Form 10-K
period 2004-12-31
Veri-Tek International, Corp.
filed 2005-05-13
CIK 1302028

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

Annual Report pursuant to Rule 15d-2 of the Securities Exchange Act of 1934, as amended

Contains only financial statements for the fiscal year ended December 31, 2004

Commission File No.: 001-32401

VERI-TEK INTERNATIONAL, CORP.

(Exact name of registrant as specified in its charter)

Michigan	42-1628978
(State of incorporation)	(I.R.S. Employer Identification No.)

50120 Pontiac Trail Wixom, Michigan	48393
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (248) 560-1000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	American Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock, no par value (“Common Stock”) held by non-affiliates of the registrant as of April 19, 2005 was approximately $18.4 million based upon the closing price for the Common Stock on the AMEX on such date. The registrant’s stock was not publicly traded as of the last business day of its most recently completed second fiscal quarter.

The number of shares of the registrant’s Common Stock outstanding as of April 20, 2005 was 4,875,000.

DOCUMENTS INCORPORATED BY REFERENCE

None

VERI-TEK INTERNATIONAL, CORP.

FORM 10K – ANNUAL REPORT

For the Year Ended December 31, 2004

EXPLANATORY PAGE

On February 15, 2005, we completed our initial public offering of 2,500,000 shares of common stock, no par value, at a price of $6.00 per share. On March 2, 2005, our underwriters exercised the over-allotment option we granted to them for an additional 375,000 shares of commons stock. The shares are listed on the American Stock Exchange.

A detailed description of the offering is included in the registration statement on Form S-1 (SEC No. 333-11830) filed with the Securities and Exchange Commission on September 3, 2004, as amended.

Rule 15d-2 under the Securities Exchange Act of 1934, as amended, provides generally that if a Company files a registration statement under the Securities Act of 1933, as amended, which does not contain certified financial statements for the Company’s last full fiscal year (or for the life of the Company if less than a full fiscal year), then the Company must, within 90 days after the effective date of the registration statement, file a special report furnishing certified financial statements for the last full fiscal year or other period as the case may be. Rule 15d-2 further provides that the special financial report is to be filed under cover of the facing sheet of the form appropriate for annual reports of the Company.

Our Form S-1 registration statement did not contain the certified financial statements contemplated by Rule 15d-2; therefore, as required by Rule 15d-2, we are hereby filing such certified financial statements with the SEC under cover of the facing page of an annual report on Form 10-K.

SELECTED FINANCIAL DATA

The following selected financial information should be read in conjunction with our financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. Veri-Tek, as it existed prior to the October 31, 2003 acquisition by Quantum-Veri Tek, Inc. is referred to as “Predecessor.” Veri-Tek, as it existed on and after October 31, 2003 is referred to as “Successor.” The combined selected financial information for the Successor and Predecessor as of the year ended December 31, 2003 was derived from our unaudited financial statements which, in the opinion of management, reflect all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States, the information for that period. The Company implemented a 300-for-1 stock split with respect to its shareholders of record on July 21, 2004, which resulted in the Company having 3,000,000 shares issued and outstanding on such date. The Company implemented a 1-for-3.730879244 reverse stock split to its shareholders of record on February 7, 2005, which resulted in the Company having 804,100 shares issued and outstanding on such date. All share and per share amounts have been restated to retroactively reflect the stock splits for all periods in which the Successor is presented.

	Predecessor				Successor	Combined	Successor
	Year Ended December 31,			Period from January 1 - October 31, 2003	Period from November 1 - December 31, 2003	Year Ended December 31, 2003(3)	Year Ended December 31, 2004
	2000	2001	2002
						(unaudited)
	(Dollars in thousands except share data)
Revenue	9,902	12,488	6,263	7,420	967	8,387	7,929

Cost of sales	4,962	7,337	2,281	3,499	702	4,201	6,460

Gross margin	4,940	5,151	3,982	3,921	265	4,186	1,469

Research and development expenses	1,005	1,253	1,843	1,248	394	1,642	1,572
Selling, general and administrative expenses	1,673	1,720	1,855	1,609	324	1,933	3,786

Operating profit (loss)	2,262	2,178	284	1,064	(453)	611	(3,889)
Other income (expense)
Interest expense, net	(418)	(381)	(235)	(194)	(232)	(426)	(1,335)
Loss on disposal of assets	—	(126)	—	—	—	—	—

Total other income (expense)	(418)	(507)	(235)	(194)	(232)	(426)	(1,335)

Earnings (Loss) before taxes	1,844	1,671	49	870	(685)	185	(5,224)

Income tax expense (benefit)(1)	—	—	—	—	(232)	(232)	(1,770)

Net income (loss)	1,844	1,671	49	870	(453)	417	(3,454)

Earnings (loss) per share:
Basic	18,440	16,710	490	8,700	(.56)	N/A (4)	(4.30)
Diluted	18,440	16,710	490	8,700	(.56)	N/A (4)	(3.44)

Shares used to calculate earnings per share:
Basic	100	100	100	100	804,100	N/A (4)	804,100
Diluted	100	100	100	100	804,100	N/A (4)	1,003,963

Cash flow provided by (used in):
Operations	(80)	265	2,292	(153)	(545)	(698)	(1,993)
Investing activities	(182)	(225)	(235)	(79)	(6,003)	(6,082)	(228)
Financing activities(2)	258	(37)	(2,050)	221	6,548	6,769	2,227

Consolidated Balance Sheet Data:

Cash and cash equivalents	—	3	11	—	—		—

Working capital	1,316	1,921	746	1,100	716		(3,320)

Total Assets	7,214	7,517	5,461	6,623	11,346		11,885

Long-term obligations, net of current portion	1,534	1,522	1,511	1,504	6,100		7,175

Shareholders equity (deficiency)	178	817	(196)	184	(353)		(3,809)

(1)	The Predecessor was a subchapter S corporation and therefore did not record income tax expense or benefit.
(2)	The Predecessor was a subchapter S corporation. Cash flow from financing activities includes distributions to the shareholder of the Predecessor.
(3)	The combined financial information presented represents the sum of the January 1, 2003 through October 31, 2003 period for the Predecessor and the November 1, 2003 through December 31, 2003 period for the Successor. No adjustments have been made to this data.
(4)	Not applicable because the Successor was created on October 18, 2003 and has a different capital structure than the Predecessor.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When reading this section of this annual report, it is important that you also read the financial statements and related notes included elsewhere in this prospectus. This section of the prospectus contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described below and in “Risk Factors.”

Overview

Historically, our business has focused on designing, developing and building specialty equipment for the automotive and heavy equipment industries. In October 2003, our predecessor company was purchased by Veri-Tek International Corp., formerly known as Quantum-Veritek, Inc., an affiliate of Quantum Value Partners, LP, pursuant to an asset purchase agreement. As a result of this transaction, we have a new executive management team. Our new executives bring new expertise and a new focus and direction to our Company. Specifically, our new executives have experience in manufacturing, business development, sales and marketing and managing the financial operations of a publicly traded manufacturing Company.

Under our new executive management team, we intend to implement a new growth strategy of expanding our testing services and launching manufacturing operations. While we will continue to sell specialty equipment, we intend to build on our experience in designing and building this equipment and our patented technology to provide axle testing services to automotive manufacturers. We also intend to become a manufacturer of precision driveshafts using a new manufacturing process that we have developed called S.M.A.R.T. ™ manufacturing. Sales of our assembly and testing equipment presently comprise most of our revenues. We have not derived material revenues to date from providing axle testing service or manufacturing precision driveshafts.

We derive most of our revenue under purchase orders from OEMs and Tier 1 Suppliers. The volume and timing of orders placed by our customers vary due to several factors, including variation in demand for our customers’ products, changes in our customers’ manufacturing strategies and general economic conditions. We recognize revenue from our specialty equipment using the percentage of completion method. We recognize revenue in our testing business when services are rendered. The testing business has not generated material revenue to date. The driveshaft manufacturing portion of our business will recognize revenue when products are shipped. To date, we have generated no revenue from selling our driveshaft manufacturing services.

Our operating profit for our specialty equipment depends on the mix between the cost of materials in the equipment and the cost of labor and manufacturing overhead allocated to the equipment. In 2002, we began to produce more axle testing equipment than driveshaft assembly equipment. This trend has continued through the December 31, 2004. Our driveshaft assembly products contain less sophisticated technology than our axle testing products, and therefore, have a lower cost of production. In addition, as we gain experience in manufacturing a certain kind of equipment, we usually achieve increased efficiencies, which result in lower labor costs and manufacturing overhead for that equipment. While we may achieve some level of increased efficiency with respect to manufacturing specialty equipment, our gross margins related thereto will likely continue to vary, as we must produce different kinds of equipment and each piece of equipment must meet certain specifications of our customers. As we implement our growth strategy of providing testing services and manufacturing precision driveshafts, we believe that our gross margins will stabilize, as the equipment that we produce will be less varied.

We continue to depend upon a relatively small number of customers for a significant percentage of our revenue. Significant reductions in sales to any of our large customers would have a material adverse effect on our results of operations. In the very recent past, the United States economy has experienced a significant downturn and has not recovered fully from the recent recession. Compounding the general unease about the current business climate are the still unknown economic and political impacts, long-term, of the September 11, 2001 terrorist attack and hostilities in Iraq, Afghanistan and elsewhere. These events caused, some of our customers to significantly reduce or delay the volume of specialty equipment ordered from us. We are unable to predict how long these factors will continue to affect our business. Any such termination of our customer relationships or change, reduction or delay in orders could have an adverse effect on our results of operations or financial condition.

The following discussion of our financial condition and results of operations focuses on our historical results, which consist primarily of our sales of specialty equipment. Because we intend to enter into two new lines of business, providing testing services and manufacturing driveshafts, our past results are not indicative of our future performance. Our performance for the period ended December 31, 2004 has been negatively impacted by the costs associated with the development of our new virtual balancing equipment, our significant expenditures for research and development and the additional costs we have incurred in connection with hiring new executives.

Results of Operations

The following table sets forth certain financial data for the three years ended December 31, 2002 and 2003 and 2004.

	Predecessor		Successor	Combined	Successor
	Year Ended December 31, 2002	Period from January 1 - October 31, 2003	Period from November 1 - December 31, 2003	Year Ended December 31, 2003(2)	Year Ended December 31, 2004
				(unaudited)
	(Dollars in thousands except share data)
Revenue	6,263	7,420	967	8,387	7,929

Cost of sales	2,281	3,499	702	4,201	6,460

Gross margin	3,982	3,921	265	4,186	1,469

Research and development expenses	1,843	1,248	394	1,642	1,572
Selling, general and administrative expenses	1,855	1,609	324	1,933	3,786

Operating profit (loss)	284	1,064	(453)	611	(3,889)
Other income (expense)
Interest expense, net	(235)	(194)	(232)	(426)	(1,335)
Loss on disposal of assets	—	—	—	—	—

Total other income (expense)	(235)	(194)	(232)	(426)	(1,335)

Earnings (Loss) before taxes	49	870	(685)	185	(5,224)

Income tax expense (benefit)(1)	—	—	(232)	(232)	(1,770)

Net income (loss)	49	870	(453)	417	(3,454)

Earnings (loss) per share:
Basic	490	8,700	(0.56)	N/A (4)	(4.30)
Diluted	490	8,700	(0.56)	N/A (4)	(3.44)

(1)	The predecessor company was a subchapter S corporation and therefore did not recognize income tax expense.
(2)	The combined financial information presented represents the sum of the January 1, 2003 through October 31, 2003 period for the Predecessor and the November 1, 2003 through December 31, 2003 period for the Successor. No adjustments have been made to this data.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue. Our revenue decreased by $0.5 million, or 5.5%, to $7.9 million for the period ended December 31, 2004 from $8.4 million for the same period in 2003. This decrease was primarily the result of decreased orders for our specialty equipment. Our main sources of revenue for the period ended December 31, 2004 were our axle products, primarily virtual balancing equipment and VETAG axle test equipment, and transmission products which accounted for 66% and 17% of total revenue, respectively. For the same period in 2003, our axle, transmission, driveshaft and engine products accounted for 45%, 21%, 19% and 10%, respectively. During the 2004 period, we experienced a 50% increase in orders for our axle products as compared to the same period in 2003. In particular, the introduction of our virtual balancing equipment has been well-received by the market. Revenues from the sale of specific specialty equipment are affected by the needs and new platform launch schedules of our customer. In 2004, we have experienced increased demand for our axle testing and balancing equipment, which we believe results from new platform launches by our customers.

Cost of Sales. Our cost of sales increased by $2.3 million, or 53.8%, to $6.5 million for the period ended December 31, 2004 from $4.2 million for the comparable period in 2003. This increase in cost of sales was primarily attributable to increased production costs related to our new virtual balancing equipment. As a percentage of revenue, cost of sales increased to 81.5% in 2004 from 50.1% in 2003. This increase in cost of sales as a percentage of revenue was primarily the result of increased manufacturing costs relating to our virtual balancing equipment. This increased manufacturing cost was primarily due to manufacturing inefficiencies relating to the initial production of our virtual balancing equipment for a commercial application as compared to the prior period in which we engaged in more repeat manufacturing of driveshaft products. These manufacturing costs include increased labor cost resulting from our employees learning the manufacturing process of these new machines and increased material cost as physical changes were made to the machines in order for them to optimally function as designed. These costs were anticipated in our cost estimates for the manufacture of these machines. We anticipate that the cost of manufacturing these balancing products will decline over time, as we have experienced with manufacturing other products. We also incurred increased labor and material costs related to meeting our customers’ delivery requirements in order for our products to be installed during their shutdown periods. These increased costs resulted from having to produce and deliver several machines within the same four-week period. In order to meet these deadlines, we hired temporary workers, worked overtime and expedited the manufacture of certain components. These actions increased our costs. In addition, our amortization expense increased by $0.3 million due to the purchase price allocation to patents as a result of the acquisition of our predecessor in 2003.

Gross Margin. Our gross margin decreased $2.7 million, or 64.9%, to $1.5 million for the 2004 period from $4.2 million for 2003. As a percentage of sales, gross margin decreased to 18.5% in 2004 from 49.9% in 2003. The dollar and percentage decrease in gross margin was primarily the result of increased manufacturing costs associated with our introduction of our virtual balancing equipment.

Research and Development Expenses. Our research and development expenses were essentially flat for the period ended December 31, 2004 at $1.6 million as compared to the comparable 2003 period. As a percentage of sales our research and development expenses increased to 19.8% of sales in 2004 from 19.6% in 2003.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased $1.9 million, or 95.9%, to $3.8 million for the period ended December 31, 2004 from $1.9 million for the 2003 period. This increase was primarily the result of the creation of a reserve for cost and earnings in excess of billing of approximately $1.6 million due to doubt that a customer will take delivery of a specialty machine. In addition, we increased staffing in order to implement our growth strategy of commercializing our testing services and manufacturing precision driveshafts.

Operating Profit (Loss). As a result of the foregoing factors, operating profit decreased $4.5 million to a loss of $3.9 million for the 2004 period from a profit of $0.6 million for 2003.

Interest Expense. Our interest expense increased $0.9 million to $1.3 million for the 2004 period from $0.4 million for the same period in 2003. The increase in interest expense was primarily due to increased borrowings through the issuance of subordinated debt related to the acquisition of our predecessor company in October 2003 as well as increased borrowings on our credit facility.

Income Tax Expense( Benefit). Our income tax benefit was $1.8 million for the period ended December 31, 2004. The predecessor company was a subchapter S corporation and therefore did not record income tax expense or benefit.

Net Earnings (Loss). As a result of the foregoing factors, net loss from operations was $3.5 million in the 2004 period as compared to earnings of $0.4 million in 2003.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenue. Our revenue increased by $2.1 million, or 33.9%, to $8.4 million for 2003 from $6.3 million for 2002. This increase was primarily the result of increased orders for our specialty equipment, particularly equipment for NVH testing and axle balancing. In 2003, our main sources of revenue were axle-related products, transmission and transaxle products and driveshaft related products which accounted for 45%, 21% and 19% of total revenue, respectively. In 2002, driveshaft products, transmission and transaxle products and axle products accounted for 33%, 28% and 20% of total revenue, respectively. Also, the 2002 period was negatively impacted by the events of September 11, 2001. As a result of these events, the general market for our products was reduced as our customers made the decision to decrease capital spending due to the economic and political uncertainties created by these events. This directly impacted our revenue by decreasing orders for our products and requests for quotations on new orders as our customers decreased their capital expenditures and cancelled or delayed current projects. In addition, we provided axle testing services to one of our customers in connection with our manufacture of a specialty machine for that customer, which resulted in approximately $0.4 million of additional revenue.

Cost of Sales. Our cost of sales increased by $1.9 million, or 84.2%, to $4.2 million for 2003 from $2.3 million for 2002. This increase in cost of sales was primarily attributable to increased production of our products. As a percentage of revenue, cost of sales increased to 50.1% in 2003 from 36.4% in 2002. This increase in cost of sales as a percentage of revenue was primarily the result of increased manufacturing costs relating to enhancements to our axle balancing technology required by one of our customers in order to meet its tolerance specifications.

Gross Margin. Our gross margin increased $0.2 million, or 5.1%, to $4.2 million for 2003 from $4.0 million for 2002. As a percentage of sales, gross margin decreased to 49.9% in 2003 from 63.5% in 2002. The dollar increase in gross margin was primarily the result of increased sales of our products as well as providing testing services in 2003. As a percentage of revenue, the gross margin decline was primarily the result of increased manufacturing costs related to meeting our customers’ specific performance requirements.

Research and Development Expenses. Our research and development expenses decreased $0.2 million or 10.9% to $1.6 million for the year ended December 31, 2003 as compared to $1.8 million in the comparable 2002 period. As a percentage of sales our research and development expenses decreased to 19.6% of sales in 2003 from 29.4% in 2002. This reduction was primarily due to the refocusing of research and development personnel to implementing developed technologies, specifically our axle balancing technology.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses remained flat at $1.9 million for 2003 as compared to the same period in 2002. Salary and other fixed costs remained flat as we did not experience any material increase in our staffing or fixed costs.

Operating Profit. As a result of the foregoing factors, operating profit increased $0.3 million, or 115.1%, to $0.6 million for 2003 from $0.3 million for 2002. As a percentage of revenue, operating profit increased to 7.3% for 2003 from 4.5% for 2002.

Interest Expense. Our interest expense increased $0.2 million, or 81.3%, to $0.4 million for 2003 from $0.2 million for 2002. The increase in interest expense was primarily due to increased borrowings through the issuance of subordinated debt related to the acquisition of our predecessor company in October 2003.

Income Tax Expense. Our income tax benefit was $0.2 million in 2003. The predecessor company was a subchapter S corporation and therefore did not record income tax expense. The benefit recorded in 2003 is due to losses experienced by us during the two-month period of our ownership in November and December 2003.

Net Earnings. As a result of the foregoing factors, net earnings from operations were $0.4 million in 2003 as compared to $0.1 million in 2002, an increase of 751%.

Liquidity and Capital Resources

Our cash requirements have historically been satisfied through a combination of cash flow from operations and debt financings. Working capital needs and capital expenditures are expected to continue to increase as we implement our growth strategy. Anticipated increases in required working capital and capital expenditures are expected to be met from our cash flow from operations, revolving credit borrowings, equipment financing and the net proceeds of our initial public offering completed in February 2005.

We used cash in operations of $2.0 million for the year ended December 31, 2004. Net cash used by continuing operations in the 2004 period was primarily the result of increases in accounts receivable, inventories, prepaid expenses and our loss from operations. This was partially offset by increases in accrued liabilities and accounts payable and a decrease in cost and earnings in excess of billings. The decline in estimated costs and earnings of $3.4 million was the result of preliminary acceptance by our customers of current projects and the subsequent billing for these projects as well as the establishment of a reserve of approximately $1.6 million for a doubtful shipment of a specialty machine.

We used cash in investing activities of $0.2 million for the year ended December 31, 2004. This was primarily the result of investing activities for the purchase of capital equipment and our investment in patents.

Cash provided by financing activities of $2.2 million for the year ended December 31, 2004, was the result of bank increased bank borrowings to finance our operations.

We maintained a revolving credit facility with Comerica Bank. The amount of the credit facility was $9.3 million at December 31, 2004. Effective March 1, 2005, we entered into a new credit agreement with out lender, Comerica Bank. With the proceeds of our initial public offering we reduced the balance of our agreement at the time of the offering to zero and terminated the agreement. The new agreement is a two year, $8.0 million revolving credit facility. Our credit facility is secured by substantially all of our assets and provides for the issuance of up to $5.0 million in standby or documentary letters of credit. Our credit facility may be utilized for general corporate purposes, including working capital, and provides us with borrowing options for multi-currency loans. Borrowing options include a Eurocurrency rate, or a base rate. As of the date of this report there are no borrowings on this facility.

As of December 31, 2004 we had subordinated debt of approximately $7.2 million. On October 31, 2003, in connection with the acquisition of our predecessor company by Veri-Tek International Corp., formerly known as Quantum-Veritek, Inc., an affiliate of Quantum Value Partners, LP, pursuant to an asset purchase agreement, we entered into a subordinated note with Quantum Value Partners, LP, our principal shareholder. Under this subordinated note, we borrowed $5.9 million. At the time we entered into the subordinated note, it accrued annual interest at a rate of 20%, 8% of which was to be paid in cash on a quarterly basis and 12% of which was accrued quarterly and added to the principal. In April 2004, the subordinated note was amended to accrue all interest quarterly and add this interest to the principal balance. The parties further amended the debt agreement in October 2004 so that simultaneously with the closing of our initial public offering, the debt will be converted into that number of shares of our common stock that is equal to the aggregate amount of principal and interest outstanding on the subordinated debt at such time divided by the offering price per share of our common stock in this offering, provided that the debt shall not accrue interest beyond October 30, 2004. This debt was converted into 1,195,900 shares of our common stock on February 15, 2005.

The following is a schedule at December 31, 2004 of our long-term contractual commitments, future minimum lease payments under non-cancelable operating lease arrangements and other long-term obligations.

	Payments by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Notes payable and long-term debt	14,135	6,960	—	7,175	—
Operating leases	857	326	531	—	—

Total	14,992	7,286	531	7,175	—

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. We have two main businesses – the design and manufacture of specialty equipment and testing services (primarily the testing of axles). The specialty equipment business recognizes revenue utilizing the percentage of completion method. The testing business recognizes revenue when services are rendered. The testing business has not generated material revenue to date. In addition, we intend to enter the business of manufacturing precision driveshafts in the future. This business will recognize revenue when products are shipped.

The manufacturing process of our specialty equipment takes six to twelve months to complete per unit. Each project has a purchase order from a customer prior to manufacture. On a monthly basis, management estimates the percentage of completion of each project utilizing input from the personnel responsible for individual phases of the project. This input includes the total hours of labor and material utilized to date and estimates of the labor and material necessary to complete the project. From this input the total percentage of completion is calculated. This percentage is then used to calculate the amount of revenue to be recognized.

Our project managers and department managers have significant experiences in the development and manufacture of specialty machine tools. The estimates employed are based on their experience in manufacturing products of the type we make. These are estimates and therefore contain a risk of change. In our experience, we have not experienced material adverse changes from period to period in calculating the percentage of completion.

Our testing of axles recognizes revenue as services are rendered. We receive product to be tested from the customer, we test the product and ship the product back to the customer. We have a purchase order from the customer detailing the testing to be performed and the price per piece tested. We recognize revenue based on the number of pieces tested and shipped back to the customer. To date, this business has not generated material revenue.

Costs and Earnings in Excess of Billings. Costs and earnings in excess of billings pertain only to our manufacturing of specialty equipment. This balance is the direct result of the revenue recognized through the percentage of completion method that has not yet been billed to the customer. Each project purchase order contains milestones for billing. As projects progress, the revenue recognized is placed in this account and is removed from this account as milestones are reached. We are assuming risk in that we are committing considerable capital to a project before we are paid by our customer. Typically, we will commit capital to a project for four to nine months before receiving cash from the sale of the product. As a result, we risk non-payment by our customers. These delayed payments terms also increases our capital requirements as we invest in a project for a considerable period before being paid.

Patents. We have capitalized certain costs related to patent technology as well as allocated a substantial portion of the purchase price related to our acquisition of JCJ International, Corp. (formerly known as Veri-Tek International, Corp.) in 2003. In determining the value of these patents at the date of acquisition, as part of our due diligence process we used a discounted cash flow approach based on our estimates of the potential of the technology. This approach utilized the expected weighted average cost of capital of 13.7% as the discount factor and an assumed growth rate of cash flow over the estimated useful lives of the asset of 16.3 years. These costs are amortized on a straight-line basis over the estimated useful lives of the asset of 16.3 years. Our amortization expense was $294 for the period ended December 31, 2004, $48 for the period October 31, 2003 to December 31, 2003 and for the predecessor company it was $16, and $16 for the ten months ended October 31, 2003, and the year ended 2002, respectively.

Research and Development Expenses. We expense research and development expenses as incurred. Amounts payable to third parties under product development agreements are recorded at the earlier of the milestone achievement, or when payments become contractually due. For the period ended December 31, 2004 expenses were $1.6 million. For the periods ended December 31, 2003, October 31, 2003, and the year ended December 31, 2002, $0.4 million, $1.2 million and $1.8 million of research and development costs were expensed, respectively.

New Accounting Pronouncements

Computation of Earnings Per Share – Basic earnings per share was computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from the conversion of the subordinated debt at $6 per share.

In September 2004, the Emerging Issues Task Force reached a final consensus on Issue N. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share (EITF 04-8). Contingently convertible debt instruments are financial instruments that add a contingent feature to a convertible debt instrument. The conversion feature is triggered when one or more specified contingencies occur and at least one of these contingencies is based on market price. Prior to the issuance of EITF 04-8, SFAS 128 had been widely interpreted to allow the exclusion of common shares underlying contingently convertible debt instruments from the calculation of diluted earnings per share in instances where conversion depends on the achievement of a specified market price of the issuer’s shares. The consensus requires that these underlying common shares be included in the diluted earnings per share computations, if dilutive, regardless of whether the market price contingency or any other contingent factor has been met. The consensus, which is effective for reporting periods ending after December 15, 2004, requires the restatement of diluted earnings per share for all prior periods presented. Verti-Tek has a contingently convertible debt instrument, the $7.2 million subordinated debt which converts to shares of common stock upon achievement of the initial public offering.

New Accounting Pronouncements – At its September 29-30, meeting, the FASB reached a consensus on Emerging Issues Task Force (EITF) Issue No 04-8 (EITF Issue 04-8). “The Effect of Contingently Convertible Debt on Diluted Earnings Per

Share”, that contingently convertible debt instruments will be subject to the if-converted method under FASB Statement of Financial Accounting Standards (SFAS) No. 128 (SFAS 128), “Earnings Per Share”, regardless of the contingent features included in the instrument. Under current practice, issuers of contingently convertible debt instruments exclude potential common shares underlying the debt instruments from the calculation of diluted earnings per share until the market price or other contingency is met. The effective date for EITF Issue 04-8 is for reporting period ending after December 15, 2004. Veri-Tek has applied EITF guidance by retroactively restating earnings per share for all applicable periods (see disclosure related to Computation of Earnings Per Share” located elsewhere in this note).

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal to require treatment as a current period charges…” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs during the fiscal years beginning after June 15, 2005. Veri-Tek does not believe that the adoption of this statement will have a material impact on its financial condition or results of operations.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS 123R on July 1, 2005.

Qualitative and Quantitative Disclosures About Market Risk

We are exposed to various market risks as a part of our operations, and we anticipate that this exposure will increase as a result of our planned growth. In an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts, option contracts, foreign currency exchange contracts and interest rate swaps. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Interest Rates. We are exposed to market risks relating to changes in interest rates. Our credit facility allows for borrowings based on the Eurodollar rate or a base rate. The interest rate incurred by us is based on these rates plus a premium. If these rates rise, our interest expense will increase accordingly.

Controls and Procedures

Our principal executive officer, Todd Antenucci, and our principal accounting and financial officer, David V. Harper., evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”), and concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information we are required to disclose in our filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act are accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the period covered by this report and that have affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Veri-Tek International, Corp.

50120 Pontiac Trail

Wixom, MI 48393-2019

We have audited the accompanying balance sheets of JCJ International, Inc. fka Veri-Tek International Corporation as of December 31, 2002 and the related statement of income, shareholders’ equity (deficit) and cash flows for the period January 1, 2003 through October 31, 2003 and the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of JCJ International, Inc fka Veri-Tek International Corporation as of December 31, 2002 and the results of its operations and its cash flows for the ten months ended October 31, 2003 and the years ended December 31, 2002 and 2001, in conformity with U.S. generally accepted accounting principles.

Respectfully,

/S/ FREEDMAN & GOLDBERG
Freedman & Goldberg Certified Public Accountants
Farmington Hills, MI
May 24, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Veri-Tek International Corp.

50120 Pontiac Trail

Wixom, MI 48393-2019

We have audited the accompanying balance sheet of Veri-Tek International Corp. as of December 31, 2004 and 2003, and the related statements of income, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2004 and the two months ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessment of the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Veri-Tek International Corp. as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the year ended December 31, 2004 and the two months ended December 31, 2003.

Respectfully,

/s/ FREEDMAN & GOLDBERG
Freedman & Goldberg
Certified Public Accountants

Farmington Hills, MI

February 17, 2005, except for Notes H and N, which is dated April 25, 2005

VERI-TEK INTERNATIONAL, CORP.

BALANCE SHEETS

	December 31, 2003	December 31, 2004
	(Dollars in thousands)
ASSETS

Current assets
Cash	—	6
Accounts receivable, trade	105	1,743
Accounts receivable, other	57	4
Cost and estimated earnings in excess of billings net of reserve of $1,565 in 2004	5,503	2,097
Inventories	432	756
Assets held for sale	21	—
Prepaid expenses	196	582

Total current assets	6,314	5,188

Property, plant and equipment, net	104	165

Other assets
Deferred income taxes	233	2,013
Patents, net of amortization of $46 and $342 in 2003 and 2004, respectively	4,651	4,476
Other	44	44

Total other assets	4,928	6,532

Total assets	11,346	11,885

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	610	938
Deferred revenue	—	204
Accrued liabilities	254	407
Revolving credit facility	4,733	6,960

Total current liabilities	5,597	8,509

Subordinated Debt	6,100	7,175

Deferred tax liability	2	10
Total Liabilities	11,699	15,694

Shareholders’ equity
Common stock, no par value 10,000 authorized at December 31, 2002 and 20,000,000 authorized, no par value at December 31, 2003. 100 shares outstanding at December 31, 2002 and 804,100 outstanding at December 31, 2003 (adjusted for July 2004 stock split and February 2005 reverse stock split)	100	100
Retained earnings (deficit)	(425)	(3,909)

Total shareholders’ equity	(353)	(3,809)

Total liabilities and shareholders’ equity	11,346	11,885

The accompanying notes are an integral part of these financial statements.

VERI-TEK INTERNATIONAL, CORP.

STATEMENTS OF OPERATIONS

	Predecessor		Successor
	Year Ended December 31, 2002	Period from January 1, 2003 through October 31, 2003	Period from November 1, 2003 through December 31, 2003	Year Ended December 31, 2004
	(Dollars in thousands, except per share data)
Revenue	6,263	7,420	967	7,929

Cost of sales	2,281	3,499	702	6,460

Gross margin	3,982	3,921	265	1,469

Research and development expenses	1,843	1,248	394	1,572
Selling, general and administrative expenses	1,855	1,609	324	3,786

Operating profit (loss)	284	1,064	(453)	(3,889)

Other income (expense) Interest expense, net	(235)	(194)	(232)	(1,335)

Total other income (expense)	(235)	(194)	(232)	(1,335)

Earnings (Loss) before taxes	49	870	(685)	(5,224)

Income tax expense (benefit)	—	—	(232)	(1,770)

Net income (loss)	49	870	(453)	(3,454)

Net income (loss) per share:
Basic	490	8,700	(0.56)	(4.30)
Diluted	490	8,700	(0.56)	(3.44)

Shares used in calculating net income (loss) per share:
Basic	100	100	804,100	804,100
Diluted	100	100	804,100	1,003,963

The accompanying notes are an integral part of these financial statements.

VERI-TEK INTERNATIONAL, CORP.

STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Stock		Retained Earnings (Deficit)	Total
	Number of Shares	Amount
	(Dollars in thousands)
Predecessor
Balance at December 31, 2001	100	—	818	818
Net Earnings	—	—	49	49
Shareholder distribution	—	—	(1,063)	(1,063)

Balance at December 31, 2002	100	—	(196)	(196)
Net Earnings	—	—	870	870
Shareholder distributions	—	—	(491)	(491)

Balance at October 31, 2003	100	—	183	183
Successor
Balance at November 1, 2003	—	—	—	—
Issuance of common stock	10,000	100	—	100
300 for 1 stock split (July 2004)	2,990,000
1-for-3.730879244 reverse stock split (February 2005)	(2,195,900)
Net earnings	—	—	(455)	(455)

Balance at December 31, 2003	804,100	100	(455)	(355)
Net Earnings			(3,454)	(3,454)

Balance at December 31, 2004	804,100	100	(3,909)	(3,809)

The accompanying notes are an integral part of these financial statements.

VERI-TEK INTERNATIONAL, CORP.

STATEMENTS OF CASH FLOWS

	Predecessor		Successor
	Year Ended December 31, 2002	Period from January 1, 2003 through October 31, 2003	Period from November 1, 2003 through December 31, 2003	Year Ended December 31, 2004
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	49	870	(453)	(3,454)
Adjustments to Reconcile Net Income (Loss) to Cash provided by (used in) operations:
Depreciation and amortization	84	59	52	361
Interest paid in kind	—	—	200	1,075
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	626	(85)	(180)	(1,585)
(Increase) Decrease in cost and earnings in excess of billings	1,655	(1,061)	(141)	3,406
(Increase) Decrease in inventories	(165)	(1)	—	(324)
(Increase) Decrease in prepaid expenses	99	(6)	(38)	(386)
(Increase) Decrease in deferred tax asset	—	—	(233)	(1,778)
(Increase) Decrease in other assets	—	—	—	—
Increase (Decrease) in accounts payable	53	12	408	327
Increase (Decrease) in deferred revenue	(122)	(26)	—	204
Increase (Decrease) in income taxes payable	—	—	—	—
Increase (Decrease) in accrued liabilities	14	84	38	153
Increase (Decrease) in deferred tax liability	—	—	2	8

Net cash provided by (used in) operating activities	2,293	(154)	(345)	(1,993)

Cash flows from investing activities
Acquisitions of businesses, net of cash acquired	—	—	(6,000)	—
Proceeds from sale of assets				21
Purchase of property, plant and equipment	(20)	(13)	(2)	(127)
Investments in patents	(215)	(66)	(1)	(122)

Net cash (used in) provided by investing activities	(235)	(79)	(6,003)	(228)

Cash flows from financing activities
Proceeds from issuance of common stock	—	—	100	—
Net proceeds (payments) on note payable to bank	(974)	723	348	2,227
Net proceeds (payments) on note payable	(13)	(10)	—	—
Net proceeds (payments) on subordinated note	—	—	5,900	—
Shareholder distributions	(1,063)	(491)	—	—

Net cash provided by (used in) financing activities	(2,050)	222	6,348	2,227

Net (decrease) increase in cash and cash equivalents	8	(11)	—	6
Cash and cash equivalents at beginning of period	3	11	—	—

Cash and cash equivalents at end of period	11	—	—	6

Supplemental cash flow disclosure
Cash paid for:
Interest	227	189	25	261
Taxes	—	—	—	—

Fair value of assets acquired, including patents in 2003	—	—	10,935	—
Liabilities assumed	—	—	(4,935)	—
Debt issued	—	—	(5,900)	—
Stock issued	—	—	(100)	—
Cash paid	—	—	—	—

Supplemental Disclosure of Non-Cash Financing Activity:

The Company accrued interest on the subordinated debt (see Note F) in the amount of $1.1 million for the year ended December 31, 2004.

The accompanying notes are an integral part of these financial statements.

VERI-TEK INTERNATIONAL, CORP.

NOTES TO FINANCIAL STATEMENTS - 2002, 2003, 2004

Note A—Basis of Presentation, Nature of Operations and Summary of Significant Account Policies

Basis of Presentation

The accompanying financial statements for the year ended December 31, 2004 and for the period from November 1, 2003 to December 31, 2003 include the accounts of Veri-Tek International, Corp. (“VTI” or the “Company”). Included in this period are fair value adjustments to assets and liabilities, including inventory, other tangible assets, and property plant and equipment, Accordingly, the accompanying financial statements for the periods prior to the acquisition are labeled as “Predecessor” and the period subsequent to the acquisition are labeled as “Successor”.

For the period January 1, 2001 to October 31, 2003 the financial statements include the accounts of the Predecessor company, JCJ International, Inc. (formerly known as Veri-Tek International Corporation) (“JCJ”). The Company’s normal reporting period is based on a 52 week calendar year. Therefore the Predecessor results of operations presented in the accompanying financial statements for the period January 1, 2003 to October 31, 2003 are not necessarily indicative of the results that would be expected for the full reporting year. In the opinion of management, all material adjustments consisting of normal recurring transactions, necessary to reflect a fair presentation of the financial statements, have been included.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Predecessor has historically shown profits from operations and the Company has positive net working capital. The total amount available under the current credit facility has been increased by amendment to $9.3 million as of October 2004. Management has been successful in renegotiating the terms of the revolving credit facility, changing it from a “due on demand” line of credit to a term loan with a two year maturity and an $8 million cap.

On October 31, 2003 the Company completed the acquisition of substantially all of the assets of JCJ for $6.0 million in cash and the assumption of certain liabilities.

All figures presented in these notes are in thousands unless otherwise stated.

Nature of Operations

The Company designs and manufactures specialty equipment used primarily in the manufacture of driveline components in the automotive and heavy equipment industries. In addition, the Company has utilized this technology on a limited basis to provide testing services to original equipment manufacturers and tier 1 suppliers in order to verify the manufacturing process. The Company is in the process of entering the drive-train manufacturing industry utilizing its proprietary technology and processes.

Significant Accounting Policies

A summary of the significant accounting policies conforming with generally accepted accounting principles in the United States of America and consistently applied in the preparation of the accompanying financial statements follows:

Revenue Recognition

The Company currently has one main line business—the design and manufacture of specialty equipment, which recognizes revenue utilizing the percentage of completion method. All sales provide for a one year warranty period, which begins upon the completion of the installation of the equipment. Due to the immaterial nature of warranty costs, there is no accrual of future warranty expense.

The manufacturing process of our specialty equipment takes six to twelve months to complete per unit. Each project has a purchase order from a customer prior to manufacture. On a monthly basis, management estimates the percentage of completion of each project utilizing input from the personnel responsible for individual phases of the project. This input includes the total hours of labor and material utilized to date and estimates of the labor and material necessary to complete the project.

VERI-TEK INTERNATIONAL, CORP.

NOTES TO FINANCIAL STATEMENTS - 2002, 2003, 2004—(Continued)

From this input, the total percentage of completion is calculated. This percentage is then used to calculate the amount of revenue to be recognized.

Revenue from testing services is recognized when services are rendered.

The manufacturing business has not generated material revenues to date.

Cash and Cash Equivalents

For purposes of the statement of cash flows, all investments with maturities of less than three months are considered to be cash equivalents.

Accounts Receivable Trade

The Company uses the direct write-off method of accounting for bad debts. The Company has not historically experienced any material losses as a result of bad debt and, therefore has not provided for such losses in prior periods. The Company has firm purchase agreements for payment from its customers upon acceptance of the product. The Company’s customers are all Tier I suppliers, which are large companies with good credit histories.

Costs and Earnings in Excess of Billings

Costs and earnings in excess of billings are the result of earned revenue on projects that are not immediately billable to the customer due to agreed upon billing arrangements. The Company has not historically experienced any material losses as a result of bad debt. The Company has firm purchase agreements for payment from its customers upon acceptance of the product. The Company’s customers are all Tier I suppliers, which are large companies with good credit histories.

Allowance for Doubtful Accounts

The Company has adopted a policy consistent with U.S. GAAP for the periodic review of its accounts receivable and costs in excess of billing to determine whether the establishment of an allowance for doubtful accounts is warranted based on the Company’s assessment of the collectibility of the accounts. As of December 31, 2004, the Company has established a reserve of $1.6 million against costs in excess of billings – See Note N.

Financial Instruments and Credit Risk Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables and payables. As of December 31, 2004 three customers accounted for 92% of accounts receivable. Two customers accounted for 82% of unbilled revenue at December 2003. Two customers accounted for 63% of the revenue for the year ended December 31, 2004.

During the year ended December 31, 2004, no one supplier accounted for more than 10% of purchases. One supplier accounted for 11% of accounts payable as of December 31, 2004.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided for using the straight line and accelerated methods over the estimated useful lives of the assets, which range from 39 years for buildings and improvements to 3 to 7 years for machinery and equipment. Expenditures for maintenance and repairs are charged to expense as incurred. The Company recorded depreciation expense for the period ended December 31, 2004 of $66 and the two months ended December 31, 2003 of $6, JCJ recorded $43 and $69 for the ten months ended October 31, 2003, and the year ended December 31, 2002.

VERI-TEK INTERNATIONAL, CORP.

NOTES TO FINANCIAL STATEMENTS - 2002, 2003, 2004—(Continued)

Patents

The Company has capitalized certain costs related to patent technology as well as allocated a substantial portion of the purchase price related to our acquisition of JCJ International, Corp. (formerly known as Veri-Tek International, Corp.) in 2003. In determining the value of these patents at the date of acquisition, as part of our due diligence process we used a discounted cash flow approach based on our estimates or the potential of the technology. This approach utilized the expected weighted average cost of capital as the discount factor and an assumed growth rate of cash flow over the estimated useful lives of the asset. These costs are amortized on a straight-line basis over the estimated useful lives of the asset. Amortization expense for the Company was $294 and $48 for the year ended December 31, 2004 and the period October 31, 2003 to December 31, 2003, respectively, and for the predecessor company it was $16, and $16 for the ten months ended October 31, 2003, and the year ended 2002.

Impairment of Long-Lived Assets

In accordance with SFAS No 144, the Company periodically reviews its long-lived assets, including property and equipment, and other identifiable intangibles, for impairment based on an evaluation of remaining useful lives and the current and expected future profitability and cash flows related to such assets. For the year ended December 31, 2001, the Company reviewed its long-lived assets in accordance with SFAS No. 121. The Company and JCJ had no loss on impairment of long-lived assets during the year ended December 31, 2004, period ended December 31, 2003, the period ended October 31, 2003, or the year ended December 31, 2002.

Income Taxes

The Company records the provision for federal and state income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and the effect of operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

JCJ International, Inc has elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Accordingly, the financial statements do not include a provision for income taxes for the Predecessor because earnings and losses are included in the shareholders’ personal income tax returns.

Research and Development Expenses

The Company expenses research and development expenses as incurred. Amounts payable to third parties under product development agreements are recorded at the earlier of the milestone achievement, or when payments become contractually due. For the year ended December 31, 2004, the periods ended December 31, 2003, October 31, 2003, and the year ended December 31, 2002, $1.6 million, $0.4 million, $1.2 million and $1.8 million of research and development costs were expensed, respectively.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, accrued liabilities and long-term debt. The carrying value of these instruments approximates their estimated fair value based upon rates and terms available for instruments of similar characteristics.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

VERI-TEK INTERNATIONAL, CORP.

NOTES TO FINANCIAL STATEMENTS - 2002, 2003, 2004—(Continued)

Computation of Earnings Per Share

Basic earnings per share was computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from the conversion of the subordinated debt at $6 per share.

In September 2004, the Emerging Issues Task Force reached a final consensus on Issue N. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share (EITF 04-8). Contingently convertible debt instruments are financial instruments that add a contingent feature to a convertible debt instrument. The conversion feature is triggered when one or more specified contingencies occur and at least one of these contingencies is based on market price. Prior to the issuance of EITF 04-8, SFAS 128 had been widely interpreted to allow the exclusion of common shares underlying contingently convertible debt instruments from the calculation of diluted earnings per share in instances where conversion depends on the achievement of a specified market price of the issuer’s shares. The consensus requires that these underlying common shares be included in the diluted earnings per share computations, if dilutive, regardless of whether the market price contingency or any other contingent factor has been met. The consensus, which is effective for reporting periods ending after December 15, 2004, requires the restatement of diluted earnings per share for all prior periods presented. Veri-Tek has a contingently convertible debt instrument, the $7.2 million subordinated debt which converts to shares of common stock upon achievement of the initial public offering.

New Accounting Pronouncements

New Accounting Pronouncements – At its September 29-30, meeting, the FASB reached a consensus on Emerging Issues Task Force (EITF) Issue No 04-8 (EITF Issue 04-8). “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share”, that contingently convertible debt instruments will be subject to the if-converted method under FASB Statement of Financial Accounting Standards (SFAS) No. 128 (SFAS 128), “Earnings Per Share”, regardless of the contingent features included in the instrument. Under current practice, issuers of contingently convertible debt instruments exclude potential common shares underlying the debt instruments from the calculation of diluted earnings per share until the market price or other contingency is met. The effective date for EITF Issue 04-8 is for reporting period ending after December 15, 2004. Veri-Tek has applied EITF guidance by retroactively restating earnings per share for all applicable periods (see disclosure related to Computation of Earnings Per Share” located elsewhere in this note).

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal to require treatment as a current period charges…” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs during the fiscal years beginning after June 15, 2005. Veri-Tek does not believe that the adoption of this statement will have a material impact on its financial condition or results of operations.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS 123R on July 1, 2005.

Note B—Acquisition of JCJ International, Inc (fka Veri-Tek International Corporation)

On October 31, 2003 the Company completed the acquisition of substantially all of the assets of JCJ for $6 million in cash and the assumption of certain liabilities in order to obtain the rights and ability to utilize the technologies developed by JCJ. It was determined through the Company’s due diligence process that with the exception of patents, the book value of the assets acquired and liabilities assumed approximated the fair market value, except patents whose fair value was calculated using discounted cash flow analysis. The Company estimated the value of patents based on the discounted estimated future cash flows at the date of acquisition from

VERI-TEK INTERNATIONAL, CORP.

NOTES TO FINANCIAL STATEMENTS - 2002, 2003, 2004—(Continued)

patents acquired. The Company does not believe that trademarks or customer relationships are separable or the result of contractual relationships as defined in FAS 141 and but not allocated any purchase price to them. The following details the fair values assigned at November 1, 2003 to the Company’s assets and liabilities in connection with the acquisition.

Fair Value of the Opening Balance Sheet at November 1, 2003 (in thousands):

Assets:
Accounts Receivable	116
Cost Estimated Earnings In Excess of Billings	5,362
Inventory	432
Prepaid Expenses	157

Current Assets	6,067

Goodwill
Patents	4,696
Property, plant and equipment	129
Other assets	43

Total Assets	10,935

Liabilities:
Current liabilities, assumed	4,935

Total liabilities	4,935

Note C—Inventories

The major components of inventories were as follows (in thousands):

	December 31,
	2003	2004
	(in thousands)
Raw materials and purchased parts	105	118
Finished goods and replacement parts	327	638

	432	756

Note D—Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	Predecessor	Successor
	December 31,
	2003	2004
Leasehold improvements	7	12
Machinery and equipment	85	207
Furniture and fixtures	18	18

	110	237
Less accumulated depreciation and amortization	(6)	(72)

Net Property, Plant and Equipment	104	165

VERI-TEK INTERNATIONAL, CORP.

NOTES TO FINANCIAL STATEMENTS - 2002, 2003, 2004—(Continued)

Note E—Patents

On January 1, 2002, the Company implemented Statement of Financial Accounting Standards (SFAS) Statement No. 142 “Goodwill and other Intangible Assets,” which requires that intangible assets be amortized over their estimated useful lives. Patents are amortized on a straight line basis over 16.3 years, their estimated remaining lives at November 1, 2003. Patents shall be reviewed for impairment in accordance with Statement 121. Estimated amortization expenses for the next five years are as follows (in thousands):

For the year ended December 31,
2005	296
2006	296
2007	296
2008	296
2009	296

Note F—Line of Credit and Long-Term Debt

The Company maintains a secured bank revolving credit facility (the “Credit Facility”) totaling $9.3 million at December 31, 2003. The Credit Facility is collateralized by substantially all the assets of the Company and is due on demand. At December 31, 2004, the Company had the ability to borrow an additional $0.5 million. The Credit Facility may be utilized for general corporate purposes, including working capital and acquisition financing and provides the Company with borrowing options. Borrowing options include a Eurocurrency rate or a base rate (the bank’s prime lending rate). Advances under the Credit Facility bore interest at an effective rate of 4.5% and 3.75% as of December 31, 2004 and 2003, respectively. The Credit Facility is subject to customary financial and other covenants including, but not limited to, limitations on consolidations, mergers and sales of assets. This facility decreases to $6.1 million on March 1, 2005. In conjunction with the Company’s initial public offering this credit facility was reduced to zero and a new two year, $8.0 million facility was put in place. This facility expires in February 2007.

The note payable to a shareholder with interest at 20% per annum requires quarterly interest only payments of 8% with the remaining 12% added to principal when due. The principal balance and all outstanding interest is due in full August 1, 2008. As of December 31, 2004 the principal balance was increased by a total of $1.3 million of accrued and unpaid interest. This note is subordinate to the line of credit. In April 2004, the agreement was modified to accrue all interest and add it to principal. In October 2004, the rate was modified to include a conversion option. The conversion occurs upon the closing of the initial public offering and converts at $6.00 per share resulting in 1,195,900 additional shares outstanding.

The predecessor company, prior to 2001 entered into a 6% demand note with its principal shareholder. Interest on this note was due and paid monthly. This liability was not assumed in the acquisition of JCJ by the Company.

	Years Ended December 31,
	2003	2004
Long-term debt consisted of the following (in thousands):
20% Subordinated note due 2008	6,100	7,175
Less current maturities	—	—

	6,100	7,175

VERI-TEK INTERNATIONAL, CORP.

NOTES TO FINANCIAL STATEMENTS - 2002, 2003, 2004—(Continued)

Maturities of long-term debt by year as of December 31, 2004 are as follows (in thousands):

2005	—
2006	—
2007	—
2008	7,175
2009	—

7,175

Note G—Commitments and Contingencies

The Company leases buildings and equipment under operating leases with unexpired terms ranging from a month-to-month basis to ten years. Rent expense for all operating leases were (in thousands), approximately $399 for the year ended December 31, 2004, $62 for the two months ending December 31, 2003 and for the predecessor company lease payments totaled $294 and $351 for the ten months ended 2003 and the year ended December 31, 2002, respectively.

The future minimum lease payments under these operating leases are as follows (in thousands):

Year Ended December 31,
2005	326
2006	319
2007	212
2008	—
2009	—

857

The Company is not a party to any legal proceedings other than routine litigation incidental to its business, none of which would have a material adverse impact on the Company’s financial position or results from operations.

Note H—Income Taxes

The Company has incurred a net operating loss for federal tax purposes of $3.6 million for the year ended December 31, 2004 and $688 from October 15, 2003 through December 31, 2003, which it has elected to carryforward. Therefore, the Company has not recorded any current tax accrual. The net operating loss carryforwards of $688 and $3.6 million expire in 2023 and 2024, respectively.

The predecessor company was a subchapter S corporation and therefore does not record tax liabilities. Income taxes have been charged to operations as follows:

	Predecessor		Successor
	December 31, 2002	Period Ended October 31, 2003	Period Ended December 31, 2003	December 31, 2004
(in thousands)
Current
Federal	—	—	—	—
State and local	—	—	—	—
Deferred federal	—	—	(232)	(1,770)
Deferred state	—	—	—	—

	—	—	(232)	(1,770)

VERI-TEK INTERNATIONAL, CORP.

NOTES TO FINANCIAL STATEMENTS - 2002, 2003, 2004—(Continued)

A reconciliation of the actual federal income tax expense to the expected amounts computed by applying the statutory tax rate to earnings from operations before income taxes is as follows (in thousands):

	Predecessor		Successor
	December 31, 2002	Period Ended October 31, 2003	Period Ended December 31, 2003	December 31, 2004
	(in thousands)
Expected federal income tax	—	—	(233)	(1,776)
Nondeductible items	—	—	1	6
Other, net	—	—	—	—

Actual income tax expense	—	—	(232)	(1,770)

The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities at December 31, 2003 and 2004 are as follows (in thousands):

	2002		2003
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(in thousands)
Depreciation and amortization	—	2	—	10
Accrued expenses not currently deductible	—	—	—	—
Net operating loss carryovers	233	—	2,013	—

	233	2	2,013	10
Less: valuation allowance	—	—	—	—

	233	2	2,013	10

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Realization of the Company’s deferred tax assets is dependent on generating sufficient taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized.

Note I—Related Party Transactions

The Company maintains a 20% 5-year subordinated note with its primary shareholder. The Company accrued $1.1 million and $200 in interest in 2004 and 2003, respectively.

The Company leases certain buildings and equipment from one of its directors. The Company paid $318 and $48 in rent for the year ended December 31, 2004 and the two months ended December 31, 2003, respectively. The predecessor company paid $265 and $335 for the ten months ended October 31, 2003, and the year ended December 31, 2002 respectively.

The predecessor company maintained a $1.5 million, 6% demand note with a shareholder. The predecessor company paid interest of $68 and $91 for the ten months ended October 31, 2003, and the year ended December 31, 2002, respectively.

At December 31, 2003 and 2004 the Company had a receivable from a shareholder of $57 and $4. This receivable is non-interest bearing and due on demand.

VERI-TEK INTERNATIONAL, CORP.

NOTES TO FINANCIAL STATEMENTS - 2002, 2003, 2004—(Continued)

Note J- 401K Profit Sharing Plan

The Company sponsors a 401K profit sharing plan that covers all employees of the Company. The plan allows eligible employees to withhold amounts from their pay on a pre-tax basis and invest in self directed investment accounts. The Company has no obligation to make any contributions to the plan, however, they currently match employee contributions up to a maximum of $2,000 per employee.

Note K—Significant Customers

For the year ended December 31, 2004 three customers accounted for 77% of revenue and for the two months ended December 31, 2003 two customers accounted for 89% of revenue. The predecessor company had three customers account for 81% of revenue for the ten months ended October 31, 2003 and two customers accounted for 76% of revenue for the year ended December 31, 2002.

Note L – Stock Split

On July 1, 2004 the Board of Directors authorized a 300 to 1 stock split to be implemented by stock dividend of 299 shares for each share outstanding to shareholders of record July 21, 2004 payable on July 21, 2004.

Note M—Subsequent Events

On February 7, 2005, the Board of Directors authorized a 1 for 3.730879244 reverse stock split to shareholders of record on February 7, 2005 effective on February 7, 2005. The share and per share information have been restated as of January 1, 2004 to reflect the reverse stock split in accordance with GAAP.

On February 14, 2005, the Company offered 2,500,000 shares of common stock at $6.00 per share in its initial public offering. All shares were purchased and the Company received $13,950,000 on February 18, 2005.

On March 2, 2005, the underwriter exercised its option to purchase an additional 375,000 shares at $6.00 per share.

Note N - Unrealized Loss on Cost in Excess of Billing and Restatement of Financial Statements

During the year ended December 31, 2004, a customer delayed delivery on a piece of equipment currently under contract and substantially completed. The customer’s failure to take delivery has raised doubt to the realization of amounts to be billed under the contract. Therefore, management has recorded a reserve of $1.6 million, net of recoverable value of the equipment, against cost in excess in billings. The financial statements for the year ended December 31, 2004 has been restated to correct management’s estimate of realizable cost in excess of billing. The restatement results in an increase in net loss of $1.0 million for the year ended December 31, 2004, net of deferred tax benefit of $532.

SIGNATURES

Pursuant to the requirements of Rule15d-2 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2005

VERI-TEK INTERNATIONAL, CORP.

By:	/S/ TODD ANTENUCCI	By:	/S/ DAVID V. HARPER
	Todd Antenucci, President		David V. Harper, Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Todd Antenucci and David V. Harper, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the persons on behalf of the Registrant in the capacities and on the dates indicated.

/S/ CHRISTOPHER L. MORIN	May 13, 2005
Christopher L. Morin, Chairman of the Board and Director

/S/ TODD ANTENUCCI	May 13, 2005
Todd Antenucci, President
(Principal Executive Officer)

/S/ JOSEPH B. DAVIES	May 13, 2005
Joseph B. Davies, Director

/S/ ROBERT GIGLIOTTI	May 13, 2005
Robert Gigliotti, Director

/S/ JAMES JURANITCH	May 13, 2005
James Juranitch, CTO and Director

/S/ DIANA ROGGENBAUER	May 13, 2005
Diana Roggenbauer, Director

EXHIBIT INDEX

Exhibit Number	Description

23.1	Consent of Independent Auditors

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.