Form 10-Q
period 2005-03-31
Veri-Tek International, Corp.
filed 2005-05-13
CIK 1302028

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-32401

VERI-TEK INTERNATIONAL, CORP.

(Exact name of registrant as specified in its charter)

Michigan	42-1628978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

50120 Pontiac Trail, Wixom, MI 48393

(Address of principal executive offices)

(Zip Code)

(248) 560-1000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, no par value, outstanding as of April 30, 2005 was 4,875,000.

VERI-TEK INTERNATIONAL, CORP.

FORM 10-Q INDEX

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

VERI-TEK INTERNATIONAL, CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	December 31, 2004	March 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$6	$7,680
Accounts receivable, trade	1,743	1,286
Accounts receivable, other	4	1
Inventories	756	769
Cost and Estimated Earnings in Excess of Billings, net	2,097	1,608
Prepaid expenses and other assets	582	159

Total Current Assets	5,188	11,503
Property, plant and equipment, net	165	227
Other assets
Patents - net	4,476	4,437
Deferred tax asset	2,013	2,430
Loan Cost, net	—	40
Other	44	44

Total Other Assets	6,533	6,951

Total Assets	$11,885	$18,682

LIABILITIES AND EQUITY
Current liabilities
Revolving credit facility	6,960	—
Accounts payable	$937	$759
Accrued liabilities	407	245
Deferred revenue	203	34

Total Current Liabilities	8,508	1,038

Long Term Liabilities
Deferred tax liability	10	12
Subordinated Debt	7,175	—

Total Long Term Liabilities	7,185	12

Total Liabilities	15,694	1,050

Shareholders’ equity
Common stock, no par value, authorized 20,000,000 shares, issued 804,100 and 4,875,000 shares in 2004 and 2005, respectively	100	22,352
Retained earnings	(3,909)	(4,720)

Shareholders’ Equity	(3,809)	17,632

Liabilities and Shareholders’ Equity	$11,885	$18,682

The accompanying notes are an integral part of these financial statements

VERI-TEK INTERNATIONAL, CORP.

STATEMENTS OF INCOME

(Unaudited, in thousands, except for per share amounts)

	Three Months Ended March 31,
	2004	2005
Net Sales	$2,750	$1,059

Cost of Sales	1,675	1,355

Gross margin	1,075	(296)

Research and Development Expenses	630	192

Selling, general and administrative expenses	505	692

Operating income (loss)	(60)	(1,180)

Other Income (expense)
Interest income	—	6
Interest expense	(345)	(53)

	(345)	(47)

(Loss) from operations before income taxes	(405)	(1,227)
Income tax expense (benefit)	(137)	(416)

(Loss) on common shares	(268)	(811)

Basic (loss) per common share:	$(0.33)	$(0.30)
Diluted (loss) per common share:	$(0.33)	$(0.24)

Basic weighted average common shares outstanding	804,100	2,731,818
Diluted weighted average common shares outstanding	804,100	3,343,056

The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2004	2005
Cash flows from operating activities
Net earnings	$(268)	$(811)
Adjustments to reconcile net earnings to net cash provided by operations
Interest paid in kind	298	—
Depreciation and amortization	88	99
Deferred income taxes	(137)	(418)

Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(228)	459
(Increase) decrease in inventories	—	(13)
(Increase) decrease in cost and estimated earnings in excess of billings	(706)	489
(Increase) decrease in prepaid expenses	98	(10)
(Increase) decrease in other assets	—	—
Increase (decrease) in accounts payable	204	(179)
Increase (decrease) in accrued liabilities	109	(162)
Increase (decrease) in deferred revenue	92	(169)
Increase (decrease) in deferred tax liability	—	2

Net cash provided by (used in) operations	(450)	(713)

Cash flows from investing activities
Purchase of Marketable Securities	—	(6,000)
Purchase of property, plant and equipment	(92)	(82)
Investment in patents	(91)	(35)

Net cash (used in) investing activities	(183)	(6,117)

Cash flows used in financing activities
Proceeds from issuance of common stock	—	16,043
Payment of expenses related to initial public offering	—	(533)
Payment of loan fees	—	(46)
Net borrowings (repayments) on note payable to bank	664	(6,960)

Net cash provided by (used in) financing activities	664	8,504

Net increase in cash	31	1,673

Cash at beginning of period	1	6

Cash at end of period	$32	$1,679

Supplemental Cash Flow Disclosure
Cash paid for:
Interest	$46	$57

Taxes	$—	$—

The accompanying notes are an integral part of these financial statements

VERI-TEK INTERNATIONAL, CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Nature of Operations and Summary of Significant Accounting Policies

This summary of significant accounting policies of Veri-Tek International Corp. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements. All figures are in thousands unless otherwise stated.

Nature of Operations

Veri-Tek International Corp. designs and manufactures testing and assembly equipment used primarily in the manufacture of driveline components in the automotive and heavy equipment industries. In addition, the Company has utilized this technology to provide testing services to original equipment manufacturers and Tier 1 suppliers in order to verify the manufacturing process. The Company is in the process of entering the drive-train manufacturing industry utilizing its proprietary technology and processes.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term securities purchased with maturity dates of three months or less to be cash equivalents.

Marketable Securities

The Company has investments in corporate debt instruments that are available for sale to meet working capital needs. Cost represents estimated fair value at the balance sheet date and there are no gross unrealized gains of losses. Interest earned is included in interest income.

Revenue Recognition

The Company has two main businesses – the design and manufacture of assembly and testing equipment (A & T) and the testing and manufacturing of drive-line products (T & M). The A & T business recognizes revenue utilizing the percentage completion method. The T & M business recognizes revenue when products are shipped or services are rendered.

Accounts Receivable – Trade

The Company uses the direct write-off method of accounting for bad debts. The Company has not historically experienced any material losses as a result of bad debt and therefore has not provided for such losses.

Costs and Earnings in Excess of Billings

Costs and earnings in excess of billings are the result of earned revenue on projects that are not immediately billable to customers due to agreed upon billing arrangements.

Allowance for Doubtful Accounts

The Company has adopted a policy consistent with U.S. GAAP for the periodic review of its accounts receivable and costs in excess of billings to determine whether the establishment of an allowance for doubtful accounts is warranted based on the Company’s assessment of the collectibility of the account. As of March 31, 2005 and 2004, the Company has established a reserve of $1.6 million and $-0-, respectively, against costs in excess of billings – See Note I.

Financial Instruments and Credit Risk Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables and payables. As of March 31, 2005 two customers accounted for 70% of accounts receivable. Two customers accounted for 79% of unbilled revenue at March 31, 2005. Two customers accounted for 66% of the revenue for the three months ended March 31, 2005.

As of March 31, 2004, one customer accounted for 63% of accounts receivable. Three customers accounted for 91% of unbilled revenue at March 31, 2004. Two customers accounted for 83% of the revenue for the three months ended March 31, 2004.

During the period ended March 31, 2004, the Company purchased 13% of its materials from one supplier. One supplier accounted for 28% of accounts payable as of March 31, 2004.

Inventory

Inventory consists of stock materials and various machines developed for demonstration purposes and are stated at the lower of cost (first in, first out) or market.

Property, Equipment and Depreciation

Property and equipment are stated at cost. Depreciation of property and equipment is provided using accelerated methods used for tax purposes over the following useful lives:

Machinery and Equipment	3 – 7 years
Furniture and Fixtures	7 years
Leasehold Improvements	39 years

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense for the three months ended March 31, 2005 and 2004 was $19 and $15.

Patents

The Company capitalizes certain costs related to patent technology as well as allocating a substantial portion of the purchase price related to the acquisition of substantially all of the assets of JCJ International, Inc. These costs are amortized on a straight-line basis over the estimated useful lives of the assets. Amortization expense for the three months ended March 31, 2005 and 2004 was $74 and $73, respectively.

Research and Development Expenses

The Company expenses research and development expenses as incurred. Amounts payable to third parties under product development agreements are recorded at the earlier of the milestone achievement or when payments become contractually due. For the three months ended March 31, 2005 and 2004, $192 and $630, respectively, of research and development costs were expensed.

Impairment of Long-Lived Assets

In accordance with SFAS No. 121, the Company reviews its long-lived assets, including property and equipment, goodwill and other identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. The Company had no loss on impairment of long-lived assets during the three months ended March 31, 2005 and 2004.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, line of credit and long-term debt. The carrying value of these instruments approximates their estimated fair value.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Computation of Earnings Per Share

Basic earnings per share were computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from the conversion of the subordinated debt at $6 per share.

In September 2004, the Emerging Issues Task Force reached a final consensus on Issue N. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share (EITF 04-8). Contingently convertible debt instruments are financial instruments that add a contingent feature to a convertible debt instrument. The conversion feature is triggered when one or more specified contingencies occur and at least one of these contingencies is based on market price. Prior to the issuance of EITF 04-8, SFAS 128 had been widely interpreted to allow the exclusion of common shares underlying contingently convertible debt instruments from the calculation of diluted earnings per share in instances where conversion depends on the achievement of a specified market price of the issuer’s shares. The consensus requires that these underlying common shares be included in the diluted earnings per share computations, if dilutive, regardless of whether the market price contingency or any other contingent factor has been met. The consensus, which is effective for reporting periods ending after December 15, 2004, requires the restatement of diluted earnings per share for all prior periods presented. Veri-Tek has a contingently convertible debt instrument, the $7,125,401 subordinated debt which was converted to shares of common stock in February 2005 upon the achievement of the Company’s initial public offering.

New Accounting Pronouncements

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

Note B - Inventory

The components of inventory at March 31, 2005 and 2004 are as follows:

	December 31, 2004	March 31, 2005
Raw Materials and Purchased Parts	105	126
Finished Goods and Replacement Parts	327	643

	432	769

Note C - Revolving Credit Facility

As a result of the completion of our initial public offering in February 2005, our outstanding balance on our revolving credit facility was reduced to zero and the credit facility was terminated. We have since negotiated a new credit facility with our lender under what we believe to be more favorable terms as compared to our previous facility. The new facility is a two year, $8.0 million revolving credit facility secured by substantially all of the Company’s assets. The facility expires on February 28, 2007. The facility contains customary limitations including, but not limited to, acquisitions, dividends and capital expenditures. The interest rate is variable and advances can bear interest at the Eurodollar based rate or the prime based rate. As of March 31, 2005 the facility had a zero balance.

Note D - Subordinated Debt

The note payable to a shareholder with interest at 20% per annum required quarterly interest only payments of 8% with the remaining 12% added to principal when due. The principal balance and all outstanding interest was originally due in full August 1, 2008. The note was subordinate to the line of credit. In April 2004, the agreement was modified to accrue all interest and add it to principal. In October 2004, the rate was modified to include a conversion option to convert the total amount due, including interest, upon the Company’s completion of its initial public offering. In February 2005, the Company issued 1,195,900 shares of common stock as settlement of $7.2 million of debt, including interest of $1.3 million.

Note E - Related Party Transactions

The Company leases its facility and certain equipment from an entity owned by a director. Rent paid under these leases totaled $79,434 for each of the three months ended March 31, 2005 and 2004.

As mentioned in Note D, the Company had a note payable to shareholder. This note was converted to stock in February 2005. No interest was paid for the three months ended March 31, 2005 and 2004. The principal balance was increased by $-0- and $298 as of March 31, 2005 and 2004, respectively, for the amount of accrued and unpaid interest due.

At March 31, 2004, the Company had a receivable from a shareholder of $62. This receivable is non-interest bearing and due on demand.

Note F - 401K Profit Sharing Plan

The Company sponsors a 401K profit sharing plan that covers all employees of the Company. The plan allows eligible employees to withhold amounts from their pay on a pre-tax basis and invest in self directed investment accounts. The Company has no obligation to make any contributions to the plan, however, they currently match employee contributions up to a maximum of $2 per employee. Contributions to the plan for the three months ended March 31, 2005 and 2004 was $47 and $-0-, respectively.

Note G - Stock Split

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

Note H - Initial Public Offering

On February 14, 2005, the Company offered 2,500,000 shares of common stock at $6.00 per share in its initial public offering. All shares were purchased and the Company received $14.0 million, net of fees of $1.1, on February 18, 2005.

On March 2, 2005, the underwriter exercised its option to purchase an additional 375,000 shares at $6.00 per share. The Company received $2.1 million, net of fees of $158, on March 2, 2005.

Note I - Unrealized Loss on Cost in Excess of Billing

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

Note J - Restatement of Financial Statements

The financial statements for the three months ended March 31, 2004 has been restated to correct the allocation of the purchase price relating to the acquisition of assets made in October 2003. The effect of the reallocation of purchase price was to reclassify $4,314 originally reported as goodwill to cost of patents acquired. The reclassification of cost to patents resulted in additional amortization expense of $66 and an increase in net loss of $41 for the three months ended March 31, 2004, net of deferred tax benefit of $25.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains statements (including certain projections and business trends) accompanied by such phrases as “assumes,” “anticipates,” “believes,” “expects,” “estimates,” “projects,” “will” and other similar expressions, that are “forward looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Statements regarding future operating performance, new programs expected to be launched and other future prospects and developments are based upon current expectations and involve certain risks and uncertainties that could cause actual results and developments to differ materially. Potential risks and uncertainties include such factors as demand for the Company’s products, pricing, the Company’s growth strategy, including its ability to consummate and successfully integrate future acquisitions, industry cyclicality and seasonality, the Company’s ability to continuously improve production technologies, activities of competitors and other risks detailed in the Company’s filings with the Securities and Exchange Commission (“SEC”). These forward looking statements are made only as of the date hereof.

General

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

Our operating profit for our specialty equipment depends on the mix between the cost of materials in the equipment and the cost of labor and manufacturing overhead allocated to the equipment. In 2002, we began to produce more axle testing equipment than driveshaft assembly equipment. This trend has continued through the current three-month period ended March 31, 2005. Our driveshaft assembly products contain less sophisticated technology than our axle testing products, and therefore, have a lower cost of production. In addition, as we gain experience in manufacturing a certain kind of equipment, we usually achieve increased efficiencies, which result in lower labor costs and manufacturing overhead for that equipment. While we may achieve some level of increased efficiency with respect to manufacturing specialty equipment, our gross margins related thereto will likely continue to vary, as we must produce different kinds of equipment and each piece of equipment must meet certain specifications of our customers. As we implement our growth strategy of providing testing services and manufacturing precision driveshafts, we believe that our gross margins will stabilize, as the equipment that we produce will be less varied.

We continue to depend upon a relatively small number of customers for a significant percentage of our revenue. Significant reductions in sales to any of our large customers would have a material adverse effect on our results of operations. As of March 31, 2005, two customers accounted for 66% of our revenue, 79% of our unbilled revenue and 70% of our accounts receivable. In the very recent past, the United States economy has experienced a significant downturn and has not recovered fully from the recent recession. Compounding the general unease about the current business climate are the still unknown economic and political impacts, long-term, of the September 11, 2001 terrorist attack and hostilities in Iraq, Afghanistan and elsewhere. These events caused, some of our customers to significantly reduce or delay the volume of specialty equipment ordered from us. We are unable to predict how long these factors will continue to affect our business. Any such termination of our customer relationships or change, reduction or delay in orders could have an adverse effect on our results of operations or financial condition.

On February 15, 2005 we completed an initial public offering of 2,500,000 shares of our common stock at a price of $6.00 per share and on March 2, 2005 we completed the sale of the underwriters’ over-allotment option of 375,000 shares of our common stock. Net proceeds after underwriters’ discount and other expenses relating to the offering are estimated to be $15.2 million.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenue . Our revenue decreased by $1.7 million, or 61.5%, to $1.1 million for the period ended March 31, 2005 from $2.8 million for the same period in 2004. This decrease was primarily the result of decreased orders for our specialty equipment as well as the timing of revenue recognition. We recognize revenue based on the percentage of completion method for our specialty equipment, therefore, revenue is not recognized on an even basis. In the 2005 period we had several projects that were in the initial phases of design and therefore, did not result in significant revenue recognition. Our main sources of revenue for the period ended March 31, 2005 were our axle products, primarily VETAG axle test equipment, testing services and driveshaft assembly equipment which accounted for 42%, 19% and 11% of total revenue, respectively. For the same period in 2004, our axle, transmission and driveshaft products accounted for 69% and 27% of revenue, respectively.

Cost of Sales. Our cost of sales decreased by $0.3 million, or 19%, to $1.4 million for the period ended March 31, 2005 from $1.7 million for the comparable period in 2004. This decrease in cost of sales was primarily attributable to lower production of our specialty equipment. As a percentage of revenue, cost of sales increased to 128% in 2005 from 61% in 2004. This increase in cost of sales as a percentage of revenue was primarily the result of costs associated with manufacturing our virtual balancing equipment and fixed costs that do not vary with revenue volume. The costs related to manufacturing our virtual balancing products were primarily for materials as we continue to refine the manufacturing and operational processes, we anticipate that the cost of manufacturing these balancing products will decline over time. Our fixed costs remained relatively constant in the 2005 period as compared to the 2004 period which negatively impacted are cost of goods sold percentages as volume declined.

Gross Margin(loss). Our gross margin decreased $1.4 million, or 129%, to a loss of $0.3 million for the 2005 period from $1.1 million for 2004. As a percentage of sales, gross margin decreased to (28%) in 2005 from 39% in 2004. The dollar and percentage decrease in gross margin was primarily the result of of the impact of fixed costs and lower revenue volume and increased manufacturing costs associated with our virtual balancing equipment.

Research and Development Expenses. Our research and development expenses declined $0.4 million to $0.2 million for the period ended March 31, 2005 as compared to $0.6 million in the comparable 2004 period. As a percentage of sales our research and development expenses decreased to 18.1% of sales in 2005 from 23% in 2004.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased $0.2 million, or 36%, to $0.7 million for the period ended March 31, 2005 from $0.5 million for the 2004 period. This increase was primarily the result of increased staffing in order to implement our growth strategy of commercializing our testing services and manufacturing precision driveshafts.

Operating Profit (Loss). As a result of the foregoing factors, operating profit decreased $1.1 million to a loss of $0.8 million for the 2005 period from a loss of $0.1 million for 2004.

Interest Expense. Our interest expense decreased $0.3 million to $0.1 million for the 2005 period from $0.4 million for the same period in 2004. The decrease in interest expense was primarily due to reducing the balance under our credit facility to zero and the conversion of our subordinated debt. Both of these actions were the result of our completed initial public offering in the first quarter of 2005.

Income Tax Expense( Benefit). Our income tax benefit was $0.4 million for the period ended March 31, 2005 as compared to a benefit of $0.1 million in the 2004 period.

Net Earnings (Loss). As a result of the foregoing factors, net loss from operations was $0.8 million in the 2005 period as compared to loss of $0.3 million in 2004.

Liquidity and Capital Resources

Our cash requirements have historically been satisfied through a combination of cash flow from operations and debt financings. Working capital needs and capital expenditures are expected to continue to increase as we implement our growth strategy. Anticipated increases in required working capital and capital expenditures are expected to be met from our cash flow from operations, revolving credit borrowings, equipment financing and the net proceeds of our initial public offering completed in February and March 2005.

We used cash in operations of $0.7 million for the three months ended March 31, 2005. Net cash used by continuing operations was primarily the result of decreases in accounts payable, accrued liabilities and deferred revenue and losses from operations. This was partially offset by decreases in accounts receivable, cost and estimated earnings in excess of billings and prepaid expenses.

We used cash in investing activities of $6.1 million for three months ended March 31, 2005. For the 2005 period, we used cash in investing activities for the purchase of capital equipment and our investment in patents.

Cash provided by financing activities of $8.5 million for the three months ended March 31, 2005 was primarily the issuance common stock in our initial public offering less the amounts used to pay our outstanding balance under our revolving credit facility.

Effective March 1, 2005, we entered into a new credit agreement with out lender, Comerica Bank. With the proceeds of our initial public offering we reduced the balance of our agreement at the time of the offering to zero and terminated the agreement. The new agreement is a two-year, $8.0 million revolving credit facility. Our credit facility is secured by substantially all of our assets and provides for the issuance of up to $5.0 million in standby or documentary letters of credit. Our credit facility may be utilized for general corporate purposes, including working capital, and provides us with borrowing options for multi-currency loans. Borrowing options include a Eurocurrency rate, or a base rate. Our credit facility has no borrowing base formula. The covenants are limited to tangible net worth of at least $7.5 million increasing by $0.5 million with the quarter ending June 30, 2005 until it reaches $11.0 million on March 31, 2007. As of March 31, 2005 we had tangible net worth of $14.3 million. Our credit facility also contains a covenant for tangible net worth to total liabilities ratio of at least 1.5 to 1.0. As of the date of this report there are no borrowings on this facility.

In conjunction with our initial public offering, our subordinated debt totaling approximately $7.2 million was converted into 1,195,900 shares our common stock at $6.00 per share.

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

Interest Rates . We are exposed to market risks relating to changes in interest rates. Some of the proceeds of this offering are invested in short-term, interest-bearing, investment grade securities. The value of these securities will be subject to interest rate risk and could fall in value if interest rates rise. Our credit facility allows for borrowings based on the Eurodollar rate or a base rate. The interest rate incurred by us is based on these rates plus a premium. If these rates rise, our interest expense will increase accordingly. As of the date of this report, we have no borrowings under our credit facility.

Item 4: Controls and Procedures

Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures designed to ensure that information that is required to be disclosed in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company’s management, with the participation of the President and the Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2005 and have concluded that as of March 31, 2005, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company required to be disclosed by the Company in the reports it files with the SEC under the Securities Exchange Act of 1934 would be made known to them by others within the Company, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Controls over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

Not applicable.

Item 2: Unregistered Sale of Equity Securities and Use of Proceeds

In connection with our initial public offering of our common stock, the U.S. Securities and Exchange Commission declared our Registration Statement on Form S-1 (No. 333-118830), filed under the Securities Act of 1933, effective on February 14, 2005. On February 18, 2005, we closed the sale of 2,500,000 shares of our common stock registered under the Registration Statement. On March 2, 2005, we sold an additional 375,000 shares pursuant to the exercise in full of the underwriters’ over-allotment option. Anderson & Strudwick served as the underwriter.

The initial public offering price was $6 per share. The aggregate sale price for all of the shares sold by us was approximately $17.25 million, resulting in net proceeds to us of approximately $15.3 million after payment of underwriting discounts and commissions of approximately $1.2 million and legal, accounting and other fees incurred in connection with the offering of approximately $0.75 million.

Upon the completion of our initial public offering, we paid the balance of our former credit facility of $7.0 million using net proceeds of the offering. We invested the remaining net proceeds from the offering in short-term, interest-bearing, investment-grade securities.

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5: Other Information

Not applicable.

Item 6: Exhibits

31.1	Certification by CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERI-TEK INTERNATIONAL, CORP.

Dated: May 13, 2005	By:	/s/ David V. Harper
David V. Harper,
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)