Form 10-Q
period 2005-06-30
Veri-Tek International, Corp.
filed 2005-08-12
CIK 1302028

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares of the registrant’s common stock, no par value, outstanding as of July 31, 2005 was 4,875,000.

VERI-TEK INTERNATIONAL, CORP.

FORM 10-Q INDEX

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

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

VERI-TEK INTERNATIONAL, CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	December 31, 2004	June 30, 2005

ASSETS
Current assets
Cash and cash equivalents	$6	$7,068
Accounts receivable, trade	1,743	1,641
Accounts receivable, other	4	2
Inventories	756	1,074
Cost and Estimated Earnings in Excess of Billings, net	2,097	536
Prepaid expenses and other assets	582	142

Total Current Assets	5,188	10,463
Property, plant and equipment, net	165	494
Other assets
Patents - net	4,476	4,365
Deferred tax asset	2,013	2,651
Other	44	78

Total Other Assets	6,533	7,094

Total Assets	$11,885	$18,051

LIABILITIES AND EQUITY
Current liabilities
Revolving credit facility	6,960	—
Accounts payable	$937	$223
Accrued liabilities	407	67
Deferred revenue	203	602

Total Current Liabilities	8,508	892

Long Term Liabilities
Deferred tax liability	10	15
Subordinated Debt	7,175	—

Total Long Term Liabilities	7,185	15

Total Liabilities	15,694	906

Shareholders’ equity
Common stock, no par value, authorized 20,000,000 shares, issued 804,100 and 4,875,000 shares in 2004 and 2005, respectively	100	22,339
Retained earnings	(3,909)	(5,194)

Total Shareholders’ Equity	(3,809)	17,145

Total Liabilities and Shareholders’ Equity	$11,885	$18,051

The accompanying notes are an integral part of these financial statements

VERI-TEK INTERNATIONAL, CORP.

STATEMENTS OF INCOME

(Unaudited, in thousands, except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net Sales	$2,117	$1,142	$4,868	$2,201

Cost of Sales	1,461	984	3,123	2,339

Gross margin	656	158	1,745	(138)

Research and Development Expenses	364	171	994	364

Selling, general and administrative expenses	599	736	1,117	1,427

Operating income (loss)	(307)	(749)	(367)	(1,929)

Other Income (expense)
Interest Income	—	58	—	64
Interest Expense	(377)	—	(722)	(54)

	(377)	58	(722)	10

(Loss) from operations before income taxes	(684)	(691)	(1,089)	(1,919)
Income tax expense (benefit)	(232)	(218)	(369)	(634)

(Loss) on common shares	(452)	(473)	(720)	(1,285)

Basic (loss) per common share:	$(0.56)	$(0.10)	$(0.90)	$(0.34)
Diluted (loss) per common share:	$(0.56)	$(0.10)	$(0.90)	$(0.31)

Basic weighted average common shares outstanding	804,100	4,875,000	804,100	3,809,329
Diluted weighted average common shares outstanding	804,100	4,875,000	804,100	4,113,260

The accompanying notes are an integral part of these financial statements

VERI-TEK INTERNATIONAL, CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2004	2005
Cash flows from operating activities
Net earnings	$(720)	$(1,285)
Adjustments to reconcile net earnings to net cash provided by operations
Interest paid in kind	622	—
Depreciation and amortization	178	204
Inventory in lieu of payment	(34)	—

Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(422)	103
(Increase) decrease in inventories	10	(317)
(Increase) decrease in cost and estimated earnings in excess of billings	(1,708)	1,560
(Increase) decrease in prepaid expenses	52	439
Deferred income taxes	(372)	(639)
Increase (decrease) in accounts payable	(49)	(714)
Increase (decrease) in accrued liabilities	169	(340)
Increase (decrease) in deferred revenue	15	398
Increase (decrease) in deferred tax liability	4	5

Net cash provided by (used in) operations	(2,256)	(586)

Cash flows from investing activities
Purchase of property, plant and equipment	(105)	(373)
Investment in patents	(122)	(37)

Net cash (used in) investing activities	(227)	(410)

Cash flows used in financing activities
Net proceeds from issuance of common stock	—	15,063
Payment of loan fees	—	(46)
Net borrowings (repayments) on note payable to bank	2,484	(6,960)

Net cash provided by (used in) financing activities	2,484	8,057
Net increase in cash	1	7,061
Cash at beginning of period	1	6

Cash at end of period	$2	$7,067

Supplemental Cash Flow Disclosure
Interest received	$—	$64

Interest paid	97	59

Taxes paid	$—	$—

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

Revenue Recognition

The Company has two main businesses – the design and manufacture of assembly and testing equipment and the testing and manufacturing of drive-line products. The assembly and testing equipment business recognizes revenue utilizing the percentage completion method. The testing and manufacturing of drive-line products business recognizes revenue when products are shipped or services are rendered.

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

Allowance for Doubtful Accounts

The Company has adopted a policy consistent with U.S. GAAP for the periodic review of its accounts receivable and costs in excess of billings to determine whether the establishment of an allowance for doubtful accounts is warranted based on the Company’s assessment of the collectibility of the account. As of June 30 2005 and 2004, the Company has established a reserve of $1.6 million and $-0-, respectively, against costs in excess of billings – See Note J.

Financial Instruments and Credit Risk Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables and payables. As of June 30, 2005 three customers accounted for 86% of accounts receivable. One customer accounted for 76% of unbilled revenue at June 30, 2005. Two customers accounted for 66% of the revenue for the three months ended June 30, 2005. A different customer accounted for 51% of revenue for the six months ended June 30, 2005.

As of December 31, 2004, three customers accounted 92% of accounts receivable. Two customers accounted for 96% of unbilled revenue at June 30, 2004. Two customers accounted for 80% of the revenue for the six months ended June 30, 2004.

During the period ended June 30, 2005, the Company purchased 24% of materials from two suppliers. Three suppliers accounted for 48% of accounts payable as of June 30, 2005.

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

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense for the three months ended June 30, 2005 and 2004 was $44 and $31.

Patents

The Company capitalizes certain costs related to patent technology as well as allocating a substantial portion of the purchase price related to the acquisition of substantially all of the assets of JCJ International, Inc. These costs are amortized on a straight-line basis over the estimated useful lives of the assets. Amortization expense for the three months ended June 30, 2005 and 2004 was $148 and $133, respectively.

Research and Development Expenses

The Company expenses research and development expenses as incurred. Amounts payable to third parties under product development agreements are recorded at the earlier of the milestone achievement or when payments become contractually due. For the three months ended June 30, 2005 and 2004, $364 and $994, respectively, of research and development costs was expense

Impairment of Long-Lived Assets

In accordance with SFAS No. 121, the Company reviews its long-lived assets, including property and equipment, goodwill and other identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. The Company had no loss on impairment of long-lived assets during the three months ended June 30, 2005 and 2004.

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

Note B - Inventory

The components of inventory at June 30, 2005 and December 31, 2004 are as follows:

	December 31, 2004	June 30, 2005

Raw Materials and Purchased Parts	118	126
Finished Goods and Replacement Parts	639	948

	756	1,074

Note C - Revolving Credit Facility

As a result of our successful initial public offering in February 2005, our outstanding balance on our revolving credit facility was reduced to zero and the credit facility was terminated. We have since negotiated a new credit facility with our lender under what we believe to be more favorable terms as compared to our previous facility. The new facility is a two year, $8.0 million revolving credit facility secured by substantially all of the Company’s assets. The facility expires on February 28, 2007. The facility contains customary limitations including, but not limited to, acquisitions, dividends and capital expenditures. The interest rate is variable and advances can bear interest at the Eurodollar based rate or the prime based rate. As of June 30, 2005 the facility had a zero balance.

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

Note E - Related Party Transactions

The Company leases its facility and certain equipment from an entity owned by a director. Rent paid under these leases totaled $159 for each of the three months ended June 30, 2005 and 2004.

As mentioned in Note G, the Company had a note payable to shareholder. This note was converted to stock in February 2005. No interest was paid for the six months ended June 30, 2005 and 2004. The principal balance was increased by $-0- and $622 as of June 30, 2005 and 2004, respectively, for the amount of accrued and unpaid interest due.

Note F - 401K Profit Sharing Plan

The Company sponsors a 401K profit sharing plan that covers all employees of the Company. The plan allows eligible employees to withhold amounts from their pay on a pre-tax basis and invest in self directed investment accounts. The Company has no obligation to make any contributions to the plan, however, they currently match employee contributions up to a maximum of $2 per employee. Contributions to the plan for the six months ended June 30, 2005 and 2004 was $61 and $44, respectively.

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

Note J - Restatement of Financial Statements

The financial statements for the three and six months ended June 30, 2004 have been restated to correct the allocation of the purchase price relating the acquisition of assets made in October 2003. The effect of the reallocation of purchase price was to reclassify $4,314 originally reported as goodwill to cost of patents acquired. The reclassification of cost to patents resulted in additional amortization expense of $133 and an increase in net loss of $95 for the six months ended June 30, 2004, net of deferred tax benefit of $38.

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

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenue. Our revenue decreased by $1.0 million, or 46.1%, to $1.1 million for the period ended June 30, 2005 from $2.1 million for the same period in 2004. This decrease was primarily the result of decreased orders for our specialty equipment as well as the timing of revenue recognition. We recognize revenue based on the percentage of completion method for our specialty equipment, therefore, revenue is not recognized on an even basis. In the 2005 period we had several projects that were in the initial phases of design and did not warrant significant revenue recognition. Our main sources of revenue for the period ended June 30, 2005 were our axle products, primarily VETAG axle test equipment, service and driveshaft assembly equipment which accounted for 46%, 31% and 12% of total revenue, respectively. For the same period in 2004, our axle and transmission product lines accounted for 71% and 15% of revenue, respectively.

Cost of Sales. Our cost of sales decreased by $0.5 million, or 32.6%, to $1.0 million for the period ended June 30, 2005 from $1.5 million for the comparable period in 2004. This decrease in cost of sales was primarily attributable to lower production of our specialty equipment. As a percentage of revenue, cost of sales increased to 86.2% in 2005 from 69% in 2004. This increase in cost of sales as a percentage of revenue was primarily the result of fixed costs that do not vary with revenue volume. Our fixed costs remained relatively constant in the 2005 period as compared to the 2004 period which negatively impacted our cost of goods sold percentages as volume declined.

Gross Margin. Our gross margin decreased $0.5 million, or 75.9%, to $0.2 million for the 2005 period from $0.7 million for 2004. As a percentage of sales, gross margin decreased to 13.8% in 2005 from 31.0% in 2004. The dollar and percentage decrease in gross margin was primarily the result of the impact of fixed costs and lower revenue volume.

Research and Development Expenses. Our research and development expenses declined $0.2 million to 0.2 million for the period ended June 30, 2005 as compared to $0.4 million in the comparable 2004 period. As a percentage of sales our research and development expenses decreased to 15.0% of sales in 2005 from 17.2% in 2004.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased $0.1 million, or 22.6%, to $0.7 million for the period ended June 30, 2005 from $0.6 million for the 2004 period. This increase was primarily the result of increased staffing in order to implement our growth strategy of commercializing our testing services and manufacturing precision driveshafts.

Operating Loss. As a result of the foregoing factors, operating profit decreased $0.4 million to a loss of $0.7 million for the 2005 period from a loss of $0.3 million for 2004.

Other Income(Expense). Other income or expense decreased $0.4 million to income of $0.1 million for the 2005 period from an expense of $0.4 million for the same period in 2004. The increase in other income was primarily due the paydown of our credit facility to zero, the conversion of our subordinated debt and the investment in short term securities. These actions were the result of our successful initial public offering in the first quarter of 2005.

Income Tax Expense (Benefit). Our income tax benefit was $0.2 million for the period ended June 30, 2005 as compared to a benefit of $0.2 million in the 2004 period.

Net Loss. As a result of the foregoing factors, net loss from operations was $0.5 million in the 2005 period as compared to loss of $0.5 million in 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenue. Our revenue decreased to $2.7 million, or 54.8%, to $2.2 million for the period ended June 30, 2005 from $4.7 million for the same period in 2004. This decrease was primarily the result of lower backlog at the beginning of the period and the early stage of 2005 bookings in the design and manufacturing process. Backlog at June 30, 2005 was approximately $9.4 million as compared to $3.6 million in the 2004 period. In addition, the 2005 period has several projects in the early stage of production and thus lower revenue recognition. Our main sources of revenue for the period ended June 30, 2005 were our axle products, primarily VETAG axle test equipment, service and driveshaft assembly equipment which accounted for 44%, 23% and 12% of total revenue, respectively. For the same period in 2004, our axle and transmission products accounted for 66% and 23% of revenue, respectively.

Cost of Sales. Our cost of sales decreased by $0.8 million, or 25.1%, to $2.3 million for the period ended June 30, 2005 from $3.1 million for the comparable period in 2004. This decrease in cost of sales was primarily attributable to lower production of our specialty equipment. As a percentage of revenue, cost of sales increased to 106.3% in 2005 from 64% in 2004. This is a direct result of lower revenue as our fixed costs remained relatively constant in the 2005 period as compared to the 2004 period.

Gross Margin(loss). Our gross margin decreased $1.9 million, or 107.9%, to a loss of $0.1 million for the 2005 period from $1.7 million for 2004. As a percentage of sales, gross margin decreased to (6.3%) in 2005 from 35.8% in 2004. The dollar and percentage decrease in gross margin was primarily the result of the impact of fixed costs and lower revenue volume.

Research and Development Expenses. Our research and development expenses declined $0.6 million to 0.4 million for the period ended June 30, 2005 as compared to $1.0 million in the comparable 2004 period. As a percentage of sales our research and development expenses decreased to 16.5% of sales in 2005 from 20.4% in 2004.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased $0.3 million, or 27.8%, to $1.4 million for the period ended June 30, 2005 from $1.1 million for the 2004 period. This increase was primarily the result of increased staffing to execute our strategy and increased travel related to our sales and booking in Mexico and Korea.

Operating Loss. As a result of the foregoing factors, operating profit decreased $1.6 million to a loss of $1.9 million for the 2005 period from a loss of $0.4 million for 2004.

Other Income(Expense). Other income or expense decreased $0.7 million to zero for the 2005 period from an expense of $0.7 million for the same period in 2004. The increase in other income was primarily due the paydown of our credit facility to zero, the conversion of our subordinated debt and the investment in short term securities. These actions were the result of our successful initial public offering in the first quarter of 2005.

Income Tax Expense (Benefit). Our income tax benefit was $0.6 million for the period ended June 30, 2005 as compared to a benefit of $0.4 million in the 2004 period.

Net Loss. As a result of the foregoing factors, net loss from operations was $1.3 million in the 2005 period as compared to loss of $0.7 million in 2004.

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

We used cash in operations of $0.6 million for the six months ended June 30, 2005. Net cash used by operations was primarily the result of decreases in accounts payable, accrued liabilities and losses from operations. This was partially offset by decreases in accounts receivable, cost and estimated earnings in excess of billings and prepaid expenses.

We used cash in investing activities of $0.4 million for six months ended June 30, 2005. For the 2005 period, we used cash in investing activities for the purchase of capital equipment and our investment in patents.

Cash provided by financing activities of $8.0 million for the six months ended June 30, 2005 was primarily the issuance common stock in our initial public offering less the amounts used to reduce to zero our outstanding balance under our revolving credit facility.

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

Item 4: Controls and Procedures

Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures designed to ensure that information that is required to be disclosed in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company’s management, with the participation of the President and the Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2005 and have concluded that as of June 30, 2005, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company required to be disclosed by the Company in the reports it files with the SEC under the Securities Exchange Act of 1934 would be made known to them by others within the Company, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Controls over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

Not applicable.

Item 2: Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5: Other Information

Not applicable.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description
31.1	Certification by the President pursuant to Rule 13a-14(a) or 15d-14(d) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(d) of the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Periodic Financial Report by the President and the Chief Financial Officer pursuant to 18 USC Section 1350, as created by Section 906 of Sarbanes-Oxley Act of 2002.

(b) The following reports on Form 8-K were filed during the three month period ended June 30, 2005:

(i) Report on Form 8-K filed on May 13, 2005 concerning the financial results of the Company for the quarter ended March 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERI-TEK INTERNATIONAL, CORP.

Dated: August 12, 2005	By:	/s/ David V. Harper
David V. Harper,
Chief Financial Officer