Form 10-Q
period 2005-09-30
Veri-Tek International, Corp.
filed 2005-11-14
CIK 1302028

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, no par value, outstanding as of November 14, 2005 was 4,875,000.

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

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

VERI-TEK INTERNATIONAL, CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	December 31, 2004	September 30, 2005
ASSETS
Current assets
Cash and cash equivalents	$6	$5,294
Accounts receivable, trade	1,743	832
Accounts receivable, other	4	1
Inventories	756	2,812
Cost and estimated earnings in excess of billings, net	2,097	1,095
Prepaid expenses and other assets	582	176

Total Current Assets	5,188	10,209
Property, plant and equipment, net	165	1,142

Other assets
Patents, net	4,476	4,314
Deferred tax asset	2,013	2,670
Other	44	175

Total Other Assets	6,532	7,159

Total Assets	$11,885	$18,509

LIABILITIES AND EQUITY
Current liabilities
Revolving credit facility	$6,960	$—
Accounts payable	937	1,220
Accrued liabilities	407	144
Deferred revenue	203	50

Total Current Liabilities	8,508	1,413
Long Term Liabilities
Deferred tax liability	10	17
Subordinated debt	7,175	—

Total Long Term Liabilities	7,186	17

Total Liabilities	15,694	1,430
Shareholders’ Equity
Common stock, no par value, authorized 20,000,000 shares, issued 804,100 and 4,875,000 shares in 2004 and 2005, respectively	100	22,337
Retained earnings	(3,909)	(5,257)

Total Shareholders’ Equity	(3,809)	17,079

Total Liabilities and Shareholders’ Equity	$11,885	$18,509

The accompanying notes are an integral part of these financial statements

VERI-TEK INTERNATIONAL, CORP.

STATEMENTS OF INCOME

(Unaudited, in thousands, except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net Sales	$1,650	$3,522	$6,517	$5,723

Cost of Sales	1,902	2,796	5,025	5,135

Gross Margin	(252)	726	1,492	588

Research and development expenses	171	68	1,166	432
Selling, general and administrative expenses	519	793	1,636	2,220

Operating income (loss)	(942)	(135)	(1,310)	(2,064)

Other Income (Expense)
Interest Income	—	55	—	118
Interest Expense	(415)	—	(1,137)	(54)

Total Other Income (Expense)	(415)	55	(1,137)	64

(Loss) from operations before income taxes	(1,357)	(80)	(2,447)	(2,000)
Income tax benefit	460	17	829	651

(Loss) on common shares	$(897)	$(63)	$(1,618)	$(1,349)

Basic (loss) per common share:	$(1.12)	$(0.01)	$(2.01)	$(0.32)
Diluted (loss) per common share:	$(1.12)	$(0.01)	$(2.01)	$(0.31)

Basic weighted average common shares outstanding	804,100	4,875,000	804,100	4,168,456
Diluted weighted average common shares outstanding	804,100	4,875,000	804,100	4,369,963

The accompanying notes are an integral part of these financial statements

VERI-TEK INTERNATIONAL, CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2004	2005
Cash flows from operating activities
Net earnings	$(1,618)	$(1,349)
Adjustments to reconcile net earnings to net cash provided by operations
Depreciation and amortization	270	321
Interest paid in kind	958	—

Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(4,409)	914
(Increase) decrease in cost and estimated earnings in excess of billings	1,669	(715)
(Increase) decrease in inventories	(291)	(338)
(Increase) decrease in prepaid expenses	33	406
(Increase) decrease deferred tax asset	(834)	(657)
(Increase) decrease in security deposits	—	(4)
Increase (decrease) in accounts payable	152	282
Increase (decrease) in deferred revenue	—	(154)
Increase (decrease) in accrued liabilities	193	(263)
Increase (decrease) in deferred tax liability	6	6

Net cash provided by (used in) operations	(3,872)	(1,551)

Cash flows from investing activities
Sale of assets held for sale	21	—
Purchase of property and equipment	(119)	(1,048)
Investment in software	—	(108)
Investment in patents	(122)	(61)

Net cash (used for) investing activities	(220)	(1,216)

Cash flows from financing activities
Net proceeds from issuance of common stock	—	15,061
Payment of loan fees	—	(46)
Net borrowings (repayments) on revolving credit facility	4,091	(6,960)

Net cash provided by (used in) financing activities	4,091	8,055

Net increase in cash	—	5,287
Cash at beginning of period	—	6

Cash at end of period	$—	$5,294

Supplemental Cash Flow Disclosure
Interest received	$—	$118

Interest paid	$97	$54

Taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements

VERI-TEK INTERNATIONAL, CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Nature of Operations and Summary of Significant Accounting Policies

This summary of significant accounting policies of Veri-Tek International Corp. (the “Company”) is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements. All figures are in thousands unless otherwise stated.

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

Marketable Securities

The Company has investments in corporate debt instruments that are available for sale to meet working capital needs. Cost represents estimated fair value at the balance sheet date and there are no gross unrealized gains or losses. Interest earned is included in interest income.

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

Accounts Receivable – Trade

The Company used the direct write-off method of accounting for bad debts. The Company has adopted a policy consistent with U.S. GAAP for the periodic review of its accounts receivable and costs in excess of billings to determine whether the establishment of an allowance for doubtful accounts is warranted based on the Company’s assessment of the collectibility of the account. The Company has not historically experienced any material losses as a result of bad debt and therefore has not provided for such losses.

Costs and Earnings in Excess of Billings

Costs and earnings in excess of billings are the result of earned revenue on projects that are not immediately billable to customers due to agreed upon billing arrangements. As of September 30, 2005 and 2004, the Company has a reserve of $1.6 million and $-0-, respectively, against the costs in excess of billings (see Note I).

Financial Instruments and Credit Risk Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables and payables. As of September 30, 2005 four customers accounted for 69.4% of accounts receivable. Three customers accounted for 75% of unbilled revenue at September 30, 2005. Five customers accounted for 80% of the revenue for the nine months ended September 30, 2005.

As of September 30, 2004, two customers accounted for 92% of accounts receivable. Two customers accounted for 96% of unbilled revenue at September 30, 2004. Two customers accounted for 80% of the revenue for the nine months ended September 30, 2004.

During the period ended September 30, 2005, the Company purchased 29% of its materials from two suppliers. Two suppliers accounted for 24% of accounts payable as of September 30, 2005.

The Company maintains its cash balances in a bank in the Detroit, Michigan area. It maintains a sweep account which is not insured by the Federal Deposit Insurance Corporation (FDIC). The uninsured balance of the sweep account was $752 and $-0- at September 30, 2005 and 2004. Balances in the checking account are insured by the FDIC up to $100. At September 30, 2005 and 2004, the Company’s uninsured cash balance totaled $-0- and $-0-, respectively. The Company has $5,050 of marketable securities, considered cash equivalents, in an uninsured brokerage account.

Inventory

Inventory consists of stock materials and various machines developed for demonstration purposes and are stated at the lower of cost (first in, first out) or market.

Property, Equipment and Depreciation

Property and equipment are stated at cost. Depreciation of property and equipment is provided using accelerated methods used for tax purposes over the following useful lives:

Machinery and Equipment	3 –7 years
Furniture and Fixtures	7 years
Leasehold Improvements	39 years

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense for the nine months ended September 30, 2005 and 2004 was $71 and $49, respectively.

Patents

The Company capitalizes certain costs related to patent technology as well as allocating a substantial portion of the purchase price related to the acquisition of substantially all of the assets of JCJ International, Inc. These costs are amortized on a straight-line basis over the estimated useful lives of the assets. Amortization expense for the nine months ended September 30, 2005 and 2004 was $223 and $221, respectively.

Research and Development Expenses

The Company expenses research and development expenses as incurred. Amounts payable to third parties under product development agreements are recorded at the earlier of the milestone achievement or when payments become contractually due. For the nine months ended September 30, 2005 and 2004, $432 and $1,166, respectively, of research and development costs were expensed.

Impairment of Long-Lived Assets

In accordance with SFAS No. 121, the Company reviews its long-lived assets, including property and equipment, goodwill and other identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. The Company had no loss on impairment of long-lived assets during the nine months ended September 30, 2005 and 2004.

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

In September 2004, the Emerging Issues Task Force reached a final consensus on Issue N. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share (EITF 04-8). Contingently convertible debt instruments are financial instruments that add a contingent feature to a convertible debt instrument. The conversion feature is triggered when one or more specified contingencies occur and at least one of these contingencies is based on market price. Prior to the issuance of EITF 04-8, SFAS 128 had been widely interpreted to allow the exclusion of common shares underlying contingently convertible debt instruments from the calculation of diluted earnings per share in instances where conversion depends on the achievement of a specified market price of the issuer’s shares. The consensus requires that these underlying common shares be included in the diluted earnings per share computations, if dilutive, regardless of whether the market price contingency or any other contingent factor has been met. The consensus, which is effective for reporting periods ending after December 15, 2004, requires the restatement of diluted earnings per share for all prior periods presented. The Company had a contingently convertible debt instrument, the $7,125,401 subordinated debt which was converted to shares of common stock in February 2005 upon the achievement of the Company’s initial public offering.

New Accounting Pronouncements

At its September 29-30, 2004 meeting, the FASB reached a consensus on Emerging Issues Task Force (EITF) Issue No 04-8 (EITF Issue 04-8). “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share”, that contingently convertible debt instruments will be subject to the if-converted method under FASB Statement of Financial Accounting Standards (SFAS) No. 128 (SFAS 128), “Earnings Per Share”, regardless of the contingent features included in the instrument. Under current practice, issuers of contingently convertible debt instruments exclude potential common shares underlying the debt instruments from the calculation of diluted earnings per share until the market price or other contingency is met. The effective date for EITF Issue 04-8 is for reporting period ending after December 15, 2004. The Company has applied EITF guidance by retroactively restating earnings per share for all applicable periods (see disclosure related to Computation of Earnings Per Share” located elsewhere in this note).

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal to require treatment as a current period charges…” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs during the fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of this statement will have a material impact on its financial condition or results of operations.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We adopted SFAS 123R on July 1, 2005.

Note B - Inventory

The components of inventory at September 30, 2005 and December 31, 2004 are as follows:

	December 31, 2004	September 30, 2005
Raw Materials and Purchased Parts	118	126
Finished Goods and Replacement Parts	639	969

	$756	$1,074

Note C - Revolving Credit Facility

As a result of our successful initial public offering in February 2005, our outstanding balance on our revolving credit facility was reduced to zero and the credit facility was terminated. We have since negotiated a new credit facility with our lender under what we believe to be more favorable terms as compared to our previous facility. The new facility is a two year, $8.0 million revolving credit facility secured by substantially all of the Company’s assets. The facility expires on February 28, 2007. The facility contains customary limitations including, but not limited to, acquisitions, dividends and capital expenditures. The interest rate is variable and advances can bear interest at the Eurodollar based rate or the prime based rate. As of September 30, 2005 the facility had a zero balance.

Note D - Subordinated Debt

The note payable to a shareholder with interest at 20% per annum required quarterly interest only payments of 8% with the remaining 12% added to principal when due. The principal balance, and all outstanding interest, was originally due in full August 1, 2008. The note was subordinate to the line of credit. In April 2004, the agreement was modified to accrue all interest and add it to principal. In October 2004, the rate was modified to include a conversion option to convert the total amount due, including interest, upon the Company’s completion of its initial public offering. In February 2005, the Company issued 1,195,900 shares of common stock as settlement of $7.2 million of debt, including interest of $1.3 million.

Note E - Related Party Transactions

The Company leases its facility and certain equipment from an entity owned by a director of the Company. Rent paid under these leases totaled $238 for each of the nine months ended September 30, 2005 and 2004.

As mentioned in Note D, the Company had a note payable to a shareholder. This note was converted to stock in February 2005. No interest was paid for the nine months ended September 30, 2005 and 2004. The principal balance was increased by $-0- and $958 as of September 30, 2005 and 2004, respectively, for the amount of accrued and unpaid interest due.

Note F - 401K Profit Sharing Plan

The Company sponsors a 401K profit sharing plan that covers all employees of the Company. The plan allows eligible employees to withhold amounts from their pay on a pre-tax basis and invest in self directed investment accounts. The Company has no obligation to make any contributions to the plan, however, the Company currently matches employee contributions up to a maximum of $2 per employee. Contributions to the plan for the nine months ended September 30, 2005 and 2004 was $64 and $59, respectively.

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

Note I - Unrealized Loss on Cost in Excess of Billing

During the year ended December 31, 2004, a customer delayed delivery on a piece of equipment currently under contract and substantially completed. The customer’s failure to take delivery has raised doubt as to the realization of amounts to be billed under the contract. Therefore, management has recorded a reserve of $1.6 million, net of recoverable value of the equipment, against cost in excess in billings.

Note J - Restatement of Financial Statements

The financial statements for the nine months ended September 30, 2004 have been restated to correct the allocation of the purchase price relating the acquisition of assets made in October 2003. The effect of the reallocation of purchase price was to reclassify $4,314 originally reported as goodwill to cost of patents acquired. The reclassification of cost to patents resulted in additional amortization expense of $203 and an increase in net loss of $151 for the nine months ended September 30, 2004, net of deferred tax benefit of $53.

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

Under our new executive management team, we intend to implement a new growth strategy of expanding our testing services and launching manufacturing operations. While we will continue to sell specialty equipment, we intend to build on our experience in designing and building this equipment and our patented technology to provide axle testing services to automotive manufacturers. We also intend to become a manufacturer of precision driveshafts using a new manufacturing process that we have developed implementing our patented True Vehicle Running Center Shaft Assembly System (“TVRC”). Sales of our assembly and testing equipment presently comprise most of our revenues. We have not derived material revenues to date from providing axle testing service or manufacturing precision driveshafts.

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

On February 15, 2005 we completed an initial public offering of 2,500,000 shares of our common stock at a price of $6.00 per share and on March 2, 2005 we completed the sale of the underwriters’ over-allotment option of 375,000 shares of our common stock. Net proceeds after underwriters’ discount and other expenses relating to the offering are estimated to be $15.1 million.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenue. Our revenue increased by $1.8 million, or 113%, to $3.5 million for the period ended September 30, 2005 from $1.7 million for the same period in 2004. This increase was primarily the result of increased production of specialty machine orders and increased service revenue. We recognize revenue based on the percentage of completion method for our specialty equipment, therefore, revenue is not recognized on an even basis. In the 2005 period we had several projects that have progressed through the build cycle warranting the recognition of revenue on those orders. Our main sources of revenue for the period ended September 30, 2005 were our driveshaft assembly equipment, engine application equipment and service and parts which accounted for 64%, 20% and 7% of total revenue, respectively. For the same period in 2004, our axle and transmission product lines accounted for 64% and 12% of revenue, respectively.

Cost of Sales. Our cost of sales increased by $0.9 million, or 47.0%, to $2.8 million for the period ended September 30, 2005 from $1.9 million for the comparable period in 2004. This increase in cost of sales was primarily attributable to higher levels of production of our specialty equipment. As a percentage of revenue, cost of sales decreased to 79.4% in 2005 from 115% in 2004. This decrease in cost of sales as a percentage of revenue was primarily the result of increased production levels of our specialty equipment. Our fixed costs remained relatively constant in the 2005 period as compared to the 2004 period which positively impacted our cost of goods sold percentages as volume increased.

Gross Margin. Our gross margin increased $1.0 million to $0.7 million for the 2005 period from $(0.3) million for 2004. As a percentage of sales, gross margin increased to 20.6% in 2005 from (15.3)% in 2004. The dollar and percentage increase in gross margin was primarily the result increased levels of production as previously discussed and lower development costs for our specialty machines.

Research and Development Expenses. Our research and development expenses declined $0.1 million to $0.1 million for the period ended September 30, 2005 as compared to $0.2 million in the comparable 2004 period. As a percentage of sales our research and development expenses decreased to 1.9% of sales in 2005 from 10.3% in 2004.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased $0.3 million, or 52.6%, to $0.8 million for the period ended September 30, 2005 from $0.5 million for the 2004 period. This increase was primarily the result of increased staffing in order to implement our growth strategy of commercializing our testing services and manufacturing precision driveshafts.

Operating Loss. As a result of the foregoing factors, operating profit improved $0.8 million to a loss of $0.1 million for the 2005 period from a loss of $0.9 million for 2004.

Other Income (Expense). Other income or expense increased $0.5 million to income of $0.1 million for the period ended September 30, 2005 from an expense of $0.4 million for the same period in 2004. The increase in other income was primarily due to the paydown of our credit facility to zero, the conversion of our subordinated debt and our investment in short term securities. These actions were the result of our successful initial public offering in the first quarter of 2005.

Income Tax Expense (Benefit). Our income tax benefit was $17,000 for the period ended September 30, 2005 as compared to a benefit of $0.5 million in the 2004 period.

Net Loss. As a result of the foregoing factors, net loss from operations was $0.1 million in the 2005 period as compared to loss of $0.9 million in 2004.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Revenue. Our revenue decreased to $5.7 million, or 12.2%, to $5.7 million for the period ended September 30, 2005 from $6.5 million for the same period in 2004. This decrease was primarily the result of lower backlog at the beginning of the period and the early stage of 2005 bookings in the design and manufacturing process. Backlog at September 30, 2005 was approximately $6.3 million as compared to $1.4 million in the 2004 period. In addition, the 2005 period has several projects in the early stage of production and thus lower revenue recognition. Our main sources of revenue for the period ended September 30, 2005 were our axle products, primarily VETAG axle test equipment, engine application equipment and driveshaft assembly equipment which accounted for 22%, 13% and 44% of total revenue, respectively. For the same period in 2004, our axle and transmission products accounted for 65% and 19% of revenue, respectively.

Cost of Sales. Our cost of sales increased by $0.1 million, or 2.2%, to $5.1 million for the period ended September 30, 2005 from $5.0 million for the comparable period in 2004. This increase in cost of sales was primarily attributable to higher levels of production of our specialty equipment. As a percentage of revenue, cost of sales increased to 89.7% in 2005 from 77.1% in 2004. This is a direct result of lower revenue as our fixed costs remained relatively constant in the 2005 period as compared to the 2004 period.

Gross Margin (loss). Our gross margin decreased $0.9 million, or 60.6%, to $0.6 million for the 2005 period from $1.5 million for 2004. As a percentage of sales, gross margin decreased to 10.2% in 2005 from 22.9% in 2004. The dollar and percentage decrease in gross margin was primarily the result of the impact of fixed costs and lower revenue volume.

Research and Development Expenses. Our research and development expenses declined $0.7 million to $0.4 million for the period ended September 30, 2005 as compared to $1.1 million in the comparable 2004 period. As a percentage of sales our research and development expenses decreased to 7.5% of sales in 2005 from 17.9% in 2004.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased $0.6 million, or 35.7%, to $2.2 million for the period ended September 30, 2005 from $1.6 million for the 2004 period. This increase was primarily the result of increased staffing to execute our strategy and increased travel related to our sales and bookings in Mexico and Korea.

Operating Loss. As a result of the foregoing factors, operating profit decreased $0.8 million to a loss of $2.1 million for the 2005 period from a loss of $1.3 million for 2004.

Other Income (Expense). Other income or expense increased $1.2 million to income of $0.1 million for the 2005 period from an expense of $1.1 million for the same period in 2004. The increase in other income was primarily due the paydown of our credit facility to zero, the conversion of our subordinated debt and the investment in short term securities. These actions were the result of our successful initial public offering in the first quarter of 2005.

Income Tax Expense (Benefit). Our income tax benefit was $0.6 million for the period ended September 30, 2005 as compared to a benefit of $0.8 million in the 2004 period.

Net Loss. As a result of the foregoing factors, net loss from operations was $1.3 million in the 2005 period as compared to loss of $1.6 million in 2004.

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

We used cash in operations of $1.6 million for the nine months ended September 30, 2005. Net cash used by operations was primarily the result of increases in inventory, cost and estimated earnings in excess of billings, a decrease in accrued liabilities, and losses from operations. This was partially offset by decreases in accounts receivable and prepaid expenses and increases in accounts payable.

We used cash in investing activities of $1.2 million for nine months ended September 30, 2005. For the 2005 period, we used cash in investing activities for the purchase of capital equipment and our investment in patents.

Cash provided by financing activities of $8.0 million for the nine months ended September 30, 2005 was primarily due to the receipt of the net proceeds from the issuance common stock in our initial public offering less the amounts used to reduce to zero our outstanding balance under our revolving credit facility.

Effective March 1, 2005, we entered into a new credit agreement with our lender, Comerica Bank. With the proceeds of our initial public offering we reduced the balance of our agreement at the time of the offering to zero and terminated the agreement. The new agreement is a two year, $8.0 million revolving credit facility. Our credit facility is secured by substantially all of our assets and provides for the issuance of up to $5.0 million in standby or documentary letters of credit. Our credit facility may be utilized for general corporate purposes, including working capital, and provides us with borrowing options for multi-currency loans. Borrowing options include a Eurocurrency rate, or a base rate. As of the date of this report there are no borrowings on this facility.

In conjunction with our initial public offering, our subordinated debt totaling approximately $7.2 million was converted into 1,195,900 shares our common stock at $6.00 per share.

Item 3: Qualitative and Quantitative Disclosures About Market Risk

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

Item 4: Disclosure Controls and Procedures

Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures designed to ensure that information that is required to be disclosed in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company’s management, with the participation of the President and the Vice President of Finance, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2005 and have concluded that as of September 30, 2005, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company required to be disclosed by the Company in the reports it files with the SEC under the Securities Exchange Act of 1934 would be made known to them by others within the Company, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Controls over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

Not applicable.

Item 2: Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5: Other Information

Not applicable.

Item 6: Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description
31.1	Certification by the President pursuant to Rule 13a-14(a) or 15d-14(d) of the Securities and Exchange Act of 1934, as amended.
31.2	Certification by the Vice President of Finance pursuant to Rule 13a-14(a) or 15d-14(d) of the Securities and Exchange Act of 1934, as amended.
32.1	Certification of Periodic Financial Report by the President and the Vice President of Finance pursuant to 18 USC Section 1350, as created by Section 906 of Sarbanes-Oxley Act of 2002.

(b) The following reports on Form 8-K were filed during the three month period ended September 30, 2005:

(i)	Report on Form 8-K filed on July 28, 2005 concerning the financial results of the Company for the quarter ended June 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERI-TEK INTERNATIONAL, CORP.

Dated: November 14, 2005	By:	/s/ Patrick T. Flynn
Patrick T. Flynn,
Vice President of Finance