Form 10-K
period 2005-12-31
Veri-Tek International, Corp.
filed 2006-03-31
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):    Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock, no par value (“Common Stock”) held by non-affiliates of the Registrant as of June 30, 2005 was approximately $17.5 million based upon the closing price for the Common Stock on the AMEX on such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s Common Stock outstanding as of March 30, 2006 was 4,875,000.

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and III of this Annual Report on Form 10-K incorporate by reference information (to the extent specific sections are referred to herein) from the Registrant’s Proxy Statement for its 2006 Annual Meeting (the “2006 Proxy Statement”) to be filed with the Commission within 120 days after the end of its fiscal year ended December 31, 2005.

The matters discussed in this Annual Report on Form 10-K contain certain forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” expect,” “believe,” “anticipate,” “estimate,” or “continue,” the negative or other variations thereof, or comparable terminology, are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including continued market demand for the types of products and services produced and sold by the Company, change in worldwide economic and political conditions and associated impact on interest and foreign exchange rates, the level of sales by original equipment manufacturers of vehicles for which the Company supplies parts, the successful integration of companies acquired by the Company, and changes in consumer debt levels.

PART I	4
ITEM 1. BUSINESS	4
ITEM 1A. RISK FACTORS	11
ITEM 1B. UNRESOLVED STAFF COMMENTS	17
ITEM 2. PROPERTIES	17
ITEM 3. LEGAL PROCEEDINGS	17
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	17
PART II	18
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES	18
ITEM 6. SELECTED FINANCIAL DATA	18
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20
ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK	29
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.	30
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.	49
ITEM 9A. CONTROLS AND PROCEDURES.	49
ITEM 9B. OTHER INFORMATION	49
PART III	49
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.	49
ITEM 11. EXECUTIVE COMPENSATION.	49
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	49
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.	49
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.	50
PART IV	50
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.	50
SIGNATURES	52
Exhibit 23.1 CONSENT OF INDEPENDENT AUDITORS	53
Exhibit 31.1 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002	54
Exhibit 31.2 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002	55
Exhibit 32.1 WRITTEN STATEMENT OF THE PRESIDENT AND CHIEF EXECUTIVE OFFICER AND THE CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. 1350	56

PART I

ITEM 1. BUSINESS

Overview

We are focusing our business in three key areas:

•	designing, developing and building specialty equipment for the automotive and heavy equipment industries that identifies product defects and production problems early in our customers’ manufacturing process;

•	developing a market in the automotive industry for our axle testing services;

•	developing a market for precision driveshafts that we will manufacture using our manufacturing process incorporating our S.M.A.R.T.TM (superior manufacturing alleviates redundant testing) manufacturing technology.

Historically, we have designed, developed and built integrated production–line assembly and testing equipment for the automotive and heavy equipment industries. Therefore, sales of our assembly and testing equipment presently comprise most of our revenues. Our patented and patent–pending technology incorporated in this assembly and testing equipment identifies product and process anomalies early in our customers’ manufacturing processes, enabling them to correct defects that cause noise, vibration and harshness (NVH), among other things, in vehicle engines, gear systems and powertrains.

As a result of the purchase of our predecessor company in October 2003, we have an executive management team that brings expertise in the automotive industry and a new focus and direction to our company. While we will continue to sell assembly and testing equipment, we intend to build on our experience in developing, designing and manufacturing this equipment to become a provider of axle testing services to automotive manufacturers. We have not, however, derived material revenues to date from providing axle testing services or manufacturing precision driveshafts. Our testing services will provide our customers with information that will enable them to improve their manufacturing processes and product quality. We believe that our customers will benefit from using our testing services because they will not need to expend significant time and resources to purchase our testing equipment and to train their employees in the operation and maintenance of our sophisticated equipment. Moreover, our ability to conduct testing services at our facility will benefit our customers that do not have adequate physical space to accommodate testing equipment on their production lines. In recent years, axle production has increased as sales of rear–wheel drive vehicles, including many SUVs, luxury pickup trucks and luxury sedans, have increased.

We also intend to become a manufacturer of precision driveshafts using our driveshaft manufacturing process incorporating our S.M.A.R.T. manufacturing technology. Using our manufacturing process, we believe we will be able to manufacture precision driveshafts that are superior in function, quality and reliability to driveshafts manufactured using conventional methods. We anticipate that our precision driveshafts will initially be purchased by our customers for use in specialty vehicles (vehicles with annual production under 60,000 units).

Our predecessor company was founded in 1993 by Mr. James Juranitch, a mechanical engineer with significant experience and expertise in advanced engineering and research of engines and aircrafts. In October 2003, our predecessor company was purchased by Veri-Tek International Corp., formerly known as Quantum-Veritek, Inc., a Michigan corporation incorporated on October 17, 2003 and an affiliate of Quantum Value Partners, LP, pursuant to an asset purchase agreement. On February 15, 2005, the Company completed an initial public offering of 2,875,000 shares of common stock resulting in gross proceeds of $17.3 million. Our principal executive offices are located at 50120 Pontiac Trail, Wixom, Michigan 48393, and our telephone number is (248) 560-1000. Our website is www.veri-tek.com. Information contained on our website is not incorporated by reference into this report and such information should not be considered to be part of this report. References to “Veri-Tek,” “we,” “our” and “us” refer to Veri-Tek International, Corp., together in each case with our subsidiaries and any predecessor entities unless the context suggests otherwise.

Our Industry and Market Opportunity

Our Industry. OEMs are under constant pressure from their customers and competitors to improve the quality and performance of their vehicles. Consumers are demanding increased comfort and performance and a quieter ride in their vehicles. In recent years, consumer demand for sport utility vehicles (SUVs), luxury pickup trucks and luxury sedans has increased substantially. These vehicles are often expensive and, while many consumers historically relied on pickup trucks and SUVs primarily for work–related purposes, consumers are increasingly using these vehicles for their everyday transportation. Consumers of SUVs and luxury pickup trucks want the driving experience in these vehicles to be similar to that of luxury sedans. Further, consumers of luxury sedans manufactured by domestic OEMs are demanding improved performance similar to that found in sedans manufactured by foreign OEMs. Consumers are also demanding increased fuel economy and reliability in most vehicles on the market.

To improve the quality of vehicle handling and fuel efficiency, OEMs are manufacturing vehicles with more rigid frames and suspensions. While this improves handling, greater rigidity in frames and suspensions leads to more pronounced NVH, as noise and vibration travels easily through a vehicle with a rigid frame and suspension. Reducing NVH in engines, gear systems and powertrains is a significant component of improving vehicle quality and comfort. Historically, OEMs attempted to reduce NVH through the use of dampeners, isolators and other components that mask NVH but add to the weight and cost of the vehicles. Because OEMs want to reduce vehicle weight in order to improve fuel efficiency, OEMs have increased their efforts toward exploring alternative means for reducing NVH without the use of heavy and expensive dampeners, isolators and other components. Almost all of the OEMs have established departments of product design experts specifically devoted to addressing NVH in their vehicles.

While working to meet consumer demands for higher quality vehicles with improved performance, OEMs and Tier 1 suppliers are also focused on reducing manufacturing costs by improving manufacturing efficiency and automating manufacturing processes. In addition, OEMs and Tier 1 suppliers seek to reduce costs associated with warranty claims by manufacturing vehicles whose components are free of defects.

Market Opportunity. Our patented and patent–pending technology has broad practical applications that address our customers’ needs of improving vehicle quality and reducing NVH while at the same time providing a viable means for reducing their manufacturing and warranty costs. We have already integrated our technology into specialty testing equipment that is being implemented directly into our customers’ production lines. This specialty testing equipment enables our customers to identify product defects before the manufacturing of those products is completed, which in turn results in improved quality and reduced costs associated with warranty claims.

We intend to utilize some of our specialty testing equipment to become a leading supplier of axle testing services in the automotive industry. Information we will provide to our customers through our axle testing services will help reduce their warranty claims and enable our customers to improve their overall manufacturing processes. Since we will be conducting the testing services at our facilities, our customers will not be required to maintain space for specialty equipment at their facilities or train employees in the use of the equipment.

Additionally, we intend to commercialize our driveshaft manufacturing process to become a leading manufacturer of precision driveshafts for specialty vehicles. We believe our manufacturing process will enable us to manufacture precision driveshafts that will meet or greatly exceed our customers’ specifications, thereby reducing NVH and the costs associated with warranty claims. In addition, using our manufacturing process, we believe we will be able to manufacture precision driveshafts in less time and with fewer workers than conventional manufacturing methods, leading to shortened production cycles and a lower–cost product to our customers.

To achieve our objectives, we intend to capitalize on our executives’ relationships with OEMs and Tier 1 suppliers, their proven record of developing and managing successful businesses, particularly in the manufacturing area, and their sales and marketing experience.

Specialty Equipment

We design, develop and build specialty assembly and testing equipment for the automotive and heavy equipment industries that identifies product defects and production problems early in our customers’ manufacturing process. Our specialty equipment identifies defects through the use of signature analysis and in-process verification. Signature analysis is a testing process that analyzes the properties of a product and compares those properties to established criteria, or a baseline, to determine whether the properties of the product being analyzed deviate from the established criteria. Signature analysis essentially emulates human craftsmanship without the difficulties of finding highly skilled and trained individuals to work on assembly lines. The use of signature analysis during the manufacturing and assembly process is called in–process verification. By applying in–process verification, defects in products can be identified and corrected before manufacturing and assembly is completed, resulting in fewer defective pieces, less scrap, less wasted production time and, therefore, lower manufacturing costs. We have optimized signature analysis for the production line and this optimized signature analysis and in–process verification are incorporated in all of our patents, developments, equipment and manufacturing processes.

Our optimized signature analysis is incorporated into our VT–1000 and VT–2000 systems. The VT–1000 or the VT–2000 is the core computer system in all of the equipment we build. We introduced the VT–1000, which received the Leading Edge Technology award from the Michigan Technology Council, in 1993. The next generation of the VT–1000 is the VT–2000, which we introduced in 2004. These systems combine conventional computers and powerful Digital Signal Processing computers, enabling them to process and interpret significant amounts of data. The technology in our VT–1000 and VT–2000 can determine not only whether a product’s properties deviate from established criteria but also the amount of deviation.

When installed in our specialty equipment, the VT–1000 and VT–2000 systems identify product and process anomalies, particularly NVH, in engines, gear systems and powertrains. We modify the software and hardware in our VT–1000 and VT–2000 systems so our specialty equipment is specifically tailored to meet a customer’s particular testing needs.

We currently manufacture specialty equipment addressing NVH as well as specialty equipment used to test heavy–duty diesel engines. Our NVH specialty equipment includes:

VETAG Axle Test Equipment. Our VETAG (Veri–Tek Energy Testing and Analyses for Gears) axle test equipment tests axles and axle sub–assemblies during manufacturing for NVH. This equipment incorporates our patented VETAG technology, which measures acceleration and velocity in the powertrain system, tracks NVH and isolates NVH to the component source. This technology also quantifies the magnitude of the defects it finds. Our VETAG axle test equipment measures the overall noise levels of axle assemblies and discriminates between good and bad assemblies. The resulting data can be used by our customers to improve their manufacturing processes and product quality. One of our significant customers is currently using our VETAG technology on several of its axle production lines, and we believe that our VETAG technology has been tested by or used in some capacity by most of the other major axle manufacturers in North America.

Virtual Balancing Equipment. NVH can occur when a vehicle’s rotating components, including axles, are out of balance. Our newest specialty equipment, a line of precision balancers for axles called virtual balancing equipment, addresses this problem. Conventional balancers are attached to an axle to measure the axle’s imbalance; however, the attachment of the balancer to the axle alters the movement of the axle. Our virtual balancing equipment analyzes the motion of the axle not by attaching to the axle but by analyzing data produced by the axle as it spins and balancing the axle based on an analysis of this data.

Half Shaft Production Testers. Half shafts are used on all vehicles with front wheel drive or independent rear suspension. Our half shaft production testers test and verify all critical parameters of half shafts.

Engine Equipment. We also build specialty equipment for use by manufacturers of heavy–duty diesel engines. Our engine assembly products monitor and verify critical engine performance parameters and focus on performance and emissions improvement. Additional products focus on improving the engine’s reliability and eliminating warranty issues, while reducing the need for or cost of a final test, a significant expense in the production of a heavy–duty engine.

Testing Services

While we will continue to design and build our specialty equipment specifically for sale to our customers, we intend to build on our experience in producing specialty testing equipment, our patented technology and our executives’ relationships in the automotive industry to offer axle testing services to leading manufacturers and suppliers in the automotive and heavy equipment industries. We will use our VETAG axle test equipment to provide axle testing services to our customers both at their manufacturing facilities as well as at our own facilities. As we commercialize our axle testing services, we will need to build additional VETAG test equipment and lease additional facilities in which we perform axle testing services.

We believe there is a significant market for our axle testing services. In an effort to reduce warranty claims, we believe that many OEMs are beginning to require testing of axles produced for them. Even when OEMs do not require testing, we believe that many suppliers desire to test the axles they manufacture to reduce their own exposure to warranty claims. Conventional testing methods of axles, however, are time–consuming. In a conventional test, an axle is installed in a test car, which is then driven and rated for sound quality by an expert driver. When the test is completed, the axle is removed from the test car, another axle is installed in the car and the process is repeated. In this very time–consuming process an efficient driver can test no more than five to six axles per day. In addition to the considerable time required for this method of testing, human testers are subjective and can be inconsistent in making evaluations. These problems make it difficult to compare the quality levels of various axles that have been road tested.

In contrast, because our testing process is automated using our specialty testing equipment, we are able to test axles at the production line speeds of our customers. For example, using our specialty testing equipment we tested approximately 18,000 axles for one of our customers to support the customer’s production demands at the start of a vehicle program. To our knowledge, our testing virtually eliminated warranty claims on these axles in the six months after they were installed in vehicles and sold to consumers. In addition, because our testing method uses our VETAG axle testing technology, our test results are consistent and repeatable.

In addition to being able to test significantly greater quantities of axles using a consistent, automated process, we believe our testing services will offer many other benefits to our customers. First, our customers will not have to incur the expense of purchasing testing equipment and installing it at their facilities. Second, our customers will not need to incur time and expense in training their employees to operate and maintain the sophisticated equipment. Third, because we can perform testing services at our facility, our testing services will benefit customers that do not have room at their facilities to accommodate testing equipment on their production lines.

Manufacturing Operations

Our success in developing technologies for specialty testing equipment led us to explore and develop new technologies to improve the manufacturing process itself. Our efforts have resulted in the development of a new approach to manufacturing that we call S.M.A.R.T. manufacturing. We intend to use our manufacturing process incorporating our S.M.A.R.T. manufacturing technology to manufacture precision driveshafts. To date, we have not derived revenue from the sale of our manufacturing services. Our manufacturing services have been limited to building prototype driveshafts and building driveshaft manufacturing equipment for several of our customers. We will need to build additional manufacturing equipment, purchase ancillary and material handling equipment, implement management information systems and lease additional space in connection with the commercialization of our driveshaft manufacturing capabilities.

As with our other technology, our S.M.A.R.T. manufacturing technology incorporates signature analysis and in–process validation. In addition, our S.M.A.R.T. manufacturing technology uses intra–cycle validation. Intra–cycle validation is a process that automatically corrects defects in products as they are being manufactured. This occurs at production–line speeds without the need to slow the manufacturing process to correct any identified defects. Using our manufacturing processes, one of our customers manufactured products that consistently met or exceeded the specifications for the products, resulting in reduced scrap, fewer warranty claims and eliminating the need to test the products after they are manufactured. In addition, the customer using our manufacturing equipment, found that it was able to manufacture products in less time and with fewer workers than conventional manufacturing methods, which lead to shortened production cycles and improved productivity.

We have primarily applied our S.M.A.R.T. manufacturing technology to developing a manufacturing process that improves the production of driveshafts. A conventional driveshaft production line uses 12 to 14 production personnel and five to six support personnel to manufacture approximately 600 driveshafts per shift. Using our driveshaft manufacturing process, one of our customers manufactured the same number of driveshafts with approximately one–third of the personnel needed on a conventional line. This is possible because our driveshaft manufacturing process utilizes semi– or fully–automatic operation of our specialty equipment combined with efficient design, enabling fewer people to operate multiple machines and resulting in lower manufacturing costs.

The driveshafts manufactured by this customer using our manufacturing equipment have also been of significantly higher quality than driveshafts manufactured by that customer using conventional methods. Automotive components must meet specifications set by OEMs or be within certain deviations from the specifications. The closer the actual specifications of the components are to the OEM’s specifications, the better. This customer has used our driveshaft manufacturing equipment to manufacture almost one million driveshafts since 2002. The customer has determined that the actual specifications of the driveshafts it manufactured using our driveshaft manufacturing process were 50% closer to the OEM’s specifications than driveshafts it manufactured using conventional manufacturing methods. Because the amount of deviation from the OEMs’ specifications affects NVH performance in vehicles, we believe precision driveshafts produced using our manufacturing process will significantly improve the performance of the vehicles in which they are installed. In addition to improved performance, we believe the use of our precision driveshafts will reduce vehicle cost and weight through the elimination of dampeners, isolators and other components used to mask the NVH associated with conventional driveshafts.

While we intend to initially manufacture precision driveshafts at our facility, we can also integrate our driveshaft manufacturing process into efficiently–designed small production plants that could be located on our customers’ sites adjacent to their assembly plants. This would free–up valuable floor space in the customer’s plant that is currently used to maintain an inventory of driveshafts. Because of the proximity of these small production plants to our customers’ assembly plants and the shortened production time for our precision driveshafts, we believe we will be able to deliver each driveshaft directly to the assembly point on the vehicle line at the time that it is needed in the production process. This efficient small lot delivery would save our customers freight and inventory costs.

We believe there will be a significant market for our precision driveshafts because of their superior function, quality, reliability and reduced weight due to the elimination of dampeners and other NVH–masking components. In addition, because our precision driveshafts will be of superior quality, we believe our customers will realize additional cost savings through fewer warranty and service costs over the life of the driveshaft, giving our precision driveshafts a further competitive advantage in the marketplace.

Our driveshaft manufacturing process uses the following core equipment:

Synchrowelder: Our Synchrowelder uses a hybrid friction welding process to attach the driveshaft components onto both driveshaft tube ends. The Synchrowelder is unique because it holds the driveshaft tube ends stationary and in alignment while the driveshaft tube is spun to produce the frictional heat and weld, resulting in a very straight and well–aligned driveshaft assembly.

Truing: Most existing driveshaft manufacturing processes use straighteners that attempt to bend driveshaft assemblies back into alignment after they are manufactured. These conventional methods of straightening bend the ends of the assemblies, creating dips and bumps through the length of the driveshaft that add to NVH issues. Our truing equipment spins the driveshaft assembly and straightens the entire assembly, rather than bending only the ends. This results in a driveshaft that is straighter than those straightened by conventional methods.

TVRC Equipment: After we straighten a driveshaft on our truing equipment, the driveshaft is placed on our TVRC (true vehicle running center) equipment. The TVRC equipment uses precision gauging to make certain that the flexible joints found on the ends of each driveshaft are centered with the length of the driveshaft so that the entire driveshaft assembly is straight, or true.

Research and Development and Intellectual Property

We are engaged in intensive and ongoing research and development programs. Over the past eight years, we have invested approximately $11.5 million, investing $0.5 million, $1.6 million and $1.6 million in the years ended December 31, 2005, 2004 and 2003, respectively, in research and development to further develop and improve the software, electronic hardware, mechanical systems and other components in our specialty equipment and to develop and improve our S.M.A.R.T. manufacturing technology. In addition to our engineering workforce, we retain the equivalent of six full–time research and development professionals who are dedicated to innovating next–generation technology.

We have invested significantly in research and development and have issued 324 patent claims in 14 U.S. patents. U.S. patents give patent owners the right to prevent others from making, using, selling, offering for sale or importing what is protected by the patent; patent claims describe the specific intellectual property protected by the patent. Many of our patents claims relate to accurately measuring and eliminating NVH. Other patents claims relate to predicting or improving emissions and performance in heavy–duty engines. As of the date of this report, we also have filed over 227 patent claims in pending U.S. patent applications. There is no assurance, however, that we will be issued patents for our pending patent claims.

We generally seek patent protection for all technology, inventions and improvements that are of commercial importance to the development of our business, except in circumstances where we believe it is preferable to maintain such technology or invention as a trade secret. Protection of our intellectual property is a strategic priority for our business and we intend to vigorously protect our patents and other intellectual property. Our U.S. patents will begin expiring in 2018. We do not expect the expiration of our current patents to have a material effect on our revenue because we are continually improving our technology and developing new technology and we will continue to seek patent protection for these improvements. We believe that our improved and new technology will replace the technology for which we currently have patent protection by the time our current patents expire.

As a general strategy toward obtaining patent protection in foreign countries, we have focused on developed or developing foreign nations where significant markets for equipment used in vehicle manufacture, assembly, or testing are present. Such foreign countries generally are signatories to the Patent Cooperation Treaty (PCT), which affords us additional time to explore the commercial potential of our technologies before incurring the significant costs and fees of foreign patent offices and foreign local counsel in the so–called “national stage.” A typical foreign filing project will include Canada, all signatories to the European Patent Office, Mexico, and Japan.

Our other intellectual property consists of trade secrets, know–how and trademarks. In order to protect the confidentiality of this intellectual property, we require substantially all of our employees, consultants, advisors and collaborators to enter into confidentiality agreements prohibiting the use or disclosure of confidential information and requiring that they assign to us all developments, discoveries and inventions made by them in connection with their work for us.

We believe that our engineering and technical expertise, together with our intellectual property portfolio, are key factors in our ability to successfully bring testing services and precision driveshafts to our customers.

Raw Materials and Machinery

We currently purchase a wide variety of raw materials for use in the manufacture of our specialty equipment. The principal raw materials we purchase include steel, iron, granite composite, precious group metals, aluminum, resin, copper and lead, all of which are available from numerous sources. Our positive relationships with our suppliers generally allow us to order precise quantities and types of our raw materials on short notice, thereby enabling us to maintain relatively low inventories. We have not experienced any significant shortages of raw materials or other products and normally do not carry inventories of raw materials or finished products in excess of those reasonably required to meet our production and shipping schedules. In the future, we will continue to purchase these raw materials as we manufacture specialty equipment for sale to our customers as well as for use in our own testing services.

As we implement our strategy of manufacturing precision driveshafts, we will procure a wide variety of products and machinery, including machined parts, active and passive electrical components, circuit boards, microprocessor chips, stampings, fasteners, castings, die cuts, bearings, motors, displays, sensors and electronic assemblies. We believe that we will be able to establish and maintain strong relationships with a sufficient number of suppliers to ensure a reliable supply of such products and machinery to accommodate our production schedule as we develop this business.

Customers and Marketing

Customers. Sales of our specialty equipment accounted for approximately 83%, 87% and 94% of our revenues in the fiscal years ended December 31, 2005, 2004 and 2003, respectively. We have not generated significant revenues to date from providing axle testing services or manufacturing driveshafts. We have sold our specialty equipment to customers in both the automotive and heavy equipment industries in the United States, Korea and Brazil. Our automotive customers include domestic Tier 1 suppliers, such as Visteon, Dana and American Axle Manufacturing and foreign Tier 1 suppliers such as Hyolim, KASCO, and Dae Seung.

In 2005, automotive and heavy truck customers accounted for substantially all of the Company’s revenue. Three customers accounted for 19%, 18%, and 17% of our revenue for 2005. In 2004, three different customers accounted for 36%, 24%, and 17% of our revenue. In 2003, three different customers accounted for 47%, 21%, and 17% of our revenue.

As we launch our manufacturing business, we will seek contracts from OEMs and Tier 1 suppliers to supply precision driveshafts for specialty vehicles and for the OEM’s service parts operations. To date, we have not been awarded any contracts for the production of precision driveshafts; however, we have completed several prototype builds that are being evaluated by our customers.

Sales and Marketing. We have a direct sales team consisting of three sales professionals. Our sales and marketing activities are designed to create overall awareness for our manufacturing of precision driveshafts, our axle testing services and the capabilities of our specialty equipment. As we implement our strategy of marketing our testing services and our manufacturing capabilities for precision driveshafts, we will adjust our sales and marketing team’s focus as we perceive market opportunities. We will not only focus our resources on axle and driveshaft manufacturers but also on OEMs’ product engineering departments to increase our market awareness and market penetration. We regularly host technology demonstrations at our Wixom, Michigan headquarters. We also selectively advertise in trade publications. We intend to market our specialty equipment, testing services and precision driveshafts to domestic OEMs as well as European and Japanese OEMs, in an effort to broaden our sales across all of the North American automotive market.

Geographic Information

For the years ended December 31, 2005, 2004 and 2003, approximately $5.1 million, $1.5 million and $0.2 million, respectively, of revenue was derived from our operations outside the United States, of which $2.5 million, $0.3 million and $0.0 million, respectively, was derived from Korea, $1.2 million, $1.2 million and $0.2 million, respectively, was derived from Mexico, and $1.4 million, $0.0 million and $0.0 million, respectively, was derived from Brazil.

The percentage of our revenue by country for the past three years is as follows:

	2005	2004	2003
United States	33%	81%	97%
Korea	33	4	—
Mexico	15	15	3
Brazil	19	—	—

	100%	100%	100%

Competition

In manufacturing specialty equipment for manufacturers of heavy–duty diesel engines, we compete with Ingersoll–Rand Company, ABB, Ltd. and Thyssen Krupp AG. While we are not aware of any other company performing testing services using an automated process such as ours, our potential customers perform their own testing on their products and, therefore, our business will grow as we are able to convince these customers to outsource their testing needs. As we begin manufacturing precision driveshafts, we will compete with other driveshaft manufacturers such as Dana Corporation, Visteon Corporation and American Axle & Manufacturing Holdings, Inc. on the basis of the quality of our products, service, price, timely delivery and technological innovation. Over time, our manufacturing techniques may face competition from new entrants to the market for production line assembly and testing in which defects are substantially reduced. Although there can be no assurance that our testing services or precision driveshaft manufacturing will be free from competition or that we will be able to maintain our profitability if the competitive environment changes, we believe our complex technology and protection of intellectual property rights serve as a strong barriers to market entry.

Seasonality and Cyclicality

Although our customers are in the automotive and heavy equipment industries, our historical results of operations have generally not reflected typical cyclical or seasonal fluctuations in revenues and operating income. This is because we have historically sold specialty equipment used by our customers to test their products and our customers need to test their products regardless of the number of products they produce or the number of vehicles that are sold. As we expand our testing services and begin to manufacture precision driveshafts, however, we may be impacted by automotive industry norms for cyclicality and seasonality in future periods. Automotive sales and production are highly cyclical and dependent on economic conditions and consumer spending. The automotive supply industry is also somewhat seasonal, typically experiencing lower revenues and operating income during the third and fourth quarters of each year because of decreased demand from OEMs in those quarters. In addition, North American OEMs halt production for approximately two weeks in July and one week in December to re–tool plants for production of new vehicle models and to allow time for employee vacations.

Backlog

Our order backlog at December 31, 2005 for our specialty equipment was approximately $4.7 million, compared to backlog of $1.4 million at December 31, 2004. Although our backlog consists of firm purchase orders, the level of backlog at any particular time is not necessarily indicative of future sales. Given the nature of our relationships with our customers, we may allow our customers to cancel or reschedule deliveries (with a penalty) and therefore backlog is not a meaningful indicator of our future financial results.

Employees

As of December 31, 2005, we had 46 full–time employees. We have not experienced any work stoppages and we believe we maintain good employee relations. Although none of our employees are currently represented by labor unions or covered by collective bargaining agreements, as we implement our manufacturing strategy we may experience organizing efforts and our workforce may be unionized.

Code of Ethics

We have adopted a code of ethics applicable to our principal executive officer and senior financial officer, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002, the rules of the SEC promulgated there under and the American Stock Exchange rules. In the event that we make any changes to, or provide any waivers from, the provisions of our code of ethics, we intend to disclose these events on our website or in a report on Form 8-K within four business days of such event.

Governmental Regulation

We are subject to various governmental regulations, such as environmental, employment and health and safety. We have various internal controls and procedures designed to maintain compliance with these regulations. The cost of our compliance programs is not material, but is subject to additions to or changes in federal, state or local legislation or changes in regulatory implementation or interpretation of government regulations.

ITEM 1A. RISK FACTORS

Risks Related to Our Operations

Because we have no substantial history of manufacturing precision driveshafts, we cannot be certain that efforts to enter this new market will be successful.

While we anticipate leveraging our technology to become a leading manufacturer of precision driveshafts for specialty vehicles in the near future, we have not yet manufactured precision driveshafts for our customers beyond limited production of prototype models. While we expect that our executives’ experience in the automotive industry will help facilitate our entry into the market for increased precision driveshaft manufacturing operations, we cannot be certain that efforts to grow our precision driveshaft manufacturing business will be successful. In addition, the ability to manage our overall anticipated growth will depend on the ability of our management team to work together effectively, and we will need to add operations, quality control and logistics personnel who will all require substantial training and effective management. If we are unable to successfully manage our anticipated growth or improve our operations capabilities, our financial results or business prospects could be harmed.

Upon increasing our precision driveshaft output, we will also be exposed to greater risks of price increases and periodic delays in the delivery of components and raw materials necessary for our precision driveshaft manufacturing process. Fluctuations in the prices of such components and materials, or delays in the delivery of such components and materials by our suppliers, could impair our ability to market and sell precision driveshafts, which in turn may adversely affect our business, financial condition and results of operations. To reduce our immediate exposure, we will continue to market and attempt to fulfill low volume orders that require minimum amounts of components and raw materials.

If we are unable to manage our anticipated growth effectively, our business could be harmed.

If we fail to manage our growth, our financial results and business prospects may be harmed. To manage our growth and to execute our business plan efficiently, we will need to institute operational, financial and management controls, as well as reporting systems and procedures. We also must effectively expand, train and manage our employee base. We cannot assure you we will be successful in any of these endeavors.

International sales account for a significant portion of our net revenue and risks inherent in international sales could harm our business.

International sales represent a significant portion of our total revenue. For example, international sales represented 67% of our total product sales for fiscal 2005, 19% for fiscal 2004, and 3% for fiscal 2003. We anticipate that our total product revenue from international sales will continue to increase. Our international business is subject to the financial and operating risks of conducting business internationally, including:

•	unexpected changes in, or the imposition of, additional legislative or regulatory requirements;

•	fluctuating exchange rates;

•	tariffs and other barriers;

•	difficulties in staffing and managing foreign sales operations;

•	import and export restrictions;

•	greater difficulties in accounts receivable collection and longer payment cycles;

•	potentially adverse tax consequences;

•	potential hostilities and changes in diplomatic and trade relationships;

•	disruption in services due to natural disaster, economic or political difficulties, quarantines, or other restrictions associated with infectious diseases.

Because we have not generated significant revenue from our testing services, you have a limited amount of information to value our business prospects for our testing services.

While we have designed, developed, produced and marketed assembly and testing equipment to the automotive and heavy equipment industries since 1993, our experience primarily has been limited to developing and producing such equipment specifically for an individual customer for use in such customer’s facility. We anticipate that testing services conducted at our facilities will generate a greater percentage of our revenue in the future, but we cannot assure you that our efforts to increase our revenues from sales of testing services will be successful. For example:

•	our customers may choose to test their axles internally rather than outsourcing their testing needs to us; and

•	providing testing services at our facilities involves transporting our customers’ axles during the production process, which may not meet the production schedule requirements of our customers.

The occurrence of one or more of the foregoing events, could result in our inability to commercialize our testing services, which would cause adverse effects to our business, results of operations and financial condition.

Furthermore, because we have not generated significant revenue from sales of testing services to date, we have limited financial, operational and manufacturing data that you can use to evaluate our business prospects for providing testing services. Any evaluation of our business prospects for our testing services must be considered in light of our limited history of selling testing services directly to our customers.

We may need to raise additional funds in order to finance the commercialization of our testing services and manufacturing operations, which if unavailable to us, would force us to delay, reduce or eliminate our commercialization efforts.

We currently lack the resources and capacity to manufacture driveshafts or to provide testing services on a commercial scale. At December 31, 2005, we had approximately $2.0 million of cash, cash equivalents or marketable securities. We used a substantial portion of the net proceeds of our initial public offering to reduce the outstanding balance under our revolving credit facility, and at December 31, 2005 we had no borrowings under this facility. We believe that our existing cash balance, the borrowing capacity under our credit facility plus revenues from the sale of our testing equipment and testing services and from manufacturing precision driveshafts will be sufficient to fund our liquidity requirements through the end of 2006. If we cannot generate a sufficient amount of revenue from our operations or if we are unable to borrow additional funds under our credit facility, we will need to finance our future cash needs through public or private equity offerings or debt financings. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our commercialization efforts. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience additional dilution, and debt financing, if available, may involve restrictive covenants.

If we are unable to access additional borrowings under our credit facility, we will not be able to implement our business plan.

Our credit facility with Comerica Bank is an $8.0 million revolving credit facility that matures in January 2007. We were required by the terms of our credit facility to use a substantial portion of the net proceeds from our initial public offering to reduce the balance under our credit facility. As of December 31, 2005, we had no borrowings outstanding under our credit facility; however, we issued standby letters of credit totaling $0.4 million which reduced our availability under the facility by the same amount. Our credit facility contains financial covenants that limit our ability to borrow based on the amount of our tangible net worth. If we are unable to access additional borrowings under our credit facility, we would face significant operating and financial constraints, which would cause adverse effects on our business, results of operations and financial condition. These effects could include the inability to fund operations and to implement our business plan.

If we are unable to protect our licenses, patents and proprietary rights in the United States and foreign countries, our business could be harmed because third parties may take advantage of our research and development efforts.

We have 14 issued United States patents covering our manufacturing processes and their use, and we have been issued numerous patent claims in these patents for gear testing, precision presses, engine assembly and axle testing. We have many more patent claims in pending patent applications filed in the United States and foreign countries for precision balances, driveshaft manufacturing, engine assembly and gear rollers. Our success depends in part on our ability to obtain and maintain patent and other proprietary right protection for our technologies and products in the United States and other countries. If we are unable to obtain, protect and enforce these protections, we may not be able to prevent third parties from using our proprietary rights.

We also have several patent applications pending in the United States as well as foreign countries regarding manufacturing technology. These pending patents may not be issued, and we can not assure you that any patents we do obtain as a result of our pending patent applications will provide a basis for commercially viable products or will provide any competitive advantages for our existing products and services. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems and costs in protecting our proprietary rights in these foreign countries.

Our patent protection involves complex legal and technical questions. Our patents and those patents for which we have license rights may be challenged, narrowed, invalidated or circumvented. We may be able to protect our proprietary rights from infringement by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. Despite our efforts to protect our proprietary rights, our trade secret-protected know-how could fall into the public domain, and unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Furthermore, others may independently develop similar or alternative technologies or design around our patented technologies. Litigation or other proceedings to defend or enforce our intellectual property rights could require us to spend significant time and money and could otherwise adversely affect our business.

Our business is dependent on our ability to attract and retain qualified key employees.

Our operations are dependent upon our ability to attract and retain qualified employees in the areas of engineering, operations and management. In 2005, we lost the services of James Juranitch, our Chief Technology Officer, Todd C. Antenucci, our President, and David V. Harper, our Vice President and Chief Financial Officer. We have since promoted Donald F. Brown to President and Chief Operating Officer, and are greatly influenced by the efforts and abilities of Mr. Brown. We have not entered into an employment agreement with Mr. Brown; however, Mr. Brown is bound by covenants not to compete with us. Competition to retain our key personnel and attract qualified individuals from other companies, including our competitors and companies in technology-related industries, is intense. If we lose the services of our key personnel, or are unable to attract new, qualified personnel, our financial results or business prospects may be harmed.

Other companies might claim that we infringe their intellectual property rights, which could cause us to incur significant expenses or prevent us from selling our technology.

Although we are not aware of any claims that we infringe anyone’s intellectual property rights, our success depends, in part, on our ability to operate without infringing valid, enforceable patents or proprietary rights of third parties or breaching any licenses that may relate to our technology and products. Future patents issued to third parties, however, could contain claims that conflict with our patents and that compete with our products and technologies, and third parties could assert infringement claims against us. Any litigation or interference proceedings, regardless of their outcome, may be costly and may require significant time and attention of our management and technical personnel. Litigation or interference proceedings could also force us to:

•	stop or delay using our technology;

•	stop or delay our customers from selling, manufacturing or using products that incorporate the challenged intellectual property;

•	pay damages; or

•	enter into licensing or royalty agreements that may be unavailable on acceptable terms.

Any of these events could have adverse effects on our results of operations and could be damaging to our business.

Revenues generated from sales in one of our key businesses may negatively impact sales in other lines of our business, which may materially and adversely affect our operations.

Customers that purchase our specialty equipment are able to conduct the same testing functions and manufacture similar precision driveshafts that we will market to such customers in the future. Although we believe that providing testing services and manufacturing precision driveshafts for these customers will help reduce their staffing and training costs, as well as reduce the time and expenses associated with operating and maintaining the specialty equipment on their own facilities, these customers may not order testing services or precision driveshafts from us in the future, which may materially and adversely affect our operations.

In addition, certain customers of our specialty equipment and testing services also manufacture driveshafts that are sold to the same OEMs to whom we will market our precision driveshafts in the near future. Because we may be perceived by these customers as a potential competitor in the driveshaft market, their orders for specialty equipment and testing services could decline, which may adversely affect our business, results of operations and financial condition.

Because we depend on a limited number of customers, the loss or insolvency of any significant customer could cause a significant decline in our revenue and net income

Three customers accounted for 54%, 77% and 85% of our revenue in 2005, 2004 and 2003, respectively. Although we intend to add customers as we grow our business, the loss of any significant customer will have material adverse effects on our results of operations and business.

In addition, our sales are highly concentrated among a few major automotive and heavy truck OEMs and automotive suppliers. We expect that sales to automotive customers will continue to represent a significant percentage of our revenue for the foreseeable future. As is typical in the automotive supply industry, we have no long-term contracts with any of our customers. There is substantial and continuing pressure from the major OEMs and Tier I suppliers to reduce costs while improving product quality. If our manufacturing processes and testing services do not generate sufficient production quality at cost savings for our customers, our revenues and net income could significantly decline.

We may not be able to timely or successfully launch our products, which could have a material adverse effect on our results of operations and business.

In order to further the development of our precision driveshafts, as well as increase our existing sales of testing services and specialty equipment, we will depend on close relationships with our customers and their willingness to share proprietary information about their requirements and participate in collaborative efforts with us. We cannot assure you that our customers will provide us with timely access to such information. As a result, we may fail to successfully provide such products and testing services on a timely basis, which would result in a material adverse effect on our results of operations and business.

We may be unable to effectively respond to technological change, which could have a material adverse effect on our results of operations and business.

The market for our products is characterized by rapidly changing technology. Our future success will depend upon our ability to enhance our current products and to develop and introduce new products that keep pace with technological developments and evolving industry standards and respond to changes in customer requirements. If we fail to anticipate or respond adequately to technological developments and customer requirements, or experience significant delays in product development or introduction, our business, results of operations and financial condition will be negatively affected.

Our operating results may fluctuate because we operate primarily in the automotive industry, which is cyclical and seasonal.

If we are successful in implementing our business plan, sales that we generate from testing services and precision driveshafts will be directly related to domestic automotive production, which is itself cyclical and dependent on general economic conditions, consumer spending and other factors. As a result, economic factors adversely affecting automotive production, in general and consumer spending could adversely impact our business. Furthermore, sales of our axle testing services will depend on continued consumer demand for rear-wheel drive vehicles, including SUVs, luxury pickup trucks and luxury sedans. There is no assurance that positive trends in sales of these vehicles will continue. A decrease in consumer demand for these vehicles could have a material adverse effect on our business. In addition, the automotive component supply industry is somewhat seasonal. Our need for continued significant expenditures for capital equipment purchases, equipment development and ongoing product and manufacturing improvement and support, among other factors, make it difficult for us to reduce operating expenses in a particular period if our forecasts for such period are not met, because a substantial component of our operating expenses are fixed costs.

Future work stoppages affecting our customers could adversely affect our results of operations and business.

Substantially all of the hourly employees of our OEM and Tier 1 supplier customers are represented by labor unions and work pursuant to collective bargaining agreements. The failure of any of our significant customers to reach agreement with a labor union on a timely basis, resulting in either a work stoppage or strike, could have a material adverse effect on our results of operations and business.

We may face substantial competition from competitors who may have superior resources, including our current and potential customers who may decide to manufacture all of their products and perform all of their testing services internally, which could place us at a competitive disadvantage.

The automotive supply industry is highly competitive with a number of other manufacturers that produce competitive products. Quality, delivery and price, as well as technological innovation, are the primary elements of competition. There can be no assurance that our products will compete successfully with those of our competitors. Certain of our competitors are more diversified than we are and have greater access to financial resources than we do. There can be no assurance that our business will not be adversely affected by increased competition or that we will be able to maintain our profitability if the competitive environment changes. Further, we face competition from the manufacturing operations of our current and potential customers, including Visteon, who are continually evaluating the merits of manufacturing products and performing testing internally against the advantages of outsourcing to suppliers, such as us. As we enter the driveshaft manufacturing business, our customers with driveshaft manufacturing operations such as Visteon may not order testing services or precision driveshafts from us because they view us as a competitor, which may materially and adversely affect our operations.

We will face an inherent risk of product liability exposure.

Although we anticipate producing precision driveshafts that will meet or exceed our customers’ specifications, we cannot assure you that material product liability losses will not occur in the future if the failure one of our driveshafts results in personal injury or death. In addition, if any of our driveshafts prove to be defective, we may be required to participate in a recall. Prior to commencing our precision driveshaft manufacturing operations, we intend to obtain insurance against product liability claims, but we cannot assure you that such coverage will be adequate and will continue to be available to us on acceptable terms or at all. A successful claim brought against us in excess of available insurance coverage or a requirement to participate in any product recall could have a material adverse effect on our business.

We dedicate considerable resources to research and development activities.

We make significant investments in research and development activities to develop new products and improve the technologies in our existing products. There can be no assurance, however, that our research and development efforts will result in new or improved products or improve the technologies in our existing products.

We face risks relating to future acquisitions.

We may make acquisitions in the future in order to enable us to expand into new geographic markets, add new customers, provide new products, expand manufacturing and service capabilities or increase penetration with existing customers. Integration of any future acquisitions may place a strain upon our managerial and financial resources, including diversion of management’s attention to the assimilation of the acquired business and our assumption of potential liabilities of the acquired businesses. Realization of the full benefits of our acquisitions will require:

•	the integration of administrative, finance, purchasing, engineering, sales and marketing organizations;

•	the coordination of production efforts; and

•	the implementation of appropriate operational, financial and management systems and controls.

We cannot assure you that we will be able to integrate these operations successfully. Failure to successfully integrate an acquired business could result in material adverse effects on our results of operations and financial condition, failure to realize expected earnings contributions and diversion of senior management’s attention from other important matters.

We are subject to the potential risks associated with international operations that could adversely affect our business.

We do not have international operations at this time, but we do have foreign customers and foreign final destinations for our specialty equipment. If we establish international operations involving our manufacturing or testing operations and continue to deliver equipment to foreign destinations we may be subject to fluctuations in currency exchange rates, compliance with local laws and other regulatory requirements, restrictions on the repatriation of funds, inflationary conditions, political and economic instability, war or other hostilities, inconsistent tax structures and expropriation or nationalization of assets. The inability to effectively manage these and other risks could adversely affect our results of operations, financial condition and business.

Risks Relating to our Common Stock

Our principal shareholders, executive officers and directors hold a significant percentage of our common stock, and these shareholders may take actions that may be adverse to your interests.

Our principal shareholders, executive officers and directors beneficially own, in the aggregate, approximately 34% of our common stock as of March 27, 2006. As a result, these shareholders, acting together, will be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations, sales and purchases of assets. They also could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent you from receiving a premium in such a transaction.

The price of our common stock is highly volatile.

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	the degree to which we successfully implement our business strategy;

•	actual or anticipated variations in quarterly or annual operating results;

•	changes in recommendations by the investment community or in their estimates of our revenues or operating results;

•	speculation in the press or investment community;

•	strategic actions by our competitors;

•	announcements of technological innovations or new products by us or our competitors; and

•	changes in business conditions affecting us and our customers.

The market prices of securities of companies without consistent product revenues and earnings, have been highly volatile and are likely to remain highly volatile in the future. This volatility has often been unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been brought against the company. If a securities class action suit is filed against us, whether or not meritorious, we would incur substantial legal fees and our management’s attention and resources would be diverted from operating our business in order to respond to the litigation.

Future sales of our common stock could depress our stock price.

Sales of a large number of shares of our common stock, or the availability of a large number of shares for sale, could adversely affect the market price of our common stock and could impair our ability to raise funds in additional stock offerings. Approximately 4,875,000 of our shares are eligible for sale in the public market, approximately 1,700,000 of which are subject to applicable volume limitations and other restrictions set forth in Rule 144 under the Securities Act.

Antitakeover provisions of our Articles of Incorporation and Amended and Restated Bylaws and provisions of Michigan law could delay or prevent a change of control that you may favor.

Our Articles of Incorporation and Amended and Restated Bylaws and Michigan law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to you. These provisions could discourage potential takeover attempts and could adversely affect the market price of our shares. Because of these provisions, you might not be able to receive a premium on your investment. These provisions:

•	authorize our board of directors, with approval by a majority of our independent directors but without requiring shareholder consent, to issue shares of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and prevent a takeover attempt;

•	limit our shareholders’ ability to call a special meeting of our shareholders; and

•	limit our shareholders’ ability to amend, alter or repeal our bylaws.

Any of the provisions described above could delay or make more difficult transactions involving a change in control of us or our management.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease our principal executive offices, which include our research and development and manufacturing operations, at 50120 Pontiac Trail, Wixom, Michigan 48393. In addition, we lease an additional facility in Wixom where we conduct testing services. If we are successful in our efforts to expand our operations into manufacturing precision driveshafts, we will need to lease additional space. We believe we will be able to enter into leases for additional space at market rates.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings other than routine litigation incidental to our business, none of which would have a material adverse impact on our financial position or results from operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted for a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

Market for Registrant’s Common Stock

The Company’s common stock began trading on the American Stock Exchange under the symbol VCC on February 15, 2005. No public market for the Registrant’s securities existed prior to that date. The following table sets forth the range of high and low closing prices for the common stock for the indicated periods of public trading:

Price Range of Common Stock

2005	High	Low
First Quarter (beginning February 15, 2005)	$6.90	$6.15
Second Quarter	6.60	5.90
Third Quarter	7.05	6.00
Fourth Quarter	6.50	5.65

Number of Common Stockholders

As of March 30, 2006, there were approximately 17 record holders of the Company’s common stock.

Dividends

During the fiscal years ended December 31, 2004 and 2005, the Company did not declare or pay any dividends on its common stock. The terms of our credit facility do not allow us to declare or pay dividends without the prior written consent of the lender. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

Equity Compensation Plan Information

The information in response to this item is hereby incorporated by reference to the information under the caption “Executive Compensation and Other Information” presented in the 2006 Proxy Statement to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2005.

Initial Public Offering

In connection with our initial public offering of our common stock, the SEC declared our Registration Statement on Form S-1 (No. 333-11830), filed under the Securities Act of 1933, effective on February 14, 2005. On February 18, 2005, we closed the sale of all 2,500,000 shares of our common stock registered under the Registration Statement. Anderson & Strudwick Incorporated served as the underwriter. On March 2, 2005, our underwriter exercised the over-allotment option we granted to them for an additional 375,000 shares of commons stock.

The initial public offering price was $6.00 per share. The aggregate sale price for all of the shares sold by us was approximately $17.3 million, resulting in net proceeds to us of approximately $15.1 million after payment of underwriting discounts and commissions of approximately $1.2 million and legal, accounting and other fees incurred in connection with the offering of approximately $1.0 million.

Upon the completion of our initial public offering, we used approximately $8.0 million of the net proceeds of our initial public offering to repay the then outstanding balance under our revolving credit facility and invested the remaining net proceeds from the offering in short-term, interest-bearing, investment-grade securities.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. Veri-Tek, as it existed prior to the October 31, 2003 acquisition by Quantum-

Veri Tek, Inc. is referred to as “Predecessor.” Veri-Tek, as it existed on and after October 31, 2003 is referred to as “Successor.” The combined selected financial information for the Successor and Predecessor as of the year ended December 31, 2003 was derived from our unaudited financial statements which, in the opinion of management, reflect all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States, the information for that period. The Company implemented a 300-for-1 stock split with respect to its shareholders of record on July 21, 2004, which resulted in the Company having 3,000,000 shares issued and outstanding on such date. The Company implemented a 1-for-3.730879244 reverse stock split to its shareholders of record on February 7, 2005, which resulted in the Company having 804,100 shares issued and outstanding on such date. All share and per share amounts have been restated to retroactively reflect the stock splits for all periods in which the Successor is presented.

	Predecessor			Successor	Combined	Successor
	2001	2002	Period from January 1- October 31, 2003	Period from November 1- December 31, 2003	Year Ended December 31, 2003(3)	Year Ended December 31, 2004	Year Ended December 31, 2005
					(unaudited)
Revenue	$12,488	$6,263	$7,420	$967	$8,387	$7,929	$7,641

Cost of sales	7,337	2,281	3,499	702	4,201	6,460	7,405

Gross margin	5,151	3,982	3,921	265	4,186	1,469	236

Research and development expenses	1,253	1,843	1,248	394	1,642	1,572	456
Selling, general and administrative expenses	1,720	1,855	1,609	324	1,933	3,786	3,212

Operating profit (loss)	2,178	284	1,064	(453)	611	(3,889)	(3,433)
Other income (expense)
Interest expense, net	(381)	(235)	(194)	(232)	(426)	(1,335)	101
Loss on disposal of assets	(126)	—	—	—	—	—	(5)

Total other income (expense)	(507)	(235)	(194)	(232)	(426)	(1,335)	97

Earnings (Loss) before taxes	1,671	49	870	(685)	185	(5,224)	(3,336)

Income tax expense (benefit)(1)	—	—	—	(232)	(232)	(1,770)	(1,083)

Net income (loss)	$1,671	$49	$870	$(453)	$417	$(3,454)	$(2,253)

Earnings (loss) per share:
Basic	$16,710	$490	$8,700	$(0.56)	N/A (4)	$(4.30)	$(0.52)
Diluted	$16,710	$490	$8,700	$(0.56)	N/A (4)	$(3.44)	$(0.52)

Shares used to calculate earnings per share:
Basic	100	100	100	804,100	N/A (4)	804,100	4,339,649
Diluted	100	100	100	804,100	N/A (4)	1,003,963	4,365,932

Cash flow provided by (used in):
Operations	$265	$2,292	$(153)	$(545)	$(698)	$(1,993)	$(4,343)
Investing activities	(225)	(235)	(79)	(6,003)	(6,082)	(228)	(1,689)
Financing activities(2)	(37)	(2,050)	221	6,548	6,769	2,227	8,051

Consolidated Balance Sheet Data:
Cash and cash equivalents	$3	$11	$—	$—		$—	$2,025
Working capital	1,921	746	1,100	716		(3,320)	6,587

Total Assets	7,517	5,461	6,623	11,346		11,886	17,227

Long-term obligations, net of current portion	1,522	1,511	1,504	6,100		7,175	—

Shareholders equity (deficiency)	817	(196)	184	(353)		(3,809)	16,171

(1)	The Predecessor was a subchapter S corporation and therefore did not record income tax expense or benefit.
(2)	The Predecessor was a subchapter S corporation. Cash flow from financing activities includes distributions to the shareholder of the Predecessor.
(3)	The combined financial information presented represents the sum of the January 1, 2003 through October 31, 2003 period for the Predecessor and the November 1, 2003 through December 31, 2003 period for the Successor. No adjustments have been made to this data.
(4)	Not applicable because the Successor was created on October 18, 2003 and has a different capital structure than the Predecessor.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of continuing operations should be read in conjunction with the Company’s financial statements and notes, and other information thereto included elsewhere in this Report.

FORWARD-LOOKING STATEMENTS

We have made statements in this Annual Report on Form 10-K that constitute forward–looking statements. Forward–looking statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward–looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “we believe,” “we intend,” “may,” “will,” “should,” “could” and similar expressions. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward–looking statements.

Examples of forward–looking statements include (1) projections of revenue, earnings, capital structure and other financial items, (2) statements of our plans and objectives, (3) statements regarding the capabilities and capacities of our business operations, (4) statements of expected future economic performance and (5) assumptions underlying statements regarding us or our business.

The ultimate correctness of these forward–looking statements depends upon a number of known and unknown risks and events. We discuss many of these risks under the heading “Risk Factors” above. Many factors could cause our actual results to differ materially from those expressed or implied in our forward–looking statements. Consequently, you should not place undue reliance on these forward–looking statements.

The forward–looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward–looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward–looking statements.

OVERVIEW

Historically, our business has focused on designing, developing and building specialty equipment for the automotive and heavy equipment industries. In October 2003, our predecessor company was purchased by Veri-Tek International Corp., formerly known as Quantum-Veritek, Inc., an affiliate of Quantum Value Partners, LP, pursuant to an asset purchase agreement. As a result of this transaction, we intend to implement a new growth strategy of expanding our testing services and launching manufacturing operations. While we will continue to sell specialty equipment, we intend to build on our experience in designing and building this equipment and our patented technology to provide axle testing services to automotive manufacturers. We also intend to become a manufacturer of precision driveshafts using a new manufacturing process that we have developed implementing our patented True Vehicle Running Center Shaft Assembly System (“TVRC”). Sales of our assembly and testing equipment presently comprise most of our revenues. We have not derived material revenues to date from providing axle testing service or manufacturing precision driveshafts.

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

On February 15, 2005 we completed an initial public offering of 2,500,000 shares of our common stock at a price of $6.00 per share and on March 2, 2005 we completed the sale of the underwriters’ over-allotment option of 375,000 shares of our common stock. Net proceeds after underwriters’ discount and other expenses relating to the offering were approximately $15.1 million.

Results of Operations

The following table sets forth certain financial data for the three years ended December 31, 2003, 2004 and 2005.

	Predecessor	Successor	Combined	Successor
	Period from January 1- October 31, 2003	Period from November 1- December 31, 2003	Year Ended December 31, 2003(3)	Year Ended December 31, 2004	Year Ended December 31, 2005
			(unaudited)
	(Dollars in thousands except share data)
Revenue	$7,420	$967	$8,387	$7,929	$7,641

Cost of sales	3,499	702	4,201	6,460	7,405

Gross margin	3,921	265	4,186	1,469	236

Research and development expenses	1,248	394	1,642	1,572	456
Selling, general and administrative expenses	1,609	324	1,933	3,786	3,212

Operating profit (loss)	1,064	(453)	611	(3,889)	(3,433)
Other income (expense)
Interest income / (expense) , net	(194)	(232)	(426)	(1,335)	101
Loss on disposal of assets	—	—	—	—	(5)

Total other income (expense)	(194)	(232)	(426)	(1,335)	97

Earnings (Loss) before taxes	870	(685)	185	(5,224)	(3,336)

Income tax expense (benefit)(1)	—	(232)	(232)	(1,770)	(1,083)

Net income (loss)	$870	$(453)	$417	$(3,454)	$(2,253)

Earnings (loss) per share:
Basic	$8,700	$(0.56)	N/A (4)	$(4.30)	$(0.52)
Diluted	$8,700	$(0.56)	N/A (4)	$(3.44)	$(0.52)

(1)	The predecessor company was a subchapter S corporation and therefore did not recognize income tax expense.
(2)	The combined financial information presented represents the sum of the January 1, 2003 through October 31, 2003 period for the Predecessor and the November 1, 2003 through December 31, 2003 period for the Successor. No adjustments have been made to this data.
(3)	The combined financial information presented represents the sum of the January 1, 2003 through October 31, 2003 period for the Predecessor and the November 1, 2003 through December 31, 2003 period for the Successor. No adjustments have been made to this data.
(4)	Not applicable because the Successor was created on October 18, 2003 and has a different capital structure than the Predecessor.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue. Our revenue decreased by $0.3 million, or 3.6%, to $7.6 million for the period ended December 31, 2005 from $7.9 million for the same period in 2004. This decrease was primarily the result of decreased orders for our specialty equipment. The majority of our revenue for the year ended December 31, 2005 was derived from our specialty equipment business which accounted for 88% of our revenue. During 2005 our driveshaft, diesel engine, and axle products accounted for 36%, 33%, and 19% of total revenue, respectively. For the same period in 2004, our axle and transmission products accounted for 66% and 12%, respectively. During the 2005 period, we experienced a significant increase in orders for our driveshaft manufacturing machines as compared to the same period in 2004. In particular, we sold driveshaft manufacturing equipment to three Korean Tier 1 suppliers. One of these customers purchased a complete driveshaft assembly system, consisting of a synchrowelder machine, a driveshaft dynamic truing center, a joint assembly machine and a rollstaking machine. Revenues from the sale of specific specialty equipment are affected by the needs and new platform launch schedules of our customers and their OEM customers.

Cost of Sales. Cost of Sales increased $0.9 million, or 14.6%, to $7.4 million for the period ended December 31, 2005 from $6.5 million for the comparable period in 2004. This increase in cost of sales was due, in part, to increased production costs related to the driveshaft assembly equipment contracts for the Korean market, and, in part, to fixed overhead costs incurred during the first half of the year while we were in the initial stages of development of the contracts. As a percentage of revenue, cost of sales increased to 96.9% in 2005 from 81.4% in 2004. This increase in cost of sales as a percentage of revenue was primarily the result of increased manufacturing costs relating to our driveshaft assembly equipment. Manufacturing costs were greater than anticipated as we undertook to manufacture more sophisticated driveshaft equipment for new customers as compared to prior periods in which we engaged in more repeat manufacturing of standalone driveshaft machines. These manufacturing costs include increased labor costs resulting from our employees learning the manufacturing process of these new machines and increased material cost as physical changes were made to the machines in order for them to optimally function as designed. We anticipate that the costs to design and manufacture these products will decline over time, as we have experienced with manufacturing other products. Due to the high number of machines we were building during the second half of the year, we incurred increased labor and material costs related to meeting our customers’ delivery requirements in order for our products to be installed during their shutdown periods. These increased costs resulted from having to produce and deliver several machines within the same four-week period. In order to meet these deadlines, we hired temporary workers, worked overtime and expedited the manufacture of certain components.

Gross Margin. Our gross margin decreased $1.2 million, or 83.9%, to $0.2 million for the 2005 period from $1.5 million for 2004. As a percentage of sales, gross margin decreased to 3.0% in 2005 from 18.5% in 2004. The dollar and percentage decrease in gross margin was primarily the result of increased manufacturing costs associated with the production of our specialty driveshaft assembly systems and lower contract revenue.

Research and Development Expenses. Our research and development expenses declined $1.1 million, or 70.9%, for the period ended December 31, 2005 to $0.5 million as compared to the comparable 2004 period. Research and development expenses declined as we focused our efforts on the production of our specialty equipment. As a percentage of sales our research and development expenses decreased to 6.0% of revenue in 2005 from 19.8% of revenue in 2004.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased $0.6 million, or 17.6%, to $3.2 million for the period ended December 31, 2005 from $3.8 million for the 2004 period. Selling, general, and administrative expenses for 2004 included the creation of a reserve for costs and earnings in excess of billings of approximately $1.6 million due to doubt that a customer would take delivery of a specialty machine. During 2005, we recorded additional reserves totaling $0.2 million for two separate machines. Excluding these reserves, SG&A expenses increased $0.8 million for the year. This increase is primarily attributable to increased staffing incurred in order to implement our growth strategy of commercializing our testing services and manufacturing precision driveshafts, increased travel expenses incurred servicing our foreign-based customers and public company related expenses.

Operating Profit (Loss). As a result of the foregoing factors, operating profit increased $0.5 million to a loss of $3.4 million for the 2005 period from a loss of $3.9 million for 2004.

Interest Income (Expense). As a result of our successful initial public offering in February 2005, we repaid the outstanding balance on our revolving credit facility and did not utilize it during the remainder of the year. In addition, our subordinated debt obligation, which totaled approximately $7.2 million at December 31, 2004 was converted into common stock. As a result, interest expense decreased $1.2 million to $0.1 million for the 2005 period from $1.3 million for the same period in 2004. We also earned interest income of $0.2 million during the year ended December 31, 2005 by investing our cash balances in short-term marketable securities. We had no interest income during the year ended December 31, 2004.

Income Tax Expense (Benefit). Our income tax benefit was $1.1 million for the period ended December 31, 2005 compared to a tax benefit of $1.8 million for the prior year.

Net Earnings (Loss). As a result of the foregoing factors, net loss from operations was $2.3 million for the period ended December 31, 2005 compared to a net loss of $3.5 million in 2004.

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

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased $1.9 million, or 95.9%, to $3.8 million for the period ended December 31, 2004 from $1.9 million for the 2003 period. This increase was primarily the result of the creation of a reserve for cost and earnings in excess of billing of approximately $1.6 million due to doubt that a customer will take delivery of a specialty machine. In addition we increased staffing in order to implement our growth strategy of commercializing our testing services and manufacturing precision driveshafts.

Operating Profit (Loss). As a result of the foregoing factors, operating profit decreased $4.5 million to a loss of $3.9 million for the 2004 period from a profit of $0.6 million for 2003.

Interest Income (Expense). Our interest expense increased $0.9 million to $1.3 million for the 2004 period from $0.4 million for the same period in 2003. The increase in interest expense was primarily due to increased borrowings through the issuance of subordinated debt related to the acquisition of our predecessor company in October 2003 as well as increased borrowings on our credit facility.

Income Tax Expense (Benefit). Our income tax benefit was $1.8 million for the period ended December 31, 2004. The predecessor company was a subchapter S corporation and therefore did not record income tax expense or benefit.

Net Earnings (Loss). As a result of the foregoing factors, net loss from operations was $3.5 million in the 2004 period as compared to earnings of $0.4 million in 2003.

Liquidity and Capital Resources

Our cash requirements have historically been satisfied through a combination of cash flow from operations and debt financings. Working capital needs and capital expenditures are expected to continue to increase as we implement our growth strategy. Anticipated increases in required working capital and capital expenditures are expected to be met from our cash flow from operations, revolving credit borrowings, and equipment financing. As of December 31, 2005, the Company had net working capital of approximately $6.6 million.

We used cash in operations of $4.3 million for the year ended December 31, 2005. Net cash used by continuing operations in the 2005 period was primarily the result of increases in accounts receivable, costs and estimated earnings in excess of billings, inventories and our loss from operations.

We used cash in investing activities of $1.7 million for the year ended December 31, 2005. This was primarily the result of costs capitalized by us as we built a series of driveshaft assembly equipment that we intend to own and operate in support of our business plan to commence manufacturing precision driveshafts.

Cash provided by financing activities of $8.1 million for the year ended December 31, 2005, was the result of our successful initial public offering offset by the expenses of the offering and the repayment of our revolving credit facility with a portion of the net proceeds from the offering.

As of December 31, 2005 the Company maintained an $8.0 million revolving credit facility with Comerica Bank N.A. (“Comerica”) with a maturity date of January 2, 2007 (the “Credit Facility”). The amount of the Credit Facility was $9.3 million at December 31, 2004. Our Credit Facility is secured by substantially all of our assets and provides for the issuance of up to $5.0 million in standby or documentary letters of credit. Our Credit Facility may be utilized for general corporate purposes, including working capital, and provides us with borrowing options for multi-currency loans. Borrowing options include a Eurocurrency rate, or a base rate. As of the date of this report, there are no borrowings on the Credit Facility; however, we have issued standby letters of credit totaling $0.5 million which reduces the availability under the Credit Facility by the same amount.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Contractual Obligations

The following is a schedule at December 31, 2005 of our long-term contractual commitments, future minimum lease payments under non-cancelable operating lease arrangements and other long-term obligations.

	Payments by period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Notes payable and long-term debt	$—	$—	$—	$—	$—
Operating leases	482	284	197	—	—

Total	$482	$284	$197	$—	$—

As of December 31, 2005 the Company is in compliance with all of its financial debt covenants under the Credit Facility.

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

Patents. We have capitalized certain costs related to patent technology as well as allocated a substantial portion of the purchase price related to our acquisition of JCJ International, Corp. (formerly known as Veri-Tek International, Corp.) in 2003. In determining the value of these patents at the date of acquisition, as part of our due diligence process we used a discounted cash flow approach based on our estimates of the potential of the technology. This approach utilized the expected weighted average cost of capital of 13.7% as the discount factor and an assumed growth rate of cash flow over the estimated useful lives of the asset of 16.3 years. These costs are amortized on a straight-line basis over the estimated useful lives of the asset of 16.3 years. Newly issued patents are amortized on a straight-line basis over 17 years. Our amortization expense was $296 for the period ended December 31, 2005 and $294 for the year ended December 31, 2004.

Research and Development Expenses. We expense research and development expenses as incurred. Amounts payable to third parties under product development agreements are recorded at the earlier of the milestone achievement, or when payments become contractually due. For the periods ended December 31, 2005 and 2004 expenses were $0.5 million and $1.6 million respectively. For the periods ended December 31, 2003, October 31, 2003, and the years ended December 31, 2002 and 2001, $0.4 million, $1.2 million, $1.8 million and $1.3 million of research and development costs were expensed, respectively.

New Accounting Pronouncements

Computation of Earnings Per Share

Basic earnings per share was computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from the conversion of the subordinated debt at $6 per share.

In September 2004, the Emerging Issues Task Force reached a final consensus on Issue N. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share (EITF 04-8). Contingently convertible debt instruments are financial instruments that add a contingent feature to a convertible debt instrument. The conversion feature is triggered when one or more specified contingencies occur and at least one of these contingencies is based on market price. Prior to the issuance of EITF 04-8, SFAS 128 had been widely interpreted to allow the exclusion of common shares underlying contingently convertible debt instruments from the calculation of diluted earnings per share in instances where conversion depends on the achievement of a specified market price of the issuer’s shares. The consensus requires that these underlying common shares be included in the diluted earnings per share computations, if dilutive, regardless of whether the market price contingency or any other contingent factor has been met. The consensus, which is effective for reporting periods ending after December 15, 2004, requires the restatement of diluted earnings per share for all prior periods presented. At December 31, 2004 Veri-Tek had a contingently convertible debt instrument, the $7,125,402 subordinated debt which was converted to shares of our common stock upon consummation of our initial public offering.

New Accounting Pronouncements

At its September 2004, meeting, the FASB reached a consensus on Emerging Issues Task Force (EITF) Issue No 04-8 (EITF Issue 04-8). “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share”, that contingently convertible debt instruments will be subject to the if-converted method under FASB Statement of Financial Accounting Standards (SFAS) No. 128 (SFAS 128), “Earnings Per Share”, regardless of the contingent features included in the instrument. Under current practice, issuers of contingently convertible debt instruments exclude potential common shares underlying the debt instruments from the calculation of diluted earnings per share until the market price or other contingency is met. The effective date for EITF Issue 04-8 is for reporting period ending after December 15, 2004. Veri-Tek has applied EITF guidance by retroactively restating earnings per share for all applicable periods (see disclosure related to Computation of Earnings Per Share” located elsewhere in this note).

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

In December 2004, the Financial Accounting Standards Board issued two FASB Staff Positions – FSP FAS 109-1 Application of FASB Statement 109 “Accounting for Income Taxes” to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004, and FSB FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

In March 2005, the SEC released Staff Accounting Bulletin No 107, “Share Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment regulations. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of the next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact of SAB 107 will have on our financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position of results of operations or cash flows.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for a s a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company’s overall results of operation of financial position.

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments. (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125. SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact of SFAS No. 155 will have on its consolidated financial statements, if any.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements

The financial statements of the registrant required to be included in Item 8 are listed below:

Report of Independent Registered Public Accountant

To the Board of Directors

Veri-Tek International Corp.

50120 Pontiac Trail

Wixom, MI 48393-2019

We have audited the accompanying balance sheet of Veri-Tek International Corp. as of December 31, 2005 and 2004, and the related statements of income, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessment of the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Veri-Tek International Corp. as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included in pages 14 to 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

Respectfully,

/s/ Freedman & Goldberg
Freedman & Goldberg
Certified Public Accountants

Farmington Hills, MI
March 13, 2006

VERI-TEK INTERNATIONAL CORP.

BALANCE SHEET

December 31, 2005 and 2004

	2005	2004
ASSETS
Current Assets
Cash	$2,024,904	$6,448
Accounts Receivable - Trade (Net of allowance of $23,700 and $-0-, respectively)	1,837,018	1,742,585
Accounts Receivable - Other	1,800	3,894
Cost and Estimated Earnings in Excess of Billings (Net of reserve of $1,733,582 and $1,565,000, respectively)	2,461,695	2,096,524
Inventory at Cost	1,162,141	756,460
Prepaid Expenses	135,697	581,627

Total Current Assets	7,623,255	5,187,538

Property, Plant and Equipment, net	2,084,714	165,018

Other Assets
Security Deposits	47,931	43,631
Loan Cost (Net of Amortization of $ 22,977 and $-0-, respectively)	22,977	-0-
Patents (Net of Amortization of $638,695 and $342,328, respectively)	4,212,345	4,476,029
Software (Net of Amortization of $4,441 and $-0-, respectively)	129,963	-0-
Deferred Tax Asset	3,106,200	2,012,600

Total Other Assets	7,519,416	6,532,260

Total Assets	$17,227,385	$11,884,816

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable – Trade	$767,338	$937,484
Accrued Expenses	269,012	406,850
Deferred Revenue	-0-	17,968
Billings in Excess of Costs	-0-	185,488
Revolving Credit Facility	-0-	6,960,370

Total Current Liabilities	1,036,350	8,508,160

Long-Term Liabilities
Subordinated Debt	-0-	7,175,401
Deferred Tax Liability	20,100	10,100

Total Long-Term Liabilities	20,100	7,185,501

Total Liabilities	1,056,450	15,693,661

Shareholders’ Equity
Common Stock - no par value, Authorized, 20,000,000 shares
Issued and Outstanding, 4,875,000 and 804,100 shares, respectively	22,332,465	100,000
Retained Earnings (Accumulated Deficit)	(6,161,530)	(3,908,845)

Shareholders’ Equity (Deficit)	16,170,935	(3,808,845)

Total Liabilities and Stockholders’ Equity	$17,227,385	$11,884,816

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

STATEMENT OF OPERATIONS

December 31, 2005 and 2004

	2005	2004
Sales	$7,641,367	$7,929,148

Cost of Sales
Material	3,471,880	2,762,042
Direct and Engineering Labor	1,649,686	1,832,207
Payroll Taxes	209,217	216,441
Employee Benefits	365,319	293,336
Outside Services	686,847	471,822
Manufacturing Expenses	1,022,467	884,451

Total Cost of Sales	7,405,416	6,460,299

Gross Profit	235,951	1,468,849

Operating Expenses
Research and Development Costs	456,447	1,571,926
Selling, General and Administrative Expenses	3,212,401	3,785,745

(Loss) Income from Operations	(3,432,897)	(3,888,822)

Other Income (Expense)
Interest Income	155,211	-0-
Interest Expense	(53,766)	(1,335,333)
Other	(4,833)	-0-

Total Other Income (Expense)	96,612	(1,335,333)

(Loss) before Income Taxes	(3,336,285)	(5,224,155)
Income Tax (Benefit)	(1,083,600)	(1,770,100)

Net Loss	$(2,252,685)	$(3,454,055)

Earnings Per Share
Basic	$(0.52)	$(4.30)
Diluted	$(0.52)	$(3.44)
Weighted Average Common Shares
Basic	4,339,649	804,100
Diluted	4,365,932	1,003,963

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

December 31, 2005 and 2004

	Common Stock		Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance, January 1, 2004	10,000	$100,000	$(425,320)	$(325,320)
300 for 1 stock split (July 2005 and 2004)	2,990,000	-0-	-0-	-0-
3.730879244 for 1 reverse stock split (February 7, 2005)	(2,195,000)	-0-	-0-	-0-
Net Income (Loss)			(3,454,055)	$(3,454,055)

Balance, December 31, 2004	804,100	$100,000	$(3,908,845)	$(3,808,845)

	Common Stock		Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance, January 1, 2005	3,000,000	$100,000	$(3,908,845)	$(3,808,846)
3.730879244 for 1 reverse stock split (February 7, 2005)	(2,195,900)	-0-	-0-	-0-
Stock Issued in Initial Public Offering (February 15, 2005)	2,500,000	12,964,564	-0-	12,964,564
Conversion of Subordinated Debt to Equity	1,195,900	7,175,401	-0-	7,175,401
Additional Stock Issued to Underwriter	375,000	2,092,500	-0-	2,092,500
Net Income (Loss)	—	—	(2,252,685)	(2, 252,685)

Balance, December 31, 2005	4,875,000	$22,332,465	$(6,161,530)	$(16,170,935)

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

STATEMENT OF CASH FLOWS

December 31, 2005 and 2004

	2005	2004
Cash Flows From Operating Activities:
Net Income (Loss)	$(2,252,685)	$(3,454,055)
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation & Amortization	448,740	360,595
Unrealized Loss on Cost in Excess of Billing	168,582	1,565,000
Interest Expense	-0-	1,075,456
Bad Debt Expense	44,709	-0-
Loss on Disposal of Assets	4,833	-0-
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(137,047)	(1,584,181)
(Increase) Decrease in Inventory	(932,920)	(324,449)
(Increase) Decrease in Cost and Estimated Earnings in Excess of Billings	(533,752)	1,841,744
(Increase) Decrease in Prepaid Expenses	445,930	(386,147)
(Increase) Decrease in Security Deposits	(4,300)	-0-
(Increase) Decrease in Deferred Tax Asset	(1,093,600)	(1,778,100)
Increase (Decrease) in Accounts Payable	(170,146)	327,139
Increase (Decrease) in Billings in Excess of Cost	(185,488)	185,488
Increase (Decrease) in Deferred Tax Liability	10,000	8,000
Increase (Decrease) in Deferred Revenue	(17,968)	17,968
Increase (Decrease) in Accrued Expense	(137,838)	153,010

Net Cash Used For Operating Activities	(4,342,950)	(1,992,532)

Cash Flows From Investing Activities:
Proceeds from Sale of Assets	500	20,865
Purchase of Property and Equipment	(1,522,706)	(127,218)
Investment in Software	(134,444)	-0-
Investment in Patents	(32,684)	(122,017)

Net Cash Used For Investing Activities	(1,689,334)	(228,370)

Cash Flows From Financing Activities:
Borrowing on Revolving Credit Facility	1,020,750	13,586,000
Repayment on Revolving Credit Facility	(7,981,120)	(11,359,000)
Payment for Loan Fees	(45,954)	-0-
Proceeds from Issuance of Stock	17,250,000	-0-
Payment for Expenses Related to Initial Public Offering	(2,192,936)	-0-

Net Cash Provided By Financing Activities	8,050,740	2,227,000

Net Increase in Cash	2,018,456	6,098
Cash - Beginning of Period	6,448	350

Cash - End of Period	$2,024,904	$6,448

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

For the Year Ended December 31, 2005 and 2004

Note A. Nature of Operations and Summary of Significant Accounting Policies

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

1.	Nature of Operations - Veri-Tek International Corp. designs and manufactures testing and assembly equipment used primarily in the manufacture of driveline components in the automotive and heavy equipment industries. In addition, the Company has utilized this technology to provide testing services to original equipment manufacturers and tier 1 suppliers in order to verify the manufacturing process. The Company is in the process of entering the drive-train manufacturing industry utilizing its proprietary technology and processes.

2.	Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all short-term securities purchased with maturity dates of three months or less to be cash equivalents.

3.	Marketable Securities – The Company has investments in corporate debt instruments that are available for sale to meet working capital needs. These investments are short term and considered cash equivalents. Cost represents estimated fair value at the balance sheet date and there are no gross unrealized gains or losses. Interest earned is included in interest income.

4.	Revenue Recognition – The Company currently has two main businesses – the design and manufacture of assembly and testing equipment (A & T) and testing services. The A & T business recognizes under a proportionate performance method. The testing business recognizes revenue when services are provided. The testing business has not generated material revenue to date.

5.	Accounts Receivable – Trade – The Company has adopted a policy consistent with U.S. GAAP for the periodic review of its accounts receivable to determine whether the establishment of an allowance for doubtful accounts is warranted based on the Company’s assessment of the collectibility of the accounts. The Company established an allowance for bad debt of $23,701 and $-0- at December 31, 2005 and 2004, respectively.

6.	Costs and Earnings in Excess of Billings – Costs and earnings in excess of billings are the result of earned revenue on projects that are not immediately billable to customers due to agreed upon billing arrangements. As of December 31, 2005 and 2004, the Company has established a reserve of $1,733,582 and $1,565,000 respectively, against costs in excess of billings (See Note P) due to doubt as to the ultimate collectibility of certain contracts.

7.	Financial Instruments and Credit Risk Concentrations - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, trade receivables and payables.

The Company maintains its cash balances and marketable securities in a bank in the Detroit, Michigan area. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2005 and 2004, the Company had uninsured balances of $1,924,872 and $-0-, respectively.

As of December 31, 2005 three customers accounted for 80% of accounts receivable. Four customers accounted for 97% of unbilled revenue at December 31, 2005. Five customers accounted for 81% of the revenue for the year ended December 31, 2005.

As of December 31, 2004, three customers accounted for 92% of accounts receivable. Two customers accounted for 82% of unbilled revenue at December 31, 2004. Two customers accounted for 63% of the revenue for the year ended December 31, 2004.

During the years ended December 31, 2005 and December 31, 2004 no one supplier accounted for more than 10% of purchases.

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

For the Year Ended December 31, 2005 and 2004

Note A. Nature of Operations and Summary of Significant Accounting Policies – (Continued)

8.	Inventory – Inventory consists of stock materials and various machines developed for demonstration purposes and are stated at the lower of cost (first in, first out) or market.

9.	Property, Equipment and Depreciation - Property and equipment are stated at cost. Depreciation of property and equipment is provided using accelerated methods used for tax purposes over the following useful lives:

Machinery and Equipment	5 years
Furniture and Fixtures	7 years
Leasehold Improvements	39 years

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense for the years ended December 31, 2005 and 2004 was $124,914 and $66,287, respectively.

10.	Patents – The Company capitalizes certain costs related to patent technology as well as allocating a substantial portion of the purchase price related to the acquisition of substantially all of the assets of JCJ International, Inc. These costs are amortized on a straight-line basis over the estimated useful lives of the assets. Amortization expense for the years ended December 31, 2005 and 2004 was $296,367 and $294,308, respectively.

11.	Research and Development Expenses – The Company expenses research and development expenses as incurred. Amounts payable to third parties under product development agreements are recorded at the earlier of the milestone achievement or when payments become contractually due. For the years ended December 31, 2005 and 2004, $456,447 and $1,571,926 of research and development costs were expensed.

12.	Impairment of Long-Lived Assets - In accordance with SFAS No. 144, the Company reviews its long-lived assets, including property and equipment and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. The Company had no loss on impairment of long-lived assets during the year ended December 31, 2005 and 2004.

13.	Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

14.	Fair Value of Financial Instruments – The Company’s financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, line of credit and long-term debt. The carrying value of these instruments approximates their estimated fair value.

15.	Income Taxes - The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

For the Year Ended December 31, 2005 and 2004

Note A. Nature of Operations and Summary of Significant Accounting Policies – (Continued)

16.	Computation of Earnings Per Share – Basic earnings per share was computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from the conversion of the subordinated debt at $6 per share.

In September 2004, the Emerging Issues Task Force reached a final consensus on Issue N. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share (EITF 04-8). Contingently convertible debt instruments are financial instruments that add a contingent feature to a convertible debt instrument. The conversion feature is triggered when one or more specified contingencies occur and at least one of these contingencies is based on market price. Prior to the issuance of EITF 04-8, SFAS 128 had been widely interpreted to allow the exclusion of common shares underlying contingently convertible debt instruments from the calculation of diluted earnings per share in instances where conversion depends on the achievement of a specified market price of the issuer’s shares. The consensus requires that these underlying common shares be included in the diluted earnings per share computations, if dilutive, regardless of whether the market price contingency or any other contingent factor has been met. The consensus, which is effective for reporting periods ending after December 15, 2004, requires the restatement of diluted earnings per share for all prior periods presented. Veri-Tek had a contingently convertible debt instrument, $7,175,402 subordinated debt which was converted to shares of common stock in February 2005 upon achievement of the initial public offering.

17.	New Accounting Pronouncements – At its September 2004, meeting, the FASB reached a consensus on Emerging Issues Task Force (EITF) Issue No 04-8 (EITF Issue 04-8). “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share”, that contingently convertible debt instruments will be subject to the if-converted method under FASB Statement of Financial Accounting Standards (SFAS) No. 128 (SFAS 128), “Earnings Per Share”, regardless of the contingent features included in the instrument. Under current practice, issuers of contingently convertible debt instruments exclude potential common shares underlying the debt instruments from the calculation of diluted earnings per share until the market price or other contingency is met. The effective date for EITF Issue 04-8 is for reporting period ending after December 15, 2004. Veri-Tek has applied EITF guidance by retroactively restating earnings per share for all applicable periods (see disclosure related to Computation of Earnings Per Share” located elsewhere in this note).

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal to require treatment as a current period charges…”. This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs during the fiscal years beginning after June 15, 2005. Veri-Tek does not believe that the adoption of this statement will have a material impact on its financial condition or results of operations.

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

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

For the Year Ended December 31, 2005 and 2004

Note A. Nature of Operations and Summary of Significant Accounting Policies – (Continued)

In December 2004, the Financial Accounting Standards Board issued two FASB Staff Positions – FSP FAS 109-1 Application of FASB Statement 109 “Accounting for Income Taxes” to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004, and FSB FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

In March 2005, the SEC released Staff Accounting Bulletin No 107, “Share Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment regulations. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of the next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact of SAB 107 will have on our financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its financial position of results of operations or cash flows.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company’s overall results of operation of financial position.

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments. (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125. SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact of SFAS No. 155 will have on its financial statements, if any.

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

For the Year Ended December 31, 2005 and 2004

Note B. Prepaid Expenses

Prepaid expenses consisted of the following at December 31, 2005 and 2004:

	2005	2004
Prepaid Single Business Tax	$16,900	$41,600
Prepaid Health Insurance	34,771	34,181
Prepaid General Insurance	11,222	15,802
Prepaid Property Taxes	26,596	28,056
Prepaid Commission	21,889	4,519
Initial Public Offering Expense	-0-	432,479
Deposit on Software	-0-	24,990
Prepaid Other	24,319	-0-

	$135,697	$581,627

Note C. Inventory

The components of inventory are as follows:

	2005	2004
Raw Materials and Purchased Parts	$118,793	$117,900
Finished Goods and Replacement Parts	1,043,348	638,560

	$1,162,141	$756,460

Note D. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	2005	2004
Machinery and Equipment	$680,545	$51,570
Furniture and Fixtures	21,804	18,628
Leasehold Improvements	42,868	11,997
Assets under Development	1,304,733	-0-
Computer Software & Equipment	222,661	155,001

	2,272,611	237,196
Less: Accumulated Depreciation	187,897	72,178

Net Property and Equipment	$2,084,714	$165,018

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

For the Year Ended December 31, 2005 and 2004

Note E. Patents

On November 1, 2003 the Company implemented Statement of Financial Accounting Standard (SFAS) Statement No 142, “Goodwill and Other Intangible Assets”, which requires that intangible assets be amortized over their estimated useful lives. Patents acquired in the acquisition of substantially all the assets of JCJ International, Inc. (See Note L) are amortized on a straight-line basis over 16.3 years, their estimated remaining lives at November 1, 2003. New patents are amortized over 17 years. Patents are reviewed for impairment in accordance with Statement 121.

Estimated amortization expense for the next five years is as follows:

2006	$297,533
2007	$297,533
2008	$297,533
2009	$297,533
2010	$297,533

Note F. Revolving Credit Facility

The Company maintains a secured bank revolving credit facility in a total amount of $8,000,000. Advances on the line of credit are limited to the sum 80% of eligible accounts receivable and 80% of eligible inventory. Each of the advances under the note bears interest at the Eurodollar based rate or prime rate as selected by the Company.

Eurodollar-based advances must be at least $500,000 and outstanding for a period of two, three or six months, determined at the time of advance request. The interest rate on eurodollar-based advances is equal to 2 1/4% plus the per annum interest rate offered on deposits to prime banks in the eurodollar market divided by 100% minus the maximum rate at which the Bank is required to maintain reserves. At December 31, 2005, the Company had $-0- outstanding under the Eurodollar-based loan.

The interest rate on the prime rate advances is the greater of prime or 1% plus the average overnight rate. Prime rate advances can be any amount and repaid at the average overnight rate. Prime rate advances can be any amount and repaid at any time. The Company had $-0- outstanding under the prime rate-based loan.

Note G. Subordinated Debt

The note payable to a shareholder with interest at 20% per annum required quarterly interest only payments of 8% with the remaining 12% added to principal when due. The principal balance and all outstanding interest was originally due in full August 1, 2008. This note was subordinate to the bank revolving credit facility. In April 2004, the note was modified to accrue all interest and add it to principal. In October 2004, the rate was modified to include a conversion option to convert the total amount due, including interest, upon the Company’s completion of it’s initial public offering. In February 2005, the Company issued 1,195,900 shares of common stock as settlement of $7,175,401 of debt, including interest of $1,275,401.

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

For the Year Ended December 31, 2005 and 2004

Note H. Income Taxes

The Company has incurred a net operating loss for federal tax purposes of $3,150,608 and $3,597,347 for the years ended December 31, 2005 and 2004, respectively, which it has elected to carryforward, therefore the Company has not recorded any current tax accrual. The Company has total net operating losses that expire as follows:

2023	$689,580
2024	3,597,347
2025	3,150,608

$7,437,535

The provision for income taxes consists of the following components:

	2005	2004
Current Due	$-0-	$-0-
Deferred	(1,083,600)	(1,770,100)

Net Tax Expense (Benefit)	$(1,083,600)	$(1,770,100)

Differences between income taxes calculated using the federal statutory income tax rate of 34% and the provision for income taxes were as follows:

	2005	2004
Income (Loss) Before Income Taxes	$(3,336,284)	$(5,224,155)

Statutory Federal Income Tax	(1,134,337)	$(1,776,212)
Non-Deductible Meals and Entertainment	19,735	5,566
Miscellaneous Book/Tax Differences	31,002	546

Total	$(1,083,600)	$(1,770,100)

Deferred taxes are detailed as follows:

	2005	2004
Deferred Income Tax Liability
Depreciation and Amortization	$20,100	$10,100

Net Deferred Income Tax Liability	20,100	10,100

Deferred Income Tax Assets
Capitalized 263a Costs	(11,975)	23,000
Reserve on Cost in Excess of Billings	589,418	532,100
Net Operating Loss	2,528,757	1,457,500

Net Deferred Income Tax Asset	3,106,200	2,012,600

Net Deferred Income Tax Benefit	$3,086,100	$2,002,500

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

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

For the Year Ended December 31, 2005 and 2004

Note I. Supplemental Cash Flow Disclosures

Interest received and paid, income taxes paid and non-cash transactions incurred during the years ended December 31, 2005 and 2004 were as follows:

	2005	2004
Interest Received	$155,211	$-0-

Interest Paid	$53,766	$260,594

Income Taxes	$-0-	$-0-

Non-Cash Transactions:
Interest Expense added to Principal Debt	$-0-	$1,075,456
Conversion of Debt to Stock	$7,175,401	$-0-
Capitalization of Machines from Inventory	$527,239	$-0-

Note J. Operating Leases

The Company leases its facility under an operating lease with an entity under common ownership. Monthly payments under the lease are $21,815. The lease expires September 1, 2007. Total rent expense related to this lease was $261,780 and $ 261,780 for the years ended December 31, 2005 and 2004, respectively.

The Company leases certain equipment under an operating lease with an entity under common ownership. Monthly payments under the lease are $4,663. The lease expired May 31, 2005. Total rent expense related to this lease was $23,315 and $55,962 for the years ended December 31, 2005 and 2004, respectively.

The Company leases a vehicle with monthly payments of $422 per month, expiring in May 2006. Total rent expense under all equipment and vehicle leases was $ 37,901 and $81,344 for the years ended December 31, 2005 and 2004, respectively.

Future Minimum Lease Payments are:

2006	$284,043
2007	186,497
2008	10,979
2009	-0-
2010	-0-

$481,519

Note K. Related Party Transactions

As mentioned in Note J, the Company leases its facility and certain equipment from an entity owned by a shareholder. Rent paid under these leases totaled $285,101 and $317,742 for each of the years ended December 31, 2005 and 2004, respectively.

As mentioned in Note G, the Company had a note payable to a shareholder. This note was converted to stock in February 2005. No interest was paid for the years ended December 31, 2005 and 2004. The principal balance was increased by $1,275,402, the amount of accrued and unpaid interest due.

At December 31, 2004, the Company had a receivable from a shareholder of $3,761. The receivable was paid in full in 2005.

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

For the Year Ended December 31, 2005 and 2004

Note L. Acquisition of Assets

On October 31, 2003, the Company acquired substantially all of the assets of JCJ International, Inc fka Veri-Tek International Corporation for $6 million in cash plus the assumption of $4,935,601 of liabilities. The Company obtained the financing for the purchase from an entity related by common ownership (See Note G). The acquisition was accounted for as a purchase and the assets and liabilities were recorded at their estimated fair value as follows:

Fair value of the opening balance sheet at November 1, 2003

Assets:
Current Assets	$6,067,854
Intangible Assets	4,695,486
Property, Plant and Equipment	128,630
Other Assets	43,631

Total Assets	$10,935,601

Liabilities:
Current Liabilities	$4,935,601
Long-term Debt	5,900,000
Other Liabilities	-0-

Total Liabilities	$10,835,601

Note M. 401K Profit Sharing Plan

The Company sponsors a 401K profit sharing plan that covers all employees of the Company. The plan allows eligible employees to withhold amounts from their pay on a pre-tax basis and invest in self directed investment accounts. The Company has no obligation to make any contributions to the plan, however, they currently match employee contributions up to a maximum of $2,000 per employee.

Note N. Stock Split

On July 1, 2004 the Board of Directors authorized a 300 to 1 stock split to be implemented by stock dividend of 299 shares for each share outstanding to shareholders of record July 21, 2004 payable on July 21, 2004.

On February 7, 2005, the Board of Directors authorized a 1 for 3.730879244 reverse stock split to shareholders of record on February 7, 2005 effective on February 7, 2005.

Note O. Initial Public Offering

On February 14, 2005, the Company offered 2,500,000 shares of common stock at $6.00 per share in its initial public offering. All shares were purchased and the Company received $13,950,000, net of fees of $1,050,000, on February 18, 2005.

On March 2, 2005, the underwriter exercised its option to purchase an additional 375,000 shares at $6.00 per share. The Company received $2,092,500, net of fees of $157,000, on March 2, 2005.

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

For the Year Ended December 31, 2005 and 2004

Note P. Unrealized Loss on Cost in Excess of Billing and Restatement of Financial Statements

During the year ended December 31, 2005, the Company recorded reserves totaling $168,582 against cost in excess of billings related to two contracts for two different customers. The customers have raised questions regarding the capabilities of the specialty equipment being constructed for them. The reserves reduce the carrying value of the contracts to the estimated net realizable value of the contracts.

During the year ended December 31, 2004, a customer delayed delivery on a piece of equipment currently under contract and substantially completed. The customer’s failure to take delivery has raised doubt to the realization of amounts to be billed under the contract. Therefore, management has recorded a reserve of $1,565,000, net of recoverable value of the equipment, against cost in excess in billings.

See accompanying accountants’ audit report.

SUPPLEMENTAL INFORMATION

VERI-TEK INTERNATIONAL CORP.

SCHEDULE OF MANUFACTURING EXPENSES

For the Year Ended December 31, 2005 and 2004

	2005	2004
401(k) Employer Contribution	$52,766	$56,616
Perishable Tools and Supplies	86,167	68,761
Shipping	103,894	49,967
Depreciation and Amortization	341,095	316,283
Insurance Workers’ Compensation	28,506	20,985
Materials - Indirect	96,504	-0-
Rent Expense – Building	191,722	174,522
Rent Expense – Machinery and Equipment	28,307	55,956
Repairs and Maintenance	27,431	30,187
Taxes – Property	38,937	41,538
Travel Expenses	-0-	21,838
Utilities	27,138	47,798

Manufacturing Expenses	$1,022,467	$884,451

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

SCHEDULE OF GENERAL AND ADMINISTRATIVE EXPENSES

For the Year Ended December 31, 2005 and 2004

	2005	2004
Administrative Wages	$1,435,590	$1,074,953
Advertising and Promotion	66,130	-0-
Amortization	22,977	-0-
Automobile Expense	117,897	63,143
Bad Debt Expense	44,709	7,649
Bank Fees	12,322	23,821
Board of Directors	30,000	-0-
Commissions	74,464	319,571
Computer Supplies	26,906	18,817
Contributions	-0-	3,320
Depreciation	84,668	44,312
Dues and Subscriptions	22,435	9,127
Education	1,269	1269
401(k) Employer Contribution	21,076	11,311
Insurance – General	63,341	48,951
Insurance – Employees Health	125,381	101,696
Insurance – Workers’ Compensation	3,167	2,332
Meals and Entertainment	72,671	32,742
Miscellaneous	1,906	4,301
Moving Expense	25,221	-0-
Office Supplies	38,994	28,730
Outside Services	590	7,287
Postage	1,461	1,571
Professional Fees	136,302	72,125
Recruiting Expense	46,747	-0-
Rent Expense	87,264	87,264
Repairs and Maintenance	2,930	4,936
Stock Transfer Fees	11,274	-0-
Taxes – Payroll	96,919	74,625
Taxes – Property	12,978	13,846
Taxes- Single Business	22,401	-0-
Telephone	66,795	33,164
Travel Expense	248,859	130,401
Unrealized Loss on Cost in Excess of Billings	168,582	1,565,000
Utilities	18,175	750

Total Selling, General and Administrative Expenses	$3,212,401	$3,785,745

See accompanying accountants’ audit report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Our principal executive officer, Donald F. Brown, and our principal accounting and financial officer, Patrick T. Flynn, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”), and concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information we are required to disclose in our filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act are accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the period covered by this report and that have affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information in response to this item is hereby incorporated by reference to the information to be presented in the 2006 Proxy Statement to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2005.

ITEM 11. EXECUTIVE COMPENSATION.

The information in response to this item is hereby incorporated by reference to the information to be presented in the 2006 Proxy Statement to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information in response to this item is hereby incorporated by reference to the information to be presented in the 2006 Proxy Statement to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information in response to this item is hereby incorporated by reference to the information to be presented in the 2006 Proxy Statement to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information in response to this item is hereby incorporated by reference to the information to be presented in the 2006 Proxy Statement to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2005.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this Report:

(1)	Financial Statements

See Index to Financial Statements on page 30.

(2)	Supplemental Schedules

None.

All schedules have been omitted because the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Exhibit
2.1	Asset Purchase Agreement by and among Quantum-Veritek, Inc., Veri-Tek International, Corp. and James Juranitch, dated October 15, 2003 (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed on September 3, 2004 (Registration No. 333-11830)).

3.1	Articles of Incorporation of Veri-Tek International, Corp., as amended (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on September 3, 2004 (Registration No. 333-11830)).

3.2	Amended and Restated Bylaws of Veri-Tek International, Corp. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on September 3, 2004 (Registration No. 333-11830)).

4.1	Specimen Common Stock certificate of Veri-Tek International, Corp. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (Amendment No. 4) filed on December 15, 2004 (Registration No. 333-11830)).

4.2	2004 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed on September 3, 2004 (Registration No. 333-11830)).

10.1	Assignment and Assumption of Lease among Veri-Tek International, Corp., Quantum-Veritek, Inc. and Pontiac Trail, LLC dated October 31, 2003 (Lease Agreement attached as Exhibit A thereto) (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (Amendment No. 1) filed on November 12, 2004 (Registration No. 333-11830)).

10.2	Assignment and Assumption of Equipment Lease among Veri-Tek International, Corp., Quantum-Veritek, Inc. and Pontiac Trail, LLC dated October 31, 2003 (Equipment Lease attached as Exhibit A thereto) (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (Amendment No. 1) filed on November 12, 2004 (Registration No. 333-11830)).

10.3	Employment Agreement between Quantum-Veritek, Inc. and James Juranitch dated October 31, 2003, as amended by Amendment No. 1 thereto dated October 10, 2004 (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (Amendment No. 2) filed on December 1, 2004 (Registration No. 333-11830)).

10.4	Promissory Note of Veri-Tek International Corp., in of favor Comerica Bank dated October 28, 2004 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (Amendment No. 1) filed on November 12, 2004 (Registration No. 333-11830)).

10.5	Loan Agreement by and between Comerica Bank and Veri-Tek International, Corp. dated November 19, 2004 (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (Amendment No. 2) filed on December 1, 2004 (Registration No. 333-11830)).

10.6	Settlement Agreement and Complete and Permanent Release, between David V. Harper and Veri-Tek International, Corp. dated November 2, 2005 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on November 5, 2005).

10.7	Settlement Agreement and Complete and Permanent Release, between Todd Antenucci and Veri-Tek International, Corp. dated March 10, 2006 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on March 14, 2006).

23.1	Consent of Freedman & Goldberg CPAs, P.C.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

(c) Financial Statement Schedules

All information for which provision is made in the applicable accounting regulations of the SEC is either included in the financial statements, is not required under the related instructions or is inapplicable, and therefore has been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2006

VERI-TEK INTERNATIONAL, CORP.

By:	/s/ PATRICK T. FLYNN	By:	/s/ DONALD F. BROWN
	Patrick T. Flynn, Vice President, Finance		Donald F. Brown, President and Chief Operating Officer
	(Principal Financial and Accounting Officer)		(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints DONALD F. BROWN and PATRICK T. FLYNN, his or her attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ DONALD F. BROWN	March 31, 2006
Donald F. Brown,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JOSEPH B. DAVIES	March 31, 2006
Joseph B. Davies, Director

/s/ ROBERT GIGLIOTTI	March 31, 2006
Robert Gigliotti, Director

/s/ DIANA ROGGENBAUER	March 31, 2006
Diana Roggenbauer, Director