Form 10-Q
period 2006-03-31
Veri-Tek International, Corp.
filed 2006-05-15
CIK 1302028

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer ☐             an accelerated filer ☐              or a non-accelerated filer ☒

The number of shares of the registrant’s common stock, no par value, outstanding as of April 30, 2006 was 4,875,000.

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

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

VERI-TEK INTERNATIONAL, CORP.

BALANCE SHEETS

(in thousands)

	March 31, 2006 (Unaudited)	December 31, 2005
ASSETS
Current Assets
Cash and Cash Equivalents	$890	$2,025
Accounts Receivable - Trade	673	1,837
Accounts Receivable - Other	—	2
Cost and Estimated Earnings in Excess of Billings, net	3,574	2,461
Inventory at Cost	1,363	1,162
Prepaid Expenses	236	136

Total Current Assets	6,736	7,623
Property, Plant and Equipment, net	2,315	2,085
Other Assets
Security Deposits	48	48
Loan Cost, net	17	23
Patents, net	4,138	4,212
Software, net	126	130
Deferred Tax Asset	3,289	3,106

Total Other Assets	7,618	7,519

Total Assets	$16,669	$17,227

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable - Trade	$659	$767
Accrued Expenses	185	269

Total Current Liabilities	844	1,036
Long Term Liabilities
Deferred Tax Liability	24	20

Total Long Term Liabilities	24	20

Total Liabilities	868	1,056
Shareholders’ equity
Common Stock - No Par Value, Authorized 20,000,000 shares, Issued and Outstanding 4,875,000 shares	22,332	22,332
Retained Earnings (Accumulated Deficit)	(6,531)	(6,161)

Shareholders’ Equity	15,801	16,171

Liabilities and Shareholders’ Equity	$16,669	$17,227

The accompanying notes are an integral part of these financial statements.

VERI-TEK INTERNATIONAL, CORP.

STATEMENTS OF INCOME

(Unaudited, in thousands, except for per share amounts)

	Three Months Ended March 31,
	2006	2005
Net Sales	$2,237	$1,059
Cost of Sales	2,227	1,355

Gross Profit	10	(296)
Research and Development Costs	1	192
Selling, General and Administrative Expenses	577	692

Income (Loss) from Operations	(568)	(1,180)
Other Income (Expense)
Interest Income	19	6
Interest Expense	—	(53)

	19	(47)

Income (Loss) Before Income Taxes	(549)	(1,227)
Income Tax Benefit	179	416

Net Income (Loss)	(370)	(811)

Earnings Per Share
Basic	$(0.08)	$(0.30)
Diluted	$(0.08)	$(0.24)
Weighted Average Common Shares
Basic	4,875,000	2,731,818
Diluted	4,875,000	3,343,056

The accompanying notes are an integral part of these financial statements

VERI-TEK INTERNATIONAL, CORP.

STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2006	2005
Cash Flows From Operating Activities:
Net Income (Loss)	$(370)	$(811)
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation and Amortization	146	99
Bad Debt Expense	(4)	—
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	1,170	459
(Increase) Decrease in Cost and Estimated Earnings in Excess of Billings	(1,113)	489
(Increase) Decrease in Inventory	(201)	(13)
(Increase) Decrease in Prepaid Expenses	(100)	(10)
(Increase) Decrease in Deferred Tax Asset	(183)	(418)
Increase (Decrease) in Accounts Payable	(108)	(179)
Increase (Decrease) in Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	—	(169)
Increase (Decrease) in Accrued Expense	(84)	(162)
Increase (Decrease) in Deferred Tax Liability	4	2

Net Cash Used For Operating Activities	(843)	(713)
Cash Flows From Investing Activities
Purchase of Marketable Securities	—	(6,000)
Purchase of Property and Equipment	(290)	(82)
Investment in Software	(2)	—
Investment in Patents	—	(35)

Net Cash Used For Investing Activities	(292)	(6,117)
Cash Flows Used In Financing Activities
Proceeds on Revolving Credit Facility	—	1,021
Payments on Revolving Credit Facility	—	(7,981)
Payment for Loan Fees	—	(46)
Proceeds from Issuance of Stock	—	16,042
Payment for Expenses Relating to Initial Public Offering	—	(533)

Net Cash Provided By Financing Activities	—	8,503
Net Increase (Decrease) in Cash	(1,135)	1,673
Cash - Beginning of Period	2,025	6

Cash - End of Period	$890	$1,679

The accompanying notes are an integral part of these financial statements

VERI-TEK INTERNATIONAL, CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note A – Nature of Operations and Summary of Significant Accounting Policies

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

Revenue Recognition

The Company has two main businesses – the design and manufacture of assembly and testing equipment (A & T) and the testing and manufacturing of drive-line products (T & M). The A & T business recognizes revenue under a proportions performance method. The T & M business recognizes revenue when products are shipped or services are rendered. The testing business has not generated material revenue to date.

Accounts Receivable – Trade

The Company has adopted a policy consistent with U.S. GAAP for the periodic review of its accounts receivable to determine whether the establishment of an allowance for doubtful accounts is warranted based on the Company’s assessment of the collectibility of the accounts. The Company established an allowance for bad debts of $19 at March 31, 2006 and 2005.

Costs and Earnings in Excess of Billings

Costs and earnings in excess of billings are the result of earned revenue on projects that are not immediately billable to customers due to agreed upon billing arrangements. As of March 31, 2006 and 2005, the Company has established a reserve of $1,734 and $1,595, respectively, against costs in excess of billings – See Note M.

Note A – Nature of Operations and Summary of Significant Accounting Policies (Continued)

Financial Instruments and Credit Risk Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables and payables. As of March 31, 2006, three customers accounted for 75% of accounts receivable. Three customers accounted for 100% of unbilled revenue at March 31, 2006. One customer accounted for 68% of the revenue for the three months ended March 31, 2006.

As of December 31, 2005, three customers accounted for 80% of accounts receivable. Two customers accounted for 82% of unbilled revenue at March 31, 2005. Two customers accounted for 83% of the revenue for the three months ended March 31, 2005.

Two suppliers accounted for 27% of accounts payable as of March 31, 2006. During the period ended March 31, 2006, the Company purchased 11% of materials from one supplier.

During the period ended March 31, 2005, the Company purchased 13% of materials from one supplier. One supplier accounted for 28% of accounts payable as of March 31, 2005.

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

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense for the three months ended March 31, 2006 and 2005 was $59 and $19, respectively.

Patents

The Company capitalizes certain costs related to patent technology as well as allocating a substantial portion of the purchase price related to the acquisition of substantially all of the assets of JCJ International, Inc. These costs are amortized on a straight-line basis over the estimated useful lives of the assets. Amortization expense for the three months ended March 31, 2006 and 2005 was $74 and $74, respectively.

Research and Development Expenses

The Company expenses research and development expenses as incurred. Amounts payable to third parties under product development agreements are recorded at the earlier of the milestone achievement or when payments become contractually due. For the three months ended March 31, 2006 and 2005, $1 and $192, respectively, of research and development costs were expensed.

Note A – Nature of Operations and Summary of Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets

In accordance with SFAS No. 121, the Company reviews its long-lived assets, including property and equipment, goodwill and other identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. The Company had no loss on impairment of long-lived assets during the three months ended March 31, 2006 and 2005.

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

In September 2004, the Emerging Issues Task Force reached a final consensus on Issue N. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share (EITF 04-8). Contingently convertible debt instruments are financial instruments that add a contingent feature to a convertible debt instrument. The conversion feature is triggered when one or more specified contingencies occur and at least one of these contingencies is based on market price. Prior to the issuance of EITF 04-8, SFAS 128 had been widely interpreted to allow the exclusion of common shares underlying contingently convertible debt instruments from the calculation of diluted earnings per share in instances where conversion depends on the achievement of a specified market price of the issuer’s shares. The consensus requires that these underlying common shares be included in the diluted earnings per share computations, if dilutive, regardless of whether the market price contingency or any other contingent factor has been met. The consensus, which is effective for reporting periods ending after December 15, 2004, requires the restatement of diluted earnings per share for all prior periods presented. Veri-Tek had a contingently convertible debt instrument, the $7,125 subordinated debt which was converted to shares of common stock in February 2005 upon the achievement of the Company’s initial public offering.

Note A – Nature of Operations and Summary of Significant Accounting Policies (Continued)

New Accounting Pronouncements

At its September 2004 meeting, the FASB reached a consensus on Emerging Issues Task Force (EITF) Issue No. 04-8 (EITF Issue 04-8). “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share”, that contingently convertible debt instruments will be subject to the if-converted method under FASB Statement of Financial Accounting Standards (SFAS) No. 128 (SFAS 128), “Earnings Per Share”, regardless of the contingent features included in the instrument. Under current practice, issuers of contingently convertible debt instruments exclude potential common shares underlying the debt instruments from the calculation of diluted earnings per share until the market price or other contingency is met. The effective date for EITF Issue 04-8 is for reporting period ending after December 15, 2004. Veri-Tek has applied EITF guidance by retroactively restating earnings per share for all applicable periods (see disclosure related to Computation of Earnings Per Share” located elsewhere in this note).

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

In December 2004, the Financial Accounting Standards Board issues two FASB Staff Positions – FSP FAS 109-1 Application of FASB Statement 109 “Accounting for Income Taxes” to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004, and FSB FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

In March 2005, the SEC released Staff Accounting Bulletin No 107, “Share Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of the next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our financial statements.

Note A – Nature of Operations and Summary of Significant Accounting Policies (Continued)

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

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 5, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e. derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125. SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact SFAS No. 155 will have on its financial statements, if any.

Note B – Inventory

The components of inventory at March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006	December 31, 2005
Raw Materials and Purchased Parts	$96	$119
Finished Goods and Replacement Parts	1,267	1,043

	$1,363	$1,162

Note C – Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31, 2006	December 31, 2005
Machinery and Equipment	$683	$680
Furniture and Fixtures	22	22
Leasehold Improvements	43	43
Assets Under Development	1,588	1,305
Computer Software and Equipment	226	223

	2,562	2,273
Less: Accumulated Depreciation	247	188

Net Property and Equipment	$2,315	$2,085

Note D – Revolving Credit Facility

As a result of our successful initial public offering in February 2005, our outstanding balance on our revolving credit facility was reduced to zero and the credit facility was terminated. We have since negotiated a new credit facility with our lender under what we believe to be more favorable terms as compared to our previous facility. The new facility is a two year, $8.0 million revolving credit facility secured by substantially all of the Company’s assets. The facility expires on February 28, 2007. The facility contains customary limitations including, but not limited to, acquisitions, dividends and capital expenditures. The interest rate is variable and advances can bear interest at the Eurodollar based rate or the prime based rate. As of March 31, 2006 the facility had a zero balance.

Note E – Subordinated Debt

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

Note F – Income Taxes

The Company has incurred a net operating loss for federal tax purposes of $514 and $1,243 for the three months ended March 31, 2006 and 2005, respectively, which it has elected to carryforward, therefore the Company has not recorded any current tax accrual. The Company has total net operating losses that expire as follows:

December 31, 2023	$689
December 31, 2024	3,597
December 31, 2025	3,151
March 31, 2026	514

$7,951

Note F – Income Taxes (Continued)

The provision for income taxes consists of the following components:

	2006	2005
Current	$—	$—
Deferred	(179)	(416)

	$(179)	$(416)

Differences between income taxes calculated using the federal statutory income tax rate of 34% and the provision for income taxes were as follows:

	2006	2005
Income (Loss) Before Income Taxes	$549	$(1,227)

Statutory Federal Income Tax	$(187)	$(418)
Non-Deductible Meals and Entertainment	20	2
Miscellaneous Book/Tax Differences	(12)	—

	$(179)	$(416)

Deferred taxes are detailed as follows:

	2006	2005
Deferred Income Tax Liability
Depreciation and Amortization	$24	$20

Net Deferred Income Tax Liability	24	20
Deferred Income Tax Assets
Inventory Capitalization	(4)	(12)
Allowance on Cost in Excess of Billings	589	589
Net Operating Loss	2,704	2,529

Net Deferred Income Tax Asset	3,289	3,106

Net Deferred Income Tax Benefit	$3,265	$3,086

Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the futures based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Realization of the Company’s deferred tax assets is dependent on generating sufficient taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized.

Note G – Supplemental Cash Flow Disclosures

Interest received and paid, income taxes paid and non-cash transactions incurred during the three months ended March 31, 2006 and 2005 was as follows:

	2006	2005
Interest Received	$19	$6

Interest Paid	$—	$60

Income Taxes	$—	$—

Non-Cash Transactions:
Interest Expense added to Principal Debt	$—	$—
Conversion of Debt to Stock	—	7,175

Note H – Operating Leases

The Company leases its facility under an operating lease with an entity owned by a shareholder. Monthly payments under the lease are $22. The lease expires September 1, 2007. Total rent expense related to this lease was $65 for each of the three month periods ended March 31, 2006 and 2005.

The Company leased certain equipment under an operating lease with an entity under common ownership. Monthly payments under the lease are $5. The lease expired May 1, 2005. Total rent expense related to this lease was $14 for each of the three months ended March 31, 2006 and 2005.

The Company leases various vehicles with monthly payments ranging from $0.4-$0.7 per month, expiring at various times through 2006. Total rent expense related to these leases was $1 and $3 for the three months ended March 31, 2006 and 2005, respectively.

Future Minimum Lease Payments are:

March 31, 2007	$274
March 31, 2008	121
March 31, 2009	9
March 31, 2010	—
March 31, 2011	—

$404

Note I – Related Party Transactions

As mentioned in Note H, the Company leases its facility and certain equipment from an entity owned by a shareholder. Rent paid under these leases totaled $65 and $79 for the three months ended March 31, 2006 and 2005, respectively.

As mentioned in Note E, the Company had a note payable to shareholder. This note was converted to stock in February 2005. No interest was paid for the three months ended March 31, 2006 and 2005.

Note J – 401K Profit Sharing Plan

The Company sponsors a 401K profit sharing plan that covers all employees of the Company. The plan allows eligible employees to withhold amounts from their pay on a pre-tax basis and invest in self directed investment accounts. The Company has no obligation to make any contributions to the plan, however, they currently match employee contributions up to a maximum of $2 per employee. Contributions to the plan for the three months ended March 31, 2006 and 2005 was $47 and $47, respectively.

Note K – Stock Split

On February 7, 2005, the Board of Directors authorized a 1 for 3.730879244 reverse stock split to shareholders of record on February 7, 2005 effective on February 7, 2005. The share and per share information have been restated as of January 1, 2005 to reflect the reverse stock split in accordance with GAAP.

Note L – Initial Public Offering

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

Note M – Unrealized Loss on Cost in Excess of Billing

During the year ended December 31, 2005, the Company recorded reserves totaling $169 against cost in excess of billings related to two contracts for two different customers. The customers have raised questions regarding the capabilities of the specialty equipment being constructed for them. The reserves reduce the carrying value of the contract to the estimated net realizable value of the contracts.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Historically, our business has focused on designing, developing and building specialty equipment for the automotive and heavy equipment industries. In October 2003, our predecessor Company was purchased by Veri-Tek International Corp., formerly known as Quantum-Veritek, Inc., an affiliate of Quantum Value Partners, LP, pursuant to an asset purchase agreement. As a result of this transaction, we intend to implement a new growth strategy of expanding our testing services and lunching manufacturing operations. While we will continue to sell specialty equipment, we intend to build on our experience in designing and building this equipment and our patented technology to provide axle testing services to automotive manufacturers. We also intend to become a manufacturer of precision driveshafts using a new manufacturing process that we have developed implementing our patented True Vehicle Running Center Shaft Assembly System (“TVRC”). Sales of our assembly and testing equipment presently comprise most of our revenues. We have not derived material revenues to date from providing axle testing service or manufacturing precision driveshafts.

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

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenue. Our revenue increased by $1.1 million, or 111.2%, to $2.2 million for the period ended March 31, 2006 from $1.1 million for the same period in 2005. This increase was primarily the result of increased orders for our specialty equipment as well as the timing of revenue recognition. We recognize revenue based on the percentage of completion method for our specialty equipment, therefore, revenue is not recognized on an even basis. Our main sources of revenue for the period ended March 31, 2006 were driveshaft equipment, diesel engine test equipment, and NVH equipment.

Cost of Sales. Our cost of sales increased by $0.8 million, or 64.4%, to $2.2 million for the period ended March 31, 2006 from $1.4 million for the comparable period in 2005. This increase in cost of sales was primarily attributable to greater production of our specialty equipment. As a percentage of revenue, cost of sales decreased to 99.6% in 2006 from 128.0% in 2005. Our reduction in cost of sales as a percent of revenue was a result of lower material costs and improved engineering.

Gross Margin (Loss). Our gross margin increased $0.3 million, or 103.4%, to a break-even amount for the 2006 period from a $0.3 million loss for 2005. As a percentage of sales, gross margin increased to 0.4% in 2006 from (28.0%) in 2005.

Research and Development Expenses. Our research and development expenses declined $0.2 million to $0 for the period ended March 31, 2006 as compared to $0.2 million in the comparable 2005 period. We focused our engineering efforts on margin improvement.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased $0.1 million, or 16.6%, to $0.6 million for the period ended March 31, 2006 from $0.7 million for the 2005 period. This decrease was primarily the result of cost cutting initiatives.

Operating Profit (Loss). As a result of the foregoing factors, operating profit increased $0.6 million to a loss of $0.6 million for the 2006 period from a loss of $1.2 million for 2005.

Interest Expense. Our interest expense decreased $0.1 million to zero for the 2006 period from $0.1 million for the same period in 2005. The decrease in interest expense was due to the paydown of our credit facility to zero and the conversion of our subordinated debt. Both of these actions were the result of our successful initial public offering in the first quarter of 2005.

Income Tax Expense (Benefit). Our income tax benefit was $0.2 million for the period ended March 31, 2006 as compared to a benefit of $0.4 million in the 2005 period due to the smaller operating loss for the 2006 period compared to the same period in 2005.

Net Earnings (Loss). As a result of the foregoing factors, net loss from operations was $0.4 million in the 2006 period as compared to loss of $0.8 million in 2005.

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

We used cash in operations of $0.8 million for the three months ended March 31, 2006. Net cash used by operations was primarily the result of losses from operations and increases in costs and estimated earnings in excess of billings and inventory. This was partially offset by decreases in accounts receivable.

We used cash in investing activities of $0.3 million for three months ended March 31, 2006. For the 2006 period, we used cash in investing activities for the purchase of capital equipment and our investment in software.

No cash was used in nor provided by financing activities for the three months ended March 31, 2006.

Effective March 1, 2005, we entered into a new credit agreement with out lender, Comerica Bank. With the proceeds of our initial public offering, we reduced the balance of our agreement at the time of the offering to zero and terminated the agreement. The new agreement is a two year, $8.0 million revolving credit facility. Our credit facility is secured by substantially all of our assets and provides for the issuance of up to $5.0 million in standby or documentary letters of credit. Our credit facility may be utilized for general corporate purposes, including working capital, and provides us with borrowing options for multi-currency loans. Borrowing options include a Eurocurrency rate, or a base rate. As of the date of this report there are no borrowings on this facility.

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

Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures designed to ensure that information that is required to be disclosed in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company’s management, with the participation of the President and the Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2006 and have concluded that as of March 31, 2006, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company required to be disclosed by the Company in the reports it files with the SEC under the Securities Exchange Act of 1934 would be made known to them by others within the Company, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Controls over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1:	Legal Proceedings

Not applicable.

Item 2:	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 4:	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1	Section 302 Certification by Principal Executive Officer

31.2	Section 302 Certification by Chief Financial Officer

32.1	Section 906 Certification by Principal Executive Officer and the Chief Financial Officer

(b)	The following reports on Form 8-K were filed during the three month period ended March 31, 2006.

(i)	Report on Form 8-K filed on March 14, 2006 concerning the appointment of Donald Brown to President and Chief Operating Officer and the resignations of Todd Antenucci, President and Christopher Morin, Director.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERI-TEK INTERNATIONAL, CORP.

Dated: May 15, 2006	By:	/s/ Kyle R. Stallman
Kyle R. Stallman, Chief Financial Officer Veri-Tek International, Corp.