Form 10-Q
period 2006-06-30
Veri-Tek International, Corp.
filed 2006-08-14
CIK 1302028

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☒    No  ☐

The number of shares of the registrant’s common stock, no par value, outstanding as of July 31, 2006 was 5,109,875.

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

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

VERI-TEK INTERNATIONAL, CORP.

BALANCE SHEETS

(in thousands)

	June 30, 2006 (Unaudited)	December 31, 2005
ASSETS
Current Assets
Cash and Cash Equivalents	$566	$2,025
Accounts Receivable - Trade, net	2,721	1,837
Accounts Receivable - Other	—	2
Costs and Estimated Earnings in Excess of Billings, net	1,584	2,461
Inventory at Cost	1,050	1,162
Prepaid Expenses	200	136

Total Current Assets	6,121	7,623

Property, Plant and Equipment, net	2,276	2,085

Other Assets
Security Deposits	48	48
Loan Costs, net	11	23
Patents, net	4,064	4,212
Software, net	119	130
Deferred Tax Asset	3,518	3,106

Total Other Assets	7,760	7,519

Total Assets	$16,157	$17,227

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable - Trade	$303	$767
Accrued Expenses	280	269
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	160	—

Total Current Liabilities	743	1,036

Long-Term Liabilities
Deferred Tax Liability	27	20

Total Long-Term Liabilities	27	20

Total Liabilities	770	1,056

Shareholders’ Equity
Common Stock - No Par Value, Authorized 20,000,000 shares, Issued and Outstanding 4,875,000 shares	22,332	22,332
Retained Earnings (Accumulated Deficit)	(6,945)	(6,161)

Shareholders’ Equity	15,387	16,171

Total Liabilities and Shareholders’ Equity	$16,157	$17,227

The accompanying notes are an integral part of these financial statements

VERI-TEK INTERNATIONAL, CORP.

STATEMENTS OF INCOME

(Unaudited, in thousands, except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Sales	$1,675	$1,142	$3,912	$2,201

Cost of Sales	1,717	984	3,944	2,339

Gross Profit (Loss)	(42)	158	(32)	(138)

Research and Development Costs	—	171	1	364

Selling, General and Administrative Expenses	610	736	1,187	1,427

Income (Loss) from Operations	(652)	(749)	(1,220)	(1,929)

Other Income (Expense)
Interest Income	12	58	31	64
Interest Expense	—	—	—	(54)

Total Other Income (Expense)	12	58	31	10

Income (Loss) Before Income Taxes	(640)	(691)	(1,189)	(1,919)
Income Tax Benefit	226	218	405	634

Net Income (Loss)	(414)	(473)	(784)	(1,285)

Earnings Per Share
Basic	$(0.08)	$(0.10)	$(0.16)	$(0.34)
Diluted	$(0.08)	$(0.10)	$(0.16)	$(0.31)

Weighted Average Common Shares
Basic	4,875,000	4,875,000	4,875,000	3,809,329
Diluted	4,875,000	4,875,000	4,875,000	4,113,260

The accompanying notes are an integral part of these financial statements

VERI-TEK INTERNATIONAL, CORP.

STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2006	2005
Cash Flows From Operating Activities:
Net Income (Loss)	$(784)	$(1,285)
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation and Amortization	292	204
Bad Debt Expense	(13)	—
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(869)	103
(Increase) Decrease in Costs and Estimated Earnings in Excess of Billings	877	1,560
(Increase) Decrease in Inventory	112	(317)
(Increase) Decrease in Prepaid Expenses	(64)	439
(Increase) Decrease in Deferred Tax Asset	(412)	(639)
Increase (Decrease) in Accounts Payable	(464)	(714)
Increase (Decrease) in Accrued Expenses	11	(340)
Increase (Decrease) in Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	160	398
Increase (Decrease) in Deferred Tax Liability	7	5

Net Cash Used For Operating Activities	(1,147)	(586)

Cash Flows From Investing Activities
Purchase of Property and Equipment	(310)	(373)
Investment in Patents	—	(37)
Investment in Software	(2)	—

Net Cash Used For Investing Activities	(312)	(410)

Cash Flows From Financing Activities
Proceeds from Revolving Credit Facility	—	1,021
Payments on Revolving Credit Facility	—	(7,981)
Payment for Loan Fees	—	(46)
Proceeds from Issuance of Stock	—	16,042
Payment for Expenses Relating to Initial Public Offering	—	(979)

Net Cash Provided By Financing Activities	—	8,057

Net Increase (Decrease) in Cash	(1,459)	7,061

Cash and Cash Equivalents - Beginning of Period	2,025	6

Cash and Cash Equivalents - End of Period	$566	$7,067

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

Revenue Recognition

The Company has two main businesses – the design and manufacture of assembly and testing equipment (A & T) and the testing and manufacturing of drive-line products (T & M). The A & T business recognizes revenue under a proportionate performance method. The T & M business recognizes revenue when products are shipped or services are rendered. The testing business has not generated material revenue to date.

Accounts Receivable – Trade

The Company has adopted a policy consistent with U.S. GAAP for the periodic review of its accounts receivable to determine whether the establishment of an allowance for doubtful accounts is warranted based on the Company’s assessment of the collectibility of the accounts. The Company established an allowance for bad debts of $11 and $24 at June 30, 2006 and December 31, 2005, respectively.

Costs and Earnings in Excess of Billings

Costs and earnings in excess of billings are the result of earned revenue on projects that are not immediately billable to customers due to agreed upon billing arrangements. As of June 30, 2006 and December 31, 2005, the Company has established a reserve of $1,734 against costs in excess of billings. See Note M.

Note A - Nature of Operations and Summary of Significant Accounting Policies (Continued)

Financial Instruments and Credit Risk Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables and payables. As of June 30, 2006, three customers accounted for 88% of accounts receivable. One of these customers individually accounted for 63% of accounts receivable as of June 30, 2006. Two customers accounted for 94% of unbilled revenue at June 30, 2006. One of these customers individually accounted for 54% of unbilled revenue as of June 30, 2006. Three customers accounted for 77% of the revenue for the six months ended June 30, 2006. One of these customers accounted for 50% of the revenue individually during this period.

As of December 31, 2005, three customers accounted for 80% of accounts receivable. One customer accounted for 76% of unbilled revenue at June 30, 2005. A different customer accounted for 51% of the revenue for the six months ended June 30, 2005.

Two suppliers accounted for 23% of accounts payable as of June 30, 2006.

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

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense for the six months ended June 30, 2006 and 2005 was $119 and $44, respectively.

Patents

The Company capitalizes certain costs related to patent technology as well as allocating a substantial portion of the purchase price related to the acquisition of substantially all of the assets of JCJ International, Inc. These costs are amortized on a straight-line basis over the estimated useful lives of the assets. Amortization expense for the six months ended June 30, 2006 and 2005 was $148 and $148, respectively.

Research and Development Expenses

The Company expenses research and development expenses as incurred. Amounts payable to third parties under product development agreements are recorded at the earlier of the milestone achievement or when payments become contractually due. For the six months ended June 30, 2006 and 2005, $1 and $364, respectively, of research and development costs were expensed.

Note A - Nature of Operations and Summary of Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets

In accordance with SFAS No. 121, the Company reviews its long-lived assets, including property and equipment, goodwill and other identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. The Company had no loss on impairment of long-lived assets during the six months ended June 30, 2006 and 2005.

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

New Accounting Pronouncements

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

Note A - Nature of Operations and Summary of Significant Accounting Policies (Continued)

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company adopted FIN 47 during the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its financial position of results of operations or cash flows.

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

Note B - Inventory

The components of inventory at June 30, 2006 and December 31, 2005 are as follows:

	2006	2005
Raw Materials and Purchased Parts	$97	$119
Finished Goods and Replacement Parts	953	1,043

	$1,050	$1,162

Note C – Property, Plant and Equipment

Property, plant and equipment consisted of the following at June 30, 2006 and December 31, 2005:

	2006	2005
Machinery and Equipment	$683	$680
Furniture and Fixtures	22	22
Leasehold Improvements	43	43
Assets Under Development	1,608	1,305
Computer Software and Equipment	227	223

	2,583	2,273
Less: Accumulated Depreciation	307	188

Net Property and Equipment	$2,276	$2,085

Note D – Revolving Credit Facility

As a result of our successful initial public offering in February 2005, our outstanding balance on our revolving credit facility was reduced to zero and the credit facility was terminated. We negotiated a new credit facility with our lender under what we believe to be more favorable terms as compared to our previous facility. The new facility is a two year, $8.0 million revolving credit facility secured by substantially all of the Company’s assets. The facility expires on February 28, 2007. The facility contains customary limitations including, but not limited to, acquisitions, dividends and capital expenditures. The interest rate is variable and advances can bear interest at the Eurodollar based rate or the prime based rate. As of June 30, 2006 the facility had a zero balance. The unused facility was merged into the existing $16.5 million revolving credit facility as part of the acquisition of Manitex. See Note N.

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

Note F – Income Taxes

The Company has incurred a net operating loss for federal tax purposes of $1,196 and $1,891 for the six months ended June 30, 2006 and 2005, respectively, which it has elected to carryforward, therefore the Company has not recorded any current tax accrual. The Company has total net operating losses that expire as follows:

December 31, 2023	$689
December 31, 2024	3,597
December 31, 2025	3,151
June 30, 2026	1,196

$8,633

Note F – Income Taxes (Continued)

The provision for income taxes consists of the following components:

	2006	2005
Current	$—	$—
Deferred	(405)	(634)

	$(405)	$(634)

Differences between income taxes calculated using the federal statutory income tax rate of 34% and the provision for income taxes were as follows:

	2006	2005
Income (Loss) Before Income Taxes	$(1,189)	$(1,919)

Statutory Federal Income Tax	$(404)	$(652)
Non-Deductible Meals and Entertainment	10	4
Miscellaneous Book/Tax Differences	(11)	14

	$(405)	$(634)

Deferred taxes are detailed as follows:

	2006	2005
Deferred Income Tax Liability
Depreciation and Amortization	$27	$20

Net Deferred Income Tax Liability	27	20
Deferred Income Tax Assets
Inventory Capitalization	(6)	(12)
Allowance on Cost in Excess of Billings	589	589
Net Operating Loss	2,935	2,529

Net Deferred Income Tax Asset	3,518	3,106

Net Deferred Income Tax Benefit	$3,491	$3,086

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

Note G – Supplemental Cash Flow Disclosures

Interest received and paid, income taxes paid and non-cash transactions incurred during the six months ended June 30, 2006 and 2005 was as follows:

	2006	2005
Interest Received	$31	$64

Interest Paid	$—	$59

Income Taxes	$—	$—

Non-Cash Transactions:
Conversion of Debt to Stock	$—	$7,175

Note H – Operating Leases

The Company leases its facility under an operating lease with an entity owned by a shareholder. Monthly payments under the lease are $22. The lease expires September 1, 2007. Total rent expense related to this lease was $131 for each of the six month periods ended June 30, 2006 and 2005.

The Company leased certain equipment under an operating lease with an entity under common ownership. Monthly payments under the lease are $5. The lease expired May 1, 2005. Total rent expense related to this lease was $0 and $28, respectively, for the six months ended June 30, 2006 and 2005.

The Company leases other equipment under an operating lease with monthly payments of $1. The lease expires December 21, 2008. Total rent expense related to this lease was $6 and $0, respectively, for the six months ended June 30, 2006 and 2005.

The Company leases various vehicles with monthly payments ranging from $0.4 - $0.7 per month, expiring at various times through 2006. Total rent expense related to these leases was $2 and $7 for the six months ended June 30, 2006 and 2005, respectively.

Future Minimum Lease Payments are:

June 30, 2007	$274
June 30, 2008	77
June 30, 2009	5
June 30, 2010	—
June 30, 2011	—

$356

Note I – Related Party Transactions

As mentioned in Note H, the Company leases its facility and certain equipment from an entity owned by a shareholder. Rent paid under these leases totaled $131 and $159 for the six months ended June 30, 2006 and 2005, respectively.

As mentioned in Note E, the Company had a note payable to shareholder. This note was converted to stock in February 2005. No interest was paid for the six months ended June 30, 2006 and 2005.

Note J - 401K Profit Sharing Plan

The Company sponsors a 401K profit sharing plan that covers all employees of the Company. The plan allows eligible employees to withhold amounts from their pay on a pre-tax basis and invest in self directed investment accounts. The Company has no obligation to make any contributions to the plan, however, they currently match employee contributions up to a maximum of $2 per employee. Contributions to the plan for the six months ended June 30, 2006 and 2005 were $53 and $61, respectively.

Note K - Stock Split

On February 7, 2005, the Board of Directors authorized a 1 for 3.730879244 reverse stock split to shareholders of record on February 7, 2005 effective on February 7, 2005. The share and per share information have been restated as of January 1, 2005 to reflect the reverse stock split in accordance with GAAP.

Note L - Initial Public Offering

On February 14, 2005, the Company offered 2,500,000 shares of common stock at $6.00 per share in its initial public offering. All shares were purchased and the Company received $14.0 million, net of fees of $1.1 million, on February 18, 2005.

On March 2, 2005, the underwriter exercised its option to purchase an additional 375,000 shares at $6.00 per share. The Company received $2.1 million, net of fees of $158, on March 2, 2005.

Note M - Unrealized Loss on Cost in Excess of Billing

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

Note N – Subsequent Event Regarding the Purchase of Manitex, Inc.

Effective July 3, 2006, the Company has closed on the purchase of Manitex, Inc. (“Manitex”) through the acquisition of all of the membership interests of Quantum Value Management, LLC (an entity owned by certain stockholders). Manitex is a leading provider of engineered lift solutions in North America. Manitex, based in Georgetown, Texas, is a leading designer, manufacturer, and marketer of a comprehensive line of boom trucks, sign cranes and trolley boom unloaders. Manitex’s boom trucks and crane products are primarily used for industrial projects and infrastructure development, including roads, bridges and commercial construction, and most recently, energy exploration. For the year ended December 31, 2005, Manitex had revenues of approximately $62 million.

Consideration, which may be subject to post-closing working capital adjustments, aggregated approximately $35 million, and was paid by delivering 234,875 shares of Veri-Tek’s common stock and a promissory note for approximately $1.1 million. The remaining portion of the consideration is composed of Veri-Tek’s assumption of approximately $33 million of Manitex indebtedness. Pursuant to the terms of the purchase agreement, Veri-Tek also entered into an employment agreement with David Langevin, Chief Executive Officer of Manitex, Inc., pursuant to which Mr. Langevin will serve as the Chief Executive Officer of Veri-Tek. Mr. Langevin was also elected as a Director and as Chairman of the Board of Veri-Tek, effective as of the closing of the acquisition.

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

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenue. Our revenue increased by $0.6 million, or 46.7%, to $1.7 million for the three months ended June 30, 2006 from $1.1 million for the same period in 2005. This increase was primarily the result of increased orders for our specialty equipment as well as the timing of revenue recognition. We recognize revenue based on the percentage of completion method for our specialty equipment, therefore, revenue is not recognized on an even basis. Our main sources of revenue for the period ended June 30, 2006 were driveshaft equipment, diesel engine test equipment, and NVH equipment.

Cost of Sales. Our cost of sales increased by $0.7 million, or 74.5%, to $1.7 million for the period ended June 30, 2006 from $1.0 million for the comparable period in 2005. This increase in cost of sales was primarily attributable to higher production of our specialty equipment. As a percentage of revenue, cost of sales increased to 102.5% in 2006 from 86.2% in 2005. This increase in cost of sales as a percentage of revenue was primarily the result of higher materials costs experienced during the three months ended June 30, 2006 versus the same period in 2005.

Gross Margin(loss). Our gross margin decreased $0.2 million to a loss of $0.04 million for the 2006 period from a gain of $0.2 million for 2005. As a percentage of sales, gross margin decreased to -2.5% in 2006 from 13.8% in 2005. The dollar and percentage decrease in gross margin was primarily the result of the impact of higher fixed costs, partially offset by higher revenue volume.

Research and Development Expenses. Our research and development expenses declined $0.2 million to $0 for the period ended June 30, 2006 as compared to $0.2 million in the comparable 2005 period. As a percentage of sales, our research and development expenses decreased to 0% of sales in 2006 from 15.0% in 2005.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased $0.1 million, or 17.1%, to $0.6 million for the period ended June 30, 2006 from $0.7 million for the 2005 period. This decrease was primarily the result of continued cost cutting initiatives.

Operating Profit (Loss). As a result of the foregoing factors, operating profit increased $0.1 million to a loss of $0.65 million for the 2006 period from a loss of $0.75 million for 2005.

Interest Income. Interest income decreased $0.05 million to $0.01 million for the 2006 period from $0.06 million for the same period in 2005. This decrease was primarily due lower cash reserves in the 2006 period compared to the same period in 2005.

Income Tax Expense (Benefit). Our income tax benefit was $0.2 million for the period ended June 30, 2006 as compared to a benefit of $0.2 million in the 2005 period.

Net Earnings (Loss). As a result of the foregoing factors, net loss from operations was $0.4 million in the 2006 period as compared to a net loss of $0.5 million in 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenue. Our revenue increased by $1.7 million, or 77.7%, to $3.9 million for the period ended June 30, 2006 from $2.2 million for the same period in 2005. This increase was primarily the result of increased orders for our specialty equipment as well as the timing of revenue recognition. We recognize revenue based on the percentage of completion method for our specialty equipment, therefore, revenue is not recognized on an even basis. Our main sources of revenue for the period ended June 30, 2006 were driveshaft equipment, diesel engine test equipment, and NVH equipment.

Cost of Sales. Our cost of sales increased by $1.6 million, or 68.6%, to $3.9 million for the period ended June 30, 2006 from $2.3 million for the comparable period in 2005. This increase in cost of sales was primarily attributable to higher production of our specialty equipment. As a percentage of revenue, cost of sales decreased to 100.8% in 2006 from 106.3% in 2005. The reduction in cost of sales as a percent of revenue was a result of improved engineering, partially offset by higher materials costs.

Gross Margin(loss). Our gross margin increased $0.1 million to a loss of $0.03 million for the 2006 period from a loss of $0.1 million for 2005. As a percentage of sales, gross margin increased to -0.8% in 2006 from -6.3% in 2005. The dollar and percentage increase in gross margin was primarily the result of the impact of higher revenues and improved engineering.

Research and Development Expenses. Our research and development expenses declined $0.4 million to $0 for the period ended June 30, 2006 as compared to $0.4 million in the comparable 2005 period. As a percentage of sales our research and development expenses decreased to 0% of sales in 2006 from 16.5% in 2005.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased $0.2 million, or 16.8%, to $1.2 million for the period ended June 30, 2006 from $1.4 million for the 2005 period. This decrease was primarily the result of continued cost cutting initiatives.

Operating Profit (Loss). As a result of the foregoing factors, operating profit increased $0.7 million to a loss of $1.2 million for the 2006 period from a loss of $1.9 million for 2005.

Interest Income. Interest income decreased $0.03 million to $0.03 million for the 2006 period from $0.06 million for the same period in 2005. This decrease was primarily due lower cash reserves in the 2006 period compared to the same period in 2005.

Interest Expense. Interest expense decreased $0.05 million to $0 for the 2006 period from $0.05 million for the same period in 2005. The decrease in interest expense was primarily due the paydown of our credit facility to zero and the conversion of our subordinated debt. These actions were the result of our successful initial public offering in the first quarter of 2005.

Income Tax Expense (Benefit). Our income tax benefit was $0.4 million for the period ended June 30, 2006 as compared to a benefit of $0.6 million in the 2005 period.

Net Earnings (Loss). As a result of the foregoing factors, net loss from operations was $0.8 million in the 2006 period as compared to loss of $1.3 million in 2005.

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

We used cash in operations of $1.1 million for the six months ended June 30, 2006. Net cash used by operations was primarily the result of increases in accounts receivable and deferred tax assets, decreases in accounts payable, and losses from operations. This was partially offset by decreases in cost and estimated earnings in excess of billings and inventory as well as increases in billings in excess of costs and estimated earnings.

We used cash in investing activities of $0.3 million for the six months ended June 30, 2006. For the 2006 period, we used cash in investing activities for the purchase of capital equipment.

No cash was used in nor provided by financing activities for the six months ended June 30, 2006.

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

Item 4: Controls and Procedures

Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures designed to ensure that information that is required to be disclosed in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company’s management, with the participation of the President and the Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2006 and have concluded that as of June 30, 2006, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company required to be disclosed by the Company in the reports it files with the SEC under the Securities Exchange Act of 1934 would be made known to them by others within the Company, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Controls over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings

Not applicable.

Item 2:	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 4:	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Section 302 Certification by Principal Executive Officer

31.2	Section 302 Certification by Chief Financial Officer

32.1	Section 906 Certification by Principal Executive Officer and the Chief Financial Officer

(b)	The following reports on Form 8-K were filed during the three month period ended June 30, 2006.

(i)	Report on Form 8-K filed on May 12, 2006 concerning the results of operations and financial statements for the quarter ended March 31, 2006.

(i)	Report on Form 8-K filed on May 19, 2006 concerning the entry into a material definitive agreement to purchase all of the outstanding membership interests of the Company’s Parent, Quantum Value Management, LLC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERI-TEK INTERNATIONAL, CORP.

Dated: August 14, 2006	By:	/s/ Kyle R. Stallman
Kyle R. Stallman,
Principal Financial Officer
Veri-Tek International, Corp.