Form 10-Q
period 2006-09-30
Veri-Tek International, Corp.
filed 2006-11-14
CIK 1302028

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of the registrant’s common stock, no par value, outstanding as of November, 13, 2006 was 5,109,875.

VERI-TEK INTERNATIONAL CORP. AND SUBSIDIARIES

FORM 10-Q INDEX

Veri-Tek International Corp. and Subsidiaries

Condensed Consolidating Balance Sheet

(Dollars in thousands, except for per share amounts)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current Assets
Cash	$36	2,025
Trade Receivables(Net)	12,255	1,837
Receivables from Related Parties	4,842	—
Other Receivables	—	2
Cost and Estimated Earnings in Excess of Billings (Net)	421	2,461
Inventory (Net)	10,032	1,162
Deferred Tax Asset	1,005	—
Prepaid Expenses & Other	562	136

Total Current Assets	29,153	7,623

Total Fixed Assets (Net)	8,134	2,085
Tradename	1,009	—
Deferred Tax Asset	4,271	3,106
Patents & Drawings (Net)	6,180	4,212
Goodwill	24,774	—
Other Assets	—	201

Total Assets	$73,521	$17,227

LIABILITIES
Current Liabilities
Line of Credit	$13,316	—
Note Payable - Short-term	20,000	—
Current Portion of Capital Lease Obligations	365	—
Trade Payables	9,917	767
Accrued Expenses	3,794	269
Progress & Customer Deposit	130	—

Total Current Liabilities	47,522	1,036

Long-Term Liabilities
Deferred Tax Liabilities	—	20
Capital Lease Obligations	4,785	—
Note Payable	1,072	—
Deferred Gain on Sale of Building	4,405	—

Total Long Term Liabilities	10,262	20

Total Liabilities	57,784	1,056

Stockholders’ Equity
Common Stock - no par value, 20,000,000 shares authorized Issued and outstanding 5,109,875 and 4,875,000 at September 30, 2006 and December 31, 2005, respectively.	23,248	22,332
Retained Earnings	(7,511)	(6,161)

Total Equity	15,737	16,171

Total Liabilities & Equity	$73,521	$17,227

The accompanying financial statements are a integral part of these financial statements.

VERI-TEK INTERNATIONAL, CORP.

STATEMENTS OF INCOME

(Dollars in thousands, except for per share amounts) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30 2006	September 30, 2005	September 30, 2006	September 30, 2005
Sales	$20,658	$3,522	$24,571	$5,723

Cost of Sales	18,355	2,796	22,299	5,135

Gross Profit (Loss)	2,303	726	2,272	588

Research and Development Costs	103	68	104	432

Selling, General and Administrative Expenses	1,950	793	3,138	2,220

Income (Loss) from Operations	250	(135)	(970)	(2,064)

Other Income (Expense)
Interest Income	6	55	36	118
Interest (Expense)	(1,033)	—	(1,033)	(54)

Total Other Income (Expense)	(1,027)	55	(997)	64

Income (Loss) Before Income Taxes	(777)	(80)	(1,967)	(2,000)
Income Tax (Benefit)	(211)	(17)	(617)	(651)

Net (Loss)	$(566)	(63)	$(1,350)	(1,349)

Earnings Per Share
Basic	$(0.11)	$(0.01)	$(0.27)	$(0.32)
Diluted	$(0.11)	$(0.01)	$(0.27)	$(0.31)

Weighted Average Common Shares
Basic	5,104,769	4,875,000	4,952,431	4,168,456
Diluted	5,104,769	4,875,000	4,952,431	4,369,963

The accompanying financial statements are an integral part of these financial statements.

VERI-TEK INTERNATIONAL, CORP.

STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Cash Flows From Operating Activities:
Net Income (Loss)	$(1,350)	$(1,349)
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation and Amortization	442	321
Bad Debt Expense	8	—
Deferred Income Taxes	466	(651)
Inventory Reserves	13
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(208)	914
(Increase) Decrease in Accounts Receivable - Related Party	149	—
(Increase) Decrease in Costs and Estimated Earnings in Excess of Billings	2,040	(715)
(Increase) Decrease in Inventory	1,305	(338)
(Increase) Decrease in Prepaid Expenses	(426)	406
(Increase) Decrease in Other Assets	201	—
(Increase) Decrease Customer Deposits	130	(4)
Increase (Decrease) in Accounts Payable	(1,080)	282
Increase (Decrease) in Deferred Revenue	—	(154)
Increase (Decrease) in Accrued Expenses	97	(263)

Net Cash Provided (Used) For Operating Activities	1,787	(1,551)
Cash Flows From Investing Activities
Purchase of Property and Equipment	(431)	(1,048)
Acquisition of Business, Net of Cash Acquired	(1,998)
Investment in Patents & Drawings	(117)	(60)
Investment in Software	—	(108)

Net Cash Used For Investing Activities	(2,546)	(1,216)

Cash Flows From Financing Activities
Net borrowings (Repayments) on Revolving Credit Facility	(2,840)	(6,960)
Note to Acquire Manitex	1,072
Proceeds from Issuance of Stock	916	15,061
Payment for Loan Fees	—	(46)
Capital Lease Obligations	(378)	—

Net Cash Provided By Financing Activities	(1,230)	8,055

Net Increase (Decrease) in Cash and Cash Equivalents	(1,989)	5,288
Cash and Cash Equivalents - Beginning of Period	2,025	6

Cash and Cash Equivalents - End of Period	$36	$5,294

The accompanying notes are an integral part of these financial statements

VERI-TEK INTERNATIONAL, CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Nature of Operations

Prior to July 3, 2006, Veri-Tek International Corp. and its subsidiaries (the “Company”) had a single line of business. The Company designed and manufactured testing and assembly equipment used primarily in the manufacture of driveline components in the automotive and heavy equipment industries. In addition, the Company utilized this technology to provide testing services to original equipment manufacturers and tier 1 suppliers in order to verify the manufacturing process.

Effective July 3, 2006, the Company entered into a second line of business through the purchase of Manitex, Inc. (“Manitex”) via an acquisition of all of the membership interests in Quantum Value Management, LLC (an entity owned by certain stockholders). See Note 3. A leading provider of engineered lift solutions in North America, Manitex is based in Georgetown, Texas. Manitex designs, manufactures, and markets a comprehensive line of boom trucks, sign cranes and trolley boom unloaders. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration, and infrastructure development including: roads, bridges and commercial construction.

2. Basis of Presentation

The condensed consolidated financial statements, included herein, have been prepared by the Company without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company’s financial position as of September 30, 2006, and results of its operations and cash flows for the periods presented. The consolidated balances as of December 31, 2005 were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2005. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the year.

Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

Revenue Recognition

Except as noted below, sales are recognized when the customer receives the products or when the services are rendered, which represents the point when the risks and rewards of ownership are transferred to the customer. The proportionate performance method is used to recognize income from the design and manufacturing of testing equipment.

The Company establishes reserve for future warranty expense at the point when revenue is recognized by the Company and is based on percentage of revenues. The provision for estimated warranty claims, which is included in cost of sales, is based on sales.

Shipping and Handling

The Company records the amount of shipping and handling costs billed to customers as revenue. The cost incurred for shipping and handling is included in the cost of sales.

Litigation Claims

In determining whether liabilities should be recorded for pending litigation claims, the Company must assess the allegations and the likelihood that it will successfully defend itself. When the Company believes it is probable that it will not prevail in a particular matter, it will then make an estimate of the amount of liability based, in part, on advice of outside legal counsel.

Unrealized Loss on Cost in Excess of Billing

During the year ended December 31, 2004, a customer delayed delivery on a piece of equipment currently under contract and substantially completed. The customer’s failure to take delivery has raised doubt as to the realization of amounts to be billed under the contract. Therefore, management has recorded a reserve of $1.7 million, net of the recoverable value of the equipment, against cost in excess in billings

Impairment of Long-Lived Assets

In accordance with SFAS No. 121, the Company reviews its long-lived assets, including property and equipment, goodwill and other identifiable intangibles for impairment annually in the fourth quarter of the year or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. The Company has recorded no loss on impairment of long-lived assets during the nine months ended September 30, 2006, and September 30, 2005.

Comprehensive Income

Statement of Financial Accounting Standard (“SAFS”) No. 130 “Reporting Comprehensive Income” requires reporting and displaying comprehensive income and its components. The Company’s net income reflects all items that would be shown in comprehensive income. As such, comprehensive income for the Company is the same as its reported net income.

Financial Instruments and Credit Risk Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables and payables. As of September 30, 2006, there were three customers who had a receivable balance greater than 10% of total accounts receivable and together accounted for approximately 39.3% of total accounts receivables. One customer accounted for 10.8% of the revenue for the nine months ended September 30, 2006.

As of September 30, 2005, four customers accounted for 69.4% of accounts receivable. Three customers accounted for 75% of unbilled revenue on September 30, 2005. Five customers accounted for 80% of the revenue for the nine months ended September 30, 2005.

During the period ended September 30, 2006, the Company purchased 30.8% of its materials from two suppliers. As of September 30, 2006, no single vendor had a balance due that was greater than 10% of total accounts payable. Two suppliers accounted for 24% of accounts payable as of September 30, 2005.

The Company maintains its cash balances in a bank in the Detroit, Michigan area. The Company has a sweep account, which is not insured by the Federal Deposit Insurance Corporation (FDIC). This sweep account had a balance of $752 on September 30, 2005. The FDIC insures balances in the checking account up to $100. On September 30, 2006 the Company had an uninsured cash balance of approximately $0.3 million.

3. Acquisition

On July, 3, 2006, pursuant to the Purchase Agreement, dated as of May 16, 2006 and as amended on July 3, 2006 with Quantum Value Management, LLC (“QVM” or the “Parent”) and all of the members of the Parent (the “Members”), the Company purchased from the Members all the outstanding membership interest of the Parent (the “Acquisition”). The Company acquired Manitex through its acquisition of all the membership interest in the Parent. The aggregate consideration (the “Consideration”) paid in connection with the Acquisition was approximately $ 2.0 million, which is subject to post-closing working capital adjustments, consisting of (i) 234,875 shares of the Company common stock, and (ii) a Non-Negotiable Subordinated Promissory Note for approximately $1.1 million.

The Acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values.

The results of operations for the Acquisition have been included in the accompanying consolidated statement of operations from the date of the Acquisition. The total cost of the Acquisition is as follows (in thousands):

Acquisition Cost:

Promissory note issued by Veri-Tek	$1,072
Veri-Tek common stock (234,875 @$3.90)	916
Direct transaction fees and expenses	11
Cash and cash equivalents received	-1

Total purchase price paid	$1,998

The above purchase price has been allocated based on an estimate of the fair values of assets acquired and liabilities assumed. The final valuation of net assets is expected to be completed as soon as possible, but no later than one year from the acquisition date in accordance with generally accepted accounting principals.

The purchase price has been preliminarily allocated based on management’s estimates as follows (in thousands):

Purchase Price Allocation:

Trade receivables, (net)	$10,216
Receivable from related parties	4,991
Inventories	10,188
Prepaid expense	-
Deferred tax assets	2,656
Building and Equipment	5,913
Intangibles	3,102
Goodwill	24,774
Accounts payable	-10,230
Accrued expenses & other current liabilities	-7,298
Federal taxes Payable	-630
Line of credit	-16,156
Note payable	-20,000
Capital Lease Obligations	-5,528
Deferred tax liability

Total purchase price paid	$1,998

$2,093 of intangible was assigned to patents and drawings and has a weighted average useful life of 10 years and $1,009 of intangible was assigned the trademarks and has an indefinite life. A history of operating margins and profitability, service and manufacturing base and a leading presence in the lifting equipment industry results in the recognition of goodwill.

The following unaudited pro forma information assumes the Acquisition occurred on January 1, 2005. The unaudited pro forma results have been prepared for informational purposes only and do not purport to represent what the results of operations would have been had the Acquisition occurred as of the date indicated, nor of future results of operations. The unaudited pro forma results for the three and nine months ended September 30. 2006 and 2005 are as follows (in thousand, except per share data)

	Three months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net Sales	$20,658	$18,594	$54,511	$53,609
Net Earnings	$(566)	$(231)	$(2,438)	$(522)
Earnings per share:
Basic	$(0.11)	$(0.05)	$(0.49)	$(0.13)
Diluted	$(0.11)	$(0.05)	$(0.49)	$(0.12)

The pro forma consolidated net income for the nine months ended September 30, 2006 includes merger related costs record on the book’s of Manitex of $568 net of income taxes.

4. Stockholders’ Equity

Stock Split

On February 7, 2005, the Board of Directors authorized a 1 for 3.730879244 reverse stock split to shareholders of record on February 7, 2005, effective on February 7, 2005. The share and per share information have been restated as of January 1, 2004 to reflect the reverse stock split in accordance with GAAP.

Initial Public Offering

On February 14, 2005, the Company offered 2,500,000 shares of common stock at $6.00 per share in its initial public offering. All shares were purchased and the Company received $14.0 million, net of fees of $1.1 million, on February 18, 2005.

On March 2, 2005, the underwriter exercised its option to purchase an additional 375,000 shares at $6.00 per share. The Company received $2.1 million, net of fees of $0.2 million, on March 2, 2005.

Conversion of Subordinated Debt

In February 2005, the Company issued 1,195,900 shares of common stock as settlement of $7.2 million of subordinated debt, including interest of $1.3 million.

Issuance of Common Stock

On July 3, 2006, the Company issued 234,875 shares of common stock in connection with its purchase of Manitex through the acquisition of all the membership interests of QVM.

Stock Based Compensation

The Company adopted SFAS No. 123R. SFAS No. 123R requires the recognition of all stock-based payments in the financial statements based on the fair value of the award on the grant date after July 1, 2005. Prior to the adoption of SFAS No. 123R, the Company accounted for its stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation.” The adoption of SFAS No. 123R had no effect as no options or stock appreciation rights have been issued under the Company’s 2004 Equity Incentive Plan.

5. Net Income (Loss) Per Share

Basic earnings per share were computed by dividing net loss by the weighted average number of common shares outstanding during the period.

In September 2004, the Emerging Issues Task Force reached a final consensus on Issue N. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share (EITF 04-8). Contingently convertible debt instruments are financial instruments that add a contingent feature to a convertible debt instrument. The conversion feature is triggered when one or more specified contingencies occur and at least one of these contingencies is based on market price. Prior to the issuance of EITF 04-8, SFAS 128 had been widely interpreted to allow the exclusion of common shares underlying contingently convertible debt instruments from the calculation of diluted earnings per share in instances where conversion depends on the achievement of a specified market price of the issuer’s shares. The consensus requires that these underlying common shares be included in the diluted earnings per share computations, if dilutive, regardless of whether the market price contingency or any other contingent factor has been met. The consensus, which is effective for reporting periods ending after December 15, 2004, requires the restatement of diluted earnings per share for all prior periods presented. The Company had a contingently convertible debt instrument; the $7.1 million subordinated debt which was converted to shares of common stock in February 2005 upon the achievement of the Company’s initial public offering.

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Net income per share-basic:
Net income	$(566)	$(63)	$(1,350)	$(1,349)
Weighted average shares outstanding – basic	5,104,769	4,875,000	4,952,431	4,168,456
Net income per share – basic	$(0.11)	$(0.01)	$(0.27)	$(0.32)
Net income per share – diluted:
Net income	$(566)	$(63)	$(1,350)	$(1,349)
Weighted average shares outstanding-basic	5,104,769	4,875,000	4,952,431	4,168,456
Includes dilutive effect of convertible debt	—	—	—	201,507
Weighted average shares outstanding-diluted	5,104,769	4,875,000	4,952,431	4,369,963
Net income per share-diluted	$(0.11)	$(0.01)	$(0.27)	$(0. 31)

6. Business Segment Information

The Company operates in two reporting segments: (1) Testing and Assembly Equipment (2) Lifting Equipment.

The testing and assembly equipment segment designs and manufactures testing and assembly equipment used primarily in the manufacture of driveline components in the automotive and heavy equipment industries. In addition, the Company has utilized this technology to provide testing services to original equipment manufacturers and tier 1 suppliers in order to verify the manufacturing process.

The Lifting Equipment segment is a leading producer of boom trucks, sign cranes, and trolley boom unloaders in North America. The Company has been repeatedly recognized for its’ innovative designs, speed of design stage to market time, and has been a leader in establishing new benchmarks in capacity and boom length. The Company currently boasts the broadest line of heavy capacity boom trucks in the industry with additional product offerings scheduled for 2007.

	Three months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
Net Sales
Testing and Assembly Equipment	$638	$3,522	$4,551	$5,723
Lifting Equipment	20,020	—	20,020	—

Total	$20,658	$3,522	$24,571	$5,723

Operating Income (Loss)
Testing and Assembly Equipment	$(1,190)	$(135)	$(2,410)	$(2,064)
Lifting Equipment	1,440	—	1,440	—

Total	$250	$(135)	$(970)	$(2,064)

Identifiable Assets
Testing and Assembly Equipment	$15,041	$18,509	$15,041	$18,509
Lifting Equipment	61,553	—	61,553	—
Eliminations / Corporate	(3,073)	—	(3,073)	—

Total	$73,521	$18,509	$73,521	$18,509

7. Adoption of New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal to require treatment as a current period charges…” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs during the fiscal years beginning after June 15, 2005. The Company adopted the statement on January 1, 2006. The adoption of this statement did not have a material impact on its financial condition, results of operations or cash flows.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company adopted SFAS 123R on July 1, 2005. The adoption of this statement did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. FIN 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company adopted FIN 47 on January 1, 2006. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 5, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company adopted the SFAS No. 154 on January 1, 2006. The adoption of the Statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e. derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125.” SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity’s first fiscal year beginning after September 15, 2006. The Company is currently evaluating the impact SFAS No. 155 will have on its financial statements, if any.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company has evaluated the new statement and determined that it will not have a significant impact on the determination or reporting of the Company’s financial results.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value, and expands the related disclosure requirements. The Company is currently evaluating the potential impact of this statement.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Non-Shareowners’ Changes in Equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 is not expected to have a significant impact to the Company’s overall results or financial position.

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the potential impact of this interpretation.

8. Inventories

Inventories consist of the following:

	September 30, 2006	December 31, 2005
Raw materials	$8,431	$119
Work-in-process	1,171	—
Finished goods	430	1,043

	$10,032	$1,162

9. Line of Credit and Debt

At September 31, 2006 the Company had drawn $13.3 million under a revolving credit agreement with a bank. The Company is eligible to borrow up to $16.5 million with interest at prime plus .75% (prime was 8.25% at September 31, 2006). The maximum amount of outstanding is limited to the sum of 85% of eligible receivable, 75% eligible Canadian accounts and the lesser of 65% of eligible inventory or $7.5 million plus $2.5 million. The credit facility’s original maturity dated was January 2, 2005. The maturity date has subsequently been extended and the note is now due on January 2, 2007. The Company is currently in the process of renegotiating the maturity of the note and management expects the note will be extended for at least one year. The indebtedness is collateralized by substantially all of the Company assets. Additionally, certain shareholders’ of the Company have personally guaranteed $2.5 million of the note. The facility contains customary limitations including, but not limited to, acquisitions, dividends, and capital expenditures. It also requires the Company to have on the last date of the quarter a minimum Current Ratio, Leverage Ratio, Debt Service Coverage Ratio and Capitalization Ratio, as the ratios are defined in the agreement. As September 30, 2006, the Company is in violation of the covenants. The Bank has waived the aforementioned covenant defaults.

Revolving Credit Facility

As a result of the successful initial public offering in February 2005, the Company’s outstanding balance on its revolving credit facility was reduced to zero and the credit facility was terminated. On February 28, 2005, the Company entered into an agreement with its bank for a new credit facility, one with more favorable terms. The new facility is a two year, $8.0 million revolving credit facility secured by substantially all of the Company’s assets. The facility expires on February 28, 2007. The facility contains customary limitations including, but not limited to, acquisitions, dividends, and capital expenditures. The interest rate is variable and advances can bear interest at the Eurodollar based rate or the prime based rate. As of June 30, 2006, the facility had a zero balance. The unused facility was merged into Quantum Value Management, LLC’s (“QVM”) existing $16.5 million revolving credit facility as part of the acquisition of QVM.

Note Payable Issued to Acquire QVM

In connection with the Acquisition, the Company has a note payable to the former Members of QVM for $1.1 million. The note matures on July 2, 2009 or earlier if there is a change in control as defined in the note or if the Company receives cash proceeds of at least $25 million from the sale of its common stock or securities convertible or exchange for its common stock. Interest is payable on the first day of each calendar quarter commencing on September 1, 2006. The Interest is computed using the prime rate announced by Comerica Bank at its Detroit office on the last business day immediately preceding the applicable interest payment date. In the event of default interest is accelerated and increase to prime plus 3%.

Note payable Assumed in the QVM Acquisition

QVM, at the date of the Acquisition, had a $20.0 million note payable to a bank that was due on September 10, 2006. The maturity date has subsequently been extended and the note is now due on January 2, 2007. The Company is currently in the process of renegotiating the maturity of the note and management expects the note will be extended for at least one year. The note has an interest rate of prime plus 1% until maturity, whether by acceleration or otherwise, or until default, as defined in the agreement, and after that at a default rate of prime plus 4%. Interest is payable the first day of each month. The bank has been granted security interest in substantially all the assets of the Company’s Manitex subsidiary. The former members of QVM unconditionally guarantee the note.

Subordinated Debt

The Company had a note payable to a shareholder with interest at 20% per annum which required quarterly interest only payments of 8% with the remaining 12% added to principal when due. The principal balance, and all outstanding interest were originally due in full on August 1, 2008. The note was subordinate to the line of credit. In April 2004, the agreement was modified to accrue all interest and add the interest to the principal. In October 2004, the rate was modified to include a conversion option to convert the total amount due, including interest, upon the Company’s completion of its initial public offering. In February 2005, the Company issued 1,195,900 shares of common stock as settlement for the $7.2 million of debt, including $1.3 million of interest.

10. Goodwill and Intangible Assets.

Included in goodwill and intangible assets on the Company’s consolidated balance sheets are the following (in thousands):

	September 30, 2006	September 30, 2005	Estimated Life
Goodwill	$24,774	$—
Amortizable intangible assets:
Tradename	1,009	—
Patents & Drawings	6,986	4,777	Various all < 17yrs
Accumulated Amortization	(806)	(565)

Net intangible assets	7,189	4,212

Total goodwill and intangible assets	$31,963	$4,212

The change in carrying amount of goodwill for 2006 is as follows (in thousands):

	September 30, 2006	September 30, 2005
Balance at beginning of period	$—	$—
Additional goodwill arising from our QVM acquisition	$24,774	—

Balance at end of period	$24,774	$—

Amortization expense for intangible assets was $94 and $74 for the quarters ended September 30, 2006 and 2005, respectively, and $242 and $223 for the nine months ended September 30, 2006 and 2005, respectively.

11. Legal Proceedings and Other Contingencies.

The Company is involved in various legal proceedings, including product liability and workers’ compensation matters which have arisen in the normal course of operations. The Company has product liability insurance with self insurance retention that range form $50 thousand to $1 million. Certain cases are at a preliminary stage, and it is not possible to estimate the amount or timing of any cost to the Company. However, the Company does not believe that these contingencies, in the aggregate, will have a material adverse effect on the Company. When it is probable that a loss has been incurred and possible to make a reasonable estimates of the Company’s liability with respect to such matters, a provision is recorded for the amount of such estimate or the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

Impairment of Long-Lived Assets

In accordance with SFAS No. 121, the Company reviews its long-lived assets, including property and equipment, goodwill and other identifiable intangibles for impairment annually in the fourth quarter of the year or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value.

12. Commitments (in thousands)

	Payments due by period
	Total	<1yr	1-3yrs	3-5yrs	>5yrs
Revolving credit Facility	$13,316	$13,316	$—	$—	$—

Term Loan	20,000	20,000	—	—	—
Note to Former QVM members	1,072	—	—	—	1,072

Operating Lease Obligations	365	365	—	—	—

Capital Lease Obligations	4,785	202	1,012	709	2,862

Purchase Obligations	19,602	19,602	—	—	—

Total	$59,140	$53,485	$1,012	$709	$3,934

(1)	Purchase obligations include commitments of approximately $19.5 million relating to inventory items. The balance is attributable to non-inventory items, including fixed assets, research and development materials, supplies and services.

Approximately $0.2 million is included in accrued expense to cover an unfunded pension liability that QVM retained when it sold one of the companies before the Acquisition. In connection with the termination of the plan, the Company will purchase annuities from an insurance company to satisfy its obligations before the December 31, 2006.

13. Transactions Between the Company and Related Parties

In the course of conducting its business, the Company has entered into certain related party transactions. In April, 2006, the Company completed a sale and leaseback transaction of its Georgetown, TX facility to an entity controlled by one of its shareholders. The sale price was $5.0 million. The proceeds of the transactions were used to reduce Manitex’s debt under its credit facility. The lease has a 12 year term and provides for monthly rent of $67 thousand. Although the Company did not obtain an independent valuation of the property or the terms of the transaction, it believes the terms of the sale and leaseback were at least as favorable to the Company as they could have obtained from an unaffiliated third party.

The Company, through its Manitex subsidiary, purchase and sell parts to GT Distribution, Inc. (“GT”). GT is owned in part by the Company’s Chairman and Secretary, as well as a certain shareholder. Although the Company does not independently verify the cost of such parts, it believes the terms of the transaction were at least as favorable to the Company as terms that it could obtain from a third party.

GT has three operating subsidiaries, BGI USA, Inc. (“BGI”), Crane & Machinery, Inc., and Schaeff Lift Truck, Inc. BGI is a distributor of assembly parts used to manufacture various lifting equipment. Crane & Machinery, Inc. distributes Terex and Manitex cranes, and services and sells replacement parts for most brands of light duty and rough terrain cranes. Schaeff Lift Truck, Inc. manufactures electric forklifts and a line of heavy duty, rough terrain, diesel powered forklifts.

The following is a summary of related party transactions: (in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Georgetown Facility 1	201	n.a	201	n.a

Allocation of Insurance Expense 2	24	n.a	24	n.a

Sales to:
BGI	210	n.a.	210	n.a.
Schaeff Lift Trucks	—	n.a.	—	n.a.
Crane & Machinery	—	n.a.	29	n.a.
Total Sales	210	n.a.	210	n.a.

Purchases from:		n.a.
Crane & Machinery	43	n.a.	43	n.a.
Total Purchases	43	n.a.	43	n.a.

[1]	The Company leases its 188,000 sq. ft. Georgetown, Texas manufacturing facility from an entity owned by a Shareholder of the Company. Pursuant to the terms of the lease, the Company makes monthly lease payment of $67 thousand. The Company is also responsible for all the associated operating expenses including, insurance, property taxes and repairs. Under the lease, which expires April 30, 2018, monthly rent is adjusted annually by the lesser of increase in the Consumer Price Index or 2%.
[2]	For 2006, GT Distribution, Inc. and its subsidiaries are covered under Manitex’s general, product liability and umbrella insurance policies. In exchange for this coverage, GT Distribution will pay Manitex $139 charge based on GT Distribution’s annual sales. The above table includes a prorated portion covering the amount relating to the period starting from the date of the acquisition.

In February 2005, the Company issued 1,195,900 shares of common stock as settlement for its $7.2 million of subordinated debt, including interest of $1.3 million owed to a Shareholder. As of September 30, 2006, the Company had a receivable of $4,727 from GT Distribution.

The Company has note a payable to the Members for $1,072 issued in connection with the Acquisition. It was determined that subsequent to the Acquisition, the note payable would be a related party payable as one of the Members became Chairman and CEO of the Company. The Members at September 30, 2006 own approximately 37% of the Company’s Common Stock.

14. Subsequent Events

On October 19, 2006, the Company announced that it entered into a definitive agreement to acquire substantially all of the assets of Liftking Industries, Inc. (“Liftking”), a leading material handling equipment manufacturer headquartered in Woodbridge (Toronto), Ontario. Liftking manufactures a complete line of rough terrain forklifts and special mission oriented vehicles, as well as other specialized carriers, heavy material handling transporters and steel mill equipment.

Liftking’s assets are being purchased by a wholly-owned Canadian subsidiary of the Company (“VCC Canada”). The purchase price for the assets is $8.0 million (CAD), paid in a combination of stock and cash. In addition, VCC Canada will assume certain trade payables and other liabilities of approximately $2.6 million (CAD) as of September 30, 2006. The book value of Liftking’s assets being acquired will approximate $10.5 million (CAD). For the trailing twelve months, Liftking generated revenue of $20.5 million (CAD) and EBITDA of approximately $2.6 million (CAD). The purchase price is subject to working capital adjustments based on assets on date of through closing.

On November 6, 2006, the Company announced that it has entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the Company agreed to issue 2,750,000 units at $4.05 per unit, resulting in approximately $11.1 million in gross proceeds to the Company. Each unit will consist of one share of common stock, a Series A warrant to purchase one-fifth of a share of common stock, and a Series B warrant to purchase one-fifth of a share of common stock. The Series A warrant will be exercisable at $4.05 per share. The Series B warrant will be exercisable at $4.25 per share. The Series A and Series B warrants have a five year term, and are not exercisable until six months after the issuance date. The proceeds from the sale will be used to reduce a portion of the Company’s debt as well as general working capital purposes.

The securities issued in the private placement have not been registered under the Securities Act of 1933, as amended, and may not be subsequently offered or sold by the investors in the United States absent registration or an applicable exemption from the registration requirements. The Company has agreed to file a registration statement covering resales by the investors of the common stock, including those shares.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company had a single line of business, testing and assembly equipment prior to acquiring Manitex on July 3, 2006. The Company used to only design and manufacture testing and assembly equipment used primarily in the manufacture of driveline components in the automotive and heavy equipment industries. With the acquisition of Manitex, the Company now operates in a second business segment, referred to as lifting equipment. See Note 3. Manitex, a leading provider of engineered lift solutions in North America, is based in Georgetown, Texas. Manitex designs, manufactures, and markets a comprehensive line of boom trucks, sign cranes and trolley boom unloaders. Manitex’s boom trucks and crane products are primarily used for industrial projects and infrastructure development, including roads, bridges and commercial construction, and energy exploration.

Historically, the Company’s testing and assembly equipment segment has focused on designing, developing and building specialty equipment for the automotive and heavy equipment industries. Most of this segment’s revenues come from of the sales of assembly and testing equipment. The Company strategy to grow the segment was to expand its testing services and to launch manufacturing operations. Despite its efforts, most of the Company’s revenues continue to come from the sales of assembly and test equipment. The Company intends to build on its experience in designing and building this equipment and its patented technology to provide axle testing services to automotive manufacturers. To date, the Company has not derived material revenues from providing axle testing service and has not received any revenues from manufacturing the precision driveshafts. Recently, the Company decided to only accept new orders for production of specialty equipment when it has an acceptable gross profit margin. This has resulted in a dramatic decrease in revenues for the test and assembly equipment segment.

The testing and assembly equipment segment derive most of the Company’s revenue under purchase orders from OEMs and tier 1 Suppliers. The volume and timing of orders placed by the Company’s customers vary due to several factors, including variation in demand for its customers’ products, changes in its customers’ manufacturing strategies and general economic conditions. The Company recognizes revenue from its specialty equipment using the percentage of completion method. The Company recognizes revenue in its testing business when services are rendered.

Manitex manufactures specialized and highly engineered boom trucks and crane products, with a concentration in cranes with larger lifting capacity. The Company believes that this emphasis allows us to differentiate our product from competition and helps to insulate the Company from the effects of cyclical residential housing market. The Company’s products are primarily used in industrial projects, energy exploration and infrastructure development including roads, bridges and commercial construction projects. Certain projects, especially highway and road construction, are dependent on state and federal funding. Demand for the Company’s products is impacted by the current economic climate, which may also affect the state and federal funding of projects.

The results of operations for the Manitex (the Acquisition) have only been included in the accompanying consolidated statement of operations from the July 3, 2006, the date of the Acquisition. Manitex sales for the three months ended September 30, 2006 were $20.0 million an increase of $4.9 million or 32.8% from the $15.1 million in the comparable period in 2005. Sales for the nine months ended September 30, 2006 were $50.0 million an increase of $2.1 million or 4.3% from the $47.9 million in the comparable nine month period in 2005. Starting in the third quarter of 2005, Manitex experienced problems in meeting demand due to a lack of capital which caused supply constraints which in turn negatively impacted revenues from third quarter 2005 through the second quarter of 2006. The Company now has adequate cash to support current demand.

In February 15, 2005, the Company completed an initial public offering of 2,500,000 shares of common stock at $6.00 per share. On March 2, 2005, the Company completed the sale of the underwriters’ over-allotment option of 375,000 shares of our common stock. Net proceeds after the underwriters’ discount and other expenses relating to the offering are estimated to be $15.1 million.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenue. Revenue increased $17.1 million, or 487%, to $20.7 million for the three months ended September 30, 2006 from $3.5 million for the same period in 2005. The entire increase in revenue is the result of the Manitex acquisition. Without the Manitex acquisition, revenues would have decreased $2.9 million or 82%.

This decrease occurred as the Testing and Assembly Equipment Segment had no significant revenues from the production of specialty machines in the quarter. The revenues for quarter were primarily installation or service revenues. The dramatic drop in revenues is the result of the decision to only accept new orders for production of specialty equipment when it has an acceptable gross profit margin.

Cost of Sales. Cost of sales increased $15.6 million, or 556%, to $18.4 million for the period ended September 30, 2006 from $2.8 million for the same period in 2005. The quarter ended September 30, 2006, includes an additional $0.2 million charge as manufacturing profits, which were capitalized at date of acquisition were expensed in the quarter as beginning inventory was sold. The Company attributes the increase in cost of goods sold entirely to the Manitex acquisition. Without the Manitex acquisition, cost of sales would have decreased by $1.7 million or 61%. The percentage decrease for cost of sales is smaller than percentage decrease for revenues for the Testing and Assembly Equipment Segment. This is primarily the result not being able to reduce fixed costs proportionally with the decrease in sales.

Gross Margin. Gross margin increased $1.6 million, or 217%, to $2.3 million for the three month period ended September 30, 2006 from $0.7 million for the same period in 2005. As a percentage of sales, gross margin was 11.2% for the three month period in 2006 and 20.6% for three month period in 2005. Gross margin and gross margin percent for three month period ended September 30, 2006 excluding the effect of the Manitex acquisition is ($0.5) and (71.5%), respectively,. The negative margin is the result of an inability to eliminate fixed cost when there was 82% decrease in revenues for the testing and assembly equipment segment.

Research and Development Expenses. Research and development was $0.1 million for the three months ended September 30, 2006 and 2005. Virtually all the research and development for the 2006 period relates to the lifting equipment segment, as the testing and assembly equipment segment stopped conducting research and development.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.2 million, or 146%, to $2.0 million for the three months ended September 30, 2006 from $0.8 million for the same period in 2005. This increase is entirely attributed to the Manitex acquisition. Selling, general and administrative expenses for three month period ended September 30, 2006 excluding the effect of the Manitex acquisition is $0.7 million or decrease of $0.2 million or 9.2%. The decrease is primarily due to a reduction of staff in response to declining revenues.

Operating Income (Loss). The Company had operating income of $0.3 million for the three months ended September 30, 2006 versus an operating loss of ($0.1) for same period in 2005. Operating income excluding the effect of the Manitex acquisition is a loss of ($1.2) million. The larger operating loss for the testing and assembly equipment segment is the result of significant decrease in revenues which was offset, although not proportionally, by lower the cost of sales and selling, general and administrative expenses.

Other Income (Expense). Other income (Expense) for the three months ended September 30, 2006 was an expense of ($1.0) which is principally interest on debt that the Company assumed or issued in connection with the Manitex acquisition. For the three months ended September 30, 2005, the Company had other income of $0.1 million.

Income Tax Expense (Benefit). The Company’s income tax benefit was $0.2 million for the period ended September 30, 2006 as compared to a benefit of less than $0.1 million in the 2005 period. The change is due the change in pre tax loss.

Net Loss. As a result of the foregoing factors, net loss was ($0.6) million for the three months ended September 30, 2006 as compared to loss of ($0.1) million for the same period in 2005.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Revenue. Revenue increased $18.9 million, or 329%, to $24.6 million for the nine months ended September 30, 2006 from $5.7 million for the same period in 2005. The entire increase in revenue is the result of the Manitex acquisition. Without the Manitex acquisition, revenues would have decreased $1.2 million, or 21%; revenues were $4.6 million and $5.7 million for the nine months ended September 30, 2006 and 2005, respectively. The Company attributes the decrease entirely to a decrease in third quarter sales, as sales for the three month ended September 30, 2006 were $2.9 million less than the sales for three months ended September 30, 2005. The decrease in the third quarter is the result of the Company deciding to only accept new orders for production of specialty equipment when it has an acceptable gross profit margin. Sales for the first six months of 2006 were $1.7 million higher than the sales for six months ended June 30, 2005. The sales were up for the first six months due to increased orders for our specialty equipment. However, the cost of sales as a percent of revenue for the first six months of 2006 was 100.8%.

Cost of Sales. Cost of sales increased $17.2 million, or 334%, to $22.3 million for the nine months ended September 30, 2006 from $5.1 million for the same period in 2005. The nine months ended September 30, 2006, includes an additional $0.2 million charge as manufacturing profits, which were capitalized at date of acquisition were expensed in the quarter as beginning inventory was sold. The Company attributes the increase cost of goods sold to the Manitex acquisition. Without the Manitex acquisition, cost of sales would have been $5.0 million and $5.1 million for the nine months ended September 30, 2006 and 2005, respectively. Cost of sales as percentage of revenues were 110.7% and 89.7% for the nine months ended September 30, 2006 and 2005, respectively. Through June 30, 2006 cost of sales as a percent of sales had decreased to 100.8% from 106.3% for the six month period in 2005. This trend reversed itself in the third quarter 2006, as the Company was not able to reduce fixed costs proportionally with the decrease in sales that occurred during third quarter of 2006.

Gross Margin. Gross margin increased $1.7 million, or 286%, to $2.3 million for the nine month period ended September 30, 2006 from $0.6 million for the same period in 2005. As a percentage of sales, gross margin was 9.2% for the nine month period in 2006 and 10.3% for nine month period in 2005. Gross margin and gross margin percent for nine month period ended September 30, 2006 excluding the effect of the Manitex acquisition is ($0.5) million and (10.7%) million, respectively. The negative margin is primarily the result of an inability to eliminate fixed cost when there was 82% decrease in revenues for the testing and assembly equipment segment in the third quarter 2006.

Research and Development Expenses. Research and development expenses declined $0.3 million to $0.1 million for the nine months ended September 30, 2006 as compared to $0.4 million in the comparable 2005 period. Virtually all the research and development for 2006 period is related to lifting equipment segment as the testing and assembly equipment segment stopped conducting research and development.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.9 million, or 41.4%, to $3.1 million for the nine months ended September 30, 2006 from $2.2 million for the same period in 2005. The Company attributes this increase to the Manitex acquisition. Selling, general and administrative expenses for nine month period ended September 30, 2006 excluding the effect of the Manitex acquisition is $1.9 million or decrease of $0.3 million or 13.6%. A reduction of staff in response to declining revenues primarily caused this decrease.

Operating (Loss). The Company had an operating loss of ($1.1) million and ($2.1) million for the nine months ended September 30, 2006 and 2005, respectively. Operating income excluding the effect of the Manitex acquisition is a loss of ($2.4) million. The larger operating loss for the testing and assembly equipment segment is the result of significant decrease in revenues which was offset but not proportionally by lower cost of sales and selling, general and administrative expenses.

Other Income (Expense). Other income or expense increased $1.1 million to an expense of $1.0 million for the 2006 period from income of $0.1 million for the same period in 2005. The increase was due to the acquisition and resultant debt.

Income Tax Expense (Benefit). Our income tax benefit was $0.6 million for the period ended September 30, 2006 as compared to a benefit of $0.7 million in the 2005 period. The tax provision for the two periods is comparable as the net loss for two periods are consistent.

Net Loss. As a result of the foregoing factors, net loss was ($1.4) million for the nine months ended September 30, 2006 as compared to loss of ($1.3) million for the same period in 2005.

Liquidity and Capital Resources

Cash and cash equivalents were $36 thousand at September 30, 2006 compared to $2.0 million at December 31, 2005. The decrease in cash and cash equivalents is principally attributed to the use of cash to reduce Manitex’s revolving credit facility. As of September 30, 2006, the Company had approximately $3.2 million available to borrow under its merged credit facility.

The Company needs cash to meet its working capital needs as the business grows, to acquire capital equipment, and to fund acquisitions and debt repayment. Cash flows from operations and existing availability under the current revolving credit facilities are available when the Company needs cash in the future. The Company will need to raise additional funds through new debt financing or the issuance of additional equity. The need for cash would be reduced substantially if the Company was able to reach agreement with the bank to extend the maturity on its term loan. The Company is currently in the process of renegotiating the maturity of its bank debt and management expects maturity dates will be extended for at least one year.

Operating activities generated cash of $1.8 million for the nine months ended September 30, 2006. The Company’s net loss of ($1.4) million was more than offset by non-cash items of $0.9 million, and a decrease in working capital of $2.2 million. The principal non-cash items are depreciation, amortization and deferred income taxes. The decrease in working capital is principally the result of decreases of $2.0 million and $1.3 million in cost in excess of billings and inventory, respectively. Both decreases are related to the decline in revenues in the testing and assembly equipment segment.

The Company used cash in investing activities of $2.5 million for nine months ended September 30, 2006. In 2006, the Company used $2.0 million to purchase Manitex and invested an additional $0.5 million in capital assets and patents.

Financing activities consumed $1.2 million in cash for the nine months ended September 30, 2006. Cash available from the prior year’s initial public offering was used to reduce the Company’s merged credit facility by $2.8 million. Additional cash was generated by the issuance of $1.1 million note and $0.9 million of common stock in connection with the Acquisition and capital lease obligations were reduced by $0.4 million.

The Company used cash in operations of $1.6 million for the nine months ended September 30, 2005. Net cash used by operations was primarily the result of increases in inventory, cost and estimated earnings in excess of billings, a decrease in accrued liabilities, and losses from operations. This was partially offset by decreases in accounts receivable and prepaid expenses and increases in accounts payable.

The Company used cash in investing activities of $1.2 million for nine months ended September 30, 2005. For the 2005 period, the Company used cash in investing activities for the purchase of capital equipment and our investment in patents.

Cash provided by financing activities of $8.0 million for the nine months ended September 30, 2005 was primarily due to the receipt of the net proceeds from the issuance common stock in our initial public offering less the amounts used to reduce to zero our outstanding balance under our revolving credit facility.

Effective March 1, 2005, the Company entered into a new credit agreement with our lender, Comerica Bank. With the proceeds of our initial public offering we reduced the balance of our agreement at the time of the offering to zero and terminated the agreement. The new agreement is a two year, $8.0 million revolving credit facility. Our credit facility is secured by substantially all of our assets and provides for the issuance of up to $5.0 million in standby or documentary letters of credit. Our credit facility may be utilized for general corporate purposes, including working capital, and provides us with borrowing options for multi-currency loans. Borrowing options include a Eurocurrency rate, or a base rate. As of the date of this report there are no borrowings on this facility.

In conjunction with our initial public offering, our subordinated debt totaling approximately $7.2 million was converted into 1,195,900 shares our common stock at $6.00 per share.

The Company is involved in various legal proceedings, including product liability and workers’ compensation matters which have arisen in the normal course of operations. Certain cases are at a preliminary stage, and it is not possible to estimate the amount or timing of any cost to the Company. However, the Company does not believe that these contingencies, in the aggregate, will have a material adverse effect on the Company.

The Company’s revolving credit facility dated December 15, 2003, had an original maturity date of January 2, 2005. The maturity date has been extended numerous times in various increments. The maturity date is currently January 2, 2007. The Company is currently in the process of renegotiating the maturity of the note and management expects the note will be extended for at least one year. The agreement contains the customary limitations including, but not limited to, acquisitions, dividends and capital expenditures. It also requires the Company to have on the last date of the quarter a minimum Current Ratio, Leverage Ratio, Debt Service Coverage Ratio and Capitalization Ratio, as the ratios are defined in the agreement. As September 30, 2006, the Company is in violation of the financial covenants. The Bank has waived the aforementioned covenant defaults.

The Company also has a $20.0 million note payable to the bank, which was due on September 10, 2006. The maturity date has been extended; the note is now due on January 2, 2007. The Company is currently in the process of renegotiating the maturity of the note and management expects the note will be extended for at least one year.

The Company’s ability to meet its commitments and contractual obligation is dependent on the Company’s ability to either negotiate extensions of its current credit agreements, replace the existing credit agreements with a new credit agreement with acceptable terms or to raise additional equity capital. Although management believes it has the ability to negotiate the necessary extension, to find new financing with acceptable terms, or to raise additional equity capital, there is no assurance that the Company will be successful in raising the necessary capital.

On November 6, 2006, the Company announced that it has entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the Company agreed to issue 2,750,000 units at $4.05 per unit, resulting in approximately $11.1 million in gross proceeds to the Company. Each unit will consist of one share of common stock, a Series A warrant to purchase one-fifth of a share of common stock, and a Series B warrant to purchase one-fifth of a share of common stock. The Series A warrant will be exercisable at $4.05 per share. The Series B warrant will be exercisable at $4.25 per share. The Series A and Series B warrants have a five year term, and are not exercisable until six months after the issuance date. The proceeds from the sale will be used to reduce a portion of the Company’s debt as well as general working capital purposes.

Critical Accounting Policies

Revenue Recognition

Except as noted below, sales are recognized when the customer receives the products or when the services are rendered, which represents the point when the risks and rewards of ownership are transferred to the Customer. The proportionate performance method is used to recognize income from the design and manufacturing of testing equipment.

The Company establishes reserve for future warranty expense at point when revenue is recognized by the Company and is based on percentage of revenues. The provision for estimated warranty claims, which is included in cost of sales, is based on sales.

Shipping and Handling

The Company records the amount of shipping and handling costs billed to customers as revenue. The cost incurred for shipping and handling is included in the cost of sales.

Litigation Claims

In determining whether liabilities should be recorded for pending litigation claims, the Company must assess the allegations and the likelihood that it will successfully defend itself. When the Company believes it is probable that it will not prevail in a particular matter, it will then make an estimate of the amount of liability based, in part, on advice of outside legal counsel.

Unrealized Loss on Cost in Excess of Billing

During the year ended December 31, 2004, a customer delayed delivery on a piece of equipment currently under contract and substantially completed. The customer’s failure to take delivery has raised doubt as to the realization of amounts to be billed under the contract. Therefore, management has recorded a reserve of $1.7 million, net of recoverable value of the equipment, against cost in excess in billings

Impairment of Long-Lived Assets

In accordance with SFAS No. 121, the Company reviews its long-lived assets, including property and equipment, goodwill and other identifiable intangibles for impairment annually in the fourth quarter of the year or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. The Company has recorded no loss on impairment of long-lived assets during the nine months ended September 30, 2006, and September 30, 2005.

Comprehensive Income

Statement of Financial Accounting Standard (“SAFS”) No. 130 “Reporting Comprehensive Income” requires reporting and displaying comprehensive income and its components. The Company’s net income reflects all items that would be shown in comprehensive income. As such, comprehensive income for the Company is the same as its reported net income.

Impact of Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that, “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal to require treatment as a current period charges…” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs during the fiscal years beginning after June 15, 2005. The Company adopted the statement on January 1, 2006. The adoption of this statement did not have a material impact on the Company’s financial condition, results of operations or cash flows.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company adopted SFAS 123R on July 1, 2005. The adoption of this statement did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

In March 2005, the SEC released Staff Accounting Bulletin No 107, “Share Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. In April 2005, the SEC amended the compliance dates for SFAS 123(R) to allow companies to implement the standard at the beginning of the next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on the Company’s financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company adopted FIN 47 on January 1, 2006. The adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 5, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company adopted the SFAS No. 154 on January 1, 2006. The adoption of the Statement did not have a material impact on its financial position, results of operations or cash flows.

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e. derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125.” SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity’s first fiscal year beginning after September 15, 2006. The Company is currently evaluating the impact SFAS No. 155 will have on its financial statements, if any.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” which is effective for the fiscal years beginning after September 15, 2006. The FASB issues this statement to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company has evaluated the new statement and determined that this statement will not have a significant impact on the determination or reporting of the Company’s financial results.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value, and expands the related disclosure requirements. The Company is currently evaluating the potential impact of this statement.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Non-Shareowners’ Changes in Equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 is not expected to have a significant impact to the Company’s overall results or financial position.

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the potential impact of this interpretation.

Off-Balance Sheet Arrangements

None.

Item 3 - Qualitative and Quantitative Disclosures About Market Risk

The following discusses the Company’s exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. The Company does not believe its exposure to market risk is material.

As of September 30, 2006, the Company had no significant cash and cash equivalents balances.

Interest on credit facility, which allows the Company to borrow up to $16.5 million, is index to either the prime rate or a Eurodollar rate. If these rates rise, the Company’s interest expense will increase accordingly. As of September 30, 2006, the Company had an outstanding balance of $ 13.3 million outstanding under its credit facility.

Item 4 – Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s management performed an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the three months ended September 30, 2006.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements relating to future events and future performance of the Company within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes” or similar language. Actual results could differ materially from those anticipated in such forward-looking statements. Some specific factors that may have a significant effect on the Company’s operating results and the market price of its common stock include:

•	demand for the Company’s Product

•	new product introductions and the Company’s ability to continuously improve production technologies;

•	changes in the degree of competition for the Company’s products;

•	industry cyclicality and seasonality

•	the Company’s growth strategy, including its ability to consummate and successfully integrate future acquisitions

•	the inability to acquire sufficient supplies of raw materials;

•	litigation and/or threats of litigation;

•	conditions in the financial markets in general or changes in general economic conditions;

•	the Company’s inability to raise additional capital;

•	Changes in stock market analyst recommendations regarding the Company’s common stock, other comparable companies or industry in generally.

All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any forward-looking statements. The Company cautions investors that its business and financial performance are subject to substantial risks and uncertainties.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is involved in various legal proceedings, including product liability and workers’ compensation matters which have arisen in the normal course of operations. The Company has product liability insurance with self insurance retention that range form $50 thousand to $1 million. Certain cases are at a preliminary stage, and it is not possible to estimate the amount or timing of any cost to the Company. However, the Company does not believe that these contingencies, in the aggregate, will have a material adverse effect on the Company. When it is probable that a loss has been incurred and possible to make a reasonable estimates of the Company’s liability with respect to such matters, a provision is recorded for the amount of such estimate or the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

Item 1A - Risk Factors

You should carefully consider the following risks, together with the cautionary statement under the caption “special note regarding forward-looking statements” and the other information included in this report. The risks described below are not the only ones the Company faces. Additional risks that are currently unknown to the Company or that the Company currently considers to be immaterial may also impair its business or adversely affect the Company’s financial condition or results of operations. If any of the following risks actually occurs, the Company’s business, financial condition or results of operation could be adversely affected.

The Company’s business is affected by the cyclical nature of its markets.

The demand for the Company’s products depends upon the general economic conditions of the markets in which the Company competes. The Company’s sales depend in part upon its customers’ replacement or repair cycles. Adverse economic conditions, including a decrease in commodity prices, may cause customers to forego or postpone new purchases in favor of repairing existing machinery. Downward economic cycles may result in reductions in sales of the Company’s products, which may reduce the Company’s profits. The Company has taken a number of steps to reduce its fixed costs and diversify its operations to decrease the negative impact of these cycles. There can be no assurance, however, that these steps will prevent the negative impact of poor economic conditions.

The Company’s business is sensitive to increases in interest rates.

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate. The U. S. Federal Reserve Board has raised interest rates at 15 consecutive meetings and, while hinting the tightening cycle is about over, the U.S. Federal Reserve Board has not clearly specified at what rate it plans to stop.

In addition, while overall economic growth has slowed, business investment and manufacturing continue to perform strongly. If interest rates continue to rise, it becomes more costly for the Company’s customers to borrow money to pay for the equipment it buys from the Company. Should the U. S. Federal Reserve Board decide to continue with several more rate increases, prospects for business investment and manufacturing could deteriorate sufficiently to impact sales opportunities.

The Company’s business is sensitive to government spending.

Many of the Company’s customers depend substantially on funding of highway construction and maintenance and other infrastructure projects by U.S. federal and state governments and governments in other nations. Any decrease or delay in government funding of highway construction and maintenance, other infrastructure projects could cause the Company’s revenues and profits to decrease.

The Company operates in a highly competitive industry.

The Company competes in a highly competitive industry. To compete successfully, the Company’s products must excel in terms of quality, price, product line, ease of use, safety and comfort, and the Company must also provide excellent customer service. The greater financial resources of the Company’s competitors may put it at a competitive disadvantage. If competition in the Company’s industry intensifies or if the Company’s current competitors enhance their products or lower their prices for competing products, the Company may lose sales or be required to lower its prices. This may reduce revenue from the Company’s products and services, lower its gross margins or cause the Company to lose market share.

The Company relies on key management.

The Company relies on the management and leadership skills of David Langevin, Chairman and Chief Executive Officer (“CEO”). Mr. Langevin has a three year employment agreement with the Company which expires on December 31, 2008. The loss of his services could have a significant and negative impact on the Company’s business. In addition, the Company relies on the management and leadership skills of other senior executives. Some of these executives are not bound by employment agreements. The Company could be harmed by the loss of key personnel in the future.

The Company is dependent upon third-party suppliers, making it vulnerable to supply shortages.

The Company obtains materials and manufactured components from third-party suppliers. Any delay in the Company’s suppliers’ abilities to provide the Company with necessary materials and components may affect the Company’s capabilities at a number of its manufacturing locations, or may require the Company to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting the Company’s suppliers including capacity constraints, labor disputes, the impaired financial condition of a particular supplier, suppliers’ allocations to other purchasers, weather emergencies or acts of war or terrorism. Specifically, the Company has recently had difficulty in obtaining some of its necessary components. Any delay in receiving supplies could impair the Company’s ability to deliver products to its customers and, accordingly, could have a material adverse effect on its business, results of operations and financial condition.

In addition, the Company purchases material and services from its suppliers on terms extended based on the Company’s overall credit rating. Negative changes in the Company’s credit rating may impact suppliers’ willingness to extend terms and increase the cash requirements of the business.

The Company has debt outstanding and must comply with restrictive covenants in its debt agreements.

The Company’s existing debt agreements contain a number of significant covenants which may limit its ability to, among other things, borrow additional money, make capital expenditures, pay dividends, dispose of assets and acquire new businesses. These covenants also require the Company to meet certain financial tests. The Company is not currently in compliance with all of the foregoing tests. A default, if not waived by the Company’s lenders, could result in acceleration of the Company’s debt and possibly bankruptcy.

The Company faces product liability claims and other liabilities due to the nature of its business.

In the Company’s lines of business numerous suits have been filed alleging damages for accidents that have occurred during the use or operation of the Company’s products. The Company is self-insured, up to certain limits, for these product liability exposures, as well as for certain exposures related to general, workers’ compensation and automobile liability. Insurance coverage is obtained for catastrophic losses as well as those risks required to be insured by law or contract. The Company does not believe that the final outcome of such matters will have a material adverse effect on its consolidated financial position; however any liabilities not covered by insurance could have an adverse effect on the Company’s financial condition.

The Company is in the process of implementing an enterprise accounting system.

The Company has begun the implementation of a new enterprise accounting system. This system will replace many of the Company’s existing operating and financial systems. The implementation of this system is a major undertaking both financially and from a management and personnel perspective. Should the system not be implemented successfully and within budget, or if the system does not perform in a satisfactory manner, it could be disruptive and or adversely affect the operations and results of operations of the Company, including the ability of the Company to report accurate and timely financial results.

The Company may face limitations on its ability to integrate acquired businesses.

The Company has completed a number of acquisitions. The successful integration of new businesses depends on the Company’s ability to manage these new businesses and cut excess costs. While the Company believes it has successfully integrated these acquisitions to date, the Company cannot ensure that these acquired companies will operate profitably or that the intended beneficial effect from these acquisitions will be realized. Further, in connection with acquisitions, the Company may need to consolidate or restructure its acquired or existing facilities, which may require expenditures for severance obligations related to reductions in workforce and other charges resulting from the consolidations or restructurings, such as write-down of inventory and lease termination costs.

The industry in which the Company operates is competitive, and the Company is particularly subject to the risks of such competition.

The competition which the Company encounters has an effect on its product prices, market share, revenues and profitability. The Company may not be able to differentiate its products from those of its competitors, successfully develop or introduce less costly products, offer better performance than its competitors or offer purchasers of its products payment and other commercial terms as favorable as those offered by its competitors.

Because certain competitors have substantially greater financial, production, research and development resources and substantially greater name recognition than the Company, the Company is particularly subject to the risks inherent in competing with them.

If the Company is unable to manage its anticipated growth effectively, the business could be harmed.

If the Company fails to manage its growth, the Company’s financial results and business prospects may be harmed. To manage the Company’s growth and to execute its business plan efficiently, the Company will need to institute operational, financial and management controls, as well as reporting systems and procedures. The Company also must effectively expand, train and manage its employee base. The Company cannot assure you that it will be successful in any of these endeavors.

Other companies might claim that the Company infringes their intellectual property rights, which could cause the Company to incur significant expenses or prevent the Company from selling its technology.

Although the Company is not aware of any claims that it infringes anyone’s intellectual property rights, the Company’s success depends, in part, on its ability to operate without infringing valid, enforceable patents or proprietary rights of third parties or breaching any licenses that may relate to its technology and products. Future patents issued to third parties, however, could contain claims that conflict with the Company’s patents and that compete with its products and technologies, and third parties could assert infringement claims against the Company. Any litigation or interference proceedings, regardless of their outcome, may be costly and may require significant time and attention of the Company’s management and technical personnel. Litigation or interference proceedings could also force us to:

•	stop or delay using the Company’s technology;

•	stop or delay the Company’s customers from selling, manufacturing or using products that incorporate the challenged intellectual property;

•	pay damages; or

•	enter into licensing or royalty agreements that may be unavailable on acceptable terms.

Any of these events could have adverse effects on the Company’s results of operations and could damage the Company’s business

The Company may be unable to effectively respond to technological change, which could have a material adverse effect on the Company’s results of operations and business.

The market for the Company’s products is characterized by rapidly changing technology. Our future success will depend upon the Company’s ability to enhance its current products and to develop and introduce new products that keep pace with technological developments and evolving industry standards and respond to changes in customer requirements. If the Company fails to anticipate or respond adequately to technological developments and customer requirements, or experience significant delays in product development or introduction, the Company business, results of operations and financial condition will be negatively affected.

Risks Relating to our Common Stock

The Company’s principal shareholders, executive officers and directors hold a significant percentage of the Company’s common stock, and these shareholders may take actions that may be adverse to your interests.

The Company’s principal shareholders, executive officers and directors beneficially own, in the aggregate, approximately 34% of the Company’s common stock as of March 27, 2006. As a result, these shareholders, acting together, will be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations, sales and purchases of assets. They also could dictate the management of the Company’s business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent you from receiving a premium in such a transaction.

The price of our common stock is highly volatile.

The trading price of the Company’s common stock is highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond the Company’s control, including:

•	the degree to which the Company successfully implements its business strategy;

•	actual or anticipated variations in quarterly or annual operating results;

•	changes in recommendations by the investment community or in their estimates of the Company’s revenues or operating results;

•	speculation in the press or investment community;

•	strategic actions by the Company’s competitors;

•	announcements of technological innovations or new products by the Company or its competitors; and

•	changes in business conditions affecting the Company and its customers.

The market prices of securities of companies without consistent product revenues and earnings have been highly volatile and are likely to remain highly volatile in the future. This volatility has often been unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been brought against the company. If a securities class action suit is filed against the Company, whether or not meritorious, the Company would incur substantial legal fees and the Company’s management’s attention and resources would be diverted from operating the business in order to respond to the litigation.

Future sales of our common stock could depress our stock price.

Sales of a large number of shares of the Company’s common stock, or the availability of a large number of shares for sale, could adversely affect the market price of the Company’s common stock and could impair the Company’s ability to raise funds in additional stock offerings. Approximately 5,104,769 of the Company’s shares are eligible for sale in the public market, approximately 1,700,000 of which are subject to applicable volume limitations and other restrictions set forth in Rule 144 under the Securities Act.

Anti-takeover provisions of the Company’s Articles of Incorporation and Amended and Restated Bylaws and provisions of Michigan law could delay or prevent a change of control that you may favor.

The Company’s Articles of Incorporation and Amended and Restated Bylaws and Michigan law could make it more difficult for a third party to acquire the Company, even if doing so would be beneficial to you. These provisions could discourage potential takeover attempts and could adversely affect the market price of the Company’s shares. Because of these provisions, you might not be able to receive a premium on your investment. These provisions:

•	authorize the Company’s board of directors, with approval by a majority of our independent directors but without requiring shareholder consent, to issue shares of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and prevent a takeover attempt;

•	limit our shareholders’ ability to call a special meeting of the Company’s shareholders; and

•	limit the Company’s shareholders’ ability to amend, alter or repeal the Company bylaws.

Any of the provisions described above could delay or make more difficult transactions involving a change in control of the Company or its management

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

The initial public offering price was $6.00 per share. The aggregate sale price for all of the shares sold by us was approximately $17.3 million, resulting in net proceeds to us of approximately $15.1 million after payment of underwriting discounts and commissions of approximately $1.2 million legal, accounting and other fees incurred in connection with the offering of approximately $1.0 million.

Upon the completion of our initial public offering, we used approximately $8.0 million of the net proceeds of our initial public offering to repay the then outstanding balance under our revolving credit facility. Another $2.5 million was used to reduce the merged credit facility after the Manitex Acquisition. The balance was used for general working capital purposes.

Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5 - Other Information

Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description
31.1	Certification by the President pursuant to Rule 13a-14(a) or 15d-14(d) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification by the Vice President of Finance pursuant to Rule 13a-14(a) or 15d-14(d) of the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Periodic Financial Report by the President and the Vice President of Finance pursuant to 18 USC Section 1350, as created by Section 906 of Sarbanes-Oxley Act of 2002.

99(i)	QVM $20 million Note to Comerica Bank.

99(ii)	Amendment to QVM $20 million Note to Comerica Bank.

(b) The following reports on Form 8-K were filed during the three month period ended September 30, 2006:

(i)	Report on Form 8-K filed on July 10, 2006 concerning the amendment to the QVM agreement and an employment agreement with David J. Langevin.

(ii)	Report on Form 8-K filed on August 7, 2006 concerning the appointment of Marvin B. Rosenberg to the Board of Directors.

(iii)	Report on Form 8-K filed on August 28, 2006 concerning the dismissal of Freedman & Goldberg, P.C. and the simultaneous appointment of UHY, LLP as the independent account for the Company.

(iv)	Report on Form 8-K filed on September 19, 2006 which provided the financial statements and pro forma financial information required in conjunction with the QVM purchase.

(v)	Report on Form 8-K filed on September 20, 2006 which elaborated on the change in registrant’s certifying accountant.

(vi)	Report on Form 8-K filed on September 27, 2006 which further elaborated on the change in registrant’s certifying accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERI-TEK INTERNATIONAL, CORP.

Dated: November 14, 2005	By:	/s/ David H. Gransee
David H. Gransee,
VP, Chief Financial Officer