Form 10-K
period 2006-12-31
Veri-Tek International, Corp.
filed 2007-04-13
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

Commission File No.: 001-32401

VERI-TEK INTERNATIONAL, CORP.

(Exact name of registrant as specified in its charter)

Michigan	42-1628978
(State of incorporation)	(I.R.S. Employer Identification No.)

7402 W. 100th Place Bridgeview, Illinois	60455
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (708) 430-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	American Stock Exchange

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

The aggregate market value of the shares of common stock, no par value (“Common Stock”) held by non-affiliates of the registrant as of June 30, 2006 was approximately $10.6 million based upon the closing price for the Common Stock on the American Stock Exchange on such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock outstanding as of March 28, 2007 was 7,859,875.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2007 Annual Meeting (the “2007 Proxy Statement”) to be filed with the Commission within 120 days after the end of its fiscal year ended December 31, 2006.

PART I

References to the “Company,” “Veri-Tek,” “we,” “our” and “us” refer to Veri-Tek International, Corp., together in each case with our subsidiaries and any predecessor entities unless the context suggests otherwise.

Forward-Looking Statements

When reading this section of this Annual Report on Form 10-K, it is important that you also read the financial statements and related notes thereto. This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements and are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, without limitation: (1) projections of revenue, earnings, capital structure and other financial items, (2) statements of our plans and objectives, (3) statements regarding the capabilities and capacities of our business operations, (4) statements of expected future economic performance and (5) assumptions underlying statements regarding us or our business. Our actual results may differ from information contained in these forward looking-statements for many reasons, including those described below in the section entitled “Item 1A. Risk Factors,” and the following:

(1)	difficulties in implementing new systems, integrating acquired businesses, managing anticipated growth, and responding to technological change;

(2)	the cyclical nature of the markets we operate in;

(3)	increases in interest rates;

(4)	government spending;

(5)	the performance of our competitors;

(6)	shortages in supplies and raw materials;

(7)	our ability to meet financial covenants required by our debt agreements;

(8)	product liability claims, intellectual property claims, and other liabilities;

(9)	the volatility of our stock price;

(10)	future sales of our common stock; and

(11)	the willingness of our stockholders and directors to approve mergers, acquisitions, and other business transactions.

The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. We do not undertake, and expressly disclaim, any obligation to update this forward-looking information, except as required under applicable law.

ITEM 1. BUSINESS OVERVIEW

Historically, the Company has designed, developed and built specialty testing and assembly equipment for the automotive and heavy equipment industries that identifies defects through the use of signature analysis and in-process verification. As the result of two recent acquisitions, we are a leading provider of engineered lifting solutions including boom truck cranes, rough terrain forklifts and special mission oriented vehicles. Through our Manitex subsidiary, we market a comprehensive line of boom trucks and sign cranes. Our boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including roads, bridges and commercial construction. Through our Manitex Liftking subsidiary, we sell a complete line of rough terrain forklifts and special mission oriented vehicles, as well as other specialized carriers, heavy material handling transporters and steel mill equipment. Manitex Liftking’s rough terrain forklifts are used in both commercial and military applications.

Additionally on November 15, 2006, the Company closed a $11.1 million private placement of its common stock and warrants (the “Private Placement”) pursuant to the terms of a securities purchase agreement entered into among the Company and certain institutional investors on November 3, 2006 (the “Securities Purchase Agreement”). Pursuant to the Securities Purchase Agreement, Veri-Tek issued 2,750,000 shares of its common stock. In connection with the Private Placement the Company incurred investment banking fees of $0.8 million and legal fees of approximately $0.1 million. The Company’s net cash proceeds after fees and expenses were $10.3 million. In connection with the Private Placement the Company has filed a Form S-3 Registration Statement to register the securities issued in the Private Placement. The Security and Exchange Commission (“SEC”) is currently reviewing the S-3 Registration Statement and therefore the S-3 Registration Statement has not yet been declared effective.

History

The Company’s predecessor was founded in 1993. In October 2003, our predecessor company was purchased by Veri-Tek International Corp., formerly known as Quantum-Veri-Tek, Inc., a Michigan corporation incorporated on October 17, 2003 and an affiliate of Quantum Value Partners, LP, pursuant to an asset purchase agreement. On February 15, 2005, we completed an initial public offering of 2,875,000 shares of common stock resulting in gross proceeds of $17.3 million.

Historically, we engaged in a single line of business. We designed and manufactured testing and assembly equipment used primarily in the manufacture of driveline components in the automotive and heavy equipment industries. In addition, the Company utilized this technology to provide testing services to original equipment manufacturers and tier 1 suppliers in order to verify the manufacturing process.

The period since the filing of the Company’s 10-K for the fiscal year ended December 31, 2005, has been one of significant strategic change for the Company. In fiscal 2006, we completed two acquisitions that introduced boom trucks, sign cranes and lifting equipment into our operations as a second business segment. For 2006, these two acquisitions generated approximately $40.7 million of revenue and $2.0 million of operating earnings for the Company.

On July 3, 2006, the Company purchased Manitex, Inc. (“Manitex”) through the acquisition of all the membership interests of Quantum Value Management, LLC, an entity owned by certain stockholders (“QVM”). Effective with the Manitex acquisition, we became a leading provider of engineered lift solutions in North America. Manitex, headquartered in Georgetown, Texas designs, manufactures, and markets a comprehensive line of boom trucks, sign cranes and trolley boom unloaders. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration, and infrastructure development including roads, bridges and commercial construction. (See note 17 to our consolidated financial statements)

On November 30, 2006, the Company, through its wholly owned subsidiary, Manitex Liftking, ULC, an Alberta limited liability company (“Manitex Liftking”) completed the acquisition of all of the operating assets of Liftking Industries, Inc. an Ontario, Canada corporation (“Liftking”). The aggregate consideration paid in connection with this acquisition was approximately $7.1 million, which is subject to post-closing working capital adjustment. The consideration paid included cash of $3.3 million, 266,000 exchangeable shares of common stock of Manitex Liftking, valued at $1.0 million and a non-negotiable subordinated promissory note for approximately $2.8 million. (See Note 17 to our consolidated financial statements). Manitex Liftking, headquartered in Woodridge (Toronto), Ontario, manufactures a complete line of rough terrain forklifts and special mission oriented vehicles, as well as other specialized carriers, heavy material handling transporters and steel mill equipment.

Discontinued Operations

On March 29, 2007, our Board of Directors approved a plan to sell our Testing & Assembly Equipment segment in order to focus management’s attention and financial resources on our Lifting Equipment segment. As a result, our Testing & Assembly Equipment segment will be accounted for as a discontinued operation starting with the first quarter of 2007 until its disposition.

In connection with the preparation of our 2006 year-end financial statements, the Board determined that certain assets used in connection with our Testing & Assembly Equipment segment were impaired. Accordingly, we recorded an impairment charge of $6.6 million (See note 26 of our consolidated financial statements). For fiscal 2006, the Testing & Assembly Equipment segment reported revenue of approximately $5.1 million and generated net loss from operations of approximately ($10.2) million.

General Corporate Information

The Company’s principal executive offices are located at 7402 W. 100th Place, Bridgeview, Illinois 60455 and our telephone number is (708) 430-7500. The Company’s website address is www.veri-tek.com. Information contained on our website is not incorporated by reference into this report and such information should not be considered to be part of this report.

Financial Information About Business Segments

The Company’s reportable operating segments consist of the Lifting Equipment segment and Testing & Assembly Equipment segment to reflect how we manage our business. The following table summarizes certain historical financial data for these two operating segments and should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our consolidated financial statements, and the related notes included elsewhere in this report. The summary information for the years ended December 31, 2004 and 2005, which were audited by Freedman & Goldberg, CPA’s, P.C., and for the year ended December 31, 2006, which was audited by UHY LLP, has been derived from our consolidated financial statements, which are included elsewhere in this report. The financial information for the Lifting Equipment segment is included from the date of the respective acquisitions of Manitex on July 3, 2006, and Liftking on November 30, 2006.

The tables below also include the following non-GAAP financial measures: “EBITDA” (earnings before interest, tax, depreciation and amortization) and “Adjusted Operating Income” (operating income before acquisition related amortization of intangibles and cost of sales charge related to write-up of acquired inventory). These non-GAAP terms, as defined by the Company, may not be comparable to similarly titled measures used by other companies. EBITDA and Adjusted Operating Income are not measures of financial performance under generally accepted accounting principles. Items excluded from EBITDA and Adjusted Operating Income are significant components in understanding and assessing financial performance. EBITDA and Adjusted Operating Income should not be considered in isolation or as a substitute for net earnings, operating income and other consolidated earnings data prepared in accordance with GAAP or as a measure of our profitability. A reconciliation of net loss to EBITDA and operating loss to Adjusted Operating Income is provided immediately following the financial tables below.

(In thousands)

	Year ended December 31,
	2006	2005	2004
Net Sales
Lifting Equipment	$40,676	$—	$—
Testing & Assembly Equipment	5,092	7,641	7,929

Total	$45,768	$7,641	$7,929

Operating Earnings
Lifting Equipment	$1,976	$—	$—
Testing & Assembly Equipment(1)	(10,246)	(3,432)	(3,889)

Total	$(8,270)	$(3,432)	$(3,889)

Total Assets
Lifting Equipment	$70,452	$—	$—
Testing & Assembly Equipment	13,392	17,227	11,885

Total	$83,844	$17,227	$11,885

Other Financial Data:

EBITDA(2)
Lifting Equipment	$3,155	$—	$—
Testing and Assembly Equipment(1)	(9,782)	(2,983)	(3,528)

Total	$(6,627)	$(2,983)	$(3,528)

Adjusted Operating Income(3)
Lifting Equipment	$3,214	$—	$—
Testing and Assembly Equipment	(9,970)	(3,156)	(3,613)

Total	$(6,756)	$(3,156)	$(3,613)

(1)	Includes an impairment charge of $6,632 in the Testing & Assembly Equipment segment (See Note 26 to our consolidated financial statements).
(2)	We define EBITDA as income before interest expense (income), income taxes, depreciation and amortization. Our management evaluates and monitors our performance primarily through EBITDA. We use EBITDA because our management believes that this financial measure permits a comparative assessment of our operating performance, relative to our performance based on our GAAP results, while isolating the effects of depreciation and amortization. We provide information relating to EBITDA so that investors have the same data that we employ in assessing our overall operations. In addition, EBITDA is presented because management believes it is frequently used by securities analysts, investors and others in the evaluation of companies in our industry. We believe that trends in our EBITDA are valuable indicators of the operating performance of our Company and of our ability to produce operating cash flow to fund working capital needs, to service debt obligations and to fund capital expenditures.

Reconciliation of GAAP Net Loss to Earnings Before

Interest, Taxes, Depreciation and Amortization (EBITDA)

(In thousands)

	2006	2005	2004
Net loss	$(8,889)	$(2,252)	$(3,454)
Income taxes benefit	(1,326)	(1,084)	(1,770)
Loss before income taxes	(10,215)	(3,336)	(5,224)
Interest Expense	1,969	54	1,335
Interest Income	(39)	(155)	—
Other Expense	15	5
Depreciation	355	153	65
Amortization	1,288	296	296
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$(6,627)	$(2,983)	$(3,528)

(3)	We define “Adjusted Operating Income” as operating income before acquisition related amortization of intangibles and cost of sales charge related to write-up of acquired inventory. Adjusted Operating Income takes into account the following acquisitions: QVM (Manitex) that occurred on July 3, 2006, Liftking that occurred on November 30, 2006 and JCJ that occurred on October 31, 2003. A charge to cost of sales was recorded when a portion of the acquired inventory that was written up to fair market value in connection with the purchase price allocation was sold (See Note 17 to our consolidated financial statements). In order to provide comparability between Veri-Tek and other companies in our industry, we have adjusted operating income to exclude amortization that resulted from our recent acquisitions and cost of sales charges related to the write-up of acquired inventory. Adjusted Operating Income is a useful measure for comparing Veri-Tek to other companies within the manufacturing and distribution industry because we have experienced significant merger and acquisition activity and financial restructurings, which have led to variations among us and other companies in our industry. We believe that Adjusted Operating Income is useful in comparing our results of operations to other companies in our industry that have not recently consummated significant acquisitions, and therefore, do not have similar non-cash expenses.

Reconciliation of GAAP Operating Income (Loss) to Operating Income Before

Amortization of Intangibles and Cost of Sales Charge Related to Write-up of Acquired Inventory

(In thousands)

	2006	2005	2004
Lifting Equipment:
Operating Income	$1,976	$—	$—
Amortization of intangibles	992	—	—
Cost of sales charge related to write-up of acquired inventory	246	—	—
Adjusted Operating Income	$3,214	$—	$—
Testing & Assembly Equipment
Operating Loss	$(10,246)	$(3,432)	$(3,889)
Amortization of intangibles	276	276	276
Adjusted Operating Loss	$(9,970)	$(3,156)	$(3,613)
Total Adjusted Operating Loss	$(6,756)	$(3,156)	$(3,613)

Lifting Equipment Segment

Our Industry and Market Opportunity

The Company’s Lifting Equipment segment is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries. Through its Manitex subsidiary it markets a comprehensive line of boom trucks and sign cranes. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including, roads, bridges and commercial construction. The Manitex Liftking subsidiary sells a complete line of rough terrain forklifts and special mission oriented vehicles, as well as other specialized carriers, heavy material handling transporters and steel mill equipment. Manitex Liftking’s rough terrain forklifts are used in both commercial and military applications. Specialty mission oriented vehicles and specialized carriers are designed and built to meet the Company’s unique customer needs and requirements. The Company’s specialized lifting equipment has met the particular needs of customers in various industries that include utility, ship building and steel mill industries.

Boom Truck

A boom truck is a straight telescopic boom crane outfitted with a hook and winch which is mounted on a standard flatbed commercial (Class 7 or 8) truck chassis. Relative to other lifting equipment, boom trucks provide increased versatility capable of transporting relatively large payloads from site to site at highway speeds. A boom truck is usually sold with outriggers, pads and devices for reinforcing the chassis in order to improve safety and stability. Although produced in a wide range of models and sizes, boom trucks can be broadly distinguished by their normal lifting capability as light, medium, and heavy-cranes. Various models of medium or heavy-lift boom trucks can safely lift loads from 15 to more than 40 tons and operating radii can exceed 100’. Another advantage of the boom truck includes the ability to provide occasional manlift capabilities at a very low cost to height ratio. While it is not uncommon to see a very old boom truck, most replacement cycles seem to trend to seven years.

The Company sells its boom trucks through a network of approximately thirty full service dealers in United States and Canada. A number of our dealers maintain a rental fleet of their own. Boom cranes can be rented for either short or long-term periods.

The market for boom cranes has historically been cyclical. Sales of boom cranes grew from 1992, to a peak, in 1998 of 2,719 units. Since then, the market has experienced periods of declines and recovery. Unit sales were the lowest in 2003 when only 1,445 units were sold. The boom truck industry is currently experiencing a period where the demand for its product is exceeding the industry capacity to produce the product. In 2006, the industry delivered approximately 2,700 units and expects the strong demand to continue into 2007. The Company is the third leading producer of boom trucks in North America with approximately 20% of all unit sales. Market share based on revenues is even higher because the Company’s sales are skewed to boom trucks with higher lifting capacity. Currently, the Company is the only manufacturer to offer a boom truck with lifting capacity that exceeds 40 tons (45 ton model). The Company is working on a boom crane with a lifting capacity of 50 tons that we launched in the first quarter of 2007, and we expect the first deliveries to be made in early part of the second quarter.

Although the Company offers a complete line of boom trucks from light to heavy capacity cranes, we believes it is an advantage to be skewed towards the heavier lifting capacity. The heavier capacity cranes have somewhat higher margins and are believed to be less cyclical. Markets that drive demand for boom trucks include power distribution, oil and gas recovery, and new home construction. The new home construction market, which uses lower capacity cranes, is probably the most cyclical and is where our market share is the lowest. We believe that oil and gas recovery, with the future development of Canadian oil sands, offers the best chance for long-term growth, and is a market where Manitex’s products are well represented.

Sign Cranes

A sign crane is similar to a boom truck in that it is a straight telescopic boom crane mounted on a commercially available chassis, but it differs in application. Whereas a boom truck is primarily utilized as a lifting device and occasionally for manlift applications, the sign crane application is the inverse. It is primarily utilized in manlift applications and occasionally used as a relatively low capacity crane. Historically these cranes possess maximum lifting capacities of three tons and working heights to 140 feet. Only recently has a sign crane been introduced with a maximum capacity of 12 tons. As the primary application revolves around putting people into the air to erect and service signs, the sign crane possesses advanced basket capabilities. Baskets automatically level throughout boom movement, and all utilities necessary to perform erection and service work are provided at the basket. These can include weld leads, gas, air, water and electricity. It is very common for a sign crane to be utilized for 10 to 15 years. Larger fleet replacements seem to be at five years.

Over the last 10 years, there has been significant consolidation among companies erecting and servicing highway signage. Three companies now control the large majority of the business. Each possesses several hundred units in its fleet and none has experienced a purchase cycle over the last several years. Sales to any of these customers are performed on a direct basis and not through a dealer network. Currently, the Company has no contracts to supply sky cranes to any of these three companies.

The Company offers its sign cranes through a network of dealers who sell to family run and small sized business. We are not aware of any centralized reporting agency exists to size this industry, but management estimates a market size of 375 machines. This represents a wholesale market of approximately $30 million when the value of the chassis is excluded and $55 million when included based on Company’s sales, the Company’s believes its market share in this segment is approximately 10%.

Trolley Boom Unloader

A trolley boom unloader is a piece of equipment mounted on a Class 7 or 8 chassis, possessing a straight boom of either fixed length or telescopic orientation. Primary application is the delivery of concrete, precast and masonry supplies to construction sites. Product may then be placed at elevated, ground level or subterranean locations at the preference of the construction crews. A trolley boom is differentiated from a standard crane in that it possesses an under boom trolley, which serves at the lifting device and travels the length of the boom. This feature allows product located very close to the center of rotation to be lifted and unloaded without elevating the boom. Time to unload is reduced, and overhead obstructions are minimized. Capacities are sized around single lifts of various construction materials and are generally of lower capacity than boom trucks.

This very mature industry was initiated in the 1950’s and to this day, remains the most efficient means to rapidly take product from a truck and place it a short distance away from the truck. However, its position in the construction industry has been significantly degraded over the last fifteen years by more flexible complementary equipment including articulating cranes and portable fork lifts.

Sales to this industry occur through a mature distribution network. Regional bias for the product makes it attractive in the Midwest and Northeast. The Company estimates the total annual market for the trolley boom unloaders is estimated between 100-175 units and between $4-$7 million. The Company and one competitor have historically split the market for trolley boom unloaders.

Rough Terrain Forklifts

Manitex Liftking manufactures a complete range of straight mast forklifts with capacities from 6,000 to 50,000 lb. and lift heights from 10 to 32 feet. All Manitex Liftking straight mast forklifts feature exceptional ground clearance, easy access to service points, ergonomic controls and easy operation. Manitex Liftking also produces a series of tag along forklift that mount to trucks with lifting capacity ranging from 4,000 to 6,000 pounds. These mounted forklifts are ideal for bricklaying, landscaping, construction or any other application that requires a forklift to tag along. The forklifts feature an easy to mount system, which allows an operator to securely mount or dismount the forklift quickly.

Manitex Liftking also produces a line of dynaluggers that are specially designed and built to handle heavier loads, with lifting capacities to 30,000 pounds. Dynaluggers are similar to forklifts except they have a boom similar to a crane which is raised and lowered by a hydraulic cylinder. The dynaluggers can be outfitted with either a forklift type or claw type lifting attachment. These strongly built vehicles can be used for a variety of applications, including forestry (pulpwood, saw logs, short wood, tree length, lumber, sawdust and chips), pole handling and pipe handling.

Manitex Liftking also produces a line of four wheel drive telehandlers with telescopic 3-section booms that lift, extend and tilt with lifting capacity to 12,000 pounds. All Manitex Liftking telescopic forklifts have been specially designed for the construction and mining industries to perform on all types of terrain and in all types of weather.

The Company sells its rough terrain forklifts through a network of approximately fifty dealers in the United States and Canada.

Military

Manitex Liftking military forklifts are used worldwide during both periods of conflict and peace. Although Manitex Liftking does not sell directly to government agencies, Manitex Liftking military units are working for national militaries including the United States, Canada, and Britain. All Company military products are sold to the Canadian Commercial Corporation which has direct contracts with various government agencies. The U.S. Department of Defense alone has hundreds of Manitex Liftking vehicles in the Navy, Army and Air Force that they depend on daily. These vehicles range from small shipboard approved forklifts to the biggest articulating, rough-terrain forklift in the world.

Manitex Liftking military forklifts have innovative features that allow them to meet strict military standards and perform in almost any terrain. These features include the patented hydraulically removable counterweight that permits aircraft transportability of the forklift without exceeding the load limits of the aircraft. The water fording capability of some Manitex Liftking vehicles allow continuous operation in water depths of up to 5 feet (1.5 meters), providing true all-terrain operation. The Company believes that these features have helped position Manitex Liftking as the product of choice for rough terrain military forklifts.

All of Manitex Liftking’s shipboard approved vehicles are structurally engineered to withstand a depth charge explosion while on an aircraft carrier, and still be fully operational. The detachable mast and 2-piece operator’s cab on some of Manitex Liftking’s bigger vehicles allow easy disassembly to satisfy height restrictions while being transported by road or rail. Attachments such as fork rollers and standard ISO container handlers further increase the versatility of a Manitex Liftking forklift.

Manitex Liftking’s forklifts are built to exacting military standards including compliance with the quality controls required by ISO 9001. Before being shipped each machine is thoroughly tested on a military approved endurance track located adjacent to Manitex Liftking’s military vehicle manufacturing plant. There are only two test tracks in North America, and Manitex Liftking owns one of them.

Mission Oriented Vehicles and Specialized Carriers

Special mission oriented vehicles and specialized carriers are designed and built to meet the Company’s unique customer needs and requirements. The Company’s specialized lifting equipment has met the particular needs of customers in various industries that include utility, ship building and steel mill.

The transporters, used in ship building, are one example of a specialized carrier built by Manitex Liftking. The ship builder will construct a segment of the hull on our transporter. When the section of the hull is complete, the ship builder will move the section to the already completed portion of the hull and attach it. Manitex Liftking has built transporters capable of transporting 300,000 pounds. The Company has a salesman who sells our specialized products directly to the end customer.

Customers

In 2006, approximately 78%, 6%, and 3% of the Lifting Equipment segment’s revenues were generated by the sales of boom trucks, sky cranes and trolley boom unloaders. The Company started selling rough terrain forklifts, special mission oriented vehicles and specialized carriers on December 1, 2006 with the acquisition of Manitex Liftking. Therefore, revenues for rough terrain forklifts, special mission oriented vehicles and specialized carriers were not significant in 2006.

Since its acquisition in July 2006, the Lifting Equipment segment constituted 89% of the Company’s total revenues in 2006. Two customers, H&E Equipment and Acme Lift accounted for 14% and 11% respectively, of the Lifting Equipment segment’s revenue in 2006. H&E Equipment Service and Acme Lift represented approximately 12% and 10% respectively of the Company’s consolidated revenues in 2006.

Testing & Assembly Equipment Segment

On March 29, 2007, our Board of Directors approved a plan to sell the Testing & Assembly Equipment segment in order to focus management’s attention and financial resources on our Lifting Equipment segment. The activities of the Testing & Assembly Equipment segment that are to be disposed of are identified below.

Industry and Market

Automotive OEMs are under constant pressure from their customers and competitors to improve the quality and performance of their vehicles. Consumers are demanding increased comfort and performance and a quieter ride in their vehicles. In recent years, consumer demand for sport utility vehicles (SUVs), luxury pickup trucks and luxury sedans has increased substantially. These vehicles are often expensive and, while many consumers historically relied on pickup trucks and SUVs primarily for work–related purposes, consumers now use these vehicles for their everyday transportation. Consumers of SUVs and luxury pickup trucks want the driving experience in these vehicles to be similar to that of luxury sedans. Further, consumers of luxury sedans manufactured by domestic OEMs are demanding improved performance similar to that found in sedans manufactured by foreign OEMs. Consumers are also demanding increased fuel economy and reliability in most vehicles on the market.

To improve the quality of vehicle handling and fuel efficiency, OEMs are manufacturing vehicles with more rigid frames and suspensions. While this improves handling, greater rigidity in frames and suspensions leads to more pronounced NVH, (noise, vibration, harshness) as noise and vibration travels easily through a vehicle with a rigid frame and suspension. Reducing NVH in engines, gear systems and powertrains is a significant component of improving vehicle quality and comfort. Historically, OEMs attempted to reduce NVH through the use of dampeners, isolators and other components that mask NVH but add to the weight and cost of the vehicles. Because OEMs want to reduce vehicle weight in order to improve fuel efficiency, OEMs have increased their efforts toward exploring alternative means for reducing NVH without the use of other components. Almost all of the OEMs have established departments of product design experts specifically devoted to addressing NVH in their vehicles.

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

Market Opportunity. The Company’s patented and patent–pending technology has broad practical applications that address improving vehicle quality and reducing NVH while at the same time providing a viable means for reducing their manufacturing and warranty costs. The Company has already integrated this technology into specialty testing equipment that is being implemented directly into our customers’ production lines. This specialty testing equipment enables customers to identify product defects before the manufacturing of those products is completed, which in turn results in improved quality and reduced costs associated with warranty claims.

The Company has attempted to expand its efforts into other business areas such as

•	developing a market in the automotive industry for the Company’s axle testing services;

•	developing a market for precision driveshafts that will enable production which incorporates our S.M.A.R.T.™ (superior manufacturing alleviates redundant testing) manufacturing technology.

To date, the Company has not been successful in penetrating these markets and therefore sales of testing and assembly equipment presently comprise the majority of the Segment’s revenues.

Specialty Equipment

The Company designs, develops, and builds specialty testing and assembly equipment for the automotive and heavy equipment industries that identifies product defects and production problems early in our customers’ manufacturing process. The specialty equipment identifies defects through the use of signature analysis and in-process verification. Signature analysis is a testing process that analyzes the properties of a product and compares those properties to established criteria, or a baseline, to determine whether the properties of the product being analyzed deviate from the established criteria. Signature analysis essentially emulates human craftsmanship without the difficulties of finding highly skilled and trained individuals to work on assembly lines. The use of signature analysis during the manufacturing and assembly process is called in–process verification. By applying in–process verification, defects in products can be identified and corrected before manufacturing and assembly is completed, resulting in fewer defective pieces, less scrap, less wasted production time and, therefore, lower manufacturing costs. The Company has optimized signature analysis for the production line and this optimized signature analysis and in–process verification are incorporated in all of our patents, developments, equipment and manufacturing processes. The Testing & Assembly Equipment segment distributes specialty machinery directly to customers or performs testing services from our testing laboratories located in Wixom, Michigan.

Optimized signature analysis is incorporated into the VT–1000 and VT–2000 systems. The VT–1000 or the VT–2000 is the core computer system in all of the equipment the Company builds. The Company introduced the VT–1000, which received the Leading Edge Technology award from the Michigan Technology Council, in 1993. The next generation of the VT–1000 is the VT–2000, which was introduced in 2004. These systems combine conventional computers and powerful Digital Signal Processing computers, enabling them to process and interpret significant amounts of data. The technology in the VT–1000 and VT–2000 can determine not only whether a product’s properties deviate from established criteria but also the amount of deviation

When installed in our specialty equipment, the VT–1000 and VT–2000 systems identify product and process anomalies, particularly NVH (noise, vibration, harshness), in engines, gear systems and powertrains. The Company modifies the software and hardware in the VT–1000 and VT–2000 systems so our specialty equipment is specifically tailored to meet a customer’s particular testing needs.

The Company currently manufactures specialty equipment addressing NVH as well as specialty equipment used to test heavy–duty diesel engines. The Company’s NVH specialty equipment includes:

VETAG Axle Test Equipment. VETAG (Veri-Tek Energy Testing and Analyses for Gears) axle test equipment tests axles and axle sub–assemblies during manufacturing for NVH. This equipment incorporates our patented VETAG technology, which measures acceleration and velocity in the powertrain system, tracks NVH and isolates NVH to the component source. The resulting data can be used by customers to improve their manufacturing processes and product quality. A significant customer is currently using our VETAG technology on several of its axle production lines, and the Company believes that our VETAG technology has been tested by or used in some capacity by most of the other major axle manufacturers in North America.

Virtual Balancing Equipment. NVH can occur when a vehicle’s rotating components, including axles, are out of balance. The Company’s newest specialty equipment, a line of precision balancers for axles called virtual balancing equipment, addresses this problem. Conventional balancers are attached to an axle to measure the axle’s imbalance; however, the attachment of the balancer to the axle alters the movement of the axle. Our virtual balancing equipment analyzes the motion of the axle not by attaching to the axle but by analyzing data produced by the axle as it spins and balancing the axle based on an analysis of this data.

Half Shaft Production Testers. Half shafts are used on all vehicles with front wheel drive or independent rear suspension. Half shaft production testers test and verify all critical parameters of half shafts.

Engine Equipment. The Company also builds specialty equipment for use by manufacturers of heavy–duty diesel engines. Engine assembly products monitor and verify critical engine performance parameters and focus on performance and emissions improvement. Additional products focus on improving the engine’s reliability and eliminating warranty issues, while reducing the need for or cost of a final test, a significant expense in the production of a heavy–duty engine.

Manufacturing Operations

The Company has built driveshaft manufacturing equipment for several customers, and in late 2006 completed its own low volume precision drive shaft manufacturing production line in an attempt to secure orders. However, the Company has not yet derived any material revenues from driveshaft manufacturing.

Customers and Markets

Sales of our specialty equipment accounted for approximately 85%, 83%, and 87% of our Testing & Assembly Equipment segment revenues in the fiscal years ended December 31, 2006, 2005 and 2004, respectively. We have not generated significant revenues to date from providing axle testing services or manufacturing driveshafts. We have sold our specialty equipment to customers in both the automotive and heavy equipment industries in the United States, Korea and Brazil. Our automotive customers include domestic Tier 1 suppliers, such as Visteon, Dana and American Axle Manufacturing and foreign Tier 1 suppliers such as Hyolim, KASCO, and Dae Seung.

In 2006, automotive and heavy truck customers accounted for substantially all of the Company’s revenue. Three customers accounted for 44%, 14%, and 10% of Testing & Assembly Equipment segment revenue for 2006. Three customers accounted for 19%, 18%, and 17% of Testing & Assembly Equipment segment revenue for 2005. In 2004, three customers accounted for 36%, 24%, and 17% of Testing & Assembly Equipment segment revenue, respectively. None of the aforementioned Testing and Assembly Equipment customers account for 10% or greater of total Company 2006 consolidated revenues.

Raw Materials

The Lifting Equipment segment both purchases and fabricates components used in production. Manitex fabricates cranes which are mounted on truck chassis, which are either purchased by the Company or supplied by the customer. The Company purchases steel and a variety of machined parts and subassemblies including weldments, cylinders, winches, and cables. Manitex Liftking builds rough terrain forklifts, and other specialized carriers. Manitex Liftking fabricates its own cylinders, masts, and frames using quality steel and the most modern technology. Manitex Liftking purchases engines, transmissions, axles, tires and rims.

Lead times for our components vary from several weeks to many months. The Company is vulnerable to an interruption of supply in instances when only one supplier has been qualified and qualification and supply source changes can exceed a year. The Company has been working on qualifying secondary sources to assure supply and to reduce costs. The degree to which our supply base can respond to changes in the market demand directly affects our ability to increase production and the Company attempts to maintain some additional inventory in order to react to unexpected increases in demand. Recently, the Company’s crane production at times has been constrained by the ability of the weldments supplier to deliver sufficient quantities when needed.

The Testing & Assembly Equipment segment purchases a wide variety of materials used in manufacture of specialty equipment including: steel, iron, granite composite, precious group metals, aluminum, resin, copper and lead. The Company believes it has strong relationships with a sufficient number of suppliers to ensure a reliable supply of material and components will available as needed.

Patents and Trademarks

The Lifting Equipment segment protects its trade names and trademarks through registration. Its technology consists of bill of materials, drawings, plans, vendor sources and specifications and although the segment’s technology has considerable value, it does not generally have patent protection. Competitors will occasionally patent a unique feature; however, the broader technology does not have patent protection. The segment has (on rare occasions) filed for patent protection on a specific feature. In the future, the segment will seek patent protection on any new design features believed to present a significant future benefit by filing.

The Testing & Assembly Equipment segment holds a number of United States patents that cover more than 300 patent claims, and presently has additional patent applications pending. The Company’s United States patents do not begin to expire 2018.

The Testing & Assembly Equipment segment generally seeks patent protection for all technology, inventions and improvements that are of commercial importance to the development of our business, except in circumstances where we believe it is preferable to maintain such technology or invention as a trade secret. Protection of our intellectual property is a strategic priority for our business and we intend to vigorously protect our patents and other intellectual property.

In order to protect the confidentiality of this intellectual property, we require substantially all of our Testing & Assembly Equipment segment employees, consultants, advisors and collaborators to enter into confidentiality agreements prohibiting the use or disclosure of confidential information and requiring that they assign to us all developments, discoveries and inventions made by them in connection with their work for us.

Seasonality

Traditionally, the Lifting Equipment segment peak buying periods are in the first half of a calendar year as a result of their need to have new equipment available for the spring, summer and fall construction season. The boom truck industry operated at full capacity during 2006 and is expected to operate at full capacity again in 2007. Seasonality is reduced when the industry is operating at full capacity.

The segment’s military, special mission oriented vehicles and specialized carriers business is dependent on the receipt of customers’ orders. The timing of customer orders can be expected to result in fluctuations in revenues from period to period. The expected fluctuations, however, are not of seasonal nature.

The Testing & Assembly Equipment segment historically has not reflected cyclical or seasonal fluctuations in revenues and operating income that are typical in the automotive and heavy equipment industries because the Company has historically sold specialty equipment used to test their products and our customers need to test their products regardless of the number of products they produce or the number of vehicles that are sold. The Testing & Assembly Equipment segment sells complex equipment which may cost from several hundred thousand dollars to more than a million dollars. Period to period revenues in the future could fluctuate significantly due the timing of customer orders.

Competition

The Lifting Equipment industry is generally highly competitive. The Company competes based on product design, quality of products and services, product performance, maintenance costs and price. Several competitors have greater financial, marketing, manufacturing and distribution resources than we do.

Military forklifts, special mission oriented vehicles and specialized carriers are highly engineered products and, therefore, only face limited competition.

The Company’s boom cranes compete with cranes manufactured by National Crane, Terex, Weldco Beales, Elliott and Altec. The Company’s sky cranes compete with cranes manufactured by Elliott, Wilke, and Radocy. Steel Master, with 50% of the market, is the only major competitor that produces trolley boom unloaders.

The Company competes with Case New Holland, Sellick, Harlo, Manitou, Mastercraft, and Load Lifter in selling rough terrain forklifts.

In manufacturing specialty equipment for manufacturers of heavy–duty diesel engines, we compete with Ingersoll–Rand Company, ABB, Ltd. and Thyssen Krupp AG. While we are not aware of any other company performing testing services using an automated process such as ours, our potential customers perform their own testing on their products and, therefore this segment’s business is dependent on our ability to convince these customers to outsource their testing needs.

Backlog

The Lifting Equipment segment backlog at December 31, 2006 was approximately $60.4 million, compared to a backlog of approximately $47.6 million at December 31, 2005.

The Testing & Assembly Equipment segment order backlog at December 31, 2006 for specialty equipment was approximately $0.4 million, compared to backlog of $4.7 million at December 31, 2005. Although the backlog consists of firm purchase orders, the level of backlog at any particular time is not necessarily indicative of future sales. Given the nature of our relationships with customers, we may allow customers to cancel or reschedule deliveries (with a penalty) and therefore backlog is not a meaningful indicator of future financial results.

Research and Development

The estimated amount spent during each of the last three fiscal years on company-sponsored research and development activities was $0.2 million, $0.5 million, and $1.6 million for 2006, 2005, and 2004, respectively. Research and development expenses will continue to decline with the Company focusing its efforts in the production of lifting equipment.

Geographic Information

For the years ended December 31, 2006, 2005 and 2004, approximately $9.5 million, $5.1 million, and $1.5 million, respectively, of revenue was derived from sales outside the United States, of which $1.5 million, $2.5 million, and $0.3 million, respectively, was derived from Korea, $ 0.6 million , $1.2 million, and $1.2 million, respectively, was derived from Mexico, and $2.3 million , $1.4 million, and $0.0 million, respectively, was derived from Brazil. For the year ended December 31, 2006, sales derived from Canada was $4.5 million, $0.4 million from China, and $0.2 million from other various countries outside the United States.

The percentage of our revenue by country for the past three years is as follows:

	2006	2005	2004
United States	80%	33%	81%
Canada	10	—	—
Brazil	5	19	—
Korea	3	33	4
Mexico	1	15	15
China	1	—	—

	100%	100%	100%

(See Note 16 to our consolidated financial statements for information on the basis for attributing revenues from external customers to individual countries and is hereby incorporated by reference into this Part I, Item 1.)

Employees

As of December 31, 2006, the Company had 279 employees. The Company has not experienced any work stoppages and anticipates continued good employee relations. No employees are currently represented by labor unions or covered by collective bargaining agreements.

Governmental Regulation

The Company is subject to various governmental regulations, such as environmental regulations, employment and health regulations, and safety regulations. We have various internal controls and procedures designed to maintain compliance with these regulations. The cost of compliance programs is not material, but is subject to additions to or changes in federal, state or local legislation or changes in regulatory implementation or interpretation of government regulations.

ITEM 1A. RISK FACTORS

Risks Related to Our Operations

You should carefully consider the following risks, together with the cautionary statement under the caption “forward-looking statements” and the other information included in this report. The risks described below are not the only ones the Company faces. Additional risks that are currently unknown to the Company or that the Company currently considers to be immaterial may also impair its business or adversely affect the Company’s financial condition or results of operations. If any of the following risks actually occurs, the Company’s business, financial condition or results of operation could be adversely affected.

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

In addition, while overall economic growth has slowed, business investment and manufacturing continue to perform strongly. If interest rates continue to rise, it becomes more costly for the Company’s customers to borrow money to pay for the equipment they buy from the Company. Should the U. S. Federal Reserve Board decide to increase rates, prospects for business investment and manufacturing could deteriorate sufficiently and impact sales opportunities.

The Company’s level of indebtedness reduces financial flexibility and could impede our ability to operate.

As of December 31, 2006, the Company’s long term debt was $36.1 million and includes: a line of credit, notes payable and capital lease obligations.

Our level of debt affects our operations in several important ways, including the following:

•	a significant portion of our cash flow from operations is likely to be dedicated to the payment of the principal and interest on our indebtedness;

•	our ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions may be limited;

•	we may be unable to refinance our indebtedness on terms acceptable to us or at all;

•	our cash flow may be insufficient to meet our required principal and interest payments; and

•	we may be unable to obtain additional loans as a result of covenants and agreements with existing debt holders.

The Company may require additional funding, which may not be available on favorable terms or at all.

Our future capital requirements will depend on the amount of cash generated by our operations. Our projections of cash flow from operations and, consequently, future cash needs are subject to substantial uncertainty.

The Company is actively seeking additional sources of capital and seeking to restructure and/or modify existing indebtedness. The amount of funding that we seek and the timing of such fundraising efforts will depend on the extent to which we are able to increase revenues and the extent to which we can restructure or modify our debt. We cannot guarantee that adequate funds will be available when needed, and if we do not receive sufficient capital, we may be required to alter or reduce the scope of our operations. If we raise additional funds by issuing equity securities, existing stockholders may be diluted.

The Lifting Equipment segment of our business is substantially dependent on the level of capital expenditures in the oil and gas industry and lower capital expenditures will adversely affect the results of its’ operations.

The demand for the equipment produced and sold by our Lifting Equipment segment depends on the condition of the oil and gas industry and, in particular, on the capital expenditures of companies engaged in the exploration, development, and production of oil and natural gas. Capital expenditures by these companies are influenced by the following factors:

•	the oil and gas industry’s ability to economically justify placing discoveries of oil and gas reserves in production;

•	the oil and gas industry’s need to clear all structures from the lease once the oil and gas reserves have been depleted;

•	weather events, such as major tropical storms;

•	current and projected oil and gas prices;

•	the abilities of oil and gas companies to generate, access and deploy capital;

•	exploration, production and transportation costs;

•	the discovery rate of new oil and gas reserves;

•	the sale and expiration dates of oil and gas leases and concessions;

•	local and international political and economic conditions;

•	the ability or willingness of host country government entities to fund their budgetary commitments; and

•	technological advances.

Historically, prices of oil and natural gas and exploration, development and production have fluctuated substantially. A sustained period of substantially reduced capital expenditures by oil and gas companies will result in decreased demand for the equipment produced by our Lifting Equipment segment, low margins, and possibly net losses.

If we are unable to realize the value of our receivable from GT Distribution, it could adversely affect our financial condition.

In connection with our purchase of the membership interests of QVM, LLC, we acquired a receivable from GT Distribution, LLC, an entity that is owned, in part, by our Chief Executive Officer. The outstanding balance on such receivable was approximately $4.7 million as of December 31, 2006. As of March 30, 2007, GT Distribution had liabilities that substantially exceeded its assets (see Note 3 to our consolidated statements). On March 29, 2007, we entered into a non-binding letter of intent to purchase all of the assets constituting the Noble Fork Lift product line of GT Distribution, LLC in exchange for the Company’s carrying amount of its accounts receivable from GT Distribution as of the closing. The consummation of the transaction is subject to, among other things, negotiation of a definitive agreement, the Company’s completion of due diligence regarding the assets, and the Company’s receipt of a fairness opinion on the terms and conditions of any final agreement as it relates to the transaction. There is no assurance that the Company will consummate the acquisition of the Noble Fork Lift product line or that such acquisition will allow the Company to realize the full value of its receivable, if consummated. If the Company is unable to consummate the acquisition on acceptable terms, it may not realize full value of its receivable from GT Distribution, which could have a material adverse effect on the Company’s financial condition.

The Company’s business is sensitive to government spending.

Many of the Company’s customers depend substantially on government spending, including highway construction and maintenance and other infrastructure projects by U.S. federal and state governments and governments in other nations. Any decrease or delay in government funding of highway construction and maintenance, other infrastructure projects could cause the Company’s revenues and profits to decrease.

The Company is subject to currency fluctuations.

Company revenues are generated in U.S. dollars and Canadian dollars while costs incurred to generate revenues are only partly incurred in the same currencies. Since our financial statements are denominated in U.S. Dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings.

The Company operates in a highly competitive industry and the Company is particularly subject to the risks of such competition.

The Company competes in a highly competitive industry and the competition which the Company encounters has an effect on its product prices, market share, revenues and profitability. Because certain competitors have substantially greater financial, production, research and development resources and substantially greater name recognition than the Company, the Company is particularly subject to the risks inherent in competing with them and may be put at a competitive disadvantage. To compete successfully, the Company’s products must excel in terms of quality, price, product line, ease of use, safety and comfort, and the Company must also provide excellent customer service. The greater financial resources of the Company’s competitors may put it at a competitive disadvantage. If competition in the Company’s industry intensifies or if the Company’s current competitors enhance their products or lower their prices for competing products, the Company may lose sales or be required to lower its prices. This may reduce revenue from the Company’s products and services lower its gross margins or cause the Company to lose market share. The Company may not be able to differentiate our products from those of competitors, successfully develop or introduce less costly products, offer better performance than competitors or offer purchasers of our products payment and other commercial terms as favorable as those offered by competitors.

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

The Company is dependent upon third-party suppliers, making us vulnerable to supply shortages.

The Company obtains materials and manufactured components from third-party suppliers. Any delay in the Company’s suppliers’ abilities to provide the Company with necessary materials and components may affect the Company’s capabilities at a number of our manufacturing locations, or may require the Company to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting the Company’s suppliers including capacity constraints, labor disputes, the impaired financial condition of a particular supplier, suppliers’ allocations to other purchasers, weather emergencies or acts of war or terrorism. Specifically, the Company has recently had difficulty in obtaining some necessary components. Any delay in receiving supplies could impair the Company’s ability to deliver products to customers and, accordingly, could have a material adverse effect on business, results of operations and financial condition.

In addition, the Company purchases material and services from suppliers on extended terms based on the Company’s overall credit rating. Negative changes in the Company’s credit rating may impact suppliers’ willingness to extend terms and increase the cash requirements of the business.

The Company has debt outstanding and must comply with restrictive covenants in its debt agreements.

The Company’s existing debt agreements contain a number of significant covenants which may limit its ability to, among other things, borrow additional money, make capital expenditures, pay dividends, dispose of assets and acquire new businesses. These covenants also require the Company to meet certain financial tests. The Company is currently in compliance with all active covenants. A default, if not waived by the Company’s lenders, could result in acceleration of the Company’s debt and possibly bankruptcy.

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

The Company has completed two acquisitions. The successful integration of new businesses depends on the Company’s ability to manage these new businesses and cut excess costs. While the Company believes it has successfully integrated these acquisitions to date, the Company cannot ensure that these acquired companies will operate profitably or that the intended beneficial effect from these acquisitions will be realized. Further, in connection with acquisitions, the Company may need to consolidate or restructure its acquired or existing facilities, which may require expenditures for severance obligations related to reductions in workforce and other charges resulting from the consolidations or restructurings, such as write-down of inventory and lease termination costs.

If the Company is unable to manage anticipated growth effectively, the business could be harmed.

If the Company fails to manage growth, the Company’s financial results and business prospects may be harmed. To manage the Company’s growth and to execute its business plan efficiently, the Company will need to institute operational, financial and management controls, as well as reporting systems and procedures. The Company also must effectively expand, train and manage its employee base. The Company cannot assure you that it will be successful in any of these endeavors.

Other companies might claim that the Company infringes their intellectual property rights, which could cause the Company to incur significant expenses or prevent the Company from selling its technology.

Although the Company is not aware of any claims that it infringes anyone’s intellectual property rights, the Company’s success depends, in part, on our ability to operate without infringing valid, enforceable patents or proprietary rights of third parties or breaching any licenses that may relate to our technology and products. Future patents issued to third parties, however, could contain claims that conflict with the Company’s patents and that compete with its products and technologies, and third parties could assert infringement claims against the Company. Any litigation or interference proceedings, regardless of their outcome, may be costly and may require significant time and attention of the Company’s management and technical personnel. Litigation or interference proceedings could also force us to:

•	stop or delay using the Company’s technology;

•	stop or delay the Company’s customers from selling, manufacturing or using products that incorporate the challenged intellectual property;

•	pay damages; or

•	enter into licensing or royalty agreements that may be unavailable on acceptable terms.

Any of these events could have adverse effects on the Company’s results of operations and could damage the Company’s business.

The Company may be unable to effectively respond to technological change, which could have a material adverse effect on the Company’s results of operations and business.

The market for the Company’s products is characterized by rapidly changing technology. The Company’s future success will depend upon the Company’s ability to enhance its current products and to develop and introduce new products that keep pace with technological developments and evolving industry standards and respond to changes in customer requirements. If the Company fails to anticipate or respond adequately to technological developments and customer requirements, or experiences significant delays in product development or introduction, the Company’s business, results of operations and financial condition will be negatively affected.

Risks Relating to our Common Stock

The Company’s principal shareholders, executive officers and directors hold a significant percentage of the Company’s common stock, and these shareholders may take actions that may be adverse to your interests.

The Company’s principal shareholders, executive officers and directors beneficially own, in the aggregate, approximately 21% of the Company’s common stock as of March 24, 2007. As a result, these shareholders, acting together, will be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations, sales and purchases of assets. They also could dictate the management of the Company’s business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent you from receiving a premium in such a transaction.

The price of our common stock is highly volatile.

The trading price of the Company’s common stock is highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond the Company’s control, including:

•	the degree to which the Company successfully implements its business strategy;

•	actual or anticipated variations in quarterly or annual operating results;

•	changes in recommendations by the investment community or in their estimates of the Company’s revenues or operating results;

•	speculation in the press or investment community;

•	strategic actions by the Company’s competitors;

•	announcements of technological innovations or new products by the Company or competitors; and

•	changes in business conditions affecting the Company and its customers.

The market prices of securities of companies without consistent product revenues and earnings have historically been highly volatile. This volatility has often been unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been brought against the company. If a securities class action suit is filed against the Company, whether or not meritorious, the Company would incur substantial legal fees and the Company’s management’s attention and resources would be diverted from operating the business in order to respond to the litigation.

Future sales of our common stock could depress our stock price.

Sales of a large number of shares of the Company’s common stock, or the availability of a large number of shares for sale, could adversely affect the market price of the Company’s common stock and could impair the Company’s ability to raise funds in additional stock offerings. Approximately 5,109,875 of the Company’s shares are eligible for sale in the public market, approximately 3,805,984 of which are subject to applicable volume limitations and other restrictions set forth in Rule 144 under the Securities Act.

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

The Company’s Articles of Incorporation and Amended and Restated Bylaws and Michigan law could make it more difficult for a third party to acquire the Company, even if doing so would be beneficial to you. These provisions could discourage potential takeover attempts and could adversely affect the market price of the Company’s shares. Because of these provisions, you might not be able to receive a premium on your investment. These provisions:

•

authorize the Company’s Board of Directors, with approval by a majority of its independent Directors but without requiring shareholder consent, to issue shares of “blank check” preferred stock that could be issued by the Company’s Board of Directors to increase the number of outstanding shares and prevent a takeover attempt;

•	limit our shareholders’ ability to call a special meeting of the Company’s shareholders; and

•	limit the Company’s shareholders’ ability to amend, alter or repeal the Company bylaws.

Any of the provisions described above could delay or make more difficult transactions involving a change in control of the Company or its management

ITEM 1B. UNRESOLVED STAFF COMMENTS

No reportable items.

ITEM 2. PROPERTIES

The Company’s executive suites are located at 7402 W. 100th Place, Bridgeview, Illinois 60455. The Company’s Lifting Equipment segment has two principal operating plants. The Company builds boom cranes, sign cranes and trolley boom unloaders in its 188,000 square foot leased facility located in Georgetown, Texas. The Company builds rough terrain forklifts and special mission oriented vehicles, as well as other specialized carriers in its 85,000 square foot leased facility located in Woodbridge, Ontario. The Company’s Testing & Assembly Equipment segment leases a 27,072 square foot manufacturing and research facility in Wixom, Michigan.

The Company’s executive suites are being provided to us by a company controlled by our Chief Executive Officer without charge. The Company believes that similar space (approximately 1,000 square feet) in the Chicago area is readily available at prices that would not increase operating expenses significantly.

The Company believes that its facilities are suitable for its business and will be adequate to meet our current needs.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings, including product liability and workers’ compensation matters which have arisen in the normal course of operations. The Company has product liability insurance with self insurance retention that ranges from fifty thousand to $1 million. Certain cases are at a preliminary stage, and it is not possible to estimate the amount or timing of any cost to the Company. However, the Company does not believe that these contingencies, in the aggregate, will have a material adverse effect on the Company. When it is probable that a loss has been incurred and possible to make a reasonable estimate of the Company’s liability with respect to such matters, a provision is recorded for the amount of such estimate or the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted for a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Company’s Common Stock

The Company’s common stock began trading on the American Stock Exchange under the symbol VCC on February 15, 2005. No public market for the Company’s securities existed prior to that date. The following table sets forth the range of high and low closing prices for the common stock for the indicated periods of public trading:

Price Range of Common Stock

2006	High	Low
First Quarter	$5.80	$3.02
Second Quarter	4.84	2.61
Third Quarter	4.15	3.09
Fourth Quarter	$5.67	$3.50

2005	High	Low
First Quarter (beginning February 15, 2005)	$6.90	$6.15
Second Quarter	6.60	5.90
Third Quarter	7.05	5.95
Fourth Quarter	$6.50	$5.65

Number of Common Stockholders

As of March 28, 2007, there were approximately 29 record holders of the Company’s common stock.

Dividends

During the fiscal years ended December 31, 2006 and 2005, the Company did not declare or pay any dividends on its common stock and does not intend to pay any cash dividends in the foreseeable future. Furthermore, the terms of our credit facility do not allow us to declare or pay dividends without the prior written consent of the lender.

Performance Graph

The following stock performance graph is intended to show our stock performance compared with that of comparable companies. The stock performance graph shows the change in market value of ten thousand dollars invested in our Common Stock, the Russell 2000 Index and two peer group of comparable companies (Construction Equipment Index and the Specialty Equipment Index) for the period commencing February 14, 2005 (the date of our initial public offering) through December 31, 2006. The cumulative total stockholder return assumes dividends are reinvested. The stockholder return shown on the graph below is not indicative of future performance.

In 2006 a new index, the Construction Equipment Index, was developed. The Construction Equipment Index consists of the following companies, which are in similar lines of business to Veri-Tek International Corp.: A.S.V. Inc., Lindsay Corporation, Gehl Co., Gencor Industries Inc., and Alamo Group, Inc. In last year’s proxy statement, an entirely different group of peer companies was used to compute the custom index (Specialty Equipment Index). A new Construction Equipment Index consisting of a new peer group of companies was developed as the nature of Veri-Tek operations is dramatically different than they were in 2005. In 2005, Veri- Tek had only one line of business which focused on designing and manufacturing testing and assembly equipment for the automotive and heavy equipment industries. In 2006, Veri-Tek completed two acquisitions.

The acquired businesses manufacture various types of lifting equipment, i.e., boom trucks (cranes), sky cranes, rough terrain forklifts, specialized carriers, heavy material handling transports and special mission oriented vehicles. Acquisitions accounted for as purchases have been included in the Company’s results from their respective dates of acquisition, July 3, 2006 for the QVM acquisition and November 30, 2006 for the Manitex Liftking acquisition. In 2006, approximately 90% of the Company’s reported revenues were generated by the Lifting Equipment segment.

In 2005, the Specialty Equipment Index was selected by the Company because the companies included therein engaged in the manufacturing of either specialty industry machinery or measuring and controlling devices, with applications for the automotive industries and with market capitalizations similar to that of the Company. The Peer Group Index consists of Adept Technology, Amtech Systems, Inc., Perceptron, Inc., SmarTire Systems, Inc., FARO Technologies, QualMark Corp., Quipp, Inc., CVD Equipment, and Profile Technologies. The Peer Group Index closely approximates Veri-Tek’s peer group in range of products provided, target industries and market capitalization in 2005. As stated above, approximately 90% of the Company’s 2006 revenues are related to the Company’s Lifting Equipment segment. As such, the Company no longer believes the Specialty Equipment Index is representative of its current business. The Index has been included in the performance graph to provide an historic prospective.

CUMULATIVE TOTAL RETURN

Based upon an initial investment of $10,000 on February 14, 2005 with dividends reinvested

	February 14, 2005	December 31, 2005	December 31, 2006
Veri-Tek	$10,000	$9,833	$9,033
Russell 2000 Index	$10,000	$10,602	$12,404
Specialty Equipment (9 stocks)	$10,000	$10,218	$10,827
Construction Equipment (5 stocks)	$10,000	$10,388	$11,723

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

Veri-Tek, Inc., as it existed prior to the October 31, 2003 acquisition by QuantumVeri-Tek, Inc., is referred to as “Predecessor.” Veri-Tek, as it existed on and after October 31, 2003, is referred to as “Successor.” The combined selected financial information for the Successor and Predecessor as of the year ended December 31, 2003 was derived from our unaudited financial statements which, in the opinion of management, reflect all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States, the information for that period. The Company implemented a 300-for-1 stock split with respect to its shareholders of record on July 21, 2004, which resulted in the Company having 3,000,000 shares issued and outstanding on such date. The Company implemented a 1-for-3.730879244 reverse stock split to its shareholders of record on February 7, 2005, which resulted in the Company having 804,100 shares issued and outstanding on such date. All share and per share amounts have been restated to retroactively reflect the stock splits for all periods in which the Successor is presented.

	Predecessor			Successor
	2002	Period from January 1- October 31, 2003	Period from November 1- December 31, 2003	Year Ended December 31, 2003(3)	Year Ended December 31, 2004	Year Ended December 31, 2005	Year Ended December 31, 2006
				(unaudited)
	(In Thousands of Dollars, except share data)
Revenue	$6,263	$7,420	$967	$8,387	$7,929	$7,641	$45,768
Cost of sales	2,281	3,499	702	4,201	6,460	7,405	41,646
Gross margin	3,982	3,921	265	4,186	1,469	236	4,122
Research and development expenses	1,843	1,248	394	1,642	1,572	456	209
Selling, general and administrative expenses	1,855	1,609	324	1,933	3,786	3,212	6,251
Impairment of Long Lived Assets	—	—	—	—	—	—	5,932
Operating profit (loss)	284	1,064	(453)	611	(3,889)	(3,432)	(8,270)
Interest expense, net	(235)	(194)	(232)	(426)	(1,335)	101	(1,930)
Other Income (Expense)	—	—	—	—	—	(5)	(15)
Total other income (expense)	(235)	(194)	(232)	(426)	(1,335)	96	(1,945)
Earnings (Loss) before taxes	49	870	(685)	185	(5,224)	(3,336)	(10,215)
Income tax expense (benefit)(1)	—	—	(232)	(232)	(1,770)	(1,083)	(1,326)
Net income (loss)	49	870	(453)	417	(3,454)	(2,252)	(8,889)
Earnings (loss) per share:
Basic	$490	$8,700	$(0.56)	N/A (4)	$(4.30)	$(0.52)	$(1.66)
Diluted	$490	$8,700	$(0.56)	N/A (4)	$(4.30)	$(0.52)	$(1.66)
Shares used to calculate Earnings Per Share:
Basic	100	100	804,100	N/A (4)	804,100	4,339,649	5,346,225
Diluted	100	100	804,100	N/A (4)	804,100	4,339,649	5,346,225
Cash flow provided by (used in):
Operations	2,292	(153)	(345)	(698)	(1,993)	(4,343)	445
Investing activities	(235)	(79)	(6,003)	(6,082)	(228)	(1,689)	(3,950)
Financing activities(2)	(2,050)	222	6,348	6,570	2,227	8,051	2,047
Consolidated Balance Sheet Data:
Cash and cash equivalents	11	—	—	—	6	2,025	615
Working capital	746	1,100	716		(3,320)	6,588	16,793
Total Assets	5,461	6,623	11,346		11,886	17,227	83,844
Long-term obligations, net of current portion	1,511	1,504	6,100		7,175	—	45,059
Shareholders equity (deficiency)	(196)	184	(353)		(3,809)	16,171	18,440

(1)	The Predecessor was a subchapter S corporation and therefore did not record income tax expense or benefit.
(2)	The Predecessor was a subchapter S corporation. Cash flow from financing activities includes distributions to the shareholder of the Predecessor.
(3)	The combined financial information presented represents the sum of the January 1, 2003 through October 31, 2003 period for the Predecessor and the November 1, 2003 through December 31, 2003 period for the Successor. No adjustments have been made to this data.
(4)	Not applicable because the Successor was created on October 18, 2003 and has a different capital structure than the Predecessor.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of continuing operations should be read in conjunction with the Company’s financial statements and notes, and other information thereto included elsewhere in this Report.

FORWARD-LOOKING STATEMENTS

When reading this section of this Annual Report on Form 10-K it is important that you also read the financial statements and related notes thereto. This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements and are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward - looking statements. Forward-looking statements in this Annual Report on Form 10-K include, without limitation: (1) projections of revenue, earnings, capital structure and other financial items, (2) statements of our plans and objectives, (3) statements regarding the capabilities and capacities of our business operations, (4) statements of expected future economic performance and (5) assumptions underlying statements regarding us or our business.

It is important to note that our actual results could differ materially from those included in such forward-looking statements due to a variety of factors including: (1) the cyclical nature of the markets we operate in; (2) increases in interest rates; (3) government spending; (4) the performance of our competitors; (5) shortages in supplies and raw materials; (6) our ability to meet financial covenants required by our debt agreements; (7) product liability claims, intellectual property claims, and other liabilities; (8) difficulties in implementing new systems, integrating acquired businesses, managing anticipated growth, and responding to technological change; (9) the volatility of our stock price; (10) future sales of our common stock; (11) the willingness of our stockholders and directors to approve mergers, acquisitions, and other business transactions; and (12) other risks described above in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K.

The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. We do not undertake, and expressly disclaim, any obligation to update this forward-looking information, except as required under applicable law.

OVERVIEW

The period since filing of the 2005 10-K has been one of significant strategic change for the Company. Prior to July 3, 2006, Veri-Tek International Corp. and its subsidiaries (the “Company”) had a single line of business. The Company designed and manufactured testing and assembly equipment used primarily in the manufacture of driveline components in the automotive and heavy equipment industries. In addition, the Company utilized this technology to provide testing services to original equipment manufacturers and tier 1 suppliers in order to verify the manufacturing process.

In fiscal 2006, the Company completed two acquisitions that introduced Lifting Equipment into the Company operations as a second segment of activity. Effective July 3, 2006, the Company completed the purchase of Manitex, Inc. (“Manitex”) via an acquisition of all of the membership interests in Quantum Value Management, LLC (an entity owned by certain stockholders). A leading provider of engineered lift solutions in North America, Manitex is based in Georgetown, Texas. Manitex designs, manufactures, and markets a comprehensive line of boom trucks, sign cranes and trolley boom unloaders. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration, and infrastructure development including: roads, bridges and commercial construction. On November 30, 2006, the Company, through its wholly owned subsidiary, Manitex Liftking, ULC., an Alberta unlimited liability corporation (“Manitex Liftking”) completed the acquisition (the “Liftking Acquisition”) of all of the operating assets of Liftking Industries, Inc. an Ontario, Canada corporation (“Liftking”). Manitex Liftking is headquartered in Woodbridge (Toronto), Ontario and manufactures a complete line of rough terrain forklifts and special mission oriented vehicles, as well as other specialized carriers, heavy material handling transporters, and steel mill equipment. For 2006, these two acquisitions generated approximately $40.7 million of revenue and $2.0 million of operating earnings.

On March 29, 2007, the Board of Directors approved a plan, to sell the Testing & Assembly Equipment segment, in order to focus management’s attention and financial resources on the Lifting Equipment segment. As a result, beginning in 2007, the Testing & Assembly Equipment segment will be accounted for as a discontinued operation until its disposition.

In connection with the preparation of the 2006 year-end statements, the Board determined that certain of the Company’s Testing & Assembly Equipment segment’s assets were impaired. Accordingly, an impairment charge of $6.6 million was recorded. (See Note 26 to the consolidated financial statements) For fiscal 2006, the Testing & Assembly Equipment segment reported revenue of approximately $5.1 million and generated a net loss from operations of approximately ($10.2) million.

In the Lifting Equipment segment, the Company derives most of its revenue from purchase orders from dealers and distributors. The volume and timing of orders placed by our customers vary due to several factors, including variation in demand for our customers’ products, changes in our customers’ manufacturing strategies and general economic conditions. The Company recognizes revenue from specialty equipment using the proportionate performance method. The Company recognizes revenue for services in the Testing & Assembly Equipment segment when services are rendered. The aforementioned segment has not generated material service revenue to date. Operating profit for specialty equipment depends on the mix between the cost of materials in the equipment and the cost of labor and manufacturing overhead allocated to the equipment. In addition, as we gain experience in manufacturing a certain kind of equipment, we usually achieve increased efficiencies, which result in lower labor costs and manufacturing overhead for that equipment. While we may achieve some level of increased efficiency with respect to manufacturing specialty equipment, our gross margins related thereto will likely continue to vary, as we must produce different kinds of equipment and each piece of equipment must meet certain specifications of our customers.

Gross Profit for the Lifting Equipment segment varies from period to period. Factors that affect gross profit include product mix, production levels and cost of raw materials. Margins tend to increase when production is skewed towards larger capacity cranes, special mission oriented vehicles, specialized carriers and heavy material transports.

The following table sets forth certain financial data for the three years ended December 31, 2006, 2005, and 2004.

Results of Consolidated Operations

VERI-TEK INTERNATIONAL, CORP.

(Thousands of Dollars, except share data)

	December 31, 2006	December 31, 2005	December 31, 2004
Sales	$45,768	$7,641	$7,929
Cost of Sales	41,646	7,405	6,460

Gross Profit	4,122	236	1,469
Research and Development Costs	209	456	1,572
Selling, General and Administrative Expenses	6,251	3,212	3,786
Impairment of Long Lived Assets	5,932	—	—

Loss from Operations	(8,270)	(3,432)	(3,889)
Other Income (Expense)
Interest Income	39	155	—
Interest Expense	(1,969)	(54)	(1,335)
Other Income (Expense)	(15)	(5)	—

Total Other Income (Expense)	(1,945)	96	(1,335)

Loss Before Income Taxes	(10,215)	(3,336)	(5,224)
Income Tax (Benefit)	(1,326)	(1,084)	(1,770)

Net Loss	(8,889)	(2,252)	(3,454)

Earnings Per Share
Basic and diluted	$(1.66)	$(0.52)	$(4.30)
Weighted Average Common Shares
Basic and diluted	5,346,225	4,339,649	804,100

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue. Revenue increased $38.1 million, or 499%, to $45.8 million for the twelve months ended December 31, 2006 from $7.6 million for the same period in 2005. The increase in revenue was due to the Manitex and Manitex Liftking acquisitions (the “acquisitions”). Without these acquisitions, revenues would have decreased $2.5 million or 33%.

This decrease occurred as the Testing & Assembly Equipment segment had no significant revenues from the production of specialty machines in the third and fourth quarters. The revenues for the third and fourth quarters were primarily installation or service revenues. The dramatic drop in revenues is the result of the decision to only accept new orders for production of specialty equipment when it has an acceptable gross profit margin.

Cost of Sales. Cost of sales increased $34.2 million, or 462%, to $41.6 million for the period ended December 31, 2006 from $7.4 million for the same period in 2005. The Company attributes the increase in cost of goods sold to the Manitex and Manitex Liftking acquisitions plus the impairment charge of $0.7 million recognized by the Testing & Assembly Equipment segment. Without the acquisitions and impairment charge, cost of sales would have decreased by $1.4 million or 19%. The percentage decrease for cost of sales is smaller than percentage decrease for revenues for the Testing & Assembly Equipment segment. This is primarily the result not being able to reduce fixed costs proportionally with the decrease in sales.

Gross Margin. Gross margin increased $3.9 million, or 1647%, to $4.1 million for the twelve month period ended December 31, 2006 from $0.2 million for the same period in 2005. As a percentage of sales, gross margin was 9% for the twelve month period in 2006 and 3% for the twelve month period in 2005. Gross margin and gross margin percent for twelve month period ended December 31, 2006 (excluding the effect of the acquisitions) was ($1) million and (18.7%), respectively. The negative margin is the result of the impairment charge and an inability to eliminate fixed costs proportionally with the 33% decrease in revenues for the Testing & Assembly Equipment segment.

Research and Development Expenses. Research and development was $0.2 million for the twelve months ended December 31, 2006 and $0.5 million in 2005. Virtually all the research and development for the 2006 period relates to the Lifting Equipment segment since the Testing & Assembly Equipment segment stopped conducting research and development.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3 million, or 95%, to $6.3 million for the twelve months ended December 31, 2006 from $3.2 million for the same period in 2005. This increase is entirely attributed to the acquisitions. Selling, general and administrative expenses for the twelve month period ended December 31, 2006 (excluding the effect of the acquisitions) is $2.7 million or a decrease of $0.6 million or 17%. The decrease is primarily due to a reduction of staff in response to declining revenues.

Impairment of Long Lived Assets On March 29, 2007, our Board of Directors approved a plan, to sell our Testing & Assembly Equipment segment, in order to focus management’s attention and financial resources on our Lifting Equipment segment. In connection with the preparation of our 2006 year-end financial statements, the Board determined that certain of our Testing & Assembly Equipment segment’s long lived assets were impaired. Accordingly, we recorded an impairment charge of $5.9 million (See Note 26 of our consolidated financial statements). The Company is attempting to sell the Testing & Assembly Equipment segment as a going concern. There is, however, no guarantee that the Company will be successful in selling the Testing & Assembly Equipment segment and therefore the impairment was calculated assuming liquidation.

Operating (Loss). The Company had operating loss of $8.3 million for the twelve months ended December 31, 2006 versus an operating loss of $3.4 million for same period in 2005. Operating loss (excluding the effect of the acquisitions and impairment charges) of $6.6 million was a loss of $3.6 million. The larger operating loss for the Testing & Assembly Equipment segment is the result of a significant decrease in revenues which was partially offset, although not proportionally, by lower cost of sales and selling, general, and administrative expenses.

Other Income (Expense). Other income (expense) for the twelve months ended December 31, 2006 was an expense of ($2.0) million which is principally interest on debt that the Company assumed or issued in connection with the Manitex acquisition. For the twelve months ended December 31, 2005, the Company had other income of $0.1 million.

Income Tax Expense (Benefit). The Company’s income tax benefit was $1.3 million for the twelve month period ended December 31, 2006 as compared to a benefit of $1.1 million in the 2005 period. The Company was in a cumulative loss position at December 31, 2006 and the decision to dispose of the Testing & Assembly Equipment segment was made in March 2007 which theoretically leaves only the remaining profitable Lifting Equipment segment. Nevertheless, the Company could not conclude that it was more likely than not that the additional deferred tax asset related to 2006 net operating loss (“NOL”) would be fully utilized and therefore a valuation allowance was recorded in 2006. A valuation allowance of $2.1 million was established, which represents the amount that total deferred tax assets exceed total deferred tax liabilities. The NOL created in 2006, however, remains available and can be used to offset taxable income through at least 2023.

Net Loss. As a result of the foregoing factors, net loss was $8.9 million for the twelve months ended December 31, 2006 as compared to loss of $2.3 million for the same period in 2005.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue. Revenue decreased by $0.3 million, or 3.6%, to $7.6 million for the period ended December 31, 2005 from $7.9 million for the same period in 2004. This decrease was primarily the result of decreased orders for specialty equipment. The majority of our revenue for the year ended December 31, 2005 was derived from specialty equipment business which accounted for 88% of our revenue. During 2005, specialty equipment for driveshaft, diesel engine, and axle products accounted for 36%, 33%, and 19% of total revenue, respectively. For the same period in 2004, specialty equipment for axle and transmission products accounted for 66% and 12%, respectively. During the 2005 period, the Company experienced a significant increase in orders for our driveshaft manufacturing machines as compared to the same period in 2004. In particular, we sold driveshaft manufacturing equipment to three Korean Tier 1 suppliers. One of these customers purchased a complete driveshaft assembly system, consisting of a synchrowelder machine, a driveshaft dynamic truing center, a joint assembly machine and a rollstaking machine. Revenues from the sale of specific specialty equipment are affected by the needs and new platform launch schedules of customers and their OEM customers.

Cost of Sales. Cost of Sales increased $0.9 million, or 14.6%, to $7.4 million for the period ended December 31, 2005 from $6.5 million for the comparable period in 2004. This increase in cost of sales was due, in part, to increased production costs related to the driveshaft assembly equipment contracts for the Korean market, and, in part, to fixed overhead costs incurred during the first half of the year while we were in the initial stages of development of the contracts. As a percentage of revenue, cost of sales increased to 96.9% in 2005 from 81.4% in 2004. This increase in cost of sales as a percentage of revenue was primarily the result of increased manufacturing costs relating to our driveshaft assembly equipment. Manufacturing costs were greater than anticipated due to manufacturing of more sophisticated driveshaft equipment for new customers as compared to prior periods in which the Company engaged in more repeat manufacturing of standalone driveshaft machines. These manufacturing costs include increased labor costs resulting from our employees learning the manufacturing process of these new machines and increased material cost as physical changes were made to the machines in order for them to optimally function as designed. The Company anticipates that the costs to design and manufacture these products will decline over time, as experienced with manufacturing other products. Due to the high number of machines being built during the second half of the year, increased labor and material costs related to meeting customer delivery requirements were incurred. These increased costs resulted from having to produce and deliver several machines within the same four-week period. In order to meet these deadlines, we hired temporary workers, worked overtime and expedited the manufacture of certain components.

Gross Margin. Goss margin decreased $1.2 million, or 83.9%, to $0.2 million for the 2005 period from $1.5 million for 2004. As a percentage of sales, gross margin decreased to 3.0% in 2005 from 18.5% in 2004. The dollar and percentage decrease in gross margin was primarily the result of increased manufacturing costs associated with the production of specialty driveshaft assembly systems and lower contract revenue.

Research and Development Expenses. Research and development expenses declined $1.1 million, or 70.9%, for the period ended December 31, 2005 to $0.5 million as compared to the comparable 2004 period. Research and development expenses declined with the focusing of efforts on the production of specialty equipment. As a percentage of sales our research and development expenses decreased to 6.0% of revenue in 2005 from 19.8% of revenue in 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.6 million, or 17.6%, to $3.2 million for the period ended December 31, 2005 from $3.8 million for the 2004 period. Selling, general, and administrative expenses for 2004 included the creation of a reserve for costs and earnings in excess of billings of approximately $1.6 million due to doubt that a customer would take delivery of a specialty machine. During 2005, additional reserves totaling $0.2 million for two separate machines were recorded. Excluding these reserves, SG&A expenses increased $0.8 million for the year. This increase is primarily attributable to increased staffing incurred in order to implement the growth strategy of commercializing testing services and manufacturing precision driveshafts, increased travel expenses incurred servicing foreign-based customers, and public company related expenses.

Operating Profit (Loss). As a result of the foregoing factors, operating profit increased $0.5 million to a loss of $3.4 million for the 2005 period from a loss of $3.9 million for 2004.

Interest Income (Expense). As a result of a successful initial public offering in February 2005, the Company repaid the outstanding balance on the revolving credit facility and did not utilize it during the remainder of the year. In addition, our subordinated debt obligation, which totaled approximately $7.2 million at December 31, 2004, was converted into common stock. As a result, interest expense decreased $1.2 million to $0.1 million for the 2005 period from $1.3 million for the same period in 2004. The Company also earned interest income of $0.2 million during the year ended December 31, 2005 by investing cash balances in short-term marketable securities. The Company had no interest income during the year ended December 31, 2004.

Income Tax Expense (Benefit). Income tax benefit was $1.1 million for the period ended December 31, 2005 compared to a tax benefit of $1.8 million for the prior year.

Net Earnings (Loss). As a result of the foregoing factors, net loss from operations was $2.3 million for the period ended December 31, 2005 compared to a net loss of $3.5 million in 2004.

Liquidity and Capital Resources

Cash and cash equivalents were $0.6 million at December 31, 2006 compared to $2.0 million at December 31, 2005. The decrease in cash and cash equivalents is principally attributed to the use of cash to reduce Manitex’s revolving credit facility. As of December 31, 2006, the Company had approximately $2.4 million available to borrow under its merged credit facility. Additionally, the Company’s Manitex Liftking subsidiary had credit facility which allows for borrowings up to $3.5 million CAD. At December 31, 2006, there were no outstanding borrowings against the Canadian facility.

The Company needs cash to meet its working capital needs as the business grows, to acquire capital equipment, and to fund acquisitions and debt repayment. Cash flows from operations and existing availability under the current revolving credit facilities are available when the Company needs cash in the future. In the December 2006, the Company reached an agreement with its bank to extend the maturity of the Company’s $16.5 million credit facility and our $14.0 million note payable to April 1, 2008.

The Company’s revolving credit facility dated December 15, 2003, had an original maturity date of January 2, 2005. The maturity date has been extended numerous times in various increments and the maturity date is currently April 1, 2008. The agreement contains the customary limitations including, but not limitations on acquisitions, dividends, repurchase of the Company’s stock and capital expenditures. It also requires the Company to have on the last date of the quarter a minimum “Tangible Effective Net Worth”, which is defined in the agreement as equity plus subordinated debt minus intangible assets and related party receivables. The Company also has a $14 million note payable to Comerica Bank, which was due on September 10, 2006. The maturity date has been extended; the note is now due on April 1, 2008.

The Company’s ability to meet its commitments and contractual obligations is dependent on the Company’s ability to either negotiate extensions of its current credit agreements, replace the existing credit agreements with a new credit agreement with acceptable terms or to raise additional equity capital. Although management believes it has the ability to negotiate the necessary extension, to find new financing with acceptable terms, or to raise additional equity capital, there is no assurance that the Company will be successful in raising the necessary capital.

2006

Operating activities generated cash of $0.4 million for the year ended December 31, 2006. The Company’s net loss of $8.9 million was more than offset by non-cash items of $6.7 million, and a change in working capital of $2.7 million. The non-cash items are principally composed of amortization and depreciation of $1.6 million and an impairment charge of $6.6 million offset by an increase in deferred taxes of $1.4 million, net of a valuation allowance. The increase in deferred taxes is principally related to $1.3 million tax benefit recorded in connection with the current year’s net loss. In March 2007, the Company adopted a plan to dispose of the Testing & Assembly segment operations based in Wixom, Michigan and expects that the final sale and disposal of the assets will be completed in the year 2007. The Company determined that the carrying values of some of the underlying assets exceeded their fair values. Consequently, the Company recorded an impairment loss of $6.6 million, which represents the excess of the carrying values of the assets over their fair values, less cost to sell. (See note 26 to the consolidated financial statements) The decrease in working capital is principally the result of decreases of $2.2 million in cost in excess of billings. The decrease is related to the decline in revenues in the Testing & Assembly equipment segment.

The Company used cash in investing activities of $4.0 million for year ended December 31, 2006. In 2006, the Company used $3.3 million to purchase Manitex and Manitex Liftking and also invested an additional $0.6 million in capital assets and patents.

Financing activities contributed $2.0 million in cash for the year ended December 31, 2006. Approximately $10.3 million was generated by the issuance of the Company stock through a sale of stock and warrants to institutional investors in a private placement. Cash available from the prior year’s initial public offering and funds raised in the private placement was used to reduce the Company’s line of credit by approximately $2.0 million and to reduce the $20.0 million bank note by $6.0 million to $14.0 million and to reduce capital lease obligations by $0.2 million.

2005

The Company used cash in operations of $4.3 million for the year ended December 31, 2005. Net cash used by continuing operations in the 2005 period was primarily the result of increases in accounts receivable, costs and estimated earnings in excess of billings, inventories and our loss from operations.

The Company used cash in investing activities of $1.7 million for the year ended December 31, 2005. This was primarily the result of costs capitalized by us as we built a series of driveshaft assembly equipment with the intention to own and operate in support of our business plan to commence manufacturing of precision driveshafts.

Cash provided by financing activities of $8.1 million for the year ended December 31, 2005, was the result of our successful initial public offering which raised $15.1 million net of investment banking fees and expenses. Additionally, the Company generated approximately $1.0 million by borrowing against the line of credit. Approximately $8.0 million of the offering proceeds was used in repayment of the revolving credit facility. In conjunction with our 2005 initial public offering, subordinated debt totaling approximately $7.2 million was converted into 1,195,900 shares of common stock at $6.00 per share.

Contingencies

The Company is involved in various legal proceedings, including product liability and workers’ compensation matters which have arisen in the normal course of operations. Certain cases are at a preliminary stage, and it is not possible to estimate the amount or timing of any cost to the Company. However, the Company does not believe that these contingencies, in aggregate, will have a material adverse effect on the Company.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following is a schedule at December 31, 2006 of our long-term contractual commitments, future minimum lease payments under non-cancelable operating lease arrangements and other long-term obligations.

(In thousands)	Payments due by period
Contract obligations	Total	2007	2008- 2009	2010- 2011	Thereafter
Revolving credit Facility	$14,121	$—	$14,121	$—	$—
Term Loan	14,000	—	14,000	—	—
Note to Former QVM members	1,072	—	—	—	1,072
Note to Liftking Industries, Inc.	2,745	515	1,373	857
Operating Lease Obligations	1,267	685	582	—	—
Capital Lease Obligations	9,296	936	1,660	1,608	5,092
Purchase Obligations	16,879	16,879	—	—	—

Total	$59,380	$19,015	$31,736	$2,465	$6,164

Related Party Transactions

For a description of the Company’s related party transations, please see Note 23 to the Company’s consolidated financial statements entitled “Transactions Between the Company and Related Parties.”

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

Revenue Recognition. For products shipped FOB destination, sales are recognized when the product reaches its FOB destination, or when the services are rendered, which represents the point when the risks and rewards of ownership are transferred to the customer. For products shipped FOB shipping point, revenue is recognized when the product is shipped, as this is the point when title and risk of loss pass from us to our customers. The proportionate performance method is used to recognize income from the design and manufacturing of testing equipment.

Customers may be invoiced prior to the time customers take physical possession. Revenue is recognized in such cases only when the customer has a fixed commitment to purchase the units, the units have been completed, tested and made available to the customer for pickup or delivery, and the customer has authorized in writing that we hold the units for pickup or delivery at a time specified by the customer. In such cases, the units are invoiced under our customary billing terms, title to the units and risks of ownership pass to the customer upon invoicing, the units are segregated from our inventory and identified as belonging to the customer and we have no further obligations under the order.

The Company establishes reserve for future warranty expense at the point when revenue is recognized by the Company and is based on percentage of revenues. The provision for estimated warranty claims, which is included in cost of sales, is based on sales.

Allowance for Doubtful Accounts. Accounts Receivable is reduced by an allowance for amounts that may become uncollectible in the future. The Company’s estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where we have information that the customer may have an inability to meet its financial obligations.

Inventories and Related Reserve for Obsolete and Excess Inventory Inventories are valued at the lower of cost or market and are reduced by a reserve for excess and obsolete inventories. The estimated reserve is based upon specific identification of excess or obsolete inventories.

Shipping and Handling. The Company records the amount of shipping and handling costs billed to customers as revenue. The cost incurred for shipping and handling is included in the cost of sales.

Costs and Earnings in Excess of Billings. Costs and earnings in excess of billings pertain only to our manufacturing of specialty equipment. This balance is the direct result of the revenue recognized through the proportionate performance method that has not yet been billed to the customer. Each project purchase order contains milestones for billing. As projects progress, the revenue recognized is placed in this account and is removed from this account as milestones are reached. The Company assumes risk in committing considerable capital to a project before we are paid by our customer. Typically, commitment of capital to a project begins four to nine months before receiving cash from the sale of the product, thus, the cash effect of non-payment on the Company is heightened. These delayed payments terms also increases capital requirements as investment in a project occurs for a considerable period before being paid.

Other Intangible Assets. The Company accounts for Other Intangible Assets under the guidance of SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, Other Intangible Assets with definite lives are amortized over their estimated useful lives. Indefinite and definite lived intangible assets are subject to annual impairment testing.

The Company capitalizes certain costs related to patent technology. Additionally, a substantial portion of the purchase price related to the Company’s acquisitions has been assigned to patents or unpatented technology, trade name, customer backlog, and customer relationships. The intangibles acquired in acquisitions have been valued using a discounted flow approach. Intangibles, except goodwill, are being amortized over their estimated useful lives.

Impairment of Long Lived Assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets, including property and equipment, and other identifiable intangibles for impairment annually in the fourth quarter of the year or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.

To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value.

As required by SFAS No. 142, “Goodwill and Other Intangibles,” the Company evaluates goodwill for impairment annually in the fourth quarter of the year or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company evaluates goodwill for impairment using the required business valuation method, which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer.

The Company has recorded $5,932 loss on impairment of long-lived assets during 2006. No impairment charges were recorded in 2005 and 2004. (See Note 26 for detail regarding the impairment charge)

Research and Development Expenses. The Company expenses research and development costs as incurred. For the periods ended December 31, 2006, 2005, and 2004 expenses were $0.2 million, $0.5 million, and $1.6 million, respectively.

Warranty Expense. The Company establishes reserve for future warranty expense at point when revenue is recognized by the Company and is based on percentage of revenues. The provision for estimated warranty claims, which is included in cost of sales, is based on sales.

Litigation Claims. In determining whether liabilities should be recorded for pending litigation claims, the Company must assess the allegations and the likelihood that it will successfully defend itself. When the Company believes it is probable that it will not prevail in a particular matter, it will then make an estimate of the amount of liability based, in part, on the advice of outside legal counsel.

Deferred Income Taxes. In evaluating our ability to recover our deferred tax assets, the Company considers all available positive and negative evidence including our past operating results, the existence of cumulative losses in our most recent fiscal years and our forecast of future taxable income. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years as cumulative losses weigh heavily in the overall assessment. At December 31, 2006, we provided a valuation allowance against our net deferred tax assets based on our cumulative losses in recent years.

At December 31, 2005, the Company believed there was more positive evidence than negative evidence to support the conclusion that the establishment of a valuation allowance was not required. The conclusion was based on several significant developments, specifically, the consideration of our financial plan for 2006 that incorporated the planned acquisition of profitable business and cost reduction activities. Based on the expected cost of the acquisition, the Company anticipated having significant future reversals of temporary differences from intangible assets. Targeted business was historically profitable, which is a strong indicator it will continue to generate taxable income in future years based on existing sales prices and cost structure. The Company also entered into various cost reduction initiatives including (i) raising capital through a public offering in which the proceeds were used to retire the Company’s outstanding debt with the effect of reducing interest costs in future years and (ii) adopting new sourcing arrangements and bringing “in-house” formerly outsourced component manufacturing to defray increasing steel prices.

Computation of Earnings per Share. Basic Earnings per Share (“EPS”) was computed by dividing net loss by the weighted average number of common shares outstanding during the period.

In September 2004, the Emerging Issues Task Force reached a final consensus on Issue N. 04-8, “The Effect of Contingently Convertible Debt on Diluted EPS” (EITF 04-8). Contingently convertible debt instruments are financial instruments that add a contingent feature to a convertible debt instrument. The conversion feature is triggered when one or more specified contingencies occur and at least one of these contingencies is based on market price. Prior to the issuance of EITF 04-8, SFAS 128 had been widely interpreted to allow the exclusion of common shares underlying contingently convertible debt instruments from the calculation of diluted EPS in instances where conversion depends on the achievement of a specified market price of the issuer’s shares. The consensus requires that these underlying common shares be included in the diluted EPS computations, if dilutive, regardless of whether the market price contingency or any other contingent factor has been met. The consensus, which is effective for reporting periods ending after December 15, 2004, requires the restatement of diluted EPS for all prior periods presented. As of December 31, 2004, Veri-Tek had a contingently convertible debt instrument. In February 2005, $7.2 million of subordinated debt was converted to shares of common stock upon consummation of the initial public offering.

The number of shares related to options, warrants, and similar instruments included in diluted EPS (“EPS”) is based on the “Treasury Stock Method” prescribed in SFAS No. 128. This method assumes theoretical repurchase of shares using proceeds of the respective stock option or warrant exercise at a price equal to the issuer’s average stock price during the related earnings period. Accordingly, the number of shares includable in the calculation of EPS in respect of the stock options, warrants, and similar instruments is dependent on this average stock price and will increase as the average stock price increases.

Securities of a subsidiary that are convertible into its parent company’s common stock shall be considered among potential common shares of the parent company for the purposes of computing consolidated diluted EPS.

Including the contingently convertible debt in the diluted EPS calculation is anti-dilutive when there is a loss and is, therefore, excluded from the diluted per share calculation under paragraph 16 of SFAS 128. The effect of applying paragraph 16 of SFAS 128 was to exclude 820,044, 26,283, and 199,863 shares from the diluted EPS calculation of the years ended December 31, 2006, 2005 and 2004, respectively.

Stock Warrants. On November 15, 2006, the Company closed a $11.1 million private placement of its common stock and warrants (the “Private Placement”) pursuant to the terms of a security purchase agreement entered into among the Company and certain institutional investors on November 3, 2006 (the “Securities Purchase Agreement”). Pursuant to the Securities Purchase Agreement, Veri-Tek sold 2,750,000 shares of its common stock, Series A Warrants to purchase 550,000 shares of the Company’s common stock, and series B Warrants to purchase 550,000 shares of the Company’s common stock. Roth Capital Partners, LLC acted as exclusive placement agent for the Private Placement and received cash and warrants to purchase the Company’s common stock as a placement agent fee.

The Series A Warrants and the Series B Warrants (together the “Warrants”) were issued upon the closing of the Private Placement and will be exercisable after the sixth month anniversary of the issuance date of the Warrants until November 15, 2011. The Series A Warrants have an exercise price of $4.05 per share, and the Series B Warrants have an exercisable price of $4.25 per share. The Warrants will be exercisable on a cashless basis under certain circumstances, and are callable under certain circumstances. The Company also issued warrants to purchase an aggregate of 192,500 shares of the Company’s common stock to a finder and to Roth Capital Partners, LLC for acting as placement agent in connection with the Private Placement. These warrants will be exercisable until November 15, 2011, and have an exercise price of $4.62 per share.

Including warrants in the diluted EPS calculation is anti-dilutive when there is a loss. Therefore, they are excluded from the diluted EPS calculation.

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

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company adopted SFAS 123R on July 1, 2005. The adoption of this statement did not have an impact on the Company’s financial condition, results of operations or cash flows since the Company has not issued any employee stock options.

In March 2005, the SEC released Staff Accounting Bulletin No 107, “Share Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. In April 2005, the SEC amended the compliance dates for SFAS 123(R) to allow companies to implement the standard at the beginning of the next fiscal year, instead of the next reporting period beginning after June 15, 2005. The Company adopted the Staff Accounting Bulletin No. 107 on January 1, 2006. The adoption of this statement did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements

No. 87, 88, 106 and 132(R)” (SFAS 158). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Non-Shareowners’ Changes in Equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 is not expected to have a significant impact on the Company’s overall results or financial position.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that misstatements be quantified based on their impact on each of the Company’s financial statements and related disclosures. On December 31, 2006, the Company adopted SAB 108. The adoption of SAB 108 did not impact the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rates—We are exposed to market risks relating to changes in interest rates. Our credit facility allows for borrowings based on the Eurodollar rate or a base rate. The interest rate incurred by us is based on these rates plus a premium. If these rates rise, our interest expense will increase accordingly.

Interest Rate Changes—The Company’s debt agreements allow for borrowings based on the Eurodollar rate or a base rate. The interest rate incurred by us is based on these rates plus a premium. If these rates rise, our interest expense will increase accordingly. The effect of a 10% interest rate increase on all outstanding debt for Veri-Tek would have been an increase in interest expense of approximately $294 for 2006.

Foreign Exchange Risk—The Company is exposed to fluctuations in the exchange rates principally Canadian dollars and Euros which effects cash flows related to third party purchases and sales, intercompany product shipments and intercompany loans. We are also exposed to fluctuations in the value of foreign currency investment in our Canadian subsidiary and cash flows related to repatriation of this investment. Additionally, we are exposed to volatility in the translation of foreign currency earnings to U.S. Dollars from Canadian dollars. (See section 1A, Risk Factors for further discussion on risk factors.)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The report of independent registered public accounting firm and the Company’s Consolidated Financial Statements and Financial Statement Schedule are filed pursuant to this Item 8 and are included in this report. See Index to Financial Statements and Financial Statement Schedule.

Unaudited Quarterly Financial Data

Summarized quarterly financial data for 2006 and 2005 are as follows (in thousands, except per share amounts).

	2006				2005
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Sales	$2,237	$1,675	$20,658	$21,198	$1,059	$1,142	$3,522	$1,918
Gross Profit	10	(42)	2,303	1,851	(296)	158	726	(352)
Net Loss	(370)	(414)	(566)	(7,539)	(811)	(473)	(63)	(906)
Loss per share
Basic and diluted	(0.08)	(0.08)	(0.11)	(1.16)	$(0.30)	$(0.10)	$(0.01)	$(0.21)
Shares outstanding
Basic and diluted	4,875,000	4,875,000	5,104,769	6,514,766	2,731,818	4,875,000	4,875,000	4,875,000

Acquisitions accounted for as purchases have been included in the Company’s results from their respective dates of acquisition. QVM and Manitex Liftking were acquired on July 3, 2006 and November 30, 2006, respectively.

In the fourth quarter 2006, the Company allocated goodwill to the following specific intangibles: patented and unpatented technology, trade name and trademarks, customer relationships and customer backlog. The foregoing intangible assets are assets with definite lives. Under SFAS No. 142, Intangible Assets with definite lives are amortized over their estimated useful lives. In the fourth quarter, the Company recorded amortization against these intangibles of $992 for the period from the date of the acquisition through December 31, 2006. Approximately $485 relates to amortization for the period from acquisition date through September 30, 2006

Index to Financial Statements

The financial statements of the registrant required to be included in Item 8 are listed below:

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

To the Board of Directors

Veri-Tek International, Corp.

We have audited the accompanying consolidated balance sheet of Veri-Tek International, Corp. as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended December 31, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial accounting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Veri-Tek International, Corp. as of December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP
UHY LLP

Sterling Heights, MI
April 9, 2007

Report of Independent Registered Public Accountant

To the Board of Directors

Veri-Tek International Corp.

50120 Pontiac Trail

Wixom, MI 48393-2019

We have audited the accompanying balance sheet of Veri-Tek International Corp. as of December 31, 2005 and the related statements of income, stockholders’ equity (deficit) and cash flows for each of the two years then December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Veri-Tek International Corp. as of December 31, 2005 and the results of its operations and its cash flows for each of the two years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

Respectfully,

/s/ Freedman & Goldberg
Freedman & Goldberg
Certified Public Accountants

Farmington Hills, MI
March 13, 2006

VERI-TEK INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEET

(In thousands, except per share data)

As of December 31,

	2006	2005
ASSETS
Current Assets
Cash	$615	$2,025
Trade Receivables (Net)	14,573	1,837
Receivables from Related Parties	1,744	—
Other Receivables	—	2
Cost and Estimated Earnings in Excess of Billings (Net)	200	2,462
Inventory (Net)	17,430	1,162
Deferred Tax Asset	893	—
Prepaid Expense and Other	659	136

Total Current Assets	36,114	7,624

Total Fixed Assets (Net)	6,417	2,085

Receivable from Related Parties	2,978	—
Intangible Assets (Net)	21,283	4,212
Deferred Tax Asset	3,747	3,106
Goodwill	13,305	—
Other Assets	—	200

Total Assets	$83,844	$17,227

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Note Payable—Short Term	$515	$—
Current Portion of Capital Lease Obligations	356	—
Accounts Payables	14,468	767
Accrued Expenses	3,195	269
Other Current Liabilities	787	—

Total Current Liabilities	19,321	1,036

Long-Term Liabilities
Line of Credit	14,121	—
Deferred Tax Liability	4,640	20
Notes Payable	17,303	—
Capital Lease Obligations	4,685	—
Deferred Gain on Sale of Building	4,310	—

Total Long-Term Liabilities	45,059	20

Total Liabilities	64,380	1,056

Minority Interest	1,024	—

Shareholders’ Equity
Common Stock—no par value, Authorized, 20,000,000 shares authorized
Issued and outstanding, 7,859,875 and 4,875,000 at December 31, 2006 and December 31, 2005, respectively	31,274	22,332
Warrants	2,272	—
Accumulated Deficit	(15,050)	(6,161)
Accumulated Other Comprehensive Loss	(56)	—

Shareholders’ Equity	18,440	16,171

Total Liabilities and Stockholders’ Equity	$83,844	$17,227

The accompanying notes are an integral part of these financial statements

VERI-TEK INTERNATIONAL CORP.

STATEMENT OF OPERATIONS

(In thousands, except per share data)

For the years ended December 31,

	2006	2005	2004
Net sales	$45,768	$7,641	$7,929
Cost of sales	41,646	7,405	6,460

Gross profit	4,122	236	1,469
Operating expenses
Research and development costs	209	456	1,572
Selling, general and administrative expenses	6,251	3,212	3,786
Impairment of long lived assets	5,932	—	—

Total operating expenses	12,392	3,668	5,358

Loss from operations	(8,270)	(3,432)	(3,889)

Other income (expense)
Interest income	39	155	—
Interest expense	(1,969)	(54)	(1,335)
Other income (expense)	(15)	(5)	—

Total other income (expense)	(1,945)	96	(1,335)

Loss before income taxes	(10,215)	(3,336)	(5,224)
Income tax (benefit)	(1,326)	(1,084)	(1,770)

Net Loss	$(8,889)	$(2,252)	$(3,454)

Net loss per common share (See note 3)
Basic and diluted	$(1.66)	$(0.52)	$(4.30)
Weighted average common shares outstanding
Basic and diluted	5,346,225	4,339,649	804,100

The accompanying notes are an integral part of these financial statements

VERI-TEK INTERNATIONAL CORP.

STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

December 31, 2006, 2005 and 2004

(In thousands, except per share data)

	Common Stock		Warrants	Retained Earnings (Accumulated Deficit)	Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, January 1, 2004	10,000	$100	$—	$(455)	$—	$(355)
3.730879244 for 1 reverse stock split (February 7, 2005)	(2,195,900)					—
300 for 1 stock split (July 2004)	2,990,000					—
Net income (loss)				(3,454)		(3,454)

Balance, December 31, 2004	804,100	$100	$—	$(3,909)	$—	$(3,809)

Balance, January 1, 2005	3,000,000	$100	$—	$(3,909)	$—	$(3,809)
3.730879244 for 1 reverse stock split (February 7, 2005)	(2,195,900)					—
Stock issued in initial public offering (February 15, 2005)	2,500,000	12,964				12,964
Conversion of subordinated debt to equity	1,195,900	7,175				7,175
Additional stock issued to underwriter	375,000	2,093				2,093
Net income (loss)				(2,252)		(2,252)

Balance, December 31, 2005	4,875,000	$22,332	$—	$(6,161)	$—	$16,171

Balance, January 1, 2006	4,875,000	$22,332	$—	$(6,161)	$—	$16,171
QVM acquisition	234,875	916				916
Private placement	2,750,000	8,026				8,026
Warrants issued			2,272			2,272
Net income (loss)				(8,889)		(8,889)
Loss on foreign currency translation					(56)	(56)

Comprehensive income (loss)						(8,945)

Balance, December 31, 2006	7,859,875	$31,274	$2,272	$(15,050)	$(56)	$18,440

The accompanying notes are an integral part of these financial statements

VERI-TEK INTERNATIONAL CORP.

STATEMENT OF CASH FLOWS

(Thousands of Dollars)

For the years ended December 31,

	2006	2005	2004
Cash flows from operating activities:
Net loss	$(8,889)	$(2,252)	$(3,454)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	1,643	449	361
Unrealized loss on cost in excess of billing	55	169	1,565
Provisions for customer allowances	75	45	—
Impairment of long lived assets	5,932	—	—
Interest paid-in-kind	—	—	1,075
Loss on disposal of assets	—	5	—
Deferred income taxes	(1,432)	(1,084)	(1,770)
Inventory reserves	476	—	—
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(66)	(137)	(1,584)
(Increase) Decrease in accounts receivable – related party	230	—	—
(Increase) Decrease in inventory	235	(933)	(325)
(Increase) Decrease in cost and estimated earnings in excess of billings	2,206	(534)	1,842
(Increase) Decrease in prepaid expenses	126	446	(386)
(Increase) Decrease in other assets	237	(4)	—
Increase (Decrease) in accounts payable	449	(170)	327
Increase (Decrease) in accrued expense	(1,026)	(138)	153
Increase (Decrease) in other current liabilities	194	(203)	203

Net cash provided by (used) for operating activities	445	(4,343)	(1,993)

Cash flows from investing activities:
Proceeds from sale of assets	—	1	21
Purchase of property and equipment	(490)	(1,523)	(127)
Acquisition of business, net of cash acquired	(3,330)	—	—
Investment in intangible assets other than goodwill	(130)	(33)	(122)
Investment in software	—	(134)	—

Net cash used for investing activities	(3,950)	(1,689)	(228)

Cash flows from financing activities:
Borrowing on revolving credit facility	—	1,021	13,586
Repayment on revolving credit facility	(2,035)	(7,981)	(11,359)
Note payments	(6,000)	—	—
Proceeds from issuance of stock	8,866	17,250	—
Proceeds from warrants	2,272	—
Payment for expenses related to stock offerings	(840)	(2,193)	—
Payment for loan fees	—	(46)	—
Capital lease obligations	(216)	—	—

Net cash provided by financing activities	2,047	8,051	2,227

Effect of exchange rate change on cash	48	—	—
Net increase (decrease) in cash and cash equivalents	(1,458)	2,019	6
Cash and cash equivalents at the beginning of the year	2,025	6	—

Cash and cash equivalents at end of year	$615	$2,025	$6

Supplemental disclosure of cash flow information:
Cash paid during the year for
Interest	40	54	261
Income taxes	631	—	—

(See note 11 for other supplemental cash flow information)

The accompanying notes are an integral part of these financial statements

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except per share data)

For the Year Ended December 31, 2006 and 2005

Note 1. Nature of Operations

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

Effective July 3, 2006, the Company entered into a second line of business (Lifting Equipment segment) through the purchase of Manitex, Inc. (“Manitex”) via an acquisition of all of the membership interests in Quantum Value Management, LLC (an entity owned by certain stockholders). (See Note 17.) Manitex is based in Georgetown, Texas. Manitex designs, manufactures, and markets a comprehensive line of boom trucks, sign cranes and trolley boom unloaders. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration, and infrastructure development including: roads, bridges and commercial construction.

On November 30, 2006, the Company completed the acquisition of the operating assets of Liftking Industries, Inc. headquartered in Woodbridge (Toronto), Ontario. Liftking manufactures a complete line of rough terrain forklifts, and specialty mission oriented vehicles, as well as other specialized carriers, and heavy material transporters and steel mill equipment. The acquired business will operate under the name Manitex Liftking, ULC and will be part of the Company’s Lifting Equipment segment. (See Note 17.)

Note 2. Basis of Presentation

The consolidated financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statement includes the accounts of Veri-Tek International Corp., and its subsidiaries. Significant intercompany transactions have been eliminated in consolidation. Acquisitions accounted for as purchases have been included in the Company’s results from their respective dates of acquisition July 3, 2006 for the QVM acquisition and November 30, 2006 for the Manitex Liftking acquisition.

Restatement

In connection with the Company’s filing of a Form S-3 Registration Statement the SEC has reviewed the Company’s 2005 10-K Annual Report, the 10-Q Quarterly Report for the quarter ended September 30,2006 and the 8-K/A filed on September 19, 2006.

As result of this review, the Company has restated its diluted earnings per share calculations for the years ended December 31, 2005 and 2004. Reported diluted earnings per share have been changed to equal basic earnings per share, as anti dilutive shares included in the diluted share calculation have been removed. Additionally, certain footnote disclosures have been modified and expanded.

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2006 and 2005

Note 2. Basis of Presentation—(Continued)

As a result of the SEC review, the Company will amend its 2005 10-K Annual Report, its 1O-Q Quarterly Report for the Quarter ended September 30, 2006 and the 8-K/A filed on September 19, 2006. The Company does not expect to change reported net loss that was reported in either the 2005 10-K annual report or its 10-Q for the quarter ended September 30, 2006. As stated above, report diluted earnings per share will changed to equal basic earnings per share, as anti dilutive shares included in the diluted share calculation have been removed. Our amended filing will include additional changes including changes to our cash flow statement to exclude non-cash items and additional or modified footnote disclosures. Additional disclosures in our 2005 10-K included the addition of quarterly selected data required by Item 302 of Regulation S-K and the entity wide disclosures required by paragraphs 36-39 of SFAS 131 regarding sales by geographic area, long lived assets by geographic area and information about customers with more than 10% of total sales.

Additionally 2003 information, which was erroneously omitted from the Statement of Operations, Statement of Shareholders’ Equity (Deficit) and Statement of Cash Flows, in our 2005 10-K will be added. The omitted 2003 information can be found in our 2004 10-K annual report.

Earning per share information:

	Per 2005 10-K		Per September 30, 2006 10-Q Quarterly Report
	2005	2004	Nine Months Ended September 30, 2005(2)
As reported:
Earnings per share
Basic	$(0.52)	$(4.30)	$(0.32)
Diluted	$(0.52)	$(3.44)	$(0.31)
Weighted Average Common shares
Basic	4,339,649	804,100	4,168,456
Diluted	4,365,932	1,003,963	4,369,963

As restated:
Basic and diluted	$(0.52)	$(4.30)	$(0.32)
Weighted Average Common shares
Basic and diluted	4,339,649	804,100	4,168,456

Cash Flow Changes:
	September 30, 2006 10-Q Quarterly Report
	Nine Months Ended September 30, 2006
	Reported	Restated
Net cash provided by (used) for operating activities	$1,787	$1,787
Net cash used for investing activities(1)	(2,546)	(558)
Net cash from financing activities(1)	(1,230)	(3,218)

Net increase (decrease) in cash	(1,989)	(1,989)
Cash and cash equivalents—Beginning of Period	2,025	2,025
Cash and cash equivalents—End of Period	$36	$36

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2006 and 2005

Note 2. Basis of Presentation—(Continued)

(1)	In connection with QVM (Manitex) acquisition the Company issued a note in the amount of $1,072 and stock with a value of $916. Since no cash was exchanged at the time of the acquisition closing both items are properly considered non-cash items. The restated cash flow removes these two items from investing and financing activities.

(2)	The nine months ended September 30, 2005 as reported are the prior year numbers shown in third quarter 2006 10-Q.

Note 3. Summary of Significant Accounting Policies

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

Cash and Cash Equivalents—For purposes of the statement of cash flows, the Company considers all short-term securities purchased with maturity dates of three months or less to be cash equivalents.

Marketable Securities—The Company has investments in corporate debt instruments that are available for sale to meet working capital needs. These investments are short term and considered cash equivalents. Cost represents estimated fair value at the balance sheet date and there are no gross unrealized gains or losses. Interest earned is included in interest income.

Revenue Recognition—For products shipped FOB destination, sales are recognized when the product reaches its FOB destination, or when the services are rendered, which represents the point when the risks and rewards of ownership are transferred to the customer. For products shipped FOB shipping point, revenue is recognized when the product is shipped, as this is the point when title and risk of loss pass from us to our customers. The proportionate performance method is used to recognize income from the design and manufacturing of testing equipment.

Customers may be invoiced prior to the time customers take physical possession. Revenue is recognized in such cases only when the customer has a fixed commitment to purchase the units, the units have been completed, tested and made available to the customer for pickup or delivery, and the customer has authorized in writing that we hold the units for pickup or delivery at a time specified by the customer. In such cases, the units are invoiced under our customary billing terms, title to the units and risks of ownership pass to the customer upon invoicing, the units are segregated from our inventory and identified as belonging to the customer and we have no further obligations under the order.

The Company establishes reserves for future warranty expense at the point when revenue is recognized by the Company and is based on percentage of revenues. The provision for estimated warranty claims, which is included in cost of sales, is based on sales.

Accounts Receivable (Trade)—The Company has adopted a policy consistent with U.S. GAAP for the periodic review of its accounts receivable to determine whether the establishment of an allowance for doubtful accounts is

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2006 and 2005

Note 3. Summary of Significant Accounting Policies—(Continued)

warranted based on the Company’s assessment of the collectibility of the accounts. The Company established an allowance for bad debt of $195 and $24 December 31, 2006 and 2005, respectively.

Property, Equipment and Depreciation—Property and equipment are stated at cost. Depreciation of property and equipment is provided over the following useful lives:

Asset Category	Depreciable Life
Machinery and Equipment	5 – 15 years
Furniture and Fixtures	7 – 12 years
Leasehold Improvements	12 years

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense for the years ended December 31, 2006, 2005, and 2004 was $355, $125, and $66, respectively.

Other Intangible Assets—The Company accounts for Other Intangible Assets under the guidance of SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, Other Intangible Assets with definite lives are amortized over their estimated useful lives. Indefinite and definite lived intangible assets are subject to annual impairment testing.

The Company capitalizes certain costs related to patent technology. Additionally, a substantial portion of the purchase price related to the Company’s acquisitions has been assigned to patents or unpatented technology, trade name, customer backlog, and customer relationships. The intangibles acquired in acquisitions have been valued using a discounted cash flow approach. Intangibles, except goodwill, are being amortized over their estimated useful lives.

Impairment of Long Lived Assets—In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets, including property and equipment, and other identifiable intangibles for impairment annually in the fourth quarter of the year or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.

To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value.

As required by SFAS No. 142, “Goodwill and Other Intangibles,” the Company evaluates goodwill for impairment annually in the fourth quarter of the year or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company evaluates goodwill for impairment using the required business valuation method, which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer.

The Company has recorded $5,932 loss on impairment of long-lived assets during 2006. No impairment charges were recorded in 2005 and 2004. (See Note 26 for detail regarding the impairment charge)

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2006 and 2005

Note 3. Summary of Significant Accounting Policies—(Continued)

Costs and Earnings in Excess of Billings—Costs and earnings in excess of billings are the result of earned revenue on projects that are not immediately billable to customers due to agreed upon billing arrangements.

As of December 31, 2006 and 2005, the Company has established a reserve of $1,565 and $1,734 respectively, against costs in excess of billings due to doubt as to the ultimate collectibility of certain contracts.

In 2004, a customer delayed delivery on a piece of equipment currently under contract and substantially completed. The customer’s failure to take delivery has raised doubt as to the realization of amounts to be billed under the contract. Therefore, management established a reserve of $1,565, net of the recoverable value of the equipment, against cost in excess in billings. In 2005, additional reserves of $168 related to two different customers were established, as the collectibility was in doubt.

Inventory—Inventory consists of stock materials and equipment stated at the lower of cost (first in, first out) or market. All equipment classified as inventory is available for sale. Equipment held for sale, located at the Company’s Wixom, Michigan facility may also be used for demonstration purposes. An immaterial amount of equipment ($50) in inventory is used for demonstration purposes was not for sale. The company records excess and obsolete inventory reserves.

On March 29, 2007, our Board of Directors approved a plan, to sell the Testing & Assembly Equipment segment, in order to focus management’s attention and financial resources on our Lifting Equipment segment. The Company is attempting to sell the Testing & Assembly Equipment segment as a going concern. There is, however, no guarantee that the Company will be successful in selling the Testing & Assembly Equipment segment and as such, the impairment was calculated assuming liquidation. In connection with the preparation of our 2006 year-end financial statements, a reserve of $476 was set-up to reduce the Testing & Assembly Equipment segment’s inventory to estimated liquidation value.

Financial Instruments and Credit Risk Concentrations—Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, trade receivables and payables.

The Company maintains its cash balances and marketable securities at banks in Detroit, Michigan and Toronto, Canada. Accounts in the United States are insured by the Federal Deposit Insurance Corporation up to $100. At December 31, 2006 and 2005, the Company had uninsured balances of $515 and $1,925, respectively.

As of December 31, 2006 two customers accounted for 22% of accounts receivable. Two customers accounted for 96% of unbilled revenue at December 31, 2006. Two customers accounted for 22% of the revenue for the year ended December 31, 2006. As of December 31, 2005 three customers accounted for 80% of accounts receivable. Four customers accounted for 97% of unbilled revenue at December 31, 2005. Five customers accounted for 81% of the revenue for the year ended December 31, 2005.

During the year ended December 31, 2006 one supplier had purchases that exceeded 10% of total Company purchases (18%) and in 2005 no supplier accounted for more than 10% of purchases.

Research and Development Expenses. The Company expenses research and development costs as incurred. For the periods ended December 31, 2006, 2005, and 2004 expenses were $209, $456, and $1,572, respectively.

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2006 and 2005

Note 3. Summary of Significant Accounting Policies—(Continued)

Advertising—Advertising costs are expensed as incurred and were $87, $66 and $0 for the years ended December 31, 2006, 2005, and 2004, respectively.

Litigation Claims—In determining whether liabilities should be recorded for pending litigation claims, the Company must assess the allegations and the likelihood that it will successfully defend itself. When the Company believes it is probable that it will not prevail in a particular matter, it will then make an estimate of the amount of liability based, in part, on advice of outside legal counsel.

Shipping and Handling—The Company records the amount of shipping and handling costs billed to customers as revenue. The cost incurred for shipping and handling is included in the cost of sales.

Foreign Currency Translation—The financial statements of the company’s non-U.S. subsidiary is translated using the current exchange rate for current assets and liabilities, historical rates for long-term assets and liabilities and the weighted- average exchange rate for the year for income and expense items. Resulting translation adjustments are recorded to Accumulated Other Comprehensive Income (Loss) (OCI) as a component of stockholder’s equity.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income Taxes—The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss carryforwards. The Company could not conclude that it was more likely than not that the entire deferred tax asset related to 2006 net operating loss (“NOL”) would be fully utilized. As such, a valuation allowance of $2,128 was established, which represents the amount that total deferred tax assets exceed total deferred tax liabilities.

Accrued Warranties—Effective January, 1, 2006, warranty costs are accrued at the time revenue is recognized. Prior to January 1, 2006 warranty services were expensed in the period in which the services were provide. In 2006, additional charges of approximately $53 were recorded to provide for unasserted warranty claims that existed at December 31, 2005.

The Company’s products are typically sold with a warranty covering defects that arise during a fixed period of time. The specific warranty offered is a function of customer expectations and competitive forces.

Effective January 1, 2006, a liability for estimated warranty claims is accrued at the time of sale. The liability is established using historical warranty claim experience. Historical warranty experience is, however, reviewed by

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2006 and 2005

Note 3. Summary of Significant Accounting Policies—(Continued)

management. The current provision may be adjusted to take into account unusual or non-recurring events in the past or anticipated changes in future warranty claims. Adjustments to the initial warranty accrual are recorded if actual claim experience indicates that adjustments are necessary. Warranty reserves are reviewed to ensure critical assumptions are updated for known events that may impact the potential warranty liability.

Sale and Leaseback—In accordance with FASB 13, 66 and 98, the Company has recorded deferred revenue in relationship to the sale and leaseback of one of our operating facilities. As such, the gain on the sale of the land and building has been deferred and is being amortized on a straight line basis over the life of the lease.

Computation of EPS—Basic Earnings per Share (“EPS”) was computed by dividing net loss by the weighted average number of common shares outstanding during the period.

In September 2004, the Emerging Issues Task Force reached a final consensus on Issue N. 04-8, “The Effect of Contingently Convertible Debt on Diluted EPS” (EITF 04-8). Contingently convertible debt instruments are financial instruments that add a contingent feature to a convertible debt instrument. The conversion feature is triggered when one or more specified contingencies occur and at least one of these contingencies is based on market price. Prior to the issuance of EITF 04-8, SFAS 128 had been widely interpreted to allow the exclusion of common shares underlying contingently convertible debt instruments from the calculation of diluted EPS in instances where conversion depends on the achievement of a specified market price of the issuer’s shares. The consensus requires that these underlying common shares be included in the diluted EPS computations, if dilutive, regardless of whether the market price contingency or any other contingent factor has been met. The consensus, which is effective for reporting periods ending after December 15, 2004, requires the restatement of diluted EPS for all prior periods presented. As of December 31, 2004, Veri-Tek had a contingently convertible debt instrument. In February 2005, $7,125 of subordinated debt was converted to shares of common stock upon consummation of the initial public offering.

The number of shares related to options, warrants, and similar instruments included in diluted EPS (“EPS”) is based on the “Treasury Stock Method” prescribed in SFAS No. 128. This method assumes theoretical repurchase of shares using proceeds of the respective stock option or warrant exercise at a price equal to the issuer’s average stock price during the related earnings period. Accordingly, the number of shares includable in the calculation of EPS in respect of the stock options, warrants, and similar instruments is dependent on this average stock price and will increase as the average stock price increases.

Securities of a subsidiary that are convertible into its parent company’s common stock shall be considered among potential common shares of the parent company for the purposes of computing consolidated diluted EPS.

Including the contingently convertible debt in the diluted EPS calculation is anti-dilutive when there is a loss and is, therefore, excluded from the diluted per share calculation under paragraph 16 of SFAS 128. The effect of applying paragraph 16 of SFAS 128 resulted in the exclusion of 820,044, 26,283, and 199,863 shares related to convertible debt, exchangeable securities, or warrants from the diluted EPS calculation of the years ended December 31, 2006, 2005 and 2004, respectively.

Comprehensive income—Statement of Financial Accounting Standard (“SAFS”) No. 130 “Reporting Comprehensive Income” requires reporting and displaying comprehensive income and its components.

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2006 and 2005

Note 3. Summary of Significant Accounting Policies—(Continued)

Comprehensive income includes, in addition to net earnings, other items that are reported as direct adjustments to stockholder’s equity. Currently, the only Comprehensive income adjustment required for the Company is a foreign currency translation adjustment. Comprehensive income was ($8,945), ($2,252), ($3,454) for the years ended December 31, 2006, 2005, and 2004.

Reclassifications— Certain reclassifications have been made to the 2005 and 2004 financial statements to conform to the 2006 presentation.

Variable Interest Entities

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (“FIN No. 46R”). This pronouncement clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and changes the criteria by which one Company includes another entity in its consolidated financial statements. This may occur when equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial subordinated support from other parties. Although the Company is not required to consolidate under FIN 46R; the Company has determined that it has a significant variable interest in a related entity, for which it is not the primary beneficiary.

At December 31, 2006, the company had a significant variable interest in a related entity GT Distribution, LLC in the form of a receivable in the amount of $4,722. Primarily because of the common shareholder ownership between the Company and GT Distribution, LLC, the Company is exposed to risk in regards to its variable interest. At the end of 2006, the carrying amount of the assets of GT Distribution, LLC totaled $11,940 and the carrying amount of its debt totaled $14,014. During the year ended December 31, 2006 GT Distribution, LLC had revenue of approximately $20,223. The maximum exposure to the Company is the carrying amount of the receivable recorded at $4,722.

Note 4. Initial Public Offering

On February 14, 2005, the Company offered 2,500,000 shares of common stock at $6.00 per share in its initial public offering. All shares were purchased and the Company received $13,950, net of fees of $1,050, on February 18, 2005.

On March 2, 2005, the underwriter exercised its option to purchase an additional 375,000 shares at $6.00 per share. The Company received $2,093, net of fees of $157, on March 2, 2005.

The Company had additional expenses related to its initial public offering of $985, which includes accounting, legal and printing costs. The Company’s net cash proceeds after fees and expenses were $15,057.

Upon completion of the initial public offering, the Company used approximately $8,000 of the net proceeds to repay the then outstanding balance of a revolving credit facility. Approximately $4,600 of the initial public offering proceeds was primarily used by the Company to fund operations or acquire capital equipment. Approximately, $2,500 of initial offering proceeds remained at the time of the Quantum Value Management (“QVM”) acquisition. The remaining funds were used to pay down debt acquired in the QVM acquisition that occurred on July 3, 2006.

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2006 and 2005

Note 5. Inventory

The components of inventory at December 31 are summarized as follows:

	2006	2005
Raw Materials and Purchased Parts	$12,498	$119
Work in Process	3,919	—
Finished Goods and Replacement Parts	1,013	1,043

Inventories, net	$17,430	$1,162

At December 31, 2006 and 2005, the Company’s inventory included $438 and $1,014 of equipment. Equipment included in inventory is not subject to amortization or depreciation. In 2005, the Company transferred approximately $528 of equipment from inventory to property, plant and equipment. This equipment was reclassified when the Company decided to use the equipment to manufacture driveshafts and no longer held the equipment out for sale.

Note 6. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	2006	2005
Building	$4,913	$—
Machinery and Equipment	802	680
Furniture and Fixtures	9	22
Leasehold Improvements	157	43
Assets under Development	703	1,305
Computer Software & Equipment	59	223
Motor Vehicles	52	—

Totals	6,695	2,273
Less: Accumulated Depreciation	(278)	(188)

Net Property and Equipment	$6,417	$2,085

Depreciation expense was $355 (net of $190 amortization of deferred gain on building), $125, and $66 in 2006, 2005, and 2004 respectively. All Company assets were recorded in compliance with the provisions of SFAS No. 13. The gross value of the building capitalized was $4,913. Included in accumulated depreciation is the $208 of depreciation recorded related to the building capitalized during 2006.

Note 7. Goodwill and Other Intangible Assets

The Company accounts for Other Intangible Assets under the guidance of SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, Other Intangible Assets with definite lives are amortized over their estimated useful lives. Indefinite and definite lived intangible assets are subject to annual impairment testing.

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2006 and 2005

Note 7. Goodwill and Other Intangible Assets—(Continued)

The Company capitalizes certain costs related to patent technology. Additionally, a substantial portion of the purchase price related to the Company’s acquisitions has been assigned to patents or unpatented technology, trade name, customer backlog, and customer relationships. The intangibles acquired in acquisitions have been valued using a discounted flow approach. Intangibles, except goodwill, are being amortized over their estimated useful lives.

	December 31,		Useful Lives
	2006	2005
Patented and unpatented technology	$14,939	$4,851	10-17 years
Amortization	(1,420)	(639)
Impairment reserve, net of Accumulated Amortization	(3,915)
Customer relationships	7,348	—	20 years
Amortization	(172)	—
Trade names and trademarks	4,337	—	25 years
Amortization	(85)	—
Customer Backlog	506	—	< 1 year
Amortization	(255)	—

Intangible assets	21,283	4,212
Goodwill	13,305	—

Goodwill and other intangibles	$34,588	$4,212

Amortization expense was $1,288 for the period ended December 31, 2006 and $296 and $296 for the periods ended December 31, 2005 and 2004. As part of the Company’s required annual impairment analysis and its segment disposal review, an impairment charge in the Testing & Assembly Equipment segment of $3,915 was made relating to patent carrying value as of December 31, 2006 resulting in a $0 carrying value.

Estimated amortization expense for the next five years is as follows:

2007	$1,800
2008	$1,549
2009	$1,549
2010	$1,549
2011	$1,549
And subsequent	$13,287

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2006 and 2005

Note 8. Accrual Detail

	As of Year Ended December 31,
	2006	2005
Account Balances:
Trade Payable	$13,641	$767
Bank Overdraft	827	—

Accounts Payable	$14,468	$767

Accrued Payroll	$596	$72
Accrued Bonus	369	—
Accrued Interest	256	—
Accrued Commissions	133	143
Accrued Expenses—Other	259	54
Accrued Warranty	871	—
Accrued Income Tax	64	—
Accrued Product Liability	647	—

Total Accrued Expenses	$3,195	$269

Note 9. Line of Credit and Debt

Revolving Credit Facility

At December 31, 2006, the Company had drawn $14,121 under a revolving credit agreement with Comerica bank. The Company is eligible to borrow up to $16,500 with interest at prime plus 1% (prime was 8.25% at December 31, 2006). The maximum amount of outstanding is limited to the sum of 85% of eligible receivable, 75% eligible Canadian accounts and the lesser of 65% of eligible inventory or $7,500 plus $2,500. The credit facility’s original maturity dated was January 2, 2005. The maturity date has subsequently been extended and the note is now due on April 1, 2008. The indebtedness is collateralized by substantially all of the Company assets. Additionally, certain shareholders’ of the Company have personally guaranteed $2,500 of the note. The facility contains customary limitations including, but not limited to, acquisitions, dividends, repurchase of the Company’s stock and capital expenditures. The Agreement also requires the Company to have a minimum Tangible Effective Net Worth, as defined in the agreement.

Revolving Canadian Credit Facility

At December 31, 2006 Manitex Liftking ULC, had a revolving credit agreement with a bank. The Company is eligible to borrow up to $3,500 (CDN) with interest at Canadian prime rate plus 2%. The maximum amount outstanding is limited to the sum of 80% of eligible receivables and the lesser of 50% of eligible inventory or $2,500 (CDN). The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets. At December 31, 2006, the Canadian Line of Credit did not have an outstanding balance.

Revolving Credit Facility

As a result of the initial public offering in February 2005, the Company’s outstanding balance on its revolving credit facility was reduced to zero and the credit facility was terminated. On February 28, 2005, the Company entered into an agreement with its bank for a new credit facility, one with more favorable terms. The new facility

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2006 and 2005

Note 9. Line of Credit and Debt—(Continued)

was a two year, $8,000 revolving credit facility secured by substantially all of the Company’s assets. The facility was to expire on February 28, 2007. The facility contained customary limitations including, but not limited to, acquisitions, dividends, and capital expenditures. The interest rate was variable and advances could bear interest at the Eurodollar based rate or the prime based rate. As of June 30, 2006, the facility had a zero balance. The unused facility was merged into Quantum Value Management, LLC’s (“QVM”) existing $16,500 revolving credit facility as part of the acquisition of QVM.

Note Payable Issued to Acquire QVM

In connection with the Acquisition, the Company has a note payable to the former Members of QVM for $1,072. The note matures on July 2, 2009 or earlier if there is a change in control as defined in the note or if the Company receives cash proceeds of at least $25,000 from the sale of its common stock or securities convertible or exchange for its common stock. Interest is payable on the first day of each calendar quarter, commencing on September 1, 2006. The Interest is computed using the prime rate announced by Comerica Bank at its Detroit office on the last business day immediately preceding the applicable interest payment date. In the event of default interest is accelerated and increase to prime plus 3%.

Note Payable Issued to Acquire Liftking Industries

In connection with the Liftking Industries’ Acquisition, the Company has a note payable to the seller for $3,200 (CDN). The Note shall provide for interest at 1% over the prime rate of interest charged by Comerica Bank, calculated from the closing date and payable quarterly in arrears commencing April 1, 2007, and for principal payments of two hundred thousand dollars (CDN) quarterly commencing April 1, 2007, with the final installment of principal and interest thereon due December 31, 2011. The note payable is subject to a general security agreement which subordinates the seller’s security interest to the interest of the buyer’s senior secured credit facility, but shall otherwise rank ahead of the seller’s other secured creditors.

Note Payable—Bank

At December 31, 2006, the Company has a $14,000 note payable to a bank. The note payable to the bank was assumed in connection with the QVM acquisition. The note was due on September 10, 2006 .The maturity date has subsequently been extended and the note is now due on April 1, 2008. The note has an interest rate of prime plus 1% until maturity, whether by acceleration or otherwise, or until default, as defined in the agreement, and after that at a default rate of prime plus 4%. Interest is payable the first day of each month. The bank has been granted security interest in substantially all the assets of the Company’s Manitex subsidiary. The former members of QVM unconditionally guarantee the note.

Subordinated Debt

The Company had a note payable to a shareholder with interest at 20% per annum which required quarterly interest only payments of 8% with the remaining 12% added to principal when due. The principal balance and all outstanding interest were originally due in full on August 1, 2008. The note was subordinate to the line of credit. In April 2004, the agreement was modified to accrue all interest and add the interest to the principal. In October 2004, the rate was modified to include a conversion option to convert the total amount due, including interest, upon the Company’s completion of its initial public offering. In February 2005, the Company issued 1,195,900 shares of common stock as settlement for the $7,175 of debt, including $1,275 of interest.

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2006 and 2005

Note 10. Income Taxes

Information pertaining to the Company’s income before income taxes is as follows:

	Year ended December 31,
	2006	2005	2004
Income (loss) before income taxes:
Domestic	$(9,724)	$(3,336)	$(5,224)
Foreign	(491)	—	—

Total income before taxes	$(10,215)	$(3,336)	$5,224)

Information pertaining to the Company’s provision (benefit) for income taxes is as follows:

	Year ended December 31,
	2006	2005
Provision (benefit) for income taxes:
Current:
Federal	$64	$—
State and local	42	—

	106	—
Deferred:
Federal	(1,432)	(1,084)
State and local	—	—

Total provision for income taxes	$(1,326)	$(1,084)

The Company recorded a tax provision (benefit) of ($1,326) (an effective tax rate of 12.98%) and ($1,084) (an effective tax rate of 32.49%) for the years ended December 31, 2006 and 2005, respectively. The Company also recorded net deferred tax liabilities of $4,518 in the purchase accounting for Manitex, Inc.

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2006 and 2005

Note 10. Income Taxes—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2006	2005
Deferred tax assets:
Current:
Accrued expenses and other liabilities	$1,303	$577
Long-term:
Deferred gain	1,465	—
Property, plant and equipment	613	—
Unrealized foreign currency loss	30	—
Net operating loss carryforwards	3,326	2,529
Tax credit carryforwards	31

Total deferred tax asset	6,768	3,106
Valuation allowance	(2,128)	—

Total deferred tax asset net of valuation allowance	4,640	3,106
Deferred tax liabilities:
Long-term:
Property, plant and equipment	—	20
Intangibles	4,640	—

Total deferred tax liability	4,640	20

Net deferred tax liabilities	$—	$3,086

The effective tax rate before income taxes varies from the current statutory federal income tax rate as follows:

	Year ended December 31,
	2006	2005
Statutory rate	34.00%	34.00%
State and local taxes	-0.27	0.00
Permanent differences	-0.22	-1.51
Change in valuation allowance	-20.55	0.00

	12.98%	32.49%

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss carryforwards. Due to the uncertainty regarding the Company’s ability to utilize its net operating losses in the future, the Company has provided a full valuation allowance against its net deferred tax assets. For the year ended December 31, 2006, a valuation allowance of $2,128 was recorded.

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2006 and 2005

Note 10. Income Taxes—(Continued)

The Company has approximately $9,800 and $7,400 of federal net operating loss carryforwards at December 31, 2006 and 2005, respectively. Such loss carryforwards expire beginning in 2023 through 2026, if not utilized, and may be subject to certain utilization limitations provided by the Internal Revenue Code.

In October 2004, the American Jobs Creation Act of 2004 (the “Act”) became effective. The Act made changes to the income tax laws that affected the Company beginning in 2005, the most significant of which is a new deduction relating to qualifying domestic production activities. The deduction is equal to 3% of qualifying income for 2005 and 2006, 6% in 2007 through 2009, and by 2010, 9% of such income. Due to limitations associated with claiming the benefits of this deduction, the Company did not derive any benefits in 2006 or 2005.

Note 11. Supplemental Cash Flow Disclosures

Interest received and paid, income taxes paid and non-cash transactions incurred during the years ended December 31, 2006, 2005, and 2004 were as follows:

	2006	2005	2004
Interest Received	$39	$155	$—
Interest Paid	1,713	54	261
Income Taxes	631	—	—
Non-Cash Transactions:
Acquisition note—QVM	1,072	—	—
Acquisition note—Lifting Industries, Inc.	2,796	—	—
Acquisition stock—QVM	916	—	—
Acquisition stock—Liftking Industries, Inc	1,024	—	—
Interest Expense added to Principal Debt	—	—	1,075
Conversion of Debt to Stock	—	7,175	—
Capitalization of Machines from Inventory	—	527	—

Note 12. Operating and Capital Leases

The Company has a twelve year lease which expires in April 2018 that provides for monthly lease payments of $67 for its Georgetown, Texas facility. The lease has been classified as a capital lease under the provisions of FASB Statement No. 13. The Company has also entered into several small equipment leases, with lease terms of three years or less that it has determined are required to be capitalized under the provisions of FASB Statement No. 13. The remaining minimum lease payments for these leases are approximately $199.

The Company leases its Wixom, MI facility under an operating lease. Monthly payments under the lease are $22. The lease expires September 1, 2007. Total rent expense related to this lease was $262 each for the years ended December 31, 2006, 2005, and 2004, respectively.

The Company leases its Woodbridge, Ontario facility under an operating lease. Monthly payments under the lease are $32. The lease expires May 31, 2009. Total rent expense related to this lease was $32 for the year ended December 31, 2006.

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2006 and 2005

Note 12. Operating and Capital Leases—(Continued)

The Company leases certain equipment and vehicles under leases that are classified as operating leases under FASB No. 13. Total rent expense for to these leases were $26 and $38, and $81 for the years ended December 31, 2006, 2005, and 2004.

Future Minimum Lease Payments are:

Years	Operating Leases	Capital Leases
2007	$685	$936
2008	418	856
2009	164	804
2010	—	804
2011	—	804
Subsequent	—	5,092

Total Minimum Lease Payments	$1,267	$9,296

Less: imputed interest of approximately 12%		4,255

Present value of minimum lease payment		$5,041

Capital Item	Cost	Accumulated Depreciation	Depreciation Expense	Interest Expense
Building—Georgetown, TX	$4,913	$208	$18	$307
Other Capitalized lease	87	8	2	3

Capital Equipment Totals	$5,000	$216	$20	$310

Sales and Leaseback—In accordance with FASB 13, 66 and 98, at December 31, 2006, the Company has deferred revenue of $4,310 related to the sales and leaseback of Georgetown operating facilities.

Note 13. 401K Profit Sharing Plan

The Company’s Testing & Assembly Equipment segment sponsors a 401K profit sharing plan that covers all Testing & Assembly Equipment segment employees of the Company. The plan allows eligible employees to withhold amounts from their pay on a pre-tax basis and invest in self directed investment accounts.

The Company’s Manitex, Inc. subsidiary also sponsors a 401K plan for all Manitex employees. The plan is open to employees 21 years of age & older. There is no minimum employment duration required before eligibility. The plan allows for monthly enrollment and contribution changes.

The current discretionary match authorized by Manitex, Inc. is a dollar for dollar match on the first 3% of income, followed by a $.50 contribution for each dollar invested on the next 3% of income. There is currently no dollar limit regarding matched funds and the plan also calls for immediate vesting of the employer contribution component. The employer match is paid when payroll is processed.

The amount paid in matching contributions by the company since the QVM acquisition is approximately $91.

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2006 and 2005

Note 14. Accrued Warranties

Effective January 1, 2006, a liability for estimated warranty claims is accrued at the time of sale. The liability is established using historical warranty claim experience. Historical warranty experience is, however, reviewed by management.

The current provision may be adjusted to take into account unusual or non-recurring events in the past or anticipated changes in future warranty claims. Adjustments to the initial warranty accrual are recorded if actual claim experience indicates that adjustments are necessary. Warranty reserves are reviewed to ensure critical assumptions are updated for known events that may impact the potential warranty liability.

The following table summarizes the changes in product warranty liability:

2006
Balance December 31, 2005	$—
Business Acquired	849
Accrual for warranties issued during the year	870
Warranty Services provided	(873)
Changes in estimates	25

Balance December 31, 2006	$871

Note 15. Unrealized Loss on Cost in Excess of Billing

During the year ended December 31, 2006, the Company wrote off $169 of outstanding reserves against cost in excess of billings and reduced the outstanding reserves associated with the two contracts where payment was determined to be permanently impaired due to customer refusal to tender payment.

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

During the year ended December 31, 2004, a customer delayed delivery on a piece of equipment currently under contract and substantially completed. The customer’s failure to take delivery has raised doubt to the realization of the amounts to be billed under the contract. Therefore, management has recorded a reserve of $1,565, net of recoverable value of the equipment, against cost in excess of billings.

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2006 and 2005

Note 16. Segment Information

The following is financial information for our two operating segments, i.e., Lifting Equipment and Testing & Assembly Equipment. The financial information for the Lifting segment is included from the date of acquisition(s).

	Year ended December 31,
	2006	2005	2004
Net Sales
Lifting Equipment	$40,676	$—	$—
Testing & Assembly Equipment	5,092	7,641	7,929

Total	$45,768	$7,641	$7,929

Operating Earnings
Lifting Equipment	$1,976	$—	$—
Testing & Assembly Equipment	(10,246)	(3,432)	(3,889)

Total	$(8,270)	$(3,432)	$(3,889)

Total Assets
Lifting Equipment	$70,452	$—	$—
Testing & Assembly Equipment	13,392	17,227	11,885

Total	$83,844	$17,227	$11,885

Acquisitions accounted for as purchases have been included in the Company’s results from their respective dates of acquisition. QVM and Manitex Liftking were acquired on July 3, 2006 and November 30, 2006, respectively. Expenses of corporate nature incurred after the QVM acquisition have been allocated to the two segments.

The percentage of our revenue by country for the past three years is as follows:

	2006	2005	2004
United States	80%	33%	81%
Canada	10	—	—
Brazil	5	19	—
Korea	3	33	4
Mexico	1	15	15
China	1	—	—

	100%	100%	100%

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2006 and 2005

Note 16. Segment Information—(Continued)

The Company attributes revenue to different geographic areas based on the location of the installation or shipment of the equipment sold. Long-Lived Assets are based on where the operating unit is domiciled. Revenues and Long-Lived Assets for the years ended December 31, 2006, 2005, and 2004 are as follows:

Long Lived Asset break-out

	2006	2005
United States	$46,036	$9,603
Other North America	1,694	—

Total Long-Lived Assets	$47,730	$9,603

Due to the nature of the Company’s business, the Company’s sales are concentrated with a small number of customers representing more than 10% of the total revenues. In 2006, the Company had two customers with revenues that equaled or exceeded 10% of total revenues. The percentage for these two customers was 12% and 10%. In 2005, the Company had five customers with revenues that exceeded 10% of total revenues. The percents for each of the five customers are 19.3%, 18.5%, 17.3%, 13.7% and 12.7%. In 2004, the Company had three customers with revenues that exceeded 10% of total revenues. The percents for each of the three customers are 35.7%, 24.4% and 16.8%.

Note 17. Acquisitions

QVM (Manitex) Acquisition

On July, 3, 2006, pursuant to the Purchase Agreement, dated as of May 16, 2006 and as amended on July 3, 2006 with Quantum Value Management, LLC (“QVM” or the “Parent”) and all of the members of the Parent (the “Members”), the Company purchased from the Members all the outstanding membership interest of the Parent (the “Acquisition”). The Company acquired Manitex through its acquisition of all the membership interest in the Parent. The aggregate consideration (the “Consideration”) paid in connection with the Acquisition was approximately $1,998, which is subject to post-closing working capital adjustments, consisting of (i) 234,875 shares of the Company common stock valued at $916, and (ii) a Non-Negotiable Subordinated Promissory Note for approximately $1,072.

The issuance of $1,072 negotiable subordinate promissory note and stock issued valued at $916 did not result in any actual cash receipts or disbursements; therefore, they are non-cash items. As such, the $1,988 is not reflected in the Company’s Statement of Cash Flows; however, it does affect both investing and financing activities of the Company.

The Acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values.

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2006 and 2005

Note 17. Acquisitions—(Continued)

The results of operations for the Acquisition have been included in the accompanying consolidated statement of operations from the date of the Acquisition. The total cost of the acquisition is as follows:

Acquisition Cost:
Promissory note issued by Veri-Tek	$1,072
Veri-Tek common stock (234,875 @$3.90)	916
Direct transaction fees and expenses	11
Cash and cash equivalents received	(1)

Total purchase price paid	$1,998
Less non-cash items:
Note	(1,072)
Common Stock	(916)

Net consideration paid	$10

The stock issued in connection with the acquisition of QVM is valued based on the average of closing prices for a four day period starting two days before the announcement of the acquisition and two days after the announcement of the acquisition.

The above purchase price has been allocated based on an estimate of the fair values of assets acquired and liabilities assumed. The final valuation of net assets is expected to be completed as soon as possible, but no later than one year from the acquisition date in accordance with generally accepted accounting principals.

The purchase price has been preliminarily allocated based on management’s estimates as follows (in thousands):

Purchase Price Allocation:
Trade receivables (net)	$10,453
Receivable from related parties	4,945
Inventories	10,197
Prepaid expense	480
Building and Equipment	5,913
Tradename & Trademarks	4,200
Patented & Unpatented Technology	9,500
Customer Backlog	400
Customer Relationships	6,800
Goodwill	13,305
Accounts payable	(10,241)
Accrued expenses & other current liabilities	(7,494)
Federal taxes Payable	(579)
Line of credit	(16,156)
Note payable	(20,000)
Capital Lease Obligations	(5,207)
Deferred tax liability	(4,518)

Total purchase price paid	$1,998

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2006 and 2005

Note 17. Acquisitions—(Continued)

The above purchase price allocation is materially different from the one that is in our 8-K/A that was filed on September 19, 2006. Building and equipment is now estimated at $5,913. In the earlier filing, it was estimated at $1,000. The material increase is the result of capitalizing the lease related to the Georgetown facility. Subsequent to the filing of the 8-K/A, it was determined that the lease was required to be capitalized under the provisions of FASB Statement No. 13. Capitalization of the lease results in an increase in building and equipment and a corresponding increase in capital lease obligations.

Intangibles assets and goodwill increased from $27,180 to $34,588 which is principally the result of increases in liabilities at the date of acquisition. The increase reflects a deferred tax change of $6,208 (resulting in a deferred tax liability of $4,518) and an increase in accounts payable and accruals. The deferred tax liability is based on analysis of the differences between financial accounting and tax basis of the assets liabilities.

Also since the 8-K/A was filed on September 19, 2006, a valuation study has been completed to allocate the purchase price. This resulted in a significant reduction of goodwill with an offsetting increase in identifiable intangibles. The identifiable intangibles have definitive lives and, therefore, are amortized. The amortization of the identifiable intangibles is not deductible for taxes purposes and, therefore, gives rise to a deferred tax liability. The non-deductible amortization was taken into account in completing the analysis referred to in preceding paragraph.

Accounts payable and accruals were adjusted to account for additional liabilities that were discovered after the 8-K/A was filed.

A history of operating margins and profitability, service and manufacturing base and a leading presence in the lifting equipment industry resulted in the recognition of $13,305 of Goodwill.

Note payable Assumed in the QVM Acquisition

QVM, at the date of the Acquisition, had a $20,000 note payable to a bank that was due on September 10, 2006. The maturity date has subsequently been extended and the note is now due on April 1, 2008. The note has an interest rate of prime plus 1% until maturity, whether by acceleration or otherwise, or until default, as defined in the agreement, and after that at a default rate of prime plus 4%. Interest is payable the first day of each month. The bank has been granted security interest in substantially all the assets of the Company’s Manitex subsidiary. The former members of QVM unconditionally guarantee the note.

Liftking Acquisition

On November 30, 2006, the Company, through its wholly owned subsidiary, Manitex Liftking, ULC, an Alberta unlimited liability company (“Manitex Liftking”) completed the acquisition (the “Liftking Acquisition”) of all of the operating assets of Liftking Industries, Inc. an Ontario, Canada corporation (“Lifting”). The aggregate consideration (the “Consideration”) paid in connection with the Acquisition was approximately $7,140, which is subject to post-closing working capital adjustment. The Consideration paid includes $3,320 of cash, 266,000 exchangeable shares of common stock of Manitex Liftking, valued at $1,024 and a Non-Negotiable Subordinated Promissory Note for approximately $2,796.

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2006 and 2005

Note 17. Acquisitions—(Continued)

The total cost of the Liftking Industries acquisition is as follows:

Acquisition Cost:
Promissory note issued	$2,796
Manitex common stock (266,000 @$3.85)	1,024
Cash and cash equivalents	3,320

Total purchase price paid	$7,140
Less non cash items:
Note	(2,796)
Exchangeable Subsidiary Stock	(1,024)

Net consideration paid	$3,320

The issuance of $2,796 negotiable subordinate promissory note and exchangeable stock issued valued at $1,024 did not result in any actual cash receipts or disbursements; therefore, they are non-cash items. As such, the $3,820 is not reflected in the Company’s Statement of Cash Flows; however, it does affect both investing and financing activities of the Company.

The purchase price has been preliminarily allocated based on management’s estimates as follows:

Purchase Price Allocation:
(Thousands of Dollars)

Accounts Receivable (Net)	$2,337
Inventory	6,926
Prepaid Expenses	174
Equipment	361
Other Assets	36
Trade names & Trademarks	137
Technology	582
Customer Backlog	106
Customer Relationships	549
Accounts Payable	(3,077)
Accrued Expense	(386)
Progress & Customer Deposits	(605)

Total Purchase Price paid	$7,140

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2006 and 2005

Note 17. Acquisitions—(Continued)

The following unaudited pro forma information assumes the acquisitions of QVM and Liftking occurred on January 1, 2005. The unaudited pro forma results have been prepared for informational purposes only and do not purport to represent the results of operations that would have been had the Acquisition occurred as of the date indicated, nor of future results of operations. The unaudited pro forma results for the year ended December 31, 2006 and 2005 are as follows (in thousand, except per share data)

	Twelve months Ended
	December 31, 2006	December 31, 2005
Net Sales	$94,860	$85,980
Net Earnings	$(11,572)	$(2,986)
EPS:
Basic	$(2.02)	$(0.62)
Diluted	$(2.02)	$(0.62)

Pro Forma Adjustment Note

Pro Forma adjustments were made to give effect to the amortization of the intangibles recorded as a result of the acquisition, which would have resulted in $823 and $2,082 of additional amortization expense in 2006 and 2005, respectively. Additionally, Pro Forma adjustments were made to give effect to the interest on the notes to sellers issued in connection with the acquisitions (Manitex and Manitex Liftking), which would have resulted in $184 and $279 of additional interest expense in 2006 and 2005, respectively.

Note 18. Equity

Issuance of Common Stock and Warrants

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

Initial Public Offering

In February 2005, in connection with the Company’s initial offering the Company issued 2,875,000 shares of common stock. (See Note 4.)

Conversion of Debt Securities

In February 2005, Veri-Tek’s $7,175 contingently convertible subordinated debt was converted into 1,195,900 shares of common stock upon consummation of the initial public offering.

Stock Issuance

On July 3, 2006, the Company issued 234,875 shares of common stock in connection with its purchase of Manitex through the acquisition of all the membership interests of QVM.

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2006 and 2005

Note 18. Equity—(Continued)

Private Placement

On November 15, 2006, the Company closed a $11,136 private placement of its common stock (the “Private Placement”) pursuant to the terms of a security purchase agreement entered into among the Company and certain institutional investors on November 3, 2006 (the “Securities Purchase Agreement”). Pursuant to the Securities Purchase Agreement, Veri-Tek issued 2,750,000 shares of its common stock. In connection with the sale of stock the Company incurred investment banking fees of $778 and legal fees of approximately $61. The Company’s net cash proceeds after fees and expenses were $10,298 with $8,026 and $2,272 being allocated to common stock and warrants, respectively.

In connection with the Private Place the Company has filed a Form S-3 Registration Statement to register the securities issued in the Private Placement. The Security and Exchange Commission (“SEC”) is currently reviewing the S-3 Registration Statement. As such, the S-3 Registration Statement has not yet been declared effective.

Stock Warrants

The Security Purchase Agreement provided for the issuance of series A and Series B warrants. The Series A Warrants and the Series B Warrants (together the “Warrants”) were issued upon the closing of the Private Placement and will be exercisable after the sixth month anniversary of the issuance date of the Warrants until November 15, 2011. The Series A warrant holders can purchase 550,000 shares of the Company’s common stock. The Series A Warrants have an exercise price of $4.05 per share. The Series B warrant holders can purchase 550,000 shares of the Company’s common stock. The Series B Warrants have an exercise price of $4.25 per share.

Roth Capital Partners, LLC acted as exclusive placement agent for the Private Placement and received cash and warrants to purchase the Company’s common stock as a placement agent fee.

The Company issued warrants to purchase an aggregate of 192,500 shares of the Company’s common stock to a finder and to Roth Capital Partners, LLC for acting as placement agent in connection with the Private Placement. These warrants will be exercisable until November 15, 2011, and have an exercise price of $4.62 per share.

The Warrants will be exercisable on a cashless basis under certain circumstances, and are callable under certain circumstances. In 2006, the Company issued warrants as follows:

Number of Shares	Exercise Price	Expiration Date	In Connection With
550,000	$4.05	November 15, 2011	Private placement
550,000	$4.25	November 15, 2011	Private placement
192,500	$4.62	November 15, 2011	Placement Agent Fee

In 2005 the Company did not issue any warrants.

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2006 and 2005

Note 18. Equity—(Continued)

The following table contains information regarding warrants for the years ended December 31, 2006 and 2005 respectively:

	2006		2005
	Warrants	Price per Share	Warrants	Price per Share
Outstanding on January 1	—	—	—	—
Issued	1,292,500	$4.05-$4.62	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Outstanding on December 31	1,292,500	$4.05-$4.62	—	—
Weighted average exercise price	$4.22		—
Weighted average fair value of warrants granted during the year	$2,272,291		—
Weighted average remaining life of warrants at December 31	4.87 years		—

The fair value of the warrants at date of issuance was estimated using the Black-Scholes Model with the following assumptions:

	2006	2005
Risk-free interest rate	4.632%	—
Expected life	5 years	—
Expected dividends	None	—
Expected volatility	52.189%	—

2004 Equity Incentive Plan

In 2004, the Company adopted the 2004 Equity Incentive Plan. The maximum number of shares of common stock reserved for issuance under the plan is 350,000 shares. The total number of shares reserved for issuance may, however, may be adjusted to reflect certain corporate transactions or changes in our capital structure. Our employees and members of our board of directors who are not our employees or employees of our affiliates are eligible to participate in the plan. The plan is administered by a committee of our board comprised of members who are outside directors. The plan provides that the committee has the authority to, among other things, select plan participants, determine the type and amount of awards, determine award terms, fix all other conditions of any awards, interpret the plan and any plan awards. Under the plan, the committee can grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units, except Directors may not be granted stock appreciation rights, performance shares and performance units. During any calendar year, participants are limited in the number of grants they may receive under the plan. In any year, an individual may not receive options for more than 15,000 shares, stock appreciate rights with respect to more than 20,000 shares, more than 20,000 shares of restricted stock and/or an award for more than 10,000 performance

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2006 and 2005

Note 18. Equity—(Continued)

shares or restricted stock units or performance units. The plan requires that the exercise price for stock options and stock appreciation rights be not less than fair market value of our common stock on date of grant.

Through December 31, 2006, no grants have been made under the 2004 Equity Incentive Plan.

Note 19. Minority Interest

On November 30, 2006, the Company issued 266,000 shares of stock in Manitex Liftking Canadian Subsidiary with a value of $1,024. These shares are exchangeable into 266,000 shares of the Company’s Common Stock. As of December 31, 2006, the shares had not yet been exchanged for Veri-Tek International Corp. Common Stock. Until the shares are exchanged, the value of the exchangeable shares is shown as a minority interest. The Company expects that the shares will be exchanged for Veri-Tek International Corp. Common Stock.

Note 20. Employee Stock Based Compensation

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

Note 21. New Accounting Pronouncements

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

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2006 and 2005

Note 21. New Accounting Pronouncements—(Continued)

financial statements have not yet been issued. The Company adopted SFAS 123R on July 1, 2005. The adoption of this statement did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In March 2005, the SEC released Staff Accounting Bulletin No 107, “Share Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. In April 2005, the SEC amended the compliance dates for SFAS 123(R) to allow companies to implement the standard at the beginning of the next fiscal year, instead of the next reporting period beginning after June 15, 2005. The Company adopted the Staff Accounting Bulletin No. 107 on January 1, 2006. The adoption of this statement did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2006 and 2005

Note 21. New Accounting Pronouncements—(Continued)

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that misstatements be quantified based on their impact on each of the Company’s financial statements and related disclosures. On December 31, 2006, the Company adopted SAB 108. The adoption of SAB 108 did not impact the Company’s financial statements.

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2006 and 2005

Note 22. Contractual Obligations

	Payments due by period
	Total	2007	2008-2009	2010-2011	Thereafter
Revolving credit Facility	$14,121	$—	$14,121	$—	$—
Term Loan	14,000	—	14,000	—	—
Note to Former QVM members	1,072	—	—	—	1,072
Note to Liftking Industries, Inc.	2,745	515	1,373	857
Operating Lease Obligations	1,267	685	582	—	—
Capital Lease Obligations	9,296	936	1,660	1,608	5,092
Purchase Obligations	16,879	16,879	—	—	—

Total	$59,380	$19,015	$31,736	$2,465	$6,164

1)	Purchase obligations include commitments of approximately $16,700 relating to inventory items. The balance is attributable to non-inventory items, including fixed assets, research and development materials, supplies and services.

Note 23. Transactions Between the Company and Related Parties

In the course of conducting its business, the Company has entered into certain related party transactions. In April, 2006, prior to its acquisition by the Company, Manitex completed a sale and leaseback transaction of its Georgetown, Texas facility to an entity controlled by one of its affiliates, who was also a significant shareholder of the Company. The sale price was $5,000 and the proceeds of the transactions were used to reduce Manitex’s debt under its credit facility. The lease has a twelve year term and provides for monthly rent of $67. Although the Company did not obtain an independent valuation of the property or the terms of the sale and leaseback transaction in connection with its acquisition of Manitex, it believes the terms of the lease are at least as favorable to the Company as they could have obtained from an unaffiliated third party.

The sale and leaseback transaction resulted in a gain of approximately $4,600. Per paragraph 33 of FASB Statement No. 13 “Accounting for Leases”, sales-leaseback transactions are treated as a single financing transaction in which any profit or loss on the sale is deferred and amortized. As such, the gain has been deferred and is being amortized on a straight line basis over the life of the lease. The lease has been classified as a capital lease under the provisions of FASB Statement No. 13. Furthermore, the land and building are treated as a single unit in this transaction because the fair value of the land is less than 25% the total fair value of the leased property at the inception of the lease. The amortization of the deferred gain offsets depreciation expense.

The Company, through its Manitex and Manitex Liftking subsidiaries, purchase and sell parts to GT Distribution, Inc. (“GT”). GT is owned in part by the Company’s Chairman and Chief Executive Officer. Although the Company does not independently verify the cost of such parts, it believes the terms of such purchases and sales were at least as favorable to the Company as terms that it could obtain from a third party. As of December 31, 2006, the Company had $37 outstanding Accounts Receivable from GT and $253 outstanding Accounts Payable due to GT with respect to the purchase and sale of parts.

GT has three operating subsidiaries, BGI USA, Inc. (“BGI”), Crane & Machinery, Inc., and Schaeff Lift Truck, Inc. BGI is a distributor of assembly parts used to manufacture various lifting equipment. Crane & Machinery, Inc. distributes Terex and Manitex cranes, and services and sells replacement parts for most brands of light duty

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2006 and 2005

Note 23. Transactions Between the Company and Related Parties—(Continued)

and rough terrain cranes. Schaeff Lift Truck, Inc. manufactures electric forklifts and a line of heavy duty, rough terrain, diesel powered forklifts. Schaeff Lift Truck, Inc. has a 100% owned subsidiary domiciled in Bulgaria, SL Industries, Ltd.

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

	2006	2005
Georgetown Facility 1	$565	n.a
Woodbridge Facility 2	32	n.a
Allocation of Insurance Expense 3	139	n.a

Sales to:
Crane & Machinery	67	n.a.

Total Sales	67	n.a.

Purchases from:
BGI	367	n.a.
SL Industries, Ltd	512	n.a.
Noble International	168	n.a.

Total Purchases	$1,047	n.a.

1	The Company leases its 188,000 sq. ft. Georgetown, Texas manufacturing facility from an entity owned by one of the Company’s significant shareholders in fiscal 2006. Pursuant to the terms of the lease, the Company makes monthly lease payment of $67. The Company is also responsible for all the associated operating expenses including, insurance, property taxes and repairs. Under the lease, which expires April 30, 2018, monthly rent is adjusted annually by the lesser of increase in the Consumer Price Index or 2%.

2	The Company leases its 85,000 sq. ft. Woodbridge facility from an entity owned by a stockholder of the Company and relative of Manitex Liftking ULC’s, president and CEO. Pursuant to the terms of the lease, the Company makes monthly lease payments of $32. The Company is also responsible for all the associated operations expenses, including insurance, property taxes, and repairs. The lease will expire on May 31, 2009.

3	For 2006, GT Distribution, Inc. and its subsidiaries are covered under Manitex’s general, product liability and umbrella insurance policies. In exchange for this coverage, GT Distribution will pay Manitex $139 based on GT Distribution’s annual sales. The above table includes a prorated portion covering the amount relating to the period starting from the date of the acquisition.

In February 2005, the Company issued 1,195,900 shares of common stock to a significant shareholder as settlement for its $7,175 of subordinated debt, including interest of $1,275 owed to such shareholder.

As of December 31, 2006, the Company had a receivable of $4,722 from GT Distribution, which includes amounts owed to Crane & Machinery, Inc. GT Distribution expects to settle this receivable within twelve months by transferring certain of its assets to Veri-Tek International, Corp. On March 29, 2007, the Company and GT Distribution entered into a non-binding letter of intent in which GT agreed to transfer to the Company all of its rights to and interests in the assets constituting the Noble forklift product line, including all inventory, contract

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2006 and 2005

Note 23. Transactions Between the Company and Related Parties—(Continued)

rights and intellectual property. The consummation of such transaction is subject to the Company obtaining an opinion as to the fairness, from a financial point of view to the Company and its shareholders, of the consideration to be paid by the Company in the transaction for the above-described assets, the negotiation and execution of a definitive purchase agreement, and approval of the transaction by a special committee of the Company’s independent directors. Management believes that the value of the Noble assets that the Company will receive are at least equal to the amount of the outstanding receivable from GT. Management has not, however, obtained an independent valuation of such assets.

The Company has a note payable to the former members of QVM for $1,072 issued in connection with the acquisition of the membership interests of QVM. Upon the closing of such acquisition, Michael C. Azar, served as the Company’s Vice President and Secretary and David Langevin served as the Company’s Chief Executive Officer. In addition, three of the members of QVM, Michael Azar, David Langevin and Robert J. Skandalaris, owned 6.1%, 12.1% and 12.1%, respectively, of the Company’s outstanding common stock at such time.

The Company has a note payable to the former owners of Liftking Industries, Inc. for $2,796 issued in connection with the acquisition of Liftking Industries ULC. It was determined subsequent to the acquisition, that the note would be a related party transaction since Manitex Liftking’s President & CEO is a relative of the primary holder of the note.

Note 24. Legal Proceedings and Other Contingencies

The Company is involved in various legal proceedings, including product liability and workers’ compensation matters which have arisen in the normal course of operations. The Company has product liability insurance with self insurance retention that range form $50 to $1,000. Certain cases are at a preliminary stage, and it is not possible to estimate the amount or timing of any cost to the Company. However, the Company does not believe that these contingencies, in the aggregate, will have a material adverse effect on the Company. When it is probable that a loss has been incurred and possible to make a reasonable estimates of the Company’s liability with respect to such matters, a provision is recorded for the amount of such estimate or the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

It is reasonably possible that the “Estimated Reserve for Product Liability Claims” may change within the next 12 months. A change in estimate could occur if a case is settled for more or less than anticipated, or if additional information becomes known to the Company.

Note 25. Quarterly Financial Data (Unaudited)

	2006				2005
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Sales	$2,237	$1,675	$20,658	$21,198	$1,059	$1,142	$3,522	$1,918
Gross Profit	10	(42)	2,303	1,851	(296)	158	726	(352)
Net Loss	(370)	(414)	(566)	(7,539)	(811)	(473)	(63)	(906)
Loss per share
Basic and diluted	(0.08)	(0.08)	(0.11)	(1.16)	$(0.30)	$(0.10)	$(0.01)	$(0.21)
Shares outstanding
Basic and diluted	4,875,000	4,875,000	5,104,769	6,514,766	2,731,818	4,875,000	4,875,000	4,875,000

Acquisitions accounted for as purchases have been included in the Company’s results from their respective dates of acquisition. QVM and Manitex Liftking were acquired on July 3, 2006 and November 30, 2006, respectively.

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2006 and 2005

Note 25. Quarterly Financial Data (Unaudited)—(Continued)

In the fourth quarter 2006, the Company allocated goodwill to the following specific intangibles: patented and unpatented technology, trade name and trademarks, customer relationships and customer backlog. The foregoing intangible assets are assets with definite lives. Under SFAS No. 142, Intangible Assets with definite lives are amortized over their estimated useful lives. In the fourth quarter, the Company recorded amortization against these intangibles of $992 for the period from the date of the acquisition through December 31, 2006. Approximately $485 relates to amortization for the period from acquisition date through September 30, 2006.

Note 26. Impairment of Testing & Assembly Equipment Segment

Against the background of the operating losses generated in recent history by the Testing & Assembly Equipment segment operations based at Wixom, Michigan, the Company conducted a strategic review of these operations and in March 2007 adopted a plan to dispose of most of its plant assets, machinery and equipment, and furniture and fixtures and patents. The Company expects that the final sale and disposal of the assets will be completed in the year 2007. In connection with the plan of disposal, but recognizing the fact that there can be no certainty that a buyer can be identified and that disposal may therefore be by other than sale, the Company determined that the carrying values of some of the underlying assets exceeded their fair values. Management’s estimation of realizable value established that the value of patents was fully impaired, ($3,915), tangible assets and software were impaired ($2,017), costs in excess of billing impaired, ($224), and inventory impaired ($476). Consequently, the Company recorded an impairment loss of $6,632 which represents the excess of the carrying values of the assets over their fair values, less cost to sell. The impairment loss is recorded within the following expense categories:

Cost of Sales:	$700
• Reserve for costs in excess of billing
• Inventory reserve for lower of cost or market

Long lived assets	$5,932
• Reserve for impairment of PP&E
• Reserve for impairment of patents

Total impairment cost	$6,632

See accompanying accountants’ audit report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will uncover or detect failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were ineffective in ensuring that information requiring disclosure is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms due to the restatements and the identification of the material weakness in the financial statement close and reporting process, as described below.

Notwithstanding the material weakness described below, management believes the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented. In preparing the Company’s consolidated financial statements for the year ended December 31, 2006, the Company performed additional analyses and other post-closing procedures in an effort to ensure that the Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. UHY LLP’s report, dated April 9, 2007, expressed an unqualified opinion on the Company’s consolidated financial statements for the year ended December 31, 2006.

Our Chief Executive Officer and Chief Financial Officer determined that, as of December 31, 2006, a material weakness existed in our internal control over financial reporting that consisted of inadequate resources in our accounting and financial reporting group. As a result of our growth in the second half of 2006 through the acquisition of two private companies that have not been required to report to public company or SEC requirements, and the increased complexity of our business and of accounting principles, we have determined that we do not have sufficient accounting resources to support our financial reporting requirements. This was further evidenced by our inability to timely file our annual report on Form 10-K for the fiscal year ended December 31, 2006. Management is currently assessing our need for additional accounting resources in terms of the number and experience of additional staff and training of existing staff.

As a result of the SEC’s review of our registration statement on Form S-3, filed with the SEC on December 21, 2006, the Company agreed to restate its audited consolidated financial statements for the year ended December 31, 2005, its unaudited interim consolidated financial statements for the quarter ended September 30, 2006, and its unaudited pro forma consolidated statement of income giving effect to the purchase of QVM, L.L.C., included in the Company’s Form 8-K/A filed on September 19, 2006, as more fully described in Note 2 to our audited consolidated financial statements contained herein. The correction of these matters had no impact on our net income, net worth or cash and cash equivalents as reflected in our statement of cash flows, as previously reported for 2005 and the third quarter ended September 30, 2006.

In addition, in the course of conducting the audit of our financial statements for the year ended December 31, 2006, the Company’s auditors, UHY LLP, noted several significant internal control deficiencies over financial reporting, which when considered in the aggregate, they believe constitute a material weakness over financial reporting at December 31, 2006. UHY LLP determined that we were unable to properly account for a complex financing transaction, which included warrants. Our auditors also advised us that we do not have a sufficient organization to facilitate an efficient financial statement close and reporting process and permit the preparation of our financial statements in accordance with U.S. generally accepted accounting principles. For example, there were several post-closing adjustments to our financial statements during the course of the 2006 audit.

We have been and continue to be engaged in efforts to remediate the material weakness in our disclosure controls and procedures described above. In connection with our remediation efforts, we hired a new Vice President and Chief Financial Officer with public company reporting and Sarbanes-Oxley implementation experience in October 2006. We hired a President and Chief Operating Officer in March 2007. We also recently engaged a tax consultant to assist with the Company’s tax accounting and reporting and a consulting firm to assist with Sarbanes-Oxley implementation, which will include a Sarbanes Oxley implementation plan and recommendations regarding the Company’s financial reporting processes and procedures. In addition, we expect to hire additional senior accounting personnel and increase training and supervision of policies and procedures, particularly with respect to matters noted above. We expect that these efforts will, over time, positively address the weakness noted by us and our independent auditors.

Except as described above, no changes in the Company’s internal controls over financial reporting have come to management’s attention that occurred during the quarter ended December 31, 2006, that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On December 20, 2006, Quantum Value Management, LLC. (“QVM”) entered into a second amendment to that certain Variable Rate-Single Payment Note in the original principal amount of $20 million dated March 10, 2005, as amended on September 11, 2006, whereby the lender, Comerica Bank, agreed to extend the maturity date of the Note from January 2, 2007 to April 1, 2008.

PART III

Certain information required by Part III is omitted from this Form 10-K as the Company intends to file with the Commission its definitive Proxy Statement for its 2007 Annual Meeting of Shareholders (the “2007 Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2006.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information under the headings “Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Information About the Board of Directors and Corporate Governance—The Audit Committee” and “Information About the Board of Directors and Corporate Governance—The Board and Board Committees” in our 2007 Proxy Statement is incorporated herein by reference.

The information under the principal heading “EXECUTIVE OFFICERS” in our 2007 Proxy Statement is incorporated herein by reference.

Code of Ethics

The Company has adopted a code of ethics applicable to our principal executive officer and principal financial and accounting officer, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002, the rules of the SEC promulgated thereunder, and the American Stock Exchange rules. The code of ethics also applies to all employees of the Company as well as the Board of Directors. In the event that any changes are made or any waivers from the provisions of the code of ethics are made, these events would be disclosed on the Company’s website or in a report on Form 8-K within four business days of such event. The code of ethics is posted on our website at www.veri-tek.com. Copies of the code of ethics will be provided free of charge upon written request directed to Investor Relations, Veri-Tek, 7402 W. 100th Place, Bridgeview, IL 60455.

ITEM 11. EXECUTIVE COMPENSATION.

The information under the headings “Information About the Board of Directors and Corporate Governance—Director Compensation” and the information under the principal headings “EXECUTIVE COMPENSATION,” “REPORT OF THE COMPENSATION COMMITTEE,” AND “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in our 2007 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information under the principal heading “EQUITY COMPENSATION PLAN INFORMATION” and the information under the heading “Ownership of Equity Securities in the Company” in our 2007 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information under the headings “Information About the Board of Directors and Corporate Governance” and “Certain Related Person Transactions” and the information under the principal heading “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in our 2007 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information under the heading “Audit Fees and All Other Fees” in our 2007 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this Report:

(1)	Financial Statements

See Index to Financial Statements on page 38.

(2)	Supplemental Schedules

None.

All schedules have been omitted because the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(b) Exhibits

See Exhibit Index following the signature page.

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

Dated: April 13, 2007

VERI-TEK INTERNATIONAL, CORP.

By:	/S/ DAVID H. GRANSEE
David H. Gransee Vice President, Chief Financial Officer
(On behalf of the Registrant and as Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David J. Langevin and David H. Gransee his or her attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the persons on behalf of the Registrant in the capacities and on the dates indicated.

/S/ DAVID J. LANGEVIN	April 13, 2007
David J. Langevin,
Chairman and Chief Executive Officer
(Principal Executive Officer)

/S/ TERRENCE P. MCKENNA	April 13, 2007
Terrence P. McKenna, Director

/S/ ROBERT S. GIGLIOTTI	April 13, 2007
Robert S. Gigliotti, Director

/S/ MARVIN B. ROSENBERG	April 13, 2007
Marvin B. Rosenberg, Director

Exhibit Index

Exhibit No.		Description

2.1		Asset Purchase Agreement by and among Quantum-Veri-Tek, Inc., Veri-Tek International, Corp. and James Juranitch, dated October 15, 2003 (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed on September 3, 2004 (Registration No. 333-11830)).

2.2		Purchase Agreement, dated May 16, 2006, among the Company, Quantum Value Management, LLC and the members of Quantum Management Partners, LLC. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on May 19, 2006).

2.3		First Amendment to Purchase Agreement, effective July 3, 2006, among the Company, Quantum Value Management, LLC and the members of Quantum Value Management, LLC (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on July 10, 2006).

2.4		Purchase Agreement, dated October 19, 2006, among the Company, Quantum Value Management, LLC and the members of Quantum Management Partners, LLC (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on October 23, 2006).

3.1		Articles of Incorporation of Veri-Tek International, Corp., as amended (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on September 3, 2004 (Registration No. 333-11830)).

3.2		Amended and Restated Bylaws of Veri-Tek International, Corp. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on September 3, 2004 (Registration No. 33311830)).

4.1		Specimen Common Stock certificate of Veri-Tek International, Corp. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (Amendment No. 4) filed on December 15, 2004 (Registration No. 333-11830)).

4.2	*	2004 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed on September 3, 2004 (Registration No. 333-11830)).

10.1		Assignment and Assumption of Lease among Veri-Tek International, Corp., Quantum-Veritek, Inc. and Pontiac Trail, LLC dated October 31, 2003 (Lease Agreement attached as Exhibit A thereto) (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (Amendment No. 1) filed on November 12, 2004 (Registration No. 333-11830)).

10.2		Assignment and Assumption of Equipment Lease among Veri-Tek International, Corp., Quantum-Veritek, Inc. and Pontiac Trail, LLC dated October 31, 2003 (Equipment Lease attached as Exhibit A thereto) (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (Amendment No. 1) filed on November 12, 2004 (Registration No. 333-11830)).

10.3	*	Employment Agreement between Quantum-Veritek, Inc. and James Juranitch dated October 31, 2003, as amended by Amendment No. 1 thereto dated October 10, 2004 (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (Amendment No. 2) filed on December 1, 2004 (Registration No. 333-11830)).

10.4		Promissory Note of Veri-Tek International Corp., in of favor Comerica Bank dated October 28, 2004 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (Amendment No. 1) filed on November 12, 2004 (Registration No. 333-11830)).

10.5		Loan Agreement by and between Comerica Bank and Veri-Tek International, Corp. dated November 19, 2004 (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (Amendment No. 2) filed on December 1, 2004 (Registration No. 333-11830)).

Exhibit No.		Description

10.6		Settlement Agreement and Complete and Permanent Release, between David V. Harper and Veri-Tek International, Corp. dated November 2, 2005 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on November 5, 2005).

10.7		Settlement Agreement and Complete and Permanent Release, between Todd Antenucci and Veri-Tek International, Corp. dated March 10, 2006 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on March 14, 2006).

10.8	*	Employment Agreement, effective July 3, 2006, between the Company and David J. Langevin (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 10, 2006).

10.9		Demand Promissory Note, dated May 31, 2006, by Crane & Machinery, Inc. to the Company (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 10, 2006).

10.10		Non-Negotiable Subordinated Promissory Note, dated July 3, 2006, by the Company to Michael C. Azar, solely as escrow agent for, on behalf of and for further distribution to the members of Quantum Value Management, LLC (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on July 10, 2006).

10.11	*	Employment Agreement between Veri-Tek International, Corp. and David H. Gransee dated October 6, 2006 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on October 12, 2006).

10.12		Securities Purchase Agreement, dated as of November 3, 2006, between the Company and the investors identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 16, 2006).

10.13		Form of Series A Warrant dated November 15, 2006 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on November 16, 2006).

10.14		Form of Series B Warrant dated November 15, 2006 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on November 16, 2006).

10.15		Registration Rights Agreement, dated as of November 3, 2006, between the Company and the investors identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on November 16, 2006).

10.16		Form of Warrant dated November 15, 2006 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on November 16, 2006).

10.17		QVM $20 million Note to Comerica Bank (incorporated by reference to Exhibit 99(i) to the Quarterly Report on Form 10-Q filed on November 14, 2006).

10.18		Amendment to QVM $20 million Note to Comerica Bank (incorporated by reference to Exhibit 99(ii) to the Quarterly Report on Form 10-Q filed November 14, 2006).

10.19	(1)	Amendment No. 2 to QVM $20 million Note to Comerica Bank, dated December 20, 2006.

10.20	(1)	Amended and Restated Credit Agreement by and between Quantum Construction Equipment, LLC, Quantum Equipment, LLC, Manitowoc Boom Trucks, Inc. and and Comerica Bank, dated December 15, 2003, as amended. (Amendment No. 15 to Amended and Restated Credit Agreement, dated December 20, 2006, also filed as Exhibit 2.1 to the Form 8-K filed on December 21, 2006).

10.21	(1)	Lease dated April 17, 2006 between Krislee-Texas, LLC and Manitex, Inc. for facility located in Georgetown, Texas.

10.22	(1)	Lease dated December 1, 2006 between Aldrovandi Equipment Limited and Manitex Liftking, ULC for facility located in Woodbridge, Ontario.

Exhibit No.		Description

21.1	(1)	Subsidiaries of the Company

23.1	(1)	Consent of Freedman & Goldberg, CPAs, PC

23.2	(1)	Consent of UHY LLP

31.1	(1)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	(1)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	(1)	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
(1)	Filed herewith.