Form 10-Q
period 2007-03-31
Veri-Tek International, Corp.
filed 2007-05-15
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-32401

VERI-TEK INTERNATIONAL, CORP.

(Exact name of registrant as specified in its charter)

Michigan	42-1628978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7402 W. 100th Place, Bridgeview, Illinois 60455

(Address of principal executive offices)

(Zip Code)

(708) 430-7500

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

The number of shares of the registrant’s common stock, no par value, outstanding as of May 10, 2007 was 7,859,875.

VERI-TEK INTERNATIONAL, CORP.

FORM 10-Q INDEX

Part 1 – FINANCIAL INFORMATION

Item 1: Financial Statements

Veri-Tek International Corp. and Subsidiaries

Condensed Consolidated Balance Sheet

(In thousands, except for per share amounts)

ASSETS	March 31, 2007	December 31, 2006
	(unaudited)	(restated)
Current Assets
Cash	$420	$615
Trade receivables-net	14,764	14,137
Receivables from related parties	1,166	1,744
Other receivables	140	—
Inventory (net)	18,398	16,830
Deferred tax assets	893	893
Prepaid expenses and other	544	465
Assets held for sale	1,486	1,430

Total current assets	37,811	36,114
Total fixed assets (net)	5,987	6,117
Receivables from related parties	2,978	2,978
Intangible assets (net)	20,219	21,283
Deferred tax assets	3,747	3,747
Goodwill	13,390	13,305
Assets held for sale	300	300

Total assets	$84,432	$83,844

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable - short term	$686	$515
Current portion of capital lease obligations	333	356
Accounts payable	12,198	14,181
Accrued expenses	3,405	2,965
Other current liabilities	445	732
Liabilities held for sale	1,006	572

Total current liabilities	18,073	19,321
Long-Term Liabilities
Line of credit	17,180	14,121
Deferred tax liabilities	4,640	4,640
Notes payable	17,132	17,303
Capital lease obligations	4,622	4,685
Deferred gain on sale of building	4,215	4,310
Other long term liabilities	85	—

Total long term liabilities	47,874	45,059

Total liabilities	65,947	64,380

Minority interest	1,024	1,024
Equity
Common stock – no par value, Authorized 20,000,000 shares authorized Issued and outstanding 7,859,875 at March 31, 2007 and December 31, 2006, respectively	31,274	31,274
Warrants	2,272	2,272
Retained earnings	(16,079)	(15,050)
Accumulated other comprehensive loss	(6)	(56)

Shareholders’ equity	17,461	18,440

Total liabilities & equity	$84,432	$83,844

The accompanying notes are an integral part of these financial statements.

VERI-TEK INTERNATIONAL, CORP.

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except for per share amounts)

	Three Months Ended March 31,
	2007	2006
	Unaudited	Unaudited and Restated
Net sales	$23,105	$—
Cost of Sales	18,934	—

Gross profit	4,171	—
Operating expenses
Research and development costs	147	—
Selling, general and administrative expenses, including corporate expenses of $820 and $74 for 2007 and 2006, respectively	3,110	74

Total operating expenses	3,257	74
Operating income (loss) from continuing operations	914	(74)

Other income (expense)
Interest income	5	19
Interest expense	(924)	—
Other income (expense)	93	—

Total other income (expense)	(826)	19
Income (loss) from continuing operations before income taxes	88	(55)
Income tax (benefit)	19	(18)

Net income (loss) from continuing operations	69	(37)
Discontinued operations
Loss from operations of the discontinued Testing and Assembly Equipment segment, net of income taxes (benefit) of $(0) and $(177) for 2007 and 2006, respectively	(732)	(333)
Loss on sale or closure of discontinued operations net of income tax (benefits)	(366)	—

Net loss	$(1,029)	($370)

Earnings Per Share
Basic
Earnings (loss) from continuing operations	$0.01	$(0.01)
Loss from discontinued operations	$(0.09)	$(0.07)
Loss on sale or closure of discontinued operations net of income tax	$(0.05)	$—

Net Loss	$(0.13)	$(0.08)

Diluted
Earnings (loss) from continuing operations	$0.01	$(0.01)
Loss from discontinued operations	$(0.09)	$(0.07)
Loss on sale or closure of discontinued operations net of income tax	$(0.04)	$—

Net Loss	$(0.12)	$(0.08)

Weighted average common share outstanding
Basic	7,859,875	4,875,000
Diluted	8,512,189	4,875,000

The accompanying notes are an integral part of these financial statements.

VERI-TEK INTERNATIONAL CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2007	2006
	Unaudited	Unaudited and Restated
Cash flows from operating activities:
Net income (loss) from continuing operations	$69	($37)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	571	6
Provisions for allowances for doubtful accounts	(43)	—
Loss on disposal of assets	4	—
Deferred income taxes	—	(179)
Inventory reserves	303
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(587)
(Increase) decrease in inventory	(1,330)	—
(Increase) decrease in prepaid expenses	(77)	—
Increase (decrease) in accounts payable	(1,501)	—
Increase (decrease) in accrued expense	462	—
Increase (decrease) in other current liabilities	(289)	—
Discontinued operations - cash used by operating activities	(720)	(633)

Net cash used for operating activities	(3,138)	(843)
Cash flows from investing activities:
Discontinued operations - cash used by investing activities	—	(292)

Net cash used for investing activities	—	(292)
Cash flows from financing activities:
Borrowing on revolving credit facility	3,030	—
Capital lease obligations	(86)	—

Net cash provided by financing activities	2,944	—
Effect of exchange rate change on cash	(1)	—
Net decrease in cash and cash equivalents	(194)	(1,135)
Cash and cash equivalents at the beginning of the year	615	2,025

Cash and cash equivalents at end of year	$420	$890

The accompanying notes are an integral part of these financial statements.

VERI-TEK INTERNATIONAL, CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Against the background of the operating losses generated in recent history by the Testing & Assembly Equipment segment operations based at Wixom, Michigan, the Company conducted a strategic review of these operations. On March 29, 2007, our Board of Directors approved a plan to sell our Testing & Assembly Equipment segment’s operating assets including its inventory, machinery and equipments and patents. As a result, our Testing & Assembly Equipment segment has been accounted for as a discontinued operation starting with the first quarter of 2007 until its disposition. The Company expects that the final sale and disposal of the assets will be completed in the year 2007. See Note 4.

As result of discontinuing our Testing and Assembly Equipment segment, the Company again operates in only a single business segment, Lifting Equipment.

2. Basis of Presentation

The condensed consolidated financial statements, included herein, have been prepared by the Company without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company’s financial position as of March 31, 2007, and results of its operations and cash flows for the periods presented. The consolidated balances as of December 31, 2006 were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2006. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the year.

Reclassifications

Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation.

Restatement

The Company’s consolidated financial statement includes a restatement of the Balance Sheet as of December 31, 2006, Statement of Operations and the Statement of Cash Flows for the three months ended March 31, 2006 to reflect the Testing & Assembly Equipment segment as a discontinued operation.

3. Critical Accounting Policies

Revenue Recognition — For products shipped FOB destination, sales are recognized when the product reaches its FOB destination, or when the services are rendered, which represents the point when the risks and rewards of ownership are transferred to the customer. For products shipped FOB shipping point, revenue is recognized when the product is shipped, as this is the point when title and risk of loss pass from us to our customers. The proportionate performance method is used to recognize income from the design and manufacturing of testing equipment.

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

Accrued Warranties — The Company’s products are typically sold with a warranty covering defects that arise during a fixed period of time. The specific warranty offered is a function of customer expectations and competitive forces. The liability is established using historical warranty claim experience. Historical warranty experience is, however, reviewed by management. The current provision may be adjusted to take into account unusual or non-recurring events in the past or anticipated changes in future warranty claims. Adjustments to the initial warranty accrual are recorded if actual claim experience indicates that adjustments are necessary. Warranty reserves are reviewed to ensure critical assumptions are updated for known events that may impact the potential warranty liability.

Income Taxes — The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss carry forwards. Based upon the weight of available evidence, the Company could not conclude that it was more likely than not that its net deferred tax assets at December 31, 2006 would be realized. As such a valuation allowances of $2,128 at December 31, 2006 was established, which represent the amount that total deferred tax assets exceed total deferred tax liabilities.

Litigation Claims — In determining whether liabilities should be recorded for pending litigation claims, the Company must assess the allegations and the likelihood that it will successfully defend itself. When the Company believes it is probable that it will not prevail in a particular matter, it will then make an estimate of the amount of liability based, in part, on advice of outside legal counsel.

Use of Estimates — The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Discontinued Operations

The consolidated financial statements present the Testing and Assembly Equipment Segments as a discontinued operation in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Impairment of Long Lived Assets — In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets, including property and equipment, and other identifiable intangibles for impairment annually in the fourth quarter of the year or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.

To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value.

The Company has recorded no losses on impairment of long-lived assets during the three months ended March 31, 2007 and 2006. The Company did, however, record an impairment charge of $5,932 during the quarter ended December 31, 2006 related to certain of its long-lived assets in the discontinued Testing and Assembly Equipment segment.

Goodwill and Other Intangibles — As required by SFAS No. 142, “Goodwill and Other Intangibles,” the Company evaluates goodwill for impairment annually in the fourth quarter of the year or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company evaluates goodwill for impairment using the required business valuation method, which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer.

Computation of EPS — Basic Earnings per Share (“EPS”) was computed by dividing net loss by the weighted average number of common shares outstanding during the period.

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

Comprehensive Income (Loss) — Statement of Financial Accounting Standard (“SAFS”) No. 130 “Reporting Comprehensive Income” requires reporting and displaying comprehensive income and its components. Comprehensive income includes, in addition to net earnings, other items that are reported as direct adjustments to stockholder’s equity. Currently, the only Comprehensive income adjustment required for the Company is a foreign currency translation adjustment. Comprehensive loss from continuing operations was ($979) and ($370), for the three months ended March 31, 2007, and 2006, respectively

Foreign Currency Translation — The financial statements of the company’s non-U.S. subsidiary is translated using the current exchange rate for current assets and liabilities, historical rates for long-term assets and liabilities and the weighted-average exchange rate for the year for income and expense items. Resulting translation adjustments are recorded to Accumulated Other Comprehensive Income (Loss) (OCI) as a component of stockholder’s equity.

Financial Instruments and Credit Risk Concentrations — Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, trade receivables and payables.

The Company maintains its cash balances and marketable securities at banks in Detroit, Michigan and Toronto, Canada. Accounts in the United States are insured by the Federal Deposit Insurance Corporation up to $100. At March 31, 2007 and December 31, 2006, the Company had uninsured balances of $420 and $515, respectively.

As of March 31, 2007 two customers accounted for 24% of accounts receivable. One customer accounted for 13% of the revenue for the quarter ended March 31, 2007. As of December 31, 2006 two customers accounted for 22% of accounts receivable.

During the quarter ended March 31, 2007 two suppliers had purchases that exceeded 10% of total Company purchases, 13% each.

Variable Interest Entities — In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (“FIN No. 46R”). This pronouncement clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and changes the criteria by which one Company includes another entity in its consolidated financial statements. This may occur when equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial subordinated support from other parties. Although the Company is not required to consolidate under FIN 46R; the Company has determined that it has a significant variable interest in a related entity, for which it is not the primary beneficiary.

At March 31, 2007, the company had a significant variable interest in a related entity GT Distribution, LLC in the form of a receivable in the amount of $4,144. Primarily because of the common shareholder ownership between the Company and GT Distribution, LLC, the Company is exposed to risk in regards to its variable interest. At the end of 2006, the carrying amount of the assets of GT Distribution, LLC totaled $11,940 and the carrying amount of its debt totaled $14,014. During the year ended December 31, 2006 GT Distribution, LLC had revenue of approximately $20,223. The maximum exposure to the Company is the carrying amount of the receivable recorded at $4,144.

4. Discontinued Operations

Against the background of the operating losses generated in recent history by the Testing & Assembly Equipment segment operations based at Wixom, Michigan, the Company conducted a strategic review of these operations. On March 29, 2007, our Board of Directors approved a plan to sell our Testing & Assembly Equipment segment’s operating assets including its inventory, machinery and equipment and patents. As a result, our Testing & Assembly Equipment segment has been accounted for as a discontinued operation starting with the first quarter of 2007 until its disposition.

In December 2006, the Company recorded an impairment charge of $6,632 relating to the carrying value of the segment’s long lived assets and its inventory. In the three months ended March 31, 2007, the Company recorded a net loss for the segment of $732 and additionally, a loss expected on final closure of $366.

The following table sets forth the detail of the net loss from discontinued operations for the three months ended March 31, 2007

	Three Months Ended March 31,
	2007	2006
Revenues from discontinued operations	$594	$2,237
Loss from discontinued operations before income taxes	732	510
Benefit from income taxes	—	(177)
Net loss from discontinued operations	$732	333
Loss on sale of discontinued operations	$366	—

The estimated loss on sale is shown below:

Category of Closure Cost	Estimated Cost
Employee termination costs	$166
Provision for termination of contracts	200

Total	$366

In December 2006, the Company recorded an impairment charge of $6,632 relating to the carrying value of the segment’s long lived assets and its inventory. Assets and liabilities of discontinued operations included on the Consolidated Balance Sheet primarily consist of normal operating assets and liabilities, cash, accounts receivable and accounts payable and inventory that are generally expected to liquidate in accordance with contractual terms. The Company expects that the final sale of the assets will be completed during the third quarter of 2007

5. Acquisitions

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

The purchase price has been preliminarily allocated based on management’s estimates as follows (in thousands):

Purchase Price Allocation:
Trade receivables (net)	$10,453
Receivable from related parties	4,945
Inventories	10,197
Prepaid expense	480
Building and Equipment	5,913

Tradename & Trademarks	4,200
Patented & Unpatented Technology	9,500
Customer Backlog	400
Customer Relationships	6,800
Goodwill	13,390
Accounts payable	(10,241)
Accrued expenses & other current liabilities	(7,494)
Federal taxes Payable	(579)
Line of credit	(16,156)
Note payable	(20,000)
Capital Lease Obligations	(5,207)
Deferred tax liability	(4,518)
Other long term liabilities	(85)

Total purchase price paid	$1,998

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

Intangibles assets and goodwill increased from $27,180 to $34,290 which is principally the result of increases in liabilities at the date of acquisition. The increase reflects a deferred tax change of $6,208 (resulting in a deferred tax liability of $4,518) and an increase in accounts payable and accruals. The deferred tax liability is based on analysis of the differences between financial accounting and tax basis of the assets liabilities.

Also since the 8-K/A was filed on September 19, 2006, a valuation study was completed in 2006 to allocate the purchase price. This resulted in a significant reduction of goodwill with an offsetting increase in identifiable intangibles. The identifiable intangibles have definitive lives and, therefore, are amortized. The amortization of the identifiable intangibles is not deductible for taxes purposes and, therefore, gives rise to a deferred tax liability. The non-deductible amortization was taken into account in completing the analysis referred to in preceding paragraph.

Accounts payable and accruals were adjusted to account for additional liabilities that were discovered after the 8-K/A was filed.

A history of operating margins and profitability, service and manufacturing base and a leading presence in the lifting equipment industry resulted in the recognition of $13,390 of Goodwill.

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

The total cost of the Liftking Industries acquisition is as follows:

Acquisition Cost:
Promissory note issued	$2,796
Exchangeable subsidiary common stock	1,024
Cash and cash equivalents	3,320

Total purchase price paid	$7,140
Less non cash items:
Note	(2,796)
Exchangeable Subsidiary Stock	(1,024)

Net consideration paid	$3,320

The purchase price has been preliminarily allocated based on management’s estimates as follows:

Purchase Price Allocation:

(Thousands of Dollars)

Accounts Receivable (Net)	$2,293
Inventory	6,926
Prepaid Expenses	174
Equipment	385
Other Assets	164
Trade names & Trademarks	83
Technology	351
Customer Backlog	63
Customer Relationships	330
Accounts Payable	(2,669)
Accrued Expense	(355)
Progress & Customer Deposits	(605)

Total Purchase Price paid	$7,140

The following unaudited pro forma information assumes the acquisitions of QVM and Liftking occurred on January 1, 2006. The unaudited pro forma results have been prepared for informational purposes only and do not purport to represent the results of operations that would have been had the Acquisitions occurred as of the date indicated, nor of future results of operations. The unaudited pro forma results for the three months ended March 31, 2006 are as follows (in thousand, except per share data)

March 31, 2006
Net Sales	$13,387
Net Loss	$(739)
EPS:
Basic	$(0.15)
Diluted	$(0.15)

The following pro-forma adjustments to the net loss for the period are included:

Pro-forma Adjustments
Amortization of intangibles	$391
Interest expense	46

Total	$437

6. Net Income Per Common Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of warrants and convertible subsidiary stock. Details of the calculations are as follows:

	Three months ended March 31,
	2007	2006
Net Income per share basic and diluted
Earnings (loss) from continuing operations	$69	$(37)
Loss from discontinued operations	(732)	(333)
Loss on sale or closure of discontinued operations net of income tax	(366)	—

Net Loss	$(1,029)	$(370)

Earnings per share
Basic
Earnings (loss) from continuing operations	$0.01	$(0.01)
Loss from discontinued operations	$(0.09)	$(0.07)
Loss on sale or closure of discontinued operations net of income tax	$(0.05)	$—

Net Loss	$(0.13)	$(0.08)

Diluted
Earnings (loss) from continuing operations	$0.01	$(0.01)
Loss from discontinued operations	$(0.09)	$(0.07)
Loss on sale or closure of discontinued operations net of income tax	$(0.04)	$—

Net Loss	$(0.12)	$(0.08)

Weighted average common share outstanding
Basic	7,859,875	4,875,000

Diluted
Basic	7,859,875	4,875,000
Dilutive effect of warrants	386,314	—
Dilutive effects of exchangeable subsidiary stock	266,000	—

	8,512,189	4,875,000

7. Equity

Stock and Warrants Issuance of Common

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

Stock Warrants

The Company accounts for equity instruments issued to non-employees based on the fair value of the equity instruments issued. The Warrants will be exercisable on a cashless basis under certain circumstances, and are callable by the Company on a cashless basis under certain circumstances.

The Security Purchase Agreement provided for the issuance of series A and Series B warrants. The Series A Warrants and the Series B Warrants (together the “Warrants”) were issued upon the closing of the Private Placement (November 15, 2006) and will be exercisable after the sixth month anniversary of the issuance date of the Warrants until November 15, 2011. The Series A warrant holders can purchase 550,000 shares of the Company’s common stock. The Series A Warrants have an exercise price of $4.05 per share. The Series B warrant holders can purchase 550,000 shares of the Company’s common stock. The Series B Warrants have an exercise price of $4.25 per share.

Roth Capital Partners, LLC acted as exclusive placement agent for the Private Placement and received cash and warrants to purchase the Company’s common stock as a placement agent fee.

On November 15, 2006, the Company issued warrants to purchase an aggregate of 192,500 shares of the Company’s common stock to a finder and to Roth Capital Partners, LLC for acting as placement agent in connection with the Private Placement. These warrants will be exercisable until November 15, 2011, and have an exercise price of $4.62 per share.

At December 31, 2006 and March 31, 2007, the Company had issued and outstanding warrants as follows:

Number of Shares	Exercise Price	Expiration Date	In Connection With
550,000	$4.05	November 15, 2011	Private placement
550,000	$4.25	November 15, 2011	Private placement
192,500	$4.62	November 15, 2011	Placement Agent Fee

As of March 31, 2007, none of the warrants issued have been exercised, cancelled or forfeited.

2004 Equity Incentive Plan

In 2004, the Company adopted the 2004 Equity Incentive Plan. The maximum number of shares of common stock reserved for issuance under the plan is 350,000 shares. The total number of shares reserved for issuance may, however, may be adjusted to reflect certain corporate transactions or changes in our capital structure. Our employees and members of our board of directors who are not our employees or employees of our affiliates are eligible to participate in the plan. The plan is administered by a committee of our board comprised of members who are outside directors. The plan provides that the committee has the authority to, among other things, select plan participants, determine the type and amount of awards, determine award terms, fix all other conditions of any awards, interpret the plan and any plan awards. Under the plan, the committee can grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units, except Directors may not be granted stock appreciation rights, performance shares and performance units. During any calendar year, participants are limited in the number of grants they may receive under the plan. In any year, an individual may not receive options for more than 15,000 shares, stock appreciate rights with respect to more than 20,000 shares, more than 20,000 shares of restricted stock and/or an award for more than 10,000 performance shares or restricted stock units or performance units. The plan requires that the exercise price for stock options and stock appreciation rights be not less than fair market value of our common stock on date of grant.

Through March 31, 2007, no grants have been made under the 2004 Equity Incentive Plan.

8. Minority Interest

On November 30, 2006, the Company issued 266,000 shares of stock in Manitex Liftking Canadian Subsidiary with a value of $1,024. These shares are exchangeable into 266,000 shares of the Company’s Common Stock. As of March 31, 2007, the shares had not yet been exchanged for Veri-Tek International Corp. Common Stock. Until the shares are exchanged, the value of the exchangeable shares is shown as a minority interest. The Company expects that the shares will be exchanged for Veri-Tek International Corp. Common Stock.

9. New Accounting Pronouncements

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e. derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125.” SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity’s first fiscal year beginning after September 15, 2006. The Company adopted the SFAS No. 155 on January 1, 2007. The adoption of the Statement did not have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” which is effective for the fiscal years beginning after September 15, 2006. The FASB issues this statement to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company adopted the SFAS No. 156 on January 1, 2007. The adoption of the Statement did not have a material impact on its financial position, results of operations or cash flows.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Non-Shareowners’ Changes in Equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. On January 1, 2007, the Company adopted SFAS No. 158, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The adoption of the Statement did not have a material impact on its financial position, results of operations or cash flows.

The FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (“SFAS No. 159”) in February 2007. SFAS No. 159 permits a company to choose to measure many financial instruments and other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing a company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. A company shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 will be effective for fiscal years that begin after November 15, 2007. We are currently assessing the impact SFAS No. 159 will have on our consolidated financial statements.

See Note 16 regarding the company’s adoption FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006.

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

10. Inventory

The components of inventory are as follows:

	March 31, 2007	December 31, 2006
Raw Materials and Purchased Parts, net of $303 of reserves in 2007	$13,629	$11,726
Work in Process	4,322	4,589
Finished Goods and Replacement Parts	447	515

Inventories, net	$18,398	$16,830

11. Goodwill and Intangible Assets

	March 31, 2007	December 31, 2006	Useful lives
Patented and unpatented technology	$9,851	$10,084	10 years
Amortization	(724)	(480)
Customer relationships	7,130	7,348	20 years
Amortization	(261)	(172)
Trade names and trademarks	4,283	4,337	25 years
Amortization	(127)	(85)
Customer Backlog	464	506	< 1 year
Amortization	(397)	(255)

Intangible assets	20,219	21,283
Goodwill	13,390	13,305

Goodwill and other intangibles	$33,609	$34,588

The change in carrying amount of goodwill for 2006 is as follows (in thousands):

March 31, 2007
Balance at beginning of period	$13,305
Additional goodwill arising from the implementation and interpretation of FIN 48	85

Balance at end of period	$13,390

Amortization expense for intangible assets was $516 and $0 for the quarters ended March 31, 2007 and 2006, respectively.

The estimated purchase price allocation for Manitex Liftking was revised and resulted in a decrease in intangible assets of $547.

12. Accrued Warranties

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

The following table summarizes the changes in product warranty liability:

	Three Months Ended
	March 31, 2007	March 31, 2006
Balance January 1,	$871	$—
Accrual for warranties issued during the year	266	—
Warranty Services provided	(252)	—

Balance March 31	$885	$—

13. Line of Credit and Debt

Revolving Credit Facility

At March 31, 2007, the Company had drawn $15,317 under a revolving credit agreement with Comerica bank. The Company is eligible to borrow up to $16,500 with interest at prime plus 1% (prime was 8.25% at March 31, 2007). The maximum amount of outstanding is limited to the sum of 85% of eligible receivable, 75% eligible Canadian accounts and the lesser of 65% of eligible inventory or $7,500 plus $2,500. The credit facility’s original maturity dated was January 2, 2005. The maturity date has subsequently been extended and the note is now due on April 1, 2008. The indebtedness is collateralized by substantially all of the Company assets. Additionally, certain shareholders’ of the Company have personally guaranteed $2,500 of the note. The facility contains customary limitations including, but not limited to, acquisitions, dividends, repurchase of the Company’s stock and capital expenditures. The Agreement also requires the Company to have a minimum Tangible Effective Net Worth, as defined in the agreement.

Revolving Canadian Credit Facility

At March 31, 2007, the Company had drawn $1,863 (USD) under a revolving credit agreement with a bank. The Company is eligible to borrow up to $3,500 (CDN) with interest at Canadian prime rate plus 2%. The maximum amount outstanding is limited to the sum of 80% of eligible receivables and the lesser of 50% of eligible inventory or $2,500 (CDN). The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets.

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

Note Payable Issued to Acquire Liftking Industries

In connection with the Liftking Industries’ Acquisition, the Company has a note payable to the seller for $3,200 (CDN) or $2,746 (US). The Note shall provide for interest at 1% over the prime rate of interest charged by Comerica Bank, calculated from the closing date and payable quarterly in arrears commencing April 1, 2007, and for principal payments of two hundred thousand dollars (CDN) quarterly commencing April 1, 2007, with the final installment of principal and interest thereon due December 31, 2011. The note payable is subject to a general security agreement which subordinates the seller’s security interest to the interest of the buyer’s senior secured credit facility, but shall otherwise rank ahead of the seller’s other secured creditors.

Note Payable—Bank

At March 31, 2007, the Company has a $14,000 note payable to a bank. The note payable to the bank was assumed in connection with the QVM acquisition. The note was due on September 10, 2006 .The maturity date has subsequently been extended and the note is now due on April 1, 2008. The note has an interest rate of prime plus 1%

until maturity, whether by acceleration or otherwise, or until default, as defined in the agreement, and after that at a default rate of prime plus 4%. Interest is payable the first day of each month. The bank has been granted security interest in substantially all the assets of the Company’s Manitex subsidiary. The former members of QVM unconditionally guarantee the note.

Capital Leases

The Company has a twelve year lease which expires in April 2018 that provides for monthly lease payments of $67 for its Georgetown, Texas facility. The lease has been classified as a capital lease under the provisions of FASB Statement No. 13. The Company has also entered into several small equipment leases, with lease terms of three years or less that it has determined are required to be capitalized under the provisions of FASB Statement No. 13. The remaining minimum lease payments for these leases are approximately $199. As of March 31, 2007, the Company had total capital lease obligations of $4,955.

14. Legal Proceedings

The Company is involved in various legal proceedings, including product liability and workers’ compensation matters which have arisen in the normal course of operations. The Company has product liability insurance with self insurance retention that range from $50 to $1,000. Certain cases are at a preliminary stage, and it is not possible to estimate the amount or timing of any cost to the Company. When it is probable that a loss has been incurred and possible to make a reasonable estimates of the Company’s liability with respect to such matters, a provision is recorded for the amount of such estimate or the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur. There has been no material changes in amounts accrued for legal settlements. However, the Company does not believe that these contingencies, in the aggregate, will have a material adverse effect on the Company.

It is reasonably possible that the “Estimated Reserve for Product Liability Claims” may change within the next 12 months. A change in estimate could occur if a case is settled for more or less than anticipated, or if additional information becomes known to the Company.

15. Transactions Between the Company and Related Parties

In the course of conducting its business, the Company has entered into certain related party transactions. In April, 2006, prior to its acquisition by the Company, Manitex completed a sale and leaseback transaction of its Georgetown, Texas facility to an entity controlled by one of its affiliates, who was also a significant shareholder of the Company. The sale price was $5,000 and the proceeds of the transactions were used to reduce Manitex’s debt under its credit facility. The lease has a twelve year term and provides for monthly rent of $67 which is adjusted annually by the lesser of increase in the Consumer Price Index or 2%. Although the Company did not obtain an independent valuation of the property or the terms of the sale and leaseback transaction in connection with its acquisition of Manitex, it believes the terms of the lease are at least as favorable to the Company as they could have obtained from an unaffiliated third party.

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

The Company, through its Manitex and Manitex Liftking subsidiaries, purchase and sell parts to GT Distribution, Inc. (“GT”). GT is owned in part by the Company’s Chairman and Chief Executive Officer. Although the Company does not independently verify the cost of such parts, it believes the terms of such purchases and sales were at least as favorable to the Company as terms that it could obtain from a third party. As of March 31, 2007, the Company had $88 outstanding Accounts Receivable from GT and $150 outstanding Accounts Payable due to GT with respect to the purchase and sale of parts.

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

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Georgetown Facility 1	$201	n.a
Woodbridge Facility 2	96	n.a
Sales to:
Crane & Machinery, Inc	85	n.a.
BGI USA, Inc	167
Schaeff Lift Truck, Inc.	60

Total Sales	312	n.a.
Purchases from:
BGI USA, Inc	1	n.a.
Schaeff Lift Truck, Inc.	462	n.a.

Total Purchases	$463	n.a.

1	The Company leases its 188,000 sq. ft. Georgetown, Texas manufacturing facility from an entity owned by one of the Company’s significant shareholders in fiscal 2006. Pursuant to the terms of the lease, the Company makes monthly lease payment of $67. The Company is also responsible for all the associated operating expenses including, insurance, property taxes and repairs. Under the lease, which expires April 30, 2018, monthly rent is adjusted annually by the lesser of increase in the Consumer Price Index or 2%.

2	The Company leases its 85,000 sq. ft. Woodbridge facility from an entity owned by a stockholder of the Company and relative of Manitex Liftking ULC’s, president and CEO. Pursuant to the terms of the lease, the Company makes monthly lease payments of $32. The Company is also responsible for all the associated operations expenses, including insurance, property taxes, and repairs. The lease will expire on May 31, 2009.

As of March 31, 2007, the Company had a receivable of $4,144 from GT Distribution, which includes amounts owed to Crane & Machinery, Inc. GT Distribution expects to settle this receivable within twelve months by transferring certain of its assets to Veri-Tek International, Corp. On March 29, 2007, the Company and GT Distribution entered into a non-binding letter of intent in which GT agreed to transfer to the Company all of its rights to and interests in the assets constituting the Noble forklift product line, including all inventory, contract rights and intellectual property. The consummation of such transaction is subject to the Company obtaining an opinion as to the fairness, from a financial point of view to the Company and its shareholders, of the consideration to be paid by the Company in the transaction for the above-described assets, the negotiation and execution of a definitive purchase agreement, and approval of the transaction by a special committee of the Company’s independent directors. Management believes that the value of the Noble assets that the Company will receive are at least equal to the amount of the outstanding receivable from GT. Management has not, however, obtained an independent valuation of such assets.

The receivable from GT Distribution was reduced from $4,722 to $4,144 during the quarter ended March 31, 2007. This reduction of related party receivable is a non-cash item, with offsetting non-cash items that effect inventory ($462) and accounts payable ($109).

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

The Company has a note payable to the former owners of Liftking Industries, Inc. for $2,746 issued in connection with the acquisition of Liftking Industries ULC. It was determined subsequent to the acquisition, that the note would be a related party transaction since Manitex Liftking’s President & CEO is a relative of the primary holder of the note.

16. Income Taxes

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted FIN 48 effective January 1, 2007 and had no material unrecognized tax benefits as of the adoption date and as of March 31, 2007. The Company has decided to classify interest and penalty as a component of tax expense.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s federal tax returns for 2003 through 2006 tax years remain subject to examination. The Company files in numerous state jurisdictions with varying statues of limitations. In addition, open tax years related to foreign jurisdictions remain subject to examination but are not considered material

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements relating to future events and future performance of the Company within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes” or similar language. Our actual results may differ materially from information contained in these forward looking-statements for many reasons, including those described below and in our 2006 10-K Annual Report in the section entitled “Item 1A. Risk Factors,”

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

General

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

In the three months ended March 31, 2006 the Company operated in a single segment of business, the Testing & Assembly Equipment segment. Effective beginning the first quarter of fiscal 2007, following the decision taken by the Board on March 29, 2007 to sell these operations, this segment is reported as a discontinued operation. For the three month period ended March 31, 2007 the company’s continuing operations comprised the Lifting Equipment segment established through the acquisitions of Manitex Inc. and Liftking Industries, Inc. in July 2006 and November 2006 respectively.

The following discussion considers:

•	Net loss for the three month period ended March 31, 2007

•	Results of the continuing operations of our Lifting Equipment segment for the three month period ended March 31, 2007

•	Results of the discontinued operations of the Testing & Assembly Equipment segment for the three month period ended March 31, 2007; and

•	Pro-forma results for the comparative period of three months ended March 31, 2006.

Net loss for the three month period ended March 31, 2007

The net loss of $1.0 million reported for the three month period ended March 31, 2007 consists of net income from continuing operations of $0.1 million offset by loss from discontinued operations of $0.7 million and an expected loss on sale of discontinued operations of $0.4 million.

Results of the continuing operations of our Lifting Equipment segment for the three month period ended March 31, 2007

Net income from continuing operations of $0.1 million reported for the three months ended March 31, 2007 consists primarily of revenue of $23.1 million, cost of sales of $18.9 million, research and development costs of $0.1 million, SG&A costs excluding corporate expenses of $2.3 million, Corporate SG&A expenses of $0.8 million, net interest expense of $0.9 million and other income of $0.1 million. For the three months ended March 31, 2006, net loss from continuing operations was $0.04 million, comprising SG&A corporate expenses of $0.07 million offset by interest income $0.02 million and income tax benefit of $0.02 million. The reduction in activity for the three month period ended March 31, 2006 reflects the reporting of the activities of the Testing & Assembly segment as discontinued operations.

For the three month period ended March 31, 2007 gross profit of $4.2 million was recorded, equivalent to 18.1% of sales. Gross profit was adversely affected by lower output in January and February in the Company’s Manitex Inc. operation. This arose from an unusual five day shutdown due to ice storms in Texas, combined with below expected operational performance that the Company rectified through managerial changes in March. The company recorded corporate expenses of $0.8 million compared to $0.1 million for the three months ended March 31, 2006. This increase reflects the recruitment of key experienced management to build an organizational structure to continue to drive the company’s strategy and growth objectives. Also included in these costs are legal and consulting expenses associated with the company’s continuing review by the SEC of its S3 Registration for the private placement undertaken in November 2006, and for its Sarbanes Oxley compliance project. Operating income from continuing operations of $0.9 million was equivalent to 4.0% of sales compared to an operating loss of $0.1 million for the three months ended March 31, 2006.

For the three month period ended March 31, 2007 interest expense of $0.9m was recorded. There was no interest expense for the three months ended March 31, 2006. This expense was incurred for the company’s line of credit and for the debt incurred to fund the acquisitions of Manitex Inc. and Liftking Industries, Inc. in July 2006 and November 2006 respectively. Immediately prior to these acquisitions, the Company had no outstanding indebtedness for borrowed money.

Discontinued operations of the Testing & Assembly Equipment segment for the three month period ended March 31, 2007

The net loss from discontinued operations of $0.7 million comprised costs of sales of $0.9 million, operating expenses of $0.4 million offset by revenue of $0.6 million. For the three months ended March 31, 2006 the loss reported was $0.3 million

During the period, the company also recorded a loss on sale of discontinued operations of $0.4 million, comprising employee termination costs of $0.2 million and provision for termination of contracts $0.2 million.

The Company expects that the final sale of the assets of the segment will be completed during the third quarter of 2007

Results for the three month ended March, 31 2007 compared to pro-forma, unaudited results for the three months ended March 31, 2006

For the three month period ended March 31, 2007 the company’s continuing operations comprised the Lifting Equipment segment established through the acquisitions of Manitex Inc. and Liftking Industries, Inc. in July 2006 and November 2006 respectively.

The following discussion compares summary results for these operations with pro-forma unaudited results for the three months ended March 31, 2006 when these operations were non – public and did not report financial results.

Revenue for the three month period ended March 31, 2007 was $23.1 million, compared to $13.4 million for the three months ended March 31, 2006, an increase of 72.4%. Market demand continued to be strong during the three month period ended March 31, 2007 and improved product availability and shipments were achieved from increased output as supply chain shortages for key components were reduced by a combination of improved cash flow available for purchases and increased capacity at certain suppliers.

Net income from continuing operations was $0.1 million compared to a net loss of $0.7 million for the three months ended March 31, 2006. Margin from increased sales volume was the main contributing factor.

Liquidity and Capital Resources

Cash and cash equivalents were $0.4 million at March 31, 2007 compared to $0.6 million at December 31, 2006. As of March 31, 2007, the Company had approximately $1.2 million available to borrow under its credit facility with Comerica Bank. Additionally, the Company’s Manitex Liftking subsidiary has a credit facility which allows for borrowings of up to $3.5 million CAD. At March 31, 2007, the Company had approximately CAD $1.4 million available to borrow under this Canadian facility.

The Company needs cash to meet its working capital needs as the business grows, to acquire capital equipment, and to fund acquisitions and debt repayment. We intend to use cash flows from operations and existing availability under the current revolving credit facilities to fund anticipated levels of operations for approximately the next 12 months. We will likely need to raise additional capital through debt or equity financings to support our growth strategy, which may include additional acquisitions. There is no assurance that such financing will be available or, if available, on acceptable terms.

In the December 2006, the Company reached an agreement with its bank to extend the maturity of the Company’s $16.5 million credit facility and our $14.0 million note payable to April 1, 2008. The Company is currently in negotiations with its bank to further extend the due date of its credit facilities and note payable. The Company’s revolving credit agreement contains the customary limitations including limitations on acquisitions, dividends, repurchase of the Company’s stock and capital expenditures. It also requires the Company to have on the last date of the quarter a minimum “Tangible Effective Net Worth”, which is defined in the agreement as equity plus subordinated debt minus intangible assets and related party receivables. See Note 13 to our consolidated financial statements for a more detailed on the terms and conditions of our credit facilities.

The Company’s ability to meet its commitments and contractual obligations is dependent on the Company’s ability to either negotiate extensions of its current credit agreements, replace the existing credit agreements with a new credit agreement with acceptable terms or to raise additional equity or debt financing. There is no assurance that the Company will be successful in renegotiating its current credit facilities or consummating additional financing transactions.

2007

Operating activities consumed cash of $3.1 million for the quarter ended March 31, 2007. The Company’s net income from continuing operations of $0.1 million and non-cash items of $0.8 million was more than offset by change in operating assets and liabilities that consumed approximately $4.0 million of cash. An increase of $0.6 million in accounts receivable, $1.3 million in inventory, a decrease of $1.5 million in accounts payable along with discontinued operations consuming $0.7 million of cash primarily accounts for the change in operating assets and liabilities. Inventory increased in anticipation of increased sales. Discontinued operations include a loss on discontinued operations of $0.7 million and a loss of sale or closure of $0.4 million for a total loss of $1.1 million with $0.4 million offset primarily related to an increase in accruals, which includes a reserve of $0.4 million for costs related to sales of the discontinued operation. The $0.6 million decrease in related party receivables is a non-cash item with offsetting amounts of $0.5 million and $0.1 million against inventory and accounts payable, respectively.

Financing activities contributed $2.9 million in cash for the quarter ended March 31, 2007. An increase of $3.0 million in borrowings under the Company’s credit facilities off set by $0.1 million decrease in capital lease obligations account for the change.

2006

In the quarter ended March 31, 2006, the Company consumed $1.1 million of cash.

Operating activities consumed cash of $0.8 million for the quarter ended March 31, 2006 of which $0.6 million was related to discontinued operations. The remaining $0.2 million related to continuing operations is principally related to a $0.2 million increase in deferred tax, a non-cash item.

Investing activities consumed $0.3 million in the quarter ended March 31, 2006. The now discontinued Testing and Assembly segment invested $0.3 million in capital equipment in the quarter ended March 31, 2007.

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

Related Party Transactions

For a description of the Company’s related party transactions, please see Note 15 to the Company’s consolidated financial statements entitled “Transactions Between the Company and Related Parties.”

Critical Accounting Policies

See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, for a discussion of the Company’s critical accounting policies.

Impact of Recently Issued Accounting Standards

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e. derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125.” SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity’s first fiscal year beginning after September 15, 2006. The Company adopted the SFAS No. 155 on January 1, 2007. The adoption of the Statement did not have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” which is effective for the fiscal years beginning after September 15, 2006. The FASB issues this statement to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company adopted the SFAS No. 156 on January 1, 2007. The adoption of the Statement did not have a material impact on its financial position, results of operations or cash flows.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Non-Shareowners’ Changes in Equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. On January 1, 2007, the Company adopted SFAS No. 158, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The adoption of the Statement did not have a material impact on its financial position, results of operations or cash flows.

The FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (“SFAS No. 159”) in February 2007. SFAS No. 159 permits a company to choose to measure many financial instruments and other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing a company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. A company shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 will be effective for fiscal years that begin after November 15, 2007. We are currently assessing the impact SFAS No. 159 will have on our consolidated financial statements.

See Note 16 regarding the company’s adoption FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that misstatements be quantified based on their impact on each of the Company’s financial statements and related disclosures. On December 31, 2006, the Company adopted SAB 108. The adoption of SAB 108 did not impact the Company’s financial statements.

The FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (“SFAS No. 159”) in February 2007. SFAS No. 159 permits a company to choose to measure many financial instruments and other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing a company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. A company shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 will be effective for fiscal years that begin after November 15, 2007. We are currently assessing the impact SFAS No. 159 will have on our consolidated financial statements.

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

Interest Rates — We are exposed to market risks relating to changes in interest rates. Our credit facility allows for borrowings based on the Eurodollar rate or a base rate. The interest rate incurred by us is based on these rates plus a premium. If these rates rise, our interest expense will increase accordingly.

Interest Rate Changes — The Company’s debt agreements allow for borrowings based on the Eurodollar rate or a base rate. The interest rate incurred by us is based on these rates plus a premium. If these rates rise, our interest expense will increase accordingly. The effect of a 10% interest rate increase on all outstanding debt for Veri-Tek would have been an increase in annual interest expense of approximately $318.

Foreign Exchange Risk — The Company is exposed to fluctuations in the exchange rates principally Canadian dollars and Euros which effects cash flows related to third party purchases and sales, intercompany product shipments and intercompany loans. We are also exposed to fluctuations in the value of foreign currency investment in our Canadian subsidiary and cash flows related to repatriation of this investment. Additionally, we are exposed to volatility in the translation of foreign currency earnings to U.S. Dollars from Canadian dollars.

Item 4 -	Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will uncover or detect failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Under the supervision of, and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were ineffective in ensuring that information requiring disclosure is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms due to the restatements and the identification of the material weakness in the financial statement close and reporting process, as described below.

Notwithstanding the material weakness described below, management believes the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented. In preparing the Company’s consolidated financial statements for the quarter ended March 31, 2007, the Company performed additional analyses and other post-closing procedures in an effort to ensure that the Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles

Our Chief Executive Officer and Chief Financial Officer determined that, as of December 31, 2006, a material weakness existed in our internal control over financial reporting that consisted of inadequate resources in our accounting and financial reporting group. As a result of our growth in the second half of 2006 through the acquisition of two private companies that have not been required to report to public company or SEC requirements, and the increased complexity of our business and of accounting principles, we have determined that we do not have sufficient accounting resources to support our financial reporting requirements. This was further evidenced by our inability to timely file our annual report on Form 10-K for the fiscal year ended December 31, 2006. Management is currently assessing our need for additional accounting resources in terms of the number and experience of additional staff and training of existing staff.

As a result of the SEC’s review of our registration statement on Form S-3, filed with the SEC on December 21, 2006, the Company agreed to restate its audited consolidated financial statements for the year ended December 31, 2005, its unaudited interim consolidated financial statements for the quarter ended September 30, 2006, and its unaudited pro forma consolidated statement of income giving effect to the purchase of QVM, L.L.C., included in the Company’s Form 8-K/A filed on September 19, 2006, as more fully described in Note 2 to our audited consolidated financial statements contained the Company’s 2006 10-K Annual Report. The correction of these matters had no impact on our net income, net worth or cash and cash equivalents as reflected in our statement of cash flows, as previously reported for 2005 and the third quarter ended September 30, 2006.

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

Except as described above, no changes in the Company’s internal controls over financial reporting have come to management’s attention that occurred during the quarter ended March 31, 2007, that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

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

Item 1A -	Risk Factors

The Company’s critical risk factors can be referenced in the most recent 10-K filed with the SEC. No material changes in risk factors have occurred.

Item 2 -	Unregistered Sale of Equity Securities and Use of Proceeds.

Not applicable.

Item 3 -	Defaults Upon Senior Securities

Not applicable.

Item 4:	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5 -	Other Information

Not applicable.

Item 6 -	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description
10.1	Second Amended and Restated Credit Agreement, dated April 11, 2007, by and between Veri-Tek International, Corp., Manitex, Inc. and Comerica Bank.

10.2	Revolving Credit Note for $16,500,000, dated April 11, 2007, payable to Comerica Bank by Manitex, Inc.

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(d) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(d) of the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Periodic Financial Report pursuant to 18 USC Section 1350, as created by Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERI-TEK INTERNATIONAL, CORP.

Dated: May 15, 2007	By:	/s/ David H. Gransee
David H. Gransee,
VP, Chief Financial Officer