Form 10-K/A
period 2005-12-31
Veri-Tek International, Corp.
filed 2007-05-16
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

The matters discussed in this Annual Report on Form 10-K contain certain forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue,” the negative or other variations thereof, or comparable terminology, are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including continued market demand for the types of products and services produced and sold by the Company, change in worldwide economic and political conditions and associated impact on interest and foreign exchange rates, the level of sales by original equipment manufacturers of vehicles for which the Company supplies parts, the successful integration of companies acquired by the Company, and changes in consumer debt levels.

EXPLANATORY NOTE

On March 31, 2006, the Company filed its Annual Report on Form 10-K for the year ended December 31, 2005 (the “Original Filing”). After a review of the Company’s financial statements in connection with the registration statement on Form S-3 filed by the Company on December 21, 2006, the Securities and Exchange Commission (“SEC”) requested that certain changes be made to the Original Filing. Therefore, the Company is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to reflect the Company’s changes to the Original Filing in response to certain SEC comments.

Amendment No. 1 reflects the following changes in response to the SEC’s comments: (1) the Company’s quarterly selected data has been added to Item 8 “Financial Statements and Supplementary Data” (required by Item 302 of Regulation S-K); (2) the Company’s audited statement of operations and statement of cash flows for its fiscal year ended December 31, 2003 and the associated audit reports (as revised) have been included in the financial statements; (3) the report of the independent registered public accountant has been revised to indicate that the financial statements are in conformity with accounting principles generally accepted in the United State of America and to accurately reference the page numbers upon which the supplemental information is located within the filing; (4) the Company has revised the “Geographic Information” note in Item 1 “Business” as well as Notes Q, I, and A to its financial statements to provide the entity-wide disclosures required by paragraphs 36-39 of SFAS 131; (5) the Company has revised Item 8 of Note A and Note C to address the nature of the Company’s demonstration systems and its accounting policies relating to the systems, the amount of demonstration equipment included with inventory and plant, property, and equipment as of December 31, 2005 and 2004, the basis at which the Company transfers its equipment from inventory to plant, property, and equipment, and how the Company records amortization expenses, how it is reflected in the financial statements and why the Company believes that the classification is appropriate; (6) the Company has revised its disclosure in Item 11 of Note A to clarify that research and development is being expensed as incurred; (7) the Company has revised its earnings per share calculations in Item 6 “Selected Financial Data,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (under the “Results of Operations” and “New Accounting Pronouncements” subheadings), its financial statements (Statement of Operations), and Item 16 of Note A to the financial statements to exclude the impact of potential conversion of its subordinated convertible debt; (8) the Company has revised all disclosures that make reference to exclusion of subordinated convertible debt, including the disclosures in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (under the “New Accounting Pronouncements” subheading) and in Note A to the financial statements; (9) the Company has added disclosure to the critical accounting policies section in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to discuss why the Company believes that it is more likely than not that all of the deferred tax assets will be realized; (10) the Company has revised Note O to the financial statements to reconcile certain disclosures regarding net proceeds in connection with the Company’s initial public offering to disclosures on the statements of cash flow; (11) the Company has filed a revised consent from the independent auditor; and (12) the Company has revised the signature page and the certifications attached to Amendment No. 1 as exhibits.

This Amendment No. 1 amends and restates only the information described above, and such amendments and restatements only reflect the changes described above. Except for the foregoing amended and restated information, this Amendment No. 1 continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to the Company after the date of the Original Filing (other than the restatement), and such forward-looking statements should be read in their historical context. This Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

PART I	5
ITEM 1. BUSINESS	5
ITEM 1A. RISK FACTORS	11
ITEM 1B. UNRESOLVED STAFF COMMENTS	17
ITEM 2. PROPERTIES	17
ITEM 3. LEGAL PROCEEDINGS	17
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	17
PART II	17
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES	17
ITEM 6. SELECTED FINANCIAL DATA	18
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19
ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK	27
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	27
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	49
ITEM 9A. CONTROLS AND PROCEDURES	49
ITEM 9B. OTHER INFORMATION	49
PART III	49
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	49
ITEM 11. EXECUTIVE COMPENSATION	49
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	49
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	49
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	49
PART IV	49
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	49
SIGNATURES	52

Exhibit 23.1 CONSENT OF INDEPENDENT AUDITORS
Exhibit 31.1 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
Exhibit 31.2 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
Exhibit 32.1 WRITTEN STATEMENT OF THE CHIEF EXECUTIVE OFFICER AND THE CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. 1350

PART I

ITEM 1.	BUSINESS

Overview

We are focusing our business in three key areas:

•

designing, developing and building specialty equipment for the automotive and heavy equipment industries that identifies product defects and production problems early in our customers’ manufacturing process;

•	developing a market in the automotive industry for our axle testing services;

•

developing a market for precision driveshafts that we will manufacture using our manufacturing process incorporating our S.M.A.R.T.™ (superior manufacturing alleviates redundant testing) manufacturing technology.

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

Specialty Equipment

We design, develop and build specialty assembly and testing equipment for the automotive and heavy equipment industries that identifies product defects and production problems early in our customers’ manufacturing process. Our specialty equipment identifies defects through the use of signature analysis and in-process verification. Signature analysis is a testing process that analyzes the properties of a product and compares those properties to established criteria, or a baseline, to determine whether the properties of the product being analyzed deviate from the established criteria. Signature analysis essentially emulates human craftsmanship without the difficulties of finding highly skilled and trained individuals to work on assembly lines. The use of signature analysis during the manufacturing and assembly process is called in–process verification. By applying in–process verification, defects in products can be identified and corrected before manufacturing and assembly is completed, resulting in fewer defective pieces, less scrap, less wasted production time and, therefore, lower manufacturing costs. We have optimized signature analysis for the production line and this optimized signature analysis and in–process verification is incorporated in all of our patents, developments, equipment and manufacturing processes.

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

As with our other technology, our S.M.A.R.T. manufacturing technology incorporates signature analysis and in–process validation. In addition, our S.M.A.R.T. manufacturing technology uses intra–cycle validation. Intra– cycle validation is a process that automatically corrects defects in products as they are being manufactured. This occurs at production–line speeds without the need to slow the manufacturing process to correct any identified defects. Using our manufacturing processes, one of our customers manufactured products that consistently met or exceeded the specifications for the products, resulting in reduced scrap, fewer warranty claims and eliminating the need to test the products after they are manufactured. In addition, the customer using our manufacturing equipment, found that it was able to manufacture products in less time and with fewer workers than conventional manufacturing methods, which lead to shortened production cycles and improved productivity.

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

Geographic Information

For the years ended December 31, 2005, 2004 and 2003, approximately $5.1 million, $1.5 million and $0.2 million, respectively, of revenue was derived from sales outside the United States, of which $2.5 million, $0.3 million and $0.0 million, respectively, was derived from Korea, $1.2 million, $1.2 million and $0.2 million, respectively, was derived from Mexico, and $1.4 million, $0.0 million and $0.0 million, respectively, was derived from Brazil.

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

Because we depend on a limited number of customers, the loss or insolvency of any significant customer could cause a significant decline in our revenue and net income.

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

	Predecessor			Successor	Combined	Successor
	2001	2002	Period from January 1- October 31, 2003	Period from November 1- December 31, 2003	Year Ended December 31, 2003(3)	Year Ended December 31, 2004	Year Ended December 31, 2005
					(unaudited)
Revenue	$12,488	$6,263	$7,420	$967	$8,387	$7,929	$7,641
Cost of sales	7,337	2,281	3,499	704	4,203	6,460	7,405

Gross margin	5,151	3,982	3,921	263	4,184	1,469	236
Research and development expenses	1,253	1,843	1,248	393	1,641	1,572	456
Selling, general and administrative expenses	1,720	1,855	1,609	325	1,934	3,786	3,212

Operating profit (loss)	2,178	284	1,064	(455)	609	(3,889)	(3,433)
Other income (expense)
Interest expense, net	(381)	(235)	(194)	(232)	(426)	(1,335)	101
Loss on disposal of assets	(126)	—	—	—	—	—	(5)

Total other income (expense)	(507)	(235)	(194)	(232)	(426)	(1,335)	97

Earnings (Loss) before taxes	1,671	49	870	(687)	183	(5,224)	(3,336)
Income tax expense (benefit)(1)	—	—	—	(232)	(232)	(1,770)	(1,083)

Net income (loss)	$1,671	$49	$870	$(455)	$415	$(3,454)	$(2,253)

	Predecessor			Successor	Combined		Successor
	2001	2002	Period from January 1- October 31, 2003	Period from November 1- December 31, 2003	Year Ended December 31, 2003(3)		Year Ended December 31, 2004	Year Ended December 31, 2005
					(unaudited)
Earnings (loss) per share:
Basic and Diluted	$16,710	$490	$8,705	$(0.56)	N/A	(4)	$(4.30)	$(0.52)
Shares used to calculate earnings per share:
Basic and Diluted	100	100	100	804,100	N/A	(4)	804,100	4,339,649
Cash flow provided by (used in):
Operations	$265	$2,292	$(153)	$(345)	$(498)		$(1,993)	$(4,343)
Investing activities	(225)	(235)	(79)	(6,003)	(6,082)		(228)	(1,689)
Financing activities(2)	(37)	(2,050)	221	6,348	6,570		2,227	8,051
Consolidated Balance Sheet Data:
Cash and cash equivalents	$3	$11	$—	$—			$6	$2,025
Working capital	1,921	746	1,100	717			(3,320)	6,587
Total Assets	7,517	5,461	6,623	11,346			11,885	17,227
Long-term obligations, net of current portion	1,522	1,511	1,504	6,100			7,175	—
Shareholders equity (deficiency)	817	(196)	184	(355)			(3,809)	16,171

(1)	The Predecessor was a subchapter S corporation and therefore did not record income tax expense or benefit.

(2)	The Predecessor was a subchapter S corporation. Cash flow from financing activities includes distributions to the shareholder of the Predecessor.

(3)	The combined financial information presented represents the sum of the January 1, 2003 through October 31, 2003 period for the Predecessor and the November 1, 2003 through December 31, 2003 period for the Successor. No adjustments have been made to this data.

(4)	Not applicable because the Successor was created on October 18, 2003 and has a different capital structure than the Predecessor.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

The following table sets forth certain financial data for the three years ended December 31, 2003, 2004 and 2005.

	Predecessor	Successor	Combined	Successor
	Period from January 1- October 31, 2003	Period from November 1- December 31, 2003	Year Ended December 31, 2003(3)	Year Ended December 31, 2004	Year Ended December 31, 2005
			(unaudited)
	(Dollars in thousands except share data)
Revenue	$7,420	$967	$8,387	$7,929	$7,641
Cost of sales	3,499	704	4,203	6,460	7,405

Gross margin	3,921	263	4,184	1,469	236
Research and development expenses	1,248	393	1,641	1,572	456
Selling, general and administrative expenses	1,609	325	1,934	3,786	3,212

Operating profit (loss)	1,064	(455)	609	(3,889)	(3,433)
Other income (expense)
Interest income / (expense), net	(194)	(232)	(426)	(1,335)	101
Loss on disposal of assets	—	—	—	—	(5)

Total other income (expense)	(194)	(232)	(426)	(1,335)	97

Earnings (Loss) before taxes	870	(687)	183	(5,224)	(3,336)
Income tax expense (benefit)(1)	—	(232)	(232)	(1,770)	(1,083)

Net income (loss)	$870	$(455)	$415	$(3,454)	$(2,253)
Earnings (loss) per share:
Basic and Diluted	$8,705	$(0.56)	N/A (4)	$(4.30)	$(0.52)

(1)	The predecessor company was a subchapter S corporation and therefore did not recognize income tax expense.

(2)	The combined financial information presented represents the sum of the January 1, 2003 through October 31, 2003 period for the Predecessor and the November 1, 2003 through December 31, 2003 period for the Successor. No adjustments have been made to this data.

(3)	The combined financial information presented represents the sum of the January 1, 2003 through October 31, 2003 period for the Predecessor and the November 1, 2003 through December 31, 2003 period for the Successor. No adjustments have been made to this data.

(4)	Not applicable because the Successor was created on October 18, 2003 and has a different capital structure than the Predecessor.

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

Deferred Income Taxes. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income.

During the year ended December 31, 2005, several significant developments were considered in evaluating our ability to recover our deferred tax assets. We specifically considered our financial plan for 2006 that incorporates the planned acquisition of profitable businesses and cost reduction activities.

Based on the expected cost of acquisitions in current market conditions, the Company anticipates having significant future reversals of temporary differences from goodwill allocation. Targeted businesses are also historically profitable, which is a strong indicator they will continue to generate taxable income in future years based on existing sales prices and cost structure. The Company also entered into various cost reduction initiatives including (i) raising capital through a public offering in which the proceeds were used to retire the Company’s outstanding debt with the effect of reducing interest costs in future years and (ii) adopting new sourcing arrangements and bringing “in-house” formerly outsourced component manufacturing to defray increasing steel prices.

In evaluating our ability to recover our deferred tax assets, the Company believes that there is more positive evidence than negative evidence to support the conclusion that the establishment of a valuation allowance is not required.

New Accounting Pronouncements

Computation of Earnings Per Share

Basic earnings per share was computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from the conversion of the subordinated debt at $6 per share.

In September 2004, the Emerging Issues Task Force reached a final consensus on Issue N. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (EITF 04-8). Contingently convertible debt instruments are financial instruments that add a contingent feature to a convertible debt instrument. The conversion feature is triggered when one or more specified contingencies occur and at least one of these contingencies is based on market price. Prior to the issuance of EITF 04-8, SFAS 128 had been widely interpreted to allow the exclusion of common shares underlying contingently convertible debt instruments from the calculation of diluted earnings per share in instances where conversion depends on the achievement of a specified market price of the issuer’s shares. The consensus requires that these underlying common shares be included in the diluted earnings per share computations, if dilutive, regardless of whether the market price contingency or any other contingent factor has been met. The consensus, which is effective for reporting periods ending after December 15, 2004, requires the restatement of diluted earnings per share for all prior periods presented. At December 31, 2004 Veri-Tek had a contingently convertible debt instrument, the $7,125,402 subordinated debt which was converted to shares of our common stock upon consummation of our initial public offering.

Including the contingently convertible debt in the diluted earnings per share calculation is anti-dilutive when there is a loss from continuing operations and is, therefore, excluded from the diluted per share calculation under paragraph 16 of SFAS 128. The effect of applying paragraph 16 of SFAS 128 was to exclude 26,283 shares and 199,863 shares from the diluted earnings per share calculation of the years ended December 31, 2005 and 2004, respectively.

New Accounting Pronouncements

At its September 2004, meeting, the FASB reached a consensus on Emerging Issues Task Force (EITF) Issue No 04-8 (EITF Issue 04-8). “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share”, that contingently convertible debt instruments will be subject to the if-converted method under FASB Statement of Financial Accounting Standards (SFAS) No. 128 (SFAS 128), “Earnings Per Share”, regardless of the contingent features included in the instrument. Under current practice, issuers of contingently convertible debt instruments exclude potential common shares underlying the debt instruments from the calculation of diluted earnings per share until the market price or other contingency is met. The effective date for EITF Issue 04-8 is for reporting period ending after December 15, 2004. Veri-Tek has applied EITF guidance by retroactively restating earnings per share for all applicable periods.

Including the contingently convertible debt in the diluted earnings per share calculation is anti-dilutive when there is a loss from continuing operations and is, therefore, excluded from the diluted per share calculation under paragraph 16 of SFAS 128. The effect of applying paragraph 16 of SFAS 128 was to exclude 26,283 shares and 199,863 shares from the diluted earnings per share calculation of the years ended December 31, 2005 and 2004, respectively.

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

In December 2004, the Financial Accounting Standards Board issued two FASB Staff Positions—FSP FAS 109-1 Application of FASB Statement 109 “Accounting for Income Taxes” to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004, and FSB FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position of results of operations or cash flows.

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

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments. (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.” SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact of SFAS No. 155 will have on its consolidated financial statements, if any.

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

Index to Financial Statements

The financial statements of the registrant required to be included in Item 8 are listed below:

Report of Independent Registered Public Accountant

To the Board of Directors

Veri-Tek International Corp.

50120 Pontiac Trail

Wixom, MI 48393-2019

We have audited the accompanying balance sheet of Veri-Tek International Corp. as of December 31, 2005 and 2004, and the related statements of income, stockholders’ equity (deficit) and cash flows for each of the two years ended December 31, 2005 and the two month period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessment of the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Veri-Tek International Corp. as of December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the two years and two months in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included in pages 46 to 48 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole

Respectfully,

/s/ Freedman & Goldberg
Freedman & Goldberg
Certified Public Accountants

Farmington Hills, MI

March 13, 2006, except for Notes A, C, H, I, O, Q, R, S and T which are dated May 7, 2007.

Report of Independent Registered Public Accountant

To the Board of Directors

Veri-Tek International Corp.

50120 Pontiac Trail

Wixom, MI 48393-2019

We have audited of the statements of income and statements of stockholders’ equity (deficit), and cash flows of JCJ International, Inc. fka Veri-Tek International Corporation (a Michigan S Corporation) for the ten months ended October 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessment of the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of JCJ International, Inc. fka Veri-Tek International Corporation at October 31, 2003 and the results of its operations and its cash flows for the ten months then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included in pages 46 to 48 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

Respectfully,

/s/ Freedman & Goldberg
Freedman & Goldberg
Certified Public Accountants

Farmington Hills, MI

May 24, 2004

VERI-TEK INTERNATIONAL CORP.

BALANCE SHEET

December 31, 2005 and 2004

	2005	2004
ASSETS
Current Assets
Cash	$2,024,904	$6,448
Accounts Receivable—Trade (Net of allowance of $23,700 and $-0-, respectively)	1,837,018	1,742,585
Accounts Receivable —Other	1,800	3,894
Cost and Estimated Earnings in Excess of Billings (Net of reserve of $1,733,582 and $1,565,000, respectively)	2,461,695	2,096,524
Inventory at Cost	1,162,141	756,460
Prepaid Expenses	135,697	581,627

Total Current Assets	7,623,255	5,187,538

Property, Plant and Equipment, net	2,084,714	165,018

Other Assets
Security Deposits	47,931	43,631
Loan Cost (Net of Amortization of $ 22,977 and $-0-, respectively)	22,977	-0-
Patents (Net of Amortization of $638,695 and $342,328, respectively)	4,212,345	4,476,029
Software (Net of Amortization of $4,441 and $-0-, respectively)	129,963	-0-
Deferred Tax Asset	3,106,200	2,012,600

Total Other Assets	7,519,416	6,532,260

Total Assets	$17,227,385	$11,884,816

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable —Trade	$767,338	$937,484
Accrued Expenses	269,012	406,850
Deferred Revenue	-0-	17,968
Billings in Excess of Costs	-0-	185,488
Revolving Credit Facility	-0-	6,960,370

Total Current Liabilities	1,036,350	8,508,160

Long-Term Liabilities
Subordinated Debt	-0-	7,175,401
Deferred Tax Liability	20,100	10,100

Total Long-Term Liabilities	20,100	7,185,501

Total Liabilities	1,056,450	15,693,661

Shareholders’ Equity
Common Stock—no par value, Authorized, 20,000,000 shares
Issued and Outstanding, 4,875,000 and 804,100 shares, respectively	22,332,465	100,000
Retained Earnings (Accumulated Deficit)	(6,161,530)	(3,908,845)

Shareholders’ Equity (Deficit)	16,170,935	(3,808,845)

Total Liabilities and Stockholders’ Equity	$17,227,385	$11,884,816

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

STATEMENT OF OPERATIONS

For the Years Ended December 31, 2005, 2004 and Periods ended October 31 and December 31, 2003

	Successor			Predecessor
	2005	2004	Period from November 1, 2003 through December 31, 2003	Period from January 1, 2003 through October 31, 2003
Sales	$7,641,367	$7,929,148	$966,799	$7,420,344

Cost of Sales
Material	3,471,880	2,762,042	175,752	1,188,785
Direct and Engineering Labor	1,649,686	1,832,207	21,462	1,225,200
Leased Employees Expense	-0-	-0-	323,544	-0-
Payroll Taxes	209,217	216,441	-0-	140,295
Employee Benefits	365,319	293,336	-0-	239,925
Outside Services	686,847	471,822	67,129	297,686
Manufacturing Expenses	1,022,467	884,451	116,005	407,863

Total Cost of Sales	7,405,416	6,460,299	703,892	3,499,754

Gross Profit	235,951	1,468,849	262,907	3,920,590
Operating Expenses
Research and Development Costs	456,447	1,571,926	393,261	1,247,840
Selling, General and Administrative Expenses	3,212,401	3,785,745	325,187	1,608,391

(Loss) Income from Operations	(3,432,897)	(3,888,822)	(455,341)	1,064,359

Other Income (Expense)
Interest Income	155,211	-0-	-0-	-0-
Interest Expense	(53,766)	(1,335,333)	(231,649)	(193,889)
Other	(4,833)	-0-	-0-	-0-

Total Other Income (Expense)	96,612	(1,335,333)	(231,649)	(193,889)

(Loss) before Income Taxes	(3,336,285)	(5,224,155)	(687,190)	870,470
Income Tax (Benefit)	(1,083,600)	(1,770,100)	(232,400)	-0-

Net Loss	$(2,252,685)	$(3,454,055)	$(454,790)	$870,470

Earnings Per Share
Basic and diluted	$(0.52)	$(4.30)	$(0.56)	$8,705

Weighted Average Common Shares
Basic and diluted	4,339,649	804,100	804,100	100

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2005, 2004 and Periods ended October 31 and December 31, 2003

Predecessor	Common Stock		Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance, December 31, 2002	100	$-0-	$(195,816)	$(195,816)
Net Income			870,470	870,470
Shareholder Distributions			(491,147)	(491,147)

Balance at October 31, 2003	100	$-0-	$183,507	$183,507

Successor	Common Stock		Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance, November 1, 2003	—	$-0-	$-0-	$-0-
Issuance of Common Stock	10,000	100,000	-0-	100,000
300 for 1 stock split (July 2004)	2,990,000	-0-	-0-	-0-
1 for 3.730879244 for reverse stock split (February 2005)	(2,195,900)	-0-	-0-	-0-
Net Income (Loss)	-0-	-0-	(454,790)	(454,790)

Balance, December 31, 2003	804,100	$100,000	$(454,790)	$(354,790)
Net Income (Loss)			(3,454,055)	(3,454,055)

Balance, December 31, 2004	804,100	100,000	(3,908,845)	(3,808,845)
Stock Issued in Initial Public Offering (February 15, 2005)	2,500,000	12,964,564	-0-	12,964,564
Conversion of Subordinated Debt to Equity	1,195,900	7,175,401	-0-	7,175,401
Additional Stock Issued to Underwriter	375,000	2,092,500	-0-	2,092,500
Net Income (Loss)	—	—	(2,252,685)	(2,252,685)

Balance, December 31, 2005	4,875,000	$22,332,465	$(6,161,530)	$16,170,935

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2005, 2004 and Periods ended October 31 and December 31, 2003

	2005	2004	Period from November 1, 2003 through December 31, 2003	Period from January 1, 2003 through October 31, 2003
Cash Flows From Operating Activities:
Net Income (Loss)	$(2,252,685)	$(3,454,055)	$(454,790)	$870,470
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation & Amortization	448,740	360,595	53,912	59,306
Unrealized Loss on Cost in Excess of Billing	168,582	1,565,000	-0-	-0-
Interest Expense	-0-	1,075,456	199,945	-0-
Bad Debt Expense	44,709	-0-	-0-	-0-
Loss on Disposal of Assets	4,833	-0-	-0-	-0-
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(137,047)	(1,584,181)	(179,571)	(85,156)
(Increase) Decrease in Inventory	(932,920)	(324,449)	-0-	(1,053)
(Increase) Decrease in Cost and Estimated Earnings in Excess of Billings	(533,752)	1,841,744	(141,313)	(1,061,178)
(Increase) Decrease in Prepaid Expenses	445,930	(386,147)	(37,757)	(5,463)
(Increase) Decrease in Security Deposits	(4,300)	-0-	-0-	-0-
(Increase) Decrease in Deferred Tax Asset	(1,093,600)	(1,778,100)	(234,500)	-0-
Increase (Decrease) in Accounts Payable	(170,146)	327,139	408,376	11,902
Increase (Decrease) in Billings in Excess of Cost	(185,488)	185,488	-0-	-0-
Increase (Decrease) in Deferred Tax Liability	10,000	8,000	2,100	-0-
Increase (Decrease) in Deferred Revenue	(17,968)	17,968	-0-	(26,802)
Increase (Decrease) in Accrued Expense	(137,838)	153,010	38,112	84,949

Net Cash Used For Operating Activities	(4,342,950)	(1,992,532)	(345,486)	(153,025)

Cash Flows From Investing Activities:
Acquisition of Assets	-0-	-0-	(6,000,000)	-0-
Proceeds from Sale of Assets	500	20,865	-0-	-0-
Purchase of Property and Equipment	(1,522,706)	(127,218)	(2,212)	(13,248)
Investment in Software	(134,444)	-0-	-0-	-0-
Investment in Patents	(32,684)	(122,017)	(854)	(65,448)

Net Cash Used For Investing Activities	(1,689,334)	(228,370)	(6,003,066)	(78,696)

Cash Flows From Financing Activities:
Borrowing on Revolving Credit Facility	1,020,750	13,586,000	348,602	722,531
Net Borrowing on Subordinated Debt	-0-	-0-	5,900,000	-0-
Net Payments on Notes Payable	-0-	-0-	-0-	(9,861)
Distribution	-0-	-0-	-0-	(491,147)
Repayment on Revolving Credit Facility	(7,981,120)	(11,359,000)	-0-	-0-
Payment for Loan Fees	(45,954)	-0-	-0-	-0-
Proceeds from Issuance of Stock	17,250,000	-0-	100,000	-0-
Payment for Expenses Related to Initial Public Offering	(2,192,936)	-0-	-0-	-0-

Net Cash Provided By Financing Activities	8,050,740	2,227,000	6,348,602	221,523

Net Increase in Cash	2,018,456	6,098	50	(10,198)
Cash - Beginning of Period	6,448	350	300	10,498

Cash - End of Period	$2,024,904	$6,448	$350	$300

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and Periods ended October 31 and December 31, 2003

Note A. Nature of Operations and Summary of Significant Accounting Policies

Basis of Presentation – The accompanying financial statements for the years ended December 2005, 2004 and for the period from November 1, 2003 to December 31, 2003 include the accounts of Veri-Tek International Corp. (“VIT” or the “Company”). Included in this period are fair value adjustments to assets and liabilities, including inventory, other tangible assets, and property plant and equipment.

For the period January 1, 2003 to October 31, 2003 the financial statements include the accounts of the Predecessor company, JCJ International, Inc. (formerly known as Veri-Tek International Corporation) (“JCJ”). JCJ’s normal reporting period is based on a 52 week calendar year. Therefore the Predecessor results of operations presented in the accompanying financial statements for the period January 1, 2003 to October 31, 2003 are not necessarily indicative of the results that would be expected for the full reporting year. In the opinion of management, all material adjustments consisting of normal recurring transactions, necessary to reflect a fair presentation of the financial statements, have been included. Accordingly, the accompanying financial statements for the periods prior to the acquisition are labeled as “Predecessor” and the period subsequent to the acquisition are labeled as “Successor”.

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

1.	Nature of Operations—Veri-Tek International Corp. designs and manufactures testing and assembly equipment used primarily in the manufacture of driveline components in the automotive and heavy equipment industries. In addition, the Company has utilized this technology to provide testing services to original equipment manufacturers and tier 1 suppliers in order to verify the manufacturing process. The Company is in the process of entering the drive-train manufacturing industry utilizing its proprietary technology and processes.

2.	Cash and Cash Equivalents—For purposes of the statement of cash flows, the Company considers all short-term securities purchased with maturity dates of three months or less to be cash equivalents.

3.	Marketable Securities—The Company has investments in corporate debt instruments that are available for sale to meet working capital needs. These investments are short term and considered cash equivalents. Cost represents estimated fair value at the balance sheet date and there are no gross unrealized gains or losses. Interest earned is included in interest income.

4.	Revenue Recognition—The Company currently has two main businesses – the design and manufacture of assembly and testing equipment (A & T) and testing services. The A & T business recognizes under a proportionate performance method. The testing business recognizes revenue when services are provided. The testing business has not generated material revenue to date.

5.	Accounts Receivable—Trade—The Company has adopted a policy consistent with U.S. GAAP for the periodic review of its accounts receivable to determine whether the establishment of an allowance for doubtful accounts is warranted based on the Company’s assessment of the collectibility of the accounts. The Company established an allowance for bad debt of $23,701 and $-0- at December 31, 2005 and 2004, respectively.

6.	Costs and Earnings in Excess of Billings—Costs and earnings in excess of billings are the result of earned revenue on projects that are not immediately billable to customers due to agreed upon billing arrangements. As of December 31, 2005 and 2004, the Company has established a reserve of $1,733,582 and $1,565,000 respectively, against costs in excess of billings (See Note P) due to doubt as to the ultimate collectibility of certain contracts.

7.	Financial Instruments and Credit Risk Concentrations—Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, trade receivables and payables.

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

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and Periods ended October 31 and December 31, 2003

Note A. Nature of Operations and Summary of Significant Accounting Policies—(Continued)

As of December 31, 2004, three customers accounted for 92% of accounts receivable. Two customers accounted for 82% of unbilled revenue at December 31, 2004. Three customers accounted for 77% of the revenue for the year ended December 31, 2004. Three customers accounted for 81% of revenues for the ten months ended October 31, 2003 and two customers accounted for 89% of revenue for two months ended December 31, 2003.

During the years ended December 31, 2005 and December 31, 2004 no one supplier accounted for more than 10% of purchases.

8.	Inventory – Inventory consists of stock materials and equipment stated at the lower of cost (first in, first out) or market. All equipment classified as inventory is available for sale. Equipment held for sale, located at the Company’s Wixom, Michigan facility may also be used for demonstration purposes. An immaterial amount of equipment ($50,000) in inventory used for demonstration purposes was not for sale.

9.	Property, Equipment and Depreciation—Property and equipment are stated at cost. Depreciation of property and equipment is provided using accelerated methods used for tax purposes over the following useful lives:

Machinery and Equipment	5 years
Furniture and Fixtures	7 years
Leasehold Improvements	39 years

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense for the years ended December 31, 2005 and 2004 and the periods ended October 31 and December 31, 2003 was $124,914, $66,287, $43,154 and $5,892, respectively.

10.	Patents—The Company capitalizes certain costs related to patent technology as well as allocating a substantial portion of the purchase price related to the acquisition of substantially all of the assets of JCJ International, Inc. These costs are amortized on a straight-line basis over the estimated useful lives of the assets. Amortization expense for the years ended December 31, 2005 and 2004, and the periods ended October 31 and December 31, 2003 was $296,367, $294,308, $16,152 and $48,020, respectively.

11.	Research and Development Expenses—The Company expenses research and development expenses as incurred. For the years ended December 31, 2005 and 2004, and the periods ended October 31 and December 31, 2003, research and development costs expensed were $456,447, $1,571,926, $1,247,840 and $393,261, respectively.

12.	Impairment of Long-Lived Assets—In accordance with SFAS No. 144, the Company reviews its long-lived assets, including property and equipment and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. The Company had no loss on impairment of long-lived assets during the year ended December 31, 2005 and 2004.

13.	Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and Periods ended October 31 and December 31, 2003

Note A. Nature of Operations and Summary of Significant Accounting Policies—(Continued)

14.	Fair Value of Financial Instruments—The Company’s financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, line of credit and long-term debt. The carrying value of these instruments approximates their estimated fair value.

15.	Income Taxes—The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

16.	Computation of Earnings Per Share—Basic earnings per share was computed by dividing net loss by the weighted average number of common shares outstanding during the period.

In September 2004, the Emerging Issues Task Force reached a final consensus on Issue N. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (EITF 04-8). Contingently convertible debt instruments are financial instruments that add a contingent feature to a convertible debt instrument. The conversion feature is triggered when one or more specified contingencies occur and at least one of these contingencies is based on market price. Prior to the issuance of EITF 04-8, SFAS 128 had been widely interpreted to allow the exclusion of common shares underlying contingently convertible debt instruments from the calculation of diluted earnings per share in instances where conversion depends on the achievement of a specified market price of the issuer’s shares. The consensus requires that these underlying common shares be included in the diluted earnings per share computations, if dilutive, regardless of whether the market price contingency or any other contingent factor has been met. The consensus, which is effective for reporting periods ending after December 15, 2004, requires the restatement of diluted earnings per share for all prior periods presented. Veri-Tek had a contingently convertible debt instrument, $7,175,402 subordinated debt which was converted to shares of common stock in February 2005 upon achievement of the initial public offering.

Including the contingently convertible debt in the diluted earnings per share calculation is anti-dilutive when there is a loss from continuing operations and is, therefore, excluded from the diluted per share calculation under paragraph 16 of SFAS 128. The effect of applying paragraph 16 of SFAS 128 was to exclude 26,283 shares, 199,863 shares, and 0 shares from the diluted earnings per share calculation for the years ended December 31, 2005, 2004, and 2003 (Successor), respectively.

17.	New Accounting Pronouncements—At its September 2004, meeting, the FASB reached a consensus on Emerging Issues Task Force (EITF) Issue No 04-8 (EITF Issue 04-8). “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share”, that contingently convertible debt instruments will be subject to the if-converted method under FASB Statement of Financial Accounting Standards (SFAS) No. 128 (SFAS 128), “Earnings Per Share”, regardless of the contingent features included in the instrument. Under current practice, issuers of contingently convertible debt instruments exclude potential common shares underlying the debt instruments from the calculation of diluted earnings per share until the market price or other contingency is met. The effective date for EITF Issue 04-8 is for reporting period ending after December 15, 2004. Veri-Tek has applied EITF guidance by retroactively restating earnings per share for all applicable periods (see disclosure related to Computation of Earnings Per Share” located elsewhere in this note).

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

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

In December 2004, the Financial Accounting Standards Board issued two FASB Staff Positions—FSP FAS 109-1 Application of FASB Statement 109 “Accounting for Income Taxes” to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004, and FSB FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its financial position of results of operations or cash flows.

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

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note C. Inventory

The components of inventory are as follows:

	2005	2004
Raw Materials and Purchased Parts	$118,793	$117,900
Finished Goods and Replacement Parts	1,043,348	638,560

	$1,162,141	$756,460

At December 31, 2005 and 2004, the Company’s inventory included $1,013,000 and $639,000 of equipment. Equipment included in inventory is not subject to amortization or depreciation. In 2005, the Company transferred approximately $528,000 (the historic cost) of equipment from inventory to property, plant and equipment. This equipment was reclassified when the Company decided to use the equipment to test and manufacture axles and no longer held the equipment out for sale.

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

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Note G. Subordinated Debt

The note payable to a shareholder with interest at 20% per annum required quarterly interest only payments of 8% with the remaining 12% added to principal when due. The principal balance and all outstanding interest was originally due in full August 1, 2008. This note was subordinate to the bank revolving credit facility. In April 2004, the note was modified to accrue all interest and add it to principal. In October 2004, the note was modified to include a conversion option to convert the total amount due, including interest, upon the Company’s completion of its initial public offering. In February 2005, the Company issued 1,195,900 shares of common stock as settlement of $7,175,401 of debt, including interest of $1,275,401.

Note H. Income Taxes

The Company has incurred a net operating loss for federal tax purposes of $3,150,608 and $3,597,347 for the years ended December 31, 2005 and 2004, respectively, which it has elected to carryforward, therefore the Company has not recorded any current tax accrual. The Company has total net operating losses that expire as follows:

2023	$689,580
2024	3,597,347
2025	3,150,608

$7,437,535

The provision for income taxes consists of the following components:

			Predecessor For period from Jan 1 – Oct 31	Successor For period from Nov 1 – Dec 31
	2005	2004	2003	2003
Current Due	$-0-	$-0-	$-0-	$-0-
Deferred	(1,083,600)	(1,770,100)	-0-	(232,400)

Net Tax Expense (Benefit)	$(1,083,600)	$(1,770,100)	$-0-	$(232,400)

Differences between income taxes calculated using the federal statutory income tax rate of 34% and the provision for income taxes were as follows:

			Predecessor For period from Jan 1 – Oct 31	Successor For period from Nov 1 – Dec 31
	2005	2004	2003	2003
Income (Loss) Before Income Taxes	$(3,336,284)	$(5,224,155)	$-0-	$687,190

Statutory Federal Income Tax	(1,134,337)	(1,776,212)	-0-	(233,644)
Non-Deductible Meals and Entertainment	19,735	5,566	-0-	601
Miscellaneous Book/Tax Differences	31,002	546	-0-	643

Total	$(1,083,600)	$(1,770,100)	$-0-	$(232,400)

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and Periods ended October 31 and December 31, 2003

Note H. Income Taxes—(Continued)

Deferred taxes are detailed as follows:

			Predecessor For period from Jan 1 – Oct 31	Successor For period from Nov 1 – Dec 31
	2005	2004	2003	2003
Deferred Income Tax Liability
Depreciation and Amortization	$20,100	$10,100	$-0-	$2,100

Net Deferred Income Tax Liability	20,100	10,100	-0-	2,000

Deferred Income Tax Assets
Capitalized 263a Costs	(11,975)	23,000	-0-	-0-
Reserve on Cost in Excess of Billings	589,418	532,100	-0-	-0-
Net Operating Loss	2,528,757	1,457,500	-0-	234,500

Net Deferred Income Tax Asset	3,106,200	2,012,600	-0-	234,500

Net Deferred Income Tax Benefit	$3,086,100	$2,002,500	$-0-	$232,400

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

Under FASB 109, a deferred tax assets is to be reduced by a valuation allowance, when based on the weight of available evidence, it is more likely than not that some portion or all the of the deferred tax assets will not be realized. The opinion indicates that both positive and negative evidence needs to be considered. The Company believes that there is more positive than negative evidence that support the position that the deferred tax assets will be realized and, therefore, no valuation reserves have been established

Note I. Supplemental Cash Flow Disclosures

Interest received and paid, income taxes paid and non-cash transactions incurred during the years ended December 31, 2005 and 2004 and the periods October 31 and December 31, 2003 were as follows:

			Predecessor For period from Jan 1 – Oct 31	Successor For period from Nov 1 – Dec 31
	2005	2004	2003	2003
Interest Received	$155,211	$-0-	$-0-	$-0-

Interest Paid	$53,766	$260,594	$188,606	$24,653

Income Taxes	$-0-	$-0-	$-0-	$-0-

Non-Cash Transactions:
Interest Expense Added to Principal Debt	-0-	1,075,456	-0-	199,945
Conversion of Debt to Stock	7,175,401	-0-	-0-	-0-

Capitalization of Machines from Inventory	$527,239	$-0-	$-0-	$-0-

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note J. Operating Leases

The Company leases its facility under an operating lease with an entity under common ownership. Monthly payments under the lease are $21,815. The lease expires September 1, 2007. Total rent expense related to this lease was $261,780, $ 261,780, $218,150, and $43,630 for the years ended December 31, 2005, 2004, 2003 (Predecessor), and 2003 (Successor), respectively.

The Company leases certain equipment under an operating lease with an entity under common ownership. Monthly payments under the lease are $4,663. The lease expired May 31, 2005. Total rent expense related to this lease was $23,315, $55,962, $46,630, and $9,326 for the years ended December 31, 2005, 2004, 2003 (Predecessor), and 2003 (Successor), respectively.

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and Periods ended October 31 and December 31, 2003

Note J. Operating Leases—(Continued)

The Company leases a vehicle with monthly payments of $422 per month, expiring in May 2006. Total rent expense under all equipment and vehicle leases was $ 37,901, $81,344, $76,202 and $13,856 for the years ended December 31, 2005, 2004, 2003 (Predecessor), and 2003 (Successor), respectively.

Future Minimum Lease Payments are:

2006	$284,043
2007	186,497
2008	10,979
2009	-0-
2010	-0-

$481,519

Note K. Related Party Transactions

As mentioned in Note J, the Company leases its facility and certain equipment from an entity owned by a shareholder. Rent paid under these leases totaled $285,101, $317,742, $264,780 and $52,956 for each of the years ended December 31, 2005 and 2004, and the periods ended October 31 and December 31, 2003, respectively.

As mentioned in Note G, the Company had a note payable to a shareholder. This note was converted to stock in February 2005. No interest was paid for the years ended December 31, 2005, 2004, and 2003. The principal balance was increased by $1,275,402 and $199,943, the amount of accrued and unpaid interest due in 2004 and 2003 (Successor), respectively.

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

Note M. 401K Profit Sharing Plan

The Company sponsors a 401K profit sharing plan that covers all employees of the Company. The plan allows eligible employees to withhold amounts from their pay on a pre-tax basis and invest in self directed investment accounts. The Company has no obligation to make any contributions to the plan; however, they currently match employee contributions up to a maximum of $2,000 per employee.

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The Company had additional expenses related to its initial public offering of $985,436, which includes accounting, legal and printing costs. The Company’s net cash proceeds after fees and expenses were $15,057,064.

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

Note Q. Segment Information

The Company is domiciled and has a single production facility in the United States. The Company attributes revenue to different geographic areas based on the location of the installation of the equipment sold. Revenues for the years ended December 31, 2005, 2004, and 2003 are as follows:

	(in million of dollars)
	2005	2004	2003
United States	$2.5	$6.4	$8.2
Korea	2.5	0.3	—
Mexico	1.2	1.2	0.2
Brazil	1.4	—	—

	$7.6	$7.9	$8.4

The 2003 figures include the ten months ended October 31, 2003 of the Predecessor and the two months ended December 31, 2003 of the Successor.

Due to the nature of the Company’s business, the Company’s sales are concentrated with a small number of customers representing more than 10% of the total revenues. In 2005, the Company had 5 customers with revenues that exceeded 10% of total revenues. The percents for each of the five customers are 19.3%, 18.5%, 17.3%, 13.7% and 12.7%. In 2004, the Company had 3 customers with revenues that exceeded 10% of total revenues. The percents for each of the three customers are 35.7%, 24.4% and 16.8%. In 2003, the Company had 3 customers with revenues that exceeded 10% of total revenues. The percents for each of the three customers are 44.6%, 19.8% and 16.7%.

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note R. Acquisition of JCJ International, Inc. (fka Veri-Tek International Corporation)

On October 31, 2003, the Company completed the acquisition of substantially all of the assets of JCJ for $6 million in cash and the assumption of certain liabilities in order to obtain the rights and ability to utilize the technologies developed by JCJ. It was determined through the Company’s due diligence process that with the exception of patents, the book value of the assets acquired and liabilities assumed approximated the fair market value, except patents whose fair value was calculated using discounted cash flow analysis. The Company estimated the value of patents based on the discounted estimated future cash flows at the date of acquisition from patents acquired. The Company does not believe that trademarks or customer relationships are separable or the result of contractual relationships as defined in FAS 141 and but not allocated any purchase price to them. The following details the fair values assigned at November 1, 2003 to the Company’s assets and liabilities in connection with the acquisition.

Fair Value of the Opening Balance Sheet at November 1, 2003 (in thousands):

Assets:
Accounts Receivable	$116
Cost Estimated Earnings in Excess of Billings	5,362
Inventory	432
Prepaid Expenses	157

Total Current Assets	6,067
Patents	4,696
Property, plant and equipment	129
Other assets	43

Total Assets	$10,935

Liabilities:
Current Liabilities, assumed	4,935

Total liabilities	$4,935

Note S. Changes in Classification

Changes in the classification of expenses in the financial statements for the periods November 1, 2003 to December 31, 2003 and January 1, 2003 through October 31, 2003 have been made to enhance comparability with current financial statements. These changes reclassify leased employee expense, payroll taxes and employee benefits from manufacturing expenses to direct cost of sales.

Note T. Unaudited Quarterly Financial Data

Summarized quarterly financial data for 2005 and 2004 are as follows (in thousands, except per share amounts).

	2005				2004
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net Sales	$1,059	$1,142	$3,522	$1,918	$2,750	$2,117	$1,650	$1,412
Gross Profit	(296)	158	726	(352)	1,075	656	(252)	(10)
Net Loss	(811)	(473)	(63)	(906)	(268)	(452)	(897)	(1,837)
Loss per share
Basic and diluted	($0.30)	($0.10)	($0.01)	$(0.21)	($0.33)	($0.56)	($1.12)	$(2.28)

See accompanying accountants’ audit report.

SUPPLEMENTAL INFORMATION

VERI-TEK INTERNATIONAL CORP.

SCHEDULE OF MANUFACTURING EXPENSES

For the Years Ended December 31, 2005, 2004 and Periods ended October 31 and December 31, 2003

			Period from November 1, 2003 through December 31, 2003	Period from January 1, 2003 through October 31, 2003
	2005	2004
401(k) Employer Contribution	$52,766	$56,616	$551	$38,855
Perishable Tools and Supplies	86,167	68,761	7,898	24,931
Shipping	103,894	49,967	5,854	28,642
Depreciation and Amortization	341,095	316,283	50,193	30,877
Insurance Workers’ Compensation	28,506	20,985	-0-	22,566
Materials - Indirect	96,504	-0-	-0-	1,085
Rent Expense – Building	191,722	174,522	29,087	145,435
Rent Expense – Machinery and Equipment	28,307	55,956	9,326	46,630
Repairs and Maintenance	27,431	30,187	3,207	19,180
Taxes – Property	38,937	41,538	6,350	331,871
Travel Expenses	-0-	21,838	-0-	-0-
Utilities	27,138	47,798	3,539	17,791

Manufacturing Expenses	$1,022,467	$884,451	$116,005	$407,863

See accompanying accountants’ audit report.

VERI-TEK INTERNATIONAL CORP.

SCHEDULE OF GENERAL AND ADMINISTRATIVE EXPENSES

For the Years Ended December 31, 2005, 2004 and the Periods Ended October 31 and December 31, 2003

			Period from November 1, 2003 through December 31, 2003	Period from January 1, 2003 through October 31, 2003
	2005	2004
Administrative Wages	$1,435,590	$1,074,953	$12,510	$498,348
Advertising and Promotion	66,130	-0-	250	13,874
Amortization	22,977	-0-	-0-	-0-
Automobile Expense	117,897	63,143	8,707	76,903
Bad Debt Expense	44,709	7,649	-0-	98,024
Bank Fees	12,322	23,821	1,374	2,227
Board of Directors	30,000	-0-	-0-	-0-
Commissions	74,464	319,571	-0-	181,460
Computer Supplies	26,906	18,817	2,649	8,733
Consulting Fees	-0-	-0-	-0-	1,080
Contributions	-0-	3,320	-0-	-0-
Depreciation	84,668	44,312	3,719	28,429
Dues and Subscriptions	22,435	9,127	254	862
Education	1,269	1,269	-0-	1,359
401(k) Employer Contribution	21,076	11,311	-0-	11,787
Insurance – General	63,341	48,951	6,994	22,639
Insurance – Employees Health	125,381	101,696	-0-	60,529
Insurance – Workers’ Compensation	3,167	2,332	-0-	2,541
Leased Employee Expense	-0-	-0-	204,044	-0-
Meals and Entertainment	72,671	32,742	3,534	12,534
Miscellaneous	1,906	4,301	378	3,568
Moving Expense	25,221	-0-	-0-	-0-
Office Supplies	38,994	28,730	9,165	22,716
Outside Services	590	7,287	-0-	-0-
Penalties	-0-	-0-	-0-	1,416
Postage	1,461	1,571	70	1,618
Professional Fees	136,302	72,125	25,788	12,265
Recruiting Expense	46,747	-0-	-0-	-0-
Rent Expense	87,264	87,264	14,544	72,720
Repairs and Maintenance	2,930	4,936	694	3,662
Stock Transfer Fees	11,274	-0-	-0-	-0-
Taxes – Payroll	96,919	74,625	-0-	58,489
Taxes – Property	12,978	13,846	2,117	9,168
Taxes- Single Business	22,401	-0-	-0-	89,829
Telephone	66,795	33,164	5,303	24,209
Trade Shows	-0-	-0-	1,594	7,488
Travel Expense	248,859	130,401	21,493	266,990
Unrealized Loss on Cost in Excess of Billings	168,582	1,565,000	-0-	-0-
Utilities	18,175	750	-0-	12,924

Total Selling, General and Administrative Expenses	$3,212,401	$3,785,745	$325,181	$1,608,391

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

See Index to Financial Statements on page 28.

(2)	Supplemental Schedules

None.

All schedules have been omitted because the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Exhibit
2.1	Asset Purchase Agreement by and among Quantum-Veritek, Inc., Veri-Tek International, Corp. and James Juranitch, dated October 15, 2003 (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed on September 3, 2004 (Registration No. 333-11830)).

3.1	Articles of Incorporation of Veri-Tek International, Corp., as amended (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on September 3, 2004 (Registration No. 333-11830)).

3.2	Amended and Restated Bylaws of Veri-Tek International, Corp. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on September 3, 2004 (Registration No. 333-11830)).

4.1	Specimen Common Stock certificate of Veri-Tek International, Corp. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (Amendment No. 4) filed on December 15, 2004 (Registration No. 333-11830)).

4.2	2004 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed on September 3, 2004 (Registration No. 333-11830)).

10.1	Assignment and Assumption of Lease among Veri-Tek International, Corp., Quantum-Veritek, Inc. and Pontiac Trail, LLC dated October 31, 2003 (Lease Agreement attached as Exhibit A thereto) (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (Amendment No. 1) filed on November 12, 2004 (Registration No. 333-11830)).

10.2	Assignment and Assumption of Equipment Lease among Veri-Tek International, Corp., Quantum-Veritek, Inc. and Pontiac Trail, LLC dated October 31, 2003 (Equipment Lease attached as Exhibit A thereto) (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (Amendment No. 1) filed on November 12, 2004 (Registration No. 333-11830)).

10.3	Employment Agreement between Quantum-Veritek, Inc. and James Juranitch dated October 31, 2003, as amended by Amendment No. 1 thereto dated October 10, 2004 (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (Amendment No. 2) filed on December 1, 2004 (Registration No. 333-11830)).

10.4	Promissory Note of Veri-Tek International Corp., in of favor Comerica Bank dated October 28, 2004 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (Amendment No. 1) filed on November 12, 2004 (Registration No. 333-11830)).

10.5	Loan Agreement by and between Comerica Bank and Veri-Tek International, Corp. dated November 19, 2004 (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (Amendment No. 2) filed on December 1, 2004 (Registration No. 333-11830)).

10.6	Settlement Agreement and Complete and Permanent Release, between David V. Harper and Veri-Tek International, Corp. dated November 2, 2005 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on November 5, 2005).

10.7	Settlement Agreement and Complete and Permanent Release, between Todd Antenucci and Veri-Tek International, Corp. dated March 10, 2006 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on March 14, 2006).

23.1	Consent of Freedman & Goldberg CPAs, P.C.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: May 16, 2007

VERI-TEK INTERNATIONAL, CORP.

By:	/s/ DAVID J. LANGEVIN
David J. Langevin, Chairman and Chief Executive Officer (Principal Executive Officer)