Form 10-Q/A
period 2006-09-30
Veri-Tek International, Corp.
filed 2007-05-16
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

On November 14, 2006, the Company filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the “Original Filing”). After a review of the Company’s financial statements in connection with the registration statement on Form S-3 filed by the Company on December 21, 2006, the Securities and Exchange Commission (“SEC”) requested that certain changes be made to the Original Filing. Therefore, the Company is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to reflect the Company’s changes to the Original Filing in response to certain SEC comments.

Amendment No. 1 reflects the following changes in response to the SEC’s comments: (1) the Company has provided additional disclosure to Note 2 – “Basis of Presentation” and Note 13 – “Transactions Between the Company and Related Parties” to its financial statements to provide information regarding the Company’s accounting policy with respect to the sale-leaseback of its Georgetown, Texas facility and certain deferred gain; (2) the Company has revised its statement of cash flows to remove the effects of the $1.1 million promissory note to the former members of Quantum Value Management, LLC and common stock valued at $0.9 million and has expanded Note 3 – “Acquisition” to its financial statements to disclose that the note and common stock issued in connection with the acquisition are non-cash items that affect the Company’s investing and financing activities; (3) the Company has revised its disclosure regarding warranty liability under Note 2 – “Accrued Warranties” and has included a tabular reconciliation of change in warranty accrual since the beginning of the year; (4) the Company has revised its disclosure regarding the impairment of long-lived assets and goodwill in Note 2 and Note 11 to the financial statements to comply with SFAS 142 and SFAS 144; (5) the Company has revised its disclosure in Note 3 – “Acquisition” to its financial statements to disclose how it determined the value of its common stock issued in connection with the acquisition of Quantum Value Management, LLC; (6) the Company has revised the certifications of its principal executive officer and its principal financial officer as required by Exchange Act Rule 13a-14(a) as well as the references to those certifications in the exhibit index; (7) the Company has revised its diluted earnings per share calculations in its statement of income, Note 3 – “Acquisition” to its financial statements, and Note 5 – “Net Income (Loss) Per Share” to its financial statements to exclude the impact of potential conversion of its subordinated convertible debt; and (8) the Company has revised its exhibit index so that the items previously listed as exhibits 99(i) and 99(ii) are now listed as exhibits 10.1 and 10.2 to comply with applicable SEC rules and regulations.

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

VERI-TEK INTERNATIONAL CORP. AND SUBSIDIARIES

FORM 10-Q INDEX

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

Balance Sheets as of September 30, 2006 and December 31, 2005 (unaudited)

Statements of Income (unaudited) for the Three Month and Nine Month Periods Ended September 30, 2006 and 2005

Statements of Cash Flows (unaudited) for the Nine Month Periods Ended September 30, 2006 and 2005

Notes to Financial Statements (unaudited)

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4:	DISCLOSURE CONTROLS AND PROCEDURES

PART II: OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

Item 1a: Risk Factors

ITEM 2:	CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5:	OTHER INFORMATION

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K

Veri-Tek International Corp. and Subsidiaries

Condensed Consolidating Balance Sheet

(Dollars in thousands, except for per share amounts)

	September 30, 2006	December 31, 2005

	(unaudited)
ASSETS
Current Assets
Cash	$36	$2,025
Trade Receivables (Net)	12,255	1,837
Receivables from Related Parties	4,842	—
Other Receivables	—	2
Cost and Estimated Earnings in Excess of Billings (Net)	421	2,461
Inventory (Net)	10,032	1,162
Deferred Tax Asset	1,005	—
Prepaid Expenses & Other	562	136

Total Current Assets	29,153	7,623
Total Fixed Assets (Net)	8,134	2,085
Tradename	1,009	—
Deferred Tax Asset	4,271	3,106
Patents & Drawings (Net)	6,180	4,212
Goodwill	24,774	—
Other Assets	—	201

Total Assets	$73,521	$17,227

LIABILITIES
Current Liabilities
Line of Credit	$13,316	—
Note Payable - Short-term	20,000	—
Current Portion of Capital Lease Obligations	365	—
Trade Payables	9,917	767
Accrued Expenses	3,794	269
Progress & Customer Deposit	130	—

Total Current Liabilities	47,522	1,036

Long-Term Liabilities
Deferred Tax Liabilities	—	20
Capital Lease Obligations	4,785	—
Note Payable	1,072	—
Deferred Gain on Sale of Building	4,405	—

Total Long Term Liabilities	10,262	20

Total Liabilities	57,784	1,056

Stockholders’ Equity
Common Stock - no par value, 20,000,000 shares authorized	23,248	22,332
Issued and outstanding 5,109,875 and 4,875,000 at September 30, 2006 and December 31, 2005, respectively.	23,248	22,332
Retained Earnings	(7,511)	(6,161)

Total Equity	15,737	16,171

Total Liabilities & Equity	$73,521	$17,227

The accompanying financial statements are an integral part of these financial statements.

Veri-Tek International Corp. and Subsidiaries

Statement of Income

(Dollars in thousands, except for per share amounts) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30	September 30,	September 30,	September 30,

	2006	2005	2006	2005

Sales	$20,658	$3,522	$24,571	$5,723

Cost of Sales	18,355	2,796	22,299	5,135

Gross Profit (Loss)	2,303	726	2,272	588

Research and Development Costs	103	68	104	432

Selling, General and Administrative Expenses	1,950	793	3,138	2,220

Income (Loss) from Operations	250	(135)	(970)	(2,064)

Other Income (Expense)
Interest Income	6	55	36	118
Interest (Expense)	(1,033)	—	(1,033)	(54)

Total Other Income (Expense)	(1,027)	55	(997)	64

Income (Loss) Before Income Taxes	(777)	(80)	(1,967)	(2,000)
Income Tax (Benefit)	(211)	(17)	(617)	(651)

Net (Loss)	$(566)	(63)	(1,350)	(1,349)

Earnings Per Share
Basic and Diluted	$(0.11)	$(0.01)	$(0.27)	$(0.32)

Weighted Average Common Shares
Basic and Diluted	5,104,769	4,875,000	4,952,431	4,168,456

The accompanying financial statements are an integral part of these financial statements.

VERI-TEK INTERNATIONAL, CORP.

STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2005
Cash Flows From Operating Activities:
Net Income (Loss)	$(1,350)	$(1,349)
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	442	321
Bad Debt Expense	8	—
Deferred Income Taxes	466	(651)
Inventory Reserves	13
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(208)	914
(Increase) Decrease in Accounts Receivable—Related Party	149	—
(Increase) Decrease in Costs and Estimated Earnings in Excess of Billings	2,040	(715)
(Increase) Decrease in Inventory	1,305	(338)
(Increase) Decrease in Prepaid Expenses	(426)	406
(Increase) Decrease in Other Assets	201	—
(Increase) Decrease Customer Deposits	130	(4)
Increase (Decrease) in Accounts Payable	(1,080)	282
Increase (Decrease) in Deferred Revenue	—	(154)
Increase (Decrease) in Accrued Expenses	97	(263)

Net Cash Provided (Used) For Operating Activities	1,787	(1,551)

Cash Flows From Investing Activities
Purchase of Property and Equipment	(431)	(1,048)
Acquisition of Business, Net of Cash Acquired	(10)
Investment in Patents & Drawings	(117)	(61)
Investment in Software	—	(108)

Net Cash Used For Investing Activities	(558)	(1,216)

Cash Flows From Financing Activities
Net borrowings (Repayments) on Revolving Credit Facility	(2,840)	(6,960)
Proceeds from Issuance of Stock	—	15,061
Payment for Loan Fees	—	(46)
Capital Lease Obligations	(378)	—

Net Cash Provided By Financing Activities	(3,218)	8,055

Net Increase (Decrease) in Cash and Cash Equivalents	(1,989)	5,288

Cash and Cash Equivalents—Beginning of Period	2,025	6

Cash and Cash Equivalents—End of Period	$36	$5,294

The accompanying notes are an integral part of these financial statements

VERI-TEK INTERNATIONAL, CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Nature of Operations

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

Accrued Warranties

Effective January, 1, 2006, warranty costs are accrued at the time revenue is recognized. Prior to January 1, 2006 warranty services were expensed in the period in which the services were provide. In 2006, additional charges of approximately $52 were recorded to provide for unasserted warranty claims that existed at December 31, 2005.

The Company records accruals for potential warranty claims based on its claim experience. The Company’s products are typically sold with a warranty covering defects that arise during a fixed period of time. The specific warranty offered is a function of customer expectations and competitive forces.

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

The following table summarizes the changes in product warranty liability:

2006
Balance December 31, 2005	$—
Business Acquired	547
Accrual for warranties issued during the year	439
Warranty Services provided	(416)
Changes in estimates	52

Balance September 30, 2006	$622

Shipping and Handling

The Company records the amount of shipping and handling costs billed to customers as revenue. The cost incurred for shipping and handling is included in the cost of sales.

Sales and Leaseback

In accordance with FASB 13, 66 and 98, the Company has recorded deferred revenue in relationship to the sales and leaseback of one of their operating facilities. As such, the gain on the sale of the land and building has been deferred and is being amortized on a straight line basis over the life of the lease.

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

Impairment of Long-Lived Assets

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

As required by FAS No. 142, “Goodwill and Other Intangibles,” the Company evaluates goodwill for impairment annually in the fourth quarter of the year or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company evaluates goodwill for impairment using the required business valuation method, which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer.

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

On July, 3, 2006, pursuant to the Purchase Agreement, dated as of May 16, 2006 and as amended on July 3, 2006 with Quantum Value Management, LLC (“QVM” or the “Parent”) and all of the members of the Parent (the “Members”), the Company purchased from the Members all the outstanding membership interest of the Parent (the “Acquisition”). The Company acquired Manitex through its acquisition of all the membership interest in the Parent. The aggregate consideration (the “Consideration”) paid in connection with the Acquisition was approximately $2.0 million, which is subject to post-closing working capital adjustments, consisting of (i) 234,875 shares of the Company common stock, and (ii) a Non-Negotiable Subordinated Promissory Note for approximately $1.1 million.

The issuance of $1.1 million negotiable subordinate promissory note and $0.9 million of Common Stock did not result in any actual cash receipts or disbursements; therefore, they are non-cash item. As such, the $2.0 million is not reflected in the Company’s Statement of Cash Flows. However, they are non-cash items that effect both investing and financing activities of the Company.

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

The results of operations for the Acquisition have been included in the accompanying consolidated statement of operations from the date of the Acquisition. The total cost of the Acquisition is as follows (in thousands):

Acquisition Cost:
Promissory note issued by Veri-Tek	$1,072
Veri-Tek common stock (234,875 @$3.90)	916
Direct transaction fees and expenses	11
Cash and cash equivalents received	-1

Total purchase price paid	$1,998
Less non-cash note	(1,072)
Less non-cash common stock	(916)

Net cash paid	$(10)

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

The purchase price has been preliminarily allocated based on management’s estimates as follows (in thousands):

Purchase Price Allocation:
Trade receivables (net)	$10,216
Receivable from related parties	4,991
Inventories	10,188
Prepaid expense	-
Deferred tax assets	2,656
Building and Equipment	5,913
Intangibles	3,102
Goodwill	24,774
Accounts payable	-10,230
Accrued expenses & other current liabilities	-7,298

Federal taxes Payable	-630
Line of credit	-16,156
Note payable	-20,000
Capital Lease Obligations	-5,528
Deferred tax liability

Total purchase price paid	$1,998

The above purchase price allocation is materially different from the one that is in our 8-K/A that was filed on July 10, 2006. Building and equipment is now estimated at $5,913. In the earlier filing, it was estimated at $1,000. The material increase is the result of capitalizing the lease related to the Georgetown facility. Subsequent to the filing of the 8-K/A, it was determined that the lease was required to be capitalized under the provisions of FASB Statement No. 13. Capitalization of the lease results in an increase in building and equipment and a corresponding increase in capital lease obligations.

$2,093 of intangible was assigned to patents and drawings and has a weighted average useful life of 10 years and $1,009 of intangible was assigned the trademarks and has an indefinite life. A history of operating margins and profitability, service and manufacturing base and a leading presence in the lifting equipment industry results in the recognition of goodwill.

The following unaudited pro forma information assumes the Acquisition occurred on January 1, 2005. The unaudited pro forma results have been prepared for informational purposes only and do not purport to represent what the results of operations would have been had the Acquisition occurred as of the date indicated, nor of future results of operations. The unaudited pro forma results for the three and nine months ended September 30, 2006 and 2005 are as follows (in thousand, except per share data)

	Three months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net Sales	$20,658	$18,594	$54,511	$53,609
Net Earnings	$(566)	$(231)	$(2,438)	$(522)
Earnings per share:
Basic and Diluted	$(0.11)	$(0.05)	$(0.49)	$(0.13)

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

Including the contingently convertible debt in the diluted earnings per share calculation is anti-dilutive when there is a loss from continuing operations and is, therefore, excluded from the diluted per share calculation under paragraph 16 of SFAS 128. The effect of applying paragraph 16 of SFAS 128 was to exclude 26,283 shares and 199,863 shares from the diluted earnings per share calculation for the nine months ended September 30, 2005 and 2004.

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Net income per share-basic:
Net income	$(566)	$(63)	$(1,350)	$(1,349)
Weighted average shares outstanding – basic and dilutive	5,104,769	4,875,000	4,952,431	4,168,456
Net income per share – basic and diluted	$(0.11)	$(0.01)	$(0.27)	$(0.32)

6.	Business Segment Information

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

7.	Adoption of New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal to require treatment as a current period charge…” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs during the fiscal years beginning after June 15, 2005. The Company adopted the statement on January 1, 2006. The adoption of this statement did not have a material impact on its financial condition, results of operations or cash flows.

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

10.	Goodwill and Intangible Assets.

Included in goodwill and intangible assets on the Company’s consolidated balance sheets are the following (in thousands):

	September 30,	September 30,
	2006	2005	Estimated Life

Goodwill	$24,774	$—
Amortizable intangible assets:
Tradename	1,009	—
Patents & Drawings	6,986	4,777	Various all < 17 yrs
Accumulated Amortization	(806)	(565)

Net intangible assets	7,189	4,212

Total goodwill and intangible assets	$31,963	$4,212

The change in carrying amount of goodwill for 2006 is as follows (in thousands):

	September 30,	September 30,
	2006	2005
Balance at beginning of period	$—	$—
Additional goodwill arising from our QVM acquisition	$24,774	—

Balance at end of period	$24,774	$—

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

Impairment of Long-Lived Assets and Goodwill

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

As required by FAS No. 142, “Goodwill and Other Intangibles,” the Company evaluates goodwill for impairment annually in the fourth quarter of the year or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company evaluates goodwill for impairment using the required business valuation method, which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer.

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

The sale and leaseback transaction resulted in a gain of approximately $4.6 million. Per paragraph 33 of FASB Statement No. 13 “Accounting for Leases”, sales-leaseback transactions are treated as a single financing transaction in which any profit or loss on the sale is deferred and amortized. As such, the gain has been deferred and is being amortized on a straight line basis over the life of the lease. The lease has been classified as a capital lease under the provisions of FASB Statement No. 13. Furthermore, the land and building are treated as a single unit in this transaction because the fair value of the land is less than 25% the total fair value of the leased property at the inception of the lease. The amortization of the deferred gain offsets depreciation expense.

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

The following is a summary of related party transactions: (in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Georgetown Facility 1	201	n.a	201	n.a
Allocation of Insurance Expense 2	24	n.a	24	n.a
Sales to:
Crane & Machinery	43	n.a.	43	n.a.
Total Sales	43	n.a.	43	n.a.
Purchases from:		n.a.
BGI	210	n.a.	210	n.a.
Crane & Machinery	—	n.a.	29	n.a.
Total Purchases	210	n.a.	239	n.a.

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

2 For 2006, GT Distribution, Inc. and its subsidiaries are covered under Manitex’s general, product liability and umbrella insurance policies. In exchange for this coverage, GT Distribution will pay Manitex $139 charge based on GT Distribution’s annual sales. The above table includes a prorated portion covering the amount relating to the period starting from the date of the acquisition.

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

Cost of Sales. Cost of sales increased $17.2 million, or 334%, to $22.3 million for the nine months ended September 30, 2006 from $5.1 million for the same period in 2005. The nine months ended September 30, 2006, includes an additional $0.2 million charge as manufacturing profits, which were capitalized at date of acquisition were expensed in the quarter as beginning inventory was sold. The Company attributes the increase in cost of goods sold to the Manitex acquisition. Without the Manitex acquisition, cost of sales would have been $5.0 million and $5.1 million for the nine months ended September 30, 2006 and 2005, respectively. Cost of sales as percentage of revenues were 110.7% and 89.7% for the nine months ended September 30, 2006 and 2005, respectively. Through June 30, 2006 cost of sales as a percent of sales had decreased to 100.8% from 106.3% for the six month period in 2005. This trend reversed itself in the third quarter 2006, as the Company was not able to reduce fixed costs proportionally with the decrease in sales that occurred during third quarter of 2006.

Gross Margin. Gross margin increased $1.7 million, or 286%, to $2.3 million for the nine month period ended September 30, 2006 from $0.6 million for the same period in 2005. As a percentage of sales, gross margin was 9.2% for the nine month period in 2006 and 10.3% for nine month period in 2005. Gross margin and gross margin percent for nine month period ended September 30, 2006 excluding the effect of the Manitex acquisition is ($0.5) million and (10.7%), respectively. The negative margin is primarily the result of an inability to eliminate fixed cost when there was 82% decrease in revenues for the testing and assembly equipment segment in the third quarter 2006.

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

Operating (Loss). The Company had an operating loss of ($1.0) million and ($2.1) million for the nine months ended September 30, 2006 and 2005, respectively. Operating income excluding the effect of the Manitex acquisition is a loss of ($2.4) million. The larger operating loss for the testing and assembly equipment segment is the result of significant decrease in revenues which was offset but not proportionally by lower cost of sales and selling, general and administrative expenses.

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

The Company used cash in investing activities of $0.6 million for nine months ended September 30, 2006.

In 2006, the Company invested $0.4 million and $0.1 million in equipment and patents, respectively.

Financing activities consumed $3.2 million in cash for the nine months ended September 30, 2006. Cash available from the prior year’s initial public offering was used to reduce the Company’s merged credit facility by $2.8 million. Additionally, capital lease obligations were reduced by $0.4 million.

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

As required by FAS No. 142, “Goodwill and Other Intangibles,” the Company evaluates goodwill for impairment annually in the fourth quarter of the year or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company evaluates goodwill for impairment using the required business valuation method, which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer.

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

Off-Balance Sheet Arrangements

None.

Item 3—Qualitative and Quantitative Disclosures About Market Risk

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

Item 4—Disclosure Controls and Procedures

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

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

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

Item 1a—Risk Factors

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

Item 2—Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

Item 3—Defaults Upon Senior Securities

Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5—Other Information

Not applicable.

Item 6—Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description

10.1	QVM $20 million note to Comerica Bank(1)

10.2	Amendment to QVM $20 million note to Comerica Bank(1)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(d) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(d) of the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Periodic Financial Report pursuant to 18 USC Section 1350, as created by Section 906 of Sarbanes-Oxley Act of 2002.

(1)	Previously filed.

(b) The following reports on Form 8-K were filed during the three month period ended September 30, 2006:

(i)	Report on Form 8-K filed on July 10, 2006 concerning the amendment to the QVM agreement and an employment agreement with David J. Langevin.

(ii)	Report on Form 8-K filed on August 7, 2006 concerning the appointment of Marvin B. Rosenberg to the Board of Directors.

(iii)	Report on Form 8-K filed on August 28, 2006 concerning the dismissal of Freedman & Goldberg, P.C. and the simultaneous appointment of UHY, LLP as the independent account for the Company.

(iv)	Report on Form 8-K filed on September 19, 2006 which provided the financial statements and pro forma financial information required in conjunction with the QVM purchase.

(v)	Report on Form 8-K filed on September 20, 2006 which elaborated on the change in registrant’s certifying accountant.

(vi)	Report on Form 8-K filed on September 27, 2006 which further elaborated on the change in registrant’s certifying accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERI-TEK INTERNATIONAL, CORP.

Dated: May 16, 2007	By:	/s/ David J. Langevin
David J. Langevin,
Chairman and Chief Executive Officer