Form 10-K/A
period 2006-12-31
Veri-Tek International, Corp.
filed 2007-05-17
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

On April 13, 2007, the Company filed its Annual Report on Form 10-K (the “Original Filing”). After a review of the Company’s financial statements in connection with the registration statement on Form S-3 filed by the Company on December 21, 2006, the Securities and Exchange Commission (“SEC”) requested that certain changes be made to the Original Filing. Therefore, the Company is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to add certain exhibits to the Original Filing and to reflect the Company’s changes to the Original Filing in response to certain SEC comments.

Amendment No. 1 reflects the following changes: (1) the Company has removed the discussion of certain non-GAAP financial measures from Part I, Item 1 of the Original Filing; (2) the Company has added information to Part II, Item 9B regarding a loan made by Comerica Bank to Manitex Liftking, ULC; (3) the Company has revised the exhibit index by adding references to the loan documents executed in connection with the loan described in Part II, Item 9B to the exhibit index; and (4) the Company has attached the loan documents executed in connection with the loan described in Part II, Item 9B to Amendment No. 1 as exhibits.

This Amendment No. 1 does not attempt to modify or update any other disclosures set forth in the Original Filing, except as described above. Additionally, this Amendment No. 1 speaks as of the filing date of the Original Filing and does not update or discuss any subsequent Company developments. All information contained in this Amendment No. 1 and the Original Filing is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file with the SEC.

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

Second Amendment to QVM Note

On December 20, 2006, Quantum Value Management, LLC. (“QVM”) entered into a second amendment to that certain Variable Rate-Single Payment Note in the original principal amount of $20 million dated March 10, 2005, as amended on September 11, 2006, whereby the lender, Comerica Bank, agreed to extend the maturity date of the Note from January 2, 2007 to April 1, 2008.

Canadian Credit Facility

On December 29, 2006, Manitex Liftking, ULC (“Manitex Liftking”) entered into a letter agreement with Comerica Bank (the “Letter Agreement”) pertaining to certain loans and other credit which Comerica Bank has made and/or may make available to Manitex Liftking from time to time. The Letter Agreement contains covenants which, among other things, limit the ability of Manitex Liftking to (i) declare or pay dividends; (ii) issue additional stock, or warrants, rights or options relating thereto or securities convertible into any of the foregoing; (iii) create, incur, assume or suffer to exist mortgages, pledges, encumbrances, security interests, liens or charges upon its property or assets; (iv) incur indebtedness; (v) guarantee or become responsible for the obligations of any other person or entity; and (vi) sell, lease, transfer or otherwise dispose of its properties or assets or enter into mergers or consolidations. In addition, the Letter Agreement contains customary events of default, including, but not limited to, payment defaults; material misrepresentations in representations and warranties; covenant defaults; and changes in control.

In connection with the Letter Agreement, on December 29, 2006, Manitex Liftking also entered into a Master Revolving Note for CDN$3,500,000 (the “Note”). Pursuant to the terms of the Note, Manitex Liftking agrees to pay to Comerica Bank the amount of CDN$3,500,000 with interest until maturity or until default at a per annum rate equal to the Canadian Prime Rate (as defined in the Note) from time to time in effect, plus two percent, and after that at a rate equal to the rate of interest otherwise prevailing under the Note plus three percent per annum (but in no event in excess of the maximum rate permitted by law). Accrued interest on the Note is payable on the first day of each month commencing February 1, 2007, until the maturity date (April 1, 2008) when all amounts outstanding under the Note will be due and payable in full. A late payment charge equal to five percent of each late payment may be charged on any payment not received by Comerica Bank within ten calendar days after the payment due date, but acceptance of payment of this charge will not waive any default under the Note.

Also in connection with the Letter Agreement, Manitex Liftking entered into a Security Agreement (the “Security Agreement”) on December 29, 2006. Pursuant to the terms of the Security Agreement, Manitex Liftking granted to Comerica Bank a continuing security interest and lien in certain Collateral (as defined in the Security Agreement) to secure payment when due of all existing and future indebtedness of Manitex Liftking to Comerica Bank.

Finally, on December 29, 2006, in connection with the Letter Agreement, Manitex Liftking entered into an Advance Formula Agreement (the “Advance Formula Agreement”). The Advance Formula Agreement identifies the credit which Comerica Bank may extend to Manitex Liftking as a CDN$3,500,000 line of credit and any extensions, renewals or substitutions thereof, whether in a greater or lesser amount, including any letters of credit issued thereunder (the “Formula Loans”). In addition, under the terms of the Advance Formula Agreement, Manitex Liftking warrants and agrees that its indebtedness to Comerica Bank for the Formula Loans shall never exceed the sum of: (a) eighty percent (80%) of its Eligible Accounts (as defined in the Advance Formula Agreement); plus (b) the lesser of (i) fifty percent (50%) of its Eligible Inventory (as defined in the Advance Formula Agreement), or (ii) Two Million Five Hundred Thousand Canadian Dollars (CDN$2,500,000), in each case less customary exclusions and reserves (the “Advance Formula”). If these limitations are exceeded at any time, Manitex Liftking must immediately pay Comerica Bank sums sufficient to reduce the Formula Loans by the amount of such excess.

Finally, in connection with the Letter Agreement, Manitex, LLC executed a Guaranty on December 29, 2006 pursuant to which Manitex, LLC guarantees to Comerica Bank payment when due of all existing and future indebtedness of Manitex Liftking to Comerica Bank.

PART III

Certain information required by Part III is omitted from this Form 10-K as the Company intends to file with the Commission its definitive Proxy Statement for its 2007 Annual Meeting of Shareholders (the “2007 Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2006.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the headings “Information About the Board of Directors and Corporate Governance” and “Certain Related Person Transactions” and the information under the principal heading “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in our 2007 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the heading “Audit Fees and All Other Fees” in our 2007 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this Report:

(1)	Financial Statements

See Index to Financial Statements on page 39.

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

Dated: May 17, 2007

VERI-TEK INTERNATIONAL, CORP.

By:	/S/ DAVID H. GRANSEE
David H. Gransee Vice President, Chief Financial Officer
(On behalf of the Registrant and as Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.		Description

2.1		Asset Purchase Agreement by and among Quantum-Veri-Tek, Inc., Veri-Tek International, Corp. and James Juranitch, dated October 15, 2003 (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed on September 3, 2004 (Registration No. 333-11830)).

2.2		Purchase Agreement, dated May 16, 2006, among the Company, Quantum Value Management, LLC and the members of Quantum Management Partners, LLC. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on May 19, 2006).

2.3		First Amendment to Purchase Agreement, effective July 3, 2006, among the Company, Quantum Value Management, LLC and the members of Quantum Value Management, LLC (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on July 10, 2006).

2.4		Purchase Agreement, dated October 19, 2006, among the Company, Quantum Value Management, LLC and the members of Quantum Management Partners, LLC (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on October 23, 2006).

3.1		Articles of Incorporation of Veri-Tek International, Corp., as amended (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on September 3, 2004 (Registration No. 333-11830)).

3.2		Amended and Restated Bylaws of Veri-Tek International, Corp. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on September 3, 2004 (Registration No. 33311830)).

4.1		Specimen Common Stock certificate of Veri-Tek International, Corp. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (Amendment No. 4) filed on December 15, 2004 (Registration No. 333-11830)).

4.2	*	2004 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed on September 3, 2004 (Registration No. 333-11830)).

10.1		Assignment and Assumption of Lease among Veri-Tek International, Corp., Quantum-Veritek, Inc. and Pontiac Trail, LLC dated October 31, 2003 (Lease Agreement attached as Exhibit A thereto) (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (Amendment No. 1) filed on November 12, 2004 (Registration No. 333-11830)).

10.2		Assignment and Assumption of Equipment Lease among Veri-Tek International, Corp., Quantum-Veritek, Inc. and Pontiac Trail, LLC dated October 31, 2003 (Equipment Lease attached as Exhibit A thereto) (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (Amendment No. 1) filed on November 12, 2004 (Registration No. 333-11830)).

10.3	*	Employment Agreement between Quantum-Veritek, Inc. and James Juranitch dated October 31, 2003, as amended by Amendment No. 1 thereto dated October 10, 2004 (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (Amendment No. 2) filed on December 1, 2004 (Registration No. 333-11830)).

10.4		Promissory Note of Veri-Tek International Corp., in of favor Comerica Bank dated October 28, 2004 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (Amendment No. 1) filed on November 12, 2004 (Registration No. 333-11830)).

10.5		Loan Agreement by and between Comerica Bank and Veri-Tek International, Corp. dated November 19, 2004 (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (Amendment No. 2) filed on December 1, 2004 (Registration No. 333-11830)).

Exhibit No.		Description

10.6		Settlement Agreement and Complete and Permanent Release, between David V. Harper and Veri-Tek International, Corp. dated November 2, 2005 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on November 5, 2005).

10.7		Settlement Agreement and Complete and Permanent Release, between Todd Antenucci and Veri-Tek International, Corp. dated March 10, 2006 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on March 14, 2006).

10.8	*	Employment Agreement, effective July 3, 2006, between the Company and David J. Langevin (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 10, 2006).

10.9		Demand Promissory Note, dated May 31, 2006, by Crane & Machinery, Inc. to the Company (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 10, 2006).

10.10		Non-Negotiable Subordinated Promissory Note, dated July 3, 2006, by the Company to Michael C. Azar, solely as escrow agent for, on behalf of and for further distribution to the members of Quantum Value Management, LLC (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on July 10, 2006).

10.11	*	Employment Agreement between Veri-Tek International, Corp. and David H. Gransee dated October 6, 2006 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on October 12, 2006).

10.12		Securities Purchase Agreement, dated as of November 3, 2006, between the Company and the investors identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 16, 2006).

10.13		Form of Series A Warrant dated November 15, 2006 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on November 16, 2006).

10.14		Form of Series B Warrant dated November 15, 2006 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on November 16, 2006).

10.15		Registration Rights Agreement, dated as of November 3, 2006, between the Company and the investors identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on November 16, 2006).

10.16		Form of Warrant dated November 15, 2006 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on November 16, 2006).

10.17		QVM $20 million Note to Comerica Bank (incorporated by reference to Exhibit 99(i) to the Quarterly Report on Form 10-Q filed on November 14, 2006).

10.18		Amendment to QVM $20 million Note to Comerica Bank (incorporated by reference to Exhibit 99(ii) to the Quarterly Report on Form 10-Q filed November 14, 2006).

10.19		Amendment No. 2 to QVM $20 million Note to Comerica Bank, dated December 20, 2006 (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed on April 13, 2007).

10.20		Amended and Restated Credit Agreement by and between Quantum Construction Equipment, LLC, Quantum Equipment, LLC, Manitowoc Boom Trucks, Inc. and Comerica Bank, dated December 15, 2003, as amended (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed on April 13, 2007).

10.21		Lease dated April 17, 2006 between Krislee-Texas, LLC and Manitex, Inc. for facility located in Georgetown, Texas (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed on April 13, 2007).

Exhibit No.		Description

10.22		Lease dated December 1, 2006 between Aldrovandi Equipment Limited and Manitex Liftking, ULC for facility located in Woodbridge, Ontario (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed on April 13, 2007).

10.23		Second Amended and Restated Credit Agreement, dated April 11, 2007, by and between Veri-Tek International, Corp., Manitex, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 15, 2007).

10.24		Revolving Credit Note for $16,500,000, dated April 11, 2007, payable to Comerica Bank by Manitex, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 15, 2007).

10.25	(1)	Letter Agreement between Manitex Liftking, ULC and Comerica Bank dated December 29, 2006.

10.26	(1)	Master Revolving Note dated as of December 29, 2006 between Manitex Liftking, ULC and Comerica Bank.

10.27	(1)	Security Agreement, dated December 29, 2006, between Manitex Liftking, ULC and Comerica Bank.

10.28	(1)	Guaranty executed by Manitex, LLC on December 29, 2006, guaranteeing the loan from Comerica Bank to Manitex Liftking, ULC.

10.29	(1)	Advance Formula Agreement made by Manitex Liftking, ULC in favor of Comerica Bank dated as of December 29, 2006.

21.1		Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed on April 13, 2007)

23.1	(1)	Consent of Freedman & Goldberg, CPAs, PC

23.2	(1)	Consent of UHY LLP

31.1	(1)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	(1)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	(1)	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
(1)	Filed herewith.