Form 10-Q/A
period 2007-03-31
Veri-Tek International, Corp.
filed 2007-06-01
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

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

EXPLANATORY NOTE

On May 15, 2007, the Company filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the “Original Filing”). As a result of a review of the Company’s financial statements by the Securities and Exchange Commission (“SEC”) in connection with the registration statement on Form S-3 filed by the Company on December 21, 2006, the Company determined that certain changes should be made to the Original Filing. Therefore, the Company is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to reflect the Company’s changes to the Original Filing in response to certain SEC comments.

Amendment No. 1 reflects the following changes in response to the SEC’s comments: (1) the Company has revised its statement of cash flows to begin with net loss and corresponding changes have been made to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (under the “Liquidity” subheading); (2) the Company has revised Note 15 to its consolidated financial statements to further address the reduction of its receivable from GT Distribution; (3) the Company has revised Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to remove the non-GAAP discussion of pro forma unaudited results for the three months ended March 31, 2006; (4) the Company has revised Note 4 to its consolidated financial statements to further discuss the presentation of its Testing and Assembly Equipment segment as a discontinued operation; and (5) the Company has revised the signature page and the certifications attached to Amendment No. 1 as exhibits.

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

VERI-TEK INTERNATIONAL CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2007	2006
	Unaudited	Unaudited and Restated
Cash flows from operating activities:
Net loss	$(1,029)	$(370)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	571	6
Provisions for allowances for doubtful accounts	(43)	—
Loss on disposal of assets	4	—
Deferred income taxes	—	(179)
Inventory reserves	303
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(587)
(Increase) decrease in inventory	(1,330)	—
(Increase) decrease in prepaid expenses	(77)	—
Increase (decrease) in accounts payable	(1,501)	—
Increase (decrease) in accrued expense	462	—
Increase (decrease) in other current liabilities	(289)	—
Discontinued operations - cash provided (used) by operating activities	378	(300)

Net cash used for operating activities	(3,138)	(843)
Cash flows from investing activities:
Discontinued operations - cash used by investing activities	—	(292)

Net cash used for investing activities	—	(292)
Cash flows from financing activities:
Borrowing on revolving credit facility	3,030	—
Capital lease obligations	(86)	—

Net cash provided by financing activities	2,944	—
Effect of exchange rate change on cash	(1)	—
Net decrease in cash and cash equivalents	(194)	(1,135)
Cash and cash equivalents at the beginning of the year	615	2,025

Cash and cash equivalents at end of year	$420	$890

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

4. Discontinued Operations

Against the background of the operating losses generated in recent history by the Testing & Assembly Equipment segment operations based at Wixom, Michigan, the Company conducted a strategic review of these operations, which included the review and consideration of a disposal plan. On March 29, 2007, our Board of Directors approved a plan to sell our Testing & Assembly Equipment segment’s operating assets including its inventory, machinery and equipment and patents. Such disposal plan provides for the complete cessation of our Testing & Assembly Equipment segment with no continuing involvement in such operations following the date of sale. After such disposition, the Company’s Testing and Assembly Equipment segment will no longer have any employees, operations or cash flows to be included in ongoing operations. The Company expects that the final sale of the assets will be completed during the third quarter of 2007 and, in any event, within one year from the Board’s adoption of the disposal plan. As a result, our Testing & Assembly Equipment segment has been accounted for as a discontinued operation starting with the first quarter of 2007 until its disposition.

In December 2006, the Company recorded an impairment charge of $6,632 relating to the carrying value of the segment’s long lived assets and its inventory. In the three months ended March 31, 2007, the Company recorded a net loss for the segment of $732 and additionally, a loss expected on final closure of $366.

The following table sets forth the detail of the net loss from discontinued operations for the three months ended March 31, 2007:

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

The receivable from GT Distribution was reduced from $4,722 to $4,144 during the quarter ended March 31, 2007, a decrease of $578. During the quarter ended March 31, 2007, GT Distribution sold inventory to the Company. During the first quarter of 2007, it was agreed that the payable for certain inventory totaling $462 sold to the Company in the first quarter of 2007 and which is still inventory at March 31, 2007 would be offset against the receivable the Company has from GT Distribution. Additionally, a payable in the amount of $116 that the Company had to GT Distribution was offset against the receivable the Company had from GT Distribution. The Statement of Cash Flow excludes the $578 decrease in the related party receivable, the $462 increase in inventory and the $116 decrease in accounts payable as these items are non-cash transactions.

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

The following discussion considers:

•	Net loss for the three month period ended March 31, 2007;

•	Results of the continuing operations of our Lifting Equipment segment for the three month period ended March 31, 2007; and

•	Results of the discontinued operations of the Testing & Assembly Equipment segment for the three month period ended March 31, 2007.

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

The Company expects that the final sale of the assets of the segment will be completed during the third quarter of 2007.

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

2007

Operating activities consumed cash of $3.1 million for the quarter ended March 31, 2007. A net loss of $1.0 million and a change in assets and liabilities, which consumed $2.9 million, was partially offset by non-cash items that totaled $0.8 million. An increase of $1.8 million in inventory, a decrease of $1.6 million in accounts payable was offset by a change in assets and liabilities of discontinued operations that generated $0.4 million. Inventory increased in anticipation of increased sales. The change in assets and liabilities of discontinued operations is primarily accounted for by a $0.4 million increase in an accrual established in the quarter for costs related to sales of the discontinued operation. Non-cash items are principally comprised of $0.6 million of amortization and depreciation and a $0.3 million increase in inventory reserves.

Financing activities contributed $2.9 million in cash for the quarter ended March 31, 2007. An increase of $3.0 million in borrowings under the Company’s credit facilities off set by $0.1 million decrease in capital lease obligations account for the change.

2006

In the quarter ended March 31, 2006, the Company consumed $1.1 million of cash.

Operating activities consumed cash of $0.8 million for the quarter ended March 31, 2006 which is comprised of $0.4 million net loss, a $0.2 increase in deferred taxes, a non-cash item, and a consumption of $0.3 million of cash by discontinued operations.

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

Item 1A -	Risk Factors

The Company’s critical risk factors can be referenced in the most recent 10-K filed with the SEC. No material changes in risk factors have occurred.

Item 2 -	Unregistered Sale of Equity Securities and Use of Proceeds.

Not applicable.

Item 3 -	Defaults Upon Senior Securities

Not applicable.

Item 4:	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5 -	Other Information

Not applicable.

Item 6 -	Exhibits

(a) Exhibits

Exhibit No.	Description
10.1(1)	Second Amended and Restated Credit Agreement, dated April 11, 2007, by and between Veri-Tek International, Corp., Manitex, Inc. and Comerica Bank.

10.2(1)	Revolving Credit Note for $16,500,000, dated April 11, 2007, payable to Comerica Bank by Manitex, Inc.

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(d) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(d) of the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Periodic Financial Report pursuant to 18 USC Section 1350, as created by Section 906 of Sarbanes-Oxley Act of 2002.

(1)	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERI-TEK INTERNATIONAL, CORP.

Dated: June 1, 2007	By:	/s/ David H. Gransee
David H. Gransee,
VP, Chief Financial Officer
(Principal Financial and Accounting Officer)