Form 10-Q
period 2007-06-30
Veri-Tek International, Corp.
filed 2007-08-14
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of the registrant’s common stock, no par value, outstanding as of July 30, 2007 was 8,303,875.

VERI-TEK INTERNATIONAL, CORP.

FORM 10-Q INDEX

Part 1 – FINANCIAL INFORMATION

Item 1 -     Financial Statements

Veri-Tek International Corp. and Subsidiaries

Condensed Consolidated Balance Sheet

(In thousands, except for per share amounts)

	June 30, 2007	December 31, 2006
	(unaudited)	(restated)
ASSETS
Current Assets
Cash	$239	$615
Trade receivables-net	18,020	14,137
Receivables from related parties	1,242	1,744
Other receivables	84	—
Inventory (net)	15,804	16,830
Deferred income tax assets	893	893
Prepaid expenses and other	602	465
Assets held for sale	1,099	1,430

Total current assets	37,983	36,114
Total fixed assets (net)	5,844	6,117
Receivables from related parties	2,978	2,978
Intangible assets (net)	19,827	21,283
Deferred income tax assets	3,747	3,747
Goodwill	13,390	13,305
Assets held for sale	315	300

Total assets	$84,084	$83,844

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$752	$515
Current portion of capital lease obligations	317	356
Accounts payable	12,223	14,181
Accrued expenses	3,572	2,965
Other current liabilities	544	732
Liabilities held for sale	417	572

Total current liabilities	17,825	19,321
Long-Term Liabilities
Line of credits	16,558	14,121
Deferred income tax liabilities	4,640	4,640
Notes payable	16,131	17,303
Capital lease obligations	4,546	4,685
Deferred gain on sale of building	4,120	4,310
Other long term liabilities	85	—

Total long term liabilities	46,080	45,059

Total liabilities	63,905	64,380

Minority interest	1,024	1,024
Shareholders’ Equity
Common stock – no par value, Authorized 20,000,000 shares authorized; issued and outstanding 8,057,875 and 7,859,875 at June 30, 2007 and December 31, 2006, respectively	32,435	31,274
Warrants	1,978	2,272
Retained earnings	(15,738)	(15,050)
Accumulated other comprehensive income (loss)	523	(56)

Subtotal	19,198	18,440
Less: Unearned Stock Based Compensation	(43)	—
Total Shareholders’ equity	19,155	18,440

Total liabilities & equity	$84,084	$83,844

The accompanying notes are an integral part of these financial statements.

VERI-TEK INTERNATIONAL, CORP.

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	Unaudited	Unaudited	Unaudited	Unaudited
		and Restated		and Restated
Net sales	$29,951	$—	$53,089	$—
Cost of Sales	24,137	—	43,071	—

Gross profit	5,814	—	10,018	—
Operating expenses
Research and development costs	228	—	375	—
Selling, general and administrative expenses, including corporate expenses of $1,116 and $150 for the three months and $1,936 and $224 for the six months ended June 30, 2007 and 2006, respectively	3,508	150	6,618	224

Total operating expenses	3,736	150	6,993	224

Operating income (loss) from continuing operations	2,078	(150)	3,025	(224)
Other income (expense)
Interest income	1	12	6	31
Interest expense	(981)	—	(1,905)	—
Foreign currency transaction losses	(457)	—	(490)	—
Other income	53	—	146	—

Total other income (expense)	(1,384)	12	(2,243)	31

Income (loss) from continuing operations before income taxes	694	(138)	782	(193)
Income tax (benefit)	195	(48)	214	(66)

Net income (loss) from continuing operations	499	(90)	568	(127)
Discontinued operations
Loss from operations of the discontinued Testing and Assembly Equipment segment, net of income taxes (benefit) of $(0) and $(178) for the three months and $(0) and $(339) for the six months ended June 30, 2007 and 2006, respectively	(234)	(324)	(966)	(657)
Gain (loss) on sale or closure of discontinued operations net of income tax (benefits)	76	—	(290)	—

Net income (loss)	$341	$(414)	$(688)	$(784)

Earnings Per Share
Basic
Earnings (loss) from continuing operations	$0.06	$(0.02)	$0.07	$(0.03)
Loss from discontinued operations	$(0.03)	$(0.07)	$(0.12)	$(0.13)
Gain (loss) on sale or closure of discontinued operations net of income tax	$0.01	$—	$(0.04)	$—

Net earning (loss) per share	$0.04	$(0.08)	$(0.09)	$(0.16)
Diluted
Earnings (loss) from continuing operations	$0.06	$(0.02)	$0.07	$(0.03)
Loss from discontinued operations	$(0.03)	$(0.07)	$(0.11)	$(0.13)
Gain (loss) on sale or closure of discontinued operations net of income tax	$0.01	$—	$(0.03)	$—

Net earnings (loss) per share	$0.04	$(0.08)	$(0.08)	$(0.16)
Weighted average common share outstanding
Basic	7,903,391	4,875,000	7,881,753	4,875,000
Diluted	8,636,771	4,875,000	8,551,893	4,875,000

The accompanying notes are an integral part of these financial statements.

VERI-TEK INTERNATIONAL CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2007	2006
	Unaudited	Unaudited and Restated
Cash flows from operating activities:
Net loss	$(688)	$(784)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	1,109	12
Provisions for allowances for doubtful accounts	(66)	—
Gain on disposal of assets	(10)	—
Deferred income taxes	—	(405)
Inventory reserves	486	—
Stock based deferred compensation	2	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,432)	—
(Increase) decrease in inventory	1,473	—
(Increase) decrease in prepaid expenses	(114)	—
Increase (decrease) in accounts payable	(1,699)	—
Increase (decrease) in accrued expense	594	—
Increase (decrease) in other current liabilities	(233)	—
Discontinued operations – cash provided by operating activities	176	30

Net cash used for operating activities	(2,402)	(1,147)
Cash flows from investing activities:
Purchase of capital equipment	(19)	(2)
Proceeds from sale of equipment	16	—
Discontinued operations - cash used by investing activities	(15)	(310)

Net cash used for investing activities	(18)	(312)
Cash flows from financing activities:
Borrowing on revolving credit facility	2,311	—
Payment of capital lease obligations	(178)	—
Payments on notes	(935)	—
Proceeds form exercise of warrants	822	—

Net cash provided by financing activities	2,020	—
Effect of exchange rate change on cash	24	—
Net decrease in cash and cash equivalents	(400)	(1,459)
Cash and cash equivalents at the beginning of the year	615	2,025

Cash and cash equivalents at end of period	$239	$566

The accompanying notes are an integral part of these financial statements.

VERI-TEK INTERNATIONAL, CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousand, except per share data)

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

Against the background of the operating losses generated in recent history by the Testing & Assembly Equipment segment operations based at Wixom, Michigan, the Company conducted a strategic review of these operations. On March 29, 2007, our Board of Directors approved a plan to sell our Testing & Assembly Equipment segment’s operating assets including its inventory, machinery, equipments and patents. As a result, our Testing & Assembly Equipment segment has been accounted for as a discontinued operation starting with the first quarter of 2007 until its disposition. On July 5, 2007 the Company entered into an Asset Purchase Agreement with EuroMaint Industry, Inc., a Delaware corporation (“EuroMaint”). Under the terms of the Asset Purchase Agreement, the Company agreed to sell and EuroMaint agreed to purchase certain assets of the Company used in connection with the Company’s diesel engine testing equipment business. EuroMaint also assumed and agreed to pay, perform and discharge when due certain obligations of the Company arising in connection with the operation of the Company’s diesel engine testing equipment business. In addition to the assumption of those certain assumed liabilities, EuroMaint agreed to pay to the Company the aggregate purchase price of $1.1 million. This transaction was completed on August 1, 2007. The Company expects that the closure of the remaining activities of the Testing and Equipment segment will be complete during third quarter 2007. See Note 4.

As result of discontinuing our Testing and Assembly Equipment segment, the Company again operates in only a single business segment, Lifting Equipment.

2. Basis of Presentation

The condensed consolidated financial statements, included herein, have been prepared by the Company without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company’s financial position as of June 30, 2007, and results of its operations and cash flows for the periods presented. The consolidated balances as of December 31, 2006 were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2006. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the year.

Reclassifications

Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation.

Restatement

The Company’s consolidated financial statement includes a restatement of the Balance Sheet as of December 31, 2006, Statement of Operations for the three and six months ended June 30, 2006 and the Statement of Cash Flows for the six months ended June 30, 2006 to reflect the Testing & Assembly Equipment segment as a discontinued operation.

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

The Company establishes reserves for future warranty expense at the point when revenue is recognized by the Company and is based on percentage of revenues. The provision for estimated warranty claims is included in cost of sales.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss carry forwards. Based upon the weight of available evidence, the Company could not conclude that it was more likely than not that its net deferred tax assets at December 31, 2006 would be realized. As such a valuation allowances of $2,128 at December 31, 2006 was established, this represented the amount that total deferred tax assets exceed total deferred tax liabilities.

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

Impairment of Long Lived Assets — In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets, including property and equipment, and other identifiable intangibles for impairment annually in the fourth quarter of the year or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. The Company has recorded no losses on impairment of long-lived assets during the three and six months ended June 30, 2007 and 2006. The Company did, however, record an impairment charge of $5,932 during the quarter ended December 31, 2006 related to certain of its long-lived assets in the discontinued Testing and Assembly Equipment segment.

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

Computation of EPS — Basic Earnings per Share (“EPS”) was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

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

Comprehensive Income (Loss) — Statement of Financial Accounting Standard (“SAFS”) No. 130 “Reporting Comprehensive Income” requires reporting and displaying comprehensive income and its components. Comprehensive income includes, in addition to net earnings, other items that are reported as direct adjustments to stockholder’s equity. Currently, the only comprehensive income adjustment required for the Company is a foreign currency translation adjustment, the result of consolidating its foreign subsidiary. Comprehensive income from continuing operations was $1,028 and ($90), for the three months ended June 30, 2007, and 2006 and $1,147 and $(127) for the six months ended June 30, 2007 and 2006, respectively.

Foreign Currency Translation — The financial statements of the Company’s non-U.S. subsidiaries are translated using the current exchange rate for assets and liabilities and the weighted-average exchange rate for the year for income and expense items. Resulting translation adjustments are recorded to Accumulated Other Comprehensive Income (OCI) as a component of stockholders’ equity.

The Company converts receivables and payable denominated in other than the Company’s function currency at the exchange rate as of the balance sheet date. The resulting transaction exchange gains or losses are included in other income and expense.

Financial Instruments and Credit Risk Concentrations — Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, trade receivables and payables.

The Company maintains its cash balances and marketable securities at banks in Detroit, Michigan and Toronto, Canada. Accounts in the United States are insured by the Federal Deposit Insurance Corporation up to $100. At June 30, 2007 and December 31, 2006, the Company had uninsured balances of $239 and $515, respectively.

For the six months ended June 30, 2007 one customer accounted for 16% of our accounts receivable. For the fiscal year ended 2006, two customers accounted for 22% of accounts receivable.

For the second quarter 2007, our purchases from two suppliers constituted 16% and 11% respectively of our total purchases for such period. For the six months ended June 30, 2007, our purchases from one supplier accounted for 12% of our purchases for such period. One customer accounted for 15% of our net sales for the second quarter and no single customer accounted for more than 10% of sales for the six months ended June 30, 2007.

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

At June 30, 2007, the company had a significant variable interest in a related entity GT Distribution, LLC in the form of a receivable in the amount of $4,220. Primarily because of the common shareholder ownership between the Company and GT Distribution, LLC, the Company is exposed to risk in regards to its variable interest. At December 31, 2006, the carrying amount of the assets of GT Distribution, LLC totaled $12,413 and the carrying amount of its debt totaled $11,228. During the year ended December 31, 2006 GT Distribution, LLC had revenue of approximately $21,279. The maximum exposure to the Company is the carrying amount of the receivable recorded at $4,220.

On July 31, 2007, the Company completed the acquisition of certain assets of GT Distribution (the Noble forklift product line assets) from GT Distribution. The Company received the Noble product line assets in settlement of the above described receivable from GT Distribution. See Note 16 “Subsequent Events” for further details regarding the transaction.

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

In December 2006, the Company recorded an impairment charge of $6,632 relating to the carrying value of the segment’s long lived assets and its inventory. In the three months ended March 31, 2007, the Company recorded a loss for the expected loss on the sale of discontinued operations of $366. In the second quarter 2007, the reserve for loss on sale of discontinued operations was reduced by $76 as the severance accrual was decreased in the second quarter as the Company’s estimate for severance costs was lowered.

The following table sets forth the detail of the net loss from discontinued operations for the three and six months ended June 30, 2007 and 2006:

	For three months ended June 30,		For six months ended June 30,
	2007	2006	2007	2006
Revenues from discontinued operations	$564	$1,675	$1,158	$3,912
Loss from discontinued operations before income taxes	$(234)	(502)	$(966)	(996)
Benefit from income taxes	$—	(178)	—	(339)
Net loss from discontinued operations	$(234)	$(324)	$(966)	$(657)
Gain (loss) on sale of discontinued operations	$76	$—	$(290)	—

In 2007, the Company did not record a tax benefit attributable to losses from discontinued operations as the Company may not realize such loss in future years.

The estimated loss on sale is shown below:

Category of Closure Cost	Estimated Cost
Employee termination costs	$90
Provision for termination of contracts	200

Total	$290

Assets and liabilities of discontinued operations included on the Consolidated Balance Sheet primarily consist of normal operating assets and liabilities, accounts receivable, accounts payable and inventory that are generally expected to liquidate in accordance with contractual terms.

5. Net Earnings (Loss) Per Common Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of warrants and convertible subsidiary stock. Details of the calculations are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net Income per common share basic and diluted
Earnings (loss) from continuing operations	$499	$(90)	$568	$(127)
Loss from discontinued operations	(234)	(324)	(966)	(657)
Gain (loss) on sale or closure of discontinued operations net of income tax	76	—	(290)	—

Net income (loss)	$341	$(414)	$(688)	$(784)

Earnings per share
Basic
Earnings (loss) from continuing operations	$0.06	$(0.02)	$0.07	$(0.03)
Loss from discontinued operations	$(0.03)	$(0.07)	$(0.12)	$(0.13)
Gain (loss) on sale or closure of discontinued operations net of income tax	$0.01	—	$(0.04)	$—

Net earnings (loss) per common share	$0.04	$(0.08)	$(0.09)	$(0.16)

Diluted
Earnings (loss) from continuing operations	$0.06	$(0.02)	$0.07	$(0.03)
Loss from discontinued operations	$(0.03)	$(0.07)	$(0.11)	$(0.13)
Gain (loss) on sale or closure of discontinued operations net of income tax	$0.01	—	$(0.03)	$—

Net earnings (loss) per common share	$0.04	$(0.08)	$(0.08)	$(0.16)

Weighted average common share outstanding
Basic	7,903,391	4,875,000	7,881,753	4,875,000

Diluted:
Basic	7,903,391	4,875,000	7,881,753	4,875,000
Dilutive effect of warrants	467,380	—	404,140	—
Dilutive effects of exchangeable subsidiary stock	266,000	—	266,000	—

Diluted	8,636,771	4,875,000	8,551,893	4,875,000

6. Equity

Stock and Warrants Issuance of Common

Stock Issuance

On June 11, 2007, Company issued 198,000 shares of common stock as warrant holders exercised 99,000 Series A warrants and 99,000 Series B warrants. The exercise of warrants resulted in an increase in common stock of $1,161, of which approximately $822 represented cash received upon the exercise of the warrants and the balance of approximately $339 represent the value of the exercised warrants as determined upon issuance of the warrants on November 15, 2006. As a result of exercise, the $339 which was previously included in shareholders’ equity under the caption warrants is transferred to common stock.

On July 3, 2006, the Company issued 234,875 shares of common stock in connection with its purchase of Manitex through the acquisition of all the membership interests of QVM.

Private Placement

On November 15, 2006, the Company closed a $11,136 private placement of its common stock (the “Private Placement”) pursuant to the terms of a security purchase agreement entered into among the Company and certain institutional investors on November 3, 2006 (the “Securities Purchase Agreement”). Pursuant to the Securities Purchase Agreement, Veri-Tek issued 2,750,000 shares of its common stock and warrants as described below. In connection with the Private Placement, the Company incurred investment banking fees of $778 and legal fees of approximately $61. The Company’s net cash proceeds after fees and expenses were $10,298 with $8,026 and $2,272 being allocated to common stock and warrants, respectively.

In connection with the Private Placement, the Company has filed a Registration Statement on Form S-3 to register resale of shares issued in the Private Placement and the shares underlying the warrants. The registration statement was declared effective on June 7, 2007.

Stock Warrants

The Company accounts for equity instruments issued to non-employees based on the fair value of the equity instruments issued. The Warrants will be exercisable on a cashless basis under certain circumstances, and are callable by the Company on a cashless basis under certain circumstances.

The Security Purchase Agreement provided for the issuance of series A and Series B warrants. The Series A Warrants and the Series B Warrants (together the “Warrants”) were issued upon the closing of the Private Placement (November 15, 2006) and will be exercisable after the sixth month anniversary of the issuance date of the Warrants until November 15, 2011. The Series A warrant holders can purchase 550,000 shares of the Company’s common stock. The Series A Warrants have an exercise price of $4.05 per share. The Series B warrant holders can purchase 550,000 shares of the Company’s common stock. The Series B Warrants have an exercise price of $4.25 per share. During the three months ended June 30, 2007, the warrants holders exercised 99,000 Series A warrants and 99,000 Series B warrants.

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

On June 18, 2007, the Company and Hayden Communications, Inc. (“Hayden”) entered into a contract under which Hayden will provide public and investor relation services to the Company for a period of one year. The contract provides for the issuance of 15,000 warrants to Hayden Communications, Inc. Each warrant allows Hayden to purchase one of share of Company Common Stock for $7.08 per share. The warrants are exercisable beginning on June 15, 2008 and expire on June 15, 2011. The warrants are exercisable on cashless basis under certain circumstances. The warrants and underlying common stock are not registered under federal or state securities laws and, therefore, may not be sold or transferred by Hayden in the absence of registration or an exemption therefrom.

At June 30, 2007 and December 31, 2006, the Company had issued and outstanding warrants as follows:

Number of Warrants Shares
June 30, 2007	December 31, 2006	Exercise Price	Expiration Date	In Connection With
451,000	550,000	$4.05	November 15, 2011	Private placement
451,000	550,000	$4.25	November 15, 2011	Private placement
192,500	192,500	$4.62	November 15, 2011	Placement Agent Fee
15,000	—	$7.08	June 15, 2011	Investor Relation Service

As of June 30, 2007, 198,000 warrants issued have been exercised. (See Note 6)

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

Through June 30, 2007 no grants have been made under the 2004 Equity Incentive Plan.

7. Minority Interest

On November 30, 2006, the Company issued 266,000 shares of stock in Manitex Liftking Canadian Subsidiary with a value of $1,024. These shares are exchangeable into 266,000 shares of the Company’s Common Stock. As of June 30, 2007, the shares had not yet been exchanged for Veri-Tek International Corp. Common Stock. Until the shares are exchanged, the value of the exchangeable shares is shown as a minority interest. The Company expects that the shares will be exchanged for Veri-Tek International Corp. Common Stock.

8. New Accounting Pronouncements

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

See Note 15 regarding the company’s adoption FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006.

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

9. Inventory

The components of inventory are as follows:

	June 30, 2007	December 31, 2006
Raw Materials and Purchased Parts, net of $426 of reserves at June 30, 2007	$13,192	$11,726
Work in Process	1,621	4,589
Finished Goods and Replacement Parts	991	515

Inventories, net	$15,804	$16,830

10. Goodwill and Intangible Assets

	June 30, 2007	December 31, 2006	Useful lives
Patented and unpatented technology	$9,877	$10,084	10 years
Amortization	(974)	(480)
Customer relationships	7,155	7,348	20 years
Amortization	(350)	(172)
Trade names and trademarks	4,289	4,337	25 years
Amortization	(170)	(85)
Customer Backlog	469	506	< 1 year
Amortization	(469)	(255)

Intangible assets	19,827	21,283
Goodwill	13,390	13,305

Goodwill and other intangibles	$33,217	$34,588

The change in carrying amount of goodwill for 2007 is as follows (in thousands):

June 30, 2007
Balance at beginning of period	$13,305
Additional goodwill arising from the implementation and interpretation of FIN 48	85

Balance at end of period	$13,390

Amortization expense for intangible assets was $447 and $0 for the three months ended June 30, 2007 and 2006 and was $963 and $0 for the six months ended June 30, 2007 and 2006, respectively.

During the quarter ended March 31, 2007, the estimated purchase price allocation for Manitex Liftking was revised and resulted in a decrease in intangible assets of $547.

11. Accrued Warranties

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

The following table summarizes the changes in product warranty liability:

	June 30, 2007	June 30, 2006
Beginning balance	$821	$—
Accrual for warranties issued during the year	669	—
Warranty Services provided	(597)	—
Currency conversion adjustment	28	—

Ending Balance	$921	$—

12. Line of Credit and Debt

Revolving Credit Facility

At June 30, 2007, the Company had drawn $15,187 under a revolving credit agreement with Comerica bank. The Company is eligible to borrow up to $16,500 with interest at prime plus 1% (prime was 8.25% at June 30, 2007). The maximum amount of outstanding is limited to the sum of 85% of eligible receivable, 75% eligible Canadian accounts and the lesser of 65% of eligible inventory or $7,500 plus $2,500. On January 1, 2008 the 2,500 is reduced to $2,000 and is further reduced by $500 on the first day of each subsequent quarter. The credit facility’s original maturity dated was January 2, 2005. The maturity date has subsequently been extended and the note is now due on April 1, 2009. The indebtedness is collateralized by substantially all of the Company assets. Additionally, certain shareholders’ of the Company have personally guaranteed $2,500 of the note. The facility contains customary limitations including, but not limited to, acquisitions, dividends, repurchase of the Company’s stock and capital expenditures. The Agreement also requires the Company to have a minimum Tangible Effective Net Worth, as defined in the agreement.

Revolving Canadian Credit Facility

At June 30, 2007, the Company had drawn $1,371 (USD) under a revolving credit agreement with a bank. The Company is eligible to borrow up to $3,500 (CDN) with interest at Canadian prime rate (prime was 6% at June 30, 2007) plus 2%. In August 2007, the bank increased the amount the Company could borrow to CDN $4,500. The maximum amount outstanding is limited to the sum of 80% of eligible receivables and the lesser of 50% of eligible inventory or $2,500 (CDN). The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets.

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

Note Payable Issued to Acquire Liftking Industries

In connection with the Liftking Industries’ Acquisition, the Company has a note payable to the seller for $2,800 (CDN) or

$2,633 (US). The Note shall provide for interest at 1% over the prime rate of interest charged by Comerica Bank for Canadian dollar loans, calculated from the closing date and payable quarterly in arrears commencing April 1, 2007, and for principal payments of two hundred thousand dollars (CDN) quarterly commencing April 1, 2007, with the final installment of principal and interest thereon due December 31, 2011. The note payable is subject to a general security agreement which subordinates the seller’s security interest to the interest of the buyer’s senior secured credit facility, but shall otherwise rank ahead of the seller’s other secured creditors.

Note Payable—Bank

At June 30, 2007, the Company has a $13,178 note payable to a bank. The note payable to the bank was assumed in connection with the QVM acquisition. The note was due on September 10, 2006 .The maturity date has subsequently been extended and the note is now due on April 1, 2009. The note has an interest rate of prime plus 1% until maturity, whether by acceleration or otherwise, or until default, as defined in the agreement, and after that at a default rate of prime plus 4%. Interest is payable the first day of each month. The bank has been granted security interest in substantially all the assets of the Company’s Manitex subsidiary. The former members of QVM guaranteed the note.

Capital Leases

The Company has a twelve year lease which expires in April 2018 that provides for monthly lease payments of $68 for its Georgetown, Texas facility. The lease has been classified as a capital lease under the provisions of FASB Statement No. 13. The Company has also entered into several small equipment leases, with lease terms of three years or less that it has determined are required to be capitalized under the provisions of FASB Statement No. 13. The remaining minimum lease payments for these leases are approximately $100. As of June 30, 2007, the Company had total capital lease obligations of $4,863.

13. Legal Proceedings

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

14. Transactions between the Company and Related Parties

In the course of conducting its business, the Company has entered into certain related party transactions. In April, 2006, prior to its acquisition by the Company, Manitex completed a sale and leaseback transaction of its Georgetown, Texas facility to an entity controlled by one of its affiliates, who was also a significant shareholder of the Company. The sale price was $5,000 and the proceeds of the transactions were used to reduce Manitex’s debt under its credit facility. The lease has a twelve year term and provides for monthly rent of $67 which is adjusted annually by the lesser of the increase in the Consumer Price Index (“CPI) or 2%. The aforementioned CPI adjustment raised the monthly rent to $68 effective April 2007. Although the Company did not obtain an independent valuation of the property or the terms of the sale and leaseback transaction in connection with its acquisition of Manitex, it believes the terms of the lease are at least as favorable to the Company as they could have obtained from an unaffiliated third party.

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

The Company, through its Manitex and Manitex Liftking subsidiaries, purchases and sell parts to GT Distribution, Inc. (“GT”) and has made advances to GT Distribution in connection therewith. GT is owned in part by the Company’s Chairman and Chief Executive Officer. Although the Company does not independently verify the cost of such parts, it believes the terms of such purchases and sales were at least as favorable to the Company as terms that it could obtain from a third party. As of June 30, 2007, the Company had $120 outstanding Accounts Receivable from GT and $141 outstanding Accounts Payable due to GT with respect to the purchase and sale of parts.

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

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006
Rent paid Georgetown Facility 1	$205	n.a	$406	n.a
Rent paid Woodbridge Facility 2	96	n.a	192	n.a
Sales to:
Crane & Machinery, Inc	75	n.a	161	n.a.
BGI USA, Inc.	1	n.a	7	n.a.
Schaeff Lift Truck, Inc.	298	n.a	298	n.a.

Total Sales	$374	n.a	$466	n.a.

	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006
Purchases from:
BGI USA, Inc	$218	n.a.	$385	n.a.
Crane & Machinery, Inc	11	n.a.	19	n.a.
Schaeff Lift Truck, Inc.	108	n.a.	744	n.a.
SL Industries, Ltd.	457	n.a.	971	n.a.

Total Purchases	$794	n.a.	$2,119	n.a.

1	The Company leases its 188,000 sq. ft. Georgetown, Texas manufacturing facility from an entity owned by one of the Company’s significant shareholders in fiscal 2006. Pursuant to the terms of the lease, the Company makes monthly lease payment of $68. The Company is also responsible for all the associated operating expenses including, insurance, property taxes and repairs. Under the lease, which expires April 30, 2018, monthly rent is adjusted annually by the lesser of increase in the Consumer Price Index or 2%.

2	The Company leases its 85,000 sq. ft. Woodbridge facility from an entity owned by a stockholder of the Company and relative of Manitex Liftking ULC’s, president and CEO. Pursuant to the terms of the lease, the Company makes monthly lease payments of $32. The Company is also responsible for all the associated operations expenses, including insurance, property taxes, and repairs. The lease will expire on May 31, 2009.

As of June 30, 2007, the Company has a receivable of $4,220 from GT Distribution, which includes amounts owed to Crane & Machinery, Inc. GT Distribution expects to settle this receivable within twelve months by transferring certain of its assets to Veri-Tek International, Corp. On March 29, 2007, the Company and GT Distribution entered into a non-binding letter of intent in which GT agreed to transfer to the Company all of its rights to and interests in the assets constituting the Noble forklift product line, including all inventory, contract rights and intellectual property. The consummation of such transaction is subject to the Company obtaining an opinion as to the fairness, from a financial point of view to the Company and its shareholders, of the consideration to be paid by the Company in the transaction for the above-described assets, the negotiation and execution of a definitive purchase agreement, and approval of the transaction by a special committee of the Company’s independent directors. The special committee received a fairness opinion from Stout Risius Ross that the consideration received in exchange for the cancellation of the receivable from GT Distribution was fair to the Company and its shareholders from a financial point of view.

On July 31, 2007, the Company completed the acquisition of Noble product line assets from GT Distribution. The Company received the Noble product line assets in settlement of the above described $4,220 receivable from GT Distribution. See Note 16 “Subsequent Events” for further details regarding the transaction.

The receivable from GT Distribution was decreased from $4,722 to $4,220 during the six months ended June 30, 2007. During the fourth quarter of 2006, the first quarter of 2007, and the second quarter of 2007, GT Distribution executed inventory sales and purchase transactions with the Company. During the first Quarter 2007, it was agreed that the net payable or receivable for certain inventory transactions with the Company would be offset against the receivable the Company has from GT Distribution. The Statement of Cash Flows does not reflect the reduction of related party receivable as it is a non-cash item, with offsetting non-cash items of $394 and $109 that effect inventory and accounts payable, respectively. The non-cash amount related to inventory represents the amount that was sold to the Company during the first and second quarters of 2007 and is still in inventory. The balance of $109 represents inventory that was sold to the Company during the fourth quarter of 2006 and was in accounts payable at the time of offset.

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

The Company has a note payable to the former owners of Liftking Industries, Inc. for $2,633 (US) issued in connection with the acquisition of Liftking Industries ULC. It was determined subsequent to the acquisition, that the note would be a related party transaction since Manitex Liftking’s President & CEO is a relative of the primary holder of the note.

15. Income Taxes

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

The Company adopted FIN 48 effective January 1, 2007 and had no material unrecognized tax benefits as of the adoption date and as of June 30, 2007. The Company has decided to classify interest and penalty as a component of tax expense.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s federal tax returns for 2003 through 2006 tax years remain subject to examination. The Company files in numerous state jurisdictions with varying statues of limitations. In addition, open tax years related to foreign jurisdictions remain subject to examination but are not considered material

16. Subsequent Events

On July 5, 2007 the Company entered into an Asset Purchase Agreement with EuroMaint Industry, Inc., a Delaware corporation (“EuroMaint”). Under the terms of the Asset Purchase Agreement, the Company agreed to sell and EuroMaint agreed to purchase certain assets of the Company used in connection with the Company’s diesel engine testing equipment business. EuroMaint also assumed and agreed to pay, perform and discharge when due certain obligations of the Company arising in connection with the operation of the Company’s diesel engine testing equipment business. In addition to the assumption of those certain assumed liabilities, EuroMaint agreed to pay to the Company the aggregate purchase price of $1,100. This transaction closed on August 1, 2007. The Company expects that the closure of the remaining activities of the Testing and Equipment segment will be complete during third quarter 2007.

On July 31, 2007, Veri-Tek International, Corp. entered into an asset purchase agreement with GT Distribution, LLC (GT Distribution”) pursuant to which GT Distribution transferred all of its rights and interest in the Noble forklift product line (the “Product Line”) to the Company in exchange for the discharge of obligations and trade payables of GT Distribution totaling approximately $4,200 and the assumption by the Company of certain liabilities of the Business.

David J. Langevin, the Company’s Chairman and Chief Executive Officer, has a significant ownership interest in GT Distribution. As a result, the Company received a fairness opinion from an independent financial advisor and the approval of a special independent committee of the Company’s board of directors prior to entering into this transaction.

Item 2 -     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

(1)	difficulties in implementing new systems, integrating acquired businesses, managing anticipated growth, and responding to technological change;

(2)	the cyclical nature of the markets we operate in;

(3)	increases in interest rates;

(4)	government spending;

(5)	the performance of our competitors;

(6)	shortages in supplies and raw materials;

(7)	our ability to meet financial covenants required by our debt agreements;

(8)	product liability claims, intellectual property claims, and other liabilities;

(9)	the volatility of our stock price;

(10)	future sales of our common stock; and

(11)	the willingness of our stockholders and directors to approve mergers, acquisitions, and other business transactions.

(12)	the company is subject to currency transaction (foreign exchange) risk whenever the Company or one its subsidiaries enters into a transaction using a currency other than its functional currency.

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

In fiscal 2006, the Company completed two acquisitions that introduced Lifting Equipment into the Company operations as a second segment of activity. Effective July 3, 2006, the Company completed the purchase of Manitex, Inc. (“Manitex”) via an acquisition of all of the membership interests in Quantum Value Management, LLC (an entity owned by certain stockholders of the Company). A leading provider of engineered lift solutions in North America, Manitex is based in Georgetown, Texas. Manitex designs, manufactures, and markets a comprehensive line of boom trucks, sign cranes and trolley boom unloaders. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration, and infrastructure development including: roads, bridges and commercial construction. On November 30, 2006, the Company, through its wholly owned subsidiary, Manitex Liftking, ULC., an Alberta unlimited liability corporation (“Manitex Liftking”) completed the acquisition (the “Liftking Acquisition”) of all of the operating assets of Liftking Industries, Inc. an Ontario, Canada corporation (“Liftking”). Manitex Liftking is headquartered in Woodbridge (Toronto), Ontario and manufactures a complete line of rough terrain forklifts and special mission oriented vehicles, as well as other specialized carriers, heavy material handling transporters, and steel mill equipment.

On March 29, 2007, the Board of Directors approved a plan, to sell the Testing & Assembly Equipment segment, in order to focus management’s attention and financial resources on the Lifting Equipment segment. As a result, beginning in 2007, the Testing & Assembly Equipment segment will be accounted for as a discontinued operation until its disposition.

On August 1, 2007 the Company consummated the transactions contemplated by an Asset Purchase Agreement between the Company and EuroMaint Industry, Inc., a Delaware corporation (“EuroMaint”), dated July 5, 2007. Under the terms of the Asset Purchase Agreement, the Company sold certain of its assets used in testing diesel engines for a purchase price of $1.1 million plus the assumption of certain of the Company’s liabilities relating thereto. The Company expects to dispose of the remaining assets of the Testing & Assembly Equipment segment during the third quarter of 2007.

For the six month period ended June 30, 2007, the Company’s continuing operations comprised the Lifting Equipment segment established through the acquisitions of Manitex and Liftking, as described above In the Lifting Equipment segment, the Company derives most of its revenue from purchase orders from dealers and distributors. The demand for the Company’s products depends on general economic conditions of the market in which the Company competes. The Company’s sales depend in part on its customers’ replacement or repair cycle. Adverse economic conditions, including decrease in commodity prices, may cause customers to forego or postpone purchases. Many of the Company’s customers depend substantially on government spending, including highway construction and maintenance and other infrastructure projects. Additionally, our Manitex Liftking subsidiary revenues are impacted by the timing of orders received for military forklifts. At the present time demand for the Company’s products is strong. Margins tend to increase when production is skewed towards larger capacity cranes, special mission oriented vehicles, specialized carriers and heavy material transports and when production levels are higher.

Results of Operations

The following discussion considers:

•	Net loss for the six and net income for the three month period ended June 30, 2007

•	Results of the continuing operations of our Lifting Equipment segment for the six and three month period ended June 30, 2007

•	Results of the discontinued operations of the Testing & Assembly Equipment segment for the six and three month period ended June 30, 2007.

Six months Ended June 30, 2007 Compared to Six months Ended June 30, 2006

Net loss for the six month period ended June 30, 2007

The net loss of $0.7 million reported for the six month period ended June 30, 2007 consists of net income from continuing operations of $0.6 million offset by loss from discontinued operations of $1.0 million and an expected loss on sale of discontinued operations of $0.3 million. The Company reported a net loss of $0.8 million for the six months ended June 30, 2006, consisting of a net loss from continuing operations of $0.1 million and a loss from discontinued operations of $0.7 million.

Results of the continuing operations of our Lifting Equipment segment for the six month period ended June 30, 2007

For the six months ended June 30, 2007, net income from continuing operations was $0.6 million, which consists of revenue of $53.1 million, cost of sales of $43.1 million, research and development costs of $0.4 million, SG&A costs excluding corporate expenses of $4.7 million, Corporate SG&A expenses of $1.9 million, net interest expense of $1.9 million and other expense and foreign currency transactions expense of $0.3 million and income taxes of $0.2 million

For the six months ended June 30, 2006, the net loss from continuing operations was $0.1 million, consisting of SG&A (corporate expenses) of $0.2 million offset by interest income $0.03 million and income tax benefit of $0.07 million.

Net Sales and Gross Profit – For the six months ended June 30, 2007, net sales and gross profit were $53.1 million and $10.0 million, respectively. Gross profit as a percent of sales was 18.9% for the six months ended June 30, 2007. There were no revenues or gross profit in continuing operations for the six months ended June 30, 2006 as the Testing & Assembly segment (the only operating segment in 2006) was reclassified as a discontinued operation.

Net sales for quarter ended June 30, 2007 of $30.0 million represents a $6.9 million increase from $23.1 million reported for the quarter ended March 31, 2007. The increase in sales followed the implementation of operational and managerial changes that were made in March 2007 at the Manitex operation. Net sales for the quarter ended March 31, 2007 were also adversely affected by lower output in January and February in the Company’s Manitex operation, the result of an unusual five day shutdown due to an ice storm.

Gross profit as a percent of net sales was 18.9% for the six months ended June 30, 2007, an increase 0.7% as compared to the 18.2% for the quarter ended March 31, 2007 The improvement in the gross profit percent is principally the result of higher production efficiencies in the second quarter of 2007, and some benefits that were starting to be obtained from supply consolidation and sourcing changes.

Selling, general and administrative expense – Selling, general and administrative expense for the six months ended June 30, 2007 was $6.6 million compared to $0.2 million for the comparable period in 2006. Selling, general and administrative expense for the six months ended June 30, 2007 are comprised of corporate expense of $1.9 million and $4.7 million related to operating companies. Selling, general and administrative expense for the six months ended June 30, 2006 is entirely related to corporate activities that supported the single Testing and Assembly Equipment segment.

The increase in corporate expenses reflects the recruitment of key experienced management to build an organizational structure to continue to drive the company’s strategy and growth objectives including activity to integrate the management, systems, controls, and operations of the two acquisitions, Manitex and Liftking. Also, included in 2007 are legal, accounting and consulting expenses incurred in connection with the SEC review of the Company’s registration statement on Form S-3, which was declared effective on June 7, 2007 and for its Sarbanes Oxley compliance project. The Company continues to actively manage its costs relating to the Sarbanes-Oxley project in particular and balances between internal and external resources applied.

Operating income – Operating income from continuing operations of $3.0 million for the six months ended June 30, 2007 was equivalent to 5.7% of net sales compared to an operating loss of $0.2 million for the six months ended June 30, 2006.

Interest expense – Interest expense for the six months ended June 30, 2007 was $1.9 million. There was no interest expense for the six months ended June 30, 2006. Prior to the acquisition of Manitex, as of July 3, 2006, the Company had no outstanding indebtedness for borrowed money in the prior year period. Interest for 2007 is related primarily to debt assumed in QVM (Manitex) acquisition, including lines of credits, and notes issued in connection with QVM and Liftiking acquisitions.

Foreign currency transaction loss – The foreign currency transaction loss for the six months ended June 30 2007 was $0.5 million, (2006 $nil). The foreign currency loss was driven by a historically unusual strengthening of the Canadian dollar during the three months ended June 30, 2007, when the US to Canadian dollar exchange rate changed from .8674 to .9404. The Company has an acquisition note payable for $2.8 million to the former owner of Liftking Industries, which is denominated in Canadian dollars. The Company recorded a foreign exchange loss of $0.2 million for the six months ended June 30, 2007 related to this note. Additionally during the three months ended June 30, 2007, Manitex Liftking, our Canadian subsidiary, had significant sales which were denominated in US dollars and which on settlement generated a transaction loss of $0.3 million. Historically the USD / CDN$ exchange rate has not seen such volatility in a short time period and the Company has not taken any action to mitigate its foreign exchange exposures. As a result of the currency losses incurred in the second quarter 2007, the Company is investigating steps it can take to mitigate future foreign currency risk.

Income tax (benefit) – Income tax for the six months ended June 30, 2007 was $0.2 million or 27.4%. The income tax benefit for six months ended June 30, 2006 was $(0.1) million or 34.2%. The 2007 effective tax rate is lowered for the current utilization of prior year losses for which no benefit was previously received.

Net income from continuing operations – Net income from continuing operations for the six months ended June 30, 2007 was $0.6 million. This compares with a net loss from continuing operations for the six months ended June 30, 2006 or $(0.1) million.

Discontinued operations of the Testing & Assembly Equipment segment for the six month period ended June 30, 2007

The net loss from discontinued operations of $1.0 million comprised costs of sales of $1.4 million, operating expenses of $0.7 million offset by revenue of $1.2 million. For the six months ended June 30, 2006 the loss reported was $0.7 million

During the period, the company also recorded a loss on sale of discontinued operations of $0.3 million, comprising employee termination costs of $0.1 million and provision for termination of contracts $0.2 million.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Net income for the three month period ended June 30, 2007

The net income $0.3 million reported for the three month period ended June 30, 2007 consists of net income from continuing operations of $0.5 million offset by loss from discontinued operations of $0.2 million and a reduction of $0.1 million in the reserve for employee severance. The Company reported a net loss of $0.4 million for the three months ended June 30, 2006, consisting of a net loss from continuing operations of $0.1 million and a loss from discontinued operations of $0.3 million.

Results of the continuing operations of our Lifting Equipment segment for the three month period ended June 30, 2007

For the three months ended June 30, 2007, net income from continuing operations was $0.5 million, which consists of revenue of $30.0 million, cost of sales of $24.1 million, research and development costs of $0.2 million, SG&A costs excluding corporate expenses of $2.4 million, Corporate SG&A expenses of $1.1 million, net interest expense of $1.0 million and other expense and foreign currency transaction expense of $0.4 million and income taxes of $0.2 million

For the three months ended June 30, 2006, the net loss from continuing operations was $0.1 million, consisting of SG&A (corporate expenses) of $0.2 million offset by income tax benefit of $0.05 million.

Net Sales and Gross Profit – For the three months ended June 30, 2007, net sales and gross profit were $30.0 million and $5.8 million, respectively. Gross profit as a percent of sales was 19.4% for the three months ended June 30, 2007. There are no revenues or gross profit in continuing operations for the three months ended June 30, 2006 as the Testing & Assembly segment (the only operating segment in 2006) was reclassified as a discontinued operation.

Net sales for quarter ended June 30, 2007 of $30.0 million represents a $6.9 million increase from $23.1 million reported for the quarter ended March 31, 2007. The increase in sales followed the implementation of operational and managerial changes that were made in March 2007 at the Manitex operation. Sales for the quarter ended March 31, 2007 were also adversely affected by lower output in January and February in the Company’s Manitex operation, the result of an unusual five day shutdown due to an ice storm.

The gross profit as a percent of sales for the quarter ended June 30, 2007 of 19.4% was 1.2% above 18.2% that was reported at March 31, 2007. The improvement in the gross profit percent is principally the result of higher production efficiencies in the second quarter of 2007, although some benefits were starting to be obtained from supply consolidation and sourcing changes.

Selling, general and administrative expense – Selling, general and administrative expense for the three months ended June 30, 2007 was $3.5 million compared to $0.2 million for the comparable period in 2006. Selling, general and administrative expense for the three months ended June 30, 2007 are comprised of corporate expense of $1.1 million and $2.4 million related to operating companies. Selling, general and administrative expense for the three months ended June 30, 2006 is entirely related to corporate activities that supported the single Testing and Assembly Equipment segment.

The increase in corporate expenses reflects the recruitment of key experienced management to build an organizational structure to continue to drive the company’s strategy and growth objectives including activity to integrate the management, systems, controls, and operations of the two acquisitions, Manitex and Liftking. Also, included in 2007 are legal, accounting and consulting expenses incurred in connection with the SEC review of the Company’s registration statement on Form S-3, which was declared effective on June 7, 2007 and for its Sarbanes Oxley compliance project. The Company continues to actively manage its costs relating to the Sarbanes-Oxley project in particular and balances between internal and external resources applied.

Operating income – Operating income from continuing operations of $2.1 million was equivalent to 6.9% of sales compared to an operating loss of $0.2 million for the three months ended June 30, 2006.

Interest expense – Interest expense for the three month ended June 30, 2007 was $1.0 million. There was no interest expense for the three months ended June 30, 2006. Prior to the acquisition of Manitex, as of July 3, 2006, the Company had no outstanding indebtedness for borrowed money. Interest for 2007 is related primarily to debt assumed in QVM (Manitex) acquisition and notes issued in connection with QVM and Liftking Industries acquisitions.

Foreign currency transaction loss – The foreign currency transaction loss for the three months ended June 30 2007 was $0.5 million, (2006 $nil). The foreign currency loss was driven by a historically unusual strengthening of the Canadian dollar during the three months ended June 30, 2007, when the US to Canadian dollar exchange rate changed from .8674 to .9404. The Company has an acquisition note payable for $2.8 million to the former owner of Liftking Industries, which is denominated in Canadian dollars. The Company recorded a foreign exchange loss of $0.2 million for the six months ended June 30, 2007 related to this note. Additionally during the three months ended June 30, 2007, Manitex Liftking, our Canadian subsidiary, had significant sales which were denominated in US dollars and which on settlement generated a transaction loss of $0.2 million. Historically, the USD / CDN$ exchange rate has not seen such volatility in a short time period and the Company has not taken any action to mitigate its foreign exchange exposures. As a result of the currency losses incurred in the second quarter 2007, the Company is investigating steps it can take to mitigate future foreign currency risk

Income tax (benefit) – Income tax for the three months ended June 30, 2007 was $0.2 million or 28.1%. The income tax benefit for three months ended June 30, 2006 was $(0.1) million or 34.8%. The 2007 effective tax rate is lowered for the current utilization of prior years losses for which no benefit was previously received.

Net income from continuing operations – Net income from continuing operations for the three months ended June 30, 2007 was $0.5 million. This compares with a net loss carry forward from continuing operations for the three months ended June 30, 2006 or $(0.1) million.

Discontinued operations of the Testing & Assembly Equipment segment for the three month period ended June 30, 2007

The net loss from discontinued operations of $0.2 million comprised costs of sales of $0.5 million, operating expenses of $0.3 million offset by revenue of $0.6 million. For the three months ended June 30, 2006 the loss reported was $0.3 million.

During the period, the company reduced is reserve for loss on discontinued operations by $0.1 reducing the reserve from $0.4 million to $0.3 million. The reserve was reduced as the Company determined that employee termination cost would be less than anticipated. The current reserve for a loss on sale of discontinued operations of $0.3 million, is comprised of employee termination costs of $0.1 million and provision for termination of contracts $0.2 million.

Liquidity and Capital Resources

Cash and cash equivalents were $0.2 million at June 30, 2007 compared to $0.6 million at December 31, 2006. As of June 30, 2007, the Company had approximately $1.3 million available to borrow under its credit facility with Comerica Bank. The interest rate on this facility is equal to prime plus 1% (prime was 8.25% at June 30, 2007). The Company’s revolving credit agreement contains customary limitations, including limitations on acquisitions, dividends, repurchases of the Company’s stock and capital expenditures. It also requires the Company to have on the last date of the quarter a minimum “Tangible Effective Net Worth”, which is defined in the agreement as equity plus subordinated debt minus intangible assets and related party receivables. See Note 13 to our consolidated financial statements for a more detailed on the terms and conditions of our credit facilities. In August of 2007, the Company reached an agreement with its bank to extend the maturity of this credit facility to April 1, 2009.

Additionally, the Company’s Manitex Liftking subsidiary has a credit facility which allows for borrowings of up to CDN $3.5 million as of June 30, 2007. At June 30, 2007, the Company had approximately CDN $2.0 million available to borrow under this Canadian facility. This facility bears interest at Canadian prime rate plus 2%. The maximum amount outstanding is limited to the sum of 80% of eligible receivables and the lesser of 50% of eligible inventory or CDN$2,500. The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets Effective as of August 9, 2007 the Company entered into Amendment No. 1 to this facility, which extended the maturity date until April 1, 2009 and increased the amount the Company can borrow under this facility to CDN $4.5 million.

In connection with the Company’s acquisition of Manitex it issued a note to the former members of QVM for approximately $1.1 million. The note bears interest at the prime rate announced by Comerica Bank at its Detroit office on the last business day immediately preceding the applicable interest payment date. Interest is payable on the first day of each calendar quarter, commencing on September 1, 2006. The note matures on the earlier of (1) July 2, 2009, (2) a change in control as defined in the note, or (3) the Company’s receipt of cash proceeds of at least $25.0 million from the sale of its common stock or securities convertible or exchange for its common stock.

In connection with the Company’s acquisition of Liftking Industries’, the Company issued a note payable to the seller for CDN$3.2 million, or approximately USD$3.0 million. The note bears interest at the prime rate of interest charged by Comerica Bank for Canadian dollar loans plus 1%. The note requires quarterly principal payments of CDN $200,000 plus interest commencing on April 1, 2007. The note payable is subject to a general security agreement which subordinates the seller’s security interest to the interest of the Company’s senior secured credit facility, but shall otherwise rank ahead of the seller’s other secured creditors. The note has remaining unpaid balance as of June 30, 2007 of CDN $2.8 million or approximately US $ 2.6 million.

At June 30, 2007, the Company had a $13.2 million note payable to Comerica Bank. This note was assumed by the Company in connection with its acquisition of Manitex. This note bears interest at the rate of prime plus 1% and matures on April 1, 2009, pursuant to Amendment No. 3 to the note, which was effective August 9, 2007. Interest is payable the first day of each month. The loan is secured by substantially all the assets of the Company’s Manitex subsidiary. The former members of QVM guaranteed the note.

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

2007

Operating activities consumed cash of $2.4 million for the six months ended June 30, 2007. A net loss of $0.7 million and a change in assets and liabilities, which consumed $3.2 million, was partially offset by non-cash items that totaled $1.5 million. An increase in accounts receivable of $3.4, a decrease in accounts payable of $1.7 million, an increase in prepaid expense of $0.1 and a decrease in other current liabilities of $0.2, in total consumed $5.4 million of cash. A decrease in inventory of $1.5 million, an increase in accrued expense of $0.6 million and a change in assets and liabilities of discontinued operations of $0.2 million generated cash of $2.3 million. The increase in accounts receivable is the result of higher sales in the second quarter of 2007. Inventory, which was increased in the first quarter in anticipation of higher sales in the second quarter, decreased as a result of higher sales in the second quarter of 2007. Accounts payable decreased to a large extent as invoices related to the previous inventory build became due and were paid. Non-cash items are principally comprised of $1.1 million of amortization and depreciation and a $0.5 million increase in inventory reserves.

Cash flows for investing activities for the six months ended June 30, 2007 were not significant.

Financing activities contributed $2.0 million in cash for the six months ended June 30, 2007. An increase of $2.3 million in borrowings under the Company’s credit facilities and $0.8 million generated from the exercise of warrants was off set by $0.2 million decrease in capital lease obligations and a reduction in notes payable of $0.9 million. The $0.8 million in cash received on the exercise of warrants was used to reduce the note payable to the bank.

2006

In the six months ended June 30, 2006, the Company consumed $1.5 million of cash. Operating activities consumed cash of $1.1 million for the six months ended June 30, 2006 which is primarily comprised of $0.8 million net loss, and a $0.4 million increase in deferred taxes, a non-cash item. Investing activities consumed $0.3 million in the six months ended June 30, 2006. The now discontinued Testing and Assembly segment invested $0.3 million in capital equipment in the six months ended June 30, 2006.

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

Related Party Transactions

For a description of the Company’s related party transactions, please see Note 14 to the Company’s consolidated financial statements entitled “Transactions between the Company and Related Parties.”

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

See Note 15 regarding the company’s adoption FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that misstatements be quantified based on their impact on each of the Company’s financial statements and related disclosures. On December 31, 2006, the Company adopted SAB 108. The adoption of SAB 108 did not impact the Company’s financial statements.

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

Interest Rate Changes — The Company’s debt agreements allow for borrowings based on the Eurodollar rate or a base rate. The interest rate incurred by us is based on these rates plus a premium. If these rates rise, our interest expense will increase accordingly. The effect of a 10% interest rate increase on all outstanding debt for Veri-Tek would have been an increase in annual interest expense of approximately $300.

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

Notwithstanding the material weakness described below, management believes the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented. In preparing the

Company’s consolidated financial statements for the quarter ended June 30, 2007, the Company performed additional analyses and other post-closing procedures in an effort to ensure that the Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles

Our Chief Executive Officer and Chief Financial Officer determined that, as of December 31, 2006, a material weakness existed in our internal control over financial reporting that consisted of inadequate resources in our accounting and financial reporting group. As a result of our growth in the second half of 2006 through the acquisition of two private companies that have not been required to report to public company or SEC requirements, and the increased complexity of our business and of accounting principles, we have determined that we do not have sufficient accounting resources to support our financial reporting requirements. This was further evidenced by our inability to timely file our annual report on Form 10-K for the fiscal year ended December 31, 2006. Management is currently assessing our need for additional accounting resources in terms of the number and experience of additional staff and training of existing staff.

As a result of a review of the Company’s financial statements by the Security Exchange Commission (“SEC”) in connection with a registration statement on Form S-3 , filed by the Company on December 21, 2006, the Company determined that it should restate its audited consolidated financial statements for the year ended December 31, 2005, its unaudited interim consolidated financial statements for the quarter ended September 30, 2006, and its unaudited pro forma consolidated statement of income giving effect to the purchase of QVM, L.L.C., included in the Company’s Form 8-K/A filed on September 19, 2006, as more fully described in Note 2 to our audited consolidated financial statements contained the Company’s 2006 10-K Annual Report. The correction of these matters had no impact on our net income, net worth or cash and cash equivalents as reflected in our statement of cash flows, as previously reported for 2005 and the third quarter ended September 30, 2006.

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

Except as described above, no changes in the Company’s internal controls over financial reporting have come to management’s attention that occurred during the quarter ended June 30, 2007, that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

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

Item 2 -    Unregistered Sale of Equity Securities and Use of Proceeds.

On June 18, 2007, the Company and Hayden Communications, Inc. (“Hayden”) entered into an agreement under which Hayden will provide public and investor relation services to the Company for a period of one year in exchange for a monthly fee and warrants to purchase 15,000 shares of our common stock. Each warrant allows Hayden to purchase one of share of our common stock for $7.08 per share. The warrants become exercisable on June 15, 2008 and expire on June 15, 2011. The warrants are exercisable on cashless basis under certain circumstances. The warrants were issued to Hayden in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. No underwriters were engaged in connection with such issuances.

During the three months ended June 30, 2007, we issued an aggregate of 198,000 shares of our common stock upon the exercise of 99,000 of our Series A warrants, having an exercise price of $4.05 per share, and 99,000 of our Series B warrants, having an exercise price of $4.25 per share. Net proceeds from these warrant exercises were approximately $822. The shares were issued to warrant holders in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. No underwriters were engaged in connection with such issuances.

Our loan agreement with Comerica Bank directly restricts our ability to declare or pay dividends without Comerica’s consent. In addition, pursuant to our loan agreement with Comerica, we must maintain a minimum tangible effective net worth, as defined in the credit agreement. This tangible net worth requirement takes into account dividends paid to our shareholders. Therefore, in determining whether we can pay dividends, or the amount of dividends that may be paid, we will also have to consider whether the payment of such dividends will allow us to maintain the tangible net worth requirement in our loan agreement.

Item 3 -    Defaults Upon Senior Securities

Not applicable.

Item 4 -    Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on June 18, 2007. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for and against, as well the number of abstentions and broker non-votes as to each matter.

(a) Our shareholders elected the following persons as directors with votes for, votes against and abstentions listed below for each nominee:

Director Nominee	Votes For	Votes Against	Abstain
Robert S. Gigliotti	4,675,293	0	3,207
David J. Langevin	4,675,293	0	3,207
Terrence P. McKenna	4,675,293	0	3,207
Marvin B. Rosenberg	4,675,293	0	3,207

(b) Our shareholders ratified the appointment of UHY, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007, with votes for, votes against, abstentions, and broker non-votes listed below:

For	Against	Abstain	Broker Non-Votes
4,660,458	1	18,041	0

Item 5 -    Other Information

The following items occurred within the last four business days of the date of filing of this quarterly report and are reported here in lieu of filing a Form 8-K.

Item 1.01 Entry into a Material Definitive Agreement

Effective as of August 9, 2007, the Company entered into Amendment No. 1 to that certain Master Revolving Note in original principal amount of CDN$3.5 million, dated December 2006, by and between Manitex Liftking, LLC and Comerica Bank. Amendment No. 1 extends the maturity date of the note to April 1, 2009 and increases the Company’s borrowing capacity under the note to CDN $4.5 million.

Effective as of August 9, 2007, the Company entered into Amendment No. 1 to the Second Amended and Restated Credit Agreement by and between the Company, Manitex, Inc. and Comerica Bank dated April 11, 2007. This Amendment No. 1 extends the maturity date of the Second Amended and Restated Credit Agreement to April 1, 2009.

Effective as of August 9, 2007, the Company entered into Amendment No. 3 to that certain Variable Rate Single Payment Note in original principal amount of $20 million, dated March 10, 2005, as amended, by and between Quantum Value Management, LLC and Comerica Bank. This Amendment No. 3 extends the maturity date of the note to April 1, 2009.

Item 6 -    Exhibits and Reports on Form 8-K

See Exhibit Index

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

10.1	Amendment No. 1, effective as of August 9, 2007, to that certain Master Revolving Note in original principal amount of CDN$3.5 million, dated December 2006, by and between Manitex Liftking, LLC and Comerica Bank.					X

10.2	Amendment No. 1, effective as of August 9, 2007, to the Second Amended and Restated Credit Agreement by and between the Company, Manitex, Inc. and Comerica Bank dated April 11, 2007					X

10.3	Amendment No. 3, effective as of August 9, 2007, to that certain Variable Rate Single Payment Note in original principal amount of $20 million, dated March 10, 2005, as amended, by and between Quantum Value Management, LLC and Comerica Bank.					X

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.					X

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2007	By:	/s/ David J. Langevin
David J. Langevin
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 14, 2007	By:	/s/ David H. Gransee
David H. Gransee
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)