Form 10-Q
period 2007-09-30
Veri-Tek International, Corp.
filed 2007-11-14
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of the registrant’s common stock, no par value, outstanding as of November 8, 2007 was 9,805,875.

VERI-TEK INTERNATIONAL, CORP.

FORM 10-Q INDEX

PART 1 – FINANCIAL INFORMATION

Item 1— Financial Statements

Veri-Tek International Corp. and Subsidiaries

Condensed Consolidated Balance Sheet

(In thousands, except for per share amounts)

	September 30, 2007	December 31, 2006
	(unaudited)	(restated)
ASSETS
Current Assets
Cash	$1,302	$615
Trade receivables (net)	15,783	14,137
Receivables from related parties	—	1,744
Other receivables	271	—
Inventory (net)	17,075	16,830
Deferred income tax assets	893	893
Prepaid expenses and other	736	465
Assets held for sale	310	1,430

Total current assets	36,370	36,114
Total fixed assets (net)	5,678	6,117
Receivables from related parties	—	2,978
Intangible assets (net)	21,765	21,283
Deferred income tax assets	3,747	3,747
Goodwill	14,065	13,305
Assets held for sale	—	300

Total assets	$81,625	$83,844

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$602	$515
Current portion of capital lease obligations	299	356
Accounts payable	11,330	14,181
Accrued expenses	3,801	2,965
Other current liabilities	361	732
Liabilities held for sale	309	572

Total current liabilities	16,702	19,321
Long-Term Liabilities
Lines of credit	15,125	14,121
Deferred income tax liabilities	4,640	4,640
Notes payable	5,694	17,303
Capital lease obligations	4,484	4,685
Deferred gain on sale of building	4,025	4,310
Other long term liabilities	85	—

Total long term liabilities	34,053	45,059

Total liabilities	50,755	64,380

Commitments and contingencies	—	—
Minority interest	1,024	1,024
Shareholders’ Equity
Common stock – no par value, Authorized 20,000,000 shares authorized; issued and outstanding 9,805,875 and 7,859,875 at September 30, 2007 and December 31, 2006, respectively	41,928	31,274
Warrants	1,788	2,272
Retained earnings	(14,820)	(15,050)

	September 30, 2007	December 31, 2006
	(unaudited)	(restated)
Accumulated other comprehensive income (loss)	982	(56)

Subtotal	29,878	18,440
Less: Unearned Stock Based Compensation	(32)	—

Total Shareholders’ equity	29,846	18,440

Total liabilities & equity	$81,625	$83,844

The accompanying notes are an integral part of these financial statements.

VERI-TEK INTERNATIONAL, CORP.

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	Unaudited	Unaudited and Restated	Unaudited	Unaudited and Restated
Net sales	$26,600	$20,021	$79,689	$20,021
Cost of Sales	21,594	17,260	64,665	17,260

Gross profit	5,006	2,761	15,024	2,761
Operating expenses
Research and development costs	204	102	579	102
Selling, general and administrative expenses, including corporate expenses of $791 and $675 for the three months and $2,727 and $899 for the nine months ended September 30, 2007 and 2006, respectively	2,935	1,533	9,553	1,757

Total operating expenses	3,139	1,635	10,132	1,859

Operating income from continuing operations	1,867	1,126	4,892	902
Other income (expense)
Interest income	—	5	6	36
Interest expense	(891)	(1,033)	(2,796)	(1,033)
Foreign currency transaction losses	(172)	—	(662)	—
Other income	1	—	147	—

Total other income (expense)	(1,062)	(1,028)	(3,305)	(997)

Income (loss) from continuing operations before income taxes	805	98	1,587	(95)
Income tax (benefit)	(67)	115	147	49

Net income (loss) from continuing operations	872	(17)	1,440	(144)
Discontinued operations
Loss from operations of the discontinued Testing and Assembly Equipment segment, net of income taxes (benefit) of $(0) and $(327) for the three months and $(0) and $(666) for the nine months ended September 30, 2007 and 2006, respectively	(196)	(549)	(1,162)	(1,206)
Gain (loss) on sale or closure of discontinued operations net of income tax (benefits)	242	—	(48)	—

Net income (loss)	$918	$(566)	$230	$(1,350)

Earnings Per Share
Basic
Earnings (loss) from continuing operations	$0.10	$—	$0.18	$(0.03)
Loss from discontinued operations	$(0.02)	$(0.11)	$(0.14)	$(0.24)
Gain (loss) on sale or closure of discontinued operations net of income tax	$0.03	$—	$(0.01)	$—

Net earning (loss) per share	$0.11	$(0.11)	$0.03	$(0.27)
Diluted
Earnings (loss) from continuing operations	$0.09	$—	$0.17	$(0.03)
Loss from discontinued operations	$(0.02)	$(0.11)	$(0.13)	$(0.24)
Gain (loss) on sale or closure of discontinued operations net of income tax	$0.03	$—	$(0.01)	$—

Net earnings (loss) per share	$0.10	$(0.11)	$0.03	$(0.27)
Weighted average common share outstanding
Basic	8,636,940	5,104,769	8,136,249	4,952,431
Diluted	9,239,276	5,104,769	8,723,865	4,952,431

The accompanying notes are an integral part of these financial statements.

VERI-TEK INTERNATIONAL CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2007	2006
	Unaudited	Unaudited and Restated
Cash flows from operating activities:
Net income (loss)	$230	$(1,350)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	1,607	42
Provisions for allowances for doubtful accounts	(44)	32
Gain on disposal of assets	(10)	—
Deferred income taxes	—	466
Inventory reserves	421	13
Stock based deferred compensation	13	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,096)	(1,913)
(Increase) decrease in accounts receivable – related party	36	149
(Increase) decrease in inventory	1,908	1,267
(Increase) decrease in prepaid expenses	(226)	(452)
(Increase) decrease in customer deposits	—	130
Increase (decrease) in accounts payable	(2,895)	(464)
Increase (decrease) in accrued expenses	820	243
Increase (decrease) in other current liabilities	(432)	—
Discontinued operations – cash provided by operating activities	26	3,624

Net cash provided by operating activities	358	1,787
Cash flows from investing activities:
Purchase of capital equipment	(22)	(71)
Acquisition of business, net of cash acquired	—	(10)
Proceeds from the sale of assets of discontinued operations	1,131	—
Investment in patents and drawings	—	(117)
Proceeds from sale of equipment	16	—
Discontinued operations—cash used by investing activities	—	(360)

Net cash provided (used) by investing activities	1,125	(558)
Cash flows from financing activities:
Borrowings (repayments) on revolving credit facility	833	(2,840)
Payments of capital lease obligations	(258)	(378)
Payments on notes	(11,522)	—
Net proceeds from issuance of stock	8,019	—
Proceeds from issuance of warrants	231	—
Proceeds from exercise of warrants	1,875	—

Net cash used by financing activities	(822)	(3,218)
Effect of exchange rate change on cash	26	—
Net increase (decrease) in cash and cash equivalents	661	(1,989)
Cash and cash equivalents at the beginning of the year	615	2,025

Cash and cash equivalents at end of period	$1,302	$36

The acquisition of Noble Product Line (“Noble”) assets was a non-cash transaction, in which the Company acquired the Noble assets in exchange for the forgiveness of $4.2 million that GT Distribution owed the Company. As a non-cash transaction, the assets acquired and the forgiveness of the liability are both excluded from the cash flow statement. See Note 4.

The accompanying notes are an integral part of these financial statements.

VERI-TEK INTERNATIONAL, CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share data)

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

On November 30, 2006, the Company completed the acquisition of the operating assets of Liftking Industries, Inc. headquartered in Woodbridge (Toronto), Ontario. Liftking manufactures a complete line of rough terrain forklifts, and specialty mission oriented vehicles, as well as other specialized carriers, and heavy material transporters and steel mill equipment. The acquired business operates under the name Manitex Liftking, ULC and is part of the Company’s Lifting Equipment segment.

On July 31, 2007, Veri-Tek International, Corp. (the “Company”) entered into an asset purchase agreement with GT Distribution, LLC ( “GT Distribution”) pursuant to which GT Distribution transferred all of its rights and interest in the Noble forklift product line (the “Product Line”) to the Company. The Noble product line, which is comprised of four rough terrain forklifts in several configurations, will be produced in our two current production facilities which are located in Woodbridge, Ontario and Georgetown, Texas. The results for the Noble Product line Acquisition have been included in the accompanying consolidated statement of operations from the date of the Acquisition. See Note 4.

Against the background of the operating losses generated in recent history by the Testing & Assembly Equipment segment operations based at Wixom, Michigan, the Company conducted a strategic review of these operations. On March 29, 2007, our Board of Directors approved a plan to sell our Testing & Assembly Equipment segment’s operating assets including its inventory, machinery, equipments and patents. As a result, our Testing & Assembly Equipment segment has been accounted for as a discontinued operation starting with the first quarter of 2007 until its disposition. On July 5, 2007 the Company entered into an Asset Purchase Agreement with EuroMaint Industry, Inc., a Delaware corporation (“EuroMaint”). Under the terms of the Asset Purchase Agreement, the Company agreed to sell and EuroMaint agreed to purchase certain assets of the Company used in connection with the Company’s diesel engine testing equipment business. EuroMaint also assumed and agreed to pay, perform and discharge when due certain obligations of the Company arising in connection with the operation of the Company’s diesel engine testing equipment business. In addition to the assumption of those certain assumed liabilities, EuroMaint agreed to pay to the Company the aggregate purchase price of $1.1 million. This transaction was completed on August 1, 2007. As of August 31, 2007, all operations of the Company’s Testing and Assembly Equipment segment operations had ceased. The Testing and Assembly Equipment segment operated from a leased facility. The lease termination date for this facility was August 31, 2007. See Note 5.

As result of discontinuing our Testing and Assembly Equipment segment, the Company again operates in only a single business segment, Lifting Equipment.

2. Basis of Presentation

The condensed consolidated financial statements, included herein, have been prepared by the Company without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company’s financial position as of September 30, 2007, and results of its operations and cash flows for the periods presented. The consolidated balances as of December 31, 2006 were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2006. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the year.

Reclassifications

Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation.

Restatement

The Company’s consolidated financial statement includes a restatement of the Balance Sheet as of December 31, 2006, Statement of Operations for the three and nine months ended September 30, 2006 and the Statement of Cash Flows for the nine months ended September 30, 2006 to reflect the Testing and Assembly Equipment segment as a discontinued operation. See Note 5.

3. Critical Accounting Policies

Revenue Recognition — For products shipped FOB destination, sales are recognized when the product reaches its FOB destination, or when the services are rendered, which represents the point when the risks and rewards of ownership are transferred to the customer. For products shipped FOB shipping point, revenue is recognized when the product is shipped, as this is the point when title and risk of loss pass from us to our customers. The proportionate performance method was used to recognize income from the design and manufacturing of testing equipment in the discontinued Testing and Assembly Equipment segment.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss carry forwards. Based upon the weight of available evidence, the Company could not conclude that it was more likely than not that its net deferred tax assets at December 31, 2006 would be realized. As such a valuation allowance of $2,128 at December 31, 2006 was established. This represented the amount that total deferred tax assets exceed total deferred tax liabilities.

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

Discontinued Operations — The consolidated financial statements present the Testing and Assembly Equipment Segments as a discontinued operation in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Impairment of Long Lived Assets — In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets, including property and equipment, and other identifiable intangibles for impairment annually in the fourth quarter of the year or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. The Company has recorded no losses on impairment of long-lived assets during the three and nine months ended September 30, 2007 and 2006. The Company did, however, record an impairment charge of $5,932 during the quarter ended December 31, 2006 related to certain of its long-lived assets in the discontinued Testing and Assembly Equipment segment.

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

Comprehensive Income (Loss) — Statement of Financial Accounting Standard (“SFAS”) No. 130 “Reporting Comprehensive Income” requires reporting and displaying comprehensive income and its components. Comprehensive income includes, in addition to net earnings, other items that are reported as direct adjustments to stockholder’s equity. Currently, the only comprehensive income adjustment required for the Company is a foreign currency translation adjustment, the result of consolidating its foreign subsidiary. Comprehensive income (loss) from continuing operations was $1,377 and ($566), for the three months ended September 30, 2007, and 2006 and $1,268 and $(1,350) for the nine months ended September 30, 2007 and 2006, respectively.

Foreign Currency Translation — The financial statements of the Company’s non-U.S. subsidiaries are translated using the current exchange rate for assets and liabilities and the weighted-average exchange rate for the year for income and expense items. Resulting translation adjustments are recorded to Accumulated Other Comprehensive Income (OCI) as a component of stockholders’ equity.

The Company converts receivables and payables denominated in other than the Company’s functional currency at the exchange rate as of the balance sheet date. The resulting transaction exchange gains or losses, except for certain transactions gains or loss related to intercompany receivable and payables, are included in other income and expense. Transaction gains and losses related to intercompany receivables and payables not anticipated to be settled in the foreseeable future are excluded from the determination of net income and are recorded as a translation adjustment to Accumulated Other Comprehensive Income (OCI) as a component of stockholders’ equity.

Forward Currency Exchange Contracts — Beginning in September 2007, the Company entered in forward currency exchange contracts in relationship such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. In accordance with FAS No. 52, the Company records at the balance sheet date the forward currency exchange contracts at its market value with any associated gain or loss being recorded in current earnings as a currency gain or loss.

Financial Instruments and Credit Risk Concentrations — Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, trade receivables and payables.

The Company maintains its cash balances and marketable securities at banks in Detroit, Michigan and Toronto, Canada. Accounts in the United States are insured by the Federal Deposit Insurance Corporation up to $100. At September 30, 2007 and December 31, 2006, the Company had uninsured balances of $1,202 and $615, respectively.

The Company purchases forward contracts in relationship so that gains and losses on its forward contracts offsets exchange gains and losses on its on the assets and liabilities denominated in other than the reporting units’ functional currency. At September 30, 2007, the Company had entered into a series of forward currency exchange contracts. The contracts obligate the Company to purchase approximately CND $5.0 million in total. The contracts which are in various amounts mature between October 15, 2007 and December 31, 2009. Under the contract, the Company will purchase Canadian dollars at exchange rates between .9537 and .9805. The Canadian to US dollar exchange rates were 1.0037 and 1.0708 at September 30, 2007 and November 5, 2007, respectively. At September 30, 2007, the forward contracts held by the Company had market value of approximately $218. Forward currency exchange contracts, if not offset by existing foreign currency positions, will result in the recognition of gains and losses which are not offset.

For the nine months ended September 30, 2007 no single customer accounted for 10% or more of our accounts receivable. For the fiscal year ended December 31, 2006, two customers accounted for 22% of total Company accounts receivable.

Two suppliers constituted 15% and 11% of the Company’s total purchases in the third quarter 2007 and one supplier accounted for 13% of total Company purchases for the nine months ended September 30, 2007. The Company had two suppliers who accounted for 23% and 12% of total Company purchases in the third quarter of 2006. Purchases made from the two aforementioned vendors totaled 21% and 11% for the nine months ended September 30, 2006. No customers accounted for more than 10% of Company sales for the third quarter 2007 or the nine months ended September 30, 2007. One customer accounted for 11% of revenues for the nine months ended September 30, 2006 and three customers accounted for 13%, 12%, and 11%, respectively for the third quarter 2007.

Variable Interest Entities — In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (“FIN No. 46R”). This pronouncement clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and changes the criteria by which one Company includes another entity in its consolidated financial statements. This may occur when equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial subordinated support from other parties. Although the Company is not required to consolidate under FIN 46R; the Company has determined that it has a variable interest in a related entity, for which it is not the primary beneficiary.

The Company has a variable interest in the related entity primarily because of the common shareholder ownership between the Company and GT Distribution, LLC, the Company is exposed to risk in regards to its variable interest. The Company both purchases from and sells to GT Distribution. The Company’s exposure will vary in the future and is dependent on purchase from and sales to GT Distribution as well as payment made to or received from GT Distribution. As of September 30, 2007, the Company had net payable to GT Distribution or its subsidiaries of approximately $37.

At June 30, 2007, the company had a significant variable interest in a related entity GT Distribution, LLC in the form of a receivable in the amount of $4,219. Primarily because of the common shareholder ownership between the Company and GT Distribution, LLC, the Company is exposed to risk in regards to its variable interest. At December 31, 2006, the carrying amount of the assets of GT Distribution, LLC totaled $12,413 and the carrying amount of its debt totaled $11,228. During the year ended December 31, 2006 GT Distribution, LLC had revenue of approximately $21,279. At June 30, 2007, the exposure to the Company was the carrying amount of the receivable recorded at $4,219. On July 31, 2007, the Company completed the acquisition of certain assets of GT Distribution (the Noble forklift product line assets) from GT Distribution. The Company received the Noble product line assets in settlement of the $4,219 receivable from GT Distribution. See Note 4 – “Noble Product Line Assets Acquisition” for further details regarding the transaction.

4. Noble Product Line Asset Acquisition

On July 31, 2007, Veri-Tek International, Corp. (the “Company”) entered into an asset purchase agreement with GT Distribution, LLC ( “GT Distribution”) pursuant to which GT Distribution transferred all of its rights and interest in the Noble forklift product line (the “Product Line”) to the Company in exchange for the discharge of obligations and trade payables of GT Distribution and certain of its subsidiaries totaling $4,219 and assumption by the Company of certain liabilities associated with the Product Line.

David J. Langevin, the Company’s Chairman and Chief Executive Officer, has a significant ownership interest in GT Distribution. As a result, the Company received a fairness opinion from an independent financial advisor and the approval of a special independent committee of the Company’s board of directors prior entering into this transaction.

The Noble Product line production is being integrated into our two current production facilities which are located in Woodbridge, Ontario and Georgetown, Texas. The results for the Noble Product line Acquisition have been included in the accompanying consolidated statement of operations from the date of the Acquisition. The results for Noble Product Line for two months ended September 30, 2007 are not significant.

The purchase price of $4,219 has been allocated based on an estimate of the fair values of assets acquired and liabilities assumed. The Company is still in the process of assessing the fair value of assets and liabilities, particularly the inventory, acquired in the transaction. The final valuation of net assets is expected to be completed as soon as possible, but no later than one year from the acquisition date in accordance with generally accepted accounting principals.

The purchase price has been preliminarily allocated based on management’s estimates as follows (in thousands):

Purchase Price Allocation:
Trade receivables	195
Inventories	1,267
Trade names & trademarks	380
Patented & Unpatented Technology	780
Customer Relationships	1,130
Goodwill	675
Accounts payable	(156)
Accrued expenses & other current liabilities	(30)
Payable to related parties	(22)

Total purchase price paid	$4,219

A reputation for superior product design, access to a preferred network of dealers and a leading presence in the lifting equipment industry resulted in the recognition of $675 of Goodwill.

Proforma information is not being provided for the Noble Product Line, as it does not meet the criteria to be an acquisition of a business. The Noble Product Line is being manufactured in the Company’s two existing manufacturing facilities located in Georgetown, Texas and Woodbridge, Ontario.

5. Discontinued Operations

Against the background of operating losses generated in recent history by the Testing and Assembly Equipment segment operations based at Wixom, Michigan, the Company conducted a strategic review of these operations. On March 29, 2007, our Board of Directors approved a plan to sell our Testing and Assembly Equipment segment’s operating assets including its inventory, machinery and equipment and patents. As a result, our Testing and Assembly Equipment segment has been accounted for as a discontinued operation starting with the first quarter of 2007 until its disposition.

In December 2006, the Company recorded an impairment charge of $6,632 relating to the carrying value of the segment’s long lived assets and its inventory. In the three months ended March 31, 2007, the Company recorded a provision for the expected loss on the sale of discontinued operations of $366. The reserve for loss on sale of discontinued operations was reduced by $76 in the second quarter 2007 and $33 in the third quarter 2007 as the severance accrual was decreased as the Company’s estimate for severance costs was lowered.

On July 5, 2007 the Company entered into an Asset Purchase Agreement with EuroMaint Industry, Inc., a Delaware corporation (“EuroMaint”). Under the terms of the Asset Purchase Agreement, the Company agreed to sell and EuroMaint agreed to purchase certain assets of the Company used in connection with the Company’s diesel engine testing equipment business. EuroMaint also assumed and agreed to pay, perform and discharge when due certain obligations of the Company arising in connection with the operation of the Company’s diesel engine testing equipment business. In addition to the assumption of those certain assumed liabilities, EuroMaint agreed to pay to the Company the aggregate purchase price of $1,100. This transaction closed on August 1, 2007. In August 2007, the Company sold at auction all the remaining tangible assets of the Testing and Assembly Equipment segment, comprised of inventory and fixed assets. The Company recorded a gain of $209 on the sale of assets in the third quarter of 2007. The remaining balance of $310 shown as assets held for sale is comprised of trade receivables and other receivables which are expected to be collected in normal course.

The following table sets forth the detail of the net loss from discontinued operations for the three and nine months ended September 30, 2007 and 2006:

	For three months ended September 30,		For nine months ended September 30,
	2007	2006	2007	2006
Revenues from discontinued operations	$197	$638	$1,355	$4,550
Loss from discontinued operations before income taxes	(196)	(875)	(1,068)	(1,872)
Benefit from income taxes	—	(326)	—	(666)
Net loss from discontinued operations	(196)	(549)	(1,162)	(1,206)
Gain (loss) on sale of discontinued operations	242	—	(48)	—

In 2007, the Company did not record a tax benefit attributable to losses from discontinued operations as the Company may not utilize such loss in future years.

The estimated loss on sale is shown below:

Category of Closure Cost	Estimated Cost
Employee termination costs	$57
Provision for termination of contracts	200
Net gain on sale of assets	(209)

Total loss on sale of discontinued operations	$48

Restatement of prior year to reflect the Testing and Assembly equipment as a discontinued operation is shown below:

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	As Reported	Reclassed to Discontinued Operations	Restated	As Reported	Reclassed to Discontinued Operations	Restated
Net sales	$20,658	$(637)	$20,021	$24,571	$(4,550)	$20,021
Cost of sales	18,355	(1,095)	17,260	22,299	(5,039)	17,260

Gross profit	2,303	458	2,761	2,272	489	2,761
Operating expenses	2,053	(418)	1,635	3,242	(1,383)	1,859

Operating income (loss) from continuing operations	250	876	1,126	(970)	1,872	902
Other income and expense	(1,027)	(1)	(1,028)	(997)	—	(997)

Income (loss) from continuing operations before income taxes	(777)	875	98	(1,967)	1,872	(95)
Income tax (benefit)	(211)	326	115	(617)	666	49

Net loss from continuing operations	(566)	549	(17)	(1,350)	1,206	(144)
Loss from operations of discontinued Testing and Assembly Equipment segment	—	(549)	(549)	—	(1,206)	(1,206)

Net loss	$(566)	$—	$(566)	$(1,350)	$—	$(1,350)

6. Net Earnings (Loss) Per Common Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of warrants and convertible subsidiary stock. Details of the calculations are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net Income per common share basic and diluted
Earnings (loss) from continuing operations	$872	$(17)	$1,440	$(144)
Loss from discontinued operations	(196)	(549)	(1,162)	(1,206)
Gain (loss) on sale and closure of discontinued operations net of income tax	242	—	(48)	—

Net income (loss) per common share	$918	$(566)	$230	$(1,350)

Earnings per share
Basic
Earnings (loss) from continuing operations	$0.10	$—	$0.18	$(0.03)
Loss from discontinued operations	(0.02)	(0.11)	(0.14)	(0.24)
Gain (loss) on sale and closure of discontinued operations net of income tax	0.03	—	(0.01)	—

Net earnings (loss) per common share	$0.11	$(0.11)	$0.03	$(0.27)

Diluted
Earnings (loss) from continuing operations	$0.09	$—	$0.17	$(0.03)
Loss from discontinued operations	(0.02)	(0.11)	(0.13)	(0.24)
Gain (loss) on sale or closure of discontinued operations net of income tax	0.03	—	(0.01)	—

Net earnings (loss) per common share	$0.10	$(0.11)	$0.03	$(0.27)

Weighted average common share outstanding
Basic	8,636,940	5,104,769	8,136,249	4,952,431

Diluted:
Basic	8,636,940	5,104,769	8,136,249	4,952,431
Dilutive effect of warrants	336,336	—	321,616	—
Dilutive effects of exchangeable subsidiary stock	266,000	—	266,000	—

Diluted	9,239,276	5,104,769	8,723,865	4,952,431

7. Equity

Stock and Warrants Issuance of Common

2007 Private Placement

On September 10, 2007, the Company closed a $9,000 private placement of its common stock (the “2007 Private Placement”) pursuant to the terms of a security purchase agreement entered into among the Company and certain institutional investors on August 30, 2007 (the “2007 Securities Purchase Agreement”). Pursuant to the 2007 Securities Purchase Agreement, Veri-Tek issued 1,500,000 shares of its common stock. The Company also issued warrants (as described below) to the investment banker who acted as its exclusive placement agent for the 2007 Private Placement. In connection with the 2007 Private Placement, the Company incurred investment banking fees of $630 and legal fees and expenses of approximately $119. The Company’s net cash proceeds after fees and expenses were $8,251 with $8,019 and $231 being allocated to common stock and warrants, respectively.

In connection with the Private Placement, the Company has filed a Registration Statement on Form S-3 to register resale of shares issued in the Private Placement and the shares underlying the warrants. The registration statement was declared effective on October 15, 2007.

Stock Issuance

On July 30, 2007, Company issued 2,000 shares of common stock as a warrant holder exercised 1,000 Series A warrants and 1,000 Series B warrants. The exercise of warrants resulted in an increase in common stock of $12 of which approximately $8 represented cash received upon the exercise of the warrants and the balance of approximately $3 represent the value of the exercised warrants as determined upon issuance of the warrants on November 15, 2006. As a result of exercise, the $3 which was previously included in shareholders’ equity under the caption warrants is transferred to common stock.

On July 5, 2007, Company issued 246,000 shares of common stock as warrant holders exercised 246,000 Series B warrants. The exercise of warrants resulted in an increase in common stock of $1,463 of which approximately $1,046 represented cash received upon the exercise of the warrants and the balance of approximately $417 represent the value of the exercised warrants as determined upon issuance of the warrants on November 15, 2006. As a result of exercise, the $417 which was previously included in shareholders’ equity under the caption warrants is transferred to common stock.

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

2006 Private Placement

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

Stock Warrants

The Company accounts for equity instruments issued to non-employees based on the fair value of the equity instruments issued. The Warrants will be exercisable on a cashless basis under certain circumstances, and are callable by the Company on a cashless basis under certain circumstances. Roth Capital Partners, LLC acted as exclusive placement agent for the 2007 Private Placement and received cash and 105,000 warrants to purchase the Company’s common stock as a placement agent fee. The Warrants were issued the day after the closing of the 2007 Private Placement (September 11, 2007) and will be exercisable after the sixth month anniversary of the issuance date of the Warrants until September 11, 2012. The warrant holder can purchase 105,000 shares of the Company’s common stock. The Warrants have an exercise price of $7.18 per share.

The Security Purchase Agreement provided for the issuance of series A and Series B warrants. The Series A Warrants and the Series B Warrants (together the “Warrants”) were issued upon the closing of the Private Placement (November 15, 2006) and will be exercisable after the sixth month anniversary of the issuance date of the Warrants until November 15, 2011. The Series A warrant holders can purchase 550,000 shares of the Company’s common stock. The Series A Warrants have an exercise price of $4.05 per share. The Series B warrant holders can purchase 550,000 shares of the Company’s common stock. The Series B Warrants have an exercise price of $4.25 per share. During the nine months ended September 30, 2007, the warrant holders exercised 100,000 Series A warrants and 346,000 Series B warrants. During the three months ended September 30, 2007, the warrant holders exercised 1,000 Series A warrants and 247,000 Series B warrants.

On November 15, 2006, the Company issued warrants to purchase an aggregate of 192,500 shares of the Company’s common stock to a finder and to Roth Capital Partners, LLC for acting as placement agent in connection with the Private Placement. These warrants will be exercisable until November 15, 2011, and have an exercise price of $4.62 per share.

On June 18, 2007, the Company and Hayden Communications, Inc. (“Hayden”) entered into a contract under which Hayden will provide public and investor relation services to the Company for a period of one year. The contract provides for the issuance of 15,000 warrants to Hayden Communications, Inc. Each warrant allows Hayden to purchase one share of Company Common Stock for $7.08 per share. The warrants are exercisable beginning on June 15, 2008 and expire on June 15, 2011. The warrants are exercisable on a cashless basis under certain circumstances. The warrants and underlying common stock are not registered under federal or state securities laws and, therefore, may not be sold or transferred by Hayden in the absence of registration or an exemption therefrom.

At September 30, 2007 and December 31, 2006, the Company had issued and outstanding warrants as follows:

Number of Warrants Shares		Exercise Price	Expiration Date	In Connection With
September 30, 2007	December 31, 2006
450,000	550,000	$4.05	November 15, 2011	Private placement
204,000	550,000	$4.25	November 15, 2011	Private placement
192,500	192,500	$4.62	November 15, 2011	Placement Agent Fee
15,000	—	$7.08	June 15, 2011	Investor Relation Service
105,000	—	$7.18	September 11, 2012	Placement Agent Fee

As of September 30, 2007 446,000 warrants issued have been exercised.

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

Through September 30, 2007 no grants have been made under the 2004 Equity Incentive Plan.

8. Minority Interest

On November 30, 2006, the Company issued 266,000 shares of stock in Manitex Liftking Canadian Subsidiary with a value of $1,024. These shares are exchangeable into 266,000 shares of the Company’s Common Stock. As of September 30, 2007, the shares had not yet been exchanged for Veri-Tek International Corp. Common Stock. Until the shares are exchanged, the value of the exchangeable shares is shown as a minority interest. The Company expects that the shares will be exchanged for Veri-Tek International Corp. Common Stock.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). This statement requires balance sheet recognition of the over funded or under funded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Non-Shareowners’ Changes in Equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. On January 1, 2007, the Company adopted SFAS No. 158, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The adoption of the Statement did not have a material impact on its financial position, results of operations or cash flows.

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

10. Inventory

The components of inventory are as follows:

	September 30, 2007	December 31, 2006
Raw Materials and Purchased Parts, net of $421 of reserves at September 30, 2007	$14,597	$11,726
Work in Process	2,014	4,589
Finished Goods and Replacement Parts	464	515

Inventories, net	$17,075	$16,830

11. Goodwill and Intangible Assets

	September 30, 2007	December 31, 2006	Useful lives
Patented and unpatented technology	$10,682	$10,084	10 years
Amortization	(1,234)	(480)
Customer relationships	8,308	7,348	20 years
Amortization	(450)	(172)
Trade names and trademarks	4,675	4,337	25 years
Amortization	(216)	(85)
Customer Backlog	473	506	< 1 year
Amortization	(473)	(255)

Intangible assets	21,765	21,283
Goodwill	14,065	13,305

Goodwill and other intangibles	$35,830	$34,588

The change in carrying amount of goodwill for 2007 is as follows (in thousands):

September 30, 2007
Balance at beginning of period	$13,305
Noble product line acquisition (See Note 4)	675
Additional goodwill arising from the implementation and interpretation of FIN 48 (See Note 16)	85

Balance at end of period	$14,065

Amortization expense for intangible assets was $406 and $19 for the three months ended September 30, 2007 and 2006 and was $1,368 and $19 for the nine months ended September 30, 2007 and 2006, respectively.

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

The following table summarizes the changes in product warranty liability:

	September 30, 2007	September 30, 2006
Beginning balance	$821	$—
Business acquired	—	547
Accrual for warranties issued during the year	1,011	439
Warranty Services provided	(1,012)	(416)
Currency conversion adjustment	44	52

Ending Balance	$864	$622

13. Line of Credit and Debt

Revolving Credit Facility

At September 30, 2007, the Company had drawn $13,983 under a revolving credit agreement with Comerica bank. The Company was eligible to borrow up to $16,500 with interest at prime plus 0.75% (prime was 7.75% at September 30, 2007). The maximum amount of outstanding was limited to the sum of 85% of eligible receivable, 75% eligible Canadian accounts and the lesser of 65% of eligible inventory or $7,500 plus $2,500. On January 1, 2008 the $2,500 is reduced to $2,000 and is further reduced by $500 on the first day of each subsequent quarter. The credit facility’s original maturity dated was January 2, 2005. The maturity date has subsequently been extended and the note is now due on April 1, 2009. The indebtedness is collateralized by substantially all of the Company assets. Additionally, certain shareholders or former shareholders of the Company have personally guaranteed $2,000 of the note. The facility contains customary limitations including, but not limited to, acquisitions, dividends, repurchase of the Company’s stock and capital expenditures. The Agreement also requires the Company to have a minimum Tangible Effective Net Worth, as defined in the agreement.

On October 18, 2007, the Company and the bank entered into an agreement that reduced the interest rate by 0.5%, increased the maximum credit line to $18,500 and increased the inventory borrowing base cap from $7,500 to $8,000.

Revolving Canadian Credit Facility

At September 30, 2007, the Company had drawn $1,142 (US) under a revolving credit agreement with a bank. The Company is eligible to borrow up to $4,500 (US) with interest at Canadian prime rate (prime was 6.25% at September 30, 2007) plus 2%. The maximum amount outstanding is limited to the sum of 80% of eligible receivables and the lesser of 50% of eligible inventory or $2,500 (US). The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets.

On October 18, 2007, the Company and the bank entered into an agreement that reduced the interest rate by 0.5%.

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

Note Payable Issued to Acquire Liftking Industries

In connection with the Liftking Industries’ Acquisition, the Company has a note payable to the seller for $2,600 (CDN) or $2,610 (US). The Note shall provide for interest at 1% over the prime rate of interest charged by Comerica Bank for Canadian dollar loans, calculated from the closing date and payable quarterly in arrears commencing April 1, 2007, and for principal payments of two hundred thousand dollars (CDN) quarterly commencing April 1, 2007, with the final installment of principal and interest thereon due December 31, 2011. The note payable is subject to a general security agreement which subordinates the seller’s security interest to the interest of the buyer’s senior secured credit facility, but shall otherwise rank ahead of the seller’s other secured creditors.

Note Payable—Bank

At September 30, 2007, the Company has a $2,615 note payable to a bank. The note payable to the bank was assumed in connection with the QVM acquisition. The note was due on September 10, 2006 .The maturity date has subsequently been extended and the note is now due on April 1, 2009. The note has an interest rate of prime plus 1% until maturity, whether by acceleration or otherwise, or until default, as defined in the agreement, and after that at a default rate of prime plus 4%. Interest is payable the first day of each month. The bank has been granted security interest in substantially all the assets of the Company’s Manitex subsidiary. Until October 18, 2007, the former members of QVM guaranteed the note. On October 18, 2007, the bank released the former members of QVM from their guarantees.

Capital Leases

The Company has a twelve year lease which expires in April 2018 that provides for monthly an initial lease payments of $68 for its Georgetown, Texas facility. The lease has been classified as a capital lease under the provisions of FASB Statement No. 13. The Company has also entered into several small equipment leases, with lease terms of three years or less that it has determined are required to be capitalized under the provisions of FASB Statement No. 13. The remaining minimum lease payments for these leases are approximately $69. As of September 30, 2007, the Company had total capital lease obligations of $4,783.

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

15. Transactions between the Company and Related Parties

In the course of conducting its business, the Company has entered into certain related party transactions. In April, 2006, prior to its acquisition by the Company, Manitex completed a sale and leaseback transaction of its Georgetown, Texas facility to an entity controlled by one of its affiliates, who was also a significant shareholder of the Company. The sale price was $5,000 and the proceeds of the transactions were used to reduce Manitex’s debt under its credit facility. The lease has a twelve year term and provides for an initial monthly rent of $67 which is adjusted annually by the lesser of the increase in the Consumer Price Index (“CPI”) or 2%. The aforementioned CPI adjustment raised the monthly rent to $68 effective April 2007. Although the Company did not obtain an independent valuation of the property or the terms of the sale and leaseback transaction in connection with its acquisition of Manitex, it believes the terms of the lease are at least as favorable to the Company as they could have obtained from an unaffiliated third party.

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

The Company, through its Manitex and Manitex Liftking subsidiaries, purchases and sells parts to GT Distribution, Inc. (including its subsidiaries) (“GT”) and has made advances to GT Distribution in connection therewith. GT is owned in part by the Company’s Chairman and Chief Executive Officer. Although the Company does not independently verify the cost of such parts, it believes the terms of such purchases and sales were at least as favorable to the Company as terms that it could obtain from a third party. GT has three operating subsidiaries, BGI USA, Inc. (“BGI”), Crane & Machinery, Inc., and Schaeff Lift Truck, Inc. BGI is a distributor of assembly parts used to manufacture various lifting equipment. Crane & Machinery, Inc. distributes Terex and Manitex cranes, and services and sells replacement parts for most brands of light duty and rough terrain cranes. Schaeff Lift Truck, Inc. manufactures electric forklifts. Schaeff Lift Truck, Inc. has a 100% owned subsidiary domiciled in Bulgaria, SL Industries, Ltd.

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Rent paid -Georgetown Facility 1	$205	$201	$611	$201
Rent paid -Woodbridge Facility 2	$118	—	$310	—
Rent paid -Bridgeview Facility 3	$9	—	$9	—

Sales to:
Crane & Machinery, Inc	$25	$45	$196	$45
BGI USA, Inc.	32	—	41	—
Schaeff Lift Truck, Inc.	179	1	476	1
SL Industries, LTD.	2	—	2	—
Liftmaster	140	—	246	—

Total Sales	$378	$46	$961	$46

Purchases from:
BGI USA, Inc	$461	$207	$776	$207
Crane & Machinery, Inc	—	—	19	—
Schaeff Lift Truck, Inc.	55	—	624	—
SL Industries, LTD.	204	200	1,176	200
Liftmaster	22	—	64	—

Total Purchases	$742	$407	$2,659	$407

Miscellaneous Transactions:
Professional services provided by Schaef Lift Truck (Outsourced staffing)	$(23)	—	$(23)	—
Operating loan provided to Schaeff Lift Truck	$46	—	$46	—

	$23	$—	$23	$—

1	The Company leases its 188,000 sq. ft. Georgetown, Texas manufacturing facility from an entity owned by one of the Company’s former significant shareholders. Pursuant to the terms of the lease, the Company makes monthly lease payment of $68. The Company is also responsible for all the associated operating expenses including, insurance, property taxes and repairs. Under the lease, which expires April 30, 2018, monthly rent is adjusted annually by the lesser of increase in the Consumer Price Index or 2%.

2	The Company leases its 85,000 sq. ft. Woodbridge facility from an entity owned by a stockholder of the Company and relative of Manitex Liftking ULC’s, president and CEO. Pursuant to the terms of the lease, the Company makes monthly lease payments of $32. The Company is also responsible for all the associated operations expenses, including insurance, property taxes, and repairs. The lease will expire on May 31, 2009.

3	The Company leases 11,750 sq. ft of office and warehouse space in GT Distribution Chicago facility for approximately $4 per month. The lease will expire on May 31, 2010.

As of June 30, 2007, the Company has a receivable of $4,219 from GT Distribution, net of amounts owed to Crane & Machinery, Inc. On July 31, 2007, Veri-Tek International, Corp. (the “Company”) entered into an asset purchase agreement with GT Distribution, LLC ( “GT Distribution”) pursuant to which GT Distribution transferred all of its rights and interest in the Noble forklift product line (the “Product Line”) to the Company in exchange for the discharge of obligations and trade payables of GT Distribution and certain of its subsidiaries totaling $4,219 and assumption by the Company of certain liabilities associated with the Product Line. David J. Langevin, the Company’s Chairman and Chief Executive Officer, has a significant ownership interest in GT Distribution. As a result, the Company received a fairness opinion from an independent financial advisor and the approval of a special independent committee of the Company’s board of directors prior entering into this transaction.

The receivable from GT Distribution was decreased from $4,722 to $4,219 during the six months ended June 30, 2007. During the fourth quarter of 2006, the first quarter of 2007, and the second quarter of 2007, GT Distribution executed inventory sales and purchase transactions with the Company. During the first Quarter 2007, it was agreed that the net payable or receivable for certain inventory transactions with the Company would be offset against the receivable the Company has from GT Distribution. The Statement of Cash Flows does not reflect the reduction of related party receivable as it is a non-cash item, with offsetting non-cash items of $394 and $109 that effect inventory and accounts payable, respectively. The non-cash amount related to inventory represents the amount that was sold to the Company during the first and second quarters of 2007 and is still in inventory. The balance of $109 represents inventory that was sold to the Company during the fourth quarter of 2006 and was in accounts payable at the time of offset.

As of September 30, 2007, the Company had $378 outstanding Accounts Receivable from GT and $415 outstanding Accounts Payable due to GT.

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

The Company has a note payable to the former owners of Liftking Industries, Inc. for $2,610 (US) issued in connection with the acquisition of Liftking Industries ULC. It was determined subsequent to the acquisition, that the note would be a related party transaction since Manitex Liftking’s President & CEO is a relative of the primary holder of the note.

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

The Company adopted FIN 48 effective January 1, 2007 and had no material unrecognized tax benefits as of the adoption date and as of September 30, 2007. The Company has decided to classify interest and penalty as a component of tax expense.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s federal tax returns for 2003 through 2006 tax years remain subject to examination. The Company files in numerous state jurisdictions with varying statues of limitations. In addition, open tax years related to foreign jurisdictions remain subject to examination but are not considered material.

For the six months ended June 30, 2007, the Company provided for income taxes using an effective tax rate of 27.4%. At September 30, 2007, the Company determined that its effective tax rate should decrease to 9.3%. The change in the effective tax rate is the result of a change in mix of projected earnings between Canada and the United States. This causes a decrease in the effective rate as the Company has a net operating loss carry forward available to offset taxable earnings in the United States, for which a valuation allowance was previously established. The change in earnings mix is attributable to higher volume and gross profit margin increasing US earnings together with a decrease in Canadian income related to the projected continuing impact of the strengthening Canadian dollar which is adversely affecting operating margins and has resulted in foreign currency losses.

Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements relating to future events and the future performance of the Company within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes” or similar language. Our actual results may differ materially from information contained in these forward looking-statements for many reasons, including those described below and in our 2006 Annual Report on Form 10-K in the section entitled “Item 1A. Risk Factors,”

(1)	difficulties in implementing new systems, integrating acquired businesses, managing anticipated growth, and responding to technological change;

(2)	the cyclical nature of the markets we operate in;

(3)	increases in interest rates;

(4)	government spending;

(5)	the performance of our competitors;

(6)	shortages in supplies and raw materials;

(7)	our ability to meet financial covenants required by our debt agreements;

(8)	product liability claims, intellectual property claims, and other liabilities;

(9)	the volatility of our stock price;

(10)	future sales of our common stock;

(11)	the willingness of our stockholders and directors to approve mergers, acquisitions, and other business transactions; and

(12)	currency transaction (foreign exchange) risk and the risks related to forward currency contracts.

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

OVERVIEW

Historically, the Company designed, developed, and built specialty testing and assembly equipment for the automotive and heavy equipment industries that identifies defects through the use of signature analysis and in-process verification. In fiscal 2006, the Company completed two acquisitions that introduced Lifting Equipment into the Company operations as a second segment of activity. Effective July 3, 2006, the Company completed the purchase of Manitex, Inc. (“Manitex”) via an acquisition of all of the membership interests in Quantum Value Management, LLC (an entity owned by certain stockholders of the Company). On November 30, 2006, the Company, through its wholly owned subsidiary, Manitex Liftking, ULC, an Alberta unlimited liability corporation (“Manitex Liftking”), completed the acquisition (the “Liftking Acquisition”) of all of the operating assets of Liftking Industries, Inc., an Ontario, Canada corporation (“Liftking”). As the result of these two acquisitions, the Company is a leading provider of engineered lifting solutions including boom truck cranes, rough terrain forklifts and special mission oriented vehicles. Through the Company’s Manitex subsidiary, it markets a comprehensive line of boom trucks and sign cranes. The Company’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including roads, bridges and commercial construction. Through the Company’s Manitex Liftking subsidiary, it sells a complete line of rough terrain forklifts and special mission oriented vehicles, as well as other specialized carriers, heavy material handling transporters and steel mill equipment. Manitex Liftking’s rough terrain forklifts are used in both commercial and military applications.

On March 29, 2007, the Company’s Board of Directors approved a plan to sell the Company’s Testing and Assembly Equipment segment in order to focus management’s attention and financial resources on the Company’s Lifting Equipment segment. As a result, beginning in 2007, the Company’s Testing and Assembly Equipment segment was accounted for as a discontinued operation.

On July 31, 2007, Company entered into an asset purchase agreement with GT Distribution, LLC ( “GT Distribution”) pursuant to which GT Distribution transferred all of its rights and interest in the Noble forklift product line (the “Product Line”) to the Company in exchange for the discharge of obligations and trade payables of GT Distribution and certain of its subsidiaries totaling $4,219 and assumption by the Company of certain liabilities associated with the Product Line. The Noble product line, which is comprised of four rough terrain forklifts in several configurations, will be produced in our two current production facilities which are located in Woodbridge, Ontario and Georgetown, Texas. The results for the Noble Product line Acquisition have been included in the accompanying consolidated statement of operations from the date of the Acquisition.

On August 1, 2007, the Company consummated the transactions contemplated by an Asset Purchase Agreement between the Company and EuroMaint Industry, Inc., a Delaware corporation (“EuroMaint”), dated July 5, 2007. Under the terms of the Asset Purchase Agreement, the Company sold certain of its testing and assembly equipment assets for a purchase price of $1.1 million plus the assumption of certain of the Company’s liabilities relating thereto.

As of September 30, 2007, the Company’s testing and assembly operations have been closed and all operating activities of the segment have been discontinued. All inventory and fixed assets of the segment have been liquidated. However, the segment is continuing to collect open accounts receivable.

For the nine month period ended September 30, 2007, the Company’s continuing operations were comprised of the Lifting Equipment segment established through the acquisitions of Manitex, Manitex Liftking, and the Noble Product Line as described above. In the Lifting Equipment segment, the Company derives most of its revenue from purchase orders from dealers and distributors. The demand for the Company’s products depends on the general economic conditions of the market in which the Company competes. The Company’s sales depend in part on its customers’ replacement or repair cycle. Adverse economic conditions, including decrease in commodity prices, may cause customers to forego or postpone purchases. Many of the Company’s customers depend substantially on government spending, including highway construction and maintenance and other infrastructure projects. Additionally, our Manitex Liftking subsidiary revenues are impacted by the timing of orders received for military forklifts. At the present time demand for the Company’s products is strong. Margins tend to increase when production is skewed towards larger capacity cranes, special mission oriented vehicles, specialized carriers and heavy material transports and when production levels are higher.

Results of Operations

The following discussion considers:

•	Net income for the nine and three month periods ended September 30, 2007 and 2006.

•	Results of the continuing operations of our Lifting Equipment segment for the nine and three month periods ended September 30, 2007 and 2006.

•	Results of the discontinued operations of the Testing and Assembly Equipment segment for the nine and three month periods ended September 30, 2007 and 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

The results for acquisitions have been included in the accompanying consolidated statement of operations from the date of their respective acquisition, i.e., July 3, 2006 for Manitex, November 30, 2006 for Manitex Liftking and July 31, 2007 for the Noble Product Line acquisition. As such, the results for 2007 include nine months of results for Manitex and Manitex Liftiking and two months for the Noble Product Line. The results for Noble Product Line for two months ended September 30, 2007 are not significant. The results for 2006 only include three months of results for Manitex.

Net Income (loss) for the nine month periods ended September 30, 2007 and 2006

The net income of $0.2 million reported for the nine month period ended September 30, 2007 consists of net income from continuing operations of $1.4 million offset by a loss from discontinued operations of $1.2 million and an expected loss on sale of discontinued operations of $0.05 million. The Company reported a net loss of $(1.4) million for the nine months ended September 30, 2006, consisting of a net loss from continuing operations of $(0.1) million and a loss from discontinued operations of $(1.2) million.

Results of the continuing operations of our Lifting Equipment segment for the nine month periods ended September 30, 2007 and 2006

For the nine months ended September 30, 2007, net income from continuing operations was $1.4 million, which consists of revenue of $79.7 million, cost of sales of $64.7 million, research and development costs of $0.6 million, SG&A costs excluding corporate expenses of $6.9 million, Corporate SG&A expenses of $2.7 million, net interest expense of $2.8 million and other expense and foreign currency transactions expense of $0.5 million and income taxes of $0.1 million.

For the nine months ended September 30, 2006, net loss from continuing operations was $(0.1) million, which consists of revenue of $20.0 million, cost of sales of $17.3 million, research and development costs of $0.1 million, SG&A costs excluding corporate expenses of $0.9 million, Corporate SG&A expenses of $0.9 million, and net interest expense of $1.0 million.

Net Sales and Gross Profit – For the nine months ended September 30, 2007, net sales and gross profit were $79.7 million and $15.0 million, respectively. Gross profit as a percent of sales was 18.9% for the nine months ended September 30, 2007. For the nine months ended September 30, 2006 net sales and gross profit were $20.0 million and $2.8 million, respectively. Gross profit as a percent of sales was 13.8% for the nine months ended September 30, 2006.

Net sales increased $59.7 million to $79.7 million (including $20.5 million for Manitex Liftking.) for the nine months ended September 30, 2007 from $20.0 million for the comparable nine month period in 2006. The sales increase is the result of including sales for Manitex Liftking in 2007 and of having three quarters of Manitex’s results in the current year and only one quarter in the prior year.

The gross profit as a percent of net sales increased to 18.9% for the nine months ended September 30, 2007 from 13.8% for the comparable 2006 period, an improvement of 5.1%. The Company’s gross profit was favorably impacted in 2007 by product mix, a 2007 price increase and the benefit of sourcing materials from lower costs countries. The favorable mix is result of increase in the sales of cranes with higher lifting capacity. This to a large extent is attributable to the 45 ton crane which was introduced in the second quarter of 2006 and the 50 ton crane which was introduced in the second quarter 2007.

Selling, general and administrative expense – Selling, general and administrative expense for the nine months ended September 30, 2007 was $9.6 million compared to $1.8 million for the comparable period in 2006. Selling, general and administrative expense for the nine months ended September 30, 2007 are comprised of corporate expense of $2.7 million and $6.8 million related to operating companies. Selling, general and administrative expense for the nine months ended September 30, 2006 are comprised of corporate expense of $0.9 million and $0.9 million related to operating companies.

Selling, general and administrative, excluding corporate expenses, increased $5.9 million to $6.8 million (including $1.8 million for Manitex Liftking.) for the nine months ended September 30, 2007 from $0.9 million for the comparable nine month period in 2006. The increase is the result of including Manitex Liftking in 2007 and of having three quarters of Manitex’s expense in the current year and only one quarter in the prior year. Included in selling general and administrative expenses is amortization of intangible assets of $1,368 and $19 for the nine months ended September 30, 2007 and 2006, respectively. At September 30, 2006, a preliminary estimate of the Manitex purchase price allocation was used that assigned most of the value attributed to intangibles to goodwill which was not amortized. In the fourth quarter 2006, an estimate of purchase price allocation was refined with a substantial portion of the value of intangible being allocated to patented and unpatented technology, customer relationships, trade names and trademarks, and customer backlog, all assets, with definitive lives and, therefore, amortized.

Corporate expenses increased $1.8 million to $2.7 million for the nine months ended September 30, 2007 from the $0.9 million for the comparable 2006 nine month period. The increase in corporate expenses reflects the recruitment of key experienced management to build an organizational structure to continue to drive the company’s strategy and growth objectives including activity to integrate the management, systems, controls, and operations of the three acquisitions. Also, included in 2007 are legal, accounting and consulting expenses incurred in connection with the SEC review of the Company’s registration statement on Form S-3, which was declared effective on September 7, 2007 and for its Sarbanes Oxley compliance project. The Company continues to actively manage its costs relating to the Sarbanes-Oxley project in particular and balances between internal and external resources applied.

Operating income – Operating income from continuing operations of $4.9 million for the nine months ended September 30, 2007 was equivalent to 6.1% of net sales compared to an operating income of $0.9 million for the nine months ended September 30, 2006 or 4.5%. The increase in the operating income as a percent of net sales is the result of higher gross profit percent which is partially offset by an increase in selling, general and administrative expense.

Interest expense – Interest expense was $2.8 million and $1.0 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in interest expense is entirely the result of having three quarters of Manitex’s results in the current year and only one quarter in the prior year. Prior to the Manitex acquisition on July 3, 2006, the Company had no outstanding indebtedness for borrowed money. The Company interest expense is principally related to the amount of outstanding debt. Interest expense has decreased and will continue to decrease as the Company reduces its outstanding debt. Total outstanding debt has decreased to $26.2 million at September 30, 2007 from $37.0 million and $39.5 million at December 31, 2006 and September 30, 2006, respectively. The reduction of debt only had a limited impact on year to date interest expense as approximately $10 million of the reduction occurred in the third quarter, with approximately $8.0 million occurring on September 10, 2007.

Foreign currency transaction loss – The foreign currency transaction loss for the nine months ended September 30, 2007 was $0.7 million, (2006 $nil). The foreign currency loss was driven by a historically unusual strengthening of the Canadian dollar during the six months ended September 30, 2007, when the US to Canadian dollar exchange rate changed from .8674 to 1.0037. The Company has an acquisition note payable for $2.6 million to the former owner of Liftking Industries, which is denominated in Canadian dollars. The Company recorded a foreign exchange loss of $0.4 million for the nine months ended September 30, 2007 related to this note. Additionally during the nine months ended September 30, 2007 Manitex Liftking, the Company’s Canadian subsidiary, had significant sales which were denominated in US dollars and which on settlement generated or will generate a transaction loss of $0.5 million. A gain of $0.2 million on the forward exchange currency contracts held by the Company offsets the aforementioned transaction losses.

The exchange losses were principally incurred before the Company entered into the forward currency exchange contracts in early September 2007. The decision to enter into forward exchange contracts was the result of an investigation into methods that could be taken to reduce foreign currency risk and was in response to the currency losses incurred in the second quarter 2007. Historically the USD / CDN$ exchange rate has not seen such volatility in a short time period and the Company has not taken any action to mitigate its foreign exchange exposures

Income tax (benefit) – Income tax for the nine months ended September 30, 2007 was $0.1 million or 9.3%. The income tax expense for nine months ended September 30, 2006 was $0.05 million. The 2007 effective tax rate is lowered for the current utilization of prior year losses for which no benefit was previously received.

Net income from continuing operations – Net income from continuing operations for the nine months ended September 30, 2007 was $1.4 million. This compares with a net loss from continuing operations for the nine months ended September 30, 2006 of $(0.1) million.

Discontinued operations of the Testing and Assembly Equipment segment for the nine month periods ended September 30, 2007 and 2006

The net loss from discontinued operations of $1.2 million comprised costs of sales of $1.6 million, operating expenses of $0.9 million offset by revenue of $1.4 million. For the nine months ended September 30, 2006, the loss reported was $1.2 million

For the nine months ended September 30, 2007, the reserve established for employee termination costs of $0.1 million and a provision for termination of contracts of $0.2 million was offset by a gain on the sale of assets of $0.2 million.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net income for the three month periods ended September 30, 2007 and 2006

The net income of $0.9 million reported for the three month period ended September 30, 2007 consists of net income from continuing operations of $0.9 million offset by loss from discontinued operations of $0.2 million and income of $0.2 million on the sale and closure of our Testing and Assembly Equipment segment. The Company reported a net loss of $(0.6) million for the three months ended September 30, 2006, the net loss is entirely related to discontinued operations which had net loss of $0.6 million for the three months ended September 30, 2006.

Results of the continuing operations of our Lifting Equipment segment for the three month periods ended September 30, 2007 and 2006

For the three months ended September 30, 2007, net income from continuing operations was $0.9 million, which consists of revenue of $26.6 million, cost of sales of $21.6 million, research and development costs of $0.2 million, SG&A costs excluding corporate expenses of $2.1 million, Corporate SG&A expenses of $0.8 million, net interest expense of $0.9 million and other expense and foreign currency transaction expense of $0.2 million and income tax benefit of $(0.1) million

For the three months ended September 30, 2006, net income from continuing operations was $0.0 million, which consists of revenue of $20.0 million, cost of sales of $17.3 million, research and development costs of $0.1 million, SG&A costs excluding corporate expenses of $0.9 million, Corporate SG&A expenses of $0.7 million, net interest expense of $1.0 million and income taxes of $0.1 million

Net Sales and Gross Profit – For the three months ended September 30, 2007, net sales and gross profit were $26.6 million and $5.0 million, respectively. Gross profit as a percent of sales was 18.8% for the three months ended September 30, 2007. For the three months ended September 30, 2006, net sales and gross profit were $20.0 million and $2.8 million, respectively. Gross profit as a percent of sales was 13.8% for the three months ended September 30, 2006.

Net sales increased $6.6 million to $26.6 million (including $5.6 million for Manitex Liftking.) for the three months ended September 30, 2007 from $20.0 million for the comparable three month period in 2006. The sales increase is the result of an increase in Manitex’s sales of $0.9 million and including sales for Manitex Liftking in 2007. The increase in sales followed operational and managerial changes that were made in March 2007 at the Manitex operation. As a result of the changes, Manitex was able to increase its capacity.

The gross profit as a percent of net sales increased to 18.8% for the three months ended September 30, 2007 from 13.8% for the comparable 2006 period, an improvement of 5.0%. The Company’s gross profit was favorably impacted in 2007 by product mix, a 2007 price increase and the benefit of sourcing materials from lower costs countries. The favorable mix is result of an increase in the sales of cranes with higher lifting capacity. This is in part attributed to the 50 ton crane which was introduced in the second quarter 2007.

Selling, general and administrative expense – Selling, general and administrative expense for the three months ended September 30, 2007 was $2.9 million compared to $1.5 million for the comparable period in 2006. Selling, general and administrative expense for the three months ended September 30, 2007 are comprised of corporate expense of $0.8 million and $2.1 million related to operating companies. Selling, general and administrative expense for the three months ended September 30, 2006 are comprised of corporate expense of $0.7 million and $0.9 million related to operating companies.

Selling, general and administrative, excluding corporate expenses, increased $1.2 million to $2.1 million (including $0.6 million for Manitex Liftking.) for the three months ended September 30, 2007 from $0.9 million for the comparable three month period in 2006. The increase is the result of including Manitex Liftking in 2007 and an increase in amortization expense. Included in selling general and administrative expenses is amortization of intangible assets of $0.4 million and $0.02 million for the three months ended September 30, 2007 and 2006, respectively. At September 30, 2006, a preliminary estimate of the Manitex purchase price allocation was used that assigned most of the value attributed to intangibles to goodwill which was not amortized. In the fourth quarter 2006, an estimate of purchase price allocation was refined with a substantial portion of the value of intangible being allocated to patented and unpatented technology, customer relationships, trade names and trademarks, and customer backlog, all assets, with definitive lives and, therefore, amortized.

Corporate expenses increased $0.1 million to $0.8 million for three months ended September 30, 2007 from the $0.7 million for the comparable 2006 three month period. Included in 2007 are expenses of $0.1 million related to the Company’s Sarbanes Oxley compliance project. The Company continues to actively manage its costs relating to the Sarbanes-Oxley project in particular and balances between internal and external resources applied. There were no costs related to Sarbanes-Oxley compliance in 2006.

Operating income – Operating income from continuing operations of $1.9 million for the three months ended September 30, 2007 was equivalent to 7.0% of net sales compared to an operating income of $1.1 million for the three months ended September 30, 2006 or 5.6%. The increase in the operating income as a percent of net sales is the result of higher gross profit percent which is partially offset by an increase in selling, general and administrative expense.

Interest expense – Interest expense was $0.9 million and $1.0 million for the three months ended September 30, 2007 and 2006, respectively. The Company’s interest expense is principally related to the amount of outstanding debt. Interest expense has decreased and will continue to decrease as the Company reduces its outstanding debt. Total outstanding debt has decreased to $26.2 million at September 30, 2007 from $37.0 million and $39.5 million at December 31, 2006 and September 30, 2006, respectively. The reduction of debt only had a limited impact on interest expense as approximately $10 million of the reduction occurred in the third quarter, with approximately $8.0 million occurring on September 10, 2007.

Foreign currency transaction loss – The foreign currency transaction loss for the three months ended September 30, 2007 was $0.2 million, (2006 $nil). The foreign currency loss was driven by the continuing unusual strengthening of the Canadian dollar during the three months ended September 30, 2007, when the US to Canadian dollar exchange rate changed from .9404 to 1.0037. The Company has an acquisition note payable for $2.6 million to the former owner of Liftking Industries, which is denominated in Canadian dollars. The Company recorded a foreign exchange loss of $0.2 million for the three months ended September 30, 2007 related to this note. Additionally during the three months ended September 30, 2007 Manitex Liftking, our Canadian subsidiary, had significant sales which were denominated in US dollars and which on settlement generated or will generate a transaction loss of $0.2 million. A gain of $0.2 million on the forward currency contracts held by the Company offsets the aforementioned transaction losses.

The exchange losses were principally incurred before the Company entered into the forward currency exchange contracts in early September 2007. The decision to enter into forward exchange contracts was the result of an investigation into methods that could be taken to reduce foreign currency risk and was in response to the currency losses incurred in the second quarter 2007. Historically the USD / CDN$ exchange rate has not seen such volatility in a short time period and the Company had not previously taken any action to mitigate its foreign exchange exposures

Income tax (benefit) – An income tax benefit of $(0.1) million was recorded for the three months ended September 30, 2007 and occurred in the quarter as the impact of lowering the effective tax rate from 27.4% to 9.3% at September 30, 2007 more than offset the provision for income taxes on current quarter’s earnings. The change in the effective tax rate is the result of a change in mix of projected earnings between Canada and the United States. This causes a decrease in the effective rate as the Company has a net operating loss carry forward available to offset taxable earnings in the United States, for which a valuation allowance was previously established. The change in earnings mix is attributable to higher volume and gross profit margin increasing US earnings together with a decrease in Canadian income related to the projected continuing impact of the strengthening Canadian dollar which is adversely affecting operating margins and has resulted in foreign currency losses.

For the three months ended September 30, 2006, income tax expense was $0.1 million.

Net income from continuing operations – Net income from continuing operations for the three months ended September 30, 2007 was $0.9 million. Continuing operations broke even for the three months ended September 30, 2006.

Discontinued operations of the Testing and Assembly Equipment segment for the three month periods ended September 30, 2007 and 2006

The net loss from discontinued operations of $0.2 million comprised costs of sales of $0.2 million, operating expenses of $0.2 million offset by revenue of $0.2 million. For the three months ended September 30, 2006 the loss reported was $0.6 million.

During the period, the company recorded a gain of $0.2 million related to closure or discontinuation of operations, which is principally related to gain on the sale of assets.

Liquidity and Capital Resources

On September 10, 2007, the Company closed a $9.0 million private placement of its common stock (the “2007 Private Placement”) pursuant to the terms of a securities purchase agreement entered into among the Company and certain institutional investors on August 30, 2007 (the “2007 Securities Purchase Agreement”). Pursuant to the 2007 Securities Purchase Agreement, the Company issued 1,500,000 shares of its common stock. The Company also issued warrants to purchase 105,000 shares of the Company’s common stock to the investment banker who acted as its exclusive placement agent for the 2007 Private Placement. In connection with the 2007 Private Placement, the Company incurred investment banking fees of $0.6 million and legal fees and expenses of approximately $0.1 million. The Company’s net cash proceeds after fees and expenses were $8.3 million with $8.0 million and $0.2 million being allocated to common stock and warrants, respectively.

In July of 2007, the Company issued (a) an aggregate of 1,000 shares of its common stock to The Mitchell W. Howard Trust upon the exercise of a Series A Warrant, having an exercise price of $4.05 per share, issued to The Mitchell W. Howard Trust on November 15, 2006; (b) an aggregate of 1,000 shares of its common stock to The Mitchell W. Howard Trust upon the exercise of a Series B Warrant, having an exercise price of $4.25 per share, issued to The Mitchell W. Howard Trust on November 15, 2006; and (c) an aggregate of 246,000 shares of its common stock to three JLF entities upon the exercise of Series B Warrants, having an exercise price of $4.25 per share, issued to these JLF entities on November 15, 2006. Net proceeds from these warrant exercises were approximately $1.1 million.

Cash and cash equivalents were $1.3 million at September 30, 2007 compared to $0.6 million at December 31, 2006. As of September 30, 2007, the Company had approximately $2.5 million available to borrow under its credit facility with Comerica Bank. The interest rate on this facility was equal to prime plus .75 % at September 30, 2007 but decreased to prime plus .25% on October 18, 2007 (prime was 7.75% at September 30, 2007). On October 18, 2007, the Bank also increased the Company’s credit line to $18.5 million from $16.5 million which in turn increased the Company’s borrowing availability under its credit line. The Company’s revolving credit agreement contains customary limitations, including limitations on acquisitions, dividends, repurchases of the Company’s stock and capital expenditures. It also requires the Company to have on the last date of the quarter a minimum “Tangible Effective Net Worth”, which is defined in the agreement as equity plus subordinated debt minus intangible assets and related party receivables. See Note 13 to our consolidated financial statements for a more detailed on the terms and conditions of our credit facilities. In August of 2007, the Company reached an agreement with its bank to extend the maturity of this credit facility to April 1, 2009.

Additionally, the Company’s Manitex Liftking subsidiary has a credit facility which allows for borrowings of up to $4.5 (US) million as of September 30, 2007. At September 30, 2007, the Company had approximately CDN $2.7 million available to borrow under this Canadian facility. This facility bears interest at Canadian prime rate plus 2% at September 30, 2007 but decreased to at Canadian prime rate plus 1.5% on October 18, 2007 (Canadian prime was 6.25% at September 30, 2007).

The maximum amount outstanding is limited to the sum of 80% of eligible receivables and the lesser of 50% of eligible inventory or CDN $2,500. The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets. Effective August 9, 2007 the Company entered into Amendment No. 1 to this facility, which extended the maturity date until April 1, 2009.

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

In connection with the Company’s acquisition of Liftking Industries’, the Company issued a note payable to the seller for CDN $3.2 million, or approximately USD $3.2 million. The note bears interest at the prime rate of interest charged by Comerica Bank for Canadian dollar loans plus 1%. The note requires quarterly principal payments of CDN $0.2 million plus interest commencing on April 1, 2007. The note payable is subject to a general security agreement which subordinates the seller’s security interest to the interest of the Company’s senior secured credit facility, but shall otherwise rank ahead of the seller’s other secured creditors. The note has remaining unpaid balance as of September 30, 2007 of CDN $2.6 million or approximately US $2.6 million.

At September 30, 2007, the Company had a $2.6 million note payable to Comerica Bank. This note was assumed by the Company in connection with its acquisition of Manitex. This note bears interest at the rate of prime plus 1% and matures on April 1, 2009, pursuant to Amendment No. 3 to the note, which was effective August 9, 2007. Interest is payable the first day of each month. The loan is secured by substantially all the assets of the Company’s Manitex subsidiary. The former members of QVM guaranteed the note until October 18, 2007 when the bank released the former members of QVM from their guarantees.

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

2007

Operating activities generated cash of $0.4 million for the nine months ended September 30, 2007. Net income of $0.2 million and non-cash items that totaled $2.0 million both sources of cash were partially offset by changes in assets and liabilities, which consumed $1.9 million. The principal non-cash items are depreciation and amortization of $1.6 million and an increase in inventory reserves of $0.4 million. An increase in accounts receivable of $1.1 million, a decrease in accounts payable of $2.9 million, an increase in prepaid expense of $0.2 million and a decrease in other current liabilities of $0.4 million, in total consumed $4.6 million of cash. A decrease in inventory of $1.9 million (excluding inventory acquired in the Noble Product Line acquisition) and an increase in accrued expense of $0.8 million generated cash of $2.5 million. The increase in accounts receivable is the result of higher sales in the third quarter of 2007 versus the fourth quarter of 2006.

The decrease in inventory is principally related to a decrease in inventory at Manitex Liftking. Manitex Liftking had acquired inventory at year end to support the manufacture a number of large transporters, which were shipped during the second quarter. Although a decrease in inventory contributed to the decrease in accounts payable, the more significant cause for the decrease relates to the timing of payments. An improved cash position, allowed the Company to pay its vendors more promptly.

Investing activities generated $1.1 million for the nine months ended September 30, 2007, which principally represents the proceeds from sale of the assets of the discontinued Testing and Assembly Equipment segment. The acquisition of Noble Product Line “(Noble”) assets was a non-cash transaction, in which the Company acquired the Noble assets in exchange for the forgiveness of $4.2 million that GT Distribution owed the Company. As a non-cash transaction, the assets acquired and the forgiveness of the liability are both excluded from the cash flow statement. See Note 4

Financing activities consumed $0.8 million in cash for the nine months ended September 30, 2007. An increase of $0.8 million in borrowings under the Company’s credit facilities, $1.9 million from the exercise of warrants and $8.3 million from the issuance of stock and warrants generated $11.0 million of cash. Total debt was reduced by $11.8 million as the note payable to the bank was reduced by $11.5 million along with a decrease in capital lease obligations of $0.3 million. The $10.1 million from exercise of warrants and the issuance of stock and warrants and the $1.1 million of proceeds received on the sale of assets of discontinued operations were the principal sources of funds used to pay down the bank note.

2006

In the nine months ended September 30, 2006, the Company consumed $2.0 million of cash. Operating activities generated cash of $1.8 million for the nine months ended September 30, 2006 which is primarily comprised of $1.4 million net loss, offset by non-cash items of $0.6 million and by changes in assets and liabilities that generated $2.6 million. An increase in deferred taxes is the principal non-cash item. A decrease in inventory of $1.3 million, a decrease in customer deposits of $0.1 million, an increase in accrued expenses of $0.2 million and a decrease in assets of the discontinued operation of $3.6 million in total generated $5.3 million of cash. An increase in accounts receivable of $1.8 million, an increase in prepaid expenses of $0.5 million and a decrease in accounts payable of $0.5 million in total consumed $2.7 million of cash.

A sales increase in the third quarter at Manitex was the cause for the increase in accounts receivable and the decrease in inventory. The $3.6 million decrease in assets of the discontinued operations is principally attributed to a $1.7 million decrease in accounts receivable and $2.0 million decrease in cost and estimated earnings in excess of billings. The decline in receivables and cost and estimated earnings in excess of billing is the result of decreased sales volume at the Testing and Assembly Equipment segment. The decrease in sale volume resulted in the Company decision to sell this segment in March of 2007.

Investing activities consumed $0.6 million for the nine months ended September 30, 2006. The Company invested $0.1 million in capital equipment and $0.1 million in patents and drawings. The $0.4 million remaining represents principally the purchase of capital assets in its now discontinued Testing and Assembly Equipment segment.

Cash flows from financing activities consumed $3.2 million of cash, as debt assumed in the Manitex acquisition was reduced by $3.2 million.

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

The Company converts receivables and payables denominated in other than the Company’s functional currency at the exchange rate as of the balance sheet date. The resulting transaction exchange gains or losses, except for certain transactions gains or loss related to intercompany receivable and payables, are included in other income and expense. Transaction gains and losses related to intercompany receivables and payables not anticipated to be settled in the foreseeable future are excluded from the determination of net income and are recorded as a translation adjustment to Accumulated Other Comprehensive Income (OCI) as a component of stockholders’ equity.

Forward Currency Exchange Contracts — Beginning in September 2007, the Company entered in forward currency exchange contracts in relationship such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. In accordance with FAS No. 52, the Company records at the balance sheet date the forward currency exchange contracts at its market value with any associated gain or loss being recorded in current earnings as a currency gain or loss.

Also, See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, for a discussion of the Company’s other critical accounting policies.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). This statement requires balance sheet recognition of the over funded or under funded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Non-Shareowners’ Changes in Equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. On January 1, 2007, the Company adopted SFAS No. 158, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The adoption of the Statement did not have a material impact on its financial position, results of operations or cash flows.

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

See Note 16 regarding the company’s adoption FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006

Off-Balance Sheet Arrangements

None.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to various market risks as a part of its operations, and the Company anticipates that this exposure will increase as a result of its planned growth. In an effort to mitigate losses associated with these risks, the Company may at times enter into derivative financial instruments. These may take the form of forward sales contracts, option contracts, foreign currency exchange contracts and interest rate swaps. In September 2007, the Company first started to enter into forward currency exchange contracts to reduce foreign currency risks. The Company does not, and does not intend to, engage in the practice of trading derivative securities for profit.

Interest Rates — The Company is exposed to market risks relating to changes in interest rates. The Company’s credit facility allows for borrowings based on the Eurodollar rate or a base rate. The interest rate incurred by the Company is based on these rates plus a premium. If these rates rise, the Company’s interest expense will increase accordingly.

Interest Rate Changes — The Company’s debt agreements allow for borrowings based on the Eurodollar rate or a base rate. The interest rate incurred by the Company is based on these rates plus a premium. If these rates rise, the Company’s interest expense will increase accordingly. The effect of a 10% interest rate increase on all outstanding debt for Veri-Tek would have been an increase in annual interest expense of approximately $200.

Foreign Exchange Risk — The Company is exposed to fluctuations in the exchange rates principally of Canadian dollars and Euros which effects cash flows related to third party purchases and sales, intercompany product shipments and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investment in the Company’s Canadian subsidiary and cash flows related to repatriation of this investment. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars from Canadian dollars.

At September 30, 2007, the Company had entered into a series of forward currency exchange contracts. The contracts obligate the Company to purchase approximately CND $5.0 million in total. The contracts which are in various amounts mature between October 15, 2007 and December 31, 2009. Under the contract, the Company will purchase Canadian dollars at exchange rates between .9537 and .9805. The Canadian to US dollar exchange rates were 1.0037 and 1.0708 at September 30, 2007 and November 5, 2007, respectively. At September 30, 2007, the forward contracts held by the Company had a market value of approximately $218. The Company purchases forward contracts in relationship so that gains and losses on its forward contracts offsets exchange gains and losses on its on the assets and liabilities denominated in other than the reporting units’ functional currency. Forward exchange currency exchange contracts, if not offset by existing foreign currency positions, will result in the recognition of gains and loss which are not offset.

Item 4—Controls and Procedures

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

Notwithstanding the material weakness described below, management believes the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented. In preparing the Company’s consolidated financial statements for the quarter ended September 30, 2007, the Company performed additional analyses and other post-closing procedures in an effort to ensure that the Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles

Our Chief Executive Officer and Chief Financial Officer determined that, as of December 31, 2006, a material weakness existed in our internal control over financial reporting that consisted of inadequate resources in our accounting and financial reporting group. As a result of our growth in the second half of 2006 through the acquisition of two private companies that have not been required to report to public company or SEC requirements, and the increased complexity of our business and of accounting principles, we have determined that we do not have sufficient accounting resources to support our financial reporting requirements. This was further evidenced by our inability to timely file our annual report on Form 10-K for the fiscal year ended December 31, 2006. Management is currently assessing our need for additional accounting resources in terms of the number and experience of additional staff and training of existing staff.

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

We have been and continue to be engaged in efforts to remediate the material weakness in our disclosure controls and procedures described above. In connection with our remediation efforts, we hired a new Vice President and Chief Financial Officer with public company reporting and Sarbanes-Oxley implementation experience in October 2006. We hired a President and Chief Operating Officer in March 2007. We also engaged a tax consultant to assist with the Company’s tax accounting and reporting and a consulting firm to assist with Sarbanes-Oxley implementation, which will include a Sarbanes Oxley implementation plan and recommendations regarding the Company’s financial reporting processes and procedures. In addition, we expect to hire additional senior accounting personnel and increase training and supervision of policies and procedures, particularly with respect to matters noted above. We expect that these efforts will, over time, positively address the weakness noted by us and our independent auditors.

Except as described above, no changes in the Company’s internal controls over financial reporting have come to management’s attention that occurred during the quarter ended September 30, 2007, that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1—Legal Proceedings

The Company is involved in various legal proceedings, including product liability and workers’ compensation matters which have arisen in the normal course of operations. The Company has product liability insurance with self insurance retention that ranges from $50 thousand to $1 million. Certain cases are at a preliminary stage, and it is not possible to estimate the amount or timing of any cost to the Company. However, the Company does not believe that these contingencies, in the aggregate, will have a material adverse effect on the Company. When it is probable that a loss has been incurred and possible to make a reasonable estimate of the Company’s liability with respect to such matters, a provision is recorded for the amount of such estimate or the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

Item 1A—Risk Factors

The Company’s critical risk factors can be found in the Company’s most recent Annual Report on Form 10-K filed with the SEC. No material changes in risk factors have occurred, except as set forth below.

We are subject to currency fluctuations.

Our revenues are generated in U.S. dollars and Canadian dollars while costs incurred to generate revenues are only partly incurred in the same currencies. In addition, we have a note payable for approximately $2.6 million Canadian dollars. Changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings.

We engage in hedging activities to mitigate the impact of the translation of foreign currencies on our financial results. Our hedging activities are designed to reduce and delay, but not to eliminate, the effects of foreign currency fluctuations. Factors that could affect the effectiveness of our hedging activities include accuracy of sales forecasts, volatility of currency markets, and the availability of hedging instruments. Since the hedging activities are designed to reduce volatility, they not only reduce the negative impact of a weaker U.S. dollar, but they also reduce the positive impact of a stronger U.S. dollar. Our future financial results could be significantly affected by the value of the U.S. dollar in relation to the foreign currencies in which we conduct business. The degree to which our financial results are affected for any given time period will depend in part upon our hedging activities. There can be no assurance that our hedging activities will have the desired beneficial impact on our financial condition or results of operations. Moreover, no hedging activity can completely insulate us from the risks associated with changes in currency exchange rates.

We have had material weaknesses in internal control over financial reporting in the past and cannot assure you that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements which could require us to restate financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on our stock price.

During the past two years, management and our independent registered public accounting firm have identified material weaknesses in our internal control over financial reporting as defined in the standards established by the American Institute of Certified Public Accountants that affected our financial statements for each of the two fiscal years ended December 31, 2005 and 2006.

The material weaknesses in our internal control over financial reporting during the past two years related to the lack of effective controls relating to financial reporting and close procedures, the lack of controls and procedures to ensure the proper accounting for a complex financing transaction that included warrants, failure to consistently apply controls over non-routine and non-systematic transactions, and the lack of effective and adequate controls to ensure the consistent implementation of accounting policies and procedures across all subsidiaries to prevent inconsistent accounting for similar transactions. We restated our audited consolidated financial statements for the year ended December 31, 2005 to exclude the impact of the potential conversion of convertible subordinated debt, which was anti-dilutive, from weighted average diluted common shares outstanding and recalculated diluted loss per share to reflect the change in weighted average diluted common shares outstanding. As a result, weighted average diluted common shares outstanding was decreased to 4,339,649 and 804,100 from 4,365,932 and 1,003,963 for the years 2005 and 2004, respectively. The change in outstanding weighted average diluted common shares outstanding, however, did not change the ($.052) diluted loss per share that was originally reported for 2005. The change in the weighted average diluted common shares for 2004 increased the diluted loss per share to ($4.30) from ($3.44) which was originally reported for 2004. We also restated our unaudited pro forma consolidated statement of income for the year ended December 31, 2005 and the six-month period ended June 30, 2006 giving effect to the purchase of QVM, LLC, which were included in our Form 8-K/A filed on September 19, 2006 as follows: (1) pro forma consolidated statements of income for the year ended December 31, 2005 and the six-month period ended June 30, 2006 are revised to include income taxes in the pro forma consolidated statement of income; (2) the description in the introductory paragraph to our pro forma financial statements has been revised to clarify that these financial statements give effect to the purchase of membership interests of QVM, LLC and to describe the terms of such transaction; (3) our pro forma financial statements have been revised to only include the portion of QVM, LLC’s income statement through the line item “income from continuing operations;” (4) note (g) to our pro forma financial statements giving effect to the application of the cash balance of the acquirer to pay down debt of the acquiree has been deleted; (5) our pro forma financial statements have been adjusted to give effect to the interest expense relating to the $1.1 million promissory note issued to the members of QVM, LLC; (6) the earnings per share information included in our pro forma financial statements was revised to reflect the anti-dilutive shares related to our convertible debt, which resulted in basic earnings per share being equal to diluted earnings per share; and (7) certain auditor’s reports relating to interim financial information have been deleted and remaining reports and auditor’s consents have been revised. Below is a reconciliation of the change in pro forma net income (loss) for the six months ended June 30, 2006 and the twelve months ended December 31, 2005:

	Pro forma Six Months Ended June 30, 2006	Pro forma Year Ended December 31, 2005
Pro forma Net Income (Loss) from Continuing Operation
Before restatement	$(1,336,499)	$2,359,613
(1) Income tax on Pro forma Adjustment	6,341	91,631
(3) Exclude discontinued operations	—	(3,954,696)
(4) Deleted paydown of debt	21,494	(180,079)
(5) Interest on Acquisition debt	(40,142)	(65,370)

After Restatement	$(1,348,806)	$(1,748,901)

Earnings (Loss) per Share
Basic
Before Restatement	$(0.26)	$0.52
After Restatement	$(0.26)	$(0.38)
Diluted
Before Restatement	$(0.26)	$0.51
After Restatement	$(0.26)	$(0.38)
Weighted Average Common Shares
Basic (Before and After Restatement)	5,109,875	4,574,524
Diluted
Before Restatement	5,109,875	4,600,807
After Restatement	5,109,875	4,574,524

We cannot assure you that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional significant deficiencies or material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual audit or attestation reports regarding the effectiveness of our internal control over financial reporting when required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

If our internal controls over financial reporting are inadequate or our independent auditors are unable to certify as to their adequacy, our business and reputation would be harmed, which could lower our stock price.

We are evaluating our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC thereunder. Section 404 requires a reporting company such as ours to, among other things, annually review and disclose its internal controls over financial reporting, and evaluate and disclose changes in its internal controls over financial reporting quarterly. We will be required to comply with Section 404 as of December 31, 2007. We will continue to perform the system and process evaluation and testing required (and any necessary remediation) in an effort to timely comply with management certification and auditor attestation requirements of Section 404. In the course of our ongoing evaluation, we may identify areas of our internal controls requiring improvement, and plan to design enhanced processes and controls to address these and any other issues that might be identified through this review. As a result, we expect to incur additional expenses and diversion of management’s time. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent auditors may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. As a result, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could lower our stock price and reduce the value of your investment.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds.

In July of 2007, the Company issued (a) an aggregate of 1,000 shares of its common stock to The Mitchell W. Howard Trust upon the exercise of a Series A Warrant, having an exercise price of $4.05 per share, issued to The Mitchell W. Howard Trust on November 15, 2006; (b) an aggregate of 1,000 shares of its common stock to The Mitchell W. Howard Trust upon the exercise of a Series B Warrant, having an exercise price of $4.25 per share, issued to The Mitchell W. Howard Trust on November 15, 2006; and (c) an aggregate of 246,000 shares of its common stock to three JLF entities upon the exercise of Series B Warrants, having an exercise price of $4.25 per share, issued to these JLF entities on November 15, 2006. Net proceeds from these warrant exercises were approximately $1.1 million. The shares were issued to these warrant holders in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. No underwriters were engaged in connection with such issuances.

The Company’s credit agreement with Comerica Bank directly restricts the Company’s ability to declare or pay dividends without Comerica’s consent. In addition, pursuant to the Company’s credit agreement with Comerica, the Company must maintain a minimum tangible effective net worth, as defined in the credit agreement. This tangible net worth requirement takes into account dividends paid to the Company’s shareholders. Therefore, in determining whether the Company can pay dividends, or the amount of dividends that may be paid, the Company will also have to consider whether the payment of such dividends will allow the Company to maintain the tangible net worth requirement in the Company’s credit agreement.

Item 3—Defaults Upon Senior Securities

Not applicable.

Item 4—Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5—Other Information

Item 1.01. Entry into a Material Definitive Agreement

Item 2.03. Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

On September 7, 2007, the Company entered into a Foreign Currency Exchange Master Agreement (the "Agreement") with Comerica Bank ("Comerica") pursuant to which Comerica has agreed to provide the Company with Comerica's Foreign Currency Exchange Transaction Service. The Company has entered into a series of forward currency exchange contracts pursuant to the Agreement, which as of September 30, 2007, obligated the Company to purchase approximately CND $5.0 million in the aggregate at exchange rates between .9537 and .9805. These exchange contracts mature between October 15, 2007 and December 31, 2009.

Item 6—Exhibits

See the Exhibit Index set forth below for a list of exhibits included with this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

		Incorporated by Reference			Filing Date	Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.

10.1	Comerica Bank Foreign Currency Exchange Master Agreement, dated September 7, 2007, between Veri-Tek International, Corp. and Comerica Bank.					X

10.2	Veri-Tek International Corp. Amended and Restated 2004 Equity Incentive Plan					X

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2007	By:	/s/ David J. Langevin
David J. Langevin Chairman and Chief Executive Officer (Principal Executive Officer)

November 14, 2007	By:	/s/ David H. Gransee
David H. Gransee Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)