Form 10-K
period 2007-12-31
Veri-Tek International, Corp.
filed 2008-03-27
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐  Accelerated Filer  ☐  Non-Accelerated Filer  ☐  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock, no par value (“Common Stock”) held by non-affiliates of the registrant as of June 30, 2007 was approximately $32.4 million based upon the closing price for the Common Stock on the American Stock Exchange on such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock outstanding as of March 06, 2008 was 9,809,340.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2008 Annual Meeting (the “2008 Proxy Statement”) to be filed with the Commission within 120 days after the end of its fiscal year ended December 31, 2007.

i

ii

PART I

References to the “Company,” “Veri-Tek,” “we,” “our” and “us” refer to Veri-Tek International, Corp., together in each case with our subsidiaries and any predecessor entities unless the context suggests otherwise.

Forward-Looking Statements

When reading this section of this Annual Report on Form 10-K, it is important that you also read the financial statements and related notes thereto. This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements and are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, without limitation: (1) projections of revenue, earnings, capital structure and other financial items, (2) statements of our plans and objectives, (3) statements regarding the capabilities and capacities of our business operations, (4) statements of expected future economic performance and (5) assumptions underlying statements regarding us or our business. Our actual results may differ from information contained in these forward looking-statements for many reasons, including those described below and in the section entitled “Item 1A. Risk Factors”:

(1)	difficulties in implementing new systems, integrating acquired businesses, managing anticipated growth, and responding to technological change;

(2)	the cyclical nature of the markets we operate in;

(3)	increases in interest rates;

(4)	government spending;

(5)	the performance of our competitors;

(6)	shortages in supplies and raw materials;

(7)	our ability to meet financial covenants required by our debt agreements;

(8)	product liability claims, intellectual property claims, and other liabilities;

(9)	the volatility of our stock price;

(10)	future sales of our common stock;

(11)	the willingness of our stockholders and directors to approve mergers, acquisitions, and other business transactions; and

(12)	currency transactions (foreign exchange) risks and the risk related to forward currency contracts.

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

The Company is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries. Through its Manitex subsidiary it markets a comprehensive line of boom trucks and sign cranes. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including, roads, bridges and commercial construction. The Manitex Liftking subsidiary sells a complete line of rough terrain forklifts and special mission oriented vehicles, as well as other specialized carriers, heavy material handling transporters and steel mill equipment. Manitex Liftking’s rough terrain forklifts are used in both commercial and military applications. Specialty mission oriented vehicles and specialized carriers are designed and built to meet the Company’s unique customer needs and requirements. The Company’s specialized lifting equipment has met the particular needs of customers in various industries that include utility, ship building and steel mill industries.

Historically, the Company also designed, developed, and built specialty testing and assembly equipment for the automotive and heavy equipment industries that identifies defects through the use of signature analysis and in-process verification. Against the background of the operating losses generated in recent history by the Testing & Assembly Equipment segment operations based at Wixom, Michigan, the Company conducted a strategic review of these operations. On March 29, 2007, our Board of Directors approved a plan to sell our Testing & Assembly Equipment segment’s operating assets including its inventory, machinery, equipments and patents. On August 1, 2007, the assets used in connection with the Company’s diesel engine testing equipment were sold to EuroMaint Industry, Inc., a Delaware corporation (“EuroMaint”). As of August 31, 2007, all operations of the former Testing and Assembly Equipment segment had ceased. As a result of discontinuing our former Testing and Assembly Equipment segment, the Company again operates in only a single business segment, Lifting Equipment.

On September 10, 2007, the Company closed a $9.0 million private placement of its common stock (the “2007 Private Placement”) pursuant to the terms of a security purchase agreement entered into among the Company and certain institutional investors on August 30, 2007 (the “2007 Securities Purchase Agreement”). Pursuant to the 2007 Securities Purchase Agreement, Veri-Tek issued 1,500,000 shares of its common stock. The Company also issued warrants (as described below) to the investment banker who acted as its exclusive placement agent for the 2007 Private Placement. In connection with the 2007 Private Placement, the Company incurred investment banking fees of $0.6 million and legal fees and expenses of approximately $0.2 million The Company’s net cash proceeds after fees and expenses were $8.2 million with $8.0 million and $0.2 million being allocated to common stock and warrants, respectively. The proceeds from the 2007 private placement were used to reduce bank debt and will decrease interest expense in the future.

In connection with the 2007 Private Placement, the Company has filed a registration statement on Form S-3 to register the resale of shares issued in the 2007 Private Placement and the shares underlying the warrants. The registration statement was declared effective on October 15, 2007.

History

The Company’s predecessor was founded in 1993. In October 2003, our predecessor company was purchased by Veri-Tek International Corp., formerly known as Quantum-Veri-Tek, Inc., a Michigan corporation incorporated on October 17, 2003 and an affiliate of Quantum Value Partners, LP, pursuant to an asset purchase agreement. The Company acquired in October 2003 operated in a single line of business. It designed and manufactured testing and assembly equipment used primarily in the manufacture of driveline components in the automotive and heavy equipment industries. We have referred to this operation in the past as our Testing and Assembly Equipment segment.

The last two years has seen significant strategic change for the Company. In fiscal 2006, we completed two acquisitions that introduced boom trucks, sign cranes and lifting equipment into our operations as a second business segment. On July 31, 2007, the Company further expanded its Lifting Equipment segment by purchasing the Noble Forklift Product Line. The Noble Forklift Product Line is comprised of four rough terrain forklifts in several configurations, and are being produced in the Company’s existing facilities located in Georgetown, Texas and Woodbridge, Ontario. Although the revenues for the Noble Forklift Product were not significant in 2007, the Company believes that the acquisition will allow the Company to increase its market penetration in the future.

Discontinued Operations

As stated above, on March 29, 2007, the Company’s Board of Directors approved a plan to sell the Company’s Testing and Assembly Equipment segment in order to focus management’s attention and financial resources on the Company’s Lifting Equipment segment. The plan to sell the Testing and Assembly Equipment segment followed a strategic review made by the Company triggered by a recent history of significant operating losses by Testing & Assembly Equipment segment.

In connection with the preparation of our 2006 year-end financial statements, the Board determined that certain assets used in connection with our Testing and Assembly Equipment segment were impaired. Accordingly, we recorded an impairment charge of $6.6 million (See Note 26 to our consolidated financial statements.)

On July 5, 2007 the Company entered into an Asset Purchase Agreement with EuroMaint Industry, Inc., a Delaware corporation (“EuroMaint”). Under the terms of the Asset Purchase Agreement, the Company agreed to sell and EuroMaint agreed to purchase certain assets of the Company used in connection with the Company’s diesel engine testing equipment business. EuroMaint also assumed and agreed to pay, perform and discharge when due certain obligations of the Company arising in connection with the operation of the Company’s diesel engine testing equipment business. In addition to the assumption of those certain assumed liabilities, EuroMaint agreed to pay to the Company the aggregate purchase price of $1.1 million. This transaction was completed on August 1, 2007. As of August 31, 2007, all operations of the Company’s Testing and Assembly Equipment segment operations had ceased. The Testing and Assembly Equipment segment operated from a leased facility. The lease termination date for this facility was August 31, 2007. (See Note 5 to our consolidated financial statements.)

As a result of the Company’s decision to sell the Testing and Assembly Equipment segment, the results of this operation have been reported as a discontinued operation for all periods presented in the Consolidated Financial Statements. As result of discontinuing our Testing and Assembly Equipment segment, the Company again operates in only a single business segment, Lifting Equipment.

Summary of Recent Acquisitions

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

On July 3, 2006, pursuant to the Purchase Agreement, dated as of May 16, 2006 and as amended on July 3, 2006 with Quantum Value Management, LLC (“QVM” or the “Parent”) and all of the members of the Parent (the “Members”), the Company purchased from the Members all the outstanding membership interest of the Parent (the “Acquisition”). The Company acquired Manitex through its acquisition of all the membership interest in the Parent. The consideration (the “Consideration”) paid in connection with the Acquisition was approximately $1,998, consisting of (i) 234,875 shares of the Company common stock valued at $916, and (ii) a Non-Negotiable Subordinated Promissory Note for approximately $1,072. (See Note 17 to our consolidated financial statements.) Manitex is headquartered in Georgetown, Texas.

On November 30, 2006, the Company, through its wholly owned subsidiary, Manitex Liftking, ULC, an Alberta limited liability company (“Manitex Liftking”) completed the acquisition of all of the operating assets of Liftking Industries, Inc. an Ontario, Canada corporation (“Liftking”). The aggregate consideration paid in connection with this acquisition was approximately $7.1 million. The consideration paid included cash of $3.3 million, 266,000 exchangeable shares of common stock of Manitex Liftking, valued at $1.0 million and a non-negotiable subordinated promissory note for approximately $2.8 million. (See Note 17 to our consolidated financial statements.) Manitex Liftking is headquartered in Woodridge (Toronto), Ontario.

On July 31, 2007, the Company entered into an asset purchase agreement with GT Distribution, LLC ( “GT Distribution”), a related party, pursuant to which GT Distribution transferred all of its rights and interest in the Noble Forklift Product Line (the “Product Line”) to the Company in exchange for the discharge of obligations and trade payables of GT Distribution and certain of its subsidiaries totaling $4.2 million and assumption by the Company of certain liabilities associated with the Product Line. The Noble product line, which is comprised of four rough terrain forklifts in several configurations, will be produced in our two current production facilities which are located in Woodbridge, Ontario and Georgetown, Texas. The results for the Noble Forklift Product line Acquisition have been included in the accompanying consolidated statement of operations from the date of the Acquisition.

General Corporate Information

The Company’s principal executive offices are located at 7402 W. 100th Place, Bridgeview, Illinois 60455 and our telephone number is (708) 430-7500. The Company’s website address is www.veri-tek.com. Information contained on our website is not incorporated by reference into this report and such information should not be considered to be part of this report.

Information About the Business

Our Industry and Market Opportunity

The Company is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries. Through its Manitex subsidiary it markets a comprehensive line of boom trucks and sign cranes. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including, roads, bridges and commercial construction. The Manitex Liftking subsidiary sells a complete line of rough terrain forklifts and special mission oriented vehicles, as well as other specialized carriers, heavy material handling transporters and steel mill equipment. Manitex Liftking’s rough terrain forklifts are used in both commercial and military applications. Specialty mission oriented vehicles and specialized carriers are designed and built to meet unique customer needs and requirements. The Company’s specialized lifting equipment has met the particular needs of customers in various industries that include utility, ship building and steel mill industries.

Boom Truck

A boom truck is a straight telescopic boom crane outfitted with a hook and winch which is mounted on a standard flatbed commercial (Class 7 or 8) truck chassis. Relative to other lifting equipment, boom trucks provide increased versatility capable of transporting relatively large payloads from site to site at highway speeds. A boom truck is usually sold with outriggers, pads and devices for reinforcing the chassis in order to improve safety and stability. Although produced in a wide range of models and sizes, boom trucks can be broadly distinguished by their normal lifting capability as light, medium, and heavy-cranes. Various models of medium or heavy-lift boom trucks can safely lift loads from 15 to 50 tons and operating radii can exceed 100’. Another advantage of the boom truck includes the ability to provide occasional manlift capabilities at a very low cost to height ratio. While it is not uncommon to see a very old boom truck, most replacement cycles seem to trend to seven years.

The Company sells its boom trucks through a network of approximately thirty full service dealers in United States and Canada. A number of our dealers maintain a rental fleet of their own. Boom cranes can be rented for either short or long-term periods. The market for boom cranes has historically been cyclical. Sales of boom cranes grew from 1992, to a peak, in 1998 of 2,719 units. Since then, the market has experienced periods of declines and recovery. Unit sales were the lowest in 2003 when only 1,445 units were sold. In 2006, the demand for boom trucks exceeded the industry capacity to produce the product. In 2006, the industry delivered approximately 2,700 units. Although the industry deliveries for 2007 remained strong at approximately 2,500 units, the demand softened somewhat and allowed the industry to catch up to demand. Although the industry’s unit shipments decreased modestly from 2006 to 2007, the Company unit shipments were up approximately 10% for 2007. The Company currently expects overall industry demand for 2008 to decline.

The Company is the third leading producer of boom trucks in North America with approximately 20% of all unit sales. Market share based on revenues is even higher because the Company’s sales are skewed to boom trucks with higher lifting capacity. Although the Company offers a complete line of boom trucks from light to heavy capacity cranes, we believe it is an advantage to be skewed towards the heavier lifting capacity. The heavier capacity cranes have somewhat higher margins and are believed to be less cyclical. Markets that drive demand for boom trucks include power distribution, oil and gas recovery, and new home construction. The new home construction market, which uses lower capacity cranes, is probably the most cyclical and is where our market share is the lowest. We believe that oil and gas recovery, with the future development of Canadian oil sands, offers the best chance for long-term growth, and is a market where Manitex’s products are well represented.

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

Over the last 10 years, there has been significant consolidation among companies erecting and servicing highway signage. Three companies now control the large majority of the business. Each possesses several hundred units in its fleet and none has experienced a purchase cycle over the last several years. Sales to any of these customers are performed on a direct basis and not through a dealer network. Currently, the Company has no contracts to supply sign cranes to any of these three companies.

The Company offers its sign cranes through a network of dealers who sell to family run and smaller sized business. We are not aware of any centralized reporting agency exists to size this industry, but management estimates a market size of 375 machines. This represents a wholesale market of approximately $30 million when the value of the chassis is excluded and $55 million when included based on Company’s sales, the Company’s believes its market share in this segment is approximately 9%.

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

Sales to this industry occur through a mature distribution network. Regional bias for the product makes it attractive in the Midwest and Northeast. The Company estimates that the total annual market for the trolley boom unloaders is estimated between 100-175 units and revenues between $4-$7 million. The Company and one competitor have historically split the market for trolley boom unloaders. The demand for trolley boom unloaders was low in 2007 due to the slump in residential housing construction. The Company’s sales were further impacted as the contract manufacturer that produced trolley boom unloaders for the Company went out of business in 2007. The impact of a decrease in both the overall market and the Company’s market share resulted in a significant decline in trolley boom unloader sales in 2007. The Company has the technical and production capability to produce the product in its Georgetown facility. The Company expects to resume production of trolley boom unloaders in the second quarter of 2008. The Company expects to regain the market share lost due to the disruption of supply over time.

Rough Terrain Forklifts

Manitex Liftking manufactures a complete range of straight mast forklifts with capacities from 6,000 to 50,000 lb. and lift heights from 10 to 32 feet. All Manitex Liftking straight mast forklifts feature exceptional ground clearance, easy access to service points, ergonomic controls and easy operation. Manitex Liftking also produces a series of tag along forklifts that mount to trucks with lifting capacity ranging from 4,000 to 6,000 pounds. These mounted forklifts are ideal for bricklaying, landscaping, construction or any other application that requires a forklift to tag along. The forklifts feature an easy to mount system, which allows an operator to securely mount or dismount the forklift quickly.

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

Military

Manitex Liftking military forklifts are used worldwide during both periods of conflict and peace. Manitex Liftking military units are working for national militaries including the United States, Canada, and Britain. The Company exported military products (including products sold to the U.S.) are sold through the Canadian Commercial Corporation which has direct contracts with various foreign (outside of Canada) government agencies. The U.S. Department of Defense alone has hundreds of Manitex Liftking vehicles in the Navy, Army and Air Force that they depend on daily. These vehicles range from small shipboard approved forklifts to the biggest articulating, rough-terrain forklift in the world.

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

Manitex Liftking’s forklifts are built to exacting military standards including compliance with the quality controls required by ISO 9001. Before being shipped each machine is thoroughly tested on a military approved endurance track located adjacent to Manitex Liftking’s military vehicle manufacturing plant. There are a limited number of test tracks in North America, and having a military approved test track is an advantage.

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

Customers

The source of the Company’s revenues are summarized below:

	2007	2006
Boom trucks	62%	78%
Sky cranes	4%	6%
Trolley boom unloaders	1%	3%
Rough terrain forklifts	8%	1%
Military forklifts	8%	—%
Mission oriented vehicles and specialized carriers	2%	—%
Part sales	15%	12%

Total Revenue	100%	100%

In 2007, no customers accounted for 10% or greater of the Company’s revenue. Two customers, H&E Equipment and Acme Lift accounted for 14% and 11% respectively, of the Company’s 2006 revenue. The Company had no revenues from continuing operations prior July 3, 2006.

Raw Materials

The Company both purchases and fabricates components used in production. Manitex fabricates cranes which are mounted on truck chassis, which are either purchased by the Company or supplied by the customer. The Company purchases steel and a variety of machined parts and subassemblies including weldments, cylinders, winches, and cables. Manitex Liftking builds rough terrain forklifts, and other specialized carriers. Manitex Liftking fabricates its own cylinders, masts, and frames using quality steel and the most modern technology. Manitex Liftking purchases engines, transmissions, axles, tires and rims.

Lead times for our components vary from several weeks to many months. The Company is vulnerable to an interruption of supply in instances when only one supplier has been qualified and qualification and supply source changes can exceed a year. The Company has been working on qualifying secondary sources to assure supply and to reduce costs. The degree to which our supply base can respond to changes in the market demand directly affects our ability to increase production and the Company attempts to maintain some additional inventory in order to react to unexpected increases in demand. In 2007, there were no shortages of raw materials that adversely affected production. The Company, however, has had its production in the past constrained at times by the ability of the weldments supplier to deliver sufficient quantities when needed.

Patents and Trademarks

The Company protects its trade names and trademarks through registration. Its technology consists of bill of materials, drawings, plans, vendor sources and specifications and although the Company’s technology has considerable value, it does not generally have patent protection. Competitors will occasionally patent a unique feature; however, the broader technology does not have patent protection. The Company has (on rare occasions) filed for patent protection on a specific feature. In the future, the Company will consider seeking patent protection on any new design features believed to present a significant future benefit.

The Company owns and uses several trademarks relating to its brands that have significant value and are instrumental to the Company’s ability to market its products. The Company’s most significant trademarks are its mark “Manitex” (presently registered with the United States Patent and Trademark Office until 2017), and its mark “LIFTKING” (presently registered with the Canadian Intellectual Property Office until 2009). The Manitex and LiftKing trademarks are critically important to the marketing and operation of the Company’s business, as a signifcant number of our products are sold under those names.

Seasonality

Traditionally, the Company’s peak selling periods for cranes and commercial rough terrain forklifts are in the first half of a calendar year as a result of the need to have new equipment available for the spring, summer and fall construction season. The boom truck industry operated at full capacity during 2006 and operated at near full capacity again in 2007. Seasonality is reduced when the industry is operating at full capacity. The Company currently expects overall industry demand for boom trucks to decline in 2008. Even with the decline in 2008, the Company does not expect to see a significant seasonal effect in 2008.

The segment’s military, special mission oriented vehicles and specialized carriers business is dependent on the receipt of customers’ orders. The timing of customer orders can be expected to result in fluctuations in revenues from period to period. The expected fluctuations, however, are not of a seasonal nature.

Competition

The market for the Company’s cranes and commercial rough terrain forklifts is highly competitive. The Company competes based on product design, quality of products and services, product performance, maintenance costs and price. Several competitors have greater financial, marketing, manufacturing and distribution resources than we do.

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

The Company competes with Case New Holland, Sellick, Harlo, Manitou, Mastercraft, and Load Lifter in selling rough terrain forklifts.

Backlog

The backlog at December 31, 2007 was approximately $45.1 million, compared to a backlog of approximately $59.0 million at December 31, 2006. The Company expects to ship product to fulfill its existing backlog within the next twelve months.

Research and Development

The company spent $0.8 million and $0.2 million on company-sponsored research and development activities for 2007 and 2006, respectively. The Company continuing operations commenced with the acquisition of Manitex in July 2006. As such, there were no research and development expenditures related to continuing operations for 2005.

Geographic Information

For the years ended December 31, 2007, and 2006, approximately $20.4 million and $5.1 million, respectively, of revenue was derived from sales outside the United States, of which $17.9 million and $4.5 million, respectively, was derived from Canada, $2.2 million and $.5 million from Mexico, and $.3 million and less than $0.1 million from other various countries outside the United States. The Company had no revenues from continuing operations in 2005.

The percentage of our revenue by country for the past three years is as follows:

	2007	2006	2005
United States	81%	88%	—
Canada	17	11	—
Mexico	2	1	—

	100%	100%	—

The information regarding revenue, the basis for attributing revenue from external customers to individual countries, and long-lived assets—“Note 16. Geographic Information” to our consolidated financial statements, is hereby incorporated by reference into this Part I, Item 1.

Employees

As of December 31, 2007, the Company had 247 employees. The Company has not experienced any work stoppages and anticipates continued good employee relations. No employees are currently represented by labor unions or covered by collective bargaining agreements.

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

Our future capital requirements will depend on the amount of cash generated or required by our current operations, as well as additional funds which may be needed to finance future acquisitions. Future cash needs are subject to substantial uncertainty.

We cannot guarantee that adequate funds will be available when needed, and if we do not receive sufficient capital, we may be required to alter or reduce the scope of our operations or to forego making future acquisitions. If we raise additional funds by issuing equity securities, existing stockholders may be diluted.

The Company’s business is sensitive to increases in interest rates.

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate.

If interest rates rise, it becomes more costly for the Company’s customers to borrow money to pay for the equipment they buy from the Company. Should the U. S. Federal Reserve Board decide to increase rates, prospects for business investment and manufacturing could deteriorate sufficiently and impact sales opportunities.

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

The Company depends on it computer systems. If its computer systems do not perform in a satisfactory manner, it could be disruptive and or adversely affect the operations and results of operations of the Company, including the ability of the Company to report accurate and timely financial results.

The Company depends on it computer systems. If its computer systems do not perform in a satisfactory manner, it could be disruptive and or adversely affect the operations and results of operations of the Company, including the ability of the Company to report accurate and timely financial results. In the future, the Company may either install new releases for existing applications or replace existing systems. Systems implementations projects are often not successful. Even when projects are ultimately successful, the projects often require higher than anticipated financial and personal resources. In the future, should systems not be implemented successfully and within budget, or if the systems do not perform in a satisfactory manner, it could be disruptive and or adversely affect the operations and results of operations of the Company, including the ability of the Company to report accurate and timely financial results.

The Company’s level of indebtedness reduces financial flexibility and could impede our ability to operate.

As of December 31, 2007, the Company’s long term debt was $23.8 million and includes: lines of credit, notes payable, and capital lease obligations.

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

Certain of the Company’s products are substantially dependent on the level of capital expenditures in the oil and gas industry and lower capital expenditures will adversely affect the results of the Company’s operations.

The demand for the our product in part depends on the condition of the oil and gas industry and, in particular, on the capital expenditures of companies engaged in the exploration, development, and production of oil and natural gas. Capital expenditures by these companies are influenced by the following factors:

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

Historically, prices of oil and natural gas and exploration, development and production have fluctuated substantially. A sustained period of substantially reduced capital expenditures by oil and gas companies will result in decreased demand for certain equipment produced by the Company, low margins, and possibly net losses.

The Company has had material weaknesses in internal control over financial reporting in the past and cannot assure you that additional material weaknesses will not be identified in the future. The Company’s failure to implement and maintain effective internal control over financial reporting could result in material misstatements in the Company’s financial statements which could require the Company to restate financial statements, cause investors to lose confidence in the Company’s reported financial information and have a negative effect on the Company’s stock price.

While management believes that the material weaknesses identified in the Company’s internal control over financial reporting in 2005 and 2006 have been remediated, as of December 31, 2007, management concluded that the Company had a significant deficiency with respect to its internal control over financial reporting due to limited finance and accounting personnel to prepare and review financial statements and our preparation of consolidated financial statements is completed without the aid of consolidation software. During 2006 and 2005, management and the Company’s independent registered public accounting firm identified material weaknesses in the Company’s internal control over financial reporting as defined in the standards established by the American Institute of Certified Public Accountants that affected our financial statements for each of the two fiscal years ended December 31, 2006 and 2005. The material weaknesses in the Company’s internal control over financial reporting during 2006 and 2005 related to the lack of effective controls relating to financial reporting and close procedures, the lack of controls and procedures to ensure the proper accounting for a complex financing transaction that included warrants, failure to consistently apply controls over non-routine and non-systematic transactions, and the lack of effective and adequate controls to ensure the consistent implementation of accounting policies and procedures across all subsidiaries to prevent inconsistent accounting for similar transactions. As described in the Company’s Form 10-K/A filed on May 16, 2007, the Company restated its audited consolidated financial statements for the year ended December 31, 2005 to exclude the impact of the potential conversion of convertible subordinated debt. The Company also restated its unaudited pro forma consolidated statement of income for the year ended December 31, 2005 and the six-month period ended June 30, 2006 giving effect to the purchase of QVM, LLC, which are described in the Company’s Form 8-K/A filed on September 19, 2006.

The Company cannot assure you that additional significant deficiencies or material weaknesses in its internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties the Company encounters in its implementation, could result in additional significant deficiencies or material weaknesses, cause the Company to fail to meet its periodic reporting obligations or result in material misstatements in its financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual audit or attestation reports regarding the effectiveness of the Company’s internal control over financial reporting when required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404. The existence of a material weakness could result in errors in the Company’s financial statements that could result in a restatement of financial statements, cause the Company to fail to meet its reporting obligations and cause investors to lose confidence in the Company’s reported financial information, leading to a decline in the Company’s stock price.

The Company may face limitations on its ability to integrate acquired businesses.

The Company has completed three acquisitions. The successful integration of new businesses depends on the Company’s ability to manage these new businesses and cut excess costs. While the Company believes it has successfully integrated these acquisitions to date, the Company cannot ensure that these acquired companies will operate profitably or that the intended beneficial effect from these acquisitions will be realized.

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

The Company’s success depends upon the continued protection of its trademarks and the Company may be forced to incur substantial costs to maintain, defend, protect and enforce its intellectual property rights.

The Company’s registered and common law trademarks, as well as certain of the Company’s licensed trademarks, have significant value and are instrumental to the Company’s ability to market its products. The Company’s mark “Manitex”, and its mark “Liftking” are important to the Company’s business as the majority of the Company’s products are sold under those names. The Company has not registered all of its trademarks in the United States nor in the foreign countries where it does business. The Company cannot assure you that third parties will not assert claims against any such intellectual property or that the Company will be able to successfully resolve all such claims. If the Company has to change the names of any of its products, it may experience a loss of goodwill associated with its brand names, customer confusion and a loss of sales.

In addition, international protection of the Company’s intellectual property may not be available in some foreign countries to the same extent permitted by the laws of the United States. The Company could also incur substantial costs to defend legal actions relating to use of its intellectual property, which could have a material adverse effect on the Company’s business, results of operations or financial condition.

Our regular manufacturing process and services may expose us to intellectual property infringement and other claims, which could cause us to incur unanticipated costs and hurt our competitive position.

Providing manufacturing services can expose us to potential claims that the product design or manufacturing processes infringe third party intellectual property rights. In addition, we may be responsible for claims that components used in manufacturing infringe third party intellectual property rights. While the Company is not aware of any claims that it infringes the intellectual property rights of any third party, such claims, if made, could subject us to significant liability for damages, and potentially injunctive action and, regardless of merits, could be time-consuming and expensive to resolve.

The Company may be unable to effectively respond to technological change, which could have a material adverse effect on the Company’s results of operations and business.

The markets served by the Company are not historically characterized by rapidly changing technology. Nevertheless, the Company’s future success will depend in part upon the Company’s ability to enhance its current products and to develop and introduce new products. If the Company fails to anticipate or respond adequately to competitors’ product improvements and new production introductions, future results of operations and financial condition will be negatively affected.

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

Risks Relating to our Common Stock

The Company’s principal shareholders, an executive officer and directors hold a significant percentage of the Company’s common stock, and these shareholders may take actions that may be adverse to your interests.

The Company’s principal shareholders, executive officers and directors beneficially own, in the aggregate, approximately 48% of the Company’s common stock as of March 18, 2008. As a result, these shareholders, acting together, will be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations, sales and purchases of assets. They also could dictate the management of the Company’s business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent you from receiving a premium in such a transaction.

The cost of compliance with Section 404 of the Sarbanes-Oxley Act of 2002 may negatively impact the Company’s income.

The Company is subject to the rules and regulations of the SEC, including those rules and regulations mandated by the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act of requires all reporting companies to include in their annual report a statement of management’s responsibilities for establishing and maintaining adequate internal control over financial reporting, together with an assessment of the effectiveness of those internal controls. The costs to comply with these requirements will likely be significant and may adversely affect our operating results. Section 404 further requires that the reporting company’s independent auditors attest to, and report on, this management assessment. The Company is not yet subject to the auditor attestation requirement of Section 404; however, the Company expects its expenses related to its internal and external auditors to be significant. If we fail to maintain a system of adequate controls, it could have an adverse effect on our business and stock price.

The price of our common stock is highly volatile.

The trading price of the Company’s common stock is highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond the Company’s control, including:

•	the degree to which the Company successfully implements its business strategy;

•	actual or anticipated variations in quarterly or annual operating results;

•	changes in recommendations by the investment community or in their estimates of the Company’s revenues or operating results;

•	failure to meet expectations of industry analysts;

•	speculation in the press or investment community;

•	strategic actions by the Company’s competitors;

•	announcements of technological innovations or new products by the Company or competitors; and

•	changes in business conditions affecting the Company and its customers.

The market prices of securities of companies without consistent earnings have been highly volatile. This volatility has often been unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been brought against the company. If a securities class action suit is filed against us, whether or not meritorious, we would incur substantial legal fees and our management’s attention and resources would be diverted from operating our business in order to respond to the litigation.

Future sales of the Company’s common stock by existing shareholders in the pubic market, or the possibility or perception of such sales, could depress the Company’s stock price.

Sales of a large number of shares of the Company’s common stock, or the availability of a large number of shares for sale, could adversely affect the market price of the Company’s common stock and could impair the Company’s ability to raise funds in additional stock offerings. Approximately 9,809,340 the Company’s shares are eligible for sale in the public market, approximately 4,581,316 of which are subject to applicable volume limitations and other restrictions set forth in Rule 144 under the Securities Act.

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

None

ITEM 2.	PROPERTIES

The Company’s executive suites are located at 7402 W. 100th Place, Bridgeview, Illinois 60455. The Company has two principal operating plants. The Company builds boom cranes, sign cranes and trolley boom unloaders in its 188,000 square foot leased facility located in Georgetown, Texas. The Company builds rough terrain forklifts and special mission oriented vehicles, as well as other specialized carriers in its 85,000 square foot leased facility located in Woodbridge, Ontario.

The Company’s executive suites are located in Bridgeview, Illinois. The Company lease its 1,000 square feet of executive office and 10,000 square feet of warehouse space from a company controlled by our Chief Executive Officer and pays rent of approximately $4 thousand per month. The Company believes that terms are as favorable as we could obtain from a third party.

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

Market for the Company’s Common Stock

The Company’s common stock began trading on the American Stock Exchange under the symbol VCC on February 15, 2005. No public market for the Company’s securities existed prior to that date. The following table sets forth the range of high and low closing prices for the common stock for the indicated periods of public trading:

Price Range of Common Stock

2007	High	Low
First Quarter	$6.65	$5.37
Second Quarter	8.31	6.50
Third Quarter	8.03	6.24
Fourth Quarter	$7.40	$5.88

2006	High	Low
First Quarter	$5.80	$3.02
Second Quarter	4.84	2.61
Third Quarter	4.15	3.09
Fourth Quarter	$5.67	$3.50

Number of Common Stockholders

As of March 06, 2008, there were 29 record holders of the Company’s common stock.

Dividends

During the fiscal years ended December 31, 2007, 2006 and 2005, the Company did not declare or pay any dividends on its common stock and the Company does not intend to pay any cash dividends in the foreseeable future. Furthermore, the terms of our credit facility do not allow us to declare or pay dividends without the prior written consent of the lender.

Performance Graph

The following stock performance graph is intended to show our stock performance compared with that of comparable companies. The stock performance graph shows the change in market value of ten thousand dollars invested in our Common Stock, the Russell 2000 Index and a peer group of comparable companies (Construction Equipment Index) for the period commencing February 14, 2005 (the date of our initial public offering) through December 31, 2007. The cumulative total stockholder return of the peer group assumes dividends are reinvested. The stockholder return shown on the graph below is not indicative of future performance. The Construction Equipment Index consists of the following companies, which are in similar lines of business to Veri-Tek International Corp.: A.S.V. Inc., Lindsay Corporation, Gehl Co., Gencor Industries Inc., and Alamo Group, Inc. The Peer Group Index closely approximates Veri-Tek’s peer group in range of products provided, target industries and market capitalization in 2005.

CUMULATIVE TOTAL RETURN

Based upon an initial investment of $10,000 on February 14, 2005 with dividends reinvested

	February 14, 2005	December 31, 2005	December 31, 2006	December 31, 2007
Veri-Tek	$10,000	$9,833	$9,033	$10,117
Russell 2000 Index	$10,000	$10,602	$12,404	$12,174
Construction Equipment (5 stocks)	$10,000	$10,425	$11,816	$13,631

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

Veri-Tek, Inc., as it existed prior to the October 31, 2003 acquisition by Quantum Veri-Tek, Inc., is referred to as “Predecessor.” Veri-Tek, as it existed on and after October 31, 2003, is referred to as “Successor.” The combined selected financial information for the Successor and Predecessor as of the year ended December 31, 2003 was derived from our unaudited financial statements which, in the opinion of management, reflect all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States, the information for that period. The Company implemented a 300-for-1 stock split with respect to its shareholders of record on July 21, 2004, which resulted in the Company having 3,000,000 shares issued and outstanding on such date. The Company implemented a 1-for-3.730879244 reverse stock split to its shareholders of record on February 7, 2005, which resulted in the Company having 804,100 shares issued and outstanding on such date. All share and per share amounts have been restated to retroactively reflect the stock splits for all periods in which the Successor is presented.

The last two years has seen significant strategic change for the Company. In fiscal 2006, we completed two acquisitions that introduced boom trucks, sign cranes and lifting equipment into our operations as a second business segment. Effective July 3, 2006, the Company completed the purchase of Manitex, Inc. (“Manitex”) via an acquisition of all of the membership interests in Quantum Value Management, LLC (an entity owned by certain stockholders of the Company). On November 30, 2006, the Company, through its wholly owned subsidiary, Manitex Liftking, ULC, an Alberta unlimited liability corporation (“Manitex Liftking”), completed the acquisition (the “Liftking Acquisition”) of all of the operating assets of Liftking Industries, Inc., an Ontario, Canada corporation (“Liftking”). On July 31, 2007, the Company further expanded its Lifting Equipment segment by purchasing of the Noble Forklift Product Line. The results for the acquisition have been included from the date of the acquisition

Against the background of the operating losses generated in recent history by the Testing & Assembly Equipment segment operations based at Wixom, Michigan, the Company conducted a strategic review of these operations. On March 29, 2007, our Board of Directors approved a plan to sell our Testing & Assembly Equipment segment’s operating assets including its inventory, machinery, equipments and patents. As a result, our Testing & Assembly Equipment segment has been accounted for as a discontinued operation starting with the first quarter of 2007 until its disposition. On July 5, 2007 the Company entered into an Asset Purchase Agreement with EuroMaint Industry, Inc., a Delaware corporation (“EuroMaint”). Under the terms of the Asset Purchase Agreement, the Company agreed to sell and EuroMaint agreed to purchase certain assets of the Company used in connection with the Company’s diesel engine testing equipment business. EuroMaint also assumed and agreed to pay, perform and discharge when due certain obligations of the Company arising in connection with the operation of the Company’s diesel engine testing equipment business. In addition to the assumption of those certain assumed liabilities, EuroMaint agreed to pay to the Company the aggregate purchase price of $1.1 million. This transaction was completed on August 1, 2007. As of August 31, 2007, all operations of the Company’s Testing and Assembly Equipment segment operations had ceased. The Testing and Assembly Equipment segment operated from a leased facility. The lease termination date for this facility was August 31, 2007. The below financial data for the years 2003 to 2007present the former Testing and Assembly Equipment segment as a discontinued operation. See Note 5 in the consolidated financial statements for further details.

	Successor							Predecessor
	Year Ended December 31, 2007(4)	Year Ended December 31, 2006(4)	Year Ended December 31, 2005(4)	Year Ended December 31, 2004(4)	Year Ended December 31, 2003(2)(4)		Period from November 1- December 31, 2003(4)	Period from January 1- October 31, 2003(4)
Continuing operations:
Revenues	$106,946	$40,676	$—	$—	$—		$—	$—
Earnings (Loss) from operations	6,353	1,159	(584)	(248)	(10)		(4)	(6)
Earnings (loss) from continuing operations before income taxes	2,289	(786)	(429)	(248)	(10)		(4)	(6)
Provision for taxes on income(1)	163	(239)	(142)	(84)	(1)		(1)	—
Net earnings( loss) from continuing operations	2,126	(547)	(287)	(164)	(9)		(3)	(6)
Discontinued operations:
Earning (loss) from discontinued operations, net	(1,122)	(8,342)	(1,965)	(3,290)	426		(450)	876
Loss on sale or closure of discontinued operations, net of income tax	(48)	—	—	—	—		—	—
Net earning (loss)	$956	$(8,889)	$(2,252)	$(3,454)	$417		$(453)	$870
Basic earning (loss) per share:
Earnings (loss) from continuing operations	$0.25	$(0.10)	$(0.07)	$(0.20)	n.a.	(3)	$—	$(60.00)
Earning (loss )from discontinued operations, net of income taxes	$(0.13)	$(1.56)	$(0.45)	$(4.09)	n.a.	(3)	$(0.56)	$8,760.00
Loss on sales or closure of discontinued operations, net of income taxes	$(0.01)	$—	$—	$—	n.a.	(3)	$—	$—
Net earnings (loss)	$0.11	$(1.66)	$(0.52)	$(4.30)	n.a.	(3)	$(0.56)	$8,700.00
Diluted earning (loss) per share:
Earnings (loss) from continuing operations	$0.23	$(0.10)	$(0.07)	$(0.20)	n.a.	(3)	$—	$(60.00)
Earnings (loss) from discontinued operations, net of income taxes	$(0.12)	$(1.56)	$(0.45)	$(4.09)	n.a.	(3)	$(0.56)	$8,760.00
Loss on sales or closure of discontinued operations, net of income taxes	$(0.01)	$—	$—	$—	n.a.	(3)	$—	$—
Net earnings (loss)	$0.10	$(1.66)	$(0.52)	$(4.30)	n.a.	(3)	$(0.56)	$8,700.00
Shares used to calculate earnings per share:
Basic	8,557,095	5,346,225	4,339,649	804,100	n.a.	(3)	804,100	100
Diluted	9,214,407	5,346,225	4,339,649	804,100	n.a.	(3)	804,100	100
Total assets:
Continuing operations	$80,003	$82,114	$5,131	$2,455	$233		$233	$—
Discontinued operations	172	1,730	12,096	9,430	11,113		11,113	6,623
Total assets	$80,175	$83,844	$17,227	$11,885	$11,346		$11,346	$6,623
Total debt:
Continuing operations	$24,994	$36,980	$—	$—	$—		$—	$—
Discontinued operations	—	—	—	14,135	10,833		10,833	$4,385
Total debt	$24,994	$36,980	$—	$14,135	$10,833		$10,833	$4,385
Total shareholders’ equity	$30,686	$18,440	$16,171	$(3,809)	$(353)		$(353)	$183

(1)	The Predecessor was a subchapter S corporation and therefore did not record income tax expense or benefit.

(2)	The combined financial information presented represents the sum of the January 1, 2003 through October 31, 2003 period for the Predecessor and the November 1, 2003 through December 31, 2003 period for the Successor. No adjustments have been made to this data.
(3)	Not applicable because the Successor was created on October 18, 2003 and has a different capital structure than the Predecessor.
(4)	The financial data for the years 2003 to 2007 presents the former Testing and Assembly equipment segment as a discontinued operation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of continuing operations should be read in conjunction with the Company’s financial statements and notes, and other information thereto included elsewhere in this Report.

FORWARD-LOOKING STATEMENTS

When reading this section of this Annual Report on Form 10-K it is important that you also read the financial statements and related notes thereto. This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements and are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward—looking statements. Forward-looking statements in this Annual Report on Form 10-K include, without limitation: (1) projections of revenue, earnings, capital structure and other financial items, (2) statements of our plans and objectives, (3) statements regarding the capabilities and capacities of our business operations, (4) statements of expected future economic performance and (5) assumptions underlying statements regarding us or our business.

It is important to note that our actual results could differ materially from those included in such forward-looking statements due to a variety of factors including: (1) the cyclical nature of the markets we operate in; (2) increases in interest rates; (3) government spending; (4) the performance of our competitors; (5) shortages in supplies and raw materials; (6) our ability to meet financial covenants required by our debt agreements; (7) product liability claims, intellectual property claims, and other liabilities; (8) difficulties in implementing new systems, integrating acquired businesses, managing anticipated growth, and responding to technological change; (9) the volatility of our stock price; (10) future sales of our common stock; (11) the willingness of our stockholders and directors to approve mergers, acquisitions, and other business transactions; (12) currency transactions (foreign exchange) risks and the risk related to forward currency contracts; and (13) other risks described in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K.

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

OVERVIEW

Historically, the Company designed, developed, and built specialty testing and assembly equipment for the automotive and heavy equipment industries that identifies defects through the use of signature analysis and in-process verification. In fiscal 2006, the Company completed two acquisitions that introduced Lifting Equipment into the Company operations as a second segment of activity. Effective July 3, 2006, the Company completed the purchase of Manitex, Inc. (“Manitex”) via an acquisition of all of the membership interests in Quantum Value Management, LLC (an entity owned by certain stockholders). A leading provider of engineered lift solutions in North America, Manitex is based in Georgetown, Texas. Manitex designs, manufactures, and markets a comprehensive line of boom trucks, sign cranes and trolley boom unloaders. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration, and infrastructure development including: roads, bridges and commercial construction. On November 30, 2006, the Company, through its wholly owned subsidiary, Manitex Liftking, ULC., an Alberta unlimited liability corporation (“Manitex Liftking”) completed the acquisition (the “Liftking Acquisition”) of all of the operating assets of Liftking Industries, Inc. an Ontario, Canada corporation (“Liftking”). Manitex Liftking is headquartered in Woodbridge (Toronto), Ontario and manufactures a complete line of rough terrain forklifts and special mission oriented vehicles, as well as other specialized carriers, heavy material handling transporters, and steel mill equipment On July 31, 2007, the Company further expanded its Lifting Equipment segment by purchasing of the Noble Forklift Product Line. The Noble Product Line is comprised of four rough terrain forklifts in several configurations, and are being produced in the Company’s existing facilities located in Georgetown, Texas and Woodbridge, Ontario. Although the revenues for the Noble Product were not significant in 2007, the Company believes that the acquisition will allow the Company to increase its market penetration in the future.

Against the background of the operating losses generated in recent history by the Testing & Assembly Equipment segment operations based at Wixom, Michigan, the Company conducted a strategic review of these operations. In connection with the preparation of our 2006 year-end financial statements, the Board determined that certain assets used in connection with our Testing & Assembly Equipment segment were impaired. Accordingly, we recorded an impairment charge of $6.6 million.

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

As a result of the Company’s decision to sell the Testing and Assembly Equipment segment, the results of this operation have been reported as a discontinued operation for all periods presented in the Consolidated Financial Statements. As result of discontinuing our Testing and Assembly Equipment segment, the Company again operates in only a single business segment, Lifting Equipment.

The Company derives most of its revenue from purchase orders from dealers and distributors. The demand for the Company’s products depends upon the general economic conditions of the markets in which the Company competes. The Company’s sales depend in part upon its customers’ replacement or repair cycles. Adverse economic conditions, including a decrease in commodity prices, may cause customers to forego or postpone new purchases in favor of repairing existing machinery

Gross Profit varies from period to period. Factors that affect gross profit include product mix, production levels and cost of raw materials. Margins tend to increase when production is skewed towards larger capacity cranes, special mission oriented vehicles, specialized carriers and heavy material transports.

The following table sets forth certain financial data for the three years ended December 31, 2007, 2006, and 2005:

Results of Consolidated Operations

VERI-TEK INTERNATIONAL, CORP.

(Thousands of Dollars, except share data)

	Year Ended December 31, 2007 (1)	Year Ended December 31, 2006 (1)	Year Ended December 31, 2005 (1)
Net revenues	$106,946	$40,676	$—
Cost of sales	87,027	34,903	—

Gross profit	19,919	5,773	—
Operating expenses
Research and development costs	808	206
Selling, general and administrative expense, including corporate expense of $3,756; $1,384; and $584 for 2007, 2006 and 2005, respectively	12,758	4,408	584

Total operating Expenses	13,566	4,614	584

Income (loss) from continuing operations	6,353	1,159	(584)
Other income (expense)
Interest income	6	39	155
Interest expense	(3,438)	(1,969)	—
Foreign currency transaction losses	(751)	—	—
Other income (expense)	119	(15)	—

Total other income (expense)	(4,064)	(1,945)	155

Earnings (loss) from continuing operations before income taxes	2,289	(786)	(429)

Provision for taxes on income (benefit)	163	(239)	(142)

Net earnings (loss) from continuing operations	2,126	(547)	(287)

Discontinued operations:
Earning (loss) from discontinued operations, net of income taxes (benefit) of $0, $(1,087) and $(942) in 2007, 2006 and 2005, respectively	(1,122)	(8,342)	(1,965)
Loss on sale or closure of discontinued operations, net of income tax	(48)	—	—

Net earning (loss)	$956	$(8,889)	$(2,252)

(1)	The financial data for all years presented reflects the former Testing and Assembly Equipment segment as a discontinued operation.

Year Ended December 31, 2007 Compared to 2006

The results for acquisitions have been included in the accompanying consolidated statement of operations from the date of their respective acquisition, i.e., July 3, 2006 for Manitex, November 30, 2006 for Manitex Liftking and July 31, 2007 for the Noble Forklift Product Line acquisition. As such, the results for 2007 include a full year of results for Manitex and Manitex Liftking and six months for the Noble Product Line. The results for Noble Forklift Product Line for six months ended December 31, 2007 are not significant. The results for 2006 only include six months and one month of results for Manitex and Manitex Liftking, respectively.

Net Income (loss)

The net income of $1.0 million reported for the year ended December 31, 2007 consists of net income from continuing operations of $2.1 million offset by a loss from discontinued operations of $1.1 million and an expected loss on sale of discontinued operations of $0.05 million. The Company reported a net loss of $(8.9) million for the year ended December 31, 2006, consisting of a net loss from continuing operations of $(0.5) million and a loss from discontinued operations of $(8.3) million. Included in the loss from discontinued operations is an impairment charge of $6.6 million. In 2006, the Company determined that the carrying values of some of the underlying assets of the former Testing and Assembly Equipment segment exceeded their fair values. Consequently, the Company recorded an impairment loss of $6.6 million, which represents the excess of the carrying values of the assets over their fair values, less cost to sell.

Results of continuing operations

For the year ended December 31, 2007, net income from continuing operations was $2.1 million, which consists of revenue of $106.9 million, cost of sales of $87.0 million, research and development costs of $0.8 million, SG&A costs excluding corporate expenses of $9.0 million, Corporate SG&A expenses of $3.8 million, net interest expense of $3.4 million and other expense and foreign currency transactions expense of $0.6 million and income taxes of $0.2 million.

For the year ended December 31, 2006, net loss from continuing operations was $(0.5) million, which consists of revenue of $40.7 million, cost of sales of $34.9 million, research and development costs of $0.2 million, SG&A costs excluding corporate expenses of $3.0 million, Corporate SG&A expenses of $1.4 million, net interest expense of $1.9 million and income tax benefit of $(0.2) million.

Net Revenue and Gross Profit—For the year ended December 31, 2007, net revenue and gross profit were $106.9 million and $19.9 million, respectively. Gross profit as a percent of sales was 18.6% for the year ended December 31, 2007. For the year ended December 31, 2006 net revenue and gross profit were $40.7 million and $5.8 million, respectively. Gross profit as a percent of revenues was 14.2% for the year ended December 31, 2006.

Net revenues increased $66.3 million to $106.9 million (including $27.2 million for Manitex Liftking) for the year ended December 31, 2007 from $40.7 million for the comparable year period in 2006. The revenue increase is primarily the result of having a full year of Manitex and Manitex Liftking’s results in the current year and only two quarters of Manitex and one month of Manitex Liftking’s results in the prior year.

The gross profit as a percent of net revenues increased to 18.6% for the year ended December 31, 2007 from 14.2% for the comparable 2006 period, an improvement of 4.4%. The Company’s gross profit was favorably impacted in 2007 by product mix, a 2007 price increase and the benefit of sourcing materials from lower cost countries. The favorable mix is the result of an increase in the sales of cranes with higher lifting capacity. This to a large extent is attributable to the 45 ton crane which was introduced in the second quarter of 2006 and the 50 ton crane which was introduced in the second quarter 2007.

Selling, general and administrative expense—Selling, general and administrative expense for the year ended December 31, 2007 was $12.8 million compared to $4.4 million for the comparable period in 2006. Selling, general and administrative expense for the year ended December 31, 2007 are comprised of corporate expense of $3.8 million and $9.0 million related to operating companies. Selling, general and administrative expenses for the year ended December 31, 2006 are comprised of corporate expense of $1.4 million and $3.0 million related to operating companies.

Selling, general and administrative, excluding corporate expenses, increased $6.0 million to $9.0 million (including $2.3 million for Manitex Liftking.) for the year ended December 31, 2007 from $3.0 million for the comparable year period in 2006. The increase is primarily the result of including Manitex Liftking in 2007 for a full year compared to one month in the prior year and of having a full year of Manitex’s expense in the current year and only two quarters in the prior year. An increase in selling expenses at Manitex primarily related to increases in advertising and outside commissions and an increase in the provision for bonuses at Manitex were also factors contributing to the higher 2007 selling, general and administrative expenses. Included in selling general and administrative expenses is amortization of intangible assets of $1,784 and $992 for the year ended December 31, 2007 and 2006, respectively

Corporate expenses increased $2.4 million to $3.8 million for the year ended December 31, 2007 from the $1.4 million for the comparable 2006 year period. The increase in corporate expenses reflects the recruitment of key experienced management to build an organizational structure to continue to drive the company’s strategy and growth objectives including activity to integrate the management, systems, controls, and operations of the three acquisitions. Also, included in 2007 are legal, accounting and consulting expenses incurred in connection with the SEC review of the Company’s registration statement on Form S-3, which was declared effective on September 7, 2007 and for its Sarbanes Oxley compliance project. The Company continues to actively manage its costs relating to the Sarbanes-Oxley project in particular and balances between internal and external resources applied.

Operating income—Operating income from continuing operations of $6.4 million for the year ended December 31, 2007 was equivalent to 5.9% of net sales compared to an operating income of $1.2 million for the year ended December 31, 2006 or 2.8%. The increase in the operating income as a percent of net sales is the result of higher gross profit percent which is partially offset by an increase in selling, general and administrative expense.

Interest expense—Interest expense was $3.4 million and $2.0 million for the year ended December 31, 2007 and 2006, respectively. The increase in interest expense is entirely the result having full year results for Manitex and Manitex Liftking included in 2007. In 2006, Manitex and Manitex Liftking results were only included for six months and one month, respectively. Prior to the Manitex acquisition on July 3, 2006, the Company had no outstanding indebtedness for borrowed money. The Company interest expense is principally related to the amount of outstanding debt. Interest expense has decreased and will continue to decrease as the Company reduces its outstanding debt. Total outstanding debt has decreased to $25.0 million at December 31, 2007 from $37.0 million at December 31, 2006. The reduction of debt only had a limited impact on year to date interest expense as approximately $10 million of the reduction occurred in the third quarter, with approximately $8.0 million occurring on September 10, 2007.

Foreign currency transaction loss—The foreign currency transaction loss for the year ended December 31, 2007 was $0.8 million, (2006 $nil). The exchange losses were principally incurred before the Company entered into the forward currency exchange contracts in early September 2007. The foreign currency loss was driven by a historically unusual strengthening of the Canadian dollar during the six months ended September 30, 2007, when the US to Canadian dollar exchange rate changed from .8674 to 1.0037. The Company has an acquisition note payable for $2.6 million to the former owner of Liftking Industries, which is denominated in Canadian dollars. Through September 30, 2007 the Company recorded a foreign exchange loss of $0.4 million related to this note. Additionally, Manitex Liftking, the Company’s Canadian subsidiary, had significant sales which were denominated in US dollars and which on settlement generated or will generate a transaction loss of $0.5 million through September 30, 2007. A gain of $0.2 million on the forward exchange currency contracts held at September 30, 2007 by the Company offsets the aforementioned transaction losses.

The decision to enter into forward exchange contracts was the result of an investigation into methods that could be taken to reduce foreign currency risk in response to the large currency losses incurred in the second quarter 2007. Historically the USD / CDN$ exchange rate has not seen such volatility in a short time period and the Company had previously not taken any action to mitigate its foreign exchange exposures. As stated above, the exchange losses were principally incurred before the Company entered into the forward currency exchange contracts in early September 2007. The Company’s net currency loss for the quarter ended December 31, 2007 was less than $0.1 million.

Income tax (benefit)—Income tax for the year ended December 31, 2007 was $0.2 million or 7.1%. In 2006 the Company recorded an income tax benefit of $(0.2) million. The 2007 effective tax rate is lowered for the current utilization of prior year losses for which no benefit was previously received.

Net income from continuing operations—Net income from continuing operations for the year ended December 31, 2007 was $2.1 million. This compares with a net loss from continuing operations for the year ended December 31, 2006 of $(0.5) million.

Discontinued operations

The net loss from discontinued operations of $1.1 million is comprised of costs of sales of $1.6 million, operating expenses of $1.0 million offset by revenue of $1.5 million. For the year ended December 31, 2006, the loss reported was $8.3 million. Included in the 2006 loss from discontinued operations is an impairment charge of $6.6 million. In 2006, the Company determined that the carrying values of some of the underlying assets of the former Testing and Assembly Equipment segment exceeded their fair values. Consequently, the Company recorded an impairment loss of $6.6 million, which represents the excess of the carrying values of the assets over their fair values, less cost to sell.

For the year ended December 31, 2007, the reserve established for employee termination costs of $0.1 million and a provision for termination of contracts of $0.2 million was offset by a gain on the sale of assets of $0.2 million. The net gain on sale or closure of discontinued operations for 2007 was $0.05 million.

Year Ended December 31, 2006 Compared 2005

Results of continuing operations

Revenue. Revenue for 2006 was $40.7 million. In 2005, the Company had no revenue from continuing operations. The revenues for Manitex and Manitex Liftking are included from the date of acquisition July 3, 2006 and November 30, 2006, respectively.

Cost of Sales. Cost of sales for 2006 was $34.9 million. As stated above, the Company had no revenues from continuing operations in 2005 and, therefore, no cost of sales. Cost of sales for Manitex and Manitex Liftking are included from the date of acquisition July 3, 2006 and November 30, 2006, respectively.

Gross Margin. Gross margin for 2006 was $5.8 million or 14.2% of sales. The Company had no revenues from continuing operations in 2005 and therefore reported no gross profit. Gross margin for Manitex and Manitex Liftking are included from the date of acquisition July 3, 2006 and November 30, 2006, respectively.

Research and Development Expenses. Research and development was $0.2 million for the twelve months ended December 31, 2006. There were no research and development expenditure for 2005 as the Company had no continuing operations for 2005. Research and development expenses for Manitex and Manitex Liftking are included from the date of acquisition July 3, 2006 and November 30, 2006, respectively.

Selling, general and administrative expense. Selling, general and administrative expense for year ended December 31, 2006 was $4.4 million compared to $0.6 million for the comparable period in 2005. Selling, general and administrative expense for 2006 are comprised of corporate expense of $1.4 million and $3.0 million related to operating companies. Selling, general and administrative expense for 2005 of $0.6 million is comprised entirely of corporate expense as the Company had no continuing operations in 2005. Selling, general and administrative expenses for Manitex and Manitex Liftking are included from the date of acquisition July 3, 2006 and November 30, 2006, respectively.

As stated above, selling, general and administrative expense for 2006 has two components, i.e. corporate expenses and those expenses related to operations. As the Company had no continuing operations in 2005, selling, general and administrative expense for 2005 only had one component, corporate expense. Therefore, our discussion, concerning the change in selling, general and administrative expense will only encompass the corporate expense component.

Corporate expenses increased $0.8 million to $1.4 million for 2006 from the $0.6 million 2005. The increase in corporate expenses reflects the recruitment of key experienced management to build an organizational structure to continue to drive the company’s strategy and growth objectives including activity to integrate the management, systems, controls, and operations of the two acquisitions made in 2006.

Operating income (Loss). The Company had operating income of $1.2 million in 2006 and an operating loss of $(0.6) million in 2005. The Company had an operating loss in 2005 because it had no revenues from continuing operations in 2005 to offset corporate expenses. The Company had operating income for 2006 as it includes results for Manitex and Manitex Liftking from the date of acquisition July 3, 2006 and November 30, 2006, respectively

Other Income (Expense). Other income (expense) for the year ended December 31, 2006 was an expense of $(1.9) million which is principally interest on debt that the Company assumed or issued in connection with the Manitex acquisition. For the twelve months ended December 31, 2005, the Company had other income of $0.2 million.

Income Tax Expense (Benefit). The Company’s income tax benefit was $0.2 million for the year period ended December 31, 2006 as compared to a benefit of $0.1 million in the 2005 period. The increase in the tax benefit is primarily result of incurring a larger loss from continuing operations in 2006.

Net Loss from continuing operations. As a result of the foregoing factors, the net loss from continuing operations was $(0.5) million for the year ended December 31, 2006 as compared to loss of $(0.3) million for the same period in 2005.

Discontinued operations

The loss from discontinued operations for 2006 was $8.3, which is net of $1.1 million tax benefit. The loss from discontinued operations for 2005 was $2.0 million, which is net of $0.9 million tax benefit. The increase in the loss from discontinued operations in 2006 is principally related to recording an impairment charge of $6.6 million and not recording a full tax benefit against the 2006 loss. In 2006, the Company determined that the carrying values of some of the underlying assets of the former Testing and Assembly Equipment segment exceeded their fair values. Consequently, the Company recorded an impairment loss of $6.6 million, which represents the excess of the carrying values of the assets over their fair values, less cost to sell. (See note 5 to the consolidated financial statements)

The Company did not record a full tax benefit against the loss from discontinued operations in 2006 as the Company was in a cumulative loss position at December 31, 2006 and could not conclude that it was more likely than not that the additional deferred tax asset related to 2006 net operating loss (“NOL”) would be fully utilized and therefore a valuation allowance was recorded in 2006. A valuation allowance of $2.1 million was established, which represents the amount that total deferred tax assets exceed total deferred tax liabilities. The NOL created in 2006, however, remains available and can be used to offset taxable income through at least 2023.

Net Loss

The above, explains the Company’s net loss of $8.9 million and $2.3 million for the years end December 31, 2006 and 2005, respectively.

Liquidity and Capital Resources

Cash and cash equivalents were $0.6 million at December 31, 2007 and December 31, 2006. As of December 31, 2007, the Company had approximately $4.8 million available to borrow under its merged credit facility. Additionally, the Company’s Manitex Liftking subsidiary had a credit facility which had approximately $2.6 of borrowing availability on December 31, 2007.

During 2007, the Company decreased its existing debt (including lines of credit, capital lease obligations and the current portion of notes payable and capital lease obligations) by $12.0 million. Total debt decreased from $37.0 million at December 31, 2006 to $25.0 million at December 31, 2007.

The Company was able to pay down debt as it:

•	Generated $8.2 million from the sale of stock and warrants in the 2007 private placement.

•	Generated $1.9 million from the exercise of warrants that existed at December 31, 2006,

•	Generated $1.1 million from the sale of discontinued unprofitable operations, and

•	Generated $1.1 million from operations, including the operating results of the unprofitable discontinued operation.

The Company needs cash to meet its working capital needs as the business grows, to acquire capital equipment, and to fund acquisitions and debt repayment. Cash flows from operations and existing availability under the current revolving credit facilities are available when the Company needs cash in the future. The maturity date for its merged credit facility, the Manitex Liftking credit facility and the note payable to the bank is April 1, 2009.

The Company’s revolving credit facility dated December 15, 2003, had an original maturity date of January 2, 2005. The maturity date has been extended numerous times in various increments and the maturity date is currently April 1, 2009. The agreement contains the customary limitations including, limitations on acquisitions, dividends, repurchase of the Company’s stock and capital expenditures. It also requires the Company to have on the last date of the quarter a minimum “Tangible Effective Net Worth”, which is defined in the agreement as equity plus subordinated debt minus intangible assets and related party receivables. The Company also has a $2.3 million note payable to Comerica Bank, which was due on September 10, 2006. The maturity date has been extended; the note is now due on April 1, 2009.

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

2007

Operating activities generated cash of $1.1 million for the year ended December 31, 2007, comprised of net earnings of $1.0 million, non-cash items totaling $2.4 million offset by an increase in working capital of $2.2 million. The non-cash items are principally composed of amortization and depreciation of $2.1 million, an increase in inventory reserves of $0.1 million, an increase of $0.1 million in a reserve for uncertain tax positions, and a $0.1 million non-cash expense for stock based compensation. The increase in working capital results primarily from an increase in accounts receivables of $1.8 million and a decrease in accounts payable of $4.7 million offset by a decrease in inventory of $3.4 million and an increase in accrued expense of $1.4 million. The increase in receivables is attributed to an increase in sales. Sales of $27.3 for the quarter ended December 31, 2007 were $6.7 million higher than the $20.6 million reported for the quarter ended December 31, 2006. The decrease in accounts payable correlates with the decrease in inventory. A faster payment cycle for accounts payable was a secondary factor which contributed to the decrease in accounts payable. Most of the decrease in inventory occurred in Manitex Liftking facility, located in Woodbridge, Ontario. Manitex Liftking at December 31, 2006 had purchased inventory and incurred labor and overhead costs for several large long-term specialized lifting equipment projects that had a longer manufacturing cycle. Inventory decreased in 2007, when the projects were completed and the items were shipped. The increase in accrued expense is primarily related to increases of $1.0 million, $0.2 million and $0.1 million in accrued bonuses, vacation and warranty, respectively.

Investing activities generated cash of $0.9 million. The sale of discontinued operations generated $1.1 million of cash. The Company spent $0.3 million to purchase equipment. The purchase of a semi-automatic multi-head welder is the only significant piece of equipment purchased in 2007.

Financing activities consumed $2.1 million. The sale of stock and warrants in the 2007 private placement provided $8.2 million. The exercise of warrants that were outstanding at December 31, 2006 provided another $1.9 million. The proceeds generated by the sale of stock, the exercise of warrants, the sales of discontinued operations and cash provided by operations was used to make principal payments of $11.7 million against notes payable. As a result of these principal payments, the note payable balance, including the current portion, decrease from $17.8 million at December 31, 2006 to $6.1 million at December 31, 2007. An additional $0.3 million was used to reduce capital lease obligations.

2006

Operating activities generated cash of $0.4 million for the year ended December 31, 2006. The Company’s net loss of $8.9 million was more than offset by non-cash items of $5.7 million, and a change in working capital of $3.7 million including $4.5 million related to discontinued operations. The non-cash items are principally composed of amortization and depreciation of $1.1 million and an impairment charge of $6.0 million offset by an increase in deferred taxes of $1.4 million, net of a valuation allowance. The increase in deferred taxes is principally related to $1.3 million tax benefit recorded in connection with the current year’s net loss. Against the background of the operating losses generated in recent history by the now discontinued Testing and Assembly Equipment segment operations based at Wixom, Michigan, the Company conducted a strategic review of these operations. In connection with the preparation of our 2006 year-end financial statements, the Board determined that certain assets used in connection with the former Testing & Assembly Equipment segment were impaired. Accordingly, the Company recorded an impairment loss of $6.6 million, which represents the excess of the carrying values of the assets over their fair values, less cost to sell. The impairment charge includes a $5.9 million non cash component relating to the write down of property, plant and equipment and patents. The decrease in working capital is principally related to discontinued operations, which generated $4.5 million of cash. The funds generated by discontinued operations was primarily the result of a lower accounts receivable balance at December 31, 2006 and $2.2 million decrease in cost in excess of billings. The decreases are related to the decline in revenues in the former Testing & Assembly equipment segment.

The Company used cash in investing activities of $4.0 million for year ended December 31, 2006. In 2006, the Company used $3.3 million to purchase Manitex and Manitex Liftking and also invested an additional $0.6 million in capital assets and patents which included $0.5 million related to discontinued operations.

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

Contractual Obligations

The following is a schedule as of December 31, 2007 of our long-term contractual commitments, future minimum lease payments under non-cancelable operating lease arrangements and other long-term obligations.

(In thousands)	Payments due by period
Contract obligations	Total	2008	2009- 2010	2011- 2012	Thereafter
Revolving credit Facility	$14,191	$—	$14,191	$—	$—
Term Loan	2,323	—	2,323	—	—
Note to Former QVM members	1,072	—	1,072	—	—
Note to Liftking Industries, Inc.	2,623	807	1,614	202	—
Note payable bank	82	82	—	—	—
Operating Lease Obligations	1,046	546	327	87	86
Capital Lease Obligations	8,353	849	1,608	1,608	4,288
Purchase Obligations (1)	19,422	19,422	—	—	—

Total	$49,112	$21,706	$21,135	$1,897	$4,374

(1)	Purchase obligations include commitments of approximately $18.8 relating to inventory items. The balance is attributable to non-inventory items, including fixed assets, research and development materials, supplies and services
(2)	At December 31, 2007, the Company had unrecognized tax benefits of $184 for which the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective tax authority. Thus, these liabilities have not been included in the contractual obligations table.

Related Party Transactions

For a description of the Company’s related party transactions, please see Note 23 to the Company’s consolidated financial statements entitled “Transactions between the Company and Related Parties.”

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

Foreign Currency Translation and Transactions. The financial statements of the Company’s non-U.S. subsidiaries are translated using the current exchange rate for assets and liabilities and the weighted-average exchange rate for the year for income and expense items. Resulting translation adjustments are recorded to Accumulated Other Comprehensive Income (OCI) as a component of stockholders’ equity.

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

Forward Currency Exchange Contracts. Beginning in September 2007, the Company entered in forward currency exchange contracts in relationship such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. In accordance with FAS No. 52, the Company records at the balance sheet date the forward currency exchange contracts at its market value with any associated gain or loss being recorded in current earnings as a currency gain or loss.

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

Warrants. The Company has issued warrants, which allow the warrant holder to purchase one share of stock at specified price for a specific period of time. The Company records equity instruments including warrants issued to non-employees based on the fair value at date of issue. The fair value of the warrants at date of issuance is estimated using the Black-Scholes Model.

Goodwill and Other Intangible Assets. The Company accounts for Other Intangible Assets under the guidance of SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, Other Intangible Assets with definite lives are amortized over their estimated useful lives. Indefinite and definite lived intangible assets are subject to annual impairment testing.

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

The Company has recorded $5,932 loss on impairment of long-lived assets during 2006. No impairment charges were recorded in 2007 and 2005. (See Note 26 for detail regarding the impairment charge)

Research and Development Expenses. The Company expenses research and development costs as incurred. For the periods ended December 31, 2007, 2006, and 2005 expenses were $0.8 million, $0.2 million, and $0 million, respectively.

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

Deferred Income Taxes. In evaluating our ability to recover our deferred tax assets, the Company considers all available positive and negative evidence including our past operating results, the existence of cumulative losses in our most recent fiscal years and our forecast of future taxable income. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years as cumulative losses weigh heavily in the overall assessment. At December 31, 2007 and 2006, we provided a valuation allowance against our net deferred tax assets based on our cumulative losses in recent years.

Computation of Earnings per Share. Basic Earnings per Share (“EPS”) was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

The number of shares related to options, warrants, restricted stock and similar instruments included in diluted EPS (“EPS”) is based on the “Treasury Stock Method” prescribed in SFAS No. 128. This method assumes theoretical repurchase of shares using proceeds of the respective stock option or warrant exercised, and for restricted stock the amount of compensation cost attributed to future services which has not yet been recognized and the amount of current and deferred tax benefit, if any, that would be credited to additional paid in capital upon the vesting of the restricted stock at a price equal to the issuer’s average stock price during the related earnings period. Accordingly, the number of shares includable in the calculation of EPS in respect of the stock options, warrants, restricted stock and similar instruments is dependent on this average stock price and will increase as the average stock price increases.

Securities of a subsidiary that are convertible into its parent company’s common stock shall be considered among potential common shares of the parent company for the purposes of computing consolidated diluted EPS.

Including the contingently convertible debt and warrants in the diluted EPS calculation is anti-dilutive when there is a loss and is, therefore, excluded from the diluted per share calculation under paragraph 16 of SFAS 128. The effect of applying paragraph 16 of SFAS 128 was to exclude 820,044, and 26,283 shares from the diluted EPS calculation of the years ended December 31, 2006, and 2005, respectively.

Stock Based Compensation. In accordance with SFAS No. 123R“Share Based Payments” share-based payments to employees, including grants of restricted stock units, are measured at fair value as of the date of grant and are expensed in the consolidated statement of operations over the service period (generally the vesting period)

New Accounting Pronouncements

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

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” which is effective for the fiscal years beginning after September 15, 2006. The FASB issues this statement to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company adopted the SFAS No. 156 on January 1, 2007. The adoption of the Statement did not have a material impact on its financial position, results of operations or cash flows.

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

See Note 11 regarding the company’s adoption FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006.

In December 2007, the FASB Statement 141R, “Business Combinations” (“SFAS 141R”) was issued. SFAS 141R replaces SFAS 141. SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effective date for the Company will be January 1, 2009. We have not yet determined the impact of SFAS 141R related to future acquisitions, if any, on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“Statement No. 160”). Statement No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Statement No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. We are currently assessing the impact SFAS No. 160 will have on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rates—The Company is exposed to market risks relating to changes in interest rates. The Company’s credit facility allows for borrowings based on the prime rate, Eurodollar rate or a base rate. The interest rate incurred by the Company is based on these rates plus a premium. If these rates rise, the Company’s interest expense will increase accordingly.

Interest Rate Changes—The Company’s debt agreements allow for borrowings based on the prime rate, Eurodollar rate or a base rate. The interest rate incurred by the Company is based on these rates plus a premium. If these rates rise, the Company’s interest expense will increase accordingly. The effect of a 10% interest rate increase on all outstanding debt for Veri-Tek would have been an increase in annual interest expense of approximately $150.

Foreign Exchange Risk—The Company is exposed to fluctuations in the exchange rates principally of Canadian dollars and Euros which effects cash flows related to third party purchases and sales, intercompany product shipments and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investment in the Company’s Canadian subsidiary and cash flows related to repatriation of this investment. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars from Canadian dollars.

At December 31, 2007, the Company had entered into a series of forward currency exchange contracts. The contracts obligate the Company to purchase approximately CND $4.0 million in total. The contracts which are in various amounts mature between January 2, 2007 and December 31, 2009. Under the contract, the Company will purchase Canadian dollars at exchange rates between .9537 and .9820. The Canadian to US dollar exchange rates were 1.0088 and 1.0129 at December 31, 2007 and February 29, 2008, respectively. At December 31, 2007, the forward contracts held by the Company had a market value of approximately $159. The Company purchases forward contracts in relationship so that gains and losses on its forward contracts offsets exchange gains and losses on its on the assets and liabilities denominated in other than the reporting units’ functional currency. Forward exchange currency exchange contracts, if not offset by existing foreign currency positions, will result in the recognition of gains and loss which are not offset.

See Item 1A Risk Factors for further discussion on market risk factors.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The report of independent registered public accounting firm and the Company’s Consolidated Financial Statements and Financial Statement Schedule are filed pursuant to this Item 8 and are included in this report. See Index to Financial Statements and Financial Statement Schedule.

Unaudited Quarterly Financial Data

Summarized quarterly financial data for 2007 and 2006 are as follows (in thousands, except per share amounts).

	2007 (1)				2006 (1)
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net revenues	$23,138	$29,951	$26,600	$27,257	$—	$—	$20,021	$20,655
Gross Profit	4,204	5,814	5,006	4,895	—	—	2,761	3,012
Income (loss) from continuing operations	69	499	872	686	(37)	(90)	(17)	(403)
Income (loss) from discontinued operations—net of tax	(732)	(234)	(196)	40	(333)	(324)	(549)	(7,136)
Gain (loss) on disposition of discontinued operations—net of tax	(366)	76	242	—	—	—	—	—
Net income (loss)	$(1,029)	$341	$918	$726	$(370)	$(414)	$(566)	$(7,539)
Per Share
Basic
Income (loss) from continuing operations	$0.01	$0.06	$0.10	$0.07	$(0.01)	$(0.02)	$—	$(0.06)
Loss from discontinued operations—net of tax	$(0.09)	$(0.03)	$(0.02)	$—	$(0.07)	$(0.07)	$(0.11)	$(1.10)
Gain (loss) on disposition of discontinued operations—net of tax	$(0.05)	$0.01	$0.03	$—	$—	$—	$—	$—
Net income (loss)	$(0.13)	$0.04	$0.11	$0.07	$(0.08)	$(0.08)	$(0.11)	$(1.16)
Diluted
Income (loss) from continuing operations	$0.01	$0.06	$0.09	$0.07	$(0.01)	$(0.02)	$—	$(0.06)
Loss from discontinued operations—net of tax	$(0.09)	$(0.03)	$(0.02)	$—	$(0.07)	$(0.07)	$(0.11)	$(1.10)
Gain (loss) loss on disposition of discontinued operations—net of tax	$(0.04)	$0.01	$0.03	$—	$—	$—	$—	$—
Net income (loss)	$(0.12)	$0.04	$0.10	$0.07	$(0.08)	$(0.08)	$(0.11)	$(1.16)
Shares outstanding
Basic	7,859,875	7,903,391	8,636,940	9,805,913	4,875,000	4,875,000	5,104,769	6,514,766
Diluted	8,512,189	8,636,771	9,239,276	10,374,586	4,875,000	4,875,000	5,104,769	6,514,766

(1)	The financial data for the years 2007 and 2006 presents the former Testing and Assembly equipment segment as a discontinued operation.

Acquisitions accounted for as purchases have been included in the Company’s results from their respective dates of acquisition. QVM and Manitex Liftking were acquired on July 3, 2006 and November 30, 2006, respectively. The Noble Forklift Product line was acquired on July 31, 2007.

In the fourth quarter 2006, the Company allocated goodwill recorded in connection with the Manitex acquisition to the following specific intangibles: patented and unpatented technology, trade name and trademarks, customer relationships and customer backlog. The foregoing intangible assets are assets with definite lives. Under SFAS No. 142, Intangible Assets with definite lives are amortized over their estimated useful lives. In the fourth quarter, the Company recorded amortization against these intangibles of $992 for the period from the date of the acquisition through December 31, 2006. Approximately $485 relates to amortization for the period from acquisition date through September 30, 2006.

Index to Financial Statements

The financial statements of the registrant required to be included in Item 8 are listed below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Veri-Tek International, Corp.

We have audited the accompanying consolidated balance sheets of Veri-Tek International, Corp. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of Veri-Tek International, Corp. and Subsidiaries internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Veri-Tek International, Corp. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP
UHY LLP

Sterling Heights, Michigan

March 27, 2008

Report of Independent Registered Public Accountant

To the Board of Directors

Veri-Tek International Corp.

50120 Pontiac Trail

Wixom, MI 48393-2019

We have audited the statements of income, stockholders’ equity (deficit) and cash flows for year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessment of the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion

In our opinion the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Veri-Tek International Corp for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Freedman & Goldberg
Freedman & Goldberg
Certified Public Accountants

Farmington Hills, MI

March 13, 2006, except as to the effects of the discontinued operations described in Note 5 and as it relates to the effects of changes in geographic reporting categories discussed in Note 16, as to which the date is March 5, 2008.

VERI-TEK INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEET

(In thousands, except per share data)

As of December 31,

	2007	2006
ASSETS
Current assets
Cash	$569	$615
Trade receivables (net)	16,548	14,137
Receivables from related parties	—	1,744
Other receivables	226	—
Inventory (net)	16,048	16,830
Deferred tax asset	715	893
Prepaid expense and other	762	465
Current assets of discontinued operations	172	1,430

Total current assets	35,040	36,114

Total fixed assets (net)	5,778	6,117

Receivable from related parties	—	2,978
Intangible assets (net)	21,352	21,283
Deferred tax asset	3,940	3,747
Goodwill	14,065	13,305
Assets of discontinued operations	—	300

Total assets	$80,175	$83,844

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable—short term	$889	$515
Current portion of capital lease obligations	281	356
Accounts payable	9,543	14,181
Accrued expenses	4,408	2,965
Other current liabilities	486	732
Current liabilities of discontinued operations	265	572

Total current liabilities	15,872	19,321

Long-term liabilities
Line of credit	14,191	14,121
Deferred tax liability	4,655	4,640
Notes payable	5,211	17,303
Capital lease obligations	4,422	4,685
Deferred gain on sale of building	3,930	4,310
Other long-term liabilities	184	—

Total long-term liabilities	32,593	45,059

Total liabilities	48,465	64,380

Commitments and contingencies
Minority interest	1,024	1,024
Shareholders’ equity
Common Stock—no par value, Authorized, 20,000,000 shares authorized
Issued and outstanding, 9,809,340 and 7,859,875 at December 31, 2007 and December 31, 2006, respectively	41,915	31,274
Warrants	1,788	2,272
Paid in capital	72	—
Accumulated deficit	(14,094)	(15,050)
Accumulated other comprehensive income (loss)	1,026	(56)

Sub-total	30,707	18.440
Less: Unearned stock based compensation	(21)	—

Total shareholders’ equity	30,686	18,440

Total liabilities and shareholders’ equity	$80,175	$83,844

The accompanying notes are an integral part of these financial statements

VERI-TEK INTERNATIONAL CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

For the years ended December 31,

	2007	2006	2005
Net revenues	$106,946	$40,676	$—
Cost of sales	87,027	34,903	—

Gross profit	19,919	5,773	—
Operating expenses
Research and development costs	808	206	—
Selling, general and administrative expense, including corporate expense of $3,756; $1,384; and $584 for 2007, 2006 and 2005, respectively	12,758	4,408	584

Total operating Expenses	13,566	4,614	584

Income (loss) from continuing operations	6,353	1,159	(584)
Other income expense
Interest income	6	39	155
Interest (expense)	(3,438)	(1,969)	—
Foreign currency transaction losses	(751)	—	—
Other income expense	119	(15)	—

Total other income (expense)	(4,064)	(1,945)	155

Earnings (loss) from continuing operations before income taxes	2,289	(786)	(429)

Provision for taxes on income (benefit)	163	(239)	(142)

Net earnings (loss) from continuing operations	2,126	(547)	(287)

Discontinued operations:
Loss from discontinued operations, net of income taxes (benefit) of $0, $(1,087) and $(942) in 2007, 2006 and 2005, respectively	(1,122)	(8,342)	(1,965)
Loss on sale or closure of discontinued operations, net of $0 income tax	(48)	—	—

Net earning (loss)	$956	$(8,889)	$(2,252)

Basic earning (loss) per share:
Earnings (loss) from continuing operations	$0.25	$(0.10)	$(0.07)
Loss from discontinued operations, net of income taxes	$(0.13)	$(1.56)	$(0.45)
Loss on sales or closure of discontinued operations, net of income taxes	$(0.01)	$—	$—

Net earnings (loss)	$0.11	$(1.66)	$(0.52)

Diluted earning (loss) per share:
Earnings (loss) from continuing operations	$0.23	$(0.10)	$(0.07)
Loss from discontinued operations, net of income taxes	$(0.12)	$(1.56)	$(0.45)
Loss on sales or closure of discontinued operations, net of income taxes	$(0.01)	—	$—

Net earnings (loss)	$0.10	$(1.66)	$(0.52)

Shares used to calculate earnings per share:
Basic	8,557,095	5,346,225	4,339,649
Diluted	9,214,407	5,346,225	4,339,649

The accompanying notes are an integral part of these financial statements

VERI-TEK INTERNATIONAL CORP.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

December 31, 2007, 2006 and 2005

(In thousands, except per share data)

	Common Stock		Paid in Capital	Warrants	Retained Earnings (Accumulated Deficit)	Unearned Compensation	Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2004	804,100	$100	$—	$—	$(3,909)	$—	$—	$(3,809)

Balance, January 1, 2005	3,000,000	$100	$—	$—	$(3,909)	$—	$—	$(3,809)
3.730879244 for 1 reverse stock split (February 7, 2005)	(2,195,900)							—
Stock issued in initial public offering (February 15, 2005)	2,500,000	12,964						12,964
Conversion of subordinated debt to equity	1,195,900	7,175						7,175
Additional stock issued to underwriter	375,000	2,093						2,093
Net loss					(2,252)			(2,252)

Balance, December 31, 2005	4,875,000	$22,332	$—	$—	$(6,161)	$—	$—	$16,171

Balance, January 1, 2006	4,875,000	$22,332	$—	$—	$(6,161)	$—	$—	$16,171
QVM acquisition	234,875	916						916
Private placement	2,750,000	8,026						8,026
Warrants Issued				2,272				2,272
Net loss					(8,889)			(8,889)
Loss on foreign currency translation							(56)	(56)

Comprehensive income (loss)								(8,945)

Balance, December 31, 2006	7,859,875	$31,274	$—	$2,272	$(15,050)	$—	$(56)	$18,440

Balance, January 1, 2007	7,859,875	$31,274	$—	$2,272	$(15,050)	$—	$(56)	$18,440
2007 Private placement	1,500,000	7,983	—	—	—	—	—	7,983
Employee 2004 incentive plan grant	3,465	22	72					94
Warrants Exercised	446,000	2,636		(760)				1,876
Warrants Issued				276		(45)		231
Amortization of unearned deferred compensation						24		24
Net Income					956			956
Gain on foreign currency translation							1,082	1,082

Comprehensive income								2,038

Balance, December 31, 2007	9,809,340	$41,915	$72	$1,788	$(14,094)	$(21)	$1,026	$30,686

The accompanying notes are an integral part of these financial statements

VERI-TEK INTERNATIONAL CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of Dollars)

For the years ended December 31,

	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$956	$(8,889)	$(2,252)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	2,108	1,079	—
Provisions for customer allowances	(30)	82	—
Impairment of long lived assets – discontinued operations	__	5,932	—
Gain on disposal of assets	(10)	—	—
Deferred income taxes	—	(1,432)	(1,084)
Inventory reserves	95	—	—
Reserves for uncertain tax positions	99	—	—
Stock based deferred compensation	118	—	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,776)	(1,476)	—
(Increase) decrease in accounts receivable – related party	(41)	230	—
(Increase) decrease in inventory	3,399	149	—
(Increase) decrease in prepaid expenses	(238)	184	—
(Increase) decrease in other assets		36	—
Increase (decrease) in accounts payable	(4,703)	929	—
Increase (decrease) in accrued expense	1,399	(987)	—
Increase (decrease) in other current liabilities	(356)	139	—
Discontinued operations – cash provided by (used) for operating activities	120	4,469	(1,007)

Net cash provided by (used) for operating activities	1,140	445	(4,343)

Cash flows from investing activities:
Proceeds from sale of fixed assets	16	—	—
Purchase of property and equipment	(296)	(121)	—
Acquisition of business, net of cash acquired	—	(3,330)	—
Proceeds from the sale of assets of discontinued operations	1,131	—	—
Discontinued operations – cash used for investing activities	—	(499)	(1,689)

Net cash provided by (used) for investing activities	851	(3,950)	(1,689)

Cash flows from financing activities:
Borrowing on revolving credit facility	1,253	—	—
Repayment on revolving credit facility	(1,411)	(2,035)	(7,981)
Note payments	(11,718)	(6,000)	—
Proceeds from issuance of stock	8,769	8,866	17,250
Proceeds from issuance of warrants	231	2,272	—
Proceeds from the exercise of warrants	1,875	—	—
Payment for expenses related to stock offerings	(785)	(840)	(2,193)
Repayment on capital lease obligations	(338)	(216)	—
Discontinued operations – cash provided by financing activities	—	—	975

Net cash provided by (used) for financing activities	(2,124)	2,047	8,051

Effect of exchange rate change on cash	87	48	—
Net increase (decrease) in cash and cash equivalents	(133)	(1,458)	2,019
Cash and cash equivalents at the beginning of the year	615	2,025	6

Cash and cash equivalents at end of year	$569	$615	$2,025

Supplemental disclosure of cash flow information:
Cash paid during the year for
Interest	$3,467	$1,713	$54
Income taxes	$157	$631	$—

(See note 12 for other supplemental cash flow information)

The accompanying notes are an integral part of these financial statements

VERI-TEK INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 1. Nature of Operations

The Company is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries. Through its Manitex subsidiary it markets a comprehensive line of boom trucks and sign cranes. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including, roads, bridges and commercial construction. The Manitex Liftking subsidiary sells a complete line of rough terrain forklifts and special mission oriented vehicles, as well as other specialized carriers, heavy material handling transporters and steel mill equipment. Manitex Liftking’s rough terrain forklifts are used in both commercial and military applications. Specialty mission oriented vehicles and specialized carriers are designed and built to meet the Company’s unique customer needs and requirements. The Company’s specialized lifting equipment has met the particular needs of customers in various industries that include utility, ship building and steel mill industries.

Historically, the Company also designed, developed, and built specialty testing and assembly equipment for the automotive and heavy equipment industries that identifies defects through the use of signature analysis and in-process verification. Against the background of the operating losses generated in recent history by the Testing & Assembly Equipment segment operations based at Wixom, Michigan, the Company conducted a strategic review of these operations. On March 29, 2007, our Board of Directors approved a plan to sell our Testing & Assembly Equipment segment’s operating assets including its inventory, machinery, equipments and patents. As a result, our Testing & Assembly Equipment segment has been accounted for as a discontinued operation starting with the first quarter of 2007. On August 1, 2007, the assets used in connection with the Company’s diesel engine testing equipment were sold to EuroMaint Industry, Inc., a Delaware corporation (“EuroMaint”). As of August 31, 2007, all operations of the former Testing and Assembly Equipment segment had ceased. (See Note 5)

As result of discontinuing our former Testing and Assembly Equipment segment, the Company again operates in only a single business segment, Lifting Equipment. Accordingly, our financial statements no longer include segment information. The Company’s consolidated financial statements for all years presented reflects the Testing and Assembly Equipment segment as a discontinued operation.

Note 2. Basis of Presentation

The consolidated financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statement includes the accounts of Veri-Tek International Corp., and its subsidiaries. Significant intercompany transactions have been eliminated in consolidation. Acquisitions accounted for as purchases have been included in the Company’s results from their respective dates of acquisition July 3, 2006 for the QVM acquisition, November 30, 2006 for the Manitex Liftking acquisition, and July 31, 2007, for the Noble Forklift Product Line acquisition.

Discontinued Operations

As result of discontinuing our former Testing and Assembly Equipment segment, the Company again operates in only a single business segment, Lifting Equipment. Accordingly, our financial statements no longer include

VERI-TEK INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2. Basis of Presentation—(Continued)

segment information. The Company’s consolidated financial statements for all years presented reflects the Testing and Assembly Equipment segment as a discontinued operation.

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

Marketable Securities—The Company had investments in corporate debt instruments that are available for sale to meet working capital needs. These investments are short term and considered cash equivalents. Cost represents estimated fair value at the balance sheet date and there are no gross unrealized gains or losses. Interest earned is included in interest income.

Warrants— The Company has issued warrants, which allow the warrant holder to purchase one share of stock at specified price for specific period of time. The Company records equity instruments including warrants issued to non-employees based on the fair value at date of issue. The fair value of the warrants at date of issuance are estimated using the Black-Scholes Model.

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

Allowance for Doubtful Accounts—The Company has adopted a policy consistent with U.S. GAAP for the periodic review of its accounts receivable to determine whether the establishment of an allowance for doubtful accounts is warranted based on the Company’s assessment of the collectibility of the accounts. The Company established an allowance for bad debt of $175 and $177 December 31, 2007 and 2006, respectively.

VERI-TEK INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Summary of Significant Accounting Policies—(Continued)

Property, Equipment and Depreciation—Property and equipment are stated at cost. Depreciation of property and equipment is provided over the following useful lives:

Asset Category	Depreciable Life
Machinery and Equipment	5 – 15 years
Furniture and Fixtures	7 – 12 years
Leasehold Improvements	12 years

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense for continuing operations for the years ended December 31, 2007, 2006, and 2005 was $324, $87 and $0 respectively.

Goodwill and Other Intangible Assets—The Company accounts for Other Intangible Assets under the guidance of SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, Other Intangible Assets with definite lives are amortized over their estimated useful lives. Indefinite and definite lived intangible assets are subject to annual impairment testing.

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

The Company has recorded $5,932 loss on impairment of long-lived assets of its discontinued Testing and Assembly Equipment segment during 2006. No impairment charges were recorded in 2007 and 2005. (See Note 26 for detail regarding the impairment charge)

Discontinued Operations—The consolidated financial statements present the Testing and Assembly Equipment Segment as a discontinued operation in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

VERI-TEK INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Summary of Significant Accounting Policies—(Continued)

Inventory—Inventory consists of stock materials and equipment stated at the lower of cost (first in, first out) or market. All equipment classified as inventory is available for sale. The company records excess and obsolete inventory reserves. Selling, general and administrative expenses are expensed as incurred and are not capitalized as a component of inventory.

Foreign Currency Translation and Transactions—The financial statements of the Company’s non-U.S. subsidiaries are translated using the current exchange rate for assets and liabilities and the weighted-average exchange rate for the year for income and expense items. Resulting translation adjustments are recorded to Accumulated Other Comprehensive Income (OCI) as a component of stockholders’ equity.

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

Forward Currency Exchange Contracts—Beginning in September 2007, the Company entered in forward currency exchange contracts in relationship such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. In accordance with FAS No. 52, the Company records at the balance sheet date the forward currency exchange contracts at its market value with any associated gain or loss being recorded in current earnings as a currency gain or loss.

Financial Instruments and Credit Risk Concentrations—Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, trade receivables and payables.

The Company maintains its cash balances and marketable securities at banks in Detroit, Michigan and Toronto, Canada. Accounts in the United States are insured by the Federal Deposit Insurance Corporation up to $100. At December 31, 2007 and 2006, the Company had uninsured balances of $469 and $515, respectively.

As of December 31, 2007 no single customer accounted for more than 10% of accounts receivables. As of December 31, 2006 two customers accounted for 23% of accounts receivable. For the year ended December 31, 2007 no single customer accounted for more than 10% of the Company’s revenue. For the year ended December 31, 2006 two customers accounted for 25% of the Company’s revenue. For 2007, purchases from any single supplier did not exceed 10% of total purchases. For the year ended December 31, 2006, the Company purchased 18% of total purchases from a single vendor.

Research and Development Expenses. The Company expenses research and development costs as incurred. For the periods ended December 31, 2007, 2006, and 2005 expenses were $807, $206, and $0, respectively.

Advertising—Advertising costs are expensed as incurred and were $289, $74 and $0 for the years ended December 31, 2007, 2006, and 2005, respectively.

Litigation Claims—In determining whether liabilities should be recorded for pending litigation claims, the Company must assess the allegations and the likelihood that it will successfully defend itself. When the

VERI-TEK INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Summary of Significant Accounting Policies—(Continued)

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss carryforwards. The Company could not conclude that it was more likely than not that the entire deferred tax asset related to the Company’s net operating losses (“NOL”) would be fully utilized. As such, valuation allowances are established for the amount that total deferred tax assets exceed total deferred tax liabilities. See Note 11, Income Taxes, for further details.

Accrued Warranties—Warranty costs are accrued at the time revenue is recognized. The Company’s products are typically sold with a warranty covering defects that arise during a fixed period of time. The specific warranty offered is a function of customer expectations and competitive forces.

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

Computation of EPS—Basic Earnings per Share (“EPS”) was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

The number of shares related to options, warrants, restricted stock and similar instruments included in diluted EPS (“EPS”) is based on the “Treasury Stock Method” prescribed in SFAS No. 128. This method assumes theoretical repurchase of shares using proceeds of the respective stock option or warrant exercised, and for

VERI-TEK INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Summary of Significant Accounting Policies—(Continued)

restricted stock the amount of compensation cost attributed to future services which has not yet been recognized and the amount of current and deferred tax benefit, if any, that would be credited to additional paid in capital upon the vesting of the restricted stock, at a price equal to the issuer’s average stock price during the related earnings period. Accordingly, the number of shares includable in the calculation of EPS in respect of the stock options, warrants, restricted stock and similar instruments is dependent on this average stock price and will increase as the average stock price increases.

Securities of a subsidiary that are convertible into its parent company’s common stock shall be considered among potential common shares of the parent company for the purposes of computing consolidated diluted EPS.

Including the contingently convertible debt and warrants in the diluted EPS calculation is anti-dilutive when there is a loss and is, therefore, excluded from the diluted per share calculation under paragraph 16 of SFAS 128. The effect of applying paragraph 16 of SFAS 128 was to exclude 820,044, and 26,283 shares from the diluted EPS calculation of the years ended December 31, 2006, and 2005, respectively.

Stock Based Compensation—In accordance with SFAS No. 123R “Share Based Payments” share-based payments to employees, including grants of restricted stock units, are measured at fair value as of the date of grant and are expensed in the consolidated statement of operations over the service period (generally the vesting period).

Comprehensive income—Statement of Financial Accounting Standard (“SFAS”) No. 130 “Reporting Comprehensive Income” requires reporting and displaying comprehensive income and its components. Comprehensive income includes, in addition to net earnings, other items that are reported as direct adjustments to stockholder’s equity. Currently, the only Comprehensive income adjustment required for the Company is a foreign currency translation adjustment. Comprehensive income was $2,038, ($8,945), ($2,252), for the years ended December 31, 2007, 2006, and 2005.

Reclassifications—Certain reclassifications have been made to the 2006 and 2005 financial statements to conform to the 2007 presentation.

Variable Interest Entities—In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (“FIN No. 46R”). This pronouncement clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and changes the criteria by which one Company includes another entity in its consolidated financial statements. This may occur when equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial subordinated support from other parties. Although the Company is not required to consolidate under FIN 46R; the Company has determined that it has a variable interest in a related entity, for which it is not the primary beneficiary.

The Company has a variable interest in the related entity primarily because of the common shareholder ownership between the Company and GT Distribution, LLC; the Company is exposed to risk in regards to its variable interest. The Company both purchases from and sells to GT Distribution. The Company’s exposure will vary in the future and is dependent on purchase from and sales to GT Distribution as well as payment made to or received from GT Distribution. As of December 31, 2007, the Company had net receivable from GT Distribution or its subsidiaries of approximately $300.

VERI-TEK INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Summary of Significant Accounting Policies—(Continued)

GT Distribution financial statements for the year ended December 31, 2007 are not yet available. In 2007, GT Distribution sold the Noble Forklift Product Line (“the Product Line”) assets to the Company in exchange for the discharge of obligations and trade payables of GT Distribution and certain of its subsidiaries totaling $4,219 and assumption by the Company of certain liabilities associated with the Product Line. Except for the impact of the aforementioned transaction, the Company does not expect the financial position of GT Distribution to change significantly between 2006 and 2007.

At June 30, 2007, the company had a significant variable interest in a related entity GT Distribution, LLC in the form of a receivable in the amount of $4,219. Primarily because of the common shareholder ownership between the Company and GT Distribution, LLC, the Company is exposed to risk in regards to its variable interest. At December 31, 2006, the carrying amount of the assets of GT Distribution, LLC totaled $12,413 and the carrying amount of its debt totaled $11,228. During the year ended December 31, 2006 GT Distribution, LLC had revenue of approximately $21,279. At June 30, 2007, the exposure to the Company was the carrying amount of the receivable recorded at $4,219. On July 31, 2007, the Company completed the acquisition of certain assets of GT Distribution (the Noble forklift product line assets) from GT Distribution. The Company received the Noble product line assets in settlement of the $4,219 receivable from GT Distribution. See Note 17—“Noble Product Line Assets Acquisition” for further details regarding the transaction.

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

VERI-TEK INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Discontinued Operations—(Continued)

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

On July 5, 2007 the Company entered into an Asset Purchase Agreement with EuroMaint Industry, Inc., a Delaware corporation (“EuroMaint”). Under the terms of the Asset Purchase Agreement, the Company agreed to sell and EuroMaint agreed to purchase certain assets of the Company used in connection with the Company’s diesel engine testing equipment business. EuroMaint also assumed and agreed to pay, perform and discharge when due certain obligations of the Company arising in connection with the operation of the Company’s diesel engine testing equipment business. In addition to the assumption of those certain assumed liabilities, EuroMaint agreed to pay to the Company the aggregate purchase price of $1,100. This transaction closed on August 1, 2007. In August 2007, the Company sold at auction all the remaining tangible assets of the former Testing and Assembly Equipment segment, comprised of inventory and fixed assets. The Company recorded a gain of $209 on the sale of assets in the third quarter of 2007. The remaining balance of $172 shown as assets held for sale is comprised of trade receivables and other receivables which are expected to be collected in normal course.

The following table sets forth the detail of balance sheet captions for discontinued operations as of December 31, 2007 and 2006.

	2007	2006
Accounts receivable, net	$132	$436
Cost and estimated earnings in excess of billings, net	40	200
Inventory, net	—	600
Prepaid expenses, and other	—	194

Total current assets	172	1,430
Total fixed assets, net	—	300

Total assets	$172	$1,730

Accounts payable	$—	$287
Accrued expenses	265	230
Other current liabilities	—	55

Total current liabilities	$265	$572

The following table sets forth the detail of the net loss from discontinued operations for the year ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Revenues from discontinued operations	$1,524	$5,092	$7,641
Loss from discontinued operations before income taxes	(1,122)	(9,429)	(2,907)
Benefit from income taxes	—	(1,087)	(942)
Net loss from discontinued operations	(1,122)	(8,342)	(1,965)
Loss on sale of discontinued operations	$(48)	$—	$—

VERI-TEK INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Discontinued Operations—(Continued)

In 2007, the Company did not record a tax benefit attributable to losses from discontinued operations as the Company may not utilize such loss in future years.

The estimated loss on sale is shown below:

Category of Closure Cost	Estimated Cost
Employee termination costs	$57
Provision for termination of contracts	200
Net gain on sale of assets	(209)

Total loss on sale of discontinued operations	$48

The years 2006 and 2005 are adjusted to reflect the Testing and Assembly Equipment segment as a discontinued operation as shown below:

	The Year Ended December 31, 2006			The Year Ended December 31, 2005
	As Initially Reported	Reclassified to Discontinued Operations	As Reported	As Initially Reported	Reclassified to Discontinued Operations	As Reported
Net revenues	$45,768	$(5,092)	$40,676	$7,641	$(7,641)	$—
Cost of sales	41,646	(6,743)	34,903	7,405	(7,405)	—

Gross profit	4,122	1,651	5,773	236	(236)	—
Operating expenses	12,392	(7,778)	4,614	3,668	(3,084)	584

Operating income (loss) from continuing operations	(8,270)	9,429	1,159	(3,432)	2,848	(584)
Other income and (expense)	(1,945)	—	(1,945)	96	(59)	155

Income (loss) from continuing operations before income taxes	(10,215)	9,429	(786)	(3,336)	2,907	(429)
Income tax (benefit)	(1,326)	1,087	(239)	(1,084)	942	(142)

Net loss from continuing operations	(8,889)	8,342	(547)	(2,252)	1,965	(287)

Loss from operations of discontinued Testing and Assembly Equipment segment	—	(8,342)	(8,342)		(1,965)	(1,965)

Net loss	$(8,889)	$—	$(8,889)	$(2,252)	$—	$(2,252)

VERI-TEK INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6. Inventory

The components of inventory at December 31 are summarized as follows:

	2007	2006
Raw Materials and Purchased Parts	$13,047	$11,726
Work in Process	1,429	4,589
Finished Goods and Replacement Parts	1,572	515

Inventories, net	$16,048	$16,830

Note 7. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	2007	2006
Building	$4,913	$4,913
Machinery and Equipment	991	802
Furniture and Fixtures	9	9
Leasehold Improvements	71	157
Assets under Development	270	403
Computer Software & Equipment	450	59
Motor Vehicles	59	52

Totals	6,763	6,395
Less: Accumulated Depreciation	(985)	(278)

Net Property and Equipment	$5,778	$6,117

Depreciation expense was $324 (net of $380 amortization of deferred gain on building) and $87 (net of $190 amortization of deferred gain on building), in 2007, and 2006 respectively. The Company had no continuing operations in 2005 and, therefore, no depreciation expense in 2005. All Company assets were recorded in compliance with the provisions of SFAS No. 13. The gross value of the building capitalized was $4,913. Included in accumulated depreciation is $624 of depreciation recorded related to the building capitalized during 2006.

Note 8. Goodwill and Other Intangible Assets

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

VERI-TEK INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8. Goodwill and Other Intangible Assets—(Continued)

	2007	2006	Useful Lives
Patented and unpatented technology	$10,684	$10,083	10-17 years
Amortization	(1,501)	(479)
Customer relationships	8,310	7,348	20 years
Amortization	(554)	(172)
Trade names and trademarks	4,675	4,337	25 years
Amortization	(262)	(85)
Customer Backlog	474	506	< 1 year
Amortization	(474)	(255)

Intangible assets	21,352	21,283
Goodwill	14,065	13,305

Goodwill and other intangibles	$35,417	$34,588

Amortization expense was $1,784 and $962 for the period ended December 31, 2007 and December 31, 2006 respectively. The Company had no continuing operations in 2005 and, therefore, no amortization expense.

As part of the Company’s required annual impairment analysis and its segment disposal review, an impairment charge in the former Testing & Assembly Equipment segment of $3,915 was made relating to patent carrying value as of December 31, 2006 resulting in a $0 carrying value.

Estimated amortization expense for the next five years and subsequent is as follows:

2008	$1,671
2009	1,671
2010	1,671
2011	1,671
2012	1,671
And subsequent	12,997

Total	$21,352

VERI-TEK INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Accrual Detail

	As of December 31,
	2007	2006
Account detail:
Trade Payables	$9,543	$13,354
Bank Overdraft	—	827

Accounts Payable	$9,543	$14,181

Accrued Payroll	$120	$125
Accrued Employee Health	216	170
Accrued Insurance	40	86
Accrued Bonuses	1,359	369
Accrued Vacation Expense	388	216
Accrued Interest	237	237
Accrued Commissions	219	101
Accrued Utilities	14	—
Accrued Expenses—Other	316	130
Accrued Warranty	950	822
Accrued Taxes	179	52
Accrued Product Liability	370	657

Total Accrued Expenses	$4,408	$2,965

Note 10. Line of Credit and Debt

Revolving Credit Facility

At December 31, 2007, the Company had drawn $12,710 under a revolving credit facility. The Company is eligible to borrow up to $18,500, with interest at prime rate (prime was 7.25% at December 31, 2007) plus .25%. The maximum amount of outstanding is limited to the sum of 85% of eligible receivable, 75% eligible Canadian accounts and the lesser of 65% of eligible inventory or $8,000 plus $2,500. On January 1, 2008 the $2,500 is reduced to $2,000 and is further reduced by $500 on the first day of each subsequent quarter. The credit facility’s original maturity date was January 2, 2005. The maturity date has subsequently been extended and the note is now due on April 1, 2009. The indebtedness is collateralized by substantially all of the Company assets. Additionally, certain shareholders or former shareholders of the Company have personally guaranteed $2,000 of the note. The facility contains customary limitations including, but not limited to, acquisitions, dividends, repurchase of the Company’s stock and capital expenditures. The Agreement also requires the Company to have a minimum Tangible Effective Net Worth, as defined in the agreement.

Revolving Canadian Credit Facility

At December 31, 2007, the Company had drawn $1,481 (US) under a revolving credit agreement with a bank. The Company is eligible to borrow up to $4,500 (US) with interest at the Canadian prime rate (the Canadian prime was 6.00% at December 31, 2007) plus 1.5%. The maximum amount outstanding is limited to the sum of 80% of eligible receivables and the lesser of 50% of eligible inventory or $2,500 (US). At December 31, 2007, the maximum the Company could borrow based on available collateral was capped at approximately $4,100. The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets.

VERI-TEK INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10. Line of Credit and Debt—(Continued)

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

Note Payable Issued to Acquire Liftking Industries

In connection with the Liftking Industries’ Acquisition, the Company has a note payable to the seller for $2,600 (CDN) or $2,623 (US). The Note shall provide for interest at 1% over the prime rate of interest charged by Comerica Bank for Canadian dollar loans, calculated from the closing date and payable quarterly in arrears commencing April 1, 2007, and for principal payments of two hundred thousand dollars (CDN) quarterly commencing April 1, 2007, with the final installment of principal and interest thereon due December 31, 2011. The note payable is subject to a general security agreement which subordinates the seller’s security interest to the interest of the buyer’s senior secured credit facility, but shall otherwise rank ahead of the seller’s other secured creditors.

Note Payable—Bank

At December 31, 2007, the Company has a $2,323 note payable to a bank. The note payable to the bank was assumed in connection with the QVM acquisition. The note was due on September 10, 2006 .The maturity date has subsequently been extended and the note is now due on April 1, 2009. The note has an interest rate of prime plus 1% until maturity, whether by acceleration or otherwise, or until default, as defined in the agreement, and after that at a default rate of prime plus 4%. Interest is payable the first day of each month. The bank has been granted security interest in substantially all the assets of the Company’s Manitex subsidiary. Until October 18, 2007, the former members of QVM guaranteed the note. On October 18, 2007, the bank released the former members of QVM from their guarantees.

Note Payable—Bank

At December 31, 2007, the Company has an $82 note payable to a bank. The note dated October 21, 2007 had an original principal amount of $109 and an annual interest rate of 6.25%. Under the terms of the note the company is required to make eight monthly payments of $14 commencing November 13, 2007. The proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums.

Capital Leases

The Company has a twelve year lease which expires in April 2018 that provides for monthly initial lease payments of $68 for its Georgetown, Texas facility. The lease has been classified as a capital lease under the provisions of FASB Statement No. 13. The Company has also entered into several small equipment leases, with lease terms of three years or less that it has determined are required to be capitalized under the provisions of

VERI-TEK INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10. Line of Credit and Debt—(Continued)

FASB Statement No. 13. The remaining minimum lease payments for these leases are approximately $45. As of December 31, 2007, the Company had total capital lease obligations of $4,703. See Note 13 for further information regarding capital lease obligations.

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

Note 11. Income Taxes

Information pertaining to the Company’s income before income taxes is as follows:

	Year ended December 31,
	2007	2006	2005
Net income (loss) from continuing operations before income taxes:
Domestic	$1,856	$(295)	$(429)
Foreign	433	(491)	—

Total net income (loss) before income taxes	$2,289	$(786)	$(429)

Information pertaining to the Company’s provision (benefit) for income taxes is as follows:

	Year ended December 31,
	2007	2006
Provision (benefit) for income taxes:
Current:
Federal	$—	$—
State and local	163	34
Foreign	—	—

	163	34
Deferred:
Federal	—	(273)
State and local	—	—
Foreign	—	—

	—	(273)

Total provision (benefit) for income taxes	$163	$(239)

The Company recorded a tax provision (benefit) of $163 (an effective tax rate of 7.12%) and ($239) (an effective tax rate of 30.44%) for the years ended December 31, 2007 and 2006, respectively.

VERI-TEK INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11. Income Taxes—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2007	2006
Deferred tax assets:
Current:
Accrued expenses and other liabilities	$1,087	$1,303
Long-term:
Deferred gain	1,336	1,465
Property, plant and equipment	—	613
Unrealized foreign currency loss	—	30
Net operating loss carryforwards	3,586	3,325
Tax credit carryforwards	31	31

Total deferred tax asset	6,040	6,767
Valuation allowance	(1,385)	(2,127)

Total deferred tax asset net of valuation allowance	4,655	4,640
Deferred tax liabilities:
Long-term:
Property, plant and equipment	31	—
Intangibles	4,285	4,640
Unrealized foreign currency gain	339	—

Total deferred tax liability	4,655	4,640

Net deferred tax liabilities	$—	$—

The effective tax rate before income taxes varies from the current statutory federal income tax rate as follows:

	Year ended December 31,
	2007	2006
Statutory rate	34.00%	34.00%
State and local taxes	1.25	-2.85
Permanent differences	1.02	-0.71
Change in tax reserves	4.33	0.00
Change in valuation allowance	-33.48	0.00

	7.12%	30.44%

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss carryforwards. Due to the uncertainty regarding the Company’s ability to utilize its net operating losses in the future, the Company has provided a full valuation allowance against its net deferred tax assets. The decrease in

VERI-TEK INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11. Income Taxes—(Continued)

the valuation of ($742) during the year ended December 31, 2007 was primarily attributable to an increase in the deferred tax liabilities attributable to unrealized foreign currency exchange and intangible assets and a decrease in the deferred tax assets attributable to inventory reserves and fixed assets.

The Company has approximately $10,500 and $9,800 of federal net operating loss carryforwards at December 31, 2007 and 2006, respectively. Such loss carryforwards expire beginning in 2023 through 2027, if not utilized, and may be subject to certain utilization limitations provided by the Internal Revenue Code.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$66
Increases in tax positions for prior years	—
Decreases in tax positions for prior years	—
Increases in tax positions for current year	81
Settlements	—
Lapse in statute of limitations	—

Balance at December 31, 2007	$147

The amount of unrecognized tax benefits if recognized that would reduce the annual effective tax rate is $184. As of January 1, 2007, the Company had approximately $19 of accrued interest and penalties and $37 as of December 31, 2007. Upon the adoption of FIN No. 48, the Company elected to classify interest and penalty as a component of tax expense. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company files income tax returns in the United States and Canada as well as various state and local tax jurisdictions with varying statutes of limitations. The 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. The Company has been contacted by the IRS that they will begin an examination of Manitex, LLC for the tax year ended December 31, 2005.

In October 2004, the American Jobs Creation Act of 2004 (the “Act”) became effective. The Act made changes to the income tax laws that affected the Company beginning in 2005, the most significant of which is a new deduction relating to qualifying domestic production activities. The deduction is equal to 3% of qualifying income for 2005 and 2006, 6% in 2007 through 2009, and by 2010, and 9% of such income. Due to limitations associated with claiming the benefits of this deduction, the Company did not derive any benefits in 2007 or 2006.

VERI-TEK INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12. Supplemental Cash Flow Disclosures

Interest received and paid, income taxes paid and non-cash transactions incurred during the years ended December 31, 2007, 2006, and 2005 were as follows:

	2007	2006	2005
Interest Received	$6	$39	$155
Interest Paid	3,467	1,713	54
Income Taxes	157	631	—
Non-Cash Transactions:
Acquisition note—QVM	—	1,072	—
Acquisition note—Lifting Industries, Inc.	—	2,796	—
Acquisition stock—QVM	—	916	—
Acquisition stock—Liftking Industries, Inc	—	1,024	—
Offset of inventory purchases against related party note (see note 23)	502	—	—
Reserves for uncertain tax positions	99	—	—
Forgiveness of GT Distribution debt in connection with acquisition of Noble forklift product line assets (see note 17)	4,219	—	—
Conversion of Debt to Stock	—	—	7,175

Note 13. Operating and Capital Leases

The Company has a twelve year lease which expires in April 2018 that provides for monthly lease payments of $68 for its Georgetown, Texas facility. The lease has been classified as a capital lease under the provisions of FASB Statement No. 13. The Company has also entered into several small equipment leases, with lease terms of three years or less that it has determined are required to be capitalized under the provisions of FASB Statement No. 13. The remaining minimum lease payments for these leases are approximately $45.

The Company leases its Woodbridge, Ontario facility under an operating lease. Monthly payments under the lease are $38. The lease expires May 31, 2009. Total rent expense related to this lease was $458 and $32 for the year ended December 31, 2007 and 2006, respectively. The Company also paid rent of approximately $100 to lease a facility in Georgetown, Ontario for part of 2007. The lease on the Georgetown, Ontario facility expired before December 31, 2007.

Total rent expense was $67 and $28, and $0 for the years ended December 31, 2007, 2006, and 2005 for the remaining operating leases of the Company as determined under FASB No, 13 which includes leases for certain equipment and vehicles.

VERI-TEK INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13. Operating and Capital Leases—(Continued)

Future Minimum Lease Payments are:

Years	Operating Leases	Capital Leases
2008	$546	$849
2009	260	804
2010	67	804
2011	67	804
2012	20	804
Subsequent	86	4,288

Total Minimum Lease Payments	$1,046	$8,353

Less: imputed interest of approximately 12%		3,650

Present value of minimum lease payment		$4,703

Capital Item – as of or for the year ended December 31, 2007	Cost	Accumulated Depreciation	Depreciation Expense	Interest Expense
Building—Georgetown, TX	$4,913	$623	$35	$595
Other Capitalized leases	472	89	82	10

Capital Equipment Totals	$5,385	$712	$117	$605

Capital Item – as of or for the year ended December 31, 2006	Cost	Accumulated Depreciation	Depreciation Expense	Interest Expense
Building—Georgetown, TX	$4,913	$208	$18	$307
Other Capitalized leases	87	8	2	3

Capital Equipment Totals	$5,000	$216	$20	$310

Sales and Leaseback—In accordance with FASB 13, 66 and 98, at December 31, 2007 and 2006, the Company has deferred revenue of $3,930 and $4,310, respectively, related to the sales and leaseback of Georgetown operating facilities.

Note 14. 401K Profit Sharing Plan

The Company’s sponsors a 401K profit sharing plan that covers all the former Testing & Assembly Equipment segment employees of the Company. The plan allowed eligible employees to withhold amounts from their pay on a pre-tax basis and invest in self directed investment accounts. The Company is in the process of terminating this plan.

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

VERI-TEK INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14. 401K Profit Sharing Plan—(Continued)

The amount paid in matching contributions by the company for 2007 and 2006 (a partial year from July 3, 2006, the QVM acquisition date, and December 31, 2006) are $208 and $91, respectively.

Note 15. Accrued Warranties

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

The following table summarizes the changes in product warranty liability:

	2007	2006
Balance January 1,	$822	$—
Business acquired	30	849
Accrual for warranties issued during the year	1,211	821
Warranty Services provided	(1,160)	(821)
Changes in estimates	—	(27)
Foreign currency translation	47	—

Balance December 31,	$950	$822

Note 16. Geographic information

Acquisitions accounted for as purchases have been included in the Company’s results from their respective dates of acquisition. QVM and Manitex Liftking were acquired on July 3, 2006 and November 30, 2006, respectively, July 31, 2007 for the Noble Product Line acquisitions. The Company attributes revenue to different geographic areas based on the location of the installation or shipment of the equipment sold. Long-Lived Assets are based on where the operating unit is domiciled. Revenues and Long-Lived Assets for the years ended December 31, 2007, 2006, and 2005 are as follows:

The percentage of our revenue by country for the past three years is as follows:

	2007	2006	2005
United States	81%	88%	—
Canada	17	11	—
Mexico	2	1	—

	100%	100%	—

VERI-TEK INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16. Geographic information—(Continued)

The Company had no revenues from continuing operations in 2005.

Long Lived Asset break-out

	2007	2006
United States	$44,007	$46,036
Other North America	1,128	1,694

Total Long-Lived Assets	$45,135	$47,730

Due to the nature of the Company’s business, the Company’s sales are concentrated with a small number of customers comprising a significant percentage of revenues. In the past, one or more customers have individually exceeded 10% of revenues. However, in 2007 no single customer represented 10% or greater of total Company revenues. In 2006, the Company had two customers with revenues that equaled or exceeded 10% of total revenues. The percentage for these two customers was 14% and 11%.

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

VERI-TEK INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17. Acquisitions—(Continued)

The stock issued in connection with the acquisition of QVM is valued based on the average of closing prices for a four day period starting two days before the announcement of the acquisition and two days after the announcement of the acquisition.

The above purchase price has been allocated based on the fair values of assets acquired and liabilities assumed. The purchase price has been allocated based as follows (in thousands):

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

VERI-TEK INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17. Acquisitions—(Continued)

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

Liftking Acquisition

On November 30, 2006, the Company, through its wholly owned subsidiary, Manitex Liftking, ULC, an Alberta unlimited liability company (“Manitex Liftking”) completed the acquisition (the “Liftking Acquisition”) of all of the operating assets of Liftking Industries, Inc. an Ontario, Canada corporation (“Lifting”). The aggregate consideration (the “Consideration”) paid in connection with the Acquisition was approximately $7,140. The Consideration paid includes $3,320 of cash, 266,000 exchangeable shares of common stock of Manitex Liftking, valued at $1,024 and a Non-Negotiable Subordinated Promissory Note for approximately $2,796.

The total cost of the Liftking Industries acquisition is as follows:

Acquisition Cost:
Promissory note issued	$2,796
Exchangeable subsidiary common stock	1,024
Cash and cash equivalents	3,320

Total purchase price paid	$7,140
Less non cash items:
Note	(2,796)
Exchangeable Subsidiary Stock	(1,024)

Net cash consideration paid	$3,320

VERI-TEK INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17. Acquisitions—(Continued)

The purchase price has been allocated as follows:

Purchase Price Allocation:
(Thousands of Dollars)

Accounts Receivable (Net)	$2,293
Inventory	6,926
Prepaid Expenses	174
Equipment	385
Other Assets	164
Trade names & Trademarks	83
Technology	351
Customer Backlog	63
Customer Relationships	330
Accounts Payable	(2,669)
Accrued Expense	(355)
Progress & Customer Deposits	(605)

Total Purchase Price paid	$7,140

Noble Product Line Asset Acquisition

On July 31, 2007, Veri-Tek International, Corp. (the “Company”) entered into an asset purchase agreement with GT Distribution, LLC, a related party, (“GT Distribution”) pursuant to which GT Distribution transferred all of its rights and interest in the Noble forklift product line (the “Product Line”) to the Company in exchange for the discharge of obligations and trade payables of GT Distribution and certain of its subsidiaries totaling $4,219 and assumption by the Company of certain liabilities associated with the Product Line.

David J. Langevin, the Company’s Chairman and Chief Executive Officer, has a significant ownership interest in GT Distribution. As a result, the Company received a fairness opinion from an independent financial advisor and the approval of a special independent committee of the Company’s board of directors prior entering into this transaction.

The Noble Product line production is being integrated into our two current production facilities which are located in Woodbridge, Ontario and Georgetown, Texas. The results for the Noble Product line Acquisition have been included in the accompanying consolidated statement of operations from the date of the Acquisition. Noble Product Line sales from August 1, 2007 to December 31, 2007 were approximately $1,300 or slightly more than one percent of the Company’s 2007 annual sales.

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

VERI-TEK INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17. Acquisitions—(Continued)

The purchase price has been preliminarily allocated based on management’s estimates as follows (in thousands):

Purchase Price Allocation:
Trade receivables	$195
Inventories	1,267
Trade names & trademarks	380
Patented & Unpatented Technology	780
Customer Relationships	1,130
Goodwill	675
Accounts payable	(156)
Accrued expenses & other current liabilities	(30)
Payable to related parties	(22)

Total purchase price paid	$4,219

A reputation for superior product design, access to a preferred network of dealers and a leading presence in the lifting equipment industry resulted in the recognition of $675 of Goodwill.

The following unaudited pro forma information assumes the acquisitions of QVM and Liftking occurred on January 1, 2006. The proforma results do not include the Noble Product Line, as it does not meet the criteria to be an acquisition of a business. The unaudited pro forma results have been prepared for informational purposes only and do not purport to represent the results of operations that would have been had the acquisition occurred as of the date indicated, nor of future results of operations. The unaudited pro forma results for the year ended December 31, 2006 are as follows (in thousand, except per share data)

Year Ended December 31, 2006
Net revenues	$89,768
Net loss from continuing operations	$(3,230)
Loss per share from continuing operations:
Basic	$(0.56)
Diluted	$(0.56)

Pro Forma Adjustment Note

Pro Forma adjustments were made to give effect to the amortization of the intangibles recorded as a result of the acquisition, which would have resulted in $993 of additional amortization expense in 2006. Additionally, Pro Forma adjustments were made to give effect to the interest on the notes to sellers issued in connection with the acquisitions (Manitex and Manitex Liftking), which would have resulted in $184 of additional interest expense in 2006.

Note 18. Equity

Issuance of Common Stock and Warrants

Stock Split

On February 7, 2005, the Board of Directors authorized a 1 for 3.730879244 reverse stock split to shareholders of record on February 7, 2005 effective on February 7, 2005.

VERI-TEK INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18. Equity—(Continued)

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

The Security Purchase Agreement provided for the issuance of Series A and Series B warrants. The Series A Warrants and the Series B Warrants (together the “Warrants”) were issued upon the closing of the Private Placement (November 15, 2006) and will be exercisable after the sixth month anniversary of the issuance date of the Warrants until November 15, 2011. The Series A warrant holders can purchase 550,000 shares of the Company’s common stock. The Series A Warrants have an exercise price of $4.05 per share. The Series B warrant holders can purchase 550,000 shares of the Company’s common stock. The Series B Warrants have an exercise price of $4.25 per share. During the 2007, the warrant holders exercised 100,000 Series A warrants and 346,000 Series B warrants.

VERI-TEK INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18. Equity—(Continued)

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

At December 31, 2007 and December 31, 2006, the Company had issued and outstanding warrants as follows:

Number of Warrants Shares
December 31, 2007	December 31, 2006	Exercise Price	Expiration Date	In Connection With
450,000	550,000	$4.05	November 15, 2011	Private placement
204,000	550,000	$4.25	November 15, 2011	Private placement
192,500	192,500	$4.62	November 15, 2011	Placement Agent Fee
15,000	—	$7.08	June 15, 2011	Investor Relation Service
105,000	—	$7.18	September 11, 2012	Placement Agent Fee

During 2007, 100,000 and 346,000 Series A and Series B warrants have been exercised.

The following table contains information regarding warrants for the years ended December 31, 2007 and 2006 respectively:

	2007		2006
	Warrants	Price per Share	Warrants	Price per Share
Outstanding on January 1	1,292,500	$4.05-$4.62	—	—
Issued	120,000	$7.08-$7.18	1,292,500	$4.05-$4.62
Exercised	(446,000)	$4.05-$4.25	—	—
Cancelled	—	—	—	—
Outstanding on December 31	966,500	$4.05-$7.18	1,292,500	$4.05-$4.62
Weighted average exercise price	$4.59		$4.22
Weighted average fair value of warrants granted during the year	$276,368		$2,272,291
Weighted average remaining life of warrants at December 31	3.96 years		4.87 years

VERI-TEK INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18. Equity—(Continued)

The fair value of the warrants at date of issuance was estimated using the Black-Scholes Model with the following assumptions:

	2007	2006
Risk-free interest rate	4.070%-5.049%	4.632%
Expected life	4-5 years	5 years
Expected dividends	None	None
Expected volatility	32.089%-35.099%	52.189%

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

On December 31, 2007, the Company issued in aggregate 3,465 shares of common stock to three independent Directors as restricted stock unites issued under the Company’s 2004 Incentive Plan to these Directors vested on that day.

2007 Private Placement

On September 10, 2007, the Company closed a $9,000 private placement of its common stock (the “2007 Private Placement”) pursuant to the terms of a security purchase agreement entered into among the Company and certain institutional investors on August 30, 2007 (the “2007 Securities Purchase Agreement”). Pursuant to the 2007 Securities Purchase Agreement, Veri-Tek issued 1,500,000 shares of its common stock. The Company also issued warrants (as described below) to the investment banker who acted as its exclusive placement agent for the 2007 Private Placement. In connection with the 2007 Private Placement, the Company incurred investment banking fees of $630 and legal fees and expenses of approximately $155. The Company’s net cash proceeds after fees and expenses were $8,215 with $7,983 and $231 being allocated to common stock and warrants, respectively.

VERI-TEK INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18. Equity—(Continued)

In connection with the Private Placement, the Company has filed a Registration Statement on Form S-3 to register resale of shares issued in the Private Placement and the shares underlying the warrants. The registration statement was declared effective on October 15, 2007.

2004 Equity Incentive Plan

In 2004, the Company adopted the 2004 Equity Incentive Plan and subsequently amended and restated the plan on September 13, 2007. The maximum number of shares of common stock reserved for issuance under the plan is 350,000 shares. The total number of shares reserved for issuance may, however, may be adjusted to reflect certain corporate transactions or changes in our capital structure. Our employees and members of our board of directors who are not our employees or employees of our affiliates are eligible to participate in the plan. The plan is administered by a committee of our board comprised of members who are outside directors. The plan provides that the committee has the authority to, among other things, select plan participants, determine the type and amount of awards, determine award terms, fix all other conditions of any awards, interpret the plan and any plan awards. Under the plan, the committee can grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units, except Directors may not be granted stock appreciation rights, performance shares and performance units. During any calendar year, participants are limited in the number of grants they may receive under the plan. In any year, an individual may not receive options for more than 15,000 shares, stock appreciate rights with respect to more than 20,000 shares, more than 20,000 shares of restricted stock and/or an award for more than 10,000 performance shares or restricted stock units or performance units. The plan requires that the exercise price for stock options and stock appreciation rights be not less than fair market value of our common stock on date of grant.

On November 12, 2007, the Company awarded under the Amended and Restated 2004 Equity Incentive Plan 55,615 and 10,500 restricted stock units to employees and to the independent Directors, respectively. The restricted stock units are subject to the same conditions as the restricted stock awards except the restricted stock units will not have voting rights and the common stock will not be issued until the vesting criteria are satisfied. The employee restricted stock units will vest 33%, 33% and 34% on October 1, 2008, October 1, 2009 and October 1, 2010, respectively. Units granted to Directors will vest 33%, 33% and 34% on December 31, 2007, December 31, 2008 and December 31, 2009, respectively. The restricted stock units awarded were valued at $416 or $6.30 per share, which was the closing price of the Company’s common stock on the date of grant. The value of the restricted stock units is being charged to compensation expense over the vesting period, included in 2007 is $94 of compensation expense related to restricted stock units. Compensation expense related to restricted stock units will be $203, $90 and $29 for the years 2008, 2009 and 2010, respectively.

Restricted Stock Units
Outstanding on January 1, 2007	—
Issued	66,115
Vested	(3,465)
Forfeited	—

Outstanding on December 31 2007	62,650

No awards or grants were made under the 2004 Equity Incentive Plan before January 1, 2007

VERI-TEK INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19. Employee Stock Based Compensation

The Company adopted SFAS No. 123R. SFAS No. 123R requires the recognition of all stock-based payments in the financial statements based on the fair value of the award on the grant date after July 1, 2005. Prior to the adoption of SFAS No. 123R, the Company accounted for its stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation.” The adoption of SFAS No. 123R had no effect as no options or stock appreciation rights have been issued under the Company’s 2004 Equity Incentive Plan as date of adoption.

Note 20. Minority Interest

On November 30, 2006, the Company issued 266,000 shares of stock in Manitex Liftking Canadian Subsidiary with a value of $1,024. These shares are exchangeable into 266,000 shares of the Company’s Common Stock. As of December 31, 2007, the shares had not yet been exchanged for Veri-Tek International Corp. Common Stock. Until the shares are exchanged, the value of the exchangeable shares is shown as a minority interest. The Company expects that the shares will be exchanged for Veri-Tek International Corp. Common Stock.

Note 21. New Accounting Pronouncements

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

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” which is effective for the fiscal years beginning after September 15, 2006. The FASB issues this statement to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company adopted the SFAS No. 156 on January 1, 2007. The adoption of the Statement did not have a material impact on its financial position, results of operations or cash flows.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). This statement requires balance sheet recognition of the over funded or under funded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized

VERI-TEK INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21. New Accounting Pronouncements—(Continued)

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

See Note 11 regarding the company’s adoption FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006.

In December 2007, the FASB Statement 141R, “Business Combinations” (“SFAS 141R”) was issued. SFAS 141R replaces SFAS 141. SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effective date for the Company will be January 1, 2009. We have not yet determined the impact of SFAS 141R related to future acquisitions, if any, on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“Statement No. 160”). Statement No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling

VERI-TEK INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21. New Accounting Pronouncements—(Continued)

equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Statement No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. We are currently assessing the impact SFAS No. 160 will have on our consolidated financial statements

Note 22. Contractual Obligations

(In thousands)	Payments due by period
Contract obligations	Total	2008	2009-2010	2011-2012	Thereafter
Revolving credit Facility	$14,191	$—	$14,191	$—	$—
Term Loan	2,323	—	2,323	—	—
Note to Former QVM members	1,072	—	1,072	—	—
Note to Liftking Industries, Inc.	2,623	807	1,614	202	—
Note payable bank	82	82	—	—	—
Operating Lease Obligations	1,046	546	327	87	86
Capital Lease Obligations	8,353	849	1,608	1,608	4,288
Purchase Obligations (1)	19,422	19,422	—	—	—

Total	$49,112	$21,706	$21,135	$1,897	$4,374

(1)	Purchase obligations include commitments of approximately $18.8 relating to inventory items. The balance is attributable to non-inventory items, including fixed assets, research and development materials, supplies and services.
(2)	At December 31, 2007, the Company had unrecognized tax benefits of $184 for which the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective tax authority. Thus, these liabilities have not been included in the contractual obligations table.

Note 23. Transactions Between the Company and Related Parties

In the course of conducting its business, the Company has entered into certain related party transactions. On July, 3, 2006, pursuant to the Purchase Agreement, dated as of May 16, 2006 and as amended on July 3, 2006 with Quantum Value Management, LLC (“QVM”) and all of the members of QVM (the “Members”), the Company purchased from the Members all the outstanding membership interests of QVM (the “Acquisition”). The Company acquired Manitex through this Acquisition, as Manitex was a wholly owned subsidiary of QVM. The aggregate consideration paid in connection with the Acquisition was approximately $1,998, consisting of (i) 234,875 shares of the Company common stock valued at $916, and (ii) a Non-Negotiable Subordinated Promissory Note for approximately $1,072, in the aggregate, payable to the Members.

Michael C. Azar, the Company’s Vice President and Secretary at the date of Acquisition, David Langevin and Robert J. Skandalaris, were each Members and owned 6.1%, 12.1% and 12.1%, respectively, of the Company’s outstanding common stock at such time. Mr. Langevin became the Company’s Chief Executive Officer in connection with this Acquisition.

J Giordano Securities Group was paid a fee to be a financial advisor to the Company in connection with the Acquisition and rendered a fairness opinion to the Company’s Board of Directors as to the fairness, from a financial point of view to the Company and its shareholders, of the consideration to be paid by the Company in the transaction.

Prior to the Acquisition, Manitex completed a sale and leaseback transaction in April 2006 of its Georgetown, Texas facility to an entity controlled by one of its affiliates, Robert J. Skandalaris, who was also a significant

VERI-TEK INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 23. Transactions Between the Company and Related Parties—(Continued)

shareholder of the Company. The sale price was $5,000 and the proceeds of the transactions were used to reduce the balance under Manitex’s credit facility. The lease has a twelve year term and provides for monthly rent of $68. Although the Company did not obtain an independent valuation of the property or the terms of the sale and leaseback transaction in connection with the Acquisition, it believes the terms of the lease are at least as favorable to the Company as they could have obtained from an unaffiliated third party.

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

The Company through its Manitex Liftking subsidiary, provides parts and services to LiftMaster, Ltd (“LiftMaster”). LiftMaster is a rental company that rents and services rough terrain forklifts. LiftMaster is owned by the President of Manitex Liftking, ULC and a relative. The Company has receivable from LiftMaster for $67.

The Company, through its Manitex and Manitex Liftking subsidiaries, purchase and sell parts to GT Distribution, Inc. (“GT”). The Company’s Chairman and Chief Executive Officer, David Langevin, owns approximately 37% of GT. Although the Company does not independently verify the cost of such parts, it believes the terms of such purchases and sales were at least as favorable to the Company as terms that it could obtain from a third party. As of December 31, 2007, the Company had $461 outstanding Accounts Receivable from GT and $162 outstanding Accounts Payable due to GT with respect to the purchase and sale of parts. At December 31, 2006, the Company had $37 outstanding Accounts Receivable from GT and $253 outstanding Accounts Payable to GT with respect to the purchase and sale of parts.

VERI-TEK INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 23. Transactions Between the Company and Related Parties—(Continued)

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

	2007	2006	2005
Georgetown Facility (1)	$816	$565	n.a
Woodbridge Facility (2)	458	32	n.a
Allocation of Insurance Expense (3)	n.a	139	n.a

Sales to:
Crane & Machinery	402	67	n.a.
LiftMaster	299	n.a	n.a.
BGI	76	n.a	n.a.
Schaeff Lift Truck	655	n.a	n.a.

Total Sales	1,432	67	n.a.

Purchases from:
BGI	879	367	n.a.
SL Industries, Ltd	1,337	512	n.a.
LiftMaster (4)	98	n.a	n.a.
Noble International	n.a	168	n.a.
Crain & Machinery	59	n.a	n.a.
Schaeff Lift Truck	570	n.a	n.a.

Total Purchases	$2,943	$1,047	n.a.

(1)	The Company leases its 188,000 sq. ft. Georgetown, Texas manufacturing facility from an entity owned by one of the Company’s significant shareholders in fiscal 2006. Pursuant to the terms of the lease, the Company makes monthly lease payment of $68. The Company is also responsible for all the associated operating expenses including, insurance, property taxes and repairs. Under the lease, which expires April 30, 2018, monthly rent is adjusted annually by the lesser of increase in the Consumer Price Index or 2%.
(2)	The Company leases its 85,000 sq. ft. Woodbridge facility from an entity owned by a stockholder of the Company and relative of Manitex Liftking ULC’s, president and CEO. Pursuant to the terms of the lease, the Company makes monthly lease payments of $38. The Company is also responsible for all the associated operations expenses, including insurance, property taxes, and repairs. The lease will expire on May 31, 2009.
(3)	For 2006, GT Distribution, Inc. and its subsidiaries are covered under Manitex’s general, product liability and umbrella insurance policies. In exchange for this coverage, GT Distribution will pay Manitex $139 based on GT Distribution’s annual sales. The above table includes a prorated portion covering the amount relating to the period starting from the date of the acquisition.
(4)	The Company provides parts and services to LiftMaster, Inc. LiftMaster is a rental company that rents and services rough terrain forklifts. LiftMaster is owned by a relative of the President of Manitex Liftking, ULC.

In February 2005, the Company issued 1,195,900 shares of common stock to Quantum Value Partners, LP, a Delaware limited partnership (“QVP”), as settlement for its $7,175 of subordinated debt, including interest of $1,275 owed to such shareholder.

VERI-TEK INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 23. Transactions Between the Company and Related Parties—(Continued)

As of December 31, 2006, the Company had a receivable of $4,722 from GT Distribution, which includes amounts owed to Crane & Machinery, Inc. At July 31, 2007, the receivable from GT Distribution was $4,219.

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

On July 31, 2007, the Company entered into an asset purchase agreement with GT Distribution, LLC (“GT Distribution”) pursuant to which GT Distribution transferred all of its rights and interest in the Noble forklift product line (the “Product Line”) to the Company in exchange for the discharge of obligations and trade payables of GT Distribution and certain of its subsidiaries totaling $4,219 and assumption by the Company of certain liabilities associated with the Product Line.

David J. Langevin, the Company’s Chairman and Chief Executive Officer, has a 37% has an ownership interest in GT Distribution. Consequently, the Company received a fairness opinion from an independent financial advisor that the Company’s purchase of the Product Line was fair to its shareholders from a financial point of view and the approval of a special independent committee of the Company’s board of directors prior entering into this transaction.

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

The Company has a note payable to the former owners of Liftking Industries, Inc. for $2,623 issued in connection with the acquisition of Liftking Industries ULC. It was determined subsequent to the acquisition, that the note would be a related party transaction since Manitex Liftking’s President & CEO is a relative of the primary holder of the note.

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

VERI-TEK INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 24. Legal Proceedings and Other Contingencies—(Continued)

It is reasonably possible that the “Estimated Reserve for Product Liability Claims” may change within the next 12 months. A change in estimate could occur if a case is settled for more or less than anticipated, or if additional information becomes known to the Company.

Note 25. Quarterly Financial Data (Unaudited)

Unaudited Quarterly Financial Data

Summarized quarterly financial data for 2007 and 2006 are as follows (in thousands, except per share amounts).

	2007 (1)				2006 (1)
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Sales	$23,105	$29,951	$26,600	$27,257	$—	$—	$20,021	$20,655
Gross Profit	4171	5814	5,006	4,895	—	—	2,761	3,012
Income (loss) from continuing operations	69	499	872	686	(37)	(90)	(17)	(403)
Income (loss) from discontinued operations—net of tax	(732)	(234)	(196)	40	(333)	(324)	(549)	(7,136)
Loss on disposition of discontinued operations—net of tax	(366)	76	242	—	—	—	—	—
Net income (loss)	$(1,029)	$341	$918	$726	$(370)	$(414)	$(566)	$(7,539)
Per Share
Basic
Income (loss) from continuing operations	$0.01	$0.06	$0.10	$0.07	$0.01)	$(0.02)	$(0.00)	$(0.06)
Income (loss) from discontinued operations—net of tax	$(0.09)	$(0.03)	$(0.02)	$—	$(0.07)	$(0.07)	$(0.11)	$(1.10)
Loss on disposition of discontinued operations—net of tax	$(0.05)	$0.01	$0.03	$—	$—	$—	$—	$—
Net income (loss)	$(0.13)	$0.04	$0.11	$0.07	$(0.08)	$(0.08)	$(0.11)	$(1.16)
Diluted
Income (loss) from continuing operations	$0.01	$0.06	$0.09	$0.07	$(0.01)	$(0.02)	$(0.00)	$(0.06)
Income (loss) from discontinued operations—net of tax	$(0.09)	$(0.03)	$(0.02)	$—	$(0.07)	$(0.07)	$(0.11)	$(1.10)
Loss on disposition of discontinued operations—net of tax	$(0.04)	$0.01	$0.03	$—	$—	$—	$—	$—
Net income (loss)	$(0.12)	$0.04	$0.10	$0.07	$(0.08)	$(0.08)	$(0.11)	$(1.16)
Shares outstanding
Basic	7,859,875	7,903,391	8,636,940	9,805,913	4,875,000	4,875,000	5,104,769	6,514,766
Diluted	8,512,189	8,636,771	9,239,276	10,374,586	4,875,000	4,875,000	5,104,769	6,514,766

VERI-TEK INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 25. Quarterly Financial Data (Unaudited)—(Continued)

(1)	The financial data for the years 2007 and 2006 present the former Testing and Assembly Equipment segment as a discontinued operation.

Acquisitions accounted for as purchases have been included in the Company’s results from their respective dates of acquisition. QVM and Manitex Liftking were acquired on July 3, 2006 and November 30, 2006, respectively. The Noble Forklift Product line was acquired on July 31, 2007.

In the fourth quarter 2006, the Company allocated goodwill recorded in connection with the Manitex acquisition to the following specific intangibles: patented and unpatented technology, trade name and trademarks, customer relationships and customer backlog. The foregoing intangible assets are assets with definite lives. Under SFAS No. 142, Intangible Assets with definite lives are amortized over their estimated useful lives. In the fourth quarter, the Company recorded amortization against these intangibles of $992 for the period from the date of the acquisition through December 31, 2006. Approximately $485 relates to amortization for the period from acquisition date through September 30, 2006

Note 26. Impairment of Former Testing & Assembly Equipment Segment

Against the background of the operating losses generated in recent history by the former Testing & Assembly Equipment segment operations based at Wixom, Michigan, the Company conducted a strategic review of these operations and in March 2007 adopted a plan to dispose of most of its plant assets, machinery and equipment, and furniture and fixtures and patents. In connection with the plan of disposal, but recognizing the fact that there can be no certainty that a buyer can be identified and that disposal may therefore be by other than sale, the Company determined that the carrying values of some of the underlying assets exceeded their fair values. Management’s estimation of realizable value established that the value of patents was fully impaired, ($3,915), tangible assets and software were impaired ($2,017), costs in excess of billing impaired, ($224), and inventory impaired ($476). Consequently, the Company recorded an impairment loss of $6,632 which represents the excess of the carrying values of the assets over their fair values, less cost to sell. The impairment loss was recorded within the following expense categories in 2006:

Cost of Sales:	$700
• Reserve for costs in excess of billing
• Inventory reserve for lower of cost or market

Long lived assets	$5,932
• Reserve for impairment of PP&E
• Reserve for impairment of patents

Total impairment cost	$6,632

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

Under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on our evaluation, which included remediation of the material weaknesses described below, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Management’s Report on Internal Control over Financial Reporting

Management’s Responsibility

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Assessment

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. In connection with such evaluation, our management concluded that a significant deficiency with respect to our internal control over financial reporting existed as of December 31, 2007 because we have limited finance and accounting personnel to prepare and review financial statements and our preparation of consolidated financial statements is completed without the aid of consolidation software. A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a registrant’s financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable probability that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls. Notwithstanding the significant deficiency, based on an evaluation of our internal controls, management believes there were sufficient controls in place to prevent and detect errors in transaction processing and recording and fraudulent activity. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

Remediation of Previously Disclosed Material Weaknesses

In connection with the audit of our consolidated financial statements for the year ended December 31, 2006, both we and our independent public accountants identified material weaknesses with respect to our internal control over financial reporting. Our Chief Executive Officer and Chief Financial Officer determined that, as of December 31, 2006, a material weakness existed in our internal control over financial reporting that consisted of inadequate resources in our accounting and financial reporting group and insufficient organization to facilitate an efficient financial statement close and reporting process and permit the preparation of our financial statements in accordance with U.S. generally accepted accounting principles. Furthermore, in connection with the SEC’s review of our registration statement on Form S-3, filed with the SEC on December 21, 2006, additional errors were discovered that resulted in the restatement of our audited consolidated financial statements for the year ended December 31, 2005, our unaudited interim consolidated financial statements for the quarter ended September 30, 2006, and our unaudited pro forma consolidated statement of income giving effect to the purchase of QVM, L.L.C., included in our Form 8-K/A filed on September 19, 2006. The correction of these matters had no impact on our net income, net worth or cash and cash equivalents as reflected in our statement of cash flows, as previously reported for 2005 and the third quarter ended September 30, 2006.

In the course of conducting the audit of our financial statements for the year ended December 31, 2006, the Company’s auditors, UHY LLP, noted several significant internal control deficiencies over financial reporting, which when considered in the aggregate, they believe constituted a material weakness over financial reporting at December 31, 2006. UHY LLP determined that we were unable to properly account for a complex financing transaction, which included warrants. Our auditors also advised us that we do not have a sufficient organization to facilitate an efficient financial statement close and reporting process and permit the preparation of our financial statements in accordance with U.S. generally accepted accounting principles. For example, there were several post-closing adjustments to our financial statements during the course of the 2006 audit.

As a result of the material weaknesses identified, management undertook the following remediation activities:

•	We engaged a tax consultant to assist with the Company’s tax accounting and reporting.

•

We engaged a consulting firm to assist with implementing our Sarbanes-Oxley compliance program, including a Sarbanes-Oxley implementation plan and recommendations regarding the Company’s financial reporting processes and procedures.

•

We have developed and implemented standardized policies and procedures for critical financial reporting areas, including formal closing procedures for all business units. We have also developed and implemented control documentation for all processes. Specific accounting personnel have been assigned the responsibility of maintaining a written, comprehensive set of our accounting policies and procedures. These policies and procedures are communicated to the appropriate accounting functions and are updated regularly based on accounting policy issues. These efforts have improved the overall quality and integrity of our record keeping and financial reporting. We have increased training and supervision of accounting personnel with respect to policies and procedures.

•	Our Manitex business unit implemented an integrated ERP system in January, 2007. This system resulted in improved control and efficiencies in manufacturing as well as business operations.

•

Additional accounting and finance personnel were identified at each of our business units in order to address our shortfalls in staffing, including hiring an assistant controller at our largest business unit, Manitex. We have also extended an offer of employment to an internal auditor, who is expected to commence employment with us on March 31, 2008.

After consideration of the remediation efforts described above, management concluded that as of December 31, 2007, all previously disclosed material weaknesses have been remediated. Our annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

In an effort to further improve our internal controls over financial reporting, we made the following changes during the quarter ended December 31, 2007, (1) we engaged in testing of our internal control system in connection with implementing our Sarbanes-Oxley compliance program and (2) we issued and used our improved closing policies and procedures.

ITEM 9B.	OTHER INFORMATION

None

PART III

Certain information required by Part III is omitted from this Form 10-K as the Company intends to file with the Commission its definitive Proxy Statement for its 2008 Annual Meeting of Shareholders (the “2008 Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2007.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Information About the Board of Directors and Corporate Governance—The Audit Committee” and “Information About the Board of Directors and Corporate Governance—The Board and Board Committees” in our 2008 Proxy Statement is incorporated herein by reference.

The information under the principal heading “EXECUTIVE OFFICERS” in our 2008 Proxy Statement is incorporated herein by reference.

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

ITEM 11.	EXECUTIVE COMPENSATION

The information under the headings “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” and the information under the principal headings “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION” in our 2008 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the principal headings “EQUITY COMPENSATION PLAN INFORMATION” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in our 2008 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the heading “Information About the Board of Directors and Corporate Governance” and the information under the principal heading “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” in our 2008 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the headings “Audit Fees and All Other Fees” and “Pre-Approval Policies and Procedures” in our 2008 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

(1)	Financial Statements

See Index to Financial Statements on page 38.

(2)	Supplemental Schedules

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

Dated: March 27, 2008

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DAVID J. LANGEVIN David J. Langevin, Chairman and Chief Executive Officer (Principal Executive Officer)	March 27, 2008

/s/ DAVID H. GRANSEE David H. Gransee, Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2008

/s/ TERRENCE P. MCKENNA Terrence P. McKenna, Director	March 27, 2008

/s/ STEPHEN J. TOBER Stephen J. Tober, Director	March 27, 2008

/s/ STEPHEN R. LIGHT Stephen R. Light, Director	March 27, 2008

/s/ ROBERT S. GIGLIOTTI Robert S. Gigliotti, Director	March 27, 2008

/s/ MARVIN B. ROSENBERG Marvin B. Rosenberg, Director	March 27, 2008

Exhibit Index

Exhibit No.		Description

2.1		Asset Purchase Agreement by and among Quantum-Veri-Tek, Inc., Veri-Tek International, Corp. and James Juranitch, dated October 15, 2003 (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed on September 3, 2004 (Registration No. 333-11830)).

2.2		Purchase Agreement, dated May 16, 2006, among the Company, Quantum Value Management, LLC and the members of Quantum Management Partners, LLC. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on May 19, 2006).

2.3		First Amendment to Purchase Agreement, effective July 3, 2006, among the Company, Quantum Value Management, LLC and the members of Quantum Value Management, LLC (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on July 10, 2006).

2.4		Purchase Agreement, dated October 19, 2006, among the Company, Quantum Value Management, LLC and the members of Quantum Management Partners, LLC (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on October 23, 2006).

3.1		Articles of Incorporation of Veri-Tek International, Corp., as amended (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on September 3, 2004 (Registration No. 333-11830)).

3.2	(1)	Amended and Restated Bylaws of Veri-Tek International, Corp., as amended.

4.1		Specimen Common Stock certificate of Veri-Tek International, Corp. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (Amendment No. 4) filed on December 15, 2004 (Registration No. 333-11830)).

10.1		Assignment and Assumption of Lease among Veri-Tek International, Corp., Quantum-Veritek, Inc. and Pontiac Trail, LLC dated October 31, 2003 (Lease Agreement attached as Exhibit A thereto) (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (Amendment No. 1) filed on November 12, 2004 (Registration No. 333-11830)).

10.2		Assignment and Assumption of Equipment Lease among Veri-Tek International, Corp., Quantum-Veritek, Inc. and Pontiac Trail, LLC dated October 31, 2003 (Equipment Lease attached as Exhibit A thereto) (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (Amendment No. 1) filed on November 12, 2004 (Registration No. 333-11830)).

10.3	*	Employment Agreement between Quantum-Veritek, Inc. and James Juranitch dated October 31, 2003, as amended by Amendment No. 1 thereto dated October 10, 2004 (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (Amendment No. 2) filed on December 1, 2004 (Registration No. 333-11830)).

10.4		Promissory Note of Veri-Tek International Corp., in of favor Comerica Bank dated October 28, 2004 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (Amendment No. 1) filed on November 12, 2004 (Registration No. 333-11830)).

10.5		Loan Agreement by and between Comerica Bank and Veri-Tek International, Corp. dated November 19, 2004 (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (Amendment No. 2) filed on December 1, 2004 (Registration No. 333-11830)).

10.6		Settlement Agreement and Complete and Permanent Release, between David V. Harper and Veri-Tek International, Corp. dated November 2, 2005 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on November 5, 2005).

Exhibit No.		Description

10.7		Settlement Agreement and Complete and Permanent Release, between Todd Antenucci and Veri-Tek International, Corp. dated March 10, 2006 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on March 14, 2006).

10.8	*	Employment Agreement, effective July 3, 2006, between the Company and David J. Langevin (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 10, 2006).

10.9		Demand Promissory Note, dated May 31, 2006, by Crane & Machinery, Inc. to the Company (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 10, 2006).

10.10		Non-Negotiable Subordinated Promissory Note, dated July 3, 2006, by the Company to Michael C. Azar, solely as escrow agent for, on behalf of and for further distribution to the members of Quantum Value Management, LLC (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on July 10, 2006).

10.11	*	Employment Agreement between Veri-Tek International, Corp. and David H. Gransee dated October 6, 2006 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on October 12, 2006).

10.12		Securities Purchase Agreement, dated as of November 3, 2006, between the Company and the investors identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 16, 2006).

10.13		Form of Series A Warrant dated November 15, 2006 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on November 16, 2006).

10.14		Form of Series B Warrant dated November 15, 2006 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on November 16, 2006).

10.15		Registration Rights Agreement, dated as of November 3, 2006, between the Company and the investors identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on November 16, 2006).

10.16		Form of Warrant dated November 15, 2006 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on November 16, 2006).

10.17		QVM $20 million Note to Comerica Bank (incorporated by reference to Exhibit 99(i) to the Quarterly Report on Form 10-Q filed on November 14, 2006).

10.18		Amendment to QVM $20 million Note to Comerica Bank (incorporated by reference to Exhibit 99(ii) to the Quarterly Report on Form 10-Q filed November 14, 2006).

10.19		Amendment No. 2 to QVM $20 million Note to Comerica Bank, dated December 20, 2006 (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed on April 13, 2007).

10.20		Amended and Restated Credit Agreement by and between Quantum Construction Equipment, LLC, Quantum Equipment, LLC, Manitowoc Boom Trucks, Inc. and Comerica Bank, dated December 15, 2003, as amended (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed on April 13, 2007) (Amendment No. 15 to Amended and Restated Credit Agreement, dated December 20, 2006, also filed as and incorporated by reference to Exhibit 2.1 to the Form 8-K filed on December 21, 2006).

Exhibit No.		Description

10.21		Lease dated April 17, 2006 between Krislee-Texas, LLC and Manitex, Inc. for facility located in Georgetown, Texas (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed on April 13, 2007).

10.22		Lease dated December 1, 2006 between Aldrovandi Equipment Limited and Manitex Liftking, ULC for facility located in Woodbridge, Ontario (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed on April 13, 2007).

10.23		Second Amended and Restated Credit Agreement, dated April 11, 2007, by and between Veri-Tek International, Corp., Manitex, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 15, 2007).

10.24		Revolving Credit Note for $16,500,000, dated April 11, 2007, payable to Comerica Bank by Manitex, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 15, 2007).

10.25		Letter Agreement between Manitex Liftking, ULC and Comerica Bank dated December 29, 2006 (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Annual Report on Form 10-K/A filed on May 17, 2007).

10.26		Master Revolving Note dated as of December 29, 2006 between Manitex Liftking, ULC and Comerica Bank (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Annual Report on Form 10-K/A filed on May 17, 2007).

10.27		Security Agreement, dated December 29, 2006, between Manitex Liftking, ULC and Comerica Bank (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to the Annual Report on Form 10-K/A filed on May 17, 2007).

10.28		Guaranty executed by Manitex, LLC on December 29, 2006, guaranteeing the loan from Comerica Bank to Manitex Liftking, ULC (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Annual Report on Form 10-K/A filed on May 17, 2007).

10.29		Advance Formula Agreement made by Manitex Liftking, ULC in favor of Comerica Bank dated as of December 29, 2006 (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Annual Report on Form 10-K/A filed on May 17, 2007).

10.30	*	Employment Agreement, dated July 12, 2007, between Veri-Tek International, Corp. and Andrew Rooke (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 13, 2007).

10.31		Asset Purchase Agreement, dated July 31, 2007, by and among Veri-Tek International, Corp., GT Distribution, LLC, Schaeff Lift Truck Inc., Crane & Machinery, Inc., Manitex, Inc. and Manitex Liftking, ULC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2007).

10.32		Amendment No. 1, effective as of August 9, 2007, to that certain Master Revolving Note in original principal amount of CDN$3.5 million, dated December 29, 2006, by and between Manitex Liftking, ULC and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 14, 2007).

10.33		Amendment No. 1, effective as of August 9, 2007, to the Second Amended and Restated Credit Agreement by and between Veri-Tek International, Corp., Manitex, Inc., and Comerica Bank dated April 11, 2007 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 14, 2007).

Exhibit No.		Description

10.34		Amendment No. 3, effective as of August 9, 2007, to that certain Variable Rate Single Payment Note in original principal amount of $20 million, dated March 10, 2005, as amended, by and between Quantum Value Management, LLC and Comerica Bank (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 14, 2007).

10.35		Securities Purchase Agreement, dated as of August 30, 2007, between the Company and the investors identified on Annex A (the Schedule of Buyers) attached thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 31, 2007).

10.36		Registration Rights Agreement, dated as of August 30, 2007, between the Company and the investors identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 31, 2007).

10.37		Form of Warrant issued to Roth Capital Partners, LLC, dated September 11, 2007 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 11, 2007).

10.38		Amendment No. 2, effective as of October 18, 2007, to that certain Master Revolving Note in original principal amount of $3.5 million, dated December 29, 2006, by and between Manitex Liftking, ULC and Comerica Bank, as amended (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 22, 2007).

10.39		Amendment No. 2, dated October 18, 2007, to the Second Amended and Restated Credit Agreement by and between Veri-Tek International, Corp., Manitex, Inc. and Comerica Bank dated April 11, 2007, as amended (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 22, 2007).

10.40		Comerica Bank Foreign Currency Exchange Master Agreement, dated September 7, 2007, between Veri-Tek International, Corp. and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 14, 2007).

10.41	(1)	Asset Purchase Agreement, dated July 5, 2007, between Veri-Tek International, Corp. and EuroMaint Industry, Inc.

10.42	*	Veri-Tek International, Corp. Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 14, 2007).

10.43		Form of Restricted Stock Unit Award (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 16, 2007).

21.1		Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed on April 13, 2007)

23.1	(1)	Consent of Freedman & Goldberg, CPAs, PC

23.2	(1)	Consent of UHY LLP

24.1		Power of Attorney (included on signature page)

31.1	(1)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	(1)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	(1)	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
(1)	Filed herewith.