Form 10-Q
period 2008-03-31
Veri-Tek International, Corp.
filed 2008-05-13
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of the registrant’s common stock, no par value, outstanding as of May 9, 2008 was 9,809,340.

VERI-TEK INTERNATIONAL, CORP.

FORM 10-Q INDEX

PART 1 – FINANCIAL INFORMATION

Item 1— Financial Statements

Veri-Tek International Corp. and Subsidiaries

Condensed Consolidated Balance Sheet

(In thousands, except for per share amounts)

	March 31, 2008	December 31, 2007
ASSETS
Current assets
Cash	$274	$569
Trade receivables (net)	16,767	16,548
Other receivables	171	226
Inventory (net)	18,134	16,048
Deferred tax asset	715	715
Prepaid expense and other	905	762
Current assets of discontinued operations	41	172

Total current assets	37,007	35,040

Total fixed assets (net)	5,675	5,778

Intangible assets (net)	20,907	21,352
Deferred tax asset	4,451	3,940
Goodwill	14,065	14,065

Total assets	$82,105	$80,175

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$584	$807
Notes payable—short term	360	82
Current portion of capital lease obligations	264	281
Accounts payable	10,499	9,543
Accrued expenses	3,668	4,408
Other current liabilities	534	486
Current liabilities of discontinued operations	200	265

Total current liabilities	16,109	15,872

Long-term liabilities
Line of credit	15,881	14,191
Deferred tax liability	4,655	4,655
Notes payable	4,829	5,211
Capital lease obligations	4,358	4,422
Deferred gain on sale of building	3,834	3,930
Other long-term liabilities	184	184

Total long-term liabilities	33,741	32,593

Total liabilities	49,850	48,465

Commitments and contingencies
Minority interest	1,024	1,024
Shareholders’ equity
Common Stock—no par value, Authorized, 20,000,000 shares authorized
Issued and outstanding, 9,809,340 at March 31, 2008 and December 31, 2007	41,915	41,915
Warrants	1,788	1,788
Paid in capital	130	72
Accumulated deficit	(13,405)	(14,094)
Accumulated other comprehensive income	812	1,026

	March 31, 2008	December 31, 2007
Sub-total	31,240	30,707
Less: Unearned stock based compensation	(9)	(21)

Total shareholders’ equity	31,231	30,686

Total liabilities and shareholders’ equity	$82,105	$80,175

The accompanying notes are an integral part of these financial statements

VERI-TEK INTERNATIONAL, CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except for per share amounts)

	Three Months Ended March 31,
	2008	2007
	Unaudited	Unaudited
Net revenues	$23,547	$23,138
Cost of Sales	19,275	18,934

Gross profit	4,272	4,204
Operating expenses
Research and development costs	220	147
Selling, general and administrative expenses, including corporate expenses of $904 and $820 for 2008 and 2007, respectively	3,468	3,110

Total operating expenses	3,688	3,257

Operating income from continuing operations	584	947
Other income (expense)
Interest income	—	5
Interest expense	(542)	(924)
Foreign currency transaction loss	(9)	(33)
Other income	—	93

Total other income (expense)	(551)	(859)

Income from continuing operations before income taxes	33	88
Income tax (benefit)	(478)	19

Net income from continuing operations	511	69
Discontinued operations
Income (loss) from operations of the discontinued Testing and Assembly Equipment segment, net of income taxes (benefit) of $10 and $(0) for 2008 and 2007, respectively	178	(732)
Loss on sale or closure of discontinued operations net of income tax (benefits)	—	(366)

Net income (loss)	$689	$(1,029)

Earnings Per Share
Basic
Earnings from continuing operations	$0.05	$0.01
Earnings (loss) from discontinued operations	0.02	(0.09)
Loss on sale or closure of discontinued operations net of income tax	—	(0.05)

Net earnings (loss)	$0.07	$(0.13)

Diluted
Earnings from continuing operations	$0.05	$0.01
Earnings (loss) from discontinued operations	0.02	(0.09)
Loss on sale or closure of discontinued operations net of income tax	—	(0.04)

Net earnings (loss)	$0.07	$(0.12)

Weighted average common share outstanding
Basic	9,809,340	7,859,875
Diluted	10,255,805	8,512,189

The accompanying notes are an integral part of these financial statements.

VERI-TEK INTERNATIONAL CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2008	2007
	Unaudited	Unaudited
Cash flows from operating activities:
Net income (loss)	$689	$(1,029)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	483	571
Decrease in allowances for doubtful accounts	(8)	(43)
Loss on disposal of assets	—	4
Deferred income taxes	(511)	—
Inventory reserves	(7)	303
Stock based deferred compensation	70	—
Reserve for uncertain tax positions	25	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(344)	(587)
(Increase) decrease in inventory	(2,301)	(1,330)
(Increase) decrease in prepaid expenses	(156)	(77)
Increase (decrease) in accounts payable	1,035	(1,501)
Increase (decrease) in accrued expense	(756)	462
Increase (decrease) in other current liabilities	63	(289)
Discontinued operations - cash provided by operating activities	66	378

Net cash used for operating activities	(1,652)	(3,138)

Cash flows from investing activities:
Purchase of property and equipment	(69)	—

Net cash used for investing activities	(69)	—

Cash flows from financing activities:
Borrowing on revolving credit facility	1,766	3,030
Note payments	(327)	—
Payments on capital lease obligations	(81)	(86)

Net cash provided by financing activities	1,358	2,944

Effect of exchange rate change on cash	68	(1)
Net decrease in cash and cash equivalents	(363)	(194)
Cash and cash equivalents at the beginning of the year	569	615

Cash and cash equivalents at end of period	$274	$420

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

Historically, the Company also designed, developed, and built specialty testing and assembly equipment for the automotive and heavy equipment industries that identifies defects through the use of signature analysis and in-process verification. Against the background of the operating losses generated in recent history by the Testing & Assembly Equipment segment operations based at Wixom, Michigan, the Company conducted a strategic review of these operations. On March 29, 2007, our Board of Directors approved a plan to sell our Testing & Assembly Equipment segment’s operating assets including its inventory, machinery, equipments and patents. As a result, our Testing & Assembly Equipment segment has been accounted for as a discontinued operation starting with the first quarter of 2007. On August 1, 2007, the assets used in connection with the Company’s diesel engine testing equipment were sold to EuroMaint Industry, Inc., a Delaware corporation (“EuroMaint”). As of August 31, 2007, all operations of the former Testing and Assembly Equipment segment had ceased. (See Note 5)

As result of discontinuing our former Testing and Assembly Equipment segment, the Company again operates in only a single business segment, Lifting Equipment. Accordingly, our financial statements no longer include segment information. The Company’s consolidated financial statements reflects the Testing and Assembly Equipment segment as a discontinued operation.

2. Basis of Presentation

The condensed consolidated financial statements, included herein, have been prepared by the Company without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company’s financial position as of March 31, 2008, and results of its operations and cash flows for the periods presented. The consolidated balances as of December 31, 2007 were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2007. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the year.

Reclassifications

Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation. A foreign currency loss of $33 previously included in net revenue has been reclassified. Foreign currency transaction gains and losses are now shown as separate component of other income and expense.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss carryforwards. The Company could not conclude that it was more likely than not that its deferred tax asset would be realized in the future and accordingly has established a valuation allowance against all of its net deferred tax assets with the exception of certain state tax credits.

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

Discontinued Operations — The consolidated financial statements present the Testing and Assembly Equipment Segment as a discontinued operation in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Impairment of Long Lived Assets — In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets, including property and equipment, and other identifiable intangibles for impairment annually in the fourth quarter of the year or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. The Company has recorded no losses on impairment of long-lived assets during the three months ended March 31, 2008 or twelve months ended December 31, 2007.

Goodwill and Other Intangibles — As required by SFAS No. 142, “Goodwill and Other Intangibles,” the Company evaluates goodwill for impairment annually in the fourth quarter of the year or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company evaluates goodwill for impairment using the required business valuation method, which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer. The Company has recorded no losses on impairment of goodwill during the three months ended March 31, 2008 and 2007.

Sale and Leaseback — In accordance with FASB 13, 66 and 98, the Company has recorded deferred revenue in relationship to the sale and leaseback of one of our operating facilities. As such, the gain on the sale of the land and building has been deferred and is being amortized on a straight line basis over the life of the lease.

Computation of EPS — Basic Earnings per Share (“EPS”) was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

The number of shares related to options, warrants, restricted stock units and similar instruments included in diluted EPS (“EPS”) is based on the “Treasury Stock Method” prescribed in SFAS No. 128. This method assumes theoretical repurchase of shares using proceeds of the respective stock option or warrant exercise or in the case of restricted stock units the amount of deferred unearned compensation at a price equal to the issuer’s average stock price during the related earnings period. Accordingly, the number of shares includable in the calculation of EPS in respect of the stock options, warrants, restricted stock units and similar instruments is dependent on this average stock price and will increase as the average stock price increases.

Securities of a subsidiary that are convertible into its parent company’s common stock shall be considered among potential common shares of the parent company for the purposes of computing consolidated diluted EPS.

Stock Based Compensation — In accordance with SFAS No. 123R “Share Based Payments” share-based payments to employees, including grants of restricted stock units, are measured at fair value as of the date of grant and are expensed in the consolidated statement of operations over the service period (generally the vesting period).

Comprehensive Income — Statement of Financial Accounting Standard (“SFAS”) No. 130 “Reporting Comprehensive Income” requires reporting and displaying comprehensive income and its components. Comprehensive income includes, in addition to net earnings, other items that are reported as direct adjustments to stockholder’s equity. Currently, the only comprehensive income adjustment required for the Company is a foreign currency translation adjustment, the result of consolidating its foreign subsidiary. Comprehensive income from continuing operations was $297 and $119 for the three months ended March 31, 2008 and 2007, respectively.

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

Forward Currency Exchange Contracts — Beginning in September 2007, the Company entered into forward currency exchange contracts in relationship such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. In accordance with FAS No. 52, the Company records at the balance sheet date the forward currency exchange contracts at its market value with any associated gain or loss being recorded in current earnings. Both realized and unrealized gains and losses related to forward currency contracts are included in current earnings and are reflected in the Statement of Operations in the other income expense section on the line titled foreign currency transaction losses. During the three months ended March 31, 2008, the Company has recorded realized gains of approximately $25 and unrealized losses of approximately $185 related to forward currency contracts.

FAS No. 157 requires that assets and liabilities that are measured at fair value on recurring basis be categorized according to three level hierarchy established in the opinion which prioritizes the inputs used in measuring fair value. Fair value of the forward currency contracts are determined on the last day of each reporting period using quoted prices in active markets, which are supplied to the Company by the foreign currency trading operation of its bank. Under FAS No. 157, items valued based on quoted prices in active markets are Level 1 items. The following is summary of items that the Company measures at fair value:

	Level 1	Level 2	Level 3	Total
Liabilities:
Forward currency exchange contracts	$26	$—	$—	$26

Financial Instruments and Credit Risk Concentrations — Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, trade receivables and payables.

The Company maintains its cash balances and marketable securities at banks in Detroit, Michigan and Toronto, Canada. Accounts in the United States are insured by the Federal Deposit Insurance Corporation up to $100. At March 31, 2008 and December 31, 2007, the Company had uninsured balances of $154 and $469, respectively.

The Company purchases forward currency contracts in relationship so that gains and losses on its forward contracts offsets exchange gains and losses on its on the assets and liabilities denominated in other than the reporting units’ functional currency. Forward currency exchange contracts, if not offset by existing foreign currency positions, will result in the recognition of gains and losses which are not offset. At March 31, 2008, the Company had entered into a series of forward currency exchange contracts. The contracts obligate the Company to purchase approximately CND $4,700 in total. The contracts which are in various amounts mature between April 15, 2008 and December 31, 2009. Under the contract, the Company will purchase Canadian dollars at exchange rates between .9558 and 1.011. The Canadian to US dollar exchange rates was .9742 at March 31, 2008.

For the three months ended March 31, 2008 two customers accounted for 12% and 10%, respectively of Company accounts receivable. For the fiscal year ended December 31, 2007 no single customer accounted for 10% or more of our accounts receivable.

For the quarter ended March 31, 2008, two customers individually accounted for 11% of total Company’s revenues. One customer accounted for 13% of Company revenues in first quarter 2007. Conversely, the Company did not have a single supplier who exceeded 10% of the total Company purchases during the first quarter 2008. For the three months ended March 31, 2007, two suppliers each supplied 13% of the Company’s total purchases.

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

The Company has a variable interest in the related entity primarily because of the common shareholder ownership between the Company and GT Distribution, LLC; the Company is exposed to risk in regards to its variable interest. The Company both purchases from and sells to GT Distribution. The Company’s exposure will vary in the future and is dependent on purchase from and sales to GT Distribution as well as payment made to or received from GT Distribution. The Company had net receivable from GT Distribution or its subsidiaries of approximately $262 and $300 at March 31, 2008 and December 31, 2007, respectively.

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

Proforma information is not being provided for the Noble Product Line, as it does not constitute an acquisition of a business, pursuant to applicable rules and regulations of the Securities and Exchange Commission. The Noble Product Line is being manufactured in the Company’s two existing manufacturing facilities located in Georgetown, Texas and Woodbridge, Ontario.

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

The following table sets forth the detail of balance sheet captions for discontinued operations as of March 31, 2008 December 31, 2007.

	March 31, 2008	December 31, 2007
Accounts receivable, net	$1	$132
Cost and estimated earnings in excess of billings, net	40	40

Total assets	41	172

Total liabilities- accrued expenses	$200	$265

The following table sets forth the detail of the net Income (loss) from discontinued operations for the three months ended March 31, 2008 and 2007:

	For three months ended March 31,
	2008	2007
Revenues from discontinued operations	$—	$594
Income (loss) from discontinued operations before income taxes	188	(732)
Income tax	10	—

Net (loss) from discontinued operations	$178	$(732)

In 2007, the Company did not record a tax benefit attributable to losses from discontinued operations as the Company may not utilize such loss in future years.

The estimated loss on sale is shown below:

Estimated loss on sale or closure of discontinued operations	For three months ended March 31, 2008	For three months ended March 31, 2007
Employee termination costs	$—	$(166)
Provision for termination of contracts	—	(200)

Total loss on sale of discontinued operations	$—	$(366)

6. Net Earnings (Loss) Per Common Share

Basic net earnings (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of warrants, restricted stock units and convertible subsidiary stock. Details of the calculations are as follows:

	Three months ended March 31,
	2008	2007
Net earnings (loss) for common share basic and diluted
Earnings from continuing operations	$511	$69
Earnings (loss) from discontinued operations	178	(732)
Loss on sale and closure of discontinued operations net of income tax	—	(366)

Net earnings (loss) per common share	$689	$(1,029)

Earnings (loss) per share
Basic
Earnings from continuing operations	$0.05	$0.01
Earnings (loss) from discontinued operations	0.02	(0.09)
Loss on sale and closure of discontinued operations net of income tax	—	(0.05)

Net earnings (loss) per common share	$0.07	$(0.13)

Diluted
Earnings from continuing operations	$0.05	$0.01
Earnings (loss) from discontinued operations	0.02	(0.09)
Loss on sale or closure of discontinued operations net of income tax	—	(0.04)

Net earnings (loss) per common share	$0.07	$(0.12)

Weighted average common share outstanding
Basic	9,809,340	7,859,875

Diluted:
Basic	9,809,340	7,859,875
Dilutive effect of warrants	168,071	386,314
Dilutive effect of restricted stock units	12,394	—
Dilutive effects of exchangeable subsidiary stock	266,000	266,000

Diluted	10,255,805	8,512,189

7. Equity

Issuance of Common Stock and Warrants

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

Stock Issuance

On December 31, 2007, the Company issued in aggregate 3,465 shares of common stock to three independent Directors as restricted stock units issued under the Company’s 2004 Incentive Plan to these Directors vested on that day.

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

At March 31, 2008 and December 31, 2007, the Company had issued and outstanding warrants as follows:

Number of Warrant Shares		Exercise Price	Expiration Date	In Connection With
March 31, 2008	December 31, 2007
450,000	450,000	$4.05	November 15, 2011	Private placement
204,000	204,000	$4.25	November 15, 2011	Private placement
192,500	192,500	$4.62	November 15, 2011	Placement Agent Fee
15,000	15,000	$7.08	June 15, 2011	Investor Relation Service
105,000	105,000	$7.18	September 11, 2012	Placement Agent Fee

No warrants were exercised during the three months end March 31, 2008

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

On November 12, 2007, the Company awarded under the Amended and Restated 2004 Equity Incentive Plan 55,615 and 10,500 restricted stock units to employees and to the independent Directors, respectively. No awards or grants were made under the 2004 Equity Incentive Plan prior to November 12, 2007. The restricted stock units are subject to the same conditions as the restricted stock awards except the restricted stock units will not have voting rights and the common stock will not be issued until the vesting criteria are satisfied. The employee restricted stock units will vest 33%, 33% and 34% on October 1, 2008, October 1, 2009 and October 1, 2010, respectively. Units granted to Directors will vest 33%, 33% and 34% on December 31, 2007, December 31, 2008 and December 31, 2009, respectively. The restricted stock units awarded were valued at $416 or $6.30 per share, which was the closing price of the Company’s common stock on the date of grant. The value of the restricted stock units is being charged to compensation expense over the vesting period. For the three months ended March 31, 2008, the Company recognized compensation expense of $58 with an offsetting credit to paid in capital related to restricted stock units granted to the Company’s employees and Directors. During the three months ended March 31, 2007 no restricted stock units were granted or became vested. As of March 31, 2008, there were 62,650 restricted stock units outstanding.

As of March 31, 2008, total deferred compensation related to restricted stock units was $265, additional compensation expense of $145, $90 and $29 will be recognized in the remainder of 2008, 2009 and 2010, respectively.

8. Minority Interest

On November 30, 2006, the Company issued 266,000 shares of stock in Manitex Liftking Canadian Subsidiary with a value of $1,024. These shares are exchangeable into 266,000 shares of the Company’s Common Stock. As of March 31, 2008, the shares had not yet been exchanged for Veri-Tek International Corp. Common Stock. Until the shares are exchanged, the value of the exchangeable shares is shown as a minority interest. The Company expects that the shares will be exchanged for Veri-Tek International Corp. Common Stock.

9. New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value, and expands the related disclosure requirements. On January 1, 2008, SFAS 157 was adopted by the Company. The adoption of the Statement did not have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). This statement requires balance sheet recognition of the over funded or under funded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Non-Shareowners’ Changes in Equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. On January 1, 2007, the Company adopted SFAS No. 158, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The adoption of the Statement did not have a material impact on its financial position, results of operations or cash flows.

The FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (“SFAS No. 159”) in February 2007. SFAS No. 159 permits a company to choose to measure many financial instruments and other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing a company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. A company shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. On January 1, 2008, the Company adopted SFAS No. 159. The adoption of the Statement did not have a material impact on its financial position, results of operations or cash flows.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 requires companies to recognize a realized income tax benefit associated with dividends or dividend equivalents paid on nonvested equity-classified employee share-based payment awards that are charged to retained earnings as an increase to additional paid-in capital. EITF 06-11 was adopted on January 1, 2008. The adoption of EITF 06-11 did not have a material impact on our Condensed Consolidated Financial Statements.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R continues to require the purchase method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect SFAS 141R will have an impact on our accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in the future.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS No. 161 will be effective for fiscal years that begin after November 15, 2008. We are in the process of evaluating the new disclosure requirements under SFAS 161.

10. Inventory

The components of inventory are as follows:

	March 31, 2008	December 31, 2007
Raw Materials and Purchased Parts,	$14,090	$13,047
Work in Process	2,191	1,429
Finished Goods and Replacement Parts	1,853	1,572

Inventories, net	$18,134	$16,048

11. Goodwill and Intangible Assets

	March 31, 2008	December 31, 2007	Useful lives
Patented and unpatented technology	$10,671	$10,684	10 years
Amortization	(1,767)	(1,501)
Customer relationships	8,297	8,310	20 years
Amortization	(657)	(554)
Trade names and trademarks	4,672	4,675	25 years
Amortization	(309)	(262)
Customer Backlog	471	473	< 1 year
Amortization	(471)	(473)

Intangible assets	20,907	21,352
Goodwill	14,065	14,065

Goodwill and other intangibles	$34,972	$35,417

Amortization expense for intangible assets was $413 and $516 for the three months ended March 31, 2008 and 2007.

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

The following table summarizes the changes in product warranty liability:

	Three Months Ended
	March 31, 2008	March 31, 2007
Balance January 1,	$950	$822
Accrual for warranties issued during the period	426	266
Warranty Services provided	(448)	(252)
Foreign currency translation	(30)	—

Balance March 31	$898	$836

13. Line of Credit and Debt

Revolving Credit Facility

At March 31, 2008, the Company had drawn $13,369 under a revolving credit facility. The Company is eligible to borrow up to $18,500, with interest at prime rate (prime was 5.25% at March 31, 2008) plus .25%. The maximum amount of outstanding is limited to the sum of 85% of eligible receivable, 75% eligible Canadian accounts and the lesser of 65% of eligible inventory or $8,000 plus $2,000. On April 1, 2008 the $2,000 is reduced to $1,500 and is further reduced by $500 on the first day of each subsequent quarter. At March 31, 2008, the maximum the Company could borrow based on available collateral was capped at $16,588. The credit facility’s original maturity date was January 2, 2005. The maturity date has subsequently been extended and the note is now due on April 1, 2009. The indebtedness is collateralized by substantially all of the Company assets. Additionally, certain shareholders or former shareholders of the Company have personally guaranteed $2,000 of the note. The facility contains customary limitations including, but not limited to, acquisitions, dividends, repurchase of the Company’s stock and capital expenditures. The Agreement also requires the Company to have a minimum Tangible Effective Net Worth, as defined in the agreement.

Revolving Canadian Credit Facility

At March 31, 2008, the Company had drawn $2,512 (US) under a revolving credit agreement with a bank. The Company is eligible to borrow up to $4,500 (US) with interest at the Canadian prime rate (the Canadian prime was 5.25% at March 31, 2008) plus 1.5%. The maximum amount outstanding is limited to the sum of 80% of eligible receivables and the lesser of 50% of eligible inventory or $2,500 (US). At March 31, 2008, the maximum the Company could borrow based on available collateral was capped at approximately $4,400. The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets.

Notes Payable—Bank

At March 31, 2008, the Company has a $42 note payable to a bank. The note dated October 21, 2007 had an original principal amount of $109 and an annual interest rate of 6.25%. Under the terms of the note the company is required to make eight monthly payments of $14 commencing November 13, 2007. The proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums.

At March 31, 2008, the Company has a $318 note payable to a bank. The note dated January 9, 2008 had an original principal amount of $474 and an annual interest rate of 5.99%. Under the terms of the note the company is required to make nine monthly payments of $54 commencing January 30, 2008. The proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums.

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

Note Payable Issued to Acquire Liftking Industries

In connection with the Liftking Industries’ Acquisition, the Company has a note payable to the seller for $2,200 (CDN) or $2,143 (US). The Note shall provide for interest at 1% over the prime rate of interest charged by Comerica Bank for Canadian dollar loans, calculated from the closing date and payable quarterly in arrears commencing April 1, 2007, and for principal payments of two hundred thousand dollars (CDN) quarterly commencing April 1, 2007, with the final installment of principal and interest thereon due December 31, 2011. The note payable is subject to a general security agreement which subordinates the seller’s security interest to the interest of the buyer’s senior secured credit facility, but shall otherwise rank ahead of the seller’s other secured creditors.

Note Payable—Bank

At March 31, 2008, the Company has a $2,198 note payable to a bank. The note payable to the bank was assumed in connection with the QVM acquisition. The note was due on September 10, 2006 .The maturity date has subsequently been extended and the note is now due on April 1, 2009. The note has an interest rate of prime plus 1% until maturity, whether by acceleration or otherwise, or until default, as defined in the agreement, and after that at a default rate of prime plus 4%. Interest is payable the first day of each month. The bank has been granted security interest in substantially all the assets of the Company’s Manitex subsidiary. Until October 18, 2007, the former members of QVM guaranteed the note. On October 18, 2007, the bank released the former members of QVM from their guarantees.

Capital Leases

The Company has a twelve year lease which expires in April 2018 that provides for monthly initial lease payments of $68 for its Georgetown, Texas facility. The lease has been classified as a capital lease under the provisions of FASB Statement No. 13. The Company has also entered into several small equipment leases, with lease terms of three years or less that it has determined are required to be capitalized under the provisions of FASB Statement No. 13. The remaining minimum lease payments for these leases are approximately $25. As of March 31, 2008, the Company had total capital lease obligations of $4,622.

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

The reserve for legal settlements decreased $235 from $370 at December 31, 2007 to $135 at March 31, 2008. The change in the reserve is principally the result of making two settlement payments which totaled $227 during the three months ended March 31, 2008. At December 31, 2007, reserves to settle these two cases had been established for $227, as such there was no impact on earnings for the three months ended March 31, 2008 related to these two settlement payments. Except as noted above, there has been no material changes in amounts accrued for legal settlements.

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

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

	Three months ended March 31, 2008	Three months ended March 31, 2007
Rent paid -Georgetown Facility 1	$205	$201
Rent paid -Woodbridge Facility 2	$116	96
Rent paid -Bridgeview Facility 3	$13	—

Sales to:
Crane & Machinery, Inc	$2	$—
BGI USA, Inc.	1	1
Schaeff Lift Truck, Inc.	155	60
SL Industries, LTD.	1	—
Liftmaster	19	79

Total Sales	$178	$140

Purchases from:
BGI USA, Inc	$212	$114
Crane & Machinery, Inc	—	—
Schaeff Lift Truck, Inc.	—	530
SL Industries, LTD.	134	514
Liftmaster	171	16

Total Purchases	$517	$1,174

Miscellaneous Transactions:
Professional services provided by Schaeff Lift Truck (Outsourced staffing)	$28	$—

1	The Company leases its 188,000 sq. ft. Georgetown, Texas manufacturing facility from an entity owned by one of the Company’s former significant shareholders. Pursuant to the terms of the lease, the Company makes monthly lease payment of $68. The Company is also responsible for all the associated operating expenses including, insurance, property taxes and repairs. Under the lease, which expires April 30, 2018, monthly rent is adjusted annually by the lesser of increase in the Consumer Price Index or 2%.
2	The Company leases its 85,000 sq. ft. Woodbridge facility from an entity owned by a stockholder of the Company and relative of Manitex Liftking ULC’s, president and CEO. Pursuant to the terms of the lease, the Company makes monthly lease payments of $38. The Company is also responsible for all the associated operations expenses, including insurance, property taxes, and repairs. The lease will expire on May 31, 2009.
3	The Company leases 11,750 sq. ft of office and warehouse space in GT Distribution Chicago facility for approximately $4 per month. The lease will expire on May 31, 2010.

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

The receivable from GT Distribution was reduced from $4,722 to $4,144 during the quarter ended March 31, 2007, a decrease of $578. During the quarter ended March 31, 2007, GT Distribution sold inventory to the Company. During the first quarter of 2007, it was agreed that the payable for certain inventory totaling $462 sold to the Company in the first quarter of 2007 and which is still inventory at March 31, 2007 would be offset against the receivable the Company has from GT Distribution. Additionally, a payable in the amount of $116 that the Company had to GT Distribution was offset against the receivable the Company had from GT Distribution. The Statement of Cash Flow for March 31, 2007 excludes the $578 decrease in the related party receivable, the $462 increase in inventory and the $116 decrease in accounts payable as these items are non-cash transactions.

As of March 31, 2008, the Company had $458 outstanding Accounts Receivable from GT and $196 outstanding Accounts Payable due to GT.

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

The Company has a note payable to the former owners of Liftking Industries, Inc. for $2,143 (US) issued in connection with the acquisition of Liftking Industries ULC. It was determined subsequent to the acquisition, that the note would be a related party transaction since Manitex Liftking’s President & CEO is a relative of the primary holder of the note.

Subsequent Related Party Transaction

On May 2, 2008, Veri-Tek International, Corp. (the “Company”) entered into an Exchange Agreement (the “Exchange Agreement”) with Michael Azar, David Langevin, Robert Skandalaris, Lubomir Litchev, Patrick Flynn, and Michael Hull (the “Holders”), and Michael Azar, as the “Holders’ Representative.” The Exchange Agreement was entered into in connection with a Non-Negotiable Subordinated Promissory Note (the “Note”), dated July 3, 2006, which was entered into in connection with the Company’s acquisition of the membership interests of Quantum Value Management, LLC, and pursuant to which the Company was to pay to the Holders’ Representative as escrow agent for, and for distribution to, the Holders an amount equal to $1,072 plus interest. As of the date of the Exchange Agreement, the principal amount outstanding under the Note was $1,072 and the total amount of accrued and unpaid interest was $5. Under the Exchange Agreement, the Company agreed (i) to pay to each Holder the percentage of the total accrued and unpaid interest due to such Holder and (ii) to issue to each Holder, in exchange for the principal amount outstanding under the Note, a certain number of shares of the Company’s common stock. The aggregate amount of cash paid to the Holders as accrued and unpaid interest was $5 and the aggregate number of shares of the Company’s common stock issued in exchange for the principal amount outstanding under the Note was 211,074 shares. In exchange for these amounts, the Holders’ Representative agreed to return the Note to the Company for cancellation. The terms of the Exchange Agreement also provide the Holders with “piggy-back” registration rights for the shares issued to them pursuant to the Exchange Agreement.

David Langevin is currently the Company’s Chairman and Chief Executive Officer. Due to the related-party aspect of this transaction, the Exchange Agreement and the transactions contemplated by the Exchange Agreement were approved by the Audit Committee of the Company’s Board of Directors.

16. Income Taxes

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes it will make a cumulative adjustment. The 2008 annual effective tax rate is estimated to be approximately 8.1% (which includes U.S., state and local and foreign taxes) based upon the Company’s anticipated earnings both in the U.S. and in foreign jurisdictions.

For the three months ended March 31, 2008, the Company recorded an income tax benefit of $478 which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes offset by a discrete item related to the recognition of a deferred tax asset for the Texas Temporary Margin Tax Credit as a result of a resolution of an income tax examination. For the three months ended March 31, 2007, the Company recorded a tax provision of $19 which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes.

The Company adopted FIN 48 effective January 1, 2007 and had no material unrecognized tax benefits as of the adoption date. The Company’s total unrecognized tax benefits as of March 31, 2008 were approximately $200 which, if recognized, would affect the Company’s effective tax rate. As of March 31, 2008, the Company had accrued immaterial amounts for the potential payment of interest and penalties.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements relating to future events and the future performance of the Company within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes” or similar language. Our actual results may differ materially from information contained in these forward looking-statements for many reasons, including those described below and in our 2007 Annual Report on Form 10-K in the section entitled “Item 1A. Risk Factors,”

(1)	difficulties in implementing new systems, integrating acquired businesses, managing anticipated growth, and responding to technological change;

(2)	our ability to negotiate extensions of our current credit agreements and to obtain additional debt or equity financing when needed;

(3)	the cyclical nature of the markets we operate in;

(4)	increases in interest rates;

(5)	government spending, fluctuations in the construction industry, and capital expenditures in the oil and gas industry;

(6)	the performance of our competitors;

(7)	shortages in supplies and raw materials;

(8)	our level of indebtedness and ability to meet financial covenants required by our debt agreements;

(9)	product liability claims, intellectual property claims, and other liabilities;

(10)	the volatility of our stock price;

(11)	the willingness of our stockholders and directors to approve mergers, acquisitions, and other business transactions; and

(12)	currency transaction (foreign exchange) risk and the risks related to forward currency contracts.

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

Discontinued Operations

Historically, the Company also designed, developed, and built specialty testing and assembly equipment for the automotive and heavy equipment industries that identifies defects through the use of signature analysis and in-process verification. Against the background of the operating losses generated in recent history by this segment, the Company conducted a strategic review of these operations. On March 29, 2007, our Board of Directors approved a plan to sell our Testing & Assembly Equipment segment’s operating assets, which were based in Wixom, Michigan, including its inventory, machinery, equipments and patents. As a result, our Testing & Assembly Equipment segment has been accounted for as a discontinued operation starting with the first quarter of 2007 until its disposition.

On August 1, 2007, the assets used in connection with the Company’s diesel engine testing equipment were sold to EuroMaint Industry, Inc., a Delaware corporation (“EuroMaint”). Under the terms of the Asset Purchase Agreement, the Company received $1.1 million plus EuroMaint assumed certain of the Company’s liabilities. As of August 31, 2007, all operations of the former Testing and Assembly Equipment segment had ceased. As a result of discontinuing our former Testing and Assembly Equipment segment, the Company again operates in only a single business segment, Lifting Equipment.

Summary of Recent Acquisitions

Effective July 3, 2006, the Company completed the purchase of Manitex, Inc. (“Manitex”) via an acquisition of all of the membership interests in Quantum Value Management, LLC (an entity owned by certain stockholders of the Company). On November 30, 2006, the Company, through its wholly owned subsidiary, Manitex Liftking, ULC, an Alberta unlimited liability corporation (“Manitex Liftking”), completed the acquisition (the “Liftking Acquisition”) of all of the operating assets of Liftking Industries, Inc., an Ontario, Canada corporation (“Liftking”). As the result of these two acquisitions, the Company is a leading provider of engineered lifting solutions including boom truck cranes, rough terrain forklifts and special mission oriented vehicles. Through the Company’s Manitex subsidiary, it markets a comprehensive line of boom trucks and sign cranes. The Company’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including roads, bridges and commercial construction. Through the Company’s Manitex Liftking subsidiary, it sells a complete line of rough terrain forklifts and special mission oriented vehicles, as well as other specialized carriers, heavy material handling transporters and steel mill equipment. Manitex Liftking’s rough terrain forklifts are used in both commercial and military applications. On July 31, 2007, the Company completed the purchase of all the Noble Forklift Product Line assets (the “Product Line”) from GT Distribution, LLC (“GT Distribution”), a related party. The Noble product line, which is comprised of four rough terrain forklifts in several configurations, is being produced in our two current production facilities located in Woodbridge, Ontario and Georgetown, Texas. See Note 4 to the Company’s consolidated financial statement for further details regarding the Noble Product Line acquisition.

The financial results for these acquisitions are included in the accompanying consolidated statement of operations from the date of the respective acquisition.

Factors Affecting Revenues and Gross Profit

The Company derives most of its revenue from purchase orders from dealers and distributors. The demand for the Company’s products depends upon the general economic conditions of the markets in which the Company competes. The Company’s sales depend in part upon its customers’ replacement or repair cycles. Adverse economic conditions, including a decrease in commodity prices, may cause customers to forego or postpone new purchases in favor of repairing existing machinery. Additionally, our Manitex Liftking subsidiary revenues are impacted by the timing of orders received for military forklifts and residential housing starts.

Gross profit varies from period to period. Factors that affect gross profit include product mix, production levels and cost of raw materials. Margins tend to increase when production is skewed towards larger capacity cranes, special mission oriented vehicles, specialized carriers and heavy material transporters.

Results of Operations

The following discussion considers:

•	Net income for the three month periods ended March 31, 2008 and 2007.

•	Results of the continuing operations for the three month periods ended March 31, 2008 and 2007.

•	Results of the discontinued operations for the three month periods ended March 31, 2008 and 2007.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net Income (loss) for the three month periods ended March 31, 2008 and 2007

The net income of $0.7 million reported for the three month period ended March 31, 2008 consists of net income from continuing operations of $0.5 million and income from discontinued operations of $0.2 million. The Company reported a net loss of $(1.0) million for the three months ended March 31, 2007, consisting of a net income from continuing operations of $0.1 million and a loss from discontinued operations of $(0.7) million and an expected loss on sale of discontinued operations of $(0.4) million.

Results of the continuing operations for the three month periods ended March 31, 2008 and 2007

For the three months ended March 31, 2008, net income from continuing operations was $0.5 million, which consists of revenue of $23.5 million, cost of sales of $19.3 million, research and development costs of $0.2 million, SG&A costs excluding corporate expenses of $2.6 million, Corporate SG&A expenses of $0.9 million, net interest expense of $0.5 million and income tax benefit of $(0.5) million.

For the three months ended March 31, 2007, net income from continuing operations was $0.1 million, which consists of revenue of $23.1 million, cost of sales of $18.9 million, research and development costs of $0.1 million, SG&A costs excluding corporate expenses of $2.3 million, Corporate SG&A expenses of $0.8 million, net interest expense of $0.9 million and other income of $0.1 million.

Net Revenues and Gross Profit – For the three months ended March 31, 2008, net revenues and gross profit were $23.5 million and $4.3 million, respectively. Gross profit as a percent of sales was 18.1% for the three months ended March 31, 2008. For the three months ended March 31, 2007 net sales and gross profit were $23.1 million and $4.2 million, respectively. Gross profit as a percent of sales was 18.2% for the three months ended March 31, 2007.

Net revenues increased $0.4 million to $23.5 million for the three months ended March 31, 2008 from $23.1 million for the comparable three month period in 2007. The net increase in revenues is the result of an increase in crane product line sales of $0.6 million offset by decrease in forklift product line/specialized carrier sales of $(0.2). The increase in crane product line revenue is net of $(0.3) decrease in low margin chassis sales. Chassis sales decreased as a greater number of customers elected to supply their own chassis instead of having the Company purchase one for them. The decrease in forklift /specialized carrier sales is attributed to a decrease in both commercial and military forklift sales. The decrease in commercial forklifts is in part the result of a decrease in economic activity, which was partially offset by the introduction of Noble rough terrain forklift product line. The decrease in military sales is attributable to timing of orders, which have historically fluctuated from period to period.

Our gross profit as a percent of net sales decreased slightly, declining 0.1% to 18.1% for the three months ended March 31, 2008 from 18.2% for the comparable 2007 period. An improvement in crane product line margins as a percent of net revenues was offset by a decrease in margins as a percent of net revenues for the forklift/specialized carrier product line. The increase in crane product line margins is attributable to several factors including the increase in sales of cranes with higher lifting capacity (which have higher gross margin), the benefit of an increase in sourcing materials from lower cost countries, a price increase that was instituted mid year 2007, and improved production efficiencies, partially offset by price increases on certain materials. The forklift/specialized carrier product line margin as percent of net revenue decreased due to a change in product mix and the negative impact of a stronger Canadian dollar had on our margins. Higher margin military and commercial forklift sales decreased and were partially replaced by Noble rough terrain forklift sales. Noble product line margins are currently below our typical margin levels, due to inefficiencies experienced in incorporating this new line and because these sales do not reflect the Company’s recently announced price increase.

Selling, general and administrative expense – Selling, general and administrative expense for the three months ended March 31, 2008 was $3.5 million compared to $3.1 million for the comparable period in 2007. Selling, general and administrative expense for the three months ended March 31, 2008 are comprised of corporate expense of $0.9 million and $2.6 million related to operating companies. Selling, general and administrative expense for the three months ended March 31, 2007 are comprised of corporate expense of $0.8 million and $2.3 million related to operating companies.

Selling, general and administrative expense, excluding corporate expenses, increased $0.3 million to $2.6 million for the three months ended March 31, 2008 from $2.3 million for the comparable three month period in 2007. The increase is principally related to costs associated with participating in the Con Expo trade show in March 2008. The Con Expo show, which is held every three years, was held in Las Vegas from March 11 to March 15, 2008. This show is an international gathering place for the construction industries. It is estimated that 125,000 professionals from around the world attended the show.

Corporate expenses increased $0.1 million to $0.9 million for the three months ended March 31, 2008 from the $0.8 million for the comparable 2007 three month period. The net increase in corporate expense is attributable to modest increases and decreases in a number of line items. Line items that reflect increases include recruiting expense, and public relation costs. The recruiting expense was incurred in conjunction with hiring a Director of Internal Audit. The increase in public relations cost is the result of engaging public relations firm in the second quarter of 2007.

Operating income – Operating income from continuing operations of $0.6 million for the three months ended March 31, 2008 was equivalent to 2.5% of net revenues compared to an operating income of $0.9 million for the three months ended March 31, 2007 or 4.1% of net revenues. The decrease in operating income as percent of sales is due to a slight decrease in the gross margin percent (0.1%) and an increase in both research and selling, general & administrative expenses.

Interest expense – Interest expense was $0.5 million and $0.9 million for the three months ended March 31, 2008 and 2007, respectively. The decrease in interest is due to a decrease in outstanding debt and lower interest rates. Total debt outstanding decreased $13.7 million to $26.3 million at March 31, 2008 from $40.0 million at March 31, 2007. As indicated the Company also benefited from lower interest rates as a significant portion of our debt is indexed to the prime rate. The prime rate decreased from 8.25% at March 31, 2007 to 5.25% at March 31, 2008. Due to the improved financial strength of the Company our bank has agreed to further lower the interest rate on domestic line of credit from prime plus 0.75% to prime plus 0.25%.

Foreign currency transaction loss – The Company purchases forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds. In accordance with FAS No. 52, the Company records at the balance sheet date the forward currency exchange contracts at their market value with any associated gain or loss being recorded in current earnings as a currency gain or loss.

Canadian exchange rates during the three months ended March 31, 2008 have been relatively volatile. Currency exchange gains and loss tend to increase in periods when currency exchange rates are volatile. The Company had a net exchange loss for the three months ended March 31, 2008 of $9 thousand, as the Company was successful in nearly eliminating currency risk for the three months ended March 31, 2008 through the purchase of forward currency exchange contracts.

Income tax (benefit) – The income tax benefit for the three months ended March 31, 2008 was $(0.5) million. The income tax expense for three months ended March 31, 2007 was $0.02 million. The 2008 effective tax rate differs from the federal statutory rate due to the current utilization of prior year losses for which no benefit was previously received and a tax benefit related to a discrete item for the recognition of a deferred tax asset for the Texas Temporary Margin Tax Credit as a result of a resolution of an income tax examination

Net income from continuing operations – Net income from continuing operations for the three months ended March 31, 2008 was $0.5 million. This compares with a net income from continuing operations for the three months ended March 31, 2007 of $0.1 million. The net income improvement is related to the income tax benefit recorded in the quarter ended March 31, 2008.

Discontinued operations of the Testing and Assembly Equipment segment for the three month periods ended March 31, 2008 and 2007

For the three months ended March 31, 2008, discontinued operations reported net income of $0.2 million as compared to a loss of $(0.7) million for the three months ended March 31, 2007. Discontinued operations had income for the three months ended March 31, 2008 resulting from the reversal of a $0.1 million warranty reserve as it was determined that it was not needed and a $0.1 million payment received related to the settlement of a contract dispute.

The net loss from discontinued operations of $(0.7) million for the three months ended March 31, 2007 million is comprised costs of sales of $0.9 million, operating expenses of $0.4 million offset by revenue of $0.6 million. Additionally, for the three months ended March 31, 2007 a reserve of $0.4 million was established for the estimated loss on sale or closure of the Testing and Assembly Equipment segment. The reserve was establish to cover estimated employee termination costs of $0.2 million and an estimated provision of $0.2 million to cover contract terminations.

Liquidity and Capital Resources

Cash and cash equivalents were $0.3 million at March 31, 2008 compared to $0.4 million at December 31, 2007. As of March 31, 2008, the Company had approximately $3.2 million available to borrow under its credit facility with Comerica Bank. The interest rate on this facility was equal to prime plus .25% (prime was 5.25% at March 31, 2008). The Company’s revolving credit agreement contains customary limitations, including limitations on acquisitions, dividends, repurchases of the Company’s stock and capital expenditures. It also requires the Company to have on the last date of the quarter a minimum “Tangible Effective Net Worth”, which is defined in the agreement as equity plus subordinated debt minus intangible assets and related party receivables. See Note 13 to our consolidated financial statements for a more detailed on the terms and conditions of our credit facilities. This credit facility matures on April 1, 2009. The Company is, however, currently working with the bank and expects to extend the maturity date of this credit facility.

Additionally, the Company’s Manitex Liftking subsidiary has a credit facility which allows for borrowings of up to $4.5 (US) million as of March 31, 2008. At March 31, 2008, the Company had approximately CDN $1.9 million available to borrow under this Canadian facility. This facility bears interest at Canadian prime rate plus 1.5% (Canadian prime was 5.25% at March 31, 2008). The maximum amount outstanding is limited to the sum of 80% of eligible receivables and the lesser of 50% of eligible inventory or CDN $2,500. The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets. This credit facility matures on April 1, 2009. The Company is, however, currently working with the bank and expects to extend the maturity date of this credit facility.

In connection with the Company’s acquisition of Manitex it issued a note to the former members of QVM for approximately $1.1 million. The note bears interest at the prime rate announced by Comerica Bank at its Detroit office on the last business day immediately preceding the applicable interest payment date. Interest is payable on the first day of each calendar quarter, commencing on September 1, 2007. The note matures on the earlier of (1) July 2, 2009, (2) a change in control as defined in the note, or (3) the Company’s receipt of cash proceeds of at least $25.0 million from the sale of its common stock or securities convertible or exchange for its common stock.

In connection with the Company’s acquisition of Liftking Industries’, the Company issued a note payable to the seller for CDN $3.2 million, or approximately USD $3.2 million. The note bears interest at the prime rate of interest charged by Comerica Bank for Canadian dollar loans plus 1%. The note requires quarterly principal payments of CDN $0.2 million plus interest commencing on April 1, 2008. The note payable is subject to a general security agreement which subordinates the seller’s security interest to the interest of the Company’s senior secured credit facility, but shall otherwise rank ahead of the seller’s other secured creditors. The note has remaining unpaid balance as of March 31, 2008 of CDN $2.2 million or approximately US $2.1 million.

At March 31, 2008, the Company had a $2.2 million note payable to Comerica Bank. This note was assumed by the Company in connection with its acquisition of Manitex. This note bears interest at the rate of prime plus 1% and matures on April 1, 2009. Interest is payable the first day of each month. The loan is secured by substantially all the assets of the Company’s Manitex subsidiary. The former members of QVM guaranteed the note until October 18, 2007 when the bank released the former members of QVM from their guarantees.

At March 31, 2008, the Company has two notes payable to a bank with a total remaining principal balance of $0.4 million. The notes have fixed interest rates of 6.25% and 5.99%. The first note requires monthly payment of $14 thousand and will be paid in full by June 2008. The second note requires monthly interest payment of $54 thousand and will be paid off by September 2008. The proceeds from the notes were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums.

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

2008

Operating activities consumed cash of $1.7 million for the three months ended March 31, 2008. Net income of $0.7 million and non-cash items that totaled $0.1 million were offset by changes in assets and liabilities, which consumed $2.4 million. The principal non-cash items are depreciation and amortization of $0.5 million and stock based deferred compensation of $0.1 million which is offset by $0.5 increase in a deferred tax asset. An increase in accounts receivable of $0.3 million, an increase in inventory of $2.3 million, an increase in prepaid expenses of $0.2 million and a decrease in accruals of $0.8 million in total consumed $3.6 million of cash. Other changes, principally an increase in accounts payable of $1.0 million generated cash of $1.2 million.

The increase in inventory is principally split between an increase in raw materials and an increase in work in process and finished goods. Certain raw materials have long lead time. Raw material increased as delivery dates on certain customer orders were delayed and materials for these orders were already in house. The Company is currently building a specialized piece of equipment with a long lead time. As a result, work in process has increase significantly, which is a significant factor in the total increase in work in process and finished goods. The decrease in accrued expenses is related to decrease in accrued bonuses and accrued product liability. Certain bonuses accrued at December 31, 2007 were paid during the first quarter. The decrease in accrued product liability is principally the result of making settlement payments against amounts which were also accrued at December 31. 2007. The increase in accounts payable is related to the increase in raw material inventory purchases.

Cash flows related to investing activities were not significant for the three months ended March 31, 2008.

Financing activities generated $1.4 million in cash for the three months ended March 31, 2008. An increase of $1.8 million in borrowings under the Company’s credit facilities was a source of cash. The increase borrowings were offset by note payments and a reduction of capital lease obligations that totaled $0.4 million.

2007

Operating activities consumed cash of $3.1 million for the quarter ended March 31, 2007. A net loss of $1.0 million and a change in assets and liabilities, which consumed $2.9 million, was partially offset by non-cash items that totaled $0.8 million. An increase of $1.3 million in inventory, a decrease of $1.5 million in accounts payable was offset by a change in assets and liabilities of discontinued operations that generated $0.4 million. Inventory increased in anticipation of increased sales. The change in assets and liabilities of discontinued operations is primarily accounted for by a $0.4 million increase in an accrual established in the quarter for costs related to sales of the discontinued operation. Non-cash items are principally comprised of $0.6 million of amortization and depreciation and a $0.3 million increase in inventory reserves.

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

Critical Accounting Policies

See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for a discussion of the Company’s other critical accounting policies.

Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value, and expands the related disclosure requirements. On January 1, 2008, SFAS 157 was adopted by the Company. The adoption of the Statement did not have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). This statement requires balance sheet recognition of the over funded or under funded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Non-Shareowners’ Changes in Equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. On January 1, 2007, the Company adopted SFAS No. 158, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The adoption of the Statement did not have a material impact on its financial position, results of operations or cash flows.

The FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (“SFAS No. 159”) in February 2007. SFAS No. 159 permits a company to choose to measure many financial instruments and other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing a company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. A company shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. On January 1, 2008, the Company adopted SFAS No. 158. The adoption of the Statement did not have a material impact on its financial position, results of operations or cash flows.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 requires companies to recognize a realized income tax benefit associated with dividends or dividend equivalents paid on nonvested equity-classified employee share-based payment awards that are charged to retained earnings as an increase to additional paid-in capital. EITF 06-11 was adopted on January 1, 2008. The adoption of EITF 06-11 did not have a material impact on our Condensed Consolidated Financial Statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“Statement No. 160”). Statement No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Statement No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. We are currently assessing the impact SFAS No. 160 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R continues to require the purchase method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect SFAS 141R will have an impact on our accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in the future.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS No. 161 will be effective for fiscal years that begin after November 15, 2008. We are in the process of evaluating the new disclosure requirements under SFAS 161.

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

Interest Rates — The Company is exposed to market risks relating to changes in interest rates. The Company’s credit facility allows for borrowings based on the prime rate, the Eurodollar rate or a base rate. The interest rate incurred by the Company is based on these rates plus a premium. If these rates rise, the Company’s interest expense will increase accordingly.

Interest Rate Changes — The Company’s debt agreements allow for borrowings based on the Prime rate, Eurodollar rate or a base rate. The interest rate incurred by the Company is based on these rates plus a premium. If these rates rise, the Company’s interest expense will increase accordingly. The effect of a 10% interest rate increase on all outstanding debt for Veri-Tek would have been an increase in annual interest expense of approximately $125.

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

At March 31, 2008, the Company had entered into a series of forward currency exchange contracts. The contracts obligate the Company to purchase approximately CND $4.7 million in total. The contracts which are in various amounts mature between April 15, 2008 and December 31, 2009. Under the contract, the Company will purchase Canadian dollars at exchange rates between ..9558 and 1.011. The Canadian to US dollar exchange rates was .9742 at March 31, 2008. The Company purchases forward contracts in relationship so that gains and losses on its forward contracts offsets exchange gains and losses on its on the assets and liabilities denominated in other than the reporting units’ functional currency. Forward exchange currency exchange contracts, if not offset by existing foreign currency positions, will result in the recognition of gains and loss which are not offset.

At March 31, 2008, the forward contracts held by the Company had market value of approximately $(26). Fair value of the forward currency contracts are determined on the last day of each reporting period using quoted prices in active markets, which are supplied to the Company by the foreign currency trading operation of its bank. During the three months ended March 31, 2008, the Company has recorded realized gains of approximately $25 and unrealized losses of approximately $185 related to forward currency contracts. Both realized and unrealized gains and losses related to forward currency contracts are included in current earnings and are reflected in the Statement of Operations in the other income expense section on the line tiled foreign currency transaction losses. The net loss of $(160) related the forward currency contracts purchased by the Company is substantially offset by transaction currency gains of $151. The net foreign currency loss for the months ended March 31, 2008 is $(9).

The Company had foreign currency transaction losses of $(33) for the three months ended March 31, 2007. The Company did not hold any foreign currency forward contract during the months ended March 31, 2007 and such had no gains or loss related to forward foreign currency contracts.

Item 4—Controls and Procedures

Disclosure Controls and Procedures

The Company under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.

In its Annual Report on Form 10-K, the Company reported that a significant deficiency with respect to its internal control over financial reporting existed as of December 31, 2007 because it has limited finance and accounting personnel to prepare and review financial statements and its preparation of consolidated financial statements is completed without the aid of consolidation software. Since December 31, 2007, the Company has purchased consolidation software and is in the process of installing it. Additionally, the Company has hired a Director of Internal Audit. Nevertheless, the Company has concluded that the significant deficiencies described above still exist as of March 31, 2008.

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

Notwithstanding the significant deficiency, based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

Except as described above, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds.

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

May 13, 2008	By:	/s/ David J. Langevin
David J. Langevin
Chairman and Chief Executive Officer (Principal Executive Officer)

May 13, 2008	By:	/s/ David H. Gransee
David H. Gransee
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)