Form 10-Q
period 2008-06-30
Manitex International, Inc.
filed 2008-08-07
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-32401

MANITEX INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Michigan	42-1628978
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7402 W. 100th Place, Bridgeview, Illinois 60455

(Address of Principal Executive Offices)

(Zip Code)

(708) 430-7500

(Registrant’s Telephone Number, Including Area Code)

Veri-tek International, Corp.

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

The number of shares of the registrant’s common stock, no par value, outstanding as of August 4, 2008 was 10,021,569.

MANITEX INTERNATIONAL, INC.

FORM 10-Q INDEX

PART 1 – FINANCIAL INFORMATION

Item  1— Financial Statements

Manitex International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet

(In thousands, except for per share amounts)

	June 30, 2008	December 31, 2007
	Unaudited
ASSETS
Current assets
Cash	$998	$569
Trade receivables (net)	17,299	16,548
Other receivables	186	226
Inventory (net)	19,585	16,048
Deferred tax asset	715	715
Prepaid expense and other	1,080	762
Current assets of discontinued operations	40	172

Total current assets	39,903	35,040

Total fixed assets (net)	5,719	5,778
Intangible assets (net)	20,494	21,352
Deferred tax asset	4,451	3,940
Goodwill	14,177	14,065

Total assets	$84,744	$80,175

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$1,385	$807
Notes payable—short term	160	82
Current portion of capital lease obligations	254	281
Accounts payable	12,919	9,543
Accrued expenses	2,742	4,408
Other current liabilities	626	486
Current liabilities of discontinued operations	15	265

Total current liabilities	18,101	15,872

Long-term liabilities
Line of credit	16,450	14,191
Deferred tax liability	4,655	4,655
Notes payable	2,906	5,211
Capital lease obligations	4,292	4,422
Deferred gain on sale of building	3,739	3,930
Other long-term liabilities	234	184

Total long-term liabilities	32,276	32,593

Total liabilities	50,377	48,465

Commitments and contingencies
Minority interest	1,024	1,024
Shareholders’ equity
Common Stock—no par value, Authorized, 20,000,000 shares authorized
Issued and outstanding, 10,021,569 and 9,809,340 June 30, 2008 and December 31, 2007, respectively	42,993	41,915
Warrants	1,788	1,788
Paid in capital	190	72
Accumulated deficit	(12,488)	(14,094)
Accumulated other comprehensive income	860	1,026

	June 30, 2008	December 31, 2007
Sub-total	33,343	30,707
Less: Unearned stock based compensation	—	(21)

Total shareholders’ equity	33,343	30,686

Total liabilities and shareholders’ equity	$84,744	$80,175

The accompanying notes are an integral part of these financial statements

Manitex International, Inc. and Subsidiaries

Consolidated Statement of Operations

(In thousands, except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	Unaudited	Unaudited	Unaudited	Unaudited
Net revenues	$26,460	$29,951	$50,007	$53,089
Cost of Sales	22,009	24,137	41,284	43,071

Gross profit	4,451	5,814	8,723	10,018
Operating expenses
Research and development costs	237	228	457	375
Selling, general and administrative expenses, including corporate expenses of $790 and $1,116 for the three months and $1,694 and $1,936 for the six months ended June 30, 2008 and 2007, respectively	3,010	3,508	6,478	6,618

Total operating expenses	3,247	3,736	6,935	6,993

Operating income from continuing operations	1,204	2,078	1,788	3,025
Other income (expense)
Interest income	—	1	—	6
Interest expense	(450)	(981)	(992)	(1,905)
Foreign currency transaction losses	(3)	(457)	(12)	(490)
Other income	52	53	52	146

Total other income (expense)	(401)	(1,384)	(952)	(2,243)

Income from continuing operations before income taxes	803	694	836	782
Income tax (benefit)	82	195	(396)	214

Net income from continuing operations	721	499	1,232	568
Discontinued operations
Income (loss) from operations of the discontinued Testing and Assembly Equipment segment, net of income taxes (benefit) of $1 and $(0) for the three months and $11 and $(0) for the six months ended June 30, 2008 and 2007, respectively	10	(234)	188	(966)
Gain (loss) on sale or closure of discontinued operations net of income tax (benefits), net of income taxes of $14 for three and six months ended June 30, 2008 and $0 for the three and six months ended June 30, 2007	186	76	186	(290)

Net income (loss)	$917	$341	$1,606	$(688)

Basic
Earnings from continuing operations	$0.07	$0.06	$0.13	$0.07
Earnings (loss) from discontinued operations	$—	$(0.03)	$0.02	$(0.12)
Gain (loss) on sale or closure of discontinued operations net of income tax	$0.02	$0.01	$0.02	$(0.04)

Net earning (loss) per share	$0.09	$0.04	$0.16	$(0.09)
Diluted
Earnings from continuing operations	$0.07	$0.06	$0.12	$0.07
Earnings (loss) from discontinued operations	$—	$(0.03)	$0.02	$(0.11)
Gain (loss) on sale or closure of discontinued operations net of income tax	$0.02	$0.01	$0.02	$(0.03)

Net earnings (loss) per share	$0.09	$0.04	$0.16	$(0.08)
Weighted average common share outstanding
Basic	9,853,423	7,903,391	9,831,382	7,881,753
Diluted	10,349,356	8,636,771	10,302,580	8,551,893

The accompanying notes are an integral part of these financial statements.

Manitex International, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2008	2007
	Unaudited	Unaudited
Cash flows from operating activities:
Net income (loss)	$1,606	$(688)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	968	1,109
Decrease in allowances for doubtful accounts	(5)	(66)
Gain on disposal of assets	(42)	(10)
Deferred income taxes	(511)	—
Inventory reserves	14	486
Stock based deferred compensation	145	2
Reserve for uncertain tax positions	50	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(865)	(3,432)
(Increase) decrease in inventory	(3,834)	1,473
(Increase) decrease in prepaid expenses	(333)	(114)
Increase (decrease) in accounts payable	3,265	(1,699)
Increase (decrease) in accrued expense	(1,456)	594
Increase (decrease) in other current liabilities	152	(233)
Discontinued operations - cash provided by (used) for operating activities	(118)	176

Net cash used for operating activities	(964)	(2,402)

Cash flows from investing activities:
Purchase of capital equipment	(281)	(19)
Proceeds from the sale of equipment	50	16
Discontinued operations - cash used by investing activities	—	(15)

Net cash used for investing activities	(231)	(18)

Cash flows from financing activities:
Borrowing on revolving credit facility	2,317	2,311
Payments on capital lease obligations	(157)	(178)
Note payments	(577)	(935)
Proceeds on the exercise of warrants	—	822

Net cash provided by financing activities	1,583	2,020

Effect of exchange rate change on cash	41	24
Net decrease in cash and cash equivalents	388	(400)
Cash and cash equivalents at the beginning of the year	569	615

Cash and cash equivalents at end of period	$998	$239

The accompanying notes are an integral part of these financial statements.

Manitex International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(in thousands, except per share data)

Note 1. Nature of Operations

On May 27, 2008, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Michigan Department of Labor & Economic Growth. The Certificate of Amendment was filed to change the name of the Company to Manitex International, Inc. (the “Company”) from Veri-Tek International, Corp. This name change was effective as of May 28, 2008. The Manitex International name was chosen in order to provide a clearer corporate identity to our customers and to the specialized lifting equipment industry by renaming the company after our largest and most well known material handling product line brand.

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

Historically, the Company also designed, developed, and built specialty testing and assembly equipment for the automotive and heavy equipment industries that identifies defects through the use of signature analysis and in-process verification. Against the background of the operating losses generated in recent history by the Testing & Assembly Equipment segment operations based at Wixom, Michigan, the Company conducted a strategic review of these operations. On March 29, 2007, our Board of Directors approved a plan to sell our Testing & Assembly Equipment segment’s operating assets including its inventory, machinery, equipments and patents. As a result, our Testing & Assembly Equipment segment has been accounted for as a discontinued operation starting with the first quarter of 2007. On August 1, 2007, the assets used in connection with the Company’s diesel engine testing equipment were sold to EuroMaint Industry, Inc., a Delaware corporation (“EuroMaint”). As of August 31, 2007, all operations of the former Testing and Assembly Equipment segment had ceased. (See Note 5)

As result of discontinuing our former Testing and Assembly Equipment segment, the Company again operates in only a single business segment, Lifting Equipment. Accordingly, our financial statements no longer include segment information. The Company’s consolidated financial statements reflect the Testing and Assembly Equipment segment as a discontinued operation.

2. Basis of Presentation

The condensed consolidated financial statements, included herein, have been prepared by the Company without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company’s financial position as of June 30, 2008, and results of its operations and cash flows for the periods presented. The consolidated balances as of December 31, 2007 were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2007. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the year.

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

Discontinued Operations — The consolidated financial statements present the Testing and Assembly Equipment Segment as a discontinued operation in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. (See Note 5)

Impairment of Long Lived Assets — In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets, including property and equipment, and other identifiable intangibles for impairment annually in the fourth quarter of the year or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. The Company has recorded no losses on impairment of long-lived assets during the six months ended June 30, 2008 or twelve months ended December 31, 2007.

Goodwill and Other Intangibles — As required by SFAS No. 142, “Goodwill and Other Intangibles,” the Company evaluates goodwill for impairment annually in the fourth quarter of the year or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company evaluates goodwill for impairment using the required business valuation method, which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer. The Company has recorded no losses on impairment of goodwill during the six months ended June 30, 2008 and 2007.

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

Comprehensive Income — Statement of Financial Accounting Standard (“SFAS”) No. 130 “Reporting Comprehensive Income” requires reporting and displaying comprehensive income and its components. Comprehensive income includes, in addition to net earnings, other items that are reported as direct adjustments to stockholder’s equity. Currently, the only comprehensive income adjustment required for the Company is a foreign currency translation adjustment, the result of consolidating its foreign subsidiary. Comprehensive income from continuing operations was $768 and $1,028 for the three months and $1,066 and $1,147 for the six months ended June 30, 2008 and 2007, respectively.

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

Forward Currency Exchange Contracts — Beginning in September 2007, the Company entered into forward currency exchange contracts in relationship such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. In accordance with FAS No. 52, the Company records at the balance sheet date the forward currency exchange contracts at its market value with any associated gain or loss being recorded in current earnings. Both realized and unrealized gains and losses related to forward currency contracts are included in current earnings and are reflected in the Statement of Operations in the other income expense section on the line titled foreign currency transaction losses. The Company has recorded for the six months ended June 30, 2008 a realized loss of approximately $20 and unrealized loss of approximately $103 and for the three months ended June 30, 2008 a realized loss of $48 and an unrealized gain of $82 related to forward currency contracts.

FAS No. 157 requires that assets and liabilities that are measured at fair value on a recurring basis be categorized according to a three level hierarchies established in the opinion which prioritizes the inputs used in measuring fair value. Fair value of the forward currency contracts are determined on the last day of each reporting period using quoted prices in active markets, which are supplied to the Company by the foreign currency trading operation of its bank. Under FAS No. 157, items valued based on quoted prices in active markets are Level 1 items. The following is summary of items that the Company measures at fair value as of June 30, 2008:

	Level 1	Level 2	Level 3	Total
Assets:
Forward currency exchange contracts	$56	$—	$—	$56

Financial Instruments and Credit Risk Concentrations — Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, trade receivables and payables.

The Company maintains its cash balances and marketable securities at banks in Detroit, Michigan and Toronto, Canada. Accounts in the United States are insured by the Federal Deposit Insurance Corporation up to $100. At June 30, 2008 and December 31, 2007, the Company had uninsured balances of $898 and $469, respectively.

The Company purchases forward currency contracts in relationship so that gains and losses on its forward contracts offsets exchange gains and losses on its on the assets and liabilities denominated in other than the reporting units’ functional currency. Forward currency exchange contracts, if not offset by existing foreign currency positions, will result in the recognition of gains and losses which are not offset. At June 30, 2008, the Company had entered into a series of forward currency exchange contracts. The contracts obligate the Company to purchase approximately CDN $3,800 in total. The contracts which are in various amounts mature between July 2, 2008 and December 31, 2009. Under the contract, the Company will purchase Canadian dollars at exchange rates between .9558 and .9809. The Canadian to US dollar exchange rates was .9817 at June 30, 2008.

For the six months ended June 30, 2008 one customer accounted for 12% our accounts receivable. For the fiscal year ended December 31, 2007 no single customer accounted for 10% or more of our accounts receivable.

For the three and six months ended June 30, 2008, the Company purchased 11% of total purchases from a single supplier. For the three months ended June 30, 2007, the Company purchased 16% and 11% of total purchase from two suppliers, respectively. For the six months ended June 30, 2008, the Company purchased 12% of total purchases from a single vendor.

For the three and six months ended June 30, 2008, one customer accounted for 12% of the Company’s net revenue. One customer accounted for 15% of our net revenue for the three months ended June 30, 2007 and no single customer accounted for more than 10% of sales for the six months ended June 30, 2007

Statement of Cash Flows — Non-cash transactions that do not affect earnings are excluded from the statement of cash flows. During the six months ended June 30, 2008 there were two non-cash events. On May 2, 2008, the Company reached an agreement with a debt holders to exchange $1,072 of debt for common stock. The balance sheet affect of this transaction was to decrease long-term notes payable by $1,072 and to increase common stock by $1,072. (See note 7 and 15) During the quarter, the Company completed its analysis of inventory received in the Noble product line acquisition and determined the value of the inventory was $112 less than previously estimated. The balance sheet effect of this transaction was to decrease inventory by $112 and to increase goodwill by $112.

During the first quarter of 2007, it was agreed that the payable for certain inventory totaling $462 sold to the Company in the first quarter of 2007 and which was still inventory at March 31, 2007 would be offset against the receivable the Company has from GT Distribution. Additionally, a payable in the amount of $116 that the Company had to GT Distribution was offset against the receivable the Company had from GT Distribution. The Statement of Cash Flow for June 30, 2007 excludes the $578 decrease in the related party receivable, the $462 increase in inventory and the $116 decrease in accounts payable as these items are non-cash transactions.

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

The Company has a variable interest in the related entity primarily because of the common shareholder ownership between the Company and GT Distribution, LLC; the Company is exposed to risk in regards to its variable interest. The Company both purchases from and sells to GT Distribution. The Company’s exposure will vary in the future and is dependent on purchase from and sales to GT Distribution as well as payment made to or received from GT Distribution. The Company had a net receivable from GT Distribution or its subsidiaries of approximately $97 and $300 at June 30, 2008 and December 31, 2007, respectively.

4. Noble Product Line Asset Acquisition

On July 31, 2007, Manitex International, Inc. (the “Company”) entered into an asset purchase agreement with GT Distribution, LLC ( “GT Distribution”) pursuant to which GT Distribution transferred all of its rights and interest in the Noble forklift product line (the “Product Line”) to the Company in exchange for the discharge of obligations and trade payables of GT Distribution and certain of its subsidiaries totaling $4,219 and assumption by the Company of certain liabilities associated with the Product Line.

David J. Langevin, the Company’s Chairman and Chief Executive Officer, has a significant ownership interest in GT Distribution. As a result, the Company received a fairness opinion from an independent financial advisor and the approval of a special independent committee of the Company’s board of directors prior entering into this transaction.

The Noble Product line production has been integrated into our two current production facilities which are located in Woodbridge, Ontario and Georgetown, Texas. The results for the Noble Product Line acquisition have been included in the accompanying consolidated statement of operations from the date of the acquisition.

The purchase price of $4,219 has been allocated based on the fair values of assets acquired and liabilities assumed. The purchase price has been allocated as follows (in thousands):

Purchase Price Allocation:
Trade receivables	$195
Inventories	1,155
Trade names & trademarks	380
Patented & Unpatented Technology	780
Customer Relationships	1,130
Goodwill	787
Accounts payable	(156)
Accrued expenses & other current liabilities	(30)
Payable to related parties	(22)

Total purchase price paid	$4,219

A reputation for superior product design, access to a preferred network of dealers and a leading presence in the lifting equipment industry resulted in the recognition of $787 of Goodwill.

During the three months ended June 30, 2008, the Company has completed it assessment of the inventory and determined that $112 of the inventory at date of acquisition was unusable. As a result, the purchase allocation was adjusted to decrease inventory by $112 and to increase goodwill by $112 to $787.

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

The following table sets forth the detail of balance sheet captions for discontinued operations as of June 30, 2008 and December 31, 2007.

	June 30, 2008	December 31, 2007
Accounts receivable, net	$—	$132
Cost and estimated earnings in excess of billings, net	40	40

Total assets	40	172

Total liabilities- accrued expenses	$15	$265

The following table sets forth the detail of the net income (loss) from discontinued operations for the three and six months ended June 30, 2008 and 2007:

	For three months ended June 30,		For six months ended June 30,
	2008	2007	2008	2007
Revenues from discontinued operations	$—	$564	$—	$1,158
Income (loss) from discontinued operations before income taxes	11	(234)	199	(966)
Income taxes	1	—	11	—

Net income (loss) from discontinued operations	$10	$(234)	$188	$(966)

Gain (loss) on sale of discontinued operations, net of income taxes of $14 and $0 for three and six months ended June 30, 2008 and 2007, respectively	$186	$76	$186	$(290)

In 2007 the Company did not record a tax benefit attributable to losses from discontinued operations as the Company may not realize such loss in future years.

The estimated loss on sale is shown below:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Estimated loss on sale of discontinued operations
Employee termination costs	$90	$90	$90	$90
Provision for termination of contracts	—	200	—	200

Total loss on sale of discontinued operations	$90	$290	$90	$290

During the three months ended June 30, 2008 the Company reversed the $200 ($186 net of income taxes of $14) reserve for termination of contracts, as management determined that it was not needed. In three months ended June 30, 2007, the Company reduced it reserve for employee termination costs by $76 as the Company determined that employee termination cost would be less than anticipated.

At June 30, 2008 the only remaining asset of the discontinued Testing and Assembly Equipment segment are cost and estimated earnings in excess of billings totaling $40. EuroMaint is completing the project on which we have recorded earnings in excess of billings. Upon completion, the $40 will be billed to the customer.

6. Net Earnings (Loss) Per Common Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of warrants, restricted stock, exchangeable debt and convertible subsidiary stock. Details of the calculations are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net Income per common share basic and diluted
Earnings from continuing operations	$721	$499	$1,232	$568
Earnings (loss) from discontinued operations	10	(234)	188	(966)
Gain (loss) on sale or closure of discontinued operations net of income tax	186	76	186	(290)

Net income (loss)	$917	$341	$1,606	$(688)

Earnings per share
Basic
Earnings from continuing operations	$0.07	$0.06	$0.13	$0.07
Earnings (loss) from discontinued operations	—	(0.03)	0.02	(0.12)
Gain (loss) on sale or closure of discontinued operations net of income tax	0.02	0.01	0.02	(0.04)

Net earnings (loss) per common share	$0.09	$0.04	$0.16	$(0.09)

Diluted
Earnings from continuing operations	$0.07	$0.06	$0.12	$0.07
Earnings (loss) from discontinued operations	—	(0.03)	0.02	(0.11)
Gain (loss) on sale or closure of discontinued operations net of income tax	0.02	0.01	0.02	(0.03)

Net earnings (loss) per common share	$0.09	$0.04	$0.16	$(0.08)

Weighted average common share outstanding
Basic	9,853,423	7,903,391	9,831,382	7,881,753

Diluted:
Basic	9,853,423	7,903,391	9,831,382	7,881,753
Dilutive effect of restricted stock units	20,485	—	16,440	—
Dilutive effect of warrants	114,349	467,380	141,209	404,140
Dilutive effect of exchangeable debt	95,099	—	47,550	—
Dilutive effects of exchangeable subsidiary stock (See Note 8)	266,000	266,000	266,000	266,000

Diluted	10,349,356	8,636,771	10,302,580	8,551,893

7. Equity

Issuance of Common Stock and Warrants

QVM Note Exchanged for Common Stock

On May 2, 2008, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Michael Azar, David Langevin, Robert Skandalaris, Lubomir Litchev, Patrick Flynn, and Michael Hull (the “Holders”), and Michael Azar, as the

“Holders’ Representative.” The Exchange Agreement was entered into in connection with a Non-Negotiable Subordinated Promissory Note (the “Note”), dated July 3, 2006, which was entered into in connection with the Company’s acquisition of the membership interests of Quantum Value Management, LLC in the amount of $1,072. Under the agreement the Company issued 211,074 shares of common stock and the note was cancelled. The terms of the Exchange Agreement also provide the Holders with “piggy-back” registration rights for the shares issued to them pursuant to the Exchange Agreement.

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

In connection with the Private Placement, the Company filed a Registration Statement on Form S-3 to register resale of shares issued in the Private Placement and the shares underlying the warrants. The registration statement was declared effective on October 15, 2007.

Stock Issuance

On June 30, 2008, the Company issued 1,155 shares of common stock to a former independent Director as compensation for past services.

On June 12, 2008, the Company issued 211,074 shares of common stock in exchange for the cancellation of its note issued in connection with the acquisition of the membership interests of Quantum Value Management, LLC.

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

Stock Warrants

The Company accounts for equity instruments issued to non-employees based on the fair value of the equity instruments issued. The Warrants will be exercisable on a cashless basis under certain circumstances, and are callable by the Company on a cashless basis under certain circumstances. Roth Capital Partners, LLC acted as exclusive placement agent for the 2007 Private Placement and received cash and 105,000 warrants to purchase the Company’s common stock as a placement agent fee. The Warrants were issued the day after the closing of the 2007 Private Placement (September 11, 2007) and became exercisable after the sixth month anniversary of the issuance date of the Warrants until September 11, 2012. The warrant holder can purchase 105,000 shares of the Company’s common stock. The Warrants have an exercise price of $7.18 per share.

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

At June 30, 2008 and December 31, 2007, the Company had issued and outstanding warrants as follows:

Number of Warrant Shares
June 30, 2008	December 31, 2007	Exercise Price	Expiration Date	In Connection With
450,000	450,000	$4.05	November 15, 2011	Private placement
204,000	204,000	$4.25	November 15, 2011	Private placement
192,500	192,500	$4.62	November 15, 2011	Placement Agent Fee
15,000	15,000	$7.08	June 15, 2011	Investor Relation Service
105,000	105,000	$7.18	September 11, 2012	Placement Agent Fee

No warrants were exercised during the three or six months end June 30, 2008

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

On April 15, 2008, the Company awarded under the Amended and Restated 2004 Equity Incentive Plan 4,000 restricted stock units to an employee. The employee restricted stock units will vest 33%, 33% and 34% on March 31, 2009, March 31, 2010, and March 31, 2011 respectively. The restricted stock units awarded were valued at $18 or $4.55 per share, which was the closing price of the Company’s common stock on the date of grant.

The value of the restricted stock units is being charged to compensation expense over the vesting period. For the three and six months ended June 30, 2008, the Company recognized compensation expense of $61 and $119 with an offsetting credit to paid in capital related to restricted stock units granted to the Company’s employees and Directors. During the three months and six months ended June 30, 2007 no restricted stock units were granted or became vested. As of June 30, 2008, there were 66,650 restricted stock units outstanding.

As of June 30, 2008, total deferred compensation related to restricted stock units was $223, additional compensation expense of $92, $97, $33 and $1 will be recognized in the remainder of 2008, 2009, 2010 and 2011, respectively.

On June 30, 2008, the Company awarded 1,155 shares of common stock to a former independent Director for past services. The stock on date of grant was valued at $6 or $5.12 per share. The value of the stock issued was immediately recognized as compensation expense with an offsetting credit to common stock.

8. Minority Interest

On November 30, 2006, the Company issued 266,000 shares of stock in Manitex Liftking Canadian Subsidiary with a value of $1,024. These shares are exchangeable into 266,000 shares of the Company’s Common Stock. As of June 30, 2008, the shares had not yet been exchanged for Manitex International, Inc. Common Stock. Until the shares are exchanged, the value of the exchangeable shares is shown as a minority interest. The Company expects that the shares will be exchanged for Manitex International, Inc. Common Stock.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is in the process of determining the impact of adopting this new accounting position on its consolidated financial position.

In May 2008, the FASB issued FASB statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Any effect of applying the provisions of this Statement shall be reported as a change in accounting principle in accordance with FASB statement No. 154, “Accounting Changes and Error Corrections.” The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have an impact on its results of operations, financial position and cash flows.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. Early application of this FSP is prohibited. The Company is currently evaluating the impact of EITF 03-6-1, but does not expect the adoption of this pronouncement will have an impact on its results of operations, financial position and cash flows.

10. Inventory

The components of inventory are as follows:

	June 30, 2008	December 31, 2007
Raw Materials and Purchased Parts (net)	$15,047	$13,047
Work in Process	2,235	1,429
Finished Goods and Replacement Parts	2,303	1,572

Inventories (net)	$19,585	$16,048

11. Goodwill and Intangible Assets

	June 30, 2008	December 31, 2007	Useful lives
Patented and unpatented technology	$10,673	$10,684	10 years
Amortization	(2,034)	(1,501)
Customer relationships	8,300	8,310	20 years
Amortization	(761)	(554)
Trade names and trademarks	4,672	4,675	25 years
Amortization	(356)	(262)
Customer Backlog	472	473	< 1 year
Amortization	(472)	(473)

Intangible assets	20,494	21,352
Goodwill	14,177	14,065

Goodwill and other intangibles	$34,671	$35,417

Amortization expense for intangible assets was $422 and $447for the three months and $835 and $963 for the six month ended June 30, 2008 and 2007, respectively.

During the quarter ended June 30, 2008, the Company completed its analysis of inventory received in the Noble product line acquisition and determined the value of the inventory was $112 less than previously estimated. The balance sheet effect of this transaction was decrease inventory by $112 and to increase goodwill by $112.

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

The following table summarizes the changes in product warranty liability:

	Six Months Ended
	June 30, 2008	June 30, 2007
Balance January 1,	$950	$821
Accrual for warranties issued during the period	827	669
Warranty Services provided	(911)	(597)
Foreign currency translation	(1)	28

Balance June 30,	$865	$921

13. Line of Credit and Debt

Revolving Credit Facility

At June 30, 2008, the Company had drawn $13,726 under a revolving credit facility. The Company is eligible to borrow up to $20,500, with interest at prime rate (prime was 5.00% at June 30, 2008) plus .25%. The maximum amount of borrowings is limited to the sum of 85% of eligible receivables, and the lesser of 65% of eligible inventory or $8,000 plus 1,500. On July 1, 2008 the $1,500 is reduced to $1,000 and is further reduced by $500 on the first day of each subsequent quarter. At June 30, 2008, the maximum the Company could borrow based on available collateral was capped at $16,721. The credit facility’s original maturity date was January 2, 2005. The maturity date was subsequently extended and the note is now due on April 1, 2010. The indebtedness is collateralized by substantially all of the Company assets. Additionally, certain shareholders or former shareholders of the Company have personally guaranteed $1,500 of the note. The facility contains customary limitations including, but not limited to, acquisitions, dividends, repurchase of the Company’s stock and capital expenditures. The loan agreement also requires the Company to have a minimum Tangible Effective Net Worth, as defined in the agreement and 1.2 to 1 Debt Service Coverage Ratio, as defined in the agreement.

Revolving Canadian Credit Facility

At June 30, 2008, the Company had drawn $2,724 (USD) under a revolving credit agreement with a bank. The Company is eligible to borrow up to $4,500 (CDN). The maximum amount outstanding is limited to the sum of 80% of eligible receivables and the lesser of 50% of eligible inventory or CDN $2,500. At June 30, 2008, the maximum the Company could borrow based on available collateral was CDN $4,500. The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets. The Company can borrow in either U.S. or Canadian dollars. For the purposes of determining availability under the credit line, borrowings in U.S. dollars are converted to Canadian dollars based on the most favorable spot exchange rate determined by the bank to be available to it at the relevant time. Any borrowings under the facility in Canadian dollars bear interest at the Canadian prime rate (the Canadian prime was 4.75% at June 30, 2008) plus 1.5%. Any borrowings under the facility in U.S. dollars bear interest at the U.S. prime rate (prime was 5.00% at June 30, 2008) plus .25%. The credit facility has a maturity date of April 1, 2010.

Notes Payable—Bank

At June 30, 2008, the Company has a $160 note payable to a bank. The note dated January 9, 2008 had an original principal amount of $474 and an annual interest rate of 5.99%. Under the terms of the note the Company is required to make nine monthly payments of $54 commencing January 30, 2008. The proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums.

Note Payable Issued to Acquire QVM

In connection with the acquisition of the membership interests of QVM, the Company issued a note payable to the former members of QVM for $1,072. The note matured on the earlier of July 2, 2009, upon a change in control as defined in the note or if the Company receives cash proceeds of at least $25,000 from the sale of its common stock or securities convertible or exchangeable for its common stock. Interest is payable on the first day of each calendar quarter, commencing on September 1, 2006. The Interest is computed using the prime rate announced by Comerica Bank at its Detroit office on the last business day immediately preceding the applicable interest payment date. In the event of default interest is accelerated and increase to prime plus 3%.

Under an agreement dated May 2, 2008, the Company issued 211,074 shares of the Company’s common stock to former Members of QVM and the note was cancelled. See Note 7 for additional details.

Note Payable Issued to Acquire Liftking Industries

In connection with the Liftking Industries’ Acquisition, the Company has a note payable to the seller for $2,200 (CDN) or $2,158 (US). The Note shall provide for interest at 1% over the prime rate of interest charged by Comerica Bank for Canadian dollar loans, calculated from the closing date and payable quarterly in arrears commencing April 1, 2007, and for principal payments of two hundred thousand dollars (CDN) quarterly commencing April 1, 2007, with the final installment of principal and interest thereon due December 31, 2011. The note payable is subject to a general security agreement which subordinates the seller’s security interest to the interest of the buyer’s senior secured credit facility, but shall otherwise rank ahead of the seller’s other secured creditors.

Note Payable—Bank

At June 30, 2008, the Company has a $2,133 note payable to a bank. The note payable to the bank was assumed in connection with the QVM acquisition. The note was due on September 10, 2006 .The maturity date has subsequently been extended and the note is now due on April 1, 2010. The note has an interest rate of prime plus 1% until maturity, whether by acceleration or otherwise, or until default, as defined in the agreement, and after that at a default rate of prime plus 4%. Until June 30, 2008 the Company was not required to make principal payments, but was required to make interest payments on the first day of each month. Commencing on July 1, 2008, the Company is also required to make monthly principal payments of $50 on the first day of each month. The bank has been granted security interest in substantially all the assets of the Company’s Manitex subsidiary. Until October 18, 2007, the former members of QVM guaranteed the note. On October 18, 2007, the bank released the former members of QVM from their guarantees.

Capital Leases

The Company has a twelve year lease which expires in April 2018 that provides for monthly initial lease payments of $68 for its Georgetown, Texas facility. The lease has been classified as a capital lease under the provisions of FASB Statement No. 13. The Company has also entered into several small equipment leases, with lease terms of three years or less that it has determined are required to be capitalized under the provisions of FASB Statement No. 13. The remaining minimum lease payments for these leases are approximately $2. As of June 30, 2008, the Company had total capital lease obligations of $4,546.

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

The reserve for legal settlements decreased $235 from $370 at December 31, 2007 to $135 at June 30, 2008. The change in the reserve is principally the result of making two settlement payments which totaled $227 during the first quarter 2008. At December 31, 2007, reserves to settle these two cases had been established for $227, as such there was no impact on earnings for the six months ended June 30, 2008 related to these two settlement payments. Except as noted above, there has been no material changes in amounts accrued for legal settlements.

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

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
Rent paid - Georgetown Facility 1	$208	$205	$413	$406
Rent paid - Woodbridge Facility 2	114	96	231	192
Rent paid - Bridgeview Facility 3	13	—	27	—
Sales to:
Crane & Machinery, Inc	$33	$75	$35	$161
BGI USA, Inc.	—	1	1	7
Schaeff Lift Truck, Inc.	68	298	223	298
SL Industries, LTD	—	—	1	—
Liftmaster.	98	—	117	—

Total Sales	$199	$374	$377	$466

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
Purchases from:
BGI USA, Inc	$384	$218	$596	$385
Crane & Machinery, Inc	—	11	—	19
Schaeff Lift Truck, Inc.	5	108	5	744
SL Industries, Ltd.	483	457	617	971
Liftmaster.	106	—	277	—

Total Purchases	$978	$794	$1,495	$2,119

Miscellaneous Transactions:
Professional services provided by Schaeff Lift Truck (Outsourced staffing)	$25	$24	$53	$48
Professional services provided by LiftMaster, Inc. (Outsourced staffing)	$38	$16	$45	$33

1	The Company leases its 188,000 sq. ft. Georgetown, Texas manufacturing facility from an entity owned by one of the Company’s former significant shareholders. Pursuant to the terms of the lease, the Company makes monthly lease payment of $68. The Company is also responsible for all the associated operating expenses including, insurance, property taxes and repairs. Under the lease, which expires April 30, 2018, monthly rent is adjusted annually by the lesser of increase in the Consumer Price Index or 2%.
2	The Company leases its 85,000 sq. ft. Woodbridge facility from an entity owned by a stockholder of the Company and relative of Manitex Liftking ULC’s, president and CEO. Pursuant to the terms of the lease, the Company makes monthly lease payments of $38. The Company is also responsible for all the associated operating expenses, including insurance, property taxes, and repairs. The lease will expire on May 31, 2009.
3	The Company leases 11,750 sq. ft of office and warehouse space in GT Distribution Chicago facility for approximately $4 per month. The lease will expire on May 31, 2010.

As of June 30, 2007, the Company had a receivable of $4,219 from GT Distribution, net of amounts owed to Crane & Machinery, Inc. On July 31, 2007, the “Company entered into an asset purchase agreement with GT Distribution, LLC (“GT Distribution”) pursuant to which GT Distribution transferred all of its rights and interest in the Noble forklift product line (the “Product Line”) to the Company in exchange for the discharge of obligations and trade payables of GT Distribution and certain of its subsidiaries totaling $4,219 and assumption by the Company of certain liabilities associated with the Product Line. David J. Langevin, the Company’s Chairman and Chief Executive Officer, has a significant ownership interest in GT Distribution. As a result, the Company received a fairness opinion from an independent financial advisor and the approval of a special independent committee of the Company’s board of directors prior entering into this transaction.

The receivable from GT Distribution was reduced from $4,722 to $4,144 during the quarter ended March 31, 2007, a decrease of $578. During the quarter ended March 31, 2007, GT Distribution sold inventory to the Company. During the first quarter of 2007, it was agreed that the payable for certain inventory totaling $462 sold to the Company in the first quarter of 2007 and which was still inventory at March 31, 2007 would be offset against the receivable the Company has from GT Distribution. Additionally, a payable in the amount of $116 that the Company had to GT Distribution was offset against the receivable the Company had from GT Distribution. The Statement of Cash Flow for June 30, 2007 excludes the $578 decrease in the related party receivable, the $462 increase in inventory and the $116 decrease in accounts payable as these items are non-cash transactions.

As of June 30, 2008, the Company had $442 outstanding accounts receivable from GT Distribution and $345 outstanding accounts payable due to GT. Additionally, the Company has a $30 outstanding accounts receivable from LiftMaster, Inc. as of June 30, 2008.

The Company had a note payable to the former members of QVM for $1,072 issued in connection with the acquisition of the membership interests of QVM. Upon the closing of such acquisition, Michael C. Azar, served as the Company’s Vice President and Secretary and David Langevin served as the Company’s Chief Executive Officer. In addition, three of the members of QVM, Michael Azar, David Langevin and Robert J. Skandalaris, owned 6.1%, 12.1% and 12.1%, respectively, of the Company’s outstanding common stock at such time.

On May 2, 2008, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Michael Azar, David Langevin, Robert Skandalaris, Lubomir Litchev, Patrick Flynn, and Michael Hull (the “Holders”), and Michael Azar, as the “Holders’ Representative.” The Exchange Agreement was entered into in connection with a Non-Negotiable Subordinated Promissory Note (the “Note”), dated July 3, 2006, which was entered into in connection with the Company’s acquisition of the membership interests of Quantum Value Management, LLC in the amount of $1,072. Under the agreement the Company issued 211,074 shares of common stock ant the note was cancelled. The terms of the Exchange Agreement also provide the Holders with “piggy-back” registration rights for the shares issued to them pursuant to the Exchange Agreement.

David Langevin is currently the Company’s Chairman and Chief Executive Officer. Due to the related-party aspect of this transaction, the Exchange Agreement and the transactions contemplated by the Exchange Agreement were approved by the Audit Committee of the Company’s Board of Directors.

The Company has a note payable to the former owners of Liftking Industries, Inc. for $2,158 (US) issued in connection with the acquisition of Liftking Industries ULC. It was determined subsequent to the acquisition, that the note would be a related party transaction since Manitex Liftking’s President is a relative of the primary holder of the note.

16. Income Taxes

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes it will make a cumulative adjustment. The 2008 annual effective tax rate is estimated to be approximately 6.4% (which includes U.S., state and local and foreign taxes) based upon the Company’s anticipated earnings both in the U.S. and in foreign jurisdictions.

For the three months ended June 30, 2008, the Company recorded an income tax provision of $82 which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes. For the three months ended June 30, 2007, the Company recorded a tax provision of $195 which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes.

For the six months ended June 30, 2008, the Company recorded an income tax benefit of $395 which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes offset by a discrete item related to the recognition of a deferred tax asset for the Texas Temporary Margin Tax Credit as a result of a resolution of an income tax examination. For six months ended June 30, 2007, the Company recorded a tax provision of $214 which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes.

The Company adopted FIN 48 effective January 1, 2007 and had no material unrecognized tax benefits as of the adoption date. The Company’s total unrecognized tax benefits as of June 30, 2008 were approximately $250 which, if recognized, would affect the Company’s effective tax rate. As of June 30, 2008, the Company had accrued immaterial amounts for the potential payment of interest and penalties.

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

OVERVIEW

The Company is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries. Through its Manitex subsidiary it markets a comprehensive line of boom trucks and sign cranes. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including, roads, bridges and commercial construction. The Manitex Liftking subsidiary sells a complete line of rough terrain forklifts and special mission oriented vehicles, as well as other specialized carriers, heavy material handling transporters and steel mill equipment. Manitex Liftking’s rough terrain forklifts are used in both commercial and military applications. Specialty mission oriented vehicles and specialized carriers are designed and built to meet the Company’s unique customer needs and requirements. The Company’s specialized lifting equipment has met the particular needs of customers in various industries that include utility, ship building and steel mill industries. All financial data is in millions, except for share data and where otherwise indicated.

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

Gross profit varies from period to period. Factors that affect gross profit include product mix, production levels and cost of raw materials including the price of steel. Material prices have been increasing recently. Margins tend to increase when production is skewed towards larger capacity cranes, special mission oriented vehicles, specialized carriers and heavy material transporters.

Results of Operations

The following discussion considers:

•	Net income for the three and six month periods ended June 30, 2008 and 2007.

•	Results of the continuing operations for the three and six month periods ended June 30, 2008 and 2007.

•	Results of the discontinued operations for the three and six month periods ended June 30, 2008 and 2007.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Net Income (loss) for the three month periods ended June 30, 2008 and 2007

The Company reported net income of $0.9 million for the three months ended June 30, 2008, consisting of net income from continuing operations of $0.7 million, and a gain on sale of discontinued operations of $0.2 million.

The Company reported a net income of $0.3 million for the three months ended June 30, 2007, consisting of a net income from continuing operations of $0.5 million, a loss from discontinued operations of $(0.2) million and a reduction of $0.1 million in the reserve for employee severance.

Results of the continuing operations for the three month periods ended June 30, 2008 and 2007

For the three months ended June 30, 2008, net income from continuing operations was $0.7 million, which consists of revenue of $26.5 million, cost of sales of $22.0 million, research and development costs of $0.2 million, SG&A costs excluding corporate expenses of $2.2 million, Corporate SG&A expenses of $0.8 million, net interest expense of $0.5 million other income of $0.1 million and income tax expense of $0.1 million.

For the three months ended June 30, 2007, net income from continuing operations was $0.5 million, which consists of revenue of $30.0 million, cost of sales of $24.1 million, research and development costs of $0.2 million, SG&A costs excluding corporate expenses of $2.4 million, Corporate SG&A expenses of $1.1 million, a foreign currency transaction loss of $0.5 million, interest expense of $1.0 other income of $0.1 million and income tax expense of $0.2 million.

Net Revenues and Gross Profit – For the three months ended June 30, 2008, net revenues and gross profit were $26.5 million and $4.5 million, respectively. Gross profit as a percent of net revenue was 16.8% for the three months ended June 30, 2008. For the three months ended June 30, 2007 net revenues and gross profit were $30.0 million and $5.8 million, respectively. Gross profit as a percent of revenue was 19.4% for the three months ended June 30, 2007.

Net revenues decreased $3.5 million to $26.5 million for the three months ended June 30, 2008 from $30.0 million for the comparable three month period in 2007. Approximately 75% of the decrease in revenues is due to a decrease in forklift/specialized carrier product line sales. The remaining decrease in revenues is attributed to a decrease in crane product line sales. The decrease in forklift/specialized carrier revenue is attributed to a decrease in military forklift and specialized carrier (transporter) sales offset by an increase in commercial forklift sales. The increase in commercial sales is largely driven by the introduction of Noble rough terrain forklift product line. The Noble rough terrain product line was acquired on July 31, 2007. The decrease in military and specialized carrier sales is attributable to timing of orders, which have historically fluctuated from period to period. The decrease in crane product line revenues is principally a decrease in chassis sales as more customers elected to supply their own chassis instead of having the Company purchase one for them.

Our gross profit as a percent of net sales decreased, declining 2.6% to 16.8% for the three months ended June 30, 2008 from 19.4% for the comparable 2007 period. The modest decrease in crane product line gross profit percent is principally the result of higher material prices, which were largely offset by increases in the sale of cranes with higher lifting capacity (which have higher gross margins), a the benefit of sourcing materials from lower cost countries, a price increase that was instituted in mid year 2007 and an improvement in production efficiencies. The margin percent was also favorably impacted as more customers elected to supply their own chassis instead of having the Company purchase them. The markup on the chassis purchased by the Company is much lower than the margin on crane portion of the boom truck. A price increase for all new orders received on or after July 1st has been implemented. The Company is, however, honoring old prices on its existing backlog. As such, a substantial benefit from the price increase will not occur until late this year or early next. The forklift/specialized carrier product line margin as percent of net revenue decreased due to a change in product mix and the negative impact of a stronger Canadian dollar had on our margins. Higher margin military and specialized carrier sales were down approximately 80% from the prior year. The margin percent on 2008 military sales was also lower than the prior year due to the impact of the stronger Canadian dollar. As indicated above the increase in commercial sales is largely attributed to Noble rough terrain forklifts sales. Noble product line margins are currently below our typical margin levels, due to inefficiencies experienced in incorporating this new line and because these sales generally do not reflect the Company’s recently announced price increase.

Selling, general and administrative expense – Selling, general and administrative expense for the three months ended June 30, 2008 was $3.0 million compared to $3.5 million for the comparable period in 2007. Selling, general and administrative expense for the three months ended June 30, 2008 are comprised of corporate expense of $0.8 million and $2.2 million related to operating companies. Selling, general and administrative expense for the three months ended June 30, 2007 are comprised of corporate expense of $1.1 million and $2.4 million related to operating companies.

Selling, general and administrative expense, excluding corporate expenses, decreased $0.2 million to $2.2 million for the three months ended June 30, 2008 from $2.4 million for the comparable three month period in 2007. The decrease in selling, general and administrative expense is due to modest variances both favorable and unfavorable on numerous lines items that net to a $0.2 million decrease.

Corporate expenses decreased $0.3 million to $0.8 million for the three months ended June 30, 2008 from the $1.1 million for the comparable 2007 three month period. The decrease is principally attributed to lower legal and consulting expenses. Legal expense were higher in 2007 as they were incurred in conjunction with the SEC review of the S-3 Registration Statement, which was filed on December 21, 2006 and declared effective on June 7, 2007. Consulting expenses were higher in 2007 as a consultant was assisting the Company in meeting its initial year Sarbanes Oxley obligations.

Operating income – Operating income from continuing operations of $1.2 million for the three months ended June 30, 2008 was equivalent to 4.6% of net revenues compared to an operating income of $2.1 million for the three months ended June 30, 2007 or 6.9% of net revenues. The decrease in operating income as percent of net revenues is due principally to the decrease in the Company’s gross profit percent.

Interest expense – Interest expense was $0.5 million and $1.0 million for the three months ended June 30, 2008 and 2007, respectively. The decrease in interest is due to a decrease in outstanding debt and lower interest rates. Total debt outstanding decreased $12.9 million to $25.4 million at June 30, 2008 from $38.3 million at June 30, 2007. As indicated the Company also benefited from lower interest rates as a significant portion of our debt is indexed to the prime rate. The prime rate decreased from 8.25% at June 30, 2007 to 5.00% at June 30, 2008. Due to the improved financial strength of the Company our bank has agreed to further lower the interest rate on our domestic line of credit from prime plus 0.75% to prime plus 0.25%. and for the Canadian line from Canadian prime plus 2.0% to Canadian prime plus 1.5% for Canadian dollar borrowings.

Foreign currency transaction loss – As a result of the currency losses incurred in the second quarter 2007, the Company investigated ways to mitigate future foreign currency risk. As a result, the Company began purchasing forward exchange contracts beginning in September of 2007. The Company endeavors to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds. In accordance with FAS No. 52, the Company records at the balance sheet date the forward currency exchange contracts at their market value with any associated gain or loss being recorded in current earnings as a currency gain or loss. For the three months ended June 30, 2008, the Company had a foreign currency transaction loss of $0.003 million which is net of forward currency contracts gains and losses

The foreign currency transaction loss for the three months ended June 30 2007 was $0.5 million. The foreign currency loss was driven by a historically unusual strengthening of the Canadian dollar during the three months ended June 30, 2007, when the U.S. to Canadian dollar exchange rate changed from .8674 to .9404. The Company had an acquisition note payable for $2.8 million to the former owner of Liftking Industries, which is denominated in Canadian dollars. The Company recorded a foreign exchange loss of $0.2 million for the three months ended June 30, 2007 related to this note. Additionally during the three months ended June 30, 2007, Manitex Liftking, our Canadian subsidiary, had significant sales which were denominated in U.S. dollars and which on settlement generated a transaction loss of $0.3 million. Historically the USD / CDN$ exchange rate has not seen such volatility in a short time period and the Company had not taken any action to mitigate its foreign exchange exposures.

Income tax – The income tax expense for the three months ended June 30, 2008 was $0.1 million. The income tax expense for three months ended June 30, 2007 was $0.2 million. The 2008 effective tax rate differs from the federal statutory rate due to the current utilization of prior year losses for which no benefit was previously recognized. The fluctuation in income taxes is principally the result of change in effective tax rates which was 10.2% and 28.1% for the three month periods ended June 30, 2008 and 2007, respectively.

Net income from continuing operations – Net income from continuing operations increased $0.2 million to $0.7 million for the three months ended June 30, 2008 from $0.5 million for the three months ended June 30, 2007 for the reasons described above.

Discontinued operations of the Testing and Assembly Equipment segment for the three month periods ended June 30, 2008 and 2007

For the three months ended June 30, 2007 discontinued operations reported a net loss of $(0.2) million. The net loss from discontinued operations of $0.2 million comprised costs of sales of $0.5 million, operating expenses of $0.3 million offset by revenue of $0.6 million.

During the quarter ended June 30, 2008 the Company reversed the $0.2 million reserve for termination of contracts, as it was determined that it was not needed. In three months ended June 30, 2007 it reduced it reserve for employee termination costs by $0.1 million as the Company determined that employee termination cost would be less than anticipated.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Net Income (loss) for the six month periods ended June 30, 2008 and 2007

The net income of $1.6 million reported for the six month period ended June 30, 2008 consists of net income from continuing operations of $1.2 million, income from discontinued operations of $0.2 million and a gain on sale of discontinued operations of $0.2 million The Company reported a net loss of $(0.7) million for the six months ended June 30, 2007, consisting of a net income from continuing operations of $0.6 million and a loss from discontinued operations of $(1.0) million and an expected loss on sale of discontinued operations of $(0.3) million.

Results of the continuing operations for the six month periods ended June 30, 2008 and 2007

For the six months ended June 30, 2008, net income from continuing operations was $1.2 million, which consists of revenue of $50.0 million, cost of sales of $41.3 million, research and development costs of $0.5 million, SG&A costs excluding corporate expenses of $4.8 million, Corporate SG&A expenses of $1.7 million, net interest expense of $1.0 million, other income of $0.1 and income tax benefit of $(0.4) million.

For the six months ended June 30, 2007, net income from continuing operations was $0.6 million, which consists of revenue of $53.1 million, cost of sales of $43.1 million, research and development costs of $0.4 million, SG&A costs excluding corporate expenses of $4.7 million, Corporate SG&A expenses of $1.9 million, net interest expense of $1.9 million , a foreign currency transaction loss of $0.5 million ,other income of $0.1 million and income tax expense of $0.2 million.

Net Revenues and Gross Profit – For the six months ended June 30, 2008, net revenues and gross profit were $50.0 million and $8.7 million, respectively. Gross profit as a percent of net revenues was 17.4% for the six months ended June 30, 2008. For the six months ended June 30, 2007 net revenues and gross profit were $53.1 million and $10.0 million, respectively. Gross profit as a percent of net revenues was 18.9% for the six months ended June 30, 2007.

Net revenues decreased $3.1 million to $50.0 million for the six months ended June 30, 2008 from $53.1 million for the comparable six month period in 2007. The decrease in revenues is almost entirely due to a decrease in rough terrain forklift/specialized carrier product line revenues. The decrease in forklift/specialized carrier revenue is attributed to a decrease in military forklift and specialized carrier (transporter) sales offset by an increase in commercial forklift sales. The increase in commercial sales is largely driven by the introduction of Noble rough terrain forklift product line. The Noble rough terrain product line was acquired on July 31, 2007. The decrease in military and specialized carrier sales is attributable to timing of orders, which have historically fluctuated from period to period.

Our gross profit as a percent of net revenues decreased, declining 1.5% to 17.4% for the six months ended June 30, 2008 from 18.9% for the comparable 2007 period. Most of the decrease in the gross margin percent is attributed to our forklift/specialized carrier product line. The balance is attributed to a very slight decrease in margins for our crane product line. The forklift/specialized carrier product line margin as percent of net revenue decreased due to a change in product mix and the negative impact of a stronger Canadian dollar had on our margins. Higher margin military and specialized carrier sales were down approximately 70% from the prior year. The margin percent on 2008 military sales was also lower than the prior year due to the impact of the stronger Canadian dollar. As indicated above the increase in commercial sales is largely attributed to Noble rough terrain forklifts sales. Noble product line margins are currently below our typical margin levels, due to inefficiencies experienced in incorporating this new line and because these sales generally do not reflect the Company’s recently announced price increase. Gross margin percent for the crane product line has been adversely impacted by recent increases in material prices. Increases in raw material prices were largely offset by increases in the sale of cranes with higher lifting capacity (which have higher gross margins), the benefit of sourcing materials from lower cost countries, a price increase that was instituted in mid year 2007 and an improvement in production efficiencies. The margin percent was also favorably impacted as more customers elected to supply their own chassis instead of having the Company purchase them. The markup on the chassis purchased by the Company is much lower than the margin on crane portion of the boom truck. A price increase for all new orders received on or after July 1st has been implemented. The Company is, however, honoring old prices on its existing backlog. As such, a substantial benefit from the price increase will not occur until late this year or early next

Selling, general and administrative expense – Selling, general and administrative expense for the six months ended June 30, 2008 was $6.5 million compared to $6.6 million for the comparable period in 2007. Selling, general and administrative expense for the six months ended June 30, 2008 are comprised of corporate expense of $1.7 million and $4.8 million related to operating companies. Selling, general and administrative expense for the six months ended June 30, 2007 are comprised of corporate expense of $1.9 million and $4.7 million related to operating companies.

Selling, general and administrative expense, excluding corporate expenses increased $0.1 million to $4.8 million for the six months ended June 30, 2008 from $4.7 million for the comparable six month period in 2007. The small increase in selling, general and administrative expense is due to variances in a number of line items, which net to $0.1 million.

Corporate expenses decreased $0.2 million to $1.7 million for the six months ended June 30, 2008 from the $1.9 million for the comparable 2007 six month period. The decrease is principally attributed to a decrease in consulting expenses, which were in 2007 primarily related to our Sarbanes & Oxley compliance initiative.

Operating income – Operating income from continuing operations of $1.8 million for the six months ended June 30, 2008 was equivalent to 3.6% of net revenues compared to an operating income of $3.0 million for the six months ended June 30, 2007 or 5.7% of net revenues. The decrease in operating income as percent of net revenues is due to a decrease in the gross margin percent (1.5%) and an increase in both research and selling, general and administrative expenses.

Interest expense – Interest expense was $1.0 million and $1.9 million for the six months ended June 30, 2008 and 2007, respectively. The decrease in interest expense is due to a decrease in outstanding debt and lower interest rates. Total debt outstanding decreased $12.9 million to $25.4 million at June 30, 2008 from $38.3 million at June 30, 2007. As indicated the Company also benefited from lower interest rates as a significant portion of our debt is indexed to the prime rate. The prime rate decreased from 8.25% at June 30, 2007 to 5.00% at June 30, 2008. Due to the improved financial strength of the Company our bank has agreed to further lower the interest rate on domestic line of credit from prime plus 0.75% to prime plus 0.25%. and for the Canadian line from Canadian prime plus 2.0% to Canadian prime plus 1.5% for Canadian dollar borrowings.

Foreign currency transaction loss – As a result of the currency losses incurred in the second quarter 2007, the Company investigated ways to mitigate future foreign currency risk. As a result, the Company began purchasing forward exchange contracts beginning in September of 2007. The Company endeavors to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds. In accordance with FAS No. 52, the Company records at the balance sheet date the forward currency exchange contracts at their market value with any associated gain or loss being recorded in current earnings as a currency gain or loss. For the six months ended June 30, 2008, the Company had a foreign currency transactions loss of $0.01 million which is net of forward currency contracts gains and losses.

The foreign currency transaction loss for the six months ended June 30, 2007 was $0.5 million. The foreign currency loss was driven by a historically unusual strengthening of the Canadian dollar during the three months ended June 30, 2007, when the U.S. to Canadian dollar exchange rate changed from .8674 to .9404. The Company had an acquisition note payable for $2.8 million to the former owner of Liftking Industries, which is denominated in Canadian dollars. The Company recorded a foreign exchange loss of $0.2 million for the six months ended June 30, 2007 related to this note. Additionally during the three months ended June 30, 2007, Manitex Liftking, our Canadian subsidiary, had significant sales which were denominated in U.S. dollars and which on settlement generated a transaction loss of $0.3 million. Historically the USD / CDN$ exchange rate has not seen such volatility in a short time period and the Company had not taken any action to mitigate its foreign exchange exposures.

Income tax (benefit) – The income tax benefit for the six months ended June 30, 2008 was $(0.4) million. The income tax expense for six months ended June 30, 2007 was $0.2 million. The 2008 effective tax rate differs from the federal statutory rate due to the current utilization of prior year losses for which no benefit was previously received and a tax benefit related to a discrete item for the recognition of a deferred tax asset for the Texas Temporary Margin Tax Credit as a result of a resolution of an income tax examination

Net income from continuing operations – Net income from continuing operations increased $0.6 million to $1.2 million for the six months ended June 30, 2008 from $0.6 million for the six months ended June 30, 2007 for the reasons described above.

Discontinued operations of the Testing and Assembly Equipment segment for the six month periods ended June 30, 2008 and 2007

For the six months ended June 30, 2008, discontinued operations reported net income of $0.2 million as compared to a loss of $(1.0) million for the six months ended June 30, 2007. Discontinued operations had income for the six months ended June 30, 2008 resulting from the reversal of a $0.1 million warranty reserve as it was determined that it was not needed and a $0.1 million payment received related to the settlement of a contract dispute.

The net loss from discontinued operations of $(1.0) million for the six months ended June 30, 2007 million is comprised costs of sales of $1.4 million, operating expenses of $0.7 million offset by revenue of $1.2 million. At June 30, 2007, the Company had a reserve of $0.3 million for the estimated loss on sale or closure of the Testing and Assembly Equipment segment. The reserve was established to cover estimated employee termination costs of $0.1 million and an estimated provision of $0.2 million to cover contract terminations.

During the six months ended June 30, 2008 the Company reversed the $0.2 million reserve for termination of contracts, as it was determined that it was not needed. In three months ended June 30, 2007, the Company reduced its reserve for employee termination costs by $0.1 million as the Company determined that employee termination cost would be less than anticipated.

Liquidity and Capital Resources

Cash and cash equivalents were $1.0 million at June 30, 2008 compared to $0.6 million at December 31, 2007. As of June 30, 2008, the Company had approximately $3.0 million available to borrow under its credit facility with Comerica Bank. The interest rate on this facility was equal to prime plus .25% (prime was 5.00 at June 30, 2008). The Company’s revolving credit agreement contains customary limitations, including limitations on acquisitions, dividends, repurchases of the Company’s stock and capital expenditures. It also requires the Company to have on the last date of the quarter a minimum “Tangible Effective Net Worth”, which is defined in the agreement, and 1.2 to 1 Debt Service Coverage Ratio, also defined in the agreement. See Note 13 to our consolidated financial statements for a more detailed on the terms and conditions of our credit facilities. This credit facility matures on April 1, 2010.

Additionally, the Company’s Manitex Liftking subsidiary has a credit facility which allows for borrowings of up to $4.5 (CDN) million as of June 30, 2008. At June 30, 2008, the Company had approximately $1.7 million available to borrow under this Canadian facility. This credit facility allows the Company to borrow in either US or Canadian dollars. Canadian dollar borrowings bear interest at Canadian prime rate plus 1.5% (Canadian prime was 4.75% at June 30, 2008. Any borrowings under the facility in US dollars bears interest at the US prime rate (prime was 5.00% at June 30, 2008) plus .25%. For the purposes of determining availability under the credit line, borrowings in U.S. dollars are converted to Canadian dollar based on the most favorable spot exchange rate determined by the bank to be available to it at the relevant time.

The maximum amount outstanding is limited to the sum of 80% of eligible receivables and the lesser of 50% of eligible inventory or CDN $2.5 million. The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets. This credit facility matures on April 1, 2010.

In connection with the Company’s acquisition of Liftking Industries’, the Company issued a note payable to the seller for CDN $3.2 million, or approximately USD $3.2 million. The note bears interest at the prime rate of interest charged by Comerica Bank for Canadian dollar loans plus 1%. The note requires quarterly principal payments of CDN $0.2 million plus interest commencing on April 1, 2007. The note is collateralized by a second priority security interest in substantially all of the assets of the Company’s Manitex Liftking subsidiary, which is subordinated to the security interest held by the Company’s senior secured lender, Comerica Bank. The note has remaining unpaid balance as of June 30, 2008 of CDN $2.2 million.

At June 30, 2008, the Company had a $2.1 million note payable to Comerica Bank. This note was assumed by the Company in connection with its acquisition of Manitex. This note bears interest at the rate of prime plus 1% and matures on April 1, 2010. Until June 30, 2008 the Company was not required to make principal payments, but was required to make interest payments on the first day of each month. Commencing on July 1, 2008, the Company is also required to make monthly principal payments of $0.05 million on the first day of each month. The bank has been granted security interest in substantially all the assets of the Company’s Manitex subsidiary.

At June 30, 2008, the Company had a note payable to a Bank Direct Capital Finance with a total remaining principal balance of $0.2 million. The note has a fixed interest rates of 5.99%. The note requires monthly payment of $54 thousand with the last payment becoming due in September 2008. The proceeds from the notes were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest in the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums.

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

2008

Operating activities consumed cash of $1.0 million for the six months ended June 30, 2008. Net income of $1.6 million and non-cash items that totaled $0.6 million were offset by changes in assets and liabilities, which consumed $3.2 million. The principal non-cash items are depreciation and amortization of $1.0 million and stock based deferred compensation of $0.1 million which is offset by $0.5 increase in a deferred tax asset. An increase in accounts receivable of $0.9 million, an increase in inventory of $3.8 million, an increase in prepaid expenses of $0.3 million, and a decrease in accruals of $1.4 million in total consumed $6.5 million of cash. Discontinued operations consumed an additional $0.1 million of cash, the result of the reversal of accrual for contract terminations. Other changes, principally an increase in accounts payable of $3.3 million generated cash of $3.4 million.

The increase in accounts receivable is due to the fact that sales for the quarter ended June 28, 2008 were skewed toward the last month of the quarter and because days outstanding has increased by approximately four days. The increase in inventory is related to increases of $2.0 million, $0.8 million and $0.7 million for raw materials, work in process and finished goods, respectively. Certain raw materials have long lead time. Raw material inventory increased as delivery dates on certain customer orders were delayed and materials for these orders were already in house or on order. The raw material inventory on hand on June 30, 2008 has also increased as a result of recent supplier price increases. The Company is currently building a specialized carrier with a long lead time. As a result, work in process has increased. This specialized carrier is expected to be shipped in the third quarter of 2008. Although the Company builds nearly all of its cranes against firm customer orders, it has and continues to build a few lower capacity cranes for stock. Traditionally these cranes have sold from inventory shortly after they were completed. The period to sell stock cranes has lengthened and as a result the Company had a few stock crane units in finished goods inventory.

The decrease in accrued expenses is related to a decrease in accrued bonuses and accrued product liability. Certain bonuses accrued at December 31, 2007 were paid during the first quarter. The decrease in accrued product liability is principally the result of making settlement payments against amounts which were also accrued at December 31, 2007. The increase in accounts payable is due to both an increase in inventory purchases and an increase in accounts payable days outstanding.

Cash flows related to investing activities consumed $0.2 million for the six months ended June 30, 2008. Capital expenditures of $0.3 million were offset by proceeds on the sale of fixed assets of $0.1 million. During the six months the Company purchased and installed consolidation software which cost $0.1 million. In addition, a number of fixed assets, none of which were individually significant, were purchased.

Financing activities generated $1.6 million in cash for the six months ended June 30, 2008. An increase of $2.3 million in borrowings under the Company’s credit facilities was a source of cash. The increase borrowings were offset by note payments and a reduction of capital lease obligations that totaled $0.7 million.

2007

Operating activities consumed cash of $2.4 million for the six months ended June 30, 2007. A net loss of $0.7 million and a change in assets and liabilities, which consumed $3.2 million, was partially offset by non-cash items that totaled $1.5 million. An increase in accounts receivable of $3.4 million, a decrease in accounts payable of $1.7 million, an increase in prepaid expense of $0.1 million and a decrease in other current liabilities of $0.2 million, in total consumed $5.4 million of cash. A decrease in inventory of $1.5 million, an increase in accrued expense of $0.6 million and a change in assets and liabilities of discontinued operations of $0.2 million generated cash of $2.3 million. The increase in accounts receivable is the result of higher sales in the second quarter of 2007. Inventory, which was increased in the first quarter in anticipation of higher sales in the second quarter, decreased as a result of higher sales in the second quarter of 2007. Accounts payable decreased to a large extent as invoices related to the previous inventory build became due and were paid. Non-cash items are principally comprised of $1.1 million of amortization and depreciation and a $0.5 million increase in inventory reserves.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is in the process of determining the impact of adopting this new accounting position on its consolidated financial position.

In May 2008, the FASB issued FASB statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Any effect of applying the provisions of this Statement shall be reported as a change in accounting principle in accordance with FASB statement No. 154, “Accounting Changes and Error Corrections.” The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have an impact on its results of operations, financial position and cash flows.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. Early application of this FSP is prohibited. The Company is currently evaluating the impact of EITF 03-6-1, but does not expect the adoption of this pronouncement will have an impact on its results of operations, financial position and cash flows.

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

Interest Rate Changes — The Company’s debt agreements allow for borrowings based on the Prime rate, Eurodollar rate or a base rate. The interest rate incurred by the Company is based on these rates plus a premium. If these rates rise, the Company’s interest expense will increase accordingly. The effect of a 10% interest rate increase on all outstanding debt for the Company would have been an increase in annual interest expense of approximately $115.

Foreign Exchange Risk — The Company is exposed to fluctuations in the exchange rates principally of Canadian dollars and Euros which affects cash flows related to third party purchases and sales, intercompany product shipments and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investment in the Company’s Canadian subsidiary and cash flows related to repatriation of this investment. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars from Canadian dollars.

At June 30, 2008, the Company had entered into a series of forward currency exchange contracts. The contracts obligate the Company to purchase approximately CDN $3.8 million in total. The contracts which are in various amounts mature between July 2, 2008 and December 31, 2009. Under the contract, the Company will purchase Canadian dollars at exchange rates between .9558 and .9809. The Canadian to US dollar exchange rates was .9817 at June 30, 2008. The Company purchases forward contracts in relationship so that gains and losses on its forward contracts offsets exchange gains and losses on its on the assets and liabilities denominated in other than the reporting units’ functional currency. Forward exchange currency exchange contracts, if not offset by existing foreign currency positions, will result in the recognition of gains and loss which are not offset.

At June 30, 2008, the forward contracts held by the Company had market value of approximately $56 thousand. Fair value of the forward currency contracts are determined on the last day of each reporting period using quoted prices in active markets, which are supplied to the Company by the foreign currency trading operation of its bank. During the six months ended June 30, 2008, the Company has recorded a realized loss of approximately $20 thousand and an unrealized loss of approximately $103 thousand related to forward currency contracts. During the three months ended June 30, 2008, the Company has recorded a realized loss of approximately $48 thousand and an unrealized gain of approximately $82 thousand related to forward currency contracts. Both realized and unrealized gains and losses related to forward currency contracts are included in current earnings and are reflected in the Statement of Operations in the other income expense section on the line tiled foreign currency transaction losses. For the six months ended June 30, 2008, the loss of $123 thousand related the forward currency contracts purchased by the Company is substantially offset by a transaction currency gains of $111. The net foreign currency loss for the six months ended June 30, 2008 is $12 thousand. For the three months ended June 30, 2008, the Company had a net gain of $34 thousand related to forward currency contracts, a transaction currency loss of $39 thousand for net for currency loss of $5 thousand.

The Company had foreign currency transaction losses of $0.5 million and $0.5 million for the three and six months ended June 30, 2007. The Company did not hold any foreign currency forward contracts during the six months ended June 30, 2007 and as such had no gains or losses related to forward foreign currency contracts.

Item 4—Controls and Procedures

Disclosure Controls and Procedures

The Company under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report.

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

The effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that our controls and procedures will detect all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained.

Changes in Internal Control Over Financial Reporting

Except for the installation of consolidation software, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June  30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds.

On June 30, 2008, the Company issued 1,155 shares of common stock to a former independent director as compensation for past services. The shares issued to the director were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated there under and in reliance on similar exemptions under applicable state laws, as the offering was not a public offering.

The Company’s credit agreement with Comerica Bank directly restricts the Company’s ability to declare or pay dividends without Comerica’s consent. In addition, pursuant to the Company’s credit agreement with Comerica, the Company must maintain a minimum tangible effective Net Worth and a Debt Service Coverage Ratio, as they are defined in the credit agreement. This tangible net worth requirement takes into account dividends paid to the Company’s shareholders. Therefore, in determining whether the Company can pay dividends, or the amount of dividends that may be paid, the Company will also have to consider whether the payment of such dividends will allow the Company to maintain the tangible net worth requirement in the Company’s credit agreement.

Item 3—Defaults Upon Senior Securities

Not applicable.

Item 4—Submission of Matters to a Vote of Security Holders

During the second quarter of our fiscal year ended December 31, 2008, our shareholders provided the requisite written consent to amend our Articles of Incorporation in order to change our corporate name from “Veri-Tek International, Corp.” to “Manitex International, Inc.” (the “Charter Amendment”). Our Board approved resolutions authorizing us to file the Charter Amendment with the Michigan Department of Labor and Economic Growth, subject to the approval of our shareholders. In order to adopt the Charter Amendment, the holders of a majority of our outstanding shares of common stock on the record date, February 28, 2008, had to provide us with their written consent in favor thereof by April 28, 2008. By April 28, 2008, the holders of 6,715,235 shares representing 68.5% of our outstanding shares of common stock on the record date (the “Majority Holders”) approved the Charter Amendment pursuant to a written consent. We affected the Charter Amendment by filing a Certificate of Amendment with the Michigan Department of Labor and Economic Growth, which became effective on May 28, 2008.

Our Annual Meeting of Shareholders was held on May 21, 2008. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for and against, as well the number of abstentions and broker non-votes as to each matter.

(a) Our shareholders elected the following persons as directors with votes for, votes against and abstentions listed below for each nominee:

Director Nominee	Votes For	Votes Against	Abstain
Robert S. Gigliotti	7,892,491	—	43,744
David J. Langevin	7,881,791	—	54,444
Terrence P. McKenna	7,892,491	—	43,744
Marvin B. Rosenberg	7,345,270	—	590,965
Steven J. Tober	7,900,041	—	36,194

(b) Our shareholders ratified the appointment of UHY, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008, with votes for, votes against, abstentions, and broker non-votes listed below:

For	Against	Abstain	Broker Non-Votes
6,296,379	12,793	10,750	1,613,313

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

August 7, 2008	By:	/s/ David J. Langevin
David J. Langevin
Chairman and Chief Executive Officer (Principal Executive Officer)

August 7, 2008	By:	/s/ David H. Gransee
David H. Gransee
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)