Form 10-Q
period 2008-09-30
Manitex International, Inc.
filed 2008-11-13
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, no par value, outstanding as of October 28, 2008 was 10,573,158.

MANITEX INTERNATIONAL, INC.

FORM 10-Q INDEX

PART 1 – FINANCIAL INFORMATION

Item  1—Financial Statements

Manitex International, Inc. and Subsidiaries

Consolidated Balance Sheet

(In thousands, except for per share amounts)

	September 30, 2008	December 31, 2007
	Unaudited
ASSETS
Current assets
Cash	$207	$569
Trade receivables (net)	19,270	16,548
Other receivables	31	226
Inventory (net)	21,030	16,048
Deferred tax asset	715	715
Prepaid expense and other	774	762
Current assets of discontinued operations	—	172

Total current assets	42,027	35,040

Total fixed assets (net)	5,637	5,778
Intangible assets (net)	20,047	21,352
Deferred tax asset	4,451	3,940
Goodwill	14,177	14,065

Total assets	$86,339	$80,175

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$1,351	$807
Notes payable—short term	—	82
Current portion of capital lease obligations	261	281
Accounts payable	13,576	9,543
Accrued expenses	2,892	4,408
Other current liabilities	652	486
Current liabilities of discontinued operations	—	265

Total current liabilities	18,732	15,872

Long-term liabilities
Line of credit	18,036	14,191
Deferred tax liability	4,655	4,655
Notes payable	2,323	5,211
Capital lease obligations	4,225	4,422
Deferred gain on sale of building	3,644	3,930
Other long-term liabilities	259	184

Total long-term liabilities	33,142	32,593

Total liabilities	51,874	48,465

Commitments and contingencies
Minority interest	—	1,024
Shareholders’ equity
Common Stock—no par value, Authorized, 20,000,000 shares authorized Issued and outstanding, 10,287,569 and 9,809,340 September 30, 2008 and December 31, 2007, respectively	44,017	41,915
Warrants	1,788	1,788
Paid in capital	251	72
Accumulated deficit	(12,182)	(14,094)
Accumulated other comprehensive income	591	1,026

Sub-total	34,465	30,707
Less: Unearned stock based compensation	—	(21)

Total shareholders’ equity	34,465	30,686

Total liabilities and shareholders’ equity	$86,339	$80,175

The accompanying notes are an integral part of these financial statements

Manitex International, Inc. and Subsidiaries

Consolidated Statement of Operations

(In thousands, except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	Unaudited	Unaudited	Unaudited	Unaudited
Net revenues	$28,542	$26,600	$78,549	$79,689
Cost of Sales	24,343	21,594	65,627	64,665

Gross profit	4,199	5,006	12,922	15,024
Operating expenses
Research and development costs	199	204	656	579
Restructuring expenses	236	—	236	—
Selling, general and administrative expenses, including corporate expenses of $601 and $791 for the three months and $2,295 and $2,727 for the nine months ended September 30, 2008 and 2007, respectively	2,890	2,935	9,368	9,553

Total operating expenses	3,325	3,139	10,260	10,132

Operating income from continuing operations	874	1,867	2,662	4,892
Other income (expense)
Interest income	—	—	—	6
Interest expense	(467)	(891)	(1,459)	(2,796)
Foreign currency transaction losses	(72)	(172)	(84)	(662)
Other income	—	1	52	147

Total other income (expense)	(539)	(1,062)	(1,491)	(3,305)

Income from continuing operations before income taxes	335	805	1,171	1,587
Income tax (benefit)	29	(67)	(367)	147

Net income from continuing operations	306	872	1,538	1,440
Discontinued operations:
Income (loss) from operations of the discontinued Testing and Assembly Equipment segment, net of income taxes (benefit) $(0) and $0 for the three months and $11 and $0 for the nine months ended September 30, 2008 and 2007, respectively	—	(196)	188	(1,162)
Gain (loss) on sale or closure of discontinued operations net of income tax (benefits), net of income taxes of $0 and $0 for three and $14 and $0 for the nine months ended September 30, 2008 and 2007, respectively	—	242	186	(48)

Net income	$306	$918	$1,912	$230

Basic
Earnings from continuing operations	$0.03	$0.10	$0.16	$0.18
Earnings (loss) from discontinued operations	$—	$(0.02)	$0.02	$(0.14)
Gain (loss) on sale or closure of discontinued operations net of income tax	$—	$0.03	$0.02	$(0.01)

Net earnings per share	$0.03	$0.11	$0.19	$0.03
Diluted
Earnings from continuing operations	$0.03	$0.09	$0.15	$0.17
Earnings (loss) from discontinued operations	$—	$(0.02)	$0.02	$(0.13)
Gain (loss) on sale or closure of discontinued operations net of income tax	$—	$0.03	$0.02	$(0.01)

Net earnings per share	$0.03	$0.10	$0.19	$0.03
Weighted average common share outstanding
Basic	10,064,939	8,636,940	9,909,234	8,136,249
Diluted	10,318,731	9,239,276	10,307,964	8,723,865

The accompanying notes are an integral part of these financial statements.

Manitex International, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2008	2007
	Unaudited	Unaudited
Cash flows from operating activities:
Net income	$1,912	$230
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,459	1,607
Decrease in allowances for doubtful accounts	(22)	(44)
Gain on disposal of assets	(42)	(10)
Deferred income taxes	(511)	—
Inventory reserves	(6)	421
Stock based deferred compensation	206	13
Reserve for uncertain tax positions	75	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,863)	(1,060)
(Increase) decrease in inventory	(5,543)	1,908
(Increase) decrease in prepaid expenses	(40)	(226)
Increase (decrease) in accounts payable	4,184	(2,895)
Increase (decrease) in accrued expense	(1,478)	820
Increase (decrease) in other current liabilities	201	(432)
Discontinued operations - cash provided by (used) for operating activities	(93)	26

Net cash provided by (used) for operating activities	(2,561)	358

Cash flows from investing activities:
Purchase of capital equipment	(386)	(22)
Proceeds from the sale of assets of discontinued operations	—	1,131
Proceeds from the sale of equipment	55	16

Net cash provided by (used) for investing activities	(331)	1,125

Cash flows from financing activities:
Borrowing on revolving credit facility	4,009	833
Payments on capital lease obligations	(217)	(258)
Note payments	(1,354)	(11,522)
Net proceeds from the issuance of stock	—	8,019
Proceeds from the issuance of warrants	—	231
Proceeds on the exercise of warrants	—	1,875

Net cash provided by (used) for financing activities	2,438	(822)

Effect of exchange rate change on cash	92	26
Net increase (decrease) in cash and cash equivalents	(454)	661
Cash and cash equivalents at the beginning of the year	569	615

Cash and cash equivalents at end of period	$207	$1,302

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

2. Basis of Presentation

The consolidated financial statements, included herein, have been prepared by the Company without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in financial statements which are prepared in accordance with generally accepted accounting principles have been or omitted. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company’s financial position as of September 30, 2008, and results of its operations and cash flows for the periods presented. The consolidated balances as of December 31, 2007 were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompany consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2007. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the year.

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

Discontinued Operations — The consolidated financial statements present the Testing and Assembly Equipment Segment as a discontinued operation in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. (See Note 5)

Impairment of Long Lived Assets — In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets, including property and equipment, and other identifiable intangibles for impairment annually in the fourth quarter of the year or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. The Company has recorded no losses on impairment of long-lived assets during the nine months ended September 30, 2008 and 2007.

Goodwill and Other Intangibles — As required by SFAS No. 142, “Goodwill and Other Intangibles,” the Company evaluates goodwill for impairment annually in the fourth quarter of the year or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company evaluates goodwill for impairment using the required business valuation method, which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer. The Company has recorded no losses on impairment of goodwill during the nine months ended September 30, 2008 and 2007.

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

Securities of a subsidiary that are convertible into its parent company’s common stock shall be considered, until conversion, among potential common shares of the parent company for the purposes of computing consolidated diluted EPS.

Stock Based Compensation — In accordance with SFAS No. 123R “Share Based Payments” share-based payments to employees, including grants of restricted stock units, are measured at fair value as of the date of grant and are expensed in the consolidated statement of operations over the service period (generally the vesting period).

Comprehensive Income — Statement of Financial Accounting Standard (“SFAS”) No. 130 “Reporting Comprehensive Income” requires reporting and displaying comprehensive income and its components. Comprehensive income includes, in addition to net earnings, other items that are reported as direct adjustments to stockholder’s equity. Currently, the only comprehensive income adjustment required for the Company is a foreign currency translation adjustment, the result of consolidating its foreign subsidiary. Comprehensive income from continuing operations was $37 and $1,377 for the three months and $1,103 and $1,268 for the nine months ended September 30, 2008 and 2007, respectively.

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

Forward Currency Exchange Contracts — Beginning in September 2007, the Company entered into forward currency exchange contracts in relationship such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. In accordance with FAS No. 52, the Company records at the balance sheet date the forward currency exchange contracts at its market value with any associated gain or loss being recorded in current earnings. Both realized and unrealized gains and losses related to forward currency contracts are included in current earnings and are reflected in the Statement of Operations in the other income expense section on the line titled foreign currency transaction losses. The Company has recorded for the nine months ended September 30, 2008 a realized loss of approximately $22 and unrealized loss of approximately $207 and for the three months ended September 30, 2008 a realized loss of $2 and an unrealized loss of $104 related to forward currency contracts.

FAS No. 157 requires that assets and liabilities that are measured at fair value on a recurring basis be categorized according to a three level hierarchies established in the opinion which prioritizes the inputs used in measuring fair value. Fair value of the forward currency contracts are determined on the last day of each reporting period using quoted prices in active markets, which are supplied to the Company by the foreign currency trading operation of its bank. Under FAS No. 157, items valued based on quoted prices in active markets are Level 1 items. The following is summary of items that the Company measures at fair value as of September 30, 2008:

	Level 1	Level 2	Level 3	Total
Liabilities:
Forward currency exchange contracts	$48	$—	$—	$48

Financial Instruments and Credit Risk Concentrations — Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, trade receivables and payables.

The Company maintains its cash balances and marketable securities at banks in Detroit, Michigan and Toronto, Canada. Accounts in the United States are insured by the Federal Deposit Insurance Corporation up to $100. At September 30, 2008 and December 31, 2007, the Company had uninsured balances of $107 and $469, respectively.

The Company attempts to purchase forward currency contracts in relationship so that gains and losses on its forward contracts offsets exchange gains and losses on its on the assets and liabilities denominated in other than the reporting units’ functional currency. Forward currency exchange contracts, if not offset by existing foreign currency positions, will result in the recognition of gains and losses which are not offset. At September 30, 2008, the Company had entered into a series of forward currency exchange contracts. The contracts obligate the Company to purchase approximately CDN $3,000 in total. The contracts which are in various amounts mature between October 1, 2008 and December 31, 2009. Under the contract, the Company will purchase Canadian dollars at exchange rates between .9396 and .9587. The Canadian to US dollar exchange rates was .9397 at September 30, 2008.

For the nine months ended September 30, 2008 three customers accounted for 20%, 14%, and 12% our accounts receivable. For the fiscal year ended December 31, 2007 no single customer accounted for 10% or more of our accounts receivable.

The Company purchased 18% and 11% of total purchases from two suppliers in the third quarter of 2008 and 11% each from the same two vendors for the nine months ended September 30, 2008. Two suppliers constituted 15% and 11% of purchases in the third quarter 2007 and one supplier accounted for 13% of total Company purchases for the nine months ended September 30, 2007.

For the three months ended September 30, 2008, three customers accounted 19%, 14%, and 11% of the Company’s net revenue. Two customers each accounted for 11% of our net revenue for the nine months ended September 30, 2008. No single customer accounted for more than 10% of sales for the third quarter 2007 or the nine months ended September 30, 2007.

Statement of Cash Flows — Non-cash transactions that do not affect earnings are excluded from the statement of cash flows. During the nine months ended September 30, 2008 there were three non-cash events. On September 16, 2008, the holder of 266,000 shares of convertible subsidiary stock exchanged these shares for 266,000 shares of the Company’s common stock. (See note 8.) On May 2, 2008, the Company reached an agreement with debt holders to exchange $1,072 of debt for common stock. The balance sheet effect of this transaction was to decrease long-term notes payable by $1,072 and to increase common stock by $1,072. (See note 7 and 15)

During the quarter ended June 30, 2008, the Company completed its analysis of inventory received in the Noble product line acquisition and determined the value of the inventory was $112 less than previously estimated. The balance sheet effect of this transaction was to decrease inventory by $112 and to increase goodwill by $112.

During the first quarter of 2007, it was agreed that the payable for certain inventory totaling $462 sold to the Company in the first quarter of 2007 and which was still inventory at March 31, 2007 would be offset against the receivable the Company has from GT Distribution. Additionally, a payable in the amount of $116 that the Company had to GT Distribution was offset against the receivable the Company had from GT Distribution. The Statement of Cash Flow for September 30, 2007 excludes the $578 decrease in the related party receivable, the $462 increase in inventory and the $116 decrease in accounts payable as these items are non-cash transactions.

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

The Company has a variable interest in the related entity primarily because of the common shareholder ownership between the Company and GT Distribution, LLC; the Company is exposed to risk in regards to its variable interest. The Company both purchases from and sells to GT Distribution. The Company’s exposure will vary in the future and is dependent on purchase from and sales to GT Distribution as well as payment made to or received from GT Distribution. The Company had a net receivable from GT Distribution or its subsidiaries of approximately $398 and $300 at September 30, 2008 and December 31, 2007, respectively. On October 6, 2008, we acquired substantially all the assets of two subsidiaries of GT Distribution LLC (See note 18.)

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

The following table sets forth the detail of balance sheet captions for discontinued operations as of December 31, 2007.

December 31, 2007
Accounts receivable, net	$132
Cost and estimated earnings in excess of billings, net	40

Total assets	172

Total liabilities-accrued expenses	$265

The following table sets forth the detail of the net income (loss) from discontinued operations for the three and nine months ended September 30, 2008 and 2007:

	For three months ended September 30,		For nine months ended September 30,
	2008	2007	2008	2007
Revenues from discontinued operations	$—	$197	$—	$1,355
Income (loss) from discontinued operations before income taxes	—	(196)	199	(1,162)
Income taxes	—	—	11	—

Net income (loss) from discontinued operations	$—	$(196)	$188	$(1,162)

Gain (loss) on sale of discontinued operations, net of income taxes of $0 and $0 for three months and $14 and $0 for the nine months ended September 30, 2008 and 2007, respectively	$—	$242	$186	$(48)

In 2007 the Company did not record a tax benefit attributable to losses from discontinued operations as the Company may not realize such loss in future years.

The estimated loss on sale is shown below:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Estimated loss on sale of discontinued operations
Employee termination costs	$—	$(33)	$—	$57
Provision for termination of contracts	—	—	(200)	200
Provision for income taxes	—	—	14	—
Gain on sale of assets of discontinued operations	—	(209)	—	(209)

Total (gain) loss on sale of discontinued operations	$—	$(242)	$(186)	$48

During the nine months ended September 30, 2008 the Company reversed the $200 ($186 net of income taxes of $14) reserve for termination of contracts, as management determined that it was not needed. In the three months ended September 30, 2007, the Company reduced it reserve for employee termination costs by $33 as the Company determined that employee termination cost would be less than anticipated.

6. Net Earnings Per Common Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of warrants, restricted stock, exchangeable debt and convertible subsidiary stock. Details of the calculations are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net Income per common share basic and diluted
Earnings from continuing operations	$306	$872	$1,538	$1,440
Earnings (loss) from discontinued operations	—	(196)	188	(1,162)
Gain (loss) on sale or closure of discontinued operations net of income tax	—	242	186	(48)

Net income	$306	$918	$1,912	$230

Earnings per share
Basic
Earnings from continuing operations	$0.03	$0.10	$0.16	$0.18
Earnings (loss) from discontinued operations	—	(0.02)	0.02	(0.14)
Gain (loss) on sale or closure of discontinued operations net of income tax	—	0.03	0.02	(0.01)

Net earnings per common share	$0.03	$0.11	$0.19	$0.03

Diluted
Earnings from continuing operations	$0.03	$0.09	$0.15	$0.17
Earnings (loss) from discontinued operations	—	(0.02)	0.02	(0.13)
Gain (loss) on sale or closure of discontinued operations net of income tax	—	0.03	0.02	(0.01)

Net earnings per common share	$0.03	$0.10	$0.19	$0.03

Weighted average common share outstanding
Basic	10,064,939	8,636,940	9,909,234	8,136,249

Diluted:
Basic	10,064,939	8,636,940	9,909,234	8,136,249
Dilutive effect of restricted stock units	26,892	—	19,924	—
Dilutive effect of warrants	4,270	336,336	95,563	321,616
Dilutive effect of exchangeable debt	—	—	31,700	—
Dilutive effects of exchangeable subsidiary stock (See Note 8)	222,630	266,000	251,543	266,000

Diluted	10,318,731	9,239,276	10,307,964	8,723,865

7. Equity

Issuance of Common Stock and Warrants

Manitex Liftking Shares Exchanged for Common Stock

On September 16, 2008, the Company issued to 266,000 shares of its common stock in exchange for 266,000 shares of stock in its Manitex Liftking Canadian Subsidiary that had value of $1,024. The 266,000 shares of Manitex

Liftking (‘Exchangeable Shares”) were issued on November 30, 2006, as a portion of the aggregate consideration that was paid to acquire the assets of Liftking Industries, Inc. Upon the issuance of the Exchangeable Shares the holder of the shares had a right to exchange the shares for 266,000 shares of Manitex International, Inc. common stock. Upon exchange, the value of the exchangeable shares which was previously shown as a minority interest was reclassed to common stock.

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

Stock Issuance

On September 16, 2008, the Company issued 266,000 shares of its common stock in exchange for 266,000 shares of stock in its Manitex Liftking Canadian Subsidiary.

On June 30, 2008, the Company issued 1,155 shares of common stock to a former independent Director related to restricted stock units that had vested on May 15, 2007.

On June 12, 2008, the Company issued 211,074 shares of common stock in exchange for the cancellation of its note issued in connection with the acquisition of the membership interests of Quantum Value Management, LLC.

On November 12, 2007, the Company granted an aggregate of 10,500 restricted stock units to three independent Directors pursuant to the Company’s 2004 Equity Incentive Plan. One-third of the restricted stock units vested on December 31, 2007 resulting in the issuance on that date of an aggregate of 3,465 shares of the Company’s common stock.

On July 30, 2007, Company issued 2,000 shares of common stock pursuant to the exercise of 1,000 Series A warrants and 1,000 Series B warrants. The exercise of warrants resulted in an increase in common stock of $12 of which approximately $8 represented cash received upon the exercise of the warrants and the balance of approximately $3 represented the value of the exercised warrants as determined upon issuance of the warrants on November 15, 2006. As a result of exercise, the $3 which was previously included in shareholders’ equity under the caption warrants is transferred to common stock.

On July 5, 2007, Company issued 246,000 shares of common stock pursuant to the exercise of 246,000 Series B warrants. The exercise of warrants resulted in an increase in common stock of $1,463 of which approximately $1,046 represented cash received upon the exercise of the warrants and the balance of approximately $417 represented the value of the exercised warrants as determined upon issuance of the warrants on November 15, 2006. As a result of exercise, the $417 which was previously included in shareholders’ equity under the caption warrants is transferred to common stock.

On June 11, 2007, Company issued 198,000 shares of common stock pursuant to the exercise of 99,000 Series A warrants and 99,000 Series B warrants. The exercise of warrants resulted in an increase in common stock of $1,161, of which approximately $822 represented cash received upon the exercise of the warrants and the balance of approximately $339 represented the value of the exercised warrants as determined upon issuance of the warrants on November 15, 2006. As a result of exercise, the $339 which was previously included in shareholders’ equity under the caption warrants is transferred to common stock.

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

At September 30, 2008 and December 31, 2007, the Company had issued and outstanding warrants as follows:

Number of Warrant Shares		Exercise Price	Expiration Date	In Connection With
September 30, 2008	December 31, 2007
450,000	450,000	$4.05	November 15, 2011	Private placement
204,000	204,000	$4.25	November 15, 2011	Private placement
192,500	192,500	$4.62	November 15, 2011	Placement Agent Fee
15,000	15,000	$7.08	June 15, 2011	Investor Relations Services
105,000	105,000	$7.18	September 11, 2012	Placement Agent Fee

No warrants were exercised during the three or nine months end September 30, 2008

2004 Equity Incentive Plan

In 2004, the Company adopted the 2004 Equity Incentive Plan and subsequently amended and restated the plan on September 13, 2007. The maximum number of shares of common stock reserved for issuance under the plan is 350,000 shares. The total number of shares reserved for issuance may, however, may be adjusted to reflect certain corporate transactions or changes in our capital structure. Our employees and members of our board of directors who are not our employees or employees of our affiliates are eligible to participate in the plan. The plan is administered by a committee of our board comprised of members who are non-employee directors. The plan provides that the committee has the authority to, among other things, select plan participants, determine the type and amount of awards, determine award terms, fix all other conditions of any awards, interpret the plan and any plan awards. Under the plan, the committee can grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units, except Directors may not be granted stock appreciation rights, performance shares and performance units. During any calendar year, participants are limited in the number of grants they may receive under the plan. In any year, an individual may not receive options for more than 15,000 shares, stock appreciate rights with respect to more than 20,000 shares, more than 20,000 shares of restricted stock and/or an award for more than 10,000 performance shares or restricted stock units or performance units. The plan requires that the exercise price for stock options and stock appreciation rights be not less than fair market value of our common stock on date of grant.

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

The value of the restricted stock units is being charged to compensation expense over the vesting period. For the three and nine months ended September 30, 2008, the Company recognized compensation expense of $60 and $179 with an offsetting credit to paid in capital related to restricted stock units granted to the Company’s employees and Directors. During the three months and nine months ended September 30, 2007 no restricted stock units were granted or became vested. As of September 30, 2008, there were 66,300 restricted stock units outstanding.

In connection with the departure of one of the Company’s independent directors, the Company awarded 1,155 restricted stock units under its Amended and Restated 2004 Equity Incentive Plan to such director for past services. The award vested on May 15, 2008 and the Company issued 1,155 shares of common stock to such director on June 30, 2008. The stock on date of grant was valued at $6 or $5.12 per share. The value of the stock issued was immediately recognized as compensation expense with an offsetting credit to common stock.

As of September 30, 2008, total deferred compensation related to restricted stock units was $161, additional compensation expense of $31, $97, $32 and $1 will be recognized in the remainder of 2008, 2009, 2010 and 2011, respectively.

8. Minority Interest

On November 30, 2006, the Company issued 266,000 shares of stock in Manitex Liftking Canadian Subsidiary with a value of $1,024. These shares were exchangeable into 266,000 shares of the Company’s Common Stock. Until the shares were exchanged, the value of the exchangeable shares was shown as a minority interest. On September 16, 2008, the shares of stock in Manitex Liftking Canadian Subsidiary were exchanged for 266,000 shares of Manitex International, Inc. Common Stock.

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

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 requires companies to recognize a realized income tax benefit associated with dividends or dividend equivalents paid on nonvested equity-classified employee share-based payment awards that are charged to retained earnings as an increase to additional paid-in capital. EITF 06-11 was adopted on January 1, 2008. The adoption of EITF 06-11 did not have a material impact on our Consolidated Financial Statements.

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

In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP No. 157-3”), to provide guidance on determining the fair value of financial instruments in inactive markets. FSP No. 157-3 became effective for the Company upon issuance, and had no material impact on the Company’s financial position, results of operations or cash flows.

10. Inventory

The components of inventory are as follows:

	September 30, 2008	December 31, 2007
Raw Materials and Purchased Parts (net)	$15,069	$13,047
Work in Process	1,573	1,429
Finished Goods and Replacement Parts	4,388	1,572

Inventories (net)	$21,030	$16,048

11. Goodwill and Intangible Assets

	September 30, 2008	December 31, 2007	Useful lives
Patented and unpatented technology	$10,657	$10,684	10 years
Amortization	(2,298)	(1,501)
Customer relationships	8,284	8,310	20 years
Amortization	(863)	(554)
Trade names and trademarks	4,669	4,675	25 years
Amortization	(402)	(262)
Customer Backlog	469	473	< 1 year
Amortization	(469)	(473)

Intangible assets	20,047	21,352
Goodwill	14,177	14,065

Goodwill and other intangibles	$34,224	$35,417

Amortization expense for intangible assets was $418 and $406 for the three months and $1,254 and $1,368 for the nine month ended September 30, 2008 and 2007, respectively.

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

The following table summarizes the changes in product warranty liability:

	Nine Months Ended
	September 30, 2008	September 30, 2007
Balance January 1,	$950	$821
Accrual for warranties issued during the period	1,122	1,011
Warranty Services provided	(1,324)	(1,012)
Change in estimate	(106)	—
Foreign currency translation	(10)	44

Balance September 30,	$632	$864

13. Line of Credit and Debt

Revolving Credit Facility

At September 30, 2008, the Company had drawn $15,303 under a revolving credit facility. The Company is eligible to borrow up to $20,500, with interest at prime rate (prime was 5.00% at September 30, 2008) plus .25%. The maximum amount of borrowings is limited to the sum of 85% of eligible receivables, and the lesser of 65% of eligible inventory or $8,000 plus $1,000. On October 1, 2008 the $1,000 is reduced to $500 and is further reduced by $500 on January 1, 2009. At September 30, 2008, the maximum the Company could borrow based on available collateral was capped at $19,187. The credit facility’s original maturity date was January 2, 2005. The maturity date was subsequently extended and the note is now due on April 1, 2010. The indebtedness is collateralized by substantially all of the Company assets. Additionally, certain shareholders or former shareholders of the Company have personally guaranteed $1,000 of the note. The facility contains customary limitations including, but not limited to, acquisitions, dividends, repurchase of the Company’s stock and capital expenditures. The loan agreement also requires the Company to have a minimum Tangible Effective Net Worth, as defined in the agreement and 1.2 to 1 Debt Service Coverage Ratio, as defined in the agreement.

Revolving Canadian Credit Facility

At September 30, 2008, the Company had drawn $2,733 (USD) under a revolving credit agreement with a bank. The Company is eligible to borrow up to $4,500 (CDN). The maximum amount outstanding is limited to the sum of 80% of eligible receivables and the lesser of 50% of eligible inventory or CDN $2,500. At September 30, 2008, the maximum the Company could borrow based on available collateral was CDN $4,500. The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets. The Company can borrow in either U.S. or Canadian dollars. For the purposes of determining availability under the credit line, borrowings in U.S. dollars are converted to Canadian dollars based on the most favorable spot exchange rate determined by the bank to be available to it at the relevant time. Any borrowings under the facility in Canadian dollars bear interest at the Canadian prime rate (the Canadian prime was 4.75% at September 30, 2008) plus 1.5%. Any borrowings under the facility in U.S. dollars bear interest at the U.S. prime rate (prime was 5.00% at September 30, 2008) plus .25%. The credit facility has a maturity date of April 1, 2010.

Note Payable Issued to Acquire QVM

In connection with the acquisition of the membership interests of QVM, the Company issued a note payable to the former members of QVM for $1,072. The note matures on the earlier of July 2, 2009, upon a change in control as defined in the note or if the Company receives cash proceeds of at least $25,000 from the sale of its common stock or securities convertible or exchangeable for its common stock. Interest is payable on the first day of each calendar quarter, commencing on September 1, 2006. The Interest is computed using the prime rate announced by Comerica Bank at its Detroit office on the last business day immediately preceding the applicable interest payment date. In the event of default interest is accelerated and increased to prime plus 3%.

Under an agreement dated May 2, 2008, the Company issued 211,074 shares of the Company’s common stock to former Members of QVM and the note was cancelled. See Note 7 for additional details.

Note Payable Issued to Acquire Liftking Industries

In connection with the Liftking Industries’ Acquisition, the Company has a note payable to the seller for $1,800 (CDN) or $1,691 (US). The Note shall provide for interest at 1% over the prime rate of interest charged by Comerica Bank for Canadian dollar loans, calculated from the closing date and payable quarterly in arrears commencing April 1, 2007, and for principal payments of two hundred thousand dollars (CDN) quarterly commencing April 1, 2007, with the final installment of principal and interest thereon due December 31, 2011. The note payable is subject to a general security agreement which subordinates the seller’s security interest to the interest of the buyer’s senior secured credit facility, but shall otherwise rank ahead of the seller’s other secured creditors.

Note Payable—Bank

At September 30, 2008, the Company has a $1,983 note payable to a bank. The note payable to the bank was assumed in connection with the QVM acquisition. The note was due on September 10, 2006 .The maturity date has subsequently been extended and the note is now due on April 1, 2010. The note has an interest rate of prime plus 1% until maturity, whether by acceleration or otherwise, or until default, as defined in the agreement, and after that at a default rate of prime plus 4%. Until June 30, 2008 the Company was not required to make principal payments, but was required to make interest payments on the first day of each month. Commencing on July 1, 2008, the Company is also required to make monthly principal payments of $50 on the first day of each month. The bank has been granted security interest in substantially all the assets of the Company’s Manitex subsidiary. Until October 18, 2007, the former members of QVM guaranteed the note. On October 18, 2007, the bank released the former members of QVM from their guarantees.

Capital Leases

The Company has a twelve year lease which expires in April 2018 that provides for monthly lease payments of $70 for its Georgetown, Texas facility. The lease has been classified as a capital lease under the provisions of FASB Statement No. 13. The Company has also entered into several small equipment leases, with lease terms of three years or less that it has determined are required to be capitalized under the provisions of FASB Statement No. 13. The remaining minimum lease payments for these leases are approximately $1. As of September 30, 2008, the Company had total capital lease obligations of $4,486.

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

The reserve for legal settlements decreased $235 from $370 at December 31, 2007 to $135 at September 30, 2008. The change in the reserve is principally the result of making two settlement payments which totaled $227 during the first quarter 2008. At December 31, 2007, reserves to settle these two cases had been established for $227, as such there was no impact on earnings for the nine months ended September 30, 2008 related to these two settlement payments. Except as noted above, there has been no material changes in amounts accrued for legal settlements.

It is reasonably possible that the “Estimated Reserve for Product Liability Claims” may change within the next 12 months. A change in estimate could occur if a case is settled for more or less than anticipated, or if additional information becomes known to the Company.

15. Transactions between the Company and Related Parties

In the course of conducting its business, the Company has entered into certain related party transactions. In April, 2006, prior to its acquisition by the Company, Manitex completed a sale and leaseback transaction of its Georgetown, Texas facility to an entity controlled by one of its affiliates, who was also a significant shareholder of the Company. The sale price was $5,000 and the proceeds of the transactions were used to reduce Manitex’s debt under its credit facility. The lease has a twelve year term and provides for an initial monthly rent of $67 which is adjusted annually by the lesser of the increase in the Consumer Price Index (“CPI”) or 2%. The aforementioned CPI adjustment raised the monthly rent to $70 effective April 2008. Although the Company did not obtain an independent valuation of the property or the terms of the sale and leaseback transaction in connection with its acquisition of Manitex, it believes the terms of the lease are at least as favorable to the Company as they could have obtained from an unaffiliated third party.

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

On October 6, 2008, the Company completed the acquisition of substantially all of the assets of Schaeff Lift Truck Inc. (“Schaeff”) and Crane & Machinery, Inc. (“Crane,” together with Schaeff, the “Sellers”) pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) with the Sellers and their parent company, GT Distribution, LLC (“GT”). (See Note 18 for further details)

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Rent paid - Georgetown Facility 1	$209	$205	$622	$611
Rent paid - Woodbridge Facility 2	114	118	345	310
Rent paid - Bridgeview Facility 3	13	9	40	9
Sales to:
Crane & Machinery, Inc	$130	$25	$165	$196
BGI USA, Inc.	(4)	32	(3)	41
Schaeff Lift Truck, Inc.	63	179	285	476
SL Industries, LTD	—	2	1	2
Liftmaster.	11	140	128	246

Total Sales	$200	$378	$576	$961

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Purchases from:
BGI USA, Inc	$98	$461	$695	$776
Crane & Machinery, Inc	—	—	—	19
Schaeff Lift Truck, Inc.	8	55	13	624
SL Industries, Ltd.	40	204	657	1,176
Liftmaster.	77	22	354	64

Total Purchases	$223	$742	$1,719	$2,659

Miscellaneous Transactions:
Professional services provided or (received) by Schaeff Lift Truck (Outsourced staffing)	$36	$(23)	$89	$(23)
Professional services provided by LiftMaster, Inc. (Outsourced staffing)	$—	$—	$45	$—
Operating loan provided to Schaeff Lift Truck	$—	$46	$—	$46

1	The Company leases its 188,000 sq. ft. Georgetown, Texas manufacturing facility from an entity owned by one of the Company’s former significant shareholders. Pursuant to the terms of the lease, the Company makes monthly lease payment of $70. The Company is also responsible for all the associated operating expenses including, insurance, property taxes and repairs. Under the lease, which expires April 30, 2018, monthly rent is adjusted annually by the lesser of increase in the Consumer Price Index or 2%.

2	The Company leases its 85,000 sq. ft. Woodbridge facility from an entity owned by a stockholder of the Company and relative of Manitex Liftking ULC’s, president and CEO. Pursuant to the terms of the lease, the Company makes monthly lease payments of $38. The Company is also responsible for all the associated operating expenses, including insurance, property taxes, and repairs. The lease will expire on May 31, 2009.
3	The Company leases 11,750 sq. ft of office and warehouse space in GT Distribution Chicago facility for approximately $4 per month. The lease will expire on May 31, 2010.

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

The receivable from GT Distribution was reduced from $4,722 to $4,144 during the quarter ended March 31, 2007, a decrease of $578. During the quarter ended March 31, 2007, GT Distribution sold inventory to the Company. During the first quarter of 2007, it was agreed that the payable for certain inventory totaling $462 sold to the Company in the first quarter of 2007 and which was still inventory at March 31, 2007 would be offset against the receivable the Company has from GT Distribution. Additionally, a payable in the amount of $116 that the Company had to GT Distribution was offset against the receivable the Company had from GT Distribution. The Statement of Cash Flow for September 30, 2007 excludes the $578 decrease in the related party receivable, the $462 increase in inventory and the $116 decrease in accounts payable as these items are non-cash transactions.

As of September 30, 2008, the Company had $480 outstanding accounts receivable from GT Distribution and $82 outstanding accounts payable due to GT. Additionally, the Company has a $109 outstanding accounts receivable from LiftMaster, Inc. as of September 30, 2008.

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

The Company has a note payable to the former owners of Liftking Industries, Inc. for $1,691 (US) issued in connection with the acquisition of Liftking Industries ULC. It was determined subsequent to the acquisition, that the note would be a related party transaction since Manitex Liftking’s President is a relative of the primary holder of the note.

16. Restructuring Expenses

The Company is currently evaluating the manufacturing processes at its Manitex Liftking facility. Our objective is to improve production efficiencies and to lower our costs. The review initiative, however, is still in the early stages and substantive benefits that may be derived are still in the future. An evaluation of the current staffing has been completed. As result, the workforce was reduced by 26 employees to align the size of our workforce to our current production requirements. In connections with the reduction in force, the Company was required to pay terminated employees $236 in severance, which has been included in operating expense and is shown in the income statement on a line entitled “restructuring expenses”.

17. Income Taxes

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes it will make a cumulative adjustment. The 2008 annual effective tax rate is estimated to be approximately 7.3% (which includes U.S., state and local and foreign taxes) based upon the Company’s anticipated earnings both in the U.S. and in foreign jurisdictions.

For the three months ended September 30, 2008, the Company recorded an income tax provision of $29 which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes. For the three months ended September 30, 2007, the Company recorded a tax benefit of $(67) which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes. A benefit was recorded for the three months ended September 30, 2007 as the impact of lowering the effective tax rate from 27.4% to 9.3% more than offset the provision for income taxes on the quarter’s earnings.

For the nine months ended September 30, 2008, the Company recorded an income tax benefit of $367 which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes offset by a discrete item related to the recognition of a deferred tax asset for the Texas Temporary Margin Tax Credit as a result of a resolution of an income tax examination. For nine months ended September 30, 2007, the Company recorded a tax provision of $147 which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes.

The Company adopted FIN 48 effective January 1, 2007 and had no material unrecognized tax benefits as of the adoption date. The Company’s total unrecognized tax benefits as of September 30, 2008 were approximately $260 which, if recognized, would affect the Company’s effective tax rate. As of September 30, 2008, the Company had accrued immaterial amounts for the potential payment of interest and penalties.

18. Subsequent events

Asset Purchase Agreement and Restructuring Agreement

Purchase Agreement

On October 6, 2008, the “Company completed the acquisition of substantially all of the assets of Schaeff Lift Truck Inc. (“Schaeff”) and Crane & Machinery, Inc. (“Crane,” together with Schaeff, the “Sellers”) pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) with the Sellers and their parent company, GT Distribution, LLC (“GT”). In exchange for the assets described in the Purchase Agreement, the Company assumed certain liabilities of the Sellers and issued an aggregate of 108,402 shares of the Company’s common stock to the members of GT, including the Company’s Chairman and Chief Executive Officer, David J. Langevin. Mr. Langevin owns 38.8% of the membership interests of GT. Due to the related-party aspects of this transaction, the Purchase Agreement and the transactions contemplated thereby were approved by a committee of the Company’s independent Directors (the “Special Committee”) and the Audit Committee of the Company’s Board of Directors. The Special Committee also received a fairness opinion from an independent financial advisory firm that the consideration to be paid by the Company pursuant to the Purchase Agreement to acquire the Sellers’ assets and liabilities, including the shares of the Company’s common stock issued pursuant to the Restructuring Agreement (as defined below), is fair from a financial point of view.

Restructuring Agreement

In connection with the purchase of substantially all of the assets of the Sellers, the Company agreed to assist the Sellers and GT in restructuring certain debt owed to Terex Corporation (“Terex”). Accordingly, on October 6, 2008, the Company entered into a Restructuring Agreement (the “Restructuring Agreement”) with Terex and Crane pursuant to which the Company agreed to: (1) execute and deliver to Terex a promissory note in favor of Terex in the amount of $2,000,000 (the “Term Note”), (2) issue 160,976 shares of the Company’s common stock to Terex

(the “Stock Consideration”), and (3) provide Terex with piggyback registration rights through the simultaneous execution of a piggyback registration rights agreement between Terex and the Company (the “Registration Rights Agreement”). In addition, Crane executed a Security Agreement to Terex granting Terex a lien on and security interest in all of the assets of Crane (the “Security Agreement”). In consideration of the foregoing, Terex agreed to surrender and cancel, effective the date the foregoing obligations are satisfied, a certain interest in the nature of equity valued at $5,495,000.

Under the Term Note (also dated October 6, 2008), the Company is obligated to make annual principal payments to Terex of $250,000 commencing on March 1, 2009 and on each year thereafter through March 1, 2016. So long as the Company’s common stock is listed for trading on the NASDAQ or another national stock exchange, the Company may opt to pay up to $150,000 of each annual principal payment in shares of the Company’s common stock having a market value of $150,000. The maturity date of the Term Note is November 10, 2016. Accrued interest under the Term Note will be payable quarterly commencing on January 1, 2009. The unpaid principal balance of the Term Note will bear interest at 6% per annum (the “Note Rate”). The Term Note is secured by the collateral granted to Terex under the terms of the Security Agreement described below.

Upon an event of default under the Term Note, Terex may elect, among other things, to accelerate the Company’s indebtedness thereunder. The Term Note contains customary events of default, including (1) the Company’s failure to pay principal and interest when due, (2) events of bankruptcy, (3) cross-defaults under the Restructuring Agreement and other indebtedness, (4) judgment defaults and (5) a change in control of the Company.

Summary of Aggregate Consideration Paid

The assets of Crane and Schaeff were acquired for consideration of approximately $3,617, in the aggregate which consisted of 269,378 shares of the Company’s common stock with a value of approximately $867, a Term Note for $2,000 and $750 to pay the balance outstanding under Schaeff’s line of credit.

Shareholders’ Rights Plan

On October 17, 2008, the Board of Directors of Manitex International, Inc. (the “Company”) declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, no par value (“Common Shares”), of the Company. The dividend is payable upon the close of business on October 31, 2008 to the shareholders of record upon the close of business on October 21, 2008 (the “Record Date”). Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, no par value (“Preferred Shares”), of the Company, at a price of $35.00 per one one-hundredth of a Preferred Share, subject to adjustment (the “Purchase Price”).

The rights are not currently exercisable, but would become exercisable if certain events occur relating to a person or group acquiring or attempting to acquire 15% (or, in the case of certain holders, 30%) (“Acquirer”) or more of our outstanding Common Shares. Each holder of a Right, except for the Acquirer (or as otherwise provided in the Rights Agreement) will thereafter have the right to receive upon exercise that number of Common Shares (or, in certain circumstances, cash, property or other securities of the Company or a reduction in the Purchase Price) having a market value of two times the then current Purchase Price.

The rights expire on October 17, 2018, unless redeemed or exchanged by the Company earlier.

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

(1)	difficulties in implementing new systems, integrating acquired businesses, managing anticipated growth, and responding to technological change;

(2)	our ability to negotiate extensions of our current credit agreements and to obtain additional debt or equity financing when needed;

(3)	the cyclical nature of the markets we operate in;

(4)	increases in interest rates;

(5)	government spending, fluctuations in the construction industry, and capital expenditures in the oil and gas industry;

(6)	Some of our customers rely on financing with third party to purchase our products.

(7)	the performance of our competitors;

(8)	shortages in supplies and raw materials or increases in costs of materials;

(9)	our level of indebtedness and ability to meet financial covenants required by our debt agreements;

(10)	product liability claims, intellectual property claims, and other liabilities;

(11)	the volatility of our stock price;

(12)	the willingness of our stockholders and directors to approve mergers, acquisitions, and other business transactions;

(13)	currency transaction (foreign exchange) risk and the risks related to forward currency contracts; and

(14)	certain provisions of the Michigan Business Corporation Act and the Company’s Articles of Incorporation, amended, and Amended and Restated Bylaws, and The Company’s Rights Agreement may discourage or prevent a change in control of the Company.

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

OVERVIEW

The Company is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries. Through its Manitex subsidiary, the Company markets a comprehensive line of boom trucks and sign cranes. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including, roads, bridges and commercial construction. The Manitex Liftking subsidiary sells a complete line of rough terrain forklifts and special mission oriented vehicles, as well as other specialized carriers, heavy material handling transporters and steel mill equipment. Manitex Liftking’s rough terrain forklifts are used in both commercial and military applications. Specialty mission oriented vehicles and specialized carriers are designed and built to meet the Company’s unique customer needs and requirements. The Company’s specialized lifting equipment has met the particular needs of customers in various industries that include utility, ship building and steel mill industries. All financial data is in millions, except for share data and where otherwise indicated.

Discontinued Operations

Historically, the Company also designed, developed, and built specialty testing and assembly equipment for the automotive and heavy equipment industries that identifies defects through the use of signature analysis and in-process verification. Against the background of the operating losses generated in recent history by this segment, the Company conducted a strategic review of these operations. On March 29, 2007, our Board of Directors approved a plan to sell our Testing and Assembly Equipment segment’s operating assets, which were based in Wixom, Michigan, including its inventory, machinery, equipments and patents. As a result, our Testing and Assembly Equipment segment has been accounted for as a discontinued operation starting with the first quarter of 2007 until its disposition.

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

Summary of Recent Acquisitions

Effective July 3, 2006, the Company completed the purchase of Manitex, Inc. (“Manitex”) via an acquisition of all of the membership interests in Quantum Value Management, LLC (an entity owned by certain stockholders of the

Company). On November 30, 2006, the Company, through its wholly owned subsidiary, Manitex Liftking, ULC, an Alberta unlimited liability corporation (“Manitex Liftking”), completed the acquisition (the “Liftking Acquisition”) of all of the operating assets of Liftking Industries, Inc., an Ontario, Canada corporation (“Liftking”). As the result of these two acquisitions, the Company is a leading provider of engineered lifting solutions including boom truck cranes, rough terrain forklifts and special mission oriented vehicles. Through the Company’s Manitex subsidiary, it markets a comprehensive line of boom trucks and sign cranes. The Company’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including roads, bridges and commercial construction. Through the Company’s Manitex Liftking subsidiary, it sells a complete line of rough terrain forklifts and special mission oriented vehicles, as well as other specialized carriers, heavy material handling transporters and steel mill equipment. Manitex Liftking’s rough terrain forklifts are used in both commercial and military applications. On July 31, 2007, the Company completed the purchase of all the Noble Forklift Product Line assets (the “Product Line”) from GT Distribution, LLC (“GT Distribution”), a related party. The Noble product line, which is comprised of four rough terrain forklifts in several configurations, is being produced in our two current production facilities located in Woodbridge, Ontario and Georgetown, Texas. (See Note 4 to the Company’s consolidated financial statements for further details regarding the Noble Product Line acquisition)

The financial results for these acquisitions are included in the accompanying consolidated statement of operations from the date of the respective acquisition.

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

Gross profit varies from period to period. Factors that affect gross profit include product mix, production levels and cost of raw materials, including the price of steel. Material prices have been increasing recently. Margins tend to increase when production is skewed towards larger capacity cranes, special mission oriented vehicles, specialized carriers and heavy material transporters.

A significant portion of our sales are financed by financial institutions on behalf of our customers. The availability of financing by third parties is affected by general economic conditions, the credit worthiness of our customers and the estimated residual value of our equipment. Given the current economic conditions and the lack of liquidity in the global credit markets, there can be no assurance that finance companies will continue to extend credit to our customers or their customers as they have in the past. Given the lack of liquidity, our customers may have difficulty selling units that they may have in their inventory. Historically, our customers have placed significant orders in the fourth quarter of the year. There is currently significant uncertainty as to future orders or what our backlog will be going into the new year. This uncertainty is likely to remain until the current liquidity crisis has resolved itself and there is more information on the general state of the economy.

Recent Developments

On October 6, 2008, the Company completed the acquisition of substantially all of the assets of Schaeff Lift Truck Inc. (“Schaeff”) and Crane & Machinery, Inc. (“Crane,” together with Schaeff, the “Sellers”) pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) with the Sellers and their parent company, GT Distribution, LLC. Results for Crane and Schaeff will be included in the company’s financial statement starting on the date of acquisition, October 6, 2008. As such, Crane and Schaeff results are not included in September 30, 2008 financial statements.

Results of Operations

The following discussion considers:

•	Net income for the three and nine month periods ended September 30, 2008 and 2007.

•	Results of the continuing operations for the three and nine month periods ended September 30, 2008 and 2007.

•	Results of the discontinued operations for the nine month periods ended September 30, 2008 and 2007.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Net Income for the three month periods ended September 30, 2008 and 2007

The Company reported net income and net income from continuing operations of $0.3 million for the three months ended September 30, 2008.

The Company reported a net income of $0.9 million for the three months ended September 30, 2007, consisting of a net income from continuing operations of $0.9 million, a loss from discontinued operations of $(0.2) million and income of $0.2 million on the sale and closure of our Testing and Assembly Equipment segment.

Results of the continuing operations for the three month periods ended September 30, 2008 and 2007

For the three months ended September 30, 2008, net income from continuing operations was $0.3 million, which consists of revenue of $28.5 million, cost of sales of $24.3 million, research and development costs of $0.2 million, SG&A costs (excluding corporate expenses and restructuring expense) of $2.3 million, corporate SG&A expenses of $0.6 million, restructuring expenses of $0.2 million, net interest expense of $0.5 million, foreign currency loss of $0.1 million and income tax expense of $0.03 million.

For the three months ended September 30, 2007, net income from continuing operations was $0.9 million, which consists of revenue of $26.6 million, cost of sales of $21.6 million, research and development costs of $0.2 million, SG&A costs (excluding corporate expenses) of $2.1 million, Corporate SG&A expenses of $0.8 million, a foreign currency transaction loss of $0.2 million, interest expense of $0.9, and income tax benefit of $0.1 million.

Net Revenues and Gross Profit – For the three months ended September 30, 2008, net revenues and gross profit were $28.5 million and $4.2 million, respectively. Gross profit as a percentage of net revenue was 14.7% for the three months ended September 30, 2008. For the three months ended September 30, 2007 net revenues and gross profit were $26.6 million and $5.0 million, respectively. Gross profit as a percentage of revenue was 18.8% for the three months ended September 30, 2007.

Net revenues increased $1.9 million to $28.5 million for the three months ended September 30, 2008 from $26.6 million for the comparable three month period in 2007. The increase in net revenue is due to an increase in crane sales of $2.7 million which was offset by a decrease of $0.8 million in forklift/specialized carrier revenues. Approximately 60% of increase in crane revenues is attributed to an increase in chassis sales. The remaining increase is the result of an increase in both part sales and crane revenues (excluding chassis). The Company builds cranes on chassis supplied by the customer or by the Company. The increase in chassis sales is the result of a substantial sales increase to a particular distributor, who has elected to have Manitex supply the chassis. The decrease in forklift/specialized carrier revenue is due to a significant drop in demand for rough terrain commercial forklift. The decrease in demand for rough terrain forklifts is the result of the slowing North American economy.

Crane sales have remained strong as the decrease in sales of cranes with lower lifting capacity have been more than offset by sales of cranes with higher lifting capacity, particularly cranes with lifting capacity above 40 tons. The sales of the higher capacity cranes have remained strong because they are being employed in sectors which have been thriving, principally oil and gas exploration and mining. To date our 45 and 50 ton cranes have faced competition from truck cranes but no significant competition from other boom truck manufactures. The boom truck has both an initial price advantage and a lower cost of operation.

Our gross profit as a percent of net sales decreased, declining 4.1% to 14.7% for the three months ended September 30, 2008 from 18.8% for the comparable 2007 period. An improvement in margins for forklift/specialized carriers had the effect of increasing total Company gross profit percent by approximately 1%. This positive effect was more than offset by a decrease in gross profit percent for our crane products. The improvement in forklift/specialized carrier gross profit percent is the result of recent restructuring activities and the elimination of start-up inefficiencies for the Noble product line (acquired on July 31, 2007 ) which we incurred last year. A strengthening Canadian dollar in 2007 also had an adverse impact on the prior year margin percent for U.S. dollar sales.

The decrease in gross margin percent for crane product is primarily the result of increased material costs, which were not offset by sourcing materials from lower cost countries or by increases in the sale of cranes with higher lifting capacity (which have higher gross margins). Additionally, the increase in sale of chassis, which only have a small mark-up, had the impact of decreasing overall gross profit percent by 0.5%. The Company has instituted a 4 to 5% surcharge on cranes shipped starting in late October to offset the recent increase in material price.

Restructuring expenses – The Company is currently evaluating the manufacturing processes at its Manitex Liftking facility. Our objective is to improve production efficiencies and to lower our costs. The review initiative, however, is still in the early stages and substantive benefits that may be derived are still in the future. An evaluation of the current staffing has been completed. As result, the workforce was reduced by 26 employees to align the size of our workforce to our current production requirements. In connections with the reduction in force, the Company was required to pay terminated employees $0.2 million in severance, which has been included in operating expense and is shown in the income statement on a line entitled “restructuring expenses”.

Selling, general and administrative expense – Selling, general and administrative expense was $2.9 million for both the three months ended September 30, 2008 and 2007. Selling, general and administrative expense for the three months ended September 30, 2008 are comprised of corporate expense of $0.6 million and $2.3 million related to operating companies. Selling, general and administrative expense for the three months ended September 30, 2007 are comprised of corporate expense of $0.8 million and $2.1 million related to operating companies.

Selling, general and administrative expense, excluding corporate expenses, increased $0.2 million to $2.3 million for the three months ended September 30, 2008 from $2.1 million for the comparable three month period in 2007. The increase in selling, general and administrative expense is due to modest variances both favorable and unfavorable on numerous lines items that net to a $0.2 million increase.

Corporate expenses decreased $0.2 million to $0.6 million for the three months ended September 30, 2008 from the $0.8 million for the comparable 2007 three month period. The decrease is principally attributed to lower legal and consulting expenses. Legal expenses were higher in 2007 as they were incurred in conjunction with the SEC review of the S-3 Registration Statement, which was filed on December 21, 2006 and declared effective on September 7, 2007. Consulting expenses were higher in 2007 as a consultant was assisting the Company in meeting its initial year Sarbanes Oxley obligations.

Operating income – Operating income from continuing operations of $0.9 million for the three months ended September 30, 2008 was equivalent to 3.1% of net revenues compared to an operating income of $1.9 million for the three months ended September 30, 2007 or 7.0% of net revenues. The decrease in operating income as percent of net revenues is due principally to the decrease in the Company’s gross profit percent.

Interest expense – Interest expense was $0.5 million and $0.9 million for the three months ended September 30, 2008 and 2007, respectively. The decrease in interest is due to a decrease in average outstanding debt for the three months ended September 30, 2008 versus the three months ended September 30, 2007 and lower interest rates. Although outstanding debt was $26.2 million at both September 30, 2008 and 2007, the average for the three months ended September 30, 2007 was considerable higher. On September 10, 2007, the Company closed a $9.0 million private placement of its common stock. The Company’s net cash proceeds after fees and expenses were $8.2 million and were used to reduce the Company’s outstanding debt. As indicated the Company also benefited from lower interest rates as a significant portion of our debt is indexed to the prime rate. The prime rate decreased from 7.75% at September 30, 2007 to 5.00% at September 30, 2008. Due to the improved financial strength of the Company our bank has agreed to further lower the interest rate on our domestic line of credit from prime plus 0.75% to prime plus 0.25%. and on our the Canadian line from Canadian prime plus 2.0% to Canadian prime plus 1.5% for Canadian dollar borrowings.

Foreign currency transaction loss – As a result of the currency losses incurred in the second quarter 2007, the Company investigated ways to mitigate future foreign currency risk. As a result, the Company began purchasing forward exchange contracts beginning in September of 2007. The Company endeavors to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds. In accordance with FAS No. 52, the Company records at the balance sheet date the forward currency exchange contracts at their market value with any associated gain or loss being recorded in current earnings as a currency gain or loss. For the three months ended September 30, 2008, the Company had a foreign currency transaction loss of $0.1 million which is net of forward currency exchange contracts gains and losses.

The foreign currency transaction loss for the three months ended September 30 2007 was $0.2 million. The foreign currency loss was driven by the continuing unusual strengthening of the Canadian dollar during the three months ended September 30, 2007, when the U.S. to Canadian dollar exchange rate changed from .9404 to 1.0037. The Company issued a note payable for $2.6 million to the former owner of Liftking Industries in connection with its acquisition, which is denominated in Canadian dollars. The Company recorded a foreign exchange loss of $0.2 million for the three months ended September 30, 2007 related to this note. Additionally during the three months ended September 30, 2007, Manitex Liftking, our Canadian subsidiary, had significant sales which were denominated in US dollars and which on settlement generated or will generate a transaction loss of $0.2 million. A gain of $0.2 million on the forward currency exchange contracts held by the Company offsets the aforementioned transaction losses.

The exchange losses were principally incurred before the Company entered into the forward currency exchange contracts in early September 2007. The decision to enter into forward currency exchange contracts was the result of an investigation into methods that could be used to reduce foreign currency risk and was in response to the currency losses incurred in the second quarter 2007. Historically the USD / CDN$ exchange rate has not seen such volatility in a short time period and therefore, the Company had not previously taken any action to mitigate its foreign exchange exposures.

Income tax – The income tax expense for the three months ended September 30, 2008 was $0.03 million. The Company recorded an income tax benefit for the three months ended September 30, 2007 of $0.07 million. The provision for income tax for the three months ended September 30, 2008 consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes. For the three months ended September 30, 2007, the Company recorded a tax benefit of which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes. A benefit was recorded for the three months ended September 30, 2007 as the impact of lowering the effective tax rate from 27.4% to 9.3% more than offset the provision for income taxes on the quarter’s earnings.

Net income from continuing operations – Net income from continuing operations decreased $0.6 million to $0.3 million for the three months ended September 30, 2008 from $0.9 million for the three months ended September 30, 2007 for the reasons described above.

Discontinued operations of the Testing and Assembly Equipment segment for the three month periods ended September 30, 2007

The net loss from discontinued operations for the three months ended September 30, 2007 of $0.2 million is comprised of costs of sales of $0.2 million, operating expenses of $0.2 million offset by revenue of $0.2 million.

During the three month period ended September 30, 2007, the Company recorded a gain of $0.2 million related to closure or discontinuation of operations, which is principally related to gain on the sale of asset.

There was no activity related to discontinued operations for the three months ended September 30, 2008.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net Income for the nine month periods ended September 30, 2008 and 2007

The net income of $1.9 million reported for the nine month period ended September 30, 2008 consists of net income from continuing operations of $1.5 million, income from discontinued operations of $0.2 million and a gain on sale of discontinued operations of $0.2 million The Company reported a net income of $0.2 million for the nine months ended September 30, 2007, consisting of a net income from continuing operations of $1.4 million and a loss from discontinued operations of $(1.2) million and an expected loss on sale of discontinued operations of $(0.05) million.

Results of the continuing operations for the nine month periods ended September 30, 2008 and 2007

For the nine months ended September 30, 2008, net income from continuing operations was $1.5 million, which consists of revenue of $78.5 million, cost of sales of $65.6 million, research and development costs of $0.7 million, SG&A costs excluding corporate expenses of $7.1 million, Corporate SG&A expenses of $2.3 million,, restructuring expenses of $0.2 million, net interest expense of $1.5 million, and an income tax benefit of $(0.4) million.

For the nine months ended September 30, 2007, net income from continuing operations was $1.4 million, which consists of revenue of $79.7 million, cost of sales of $64.7 million, research and development costs of $0.6 million, SG&A costs excluding corporate expenses of $6.8 million, Corporate SG&A expenses of $2.7 million, net interest expense of $2.8 million , a foreign currency transaction loss of $0.7 million, other income of $0.1 million and income tax expense of $0.1 million.

Net Revenues and Gross Profit – For the nine months ended September 30, 2008, net revenues and gross profit were $78.5 million and $12.9 million, respectively. Gross profit as a percent of net revenues was 16.5% for the nine months ended September 30, 2008. For the nine months ended September 30, 2007, net revenues and gross profit were $79.7 million and $15.0 million, respectively. Gross profit as a percent of net revenues was 18.9% for the nine months ended September 30, 2007.

Net revenues decreased $1.1 million to $78.5 million for the nine months ended September 30, 2008 from $79.7 million for the comparable nine month period in 2007. The decrease in revenues is entirely due to a decrease in rough terrain forklift/specialized carrier product line revenues. The decrease in forklift/specialized carrier revenue is attributed to a decrease in military forklift and specialized carrier (transporter) sales offset by an increase in commercial forklift sales. The increase in commercial sales is largely driven by the introduction of Noble rough terrain forklift product line. The Noble rough terrain product line was acquired on July 31, 2007. The decrease in military and specialized carrier sales is attributable to timing of orders, which have historically fluctuated from period to period. Crane sales for the nine months ended September 30, 2008 were up approximately 4% from the same period in the prior year. The increase in crane sales is attributed to a 15% increase in part sales and a modest increase in crane sales (excluding chassis).

Our gross profit as a percent of net revenues decreased, declining 2.4% to 16.5% for the nine months ended September 30, 2008 from 18.9% for the comparable 2007 period. The decreases in the gross profit percent is attributed to lower margins for both the crane and forklift/specialized carriers product lines. The decrease in the gross margin percent for forklift/specialized carriers was approximately 0.5% more than it was for our crane products.

The forklift/specialized carrier product line margin as percentage of net revenue decreased due to a change in product mix and the negative impact that a stronger Canadian dollar had on our margins. Higher margin military and specialized carrier sales were down approximately 70% from the prior year. The margin percent on 2008 military sales was also lower than the prior year due to the impact of the stronger Canadian dollar. As indicated above the increase in commercial sales is largely attributed to Noble rough terrain forklifts sales. Noble product line margins for the first six months were below our typical margin levels, due to inefficiencies experienced in incorporating this new line and because these sales generally did not reflect an announced price increase. A restructuring initiative that occurred early in the third quarter and the elimination of start-up of inefficiencies for the Noble product line and weakening of the Canadian dollar that occurred in the third quarter of 2008 had a positive impact.

Through the second quarter 2008, increases in material prices were largely offset by increases in the sale of cranes with higher lifting capacity (which have higher gross margins), the benefit of sourcing materials from lower cost countries, a price increase that was instituted in mid year 2007 and an improvement in production efficiencies.

In June, the Company announced its annual price increases for all new orders received on or after July 1st. The Company continued to honor old prices on its existing backlog. As such, the benefit from the price increase was not expected to occur until late this year or early next.

Although we had seen material price increases over the first half of the year, these were not nearly of the magnitude that we saw starting late in the second quarter and into the third quarter. It became clear during the third quarter that these rapidly accelerating material price increases were going to adversely impact the Company’s margins. To offset the effect of the price increases, the Company has instituted a 4 to 5% surcharge on cranes shipped starting in late October.

Restructuring expenses – The Company is currently evaluating the manufacturing processes at its Manitex Liftking facility. Our objective is to improve production efficiencies and to lower our costs. The review initiative, however, is still in the early stages and substantive benefits that may be derived are still in the future. An evaluation of the current staffing has been completed. As result, the workforce was reduced by 26 employees to align the size of our workforce to our current production requirements. In connections with the reduction in force, the Company was required to pay terminated employees $0.2 million in severance, which has been included in operating expense and is shown in the income statement on a line entitled “restructuring expenses”.

Selling, general and administrative expense – Selling, general and administrative expense for the nine months ended September 30, 2008 was $9.4 million compared to$ 9.6 million for the comparable period in 2007. Selling, general and administrative expense for the nine months ended September 30, 2008 are comprised of corporate expense of $2.3 million and $7.1 million related to operating companies. Selling, general and administrative expense for the nine months ended September 30, 2007 are comprised of corporate expense of $2.7 million and $6.8 million related to operating companies.

Selling, general and administrative expense, excluding corporate expenses increased $0.3 million to $7.1 million for the nine months ended September 30, 2008 from $6.8 million for the comparable nine month period in 2007. The increase is principally due to an increase in selling expenses for our Manitex subsidiary. The increase is principally related to costs associated with participating in the Con Expo trade show in March 2008. The Con Expo show, which is held every three years, was held in Las Vegas from March 11 to March 15, 2008. This show is an international gathering place for the construction industries. It is estimated that 125,000 professionals from around the world attended the show. Modest variances in a number of other line items offset each other.

Corporate expenses decreased $0.4 million to $2.3 million for the nine months ended September 30, 2008 from $2.7 million for the comparable nine month period in 2007. The decrease is principally attributed to a decrease in consulting expenses and legal fees. Legal expenses were higher in 2007 as they were incurred in conjunction with the SEC review of the S-3 Registration Statement, which was filed on December 21, 2006 and declared effective on September 7, 2007. Consulting expenses were higher in 2007 as a consultant was assisting the Company in meeting its initial year Sarbanes Oxley obligations.

Operating income – Operating income from continuing operations of $2.7 million for the nine months ended September 30, 2008 was equivalent to 3.4% of net revenues compared to an operating income of $4.9 million for the nine months ended September 30, 2007 or 6.1% of net revenues. The decrease in operating income as percentage of net revenues is primarily due to a decrease of 2.4% in the gross margin percentage. Restructuring charges in Manitex Liftking facility of $0.2 million accounted for approximately 0.3% of the decrease in operating income as a percentage of net revenues. A net decrease in research & development expense and selling, general & administrative expenses of $0.1 million offset the effect of a lower gross profit percent by approximately 0.1%.

Interest expense – Interest expense was $1.5 million and $2.8 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease in interest is due to a decrease in average outstanding debt for the nine months ended September 30, 2008 versus nine months ended September 30, 2007 and lower interest rates. Although outstanding debt was $26.2 million at both September 30, 2008 and 2007, the average for the nine months ended September 30, 2007 was considerable higher. On September 10, 2007, the Company closed a $9.0 million private placement of its common stock. The Company’s net cash proceeds after fees and expenses were $8.2 million, and were used to reduce the Company’s outstanding debt. As indicated the Company also benefited from lower interest rates as a significant portion of our debt is indexed to the prime rate. The prime rate decreased from 7.75% at September 30, 2007 to 5.00% at September 30, 2008. Due to the improved financial strength of the Company our bank has agreed to further lower the interest rate on our domestic line of credit from prime plus 0.75% to prime plus 0.25%. and on our Canadian line from Canadian prime plus 2.0% to Canadian prime plus 1.5% for Canadian dollar borrowings.

Foreign currency transaction loss – As a result of the currency losses incurred in the second quarter 2007, the Company investigated ways to mitigate future foreign currency risk. As a result, the Company began purchasing forward exchange contracts beginning in September of 2007. The Company endeavors to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds. In accordance with FAS No. 52, the Company records at the balance sheet date the forward currency exchange contracts at their market value with any associated gain or loss being recorded in current earnings as a currency gain or loss. For the nine months ended September 30, 2008, the Company had a foreign currency transactions loss of $0.1 million which is net of forward currency contracts gains and losses.

The foreign currency transaction loss for the nine months ended September 30, 2007 was $0.7 million. The foreign currency loss was driven by a historically unusual strengthening of the Canadian dollar during the six months ended September 30, 2007, when the U.S. to Canadian dollar exchange rate changed from .8674 to 1.0037. The Company has an acquisition note payable for $2.6 million to the former owner of Liftking Industries, which is denominated in Canadian dollars. The Company recorded a foreign exchange loss of $0.4 million for the nine months ended September 30, 2007 related to this note. Additionally during the nine months ended September 30, 2007, Manitex Liftking, the Company’s Canadian subsidiary, had significant sales which were denominated in U.S. dollars and which on settlement generated or will generate a transaction loss of $0.5 million. A gain of $0.2 million on the forward currency exchange currency contracts held by the Company offsets the aforementioned transaction losses.

The exchange losses were principally incurred before the Company entered into the forward currency exchange contracts in early September 2007. The decision to enter into forward currency exchange contracts was the result of an investigation into methods that could be used to reduce foreign currency risk and was in response to the currency losses incurred in the second quarter 2007. Historically the USD / CDN$ exchange rate has not seen such volatility in a short time period and the Company has not taken any action to mitigate its foreign exchange exposures

Income tax (benefit) – The income tax benefit for the nine months ended September 30, 2008 was $(0.4) million. The income tax expense for the nine months ended September 30, 2007 was $0.1 million. The 2008 effective tax rate differs from the federal statutory rate due to the current utilization of prior year losses for which no benefit was previously received and a tax benefit related to a discrete item for the recognition of a deferred tax asset for the Texas Temporary Margin Tax Credit as a result of a resolution of an income tax examination

Net income from continuing operations – Net income from continuing operations increased $0.1 million to $1.5 million for the nine months ended September 30, 2008 from $1.4 million for the nine months ended September 30, 2007 for the reasons described above.

Discontinued operations of the Testing and Assembly Equipment segment for the nine month periods ended September 30, 2008 and 2007

For the nine months ended September 30, 2008, discontinued operations reported net income of $0.2 million as compared to a loss of $(1.2) million for the nine months ended September 30, 2007. Discontinued operations had income for the nine months ended September 30, 2008 resulting from the reversal of a $0.1 million warranty reserve as it was determined that it was not needed and a $0.1 million payment received related to the settlement of a contract dispute. The net loss from discontinued operations of $(1.2) million for the nine months ended September 30, 2007 is comprised of costs of sales of $1.6 million, and operating expenses of $0.9 million offset by revenue of $1.4 million.

During the nine months ended September 30, 2007, the Company established reserves of $0.1 million to cover employee termination costs and $0.2 million related to contracts terminations. Severance payments made to employees were offset against the $0.1 million reserve. At September 30, 2007, the Company still had a $0.2 million reserve for contract termination. In the third quarter of 2007, the Company recorded a gain of $0.2 million related to closure or discontinuation of operations, which is principally related to gain on the sale of assets.

During the nine months ended September 30, 2008, the Company reversed the $0.2 million reserve for termination of contracts, as it was determined that it was not needed.

Liquidity and Capital Resources

Cash and cash equivalents were $0.2 million at September 30, 2008 compared to $0.6 million at December 31, 2007. As of September 30, 2008, the Company had approximately $3.9 million available to borrow under its credit facility with Comerica Bank. The interest rate on this facility was equal to prime plus .25% (prime was 5.0% at September 30, 2008). The Company’s revolving credit agreement contains customary limitations, including limitations on acquisitions, dividends, repurchases of the Company’s stock and capital expenditures. It also requires the Company to have on the last date of the quarter a minimum “Tangible Effective Net Worth”, which is defined in the agreement, and 1.2 to 1 Debt Service Coverage Ratio, also defined in the agreement. (See Note 13 to our consolidated financial statements for a more detailed on the terms and conditions of our credit facilities) This credit facility matures on April 1, 2010.

Additionally, the Company’s Manitex Liftking subsidiary has a credit facility which allows for borrowings of up to $4.5 (CDN) million as of September 30, 2008. At September 30, 2008, the Company had approximately $1.5 million available to borrow under this Canadian facility. This credit facility allows the Company to borrow in either US or Canadian dollars. Canadian dollar borrowings bear interest at Canadian prime rate plus 1.5% (Canadian prime was 4.75% at September 30, 2008. Any borrowings under the facility in US dollars bears interest at the US prime rate (prime was 5.00% at September 30, 2008) plus .25%. For the purposes of determining availability under the credit line, borrowings in U.S. dollars are converted to Canadian dollar based on the most favorable spot exchange rate determined by the bank to be available to it at the relevant time.

The maximum amount outstanding is limited to the sum of 80% of eligible receivables and the lesser of 50% of eligible inventory or CDN $2.5 million. The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets. This credit facility matures on April 1, 2010.

In connection with the Company’s acquisition of Liftking Industries’, the Company issued a note payable to the seller for CDN $3.2 million, or approximately USD $3.0 million. The note bears interest at the prime rate of interest charged by Comerica Bank for Canadian dollar loans plus 1%. The note requires quarterly principal payments of CDN $0.2 million plus interest commencing on April 1, 2007. The note is collateralized by a second priority security interest in substantially all of the assets of the Company’s Manitex Liftking subsidiary, which is subordinated to the security interest held by the Company’s senior secured lender, Comerica Bank. The note has remaining unpaid balance as of September 30, 2008 of CDN $1.8 million.

At September 30, 2008, the Company had a $2.0 million note payable to Comerica Bank. This note was assumed by the Company in connection with its acquisition of Manitex. This note bears interest at the rate of prime plus 1% and matures on April 1, 2010. Until June 30, 2008 the Company was not required to make principal payments, but was required to make interest payments on the first day of each month. Commencing on July 1, 2008, the Company is also required to make monthly principal payments of $0.05 million on the first day of each month. The bank has been granted security interest in substantially all the assets of the Company’s Manitex subsidiary.

Subsequent to September 30, 2008 both the U.S. and the Canadian prime rates were lowered twice. The U.S. prime rate which was 5.0% at September 30, 2008 was lowered to 4.5% on October 8, 2008 and again to 4.0% on October 29, 2008. The Canadian prime rate which was 4.75% at September 30, 2008 was lowered to 4.25% on October 15,

2008 and again to 4.0% on October 22, 2008. Assuming interest rates are unchanged through December 31, 2008 and debt levels where the same as those outstanding at September 30, 2008 interest expense for the three months December 31, 2008 would decrease by approximately $0.04 million from the prior quarter.

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

2008

Operating activities consumed cash of $2.6 million for the nine months ended September 30, 2008. Net income of $1.9 million and non-cash items that totaled $1.2 million were offset by changes in assets and liabilities, which consumed $5.6 million. The principal non-cash items are depreciation and amortization of $1.5 million and stock based deferred compensation of $0.2 million which is offset by $0.5 increase in a deferred tax asset. An increase in accounts receivable of $2.9 million, an increase in inventory of $5.5 million, and a decrease in accruals of $1.5 million in total consumed $9.9 million of cash. Discontinued operations consumed an additional $0.1 million of cash, the result of the reversal of accrual for contract terminations. Other changes, principally an increase in accounts payable of $4.2 million generated cash of $4.4 million.

The increase in accounts receivable is due to an increase in sales between the third quarter 2008 and fourth quarter 2007 of $1.3 million and because days outstanding has increased by approximately two days. The increase in inventory (including the impact that changes in foreign currency exchange rates has on inventory at our Canadian subsidiary) is related to increases of $2.4 million, $0.2 million and $2.9 million for raw materials, work in process and finished goods, respectively. Certain raw materials have long lead time. Raw material inventory increased as delivery dates on certain customer orders were delayed and materials for these orders were already in house or on order. The raw material inventory on hand on September 30, 2008 has also increased as a result of recent supplier price increases. Although the Company builds nearly all of its cranes against firm customer orders, it has and continues to build a few lower capacity cranes as well as sky cranes for stock. Traditionally these cranes have sold from inventory shortly after they were completed. The period to sell stock cranes has lengthened and as a result this inventory has increases since December 31, 2007. The Company also includes inventories of bare chassis as a component of finished goods. The chassis inventory has increased approximately $1.3 million as the number of chassis in inventory has increased. The Company builds cranes on chassis supplied by the customer or by the Company. The increase in chassis inventory is largely the result of a substantial sales increase to a particular distributor, who has elected to have Manitex supply the chassis. The Company expects the chassis inventory to decline substantially in the fourth quarter. The Company is also reducing the number of cranes it is building for stock to further reduce inventory levels.

The decrease in accrued expenses is related to a decrease in accrued bonuses of $1.0, accrued product liability of $0.3 million and accrued warranty of $0.2 million. The accrual for bonuses decreased as bonuses accrued at December 31, 2007 were paid during the first quarter and because the provision for 2008 bonuses is significantly lower than the prior year provision. The decrease in accrued product liability is principally the result of making settlement payments against amounts which were also accrued at December 31, 2007. The decrease in accrued warranty is in part due to benefits derived from new quality improvement process instituted during the year. As a result defects are prevented or are identified and corrected before shipment occurs and which in turn lowers warranty expenses. Additionally, a disputed warranty claim which was previously accrued for $0.1 million was settled and paid. The increase in accounts payable is due to both an increase in inventory purchases and an increase in accounts payable days outstanding.

Cash flows related to investing activities consumed $0.3 million for the nine months ended September 30, 2008. Capital expenditures of $0.4 million were offset by proceeds on the sale of fixed assets of $0.1 million. During the nine months the Company purchased and installed consolidation software which cost $0.1 million. In addition, a number of fixed assets, none of which were individually significant, were purchased.

Financing activities generated $2.4 million in cash for the nine months ended September 30, 2008. An increase of $4.0 million in borrowings under the Company’s credit facilities was a source of cash. The increase borrowings were offset by note payments and a reduction of capital lease obligations that totaled $1.5 million.

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

Investing activities generated $1.1 million for the nine months ended September 30, 2007, which principally represents the proceeds from sale of the assets of the discontinued Testing and Assembly Equipment segment. The acquisition of Noble Product Line “(Noble”) assets was a non-cash transaction, in which the Company acquired the Noble assets in exchange for the forgiveness of $4.2 million that GT Distribution owed the Company. As a non-cash transaction, the assets acquired and the forgiveness of the liability are both excluded from the cash flow statement. See Note 4 to the consolidated financial statements.

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

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 requires companies to recognize a realized income tax benefit associated with dividends or dividend equivalents paid on nonvested equity-classified employee share-based payment awards that are charged to retained earnings as an increase to additional paid-in capital. EITF 06-11 was adopted on January 1, 2008. The adoption of EITF 06-11 did not have a material impact on our Consolidated Financial Statements.

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

In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP No. 157-3”), to provide guidance on determining the fair value of financial instruments in inactive markets. FSP No. 157-3 became effective for the Company upon issuance, and had no material impact on the Company’s financial position, results of operations or cash flows.

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

Interest Rate Changes — The Company’s debt agreements allow for borrowings based on the prime rate, Eurodollar rate or a base rate. The interest rate incurred by the Company is based on these rates plus a premium. If these rates rise, the Company’s interest expense will increase accordingly. The effect of a 10% interest rate increase on all outstanding debt for the Company would have been an increase in annual interest expense of approximately $120.

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

At September 30, 2008, the Company had entered into a series of forward currency exchange contracts. The contracts obligate the Company to purchase approximately CDN $3.0 million in total. The contracts which are in various amounts mature between October 1, 2008 and December 31, 2009. Under the contracts, the Company will purchase Canadian dollars at exchange rates between .9396 and .9587. The Canadian to U.S. dollar exchange rate was .9397 at September 30, 2008. The Company attempts to purchases forward currency exchange contracts in relationship so that gains and losses on its forward currency exchange contracts offset exchange gains and losses on its on the assets and liabilities denominated in other than the reporting units’ functional currency. Forward currency exchange contracts, if not offset by existing foreign currency positions, will result in the recognition of gains and loss which are not offset.

At September 30, 2008, the Company had a liability of $48 related to the forward currency exchange contracts it held. Fair value of the forward currency exchange contracts are determined on the last day of each reporting period using quoted prices in active markets, which are supplied to the Company by the foreign currency trading operation of its bank. During the nine months ended September 30, 2008, the Company has recorded a realized loss of approximately $22 thousand and an unrealized loss of approximately $207 thousand related to forward currency exchange contracts. During the three months ended September 30, 2008, the Company has recorded a realized loss of approximately $2 thousand and an unrealized loss of approximately $104 thousand related to forward currency exchange contracts. Both realized and unrealized gains and losses related to forward currency exchange contracts are included in current earnings and are reflected in the Statement of Operations in the other income expense section on the line tiled foreign currency transaction losses.

The Company had foreign currency losses net of gains and loss on forward currency contracts of $0.1 million and $0.2 million, respectively and $0.1 and $0.7 for the nine months ended September 31, 2008 and 2007, respectively. The losses for 2007 were largely incurred before the Company started purchasing forward currency exchange contracts to mitigate its risk.

Item 4—Controls and Procedures

Disclosure Controls and Procedures

The Company under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A—Risk Factors

The Company’s critical risk factors can be found in the Company’s most recent Annual Report on Form 10-K filed with the SEC. No material changes in such risk factors have occurred, except as set forth below.

Provisions of the Michigan Business Corporation Act and the Company’s Articles of Incorporation, Amended and Restated Bylaws, and Rights Agreement may discourage or prevent a takeover of the Company.

Provisions of the Company’s Articles of Incorporation and Amended and Restated Bylaws, Michigan law, and the Rights Agreement, dated October 17, 2008, between the Company and American Stock Transfer & Trust Company, LLC, as rights agent, could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial to you. These provisions could discourage potential takeover attempts and could adversely affect the market price of the Company’s shares. Because of these provisions, you might not be able to receive a premium on your investment. These provisions:

•

authorize the Company’s Board of Directors, with approval by a majority of its independent Directors but without requiring shareholder consent, to issue shares of “blank check” preferred stock that could be issued by the Company’s Board of Directors to increase the number of outstanding shares and prevent a takeover attempt;

•	limit our shareholders’ ability to call a special meeting of the Company’s shareholders;

•	limit the Company’s shareholders’ ability to amend, alter or repeal the Company bylaws;

•

may result in the issuance of preferred stock, which would significantly dilute the stock ownership percentage of certain shareholders and make it more difficult for a third party to acquire a majority of the Company’s outstanding voting stock; and

•	restrict business combinations with certain shareholders.

The provisions described above could prevent, delay or defer a change in control of the Company or its management.

Some of our customers rely on financing to purchase our products.

A significant portion of our sales are financed through financial institutions. The availability of financing is affected by general economic conditions, the credit worthiness of our customers and the estimated residual value of our equipment. Deterioration in the credit quality of our customers or the estimated residual value of our equipment could negatively impact the ability of our customers to obtain the resources they need to make purchases of our equipment. Given the current economic conditions and the lack of liquidity in the global credit markets, there can be no assurance that financial institutions will continue to extend credit to our customers or their customers as they have in the past. Given the lack of liquidity, our customers may be compelled to sell their equipment at less than fair value to raise cash, which could have a negative impact on residual values of our equipment. These economic conditions could have a material adverse effect on demand for our products and on our financial condition and operating results.

Price increases in some materials could affect our profitability.

We use large amounts of steel and other items in the manufacture of our products. Recently, market prices of some of our key raw materials have increased significantly. We have experienced significant increases in material costs including steel, which have increased our expenses. If we are not able to reduce product cost in other areas or pass future raw material price increases on to our customers, our margins could be adversely affected.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds.

On October 19, 2006, the Company entered into a Purchase Agreement with LiftKing Industries Inc., LiftKing Incorporated, Mark Aldrovandi, and Louis Aldrovandi pursuant to which the Company purchased all of the operating assets of LiftKing Industries Inc. for, among other things, 266,000 exchangeable shares of common stock of Manitex LiftKing, ULC, which were exchangeable for 266,000 shares of the Company’s common stock. In September of 2008, LiftKing Industries Inc. notified the Company that it intended to exchange its 266,000 shares of Manitex LiftKing, ULC for 266,000 shares of the Company’s common stock. Accordingly, on September 16, 2008, the Company issued 266,000 shares of its common stock to LiftKing Industries Inc. in exchange for the 266,000 shares of Manitex LiftKing, ULC that were originally issued in connection with the Purchase Agreement.

The shares issued to LiftKing Industries Inc. were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws, as there was no public offering.

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

Item 4—Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5—Other Information

Not applicable.

Item 6—Exhibits

See the Exhibit Index set forth below for a list of exhibits included with this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

		Incorporated by Reference			Filing Date	Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.
3.1	Articles of Incorporation, as amended					X

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 13, 2008	By:	/s/ David J. Langevin
David J. Langevin
Chairman and Chief Executive Officer (Principal Executive Officer)

November 13, 2008	By:	/s/ David H. Gransee
David H. Gransee
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)