Form 10-K
period 2008-12-31
Manitex International, Inc.
filed 2009-03-25
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Commission File No.: 001-32401

MANITEX INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Michigan	42-1628978
(State of incorporation)	(I.R.S. Employer Identification No.)
7402 W. 100th Place Bridgeview, Illinois	60455
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (708) 430-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Stock Market LLC
Preferred Share Purchase Rights	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock, no par value (“Common Stock”), held by non-affiliates of the registrant as of June 30, 2008 was approximately $27.4 million based upon the closing price for the Common Stock of $5.12 on the NASDAQ Stock Market on such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 3, 2009 was 10,834,812.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2009 Annual Meeting (the “2009 Proxy Statement”) to be filed with the Commission within 120 days after the end of the fiscal year ended December 31, 2008.

i

ii

PART I

References to the “Company,” “we,” “our” and “us” refer to Manitex International, Inc., together in each case with our subsidiaries and any predecessor entities unless the context suggests otherwise.

Forward-Looking Statements

When reading this section of this Annual Report on Form 10-K, it is important that you also read the financial statements and related notes thereto. This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements and are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, without limitation: (1) projections of revenue, earnings, capital structure and other financial items, (2) statements of our plans and objectives, (3) statements regarding the capabilities and capacities of our business operations, (4) statements of expected future economic conditions and the effect on us and on our customers, (5) expected benefits of our cost reduction measures, and (6) assumptions underlying statements regarding us or our business. Our actual results may differ from information contained in these forward looking-statements for many reasons, including those described below and in the section entitled “Item 1A. Risk Factors”:

(1)	substantial deterioration in economic conditions, especially in the United States and Europe;

(2)	our customers’ diminished liquidity and credit availability;

(3)	difficulties in implementing new systems, integrating acquired businesses, managing anticipated growth, and responding to technological change;

(4)	our ability to negotiate extensions of our credit agreements and to obtain additional debt or equity financing when needed.

(5)	the cyclical nature of the markets we operate in;

(6)	increases in interest rates;

(7)	government spending; fluctuations in the construction industry, and capital expenditures in the oil and gas industry;

(8)	the performance of our competitors;

(9)	shortages in supplies and raw materials or the increase in costs of materials;

(10)	our level of indebtedness and our ability to meet financial covenants required by our debt agreements;

(11)	product liability claims, intellectual property claims, and other liabilities;

(12)	the volatility of our stock price;

(13)	future sales of our common stock;

(14)	the willingness of our stockholders and directors to approve mergers, acquisitions, and other business transactions;

(15)	currency transactions (foreign exchange) risks and the risk related to forward currency contracts; and

(16)	certain provisions of the Michigan Business Corporation Act and the Company’s Articles of Incorporation, as amended, Amended and Restated Bylaws, and the Company’s Preferred Stock Purchase Rights may discourage or prevent a change in control of the Company.

(17)	NASDAQ Capital Markets may cease to list our Common Stock;

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

Our Business

Overview

The Company is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries. Through its Manitex subsidiary it markets a comprehensive line of boom trucks and sign cranes. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including, roads, bridges and commercial construction. Through its Manitex Liftking subsidiary and its Schaeff Lift Truck division, the Company also sells a complete line of rough terrain forklifts, a line of stand-up electric forklifts, cushioned tired forklifts with lifting capacities from 18 thousand to 40 thousand pounds, and special mission oriented vehicles, as well as other specialized carriers, heavy material handling transporters and steel mill equipment. Manitex Liftking’s rough terrain forklifts are used in both commercial and military applications. Specialty mission oriented vehicles and specialized carriers are designed and built to meet the Company’s unique customer needs and requirements. The Company’s specialized lifting equipment has met the particular needs of customers in various industries that include utility, ship building and steel mill industries. The foregoing operations comprise the Company’s Lifting Equipment Segment.

In October 2008, the Company began operating a crane dealership located in Bridgeview, Illinois that distributes Terex rough terrain and truck cranes, Fuchs material handlers, Manitex boom trucks and sky cranes. We treat these operations as a separate reporting segment entitled “Equipment Distribution.” Our Equipment Distribution segment also supplies repair parts for a wide variety of medium to heavy duty construction equipment sold both domestically and internationally. Our crane products are used primarily for infrastructure development and commercial constructions, applications include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance.

History

The Company’s predecessor was founded in 1993. In October 2003, our predecessor company was purchased by Veri-Tek International, Corp., formerly known as Quantum-Veri-Tek, Inc., a Michigan corporation incorporated on October 17, 2003, and an affiliate of Quantum Value Partners, LP, pursuant to an asset purchase agreement. Following the acquisition of Quantum-Veri-Tek in 2003, the Company’s single line of business was to design, develop, and build specialty Testing & Assembly Equipment for the automotive and heavy equipment industries that identifies defects through the use of signature analysis and in-process verification. We refer to this operation as our Testing & Assembly Equipment segment. On March 29, 2007, our Board of Directors approved a plan to sell our Testing & Assembly Equipment segment’s operating assets including its inventory, machinery, equipment and patents. On August 1, 2007, the assets used in connection with the Company’s diesel engine testing equipment were sold to EuroMaint Industry, Inc., a Delaware corporation (“EuroMaint”). As of August 31, 2007, all operations of the former Testing & Assembly Equipment segment had ceased.

The period since 2006 has been a period of significant strategic change for the Company. In fiscal 2006, we completed two acquisitions that introduced boom trucks, sign cranes and lifting equipment into our operations as a new business segment. On July 31, 2007, the Company further expanded its Lifting Equipment segment by purchasing the Noble Forklift product line. The Noble Forklift product line is comprised of four rough terrain forklifts in several configurations, and is being produced in the Company’s existing facilities located in

Woodbridge, Ontario and Georgetown, Texas. Although the revenues for the Noble Forklift product line were not significant in 2007, the Company believes that the acquisition will allow the Company to increase its market penetration in the future.

On May 27, 2008, Veri-Tek International, Corp. filed a Certificate of Amendment to its Articles of Incorporation changing its name to Manitex International, Inc. The name change was effective as of May 28, 2008.

Discontinued Operations

On March 29, 2007, the Company’s Board of Directors approved a plan to sell the Company’s Testing & Assembly Equipment segment in order to focus management’s attention and financial resources on the Company’s Lifting Equipment segment. The plan to sell the Testing & Assembly Equipment segment followed a strategic review made by the Company triggered by a history of significant operating losses by the Testing & Assembly Equipment segment.

In connection with the preparation of our 2006 year-end financial statements, the Board determined that certain assets used in connection with our Testing & Assembly Equipment segment were impaired. Accordingly, we recorded an impairment charge of $6.6 million (See Note 24 to our consolidated financial statements).

On July 5, 2007, the Company entered into an Asset Purchase Agreement with EuroMaint. Under the terms of the Asset Purchase Agreement, the Company agreed to sell and EuroMaint agreed to purchase certain assets of the Company used in connection with the Company’s diesel engine testing equipment business. EuroMaint also assumed and agreed to pay, perform and discharge when due certain obligations of the Company arising in connection with the operation of the Company’s diesel engine testing equipment business. In addition to the assumption of those certain assumed liabilities, EuroMaint agreed to pay to the Company the aggregate purchase price of $1.1 million. This transaction was completed on August 1, 2007. As of August 31, 2007, all operations of the Company’s Testing & Assembly Equipment segment operations had ceased. The Testing & Assembly Equipment segment operated from a leased facility. The lease termination date for this facility was August 31, 2007 (See Note 4 to our consolidated financial statements).

As a result of the Company’s decision to sell the Testing & Assembly Equipment segment, the results of this operation have been reported as a discontinued operation for all periods presented in the Consolidated Financial Statements in accordance with FAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. As a result of discontinuing our Testing & Assembly Equipment segment, the Company operated in only a single business segment, Lifting Equipment until October 6, 2008. On that date, the Company determined that operations of its newly acquired crane distributor would be reported as a separate segment.

Summary of Acquisitions

Effective July 3, 2006, the Company completed the purchase of Manitex, Inc. (“Manitex subsidiary”) via an acquisition of all of the membership interests in Quantum Value Management, LLC (an entity owned by certain stockholders of the Company). On November 30, 2006, the Company, through its wholly owned subsidiary, Manitex Liftking, ULC, an Alberta unlimited liability corporation (“Manitex Liftking”), completed the acquisition (the “Liftking Acquisition”) of all of the operating assets of Liftking Industries, Inc., an Ontario, Canada corporation (“Liftking”). As the result of these two acquisitions, the Company became a leading provider of engineered lifting solutions including boom truck cranes, rough terrain forklifts and special mission oriented vehicles. Through the Company’s Manitex subsidiary, it markets a comprehensive line of boom trucks and sign cranes. The Company’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including roads, bridges and commercial construction. Through the Company’s Manitex Liftking subsidiary, it sells a complete line of rough terrain forklifts and special mission oriented vehicles, as well as other specialized carriers, heavy material handling transporters and steel mill equipment. Manitex Liftking’s rough terrain forklifts are used in both commercial and military applications.

On July 31, 2007, the Company entered into an asset purchase agreement with GT Distribution, LLC (“GT Distribution”), a related party, pursuant to which the Company acquired its Noble product line. The Noble product line, which is comprised of four rough terrain forklifts in several configurations, is produced in our two current production facilities, which are located in Woodbridge, Ontario and Georgetown, Texas. The results for the Noble Forklift product line acquisition have been included in the accompanying consolidated statement of operations from the date of the acquisition.

On October 6, 2008, the Company completed the acquisition of substantially all of the assets of Schaeff Lift Truck Inc. (“Schaeff”) and Crane & Machinery, Inc. (“Crane”) pursuant to an asset purchase agreement with Schaeff, Crane, and their parent company, GT Distribution (“GT”). Mr. Langevin, the Company’s Chairman and Chief Executive Officer owned 38.8% of the membership interests of GT. Due to the related-party aspects of this transaction, the asset purchase agreement and the transactions contemplated thereby were approved by a committee of the Company’s independent directors (the “Special Committee”) and the Audit Committee of the Company’s Board of Directors. The Special Committee also received a fairness opinion from an independent financial advisory firm that the consideration to be paid by the Company for the assets of Schaeff and GT was fair to the shareholders of the Company from a financial point of view. In January 2009, Mr. Langevin assigned his ownership interest in GT to Bob Litchev, a Senior Vice President of Manitex International, Inc. Located in Bridgeview, Illinois, Crane is a distributor of Terex rough terrain and truck cranes and Manitex boom trucks and sign cranes and is being treated as a separate reporting segment entitled “Equipment Distribution.” The Equipment Distribution segment has a long-standing dealer relationship with Terex Corporation and is the authorized Terex rough terrain and truck crane dealer for Cook County, Illinois. Truck cranes differ from boom trucks in that they are built on a specialized chassis and, though road-worthy, are neither licensed or titled but instead are considered a piece of construction equipment. Rough terrain cranes are designed to operate on unpaved, unfinished construction sites and must be delivered by a freight hauler.

Recent events in the credit markets and changes in economic climate

Historically, the demand for the Company’s products depended upon the general economic conditions of the markets in which the Company competes. The Company’s sales depend in part upon its customers’ replacement or repair cycles. Adverse economic conditions, including a decrease in commodity prices, has caused customers in the past to forego or postpone new purchases in favor of repairing existing machinery.

The distress in the financial markets that occurred in the later part of 2008 is unprecedented. The immediate impact was a dramatic decrease in liquidity and credit availability throughout the world. An incredibly rapid and significant deterioration in economic conditions, especially in the United States and Europe followed. The deterioration in economic conditions is ongoing and the ultimate extent of the current recession and the timing of the recovery is unknown. The actions of the United States and other world governments to stimulate the world economy are also unprecedented. The United States stimulus package includes very significant appropriations for improving the country’s infrastructure, which could be a significant benefit to the Company. The ultimate success of governmental actions and the resulting benefits that the Company may see, however, remain unknown.

The above described events had an immediate significant adverse impact on the Company, including a very dramatic curtailment of new orders, as well as requests to delay delivery and, in some cases, the cancellation of existing orders. Some of our dealers were not able to access their existing credits lines which delayed their payments. It appears that our dealers currently have access to their existing credit lines or have been able to replace them with new lines. The Company does not currently expect the distress in the credit markets to result in the Company incurring any significant uncollectible accounts. The depth and length of the recession is unknown, however, and could result in dealers being unable to stay in business. The Company retains a security interest in the cranes it sells in the United States until payment is received, which the Company expects will mitigate the financial impact to it of dealers going out of business.

Based on a significant reduction in our backlog and anticipating the impact of economic conditions and longer sales cycles, we determined that swift management action was necessary to ensure that we balance operating activity with current demand levels. Since the end of the third quarter 2008, we have implemented across the board cost reduction activities that we estimate will yield approximately $5 million in annual expense reductions. The cost of implementing our expense reduction initiative are expected to range between $0.2 million and $0.3 million with $0.1 million recognized in the fourth quarter of 2008 and the remainder to be recognized in the first quarter of 2009. The specific actions we took to achieve these cost reductions comprise headcount reductions of salaried and hourly employees, virtual elimination of overtime, suspension of additional hires and merit increases, reduction in executive and salaried pay, bonus and benefits and the introduction of shortened work weeks. Management determined that these actions, although difficult, were required to enable the Company to adjust to current conditions and position us to respond quickly when the market recovers. We have increased our focus on several new North American and international sales initiatives and supply chain cost reductions, as we rigorously pursue continued market share gains, margin improvement and profitability.

General Corporate Information

The Company’s principal executive offices are located at 7402 W. 100th Place, Bridgeview, Illinois 60455 and our telephone number is (708) 430-7500. The Company’s website address is www.manitexinternational.com. Information contained on our website is not incorporated by reference into this report and such information should not be considered to be part of this report.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

The following is financial information about our Lifting Equipment and Equipment Distribution segments for the years ending December 31, 2008, 2007 and 2006. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, except corporate expenses are not allocated to segments. The Company evaluates segment performance based upon operating income before corporate expenses. Amounts shown are in thousands of dollars.

	AS OF OR FOR THE YEAR ENDED DECEMBER 31,
	2008 (1)(2)	2007 (1)(2)	2006 (1)(2)
Revenues from continuing operations:
Lifting Equipment	$103,343	$106,946	$40,676
Equipment Distribution	2,998	—	—

Total	$106,341	$106,946	$40,676

Operating income from continuing operations:
Lifting Equipment	$6,382	$10,109	$2,543
Equipment Distribution	68	—	—
Corporate expense	(3,042)	(3,756)	(1,384)

Total	$3,408	$6,353	$1,159

Total assets:
Lifting Equipment	$79,635	$79,749	$82,114
Equipment Distribution	6,368	—	—
Corporate	225	254	—
Discontinued operations	—	172	1,730

Total	$86,228	$80,175	$83,844

(1)	The financial data for all years presented reflects the former Testing & Assembly Equipment segment as a discontinued operation.

(2)	Financial results for acquisitions are included from the date of acquisition July 3 2006 for Quantum Value Management, LLC, November 30, 2006 for the assets of Liftking Industries, Inc., July 31, 2007 for Noble product line and October 6, 2008 for the assets of Crane & Machinery, Inc. and Schaeff Lift Truck, Inc. The Company acquired its Equipment Distribution segment in October of 2008 with the acquisition of substantially all the assets of Crane & Machinery.

Lifting Equipment Segment

Boom Trucks

A boom truck is a straight telescopic boom crane outfitted with a hook and winch which is mounted on a standard flatbed commercial (Class 7 or 8) truck chassis. Relative to other lifting equipment, boom trucks provide increased versatility capable of transporting relatively large payloads from site to site at highway speeds. A boom truck is usually sold with outriggers, pads and devices for reinforcing the chassis in order to improve safety and stability. Although produced in a wide range of models and sizes, boom trucks can be broadly distinguished by their normal lifting capability as light, medium, and heavy-cranes. Various models of medium or heavy-lift boom trucks can safely lift loads from 15 to 50 tons and operating radii can exceed 100’. Another advantage of the boom truck is the ability to provide occasional manlift capabilities at a very low cost to height ratio. While it is not uncommon to see a very old boom truck, most replacement cycles seem to trend to seven years.

The Company sells its boom trucks through a network of approximately thirty full service dealers in United States and Canada and through a Mexican dealer, a Middle East dealer and a Russian dealer. A number of our dealers maintain a rental fleet of their own. Boom cranes can be rented for either short or long-term periods. The market for boom cranes has historically been cyclical. Sales of boom cranes grew from 1992, to a peak, in 1998 of 2,719 units. Since then, the market has experienced periods of declines and recovery. Unit sales were the lowest in 2003 when only 1,445 units were sold. In 2006, the demand for boom trucks exceeded the industry capacity to produce the product. In 2006, the industry delivered approximately 2,700 units. Although the industry deliveries for 2007 remained strong at approximately 2,500 units, the demand softened somewhat and allowed the industry to catch up to demand. Although the industry’s unit shipments decreased modestly from 2006 to 2007, the Company unit shipments were up approximately 10% for 2007. The overall industry demand in 2008 decreased by approximately 36% to approximately 1,600 units. Our boom truck shipments were, however, only down approximately 10% in 2008, as our market share continued to increase, rising from 21% in 2007 to 30% in 2008. The Company currently expects overall industry demand to decline significantly again in 2009, with total demand dropping below 1,000 units.

The Company is the second leading producer of boom trucks in North America with approximately 30% of all unit sales. Market share based on revenues is even higher because the Company’s sales are skewed to boom trucks with higher lifting capacity. Although the Company offers a complete line of boom trucks from light to heavy capacity cranes, we believe it is an advantage to be skewed towards the heavier lifting capacity. The heavier capacity cranes have somewhat higher margins and are believed to be less cyclical. Markets that drive demand for boom trucks include power distribution, oil and gas recovery, and new home construction. The new home construction market, which uses lower capacity cranes, is probably the most cyclical and is where our market share is the lowest. We believe that oil and gas extraction offers the best chance for long-term growth, and is a market where the Manitex subsidiary’s products are well represented.

Sign Cranes

A sign crane is similar to a boom truck in that it is a straight telescopic boom crane mounted on a commercially available chassis, but it differs in application. Whereas a boom truck is primarily utilized as a lifting device and occasionally for manlift applications, the sign crane application is the inverse. It is primarily utilized in manlift applications and occasionally used as a relatively low capacity crane. Historically these cranes possessed maximum lifting capacities of three tons and working heights to 140 feet. Only recently has a sign crane been introduced with a maximum capacity of 12 tons. As the primary application revolves around putting people into the air to erect and service signs, the sign crane possesses advanced basket capabilities. Baskets automatically level throughout boom movement, and all utilities necessary to perform erection and service work are provided at the basket. These can include weld leads, gas, air, water and electricity. It is very common for a sign crane to be utilized for 10 to 15 years. Larger fleet replacements are generally at approximately five years.

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

The Company offers its sign cranes through a network of dealers who sell to family run and smaller sized businesses. We are not aware of any centralized reporting agency that exists to size this industry, but management estimates that it could be around 375 machines in an average year. This represents a wholesale market of approximately $30 million when the value of the chassis is excluded and $55 million when included. The Company believes its market share in this segment is approximately 9%. The market has historically been somewhat cyclical fluctuating with general economic conditions. The market for sign cranes was relatively soft during the first nine months of 2008, before coming to a near halt in the fourth quarter. The precipitous decrease in demand in the fourth quarter was the result of the distress in the financial markets and the resulting diminished liquidity and credit availability along with the substantial deterioration in economic condition that followed. The Company expects the market for sign cranes at least for the first part of 2009 to be severely depressed, but is responding with product upgrades and increased sales and marketing efforts.

Trolley Boom Unloader

A trolley boom unloader is a piece of equipment mounted on a Class 7 or 8 chassis, possessing a straight boom of either fixed length or telescopic orientation. Its primary application is the delivery of concrete, precast and masonry supplies to construction sites. Product may then be placed at elevated, ground level or subterranean locations at the preference of the construction crews. A trolley boom is differentiated from a standard crane in that it possesses an under boom trolley, which serves at the lifting device and travels the length of the boom. This feature allows product located very close to the center of rotation to be lifted and unloaded without elevating the boom. Time to unload is reduced, and overhead obstructions are minimized. Capacities are sized around single lifts of various construction materials and are generally of lower capacity than boom trucks.

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

Sales to this industry occur through a mature distribution network. Regional bias for the product makes it attractive in the Midwest and Northeast. The Company estimates that in a normal year, the total annual market for the trolley boom unloaders is between 100 and 175 units with revenues between $4 and 7 million. The Company and one competitor have historically split the market for trolley boom unloaders. The demand for trolley boom unloaders was very low in 2007 and 2008 due to the slump in residential housing construction. The Company’s sales were further impacted as the contract manufacturer that produced trolley boom unloaders for the Company went out of business in 2007. The Company had the technical and production capability to produce unloaders in its Georgetown facility, but did not begin to ship unloaders built in Georgetown until the third quarter of 2008. As a result, trolley boom unloader sales in 2008 were less than $0.5 million. The Company expects to regain the market share lost due to the disruption of supply over time when the market recovers. The trolley boom unloaders market is not expected to recover until new housing construction improves dramatically, which is not expected to happen in 2009.

Rough Terrain Forklifts

Manitex Liftking manufactures a complete range of straight mast forklifts with capacities from 6,000 to 50,000 lbs. and lift heights from 10 to 32 feet. All Manitex Liftking straight mast forklifts feature exceptional ground clearance, easy access to service points, ergonomic controls and easy operation. Manitex Liftking also produces a series of tag along forklifts that mount to trucks with lifting capacity ranging from 4,000 to 6,000 pounds. These mounted forklifts are ideal for bricklaying, landscaping, construction or any other application that requires a forklift to tag along. The forklifts feature an easy to mount system, which allows an operator to securely mount or dismount the forklift quickly.

Manitex Liftking forklifts includes four rough terrain forklifts, in several configurations, which are sold under the Noble trade name. The Noble product line was originally designed and marketed by Caterpillar in 1983 and subsequently through Eagle Pitcher’s dealers. Noble has a reputation for providing durable, innovative and high quality products, and as a result, the Noble product has benefited from very strong distribution, and has a large installed base giving rise to a healthy after-market parts business. The Noble rough terrain forklifts are currently distributed through the Caterpillar dealer network.

The Company sells its rough terrain forklifts through a network of approximately fifty dealers in the United States and Canada.

Military Forklifts

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

The timing of customer orders can be expected to result in fluctuations in revenues from period to period. The expected fluctuations, however, are not as dependent on general economic conditions as is our commercial business.

Mission Oriented Vehicles and Specialized Carriers

Special mission oriented vehicles and specialized carriers are designed and built to meet the Company’s unique customer needs and requirements. The Company’s specialized lifting equipment has met the particular needs of customers in various industries including utility, ship building and steel mill industries. Mission oriented vehicles and specialized carriers are sold directly to the end users.

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

Part Sales

The Lifting Equipment segment supplies repair and replacement parts for all of its products. The parts business margins are higher than our overall margins and accounts for approximately 16% of our revenues.

Equipment Distribution Segment

The Company acquired its Equipment Distribution segment in October of 2008 with the acquisition of substantially all the assets of Crane. The Equipment Distribution segment located in Bridgeview, Illinois is a distributor of Terex rough terrain and truck cranes, Fuchs material handlers, Manitex boom trucks and sky cranes. The Equipment Distribution segment sells its products predominately to end users, including the rental market. Its products are used primarily for infrastructure development and commercial construction, and its applications include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance. The Equipment Distribution segment supplies repair parts for a wide variety of medium to heavy duty construction equipment and sell both domestically and internationally. The segment also provides repair services in the Chicago area. Revenues attributable to the Company’s Equipment Distribution segment were less than 10% of the Company’s total revenues for fiscal year 2008.

Total Company Revenues by Sources

The sources of the Company’s revenues are summarized below:

	2008	2007	2006
Boom trucks	65%	62%	78%
Sign cranes	3%	4%	6%
Trolley boom unloaders	0%	1%	3%
Rough terrain forklifts	11%	8%	1%
Military forklifts	2%	8%	—
Mission oriented vehicles and specialized carriers	1%	2%	—
Rough terrain & truck cranes	2%	—	—
Part sales	16%	15%	12%

Total Revenue	100%	100%	100%

Cropac Equipment, Inc., Craneworks, Inc., and Allied Crane & Machinery accounted for 11%, 10%, and 10%, respectively, of the Company’s revenue in 2008. In 2007, no customers accounted for 10% or greater of the Company’s revenue. Two customers, H&E Equipment and Acme Lift accounted for 14% and 11% respectively, of the Company’s 2006 revenue.

Raw Materials

The Company both purchases and fabricates components used in production. Our Manitex subsidiary fabricates cranes which are mounted on truck chassis, which are either purchased by the Company or supplied by the customer. The Company purchases steel and a variety of machined parts and subassemblies including weldments, cylinders, winches, and cables. Manitex Liftking builds rough terrain forklifts, and other specialized carriers. Manitex Liftking fabricates its own cylinders, masts, and frames using quality steel and the most modern technology. Manitex Liftking purchases engines, transmissions, axles, tires and rims.

Lead times for our components vary from several weeks to many months. The Company is vulnerable to an interruption of supply in instances when only one supplier has been qualified and qualification and supply source changes can exceed a year. The Company has been working on qualifying secondary sources to assure supply and to reduce costs. The degree to which our supply base can respond to changes in market demand directly affects our ability to increase production and the Company attempts to maintain some additional inventory in order to react to unexpected increases in demand. In 2008 and 2007, there were no significant shortages of raw materials that adversely affected production although in 2008 supply shortages did lead to increased prices for certain steel grades. The Company, however, has had its production in the past constrained at times by the ability of its weldments supplier to deliver sufficient quantities when needed.

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

The Company owns and uses several trademarks relating to its brands that have significant value and are instrumental to the Company’s ability to market its products. The Company’s most significant trademarks are its mark “Manitex” (presently registered with the United States Patent and Trademark Office until 2017), and its mark “LIFTKING” (presently registered with the Canadian Intellectual Property Office until 2009). The Manitex and LiftKing trademarks are critically important to the marketing and operation of the Company’s business, as a significant number of our products are sold under those names. The use of the trade name “Noble” is also important to the Company’s business. Although the Company does not own the Noble trade name, it has the right to use the Noble name in connection with its rough terrain forklift product line.

Seasonality

Traditionally, the Company’s peak selling periods for cranes and commercial rough terrain forklifts are in the first half of a calendar year as a result of the need to have new equipment available for the spring, summer and fall construction seasons. The boom truck industry operated at full capacity during 2006 and operated at near full capacity again in 2007. Seasonality is reduced when the industry is operating at full capacity. The Company did not see a significant seasonal effect in 2008. The effect of the distress in the financial markets that occurred in late 2008 resulted in dramatically diminished liquidity and credit availability as well as the substantial deterioration in economic conditions in the United States and throughout the world. This financial crisis has resulted in a precipitous decrease in demand for our products going into 2009. The present economic state makes historical seasonality trends for 2009 of limited value.

The Lifting Equipment segment’s military, special mission oriented vehicles and specialized carriers business is dependent on the receipt of customers’ orders. The timing of customer orders can be expected to result in fluctuations in revenues from period to period. The expected fluctuations, however, are not of a seasonal nature.

Sales of cranes from the Equipment Distribution segment mirror the seasonality of the overall Company. However, the sale of parts is much less seasonal given the geographic breadth of the customer base. Crane repairs are performed by the Equipment Distribution segment throughout the year but are somewhat affected by the slowdown in construction activity during the typically harsh winters in the Midwestern United States.

Competition

Lifting Equipment Segment

The market for the Company’s cranes and commercial rough terrain forklifts is highly competitive. The Company competes based on product design, quality of products and services, product performance, maintenance costs and price. Several competitors have greater financial, marketing, manufacturing and distribution resources than we do. The Company believes that it effectively competes with its competitors. An increasing market share for our crane products strongly supports this conclusion.

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

The Company competes with Linamar, Sellick, Harlo, Manitou, Mastercraft, and Load Lifter in selling rough terrain forklifts.

Equipment Distribution Segment

Our Equipment Distribution segment has a dealership arrangement with Terex and must compete against dealers of other rough terrain and truck crane manufacturers such as Imperial Crane (Tadano) and Walter Payton Power (Grove) who operate in the same geographic market in and around Chicago. The same dynamic holds true in selling Manitex boom trucks which are part of our Lifting Equipment segment. The Equipment Distribution segment competes against Runnion Equipment (dealer for National Crane), Power Equipment Leasing (dealer for Elliott) and Guiffre Cranes (dealer for Terex boom trucks). Runnion is also authorized to sell Manitex boom trucks.

While no geographic limitations exist regarding the Equipment Distribution segment’s ability to sell cranes internationally, the lack of any barriers to entry and the heavy use of the Internet make this a highly active and competitive market in which to distribute cranes.

Competition for our Distribution Equipment Segment’s repair business is even more intense since it is limited geographically due to the necessity of having physical access to the cranes. Most of the above referenced companies also compete in this aspect of the business, as do other types of crane and equipment dealers from nearby areas such as Indiana or Wisconsin.

Parts sales from the Equipment Distribution segment are global in scope and benefit greatly from the Internet and the tenure and expertise of our employees. While competition in this area is almost limitless, the breadth of the products offered and the segment’s long history in this part of the business is we believe a competitive advantage.

The Equipment Distribution segment competes based on the design, quality, and performance of the products it distributes, price and the supporting repair and part services that it provides. Several competitors have greater financial, marketing, and distribution resources than we do. The Company, however, believes that it effectively competes with its competitors.

Backlog

The backlog at December 31, 2008 was approximately $15.7 million, compared to a backlog of approximately $45.1 million at December 31, 2007. The Company expects to ship product to fulfill its existing backlog within the next twelve months.

Research and Development

The Company spent $0.8 million, $0.8 million and $0.2 million on company-sponsored research and development activities for 2008, 2007 and 2006, respectively.

Geographic Information

The information regarding revenue, the basis for attributing revenue from external customers to individual countries, and long-lived assets is found in “Note 15. Segment Information” to our consolidated financial statements, is hereby incorporated by reference into this Part I, Item 1.

Employees

As of December 31, 2008, the Company had 190 employees. The Company has not experienced any work stoppages and anticipates continued good employee relations. Four employees are currently represented by Automobile Mechanics’ Local 701 or covered by collective bargaining agreements. The four employees represented by the Local 701 are mechanics that work in our Equipment Distribution segment. A number of our Equipment Distribution segment’s customers in the Chicago metropolitan area mandate union mechanics usage for any service / repair jobs.

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

Substantial deterioration in economic conditions, especially in the United States and Europe, have had and may continue to have negative effects on the Company’s results of operations and cash flows

Substantial deterioration in economic conditions, especially in the United States and Europe, have had and may continue to have negative effects on the Company’s results of operations and cash flows. Economic conditions affect the Company’s sales volumes, pricing levels and overall profitability. Demand for many of the Company’s products depends on end-use markets. Challenging economic conditions may reduce demand for our products and may also impair the ability of customers to pay for products they have purchased. As a result, the Company’s reserves for doubtful accounts and write-offs f accounts receivable may increase.

Deterioration in the credit quality of our customers or the estimated residual value of our equipment could further negatively impact the ability of our customers to obtain the resources they need to make purchases of our equipment. Reduced credit availability will diminish our customers’ ability to invest in their businesses, refinance maturing debt obligations, and meet ongoing working capital needs. . If these customers do not have sufficient access to credit, demand for the Company’s products will likely decline. Reduced access to credit and the capital markets will also negatively affect the Company’s ability to invest in strategic growth initiatives such as acquisitions.

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

The Company depends on its computer systems. If its computer systems do not perform in a satisfactory manner, it could be disruptive and or adversely affect the operations and results of operations of the Company, including the ability of the Company to report accurate and timely financial results.

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

As of December 31, 2008, the Company’s total debt was $28.1 million, which includes: lines of credit, notes payable, and capital lease obligations.

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

The demand for our product in part depends on the condition of the oil and gas industry and, in particular, on the capital expenditures of companies engaged in the exploration, development, and production of oil and natural gas. Capital expenditures by these companies are influenced by the following factors:

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

The Company has completed four acquisitions since 2006. The successful integration of new businesses depends on the Company’s ability to manage these new businesses and cut excess costs. While the Company believes it has successfully integrated these acquisitions to date, the Company cannot ensure that these acquired companies will operate profitably or that the intended beneficial effect from these acquisitions will be realized.

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

The Company relies on key management.

The Company relies on the management and leadership skills of David Langevin, Chairman and Chief Executive Officer. When Mr. Langevin joined the Company, he signed a three year employment agreement with the Company which expired on December 31, 2008. Under the employment agreement, Mr. Langevin’s employment term automatically extends for successive periods of one year unless either the Company or Mr. Langevin gives written notice to the other party of non-renewal at least 90 days prior to the end of the then current employment term. As such, Mr. Langevin’s employment agreement has been extended until December 31, 2009. The loss of his services could have a significant and negative impact on the Company’s business. In addition, the Company relies on the management and leadership skills of other senior executives. Some of these executives do not have employment or non-compete agreements with the Company. The Company could be harmed by the loss of key personnel in the future.

The Company’s success depends upon the continued protection of its trademarks and the Company may be forced to incur substantial costs to maintain, defend, protect and enforce its intellectual property rights.

The Company’s registered and common law trademarks, as well as certain of the Company’s licensed trademarks, have significant value and are instrumental to the Company’s ability to market its products. The Company’s mark “Manitex” and its mark “Liftking” are important to the Company’s business as the majority of the Company’s products are sold under those names. The Company has not registered all of its trademarks in the United States nor in the foreign countries where it does business. The Company cannot assure you that third parties will not assert claims against any such intellectual property or that the Company will be able to successfully resolve all such claims. If the Company has to change the names of any of its products, it may experience a loss of goodwill associated with its brand names, customer confusion and a loss of sales.

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

Our revenues are generated in U.S. dollars and Canadian dollars while costs incurred to generate revenues are only partly incurred in the same currencies. In addition, we have a note payable for approximately $1.8 million Canadian dollars. Changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings.

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

The Company’s principal shareholders, executive officers and directors beneficially own, in the aggregate, approximately 30% of the Company’s common stock as of March 3, 2009. As a result, these shareholders, acting together, will be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations, sales and purchases of assets. They also could dictate the management of the Company’s business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent you from receiving a premium in such a transaction.

The cost of compliance with Section 404 of the Sarbanes-Oxley Act of 2002 may negatively impact the Company’s income.

The Company is subject to the rules and regulations of the SEC, including those rules and regulations mandated by the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act requires all reporting companies to include in their annual report a statement of management’s responsibilities for establishing and maintaining adequate internal control over financial reporting, together with an assessment of the effectiveness of those internal controls. The costs to comply with these requirements will likely be significant and may adversely affect our operating results. Section 404 further requires that the reporting company’s independent auditors attest to, and report on, this management assessment. The Company is not yet subject to the auditor attestation requirement of Section 404; however, the Company expects its expenses related to its internal and external auditors to be significant. If we fail to maintain a system of adequate controls, it could have an adverse effect on our business and stock price.

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

Future sales of the Company’s common stock by existing shareholders in the public market, or the possibility or perception of such sales, could depress the Company’s stock price.

Sales of a large number of shares of the Company’s common stock, or the availability of a large number of shares for sale, could adversely affect the market price of the Company’s common stock and could impair the Company’s ability to raise funds in additional stock offerings. Approximately 10,418,375 of the Company’s shares are eligible for sale in the public market, approximately 1,545,152 of which are subject to applicable volume limitations and other restrictions set forth in Rule 144 under the Securities Act.

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

The NASDAQ Capital Markets may cease to list our Common Stock which may cause the value of an investment in us to substantially decrease.

We may be unable to meet the listing requirements of the Capital Markets of The NASDAQ Stock Market LLC (“NASDAQ”) in the future. To maintain a listing on the Capital Markets, a listed security must maintain a daily closing bid price per share of $1.00 and the market value of publicly held shares for such security must be greater than $5 million. If the closing bid price per share of a listed security stays below $1.00 or the market value of publicly held shares stays below $5 million for 30 consecutive trading days, a company will have a certain period of time to regain compliance or the listed security will be subject to delisting. For the closing bid price requirement, a company has 180 days to regain compliance and for the minimum market value of publicly held shares requirement, a company has 90 days to regain compliance. The daily bid price of our Common Stock has been less than $1.00 per share since February 20, 2009. The market value of publicly held shares of our Common Stock has been less than $5 million since March 3, 2009.

Although the Company’s closing stock price and the market value of publicly held shares are or have been under the minimum NASDAQ requirements recently, they have not yet been under the minimum NASDAQ requirements for 30 consecutive trading days. As such, the Company is currently in compliance with the NASDAQ requirements. If our stock price remains under $1.00 or our market value of publicly held shares is below $5 million for 30 consecutive trading days, the Company would be out of compliance with the NASDAQ listing requirements.

On October 16, 2008, NASDAQ implemented a temporary suspension of the rules requiring, among other things, a minimum $1.00 closing bid price and a $5 million minimum market value of publicly held shares. On March 23, 2009, NASDAQ extended this suspension until July 20, 2009. NASDAQ may further extend the suspension of the rules. If the Company is not in compliance when the NASDAQ lifts its temporary suspension of the listing requirements and if we are not able regain compliance in specified periods, the Company’s Common Stock may be delisted from NASDAQ.

If our Common Stock is delisted, there may be a limited market for our common stock, trading in the shares of the delisted common stock may become more difficult and the share price for our delisted Common Stock could decrease even further. Our common stock if not listed on NASDAQ or another national securities exchange, may cause potential investors to be prohibited from or less likely to purchase our Common Stock. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The Company’s executive suites are located at 7402 W. 100th Place, Bridgeview, Illinois 60455. The Company has three principal operating plants. The Company builds boom cranes, sign cranes and trolley boom unloaders in its 188,000 square foot leased facility located in Georgetown, Texas. The Company builds rough terrain forklifts and special mission oriented vehicles, as well as other specialized carriers in its 85,000 square foot leased facility located in Woodbridge, Ontario. The Company builds indoor forklifts and operates its crane distribution business in 86,000 square feet leased facility located in Bridgeview, Illinois. The Company’s executive offices are also located in this facility.

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

Market for the Company’s Common Stock

On May 28, 2008, the Company’s common stock was listed on The Nasdaq Capital Market trading under the symbol MNTX. Prior to that date, the Company’s common stock was listed on the NYSE Euronext (formerly known as the American Stock Exchange). The following table sets forth the high and low sales prices of the common stock for the fiscal periods indicated, as reported on The Nasdaq Capital Market and the NYSE Euronext, as applicable:

Price Range of Common Stock

2008	High	Low
First Quarter	$6.05	$4.00
Second Quarter	5.99	3.55
Third Quarter	5.15	2.79
Fourth Quarter	$3.40	$0.63

2007	High	Low
First Quarter	$6.65	$5.37
Second Quarter	8.31	6.50
Third Quarter	8.03	6.24
Fourth Quarter	$7.40	$5.88

Number of Common Stockholders

As of March 03, 2009, there were 51 record holders of the Company’s common stock.

Dividends

During the fiscal years ended December 31, 2008, 2007 and 2006, the Company did not declare or pay any cash dividends on its common stock and the Company does not intend to pay any cash dividends in the foreseeable future. Furthermore, the terms of our credit facility do not allow us to declare or pay dividends without the prior written consent of the lender.

Performance Graph

The following stock performance graph is intended to show our stock performance compared with that of comparable companies. The stock performance graph shows the change in market value of ten thousand dollars invested in our Common Stock, the Russell 2000 Index and a peer group of comparable companies (Construction Equipment Index) for the period commencing February 14, 2005 (the date of our initial public offering) through December 31, 2008. The cumulative total stockholder return of the peer group assumes dividends are reinvested. The stockholder return shown on the graph below is not indicative of future performance.

The Construction Equipment Index consists of the following companies, which are in similar lines of business to Manitex International Inc. Lindsay Corporation, Gencor Industries Inc., and Alamo Group, Inc., Cascade Corporation, and Wabash National, Corporation. The Peer Group Index approximates Manitex’s International, Inc. peer group in range of products provided, target industries and market capitalization in 2005.

In 2008, Manitex International adopted a new peer group for performance comparisons. During 2008, two of the previous peer group members (ASV, Inc., and Gehl Company) were acquired by other organizations, thus are no longer separately traded. The Company selected Cascade Corporation (CAE) and Wabash National Corporation (WNC) to replace the acquired enterprises. The remaining peers, which were historically used for peer group comparisons, are Lindsay Corporation, Gencor Industries and Alamo Group, Inc.

CUMULATIVE TOTAL RETURN

Based upon an initial investment of $10,000 on February 14, 2005 with dividends reinvested

	February 14, 2005	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008
Manitex International, Inc.	$10,000	$9,833	$9,033	$10,117	$1,700
Russell 2000 Index	$10,000	$10,602	$12,404	$12,174	$7,865
Construction Equipment (5 stocks)	$10,000	$9,709	$11,712	$13,272	$7,766

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

The Company implemented a 300-for-1 stock split with respect to its shareholders of record on July 21, 2004, which resulted in the Company having 3,000,000 shares issued and outstanding on such date. The Company implemented a 1-for-3.730879244 reverse stock split to its shareholders of record on February 7, 2005, which resulted in the Company having 804,100 shares issued and outstanding on such date. All share and per share amounts have been restated to retroactively reflect the stock splits for all periods.

The Company saw significant strategic change in 2006 and 2007. In fiscal 2006, we completed two acquisitions that introduced boom trucks, sign cranes and lifting equipment into our operations as a second business segment. Effective July 3, 2006, the Company completed the purchase of Manitex, Inc. (“Manitex subsidiary”) via an acquisition of all of the membership interests in Quantum Value Management, LLC (an entity owned by certain stockholders of the Company). On November 30, 2006, the Company, through its wholly owned subsidiary, Manitex Liftking, ULC, an Alberta unlimited liability corporation (“Manitex Liftking”), completed the acquisition (the “Liftking Acquisition”) of all of the operating assets of Liftking Industries, Inc., an Ontario, Canada corporation (“Liftking”). On July 31, 2007, the Company further expanded its Lifting Equipment segment by purchasing of the Noble Forklift product line. The results for the acquisitions have been included from their respective date of the acquisition.

Against the background of the operating losses generated in recent history by the Testing & Assembly Equipment segment operations based at Wixom, Michigan, the Company conducted a strategic review of these operations. On March 29, 2007, our Board of Directors approved a plan to sell our Testing & Assembly Equipment segment’s operating assets including its inventory, machinery, equipments and patents. As a result, our Testing & Assembly Equipment segment has been accounted for as a discontinued operation starting with the first quarter of 2007 until its disposition. On July 5, 2007, the Company entered into an Asset Purchase Agreement with EuroMaint Industry, Inc., a Delaware corporation (“EuroMaint”). Under the terms of the Asset Purchase Agreement, the Company agreed to sell and EuroMaint agreed to purchase certain assets of the Company used in connection with the Company’s diesel engine testing equipment business. EuroMaint also assumed and agreed to pay, perform and discharge when due certain obligations of the Company arising in connection with the operation of the Company’s diesel engine testing equipment business. In addition to the assumption of those certain assumed liabilities, EuroMaint agreed to pay to the Company the aggregate purchase price of $1.1 million. This transaction was completed on August 1, 2007. As of August 31, 2007, all operations of the Company’s Testing & Assembly Equipment segment had ceased. The Testing & Assembly Equipment segment operated from a leased facility. The lease termination date for this facility was August 31, 2007. The below financial data for the years 2004 to 2008present the former Testing & Assembly Equipment segment as a discontinued operation. See Note 4 in the consolidated financial statements for further details.

On October 6, 2008, the Company completed the acquisition of substantially all of the assets of Schaeff Lift Truck Inc. (“Schaeff”) and Crane & Machinery, Inc. (“Crane”) from GT Distribution, LLC (“GT”) (an entity in which Mr. Langevin, our Chairman and CEO, had 38.8% membership interest). Schaeff, which produces a line of stand-up electric forklifts, further expands the Lifting Equipment segment. Crane is a Chicago area based distributor of Terex and Manitex cranes and is a separate new segment, entitled Equipment Distribution.

	AS OF OR FOR THE YEAR ENDED DECEMBER 31,
	2008 (1)	2007 (1)	2006 (1)	2005 (1)	2004 (1)
Continuing operations:
Revenues	$106,341	$106,946	$40,676	$—	$—
Earnings (Loss) from operations	3,408	6,353	1,159	(584)	(248)
Earnings (loss) from continuing operations before income taxes	1,392	2,289	(786)	(429)	(248)
Provision (benefit) for taxes on income (1)	(407)	163	(239)	(142)	(84)
Net earnings (loss) from continuing operations	1,799	2,126	(547)	(287)	(164)
Discontinued operations:
Earning (loss) from discontinued operations, net	199	(1,122)	(8,342)	(1,965)	(3,290)
Gain (loss) on sale or closure of discontinued operations, net of income tax	200	(48)	—	—	—
Net earning (loss)	$2,198	$956	$(8,889)	$(2,252)	$(3,454)
Basic earning (loss) per share:
Earnings (loss) from continuing operations	$0.18	$0.25	$(0.10)	$(0.07)	$(0.20)
Earning (loss) from discontinued operations, net of income taxes	$0.02	$(0.13)	$(1.56)	$(0.45)	$(4.09)
Gain (loss) on sales or closure of discontinued operations, net of income taxes	$0.02	$(0.01)	$—	$—	$—
Net earnings (loss)	$0.22	$0.11	$(1.66)	$(0.52)	$(4.30)
Diluted earning (loss) per share:
Earnings (loss) from continuing operations	$0.17	$0.23	$(0.10)	$(0.07)	$(0.20)
Earning (loss) from discontinued operations, net of income taxes	$0.02	$(0.12)	$(1.56)	$(0.45)	$(4.09)
Gain (loss) on sales or closure of discontinued operations, net of income taxes	$0.02	$(0.01)	$—	$—	$—
Net earnings (loss)	$0.21	$0.10	$(1.66)	$(0.52)	$(4.30)
Shares used to calculate earnings per share:
Basic	10,071,585	8,557,095	5,346,225	4,339,649	804,100
Diluted	10,375,062	9,214,407	5,346,225	4,339,649	804,100
Total assets:
Continuing operations	$86,228	$80,003	$82,114	$5,131	$2,455
Discontinued operations	—	172	1,730	12,096	9,430
Total assets	$86,228	$80,175	$83,844	$17,227	$11,885
Total debt:
Continuing operations	$28,061	$24,994	$36,980	$—	$—
Discontinued operations	—	—	—	—	14,135
Total debt	$28,061	$24,994	$36,980	$—	$14,135
Total shareholders’ equity	$35,014	$30,686	$18,440	$16,171	$(3,809)

(1)	The financial data for the years 2004 to 2008 presents the former Testing & Assembly Equipment segment as a discontinued operation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of continuing operations should be read in conjunction with the Company’s financial statements and notes, and other information included elsewhere in this Report.

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

It is important to note that our actual results could differ materially from those included in such forward-looking statements due to a variety of factors including: (1) substantial deterioration in economic conditions, especially in the United States and Europe; (2) our customers’ diminished liquidity and credit availability; (3) difficulties in implementing new systems, integrating acquired businesses, managing anticipated growth, and responding to technological change; (4) our ability to negotiate extensions of our credit agreements and to obtain additional debt or equity financing when needed; (5) the cyclical nature of the markets we operate in; (6) increases in interest rates; (7) government spending; fluctuations in the construction industry, and capital expenditures in the oil and gas industry; (8) the performance of our competitors; (9) shortages in supplies and raw materials or the increase in costs of materials; (10) our level of indebtedness and our ability to meet financial covenants required by our debt agreements; (11) product liability claims, intellectual property claims, and other liabilities; (12) the volatility of our stock price; (13) future sales of our common stock; (14) the willingness of our stockholders and directors to approve mergers, acquisitions, and other business transactions; (15) currency transactions (foreign exchange) risks and the risk related to forward currency contracts; and (16) certain provisions of the Michigan Business Corporation Act and the Company’s Articles of Incorporation, as amended, Amended and Restated Bylaws, and the Company’s Preferred Stock Purchase Rights may discourage or prevent a change in control of the Company; (17) NASDAQ Capital Markets may cease to list our Common Stock; (18) other risks described in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K.

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

OVERVIEW

Historically, the Company designed, developed, and built specialty Testing & Assembly Equipment for the automotive and heavy equipment industries that identifies defects through the use of signature analysis and in-process verification. In fiscal 2006, the Company completed two acquisitions that introduced Lifting Equipment into the Company operations as a second segment of activity. Effective July 3, 2006, the Company completed the purchase of Manitex, Inc. (“Manitex subsidiary) via an acquisition of all of the membership interests in Quantum Value Management, LLC (an entity owned by certain stockholders). A leading provider of engineered lift solutions in North America, the Manitex subsidiary is based in Georgetown, Texas. The Manitex subsidiary designs, manufactures, and markets a comprehensive line of boom trucks, sign cranes and trolley boom unloaders. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration, and infrastructure development including: roads, bridges and commercial construction. On November 30, 2006, the Company, through its wholly owned subsidiary, Manitex Liftking, ULC., an Alberta unlimited liability corporation (“Manitex Liftking”) completed the acquisition (the “Liftking Acquisition”) of all of the operating assets of Liftking Industries, Inc. an Ontario, Canada corporation (“Liftking”). Manitex Liftking is headquartered in Woodbridge (Toronto), Ontario and manufactures a complete line of rough terrain forklifts and special mission oriented vehicles, as well as other specialized carriers, heavy material handling transporters, and steel mill equipment. On July 31, 2007, the Company further expanded its Lifting Equipment segment by purchasing the Noble Forklift product line. The Noble product line is comprised of four rough terrain forklifts in several configurations, which are being produced in the Company’s existing facilities located in Georgetown, Texas and Woodbridge, Ontario. Although the revenues for the Noble product were not significant in 2007 the Company believes that the acquisition will allow the Company to increase its market penetration in the future. On October 6, 2008, the Company completed the acquisition of substantially all of the assets of Schaeff Lift Truck Inc. (“Schaeff”) and Crane & Machinery, Inc. (“Crane”) from GT Distribution, LLC. Schaeff, which produces a line of stand-up electric forklifts, further expands the Lifting Equipment segment. Crane is a Chicago area based distributor of Terex and Manitex cranes and is a separate new segment, entitled Equipment Distribution.

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

On March 29, 2007, our Board of Directors approved a plan to sell our Testing & Assembly Equipment segment’s operating assets including its inventory, machinery, equipments and patents. As a result, our Testing & Assembly Equipment segment has been accounted for as a discontinued operation starting with the first quarter of 2007 until its disposition. On July 5, 2007 the Company entered into an Asset Purchase Agreement with EuroMaint Industry, Inc., a Delaware corporation (“EuroMaint”). Under the terms of the Asset Purchase Agreement, the Company agreed to sell and EuroMaint agreed to purchase certain assets of the Company used in connection with the Company’s diesel engine testing equipment business. EuroMaint also assumed and agreed to pay, perform and discharge when due certain obligations of the Company arising in connection with the operation of the Company’s diesel engine testing equipment business. In addition to the assumption of those certain assumed liabilities, EuroMaint agreed to pay to the Company the aggregate purchase price of $1.1 million. This transaction was completed on August 1, 2007. As of August 31, 2007, all operations of the Company’s Testing & Assembly Equipment segment had ceased. The Testing & Assembly Equipment segment operated from a leased facility. The lease termination date for this facility was August 31, 2007.

As a result of the Company’s decision to sell the Testing & Assembly Equipment segment, the results of this operation have been reported as a discontinued operation for all periods presented in the Consolidated Financial Statements. As result of discontinuing our Testing & Assembly Equipment segment, the Company operated in only a single business segment, Lifting Equipment, until October 6, 2008 when the Company acquired Crane. As noted above, Crane is a Chicago area based distributor of Terex and Manitex cranes and is a separate new segment, entitled Equipment Distribution.

The Company, except for our Equipment Distribution segment, derives most of its revenue from purchase orders from dealers and distributors. Our Equipment Distribution segment is a distributor, who sells its products principally to the end user.

Historically, the demand for the Company’s products has depended upon the general economic conditions of the markets in which the Company competes. The Company’s sales depend in part upon its customers’ replacement or repair cycles. Adverse economic conditions, including a decrease in commodity prices, has caused customers in the past to forego or postpone new purchases in favor of repairing existing machinery.

The distress in the financial markets that occurred in the later part of 2008 is unprecedented. The immediate impact was a dramatic decrease in liquidity and credit availability throughout the world. An incredibly rapid and significant deterioration in economic conditions, especially in the United States and Europe followed. The deterioration in economic conditions is ongoing and the ultimate extent of the current recession and the timing of the recovery is unknown. The actions of the United States and other world governments to stimulate the world economy are also unprecedented. The United States stimulus package includes very significant appropriations for improving the country’s infrastructure, which could be a significant benefit to the Company. The ultimate success of governmental actions and the resulting benefits that the Company may see, however, remain unknown.

The above described events had an immediate significant adverse impact on the Company, including a very dramatic curtailment of new orders, as well as requests to delay delivery and, in some cases, the cancellation of existing orders. Some of our dealers were not able to access their existing credits lines which delayed their payments. It appears that our dealers currently have access to their existing credit lines or have been able to replace them with new lines. The Company does not currently expect the distress in the credit markets to result in the Company incurring any significant uncollectible accounts. The depth and length of the recession is unknown, however, and could result in dealers being unable to stay in business. The Company retains a security interest in the cranes it sells in the United States until payment is received, which the Company expects will mitigate the financial impact to it of dealers going out of business.

Our backlog as of December 31, 2008, was $15.7 million, a reduction of $29.4 million from the December 31, 2007 backlog of $45.1 million. Based on a significant reduction in our backlog and anticipating the impact of economic conditions and longer sales cycles, we determined that swift management action was necessary to ensure that we balance operating activity with current demand levels. Since the end of the third quarter 2008, we have implemented across the board cost reduction activities that we estimate will yield approximately $5 million in annual expense reductions. Our expense reductions associated with these actions are expected to range between $0.2 million and $0.3 million with $0.1 million recognized in the fourth quarter of 2008 and the remainder to be recognized in the first quarter of 2009. The specific actions we took to achieve these cost reductions comprise headcount reductions of salaried and hourly employees, virtual elimination of overtime, suspension of additional hires and merit increases, reduction in executive and salaried pay, bonus and benefits and the introduction of shortened work weeks. Management determined that these actions, although difficult, were required to enable the Company to adjust to current conditions and position us to respond quickly when the market recovers. We have increased our focus on several new North American and international sales initiatives and supply chain cost reductions, as we rigorously pursue continued market share gains, margin improvement and profitability.

Gross Profit varies from period to period. Factors that affect gross profit include product mix, production levels and cost of raw materials. Margins tend to increase when production is skewed towards larger capacity cranes, special mission oriented vehicles, specialized carriers and heavy material transports.

The following table sets forth certain financial data for the three years ended December 31, 2008, 2007, and 2006:

Results of Consolidated Operations

MANITEX INTERNATIONAL, INC.

(Thousands of Dollars, except share data)

	Year Ended December 31, 2008 (1)	Year Ended December 31, 2007 (1)	Year Ended December 31, 2006 (1)
Net revenues	$106,341	$106,946	$40,676
Cost of sales	88,876	87,027	34,903

Gross profit	17,465	19,919	5,773
Operating expenses
Research and development costs	819	808	206
Restructuring expenses	329	—	—
Selling, general and administrative expense, including corporate expense of $3,042, $3,756; and $1,384 for 2008, 2007 and 2006, respectively	12,909	12,758	4,408

Total operating expenses	14,057	13,566	4,614

Income from continuing operations	3,408	6,353	1,159
Other income (expense)
Interest income	—	6	39
Interest expense	(1,961)	(3,438)	(1,969)
Foreign currency transaction losses	(99)	(751)	—
Other income (expense)	44	119	(15)

Total other expense	(2,016)	(4,064)	(1,945)

Earnings (loss) from continuing operations before income taxes	1,392	2,289	(786)

Provision for taxes on income (benefit)	(407)	163	(239)

Net earnings (loss) from continuing operations	1,799	2,126	(547)

Discontinued operations:
Earning (loss) from discontinued operations, net of income taxes (benefit) of $0, $0, and $(1,087) in 2008, 2007 and 2006, respectively	199	(1,122)	(8,342)
Gain (loss) on sale or closure of discontinued operations, net of income tax $0 and $0 in 2008 and 2007, respectively	200	(48)	—

Net earning (loss)	$2,198	$956	$(8,889)

(1)	The financial data for all years presented reflects the former Testing & Assembly Equipment segment as a discontinued operation.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The results for acquisitions have been included in the accompanying consolidated statement of operations from the date of their respective acquisition, i.e., July 31, 2007 for the Noble product line acquisition and October 6, 2008 for the Crane and Schaeff acquisition. As a result 2008 includes a full year of results for the Noble product line and three months for the Crane and Schaeff acquisition. The results for 2007 include results for the Noble product line for five month, although these are not significant.

Net income (loss)

The net income of $2.2 million reported for the year ended December 31, 2008 consists of net income from continuing operations of $1.8 million, earnings from discontinued operations of $0.2 million and a gain on sale of discontinued operations of $0.2 million. The net income of $1.0 million reported for the year ended December 31, 2007 consists of net income from continuing operations of $2.1 million offset by a loss from discontinued operations of $1.1 million and an expected loss on sale of discontinued operations of $0.05 million.

Results of continuing operations

For the year ended December 31, 2008, net income from continuing operations was $1.8 million, which consists of revenue of $106.3 million, cost of sales of $88.9 million, research and development costs of $0.8 million, SG&A costs excluding corporate expenses of $9.9 million, corporate SG&A expenses of $3.0 million, restructuring expenses of $0.3 million, interest expense of $2.0 million and other expense and foreign currency transaction expense of $0.1 million and income tax benefit of $0.4 million.

For the year ended December 31, 2007, net income from continuing operations was $2.1 million, which consists of revenue of $106.9 million, cost of sales of $87.0 million, research and development costs of $0.8 million, SG&A costs excluding corporate expenses of $9.0 million, corporate SG&A expenses of $3.8 million, net interest expense of $3.4 million, and other expense and foreign currency transactions expense of $0.6 million and income taxes of $0.2 million.

Net revenue and gross profit—For the year ended December 31, 2008, net revenue and gross profit were $106.3 million and $17.5 million, respectively. Gross profit as a percent of sales was 16.4% for the year ended December 31, 2008. For the year ended December 31, 2007 net revenue and gross profit were $106.9 million and $19.9 million, respectively. Gross profit as a percent of revenues was 18.6% for the year ended December 31, 2007.

Net revenues decreased $0.6 million to $106.3 million for the year ended December 31, 2008 from $106.9 million for the comparable year period in 2007. Revenue for 2008 was increased by approximately $6.2 million by having a full year of Noble product line revenues in 2008 and having three months of Crane and Schaeff revenues. Noble product line revenues increased approximately $2.5 million while Crane and Schaeff contributed an additional $3.7 million. Revenues would have decreased approximately $6.8 million without the additional revenues generated by the Noble product line, Crane and Schaeff. The decrease is the result of a decrease in sales of forklifts and specialized carriers, which was partially offset by $1.7 million increase in crane sales. The increase in crane sales is attributed to an increase in chassis sales. The Company builds cranes on chassis supplied by the customer or by the Company. The increase in chassis sales is the result of a substantial sales increase to a particular distributor, who has elected to have the Manitex subsidiary supply the chassis. The majority of the decrease in forklift/specialized carrier sales is due to decrease in the sales of military forklifts. A decrease in the sale of commercial rough terrain forklifts, the result of the slowing North American economy, and a decrease in special carriers also contributed to the sales decline. The decrease in military forklifts sales is attributed to the timing of governmental orders.

Gross profit as a percent of net revenues decreased to 16.4% for the year ended December 31, 2008 from 18.6% for the comparable 2007 period, an erosion of 2.2%. The decrease in margin percent is due to a decrease in the gross margin percent for crane products which was offset by a modest increase in the gross margin for forklifts and specialized carriers. The decrease in crane product margins was caused by a significant increase in the cost of raw materials and components. Although we experienced material price increases over the first half of the year, these were not nearly of the magnitude that we experienced starting late in the second quarter and into the third quarter. Through the second quarter of 2008, increases in material prices were largely offset by increases in the sale of cranes with higher lifting capacity (which have higher gross margins), the benefit of sourcing materials from lower cost countries, a price increase that was instituted in mid year 2007 and an improvement in production efficiencies. It became clear during the third quarter of 2008 that these rapidly accelerating material price increases were going to continue and would adversely impact the Company’s margins. In June, 2008, the Company announced its annual price increases for all new orders received on or after July 1st. The Company continued to honor old prices on its existing backlog. As such, the benefit from the price increase did not occur until late this year or will not occur until early next. To further offset the effect of price increases, the Company instituted a 4 to 5% surcharge on cranes shipped in the later part of the fourth quarter 2008.

The forklift/specialized carrier product line margin as percentage of net revenue increased modestly. Although the cost of materials for forklifts specialized carriers also increased, the effect was more than offset by a restructuring initiative that occurred early in the third quarter of 2008, the elimination of start-up of inefficiencies for the Noble product line and the weakening of the Canadian dollar, which positively impact margins on US dollar sales.

Restructuring expenses—During the third quarter of 2008, the Company began to restructure the manufacturing processes at its Manitex Liftking facility with the objective of improving production efficiencies and lowering our costs. The Company began to experience the benefits of the staffing reductions in the fourth quarter of 2008. An evaluation of the current staffing has been completed and as a result, the workforce was reduced by 26 employees to align the size of our workforce to our current production requirements. In connection with the reduction in force, the Company was required to pay terminated employees $0.2 million in severance, which has been included in operating expense and is shown in the income statement on a line entitled “restructuring expenses.”

Beginning in September of 2008, the United States and world financial markets came under unprecedented stress. The immediate impact was a dramatic decrease in liquidity and credit availability throughout the world. An incredibly rapid and significant deterioration in economic conditions, especially in the United States and Europe followed. These events had an immediate significant adverse impact on the Company, including a very dramatic curtailment of new orders, request to delay deliveries and, in some cases to cancel existing orders.

In response to the impact of economic conditions and longer sales cycles, it was determined that swift management action was necessary to ensure that operating activity was balanced with current demand levels. Since the end of the third quarter 2008, we have implemented across the board cost reduction activities that we estimate will yield approximately $5 million in annual expense reductions. The specific actions taken to achieve these cost reductions comprise headcount reductions of salaried and hourly employees, virtual elimination of overtime, suspension of additional hires and merit increases, reduction in executive and salaried pay, bonus and benefits and the introduction of shortened workweeks. These actions, although difficult, are required to enable the Company to adjust to current conditions and position it to respond quickly when the market recovers. Certain of the aforementioned actions were implemented before December 31, 2008. Significant additional steps were implemented shortly after year end. Restructuring expense (severance payments) related to actions taken before year end was approximately $0.1 million. Additional, restructuring expense related to steps taken after December 31, 2008 will result in additional restructuring expense of approximately $0.2 million being recorded during the first quarter of 2009.

Additionally, the Company is focused on several new North American and international sales initiatives and supply chain cost reduction initiatives which are designed to continue market share gains, and to improve margins and profitability.

Selling, general and administrative expense—Selling, general and administrative expense for the year ended December 31, 2008 was $12.9 million compared to $12.8 million for the comparable period in 2007. Selling, general and administrative expense for the year ended December 31, 2008 is comprised of corporate expense of $3.0 million and $9.9 million related to operating companies. Selling, general and administrative expenses for the year ended December 31, 2007 were comprised of corporate expense of $3.8 million and $9.0 million related to operating companies.

Selling, general and administrative, excluding corporate expenses, increased $0.9 million to $9.9 million (including $0.6 million for Crane and Schaeff) for the year ended December 31, 2008 from $9.0 million for the comparable year period in 2007. Without the additional costs from the Crane and Schaeff acquisition, selling, general & administrative expenses would have increased $0.3 million. The increase is principally due to an increase in selling expenses for our Manitex subsidiary and an increase in management resources for our Manitex Liftking subsidiary. The increase in selling expense at our Manitex subsidiary is related to costs of approximately $0.3 million associated with participating in the Con Expo trade show in March 2008. The Con Expo show, which is held every three years, was held in Las Vegas from March 11 to March 15, 2008. This show is an international gathering place for the construction industries. It is estimated that 125,000 professionals from around the world attended the show. The increase in Manitex Liftking management is principally related to hiring additional management personnel. Modest offsetting variances in a number of other lines resulted in a small net decrease in expense.

Corporate expenses decreased $0.8 million to $3.0 million for the year ended December 31, 2008 from $3.8 million for the comparable period in 2007. The decrease is principally attributed to a decrease in management bonuses, consulting expenses and legal fees. Legal expenses were higher in 2007 in part as they were incurred in conjunction with the SEC review of the S-3 Registration Statement, which was filed on December 21, 2006 and declared effective on September 7, 2007. Consulting expenses were higher in 2007 as a consultant was assisting the Company in meeting its initial year Sarbanes Oxley requirements.

Operating income—Operating income from continuing operations of $3.4 million for the year ended December 31, 2008 was equivalent to 3.2% of net revenues compared to an operating income of $6.4 million for the year ended December 31, 2007 or 5.9% of net revenues. The decrease in operating income as percentage of net revenues is primarily due to a decrease of 2.2% in the gross margin percentage. Additionally, restructuring expense of $0.3 million and an increase in selling, general and administrative expenses of $0.2 million accounts for approximately 0.3% and 0.1% of the decrease in operating income as a percentage of net revenues.

Interest expense—Interest expense was $2.0 million and $3.4 million for the year ended December 31, 2008 and 2007, respectively. The decrease in interest is due to a decrease in average outstanding debt for 2008 versus average outstanding debt for 2007 and lower interest rates. Although total debt at December 31, 2008 of $28.1 million is higher than the outstanding debt at December 31, 2007 of $25.0, the average for 2008 is lower than the average for 2007. The $3.1 million increase in total debt from 2007 to 2008 is entirely attributed to debt related to the Crane and Schaeff acquisition that occurred on October 6, 2008. Additionally, on September 10, 2007, the Company closed a $9.0 million private placement of its common stock. The Company’s net cash proceeds after fees and expenses were $8.2 million, and were used to reduce the Company’s outstanding debt. As indicated the Company also benefited from lower interest rates as a significant portion of our debt is indexed to the prime rate. The prime rate decreased from 7.25% at December 31, 2007 to 3.25% at December 31, 2008. Due to the improved financial strength of the Company our bank has agreed to further lower the interest rate on our domestic line of credit from prime plus 0.75% to prime plus 0.25%. and on our Canadian line from Canadian prime plus 2.0% to Canadian prime plus 1.5% for Canadian dollar borrowings.

Foreign currency transaction loss—As a result of the currency losses incurred in the second quarter 2007, the Company investigated ways to mitigate future foreign currency risk. Historically the USD / CDN$ exchange rate has not seen such volatility in a short time period and the Company had not taken any action to mitigate its foreign exchange exposures. As a result of its investigation, the Company began purchasing forward exchange contracts beginning in September of 2007. The Company endeavors to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds. In accordance with FAS No. 52, the Company records at the balance sheet date the forward currency exchange contracts at their market value with any associated gain or loss being recorded in current earnings as a currency gain or loss. For the year ended December 31, 2008, the Company had a foreign currency transactions loss of $0.1 million which is net of forward currency contracts gains and losses.

The foreign currency transaction loss for the year ended December 31, 2007 was $0.8 million. The exchange losses were principally incurred before the Company entered into the forward currency exchange contracts in early September 2007. The foreign currency loss was driven by a historically unusual strengthening of the Canadian dollar during the six months ended September 30, 2007, when the US to Canadian dollar exchange rate changed from .8674 to 1.0037. The Company had an acquisition note payable for $2.6 million to the former owner of Liftking Industries, which is denominated in Canadian dollars. Through September 30, 2007 the Company recorded a foreign exchange loss of $0.4 million related to this note. Additionally, Manitex Liftking, the Company’s Canadian subsidiary, had significant sales which were denominated in US dollars and which on settlement generated or will generate a transaction loss of $0.5 million through September 30, 2007. A gain of $0.2 million on the forward exchange currency contracts held at September 30, 2007 by the Company offsets the aforementioned transaction losses.

Income tax (benefit)—The income tax benefit for 2008 was $0.4 million. The income tax expense for 2007 was $0.2 million. The 2008 effective tax rate differs from the federal statutory rate due to the current utilization of prior year losses for which no benefit was previously received and a tax benefit related to a discrete item for the recognition of a deferred tax asset for the Texas Temporary Margin Tax Credit as a result of a resolution of an income tax examination

Net income from continuing operations—Net income from continuing operations for the year ended December 31, 2008 was $1.8 million. This compares with a net income from continuing operations for the year ended December 31, 2007 of $2.1 million.

Discontinued operations

For the year ended December 31, 2008, discontinued operations reported net income of $0.2 million as compared to a loss of $(1.1) million for 2007. For 2008, discontinued operations had income resulting from the reversal of a $0.1 million warranty reserve as it was determined that it was not needed and a $0.1 million payment received related to the settlement of a contract dispute. In 2007, the net loss from discontinued operations of $1.1 million was comprised of costs of sales of $1.6 million, operating expenses of $1.0 million offset by revenue of $1.5 million.

During 2007, the Company established reserves of $0.1 million to cover employee termination costs and $0.2 million related to contracts terminations. In the third quarter of 2007, the Company recorded a gain of $0.2 million related to closure or discontinuation of operations, which is principally related to gain on the sale of assets. Additionally, the Company reduced its reserve to cover employee terminations by $0.05 million. The net effect was loss on the sale or closure of discontinued operations for the year ended December 31, 2007 of $0.05 million.

In 2008, the Company reversed the $0.2 million reserve for termination of contracts, as it was determined that it was not needed.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The results for acquisitions have been included in the accompanying consolidated statement of operations from the date of their respective acquisition, i.e., July 3, 2006 for Manitex subsidiary, November 30, 2006 for Manitex Liftking and July 31, 2007 for the Noble Forklift product line acquisition. As such, the results for 2007 include a full year of results for the Manitex subsidiary and Manitex Liftking and five months for the Noble product line. The results for Noble Forklift Product Line for the five months ended December 31, 2007 are not significant. The results for 2006 only include six months and one month of results for the Manitex subsidiary and Manitex Liftking, respectively.

Net income (loss)

The net income of $1.0 million reported for the year ended December 31, 2007 consisted of net income from continuing operations of $2.1 million offset by a loss from discontinued operations of $1.1 million and an expected loss on sale of discontinued operations of $0.05 million. The Company reported a net loss of $(8.9) million for the year ended December 31, 2006, consisting of a net loss from continuing operations of $(0.5) million and a loss from discontinued operations of $(8.3) million. Included in the loss from discontinued operations is an impairment charge of $6.6 million. In 2006, the Company determined that the carrying values of some of the underlying assets of the former Testing & Assembly Equipment segment exceeded their fair values. Consequently, the Company recorded an impairment loss of $6.6 million, which represents the excess of the carrying values of the assets over their fair values, less cost to sell.

Results of continuing operations

For the year ended December 31, 2007, net income from continuing operations was $2.1 million, which consisted of revenue of $106.9 million, cost of sales of $87.0 million, research and development costs of $0.8 million, SG&A costs excluding corporate expenses of $9.0 million, Corporate SG&A expenses of $3.8 million, net interest expense of $3.4 million and other expense and foreign currency transactions expense of $0.6 million and income taxes of $0.2 million.

For the year ended December 31, 2006, net loss from continuing operations was $(0.5) million, which consists of revenue of $40.7 million, cost of sales of $34.9 million, research and development costs of $0.2 million, SG&A costs excluding corporate expenses of $3.0 million, Corporate SG&A expenses of $1.4 million, net interest expense of $1.9 million and income tax benefit of $(0.2) million.

Net revenue and gross profit—For the year ended December 31, 2007, net revenue and gross profit were $106.9 million and $19.9 million, respectively. Gross profit as a percent of sales was 18.6% for the year ended December 31, 2007. For the year ended December 31, 2006, net revenue and gross profit were $40.7 million and $5.8 million, respectively. Gross profit as a percent of revenues was 14.2% for the year ended December 31, 2006.

Net revenues increased $66.3 million to $106.9 million (including $27.2 million for Manitex Liftking) for the year ended December 31, 2007 from $40.7 million for the comparable year period in 2006. The revenue increase is primarily the result of having a full year of the Manitex subsidiary and Manitex Liftking’s results in the current year and only two quarters of the Manitex subsidiary and one month of Manitex Liftking’s results in the prior year.

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

Selling, general and administrative expense—Selling, general and administrative expense for the year ended December 31, 2007 was $12.8 million compared to $4.4 million for the comparable period in 2006. Selling, general and administrative expense for the year ended December 31, 2007 were comprised of corporate expense of $3.8 million and $9.0 million related to operating companies. Selling, general and administrative expenses for the year ended December 31, 2006 were comprised of corporate expense of $1.4 million and $3.0 million related to operating companies.

Selling, general and administrative, excluding corporate expenses, increased $6.0 million to $9.0 million (including $2.3 million for Manitex Liftking.) for the year ended December 31, 2007 from $3.0 million for the comparable year period in 2006. The increase is primarily the result of including Manitex Liftking in 2007 for a full year compared to one month in the prior year and of having a full year of the Manitex subsidiary’s expense in the current year and only two quarters in the prior year. An increase in selling expenses at the Manitex subsidiary primarily related to increases in advertising and outside commissions and an increase in the provision for bonuses at the Manitex subsidiary were also factors contributing to the higher 2007 selling, general and administrative expenses. Included in selling general and administrative expenses is amortization of intangible assets of $1,784 and $992 for the year ended December 31, 2007 and 2006, respectively

Corporate expenses increased $2.4 million to $3.8 million for the year ended December 31, 2007 from the $1.4 million for the comparable 2006 year period. The increase in corporate expenses reflects the recruitment of key experienced management to build an organizational structure to continue to drive the company’s strategy and growth objectives including activity to integrate the management, systems, controls, and operations of the three acquisitions. Also, included in 2007 were legal, accounting and consulting expenses incurred in connection with the SEC review of the Company’s registration statement on Form S-3, which was declared effective on September 7, 2007 and for its Sarbanes Oxley compliance project. The Company continues to actively manage its costs relating to the Sarbanes-Oxley project in particular and balances between internal and external resources applied.

Operating income—Operating income from continuing operations of $6.4 million for the year ended December 31, 2007 was equivalent to 5.9% of net sales compared to an operating income of $1.2 million for the year ended December 31, 2006 or 2.8%. The increase in the operating income as a percent of net sales was the result of higher gross profit percent which is partially offset by an increase in selling, general and administrative expense.

Interest expense—Interest expense was $3.4 million and $2.0 million for the year ended December 31, 2007 and 2006, respectively. The increase in interest expense was entirely the result having full year results for the Manitex subsidiary and Manitex Liftking included in 2007. In 2006, the Manitex subsidiary and Manitex Liftking results were only included for six months and one month, respectively. Prior to the Manitex subsidiary acquisition on July 3, 2006, the Company had no outstanding indebtedness for borrowed money. The Company interest expense is principally related to the amount of outstanding debt. Total outstanding debt decreased to $25.0 million at December 31, 2007 from $37.0 million at December 31, 2006. The reduction of debt only had a limited impact on year to date interest expense as approximately $10 million of the reduction occurred in the third quarter, with approximately $8.0 million occurring on September 10, 2007.

Foreign currency transaction loss—The foreign currency transaction loss for the year ended December 31, 2007 was $0.8 million, (2006 $nil). The exchange losses were principally incurred before the Company entered into the forward currency exchange contracts in early September 2007. The foreign currency loss was driven by a historically unusual strengthening of the Canadian dollar during the six months ended September 30, 2007, when the US to Canadian dollar exchange rate changed from .8674 to 1.0037. The Company had an acquisition note payable for $2.6 million to the former owner of Liftking Industries, which is denominated in Canadian dollars. Through September 30, 2007 the Company recorded a foreign exchange loss of $0.4 million related to this note. Additionally, Manitex Liftking, the Company’s Canadian subsidiary, had significant sales which were denominated in US dollars and which on settlement generated or will generate a transaction loss of $0.5 million through September 30, 2007. A gain of $0.2 million on the forward exchange currency contracts held at September 30, 2007 by the Company offsets the aforementioned transaction losses.

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

Discontinued operations

For the year ended December 31, 2007, the net loss from discontinued operations was $1.1 million comprised of costs of sales of $1.6 million, operating expenses of $1.0 million offset by revenue of $1.5 million. For the year ended December 31, 2006, the loss reported was $8.3 million. Included in the 2006 loss from discontinued operations is an impairment charge of $6.6 million. In 2006, the Company determined that the carrying values of some of the underlying assets of the former Testing & Assembly Equipment segment exceeded their fair values. Consequently, the Company recorded an impairment loss of $6.6 million, which represents the excess of the carrying values of the assets over their fair values, less cost to sell.

For the year ended December 31, 2007, the reserve established for employee termination costs of $0.1 million and a provision for termination of contracts of $0.2 million was offset by a gain on the sale of assets of $0.2 million. The net gain on sale or closure of discontinued operations for 2007 was $0.05 million.

Segment information

Lifting Equipment Segment

	2008 (1)	2007 (1)	2006 (1)
Net revenues	$103,343	$106,946	$40,676
Operating income	6,382	10,109	2,543
Operating margin	6.2%	9.5%	6.3%

(1)	Financial results for actions are included from the date of acquisition July 3 2006 for Quantum Value Management, LLC, November 30, 2006 for the assets of Liftking Industries, Inc., July 31, 2007 for Noble product line and October 6, 2008 for the assets of Schaeff Lift Truck, Inc.

Net Revenues—Net revenues decreased $3.6 million to $103.3 million for the year ended December 31, 2008 from $106.9 million for the comparable period in 2007. Revenue for 2008 was increased by approximately $3.2 million by having a full year of Noble product line revenues in 2008 and having three months of Schaeff revenues. Noble product line revenues increased approximately $2.5 million while Schaeff contributed an additional $0.7 million. Revenues would have decreased approximately $6.8 million without the additional revenues generated by the Noble product line, and Schaeff. The decrease is the result of a decrease in sales of forklifts and specialized carriers, which was partially offset by $1.7 million increase in crane sales. The increase in crane sales is attributed to an increase in chassis sales. The Company builds cranes on chassis supplied by the customer or by the Company. The increase in chassis sales is the result of a substantial sales increase to a particular distributor, who has elected to have the Manitex subsidiary supply the chassis. The majority of the decrease in forklift/specialized carrier sales is due a decrease in the sales of military forklifts. A decrease in the sale of commercial rough terrain forklifts, the result of the slowing North American economy, and a decrease in special carriers also contributed to the sales decline. The decrease in military forklifts sales is attributed to the timing of governmental orders.

Operating Income and Operating Margins—Operating income of $6.4 million for the year ended December 31, 2008 was equivalent to 6.2% of net revenues compared to an operating income of $10.1 million for the year ended December 31, 2007 or 9.5% of net revenues. The decrease in operating income as percentage of net revenues is primarily due to a decrease of 2.2% in the gross margin percentage principally caused by material cost increases. Additionally, restructuring expense of $0.3 million and an increase in selling, general and administrative expenses of $0.4 million accounts for approximately 0.3% and 0.4% of the decrease in operating income as a percentage of net revenues.

The increase in selling, general and administrative expenses is principally due to an increase in selling expenses for our Manitex subsidiary, an increase in management resources for our Manitex Liftking subsidiary, and approximately $0.1 million of selling, general and administrative expense related to Schaeff. The increase in selling expense at our Manitex subsidiary is related to costs of approximately $0.3 million associated with participating in the Con Expo trade show.

Equipment Distribution Segment

	2008 (1)	2007 (1)	2006 (1)
Net revenues	$2,998	$—	$—
Operating income	68	—	—
Operating margin	2.3%	—	—

(1)	Financial results for acquisitions are included from the date of acquisition October 6, 2008 for the assets of Crane & Machinery, Inc.

On October 6, 2008, the Company acquired the assets of and Crane located in Bridgeview, Illinois, Crane is a distributor of Terex rough terrain and truck cranes and Manitex boom trucks and sign cranes and is being treated as a separate reporting segment entitled Equipment Distribution. The results for the Crane acquisition are included from the date of the acquisition as such there are no prior year comparatives.

Net revenues—The Equipment Distribution segment had net revenues of $3.0 million for the year ended December 31, 2008.

Operating Income and Operating Margins—Operating income of $0.1 million for the year ended

December 31, 2008 was equivalent to 2.3% of net revenues

Liquidity and Capital Resources

Cash and cash equivalents were $0.4 million and $0.6 million at December 31, 2008 and December 31, 2007, respectively. As of December 31, 2008, the Company had approximately $5.5 million available to borrow under its credit facility. Additionally, the Company’s Manitex Liftking subsidiary had a credit facility which had approximately $1.5 million of borrowing availability on December 31, 2008.

In 2008, existing debt (including lines of credit, capital lease obligations and the current portion of notes payable and capital lease obligations) increased $3.1 million dollars to $28.1 million from $25.0 million at December 31, 2007. The increase in debt is entirely associated with Crane and Schaeff acquisition that occurred on October 6, 2008. As part of the acquisition consideration, Manitex International, Inc. issued a term note to Terex Corporation for $2.0 million. Additionally, the Company entered into a floorplan financing agreement in December 2008 and had an outstanding balance at December 31, 2008 of approximately $1.3 million. The floorplan is used to finance cranes that had been purchased and that are in Crane’s inventory at December 31, 2008. Finally, a portion of the outstanding balance on the Company’s U.S. line of credit was borrowed to fund Crane and Schaeff’s working capital requirements.

During 2007, the Company decreased its existing debt by $12.0 million. Total debt decreased from $37.0 million at December 31, 2006 to $25.0 million at December 31, 2007.

The Company was able to pay down debt as it:

•	Generated $8.2 million from the sale of stock and warrants in the 2007 private placement,

•	Generated $1.9 million from the exercise of warrants that existed at December 31, 2006,

•	Generated $1.1 million from the sale of discontinued unprofitable operations, and

•	Generated $1.1 million from operations, including the operating results of the unprofitable discontinued operation.

The Company needs cash to meet its working capital needs as the business grows, to acquire capital equipment, and to fund acquisitions and debt repayment. Cash flows from operations and existing availability under the current revolving credit facilities are available when the Company needs cash in the future. The maturity date for its merged credit facility, the Manitex Liftking credit facility and the note payable to the bank is April 1, 2010.

Outstanding borrowings

The Company’s $20.5 million revolving credit facility dated December 15, 2003, had an original maturity date of January 2, 2005. The Company is eligible to borrow up to $20,500, with interest at prime rate plus 0.25% (prime was 3.25% at December 31, 2008). At December 31, 2008, the Company had approximately $5.5 million available to borrow under this facility. The maturity date has been extended numerous times in various increments and the maturity date is currently April 1, 2010. The agreement contains the customary limitations including, limitations on acquisitions, dividends, repurchase of the Company’s stock and capital expenditures. It also requires the Company to have a minimum Tangible Effective Net Worth, as defined in the agreement and a 1:2 to 1 Debt Service Ratio, as defined in the agreement.

Additionally, the Company’s Manitex Liftking subsidiary has a credit facility which allows for borrowings of up to $4.5 (CDN) million as of December 31, 2008. At December 31, 2008, the Company had approximately $1.5 million available to borrow under this Canadian facility. This credit facility allows the Company to borrow in either US or Canadian dollars. Canadian dollar borrowings bear interest at Canadian prime rate plus 1.5% (Canadian prime was 3.5% at December 31, 2008). Any borrowings under the facility in US dollars bears interest at the US prime rate plus 0.25% (prime was 3.25% at December 31, 2008). For the purposes of determining availability under the credit line, borrowings in U.S. dollars are converted to Canadian dollar based on the most favorable spot exchange rate determined by the bank to be available to it at the relevant time.

Both the US and Canadian credit facilities are asset based. The maximum the Company may borrow under either facility is the lower of the credit line or the available collateral, as defined in the credit agreements. Collateral under the agreement consists of stated percentages of eligible accounts receivable and inventory. Beginning in September 2008, the financial markets in the United States and globally came under incredible stress. A substantial deterioration in economic condition, especially in the United States and Europe followed. As a result, the Company has seen a significant contraction in its business. This contraction is resulting or will result in decreasing accounting receivable and inventory balances, which has the effect of lowering the maximum amount that can be borrowed under the Company’s credit facility. The amount needed to finance working capital may be lower, which could result in a reduced outstanding balance on the Company’s credit facilities. The availability under the credit facility at any point is the difference between the available collateral and the outstanding balance under the credit facility.

In connection with the Company’s acquisition of Liftking Industries’, the Company issued a note payable to the seller for CDN $3.2 million, or approximately USD $3.0 million. The note bears interest at the prime rate of interest charged by Comerica Bank for Canadian dollar loans plus 1%. The note requires quarterly principal payments of CDN $0.2 million plus interest commencing on April 1, 2007. The note is collateralized by a second priority security interest in substantially all of the assets of the Company’s Manitex Liftking subsidiary, which is subordinated to the security interest held by the Company’s senior secured lender, Comerica Bank. The note has a remaining unpaid balance as of December 31, 2008 of CDN $1.8 million.

At December 31, 2008, the Company had a $1.8 million note payable to Comerica Bank. This note was assumed by the Company in connection with its acquisition of the Manitex subsidiary. This note bears interest at the rate of prime plus 1% and matures on April 1, 2010. Until June 30, 2008 the Company was not required to make principal payments, but was required to make interest payments on the first day of each month. Commencing on July 1, 2008, the Company is also required to make monthly principal payments of $0.05 million on the first day of each month. The bank has been granted security interest in substantially all the assets of the Company’s Manitex subsidiary.

The Company has a twelve year lease which expires in April 2018 that provides for monthly initial lease payments of $70 for its Georgetown, Texas facility. The lease has been classified as a capital lease under the provisions of FASB Statement No. 13. The capitalized lease obligation related to aforementioned lease as of December 31, 2008 is $4,422.

In connection with the purchase of substantially all of the assets of Crane & Machinery, Inc. (“Crane”) and Schaeff Lift Truck, Inc., (“Schaeff”), the Company agreed to assist the Sellers and GT in restructuring certain debt owed to Terex Corporation (“Terex”). Accordingly, on October 6, 2008, the Company entered into a Restructuring Agreement with Terex and Crane pursuant to which the Company executed and deliver to Terex a promissory note in the amount of $2,000 that has an annual interest rate of 6%. Terex has been granted a lien on and security interest in all of the assets of Crane & Machinery Division.

The Company is required to make annual principal payments to Terex of $.25 million commencing on March 1, 2009 and on each year thereafter through March 1, 2016. So long as the Company’s common stock is listed for trading on the NASDAQ or another national stock exchange, the Company may opt to pay up to $0.15 million of each annual principal payment in shares of the Company’s common stock having a market value of $0.15 million, subject to attaining approval of the Company’s shareholders if the aggregate number of shares of the Company’s common stock to be issued to Terex exceeds 4.99% of the Company’s outstanding common stock at the time the transaction was consummated. Accrued interest under the Term Note will be payable quarterly commencing on January 1, 2009.

On December 31, 2008, the Company has a $1.25 million note payable to a finance company. Under the floorplan agreement the Company may borrow up to $2.0 million for equipment financing and are secured by all inventory financed by or leased from the Lender and the proceeds there from. The terms and conditions of any loans, including interest rate, commencement date, and maturity date shall be determined by the Lender upon its receipt of the Company’s request for an extension of credit. At December 31, 2008, outstanding loan bears interest at a rate per annum equal to the prime rate of interest, as published in the Wall Street Journal, plus 6% (which may be increased upon the Lender giving five days written notice to the Company). For twelve months commencing on January 15, 2009, the Company is only required to make interest payments, followed by 48 equal monthly payments of principal and interest. The loan maybe repaid at anytime and is not subject any prepayment penalty.

Future availability under credit facilities

Both the US and Canadian credit facilities are asset based. The maximum the Company may borrow under either facility is the lower of the credit line or the available collateral, as defined in the credit agreements. Collateral under the agreement consists of stated percentages of eligible accounts receivable and inventory. Beginning in September 2008, the financial markets in the United States and globally came under incredible stress. A substantial deterioration in economic condition, especially in the United States and Europe followed. As a result, the Company has seen a significant contraction in its business. This contraction is resulting or will result in decreasing accounts receivable and inventory balances, which has the effect of lowering the maximum amount that can be borrowed under the Company’s credit facility. The amount needed to finance working capital may be lower, which could result in a reduced outstanding balance on the Company’s credit facilities. The availability under the credit facility at any point is the difference between the available collateral and the outstanding balance under the credit facility.

In response to the impact of economic conditions and longer sales cycles, it was determined that swift management action was necessary to ensure that operating activity was balanced with current demand levels. Since the end of the third quarter 2008, we have implemented across the board cost reduction activities that we estimate will yield approximately $5 million in annual expense reductions. The specific actions taken to achieve these cost reductions comprise headcount reductions of salaried and hourly employees, virtual elimination of overtime, suspension of additional hires and merit increases, reduction in executive and salaried pay, bonus and benefits and the introduction of shortened workweeks. These actions, although difficult, are required to ensure the Company adjusts to current conditions and is positioned to respond quickly when the market recovers. Certain of the aforementioned actions were implemented before December 31, 2008. Significant additional steps were implemented shortly after year end. Restructuring expense (severance payments) related to actions taken before year end was approximately $0.1 million. Additional, restructuring expense related to steps taken after December 31, 2008 will result in additional restructure expense being recorded during the first quarter of 2009 of approximately $0.2 million.

Additionally, the Company is focused on several new North American and International sales initiatives and supply chain cost reduction initiatives which are designed to continued market share gains, to improve margins and profitability.

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

The Company needs cash to meet its working capital needs as the business grows, to acquire capital equipment, and to fund acquisitions and debt repayment. We intend to use cash flows from operations and existing availability under the current revolving credit facilities to fund anticipated levels of operations for approximately the next 12 months. As outlined above, management has to ensure that operating activity is balanced with current demand levels and has reduced operating costs dramatically, and as a result management believes that its two credit facilities will provide sufficient working capital.

However, the length and severity of the current business contraction is not known, we cannot say with certainty that cash generated from operations will be adequate or that the credit facilities will have sufficient availability to bridge any short fall. The longer the business contraction lasts or deeper it becomes the greater the risk.

We will likely need to raise additional capital through debt or equity financings to support our growth strategy, which may include additional acquisitions. There is no assurance that such financing will be available or, if available, on acceptable terms.

2008

Operating activities consumed $1.6 million of cash for the year ended December 31, 2008, comprised of net earnings of $2.2 million, non-cash items totaling $1.9 million offset by an increase in working capital of $5.6 million. The non-cash items are principally composed of amortization and depreciation of $2.0 million, non-cash expense for stock based compensation of $0.3 million offset by an increase in deferred tax assets of $0.5 million.

The increase in working capital results primarily from an increase in accounts receivables of $0.9 million, an increase in inventory of $5.3 million, and a decrease in accrued expenses of $1.7 million, and other changes that consumed $0.2 million offset by an increase in accounts payable of $2.1 million, a decrease in prepaid expenses of $0.5 million,

The increase in receivables is attributed to a slowing of payments from our customer attributed to the distress in the financial markets. In particular, several of our dealers were financed by GE Capital, who had a moratorium on funding their existing customer credit lines from the beginning of December until early January. Approximately 60% of increase in inventory is accounted for by an increase in finished goods. The increase in finished goods inventory is primarily the result of the Company having a greater number of finished boom trucks, sky cranes, rough terrain cranes and Fuchs material handlers in inventory at December 31, 2008. The increase in cranes at end of 2008 is due to the contraction of business referred to above and an associated longer selling cycle. The balance of the increase in inventory is due to an increase in raw materials. The Company had open purchase commitment, when the sudden business contraction occurred at the end of the third quarter. Purchases were cancelled or receipts were delayed when possible, but this was not always possible. The decrease in accrued expenses is due to changes in a number of items, the most significant were a decrease in accrued bonuses of $0.9 million and a decrease of $0.3 million in accrued warranty. The decrease in accrued bonuses is the result of bonuses being lower in 2008. The decrease in accrued warranty is related to our increased efforts to improve initial quality and an increased emphasis on charging back warranty claims to our vendors. The increase in accounts payable is due to increased purchases and a slowing of payment to vendors. The decrease in prepaid expense is related to a decrease in deposit made on future inventory purchases.

Investing activities consumed $1.4 million of cash. The Company used $0.8 million to purchase Crane and Schaeff and invested an additional $0.6 million for capital equipment offset by proceeds on sale of fixed assets of $0.1 million. Capital expenditures include a consolidation financial system and a crane, which was purchased to rent.

Financing activities generated $2.9 million of cash. During the year, the Company increased its borrowing, generating $5.0 million which was offset by payments of $2.2 on existing notes and capital leases. New borrowings were comprised of an increase of $3.2 million on our lines of credit, $0.6 million in notes to finance insurance premiums, and $1.2 million borrowed under a floorplan financing agreement, used to finance cranes purchased by Crane. Payments of approximately $0.8 million, $0.5 million, $0.6 million, and $0.3 million were made to reduce the Liftking Industries note, a bank note payable, notes to finance insurance and capital leases, respectively.

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

Contractual Obligations

The following is a schedule as of December 31, 2008 of our long-term contractual commitments, future minimum lease payments under non-cancelable operating lease arrangements and other long-term obligations.

	Payments due by period
	Total	2009	2010- 2011	2012- 2013	Thereafter
Revolving credit facilities	$16,995	$—	$16,995	$—	$—
Term loan	6,621	1,565	3,180	1,126	750
Operating lease obligations	1,346	782	350	73	141
Capital lease obligations	7,531	814	1,625	1,608	3,484
Purchase obligations	12,339	12,339	—	—	—

Total	$44,832	$15,500	$22,150	$2,807	$4,375

(1)	Purchase obligations include commitments of approximately $11.2 relating to inventory items. The balance is attributable to non-inventory items, including fixed assets, research and development materials, supplies and services
(2)	At December 31, 2008, the Company had unrecognized tax benefits of $197 for which the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective tax authority. Thus, these liabilities have not been included in the contractual obligations table. See footnote 10.

Related Party Transactions

For a description of the Company’s related party transactions, please see Note 21 to the Company’s consolidated financial statements entitled “Transactions between the Company and Related Parties.”

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

Inventories and Related Reserve for Obsolete and Excess Inventory. Inventories are valued at the lower of cost or market and are reduced by a reserve for excess and obsolete inventories. The estimated reserve is based upon specific identification of excess or obsolete inventories.

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

As required by SFAS No. 142, “Goodwill and Other Intangibles,” the Company evaluates goodwill for impairment annually in the fourth quarter of the year or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company evaluates goodwill for impairment using a business valuation method, which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer.

The determination of fair value requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, revenue growth and operating earnings projections, discount rates, terminal growth rates, and required capital expenditure projections. During the fourth quarter of 2008, our stock price declined significantly and we began to see signs of a slowdown in our Lifting Equipment segment, highlighted by a decrease in our backlog. Additionally, access to the credit markets, which are critical to the ability of some of our customers to finance crane purchases, has been restricted. Since our impairment testing as of September 30, 2008 had not yet been finalized, we reevaluated our assumptions for the facts known as of December 31, 2008 and adjusted our projections accordingly. We believe the changes in the circumstance that occurred during the fourth quarter of 2008, could be indicators of potential impairment under the guidance of SFAS No. 142, “Goodwill and Other Intangible Assets. Because our projections were revised to take into account the facts known at December 31, 2008, we concluded that it was not necessary re-perform impairment testing at December 31, 2008. Since the projections employed to re-perform the impairment testing would be the same as those used in the earlier testing, the result would be materially the same. Due to the inherent uncertainty involved in making these estimates, actual results could differ materially from those estimates.

The market approach was also considered in evaluating the potential for impairment by calculating fair value based on multiples of earnings before interest, taxes, depreciation and amortization (EBITDA) of comparable, publicly traded companies. This analysis also did not indicate impairment. Moreover, we also observed implied EBITDA multiples from relatively recent merger and acquisition activity in the industry, which was used to test the reasonableness of the results.

During much of the fourth quarter 2008 and as of December 31, 2008, our market capitalization was below book value. While the market capitalization decline was considered in our evaluation of fair value, the market metric is only one indicator of fair value. It is has been our opinion that the market capitalization approach is simply not a reliable indicator of the value for the Company, either now or in the past. Our conclusion is based on the fact that trading volume on our stock is very limited, the Company does not provide guidance nor is there is any significant analyst coverage. Furthermore, very modest sized trades can impact the stock price significantly because our trading volume is so low.

We will continue to monitor market conditions and determine if any additional interim review of goodwill is warranted. Further deterioration in the market or actual results as compared with our projections may ultimately result in a future impairment. In the event we determine that goodwill is impaired in the future, we would need to recognize a non-cash impairment charge, which could have a material adverse effect on our consolidated balance sheet and results of operations.

The Company has recorded $5,932 loss on impairment of long-lived assets during 2006. No impairment charges were recorded in 2008 and 2007. (See Note 24 for detail regarding the impairment charge)

Research and Development Expenses. The Company expenses research and development costs as incurred. For the periods ended December 31, 2008, 2007, and 2006 expenses were $0.8 million, $0.8 million, and $0.2 million, respectively.

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

Deferred Income Taxes. In evaluating our ability to recover our deferred tax assets, the Company considers all available positive and negative evidence including our past operating results, the existence of cumulative losses in our most recent fiscal years and our forecast of future taxable income. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years as cumulative losses weigh heavily in the overall assessment. At December 31, 2008, 2007 and 2006, we provided a valuation allowance against our net deferred tax assets based on our cumulative losses in recent years, except for certain state tax credits

Computation of Earnings per Share. Basic Earnings per Share (“EPS”) was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

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

Securities of a subsidiary that were convertible into its parent company’s common stock were considered among potential common shares of the parent company for the purposes of computing consolidated diluted EPS until conversion occurred.

Including the contingently convertible debt and warrants in the diluted EPS calculation is anti-dilutive when there is a loss and is, therefore, excluded from the diluted per share calculation under paragraph 16 of SFAS 128. The effect of applying paragraph 16 of SFAS 128 was to exclude 820,044 shares from the diluted EPS calculation of the years ended December 31, 2006.

Stock Based Compensation. In accordance with SFAS No. 123R “Share Based Payments” share-based payments to employees, including grants of restricted stock units, are measured at fair value as of the date of grant and are expensed in the consolidated statement of operations over the service period (generally the vesting period)

New Accounting Pronouncements

See Note 10 regarding the company’s adoption as of January 1, 2007, of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109).

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of SFAS 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FAS 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of SFAS 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The impact of partially adopting SFAS 157 effective January 1, 2008 was not material to our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). This statement requires balance sheet recognition of the over funded or under funded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Non-Shareowners’ Changes in Equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. On January 1, 2007, the Company adopted SFAS No. 158, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. On January 1, 2008, the Company adopted the measurement date provisions. The adoption of the Statement did not have a material impact on its financial position, results of operations or cash flows.

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

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a “simplified” method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company will assess the impact of SAB 110 for fiscal year ending December 31, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

December 2008, the FASB issued EITF Issue No. 08-6, “Equity Method Investment Accounting Consideration,” effective for fiscal years beginning after December 15, 2008. EITF Issue No. 08-6 requires an equity method investor to account for its initial investment at cost and shall not separately test an investee’s underlying indefinite-lived intangible assets for impairment. It also requires an equity method investor to account for share issuance by an investee as if the investor had sold a proportionate share of its investment. The resulting gain or loss shall be recognized in earnings. The Company is evaluating whether the adoption of EITF Issue No. 08-6 will have a material effect on its consolidated financial statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” amending FASB Statement No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” effective for fiscal years ending after December 15, 2009. FSP FAS 132(R)-1 requires an employer to disclose investment policies and strategies, categories, fair value measurements, and significant concentration of risk among its postretirement benefit plan assets. The adoption of FSP FAS 132(R)-1 is not expected to have a material effect on the Company’s consolidated financial statements.

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

Interest Rates—The Company is exposed to market risks relating to changes in interest rates. The Company’s credit facilities allows for borrowings based on the prime rate, Eurodollar rate or a base rate. The interest rate incurred by the Company is based on these rates plus a premium. If these rates rise, the Company’s interest expense will increase accordingly.

Interest Rate Changes—The Company’s debt agreements allow for borrowings based on the prime rate, Eurodollar rate or a base rate. The interest rate incurred by the Company is based on these rates plus a premium. If these rates rise, the Company’s interest expense will increase accordingly. The effect of a 10% interest rate increase on all outstanding debt for the Company would have been an increase in annual interest expense of approximately $89.

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

At December 31, 2008, the Company had entered into a series of forward currency exchange contracts. The contracts obligate the Company to purchase approximately CDN $3.0 million in total. The contracts which are in various amounts mature between January 5, 2009 and December 31, 2009. Under the contracts, the Company will purchase Canadian dollars at exchange rates between .8203 and .9587. The Canadian to US dollar exchange rates were .8210 and .7870 at December 31, 2008 and February 27, 2009, respectively. At December 31, 2008, the Company had recognized a liability of $0.2 million in connection with the forward contracts held by the Company. At December 31, 2007, the Company had a recognized asset of $0.2 million in connection with the forward contracts held by the Company. The Company purchases forward contracts in relationship so that gains and losses on its forward contracts offset exchange gains and losses on its on the assets and liabilities denominated in other than the reporting units’ functional currency. Forward currency exchange contracts, if not offset by existing foreign currency positions, will result in the recognition of gains and losses which are not offset.

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

Unaudited Quarterly Financial Data

Summarized quarterly financial data for 2008 and 2007 are as follows (in thousands, except per share amounts).

	2008 (1)				2007 (1)
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr (2)	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net revenues	$23,547	$26,460	$28,542	$27,792	$23,138	$29,951	$26,600	$27,257
Gross Profit	4,272	4,451	4,199	4,543	4,204	5,814	5,006	4,895
Net income from continuing operations	511	721	306	261	69	499	872	686
Income (loss) from discontinued operations—net of tax	178	10	—	11	(732)	(234)	(196)	40
Gain (loss) on disposition of discontinued operations—net of tax	—	186	—	14	(366)	76	242	—
Net income (loss)	$689	$917	$306	$286	$(1,029)	$341	$918	$726
Per Share
Basic
Income from continuing operations	$0.05	$0.07	$0.03	$0.02	$0.01	$0.06	$0.10	$0.07
Income (loss) from discontinued operations—net of tax	$0.02	$—	$—	$—	$(0.09)	$(0.03)	$(0.02)	$—
Gain (loss) on disposition of discontinued operations—net of tax	$—	$0.02	$—	$—	$(0.05)	$0.01	$0.03	$—
Net income (loss)	$0.07	$0.09	$0.03	$0.03	$(0.13)	$0.04	$0.11	$0.07
Diluted
Income from continuing operations	$0.05	$0.07	$0.03	$0.02	$0.01	$0.06	$0.09	$0.07
Income (loss) from discontinued operations—net of tax	$0.02	$—	$—	$—	$(0.09)	$(0.03)	$(0.02)	$—
Gain (loss) loss on disposition of discontinued operations—net of tax	$—	$0.02	$—	$—	$(0.04)	$0.01	$0.03	$—
Net income (loss)	$0.07	$0.09	$0.03	$0.03	$(0.12)	$0.04	$0.10	$0.07
Shares outstanding
Basic	9,809,340	9,853,423	10,064,939	10,558,640	7,859,875	7,903,391	8,636,940	9,805,913
Diluted	10,255,805	10,349,356	10,318,731	10,576,356	8,512,189	8,636,771	9,239,276	10,374,586

(1)	The financial data for the years 2008 and 2007 presents the former Testing & Assembly Equipment segment as a discontinued operation.
(2)	The Income from discontinued operations of $11 and gain (loss) on disposition of discontinued operations of $14 represents the reversal of tax provision recorded in either the first or second quarter of 2008.

Acquisitions accounted for as purchases have been included in the Company’s results from their respective dates of acquisition. The Noble Forklift Product line was acquired on July 31, 2007. The assets of Crane & Machinery, Inc. and Schaeff Lift Truck, Inc. were acquired on October 6, 2008.

Index to Financial Statements

The financial statements of the registrant required to be included in Item 8 are listed below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Manitex International, Inc.

We have audited the accompanying consolidated balance sheets of Manitex International, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of Manitex International, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2008 included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Manitex International, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP
UHY LLP

Sterling Heights, Michigan

March 25, 2009

MANITEX INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

(In thousands, except per share data)

As of December 31,

	2008	2007
ASSETS
Current assets
Cash	$425	$569
Trade receivables (net)	17,159	16,548
Other receivables	127	226
Inventory (net)	22,066	16,048
Deferred tax asset	582	715
Prepaid expense and other	326	762
Current assets of discontinued operations	—	172

Total current assets	40,685	35,040

Total fixed assets (net)	5,878	5,778

Intangible assets (net)	21,148	21,352
Deferred tax asset	4,065	3,940
Goodwill	14,452	14,065

Total assets	$86,228	$80,175

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable—short term	$1,564	$889
Current portion of capital lease obligations	277	281
Accounts payable	12,083	9,543
Accrued expenses	2,837	4,408
Other current liabilities	301	486
Current liabilities of discontinued operations	—	265

Total current liabilities	17,062	15,872

Long-term liabilities
Line of credit	16,995	14,191
Deferred tax liability	4,186	4,655
Notes payable	5,057	5,211
Capital lease obligations	4,168	4,422
Deferred gain on sale of building	3,549	3,930
Other long-term liabilities	197	184

Total long-term liabilities	34,152	32,593

Total liabilities	51,214	48,465

Commitments and contingencies
Minority interest	—	1,024
Shareholders’ equity
Common Stock—no par value, Authorized, 20,000,000 shares authorized
Issued and outstanding, 10,584,378 and 9,809,340 at December 31, 2008 and December 31, 2007, respectively	45,022	41,915
Warrants	1,788	1,788
Paid in capital	239	72
Accumulated deficit	(11,896)	(14,094)
Accumulated other comprehensive income (loss)	(139)	1,026

Sub-total	35.014	30,707
Less: Unearned stock based compensation	—	(21)

Total shareholders’ equity	35,014	30,686

Total liabilities and shareholders’ equity	$86,228	$80,175

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

For the years ended December 31,

	2008	2007	2006
Net revenues	$106,341	$106,946	$40,676
Cost of sales	88,876	87,027	34,903

Gross profit	17,465	19,919	5,773
Operating expenses
Research and development costs	819	808	206
Restructuring expenses	329	—	—
Selling, general and administrative expense, including corporate expense of $3,042; $3,756; and $1,384 for 2008, 2007 and 2006, respectively	12,909	12,758	4,408

Total operating expenses	14,057	13,566	4,614

Income from continuing operations	3,408	6,353	1,159
Other income expense
Interest income	—	6	39
Interest (expense)	(1,961)	(3,438)	(1,969)
Foreign currency transaction losses	(99)	(751)	—
Other income (expense)	44	119	(15)

Total other expense	(2,016)	(4,064)	(1,945)

Earnings (loss) from continuing operations before income taxes	1,392	2,289	(786)

Provision for taxes on income (benefit)	(407)	163	(239)

Net earnings (loss) from continuing operations	1,799	2,126	(547)

Discontinued operations:
Income (loss) from discontinued operations, net of income taxes (benefit) of $0, $0, and $(1,087) in 2008, 2007 and 2006, respectively	199	(1,122)	(8,342)
Gain (loss) on sale or closure of discontinued operations, net of $0 and $0 income tax in 2008 and 2007, respectively	200	(48)	—

Net earning (loss)	$2,198	$956	$(8,889)

Basic earning (loss) per share:
Earnings (loss) from continuing operations	$0.18	$0.25	$(0.10)
Earnings (loss) from discontinued operations, net of income taxes	$0.02	$(0.13)	$(1.56)
Gain (loss ) on sales or closure of discontinued operations, net of income taxes	$0.02	$(0.01)	$—

Net earnings (loss)	$0.22	$0.11	$(1.66)

Diluted earning (loss) per share:
Earnings (loss) from continuing operations	$0.17	$0.23	$(0.10)
Earnings (loss) from discontinued operations, net of income taxes	$0.02	$(0.12)	$(1.56)
Gain (loss) on sales or closure of discontinued operations, net of income taxes	$0.02	$(0.01)	$—

Net earnings (loss)	$0.21	$0.10	$(1.66)

Shares used to calculate earnings per share:
Basic	10,071,585	8,557,095	5,346,225
Diluted	10,375,062	9,214,407	5,346,225

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

December 31, 2008, 2007 and 2006

(In thousands, except per share data)

	Common Stock		Paid in Capital	Warrants	Retained Earnings (Accumulated Deficit)	Unearned Compensation	Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2005	4,875,000	$22,332	$—	$—	$(6,161)	$—	$—	$16,171
QVM acquisition	234,875	916						916
Private placement	2,750,000	8,026						8,026
Warrants issued				2,272				2,272
Net loss					(8,889)			(8,889)
Loss on foreign currency translation							(56)	(56)

Comprehensive income (loss)								(8,945)

Balance, December 31, 2006	7,859,875	$31,274	$—	$2,272	$(15,050)	$—	$(56)	$18,440

2007 Private placement	1,500,000	7,983	—	—	—	—	—	7,983
Employee 2004 incentive plan grant	3,465	22	72					94
Warrants exercised	446,000	2,636		(760)				1,876
Warrants issued				276		(45)		231
Amortization of unearned deferred compensation						24		24
Net Income					956			956
Gain on foreign currency translation							1,082	1,082

Comprehensive income								2,038

Balance, December 31, 2007	9,809,340	$41,915	$72	$1,788	$(14,094)	$(21)	$1,026	$30,686

QVM note exchange	211,074	1,072						1,072
Subsidiary Stock exchange	266,000	1,024						1,024
Crane and Schaeff acquisition	269,378	867						867
Employee 2004 incentive plan grant	30,629	151	167					318
Repurchase to satisfy withholding and cancelled	(2,043)	(7)						(7)
Amortization of unearned deferred compensation						21		21
Net Income					2,198			2,198
Loss on foreign currency translation							(1,165)	(1,165)

Comprehensive income								1,033

Balance, December 31, 2008	10,584,378	$45,022	$239	$1,788	$(11,896)	$—	$(139)	$35,014

The accompanying notes are an integral part of these financial statements.

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of Dollars)

For the years ended December 31,

	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$2,198	$956	$(8,889)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	2,008	2,108	1,079
Provisions for customer allowances	(47)	(30)	82
Impairment of long lived assets – discontinued operations	—	—	5,932
Gain on disposal of assets	(36)	(10)	—
Deferred income taxes	(461)	—	(1,432)
Inventory reserves	47	95	—
Reserves for uncertain tax positions	13	99	—
Stock based deferred compensation	339	118	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(650)	(1,776)	(1,476)
(Increase) decrease in accounts receivable – related party	(277)	(41)	230
(Increase) decrease in inventory	(5,328)	3,399	149
(Increase) decrease in prepaid expenses	491	(238)	184
(Increase) decrease in other assets	—	—	36
Increase (decrease) in accounts payable	2,080	(4,703)	929
Increase (decrease) in accrued expense	(1,719)	1,399	(987)
Increase (decrease) in other current liabilities	(126)	(356)	139
Discontinued operations – cash provided by (used) for operating activities	(93)	120	4,469

Net cash provided by (used) by operating activities	(1,561)	1,140	445

Cash flows from investing activities:
Proceeds from sale of fixed assets	58	16	—
Purchase of property and equipment	(630)	(296)	(121)
Acquisition of business, net of cash acquired	(817)	—	(3,330)
Proceeds from the sale of assets of discontinued operations	—	1,131	—
Discontinued operations – cash used for investing activities	—	—	(499)

Net cash provided by (used) for investing activities	(1,389)	851	(3,950)

Cash flows from financing activities:
Borrowing on revolving credit facility	3,219	1,253	—
Repayment on revolving credit facility	—	(1,411)	(2,035)
New borrowings – notes payable	1,809	—	—
Note payments	(1,879)	(11,718)	(6,000)
Proceeds from issuance of stock	—	8,769	8,866
Shares repurchased for income tax withholding on share-based compensation	(7)	—	—
Proceeds from issuance of warrants	—	231	2,272
Proceeds from the exercise of warrants	—	1,875	—
Payment for expenses related to stock offerings	—	(785)	(840)
Repayment on capital lease obligations	(284)	(338)	(216)

Net cash provided by (used) for financing activities	2,858	(2,124)	2,047

Effect of exchange rate change on cash	(52)	87	48
Net decrease in cash and cash equivalents	(92)	(133)	(1,458)
Cash and cash equivalents at the beginning of the year	569	615	2,025

Cash and cash equivalents at end of year	$425	$569	$615

Supplemental disclosure of cash flow information:
Cash paid during the year for
Interest	$2,024	$3,467	$1,713
Income taxes	$161	$157	$631

(See note 11 for other supplemental cash flow information)

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

The Company is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries. Through its Manitex subsidiary it markets a comprehensive line of boom trucks and sign cranes. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including, roads, bridges and commercial construction. The Manitex Liftking subsidiary sells a complete line of rough terrain forklifts; including both the Liftking and Noble product lines, as well as special mission oriented vehicles, and other specialized carriers, heavy material handling transporters and steel mill equipment. Manitex Liftking’s rough terrain forklifts are used in both commercial and military applications. Specialty mission oriented vehicles and specialized carriers are designed and built to meet the Company’s unique customer needs and requirements. The Company’s specialized lifting equipment has met the particular needs of customers in various industries that include utility, ship building and steel mill industries.

On October 6, 2008, the Company completed the acquisition of substantially all of the assets of Schaeff Lift Truck Inc. (“Schaeff”) and Crane & Machinery, Inc. (“Crane”) from GT Distribution, LLC. Schaeff, which produces a line of electric forklifts, further expands the Lifting Equipment segment. Crane is a Chicago area based distributor of Terex and Manitex cranes and is a separate new segment, entitled Equipment Distribution.

Historically, the Company also designed, developed, and built specialty Testing & Assembly Equipment for the automotive and heavy equipment industries that identifies defects through the use of signature analysis and in-process verification. Against the background of the operating losses generated in recent history by the Testing & Assembly Equipment segment operations based at Wixom, Michigan, the Company conducted a strategic review of these operations. On March 29, 2007, our Board of Directors approved a plan to sell our Testing & Assembly Equipment segment’s operating assets including its inventory, machinery, equipments and patents. As a result, our Testing & Assembly Equipment segment has been accounted for as a discontinued operation starting with the first quarter of 2007. On August 1, 2007, the assets used in connection with the Company’s diesel engine testing equipment were sold to EuroMaint Industry, Inc., a Delaware corporation (“EuroMaint”). As of August 31, 2007, all operations of the former Testing & Assembly Equipment segment had ceased. (See Note 4)

As result of discontinuing our former Testing & Assembly Equipment segment, the Company operated in only a single business segment, Lifting Equipment until its acquisition of Crane & Machinery’s assets on October 6, 2008. As stated above Crane operations are reported in a separate new segment, entitled Equipment Distribution. The Company’s consolidated financial statements for all years presented reflects the Testing & Assembly Equipment segment as a discontinued operation.

Note 2. Basis of Presentation

The consolidated financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statement includes the accounts of Manitex International Inc., and its subsidiaries. Significant intercompany transactions have been eliminated in consolidation. Acquisitions accounted for as purchases have been included in the Company’s results from their respective dates of acquisition July 3, 2006 for the QVM acquisition, November 30, 2006 for the Manitex Liftking acquisition, July 31, 2007, for the Noble Forklift product line acquisition, and October 6, 2008 for Schaeff and Crane acquisitions.

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2. Basis of Presentation—(Continued)

Discontinued Operations

As result of discontinuing our former Testing & Assembly Equipment segment, the Company operated in only a single business segment, Lifting Equipment until its acquisition Crane & Machinery’s assets on October 6, 2008. As stated above Crane operations are reported in a separate new segment, entitled Equipment Distribution. The Company’s consolidated financial statements for all years presented reflects the Testing & Assembly Equipment segment as a discontinued operation.

Note 3. Summary of Significant Accounting Policies

This summary of significant accounting policies of Manitex International Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

Warrants—The Company has issued warrants, which allow the warrant holder to purchase one share of stock at specified price for specific period of time. The Company records equity instruments including warrants issued to non-employees based on the fair value at date of issue. The fair value of the warrants at date of issuance are estimated using the Black-Scholes Model.

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

Allowance for Doubtful Accounts—The Company has adopted a policy consistent with U.S. GAAP for the periodic review of its accounts receivable to determine whether the establishment of an allowance for doubtful

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Summary of Significant Accounting Policies—(Continued)

accounts is warranted based on the Company’s assessment of the collectability of the accounts. The Company established an allowance for bad debt of $118 and $175 at December 31, 2008 and 2007, respectively.

Property, Equipment and Depreciation—Property and equipment are stated at cost. Depreciation of property and equipment is provided over the following useful lives:

Asset Category	Depreciable Life
Machinery and equipment	5 – 15 years
Furniture and fixtures	7 – 12 years
Leasehold improvements	1.5 –12 years

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense for continuing operations for the years ended December 31, 2008, 2007, and 2006 was $299, $324, and $87, respectively.

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

The determination of fair value requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, revenue growth and operating earnings projections, discount rates, terminal growth rates, and required capital expenditure projections. During the fourth quarter of 2008, our stock price declined significantly and we began to see signs of a slowdown in our Lifting Equipment

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Summary of Significant Accounting Policies—(Continued)

segment, highlighted by a decrease in our backlog. Additionally, access to the credit markets, which are critical to the ability of some of our customers to finance crane purchases, has been restricted. Since our impairment testing as of September 30, 2008 had not yet been finalized, we reevaluated our assumptions for the facts known as of December 31, 2008 and adjusted our projections accordingly. We believe the changes in the circumstance that occurred during the fourth quarter of 2008, could be indicators of potential impairment under the guidance of SFAS No. 142, “Goodwill and Other Intangible Assets. Because our projections were revised to take into account the facts known at December 31, 2008, we concluded that it was not necessary re-perform impairment testing at December 31, 2008. Since the projections employed to re-perform the impairment testing would be the same as those used in the earlier testing, the result would be materially the same. Due to the inherent uncertainty involved in making these estimates, actual results could differ materially from those estimates.

The market approach was also considered in evaluating the potential for impairment by calculating fair value based on multiples of earnings before interest, taxes, depreciation and amortization (EBITDA) of comparable, publicly traded companies. This analysis also did not indicate impairment. Moreover, we also observed implied EBITDA multiples from relatively recent merger and acquisition activity in the industry, which was used to test the reasonableness of the results. During much of the fourth quarter 2008 and as of December 31, 2008, our market capitalization was below book value. While the market capitalization decline was considered in our evaluation of fair value, the market metric is only one indicator of fair value. It is has been our opinion that the market capitalization approach is simply not a reliable indicator of the value for the Company, either now or in the past. Our conclusion is based on the fact that trading volume on our stock is very limited, the Company does not provide guidance nor is there is any significant analyst coverage. Furthermore, very modest sized trades can impact the stock price significantly because our trading volume is so low.

We will continue to monitor market conditions and determine if any additional interim review of goodwill is warranted. Further deterioration in the market or actual results as compared with our projections may ultimately result in a future impairment. In the event we determine that goodwill is impaired in the future, we would need to recognize a non-cash impairment charge, which could have a material adverse effect on our consolidated balance sheet and results of operations.

Discontinued Operations—The consolidated financial statements present the Testing & Assembly Equipment Segment as a discontinued operation in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Summary of Significant Accounting Policies—(Continued)

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

Effective for fiscal years beginning after November 15, 2007, FAS No. 157 requires that assets and liabilities that are measured at fair value on a recurring basis be categorized according to a three level hierarchies established in the opinion which prioritizes the inputs used in measuring fair value. Fair value of the forward currency contracts are determined on the last day of each reporting period using quoted prices in active markets, which are supplied to the Company by the foreign currency trading operation of its bank. Under FAS No. 157, items valued based on quoted prices in active markets are Level 1 items. The following is summary of items that the Company measures at fair value as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Liabilities:
Forward currency exchange contracts	$230	$—	$—	$230

We have elected a partial deferral of SFAS 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities.

Financial Instruments and Credit Risk Concentrations—Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, trade receivables and payables. The Company maintains its cash balances and marketable securities at Detroit, Michigan and Toronto, Canada. Accounts in the United States are insured by the Federal Deposit Insurance Corporation up to $250. At December 31, 2008 and 2007, the Company had uninsured balances of $424 and $469, respectively.

At December 31, 2008, the Company had entered into a series of forward currency exchange contracts. The contracts obligate the Company to purchase approximately CND $3.0 million in total. The contracts which are in various amounts mature between January 5, 2009 and December 31, 2009. Under the contract, the Company will purchase Canadian dollars at exchange rates between .8203 and .9587. The Canadian to US dollar exchange rates were .8210 and .7870 at December 31, 2008 and February 27, 2009, respectively. At December 31, 2008, the Company had recognized a liability of $230 in connection with the forward contracts held by the Company. At December 31, 2007, the Company had a recognized asset of $159 in connection with the forward contracts held by the Company. The Company purchases forward contracts in relationship so that gains and losses on its forward contracts offset exchange gains and losses on its on the assets and liabilities denominated in other than the reporting units’ functional currency. Forward currency exchange contracts, if not offset by existing foreign currency positions, will result in the recognition of gains and losses which are not offset.

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Summary of Significant Accounting Policies—(Continued)

As of December 31, 2008 four individual customers accounted for 52% of total company accounts receivable at 20%, 12%, 10%, and 10%, respectively. Conversely, as of December 31, 2007 no single customer accounted for more than 10% of accounts receivables. Three customers were responsible for 31% of 2008 consolidated revenue. However, in 2007, no customers accounted for 10% or greater of the Company’s revenue and two customers accounted for 25% of 2006 revenue.

In 2008, purchase from one supplier accounted for 12% of total Company purchases. For 2007, purchases from any single supplier did not exceed 10% of total purchases. For the year ended December 31, 2006, the Company purchased 18% of total purchases from a single vendor.

Research and Development Expenses. The Company expenses research and development costs as incurred. For the periods ended December 31, 2008, 2007, and 2006 expenses were $819, $807, and $206, respectively.

Advertising—Advertising costs are expensed as incurred and were $421, $289, and $74 for the years ended December 31, 2008, 2007, and 2006, respectively.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss carryforwards. The Company could not conclude that it was more likely than not that the entire deferred tax asset related to the Company’s net operating losses (“NOL”) would be fully utilized. As such, valuation allowances are established for the amount that total deferred tax assets exceed total deferred tax liabilities, except for certain state tax credits. See Note 10, Income Taxes, for further details.

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

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Summary of Significant Accounting Policies—(Continued)

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

Including the contingently convertible debt and warrants in the diluted EPS calculation is anti-dilutive when there is a loss and is, therefore, excluded from the diluted per share calculation under paragraph 16 of SFAS 128. The effect of applying paragraph 16 of SFAS 128 was to exclude 820,044, shares from the diluted EPS calculation of the years ended December 31, 2006.

Stock Based Compensation—In accordance with SFAS No. 123R “Share Based Payments” share-based payments to employees, including grants of restricted stock units, are measured at fair value as of the date of grant and are expensed in the consolidated statement of operations over the service period (generally the vesting period).

Comprehensive income—Statement of Financial Accounting Standard (“SFAS”) No. 130 “Reporting Comprehensive Income” requires reporting and displaying comprehensive income and its components. Comprehensive income includes, in addition to net earnings, other items that are reported as direct adjustments to stockholder’s equity. Currently, the only Comprehensive income adjustment required for the Company is a foreign currency translation adjustment. Comprehensive income was $1,033, $2,038, ($8,945) for the years ended December 31, 2008, 2007, and 2006.

Reclassifications—Certain reclassifications have been made to the 2007 and 2006 financial statements to conform to the 2008 presentation.

Variable Interest Entities—In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (“FIN No. 46R”). This pronouncement clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Summary of Significant Accounting Policies—(Continued)

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

The Company had a variable interest in the related entity primarily because of the common shareholder ownership between the Company and GT Distribution, LLC; the Company is exposed to risk in regards to its variable interest. The Company both purchases from and sells to GT Distribution. The Company’s exposure will vary in the future and is dependent on purchases from and sales to GT Distribution as well as payments made to or received from GT Distribution.

At June 30, 2007, the company had a significant variable interest in the related entity in the form of a receivable in the amount of $4,219. Primarily because of the common shareholder ownership between the Company and GT Distribution, LLC, the Company is exposed to risk in regards to its variable interest. At June 30, 2007, the exposure to the Company was the carrying amount of the receivable recorded at $4,219. On July 31, 2007, the Company completed the acquisition of certain assets of GT Distribution (the Noble forklift product line assets) from GT Distribution. The Company received the Noble product line assets in settlement of the $4,219 receivable from GT Distribution. See Note 16—“Noble Product Line Assets Acquisition” for further details regarding the transaction.

At December 31, 2007, the Company had a net receivable from GT Distribution of approximately $300. During the year ended December 31, 2007 GT Distribution, LLC had revenue of approximately $25,475 and at December 31, 2007 had total assets of $7,601 and totaled liabilities $12,882.

On October 6, 2008, the Company completed the acquisition of substantially all of the assets of Schaeff Lift Truck Inc. (“Schaeff”) and Crane & Machinery, Inc. (“Crane,” together with Schaeff, the “Sellers”) pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) with the Sellers and their parent company, GT Distribution, LLC (“GT”). The aggregate consideration paid in connection with this acquisition was $3,684 consisting of (i) 269,378 shares of the Company common stock valued at $867 (ii) a promissory note for $2,000 (iii) and payment of $751 to payoff Crane’s line of credit.

Mr. Langevin, the Company’s Chairman and CEO” owned 38.8% of the membership interests of GT. Due to the related-party aspects of this transaction, the Purchase Agreement and the transactions contemplated thereby were approved by a committee of the Company’s independent Directors (the “Special Committee”) and the Audit Committee of the Company’s Board of Directors. The Special Committee also received a fairness opinion from an independent financial advisory firm that the consideration to be paid by the Company pursuant to the Purchase Agreement to acquire the Sellers’ assets and liabilities, including the shares of the Company’s common stock issued pursuant to the Restructuring Agreement (as defined below), is fair from a financial point of view. In January 2009, Mr. Langevin assigned his ownership interest in GT to Bob Litchev, a Senior Vice President of Manitex International, Inc.

After the sale of Crane and Schaeff, GT had two remaining operations SL Industries, Ltd and BGI USA, Inc. (“BGI”) SL Industries, Ltd. is located in Bulgaria fabricates machined parts which it sells primarily to our Manitex subsidiary. BGI assembles parts received generally from SL Industries or Manitex subsidiary and sells them to our Manitex Subsidiary. At December 31, 2008, the Company had net payable to GT and subsidiaries of approximately $175. At December 31, 2008, the Company determined that it no longer had a variable interest entity.

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Discontinued Operations

Against the background of operating losses generated in recent history by the Testing & Assembly Equipment segment operations based at Wixom, Michigan, the Company conducted a strategic review of these operations. On March 29, 2007, our Board of Directors approved a plan to sell our Testing & Assembly Equipment segment’s operating assets including its inventory, machinery and equipment and patents. As a result, our Testing & Assembly Equipment segment has been accounted for as a discontinued operation starting with the first quarter of 2007 until its disposition.

In December 2006, the Company recorded an impairment charge of $6,632 relating to the carrying value of the segment’s long lived assets and its inventory. In the three months ended March 31, 2007, the Company recorded a provision for the expected loss on the sale of discontinued operations of $366. The reserve for loss on sale of discontinued operations was reduced by $76 in the second quarter 2007 and $33 in the third quarter 2007 as the severance accrual was decreased as the Company’s estimate for severance costs was lowered. In the third quarter 2008, the reserve for loss on sales was reduced by $200 as it was determined that reserve contract terminations were no longer necessary.

On July 5, 2007 the Company entered into an Asset Purchase Agreement with EuroMaint Industry, Inc., a Delaware corporation (“EuroMaint”). Under the terms of the Asset Purchase Agreement, the Company agreed to sell and EuroMaint agreed to purchase certain assets of the Company used in connection with the Company’s diesel engine testing equipment business. EuroMaint also assumed and agreed to pay, perform and discharge when due certain obligations of the Company arising in connection with the operation of the Company’s diesel engine testing equipment business. In addition to the assumption of those certain assumed liabilities, EuroMaint agreed to pay to the Company the aggregate purchase price of $1,100. This transaction closed on August 1, 2007. In August 2007, the Company sold at auction all the remaining tangible assets of the former Testing & Assembly Equipment segment, comprised of inventory and fixed assets. The Company recorded a gain of $209 on the sale of assets in the third quarter of 2007. The remaining balance of $172 shown as assets held for sale is comprised of trade receivables and other receivables at December 31, 2007 were collected in the normal course.

The following table sets forth the detail of balance sheet captions for discontinued operations as of December 31, 2007.

2007
Accounts receivable, net	$132
Cost and estimated earnings in excess of billings, net	40

Total current assets	172

Accrued expenses	265

Total current liabilities	$265

The following table sets forth the detail of the net loss from discontinued operations for the year ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Revenues from discontinued operations	$—	$1,524	$5,092
Income (loss) from discontinued operations before income taxes	199	(1,122)	(9,429)
Benefit from income taxes (benefit)	—	—	(1,087)
Net Income (loss) from discontinued operations	199	(1,122)	(8,342)
Gain (loss) on sale of discontinued operations	$200	$(48)	$—

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Discontinued Operations—(Continued)

In 2007, the Company did not record a tax benefit attributable to losses from discontinued operations as the Company may not utilize such loss in future years.

The estimated gain on sale is shown below:

Category of Closure Cost	Estimated Cost
Employee termination costs	$(57)
Net gain on sale of assets, net of income taxes of $0	209

Total gain on sale of discontinued operations	$152

The year 2006 was adjusted to reflect the Testing & Assembly Equipment segment as a discontinued operation as shown below:

	The Year Ended December 31, 2006
	As Initially Reported	Reclassified to Discontinued Operations	As Reported
Net revenues	$45,768	$(5,092)	$40,676
Cost of sales	41,646	(6,743)	34,903

Gross profit	4,122	1,651	5,773
Operating expenses	12,392	(7,778)	4,614

Operating income (loss) from continuing operations	(8,270)	9,429	1,159
Other income and (expense)	(1,945)	—	(1,945)

Income (loss) from continuing operations before income taxes	(10,215)	9,429	(786)
Income tax (benefit)	(1,326)	1,087	(239)

Net loss from continuing operations	(8,889)	8,342	(547)
Loss from operations of discontinued Testing & Assembly Equipment segment	—	(8,342)	(8,342)

Net loss	$(8,889)	$—	$(8,889)

Note 5. Inventory

The components of inventory at December 31 are summarized as follows:

	2008	2007
Raw materials and purchased parts	$15,254	$13,047
Work in process	1,173	1,429
Finished goods and replacement parts	5,639	1,572

Inventories, net	$22,066	$16,048

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	2008	2007
Building	$4,913	$4,913
Machinery and equipment	1,382	991
Furniture and fixtures	41	9
Leasehold improvements	145	71
Assets under development	77	270
Computer software & equipment	641	450
Rental cranes	197	—
Motor vehicles	117	59

Totals	7,513	6,763
Less: accumulated depreciation	(1,635)	(985)

Net property and equipment	$5,878	$5,778

Depreciation expense was $299 (net of $381 amortization of deferred gain on building), $324 (net of $380 amortization of deferred gain on building) and $87 (net of $190 amortization of deferred gain on building), in 2008, 2007, and 2006 respectively. All Company assets were recorded in compliance with the provisions of SFAS No. 13. The gross value of the building capitalized was $4,913. At December 31, 2008 included in accumulated depreciation is $1,039 related to the capitalized building and the truck leases.

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

	2008	2007	Useful Lives
Patented and unpatented technology	$10,609	$10,684	10-17 years
Amortization	(2,554)	(1,501)
Customer relationships	9,580	8,310	10-20 years
Amortization	(996)	(554)
Trade names and trademarks	4,957	4,675	25 years-indefinite
Amortization	(448)	(262)
Customer backlog	460	474	< 1 year
Amortization	(460)	(474)

Intangible assets	21,148	21,352
Goodwill	14,452	14,065

Goodwill and other intangibles	$35,600	$35,417

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7. Goodwill and Other Intangible Assets—(Continued)

Amortization expense was $1,710, $1,784 and $962 for the periods ended December 31, 2008, 2007 and December 31, 2006, respectively.

Estimated amortization expense for the next five years and subsequent is as follows:

2009	$1,793
2010	1,793
2011	1,793
2012	1,793
2013	1,793
And subsequent	12,183

Total	$21,148

Note 8. Accrual Detail

	As of December 31,
	2008	2007
Account payable:
Trade	$11,127	$9,543
Bank overdraft	956	—

Total accounts payable	$12,083	$9,543

Accrued expenses:
Accrued payroll	$153	$120
Accrued employee Health	217	216
Accrued bonuses	426	1,359
Accrued vacation Expense	393	388
Accrued interest	109	237
Accrued commissions	185	219
Accrued expenses—Other	196	370
Accrued warranty	668	950
Accrued taxes	125	179
Accrued product Liability	135	370
Accrued liability on forward currency exchange contracts	230	—

Total accrued expenses	$2,837	$4,408

Note 9. Line of Credit and Debt

Revolving Credit Facility

At December 31, 2008, the Company had drawn $14,862 under a revolving credit facility. The Company is eligible to borrow up to $20,500, with interest at prime rate (prime was 3.25% at December 31, 2008) plus .25%. The maximum amount of outstanding is limited to the sum of 85% of eligible receivable, the lesser of 65% of eligible inventory or $8,000 plus $500. On January 1, 2009 the $500 is reduced to zero. At December 31, 2008, the maximum the Company could borrow based on available collateral was capped at $20,412. The credit facility’s original maturity date was January 2, 2005. The maturity date has subsequently been extended and the note is now due on April 1, 2010. The indebtedness is collateralized by substantially all of the Company assets.

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Line of Credit and Debt—(Continued)

Additionally, certain shareholders or former shareholders of the Company have personally guaranteed $500 of the note. The facility contains customary limitations including, but not limited to, acquisitions, dividends, repurchase of the Company’s stock and capital expenditures. The Agreement also requires the Company to have a minimum Tangible Effective Net Worth, as defined in the agreement and 1.2 to 1 Debt Service Ratio, as defined in the agreement.

Revolving Canadian Credit Facility

At December 31, 2008, the Company had drawn $2,133 (US) under a revolving credit agreement with a bank. The Company is eligible to borrow up to $4,500 (CDN). The maximum amount outstanding is limited to the sum of 80% of eligible receivables and the lesser of 50% of eligible inventory or CDN $2,500. At December 31, 2008, the maximum the Company could borrow based on available collateral was CDN $4,402 or US $3,614. The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets. The Company can borrow in either U.S. or Canadian dollars. For the purposes of determining availability under the credit line, borrowings in U.S. dollars are converted to Canadian dollars based on the most favorable spot exchange rate determined by the bank to be available to it at the relevant time. Any borrowings under the facility in Canadian dollars bear interest at the Canadian prime rate (the Canadian prime was 3.5% at December 31, 2008) plus 1.5%. Any borrowings under the facility in U.S. dollars bear interest at the U.S. prime rate (prime was 3.25% at December 31, 2008) plus .25%. The credit facility has a maturity date of April 1, 2010. On January 26, 2009 the agreement was amended which limits the maximum amount outstanding under the Canadian Note to the sum of (1) 80% of eligible receivables, plus (2) the lesser of 30% of eligible work-in-process inventory or CDN $500 plus (3) the lesser of 50% of eligible inventory less work-in-process inventory or CDN $3.0 million. Under the New Advance Formula Agreement, at January 26, 2009, the maximum the Company could borrow based on available collateral was CDN $4.5 million.

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

Under an agreement dated May 2, 2008, the Company issued 211,074 shares of the Company’s common stock to former Members of QVM and the note was cancelled. See Note 17 for additional details

Note Payable Issued to Acquire Liftking Industries

In connection with the Liftking Industries’ Acquisition, the Company has a note payable to the seller for $1,800 (CDN) or $1,478 (US). The Note shall provide for interest at 1% over the prime rate of interest charged by Comerica Bank for Canadian dollar loans, calculated from the closing date and payable quarterly in arrears commencing April 1, 2007, and for principal payments of two hundred thousand dollars (CDN) quarterly commencing April 1, 2007, with the final installment of principal and interest thereon due April 1, 2011. The note payable is subject to a general security agreement which subordinates the seller’s security interest to the interest of the buyer’s senior secured credit facility, but shall otherwise rank ahead of the seller’s other secured creditors.

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Line of Credit and Debt—(Continued)

Note Payable—Bank

At December 31, 2008, the Company has a $1,833 note payable to a bank. The note payable to the bank was assumed in connection with the QVM acquisition. The note was due on September 10, 2006 .The maturity date has subsequently been extended and the note is now due on April 1, 2010. The note has an interest rate of prime plus 1% until maturity, whether by acceleration or otherwise, or until default, as defined in the agreement, and after that at a default rate of prime plus 4%. Until June 30, 2008 the Company was not required to make principal payments, but was required to make interest payments on the first day of each month. Commencing on July 1, 2008, the Company is also required to make monthly principal payments of $50 on the first day of each month. The bank has been granted security interest in substantially all the assets of the Company’s Manitex subsidiary. Until October 18, 2007, the former members of QVM guaranteed the note. On October 18, 2007, the bank released the former members of QVM from their guarantees.

Note Payable—Bank

At December 31, 2008, the Company has a $58 note payable to a bank. The note dated October 16, 2008 had an original principal amount of $82 and an annual interest rate of 4.35%. Under the terms of the note the company is required to make ten monthly payments of $8 commencing November 13, 2008. The proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums.

Note Payable—Terex

In connection with the purchase of substantially all of the assets of Crane & Machinery, Inc. (“Crane”) and Schaeff Lift Truck, Inc., (“Schaeff”), the Company agreed to assist the Sellers and GT in restructuring certain debt owed to Terex Corporation (“Terex”). Accordingly, on October 6, 2008, the Company entered into a Restructuring Agreement with Terex and Crane pursuant to which the Company executed and deliver to Terex a promissory note in the amount of $2,000 that has an annual interest rate of 6%. Terex has been granted a lien on and security interest in all of the assets of Crane & Machinery Division.

The Company is required to make annual principal payments to Terex of $250 commencing on March 1, 2009 and on each year thereafter through March 1, 2016. So long as the Company’s common stock is listed for trading on the NASDAQ or another national stock exchange, the Company may opt to pay up to $150 of each annual principal payment in shares of the Company’s common stock having a market value of $150. Accrued interest under the Term Note will be payable quarterly commencing on January 1, 2009.

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

Note payable floorplan

On December 31, 2008, the Company has a $1,252 note payable to a finance company. Under the floorplan agreement the Company may borrow up to $2.0 million for equipment financing and are secured by all inventory financed by or leased from the Lender and the proceeds therefrom. The terms and conditions of any loans, including interest rate, commencement date, and maturity date shall be determined by the Lender upon its receipt

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Line of Credit and Debt—(Continued)

of the Company’s request for an extension of credit. At December 31, 2008, outstanding loan bears interest at a rate per annum equal to the prime rate of interest, as published in the Wall Street Journal, plus 6% (which may be increased upon the Lender giving five days written notice to the Company). For twelve months commencing on January 15, 2009, the Company is only required to make interest payments, followed by 48 equal monthly payments of principal and interest. The loan may be repaid at anytime and is not subject any prepayment penalty.

Capital Leases

The Company has a twelve year lease which expires in April 2018 that provides for monthly initial lease payments of $70 for its Georgetown, Texas facility. The lease has been classified as a capital lease under the provisions of FASB Statement No. 13. The capitalized lease obligation related to aforementioned lease as of December 31, 2008 is $4,422. Additionally, the Company has a 60 month truck lease which expires on September 8, 2011 that provides for monthly leases payments of $1. As of December 31, 2008, the capitalized lease obligation related to aforementioned lease is $23. See Note 12 for further information regarding capital lease obligations.

Note 10. Income Taxes

Information pertaining to the Company’s income before income taxes is as follows:

	Year ended December 31,
	2008	2007	2006
Net income (loss) from continuing operations before income taxes:
Domestic	$1,283	$1,856	$(295)
Foreign	109	433	(491)

Total net income (loss) before income taxes	$1,392	$2,289	$(786)

Information pertaining to the Company’s provision (benefit) for income taxes is as follows:

	Year ended December 31,
	2008	2007
Provision (benefit) for income taxes:
Current:
Federal	$6	$—
State and local	51	163
Foreign	(3)	—

	54	163
Deferred:
Federal	28	—
State and local	(489)	—
Foreign	—	—

	(461)	—

Total provision (benefit) for income taxes	$(407)	$163

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10. Income Taxes—(Continued)

For the year ended December 31, 2008, the Company recorded a tax benefit of $407 (an effective tax rate of -29.23%), primarily related to the recognition of a deferred tax asset for the Texas Temporary Margin Credit as a result of the resolution of an income tax examination. For the year ended December 31, 2007, the Company recorded a tax provision of $163 (an effective tax rate of 7.12%) related to current state and local income taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2008	2007
Deferred tax assets:
Current:
Accrued expenses and other liabilities	$975	$1,087
Long-term:
Deferred gain	1,207	1,336
Net operating loss carryforwards	3,246	3,586
Tax credit carryforwards	606	31

Total deferred tax asset	6,034	6,040
Valuation allowance	(1,387)	(1,385)

Total deferred tax asset net of valuation allowance	4,647	4,655
Deferred tax liabilities:
Long-term:
Property, plant and equipment	137	31
Intangibles	4,002	4,285
Unrealized foreign currency gain	47	339

Total deferred tax liability	4,186	4,655

Net deferred tax asset	$461	$—

The effective tax rate before income taxes varies from the current statutory federal income tax rate as follows:

	Year ended December 31,
	2008	2007
Statutory rate	34.00%	34.00%
State and local taxes	.30	1.25
Permanent differences	1.33	1.02
Change in tax reserves	.90	4.33
Change in valuation allowance	-65.65	-33.48
Other	-.11	—

	-29.23%	7.12%

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10. Income Taxes—(Continued)

carryforwards. Due to the uncertainty regarding the Company’s ability to utilize its net operating losses in the future, the Company has provided a valuation allowance against certain of its deferred tax assets. The increase in the valuation allowance was primarily attributable to the current year utilization of net operating losses offset by changes in deferred tax assets and liabilities for temporary differences.

As of December 31, 2008, the Company has approximately $9,500 of federal net operating loss carryforwards. Such loss carryforwards expire beginning in 2023 through 2027, if not utilized, and may be subject to certain utilization limitations provided by the Internal Revenue Code. As of December 31, 2008, the Company has approximately $1,500 of Texas Temporary Margin Tax Credit that may be utilized through 2026, subject to certain annual limitations.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	2008	2007
Balance at January 1	$184	$85
Increases in tax positions for prior years	—	—
Decreases in tax positions for prior years	—	—
Increases in tax positions for current year	13	99
Settlements	—	—
Lapse in statute of limitations	—	—

Balance at December 31	$197	$184

Of the amounts reflected in the above table at December 31, 2008, the entire amount would reduce the Company’s annual effective tax rate if recognized. The Company had approximately $52 of accrued interest and penalties as of December 31, 2008. The Company records accrued interest and penalties related to income tax matters in the provision for income taxes in the accompanying consolidated statement of operations. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company files income tax returns in the United States and Canada as well as various state and local tax jurisdictions with varying statutes of limitations. The 2005 through 2008 tax years generally remain subject to examination by federal and most state tax authorities.

In the normal course of business, various tax authorities examine us, including the IRS. The IRS is currently conducting an examination of Manitex, LLC for the tax year ended December 31, 2005. Although the outcome of these matters cannot be currently determined, we believe that adequate provision has been made for any potential unfavorable financial statement impact.

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11. Supplemental Cash Flow Disclosures

Interest received and paid, income taxes paid and non-cash transactions incurred during the years ended December 31, 2008, 2007, and 2006 were as follows:

	2008	2007	2006
Interest Received	$—	$6	$39
Interest Paid	2,024	3,467	1,713
Income Taxes	161	157	631
Non-Cash Transactions:
Acquisition note—Crane and Schaeff – Terex note	2,000	—	—
Acquisition stock—Crane and Schaeff	867	—	—
Purchase adjustment—decreasing Noble beginning inventory	(112)	—	—
Purchase adjustment—increase goodwill (see Note 16)	112	—	—
Acquisition note—QVM	—	—	1,072
Acquisition note—Lifting Industries, Inc.	—	—	2,796
Acquisition stock—QVM	—	—	916
Acquisition stock—Liftking Industries, Inc	—	—	1,024
Offset of inventory purchases against related party note (see note 21)	—	502	—
Reserves for uncertain tax positions	13	99	—
Forgiveness of GT Distribution debt in connection with acquisition of Noble forklift product line assets (see note 16)	—	4,219	—
Conversion of Debt to Stock (see note 9)	1,072	—	—

Note 12. Operating and Capital Leases

The Company has a twelve year lease which expires in April 2018 that provides for monthly lease payments of $70 for its Georgetown, Texas facility. The lease has been classified as a capital lease under the provisions of FASB Statement No. 13. At December 31, 2008, the Company has outstanding capital lease obligation of $4,422.

The Company leases its Woodbridge, Ontario facility under an operating lease. Monthly payments under the lease are $31. The lease expires November 29, 2009. Total rent expense related to this lease was $440, $458 and $32 for the year ended December 31, 2008, 2007 and 2006, respectively. The Company also paid rent of approximately $100 to lease a facility in Georgetown, Ontario for part of 2007. The lease on the Georgetown, Ontario facility expired before December 31, 2007.

The Company leases its Bridgeview facility under an operating lease. Monthly payments under the lease are $28. The lease expires on May 31, 2010. The lease was assumed by the Company when it acquired Crane & Machinery on October 6, 2008. Total rent for the three months ended December 31, 2008 was $84.

Total rent expense was $90, $67 and $28 for the years ended December 31, 2008, 2007, and 2006 for the remaining operating leases of the Company as determined under FASB No, 13 which includes leases for certain equipment and vehicles.

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12. Operating and Capital Leases—(Continued)

Future Minimum Lease Payments are:

Years	Operating Leases	Capital Leases
2009	$782	$823
2010	258	823
2011	92	816
2012	41	804
2013	32	804
Subsequent	141	3,484

Total Minimum Lease Payments	$1,346	$7,554

Less: imputed interest of approximately 12%		3,109

Present value of minimum lease payment		$4,445

Capital Item – as of or for the year ended December 31, 2008	Cost	Accumulated Depreciation	Depreciation Expense	Interest Expense
Building—Georgetown, TX	$4,913	$1,038	$35	$568
Other Capitalized leases	29	1	1	—

Capital Equipment Totals	$4,942	$1,039	$36	$568

Capital Item – as of or for the year ended December 31, 2007	Cost	Accumulated Depreciation	Depreciation Expense	Interest Expense
Building—Georgetown, TX	$4,913	$623	$35	$595
Other Capitalized leases	472	89	82	10

Capital Equipment Totals	$5,385	$712	$117	$605

Sales and Leaseback—In accordance with FASB 13, 66 and 98, at December 31, 2008 and 2007, the Company has deferred revenue of $3,549 and $3,930, respectively, related to the sales and leaseback of Georgetown operating facilities.

Note 13. 401K Profit Sharing Plan

The Company’s sponsors a 401K profit sharing plan that covers all the former Testing & Assembly Equipment segment employees of the Company. The plan allowed eligible employees to withhold amounts from their pay on a pre-tax basis and invest in self directed investment accounts. The Company is in the process of terminating this plan.

The Company’s Manitex, Inc. subsidiary also sponsors a 401K plan for all United States based employees. The plan is open to employees 21 years of age & older. There is no minimum employment duration required before eligibility. The plan allows for monthly enrollment and contribution changes.

Prior to suspending its discretionary matching contribution on February 15, 2009, the Company discretionary match authorized by Manitex, Inc. was a dollar for dollar match on the first 3% of income, followed by a $.50 contribution for each dollar invested on the next 3% of income. There was no dollar limit regarding matched funds and the plan also calls for immediate vesting of the employer contribution component. The employer match was paid when payroll is processed.

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13. 401K Profit Sharing Plan—(Continued)

The amount paid in matching contributions by the company for 2008, 2007 and 2006 (a partial year from July 3, 2006, the QVM acquisition date, and December 31, 2006) are $256, $208 and $91, respectively.

Note 14. Accrued Warranties

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

The following table summarizes the changes in product warranty liability:

	2008	2007
Balance January 1,	$950	$822
Business acquired	40	30
Accrual for warranties issued during the year	1,701	1,211
Warranty services provided	(1,893)	(1,160)
Changes in estimates	(106)	—
Foreign currency translation	(24)	47

Balance December 31,	$668	$950

Note 15. Segment Information

The Lifting Equipment segment is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes, predominately through a network of dealers, a diverse group of products that serve different functions and are used in a variety of industries. The Company markets a comprehensive line of boom trucks and sign cranes, a complete line of rough terrain forklifts, including both the Liftking and Noble product lines, as well as special mission oriented vehicles, and other specialized carriers, heavy material handling transporters and steel mill equipment. The Company lifting products are used in industrial applications, energy exploration and infrastructure development in the commercial sector and for military applications.

The Equipment Distribution segment located in Bridgeview, Illinois is a distributor of Terex rough terrain and truck cranes, Fuchs material handlers, Manitex boom trucks and sky cranes. The Equipment Distribution segment predominately sells its products to end users, including the rental market. Its products are used primarily for infrastructure development and commercial constructions, applications include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance. The Equipment Distribution segment supplies repair parts for a wide variety of medium to heavy duty construction equipment and sells both domestically and internationally. The segment also provides repair services in the Chicago area.

Acquisitions accounted for as purchases have been included in the Company’s results from their respective dates of acquisition. QVM and Manitex Liftking were acquired on July 3, 2006 and November 30, 2006, respectively. On July 31, 2007, the Company acquired the Noble Rough Terrain Product Line assets and October 6, 2008, the assets of Crane & Machinery, Inc. and Schaeff Lift Truck, Inc. were acquired.

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15. Segment Information—(Continued)

The following is financial information for our two operating segments, i.e., Lifting Equipment and Equipment Distribution. The below financial information includes results for each of the above acquisitions from the respective date of acquisitions:

	Year ended December 31,
	2008	2007	2006
Net Revenues
Lifting Equipment	$103,343	$106,946	$40,676
Equipment Distribution	2,998	—	—

Total	$106,341	$106,946	$40,676

Operating Earnings
Lifting Equipment	$6,382	$10,109	$2,543
Equipment Distribution	68	—	—
Corporate expenses	(3,042)	(3,756)	(1,384)

Total operating income	$3,408	$6,353	$1,159

Total Assets
Lifting Equipment	$79,635	$79,749	$82,114
Equipment Distribution	6,368	—	—
Corporate	225	254	—
Discontinued operations	—	172	1,730

Total	$86,228	$80,175	$83,844

Total foreign source net revenue was approximately $29,255, $21,230, and $5,071 for the years ended December 31, 2008, 2007, and 2006, respectively. Total long-lived assets related to the Company’s foreign operations were approximately $889 and $1,128 for the years ended December 31, 2008 and 2007, respectively. Detail information of external net revenues and long lived asset information by country is shown on the below tables:

Net Revenues

	2008	2007	2006
United States	$77,086	$85,716	$35,605
Canada	24,443	17,829	4,538
Mexico	2,343	2,236	500
Netherlands	691	172
United Arab Emirates	487
Russia	346
Indonesia	292
Puerto Rico	271	845
Turkey	200
China	—	147
Chile	104
Other	78	1	33

	$106,341	$106,946	$40,676

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15. Segment Information—(Continued)

Company attributes revenue to different geographic areas based on were items are shipped or services are performed.

Long Lived Asset

	2008	2007
United States	$44,654	$44,007
Canada	889	1,128

Total Long-Lived Assets	$45,543	$45,135

Long-Lived Assets are based on where the operating unit is domiciled.

Due to the nature of the Company’s business, the Company’s sales are concentrated with a small number of customers comprising a significant percentage of revenues. In 2008, three customers individually represented 11%, 10% and 10% of total Company revenues. However, in 2007 no single customer represented 10% or greater of total Company revenues. In 2006, the Company had two customers with revenues that equaled or exceeded 10% of total revenues. The percentage for these two customers was 14% and 11%.

Note 16. Acquisitions

QVM (Manitex) Acquisition

On July, 3, 2006, pursuant to the Purchase Agreement, dated as of May 16, 2006 and as amended on July 3, 2006 with Quantum Value Management, LLC (“QVM” or the “Parent”) and all of the members of the Parent (the “Members”), the Company purchased from the Members all the outstanding membership interest of the Parent (the “Acquisition”). The Company acquired the Manitex subsidiary through its acquisition of all the membership interest in the Parent. The aggregate consideration (the “Consideration”) paid in connection with the Acquisition was approximately $1,998, which was subject to post-closing working capital adjustments, consisting of (i) 234,875 shares of the Company common stock valued at $916, and (ii) a Non-Negotiable Subordinated Promissory Note for approximately $1,072.

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

The results of operations for the Acquisition have been included in the accompanying consolidated statement of operations from the date of the Acquisition. The total cost of the acquisition is as follows:

Acquisition Cost:
Promissory note issued by Manitex International	$1,072
Manitex International common stock (234,875 @$3.90)	916
Direct transaction fees and expenses	11
Cash and cash equivalents received	(1)

Total purchase price paid	$1,998
Less non-cash items:
Note	(1,072)
Common Stock	(916)

Net consideration paid	$10

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16. Acquisitions—(Continued)

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

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16. Acquisitions—(Continued)

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

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16. Acquisitions—(Continued)

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

Noble Product Line Asset Acquisition

On July 31, 2007, Manitex International, Inc. (the “Company”) entered into an asset purchase agreement with GT Distribution, LLC, a related party, (“GT Distribution”) pursuant to which GT Distribution transferred all of its rights and interest in the Noble forklift product line (“Noble”) to the Company in exchange for the discharge of obligations and trade payables of GT Distribution and certain of its subsidiaries totaling $4,219 and assumption by the Company of certain liabilities associated with the Product Line.

David J. Langevin, the Company’s Chairman and Chief Executive Officer, had a significant ownership interest in GT Distribution. As a result, the Company received a fairness opinion from an independent financial advisor and the approval of a special independent committee of the Company’s board of directors prior entering into this transaction.

The Noble product line production is being integrated into our two current production facilities which are located in Woodbridge, Ontario and Georgetown, Texas. The results for the Noble have been included in the accompanying consolidated statement of operations from the date of the acquisition. Noble product line sales from August 1, 2007 to December 31, 2007 were approximately $1,300 or slightly more than one percent of the Company’s 2007 annual sales.

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16. Acquisitions—(Continued)

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

Crane and Schaeff Acquisition

On October 6, 2008, the Company completed the acquisition of substantially all of the assets of Schaeff Lift Truck Inc. (“Schaeff”) and Crane & Machinery, Inc. (“Crane,” together with Schaeff, the “Sellers”) pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) with the Sellers and their parent company, GT Distribution, LLC (“GT”). The aggregate consideration paid in connection with this acquisition was $3,684 consisting of (i) 269,378 shares of the Company common stock valued at $867 (ii) a promissory note for $2,000 (iii) and payment of $751 to pay off Crane’s line of credit.

Mr. Langevin, the Company’s Chairman and CEO” owned 38.8% of the membership interests of GT. Due to the related-party aspects of this transaction, the Purchase Agreement and the transactions contemplated thereby were approved by a committee of the Company’s independent Directors (the “Special Committee”) and the Audit Committee of the Company’s Board of Directors. The Special Committee also received a fairness opinion from an independent financial advisory firm that the consideration to be paid by the Company pursuant to the Purchase Agreement to acquire the Sellers’ assets and liabilities, including the shares of the Company’s common stock issued pursuant to the Restructuring Agreement (as defined below), is fair from a financial point of view. In January 2009, Mr. Langevin assigned his ownership interest in GT to Bob Litchev, a Senior Vice President of Manitex International, Inc.

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16. Acquisitions—(Continued)

The total cost of the Crane and Schaeff acquisition is as follows:

Acquisition costs:
Promissory note issued to Terex	$2,000
Manitex International, Inc. Common Stock (269,377 @ 3.22)	867
Cash to payoff Crane’s line of credit	751
Direct transactions fees and expenses	112
Cash received	(46)

Total price paid	3,684
Less: non-cash items:
Note	(2,000)
Common Stock	(867)

Net consideration paid	$817

The purchase price has been preliminarily allocated based on management’s estimates as follows (in thousands):

	Crane	Schaeff	Total
Purchase price allocation:
Trade receivables (net)	$335	$150	$485
Other receivables	29	—	29
Inventories	719	1,293	2,012
Prepaid expenses	71	23	94
Fixed assets	40	189	229
Trade name & trademarks	300	—	300
Customer relationships	1,340	—	1,340
Goodwill	275	—	275
Trade payables	(386)	(428)	(814)
Accrued expenses	(134)	(76)	(210)
Customer deposits	(31)	—	(31)
Capital lease obligations	(25)	—	(25)

	$2,533	$1,151	$3,684

Having remained in continuous operation since 1977 there is inherent value in the Crane & Machinery brand. Crane has been the regions’ Terex dealer for much of its existence and enjoys a close association with Terex’s products and reputation in the construction equipment market. Because of Crane’s reputation for superior service, Crane has been the supplier of choice for new and used cranes, parts and service for many construction equipment operators. Its reputation is also a distinct advantage in attracting new customers and growing the business. The aforementioned factors resulted in the recognition of $275 of goodwill.

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16. Acquisitions—(Continued)

The following unaudited pro forma information assumes the acquisitions of Schaeff and Crane occurred on January 1, 2008. The unaudited pro forma results have been prepared for informational purposes only and do not purport to represent the results of operations that would have been had the acquisition occurred as of the date indicated, nor of future results of operations. The unaudited pro forma results for the year ended December 31, 2008 are as follows (in thousand, except per share data)

	Year Ended December 31, 2008	Year Ended December 31, 2007
Net revenues	$115,420	$129,242
Net income from continuing operations	$1,539	$2,084
Income per share from continuing operations:
Basic	$0.15	$0.24
Diluted	$0.15	$0.22

Pro Forma Adjustment Note

Pro Forma adjustments were made to give effect to the amortization of the intangibles recorded as a result of the acquisition, which would have resulted in $101 and $134 of additional amortization expense in 2008 and 2007, respectively. Additionally, Pro Forma adjustments were made to give effect to the interest on the notes to Terex in connection with the acquisition which would have resulted in $85 and $120 of additional interest expense in 2008 and 2007, respectively. Finally, basic and diluted shares were increased by 206,426 and 269,375 for 2008 and 2007 to into accounts shares issued as part of the acquisition consideration.

Note 17. Equity

Issuance of Common Stock and Warrants

QVM Acquisition

On July 3, 2006, the Company issued 234,875 shares of common stock in connection with its purchase of the Manitex subsidiary through the acquisition of all the membership interests of QVM.

Private Placement

On November 15, 2006, the Company closed a $11,136 private placement of its common stock (the “Private Placement”) pursuant to the terms of a security purchase agreement entered into among the Company and certain institutional investors on November 3, 2006 (the “Securities Purchase Agreement”). Pursuant to the Securities Purchase Agreement, the Company issued 2,750,000 shares of its common stock. In connection with the sale of stock the Company incurred investment banking fees of $778 and legal fees of approximately $61. The Company’s net cash proceeds after fees and expenses were $10,298 with $8,026 and $2,272 being allocated to common stock and warrants, respectively.

In connection with the Private Placement, the Company has filed a Registration Statement on Form S-3 to register resale of shares issued in the Private Placement and the shares underlying the warrants. The registration statement was declared effective on June 7, 2007.

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17. Equity—(Continued)

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

On November 15, 2006, the Company issued warrants to purchase an aggregate of 192,500 shares of the Company’s common stock to a finder and to Roth Capital Partners, LLC for acting as placement agent in connection with the Private Placement. These warrants will be exercisable until November 15, 2011, and have an exercise price of $4.62 per share. On June 18, 2007, the Company and Hayden Communications, Inc. (“Hayden”) entered into a contract under which Hayden will provide public and investor relation services to the Company for a period of one year. The contract provides for the issuance of 15,000 warrants to Hayden Communications, Inc. Each warrant allows Hayden to purchase one share of Company Common Stock for $7.08 per share. The warrants are exercisable beginning on June 15, 2008 and expire on June 15, 2011. The warrants are exercisable on a cashless basis under certain circumstances. The warrants and underlying common stock are not registered under federal or state securities laws and, therefore, may not be sold or transferred by Hayden in the absence of registration or an exemption there from.

At December 31, 2008, 2007 and 2006 the Company had issued and outstanding warrants as follows:

Number of Warrants Shares
December 31,
2008	2007	2006
450,000	450,000	550,000	$4.05	November 15, 2011	Private placement
204,000	204,000	550,000	$4.25	November 15, 2011	Private placement
192,500	192,500	192,500	$4.62	November 15, 2011	Placement Agent Fee
15,000	15,000	—	$7.08	June 15, 2011	Investor Relation Service
105,000	105,000	—	$7.18	September 11, 2012	Placement Agent Fee

During 2007, 100,000 and 346,000 Series A and Series B warrants were exercised.

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17. Equity—(Continued)

The following table contains information regarding warrants for the years ended December 31, 2008, 2007 and 2006 respectively:

	2008		2007		2006
	Warrants	Price per Share	Warrants	Price per Share	Warrants	Price per Share
Outstanding on January 1	966,500	$4.05-7.18	1,292,500	$4.05-$4.62	—	—
Issued	—	—	120,000	$7.08-$7.18	1,292,500	$4.05-$4.62
Exercised	—	—	(446,000)	$4.05-$4.25	—	—
Cancelled	—	—	—	—	—	—
Outstanding on December 31	966,500	$4.05-7.18	966,500	$4.05-$7.18	1,292,500	$4.05-$4.62
Weighted average exercise price	$4.59		$4.59		$4.22
Weighted average fair value of warrants granted during the year	—		$276,368		$2,272,291
Weighted average remaining life of warrants at December 31	2.96 years		3.96 years		4.87 years

The fair value of the warrants at date of issuance was estimated using the Black-Scholes Model with the following assumptions:

	2007	2006
Risk-free interest rate	4.070%-5.049%	4.632%
Expected life	4-5 years	5 years
Expected dividends	None	None
Expected volatility	32.089%-35.099%	52.189%

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

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17. Equity—(Continued)

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

On October 1, 2008, the Company issued in aggregate 18,254 shares of common stock to employees as restricted stock units issued under the Company’s 2004 Incentive Plan vested on that day.

On October 6, 2008 the Company issued 269,378 shares of common stock in connection with its purchase of the assets of Crane & Machinery, Inc. and Schaeff Lift Truck, Inc.

On December 31, 2008, the Company issued in aggregate 11,220 shares of common stock to three independent Directors as restricted stock units issued under the Company’s 2004 Incentive Plan to these Directors vested on that day.

Stock Repurchase

On October 1, 2008, the Company purchased 2,043 shares of Common Stock at the October 1, 2008 closing price of $3.35 from certain employees. The stock was purchased from the employees to satisfy employees’ withholding tax obligations related to October 1, 2008 stock issuance described above.

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

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17. Equity—(Continued)

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

On December 18, 2008, the Company awarded under the Amended and Restated 2004 Equity Incentive Plan 103,375 and 21,155 restricted stock units to employees and to the independent Directors, respectively. The restricted stock units are subject to the same conditions as the restricted stock awards except the restricted stock units will not have voting rights and the common stock will not be issued until the vesting criteria are satisfied. The employee restricted stock units vested on January 2, 2009, following the Company’s final determination that each of the employees had met certain performance objectives. The units granted to Directors will vest 36.7%, 31.2% and 32.1% on December 31, 2008, December 31, 2009 and December 31, 2010 respectively. The restricted stock units awarded were valued at $112 or $0.90 per share, which was the closing price of the Company’s common stock on the date of grant. The value of the restricted stock units is being charged to compensation expense over the vesting period,

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17. Equity—(Continued)

Compensation expense in 2008 and 2007 includes $318 and $94 related to restricted stock units, respectively. Compensation expense related to restricted stock units will be $100, $34 and $1 for the years 2009, 2010 and 2011, respectively.

The following table contains information regarding restricted stock units for the years ended December 31, 2008 and, December 31, 2007, respectively:

	Restricted Stock Units
	2008	2007
Outstanding on January 1,	62,650	—
Issued	129,685	66,115
Vested and issued	(28,586)	(3,465)
Vested—repurchased for income tax withholding	(2,043)	—
Forfeited	(1,017)	—

Outstanding on December 31	160,689	62,650

No awards or grants were made under the 2004 Equity Incentive Plan before January 1, 2007

Manitex Liftking Shares Exchanged for Common Stock

On September 16, 2008, the Company issued to 266,000 shares of its common stock in exchange for 266,000 shares of stock in its Manitex Liftking Canadian Subsidiary that had value of $1,024. The 266,000 shares of Manitex Liftking (‘Exchangeable Shares”) were issued on November 30, 2006, as a portion of the aggregate consideration that was paid to acquire the assets of Liftking Industries, Inc. Upon the issuance of the Exchangeable Shares the holder of the shares had a right to exchange the shares for 266,000 shares of Manitex International, Inc. common stock. Upon exchange, the value of the exchangeable shares which was previously shown as a minority interest was reclassified to common stock.

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

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18. Minority Interest

On November 30, 2006, the Company issued 266,000 shares of stock in Manitex Liftking Canadian Subsidiary with a value of $1,024. These shares are exchangeable into 266,000 shares of the Company’s Common Stock. Until the shares are exchanged, the value of the exchangeable shares is shown as a minority interest. The Manitex Liftking Canadian Subsidiary shares were exchange for 266,000 of the Company’s Common Stock on September 16, 2008.

Note 19. New Accounting Pronouncements

See Note 10 regarding the company’s adoption as of January 1, 2007, of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109).

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of SFAS 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FAS 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of SFAS 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The impact of partially adopting SFAS 157 effective January 1, 2008 was not material to our consolidated financial statements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). This statement requires balance sheet recognition of the over funded or under funded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Non-Shareowners’ Changes in Equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19. New Accounting Pronouncements—(Continued)

measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. On January 1, 2007, the Company adopted SFAS No. 158, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. On January 1, 2008, the Company adopted the measurement date provisions. The adoption of the Statement did not have a material impact on its financial position, results of operations or cash flows.

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

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19. New Accounting Pronouncements—(Continued)

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

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19. New Accounting Pronouncements—(Continued)

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

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a “simplified” method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company will assess the impact of SAB 110 for fiscal year ending December 31, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

December 2008, the FASB issued EITF Issue No. 08-6, “Equity Method Investment Accounting Consideration,” effective for fiscal years beginning after December 15, 2008. EITF Issue No. 08-6 requires an equity method investor to account for its initial investment at cost and shall not separately test an investee’s underlying indefinite-lived intangible assets for impairment. It also requires an equity method investor to account for share issuance by an investee as if the investor had sold a proportionate share of its investment. The resulting gain or loss shall be recognized in earnings. The Company is evaluating whether the adoption of EITF Issue No. 08-6 will have a material effect on its consolidated financial statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” amending FASB Statement No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” effective for fiscal years ending after December 15, 2009. FSP FAS 132(R)-1 requires an employer to disclose investment policies and strategies, categories, fair value measurements, and significant concentration of risk among its postretirement benefit plan assets. The adoption of FSP FAS 132(R)-1 is not expected to have a material effect on the Company’s consolidated financial statements

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20. Contractual Obligations

	Payments due by period
	Total	2009	2010-2011	2012-2013	Thereafter
Revolving credit facilities	$16,995	$—	$16,995	$—	$—
Term Loan	6,621	1,565	3,180	1,126	750
Operating Lease Obligations	1,346	782	350	73	141
Capital Lease Obligations	7,531	814	1,625	1,608	3,484
Purchase Obligations	12,339	12,339	—	—	—

Total	$44,832	$15,500	$22,150	$2,807	$4,375

(1)	Purchase obligations include commitments of approximately $11.2 relating to inventory items. The balance is attributable to non-inventory items, including fixed assets, research and development materials, supplies and services.
(2)	At December 31, 2008, the Company had unrecognized tax benefits of $197 for which the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective tax authority. Thus, these liabilities have not been included in the contractual obligations table.

Note 21. Transactions Between the Company and Related Parties

In the course of conducting its business, the Company has entered into certain related party transactions. On July, 3, 2006, pursuant to the Purchase Agreement, dated as of May 16, 2006 and as amended on July 3, 2006 with Quantum Value Management, LLC (“QVM”) and all of the members of QVM (the “Members”), the Company purchased from the Members all the outstanding membership interests of QVM (the “Acquisition”). The Company acquired the Manitex subsidiary through this Acquisition, as the Manitex subsidiary was a wholly owned subsidiary of QVM. The aggregate consideration paid in connection with the Acquisition was approximately $1,998, consisting of (i) 234,875 shares of the Company common stock valued at $916, and (ii) a Non-Negotiable Subordinated Promissory Note for approximately $1,072, in the aggregate, payable to the Members. On May 2, 2008, the note was exchange for 211,074 shares of the Company’s Common Stock and the note was cancelled. See note 17 for additional details.

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

Prior to the Acquisition, the Manitex subsidiary completed a sale and leaseback transaction in April 2006 of its Georgetown, Texas facility to an entity controlled by one of its affiliates, Robert J. Skandalaris, who was also a significant shareholder of the Company. The sale price was $5,000 and the proceeds of the transactions were used to reduce the balance under the Manitex subsidiary’s credit facility. The lease has a twelve year term and provides for monthly rent of $68. Although the Company did not obtain an independent valuation of the property or the terms of the sale and leaseback transaction in connection with the Acquisition, it believes the terms of the lease are at least as favorable to the Company as they could have obtained from an unaffiliated third party.

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21. Transactions Between the Company and Related Parties—(Continued)

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

David J. Langevin, the Company’s Chairman and Chief Executive Officer, had a 39% has an ownership interest in GT Distribution. Consequently, the Company received a fairness opinion from an independent financial advisor that the Company’s purchase of the Product Line was fair to its shareholders from a financial point of view and the approval of a special independent committee of the Company’s board of directors prior entering into this transaction

The Company, through its Manitex and Manitex Liftking subsidiaries, purchase and sell parts to GT Distribution, Inc. (“GT”). The Company’s Chairman and Chief Executive Officer, David Langevin, owned approximately 39% of GT. In January 2009, Mr. Langevin assigned his ownership interest in GT to Bob Litchev, a Senior Vice President of Manitex International, Inc. Although the Company does not independently verify the cost of such parts, it believes the terms of such purchases and sales were at least as favorable to the Company as terms that it could obtain from a third party. As of December 31, 2008, the Company had $0 outstanding Accounts Receivable from GT and $175 outstanding Accounts Payable due to GT with respect to the purchase and sale of parts. At December 31, 2007, the Company had $461 outstanding Accounts Receivable from GT and $162 outstanding Accounts Payable to GT with respect to the purchase and sale of parts.

On October 6, 2008, the Company completed the acquisition of substantially all of the assets of Schaeff and Crane and their parent company, GT Distribution, pursuant to an Asset Purchase Agreement. The aggregate consideration paid in connection with this acquisition was $3,684 consisting of (i) 269,378 shares of the Company common stock valued at $867 (ii) a promissory note for $2,000 (iii) and payment of $751 to pay off Crane’s line of credit.

Mr. Langevin, the Company’s Chairman and CEO” owned 38.8% of the membership interests of GT. Due to the related-party aspects of this transaction, the Purchase Agreement and the transactions contemplated thereby were approved by a committee of the Company’s independent Directors (the “Special Committee”) and the Audit Committee of the Company’s Board of Directors. The Special Committee also received a fairness opinion from an independent financial advisory firm that the consideration to be paid by the Company pursuant to the Purchase Agreement to acquire the Sellers’ assets and liabilities, including the shares of the Company’s common stock issued pursuant to the Restructuring Agreement is fair from a financial point of view. In January 2009, Mr. Langevin assigned his ownership interest in GT to Bob Litchev, a Senior Vice President of Manitex International

GT Distribution, prior the October 6, 2008 sale of Crane and Schaeff, had three operating subsidiaries: Crane & Machinery, Inc., Schaeff Lift Truck, Inc and BGI USA, Inc. (“BGI”). BGI is a distributor of assembly parts used

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21. Transactions Between the Company and Related Parties—(Continued)

to manufacture various lifting equipment. Crane & Machinery, Inc. distributes Terex and Manitex cranes, and services and sells replacement parts for most brands of light duty and rough terrain cranes. Schaeff Lift Truck, Inc. manufactures electric forklifts. Schaeff Lift Truck, Inc. has a 100% owned subsidiary domiciled in Bulgaria, SL Industries, Ltd. Mantitex International, Inc. did not acquire Schaeff Lift Truck, Inc’s Bulgarian subsidiary, SL Industries. All transactions with Crane & Machinery and Schaeff Lift Trucks, Inc. that occurred before October 6, 2008 were related party transactions. Transactions with GT Distribution and the subsidiaries that GT continues to own (BGI and SL Industries) continue to be related party transactions after October 6, 2008.

The Company through its Manitex Liftking subsidiary provides parts and services to LiftMaster, Ltd (“LiftMaster”). LiftMaster is a rental company that rents and services rough terrain forklifts. LiftMaster is owned by the President of Manitex Liftking, ULC and a relative. As of December 31, 2008 the Company had accounts payable to GT and LiftMaster of $175 and $13, respectively. At December 31, 2007, the Company had a receivable from LiftMaster for $67.

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

	2008	2007	2006
Georgetown Facility (1)	$836	$816	$565
Woodbridge Facility (2)	439	458	32
Allocation of Insurance Expense (3)	n.a	n.a	139
Sales to:
Crane & Machinery	165	402	67
LiftMaster	127	299	n.a
BGI	(2)	76	n.a
Schaeff Lift Truck	285	655	n.a

Total Sales	575	1,432	67
Purchases from:
BGI	725	879	367
SL Industries, Ltd	757	1,337	512
LiftMaster (4)	353	98	n.a
Noble International	n.a	n.a	168
Crane & Machinery	—	59	n.a
Schaeff Lift Truck	13	570	n.a

Total Purchases	$1,848	$2,943	$1,047

(1)	The Company leases its 188,000 sq. ft. Georgetown, Texas manufacturing facility from an entity owned by one of the Company’s significant shareholders in fiscal 2006. Pursuant to the terms of the lease, the Company makes monthly lease payment of $70. The Company is also responsible for all the associated operating expenses including, insurance, property taxes and repairs. Under the lease, which expires April 30, 2018, monthly rent is adjusted annually by the lesser of increase in the Consumer Price Index or 2%.
(2)	The Company leases its 85,000 sq. ft. Woodbridge facility from an entity owned by a stockholder of the Company and relative of Manitex Liftking ULC’s, president and CEO. Pursuant to the terms of the lease, the Company makes monthly lease payments of $31. The Company is also responsible for all the associated operations expenses, including insurance, property taxes, and repairs. The lease will expire on November 29, 2009.
(3)

For 2006, GT Distribution, Inc. and its subsidiaries are covered under Manitex’s general, product liability and umbrella insurance policies. In exchange for this coverage, GT Distribution will pay Manitex $139

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21. Transactions Between the Company and Related Parties—(Continued)

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

The Company has a note payable to the former owners of Liftking Industries, Inc. for $1,478 issued in connection with the acquisition of Liftking Industries ULC. It was determined subsequent to the acquisition, that the note would be a related party transaction since Manitex Liftking’s President & CEO is a relative of the primary holder of the note.

Note 22. Legal Proceedings and Other Contingencies

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

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 23. Quarterly Financial Data (Unaudited)

Unaudited Quarterly Financial Data

Summarized quarterly financial data for 2008 and 2007 are as follows (in thousands, except per share amounts).

	2008 (1)				2007 (1)
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr (2)	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net revenues	$23,547	$26,460	$28,542	$27,792	$23,138	$29,951	$26,600	$27,257
Gross Profit	4,272	4,451	4,199	4,543	4,204	5,814	5,006	4,895
Net income from continuing operations	511	721	306	261	69	499	872	686
Income (loss) from discontinued operations—net of tax	178	10	—	11	(732)	(234)	(196)	40
Gain (loss) on disposition of discontinued operations—net of tax	—	186	—	14	(366)	76	242	—
Net income (loss)	$689	$917	$306	$286	$(1,029)	$341	$918	$726
Per Share
Basic
Income from continuing operations	$0.05	$0.07	$0.03	$0.02	$0.01	$0.06	$0.10	$0.07
Income (loss) from discontinued operations—net of tax	$0.02	$—	$—	$—	$(0.09)	$(0.03)	$(0.02)	$—
Gain (loss) on disposition of discontinued operations—net of tax	$—	$0.02	$—	$—	$(0.05)	$0.01	$0.03	$—
Net income (loss)	$0.07	$0.09	$0.03	$0.03	$(0.13)	$0.04	$0.11	$0.07
Diluted
Income from continuing operations	$0.05	$0.07	$0.03	$0.02	$0.01	$0.06	$0.09	$0.07
Income (loss) from discontinued operations—net of tax	$0.02	$—	$—	$—	$(0.09)	$(0.03)	$(0.02)	$—
Gain (loss) on disposition of discontinued operations—net of tax	$—	$0.02	$—	$—	$(0.04)	$0.01	$0.03	$—
Net income (loss)	$0.07	$0.09	$0.03	$0.03	$(0.12)	$0.04	$0.10	$0.07
Shares outstanding
Basic	9,809,340	9,853,423	10,064,939	10,558,640	7,859,875	7,903,391	8,636,940	9,805,913
Diluted	10,255,805	10,349,356	10,318,731	10,576,356	8,512,189	8,636,771	9,239,276	10,374,586

(1)	The financial data for the years 2008 and 2007 presents the former Testing & Assembly Equipment segment as a discontinued operation.
(2)	The Income from discontinued operations of $11 and gain (loss) on disposition of discontinued operations of $14 represents the reversal of tax provision recorded in either the first or second quarter of 2008.

Acquisitions accounted for as purchases have been included in the Company’s results from their respective dates of acquisition. The Noble Forklift Product line was acquired on July 31, 2007. The assets of Crane & Machinery, Inc. and Schaeff Lift Truck, Inc. were acquired on October 6, 2008.

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 24. Impairment of Former Testing & Assembly Equipment Segment

Against the background of the operating losses generated in recent history by the former Testing & Assembly Equipment segment operations based at Wixom, Michigan, the Company conducted a strategic review of these operations and in March 2007 adopted a plan to dispose of most of its plant assets, machinery and equipment, and furniture and fixtures and patents. In connection with the plan of disposal, but recognizing the fact that there can be no certainty that a buyer could be identified and that disposal may therefore be by other than sale, the Company determined that the carrying values of some of the underlying assets exceeded their fair values. Management’s estimation of realizable value established that the value of patents was fully impaired, ($3,915), tangible assets and software were impaired ($2,017), costs in excess of billing impaired, ($224), and inventory impaired ($476). Consequently, the Company recorded an impairment loss of $6,632 which represents the excess of the carrying values of the assets over their fair values, less cost to sell. The impairment loss was originally recorded within the following expense categories in 2006 10-K:

Cost of Sales:	$700
• Reserve for costs in excess of billing
• Inventory reserve for lower of cost or market

Long lived assets	$5,932
• Reserve for impairment of PP&E
• Reserve for impairment of patents

Total impairment cost	$6,632

The income statement for 2006 has been restated to reflect the former Testing & Assembly Equipment segment as a discontinued operation. The above impairment charges have been reclassified and are now included in the income statement under “Discontinued operations” on the line entitled “Loss from discontinued operations”.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

Under the supervision of, and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on our evaluation, which included remediation of the deficiencies and weaknesses described below, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

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

Management’s Assessment

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. In connection with such evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

Remediation of Previously Disclosed Significant Deficiency

In connection with the audit of our consolidated financial statements for the year ended December 31, 2007, we identified a significant deficiency because we had limited finance and accounting personnel to prepare and review financial statements and our preparation of consolidated financial statements was completed without the aid of consolidation software. A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a registrant’s financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable probability that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls. Notwithstanding the significant deficiency, based on an evaluation of our internal controls, management believes there were sufficient controls in place to prevent and detect errors in transaction processing and recording and fraudulent activity. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007. However, to mitigate this significant deficiency during 2008, we implemented a consolidation reporting package to minimize the risk of errors in compiling the consolidated financial statements. This tool was used to facilitate second and third quarter and year-end reporting. In addition, we established an internal audit department in March 2008, as is discussed in the next section, which has strengthened the review of consolidation and financial reporting processes.

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

•

We developed and implemented standardized policies and procedures for critical financial reporting areas, including formal closing procedures for all business units. We also developed and implemented control documentation for all processes. Specific accounting personnel have been assigned the responsibility of maintaining a written, comprehensive set of our accounting policies and procedures. These policies and procedures are communicated to the appropriate accounting functions and are updated periodically based on accounting policy issues. These efforts have improved the overall quality and integrity of our record keeping and financial reporting. We have increased training and supervision of accounting personnel with respect to policies and procedures.

•	Our Manitex business unit implemented an integrated ERP system in January, 2007. This system resulted in improved control and efficiencies in manufacturing as well as business operations.

•	As was discussed in the previous section, a consolidation reporting package was implemented in the second quarter of 2008 to simplify and automate certain consolidation activities.

•

An accounting research tool was implemented during the fourth quarter of 2008. This enables management and personnel to perform real-time research on proper ways to account for unusual or non-recurring transactions.

•	We established an internal audit department in March 2008. This function evaluates integrity over internal controls and financial reporting at the operating unit and consolidated levels.

After consideration of the remediation efforts described above, management concluded that as of December 31, 2007, all previously disclosed material weaknesses had been remediated.

Our annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2008, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Controls over the newly acquired businesses will be more formally evaluated and documented during 2009.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Form 10-K as the Company intends to file with the Commission its definitive Proxy Statement for its 2009 Annual Meeting of Shareholders (the “2009 Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2008.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the headings “Nominees to Serve Until the 2010 Annual Meeting,” “Executive Officers of the Company who are not also Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Committee on Directors and Board Governance,” and “Audit Committee” in our 2009 Proxy Statement is incorporated herein by reference.

Code of Ethics

The Company has adopted a code of ethics applicable to our principal executive officer and principal financial and accounting officer, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002, the rules of the SEC promulgated thereunder, and the NASDAQ rules. The code of ethics also applies to all employees of the Company as well as the Board of Directors. In the event that any changes are made or any waivers from the provisions of the code of ethics are made, these events would be disclosed on the Company’s website or in a report on Form 8-K within four business days of such event. The code of ethics is posted on our website at www.manitexinternational.com. Copies of the code of ethics will be provided free of charge upon written request directed to Investor Relations, Manitex International, Inc., 7402 W. 100th Place, Bridgeview, Illinois 60455.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the headings “Compensation Committee Interlocks and Insider Participation,” “EXECUTIVE COMPENSATION,” and “DIRECTOR COMPENSATION” in our 2009 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the headings “Equity Compensation Plan Information” and “PRINCIPAL STOCKHOLDERS” in our 2009 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the headings “Transactions with Related Persons,” “Corporate Governance,” “Compensation Committee,” and “Audit Committee” in our 2009 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the heading “AUDIT COMMITTEE” in our 2009 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

See Index to Financial Statements on page 51.

(2)	Supplemental Schedules

None.

All schedules have been omitted because the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(b)	Exhibits

See the Exhibit Index following the signature page.

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

Dated: March 25, 2009

MANITEX INTERNATIONAL, INC.

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

/s/ DAVID J. LANGEVIN David J. Langevin, Chairman and Chief Executive Officer (Principal Executive Officer)	March 25, 2009

/s/ DAVID H. GRANSEE David H. Gransee, Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2009

/s/ TERRENCE P. MCKENNA Terrence P. McKenna, Director	March 25, 2009

/s/ STEPHEN J. TOBER Stephen J. Tober, Director	March 25, 2009

/s/ ROBERT S. GIGLIOTTI Robert S. Gigliotti, Director	March 25, 2009

/s/ MARVIN B. ROSENBERG Marvin B. Rosenberg, Director	March 25, 2009

Exhibit Index

Exhibit No.		Description

2.1		Asset Purchase Agreement by and among Quantum-Veri-Tek, Inc., Veri-Tek International, Corp. (now known as Manitex International, Inc.) and James Juranitch, dated October 15, 2003 (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed on September 3, 2004 (Registration No. 333-11830)).

2.2		Purchase Agreement, dated May 16, 2006, among the Company, Quantum Value Management, LLC and the members of Quantum Management Partners, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on May 19, 2006).

2.3		First Amendment to Purchase Agreement, effective July 3, 2006, among the Company, Quantum Value Management, LLC and the members of Quantum Value Management, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on July 10, 2006).

2.4		Purchase Agreement, dated October 19, 2006, among the Company, Quantum Value Management, LLC and the members of Quantum Management Partners, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on October 23, 2006).

2.5		Asset Purchase Agreement, dated July 5, 2007, between Veri-Tek International, Corp. (now known as Manitex International, Inc.) and EuroMaint Industry, Inc. (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed on March 27, 2008).

2.6		Asset Purchase Agreement, dated July 31, 2007, by and among Veri-Tek International, Corp. (now known as Manitex International, Inc.), GT Distribution, LLC, Schaeff Lift Truck Inc., Crane & Machinery, Inc., Manitex, Inc. and Manitex Liftking, ULC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2007).

2.7		Asset Purchase Agreement, dated October 6, 2008, by and among Manitex International, Inc., GT Distribution, LLC, Schaeff Lift Truck Inc., and Crane & Machinery, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 10, 2008).

3.1		Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on November 13, 2008).

3.2		Amended and Restated Bylaws of Veri-Tek International, Corp. (now known as Manitex International, Inc.), as amended (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed on March 27, 2008).

4.1	(1)	Specimen Common Stock certificate of Manitex International, Inc.

4.2		Rights Agreement, dated as of October 17, 2008, between Manitex International, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 21, 2008).

10.1	*	Employment Agreement, effective July 3, 2006, between the Company and David J. Langevin (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 10, 2006).

10.2	*	Employment Agreement between Veri-Tek International, Corp. (now known as Manitex International, Inc.) and David H. Gransee dated October 6, 2006 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on October 12, 2006).

10.3	*	Employment Agreement, dated July 12, 2007, between Veri-Tek International, Corp. (now known as Manitex International, Inc.) and Andrew Rooke (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 13, 2007).

Exhibit No.		Description

10.4	*	Veri-Tek International, Corp. (now known as Manitex International, Inc.) Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 14, 2007).

10.5	*	Form of Restricted Stock Unit Award (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 16, 2007).

10.6		Lease dated April 17, 2006 between Krislee-Texas, LLC and Manitex, Inc. for facility located in Georgetown, Texas (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed on April 13, 2007).

10.7		Lease dated December 1, 2006 between Aldrovandi Equipment Limited and Manitex Liftking, ULC for facility located in Woodbridge, Ontario (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed on April 13, 2007).

10.8		Securities Purchase Agreement, dated as of November 3, 2006, between the Company and the investors identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 16, 2006).

10.9		Form of Series A Warrant dated November 15, 2006 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 16, 2006).

10.10		Form of Series B Warrant dated November 15, 2006 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on November 16, 2006).

10.11		Registration Rights Agreement, dated as of November 3, 2006, between the Company and the investors identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 16, 2006).

10.12		Form of Warrant dated November 15, 2006 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on November 16, 2006).

10.13		Securities Purchase Agreement, dated as of August 30, 2007, between the Company and the investors identified on Annex A (the Schedule of Buyers) attached thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 31, 2007).

10.14		Registration Rights Agreement, dated as of August 30, 2007, between the Company and the investors identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 31, 2007).

10.15		Form of Warrant issued to Roth Capital Partners, LLC, dated September 11, 2007 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 11, 2007).

10.16

Exchange Agreement, dated May 2, 2008, between Veri-Tek International, Corp. (now known as Manitex International, Inc.), the individuals listed on Schedule A thereto, and Michael Azar as the Holders’ Representative (incorporated by reference to Exhibit 10.1 to the Current Report on

Form 8-K filed on May 8, 2008).

10.17		Promissory Note of Veri-Tek International Corp. (now known as Manitex International, Inc.), in of favor Comerica Bank dated October 28, 2004 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (Amendment No. 1) filed on November 12, 2004 (Registration No. 333-11830)).

10.18		Loan Agreement by and between Comerica Bank and Veri-Tek International, Corp. (now known as Manitex International, Inc.) dated November 19, 2004 (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (Amendment No. 2) filed on December 1, 2004 (Registration No. 333-11830)).

Exhibit No.	Description

10.19	Demand Promissory Note, dated May 31, 2006, by Crane & Machinery, Inc. to the Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 10, 2006).

10.20	QVM $20 million Note to Comerica Bank (incorporated by reference to Exhibit 99(i) to the Quarterly Report on Form 10-Q filed on November 14, 2006).

10.21	Amendment to QVM $20 million Note to Comerica Bank (incorporated by reference to Exhibit 99(ii) to the Quarterly Report on Form 10-Q filed November 14, 2006).

10.22	Amendment No. 2 to QVM $20 million Note to Comerica Bank, dated December 20, 2006 (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed on April 13, 2007).

10.23	Amendment No. 3, effective as of August 9, 2007, to that certain Variable Rate Single Payment Note in original principal amount of $20 million, dated March 10, 2005, as amended, by and between Quantum Value Management, LLC and Comerica Bank (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 14, 2007).

10.24	Amendment No. 4, effective as of June 30, 2008, to that certain Variable Rate-Single Payment Note in original principal amount of $20.0 million, dated March 10, 2005, by and between Quantum Value Management, LLC and Comerica Bank, as amended (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 7, 2008).

10.25	Amended and Restated Credit Agreement by and between Quantum Construction Equipment, LLC, Quantum Equipment, LLC, Manitowoc Boom Trucks, Inc. and Comerica Bank, dated December 15, 2003, as amended (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed on April 13, 2007) (Amendment No. 15 to Amended and Restated Credit Agreement, dated December 20, 2006, also filed as and incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on December 21, 2006).

10.26	Second Amended and Restated Credit Agreement, dated April 11, 2007, by and between Veri-Tek International, Corp. (now known as Manitex International, Inc.), Manitex, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 15, 2007).

10.27	Amendment No. 1, effective as of August 9, 2007, to the Second Amended and Restated Credit Agreement by and between Veri-Tek International, Corp. (now known as Manitex International, Inc.), Manitex, Inc., and Comerica Bank dated April 11, 2007 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 14, 2007).

10.28	Amendment No. 2, dated October 18, 2007, to the Second Amended and Restated Credit Agreement by and between Veri-Tek International, Corp. (now known as Manitex International, Inc.), Manitex, Inc. and Comerica Bank dated April 11, 2007, as amended (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 22, 2007).

10.29	Amendment No. 3 to Second Amended and Restated Credit Agreement and Amendment to Revolving Credit Note, dated June 30, 2008, by and between Manitex International, Inc., Manitex, Inc., and Comerica Bank, as amended (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 7, 2008).

10.30	Revolving Credit Note for $16,500,000 dated April 11, 2007, payable to Comerica Bank by Manitex, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 15, 2007).

Exhibit No.	Description

10.31	Letter Agreement between Manitex Liftking, ULC and Comerica Bank dated December 29, 2006 (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Annual Report on Form 10-K/A filed on May 17, 2007).

10.32	Master Revolving Note dated as of December 29, 2006 between Manitex Liftking, ULC and Comerica Bank (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Annual Report on Form 10-K/A filed on May 17, 2007).

10.33	Amendment No. 1, effective as of August 9, 2007, to that certain Master Revolving Note in original principal amount of CDN$3.5 million, dated December 29, 2006, by and between Manitex Liftking, ULC and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 14, 2007)

10.34	Amendment No. 2, effective as of October 18, 2007, to that certain Master Revolving Note in original principal amount of $3.5 million, dated December 29, 2006, by and between Manitex Liftking, ULC and Comerica Bank, as amended (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 22, 2007).

10.35	Amendment No. 3, effective as of June 30, 2008, to that certain Master Revolving Note in original principal amount of CDN $3.5 million, dated December 29, 2006, by and between Manitex LiftKing, ULC and Comerica Bank, as amended (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 7, 2008).

10.36	Security Agreement, dated December 29, 2006, between Manitex Liftking, ULC and Comerica Bank (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to the Annual Report on Form 10-K/A filed on May 17, 2007).

10.37	Guaranty executed by Manitex, LLC on December 29, 2006, guaranteeing the loan from Comerica Bank to Manitex Liftking, ULC (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Annual Report on Form 10-K/A filed on May 17, 2007).

10.38	Advance Formula Agreement, dated January 26, 2009, made by Manitex LiftKing, ULC in favor of Comerica Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 28, 2009).

10.39	Letter Agreement, dated June 30, 2008, by and between Manitex LiftKing, ULC and Comerica Bank (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 7, 2008).

10.40	Master Revolving Note in principal amount of $4.5 million, dated June 30, 2008, by and between Manitex LiftKing, ULC and Comerica Bank (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on July 7, 2008).

10.41	Comerica Bank Foreign Currency Exchange Master Agreement, dated September 7, 2007, between Veri-Tek International, Corp. (now known as Manitex International, Inc.) and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 14, 2007).

10.42	Floorplan and Security Agreement between Manitex International, Inc. and HCA Equipment Finance LLC, dated December 15, 2008, together with the form of Extension of Credit, which is attached as Exhibit A thereto, and the Addendum to Floorplan and Security Agreement, dated January 20, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 27, 2009).

10.43	Restructuring Agreement, dated October 6, 2008, by and among Terex Corporation, Crane & Machinery, Inc., and Manitex International, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 10, 2008).

Exhibit No.		Description

10.44		Term Note in principal amount of $2,000,000, dated October 6, 2008, payable by Manitex International, Inc. to Terex Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 10, 2008).

10.45		Piggyback Registration Rights Agreement, dated October 6, 2008, by and between Manitex International, Inc. and Terex Corporation (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on October 10, 2008).

10.46		Security Agreement, dated October 6, 2008, by and between Crane & Machinery, Inc. and Terex Corporation (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on October 10, 2008).

21.1		Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed on April 13, 2007)

23.1	(1)	Consent of UHY LLP.

24.1		Power of Attorney (included on signature page).

31.1	(1)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	(1)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	(1)	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350.

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
(1)	Filed herewith.