Form 10-Q
period 2009-03-31
Manitex International, Inc.
filed 2009-05-13
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, no par value, outstanding as of May 8, 2009 was 10,836,132.

MANITEX INTERNATIONAL, INC.

FORM 10-Q INDEX

PART 1 – FINANCIAL INFORMATION

Item  1— Financial Statements

MANITEX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except for per share amounts)

	March 31, 2009	December 31, 2008
	Unaudited
ASSETS
Current assets
Cash	$128	$425
Trade receivables, (net of allowances of $82 and $118, at March 31, 2009 and December 31, 2008, respectively)	9,263	17,159
Other receivables	99	127
Inventory (net)	22,101	22,066
Deferred tax asset	582	582
Prepaid expense and other	796	326

Total current assets	32,969	40,685

Total fixed assets (net)	5,694	5,878

Intangible assets (net)	20,679	21,148
Deferred tax asset	4,065	4,065
Goodwill	14,452	14,452

Total assets	$77,859	$86,228

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable—short term	$1,995	$1,564
Current portion of capital lease obligations	267	277
Accounts payable	7,762	12,083
Accrued expenses	2,052	2,837
Other current liabilities	87	301

Total current liabilities	12,163	17,062

Long-term liabilities
Line of credit	13,942	16,995
Deferred tax liability	4,186	4,186
Notes payable	4,740	5,057
Capital lease obligations	4,111	4,168
Deferred gain on sale of building	3,454	3,549
Other long-term liabilities	197	197

Total long-term liabilities	30,630	34,152

Total liabilities	42,793	51,214

Commitments and contingencies

Shareholders’ equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at March 31, 2009, and December 31, 2008, respectively	—	—
Common Stock—no par value, Authorized, 20,000,000 shares authorized
Issued and outstanding, 10,836,132 and 10,584,378 at March 31, 2009 and December 31, 2008, respectively	45,271	45,022
Warrants	1,788	1,788
Paid in capital	165	239
Accumulated deficit	(11,835)	(11,896)
Accumulated other comprehensive loss	(323)	(139)

Total shareholders’ equity	35,066	35,014

Total liabilities and shareholders’ equity	$77,859	$86,228

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except for per share amounts)

	Three Months Ended March 31,
	2009	2008
	Unaudited	Unaudited
Net revenues	$14,042	$23,547
Cost of sales	11,014	19,275

Gross profit	3,028	4,272
Operating expenses
Research and development costs	121	220
Selling, general and administrative expenses, including corporate expenses of $517 and $904 for 2009 and 2008, respectively	2,293	3,468
Restructuring expenses	131	—

Total operating expenses	2,545	3,688

Operating income from continuing operations	483	584
Other income (expense)
Interest expense	(403)	(542)
Foreign currency transaction losses	(10)	(9)
Other income	1	—

Total other expense	(412)	(551)

Income from continuing operations before income taxes	71	33
Income tax (benefit)	10	(478)

Net income from continuing operations	61	511
Discontinued operations
Income from operations of the discontinued Testing and Assembly Equipment segment, net of income taxes of $0 and $10 for 2009 and 2008, respectively	—	178

Net income	$61	$689

Earnings Per Share
Basic
Earnings from continuing operations	$0.01	$0.05
Earnings from discontinued operations	—	0.02

Net earnings	$0.01	$0.07

Diluted
Earnings from continuing operations	$0.01	$0.05
Earnings from discontinued operations	—	0.02

Net earnings	$0.01	$0.07

Weighted average common shares outstanding
Basic	10,737,273	9,809,340
Diluted	10,745,528	10,255,805

The accompanying notes are an integral part of these financial statements.

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2009	2008
	Unaudited	Unaudited
Cash flows from operating activities:
Net income	$61	$689
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	559	483
Decrease in allowances for doubtful accounts	(36)	(8)
Deferred income taxes	—	(511)
Inventory reserves	40	(7)
Stock based deferred compensation	25	70
Reserve for uncertain tax positions	—	25
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	7,827	(344)
(Increase) decrease in inventory	(254)	(2,301)
(Increase) decrease in prepaid expenses	(474)	(156)
Increase (decrease) in accounts payable	(4,280)	1,035
Increase (decrease) in accrued expense	(775)	(756)
Increase (decrease) in other current liabilities	(209)	63
Discontinued operations - cash provided by operating activities	—	66

Net cash provided by (used) for operating activities	2,484	(1,652)

Cash flows from investing activities:
Purchase of property and equipment	(30)	(69)

Net cash used for investing activities	(30)	(69)

Cash flows from financing activities:
Borrowing on revolving credit facility	—	1,766
Repayments on revolving credit facility	(2,989)	—
New borrowings	894	—
Note payments (1)	(586)	(327)
Payments on capital lease obligations	(67)	(81)

Net cash provided by (used) for financing activities	(2,748)	1,358

Effect of exchange rate change on cash	(3)	68
Net decrease in cash and cash equivalents	(294)	(363)
Cash and cash equivalents at the beginning of the year	425	569

Cash and cash equivalents at end of period	$128	$274

(1)	On March 1, 2009, the Company issued 147,059 shares of its common stock to Terex Corporation, in lieu of $150 of the principal payment on the Term Note that was due on March 1, 2009. This transaction is a non-cash transaction. Accordingly, the cash flow statement excludes the impact of this transaction.

The accompanying notes are an integral part of these financial statements.

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share data)

Note 1. Nature of Operations

Manitex International, Inc. (the “Company”) is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries. Through its Manitex subsidiary it markets a comprehensive line of boom trucks and sign cranes. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including, roads, bridges and commercial construction. The Manitex Liftking subsidiary sells a complete line of rough terrain forklifts; including both the Liftking and Noble product lines, as well as special mission oriented vehicles, and other specialized carriers, heavy material handling transporters and steel mill equipment. Manitex Liftking’s rough terrain forklifts are used in both commercial and military applications. Specialty mission oriented vehicles and specialized carriers are designed and built to meet the Company’s unique customer needs and requirements. The Company’s specialized lifting equipment has met the particular needs of customers in various industries that include utility, ship building and steel mill industries.

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

Historically, the Company also designed, developed, and built specialty Testing & Assembly Equipment for the automotive and heavy equipment industries that identifies defects through the use of signature analysis and in-process verification. Against the background of the operating losses generated in recent history by the Testing & Assembly Equipment segment operations based at Wixom, Michigan, the Company conducted a strategic review of these operations. On March 29, 2007, our Board of Directors approved a plan to sell our Testing & Assembly Equipment segment’s operating assets including its inventory, machinery, equipments and patents. As a result, our Testing & Assembly Equipment segment has been accounted for as a discontinued operation starting with the first quarter of 2007. On August 1, 2007, the assets used in connection with the Company’s diesel engine testing equipment were sold to EuroMaint Industry, Inc., a Delaware corporation (“EuroMaint”). As of August 31, 2007, all operations of the former Testing & Assembly Equipment segment had ceased. (See Note 5)

As result of discontinuing our former Testing & Assembly Equipment segment, the Company operated in only a single business segment, Lifting Equipment until its acquisition of Crane & Machinery’s assets on October 6, 2008. As stated above Crane operations are reported in a separate new segment, entitled Equipment Distribution. The Company’s consolidated financial statements presents the Testing & Assembly Equipment segment as a discontinued operation until June 30, 2008, the point at which there were no longer any assets or liabilities associated with our former Testing & Assembly Equipment segment.

2. Basis of Presentation

The accompanying condensed consolidated financial statements, included herein, have been prepared by the Company without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company’s financial position as of March 31, 2009, and results of its operations and cash flows for the periods presented. The consolidated balances as of December 31, 2008 were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the year.

Allowance for Doubtful Accounts

Accounts Receivable is reduced by an allowance for amounts that may become uncollectible in the future. The Company’s estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where we have information that the customer may have an inability to meet its financial obligations.

Warranty Expense

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

Comprehensive Income

Statement of Financial Accounting Standard (“SFAS”) No. 130 “Reporting Comprehensive Income” requires reporting and displaying comprehensive income and its components. Comprehensive income includes, in addition to net earnings, other items that are reported as direct adjustments to stockholder’s equity. Currently, the only comprehensive income adjustment required for the Company is a foreign currency translation adjustment, the result of consolidating its foreign subsidiary. Comprehensive income(loss) from continuing operations was $(123) and $297 for the three months ended March 31, 2009 and 2008, respectively.

3. Financial Instruments - Forward Currency Exchange Contracts

The Company enters into forward currency exchange contracts in relationship such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. Among assets and liabilities denominated in other than our functional currency is a note payable for CDN $1,600 issued in connection with the Liftking acquisition. The US dollar liability for this note is adjusted each month based on the month end exchange rate, currency gains and losses are included in income each month. In accordance with FAS No. 52, the Company records at the balance sheet date the forward currency exchange contracts at its market value with any associated gain or loss being recorded in current earnings. Both realized and unrealized gains and losses related to forward currency contracts are included in current earnings and are reflected in the Statement of Operations in the other income expense section on the line titled foreign currency transaction losses.

At March 31, 2009, the Company had entered into a series of forward currency exchange contracts. The contracts obligate the Company to purchase approximately CDN $2,400 in total. The contracts which are in various amounts mature between April 2, 2009 and December 31, 2009. Under the contract, the Company will purchase Canadian dollars at exchange rates between .7887 and .9587 The Canadian to US dollar exchange rates was .7928 at March 31, 2009. The unrealized currency exchange liability is reported under accrued liabilities on the balance sheet at March 31, 2009.

On January 1, 2009, the company adopted the provisions of FAS 157 that were deferred by FASB Staff Position 157-2.

The following table provides the location and fair value amounts of derivative instruments (not designated as a hedging instruments under FAS 133) that are reported in the Condensed Consolidated Balance Sheet as of March 31, 2009:

Liabilities Derivatives	Balance Sheet Location	Fair Value
Foreign currency Exchange Contract	Accrued expenses	$256

The following table provides the effect of derivative instruments on the Consolidated Statement of Operations for the three months ended March 31, 2009 and 2008:

Gains or (Loss) Recognized on Derivatives in Income

		Three Months Ended March 31,
Fair Value Derivatives	Location	2009	2008
Foreign currency Exchange Contract	Foreign currency transaction losses	$(90)	$(160)

During the three months ended March 31, 2009 and 2008, the Company has recorded realized gains (losses) of approximately $(64) and $25 and unrealized losses of approximately $(26) and $(185) related to forward currency contracts.

The Counterparty to currency exchange forward contracts is major financial institution with credit ratings of investment grade or better and no collateral is required. Management continues to monitor counterparty risk and believes the risk of incurring losses on derivative contracts related to credit risk is unlikely.

Fair Value Measurements

FAS No. 157 requires that assets and liabilities that are measured at fair value on recurring basis be categorized according to three level hierarchy established in the opinion which prioritizes the inputs used in measuring fair value.

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 -	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3 -	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity

Fair value of the forward currency contracts are determined on the last day of each reporting period using quoted prices in active markets, which are supplied to the Company by the foreign currency trading operation of its bank. Under FAS No. 157, items valued based on quoted prices in active markets are Level 1 items.

The following is summary of items that the Company measures at fair value:

	Level 1	Level 2	Level 3	Total
Liabilities:
Forward currency exchange contracts	$256	$—	$—	$256

4. Acquisition

On October 6, 2008, the Company completed the acquisition of substantially all of the domestic assets of Schaeff Lift Truck Inc. (“Schaeff”) and Crane & Machinery, Inc. (“Crane,” together with Schaeff, the “Sellers”) pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) with the Sellers and their parent company, GT Distribution, LLC (“GT”). The Company did not acquire Schaeff’s Bulgarian subsidiary SL Industries. The aggregate consideration paid in connection with this acquisition was $3,684 consisting of (i) 269,378 shares of the Company common stock valued at $867 (ii) a promissory note for $2,000 (iii) and payment of $751 to pay off Crane’s line of credit.

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

The following unaudited pro forma information assumes the acquisitions of Schaeff and Crane occurred on January 1, 2008. The unaudited pro forma results have been prepared for informational purposes only and do not purport to represent the results of operations that would have been had the acquisition occurred as of the date indicated, nor of future results of operations. The unaudited pro forma results for the three months ended March 31, 2008 are as follows (in thousand, except per share data)

Three Months Ended March 31, 2008
Net revenues	$25,649
Net income from continuing operations	$411
Income per share from continuing operations:
Basic	$0.04
Diluted	$0.04

Pro Forma Adjustment Note

Pro Forma adjustments were made to give effect to the amortization of the intangibles recorded as a result of the acquisition, which would have resulted in $34 of additional amortization expense for the three months ended March 31, 2008. Additionally, Pro Forma adjustments were made to give effect to the interest on the note payable to Terex Corporation in connection with the acquisition which would have resulted in $25 interest expense for the three months ended March 31, 2008. Tax expense was also decreased by $7 a partial offset to the two aforementioned pro Forma adjustments. Finally, basic and diluted shares were increased by 269,375 to take into accounts shares issued as part of the acquisition consideration.

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

As of December 31, 2008, the former Testing and Assembly Equipment segment no longer had any assets or liabilities.

The following table sets forth the detail of the net income from discontinued operations for the three months ended March 31, 2008:

For the three months March 31, 2008
Revenues from discontinued operations	$—
Income from discontinued operations before income taxes	188
Income tax	10

Net income from discontinued operations	$178

6. Net Earnings Per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of warrants, restricted stock units and non-controlling minority interest. Details of the calculations are as follows:

	Three months ended March 31,
	2009	2008
Net earnings for common share basic and diluted
Earnings from continuing operations	$61	$511
Earnings from discontinued operations	—	178

Net earnings per common share	$61	$689

Earnings per share
Basic
Earnings from continuing operations	$0.01	$0.05
Earnings from discontinued operations	—	0.02

Net earnings per common share	$0.01	$0.07

Diluted
Earnings from continuing operations	$0.01	$0.05
Earnings from discontinued operations	—	0.02

Net earnings per common share	$0.01	$0.07

Weighted average common share outstanding
Basic	10,737,273	9,809,340

Diluted:
Basic	10,737,273	9,809,340
Dilutive effect of warrants	—	168,071
Dilutive effect of restricted stock units	8,255	12,394
Dilutive effects of non-controlling minority interest	—	266,000

Diluted	10,745,528	10,255,805

7. Equity

Stock Warrants

The Company accounts for warrants issued to non-employees based on the fair value on date of issuance. Certain warrants will be exercisable on a cashless basis under certain circumstances, and are callable by the Company on a cashless basis under certain circumstances.

At March 31, 2009 and December 31, 2008 the Company had issued and outstanding warrants as follows:

Number of Warrants	Exercise Price	Expiration Date
450,000	$4.05	November 15, 2011	Private placement
204,000	$4.25	November 15, 2011	Private placement
192,500	$4.62	November 15, 2011	Placement Agent Fee
15,000	$7.08	June 15, 2011	Investor Relation Service
105,000	$7.18	September 11, 2012	Placement Agent Fee

During the three months ended March 31, 2009 no warrants were exercised.

Stock Issuance

On January 2, 2009, the Company issued in aggregate 103,375 shares of common stock to employees pursuant to restricted stock units issued under the Company’s 2004 Incentive Plan, which vested on that date.

On March 1, 2009, the Company issued 147,059 shares of common stock to the Terex Corporation as the Company elected to pay $150 of the annual principal payment due March 1, 2009 in shares of the Company’s common stock. The share price for the transactions was the average closing price for the twenty trading days ending the day before the payment is due. See note 14.

On March 31, 2009, the Company issued 1,320 shares of common stock to an employee pursuant to restricted stock units issued under the Company’s 2004 Incentive Plan, which vested on that date.

2004 Equity Incentive Plan

In 2004, the Company adopted the 2004 Equity Incentive Plan and subsequently amended and restated the plan on September 13, 2007. The maximum number of shares of common stock reserved for issuance under the plan is 350,000 shares. The total number of shares reserved for issuance may, however, may be adjusted to reflect certain corporate transactions or changes in our capital structure. Our employees and members of our board of directors who are not our employees or employees of our affiliates are eligible to participate in the plan. The plan is administered by a committee of our board comprised of members who are outside directors. The plan provides that the committee has the authority to, among other things, select plan participants, determine the type and amount of awards, determine award terms, fix all other conditions of any awards, interpret the plan and any plan awards. Under the plan, the committee can grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units, except Directors may not be granted stock appreciation rights, performance shares and performance units. During any calendar year, participants are limited in the number of grants they may receive under the plan. In any year, an individual may not receive options for more than 15,000 shares, stock appreciation rights with respect to more than 20,000 shares, more than 20,000 shares of restricted stock and/or an award for more than 10,000 performance shares or restricted stock units or performance units. The plan requires that the exercise price for stock options and stock appreciation rights be not less than fair market value of our common stock on date of grant.

The following table contains information regarding restricted stock units for the three months ended March 31, 2009:

2009
Outstanding on January 1,	160,689
Issued	—
Vested and issued	(104,695)
Vested—repurchased for income tax withholding	—
Forfeited	(972)

Outstanding on March 31,	55,022

Compensation expense for the three months ended March 31, 2009 and 2008 includes $24 and $58 related to restricted stock units, respectively. Additional compensation expense related to restricted stock units will be $68, $33 and $1 for the remainder of 2009, 2010 and 2011, respectively.

8. Non-Controlling Minority Interest

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

9. New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of SFAS 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FAS 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of SFAS 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The impact of partially adopting SFAS 157 effective January 1, 2008 was not material to our consolidated financial statements. The remaining provisions of SFAS No. 157 were adopted on January 1, 2009. The adoption did not have a material impact on our Consolidated Financial Statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“Statement No. 160”). Statement No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Statement No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. On January 1, 2009, the Company adopted SFAS No. 160. The adoption of SFAS No. 160 did not have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R continues to require the purchase method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. On January 1, 2009, the Company adopted SFAS No. 141R. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, “Business Combinations”, which was superseded by SFAS No. 141(R) (see previous paragraph). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. This FSP was adopted effective January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS No. 161 will be effective for fiscal years that begin after November 15, 2008. On January 1, 2009, the Company adopted SFAS No. 161. The adoption of SFAS No. 161 did not have a material impact on our Consolidated Financial Statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. . On January 1, 2009, the Company adopted FAS No. 142-3. The adoption of FAS No. 142-3 did not have a material impact on our Consolidated Financial Statements.

In May 2008, the FASB issued SFAs statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Any effect of applying the provisions of this Statement shall be reported as a change in accounting principle in accordance with FASB statement No. 154, “Accounting Changes and Error Corrections.” The adoption of FSAS No. 162 did not have an impact on its results of operations, financial position and cash flows.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. Early application of this FSP is prohibited. On January 1, 2009, the Company adopted EITF 03-6-1. The adoption of EITF 03-6-1 did not have a material impact on our Consolidated Financial Statements.

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

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a “simplified” method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company will continue to assess the impact of SAB 110. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

December 2008, the FASB issued EITF Issue No. 08-6, “Equity Method Investment Accounting Consideration,” effective for fiscal years beginning after December 15, 2008. EITF Issue No. 08-6 requires an equity method investor to account for its initial investment at cost and shall not separately test an investee’s underlying indefinite-lived intangible assets for impairment. It also requires an equity method investor to account for share issuance by an investee as if the investor had sold a proportionate share of its investment. The resulting gain or loss shall be recognized in earnings. On January 1, 2009, the Company adopted EITF 08-6. The adoption of EITF 08-6 did not have a material impact on our Consolidated Financial Statements.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. The Company does not expect the adoption of this FSP will have an impact on its results of operations, financial position and cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. The Company does not expect the adoption of this FSP will have an impact on its results of operations, financial position and cash flows

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the FSP and if necessary will include any additional required disclosures in its quarter ending June 30, 2009.

10. Inventory

The components of inventory are as follows:

	March 31, 2009	December 31, 2008
Raw Materials and Purchased Parts,	$15,134	$15,254
Work in Process	571	1,173
Finished Goods	6,396	5,639

Inventories, net	$22,101	$22,066

11. Goodwill and Intangible Assets

	March 31, 2009	December 31, 2008	Useful lives
Patented and unpatented technology	$10,597	$10,609	10 -17 years
Amortization	(2,817)	(2,554)
Customer relationships	9,569	9,580	10-20 years
Amortization	(1,131)	(996)
Trade names and trademarks	4,955	4,957	25 years-indefinite
Amortization	(494)	(448)
Customer Backlog	458	460	< 1 year
Amortization	(458)	(460)

Intangible assets	20,679	21,148
Goodwill	14,452	14,452

Goodwill and other intangibles	$35,131	$35,600

Amortization expense for intangible assets was $448 and $413 for the three months ended March 31, 2009 and 2008.

12. Accounts Payable and Accrued Expenses

	March 31, 2009	December 31, 2008
Account payable:
Trade	$7,762	$11,127
Bank overdraft	—	956

Total accounts payable	$7,762	$12,083

Accrued expenses:
Accrued payroll	$143	$153
Accrued employee Health	200	217
Accrued bonuses	333	426
Accrued vacation Expense	159	393
Accrued interest	79	109
Accrued commissions	82	185
Accrued expenses—Other	190	196
Accrued warranty	475	668
Accrued taxes	—	125
Accrued product Liability	135	135
Accrued liability on forward currency exchange contracts	256	230

Total accrued expenses	$2,052	$2,837

13. Accrued Warranties

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

The following table summarizes the changes in product warranty liability:

	Three Months Ended
	March 31, 2009	March 31, 2008
Balance January 1,	$668	$950
Accrual for warranties issued during the period	113	426
Warranty Services provided	(302)	(448)
Changes in estimate	(5)	—
Foreign currency translation	1	(30)

Balance March 31	$475	$898

14. Line of Credit and Debt

Revolving Credit Facility

At March 31, 2009, the Company had drawn $12,541 under a revolving credit facility. The Company is eligible to borrow up to $20,500, with interest at prime rate (prime was 3.25% at March 31, 2009) plus .25%. The maximum amount of outstanding is limited to the sum of 85% of eligible receivables, the lesser of 65% of eligible inventory or $8,000. At March 31, 2009, the maximum the Company could borrow based on available collateral was capped at $15,561. The credit facility’s original maturity date was January 2, 2005. The maturity date was subsequently extended and the note is now due on April 1, 2010. The indebtedness is collateralized by substantially all of the Company’s assets. The facility contains customary limitations including, but not limited to, limitations on acquisitions, dividends, repurchase of the Company’s stock and capital expenditures. The agreement also requires the Company to have a minimum Tangible Effective Net Worth, as defined in the agreement and 1.2 to 1 Debt Service Ratio, as defined in the agreement.

Revolving Canadian Credit Facility

At March 31, 2009, the Company had drawn $1,401 (US) under a revolving credit agreement with a bank. The Company is eligible to borrow up to $4,500 (CDN). The maximum amount outstanding is limited to the sum of (1) 80% of eligible receivables plus (2) the lesser of 30% of eligible work-in-process inventory or CDN $500 plus (3) the lesser of 50% of eligible inventory less work-in-process inventory or CDN $3.0 million. At March 31, 2009, the maximum the Company could borrow based on available collateral was CDN $4,500 or US $3,568. The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets. The Company can borrow in either U.S. or Canadian dollars. For the purposes of determining availability under the credit line, borrowings in U.S. dollars are converted to Canadian dollars based on the most favorable spot exchange rate determined by the bank to be available to it at the relevant time. Any borrowings under the facility in Canadian dollars bear interest at the Canadian prime rate (the Canadian prime was 2.5% at March 31, 2009) plus 1.5%. Any borrowings under the facility in U.S. dollars bear interest at the U.S. prime rate (prime was 3.25% at March 31, 2009) plus .25%. The credit facility has a maturity date of April 1, 2010.

Note Payable Issued to Acquire Liftking Industries

In connection with the Liftking Industries’ acquisition, the Company issued a note payable to the seller for $1,600 (CDN) or $1,268 (US). The note provides for interest at 1% over the prime rate of interest charged by Comerica Bank for Canadian dollar loans, calculated from the closing date and payable quarterly in arrears commencing April 1, 2007, and for principal payments of two hundred thousand dollars (CDN) quarterly commencing April 1, 2007, with the final installment of principal and interest thereon due April 1, 2011. The note payable is subject to a general security agreement which subordinates the seller’s security interest to the interest of the buyer’s senior secured credit facility, but shall otherwise rank ahead of the seller’s other secured creditors.

Note Payable—Bank

At March 31, 2009, the Company has a $1,683 note payable to a bank. The note payable to the bank was assumed in connection with the QVM acquisition. The note was due on September 10, 2006. The maturity date was subsequently extended and the note is now due on April 1, 2010. The note has an interest rate of prime plus 1% until maturity, whether by acceleration or otherwise, or until default, as defined in the agreement, and after that at a default rate of prime plus 4%. Until June 30, 2008 the Company was not required to make principal payments, but was required to make interest payments on the first day of each month. Commencing on July 1, 2008, the Company is also required to make monthly principal payments of $50 on the first day of each month. The bank has been granted security interest in substantially all the assets of the Company’s Manitex subsidiary.

Note Payable—Bank

At March 31, 2009, the Company has a $34 note payable to a bank. The note dated October 16, 2008 had an original principal amount of $82 and an annual interest rate of 4.35%. Under the terms of the note the company is required to make ten monthly payments of $8 commencing November 13, 2008. The proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums.

Note Payable—Bank

At March 31, 2009, the Company has a $348 note payable to a bank. The note dated January 5, 2009 had an original principal amount of $495 and an annual interest rate of 4.25%. Under the terms of the note the company is required to make ten monthly payments of $50 commencing January 30, 2009. The proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums.

Note Payable—Terex

At March 31, 2009, the Company has a note payable to Terex Corporation for $1,750. The note which had an original principal amount of $2,000, was issued in connection with the purchase of substantially all of the domestic assets of Crane & Machinery, Inc. (“Crane”) and Schaeff Lift Truck, Inc., (“Schaeff”). During the purchase negotiations, the Company agreed to assist the sellers and GT Distribution LLC in restructuring certain debt owed to Terex Corporation (“Terex”). Accordingly, on October 6, 2008, the Company entered into a Restructuring Agreement with Terex and Crane pursuant to which the Company executed and delivered to Terex a promissory note in the amount of $2,000 that has an annual interest rate of 6%. Terex has been granted a lien on and security interest in all of the assets of the Company’s Crane & Machinery Division.

The Company is required to make annual principal payments to Terex of $250 commencing on March 1, 2009 and on each year thereafter through March 1, 2016. So long as the Company’s common stock is listed for trading on the NASDAQ or another national stock exchange, the Company may opt to pay up to $150 of each annual principal payment in shares of the Company’s common stock having a market value of $150. Accrued interest under the note will be payable quarterly commencing on January 1, 2009.

Upon an event of default under the note, Terex may elect, among other things, to accelerate the Company’s indebtedness thereunder. The note contains customary events of default, including (1) the Company’s failure to pay principal and interest when due, (2) events of bankruptcy, (3) cross-defaults under the Restructuring Agreement and other indebtedness, (4) judgment defaults and (5) a change in control of the Company.

Note payable floorplan

On March 31, 2009, the Company has a $1,652 note payable to a finance company. Under the floorplan agreement the Company may borrow up to $2,000 for equipment financing and are secured by all inventory financed by or leased from the lender and the proceeds therefrom. The terms and conditions of any loans, including interest rate, commencement date, and maturity date shall be determined by the lender upon its receipt of the Company’s request for an extension of credit. The rate, however, may be increased upon the lender giving five days written notice to the Company. On December 30, 2008, the company borrowed $1,252 under the floorplan agreement with the loan bearing interest at a rate per annum equal to the prime rate of interest, as published in the Wall Street Journal, plus 6%. On January 12, 2009 the Company borrowed an additional $400 at a rate per annum equal to the prime rate of interest, as published in the Wall Street Journal, plus 5%. Since the initial borrowing, the lender has agreed to several interest rate reductions. At March 31, 2009, the interest rate on both borrowings was reduced to 6%. For twelve months, the Company is only required to make interest payments, followed by 48 equal monthly payments of principal and interest. The loan may be repaid at anytime and is not subject any prepayment penalty.

Capital Leases

The Company has a twelve year lease which expires in April 2018 that provides for monthly lease payments of $70 for its Georgetown, Texas facility. The lease has been classified as a capital lease under the provisions of FASB Statement No. 13. The capitalized lease obligation related to aforementioned lease as of March 31, 2009 is $4,358. Additionally, the Company has a 60 month truck lease which expires on September 8, 2011 that provides for monthly leases payments of $1. As of March 31, 2009, the capitalized lease obligation related to aforementioned lease is $20.

15. Legal Proceedings

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

16. Business Segments

The Company operated in a single business segment, Lifting Equipment, until October 6, 2008. On October 6, 2008, the Company purchased substantially all the domestic assets of Crane and Schaeff. It was determined that Crane, a distributor of Terex and Manitex cranes, was its own segment which is referred to as the Equipment Distribution segment. The results for Crane and Schaeff operations have been included in the Company’s financial results from the date of acquisition.

The following is financial information for our two operating segments, i.e., Lifting Equipment and Equipment Distribution

	Three Months Ended March 31,
	2009	2008
Net revenues
Lifting Equipment	$13,174	$23,547
Equipment Distribution	868	—

Total	$14,042	$23,547
Operating income from continuing operations
Lifting Equipment	$1,075	$1,488
Equipment Distribution	(75)	—
Corporate expenses	(517)	(904)

Total operating income from continuing operations	$483	$584

The Lifting Equipment segment operating earnings for the three months ended March 31, 2009 and 2008 includes amortization of $413 and $413, respectively. The Equipment Distribution segment operating earnings for the three months ended March 31, 2009 includes amortization of $34.

	March 31, 2009	December 31, 2008
Total Assets
Lifting Equipment	$71,547	$79,635
Equipment Distribution	6,092	6,368
Corporate	220	225

Total	$77,859	$86,228

17. Transactions between the Company and Related Parties

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

The Company, through its Manitex and Manitex Liftking subsidiaries, purchases and sells parts to GT Distribution, LLC. (including its subsidiaries) (“GT”) and has made advances to GT in connection therewith. GT was owned in part by the Company’s Chairman and Chief Executive Officer. Although the Company does not independently verify the cost of such parts, it believes the terms of such purchases and sales were at least as favorable to the Company as terms that it could obtain from a third party. GT had three operating subsidiaries, BGI USA, Inc. (“BGI”), Crane & Machinery, Inc., and Schaeff Lift Truck, Inc. BGI is a distributor of assembly parts used to manufacture various lifting equipment. Crane & Machinery, Inc. distributes Terex and Manitex cranes, and services and sells replacement parts for most brands of light duty and rough terrain cranes. Schaeff Lift Truck, Inc. manufactures electric forklifts. Schaeff Lift Truck, Inc. has a 100% owned subsidiary domiciled in Bulgaria, SL Industries, Ltd. At March 31, 2009 the Company had future commitments to purchase approximately $300 and $100 of inventory from BGI and SL Industries, respectively.

On October 6, 2008, the Company completed the acquisition of substantially all of the domestic assets of Schaeff Lift Truck Inc. (“Schaeff”) and Crane & Machinery, Inc. (“Crane,” together with Schaeff, the “Sellers”) pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) with the Sellers and their parent company, GT (See Note 4 for further details.) Mantitex International, Inc. did not acquire Schaeff’s Bulgarian subsidiary, SL Industries. All transactions with Crane and Schaeff. that occurred before October 6, 2008 were related party transactions. Transactions with GT and the subsidiaries that GT continues to own (BGI and SL Industries) continue to be related party transactions after October 6, 2008.

Mr. Langevin, the Company’s Chairman and CEO owned 38.8% of the membership interests of GT. Due to the related-party aspects of this transaction, the Purchase Agreement and the transactions contemplated thereby were approved by a committee of the Company’s independent Directors (the “Special Committee”) and the Audit Committee of the Company’s Board of Directors. The Special Committee also received a fairness opinion from an independent financial advisory firm that the consideration to be paid by the Company pursuant to the Purchase Agreement to acquire the Sellers’ assets and liabilities, including the shares of the Company’s common stock issued pursuant to the Restructuring Agreement is fair from a financial point of view. In January 2009, Mr. Langevin assigned his ownership interest in GT to Bob Litchev, a Senior Vice President of Manitex International, Inc.

The Company through its Manitex Liftking subsidiary provides parts and services to LiftMaster, Ltd (“LiftMaster”). LiftMaster is a rental company that rents and services rough terrain forklifts. LiftMaster is owned by the President of Manitex Liftking, ULC and a relative.

As of March 31, 2009 the Company had accounts payable to GT and LiftMaster of $145 and $13, respectively. As of March 31, 2009, the Company had a receivable from LiftMaster for $4.

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

	Three months ended March 31, 2009		Three months ended March 31, 2008
Rent paid -Georgetown Facility 1		$210	$205
Rent paid -Woodbridge Facility 2		$93	$116
Rent paid -Bridgeview Facility 3	$	n.a.	$13

Sales to:
Crane & Machinery, Inc	$	n.a	$2
BGI USA, Inc.		—	1
Schaeff Lift Truck, Inc.		n.a	155
SL Industries, LTD.		—	1
Liftmaster		13	19

Total Sales		$13	$178

Purchases from:
BGI USA, Inc		$289	$212
SL Industries, LTD.		409	134
Liftmaster		—	171

Total Purchases		$698	$517

Miscellaneous Transactions:
Professional services provided by Schaeff Lift Truck (Outsourced staffing)		$—	$28

1	The Company leases its 188,000 sq. ft. Georgetown, Texas manufacturing facility from an entity owned by one of the Company’s former significant shareholders. Pursuant to the terms of the lease, the Company makes monthly lease payment of $70. The Company is also responsible for all the associated operating expenses including, insurance, property taxes and repairs. Under the lease, which expires April 30, 2018, monthly rent is adjusted annually by the lesser of the increase in the Consumer Price Index or 2%.

2	The Company leases its 85,000 sq. ft. Woodbridge facility from an entity owned by a stockholder of the Company and relative of Manitex Liftking ULC’s, president and CEO. Pursuant to the terms of the lease, the Company makes monthly lease payments of $31. The Company is also responsible for all the associated operations expenses, including insurance, property taxes, and repairs. The lease will expire on November 29, 2009.
3	The Company leased 11,750 sq. ft of office and warehouse space in GT Distribution’s Chicago facility for approximately $4 per month. The lease will expire on May 31, 2010. The Company assumed the lease for the entire Bridgeview (Chicago) facility, when the Company acquired the assets of Crane and Schaeff.

18. Income Taxes

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes it will make a cumulative adjustment. The 2009 annual effective tax rate is estimated to be approximately 14.4% (which includes U.S., state and local and foreign taxes) based upon the Company’s anticipated earnings both in the U.S. and in foreign jurisdictions.

For the three months ended March 31, 2009, the Company recorded a tax provision of $10 which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes. For the three months ended March 31, 2008, the Company recorded an income tax benefit of $478 which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes offset by a discrete item related to the recognition of a deferred tax asset for the Texas Temporary Margin Tax Credit as a result of a resolution of an income tax examination.

The Company adopted FIN 48 effective January 1, 2007 and had no material unrecognized tax benefits as of the adoption date. The Company’s total unrecognized tax benefits as of March 31, 2009 were approximately $200 which, if recognized, would affect the Company’s effective tax rate. As of March 31, 2009, the Company had accrued immaterial amounts for the potential payment of interest and penalties.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements relating to future events and the future performance of Manitex International, Inc. (the “Company”) within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes” or similar language. Our actual results may differ materially from information contained in these forward looking-statements for many reasons, including those described below and in our 2008 Annual Report on Form 10-K in the section entitled “Item 1A. Risk Factors,”

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

(16)	certain provisions of the Michigan Business Corporation Act and the Company’s Articles of Incorporation, as amended, Amended and Restated Bylaws, and the Company’s Preferred Stock Purchase Rights may discourage or prevent a change in control of the Company; and

(17)	NASDAQ may cease to list our Common Stock;

The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. We do not undertake, and expressly disclaim, any obligation to update this forward-looking information, except as required under applicable law. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of the Company appearing elsewhere within. All dollar values set for in this section are in thousands.

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

For the three months ended March 31, 2009, three customers accounted for 20%, 12% and 11%, respectively of Company accounts receivables. As of December 31, 2008 four customers accounted for 20%, 12%, 10% and 10%, respectively of Company accounts receivables.

For the three months ended March 31, 2009, one customer accounted for 11% of total Company revenues. For the quarter ended March 31, 2008, two customers individually accounted for 11% of total Company’s revenues. Conversely, the Company did not have a single supplier who exceeded 10% of the total Company purchases for the three months ended March 31, 2009 and 2008

Discontinued Operations

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

Summary of Recent Acquisitions

On October 6, 2008, the Company completed the acquisition of substantially all of the domestic assets of Schaeff Lift Truck Inc. (“Schaeff”) and Crane & Machinery, Inc. (“Crane”) pursuant to an asset purchase agreement with Schaeff, Crane, and their parent company, GT Distribution (“GT”). The Company did not acquire Schaeff’s Bulgarian subsidiary SL Industries on this transaction. Mr. Langevin, the Company’s Chairman and Chief Executive Officer owned 38.8% of the membership interests of GT. Due to the related-party aspects of this transaction, the asset purchase agreement and the transactions contemplated thereby were approved by a committee of the Company’s independent directors (the “Special Committee”) and the Audit Committee of the Company’s Board of Directors. The Special Committee also received a fairness opinion from an independent financial advisory firm that the consideration to be paid by the Company for the assets of Schaeff and GT was fair to the shareholders of the Company from a financial point of view. In January 2009, Mr. Langevin assigned his ownership interest in GT to Bob Litchev, a Senior Vice President of Manitex International, Inc. Located in Bridgeview, Illinois, Crane is a distributor of Terex rough terrain and truck cranes and Manitex boom trucks and sign cranes and is being treated as a separate reporting segment entitled “Equipment Distribution.” The Equipment Distribution segment has a long-standing dealer relationship with Terex Corporation and is the authorized Terex rough terrain and truck crane dealer for Cook County, Illinois. Truck cranes differ from boom trucks in that they are built on a specialized chassis and, though road-worthy, are neither licensed or titled but instead are considered a piece of construction equipment. Rough terrain cranes are designed to operate on unpaved, unfinished construction sites and must be delivered by a freight hauler.

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

Current Economic Conditions

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

In response to the impact of economic conditions and longer sales cycles, it was determined that swift management action was necessary to ensure that operating activity was balanced with current demand levels. Since the end of the third quarter 2008, we have implemented across the board cost reduction activities that we estimate will yield approximately $6 million in annual expense reductions. The specific actions taken to achieve these cost reductions comprise headcount reductions of salaried and hourly employees, virtual elimination of overtime, suspension of additional hires and merit increases, reduction in executive and salaried pay, bonus and benefits and the introduction of shortened workweeks. Management believes that these actions, although difficult, are required to enable the Company to adjust to current conditions and position it to respond quickly when the market recovers. Certain of the aforementioned actions were implemented before December 31, 2008. Significant additional steps were implemented shortly after year end. Restructuring expense, composed of severance payments, related to actions taken during the first quarter of 2009 was approximately $0.1 million.

As a result of the aforementioned actions, the Company remained profitable even though revenues for three months ended March 31, 2009 were 40% below revenues for the three months ended March 31, 2008.

Currently, the markets that we serve continue to be severely depressed. The actions of the United States and other world governments to stimulate the world economy have been unprecedented. The United States stimulus package includes very significant appropriations for improving the country’s infrastructure, which could be a significant benefit to the Company. The ultimate success of governmental actions and the resulting benefits that the Company may see, however, remain unknown. Presently, it is not possible to predict when a recovery in the markets we serve will take place.

Results of Operations

The following discussion considers:

•	Net income for the three month periods ended March 31, 2009 and 2008.

•	Results of the continuing operations for the three month periods ended March 31, 2009 and 2008.

•	Results of the discontinued operations for the three month period ended March 31, 2008.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Net Income for the three month periods ended March 31, 2009 and 2008

For the three months ended March 31, 2009, the Company had net income and income from continuing operations of $0.1 million. The net income of $0.7 million reported for the three month period ended March 31, 2008 consists of net income from continuing operations of $0.5 million and income from discontinued operations of $0.2 million.

Results of the continuing operations for the three month periods ended March 31, 2009 and 2008

For the three months ended March 31, 2009, net income from continuing operations was $0.1 million, which consists of revenue of $14.0 million, cost of sales of $11.0 million, research and development costs of $0.1 million, SG&A costs excluding corporate expenses of $1.8 million, corporate SG&A expenses of $0.5 million, restructuring expenses of $0.1 million and net interest expense of $0.4 million.

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

Net Revenues and Gross Profit – For the three months ended March 31, 2009, net revenues and gross profit were $14.0 million and $3.0 million, respectively. Gross profit as a percent of revenues was 21.6% for the three months ended March 31, 2009. For the three months ended March 31, 2008 net revenues and gross profit were $23.5 million and $4.3 million, respectively. Gross profit as a percent of sales was 18.1% for the three months ended March 31, 2008.

Net revenues decreased $9.5 million to $14.0 million for the three months ended March 31, 2009 from $23.5 million for the comparable period in 2008. Without the Schaeff and Crane acquisitions revenues would have decreased $11.3 million, as Schaeff and Crane had revenues of $0.9 million and $0.9 million for the three months ended March 31, 2009, respectively. The decrease in revenues is attributed to the unprecedented stress in the world financial markets and the significant deterioration in economic conditions, especially in the United States and Europe that followed. The Company has experienced significant decreases in revenues across all product lines. Although the Company’s part sales are down modestly, the overall decrease in revenues is overwhelmingly due to a decrease in unit sales of the Company’s heavy equipment products.

Our gross profit as percent of net revenues increased by 3.5% to 21.6% for the three months ended March 31, 2009 from 18.1% for the three months ended March 31, 2008. Compared to the prior year the margins for crane products improved slightly. This improvement is attributed to the effect of the price increase that was announced in June 2008 and restructuring activities that occurred during the fourth quarter 2008 and the first quarter 2009. Gross margin as a percent of revenue for our forklift/specialized carrier products showed a significant improvement. The improvement in forklift/specialized carrier margin percent is due to a weakening of the Canadian dollar, the impact of price increases announced last year and restructuring activities that occurred during the second half of 2008 and during the first quarter 2009.

Selling, general and administrative expense – Selling, general and administrative expense for the three months ended March 31, 2009 was $2.3 million compared to $3.5 million for the comparable period in 2008. Selling, general and administrative expense for the three months ended March 31, 2009 are comprised of corporate expense of $0.5 million and $1.8 million related to operating companies. Selling, general and administrative expense for the three months ended March 31, 2008 are comprised of corporate expense of $0.9 million and $2.6 million related to operating companies.

Selling, general and administrative expense, excluding corporate expenses, decreased $0.8 million to $1.8 million for the three months ended March 31, 2009 from $2.6 million for the comparable three month period in 2008. Selling, general and administrative expenses for the three months ended March 31, 2009 also includes approximately $0.6 million related to the Crane and Schaeff acquisition. Without the Crane and Schaeff acquisition selling, general and administrative expense would have been $1.4 million below the prior year. The decrease in selling, general and administrative expense is attributed to headcount reductions of salaried and hourly employees, virtual elimination of overtime, suspension of additional hires and merit increases, reduction in salaried pay, bonus and benefits and the introduction of shortened workweeks. Selling expense for 2008 also included cost of approximately $0.3 million related to our participation in the Con Expo trade show in March 2008. The Con Expo show, which is held every three years, was held in Las Vegas from March 11 to March 15, 2008. This show is an international gathering place for the construction industries. It is estimated that 125,000 professionals from around the world attended the show.

Corporate expenses decreased $0.4 million to $0.5 million for the three months ended March 31, 2009 from the $0.9 million for the comparable 2008 three month period. The decrease is due to a temporary decrease in executive base salaries, suspension of bonuses and reduction in certain benefits. The prior year also includes approximately $0.1 million for consulting and recruiting fees. An outside consultant was used to assist the Company in meeting its obligations under Sarbanes-Oxley, before a Director of Internal Audit was hired. A fee was paid to a recruiter in connections with hiring of a Director of Internal Audit.

Operating income – Operating income from continuing operations of $0.5 million for the three months ended March 31, 2009 was equivalent to 3.4% of net revenues compared to an operating income of $0.6 million for the three months ended March 31, 2008 or 2.5% of net revenues.

Interest expense – Interest expense was $.0.4 million and $0.5 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in interest is due to a decrease in outstanding debt and lower interest rates. Total debt outstanding decreased $1.2 million to $25.1 million at March 31, 2009 from $26.3 million at March 31, 2008. As indicated the Company also benefited from lower interest rates as a significant portion of our debt is indexed to the prime rate. The prime rate decreased from 5.25% at March 31, 2008 to 3.25% at March 31, 2009

Foreign currency transaction loss – The Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds. In accordance with FAS No. 52, the Company records at the balance sheet date the forward currency exchange contracts at their market value with any associated gain or loss being recorded in current earnings as a currency gain or loss.

Foreign currency transaction gains and losses net of gains and losses on its forward currency exchange contracts are insignificant for the three months ended March 31, 2009 and 2008.

Income tax (benefit) – Income taxes for the three months ended March 31, 2009 were $0.01 million compared to a tax benefit of $(0.5) million for the three months ended March 31, 2008. The 2009 effective tax rate differs from the federal statutory rate due to the current utilization of prior year losses for which no benefit was previously received. Tax benefit for the three months ended March 31, 2008 is related to a discrete item for the recognition of a deferred tax asset for the Texas Temporary Margin Tax Credit as a result of a resolution of an income tax examination. The effective tax rate for the three months ended March 31, 2008 also reflects utilization of prior year losses for which no benefit was previously received.

Net income from continuing operations – Net income from continuing operations for the three months ended March 31, 2009 was $0.1 million. This compares with a net income from continuing operations for the three months ended March 31, 2008 of $0.5 million. The decrease in revenue and a corresponding reduction in gross profit was offset by a decrease in operating and interest expense. The three months ended March 31, 2008, however, had a non-recurring tax benefit which accounts for the decrease in net income between the periods.

Discontinued operations of the Testing and Assembly Equipment segment for the three month periods ended March 31, 2008

For the three months ended March 31, 2008, discontinued operations reported net income of $0.2 million. Discontinued operations had income for the three months ended March 31, 2008 resulting from the reversal of a $0.1 million warranty reserve as it was determined that it was not needed and a $0.1 million payment received related to the settlement of a contract dispute.

Segment information

Lifting Equipment Segment

	Three Months Ended March 31.
	2009 (1)	2008 (1)
Net revenues	$13,174	$23,547
Operating income	1,075	1,488
Operating margin	8.2%	6.3%

(1)	Financial results, for the Schaeff acquisition are include from the date of acquisition which is October 6, 2008.

Net Revenues—Net revenues decreased $10.4 million to $13.2 million for the three months ended March 31, 2009 from $23.5 million for the comparable period in 2008. Without the Schaeff acquisition revenues would have decreased $11.3 million, as Schaeff had revenues of $0.9 million for the three months ended March 31, 2009. The decrease in revenues is attributed to the unprecedented stress in the world financial markets and the significant deterioration in economic conditions, especially in the United States and Europe that followed. The Company has experienced significant decreases in revenues across all product lines. Although the Company’s part sales are down modestly, the overall decrease in revenues is overwhelmingly due to a decrease in unit sales of the Company’s heavy equipment products.

Operating Income and Operating Margins—Operating income of $1.1 million for the three months ended March 31, 2009 was equivalent to 8.2% of net revenues compared to an operating income of $1.5 million for the three months ended March 31, 2008 or 6.3% of net revenues. The decrease in operating income is due to the decrease in revenues. The increase in operating income as percentage of net revenues is primarily due to an increase of 3.3% in the gross margin percentage. The improvement in margin percent is due to a reduction in costs related to our restructuring efforts, the impact of price increases announced last year, and the strengthening of the Canadian dollar.

The segment was able to decrease its selling, general and administrative expenses nearly proportionally to the decrease in revenues.

Equipment Distribution Segment

	Three Months Ended March 31.
	2009 (1)	2008 (1)
Net revenues	$868	$—
Operating income	(75)	—
Operating margin	(8.7)%	—

(1)	Financial results for acquisitions are included from the date of acquisition October 6, 2008 for the assets of Crane & Machinery, Inc.

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

Net revenues—The Equipment Distribution segment had net revenues of $0.9 million for the three months ended March 31, 2009. Revenues for the Equipment Distribution segment for the three months ended March 31, 2009 are depressed because of the current economic state. Although part sales and service revenues have been adversely impacted, the impact on crane sales is even more severe.

Operating loss and Operating Margins— The segment had an operating loss of $(0.1) million for the three months ended March 31, 2009 was equivalent to (8.7)% of net revenues. The operating loss is attributed to depressed revenues.

Liquidity and Capital Resources

Cash and cash equivalents were $0.1 million at March 31, 2009 compared to $0.4 million at December 31, 2008.

On April 28, 2009, the bank notified the Company that it had approved the renewal of both its U.S and Canadian revolving credit facilities and its term loan. The maturities will be extended from April 1, 2010 to April 1, 2012. The Bank and the Company are currently working on finalizing the necessary amendments to the credit facilities.

As of March 31, 2009, the Company had approximately $3.0 million available to borrow under its credit facility with Comerica Bank. The interest rate on this facility was equal to prime plus .25% (prime was 3.25% at March 31, 2009). The Company’s revolving credit agreement contains customary limitations, including limitations on acquisitions, dividends, repurchases of the Company’s stock and capital expenditures. It also requires the Company to have on the last date of the quarter a minimum “Tangible Effective Net Worth”, which is defined in the agreement as equity plus subordinated debt minus intangible assets and related party receivables. See Note 14 to our consolidated financial statements for additional information on the terms and conditions of our credit facilities. This credit facility currently matures on April 1, 2010.

Additionally, the Company’s Manitex Liftking subsidiary has a credit facility which allows for borrowings of up to CDN $4.5 million as of March 31, 2009. At March 31, 2009, the Company had approximately US $2.2 million available to borrow under this Canadian facility. This facility bears interest at Canadian prime rate plus 1.5% (Canadian prime was 2.5% at March 31, 2009). The maximum amount outstanding is limited to the sum of (1) 80% of eligible receivables plus (2) the lesser of 30% of eligible work-in-process inventory or CDN $500 plus (3) the lesser of 50% of eligible inventory less work-in-process inventory or CDN $3.0 million. The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets. This credit facility matures on April 1, 2010.

At March 31, 2009, the Company has a $1.7 million note payable to a bank. The note payable to the bank was assumed in connection with the QVM acquisition. The note is due on April 1, 2010. The note has an interest rate of prime plus 1% until maturity. On the first day of each month, the Company is required to pay interest and to make a $0.05 million principal payment. The note is secured by substantially all the assets of the Company’s Manitex subsidiary.

In connection with the Company’s acquisition of Liftking Industries’, the Company issued a note payable to the seller for CDN $3.2 million, or approximately US $3.2 million. The note bears interest at the prime rate of interest charged by Comerica Bank for Canadian dollar loans plus 1%. The note requires quarterly principal payments of CDN $0.2 million plus interest commencing on April 1, 2008. The note payable is subject to a general security agreement which subordinates the seller’s security interest to the interest of the Company’s senior secured credit facility, but shall otherwise rank ahead of the seller’s other secured creditors. The note has a remaining unpaid balance as of March 31, 2009 of CDN $1.6 million or approximately US $1.3 million.

At March 31, 2009, the Company has a note payable to Terex Corporation for $1.8 million. The note which had an original principal amount of $2.0 Million, was issued in connection with the purchase of substantially all of the domestic assets of Crane & Machinery, Inc. and Schaeff Lift Truck, Inc.. The Company is required to make annual principal payments to Terex of $0.25 million commencing on March 1, 2009 and on each year thereafter through March 1, 2016. So long as the Company’s common stock is listed for trading on NASDAQ or another national stock exchange, the Company may opt to pay up to $0.15 million of each annual principal payment in shares of the Company’s common stock having a market value of $0.15 million calculated as set forth in the note. Accrued interest under the note is payable quarterly commencing on January 1, 2009.

On March 31, 2009, the Company has a $1.7 million note payable to a finance company. Under the floorplan agreement the Company may borrow up to $2.0 million for equipment financing and are secured by all inventory financed by or leased from the Lender and the proceeds therefrom. The terms and conditions of any loans, including interest rate, commencement date, and maturity date shall be determined by the Lender upon its receipt of the Company’s request for an extension of credit. The rate, however, may be increased upon the Lender giving five days written notice to the Company. Since the initial borrowing, the lender has agreed to several interest rate reductions. At March 31, 2009, the interest rate on both borrowings was reduced to 7% and subsequently reduced to 6%. For twelve months, the Company is only required to make interest payments, followed by 48 equal monthly payments of principal and interest. As of March 31, 2009, approximately $0.1 million of the note payable is classified as a short-term note. The loan may be repaid at anytime and is not subject to any prepayment penalty.

The Company has a twelve year lease which expires in April 2018 that provides for monthly lease payments of $0.07 million for its Georgetown, Texas facility. The lease has been classified as a capital lease under the provisions of FASB Statement No. 13. The capitalized lease obligation related to aforementioned lease as of March 31, 2009 is $4.4 million.

At March 31, 2009, the Company has two notes payable to a bank with a total remaining principal balance of $0.4 million. The notes have fixed interest rates of 4.35% and 4.25%. The first note requires monthly payment of $8 thousand and will be paid in full by August 2009. The second note requires monthly interest payment of $50 thousand and will be paid off by October 2009. The proceeds from the notes were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest in such insurance policies and has the right upon default to cancel these policies and receive any unearned premiums.

The Company’s ability to meet its commitments and contractual obligations is dependent on the Company’s ability to either negotiate extensions of its current credit agreements, replace the existing credit agreements with a new credit agreement with acceptable terms or to raise additional equity or debt financing. As stated above, the Company has been notified by its lender that it has approved the renewal of both the Company’s U.S and Canadian revolving credit facilities and its term loan. The maturities will be extended from April 1, 2010 to April 1, 2012. The Bank and the Company are currently working to finalize the necessary amendments. The Company expects that the amendments will be completed and executed before the end of the second quarter of 2009.

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

2009

Operating activities generated cash of $2.5 million for the three months ended March 31, 2009 comprised of net income of $0.1 million, non-cash items that totaled $0.6 million and changes in assets and liabilities, which generated $1.8 million. The principal non-cash items are depreciation and amortization of $0.6 million. A decrease in accounts receivable of $7.8 million was offset by increases in inventory of $0.3 million, an increase in prepaid expenses of $0.5 million and a decrease in accounts payable, accruals and other current liabilities of $4.3 million, $0.8 million and $0.2 million, respectively

The decrease in accounts receivable and accounts payable is due to the decrease in revenues. The increase in prepaid expenses is primarily related to an increase in the prepaid insurance balance. The prepaid balance has increased as payments were made in January 2009 for insurance policies that renewed on December 30, 2008. The decrease in accrued expense is due to a lower balance in reserves for several items, including vacation, warranty and commissions. The decreases are attributed to lower revenues and reductions in the workforce. The decrease in other current liabilities is due to a decrease in customer deposits.

Cash flows related to investing activities were immaterial for the three months ended March 31, 2009.

Financing activities consumed $2.7 million in cash for the three months ended March 31, 2009. A decrease in borrowings under the Company’s credit facilities, note payments, and capital lease payments consumed $3.0 million, $0.6 million and $0.1 million of cash, respectively. The reduction in borrowing under the credit facilities and notes payment was offset by $0.9 million in new borrowings. During the quarter ended March 31, 2009, note payments of $0.2 million, $0.2 million $0.1 million and $0.1 were made on the Liftking Industries note, notes to finance insurance premiums, the Terex note and the term loan. During the quarter ended March 31, 2009, the Company borrowed $0.5 million to finance insurance premiums and $0.4 million under the floorplan financing agreement to finance the purchase of a crane.

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

Related Party Transactions

For a description of the Company’s related party transactions, please see Note 17 to the Company’s consolidated financial statements entitled “Transactions between the Company and Related Parties.”

Critical Accounting Policies

See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, for a discussion of the Company’s other critical accounting policies.

Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of SFAS 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FAS 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of SFAS 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The impact of partially adopting SFAS 157 effective January 1, 2008 was not material to our consolidated financial statements. The remaining provisions of SFAS No. 157 were adopted on January 1, 2009. The adoption did not have a material impact on our Consolidated Financial Statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“Statement No. 160”). Statement No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Statement No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. On January 1, 2009, the Company adopted SFAS No. 160. The adoption of SFAS No. 160 did not have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R continues to require the purchase method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. On January 1, 2009, the Company adopted SFAS No. 141R. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, “Business Combinations”, which was superseded by SFAS No. 141(R) (see previous paragraph). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. This FSP was adopted effective January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS No. 161 will be effective for fiscal years that begin after November 15, 2008. On January 1, 2009, the Company adopted SFAS No. 161. The adoption of SFAS No. 161 did not have a material impact on our Consolidated Financial Statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. . On January 1, 2009, the Company adopted FAS No. 142-3. The adoption of FAS No. 142-3 did not have a material impact on our Consolidated Financial Statements.

In May 2008, the FASB issued SFAS statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Any effect of applying the provisions of this Statement shall be reported as a change in accounting principle in accordance with FASB statement No. 154, “Accounting Changes and Error Corrections.” The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have an impact on its results of operations, financial position and cash flows. The adoption of FSAS No. 162 did not have an impact on its results of operations, financial position and cash flows.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. Early application of this FSP is prohibited. On January 1, 2009, the Company adopted EITF 03-6-1. The adoption of EITF 03-6-1 did not have a material impact on our Consolidated Financial Statements.

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

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a “simplified” method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company will continue to assess the impact of SAB 110. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

December 2008, the FASB issued EITF Issue No. 08-6, “Equity Method Investment Accounting Consideration,” effective for fiscal years beginning after December 15, 2008. EITF Issue No. 08-6 requires an equity method investor to account for its initial investment at cost and shall not separately test an investee’s underlying indefinite-lived intangible assets for impairment. It also requires an equity method investor to account for share issuance by an investee as if the investor had sold a proportionate share of its investment. The resulting gain or loss shall be recognized in earnings. On January 1, 2009, the Company adopted EITF 08-6. The adoption of EITF 08-6 did not have a material impact on our Consolidated Financial Statements.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. The Company does not expect the adoption of this FSP will have an impact on its results of operations, financial position and cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts

(recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. The Company does not expect the adoption of this FSP will have an impact on its results of operations, financial position and cash flows

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the FSP and if necessary will include any additional required disclosures in its quarter ending June 30, 2009.

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

Interest Rate Changes — The Company’s debt agreements allow for borrowings based on the Prime rate, Eurodollar rate or a base rate. The interest rate incurred by the Company is based on these rates plus a premium. If these rates rise, the Company’s interest expense will increase accordingly. The effect of a 10% interest rate increase on all outstanding variable interest debt for The Company would have been an increase in annual interest expense of approximately $73.

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

At March 31, 2009, the Company had entered into a series of forward currency exchange contracts. The contracts obligate the Company to purchase approximately CDN $2,400 in total. The contracts which are in various amounts mature between April 2, 2009 and December 31, 2009. Under the contract, the Company will purchase Canadian dollars at exchange rates between .7887 and .9587 The Canadian to US dollar exchange rates was .7928 at March 31, 2009. The Company purchases forward contracts in relationship so that gains and losses on its forward contracts offsets exchange gains and losses on its on the assets and liabilities denominated in other than the reporting units’ functional currency. Forward exchange currency exchange contracts, if not offset by existing foreign currency positions, will result in the recognition of gains and loss which are not offset.

At March 31, 2009, the forward contracts held by the Company had market value of approximately $(256). Fair value of the forward currency contracts are determined on the last day of each reporting period using quoted prices in active markets, which are supplied to the Company by the foreign currency trading operation of its bank. During the three months ended March 31, 2009 and 2008, the Company has recorded realized gains (losses) of approximately $(64) and $25 and unrealized losses of approximately $(26) and $(185) related to forward currency contracts. Both realized and unrealized gains and losses related to forward currency contracts are included in current earnings and are reflected in the Statement of Operations in the other income expense section on the line tiled foreign currency transaction losses. For the three months ended March 31, 2009 and 2008, the net loss of $(90) and $(160) related the forward currency contracts purchased by the Company is substantially offset by transaction currency gains of $80 and $151 for the three months ended March 31, 2009 and 2008, respectively. The net foreign currency losses for the months ended March 31, 2009 and 2008 are $(10) and $(9), respectively.

Item 4T—Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds.

On October 6, 2008, the Company issued its $2.0 million promissory note in favor of Terex Corporation (the “Term Note”). Under the Term Note, the Company is obligated to make annual principal payments to Terex of $250,000 commencing on March 1, 2009 and on each year thereafter through March 1, 2016. So long as the Company’s common stock is listed for trading on NASDAQ or another national securities exchange, the Company may opt to pay up to $150,000 of each annual principal payment in shares of the Company’s common stock having a market value of $150,000. For purposes of the foregoing provision, the market value of each share of common stock of the Company shall be the average of the closing prices on NASDAQ as reported in The Wall Street Journal (national edition) (or if not reported thereby, any other authoritative source) for the twenty (20) consecutive trading days ending on the trading day immediately prior to the date of such payment (the “Market Value”). Pursuant to the foregoing provision, the Company issued 147,059 shares of its common stock to Terex on March 1, 2009, in lieu of $150,000 of the principal payment on the Term Note owed to Terex on such date. The shares of common stock issued to Terex had a Market Value of $1.02 per share based on the above-described formula contained in the Term Note.

The shares issued to Terex were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder, as there was no public offering. In support of those exemptions from registration, we relied on representations of Terex that it is an “accredited investors” as defined in Rule 501 of Regulation D and acquired the securities for its own account and not for distribution to others.

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

Item 4—Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5—Other Information

Not applicable.

Item 6—Exhibits

See the Exhibit Index set forth below for a list of exhibits included with this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Exhibit No.
10.1	Floorplan and Security Agreement between Manitex International, Inc. and HCA Equipment Finance LLC, dated December 15, 2008, together with the form of Extension of Credit, which is attached as Exhibit A thereto, and the Addendum to Floorplan and Security Agreement, dated January 20, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 27, 2009)

10.2	Advance Formula Agreement, dated January 26, 2009, made by Manitex LiftKing, ULC in favor of Comerica Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 28, 2009).

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 13, 2009	By:	/s/ David J. Langevin
David J. Langevin
Chairman and Chief Executive Officer (Principal Executive Officer)

May 13, 2009	By:	/s/ David H. Gransee
David H. Gransee
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)