Form 10-Q
period 2009-06-30
Manitex International, Inc.
filed 2009-08-13
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares of the registrant’s common stock, no par value, outstanding as of August 12, 2009 was 11,136,132.

MANITEX INTERNATIONAL, INC.

FORM 10-Q INDEX

PART 1 – FINANCIAL INFORMATION

Item  1— Financial Statements

MANITEX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except for per share amounts)

	June 30, 2009	December 31, 2008
	Unaudited
ASSETS
Current assets
Cash	$97	$425
Trade receivables, (net of allowances of $86 and $118, at June 30, 2009 and December 31, 2008, respectively)	8,565	17,159
Other receivables	70	127
Inventory (net)	22,662	22,066
Deferred tax asset	582	582
Prepaid expense and other	690	326

Total current assets	32,666	40,685

Total fixed assets (net)	5,510	5,878

Intangible assets (net)	20,279	21,148
Deferred tax asset	4,149	4,065
Goodwill	14,452	14,452

Total assets	$77,056	$86,228

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable—short term	$2,037	$1,564
Current portion of capital lease obligations	285	277
Accounts payable	6,965	12,083
Accrued expenses	1,929	2,837
Other current liabilities	146	301

Total current liabilities	11,362	17,062

Long-term liabilities
Line of credit	14,425	16,995
Deferred tax liability	4,186	4,186
Notes payable	4,369	5,057
Capital lease obligations	4,026	4,168
Deferred gain on sale of building	3,359	3,549
Other long-term liabilities	167	197

Total long-term liabilities	30,532	34,152

Total liabilities	41,894	51,214

Commitments and contingencies

Shareholders’ equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at June 30, 2009, and December 31, 2008, respectively	—	—
Common Stock—no par value, Authorized, 20,000,000 shares authorized Issued and outstanding, 10,836,132 and 10,584,378 at June 30, 2009 and December 31, 2008, respectively	45,271	45,022
Warrants	1,788	1,788
Paid in capital	192	239
Accumulated deficit	(11,952)	(11,896)
Accumulated other comprehensive loss	(137)	(139)

Total shareholders’ equity	35,162	35,014

Total liabilities and shareholders’ equity	$77,056	$86,228

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	Unaudited	Unaudited	Unaudited	Unaudited
Net revenues	$11,848	$26,460	$25,890	$50,007
Cost of Sales	9,371	22,009	20,385	41,284

Gross profit	2,477	4,451	5,505	8,723
Operating expenses
Research and development costs	118	237	239	457
Selling, general and administrative expenses, including corporate expenses of $471 and $790 for the three months and $988 and $1,694 for the six months ended June 30, 2009 and 2008, respectively	2,306	3,010	4,599	6,478
Restructuring expenses	22	—	153	—

Total operating expenses	2,446	3,247	4,991	6,935

Operating income from continuing operations	31	1,204	514	1,788
Other income (expense)
Interest expense	(366)	(450)	(769)	(992)
Foreign currency transaction gains (losses)	66	(3)	56	(12)
Other income	1	52	2	52

Total other (expense)	(299)	(401)	(711)	(952)

(Loss) income from continuing operations before income taxes	(268)	803	(197)	836
Income tax (benefit)	(151)	82	(141)	(396)

Net (loss) income from continuing operations	(117)	721	(56)	1,232
Discontinued operations
Income from operations of the discontinued Testing and Assembly Equipment segment, net of income taxes (benefit) of $1 for the three months and $11 for the six months ended June 30, 2008.	—	10	—	188
Gain on sale or closure of discontinued operations net of income tax (benefits), net of income taxes of $14 for three and six months ended June 30, 2008	—	186	—	186

Net (loss) income	$(117)	$917	$(56)	$1,606

Basic
(Loss) earnings from continuing operations	$(0.01)	$0.07	$(0.01)	$0.13
Earnings from discontinued operations	$—	$—	$—	$0.02
Gain on sale or closure of discontinued operations net of income tax	$—	$0.02	$—	$0.02

Net (loss) earnings per share	$(0.01)	$0.09	$(0.01)	$0.16
Diluted
(Loss) earnings from continuing operations	$(0.01)	$0.07	$(0.01)	$0.12
Earnings from discontinued operations	$—	$—	$—	$0.02
Gain on sale or closure of discontinued operations net of income tax	$—	$0.02	$—	$0.02

Net (loss) earnings per share	$(0.01)	$0.09	$(0.01)	$0.16
Weighted average common share outstanding
Basic	10,836,132	9,853,423	10,786,703	9,831,382
Diluted	10,836,132	10,349,356	10,786,703	10,302,580

The accompanying notes are an integral part of these financial statements.

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2009	2008
	Unaudited	Unaudited
Cash flows from operating activities:
Net (loss) income	$(56)	$1,606
Adjustments to reconcile net (loss) income to cash provided by (used) for operating activities:
Depreciation and amortization	1,122	968
Decrease in allowances for doubtful accounts	(32)	(5)
Gain on disposal of fixed assets		(42)
Deferred income taxes	(84)	(511)
Inventory reserves	40	14
Stock based deferred compensation	52	145
Reserve for uncertain tax positions	(30)	50
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	8,892	(865)
(Increase) decrease in inventory	(395)	(3.834)
(Increase) decrease in prepaid expenses	(359)	(333)
Increase (decrease) in accounts payable	(5,172)	3,265
Increase (decrease) in accrued expense	(1,060)	(1,456)
Increase (decrease) in other current liabilities	(158)	152
Discontinued operations - cash used for operating activities	—	(118)

Net cash provided by (used) for operating activities	2,760	(964)

Cash flows from investing activities:
Purchase of property and equipment	(39)	(281)
Proceeds from sale of equipment	—	50

Net cash used for investing activities	(39)	(231)

Cash flows from financing activities:
Borrowing on revolving credit facility	241	2,317
Payment on revolving credit facility	(2,920)	—
Note payments (1)	(1,008)	(577)
New borrowing	894	—
Payment on capital lease obligations	(134)	(157)

Net cash provided by (used) for financing activities	(2,927)	1,583

Effect of exchange rate change on cash	(122)	41
Net increase in cash and cash equivalents	(206)	388
Cash and cash equivalents at the beginning of the year	425	569

Cash and cash equivalents at end of period	$97	$998

(1)	On March 1, 2009, the Company issued 147,059 shares of its common stock to Terex Corporation, in lieu of $150 of the principal payment on the Term Note that was due on March 1, 2009. This transaction is a non-cash transaction. Accordingly, the cash flow statement excludes the impact of this transaction.

The accompanying notes are an integral part of these financial statements.

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share data)

Note 1. Nature of Operations

Manitex International, Inc. (the “Company”) is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries. Through its Manitex subsidiary it markets a comprehensive line of boom trucks and sign cranes. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including, roads, bridges and commercial construction. The Manitex Liftking subsidiary sells a complete line of rough terrain forklifts; including the Liftking and Noble product lines, as well as special mission oriented vehicles, and other specialized carriers, heavy material handling transporters and steel mill equipment. Manitex Liftking’s rough terrain forklifts are used in both commercial and military applications. Specialty mission oriented vehicles and specialized carriers are designed and built to meet the Company’s unique customer needs and requirements. The Company’s specialized lifting equipment has met the particular needs of customers in various industries that include utility, ship building and steel mill industries.

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

Historically, the Company also designed, developed, and built specialty Testing & Assembly Equipment for the automotive and heavy equipment industries that identifies defects through the use of signature analysis and in-process verification. Against the background of the operating losses generated in recent history by the Testing & Assembly Equipment segment operations based at Wixom, Michigan, the Company conducted a strategic review of these operations. On March 29, 2007, our Board of Directors approved a plan to sell our Testing & Assembly Equipment segment’s operating assets including its inventory, machinery, equipments and patents. As a result, our Testing & Assembly Equipment segment has been accounted for as a discontinued operation starting with the first quarter of 2007. On August 1, 2007, the assets used in connection with the Company’s diesel engine testing equipment were sold to EuroMaint Industry, Inc., a Delaware corporation (“EuroMaint”). As of August 31, 2007, all operations of the former Testing & Assembly Equipment segment had ceased. (See Note 6)

As result of discontinuing our former Testing & Assembly Equipment segment, the Company operated in only a single business segment, Lifting Equipment until its acquisition of Crane & Machinery’s assets on October 6, 2008. As stated above Crane operations are reported in a separate new segment, entitled Equipment Distribution. The Company’s consolidated financial statements presents the Testing & Assembly Equipment segment as a discontinued operation until June 30, 2008, the point at which there were no longer any assets or liabilities associated with our former Testing & Assembly Equipment segment.

2. Basis of Presentation

The accompanying condensed consolidated financial statements, included herein, have been prepared by the Company without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, the accompanying unaudited, condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company’s financial position as of June 30, 2009, and results of its operations and cash flows for the periods presented. The consolidated balances as of December 31, 2008 were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the year.

Allowance for Doubtful Accounts

Accounts Receivable is reduced by an allowance for amounts that may become uncollectible in the future. The Company’s estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where we have information that the customer may have an inability to meet its financial obligations.

Accrued Warranties

The Company establishes a reserve for future warranty expense at point when revenue is recognized by the Company and is based on percentage of revenues. The provision for estimated warranty claims, which is included in cost of sales, is based on sales.

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

Comprehensive Income

Statement of Financial Accounting Standard (“SFAS”) No. 130 “Reporting Comprehensive Income” requires reporting and displaying comprehensive income and its components. Comprehensive income includes, in addition to net earnings, other items that are reported as direct adjustments to stockholder’s equity. Currently, the comprehensive income adjustment required for the Company has two components. First is a foreign currency translation adjustment, the result of consolidating its foreign subsidiary. The second component is a derivative instrument fair market value adjustment (net of income taxes related) to forward currency contracts designated as a cash flow hedge under FASB No. 133. See Note 4 for additional details. Comprehensive income is as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net (loss) earnings from continuing operations	$(117)	$721	$(56)	$1,232

Other comprehensive income (loss)
Foreign currency translation adjustments	319	47	135	(166)
Derivative instrument fair market value adjustment - net of income taxes	(133)	—	(133)	—

Total other comprehensive income (loss)	186	47	2	(166)

Comprehensive income (loss) from continuing operations	$69	$768	$(54)	$1,066

Subsequent Events

The Company has performed a review of events subsequent to the balance sheet through August 13, 2009, the date the financial statements were issued.

3. Financial Instruments - Forward Currency Exchange Contracts

As discussed in Note 10, the company adopted SFAS No. 157, “Fair Value Measurements” effective January 1, 2008. The following tables sets forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is summary of items that the Company measures at fair value:

	Fair Value at June 30, 2009
	Level 1	Level 2	Level 3	Total
Liabilities:
Forward currency exchange contracts	$418	$—	$—	$418

	Fair Value at December 31, 2008
	Level 1	Level 2	Level 3	Total
Liabilities:
Forward currency exchange contracts	$230	$—	$—	$230

The carrying value of the company’s other financial assets and liabilities, including cash, accounts receivable, and accounts payable, approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding.

Fair Value Measurements

SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

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

We elected a partial deferral of SFAS 157 under the provisions of FSP-157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing assets retirement. On January 1, 2009, the company adopted the provisions of FAS 157 that were deferred by FASB Staff Position 157-2.

4. Derivatives Financial Instruments

On January 1, 2009, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” which requires enhanced disclosures regarding an entity’s derivative and hedging activities as provided below. See further detail related to SFAS No. 161 at Note 10, “New Accounting Pronouncements.

The Company’s risk management objective is to minimize using the most efficient and effective methods to eliminate, reduce or transfer the risk which are associated with fluctuation of exchange rates between the Canadian and U.S. dollar. When the Company’s Canadian Subsidiary receives a significant new U.S. dollar order, management will evaluate different options that may be available to mitigate future currency exchange risks. The decision, to hedge future sales is not automatic and is decided case by case. The Company will only use hedge instruments to hedge firm existing sales orders and not estimated exposure, when management determines that exchange risks exceeds desired risk tolerance levels.

The Company enters into forward currency exchange contracts in relationship such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. The forward currency exchange contracts that the Company has to offset existing assets and liabilities denominated in other than the reporting units’ functional currency have been determined not to be considered a hedge under FASB No. 133. In accordance with FAS No. 52, the Company records at the balance sheet date the forward currency exchange contracts at its market value with any associated gain or loss being recorded in current earnings. Both realized and unrealized gains and losses related to forward currency contracts are included in current earnings and are reflected in the Statement of Operations in the other income expense section on the line titled foreign currency transaction losses. Items denominated in other than a reporting units functional currency includes U.S. denominated accounts receivables and accounts payable held by our Canadian subsidiary. Additionally, there is a note payable for CDN $1,600 issued in connection with the Liftking acquisition. The US dollar liability for this note is adjusted each month based on the month end exchange rate, currency gains and losses are included in income each month.

Beginning in the second quarter 2009, the Company entered into forward currency contracts to hedge future U.S. dollar sales of its Canadian Subsidiary. The decision, to hedge future sales is not automatic and is decided case by case. The forward currency contracts to hedge future sales are designated as cash flow hedges under FASB No. 133. As required by FASB No. 133, forward currency forward contracts are recognized as an asset or liability at fair value on the Company’s Consolidated Balance Sheet. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (date of sale). Gains or losses on cash flow hedges when recognized into income are included in net revenues. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The Company expects minimal ineffectiveness as the Company has hedged only firm sales orders and has not hedged estimated exposures. In the next twelve months the company estimates $200 of pre-tax unrealized losses related to forward currency contract hedges to be reclassified from other comprehensive income into earnings.

At June 30, 2009, the Company had entered into a series of forward currency exchange contracts. The contracts obligate the Company to purchase approximately CDN $6,429 in total. The contracts which are in various amounts mature between July 1, 2009 and December 31, 2010. Under the contract, the Company will purchase Canadian dollars at exchange rates between .9158 and .9587 The Canadian to US dollar exchange rates was .8598 at June 30, 2009. The unrealized currency exchange liability is reported under accrued liabilities on the balance sheet at March 31, 2009. As of June 30, 2009, the Company had the following forward currency contracts:

Nature of Derivative	Amount		Type
Forward currency contract	CND$	2,678	Not designated as hedge instrument
Forward currency contract	CDN$	3,751	Cash flow hedge

The following table provides the location and fair value amounts of derivative instruments that are reported in the Condensed Consolidated Balance Sheet as of June 30, 2009:

Total derivatives NOT designated as a hedge instrument under FASB No. 133

Liabilities Derivatives	Balance Sheet Location	Fair Value
Foreign currency Exchange Contract	Accrued expenses	$216

Total derivatives designated as a hedge instrument under FASB No. 133

Liabilities Derivatives	Balance Sheet Location	Fair Value
Foreign currency Exchange Contract	Accrued expenses	$202

The following tables provide the effect of derivative instruments on the Consolidated Statement of Operations for the three and six months ended June 30, 2009 and 2008:

Derivatives Not designated as Hedge Instrument under FASB No. 133	Location of gain or (loss) recognized in Income Statement	Gain or (loss)
		Three months ended June 30,		Six-months ended June 30,
		2009	2008	2009	2008
Forward currency contracts	Foreign currency transaction gains (losses)	$144	$34	$55	$(123)

		Gain or (loss)
Derivatives designated as Hedge Instrument under FASB No. 133	Location of gain or (loss) recognized in Income Statement	Three months ended June 30,		Six months ended June 30,
		2009	2008	2009	2008
Forward currency contracts	Net revenue	$(76)	—	$(76)	—

The Counterparty to currency exchange forward contracts is a major financial institution with credit ratings of investment grade or better and no collateral is required. Management continues to monitor counterparty risk and believes the risk of incurring losses on derivative contracts related to credit risk is unlikely.

5. Acquisition

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

The following unaudited pro forma information assumes the acquisitions of Schaeff and Crane occurred on January 1, 2008. The unaudited pro forma results have been prepared for informational purposes only and do not purport to represent the results of operations that would have been had the acquisition occurred as of the date indicated, nor of future results of operations. The unaudited pro forma results for the three and six months ended June 30, 2008 are as follows (in thousand, except per share data)

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Net revenues	$30,669	$56,318
Net income from continuing operations	$624	$1,035
Income per share from continuing operations:
Basic	$0.06	$0.10
Diluted	$0.06	$0.10

Pro Forma Adjustment Note

Pro Forma adjustments were made to give effect to the amortization of the intangibles recorded as a result of the acquisition, which would have resulted in $33 and 67 of additional amortization expense for the three and six months ended June 30, 2008. Additionally, Pro Forma adjustments were made to give effect to the interest on the note payable to Terex Corporation in connection with the acquisition which would have resulted in $25 and $50 interest expense for the three and six months ended June 30, 2008. Tax expense was also decreased representing a partial offset to the two aforementioned pro Forma adjustments by $7 and $14 for the three and six months ended June 30, 2008. Finally, basic and diluted shares were increased by 269,375 to take into accounts shares issued as part of the acquisition consideration.

6. Discontinued Operations

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

As of December 31, 2008, the former Testing and Assembly Equipment segment no longer had any assets or liabilities.

The following table sets forth the detail of the net income from discontinued operations for the three and six months ended June 30, 2008:

	For the three months June 30, 2008	For the six months June 30, 2008
Revenues from discontinued operations	$—	$—
Income from discontinued operations before income taxes	11	199
Income tax	1	11

Net income from discontinued operations	$10	$188

Gain on sale of discontinued operations net of income tax of $14, for three and six months ended June 30, 2008	$186	$186

During the three months ended June 30, 2008 the Company reversed the $200 reserve ($186 net of income taxes of $14) for terminations of contracts, as management determined that it was not needed.

7. Net Earnings per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of warrants, restricted stock units and non-controlling minority interest. Details of the calculations are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net ( Loss)Income per common share basic and diluted
(Loss) earnings from continuing operations	$(117)	$721	$(56)	$1,232
Earnings from discontinued operations	—	10	—	188
Gain on sale of discontinued operations net of income tax	—	186	—	186

Net (loss) income	$(117)	$917	$(56)	$1,606

(Loss) Earnings per share
Basic
(Loss) earnings from continuing operations	$(0.01)	$0.07	$(0.01)	$0.13
Earnings from discontinued operations	—	—	—	0.02
Gain on sale of discontinued operations net of income tax	—	0.02	—	0.02

Net (loss) earnings per common share	$(0.01)	$0.09	$(0.01)	$0.16

Diluted
(Loss) earnings from continuing operations	$(0.01)	$0.07	$(0.01)	$0.12
Earnings from discontinued operations	—	—	—	0.02
Gain on sale of discontinued operations net of income tax	—	0.02	—	0.02

Net (loss) earnings per common share	$(0.01)	$0.09	$(0.01)	$0.16

Weighted average common share outstanding

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Basic	10,836,132	9,853,423	10,786,703	9,831,382

Diluted:
Basic	10,836,132	9,853,423	10,786,703	9,831,382
Dilutive effect of restricted stock units	—	20,485	—	16,440
Dilutive effect of warrants	—	114,349	—	141,209
Dilutive effect of exchangeable debt	—	95,099	—	47,550
Dilutive effects of non-controlling minority interest (See Note 9)	—	266,000	—	266,000

Diluted	10,836,132	10,349,356	10,786,703	10,302,580

Weighted average of diluted shares related to restricted stock of 7,963 and 8,109 for the three and six months ended June 30, 2009 were excluded from diluted shares as additional shares are anti-dilutive when the Company has a loss.

8. Equity

Stock Warrants

The Company accounts for warrants issued to non-employees based on the fair value on date of issuance. Certain warrants will be exercisable on a cashless basis under certain circumstances, and are callable by the Company on a cashless basis under certain circumstances.

At June 30, 2009 and December 31, 2008 the Company had issued and outstanding warrants as follows:

Number of Warrants	Exercise Price	Expiration Date
450,000	$4.05	November 15, 2011	Private placement
204,000	$4.25	November 15, 2011	Private placement
192,500	$4.62	November 15, 2011	Placement Agent Fee
15,000	$7.08	June 15, 2011	Investor Relation Service
105,000	$7.18	September 11, 2012	Placement Agent Fee

During the six months ended June 30, 2009 no warrants were exercised.

Stock Issuance

On January 2, 2009, the Company issued in aggregate 103,375 shares of common stock to employees pursuant to restricted stock units issued under the Company’s 2004 Incentive Plan, which vested on that date.

On March 1, 2009, the Company issued 147,059 shares of common stock to the Terex Corporation as the Company elected to pay $150 of the annual principal payment due March 1, 2009 in shares of the Company’s common stock. The share price for the transactions was the average closing price for the twenty trading days ending the day before the payment is due. See note 15.

On March 31, 2009, the Company issued 1,320 shares of common stock to an employee pursuant to restricted stock units issued under the Company’s 2004 Incentive Plan, which vested on that date.

2004 Equity Incentive Plan

In 2004, the Company adopted the 2004 Equity Incentive Plan and subsequently amended and restated the plan on September 13, 2007 and May 28, 2009. The maximum number of shares of common stock reserved for issuance under the plan is 500,000 shares. The total number of shares reserved for issuance may, however, may be adjusted to reflect certain corporate transactions or changes in our capital structure. Our employees and members of our board of directors who are not our employees or employees of our affiliates are eligible to participate in the plan. The plan is administered by a committee of our board comprised of members who are outside directors. The plan provides that the committee has the authority to, among other things, select plan participants, determine the type and amount of awards, determine award terms, fix all other conditions of any awards, interpret the plan and any plan awards. Under the plan, the committee can grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units, except Directors may not be granted stock appreciation rights, performance shares and performance units. During any calendar year, participants are limited in the number of grants they may receive under the plan. In any year, an individual may not receive options for more than 15,000 shares, stock appreciation rights with respect to more than 20,000 shares, more than

20,000 shares of restricted stock and/or an award for more than 10,000 performance shares or restricted stock units or performance units. The plan requires that the exercise price for stock options and stock appreciation rights be not less than fair market value of our common stock on date of grant.

The following table contains information regarding restricted stock units as of June 30, 2009:

2009
Outstanding on January 1,	160,689
Issued	—
Vested and issued	(104,695)
Forfeited	(1,535)

Outstanding on June 30,	54,459

The value of the restricted stock is being charged to compensation over the vesting period. Compensation expense includes expense related to restricted stock units of $28 and $61 for the three months and $51 and $119 for the six months ended June 30, 2009 and 2008 respectively. Additional compensation expense related to restricted stock units will be $41, $33 and $1 for the remainder of 2009, 2010 and 2011, respectively.

9. Non-Controlling Minority Interest

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

10. New Accounting Pronouncements

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

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Accordingly, the Company adopted FSP FAS 157-4 prospectively in the second quarter of 2009. The adoption of this standard did not have a material effect on the consolidated financial statements.

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

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions in this FSP. Early application of this FSP is prohibited. On January 1, 2009, the Company adopted EITF 03-6-1. The adoption of EITF 03-6-1 did not have a material impact on our Consolidated Financial Statements.

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

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company adopted this FSP for its quarter ending June 30, 2009. The adoption of this FSP did not have an impact on its results of operations, financial position and cash flows

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company adopted this FSP for its quarter ending June 30, 2009. The adoption of this FSP did not have an impact on its results of operations, financial position and cash flows

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). This standard requires the Company to make a disclosure of the date through which subsequent events were evaluated in interim and annual periods but does not change the accounting for subsequent events. Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. Under SFAS 165, as under current practice, an entity must recognize the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date. The effects of subsequent events that provide evidence about conditions that did not exist at the balance sheet date are not recognized, but may require disclosure. The Company has adopted the statement for the quarter ended June 30, 2009 and has evaluated all subsequent events through August 13, 2009, the date of issuance of the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”). The new standard eliminates the concept of a “qualifying special-purpose entity,” clarifies when a transferor of financial assets has surrendered control over the transferred financial assets, defines specific conditions for reporting a transfer of a portion of a financial asset as a sale, requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale, and requires enhanced disclosures to provide financial statement users with greater transparency about a transferor’s continuing involvement with transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact, if any, that SFAS 166 will have on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends FASB Interpretation No. 46(R). The new standard eliminates the concept of a “qualifying special-purpose entity”, replaces the quantitative approach for determining which enterprise has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has a controlling financial interest through the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. Additionally, SFAS 167 requires enhanced disclosures that will provide users of financial statements with more information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact, if any, that SFAS 167 will have on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the single source of authoritative generally accepted accounting principles. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. The issuance of this statement does not change generally accepted accounting principles; it will however, change the applicable citations and naming conventions used when referencing generally accepted accounting principles. SFAS 168 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s consolidated financial statements.

11. Inventory

The components of inventory are as follows:

	June 30, 2009	December 31, 2008
Raw Materials and Purchased Parts,	$16,245	$15,254
Work in Process	661	1,173
Finished Goods	5,756	5,639

Inventories, net	$22,662	$22,066

12. Goodwill and Intangible Assets

	June 30, 2009	December 31, 2008	Useful lives
Patented and unpatented technology	$10,624	$10,609	10 -17 years
Amortization	(3,088)	(2,554)
Customer relationships	9,594	9,580	10-20 years
Amortization	(1,270)	(996)
Trade names and trademarks	4,961	4,957	25 years-indefinite
Amortization	(542)	(448)
Customer Backlog	463	460	< 1 year
Amortization	(463)	(460)

Intangible assets	20,279	21,148
Goodwill	14,452	14,452

Goodwill and other intangibles	$34,731	$35,600

Amortization expense for intangible assets was $449 and $422 for the three months and $897 and $835 for the six months ended June 30, 2009 and 2008, respectively

13. Accounts Payable and Accrued Expenses

	June 30, 2009	December 31, 2008
Account payable:
Trade	$6,710	$11,127
Bank overdraft	255	956

Total accounts payable	$6,965	$12,083

Accrued expenses:
Accrued payroll	$204	$153
Accrued employee Health	194	217
Accrued bonuses	323	426
Accrued vacation Expense	145	393
Accrued interest	85	109
Accrued commissions	25	185
Accrued expenses—Other	58	196
Accrued warranty	334	668
Accrued taxes	33	125
Accrued product Liability	110	135
Accrued liability on forward currency exchange contracts	418	230

Total accrued expenses	$1,929	$2,837

14. Accrued Warranties

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

	Six Months Ended
	June 30, 2009	June 30, 2008
Balance January 1,	$668	$950
Accrual for warranties issued during the period	194	827
Warranty Services provided	(530)	(911)
Changes in estimate	(5)	—
Foreign currency translation	7	(1)

Balance June 30,	$334	$865

15. Line of Credit and Debt

Revolving Credit Facility

At June 30, 2009, the Company had drawn $11,942 under a revolving credit facility. The Company is eligible to borrow up to $20,500, with interest at prime rate (prime was 3.25% at June 30, 2009) plus .25%. The maximum amount of outstanding is limited to the sum of 85% of eligible receivables, the lesser of 65% of eligible inventory or $8,000. At June 01, 2009, the maximum the Company could borrow based on available collateral was capped at $12,733. The credit facility’s original maturity date was January 2, 2005. The maturity date was subsequently extended and the note is now due on April 1, 2012. The indebtedness is collateralized by substantially all of the Company’s assets. The facility contains customary limitations including, but not limited to, limitations on acquisitions, dividends, repurchase of the Company’s stock and capital expenditures. The agreement also requires the Company to have a minimum Tangible Effective Net Worth, as defined in the agreement and 1.2 to 1 Debt Service Ratio, as defined in the agreement.

On July 9, 2009, the Company and its bank executed Amendment No. 4 (“Amendment”) to its credit agreement. The Amendment extends the maturity date from April 1, 2010 to April 1, 2012, increase the interest rate to prime plus 2.0%, increase the inventory eligibility cap to $9,500 but lowers the eligibility percentage from 65% to 60%. The inventory eligibility percent further decreases to 58%, 55%, 53%, and 50% on December 31, 2009, June 30, 2010, December 31, 2010 and June 30, 2011. The Debt Service ratio, as defined in the agreement was reduced from 1.2 to 1 to 1.1 to 1 through March 30, 2010 and then increases to 1.25 to 1. Under the Amendment, the bank also received a $103 fee.

Revolving Canadian Credit Facility

At June 30, 2009, the Company had drawn $2,483 (US) under a revolving credit agreement with a bank. The Company is eligible to borrow up to $4,500 (CDN). The maximum amount outstanding is limited to the sum of (1) 80% of eligible receivables plus (2) the lesser of 30% of eligible work-in-process inventory or CDN $500 plus (3) the lesser of 50% of eligible inventory less work-in-process inventory or CDN $3.0 million. At June 30, 2009, the maximum the Company could borrow based on available collateral was CDN $3,829 or US $3,292. The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets. The Company can borrow in either U.S. or Canadian dollars. For the purposes of determining availability under the credit line, borrowings in U.S. dollars are converted to Canadian dollars based on the most favorable spot exchange rate determined by the bank to be available to it at the relevant time. Any borrowings under the facility in Canadian dollars bear interest at the Canadian prime rate (the Canadian prime was 2.25% at June 30, 2009) plus 1.5%. Any borrowings under the facility in U.S. dollars bear interest at the U.S. prime rate (prime was 3.25% at June 30, 2009) plus .25%. The credit facility had a maturity date of April 1, 2010.

On July 9, 2009, the Company and its bank entered into Amendment No. 4 to its revolving Canadian credit facility (“Canadian Amendment”). The Canadian amendment extends the maturity date from April 1, 2010 to April 1, 2012, increase the interest rate on Canadian borrowing to Canadian prime rate plus 3.0% and increase the interest rate on U.S. borrowing to U.S. prime rate plus 2.0%. Under the Canadian Amendment, the bank received $18 fee.

Note Payable Issued to Acquire Liftking Industries

In connection with the Liftking Industries’ acquisition, the Company has a note payable to the seller for $1,400 (CDN) or $1,204 (US). The note provides for interest at 1% over the prime rate of interest charged by Comerica Bank for Canadian dollar loans, calculated from the closing date and payable quarterly in arrears commencing April 1, 2007, and for principal payments of two hundred thousand dollars (CDN) quarterly commencing April 1, 2007, with the final installment of principal and interest thereon due April 1, 2011. The note payable is subject to a general security agreement which subordinates the seller’s security interest to the interest of the buyer’s senior secured credit facility, but shall otherwise rank ahead of the seller’s other secured creditors.

Note Payable—Bank

At June 30, 2009, the Company has a $1,533 note payable to a bank. The note payable to the bank was assumed in connection with the QVM acquisition. The note was due on September 10, 2006. The maturity date was subsequently extended and the note is now due on April 1, 2012. The note has an interest rate of prime plus 1% until maturity, whether by acceleration or otherwise, or until default, as defined in the agreement, and after that at a default rate of prime plus 4%. Until June 30, 2008 the Company was not required to make principal payments, but was required to make interest payments on the first day of each month. Commencing on July 1, 2008, the Company is also required to make monthly principal payments of $50 on the first day of each month. The bank has been granted security interest in substantially all the assets of the Company’s Manitex subsidiary.

On July 9, 2009, the Company and its banks executed an agreement to extend the maturity date from April 1, 2010 to April 1, 2012 and to increase the interest rate on the note to prime plus 2.5%.

Note Payable—Bank

At June 30, 2009, the Company has a $17 note payable to a bank. The note dated October 16, 2008 had an original principal amount of $82 and an annual interest rate of 4.35%. Under the terms of the note the company is required to make ten monthly payments of $8 commencing November 13, 2008. The proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums.

Note Payable—Bank

At June 30, 2009, the Company has a $250 note payable to a bank. The note dated January 5, 2009 had an original principal amount of $495 and an annual interest rate of 4.25%. Under the terms of the note the company is required to make ten monthly payments of $50 commencing January 30, 2009. The proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums.

Note Payable—Terex

At June 30, 2009, the Company has a note payable to Terex Corporation for $1,750. The note which had an original principal amount of $2,000 was issued in connection with the purchase of substantially all of the domestic assets of Crane & Machinery, Inc. (“Crane”) and Schaeff Lift Truck, Inc., (“Schaeff”). During the purchase negotiations, the Company agreed to assist the sellers and GT Distribution LLC in restructuring certain debt owed to Terex Corporation (“Terex”). Accordingly, on October 6, 2008, the Company entered into a Restructuring Agreement with Terex and Crane pursuant to which the Company executed and delivered to Terex a promissory note in the amount of $2,000 that has an annual interest rate of 6%. Terex has been granted a lien on and security interest in all of the assets of the Company’s Crane & Machinery Division.

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

Note payable floorplan

On June 30, 2009, the Company has a $1,652 note payable to a finance company. Under the floorplan agreement the Company may borrow up to $2,000 for equipment financing and are secured by all inventory financed by or leased from the lender and the proceeds there from. The terms and conditions of any loans, including interest rate, commencement date, and maturity date shall be determined by the lender upon its receipt of the Company’s request for an extension of credit. The rate, however, may be increased upon the lender giving five days written notice to the Company. On December 30, 2008, the company borrowed $1,252 under the floorplan agreement with the loan bearing interest at a rate per annum equal to the prime rate of interest, as published in the Wall Street Journal, plus 6%. On January 12, 2009 the Company borrowed an additional $400 at a rate per annum equal to the prime rate of interest, as published in the Wall Street Journal, plus 5%. Since the initial borrowing, the lender has agreed to several interest rate reductions. At June 30, 2009, the interest rate on both borrowings was reduced to 6%. For twelve months, the Company is only required to make interest payments, followed by 48 equal monthly payments of principal and interest. The loan may be repaid at anytime and is not subject any prepayment penalty.

Capital Leases

The Company has a twelve year lease which expires in April 2018 that provides for monthly lease payments of $70 for its Georgetown, Texas facility. The lease has been classified as a capital lease under the provisions of FASB Statement No. 13. The capitalized lease obligation related to aforementioned lease as of June 30, 2009 is $4,292. Additionally, the Company has a 60 month truck lease which expires on September 8, 2011 that provides for monthly leases payments of $1. As of June 30, 2009, the capitalized lease obligation related to aforementioned lease is $18.

16. Legal Proceedings

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

17. Business Segments

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

The following is financial information for our two operating segments, i.e., Lifting Equipment and Equipment Distribution

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenues
Lifting Equipment	$10,964	$26,460	$24,138	$50,007
Equipment Distribution	884	—	1,752	—

Total	$11,848	$26,460	$25,890	$50,007
Operating income from continuing operations
Lifting Equipment	$523	$1,994	$1,598	$3,482
Equipment Distribution	(21)	—	(96)	—
Corporate expenses	(471)	(790)	(988)	(1,694)

Total operating income from continuing operations	$31	$1,204	$514	$1,788

The Lifting Equipment segment operating earnings includes amortization of $417 and $423 for the three months and $830 and $836 for the six months ended June 30, 2009 and 2008, respectively. The Equipment Distribution segment operating earnings includes amortization of $33 and $67 for the three and six months ended June 30, 2009.

	June 30, 2009	December 31, 2008
Total Assets
Lifting Equipment	$70,972	$79,635
Equipment Distribution	5,937	6,368
Corporate	147	225

Total	$77,056	$86,228

18. Transactions between the Company and Related Parties

In the course of conducting its business, the Company has entered into certain related party transactions. In April, 2006, prior to its acquisition by the Company, Manitex completed a sale and leaseback transaction of its Georgetown, Texas facility to an entity controlled by one of its affiliates, who was also a significant shareholder of the Company. The sale price was $5,000 and the proceeds of the transactions were used to reduce Manitex’s debt under its credit facility. The lease has a twelve year term and provides for an initial monthly rent of $67 which is adjusted annually by the lesser of the increase in the Consumer Price Index (“CPI”) or 2%. The aforementioned CPI adjustment raised the monthly rent to $69 effective April 2009. Although the Company did not obtain an independent valuation of the property or the terms of the sale and leaseback transaction in connection with its acquisition of Manitex, it believes the terms of the lease are at least as favorable to the Company as they could have obtained from an unaffiliated third party.

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

The Company, through its Manitex and Manitex Liftking subsidiaries, purchases and sells parts to GT Distribution, LLC. (including its subsidiaries) (“GT”) and has made advances to GT in connection therewith. GT was owned in part by the Company’s Chairman and Chief Executive Officer. Although the Company does not independently verify the cost of such parts, it believes the terms of such purchases and sales were at least as favorable to the Company as terms that it could obtain from a third party. GT had three operating subsidiaries, BGI USA, Inc. (“BGI”), Crane & Machinery, Inc., and Schaeff Lift Truck, Inc. BGI is a distributor of assembly parts used to manufacture various lifting equipment. Crane & Machinery, Inc. distributes Terex and Manitex cranes, and services and sells replacement parts for most brands of light duty and rough terrain cranes. Schaeff Lift Truck, Inc. manufactures electric forklifts. Schaeff Lift Truck, Inc. has a 100% owned subsidiary domiciled in Bulgaria, SL Industries, Ltd. At June 30, 2009 the Company had future commitments to purchase approximately $100 and $700 of inventory from BGI and SL Industries, respectively.

On October 6, 2008, the Company completed the acquisition of substantially all of the domestic assets of Schaeff Lift Truck Inc. (“Schaeff”) and Crane & Machinery, Inc. (“Crane,” together with Schaeff, the “Sellers”) pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) with the Sellers and their parent company, GT (See Note 4 for further details.) Mantitex International, Inc. did not acquire Schaeff’s Bulgarian subsidiary, SL Industries. All transactions with Crane and Schaeff that occurred before October 6, 2008 were related party transactions. Transactions with GT and the subsidiaries that GT continues to own (BGI and SL Industries) continue to be related party transactions after October 6, 2008.

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

As of June 30, 2009 the Company had accounts payable to GT and LiftMaster of $152 and $14, respectively. As of June 30, 2008, the Company had $442 outstanding accounts receivable from GT Distribution and $345 outstanding accounts payable due to GT. Additionally, the Company has a $30 outstanding accounts receivable from LiftMaster, Inc. as of June 30, 2008

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

		Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008
Rent paid -	Georgetown Facility 1	$208	$208	$418	$413
Rent paid -	Woodbridge Facility 2	100	114	193	231
Rent paid -	Bridgeview Facility 3	n.a.	13	n.a.	27
Sales to:
	Crane & Machinery, Inc	$ n.a.	$33	$ n.a.	$35
	BGI USA, Inc.	7	—	7	1
	Schaeff Lift Truck, Inc.	n.a.	68	n.a.	223
	SL Industries, LTD	—	—	—	1
	Liftmaster.	10	98	23	117

Total Sales		$17	$199	$30	$377

		Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008
Purchases from:
	BGI USA, Inc	$277	$384	$566	$596
	Crane & Machinery, Inc	n.a	—	n.a.	—
	Schaeff Lift Truck, Inc.	n.a	5	n.a	5
	SL Industries, Ltd.	234	483	643	617
	Liftmaster.	7	106	7	277

Total Purchases		$518	$978	$1,216	$1,495

Miscellaneous Transactions:
Professional services provided by Schaeff Lift Truck (Outsourced staffing)		$—	$25	$—	$53
Professional services provided by LiftMaster, Inc. (Outsourced staffing)		$—	$38	$—	$45

1	The Company leases its 188,000 sq. ft. Georgetown, Texas manufacturing facility from an entity owned by one of the Company’s former significant shareholders. Pursuant to the terms of the lease, the Company makes monthly lease payment of $69. The Company is also responsible for all the associated operating expenses including, insurance, property taxes and repairs. Under the lease, which expires April 30, 2018, monthly rent is adjusted annually by the lesser of the increase in the Consumer Price Index or 2%.
2	The Company leases its 85,000 sq. ft. Woodbridge facility from an entity owned by a stockholder of the Company and relative of Manitex Liftking ULC’s, president and CEO. Pursuant to the terms of the lease, the Company makes monthly lease payments of $33. The Company is also responsible for all the associated operations expenses, including insurance, property taxes, and repairs. The lease will expire on November 29, 2009.
3	The Company leased 11,750 sq. ft of office and warehouse space in GT Distribution’s Chicago facility for approximately $4 per month. The lease will expire on May 31, 2010. The Company assumed the lease for the entire Bridgeview (Chicago) facility, when the Company acquired the assets of Crane and Schaeff.

19. Income Taxes

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. The 2009 annual effective tax rate is estimated to be approximately 27.0% (excluding the impact of the discrete items discussed below) based upon the Company’s anticipated earnings both in the U.S. and in foreign jurisdictions.

For the three months ended June 30, 2009, the Company recorded an income tax benefit of $151 which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes offset by discrete items primarily related to the quarterly FIN 48 adjustment and the partial reversal of a valuation allowance related to the Texas Temporary Margin Tax Credit which the Company has determined it will now realize on a more-likely-than-not basis. For the three months ended June 30, 2008, the Company recorded an income tax provision of $82 which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes.

For the six months ended June 30, 2009, the Company recorded an income tax benefit of $141 which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes offset by discrete items primarily related to the quarterly FIN 48 adjustment and the partial reversal of a valuation allowance related to the Texas Temporary Margin Tax Credit which the Company has determined it will now realize on a more-likely-than-not basis. For the six months ended June 30, 2008, the recorded the Company recorded an income tax benefit of $395 which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes offset by a discrete item related to the recognition of a deferred tax asset for the Texas Temporary Margin Tax Credit as a result of the resolution of an income tax examination.

The Company’s total unrecognized benefits as of June 30, 2009 were approximately $167, which if recognized would affect the Company’s effective tax rate. As of June 30, 2009, the Company accrued immaterial amounts for the potential payment of interest and penalties.

20. Restructuring

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

In response to the impact of economic conditions and longer sales cycles, it was determined that swift management action was necessary to ensure that operating activity was balanced with current demand levels. Since the end of the third quarter 2008, we have implemented across the board cost reduction activities. The specific actions taken to achieve these cost reductions comprise headcount reductions of salaried and hourly employees, virtual elimination of overtime, suspension of additional hires and merit increases, reduction in executive and salaried pay, bonus and benefits and the introduction of shortened workweeks. These actions, although difficult, are required to enable the Company to adjust to current conditions and position it to respond quickly when the market recovers.

During the three and six months ended June 30, 2009, management determined that additional reductions in staff were needed. Restructuring expense (severance payments) related to these further staff reductions were $22 and $153 for the three and six months ended June 30, 2009.

21. Subsequent Events

Amendments to credit agreements

On July 9, 2009, the Company and it bank executed amendments to credit agreements that extended the maturities on its revolving credit facility, its Canadian credit facility and its term loan from April 1, 2010 to April 1, 2012. The amendments also increase the interest rates. The amendment related to our revolving credit facility modifies covenants and certain definitions used to calculate the borrowing bases. Additionally, under the agreements, bank fees totaled $121. See note 14 and our 8-K filed with Security Exchange Commission on July 10, 2009 for additional details.

Badger Equipment Company Acquisition

Stock Purchase Agreement

On July 10, 2009, Manitex International, Inc. (the “Company”) completed the acquisition of the capital stock of Badger Equipment Company, a Minnesota corporation, (“Badger”) pursuant to a Stock Purchase Agreement (the “Purchase Agreement”) with Avis Industrial Corporation, an Indiana corporation (“Avis” or the “Seller”). The Seller owned all of the outstanding shares of capital stock of Badger prior to the completion of the transaction. The aggregate consideration (the “Consideration”) paid in connection with the acquisition was $3,030 million. The Consideration paid consisted of 300,000 shares of the Company Common Stock with a value of approximately $240 a Non-Negotiable Subordinated Promissory Note for $2,750 and cash of $40. At the time of the acquisition, Badger had no indebtedness. Badger’s liabilities consisted of ordinary course payables and accrued liabilities.

Promissory Note

Under the Promissory Note (also dated July 10, 2009), the Company is obligated to make annual principal payments to Avis of $550 commencing on July 10, 2010 and on each year thereafter through July 10, 2014. The maturity date of the Term Note is July 10, 2014. Accrued interest under the promissory Note will be payable quarterly commencing on October 1, 2009. The unpaid principal balance of the Term Note will bear interest at 6% per annum (the “Note Rate”). The Promissory Note is secured by the collateral granted to Avis under the terms of the Security Agreement described below.

Security Agreement

Under the Security Agreement (also dated July 10, 2009) (“Security Agreement”), the Company grants a security interest in the Capital Stock of Badger (“Collateral”) to Avis. The Collateral secures the performance and payment of the Promissory Note dated July 10, 2009 in the amount of $2,750. Under the terms of the Security Agreement, upon default all the indebtedness becomes due and payable. The secured party, upon default, will also have all the rights and remedies of a secured party under I.C. 26-1-9-501 et seq of the State of Indiana. The Security Agreement contains customary events of default, including (1) the Company’s failure to pay principal and interest when due, (2) events of bankruptcy, or (3) the failure to honor or perform any of the terms or conditions of the Security Agreement.

Lease Agreement

In connection with the Badger acquisition, the Company entered into a lease agreement (“Lease”) with Avis dated July 10, 2009. Under the terms of the Lease , the Company will lease the Badger facility located at 217 Patneaude Drive, Winona, MN (the “Facility”) for five years at annual rent of $300 which is payable in twelve monthly installments. The Company has an option to purchase the facility for $500 at the end of the lease by giving notice to Landlord of its intent to purchase the Facility. The Landlord must receive such notice at least three months prior to end of the Lease term

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

(1)	substantial deterioration in economic conditions, especially in the United States and Europe;

(2)	our customers’ diminished liquidity and credit availability;

(3)	difficulties in implementing new systems, integrating acquired businesses, managing anticipated growth, and responding to technological change;

(4)	our ability to negotiate extensions of our credit agreements and to obtain additional debt or equity financing when needed.

(5)	the cyclical nature of the markets we operate in;

(6)	increases in interest rates;

(7)	government spending; fluctuations in the construction industry, and capital expenditures in the oil and gas industry;

(8)	the performance of our competitors;

(9)	shortages in supplies and raw materials or the increase in costs of materials;

(10)	our level of indebtedness and our ability to meet financial covenants required by our debt agreements;

(11)	product liability claims, intellectual property claims, and other liabilities;

(12)	the volatility of our stock price;

(13)	future sales of our common stock;

(14)	the willingness of our stockholders and directors to approve mergers, acquisitions, and other business transactions;

(15)	currency transactions (foreign exchange) risks and the risks related to forward currency contracts;

(16)	certain provisions of the Michigan Business Corporation Act and the Company’s Articles of Incorporation, as amended, Amended and Restated Bylaws, and the Company’s Preferred Stock Purchase Rights may discourage or prevent a change in control of the Company; and

(17)	NASDAQ may cease to list our Common Stock.

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

OVERVIEW

The Company is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries. Through its Manitex subsidiary, the Company markets a comprehensive line of boom trucks and sign cranes. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including, roads, bridges and commercial construction. Through its Manitex Liftking subsidiary and its Schaeff Lift Truck division, the Company also sells a complete line of rough terrain forklifts, a line of stand-up electric forklifts, cushioned tired forklifts with lifting capacities from 18 thousand to 40 thousand pounds, and special mission oriented vehicles, as well as other specialized carriers, heavy material handling transporters and steel mill equipment. Manitex Liftking’s rough terrain forklifts are used in both commercial and military applications. Specialty mission oriented vehicles and specialized carriers are designed and built to meet the Company’s unique customer needs and requirements. The Company’s specialized lifting equipment has met the particular needs of customers in various industries that include the utility, ship building and steel mill industries. The foregoing operations comprise the Company’s Lifting Equipment segment.

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

At June 30, 2009, two customers each individually accounted for 10% of the Company’s accounts receivable. As of December 31, 2008 four customers accounted for 20%, 12%, 10% and 10%, respectively of Company accounts receivables.

For the three and six months ended June 30, 2009, no customer accounted for 10 % or more of total Company revenues. For the three and six months ended June 30, 2008 one customer accounted for 12% of total Company revenues. The Company did not have a single supplier who exceeded 10% of the total Company purchases for the three and six months ended June 30, 2009. One supplier accounted for 11% of total purchases for three and six months ended June 30, 2008

Discontinued Operations

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

Summary of Recent Acquisitions

On October 6, 2008, the Company completed the acquisition of substantially all of the domestic assets of Schaeff Lift Truck Inc. (“Schaeff”) and Crane & Machinery, Inc. (“Crane”) pursuant to an asset purchase agreement with Schaeff, Crane, and their parent company, GT Distribution (“GT”). The Company did not acquire Schaeff’s Bulgarian subsidiary SL Industries in this transaction. Mr. Langevin, the Company’s Chairman and Chief Executive Officer owned 38.8% of the membership interests of GT. Due to the related-party aspects of this transaction, the asset purchase agreement and the transactions contemplated thereby were approved by a committee of the Company’s independent directors (the “Special Committee”) and the Audit Committee of the Company’s Board of Directors. The Special Committee also received a fairness opinion from an independent financial advisory firm that the consideration to be paid by the Company for the assets of Schaeff and GT was fair to the shareholders of the Company from a financial point of view. In January 2009, Mr. Langevin assigned his ownership interest in GT to Bob Litchev, a Senior Vice President of Manitex International, Inc. Located in Bridgeview, Illinois, Crane is a distributor of Terex rough terrain and truck cranes and Manitex boom trucks and sign cranes and is being treated as a separate reporting segment entitled “Equipment Distribution.” The Equipment Distribution segment has a long-standing dealer relationship with Terex Corporation and is the authorized Terex rough terrain and truck crane dealer for Cook County, Illinois. Truck cranes differ from boom trucks in that they are built on a specialized chassis and, though road-worthy, are neither licensed or titled but instead are considered a piece of construction equipment. Rough terrain cranes are designed to operate on unpaved, unfinished construction sites and must be delivered by a freight hauler.

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

Current Economic Conditions

Beginning in September of 2008, the United States and world financial markets came under unprecedented stress. The immediate impact was a dramatic decrease in liquidity and credit availability throughout the world. An incredibly rapid and significant deterioration in economic conditions, especially in the United States and Europe followed. These events had an immediate significant adverse impact on the Company, including a very dramatic curtailment of new orders, requests to delay deliveries and, in some cases to cancel existing orders.

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

As a result of the aforementioned actions, the Company remained profitable even though revenues for three months ended March 31, 2009 were 40% below revenues for the three months ended March 31, 2008. The sales decline that occurred during the three months ended June 30, 2009 was even more severe with sales declining approximately 55% from the corresponding quarter in the prior year. As a result, the Company had a modest loss for the three months ended June 30, 2009.

Currently, the commercial markets that we serve continue to be severely depressed. The actions of the United States and other world governments to stimulate the world economy have been unprecedented. The United States stimulus package includes very significant appropriations for improving the country’s infrastructure, which could be a significant benefit to the Company. The ultimate success of governmental actions and the resulting benefits that the Company may see, however, remain unknown. Presently, it is not possible to predict when a recovery in the markets we serve will take place.

The Company has, however, recently received several large orders for specialized forklifts for U.S. and international armed forces and an international agency. The recent orders, including a three year contract, total approximately $12.6 million. The Company expects to ship approximately $6.0 million related to these orders during the fourth quarter 2009. It is expected that these sales will be a strong contributor to our fourth quarter financial results.

RESULTS OF OPERATIONS

The following discussion considers:

•	Net (loss) income for the three and six month periods ended June 30, 2009 and 2008.

•	Results of the continuing operations for the three and month periods ended June 30, 2009 and 2008.

•	Results of the discontinued operations for the three and six month period ended June 30, 2008.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Net (loss) income for the three month periods ended June 30, 2009 and 2008

For the three months ended June 30, 2009, the Company had a net loss of $(0.1) million. The net income of $0.9 million reported for the three month period ended June 30, 2008 consisted of net income from continuing operations of $0.7 million and income from discontinued operations of $0.2 million, predominately a gain on the sale of discontinued operation.

Results of the continuing operations for the three month periods ended June 30, 2009 and 2008

For the three months ended June 30, 2009, the net loss from continuing operations was $(0.1) million, which consisted of revenue of $11.8 million, cost of sales of $9.4 million, research and development costs of $0.1 million, SG&A costs excluding corporate expenses of $1.8 million, corporate SG&A expenses of $0.5 million, interest expense of $0.4 million, a foreign currency transaction gain of $0.1 million and an income tax benefit of $0.2 million

For the three months ended June 30, 2008, net income from continuing operations was $0.7 million, which consists of revenue of $26.5 million, cost of sales of $22.0 million, research and development costs of $0.2 million, SG&A costs excluding corporate expenses of $2.2 million, corporate SG&A expenses of $0.8 million, net interest expense of $0.5 million and income tax of $0.1 million.

Net Revenues and Gross Profit – For the three months ended June 30, 2009, net revenues and gross profit were $11.8 million and $2.5 million, respectively. Gross profit as a percent of revenues was 20.9% for the three months ended June 30, 2009. For the three months ended June 30, 2008 net revenues and gross profit were $26.5 million and $4.5 million, respectively. Gross profit as a percent of sales was 16.8% for the three months ended June 30, 2008.

Net revenues decreased $14.6 million to $11.8 million for the three months ended June 30, 2009 from $26.5 million for the comparable period in 2008. Without the Schaeff and Crane acquisitions revenues would have decreased $15.8 million, as Schaeff and Crane had revenues of $0.3 million and $0.9 million for the three months ended June 30, 2009, respectively. The decrease in revenues is attributed to the unprecedented stress in the world financial markets and the significant deterioration in economic conditions, especially in the United States and Europe that followed. The Company has experienced significant decreases in revenues across all product lines. The overall decrease in revenues is overwhelmingly due to a decrease in unit sales of the Company’s heavy equipment products. Part sales (which traditionally accounts for approximately 18% of total revenues) have been adversely impacted but not nearly to the same extent.

Our gross profit as percent of net revenues increased by 4.1% to 20.9% for the three months ended June 30, 2009 from 16.8% for the three months ended June 30, 2008. Compared to the prior year the margins for crane products improved modestly. This improvement is attributed to restructuring activities that occurred during the fourth quarter 2008 and the first quarter 2009. Gross margin as a percent of revenue for our forklift/specialized carrier products showed a significant improvement. The improvement in forklift/specialized carrier margin percent is due to the impact of restructuring activities that occurred during the second half of 2008 and during the first quarter 2009, a weakening of the Canadian dollar, and a favorable product mix (the result of increased military business) . The acquisition of Schaeff and Crane also had a favorable impact as these two divisions had a higher gross margin percent. Crane and Schaeff margins were high as part sales accounted for a very significant portion of their second quarter’s revenue. Part sales across all product lines have higher margins.

Selling, general and administrative expense – Selling, general and administrative expense for the three months ended June 30, 2009 was $2.3 million compared to $3.0 million for the comparable period in 2008. Selling, general and administrative expense for the three months ended June 30, 2009 are comprised of corporate expense of $0.5 million and $1.8 million related to operating companies. Selling, general and administrative expense for the three months ended June 30, 2008 were comprised of corporate expense of $0.8 million and $2.2.million related to operating companies.

Selling, general and administrative expense, excluding corporate expenses, decreased $0.4 million to $1.8 million for the three months ended June 30, 2009 from $2.2 million for the comparable three month period in 2008. Selling, general and administrative expenses for the three months ended June 30, 2009 also includes approximately $0.5 million related to the Crane and Schaeff acquisition. Without the Crane and Schaeff acquisition selling, general and administrative expense would have been $0.9 million below the prior year. The decrease in selling, general and administrative expense is attributed to headcount reductions of salaried and hourly employees, virtual elimination of overtime, suspension of additional hires and merit increases, reduction in salaried pay, bonus and benefits and the introduction of shortened workweeks.

Corporate expenses decreased $0.3 million to $0.5 million for the three months ended June 30, 2009 from the $0.8 million for the comparable 2008 three month period. The decrease is principally due to a temporary decrease in executive base salaries, suspension of bonuses and reduction in certain benefits.

Operating income – Operating income from continuing operations of $0.03 million for the three months ended June 30, 2009 was equivalent to 0.3% of net revenues compared to an operating income of $1.2 million for the three months ended June 30, 2008 or 4.6% of net revenues. The decrease in operating income and operating income as a percent of revenue is due to the very significant decrease in revenues, which was partially offset by a higher gross margin percent and significant reductions in selling, general and administrative expenses.

Interest expense – Interest expense was $0.4 million and $0.5 million for the three months ended June 30, 2009 and 2008, respectively. The decrease in interest is due to lower interest rates. The Company benefits from lower interest rates as a significant portion of our debt is indexed to the prime rate. The prime rate decreased from 5.00% at June 30, 2008 to 3.25% at June 30, 2009

Foreign currency transaction gains – The Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds. In accordance with FAS No. 52, the Company records at the balance sheet date the forward currency exchange contracts at their market value with any associated gain or loss being recorded in current earnings as a currency gain or loss.

For the three months ended June 30, 2009, the Company had a foreign currency transaction gain of $0.1 million. Foreign currency gains and losses for the three months ended June 30, 2008 were insignificant.

Income tax (benefit) – Income tax benefit for the three months ended June 30, 2009 was $0.2 million compared to a tax provision $0.1 million for the three months ended June 30, 2008. The 2009 effective tax rate differs from the federal statutory rate due to the current utilization of prior year losses for which no benefit was previously received and discrete items related to the quarterly FIN 48 adjustment and a partial reversal of the valuation allowance related to the Texas Temporary Margin Tax Credit.

Net (loss) income from continuing operations – The net loss from continuing operations for the three months ended June 30, 2009 was ($0.1) million. This compares with a net income from continuing operations for the three months ended June 30, 2008 of $0.7 million. The Company recorded a loss for three months ended June 30, 2009 compared to a profit for the comparable period in 2008 for the reasons described above.

Discontinued operations of the Testing and Assembly Equipment segment for the three month periods ended June 30, 2008

For the three months ended June 30, 2008, discontinued operations reported net income of $0.2 million, as the Company had a gain on the sale of discontinued operations of $0.2 million. This gain was a result of reversing a reserve for contracts terminations as it was determined not to be needed.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net (loss) income for the six month periods ended June 30, 2009 and 2008

For the six months ended June 30, 2009, the Company had a net loss of $(0.1) million. The net income of $1.6 million reported for the six month period ended June 30, 2008 consisted of net income from continuing operations of $1.2 million and income from discontinued operations of $0.4 million.

Results of the continuing operations for the six month periods ended June 30, 2009 and 2008

For the six months ended June 30, 2009, the net loss from continuing operations was $(0.1) million, which consisted of revenue of $25.9 million, cost of sales of $20.4 million, research and development costs of $0.2 million, SG&A costs excluding corporate expenses of $3.6 million, corporate SG&A expenses of $1.0 million, restructuring expenses of $0.2 million, interest expense of $0.8 million, a foreign currency transaction gain of $0.1 million and an income tax benefit of $0.1 million

For the six months ended June 30, 2008, net income from continuing operations was $1.2 million, which consists of revenue of 50.0 million, cost of sales of $41.3 million, research and development costs of $0.5 million, SG&A costs excluding corporate expenses of $4.8 million, corporate SG&A expenses of $1.7 million, net interest expense of $1.0 million and an income tax benefit of $0.4 million.

Net Revenues and Gross Profit – For the six months ended June 30, 2009, net revenues and gross profit were $25.9 million and $5.5 million, respectively. Gross profit as a percent of revenues was 21.3% for the six months ended June 30, 2009. For the six months ended June 30, 2008, net revenues and gross profit were $50.0 million and $8.7 million, respectively. Gross profit as a percent of sales was 17.4% for the six months ended June 30, 2008.

Net revenues decreased $24.1 million to $25.9 million for the six months ended June 30, 2009 from $50.0 million for the comparable period in 2008. Without the Schaeff and Crane acquisitions revenues would have decreased $27.1 million, as Schaeff and Crane had revenues of $1.3 million and $1.8 million for the six months ended June 30, 2009, respectively. The decrease in revenues is attributed to the unprecedented stress in the world financial markets and the significant deterioration in economic conditions, especially in the United States and Europe that followed. The Company has experienced significant decreases in revenues across all product lines. The overall decrease in revenues is overwhelmingly due to a decrease in unit sales of the Company’s heavy equipment products. Part sales (which traditionally accounts for approximately 18% of total revenues) have been adversely impacted but not nearly to the same extent.

Our gross profit as percent of net revenues increased by 3.9% to 21.3% for the six months ended June 30, 2009 from 17.4% for the six months ended June 30, 2008. Compared to the prior year the margins for crane products showed a modest improvement. This improvement is attributed to restructuring activities that occurred during the fourth quarter 2008 and the first quarter 2009. Gross margin as a percent of revenue for our forklift/specialized carrier products showed a significant improvement. The improvement in forklift/specialized carrier margin percent is due to restructuring activities that occurred during the second half of 2008 and during the first quarter 2009 to a weakening of the Canadian dollar, and a favorable product mix (the result of increased military business) .

The acquisition of Schaeff and Crane also had a favorable impact as these two divisions had a higher gross margin percent. Crane and Schaeff margins were high as part sales accounted for a very significant portion of their six month revenue. Part sales across all product lines have higher margins.

Selling, general and administrative expense – Selling, general and administrative expense for the six months ended June 30, 2009 was $4.6 million compared to $6.5 million for the comparable period in 2008. Selling, general and administrative expense for the six months ended June 30, 2009 are comprised of corporate expense of $1.0 million and $3.6 million related to operating companies. Selling, general and administrative expense for the six months ended June 30, 2008 were comprised of corporate expense of $1.7 million and $4.8 million related to operating companies.

Selling, general and administrative expense, excluding corporate expenses, decreased $1.2 million to $3.6 million for the six months ended June 30, 2009 from $4.8 million for the comparable six month period in 2008. Selling, general and administrative expenses for the six months ended June 30, 2009 also includes approximately $1.1 million related to the Crane and Schaeff acquisition. Without the Crane and Schaeff acquisition selling, general and administrative expense would have been $2.3 million below the prior year. The decrease in selling, general and administrative expense is attributed to headcount reductions of salaried and hourly employees, virtual elimination of overtime, suspension of additional hires and merit increases, reduction in salaried pay, bonus and benefits and the introduction of shortened workweeks. Selling expense for 2008 also included costs of approximately $0.3 million related to our participation in the Con Expo trade show in March 2008. The Con Expo show, which is held every three years, was held in Las Vegas from March 11 to March 15, 2008. This show is an international gathering place for the construction industries.

Corporate expenses decreased $0.7 million to $1.0 million for the six months ended June 30, 2009 from the $1.7 million for the comparable 2008 six month period. Approximately $0.4 million of the decrease is due to a temporary decrease in executive base salaries, suspension of bonuses and reduction in certain benefits. The remaining decrease is principally due to a decrease in legal, consulting and recruiter fees. Consulting fees decreased as the prior year included $0.1 million paid to an outside consultant engaged to assist the Company in meeting its Sarbanes-Oxley obligations before a Director of Internal Audit was hired. A fee was paid to a recruiter in 2008, who was engaged to recruit a Director of Internal Audit. No recruiting fees have been incurred in 2009.

Operating income – Operating income from continuing operations of $0.5 million for the six months ended June 30, 2009 was equivalent to 2.0% of net revenues compared to an operating income of $1.8 million for the six months ended June 30, 2008 or 3.6% of net revenues. The decrease in operating income and operating income as a percent of revenue is due to the very significant decrease in revenues, which was partially offset by a higher gross margin percent and significant reductions in selling, general and administrative expenses.

Interest expense – Interest expense was $.0.8 million and $1.0 million for the six months ended June 30, 2009 and 2008, respectively. The decrease in interest is due to lower interest rates. The Company benefits from lower interest rates as a significant portion of our debt is indexed to the prime rate. The prime rate decreased from 5.00% at June 30, 2008 to 3.25% at June 30, 2009

Foreign currency transaction gains – The Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds. In accordance with FAS No. 52, the Company records at the balance sheet date the forward currency exchange contracts at their market value with any associated gain or loss being recorded in current earnings as a currency gain or loss.

For the six months ended June 30, 2009, the Company had a foreign currency transaction gain of $0.1 million. Foreign currency gains and losses for the six months ended June 30, 2008 were insignificant.

Income tax (benefit) – The income tax benefit for the six months ended June 30, 2009 was $0.1 million compared to an income tax benefit of $0.4 million for the six months ended June 30, 2008. The 2009 effective tax rate differs from the federal statutory rate as a result of discrete items related to the quarterly FIN 48 adjustment and a partial reversal of the valuation allowance related to the Texas Temporary Margin Tax Credit. The 2008 effective tax rate differs from the federal statutory tax rate due to the utilization of prior year losses for which no benefit was previously received and a tax benefit related to the recognition of a deferred tax asset for the Texas Temporary Margin Tax Credit as a result of the resolution of an income tax examination.

Net (loss) income from continuing operations – The net loss from continuing operations for the six months ended June 30, 2009 was $(0.1) million. This compares with a net income from continuing operations for the six months ended June 30, 2008 of $1.2 million. The Company recorded a loss for six months ended June 30, 2009 compared to a profit for the comparable period in 2008 for the reasons described above.

Discontinued operations of the Testing and Assembly Equipment segment for the six month period ended June 30, 2008

For the six months ended June 30, 2008, discontinued operations reported net income of $0.2 million Discontinued operations had income for the six months ended June 30, 2008 resulting from the reversal of a $0.1 million warranty reserve as it was determined that it was not needed and a $0.1 million payment received related to the settlement of a contract dispute.

For the three months ended June 30, 2008, the Company reported a gain on the sale of discontinued operations of $0.2 million. This gain was result of reversing a reserve for contracts terminations as it was determined not to be needed.

Segment information

Lifting Equipment Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008 (1)	2009	2008 (1)
Net revenues	$10,964	$26,460	$24,138	$50,007
Operating income	523	1,994	1,598	3,482
Operating margin	4.8%	7.5%	6.6%	7.0%

(1)	Financial results, for the Schaeff acquisition are included from the date of acquisition which is October 6, 2008.

Net Revenues

Net revenues decreased $15.5 million to $11.0 million for the three months ended June 30, 2009 from $26.5 million for the comparable period in 2008. Without the Schaeff acquisition revenues would have decreased $15.8 million, as Schaeff had revenues of $0.3 million for the three months ended June 30, 2009. The decrease in revenues is attributed to the unprecedented stress in the world financial markets and the significant deterioration in economic conditions, especially in the United States and Europe that followed. The Company has experienced significant decreases in revenues across all product lines. The overall decrease in revenues is overwhelmingly due to a decrease in unit sales of the Company’s heavy equipment products. Part sales (which traditionally accounts for approximately 18% of total revenues) have been adversely impacted but not nearly to the same extent.

Net revenues decreased $25.9 million to $24.1 million for the six months ended June 30, 2009 from $50.0 million for the comparable period in 2008. Without the Schaeff acquisition revenues would have decreased $27.2 million, as Schaeff had revenues of $1.3 million for the six months ended June 30, 2009. The decrease in revenues is attributed to the unprecedented stress in the world financial markets and the significant deterioration in economic conditions, especially in the United States and Europe that followed. The Company has experienced significant decreases in revenues across all product lines. The overall decrease in revenues is overwhelmingly due to a decrease in unit sales of the Company’s heavy equipment products. Part sales (which traditionally accounts for approximately 18% of total revenues) have been adversely impacted but not nearly to the same extent.

Operating Income and Operating Margins

Operating income of $0.5 million for the three months ended June 30, 2009 was equivalent to 4.8% of net revenues compared to an operating income of $2.0 million for the three months ended June 30, 2008 or 7.5% of net revenues. The decrease in operating income and operating income as a percent of revenue is due to the very significant decrease in revenues, which was partially offset by a higher gross margin percent and reductions in selling, general and administrative expenses

Operating income of $1.6 million for the six months ended June 30, 2009 was equivalent to 6.6% of net revenues compared to an operating income of $3.5 million for the six months ended June 30, 2008 or 7.0 of net revenues. The decrease in operating income and operating income as a percent of revenue is due to the very significant decrease in revenues, which was partially offset by a higher gross margin percent and reductions in selling, general and administrative expenses

Equipment Distribution Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008(1)	2009	2008 (1)
Net revenues	$884	$—	$1,752	$—
Operating income	(21)	—	(96)	—
Operating margin	(2.4)%	—	(5.5)%	—

(1)	Financial results for acquisitions are included from the date of acquisition October 6, 2008 for the assets of Crane & Machinery, Inc.

On October 6, 2008, the Company acquired the assets of Crane, which is located in Bridgeview, Illinois. Crane is a distributor of Terex rough terrain and truck cranes and Manitex boom trucks and sign cranes and is being treated as a separate reporting segment entitled Equipment Distribution. The results for the Crane acquisition are included from the date of the acquisition as such there are no prior year comparatives.

Net revenues—The Equipment Distribution segment had net revenues of $0.9 million and $1.8 million, respectively for the three and six months ended June 30, 2009. Revenues for the Equipment Distribution segment for the three and six months ended June 30, 2009 are depressed because of the current economic state. Although part sales and service revenues have been adversely impacted, the impact on crane sales is even more severe.

Operating loss and Operating Margins— The segment had an operating loss of $(0.02) million and $(0.1) million, respectively for the three and six months ended June 30, 2009, which was equivalent to (2.4)% and (5.5)% of net revenues, respectively. The operating loss is attributed to depressed revenues.

Liquidity and Capital Resources

Cash and cash equivalents were $0.1 million at June 30, 2009 compared to $0.4 million at December 31, 2008.

On July 9, 2009, the Company and its bank executed agreements to extend the maturities of both its U.S and Canadian revolving credit facilities and its term loan. The maturities have been extended from April 1, 2010 to April 1, 2012. Additionally the agreement increases interest rates on the U.S. credit facility and U.S. dollar borrowing under the Canadian credit facility by 1.75%. Interest rates for Canadian borrowings under the Canadian facility and the term loan were increased by 1.5%. The amendment related to the U.S. credit facility also modified our borrowing base, as well as the Tangible Net Worth and Debt Service Ratio covenants, as defined in the agreements. See Note 15 in the Consolidated Financial Statements for additional details.

As of June 30, 2009, the Company had approximately $0.8 million available to borrow under its credit facility with Comerica Bank. The interest rate on this facility was equal to prime plus .25% (prime was 3.25% at June 30, 2009). The Company’s revolving credit agreement contains customary limitations, including limitations on acquisitions, dividends, repurchases of the Company’s stock and capital expenditures. It also requires the Company to have on the last date of the quarter a minimum “Tangible Effective Net Worth”, which is defined in the agreement as equity plus subordinated debt minus intangible assets and related party receivables and to maintain a minimum Debt Service Coverage ratio. See Note15 to our Consolidated Financial Statements for additional information on the terms and conditions of our credit facilities.

Additionally, the Company’s Manitex Liftking subsidiary has a credit facility which allows for borrowings of up to CDN $4.5 million as of June 30, 2009. At June 30, 2009, the Company had approximately US $0.8 million available to borrow under this Canadian facility. This facility bears interest at Canadian prime rate plus 1.5% (Canadian prime was 2.5% at June 30, 2009). The maximum amount outstanding is limited to the sum of (1) 80% of eligible receivables plus (2) the lesser of 30% of eligible work-in-process inventory or CDN $0.5 million plus (3) the lesser of 50% of eligible inventory less work-in-process inventory or CDN $3.0 million. The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets.

At June 30, 2009, the Company had a $1.5 million note payable to a bank. The note payable to the bank was assumed in connection with the QVM acquisition. The note has an interest rate of prime plus 1% until maturity. On the first day of each month, the Company is required to pay interest and to make a $0.05 million principal payment. The note is secured by substantially all the assets of the Company’s Manitex subsidiary.

In connection with the Company’s acquisition of Liftking Industries’, the Company issued a note payable to the seller for CDN $3.2 million, or approximately US $3.2 million. The note bears interest at the prime rate of interest charged by Comerica Bank for Canadian dollar loans plus 1%. The note requires quarterly principal payments of CDN $0.2 million plus interest commencing on April 1, 2008. The note payable is subject to a general security agreement which subordinates the seller’s security interest to the interest of the Company’s senior secured credit facility, but shall otherwise rank ahead of the seller’s other secured creditors. The note has a remaining unpaid balance as of June 30, 2009 of CDN $1.4 million or approximately US $1.2 million.

At June 30, 2009, the Company had a note payable to Terex Corporation for $1.8 million. The note which had an original principal amount of $2.0 million was issued in connection with the purchase of substantially all of the domestic assets of Crane & Machinery, Inc. and Schaeff Lift Truck, Inc. The Company is required to make annual principal payments to Terex of $0.25 million commencing on March 1, 2009 and on each year thereafter through March 1, 2016. So long as the Company’s common stock is listed for trading on NASDAQ or another national stock exchange, the Company may opt to pay up to $0.15 million of each annual principal payment in shares of the Company’s common stock having a market value of $0.15 million calculated as set forth in the note. Accrued interest under the note is payable quarterly commencing on January 1, 2009.

On June 30, 2009, the Company has a $1.7 million note payable to a finance company. Under the floorplan agreement the Company may borrow up to $2.0 million for equipment financing and the note is secured by all inventory financed by or leased from the lender and the proceeds therefrom. The terms and conditions of any loans, including interest rate, commencement date, and maturity date shall be determined by the lender upon its receipt of the Company’s request for an extension of credit. The rate, however, may be increased upon the lender giving five days written notice to the Company. Since the initial borrowing, the lender has agreed to several interest rate reductions. At June 30, 2009, the interest rate on the borrowing was reduced to 6%. For twelve months, the Company is only required to make interest payments, followed by 48 equal monthly payments of principal and interest. As of June 30, 2009, approximately $0.2 million of the note payable is classified as a short-term note. The loan may be repaid at anytime and is not subject to any prepayment penalty.

The Company has a twelve year lease which expires in April 2018 that provides for monthly lease payments of $0.07 million for its Georgetown, Texas facility. The lease has been classified as a capital lease under the provisions of FASB Statement No. 13. The capitalized lease obligation related to aforementioned lease as of June 30, 2009 is $4.3 million.

At June 30, 2009, the Company has two notes payable to a bank with a total remaining principal balance of $0.3 million. The notes have fixed interest rates of 4.35% and 4.25%. The first note requires monthly payments of $8 thousand and will be paid in full by August 2009. The second note requires monthly interest payments of $50 thousand and will be paid off by October 2009. The proceeds from the notes were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest in such insurance policies and has the right upon default to cancel these policies and receive any unearned premiums.

On July 10, 2009, Manitex International, Inc. completed the acquisition of the capital stock of Badger Equipment Company. In connection with the acquisition, the Company issued a promissory note for $2.8 million. Under the Promissory Note (also dated July 10, 2009), the Company is obligated to make annual principal payments to Avis of $0.55 million commencing on July 10, 2010 and on each year thereafter through July 10, 2014. The maturity date of the Term Note is July 10, 2014. Accrued interest under the promissory Note will be payable quarterly commencing on October 1, 2009. The unpaid principal balance of the Term Note will bear interest at 6% per annum. The Promissory Note is secured by the collateral granted to Avis under the terms of the Security Agreement described below. See Note 21 to the Consolidated Financial Statements for additional information.

The Company needs cash to meet its working capital needs as the business grows, to acquire capital equipment, and to fund acquisitions and debt repayment. We intend to use cash flows from operations and existing availability under the current revolving credit facilities to fund anticipated levels of operations for approximately the next 12 months. As our availability under our credit lines in limited, it is important that we manage our working capital. We believe that over the second half of the year cash will be generated through a reduction of inventory. We will likely need to raise additional capital through debt or equity financings to support our growth strategy, which may include additional acquisitions. There is no assurance that such financing will be available or, if available, on acceptable terms.

2009

Operating activities generated cash of $2.8 million for the six months ended June 30, 2009 comprised of net loss of $0.1 million, non-cash items that totaled $1.1 million and changes in assets and liabilities, which generated $1.7 million. The principal non-cash items are depreciation and amortization of $1.1 million. A decrease in accounts receivable of $8.9 million was offset by increases in inventory of $0.4 million, an increase in prepaid expenses of $0.4 million and a decrease in accounts payable, accruals and other current liabilities of $5.2 million, $1.1 million and $0.2 million, respectively

The decrease in accounts receivable and accounts payable is due to the decrease in revenues and purchases. The increase in prepaid expenses is primarily related to an increase in the prepaid insurance balance. The prepaid balance has increased as payments were made in January 2009 for insurance policies that renewed on December 30, 2008. The decrease in accrued expense is due to a lower balance in reserves for several items, including vacation, warranty and commissions. The decreases are attributed to lower revenues and reductions in the workforce. The decrease in other current liabilities is due to a decrease in customer deposits. The decrease in the aforementioned accruals were partially offset by a $0.2 million increase in the reserve for the liability on forward exchange contracts.

Cash flows related to investing activities were immaterial for the six months ended June 30, 2009.

Financing activities consumed $2.9 million in cash for the six months ended June 30, 2009. A decrease in borrowings under the Company’s credit facilities, note payments, and capital lease payments consumed $2.9 million, $1.0 million and $0.1 million of cash, respectively. The reduction in borrowing under the credit facilities and note payments was offset by $1.1 million in new borrowings. During the six months ended June 30, 2009, note payments of $0.3 million, $0.3 million $0.1 million and $0.3 million were made on the Liftking Industries note, notes to finance insurance premiums, the Terex note and the term loan. During the six months ended June 30, 2009, the Company borrowed $0.5 million to finance insurance premiums and $0.4 million under the floorplan financing agreement to finance the purchase of a crane. Additionally, the Company increased borrowing on its Canadian credit facility by $0.2 million.

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

The increase in accounts receivable is due to the fact that sales for the quarter ended June 28, 2008 were skewed toward the last month of the quarter and because days outstanding has increased by approximately four days. The increase in inventory is related to increases of $2.0 million, $0.8 million and $0.7 million for raw materials, work in process and finished goods, respectively. Certain raw materials have long lead times. Raw material inventory increased as delivery dates on certain customer orders were delayed and materials for these orders were already in house or on order. The raw material inventory on hand on June 30, 2008 also increased as a result of supplier price increases. In addition, the Company was building a specialized carrier with a long lead time. As a result, work in process increased. This specialized carrier was expected to be shipped in the third quarter of 2008. Although the Company builds nearly all of its cranes against firm customer orders, it has and continues to build a few lower capacity cranes for stock. Traditionally these cranes have sold from inventory shortly after they were completed. The period to sell stock cranes has lengthened and as a result the Company had a few stock crane units in finished goods inventory.

The decrease in accrued expenses was related to a decrease in accrued bonuses and accrued product liability. Certain bonuses accrued at December 31, 2007 were paid during the first quarter. The decrease in accrued product liability is principally the result of making settlement payments against amounts which were also accrued at December 31, 2007. The increase in accounts payable was due to both an increase in inventory purchases and an increase in accounts payable days outstanding.

Cash flows related to investing activities consumed $0.2 million for the six months ended June 30, 2008. Capital expenditures of $0.3 million were offset by proceeds on the sale of fixed assets of $0.1 million. During the six months ended June 30, 2008, the Company purchased and installed consolidation software which cost $0.1 million. In addition, a number of fixed assets, none of which were individually significant, were purchased.

Financing activities generated $1.6 million in cash for the six months ended June 30, 2008. An increase of $2.3 million in borrowings under the Company’s credit facilities was a source of cash. The increased borrowings were offset by note payments and a reduction of capital lease obligations that totaled $0.7 million.

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

Related Party Transactions

For a description of the Company’s related party transactions, please see Note 18 to the Company’s consolidated financial statements entitled “Transactions between the Company and Related Parties.”

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

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Accordingly, the Company adopted FSP FAS 157-4 prospectively in the second quarter of 2009. The adoption of this standard did not have a material effect on the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). This statement requires balance sheet recognition of the over funded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Non-Shareowners’ Changes in Equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. On January 1, 2007, the Company adopted SFAS No. 158, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. On January 1, 2008, the Company adopted the measurement date provisions. The adoption of the Statement did not have a material impact on its financial position, results of operations or cash flows.

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

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions in this FSP. Early application of this FSP is prohibited. On January 1, 2009, the Company adopted EITF 03-6-1. The adoption of EITF 03-6-1 did not have a material impact on our Consolidated Financial Statements.

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

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company adopted this FSP for its quarter ending June 30, 2009. The adoption of this FSP did not have an impact on its results of operations, financial position and cash flows

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company adopted this FSP for its quarter ending June 30, 2009. The adoption of this FSP did not have an impact on its results of operations, financial position and cash flows

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). This standard requires the Company to make a disclosure of the date through which subsequent events were evaluated in interim and annual periods but does not change the accounting for subsequent events. Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. Under SFAS 165, as under current practice, an entity must recognize the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date. The effects of subsequent events that provide evidence about conditions that did not exist at the balance sheet date are not recognized, but may require disclosure. The Company has adopted the statement for the quarter ended June 30, 2009 and has evaluated all subsequent events through August 13, 2009, the date of issuance of the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”). The new standard eliminates the concept of a “qualifying special-purpose entity,” clarifies when a transferor of financial assets has surrendered control over the transferred financial assets, defines specific conditions for reporting a transfer of a portion of a financial asset as a sale, requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale, and requires enhanced disclosures to provide financial statement users with greater transparency about a transferor’s continuing involvement with transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact, if any, that SFAS 166 will have on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends FASB Interpretation No. 46(R). The new standard eliminates the concept of a “qualifying special-purpose entity”, replaces the quantitative approach for determining which enterprise has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has a controlling financial interest through the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. Additionally, SFAS 167 requires enhanced disclosures that will provide users of financial statements with more information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact, if any, that SFAS 167 will have on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the single source of authoritative generally accepted accounting principles. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. The issuance of this statement does not change generally accepted accounting principles; it will however, change the applicable citations and naming conventions used when referencing generally accepted accounting principles. SFAS 168 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

None.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

Not applicable

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A—Risk Factors

The Company’s risk factors can be found in the Company’s most recent Annual Report on Form 10-K filed with the SEC. No material changes in such risk factors have occurred

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 4—Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on May 28, 2009. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for and against, as well the number of abstentions and broker non-votes as to each matter.

(a) Our shareholders elected the following persons as directors with votes for, votes against and abstentions listed below for each nominee:

Director Nominee	Votes For	Votes Against/withheld	Abstain
Robert S. Gigliotti	9,434,930	—	223,414
David J. Langevin	9,422,459	—	235,885
Terrence P. McKenna	9,434,930	—	223,414
Marvin B. Rosenberg	9,422,459	—	235,885
Steven J. Tober	9,434,930	—	223,414

(b) Our shareholders ratified the appointment of UHY, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009, with votes for, votes against, abstentions, and broker non-votes listed below:

For	Against	Abstain	Broker Non-Votes
9,621,125	23,745	13,471	—

(c) Our shareholders approved the issuance of certain shares of Common Stock of the Company as partial payment of the Company’s term note, dated October 6, 2009, with votes for, votes against, abstentions, and broker non-votes listed below:

For	Against	Abstain	Broker Non-Votes
7,484,772	1,701,653	55,480	—

(d) Our shareholders approved the Second Amendment and Restatement of the Company’s 2004 Equity Incentive Plan and related performance goals, with votes for, votes against, abstentions, and broker non-votes listed below:

For	Against	Abstain	Broker Non-Votes
6,222,034	73,659	12,435	3,350,216

Item 5—Other Information

Not applicable.

Item 6—Exhibits

See the Exhibit Index set forth below for a list of exhibits included with this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Exhibit No.
10.1	Employment Agreement, dated June 16, 2009, between Manitex International, Inc. and David J. Langevin. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 17, 2009)

10.2	Employment Agreement, dated June 16, 2009, between Manitex International, Inc. and Andrew M. Rooke. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 17, 2009)

10.3	Employment Agreement, dated June 16, 2009, between Manitex International, Inc. and David H. Gransee. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 17, 2009)

Exhibit Number	Exhibit Description	Exhibit No.
10.4	Amendment No. 4 to Second Amended and Restated Credit Agreement and Amendment to Revolving Credit Note, dated July 9, 2009, by and between Manitex International, Inc., Manitex, Inc., and Comerica Bank, as amended. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 10, 2009)

10.5	Master Revolving Note in the principal amount of $20.5 million, dated July 9, 2009, by and between Manitex, Inc. and Comerica Bank. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 10, 2009)

10.6	Amendment No. 4, effective as of July 9, 2009, to the Master Revolving Note dated December 29, 2006, as amended, between Manitex Liftking, ULC and Comerica Bank. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 10, 2009)

10.7	Master Revolving Note in principal amount of $4.5 million, dated July 9, 2009, by and between Manitex LiftKing, ULC and Comerica Bank. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 10, 2009)

10.8	Assignment and Assumption agreement between Comerica Bank, Quantum Value Management LLC, Manitex International, Inc. and Manitex, Inc. date July 9, 2009. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on July 10, 2009)

10.9	Installment Note in principal amount of $1,483,299, dated July 9, 2009, by and between Manitex International, Inc., Manitex, Inc. and Comerica Bank. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on July 10, 2009)

10.10	Stock Purchase Agreement, dated July 10, 2009, by Manitex International, Inc. and Avis Industrial Corporation. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 16, 2009)

10.11	Promissory Note in principal amount of $2,750,000, dated July 10, 2008, payable by Manitex International, Inc. to Avis Industrial Corporation. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 16, 2009)

10.12	Security Agreement dated July 10, 2009, between Manitex International, Inc. and Avis Industrial Corporation. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 16, 2009)

10.13	Lease Agreement, dated July 10, 2010, by and between Manitex International, Inc., Badger Equipment Company and Avis Industrial. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on July 16, 2009)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 13, 2009	By:	/s/ David J. Langevin
David J. Langevin
Chairman and Chief Executive Officer (Principal Executive Officer)

August 13, 2009	By:	/s/ David H. Gransee
David H. Gransee
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)