Form 10-Q
period 2009-09-30
Manitex International, Inc.
filed 2009-11-13
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of the registrant’s common stock, no par value, outstanding as of November 13, 2009 was 11,136,132.

MANITEX INTERNATIONAL, INC.

FORM 10-Q INDEX

PART 1 – FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except for per share amounts)

	September 30, 2009	December 31, 2008
	Unaudited
ASSETS
Current assets
Cash	$90	$425
Trade receivables, (net of allowances of $82 and $118, at September 30, 2009 and December 31, 2008, respectively)	9,361	17,159
Other receivables	112	127
Inventory (net)	26,035	22,066
Deferred tax asset	817	582
Prepaid expense and other	577	326

Total current assets	36,992	40,685

Total fixed assets (net)	7,728	5,878

Intangible assets (net)	21,798	21,148
Deferred tax asset	4,596	4,065
Goodwill	14,452	14,452
Other long-term assets	94	—

Total assets	$85,660	$86,228

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable—short term	$2,229	$1,564
Current portion of capital lease obligations	508	277
Accounts payable	8,273	12,083
Accrued expenses	2,117	2,837
Other current liabilities	211	301

Total current liabilities	13,338	17,062

Long-term liabilities
Line of credit	15,925	16,995
Deferred tax liability	4,869	4,186
Notes payable	6,239	5,057
Capital lease obligations	5,393	4,168
Deferred gain on sale of building	3,264	3,549
Other long-term liabilities	170	197

Total long-term liabilities	35,860	34,152

Total liabilities	49,198	51,214

Commitments and contingencies

Shareholders’ equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at September 30, 2009, and December 31, 2008, respectively	—	—
Common Stock—no par value, Authorized, 20,000,000 shares authorized Issued and outstanding, 11,136,132 and 10,584,378 at September 30, 2009 and December 31, 2008, respectively	46,247	45,022
Warrants	1,788	1,788
Paid in capital	215	239
Accumulated deficit	(12,099)	(11,896)
Accumulated other comprehensive loss	311	(139)

Total shareholders’ equity	36,462	35,014

Total liabilities and shareholders’ equity	$85,660	$86,228

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	Unaudited	Unaudited	Unaudited	Unaudited
Net revenues	$15,063	$28,542	$40,953	$78,549
Cost of Sales	12,855	24,343	33,240	65,627

Gross profit	2,208	4,199	7,713	12,922
Operating expenses
Research and development costs	256	199	495	656
Selling, general and administrative expenses, including corporate expenses of $462 and $601 for the three months and $1,451 and $2,295 for the nine months ended September 30, 2009 and 2008, respectively	2,663	2,890	7,262	9,368
Restructuring expenses	27	236	180	236

Total operating expenses	2,946	3,325	7,937	10,260

Operating (loss) income from continuing operations	(738)	874	(224)	2,662
Other income (expense)
Gain on bargain purchase	900	—	900	—
Interest expense	(539)	(467)	(1,308)	(1,459)
Foreign currency transaction gains (losses)	16	(72)	72	(84)
Other income	2	—	4	52

Total other income (expense)	379	(539)	(332)	(1,491)

(Loss) income from continuing operations before income taxes	(359)	335	(556)	1,171
Income tax (benefit)	(212)	29	(353)	(367)

Net (loss) income from continuing operations	(147)	306	(203)	1,538
Discontinued operations
Income from operations of the discontinued Testing and Assembly Equipment segment, net of income taxes of $0 for the nine months ended September 30, 2008.	—	—	—	188
Gain on sale or closure of discontinued operations net of income tax, net of income taxes of $14 for nine months ended September 30, 2008	—	—	—	186

Net (loss) income	$(147)	$306	$(203)	$1,912

Basic
(Loss) earnings from continuing operations	$(0.01)	$0.03	$(0.02)	$0.16
Earnings from discontinued operations	$—	$—	$—	$0.02
Gain on sale or closure of discontinued operations net of income tax	$—	$—	$—	$0.02

Net (loss) earnings per share	$(0.01)	$0.03	$(0.02)	$0.19
Diluted
(Loss) earnings from continuing operations	$(0.01)	$0.03	$(0.02)	$0.15
Earnings from discontinued operations	$—	$—	$—	$0.02
Gain on sale or closure of discontinued operations net of income tax	$—	$—	$—	$0.02

Net (loss) earnings per share	$(0.01)	$0.03	$(0.02)	$0.19
Weighted average common share outstanding
Basic	11,106,784	10,064,939	10,893,396	9,909,234
Diluted	11,106,784	10,318,731	10,893,396	10,307,964

The accompanying notes are an integral part of these financial statements.

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2009	2008
	Unaudited	Unaudited
Cash flows from operating activities:
Net (loss) income	$(203)	$1,912
Adjustments to reconcile net (loss) income to cash provided by (used) for operating activities:
Depreciation and amortization	1,780	1,459
Gain on bargain purchase	(900)	—
Decrease in allowances for doubtful accounts	(33)	(22)
Gain on disposal of fixed assets		(42)
Deferred income taxes	(338)	(511)
Inventory reserves	54	(6)
Stock based deferred compensation	75	206
Reserve for uncertain tax positions	(27)	75
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	9,051	(2,863)
(Increase) decrease in inventory	(903)	(5,543)
(Increase) decrease in prepaid expenses	(230)	(40)
(Increase) decrease in other assets	(94)	—
Increase (decrease) in accounts payable	(4,615)	4,184
Increase (decrease) in accrued expense	(1,109)	(1,478)
Increase (decrease) in other current liabilities	(105)	201
Discontinued operations—cash used for operating activities	—	(93)

Net cash provided by (used) for operating activities	2,403	(2,561)

Cash flows from investing activities:
Purchase of property and equipment	(123)	(386)
Acquisition of business, net of cash	(39)	—
Proceeds from sale of equipment	10	55

Net cash used for investing activities	(152)	(331)

Cash flows from financing activities:
Borrowing on revolving credit facility	989	4,009
Payment on revolving credit facility	(2,440)	—
Note payments (1)	(1,493)	(1,354)
New borrowing	915	—
New capital leases	51	—
Payment on capital lease obligations	(251)	(217)

Net cash (used) for provided by financing activities	(2,229)	2,438

Effect of exchange rate change on cash	(357)	92
Net increase in cash and cash equivalents	22	(454)
Cash and cash equivalents at the beginning of the year	425	569

Cash and cash equivalents at end of period	$90	$207

(1)	On March 1, 2009, the Company issued 147,059 shares of its common stock to Terex Corporation, in lieu of $150 of the principal payment on the Term Note that was due on March 1, 2009. This transaction is a non-cash transaction. Accordingly, the cash flow statement excludes the impact of this transaction.
(2)	On July 10, 2009, the Company acquired Badger Equipment Company. Except for $39 net cash consideration, the remaining consideration in the Badger acquisition is none cash consideration. Accordingly, the cash flow statement excludes the impact of the transaction, except for the $39 of net cash consideration paid. See Note 5.

The accompanying notes are an integral part of these financial statements.

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

On July 10, 2009, Manitex International, Inc. completed the acquisition of the capital stock of Badger Equipment Company, a Minnesota corporation, (“Badger”) pursuant to a Stock Purchase Agreement (the “Purchase Agreement”) with Avis Industrial Corporation, an Indiana corporation (“Avis”). Badger produces specialized rough terrain cranes and material handling products, including a newly introduced 30-ton model, the first in a new line of specialized high quality rough terrain cranes. Badger primarily serves the needs of the construction, municipality, and railroad industries.

The results for acquired companies have been included in the Company’s financial results from their respective dates of acquisition, October 6, 2008 for Crane and Schaeff and July 10, 2009 for Badger.

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

2. Basis of Presentation

The accompanying consolidated financial statements, included herein, have been prepared by the Company without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed) necessary for a fair presentation of the Company’s financial position as of September 30, 2009, and results of its operations and cash flows for the periods presented. The consolidated balances as of December 31, 2008 were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the year.

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

Comprehensive Income

“Reporting Comprehensive Income” requires reporting and displaying comprehensive income and its components. Comprehensive income includes, in addition to net earnings, other items that are reported as direct adjustments to stockholder’s equity. Currently, the comprehensive income adjustment required for the Company has two components. First is a foreign currency translation adjustment, the result of consolidating its foreign subsidiary. The second component is a derivative instrument fair market value adjustment (net of income taxes) related to forward currency contracts designated as a cash flow hedge. See Note 4 for additional details. Comprehensive income is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net (loss) earnings from continuing operations	$(147)	$306	$(203)	$1,538

Other comprehensive income (loss)
Foreign currency translation adjustments	276	(269)	411	(435)
Derivative instrument fair market value adjustment—net of income taxes	172	—	39	—

Total other comprehensive income (loss)	448	(269)	450	(435)

Comprehensive income from continuing operations	$301	$37	$247	$1,103

Subsequent Events

The Company has performed a review of events subsequent to the balance sheet through November 13, 2009, the date the financial statements were issued.

3. Financial Instruments - Forward Currency Exchange Contracts

As discussed in Note 10, the company adopted ASC 820-10 (Formerly FAS157) “Fair Value Measurements” effective January 1, 2008. The following tables sets forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 by level within the fair value hierarchy. As required by ASC 820-10 financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is summary of items that the Company measures at fair value:

	Fair Value at September 30, 2009
	Level 1	Level 2	Level 3	Total
Asset
Forward currency exchange contracts	$45	$—	$—	$45
Liabilities:
Badger acquisition note	$—	$—	$2,440	$2,440

Total long-term liabilities at fair value	$—	$—	$2,440	$2,440

	Fair Value at December 31, 2008
	Level 1	Level 2	Level 3	Total
Liabilities:
Forward currency exchange contracts	$230	$—	$—	$230

Total current liabilities at fair value	$230	$—	$—	$230

The carrying value of the company’s other financial assets and liabilities, including cash, accounts receivable, and accounts payable, approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding.

Fair Value Measurements

ASC 820-10 classifies the inputs used to measure fair value into the following hierarchy:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 -	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3 -	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity)

Fair value of the forward currency contracts are determined on the last day of each reporting period using quoted prices in active markets, which are supplied to the Company by the foreign currency trading operation of its bank. Under ASC 820-10, items valued based on quoted prices in active markets are Level 1 items.

The fair value of the promissory note was calculated to be equal to the present value of the future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of interest of 11% was determined to be the appropriate rate following an assessment of the risk inherent in the debt issue and the market rate for debt of this nature using corporate credit ratings criteria adjusted for the lack of public markets for this debt.

We elected a partial deferral under the provisions of ASC 820-10 (Formerly FSP-157-2) related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing assets retirement. On January 1, 2009, the company adopted the provisions that were deferred by ASC 820-10.

4. Derivatives Financial Instruments

On January 1, 2009, we adopted provisions of ASC 815-10 (Formerly SFAS No. 161) which requires enhanced disclosures regarding an entity’s derivative and hedging activities as provided below. See further details in Note 10, “New Accounting Pronouncements.

The Company’s risk management objective is to minimize using the most efficient and effective methods to eliminate, reduce or transfer the risks which are associated with fluctuation of exchange rates between the Canadian and U.S. dollar. When the Company’s Canadian subsidiary receives a significant new U.S. dollar order, management will evaluate different options that may be available to mitigate future currency exchange risks. The decision to hedge future sales is not automatic and is decided case by case. The Company will only use hedge instruments to hedge firm existing sales orders and not estimated exposure, when management determines that exchange risks exceeds desired risk tolerance levels.

The Company enters into forward currency exchange contracts in relationship such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. The forward currency exchange contracts that the Company has to offset existing assets and liabilities denominated in other than the reporting units’ functional currency have been determined not to be considered a hedge under ASC 815-10. The Company records at the balance sheet date the forward currency exchange contracts at its market value with any associated gain or loss being recorded in current earnings. Both realized and unrealized gains and losses related to forward currency contracts are included in current earnings and are reflected in the Statement of Operations in the other income expense section on the line titled foreign currency transaction losses. Items denominated in other than a reporting units functional currency includes U.S. denominated accounts receivables and accounts payable held by our Canadian subsidiary. Additionally, there is a note payable for CDN $1,200 issued in connection with the Liftking acquisition. The US dollar liability for this note is adjusted each month based on the month end exchange rate, currency gains and losses are included in income each month.

Beginning in the second quarter 2009, the Company entered into forward currency contracts to hedge certain future U.S. dollar sales of its Canadian Subsidiary. The decision, to hedge future sales is not automatic and is decided case by case. The forward currency contracts to hedge future sales are designated as cash flow hedges under ASC 815-10 (Formerly FAS No. 133).

As required, forward currency contracts are recognized as an asset or liability at fair value on the Company’s Consolidated Balance Sheet. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (date of sale). Gains or losses on cash flow hedges when recognized into income are included in net revenues. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The Company expects minimal ineffectiveness as the Company has hedged only firm sales orders and has not hedged estimated exposures. In the next twelve months the company estimates $36 of pre-tax unrealized gains related to forward currency contract hedges to be reclassified from other comprehensive income into earnings.

At September 30, 2009, the Company had entered into a series of forward currency exchange contracts. The contracts obligate the Company to purchase approximately CDN $5,078 in total. The contracts which are in various amounts mature between October 5, 2009 and December 31, 2010. Under the contract, the Company will purchase Canadian dollars at exchange rates between .9114 and .9587. The Canadian to US dollar exchange rates was .9340 at September 30, 2009. The unrealized currency exchange asset is reported under prepaid expense and other if it is an asset or under accrued expenses if it is a liability on the balance sheet at September 30, 2009. As of September 30, 2009, the Company had the following forward currency contracts:

Nature of Derivative	Amount		Type
Forward currency contract	CDN$	2,189	Not designated as hedge instrument
Forward currency contract	CDN$	2,889	Cash flow hedge

The following table provides the location and fair value amounts of derivative instruments that are reported in the Consolidated Balance Sheet as of September 30, 2009:

Total derivatives NOT designated as a hedge instrument

Asset Derivatives	Balance Sheet Location	Fair Value
Foreign currency Exchange Contract	Prepaid expense and other	$29

Liabilities Derivatives
Foreign currency Exchange Contract	Accrued expense	$(39)

Total derivatives designated as a hedge instrument

Asset Derivatives	Balance Sheet Location	Fair Value
Foreign currency Exchange Contract	Prepaid expense and other	$55

The following tables provide the effect of derivative instruments on the Consolidated Statement of Operations for the three and nine months ended September 30, 2009 and 2008:

Derivatives Not designated as Hedge Instrument	Location of gain or (loss) recognized in Income Statement	Gain or (loss)
		Three months ended September 30,		Nine-months ended September 30,
		2009	2008	2009	2008
Forward currency contracts	Foreign currency transaction gains (losses)	$155	$(106)	$210	$(229)

Derivatives designated as Hedge Instrument	Location of gain or (loss) recognized in Income Statement	Gain or (loss)
		Three months ended September 30,		Nine months ended September 30,
		2009	2008	2009	2008
Forward currency contracts	Net revenue	$10	—	$(66)	—

The Counterparty to currency exchange forward contracts is a major financial institution with credit ratings of investment grade or better and no collateral is required. Management continues to monitor counterparty risk and believes the risk of incurring losses on derivative contracts related to credit risk is unlikely.

5. Acquisitions

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

The total cost of the Crane and Schaeff acquisition is as follows:

Acquisition costs:
Promissory note issued to Terex	$2,000
Manitex International, Inc. Common Stock (269,377 @ $3.22)	867
Cash to pay off Crane’s line of credit	751
Direct transactions fees and expenses	112
Cash received	(46)

Total price paid	3,684
Less: non-cash items:
Note	(2,000)
Common Stock	(867)

Net consideration paid	$817

The purchase price has been preliminarily allocated based on management’s estimates as follows (in thousands):

	Crane	Schaeff	Total
Purchase price allocation:
Trade receivables (net)	$335	$150	$485
Other receivables	29	—	29
Inventories	719	1,293	2,012
Prepaid expenses	71	23	94
Fixed assets	40	189	229
Trade name & trademarks	300	—	300
Customer relationships	1,340	—	1,340
Goodwill	275	—	275
Trade payables	(386)	(428)	(814)
Accrued expenses	(134)	(76)	(210)
Customer deposits	(31)	—	(31)
Capital lease obligations	(25)	—	(25)

	$2,533	$1,151	$3,684

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

The following unaudited pro forma information assumes the acquisitions of Schaeff and Crane occurred on January 1, 2008. The unaudited pro forma results have been prepared for informational purposes only and do not purport to represent the results of operations that would have been had the acquisition occurred as of the date indicated, nor of future results of operations. The unaudited pro forma results for the three and nine months ended September 30, 2008 are as follows (in thousands, except per share data)

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Net revenues	$31,311	$87,629
Net income from continuing operations	$243	$1,278
Income per share from continuing operations:
Basic	$0.02	$0.13
Diluted	$0.02	$0.12

Pro Forma Adjustment Note

Pro Forma adjustments were made to give effect to the amortization of the intangibles recorded as a result of the acquisition, which would have resulted in $33 and $100 of additional amortization expense for the three and nine months ended September 30, 2008. Additionally, Pro Forma adjustments were made to give effect to the interest on the note payable to Terex Corporation in connection with the acquisition which would have resulted in $25 and $75 interest expense for the three and nine months ended September 30, 2008. Tax expense was also decreased representing a partial offset to the two aforementioned pro Forma adjustments by $7 and $21 for the three and nine months ended September 30, 2008. Finally, basic and diluted shares were increased by 269,375 to take into accounts shares issued as part of the acquisition consideration.

Badger Equipment Company

On July 10, 2009, Manitex International, Inc. completed the acquisition of 100% of the capital stock of Badger Equipment Company, a Minnesota corporation, (“Badger”) pursuant to a Stock Purchase Agreement (the “Purchase Agreement”) with Avis Industrial Corporation, an Indiana corporation (“Avis”). Badger produces specialized rough terrain cranes and material handling products, including a newly introduced 30-ton model, the first in new line of specialized high quality rough terrain cranes. Badger primarily serves the needs of the construction, municipality, and railroad industries. The Company acquired Badger primarily to obtain the recently developed new 30 ton Rough Terrain crane together with Badger’s long standing crane legacy and niche customer relationships. These provide significant additional markets for the Company and are also strategically aligned with its existing lifting equipment segment.

During the assessment of the Badger acquisition it became apparent that the transaction may result in a bargain purchase. Our initial view was that a favorable price had been negotiated due to there being no open market sale process due to the long standing relationship with Avis since 2000. In addition, Avis did not use any outside advisors for the transaction and needed to focus on its core (mainly automotive) businesses that were under significant pressure in the current economy. Our assessment and valuation of the acquisition utilized professional independent valuation advisors and tax advisors. A physical inventory count of the inventory and fixed assets was conducted. As required by accounting standard, FASB ASC 805-30-30, a reassessment was conducted to ensure that assets and liabilities were completely identified and fairly valued which included a decision to have an independent appraisal of the real estate and a further review of the fair value of consideration given including the stock in Manitex International Inc and the interest bearing promissory note.

The fair value of the purchase consideration was $5,112 as follows:

Fair Value
Cash	$40
300,000 shares of Manitex International Inc stock	976
Interest-bearing promissory note	2,440
Capital lease obligation	1,656

Total purchase consideration	5,112
Less: none cash items and cash received;
Manitex International, Inc. common stock	(976)
Promissory note	(2,440)
Capital lease	(1,656)
Cash received in the acquisition	(1)

Net cash consideration paid	$39

Purchase Price allocation
Cash	$1
Inventory	2,301
Machinery & equipment	698
Land & buildings	1,700
Accounts receivable	604
Deferred taxes	345
Prepaid expenses	10
Trade names & trademarks	600
Unpatented technology	810
In-process research and development	100
Dealer relationships	440
Accounts payable	(560)
Accrued expenses	(354)
Deferred tax liability	(683)
Gain on bargain purchase	(900)

Net assets acquired	$5,112

Manitex International Inc. stock - The fair value of the stock consideration was established using the guideline public company method to establish an enterprise value for the Company at the transaction date, which resulted in a per share value of $3.25 or an aggregate value of $976 for the three hundred thousand shares. While the NASDAQ closing price was considered in our valuation of fair value, the market price of our stock is only one indicator. It has been our opinion that it is simply not a reliable indicator of the value for the Company, either now or in the past. Our conclusion is based on the fact that trading volume on our stock is very limited, the Company does not provide guidance nor is there is any significant analyst coverage. Furthermore, very modest sized trades can impact the stock price significantly because our trading volume is so low.

Interest-bearing Promissory Note - Under the terms of the Purchase Agreement, the Company promises to pay Avis the principal sum of $2,750 at an interest rate of 6.0% per annum from the date of the Transaction through July 10, 2014. The Promissory Note requires the Company to make interest only payments commencing on October 1, 2009 and continuing on the first day of each subsequent quarter thereafter. Furthermore principal payments will be paid annually, in the amount of $550 commencing on July 10, 2010 and continuing on each subsequent July 10th for the following four years. The Agreement also states that the Promissory Note is secured by all of the outstanding shares of capital stock of Badger. The fair value of the promissory note was calculated to be equal to the present value of the future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of interest of 11% was determined to be the appropriate rate following an assessment of the risk inherent in the debt issue and the market rate for debt of this nature using corporate credit ratings criteria adjusted for the lack of public markets for this Note. The calculated fair value was $2,440.

Capital Lease obligation - The Company entered into a five year lease for the Badger premises which expires in April 2018 that provides for annual rent of $0.3 million payable in twelve equal monthly installments. The lease has been classified as a capital lease under the provisions of ASC 840-10. The Company has an option to purchase the facility for $500 at the end of the lease by giving notice to Landlord of its intent to purchase the Facility. The fair value of this obligation was calculated by discounting the payments required under the lease by a discount factor of 6.125%, a rate that is considered to be the market rate for similar mortgage type transactions. The calculated fair value was $1,656.

Under the acquisition method of accounting, the total acquisition consideration is allocated to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition as shown below.

Cash and other tangible assets and liabilities: The tangible assets and liabilities were valued at their respective carrying values by Badger, except for certain adjustments necessary to state such amounts at their estimated fair values at the acquisition date.

Intangible assets: There are three fundamental methods applied to value intangible assets outlined in FASB ASC 820. These methods include the Cost Approach, the Market Approach, and the Income Approach. Each of these valuation approaches was considered in our estimation of value.

Trade names and trademarks and Unpatented Technology: Valued using the Relief from Royalty method, a form of both the Market Approach and the Income Approach. Because the Company has established trade names and trademarks and has developed unpatented technology, we estimated the benefit of ownership as the relief from the royalty expense that would need to be incurred in absence of ownership.

In-process research and technology and dealer relationships: Because there is a specific earnings stream that can be associated exclusively with the in-process research and development and with the dealer relationships, we determined the discounted cash flow method was the most appropriate methodology for valuation.

Gain on bargain purchase: In accordance with ASC 805, any excess of fair value of acquired net assets over the acquisition consideration results in a bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired and liabilities assumed have been properly valued. The Company, together with its advisors, underwent such a reassessment, and as a result, has recorded a gain on bargain purchase of $900. In accordance with acquisition method of accounting, any resulting gain on bargain purchase must be recognized in earnings on the acquisition date. The gain on bargain purchase is disclosed in the Company consolidated statement of operations for the three and nine month periods ending September 30 2009 within “Other Income”. The Company believes that the gain on bargain purchase resulted from the negotiation of a favorable price for Badger due to there being no open market sale process due to the long standing relationship with Avis since 2000, Avis not using any outside advisors for the transaction and the fact that Avis needed to focus on its core (mainly automotive) businesses that were under significant pressure in the current economy.

Acquisition transaction costs: The majority of acquisition transaction costs were the responsibility of the seller, Avis Industrial Corp, who paid for legal costs. Due diligence and other legal activities were performed by internal Company employees. Costs for valuation and tax services amounted to $17 and are recorded in selling, general and administration expense for the quarter ended September 30, 2009.

The results of the acquired Badger operations have been included in our consolidated statement of operations since July 10, 2009, the acquisition date. The results of Badger also form part of the segment disclosures for the Lifting Equipment segment.

The following unaudited pro forma information assumes the acquisition of Badger occurred on January 1, 2008. The unaudited pro forma results have been prepared for informational purposes only and do not purport to represent the results of operations that would have been had the acquisition occurred as of the date indicated, nor of future results of operations. The unaudited pro forma results for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues	$15,094	$31,625	$43,177	$86,262
Net income from continuing operations	$(1,383)	$406	$(1,938)	$2,654
Income (loss) per share from continuing operations:
Basic	$(0.12)	$0.04	$(0.17)	$0.26
Diluted	$(0.12)	$0.04	$(0.17)	$0.25

The results for the three and nine months ended September 30, 2009, includes results for Badger from the acquisition date, July 10, 2009. For the period from July 10, 2009 to September 30, 2009 Badger had revenues of $541 and pretax income of $535 including a $900 gain on a bargain purchase. It is not practical to furnish net income, as the provision for income taxes is computed on a consolidated basis.

Pro Forma Adjustment Note

Pro Forma adjustments were made to give effect to the amortization of the intangibles recorded as a result of the acquisition, which would have resulted in $35 and $101 for three and nine months ended September 30, 2008 and $66 for the nine months ended September 30, 2009 of additional amortization expense. Pro Forma adjustments were made to give effect to the interest that would have been paid on the acquisition note , which would have resulted in $68 and $203 for three and nine months ended September 30, 2008 and $(3) and $108 for three and nine months ended September 30, 2009 of additional interest expense. Pro Forma adjustments were made to account for the changes in depreciation expense based on the value of fixed as determined in the purchase price allocation. The effect was to increase depreciation expense by $20 and $68 for the three and nine months ended September 30, 2008 and $42 for the nine months ended September 30, 2009. Pro Forma adjustments were made to give effect to the interest that would have been paid on the capital lease associated with the land and building, which would have resulted in $41 and $124 for three and nine months ended September 30, 2008 and $79 for nine months ended September 30, 2009 of additional interest expense. Pro Forma adjustments were made to eliminate interest on debt that Badger had which was not assumed in transaction, which had the effect of reducing interest expense by $17 and $77 for the three and nine months ended September 30, 2008 and $16 for nine months ended September 30, 2009.

Reported results for the three and nine months ended September 30, 2009 include a gain on a bargain purchase of $900 and income tax benefit of $337. The income benefit resulted from a decrease in a deferred tax valuation reserve against deferred tax asset. The valuation reserve was reduced as the deferred tax liabilities established as a result of acquisitions offset the deferred tax asset and permitted us to reduce the valuation reserve. Pro Forma adjustments were made to reflect the $900 gain and $337 tax benefit in the nine months ended September 30, 2008 and to remove the $900 gain and $300 tax benefit from the three and nine months ended September 30, 2009.

The company has not provided incremental federal or state tax expense (benefit) in connection with the pro forma results as the company has a full valuation allowance on its deferred tax assets.

Finally, basic and diluted shares were increased to take into accounts shares issued as part of the acquisition consideration. Basic and diluted shares were increase by 300,000 for the three and nine months ended September 30, 2008. Basic and diluted shares were increase by 29,348 and 209,783 for the three and nine months ended September 30, 2009.

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

As of December 31, 2008, the former Testing and Assembly Equipment segment no longer had any assets or liabilities.

The following table sets forth the detail of the net income from discontinued operations for the three and nine months ended September 30, 2008:

	For the three months September 30, 2008	For the nine months September 30, 2008
Revenues from discontinued operations	$—	$—
Income from discontinued operations before income taxes	—	199
Income tax	—	11

Net income from discontinued operations	$—	$188

Gain on sale of discontinued operations net of income tax of $14, for the nine months ended September 30, 2008	$—	$186

7. Net Earnings per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of warrants, restricted stock units and non-controlling minority interest. Details of the calculations are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net ( Loss) Income per common share basic and diluted

(Loss) earnings from continuing operations	$(147)	$306	$(203)	$1,538
Earnings from discontinued operations	—	—	—	188
Gain on sale of discontinued operations net of income tax	—	—	—	186

Net (loss) income	$(147)	$306	$(203)	$1,912

(Loss) Earnings per share
Basic
(Loss) earnings from continuing operations	$(0.01)	$0.03	$(0.02)	$0.16
Earnings from discontinued operations	—	—	—	0.02
Gain on sale of discontinued operations net of income tax	—	—	—	0.02

Net (loss) earnings per common share	$(0.01)	$0.03	$(0.02)	$0.19

Diluted
(Loss) earnings from continuing operations	$(0.01)	$0.03	$(0.02)	$0.15
Earnings from discontinued operations	—	—	—	0.02
Gain on sale of discontinued operations net of income tax	—	—	—	0.02

Net (loss) earnings per common share	$(0.01)	$0.03	$(0.02)	$0.19

Weighted average common share outstanding

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Basic	11,106,784	10,064,939	10,893,396	9,909,234

Diluted:
Basic	11,106,784	10,064,939	10,893,396	9,909,234
Dilutive effect of restricted stock units	—	26,892	—	19,924
Dilutive effect of warrants	—	4,270	—	95,563
Dilutive effect of exchangeable debt	—	—	—	31,700
Dilutive effects of non-controlling minority interest (See Note 9)	—	222,630	—	251,543

Diluted	11,106,784	10,318,731	10,893,396	10,307.964

Weighted average of diluted shares related to restricted stock of 24,473 and 13,564 for the three and nine months ended September 30, 2009 were excluded from diluted shares as additional shares are anti-dilutive when the Company has a loss from continuing operations.

8. Equity

Stock Warrants

The Company accounts for warrants issued to non-employees based on the fair value on date of issuance. Certain warrants will be exercisable on a cashless basis under certain circumstances, and are callable by the Company on a cashless basis under certain circumstances.

At September 30, 2009 and December 31, 2008 the Company had issued and outstanding warrants as follows:

Number of Warrants	Exercise Price	Expiration Date
450,000	$4.05	November 15, 2011	Private placement
204,000	$4.25	November 15, 2011	Private placement
192,500	$4.62	November 15, 2011	Placement Agent Fee
15,000	$7.08	June 15, 2011	Investor Relation Service
105,000	$7.18	September 11, 2012	Placement Agent Fee

During the nine months ended September 30, 2009 no warrants were exercised.

Stock Issuance

On July 10, 2009, the Company issued 300,000 shares of common stock in connection with the purchase of Badger Equipment Company.

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

The following table contains information regarding restricted stock units as of September 30, 2009:

2009
Outstanding on January 1,	160,689
Issued	—
Vested and issued	(104,695)
Forfeited	(2,339)

Outstanding on September 30,	53,655

The value of the restricted stock is being charged to compensation over the vesting period. Compensation expense includes expense related to restricted stock units of $23 and $60 for the three months and $74 and $179 for the nine months ended September 30, 2009 and 2008 respectively. Additional compensation expense related to restricted stock units will be $13, $32 and $1 for the remainder of 2009, 2010 and 2011, respectively.

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

10. New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounts Standards (SFAS) No. 157 Fair Value Measurements which was later codified under Accounting Standards Codification (“ASC”) 820-10, “Fair Value Measurements and Disclosures.” It defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. It also expands financial statement disclosures about fair value measurements. This guidance was effective for financial statements issued for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued further guidance which delays the effective date for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We have elected a partial deferral under the provisions related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The impact of partial adoption effective January 1, 2008 was not material to our consolidated financial statements. The remaining provisions were adopted on January 1, 2009. The adoption did not have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 a revision of business combinations guidance which was later codified under ASC 805, “Business Combinations.” The revised guidance retains the underlying concepts that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but changes the application of the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. In April 2009, the FASB issued further guidance which clarifies the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This requires that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. If the acquisition date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized based on guidance in ASC 450, “Contingencies,” which provides thresholds for recognition based on probability and the ability to reasonably estimate an amount or range of amounts. This guidance was effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, which, for the Company, was January 1, 2009. As discussed in Note 5 – “Acquisitions”, the adoption of this guidance affected the reporting of our acquisition of Badger Equipment.

In October 2008, the FASB issued FSP No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” which was later codified under ASC 820 to provide guidance on determining the fair value of financial instruments in inactive markets. The guidance became effective for the Company upon issuance, and had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the Financial Accounting Standards Board (FASB) issued FSP 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which was later codified under ASC 820. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with guidance. This guidance is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Adoption in the second quarter of 2009 did not have a material effect on the consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R) guidance related to noncontrolling interests later codified under ASC 810, “Consolidation.” This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which, for the Company, was January 1, 2009. This guidance requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement. It also amends certain consolidation procedures for consistency with the requirements of the revised business combination guidance discussed above. This guidance also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. Adoption of the noncontrolling interest guidance did not have a significant impact on the determination or reporting of our financial results.

In March 2008, the FASB issued SFAS No. 161 guidance related to disclosures about derivative instruments and hedging activities later codified under ASC 815, “Derivatives and Hedging.” This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, which, for the Company, was January 1, 2009. This guidance is intended to improve financial reporting by requiring transparency about the nature, purpose, location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Adoption of this guidance did not have a significant impact on the determination or reporting of our financial results.

In April 2008, the FASB issued FSP 142-3 guidance related to determining the useful lives of intangible assets later codified under ASC 350, “Intangibles – Goodwill and Other.” This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance was effective on a prospective basis to all intangible assets acquired and for disclosures on all intangible assets recognized on or after the beginning of the first annual period subsequent to December 15, 2008, which, for the Company, was January 1, 2009. We have evaluated the new guidance and has determined that it did not have a significant impact on the determination or reporting of our financial results.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” later codified under ASC 260. It provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions in this standard. On January 1, 2009, the Company adopted this standard. The adoption did not have a material impact on our Consolidated Financial Statements.

December 2008, the FASB issued EITF Issue No. 08-6, “Equity Method Investment Accounting Consideration,” later codified under ASC 320, effective for fiscal years beginning after December 15, 2008. It requires an equity method investor to account for its initial investment at cost and shall not separately test an investee’s underlying indefinite-lived intangible assets for impairment. It also requires an equity method investor to account for share issuance by an investee as if the investor had sold a proportionate share of its investment. The resulting gain or loss shall be recognized in earnings. On January 1, 2009, the Company adopted this standard. The adoption did not have a material impact on our Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” later codified under ASC 323. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This standard is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The company adopted this standard for its quarter ending June 30, 2009. The adoption did not have an impact on its results of operations, financial position and cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments” later codified under ASC 820. This standard amended SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This standard is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company adopted this standard for its quarter ending June 30, 2009. The adoption did not have an impact on its results of operations, financial position and cash flows.

In May 2009, the FASB issued SFAS No. 165 guidance related to subsequent events, which was later codified under ASC 855, “Subsequent Events.” This guidance was effective for interim or annual financial periods ending after June 15, 2009. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all readers of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of this guidance did not have a significant impact on the determination or reporting of our financial results for the quarter ended September 30, 2009 and has evaluated all subsequent events through November 13, 2009, the date of issuance of the Company’s financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 166”), later codified under ASC 860. This standard will require entities to provide more information about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. It also requires additional disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. This standard eliminates the concept of a qualifying special-purpose entity and changes the requirements for de-recognition of financial assets. This standard is effective for us in our interim and annual reporting periods beginning on and after January 1, 2010. Earlier application is prohibited. We are evaluating adoption of this standard, but do not expect that it will have a significant impact on the determination or reporting of our financial results.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities, later codified under ASC 810. It replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative and requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. This standard also requires additional disclosures about an enterprise’s involvement in variable interest entities. This standard is effective for us in our interim and annual reporting periods beginning on and after January 1, 2010. Earlier application is prohibited. We are currently evaluating the impact that adoption of this standard will have on the determination or reporting of our financial results.

In June 2009, the FASB issued guidance to establish the FASB Accounting Standards Codification™ (“Codification”), ASC 105. The Codification will be the single source of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative generally accepted accounting principles for SEC registrants. All existing accounting standards are superseded as described in the guidance. All other accounting literature not included in the Codification is nonauthoritative. This statement is effective for interim and annual periods ending after September 15, 2009. Adoption of this guidance did not have a significant impact on the determination or reporting of our financial results.

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value”, which provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, fair value is required to be measured using one or more valuation techniques. These valuations may use techniques such as the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, a present value technique or a technique based on the amount at the measurement date that would have to be paid to transfer the identical liability or would be received to enter into the identical liability. This update also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required, are Level 1 fair value measurements. The guidance provided in this update was effective for the Company on October 1, 2009. The Company is currently evaluating the impact that the adoption of this guidance will have on the determination or reporting of the Company’s financial results.

In October 2009, the FASB issued ASUs 2009-13 and 2009-14 for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. These new standards are effective for us beginning in the first quarter of fiscal year 2011, however early adoption is permitted. We do not expect these new standards to significantly impact our consolidated financial statements

11. Inventory

The components of inventory are as follows:

	September 30, 2009	December 31, 2008
Raw Materials and Purchased Parts,	$16,633	$15,254
Work in Process	2,620	1,173
Finished Goods	6,782	5,639

Inventories, net	$26,035	$22,066

12. Goodwill and Intangible Assets

	September 30, 2009	December 31, 2008	Useful lives
Patented and unpatented technology	$11,464	$10,609	10 -17 years
Amortization	(3,383)	(2,554)
Customer relationships	10,062	9,580	10-20 years
Amortization	(1,418)	(996)
Trade names and trademarks	5,568	4,957	25 years-indefinite
Amortization	(595)	(448)
In process research and development	100		Indefinite
Customer Backlog	468	460	< 1 year
Amortization	(468)	(460)

Intangible assets	21,798	21,148
Goodwill	14,452	14,452

Goodwill and other intangibles	$36,250	$35,600

Amortization expense for intangible assets was $483 and $418 for the three months and $1,380 and 1,254 for the nine months ended September 30, 2009 and 2008, respectively.

13. Accounts Payable and Accrued Expenses

	September 30, 2009	December 31, 2008
Account payable:
Trade	$8,154	$11,127
Bank overdraft	119	956

Total accounts payable	$8,273	$12,083

Accrued expenses:
Accrued payroll	$220	$153
Accrued employee Health	171	217
Accrued bonuses	161	426
Accrued vacation Expense	260	393
Accrued interest	104	109
Accrued commissions	155	185
Accrued expenses—Other	255	196
Accrued warranty	438	668
Accrued taxes	194	125
Accrued product Liability	120	135
Accrued liability on forward currency exchange contracts	39	230

Total accrued expenses	$2,117	$2,837

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

	Nine Months Ended
	September 30, 2009	September 30, 2008
Balance January 1,	$668	$950
Acquisition of a business	145	—
Accrual for warranties issued during the period	504	1,122
Warranty Services provided	(1,086)	(1,324)
Changes in estimate	193	(106)
Foreign currency translation	14	(10)

Balance September 30,	$438	$632

15. Line of Credit and Debt

Revolving Credit Facility

At September 30, 2009, the Company had drawn $12,422 under a revolving credit facility. The Company is eligible to borrow up to $20,500, with interest at prime rate (prime was 3.25% at September 30, 2009) plus 2%. The maximum amount of outstanding is limited to the sum of 85% of eligible receivables, the lesser of 60% of eligible inventory or $9,500. At September 30, 2009, the maximum the Company could borrow based on available collateral was capped at $14,227. The credit facility’s original maturity date was January 2, 2005. The maturity date was subsequently extended and the note is now due on April 1, 2012. The indebtedness is collateralized by substantially all of the Company’s assets. The facility contains customary limitations including, but not limited to, limitations on acquisitions, dividends, repurchase of the Company’s stock and capital expenditures. The agreement also requires the Company to have a minimum Tangible Effective Net Worth, as defined in the agreement and 1.1 to 1 Debt Service Ratio, as defined in the agreement.

Under the agreement , the inventory eligibility percent further decreases to 58%, 55%, 53%, and 50% on December 31, 2009, June 30, 2010, December 31, 2010 and June 30, 2011 and the Debt Service ratio, as defined in the agreement increase to 1.25 to 1 on March 31, 2010.

Revolving Canadian Credit Facility

At September 30, 2009, the Company had drawn $3,503 (US) under a revolving credit agreement with a bank. The Company is eligible to borrow up to $4,500 (CDN). The maximum amount outstanding is limited to the sum of (1) 80% of eligible receivables plus (2) the lesser of 30% of eligible work-in-process inventory or CDN $500 plus (3) the lesser of 50% of eligible inventory less work-in-process inventory or CDN $3.0 million. At September 30, 2009, the maximum the Company could borrow based on available collateral was CDN $4,203 or US $3,945. The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets. The Company can borrow in either U.S. or Canadian dollars. For the purposes of determining availability under the credit line, borrowings in U.S. dollars are converted to Canadian dollars based on the most favorable spot exchange rate determined by the bank to be available to it at the relevant time. Any borrowings under the facility in Canadian dollars bear interest at the Canadian prime rate (the Canadian prime was 2.25% at September 30, 2009) plus 3%. Any borrowings under the facility in U.S. dollars bear interest at the U.S. prime rate (prime was 3.25% at September 30, 2009) plus 2%. The credit facility has a maturity date of April 1, 2012.

Note Payable Issued to Acquire Liftking Industries

In connection with the Liftking Industries’ acquisition, the Company has a note payable to the seller for $1,200 (CDN) or $1,121 (US). The note provides for interest at 1% over the prime rate of interest charged by Comerica Bank for Canadian dollar loans, calculated from the closing date and payable quarterly in arrears commencing April 1, 2007, and for principal payments of two hundred thousand dollars (CDN) quarterly commencing April 1, 2007, with the final installment of principal and interest thereon due April 1, 2011. The note payable is subject to a general security agreement which subordinates the seller’s security interest to the interest of the buyer’s senior secured credit facility, but shall otherwise rank ahead of the seller’s other secured creditors.

Note Payable—Bank

At September 30, 2009, the Company has a $1,383 note payable to a bank. The note payable to the bank was assumed in connection with the QVM acquisition. The note was due on September 10, 2006. The maturity date was subsequently extended and the note is now due on April 1, 2012. The note has an interest rate of prime plus 2.5 until maturity, whether by acceleration or otherwise, or until default, as defined in the agreement, and after that at a default rate of prime plus 5.5%. Until June 30, 2008 the Company was not required to make principal payments, but was required to make interest payments on the first day of each month. Commencing on July 1, 2008, the Company is also required to make monthly principal payments of $50 on the first day of each month. The bank has been granted security interest in substantially all the assets of the Company’s Manitex subsidiary.

Note Payable Issued to Acquire Badger Equipment Company

In connection with the Badger Equipment Company acquisition, the Company has a note payable to the seller for $2,750. The Company is obligated to make annual principal payments of $550 commencing on July 10, 2010 and on each year thereafter through July 10, 2014. The maturity date of the Term Note is July 10, 2014. Accrued interest under the promissory Note will be payable quarterly commencing on October 1, 2009. The unpaid principal balance of the Term Note will bear interest at 6% per annum. The holder of the note has been granted a security interest in the common stock of Badger Equipment Company, a subsidiary of the Company.

The note was recorded at its fair value on date of issuance at $2,440. The fair value of the promissory note was calculated to be equal to the present value of the future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of interest of 11% was determined to be the appropriate rate following an assessment of the risk inherent in the debt issue and the market rate for debt of this nature using corporate credit ratings criteria adjusted for the lack of public markets for this Note. The calculated fair value was $2,440. The difference between face amount of the note and its fair value is being amortized over the life of the note, and is being charged to interest expense.

Note Payable—Bank

At September 30, 2009, the Company has a $100 note payable to a bank. The note dated January 5, 2009 had an original principal amount of $495 and an annual interest rate of 4.25%. Under the terms of the note the company is required to make ten monthly payments of $50 commencing January 30, 2009. The proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums.

Note Payable—Terex

At September 30, 2009, the Company has a note payable to Terex Corporation for $1,750. The note which had an original principal amount of $2,000 was issued in connection with the purchase of substantially all of the domestic assets of Crane & Machinery, Inc. (“Crane”) and Schaeff Lift Truck, Inc., (“Schaeff”). During the purchase negotiations, the Company agreed to assist the sellers and GT Distribution LLC in restructuring certain debt owed to Terex Corporation (“Terex”). Accordingly, on October 6, 2008, the Company entered into a Restructuring Agreement with Terex and Crane pursuant to which the Company executed and delivered to Terex a promissory note in the amount of $2,000 that has an annual interest rate of 6%. Terex has been granted a lien on and security interest in all of the assets of the Company’s Crane & Machinery Division.

The Company is required to make annual principal payments to Terex of $250 commencing on March 1, 2009 and on each year thereafter through March 1, 2016. So long as the Company’s common stock is listed for trading on the NASDAQ or another national stock exchange, the Company may opt to pay up to $150 of each annual principal payment in shares of the Company’s common stock having a market value of $150. Accrued interest under the note is payable quarterly.

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

Note payable floorplan

On September 30, 2009, the Company has a $1,652 note payable to a finance company. Under the floorplan agreement the Company may borrow up to $2,000 for equipment financing and are secured by all inventory financed by or leased from the lender and the proceeds there from. The terms and conditions of any loans, including interest rate, commencement date, and maturity date shall be determined by the lender upon its receipt of the Company’s request for an extension of credit. The rate, however, may be increased upon the lender giving five days written notice to the Company. On December 30, 2008, the company borrowed $1,252 under the floorplan agreement with the loan bearing interest at a rate per annum equal to the prime rate of interest, as published in the Wall Street Journal, plus 6%. On January 12, 2009 the Company borrowed an additional $400 at a rate per annum equal to the prime rate of interest, as published in the Wall Street Journal, plus 5%. Since the initial borrowing, the lender has agreed to several interest rate reductions. At September 30, 2009, the interest rate on both borrowings was reduced to 6%. For twelve months, the Company is only required to make interest payments, followed by 48 equal monthly payments of principal and interest. The loan may be repaid at anytime and is not subject any prepayment penalty.

On November 5, 2009, the lender agreed verbally to extend the period where interest only payments are made from twelve months to nineteen months.

Capital Leases

The Company has a twelve year lease which expires in April 2018 that provides for monthly lease payments of $69 for its Georgetown, Texas facility. The lease has been classified as a capital lease under the provisions of ASC 840-10. The capitalized lease obligation related to aforementioned lease as of September 30, 2009 is $4,225.

The Company has a five year lease which expires in April 2018 that provides for annual rent of $0.3 million payable in twelve equal monthly installments. The lease has been classified as a capital lease under the provisions of ASC 840-10. The capitalized lease obligation related to aforementioned lease as of September 30, 2009 is $1,611. The Company has an option to purchase the facility for $500 at the end of the lease by giving notice to Landlord of its intent to purchase the Facility. The Landlord must receive such notice at least three months prior to end of the Lease term.

The Company has two additional small capital leases. The first is a 60 month truck lease which expires on September 8, 2011 that provides for monthly leases payments of $1. As of September 30, 2009, the capitalized lease obligation related to aforementioned lease is $15. The second is a 72 month lease for a forklift which expires on July 20, 2015 that provides for monthly leases payments of $1. As of September 30, 2009, the capitalized lease obligation related to aforementioned lease was $50.

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

During the quarter, our insurance carriers have denied coverage for two product liability claims. The Company believes the insurance companies’ basis for denial of coverage is improper. As such, the Company has engaged outside legal representation to challenge the insurance companies’ denial of coverage. Currently, the Company is engaged in a declaratory judgment action which contests the denial of coverage.

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

The following is financial information for our two operating segments, i.e., Lifting Equipment and Equipment Distribution

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues
Lifting Equipment	$13,986	$28,542	$38,124	$78,549
Equipment Distribution	1,077	—	2,829	—

Total	$15,063	$28,542	$40,953	$78,549
Operating income from continuing operations
Lifting Equipment	$(335)	$1,475	$1,264	$4,957
Equipment Distribution	59	—	(37)	—
Corporate expenses	(462)	(601)	(1,451)	(2,295)

Total operating (loss) income from continuing operations	$(738)	$874	$(224)	$2,662

The Lifting Equipment segment operating earnings includes amortization of $449 and $418 for the three months and $1,279 and $1,254 for the nine months ended September 30, 2009 and 2008, respectively. The Equipment Distribution segment operating earnings includes amortization of $34 and $101 for the three and nine months ended September 30, 2009.

	September 30, 2009	December 31, 2008
Total Assets
Lifting Equipment	$79,700	$79,635
Equipment Distribution	5,853	6,368
Corporate	107	225

Total	$85,660	$86,228

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

The Company, through its Manitex and Manitex Liftking subsidiaries, purchases and sells parts to GT Distribution, LLC. (including its subsidiaries) (“GT”) and has made advances to GT in connection therewith. GT was owned in part by the Company’s Chairman and Chief Executive Officer. Although the Company does not independently verify the cost of such parts, it believes the terms of such purchases and sales were at least as favorable to the Company as terms that it could obtain from a third party. GT had three operating subsidiaries, BGI USA, Inc. (“BGI”), Crane & Machinery, Inc., and Schaeff Lift Truck, Inc. BGI is a distributor of assembly parts used to manufacture various lifting equipment. Crane & Machinery, Inc. distributes Terex and Manitex cranes, and services and sells replacement parts for most brands of light duty and rough terrain cranes. Schaeff Lift Truck, Inc. manufactures electric forklifts. Schaeff Lift Truck, Inc. has a 100% owned subsidiary domiciled in Bulgaria, SL Industries, Ltd. At September 30, 2009 the Company had future commitments to purchase approximately $600 of inventory from SL Industries, respectively.

On October 6, 2008, the Company completed the acquisition of substantially all of the domestic assets of Schaeff Lift Truck Inc. (“Schaeff”) and Crane & Machinery, Inc. (“Crane,” together with Schaeff, the “Sellers”) pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) with the Sellers and their parent company, GT (See Note 5 for further details.) Mantitex International, Inc. did not acquire Schaeff’s Bulgarian subsidiary, SL Industries. All transactions with Crane and Schaeff that occurred before October 6, 2008 were related party transactions. Transactions with GT and the subsidiaries that GT continues to own (BGI and SL Industries) continue to be related party transactions after October 6, 2008.

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

As of September 30, 2009 the Company had accounts payable to GT and LiftMaster of $190 and $8, respectively. Additionally, the Company has a $175 and $13 payable to GT and LiftMaster, respectively at December 31, 2008.

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Rent paid - Woodbridge Facility 1	$116	$114	$309	$345
Rent paid - Bridgeview Facility 2	n.a.	13	n.a.	40
Sales to:
Crane & Machinery, Inc	$ n.a.	$130	$ n.a.	$165
BGI USA, Inc.	—	(4)	7	(3)
Schaeff Lift Truck, Inc.	n.a.	63	n.a.	285
SL Industries, LTD	—	—	—	1
LiftMaster.	3	11	26	128

Total Sales	$3	$200	$33	$576

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Purchases from:
BGI USA, Inc	$47	$98	$613	$695
Crane & Machinery, Inc	n.a	—	n.a.	—
Schaeff Lift Truck, Inc.	n.a	8	n.a	13
SL Industries, Ltd.	519	40	1,162	657
LiftMaster.	5	77	12	354

Total Purchases	$571	$223	$1,787	$1,719

Miscellaneous Transactions:
Professional services provided by Schaeff Lift Truck (Outsourced staffing)	$—	$36	$—	$89
Professional services provided by LiftMaster, Inc. (Outsourced staffing)	$—	$—	$—	$45

1	The Company leases its 85,000 sq. ft. Woodbridge facility from an entity owned by a stockholder of the Company and relative of Manitex Liftking ULC’s, president and CEO. Pursuant to the terms of the lease, the Company makes monthly lease payments of $33. The Company is also responsible for all the associated operations expenses, including insurance, property taxes, and repairs. The lease will expire on November 29, 2009.
2	The Company leased 11,750 sq. ft of office and warehouse space in GT Distribution’s Chicago facility for approximately $4 per month. The lease will expire on May 31, 2010. The Company assumed the lease for the entire Bridgeview (Chicago) facility, when the Company acquired the assets of Crane and Schaeff.

19. Income Taxes

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. The 2009 annual effective tax rate is estimated to be approximately -6.4% (excluding the impact of the discrete items discussed below) based upon the Company’s anticipated earnings both in the U.S. and in foreign jurisdictions.

For the three months ended September 30, 2009, the Company recorded an income tax benefit of $212 which consisted of current year state and local and foreign taxes offset by discrete items primarily related to a partial reversal of the valuation allowance as a result of the Badger acquisition. For the three months ended September 30, 2008, the Company recorded an income tax provision of $29 which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes

The Company’s total unrecognized benefits as of September 30, 2009 were approximately $170, which if recognized would affect the Company’s effective tax rate. As of September 30, 2009, the Company accrued immaterial amounts for the potential payment of interest and penalties.

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

During the three and nine months ended September 30, 2009, management determined that additional reductions in staff were needed. Restructuring expense (severance payments) related to these further staff reductions were $27 and $180 for the three and nine months ended September 30, 2009.

21. Subsequent Events

On October 29, 2009, the Company and its bank entered into agreements to modify its Revolving Canadian Credit Facility. Under the agreements the Maximum Loan Amount was increased to CDN $5,500 from CDN $4,500. The amended Advance Formula Agreement increases the overall inventory cap to CDN $3,500 from CDN $3,000. The amendment also increases the cap on Work-In-Process inventory to CDN $900 from CDN $500 and increases the Work-In-Process Advance Rate to 35% from 30% temporarily through January 31, 2010.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements relating to future events and the future performance of Manitex International, Inc. (the “Company”) within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes” or similar language. Forward-looking statements include, without limitation: (1) projections of revenue, earnings, capital structure and other financial items, (2) statements of our plans and objectives, (3) statements regarding the capabilities and capacities of our business operations, (4) statements of expected future economic conditions and the effect on us and on our customers, (5) expected benefits of our cost reduction measures, and (6) assumptions underlying statements regarding us or our business. Our actual results may differ materially from information contained in these forward looking-statements for many reasons, including those described below and in our 2008 Annual Report on Form 10-K in the section entitled “Item 1A. Risk Factors,”

(1)	substantial deterioration in economic conditions, especially in the United States and Europe;

(2)	our customers’ diminished liquidity and credit availability;

(3)	difficulties in implementing new systems, integrating acquired businesses, managing anticipated growth, and responding to technological change;

(4)	our ability to negotiate extensions of our credit agreements and to obtain additional debt or equity financing when needed;

(5)	the cyclical nature of the markets we operate in;

(6)	increases in interest rates;

(7)	government spending, fluctuations in the construction industry, and capital expenditures in the oil and gas industry;

(8)	the performance of our competitors;

(9)	shortages in supplies and raw materials or the increase in costs of materials;

(10)	our level of indebtedness and our ability to meet financial covenants required by our debt agreements;

(11)	product liability claims, intellectual property claims, and other liabilities;

(12)	the volatility of our stock price;

(13)	future sales of our common stock;

(14)	the willingness of our stockholders and directors to approve mergers, acquisitions, and other business transactions;

(15)	currency transactions (foreign exchange) risks and the risks related to forward currency contracts;

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

On July 10, 2009, the Company purchased Badger Equipment Company, a Winona, Minnesota-based manufacturer of specialized rough terrain cranes and material handling products. The Badger product line includes: lattice cranes marketed under the Little Giant trade name, excavators and a newly designed specialized 30 ton rough terrain crane. The new 30 ton rough terrain crane is the first in a new line of specialized high quality rough terrain cranes that the Company plans to develop and introduce. The first new 30 ton rough terrain was shipped in October 2009. Badger primarily serves the needs of the construction, municipality, and railroad industries. The Company has an advantage over its competitors in selling to railroads as it is the only crane manufacturer that has integrated the installation of rail gear into its production process. Competitors send their cranes to a third party to have rail gear added which both increases cost and delays deliveries.

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

At September 30, 2009, one customer accounted for 12% of the Company’s accounts receivable. As of December 31, 2008 four customers accounted for 20%, 12%, 10% and 10%, respectively of Company accounts receivables.

For the three and nine months ended September 30, 2009, one customer accounted for 21 % and 11% of total Company revenues, respectively. For the three months ended September 30, 2008, three customers accounted 19%, 14%, and 11% of the Company’s net revenue. Two customers each accounted for 11% of our net revenue for the nine months ended September 30, 2008.

For the three and nine months ended September 30, 2009, one supplier accounted for 20% and 13% of total Company purchases, respectively. The Company purchased 18% and 11% of total purchases from two suppliers in the third quarter of 2008 and 11% each from the same two vendors for the nine months ended September 30, 2008.

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

Summary of Recent Acquisitions

On July 10, 2009, Manitex International, Inc. (the “Company”) completed the acquisition of the capital stock of Badger Equipment Company, a Minnesota corporation, (“Badger”) pursuant to a Stock Purchase Agreement (the “Purchase Agreement”) with Avis Industrial Corporation, an Indiana corporation (“Avis” or the “Seller”). The Seller owned all of the outstanding shares of capital stock of Badger prior to the completion of the transaction. The aggregate fair value of the consideration (the “Consideration”) paid in connection with the acquisition was $5.1 million. The Consideration paid consisted of 300,000 shares of the Company Common Stock with a value of approximately $1.0 million, a Non-Negotiable Subordinated Promissory Note with a fair value of $2.4 million, a capital lease for $1.7 and cash of $0.04 million. At the time of the acquisition, Badger had no indebtedness. Badger’s liabilities consisted of ordinary course payables and accrued liabilities.

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

As a result of the aforementioned actions, the Company remained profitable even though revenues for three months ended March 31, 2009 were 40% below revenues for the three months ended March 31, 2008. The sales decline that occurred during the three months ended June 30, 2009 was even more severe with sales declining approximately 55% from the corresponding quarter in the prior year. As a result, the Company had a modest loss for the three months ended June 30, 2009. Excluding the gain on a bargain purchase, the Company lost $1.0 million for the three months ended September 30, 2009. The decrease in income for the quarter is principally attributed to 6.2 % decrease in gross profit as percent of sales from second quarter of 2009 and a $0.4 million dollar loss for Badger (excluding the gain on the bargain purchase) in the quarter. Losses in Badger are not expected in the future as Badger began shipping its new 30 ton rough terrain crane in October 2009. The decrease in the gross profit percent was principally due to product mix. For the three months ended September 30, 2009, sales were skewed toward cranes with lower lifting capacity and lower margins. Margin percent for the fourth quarter and the beginning of 2010 is expected to improve as revenues will include significant military sales which have higher margins.

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

RESULTS OF OPERATIONS

The following discussion considers:

•	Net (loss) income for the three and nine month periods ended September 30, 2009 and 2008.

•	Results of the continuing operations for the three and nine month periods ended September 30, 2009 and 2008.

•	Results of the discontinued operations for the nine month period ended September 30, 2008.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Net (loss) income for the three month periods ended September 30, 2009 and 2008

For the three months ended September 30, 2009, the Company had a net loss of $0.1 million. The net income of $0.3 million reported for the three month period ended September 30, 2008 was entirely from continuing operations as discontinued operation had no effect on earnings after June 30, 2008.

Results of the continuing operations for the three month periods ended September 30, 2009 and 2008

For the three months ended September 30, 2009, the net loss from continuing operations was $0.1 million, which consisted of revenue of $15.1 million, cost of sales of $12.9 million, research and development costs of $0.3 million, SG&A costs excluding corporate expenses of $2.2 million, corporate SG&A expenses of $0.5 million, gain on bargain purchase of $0.9 million, interest expense of $0.5 million, and an income tax benefit of $0.2 million.

For the three months ended September 30, 2008, net income from continuing operations was $0.3 million, which consists of revenue of $28.5 million, cost of sales of $24.3 million, research and development costs of $0.2 million, SG&A costs excluding corporate expenses of $2.3 million, corporate SG&A expenses of $0.6 million, net interest expense of $0.5 million, restructuring expenses of $0.2 million and foreign currency transaction losses of $0.1 million.

Net Revenues and Gross Profit – For the three months ended September 30, 2009, net revenues and gross profit were $15.1 million and $2.2 million, respectively. Gross profit as a percent of revenues was 14.7% for the three months ended September 30, 2009. For the three months ended September 30, 2008 net revenues and gross profit were $28.5 million and $4.2 million, respectively. Gross profit as a percent of sales was also 14.7% for the three months ended September 30, 2008.

Net revenues decreased $13.4 million to $15.1 million for the three months ended September 30, 2009 from $28.5 million for the comparable period in 2008. Without the Badger, Schaeff and Crane acquisitions revenues would have decreased $15.5 million, as Badger, Schaeff and Crane had revenues of $0.5 million, $0.5 million and $1.1 million for the three months ended September 30, 2009, respectively. The decrease in revenues is attributed to the unprecedented stress in the world financial markets and the significant deterioration in economic conditions, especially in the United States and Europe that followed. The Company has experienced significant decreases in revenues across all product lines. The overall decrease in revenues is overwhelmingly due to a decrease in unit sales of the Company’s heavy equipment products. Part sales (which traditionally accounts for approximately 18% of total revenues) have been adversely impacted but to a somewhat lesser extent.

Our gross profit as percent of net revenues was 14.7% for the three months ended September 30, 2009 and 2008. The acquisition of Schaeff and Crane had a favorable impact as these two divisions had a higher gross margin percent. Crane and Schaeff margins were high as part sales accounted for a very significant portion of their third quarter’s revenue. Part sales across all product lines have higher margins. The favorable impact of the Crane and Schaeff acquisition were offset by lower margins for our core business. This decrease in margin is attributed to product mix. The revenues for the third quarter were skewed towards cranes with lower lifting capacity and lower margin and due to the fact that there were no significant sales of military forklifts, which also have higher margins.

Selling, general and administrative expense – Selling, general and administrative expense for the three months ended September 30, 2009 was $2.7 million compared to $2.9 million for the comparable period in 2008. Selling, general and administrative expense for the three months ended September 30, 2009 are comprised of corporate expense of $0.5 million and $2.2 million related to operating companies. Selling, general and administrative expense for the three months ended September 30, 2008 were comprised of corporate expense of $0.6 million and $2.3 million related to operating companies.

Selling, general and administrative expense, excluding corporate expenses, decreased $0.1 million to $2.2 million for the three months ended September 30, 2009 from $2.3 million for the comparable three month period in 2008. Selling, general and administrative expenses for the three months ended September 30, 2009 also includes approximately $0.7 million related to the Crane, Schaeff and Badger acquisitions. Without the acquisitions selling, general and administrative expense would have been $0.8 million below the prior year. The decrease in selling, general and administrative expense is attributed to headcount reductions of salaried and hourly employees, virtual elimination of overtime, suspension of additional hires and merit increases, reduction in salaried pay, bonus and benefits and the introduction of shortened workweeks.

Corporate expenses decreased $0.1 million to $0.5 million for the three months ended September 30, 2009 from the $0.6 million for the comparable 2008 three month period. The decrease is principally due to a temporary decrease in executive base salaries, suspension of bonuses and reduction in certain benefits.

Operating income – For the three months ended September 30, 2009, the Company had a $0.7 million operating loss as compared to $0.9 million of operating income for the three months ended September 30, 2008. The operating loss for the quarter is the result of a very significant decrease in revenues and a corresponding decrease in gross profit. The Company had an operating profit for the three months ended September 30, 2008 as revenues and gross profit last year were approximately $13.5 million and $2.0 million higher than they are this year.

Gain on bargain purchase – The Company recorded a gain of $0.9 million in connection with acquisition of the Badger Equipment Company for the nine months ended September 30, 2009. See Note 5 in the Consolidated Financial Statements for additional details concerning the gain.

Interest expense – Interest expense was $0.5 million for the three months ended September 30, 2009 and 2008, respectively. On July 9, 2009 the Company and its bank amended the Revolving Credit Facility, the Revolving Canadian Credit Facility and its Term loan. Under the agreements the maturity dates were extended from April 1, 2010 to April 1, 2012. In connection with the extension, the Company agreed to increased interest rates. The interest on U.S. borrowing increased from prime rate plus .25% to prime plus 2.0%; interest rates on Canadian borrowings increase from Canadian prime rate plus 1.50% to Canadian prime rate plus 3.0% and interest on its term loan increased from the prime rate plus 1% to the prime rate plus 2.5%. The effect of the aforementioned increases in interest rates was offset by a decrease in the prime rate. The prime rate decreased from 5.0% at September 30, 2008 to 3.25% at September 30, 2009.

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

For the three months ended September 30, 2008, the Company had a foreign currency transaction loss of $0.1 million. Foreign currency gains and losses for the three months ended September 30, 2009 were insignificant.

Income tax (benefit) – Income tax benefit for the three months ended September 30, 2009 was $0.2 million compared to a tax provision $0.03 million for the three months ended September 30, 2008. The 2009 effective tax rate differs from the federal statutory rate due to the discrete items including the partial reversal of a valuation allowance as a result of the Badger acquisition. The 2008 effective rate differs from the federal statutory tax rate due to the utilization of prior year losses for which no benefit was previously recognized.

Net (loss) income from continuing operations – The net loss from continuing operations for the three months ended September 30, 2009 was $0.1 million. This compares with a net income from continuing operations for the three months ended September 30, 2008 of $0.3 million. The Company recorded a loss for three months ended September 30, 2009 compared to a profit for the comparable period in 2008 for the reasons described above.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net (loss) income for the nine month periods ended September 30, 2009 and 2008

For the nine months ended September 30, 2009, the Company had a net loss of $0.2 million. The net income of $1.9 million reported for the nine month period ended September 30, 2008 consisted of net income from continuing operations of $1.5 million and income from discontinued operations of $0.4 million.

Results of the continuing operations for the nine month periods ended September 30, 2009 and 2008

For the nine months ended September 30, 2009, the net loss from continuing operations was $0.2 million, which consisted of revenue of $41.0 million, cost of sales of $33.2 million, research and development costs of $0.5 million, SG&A costs excluding corporate expenses of $5.8 million, corporate SG&A expenses of $1.5 million, restructuring expenses of $0.2 million, a gain on a bargain purchase or $0.9 million, interest expense of $1.3 million, a foreign currency transaction gain of $0.1 million and an income tax benefit of $0.4 million

For the nine months ended September 30, 2008, net income from continuing operations was $1.5 million, which consists of revenue of $78.5 million, cost of sales of $65.6 million, research and development costs of $0.7 million, SG&A costs excluding corporate expenses of $7.1 million, corporate SG&A expenses of $2.3 million, net interest expense of $1.5 million, restructuring expenses of $0.2 million, foreign currency transaction loss of $0.1 million and an income tax benefit of $0.4 million.

Net Revenues and Gross Profit – For the nine months ended September 30, 2009, net revenues and gross profit were $40.9 million and $7.7 million, respectively. Gross profit as a percent of revenues was 18.8% for the nine months ended September 30, 2009. For the nine months ended September 30, 2008, net revenues and gross profit were $78.5 million and $12.9 million, respectively. Gross profit as a percent of sales was 16.5% for the nine months ended September 30, 2008.

Net revenues decreased $37.6 million to $40.9 million for the nine months ended September 30, 2009 from $78.5 million for the comparable period in 2008. Without the Badger, Schaeff and Crane acquisitions revenues would have decreased $42.7 million, as Badger, Crane and Schaeff had revenues of $0.5 million, $2.8 million and $1.8 million for the nine months ended September 30, 2009, respectively. The decrease in revenues is attributed to the unprecedented stress in the world financial markets and the significant deterioration in economic conditions, especially in the United States and Europe that followed. The Company has experienced significant decreases in revenues across all product lines. The overall decrease in revenues is overwhelmingly due to a decrease in unit sales of the Company’s heavy equipment products. Part sales (which traditionally accounts for approximately 18% of total revenues) have been adversely impacted. The percentage decrease in part sales was, however, not as severe as it was for unit sale.

Our gross profit as percent of net revenues increased by 2.3% to 18.8% for the nine months ended September 30, 2009 from 16.5% for the nine months ended September 30, 2008. Compared to the prior year the margins for crane products showed a modest improvement. This improvement is attributed to restructuring activities that occurred during the fourth quarter 2008 and the first quarter 2009. Gross margin as a percent of revenue for our forklift/specialized carrier products showed a more significant improvement. The improvement in forklift/specialized carrier margin percent is due to restructuring activities that occurred during the second half of 2008 and during the first quarter 2009 to a weakening of the Canadian dollar, and a favorable product mix (the result of increased military business).

The acquisition of Schaeff and Crane also had a favorable impact as these two divisions had a higher gross margin percent. Crane and Schaeff margins were high as part sales accounted for a very significant portion of their nine month revenue. Part sales across all product lines have higher margins. The Badger acquisition did not have a significant impact on overall gross margin percent.

Selling, general and administrative expense – Selling, general and administrative expense for the nine months ended September 30, 2009 was $7.3 million compared to $9.4 million for the comparable period in 2008. Selling, general and administrative expense for the nine months ended September 30, 2009 are comprised of corporate expense of $1.5 million and $5.8 million related to operating companies. Selling, general and administrative expense for the nine months ended September 30, 2008 were comprised of corporate expense of $2.3 million and $7.1 million related to operating companies.

Selling, general and administrative expense, excluding corporate expenses, decreased $1.3 million to $5.8 million for the nine months ended September 30, 2009 from $7.1 million for the comparable nine month period in 2008. Selling, general and administrative expenses for the nine months ended September 30, 2009 also includes approximately $1.8 million related to the Crane, Schaeff and Badger acquisitions. Without the acquisitions selling, general and administrative expense would have been $3.1 million below the prior year. The decrease in selling, general and administrative expense is attributed to headcount reductions of salaried and hourly employees, virtual elimination of overtime, suspension of additional hires and merit increases, reduction in salaried pay, bonus and benefits and the introduction of shortened workweeks. Selling expense for 2008 also included costs of approximately $0.3 million related to our participation in the Con Expo trade show in March 2008. The Con Expo show, which is held every three years, was held in Las Vegas from March 11 to March 15, 2008. This show is an international gathering place for the construction industries.

Corporate expenses decreased $0.8 million to $1.5 million for the nine months ended September 30, 2009 from the $2.3 million for the comparable 2008 nine month period. Approximately $0.6 million of the decrease is due to a temporary decrease in executive base salaries, suspension of bonuses and reduction in certain benefits. The remaining decrease is principally due to a decrease in legal, consulting and recruiter fees. Consulting fees decreased as the prior year included $0.1 million paid to an outside consultant engaged to assist the Company in meeting its Sarbanes-Oxley obligations before a Director of Internal Audit was hired. A fee was paid to a recruiter in 2008, who was engaged to recruit a Director of Internal Audit. No recruiting fees have been incurred in 2009.

Operating income – For the nine months ended September 30, 2009, the Company had a $0.2 million operating loss as compared to $2.7 million of operating income for the nine months ended September 30, 2008. The operating loss for the quarter is the result of a very significant decrease in revenues and a corresponding decrease in gross profit. Nine months 2009 revenue and gross profit were down $37.6 million and $5.2 million from the prior year. The decrease in gross profit is offset by a decrease in research and development of $0.2 million and decrease in selling general and administrative expenses of $2.1 million.

Gain on bargain purchase – The Company recorded a gain of $0.9 million in connection with acquisition of the Badger Equipment Company. See Note 5 in the Consolidated Financial Statements for additional details concerning the gain.

Interest expense – Interest expense was $1.3 million and $1.5 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease in interest is due to lower interest rates through July 9, 2009. The prime rate decreased from 5.0% at September 30, 2008 to 3.25% at September 30, 2009. The Company benefits from lower interest rates as a significant portion of our debt is indexed to the prime rate.

However, on July 9, 2009 the Company and its bank amended the Revolving Credit Facility, the Revolving Canadian Credit Facility and its Term loan. Under the agreements the maturity dates were extended from April 1, 2010 to April 1, 2012. In connection with the extension, the Company agreed to increased interest rates. The interest on U.S. borrowing increased from prime rate plus .25% to prime plus 2.0%; interest rates on Canadian borrowings increased from Canadian prime rate plus 1.50% to Canadian prime rate plus 3.0%; and interest on its term loan increased from the prime rate plus 1% to the prime rate plus 2.5%. The effect of the aforementioned increases in interest rates was offset by a decrease in the prime rate. The prime rate decreased from 5.0% at September 30, 2008 to 3.25% at September 30, 2009.

Modestly higher average outstanding debt for nine months 2009 compared to average outstanding debt for the nine months 2008 partially offset the effect of lower interest rates for the first six months. The increase in average debt is attributed to acquisition debt related to Crane, Schaeff and Badger acquisitions which was partially offset by lower balances on credit lines, our term debt and the Manitex Liftking acquisition note.

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

For the nine months ended September 30, 2009, the Company had a foreign currency transaction gain of $0.1 million and a foreign currency loss of $0.1 million for the nine months ended September 30, 2008.

Income tax (benefit) – The income tax benefit for the nine months ended September 30, 2009 was $0.4 million compared to an income tax benefit of $0.4 million for the nine months ended September 30, 2008. The 2009 effective tax rate differs from the federal statutory rate as a result of discrete items related to the reversal of the valuation allowance in connection with the Badger acquisition and the Texas Temporary Margin Tax Credit which the Company has determined it will now realize on a more-likely-than-not basis. The 2008 effective tax rate differs from the federal statutory tax rate due to the utilization of prior year losses for which no benefit was previously received and a tax benefit related to the recognition of a deferred tax asset for the Texas Temporary Margin Tax Credit as a result of the resolution of an income tax examination.

Net (loss) income from continuing operations – The net loss from continuing operations for the nine months ended September 30, 2009 was $0.2 million. This compares with a net income from continuing operations for the nine months ended September 30, 2008 of $1.5million. The Company recorded a loss for nine months ended September 30, 2009 compared to a profit for the comparable period in 2008 for the reasons described above.

Discontinued operations of the Testing and Assembly Equipment segment for the nine month period ended September 30, 2008

For the nine months ended September 30, 2008, discontinued operations reported net income of $0.2 million Discontinued operations had income for the nine months ended September 30, 2008 resulting from the reversal of a $0.1 million warranty reserve as it was determined that it was not needed and a $0.1 million payment received related to the settlement of a contract dispute.

For the nine months ended September 30, 2008, the Company reported a gain on the sale of discontinued operations of $0.2 million. This gain was result of reversing a reserve for contract terminations as it was determined not to be needed.

Segment information

Lifting Equipment Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009 (1) (2)	2008	2009 (1) (2)	2008
Net revenues	$13,986	$28,542	$38,124	$78,549
Operating (loss) income	(335)	1,475	1,264	4,957
Operating margin	(2.4)%	5.2%	3.3%	6.3%

(1)	Financial results, for the Schaeff acquisition are included from the date of acquisition which is October 6, 2008.

(1)	Financial results, for the Badger acquisition are included from the date of acquisition which is July 10, 2009.

Net Revenues

Net revenues decreased $14.6 million to $14.0 million for the three months ended September 30, 2009 from $28.5 million for the comparable period in 2008. Without the Schaeff and Badger acquisitions, revenues would have decreased $15.6 million, as Schaeff and Badger each had revenues of $0.5 million for the three months ended September 30, 2009. The decrease in revenues is attributed to the unprecedented stress in the world financial markets and the significant deterioration in economic conditions, especially in the United States and Europe that followed. The Company has experienced significant decreases in revenues across all product lines. The overall decrease in revenues is overwhelmingly due to a decrease in unit sales of the Company’s heavy equipment products. Part sales (which traditionally accounts for approximately 18% of total revenues) have been adversely impacted but to a somewhat lesser extent.

Net revenues decreased $40.4 million to $38.1 million for the nine months ended September 30, 2009 from $78.5 million for the comparable period in 2008. Without the Schaeff and Badger acquisitions revenues would have decreased $42.7 million, as Schaeff and Badger had revenues of $1.7 million and $0.5 million for the nine months ended September 30, 2009, respectively. The decrease in revenues is attributed to the unprecedented stress in the world financial markets and the significant deterioration in economic conditions, especially in the United States and Europe that followed. The Company has experienced significant decreases in revenues across all product lines. The overall decrease in revenues is overwhelmingly due to a decrease in unit sales of the Company’s heavy equipment products. Part sales (which traditionally accounts for approximately 18% of total revenues) have been adversely impacted but to a somewhat lesser extent

Operating Income and Operating Margins

The Operating loss of $0.3 million for the three months ended September 30, 2009 was equivalent to a negative 2.4% of net revenues compared to an operating income of $1.5 million for the three months ended September 30, 2008 or 5.2% of net revenues. The operating loss for the quarter is the result of a very significant decrease in revenues and a corresponding decrease in gross profit. The segment had an operating income for the three months ended September 30, 2008 as revenues and gross profit last year were approximately $14.6 million and $2.3 million higher than they are this year. The decrease in gross margin is offset by $0.5 million decrease in operating expenses. The decrease in operating expenses is attributed to headcount reductions of salaried and hourly employees, virtual elimination of overtime, suspension of additional hires and merit increases, reduction in salaried pay, bonus and benefits and the introduction of shortened workweeks in our core business units. The aforementioned decrease in operating expense was partially offset by operating expenses of $0.6 million for Schaeff and Badger, which were acquired subsequent to September 30, 2008.

Operating income of $1.3 million for the nine months ended September 30, 2009 was equivalent to 3.3% of net revenues compared to operating income of $5.0 million for the nine months ended September 30, 2008 or 6.3% of net revenues. The decrease in operating income and operating margin percent is due a very significant decrease in revenues and a corresponding decrease in gross profit. Revenues and gross profit last year were approximately $40.4 million and $6.0 million higher than they are this year. The decrease in margin is entirely attributed to lower sales as gross margin percent for the segment improved by approximately 1.7%. The decrease in gross margin is offset by $3.4 million decrease in operating expenses in our core business. The decrease in operating expenses is attributed to headcount reductions of salaried and hourly employees, virtual elimination of overtime, suspension of additional hires and merit increases, reduction in salaried pay, bonus and benefits and the introduction of shortened workweeks in our core business units. The aforementioned decrease in operating expenses was partially offset by operating expenses of $1.1 million for Schaeff and Badger, which were acquired subsequent to September 30, 2008.

Equipment Distribution Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009 (1)	2008	2009 (1)	2008
Net revenues	$1,077	$—	$2,829	$—
Operating income	59	—	(37)	—
Operating margin	5.5%	—	(1.3)%	—

(1)	Financial results for acquisitions are included from the date of acquisition October 6, 2008 for the assets of Crane & Machinery, Inc.

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

Net revenues – The Equipment Distribution segment had net revenues of $1.1 million and $2.8 million, respectively for the three and nine months ended September 30, 2009. Revenues for the Equipment Distribution segment for the three and nine months ended September 30, 2009 are depressed because of the current economic state. Although part sales and service revenues have been adversely impacted, the impact on crane sales is even more severe.

Operating loss and Operating Margins – The segment had operating income of $0.06 million and an operating loss of $0.04million, respectively for the three and nine months ended September 30, 2009, which was equivalent to 5.5% and a negative 1.3% of net revenues, respectively. The operating loss for the nine months is attributed to depressed revenues.

Liquidity and Capital Resources

Cash and cash equivalents were $0.1 million at September 30, 2009 compared to $0.4 million at December 31, 2008.

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

As of September 30, 2009, the Company had approximately $1.8 million available to borrow under its credit facility with Comerica Bank. The interest rate on this facility was equal to prime plus 2.0% (prime was 3.25% at September 30, 2009). The Company’s revolving credit agreement contains customary limitations, including limitations on acquisitions, dividends, repurchases of the Company’s stock and capital expenditures. It also requires the Company to have on the last date of the quarter a minimum “Tangible Effective Net Worth”, which is defined in the agreement as equity plus subordinated debt minus intangible assets and related party receivables and to maintain a minimum Debt Service Coverage ratio. See Note15 to our Consolidated Financial Statements for additional information on the terms and conditions of our credit facilities.

Additionally, the Company’s Manitex Liftking subsidiary has a credit facility which allows for borrowings of up to CDN $4.5 million as of September 30, 2009. On October 29, 2009, the Canadian credit facility was amended to allow borrowing up to CDN $5.5 million. At September 30, 2009, the Company had approximately US $0.4 million available to borrow under this Canadian facility. Any borrowings under the facility in Canadian dollars bear interest at the Canadian prime rate (the Canadian prime was 2.25% at September 30, 2009) plus 3%. Any borrowings under the facility in U.S. dollars bear interest at the U.S. prime rate (prime was 3.25% at September 30, 2009) plus 2%. The maximum amount outstanding is limited to the sum of (1) 80% of eligible receivables plus (2) the lesser of 30% of eligible work-in-process inventory or CDN $0.5 million plus (3) the lesser of 50% of eligible inventory less work-in-process inventory or CDN $3.0 million. The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets.

At September 30, 2009, the Company had a $1.4 million note payable to a bank. The note payable to the bank was assumed in connection with the QVM acquisition. The note has an interest rate of prime plus 2.5%until maturity. On the first day of each month, the Company is required to pay interest and to make a $0.05 million principal payment. The note is secured by substantially all the assets of the Company’s Manitex subsidiary.

In connection with the Company’s acquisition of Liftking Industries’, the Company issued a note payable to the seller for CDN $3.2 million. The note bears interest at the prime rate of interest charged by Comerica Bank for Canadian dollar loans plus 1%. The note requires quarterly principal payments of CDN $0.2 million plus interest commencing on April 1, 2008. The note payable is subject to a general security agreement which subordinates the seller’s security interest to the interest of the Company’s senior secured credit facility, but shall otherwise rank ahead of the seller’s other secured creditors. The note has a remaining unpaid balance as of September 30, 2009 of CDN $1.2 million or approximately US $1.1 million.

At September 30, 2009, the Company had a note payable to Terex Corporation for $1.8 million. The note which had an original principal amount of $2.0 million was issued in connection with the purchase of substantially all of the domestic assets of Crane & Machinery, Inc. and Schaeff Lift Truck, Inc. The Company is required to make annual principal payments to Terex of $0.25 million commencing on March 1, 2009 and on each year thereafter through March 1, 2016. So long as the Company’s common stock is listed for trading on NASDAQ or another national stock exchange, the Company may opt to pay up to $0.15 million of each annual principal payment in shares of the Company’s common stock having a market value of $0.15 million calculated as set forth in the note. Accrued interest under the note is payable quarterly commencing on January 1, 2009.

On September 30, 2009, the Company has a $1.7 million note payable to a finance company. Under the floorplan agreement the Company may borrow up to $2.0 million for equipment financing and the note is secured by all inventory financed by or leased from the lender and the proceeds therefrom. The terms and conditions of any loans, including interest rate, commencement date, and maturity date shall be determined by the lender upon its receipt of the Company’s request for an extension of credit. The rate, however, may be increased upon the lender giving five days written notice to the Company. Since the initial borrowing, the lender has agreed to several interest rate reductions. At September 30, 2009, the interest rate on the borrowing was reduced to 6%. For the first twelve months, the Company is only required to make interest payments, followed by 48 equal monthly payments of principal and interest. As of September 30, 2009, approximately $0.2 million of the note payable is classified as a short-term note. The loan may be repaid at anytime and is not subject to any prepayment penalty. On November 5, 2009, the lender agreed verbally to extend the period where interest only payments are made from twelve months to nineteen months delaying the starting date for principal payments to July 2010. Since no written amendment was adopted, the lender could reconsider this extension in the future, in which case monthly principal payments could begin as early as January 2010.

In connection with the Company’s acquisition of Badger Equipment Company, the Company issued a note payable to the seller for $2.75 million. The Company is obligated to make annual principal payments of $0.55 million commencing on July 10, 2010 and on each year thereafter through July 10, 2014. The maturity date of the Term Note is July 10, 2014. Accrued interest under the promissory Note will be payable quarterly commencing on October 1, 2009. The unpaid principal balance of the Term Note will bear interest at 6% per annum. The holder of the note has been granted a security interest in the common stock of Badger Equipment Company, a subsidiary of the Company. The note was recorded at its fair value on date of issuance at $2.4 million. See Note 15 for additional details.

The Company has a twelve year lease which expires in April 2018 that provides for monthly lease payments of $0.07 million for its Georgetown, Texas facility. The lease has been classified as a capital lease under the provisions of ASC 840-10. The capitalized lease obligation related to the aforementioned lease as of September 30, 2009 is $4.2 million.

The Company has a five year lease which expires in July 2014 that provides for annual rent of $0.3 million payable in twelve equal monthly installments. The lease has been classified as a capital lease under the provisions of ASC 840-10. The Company has an option to purchase the facility for $0.5 million at the end of the lease by giving notice to Landlord of its intent to purchase the Facility. The Landlord must receive such notice at least three months prior to end of the Lease term. The capitalized lease obligation related to the aforementioned lease as of September 30, 2009 is $1.6 million.

At September 30, 2009, the Company has a note payable to a bank with a remaining principal balance of $0.1 million. The note has a fixed interest rate of 4.25%.The note requires monthly interest payments of $50 thousand and will be paid off by October 2009. The proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest in such insurance policies and has the right upon default to cancel these policies and receive any unearned premiums.

The Company needs cash to meet its working capital needs as the business grows, to acquire capital equipment, and to fund acquisitions and debt repayment. We intend to use cash flows from operations and existing availability under the current revolving credit facilities to fund anticipated levels of operations for approximately the next 12 months. As our availability under our credit lines is limited, it is important that we manage our working capital. We may need to raise additional capital through debt or equity financings to support our growth strategy, which may include additional acquisitions. There is no assurance that such financing will be available or, if available, on acceptable terms.

2009

Operating activities generated cash of $2.4 million for the nine months ended September 30, 2009 comprised of net loss of $0.2 million, non-cash items that totaled $0.6 million and changes in assets and liabilities, which generated $2.0 million. The principal non-cash items are depreciation and amortization of $1.8 million offset by none cash gain on a bargain purchase of $0.9 million and an increase in deferred taxes of $0.3 million. A decrease in accounts receivable of $9.1 million was offset by increases in inventory of $0.9 million, an increase in prepaid expenses of $0.2 million, an increase in other assets of $0.1 and a decrease in accounts payable, accruals and other current liabilities of $4.6 million, $1.1 million and $0.1 million, respectively.

The decrease in accounts receivable and accounts payable is due to the decrease in revenues and purchases. The increase in prepaid expenses is primarily related to an increase in the prepaid insurance balance. The prepaid balance has increased as payments were made in January 2009 for insurance policies that renewed on December 30, 2008. The decrease in accrued expense is due to a lower balance in reserves for several items, including vacation, warranty, bonuses and liability on forward currency exchange contracts. The decreases, except for the decrease in the reserve for the liability on forward currency exchange contracts, are attributed to lower revenues and reductions in the workforce. The change in the liability on forward currency exchange contracts is attributed to a change in exchange rates and a change in amount of forward currency contracts outstanding. The decrease in other current liabilities is due to a decrease in customer deposits. A decrease in the reserve for the liability on forward exchange contracts accounts for an additional $0.2 million of cash.

Cash flows related to investing activities consumed $0.2 million which is principally accounted for by the purchase of capital equipment of $0.1 million and the net cash consideration of $0.04 million paid to purchase the Badger Equipment Company.

Financing activities consumed $2.2 million in cash for the nine months ended September 30, 2009. A decrease in borrowings under the Company’s credit facilities, note payments, and capital lease payments consumed $2.4 million, $1.5 million and $0.3 million of cash, respectively. The reduction in borrowing under the credit facilities and note payments was offset by increased borrowing on revolving Canadian credit facility of $1.0 million, $0.9 million in new borrowing and new capital lease of $0.1 million. During the nine months ended September 30, 2009, note payments of $0.5 million, $0.5 million $0.1 million and $0.4 million were made on the Liftking Industries note, notes to finance insurance premiums, the Terex note and the term loan. During the nine months ended September 30, 2009, the Company borrowed $0.5 million to finance insurance premiums and $0.4 million under the floorplan financing agreement to finance the purchase of a crane. The new capital lease of $0.1 million relates capital equipment leased by Badger.

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

Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounts Standards (SFAS) No. 157 Fair Value Measurements which was later codified under Accounting Standards Codification (“ASC”) 820-10, “Fair Value Measurements and Disclosures.” It defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. It also expands financial statement disclosures about fair value measurements. This guidance was effective for financial statements issued for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued further guidance which delays the effective date for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We have elected a partial deferral under the provisions related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The impact of partial adoption effective January 1, 2008 was not material to our consolidated financial statements. The remaining provisions were adopted on January 1, 2009. The adoption did not have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 a revision of business combinations guidance which was later codified under ASC 805, “Business Combinations.” The revised guidance retains the underlying concepts that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but changes the application of the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. In April 2009, the FASB issued further guidance which clarifies the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This requires that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. If the acquisition date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized based on guidance in ASC 450, “Contingencies,” which provides thresholds for recognition based on probability and the ability to reasonably estimate an amount or range of amounts. This guidance was effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, which, for the Company, was January 1, 2009. As discussed in Note 5 – “Acquisitions”, the adoption of this guidance affected the reporting of our acquisition of Badger Equipment.

In October 2008, the FASB issued FSP No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” which was later codified under ASC 820 to provide guidance on determining the fair value of financial instruments in inactive markets. The guidance became effective for the Company upon issuance, and had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the Financial Accounting Standards Board (FASB) issued FSP 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which was later codified under ASC 820. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with guidance. This guidance is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Adoption in the second quarter of 2009 did not have a material effect on the consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R) guidance related to noncontrolling interests later codified under ASC 810, “Consolidation.” This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which, for the Company, was January 1, 2009. This guidance requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement. It also amends certain consolidation procedures for consistency with the requirements of the revised business combination guidance discussed above. This guidance also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. Adoption of the noncontrolling interest guidance did not have a significant impact on the determination or reporting of our financial results.

In March 2008, the FASB issued SFAS No. 161 guidance related to disclosures about derivative instruments and hedging activities later codified under ASC 815, “Derivatives and Hedging.” This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, which, for the Company, was January 1, 2009. This guidance is intended to improve financial reporting by requiring transparency about the nature, purpose, location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Adoption of this guidance did not have a significant impact on the determination or reporting of our financial results.

In April 2008, the FASB issued FSP 142-3 guidance related to determining the useful lives of intangible assets later codified under ASC 350, “Intangibles – Goodwill and Other.” This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance was effective on a prospective basis to all intangible assets acquired and for disclosures on all intangible assets recognized on or after the beginning of the first annual period subsequent to December 15, 2008, which, for the Company, was January 1, 2009. We have evaluated the new guidance and has determined that it did not have a significant impact on the determination or reporting of our financial results.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” later codified under ASC 260. It provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions in this standard. On January 1, 2009, the Company adopted this standard. The adoption did not have a material impact on our Consolidated Financial Statements.

December 2008, the FASB issued EITF Issue No. 08-6, “Equity Method Investment Accounting Consideration,” later codified under ASC 320, effective for fiscal years beginning after December 15, 2008. It requires an equity method investor to account for its initial investment at cost and shall not separately test an investee’s underlying indefinite-lived intangible assets for impairment. It also requires an equity method investor to account for share issuance by an investee as if the investor had sold a proportionate share of its investment. The resulting gain or loss shall be recognized in earnings. On January 1, 2009, the Company adopted this standard. The adoption did not have a material impact on our Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” later codified under ASC 323. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This standard is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The company adopted this standard for its quarter ending June 30, 2009. The adoption did not have an impact on its results of operations, financial position and cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments” later codified under ASC 820. This standard amended SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This standard is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company adopted this standard for its quarter ending June 30, 2009. The adoption did not have an impact on its results of operations, financial position and cash flows.

In May 2009, the FASB issued SFAS No. 165 guidance related to subsequent events, which was later codified under ASC 855, “Subsequent Events.” This guidance was effective for interim or annual financial periods ending after June 15, 2009. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all readers of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of this guidance did not have a significant impact on the determination or reporting of our financial results for the quarter ended September 30, 2009 and has evaluated all subsequent events through November 11, 2009, the date of issuance of the Company’s financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 166”), later codified under ASC 860. This standard will require entities to provide more information about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. It also requires additional disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. This standard eliminates the concept of a qualifying special-purpose entity and changes the requirements for de-recognition of financial assets. This standard is effective for us in our interim and annual reporting periods beginning on and after January 1, 2010. Earlier application is prohibited. We are evaluating adoption of this standard, but do not expect that it will have a significant impact on the determination or reporting of our financial results.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities, later codified under ASC 810. It replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative and requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. This standard also requires additional disclosures about an enterprise’s involvement in variable interest entities. This standard is effective for us in our interim and annual reporting periods beginning on and after January 1, 2010. Earlier application is prohibited. We are currently evaluating the impact that adoption of this standard will have on the determination or reporting of our financial results.

In June 2009, the FASB issued guidance to establish the FASB Accounting Standards Codification™ (“Codification”), ASC 105. The Codification will be the single source of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative generally accepted accounting principles for SEC registrants. All existing accounting standards are superseded as described in the guidance. All other accounting literature not included in the Codification is nonauthoritative. This statement is effective for interim and annual periods ending after September 15, 2009. Adoption of this guidance did not have a significant impact on the determination or reporting of our financial results.

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value”, which provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, fair value is required to be measured using one or more valuation techniques. These valuations may use techniques such as the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, a present value technique or a technique based on the amount at the measurement date that would have to be paid to transfer the identical liability or would be received to enter into the identical liability. This update also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required, are Level 1 fair value measurements. The guidance provided in this update was effective for the Company on October 1, 2009. The Company is currently evaluating the impact that the adoption of this guidance will have on the determination or reporting of the Company’s financial results.

In October 2009, the FASB issued ASUs 2009-13 and 2009-14 for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. These new standards are effective for us beginning in the first quarter of fiscal year 2011, however early adoption is permitted. We do not expect these new standards to significantly impact our consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter, our insurance carriers have denied coverage for two product liability claims. The Company believes the insurance companies’ basis for denial of coverage is improper. As such, the Company has engaged outside legal representation to challenge the insurance companies’ denial of coverage. Currently, the Company is engaged in a declaratory judgment action which contests the denial of coverage.

Item 1A—Risk Factors

The Company’s risk factors can be found in the Company’s most recent Annual Report on Form 10-K filed with the SEC. No material changes in such risk factors have occurred.

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

Item 4—Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5—Other Information

Not applicable.

Item 6—Exhibits

See the Exhibit Index set forth below for a list of exhibits included with this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description

10.1	Amendment No. 4 to Second Amended and Restated Credit Agreement and Amendment to Revolving Credit Note, dated July 9, 2009, by and between Manitex International, Inc., Manitex, Inc., and Comerica Bank, as amended. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 10, 2009)

10.2	Master Revolving Note in the principal amount of $20.5 million, dated July 9, 2009, by and between Manitex, Inc. and Comerica Bank. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 10, 2009)

10.3	Amendment No. 4, effective as of July 9, 2009, to the Master Revolving Note dated December 29, 2006, as amended, between Manitex Liftking, ULC and Comerica Bank. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 10, 2009)

10.4	Master Revolving Note in principal amount of $4.5 million, dated July 9, 2009, by and between Manitex LiftKing, ULC and Comerica Bank. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 10, 2009)

10.5	Assignment and Assumption Agreement between Comerica Bank, Quantum Value Management LLC, Manitex International, Inc. and Manitex, Inc. dated July 9, 2009. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on July 10, 2009)

10.6	Installment Note in principal amount of $1,483,299, dated July 9, 2009, by and between Manitex International, Inc., Manitex, Inc. and Comerica Bank. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on July 10, 2009)

10.7	Stock Purchase Agreement, dated July 10, 2009, by Manitex International, Inc. and Avis Industrial Corporation. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 16, 2009)

10.8	Promissory Note in principal amount of $2,750,000, dated July 10, 2008, payable by Manitex International, Inc. to Avis Industrial Corporation. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 16, 2009)

10.9	Security Agreement dated July 10, 2009, between Manitex International, Inc. and Avis Industrial Corporation. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 16, 2009)

10.10	Lease Agreement, dated July 10, 2010, by and between Manitex International, Inc., Badger Equipment Company and Avis Industrial. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on July 16, 2009)

10.11	Amendment No. 5, effective October 29, 2009, to the Master Revolving Note dated December 29, 2006, as amended, between Manitex Liftking, ULC and Comerica Bank. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 2, 2009)

10.12	Amendment No. 1, effective October 29, 2009, to the Master Revolving Note dated July 9, 2008 (the “American Note”) by and between Manitex LiftKing, ULC and Comerica Bank. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 2, 2009)

10.13	Amendment to Advance Formula Agreement, dated January 26, 2009, made by Manitex LiftKing, ULC in favor of Comerica Bank, effective October 29, 2009. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 2, 2009)

10.14	Letter Agreement, dated October 29, 2009, by and between Manitex LiftKing, ULC and Comerica Bank. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on November 2, 2009).

31.1	Certification by Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 13, 2009	By:	/S/ DAVID J. LANGEVIN
David J. Langevin
Chairman and Chief Executive Officer (Principal Executive Officer)

November 13, 2009	By:	/S/ DAVID H. GRANSEE
David H. Gransee
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)