Form 10-K
period 2009-12-31
Manitex International, Inc.
filed 2010-03-30
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐  Accelerated Filer  ☐  Non-Accelerated Filer  ☐  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock, no par value (“Common Stock”), held by non-affiliates of the registrant as of June 30, 2009 was approximately $5.2 million based upon the closing price for the Common Stock of $0.86 on the NASDAQ Stock Market on such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 3, 2010 was 11,160,455

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2010 Annual Meeting (the “2010 Proxy Statement”) to be filed with the Commission within 120 days after the end of the fiscal year ended December 31, 2009.

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

Our Business

Overview

Lifting Equipment Segment

The Company is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries. Through its Manitex subsidiary it markets a comprehensive line of boom trucks and sign cranes. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including, roads, bridges and commercial construction. Our subsidiary, Badger Equipment Company, acquired on July 10, 2009, is a manufacturer of specialized rough terrain cranes and material handling products, including a newly introduced 30-ton model, the first in a new line of specialized high quality rough terrain cranes. Badger primarily serves the needs of the construction, municipality, and railroad industries. The Company acquired Badger primarily to obtain the recently developed new 30 ton Rough Terrain crane together with Badger’s long standing crane legacy and niche customer relationships. These provide significant additional markets for the Company and are also strategically aligned with its existing Lifting Equipment segment.

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

On December 31, 2009, our subsidiary, Manitex Load King, Inc. acquired the operating assets of Load King Trailers, an Elk Point, South Dakota-based manufacturer of specialized custom trailers and hauling systems typically used for transporting heavy equipment. Load King trailers serve niche markets in the commercial construction, railroad, military, and equipment rental industries through a dealer network. Load King complements our existing material handling business.

Distribution Equipment Segment

In October 2008, the Company began operating a crane dealership located in Bridgeview, Illinois that distributes Terex rough terrain and truck cranes, Fuchs material handlers, Manitex boom trucks and sky cranes. We treat these operations as a separate reporting segment entitled “Equipment Distribution.” Our Equipment Distribution segment also supplies repair parts for a wide variety of medium to heavy duty construction equipment sold both domestically and internationally. Our crane products are used primarily for infrastructure development and commercial construction, applications include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance.

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

In 2006, the Company committed to a new strategic direction. In fiscal 2006, we completed two acquisitions that introduced boom trucks, sign cranes and lifting equipment into our operations as a new business segment. Additional acquisitions since 2006 have further expanded our Lifting Equipment segment and established a Distribution Equipment segment. A summary of our acquisitions follows the section immediately below entitled “Discontinued Operations”.

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

On July 5, 2007, the Company entered into an Asset Purchase Agreement with EuroMaint. Under the terms of the Asset Purchase Agreement, the Company agreed to sell and EuroMaint agreed to purchase certain assets of the Company used in connection with the Company’s diesel engine testing equipment business. EuroMaint also assumed and agreed to pay, perform and discharge when due certain obligations of the Company arising in connection with the operation of the Company’s diesel engine testing equipment business. In addition to the assumption of those certain assumed liabilities, EuroMaint agreed to pay to the Company the aggregate purchase price of $1.1 million. This transaction was completed on August 1, 2007. As of August 31, 2007, all operations of the Company’s Testing & Assembly Equipment segment had ceased. The Testing & Assembly Equipment segment operated from a leased facility. The lease termination date for this facility was August 31, 2007 (See Note 6 to our consolidated financial statements).

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

On December 31, 2009, Manitex International, Inc. acquired the operating assets of Load King Trailers, an Elk Point, South Dakota-based manufacturer of specialized custom trailers and hauling systems typically used for transporting heavy equipment. Load King trailers serve niche markets in the commercial construction, railroad, military, and equipment rental industries through a dealer network. Load King complements our existing material handling business.

Recent events in the credit markets and changes in economic climate

Historically, the demand for the Company’s products depended upon the general economic conditions of the markets in which the Company competes. The Company’s sales depend in part upon its customers’ replacement or repair cycles. Adverse economic conditions, including a decrease in commodity prices, have caused customers in the past to forego or postpone new purchases in favor of repairing existing machinery.

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

In response to the impact of economic conditions and longer sales cycles, it was determined that swift management action was necessary to ensure that operating activity was balanced with current demand levels. Since the end of the third quarter 2008, we have implemented across the board cost reductions. The specific actions taken to achieve these cost reductions comprise headcount reductions of salaried and hourly employees, virtual elimination of overtime, suspension of additional hires and merit increases, reduction in executive and salaried pay, bonus and benefits and the introduction of shortened workweeks. Management believes that these actions, although difficult, are required to enable the Company to adjust to current conditions and position it to respond quickly when the market recovers. Certain of the aforementioned actions were implemented before December 31, 2008. Significant additional steps were implemented shortly after year end December 31, 2008. The Company, however, continued to monitor its cost structure and made some additional adjustments during 2009. Restructuring costs were $255, and $329 for 2009 and 2008, respectively.

Additionally the Company has expanded its sales efforts, which includes an expanded focus into international markets and selling to rental companies with a national scope, as well as supply chain cost reductions.

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

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

The following is financial information about our Lifting Equipment and Equipment Distribution segments for the years ending December 31, 2009, 2008 and 2007. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, except corporate expenses are not allocated to segments. The Company evaluates segment performance based upon operating income before corporate expenses. Amounts shown are in thousands of dollars.

	AS OF OR FOR THE YEAR ENDED DECEMBER 31,
	2009(2)	2008 (1)(2)	2007 (1)(2)
Revenues from continuing operations:
Lifting Equipment	$52,392	$103,343	$106,946
Equipment Distribution	3,495	2,998	—

Total	$55,887	$106,341	$106,946

Operating income from continuing operations:
Lifting Equipment	$5,420	$6,382	$10,109
Equipment Distribution	(79)	68	—
Corporate expense	(1,997)	(3,042)	(3,756)

Total	$3,344	$3,408	$6,353

Total assets:
Lifting Equipment	$89,384	$79,635	$79,749
Equipment Distribution	5,154	6,368	—
Corporate	147	225	254
Discontinued operations	—	—	172

Total	$94,685	$86,228	$80,175

(1)	The financial data presented reflects the former Testing & Assembly Equipment segment as a discontinued operation.
(2)	Financial results for acquisitions are included from the date of acquisition: July 31, 2007 for Noble product line; October 6, 2008 for the assets of Crane & Machinery, Inc.;. and Schaeff Lift Truck, Inc.; July 10, 2009 for Badger Equipment Company; and December 31, 2009 for the assets of Manitex Load King, Inc. The Company acquired its Equipment Distribution segment on October 6, 2008 with the acquisition of substantially all the assets of Crane & Machinery.

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

The Company sells its boom trucks through a network of approximately thirty full service dealers in United States and Canada and through a Mexican dealer, a Middle East dealer and a Russian dealer. A number of our dealers maintain a rental fleet of their own. Boom cranes can be rented for either short or long-term periods. The market for boom cranes has historically been cyclical. Sales of boom cranes grew from 1992, to a peak, in 1998 of 2,719 units. Since then, the market has experienced periods of declines and recovery. Between 1992 and 2008, unit sales were the lowest in 2003 when only 1,445 units were sold. In 2006, the demand for boom trucks exceeded the industry capacity to produce the product. In 2006, the industry delivered approximately 2,700 units. Although the industry deliveries for 2007 remained strong at approximately 2,500 units, the demand softened somewhat and allowed the industry to catch up to demand. Although the industry’s unit shipments decreased modestly from 2006 to 2007, the Company unit shipments were up approximately 10% for 2007. The overall industry demand in 2008 decreased by approximately 36% to approximately 1,600 units. Our boom truck shipments were, however, only down approximately 10% in 2008, as our market share continued to increase, rising from 21% in 2007 to 30% in 2008. As discussed above, the United States and world financial markets came under unprecedented stress beginning in September 2008. As a result, the market for boom trucks in 2009 shrunk to approximately 721 units, a level significantly below what we saw in earlier recessions. Our market share, however, continued to improve in 2009 growing to an approximate 36% market share. The aforementioned market share is based on the sale of boom trucks with lifting capacity of 17 tons and above, as the company does not produce boom trucks with lifting capacity below 17 tons. The Company currently expects a modest increase in overall industry demand in 2010; unit demand is expected to still be significantly below 1,000 units.

The Company is the second leading producer of boom trucks in North America with approximately 36% of all unit sales. Market share based on revenues is even higher because the Company’s sales are skewed to boom trucks with higher lifting capacity. Although the Company offers a complete line of boom trucks from light to heavy capacity cranes, we believe it is an advantage to be skewed towards the heavier lifting capacity. The heavier capacity cranes have somewhat higher margins and historically are believed to be less cyclical. Markets that drive demand for boom trucks include power distribution, oil and gas recovery, and new home construction. The new home construction market, which uses lower capacity cranes, is probably the most cyclical and is where our market share is the lowest. We believe that oil and gas extraction offers the best chance for long-term growth, and is a market where the Manitex subsidiary’s products are well represented.

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

The Company offers its sign cranes through a network of dealers who sell to family run and smaller sized businesses. We are not aware of any centralized reporting agency that exists to size this industry, but management estimates that it could be around 375 machines in an average year. This represents a wholesale market of approximately $30 million when the value of the chassis is excluded and $55 million when included. The Company believes its market share in this segment is approximately 10%. The market has historically been somewhat cyclical fluctuating with general economic conditions. The market for sign cranes was relatively soft during the first nine months of 2008, before coming to a near halt in the fourth quarter. The precipitous decrease in demand in the fourth quarter was the result of the distress in the financial markets and the resulting diminished liquidity and credit availability along with the substantial deterioration in economic condition that followed. The market for sign cranes remained severely depressed for 2009. It is estimated that total sign crane sales for 2009 were under a 100 units. The Company does not expect the market for sky cranes to improve significantly in 2010.

Rough Terrain Cranes

Our subsidiary, Badger Equipment Company, sells specialized rough terrain cranes through a network of dealers. The Badger product line includes: lattice cranes with 20 to 30 ton lifting capacity marketed under the Little Giant trade name, and a newly designed specialized 30 ton rough terrain crane sold under the Badger name. The new 30 ton rough terrain crane is the first in a new line of specialized high quality rough terrain cranes that the Company plans to develop and introduce.

The Little Giant line has five lattice boom models, three of which are dedicated rail cranes. In addition to the rail cranes, Badger sells a 30 ton truck crane and a 25 ton crawler crane. Although Badger end customers include states and municipalities, our sales are predominately to railroads. The Company has an advantage over its competitors in selling to railroads as it is the only crane manufacturer that has integrated the installation of rail gear into its production process. Competitors send their cranes to a third party to have rail gear added which both increases cost and delays deliveries.

The newly designed 30 ton rough terrain crane, which is sold under the Badger name, is available with or without rail gear. The Company shipped its first crane in October 2009. The response from the railroad industry to our new crane has been very favorable. To date we have received orders for the new crane from three different railroads. In the future, the Company expects to generate significant non-railroad revenues for this crane. These revenues are expected to come from states, municipalities and oil refineries.

Specialized Highly Engineered Trailers

Our subsidiary, Manitex Load King, acquired on December 31, 2009, designs and sells build-to-order specialized, highly engineered low-bed, heavy-haul, bottom-dump, and platform trailers and hauling systems. The trailers, except for the bottom-dump, are typically used for transporting heavy equipment. Additionally, Load King has recently launched a trailer refurbishment service. Our trailers are utilized by commercial construction firms, equipment rental companies, oil field service companies, the railroad industry, the U.S. military, and other end users to safely and efficiently haul specialized equipment. The Company routinely customizes its trailers and/or innovates new features to address specific customer, end-market or application needs.

Manitex Load King markets its products through a network of dealers.

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

Part Sales

The Lifting Equipment segment supplies repair and replacement parts for all of its products. The parts business margins are higher than our overall margins and accounts for approximately 15% of our revenues in typical year. Part sales as a percentage of revenues tend to increase when there is a down-turn in the industry. Part sales increased as a percentage of revenues to approximately 28% for the year ended December 31, 2009.

Equipment Distribution Segment

The Company acquired its Equipment Distribution segment in October of 2008 with the acquisition of substantially all the assets of Crane. The Equipment Distribution segment located in Bridgeview, Illinois is a distributor of Terex rough terrain and truck cranes, Fuchs material handlers, Manitex boom trucks and sky cranes. The Equipment Distribution segment sells its products predominately to end users, including the rental market. Its products are used primarily for infrastructure development and commercial construction, and its applications include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance. The Equipment Distribution segment supplies repair parts for a wide variety of medium to heavy duty construction equipment and sell both domestically and internationally. The segment also provides repair services in the Chicago area. Revenues attributable to the Company’s Equipment Distribution segment were less than 10% of the Company’s total revenues for fiscal years 2009 and 2008.

Total Company Revenues by Sources

The sources of the Company’s revenues are summarized below:

	2009	2008	2007
Boom trucks	49%	65%	62%
Sign cranes	2%	3%	4%
Trolley boom unloaders	0%	0%	1%
Rough terrain forklifts	8%	8%	5%
Cushion tire forklift	1%	3%	3%
Military forklifts	6%	2%	8%
Mission oriented vehicles and specialized carriers	0%	1%	2%
Rough terrain & truck cranes	6%	2%	—
Part sales	28%	16%	15%

Total Revenue	100%	100%	100%

In 2009, no customers accounted for 10% or greater of the Company’s revenue. Three customers, Cropac Equipment, Inc., Craneworks, Inc., and Allied Crane & Machinery accounted for 11%, 10%, and 10%, respectively, of the Company’s revenue in 2008. In 2007, no customers accounted for 10% or greater of the Company’s revenue.

Raw Materials

The Company both purchases and fabricates components used in production. Our Manitex subsidiary fabricates cranes which are mounted on truck chassis, which are either purchased by the Company or supplied by the customer. The Company purchases steel and a variety of machined parts and subassemblies including weldments, cylinders, winches, and cables. Manitex Liftking builds rough terrain forklifts, and other specialized carriers. Manitex Liftking fabricates its own cylinders, and masts using quality steel and the most modern technology. Manitex Liftking purchases engines, transmissions, axles, tire, rims and most of its frames. Badger equipment fabricates its frames and booms, but purchases engines, transmissions, axles, tires, rims and other components. Manitex Load King main purchased materials include steel, axles, suspensions, tires, wheels and other engineered components.

Lead times for our components vary from several weeks to many months. The Company is vulnerable to an interruption of supply in instances when only one supplier has been qualified and qualification and supply source changes can exceed a year. The Company has been working on qualifying secondary sources to assure supply and to reduce costs. The degree to which our supply base can respond to changes in market demand directly affects our ability to increase production and the Company attempts to maintain some additional inventory in order to react to unexpected increases in demand. In 2009 and 2008, there were no significant shortages of raw materials that adversely affected production although in 2008 supply shortages did lead to increased prices for certain steel grades. The Company, however, has had its production in the past constrained at times by the ability of its weldments supplier to deliver sufficient quantities when needed.

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

The Company owns and uses several trademarks relating to its brands that have significant value and are instrumental to the Company’s ability to market its products. The Company’s most significant trademarks are its mark “Manitex” (presently registered with the United States Patent and Trademark Office until 2017), and its mark “LIFTKING” (presently registered with the Canadian Intellectual Property Office until 2012). The Company’s subsidiary, Manitex Load King ,sells its products using the trademarks Load King (presently registered with the United States Patent and Trademark Office until 2018) and also utilizes the trademark Power Fold (presently registered with the United States Patent and Trademark Office until 2018). Badger Equipment Company markets its products under the “Little Giant” and Badger trade names. The Manitex, LiftKing, Badger, Little Giant and Load King trademarks and trade names are critically important to the marketing and operation of the Company’s business, as a significant number of our products are sold under those names. The use of the trade name “Noble” is also important to the Company’s business. Although the Company does not own the Noble trade name, it has the right to use the Noble name in connection with its rough terrain forklift product line.

Seasonality

Traditionally, the Company’s peak selling periods for cranes and commercial rough terrain forklifts are in the first half of a calendar year as a result of the need to have new equipment available for the spring, summer and fall construction seasons. The boom truck industry operated at full capacity during 2006 and operated at near full capacity again in 2007. Seasonality is reduced when the industry is operating at full capacity. The Company did not see a significant seasonal effect in 2008. The effect of the distress in the financial markets that occurred in late 2008 resulted in dramatically diminished liquidity and credit availability as well as the substantial deterioration in economic conditions in the United States and throughout the world. This financial crisis has resulted in a precipitous decrease in demand for our products in 2009. We did not see a normal seasonal pattern in 2009, due to the economic state of the economy and believe the present economic state makes historical seasonality trends for 2010 of limited value.

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

Competition

Lifting Equipment Segment

The market for the Company’s boom trucks and sky cranes, commercial rough terrain forklifts, and trailers is highly competitive. The Company competes based on product design, quality of products and services, product performance, maintenance costs and price. Several competitors have greater financial, marketing, manufacturing and distribution resources than we do. The Company believes that it effectively competes with its competitors. An increasing market share for our crane products strongly supports this conclusion.

Military forklifts, special mission oriented vehicles and specialized carriers are highly engineered products and, therefore, only face limited competition. The Company’s rough terrain cranes serve smaller niche markets and, therefore, also have less competition.

The Company’s boom cranes compete with cranes manufactured by National Crane, Terex, Weldco Beales, Elliott and Altec. The Company’s sky cranes compete with cranes manufactured by Elliott, Wilke, and Radocy. The Company competes with Linamar, Sellick, Harlo, Manitou, Mastercraft, and Load Lifter in selling rough terrain forklifts. The Company competes primarily with Terex and Broderson in selling rough terrain cranes. The North American specialty trailer industry is highly fragmented, but our competitors include: Aspen Custom Trailers, Landoll Corporation, Manaca, Inc., and Trail King.

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

Backlog

The backlog at December 31, 2009 was approximately $22.1 million, compared to a backlog of approximately $15.7 million at December 31, 2008. The Company expects to ship product to fulfill its existing backlog within the next twelve months.

Research and Development

The Company spent $0.8 million, $0.8 million and $0.8 million on company-sponsored research and development activities for 2009, 2008 and 2007, respectively.

Geographic Information

The information regarding revenue, the basis for attributing revenue from external customers to individual countries, and long-lived assets is found in “Note 17. Segment Information” to our consolidated financial statements, is hereby incorporated by reference into this Part I, Item 1.

Employees

As of December 31, 2009, the Company had 172 full time employees. The Company has not experienced any work stoppages and anticipates continued good employee relations. Thirty-three of our employees are covered by collective bargaining agreements. Thirty-one of our employees at our Badger subsidiary are represented by International Union, UAW and its local No. 316. The current union contract expires on January 21, 2011. Two employees are currently represented by Automobile Mechanics’ Local 701. The current union contract expires on October 1, 2011. The two employees represented by the Local 701 are mechanics that work in our Equipment Distribution segment. A number of our Equipment Distribution segment’s customers in the Chicago metropolitan area mandate union mechanics usage for any service / repair jobs.

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

We use large amounts of steel and other items in the manufacture of our products. In 2008, market prices of some of our key raw materials increased significantly. If we experience future significant increases in material costs including steel, we may not be able to reduce product cost in other areas or pass future raw material price increases on to our customers, our margins could be adversely affected.

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

As of December 31, 2009, the Company’s total debt was $33.5 million, which includes: revolving term credit facilities, notes payable, and capital lease obligations.

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

The Company has completed six acquisitions since 2006. The successful integration of new businesses depends on the Company’s ability to manage these new businesses and cut excess costs. While the Company believes it has successfully integrated these acquisitions to date, the Company cannot ensure that these acquired companies will operate profitably or that the intended beneficial effect from these acquisitions will be realized.

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

The Company relies on key management.

The Company relies on the management and leadership skills of David Langevin, Chairman and Chief Executive Officer. When Mr. Langevin joined the Company, he signed a three year employment agreement with the Company which expired on December 31, 2008. Mr. Langevin’s employment agreement has been extended and now expires on June 15, 2012. Under the employment agreement, Mr. Langevin’s employment term automatically extends for successive periods of one year unless either the Company or Mr. Langevin gives written notice to the other party of non-renewal at least 90 days prior to the end of the then current employment term. loss of his services could have a significant and negative impact on the Company’s business. In addition, the Company relies on the management and leadership skills of other senior executives. Some of these executives do not have employment or non-compete agreements with the Company. The Company could be harmed by the loss of key personnel in the future.

The Company’s success depends upon the continued protection of its trademarks and the Company may be forced to incur substantial costs to maintain, defend, protect and enforce its intellectual property rights.

The Company’s registered and common law trademarks, as well as certain of the Company’s licensed trademarks, have significant value and are instrumental to the Company’s ability to market its products. The Company’s marks “Manitex” “Liftking” and “Load King” are important to the Company’s business as the majority of the Company’s products are sold under those names. The Company has not registered all of its trademarks in the United States nor in the foreign countries where it does business. The Company cannot assure you that third parties will not assert claims against any such intellectual property or that the Company will be able to successfully resolve all such claims. If the Company has to change the names of any of its products, it may experience a loss of goodwill associated with its brand names, customer confusion and a loss of sales.

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

Our revenues are generated in U.S. dollars and Canadian dollars while costs incurred to generate revenues are only partly incurred in the same currencies. In addition, we have a note payable for approximately $1.0 million Canadian dollars. Changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings.

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

The Company’s principal shareholders, executive officers and directors beneficially own, in the aggregate, approximately 30% of the Company’s common stock as of March 3, 2010. As a result, these shareholders, acting together, will be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations, sales and purchases of assets. They also could dictate the management of the Company’s business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent you from receiving a premium in such a transaction.

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

Sales of a large number of shares of the Company’s common stock, or the availability of a large number of shares for sale, could adversely affect the market price of the Company’s common stock and could impair the Company’s ability to raise funds in additional stock offerings. Approximately 10,964,910 of the Company’s shares are eligible for sale in the public market, approximately 976,856 of which are subject to applicable volume limitations and other restrictions set forth in Rule 144 under the Securities Act.

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

The Company is currently in compliance with NASDAQ requirements. Our daily closing bid share price has, however, been below $1.00 and our total market cap has fallen below $5.0 million in the past twelve months. If our stock price would drop to under $1.00 or our market value of publicly held shares is below $5 million for 30 consecutive trading days, the Company would be out of compliance with the NASDAQ listing requirements. The Company would have a certain period of time to regain compliance after which our stock would be subject to delisting.

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

The Company’s executive suites are located at 7402 W. 100th Place, Bridgeview, Illinois 60455. The Company has five principal operating plants. The Company builds boom cranes, and sign cranes in its 188,000 square foot leased facility located in Georgetown, Texas. The Company builds rough terrain forklifts and special mission oriented vehicles, as well as other specialized carriers in its 85,000 square foot leased facility located in Woodbridge, Ontario. The Company builds specialized rough terrain cranes and material handling product in its 170,000 sq. ft. leased facility located in Winona, Minnesota. The Company builds its specialized highly engineered trailers in its 106,000 sq. ft. owned facility in Elk Point, South Dakota. The Company builds indoor forklifts and operates its crane distribution business in 86,000 square feet leased facility located in Bridgeview, Illinois. The Company’s executive offices are also located in this facility.

All our facilities are used exclusively by our Lifting Equipment segment except for our Bridgeview facility. The Bridgeview facility houses our corporate offices and our Crane & Machinery and Schaeff Lift Truck divisions. The Schaeff Lift Truck Division is in our Lifting Equipment segment and our Crane and Machinery division comprises our Equipment Distribution segment.

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

One of our insurance carriers has denied coverage for two product liability claims. The Company believes the insurance companies’ basis for denial of coverage is improper. As such, the Company has engaged outside legal representation to challenge the insurance companies’ denial of coverage. Currently, the Company is engaged in a declaratory judgment action which contests the denial of coverage. This suit was filed by Colony National Insurance Company against Manitex LLC, Manitex Inc., Manitex Skycrane, LLC, Quantum Equipment, LLC f/k/a Quantum Heavy Equipment, LLC, Quantum Value Management, LLC, Quantum Value Partners, LP and JLG Industries, Inc. It was filed October 2, 2009 in the United States District Court for the Western District of Texas, Austin Division, cause number A09CA724. The Lexington Insurance Company that provides excess coverage over the Colony policy filed a motion to intervene in this action December 8, 2009. That motion has been granted. Colony and Lexington seek a ruling by the court that the defense of JLG in the underlying product liability litigation is not covered by their policies.

Colony has asserted several grounds for its denial of coverage including that JLG is not a named insured under its policy, that the indemnity agreement under which the Company is providing for the defense of JLG is not an “insured contract” under its policy, and that Company voluntarily undertook the defense of JLG for which Colony is not responsible. Lexington asserts basically the same claims plus that it did not receive notice of the claim in accordance with its policy terms and that its exclusion for Professional Services also applies to exclude coverage for the underlying claims.

The Company has answered the Colony complaint and filed a counterclaim against Colony alleging its right to coverage and seeking its costs for JLG’s defense and related costs for Colony’s bad faith refusal to provide defense coverage. In addition to the legal interpretation of the policy terms, The Company relies on the fact that the underlying claims at issue here are virtually identical to an earlier claim against JLG for which Colony provided coverage under the same policy. The Company has also answered the Lexington complaint in intervention generally denying that Lexington is entitled to avoid coverage should the underlying claim exceed the primary policy limits. The Company believes that it has a meritorious position on coverage under both policies.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Price Range of Common Stock

2009	High	Low
First Quarter	$1.60	$0.39
Second Quarter	1.20	0.72
Third Quarter	2.40	0.52
Fourth Quarter	$2.99	$1.66

2008	High	Low
First Quarter	$6.05	$4.00
Second Quarter	5.99	3.55
Third Quarter	5.15	2.79
Fourth Quarter	$3.40	$0.63

Number of Common Stockholders

As of March 3, 2010, there were 59 record holders of the Company’s common stock.

Dividends

During the fiscal years ended December 31, 2009, 2008 and 2007, the Company did not declare or pay any cash dividends on its common stock and the Company does not intend to pay any cash dividends in the foreseeable future. Furthermore, the terms of our credit facility do not allow us to declare or pay dividends without the prior written consent of the lender.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities during the quarter ended December 31, 2009:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs
October 1 through October 31, 2009	2,619	$2.27	—	—
November 1 through November 30, 2009	—	—	—	—
December 1 through December 31, 2009	—	—	—	—

Total	2,619	$2.27	—	—

(1)	Represents shares delivered in payment of withholding taxes in connection with restricted stock vesting by participants under the Company’s 2004 Amended and Restated Equity Incentive Plan.

ITEM 6.	SELECTED FINANCIAL DATA

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

The Company saw significant strategic change in 2006 and 2007. In fiscal 2006, we completed two acquisitions that introduced boom trucks, sign cranes and lifting equipment into our operations as a second business segment. Effective July 3, 2006, the Company completed the purchase of Manitex, Inc. (“Manitex subsidiary”) via an acquisition of all of the membership interests in Quantum Value Management, LLC (an entity owned by certain stockholders of the Company). On November 30, 2006, the Company, through its wholly owned subsidiary, Manitex Liftking, ULC, an Alberta unlimited liability corporation (“Mantes Liftking”), completed the acquisition (the “Liftking Acquisition”) of all of the operating assets of Liftking Industries, Inc., an Ontario, Canada corporation (“Liftking”). On July 31, 2007, the Company further expanded its Lifting Equipment segment by purchasing of the Noble Forklift product line. On October 6, 2008, the Company completed the acquisition of substantially all of the assets of Schaeff Lift Truck Inc. (“Schaeff”) and Crane & Machinery, Inc. (“Crane”) from GT Distribution, LLC (“GT”) (an entity in which Mr. Langevin, our Chairman and CEO, had 38.8% membership interest). Crane is a Chicago area based distributor of Terex and Manitex cranes and is a separate new segment, entitled Equipment Distribution. On July 10, 2009, the Company completed the purchase of Badger Equipment Company (“Badger”) by acquiring 100% of the capital stock of Badger. On December 31, 2009, the Company, through its wholly owned subsidiary, Manitex Load King Inc., a Michigan corporation (“Load King”), completed the acquisition of substantially all of the operating assets and business operations related to Genie Industries, Inc.’s specialized low-bed, heavy-haul, bottom-dump and platform trailer manufacturing business located in Elk Point, South Dakota. The trailers, except the bottom-dump, are typically used for transporting heavy equipment. The results for the acquisitions have been included from their respective dates of the acquisition.

Against the background of the operating losses generated in recent history by the Testing & Assembly Equipment segment operations based at Wixom, Michigan, the Company conducted a strategic review of these operations. On March 29, 2007, our Board of Directors approved a plan to sell our Testing & Assembly Equipment segment’s operating assets including its inventory, machinery, equipments and patents. As a result, our Testing & Assembly Equipment segment has been accounted for as a discontinued operation starting with the first quarter of 2007 until its disposition. On July 5, 2007, the Company entered into an Asset Purchase Agreement with EuroMaint Industry, Inc., a Delaware corporation (“EuroMaint”). Under the terms of the Asset Purchase Agreement, the Company agreed to sell and EuroMaint agreed to purchase certain assets of the Company used in connection with the Company’s diesel engine testing equipment business. EuroMaint also assumed and agreed to pay, perform and discharge when due certain obligations of the Company arising in connection with the operation of the Company’s diesel engine testing equipment business. In addition to the assumption of those certain assumed liabilities, EuroMaint agreed to pay to the Company the aggregate purchase price of $1.1 million. This transaction was completed on August 1, 2007. As of August 31, 2007, all operations of the Company’s Testing & Assembly Equipment segment had ceased. The Testing & Assembly Equipment segment operated from a leased facility. The lease termination date for this facility was August 31, 2007. The below financial data for the years 2005 to 2009 present the former Testing & Assembly Equipment segment as a discontinued operation. See Note 6 in the consolidated financial statements for further details.

	AS OF OR FOR THE YEAR ENDED DECEMBER 31,
	2009	2008 (1)	2007 (1)	2006 (1)	2005 (1)
Continuing operations:
Revenues	$55,887	$106,341	$106,946	$40,676	$—
Operating income (loss) from operations	3,344	3,408	6,353	1,159	(584)
Income (loss) from continuing operations before income taxes	1,542	1,392	2,289	(786)	(429)
Provision (benefit) for taxes on income (1)	(2,097)	(407)	163	(239)	(142)
Net income (loss) from continuing operations	3,639	1,799	2,126	(547)	(287)
Discontinued operations:
Income (loss) from discontinued operations, net	—	199	(1,122)	(8,342)	(1,965)
Gain (loss) on sale or closure of discontinued operations, net of income tax	—	200	(48)	—	—
Net income (loss)	$3,639	$2,198	$956	$(8,889)	$(2,252)
Basic earning (loss) per share:
Income (loss) from continuing operations	$0.33	$0.18	$0.25	$(0.10)	$(0.07)
Income (loss) from discontinued operations, net of income taxes	$—	$0.02	$(0.13)	$(1.56)	$(0.45)
Gain (loss) on sales or closure of discontinued operations, net of income taxes	$—	$0.02	$(0.01)	$—	$—
Net income (loss)	$0.33	$0.22	$0.11	$(1.66)	$(0.52)
Diluted income (loss) per share:
Income (loss) from continuing operations	$0.33	$0.17	$0.23	$(0.10)	$(0.07)
Income (loss) from discontinued operations, net of income taxes	$—	$0.02	$(0.12)	$(1.56)	$(0.45)
Gain (loss) on sales or closure of discontinued operations, net of income taxes	$—	$0.02	$(0.01)	$—	$—
Net incomes (loss)	$0.33	$0.21	$0.10	$(1.66)	$(0.52)
Shares used to calculate earnings per share:
Basic	10,957,646	10,071,585	8,557,095	5,346,225	4,339,649
Diluted	10,965,444	10,375,062	9,214,407	5,346,225	4,339,649
Total assets:
Continuing operations	$94,685	$86,228	$80,003	$82,114	$5,131
Discontinued operations	—	—	172	1,730	12,096
Total assets	$94,685	$86,228	$80,175	$83,844	$17,227
Total debt:
Continuing operations	$33,511	$28,061	$24,994	$36,980	$—
Discontinued operations	—	—	—	—	—
Total debt	$33,511	$28,061	$24,994	$36,980	$—
Total shareholders’ equity	$40,428	$35,014	$30,686	$18,440	$16,171

(1)	The financial data for the years 2005 to 2008 presents the former Testing & Assembly Equipment segment as a discontinued operation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

It is important to note that our actual results could differ materially from those included in such forward-looking statements due to a variety of factors including: (1) substantial deterioration in economic conditions, especially in the United States and Europe; (2) our customers’ diminished liquidity and credit availability; (3) difficulties in implementing new systems, integrating acquired businesses, managing anticipated growth, and responding to technological change; (4) our ability to negotiate extensions of our credit agreements and to obtain additional debt or equity financing when needed; (5) the cyclical nature of the markets we operate in; (6) increases in interest rates; (7) government spending; fluctuations in the construction industry, and capital expenditures in the oil and gas industry; (8) the performance of our competitors; (9) shortages in supplies and raw materials or the increase in costs of materials; (10) our level of indebtedness and our ability to meet financial covenants required by our debt agreements; (11) product liability claims, intellectual property claims, and other liabilities; (12) the volatility of our stock price; (13) future sales of our common stock; (14) the willingness of our stockholders and directors to approve mergers, acquisitions, and other business transactions; (15) currency transactions (foreign exchange) risks and the risk related to forward currency contracts; and (16) certain provisions of the Michigan Business Corporation Act and the Company’s Articles of Incorporation, as amended, Amended and Restated Bylaws, and the Company’s Preferred Stock Purchase Rights may discourage or prevent a change in control of the Company; (17) NASDAQ Capital Markets may cease to list our Common Stock; and (18) other risks described in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K.

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

OVERVIEW

Historically, the Company designed, developed, and built specialty Testing & Assembly Equipment for the automotive and heavy equipment industries that identifies defects through the use of signature analysis and in-process verification. In fiscal 2006, the Company completed two acquisitions that introduced Lifting Equipment into the Company operations as a second segment of activity. Effective July 3, 2006, the Company completed the purchase of Manitex, Inc. (“Manitex subsidiary) via an acquisition of all of the membership interests in Quantum Value Management, LLC (an entity owned by certain stockholders). A leading provider of engineered lift solutions in North America, the Manitex subsidiary is based in Georgetown, Texas. The Manitex subsidiary designs, manufactures, and markets a comprehensive line of boom trucks, and sign cranes. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration, and infrastructure development including: roads, bridges and commercial construction. On November 30, 2006, the Company, through its wholly owned subsidiary, Manitex Liftking, ULC., an Alberta unlimited liability corporation (“Manitex Liftking”) completed the acquisition (the “Liftking Acquisition”) of all of the operating assets of Liftking Industries, Inc. an Ontario, Canada corporation (“Liftking”). Manitex Liftking is headquartered in Woodbridge (Toronto), Ontario and manufactures a complete line of rough terrain forklifts and special mission oriented vehicles, as well as other specialized carriers, heavy material handling transporters, and steel mill equipment. On July 31, 2007, the Company further expanded its Lifting Equipment segment by purchasing the Noble Forklift product line. The Noble product line is comprised of four rough terrain forklifts in several configurations, which are being produced in the Company’s existing facilities located in Georgetown, Texas and Woodbridge, Ontario. On October 6, 2008, the Company completed the acquisition of substantially all of the assets of Schaeff Lift Truck Inc. (“Schaeff”) and Crane & Machinery, Inc. (“Crane”) from GT Distribution, LLC. Schaeff, which produces a line of stand-up electric forklifts, further expands the Lifting Equipment segment. Crane is a Chicago area based distributor of Terex and Manitex cranes and comprises a separate segment, entitled Equipment Distribution.

On July 10, 2009, the Company completed the purchase of Badger Equipment Company (“Badger”) located in Winona, Minnesota by acquiring of the issued and outstanding capital stock of Badger. Badger is a manufacturer of specialized rough terrain cranes and material handling products, including a newly introduced 30-ton model, the first in new line of specialized high quality rough terrain cranes. Badger primarily serves the needs of the construction, municipality, and railroad industries. On December 31, 2009, the Company, through its wholly owned subsidiary, Manitex Load King Inc., a Michigan corporation (“Load King”), completed the acquisition of substantially all of the operating assets and business operations related to Genie Industries, Inc.’s specialized low-bed, heavy-haul, bottom-dump and platform trailers manufacturing business located in Elk Point, South Dakota. Load King trailers serve niche markets in the commercial construction, railroad, military, and equipment rental industries through a dealer network. The trailers, except the bottom dump, are typically used for transporting heavy equipment. Load King complements our existing material handling business.

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

As a result of the Company’s decision to sell the Testing & Assembly Equipment segment, the results of this operation have been reported as a discontinued operation for all periods presented in the Consolidated Financial Statements. As result of discontinuing our Testing & Assembly Equipment segment, the Company operated in only a single business segment, Lifting Equipment, until October 6, 2008 when the Company acquired Crane. As noted above, Crane is a Chicago area based distributor of Terex and Manitex cranes and comprises a separate segment, entitled Equipment Distribution.

The Company, except for our Equipment Distribution segment, derives most of its revenue from purchase orders from dealers and distributors. Our Equipment Distribution segment is a distributor, which sells its products principally to the end user.

Historically, the demand for the Company’s products has depended upon the general economic conditions of the markets in which the Company competes. The Company’s sales depend in part upon its customers’ replacement or repair cycles. Adverse economic conditions, including a decrease in commodity prices, typically causes our customers to forego or postpone new purchases in favor of repairing existing machinery.

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

In response to the impact of economic conditions and longer sales cycles, it was determined that swift management action was necessary to ensure that operating activity was balanced with current demand levels. Since the end of the third quarter 2008, we have implemented across the board cost reductions. The specific actions taken to achieve these cost reductions comprise headcount reductions of salaried and hourly employees, virtual elimination of overtime, suspension of additional hires and merit increases, reduction in executive and salaried pay, bonus and benefits and the introduction of shortened work weeks. Management believes that these actions, although difficult, are required to enable the Company to adjust to current conditions and position it to respond quickly when the market recovers. Certain of the aforementioned actions were implemented before December 31, 2008. Significant additional steps were implemented shortly after year end December 31, 2008. The Company continued to monitor its cost structure and made some additional adjustments during 2009. Restructuring costs were $.03 million and $0.3 million for 2009 and 2008, respectively.

Additionally the Company has expanded its sales efforts, which includes an expanded focus into international markets and selling to rental companies with a national scope, as well as supply chain cost reductions.

Gross Profit varies from period to period. Factors that affect gross profit include product mix, production levels and cost of raw materials. Margins tend to increase when production is skewed towards larger capacity cranes, special mission oriented vehicles, specialized carriers and heavy material transports.

The following table sets forth certain financial data for the three years ended December 31, 2009, 2008, and 2007:

Results of Consolidated Operations

MANITEX INTERNATIONAL, INC.

(Thousands of Dollars, except share data)

	Year Ended December 31, 2009	Year Ended December 31, 2008 (1)	Year Ended December 31, 2007 (1)
Net revenues	$55,887	$106,341	$106,946
Cost of sales	44,730	88,876	87,027

Gross profit	11,157	17,465	19,919
Operating expenses
Research and development costs	836	819	808
Restructuring expenses	255	329	—
Selling, general and administrative expense, including corporate expense of $1,997; $3,042, and $3,756 for 2009, 2008 and 2007, respectively	10,537	12,909	12,758
Gain on bargain purchase	(3,815)	—	—

Total operating expenses	7,813	14,057	13,566

Operating income from continuing operations	3,344	3,408	6,353
Other income (expense)
Interest income	—	—	6
Interest expense	(1,864)	(1,961)	(3,438)
Foreign currency transaction gains (loss)	59	(99)	(751)
Other income (expense)	3	44	119

Total other expense	(1,802)	(2,016)	(4,064)

Income from continuing operations before income taxes	1,542	1,392	2,289

Provision (benefit) for taxes on income	(2,097)	(407)	163

Net income from continuing operations	3,639	1,799	2,126

Discontinued operations:
Income (loss) from discontinued operations, net of income taxes (benefit) of $0, and $0 in 2008, and 2007, respectively	—	199	(1,122)
Gain (loss) on sale or closure of discontinued operations, net of income tax $0 and $0 in 2008 and 2007, respectively	—	200	(48)

Net income	$3,639	$2,198	$956

(1)	The financial data for 2008 and 2007 presented reflects the former Testing & Assembly Equipment segment as a discontinued operation.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The results for acquisitions are included from the date of acquisition: July 31, 2007 for the Noble product line; October 6, 2008 for the assets of Crane & Machinery, Inc.;. and Schaeff Lift Truck, Inc.; July 10, 2009 for Badger Equipment Company; and December 31, 2009 for the assets of Manitex Load King, Inc. The Company acquired its Equipment Distribution segment on October 6, 2008 with the acquisition of substantially all the assets of Crane & Machinery. As a result, 2009 includes a full year result for Crane and Schaeff and six months for Badger. The results for 2008 include three months of operations for Crane and Schaeff. The operating results for 2009 and 2008 were not impacted by the Manitex Load King acquisition as the transaction closed on December 31, 2009.

Net income

The net income of $3.6 million for the year ended December 31, 2009 is entirely from continuing operations. The net income of $2.2 million reported for the year ended December 31, 2008 consists of net income from continuing operations of $1.8 million, earnings from discontinued operations of $0.2 million and a gain on sale of discontinued operations of $0.2 million.

The results for 2009 include gains on bargain purchases of $900 and $2,915 recorded in connection with the Badger and Load King acquisitions, respectively. See Note 18 in the Consolidated Financial Statements for additional details concerning the gain.

Results of continuing operations

For the year ended December 31, 2009, net income from continuing operations was $3.6 million, which consists of revenue of $55.9 million, cost of sales of $44.7 million, gains on bargain purchases of $3.8 million, research and development costs of $0.8 million, SG&A costs excluding corporate expenses of $8.5 million, corporate SG&A expenses of $2.0 million, restructuring expenses of $0.3 million, interest expense of $1.9 million, foreign currency transaction gain of $0.1 million and income tax benefit of $2.1 million.

For the year ended December 31, 2008, net income from continuing operations was $1.8 million, which consists of revenue of $106.3 million, cost of sales of $88.9 million, research and development costs of $0.8 million, SG&A costs excluding corporate expenses of $9.9 million, corporate SG&A expenses of $3.0 million, restructuring expenses of $0.3 million, interest expense of $2.0 million and other expense, foreign currency transaction expense of $0.1 million and income tax benefit of $0.4 million.

Net revenue and gross profit—For the year ended December 31, 2009, net revenue and gross profit were $55.9 million and $11.2 million, respectively. Gross profit as a percent of sales was 20.0% for the year ended December 31, 2009. For the year ended December 31, 2008, net revenue and gross profit were $106.3 million and $17.5 million, respectively. Gross profit as a percent of revenues was 16.4% for the year ended December 31, 2008. Excluding the effect of the Badger, Crane and Schaeff acquisitions revenues would have decreased $58.7 million, as Badger had 2009 revenues of $3.7 million and Crane and Schaeff had revenues of $2.8 million and $1.8 million for the nine months ended September 30, 2009, respectively. Our fourth quarter results for both 2009 and 2008 included revenues for Crane and Schaeff operations as these two operations were acquired on October 6, 2008.

The decrease in revenues is attributed to the unprecedented stress in the world financial markets and the significant deterioration in economic conditions, especially in the United States and Europe that followed. The Company has experienced significant decreases in revenues across all its commercial product lines. However, our revenue from military sales, which have historically fluctuated significantly from year to year, were up over 100% in 2009. Our military related revenues in total comprised approximately 6% of 2009 total revenues. The overall decrease in revenues is overwhelmingly due to a decrease in unit sales of the Company’s heavy equipment products. Part sales (which traditionally account for approximately 16% of total revenues) have been adversely impacted. The percentage decrease in part sales was, however, not as severe as it was for unit sales. Part sales as a percent of total revenues increased to 28/% in 2009 from 16% in the prior year. Although boom truck revenues were down dramatically in 2009, due to an overall market conditions, we were encouraged to see that our market share for boom trucks (our most significant product) continues to increase. Our market share for boom trucks increased to 36% for 2009 from 30% in 2008 and 21% in 2007.

Additionally, orders with a total value of $3.4 million, which were shipped predominately in October and November, were not included in our 2009 revenues, as we would have expected. These particular items were shipped F.O.B destination and had not been received by the customer as of December 31, 2009 and as such could not be included in 2009 revenues. The customer, an international agency, purchased the items and had us ship the units to remote locations, which accounted for the extremely long delivery times. The units have now been received by the customers and will be included in our first quarter 2010 revenues.

Gross profit as a percent of net revenues increased to 20.0% for the year ended December 31, 2009 from 16.4% for the comparable 2008 period, an improvement of 3.6%. This improvement is attributed to a significant improvement in our margin for material handling products and the favorable effect that the Crane and Schaeff acquisition had on our gross margin percent. The improvement in forklift/specialized carrier margin percent is due to restructuring activities that occurred during the second half of 2008 and the first quarter of 2009, a weakening of the Canadian dollar, and a favorable product mix (the result of increased military business). Crane and Schaeff margins were high as part sales accounted for a very significant portion of their 2009 revenues. Part sales across all product lines have higher margins. Our crane products gross margin percent for 2009 decreased slightly from the prior year (less than 1%) as our restructuring initiatives and other cost savings measures did not fully offset the effect of a change in mix towards lower tonnage cranes and the decrease in volume.

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

We began to experience the effects of the current economic recession in September of 2008, which resulted in a dramatic curtailment of our new orders, requests to delay deliveries and, in some cases to cancellation of existing orders. In response to these adverse economic conditions and longer sales cycles, management took action to balance its operations with decreased demand levels. The specific actions taken to achieve these cost reductions included headcount reductions of salaried and hourly employees, virtual elimination of overtime, suspension of additional hires and merit increases, reduction in executive and salaried pay, bonus and benefits and the introduction of shortened workweeks. These actions, although difficult, were required to enable the Company to adjust to current conditions and position it to respond quickly when the market recovers. Certain of the aforementioned actions were implemented before December 31, 2008. Significant additional steps were implemented shortly after year end and still other additional staff reductions occurred during the remainder of 2009.

The following is summary of staff reductions and restructuring expenses (severance payments):

	Year Ended December 31, 2009			Year Ended December 31, 2008
	Staff reduction	Severance	Average	Staff reduction	Severance	Average
Normal course	—	—	—	26	$236 thousand	$9 thousand	(1)
Related to economic conditions	67	$255 thousand	$4 thousand	53	93 thousand	$2 thousand

Total	67	$255 thousand	$4 thousand	79	$329 thousand	$4 thousand

(1)	Canadian law requires that a minimum severance based on years of service be paid to terminated employees. As a result, it is generally more costly to terminate an employee in Canada. As expected the average severance costs for our Manitex Liftking facility (located in Ontario, Canada) are higher.

Additionally, the Company is focused on several new North American and international sales initiatives and supply chain cost reduction initiatives which are designed to continue market share gains, and to improve margins and profitability.

Selling, general and administrative expense—Selling, general and administrative expense for the year ended December 31, 2009 was $10.5 million compared to $12.9 million for the comparable period in 2008. Corporate expenses were $2.0 million and $3.0 million for the years ended December 31, 2009 and 2008, respectively. Selling, general and administrative, excluding corporate expenses, decreased $1.3 million to $8.5 million for the year ended December 31, 2009 from $9.9 million for the prior year. Excluding the effect of the Badger, Crane and Schaeff acquisitions selling, general and administrative expense (excluding corporate expenses) would have decreased $3.3 million, as Badger had 2009 expenses of $0.5 million and Crane and Schaeff had expenses of $0.8 million and $0.8 million for the nine months ended September 30, 2009, respectively. Our fourth quarter results for both 2008 and 2009 included selling, general and administrative expenses for the Crane and Schaeff operations as these two operations were acquired on October 6, 2008. A decrease in compensation expenses, including commissions, account for approximately 50% of the decrease. The decrease in compensation expenses is attributed to headcount reductions of salaried and hourly employees, virtual elimination of overtime, suspension of additional hires and merit increases, reduction in salaried pay, and benefits and the introduction of shortened workweeks as well as the impact that lower sales had on commissions. A decrease in show expenses and travel account for another 20% of the decrease. Show and travel expenses were down in part because 2008 included costs of approximately $0.3 million related to our participation in the Con Expo trade show in March 2008. The Con Expo show, which is held every three years, was held in Las Vegas from March 11 to March 15, 2008. This show is an international gathering place for the construction industries. The remaining decrease is due a number of other factors including a decrease in legal expense and lower average Canadian exchange rate for 2009.

Corporate expenses decreased $1.0 million to $2.0 million for the year ended December 31, 2009 from $3.0 million for the comparable period in 2008. Approximately 70% of the decrease is related to decreased compensation costs, the result of salary reductions, elimination of bonuses and lower stock related compensation, as the Company did not make any stock grants in 2009. The remainder of the decrease is related to decreases in several expense items including decrease in legal costs, recruiting fees, lower D&O insurance premiums and a decrease in public relation expenses.

Gain on bargain purchases—The results for 2009 includes gains on bargain purchases of $900 and $2,915 recorded in connection with the Badger and Load King acquisitions, respectively. In accordance with ASC 805, any excess of fair value of acquired net assets over the acquisition consideration results in a bargain purchase in accordance with acquisition method of accounting, any resulting gain on bargain purchase must be recognized in earnings on the acquisition date. The gains on bargain purchases are disclosed on a separate line in the Company consolidated statement of operations for year ended December 31 2009. See Note 18 in the Consolidated Financial Statements for additional details concerning the gain.

Operating income—The Company, had operating income of $3.3 million and $3.4 million for the years ended December 31, 2009 and 2008, respectively. Adjusting operating income to exclude the gains on bargain purchases would have resulted in an adjusted operating loss of $0.5 million for the year ended December 31, 2009. The decrease in operating income, excluding gains on bargain purchases, is entirely attributed to a decrease in revenues as the gross profit percent improved by 3.6% to 20.0% for 2009 from 16.4% for 2008 and operating expenses decreased by $2.4 million (excluding the gain on bargain purchases).

Interest expense—Interest expense was $1.9 million and $2.0 million for the years ended December 31, 2009 and 2008, respectively. The decrease in interest is due to lower interest rates through July 9, 2009. The prime rate decreased in several increments from 7.25% at January 8, 2008 to 3.25% at December 16, 2008. The prime rate remained unchanged at 3.25% for the entire year ended December 31, 2009. The Company benefits from lower interest rates as a significant portion of our debt is indexed to the prime rate.

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

Modestly higher average outstanding debt for 2009 compared to average outstanding debt for 2008 partially offset the effect of lower interest rates for the first six months. The increase in average debt is attributed to acquisition debt related to Crane, Schaeff (acquired October 6, 2008) and Badger (acquired July 10, 2009) which was partially offset by lower balances on credit lines, our term debt and the Manitex Liftking acquisition note.

Foreign currency transaction gains and loss—The Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds. The Company records at the balance sheet date the forward currency exchange contracts at their market value with any associated gain or loss being recorded in current earnings as a currency gain or loss.

The foreign currency transaction gain for the year ended December 31, 2009 was $0.1 million and the foreign currency loss was $0.1 million for the year ended December 31, 2008. The aforementioned foreign currency gain or loss is net of forward currency contracts gains and losses.

Income tax (benefit)—The income tax benefit was $2.1 million and $0.4 million for the years ended December 31, 2009 and 2008, respectively. The 2009 tax benefit is primarily related to the reversal in valuation allowance related to the change in realizability of the Company’s deferred tax assets, as deferred tax liabilities were recorded in connection with the Badger and Load King acquisition. The 2008 effective tax rate differs from the federal statutory rate due to the current utilization of prior year losses for which no benefit was previously received and a tax benefit related to a discrete item for the recognition of a deferred tax asset for the Texas Temporary Margin Tax Credit as a result of a resolution of an income tax examination

Net income from continuing operations—Net income from continuing operations for the year ended December 31, 2009 was $3.6 million. This compares with a net income from continuing operations for the year ended December 31, 2008 of $1.8 million.

Discontinued operations

For the year ended December 31, 2008, discontinued operations reported net income of $0.2 million. For 2008, discontinued operations had income resulting from the reversal of a $0.1 million warranty reserve as it was determined that it was not needed and a $0.1 million payment received related to the settlement of a contract dispute. Additionally, the Company recorded a gain of $0.2 million on the sale or closure of a discontinued operation. The gain resulted from the reversal a reserve for termination of contracts, as it was determined that it was not needed.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The results for acquisitions have been included in the accompanying consolidated statement of operations from the date of their respective acquisition, i.e., July 31, 2007 for the Noble product line acquisition and October 6, 2008 for the Crane and Schaeff acquisition. As a result 2008 includes a full year of results for the Noble product line and three months for the Crane and Schaeff acquisition. The results for 2007 include results for the Noble product line for five months, although these are not significant.

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

Gross profit as a percent of net revenues decreased to 16.4% for the year ended December 31, 2008 from 18.6% for the comparable 2007 period, an erosion of 2.2%. The decrease in margin percent is due to a decrease in the gross margin percent for crane products which was offset by a modest increase in the gross margin for forklifts and specialized carriers. The decrease in crane product margins was caused by a significant increase in the cost of raw materials and components. Although we experienced material price increases over the first half of the year, these were not nearly of the magnitude that we experienced starting late in the second quarter and into the third quarter. Through the second quarter of 2008, increases in material prices were largely offset by increases in the sale of cranes with higher lifting capacity (which have higher gross margins), the benefit of sourcing materials from lower cost countries, a price increase that was instituted in mid year 2007 and an improvement in production efficiencies. It became clear during the third quarter of 2008 that these rapidly accelerating material price increases were going to continue and would adversely impact the Company’s margins. In June, 2008, the Company announced its annual price increases for all new orders received on or after July 1st. The Company continued to honor old prices on its existing backlog. As such, the benefit from the price increase did not occur until late 2008 or early 2009t. To further offset the effect of price increases, the Company instituted a 4 to 5% surcharge on cranes shipped in the later part of the fourth quarter 2008.

The forklift/specialized carrier product line margin as percentage of net revenue increased modestly. Although the cost of materials for forklifts specialized carriers also increased, the effect was more than offset by a restructuring initiative that occurred early in the third quarter of 2008, the elimination of start-up of inefficiencies for the Noble product line and the weakening of the Canadian dollar, which positively impacted margins on US dollar sales.

Restructuring expenses—During the third quarter of 2008, the Company began to restructure the manufacturing processes at its Manitex Liftking facility with the objective of improving production efficiencies and lowering our costs. The Company began to experience the benefits of the staffing reductions in the fourth quarter of 2008. An evaluation of the current staffing was completed and as a result, the workforce was reduced by 26 employees to align the size of our workforce to our production requirements. In connection with the reduction in force, the Company was required to pay terminated employees $0.2 million in severance, which has been included in operating expense and is shown in the income statement on a line entitled “restructuring expenses.”

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

Interest expense—Interest expense was $2.0 million and $3.4 million for the years ended December 31, 2008 and 2007, respectively. The decrease in interest is due to a decrease in average outstanding debt for 2008 versus average outstanding debt for 2007 and lower interest rates. Although total debt at December 31, 2008 of $28.1 million is higher than the outstanding debt at December 31, 2007 of $25.0 million, the average for 2008 is lower than the average for 2007. The $3.1 million increase in total debt from 2007 to 2008 is entirely attributed to debt related to the Crane and Schaeff acquisition that occurred on October 6, 2008. Additionally, on September 10, 2007, the Company closed a $9.0 million private placement of its common stock. The Company’s net cash proceeds after fees and expenses were $8.2 million, and were used to reduce the Company’s outstanding debt. As indicated the Company also benefited from lower interest rates as a significant portion of our debt is indexed to the prime rate. The prime rate decreased from 7.25% at December 31, 2007 to 3.25% at December 31, 2008. Due to the improved financial strength of the Company our bank has agreed to further lower the interest rate on our domestic line of credit from prime plus 0.75% to prime plus 0.25%. and on our Canadian line from Canadian prime plus 2.0% to Canadian prime plus 1.5% for Canadian dollar borrowings.

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

Discontinued operations

For the year ended December 31, 2008, discontinued operations reported net income of $0.2 million as compared to a loss of $1.1 million for 2007. For 2008, discontinued operations had income resulting from the reversal of a $0.1 million warranty reserve as it was determined that it was not needed and a $0.1 million payment received related to the settlement of a contract dispute. In 2007, the net loss from discontinued operations of $1.1 million was comprised of costs of sales of $1.6 million, operating expenses of $1.0 million offset by revenue of $1.5 million.

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

In 2008, the Company reversed the $0.2 million reserve for termination of contracts, as it was determined that it was not needed.

SEGMENT INFORMATION

Lifting Equipment Segment

	2009 (1)	2008 (1)	2007 (1)
Net revenues	$52,392	$103,343	$106,946
Operating income	5,420	6,382	10,109
Operating margin	10.3%	6.2%	9.5%

(1)	Financial results for acquisitions are included from the date of acquisition: July 31, 2007 for the Noble product line , October 6, 2008 for the assets of Schaeff Lift Truck, Inc, July10, 2009 for Badger Equipment Company and December 31, 2009 for Manitex Load King, Inc.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Revenues—Net revenues decreased $51.0 million to $52.4 million for the year ended December 31, 2009 from $103.3 million for the comparable period in 2008. Excluding the effect of the Badger, and Schaeff acquisitions revenues would have decreased $56.5 million, as Badger had 2009 revenues of $3.7 million and Schaeff had revenues of $1.8 million for the nine months ended September 30, 2009, respectively. Our fourth quarter results for both 2008 and 2009 had revenues for Schaeff as it was acquired on October 6, 2008. The decrease in revenues is attributed to the unprecedented stress in the world financial markets and the significant deterioration in economic conditions, especially in the United States and Europe that followed. The Company has experienced significant decreases in revenues across all its commercial product lines. However, our military revenues, which have historically fluctuated significantly from year to year, were up over 100% in 2009. The governmental related revenues in total comprised approximately 6% of the segment’s 2009 revenues. The overall decrease in revenues is overwhelmingly due to a decrease in unit sales of the Company’s heavy equipment products. Part sales have also been adversely impacted. The percentage decrease in part sales was, however, not as severe as it was for unit sales. Although boom truck revenues were down dramatically in 2009, due to overall market conditions, we were encouraged to see that our market share for boom trucks (our most significant product) continues to increase. Our market share for boom trucks increased to 36% for 2009 from 30% in 2008 and 21% in 2007.

Additionally, orders with a total value of $3.4 million, which were shipped predominately in October and November, were not included in our 2009 revenues, as we would have expected. These particular items were shipped F.O.B destination and had not been received by the customer as of December 31, 2009 and as such could not be included in 2009 revenues. The customer, an international agency, purchased the items and had us ship the units to very remote places, which accounted for the extremely long delivery times. The units have now been received by the customers and will include in our first quarter 2010 revenues.

Operating Income and Operating Margins—Operating income of $5.4 million for the year ended December 31, 2009 was equivalent to 10.3% of net revenues compared to an operating income of $6.4 million for the year ended December 31, 2008 or 6.2% of net revenues. Adjusting operating income to exclude the gains on bargain purchases would resulted in an adjusted operating income of $1.6 million or 3.1% of revenue for the year ended December 31, 2009. The decrease in adjusted operating income and adjusted operating income as a percentage of net revenues is entirely due to a decrease in revenue as the gross margin percent improved by approximately 2.8%. This improvement is attributed to a significant improvement in our margin for material handling products and favorable effect that the Schaeff acquisition had on our gross margin percent. The improvement in forklift/specialized carrier margin percent is due to restructuring activities that occurred during the second half of 2008 and during the first quarter 2009, to a weakening of the Canadian dollar, and a favorable product mix (the result of increased military business). Schaeff margins were high as part sales accounted for a very significant portion of their 2009 revenues. Part sales across all product lines have higher margins. Our crane products gross margin percent for 2009 decreased slightly from the prior year (less than 1%) as our restructuring initiatives and other cost savings measures did not fully offset the effect of a change in mix towards lower tonnage cranes and the decrease in volume. The decrease in gross profit was partially offset by a decrease of $1.9 million in operating expenses.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

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

Equipment Distribution Segment

	2009 (1)	2008 (1)	2007 (1)
Net revenues	$3,495	$2,998	$—
Operating income	(79)	68	—
Operating margin	(2.3)%	2.3%	—

(1)	Financial results for acquisitions are included from the date of acquisition: October 6, 2008 for the assets of Crane & Machinery, Inc.

On October 6, 2008, the Company acquired the assets of and Crane located in Bridgeview, Illinois, Crane is a distributor of Terex rough terrain and truck cranes and Manitex boom trucks and sign cranes and is being treated as a separate reporting segment entitled Equipment Distribution. The results for the Crane acquisition are included from the date of the acquisition as such there are no comparative results for 2007.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net revenues—The Equipment Distribution segment net revenue increased $0.5 million to $3.5 million for the year ended December 31, 2009 from $3.0 million in the prior year. The increase is the result of 2009 being a full year whereas 2008 was a three month period as Crane was acquired on October 6, 2008. Pro forma revenues for 2008 assuming the Crane acquisition occurred on January 1, 2008 are $10.5 million.

On a Pro forma basis Cranes revenues decreased $7.0 million to $3.5 million for 2009 from $10.5 million for 2008. The dramatic decrease in revues is attributed to the unprecedented stress in the world financial markets that began in September 2008 and the significant deterioration in economic conditions, especially in the United States and Europe that followed. As result, the Crane’s 2009 revenues on pro forma basis decreases $5.8 million, the remaining decrease of $1.2 million is related decrease in part sales and service revenues.

Operating (loss) Income and Operating Margins—The operating loss of $0.1 million for the year ended December 31, 2009 was equivalent to (2.3)% of net revenues compared to operating income of $0.1 million for the year ended December 31, 2008 or 2.3% of net revenues. The change in operating income is due to a decrease in revenues from 2008 to 2009 and the fact that operating expense for 2009 are for a full year and 2008 were only for three months. The gross margin percent for 2009 is higher than it was in 2008, primarily because part sales comprise a much larger percent of total revenues in 2009 that they did in 2008. Part sales have higher margins.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net revenues—The Equipment Distribution segment had net revenues of $3.0 million for the year ended December 31, 2008.

Operating Income and Operating Margins—Operating income of $0.1 million for the year ended

December 31, 2008 was equivalent to 2.3% of net revenues

Liquidity and Capital Resources

Cash and cash equivalents were $0.3 million and $0.4 million at December 31, 2009 and December 31, 2008, respectively. As of December 31, 2009, the Company had approximately $2.2 million available to borrow under its credit facilities.

In 2009, existing debt (including lines of credit, capital lease obligations and the current portion of notes payable and capital lease obligations) increased $5.4 million dollars to $33.5 million from $28.1 million at December 31, 2008. The increase in debt is entirely attributed the Badger and Load King acquisitions. In connection with the Badger acquisition, the Company issued a promissory note for $2.8 million which was determined to have fair market value of $2.4 million and entered into a $1.7 million capital lease for Badger facility. In connection with the Load King acquisition, the Company issued a promissory note for $2.8 million which was determined to have fair market value of $2.6 million.

Excluding the new debt associated with the Badger and Load King acquisition debt, our debt would have decreased by approximately $1.3 million. The following is a summary of changes in debt (excluding acquisition debt of $6.7 million:

Revolving credit facility	$(3.2)	million
Revolving Canadian credit facility	3.0	million
Liftking acquisition note	(0.5)	million (net of $0.2 million increase due to exchange rates)
QVM acquisition bank debt	(0.6)	million
Capital leases	(0.3)	million (net of new capital lease of $0.1 million)
Floor plan	0.4	million
Note payable—Terex	(0.2)	million (including $0.15 million paid with Company Stock)
Other	0.1	million

	$(1.3)	million

Our Canadian subsidiary, Manitex Liftking, increased its borrowing under the Revolving Canadian credit facility by $3.0 million during 2009. The additional funds were used to finance working capital associated with some very large orders that shipped in fourth quarter of 2009 or will ship in the first and second quarters of 2010. In fact, $3.4 million, which was predominately shipped in October and November, was excluded from 2009 revenues, as the units had not been received by our customer at December 31, 2009. The customer, an international agency, purchased the items and had us ship the units to remote locations, which accounted for the extremely long delivery times. The delay in receipt also delayed payment by the customer, which contributed to the increase in borrowings. During the first quarter 2010, the customer both received and paid for the units. We expect the availability under the Canadian credit facility will increase significantly during the second quarter of 2010 and may reach $3.0 million. The increase in availability is delayed or slowed because the collateral under the Canadian credit facility exceeds the maximum amount of the facility. We expect the excess collateral will go away as units are sold and paid for during the first and second quarters of 2010.

During 2008, the Company increased its debt by $3.1 million to $28.1 million from $25.0 million. The increase is entirely associated with Crane and Schaeff acquisition that occurred on October 6, 2008. As part of the acquisition consideration, Manitex International, Inc. issued a term note to Terex Corporation for $2.0 million. Additionally, the Company entered into a floorplan financing agreement in December 2008 and had an outstanding balance at December 31, 2008 of approximately $1.3 million. The floorplan is used to finance cranes that had been purchased and that are in Crane’s inventory at December 31, 2008. Finally, a portion of the outstanding balance on the Company’s U.S. line of credit was borrowed to fund Crane and Schaeff’s working capital.

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

Outstanding borrowings

At December 31, 2009, the Company had drawn $11.7 million under a revolving term credit facility. The Company is eligible to borrow up to $20.5 million, with interest at prime rate (prime was 3.25% at December 31, 2009) plus 2%. The maximum amount of outstanding is limited to the sum of 85% of eligible receivables, the lesser of 58% of eligible inventory or $9.5 million. At December 31, 2009, the maximum the Company could borrow based on available collateral was capped at $13.7 million The credit facility’s original maturity date was January 2, 2005. The maturity date was subsequently extended and the note is now due on April 1, 2012. The indebtedness is collateralized by substantially all of the Company’s assets. The facility contains customary limitations including, but not limited to, limitations on acquisitions, dividends, repurchase of the Company’s stock and capital expenditures. The agreement also requires the Company to maintain certain minimum financial covenants. Under the agreement, the inventory eligibility percent further decreases to 55%, 53%, and 50% on June 30, 2010, December 31, 2010 and June 30, 2011 and the debt service ratio, as defined in the agreement, increases from 1.1 to 1 to 1.25 to 1 on March 31, 2010.

At December 31, 2009, the Company had drawn $5.1 million (US) under a revolving credit agreement with a bank. The Company is eligible to borrow up to $5.5 million (CDN). The maximum amount outstanding is limited to the sum of (1) 80% of eligible receivables plus (2) the lesser of 35% of eligible work-in-process inventory or CDN $0.9 million plus (3) the lesser of 50% of eligible inventory less work-in-process inventory or CDN $3.5 million. At December 31, 2009, the maximum the Company could borrow based on available collateral was CDN $5.5 million or US $5.2 million. On January 31, 2010, the work in process cap and the work in progress advance rate decrease to $0.5 million and 30% respectively. The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets. The Company can borrow in either U.S. or Canadian dollars. For the purposes of determining availability under the credit line, borrowings in U.S. dollars are converted to Canadian dollars based on the most favorable spot exchange rate determined by the bank to be available to it at the relevant time. Any borrowings under the facility in Canadian dollars bear interest at the Canadian prime rate (the Canadian prime was 2.25% at December 31, 2009) plus 3%. Any borrowings under the facility in U.S. dollars bear interest at the U.S. prime rate (prime was 3.25% at December 31, 2009) plus 2%. The credit facility has a maturity date of April 1, 2012.

In connection with the Company’s acquisition of Liftking Industries, the Company issued a note payable to the seller for CDN $3.2 million, or approximately USD $3.0 million. The note bears interest at the prime rate of interest charged by Comerica Bank for Canadian dollar loans plus 1%. The note requires quarterly principal payments of CDN $0.2 million plus interest commencing on April 1, 2007. The note is collateralized by a second priority security interest in substantially all of the assets of the Company’s Manitex Liftking subsidiary, which is subordinated to the security interest held by the Company’s senior secured lender, Comerica Bank. The note has a remaining unpaid balance as of December 31, 2009 of CDN $1.0 million.

At December 31, 2009, the Company had a $1.2 million note payable to Comerica Bank. This note was assumed by the Company in connection with its acquisition of the Manitex subsidiary. This note bears interest at the rate of prime plus 1% and matures on April 1, 2012. Until June 30, 2008 the Company was not required to make principal payments, but was required to make interest payments on the first day of each month. Commencing on July 1, 2008, the Company is also required to make monthly principal payments of $0.05 million on the first day of each month. The bank has been granted security interest in substantially all the assets of the Company’s Manitex subsidiary.

The Company has a twelve year lease which expires in April 2018 that provides for monthly initial lease payments of $0.1 million for its Georgetown, Texas facility. The lease has been classified as a capital lease. The capitalized lease obligation related to aforementioned lease as of December 31, 2009 is $4.2 million.

In connection with the purchase of substantially all of the assets of Crane & and Schaeff and the Company agreed to assist the Sellers and GT in restructuring certain debt owed to Terex Corporation (“Terex”). Accordingly, on October 6, 2008, the Company entered into a Restructuring Agreement with Terex and Crane pursuant to which the Company executed and delivered to Terex a promissory note in the amount of $2.0 million that has an annual interest rate of 6%. Terex has been granted a lien on and security interest in all of the assets of the Company’s Crane & Machinery Division. The Company is required to make annual principal payments to Terex of $0.25 million commencing on March 1, 2009 and on each year thereafter through March 1, 2016. So long as the Company’s common stock is listed for trading on the NASDAQ or another national stock exchange, the Company may opt to pay up to $0.15 million of each annual principal payment in shares of the Company’s common stock having a market value of $0.15 million, subject to attaining approval of the Company’s shareholders if the aggregate number of shares of the Company’s common stock to be issued to Terex exceeds 2,059,725. Accrued interest under the Term Note will be payable quarterly commencing on January 1, 2009. The note has remaining balance of $1.75 million at December 31, 2009.

On December 31, 2009, the Company has a $1.6 million note payable to a finance company. Under the floorplan agreement the Company may borrow up to $2.0 million for equipment financing which is secured by all inventory financed by or leased from the lender and the proceeds therefrom. The terms and conditions of any loans, including interest rate, commencement date, and maturity date shall be determined by the lender upon its receipt of the Company’s request for an extension of credit. At December 31, 2009, outstanding loan bears interest at a rate of 6% per annum. The rate, however, may be increased upon the lender giving five days written notice to the Company. Under the agreement, the Company is only required to make interest payments, followed by 48 equal monthly payments of principal and interest. The loan may be repaid at anytime and is not subject to any prepayment penalty. On November 5, 2009, the lender agreed verbally to extend the period where interest only payments are made from twelve months to nineteen months. The Company will start making principal payment in connection with $1.2 million and $0.4 million of the outstanding debt in August 2010 and September 2010, respectively. On March 3, 2010, the lender informed us that over the next three months that it will discontinue providing floor plan financing to construction equipment dealers. As such, the lender will not finance any additional equipment after June 3, 2010. The lender’s decision, does not impact any loans that may be outstanding at June 3, 2010 as they will continue under the terms and conditions that were in effect on the date the loan was made.

In connection with the Company’s acquisition of Badger Equipment Company, the Company issued a note payable to the seller for $2.75 million. The Company is obligated to make annual principal payments of $0.55 million commencing on July 10, 2010 and on each year thereafter through July 10, 2014. The maturity date of this note is July 10, 2014. Accrued interest under the promissory Note will be payable quarterly commencing on October 1, 2009. The unpaid principal balance of this note will bear interest at 6% per annum. The holder of the note has been granted a security interest in the common stock of Badger Equipment Company, a subsidiary of the Company. The note was recorded at its fair value on date of issuance at $2.4 million. See Note 11 for additional details. The difference between the face amount of the note and its fair value is being amortized over the life of the note, and is being charged to interest expense. At December 31, 2009, the note had a balance of $2.5 million.

The Company has a five year lease which expires in July 2014 that provides for annual rent of $0.3 million payable in twelve equal monthly installments. The lease has been classified as a capital lease under the provisions of ASC 840-10. The Company has an option to purchase the facility for $0.5 million at the end of the lease by giving notice to landlord of its intent to purchase the facility. The landlord must receive such notice at least three months prior to end of the lease term. The capitalized lease obligation related to the aforementioned lease as of December 31, 2009 is $1.6 million.

In connection with the Load King acquisition, the Company has a note payable to the seller for $2.8 million. Under the promissory note, dated December 31, 2009, the Company is obligated to make equal annual principal payments of $0.5 million on the last day of each year commencing on December 31, 2011 and ending on December 31, 2016. Accrued interest under the promissory note will be payable quarterly in arrears on the last day of each calendar quarter, commencing on March 31, 2010, through and including the Maturity Date. The unpaid principal balance of the promissory note will bear interest at 6% per annum. The seller has a security interest in the machinery and equipment located in South Dakota and a mortgage on certain real property in South Dakota to secure payment of the note. The note is subject to acceleration upon the occurrence of customary events of default. The note was recorded at its fair value on December 31, 2009, the date of issuance, at $2.6 million based on 8% fair market interest rate. The difference between face amount of the note and its fair value is being amortized over the life of the note, and is being charged to interest expense.

Future availability under credit facilities

Both the US and Canadian credit facilities are asset based. The maximum the Company may borrow under either facility is the lower of the credit line or the available collateral, as defined in the credit agreements. Collateral under the agreement consists of stated percentages of eligible accounts receivable and inventory. Beginning in September 2008, the financial markets in the United States and globally came under incredible stress. A substantial deterioration in economic conditions, especially in the United States and Europe followed. As a result, the Company has seen a significant contraction in its business, which continued through 2009. This contraction resulted in a decrease in accounts receivable and inventory balances (excluding acquisitions), which had the effect of lowering the maximum amount that can be borrowed under the Company’s credit facilities. The amount needed to finance working capital has also decreased, which resulted in a reduced outstanding balance under the Company’s credit facilities. The availability under the credit facility at any point is the difference between the available collateral and the outstanding balance under the credit facility.

In response to the impact of economic conditions and longer sales cycles, it was determined that swift management action was necessary to ensure that operating activity was balanced with current demand levels. Since the end of the third quarter 2008, we have implemented across the board cost reductions. The specific actions taken to achieve these cost reductions comprise headcount reductions of salaried and hourly employees, virtual elimination of overtime, suspension of additional hires and merit increases, reduction in executive and salaried pay, bonus and benefits and the introduction of shortened workweeks. Management believes that these actions, although difficult, are required to enable the Company to adjust to current conditions and position it to respond quickly when the market recovers. Certain of the aforementioned actions were implemented before December 31, 2008. Significant additional steps were implemented shortly after year end December 31, 2008. The Company, however, continued to monitor its cost structure and made some additional adjustment during 2009. The aforementioned actions decreased our cash requirements.

As stated above, the Company had $2.0 million and $0.1 million available on its US and Canadian credit facilities as of December 31, 2009. At December 31, 2009, our Canadian subsidiary, however, had collateral of CDN$ $8.8 million. The maximum our Canadian subsidiary could borrow, however, was capped at CDN $5.5 million The excess collateral will be reduced during the first quarter of 2010 as receivables are collected and inventory is sold. This will result in both a significant increase in availability under the Canadian credit facility and a reduction in accounts payable.

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

2009

Operating activities generated $2.2 million of cash for the year ended December 31, 2009, and is comprised of net earnings of $3.6 million, a decrease in working capital of $1.8 million offset by negative non-cash items of $3.2 million. Amortization and depreciation of $2.5 million, a non-cash charge and source of cash, was more than offset by the $3.8 million non-cash gain on bargain purchases and the increase in deferred taxes of $1.9 million, which is primarily related to the reversal in valuation allowance related to the change in realizability of the Company’s deferred tax assets, as deferred tax liabilities were recorded in connection with the Badger and Load King acquisition.

The decrease in working capital results primarily from a decrease in accounts receivables of $7.9 million offset by increases in inventory of $0.1 million, prepaid expenses of $0.5 million, other assets of $0.1 million and decreases in accounts payable of $4.0 million, accrued expense of $1.2 million and other current liabilities of $0.2 million. The decrease in accounts receivable and accounts payable are attributed to the significant decrease in revenues from 2008 to 2009. Inventory did not decrease primarily because it included finished goods (related to a $3.4 million sale) which were shipped F.O.B. destination predominately in October and November. The units were still in inventory as the units had not been received by the customer at December 31, 2009. The customer, an international agency, purchased the items and had us ship the units to remote locations, which accounted for the extremely long delivery times. The increase in prepaid expense and the decrease in accrued items (in part) is the result of having a tax receivable and a receivable related to forward currency contracts in 2009 as opposed to liabilities for these two items in 2008. The remaining decrease in accrued expense is the result of the decrease in revenues and the associated reductions in items such as accrued warranty, bonuses, commissions, etc.

Investing activities consumed $0.3 million of cash. The Company used $0.1 million to acquire Badger and Load King and invested $0.1 million for capital equipment.

Financing activities consumed $2.0 million of cash. During the year, the Company increased its borrowing, which provided $3.4 million which was more than offset by payments of $2.3 million on existing notes and capital leases and a reduction in our U.S. credit facility of $3.2 million. New borrowings were comprised of an increase of $2.4 million on our Canadian credit facility, $0.6 million in notes to finance insurance premiums, and $0.4 million borrowed under a floorplan financing agreement, used to finance cranes purchased by Crane.

Payments of approximately $0.7 million, $0.6 million, $0.6 million, $0.4 million and $0.1 million were made to reduce the Liftking-Industries note, a bank note payable, notes to finance insurance, capital leases and the note payable-Terex , respectively.

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

OFF BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

CONTRACTRUAL OBLIGATIONS

The following is a schedule as of December 31, 2009 of our long-term contractual commitments, future minimum lease payments under non-cancelable operating lease arrangements and other long-term obligations.

	Payments due by period
	Total	2010	2011- 2012	2013- 2014	Thereafter
Revolving credit facilities	$16,788	$—	$16,788	$—	$—
Term loan	9,215	2,210	3,340	2,248	1,417
Manitex Stock Note	250	250	—	—	—
Floor Plan	1,652	163	824	665	—
Operating lease obligations	613	356	201	42	14
Capital lease obligations (3)	8,839	1,148	2,285	2,635	2,771
Purchase obligations	10,641	10,641	—	—	—

Total	$47,998	$14,768	$23,438	$5,590	$4,202

(1)	Purchase obligations include commitments of approximately $10.4 relating to inventory items. The balance is attributable to non-inventory items, including fixed assets, research and development materials, supplies and services
(2)	At December 31, 2009, the Company had unrecognized tax benefits of $170 for which the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective tax authority. Thus, these liabilities have not been included in the contractual obligations table. See footnote 12.
(3)	Capital lease obligations includes imputed interest.

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

Forward Currency Exchange Contracts. The Company’s risk management objective is to use the most efficient and effective methods available to us to minimize, eliminate, reduce or transfer the risks which are associated with fluctuation of exchange rates between the Canadian and U.S. dollar. When the Company’s Canadian subsidiary receives a significant new U.S. dollar order, management will evaluate different options that may be available to mitigate future currency exchange risks. The decision to hedge future sales is not automatic and is decided case by case. The Company will only use hedge instruments to hedge firm existing sales orders and not estimated exposure, when management determines that exchange risks exceeds desired risk tolerance levels.

The Company enters into forward currency exchange contracts in relationship such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. The forward currency exchange contracts that the Company has to offset existing assets and liabilities denominated in other than the reporting units’ functional currency have been determined not to be considered a hedge under ASC 815-10. The Company records at the balance sheet date the forward currency exchange contracts at its market value with any associated gain or loss being recorded in current earnings. Both realized and unrealized gains and losses related to forward currency contracts are included in current earnings and are reflected in the Statement of Operations in the other income expense section on the line titled foreign currency transaction losses. Items denominated in other than a reporting units functional currency includes U.S. denominated accounts receivables and accounts payable held by our Canadian subsidiary. Additionally, there is a note payable for CDN $1,000 issued in connection with the Liftking acquisition. The US dollar liability for this note is adjusted each month based on the month end exchange rate, currency gains and losses are included in income each month.

Beginning in the second quarter 2009, the Company entered into forward currency contracts to hedge certain future U.S. dollar sales of its Canadian Subsidiary. The decision, to hedge future sales is not automatic and is decided case by case. The forward currency contracts to hedge future sales are designated as cash flow hedges under ASC 815-10.

As required, forward currency contracts are recognized as an asset or liability at fair value on the Company’s Consolidated Balance Sheet. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (date of sale). Gains or losses on cash flow hedges when recognized into income are included in net revenues. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The Company expects minimal ineffectiveness as the Company has hedged only firm sales orders and has not hedged estimated exposures

Allowance for Doubtful Accounts. Accounts Receivable is reduced by an allowance for amounts that may become uncollectible in the future. The Company’s estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where we have information that the customer may have an inability to meet its financial obligations.

Inventories and Related Reserve for Obsolete and Excess Inventory. Inventories are valued at the lower of cost or market and are reduced by a reserve for excess and obsolete inventories. The estimated reserve is based upon specific identification of excess or obsolete inventories.

Other Intangible Assets—The Company accounts for Other Intangible Assets under the guidance of ASC 350, “Intangibles—Goodwill and Other”. The Company capitalizes certain costs related to patent technology. Additionally, a substantial portion of the purchase price related to the Company’s acquisitions has been assigned to patents or unpatented technology, trade name, customer backlog, and customer relationships. Under the guidance, Other Intangible Assets with definite lives are amortized over their estimated useful lives.

Goodwill—Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is reviewed for impairment annually, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceed their fair value. The Company does not amortize goodwill, in accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 350, “Intangibles—Goodwill and Other” (“ASC 350”). The Company selected October 1 as the date for the required annual impairment test.

Goodwill is tested for impairment at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which discrete financial information with similar economic characteristics is available and the operating results are regularly reviewed by the Company’s management. The Company’s two operating segments comprise the reporting units for goodwill impairment testing purposes.

The goodwill impairment analysis is a two-step process. The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. The Company evaluates goodwill for impairment using a business valuation method, which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer. The market approach was also considered in evaluating the potential for impairment by calculating fair value based on multiples of earnings before interest, taxes, depreciation and amortization (EBITDA) of comparable, publicly traded companies. This analysis also did not indicate impairment. Moreover, we also observed implied EBITDA multiples from relatively recent merger and acquisition activity in the industry, which was used to test the reasonableness of the results

The determination of fair value requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, revenue growth and operating earnings projections, discount rates, terminal growth rates, and required capital expenditure projections. Due to the inherent uncertainty involved in making these estimates, actual results could differ materially from those estimates. Deterioration in the market or actual results as compared with our projections may ultimately result in a future impairment. In the event we determine that goodwill is impaired in the future, we would need to recognize a non-cash impairment charge.

During the fourth quarter 2009 and as of December 31, 2009, our market capitalization was below book value. While the market capitalization was considered in our evaluation of fair value, the market metric is only one indicator of fair value. It has been our opinion that the market capitalization approach is not a reliable indicator of the value for the Company, either now or in the past. Our conclusion is based on the fact that trading volume on our stock is very limited, the Company does not provide guidance nor is there is any significant analyst coverage. Furthermore, very modest sized trades can impact the stock price significantly because our trading volume is so low.

The second step of the process involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated impairment. The implied fair value of goodwill is determined by measuring the excess of the estimated fair value of the reporting unit over the estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit and the subsequent reversal of goodwill impairment losses is not permitted.

Impairment of Long Lived Assets—The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value. Future cash flow projections include assumptions for future sales levels, the impact of cost reduction programs, and the level of working capital needed to support each business. The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset. The Company did not have any impairment for the years ended December 31,2009, 2008 and 2007.

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

Deferred Income Taxes. In evaluating our ability to recover our deferred tax assets, the Company considers all available positive and negative evidence including our past operating results, the existence of cumulative losses in our most recent fiscal years and our forecast of future taxable income. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years as cumulative losses weigh heavily in the overall assessment. At December 31, 2009, 2008 and 2007, we provided a valuation allowance against our net deferred tax assets based on our cumulative losses in recent years, except for certain state tax credits.

Computation of Earnings per Share. Basic Earnings per Share (“EPS”) was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

The number of shares related to options, warrants, restricted stock and similar instruments included in diluted EPS (“EPS”) is based on the “Treasury Stock Method”. This method assumes theoretical repurchase of shares using proceeds of the respective stock option or warrant exercised, and for restricted stock the amount of compensation cost attributed to future services which has not yet been recognized and the amount of current and deferred tax benefit, if any, that would be credited to additional paid in capital upon the vesting of the restricted stock at a price equal to the issuer’s average stock price during the related earnings period. Accordingly, the number of shares includable in the calculation of EPS in respect of the stock options, warrants, restricted stock and similar instruments is dependent on this average stock price and will increase as the average stock price increases.

Securities of a subsidiary that were convertible into its parent company’s common stock were considered among potential common shares of the parent company for the purposes of computing consolidated diluted EPS until conversion occurred.

Business Combinations. The Company accounts for acquisitions in accordance with guidance found in ASC 805, Business Combinations. The guidance, effective January 1, 2009, requires consideration given, including contingent consideration, assets acquired and liabilities assumed to be valued at their fair market values at the acquisition date. The guidance further provides that: (1) in-process research and development will be recorded at fair value as an indefinite-lived intangible asset; (2) acquisition costs will generally be expensed as incurred, (3) restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and (4) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

ASC 805 requires that any excess of purchase price over fair value of assets acquired, including identifiable intangibles and liabilities assumed be recognized as goodwill. In accordance with ASC 805, any excess of fair value of acquired net assets, including identifiable intangibles assets, over the acquisition consideration results in a bargain purchase gain. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired and liabilities assumed have been properly valued.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounts Standards (SFAS) No. 157 Fair Value Measurements which was later codified under Accounting Standards Codification (“ASC”) 820-10, “Fair Value Measurements and Disclosures.” It defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. It also expands financial statement disclosures about fair value measurements. This guidance was effective for financial statements issued for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued further guidance which delays the effective date for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We have elected a partial deferral under the provisions related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The impact of partial adoption effective January 1, 2008 was not material to our consolidated financial statements. The remaining provisions were adopted on January 1, 2009. The adoption did not have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“Statement No. 160”) later codified under ASC 810-10 “Consolidations”. The guidance requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The guidance is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. We are currently assessing the impact SFAS No. 160 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 a revision of business combinations guidance which was later codified under ASC 805, “Business Combinations.” The revised guidance retains the underlying concepts that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but changes the application of the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. In April 2009, the FASB issued further guidance which clarifies the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This requires that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. If the acquisition date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized based on guidance in ASC 450, “Contingencies,” which provides thresholds for recognition based on probability and the ability to reasonably estimate an amount or range of amounts. This guidance was effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, which, for the Company, was January 1, 2009. As discussed in Note 5—“Acquisitions”, the adoption of this guidance affected the reporting of our acquisition of Badger Equipment and Manitex Load King, Inc.

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

In April 2008, the FASB issued FSP 142-3 guidance related to determining the useful lives of intangible assets later codified under ASC 350, “Intangibles—Goodwill and Other.” This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance was effective on a prospective basis to all intangible assets acquired and for disclosures on all intangible assets recognized on or after the beginning of the first annual period subsequent to December 15, 2008, which, for the Company, was January 1, 2009. We have evaluated the new guidance and have determined that it did not have a significant impact on the determination or reporting of our financial results.

December 2008, the FASB issued EITF Issue No. 08-6, “Equity Method Investment Accounting Consideration,” later codified under ASC 323, “Investments—Equity Method and Joint Ventures.” Is effective for fiscal years beginning after December 15, 2008. It requires an equity method investor to account for its initial investment at cost and shall not separately test an investee’s underlying indefinite-lived intangible assets for impairment. It also requires an equity method investor to account for share issuance by an investee as if the investor had sold a proportionate share of its investment. The resulting gain or loss shall be recognized in earnings. On January 1,

2009, the Company adopted this standard. The adoption did not have a material impact on our Consolidated Financial Statements.

In April 2009, the FASB issued FSP 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which was later codified under ASC 820. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with guidance. This guidance is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Adoption in the second quarter of 2009 did not have a material effect on the consolidated financial statements.

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

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements”, which amended ASC 605, “Revenue Recognition.” This guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how to allocate the consideration to each unit of accounting. In an arrangement with multiple deliverables, the delivered item(s) shall be considered a separate unit of accounting if the delivered items have value to the customer on a stand-alone basis. Items have value on a stand-alone basis if they are sold separately by any vendor or the customer could resell the delivered items on a stand-alone basis and if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor.

Arrangement consideration shall be allocated at the inception of the arrangement to all deliverables based on their relative selling price, except under certain circumstances such as items recorded at fair value and items not contingent upon the delivery of additional items or meeting other specified performance conditions. The selling price for each deliverable shall be determined using vendor specific objective evidence (“VSOE”) of selling price, if it exists, otherwise third-party evidence of selling price. If neither VSOE nor third-party evidence exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. This guidance eliminates the use of the residual value method for determining allocation of arrangement consideration and allows the use of an entity’s best estimate to determine the selling price if VSOE and third-party evidence cannot be determined. It also requires additional disclosures such as the nature of the arrangement, certain provisions within the arrangement, significant factors used to determine selling prices and the timing of revenue recognition related to the arrangement. This guidance shall be effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact that adoption of this guidance will have on the determination and reporting of our financial results.

In June 2009, the FASB revised the authoritative guidance for determining the primary beneficiary of a VIE. In December 2009, the FASB issued Accounting Standards Update No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”), which provides amendments to ASC 810 to reflect the revised guidance. The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The amendments in ASU 2009-17 also require additional disclosures about a reporting entity’s involvement with VIEs. ASU 2009-17 is effective for fiscal years beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We believe the adoption of this guidance will not have a material impact on our consolidated financial position or results of operations.

In January 2010, the FASB issued Accounting Standards Update 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary-a Scope Clarification”, which amends ASC 810, “Consolidations.” This amendment requires new disclosures, including a description of valuation techniques and inputs used to measure the fair value of any retained investment in a former subsidiary, the nature of any continuing involvement in the subsidiary or acquirer after deconsolidation, and information regarding related party involvement before and after the transaction. This guidance will be effective for us in our interim and annual reporting periods beginning after December 15, 2009. We believe the adoption of this guidance will not have a material impact on our consolidated financial position or results of operations.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820, “Fair Value Measurements and Disclosures.” This amendment requires new disclosures, including the reasons for and amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and separate presentation of purchases, sales, issuances and settlements in the reconciliation of activity for Level 3 fair value measurements. It also clarified guidance related to determining the appropriate classes of assets and liabilities and the information to be provided for valuation techniques used to measure fair value. This guidance will be effective for us in our interim and annual reporting periods beginning after December 15, 2010. We are evaluating the adoption of this guidance, but we do not expect that it will have a significant impact on the determination or reporting of our financial results.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting filers.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The report of the Compnay’s independent registered public accounting firm and the Company’s Consolidated Financial Statements are filed pursuant to this Item 8 and are included in this report. See the Index to Financial Statements.

Index to Financial Statements

The financial statements of the registrant required to be included in Item 8 are listed below:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Manitex International, Inc.

We have audited the accompanying consolidated balance sheets of Manitex International, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manitex International, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP
UHY LLP

Sterling Heights, Michigan
March 30, 2010

MANITEX INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

(In thousands, except per share data)

As of December 31,

	2009	2008
ASSETS
Current assets
Cash	$287	$425
Trade receivables (net)	10,969	17,159
Other receivables	49	127
Inventory (net)	27,277	22,066
Deferred tax asset	673	582
Prepaid expense and other	892	326

Total current assets	40,147	40,685

Total fixed assets (net)	11,804	5,878

Intangible assets (net)	22,401	21,148
Deferred tax asset	5,796	4,065
Goodwill	14,452	14,452
Other long-term assets	85	—

Total assets	$94,685	$86,228

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable—short term	$2,624	$1,564
Current portion of capital lease obligations	520	277
Accounts payable	8,565	11,895
Accounts payable related parties	618	188
Accrued expenses	2,145	2,837
Other current liabilities	97	301

Total current liabilities	14,569	17,062

Long-term liabilities
Revolving term credit facilities	16,788	16,995
Deferred tax liability	5,952	4,186
Notes payable	8,323	5,057
Capital lease obligations	5,256	4,168
Deferred gain on sale of building	3,169	3,549
Other long-term liabilities	200	197

Total long-term liabilities	39,688	34,152

Total liabilities	54,257	51,214

Commitments and contingencies
Shareholders’ equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at December 31, 2009 and December 31, 2008	—	—
Common Stock—no par value, Authorized, 20,000,000 shares authorized Issued and outstanding, 11,160,455 and 10,584,378 at December 31, 2009 and December 31, 2008, respectively	46,375	45,022
Warrants	1,788	1,788
Paid in capital	93	239
Accumulated deficit	(8,257)	(11,896)
Accumulated other comprehensive income (loss)	429	(139)

Total shareholders’ equity	40,428	35,014

Total liabilities and shareholders’ equity	$94,685	$86,228

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

For the years ended December 31,

	2009	2008	2007
Net revenues	$55,887	$106,341	$106,946
Cost of sales	44,730	88,876	87,027

Gross profit	11,157	17,465	19,919
Operating expenses
Research and development costs	836	819	808
Restructuring expenses	255	329	—
Selling, general and administrative expense, including corporate expense of $1,997; $3,042; and $3,756 for 2009, 2008 and 2007, respectively	10,537	12,909	12,758
Gain on bargain purchase	(3,815)	—	—

Total operating expenses	7,813	14,057	13,566

Operating income	3,344	3,408	6,353
Other income expense
Interest income	—	—	6
Interest (expense)	(1,864)	(1,961)	(3,438)
Foreign currency transaction gain (loss)	59	(99)	(751)
Other income	3	44	119

Total other expense	(1,802)	(2,016)	(4,064)

Income from continuing operations before income taxes	1,542	1,392	2,289

Provision (benefit) for taxes on income	(2,097)	(407)	163

Net income from continuing operations	3,639	1,799	2,126

Discontinued operations:
Income (loss) from discontinued operations, net of income taxes (benefit) of $0, and $0, in 2008, and 2007, respectively	—	199	(1,122)
Gain (loss) on sale or closure of discontinued operations, net of $0 and $0 income tax in 2008 and 2007, respectively	—	200	(48)

Net income	$3,639	$2,198	$956

Basic earning (loss) per share:
Income from continuing operations	$0.33	$0.18	$0.25
Income (loss) from discontinued operations, net of income taxes	$—	$0.02	$(0.13)
Gain (loss ) on sales or closure of discontinued operations, net of income taxes	$—	$0.02	$(0.01)

Net earnings	$0.33	$0.22	$0.11

Diluted earning (loss) per share:
Income from continuing operations	$0.33	$0.17	$0.23
Income (loss) from discontinued operations, net of income taxes	$—	$0.02	$(0.12)
Gain (loss) on sales or closure of discontinued operations, net of income taxes	$—	$0.02	$(0.01)

Net earnings	$0.33	$0.21	$0.10

Shares used to calculate earnings per share:
Basic	10,957,646	10,071,585	8,557,095
Diluted	10,965,444	10,375,062	9,214,407

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

December 31, 2009, 2008 and 2007

(In thousands, except per share data)

	Common Stock		Paid in Capital	Warrants	(Accumulated Deficit)	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	NonControlling Interest	Total
Balance, December 31, 2006	7,859,875	$31,274	$—	$2,272	$(15,050)	$—	$(56)	$1,024	$19,464

2007 Private placement	1,500,000	7,983	—	—	—	—	—		7,983
Employee 2004 incentive plan grant	3,465	22	72						94
Warrants exercised	446,000	2,636		(760)					1,876
Warrants issued				276		(45)			231
Amortization of unearned deferred compensation						24			24
Net Income					956				956
Gain on foreign currency translation							1,082		1,082

Comprehensive income									2,038

Balance, December 31, 2007	9,809,340	$41,915	$72	$1,788	$(14,094)	$(21)	$1,026	1,024	$31,710

QVM note exchange – related party	211,074	1,072							1,072
Noncontrolling interest -Subsidiary Stock exchange	266,000	1,024						(1,024)	—
Crane and Schaeff acquisition	269,378	867							867
Employee 2004 incentive plan grant	30,629	151	167						318
Repurchase to satisfy withholding and cancelled	(2,043)	(7)							(7)
Amortization of unearned deferred compensation						21			21
Net Income					2,198				2,198
Loss on foreign currency translation							(1,165)		(1,165)

Comprehensive income									1,033

Balance, December 31, 2008	10,584,378	$45,022	$239	$1,788	$(11,896)	$—	$(139)	—	$35,014

Badger acquisition	300,000	976							976
Share issued to repay debt	147,059	150							150
Employee 2004 incentive plan grant	131,637	233	(146)						87
Repurchase to satisfy withholding and cancelled	(2,619)	(6)							(6)
Net Income					3,639				3,639
Gain on foreign currency translation							568		568

Comprehensive income									4,207

Balance, December 31, 2009	11,160,455	$46,375	$93	$1,788	$(8,257)	$—	$429	—	$40,428

The accompanying notes are an integral part of these financial statements.

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of Dollars)

For the years ended December 31,

	2009	2008	2007
Cash flows from operating activities:
Net income	$3,639	$2,198	$956
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,453	2,008	2,108
Gain on bargain purchases	(3,815)	—	—
Provisions for customer allowances	(46)	(47)	(30)
Gain on disposal of assets	—	(36)	(10)
Deferred income taxes	(1,949)	(461)	—
Inventory reserves	54	47	95
Reserves for uncertain tax positions	(27)	13	99
Stock based deferred compensation	86	339	118
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	7,856	(650)	(1,776)
(Increase) decrease in accounts receivable – related party	—	(277)	(41)
(Increase) decrease in inventory	(54)	(5,328)	3,399
(Increase) decrease in prepaid expenses	(533)	491	(238)
(Increase) decrease in other assets	(85)	—	—
Increase (decrease) in accounts payable	(4,307)	2,080	(4,703)
Increase (decrease) in accounts payable related parties	430	—	—
Increase (decrease) in accrued expense	(1,234)	(1,719)	1,399
Increase (decrease) in other current liabilities	(225)	(126)	(356)
Discontinued operations – cash provided by (used) for operating activities	—	(93)	120

Net cash provided by (used) by operating activities	2,243	(1,561)	1,140

Cash flows from investing activities:
Proceeds from sale of fixed assets	10	58	16
Purchase of property and equipment	(139)	(630)	(296)
Acquisition of business, net of cash acquired	(139)	(817)	—
Proceeds from the sale of assets of discontinued operations	—	—	1,131

Net cash provided by (used) for investing activities	(268)	(1,389)	851

Cash flows from financing activities:
Borrowing on revolving credit facility	2,419	3,219	1,253
Repayment on revolving credit facility	(3,163)	—	(1,411)
New borrowings – notes payable	997	1,809	—
Note payments	(1,943)	(1,879)	(11,718)
Proceeds from issuance of stock	—	—	8,769
Shares repurchased for income tax withholding on share-based compensation	(6)	(7)	—
Proceeds from issuance of warrants	—	—	231
Proceeds from the exercise of warrants	—	—	1,875
Payment for expenses related to stock offerings	—	—	(785)
New capital leases	51	—	—
Repayment on capital lease obligations	(376)	(284)	(338)

Net cash provided by (used) for financing activities	(2,021)	2,858	(2,124)

Effect of exchange rate change on cash	(92)	(52)	87
Net decrease in cash and cash equivalents	(46)	(92)	(133)
Cash and cash equivalents at the beginning of the year	425	569	615

Cash and cash equivalents at end of year	$287	$425	$569

Supplemental disclosure of cash flow information:
Cash paid during the year for
Interest	$1,828	$2,024	$3,467
Income taxes	$16	$161	$157

(See note 13 for other supplemental cash flow information)

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

The Company is a leading provider of engineered lifting solutions. The Company operates in two business segments the Lifting Equipment segment and the Equipment Distribution segment.

Lifting Equipment Segment

The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries. Through its Manitex subsidiary it markets a comprehensive line of boom trucks and sign cranes. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including, roads, bridges and commercial construction. Our subsidiary, Badger Equipment Company, acquired on July 10, 2009, is a manufacturer of specialized rough terrain cranes and material handling products, including a newly introduced 30-ton model, the first in a new line of specialized high quality rough terrain cranes. Badger primarily serves the needs of the construction, municipality, and railroad industries. The Company acquired Badger primarily to obtain the recently developed new 30 ton Rough Terrain crane together with Badger’s long standing crane legacy and niche customer relationships.

The Manitex Liftking subsidiary sells a complete line of rough terrain forklifts; including both the Liftking and Noble product lines, as well as special mission oriented vehicles, and other specialized carriers, heavy material handling transporters and steel mill equipment. Manitex Liftking’s rough terrain forklifts are used in both commercial and military applications. Specialty mission oriented vehicles and specialized carriers are designed and built to meet the Company’s unique customer needs and requirements. The Company’s specialized lifting equipment has met the particular needs of customers in various industries that include utility, ship building and steel mill industries. On October 6, 2008, the Company completed the acquisition of substantially all of the assets of Schaeff Lift Truck Inc. (“Schaeff”) from GT Distribution, LLC. Schaeff, which produces a line of electric forklifts, further expands the Lifting Equipment segment.

On December 31, 2009, our subsidiary, Manitex Load King, Inc. acquired the operating assets of Load King Trailers, an Elk Point, South Dakota-based manufacturer of specialized custom trailers and hauling systems, typically used for transporting heavy equipment. Load King trailers serves niche markets in the commercial construction, railroad, military, and equipment rental industries through a dealer network. Load King complements our existing material handling business.

Equipment Distribution Segment

On October 6, 2008, the Company completed the acquisition of substantially all of the assets of Crane & Machinery, Inc. (“Crane”) from GT Distribution, LLC., a related entity. Crane, located in Bridgeview, Illinois, is a crane dealer that distributes Terex rough terrain and truck cranes, Fuchs material handlers, Manitex boom trucks and sky cranes. We treat these operations as a separate reporting segment entitled “Equipment Distribution.” Our Equipment Distribution segment also supplies repair parts for a wide variety of medium to heavy duty construction equipment sold both domestically and internationally. Our crane products are used primarily for infrastructure development and commercial constructions, applications include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance.

Former Testing and Assembly Equipment Segment

Historically, the Company also designed, developed, and built specialty Testing & Assembly Equipment for the automotive and heavy equipment industries that identifies defects through the use of signature analysis and in-process verification. Against the background of the operating losses generated in recent history by the Testing & Assembly Equipment segment operations based at Wixom, Michigan, the Company conducted a

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1. Nature of Operations—(Continued)

strategic review of these operations. On March 29, 2007, our Board of Directors approved a plan to sell our Testing & Assembly Equipment segment’s operating assets including its inventory, machinery, equipments and patents. As a result, our Testing & Assembly Equipment segment has been accounted for as a discontinued operation starting with the first quarter of 2007. On August 1, 2007, the assets used in connection with the Company’s diesel engine testing equipment were sold to EuroMaint Industry, Inc., a Delaware corporation (“EuroMaint”). As of August 31, 2007, all operations of the former Testing & Assembly Equipment segment had ceased. (See Note 6)

Note 2. Basis of Presentation

The consolidated financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statement includes the accounts of Manitex International Inc., and its subsidiaries. Significant intercompany transactions have been eliminated in consolidation. Acquisitions accounted for as purchases have been included in the Company’s results from their respective dates of acquisition: July 31, 2007, for the Noble Forklift product line acquisition, October 6, 2008 for Schaeff and Crane acquisitions, July 10, 2009 for the Badger Equipment Company acquisition, and December 31, 2009 for Manitex Load King, Inc. acquisition.

Financial statements are presented in thousands of dollars except for per share amounts.

Discontinued Operations

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

Warrants—The Company has issued warrants, which allow the warrant holder to purchase one share of stock at a specified price for a specific period of time. The Company records equity instruments including warrants issued to non-employees based on the fair value at date of issue. The fair value of the warrants at date of issuance are estimated using the Black-Scholes Model.

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

The Company establishes reserves for future warranty expense at the point when revenue is recognized by the Company and is based on percentage of revenues. The provision for estimated warranty claims, which is included in cost of sales, is based on revenues.

Allowance for Doubtful Accounts—The Company has adopted a policy consistent with U.S. GAAP for the periodic review of its accounts receivable to determine whether the establishment of an allowance for doubtful accounts is warranted based on the Company’s assessment of the collectability of the accounts. The Company established an allowance for bad debt of $76 and $118 at December 31, 2009 and 2008, respectively. The Company also has in some instances a security interest in its accounts receivable until payment is received.

Property, Equipment and Depreciation—Property and equipment are stated at cost or the fair market value at date of acquisition for property and equipment acquired in connection with acquisition of a company. Depreciation of property and equipment is provided over the following useful lives:

Asset Category	Depreciable Life
Machinery and equipment	1 – 15 years
Furniture and fixtures	3 – 12 years
Leasehold improvements	1.5 –12 years

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense for continuing operations for the years ended December 31, 2009, 2008, and 2007 was $575, $299, and $324, respectively.

Other Intangible Assets—The Company accounts for Other Intangible Assets under the guidance of ASC 350, “Intangibles—Goodwill and Other”. The Company capitalizes certain costs related to patent technology. Additionally, a substantial portion of the purchase price related to the Company’s acquisitions has been assigned to patents or unpatented technology, trade name, customer backlog, and customer relationships. Under the guidance, Other Intangible Assets with definite lives are amortized over their estimated useful lives.

Goodwill—Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is reviewed for impairment annually, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceed their fair value. The Company does not amortize goodwill, in accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 350, “Intangibles—Goodwill and Other” (“ASC 350”). The Company selected October 1 as the date for the required annual impairment test.

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Summary of Significant Accounting Policies—(Continued)

Goodwill is tested for impairment at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which discrete financial information with similar economic characteristics is available and the operating results are regularly reviewed by the Company’s management. The Company’s two operating segments comprise the reporting units for goodwill impairment testing purposes.

The goodwill impairment analysis is a two-step process. The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. Our step one testing did not indicate an impairment for the years 2009, 2008 and 2007. The Company evaluates goodwill for impairment using a business valuation method, which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer. The market approach was also considered in evaluating the potential for impairment by calculating fair value based on multiples of earnings before interest, taxes, depreciation and amortization (EBITDA) of comparable, publicly traded companies. This analysis also did not indicate impairment. Moreover, we also observed implied EBITDA multiples from relatively recent merger and acquisition activity in the industry, which was used to test the reasonableness of the results.

The determination of fair value requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, revenue growth and operating earnings projections, discount rates, terminal growth rates, and required capital expenditure projections. Due to the inherent uncertainty involved in making these estimates, actual results could differ materially from those estimates. Deterioration in the market or actual results as compared with our projections may ultimately result in a future impairment. In the event we determine that goodwill is impaired in the future, we would need to recognize a non-cash impairment charge.

During the fourth quarter 2009 and as of December 31, 2009, our market capitalization was below book value. While the market capitalization was considered in our evaluation of fair value, the market metric is only one indicator of fair value. It has been our opinion that the market capitalization approach is not a reliable indicator of the value for the Company, either now or in the past. Our conclusion is based on the fact that trading volume on our stock is very limited, the Company does not provide guidance nor is there is any significant analyst coverage. Furthermore, very modest sized trades can impact the stock price significantly because our trading volume is so low.

The second step of the process involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated impairment. The implied fair value of goodwill is determined by measuring the excess of the estimated fair value of the reporting unit over the estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit and the subsequent reversal of goodwill impairment losses is not permitted.

Impairment of Long Lived Assets—The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value. Future cash flow projections include assumptions for future sales levels, the impact of cost

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Summary of Significant Accounting Policies—(Continued)

reduction programs, and the level of working capital needed to support each business. The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset. The Company did not have any impairment for the years ended December 31,2009, 2008 and 2007.

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

The Company converts receivables and payables denominated in other than the Company’s functional currency at the exchange rate as of the balance sheet date. The resulting transaction exchange gains or losses, except for certain transaction gains or loss related to intercompany receivable and payables, are included in other income and expense. Transaction gains and losses related to intercompany receivables and payables not anticipated to be settled in the foreseeable future are excluded from the determination of net income and are recorded as a translation adjustment to accumulated other comprehensive income (OCI) as a component of stockholders’ equity.

Derivatives—Forward Currency Exchange Contracts—

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

Beginning in the second quarter 2009, the Company entered into forward currency contracts to hedge certain future U.S. dollar sales of its Canadian Subsidiary. The forward currency contracts to hedge future sales are designated as cash flow hedges under ASC 815-10. As required, forward currency contracts are recognized as an asset or liability at fair value on the Company’s Consolidated Balance Sheet. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (date of sale). Gains or losses on cash flow hedges when recognized into income are included in net revenues. December 31, 2009, the Company had no open forward contracts which are designated as a cash flow hedge. According there are no unrealized gains or losses related to forward currency contract hedges to be reclassified from other comprehensive income into earnings. See note 5.

Credit Risk Concentrations—Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, trade receivables and payables. The Company maintains its cash balances

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Summary of Significant Accounting Policies—(Continued)

and marketable securities at Detroit, Michigan and Toronto, Canada. Accounts in the United States are insured by the Federal Deposit Insurance Corporation up to $250. At December 31, 2009 and 2008, the Company had uninsured balances of $58 and $424, respectively.

As of December 31, 2009, two customers accounted for 42% of total company accounts receivable at 20% and 22%, respectively. As of December 31, 2008 four individual customers accounted for 52% of total company accounts receivable at 20%, 12%, 10%, and 10%, respectively. No customer in 2009 accounted for more than 10% of our revenues. Three customers were responsible for 31% of 2008 consolidated revenue. In 2007, no customers accounted for 10% or greater of the Company’s revenue. For 2009 and 2007, purchases from any single supplier did not exceed 10% of total purchases. In 2008, purchase from one supplier accounted for 12% of total Company purchases.

Research and Development Expenses. The Company expenses research and development costs as incurred. For the periods ended December 31, 2009, 2008, and 2007 expenses were $836, $819, and $807, respectively.

Advertising—Advertising costs are expensed as incurred and were $155, $421, and $289, for the years ended December 31, 2009, 2008, and 2007, respectively.

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

Income Taxes—The Company accounts for income taxes under the provisions of ASC 740 “ Income Taxes,” which requires recognition of income taxes based on amounts payable with respect to the current year and the effects of deferred taxes for the expected future tax consequences of events that have been included in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities, as well as for operating losses and tax credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not a tax benefit will not be realized.

ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss carryforwards. The Company could not conclude that it was more likely than not that the entire deferred tax asset

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Summary of Significant Accounting Policies—(Continued)

related to the Company’s net operating losses (“NOL”) would be fully utilized. As such, valuation allowances are established for the amount that total deferred tax assets exceed total deferred tax liabilities, except for certain state tax credits. See Note 12, Income Taxes, for further details.

Accrued Warranties—Warranty costs are accrued at the time revenue is recognized. The Company’s products are typically sold with a warranty covering defects that arise during a fixed period of time. The specific warranty offered is a function of customer expectations and competitive forces. Our Equipment Distribution segment does not accrued for warranty costs at the time of sales, as they are reimbursed by the manufacturers for any warranty that they provides to their customers.

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

Sale and Leaseback—In accordance with ASC 840-40 Sales- Leaseback Transactions, the Company has recorded deferred revenue in relationship to the sale and leaseback of one of our operating facilities. As such, the gain on the sale of the land and building has been deferred and is being amortized on a straight line basis over the life of the lease.

Computation of EPS—Basic Earnings per Share (“EPS”) was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

The number of shares related to options, warrants, restricted stock and similar instruments included in diluted EPS (“EPS”) is based on the “Treasury Stock Method” prescribed in ASC 260-10, Earnings Per Share. This method assumes theoretical repurchase of shares using proceeds of the respective stock option or warrant exercised, and for restricted stock the amount of compensation cost attributed to future services which has not yet been recognized and the amount of current and deferred tax benefit, if any, that would be credited to additional paid in capital upon the vesting of the restricted stock, at a price equal to the issuer’s average stock price during the related earnings period. Accordingly, the number of shares includable in the calculation of EPS in respect of the stock options, warrants, restricted stock and similar instruments is dependent on this average stock price and will increase as the average stock price increases.

Securities of a subsidiary that are convertible into its parent company’s common stock shall be considered among potential common shares of the parent company for the purposes of computing consolidated diluted EPS.

Stock Based Compensation—In accordance with ASC 718 Compenastion- Stock Compensation, share-based payments to employees, including grants of restricted stock units, are measured at fair value as of the date of grant and are expensed in the consolidated statement of operations over the service period (generally the vesting period).

Comprehensive Income—“Reporting Comprehensive Income” requires reporting and displaying comprehensive income and its components. Comprehensive income includes, in addition to net earnings, other items that are reported as direct adjustments to stockholder’s equity. Currently, the comprehensive income adjustment required for the Company has two components. First is a foreign currency translation adjustment, the result of

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Summary of Significant Accounting Policies—(Continued)

consolidating its foreign subsidiary. The second component is a derivative instrument fair market value adjustment (net of income taxes) related to forward currency contracts designated as a cash flow hedge.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (date of sale). There were no gains or loss in other comprehensive income related to our hedges at December 31, 2009. At December 31, 2009, all gains or loss previously included in other comprehensive income had been reclassified into earnings as sales have occurred. See Note 5 for additional details.

Comprehensive income is as follows:

	2009	2008	2007
Net earnings from continuing operations	$3,639	$1,799	$2,126
Other comprehensive income (loss)
Foreign currency translation adjustments	568	(1,165)	1,082

Total other comprehensive income (loss)	568	(1,165)	1,082

Comprehensive income from continuing operations	$4,207	$634	$3,208

Reclassifications—Certain reclassifications have been made to the 2008 and 2007 financial statements to conform to the 2009 presentation.

Variable Interest Entities— ASC 810-10, Consolidations, gives guidance as to when one Company is to include another entity in its consolidated financial statements. This may occur when equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial subordinated support from other parties.

At June 30, 2007, the company had a significant variable interest in the related entity in the form of a receivable in the amount of $4,219. Primarily because of the common shareholder ownership between the Company and GT Distribution, LLC, the Company is exposed to risk in regards to its variable interest. At June 30, 2007, the exposure to the Company was the carrying amount of the receivable recorded at $4,219. On July 31, 2007, the Company completed the acquisition of certain assets of GT Distribution (the Noble forklift product line assets) from GT Distribution. The Company received the Noble product line assets in settlement of the $4,219 receivable from GT Distribution. See Note 18—“Noble Product Line Assets Acquisition” for further details regarding the transaction.

As a result of the transaction on July 31, 2007, the Company no longer has a variable interest in GT Distribution. However, the Company continues to make both purchases from and sales to GT Distribution. The Company’s exposure will vary in the future and is dependent on purchases from and sales to GT Distribution as well as payments made to or received from GT Distribution.

Business Combinations—The Company accounts for acquisitions in accordance with guidance found in ASC 805, Business Combinations. The guidance, effective January 1, 20009, requires consideration given, including contingent consideration, assets acquired and liabilities assumed to be valued at their fair market values at the acquisition date. The guidance further provides that: (1) in-process research and development will be recorded at fair value as an indefinite-lived intangible asset; (2) acquisition costs will generally be expensed as incurred,

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Summary of Significant Accounting Policies—(Continued)

(3) restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and (4) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

ASC 805 requires that any excess of purchase price over fair value of assets acquired, including identifiable intangibles and liabilities assumed be recognized as goodwill. In accordance with ASC 805, any excess of fair value of acquired net assets, including identifiable intangibles assets, over the acquisition consideration results in a bargain purchase gain. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired and liabilities assumed have been properly valued.

Subsequent Events—The Company has performed a review of events subsequent to the balance sheet through March 30, 2010, the date the financial statements were issued.

4. Fair Value Measurements

The company adopted ASC 820-10 (Formerly FAS157) “Fair Value Measurements” effective January 1, 2008. The following tables set forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009 and 2008 by level within the fair value hierarchy. As required by ASC 820-10 financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is summary of items that the Company measures at fair value:

	Fair Value at December 31, 2009
	Level 1	Level 2	Level 3	Total
Asset
Forward currency exchange contracts	$151	$—	$—	$151

Total current assets at fair value	$151	$—	$—	$151

Liabilities:
Forward currency exchange contracts	$31	$—	$—	$31
Badger acquisition note	$—	$—	$550	$550

Total current liabilities at fair value	$31	$—	$550	$581

Badger acquisition note	$—	$—	$1,931	$1.931
Load King acquisition note	$—	$—	$2,580	$2,580

Total long-term liabilities at fair value	$—	$—	$4,511	$4,511

	Fair Value at December 31, 2008
	Level 1	Level 2	Level 3	Total
Liabilities:
Forward currency exchange contracts	$230	$—	$—	$230

Total current liabilities at fair value	$230	$—	$—	$230

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Fair Value Measurements—(Continued)

The carrying value of the company’s other financial assets and liabilities, including cash, accounts receivable, and accounts payable, approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding.

Forward exchange contracts is a recurring fair value reportable item, and the Badger and Load King acquisition notes are non-recurring reportable items.

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

The fair value of the promissory notes were calculated to be equal to the present value of the future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of interest of 11% and 8% were determined to be the appropriate rates for the Badger and Load King promissory notes following an assessment of the risk inherent in the debt issues and the market rates for debts of a similar nature using corporate credit ratings criteria adjusted for the lack of public markets for these debts.

5. Derivatives Financial Instruments

On January 1, 2009, we adopted provisions of ASC 815-10 which requires enhanced disclosures regarding an entity’s derivative and hedging activities as provided below. See further details in Note 21, “New Accounting Pronouncements.”

The Company’s risk management objective is to use the most efficient and effective methods available to us to minimize, eliminate, reduce or transfer the risks which are associated with fluctuation of exchange rates between the Canadian and U.S. dollar. When the Company’s Canadian subsidiary receives a significant new U.S. dollar order, management will evaluate different options that may be available to mitigate future currency exchange risks. The decision to hedge future sales is not automatic and is decided case by case. The Company will only use hedge instruments to hedge firm existing sales orders and not estimated exposure, when management determines that exchange risks exceeds desired risk tolerance levels.

The Company enters into forward currency exchange contracts in relationship such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. The forward currency exchange contracts that the Company has to offset existing assets and liabilities denominated in other than the reporting units’ functional currency have been determined not to be considered a hedge under ASC

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Derivatives Financial Instruments—(Continued)

815-10. The Company records at the balance sheet date the forward currency exchange contracts at its market value with any associated gain or loss being recorded in current earnings. Both realized and unrealized gains and losses related to forward currency contracts are included in current earnings and are reflected in the Statement of Operations in the other income expense section on the line titled foreign currency transaction losses. Items denominated in other than a reporting units functional currency includes U.S. denominated accounts receivables and accounts payable held by our Canadian subsidiary. Additionally, there is a note payable for CDN $1,000 issued in connection with the Liftking acquisition. The U.S. dollar liability for this note is adjusted each month based on the month end exchange rate, currency gains and losses are included in income each month.

Beginning in the second quarter 2009, the Company entered into forward currency contracts to hedge certain future U.S. dollar sales of its Canadian Subsidiary. The decision, to hedge future sales is not automatic and is decided case by case. The forward currency contracts to hedge future sales are designated as cash flow hedges under ASC 815-10.

As required, forward currency contracts are recognized as an asset or liability at fair value on the Company’s Consolidated Balance Sheet. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (date of sale). Gains or losses on cash flow hedges when recognized into income are included in net revenues. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The Company expects minimal ineffectiveness as the Company has hedged only firm sales orders and has not hedged estimated exposures. In the next twelve months the company has no unrealized gains or losses related to forward currency contract hedges to be reclassified from other comprehensive income into earnings.

At December 31, 2009, the Company had entered into a series of forward currency exchange contracts. The contracts obligate the Company to purchase approximately CDN $4,294 in total. The contracts which are in various amounts mature between January 6, 2010 and December 31, 2010. Under the contract, the Company will purchase Canadian dollars at exchange rates between .9158 and .9587. The Canadian to US dollar exchange rates was .9515 at December 31, 2009. The unrealized currency exchange asset is reported under prepaid expense and other if it is an asset or under accrued expenses if it is a liability on the balance sheet at December 31, 2009. As of December 31, 2009, the Company had the following forward currency contracts:

Nature of Derivative	Amount		Type
Forward currency contract	CDN$	4,294	Not designated as hedge instrument
Forward currency contract	CDN$	—	Cash flow hedge

The following table provides the location and fair value amounts of derivative instruments that are reported in the Consolidated Balance Sheet as of December 31, 2009 and 2008:

Total derivatives not designated as a hedge instrument

Asset Derivatives	Balance Sheet Location	Fair Value
Foreign currency Exchange Contract	Prepaid expense and other	$151

Liabilities Derivatives
Foreign currency Exchange Contract	Accrued expense	$(31)

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Derivatives Financial Instruments—(Continued)

The following tables provide the effect of derivative instruments on the Consolidated Statement of Operations for 2009 and 2008:

Derivatives not designated as Hedge Instrument	Location of gain or (loss) recognized in Income Statement	Gain or (loss)
		2009	2008
Forward currency contracts	Foreign currency transaction gains (losses)	$133	$(663)

Derivatives designated as Hedge Instrument	Location of gain or (loss) recognized in Income Statement	Gain or (loss)
		2009	2008
Forward currency contracts	Net revenue	$(9)	—

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

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Discontinued Operations—(Continued)

The following table sets forth the detail of the net loss from discontinued operations for the year ended December 31, 2008, and 2007:

	2008	2007
Revenues from discontinued operations	$—	$1,524
Income (loss) from discontinued operations before income taxes	199	(1,122)
Net Income (loss) from discontinued operations	199	(1,122)
Gain (loss) on sale of discontinued operations	$200	$(48)

In 2008 and 2007, the Company did not record a tax benefit attributable to losses from discontinued operations as the Company determined that it may not utilize such loss in future years.

The estimated gain on sale is shown below:

Category of Closure Cost	Estimated Cost
Employee termination costs	$(57)
Net gain on sale of assets, net of income taxes of $0	209

Total gain on sale of discontinued operations	$152

Note 7. Inventory

The components of inventory at December 31 are summarized as follows:

	2009	2008
Raw materials and purchased parts	$18,676	$15,254
Work in process	2,267	1,173
Finished goods and replacement parts	6,334	5,639

Inventories, net	$27,277	$22,066

The Company has established reserves for obsolete and excess inventory of $195 and $141 for the years ended December 31, 2009 and 2008, respectively.

Note 8. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	2009	2008
Land	$910	$—
Buildings	8,349	4,913
Machinery and equipment	3,762	1,382
Furniture and fixtures	128	41
Leasehold improvements	163	145
Assets under development	—	77
Computer software & equipment	762	641
Rental cranes	224	197
Motor vehicles	141	117

Totals	14,439	7,513
Less: accumulated depreciation	(2,635)	(1,635)

Net property and equipment	$11,804	$5,878

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8. Property, Plant and Equipment—(Continued)

Depreciation expense was $575 (net of $381 amortization of deferred gain on building), $299 (net of $381 amortization of deferred gain on building), and $324 (net of $380 amortization of deferred gain on building, in 2009, 2008, and 2007 respectively . See Note 14 for information regarding capital leases.

Note 9. Goodwill and Other Intangible Assets

The Company accounts for Other Intangible Assets under the guidance in ASC 350, Intangibles—Goodwill and Other. Under the guidance intangible assets with definite lives are amortized over their estimated useful lives. Indefinite lived intangible assets are subject to annual impairment testing.

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

	2009	2008	Useful Lives
Patented and unpatented technology	$12,141	$10,609	10-17 years
Amortization	(3,672)	(2,554)
Customer relationships	10,069	9,580	10-20 years
Amortization	(1.564)	(996)
Trade names and trademarks	5,990	4,957	25 years
Amortization	(663)	(448)
In process research and development	100	—	indefinite
Customer backlog	470	460	< 1 year
Amortization	(470)	(460)

Intangible assets	22,401	21,148
Goodwill	14,452	14,452

Goodwill and other intangibles	$36,853	$35,600

Amortization expense was $1,879, $1,710 and $1,784 for the periods ended December 31, 2009, 2008 and December 31, 2007, respectively.

Estimated amortization expense for the next five years and subsequent is as follows:

2010	$2,031
2011	2,031
2012	2,031
2013	2,031
2014	2,031
And subsequent	12,146

Total intangibles currently be amortized	$22,301
In process research and development, not currently being amortized	100

Total intangible assets	$22,401

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10. Accrual Detail

	As of December 31,
	2009	2008
Account payable:
Trade	$8,565	$10,939
Bank overdraft	—	956

Total accounts payable	$8,565	$11,895

Accrued expenses:
Accrued payroll	$199	$153
Accrued employee Health	247	217
Accrued bonuses	160	426
Accrued vacation Expense	341	393
Accrued interest	146	109
Accrued commissions	81	185
Accrued expenses—Other	247	196
Accrued warranty	550	668
Accrued income taxes	33	125
Accrued product Liability	110	135
Accrued liability on forward currency exchange contracts	31	230

Total accrued expenses	$2,145	$2,837

Note 11. Revolving Term Credit Facilities and Debt

Revolving Credit Facility

At December 31, 2009, the Company had drawn $11,699 under a revolving credit facility. The Company is eligible to borrow up to $20,500, with interest at prime rate (prime was 3.25% at December 31, 2009) plus 2%. The maximum amount of outstanding is limited to the sum of 85% of eligible receivables, the lesser of 58% of eligible inventory or $9,500. At December 31, 2009, the maximum the Company could borrow based on available collateral was capped at $13,721. The credit facility’s original maturity date was January 2, 2005. The maturity date was subsequently extended and the note is now due on April 1, 2012. The indebtedness is collateralized by substantially all of the Company’s assets. The facility contains customary limitations including, but not limited to, limitations on acquisitions, dividends, repurchase of the Company’s stock and capital expenditures. The agreement also requires the Company to have a minimum Tangible Effective Net Worth, as defined in the agreement and 1.1 to 1 Debt Service Ratio, as defined in the agreement.

Under the agreement , the inventory eligibility percent further decreases to 55%, 53%, and 50% on June 30, 2010, December 31, 2010 and June 30, 2011 and the Debt Service ratio, as defined in the agreement increases to 1.25 to 1 on March 31, 2010.

Revolving Canadian Credit Facility

At December 31, 2009, the Company had drawn $5,089 (US) under a revolving credit agreement with a bank. The Company is eligible to borrow up to $5,500 (CDN). The maximum amount outstanding is limited to the sum of (1) 80% of eligible receivables plus (2) the lesser of 35% of eligible work-in-process inventory or CDN $900 plus (3) the lesser of 50% of eligible inventory less work-in-process inventory or CDN $3.5 million. At December 31, 2009, the maximum the Company could borrow based on available collateral was CDN $5,500 or

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11. Revolving Term Credit Facilities and Debt—(Continued)

US $5,233. On January 31, 2010, the work in process cap and the work in progress advance rate decrease to $500 and 30% respectively. The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets. The Company can borrow in either U.S. or Canadian dollars. For the purposes of determining availability under the credit line, borrowings in U.S. dollars are converted to Canadian dollars based on the most favorable spot exchange rate determined by the bank to be available to it at the relevant time. Any borrowings under the facility in Canadian dollars bear interest at the Canadian prime rate (the Canadian prime was 2.25% at December 31, 2009) plus 3%. Any borrowings under the facility in U.S. dollars bear interest at the U.S. prime rate (prime was 3.25% at December 31, 2009) plus 2%. The credit facility has a maturity date of April 1, 2012.

Note Payable Issued to Acquire Liftking Industries

In connection with the Liftking Industries’ acquisition, the Company has a note payable to the seller for $1,000 (CDN) or $952 (US). The note provides for interest at 1% over the prime rate of interest charged by Comerica Bank for Canadian dollar loans, calculated from the closing date and payable quarterly in arrears commencing April 1, 2007, and for principal payments of two hundred thousand dollars (CDN) quarterly commencing April 1, 2007, with the final installment of principal and interest thereon due April 1, 2011. The note payable is subject to a general security agreement which subordinates the seller’s security interest to the interest of the buyer’s senior secured credit facility, but shall otherwise rank ahead of the seller’s other secured creditors.

Note Payable—Bank

At December 31, 2009, the Company has a $1,233 note payable to a bank. The note payable to the bank was assumed in connection with the QVM acquisition. The note was due on September 10, 2006. The maturity date was subsequently extended and the note is now due on April 1, 2012. The note has an interest rate of prime plus 2.5% until maturity, whether by acceleration or otherwise, or until default, as defined in the agreement, and after that at a default rate of prime plus 5.5%. Commencing on July 1, 2008, the Company is also required to make monthly principal payments of $50 on the first day of each month. The bank has been granted security interest in substantially all the assets of the Company’s Manitex subsidiary.

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

The note was recorded at its fair value on date of issuance at $2,440. The fair value of the promissory note was calculated to be equal to the present value of the future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of interest of 11% was determined to be the appropriate rate following an assessment of the risk inherent in the debt issue and the market rate for debt of this nature using corporate credit ratings criteria adjusted for the lack of public markets for this Note. The calculated fair value was $2,440. The difference between face amount of the note and its fair value is being amortized over the life of the note ($41 through December 31, 2009), and is being charged to interest expense. As of December 31, 2009, the note has a balance of $2,481.

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11. Revolving Term Credit Facilities and Debt—(Continued)

Note Payable—Bank

At December 31, 2009, the Company has a $49 note payable to a bank. The note dated October 16, 2009 had an original principal amount of $61 and an annual interest rate of 4.25%. Under the terms of the note the company is required to make ten monthly payments of $6 commencing November 13, 2009. The proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums.

Note Payable—Terex

At December 31, 2009, the Company has a note payable to Terex Corporation for $1,750. The note which had an original principal amount of $2,000 was issued in connection with the purchase of substantially all of the domestic assets of Crane & Machinery, Inc. (“Crane”) and Schaeff Lift Truck, Inc., (“Schaeff”). During the purchase negotiations, the Company agreed to assist the sellers and GT Distribution LLC in restructuring certain debt owed to Terex Corporation (“Terex”). Accordingly, on October 6, 2008, the Company entered into a Restructuring Agreement with Terex and Crane pursuant to which the Company executed and delivered to Terex a promissory note in the amount of $2,000 that has an annual interest rate of 6%. Terex has been granted a lien on and security interest in all of the assets of the Company’s Crane & Machinery Division.

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

Note payable floorplan

On December 31, 2009, the Company has a $1,652 note payable to a finance company. Under the floorplan agreement the Company may borrow up to $2,000 for equipment financing which is secured by all inventory financed by or leased from the lender and the proceeds there from. The terms and conditions of any loans, including interest rate, commencement date, and maturity date shall be determined by the lender upon its receipt of the Company’s request for an extension of credit. The rate, however, may be increased upon the lender giving five days written notice to the Company. On December 30, 2008, the company borrowed $1,252 under the floorplan agreement with the loan bearing interest at a rate per annum equal to the prime rate of interest, as published in the Wall Street Journal, plus 6%. On January 12, 2009 the Company borrowed an additional $400 at a rate per annum equal to the prime rate of interest, as published in the Wall Street Journal, plus 5%. Since the initial borrowing, the lender has agreed to several interest rate reductions. At December 31, 2009, the interest rate on both borrowings was reduced to 6%. For twelve months, the Company is only required to make interest payments, followed by 48 equal monthly payments of principal and interest. The loan may be repaid at anytime and is not subject any prepayment penalty.

On November 5, 2009, the lender agreed verbally to extend the period where interest only payments are made from twelve months to nineteen months. The Company will start making principal payment in connection with $1,252 and $400 of the outstanding debt in August 2010 and September 2010, respectively

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11. Revolving Term Credit Facilities and Debt—(Continued)

On March 3, 2010, the lender informed us that over the next three months that they will discontinue providing floor plan financing to construction equipment dealers. As such, the lender will not finance any additional equipment after June 3, 2010. The lender’s decision, does not impact any loans that may be outstanding at June 3, 2010 and as they will continue under the terms and conditions that were in effect on the date the loan was made.

Note Payable Issued to Acquire Load King

In connection with the Load King acquisition, the Company has a note payable to the seller for $2,750. Under the Promissory Note, dated December 31, 2009, the Company is obligated to make equal annual principal payments of $458 on the last day of each year commencing on December 31, 2011 and ending on December 31, 2016 (the “Maturity Date”). Accrued interest under the Promissory Note will be payable quarterly in arrears on the last day of each calendar quarter, commencing on March 31, 2010, through and including the Maturity Date. The unpaid principal balance of the Promissory Note will bear interest at 6% per annum. The Seller has a security interest in the machinery and equipment located in South Dakota and a mortgage on certain real property in South Dakota. The Note is subject to acceleration upon the occurrence of customary events of default, including the Purchaser’s failure to pay when due any principal or interest, and such principal or interest remains unpaid for more than 30 days from its due date.

The note was recorded at its fair value on date of issuance at $2,580. The fair value of the promissory note was calculated to be equal to the present value of the future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of interest of 8% was determined to be the appropriate rate following an assessment of the risk inherent in the debt issue and the market rate for debt of this nature using corporate credit ratings criteria adjusted for the lack of public markets for this Note. The calculated fair value was $2,440. The difference between face amount of the note and its fair value is being amortized over the life of the note, and is being charged to interest expense.

Manitex Stock Note

In connection with the Load King acquisition, the Company executed the Share Promissory Note on December 31, 2009 in the amount of $250 to ensure the delivery to the Seller of 130,890 shares of the Company’s Common Stock as provided for in the Purchase Agreement. The Manitex Stock Note was settled by the delivery of the above referenced shares on January 6, 2010.

Note 12. Income Taxes

Information pertaining to the Company’s income before income taxes is as follows:

	Year ended December 31,
	2009	2008	2007
Net income (loss) from continuing operations before income taxes:
Domestic	$1,436	$1,283	$1,856
Foreign	106	109	433

Total net income before income taxes	$1,542	$1,392	$2,289

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12. Income Taxes—(Continued)

Information pertaining to the Company’s provision (benefit) for income taxes is as follows:

	Year ended December 31,
	2009	2008
Provision (benefit) for income taxes:
Current:
Federal	$(217)	$6
State and local	(45)	51
Foreign	114	(3)

	(148)	54
Deferred:
Federal	(1,817)	28
State and local	(132)	(489)
Foreign	—	—

	(1,949)	(461)

Total (benefit) for income taxes	$(2,097)	$(407)

For the year ended December 31, 2009, the Company recorded a tax benefit of $2,097 (an effective rate of -135.70%), primarily related to the reversal in valuation allowance related to the change in realizability of its deferred tax assets associated with the Badger and Load King acquisition. For the year ended December 31, 2008, the Company recorded a tax benefit of $407 (an effective tax rate of -29.23%), primarily related to the recognition of a deferred tax asset for the Texas Temporary Margin Credit as a result of the resolution of an income tax examination.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2009	2008
Deferred tax assets:
Current:
Accrued expenses and other liabilities	$753	$975
Long-term:
Deferred gain	1,109	1,207
Net operating loss carryforwards	3,819	3,246
Tax credit carryforwards	703	606
Unrealized Foreign Currency Loss	209	—

Total deferred tax asset	6,593	6,034
Valuation allowance	(124)	(1,387)

Total deferred tax asset net of valuation allowance	6,469	4,647
Deferred tax liabilities:
Long-term:
Property, plant and equipment	1,086	137
Intangibles	4,866	4,002
Unrealized foreign currency gain	—	47

Total deferred tax liability	5,952	4,186

Net deferred tax asset	$517	$461

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12. Income Taxes—(Continued)

The effective tax rate before income taxes varies from the current statutory federal income tax rate as follows:

	Year ended December 31,
	2009	2008
Statutory rate	34.00%	34.00%
State and local taxes	-11.41	.30
Permanent differences	-1.84	1.33
Change in tax reserves	—	.90
Change in valuation allowance	-83.23	-65.65
Foreign Operations	7.36	—
Bargain Purchase Gain	-83.93	—
Other	3.35	-.11

	-135.70%	-29.23%

The Company’s valuation allowance decreased as a result of the change in realizability of its deferred assets related to the Badger and Load King acquisition.

As of December 31, 2009, the Company has approximately $10,800 of federal net operating loss carryforwards. Such loss carryforwards expire beginning in 2023 through 2029, if not utilized, and may be subject to certain utilization limitations provided by the Internal Revenue Code. As of December 31, 2009, the Company has approximately $1,500 of Texas Temporary Margin Tax Credit that may be utilized through 2026, subject to certain annual limitations.

The Company adopted a new accounting pronouncement related to uncertain tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	2009	2008
Balance at January 1	$197	$184
Increases in tax positions for prior years	—	—
Decreases in tax positions for prior years	(27)	—
Increases in tax positions for current year	—	13
Settlements	—	—
Lapse in statute of limitations	—	—

Balance at December 31	$170	$197

Of the amounts reflected in the above table at December 31, 2009, the entire amount would reduce the Company’s annual effective tax rate if recognized. The Company had approximately $42 of accrued interest and penalties as of December 31, 2009. The Company records accrued interest and penalties related to income tax matters in the provision for income taxes in the accompanying consolidated statement of operations. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company files income tax returns in the United States and Canada as well as various state and local tax jurisdictions with varying statutes of limitations. The 2006 through 2009 tax years generally remain subject to examination by federal and most state tax authorities.

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13. Supplemental Cash Flow Disclosures

Interest received and paid, income taxes paid and non-cash transactions incurred during the years ended December 31, 2009, 2008, and 2007 were as follows:

	2009	2008	2007
Interest Received	$—	$—	$6
Interest Paid	1,828	2,024	3,467
Income Taxes	16	161	157
Non-Cash Transactions:
Acquisition note—Terex Load King	2,580	—	—
Acquisition note—Badger Equipment Company	2,440	—	—
Acquisition note—Crane and Schaeff – Terex note	—	2,000	—
Acquisition stock note—Terex Load King	250	—	—
Acquisition stock—Badger Equipment Company	976	—	—
Acquisition stock—Crane and Schaeff	—	867	—
Acquisition capital lease—Badger Equipment Company	1,656	—	—
Acquisition contingent consideration –Terex Load King	30	—	—
Purchase adjustment—decreasing Noble beginning inventory	—	(112)	—
Purchase adjustment—increase goodwill (see Note 18)	—	112	—
Terex Note payment paid in stock	150	—	—
Offset of inventory purchases against related party note (see note 23)	—	—	502
Reserves for uncertain tax positions	(27)	13	99
Forgiveness of GT Distribution debt in connection with acquisition of Noble forklift product line assets (see note 18)	—	—	4,219
Conversion of Debt to Stock (see note 19)		1,072	—

Note 14. Operating and Capital Leases

Operating leases

The Company leased its Woodbridge, Ontario facility under an operating lease. Monthly payments under the lease were $36. The lease expired November 30, 2009. The Company is currently negotiating a three year lease extension with its landlord. The Company is currently paying monthly rent of $40. Total rent expense related to this lease was $423, $440 and $458 for the year ended December 31, 2009, 2008 and 2007, respectively. The Company also paid rent of approximately $100 to lease a facility in Georgetown, Ontario for part of 2007. The lease on the Georgetown, Ontario facility expired before December 31, 2007.

The Company leases its Bridgeview facility under an operating lease. Monthly payments under the lease are $37. The lease expires on May 31, 2010. The lease was assumed by the Company when it acquired Crane & Machinery on October 6, 2008. Total rent for the year ended December 31, 2009 and 2008 was $444 and $84, respectively.

The Company has various operating equipment leases with monthly payments ranging from less than $1 to $4 with various expiration dates through 2016. Total rent expense was $92, $90, and $67 for the years ended December 31, 2009, 2008, and 2007.

Capital leases

The Company has a twelve year lease which expires in April 2018 that provides for monthly lease payments of $69 for its Georgetown, Texas facility. The lease has been classified as a capital lease. At December 31, 2009, the outstanding capital lease obligation is $4,155.

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14. Operating and Capital Leases—(Continued)

The Company has a five year lease which expires in July 10, 2014 that provides for monthly lease payments of $25 for its Winona, Minnesota facility. The Company has an option to purchase the facility for $500 by giving notice to Landlord of its intent to purchase the Facility. The Landlord must receive such notice at least three months prior to end of the Lease term. At December 31, 2009, the Company has outstanding capital lease obligation of $1,561

The Company has two additional capital leases. The first is a 60 month truck lease which expires on September 8, 2011 that provides for monthly leases payments of $1. As of December 31, 2009, the capitalized lease obligation related to aforementioned lease is $13. The second is a 72 month lease for a forklift which expires on July 20, 2015 that provides for monthly leases payments of $1. As of December 31, 2009, the capitalized lease obligation related to aforementioned lease was $48.

Future Minimum Lease Payments are:

Years	Operating Leases	Capital Leases
2010	$356	$1,148
2011	157	1,146
2012	43	1,139
2013	22	1,139
2014	20	1,496
Subsequent	15	2,771

Total Minimum Lease Payments	$613	$8,839

Less: imputed interest		(3,063)

Present value of minimum lease payment		$5,776

Capital Item – as of or for the year ended December 31, 2009	Cost	Accumulated Depreciation	Depreciation Expense	Interest Expense
Building—Georgetown, TX	$4,913	$1,453	$35	$595
Land & Building—Winona, MN	1,700	$28	28	95
Other Capitalized leases	79	10	9	3

Capital Equipment Totals	$6,692	$1,491	$72	$693

Capital Item – as of or for the year ended December 31, 2008	Cost	Accumulated Depreciation	Depreciation Expense	Interest Expense
Building—Georgetown, TX	$4,913	$1,038	$35	$568
Other Capitalized leases	29	1	1	—

Capital Equipment Totals	$4,942	$1,039	$36	$568

Sales and Leaseback—In accordance with ASC 840-40 Sales- Leaseback Transaction, at December 31, 2009 and 2008, the Company has deferred revenue of $3,169 and $3,549, respectively, related to the sales and leaseback of Georgetown operating facilities. The deferred gain is being amortized over the life of the lease which reduces depreciation expense $380 annually.

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15. 401K Profit Sharing Plan

The Company’s sponsored a 401K profit sharing plan that covers all the former Testing & Assembly Equipment segment employees of the Company. The plan allowed eligible employees to withhold amounts from their pay on a pre-tax basis and invest in self directed investment accounts. The Company has terminated this plan.

The Company’s Manitex, Inc. subsidiary also sponsors a 401K plan. The plan is intended to cover all non-union United States based employees. The plan is open to employees 21 years of age & older. There is no minimum employment duration required before eligibility. The plan allows for monthly enrollment and contribution changes. The plan is currently being amended to include Badger and Load King employees.

In the Crane and Schaeff acquisitons, the Company acquired Crane and Machinery, Inc. 401(k) Profit Sharing Plan (the “Crane Plan”). The Company is currently in the process of merging the Crane Plan into the Manitex Plan.

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

The amount paid in matching contributions by the company for 2009, 2008, and 2007 was $18, $256, and $208, respectively.

Note 16. Accrued Warranties

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

The following table summarizes the changes in product warranty liability:

	2009	2008
Balance January 1,	$668	$950
Business acquired	227	40
Accrual for warranties issued during the year	1,389	1,701
Warranty services provided	(1,748)	(1,893)
Changes in estimates	(5)	(106)
Foreign currency translation	19	(24)

Balance December 31,	$550	$668

Note 17. Segment Information

The Lifting Equipment segment is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes, predominately through a network of dealers, a diverse group of products that serve different functions and are used in a variety of industries. The Company markets a comprehensive line of boom

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17. Segment Information—(Continued)

trucks and sign cranes, a complete line of rough terrain forklifts, including both the Liftking and Noble product lines, as well as special mission oriented vehicles, and other specialized carriers, heavy material handling transporters and steel mill equipment. The Company also manufacturers a number of specialized rough terrain cranes and material handling products, including a newly introduced 30-ton model, the first in new line of specialized high quality rough terrain cranes. The Company lifting products are used in industrial applications, energy exploration and infrastructure development in the commercial sector and for military applications. The company’s specialized rough terrain cranes primarily serves the needs of the construction, municipality, and railroad industries.

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

Acquisitions accounted for as purchases have been included in the Company’s results from their respective dates of acquisition: July 31, 2007 for Noble product line; October 6, 2008 for the assets of Crane & Machinery, Inc.;. and Schaeff Lift Truck, Inc.; July 10, 2009 for Badger Equipment Company; and December 31, 2009 for the assets of Manitex Load King, Inc. The operations acquired when the Crane & Machinery assets were acquired comprise the Equipment Distribution segment.

The following is financial information for our two operating segments, i.e., Lifting Equipment and Equipment Distribution. The below financial information includes results for each of the above acquisitions from the respective date of acquisitions:

	Year ended December 31,
	2009	2008	2007
Net Revenues
Lifting Equipment	$52,392	$103,343	$106,946
Equipment Distribution	3,495	2,998	—

Total	$55,887	$106,341	$106,946
Operating Earnings
Lifting Equipment	$1,605	$6,382	$10,109
Equipment Distribution	(79)	68	—
Gain on bargain purchases	3,815	—	—
Corporate expenses	(1,997)	(3,042)	(13,756)

Total operating income	$3,344	$3,408	$6,353
Total Assets
Lifting Equipment	$89,384	$79,635	$79,749
Equipment Distribution	5,154	6,368	—
Corporate	147	225	254
Discontinued operations	—	—	172

Total	$94,685	$86,228	$80,175

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17. Segment Information—(Continued)

Total foreign source net revenue was approximately $15,135, $29,255, and $21,230 for the years ended December 31, 2009, 2008, and 2007, respectively. Total long-lived assets related to the Company’s foreign operations were approximately $1,125 and $899 for the years ended December 31, 2009 and 2008, respectively. Detail information of external net revenues and long lived asset information by country is shown on the below tables:

Net Revenues

	2009	2008	2007
United States	$40,752	$77,086	$85,716
Canada	10,372	24,443	17,829
Mexico	643	2,343	2,236
Netherlands	55	691	172
United Arab Emirates	2,453	487
Spain	524	—	—
Russia		346
Indonesia		292
Puerto Rico	181	271	845
Turkey		200
China		—	147
Chile		104
Other	907	78	1

	$55,887	$106,341	$106,946

Company attributes revenue to different geographic areas based on were items are shipped or services are performed.

Long Lived Asset

	2009	2008
United States	$53,892	$44,654
Canada	646	889

Total Long-Lived Assets	$54,538	$45,543

Long-Lived Assets are based on where the operating unit is domiciled.

Due to the nature of the Company’s business, the Company’s sales are concentrated with a small number of customers comprising a significant percentage of revenues. In 2008, three customers individually represented 11%, 10% and 10% of total Company revenues. However, in 2009 and 2007 no single customer represented 10% or greater of total Company revenues.

Note 18. Acquisitions

Noble Product Line Asset Acquisition

On July 31, 2007, Manitex International, Inc. (the “Company”) entered into an asset purchase agreement with GT Distribution, LLC, a related party, (“GT Distribution”) pursuant to which GT Distribution transferred all of its

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18. Acquisitions—(Continued)

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

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18. Acquisitions—(Continued)

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

The total consideration for the Crane and Schaeff acquisition is as follows:

Acquisition costs:
Promissory note issued to Terex	$2,000
Manitex International, Inc. Common Stock (269,377 @ 3.22)	867
Cash to payoff Crane’s line of credit	751
Direct transactions fees and expenses	112
Cash received	(46)

Total price paid	3,684
Less: non-cash items:
Note	(2,000)
Common Stock	(867)

Net consideration paid	$817

The purchase price has been allcoated as follows (in thousands):

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

Note 18. Acquisitions—(Continued)

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

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18. Acquisitions—(Continued)

The fair value of the purchase consideration was $5,112 as follows:

Fair Value
Cash	$40
300,000 shares of Manitex International Inc stock	976
Interest-bearing promissory note	2,440
Capital lease obligation	1,656

Total purchase consideration	5,112
Less: non-cash items and cash received;
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

Manitex International Inc. stock—The fair value of the stock consideration was established using the guideline public company method to establish an enterprise value for the Company at the transaction date, which resulted in a per share value of $3.25 or an aggregate value of $976 for the three hundred thousand shares. While the NASDAQ closing price was considered in our valuation of fair value, the market price of our stock is only one indicator. It is our opinion that the NASDAQ closing price was not a reliable indicator of the value for the Company, at the date of acquisition. Our conclusion is based on the fact that trading volume on our stock is very limited, the Company does not provide guidance nor is there is any significant analyst coverage. Furthermore, very modest sized trades can impact the stock price significantly because our trading volume is so low.

Interest-bearing Promissory Note—Under the terms of the Purchase Agreement, the Company promises to pay Avis the principal sum of $2,750 at an interest rate of 6.0% per annum from the date of the Transaction through July 10, 2014. The Promissory Note requires the Company to make interest only payments commencing on

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18. Acquisitions—(Continued)

October 1, 2009 and continuing on the first day of each subsequent quarter thereafter. Furthermore principal payments will be paid annually, in the amount of $550 commencing on July 10, 2010 and continuing on each subsequent July 10th for the following four years. The Agreement also states that the Promissory Note is secured by all of the outstanding shares of capital stock of Badger. The fair value of the promissory note was calculated to be equal to the present value of the future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of interest of 11% was determined to be the appropriate rate following an assessment of the risk inherent in the debt issue and the market rate for debt of this nature using corporate credit ratings criteria adjusted for the lack of public markets for this Note. The calculated fair value was $2,440.

Capital Lease obligation—The Company entered into a five year lease for the Badger premises which expires in April 2018 that provides for annual rent of $25 on payable in twelve equal monthly installments. The lease has been classified as a capital lease under the provisions of ASC 840-10. The Company has an option to purchase the facility for $500 at the end of the lease by giving notice to Landlord of its intent to purchase the Facility. The fair value of this obligation was calculated by discounting the payments required under the lease by a discount factor of 6.125%, a rate that is considered to be the market rate for similar mortgage type transactions. The calculated fair value was $1,656.

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

Gain on bargain purchase: In accordance with ASC 805, any excess of fair value of acquired net assets over the acquisition consideration results in a bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired and liabilities assumed have been properly valued. The Company, together with its advisors, underwent such a reassessment, and as a result, has recorded a gain on bargain purchase of $900. In accordance with acquisition method of accounting, any resulting gain on bargain purchase must be recognized in earnings on the acquisition date. The gain on bargain purchase is disclosed on a separate line in the Company consolidated statement of operations. The Company believes that the gain on bargain purchase resulted from the negotiation of a favorable price for Badger due to there being no open

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18. Acquisitions—(Continued)

market sale process due to the long standing relationship with Avis since 2000, Avis not using any outside advisors for the transaction and the fact that Avis needed to focus on its core (mainly automotive) businesses that were under significant pressure in the current economy.

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

Terex Load King Acquistion

On December 31, 2009, Manitex International, Inc. completed the purchase of the assets and certain liabilities of Terex Load King Trailers, (“Load King”) an Elk Point, South Dakota-based manufacturer of specialized custom trailers and hauling systems typically used for transporting heavy equipment, pursuant to an Asset Purchase Agreement with Genie Industries, Inc., a subsidiary of Terex Corporation. Load King primarily serves the commercial construction, railroad, oilfield service, military and equipment rental industries. The Company acquired Load King primarily because of its long standing legacy niche products and customer relationships. These attributes provide significant additional markets for the Company combined with its synergy with existing material handling products within the Company’s lifting equipment segment.

During the assessment of the processing of the Load King acquisition it became apparent that the transaction may result in a bargain purchase. This supported an initial view that a favorable price had been negotiated due to the transaction being completed with a motivated seller as Terex Corporation (Terex.) desired to restructure its operations and focus on core competencies. Additionally, although Terex employed an investment banker to solicit potential buyers, Manitex was the only bidder identified willing to consummate a transaction with terms attractive to Terex (i.e. the only bidder who was willing to purchase substantially all the assets of Load King).

The assessment and valuation of the acquisition utilized professional independent valuation advisors and tax advisors. Physical assets had been reviewed and visited. As required by accounting standard, FASB ASC 805-30-30, a reassessment was conducted to ensure that assets and liabilities were completely identified and fairly valued which included a further review of the fair value of consideration.

The fair value of the purchase consideration was $2,960 as follows:

Fair Value
Cash	$100
130,890 shares of Manitex International Inc stock	250
Interest-bearing promissory note	2,580
Contingent consideration	30

Total purchase consideration	2,960
Less: none cash items and cash received;
Manitex International, Inc. common stock	(250)
Promissory note	(2,580)
Contingent consideration	(30)

Net cash consideration paid	$100

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18. Acquisitions—(Continued)

Manitex International Inc. stock. The fair value of the stock consideration was determined to be $250, as the Asset Purchase Agreement contained a methodology to determine the number of shares equal to $250.

Interest-bearing Promissory Note. Per the terms of the Agreement, Manitex promised to pay Genie Industries, Inc. the principal sum of $2,750 at an interest rate of 6.0% per annum from the date of the Transaction through December 31, 2016. The Promissory Note requires Manitex to make interest payments commencing on December 31, 2009 and continuing on the last day of each subsequent quarter through and including December 31, 2016. Furthermore, principal payments equal to one-sixth of the principal sum (i.e., approximately $458) will be paid annually, commencing on December 31, 2011 and continuing on each subsequent December 31 for the following five years. The Promissory Note is secured by certain real property and machinery and equipment of Load King, located in South Dakota.

The note was recorded at its fair value on date of issuance at $2,580. The fair value of the promissory note was calculated to be equal to the present value of the future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of interest of 8% was determined to be the appropriate rate following an assessment of the risk inherent in the debt issue and the market rate for debt of this nature using corporate credit ratings criteria adjusted for the lack of public markets for this Note. The difference between face amount of the note and its fair value is being amortized over the life of the note, and is being charged to interest expense

Contingent Consideration. In accordance with ASC 805, the acquirer is to recognize the acquisition date fair value of contingent consideration. The agreement has a contingent consideration provision which provides for a onetime payment of $750 if net revenues are equal to or greater than $30,000 in any of the next three years, i.e., 2010, 2011 or 2012. Given the disparity between the revenue threshold and the Company’s projected financial results, it was determined that a Monte Carlo simulation analysis was appropriate to determine the fair value of contingent consideration. It was determined that the probability weighted average earnout payment is $30. Based thereon, we determined the fair value of the contingent consideration to be $30.

Under the acquisition method of accounting, in accordance ASC 805, Business Combinations, the assets acquired and liabilities assumed are valued based on their estimated fair values as of the date of the acquisition as shown below.

Purchase Price allocation:
Inventory	1,841
Machinery & equipment	1,716
Land & buildings	2,610
Accounts receivable	464
Prepaid expenses	5
Trade names & trademarks	420
Unpatented technology	670
Accounts payable	(144)
Accrued expenses	(150)
Deferred tax liability	(1,557)
Gain on bargain purchase	(2,915)

Net assets acquired	$2,960

Tangible assets and liabilities: The tangible assets and liabilities were valued at their respective carrying values by Load King, except for certain adjustments necessary to state such amounts at their estimated fair values at the

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18. Acquisitions—(Continued)

acquisition date. A significant fair market adjustment to land and building, was based on an independent appraisal, was made. Fair market adjustments, which were not significant, were also made to adjust machinery and equipment and inventory.

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

Gain on bargain purchase: In accordance with ASC 805, any excess of fair value of acquired net assets over the acquisition consideration results in a bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired and liabilities assumed have been properly valued. The Company, together with its advisors, underwent such a reassessment, and as a result, has recorded a gain on bargain purchase of $2,915. In accordance with acquisition method of accounting, any resulting gain on bargain purchase must be recognized in earnings on the acquisition date. The gain on bargain purchase is disclosed on a separate line in the Company consolidated statement of operations for year ended December 31 2009. The Company believes that the gain on bargain purchase resulted from the negotiation of a favorable price for Load King due to the transaction being completed with a motivated seller who desired to restructure its operations and focus on core competencies. Additionally, although the Seller employed an investment banker to solicit potential buyers, Manitex was the only bidder identified willing to consummate a transaction with terms attractive to Terex (i.e. the only bidder who was willing to purchase substantially all the assets of Load King).

Acquisition transaction costs: The Company incurred $54 in legal fees in connection with the Load King acquisition. Due diligence and other activities were performed by internal Company employees. Internal cost and legal fees are recorded in recorded in selling, general and administration expense in 2009. Costs for valuation and tax services preformed after December 31, 2009 are estimated to be $23 and will be recorded in the first quarter of 2010.

The results of the acquired Load King operations have been included in our consolidated statement of operations since the acquisition date. The results of Load King also form part of the segment disclosures for the Lifting Equipment segment.

The following unaudited pro forma information assumes the acquisition of Crane, Schaeff, Badger Equipment Company and Terex Load King occurred on January 1, 2008. The unaudited pro forma results have been prepared for informational purposes only and do not purport to represent the results of operations that would have been had the acquisition occurred as of the date indicated, nor of future results of operations. The unaudited pro forma results for the year ended December 31, 2009 and 2008 are as follows (in thousand, except per share data)

	Year Ended December 31, 2009	Year Ended December 31, 2008
Net revenues	$65,336	$158,949
Net (loss) income from continuing operations	$(6,127)	$5,809
(Loss) income per share from continuing operations:
Basic	$(054)	$054
Diluted	$(0.54)	$0.53

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18. Acquisitions—(Continued)

Pro Forma Adjustment Note

Pro Forma adjustments were made to give effect to the amortization of the intangibles recorded as a result of the acquisition, which would have resulted in $150 and $319 of additional amortization expense in 2009 and 2008, respectively. Pro Forma adjustments to interest expense was made to reflect interest on the promissory notes issued in connection with the acquisitions, the capital lease executed in the Badger acquisition and to eliminate interest expense for Badger debt not assumed in the transaction. The net effect was to increase interest expense by $306 and $502 for 209 and 2008, respectively. Pro Forma adjustments were made to account for the changes in depreciation expense based on the value of fixed as determined in the purchase price allocation. The effect was to decrease depreciation expense by $55 for 2009 and to increase depreciation expense by $136 for 2008. A pro forma adjustment was made to move the gain on bargain purchases of $3,815 from 2009 to 2008. Finally, pro forma adjustments were made to record the tax effect of the above entries. The effect was to increase tax expense in 2009 by $1,968 and to decrease tax expense in 2008 by $1,914.

Basic shares outstanding were increase by 287,483 and 637,313 for 2009 and 2008, respectively. Diluted shares outstanding were increased by 279,685 and 637,313 for 2009 and 2008, respectively.

Note 19. Equity

Issuance of Common Stock and Warrants

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

The Series A Warrants and the Series B Warrants (together the “Warrants”) were issued upon the closing of a private placement on November 15, 2006 and will be exercisable after the sixth month anniversary of the issuance date of the Warrants until November 15, 2011. The Series A warrant holders can purchase 550,000 shares of the Company’s common stock. The Series A Warrants have an exercise price of $4.05 per share. The Series B warrant holders can purchase 550,000 shares of the Company’s common stock. The Series B Warrants have an exercise price of $4.25 per share. During the 2007, the warrant holders exercised 100,000 Series A warrants and 346,000 Series B warrants.

On November 15, 2006, the Company also issued warrants to purchase an aggregate of 192,500 shares of the Company’s common stock to a finder and to Roth Capital Partners, LLC for acting as placement agent in connection with the privatepPlacement that closed on November 15, 2006. These warrants will be exercisable until November 15, 2011, and have an exercise price of $4.62 per share. On June 18, 2007, the Company and Hayden Communications, Inc. (“Hayden”) entered into a contract under which Hayden will provide public and investor relation services to the Company for a period of one year. The contract provides for the issuance of 15,000 warrants to Hayden Communications, Inc. Each warrant allows Hayden to purchase one share of Company Common Stock for $7.08 per share. The warrants are exercisable beginning on June 15, 2008 and expire on June 15, 2011. The warrants are exercisable on a cashless basis under certain circumstances. The

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19. Equity—(Continued)

warrants and underlying common stock are not registered under federal or state securities laws and, therefore, may not be sold or transferred by Hayden in the absence of registration or an exemption there from.

At December 31, 2009, 2008 and 2007 the Company had issued and outstanding warrants as follows:

Number of Warrants Shares
December 31,
2009	2008	2007
450,000	450,000	450,000	$4.05	November 15, 2011	Private placement
204,000	204,000	204,000	$4.25	November 15, 2011	Private placement
192,500	192,500	192,500	$4.62	November 15, 2011	Placement Agent Fee
15,000	15,000	15,000	$7.08	June 15, 2011	Investor Relation Service
105,000	105,000	105,000	$7.18	September 11, 2012	Placement Agent Fee

During 2007, 100,000 and 346,000 Series A and Series B warrants were exercised.

The following table contains information regarding warrants for the years ended December 31, 2009, 2008 and 2007 respectively:

	2009		2008		2007
	Warrants	Price per Share	Warrants	Price per Share	Warrants	Price per Share
Outstanding on January 1	966,500	$4.05-7.18	966,500	$4.05-7.18	1,292,500	$4.05-$4.62
Issued	—	—	—	—	120,000	$7.08-$7.18
Exercised	—	—	—	—	(446,000)	$4.05-$4.25
Cancelled	—	—	—	—	—	—
Outstanding on December 31	966,500	$4.05-7.18	966,500	$4.05-7.18	966,500	$4.05-$7.18
Weighted average exercise price	$4.59		$4.59		$4.59
Weighted average fair value of warrants granted during the year	—		—		$276,368
Weighted average remaining life of warrants at December 31	0.96 years		1.96 years		2.96 years

The fair value of the warrants at date of issuance was estimated using the Black-Scholes Model with the following assumptions:

2007
Risk-free interest rate	4.070%-5.049%
Expected life	4-5 years
Expected dividends	None
Expected volatility	32.089%-35.099%

Stock Issuance

On June 11, 2007, Company issued 198,000 shares of common stock as warrant holders exercised 99,000 Series A warrants and 99,000 Series B warrants. The exercise of warrants resulted in an increase in common stock of $1,161, of which approximately $822 represented cash received upon the exercise of the warrants and

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19. Equity—(Continued)

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

On December 31, 2007, the Company issued in aggregate 3,465 shares of common stock to three independent Directors as restricted stock units issued under the Company’s 2004 Incentive Plan to these Directors vested on that day. An entry was recorded to increase common stock by $22 and decrease paid in capital by $22.

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

On October 1, 2008, the Company issued in aggregate 18,254 shares of common stock to employees as restricted stock units issued under the Company’s 2004 Incentive Plan vested on that day. On October 6, 2008 the Company issued 269,378 shares of common stock with a value of $867 in connection with its purchase of the assets of Crane & Machinery, Inc. and Schaeff Lift Truck, Inc.

On December 31, 2008, the Company issued in aggregate 11,220 shares of common stock to four independent Directors as restricted stock units issued under the Company’s 2004 Incentive Plan to these Directors vested on that day. An entry was recorded in increase common stock by $29 and decrease paid in capital by $29.

On January 2, 2009, the Company issued in aggregate 103,375 shares of common stock to employees pursuant to restricted stock units issued under the Company’s 2004 Incentive Plan, which vested on that date.

On March 1, 2009, the Company issued 147,059 shares of common stock to the Terex Corporation as the Company elected to pay $150 of the annual principal payment due March 1, 2009 in shares of the Company’s common stock. The share price for the transactions was the average closing price for the twenty trading days ending the day before the payment is due. See note 11.

On March 31, 2009, the Company issued 1,320 shares of common stock to an employee pursuant to restricted stock units issued under the Company’s 2004 Incentive Plan, which vested on that date. An entry was recorded in increase common stock by $6 and decrease paid in capital by $6.

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19. Equity—(Continued)

On July 10, 2009, the Company issued 300,000 shares of common stock with a value of $976 in connection with the purchase of Badger Equipment Company.

On October 1, 2009, the Company issued in aggregate 16,772 shares of common stock to employees as restricted stock units issued under the Company’s 2004 Incentive Plan vested on that day. An entry was recorded in increase common stock by $106 and decrease paid in capital by $106.

On December 31, 2009, the Company issued in aggregate 10,170 shares of common stock to four independent Directors as restricted stock units issued under the Company’s 2004 Incentive Plan to these Directors vested on that day. An entry was recorded in increase common stock by $28 and decrease paid in capital by $28.

Stock Repurchase

On October 1, 2008, the Company purchased 2,043 shares of Common Stock at the October 1, 2008 closing price of $3.35 from certain employees. The stock was purchased from the employees to satisfy employees’ withholding tax obligations related to October 1, 2008 stock issuance described above.

On October 1, 2009, the Company purchased 2,619 shares of Common Stock at the October 1, 2009 closing price of $2.27 from certain employees. The stock was purchased from the employees to satisfy employees’ withholding tax obligations related to October 1, 2009 stock issuance described above.

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

2004 Equity Incentive Plan

In 2004, the Company adopted the 2004 Equity Incentive Plan and subsequently amended and restated the plan on May 28, 2009. The maximum number of shares of common stock reserved for issuance under the plan is 500,000 shares. The total number of shares reserved for issuance may, however, may be adjusted to reflect certain corporate transactions or changes in our capital structure. Our employees and members of our board of directors who are not our employees or employees of our affiliates are eligible to participate in the plan. The plan is administered by a committee of our board comprised of members who are outside directors. The plan provides that the committee has the authority to, among other things, select plan participants, determine the type and amount of awards, determine award terms, fix all other conditions of any awards, interpret the plan and any plan awards. Under the plan, the committee can grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units, except Directors may not be granted stock appreciation rights, performance shares and performance units. During any calendar year, participants are limited

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19. Equity—(Continued)

in the number of grants they may receive under the plan. In any year, an individual may not receive options for more than 15,000 shares, stock appreciate rights with respect to more than 20,000 shares, more than 20,000 shares of restricted stock and/or an award for more than20,000 performance shares or restricted stock units or performance units. The plan requires that the exercise price for stock options and stock appreciation rights be not less than fair market value of our common stock on date of grant.

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

On December 18, 2008, the Company awarded under the Amended and Restated 2004 Equity Incentive Plan 103,375 and 21,155 restricted stock units to employees and to the independent Directors, respectively. The restricted stock units are subject to the same conditions as the restricted stock awards except the restricted stock units will not have voting rights and the common stock will not be issued until the vesting criteria are satisfied. The employee restricted stock units vested on January 2, 2009, following the Company’s final determination that each of the employees had met certain performance objectives. The units granted to Directors will vest 36.7%, 31.2% and 32.1% on December 31, 2008, December 31, 2009 and December 31, 2010 respectively. The restricted stock units awarded were valued at $112 or $0.90 per share, which was the closing price of the Company’s common stock on the date of grant. The value of the restricted stock units is being charged to compensation expense over the vesting period, Compensation expense in 2009 and 2008 includes $86 and $318 related to restricted stock units, respectively. Compensation expense related to restricted stock units will be $32 and $1 for the years 2010, and 2011, respectively.

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19. Equity—(Continued)

The following table contains information regarding restricted stock units for the years ended December 31, 2009 and, December 31, 2008, respectively:

	Restricted Stock Units
	2009	2008
Outstanding on January 1,	160,689	62,650
Issued	—	129,685
Vested and issued	(129,018)	(28,586)
Vested—repurchased for income tax withholding	(2,619)	(2,043)
Forfeited	(2,673)	(1,017)

Outstanding on December 31	26,379	160,689

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

Note 20. Noncontrolling Interest

On November 30, 2006, the Company issued 266,000 shares of stock in Manitex Liftking Canadian Subsidiary with a value of $1,024. These shares are exchangeable into 266,000 shares of the Company’s Common Stock. Until the shares are exchanged, the value of the exchangeable shares is shown as a noncontrolling interest. The Manitex Liftking Canadian Subsidiary shares were exchange for 266,000 of the Company’s Common Stock on September 16, 2008.

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21. New Accounting Pronouncements

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“Statement No. 160”) later codified under ASC 810-10 “Consolidations”. The guidance requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The guidance is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The provisions were adopted on January 1, 2009. The adoption did not have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 a revision of business combinations guidance which was later codified under ASC 805, “Business Combinations.” The revised guidance retains the underlying concepts that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but changes the application of the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. In April 2009, the FASB issued further guidance which clarifies the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This requires that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. If the acquisition date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized based on guidance in ASC 450, “Contingencies,” which provides thresholds for recognition based on probability and the ability to reasonably

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21. New Accounting Pronouncements—(Continued)

estimate an amount or range of amounts. This guidance was effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, which, for the Company, was January 1, 2009. As discussed in Note 5—“Acquisitions”, the adoption of this guidance affected the reporting of our acquisition of Badger Equipment and Manitex Load King, Inc.

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

In April 2008, the FASB issued FSP 142-3 guidance related to determining the useful lives of intangible assets later codified under ASC 350, “Intangibles—Goodwill and Other.” This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance was effective on a prospective basis to all intangible assets acquired and for disclosures on all intangible assets recognized on or after the beginning of the first annual period subsequent to December 15, 2008, which, for the Company, was January 1, 2009. We have evaluated the new guidance and have determined that it did not have a significant impact on the determination or reporting of our financial results.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” later codified under ASC 260. It provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions in this standard. On January 1, 2009, the Company adopted this standard. The adoption did not have a material impact on our Consolidated Financial Statements

December 2008, the FASB issued EITF Issue No. 08-6, “Equity Method Investment Accounting Consideration,” later codified under ASC 323, “Investments—Equity Method and Joint Ventures.” Is effective for fiscal years beginning after December 15, 2008. It requires an equity method investor to account for its initial investment at cost and shall not separately test an investee’s underlying indefinite-lived intangible assets for impairment. It also requires an equity method investor to account for share issuance by an investee as if the investor had sold a proportionate share of its investment. The resulting gain or loss shall be recognized in earnings. On January 1, 2009, the Company adopted this standard. The adoption did not have a material impact on our Consolidated Financial Statements.

In December 2008, the FASB issued guidance revising employers’ disclosures about postretirement benefit plan assets which was later codified under ASC 715, “Compensation—Retirement Benefits.” This guidance revised employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance requires additional disclosure of a benefit plan’s investment allocation decision-making process, the fair value of

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21. New Accounting Pronouncements—(Continued)

each major category of plan assets, the valuation techniques used to measure the fair value of the plan assets, and any significant concentrations of risk within plan assets. This guidance is effective for fiscal years ending after December 15, 2009, with early application permitted. Adoption of this guidance did not have a significant impact on the determination or reporting of our financial results.

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

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21. New Accounting Pronouncements—(Continued)

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

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements”, which amended ASC 605, “Revenue Recognition.” This guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how to allocate the consideration to each unit of accounting. In an arrangement with multiple deliverables, the delivered item(s) shall be considered a separate unit of accounting if the delivered items have value to the customer on a stand-alone basis. Items have value on a stand-alone basis if they are sold separately by any vendor or the customer could resell the delivered items on a stand-alone basis and if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor.

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21. New Accounting Pronouncements—(Continued)

Arrangement consideration shall be allocated at the inception of the arrangement to all deliverables based on their relative selling price, except under certain circumstances such as items recorded at fair value and items not contingent upon the delivery of additional items or meeting other specified performance conditions. The selling price for each deliverable shall be determined using vendor specific objective evidence (“VSOE”) of selling price, if it exists, otherwise third-party evidence of selling price. If neither VSOE nor third-party evidence exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. This guidance eliminates the use of the residual value method for determining allocation of arrangement consideration and allows the use of an entity’s best estimate to determine the selling price if VSOE and third-party evidence cannot be determined. It also requires additional disclosures such as the nature of the arrangement, certain provisions within the arrangement, significant factors used to determine selling prices and the timing of revenue recognition related to the arrangement. This guidance shall be effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact that adoption of this guidance will have on the determination and reporting of our financial results.

In June 2009, the FASB revised the authoritative guidance for determining the primary beneficiary of a VIE. In December 2009, the FASB issued Accounting Standards Update No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”), which provides amendments to ASC 810 to reflect the revised guidance. The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The amendments in ASU 2009-17 also require additional disclosures about a reporting entity’s involvement with VIEs. ASU 2009-17 is effective for fiscal years beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We believe the adoption of this guidance will not have a material impact on our consolidated financial position or results of operations.

In January 2010, the FASB issued Accounting Standards Update 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary-a Scope Clarification”, which amends ASC 810, “Consolidations.” This amendment requires new disclosures, including a description of valuation techniques and inputs used to measure the fair value of any retained investment in a former subsidiary, the nature of any continuing involvement in the subsidiary or acquirer after deconsolidation, and information regarding related party involvement before and after the transaction. This guidance will be effective for us in our interim and annual reporting periods beginning after December 15, 2009. We believe the adoption of this guidance will not have a material impact on our consolidated financial position or results of operations.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820, “Fair Value Measurements and Disclosures.” This amendment requires new disclosures, including the reasons for and amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and separate presentation of purchases, sales, issuances and settlements in the reconciliation of activity for Level 3 fair value measurements. It also clarified guidance related to determining the appropriate classes of assets and liabilities and the information to be provided for valuation techniques used to measure fair value. This guidance will be effective for us in our interim and annual reporting periods beginning after December 15, 2010. We are evaluating the adoption of this guidance, but we do not expect that it will have a significant impact on the determination or reporting of our financial results.

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 22. Contractual Obligations

	Payments due by period
	Total	2010	2011-2012	2013-2014	Thereafter
Revolving credit facilities	$16,788	$—	$16,788	$—	$—
Term loans	9,215	2,210	3,340	2,248	1,417
Manitex Stock Note	250	250	—	—	—
Floor Plan	1,652	163	824	665	—
Operating lease obligations	613	356	201	42	14
Capital lease obligations (3)	8,839	1,148	2,285	2,635	2,771
Purchase obligations	10,641	10,641	—	—	—

Total	$47,998	$14,768	$23,438	$5,590	$4,202

(1)	Purchase obligations include commitments of approximately $10,400 relating to inventory items. The balance is attributable to non-inventory items, including fixed assets, research and development materials, supplies and services
(2)	At December 31, 2009, the Company had unrecognized tax benefits of $170 for which the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective tax authority. Thus, these liabilities have not been included in the contractual obligations table. See footnote 12.
(3)	Capital lease obligations includes imputed interest.

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

J Giordano Securities Group was paid a fee to be a financial advisor to the Company in connection with the Acquisition and rendered a fairness opinion to the Company’s Board of Directors as to the fairness, from a financial point of view to the Company and its shareholders, of the consideration to be paid by the Company in the transaction. Prior to the Acquisition, the Manitex subsidiary completed a sale and leaseback transaction in April 2006 of its Georgetown, Texas facility to an entity controlled by one of its affiliates, Robert J. Skandalaris, who was also a significant shareholder of the Company. In April 2007, Mr. Skandalaris sold substantially all of his stock in the Company, at which point he ceased to be a related party. The sale price was $5,000 and the proceeds of the transactions were used to reduce the balance under the Manitex subsidiary’s credit facility. The lease has a twelve year term and provides for monthly rent of $67. Although the Company did not obtain an

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 23. Transactions Between the Company and Related Parties—(Continued)

independent valuation of the property or the terms of the sale and leaseback transaction in connection with the Acquisition, it believes the terms of the lease are at least as favorable to the Company as they could have obtained from an unaffiliated third party.

The sale and leaseback transaction resulted in a gain of approximately $4,600. Per ASC 840-40 Sales- Leaseback Transactions sales-leaseback transactions are treated as a single financing transaction in which any profit or loss on the sale is deferred and amortized. As such, the gain has been deferred and is being amortized on a straight line basis over the life of the lease. The lease has been classified as a capital lease. Furthermore, the land and building are treated as a single unit in this transaction because the fair value of the land is less than 25% the total fair value of the leased property at the inception of the lease. The amortization of the deferred gain offsets depreciation expense.

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

David J. Langevin, the Company’s Chairman and Chief Executive Officer, had a 38.8% had an ownership interest in GT Distribution. Consequently, the Company received a fairness opinion from an independent financial advisor that the Company’s purchase of the Product Line was fair to its shareholders from a financial point of view and the approval of a special independent committee of the Company’s board of directors prior entering into this transaction.

The Company, through its Manitex and Manitex Liftking subsidiaries, purchases and sells parts to GT Distribution, Inc. (“GT”). The Company’s Chairman and Chief Executive Officer, David Langevin, owned approximately 38.8% of GT. In January 2009, Mr. Langevin assigned his ownership interest in GT to Bob Litchev, a Senior Vice President of Manitex International, Inc. Although the Company does not independently verify the cost of such parts, it believes the terms of such purchases and sales were at least as favorable to the Company as terms that it could obtain from a third party. As of December 31, 2009, the Company had $0 outstanding Accounts Receivable from GT and $596 outstanding Accounts Payable due to GT with respect to the purchase and sale of parts. At December 31, 2008, the Company had $0 outstanding Accounts Receivable from GT and $175 outstanding Accounts Payable to GT with respect to the purchase and sale of parts.

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

Mr. Langevin, the Company’s Chairman and CEO” owned 38.8% of the membership interests of GT. Due to the related-party aspects of this transaction, the Purchase Agreement and the transactions contemplated thereby were approved by a committee of the Company’s independent Directors (the “Special Committee”) and the Audit Committee of the Company’s Board of Directors. The Special Committee also received a fairness opinion from an independent financial advisory firm that the consideration to be paid by the Company pursuant to the Purchase Agreement to acquire the Sellers’ assets and liabilities, including the shares of the Company’s common stock issued pursuant to the Restructuring Agreement is fair from a financial point of view. In January 2009, Mr. Langevin assigned his ownership interest in GT to Bob Litchev, a Senior Vice President of Manitex International.

MANITEX INTERNATIONAL INC.

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

The Company through its Manitex Liftking subsidiary provides parts and services to LiftMaster, Ltd (“LiftMaster”). LiftMaster is a rental company that rents and services rough terrain forklifts. LiftMaster is owned by the President of Manitex Liftking, ULC and a relative. As of December 31, 2009, the Company had accounts payable to LiftMaster of $22. At December 31, 2008, the Company had accounts payable to LiftMaster of $13..

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

	2009	2008	2007
Georgetown Facility (1)	$—	$—	$272
Woodbridge Facility (2)	423	439	458
Sales to:
Crane & Machinery	n.a	165	402
SL Industries, Ltd	1	—	—
LiftMaster (3)	31	127	299
BGI	7	(2)	76
Schaeff Lift Truck	n.a	285	655

Total Sales	39	575	1,432
Purchases from:
Crane & Machinery	n.a	—	59
SL Industries, Ltd	1,394	757	1,337
LiftMaster (3)	26	353	98
BGI	698	725	879
Schaeff Lift Truck	n.a	13	570

Total Purchases	$2,118	$1,848	$2,943

(1)	The Company leases its 188,000 sq. ft. Georgetown, Texas manufacturing facility from an entity owned by one of the Company’s significant shareholders in fiscal 2006. Pursuant to the terms of the lease, the Company made monthly lease payment of $67. The Company was also responsible for all the associated operating expenses including, insurance, property taxes and repairs. Under the lease, which expires April 30, 2018, monthly rent is adjusted annually by the lesser of increase in the Consumer Price Index or 2%.
(2)	The Company leases its 85,000 sq. ft. Woodbridge facility from an entity owned by a stockholder of the Company and relative of Manitex Liftking ULC’s, president and CEO. Pursuant to the terms of the lease, the Company makes monthly lease payments of $35. The Company is also responsible for all the associated operations expenses, including insurance, property taxes, and repairs. The lease expired on November 29, 2009. The company is currently negotiating an extension of the lease.
(3)	The Company provides parts and services to LiftMaster, Inc. LiftMaster is a rental company that rents and services rough terrain forklifts. LiftMaster is owned by a relative of the President of Manitex Liftking, ULC.

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 23. Transactions Between the Company and Related Parties—(Continued)

The Company has a note payable to the former owners of Liftking Industries, Inc. for $952 issued in connection with the acquisition of Liftking Industries ULC. It was determined subsequent to the acquisition, that the note would be a related party transaction since Manitex Liftking’s President & CEO is a relative of the primary holder of the note.

Note 24. Legal Proceedings and Other Contingencies

The Company is involved in various legal proceedings, including product liability, employment related issues, and workers’ compensation matters which have arisen in the normal course of operations. The Company has product liability insurance with self insurance retention that range form $50 to $1,000. Certain cases are at a preliminary stage, and it is not possible to estimate the amount or timing of any cost to the Company. However, the Company does not believe that these contingencies, in the aggregate, will have a material adverse effect on the Company. When it is probable that a loss has been incurred and possible to make a reasonable estimates of the Company’s liability with respect to such matters, a provision is recorded for the amount of such estimate or the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

One of our insurance carriers has denied coverage for two product liability claims. The Company believes the insurance companies’ basis for denial of coverage is improper. As such, the Company has engaged outside legal representation to challenge the insurance companies’ denial of coverage. Currently, the Company is engaged in a declaratory judgment action which contests the denial of coverage.

It is reasonably possible that the “Estimated Reserve for Product Liability Claims” may change within the next 12 months. A change in estimate could occur if a case is settled for more or less than anticipated, or if additional information becomes known to the Company.

Note 25. Restructuring

During the third quarter of 2008, the Company began to restructure the manufacturing processes at its Manitex Liftking facility with the objective of improving production efficiencies and lowering our costs. The Company began to experience the benefits of the staffing reductions in the fourth quarter of 2008. An evaluation of the current staffing has been completed and as a result, the workforce was reduced by 26 employees to align the size of our workforce to our current production requirements. In connection with the reduction in force, the Company was required to pay terminated employees $236 in severance, which has been included in operating expense and is shown in the income statement on a line entitled “restructuring expenses.”

We began to experience the effects of the current economic recession in September of 2008, which resulted in a dramatic curtailment of our new orders, requests to delay deliveries and, in some cases to cancellation of existing orders. In response to these adverse economic conditions and longer sales cycles, management took action to balance its operations with decreased demand levels. The specific actions taken to achieve these cost reductions included headcount reductions of salaried and hourly employees, virtual elimination of overtime, suspension of additional hires and merit increases, reduction in executive and salaried pay, bonus and benefits and the introduction of shortened workweeks. These actions, although difficult, were required to enable the Company to adjust to current conditions and position it to respond quickly when the market recovers. Certain of the aforementioned actions were implemented before December 31, 2008. Significant additional steps were implemented shortly after year end and still other additional staff reductions occurred during the remainder of 2009.

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 25. Restructuring—(Continued)

The following is summary of staff reductions and restructuring expenses (severance payments):

	Year Ended December 31, 2009			Year Ended December 31, 2008
	Staff reduction	Severance	Average	Staff reduction	Severance	Average
Normal course	—	—	—	26	$236	$9	(1)
Related to economic conditions	67	$255	$4	53	93	$2

Total	67	$255	$4	79	$329	4

(1)	Canadian law requires that a minimum severance based on years of service be paid to terminated employees. As a result, it is generally more costly to terminate an employee in Canada. As expected the average severance costs for our Manitex Liftking facility (located in Ontario, Canada) are higher.

Additionally, the Company is focused on several new North American and international sales initiatives and supply chain cost reduction initiatives which are designed to continue market share gains, and to improve margins and profitability.

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 26. Quarterly Financial Data (Unaudited)

Unaudited Quarterly Financial Data

Summarized quarterly financial data for 2009 and 2008 are as follows (in thousands, except per share amounts).

	2009 (1)				2008 (1)
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net revenues	$14,042	$11,848	$15 ,063	$14,934	$23,547	$26,460	$28,542	$27,792
Gross Profit	3,028	2,477	2,208	3,444	4,272	4,451	4,199	4,543
Net income (loss) from continuing operations	61	(117)	(147)	3,842	511	721	306	261
Income from discontinued operations—net of tax	—	—	—	—	178	10	—	11
Gain on disposition of discontinued operations—net of tax	—	—	—	—	—	186	—	14
Net income (loss)	$61	$(117)	$(147)	$3,842	$689	$917	$306	$286
Per Share
Basic
Income (loss) from continuing operations	$0.01	$(0.01)	$(0.01)	$0.34	$0.05	$0.07	$0.03	$0.02
Income from discontinued operations—net of tax	$—	$—	$—	$—	$0.02	$—	$—	$—
Gain on disposition of discontinued operations—net of tax	$—	$—	$—	$—	$—	$0.02	$—	$—
Net income (loss)	$0.01	$(0.01)	$(0.01)	$0.34	$0.07	$0.09	$0.03	$0.03
Diluted
Income (loss) from continuing operations	$0.01	$(0.01)	$(0.01)	$0.34	$0.05	$0.07	$0.03	$0.02
Income from discontinued operations—net of tax	$—	$—	$—	$—	$0.02	$—	$—	$—
Gain on disposition of discontinued operations—net of tax	$—	$—	$—	$—	$—	$0.02	$—	$—
Net income (loss)	$0.01	$(0.01)	$(0.01)	$0.34	$0.07	$0.09	$0.03	$0.03
Shares outstanding
Basic	10,737,273	10,836,132	11,106,784	11,150,396	9,809,340	9,853,423	10,064,939	10,558,640
Diluted	10,745,528	10,836,132	11,106,784	11,173,332	10,255,805	10,349,356	10,318,731	10,576,356

(1)	The financial data for the year 2008 presents the former Testing & Assembly Equipment segment as a discontinued operation.
(2)	The Income from discontinued operations of $11 and gain (loss) on disposition of discontinued operations of $14 represents the reversal of tax provision recorded in either the first or second quarter of 2008.

Acquisitions accounted for as purchases have been included in the Company’s results from their respective dates of acquisition. The Noble Forklift Product line was acquired on July 31, 2007. The assets of Crane & Machinery, Inc. and Schaeff Lift Truck, Inc. were acquired on October 6, 2008. The stock of Badger Equipment Company was acquired on July 10, 2009. The assets of Manitex Load King, Inc. were acquired on December 31, 2009

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

Under the supervision of, and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on our evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that these controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

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

Management’s Assessment

Management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. In connection with such evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Form 10-K as the Company intends to file with the Commission its definitive Proxy Statement for its 2010 Annual Meeting of Shareholders (the “2010 Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2009.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the headings “Nominees to Serve Until the 2011 Annual Meeting,” “Executive Officers of the Company who are not also Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Committee on Directors and Board Governance,” and “Audit Committee” in our 2010 Proxy Statement is incorporated herein by reference.

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

The information under the headings “Compensation Committee Interlocks and Insider Participation,” “EXECUTIVE COMPENSATION,” and “DIRECTOR COMPENSATION” in our 2010 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the headings “Equity Compensation Plan Information” and “PRINCIPAL STOCKHOLDERS” in our 2010 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the headings “Transactions with Related Persons,” “Corporate Governance,” “Compensation Committee,” and “Audit Committee” in our 2010 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the heading “AUDIT COMMITTEE” in our 2010 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

See Index to Financial Statements on page 51.

(2)	Supplemental Schedules

None.

All schedules have been omitted because the required information is not present in amounts sufficient to require submission of the schedules, or because the required information is included in the consolidated financial statements or notes thereto.

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

Dated: March 30, 2010

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

/s/ DAVID J. LANGEVIN David J. Langevin, Chairman and Chief Executive Officer (Principal Executive Officer)	March 30, 2010

/s/ DAVID H. GRANSEE David H. Gransee, Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2010

/s/ TERRENCE P. MCKENNA Terrence P. McKenna, Director	March 30, 2010

/s/ STEPHEN J. TOBER Stephen J. Tober, Director	March 30, 2010

/s/ ROBERT S. GIGLIOTTI Robert S. Gigliotti, Director	March 30, 2010

/s/ MARVIN B. ROSENBERG Marvin B. Rosenberg, Director	March 30, 2010

Exhibit Index

Exhibit No.		Description

2.1		Asset Purchase Agreement by and among Quantum-Veri-Tek, Inc., Veri-Tek International, Corp. (now known as Manitex International, Inc.) and James Juranitch, dated October 15, 2003 (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed on September 3, 2004 (Registration No. 333-11830)).

2.2		Purchase Agreement, dated May 16, 2006, among the Company, Quantum Value Management, LLC and the members of Quantum Management Partners, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on May 19, 2006).

2.3		First Amendment to Purchase Agreement, effective July 3, 2006, among the Company, Quantum Value Management, LLC and the members of Quantum Value Management, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on July 10, 2006).

2.4		Purchase Agreement, dated October 19, 2006, among the Company, Quantum Value Management, LLC and the members of Quantum Management Partners, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on October 23, 2006).

2.5		Asset Purchase Agreement, dated July 5, 2007, between Veri-Tek International, Corp. (now known as Manitex International, Inc.) and EuroMaint Industry, Inc. (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed on March 27, 2008).

2.6		Asset Purchase Agreement, dated July 31, 2007, by and among Veri-Tek International, Corp. (now known as Manitex International, Inc.), GT Distribution, LLC, Schaeff Lift Truck Inc., Crane & Machinery, Inc., Manitex, Inc. and Manitex Liftking, ULC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2007).

2.7		Asset Purchase Agreement, dated October 6, 2008, by and among Manitex International, Inc., GT Distribution, LLC, Schaeff Lift Truck Inc., and Crane & Machinery, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 10, 2008).

2.8		Stock Purchase Agreement, dated July 10, 2009, by Manitex International, Inc. and Avis Industrial Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 16, 2009).

2.9		Asset Purchase Agreement, effective December 31, 2009, between Genie Industries, Inc. and Manitex Load King, Inc (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 7, 2010).

3.1		Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on November 13, 2008).

3.2		Amended and Restated Bylaws of Veri-Tek International, Corp. (now known as Manitex International, Inc.), as amended (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed on March 27, 2008).

4.1		Specimen Common Stock Certificate of Manitex International, Inc. (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on March 25, 2009).

4.2		Rights Agreement, dated as of October 17, 2008, between Manitex International, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 21, 2008).

10.1	*	Employment Agreement, dated June 16, 2009, between Manitex International, Inc. and David J. Langevin (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 17, 2009).

Exhibit No.	Description

10.2*	Employment Agreement, dated June 16, 2009, between Manitex International, Inc. and Andrew M. Rooke (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 17, 2009).

10.3*	Employment Agreement, dated June 16, 2009, between Manitex International, Inc. and David H. Gransee (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 17, 2009).

10.4*(1)	Second Amended and Restated Manitex International, Inc. 2004 Equity Incentive Plan (previously filed as Appendix A to the Company’s Definitive Proxy Statement for its 2009 Annual Meeting).

10.5*	Form of Restricted Stock Unit Award (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 16, 2007).

10.6	Lease dated April 17, 2006 between Krislee-Texas, LLC and Manitex, Inc. for facility located in Georgetown, Texas (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed on April 13, 2007).

10.7	Lease dated December 1, 2006 between Aldrovandi Equipment Limited and Manitex Liftking, ULC for facility located in Woodbridge, Ontario (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed on April 13, 2007).

10.8	Lease Agreement, dated July 10, 2009, by and between Badger Equipment Company and Avis Industrial Corporation (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on July 16, 2009).

10.9	Securities Purchase Agreement, dated as of November 3, 2006, between the Company and the investors identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 16, 2006).

10.10	Form of Series A Warrant dated November 15, 2006 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 16, 2006).

10.11	Form of Series B Warrant dated November 15, 2006 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on November 16, 2006).

10.12	Registration Rights Agreement, dated as of November 3, 2006, between the Company and the investors identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 16, 2006).

10.13	Form of Warrant dated November 15, 2006 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on November 16, 2006).

10.14	Securities Purchase Agreement, dated as of August 30, 2007, between the Company and the investors identified on Annex A (the Schedule of Buyers) attached thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 31, 2007).

10.15	Registration Rights Agreement, dated as of August 30, 2007, between the Company and the investors identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 31, 2007).

10.16	Form of Warrant issued to Roth Capital Partners, LLC, dated September 11, 2007 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 11, 2007).

10.17	Exchange Agreement, dated May 2, 2008, between Veri-Tek International, Corp. (now known as Manitex International, Inc.), the individuals listed on Schedule A thereto, and Michael Azar as the Holders’ Representative (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 8, 2008).

Exhibit No.	Description

10.18	Promissory Note of Veri-Tek International Corp. (now known as Manitex International, Inc.), in of favor Comerica Bank dated October 28, 2004 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (Amendment No. 1) filed on November 12, 2004 (Registration No. 333-11830)).

10.19	Loan Agreement by and between Comerica Bank and Veri-Tek International, Corp. (now known as Manitex International, Inc.) dated November 19, 2004 (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (Amendment No. 2) filed on December 1, 2004 (Registration No. 333-11830)).

10.20	Demand Promissory Note, dated May 31, 2006, by Crane & Machinery, Inc. to the Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 10, 2006).

10.21	Installment Note in principal amount of $1,483,299, dated July 9, 2009, by and between Manitex International, Inc., Manitex, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on July 10, 2009).

10.22	Assignment and Assumption Agreement, dated July 9, 2009, between Comerica Bank, Quantum Value Management LLC, Manitex International, Inc. and Manitex, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on July 10, 2009).

10.23	Amended and Restated Credit Agreement by and between Quantum Construction Equipment, LLC, Quantum Equipment, LLC, Manitowoc Boom Trucks, Inc. and Comerica Bank, dated December 15, 2003, as amended (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed on April 13, 2007) (Amendment No. 15 to Amended and Restated Credit Agreement, dated December 20, 2006, also filed as and incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on December 21, 2006).

10.24	Second Amended and Restated Credit Agreement, dated April 11, 2007, by and between Veri-Tek International, Corp. (now known as Manitex International, Inc.), Manitex, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 15, 2007).

10.25	Amendment No. 1, effective as of August 9, 2007, to the Second Amended and Restated Credit Agreement by and between Veri-Tek International, Corp. (now known as Manitex International, Inc.), Manitex, Inc., and Comerica Bank dated April 11, 2007 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 14, 2007).

10.26	Amendment No. 2, dated October 18, 2007, to the Second Amended and Restated Credit Agreement by and between Veri-Tek International, Corp. (now known as Manitex International, Inc.), Manitex, Inc. and Comerica Bank dated April 11, 2007, as amended (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 22, 2007).

10.27	Amendment No. 3 to Second Amended and Restated Credit Agreement and Amendment to Revolving Credit Note, dated June 30, 2008, by and between Manitex International, Inc., Manitex, Inc., and Comerica Bank, as amended (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 7, 2008).

10.28	Amendment No. 4 to Second Amended and Restated Credit Agreement and Amendment to Revolving Credit Note, dated July 9, 2009, by and between Manitex International, Inc., Manitex , Inc., and Comerica Bank, as amended (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 10, 2009).

10.29	Revolving Credit Note for $16,500,000 dated April 11, 2007, payable to Comerica Bank by Manitex, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 15, 2007).

Exhibit No.	Description

10.30	Master Revolving Note in the principal amount of $20.5 million, dated July 9, 2009, by and between Manitex, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 10, 2009).

10.31	Letter Agreement between Manitex Liftking, ULC and Comerica Bank dated December 29, 2006 (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Annual Report on Form 10-K/A filed on May 17, 2007).

10.32	Master Revolving Note dated as of December 29, 2006 between Manitex Liftking, ULC and Comerica Bank (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Annual Report on Form 10-K/A filed on May 17, 2007).

10.33	Amendment No. 1, effective as of August 9, 2007, to that certain Master Revolving Note in original principal amount of CDN$3.5 million, dated December 29, 2006, by and between Manitex Liftking, ULC and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 14, 2007)

10.34	Amendment No. 2, effective as of October 18, 2007, to that certain Master Revolving Note in original principal amount of $3.5 million, dated December 29, 2006, by and between Manitex Liftking, ULC and Comerica Bank, as amended (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 22, 2007).

10.35	Amendment No. 3, effective as of June 30, 2008, to that certain Master Revolving Note in original principal amount of CDN $3.5 million, dated December 29, 2006, by and between Manitex LiftKing, ULC and Comerica Bank, as amended (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 7, 2008).

10.36	Amendment No. 4, effective as of July 9, 2009, to that certain Master Revolving Note in original principal amount of CDN $3.5 million, dated December 29, 2006, by and between Manitex LiftKing, ULC and Comerica Bank, as amended (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 10, 2009).

10.37	Amendment No. 5, effective October 29, 2009, to that certain Master Revolving Note in original principal amount of CDN $3.5 million, dated December 29, 2006, by and between Manitex LiftKing, ULC and Comerica Bank, as amended (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 2, 2009).

10.38	Security Agreement, dated December 29, 2006, between Manitex Liftking, ULC and Comerica Bank (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to the Annual Report on Form 10-K/A filed on May 17, 2007).

10.39	Guaranty executed by Manitex, LLC on December 29, 2006, guaranteeing the loan from Comerica Bank to Manitex Liftking, ULC (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Annual Report on Form 10-K/A filed on May 17, 2007).

10.40	Advance Formula Agreement, dated January 26, 2009, made by Manitex LiftKing, ULC in favor of Comerica Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 28, 2009).

10.41	Amendment to Advance Formula Agreement, dated October 29, 2009, by and between Manitex LiftKing, ULC and Comerica Bank (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 2, 2009).

10.42	Letter Agreement, dated June 30, 2008, by and between Manitex LiftKing, ULC and Comerica Bank (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 7, 2008).

Exhibit No.	Description

10.43	Master Revolving Note in principal amount of $4.5 million, dated July 9, 2009, by and between Manitex LiftKing, ULC and Comerica Bank (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 10, 2009).

10.44	Amendment No. 1, effective October 29, 2009, to that certain Master Revolving Note in original principal amount of $4.5 million, dated July 9, 2009, by and between Manitex LiftKing, ULC and Comerica Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 2, 2009).

10.45	Letter Agreement, dated October 29, 2009, by and between Manitex LiftKing, ULC and Comerica Bank (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on November 2, 2009).

10.46	Comerica Bank Foreign Currency Exchange Master Agreement, dated September 7, 2007, between Veri-Tek International, Corp. (now known as Manitex International, Inc.) and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 14, 2007).

10.47	Floorplan and Security Agreement between Manitex International, Inc. and HCA Equipment Finance LLC, dated December 15, 2008, together with the form of Extension of Credit, which is attached as Exhibit A thereto, and the Addendum to Floorplan and Security Agreement, dated January 20, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 27, 2009).

10.48	Restructuring Agreement, dated October 6, 2008, by and among Terex Corporation, Crane & Machinery, Inc., and Manitex International, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 10, 2008).

10.49	Term Note in principal amount of $2,000,000, dated October 6, 2008, payable by Manitex International, Inc. to Terex Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 10, 2008).

10.50	Piggyback Registration Rights Agreement, dated October 6, 2008, by and between Manitex International, Inc. and Terex Corporation (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on October 10, 2008).

10.51	Security Agreement, dated October 6, 2008, by and between Crane & Machinery, Inc. and Terex Corporation (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on October 10, 2008).

10.52	Promissory Note in principal amount of $2,750,000, dated July 10, 2009, payable by Manitex International, Inc. to Avis Industrial Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 16, 2009).

10.53	Security Agreement, dated July 10, 2009, by and between Manitex International, Inc. and Avis Industrial Corporation (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 16, 2009).

10.54	Promissory Note, dated December 31, 2009, payable by Manitex Load King, Inc. to Genie Industries, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2010).

10.55	Share Promissory Note, dated December 31, 2009, payable by Manitex Load King, Inc. to Genie Industries, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 7, 2010).

Exhibit No.	Description

10.56	Security Agreement, dated December 31, 2009, between Manitex Load King, Inc. and Genie Industries, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on January 7, 2010).

21.1 (1)	Subsidiaries of the Company.

23.1(1)	Consent of UHY LLP.

24.1	Power of Attorney (included on signature page).

31.1(1)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 (1)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 (1)	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350.

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
(1)	Filed herewith.