Form 10-Q
period 2010-03-31
Manitex International, Inc.
filed 2010-05-13
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of the registrant’s common stock, no par value, outstanding as of May 6, 2010 was 11,371,457

MANITEX INTERNATIONAL, INC.

FORM 10-Q INDEX

PART 1 – FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except for per share amounts)

	March 31, 2010	December 31, 2009
	Unaudited
ASSETS
Current assets
Cash	$455	$287
Trade receivables (net of allowances of $116 and $76 at March 31, 2010 and December 31, 2009)	14,294	10,969
Other receivables	311	49
Inventory (net of allowances of $195 at March 31, 2010 and December 31, 2009)	25,940	27,277
Deferred tax asset	673	673
Prepaid expense and other	1,191	892

Total current assets	42,864	40,147
Total fixed assets (net)	11,280	11,804

Intangible assets (net)	21,915	22,401
Deferred tax asset	5,796	5,796
Goodwill	14,452	14,452
Other long-term assets	77	85

Total assets	$96,384	$94,685

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable—short term	$3,140	$2,624
Current portion of capital lease obligations	533	520
Accounts payable	8,008	8,565
Accounts payable related parties	697	618
Accrued expenses	2,484	2,145
Other current liabilities	88	97

Total current liabilities	14,950	14,569
Long-term liabilities
Revolving term credit facilities	18,347	16,788
Deferred tax liability	5,952	5,952
Notes payable	7,455	8,323
Capital lease obligations	5,115	5,256
Deferred gain on sale of building	3,074	3,169
Other long-term liabilities	200	200

Total long-term liabilities	40,143	39,688

Total liabilities	55,093	54,257

Commitments and contingencies

Shareholders’ equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding March 31, 2010 and December 31, 2009	—	—
Common Stock—no par value, Authorized, 20,000,000 shares authorized Issued and outstanding, 11,371,457 and 11,160,455 at March 31, 2010 and December 31, 2009, respectively	46,811	46,375
Warrants	1,788	1,788
Paid in capital	98	93
Accumulated deficit	(7,950)	(8,257)
Accumulated other comprehensive income	544	429

Total shareholders’ equity	41,291	40,428

Total liabilities and shareholders’ equity	$96,384	$94,685

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except for per share amounts)

	Three Months Ended March 31,
	2010	2009
	Unaudited	Unaudited
Net revenues	$21,970	$14,042
Cost of sales	16,758	11,014

Gross profit	5,212	3,028
Operating expenses
Research and development costs	277	121
Selling, general and administrative expenses, including corporate expenses of $744 and $517 for three months ended March 31, 2010 and 2009, respectively	3,839	2,293
Restructuring expenses	53	131

Total operating expenses	4,169	2,545

Operating income	1,043	483
Other income (expense)
Interest expense	(612)	(403)
Foreign currency transaction losses	(110)	(10)
Other income	144	1

Total other expense	(578)	(412)

Income from continuing operations before income taxes	465	71
Income tax	158	10

Net income	$307	$61

Earnings Per Share
Basic
Basic	$0.03	$0.01
Diluted	$0.03	$0.01
Weighted average common shares outstanding
Basic	11,317,125	10,737,273
Diluted	11,338,522	10,745,528

The accompanying notes are an integral part of these financial statements.

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2010	2009
	Unaudited	Unaudited
Cash flows from operating activities:
Net income	$307	$61
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	780	559
Increase (decrease) in allowances for doubtful accounts	36	(36)
Inventory reserves	—	40
Stock based deferred compensation	58	25
Gain on disposal of fixed assets	(32)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,474)	7,827
(Increase) decrease in inventory	1,618	(254)
(Increase) decrease in prepaid expenses	(291)	(474)
(Increase) decrease in other assets	8	—
Increase (decrease) in accounts payable	(566)	(4,280)
Increase (decrease) in accrued expense	333	(775)
Increase (decrease) in other current liabilities	(11)	(209)

Net cash (used) for provided by operating activities	(1,234)	2,484

Cash flows from investing activities:
Proceeds from the sale of fixed assets	209	—
Purchase of property and equipment	(13)	(30)

Net cash provided by (used) for investing activities	196	(30)

Cash flows from financing activities:
Borrowing on revolving credit facility	2,161	—
Repayments on revolving credit facility	(759)	(2,989)
Shares repurchased for income tax withholdings on share-based compensation	(17)	—
New borrowings	588	894
Note payments (1) (2)	(566)	(586)
Payments on capital lease obligations	(128)	(67)

Net cash provided by (used) for financing activities	1,279	(2,748)

Net increase (decrease) in cash and cash equivalents	241	(294)
Effect of exchange rate change on cash	(73)	(3)
Cash and cash equivalents at the beginning of the year	287	425

Cash and cash equivalents at end of period	$455	$128

(1)	On March 1, 2010 and 2009, the Company issued 64,655 and 147,059 shares of its common stock to Terex Corporation, in lieu of $150 of the principal payment on the Term Note that was due on March 1, 2010 and 2009. These transactions are non-cash transactions. Accordingly, the cash flow statement excludes the impact of these transactions.

(2)	On January 6, 2010, the Company issued 130,890 shares of common stock to settle a promissory note issued on December 31, 2010 in connection with the Load King acquisition. The note was executed to ensure the delivery to the Seller of 130,890 shares of the Company’s Common Stock as provided for in the Purchase Agreement. This transaction is an non-cash transaction. Accordingly, the cash flow statement excludes the impact of these transaction.

The accompanying notes are an integral part of these financial statements.

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share data)

1.Nature of Operations

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

The Manitex Liftking subsidiary sells a complete line of rough terrain forklifts; including both the Liftking and Noble product lines, as well as special mission oriented vehicles, and other specialized carriers, heavy material handling transporters and steel mill equipment. Manitex Liftking’s rough terrain forklifts are used in both commercial and military applications. Specialty mission oriented vehicles and specialized carriers are designed and built to meet the Company’s unique customer needs and requirements. The Company’s specialized lifting equipment has met the particular needs of customers in various industries that include utility, ship building and steel mill industries. The Company completed the acquisition of substantially all of the assets of Schaeff Lift Truck Inc. (“Schaeff”) from GT Distribution, LLC. Schaeff, which produces a line of electric forklifts, and further expands the Lifting Equipment segment.

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

Equipment Distribution Segment

Crane & Machinery Division located in Bridgeview, Illinois, is a crane dealer that distributes Terex rough terrain and truck cranes, Fuchs material handlers, Manitex boom trucks and sky cranes. We treat these operations as a separate reporting segment entitled “Equipment Distribution.” Our Equipment Distribution segment also supplies repair parts for a wide variety of medium to heavy duty construction equipment sold both domestically and internationally. Our crane products are used primarily for infrastructure development and commercial constructions. Applications include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance.

2. Basis of Presentation

The accompanying consolidated financial statements, included herein, have been prepared by the Company without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed) necessary for a fair presentation of the Company’s financial position as of March 31, 2010, and results of its operations and cash flows for the periods presented. The consolidated balances as of December 31, 2009 were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the year.

Allowance for Doubtful Accounts

Accounts Receivable is reduced by an allowance for amounts that may become uncollectible in the future. The Company’s estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where we have information that the customer may have an inability to meet its financial obligations.

Inventory Valuation — Inventory consists of stock materials and equipment stated at the lower of cost (first in, first out) or market. All equipment classified as inventory is available for sale. The company records excess and obsolete inventory reserves. The estimated reserve is based upon specific identification of excess or obsolete inventories. Selling, general and administrative expenses are expensed as incurred and are not capitalized as a component of inventory.

Accrued Warranties

The Company establishes a reserve for future warranty expense at the point when revenue is recognized by the Company. The provision for estimated warranty claims, which is included in cost of sales, is based on a percentage of sales.

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

	Three months ended March 31,
	2010	2009
Net income	$307	$61

Other comprehensive income (loss)
Foreign currency translation adjustments	95	(184)
Derivative instrument fair market value adjustment—net of income taxes	20	—

Total other comprehensive income (loss)	115	(184)

Comprehensive income (loss)	$422	$(123)

Subsequent Events

The Company has performed a review of events subsequent to the balance sheet through May 13, 2010, the date the financial statements were issued.

3. Financial Instruments - Forward Currency Exchange Contracts

The following tables set forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 by level within the fair value hierarchy. As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is summary of items that the Company measures at fair value:

	Fair Value at March 31, 2010
	Level 1	Level 2	Level 3	Total
Asset
Forward currency exchange contracts	$194	$—	$—	$194

Total current assets at fair value	$194	$—	$—	$194

Liabilities:
Load King contingent consideration	$—	$—	$30	$30

Total long-term liabilities at fair value	$—	$—	$30	$30

	Fair Value at December 31, 2009
	Level 1	Level 2	Level 3	Total
Asset
Forward currency exchange contracts	$151	$—	$—	$151

Total current assets at fair value	$151	$—	$—	$151

Liabilities:
Forward currency exchange contracts	$31	$—	$—	$31
Badger acquisition note (1)	$—	$—	$550	$550

Total current liabilities at fair value	$31	$—	$550	$581

Badger acquisition note (1)	$—	$—	$1,931	$1,931
Load King acquisition note (1)	$—	$—	$2,580	$2,580
Load King contingent consideration (1)	$—	$—	$30	$30

Total long-term liabilities at fair value	$—	$—	$4,541	$4,541

(1)	The fair values of these items were determined as of the dates of acquisition: July 10, 2009 and December 31, 2009 respectively. The items are not subject to recurring fair value measurement.

Fair Value Measurements

ASC 820-10 classifies the inputs used to measure fair value into the following hierarchy:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 -	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3 -	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity)

The fair value of the forward currency contracts are determined on the last day of each reporting period using quoted prices in active markets, which are supplied to the Company by the foreign currency trading operation of its bank. Under ASC 820-10, items valued based on quoted prices in active markets are Level 1 items.

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

The Load King purchase agreement has a contingent consideration provision which provides for a onetime payment of $750 if net revenues are equal to or greater than $30,000 in any of the next three years, i.e., 2010, 2011 or 2012. Given the disparity between the revenue threshold and the Company’s projected financial results, it was determined that a Monte Carlo simulation analysis was appropriate to determine the fair value of contingent consideration. It was determined that the probability weighted average earn out payment is $30. Based thereon, we determined the fair value of the contingent consideration to be $30.

We elected a partial deferral under the provisions of ASC 820-10 related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing assets retirement. On January 1, 2009, the company adopted the provisions that were deferred by ASC 820-10.

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

The Company enters into forward currency exchange contracts in relationship such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. The forward currency exchange contracts that the Company has to offset existing assets and liabilities denominated in other than the reporting units’ functional currency have been determined not to be considered a hedge under ASC 815-10. The Company records at the balance sheet date the forward currency exchange contracts at its market value with any associated gain or loss being recorded in current earnings. Both realized and unrealized gains and losses related to forward currency contracts are included in current earnings and are reflected in the Statement of Operations in the other income expense section on the line titled foreign currency transaction losses. Items denominated in other than a reporting units functional currency includes U.S. denominated accounts receivables and accounts payable held by our Canadian subsidiary. Additionally, there is a note payable for CDN $800 issued in connection with the Liftking acquisition. The US dollar liability for this note is adjusted each month based on the month end exchange rate, currency gains and losses are included in income each month.

The Company entered into forward currency contracts to hedge certain future U.S. dollar sales of its Canadian Subsidiary. The decision, to hedge future sales is not automatic and is decided case by case. The forward currency contracts to hedge future sales are designated as cash flow hedges under ASC 815-10.

As required, forward currency contracts are recognized as an asset or liability at fair value on the Company’s Consolidated Balance Sheet. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (date of sale). Gains or losses on cash flow hedges when recognized into income are included in net revenues. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The Company expects minimal ineffectiveness as the Company has hedged only firm sales orders and has not hedged estimated exposures. In the next twelve months, the company estimates $30 of pre-tax unrealized gains related to forward currency contract hedges to be reclassified from other comprehensive income into earnings.

At March 31, 2010, the Company had entered into a series of forward currency exchange contracts. The contracts obligate the Company to purchase approximately CDN $7,190 in total. The contracts which are in various amounts mature between April 1, 2010 and December 31, 2010. Under the contract, the Company will purchase Canadian dollars at exchange rates between .9245 and .9709. The Canadian to US dollar exchange rates was .9844 at March 31, 2010. The unrealized currency exchange asset is reported under prepaid expense and other if it is an asset or under accrued expenses if it is a liability on the balance sheet at March 31, 2010. As of March 31, 2009, the Company had the following forward currency contracts:

Nature of Derivative	Amount		Type
Forward currency contract	CDN$	5,238	Not designated as hedge instrument
Forward currency contract	CDN$	1,952	Cash flow hedge

The following table provides the location and fair value amounts of derivative instruments that are reported in the Consolidated Balance Sheet as of March 31, 2010 and December 31, 2009:

Total derivatives NOT designated as a hedge instrument

		Fair Value
Asset Derivatives	Balance Sheet Location	March 31, 2010	December 31, 2009
Foreign currency Exchange Contract	Prepaid expense and other	$164	$151

Liabilities Derivatives
Foreign currency Exchange Contract	Accrued expense	$—	$(31)

Total derivatives designated as a hedge instrument

		Fair Value
Asset Derivatives	Balance Sheet Location	March 31, 2010	December 31, 2009
Foreign currency Exchange Contract	Prepaid expense and other	$30	—

The following tables provide the effect of derivative instruments on the Consolidated Statement of Operations for the three months ended March 31, 2010 and 2009:

Derivatives Not designated as Hedge Instrument	Location of gain or (loss) recognized in Income Statement	Three months ended March 31,
		2010	2009
Forward currency contracts	Foreign currency transaction s losses	$(15)	$(90)

Derivatives designated as Hedge Instrument	Location of gain or (loss) recognized in Income Statement
Forward currency contracts	Net revenue	$34	—

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

During the assessment of the Badger acquisition it became apparent that the transaction may result in a bargain purchase. Our initial view was that a favorable price had been negotiated due to there being no open market sale process due to the long standing relationship with Avis since 2000. In addition, Avis did not use any outside advisors for the transaction and needed to focus on its core (mainly automotive) businesses that were under significant pressure in the current economy. Our assessment and valuation of the acquisition utilized professional independent valuation advisors and tax advisors. A physical count of the inventory and fixed assets was conducted. As required by accounting standard, FASB ASC 805-30-30, a reassessment was conducted to ensure that assets and liabilities were completely identified and fairly valued which included a decision to have an independent appraisal of the real estate and a further review of the fair value of consideration given including the stock in Manitex International Inc and the interest bearing promissory note.

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

Gain on bargain purchase: In accordance with ASC 805, any excess of fair value of acquired net assets over the acquisition consideration results in a bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired and liabilities assumed have been properly valued. The Company, together with its advisors, underwent such a reassessment, and as a result, has recorded a gain on bargain purchase of $900. In accordance with acquisition method of accounting, any resulting gain on bargain purchase was recognized in earnings on the acquisition date. The Company believes that the gain on bargain purchase resulted from the negotiation of a favorable price for Badger due to there being no open market sale process due to the long standing relationship with Avis since 2000, Avis not using any outside advisors for the transaction and the fact that Avis needed to focus on its core (mainly automotive) businesses that were under significant pressure in the current economy.

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

Terex Load King Acquisition

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

The note was recorded at its fair value on date of issuance at $2,580. The fair value of the promissory note was calculated to be equal to the present value of the future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of interest of 8% was determined to be the appropriate rate following an assessment of the risk inherent in the debt issue and the market rate for debt of this nature using corporate credit ratings criteria adjusted for the lack of public markets for this Note. The difference between face amount of the note and its fair value is being amortized over the life of the note, and is being charged to interest expense

Contingent Consideration. In accordance with ASC 805, the acquirer is to recognize the acquisition date fair value of contingent consideration. The agreement has a contingent consideration provision which provides for a onetime payment of $750 if net revenues are equal to or greater than $30,000 in any of the next three years, i.e., 2010, 2011 or 2012. Given the disparity between the revenue threshold and the Company’s projected financial results, it was determined that a Monte Carlo simulation analysis was appropriate to determine the fair value of contingent consideration. It was determined that the probability weighted average earn out payment is $30. Based thereon, we determined the fair value of the contingent consideration to be $30.

Under the acquisition method of accounting, in accordance ASC 805, Business Combinations, the assets acquired and liabilities assumed are valued based on their estimated fair values as of the date of the acquisition as shown below.

Purchase Price allocation:
Inventory	$1,841
Machinery & equipment	1,716
Land & buildings	2,610
Accounts receivable	464
Prepaid expenses	5
Trade names & trademarks	420
Unpatented technology	670
Accounts payable	(144)
Accrued expenses	(150)
Deferred tax liability	(1,557)
Gain on bargain purchase	(2,915)

Net assets acquired	$2,960

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

Acquisition transaction costs: The Company incurred $54 in legal fees in connection with the Load King acquisition. Due diligence and other activities were performed by internal Company employees. Internal cost and legal fees are recorded in recorded in selling, general and administration expense in 2009. Costs for prior years audits, valuation and tax services preformed after December 31, 2009 are approximately $86 and have been recorded in the first quarter of 2010.

The results of the acquired Load King operations have been included in our consolidated statement of operations since December 31, 2009, the acquisition date. The results of Load King also form part of the segment disclosures for the Lifting Equipment segment.

Pro Forma Results

The following unaudited pro forma information assumes the acquisition of Badger Equipment Company and Terex Load King occurred on January 1, 2009. The unaudited pro forma results have been prepared for informational purposes only and do not purport to represent the results of operations that would have been had the acquisition occurred as of the date indicated, nor of future results of operations. The unaudited pro forma results for the three months ended March 31, 2009 are as follows (in thousands, except per share data)

Three Months Ended March 31, 2009
Net revenues	$17,611
Net income	$4,158
Income per share
Basic	$0.37
Diluted	$0.37

Pro Forma Adjustment Note

A Pro Forma adjustment was made to give effect to the amortization of the intangibles recorded as a result of the acquisition, which would have resulted in $54 of additional amortization expense. Pro Forma adjustments to interest expense was made to reflect interest on the promissory notes issued in connection with the acquisitions, the capital lease executed in the Badger acquisition and to eliminate interest expense for Badger debt not assumed in the transaction. The net effect was to increase interest expense by $137. Pro Forma adjustments were made to account for the changes in depreciation expense based on the value of fixed as determined in the purchase price allocation. The effect was to decrease depreciation expense by $7. A pro forma adjustment was made to move the gain on bargain purchases of $3,715 and a tax benefit of $1,893 to the first quarter from the third quarter and fourth quarters.

Basic and diluted shares outstanding were increased by 430,890 shares.

6. Net Earnings per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of warrants, restricted stock units and non-controlling minority interest. Details of the calculations are as follows:

	Three months ended March 31,
	2010	2009
Net Income per common share
Basic	$307	$61
Diluted	$307	$61

Earnings per share
Basic	$0.03	$0.01
Diluted	$0.03	$0.01

Weighted average common share outstanding

	Three months ended March 31,
	2010	2009
Basic	11,317,125	10,737,273

Diluted:
Basic	11,317,125	10,737,273
Dilutive effect of restricted stock units	21,397	8,255

Diluted	11,338,522	10,745,528

7. Equity

Stock Warrants

The Company accounts for warrants issued to non-employees based on the fair value on date of issuance. Certain warrants will be exercisable on a cashless basis under certain circumstances, and are callable by the Company on a cashless basis under certain circumstances. At March 31, 2010 and December 31, 2009 the Company had issued and outstanding warrants as follows:

Number of Warrants	Exercise Price	Expiration Date
450,000	$4.05	November 15, 2011	Private placement
204,000	$4.25	November 15, 2011	Private placement
192,500	$4.62	November 15, 2011	Placement Agent Fee
15,000	$7.08	June 15, 2011	Investor Relation Service
105,000	$7.18	September 11, 2012	Placement Agent Fee

During the three months ended March 31, 2010 no warrants were exercised.

Stock Issuance

On January 6, 2010, the Company issued 130,890 shares of common stock to settle a promissory note issued on December 31, 2010 in connection with the Load King acquisition. The note was executed to ensure the delivery to the Seller of 130,890 shares of the Company’s Common Stock as provided for in the Purchase Agreement

On March 1, 2010, the Company issued 64,655 shares of common stock to the Terex Corporation as the Company elected to pay $150 of the annual principal payment due March 1, 2010 in shares of the Company’s common stock. The share price for the transactions was the average closing price for the twenty trading days ending the day before the payment is due. See note 13.

The Company issued shares of common stock to employees for restricted stock units issued under the Company’s 2004 Incentive Plan, which had vested. The Company also repurchased shares from employees to satisfy employee withholding tax obligation. The shares were repurchased at the closing price on date the shares vested. The below table summarizes both stock issuance and repurchase with employees:

Vesting Date	Shares Issued	Shares Repurchased	Share Net of Repurchases	Repurchase Price
January 5, 2010	1,500	490	1,010	$2.19
January 6, 2010	4,000	1,309	2,691	$2.19
January 18, 2010	1,000	327	673	$2.30
January 28, 2010	10,500	3,429	7,071	$2.30
March 1, 2010	4,000	1,308	2,692	$2.25
March 31, 2010	1,320	—	1,320	—

	22,320	6,863	15,457

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

The following table contains information regarding restricted stock units as of March 31, 2010:

2010
Outstanding on January 1,	26,559
Issued	22,320
Vested and issued	(15,457)
Vested – repurchased for income tax withholding	(6,863)

Outstanding on March 31 2010,	26,559

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $58 and $24 for the three months ended March 31, 2010 and 2009, respectively. Additional compensation expense related to restricted stock units will be $21, and $1 for the remainder of 2010, and 2011, respectively.

8. New Accounting Pronouncements

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

In June 2009, the FASB revised the authoritative guidance for determining the primary beneficiary of a VIE. In December 2009, the FASB issued Accounting Standards Update No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”), which provides amendments to ASC 810 to reflect the revised guidance. The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The amendments in ASU 2009-17 also require additional disclosures about a reporting entity’s involvement with VIEs. ASU 2009-17 is effective for fiscal years beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The adoption of this guidance on January 1, 2010, did not have a significant impact on the determination or reporting of our financial results.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The adoption did not have an impact on its results of operations, financial position and cash flows.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The provisions were adopted on January 1, 2009. The adoption did not have a material impact on our Consolidated Financial Statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU2010-06 amends Codification Subtopic 820-10 to now require:

•	A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and,

•	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances and settlements.

In addition, ASU2010-06 clarifies the requirements of the following existing disclosures:

•

For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and,

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The provisions were adopted on January 1, 2009. The adoption did not have a material impact on our Consolidated Financial Statements.

In February 2010, the FASB issued Accounting Standards Update 2010-08 ,Technical Corrections to Various Topics , which provides certain clarifications made to the guidance on embedded derivatives and hedging. The Update was issued to provide special transition provisions upon application of the change in application of the topic. The Company does not believe that this update will have a material impact on its financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. In addition, the amendments in the ASU requires an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The guidance, expect for that related to conduit debt obligations, has been adopted and did not have a material impact on our Consolidated Financial Statements.

In March 2010, the FASB issued Accounting Standards Update 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

Issued in April 2010, Accounting Standard Update, Income Taxes (Topic 740), Accounting for Certain Tax Effects of the Health Care Reform Acts, provides guidance that even though the signing dates of the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act were different, the two should be considered together for accounting purposes. This has no effect on our financials as both dates fell within the same reporting period.

In April 2010, the FASB issued Accounting Standards Update 2010-13, Compensation-Stock Compensation (topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades—a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

9. Inventory

The components of inventory are as follows:

	March 31, 2009	December 31, 2009
Raw Materials and Purchased Parts	$19,321	$18,676
Work in Process	3,316	2,267
Finished Goods	3,303	6,334

Inventories, net	$25,940	$27,277

10. Goodwill and Intangible Assets

	March 31, 2010	December 31, 2009	Useful lives
Patented and unpatented technology	$12,154	$12,141	10 -17 years
Amortization	(3,979)	(3,672)
Customer relationships	10,081	10,069	10-20 years
Amortization	(1,711)	(1.564)
Trade names and trademarks	5,993	5,990	25 years-indefinite
Amortization	(723)	(663)
In process research and development	472	100	Indefinite
Customer Backlog	(472)	470	< 1 year
Amortization	100	(470)

Intangible assets	21,915	22,401
Goodwill	14,452	14,452

Goodwill and other intangibles	$36,367	$36,853

Amortization expense for intangible assets was $508 and $448 for the three months ended March 31 2010 and 2009, respectively.

11. Accrued Expenses

	March 31, 2010	December 31, 2009
Accrued expenses:
Accrued payroll	$365	$199
Accrued employee Health	183	247
Accrued bonuses	18	160
Accrued vacation Expense	259	341
Accrued interest	147	146
Accrued commissions	119	81
Accrued expenses—Other	700	247
Accrued warranty	683	550
Accrued income taxes	—	33
Accrued product Liability	10	110
Accrued liability on forward currency exchange contracts	—	31

Total accrued expenses	$2,484	$2,145

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

	Three Months Ended
	March 31, 2010	March 31, 2009
Balance January 1,	$550	$668
Accrual for warranties issued during the period	512	113
Warranty Services provided	(358)	(302)
Changes in estimate	(31)	(5)
Foreign currency translation	10	1

Balance March 31,	$683	$475

13. Line of Credit and Debt

Revolving Credit Facility

At March 31, 2010, the Company had drawn $13,860 under a revolving credit facility. The Company is eligible to borrow up to $20,500, with interest at prime rate (prime was 3.25% at March 31, 2010) plus 2%. The maximum amount of outstanding is limited to the sum of 85% of eligible receivables, the lesser of 58% of eligible inventory or $9,500. At March 31, 2010, the maximum the Company could borrow based on available collateral was capped at $16,256. The credit facility’s original maturity date was January 2, 2005. The maturity date was subsequently extended and the note is now due on April 1, 2012. The indebtedness is collateralized by substantially all of the Company’s assets. The facility contains customary limitations including, but not limited to, limitations on acquisitions, dividends, repurchase of the Company’s stock and capital expenditures. The agreement also requires the Company to have a minimum Tangible Effective Net Worth, as defined in the agreement and 1.25 to 1 Debt Service Ratio, as defined in the agreement.

Under the agreement , the inventory eligibility percent further decreases to 55%, 53%, and 50% on June 30, 2010, December 31, 2010 and June 30, 2011.

Revolving Canadian Credit Facility

At March 31, 2010, the Company had drawn $4,487 (US) under a revolving credit agreement with a bank. The Company is eligible to borrow up to $5,500 (CDN). The maximum amount outstanding is limited to the sum of (1) 80% of eligible receivables plus (2) the lesser of 35% of eligible work-in-process inventory or CDN $500 plus (3) the lesser of 30% of eligible inventory less work-in-process inventory or CDN $3,500. At March 31, 2010, the maximum the Company could borrow based on available collateral was CDN $5,500 or US $5,414. The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets. The Company can borrow in either U.S. or Canadian dollars. For the purposes of determining availability under the credit line, borrowings in U.S. dollars are converted to Canadian dollars based on the most favorable spot exchange rate determined by the bank to be available to it at the relevant time. Any borrowings under the facility in Canadian dollars bear interest at the Canadian prime rate (the Canadian prime was 2.25% at March 31, 2010) plus 3%. Any borrowings under the facility in U.S. dollars bear interest at the U.S. prime rate (prime was 3.25% at March 31, 20109) plus 2%. The credit facility has a maturity date of April 1, 2012.

Note Payable Issued to Acquire Liftking Industries

In connection with the Liftking Industries’ acquisition, the Company has a note payable to the seller for $800 (CDN) or $788 (US). The note provides for interest at 1% over the prime rate of interest charged by Comerica Bank for Canadian dollar loans, calculated from the closing date and payable quarterly in arrears commencing April 1, 2007, and for principal payments of two hundred thousand dollars (CDN) quarterly commencing April 1, 2007, with the final installment of principal and interest thereon due April 1, 2011. The note payable is subject to a general security agreement which subordinates the seller’s security interest to the interest of the buyer’s senior secured credit facility, but shall otherwise rank ahead of the seller’s other secured creditors.

Note Payable—Bank

At March 31, 2010, the Company has a $1,083 note payable to a bank. The note payable to the bank was assumed in connection with the QVM acquisition. The note was due on September 10, 2006. The maturity date was subsequently extended and the note is now due on April 1, 2012. The note has an interest rate of prime plus 2.5% until maturity, whether by acceleration or otherwise, or until default, as defined in the agreement, and after that at a default rate of prime plus 5.5%. Commencing on July 1, 2008, the Company is also required to make monthly principal payments of $50 on the first day of each month. The bank has been granted security interest in substantially all the assets of the Company’s Manitex subsidiary.

Note Payable Issued to Acquire Badger Equipment Company

In connection with the Badger Equipment Company acquisition, the Company issued a note payable to the seller with a face amount of $2,750. The Company is obligated to make annual principal payments of $550 commencing on July 10, 2010 and on each year thereafter through July 10, 2014. The maturity date of the Term Note is July 10, 2014. Accrued interest under the promissory Note will be payable quarterly commencing on October 1, 2009. The unpaid principal balance of the Term Note will bear interest at 6% per annum. The holder of the note has been granted a security interest in the common stock of Badger Equipment Company, a subsidiary of the Company.

The note was recorded at its fair value on date of issuance at $2,440. The fair value of the promissory note was calculated to be equal to the present value of the future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of interest of 11% was determined to be the appropriate rate following an assessment of the risk inherent in the debt issue and the market rate for debt of this nature using corporate credit ratings criteria adjusted for the lack of public markets for this Note. The calculated fair value was $2,440. The difference between face amount of the note and its fair value is being amortized over the life of the note ($65 through March 31, 2010), and is being charged to interest expense. As of March 31, 2010, the note has a balance of $2,505.

Note Payable—Bank

At March 31, 2010, the Company has a $31 note payable to a bank. The note dated October 16, 2009 had an original principal amount of $61 and an annual interest rate of 4.2%. Under the terms of the note the company is required to make ten monthly payments of $6 commencing November 13, 2008. The proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums.

Note Payable—Bank

At March 31, 2010, the Company has a $442 note payable to a bank. The note dated January 7, 2010 had an original principal amount of $551 and an annual interest rate of 4.12%. Under the terms of the note the company is required to make ten monthly payments of $56 commencing January 30, 2010. The proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums.

Note Payable—Terex

At March 31, 2010, the Company has a note payable to Terex Corporation for $1,500. The note which had an original principal amount of $2,000 was issued in connection with the purchase of substantially all of the domestic assets of Crane & Machinery, Inc. (“Crane”) and Schaeff Lift Truck, Inc., (“Schaeff”). During the purchase negotiations, the Company agreed to assist the sellers and GT Distribution LLC in restructuring certain debt owed to Terex Corporation (“Terex”). Accordingly, on October 6, 2008, the Company entered into a Restructuring Agreement with Terex and Crane pursuant to which the Company executed and delivered to Terex a promissory note in the amount of $2,000 that has an annual interest rate of 6%. Terex has been granted a lien on and security interest in all of the assets of the Company’s Crane & Machinery Division.

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

Upon an event of default under the note, Terex may elect, among other things, to accelerate the Company’s indebtedness there under. The note contains customary events of default, including (1) the Company’s failure to pay principal and interest when due, (2) events of bankruptcy, (3) cross-defaults under the Restructuring Agreement and other indebtedness, (4) judgment defaults and (5) a change in control of the Company.

Note payable floorplan

On March 31, 2010, the Company has a $1,652 note payable to a finance company. Under the floorplan agreement the Company may borrow up to $2,000 for equipment financing which is secured by all inventory financed by or leased from the lender and the proceeds there from. The terms and conditions of any loans, including interest rate, commencement date, and maturity date shall be determined by the lender upon its receipt of the Company’s request for an extension of credit. The rate, however, may be increased upon the lender giving five days written notice to the Company. On December 30, 2008, the company borrowed $1,252 under the floorplan agreement with the loan bearing interest at a rate per annum equal to the prime rate of interest, as published in the Wall Street Journal, plus 6%. On January 12, 2009 the Company borrowed an additional $400 at a rate per annum equal to the prime rate of interest, as published in the Wall Street Journal, plus 5%. Since the initial borrowing, the lender has agreed to several interest rate reductions. At March 31, 2010, the interest rate on both borrowings was reduced to 6%. For twelve months, the Company is only required to make interest payments, followed by 48 equal monthly payments of principal and interest. The loan may be repaid at anytime and is not subject any prepayment penalty.

On November 5, 2009, the lender agreed verbally to extend the period where interest only payments are made from twelve months to nineteen months. The Company will start making principal payment in connection with $1,252 and $400 of the outstanding debt in August 2010 and September 2010, respectively On March 3, 2010, the lender informed us that over the next three months that they will discontinue providing floor plan financing to construction equipment dealers. As such, the lender will not finance any additional equipment after June 3, 2010. The lender’s decision, does not impact any loans that may be outstanding at June 3, 2010 and as they will continue under the terms and conditions that were in effect on the date the loan was made.

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

The note was recorded at its fair value on date of issuance at $2,580. The fair value of the promissory note was calculated to be equal to the present value of the future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of interest of 8% was determined to be the appropriate rate following an assessment of the risk inherent in the debt issue and the market rate for debt of this nature using corporate credit ratings criteria adjusted for the lack of public markets for this Note. The difference between face amount of the note and its fair value is being amortized over the life of the note ($13 through March 31, 2010), and is being charged to interest expense. As of March 31, 2010, the note has a balance of $2,593.

Capital leases

The Company has a twelve year lease which expires in April 2018 that provides for monthly lease payments of $70 for its Georgetown, Texas facility. The lease has been classified as a capital lease. At March 31, 2010, the outstanding capital lease obligation is $4,082.

The Company has a five year lease which expires in July 10, 2014 that provides for monthly lease payments of $25 for its Winona, Minnesota facility. The Company has an option to purchase the facility for $500 by giving notice to Landlord of its intent to purchase the Facility. The Landlord must receive such notice at least three months prior to end of the Lease term. At March 31, 2010, the Company has outstanding capital lease obligation of $1,510.

The Company has two additional capital leases. The first is a 60 month truck lease which expires on September 8, 2011 that provides for monthly leases payments of $1. As of March 31, 2010, the capitalized lease obligation related to aforementioned lease is $11. The second is a 72 month lease for a forklift which expires on July 20, 2015 that provides for monthly leases payments of $1. As of March 31, 2010, the capitalized lease obligation related to aforementioned lease was $46.

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

It is reasonably possible that the “Estimated Reserve for Product Liability Claims” may change within the next twelve months. A change in estimate could occur if a case is settled for more or less than anticipated, or if additional information becomes known to the Company.

15. Business Segments

The Company operates in two business segments: Lifting Equipment and Equipment Distribution.

The Lifting Equipment segment is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes, predominately through a network of dealers, a diverse group of products that serve different functions and are used in a variety of industries. The Company markets a comprehensive line of boom trucks and sign cranes, a complete line of rough terrain forklifts, including both the Liftking and Noble product lines, as well as special mission oriented vehicles, and other specialized carriers, heavy material handling transporters and steel mill equipment. The Company also manufacturers a number of specialized rough terrain cranes and material handling products, including a newly introduced 30-ton model, the first in new line of specialized high quality rough terrain cranes. The Company lifting products are used in industrial applications, energy exploration and infrastructure development in the commercial sector and for military applications. The company’s specialized rough terrain cranes primarily serves the needs of the construction, municipality, and railroad industries. Additionally, as of January 1, 2010, the Company began to manufacture and distribute custom trailers and hauling systems typically used for transporting heavy equipment, Our trailer business serves niche markets in the commercial construction, railroad, military, and equipment rental industries through a dealer network

The Equipment Distribution segment located in Bridgeview, Illinois is a distributor of Terex rough terrain and truck cranes, Fuchs material handlers, Manitex boom trucks and sky cranes. The Equipment Distribution segment predominately sells its products to end users, including the rental market. Its products are used primarily for infrastructure development and commercial constructions, applications include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance. The Equipment Distribution segment supplies repair parts for a wide variety of medium to heavy duty construction equipment and sells both domestically and internationally. The segment also provides repair services in the Chicago area.

Acquisitions have been included in the Company’s results from their respective dates of acquisition: July 10, 2009 for Badger Equipment Company; and December 31, 2009 for the assets of Manitex Load King, Inc.

The following is financial information for our two operating segments, i.e., Lifting Equipment and Equipment Distribution

	Three Months Ended March 31,
	2010	2009
Net revenues
Lifting Equipment	$21,132	$13,174
Equipment Distribution	838	868

Total	$21,970	$14,042
Operating income
Lifting Equipment	$1,897	$1,075
Equipment Distribution	(110)	(75)
Corporate expenses	(744)	(575)

Total operating income	$1,043	$483

The Lifting Equipment segment operating earnings includes amortization of $471 and $413 for the three months ended March 31, 2010 and 2009, respectively. The Equipment Distribution segment operating earnings includes amortization of $37 and $34 for the three months ended March 31, 2010.

	March 31, 2010	December 31, 2009
Total Assets
Lifting Equipment	$91,098	$89,384
Equipment Distribution	5,008	5,154
Corporate	148	147

Total	$96,254	$94,685

16. Transactions between the Company and Related Parties

In the course of conducting its business, the Company has entered into certain related party transactions.

The Company, through its Manitex and Manitex Liftking subsidiaries, purchases and sells parts to GT Distribution, LLC. (“GT”) including its subsidiaries, BGI USA, Inc. (“BGI”) and SL Industries , Ltd (“SL”). BGI is a distributor of assembly parts used to manufacture various lifting equipment. SL Industries, Ltd is a Bulgarian subsidiary of GT that manufactures fabricated and welded components used to manufacture various lifting equipment.

GT was owned in part by the Company’s Chairman and Chief Executive Officer until January 2009. In January 2009, Mr. Langevin assigned his ownership interest in GT to Bob Litchev, a Senior Vice President of Manitex International, Inc. Although the Company does not independently verify the cost of such parts, it believes the terms of such purchases and sales were at least as favorable to the Company as terms that it could obtain from a third party.

The Company through its Manitex Liftking subsidiary provides parts and services to LiftMaster, Ltd (“LiftMaster”) or purchases parts or services from LiftMaster. LiftMaster is a rental company that rents and services rough terrain forklifts. LiftMaster is owned by the President of a wholly owned subsidiary of the Company, Manitex Liftking, ULC, and a relative.

As of March 31, 2010 the Company had an accounts receivable of $42 from LiftMaster and accounts payable of $33 and $706 to LiftMaster and GT, respectively. The Company has a $596 and $22 payable to GT and LiftMaster, respectively at December 31, 2009.

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

			Three months ended March 31, 2010	Three months ended March 31, 2009
Rent paid	-	Woodbridge Facility 1	$112	$93

Sales to:
		LiftMaster	$40	$13

Purchases from:
		BGI USA, Inc	$31	$289
		SL Industries, Ltd.	583	409
		LiftMaster.	10	—

Total Purchases			$624	$698

1	The Company leases its 85,000 sq. ft. Woodbridge facility from an entity owned by a stockholder of the Company and relative of Manitex Liftking ULC’s, President and CEO. Pursuant to the terms of the lease, the Company makes monthly lease payments of $37. The Company is also responsible for all the associated operations expenses, including insurance, property taxes, and repairs. The Company leases this facility on a month to month basis as the lease for the facility expired on November 29, 2009. The Company is currently in the process of negotiating a new lease.

17. Income Taxes

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. The annual effective tax rates are estimated to be approximately 33.9% and 14.4% for 2010 and 2009, respectively. The effective tax rate is based upon the Company’s anticipated earnings both in the U.S. and in foreign jurisdictions.

The Company’s total unrecognized tax benefits as of March 31, 2010 and 2009 were approximately $170 and $200, which, if recognized, would affect the Company’s effective tax rate. As of March 31, 2010 the Company had accrued immaterial amounts for the potential payment of interest and penalties.

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

In response to the impact of economic conditions and longer sales cycles, it was determined that swift management action was necessary to ensure that operating activity was balanced with current demand levels. During the fourth quarter of 2008 and the first quarter of 2009, we implemented significant across the board cost reduction activities. From the ended of the first quarter 2009 until present time, we have continued to evaluate and monitor our business and have implemented additional costs reductions when appropriate.

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

During the three months ended March 31, 2010 and 2009, the Company had restructuring expenses (severance payments related to staff reductions) of $53 and $131, respectively.

19. Gain on Casualty Loss

On January 11, 2010, there was a small fire in a secondary building at our Georgetown, Texas facility. The Company filed a claim for the loss with its insurance carrier. Other income for the three months ended March 31, 2010 includes approximately $106 gain on a casualty loss related to the fire.

20. Subsequent Events

On May 5, 2010, the Company and its bank entered into agreements to modify its U.S. and Canadian Revolving Credit Facilities. Under the agreements the interest rates on the Company’s Revolving Credit facilities were lower by 0.5%. The interest rate for the U.S. Revolving Credit Facility and U.S. dollar borrowing under the Canadian Revolving Credit facility was decreased from prime rate plus 2.0% to prime rate plus 1.5%. The interest rate for Canadian dollar borrowing under the Canadian Revolving Credit facility was decreased from Canadian prime rate plus 2.5% to Canadian prime rate plus 2.0%.

Additionally, a new $500 Revolving Credit facility for the Company’s Crane and Machinery Division was established. Under this new facility, the Company can draw funds solely to purchase new or used construction machinery and equipment. The maximum that can be borrowed is 80% of the invoice cost of the machinery or equipment being purchased. The credit facility has a maturity date of April 1, 2012 and an interest rate of prime rate plus 1.5%.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements relating to future events and the future performance of Manitex International, Inc. (the “Company”) within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes” or similar language. Forward-looking statements include, without limitation: (1) projections of revenue, earnings, capital structure and other financial items, (2) statements of our plans and objectives, (3) statements regarding the capabilities and capacities of our business operations, (4) statements of expected future economic conditions and the effect on us and on our customers, (5) expected benefits of our cost reduction measures, and (6) assumptions underlying statements regarding us or our business. Our actual results may differ materially from information contained in these forward looking-statements for many reasons, including those described below and in our 2009 Annual Report on Form 10-K in the section entitled “Item 1A. Risk Factors,”

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

Lifting Equipment Segment

The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries. Through its Manitex subsidiary it markets a comprehensive line of boom trucks and sign cranes. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including, roads, bridges and commercial construction. Our subsidiary, Badger Equipment Company (“Badger”), acquired on July 10, 2009, is a manufacturer of specialized rough terrain cranes and material handling products, including a newly introduced 30-ton model, the first in a new line of specialized high quality rough terrain cranes. Badger primarily serves the needs of the construction, municipality, and railroad industries. The Company acquired Badger primarily to obtain the recently developed new 30 ton Rough Terrain crane together with Badger’s long standing crane legacy and niche customer relationships.

The Manitex Liftking subsidiary sells a complete line of rough terrain forklifts; including both the Liftking and Noble product lines, as well as special mission oriented vehicles, and other specialized carriers, heavy material handling transporters and steel mill equipment. Manitex Liftking’s rough terrain forklifts are used in both commercial and military applications. Specialty mission oriented vehicles and specialized carriers are designed and built to meet the Company’s unique customer needs and requirements. The Company’s specialized lifting equipment has met the particular needs of customers in various industries that include utility, ship building and steel mill industries. Schaeff Lift Truck Division. (“Schaeff”) produces a line of electric forklifts, further complements the Lifting Equipment segment.

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

Equipment Distribution Segment

The Company’s Crane & Machinery Division (“Crane”) located in Bridgeview, Illinois, is a crane dealer that distributes Terex rough terrain and truck cranes, Fuchs material handlers, and Manitex boom trucks and sky cranes. We treat these operations as a separate reporting segment entitled “Equipment Distribution.” Our Equipment Distribution segment also supplies repair parts for a wide variety of medium to heavy duty construction equipment sold both domestically and internationally. Our crane products are used primarily for infrastructure development and commercial constructions, applications include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance.

Summary of Recent Acquisitions

On July 10, 2009, the Company completed the acquisition of the outstanding capital stock of Badger pursuant to a Stock Purchase Agreement (the “Purchase Agreement”) with Avis Industrial Corporation, an Indiana corporation ( the “Seller”). The aggregate purchase price for the capital stock of Badger, as set forth in the Purchase Agreement, consisted of: (1) a promissory note of the Company in favor of Seller in the principal amount of $2.75 million, (2) 300,000 shares of the Company’s common stock and (3) $0.04 million in cash. See note 5 to the Company’s consolidated financial statements for additional information regarding the valuation of the consideration paid

On December 31, 2009, our subsidiary, Manitex Load King, Inc., acquired the operating assets of Load King Trailers pursuant to a purchase agreement (the “Load King Purchase Agreement”) with Genie Industries, Inc. (“Genie”), a subsidiary of Terex Corporation. The acquired assets consisted of substantially all of Genie’s Elk Point, South Dakota, operating assets and business operations, including the manufacturing facilities and offices located in Elk Point, South Dakota, and certain liabilities relating to its Load King specialized low-bed, heavy-haul, bottom-dump and platform trailer manufacturing business. The consideration for the purchase of the Load King assets consisted of: $0.1 million of cash, and the Company’s promissory note for $2.75 million. At the closing, the Company also issued a $0.25 million promissory note to ensure the delivery to the seller of 130,890 shares of the Company’s common stock, as partial consideration under the Load King Purchase Agreement. On January 6, 2010, the Company issued to Terex 130,890 shares of its common stock in satisfaction of such promissory note. See note 5 to the Company’s consolidated financial statements for additional information regarding the valuation of the consideration paid.

Customer and Suppliers Concentrations

At March 31, 2010, two customers accounted for 24 and 15% of the Company’s accounts receivable, respectively. As of December 31, 2009 two customers accounted for 22% and 20%, respectively, of Company accounts receivables.

For the three months ended March 31, 2010, one customer accounted for 30 % of the Company net revenues. For the three months ended March 31, 2009 one customer accounted 11% of the Company’s net revenue.

For the three months ended March 31, 2010 and 2009, no supplier accounted for 10% or more of total Company purchases

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

In response to the impact of economic conditions and longer sales cycles, it was determined that swift management action was necessary to ensure that operating activity was balanced with current demand levels. During the fourth quarter of 2008 and the first quarter of 2009, we implemented significant across the board cost reduction activities. From the end of the first quarter of 2009 until present, we have continued to evaluate and monitor our business and have implemented additional costs reductions when appropriate.

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

Currently, the commercial markets that we serve continue to be severely depressed. The actions of the United States and other world governments to stimulate the world economy have been unprecedented. The United States stimulus package includes very significant appropriations for improving the country’s infrastructure, which could be a significant benefit to the Company. The ultimate success of governmental actions and the resulting benefits that the Company may see, however, remain unknown. We have seen certain sectors of the economy appearing to show signs of improving, particularly the energy, and power distribution sectors both domestically and internationally. However, our markets still remain significantly depressed and we cannot predict either the extent or timing of any resurgence.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Net income for the three month periods ended March 31, 2010 and 2009

For the three months ended March 31, 2010, the Company had a net income of $0.3 million. For the three months ended March 31, 2009, the Company had a net income $0.1 million.

For the three months ended March 31, 2010, the net income of $0.3 million consisted of revenue of $22.0 million, cost of sales of $16.8 million, research and development costs of $0.3 million, SG&A costs excluding corporate expenses of $3.1 million, corporate SG&A expenses of $0.7 million, interest expense of $0.6 million, other income of $0.1 million, foreign currency transaction losses of $0.1 million, and income tax expense of $0.2 million.

For the three months ended March 31, 2009, net income of $0.1 million consisted of revenue of $14.0 million, cost of sales of $11.0 million, research and development costs of $0.1 million, SG&A costs excluding corporate expenses of $1.8 million, corporate SG&A expenses of $0.5 million, net interest expense of $0.4 million, and restructuring expenses of $0.1 million.

Net Revenues and Gross Profit – For the three months ended March 31, 2010, net revenues and gross profit were $22.0 million and $5.2 million, respectively. Gross profit as a percent of revenues was 23.7% for the three months ended March 31, 2010. For the three months ended March 31, 2009 net revenues and gross profit were $14.0 million and $3.0 million, respectively. Gross profit as a percent of sales was 21.6% for the three months ended March 31, 2009.

Net revenues increased $7.9 million to $22.0 million for the three months ended March 31, 2010 from $14.0 million for the comparable period in 2009. Without the Badger and Load King acquisitions, revenues would have increased $3.8 million, as Badger, and Load King had combined revenues of $4.1 million for the three months ended March 31, 2010. The remaining increase in revenues is entirely related to an increase in military sales (which includes an international agency) of $6.6 million, as commercial sales for existing business was down. Military revenues for the three months ended March 31, 2010 includes revenues of $3.4 million for orders shipped predominately in October and November 2009, which could not be included in revenue until 2010. These particular items were shipped F.O.B destination and had not been received by the customer as of December 31, 2009 and as such could not be included in 2009 revenues. The customer, an international agency, purchased the items and required shipment to remote locations, which accounted for the extremely long delivery times. The decrease in commercial revenues is attributed to the current world wide economic downturn that began in September 2008.

Our gross profit as a percentage of net revenues increased 2.1% to 23.7% for the three months ended March 31, 2010 from 21.6% for the three months ended March 31, 2009. The increase in the gross margin percent is attributed to a favorable product mix, which included increased military sales and higher tonnage cranes, and the impact of restructuring activities implemented over the last year.

Selling, general and administrative expense – Selling, general and administrative expense for the three months ended March 31, 2010 was $3.8 million compared to $2.3 million for the comparable period in 2009. Selling, general and administrative expense for the three months ended March 31, 2010 is comprised of corporate expense of $0.7 million and $3.1 million related to operating companies. Selling, general and administrative expense for the three months ended March 31, 2009 was comprised of corporate expense of $0.5 million and $1.8 million related to operating companies.

Selling, general and administrative expense, excluding corporate expenses, increased $1.3 million to $3.1 million for the three months ended March 31, 2010 from $1.8 million for the comparable three month period in 2009. Selling, general and administrative expenses for the three months ended March 31, 2010 includes approximately $0.6 million related to the Badger and Load King acquisitions. Without the acquisitions, selling, general and administrative expense would have been $0.7 million above the prior year. This increase is attributed to increased selling expenses of $0.4 million, related to the increase in revenue, an increase in legal expenses of approximately $0.2 million, and the effect of a strengthening Canadian dollar. The quarterly average exchange rate increased approximately 1573 basis points from .8034 for the first quarter of 2009 to .9607 for the first quarter of 2010. Approximately $0.15 million of the increase was the effect that a stronger Canadian dollar had on the conversion of Canadian dollar denominated expenses of our Canadian’s subsidiary into U.S .dollars.

Corporate expenses increased $0.2 million to $0.7 million for the three months ended March 31, 2010 from $0.5 million for the comparable 2009 three month period. Approximately half of this increase is associated with costs related to the Load King acquisitions and an increase in audit fees directly attributed to acquiring Badger and Load King. The remaining increase is attributed to a number of other expense items that both increased and decreased, netting to a $0.1 million increase.

Operating income – For the three months ended March 31, 2010 and 2009, the Company had operating income of $1.0 million and $0.5 million, respectively. The increase in operating income is due to an increase in gross profit of $2.2 million offset by $1.6 million increase in operating expenses. An increase in revenues accounts for approximately $1.7 million of the increase in gross profit, the remaining $0.5 million is the result of an increase in the gross profit percent, which increased 2.1% to 23.7% from 21.6% between the first quarter 2009 and first quarter 2010. The increase in operating expenses is principally related to an increase in selling, general and administrative expenses, which is explained above.

Interest expense – Interest expense was $0.6 million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively. The increase in interest expense is the result of an increase in interest rates applicable to the Company’s borrowing between years and an increase in outstanding debt.

On July 9, 2010 the Company and its bank amended the Company’s Revolving Credit Facility, the Revolving Canadian Credit Facility and its Term loan. Under the agreements the maturity dates were extended from April 1, 2010 to April 1, 2012. In connection with the extension, the Company agreed to increased interest rates. The interest on U.S. borrowing increased from prime rate plus .25% to prime plus 2.0%, interest rates on Canadian borrowings increased from Canadian prime rate plus 1.50% to Canadian prime rate plus 3.0% and interest on its term loan increased from the prime rate plus 1% to the prime rate plus 2.5%.

Total debt increased $9.5 million from $25.1 million at March 31, 2009 to $34.6 million at March 31, 2010. Approximately, $6.6 million of the increase is acquisition debt related to the Badger and Load King acquisitions. The remaining difference is accounted for by increased borrowing under our Canadian Revolving credit facility, which was required to support increased levels of business activity.

Foreign currency transaction gains – The Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds.

For the three months ended March 31, 2010, the Company had a foreign currency transaction loss of $0.1 million. Foreign currency gains and losses for the three months ended March 31, 2009 were insignificant.

Income tax – For the three months ended March 31, 2010, the Company had income tax expense of $0.2 million. Income tax expense was calculated based on estimated effective tax rate of 33.9% for 2010. Income tax expense for three months ended March 31, 2009, was insignificant and was based on an estimated effective or 14.4% for 2009. The 2009 effective rate differs from the federal statutory tax rate primarily due to the utilization of prior year losses for which no benefit was previously recognized.

Net income – Net income for the three months ended March 31, 2010 was $0.3 million. This compares with a net income for the three months ended March 31, 2009 of $0.1 million. The change in net income is explained above.

Segment information

Lifting Equipment Segment

	Three Months Ended March 31,
	2010 (1) (2)	2009
Net revenues	$21,132	$13,174
Operating income	1,897	1,075
Operating margin	9.0%	8.2%

(1)	Financial results, for the Badger acquisition are included from the date of acquisition which is July 10, 2009.
(2)	Financial results, for the Load King acquisition are included from the date of acquisition which is December 31, 2009.

Net Revenues

Net revenues increased $8.0 million to $21.1 million for the three months ended March 31, 2010 from $13.2 million for the comparable period in 2009. Without the Badger and Load King acquisitions, revenues would have increased $3.9 million, as Badger and Load King had combined revenues of $4.1 million for the three months ended March 31, 2010. The remaining in revenues is entirely related to an increase in military sales (which includes an international agency) of $6.6 million, as commercial sales for existing business was down. Military revenues for the three months ended March 31, 2010 includes revenues of $3.4 million for orders shipped predominately in October and November 2009, which could not be included in revenue until 2010. These particular items were shipped F.O.B. destination and had not been received by the customer as of December 31, 2009 and as such could not be included in 2009 revenues. The customer, an international agency, purchased the items and required shipment to remote locations, which accounted for the extremely long delivery times. The decrease in commercial revenues is attributed to the current world wide economic downturn that began in September 2008.

Operating Income and Operating Margins

Operating income for the Lifting Equipment segment increased $0.8 million to $1.9 million for the three months ended March 31, 2010 from $1.1 million in the comparable period in 2009. The increase in operating income is due to an increase in gross profit offset by an increase in operating expenses. Gross profit for the segment was $5.1 million and $2.8 million for the three months ended March 31, 2010 and March 31, 2009, respectively. The increase in gross profit is primarily the result of an increase in revenues. Gross profit was also favorably impacted by an increase in the gross profit percent. The gross profit percent increased to 23.9% for the three months ended March 31, 2010 from 21.1% for the three months ended March 31, 2009, an improvement of 2.8%. The increase in the gross margin percent is attributed to a favorable product mix, which included increased military sales and higher tonnage cranes, and the impact of restructuring activities implemented over the last year.

The increase in operating expenses, excluding the effect of acquisitions, is principally related to an increase in selling general and administrative expenses and a small increase in research and development cost. This increase in selling, general and administrative expense is the result of increased selling expenses of $0.4 million, related to the increase in revenue, an increase in legal expenses of approximately $0.2 million, and the effect of a strengthening Canadian dollar. The quarterly average exchange rate increased approximately 1573 basis points from .8034 for the first quarter of 2009 to .9607 for the first quarter of 2010. The conversion of Canadian subsidiary selling, general and administrative expenses were increased by approximately $0.15 million as a result the strengthening of the Canadian dollar.

Equipment Distribution Segment

	Three Months Ended March 31,
	2010	2009
Net revenues	$838	$868
Operating loss	(110)	(75)
Operating margin	(13.1)%	(8.6)%

Net revenues – Net revenues decreased $0.1 million to $0.8 million for the three months ended March 31, 2010, from $0.9 million for the comparable period in 2009.

Operating loss and Operating Margins – The segment had operating loss of $0.1 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively. The small increase in the operating loss is attributed to a slight decrease in revenues and a decrease in the gross margin percent, as operating expenses were down an insignificant amount this year. The decrease in gross profit is the result of change in product mix. Part sales as a percent of total segment revenues were lower in 2010 as compared to 2009. This affects the overall margin percent as part sales have a higher margin as compared to unit sales.

Liquidity and Capital Resources

Cash and cash equivalents were $0.5 million at March 31, 2010 compared to $0.3 million at December 31, 2009. The Company has both a U.S. and Canadian revolving credit facility, with a maturity date of April 1, 2012. At March 31, 2010 the Company had approximately $3.3 million available to borrow under its credit facilities.

During the three months ended March 31, total debt increased by $1.1 million to $34.6 million at March 31, 2010 from $33.5 million at December 31, 2009. The following is a summary of the net increase in our indebtedness:

Revolving credit facility	$2.2	million
Revolving Canadian credit facility	(0.6)	million
Liftking acquisition note	(0.2)	million
QVM acquisition bank debt	(0.2)	million
Capital leases	(0.1)	million
Note payable – Terex	(0.2)	million (including $0.15 millions paid with Company Stock)
Manitex stock note	(0.2)	million paid in Company stock
Notes to Finance Insurance premium	0.4	million (significant portion of our insurance renews on December 30 each year

	$1.1	million

Outstanding borrowings

The following is a summary of our outstanding borrowings at March 31, 2010

	Outstanding Balance	Interest Rate	Interest Paid	Principal Payment
Revolving credit facility	$13.9 million	4.75%	Monthly	n.a.
Revolving Canadian credit facility	4.5 million	4.75%	Monthly	n.a.
Liftking acquisition note	0.8 million	3.25%	Quarterly	$0.2 million quarterly
Badger acquisition note	2.5 million	11. %	Quarterly	$0.6 million each July 10
Load King acquisition note	2.6 million	8%	Quarterly	$0.5 million annually beginning 12/31/11
QVM acquisition bank debt	1.1 million	5.75%	Monthly	$0.05 million monthly
Note payable – floor plan	1.6 million	6.0%	Monthly	Over 48 months beginning August and September 2010
Note payable – Terex	1.5 million	6.0%	Quarterly	$0.25 million March 1 ($0.15 million can be paid in stock)
Notes to Finance Insurance premium	0.4 million	4.12%	Monthly	Fixed payment including interest of approximately $0.1 million paid monthly
Capital lease – Georgetown facility	4.1 million	12%	Monthly	$0.07 million monthly payment includes interest
Capital leases – Winona facility	1.5 million	6.13%	Monthly	$0.025 million monthly payment includes interest
Capital leases other	0.1 million	Various	Monthly	Monthly insignificant payments.

	$34.6 million

Future availability under credit facilities

As stated above, the Company had approximately $3.3 million available to borrow under its credit facilities at March 31, 2010.

Both the US and Canadian credit facilities are asset based. The maximum the Company may borrow under either facility is the lower of the credit line or the available collateral, as defined in the credit agreements. Collateral under the agreements consists of stated percentages of eligible accounts receivable and inventory. Beginning in September 2008, the financial markets in the United States and globally came under incredible stress. A substantial deterioration in economic conditions, especially in the United States and Europe followed. As a result, the Company has seen a significant contraction in its business, which continues. This contraction in business generally means that accounts receivable and inventory balances are reduced and the maximum that Company can borrow under its revolving credit facilities is also reduced. The Company has implemented significant across the board cost reductions to ensure that operating activity is balanced with current demand levels and to reduce cash requirements to the extent possible.

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

2010

Operating activities consumed $1.2 million of cash for the three months ended March 31, 2010 comprised of net income of $0.3 million, non-cash items that totaled $0.8 million and changes in assets and liabilities, which consumed $2.4 million. The principal non-cash item is depreciation and amortization of $0.8 million. A decrease in inventory of $1.6 million and increase in accrued expenses of $0.3 million generated cash and were offset by the following items that consumed cash: an increase in accounts receivable or $3.5 million, increase in prepaid expense of $0.3 million, and a decrease in accounts payable of $0.6 million.

The increase in accounts receivable is due to an increase in revenues. The decrease in inventory is largely related to recognition into revenue in 2010 of a couple of large orders shipped F.O.B destination predominately in October and November 2009 which were not received until 2010 and therefore in inventory at year end. An increase in accrued expenses is primarily related to increase in accruals for audit, legal and other professional services. The prepaid balance has increased as payments were made in January 2010 for insurance policies that renewed on December 30, 2009. Accounts payable decreased as our Canadian subsidiary used the receipt of funds received during the first quarter related to afore mentioned large order to reduce its accounts payable balance.

Investing activities generated $0.2 million in cash for the three months ended March 31, 2010. The proceeds were generated by the sale of a crane that was being rented and, therefore, had been included fixed assets at the time of sale.

Financing activities generated $1.3 million in cash for the three months ended March 31, 2010. A net increase in our borrowings under our revolving credit facilities of $1.4 million and additional new borrowing of $0.6 million (primarily related to the financing of insurance premiums) were sources of cash. During the three months ended March 31, 2010, note payments were made of $0.2 million, $0.2 million, $0.1 million, and $0.1 million on the Liftking Industries note, bank term loan, the Terex note, and notes to finance insurance premium, respectively.

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

Related Party Transactions

For a description of the Company’s related party transactions, please see Note 16 to the Company’s consolidated financial statements entitled “Transactions between the Company and Related Parties.”

Critical Accounting Policies

See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, for a discussion of the Company’s other critical accounting policies.

Impact of Recently Issued Accounting Standards

In December 2008, the FASB issued guidance revising employers’ disclosures about postretirement benefit plan assets which was later codified under ASC 715, “Compensation—Retirement Benefits.” This guidance revised employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance requires additional disclosure of a benefit plan’s investment allocation decision-making process, the fair value of each major category of plan assets, the valuation techniques used to measure the fair value of the plan assets, and any significant concentrations of risk within plan assets. This guidance is effective for fiscal years ending after December 15, 2009, with early application permitted. Adoption of this guidance did not have a significant impact on the determination or reporting of our financial results.

In June 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 166”), later codified under ASC 860. This standard will require entities to provide more information about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. It also requires additional disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. This standard eliminates the concept of a qualifying special-purpose entity and changes the requirements for de-recognition of financial assets. This standard is effective for us in our interim and annual reporting periods beginning on and after January 1, 2010. Earlier application was prohibited. The adoption did not have an impact on its results of operations, financial position and cash flows.

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

In June 2009, the FASB revised the authoritative guidance for determining the primary beneficiary of a VIE. In December 2009, the FASB issued Accounting Standards Update No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”), which provides amendments to ASC 810 to reflect the revised guidance. The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The amendments in ASU 2009-17 also require additional disclosures about a reporting entity’s involvement with VIEs. ASU 2009-17 is effective for fiscal years beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The adoption of this guidance on January 1, 2010, did not have a significant impact on the determination or reporting of our financial results.

In January 2010, the FASB issued Accounting Standards Update 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary-a Scope Clarification”, which amends ASC 810, “Consolidations.” This amendment requires new disclosures, including a description of valuation techniques and inputs used to measure the fair value of any retained investment in a former subsidiary, the nature of any continuing involvement in the subsidiary or acquirer after deconsolidation, and information regarding related party involvement before and after the transaction. This guidance will be effective for us in our interim and annual reporting periods beginning after December 15, 2009. The adoption of this guidance on January 1, 2010, did not have a significant impact on the determination or reporting of our financial results.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820, “Fair Value Measurements and Disclosures.” This amendment requires new disclosures, including the reasons for and amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and separate presentation of purchases, sales, issuances and settlements in the reconciliation of activity for Level 3 fair value measurements. It also clarified guidance related to determining the appropriate classes of assets and liabilities and the information to be provided for valuation techniques used to measure fair value. This guidance will be effective for us in our interim and annual reporting periods beginning after December 15, 2010. The adoption of this guidance on January 1, 2010, did not have a significant impact on the determination or reporting of our financial results

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The adoption did not have an impact on its results of operations, financial position and cash flows.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The provisions were adopted on January 1, 2009. The adoption did not have a material impact on our Consolidated Financial Statements.

In January 2010, the FASB issued two ASU’s that (1) codify SEC Observer comments made at the June 2009 EITF meeting and (2) make technical corrections to several SEC sections of the FASB Codification. In general, the two ASU’s, do not change existing practice. ASU 2010-05, Compensation—Stock Compensation (Topic 718)—Escrowed Share Arrangements and the Presumption of Compensation, codifies EITF Topic D-110, Escrowed Share Arrangements and the Presumption of Compensation, which provides the SEC staff’s view on when an escrowed share arrangement involving shareholders is presumed to be compensatory and the factors to consider when analyzing whether that presumption has been overcome. The SEC Observer announced the views captured in EITF Topic D-110 at the June 2009 EITF meeting. ASU 2010-04, Accounting for Various Topics—Technical Corrections to SEC Paragraphs, primarily includes technical corrections to various topics containing SEC guidance as a result of recently-issued authoritative guidance and updates for Codification references. These two ASU’s do not have an impact on the Company’s financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements . This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU2010-06 amends Codification Subtopic 820-10 to now require:

•	A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and,

•	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances and settlements.

In addition, ASU2010-06 clarifies the requirements of the following existing disclosures:

•

For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and,

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The provisions were adopted on January 1, 2009. The adoption did not have a material impact on our Consolidated Financial Statements.

In February 2010, the FASB issued Accounting Standards Update 2010-08, Technical Corrections to Various Topics, which provides certain clarifications made to the guidance on embedded derivatives and hedging. The Update was issued to provide special transition provisions upon application of the change in application of the topic. The Company does not believe that this update will have a material impact on its financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. In addition, the amendments in the ASU requires an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The guidance, expect for that related to conduit debt obligations, has been adopted and did not have a material impact on our Consolidated Financial Statements.

In March 2010, the FASB issued Accounting Standards Update 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

Issued in April 2010, Accounting Standard Update, Income Taxes (Topic 740), Accounting for Certain Tax Effects of the Health Care Reform Acts, provides guidance that even though the signing dates of the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act were different, the two should be considered together for accounting purposes. This has no effect on our financials as both dates fell within the same reporting period.

In April 2010, the FASB issued Accounting Standards Update 2010-13, Compensation-Stock Compensation (topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades—a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds.

On October 6, 2008, the Company issued its $2.0 million promissory note in favor of Terex Corporation (the “Term Note”). Under the Term Note, the Company is obligated to make annual principal payments to Terex of $250,000 commencing on March 1, 2009, and on each year thereafter through March 1, 2016. So long as the Company’s common stock is listed for trading on NASDAQ or another national securities exchange, the Company may opt to pay up to $150,000 of each annual principal payment in shares of the Company’s common stock having a market value of $150,000. For purposes of the foregoing provision, the market value of each share of common stock of the Company shall be the average of the closing prices on NASDAQ as reported in The Wall Street Journal (national edition) (or if not reported thereby, any other authoritative source) for the twenty consecutive trading days ending on the trading day immediately prior to the date of such payment (the “Market Value”). Pursuant to the foregoing provision, the Company issued 64,655 shares of its common stock to Terex on March 1, 2010, in lieu of $150,000 of the principal payment on the Term Note owed to Terex on such date.

On December 31, 2009, Manitex Load King, Inc. (the “Purchaser”), a Michigan corporation and a wholly owned subsidiary of the Company, entered into a purchase agreement (the “Load King Purchase Agreement”) with Genie Industries, Inc. ( “Genie”), a subsidiary of Terex Corporation, to acquire substantially all of Genie’s operating assets and business operations, including Genie’s manufacturing facilities and offices located in Elk Point, South Dakota, and certain liabilities relating to its Load King specialized low-bed, heavy-haul, bottom-dump and platform trailer manufacturing business. The consideration for the purchase consisted of $100,000, in cash, and the Company’s Promissory Note for $2,750,000. At the closing, the Company also issued a promissory note to ensure the delivery to the seller of 130,890 shares of the Company’s common stock, as partial consideration under the Load King Purchase Agreement. On January 6, 2010, the Company issued to Terex 130,890 shares of its common stock in satisfaction of such promissory note.

The above-described shares issued to Terex were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder, as there was no public offering. In support of those exemptions from registration, we relied on representations of Terex that it is an “accredited investors” as defined in Rule 501 of Regulation D and acquired the securities for its own account and not for distribution to others.

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

Item 3—Defaults Upon Senior Securities

Not applicable.

Item 4—Removed and Reserved

Item 5—Other Information

Not applicable.

Item 6—Exhibits

See the Exhibit Index set forth below for a list of exhibits included with this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description

2.1	Asset Purchase Agreement, effective December 31, 2009, by and between Genie Industries, Inc. and Manitex Load King, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 7, 2010).

10.1	Promissory Note, dated December 31, 2009, payable by Manitex Load King, Inc. to Genie Industries, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2010).

10.2	Share Promissory Note, dated December 31, 2009, payable by Manitex Load King, Inc. to Genie Industries, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 7, 2010).

10.3	Security Agreement, dated December 31, 2009, between Manitex Load King, Inc. and Genie Industries, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on January 7, 2010).

10.4	Amendment, effective as of May 5, 2010, to that certain Master Revolving Note in original principal amount of $20.5 million, dated July 9, 2009, by and between Manitex, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 11, 2010).

10.5	Amendment No. 6, effective as of May 5, 2010, to that certain Master Revolving Note in original principal amount of CDN $3.5 million, dated December 29, 2006, by and between Manitex LiftKing, ULC and Comerica Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 11, 2010).

10.6	Amendment No. 2, effective as of May 5, 2010, to that certain Master Revolving Note in original principal amount of $4.5 million, dated July 9, 2009, by and between Manitex LiftKing, ULC and Comerica Bank (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 11, 2010).

10.7	Letter Agreement, dated May 5, 2010, by and between Manitex International, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 11, 2010).

10.8	Master Revolving Note in the principal amount of $500,000, dated May 5, 2010, by and between Manitex International, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on May 11, 2010).

10.9*	Description of the 2010 Executive Officer Bonus Plan.

31.1	Certification by Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 13, 2010	By:	/S/ DAVID J. LANGEVIN
David J. Langevin
Chairman and Chief Executive Officer (Principal Executive Officer)

May 13, 2010	By:	/S/ DAVID H. GRANSEE
David H. Gransee
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)