Form 10-Q
period 2010-06-30
Manitex International, Inc.
filed 2010-08-13
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-32401

MANITEX INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Michigan	42-1628978
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

9725 Industrial Drive, Bridgeview, Illinois 60455

(Address of Principal Executive Offices)

(Zip Code)

(708) 430-7500

(Registrant’s Telephone Number, Including Area Code)

7402 W. 100th Place, Bridgeview, Illinois 60455

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

The number of shares of the registrant’s common stock, no par value, outstanding as of August 12, 2010 was 11,372,467

MANITEX INTERNATIONAL, INC.

FORM 10-Q INDEX

PART 1 – FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except for per share amounts)

	June 30, 2010	December 31, 2009
	Unaudited
ASSETS
Current assets
Cash	$1,485	$287
Trade receivables (net of allowances of $122 and $76 at June 30, 2010 and December 31, 2009)	14,792	10,969
Other receivables	256	49
Inventory (net of allowances of $195 at June 30, 2010 and December 31, 2009)	26,610	27,277
Deferred tax asset	680	673
Prepaid expense and other	1,032	892

Total current assets	44,855	40,147
Total fixed assets (net)	11,053	11,804

Intangible assets (net)	21,378	22,401
Deferred tax asset	5,796	5,796
Goodwill	14,452	14,452
Other long-term assets	68	85

Total assets	$97,602	$94,685

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable—short term	$2,565	$2,624
Current portion of capital lease obligations	547	520
Accounts payable	9,011	8,565
Accounts payable related parties	334	618
Accrued expenses	2,865	2,145
Other current liabilities	257	97

Total current liabilities	15,579	14,569
Long-term liabilities
Revolving term credit facilities	19,287	16,788
Deferred tax liability	5,952	5,952
Notes payable	7,585	8,323
Capital lease obligations	4,971	5,256
Deferred gain on sale of building	2,979	3,169
Other long-term liabilities	200	200

Total long-term liabilities	40,974	39,688

Total liabilities	56,553	54,257

Commitments and contingencies

Shareholders’ equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding June 30, 2010 and December 31, 2009	—	—
Common Stock—no par value, Authorized, 20,000,000 shares authorized Issued and outstanding, 11,372,467 and 11,160,455 at June 30, 2010 and December 31, 2009, respectively	46,814	46,375
Warrants	1,788	1,788
Paid in capital	104	93
Accumulated deficit	(7,737)	(8,257)
Accumulated other comprehensive income	80	429

Total shareholders’ equity	41,049	40,428

Total liabilities and shareholders’ equity	$97,602	$94,685

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	Unaudited	Unaudited	Unaudited	Unaudited
Net revenues	$19,502	$11,848	$41,472	$25,890
Cost of Sales	14,895	9,371	31,653	20,385

Gross profit	4,607	2,477	9,819	5,505
Operating expenses
Research and development costs	282	118	559	239
Selling, general and administrative expenses, including corporate expenses of $572 and $471 for the three months and $1,316 and $988 for the six months ended June 30, 2010 and 2009, respectively	3,294	2,306	7,133	4,599
Restructuring expenses	82	22	135	153

Total operating expenses	3,658	2,446	7,827	4,991

Operating income	949	31	1,992	514
Other income (expense)
Interest expense	(617)	(366)	(1,229)	(769)
Foreign currency transaction (losses) gains	(29)	66	(139)	56
Other income	10	1	154	2

Total other expense	(636)	(299)	(1,214)	(711)

Income (loss) before income taxes	313	(268)	778	(197)
Income tax (benefit)	100	(151)	258	(141)

Net income (loss)	$213	$(117)	$520	$(56)

Earnings (loss) Per Share
Basic	$0.02	$(0.01)	$0.05	$(0.01)
Diluted	$0.02	$(0.01)	$0.05	$(0.01)
Weighted average common share outstanding
Basic	11,371,956	10,836,132	11,344,541	10,786,703
Diluted	11,392,759	10,836,132	11,365,641	10,786,703

The accompanying notes are an integral part of these financial statements.

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2010	2009
	Unaudited	Unaudited
Cash flows from operating activities:
Net income (loss)	$520	$(56)
Adjustments to reconcile net income (loss) to cash provided by (used) for operating activities:
Depreciation and amortization	1,563	1,122
Increase (decrease) in allowances for doubtful accounts	47	(32)
Gain on disposal of fixed assets	(39)	—
Deferred income taxes	(8)	(84)
Inventory reserves	(1)	40
Stock based deferred compensation	68	52
Reserve for uncertain tax positions	—	(30)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(4,148)	8,892
(Increase) decrease in inventory	593	(395)
(Increase) decrease in prepaid expenses	(139)	(359)
(Increase) decrease in other assets	17
Increase (decrease) in accounts payable	177	(5,172)
Increase (decrease) in accrued expense	745	(1,060)
Increase (decrease) in other current liabilities	161	(158)

Net cash (used) for provided by operating activities	(444)	2,760

Cash flows from investing activities:
Purchase of equipment	(164)	(39)
Proceeds from sale of equipment	216	—

Net cash provided by (used) for investing activities	52	(39)

Cash flows from financing activities:
Borrowing on revolving credit facility	3,269	241
Payment on revolving credit facility	(725)	(2,920)
Shares repurchased for income tax withholdings on share-based compensation	(18)	—
Note payments (1)	(1,351)	(1,008)
New borrowing	955	894
Payment on capital lease obligations	(258)	(134)

Net cash provided by (used) for financing activities	1,872	(2,927)

Effect of exchange rate change on cash	(282)	(122)
Net increase (decrease) in cash and cash equivalents	1,480	(206)
Cash and cash equivalents at the beginning of the year	287	425

Cash and cash equivalents at end of period	$1,485	$97

(1)	On March 1, 2010 and 2009, the Company issued 64,655 and 147,059 shares of its common stock to Terex Corporation, in lieu of $150 of the principal payment on the Term Note that was due on March 1, 2010 and 2009. These transactions are non-cash transactions. Accordingly, the cash flow statement excludes the impact of these transactions.
(2)	On January 6, 2010, the Company issued 130,890 shares of common stock to settle a promissory note issued on December 31, 2009 in connection with the Load King acquisition. The note was executed to ensure the delivery to the Seller of 130,890 shares of the Company’s Common Stock as provided for in the Purchase Agreement. This transaction is a non-cash transaction. Accordingly, the cash flow statement excludes the impact of this transaction.

The accompanying notes are an integral part of these financial statements.

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share data)

Note 1. Nature of Operations

The Manitex International, Inc. (the “Company”) is a leading provider of engineered lifting solutions. The Company operates in two business segments the Lifting Equipment segment and the Equipment Distribution segment.

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

Equipment Distribution Segment

The Company’s Crane & Machinery Division located in Bridgeview, Illinois, is a crane dealer that distributes Terex rough terrain and truck cranes, Fuchs material handlers, Manitex boom trucks and sky cranes. The Company’s Crane & Machinery Division provides service in its local market and also supplies repair parts for a wide variety of medium to heavy duty construction equipment sold both domestically and internationally. Our crane products are used primarily for infrastructure development and commercial constructions. Applications include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance.

The Company believes that in the current environment, an option to purchase previously-owned equipment is a cost effective alternative that could increase customers return on investment. In the second quarter of 2010, we created a new division, North American Equipment Exchange, (“NAEE” ) to market previously-owned construction and heavy equipment, domestic and internationally. The Division provides a wide range of used lifting and construction equipment of various ages and condition, and the Company has the capability to refurbish the equipment to the customers’ specification.

Our Crane & Machinery and NAEE divisions comprise a separate reporting segment entitled “Equipment Distribution.”

2. Basis of Presentation

The accompanying consolidated financial statements, included herein, have been prepared by the Company without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed) necessary for a fair presentation of the Company’s financial position as of June 30, 2010, and results of its operations and cash flows for the periods presented. The consolidated balances as of December 31, 2009 were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the year.

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

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income (loss)	$213	$(117)	$520	$(56)

Other comprehensive (loss) income
Foreign currency translation adjustments	(302)	319	(207)	135
Derivative instrument fair market value adjustment—net of income taxes	(162)	(133)	(142)	(133)

Total other comprehensive (loss) income	(464)	186	(349)	2

Comprehensive (loss) income	$(251)	$69	$171	$(54)

Subsequent Events

The Company has performed a review of events subsequent to the balance sheet through August 13, 2010, the date the financial statements were issued.

3. Financial Instruments—Forward Currency Exchange Contracts

The following tables set forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 by level within the fair value hierarchy. As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is summary of items that the Company measures at fair value:

	Fair Value at June 30, 2010
	Level 1	Level 2	Level 3	Total
Asset
Forward currency exchange contracts	$9	$—	$—	$9

Total current assets at fair value	$9	$—	$—	$9

Liabilities:
Forward currency exchange contracts	$376	$—	$—	$376
Load King contingent consideration	—	—	30	$30

Total long-term liabilities at fair value	$376	$—	$30	$406

	Fair Value at December 31, 2009
	Level 1	Level 2	Level 3	Total
Asset
Forward currency exchange contracts	$151	$—	$—	$151

Total current assets at fair value	$151	$—	$—	$151

Liabilities:
Forward currency exchange contracts	$31	$—	$—	$31
Badger acquisition note (1)	$—	$—	$550	$550

Total current liabilities at fair value	$31	$—	$550	$581

Badger acquisition note (1)	$—	$—	$1,931	$1,931
Load King acquisition note (1)	$—	$—	$2,580	$2,580
Load King contingent consideration (1)	$—	$—	$30	$30

Total long-term liabilities at fair value	$—	$—	$4,541	$4,541

(1)	The fair values of these items were determined as of the dates of acquisition: July 10, 2009 and December 31, 2009 respectively. The items are not subject to recurring fair value measurement.

Fair Value Measurements

ASC 820-10 classifies the inputs used to measure fair value into the following hierarchy:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 -	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3 -	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

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

The Company enters into forward currency exchange contracts in relationship such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. The forward currency exchange contracts that the Company has to offset existing assets and liabilities denominated in other than the reporting units’ functional currency have been determined not to be considered a hedge under ASC 815-10. The Company records at the balance sheet date the forward currency exchange contracts at its market value with any associated gain or loss being recorded in current earnings. Both realized and unrealized gains and losses related to forward currency contracts are included in current earnings and are reflected in the Statement of Operations in the other income expense section on the line titled foreign currency transaction losses. Items denominated in other than a reporting units functional currency includes U.S. denominated accounts receivables and accounts payable held by our Canadian subsidiary. Additionally, there is a note payable for CDN $600 issued in connection with the Liftking acquisition. The US dollar liability for this note is adjusted each month based on the month end exchange rate, currency gains and losses are included in income each month.

The Company entered into forward currency contracts to hedge certain future U.S. dollar sales of its Canadian Subsidiary. The decision, to hedge future sales is not automatic and is decided case by case. The forward currency contracts to hedge future sales are designated as cash flow hedges under ASC 815-10.

As required, forward currency contracts are recognized as an asset or liability at fair value on the Company’s Consolidated Balance Sheet. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (date of sale). Gains or losses on cash flow hedges when recognized into income are included in net revenues. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The Company expects minimal ineffectiveness as the Company has hedged only firm sales orders and has not hedged estimated exposures. In the next twelve months, the company estimates $214 of pre-tax unrealized losses related to forward currency contract hedges to be reclassified from other comprehensive income into earnings.

At June 30, 2010, the Company had entered into a series of forward currency exchange contracts. The contracts obligate the Company to purchase approximately CDN $10,472 in total. The contracts which are in various amounts mature between July 2, 2010 and January 14, 2011. Under the contract, the Company will purchase Canadian dollars at exchange rates between .9245 and .9957. The Canadian to US dollar exchange rates was .9393 at June 30, 2010. The unrealized currency exchange asset is reported under prepaid expense and other if it is an asset or under accrued expenses if it is a liability on the balance sheet at June 30, 2010. As of June 30, 2010, the Company had the following forward currency contracts:

Nature of Derivative	Amount		Type
Forward currency contract	CDN$	5,656	Not designated as hedge instrument
Forward currency contract	CDN$	4,816	Cash flow hedge

The following table provides the location and fair value amounts of derivative instruments that are reported in the Consolidated Balance Sheet as of June 30, 2010 and December 31, 2009:

Total derivatives NOT designated as a hedge instrument

		Fair Value
Asset Derivatives	Balance Sheet Location	June 30, 2010	December 31, 2009
Foreign currency Exchange Contract	Prepaid expense and other	$9	$151

Liabilities Derivatives
Foreign currency Exchange Contract	Accrued expense	$(162)	$(31)

Total derivatives designated as a hedge instrument

		Fair Value
Liabilities Derivatives	Balance Sheet Location	June 30, 2010	December 31, 2009
Foreign currency Exchange Contract	Accrued expense	$(214)	$—

The following tables provide the effect of derivative instruments on the Consolidated Statement of Operations for the three and six months ended June 30, 2010 and 2009:

Derivatives Not designated as Hedge Instrument	Location of gain or (loss) recognized in Income Statement	Gain or (loss)
		Three months ended June 30,		Six-months ended June 30,
		2010	2009	2010	2009
Forward currency contracts	Foreign currency transaction gains (losses)	$(289)	$144	$(304)	$55

		Gain or (loss)
Derivatives designated as Hedge Instrument	Location of gain or (loss) recognized in Income Statement	Three months ended June 30,		Six months ended June 30,
		2010	2009	2010	2009
Forward currency contracts	Net revenue	$(51)	$(76)	$(17)	$(76)

The Counterparty to currency exchange forward contracts is a major financial institution with credit ratings of investment grade or better and no collateral is required. Management continues to monitor counterparty risk and believes the risk of incurring losses on derivative contracts related to credit risk is unlikely.

5. Acquisition

Badger Equipment Company

On July 10, 2009, the Company completed the acquisition of 100% of the capital stock of Badger Equipment Company, a Minnesota corporation, (“Badger”), pursuant to a Stock Purchase Agreement (the “Purchase Agreement”) with Avis Industrial Corporation, an Indiana corporation (“Avis”). Badger produces specialized rough terrain cranes and material handling products, including a newly introduced 30-ton model, the first in new line of specialized high quality rough terrain cranes. Badger primarily serves the needs of the construction, municipality, and railroad industries. The Company acquired Badger primarily to obtain the recently developed new 30 ton Rough Terrain crane together with Badger’s long standing crane legacy and niche customer relationships. These provide significant additional markets for the Company and are also strategically aligned with its existing lifting equipment segment.

During the assessment of the Badger acquisition, it became apparent that the transaction may result in a bargain purchase. Our initial view was that a favorable price had been negotiated due to there being no open market sale process due to the long standing relationship with Avis since 2000. In addition, Avis did not use any outside advisors for the transaction and needed to focus on its core (mainly automotive) businesses that were under significant pressure in the current economy. The Company engaged a valuation expert and a tax advisor to provide guidance and assistance to management which was considered and in part relied upon in completing its purchase price allocation. A physical count of the inventory and fixed assets was conducted. As required by accounting standard FASB ASC 805-30-30, a reassessment was conducted to ensure that assets and liabilities were completely identified and fairly valued which included a decision to further review the fair value of the real estate and the consideration given including the stock in the Company and the interest bearing promissory note.

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

Capital Lease obligation - The Company entered into a five year lease for the Badger premises which expires in July 2014 that provides for annual rent of $300 payable in twelve equal monthly installments. The lease has been classified as a capital lease under the provisions of ASC 840-10. The Company has an option to purchase the facility for $500 at the end of the lease by giving notice to Landlord of its intent to purchase the Facility. The fair value of this obligation was calculated by discounting the payments required under the lease by a discount factor of 6.125%, a rate that is considered to be the market rate for similar mortgage type transactions. The calculated fair value was $1,656.

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

In-process research and technology and dealer relationships: Because there is a specific earnings stream that can be associated exclusively with the in-process research and development and with the dealer relationships, the Company determined the discounted cash flow method was the most appropriate methodology for valuation.

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

Terex Load King Acquisition

On December 31, 2009, the Company completed the purchase of the assets and certain liabilities of Terex Load King Trailers, (“Load King”) an Elk Point, South Dakota-based manufacturer of specialized custom trailers and hauling systems typically used for transporting heavy equipment, pursuant to an Asset Purchase Agreement with Genie Industries, Inc., a subsidiary of Terex Corporation. Load King primarily serves the commercial construction, railroad, oilfield service, military and equipment rental industries. The Company acquired Load King primarily because of its long standing legacy niche products and customer relationships. These attributes provide significant additional markets for the Company combined with its synergy with existing material handling products within the Company’s lifting equipment segment.

During the assessment of the processing of the Load King acquisition, it became apparent that the transaction may result in a bargain purchase. This supported an initial view that a favorable price had been negotiated due to the transaction being completed with a motivated seller as Terex Corporation (Terex.) desired to restructure its operations and focus on core competencies. Additionally, although Terex employed an investment banker to solicit potential buyers, Manitex was the only bidder identified willing to consummate a transaction with terms attractive to Terex (i.e. the only bidder who was willing to purchase substantially all the assets of Load King).

The Company engaged a valuation expert and a tax advisor to provide guidance and assistance to management which was considered and in part relied upon in completing its purchase price allocation. Physical assets had been reviewed and visited. As required by accounting standard FASB ASC 805-30-30, a reassessment was conducted to ensure that assets and liabilities were completely identified and fairly valued which included a further review of the fair value of consideration.

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

Under the acquisition method of accounting, in accordance ASC 805, “Business Combinations”, the assets acquired and liabilities assumed are valued based on their estimated fair values as of the date of the acquisition as shown below.

Purchase Price allocation:
Inventory	$1,841
Machinery & equipment	1,716
Land & buildings	2,610
Accounts receivable	464
Prepaid expenses	5
Trade names & trademarks	420
Unpatented technology	670
Accounts payable	(144)
Accrued expenses	(150)
Deferred tax liability	(1,557)
Gain on bargain purchase	(2,915)

Net assets acquired	$2,960

Tangible assets and liabilities: The tangible assets and liabilities were valued at their respective carrying values by Load King, except for certain adjustments necessary to state such amounts at their estimated fair values at the acquisition date. A significant fair market adjustment to land and building was made. Fair market adjustments, which were not significant, were also made to adjust machinery and equipment and inventory.

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

Gain on bargain purchase: In accordance with ASC 805, any excess of fair value of acquired net assets over the acquisition consideration results in a bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired and liabilities assumed have been properly valued. The Company, together with its advisors, underwent such a reassessment, and as a result, has recorded a gain on bargain purchase of $2,915. In accordance with acquisition method of accounting, any resulting gain on bargain purchase must be recognized in earnings on the acquisition date. The gain on bargain purchase is disclosed on a separate line in the Company’s consolidated statement of operations for year ended December 31 2009. The Company believes that the gain on bargain purchase resulted from the negotiation of a favorable price for Load King due to the transaction being completed with a motivated seller who desired to restructure its operations and focus on core competencies. Additionally, although the Seller employed an investment banker to solicit potential buyers, Manitex was the only bidder identified willing to consummate a transaction with terms attractive to Terex (i.e. the only bidder who was willing to purchase substantially all the assets of Load King).

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

The results of the acquired Load King operations have been included in the Company’s consolidated statement of operations since December 31, 2009, the acquisition date. The results of Load King also form part of the segment disclosures for the Lifting Equipment segment.

Pro Forma Results

The following unaudited pro forma information assumes the acquisition of Badger Equipment Company and Terex Load King occurred on January 1, 2009. The unaudited pro forma results have been prepared for informational purposes only and do not purport to represent the results of operations that would have been had the acquisition occurred as of the date indicated, nor of future results of operations. The unaudited pro forma results for the three and six months ended June 30, 2009 are as follows (in thousands, except per share data)

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Net revenues	$14,536	$32,147
Net loss	$(841)	$(2,290)
Loss per share
Basic	$(0.07)	$(0.20)
Diluted	$(0.07)	$(0.20)

Pro Forma Adjustment Note

A Pro Forma adjustment was made to give effect to the amortization of the intangibles recorded as a result of the acquisitions, which would have resulted in $54 and $108 of additional amortization expense for the three and six months ended June 30, 2009. Pro Forma adjustments to interest expense was made to reflect interest on the promissory notes issued in connection with the acquisitions, the capital lease executed in the Badger acquisition and to eliminate interest expense for Badger debt not assumed in the transaction. The net effect was to increase interest expense by $141 and $278 for the three and six month periods ended June 30, 2009. Pro Forma adjustments were made to account for the changes in depreciation expense based on the value of fixed as determined in the purchase price allocation. The effect was to increase depreciation expense by $1 for the three months ended June 30, 2009 and to decrease depreciation expense by $6 for the six months ended June 30, 2009.

Basic and diluted shares outstanding were increased by 430,890 shares for three and six months ended June 30, 2009.

In connection with the acquisitions of Badger and Load King, the Company recognized gains on bargain purchases of $3,715 and a tax benefit of $1,893. In previous filings, pro forma adjustments were made to move the gains on bargain purchases and the tax benefit to the assumed acquisition date (January1, 2009 or January 1, 2008). Subsequently, we determined that these pro forma adjusts were not required. As such, the above pro forma disclosure does not included pro forma adjustments to move the gains on bargain purchases and the tax benefit from the historic periods.

6. Net Earnings per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of warrants, and restricted stock units. Details of the calculations are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net Income (loss) per common share
Basic	$213	$(117)	$520	$(56)
Diluted	$213	$(117)	$520	$(56)

Earnings (loss) per share
Basic	$0.02	$(0.01)	$0.05	$(0.01)
Diluted	$0.02	$(0.01)	$0.05	$(0.01)

Weighted average common share outstanding
Basic	11,371,956	10,836,132	11,344,541	10,786,703

Diluted
Basic	11,371,956	10,836,132	11,344,541	10,786,703
Dilutive effect of restricted stock units	20,803	—	21,100	—

	11,392,759	10,836,132	11,365,641	10,786,703

Weighted average of diluted shares related to restricted stock of 7,963 and 8,109 for the three and six months ended June 30, 2009 were excluded from diluted shares as additional shares are anti-dilutive when the Company has a loss.

7. Equity

Stock Warrants

The Company accounts for warrants issued to non-employees based on the fair value on date of issuance. Certain warrants will be exercisable on a cashless basis under certain circumstances, and are callable by the Company on a cashless basis under certain circumstances. At June 30, 2010 and December 31, 2009, the Company had issued and outstanding warrants as follows:

Number of Warrants	Exercise Price	Expiration Date
450,000	$4.05	November 15, 2011	Private placement
204,000	$4.25	November 15, 2011	Private placement
192,500	$4.62	November 15, 2011	Placement Agent Fee
15,000	$7.08	June 15, 2011	Investor Relation Service
105,000	$7.18	September 11, 2012	Placement Agent Fee

During the three and six months ended June 30, 2010 no warrants were exercised.

Stock Issuance

On January 6, 2010, the Company issued 130,890 shares of common stock to settle a promissory note issued on December 31, 2009 in connection with the Load King acquisition. The note was executed to ensure the delivery to the Seller of 130,890 shares of the Company’s Common Stock as provided for in the Purchase Agreement

On March 1, 2010, the Company issued 64,655 shares of common stock to the Terex Corporation as the Company elected to pay $150 of the annual principal payment due March 1, 2010 in shares of the Company’s common stock. The share price for the transactions was the average closing price for the twenty trading days ending the day before the payment was due. See note 15.

The Company issued shares of common stock to employees for restricted stock units issued under the Company’s 2004 Incentive Plan, which had vested. The Company also repurchased shares from employees to satisfy employee withholding tax obligation. The shares were repurchased at the closing price on date the shares vested. The below table summarizes both stock issuance and repurchase with employees:

Issued Date	Shares Issued	Shares Repurchased	Share Net of Repurchases	Repurchase Price
January 5, 2010	1,500	490	1,010	$2.19
January 6, 2010	4,000	1,309	2,691	$2.19
January 18, 2010	1,000	327	673	$2.30
January 28, 2010	10,500	3,429	7,071	$2.30
February 1, 2010	4,000	1,308	2,692	$2.25
March 31, 2010	1,320	—	1,320	—
May 17, 2010	1,500	490	1,010	$2.25

	23,820	7,353	16,467

2004 Equity Incentive Plan

In 2004, the Company adopted the 2004 Equity Incentive Plan and subsequently amended and restated the plan on September 13, 2007 and May 28, 2009. The maximum number of shares of common stock reserved for issuance under the plan is 500,000 shares. The total number of shares reserved for issuance may, however, may be adjusted to reflect certain corporate transactions or changes in The Company’s capital structure. The Company’s employees and members of the board of directors who are not our employees or employees of our affiliates are eligible to participate in the plan. The plan is administered by a committee of the board comprised of members who are outside directors. The plan provides that the committee has the authority to, among other things, select plan participants, determine the type and amount of awards, determine award terms, fix all other conditions of any awards, interpret the plan and any plan awards. Under the plan, the committee can grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units, except Directors may not be granted stock appreciation rights, performance shares and performance units. During any calendar year, participants are limited in the number of grants they may receive under the plan. In any year, an individual may not receive options for more than 15,000 shares, stock appreciation rights with respect to more than 20,000 shares, more than 20,000 shares of restricted stock and/or an award for more than 10,000 performance shares or restricted stock units or performance units. The plan requires that the exercise price for stock options and stock appreciation rights be not less than fair market value of the Company’s common stock on date of grant.

The following table contains information regarding restricted stock units as of June 30, 2010:

2010
Outstanding on January 1,	26,559
Issued	22,320
Vested and issued	(16,467)
Vested – repurchased for income tax withholding	(7,353)
Forfeited	(68)

Outstanding on June 30,	24,991

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $10 and $28 for the three months and $68 and $51 for the six months ended June 30, 2010 and 2009, respectively. Additional compensation expense related to restricted stock units will be $11, and $1 for the remainder of 2010, and 2011, respectively.

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

Arrangement consideration shall be allocated at the inception of the arrangement to all deliverables based on their relative selling price, except under certain circumstances such as items recorded at fair value and items not contingent upon the delivery of additional items or meeting other specified performance conditions. The selling price for each deliverable shall be determined using vendor specific objective evidence (“VSOE”) of selling price, if it exists, otherwise third-party evidence of selling price. If neither VSOE nor third-party evidence exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. This guidance eliminates the use of the residual value method for determining allocation of arrangement consideration and allows the use of an entity’s best estimate to determine the selling price if VSOE and third-party evidence cannot be determined. It also requires additional disclosures such as the nature of the arrangement, certain provisions within the arrangement, significant factors used to determine selling prices and the timing of revenue recognition related to the arrangement. This guidance shall be effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact that adoption of this guidance will have on the determination and reporting of the Company’s financial results.

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

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The adoption did not have an impact on its results of operations, financial position and cash flows.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The provisions were adopted on January 1, 2009. The adoption did not have a material impact on the Company’s Consolidated Financial Statements.

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

ASU2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The provisions were adopted on January 1, 2009. The adoption did not have a material impact on the Company’s Consolidated Financial Statements.

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

In February 2010, the FASB issued Accounting Standards Update 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. In addition, the amendments in the ASU requires an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The guidance, except for that related to conduit debt obligations, has been adopted and did not have a material impact on the Company’s Consolidated Financial Statements.

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

9. Inventory

The components of inventory are as follows:

	June 30, 2010	December 31, 2009
Raw Materials and Purchased Parts,	$20,072	$18,676
Work in Process	3,130	2,267
Finished Goods	3,408	6,334

Inventories, net	$26,610	$27,277

10. Goodwill and Intangible Assets

	June 30, 2010	December 31, 2009	Useful lives
Patented and unpatented technology	$12,136	$12,141	10 -17 years
Amortization	(4,277)	(3,672)
Customer relationships	10,064	10,069	10-20 years
Amortization	(1,852)	(1.564)
Trade names and trademarks	5,989	5,990	25 years-indefinite
Amortization	(782)	(663)
In process research and development	100	100	Indefinite
Customer Backlog	469	470	< 1 year
Amortization	(469)	(470)

Intangible assets	21,378	22,401
Goodwill	14,452	14,452

Goodwill and other intangibles	$35,830	$36,853

Amortization expense for intangible assets was $507 and $449 for the three months and $1,015 and $897 for the six months ended June 30, 2010 and 2009, respectively.

As of June 30, 2010 and December 31, 2010, Goodwill for Lifting Equipment segment and the Equipment Distribution segment was $14,177 and $275, respectively.

13. Accounts Payable and Accrued Expenses

	June 30, 2010	December 31, 2009
Accrued expenses:
Accrued payroll	$272	$199
Accrued employee health	160	247
Accrued audit and legal	176	111
Accrued bonuses	—	160
Accrued vacation expense	253	341
Accrued interest	154	146
Accrued commissions	370	81
Accrued expenses—other	424	136
Accrued warranty	561	550
Accrued income taxes	109	33
Accrued product liability	10	110
Accrued liability on forward currency exchange contracts	376	31

Total accrued expenses	$2,865	$2,145

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

	Six Months Ended
	June 30, 2010	June 30, 2009
Balance January 1,	$550	$668
Accrual for warranties issued during the period	884	194
Warranty Services provided	(815)	(530)
Changes in estimate	(63)	(5)
Foreign currency translation	5	7

Balance June 30,	$561	$334

15. Revolving Term Credit Facilities and Debt

Revolving Credit Facility

At June 30, 2010, the Company had drawn $14,752 under a revolving credit facility. The Company is eligible to borrow up to $20,500, with interest at prime rate (prime was 3.25% at June 30, 2010) plus 1.5%. The maximum amount outstanding is limited to the sum of 85% of eligible receivables, the lesser of 55% of eligible inventory or $9,500. At June 30, 2010, the maximum the Company could borrow based on available collateral was capped at $17,033. The credit facility’s original maturity date was January 2, 2005. The maturity date was subsequently extended and the note is now due on April 1, 2012. The indebtedness is collateralized by substantially all of the Company’s assets. The facility contains customary limitations including, but not limited to, limitations on acquisitions, dividends, repurchase of the Company’s stock and capital expenditures. The agreement also requires the Company to have a minimum Tangible Effective Net Worth, as defined in the agreement, and 1.25 to 1 Debt Service Ratio, as defined in the agreement. Under the agreement, the inventory eligibility percent further decreases to 53% and 50% on December 31, 2010 and June 30, 2011.

Revolving Canadian Credit Facility

At June 30, 2010, the Company had drawn $4,319 (US) under a revolving credit agreement with a bank. The Company is eligible to borrow up to $5,500 (CDN). The maximum amount outstanding is limited to the sum of (1) 80% of eligible receivables plus (2) the lesser of 35% of eligible work-in-process inventory or CDN $500 plus (3) the lesser of 30% of eligible inventory less work-in-process inventory or CDN $3,500. At June 30, 2010, the maximum the Company could borrow based on available collateral was CDN $5,500 or US $5,166. The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets. The Company can borrow in either U.S. or Canadian dollars. For the purposes of determining availability under the credit line, borrowings in U.S. dollars are converted to Canadian dollars based on the most favorable spot exchange rate determined by the bank to be available to it at the relevant time. Any borrowings under the facility in Canadian dollars bear interest at the Canadian prime rate (the Canadian prime was 2.50% at June 30, 2010) plus 2.0%. Any borrowings under the facility in U.S. dollars bear interest at the U.S. prime rate (prime was 3.25% at June 30, 2010) plus 1.5%. The credit facility has a maturity date of April 1, 2012.

Revolving Credit Facility—Equipment Line

At June 30, 2010, the Company had drawn $216 under a revolving credit facility with a bank. The Company is eligible to borrow up to $500, with interest at prime rate (prime was 3.25% at June 30, 2010) plus1.5%. The maximum amount outstanding is limited to of 80% of eligible equipment. The maximum the Company could borrow on June 30, 2010 was $216. The unused portion of the line is available to finance 80% of future purchase of new and used equipment. The credit facility has a maturity date of April 1, 2012

Note Payable Issued to Acquire Liftking Industries

In connection with the Liftking Industries’ acquisition, the Company has a note payable to the seller for $600 (CDN) or $564 (US). The note provides for interest at 1% over the prime rate of interest charged by Comerica Bank for Canadian dollar loans, calculated from the closing date and payable quarterly in arrears commencing April 1, 2007, and for principal payments of two hundred thousand dollars (CDN) quarterly commencing April 1, 2007, with the final installment of principal and interest thereon due April 1, 2011. The note payable is subject to a general security agreement which subordinates the seller’s security interest to the interest of the buyer’s senior secured credit facility, but shall otherwise rank ahead of the seller’s other secured creditors.

Note Payable—Bank

At June 30, 2010, the Company has a $933 note payable to a bank. The note payable to the bank was assumed in connection with the QVM acquisition. The note was due on September 10, 2006. The maturity date was subsequently extended and the note is now due on April 1, 2012. The note has an interest rate of prime plus 2.5% until maturity, whether by acceleration or otherwise, or until default, as defined in the agreement, and after that at a default rate of prime plus 5.5%. Commencing on July 1, 2008, the Company is also required to make monthly principal payments of $50 on the first day of each month. The bank has been granted security interest in substantially all the assets of the Company’s Manitex subsidiary.

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

The note was recorded at its fair value on date of issuance at $2,440. The fair value of the promissory note was calculated to be equal to the present value of the future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of interest of 11% was determined to be the appropriate rate following an assessment of the risk inherent in the debt issue and the market rate for debt of this nature using corporate credit ratings criteria adjusted for the lack of public markets for this Note. The calculated fair value was $2,440. The difference between face amount of the note and its fair value is being amortized over the life of the note ($90 through June 30, 2010), and is being charged to interest expense. As of June 30, 2010, the note has a balance of $2,530.

Note Payable—Bank

At June 30, 2010, the Company has a $12 note payable to a bank. The note, dated October 16, 2009, had an original principal amount of $61 and has an annual interest rate of 4.2%. Under the terms of the note the company is required to make ten monthly payments of $6 commencing November 13, 2008. The proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums.

Note Payable—Bank

At June 30, 2010, the Company has a $278 note payable to a bank. The note, dated January 7, 2010, had an original principal amount of $551 and has an annual interest rate of 4.12%. Under the terms of the note the company is required to make ten monthly payments of $56 commencing January 30, 2010. The proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums.

Note Payable—Terex

At June 30, 2010, the Company has a note payable to Terex Corporation for $1,500. The note which had an original principal amount of $2,000 was issued in connection with the purchase of substantially all of the domestic assets of Crane & Machinery, Inc. (“Crane”) and Schaeff Lift Truck, Inc., (“Schaeff”). During the purchase negotiations, the Company agreed to assist the sellers and GT Distribution LLC in restructuring certain debt owed to Terex Corporation (“Terex”). Accordingly, on October 6, 2008, the Company entered into a Restructuring Agreement with Terex and Crane pursuant to which the Company executed and delivered to Terex a promissory note in the amount of $2,000 that has an annual interest rate of 6%. Terex has been granted a lien on and security interest in all of the assets of the Company’s Crane & Machinery Division.

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

Note payable floorplan

Atn June 30, 2010, the Company has a $1,726 note payable to a finance company. Under the floorplan agreement the Company may borrow up to $2,000 for equipment financing which is secured by all inventory financed by or leased from the lender and the proceeds there from. The terms and conditions of any loans, including interest rate, commencement date, and maturity date shall be determined by the lender upon its receipt of the Company’s request for an extension of credit. The rate, however, may be increased upon the lender giving five days written notice to the Company.

On December 30, 2008, the company borrowed $1,252 under the floorplan agreement with the loan bearing interest at a rate per annum equal to the prime rate of interest, as published in the Wall Street Journal, plus 6%. The Company repaid $255 of amount borrowed on May 7, 2010. On January 12, 2009 the Company borrowed $400 at a rate per annum equal to the prime rate of interest, as published in the Wall Street Journal, plus 5%. Since the initial borrowing, the lender has agreed to several interest rate reductions.

At June 30, 2010, the interest rate on both borrowings was reduced to 6%. For twelve months from the date of borrowing, the Company is only required to make interest payments, followed by 48 equal monthly payments of principal and interest. The loan may be repaid at anytime and is not subject any prepayment penalty. On November 5, 2009, the lender agreed verbally to extend the interest only payments periods from twelve months to nineteen months for the two above loans. The Company will start making principal payment in connection with $997 ($1,252 less $255 repayment) and $400 of the outstanding debt in August 2010 and September 2010, respectively.

On June 3, 2010, the Company borrowed an additional $329 with a per annum interest rate of 6%. For twelve months following June 3, 2010, the Company is only required to make interest payments, followed by 48 equal monthly payments of principal and interest.

On March 3, 2010, the lender informed us that over the next three months that they will discontinue providing floor plan financing to construction equipment dealers. As such, the lender will not finance any additional equipment after June 3, 2010. The lender’s decision does not impact any loans that were outstanding at June 3, 2010 and such loans will continue under the terms and conditions that were in effect on the date the loan was made.

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

The note was recorded at its fair value on date of issuance at $2,580. The fair value of the promissory note was calculated to be equal to the present value of the future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of interest of 8% was determined to be the appropriate rate following an assessment of the risk inherent in the debt issue and the market rate for debt of this nature using corporate credit ratings criteria adjusted for the lack of public markets for this Note. The difference between face amount of the note and its fair value is being amortized over the life of the note ($26 through June 30, 2010), and is being charged to interest expense. As of June 30, 2010, the note has a balance of $2,606.

Capital leases

The Company has a twelve year lease which expires in April 2018 that provides for monthly lease payments of $70 for its Georgetown, Texas facility. The lease has been classified as a capital lease. At June 30, 2010, the outstanding capital lease obligation is $4,008.

The Company has a five year lease which expires in July 10, 2014 that provides for monthly lease payments of $25 for its Winona, Minnesota facility. The Company has an option to purchase the facility for $500 by giving notice to the Landlord of its intent to purchase the Facility. The Landlord must receive such notice at least three months prior to end of the Lease term. At June 30, 2010, the Company has outstanding capital lease obligation of $1,457.

The Company has two additional capital leases. The first is a 60 month truck lease which expires on September 8, 2011 that provides for monthly leases payments of $1. As of June 30, 2010, the capitalized lease obligation related to the aforementioned lease is $8. The second is a 72 month lease for a forklift which expires on July 20, 2015 that provides for monthly leases payments of $1. As of June 30, 2010, the capitalized lease obligation related to aforementioned lease was $45.

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

The Lifting Equipment segment is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes, predominately through a network of dealers, a diverse group of products that serve different functions and are used in a variety of industries. The Company markets a comprehensive line of boom trucks and sign cranes, a complete line of rough terrain forklifts, including both the Liftking and Noble product lines, as well as special mission oriented vehicles, and other specialized carriers, heavy material handling transporters and steel mill equipment. The Company also manufacturers a number of specialized rough terrain cranes and material handling products, including a newly introduced 30-ton model, the first in new line of specialized high quality rough terrain cranes. The Company lifting products are used in industrial applications, energy exploration and infrastructure development in the commercial sector and for military applications. The company’s specialized rough terrain cranes primarily serve the needs of the construction, municipality, and railroad industries. Additionally, as of January 1, 2010, the Company began to manufacture and distribute custom trailers and hauling systems typically used for transporting heavy equipment, Our trailer business serves niche markets in the commercial construction, railroad, military, and equipment rental industries through a dealer network.

The Equipment Distribution segment located in Bridgeview, Illinois is a distributor of Terex rough terrain and truck cranes, Fuchs material handlers, Manitex boom trucks and sky cranes. The Equipment Distribution segment predominately sells its products to end users, including the rental market. Its products are used primarily for infrastructure development and commercial constructions, applications include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance. The Equipment Distribution segment supplies repair parts for a wide variety of medium to heavy duty construction equipment and sells both domestically and internationally. The segment also provides repair services in the Chicago area. In the second quarter of 2010, we expanded our Equipment Distribution segment by creating new division, North American Equipment Exchange, (“NAEE” ) to market previously-owned construction and heavy equipment, domestic and internationally. This Division provides a wide range of used lifting and construction equipment of various ages and condition, and the Company has the capability to refurbish the equipment to the customers’ specification.

Acquisitions have been included in the Company’s results from their respective dates of acquisition: July 10, 2009 for Badger Equipment Company; and December 31, 2009 for the assets of Manitex Load King, Inc.

The following is financial information for our two operating segments, i.e., Lifting Equipment and Equipment Distribution

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues
Lifting Equipment	$18,442	$10,964	$39,574	$24,138
Equipment Distribution	1,060	884	1,898	1,752

Total	$19,502	$11,848	$41,472	$25,890
Operating income from continuing operations
Lifting Equipment	$1,680	$523	$3,577	$1,598
Equipment Distribution	(159)	(21)	(269)	(96)
Corporate expenses	(572)	(471)	(1,316)	(988)

Total operating income from continuing operations	$949	$31	$1,992	$514

The Lifting Equipment segment operating earnings includes amortization of $472 and $417 for the three months and $943 and $830 for the six months ended June 30, 2010 and 2009, respectively. The Equipment Distribution segment operating earnings includes amortization of $36 and $33 for the three months and $73 and $67 the six months ended June 30, 2010 and 2009, respectively.

	June 30, 2010	December 31, 2009
Total Assets
Lifting Equipment	$92,171	$89,384
Equipment Distribution	5,316	5,154
Corporate	115	147

Total	$97,602	$94,685

18. Transactions between the Company and Related Parties

In the course of conducting its business, the Company has entered into certain related party transactions.

The Company, through its Manitex and Manitex Liftking subsidiaries, purchases and sells parts to GT Distribution, LLC. (“GT”) including its subsidiaries, BGI USA, Inc. (“BGI”) and SL Industries, Ltd (“SL”). BGI is a distributor of assembly parts used to manufacture various lifting equipment. SL Industries, Ltd is a Bulgarian subsidiary of GT that manufactures fabricated and welded components used to manufacture various lifting equipment.

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

The Company through its Manitex Liftking subsidiary provides parts and services to LiftMaster, Ltd (“LiftMaster”) or purchases parts or services from LiftMaster. LiftMaster is a rental company that rents and services rough terrain forklifts. LiftMaster is owned by the Vice President of a wholly owned subsidiary of the Company, Manitex Liftking, ULC, and a relative.

As of June 30, 2010 the Company had an accounts receivable of $42 from LiftMaster and accounts payable of $31 and $345 to LiftMaster and GT, respectively. The Company has a $596 and $22 payable to GT and LiftMaster, respectively at December 31, 2009.

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

		Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Rent paid -	Bridgeview Facility 1	20	—	20	—
Sales to:
	BGI USA, Inc.	—	7	—	7
	LiftMaster.	3	10	43	23

Total Sales		$3	$17	$43	$30

Purchases from:
	BGI USA, Inc	$39	$277	$70	$566
	SL Industries, Ltd.	331	234	914	643
	LiftMaster.	12	7	22	7

Total Purchases		$382	$518	$1,006	$1,216

1.	The Company leases its 40,000 sq. ft. Bridgeview facility from an entity controlled by Mr. David Langevin, the Company’s Chairman and CEO. Pursuant to the terms of the lease, the Company makes monthly lease payments of $20. The Company is also responsible for all the associated operations expenses, including insurance, property taxes, and repairs. The lease will expire on June 30, 2016 and has a provision for six one year extension periods. The lease contains a rental escalation clause under which annual rent is increased during the initial lease term by the lesser of the increase in the Consumer Price Increase or 2.0%. Rent for any extension period shall however, be the then-market rate for similar industrial buildings within the market area.

The Company has the option, to purchase the building by giving the Landlord written notice at any time prior to the date that is 180 days prior to the expiration of the lease or any extension period. The Landlord can require the Company to purchase the building if a change of Control Event, as defined in the agreement occurs by giving written notice to the Company at any time prior to the date that is 180 days prior to the expiration of the lease or any extension period. The purchase price regardless whether the purchase is initiated by the Company or the Landlord will be the Fair Market Value as of the closing date of said sale.

19. Income Taxes

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. The 2010 and 2009 annual effective tax rates are estimated to be approximately 32.2% and 27.0% (excluding the impact of the discrete items related to 2009 which are discussed below) based upon the Company’s anticipated earnings both in the U.S. and in foreign jurisdictions.

For the three months ended June 30, 2010, the Company recorded an income tax expense of $100 which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes. For the three months ended June 30, 2009, the Company recorded an income tax benefit of $151 which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes offset by discrete items primarily related to the quarterly uncertain tax position adjustment and the partial reversal of a valuation allowance related to the Texas Temporary Margin Tax Credit which the Company has determined it will now realize on a more-likely-than-not basis.

For the six months ended June 30, 2010, the Company recorded an income tax expense of $258 which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes. For the six months ended June 30, 2009, the Company recorded an income tax benefit of $141 which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes offset by discrete items primarily related to the quarterly uncertain tax position adjustment and the partial reversal of a valuation allowance related to the Texas Temporary Margin Tax Credit which the Company has determined it will now realize on a more-likely-than-not basis. of a deferred tax asset for the Texas Temporary Margin Tax Credit as a result of the resolution of an income tax examination.

The Company’s total unrecognized benefits as of June 30, 2010 were approximately $170, which if recognized would affect the Company’s effective tax rate. As of June 30, 2010, the Company accrued immaterial amounts for the potential payment of interest and penalties.

20. Restructuring

For the three and six months ended June 30, 2010, the Company had restructuring expenses of $82 and $135, respectively. For the three and six months ended June 30, 2009, the Company had restructuring expenses of $22 and $153, respectively. During the second quarter 2010, the Company incurred costs of $51 to relocate its Bridgeview, Illinois facility to a smaller more economical facility. Except for the aforementioned relocation all other restructuring expenses are for severance payment made in connection with staff reductions.

21. CVS Transaction

In June 2010, the Company formed a new Italian subsidiary, CVS Ferrari, SRL. The CVS Ferrari, SRL has an agreement to operate, on an exclusive rental basis, the business of CVS Spa. CVS SPA is located near Milan, Italy and designs and manufacturers a range of reach stackers and associated lifting equipment for the global container handling market, sold through a broad dealer network. CVS Spa had 2008 annual sales of 71.8 million Euros prior to the recent economic downturn. The rental agreement has been filed with the Italian Court and commences July 1. In July, the Court approved the arrangement.

The rental period could extend for up to two years, but a shorter period is anticipated.

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

(17)	A substantial portion of our revenues are attributed to limited number of customers which may decrease or cease purchasing any time; and

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

Equipment Distribution Segment

The Company’s Crane & Machinery Division (“Crane”) located in Bridgeview, Illinois, is a crane dealer that distributes Terex rough terrain and truck cranes, Fuchs material handlers, and Manitex boom trucks and sky cranes. We treat these operations as a separate reporting segment entitled “Equipment Distribution.” Our Equipment Distribution segment also supplies repair parts for a wide variety of medium to heavy duty construction equipment sold both domestically and internationally. Our crane products are used primarily for infrastructure development and commercial constructions, applications include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance. In the second quarter of 2010, we expanded our Equipment Distribution segment by creating new division, North American Equipment Exchange, (“NAEE” ) to market previously-owned construction and heavy equipment, domestic and internationally. This Division provides a wide range of used lifting and construction equipment of various ages and condition, and the Company has the capability to refurbish the equipment to the customers’ specification.

Summary of Recent Acquisitions

On July 10, 2009, the Company completed the acquisition of the outstanding capital stock of Badger pursuant to a Stock Purchase Agreement (the “Purchase Agreement”) with Avis Industrial Corporation, an Indiana corporation (the “Seller”). The aggregate purchase price for the capital stock of Badger, as set forth in the Purchase Agreement, consisted of: (1) a promissory note of the Company in favor of Seller in the principal amount of $2.75 million, (2) 300,000 shares of the Company’s common stock and (3) $0.04 million in cash. See note 5 to the Company’s consolidated financial statements for additional information regarding the valuation of the consideration paid

On December 31, 2009, our subsidiary, Manitex Load King, Inc., acquired the operating assets of Load King Trailers pursuant to a purchase agreement (the “Load King Purchase Agreement”) with Genie Industries, Inc. (“Genie”), a subsidiary of Terex Corporation. The acquired assets consisted of substantially all of Genie’s Elk Point, South Dakota, operating assets and business operations, including the manufacturing facilities and offices located in Elk Point, South Dakota, and certain liabilities relating to its Load King specialized low-bed, heavy-haul, bottom-dump and platform trailer manufacturing business. The consideration for the purchase of the Load King assets consisted of: $0.1 million of cash, and the Company’s promissory note for $2.75 million. At the closing, the Company also issued a $0.25 million promissory note to ensure the delivery to the seller of 130,890 shares of the Company’s common stock, as partial consideration under the Load King Purchase Agreement. On January 6, 2010, the Company issued to Terex 130,890 shares of its common stock in satisfaction of such promissory note. See note 5 to the Company’s consolidated financial statements for additional information regarding the valuation of the consideration paid.

Customer and Suppliers Concentrations

At June 30, 2010, two customers accounted for 19.0% and 10.6% of the Company’s accounts receivable, respectively. As of December 31, 2009 two customers accounted for 22% and 20%, respectively, of Company accounts receivables.

For the three months ended June 30, 2010, two customers accounted for 14.8% and 12.2% the Company’s net revenues. For the three months ended June 30, 2009, no customer accounted for 10% or more of Company revenues. For the six months ended June 30, 2010 one customer accounted for 22.6% of the Company’s net revenue. For the six months ended June 30, 2009, no customer accounted for 10% or more of Company revenues.

For the three and six months ended June 30, 2010 and 2009, no supplier accounted for 10% or more of total Company purchases

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

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Net income (loss) for the three month periods ended June 30, 2010 and 2009

For the three months ended June 30, 2010, the Company had a net income of $0.2 million. For the three months ended June 30, 2009, the Company had a net loss $0.1 million.

For the three months ended June 30, 2010, the net income of $0.2 million consisted of revenue of $19.5 million, cost of sales of $14.9 million, research and development costs of $0.3 million, SG&A costs excluding corporate expenses of $2.7 million, corporate SG&A expenses of $0.6 million, restructuring expenses of $0.1 million, interest expense of $0.6 million, and income tax expense of $0.1 million.

For the three months ended June 30, 2009, the net loss of $0.1 million consisted of revenue of $11.8 million, cost of sales of $9.4 million, research and development costs of $0.1 million, SG&A costs excluding corporate expenses of $1.8 million, corporate SG&A expenses of $0.5 million, net interest expense of $0.4 million, foreign currency transactions gains of $0.1 million and a tax benefit of $0.2 million.

Net Revenues and Gross Profit – For the three months ended June 30, 2010, net revenues and gross profit were $19.5 million and $4.6 million, respectively. Gross profit as a percent of revenues was 23.6% for the three months ended June 30, 2010. For the three months ended June 30, 2009 net revenues and gross profit were $11.8 million and $2.5 million, respectively. Gross profit as a percent of sales was 20.9% for the three months ended June 30, 2009.

Net revenues increased $7.7 million to $19.5 million for the three months ended June 30, 2010 from $11.8 million for the comparable period in 2009. Without the Badger and Load King acquisitions, revenues would have increased $3.5 million, as Badger, and Load King had combined revenues of $4.2 million for the three months ended June 30, 2010. Approximately 75% of the remaining increase is related to an increase in military sales (which includes an international agency) and approximately 25% is attributed to an increase in commercial sales. Although our commercial business remains significantly depressed compared to historical levels, we have seen some strengthening in demand for boom trucks principally in the energy and power distribution sectors.

Our gross profit as a percentage of net revenues increased 2.7% to 23.6% for the three months ended June 30, 2010 from 20.9% for the three months ended June 30, 2009. The increase in the gross margin percent is attributed to a favorable product mix, which included increased military sales and higher tonnage cranes, and the impact of restructuring activities implemented over the last year.

Selling, general and administrative expense – Selling, general and administrative expense for the three months ended June 30, 2010 was $3.3 million compared to $2.3 million for the comparable period in 2009. Selling, general and administrative expense for the three months ended June 30, 2010 is comprised of corporate expense of $0.6 million and $2.7 million related to operating companies. Selling, general and administrative expense for the three months ended June 30, 2009 was comprised of corporate expense of $0.5 million and $1.8 million related to operating companies.

Selling, general and administrative expense, excluding corporate expenses, increased $0.9 million to $2.7 million for the three months ended June 30, 2010 from $1.8 million for the comparable three month period in 2009. Selling, general and administrative expenses for the three months ended June 30, 2010 includes approximately $0.6 million related to the Badger and Load King acquisitions. Without the acquisitions, selling, general and administrative expense would have been $0.3 million above the prior year. An increase in selling expenses of $0.1 million, and $0.1 million effect of a strengthening Canadian dollar accounts for $0.2 million of the $0.3 million increase in selling, general and administrative expense. This increase in selling expenses of $0.1 million is related to the increase in revenue. The quarterly average exchange rate increased approximately 1155 basis points from .8578 for the second quarter of 2009 to .9733 for the second quarter of 2010. Approximately $0.1 million of the increase was the effect that a stronger Canadian dollar had on the conversion of Canadian dollar denominated expenses of our Canadian’s subsidiary into U.S .dollars. The remaining increase is attributed to a number of other expense items that both increased and decreased, netting to a $0.1 million increase.

Corporate expenses increased $0.1 million to $0.6 million for the three months ended June 30, 2010 from $0.5 million for the comparable 2009 three month period. The increase is attributed to an increase in salaries and benefit costs, due to the reversal of a portion of the employee pay reductions that were implemented in 2009.

Operating income – For the three months ended June 30, 2010 and 2009, the Company had operating income of $0.9 million and $0.03 million, respectively. The increase in operating income is due to an increase in gross profit of $2.1 million offset by $1.2 million increase in operating expenses. An increase in revenues accounts for approximately $1.6 million of the increase in gross profit, the remaining $0.5 million is the result of an increase in the gross profit percent, which increased 2.7% to 23.6% from 20.9% between the second quarter 2009 and second quarter 2010. The increase in operating expenses is principally related to an increase in selling, general and administrative expenses of $1.0 million, which is explained above.

Interest expense – Interest expense was $0.6 million and $0.3 million for the three months ended June 30, 2010 and 2009, respectively. The increase in interest expense is the result of an increase in interest rates applicable to the Company’s borrowing between years and an increase in outstanding debt.

On July 9, 2009, the Company and its bank amended the Company’s Revolving Credit Facility, the Revolving Canadian Credit Facility and its Term loan. Under the agreements the maturity dates were extended from April 1, 2010 to April 1, 2012. In connection with the extension, the Company agreed to increased interest rates. The interest on U.S. borrowing increased from prime rate plus .25% to prime plus 2.0%, interest rates on Canadian borrowings increased from Canadian prime rate plus 1.50% to Canadian prime rate plus 3.0% and interest on its term loan increased from the prime rate plus 1% to the prime rate plus 2.5%. On May 5, 2010, the bank reduced the interest rate on the Company’s revolving credit lines by 0.5%

Total debt increased $9.9 million from $25.1 million at June 30, 2009 to $35.0 million at June 30, 2010. Approximately, $6.6 million of the increase is acquisition debt related to the Badger and Load King acquisitions. Another $1.8 million was borrowed under our Canadian Revolving credit facility to support increased levels of business activity in Canada. The remaining increase of $1.5 million is attributed to an increase of $3.0 million in borrowings under the Company’s U.S. revolving credit facilities offset by repayment of other debt.

Foreign currency transaction gains – The Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds.

For the three months ended June 30, 2010, the Company had a foreign currency transaction loss of $0.03 million. For the three months ended June 30, 2009, the Company had a foreign currency gain of $0.1 million.

Income tax – For the three months ended June 30, 2010, the Company recorded an income tax expense of 0.1 million which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes. For the three months ended June 30, 2009, the Company recorded an income tax benefit of $0.2 million which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes offset by discrete items primarily related to the quarterly uncertain tax position adjustment and the partial reversal of a valuation allowance related to the Texas Temporary Margin Tax Credit which the Company has determined it will now realize on a more-likely-than-not basis.

Net income – Net income for the three months ended June 30, 2010 was $0.2 million. This compares with a net loss for the three months ended June 30, 2009 of $0.1 million. The change in net income is explained above.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Net income (loss) for the six month periods ended June 30, 2010 and 2009

For the six months ended June 30, 2010, the Company had a net income of $0.5 million. For the six months ended June 30, 2009, the Company had a net loss $0.1 million.

For the six months ended June 30, 2010, the net income of $0.5 million consisted of revenue of $41.5 million, cost of sales of $31.7 million, research and development costs of $0.6 million, SG&A costs excluding corporate expenses of $5.8 million, corporate SG&A expenses of $1.3 million, restructuring expenses of $$0.1 million, interest expense of $1.2 million, a foreign currency transaction loss of $0.1 and income tax expense of $0.3 million.

For the six months ended June 30, 2009, the net loss of $0.1 million consisted of revenue of $25.9 million, cost of sales of $20.4 million, research and development costs of $0.2 million, SG&A costs excluding corporate expenses of $3.6 million, corporate SG&A expenses of $1.0 million, restructuring expenses of $0.2, net interest expense of $0.8 million, foreign currency transactions gains of $0.1 million and a tax benefit of $0.1 million.

Net Revenues and Gross Profit – For the six months ended June 30, 2010, net revenues and gross profit were $41.5 million and $9.8 million, respectively. Gross profit as a percent of revenues was 23.7% for the six months ended June 30, 2010. For the six months ended June 30, 2009 net revenues and gross profit were $25.9 million and $5.5 million, respectively. Gross profit as a percent of sales was 21.3% for the six months ended June 30, 2009.

Net revenues increased $15.6 million to $41.5 million for the six months ended June 30, 2010 from $25.9 million for the comparable period in 2009. Without the Badger and Load King acquisitions, revenues would have increased $7.4 million, as Badger, and Load King had combined revenues of $8.2 million for the six months ended June 30, 2010. The remaining increase in revenues is entirely related to an increase in military sales (which includes an international agency) as commercial sales for existing business was down. Military revenues for the six months ended June 30, 2010 includes revenues of $3.4 million for orders shipped predominately in October and November 2009, which could not be included in revenue until 2010. These particular items were shipped F.O.B destination and had not been received by the customer as of December 31, 2009 and as such could not be included in 2009 revenues. The customer, an international agency, purchased the items and required shipment to remote locations, which accounted for the extremely long delivery times. The decrease in commercial revenues is attributed to the current world wide economic downturn that began in September 2008.

The decrease in commercial revenues is entirely related to lower commercial sales in the first quarter 2010 compared to the first quarter of 2009. In the second quarter 2010, we experienced some strengthening in demand for boom trucks, principally in the energy, and power distribution sectors. As result, we had a modest increase in commercial revenues between the second quarter 2010 compared to the second quarter 2009. The second quarter increase, however, only partially offset the first quarter decrease. Although we have seen some strengthening in demand, our commercial business remains significantly depressed compared to historical levels.

Our gross profit as a percentage of net revenues increased 2.4% to 23.7% for the six months ended June 30, 2010 from 21.3% for the six months ended June 30, 2009. The increase in the gross margin percent is attributed to a favorable product mix, which included increased military sales and higher tonnage cranes, and the impact of restructuring activities implemented over the last year.

Selling, general and administrative expense – Selling, general and administrative expense for the six months ended June 30, 2010 was $7.1 million compared to $4.6 million for the comparable period in 2009. Selling, general and administrative expense for the six months ended June 30, 2010 is comprised of corporate expense of $1.3 million and $5.8 million related to operating companies. Selling, general and administrative expense for the six months ended June 30, 2009 was comprised of corporate expense of $1.0 million and $3.6 million related to operating companies.

Selling, general and administrative expense, excluding corporate expenses, increased $2.2 million to $5.8 million for the six months ended June 30, 2010 from $3.6 million for the comparable six month period in 2009. Selling, general and administrative expenses for the six months ended June 30, 2010 includes approximately $1.2 million related to the Badger and Load King acquisitions. Without the acquisitions, selling, general and administrative expense would have been $1.0 million above the prior year. This increase is attributed to increased selling expenses of $0.5 million, related to the increase in revenue, an increase in legal expenses of approximately $0.2 million, and the effect of a strengthening Canadian dollar. The quarterly average exchange rate increased approximately 1367 basis points from .8304 for the first six months of 2009 to .9671 for the first six months of 2010. Approximately $0.2 million of the increase was the effect that a stronger Canadian dollar had on the conversion of Canadian dollar denominated expenses of our Canadian’s subsidiary into U.S .dollars.

Corporate expenses increased $0.3 million to $1.3 million for the six months ended June 30, 2010 from $1.0 million for the comparable 2009 six month period. Approximately half of this increase is associated with costs related to the Load King acquisitions and an increase in audit fees directly attributed to acquiring. The remaining increase is largely attributed to an increase in salaries and benefit costs, due to the reversal of a portion of the employee pay reductions that were implemented in 2009.

Operating income – For the six months ended June 30, 2010 and 2009, the Company had operating income of $2.0 million and $0.5 million, respectively. The increase in operating income is due to an increase in gross profit of $4.3 million offset by $2.8 million increase in operating expenses. An increase in revenues accounts for approximately $3.3 million of the increase in gross profit, the remaining $1.0 million is the result of an increase in the gross profit percent, which increased 2.4% to 23.7% from 21.3% between the for the six months ended June 30, 2010 and the comparable period in 2009. The increase in operating expenses is principally related to an increase in selling, general and administrative expenses of $2.5 million, which is explained above.

Interest expense – Interest expense was $1.2 million and $0.8 million for the six months ended June 30, 2010 and 2009, respectively. The increase in interest expense is the result of an increase in interest rates applicable to the Company’s borrowing between years and an increase in outstanding debt.

On July 9, 2009, the Company and its bank amended the Company’s Revolving Credit Facility, the Revolving Canadian Credit Facility and its Term loan. Under the agreements the maturity dates were extended from April 1, 2010 to April 1, 2012. In connection with the extension, the Company agreed to increased interest rates. The interest on U.S. borrowing increased from prime rate plus .25% to prime plus 2.0%, interest rates on Canadian borrowings increased from Canadian prime rate plus 1.50% to Canadian prime rate plus 3.0% and interest on its term loan increased from the prime rate plus 1% to the prime rate plus 2.5%. On May 5, 2010, the bank reduced the interest rate on the Company’s revolving credit lines by 0.5%

Total debt increased $9.9 million from $25.1 million at June 30, 2009 to $35.0 million at June 30, 2010. Approximately, $6.6 million of the increase is acquisition debt related to the Badger and Load King acquisitions. Another $1.8 million was borrowed under our Canadian Revolving credit facility to support increased levels of business activity in Canada. The remaining increase of $1.5 million is attributed to an increase of $3.0 million in borrowings under the Company’s U.S. revolving credit facilities offset by repayment of other debt .

Foreign currency transaction gains – The Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds.

For the six months ended June 30, 2010, the Company had a foreign currency transaction loss of $0.1 million. For the six months ended June 30, 2009, the Company had a foreign currency gain of $0.1 million.

Income tax – For the six months ended June 30, 2010, the Company recorded an income tax expense of $0.3 million which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes. For the six months ended June 30, 2009, the Company recorded an income tax benefit of $0.1 million which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes offset by discrete items primarily related to the quarterly uncertain tax position adjustment and the partial reversal of a valuation allowance related to the Texas Temporary Margin Tax Credit which the Company has determined it will now realize on a more-likely-than-not basis. of a deferred tax asset for the Texas Temporary Margin Tax Credit as a result of the resolution of an income tax examination.

Net income – Net income for the six months ended June 30, 2010 was $0.5 million. This compares with a net loss for the six months ended June 30, 2009 of $0.1 million. The change in net income is explained above.

Segment information

Lifting Equipment Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009 (1) (2)	2010	2009 (1) (2)
Net revenues	$18,442	$10,964	$39,574	$24,138
Operating income	1,680	523	3,577	1,598
Operating margin	9.1%	4.8%	9.0%	6.6%

(1)	Financial results, for the Badger acquisition are included from the date of acquisition which is July 10, 2009.
(2)	Financial results, for the Load King acquisition are included from the date of acquisition which is December 31, 2009

Net Revenues

Net revenues increased $7.5 million to $18.4 million for the three months ended June 30, 2010 from $11.0 million for the comparable period in 2009. Without the Badger and Load King acquisitions, revenues would have increased $3.3 million, as Badger, and Load King had combined revenues of $4.2 million for the three months ended June 30, 2010. Approximately 75% of the remaining increase is related to an increase in military sales (which includes an international agency) and approximately 25% is attributed to an increase in commercial sales. Although our commercial business remains significantly depressed compared to historical levels, we have seen some strengthening in demand for boom trucks principally in the energy and power distribution sectors.

Net revenues increased $15.4 million to $39.6 million for the six months ended June 30, 2010 from $24.1 million for the comparable period in 2009. Without the Badger and Load King acquisitions, revenues would have increased $7.2 million, as Badger, and Load King had combined revenues of $8.2 million for the six months ended June 30, 2010. The remaining increase in revenues is entirely related to an increase in military sales (which includes an international agency) as commercial sales for existing business was down. Military revenues for the six months ended June 30, 2010 includes revenues of $3.4 million for orders shipped predominately in October and November 2009, which could not be included in revenue until 2010. These particular items were shipped F.O.B destination and had not been received by the customer as of December 31, 2009 and as such could not be included in 2009 revenues. The customer, an international agency, purchased the items and required shipment to remote locations, which accounted for the extremely long delivery times. The decrease in commercial revenues is attributed to the current world wide economic downturn that began in September 2008.

The decrease in commercial revenues is entirely related to lower commercial sales in the first quarter 2010 compared to the first quarter of 2009. In the second quarter 2010, we experienced some strengthening in demand for boom trucks, principally in the energy, and power distribution sectors. As result, we had a modest increase in commercial revenues between the second quarter 2010 compared to the second quarter 2009. The second quarter increase, however, only partially offset the first quarter decrease. Although we have seen some strengthening in demand, our commercial business remains significantly depressed compared to historical levels

Operating Income and Operating Margins

Operating income of $3.6 million for the three months ended June 30, 2010 was equivalent to 9.1% of net revenues compared to an operating income of $0.5 million for the three months ended June 30, 2009 or 4.8% of net revenues. The increase in operating income and operating income as a percent of revenue is due to significant increase in revenues, and a higher gross margin percent, which was offset by $1.0 million increase in operating expenses. Without the Badger and Load King acquisitions, operating expenses would have increased by approximately $0.3 million which is in part accounted for by the increase in revenues.

Operating income of $3.6 million for the six months ended June 30, 2010 was equivalent to 9.0% of net revenues compared to an operating income of $1.6 million for the six months ended June 30, 2009 or 6.6% of net revenues. The increase in operating income and operating income as a percent of revenue is due to significant increase in revenues, and a higher gross margin percent, which was offset by $2.4 million increase in operating expenses. Without the Badger and Load King acquisitions, operating expenses would have increased by approximately $1.0 million. The increase in operating expenses is attributed to increased selling expense (related to the increase in revenues, effect that a strengthening Canadian dollar had, and an increase in legal expenses.

Equipment Distribution Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues	$1,060	$884	$1,898	$1,752
Operating loss	(159)	(21)	(269)	(96)
Operating margin	(15.0)%	(2.4)%	(7.5)%	(5.5)%

Net revenues – Net revenues increased $0.2 million to $1.1 million for the three months ended June 30, 2010 from $0.9 million for the comparable period in 2009. Net revenues increased $0.1 million to $1.9 million for the six months ended June 30, 2010 from $1.8 million for the comparable period in 2009. The increase in revenues for both the three and six months is attributed the sale of used equipment.

Operating loss and Operating Margins – Operating loss of $(0.2) million for the three months ended June 30, 2010 was equivalent to (15.0)% of net revenues compared to an operating loss of $(0.02) million for the three months ended June 30, 2009 or (2.4)% of net revenues. Operating loss of $(0.3) million for the six months ended June 30, 2010 was equivalent to (7.5)% of net revenues compared to an operating loss of $(0.1) million for the six months ended June 30, 2009 or (5.5)% of net revenues. The increase in the operating loss is primarily the result a lower gross margin percent for both the three and six months ended June 30, 2010 as compared to the corresponding periods in 2009. Slightly higher operating expenses also contributed the increase in operating losses for both the three and six month periods. The decrease in the gross margin percent is due to a change in the sales mix.

Liquidity and Capital Resources

Cash and cash equivalents were $1.5 million at June 30, 2010 compared to $0.3 million at December 31, 2009. In addition, the Company has both a U.S. and Canadian revolving credit facility, with a maturity date of April 1, 2012. At June 30, 2010 the Company had approximately $3.1 million available to borrow under its credit facilities.

During the six months ended June 30, 2010, total debt increased by $1.5 million to $35.0 million at June 30, 2010 from $33.5 million at December 31, 2009. The following is a summary of the net increase in our indebtedness:

Revolving credit facility	$3.1	million
Revolving Canadian credit facility	(0.7)	million
Revolving credit facility – Equipment Line	0.2	million
Liftking acquisition note	(0.4)	million
QVM acquisition bank debt	(0.2)	million
Note payable – floor plan	0.1	million
Capital leases	(0.3)	million
Note payable – Terex	(0.3)	million (including $0.15 millions paid with Company Stock)
Manitex stock note	(0.2)	million paid in Company stock
Notes to Finance Insurance premium	0.2	million (significant portion of our insurance renews on December 30 each year)

	$1.5	million

Outstanding borrowings

The following is a summary of our outstanding borrowings at June 30, 2010

	Outstanding Balance	Interest Rate	Interest Paid	Principal Payment
Revolving credit facility	$14.8 million	4.75%	Monthly	n.a.
Revolving Canadian credit facility	4.3 million	4.50%	Monthly	n.a.
Revolving credit facility – Equipment Line	0.2 million	4.75%	Monthly	n.a.
Liftking acquisition note	0.6 million	3.50%	Quarterly	$0.2 million quarterly
Badger acquisition note	2.5 million	11. %	Quarterly	$0.6 million each July 10
Load King acquisition note	2.6 million	8%	Quarterly	$0.5 million annually beginning 12/31/11
QVM acquisition bank debt	0.9 million	5.75%	Monthly	$0.05 million monthly
Note payable – floor plan	1.7 million	6.0%	Monthly	Over 48 months beginning August and September 2010
Note payable – Terex	1.5 million	6.0%	Quarterly	$0.25 million March 1 ($0.15 million can be paid in stock)
Notes to Finance Insurance premium	0.3 million	4.12%	Monthly	Fixed payment including interest of approximately $0.1 million paid monthly
Capital lease – Georgetown facility	4.0 million	12%	Monthly	$0.07 million monthly payment includes interest
Capital leases – Winona facility	1.6 million	6.13%	Monthly	$0.025 million monthly payment includes interest

	$35.0 million

Future availability under credit facilities

As stated above, the Company had cash of $1.5 million and approximately $3.1 million available to borrow under its credit facilities at June 30, 2010.

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

2010

Operating activities consumed $0.4 million of cash for the six months ended June 30, 2010 comprised of net income of $0.5 million, non-cash items that totaled $1.6 million and changes in assets and liabilities, which consumed $2.6 million. The principal non-cash item is depreciation and amortization of $1.6 million.

A decrease in inventory of $0.6 million and increases in accounts payable of $0.2 million, accrued expenses of $0.7 million and other current liabilities of $0.2 million were more than offset by an increases in accounts receivable of $4.1 million and prepaid expenses of $0.1 million. The increase in accrued expenses is primarily related to increases in accrued commission (the result of increased revenues), an increase in an accrued liability on forward exchange contracts (due to the strengthening of the US$ compared to the Canadian $) and an increase in accrual for property tax (due timing of payments). The increase in other current liabilities is the result of an increase in customer deposits received. The increase in accounts receivable is principally due to an increase in revenues.

Cash flows related to investing activities generated $0.1 million of cash for the six months ended June 30, 2010, as the proceeds $0.22 million from the sale of equipment were slightly more that amount spent to purchase equipment.

Financing activities generated $1.9 million in cash for the six months ended June 30, 2010. The above table shows a net increase in outstanding debt of $1.5 million. Included in this net increase of $1.5 million are two non-cash debt reductions that total $0.4 million whose impact are excluded from the cash flow statement. See notes (1) and (2) on the face of the Consolidated Statement of Cash Flows for additional details regarding the two non-cash transactions.

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

In February 2010, the FASB issued Accounting Standards Update 2010-08, Technical Corrections to Various Topics , which provides certain clarifications made to the guidance on embedded derivatives and hedging. The Update was issued to provide special transition provisions upon application of the change in application of the topic. The Company does not believe that this update will have a material impact on its financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. In addition, the amendments in the ASU requires an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The guidance, except for that related to conduit debt obligations, has been adopted and did not have a material impact on our Consolidated Financial Statements.

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

Off-Balance Sheet Arrangements

None.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4T—Controls and Procedures

Disclosure Controls and Procedures

The Company under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2010.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2010 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A—Risk Factors

The Company’s risk factors can be found in the Company’s most recent Annual Report on Form 10-K filed with the SEC. No material changes in such risk factors have occurred, except as noted below:

A substantial portion of our revenues are attributed to a limited number of customers which may decrease or cease purchasing any time.

A substantial portion of our revenues historically have been attributed a limited number of customers. If sales to current key customers cease or are materially reduced we may not attain sufficient orders from other customers to offset any such losses or reductions.

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

Item 3—Defaults Upon Senior Securities

Not applicable.

Item 4—(Removed and Reserved)

Not applicable.

Item 5—Other Information

On June 8, 2010, the Company entered into a lease agreement with Aldrovandi Equipment Limited, a corporation incorporated under the laws of the Province of Ontario, for the Company’s 85,000 sq. ft. facility located in Woodbridge, Ontario. Pursuant to the terms of the lease, the Company makes monthly lease payments of $38,000. The Company is also responsible for all the associated operations expenses, including insurance, property taxes, and repairs. The initial term of the lease will expire on November 30, 2014, provided that the Company has a right to renew the lease for an additional five years upon the same terms and conditions except that the annual lease payments for the additional five year period shall be mutually agreed upon by the parties.

This Lease replaces a lease of the premises that expired on November 30, 2009. The prior lease was with the same lessor and was on substantially similar terms.

The description of the terms and conditions of the lease set forth herein does not purport to be complete and is qualified in its entirety by reference to the full text of the lease as attached as Exhibit 10.20 to this Quarterly Report on Form 10-Q and incorporated herein by this reference.

Item 6—Exhibits

See the Exhibit Index set forth below for a list of exhibits included with this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Exhibit No.

10.1	Employment Agreement, dated June 16, 2009, between Manitex International, Inc. and David J. Langevin. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 17, 2009)

10.2	Employment Agreement, dated June 16, 2009, between Manitex International, Inc. and Andrew M. Rooke. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 17, 2009)

10.3	Employment Agreement, dated June 16, 2009, between Manitex International, Inc. and David H. Gransee. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 17, 2009)

Exhibit Number	Exhibit Description	Exhibit No.

10.4	Amendment No. 4 to Second Amended and Restated Credit Agreement and Amendment to Revolving Credit Note, dated July 9, 2009, by and between Manitex International, Inc., Manitex, Inc., and Comerica Bank, as amended. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 10, 2009)

10.5	Master Revolving Note in the principal amount of $20.5 million, dated July 9, 2009, by and between Manitex, Inc. and Comerica Bank. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 10, 2009)

10.6	Amendment No. 4, effective as of July 9, 2009, to the Master Revolving Note dated December 29, 2006, as amended, between Manitex Liftking, ULC and Comerica Bank. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 10, 2009)

10.7	Master Revolving Note in principal amount of $4.5 million, dated July 9, 2009, by and between Manitex LiftKing, ULC and Comerica Bank. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 10, 2009)

10.8	Assignment and Assumption agreement between Comerica Bank, Quantum Value Management LLC, Manitex International, Inc. and Manitex, Inc. date July 9, 2009. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on July 10, 2009)

10.9	Installment Note in principal amount of $1,483,299, dated July 9, 2009, by and between Manitex International, Inc., Manitex, Inc. and Comerica Bank. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on July 10, 2009)

10.10	Stock Purchase Agreement, dated July 10, 2009, by Manitex International, Inc. and Avis Industrial Corporation. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 16, 2009)

10.11	Promissory Note in principal amount of $2,750,000, dated July 10, 2008, payable by Manitex International, Inc. to Avis Industrial Corporation. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 16, 2009)

10.12	Security Agreement dated July 10, 2009, between Manitex International, Inc. and Avis Industrial Corporation. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 16, 2009)

10.13	Lease Agreement, dated July 10, 2009, by and between Manitex International, Inc., Badger Equipment Company and Avis Industrial. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on July 16, 2009)

10.14	Amendment to Note (Master Revolving Note dated July 9, 2009) effective May 5, 2009. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 11, 2010)

10.15	Amendment No. 6 to Note (Master Revolving Note dated December 29, 2006, as amended or the “Canadian Note”) effective May 5, 2010. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 11, 2010)

10.16	Amendment No. 2 to Note (Master Revolving Note dated July 9, 2008 or the “American Note”) effective May 5, 2010. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 11, 2010)

10.17	Letter agreement dated May 5, 2010. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 11, 2010)

10.18	Master Revolving Note dated May 5, 2010. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on May 11, 2010)

10.19	Lease Agreement, dated May 26, 2010, between Manitex International, Inc., and KB Building, LLC. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed

10.20 (1)	Lease dated June 8, 2010 between Aldrovandi Equipment Limited and Manitex Liftking, ULC for facility located in Woodbridge, Ontario.

Exhibit Number	Exhibit Description	Exhibit No.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 13, 2010	By:	/S/ DAVID J. LANGEVIN
David J. Langevin
Chairman and Chief Executive Officer (Principal Executive Officer)

August 13, 2010	By:	/S/ DAVID H. GRANSEE
David H. Gransee
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)