Form 10-Q
period 2010-09-30
Manitex International, Inc.
filed 2010-11-12
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of the registrant’s common stock, no par value, outstanding as of November 12, 2010 was 11,372,467

MANITEX INTERNATIONAL, INC.

FORM 10-Q INDEX

PART 1 – FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except for per share amounts)

	September 30, 2010	December 31, 2009
	Unaudited
ASSETS
Current assets
Cash	$217	$287
Trade receivables (net of allowances of $132 and $76 at September 30, 2010 and December 31, 2009)	16,986	10,969
Other receivables	385	49
Inventory (net of allowances of $212 at September 30, 2010 and $195 December 31, 2009)	28,427	27,277
Deferred tax asset	680	673
Prepaid expense and other	801	892

Total current assets	47,496	40,147
Total fixed assets (net)	10,955	11,804
Intangible assets (net)	20,890	22,401
Deferred tax asset	5,796	5,796
Goodwill	14,452	14,452
Other long-term assets	60	85

Total assets	$99,649	$94,685

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable—short term	$2,472	$2,624
Current portion of capital lease obligations	560	520
Accounts payable	10,779	8,565
Accounts payable related parties	186	618
Accrued expenses	3,425	2,145
Other current liabilities	453	97

Total current liabilities	17,875	14,569
Long-term liabilities
Revolving term credit facilities	19,083	16,788
Deferred tax liability	5,952	5,952
Notes payable	6,806	8,323
Capital lease obligations	4,824	5,256
Deferred gain on sale of building	2,884	3,169
Other long-term liabilities	200	200

Total long-term liabilities	39,749	39,688

Total liabilities	57,624	54,257

Commitments and contingencies

Shareholders’ equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding September 30, 2010 and December 31, 2009	—	—
Common Stock—no par value, Authorized, 20,000,000 shares authorized Issued and outstanding, 11,372,467 and 11,160,455 at September 30, 2010 and December 31, 2009, respectively	46,814	46,375
Warrants	1,788	1,788
Paid in capital	114	93
Accumulated deficit	(7,080)	(8,257)
Accumulated other comprehensive income	389	429

Total shareholders’ equity	42,025	40,428

Total liabilities and shareholders’ equity	$99,649	$94,685

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	Unaudited	Unaudited	Unaudited	Unaudited
Net revenues	$24,859	$15,063	$66,331	$40,953
Cost of Sales	19,004	12,855	50,657	33,240

Gross profit	5,855	2,208	15,674	7,713
Operating expenses
Research and development costs	320	256	879	495
Selling, general and administrative expenses,	4,022	2,663	11,155	7,262
Restructuring expenses	23	27	158	180
Gain on bargain purchase	—	(900)	—	(900)

Total operating expenses	4,365	2,046	12,192	7,037

Operating income	1,490	162	3,482	676
Other income (expense)
Interest expense	(601)	(539)	(1,830)	(1,308)
Foreign currency transaction gains (losses)	68	16	(71)	72
Other income	23	2	177	4

Total other expense	(510)	(521)	(1,724)	(1,232)

Income (loss) before income taxes	980	(359)	1,758	(556)
Income tax (benefit)	323	(212)	581	(353)

Net income (loss)	$657	$(147)	$1,177	$(203)

Earnings (loss) Per Share
Basic	$0.06	$(0.01)	$0.10	$(0.02)
Diluted	$0.06	$(0.01)	$0.10	$(0.02)
Weighted average common share outstanding
Basic	11,372,467	11,106,784	11,353,849	10,893,396
Diluted	11,396,770	11,106,784	11,376,017	10,893,396

The accompanying notes are an integral part of these financial statements.

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2010	2009
	Unaudited	Unaudited
Cash flows from operating activities:
Net income (loss)	$1,177	$(203)
Adjustments to reconcile net income (loss) to cash (used) for provided by operating activities:
Depreciation and amortization	2,344	1,780
Gain on bargain purchase	—	(900)
Increase (decrease) in allowances for doubtful accounts	56	(33)
Gain on disposal of fixed assets	(39)	—
Deferred income taxes	(7)	(338)
Inventory reserves	17	54
Stock based deferred compensation	78	75
Reserve for uncertain tax positions	—	(27)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(6,209)	9,051
(Increase) decrease in inventory	(942)	(903)
(Increase) decrease in prepaid expenses	106	(230)
(Increase) decrease in other assets	25	(94)
Increase (decrease) in accounts payable	1,578	(4,615)
Increase (decrease) in accrued expense	1,262	(1,109)
Increase (decrease) in other current liabilities	354	(105)

Net cash (used) for provided by operating activities	(200)	2,403

Cash flows from investing activities:
Purchase of equipment	(428)	(123)
Acquisition of business	—	(39)
Proceeds from sale of equipment	216	10

Net cash used for investing activities	(212)	(152)

Cash flows from financing activities:
Borrowing on revolving credit facility	3,217	989
Payment on revolving credit facility	(1,023)	(2,440)
Shares repurchased for income tax withholdings on share-based compensation	(18)	—
Note payments (1)	(2,468)	(1,493)
New borrowing	1,175	915
New capital leases	—	51
Payment on capital lease obligations	(392)	(251)

Net cash provided by (used) for financing activities	491	(2,229)

Effect of exchange rate change on cash	(149)	(357)
Net increase in cash and cash equivalents	79	22
Cash and cash equivalents at the beginning of the year	287	425

Cash and cash equivalents at end of period	$217	$90

(1)	On March 1, 2010 and 2009, the Company issued 64,655 and 147,059 shares of its common stock to Terex Corporation, in lieu of $150 of the principal payment on the Term Note that was due on March 1, 2010 and 2009. These transactions are non-cash transactions. Accordingly, the cash flow statement excludes the impact of these transactions.
(2)	On January 6, 2010, the Company issued 130,890 shares of common stock to settle a promissory note issued on December 31, 2009 in connection with the Load King acquisition. The note was executed to ensure the delivery to the Seller of 130,890 shares of the Company’s Common Stock as provided for in the Purchase Agreement. This transaction is a non-cash transaction. Accordingly, the cash flow statement excludes the impact of this transaction.

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

Lifting Equipment Segment

The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries. Through its Manitex, Inc. subsidiary it markets a comprehensive line of boom trucks and sign cranes. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including, roads, bridges and commercial construction. Our subsidiary, Badger Equipment Company (“Badger”) acquired on July 10, 2009, is a manufacturer of specialized rough terrain cranes and material handling products, including a newly introduced 30-ton model, the first in a new line of specialized high quality rough terrain cranes. Badger primarily serves the needs of the construction, municipality, and railroad industries. The Company acquired Badger primarily to obtain the recently developed new 30 ton Rough Terrain crane together with Badger’s long standing crane legacy and niche customer relationships.

The Manitex Liftking subsidiary sells a complete line of rough terrain forklifts, including the Liftking and Noble product lines, as well as special mission oriented vehicles, and other specialized carriers, heavy material handling transporters and steel mill equipment. Manitex Liftking’s rough terrain forklifts are used in both commercial and military applications. Specialty mission oriented vehicles and specialized carriers are designed and built to meet the Company’s unique customer needs and requirements. The Company’s specialized lifting equipment has met the particular needs of customers in various industries that include utility, ship building and steel mill industries . Schaeff, which produces a line of electric forklifts, and further expands the Lifting Equipment segment.

On December 31, 2009, our subsidiary, Manitex Load King, Inc. (“Load King”) acquired the operating assets of Load King Trailers, an Elk Point, South Dakota-based manufacturer of specialized custom trailers and hauling systems, typically used for transporting heavy equipment. Load King trailers serves niche markets in the commercial construction, railroad, military, and equipment rental industries through a dealer network. Load King complements our existing material handling business.

July 1, 2010, the Company’s newly formed Italian subsidiary, CVS Ferrari, srl (“CVS) entered into an agreement to operate, on an exclusive rental basis, during the Italian bankruptcy process (concordato preventivo) the business of CVS SpA. CVS SpA is located near Milan, Italy and designs and manufactures a range of reach stackers and associated lifting equipment for the global container handling market, sold through a broad dealer network. During the third quarter 2010, CVS Ferrari, srl commenced operations.

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

The Company believes that in the current environment, an option to purchase previously-owned equipment is a cost effective alternative that could increase customers return on investment. In the second quarter of 2010, we created a new division, North American Equipment Exchange, (“NAEE” ) to market previously-owned construction and heavy equipment, domestically and internationally. The Division provides a wide range of used lifting and construction equipment of various ages and condition, and the Company has the capability to refurbish the equipment to the customers’ specification.

Our Crane & Machinery and NAEE divisions comprise the reporting segment entitled “Equipment Distribution.”

2. Basis of Presentation

The accompanying consolidated financial statements, included herein, have been prepared by the Company without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed) necessary for a fair presentation of the Company’s financial position as of September 30, 2010, and results of its operations and cash flows for the periods presented. The consolidated balances as of December 31, 2009 were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the year.

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

Comprehensive Income

“Reporting Comprehensive Income” requires reporting and displaying comprehensive income and its components. Comprehensive income includes, in addition to net earnings, other items that are reported as direct adjustments to stockholder’s equity. Currently, the comprehensive income adjustment required for the Company has two components. First is a foreign currency translation adjustment, the result of consolidating its foreign subsidiaries. The second component is a derivative instrument fair market value adjustment (net of income taxes) related to forward currency contracts designated as a cash flow hedge. See Note 4 for additional details. Comprehensive income is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income (loss)	$657	$(147)	$1,177	$(203)

Other comprehensive (loss) income
Foreign currency translation adjustments	128	276	(79)	411
Derivative instrument fair market value adjustment—net of income taxes	181	172	39	39

Total other comprehensive income (loss)	309	448	(40)	450

Comprehensive income	$966	$301	$1,137	$247

Subsequent Events

The Company has performed a review of events subsequent to the balance sheet through November 12, 2010, the date the financial statements were issued.

3. Financial Instruments—Forward Currency Exchange Contracts

The following tables set forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 by level within the fair value hierarchy. As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is summary of items that the Company measures at fair value:

	Fair Value at September 30, 2010
	Level 1	Level 2	Level 3	Total
Asset
Forward currency exchange contracts	$56	$—	$—	$56

Total current assets at fair value	$56	$—	$—	$56

Liabilities:
Forward currency exchange contracts	$63	$—	$—	$63
Load King contingent consideration	—	—	30	30

Total long-term liabilities at fair value	$63	$—	$30	$93

	Fair Value at December 31, 2009
	Level 1	Level 2	Level 3	Total
Asset
Forward currency exchange contracts	$151	$—	$—	$151

Total current assets at fair value	$151	$—	$—	$151

Liabilities:
Forward currency exchange contracts	$31	$—	$—	$31
Badger acquisition note (1)	—	—	550	550

Total current liabilities at fair value	$31	$—	$550	$581

Badger acquisition note (1)	$—	$—	$1,931	$1,931
Load King acquisition note (1)	—	—	2,580	2,580
Load King contingent consideration	—	—	30	30

Total long-term liabilities at fair value	$—	$—	$4,541	$4,541

(1)	The fair values of these items were determined as of the dates of acquisition: July 10, 2009 and December 31, 2009 respectively. The items are not subject to recurring fair value measurement.

Fair Value Measurements

ASC 820-10 classifies the inputs used to measure fair value into the following hierarchy:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 -	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3 -	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

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

The Company enters into forward currency exchange contracts in order to attempt to create a relationship such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. The forward currency exchange contracts that the Company has to offset existing assets and liabilities denominated in other than the reporting units’ functional currency have been determined not to be considered a hedge under ASC 815-10. The Company records at the balance sheet date the forward currency exchange contracts at its market value with any associated gain or loss being recorded in current earnings. Both realized and unrealized gains and losses related to forward currency contracts are included in current earnings and are reflected in the Statement of Operations in the other income expense section on the line titled foreign currency transaction gains /(losses). Items denominated in other than a reporting unit’s functional currency includes U.S. denominated accounts receivable and accounts payable held by our Canadian subsidiary. Additionally, there is a note payable for CDN $400 issued in connection with the Liftking acquisition. The U.S. dollar liability for this note is adjusted each month based on the month end exchange rate, currency gains and losses are included in income each month.

The Company entered into forward currency contracts to hedge certain future U.S. dollar sales of its Canadian Subsidiary. The decision, to hedge future sales is not automatic and is decided on a case by case basis. The forward currency contracts to hedge future sales are designated as cash flow hedges under ASC 815-10.

As required, forward currency contracts are recognized as an asset or liability at fair value on the Company’s Consolidated Balance Sheet. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (date of sale). Gains or losses on cash flow hedges when recognized into income are included in net revenues. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The Company expects minimal ineffectiveness as the Company has hedged only firm sales orders and has not hedged estimated exposures. In the next twelve months, the company estimates $34 of pre-tax unrealized losses related to forward currency contract hedges to be reclassified from other comprehensive income into earnings.

At September 30, 2010, the Company had entered into a series of forward currency exchange contracts. The contracts obligate the Company to purchase approximately CDN $6,120 in total. The contracts which are in various amounts mature between October 1, 2010 and January 14, 2011. Under the contracts, the Company will purchase Canadian dollars at exchange rates between .9245 and .9965. The Canadian to U.S. dollar exchange rates was .9728 at September 30, 2010. The unrealized currency exchange asset is reported under prepaid expense and other if it is an asset or under accrued expenses if it is a liability on the balance sheet at September 30, 2010. As of September 30, 2010, the Company had the following forward currency contracts:

Nature of Derivative	Amount		Type
Forward currency contract	CDN$	3,508	Not designated as hedge instrument
Forward currency contract	CDN$	2,612	Cash flow hedge

The following table provides the location and fair value amounts of derivative instruments that are reported in the Consolidated Balance Sheet as of September 30, 2010 and December 31, 2009:

Total derivatives NOT designated as a hedge instrument

Asset Derivatives	Balance Sheet Location	Fair Value
		September 30, 2010	December 31, 2009
Foreign currency Exchange Contract	Prepaid expense and other	$47	$151

Liabilities Derivatives
Foreign currency Exchange Contract	Accrued expense	$(20)	$(31)

Total derivatives designated as a hedge instrument

Asset Derivatives	Balance Sheet Location	Fair Value
		September 30, 2010	December 31, 2009
Foreign currency Exchange Contract	Prepaid expense and other	$9	$—

Liabilities Derivatives
Foreign currency Exchange Contract	Accrued expense	$(43)	$—

The following tables provide the effect of derivative instruments on the Consolidated Statement of Operations for the three and nine months ended September 30, 2010 and 2009:

Derivatives Not designated as Hedge Instrument	Location of gain or (loss) recognized in Income Statement	Gain or (loss)
		Three months ended September 30,		Nine-months ended September 30,
		2010	2009	2010	2009
Forward currency contracts	Foreign currency transaction gains (losses)	$102	$155	$(202)	$210

		Gain or (loss)
Derivatives designated as Hedge Instrument	Location of gain or (loss) recognized in Income Statement	Three months ended September 30,		Nine months ended September 30,
		2010	2009	2010	2009
Forward currency contracts	Net revenue	$(44)	$10	$(61)	$(66)

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

Interest-bearing Promissory Note - Under the terms of the Purchase Agreement, the Company promises to pay Avis the principal sum of $2,750 at an interest rate of 6.0% per annum from the date of the transaction through July 10, 2014. The promissory note requires the Company to make interest only payments commencing on October 1, 2009 and continuing on the first day of each subsequent quarter thereafter. Furthermore principal payments will be paid annually, in the amount of $550 commencing on July 10, 2010 and continuing on each subsequent July 10th for the following four years. The Purchase Agreement also states that the Promissory Note is secured by all of the outstanding shares of capital stock of Badger. The fair value of the promissory note was calculated to be equal to the present value of the future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of interest of 11% was determined to be the appropriate rate following an assessment of the risk inherent in the debt issue and the market rate for debt of this nature using corporate credit ratings criteria adjusted for the lack of public markets for this note. The calculated fair value was $2,440.

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

Gain on bargain purchase: In accordance with ASC 805, any excess of fair value of acquired net assets over the acquisition consideration results in a bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired and liabilities assumed have been properly valued. The Company, together with its advisors, underwent such a reassessment, and as a result, has recorded a gain on bargain purchase of $900. In accordance with acquisition method of accounting, any resulting gain on bargain purchase was recognized in earnings on the acquisition date. The Company believes that the gain on bargain purchase resulted from the negotiation of a favorable price for Badger due to there being no open market sale process due to the long standing relationship with Avis since 2000 and the fact that Avis needed to focus on its core (mainly automotive) businesses that were under significant pressure in the current economy.

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

Terex Load King Acquisition

On December 31, 2009, the Company’s Load King subsidiary completed the purchase of the assets and certain liabilities of Terex Load King Trailers, (“Load King”) an Elk Point, South Dakota-based manufacturer of specialized custom trailers and hauling systems typically used for transporting heavy equipment, pursuant to an Asset Purchase Agreement with Genie Industries, Inc. (“Genie”), a subsidiary of Terex Corporation (“Terex”). Load King primarily serves the commercial construction, railroad, oilfield service, military and equipment rental industries. The Company acquired Load King primarily because of its long standing legacy niche products and customer relationships. These attributes provide significant additional markets for the Company combined with its synergy with existing material handling products within the Company’s lifting equipment segment.

During the assessment of the processing of the Load King acquisition, it became apparent that the transaction may result in a bargain purchase. This supported an initial view that a favorable price had been negotiated due to the transaction being completed with a motivated seller as Terex desired to restructure its operations and focus on core competencies. Additionally, although Terex employed an investment banker to solicit potential buyers, Manitex was the only bidder identified willing to consummate a transaction with terms attractive to Terex (i.e. the only bidder who was willing to purchase substantially all the assets of Load King).

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
Less: non-cash items and cash received;
Manitex International, Inc. common stock	(250)
Promissory note	(2,580)
Contingent consideration	(30)

Net cash consideration paid	$100

Manitex International Inc. stock. The fair value of the stock consideration was determined to be $250, as the Asset Purchase Agreement contained a methodology to determine the number of shares equal to $250.

Interest-bearing Promissory Note. Per the terms of the Asset Purchase Agreement, Manitex promised to pay Genie Industries, Inc. the principal sum of $2,750 at an interest rate of 6.0% per annum from the date of the transaction through December 31, 2016. The promissory note requires Manitex to make interest payments commencing on December 31, 2009 and continuing on the last day of each subsequent quarter through and including December 31, 2016. Furthermore, principal payments equal to one-sixth of the principal sum (i.e., approximately $458) will be paid annually, commencing on December 31, 2011 and continuing on each subsequent December 31 for the following five years. The promissory note is secured by certain real property and machinery and equipment of Load King, located in South Dakota.

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

Gain on bargain purchase: In accordance with ASC 805, any excess of fair value of acquired net assets over the acquisition consideration results in a bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired and liabilities assumed have been properly valued. The Company, together with its advisors, underwent such a reassessment, and as a result, has recorded a gain on bargain purchase of $2,915. In accordance with acquisition method of accounting, any resulting gain on bargain purchase must be recognized in earnings on the acquisition date. The gain on bargain purchase is disclosed on a separate line in the Company’s consolidated statement of operations. The Company believes that the gain on bargain purchase resulted from the negotiation of a favorable price for Load King due to the transaction being completed with a motivated seller who desired to restructure its operations and focus on core competencies. Additionally, although the Seller employed an investment banker to solicit potential buyers, Manitex was the only bidder identified willing to consummate a transaction with terms attractive to Terex (i.e. the only bidder who was willing to purchase substantially all the assets of Load King).

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

Pro Forma Results

The following unaudited pro forma information assumes the acquisition of Badger Equipment Company and Terex Load King occurred on January 1, 2009. The unaudited pro forma results have been prepared for informational purposes only and do not purport to represent the results of operations that would have been had the acquisition occurred as of the date indicated, nor of future results of operations. The unaudited pro forma results for the three and nine months ended September 30, 2009 are as follows (in thousands, except per share data)

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Net revenues	$16,659	$48,806
Net loss	$(907)	$(3,197)
Loss per share
Basic	$(0.08)	$(0.29)
Diluted	$(0.08)	$(0.29)

Pro Forma Adjustment Note

A Pro Forma adjustment was made to give effect to the amortization of the intangibles recorded as a result of the acquisitions, which would have resulted in $21 and $129 of additional amortization expense for the three and nine months ended September 30, 2009. Pro Forma adjustments to interest expense was made to reflect interest on the promissory notes issued in connection with the acquisitions, the capital lease executed in the Badger acquisition and to eliminate interest expense for Badger debt not assumed in the transaction. The net effect was to increase interest expense by $53 and $331 for the three and nine month periods ended September 30, 2009. Pro Forma adjustments were made to account for the changes in depreciation expense based on the value of fixed as determined in the purchase price allocation. The effect was to decrease depreciation expense by $25 for the three months ended September 30, 2009 and to decrease depreciation expense by $31 for the nine months ended September 30, 2009.

Basic and diluted shares outstanding were increased by 160,238 and 324,197 shares for the three and nine months ended September 30, 2009.

In connection with the acquisitions of Badger and Load King, the Company recognized gains on bargain purchases of $3,715 and a tax benefit of $1,893. In previous filings, pro forma adjustments were made to move the gains on bargain purchases and the tax benefit to the assumed acquisition date (January 1, 2009 or January 1, 2008). Subsequently, we determined that these pro forma adjusts were not required. As such, the above pro forma disclosure and the pro forma disclosure in 10-Q for the quarter ended June 30, 2010 and after do not included pro forma adjustments to move the gains on bargain purchases and the tax benefit from the historic periods.

6. Net Earnings per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of warrants, and restricted stock units. Details of the calculations are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net Income (loss) per common share
Basic	$657	$(147)	$1,177	$(203)
Diluted	$657	$(147)	$1,177	$(203)

Earnings (loss) per share
Basic	$0.06	$(0.01)	$0.10	$(0.02)
Diluted	$0.06	$(0.01)	$0.10	$(0.02)

Weighted average common share outstanding
Basic	11,372,467	11,106,784	11,353,849	10,893,396

Diluted
Basic	11,372,467	11,106,784	11,353,849	10,893,396
Dilutive effect of restricted stock units	24,303	—	22,168	—

	11,396,770	11,106,784	11,376,017	10,893,396

Weighted average of diluted shares related to restricted stock of 24,473 and 13,564 for the three and nine months ended September 30, 2009 were excluded from diluted shares as additional shares are anti-dilutive when the Company has a loss.

7. Equity

Stock Warrants

The Company accounts for warrants issued to non-employees based on the fair value on date of issuance. Certain warrants will be exercisable on a cashless basis under certain circumstances, and are callable by the Company on a cashless basis under certain circumstances. At September 30, 2010 and December 31, 2009, the Company had issued and outstanding warrants as follows:

Number of Warrants	Exercise Price	Expiration Date
450,000	$4.05	November 15, 2011	Private placement
204,000	$4.25	November 15, 2011	Private placement
192,500	$4.62	November 15, 2011	Placement Agent Fee
15,000	$7.08	June 15, 2011	Investor Relation Service
105,000	$7.18	September 11, 2012	Placement Agent Fee

During the three and nine months ended September 30, 2010 no warrants were exercised.

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

2004 Equity Incentive Plan

In 2004, the Company adopted the 2004 Equity Incentive Plan and subsequently amended and restated the plan on September 13, 2007 and May 28, 2009. The maximum number of shares of common stock reserved for issuance under the plan is 500,000 shares. The total number of shares reserved for issuance may, however, be adjusted to reflect certain corporate transactions or changes in the Company’s capital structure. The Company’s employees and members of the board of directors who are not our employees or employees of our affiliates are eligible to participate in the plan. The plan is administered by a committee of the board comprised of members who are outside directors. The plan provides that the committee has the authority to, among other things, select plan participants, determine the type and amount of awards, determine award terms, fix all other conditions of any awards, interpret the plan and any plan awards. Under the plan, the committee can grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units, except Directors may not be granted stock appreciation rights, performance shares and performance units. During any calendar year, participants are limited in the number of grants they may receive under the plan. In any year, an individual may not receive options for more than 15,000 shares, stock appreciation rights with respect to more than 20,000 shares, more than 20,000 shares of restricted stock and/or an award for more than 10,000 performance shares or restricted stock units or performance units. The plan requires that the exercise price for stock options and stock appreciation rights be not less than fair market value of the Company’s common stock on date of grant.

The following table contains information regarding restricted stock units as of September 30, 2010:

2010
Outstanding on January 1,	26,559
Options granted in 2010	22,320
Vested and issued	(16,467)
Vested – repurchased for income tax withholding	(7,353)
Forfeited	(68)

Outstanding on September 30,	24,991

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $10 and $23 for the three months and $77 and $74 for the nine months ended September 30, 2010 and 2009, respectively. Additional compensation expense related to restricted stock units will be $1, and $1 for the remainder of 2010, and 2011, respectively.

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

In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires additional disclosures about the credit quality of financing receivables and the allowance for credit losses. The purpose of the additional disclosures is to enable users of financial statements to better understand the nature of credit risk inherent in an entity’s portfolio of financing receivables and how that risk is analyzed. The new disclosures are required to be made in interim and annual periods ending on or after December 15, 2010. We are currently evaluating the impact of this rule but do not believe it will have an impact on our consolidated financial results since the rule requires additional disclosure only.

9. Inventory

The components of inventory are as follows:

	September 30, 2010	December 31, 2009
Raw Materials and Purchased Parts,	$22,015	$18,676
Work in Process	2,612	2,267
Finished Goods	3,800	6,334

Inventories, net	$28,427	$27,277

10. Goodwill and Intangible Assets

	September 30, 2010	December 31, 2009	Useful lives
Patented and unpatented technology	$12,149	$12,141	10 -17 years
Amortization	(4,585)	(3,672)
Customer relationships	10,076	10,069	10-20 years
Amortization	(1,999)	(1,564)
Trade names and trademarks	5,992	5,990	25 years-indefinite
Amortization	(843)	(663)
In process research and development	100	100	Indefinite
Customer Backlog	471	470	< 1 year
Amortization	(471)	(470)

Intangible assets	20,890	22,401
Goodwill	14,452	14,452

Goodwill and other intangibles	$35,342	$36,853

Amortization expense for intangible assets was $509 and $483 for the three months and $1,524 and $1,380 for the nine months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010 and December 31, 2010, Goodwill for Lifting Equipment segment and the Equipment Distribution segment was $14,177 and $275, respectively.

13. Accounts Payable and Accrued Expenses

	September 30, 2010	December 31, 2009
Accrued expenses:
Accrued payroll	$468	$199
Accrued employee health	161	247
Accrued audit and legal	279	111
Accrued bonuses	—	160
Accrued vacation expense	262	341
Accrued interest	152	146
Accrued commissions	465	81
Accrued Property taxes	341	59
Accrued expenses—other	368	77
Accrued warranty	551	550
Accrued income taxes	315	33
Accrued product liability	—	110
Accrued liability on forward currency exchange contracts	63	31

Total accrued expenses	$3,425	$2,145

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

	Nine Months Ended
	September 30, 2010	September 30, 2009
Balance January 1,	$550	$668
Acquisition of a business		145
Accrual for warranties issued during the period	1,350	504
Warranty Services provided	(1,200)	(1,086)
Changes in estimate	(154)	193
Foreign currency translation	5	14

Balance September 30,	$551	$438

15. Revolving Term Credit Facilities and Debt

Revolving Credit Facility

At September 30, 2010, the Company had drawn $14,516 under a revolving credit facility. The Company is eligible to borrow up to $20,500, with interest at prime rate (prime was 3.25% at September 30, 2010) plus 1.5%. The maximum amount outstanding is limited to the sum of 85% of eligible receivables, the lesser of 55% of eligible inventory or $9,500. At September 30, 2010, the maximum the Company could borrow based on available collateral was capped at $16,579. The credit facility’s original maturity date was January 2, 2005. The maturity date was subsequently extended and the note is now due on April 1, 2012. The indebtedness is collateralized by substantially all of the Company’s assets. The facility contains customary limitations including, but not limited to, limitations on acquisitions, dividends, repurchase of the Company’s stock and capital expenditures. The agreement also requires the Company to have a minimum Tangible Effective Net Worth, as defined in the agreement, and 1.25 to 1 Debt Service Ratio, as defined in the agreement. Under the agreement, the inventory eligibility percent further decreases to 53% and 50% on December 31, 2010 and June 30, 2011.

On November 9, 2010, the Company executed Amendments No. 6 and No. 7 to the Second Amended and restated Credit Agreement. The amendments permits the Company to issue unsecured guarantees of indebtedness owed by CVS Ferrari srl to foreign banks in respect to working capital financing , not to exceed the lesser of $5,000,000 or the amount of such financing. Additionally the amendments allow the Company to make or allow to remain outstanding any investment (whether such investment shall be of the character of investment of shares of stock, evidence of indebtedness or other securities or otherwise) in, or any loans or advances to CVS or to any other wholly-owned foreign subsidiary. The amount of investments, loans or advances to foreign subsidiaries is limited to $825 through December 30, 2010, $675 from December 31, 2010 and March 30, 2011, and $300 on or after March 31, 2011.

Revolving Canadian Credit Facility

At September 30, 2010, the Company had drawn $4,167 (US) under a revolving credit agreement with a bank. The Company is eligible to borrow up to $5,500 (CDN) or US$5,345. The maximum amount outstanding is limited to the sum of (1) 80% of eligible receivables plus (2) the lesser of 35% of eligible work-in-process inventory or CDN $500 plus (3) the lesser of 30% of eligible inventory less work-in-process inventory or CDN $3,500. At September 30, 2010, the maximum the Company could borrow based on available collateral was CDN $5,500 or US $5,345. The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets. The Company can borrow in either U.S. or Canadian dollars. For the purposes of determining availability under the credit line, borrowings in U.S. dollars are converted to Canadian dollars based on the most favorable spot exchange rate determined by the bank to be available to it at the relevant time. Any borrowings under the facility in Canadian dollars bear interest at the Canadian prime rate (the Canadian prime was 3.0% at September 30, 2010) plus 2.0%. Any borrowings under the facility in U.S. dollars bear interest at the U.S. prime rate (prime was 3.25% at September 30, 2010) plus 1.5%. The credit facility has a maturity date of April 1, 2012.

Revolving Credit Facility—Equipment Line

At September 30, 2010, the Company had drawn $400 under a revolving credit facility with a bank. The Company is eligible to borrow up to $500, with interest at prime rate (prime was 3.25% at September 30, 2010) plus 1.5%. The maximum amount outstanding is limited to of 80% of eligible equipment. The maximum the Company could borrow on September 30, 2010 was $400. The unused portion of the line is available to finance 80% of future purchase of new and used equipment. The credit facility has a maturity date of April 1, 2012

Note Payable Issued to Acquire Liftking Industries

In connection with the Liftking Industries’ acquisition, the Company has a note payable to the seller for $400 (CDN) or $389 (US). The note provides for interest at 1% over the prime rate of interest charged by Comerica Bank for Canadian dollar loans, calculated from the closing date and payable quarterly in arrears commencing April 1, 2007, and for principal payments of two hundred thousand dollars (CDN) quarterly commencing April 1, 2007, with the final installment of principal and interest thereon due January 1, 2011. The note payable is subject to a general security agreement which subordinates the seller’s security interest to the interest of the buyer’s senior secured credit facility, but shall otherwise rank ahead of the seller’s other secured creditors.

Note Payable—Bank

At September 30, 2010, the Company has a $783 note payable to a bank. The note was due on September 10, 2006. The maturity date was subsequently extended and the note is now due on April 1, 2012. The note has an interest rate of prime plus 2.5% until maturity, whether by acceleration or otherwise, or until default, as defined in the agreement, and after that at a default rate of prime plus 5.5%. Commencing on July 1, 2008, the Company is also required to make monthly principal payments of $50 on the first day of each month. The bank has been granted security interest in substantially all the assets of the Company’s Manitex subsidiary.

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

The note was recorded at its fair value on date of issuance at $2,440. The fair value of the promissory note was calculated to be equal to the present value of the future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of interest of 11% was determined to be the appropriate rate following an assessment of the risk inherent in the debt issue and the market rate for debt of this nature using corporate credit ratings criteria adjusted for the lack of public markets for this Note. The calculated fair value was $2,440. The difference between face amount of the note and its fair value is being amortized over the life of the note ($114 through September 30, 2010), and is being charged to interest expense. As of September 30, 2010, the note has a balance of $2,004.

Note Payable—Bank

At September 30, 2010, the Company has a $111 note payable to a bank. The note, dated January 7, 2010, had an original principal amount of $551 and has an annual interest rate of 4.12%. Under the terms of the note the company is required to make ten monthly payments of $56 commencing January 30, 2010. The proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums.

Note Payable—Terex

At September 30, 2010, the Company has a note payable to Terex Corporation for $1,500. The note which had an original principal amount of $2,000 was issued in connection with the purchase of substantially all of the domestic assets of Crane & Machinery, Inc. (“Crane”) and Schaeff Lift Truck, Inc., (“Schaeff”). During the purchase negotiations, the Company agreed to assist the sellers and GT Distribution LLC in restructuring certain debt owed to Terex Corporation (“Terex”). Accordingly, on October 6, 2008, the Company entered into a Restructuring Agreement with Terex and Crane pursuant to which the Company executed and delivered to Terex a promissory note in the amount of $2,000 that has an annual interest rate of 6%. Terex has been granted a lien on and security interest in all of the assets of the Company’s Crane & Machinery Division.

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

Note payable floorplan

At September 30, 2010, the Company has a $1,676 note payable to a finance company. Under the floorplan agreement the Company may borrow up to $2,000 for equipment financing which is secured by all inventory financed by or leased from the lender and the proceeds there from. The terms and conditions of any loans, including interest rate, commencement date, and maturity date shall be determined by the lender upon its receipt of the Company’s request for an extension of credit. The rate, however, may be increased upon the lender giving five days written notice to the Company.

The current balance $1,676 is comprised of borrowing of $955, $392 and $329 borrowed on December 30, 2008, January 12, 2009 and June 3, 2010. The terms of under which funds were borrowed is discussed in the following paragraphs.

On December 30, 2008, the company borrowed $1,252 under the floorplan agreement with the loan bearing interest at a rate per annum equal to the prime rate of interest, as published in the Wall Street Journal, plus 6%. The Company repaid $297 of amount borrowed. On January 12, 2009 the Company borrowed $400 at a rate per annum equal to the prime rate of interest, as published in the Wall Street Journal, plus 5% and has repaid $8. Since the initial borrowing, the lender has agreed to several interest rate reductions.

At September 30, 2010, the interest rate on both borrowings was reduced to 6%. For twelve months from the date of borrowing, the Company is only required to make interest payments, followed by 48 equal monthly payments of principal and interest. The loan may be repaid at anytime and is not subject any prepayment penalty. On November 5, 2009, the lender agreed verbally to extend the interest only payments periods from twelve months to nineteen months for the two above loans. The Company started making principal payment in connection with $955 ($1,252 less $297 repayment) and $392 ($400 less $8 repayment) in August 2010 and September 2010, respectively.

On June 3, 2010, the Company borrowed $329 under the floorplan agreement with the loan bearing interest of 6%. For twelve months from the date of borrowing, the Company is only required to make interest payments, followed by 48 equal monthly payments of principal and interest.

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

Note Payable Issued to Acquire Load King

In connection with the Load King acquisition, the Company has a note payable to Terex for $2,750. Under the Promissory Note, dated December 31, 2009, the Company is obligated to make equal annual principal payments of $458 on the last day of each year commencing on December 31, 2011 and ending on December 31, 2016 (the “Maturity Date”). Accrued interest under the Promissory Note will be payable quarterly in arrears on the last day of each calendar quarter, commencing on March 31, 2010, through and including the Maturity Date. The unpaid principal balance of the Promissory Note will bear interest at 6% per annum. Terex has a security interest in the machinery and equipment located in South Dakota and a mortgage on certain real property in South Dakota. The Note is subject to acceleration upon the occurrence of customary events of default, including the Company’s failure to pay when due any principal or interest, and such principal or interest remains unpaid for more than 30 days from its due date.

The note was recorded at its fair value on date of issuance at $2,580. The fair value of the promissory note was calculated to be equal to the present value of the future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of interest of 8% was determined to be the appropriate rate following an assessment of the risk inherent in the debt issued and the market rate for debt of this nature using corporate credit ratings criteria adjusted for the lack of public markets for this Note. The difference between face amount of the note and its fair value is being amortized over the life of the note ($26 through September 30, 2010), and is being charged to interest expense. As of September 30, 2010, the note has a balance of $2,606.

Capital leases

The Company has a twelve year lease which expires in April 2018 that provides for monthly lease payments of $70 for its Georgetown, Texas facility. The lease has been classified as a capital lease. At September 30, 2010, the outstanding capital lease obligation is $3,931.

The Company has a five year lease which expires in July 10, 2014 that provides for monthly lease payments of $25 for its Winona, Minnesota facility. The Company has an option to purchase the facility for $500 by giving notice to the landlord of its intent to purchase the Facility. The Landlord must receive such notice at least three months prior to end of the Lease term. At September 30, 2010, the Company has outstanding capital lease obligation of $1,404.

The Company has two additional capital leases. As of September 30, 2010, the capitalized lease obligation related to these two additional leases was $49.

CVS Credit facilities

At September 30, 2010, the Company had borrowed $209 under an agreement under which the bank will advance funds against letters of credit. CVS is allowed to borrow 90% against letters of credit up to 247 Euros, at an interest rate equal to the 3 month Euribor rateplus 0.90% (the 3 month Euribor was 0.892 at September 30, 2010). This arrangement is temporary, while CVS is negotiating with the bank to put in place a credit facility. This credit facility has been guaranteed by Manitex International, Inc.

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

During the third quarter 2010, CVS Ferrari, srl, our recently formed Italian subsidiary located near Milan, commenced operations. CVS Ferrari, srl operates CVS SpA during the Italian bankruptcy process (concordato preventivo) under an exclusive rental agreement., under which it designs and manufactures a range of reach stackers and associated lifting equipment for the global container handling market, sold through a broad dealer network. CVS Ferrari, srl further extends the products offered by our Lifting Equipment segment.

The Equipment Distribution segment located in Bridgeview, Illinois is a distributor of Terex rough terrain and truck cranes, Fuchs material handlers and Manitex boom trucks and sky cranes. The Equipment Distribution segment predominately sells its products to end users, including the rental market. Its products are used primarily for infrastructure development and commercial constructions, applications include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance. The Equipment Distribution segment supplies repair parts for a wide variety of medium to heavy duty construction equipment and sells both domestically and internationally. The segment also provides repair services in the Chicago area. In the second quarter of 2010, we expanded our Equipment Distribution segment by creating new division, North American Equipment Exchange, (“NAEE” ) to market previously-owned construction and heavy equipment, domestic and internationally. This Division provides a wide range of used lifting and construction equipment of various ages and condition, and the Company has the capability to refurbish the equipment to the customers’ specification.

Acquisitions have been included in the Company’s results from their respective dates of acquisition: July 10, 2009 for Badger Equipment Company; and December 31, 2009 for the assets of Manitex Load King, Inc.

The following is financial information for our two operating segments, i.e., Lifting Equipment and Equipment Distribution

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues
Lifting Equipment	$22,210	$13,986	$61,784	$38,124
Equipment Distribution	2,649	1,077	4,547	2,829

Total	$24,859	$15,063	$66,331	$40,953
Operating income from continuing operations
Lifting Equipment	$1,976	$565	$5,553	$2,164
Equipment Distribution	157	59	(112)	(37)
Corporate expenses	(643)	(462)	(1,959)	(1,451)

Total operating income from continuing operations	$1,490	$162	$3,482	$676

The Lifting Equipment segment operating earnings includes amortization of $472 and $448 for the three months and $1,415 and $1,278 for the nine months ended September 30, 2010 and 2009, respectively. The Equipment Distribution segment operating earnings includes amortization of $36 and $34 for the three months and $109 and $101 the nine months ended September 30, 2010 and 2009, respectively.

	September 30, 2010	December 31, 2009
Total Assets
Lifting Equipment	$93,121	$89,384
Equipment Distribution	6,451	5,154
Corporate	77	147

Total	$99,649	$94,685

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

GT was owned in part (38.8%) by the Company’s Chairman and Chief Executive Officer until January 2009. In January 2009, Mr. Langevin assigned his minority ownership interest in GT to Bob Litchev, a Senior Vice President of Manitex International, Inc. Mr. Langevin’s assignment of his minority ownership interest was made in conjunction with the assignment of the other remaining prior owners’ interest in GT to Mr. Litchev. At the date of assignment, the other prior owners had no ownership interest, or an insignificant ownership interest, in Manitiex International, Inc. The assignments to Mr. Litchev, who served as President of GT from April 2002 through the date of assignment, were made for reasons unrelated to the Manitex International, Inc. and in no way were related to Mr. Litchev’s employment by the Manitex International, Inc. As a result of the transfer of Mr. Langevin’s minority interest to Mr. Litchev in January 2009, Mr. Langevin no longer has an ownership interest in GT.

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

As of September 30, 2010 the Company had an accounts receivable of $45 from LiftMaster and accounts payable of $32 and $199 to LiftMaster and GT, respectively. The Company had accounts payable of $596 and $22 to GT and LiftMaster, respectively at December 31, 2009.

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

		Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Rent paid -	Bridgeview Facility 1	$60	$—	$80	$—
Sales to:
	BGI USA, Inc.	—	—	—	7
	LiftMaster.	2	3	45	26

Total Sales		$2	$3	$45	$33

Purchases from:
	BGI USA, Inc	$57	$47	$127	$613
	SL Industries, Ltd.	645	519	1,559	1,162
	LiftMaster.	—	5	22	12

Total Purchases		$702	$571	$1,708	$1,787

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

19. Income Taxes

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. The 2010 annual effective tax rate is estimated to be approximately 33.0% (excluding the impact of the discrete items) based upon the Company’s anticipated earnings both in the U.S. and in foreign jurisdictions.

For the three months ended September 30, 2010, the Company recorded an income tax expense of $323 which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes. For the three months ended September 30, 2009, the Company recorded an income tax benefit of $212 which consisted of current year state and local tax and foreign taxes offset by discrete items primarily related a partial reversal of the valuation allowance as a result of the Badger acquisition.

For the nine months ended September 30, 2010, the Company recorded an income tax expense of $581 which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes. For the nine months ended September 30, 2009, the Company recorded an income tax benefit of $353 which consisted primarily of current year state and local tax and foreign taxes offset by discrete items primarily related to the partial reversal of a valuation allowance related to the Badger acquisition and the Texas Temporary Margin Tax Credit which became realizable as a result of the resolution of an income tax examination.

The Company’s total unrecognized benefits as of September 30, 2010 were approximately $170, which if recognized would affect the Company’s effective tax rate. As of September 30, 2010, the Company accrued immaterial amounts for the potential payment of interest and penalties.

20. Restructuring

For the three and nine months ended September 30, 2010, the Company had restructuring expenses of $23 and $158, respectively. For the three and nine months ended September 30, 2009, the Company had restructuring expenses of $27 and $180, respectively. During the second and third quarters of 2010, the Company incurred costs of $51 and $2 to relocate its Bridgeview, Illinois facility to a smaller more economical facility. Except for the aforementioned relocation all other restructuring expenses are for severance payments made in connection with staff reductions.

21. CVS Operating Agreement

Manitex International, Inc. announced on June 30, 2010, that its newly formed Italian subsidiary, CVS Ferrari, srl, had entered into an agreement to operate, on an exclusive rental basis, during the Italian bankruptcy process (concordato preventivo) the business of CVS SpA. CVS SpA is located near Milan, Italy and designs and manufactures a range of reach stackers and associated lifting equipment for the global container handling market, sold through a broad dealer network.

During July 2010 the Italian court administrator of CVS SpA approved the Company’s agreement to operate the business of CVS SpA. Under the operating agreement, the Company’s Italian subsidiary, CVS Ferrari srl. has an agreement for the right to operate the business and use the assets of CVS SpA. This agreement is on a monthly rental fee basis and is for a duration of up to two years as the Italian insolvency process, “concordato preventivo” proceeds. Under this process, the creditors of CVS SpA and the court administrator will determine the resolution of the insolvency of CVS SpA. This determination includes several options in order to repay debts of CVS SpA, including the dissolution of CVS SpA and sale of its assets either in whole or piecemeal, or the sale of the CVS Spa business. Under its operating agreement, CVS Ferrari srl assumed no prior liabilities of the CVS SpA business, and agreed to operate the company for its own benefit and return the assets at the end of the operating term. As part of its agreement it also agreed to enter into a standby letter of credit for one million euros to guarantee its commitments under the agreement. Also included, and subject to the agreement of the creditors, and the court process, was an offer to purchase the CVS SpA business.

On September 24, 2010, Comerica Bank issued a 1.0 million Euro standby letter in fulfillment of CVS’s obligations under the rental agreement. The standby letter of credit expires on July 31, 2012. Although Comerica has a security interest in substantially all the assets of the Company to support the standby letter of credit issued by Comerica, the issuance of the standby letter of credit does not impact Company’s availability under its revolving credit facilities it has with Comerica.

22. Subsequent Event

On November 9, 2010, the Company executed Amendments No. 6 and No. 7 to the Second Amended and restated Credit Agreement. The amendments permits the Company to issue unsecured guarantees of indebtedness owed by CVS Ferrari srl to foreign banks in respect to working capital financing , not to exceed the lesser of $5,000,000 or the amount of such financing. Additionally the amendments allow the Company to make or allow to remain outstanding any investment (whether such investment shall be of the character of investment of shares of stock, evidence of indebtedness or other securities or otherwise) in, or any loans or advances to CVS or to any other wholly-owned foreign subsidiary. The amount of investments, loans or advances to foreign subsidiaries is limited to $825 through December 30, 2010, $675 from December 31, 2010 and March 30, 2011, and $300 on or after March 31, 2011.

In October 2010, CVS established demand credit facilities with two Italian banks. Under the first facility, CVS can borrow up to 25 Euro ($34) on an unsecured basis and up to an additional 300 ($409) Euros against its accounts receivable. The maximum amount outstanding is limited to 80 % of the assigned accounts receivable if there is an invoice issued or 50 % if there is an order/contract issued. The credit facility has an interest rate equal to the 3 month Euribor rate(the 3 month Euribor was 0.892 at September 30, 2010) plus 0.90%. Under the second facility, CVS can borrow up to 25 Euro ($34) on an unsecured basis and up to an additional 500 Euros ($682) against its accounts receivable. The maximum amount outstanding is limited to 80 % of the assigned accounts receivable if there is an invoice issued or 50 % if there is an order/contract issued. The credit facility has an interest rate equal to the 3 month Euribor rate plus 0.90%.

The above credit facilities been guaranteed by Manitex International, Inc.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements and are intended to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to, among other things, the Company’s expectations, beliefs, intentions, future strategies, future events or future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include, without limitation: (1) projections of revenue, earnings, capital structure and other financial items, (2) statements of our plans and objectives, (3) statements regarding the capabilities and capacities of our business operations, (4) statements of expected future economic conditions and the effect on us and on our customers, (5) expected benefits of our cost reduction measures, and (6) assumptions underlying statements regarding us or our business. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements are only predictions. Our actual results may differ materially from information contained in these forward looking-statements for many reasons, including, without limitation, those described below and in our 2009 Annual Report on Form 10-K for the fiscal year ended December 31, 2009, in the section entitled “Item 1A. Risk Factors,”

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

The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. We do not undertake, and expressly disclaim, any obligation to update this forward-looking information, except as required under applicable law. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of the Company appearing elsewhere within this Form 10-Q.

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

On July 1, 2010, the Company’s newly formed Italian subsidiary, CVS Ferrari, srl, entered into an agreement to operate, on an exclusive rental basis, during the Italian bankruptcy process (concordato preventivo) the business of CVS SpA. CVS SpA is located near Milan, Italy and designs and manufactures a range of reach stackers and associated lifting equipment for the global container handling market, sold through a broad dealer network. During the third quarter 2010, CVS Ferrari, srl commenced operations.

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

Customer and Suppliers Concentrations

At September 30, 2010, one customer accounted for 12.4% of the Company’s accounts receivable. As of December 31, 2009 two customers accounted for 22% and 20%, respectively, of the Company’s accounts receivables.

For the three months ended September 30, 2010, one customer accounted for 13.8% of the Company’s net revenues. For the nine months ended September 30, 2010, one customers accounted for 14.1% Company’s net revenues. For the three and nine months ended September 30, 2009, one customer accounted for 21 % and 11% of total Company revenues, respectively.

For the three and nine months ended September 30, 2010, no supplier accounted for more than 10% total Company purchases. For the three and nine months ended September 30, 2009, one supplier accounted for 20% and 13% of total Company purchases, respectively.

Current Economic Conditions

Beginning in September of 2008, the United States and world financial markets came under unprecedented stress. The immediate impact was a dramatic decrease in liquidity and credit availability throughout the world. An incredibly rapid and significant deterioration in economic conditions, especially in the United States and Europe followed. These events had an immediate significant adverse impact on the Company, including a very dramatic curtailment of new orders, requests to delay deliveries and, in some cases to cancel existing orders. Currently, the market for our products has stabilized but generally remains significantly below normal. The demand for our military products, although typically cyclical continues to be strong, and recently we have seen certain sectors of the economy appearing to show signs of improving, particularly the energy, and power distribution sectors domestically and certain international markets.

In response to the impact of economic conditions and longer sales cycles, it was determined that swift management action was necessary to ensure that operating activity was balanced with current demand levels. The actions taken to align our cost structure to current demand levels included headcount reductions, reduction of overtime, suspension of additional hires and merit increases, reduction in executive and salaried pay, bonus and benefits and the introduction of shortened workweeks. These actions, although difficult, were required to enable the Company to adjust to current conditions and position it to respond quickly when the market recovers. As a result of the aforementioned actions, the Company has operated at a profit throughout 2010. Nevertheless, management continues to closely monitor its costs.

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

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Net income (loss) for the three month periods ended September 30, 2010 and 2009

For the three months ended September 30, 2010, the Company had a net income of $0.7 million. For the three months ended September 30, 2009, the Company had a net loss $0.1 million.

For the three months ended September 30, 2010, the net income of $0.7 million consisted of revenue of $24.9 million, cost of sales of $19.0 million, research and development costs of $0.3 million, SG&A expenses of $4.0 million, interest expense of $0.6 million, a gain of foreign currency transaction gain of $0.1 million and income tax expense of $0.3 million.

For the three months ended September 30, 2009, the net loss of $0.1 million, consisted of revenue of $15.1 million, cost of sales of $12.9 million, research and development costs of $0.3 million, SG&A expenses of $2.7 million, gain on bargain purchase of $0.9 million, interest expense of $0.5 million, and an income tax benefit of $0.2 million.

Net Revenues and Gross Profit – For the three months ended September 30, 2010, net revenues and gross profit were $24.9 million and $5.9 million, respectively. Gross profit as a percent of revenues was 23.6% for the three months ended September 30, 2010. For the three months ended September 30, 2009 net revenues and gross profit were $15.1 million and $2.2 million, respectively. Gross profit as a percent of sales was 14.7% for the three months ended September 30, 2009.

Net revenues increased $9.8 million to $24.9 million for the three months ended September 30, 2010 from $15.1 million for the comparable period in 2009. Without the Load King acquisition and revenues from CVS Ferrari srl (“CVS”) revenues would have increased $5.9 million, as Load King and CVS had combined revenues of $3.9 million for the three months ended September 30, 2010. The remaining increase is split between an increase in military sales (which includes an international agency) and our commercial business. The increase in commercial sales is attributed approximately two thirds to an increase in the sales of rough terrain cranes and higher tonnage boom truck cranes while the remaining third is attributed to the sale of used construction equipment by our recently formed NAEE division. The increase in cranes is largely attributed to the success of the newly designed 30 ton rough terrain crane which launched in October of 2009 and the Manitex 50155 crane launched in third quarter 2009.

Our gross profit as a percentage of net revenues increased 8.9% to 23.6% for the three months ended September 30, 2010 from 14.7% for the three months ended September 30, 2009. The increase in the gross margin percent is attributed to a favorable product mix, which included increased military sales and higher tonnage cranes, the impact of restructuring activities implemented over the last year and increased productions at some of our facilities.

Selling, general and administrative expense – Selling, general and administrative expense for the three months ended September 30, 2010 was $4.0 million compared to $2.7 million for the comparable period in 2009 an increase of $1.4 million. Selling, general and administrative expenses for the three months ended September 30, 2010 includes approximately $0.6 million related to the Load King acquisitions and the CVS start up. Without the acquisition and CVS start up, selling, general and administrative expense would have been $0.7 million above the prior year. Cost related to selling activities increased approximately $0.4 million. A strengthening Canadian dollar accounts for an additional $0.1 million, i.e., the effect that a stronger Canadian dollar had on the conversion of Canadian dollar denominated expenses of our Canadian’s subsidiary into U.S .dollars. The remaining increase of $0.2 million is primarily attributed to increased legal expense and salary expense from partial reinstatement of salary decreases implemented in the beginning of 2009.

Operating income – For the three months ended September 30, 2010 and 2009, the Company had operating income of $1.5 million and $0.2 million, respectively. The increase in operating income is due to an increase in gross profit of $3.6 million offset by $2.3 million increase in operating expenses. An increase in revenues accounts for approximately $1.4 million of the increase in gross profit, the remaining $2.2 million is the result of an increase in the gross profit percent, which increased 8.9% to 23.6% from 14.7% between the third quarter 2009 and third quarter 2010. The increase in operating expenses is related to an increase in selling, general and administrative expenses of $1.4 million, which is explained above and the fact that third quarter 2009 included a non-recurring gain on bargain purchase of $0.9 million which was associated with the Badger acquisition (see Note 5).

Interest expense – Interest expense was $0.6 million and $0.5 million for the three months ended September 30, 2010 and 2009, respectively. The increase in interest expense is the result of an increase in outstanding debt.

Total debt increased $3.4 million from $30.3 million at September 30, 2009 to $33.7 million at September 30, 2010. Approximately, $2.6 million of the increase is acquisition debt related to the Load King acquisition. The remaining increase of $0.8 principally represents increased borrowing on revolving credit facilities offset by repayments of other debt.

Foreign currency transaction gains – The Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds.

For the three months ended September 30, 2010, the Company had a foreign currency transaction gain of $0.1 million. For the three months ended September 30, 2009, the Company had a foreign currency gain of $0.2 million.

Income tax – For the three months ended September 30, 2010, the Company recorded an income tax expense of $0.3 million which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes. For the three months ended September 30, 2009, the Company recorded an income tax benefit of $0.2 million. The 2009 effective tax rate differs from the federal statutory rate due to the discrete items including the partial reversal of a valuation allowance as a result of the Badger acquisition.

Net income – Net income for the three months ended September 30, 2010 was $0.7 million. This compares with a net loss for the three months ended September 30, 2009 of $0.1 million. The change in net income is explained above.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net income (loss) for the nine month periods ended September 30, 2010 and 2009

For the nine months ended September 30, 2010, the Company had a net income of $1.2 million. For the nine months ended September 30, 2009, the Company had a net loss $0.2 million.

For the nine months ended September 30, 2010, the net income of $1.2 million consisted of revenue of $66.3 million, cost of sales of $50.7 million, research and development costs of $0.9 million, SG&A costs of $11.2 million, restructuring expenses of $0.2 million, interest expense of $1.8 million, a foreign currency transaction loss of $0.1 million, other income of $0.2 million and income tax expense of $0.6 million.

For the nine months ended September 30, 2009, the net loss of $0.2 million consisted of revenue of $41.0 million, cost of sales of $33.2 million, research and development costs of $0.5 million, SG&A costs of $7.3 million, restructuring expenses of $0.2 million, a gain on a bargain purchase or $0.9 million, interest expense of $1.3 million, a foreign currency transaction gain of $0.1 million and an income tax benefit of $0.4 million.

Net Revenues and Gross Profit – For the nine months ended September 30, 2010, net revenues and gross profit were $66.3 million and $15.7 million, respectively. Gross profit as a percent of revenues was 23.6% for the nine months ended September 30, 2010. For the nine months ended September 30, 2009 net revenues and gross profit were $41.0 million and $7.7 million, respectively. Gross profit as a percent of sales was 18.8% for the nine months ended September 30, 2009.

Net revenues increased $25.4 million to $66.3 million for the nine months ended September 30, 2010 from $41.0 million for the comparable period in 2009. Without the Badger and Load King acquisitions and revenues from CVS Ferrari srl, revenues would have increased $13.3 million, as the two acquisitions and CVS revenues accounts for $12.1 million of the increase in revenues. The remaining increase in revenues is attributed to an increase in military sales (which includes an international agency) and the $1.6 million in revenues that our new NAEE divisions generated.

Military revenues for the nine months ended September 30, 2010 includes revenues of $3.4 million for orders shipped predominately in October and November 2009, which could not be included in revenue until 2010. These particular items were shipped F.O.B destination and had not been received by the customer as of December 31, 2009 and as such could not be included in 2009 revenues. The customer, an international agency, purchased the items and required shipment to remote locations, which accounted for the extremely long delivery times.

Our gross profit as a percentage of net revenues increased 4.8% to 23.6% for the nine months ended September 30, 2010 from 18.8% for the nine months ended September 30, 2009. The increase in the gross margin percent is attributed to a favorable product mix, which included increased military sales and higher tonnage cranes, and the impact of restructuring activities implemented over the last year.

Research and development costs – Research and development costs increased $0.4 million to $0.9 million for nine months ended September 30, 2010 from $0.5 million for the nine months September 30, 2009. Approximately $0.2 million of the increase is attributed to Badger acquisition. The remaining $0.2 million is of a general nature and is not attributable to any specific project.

Selling, general and administrative expense – Selling, general and administrative expense for the nine months ended September 30, 2010 was $11.2 million compared to $7.3 million for the comparable period in 2009. Without the Badger and Load King acquisitions and SG&A expense for CVS Ferrari srl, selling, general and administrative expense would have increased $2.1 million, as the two acquisitions and CVS revenues account for $1.8 million of the increase in selling, general and administrative expense. Cost related to selling activities increased approximately $0.9 million. A strengthening Canadian dollar accounts for an additional $0.3 million, i.e., the effect that a stronger Canadian dollar had on the conversion of Canadian dollar denominated expenses of our Canadian’s subsidiary into U.S ..dollars. Other increase include an increase in legal expenses of $0.3 million and increase in salary and fringe benefits of $0.4 million partially attributed to the reinstatement of portion of the salary decrease implemented in the beginning of 2009. The items identified largely account for the increase in selling, general and administrative expense.

Operating income – For the nine months ended September 30, 2010 and 2009, the Company had operating income of $3.5 million and $0.7 million, respectively. The increase in operating income is due to an increase in gross profit of $8.0 million offset by $5.2 million increase in operating expenses. An increase in revenues accounts for approximately $4.9 million of the increase in gross profit, the remaining $3.1 million is the result of an increase in the gross profit percent, which increased 4.8% to 23.6% from 18.8% between the for the nine months ended September 30, 2010 and the comparable period in 2009. The increase in operating expenses is related to an increase in research and development costs of $0.4 million, an increase in selling, general and administrative expenses of $3.9 million, which are explained above and the fact that third quarter 2009 included a non-recurring gain on bargain purchase of $0.9 million which was associated with the Badger acquisition (see Note 5).

Interest expense – Interest expense was $1.8 million and $1.3 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in interest expense is the result of an increase in interest rates applicable to the Company’s borrowing between years and an increase in average outstanding debt.

On July 9, 2009, the Company and its bank amended the Company’s Revolving Credit Facility, the Revolving Canadian Credit Facility and its Term loan. Under the agreements the maturity dates were extended from April 1, 2010 to April 1, 2012. In connection with the extension, the Company agreed to increased interest rates. The interest on U.S. borrowing increased from prime rate plus .25% to prime plus 2.0%, interest rates on Canadian borrowings increased from Canadian prime rate plus 1.50% to Canadian prime rate plus 3.0% and interest on its term loan increased from the prime rate plus 1% to the prime rate plus 2.5%. On May 5, 2010, the bank reduced the interest rate on the Company’s revolving credit lines by 0.5% The increase in average outstanding debt is largely attributable to increase in debt associated with Badger and Load King acquisitions.

Foreign currency transaction gains – The Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds.

For the nine months ended September 30, 2010, the Company had a foreign currency transaction loss of $0.1 million. For the nine months ended September 30, 2009, the Company had a foreign currency gain of $0.1 million.

Income tax – For the nine months ended September 30, 2010, the Company recorded an income tax expense of $0.6 million which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes. For the nine months ended September 30, 2009, the Company recorded an income tax benefit of $0.4 million. The 2009 effective tax rate differs from the federal statutory rate as a result of discrete items related to the reversal of the valuation allowance in connection with the Badger acquisition and the Texas Temporary Margin Tax Credit which the Company has determined it will now realize on a more-likely-than-not basis

Net income – Net income for the nine months ended September 30, 2010 was $1.2 million. This compares with a net loss for the nine months ended September 30, 2009 of $0.2 million. The change in net income is explained above.

Segment information

Lifting Equipment Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009 (1) (2)	2010	2009 (1) (2)
Net revenues	$22,210	$13,986	$61,784	$38,124
Operating income excluding corporate expense	1,976	566	5,553	2,164
Operating margin	8.9%	4.0%	9.0%	5.7%

(1)	Financial results, for the Badger acquisition are included from the date of acquisition which is July 10, 2009.
(2)	Financial results, for the Load King acquisition are included from the date of acquisition which is December 31, 2009

Net Revenues

Net revenues increased $8.2 million to $22.2 million for the three months ended September 30, 2010 from $14.0 million for the comparable period in 2009. Without the Load King acquisition and revenues from CVS Ferrari srl (“CVS”) revenues would have increased $4.3 million, as Load King and CVS had combined revenues of $3.9 million for the three months ended September 30, 2010. Approximately three quarters of the remaining increase is attributed to an increase in military sales (which includes an international agency). The remaining increase of approximately 25% is due to increased commercial business which is attributed to an increase in the sales of rough terrain cranes and higher tonnage boom truck cranes. The increase in crane sales is largely attributed to the success of the newly designed 30 ton rough terrain crane which launched in October of 2009 and the Manitex 50155 crane launched in the third quarter of 2009.

Net revenues increased $23.7 million to $61.8 million for the nine months ended September 30, 2010 from $38.1 million for the comparable period in 2009. Without the Badger and Load King acquisitions and revenues from CVS Ferrari srl, revenues would have increased $11.6 million, as the two acquisitions and CVS revenues accounts for $12.1 million of the increase in revenues. The remaining increase in revenues is attributed to an increase in military sales (which includes an international agency).

Military revenues for the nine months ended September 30, 2010 includes revenues of $3.4 million for orders shipped predominately in October and November 2009, which could not be included in revenue until 2010. These particular items were shipped F.O.B destination and had not been received by the customer as of December 31, 2009 and as such could not be included in 2009 revenues. The customer, an international agency, purchased the items and required shipment to remote locations, which accounted for the extremely long delivery times.

Operating Income and Operating Margins

Operating income of $2.0 million for the three months ended September 30, 2010 was equivalent to 8.9% of net revenues compared to an operating income of $0.6 million for the three months ended September 30, 2009 or 4.0% of net revenues. The increase in operating income is due to an increase in gross profit of $3.3 million offset by increased operating expense of $1.9 million. The increase in gross profit is due to due to significant increase in revenues, and a higher gross margin percent which improved to 23.7% for the three months ended September 30, 2010 from 13.7% for the three months ended September 30, 2009. The improvement in the gross profit percent is attributed to a favorable product mix, which included increased military sales and higher tonnage cranes, and the impact of restructuring activities implemented over the last year and increased productions at some of our facilities. Selling, general and administrative expenses for the three months ended September 30, 2010 includes approximately $0.6 million related to the Load King acquisition and the CVS start up. The remaining increase in operating cost is principally related to increased selling , general and administrative costs and the fact that third quarter 2009 included a non-recurring gain on bargain purchase of $0.9 million which was associated with the Badger acquisition (see Note 5).

Operating income of $5.5 million for the nine months ended September 30, 2010 was equivalent to 9.0% of net revenues compared to an operating income of $2.2 million for the nine months ended September 30, 2009 or 5.7% of net revenues. The increase in operating income is due to an increase in gross profit of $7.7 million offset by increased operating expense of $4.4 million. The increase in gross profit is due to due to significant increase in revenues, and a higher gross margin percent which improved to 23.8% for the nine months ended September 30, 2010 from 18.2% for the nine months ended September 30, 2009. The improvement in the gross profit percent is attributed to a favorable product mix, which included increased military sales and higher tonnage cranes, and the impact of restructuring activities implemented over the last year. Operating expenses for the nine months ended September 30, 2010 includes $2.0 million related to the two acquisitions (Badger and Load King) and operating costs at our newly formed CVS start up. Operating expenses for nine month ended September 30, 2009 were net of $0.9 million gain on a bargain purchase associated with Badger acquisition. The remaining increase in operating expense of $1.5 million is principally related to increased selling, general and administrative expense due to higher sales cost, increase in legal expenses, the impact of stronger Canadian dollar and an increase in salary expense which includes a partial reinstatement of the 2009 salary reductions.

Equipment Distribution Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues	$2,649	$1,077	$4,547	$2,829
Operating income (loss) excluding corporate expenses	157	59	(112)	(37)
Operating margin	5.9%	5.5%	(2.5)%	(1.3)%

Net revenues – Net revenues increased $1.6 million to $2.6 million for the three months ended September 30, 2010 from $1.1 million for the comparable period in 2009. Net revenues increased $1.7 million to $4.6 million for the nine months ended September 30, 2010 from $2.8 million for the comparable period in 2009. The increase in revenues for both the three and nine months is principally attributed the sale of used equipment.

Operating loss and Operating Margins – Operating income of $0.2 million for the three months ended September 30, 2010 was equivalent to 5.9% of net revenues compared to an operating income of $0.1 million for the three months ended September 30, 2009 or 5.5% of net revenues. Operating loss of $0.1 million for the nine months ended September 30, 2010 was equivalent to (2.5)% of net revenues compared to an operating loss of $(0.04) million for the nine months ended September 30, 2009 or (1.3)% of net revenues. The improvement in operating income of the three month period is the impact of increased revenues which were generated by our new NAEE division which sells used construction equipment. The increase in operating loss for the nine months is attributed to an increase operating loss for the first six months which was primarily the result of a lower gross margin percent for six months ended June 30, 2010 as compared to the corresponding periods in 2009. Slightly higher operating expenses also contributed the increase in operating losses for six month periods.

Liquidity and Capital Resources

Cash and cash equivalents were $0.2 million at September 30, 2010 compared to $0.3 million at December 31, 2009. In addition, the Company has both a U.S. and Canadian revolving credit facility, with a maturity date of April 1, 2012. At September 30, 2010 the Company had approximately $3.2 million available to borrow under its credit facilities.

During the nine months ended September 30, 2010, total debt increased by $0.2 million to $33.7 million at September 30, 2010 from $33.5 million at December 31, 2009. Total debt decreased by $1.2 million to $33.7 million at September 30, 2010 from $35.0 million at June 30, 2010.

The following is a summary of the net increase in our indebtedness from December 31, 2009 to September 30, 2010:

Facility	Increase/ (decrease)
Revolving credit facility	$2.8	million
Revolving Canadian credit facility	(0.9)	million
Revolving credit facility – Equipment Line	0.4	million
Liftking acquisition note	(0.6)	million
Badger acquisition note	(0.5)
QVM acquisition bank debt	(0.5)	million
Note payable – floor plan	—	million
Capital leases	(0.4)	million
Note payable – Terex	(0.2)	million (including $0.15 millions paid with Company Stock)

Manitex stock note	(0.2)	million paid in Company stock
Notes to finance insurance premium	0.1	million (significant portion of our insurance renews on December 30 each year)
Discounted letters of credit	0.2	million

	$0.2	million

Outstanding borrowings

The following is a summary of our outstanding borrowings at September 30, 2010

	Outstanding Balance	Interest Rate	Interest Paid	Principal Payment
Revolving credit facility	$14.5 million	4.75%	Monthly	n.a.
Revolving Canadian credit facility	4.2 million	4.50%	Monthly	n.a.
Revolving credit facility – Equipment Line	0.4 million	4.75%	Monthly	n.a.
Liftking acquisition note	0.4 million	4.00%	Quarterly	$0.2 million quarterly
Badger acquisition note	2.0 million	11. %	Quarterly	$0.6 million each July 10
Load King acquisition note	2.6 million	8%	Quarterly	$0.5 million annually beginning 12/31/11
QVM acquisition bank debt	0.8 million	5.75%	Monthly	$0.05 million monthly
Note payable – floor plan	1.7 million	6.0%	Monthly	Over 48 months beginning August and September 2010
Note payable – Terex	1.5 million	6.0%	Quarterly	$0.25 million March 1 ($0.15 million can be paid in stock)
Notes to Finance Insurance premium	0.1 million	4.12%	Monthly	Fixed payment including interest of approximately $0.1 million paid monthly
Capital lease – Georgetown facility	3.9 million	12%	Monthly	$0.07 million monthly payment includes interest
Capital leases – Winona facility	1.4 million	6.13%	Monthly	$0.025 million monthly payment includes interest
Borrowings against letters of credit	0.2 million	1.79%	Monthly	Upon payment of letter of credit

	$33.7 million

Future availability under credit facilities

As stated above, the Company had cash of $0.2 million and approximately $3.2 million available to borrow under its credit facilities at September 30, 2010.

Both the U.S. and Canadian credit facilities are asset based. The maximum the Company may borrow under either facility is the lower of the credit line or the available collateral, as defined in the credit agreements. Collateral under the agreements consists of stated percentages of eligible accounts receivable and inventory. Beginning in September 2008, the financial markets in the United States and globally came under incredible stress. A substantial deterioration in economic conditions, especially in the United States and Europe followed. As a result, the Company has seen a significant contraction in its business, which continues. This contraction in business generally means that accounts receivable and inventory balances are reduced and the maximum that Company can borrow under its revolving credit facilities is also reduced. The Company has implemented significant across the board cost reductions to ensure that operating activity is balanced with current demand levels and to reduce cash requirements to the extent possible and has operated at a profit during 2010.

The Company needs cash to meet its working capital needs as the business grows, to acquire capital equipment, and to fund acquisitions and debt repayment. Since the beginning of the current down turn beginning in September 2008, the Company has been able to fund its operations from cash flows and borrowings under its credit facilities. The Company expects cash flows from operations and existing availability under the current revolving credit facilities will be adequate to fund future operations. Management, however, has to continue to ensure that operating activity is balanced with current demand levels. The length and severity of the current business contraction is not known, we cannot say with certainty that cash generated from operations will be adequate or that the credit facilities will have sufficient availability to bridge any short fall. The longer the business contraction lasts or the deeper it becomes the greater the risk.

We will likely need to raise additional capital through debt or equity financings to support our growth strategy, which may include additional acquisitions. There is no assurance that such financing will be available or, if available, on acceptable terms.

2010

Operating activities consumed $0.2 million of cash for the nine months ended September 30, 2010 comprised of net income of $1.2 million, non-cash items that totaled $2.4 million and changes in assets and liabilities, which consumed $3.8 million. The principal non-cash item is depreciation and amortization of $2.3 million.

Increases in accounts payable of $1.6 million, accrued expenses of $1.3 million and other current liabilities of $0.4 million and a decrease in prepaid expenses of $0.1 million were more than offset by increases in accounts receivable of $6.2 million, and inventory of $0.9 million. The increase in accounts payable is entirely attributed to accounts payable at our new CVS subsidiary. The increase in accrued expenses is primarily related to increases in accrued commission (the result of increased revenues), accrued property taxes (due to timing of payments) , accrued payroll, accrued legal and audit as well as other accruals principally associated the new CVS operation. The increase in other current liabilities is the result of an increase in customer deposits received. The increase in accounts receivable is principally due to an increase in revenues. Approximately 60% of the increase in inventory is attributed to our new CVS subsidiary. The remaining increase in inventory is due to increased production levels.

Cash flows related to investing activities consumed $0.2 million of cash for the nine months ended September 30, 2010, as capital expenditures of $0.4 million were partially offset by proceeds $0.2 million from the sale of equipment. Capital expenditures includes approximately $0.3 million of building improvements at our newly leased facility in Bridgeview, Illinois.

Financing activities generated $0.5 million in cash for the nine months ended September 30, 2010. The above table shows a net increase in outstanding debt of $0.2 million. Included in this net increase of $0.2 million are two non-cash debt reductions that total $0.4 million whose impact are excluded from the cash flow statement. See notes (1) and (2) on the face of the Consolidated Statement of Cash Flows for additional details regarding the two non-cash transactions.

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

Financing activities consumed $2.2 million in cash for the nine months ended September 30, 2009. A decrease in borrowings under the Company’s credit facilities, note payments, and capital lease payments consumed $2.4 million, $1.5 million and $0.3 million of cash, respectively. The reduction in borrowing under the credit facilities and note payments was offset by increased borrowing on the revolving Canadian credit facility of $1.0 million, $0.9 million in new borrowing and a new capital lease of $0.1 million. During the nine months ended September 30, 2009, note payments of $0.5 million, $0.5 million $0.1 million and $0.4 million were made on the Liftking Industries note, notes to finance insurance premiums, the Terex note and the term loan. During the nine months ended September 30, 2009, the Company borrowed $0.5 million to finance insurance premiums and $0.4 million under the floorplan financing agreement to finance the purchase of a crane. The new capital lease of $0.1 million relates capital equipment leased by Badger.

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

In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”ASU 2010-20 requires additional disclosures about the credit quality of financing receivables and the allowance for credit losses. The purpose of the additional disclosures is to enable users of financial statements to better understand the nature of credit risk inherent in an entity’s portfolio of financing receivables and how that risk is analyzed. The new disclosures are required to be made in interim and annual periods ending on or after December 15, 2010. We are currently evaluating the impact of this rule but do not believe it will have an impact on our consolidated financial results since the rule requires additional disclosure only.

Off-Balance Sheet Arrangements

None.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4T—Controls and Procedures

Disclosure Controls and Procedures

The Company under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2010.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2010 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A—Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2009, except as noted below:

A substantial portion of our revenues are attributed to a limited number of customers which may decrease or cease purchasing any time.

A substantial portion of our revenues historically have been attributed to a limited number of customers. If sales to current key customers cease or are materially reduced we may not attain sufficient orders from other customers to offset any such losses or reductions

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 3—Defaults Upon Senior Securities

None

Item 4—(Removed and Reserved)

Item 5—Other Information

Not applicable.

Item 6—Exhibits

See the Exhibit Index set forth below for a list of exhibits included with this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on November 13, 2008).

3.2	Amended and Restated Bylaws of Veri-Tek International, Corp. (now known as Manitex International, Inc.), as amended (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed on March 27, 2008).

10.1	Amendment No. 5, dated as of November 9, 2010, to the Second Amended and Restated Credit Agreement by and between Veri-Tek International, Corp. (now known as Manitex International, Inc.), Manitex, Inc., and Comerica Bank dated April 11, 2007.

10.2	Amendment No. 6, dated as of November 9, 2010, to the Second Amended and Restated Credit Agreement by and between Veri-Tek International, Corp. (now known as Manitex International, Inc.), Manitex, Inc., and Comerica Bank dated April 11, 2007.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 12, 2010	By:	/S/ DAVID J. LANGEVIN
David J. Langevin
Chairman and Chief Executive Officer (Principal Executive Officer)

November 12, 2010	By:	/S/ DAVID H. GRANSEE
David H. Gransee
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)