Form 10-K
period 2010-12-31
Manitex International, Inc.
filed 2011-03-30
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

Commission File No.: 001-32401

MANITEX INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Michigan	42-1628978
(State of incorporation)	(I.R.S. Employer Identification No.)
9725 Industrial Drive Bridgeview, Illinois	60455
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (708) 430-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Stock Market LLC
Preferred Share Purchase Rights	The NASDAQ Stock Market LLC

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

Large Accelerated Filer  ☐  Accelerated Filer   ☐  Non-Accelerated Filer  ☐  Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock, no par value (“Common Stock”), held by non-affiliates of the registrant as of June 30, 2010 was approximately $16.0 million based upon the closing price for the Common Stock of $1.80 on the NASDAQ Stock Market on such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 9, 2011 was 11,394,621

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2011 Annual Meeting (the “2011 Proxy Statement”) to be filed with the Commission within 120 days after the end of the fiscal year ended December 31, 2010.

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

Our Business

Overview

Lifting Equipment Segment

The Company is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries. Through its Manitex, Inc. subsidiary it markets a comprehensive line of boom trucks and sign cranes. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including, roads, bridges and commercial construction. Its Badger Equipment Company (“Badger”) subsidiary, acquired on July 10, 2009, is a manufacturer of specialized rough terrain cranes and material handling products, including a 30-ton model introduced in October 2009, the first in a new line of specialized high quality rough terrain cranes. Badger primarily serves the needs of the construction, municipality, and railroad industries.

Through its Manitex Liftking subsidiary, the Company also sells a complete line of rough terrain forklifts, a line of stand-up electric forklifts, cushioned tired forklifts with lifting capacities from 18 thousand to 40 thousand pounds, and special mission oriented vehicles, as well as other specialized carriers, heavy material handling transporters and steel mill equipment. Manitex Liftking’s rough terrain forklifts are used in both commercial and military applications. Specialty mission oriented vehicles and specialized carriers are designed and built to meet the Company’s unique customer needs and requirements. The Company’s specialized lifting equipment has met the particular needs of customers in various industries that include utility, ship building and steel mill industries.

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

On July 1, 2010, the Company’s newly formed Italian subsidiary, CVS Ferrari, srl, entered into an agreement to rent certain assets of CVS SpA, on an exclusive rental basis, while CVS SpA proceeds through the Italian bankruptcy process (concordato preventive). CVS SpA was located near Milan, Italy and designed and manufactured a range of reach stackers and associated lifting equipment for the global container handling market, which were sold through a broad dealer network. During the third quarter 2010, CVS Ferrari, srl commenced operations and employed the rental assets in its operations.

Distribution Equipment Segment

The Company operates a crane dealership located in Bridgeview, Illinois that distributes Terex rough terrain and truck cranes, Fuchs material handlers, and Manitex boom trucks and sky cranes. We treat these operations as a separate reporting segment entitled “Equipment Distribution.” Our Equipment Distribution segment also supplies repair parts for a wide variety of medium to heavy duty construction equipment sold both domestically and internationally. Our crane products are used primarily for infrastructure development and commercial construction; applications include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance.

In the second quarter of 2010, we expanded our Equipment Distribution segment by creating a new division, North American Equipment Exchange, (“NAEE” ) to market previously-owned construction and heavy equipment, domestic and internationally. This division provides a wide range of used lifting and construction equipment of various ages and condition, and the Company has the capability to refurbish the equipment to the customers’ specification.

History

The Company’s predecessor was founded in 1993. In October 2003, our predecessor company was purchased by Veri-Tek International, Corp., formerly known as Quantum-Veri-Tek, Inc., a Michigan corporation incorporated on October 17, 2003, and an affiliate of Quantum Value Partners, LP, pursuant to an asset purchase agreement. Following the acquisition by Quantum-Veri-Tek in 2003, the Company’s single line of business was to design, develop, and build specialty Testing & Assembly Equipment for the automotive and heavy equipment industries that identifies defects through the use of signature analysis and in-process verification. We refer to this operation as our Testing & Assembly Equipment segment. On March 29, 2007, our Board of Directors approved a plan to sell our Testing & Assembly Equipment segment’s operating assets including its inventory, machinery, equipment and patents. On August 1, 2007, the assets used in connection with the Company’s diesel engine testing equipment were sold to EuroMaint Industry, Inc., a Delaware corporation (“EuroMaint”). As of August 31, 2007, all operations of the former Testing & Assembly Equipment segment had ceased.

In 2006, the Company committed to a new strategic direction. In fiscal year 2006, we completed two acquisitions that introduced boom trucks, sign cranes and lifting equipment into our operations as a new business segment. Additional acquisitions since 2006 have further expanded our Lifting Equipment segment and established a Distribution Equipment segment. A summary of our acquisitions follows the section immediately below entitled “Discontinued Operations”.

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

Summary of Acquisitions

Effective July 3, 2006, the Company completed the purchase of Manitex, Inc. (“Manitex subsidiary”) via an acquisition of all of the membership interests in Quantum Value Management, LLC (an entity owned by certain stockholders of the Company). On November 30, 2006, the Company, through its wholly owned subsidiary, Manitex Liftking, ULC, an Alberta, Canada unlimited liability corporation (“Manitex Liftking”), completed the acquisition (the “Liftking Acquisition”) of all of the operating assets of Liftking Industries, Inc., an Ontario, Canada corporation (“Liftking”). As a result of these two acquisitions, the Company became a leading provider of engineered lifting solutions including boom truck cranes, rough terrain forklifts and special mission oriented vehicles. Through the Company’s Manitex subsidiary, it markets a comprehensive line of boom trucks and sign cranes. The Company’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including roads, bridges and commercial construction. Through the Company’s Manitex Liftking subsidiary, it sells a complete line of rough terrain forklifts and special mission oriented vehicles, as well as other specialized carriers, heavy material handling transporters and steel mill equipment. Manitex Liftking’s rough terrain forklifts are used in both commercial and military applications.

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

On October 6, 2008, the Company completed the acquisition of substantially all of the assets of Schaeff Lift Truck Inc. (“Schaeff”) and Crane & Machinery, Inc. (“Crane”) pursuant to an asset purchase agreement with Schaeff, Crane, and their parent company, GT Distribution, LLC (“GT”). Mr. Langevin, the Company’s Chairman and Chief Executive Officer owned 38.8% of the membership interests of GT. Due to the related-party aspects of this transaction, the asset purchase agreement and the transactions contemplated thereby were approved by a committee of the Company’s independent directors (the “Special Committee”) and the Audit Committee of the Company’s Board of Directors. The Special Committee also received a fairness opinion from an independent financial advisory firm that the consideration to be paid by the Company for the assets of Schaeff and GT was fair to the shareholders of the Company from a financial point of view. In January 2009, Mr. Langevin assigned his ownership interest in GT to Bob Litchev, a Senior Vice President of Manitex International, Inc. Mr. Langevin’s assignment of his minority ownership interest was made in conjunction with the assignment of the other remaining prior owners’ interest in GT to Mr. Litchev. At the date of assignment, the other prior owners had no ownership interest, or an insignificant ownership interest, in Manitiex International, Inc. The assignments to Mr. Litchev, who served as President of GT from April 2002 through the date of assignment, were made for reasons unrelated to the Manitex International, Inc. and in no way were related to Mr. Litchev’s employment by the Manitex International, Inc. As a result of the transfer of Mr. Langevin’s minority interest to Mr. Litchev in January 2009, Mr. Langevin no longer has an ownership interest in GT.

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

On July 10, 2009, the Company purchased Badger, a Winona, Minnesota-based manufacturer of specialized rough terrain cranes and material handling products. The Badger product line includes: lattice cranes marketed under the Little Giant trade name, excavators and a specialized 30 ton rough terrain crane, which at the time acquisition was newly designed crane. This 30 ton rough terrain crane is the first in a new line of specialized high quality rough terrain cranes that the Company plans to develop and introduce. Badger primarily serves the needs of the construction, municipality, and railroad industries. The Company has an advantage over its competitors in selling to railroads as it is the only crane manufacturer that has integrated the installation of rail gear into its production process. Competitors send their cranes to a third party to have rail gear added which both increases cost and delays deliveries.

On December 31, 2009, Manitex International, Inc. acquired the operating assets of Load King, an Elk Point, South Dakota-based manufacturer of specialized custom trailers and hauling systems typically used for transporting heavy equipment. Load King Trailers serve niche markets in the commercial construction, railroad, military, and equipment rental industries through a dealer network. Load King complements our existing material handling business.

Recent Economic Conditions

Beginning in September of 2008, the United States and world financial markets came under unprecedented stress. The immediate impact was a dramatic decrease in liquidity and credit availability throughout the world. An incredibly rapid and significant deterioration in economic conditions, especially in the United States and Europe followed. These events had an immediate significant adverse impact on the Company, including a very dramatic curtailment of new orders, requests to delay deliveries and, in some cases to cancel existing orders. Currently, the market for our products has stabilized but generally remains significantly below pre-2008 levels. The demand for our military products, although typically cyclical has recently been strong, and recently we have seen certain sectors of the economy appearing to show signs of improving, particularly the energy, and power distribution sectors domestically and certain international markets.

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

General Corporate Information

The Company’s principal executive offices are located at 9725 Industrial Drive, Bridgeview, Illinois 60455 and our telephone number is (708) 430-7500. The Company’s website address is www.manitexinternational.com. Information contained on our website is not incorporated by reference into this report and such information should not be considered to be part of this report.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

The following is financial information about our Lifting Equipment and Equipment Distribution segments for the years ending December 31, 2010, 2009 and 2008. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, except corporate expenses are not allocated to segments. The Company evaluates segment performance based upon operating income before corporate expenses. Amounts shown are in thousands of dollars.

	AS OF OR FOR THE YEAR ENDED DECEMBER 31,
	2010(1)(2)	2009(1)	2008(1)
Revenues from continuing operations:
Lifting Equipment	$88,736	$52,392	$103,343
Equipment Distribution	7,139	3,495	2,998

Total	$95,875	$55,887	$106,341

Operating income from continuing operations:
Lifting Equipment	$8,722	$5,420	$6,382
Equipment Distribution	33	(79)	68
Corporate expense	(3,218)	(1,997)	(3,042)

Total	$5,537	$3,344	$3,408

Total assets:
Lifting Equipment	$99,702	$89,384	$79,635
Equipment Distribution	5,595	5,154	6,368
Corporate	220	147	225

Total	$105,517	$94,685	$86,228

(1)	Financial results for acquisitions are included from the date of acquisition: October 6, 2008 for the assets of Crane & Machinery, Inc. and Schaeff Lift Truck, Inc.; July 10, 2009 for Badger Equipment Company; and December 31, 2009 for the assets of Manitex Load King, Inc. The Company acquired its Equipment Distribution segment on October 6, 2008 with the acquisition of substantially all the assets of Crane & Machinery.
(2)	CVS Ferrari, srl was incorporated in June 2010, with an initial capitalization of 10 Euros. Financial results include the results for CVS Ferrari, srl (our Italian Subsidiary) from the date the Company was formed in June 2010. On July 1, 2010, CVS Ferrari, srl entered into an agreement to rent on an exclusive basis certain assets of CVS SpA, while CVS SpA proceeds through the Italian bankruptcy process (concordato preventive). CVS Ferrari, srl commenced operations in the third quarter of 2010 utilizing the rented assets to manufacture reach stackers and associated lifting equipment for the global container handling market.

Lifting Equipment Segment

Boom Trucks

A boom truck is a straight telescopic boom crane outfitted with a hook and winch which is mounted on a standard flatbed commercial (Class 7 or 8) truck chassis. Relative to other lifting equipment, boom trucks provide increased versatility capable of transporting relatively large payloads from site to site at highway speeds. A boom truck is usually sold with outriggers, pads and devices for reinforcing the chassis in order to improve safety and stability. Although produced in a wide range of models and sizes, boom trucks can be broadly distinguished by their normal lifting capability as light, medium, and heavy-cranes. Various models of medium or heavy-lift boom trucks can safely lift loads from 15 to 50 tons and operating radii can exceed 100 feet. Another advantage of the boom truck is the ability to provide occasional manlift capabilities at a very low cost to height ratio. While it is not uncommon to see a very old boom truck, most replacement cycles seem to trend to seven years.

The Company sells its boom trucks through a network of approximately thirty-five full service dealers in the United States , Canada, Mexico, the Middle East and Russia. A number of our dealers maintain a rental fleet of their own. Boom cranes can be rented for either short or long-term periods. The market for boom cranes has historically been cyclical. Sales of boom cranes grew from 1992, to a peak, in 1998 of 2,719 units. Since then, the market has experienced periods of declines and recovery. Between 1992 and 2008, unit sales were the lowest in 2003 when only 1,445 units were sold. In 2006, the demand for boom trucks exceeded the industry capacity to produce the product. In 2006, the industry delivered approximately 2,700 units. Although the industry deliveries for 2007 remained strong at approximately 2,500 units, the demand softened somewhat and allowed the industry to catch up to demand. Although the industry’s unit shipments decreased modestly from 2006 to 2007, the Company unit shipments were up approximately 10% for 2007. The overall industry demand in 2008 decreased by approximately 36% to approximately 1,600 units. Our boom truck shipments were, however, only down approximately 10% in 2008, as our market share continued to increase, rising from 21% in 2007 to 30% in 2008. As discussed above, the United States and world financial markets came under unprecedented stress beginning in September 2008. As a result, the market for boom trucks in 2009 shrunk to approximately 721 units, a level significantly below what we saw in earlier recessions. Our market share, however, continued to improve in 2009 growing to an approximate 36% market share. The boom truck market in 2010 continued to be extremely depressed with industry sales of approximately 640 units. Our market share declined slightly to 34%. The aforementioned market share is based on the sale of boom trucks with lifting capacity of 17 tons and above, as the company does not produce boom trucks with lifting capacity below 17 tons. The Company currently expects a modest increase in overall industry demand in 2011; unit demand is expected to still be below 1,000 units.

The Company is the second leading producer of boom trucks in North America with approximately 34% of all unit sales. Market share based on revenues is even higher because the Company’s sales are skewed to boom trucks with higher lifting capacity which are more expensive. Although the Company offers a complete line of boom trucks from light to heavy capacity cranes, we believe it is an advantage to be skewed towards the heavier lifting capacity. The heavier capacity cranes have somewhat higher margins and historically are believed to be less cyclical. Markets that drive demand for boom trucks include power distribution, oil and gas recovery, and new home construction. The new home construction market, which uses lower capacity cranes, is probably the most cyclical and is where our market share is the lowest. We believe that oil and gas extraction and power distribution, offer the best chance for long-term growth and are markets where the Manitex subsidiary’s products are well represented.

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

The Company offers its sign cranes through a network of dealers who sell to family run and smaller sized businesses. We are not aware of any centralized reporting agency that exists to size this industry, but management estimates that it could be around 375 machines in an average year. This represents a wholesale market of approximately $30 million when the value of the chassis is excluded and $55 million when included. The Company believes its market share in this segment is approximately 10%. The market has historically been somewhat cyclical fluctuating with general economic conditions. The market for sign cranes was relatively soft during the first nine months of 2008, before coming to a near halt in the fourth quarter. The precipitous decrease in demand in the fourth quarter was the result of the distress in the financial markets and the resulting diminished liquidity and credit availability along with the substantial deterioration in economic condition that followed. The market for sign cranes remains severely depressed. It is estimated that total annual sign crane sales in both 2009 and 2010 were under a 100 units. The Company does not expect the market for sky cranes to improve significantly in 2011.

Rough Terrain Cranes

Our subsidiary, Badger, sells specialized rough terrain cranes through a network of dealers. The Badger product line includes: lattice cranes with 20 to 30 ton lifting capacity marketed under the Little Giant trade name, and a specialized 30 ton rough terrain crane designed in 2009 is sold under the Badger name. The 30 ton rough terrain crane launched in 2009 is the first in a new line of specialized high quality rough terrain cranes that the Company plans to develop and introduce.

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

The recently designed 30 ton rough terrain crane, which is sold under the Badger name, is available with or without rail gear. The Company shipped its first crane in October 2009. The response from the railroad industry has been very favorable. To date we have received orders from three different railroads. Additionally, three other railroads are currently renting one of our 30 ton rough terrain cranes from a third party rental company that had purchased the cranes from Badger. In the future, the Company expects to generate significant non-railroad revenues for this crane. These revenues are expected to come from states, municipalities and oil refineries.

Specialized Highly Engineered Trailers

Our subsidiary, Load King, acquired on December 31, 2009, designs and sells build-to-order specialized, highly engineered low-bed, heavy-haul, bottom-dump, and platform trailers and hauling systems. The trailers, except for the bottom-dump, are typically used for transporting heavy equipment. Additionally, Load King has recently launched a trailer refurbishment service. Our trailers are utilized by commercial construction firms, equipment rental companies, oil field service companies, the railroad industry, the U.S. military, and other end users to safely and efficiently haul specialized equipment. The Company routinely customizes its trailers and/or innovates new features to address specific customer, end-market or application needs.

Manitex Load King markets its products through a network of dealers.

Rough Terrain Forklifts

Manitex Liftking manufactures a complete range of straight mast forklifts with capacities from 6,000 to 50,000 lbs. and lift heights from 10 to 32 feet. All Manitex Liftking straight mast forklifts feature exceptional ground clearance, easy access to service points, ergonomic controls and easy operation. The Company also produces a series of tag along forklifts that mount to trucks with lifting capacity ranging from 4,000 to 6,000 pounds. These mounted forklifts are ideal for bricklaying, landscaping, construction or any other application that requires a forklift to tag along. The forklifts feature an easy to mount system, which allows an operator to securely mount or dismount the forklift quickly.

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

Manitex Liftking’s forklifts are built to exacting military standards including compliance with the quality controls required by ISO 9001-2008. Before being shipped each machine is thoroughly tested on a military approved endurance track located adjacent to Manitex Liftking’s military vehicle manufacturing plant. There are a limited number of test tracks in North America, and having a military approved test track is an advantage.

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

Container Handling Equipment

The Company through its Italian subsidiary, CVS Ferrari, srl manufactures a range of container handling equipment to serve ports and inter-modal customers on a worldwide basis. The products currently being marketed include: reach stackers, empty container handlers, forklifts and straddle carriers. The Company sells its products through a dealer network.

Part Sales

The Lifting Equipment segment supplies repair and replacement parts for all of its products. The parts business margins are higher than our overall margins and accounts for approximately 15% of our revenues in typical year. Part sales as a percentage of revenues tend to increase when there is a down-turn in the industry. Part sales increased as a percentage of revenues to approximately 20% and 28% for the year ended December 31, 2010 and 2009, respectively.

Equipment Distribution Segment

The Company established its Equipment Distribution segment in October of 2008 with the acquisition of substantially all the assets of Crane. The Equipment Distribution segment located in Bridgeview, Illinois is a distributor of Terex rough terrain and truck cranes, Fuchs material handlers, and Manitex boom trucks and sky cranes. The Equipment Distribution segment sells its products predominately to end users, including the rental market. Its products are used primarily for infrastructure development and commercial construction, and its applications include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance. The Equipment Distribution segment supplies repair parts for a wide variety of medium to heavy duty construction equipment and sell both domestically and internationally. The segment also provides repair services in the Chicago area.

In the second quarter of 2010, we expanded our Equipment Distribution segment by creating a new division, North American Equipment Exchange, (“NAEE” ) to market previously-owned construction and heavy equipment, domestically and internationally. This division provides a wide range of used lifting and construction equipment of various ages and condition, and the Company has the capability to refurbish the equipment to the customers’ specification

Revenues attributable to the Company’s Equipment Distribution segment were less than 10% of the Company’s total revenues for fiscal years 2010, 2009 and 2008.

Total Company Revenues by Sources

The sources of the Company’s revenues are summarized below:

	2010	2009	2008
Boom trucks	31%	49%	65%
Sign cranes	1%	2%	3%
Container handling equipment	7%	0%	0%
Rough terrain forklifts	6%	8%	8%
Cushion tire forklift	0%	1%	3%
Military forklifts	18%	6%	2%
Mission oriented vehicles and specialized carriers	0%	0%	1%
Rough terrain & truck cranes	9%	6%	2%
Specialized trailers	5%	—	—
Used Construction Equipment	3%	—	—
Part sales	20%	28%	16%

Total Revenue	100%	100%	100%

In 2010, one customer, Canadian Commercial Corp., accounted for 11% of the Company’s revenue. In 2009, no customers accounted for 10% or greater of the Company’s revenue. Three customers, Cropac Equipment, Inc., Craneworks, Inc., and Allied Crane & Machinery accounted for 11%, 10%, and 10%, respectively, of the Company’s revenue in 2008.

Raw Materials

The Company both purchases and fabricates components used in production. Our Manitex subsidiary fabricates cranes which are mounted on truck chassis, which are either purchased by the Company or supplied by the customer. The Company purchases steel and a variety of machined parts and subassemblies including weldments, cylinders, winches, and cables. Manitex Liftking builds rough terrain forklifts, and other specialized carriers. Manitex Liftking fabricates some of their cylinders, and masts using quality steel and proprietary technology. Manitex Liftking purchases engines, transmissions, axles, tire, rims, most of its frames and many of the cylinders and masts that are used. Badger historically fabricated its frames and booms, but purchases engines, transmissions, axles, tires, rims and other components. Recently, Badger has been ou sourcing its frames. Manitex Load King main purchased materials include steel, axles, suspensions, tires, wheels and other engineered components.

CVS Ferrari, srl (“CVS”) both purchases and fabricates components used in production. CVS purchases engines, transmissions, axles, tire, rims, cylinders, masts, electronic components, and steel which is used to fabricate frames and booms.

Lead times for our components vary from several weeks to many months. The Company is vulnerable to an interruption of supply in instances when only one supplier has been qualified and qualification and supply source changes can exceed a year. The Company has been working on qualifying secondary sources to assure supply and to reduce costs. The degree to which our supply base can respond to changes in market demand directly affects our ability to increase production and the Company attempts to maintain some additional inventory in order to react to unexpected increases in demand. In 2010 and 2009, there were no significant shortages of raw materials that adversely affected production. The Company, however, has had its production in the past constrained at times by the ability of its weldments supplier to deliver sufficient quantities when needed.

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

The Company owns and uses several trademarks relating to its brands that have significant value and are instrumental to the Company’s ability to market its products. The Company’s most significant trademarks are its mark “Manitex” (presently registered with the United States Patent and Trademark Office until 2017), and its mark “LIFTKING” (presently registered with the Canadian Intellectual Property Office until 2012). The Company’s subsidiary, Manitex Load King sells its products using the trademarks Load King (presently registered with the United States Patent and Trademark Office until 2018) and also utilizes the trademark Power Fold (presently registered with the United States Patent and Trademark Office until 2018). Badger Equipment Company markets its products under the “Little Giant” and Badger trade names. The Manitex, LiftKing, Badger, Little Giant and Load King trademarks and trade names are critically important to the marketing and operation of the Company’s business, as a significant number of our products are sold under those names. The use of the trade name “Noble” is also important to the Company’s business. Although the Company does not own the Noble trade name, it has the right to use the Noble name in connection with its rough terrain forklift product line.

Seasonality

Traditionally, the Company’s peak selling periods for cranes and commercial rough terrain forklifts are in the first half of a calendar year as a result of the need to have new equipment available for the spring, summer and fall construction seasons. The boom truck industry operated at full capacity during 2006 and operated at near full capacity again in 2007. Seasonality is reduced when the industry is operating at full capacity. The Company did not see a significant seasonal effect in 2008. The effect of the distress in the financial markets that occurred in late 2008 resulted in dramatically diminished liquidity and credit availability as well as the substantial deterioration in economic conditions in the United States and throughout the world. This financial crisis has resulted in a precipitous decrease in demand for our products in 2009 and 2010. We did not see a normal seasonal pattern in 2009 and 2010, due to the economic state of the economy and believe the present economic state makes historical seasonality trends for 2011 of limited value.

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

The Companies container handling equipment competes with similar equipment sold by Cargotec, Konecranes and Terex.

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

Parts sales from the Equipment Distribution segment are global in scope and benefit greatly from the Internet and the tenure and expertise of our employees. While competition in this area is extensive, the breadth of the products offered and the segment’s long history in this part of the business is we believe a competitive advantage.

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

Backlog

The backlog at December 31, 2010 was approximately $39.9 million, compared to a backlog of approximately $22.1 million at December 31, 2009. The Company expects to ship product to fulfill its existing backlog within the next twelve months.

Research and Development

The Company spent $1.2 million, $0.8 million and $0.8 million on company-sponsored research and development activities for 2010, 2009 and 2008, respectively.

Geographic Information

The information regarding revenue, the basis for attributing revenue from external customers to individual countries, and long-lived assets is found in “Note 17. Segment Information” to our consolidated financial statements, is hereby incorporated by reference into this Part I, Item 1.

Employees

As of December 31, 2010, the Company had 229 full time employees. The Company has not experienced any work stoppages and anticipates continued good employee relations. Twenty-four of our employees are covered by collective bargaining agreements. Twenty-one of our employees at our Badger subsidiary are represented by International Union, UAW and its local No. 316. The current union contract expires on January 21, 2014. One employee is currently represented by Automobile Mechanics’ Local 701. The current union contract expires on October 1, 2011. The one employee represented by the Automobile Mechanics’ Local 701 is a mechanic that works in our Equipment Distribution segment. A number of our Equipment Distribution segment’s customers in the Chicago metropolitan area mandate union mechanics usage for any service / repair jobs.

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

Substantial deterioration in economic conditions, especially in the United States and Europe, have had and may continue to have negative effects on the Company’s results of operations and cash flows

Substantial deterioration in economic conditions, especially in the United States and Europe, have had and may continue to have negative effects on the Company’s results of operations and cash flows. Economic conditions affect the Company’s sales volumes, pricing levels and overall profitability. Demand for many of the Company’s products depends on end-use markets. Challenging economic conditions may reduce demand for our products and may also impair the ability of customers to pay for products they have purchased. As a result, the Company’s reserves for doubtful accounts and write-offs for accounts receivable may increase.

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

Additionally, the portion of business that is military related (including an international agency) has in the past fluctuated significantly between years. A significant decrease in military related revenues would adversely affect our results of operations and our cash flow.

The Company’s business is affected by the cyclical nature of its markets.

A substantial portion of our revenues are attributed to limited number of customers which may decrease or cease purchasing any time, since the Company’s products depends upon the general economic conditions of the markets in which the Company competes. The Company’s sales depend in part upon its customers’ replacement or repair cycles. Adverse economic conditions, including a decrease in commodity prices, may cause customers to forego or postpone new purchases in favor of repairing existing machinery. Downward economic cycles may result in reductions in sales of the Company’s products, which may reduce the Company’s profits. The Company has taken a number of steps to reduce its fixed costs and diversify its operations to decrease the negative impact of these cycles. There can be no assurance, however, that these steps will prevent the negative impact of poor economic conditions.

The Company’s revenues are attributed to limited number of customers which may decrease or cease purchasing any time.

The Company’s revenues are attributed to a limited number of customers. We generally do not have long-term supply agreements with our customers. Even if a multi-year contract exists, the customer is not required to commit to minimum purchases and can cease purchasing at any time. If we were to lose either a significant customer or several smaller customers our operating results and cash flows would be adversely impacted.

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

As of December 31, 2010, the Company’s total debt was $34.0 million, which includes: revolving term credit facilities, notes payable, and capital lease obligations.

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

Our revenues are generated in U.S. dollars, Canadian dollars and Euros while costs incurred to generate revenues are only partly incurred in the same currencies. Changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings.

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

The Company’s principal shareholders, executive officers and directors beneficially own, in the aggregate, approximately 25% of the Company’s common stock as of March 9, 2011. As a result, these shareholders, acting together, will be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations, sales and purchases of assets. They also could dictate the management of the Company’s business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent you from receiving a premium in such a transaction.

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

Sales of a large number of shares of the Company’s common stock, or the availability of a large number of shares for sale, could adversely affect the market price of the Company’s common stock and could impair the Company’s ability to raise funds in additional stock offerings. Approximately 11,394,621 of the Company’s shares are eligible for sale in the public market, approximately 2,143,592 of which are subject to applicable volume limitations and other restrictions set forth in Rule 144 under the Securities Act.

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

•	restrict business combinations with certain shareholders.

The provisions described above could prevent, delay or defer a change in control of the Company or its management.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The Company’s executive offices are located at 9725 Industrial Drive, Bridgeview, Illinois 60455. The Company has six principal operating plants. The Company builds boom cranes, and sign cranes in its 188,000 square foot leased facility located in Georgetown, Texas. The Company builds rough terrain forklifts and special mission oriented vehicles, as well as other specialized carriers in its 85,000 square foot leased facility located in Woodbridge, Ontario. The Company builds specialized rough terrain cranes and material handling product in its

170,000 sq. ft. leased facility located in Winona, Minnesota. The Company builds its specialized highly engineered trailers in its 106,000 sq. ft. owned facility in Elk Point, South Dakota. The Company builds reach stackers and port material handling equipment in its 41,000 sq. ft leased facility in Cadeo, Italy. The Company operates its crane distribution business and North American Equipment Exchange in 39,000 square feet leased facility located in Bridgeview, Illinois. The Company’s executive offices are also located in this facility.

All our facilities are used exclusively by our Lifting Equipment segment except for our Bridgeview facility. The Bridgeview facility houses our corporate offices and our Crane & Machinery and North American Equipment Exchange divisions. Crane and Machinery and North American Equipment Exchange divisions comprise our Equipment Distribution segment.

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

In its complaint, Colony and Lexington have asserted several grounds for its denial of coverage and the Company has answered the Colony complaint and filed a counterclaim against Colony alleging its right to coverage and seeking its costs for JLG Industries, Inc.’s defense and related costs. The Company believes that it has a meritorious position on coverage under both policies.

On November 16, 2010 the Court granted the Company’s motion for Summary Judgment finding that Colony did have a duty to defend the two product liability claims. Colony and Lexington have been granted leave to appeal the decision to the Fifth Circuit Court of Appeals. The Company believes that the Fifth Circuit Court of Appeals will affirm the District Court’s decision and that the Company will prevail on the coverage issue under both policies.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Company’s Common Stock

The Company’s common stock is listed on The Nasdaq Capital Market trading under the symbol MNTX. The following table sets forth the high and low sales prices of the common stock for the fiscal periods indicated, as reported on The Nasdaq Capital Market.

Price Range of Common Stock

2010	High	Low
First Quarter	$3.01	$1.90
Second Quarter	2.76	1.79
Third Quarter	2.55	1.61
Fourth Quarter	$3.98	$2.35

2009	High	Low
First Quarter	$1.60	$0.39
Second Quarter	1.20	0.72
Third Quarter	2.40	0.52
Fourth Quarter	$2.99	$1.66

Number of Common Stockholders

As of March 9, 2011, there were 66 record holders of the Company’s common stock.

Dividends

During the fiscal years ended December 31, 2010, 2009 and 2008, the Company did not declare or pay any cash dividends on its common stock and the Company does not intend to pay any cash dividends in the foreseeable future. Furthermore, the terms of our credit facility do not allow us to declare or pay dividends without the prior written consent of the lender.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities during the quarter ended December 31, 2010:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs
October 1 through October 31, 2010	1,477	$2.48	—	—
November 1 through November 30, 2010	—	—	—	—
December 1 through December 31, 2010	—	—	—	—

Total	1,477	$2.48	—	—

(1)	Represents shares delivered in payment of withholding taxes in connection with restricted stock vesting by participants under the Company’s 2004 Amended and Restated Equity Incentive Plan.

ITEM 6.	SELECTED FINANCIAL DATA

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

CVS Ferrari, srl (“CVS”) was incorporated in June 2010, with an initial capitalization of 10 Euros. Financial results include the results for CVS Ferrari, srl (our Italian Subsidiary) from the date the Company was formed in June 2010. On July 1, 2010, CVS Ferrari, srl entered into an agreement to rent on an exclusive basis certain assets of CVS SpA, while CVS SpA proceeds through the Italian bankruptcy process (concordato preventive). CVS Ferrari, srl commenced operations in the third quarter of 2010 utilizing the rented assets to manufacture reach stackers and associated lifting equipment for the global container handling market.

Against the background of the operating losses generated in recent history by the Testing & Assembly Equipment segment operations based at Wixom, Michigan, the Company conducted a strategic review of these operations. On March 29, 2007, our Board of Directors approved a plan to sell our Testing & Assembly Equipment segment’s operating assets including its inventory, machinery, equipments and patents. As a result, our Testing & Assembly Equipment segment has been accounted for as a discontinued operation starting with the first quarter of 2007 until its disposition. On July 5, 2007, the Company entered into an Asset Purchase Agreement with EuroMaint Industry, Inc., a Delaware corporation (“EuroMaint”). Under the terms of the Asset Purchase Agreement, the Company agreed to sell and EuroMaint agreed to purchase certain assets of the Company used in connection with the Company’s diesel engine testing equipment business. EuroMaint also assumed and agreed to pay, perform and discharge when due certain obligations of the Company arising in connection with the operation of the Company’s diesel engine testing equipment business. In addition to the assumption of those certain assumed liabilities, EuroMaint agreed to pay to the Company the aggregate purchase price of $1.1 million. This transaction was completed on August 1, 2007. As of August 31, 2007, all operations of the Company’s Testing & Assembly Equipment segment had ceased. The Testing & Assembly Equipment segment operated from a leased facility. The lease termination date for this facility was August 31, 2007. The below financial data for the years 2006 to 2008 present the former Testing & Assembly Equipment segment as a discontinued operation. See Note 6 in the consolidated financial statements for further details.

	2010	2009	2008 (1)	2007 (1)	2006 (1)
Continuing operations:
Revenues	$95,875	$55,887	$106,341	$106,946	$40,676
Operating income from operations	5,537	3,344	3,408	6,353	1,159
Income (loss) from continuing operations before income taxes	3,135	1,542	1,392	2,289	(786)
Provision (benefit) for taxes on income (1)	1,026	(2,097)	(407)	163	(239)
Net income (loss) from continuing operations	2,109	3,639	1,799	2,126	(547)
Discontinued operations:
Income (loss) from discontinued operations, net	—	—	199	(1,122)	(8,342)
Gain (loss) on sale or closure of discontinued operations, net of income tax	—	—	200	(48)	—
Net income (loss)	$2,109	$3,639	$2,198	$956	$(8,889)
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.19	$0.33	$0.18	$0.25	$(0.10)
Income (loss) from discontinued operations, net of income taxes	$—	$—	$0.02	$(0.13)	$(1.56)
Gain (loss) on sales or closure of discontinued operations, net of income taxes	$—	$—	$0.02	$(0.01)	$—
Net income (loss)	$0.19	$0.33	$0.22	$0.11	$(1.66)
Diluted income (loss) per share:
Income (loss) from continuing operations	$0.19	$0.33	$0.17	$0.23	$(0.10)
Income (loss) from discontinued operations, net of income taxes	$—	$—	$0.02	$(0.12)	$(1.56)
Gain (loss) on sales or closure of discontinued operations, net of income taxes	$—	$—	$0.02	$(0.01)	$—
Net incomes (loss)	$0.19	$0.33	$0.21	$0.10	$(1.66)
Shares used to calculate earnings per share:
Basic	11,362,361	10,957,646	10,071,585	8,557,095	5,346,225
Diluted	11,380,966	10,965,444	10,375,062	9,214,407	5,346,225
Total assets:
Continuing operations	$105,517	$94,685	$86,228	$80,003	$82,114
Discontinued operations	—	—	—	172	1,730
Total assets	$105,517	$94,685	$86,228	$80,175	$83,844
Total debt:
Continuing operations	$34,019	$33,511	$28,061	$24,994	$36,980
Discontinued operations	—	—	—	—	—
Total debt	$34,019	$33,511	$28,061	$24,994	$36,980
Total shareholders’ equity	$43,274	$40,428	$35,014	$30,686	$18,440

(1)	The financial data for the years 2006 to 2008 presents the former Testing & Assembly Equipment segment as a discontinued operation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

It is important to note that our actual results could differ materially from those included in such forward-looking statements due to a variety of factors including: (1) substantial deterioration in economic conditions, especially in the United States and Europe; (2) our customers’ diminished liquidity and credit availability; (3) difficulties in implementing new systems, integrating acquired businesses, managing anticipated growth, and responding to technological change; (4) our ability to negotiate extensions of our credit agreements and to obtain additional debt or equity financing when needed; (5) the cyclical nature of the markets we operate in; (6) increases in interest rates; (7) government spending; (8) fluctuations in the construction industry, and capital expenditures in the oil and gas industry; (9) the performance of our competitors; (10) shortages in supplies and raw materials or the increase in costs of materials; (11) our level of indebtedness and our ability to meet financial covenants required by our debt agreements; (12) product liability claims, intellectual property claims, and other liabilities; (13) the volatility of our stock price; (14) future sales of our common stock; (15) the willingness of our stockholders and directors to approve mergers, acquisitions, and other business transactions; (16) currency transactions (foreign exchange) risks and the risk related to forward currency contracts; and (17) certain provisions of the Michigan Business Corporation Act and the Company’s Articles of Incorporation, as amended, Amended and Restated Bylaws, and the Company’s Preferred Stock Purchase Rights may discourage or prevent a change in control of the Company (18) a substantial portion of our revenues are attributed to a limited number of customers which may decrease or cease purchasing any time; and (19) other risks described in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K.

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

Lifting Equipment Segment

The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries. Through its Manitex subsidiary it markets a comprehensive line of boom trucks and sign cranes. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including, roads, bridges and commercial construction. Its Badger Equipment Company subsidiary (“Badger”), acquired on July 10, 2009, is a manufacturer of specialized rough terrain cranes and material handling products, including a newly introduced 30-ton model, the first in a new line of specialized high quality rough terrain cranes. Badger primarily serves the needs of the construction, municipality, and railroad industries.

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

CVS Ferrari, srl was incorporated in June 2010, with an initial capitalization of 10 Euros. Financial results include the results for CVS Ferrari, srl (our Italian Subsidiary) from the date the Company was formed in June 2010. On July 1, 2010, CVS Ferrari, srl entered into an agreement to rent on an exclusive basis certain assets of CVS SpA, while CVS SpA proceeds through the Italian bankruptcy process (concordato preventive). CVS Ferrari, srl commenced operations in the third quarter of 2010 utilizing the rented assets to manufacture reach stackers and associated lifting equipment for the global container handling market.

Equipment Distribution Segment

The Company’s Crane & Machinery Division (“Crane”) located in Bridgeview, Illinois, is a crane dealer that distributes Terex rough terrain and truck cranes, Fuchs material handlers, and Manitex boom trucks and sky cranes. We treat these operations as a separate reporting segment entitled “Equipment Distribution.” Our Equipment Distribution segment also supplies repair parts for a wide variety of medium to heavy duty construction equipment sold both domestically and internationally. Our crane products are used primarily for infrastructure development and commercial construction. Applications include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance. In the second quarter of 2010, we expanded our Equipment Distribution segment by creating a new division, North American Equipment Exchange, (“NAEE” ) to market previously-owned construction and heavy equipment, domestic and internationally. This division provides a wide range of used lifting and construction equipment of various ages and condition, and the Company has the capability to refurbish the equipment to the customers’ specification.

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

Recent Economic Conditions

Beginning in September of 2008, the United States and world financial markets came under unprecedented stress. The immediate impact was a dramatic decrease in liquidity and credit availability throughout the world. An incredibly rapid and significant deterioration in economic conditions, especially in the United States and Europe followed. These events had an immediate significant adverse impact on the Company, including a very dramatic curtailment of new orders, requests to delay deliveries and, in some cases to cancel existing orders. Currently, the market for our products has stabilized but generally remains significantly below normal. The demand for our military products, although typically cyclical has recently been strong, and recently we have seen certain sectors of the economy appearing to show signs of improving, particularly the energy, and power distribution sectors domestically and certain international markets.

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

The following table sets forth certain financial data for the three years ended December 31, 2010, 2009, and 2008:

Results of Consolidated Operations

MANITEX INTERNATIONAL, INC.

(Thousands of Dollars, except share data)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008 (1)
Net revenues	$95,875	$55,887	$106,341
Cost of sales	72,541	44,730	88,876

Gross profit	23,334	11,157	17,465
Operating expenses
Research and development costs	1,173	836	819
Restructuring expenses	176	255	329
Selling, general and administrative expense	16,448	10,537	12,909
Gain on bargain purchase	—	(3,815)	—

Total operating expenses	17,797	7,813	14,057

Operating income from continuing operations	5,537	3,344	3,408
Other income (expense)
Interest expense	(2,450)	(1,864)	(1,961)
Foreign currency transaction gains (loss)	(65)	59	(99)
Other income (expense)	113	3	44

Total other expense	(2,402)	(1,802)	(2,016)

Income from continuing operations before income taxes	3,135	1,542	1,392

Provision (benefit) for taxes on income	1,026	(2,097)	(407)

Net income from continuing operations	2,109	3,639	1,799

Discontinued operations:
Income (loss) from discontinued operations, net of income taxes (benefit) of $0 in 2008	—	—	199
Gain (loss) on sale or closure of discontinued operations, net of income tax $0 in 2008	—	—	200

Net income	$2,109	$3,639	$2,198

(1)	The financial data for 2008 presented reflects the former Testing & Assembly Equipment segment as a discontinued operation.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The results for acquisitions are included from the date of acquisition: July 10, 2009 for Badger Equipment Company; and December 31, 2009 for the assets of Manitex Load King, Inc. As a result, 2010 includes full year results for Badger Equipment Company and Manitex Load King, Inc. The results for 2009 include six months of operations for Badger and exclude operations for Load King, as it was acquired on December 31, 2009.

The results for 2009 include gains on bargain purchases of $900 and $2,915 recorded in connection with the Badger and Load King acquisitions, respectively. See Note 18 in the Consolidated Financial Statements for additional details concerning the gain.

Net income

For the year ended December 31, 2010, net income was $2.1 million, which consists of revenue of $95.9 million, cost of sales of $72.5 million, research and development costs of $1.2 million, SG&A costs of $16.5 million, restructuring expenses of $0.2 million, interest expense of $2.4 million, foreign currency transaction loss of $0.1 million and income tax expense of $1.0 million.

For the year ended December 31, 2009, net income was $3.6 million, which consists of revenue of $55.9 million, cost of sales of $44.7 million, gains on bargain purchases of $3.8 million, research and development costs of $0.8 million, SG&A costs of $10.5 million, restructuring expenses of $0.3 million, interest expense of $1.9 million, foreign currency transaction gain of $0.1 million and income tax benefit of $2.1 million.

Net revenue and gross profit—For the year ended December 31, 2010, net revenue and gross profit were $95.9 million and $23.3 million, respectively. Gross profit as a percent of sales was 24.3% for the year ended December 31, 2010. For the year ended December 31, 2009, net revenue and gross profit were $55.9 million and $11.2 million, respectively. Gross profit as a percent of sales was 20.0% for the year ended December 31, 2009. We believe that it is useful to adjust 2010 revenues to exclude the impact of the Badger and Load King acquisitions and operations that began in 2010 (sale of used construction equipment and CVS Ferrari, srl). Adjusted 2010 revenues of $73.0 million represent an increase of $17.1 million or 30.6% over 2009 revenues of $55.9 million. Approximately 80% of the increase in 2010 revenues is attributed to an increase in military revenues. The remaining increase is attributed to an increase in sales of commercial products across all of our major commercial product lines.

The increase in military revenues is partially the result of recognizing revenues of $3.4 million in the first quarter of 2010, for items that were predominately shipped in October and November of 2009. These particular items were shipped F.O.B destination and had not been received by the customer as of December 31, 2009 and as such could not be included in 2009 revenues. The customer, an international agency, purchased the items and had us ship the units to remote locations, which accounted for the extremely long delivery times.

Gross profit as a percent of net revenues increased to 24.3% for the year ended December 31, 2010 from 20.0% for the comparable 2009 period, an improvement of 4.3%. The increase in the gross margin percent is attributed to a favorable product mix, which included increased military sales and higher tonnage cranes and improved absorption of manufacturing cost. The improvement in absorption of manufacturing costs is attributed to increased production levels and the impact of restructuring activities implemented over the last year.

Restructuring expenses—We began to experience the effects of the current economic recession in September of 2008, which resulted in a dramatic curtailment of our new orders, requests to delay deliveries and, in some cases to cancellation of existing orders. In response to these adverse economic conditions and longer sales cycles, management took action to balance its operations with decreased demand levels. The specific actions taken to achieve these cost reductions included headcount reductions of salaried and hourly employees, virtual elimination of overtime, suspension of additional hires and merit increases, reduction in executive and salaried pay, bonus and benefits and the introduction of shortened workweeks. These actions, although difficult, were required to enable the Company to adjust to current conditions and position it to respond quickly when the market recovers. Certain of the aforementioned actions were implemented before December 31, 2008. Significant additional steps were implemented shortly after year end and still other additional staff reductions occurred during the remainder of 2009.

During 2010, the Company continued to monitor its staffing levels to insure that it was balanced with current demand levels. As a result, additional layoffs were made to reduce our workforce in certain of our locations during the year.

The following is summary of staff reductions and associated restructuring expenses (severance payments) that occurred during the years ended December 31, 2010 and 2009, respectively:

	Year Ended December 31, 2010			Year Ended December 31, 2009
	Staff reduction	Severance	Average	Staff reduction	Severance	Average
Bridgeview facility relocation (1)	—	$53 thousand	$—	—	$—	$—
Related to economic conditions	53	123 thousand	2 thousand	67	255 thousand	4 thousand

Total	53	$176 thousand		67	$255 thousand

(1)	During 2010, the Company also incurred costs of $53 to relocate its Bridgeview, Illinois facility to a smaller more economical facility.

Selling, general and administrative expense—Selling, general and administrative expense for the year ended December 31, 2010 was $16.5 million compared to $10.5 million for the comparable period in 2009. We believe that it is useful to adjust 2010 selling, general and administrative expense to exclude the impact of the Badger and Load King acquisitions and operations begun in 2010 (sale of used construction equipment and CVS) and the effect of changes in exchange rates. The two acquisitions and newly formed operations increased selling, general and administrative expenses in 2010 by $3.6 million. A strengthening Canadian dollar accounts for $0.3 million of the increase, i.e., the effect that a stronger Canadian dollar had on the conversion of Canadian dollar denominated expenses of our Canadian’s subsidiary into U.S ..dollars. Adjusted 2010 selling, general and administrative expense of $12.6 million represent an increase of $2.1 million over 2009 selling, general and administrative expense of $10.5 million.

Approximately half of the $2.1 million increase is attributed to increased compensation expense which is largely attributed to a reinstatement of a portion of the salary decreases implemented in the beginning of 2009 and paying bonuses for 2010 (bonuses were not paid in 2009). Increases in selling expenses and freight, which are attributed to an increase in sales, account for approximately twenty-five percent of the increase. The remaining increase is attributed to an increase in legal expenses as well as other increases and decreases in various selling, general and expense line items.

Gain on bargain purchases—The results for 2010 do not include a gain related to a bargain purchase. The results for 2009, include gains on bargain purchases of $900 and $2,915 recorded in connection with the Badger and Load King acquisitions, which occurred on July 10, 2009 and December 31, 2009, respectively. In accordance with ASC 805, any excess of fair value of acquired net assets over the acquisition consideration results in a bargain purchase in accordance with acquisition method of accounting, any resulting gain on bargain purchase must be recognized in earnings on the acquisition date. The gains on bargain purchases are disclosed on a separate line in the Company consolidated statement of operations for year ended December 31 2009. See Note 18 in the Consolidated Financial Statements for additional details concerning the gain.

Operating income—The Company, had operating income of $5.5 million and $3.3 million for the years ended December 31, 2010 and 2009, respectively. The increase in operating income is attributed to an increase in revenues and an improvement in the gross profit percent which improved 4.3% to 24.3% for 2010 from 20.0% for 2009. The additional gross margin generated by the increase in revenues and an increase the gross profit percent were offset by a $10.0 million increase in operating expenses. Operating expenses in 2009 were reduced $3.8 million by a gain on bargain purchases related to two acquisitions.

Interest expense—Interest expense was $2.4 million and $1.9 million for the years ended December 31, 2010 and 2009, respectively. The increase in interest expense is the result of an increase in interest rates applicable to the Company’s borrowing between years and an increase in average outstanding debt.

On July 9, 2009, the Company and its bank amended the Company’s Revolving Credit Facility, the Revolving Canadian Credit Facility and its Term Loan. Under the agreements the maturity dates were extended from April 1, 2010 to April 1, 2012. In connection with the extension, the Company agreed to an increase in interest rates. The interest on U.S. borrowing increased from prime rate plus .25% to prime plus 2.0%, interest rates on Canadian borrowings increased from Canadian prime rate plus 1.50% to Canadian prime rate plus 3.0% and interest on its term loan increased from the prime rate plus 1% to the prime rate plus 2.5%. On May 5, 2010, the bank reduced the interest rate on the Company’s revolving credit lines by 0.5% The increase in average outstanding debt is largely attributable to an increase in debt associated with the Badger and Load King acquisitions.

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

The foreign currency transaction loss for the year ended December 31, 2010 was $0.1 million and the foreign currency gain was $0.1 million for the year ended December 31, 2009. The aforementioned foreign currency gain or loss is net of forward currency contracts gains and losses.

Income tax (benefit)—The income tax expense was $1.0 million for the year ended December 31, 2010 and the income tax benefit was $2.1 million for the year ended December 31, 2009. The 2010 income tax expense relates primarily to current year Canadian and Italian income taxes. The 2009 income tax benefit relates primarily to the reversal in valuation allowance related to the change in realizability of the Company’s deferred tax assets, as deferred tax liabilities were recorded in connection with the Badger and Load King acquisition. The 2009 effective tax rate differs from the federal statutory rate due to the current utilization of prior year losses for which no benefit was previously received and a tax benefit related to a discrete item for the recognition of a deferred tax asset for the Texas Temporary Margin Tax Credit as a result of a resolution of an income tax examination.

Net income from continuing operations—Net income from continuing operations for the year ended December 31, 2010 was $2.1 million. This compares with a net income for the year ended December 31, 2009 of $3.6 million.

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

Results of continuing operations

For the year ended December 31, 2009, net income from continuing operations was $3.6 million, which consists of revenue of $55.9 million, cost of sales of $44.7 million, gains on bargain purchases of $3.8 million, research and development costs of $0.8 million, SG&A costs of $10.5 million, restructuring expenses of $0.3 million, interest expense of $1.9 million, foreign currency transaction gain of $0.1 million and income tax benefit of $2.1 million.

For the year ended December 31, 2008, net income from continuing operations was $1.8 million, which consists of revenue of $106.3 million, cost of sales of $88.9 million, research and development costs of $0.8 million, SG&A costs of $12.9 million, restructuring expenses of $0.3 million, interest expense of $2.0 million and other expense, foreign currency transaction expense of $0.1 million and income tax benefit of $0.4 million.

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

The decrease in revenues is attributed to the unprecedented stress in the world financial markets and the significant deterioration in economic conditions, especially in the United States and Europe that followed. The Company has experienced significant decreases in revenues across all its commercial product lines. However, our revenue from military sales, which have historically fluctuated significantly from year to year, were up over 100% in 2009. Our military related revenues in total comprised approximately 6% of 2009 total revenues. The overall decrease in revenues is overwhelmingly due to a decrease in unit sales of the Company’s heavy equipment products. Part sales (which traditionally account for approximately 16% of total revenues) have been adversely impacted. The percentage decrease in part sales was, however, not as severe as it was for unit sales. Part sales as a percent of total revenues increased to 28% in 2009 from 16% in the prior year. Although boom truck revenues were down dramatically in 2009, due to an overall market conditions, we were encouraged to see that our market share for boom trucks (our most significant product) continues to increase. Our market share for boom trucks increased to 36% for 2009 from 30% in 2008 and 21% in 2007.

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

Restructuring expenses—During the third quarter of 2008, the Company began to restructure the manufacturing processes at its Manitex Liftking facility with the objective of improving production efficiencies and lowering our costs. The Company began to experience the benefits of the staffing reductions in the fourth quarter of 2008. An evaluation of the current staffing was completed and as a result, the workforce was reduced by 26 employees to align the size of our workforce to our then current production requirements. In connection with the reduction in force, the Company was required to pay terminated employees $0.2 million in severance, which has been included in operating expense and is shown in the income statement on a line entitled “restructuring expenses.”

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

Selling, general and administrative expense—Selling, general and administrative expense for the year ended December 31, 2009 was $10.5 million compared to $12.9 million for the comparable period in 2008, a decrease of $2.4 million. Excluding the effect of the Badger, Crane and Schaeff acquisitions selling, general and administrative expense would have decreased $4.4 million, as Badger had 2009 expenses of $0.5 million and Crane and Schaeff had expenses of $0.8 million and $0.8 million for the nine months ended September 30, 2009, respectively. Our fourth quarter results for both 2008 and 2009 included selling, general and administrative expenses for the Crane and Schaeff operations as these two operations were acquired on October 6, 2008. A decrease in compensation expense accounts for approximately 60% of the decrease. The decrease in compensation expenses is attributed to headcount reductions of salaried and hourly employees, virtual elimination of overtime, suspension of additional hires and merit increases, reduction in salaried pay, and benefits and the introduction of shortened workweeks as well as the impact that lower sales had on commissions. Compensation expense was further reduced through the elimination of bonuses and a decrease in stock related compensation, as the Company did not make any stock grants in 2009.

Show and travel expenses were down in 2009 in part because 2008 included costs of approximately $0.3 million related to our participation in the Con Expo trade show in March 2008. The Con Expo show, which is held every three years, was held in Las Vegas from March 11 to March 15, 2008. This show is an international gathering place for the construction industries.

The remaining decrease in selling general and administrative expense is due to decrease in legal costs, recruiting fees, public relation expenses and lower D&O insurance premiums, as well as a lower average Canadian exchange rate for 2009.

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

Interest expense—Interest expense was $1.9 million and $2.0 million for the years ended December 31, 2009 and 2008, respectively. The decrease in interest is due to lower interest rates through July 9, 2009. The prime rate decreased in several increments from 7.25% at January 8, 2008 to 3.25% at December 16, 2008. The prime rate remained unchanged at 3.25% for the entire year ended December 31, 2009. The Company benefited from lower interest rates as a significant portion of our debt is indexed to the prime rate.

However, on July 9, 2009, the Company and its bank amended the Revolving Credit Facility, the Revolving Canadian Credit Facility and its Term loan. Under the agreements the maturity dates were extended from April 1, 2010 to April 1, 2012. In connection with the extension, the Company agreed to increased interest rates. The interest on U.S. borrowing increased from prime rate plus .25% to prime plus 2.0%; interest rates on Canadian borrowings increased from Canadian prime rate plus 1.50% to Canadian prime rate plus 3.0%; and interest on its term loan increased from the prime rate plus 1% to the prime rate plus 2.5%. The effect of the aforementioned increases in interest rates was offset by a decrease in the prime rate.

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

SEGMENT INFORMATION

Lifting Equipment Segment

	2010 (1)	2009 (1)	2008 (1)
Net revenues	$88,736	$52,392	$103,343
Operating income	8,722	5,420	6,382
Operating margin	9.8%	10.3%	6.2%

(1)	Financial results for acquisitions are included from the date of acquisition: October 6, 2008 for the assets of Schaeff Lift Truck, July10, 2009 for Badger Equipment Company and December 31, 2009 for Manitex Load King, Inc. CVS operating results are included since commencement of operations which occurred in the third quarter of 2010.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Revenues— Net revenues increased $36.3 million to $88.7 million for the year ended December 31, 2010 from $52.4 million for the comparable period in 2009. We believe that it is useful to adjust 2010 revenues to exclude the impact of the Badger and Load King acquisitions and operations begun in 2010 (CVS Ferrari, srl). Adjusted 2010 revenues of $68.8 million represent an increase of $16.4 million or 31.3% over 2009 revenues of $52.4 million. Approximately 85% of the increase in 2010 revenues is attributed to an increase in military revenues. The remaining increase is attributed to an increase in sales of commercial products across all of our major commercial product lines.

Operating Income and Operating Margins— Operating income of $8.7 million for the year ended December 31, 2010 was equivalent to 9.8% of net revenues compared to an operating income of $5.4 million for the year ended December 31, 2009 or 10.3% of net revenues. Adjusting operating income to exclude the gains on bargain purchases would result in an adjusted operating income of $1.6 million or 3.1% of revenue for the year ended December 31, 2009.

The increase in operating income is attributed to an increase in revenues and an improvement in the gross profit percent, which improved by 5.1% which together generated an additional $11.6 million in gross profit which was offset by an increase in operating expenses of $8.3 million. Operating expenses for 2009 were reduced by $3.8 million by gains on bargain purchases related to two acquisitions. Excluding the effect of gains on bargain purchases, operating expenses increased by $4.5 million. The impact of the Badger and Load King acquisitions and operations begun in 2010 (CVS Ferrari, srl ) accounts for approximately $3.5 million of the increase. A strengthening Canadian dollar accounts for $0.3 million of the increase, i.e., the effect that a stronger Canadian dollar had on the conversion of Canadian dollar denominated expenses of our Canadian’s subsidiary into U.S .dollars. Of the remaining $0.7 million over half of the increase is attributed to higher selling and freight costs, associated with increased revenues. The balance is due to increases in employee bonuses, legal costs, and research and development expenditures.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Revenues— Net revenues decreased $51.0 million to $52.4 million for the year ended December 31, 2009 from $103.3 million for the comparable period in 2008. Excluding the effect of the Badger, and Schaeff acquisitions revenues would have decreased $56.5 million, as Badger had 2009 revenues of $3.7 million and Schaeff had revenues of $1.8 million for the nine months ended September 30, 2009, respectively. Our fourth quarter results for both 2008 and 2009 had revenues for Schaeff as it was acquired on October 6, 2008. The decrease in revenues is attributed to the unprecedented stress in the world financial markets and the significant deterioration in economic conditions, especially in the United States and Europe that followed. The Company has experienced significant decreases in revenues across all its commercial product lines. However, our military revenues, which have historically fluctuated significantly from year to year, were up over 100% in 2009. The governmental related revenues in total comprised approximately 6% of the segment’s 2009 revenues. The overall decrease in revenues is overwhelmingly due to a decrease in unit sales of the Company’s heavy equipment products. Part sales have also been adversely impacted. The percentage decrease in part sales was, however, not as severe as it was for unit sales. Although boom truck revenues were down dramatically in 2009, due to overall market conditions, we were encouraged to see that our market share for boom trucks (our most significant product) continues to increase. Our market share for boom trucks increased to 36% for 2009 from 30% in 2008 and 21% in 2007.

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

Operating Income and Operating Margins— Operating income of $5.4 million for the year ended December 31, 2009 was equivalent to 10.3% of net revenues compared to an operating income of $6.4 million for the year ended December 31, 2008 or 6.2% of net revenues. Adjusting operating income to exclude the gains on bargain purchases would resulted in an adjusted operating income of $1.6 million or 3.1% of revenue for the year ended December 31, 2009. The decrease in adjusted operating income and adjusted operating income as a percentage of net revenues was entirely due to a decrease in revenue as the gross margin percent improved by approximately 2.8%. This improvement was attributed to a significant improvement in our margin for material handling products and favorable effect that the Schaeff acquisition had on our gross margin percent. The improvement in forklift/specialized carrier margin percent was due to restructuring activities that occurred during the second half of 2008 and during the first quarter 2009, to a weakening of the Canadian dollar, and a favorable product mix (the result of increased military business). Schaeff margins were high as part sales accounted for a very significant portion of their 2009 revenues. Part sales across all product lines have higher margins. Our crane products gross margin percent for 2009 decreased slightly from the prior year (less than 1%) as our restructuring initiatives and other cost savings measures did not fully offset the effect of a change in mix towards lower tonnage cranes and the decrease in volume. The decrease in gross profit was partially offset by a decrease of $1.9 million in operating expenses.

Equipment Distribution Segment

	2010	2009	2008 (1)
Net revenues	$7,139	$3,495	$2,998
Operating income	33	(79)	68
Operating margin	0.5%	(2.3)%	2.3%

(1)	Financial results for acquisitions are included from the date of acquisition: October 6, 2008 for the assets of Crane & Machinery, Inc.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net revenues—The Equipment Distribution segment net revenue increased $3.6 million to $7.1 million for the year ended December 31, 2010 from $3.5 million in the prior year. Approximately $3.0 million of the increase is related to the sale of used construction equipment. As mention earlier, we expanded our Equipment Distribution segment in the second quarter of 2010 by creating a new division, North American Equipment Exchange (“NAEE” ), to market previously-owned construction and heavy equipment, domestic and internationally. This division provides a wide range of used lifting and construction equipment of various ages and condition, and the Company has the capability to refurbish the equipment to the customers’ specification.

Operating Income (loss) and Operating Margins—Operating income of $0.03 million for the year ended December 31, 2010 was equivalent to 0.5% of net revenues compared to an operating loss $0.08 million for the year ended December 31, 2009 or (2.3)% of net revenues. The change in operating income is due to an increase in revenues from 2009 to 2010. The gross margin percent, however, decreased between years due to a change in product mix. Part sales, which have significantly higher margins than unit sales, represent a much lower percent of revenues in 2010 than in 2009. The percentage of revenues related to part sales is much lower because the sales of used construction equipment increased total revenues significantly but did not generate a corresponding increase in part sales. We did not expect a corresponding increase in part sales as our current part sales business supports a very broad customer base both nationally and internationally. An increase in operating expenses, associated with increased revenues, in part offsets the increase in gross profit.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net revenues—The Equipment Distribution segment net revenue increased $0.5 million to $3.5 million for the year ended December 31, 2009 from $3.0 million in the prior year. The increase was the result of 2009 being a full year whereas 2008 was a three month period as Crane was acquired on October 6, 2008. Pro forma revenues for 2008 assuming the Crane acquisition occurred on January 1, 2008 are $10.5 million.

On a pro forma basis Cranes revenues decreased $7.0 million to $3.5 million for 2009 from $10.5 million for 2008. The dramatic decrease in revues was attributed to the unprecedented stress in the world financial markets that began in September 2008 and the significant deterioration in economic conditions, especially in the United States and Europe that followed. As result, the Crane’s 2009 revenues on pro forma basis decreases $5.8 million, the remaining decrease of $1.2 million was related decrease in part sales and service revenues.

Operating (loss) Income and Operating Margins—The operating loss of $0.1 million for the year ended December 31, 2009 was equivalent to (2.3)% of net revenues compared to operating income of $0.1 million for the year ended December 31, 2008 or 2.3% of net revenues. The change in operating income was due to a decrease in revenues from 2008 to 2009 and the fact that operating expense for 2009 was for a full year and 2008 were only for three months. The gross margin percent for 2009 was higher than it was in 2008, primarily because part sales comprise a much larger percent of total revenues in 2009 that they did in 2008. Part sales have higher margins.

Liquidity and Capital Resources

Cash and cash equivalents were $0.7 million and $0.3 million at December 31, 2010 and December 31, 2009, respectively. As of December 31, 2010, the Company had approximately $3.6 million available to borrow under its credit facilities.

In 2010, existing debt (including lines of credit, capital lease obligations and the current portion of notes payable and capital lease obligations) increased $0.5 million dollars to $34.0 million from $33.5 million at December 31, 2009. The increase in debt is attributed to our two newly formed operations: North American Equipment Exchange and CVS Ferrari srl. Combined, the two new entities had outstanding borrowing of $0.7 million at December 31, 2010.

Our debt increased by approximately $0.5 million. The following is a summary of changes in debt:

	Increase/ (decrease)
Revolving credit facility	$3.6	million
Revolving Canadian credit facility	(0.9)	million
Revolving credit facility – Equipment line	0.5	million
Liftking acquisition note	(0.7)	million
Badger acquisition note	(0.5)	million
QVM acquisition bank debt	(0.6)	million
Capital leases	(0.5)	million
Floor plan	(0.1)	million
Note payable—Terex	(0.2)	million (including $0.15 million paid with Company Stock)
Manitex stock note	(0.3)	million (paid in Company Stock)
CVS borrowing	0.2	million

	$0.5	million

In 2009, our Canadian subsidiary, Manitex Liftking, increased its borrowing by $3.0 million under the Revolving Canadian credit facility. Borrowings were increased in the prior year to fund an increase in sales. In last year’s Management’s Discussion and Analysis section of the Annual Report on Form 10-K, we indicated that availability would increase by $3.0 million during 2010 as some very large orders shipped in the fourth quarter and additional large orders were scheduled to ship in the first and second quarter of 2010. Because our business remained strong throughout 2010, the outstanding borrowing against our Canadian credit facility remained elevated. As such, the availability under the facility only increased by $0.9 million.

In 2009, existing debt (including lines of credit, capital lease obligations and the current portion of notes payable and capital lease obligations) increased $5.4 million dollars to $33.5 million from $28.1 million at December 31, 2008. The increase in debt was entirely attributed the Badger and Load King acquisitions. In connection with the Badger acquisition, the Company issued a promissory note for $2.8 million which was determined to have fair market value of $2.4 million and entered into a $1.7 million capital lease for Badger facility. In connection with the Load King acquisition, the Company issued a promissory note for $2.8 million which was determined to have fair market value of $2.6 million. Excluding the new debt associated with the Badger and Load King acquisition debt, our debt would have decreased by approximately $1.3 million in 2009.

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

Outstanding borrowings

The following is a summary of our outstanding borrowings at December 31, 2010

	Outstanding Balance	Interest Rate	Interest Paid	Principal Payment
Revolving credit facility	$15.3 million	4.75%	Monthly	n.a.
Revolving Canadian credit facility	4.2 million	5.50%	Monthly	n.a.
Revolving credit facility – Equipment Line	0.5 million	4.75%	Monthly	n.a.
Liftking acquisition note	0.2 million	4.00%	Quarterly	$0.2 million quarterly
Badger acquisition note	2.0 million	11. %	Quarterly	$0.6 million each July 10
Load King acquisition note	2.6 million	8%	Quarterly	$0.5 million annually beginning 12/31/11
QVM acquisition bank debt	0.6 million	5.75%	Monthly	$0.05 million monthly
Note payable – floor plan	1.6 million	6.0%	Monthly	Over 48 months beginning August and September 2010
Note payable – Terex	1.5 million	6.0%	Quarterly	$0.25 million March 1 ($0.15 million can be paid in stock)
Capital lease – Georgetown facility	3.9 million	12%	Monthly	$0.07 million monthly payment includes interest
Capital leases – Winona facility	1.4 million	6.13%	Monthly	$0.025 million monthly payment includes interest
Borrowings against letters of credit	0.2 million	1.906%	Monthly	Upon payment of letter of credit

	$34.0 million

Future availability under credit facilities

As stated above, the Company had cash of $0.7 million and approximately $3.6 million available to borrow under its credit facilities at December 31, 2010.

Both the U.S. and Canadian credit facilities are asset based. The maximum the Company may borrow under either facility is the lower of the credit line or the available collateral, as defined in the credit agreements. Collateral under the agreements consists of stated percentages of eligible accounts receivable and inventory. Beginning in September 2008, the financial markets in the United States and globally came under incredible stress. A substantial deterioration in economic conditions, especially in the United States and Europe, followed. As a result, the Company has seen a significant contraction in its business, which is continuing. This contraction in business generally means that accounts receivable and inventory balances are reduced and the maximum that Company can borrow under its revolving credit facilities is also reduced. The Company has implemented significant across the board cost reductions to ensure that operating activity is balanced with current demand levels and to reduce cash requirements to the extent possible and has operated at a profit during 2010.

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

We will likely need to raise additional capital through debt or equity financings to support our growth strategy, which may include additional acquisitions. There is no assurance that such financing will be available or, if available, on acceptable terms

2010

Operating activities generated $0.1 million of cash for the year ended December 31, 2010, and is comprised of net earnings of $2.1 million, and non-cash items of $3.4 million offset by an increase in working capital of $5.4 million. Amortization and depreciation accounts for $3.1 million or over ninety percent of total non-cash items. The remaining non-cash items, none of which are significant, net to $0.3 million. The increase in working capital is principally due to increases in accounts receivable and other receivables, inventory and prepaid expense of $9.8 million, $3.0 million and $0.8 million offset by increases in accounts payables and accrued expenses of $5.7 million and $2.1 million, respectively. Approximately 50% of the increases in accounts receivable including other receivables and inventory are related to operations that began operating in during 2010. The remaining increases in accounts receivable and inventory are attributed to increased revenues at our core business. The increase in prepaid expense is entry related CVS Ferrari, srl (“CVS”), which began operations in the third quarter of 2010. Prepaid expense at CVS consists principally of advance payments made to inventory suppliers. Nearly the entire increase in accounts payable is again related to operations that began operating in during 2010. The increase in accrued expenses are attributed to increases accrued payroll and associated costs, accrued bonuses, accrued commissions and increases in income tax and other taxes payable. The increases in the aforementioned accrued expenses are principally attributed to increase revenues and improved profitability (after excluding the effect of the 2009 gain on the bargain purchases). Operations, that began operating in 2010, also contributed to the increase in accrued expenses, but were not the principal cause of the increase.

Cash flows related to investing activities consumed $0.3 million of cash for the year ended December 31, 2010, as capital expenditures of $0.5 million were partially offset by proceeds of $0.2 million from the sale of equipment. Capital expenditures include approximately $0.3 million of building improvements at our newly leased facility in Bridgeview, Illinois.

Financing activities generated $0.6 million in cash for the year ended December 31, 2010. The above table shows a net increase in outstanding debt of $0.5 million. Included in this net increase of $0.5 million are two non-cash debt reductions that total $0.4 million whose impact are excluded from the cash flow statement. See Note 13 to the Consolidated Financial Statements.

2009

Operating activities generated $2.2 million of cash for the year ended December 31, 2009, and was comprised of net earnings of $3.6 million, a decrease in working capital of $1.8 million offset by negative non-cash items of $3.2 million. Amortization and depreciation of $2.5 million, a non-cash charge and source of cash, was more than offset by the $3.8 million non-cash gain on bargain purchases and the increase in deferred taxes of $1.9 million, which was primarily related to the reversal in valuation allowance related to the change in realizability of the Company’s deferred tax assets, as deferred tax liabilities were recorded in connection with the Badger and Load King acquisition.

The decrease in working capital resulted primarily from a decrease in accounts receivables of $7.9 million offset by increases in inventory of $0.1 million, prepaid expenses of $0.5 million, other assets of $0.1 million and decreases in accounts payable of $4.0 million, accrued expense of $1.2 million and other current liabilities of $0.2 million. The decrease in accounts receivable and accounts payable are attributed to the significant decrease in revenues from 2008 to 2009. Inventory did not decrease primarily because it included finished goods (related to a $3.4 million sale) which were shipped F.O.B. destination predominately in October and November. The units were still in inventory as the units had not been received by the customer at December 31, 2009. The customer, an international agency, purchased the items and had us ship the units to remote locations, which accounted for the extremely long delivery times. The increase in prepaid expense and the decrease in accrued items (in part) is the result of having a tax receivable and a receivable related to forward currency contracts in 2009 as opposed to liabilities for these two items in 2008. The remaining decrease in accrued expense was the result of the decrease in revenues and the associated reductions in items such as accrued warranty, bonuses, commissions, etc.

Investing activities consumed $0.3 million of cash. The Company used $0.1 million to acquire Badger and Load King and invested $0.1 million for capital equipment.

Financing activities consumed $2.0 million of cash. During the year, the Company increased its borrowing, which provided $3.4 million, which was more than offset by payments of $2.3 million on existing notes and capital leases and a reduction in our U.S. credit facility of $3.2 million. New borrowings were comprised of an increase of $2.4 million on our Canadian credit facility, $0.6 million in notes to finance insurance premiums, and $0.4 million borrowed under a floorplan financing agreement, used to finance cranes purchased by Crane. Payments of approximately $0.7 million, $0.6 million, $0.6 million, $0.4 million and $0.1 million were made to reduce the Liftking-Industries note, a bank note payable, notes to finance insurance, capital leases and the note payable-Terex, respectively.

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

OFF BALANCE SHEET ARRANGEMENTS

On September 24, 2010, Comerica Bank issued a 1.0 million Euro standby letter in fulfillment of CVS’s obligations under the rental agreement. The standby letter of credit expires on July 31, 2012. Comerica has a security interest in substantially all the assets of the Company to support the standby letter of credit.

CONTRACTRUAL OBLIGATIONS

The following is a schedule as of December 31, 2010 of our long-term contractual commitments, future minimum lease payments under non-cancelable operating lease arrangements and other long-term obligations.

	Payments due by period
	Total	2011	2012- 2013	2014- 2015	Thereafter
Revolving credit facilities	$20,007	$—	$20,007	$—	$—
Term loan	6,972	2,059	2,550	1,791	572
Short term note	203	203	—	—	—
Floor Plan	1,589	390	863	336	—
Operating lease obligations	2,658	1,085	971	502	100
Consulting agreement at CVS Ferrari, srl	429	429	—	—	—
Capital lease obligations (3)	7,811	1,122	2,229	2,584	1,876
Purchase obligations	19,636	19,636	—	—	—

Total	$59,305	$24,924	$26,620	$5,213	$2,548

(1)	Purchase obligations include commitments of approximately $19.5 million relating to inventory items. The balance is attributable to non-inventory items, including fixed assets, research and development materials, supplies and services
(2)	At December 31, 2010, the Company had unrecognized tax benefits of $131 for which the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective tax authority. Thus, these liabilities have not been included in the contractual obligations table. See footnote 12.
(3)	Capital lease obligations includes imputed interest.

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

Foreign Currency Translation and Transactions. The financial statements of the Company’s non-U.S. subsidiaries are translated using the current exchange rate for assets and liabilities and the weighted-average exchange rate for the year for income and expense items. Resulting translation adjustments are recorded to Accumulated Other Comprehensive Income (“OCI”) as a component of stockholders’ equity.

The Company converts receivables and payables denominated in other than the Company’s functional currency at the exchange rate as of the balance sheet date. The resulting transaction exchange gains or losses, except for certain transaction gains or losses related to intercompany receivable and payables, are included in other income and expense. Transaction gains and losses related to intercompany receivables and payables not anticipated to be settled in the foreseeable future are excluded from the determination of net income and are recorded as a translation adjustment to Accumulated Other Comprehensive Income (“OCI”) as a component of stockholders’ equity.

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

The Company enters into forward currency exchange contracts in relationship such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. The forward currency exchange contracts that the Company has to offset existing assets and liabilities denominated in other than the reporting units’ functional currency have been determined not to be considered a hedge under ASC 815-10. The Company records at the balance sheet date the forward currency exchange contracts at its market value with any associated gain or loss being recorded in current earnings. Both realized and unrealized gains and losses related to forward currency contracts are included in current earnings and are reflected in the Statement of Operations in the other income expense section on the line titled foreign currency transaction losses. Items denominated in other than a reporting units functional currency includes U.S. denominated accounts receivables and accounts payable held by our Canadian subsidiary. Additionally, there is a note payable for CDN $200 issued in connection with the Liftking acquisition. The US dollar liability for this note is adjusted each month based on the month end exchange rate, currency gains and losses are included in income each month.

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

Other Intangible Assets.—The Company accounts for Other Intangible Assets under the guidance of ASC 350, “Intangibles—Goodwill and Other”. The Company capitalizes certain costs related to patent technology. Additionally, a substantial portion of the purchase price related to the Company’s acquisitions has been assigned to patents or unpatented technology, trade name, customer backlog, and customer relationships. Under the guidance, Other Intangible Assets with definite lives are amortized over their estimated useful lives.

Goodwill.—Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is reviewed for impairment annually, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceed their fair value. The Company does not amortize goodwill, in accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 350, “Intangibles—Goodwill and Other” (“ASC 350”). The Company selected October 1 as the date for the required annual impairment test.

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

The goodwill impairment analysis is a two-step process. The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. The Company evaluates goodwill for impairment using a business valuation method, which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer. This analysis did not indicate impairment. The market approach was also considered in evaluating the potential for impairment by calculating fair value based on multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”) of comparable, publicly traded companies. This analysis also did not indicate impairment. Moreover, we also observed implied EBITDA multiples from relatively recent merger and acquisition activity in the industry, which was used to test the reasonableness of the results

The determination of fair value requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, revenue growth and operating earnings projections, discount rates, terminal growth rates, and required capital expenditure projections. Due to the inherent uncertainty involved in making these estimates, actual results could differ materially from those estimates. Deterioration in the market or actual results as compared with our projections may ultimately result in a future impairment. In the event we determine that goodwill is impaired in the future, we would need to recognize a non-cash impairment charge.

At October 1, 2010 (our testing date), our market capitalization was below book value. While the market capitalization was considered in our evaluation of fair value, the market metric is only one indicator of fair value. It has been our opinion that the market capitalization approach is not a reliable indicator of the value for the Company, either now or in the past. Our conclusion is based on the fact that trading volume on our stock is very limited, the Company does not provide guidance nor is there is any significant analyst coverage. Furthermore, very modest sized trades can impact the stock price significantly because our trading volume is so low.

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

Impairment of Long Lived Assets.—The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value. Future cash flow projections include assumptions for future sales levels, the impact of cost reduction programs, and the level of working capital needed to support each business. The amount of any impairment then recognized would be calculated as the difference between the estimated fair value and the carrying value of the asset. The Company did not have any impairment for the years ended December 31,2010, 2009 and 2008.

Warranty Expense. The Company establishes reserves for future warranty expense at point when revenue is recognized by the Company and is based on a percentage of revenues. The provision for estimated warranty claims, which is included in cost of sales, is based on sales.

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

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 a revision of business combinations guidance which was later codified under ASC 805, “Business Combinations.” The revised guidance retains the underlying concepts that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but changes the application of the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. In April 2009, the FASB issued further guidance which clarifies the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This requires that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. If the acquisition date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized based on guidance in ASC 450, “Contingencies,” which provides thresholds for recognition based on probability and the ability to reasonably estimate an amount or range of amounts. This guidance was effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, which, for the Company, was January 1, 2009. As discussed in Note 5—Acquisitions, the adoption of this guidance affected the reporting of our acquisition of Badger Equipment and Manitex Load King, Inc.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which amends the consolidation guidance applicable to variable interest entities, later codified under ASC 810. It replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative and requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. This standard also requires additional disclosures about an enterprise’s involvement in variable interest entities. This standard is effective for us in our interim and annual reporting periods beginning on and after January 1, 2010. Earlier application is prohibited. Adoption of this guidance did not have a significant impact on the determination or reporting of our financial results.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements”, which amended ASC 605, “Revenue Recognition.” This guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how to allocate the consideration to each unit of accounting. In an arrangement with multiple deliverables, the delivered item(s) shall be considered a separate unit of accounting if the delivered items have value to the customer on a stand-alone basis. Items have value on a stand-alone basis if they are sold separately by any vendor or the customer could resell the delivered items on a stand-alone basis and if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor.

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

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

•

For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and,

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The provisions were adopted on January 1, 2009. The adoption did not have a material impact on the Company’s Consolidated Financial Statements.

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

In February 2010, the FASB issued Accounting Standards Update 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. In addition, the amendments in the ASU requires an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The guidance has been adopted and did not have a material impact on the Company’s Consolidated Financial Statements.

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

In April 2010, the FASB issued Accounting Standards Update 2010-13, Compensation-Stock Compensation Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades—a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires additional disclosures about the credit quality of financing receivables and the allowance for credit losses. The purpose of the additional disclosures is to enable users of financial statements to better understand the nature of credit risk inherent in an entity’s portfolio of financing receivables and how that risk is analyzed. The new disclosures are required to be made in interim and annual periods ending on or after December 15, 2010. The adoption of ASU 2010-20 did not have an impact on our consolidated financial results.

In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires the company to perform Step 2 if it is more likely than not that a goodwill impairment may exist. ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company will adopt these standards on January 1, 2011 and is currently assessing the impact on its condensed consolidated financial statements. Under the guidance any impairment recorded upon adoption is recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). This standard update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. ASU 2010-29 is therefore effective for acquisitions made after January 1, 2010. We expect that ASU 2010-29 may impact our disclosures for any future business combinations, but the effect will depend on acquisitions that may be made in the future.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting filers.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Index to Financial Statements

The financial statements of the registrant required to be included in Item 8 are listed below:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Manitex International, Inc.

We have audited the accompanying consolidated balance sheets of Manitex International, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Manitex International, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP
UHY LLP

Sterling Heights, Michigan
March 30, 2011

MANITEX INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

(In thousands, except per share data)

As of December 31,

	2010	2009
ASSETS
Current assets
Cash	$662	$287
Trade receivables (net)	19,557	10,969
Other receivables	1,440	49
Inventory (net)	30,694	27,277
Deferred tax asset	650	673
Prepaid expense and other	1,700	892

Total current assets	54,703	40,147

Total fixed assets (net)	10,659	11,804

Intangible assets (net)	20,403	22,401
Deferred tax asset	5,249	5,796
Goodwill	14,452	14,452
Other long-term assets	51	85

Total assets	$105,517	$94,685

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable—short term	$2,646	$2,624
Current portion of capital lease obligations	564	520
Accounts payable	14,447	8,565
Accounts payable related parties	481	618
Accrued expenses	4,335	2,145
Other current liabilities	538	97

Total current liabilities	23,011	14,569

Long-term liabilities
Revolving term credit facilities	20,007	16,788
Deferred tax liability	5,473	5,952
Notes payable	6,119	8,323
Capital lease obligations	4,683	5,256
Deferred gain on sale of building	2,789	3,169
Other long-term liabilities	161	200

Total long-term liabilities	39,232	39,688

Total liabilities	62,243	54,257

Commitments and contingencies
Shareholders’ equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at December 31, 2010 and December 31, 2009	—	—
Common Stock—no par value, Authorized, 20,000,000 shares authorized Issued and outstanding, 11,394,621 and 11,160,455 at December 31, 2010 and December 31, 2009, respectively	46,920	46,375
Warrants	1,788	1,788
Paid in capital	6	93
Accumulated deficit	(6,148)	(8,257)
Accumulated other comprehensive income	708	429

Total shareholders’ equity	43,274	40,428

Total liabilities and shareholders’ equity	$105,517	$94,685

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share data)

For the years ended December 31,

	2010	2009	2008
Net revenues	$95,875	$55,887	$106,341
Cost of sales	72,541	44,730	88,876

Gross profit	23,334	11,157	17,465
Operating expenses
Research and development costs	1,173	836	819
Restructuring expenses	176	255	329
Selling, general and administrative expense	16,448	10,537	12,909
Gain on bargain purchase	—	(3,815)	—

Total operating expenses	17,797	7,813	14,057

Operating income	5,537	3,344	3,408
Other income (expense)
Interest expense	(2,450)	(1,864)	(1,961)
Foreign currency transaction gain (loss)	(65)	59	(99)
Other income	113	3	44

Total other expense	(2,402)	(1,802)	(2,016)

Income from continuing operations before income taxes	3,135	1,542	1,392

Provision (benefit) for taxes on income	1,026	(2,097)	(407)

Net income from continuing operations	2,109	3,639	1,799

Discontinued operations:
Income from discontinued operations, net of income taxes of $0 in 2008	—	—	199
Gain on sale or closure of discontinued operations, net of income taxes of $0 in 2008	—	—	200

Net income	$2,109	$3,639	$2,198

Basic earning per share:
Income from continuing operations	$0.19	$0.33	$0.18
Income from discontinued operations, net of income taxes	$—	$—	$0.02
Gain on sales or closure of discontinued operations, net of income taxes	$—	$—	$0.02

Net earnings	$0.19	$0.33	$0.22

Diluted earnings per share:
Income from continuing operations	$0.19	$0.33	$0.17
Income from discontinued operations, net of income taxes	$—	$—	$0.02
Gain on sales or closure of discontinued operations, net of income taxes	$—	$—	$0.02

Net earnings	$0.19	$0.33	$0.21

Shares used to calculate earnings per share:
Basic	11,362,361	10,957,646	10,071,585
Diluted	11,380,966	10,965,444	10,375,062

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years ended December 31, 2010, 2009 and 2008

(In thousands, except per share data)

	Common Stock		Paid in Capital	Warrants	(Accumulated Deficit)	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance, December 31, 2007	9,809,340	$41,915	$72	$1,788	$(14,094)	$(21)	$1,026	$1,024	$31,710

QVM note exchange – related party	211,074	1,072							1,072
Noncontrolling interest -Subsidiary Stock exchange	266,000	1,024						(1,024)	—
Crane and Schaeff acquisition	269,378	867							867
Employee 2004 incentive plan grant	30,629	151	167						318
Repurchase to satisfy withholding and cancelled	(2,043)	(7)							(7)
Amortization of unearned deferred compensation						21			21
Net Income					2,198				2,198
Loss on foreign currency translation							(1,165)		(1,165)

Comprehensive income									1,033

Balance, December 31, 2008	10,584,378	$45,022	$239	$1,788	$(11,896)	$—	$(139)	$—	$35,014

Badger acquisition	300,000	976							976
Share issued to repay debt	147,059	150							150
Employee 2004 incentive plan grant	131,637	233	(146)						87
Repurchase to satisfy withholding and cancelled	(2,619)	(6)							(6)
Net Income					3,639				3,639
Gain on foreign currency translation							568		568

Comprehensive income									4,207

Balance, December 31, 2009	11,160,455	$46,375	$93	$1,788	$(8,257)	$—	$429	$—	$40,428

Share issued to repay debt	195,545	400							400
Employee 2004 incentive plan grant	47,451	165	(87)						78
Repurchase to satisfy withholding and cancelled	(8,830)	(20)							(20)
Net Income					2,109				2,109
Gain on foreign currency translation							242		242
Derivative instrument fair market adjustment – net of income taxes							37		37

Comprehensive income									2,388

Balance, December 31, 2010	11,394,621	$46,920	$6	$1,788	$(6,148)	$—	$708	$—	$43,274

The accompanying notes are an integral part of these financial statements.

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of Dollars)

For the years ended December 31,

	2010	2009	2008
Cash flows from operating activities:
Net income	$2,109	$3,639	$2,198
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,139	2,453	2,008
Gain on bargain purchases	—	(3,815)	—
Provisions for customer allowances	67	(46)	(47)
Gain on disposal of assets	(39)	—	(36)
Deferred income taxes	93	(1,949)	(461)
Inventory reserves	123	54	47
Reserves for uncertain tax positions	(39)	(27)	13
Stock based deferred compensation	78	86	339
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(9,785)	7,856	(650)
(Increase) decrease in accounts receivable – related party	—	—	(277)
(Increase) decrease in inventory	(3,002)	(54)	(5,328)
(Increase) decrease in prepaid expenses	(793)	(533)	491
(Increase) decrease in other assets	34	(85)	—
Increase (decrease) in accounts payable	5,676	(4,307)	2,080
Increase (decrease) in accounts payable related parties	(137)	430	—
Increase (decrease) in accrued expense	2,135	(1,234)	(1,719)
Increase (decrease) in other current liabilities	438	(225)	(126)
Discontinued operations – cash provided by (used) for operating activities	—	—	(93)

Net cash provided by (used) for operating activities	97	2,243	(1,561)

Cash flows from investing activities:
Proceeds from sale of fixed assets	216	10	58
Purchase of property and equipment	(511)	(139)	(630)
Acquisition of business, net of cash acquired	—	(139)	(817)

Net cash used for investing activities	(295)	(268)	(1,389)

Cash flows from financing activities:
Borrowing on revolving credit facility	4,077	2,419	3,219
Repayment on revolving credit facility	(1,107)	(3,163)	—
New borrowings – notes payable	1,209	997	1,809
Note payments	(3,016)	(1,943)	(1,879)
Shares repurchased for income tax withholding on share-based compensation	(20)	(6)	(7)
New capital leases	—	51	—
Repayment on capital lease obligations	(529)	(376)	(284)

Net cash provided by (used) for financing activities	614	(2,021)	2,858

Effect of exchange rate change on cash	(41)	(92)	(52)
Net decrease in cash and cash equivalents	416	(46)	(92)
Cash and cash equivalents at the beginning of the year	287	425	569

Cash and cash equivalents at end of year	$662	$287	$425

Supplemental disclosure of cash flow information:
Cash paid during the year for
Interest	$2,443	$1,828	$2,024
Income taxes	$65	$16	$161

(See note 13 for other supplemental cash flow information)

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

Manitex International, Inc. (the “Company”) is a leading provider of engineered lifting solutions. The Company operates in two business segments, the Lifting Equipment segment and the Equipment Distribution segment.

Lifting Equipment Segment

The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries. Through its Manitex, Inc. subsidiary it markets a comprehensive line of boom trucks and sign cranes. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including, roads, bridges and commercial construction. Its Badger Equipment Company subsidiary (“Badger”) acquired on July 10, 2009, is a manufacturer of specialized rough terrain cranes and material handling products, including a newly introduced 30-ton model, the first in a new line of specialized high quality rough terrain cranes. Badger primarily serves the needs of the construction, municipality, and railroad industries.

The Manitex Liftking subsidiary sells a complete line of rough terrain forklifts, including the Liftking and Noble product lines, as well as special mission oriented vehicles, and other specialized carriers, heavy material handling transporters and steel mill equipment. Manitex Liftking’s rough terrain forklifts are used in both commercial and military applications. Specialty mission oriented vehicles and specialized carriers are designed and built to meet the Company’s unique customer needs and requirements. The Company’s specialized lifting equipment has met the particular needs of customers in various industries that include utility, ship building and steel mill industries . Schaeff, which produces a line of electric forklifts further expands the Lifting Equipment segment.

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

July 1, 2010, the Company’s newly formed Italian subsidiary, CVS Ferrari, srl (“CVS) entered into an agreement to rent certain assets of CVS SpA on an exclusive rental basis, during the Italian bankruptcy process (concordato preventivo) the business of CVS SpA. CVS SpA is located near Milan, Italy and designed and manufactured a range of reach stackers and associated lifting equipment for the global container handling market, which were sold through a broad dealer network. During the third quarter 2010, CVS Ferrari, srl commenced operations and used the rental assets in its operations.

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

Note 3. Summary of Significant Accounting Policies

The summary of significant accounting policies of Manitex International Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

Allowance for Doubtful Accounts—The Company has adopted a policy consistent with U.S. GAAP for the periodic review of its accounts receivable to determine whether the establishment of an allowance for doubtful accounts is warranted based on the Company’s assessment of the collectability of the accounts. The Company established an allowance for bad debt of $163 and $76 at December 31, 2010 and 2009, respectively. The Company also has in some instances a security interest in its accounts receivable until payment is received.

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

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense for continuing operations for the years ended December 31, 2010, 2009, and 2008 was $1,107, $575, and $299, respectively.

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

The goodwill impairment analysis is a two-step process. The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. Our step one testing did not indicate an impairment for the years 2010, 2009 and 2008. The Company evaluates goodwill for impairment using a business valuation method, which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer. The market approach was also considered in evaluating the potential for impairment by calculating fair value based on multiples of earnings before interest, taxes, depreciation and amortization (EBITDA) of comparable, publicly traded companies. This analysis also did not indicate impairment. Moreover, we also observed implied EBITDA multiples from relatively recent merger and acquisition activity in the industry, which was used to test the reasonableness of the results.

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

At October 1, 2010 (our testing date), our market capitalization was below book value. While the market capitalization was considered in our evaluation of fair value, the market metric is only one indicator of fair value. It has been our opinion that the market capitalization approach is not a reliable indicator of the value for the Company, either now or in the past. Our conclusion is based on the fact that trading volume on our stock is very limited, the Company does not provide guidance nor is there is any significant analyst coverage. Furthermore, very modest sized trades can impact the stock price significantly because our trading volume is so low.

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

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Summary of Significant Accounting Policies—(Continued)

Impairment of Long Lived Assets—The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value. Future cash flow projections include assumptions for future sales levels, the impact of cost reduction programs, and the level of working capital needed to support each business. The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset. The Company did not have any impairment for the years ended December 31, 2010, 2009 and 2008.

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

Derivatives—Forward Currency Exchange Contracts—The Company enters into forward currency exchange contracts in relationship such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. The forward currency exchange contracts that the Company has to offset existing assets and liabilities denominated in other than the reporting units’ functional currency have been determined not to be considered a hedge under ASC 815-10. The Company records at the balance sheet date the forward currency exchange contracts at its market value with any associated gain or loss being recorded in current earnings. Both realized and unrealized gains and losses related to forward currency contracts are included in current earnings and are reflected in the Statement of Operations in the other income expense section on the line titled foreign currency transaction gain (loss).

Beginning in the second quarter 2009, the Company entered into forward currency contracts to hedge certain future U.S. dollar sales of its Canadian Subsidiary. The forward currency contracts to hedge future sales are designated as cash flow hedges under ASC 815-10. As required, forward currency contracts are recognized as an asset or liability at fair value on the Company’s Consolidated Balance Sheet. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (date of sale). Gains or losses on cash flow hedges when recognized into income are included in net revenues. See note 5.

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Summary of Significant Accounting Policies—(Continued)

Credit Risk Concentrations—Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, trade receivables and payables. The Company maintains its cash balances and marketable securities at banks located in Detroit, Michigan, Toronto, Canada as well as in three separate Italian banks. Accounts in the United States are insured by the Federal Deposit Insurance Corporation up to $250. At December 31, 2010 and 2009, the Company had uninsured balances of $662 and $58, respectively.

As of December 31, 2010 one customer accounted for 13% of total Company’s accounts receivable. As of December 31, 2009, two customers accounted for 42% of total company’s accounts receivable at 20% and 22%, respectively. As of December 31, 2008 four individual customers accounted for 52% of total company accounts receivable at 20%, 12%, 10%, and 10%, respectively. In 2010, one customer accounted for 11% of total company’s revenues. No customer in 2009 accounted for more than 10% of our revenues. Three customers were responsible for 31% of 2008 consolidated revenue. For 2010 and 2009, purchases from any single supplier did not exceed 10% of total purchases. In 2008, purchase from one supplier accounted for 12% of total Company purchases.

Research and Development Expenses. The Company expenses research and development costs as incurred. For the periods ended December 31, 2010, 2009, and 2008 expenses were $1,173, $836, and $819, respectively.

Advertising—Advertising costs are expensed as incurred and were $194, $155, and $421, for the years ended December 31, 2010, 2009, and 2008, respectively.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Summary of Significant Accounting Policies—(Continued)

dependent upon the generation of future taxable income prior to the expiration of any net operating loss carryforwards. In prior years, the Company could not conclude that it was more likely than not that the entire deferred tax asset related to the Company’s net operating losses (“NOL”) would be fully utilized. In prior years, valuation allowances were established for the amount that total deferred tax assets exceed total deferred tax liabilities, except for certain state tax credits. In 2010, the Company determined that a valuation allowance is no longer necessary as it believes that it is more likely than not that all of the Company’s deferred tax assets are realizable. See Note 12, Income Taxes, for further details.

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

Sale and Leaseback—In accordance with ASC 840-40 Sales-Leaseback Transactions, the Company has recorded deferred revenue in relationship to the sale and leaseback of one of our operating facilities. As such, the gain on the sale of the land and building has been deferred and is being amortized on a straight line basis over the life of the lease.

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

Stock Based Compensation—In accordance with ASC 718 Compenastion-Stock Compensation, share-based payments to employees, including grants of restricted stock units, are measured at fair value as of the date of grant and are expensed in the consolidated statement of operations over the service period (generally the vesting period).

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

Comprehensive income is as follows:

	2010	2009	2008
Net earnings from continuing operations	$2,109	$3,639	$1,799
Other comprehensive income (loss)
Foreign currency translation adjustments	242	568	(1,165)
Derivative instrument fair market value adjustment—net of income taxes	37	—	—

Total other comprehensive income (loss)	279	568	(1,165)

Comprehensive income from continuing operations	$2,388	$4,207	$634

Reclassifications—Certain reclassifications have been made to the 2009 and 2008 financial statements to conform to the 2010 presentation.

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

Subsequent Events—The Company has performed a review of events subsequent to the balance sheet date.

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4. Fair Value Measurements

The company adopted ASC 820-10 (Formerly FAS157) “Fair Value Measurements” effective January 1, 2008. The following tables set forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010 and 2009 by level within the fair value hierarchy. As required by ASC 820-10 financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is summary of items that the Company measures at fair value:

	Fair Value at December 31, 2010
	Level 1	Level 2	Level 3	Total
Asset
Forward currency exchange contracts	$160	$—	$—	$160

Total current assets at fair value	$160	$—	$—	$160

Liabilities:
Load King contingent consideration	$—	$—	$30	$30

Total long-term liabilities at fair value	$—	$—	$30	$30

	Fair Value at December 31, 2009
	Level 1	Level 2	Level 3	Total
Asset
Forward currency exchange contracts	$151	$—	$—	$151

Total current assets at fair value	$151	$—	$—	$151

Liabilities:
Forward currency exchange contracts	$31	$—	$—	$31
Badger acquisition note	$—	$—	$550	$550

Total current liabilities at fair value	$31	$—	$550	$581

Badger acquisition note	$—	$—	$1,931	$1,931
Load King acquisition note	$—	$—	$2,580	$2,580
Load King contingent consideration	—	—	30	30

Total long-term liabilities at fair value	$—	$—	$4,541	$4,541

The carrying value of the company’s other financial assets and liabilities, including cash, accounts receivable, and accounts payable, approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding.

Forward exchange contracts are recurring fair value reportable item, and the Badger and Load King acquisition notes are non-recurring reportable items.

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4. Fair Value Measurements—(Continued)

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

Note 5. Derivatives Financial Instruments

ASC 815-10 requires enhanced disclosures regarding an entity’s derivative and hedging activities as provided below.

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

The Company enters into forward currency exchange contracts in relationship such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. The forward currency exchange contracts that the Company has to offset existing assets and liabilities denominated in other than the reporting units’ functional currency have been determined not to be considered a hedge under ASC 815-10. The Company records at the balance sheet date the forward currency exchange contracts at its market value with any associated gain or loss being recorded in current earnings. Both realized and unrealized gains and losses related to forward currency contracts are included in current earnings and are reflected in the Statement of Operations in the other income expense section on the line titled foreign currency transaction losses. Items denominated in other than a reporting units functional currency includes U.S. denominated accounts receivables and accounts payable held by our Canadian subsidiary. Additionally, there is a note payable for CDN $200 issued in connection with the Liftking acquisition. The U.S. dollar liability for this note is adjusted each month based on the month end exchange rate, currency gains and losses are included in income each month.

Beginning in the second quarter 2009, the Company entered into forward currency contracts to hedge certain future U.S. dollar sales of its Canadian subsidiary. The decision, to hedge future sales is not automatic and is decided case by case. The forward currency contracts to hedge future sales are designated as cash flow hedges under ASC 815-10.

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5. Derivatives Financial Instruments—(Continued)

As required, forward currency contracts are recognized as an asset or liability at fair value on the Company’s Consolidated Balance Sheet. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (date of sale). Gains or losses on cash flow hedges when recognized into income are included in net revenues. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The Company expects minimal ineffectiveness as the Company has hedged only firm sales orders and has not hedged estimated exposures. At December 31, 2009, the company has no unrealized gains or losses related to forward currency contract hedges to be reclassified from other comprehensive income into earnings. In the next twelve months, the company estimates $56 of pre-tax unrealized gains related to forward currency contract hedges to be reclassified from other comprehensive income into earnings.

At December 31, 2010, the Company had entered into a series of forward currency exchange contracts. The contracts obligate the Company to purchase approximately CDN $5,841 in total. The contracts which are in various amounts mature between January 5, 2011 and May 31, 2011. Under the contract, the Company will purchase Canadian dollars at exchange rates between 0.9252 and 0.9952. The Canadian to US dollar exchange rates was $1.0054 at December 31, 2010. The unrealized currency exchange asset is reported under prepaid expense and other if it is an asset or under accrued expenses if it is a liability on the balance sheet at December 31, 2010.

As of December 31, 2010, the Company had the following forward currency contracts:

Nature of Derivative	Amount		Type
Forward currency contract	CDN$	3,996	Not designated as hedge instrument
Forward currency contract	CDN$	1,845	Cash flow hedge

The following table provides the location and fair value amounts of derivative instruments that are reported in the Consolidated Balance Sheet as of December 31, 2010 and 2009:

Total derivatives not designated as a hedge instrument

		Fair Value
Asset Derivatives	Balance Sheet Location	December 31, 2010	December 31, 2009
Foreign currency Exchange Contract	Prepaid expense and other	$101	$151

Liabilities Derivatives
Foreign currency Exchange Contract	Accrued expense	$—	$(31)

Total derivatives designated as a hedge instrument

		Fair Value
Asset Derivatives	Balance Sheet Location	December 31, 2010	December 31, 2009
Foreign currency Exchange Contract	Prepaid expense and other	$59	$—

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5. Derivatives Financial Instruments—(Continued)

The following tables provide the effect of derivative instruments on the Consolidated Statement of Operations for 2010 and 2009:

Derivatives not designated as Hedge Instrument	Location of gain or (loss) recognized in Income Statement	Gain or (loss)
		2010	2009
Forward currency contracts	Foreign currency transaction gains (losses)	$(80)	$133

Derivatives designated as Hedge Instrument	Location of gain or (loss) recognized in Income Statement	Gain or (loss)
		2010	2009
Forward currency contracts	Net revenue	$(62)	$(9)

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

Gain (loss) on sale of discontinued operations

In the third quarter 2008, the reserve for loss on sales was reduced by $200 as it was determined that the reserve for contract terminations was no longer necessary.

Income (loss) from discontinued operations before income taxes

For the year ended December 31, 2008, discontinued operations reported net income of $199. Discontinued operations had income in 2008 as a reserve for warranty was reserved as it was determined that it was not needed and a payment was received in settlement of a contract dispute.

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Discontinued Operations—(Continued)

The following table sets forth the detail of the net loss from discontinued operations for the year ended December 31, 2008:

2008
Revenues from discontinued operations	$—
Income from discontinued operations before income taxes	199
Net Income from discontinued operations	199
Gain on sale of discontinued operations	$200

In 2008, no tax provision was allocated to discontinued operations.

Note 7. Inventory

The components of inventory at December 31 are summarized as follows:

	2010	2009
Raw materials and purchased parts	$22,928	$18,676
Work in process	3,192	2,267
Finished goods and replacement parts	4,574	6,334

Inventories, net	$30,694	$27,277

The Company has established reserves for obsolete and excess inventory of $319 and $195 for the years ended December 31, 2010 and 2009, respectively.

Note 8. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	2010	2009
Land	$910	$910
Buildings	8,419	8,349
Machinery and equipment	3,790	3,762
Furniture and fixtures	295	128
Leasehold improvements	319	163
Computer software & equipment	721	762
Rental cranes	67	224
Motor vehicles	85	141

Totals	14,606	14,439
Less: accumulated depreciation	(3,947)	(2,635)

Net property and equipment	$10,659	$11,804

Depreciation expense was $1,107 (net of $380 amortization of deferred gain on building), $575 (net of $381 amortization of deferred gain on building), and $299 (net of $381 amortization of deferred gain on building, in 2010, 2009, and 2008 respectively. See Note 14 for information regarding capital leases.

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	2010	2009	Useful Lives
Patented and unpatented technology	$12,163	$12,141	10-17 years
Amortization	(4,895)	(3,672)
Customer relationships	10,089	10,069	10-20 years
Amortization	(2,146)	(1.564)
Trade names and trademarks	5,995	5,990	25 years
Amortization	(903)	(663)
In process research and development	100	100	indefinite
Customer backlog	473	470	< 1 year
Amortization	(473)	(470)

Intangible assets	20,403	22,401
Goodwill	14,452	14,452

Goodwill and other intangibles	$34,855	$36,853

Amortization expense was $2,032, $1,879 and $1,710 for the periods ended December 31, 2010, 2009 and December 31, 2008, respectively.

Estimated amortization expense for the next five years and subsequent is as follows:

2011	$2,035
2012	2,035
2013	2,035
2014	2,035
2015	2,035
And subsequent	10,128

Total intangibles currently be amortized	$20,303
In process research and development, not currently being amortized	100

Total intangible assets	$20,403

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10. Accrual Detail

	As of December 31,
	2010	2009
Account payable:
Trade	$14,317	$8,565
Bank overdraft	130	—

Total accounts payable	$14,447	$8,565

Accrued expenses:
Accrued payroll	$362	$199
Accrued employee health	190	247
Accrued bonuses	756	160
Accrued vacation expense	387	341
Accrued interest	153	146
Accrued commissions	510	81
Accrued expenses—other	426	174
Accrued warranty	577	550
Accrued income taxes	643	33
Accrued taxes other than income taxes	331	73
Accrued product Liability	—	110
Accrued liability on forward currency exchange contracts	—	31

Total accrued expenses	$4,335	$2,145

Note 11. Revolving Term Credit Facilities and Debt

Revolving Credit Facility

At December 31, 2010, the Company had drawn $15,327 under a revolving credit facility. The Company is eligible to borrow up to $20,500, with interest at prime rate (prime was 3.25% at December 31, 2010) plus 1.5%. The maximum amount outstanding is limited to the sum of 85% of eligible receivables, the lesser of 53% of eligible inventory or $9,500. At December 31, 2010, the maximum the Company could borrow based on available collateral was capped at $17,587. The credit facility’s original maturity date was January 2, 2005. The maturity date was subsequently extended and the note is now due on April 1, 2012. The indebtedness is collateralized by substantially all of the Company’s assets. The facility contains customary limitations including, but not limited to, limitations on acquisitions, dividends, repurchase of the Company’s stock and capital expenditures. The agreement also requires the Company to have a minimum Tangible Effective Net Worth, as defined in the agreement, and 1.25 to 1 Debt Service Ratio, as defined in the agreement. Under the agreement, the inventory eligibility percent further decreases to 50% on June 30, 2011.

On November 9, 2010, the Company executed Amendments No. 6 and No. 7 to the Second Amended and restated Credit Agreement. The amendments permits the Company to issue unsecured guarantees of indebtedness owed by CVS Ferrari, srl to foreign banks in respect to working capital financing, not to exceed the lesser of $5,000 or the amount of such financing. Additionally the amendments allow the Company to make or allow to remain outstanding any investment (whether such investment shall be of the character of investment of shares of stock, evidence of indebtedness or other securities or otherwise) in, or any loans or advances to CVS or to any other wholly-owned foreign subsidiary. The amount of investments, loans or advances to foreign subsidiaries is limited to $825 through December 30, 2010, $675 from December 31, 2010 and March 30, 2011, and $300 on or after March 31, 2011.

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11. Revolving Term Credit Facilities and Debt—(Continued)

Revolving Canadian Credit Facility

At December 31, 2010, the Company had drawn US $4,231 under a revolving credit agreement with a bank. The Company is eligible to borrow up to CDN $5,500 or US $5,530. The maximum amount outstanding is limited to the sum of (1) 80% of eligible receivables plus (2) the lesser of 35% of eligible work-in-process inventory or CDN $500 plus (3) the lesser of 30% of eligible inventory less work-in-process inventory or CDN $3,500. At December 31, 2010, the maximum the Company could borrow based on available collateral was CDN $5,500 or US $5,530. The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets. The Company can borrow in either U.S. or Canadian dollars. For the purposes of determining availability under the credit line, borrowings in U.S. dollars are converted to Canadian dollars based on the most favorable spot exchange rate determined by the bank to be available to it at the relevant time. Any borrowings under the facility in Canadian dollars bear interest at the Canadian prime rate (the Canadian prime was 3.0% at December 31, 2010) plus 2.5%. Any borrowings under the facility in U.S. dollars bear interest at the U.S. prime rate (prime was 3.25% at December 31, 2010) plus 1.5%. The credit facility has a maturity date of April 1, 2012.

Revolving Credit Facility—Equipment Line

At December 31, 2010, the Company had drawn $450 under a revolving credit facility with a bank. The Company is eligible to borrow up to $500, with interest at prime rate (prime was 3.25% at December 31, 2010) plus 1.5%. The maximum amount outstanding is limited to of 85% of eligible equipment. The maximum the Company could borrow on December 31, 2010 was $500. The unused portion of the line is available to finance 85% of future purchase of new and used equipment. The credit facility has a maturity date of April 1, 2012.

Note Payable Issued to Acquire Liftking Industries

In connection with the Liftking Industries’ acquisition, the Company has a note payable to the seller for $200 (CDN) or $201 (US). The note provides for interest at 1% over the prime rate of interest charged by Comerica Bank for Canadian dollar loans, calculated from the closing date and payable quarterly in arrears commencing April 1, 2007, and for principal payments of two hundred thousand dollars (CDN) quarterly commencing April 1, 2007, with the final installment of principal and interest thereon due January 1, 2011. The note payable is subject to a general security agreement which subordinates the seller’s security interest to the interest of the buyer’s senior secured credit facility, but shall otherwise rank ahead of the seller’s other secured creditors.

Note Payable—Bank

At December 31, 2010, the Company has a $633 note payable to a bank. The note was due on September 10, 2006. The maturity date was subsequently extended and the note is now due on April 1, 2012. The note has an interest rate of prime plus 2.5% until maturity, whether by acceleration or otherwise, or until default, as defined in the agreement, and after that at a default rate of prime plus 5.5%. Commencing on July 1, 2008, the Company is also required to make monthly principal payments of $50 on the first day of each month. The bank has been granted security interest in substantially all the assets of the Company’s Manitex subsidiary.

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

The note was recorded at its fair value on date of issuance at $2,440. The fair value of the promissory note was calculated to be equal to the present value of the future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of interest of 11% was determined to be the appropriate rate following an assessment of the risk inherent in the debt issue and the market rate for debt of this nature using corporate credit ratings criteria adjusted for the lack of public markets for this note. The calculated fair value was $2,440. The difference between face amount of the note and its fair value is being amortized over the life of the note ($134 through December 31, 2010), and is being charged to interest expense. As of December 31, 2010, the note has a balance of $2,024.

Note Payable—Terex

At December 31, 2010, the Company has a note payable to Terex Corporation for $1,500. The note which had an original principal amount of $2,000 was issued in connection with the purchase of substantially all of the domestic assets of Crane & Machinery, Inc. (“Crane”) and Schaeff Lift Truck, Inc., (“Schaeff”). During the purchase negotiations, the Company agreed to assist the sellers and GT Distribution LLC in restructuring certain debt owed to Terex Corporation (“Terex”). Accordingly, on October 6, 2008, the Company entered into a Restructuring Agreement with Terex and Crane pursuant to which the Company executed and delivered to Terex a promissory note in the amount of $2,000 that has an annual interest rate of 6%. Terex has been granted a lien on and security interest in all of the assets of the Company’s Crane & Machinery Division.

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

Note payable floorplan

At December 31, 2010, the Company has a $1,589 note payable to a finance company. The funds were borrowed from the finance company under the terms of a floorplan financing agreement. On March 3, 2010, the lender informed us that over the next three months that they will discontinue providing floor plan financing to construction equipment dealers. As such, the lender did not finance any additional equipment after June 3, 2010. The lender’s decision did not impact any loans that were outstanding at June 3, 2010 and such loans continue under the terms and conditions that were in effect on the date the loan was made.

Under the floorplan agreement the Company was permitted to borrow up to $2,000 for equipment financing. Borrowings are secured by all inventory financed by or leased from the lender and the proceeds there from. The terms and conditions of any loans, including interest rate, commencement date, and maturity date were determined by the lender upon its receipt of the Company’s request for an extension of credit. The rate, however, may be increased upon the lender giving five days written notice to the Company.

The current balance $1,589 is comprised of borrowing of $894, $366 and $329 borrowed on December 30, 2008, January 12, 2009 and June 3, 2010. The terms of under which funds were borrowed is discussed in the following paragraphs.

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11. Revolving Term Credit Facilities and Debt—(Continued)

On December 30, 2008, the company borrowed $1,252 under the floorplan agreement with the loan bearing interest at a rate per annum equal to the prime rate of interest, as published in the Wall Street Journal, plus 6%. The Company repaid $358 of amount borrowed. On January 12, 2009 the Company borrowed $400 at a rate per annum equal to the prime rate of interest, as published in the Wall Street Journal, plus 5% and has repaid $34. Since the initial borrowing, the lender has agreed to several interest rate reductions.

At December 31, 2010, the interest rate on both borrowings was reduced to 6%. For twelve months from the date of borrowing, the Company is only required to make interest payments, followed by 48 equal monthly payments of principal and interest. The loan may be repaid at anytime and is not subject any prepayment penalty. On November 5, 2009, the lender agreed verbally to extend the interest only payments periods from twelve months to nineteen months for the two above loans. The Company started making principal payment in connection with $894 ($1,252 less $358 repayment) and $366 ($400 less $34 repayment) in August 2010 and September 2010, respectively.

On June 3, 2010, the Company borrowed $329 under the floorplan agreement with the loan bearing interest of 6%. For twelve months from the date of borrowing, the Company is only required to make interest payments, followed by 48 equal monthly payments of principal and interest.

Note Payable Issued to Acquire Load King

In connection with the Load King acquisition, the Company has a note payable to Terex for $2,750. Under the promissory note, dated December 31, 2009, the Company is obligated to make equal annual principal payments of $458 on the last day of each year commencing on December 31, 2011 and ending on December 31, 2016 (the “Maturity Date”). Accrued interest under the promissory note will be payable quarterly in arrears on the last day of each calendar quarter, commencing on March 31, 2010, through and including the Maturity Date. The unpaid principal balance of the promissory note will bear interest at 6% per annum. Terex has a security interest in the machinery and equipment located in South Dakota and a mortgage on certain real property in South Dakota. The promissory note is subject to acceleration upon the occurrence of customary events of default, including the Company’s failure to pay when due any principal or interest, and such principal or interest remains unpaid for more than 30 days from its due date.

The promissory note was recorded at its fair value on date of issuance at $2,580. The fair value of the promissory note was calculated to be equal to the present value of the future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of interest of 8% was determined to be the appropriate rate following an assessment of the risk inherent in the debt issued and the market rate for debt of this nature using corporate credit ratings criteria adjusted for the lack of public markets for this Note. The difference between face amount of the promissory note and its fair value is being amortized over the life of the note ($34 through December 31, 2010), and is being charged to interest expense. As of December 31, 2010, the promissory note has a balance of $2,614.

CVS Credit facilities

At December 31, 2010, CVS had established demand credit facilities with two Italian banks. Under the first facility, CVS can borrow up to 25 Euro ($33) on an unsecured basis and up to an additional 300 Euros ($398) against its accounts receivable. The maximum amount outstanding is limited to 80% of the assigned accounts receivable if there is an invoice issued or 50% if there is an order/contract issued. The credit facility has an interest rate equal to the 3 month Euribor rate (the 3 month Euribor was 1.006% at December 31, 2010) plus 0.90%. Under the second facility, CVS can borrow up to 25 Euro ($33) on an unsecured basis and up to an

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11. Revolving Term Credit Facilities and Debt—(Continued)

additional 500 Euros ($662) against its accounts receivable. The maximum amount outstanding is limited to 80 % of the assigned accounts receivable if there is an invoice issued or 50 % if there is an order/contract issued. The credit facility has an interest rate equal to the 3 month Euribor rate plus 0.90%. At December 31, 2010, the Company had borrowed $203 against the aforementioned facilities.

The above credit facilities have been guaranteed by Manitex International, Inc.

Capital leases

The Company has a twelve year lease which expires in April 2018 that provides for monthly lease payments of $70 for its Georgetown, Texas facility. The lease has been classified as a capital lease. At December 31, 2010, the outstanding capital lease obligation is $3,852.

The Company has a five year lease which expires in July 10, 2014 that provides for monthly lease payments of $25 for its Winona, Minnesota facility. The Company has an option to purchase the facility for $500 by giving notice to the landlord of its intent to purchase the Facility. The landlord must receive such notice at least three months prior to end of the lease term. At December 31, 2010, the Company has outstanding capital lease obligation of $1,351.

The Company has two additional capital leases. As of December 31, 2010, the capitalized lease obligation related to these two additional leases was $44.

Note 12. Income Taxes

Information pertaining to the Company’s income before income taxes is as follows:

	Year ended December 31,
	2010	2009	2008
Net income (loss) from continuing operations before income taxes:
Domestic	$267	$1,436	$1,283
Foreign	2,868	106	109

Total net income before income taxes	$3,135	$1,542	$1,392

Information pertaining to the Company’s provision (benefit) for income taxes is as follows:

	Year ended December 31,
	2010	2009	2008
Provision (benefit) for income taxes:
Current:
Federal	$(8)	$(217)	$6
State and local	(33)	(45)	51
Foreign	977	114	(3)

	936	(148)	54
Deferred:
Federal	162	(1,817)	28
State and local	(9)	(132)	(489)
Foreign	(63)	—	—

	90	(1,949)	(461)

Total (benefit) for income taxes	$1,026	$(2,097)	$(407)

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12. Income Taxes—(Continued)

For the year ended December 31, 2010, the Company recorded a tax expense of $1,026 (an effective rate of 32.73%), primarily related to current year Canadian and Italian income taxes. The effective tax rate is different from the statutory rate due to differing tax rates in our foreign jurisdictions.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2010	2009
Deferred tax assets:
Current:
Accrued expenses and other liabilities	$650	$753
Long-term:
Other liabilities	51	—
Deferred gain	976	1,109
Net operating loss carryforwards	3,329	3,819
Tax credit carryforwards	782	703
Unrealized Foreign Currency Loss	111	209

Total deferred tax asset	5,899	6,593
Valuation allowance	—	(124)

Total deferred tax asset net of valuation allowance	5,899	6,469
Deferred tax liabilities:
Long-term:
Property, plant and equipment	956	1,086
Intangibles	4,517	4,866
Unrealized foreign currency gain	—	—

Total deferred tax liability	5,473	5,952

Net deferred tax asset	$426	$517

The effective tax rate before income taxes varies from the current statutory federal income tax rate as follows:

	Year ended December 31,
	2010	2009
Statutory rate	34.00%	34.00%
State and local taxes	-1.32	-11.41
Permanent differences	0.33	-1.84
Tax Credits	-2.22	—
Change in valuation allowance	6.17	-83.23
Foreign Operations	-1.90	7.36
Bargain Purchase Gain	—	-83.93
Other	-2.33	3.35

	32.73%	-135.70%

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12. Income Taxes—(Continued)

During 2010, the Company reversed its remaining valuation allowance of $124 as a result of the current year earnings.

As of December 31, 2010, the Company has approximately $9,792 of federal net operating loss carryforwards. Such loss carryforwards expire beginning in 2024 through 2029, if not utilized, and may be subject to certain utilization limitations provided by the Internal Revenue Code. As of December 31, 2010, the Company has approximately $1,500 of Texas Temporary Margin Tax Credit that may be utilized through 2026, subject to certain annual limitations.

Under current accounting guidance, the Company has established reserves related to its uncertain tax positions . A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, is as follows:

	2010	2009
Balance at January 1	$170	$197
Increases in tax positions for prior years	8	—
Decreases in tax positions for prior years	—	(27)
Settlements	(47)	—

Balance at December 31	$131	$170

Of the amounts reflected in the above table at December 31, 2010, the entire amount would reduce the Company’s annual effective tax rate if recognized. The Company had approximately $28 of accrued interest as of December 31, 2010. The Company records accrued interest related to income tax matters in the provision for income taxes in the accompanying consolidated statement of operations. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company files income tax returns in the United States, Canada and Italy as well as various state and local tax jurisdictions with varying statutes of limitations. The 2007 through 2010 tax years generally remain subject to examination by federal, foreign and most state tax authorities.

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13. Supplemental Cash Flow Disclosures

Interest received and paid, income taxes paid and non-cash transactions incurred during the years ended December 31, 2010, 2009, and 2008 were as follows:

	2010	2009	2008
Interest Received	$—	$—	$—
Interest Paid	2,443	1,828	2,024
Income Taxes	65	16	161
Non-Cash Transactions:
Acquisition note—Terex Load King	—	2,580	—
Acquisition note—Badger Equipment Company	—	2,440	—
Acquisition note—Crane and Schaeff – Terex note	—	—	2,000
Acquisition stock note—Terex Load King	—	250	—
Acquisition stock—Badger Equipment Company	—	976	—
Acquisition stock—Crane and Schaeff	—	—	867
Acquisition capital lease—Badger Equipment Company	—	1,656	—
Acquisition contingent consideration –Terex Load King	—	30	—
Purchase adjustment—decreasing Noble beginning inventory	—	—	(112)
Purchase adjustment—increase goodwill	—	—	112
Terex Note payment paid in stock (1)	150	150	—
Manitex stock note (see Note 19) (2)	250	—	—
Reserves for uncertain tax positions	(39)	(27)	13
Conversion of Debt to Stock (see note 19)	—	—	1,072

(1)	On March 1, 2010 and 2009, the Company issued 64,655 and 147,059 shares of its common stock to Terex Corporation, in lieu of $150 of the principal payment on the Term Note that was due on March 1, 2010 and 2009. These transactions are non-cash transactions. Accordingly, the cash flow statement excludes the impact of these transactions.
(2)	On January 6, 2010, the Company issued 130,890 shares of common stock to settle a promissory note issued on December 31, 2009 in connection with the Load King acquisition. The note was executed to ensure the delivery to the Seller of 130,890 shares of the Company’s Common Stock as provided for in the Purchase Agreement. This transaction is a non-cash transaction. Accordingly, the cash flow statement excludes the impact of this transaction.

Note 14. Operating and Capital Leases

Operating leases

The Company leases its Woodbridge, Ontario facility under an operating lease. Monthly payments under the lease are $40. The lease expires on November 29, 2014. The Company has an option to renew the lease for an additional five years at a rent which is mutually agreed. In the event that the parties cannot agree the lease has an arbitration provision. Total rent expense related to this lease was $480, $423 and $440 for the year ended December 31, 2010, 2009 and 2008, respectively.

The Company leases its 40,000 sq. ft. Bridgeview facility from an entity controlled by Mr. David Langevin, the Company’s Chairman and CEO. Pursuant to the terms of the lease, the Company makes monthly lease payments of $20. The Company is also responsible for all the associated operations expenses, including insurance, property taxes, and repairs. The lease will expire on June 30, 2016 and has a provision for six one year extension periods. The lease contains a rental escalation clause under which annual rent is increased during the initial lease term by the lesser of the increase in the Consumer Price Increase or 2.0%. Rent for any extension period shall, however, be the then-market rate for similar industrial buildings within the market area.

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14. Operating and Capital Leases—(Continued)

The Company has the option, to purchase the building by giving the landlord written notice at any time prior to the date that is 180 days prior to the expiration of the lease or any extension period. The landlord can require the Company to purchase the building if a change of Control Event, as defined in the lease occurs by giving written notice to the Company at any time prior to the date that is 180 days prior to the expiration of the lease or any extension period. The purchase price, regardless whether the purchase is initiated by the Company or the landlord, will be the Fair Market Value as of the closing date of said sale. Rent expense for the current and former Bridgeview facility was $322, $444 and $84 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company has various operating equipment leases with monthly payments ranging from less than $1 to $4 with various expiration dates through 2016. Total rent expense was $203, $92, and $90 for the years ended December 31, 2010, 2009, and 2008.

Capital leases

The Company has a twelve year lease which expires in April 2018 that provides for monthly lease payments of $70 for its Georgetown, Texas facility. The lease has been classified as a capital lease. At December 31, 2010, the outstanding capital lease obligation is $3,852.

The Company has a five year lease which expires in July 10, 2014 that provides for monthly lease payments of $25 for its Winona, Minnesota facility. The Company has an option to purchase the facility for $500 by giving notice to Landlord of its intent to purchase the Facility. The Landlord must receive such notice at least three months prior to end of the Lease term. At December 31, 2010, the Company has outstanding capital lease obligation of $1,351.

The Company has two additional capital leases. The first is a 60 month truck lease which expires on September 8, 2011 that provides for monthly leases payments of $1. As of December 31, 2010, the capitalized lease obligation related to aforementioned lease is $3. The second is a 72 month lease for a forklift which expires on July 20, 2015 that provides for monthly leases payments of $1. As of December 31, 2010, the capitalized lease obligation related to aforementioned lease was $41.

Future Minimum Lease Payments are:

Years	Operating Leases	Capital Leases
2011	$1,085	$1,122
2012	707	1,114
2013	265	1,114
2014	259	1,770
2015	242	814
Subsequent	100	1,877

Total Minimum Lease Payments	$2,658	$7,811

Less: imputed interest		(2,564)

Present value of minimum lease payment		$5,247

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14. Operating and Capital Leases—(Continued)

Capital Item – as of or for the year ended December 31, 2010	Cost	Accumulated Depreciation	Depreciation Expense	Interest Expense
Building—Georgetown, TX	$4,913	$1,869	$35	$536
Land & Building—Winona, MN	1,700	$85	57	90
Other Capitalized leases	79	23	13	4

Capital Equipment Totals	$6,692	$1,977	$105	$630

Capital Item – as of or for the year ended December 31, 2009	Cost	Accumulated Depreciation	Depreciation Expense	Interest Expense
Building—Georgetown, TX	$4,913	$1,453	$35	$595
Land & Building—Winona, MN	1,700	$28	28	95
Other Capitalized leases	79	10	9	3

Capital Equipment Totals	$6,692	$1,491	$72	$693

Sales and Leaseback—In accordance with ASC 840-40 Sales- Leaseback Transaction, at December 31, 2010 and 2009, the Company has deferred gain of $2,789 and $3,169, respectively, related to the sales and leaseback of Georgetown operating facilities. The deferred gain is being amortized over the life of the lease which reduces depreciation expense $380 annually.

Note 15. 401(k) Profit Sharing Plan

The Company’s sponsored a 401(k) profit sharing plan that covers all the former Testing & Assembly Equipment segment employees of the Company. The plan allowed eligible employees to withhold amounts from their pay on a pre-tax basis and invest in self directed investment accounts. The Company has terminated this plan.

The Company’s sponsors a 401(k) plan. The plan is intended to cover all non-union United States based employees. The plan is open to employees 21 years of age & older. There is no minimum employment duration required before eligibility. The plan allows for monthly enrollment and contribution changes.

In the Crane and Schaeff acquisitions, the Company acquired Crane and Machinery, Inc. 401(k) Profit Sharing Plan (the “Crane Plan”). The Crane Plan has been merged into the Manitex International Plan.

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

The amount paid in matching contributions by the company for 2009, and 2008 was $18, and $256, respectively.

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

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16. Accrued Warranties—(Continued)

The following table summarizes the changes in product warranty liability:

	2010	2009
Balance January 1,	$550	$668
Business acquired	—	227
Accrual for warranties issued during the year	1,988	1,389
Warranty services provided	(1,805)	(1,748)
Changes in estimates	(172)	(5)
Foreign currency translation	16	19

Balance December 31,	$577	$550

Note 17. Segment Information

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

During the third quarter 2010, CVS Ferrari, srl, our recently formed Italian subsidiary located near Milan, commenced operations. CVS Ferrari, srl uses certain assets in its operations that it rents from CVS SpA under an exclusive rental agreement while CVS SpA proceeds through the Italian bankruptcy process (concordato preventivo). CVS Ferrari, srl which manufactures reach stackers and associated lifting equipment for the global container handling market further extends the products offered by our Lifting Equipment segment.

The Equipment Distribution segment located in Bridgeview, Illinois is a distributor of Terex rough terrain and truck cranes, Fuchs material handlers and Manitex boom trucks and sky cranes. The Equipment Distribution segment predominately sells its products to end users, including the rental market. Its products are used primarily for infrastructure development and commercial constructions, applications include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance. The Equipment Distribution segment supplies repair parts for a wide variety of medium to heavy duty construction equipment and sells both domestically and internationally. The segment also provides repair services in the Chicago area. In the second quarter of 2010, we expanded our Equipment Distribution segment by creating a new division, North American Equipment Exchange, (“NAEE” ) to market previously-owned construction and heavy equipment, domestically and internationally. This Division provides a wide range of used lifting and construction equipment of various ages and condition, and the Company has the capability to refurbish the equipment to the customers’ specification.

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17. Segment Information—(Continued)

Acquisitions accounted for as purchases have been included in the Company’s results from their respective dates of acquisition: October 6, 2008 for the assets of Crane & Machinery, Inc. and Schaeff Lift Truck, Inc.; July 10, 2009 for Badger Equipment Company; and December 31, 2009 for the assets of Manitex Load King, Inc.

The following is financial information for our two operating segments, i.e., Lifting Equipment and Equipment Distribution. The below financial information includes results for each of the above acquisitions from the respective date of acquisition:

	Year ended December 31,
	2010	2009	2008
Net Revenues
Lifting Equipment	$88,736	$52,392	$103,343
Equipment Distribution	7,139	3,495	2,998

Total	$95,875	$55,887	$106,341
Operating Earnings
Lifting Equipment	$8,722	$5,420	$6,382
Equipment Distribution	33	(79)	68
Corporate expenses	(3,218)	(1,997)	(3,042)

Total operating income	$5,537	$3,344	$3,408
Total Assets
Lifting Equipment	$99,702	$89,384	$79,635
Equipment Distribution	5,595	5,154	6,368
Corporate	220	147	225
Discontinued operations	—	—	—

Total	$105,517	$94,685	$86,228

Total foreign source net revenue was approximately $37,410, $15,135, and $29,255 for the years ended December 31, 2010, 2009, and 2008, respectively. Total long-lived assets related to the Company’s foreign operations were approximately $787 and $1,125 for the years ended December 31, 2010 and 2009, respectively. Information of external net revenues and long lived asset information by country is shown on the below tables:

As of December 31, 2010, 2009 and 2008, the Lifting Equipment and Equipment Distribution segments had $14,177 and $275 of goodwill, respectively.

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17. Segment Information—(Continued)

Net Revenues

	2010	2009	2008
United States	$58,465	$40,752	$77,086
Canada	23,755	10,372	24,443
Algeria	2,790
United Arab Emirates	2,264	2,453	487
Brazil	2,434
Italy	1,064
Korea	1,029
Mexico	510	643	2,343
China	484
Russia	435		346
Spain	357	524	—
Turkey	155	278	200
Puerto Rico	17	181	271
Netherlands		55	691
Indonesia			292
Chile			104
Other	2,116	629	78

	$95,875	$55,887	$106,341

Company attributes revenue to different geographic areas based on where items are shipped or services are performed.

Long Lived Asset

	2010	2009
United States	$50,027	$53,892
Canada	787	646
Italy		—

Total Long-Lived Assets	$50,814	$54,538

Long-Lived Assets are based on where the operating unit is domiciled.

Due to the nature of the Company’s business, the Company’s sales are concentrated with a small number of customers comprising a significant percentage of revenues. In 2010, one customer accounted for 11% of revenue. In 2009, no single customer represented 10% or greater of total Company revenues. In 2008, three customers individually represented 11%, 10% and 10% of total Company revenues.

Note 18. Acquisitions

Crane and Schaeff Acquisition

On October 6, 2008, the Company completed the acquisition of substantially all of the assets of Schaeff Lift Truck Inc. (“Schaeff”) and Crane & Machinery, Inc. (“Crane,” together with Schaeff, the “Sellers”) pursuant to

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18. Acquisitions—(Continued)

an Asset Purchase Agreement (the “Purchase Agreement”) with the Sellers and their parent company, GT Distribution, LLC (“GT”). The aggregate consideration paid in connection with this acquisition was $3,684 consisting of (i) 269,378 shares of the Company common stock valued at $867 (ii) a promissory note for $2,000 (iii) and payment of $751 to pay off Crane’s line of credit.

Mr. Langevin, the Company’s Chairman and CEO” owned 38.8% of the membership interests of GT. Due to the related-party aspects of this transaction, the Purchase Agreement and the transactions contemplated thereby were approved by a committee of the Company’s independent Directors (the “Special Committee”) and the Audit Committee of the Company’s Board of Directors. The Special Committee also received a fairness opinion from an independent financial advisory firm that the consideration to be paid by the Company pursuant to the Purchase Agreement to acquire the Sellers’ assets and liabilities, including the shares of the Company’s common stock issued pursuant to the Restructuring Agreement, is fair from a financial point of view. In January 2009, Mr. Langevin assigned his ownership interest in GT to Bob Litchev, a Senior Vice President of Manitex International, Inc. Mr. Langevin’s assignment of his minority ownership interest was made in conjunction with the assignment of the other remaining prior owners’ interest in GT to Mr. Litchev. At the date of assignment, the other prior owners had no ownership interest, or an insignificant ownership interest, in Manitiex International, Inc. The assignments to Mr. Litchev, who served as President of GT from April 2002 through the date of assignment, were made for reasons unrelated to the Manitex International, Inc. and in no way were related to Mr. Litchev’s employment by the Manitex International, Inc. As a result of the transfer of Mr. Langevin’s minority interest to Mr. Litchev in January 2009, Mr. Langevin no longer has an ownership interest in GT.

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

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18. Acquisitions—(Continued)

The purchase price has been allocated as follows (in thousands):

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

During the assessment of the Badger acquisition it became apparent that the transaction may result in a bargain purchase. Our initial view was that a favorable price had been negotiated due to there being no open market sale process due to the long standing relationship with Avis since 2000. In addition, Avis did not use any outside advisors for the transaction and needed to focus on its core (mainly automotive) businesses that were under significant pressure in the current economy. The Company engaged a valuation expert and a tax advisor to provide guidance and assistance to management which was considered and in part relied upon in completing its purchase price allocation. A physical inventory count of the inventory and fixed assets was conducted. As required by accounting standard, FASB ASC 805-30-30, a reassessment was conducted to ensure that assets and liabilities were completely identified and fairly valued which included a decision to further review the fair value of the real estate and a further review of the fair value of consideration given including the stock in Manitex International Inc and the interest bearing promissory note.

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

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18. Acquisitions—(Continued)

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

Capital Lease obligation—The Company entered into a five year lease for the Badger premises which expires in April 2018 that provides for annual rent of $25 payable in twelve equal monthly installments. The lease has been classified as a capital lease under the provisions of ASC 840-10. The Company has an option to purchase the facility for $500 at the end of the lease by giving notice to Landlord of its intent to purchase the Facility. The fair value of this obligation was calculated by discounting the payments required under the lease by a discount factor of 6.125%, a rate that is considered to be the market rate for similar mortgage type transactions. The calculated fair value was $1,656.

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

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18. Acquisitions—(Continued)

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

During the assessment of the processing of the Load King acquisition it became apparent that the transaction may result in a bargain purchase. This supported an initial view that a favorable price had been negotiated due to the transaction being completed with a motivated seller as Terex Corporation (“Terex”.) desired to restructure its operations and focus on core competencies. Additionally, although Terex employed an investment banker to solicit potential buyers, Manitex was the only bidder identified willing to consummate a transaction with terms attractive to Terex (i.e., the only bidder who was willing to purchase substantially all the assets of Load King).

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

The following unaudited pro forma information assumes the acquisition of Badger Equipment Company and Terex Load King occurred on January 1, 2009. The unaudited pro forma results have been prepared for informational purposes only and do not purport to represent the results of operations that would have been had the acquisition occurred as of the date indicated, nor of future results of operations. The unaudited pro forma results for the year ended December 31, 2009 are as follows (in thousand, except per share data)

Year Ended December 31, 2009
Net revenues	$65,306
Net (loss) income from continuing operations	$(551)
(Loss) income per share from continuing operations:
Basic	$(0.05)
Diluted	$(005)

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18. Acquisitions—(Continued)

Pro Forma Adjustment Note

Pro Forma adjustments were made to give effect to the amortization of the intangibles recorded as a result of the acquisition, which would have resulted in $150 of additional amortization expense in 2009. Pro Forma adjustments to interest expense was made to reflect interest on the promissory notes issued in connection with the acquisitions, the capital lease executed in the Badger acquisition and to eliminate interest expense for Badger debt not assumed in the transaction. The net effect was to increase interest expense by $384 for 2009. Pro Forma adjustments were made to account for the changes in depreciation expense based on the value of fixed as determined in the purchase price allocation. The effect was to decrease depreciation expense by $55 for 2009.

Basic shares outstanding were increase by 275,514 and diluted shares outstanding were increased by 273,450 for 2009.

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

On November 15, 2006, the Company also issued warrants to purchase an aggregate of 192,500 shares of the Company’s common stock to a finder and to Roth Capital Partners, LLC for acting as placement agent in connection with the private placement that closed on November 15, 2006. These warrants will be exercisable until November 15, 2011, and have an exercise price of $4.62 per share. On June 18, 2007, the Company and Hayden Communications, Inc. (“Hayden”) entered into a contract under which Hayden will provide public and investor relation services to the Company for a period of one year. The contract provides for the issuance of 15,000 warrants to Hayden Communications, Inc. Each warrant allows Hayden to purchase one share of Company Common Stock for $7.08 per share. The warrants are exercisable beginning on June 15, 2008 and expire on June 15, 2011. The warrants are exercisable on a cashless basis under certain circumstances. The warrants and underlying common stock are not registered under federal or state securities laws and, therefore, may not be sold or transferred by Hayden in the absence of registration or an exemption there from.

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19. Equity—(Continued)

At December 31, 2010, 2009 and 2008 the Company had issued and outstanding warrants as follows:

Number of Warrants Shares
December 31,
2010	2009	2008
450,000	450,000	450,000	$4.05	November 15, 2011	Private placement
204,000	204,000	204,000	$4.25	November 15, 2011	Private placement
192,500	192,500	192,500	$4.62	November 15, 2011	Placement Agent Fee
15,000	15,000	15,000	$7.08	June 15, 2011	Investor Relation Service
105,000	105,000	105,000	$7.18	September 11, 2012	Placement Agent Fee

The following table contains information regarding warrants for the years ended December 31, 2010, 2009 and 2008 respectively:

	2010		2009		2008
	Warrants	Price per Share	Warrants	Price per Share	Warrants	Price per Share
Outstanding on January 1	966,500	$4.05-7.18	966,500	$4.05-7.18	1,292,500	$4.05-$4.62
Outstanding on December 31	966,500	$4.05-7.18	966,500	$4.05-7.18	966,500	$4.05-$7.18
Weighted average exercise price	$4.59		$4.59		$4.59
Weighted average remaining life of warrants at December 31	0.97 years		1.97 years		2.97 years

Stock Issuance

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

On December 31, 2008, the Company issued in aggregate 11,220 shares of common stock to four independent Directors as restricted stock units issued under the Company’s 2004 Incentive Plan to these Directors vested on that day. An entry was recorded to increase common stock by $29 and decrease paid in capital by $29.

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

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19. Equity—(Continued)

On March 31, 2009, the Company issued 1,320 shares of common stock to an employee pursuant to restricted stock units issued under the Company’s 2004 Incentive Plan, which vested on that date. An entry was recorded to increase common stock by $6 and decrease paid in capital by $6.

On July 10, 2009, the Company issued 300,000 shares of common stock with a value of $976 in connection with the purchase of Badger Equipment Company.

On October 1, 2009, the Company issued in aggregate 16,772 shares of common stock to employees as restricted stock units issued under the Company’s 2004 Incentive Plan vested on that day. An entry was recorded to increase common stock by $106 and decrease paid in capital by $106.

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

The Company issued the shares of commons stock to employees and Directors at various times during 2010 as restricted stock units issued under the Company’s 2004 Incentive Plan vested. Upon issuance entries were recorded to increase common stock and decrease paid in capital for the amounts shown below. The following is a summary of stock issuances that occurred during 2010:

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
January 5, 2010	Employees	1,500	$3
January 6, 2010	Employees	4,000	9
January 18, 2010	Employees	1,000	2
January 28, 2010	Employees	10,500	21
February 1, 2010	Employees	5,500	12
March 31, 2010	Employees	1,320	6
October 1, 2010	Employees	16,831	106
December 31, 2010	Directors	6,800	6

		47,451	$165

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

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19. Equity—(Continued)

During 2010, the Company purchased shares of Common Stock at various times from certain employees at the closing price on date of purchase. The stock was purchased from the employees to satisfy employees’ withholding tax obligations related to stock issuances described above. The following is a summary of common stock purchases that occurred during 2010:

Date of Purchase	Shares Purchased	Closing Price on Date of Purchase
January 5, 2010	490	$2.19
January 6, 2010	1,309	$2.19
January 18, 2010	327	$2.30
January 28, 2010	3,429	$2.30
February 1, 2010	1,798	$2.25
October 1, 2010	1,477	$2.48

	8,830

2004 Equity Incentive Plan

In 2004, the Company adopted the 2004 Equity Incentive Plan and subsequently amended and restated the plan on May 28, 2009. The maximum number of shares of common stock reserved for issuance under the plan is 500,000 shares. The total number of shares reserved for issuance may, however, may be adjusted to reflect certain corporate transactions or changes in our capital structure. Our employees and members of our board of directors who are not our employees or employees of our affiliates are eligible to participate in the plan. The plan is administered by a committee of our board comprised of members who are outside directors. The plan provides that the committee has the authority to, among other things, select plan participants, determine the type and amount of awards, determine award terms, fix all other conditions of any awards, interpret the plan and any plan awards. Under the plan, the committee can grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units, except Directors may not be granted stock appreciation rights, performance shares and performance units. During any calendar year, participants are limited in the number of grants they may receive under the plan. In any year, an individual may not receive options for more than 15,000 shares, stock appreciate rights with respect to more than 20,000 shares, more than 20,000 shares of restricted stock and/or an award for more than 20,000 performance shares or restricted stock units or performance units. The plan requires that the exercise price for stock options and stock appreciation rights be not less than fair market value of our common stock on date of grant.

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

On December 18, 2008, the Company awarded under the Amended and Restated 2004 Equity Incentive Plan 103,375 and 21,155 restricted stock units to employees and to the independent Directors, respectively. The

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19. Equity—(Continued)

restricted stock units are subject to the same conditions as the restricted stock awards except the restricted stock units will not have voting rights and the common stock will not be issued until the vesting criteria are satisfied. The employee restricted stock units vested on January 2, 2009, following the Company’s final determination that each of the employees had met certain performance objectives. The units granted to Directors will vest 36.7%, 31.2% and 32.1% on December 31, 2008, December 31, 2009 and December 31, 2010 respectively. The restricted stock units awarded were valued at $112 or $0.90 per share, which was the closing price of the Company’s common stock on the date of grant. The value of the restricted stock units is being charged to compensation expense over the vesting period, Compensation expense in 2010 and 2009 includes $78 and $86 related to restricted stock units, respectively. Compensation expense related to restricted stock units will be $1 for the year 2011.

During 2010, the Company awarded under the Amended and Restated 2004 Equity Incentive Plan a total of 22,500 restricted stock units to employees. The restricted stock units are subject to the same conditions as the restricted stock awards except the restricted stock units will not have voting rights and the common stock will not be issued until the vesting criteria are satisfied.

The following is a summary of restricted stock units that were awarded during 2010:

Date of Grant	Vesting Date	Number of Restricted Stock Units	Closing Price on Date of Grant	Value of Restricted Stock Units Issued
January 1, 2010	January 28, 2010	10,000	$1.92	$19
January 5, 2010	January 5, 2010	1,500	$2.19	3
January 6, 2010	January 6, 2010	4,000	$2.19	9
January 18, 2010	January 18, 2010	1,000	$2.30	2
January 28, 2010	January 28, 2010	500	$2.30	1
February 1, 2010	February 1, 2010	5,500	$2.25	12

		22,500		$46

The following table contains information regarding restricted stock units for the years ended December 31, 2010, December 31, 2009 and, December 31, 2008, respectively:

	Restricted Stock Units
	2010	2009	2008
Outstanding on January 1,	26,379	160,689	62,650
Issued	22,500	—	129,685
Vested and issued	(38,621)	(129,018)	(28,586)
Vested—repurchased for income tax withholding	(8,830)	(2,619)	(2,043)
Forfeited	(68)	(2,673)	(1,017)

Outstanding on December 31	1,360	26,379	160,689

Manitex Liftking Shares Exchanged for Common Stock

On September 16, 2008, the Company issued to 266,000 shares of its common stock in exchange for 266,000 shares of stock in its Manitex Liftking Canadian Subsidiary that had value of $1,024. The 266,000 shares of

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19. Equity—(Continued)

Manitex Liftking (“Exchangeable Shares”) were issued on November 30, 2006, as a portion of the aggregate consideration that was paid to acquire the assets of Liftking Industries, Inc. Upon the issuance of the Exchangeable Shares the holder of the shares had a right to exchange the shares for 266,000 shares of Manitex International, Inc. common stock. Upon exchange, the value of the Exchangeable Shares which was previously shown as a minority interest was reclassified to common stock.

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

Note 21. New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 a revision of business combinations guidance which was later codified under ASC 805, “Business Combinations.” The revised guidance retains the underlying concepts that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but changes the application of the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. In April 2009, the FASB issued further guidance which clarifies the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This requires that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. If the acquisition date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized based on guidance in ASC 450, “Contingencies,” which provides thresholds for recognition based on probability and the ability to reasonably estimate an amount or range of amounts. This guidance was effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, which,

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21. New Accounting Pronouncements—(Continued)

for the Company, was January 1, 2009. As discussed in Note18—“Acquisitions”, the adoption of this guidance affected the reporting of our acquisition of Badger Equipment and Manitex Load King, Inc.

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

In February 2010, the FASB issued Accounting Standards Update 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. In addition, the amendments in the ASU requires an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21. New Accounting Pronouncements—(Continued)

the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The guidance has been adopted and did not have a material impact on the Company’s Consolidated Financial Statements.

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

In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires additional disclosures about the credit quality of financing receivables and the allowance for credit losses. The purpose of the additional disclosures is to enable users of financial statements to better understand the nature of credit risk inherent in an entity’s portfolio of financing receivables and how that risk is analyzed. The new disclosures are required to be made in interim and annual periods ending on or after December 15, 2010. The adoption of ASU 2010-20 did not have an impact on our consolidated financial results.

In December 2010, the FASB issue ASU 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires the company to perform Step 2 if it is more likely than not that a goodwill impairment may exist. ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company will adopt these standards on January 1, 2011 and is currently assessing the impact on its condensed consolidated financial statements. Under the guidance any impairment recorded upon adoption is recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). This standard update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. ASU 2010-29 is therefore effective for acquisitions made after January 1, 2010. We expect that ASU 2010-29 may impact our disclosures for any future business combinations, but the effect will depend on acquisitions that may be made in the future.

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 22. Contractual Obligations

The following is a schedule as of December 31, 2010 of our long-term contractual commitments, future minimum lease payments under non-cancelable operating lease arrangements and other long-term obligations.

	Payments due by period
	Total	2011	2012-2013	2014-2015	Thereafter
Revolving credit facilities	$20,007	$—	$20,007	$—	$—
Term loan	6,972	2,059	2,550	1,791	572
Short term note	203	203	—	—	—
Floor Plan	1,589	390	863	336	—
Operating lease obligations	2,658	1,085	971	502	100
Consulting agreement at CVS	429	429	—	—	—
Capital lease obligations (3)	7,811	1,122	2,229	2,584	1,876
Purchase obligations (1)	19,636	19,636	—	—	—

Total	$59,305	$24,924	$26,620	$5,213	$2,548

(1)	Purchase obligations include commitments of approximately $19.5 million relating to inventory items. The balance is attributable to non-inventory items, including fixed assets, research and development materials, supplies and services
(2)	At December 31, 2010, the Company had unrecognized tax benefits of $131 for which the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective tax authority. Thus, these liabilities have not been included in the contractual obligations table. See footnote 12.
(3)	Capital lease obligations includes imputed interest.

Note 23. Transactions Between the Company and Related Parties

On October 6, 2008, the Company completed the acquisition of substantially all of the assets of Schaeff and Crane and their parent company, GT Distribution, pursuant to an Asset Purchase Agreement (“Asset Purchase Agreement”). The aggregate consideration paid in connection with this acquisition was $3,684 consisting of (i) 269,378 shares of the Company common stock valued at $867 (ii) a promissory note for $2,000 (iii) and payment of $751 to pay off Crane’s line of credit.

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

As of December 31, 2010, the Company had a net payables of $473 and $8 to GT Distribution and Liftmaster, respectively. As of December 31, 2009, the Company net payables of $596 and $228 to GT Distribution and Liftmaster, respectively.

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

	2010	2009	2008
Bridgeview Facility (1)	$140	$—	$—
Sales to:
Crane & Machinery	n.a	n.a	165
SL Industries, Ltd	3	1	—
LiftMaster (3)	117	31	127
BGI	—	7	(2)
Schaeff Lift Truck	n.a	n.a	285

Total Sales	120	39	575
Purchases from:
Crane & Machinery	n.a	n.a	—
SL Industries, Ltd	2,334	1,394	757
LiftMaster (2)	46	26	353
BGI	206	698	725
Schaeff Lift Truck	n.a	n.a	13

Total Purchases	$2,586	$2,118	$1,848

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

(2)	The Company provides parts and services to LiftMaster, Inc. LiftMaster is a rental company that rents and services rough terrain forklifts. LiftMaster is owned by a relative of the President of Manitex Liftking, ULC.

The Company has a note payable to the former owners of Liftking Industries, Inc. for $201 issued in connection with the acquisition of Liftking Industries ULC. It was determined subsequent to the acquisition, that the note would be a related party transaction since Manitex Liftking’s President & CEO is a relative of the primary holder of the note.

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

In its complaint, Colony and Lexington have asserted several grounds for its denial of coverage. and the Company has answered the Colony complaint and filed a counterclaim against Colony alleging its right to coverage and seeking its costs for JLG industries’ defense and related costs. The Company believes that it has a meritorious position on coverage under both policies.

On November 16, 2010 the Court granted the Company’s motion for Summary Judgment finding that Colony did have a duty to defend the two product liability claims. Colony and Lexington have been granted leave to appeal the decision to the Fifth Circuit Court of Appeals. The Company believes that the Fifth Circuit Court of Appeals will affirm the District Court’s decision and that the Company will prevail on the coverage issue under both policies.

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 25. Restructuring

During the third quarter of 2008, the Company began to restructure the manufacturing processes at its Manitex Liftking facility with the objective of improving production efficiencies and lowering our costs. The Company began to experience the benefits of the staffing reductions in the fourth quarter of 2008. An evaluation of the current staffing has been completed and as a result, the workforce was reduced by 26 employees to align the size of our workforce to our then current production requirements. In connection with the reduction in force, the Company was required to pay terminated employees $236 in severance, which has been included in operating expense and is shown in the income statement on a line entitled “restructuring expenses.”

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

During 2010, the Company continued to monitor its staffing levels to insure that it was balanced with current demand levels. As a result, additional layoffs were made to reduce our workforce in certain of our locations during the year.

The following is summary of staff reductions and associated restructuring expenses (severance payments) that occurred during the years ended December 31, 2010, 2009 and 2008, respectively:

	Year Ended December 31, 2010			Year Ended December 31, 2009			Year Ended December 31, 2008
	Staff Reduction	Severance	Average	Staff reduction	Severance	Average	Staff reduction	Severance	Average
Normal course (2)	—	$53	$—	—	$—	$—	26	$236	$9	(1)
Related to economic conditions	53	123	2	67	$255	$4	53	93	$2

Total	53	$176	$2	67	$255	$4	79	$329	$4

(1)	Canadian law requires that a minimum severance based on years of service be paid to terminated employees. As a result, it is generally more costly to terminate an employee in Canada. As expected the average severance costs for our Manitex Liftking facility (located in Ontario, Canada) are higher.
(2)	During 2010, the Company also incurred costs of $53 to relocate its Bridgeview, Illinois facility to a smaller more economical facility.

26. CVS Operating Agreement

Manitex International, Inc. announced on June 30, 2010, that its newly formed Italian subsidiary, CVS Ferrari, srl, had entered into an agreement which allows CVS Ferrari srl to use certain assets of CVS SpA on an exclusive rental basis, during the Italian bankruptcy process (concordato preventivo). CVS SpA was located near Milan, Italy and designed and manufactured a range of reach stackers and associated lifting equipment for the global container handling market, which were sold through a broad dealer network.

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

26. CVS Operating Agreement—(Continued)

During July 2010 the Italian court administrator of CVS SpA approved the Company’s agreement to use certain assets of CVS SpA. This agreement is on a monthly rental fee basis and is for a duration of up to two years as the Italian insolvency process, “concordato preventivo” proceeds. Under this process, the creditors of CVS SpA and the court administrator will determine the resolution of the insolvency of CVS SpA. The administrator can elect to sell the assets of CVS SpA either in whole or piecemeal. Under the agreement, CVS Ferrari srl assumed no prior liabilities of the CVS SpA business, and can use the rent CVS SpA assets for its own benefit but must return the assets at the expiration of the agreement. As part of its agreement it also agreed to enter into a standby letter of credit for one million euros to guarantee its commitments under the agreement. Also included, and subject to the agreement of the creditors, and the court process, was an offer to purchase the rental assets.

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

Note 27. Quarterly Financial Data (Unaudited)

Unaudited Quarterly Financial Data

Summarized quarterly financial data for 2010 and 2009 are as follows (in thousands, except per share amounts).

	2010				2009
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net revenues	$21,970	$19,502	$24,859	$29,544	$14,042	$11,848	$15 ,063	$14,934
Gross Profit	5,212	4,607	5,855	7,660	3,028	2,477	2,208	3,444
Net income (loss)	$307	$213	$657	$932	$61	$(117)	$(147)	$3,842
Earnings (loss) per Share
Basic	$0.03	$0.02	$0.06	$0.08	$0.01	$(0.01)	$(0.01)	$0.34
Diluted	$0.03	$0.02	$0.06	$0.08	$0.01	$(0.01)	$(0.01)	$0.34
Shares outstanding
Basic	11,317,125	11,371,956	11,372,467	11,387,895	10,737,273	10,836,132	11,106,784	11,150,396
Diluted	11,338,522	11, 392,759	11,396,770	11,395,814	10,745,528	10,836,132	11,106,784	11,173,332

Acquisitions accounted for as purchases have been included in the Company’s results from their respective dates of acquisition. The stock of Badger Equipment Company was acquired on July 10, 2009. The assets of Manitex Load King, Inc. were acquired on December 31, 2009

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

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

Management’s Assessment

Management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. In connection with such evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Form 10-K as the Company intends to file with the Commission its definitive Proxy Statement for its 2011 Annual Meeting of Shareholders (the “2011 Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2010.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the headings “Nominees to Serve Until the 2012 Annual Meeting,” “Executive Officers of the Company who are not also Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Committee on Directors and Board Governance,” and “Audit Committee” in our 2011 Proxy Statement is incorporated herein by reference.

Code of Ethics

The Company has adopted a code of ethics applicable to our principal executive officer and principal financial and accounting officer, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002, the rules of the SEC promulgated thereunder, and the NASDAQ rules. The code of ethics also applies to all employees of the Company as well as the Board of Directors. In the event that any changes are made or any waivers from the provisions of the code of ethics are made, these events would be disclosed on the Company’s website or in a report on Form 8-K within four business days of such event. The code of ethics is posted on our website at www.manitexinternational.com. Copies of the code of ethics will be provided free of charge upon written request directed to Investor Relations, Manitex International, Inc., 9725 Industrial Drive, Bridgeview, Illinois 60455.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the headings “Compensation Committee Interlocks and Insider Participation,” “EXECUTIVE COMPENSATION,” and “DIRECTOR COMPENSATION” in our 2011 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the headings “Equity Compensation Plan Information” and “PRINCIPAL STOCKHOLDERS” in our 2011 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the headings “Transactions with Related Persons,” “Corporate Governance,” “Compensation Committee,” and “Audit Committee” in our 2011 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the heading “AUDIT COMMITTEE” in our 2011 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

See Index to Financial Statements on page 50.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2011

MANITEX INTERNATIONAL, INC.

By:	/s/ DAVID H. GRANSEE
David H. Gransee
Vice President, Chief Financial Officer
(On behalf of the Registrant and as Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David J. Langevin and David H. Gransee his or her attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DAVID J. LANGEVIN David J. Langevin, Chairman and Chief Executive Officer (Principal Executive Officer)	March 30, 2011

/s/ DAVID H. GRANSEE David H. Gransee, Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2011

/s/ RONALD M. CLARK Ronald M. Clark, Director	March 30, 2011

/s/ STEPHEN J. TOBER Stephen J. Tober, Director	March 30, 2011

/s/ ROBERT S. GIGLIOTTI Robert S. Gigliotti, Director	March 30, 2011

/s/ MARVIN B. ROSENBERG Marvin B. Rosenberg, Director	March 30, 2011

Exhibit Index

Exhibit No.		Description

2.1		Asset Purchase Agreement, dated October 6, 2008, by and among Manitex International, Inc., GT Distribution, LLC, Schaeff Lift Truck Inc., and Crane & Machinery, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 10, 2008).

2.2		Stock Purchase Agreement, dated July 10, 2009, by Manitex International, Inc. and Avis Industrial Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 16, 2009).

2.3		Asset Purchase Agreement, effective December 31, 2009, between Genie Industries, Inc. and Manitex Load King, Inc (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 7, 2010).

3.1		Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on November 13, 2008).

3.2		Amended and Restated Bylaws of Veri-Tek International, Corp. (now known as Manitex International, Inc.), as amended (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed on March 27, 2008).

4.1		Specimen Common Stock Certificate of Manitex International, Inc. (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on March 25, 2009).

4.2		Rights Agreement, dated as of October 17, 2008, between Manitex International, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 21, 2008).

10.1	*	Employment Agreement, dated June 16, 2009, between Manitex International, Inc. and David J. Langevin (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 17, 2009).

10.2	*	Employment Agreement, dated June 16, 2009, between Manitex International, Inc. and Andrew M. Rooke (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 17, 2009).

10.3	*	Employment Agreement, dated June 16, 2009, between Manitex International, Inc. and David H. Gransee (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 17, 2009).

10.4	*	Second Amended and Restated Manitex International, Inc. 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed on March 30, 2010).

10.5	*	Form of Restricted Stock Unit Award (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 16, 2007).

10.6		Lease dated April 17, 2006 between Krislee-Texas, LLC and Manitex, Inc. for facility located in Georgetown, Texas (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed on April 13, 2007).

10.7		Lease Agreement, dated July 10, 2009, by and between Badger Equipment Company and Avis Industrial Corporation (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on July 16, 2009).

10.8		Lease Agreement, dated May 26, 2010, between Manitex International, Inc. and KB Building, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 28, 2010).

Exhibit No.	Description

10.9	Lease dated June 8, 2010, between Aldrovandi Equipment Limited and Manitex Liftking, ULC for facility located in Woodbridge, Ontario (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 13, 2010).

10.10	Securities Purchase Agreement, dated as of November 3, 2006, between the Company and the investors identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 16, 2006).

10.11	Form of Series A Warrant dated November 15, 2006 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 16, 2006).

10.12	Form of Series B Warrant dated November 15, 2006 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on November 16, 2006).

10.13	Registration Rights Agreement, dated as of November 3, 2006, between the Company and the investors identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 16, 2006).

10.14	Form of Warrant dated November 15, 2006 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on November 16, 2006).

10.15	Securities Purchase Agreement, dated as of August 30, 2007, between the Company and the investors identified on Annex A (the Schedule of Buyers) attached thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 31, 2007).

10.16	Registration Rights Agreement, dated as of August 30, 2007, between the Company and the investors identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 31, 2007).

10.17	Form of Warrant issued to Roth Capital Partners, LLC, dated September 11, 2007 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 11, 2007).

10.18	Exchange Agreement, dated May 2, 2008, between Veri-Tek International, Corp. (now known as Manitex International, Inc.), the individuals listed on Schedule A thereto, and Michael Azar as the Holders’ Representative (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 8, 2008).

10.19	Promissory Note of Veri-Tek International Corp. (now known as Manitex International, Inc.), in of favor Comerica Bank dated October 28, 2004 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (Amendment No. 1) filed on November 12, 2004 (Registration No. 333-11830)).

10.20	Loan Agreement by and between Comerica Bank and Veri-Tek International, Corp. (now known as Manitex International, Inc.) dated November 19, 2004 (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (Amendment No. 2) filed on December 1, 2004 (Registration No. 333-11830)).

10.21	Demand Promissory Note, dated May 31, 2006, by Crane & Machinery, Inc. to the Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 10, 2006).

10.22	Installment Note in principal amount of $1,483,299, dated July 9, 2009, by and between Manitex International, Inc., Manitex, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on July 10, 2009).

10.23	Assignment and Assumption Agreement, dated July 9, 2009, between Comerica Bank, Quantum Value Management LLC, Manitex International, Inc. and Manitex, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on July 10, 2009).

Exhibit No.	Description

10.24	Second Amended and Restated Credit Agreement, dated April 11, 2007, by and between Veri-Tek International, Corp. (now known as Manitex International, Inc.), Manitex, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 15, 2007).

10.25	Amendment No. 1, effective as of August 9, 2007, to the Second Amended and Restated Credit Agreement by and between Veri-Tek International, Corp. (now known as Manitex International, Inc.), Manitex, Inc., and Comerica Bank dated April 11, 2007 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 14, 2007).

10.26	Amendment No. 2, dated October 18, 2007, to the Second Amended and Restated Credit Agreement by and between Veri-Tek International, Corp. (now known as Manitex International, Inc.), Manitex, Inc. and Comerica Bank dated April 11, 2007, as amended (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 22, 2007).

10.27	Amendment No. 3 to Second Amended and Restated Credit Agreement and Amendment to Revolving Credit Note, dated June 30, 2008, by and between Manitex International, Inc., Manitex, Inc., and Comerica Bank, as amended (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 7, 2008).

10.28	Amendment No. 4 to Second Amended and Restated Credit Agreement and Amendment to Revolving Credit Note, dated July 9, 2009, by and between Manitex International, Inc., Manitex , Inc., and Comerica Bank, as amended (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 10, 2009).

10.29	Amendment No. 5 to Second Amended and Restated Credit Agreement and Amendment to Revolving Credit Note, dated November 9, 2010, by and between Manitex International, Inc., Manitex , Inc., and Comerica Bank, as amended (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 12, 2010).

10.30	Amendment No. 6 to Second Amended and Restated Credit Agreement and Amendment to Revolving Credit Note, dated November 9, 2010, by and between Manitex International, Inc., Manitex , Inc., and Comerica Bank, as amended (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 12, 2010).

10.31	Revolving Credit Note for $16,500,000 dated April 11, 2007, payable to Comerica Bank by Manitex, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 15, 2007).

10.32	Master Revolving Note in the principal amount of $20.5 million, dated July 9, 2009, by and between Manitex, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 10, 2009).

10.33	Amendment, effective May 5, 2010, to Master Revolving Note in the principal amount of $20.5 million, dated July 9, 2009, by and between Manitex, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 11, 2010).

10.34	Letter Agreement between Manitex Liftking, ULC and Comerica Bank dated December 29, 2006 (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Annual Report on Form 10-K/A filed on May 17, 2007).

10.35	Master Revolving Note dated as of December 29, 2006 between Manitex Liftking, ULC and Comerica Bank (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Annual Report on Form 10-K/A filed on May 17, 2007).

Exhibit No.	Description

10.36	Amendment No. 1, effective as of August 9, 2007, to that certain Master Revolving Note in original principal amount of CDN$3.5 million, dated December 29, 2006, by and between Manitex Liftking, ULC and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 14, 2007).

10.37	Amendment No. 2, effective as of October 18, 2007, to that certain Master Revolving Note in original principal amount of $3.5 million, dated December 29, 2006, by and between Manitex Liftking, ULC and Comerica Bank, as amended (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 22, 2007).

10.38	Amendment No. 3, effective as of June 30, 2008, to that certain Master Revolving Note in original principal amount of CDN $3.5 million, dated December 29, 2006, by and between Manitex LiftKing, ULC and Comerica Bank, as amended (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 7, 2008).

10.39	Amendment No. 4, effective as of July 9, 2009, to that certain Master Revolving Note in original principal amount of CDN $3.5 million, dated December 29, 2006, by and between Manitex LiftKing, ULC and Comerica Bank, as amended (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 10, 2009).

10.40	Amendment No. 5, effective October 29, 2009, to that certain Master Revolving Note in original principal amount of CDN $3.5 million, dated December 29, 2006, by and between Manitex LiftKing, ULC and Comerica Bank, as amended (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 2, 2009).

10.40	Amendment No. 6, effective May 5, 2010, to that certain Master Revolving Note in original principal amount of CDN $3.5 million, dated December 29, 2006, by and between Manitex LiftKing, ULC and Comerica Bank, as amended (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 11, 2010).

10.41	Security Agreement, dated December 29, 2006, between Manitex Liftking, ULC and Comerica Bank (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to the Annual Report on Form 10-K/A filed on May 17, 2007).

10.42	Guaranty executed by Manitex, LLC on December 29, 2006, guaranteeing the loan from Comerica Bank to Manitex Liftking, ULC (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Annual Report on Form 10-K/A filed on May 17, 2007).

10.43	Advance Formula Agreement, dated January 26, 2009, made by Manitex LiftKing, ULC in favor of Comerica Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 28, 2009).

10.44	Amendment to Advance Formula Agreement, dated October 29, 2009, by and between Manitex LiftKing, ULC and Comerica Bank (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 2, 2009).

10.45	Letter Agreement, dated June 30, 2008, by and between Manitex LiftKing, ULC and Comerica Bank (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 7, 2008).

10.46	Master Revolving Note in principal amount of $4.5 million, dated July 9, 2009, by and between Manitex LiftKing, ULC and Comerica Bank (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 10, 2009).

10.47	Amendment No. 1, effective October 29, 2009, to that certain Master Revolving Note in original principal amount of $4.5 million, dated July 9, 2009, by and between Manitex LiftKing, ULC and Comerica Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 2, 2009).

Exhibit No.	Description

10.48	Amendment No. 2, effective May 5, 2010, to that certain Master Revolving Note in original principal amount of $4.5 million, dated July 9, 2009, by and between Manitex LiftKing, ULC and Comerica Bank (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 11, 2010).

10.49	Letter Agreement, dated October 29, 2009, by and between Manitex LiftKing, ULC and Comerica Bank (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on November 2, 2009).

10.50	Comerica Bank Foreign Currency Exchange Master Agreement, dated September 7, 2007, between Veri-Tek International, Corp. (now known as Manitex International, Inc.) and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 14, 2007).

10.51	Floorplan and Security Agreement between Manitex International, Inc. and HCA Equipment Finance LLC, dated December 15, 2008, together with the form of Extension of Credit, which is attached as Exhibit A thereto, and the Addendum to Floorplan and Security Agreement, dated January 20, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 27, 2009).

10.52	Restructuring Agreement, dated October 6, 2008, by and among Terex Corporation, Crane & Machinery, Inc., and Manitex International, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 10, 2008).

10.53	Term Note in principal amount of $2,000,000, dated October 6, 2008, payable by Manitex International, Inc. to Terex Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 10, 2008).

10.54	Piggyback Registration Rights Agreement, dated October 6, 2008, by and between Manitex International, Inc. and Terex Corporation (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on October 10, 2008).

10.55	Security Agreement, dated October 6, 2008, by and between Crane & Machinery, Inc. and Terex Corporation (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on October 10, 2008).

10.56	Promissory Note in principal amount of $2,750,000, dated July 10, 2009, payable by Manitex International, Inc. to Avis Industrial Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 16, 2009).

10.57	Security Agreement, dated July 10, 2009, by and between Manitex International, Inc. and Avis Industrial Corporation (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 16, 2009).

10.58	Promissory Note, dated December 31, 2009, payable by Manitex Load King, Inc. to Genie Industries, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2010).

10.59	Share Promissory Note, dated December 31, 2009, payable by Manitex Load King, Inc. to Genie Industries, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 7, 2010).

10.60	Security Agreement, dated December 31, 2009, between Manitex Load King, Inc. and Genie Industries, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on January 7, 2010).

Exhibit No.	Description

10.61	Letter agreement dated May 5, 2010, between Manitex International, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 11, 2010).

10.62	Master Revolving Note in the principal amount of $500,000 dated May 5, 2010, between Manitex International, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on May 11, 2010).

21.1(1)	Subsidiaries of the Company.

23.1(1)	Consent of UHY LLP.

24.1	Power of Attorney (included on signature page).

31.1(1)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 (1)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 (1)	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350.

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
(1)	Filed herewith.