Form 10-Q
period 2011-03-31
Manitex International, Inc.
filed 2011-05-13
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

MANITEX INTERNATIONAL, INC.

FORM 10-Q INDEX

PART 1 – FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share amounts)

	March 31, 2011	December 31, 2010
	Unaudited	Unaudited
ASSETS
Current assets
Cash	$1,441	$662
Trade receivables (net of allowances of $140 and $163 at March 31, 2011 and December 31, 2010)	18,468	19,557
Other receivables	1,506	1,440
Inventory (net of allowances of $375 and $319 at March 31, 2011 and December 31, 2010)	35,518	30,694
Deferred tax asset	650	650
Prepaid expense and other	1,659	1,700

Total current assets	59,242	54,703
Total fixed assets (net)	10,387	10,659

Intangible assets (net)	19,909	20,403
Deferred tax asset	5,183	5,249
Goodwill	14,452	14,452
Other long-term assets	43	51

Total assets	$109,216	$105,517

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable—short term	$3,271	$2,646
Current portion of capital lease obligations	567	564
Accounts payable	16,264	14,447
Accounts payable related parties	1,054	481
Accrued expenses	4,049	4,335
Other current liabilities	208	538

Total current liabilities	25,413	23,011
Long-term liabilities
Revolving term credit facilities	21,161	20,007
Deferred tax liability	5,473	5,473
Notes payable	5,756	6,119
Capital lease obligations	4,538	4,683
Deferred gain on sale of building	2,694	2,789
Other long-term liabilities	164	161

Total long-term liabilities	39,786	39,232

Total liabilities	65,199	62,243

Commitments and contingencies

Shareholders’ equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding March 31, 2011 and December 31, 2010	—	—
Common Stock—no par value, Authorized, 20,000,000 shares authorized Issued and outstanding, 11,409,533 and 11,394,621 at March 31, 2011 and December 31, 2010, respectively	46,989	46,920
Warrants	1,788	1,788
Paid in capital	4	6
Accumulated deficit	(5,706)	(6,148)
Accumulated other comprehensive income	942	708

Total shareholders’ equity	44,017	43,274

Total liabilities and shareholders’ equity	$109,216	$105,517

The accompanying notes are an integral part of these financial statements.

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2011	2010
	Unaudited	Unaudited
Net revenues	$31,722	$21,970
Cost of sales	25,263	16,758

Gross profit	6,459	5,212
Operating expenses
Research and development costs	323	277
Selling, general and administrative expenses	4,878	3,839
Restructuring expenses	6	53

Total operating expenses	5,207	4,169

Operating income	1,252	1,043
Other income (expense)
Interest expense	(616)	(612)
Foreign currency transaction gain (loss)	15	(110)
Other income	25	144

Total other expense	(576)	(578)

Income before income taxes	676	465
Income tax	234	158

Net income	$442	$307

Earnings Per Share
Basic
Basic	$0.04	$0.03
Diluted	$0.04	$0.03
Weighted average common shares outstanding
Basic	11,402,821	11,317,125
Diluted	11,581,676	11,338,522

The accompanying notes are an integral part of these financial statements.

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands, except for share amounts)

	Three Months Ended March 31,
	2011	2010
	Unaudited	Unaudited
Cash flows from operating activities:
Net income	$442	$307
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	803	780
Changes in allowances for doubtful accounts	(10)	36
Changes in inventory reserves	56	—
Deferred income taxes	68	—
Stock based deferred compensation	79	58
Gain on disposal of fixed assets	(25)	(32)
Reserves for uncertain tax provisions	3	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	1,409	(3,474)
(Increase) decrease in inventory	(4,511)	1,618
(Increase) decrease in prepaid expenses	100	(291)
(Increase) decrease in other assets	8	8
Increase (decrease) in accounts payable	1,923	(566)
Increase (decrease) in accrued expense	(361)	333
Increase (decrease) in other current liabilities	(333)	(11)

Net cash used for operating activities	(349)	(1,234)

Cash flows from investing activities:
Proceeds from the sale of fixed assets	25	209
Purchase of property and equipment	(112)	(13)

Net cash (used) for provided by investing activities	(87)	196

Cash flows from financing activities:
Borrowing on revolving term credit facilities	1,458	2,161
Repayments on revolving term credit facility	(407)	(759)
Shares repurchased for income tax withholdings on share-based compensation	(12)	(17)
New borrowings	1,065	588
Note payments (1) (2)	(834)	(566)
Payments on capital lease obligations	(142)	(128)

Net cash provided by financing activities	1,128	1,279

Net increase in cash and cash equivalents	692	241
Effect of exchange rate change on cash	87	(73)
Cash and cash equivalents at the beginning of the year	662	287

Cash and cash equivalents at end of period	$1,441	$455

(1)	On March 1, 2010, the Company issued 64,655 shares of its common stock to Terex Corporation, in lieu of $150 of the principal payment on the Term Note that was due on March 1, 2010. This transaction is a non-cash transaction. Accordingly, the cash flow statement excludes the impact of this transaction.
(2)	On January 6, 2010, the Company issued 130,890 shares of common stock to settle a promissory note in the amount of $250 issued on December 31, 2009 in connection with the Load King acquisition. The note was executed to ensure the delivery to the Seller of 130,890 shares of the Company’s Common Stock as provided for in the Purchase Agreement. This transaction is a non-cash transaction. Accordingly, the cash flow statement excludes the impact of this transaction.

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

Lifting Equipment Segment

The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries. Through its Manitex, Inc. subsidiary it markets a comprehensive line of boom trucks and sign cranes. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including, roads, bridges and commercial construction. Its Badger Equipment Company subsidiary (“Badger”) acquired on July 10, 2009, is a manufacturer of specialized rough terrain cranes and material handling products, including a 30-ton model, the first in a new line of specialized high quality rough terrain cranes that we will be introducing. Badger primarily serves the needs of the construction, municipality, and railroad industries.

The Manitex Liftking ULC (“Manitex Liftking” or “Liftking”) subsidiary sells a complete line of rough terrain forklifts, including the Liftking and Noble product lines, a line of electric forklifts marketed under the Schaeff name, as well as special mission oriented vehicles, and other specialized carriers, heavy material handling transporters and steel mill equipment. Manitex Liftking’s rough terrain forklifts are used in both commercial and military applications. Specialty mission oriented vehicles and specialized carriers are designed and built to meet the Company’s unique customer needs and requirements. The Company’s specialized lifting equipment has met the particular needs of customers in various industries that include utility, ship building and steel mill industries .

On December 31, 2009, our subsidiary, Manitex Load King, Inc. (“Load King”), acquired the operating assets of Load King Trailers, an Elk Point, South Dakota-based manufacturer of specialized custom trailers and hauling systems, typically used for transporting heavy equipment. Load King trailers serve niche markets in the commercial construction, railroad, military, and equipment rental industries through a dealer network. Load King complements our existing material handling business.

July 1, 2010, the Company’s newly formed Italian subsidiary, CVS Ferrari, srl (“CVS) entered into an agreement to rent certain assets of CVS SpA on an exclusive rental basis, during the Italian bankruptcy process (concordato preventivo). CVS SpA was located near Milan, Italy and designed and manufactured a range of reach stackers and associated lifting equipment for the global container handling market, which were sold through a broad dealer network. During the third quarter 2010, CVS Ferrari, srl commenced operations and uses the rental assets in its operations.

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

The Company believes that in the current environment, an option to purchase previously-owned equipment is a cost effective alternative that could increase customers return on investment. In the second quarter of 2010, we created a new division, North American Equipment Exchange, (“NAEE” ) to market previously-owned equipment.

2. Basis of Presentation

The accompanying consolidated financial statements, included herein, have been prepared by the Company without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed) necessary for a fair presentation of the Company’s financial position as of March 31, 2011, and results of its operations and cash flows for the periods presented. The consolidated balances as of December 31, 2010 were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the year.

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

Comprehensive Income

Reporting “Comprehensive Income” requires reporting and displaying comprehensive income and its components. Comprehensive income includes, in addition to net earnings, other items that are reported as direct adjustments to stockholder’s equity. Currently, the comprehensive income adjustment required for the Company has two components. First is a foreign currency translation adjustment, the result of consolidating its foreign subsidiaries. The second component is a derivative instrument fair market value adjustment (net of income taxes) related to forward currency contracts designated as a cash flow hedge. See Note 4 for additional details. Comprehensive income is as follows:

	Three months ended March 31,
	2011	2010
Net income	$442	$307

Other comprehensive income (loss)
Foreign currency translation adjustments	246	95
Derivative instrument fair market value adjustment—net of income taxes	(12)	20

Total other comprehensive income	234	115

Comprehensive income	$676	$422

Subsequent Events

The Company has performed a review of events subsequent to the balance sheet date.

3. Financial Instruments—Forward Currency Exchange Contracts

The following tables set forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 by level within the fair value hierarchy. As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is summary of items that the Company measures at fair value:

	Fair Value at March 31, 2011
	Level 1	Level 2	Level 3	Total
Asset
Forward currency exchange contracts	$164	$—	$—	$164

Total current assets at fair value	$164	$—	$—	$164

Liabilities:
Forward currency exchange contracts	$25	$—	$—	$25
Load King contingent consideration	—	—	30	30

Total long-term liabilities at fair value	$25	$—	$30	$55

	Fair Value at December 31, 2010
	Level 1	Level 2	Level 3	Total
Asset
Forward currency exchange contracts	$160	$—	$—	$160

Total current assets at fair value	$160	$—	$—	$160

Liabilities:
Load King contingent consideration	—	—	30	30

Total long-term liabilities at fair value	$—	$—	$30	$30

Fair Value Measurements

ASC 820-10 classifies the inputs used to measure fair value into the following hierarchy:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 -	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3 -	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The fair value of the forward currency contracts are determined on the last day of each reporting period using quoted prices in active markets, which are supplied to the Company by the foreign currency trading operation of its bank. Under ASC 820-10, items valued based on quoted prices in active markets are Level 1 items.

The Load King purchase agreement has a contingent consideration provision which provides for a onetime payment of $750 if net revenues are equal to or greater than $30,000 in 2010, 2011 or 2012. Given the disparity between the revenue threshold and the Company’s projected financial results, it was determined that a Monte Carlo simulation analysis was appropriate to determine the fair value of contingent consideration. It was determined that the probability weighted average earn out payment is $30. Based thereon, we determined the fair value of the contingent consideration to be $30.

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

The Company enters into forward currency exchange contracts in order to attempt to create a relationship such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. The forward currency exchange contracts that the Company has to offset existing assets and liabilities denominated in other than the reporting units’ functional currency have been determined not to be considered a hedge under ASC 815-10. The Company records at the balance sheet date the forward currency exchange contracts at its market value with any associated gain or loss being recorded in current earnings. Both realized and unrealized gains and losses related to forward currency contracts are included in current earnings and are reflected in the Statement of Operations in the other income expense section on the line titled foreign currency transaction gains/(losses). Items denominated in other than a reporting unit’s functional currency includes U.S. denominated accounts receivable and accounts payable held by our Canadian subsidiary.

The Company entered into forward currency contracts to hedge certain future U.S. dollar sales of its Canadian Subsidiary. The decision, to hedge future sales is not automatic and is decided on a case by case basis. The forward currency contracts to hedge future sales are designated as cash flow hedges under ASC 815-10.

As required, forward currency contracts are recognized as an asset or liability at fair value on the Company’s Consolidated Balance Sheet. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (date of sale). Gains or losses on cash flow hedges when recognized into income are included in net revenues. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The Company expects minimal ineffectiveness as the Company has hedged only firm sales orders and has not hedged estimated exposures. In the next twelve months, the company estimates $38 of pre-tax unrealized gains related to forward currency contract hedges to be reclassified from other comprehensive income into earnings.

At March 31, 2011, the Company had entered into a series of forward currency exchange contracts. The contracts obligate the Company to purchase approximately CDN $4,833 in total. The contracts which are in various amounts mature between April 8, 2011 and August 2, 2011. Under the contracts, the Company will purchase Canadian dollars at exchange rates between .9680 and 1.0338. The Canadian to U.S. dollar exchange rates was 1.0314 at March 31, 2011.

At March 31, 2011, the Company had entered into a forward currency exchange contract which matures on April 4, 2011 to sell 300 Euros at a rate of 1.3331 U.S. dollars per Euro. The U.S. dollar to Euro exchange rate was $1.4207 at March 31, 2011.

The unrealized currency exchange asset is reported under prepaid expense and other if it is an asset or under accrued expenses if it is a liability on the balance sheet at March 31, 2011. As of March 31, 2011, the Company had the following forward currency contracts:

Nature of Derivative	Amount	Type
Forward currency contract	CDN$ 3,330	Not designated as hedge instrument
Forward currency contract	EUROS 300	Not designated as hedge instrument
Forward currency contract	CDN$ 1,503	Cash flow hedge

The following table provides the location and fair value amounts of derivative instruments that are reported in the Consolidated Balance Sheet as of March 31, 2011 and December 31, 2010:

Total derivatives NOT designated as a hedge instrument

Asset Derivatives	Balance Sheet Location	Fair Value
		March 31, 2011	December 31, 2010
Foreign currency Exchange Contract	Prepaid expense and other	$126	$101

Liabilities Derivatives
Foreign currency Exchange Contract	Accrued expense	$(25)	$—

Total derivatives designated as a hedge instrument

Asset Derivatives	Balance Sheet Location	Fair Value
		March 31, 2011	December 31, 2010
Foreign currency Exchange Contract	Prepaid expense and other	$38	$59

The following tables provide the effect of derivative instruments on the Consolidated Statement of Operations for the three months ended March 31, 2011 and 2010:

Derivatives Not designated as Hedge Instrument	Location of gain or (loss) recognized in Income Statement	Three months ended March 31,
		2011	2010
Forward currency contracts	Foreign currency transaction gain (loss)	$28	$(15)

Derivatives designated as Hedge Instrument	Location of gain or (loss) recognized in Income Statement
Forward currency contracts	Net revenue	$91	$34

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

5. Net Earnings per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of warrants, and restricted stock units. Details of the calculations are as follows:

	Three months ended March 31,
	2011	2010
Net Income per common share
Basic	$442	$307
Diluted	$442	$307

Earnings per share
Basic	$0.04	$0.03
Diluted	$0.04	$0.03

Weighted average common share outstanding

	Three months ended March 31,
	2011	2010
Basic	11,402,821	11,317,125

Diluted:
Basic	11,402,821	11,317,125
Dilutive effect of:
Warrants	177,556	—
Restricted stock units	1,299	21,397

Diluted	11,581,676	11,338,522

6. Equity

Stock Warrants

The Company accounts for warrants issued to non-employees based on the fair value on date of issuance. Certain warrants will be exercisable on a cashless basis under certain circumstances, and are callable by the Company on a cashless basis under certain circumstances. At March 31, 2011 and December 31, 2010, the Company had issued and outstanding warrants as follows:

Number of Warrants	Exercise Price	Expiration Date
450,000	$4.05	November 15, 2011	Private placement
204,000	$4.25	November 15, 2011	Private placement
192,500	$4.62	November 15, 2011	Placement Agent Fee
15,000	$7.08	June 15, 2011	Investor Relation Service
105,000	$7.18	September 11, 2012	Placement Agent Fee

During the three months ended March 31, 2011 no warrants were exercised.

Stock Issuance

The Company issued shares of common stock to employees for restricted stock units issued under the Company’s 2004 Incentive Plan, which had vested. The Company also repurchased shares from employees to satisfy employee withholding tax obligation. The shares were repurchased at the closing price on date the shares vested. The below table summarizes both stock issuance and repurchase with employees:

Issued Date	Shares Issued	Shares Repurchased	Share Net of Repurchases	Repurchase Price
January 1, 2011	10,000	3,065	6,935	$3.85
March 15, 2011	6,617	—	6,617	—
March 31, 2011	1,360	—	1,360	—

	17,977	3,065	14,912

2004 Equity Incentive Plan

In 2004, the Company adopted the 2004 Equity Incentive Plan and subsequently amended and restated the plan on September 13, 2007 and May 28, 2009. The maximum number of shares of common stock reserved for issuance under the plan is 500,000 shares. The total number of shares reserved for issuance however, can be adjusted to reflect certain corporate transactions or changes in the Company’s capital structure. The Company’s employees and members of the board of directors who are not our employees or employees of our affiliates are eligible to participate in the plan. The plan is administered by a committee of the board comprised of members who are outside directors. The plan provides that the committee has the authority to, among other things, select plan participants, determine the type and amount of awards, determine award terms, fix all other conditions of any awards, interpret the plan and any plan awards. Under the plan, the committee can grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units, except Directors may not be granted stock appreciation rights, performance shares and performance units. During any calendar year, participants are limited in the number of grants they may receive under the plan. In any year, an individual may not receive options for more than 15,000 shares, stock appreciation rights with respect to more than 20,000 shares, more than 20,000 shares of restricted stock and/or an award for more than 10,000 performance shares or restricted stock units or performance units. The plan requires that the exercise price for stock options and stock appreciation rights be not less than fair market value of the Company’s common stock on date of grant.

The following table contains information regarding restricted stock units as of March 31, 2011:

2011
Outstanding on January 1,	1,360
Units granted during the period	26,667
Vested and issued	(14,912)
Vested – repurchased for income tax withholding	(3,065)

Outstanding on March 31,	10,050

On January 1, 2011, the Company granted 10,000 restricted stock units to an employee pursuant to the Company’s 2004 Equity Incentive Plan. The restricted stock units fully vested upon issuance.

On March 15, 2011, the Company granted an aggregate of 16,667 restricted stock units to four independent Directors pursuant to the Company’s 2004 Equity Incentive Plan. Restricted stock units of 6,617, 4,950 and 5,100 vest on March 15, 2011, December 31, 2011 and December 31, 2012, respectively.

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $79 and $58 for the three months ended March 31, 2011 and 2010, respectively. Additional compensation expense related to restricted stock units will be $25, and $28 for the remainder of 2011, and 2012, respectively.

7. New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements”, which amended ASC 605, “Revenue Recognition.” This guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how to allocate the consideration to each unit of accounting. In an arrangement with multiple deliverables, the delivered item(s) shall be considered a separate unit of accounting if the delivered items have value to the customer on a stand-alone basis. Items have value on a stand-alone basis if they are sold separately by any vendor or the customer could resell the delivered items on a stand-alone basis and if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor.

Arrangement consideration shall be allocated at the inception of the arrangement to all deliverables based on their relative selling price, except under certain circumstances such as items recorded at fair value and items not contingent upon the delivery of additional items or meeting other specified performance conditions. The selling price for each deliverable shall be determined using vendor specific objective evidence (“VSOE”) of selling price, if it exists, otherwise third-party evidence of selling price. If neither VSOE nor third-party evidence exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. This guidance eliminates the use of the residual value method for determining allocation of arrangement consideration and allows the use of an entity’s best estimate to determine the selling price if VSOE and third-party evidence cannot be determined. It also requires additional disclosures such as the nature of the arrangement, certain provisions within the arrangement, significant factors used to determine selling prices and the timing of revenue recognition related to the arrangement. This guidance shall be effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. The guidance has been adopted as of January 1, 2011 and did not have a material impact on the Company’s consolidated financial statements.

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

ASU2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The provisions were adopted on January 1, 2010. The adoption did not have a material impact on the Company’s Consolidated Financial Statements.

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

In April 2010, the FASB issued Accounting Standards Update 2010-13, Compensation-Stock Compensation (topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades—a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. The guidance has been adopted as of January 1, 2011 and did not have a material impact on the Company’s consolidated financial statements. In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires additional disclosures about the credit quality of financing receivables and the allowance for credit losses. The purpose of the additional disclosures is to enable users of financial statements to better understand the nature of credit risk inherent in an entity’s portfolio of financing receivables and how that risk is analyzed. The new disclosures was required to be made in interim and annual periods ending on or after December 15, 2010. ASU 2011-01 temporarily delays the effective date of the disclosures to interim and annual periods ending after June 15, 2011. The Company does not believe that the adoption of this ASU will have a material impact on the Company’s financial position, results of operation, or cash flows.

In December 2010, the FASB issue ASU 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires the company to perform Step 2 if it is more likely than not that a goodwill impairment may exist. ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Under the guidance any impairment recorded upon adoption is recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. The guidance has been adopted as of January 1, 2011 and did not have a material impact on the Company’s consolidated financial statements.

December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). This standard update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. ASU 2010-29 is therefore effective for acquisitions made after January 1, 2010. The guidance has been adopted as of January 1, 2011and may impact our disclosures for any future business combinations, but the effect will depend on acquisitions that may be made in the future.

In April 2011, the FASB issued Accounting Standards Update 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring . ASU2011-02 gives additional guidance to companies to assist in determining troubled debt restructurings. ASU 2011-02 is effective for reporting periods beginning on or after June 15, 2011 and the Company does not expect the implementation of ASU 2011-02 to have a significant impact on its results of operations, financial position or cash flow

8. Inventory

The components of inventory are as follows:

	March 31, 2011	December 31, 2010
Raw Materials and Purchased Parts,	$26,052	$22,928
Work in Process	3,731	3,192
Finished Goods	5,735	4,574

Inventories, net	$35,518	$30,694

9. Goodwill and Intangible Assets

	March 31, 2011	December 31, 2010	Useful lives
Patented and unpatented technology	$12,173	$12,163	10-17 years
Amortization	(5,203)	(4,895)
Customer relationships	10,099	10,089	10-20 years
Amortization	(2,293)	(2,146)
Trade names and trademarks	5,997	5,995	25 years
Amortization	(964)	(903)
In process research and development	100	100	indefinite
Customer backlog	475	473	< 1 year
Amortization	(475)	(473)

Intangible assets	19,909	20,403
Goodwill	14,452	14,452

Goodwill and other intangibles	$34,361	$34,855

Amortization expense for intangible assets was $510 and $508 for the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011 and December 31, 2010, Goodwill for Lifting Equipment segment and the Equipment Distribution segment was $14,177 and $275, respectively.

10. Accounts Payable and Accrued Expenses

	March 31, 2011	December 31, 2010
Trade	$16,264	$14,317
Bank overdraft	—	130

Total accounts payable	$16,264	$14,447

Accrued expenses:
Accrued payroll	$493	$362
Accrued employee health	119	190
Accrued bonuses	668	756
Accrued vacation expense	430	387
Accrued interest	151	153
Accrued commissions	479	510
Accrued expenses—other	481	426
Accrued warranty	633	577
Accrued income taxes	326	643
Accrued taxes other than income taxes	269	331

Total accrued expenses	$4,049	$4,335

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

	Three Months Ended
	March 31, 2011	March 31, 2010
Balance January 1,	$577	$550
Accrual for warranties issued during the period	348	512
Warranty services provided	(296)	(358)
Changes in estimate	—	(31)
Foreign currency translation	4	10

Balance March 31,	$633	$683

12. Revolving Term Credit Facilities and Debt

Revolving Credit Facility

At March 31, 2011, the Company had drawn $16,734 under a revolving credit facility. The Company is eligible to borrow up to $20,500, with interest at prime rate (prime was 3.25% at December 31, 2010) plus 1.5%. The maximum amount available is limited to the sum of 85% of eligible receivables, and the lesser of 53% of eligible inventory or $9,500. At March 31, 2011, the maximum the Company could borrow based on available collateral was capped at $17,477. The credit facility’s original maturity date was January 2, 2005. The maturity date was subsequently extended and the note is now due on April 1, 2012. The indebtedness is collateralized by substantially all of the Company’s assets. The facility contains customary limitations including, but not limited to, limitations on acquisitions, dividends, repurchase of the Company’s stock and capital expenditures. The agreement also requires the Company to have a minimum Tangible Effective Net Worth, as defined in the agreement, and 1.25 to 1 Debt Service Ratio, as defined in the agreement. Under the agreement, the inventory eligibility percent further decreases to 50% on June 30, 2011.

On November 9, 2010, the Company executed Amendments No. 6 and No. 7 to the Second Amended and Restated Credit Agreement. The amendments permit the Company to issue unsecured guarantees of indebtedness owed by CVS Ferrari, srl to foreign banks in respect to working capital financing, not to exceed the lesser of $5,000 or the amount of such financing. Additionally the amendments allow the Company to make or allow to remain outstanding any investment (whether such investment shall be of the character of investment of shares of stock, evidence of indebtedness or other securities or otherwise) in, or any loans or advances to CVS or to any other wholly-owned foreign subsidiary. The amount of investments, loans or advances to foreign subsidiaries is limited to $825 through December 30, 2010, $675 from December 31, 2010 and March 30, 2011, and $300 on or after March 31, 2011.

Revolving Canadian Credit Facility

At March 31, 2011, the Company had drawn US $3,927 under a revolving credit agreement with a bank. The Company is eligible to borrow up to CDN $5,500 or US $5,673. The maximum amount available is limited to the sum of (1) 80% of eligible receivables plus (2) the lesser of 35% of eligible work-in-process inventory or CDN $500 plus (3) the lesser of 30% of eligible inventory less work-in-process inventory or CDN $3,500. At March 31, 2011, the maximum the Company could borrow based on available collateral was CDN $5,500 or US $5,673. The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets. The Company can borrow in either U.S. or Canadian dollars. For the purposes of determining availability under the credit line, borrowings in U.S. dollars are converted to Canadian dollars based on the most favorable spot exchange rate determined by the bank to be available to it at the relevant time. Any borrowings under the facility in Canadian dollars bear interest at the Canadian prime rate (the Canadian prime was 3.0% at March 31, 2011) plus 2.5%. Any borrowings under the facility in U.S. dollars bear interest at the U.S. prime rate (prime was 3.25% at March 31, 2011) plus 1.5%. The credit facility has a maturity date of April 1, 2012.

Revolving Credit Facility—Equipment Line

At March 31, 2011, the Company had drawn $500 under a revolving credit facility with a bank. The Company is eligible to borrow up to $500, with interest at prime rate (prime was 3.25% at March 31, 2011) plus 1.5%. The maximum amount available is limited to of 85% of eligible equipment. The maximum the Company could borrow on March 31, 2011 was $500. The credit facility has a maturity date of April 1, 2012.

Note Payable—Bank

At March 31, 2011, the Company has a $483 note payable to a bank. The note was due on September 10, 2006. The maturity date was subsequently extended and the note is now due on April 1, 2012. The note has an interest rate of prime plus 2.5% until maturity, whether by acceleration or otherwise, or until default, as defined in the agreement, and after that at a default rate of prime plus 5.5%. Commencing on July 1, 2008, the Company is also required to make monthly principal payments of $50 on the first day of each month. The bank has been granted security interest in substantially all the assets of the Company’s Manitex subsidiary.

Note Payable Issued to Acquire Badger Equipment Company

In connection with the Company’s acquisition of Badger, the Company issued a note payable to the seller with a face amount of $2,750. The Company is obligated to make annual principal payments of $550, commencing on July 10, 2010 and on each year thereafter through July 10, 2014. The maturity date of the Term Note is July 10, 2014. Accrued interest under the promissory Note is payable quarterly. The unpaid principal balance of the Term Note bears interest at 6% per annum. The holder of the note has been granted a security interest in the common stock of Badger Equipment Company, a subsidiary of the Company.

The note was recorded at its fair value on date of issuance at $2,440. The fair value of the promissory note was calculated to be equal to the present value of the future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of interest of 11% was determined to be the appropriate rate following an assessment of the risk inherent in the debt issue and the market rate for debt of this nature using corporate credit ratings criteria adjusted for the lack of public markets for this note. The calculated fair value was $2,440. The difference between face amount of the note and its fair value is being amortized over the life of the note ($154 through March 31, 2011), and is being charged to interest expense. As of March 31, 2011, the note has a balance of $2,044.

Note Payable—Terex

At March 31, 2011, the Company has a note payable to Terex Corporation for $1,250. The note which had an original principal amount of $2,000 was issued in connection with the purchase of substantially all of the domestic assets of Crane & Machinery, Inc. (“Crane”) and Schaeff Lift Truck, Inc., (“Schaeff”). During the purchase negotiations, the Company agreed to assist the sellers and GT Distribution LLC in restructuring certain debt owed to Terex Corporation (“Terex”). Accordingly, on October 6, 2008, the Company entered into a Restructuring Agreement with Terex and Crane pursuant to which the Company executed and delivered to Terex a promissory note in the amount of $2,000 that has an annual interest rate of 6%. Terex has been granted a lien on and security interest in all of the assets of the Company’s Crane & Machinery Division.

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

Note payable floorplan

At March 31, 2011, the Company has a $1,502 note payable to a finance company. The funds were borrowed from the finance company under the terms of a floorplan financing agreement. On March 3, 2010, the lender informed the Company that over the subsequent three months that they would discontinue providing floor plan financing to construction equipment dealers. As such, the lender did not finance any additional equipment after June 3, 2010. The lender’s decision did not impact any loans that were outstanding at June 3, 2010 and such loans continue under the terms and conditions that were in effect on the date the loan was made.

Under the floorplan agreement, the Company was permitted to borrow up to $2,000 for equipment financing. Borrowings are secured by all inventory financed by or leased from the lender and the proceeds there from. The terms and conditions of any loans, including interest rate, commencement date, and maturity date were determined by the lender upon its receipt of the Company’s request for an extension of credit. The rate, however, may be increased upon the lender giving five days written notice to the Company.

The current balance $1,502 is comprised of borrowing of $832, $341 and $329 borrowed on December 30, 2008, January 12, 2009 and June 3, 2010, respectively. The terms under which funds were borrowed are discussed in the following paragraphs.

On December 30, 2008, the company borrowed $1,252 under the floorplan agreement with the loan bearing interest at a rate per annum equal to the prime rate of interest, as published in the Wall Street Journal, plus 6%. The Company repaid $420 of amount borrowed. On January 12, 2009 the Company borrowed $400 at a rate per annum equal to the prime rate of interest, as published in the Wall Street Journal, plus 5% and has repaid $59. Since the initial borrowing, the lender has agreed to several interest rate reductions. At March 31, 2011, the interest rate on both borrowings was 6%.

For twelve months from the date of borrowing, the Company is only required to make interest payments, followed by 48 equal monthly payments of principal and interest. The loans may be repaid at anytime and are not subject any prepayment penalty. On November 5, 2009, the lender agreed verbally to extend the interest only payments periods from twelve months to nineteen months for the two above loans. The Company started making principal payments in connection with $832 ($1,252 less $420 repayment) and $341 ($400 less $59 repayment) in August 2010 and September 2010, respectively.

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

The promissory note was recorded at its fair value on date of issuance at $2,580. The fair value of the promissory note was calculated to be equal to the present value of the future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of interest of 8% was determined to be the appropriate rate following an assessment of the risk inherent in the debt issued and the market rate for debt of this nature using corporate credit ratings criteria adjusted for the lack of public markets for this Note. The difference between face amount of the promissory note and its fair value is being amortized over the life of the note ($43 through March 31, 2011), and is being charged to interest expense. As of March 31, 2011, the promissory note has a balance of $2,623.

Note Payable—Bank

At March 31, 2011, the Company has a $344 note payable to a bank. The note dated January 10, 2011 had an original principal amount of $489 and an annual interest rate of 3.50%. Under the terms of the note the company is required to make ten monthly payments of $50 commencing January 30, 2011. The proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums.

CVS Credit facilities

At March 31, 2011, CVS had established demand credit facilities with five Italian banks. Under the facilities, CVS can borrow up to 85 Euro ($120) on an unsecured basis and up to an additional 1,600 Euros ($2,273) as advances against orders, invoices and letters of credit. The maximum amount outstanding is limited to 80% of the assigned accounts receivable if there is an invoice issued or 50% if there is an order/contract issued. The banks will evaluate each request to borrow individually and determine the allowable advance percentage and interest rate. In making its determination the bank considers the customer’s credit and location of the customer. Additionally, the banks have agreed to provide guarantees (performance bonds) to customers up to 386 Euros ($549).

At March 31, 2011, one of the banks had advanced CVS 550 Euros ($781), at an interest rate of 2.59%. Additionally, three other banks have issued guarantees of 317 Euros ($500). Manitex International, Inc. has guaranteed all of CVS’s borrowings.

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

One of our insurance carriers has denied coverage for two product liability claims. The Company believes the insurance companies’ basis for denial of coverage is improper. As such, the Company has engaged outside legal representation to challenge the insurance companies’ denial of coverage. Currently, the Company is engaged in a declaratory judgment action which contests the denial of coverage. This suit was filed by Colony National Insurance Company against Manitex LLC, Manitex Inc., Manitex Skycrane, LLC, Quantum Equipment, LLC f/k/a Quantum Heavy Equipment, LLC, Quantum Value Management, LLC, Quantum Value Partners, LP and JLG Industries, Inc. It was filed October 2, 2009 in the United States District Court for the Western District of Texas, Austin Division, case number A09CA724. The Lexington Insurance Company that provides excess coverage over the Colony policy filed a motion to intervene in this action December 8, 2009. That motion has been granted. Colony and Lexington seek a ruling by the court that the defense of JLG in the underlying product liability litigation is not covered by their policies.

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

The Lifting Equipment segment is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes, predominately through a network of dealers, a diverse group of products that serve different functions and are used in a variety of industries. The Company markets a comprehensive line of boom trucks and sign cranes, a complete line of rough terrain forklifts, including both the Liftking and Noble product lines, as well as special mission oriented vehicles, and other specialized carriers, heavy material handling transporters and steel mill equipment. The Company also manufacturers a number of specialized rough terrain cranes and material handling products, including a 30-ton model, the first in new line of specialized high quality rough terrain cranes that we will be introducing. The Company lifting products are used in industrial applications, energy exploration and infrastructure development in the commercial sector and for military applications. The company’s specialized rough terrain cranes primarily serve the needs of the construction, municipality, and railroad industries. Additionally, as of January 1, 2010, the Company began to manufacture and distribute custom trailers and hauling systems typically used for transporting heavy equipment, Our trailer business serves niche markets in the commercial construction, railroad, military, and equipment rental industries through a dealer network.

During the third quarter 2010, CVS Ferrari, srl, our Italian subsidiary located near Milan, commenced operations. CVS Ferrari, srl uses certain assets in its operations that it rents from CVS SpA under an exclusive rental agreement while CVS SpA proceeds through the Italian bankruptcy process (concordato preventivo). CVS Ferrari, srl which manufactures reach stackers and associated lifting equipment for the global container handling market further extends the products offered by our Lifting Equipment segment.

The Equipment Distribution segment located in Bridgeview, Illinois is a distributor of Terex rough terrain and truck cranes, Fuchs material handlers and Manitex boom trucks and sky cranes. The Equipment Distribution segment predominately sells its products to end users, including the rental market. Its products are used primarily for infrastructure development and commercial constructions, applications include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance. The Equipment Distribution segment supplies repair parts for a wide variety of medium to heavy duty construction equipment and sells both domestically and internationally. The segment also provides repair services in the Chicago area. In the second quarter of 2010, we expanded our Equipment Distribution segment by creating a new division, North American Equipment Exchange, (“NAEE”) to market previously-owned construction and heavy equipment, domestically and internationally. This Division provides a wide range of used lifting and construction equipment of various ages and condition, and the Company has the capability to refurbish the equipment to the customers’ specification.

The following is financial information for our two operating segments, i.e., Lifting Equipment and Equipment Distribution.

	Three Months Ended March 31,
	2011	2010
Net revenues
Lifting Equipment	$29,604	$21,132
Equipment Distribution	2,118	838

Total	$31,722	$21,970
Operating income
Lifting Equipment	$2,457	$1,897
Equipment Distribution	(138)	(110)
Corporate expenses	(1,067)	(744)

Total operating income	$1,252	$1,043

The Lifting Equipment segment operating earnings includes amortization of $473 and $471 for the three months ended March 31, 2011 and 2010, respectively. The Equipment Distribution segment operating earnings includes amortization of $37 for the three months ended March 31, 2011 and 2010.

	March 31, 2011	December 31, 2010
Total Assets
Lifting Equipment	$102,972	$99,702
Equipment Distribution	6,117	5,595
Corporate	127	220

Total	$109,216	$105,517

15. Transactions between the Company and Related Parties

In the course of conducting its business, the Company has entered into certain related party transactions.

The Company, through its Manitex and Manitex Liftking subsidiaries, purchases and sells parts to GT Distribution, LLC. (“GT”) including its subsidiaries, BGI USA, Inc. (“BGI”) and SL Industries, Ltd (“SL”). BGI is a distributor of assembly parts used to manufacture various lifting equipment. SL Industries, Ltd is a Bulgarian subsidiary of GT that manufactures fabricated and welded components used to manufacture various lifting equipment. GT is owned by a Senior Vice President of Manitex International, Inc.

The Company through its Manitex Liftking subsidiary provides parts and services to LiftMaster, Ltd (“LiftMaster”) or purchases parts or services from LiftMaster. LiftMaster is a rental company that rents and services rough terrain forklifts. LiftMaster is owned by the Vice President of a wholly owned subsidiary of the Company, Manitex Liftking, ULC, and a relative.

As of March 31, 2011 the Company had an accounts receivable of $51 from LiftMaster and accounts payable of $60 and $1,044 to LiftMaster and GT, respectively. As of December 31, 2010, the Company had net payables of $473 and $8 to GT Distribution and Liftmaster, respectively

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

		Three months ended March 31, 2011	Three months ended March 31, 2010
Rent paid -	Bridgeview Facility 1	$60	$—

Sales to:
	LiftMaster.	1	40

Total Sales		$1	$40

Purchases from:
	BGI USA, Inc	$49	$31
	SL Industries, Ltd.	1,161	583
	LiftMaster.	1	10

Total Purchases		$1,211	$624

1.	The Company leases its 40,000 sq. ft. Bridgeview facility from an entity controlled by Mr. David Langevin, the Company’s Chairman and CEO. Pursuant to the terms of the lease, the Company makes monthly lease payments of $20. The Company is also responsible for all the associated operations expenses, including insurance, property taxes, and repairs. The lease will expire on June 30, 2016 and has a provision for six one year extension periods. The lease contains a rental escalation clause under which annual rent is increased during the initial lease term by the lesser of the increase in the Consumer Price Increase or 2.0%. Rent for any extension period shall however, be the then-market rate for similar industrial buildings within the market area. The Company has the option, to purchase the building by giving the Landlord written notice at any time prior to the date that is 180 days prior to the expiration of the lease or any extension period. The Landlord can require the Company to purchase the building if a change of Control Event, as defined in the agreement occurs by giving written notice to the Company at any time prior to the date that is 180 days prior to the expiration of the lease or any extension period. The purchase price regardless whether the purchase is initiated by the Company or the landlord will be the Fair Market Value as of the closing date of said sale.

16. Income Taxes

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. The annual effective tax rates are estimated to be approximately 34.6% and 34.0% for 2011 and 2010, respectively. The effective tax rate is based upon the Company’s anticipated earnings both in the U.S. and in foreign jurisdictions.

The Company’s total unrecognized tax benefits as of March 31, 2011 and 2010 were approximately $134 and $170, which, if recognized, would affect the Company’s effective tax rate. As of March 31, 2011 the Company had accrued immaterial amounts for the potential payment of interest and penalties.

Currently, the Company federal income tax returns for the years 2008 and 2009 are under examination by Internal Revenue Service.

17. Restructuring

For the three months ended March 31, 2011 and 2010, the Company had restructuring expenses of $6 and $53, respectively. The aforementioned restructuring expenses represent severance payments made in connection with staff reductions.

18. CVS Operating Agreement

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

During July 2010 the Italian court administrator of CVS SpA approved the Company’s agreement to use certain assets of CVS SpA. This agreement is on a monthly rental fee basis and is for a duration of up to two years as the Italian insolvency process, “concordato preventivo” proceeds. Under this process, the creditors of CVS SpA and the court administrator will determine the resolution of the insolvency of CVS SpA. The administrator can elect to sell the assets of CVS SpA either in whole or piecemeal. Under the agreement, CVS Ferrari srl assumed no prior liabilities of the CVS SpA business, and can use the rented CVS SpA assets for its own benefit but must return the assets at the expiration of the agreement. As part of its agreement the Company also agreed to enter into a standby letter of credit for one million euros to guarantee its commitments under the agreement. Also included, and subject to the agreement of the creditors, and the court process, was an offer to purchase the rental assets.

On September 24, 2010, Comerica Bank issued a 1.0 million Euro standby letter in fulfillment of CVS’s obligations under the rental agreement. The standby letter of credit expires on July 31, 2012. Although Comerica has a security interest in substantially all the assets of the Company to support the standby letter of credit issued by Comerica, the issuance of the standby letter of credit does not impact the Company’s availability under its revolving credit facilities that it has with Comerica.

19. Subsequent Event

Legal Settlement

Subsequent to March 31, 2011, the Company entered into two (2) separate Settlement Agreements with the two (2) Plaintiffs in the underlying product liability lawsuits. Pursuant to these agreements, if the Court’s decision in the Declaratory Judgment action is affirmed, which the Company believes it will be, the Plaintiffs will have the opportunity to pursue their recovery solely and exclusively against either or both of the liability insurance carriers, and the Company itself shall have no liability to the Plaintiffs. If, after all appeals in the Declaratory Judgment action, it is determined that there was no duty on the part of the liability insurance carriers to defend the Company, which the Company believes is unlikely, the Company will be liable to the Plaintiffs in the total amount of $1.9 million, payable in equal annual installments over a period of twenty (20) years without interest, beginning at the conclusion of the Declaratory Judgment action.

CVS Update

Since July 2010, Manitex, through its subsidiary CVS Ferrari srl, has been utilizing certain assets of CVS SpA under a rental agreement approved through the Italian, Concordato Preventivo proceeding. Subsequent to March 31, 2011, a majority of the creditors of CVS SpA approved the final liquidation plan for CVS SpA, which includes the purchase by Manitex’s subsidiary, CVS Ferrari srl. of assets including certain drawings, designs and equipment of CVS SpA. The final Court approval and legal documentation is anticipated to be completed during the third quarter of 2011.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements and are intended to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to, among other things, the Company’s expectations, beliefs, intentions, future strategies, future events or future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include, without limitation: (1) projections of revenue, earnings, capital structure and other financial items, (2) statements of our plans and objectives, (3) statements regarding the capabilities and capacities of our business operations, (4) statements of expected future economic conditions and the effect on us and on our customers, (5) expected benefits of our cost reduction measures, and (6) assumptions underlying statements regarding us or our business. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements are only predictions. Our actual results may differ materially from information contained in these forward looking-statements for many reasons, including, without limitation, those described below and in our 2010 Annual Report on Form 10-K for the fiscal year ended December 31, 2010, in the section entitled “Item 1A. Risk Factors,”

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

The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. We do not undertake, and expressly disclaim, any obligation to update this forward-looking information, except as required under applicable law. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of the Company appearing elsewhere within this Form 10-Q.

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

Through its Manitex Liftking ULC (“Manitex Liftking” or “Liftking”) subsidiary, the Company also sells a complete line of rough terrain forklifts, a line of stand-up electric forklifts, cushioned tired forklifts with lifting capacities from 18 thousand to 40 thousand pounds, and special mission oriented vehicles, as well as other specialized carriers, heavy material handling transporters and steel mill equipment. Manitex Liftking’s rough terrain forklifts are used in both commercial and military applications. Specialty mission oriented vehicles and specialized carriers are designed and built to meet the Company’s unique customer needs and requirements. The Company’s specialized lifting equipment has met the particular needs of customers in various industries that include utility, ship building and steel mill industries.

Our subsidiary, Manitex Load King, Inc. (“Load King”) located in Elk Point, South Dakota manufactures specialized custom trailers and hauling systems typically used for transporting heavy equipment. Load King Trailers serve niche markets in the commercial construction, railroad, military, and equipment rental industries through a dealer network. Load King complements our existing material handling business.

On July 1, 2010, the Company’s newly formed Italian subsidiary, CVS Ferrari, srl, entered into an agreement to rent certain assets of CVS SpA, on an exclusive rental basis, while CVS SpA proceeds through the Italian bankruptcy process (concordato preventivo). CVS SpA was located near Milan, Italy and designed and manufactured a range of reach stackers and associated lifting equipment for the global container handling market, which were sold through a broad dealer network. During the third quarter 2010, CVS Ferrari, srl commenced operations and employed the rental assets in its operations.

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

Customer and Suppliers Concentrations

At March 31, 2011, one customer accounted for 13% of the Company’s accounts receivable. As of December 31, 2010 one customer accounted for 13% of total Company accounts receivables.

For the three months ended March 31, 2011, no single customer accounted for more than 10% of net revenues. For the three months ended March 31, 2010, one customer accounted for 30 % of the Company net revenues.

For the three months ended March 31, 2011 and 2010, no supplier accounted for 10% or more of total Company purchases.

Recent Economic Conditions

Beginning in September of 2008, the United States and world financial markets came under unprecedented stress. The immediate impact was a dramatic decrease in liquidity and credit availability throughout the world. An incredibly rapid and significant deterioration in economic conditions, especially in the United States and Europe followed. These events had an immediate significant adverse impact on the Company, including a very dramatic curtailment of new orders, requests to delay deliveries and, in some cases to cancel existing orders. Currently, the market for our products has stabilized but generally remains significantly below pre-2008 levels. The demand for our military products, although typically cyclical has recently been strong. Additionally, we have recently seen certain sectors of the economy appearing to show signs of improving, particularly the energy, and power distribution sectors domestically and in certain international markets.

In response to the impact of economic conditions and longer sales cycles, it was determined that swift management action was necessary to ensure that operating activity was balanced with current demand levels. The actions taken to align our cost structure to current demand levels included significant headcount reductions, reduction of overtime, as well as certain other additional cost containment measures. These actions, although difficult, were required to enable the Company to adjust to current conditions and position it to respond quickly when the market recovers.

Our total backlog has increased steadily during the past 12 months. In response, we have taken actions to selectively increase production capacity, including hiring additional manufacturing employees at certain of our facilities.

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

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Net income for the three month periods ended March 31, 2011 and 2010

For the three months ended March 31, 2011 and 2010 the Company had a net income of $0.4 million and $0.3 million, respectively.

For the three months ended March 31, 2011, the net income of $0.4 million consisted of revenue of $31.7 million, cost of sales of $25.3 million, research and development costs of $0.3 million, SG&A expenses of $4.9 million, interest expense of $0.6 million and income tax expense of $0.2 million.

For the three months ended March 31, 2010, the net income of $0.3 million consisted of revenue of $22.0 million, cost of sales of $16.8 million, research and development costs of $0.3 million, SG&A expenses of $3.8 million, interest expense of $0.6 million, other income of $0.1 million, foreign currency transaction losses of $0.1 million, and income tax expense of $0.2 million.

Net Revenues and Gross Profit – For the three months ended March 31, 2011, net revenues and gross profit were $31.7 million and $6.5 million, respectively. Gross profit as a percent of revenues was 20.4% for the three months ended March 31, 2011. For the three months ended March 31, 2010 net revenues and gross profit were $22.0 million and $5.2 million, respectively. Gross profit as a percent of sales was 23.7% for the three months ended March 31, 2010.

Net revenues increased $9.8 million to $31.7 million for the three months ended March 31, 2011 from $22.0 million for the comparable period in 2010. Without revenues from CVS Ferrari srl (“CVS”) and the sales of used construction equipment by our North American Equipment Exchange division (“NAEE”) our revenues would have increased by $2.2 million, as CVS and NAEE had combined revenues of $7.6 million for the three months ended March 31, 2011. The remaining increase is attributed to an increase in boom truck revenues. Boom truck revenues for the three months ended March 31, 2011 were up more that 60% as compared to revenues for the three months period ended March 31, 2010. Although boom truck sales are up substantially, they are still significantly depressed compared to pre-2008 levels. The increase in boom truck sales, were partially offset by a decrease in the sales of military and governmental equipment. Although we expect lower military and governmental sales for 2011 as compared to 2010, we still expect them to make significant contribution to 2011 revenues. Military and governmental sales have historically been cyclical.

Our gross profit as a percentage of net revenues decreased 3.3% to 20.4% for the three months ended March 31, 2011 from 23.7% for the three months ended March 31, 2010. A significant improvement in the gross margin percent for crane products was more than offset by a decrease in the margin percent for our other products. The improvement in the gross profit percent for crane products is attributed to a change in product mix towards high capacity cranes which have a higher gross profit margin and an increase in volume. The decrease in the gross profit percent for other products is principally attributed to a decrease in higher margin military and governmental business, the sales of used equipment which has a margin roughly half of that of our new product sales and inefficiencies at our trailer manufacturing facility.

Selling, general and administrative expense – Selling, general and administrative expense for the three months ended March 31, 2011 was $4.9 million compared to $3.8 million for the comparable period in 2010, an increase of $1.0 million. Selling, general and administrative expenses for the three months ended March 31, 2011 includes approximately $0.9 million related to CVS and NAEE operations. Excluding the effect from CVS and NAEE, selling, general and administrative expense only increased $0.1 million from the prior year even though the Company spent approximately $0.5 million to attend the 2011 Con Expo trade show. The Con Expo show, which is held every three years, was held in Las Vegas in March of this year. This show is an international gathering place for the construction industries. It is estimated that 120,000 professionals from around the world attended the show. The additional expense related to Con Expo was nearly offset by various other decreases. Expenses for 2010 include non-recurring transaction expenses (prior year audit and valuation services) approximately $0.1 million related to the Load King acquisition.

Operating income – For the three months ended March 31, 2011 and 2010, the Company had operating income of $1.3 million and $1.0 million, respectively. The increase in operating income is due to an increase in gross profit of $1.2 million offset by $1.0 million increase in operating expenses. An increase in revenues accounts for the increase in gross profit as the gross profit percent decreased 3.3% between the first quarter 2010 and 2011. The increase in operating expenses is related to increases in selling, general and administrative expense which is explained above.

Interest expense – Interest expense was $0.6 million and $0.6 million for the three months ended March 31, 2011 and 2010, respectively.

Foreign currency transaction gains – The Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds.

For the three months ended March 31, 2011, the Company had a foreign currency transaction gain of $0.02 million. For the three months ended March 31, 2010, the Company had a foreign currency loss of $0.1 million.

Income tax – For the three months ended March 31, 2011, the Company recorded an income tax expense of $0.2 million which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes. For the three months ended March 31, 2010, the Company recorded an income tax expense of $0.2 million which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes. The effective taxes rates are 34.6% and 34.0% for the three months ended March 31, 2011 and 2010, respectively.

Net income – Net income for the three months ended March 31, 2011 was $0.4 million. This compares with a net income for the three months ended March 31, 2010 of $0.3 million. The change in net income is explained above.

Segment information

Lifting Equipment Segment

	Three Months Ended March 31,
	2011	2010
Net revenues	$29,604	$21,132
Operating income	2,457	1,897
Operating margin	8.3%	9.0%

Net Revenues

Net revenues increased $8.5 million to $29.6 million for the three months ended March 31, 2011 from $21.1 million for the comparable period in 2010. Without CVS, our revenues would have increased by $2.1 million, as CVS had revenues of $6.4 million for the three months ended March 31, 2011. The remaining increase is attributed to an increase in boom truck revenues. Boom truck revenues for the three months ended March 31, 2011 were up more than 60% as compared to revenues for the three month period ended March 31, 2010. Although boom truck sales are up substantially, they are still significantly depressed compared to pre-2008 level. The increase in boom truck sales were partially offset by a decrease in the sales of military and governmental equipment. Although we expect lower military and governmental sales for 2011 as compared to 2010, we still expect them to make significant contribution to 2011 revenues. Military and governmental sales have historically been cyclical.

Operating Income and Operating Margins

Operating income of $2.5 million for the three months ended March 31, 2011 was equivalent to 8.3% of net revenues compared to an operating income of $1.9 million for the three months ended March 31, 2010 or 9.0% of net revenues. The increase in operating income is due to an increase in gross profit of $1.1 million offset by increased operating expense of $0.5 million. The increase in gross profit is due to due to the significant increase in revenues as the gross profit percent decreased 3.2% to 20.7% for the three months ended March 31, 2011 from 23.9% for the three months ended March 31, 2010. A significant improvement in the gross margin percent for crane products was more than offset by a decrease in the margin percent for our other products. The improvement in the gross profit percent for crane products is attributed to a change in product mix towards high capacity cranes which have a higher gross profit margin and an increase in volume. The decrease in the gross profit percent for other products is principally attributed to a decrease in higher margin military and governmental business, and inefficiencies at our trailer manufacturing facility. The increase in operating expense is attributed to higher selling, general and administrative costs. The increase in selling, general and administrative costs are attributed additional expenses related to CVS and Con Expo show. These additional, expenses were partially offset by various other decreases.

Equipment Distribution Segment

	Three Months Ended March 31,
	2011	2010
Net revenues	$2,118	$838
Operating loss	(138)	(110)
Operating margin	(6.5)%	(13.1)%

Net revenues – Net revenues increased $1.3 million to $2.1 million for the three months ended March 31, 2011 from $0.8 million for the comparable period in 2010. The increase in revenues is principally attributed to the sale of used equipment, which we first began to sell during the third quarter of 2010.

Operating loss and Operating Margins – The Distribution segment had an operating loss of $0.1 million for both of the three month periods ended March 31, 2011 and 2010. The operating loss as a percent of revenues, however, decreased to (6.5)% for the three month ended March 31, 2011 from (13.1)% for the comparable prior year period. The operating loss increased minimally as the increase in gross profit, due to higher revenues, was slightly more than offset by higher operating expenses. Since last year, the Distribution Equipment segment has hired additional staff to fill either vacant or newly created positions. We believe these additional hires represent a necessary investment for the future.

Liquidity and Capital Resources

Cash and cash equivalents were $1.4 million at March 31, 2011 compared to $0.7 million at December 31, 2010. In addition, the Company has both a U.S. and Canadian revolving credit facility, with maturity dates of April 1, 2012. At March 31, 2011 the Company had approximately $2.5 million available to borrow under these credit facilities. Additionally, CVS has agreements with five Italian banks under which CVS can borrow 85 Euros ($120) on an unsecured basis and up to an additional 1,600 Euros ($2,273) against specific orders, invoices and letters of credit. As of March 31, 2011, CVS had received advances of 550 Euros ($781) from one of the banks. The amount of future advances is dependent on open orders, invoices and letters of creditsthat exist at the time an advance is requested. The percent that the bank will advance is dependent on both the nature of documents against which they are advancing and the credit worthiness of the customer.

During the three months ended March 31, 2011, total debt increased by $1.3 million to $35.3 million at March 31, 2011 from $34.0 million at December 31, 2010.

The following is a summary of the net increase in our indebtedness from December 31, 2010 to March 31, 2011:

Facility	Increase/ (decrease)
Revolving credit facility	$1.5	million
Revolving Canadian credit facility	(0.4)	million
Revolving credit facility – Equipment Line	0.1	million
Liftking acquisition note	(0.2)	million
QVM acquisition bank debt	(0.2)	million
Note payable – floor plan	(0.1)	million
Capital leases	(0.1)	million
Note payable – Terex	(0.2)	million
Notes to finance insurance premium	0.3	million
Discounted letters of credit	0.6	million

	$1.3

Outstanding borrowings

The following is a summary of our outstanding borrowings at March 31, 2011:

	Outstanding Balance	Interest Rate	Interest Paid	Principal Payment
Revolving credit facility	$ 16.8 million	4.75%	Monthly	n.a.
Revolving Canadian credit facility	3.9 million	5.50%	Monthly	n.a.
Revolving credit facility – Equipment Line	0.5 million	4.75%	Monthly	n.a.
Badger acquisition note	2.0 million	11. %	Quarterly	$0.6 million each July 10
Load King acquisition note	2.6 million	8%	Quarterly	$0.5 million annually beginning Dec. 31, 2011
QVM acquisition bank debt	0.5 million	5.75%	Monthly	$0.05 million monthly
Note payable – floor plan	1.5 million	6.0%	Monthly	Over 48 months beginning August, September 2010 and June 2011.
Note payable – Terex	1.3 million	6.0%	Quarterly	$0.25 million March 1 ($0.15 million can be paid in stock)
Notes to Finance Insurance premium	0.3 million	3.50%	Monthly	Fixed payment including interest of approximately $0.05 million paid monthly
Capital lease – Georgetown facility	3.8 million	12%	Monthly	$0.07 million monthly payment includes interest
Capital leases – Winona facility	1.3 million	6.13%	Monthly	$0.025 million monthly payment includes interest
Borrowings against letters of credit	0.8 million	1.79%	Monthly	Upon payment of letter of credit

	$ 35.3 million

Future availability under credit facilities

As stated above, the Company had cash of $1.4 million and approximately $2.5 million available to borrow under its credit facilities at March 31, 2011. Additionally, CVS has agreements with five Italian banks under which CVS can borrow 85 Euros ($120) on an unsecured basis and up to an additional 1,600 Euros ($2,273) against specific orders, invoices and letters of credit. As of March 31, 2011, CVS had received advances of 550 Euros ($781) from one of the banks. Any future advances against the Italian facilities are dependent on having available collateral.

Both the U.S. and Canadian credit facilities are asset based. The maximum the Company may borrow under either facility is the lower of the credit line or the available collateral, as defined in the credit agreements. Collateral under the agreements consists of stated percentages of eligible accounts receivable and inventory. Beginning in September 2008, the financial markets in the United States and globally came under incredible stress. A substantial deterioration in economic conditions, especially in the United States and Europe followed. As a result, the Company has seen a significant contraction in its business and borrowing collateral. Recently, we have seen certain sectors of the economy showing signs of improving, particularly the energy, and power distribution sectors domestically and certain international markets. As a result, we have increased our inventories to support future sales growth. The collateral formula for the U.S. credit facility limits borrowing against inventory to 53% of eligible inventory (work in process inventory is excluded) and caps total borrowing against our inventory at $9.5 million. In the future, these provisions may result in additional cash constraints. However, the Company expects cash flows from operations and existing availability under the current revolving credit facilities will be adequate to fund future operations. If in the future, we were to determine that additional funding is necessary, we believe that it would be available.

We will likely need to raise additional capital through debt or equity financings to support our growth strategy, which may include additional acquisitions. There is no assurance that such financing will be available or, if available, on acceptable terms.

2011

Operating activities consumed $0.3 million of cash for the three months ended March 31, 2011 comprised of net income of $0.4 million, non-cash items that totaled $1.0 million and changes in assets and liabilities, which consumed $1.8 million. The principal non-cash item is depreciation and amortization of $0.8 million.

Decreases in accounts receivable of $ 1.4 million and prepaid expenses of $0.1 million and increases in accounts payable of $1.9 million were more than offset by increases in inventory of $4.5 million and decrease in accrued expense of $0.4 million and other current liabilities of $0.3 million. The decrease in accounts receivable is entirely due to the fact that our customers are paying our invoices sooner. The increase in accounts payable is attributed to an increase in inventory purchase, as inventory was increased to support an expected increase in sales. Accrued expenses decreased as the accrual for employee health and accrued taxes payable are both lower. The accrual for employee health is lower as the Company moved to a fully insured health plan on January 1, 2011. Accrued income taxes payable decreased as the Company made sizable tax payments during the first quarter. The decrease in other current liabilities is the impact of a decrease in the balance for customer deposits.

Cash flows related to investing activities consumed $0.1 million of cash for the three months ended March 31, 2011, which is related to several small capital equipment purchases.

Financing activities generated $1.1 million in cash for the three months ended March 31, 2011, which compares to the $1.3 million net increase in outstanding debt reflected on the above table. The $0.2 million difference is an exchange rate difference that occurs as cash flows for foreign subsidiaries are calculated in local currencies and then converted to U.S. dollars. As such, the impact (in U.S. dollars) that a strengthening Canadian dollar and Euro had on outstanding debt are reflected on the cash flow statement on the line entitled “effect of exchange rate changes on cash” rather than being included in the financing activity section.

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

Investing activities generated $0.2 million in cash for the three months ended March 31, 2010. The proceeds were generated by the sale of a crane that was being rented and, therefore, had been included in fixed assets at the time of sale.

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

Critical Accounting Policies

See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, for a discussion of the Company’s other critical accounting policies.

Impact of Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements”, which amended ASC 605, “Revenue Recognition.” This guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how to allocate the consideration to each unit of accounting. In an arrangement with multiple deliverables, the delivered item(s) shall be considered a separate unit of accounting if the delivered items have value to the customer on a stand-alone basis. Items have value on a stand-alone basis if they are sold separately by any vendor or the customer could resell the delivered items on a stand-alone basis and if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor.

Arrangement consideration shall be allocated at the inception of the arrangement to all deliverables based on their relative selling price, except under certain circumstances such as items recorded at fair value and items not contingent upon the delivery of additional items or meeting other specified performance conditions. The selling price for each deliverable shall be determined using vendor specific objective evidence (“VSOE”) of selling price, if it exists, otherwise third-party evidence of selling price. If neither VSOE nor third-party evidence exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. This guidance eliminates the use of the residual value method for determining allocation of arrangement consideration and allows the use of an entity’s best estimate to determine the selling price if VSOE and third-party evidence cannot be determined. It also requires additional disclosures such as the nature of the arrangement, certain provisions within the arrangement, significant factors used to determine selling prices and the timing of revenue recognition related to the arrangement. This guidance shall be effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. The guidance has been adopted as of January 1, 2011 and did not have a material impact on the Company’s consolidated financial statements.

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

ASU2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The provisions were adopted on January 1, 2010. The adoption did not have a material impact on the Company’s Consolidated Financial Statements.

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

In April 2010, the FASB issued Accounting Standards Update 2010-13, Compensation-Stock Compensation (topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades—a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. The guidance has been adopted as of January 1, 2011 and did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires additional disclosures about the credit quality of financing receivables and the allowance for credit losses. The purpose of the additional disclosures is to enable users of financial statements to better understand the nature of credit risk inherent in an entity’s portfolio of financing receivables and how that risk is analyzed. The new disclosures was required to be made in interim and annual periods ending on or after December 15, 2010. ASU 2011-01 temporarily delays the effective date of the disclosures to interim and annual periods ending after June 15, 2011. The Company does not believe that the adoption of this ASU will have a material impact on the Company’s financial position, results of operation, or cash flows.

In December 2010, the FASB issue ASU 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires the company to perform Step 2 if it is more likely than not that a goodwill impairment may exist. ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Under the guidance any impairment recorded upon adoption is recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. The guidance has been adopted as of January 1, 2011 and did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). This standard update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. ASU 2010-29 is therefore effective for acquisitions made after January 1, 2010. The guidance has been adopted as of January 1, 2011and may impact our disclosures for any future business combinations, but the effect will depend on acquisitions that may be made in the future.

In April 2011, the FASB issued Accounting Standards Update 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring . ASU2011-02 gives additional guidance to companies to assist in determining troubled debt restructurings. ASU 2011-02 is effective for reporting periods beginning on or after June 15, 2011 and the Company does not expect the implementation of ASU 2011-02 to have a significant impact on its results of operations, financial position or cash flow

Off-Balance Sheet Arrangements

On September 24, 2010, Comerica Bank issued a 1.0 million Euro standby letter in fulfillment of CVS’s obligations under the rental agreement. The standby letter of credit expires on July 31, 2012. Comerica has a security interest in substantially all the assets of the Company to support the standby letter of credit.

The Company has agreements with three Italian banks which have agreed to issue guarantees (performance bonds) to our customers for amounts in aggregate up 386 Euros ($549). At March 31, 2011, the banks had issued guarantees of 317 Euros ($500) in total.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4—Controls and Procedures

Disclosure Controls and Procedures

The Company under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2011.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2011 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Subsequent to March 31, 2011, the Company entered into two (2) separate Settlement Agreements with the two (2) Plaintiffs in the underlying product liability lawsuits. Pursuant to these agreements, if the Court’s decision in the Declaratory Judgment action is affirmed, which the Company believes it will be, the Plaintiffs will have the opportunity to pursue their recovery solely and exclusively against either or both of the liability insurance carriers, and the Company itself shall have no liability to the Plaintiffs. If, after all appeals in the Declaratory Judgment action, it is determined that there was no duty on the part of the liability insurance carriers to defend the Company, which the Company believes is unlikely, the Company will be liable to the Plaintiffs in the total amount of $1.9 million, payable in equal annual installments over a period of twenty (20) years without interest, beginning at the conclusion of the Declaratory Judgment action.

Item 1A—Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2010.

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

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publically Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2011 (1)	3,065	$3.85	—	—
February 1 - February 28, 2011	—	—	—	—
March 1 - March 31, 2011	—	—	—	—

	3,065	$3.85	—	—

(1)	The Company purchased the shares from an employee to satisfy the employee’s withholding tax obligation.

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

May 13, 2011	By:	/S/ DAVID J. LANGEVIN
David J. Langevin
Chairman and Chief Executive Officer (Principal Executive Officer)

May 13, 2011	By:	/S/ DAVID H. GRANSEE
David H. Gransee
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)