Form 10-Q
period 2011-06-30
Manitex International, Inc.
filed 2011-08-15
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of the registrant’s common stock, no par, outstanding at August 10, 2011 was 11,409,533

MANITEX INTERNATIONAL, INC.

FORM 10-Q INDEX

PART 1 – FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share amounts)

	June 30, 2011	December 31, 2010
	Unaudited	Unaudited
ASSETS
Current assets
Cash	$979	$662
Trade receivables (net of allowances of $183 and $163 at June 30, 2011 and December 31, 2010)	22,899	19,557
Other receivables	1,516	1,440
Inventory (net of allowances of $399 and $319 at June 30, 2011 and December 31, 2010)	38,003	30,694
Deferred tax asset	650	650
Prepaid expense and other	1,851	1,700

Total current assets	65,898	54,703
Total fixed assets (net)	10,128	10,659

Intangible assets (net)	19,552	20,403
Deferred tax asset	4,722	5,249
Goodwill	14,452	14,452
Other long-term assets	122	51

Total assets	$114,874	$105,517

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable—short term	$4,568	$2,646
Current portion of capital lease obligations	603	564
Accounts payable	16,817	14,447
Accounts payable related parties	531	481
Accrued expenses	3,743	4,335
Other current liabilities	744	538

Total current liabilities	27,006	23,011
Long-term liabilities
Revolving term credit facilities	23,110	20,007
Deferred tax liability	5,473	5,473
Notes payable	7,058	6,119
Capital lease obligations	4,360	4,683
Deferred gain on sale of building	2,599	2,789
Other long-term liabilities	166	161

Total long-term liabilities	42,766	39,232

Total liabilities	69,772	62,243

Commitments and contingencies

Shareholders’ equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding June 30, 2011 and December 31, 2010	—	—
Common Stock—no par value, Authorized, 20,000,000 shares authorized Issued and outstanding, 11,409,533 and 11,394,621 at June 30, 2011 and December 31, 2010, respectively	46,989	46,920
Warrants	1,743	1,788
Paid in capital	57	6
Accumulated deficit	(4,677)	(6,148)
Accumulated other comprehensive income	990	708

Total shareholders’ equity	45,102	43,274

Total liabilities and shareholders’ equity	$114,874	$105,517

The accompanying notes are an integral part of these financial statements.

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	Unaudited	Unaudited	Unaudited	Unaudited
Net revenues	$37,066	$19,502	$68,788	$41,472
Cost of sales	29,588	14,895	54,851	31,653

Gross profit	7,478	4,607	13,937	9,819
Operating expenses
Research and development costs	358	282	681	559
Selling, general and administrative expenses	4,855	3,294	9,733	7,133
Restructuring expenses	24	82	30	135

Total operating expenses	5,237	3,658	10,444	7,827

Operating income	2,241	949	3,493	1,992
Other income (expense)
Interest expense	(655)	(617)	(1,271)	(1,229)
Foreign currency transaction gains (losses)	33	(29)	48	(139)
Other (loss) income	(8)	10	17	154

Total other expense	(630)	(636)	(1,206)	(1,214)

Income before income taxes	1,611	313	2,287	778
Income tax	582	100	816	258

Net income	$1,029	$213	$1,471	$520

Earnings Per Share
Basic	$0.09	$0.02	$0.13	$0.05
Diluted	$0.09	$0.02	$0.13	$0.05
Weighted average common share outstanding
Basic	11,409,533	11,371,956	11,406,177	11,344,541
Diluted	11,601,180	11,392,759	11,591,428	11,365,641

The accompanying notes are an integral part of these financial statements.

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands, except for share amounts)

	Six Months Ended June 30,
	2011	2010
	Unaudited	Unaudited
Cash flows from operating activities:
Net income	$1,471	$520
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	1,604	1,563
Changes in allowances for doubtful accounts	20	47
Changes in inventory reserves	80	(1)
Deferred income taxes	529	(8)
Stock based deferred compensation	87	68
Gain on disposal of fixed assets	(31)	(39)
Reserves for uncertain tax provisions	5	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,973)	(4,148)
(Increase) decrease in inventory	(6,962)	593
(Increase) decrease in prepaid expenses	(61)	(139)
(Increase) decrease in other assets	(71)	17
Increase (decrease) in accounts payable	1,868	177
Increase (decrease) in accrued expense	(684)	745
Increase (decrease) in other current liabilities	201	161

Net cash used for operating activities	(4,917)	(444)

Cash flows from investing activities:
Proceeds from the sale of fixed assets	135	216
Investments in intangibles other than goodwill	(148)	—
Purchase of property and equipment	(344)	(164)

Net cash (used) for provided by investing activities	(357)	52

Cash flows from financing activities:
Borrowing on revolving term credit facilities	2,965	3,269
Repayments on revolving term credit facility	—	(725)
Shares repurchased for income tax withholdings on stock based deferred compensation	(12)	(18)
New borrowings	4,036	955
Note payments (1) (2)	(1,219)	(1,351)
Payments on capital lease obligations	(284)	(258)

Net cash provided by financing activities	5,486	1,872

Net increase in cash and cash equivalents	212	1,480
Effect of exchange rate change on cash	105	(282)
Cash and cash equivalents at the beginning of the year	662	287

Cash and cash equivalents at end of period	$979	$1,485

(1)	On March 1, 2010, the Company issued 64,655 shares of its common stock to Terex Corporation, in lieu of $150 of the principal payment on the Term Note that was due on March 1, 2010. This transaction is a non-cash transaction. Accordingly, the cash flow statement excludes the impact of this transaction.
(2)	On January 6, 2010, the Company issued 130,890 shares of common stock to settle a promissory note in the amount of $250 issued on December 31, 2009 in connection with the Load King acquisition. The note was executed to ensure the delivery to the Seller of 130,890 shares of the Company’s Common Stock as provided for in the Purchase Agreement. This transaction is a non-cash transaction. Accordingly, the cash flow statement excludes the impact of this transaction.

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

On December 31, 2009, the Company’s subsidiary, Manitex Load King, Inc. (“Load King”), acquired the operating assets of Load King Trailers, an Elk Point, South Dakota-based manufacturer of specialized custom trailers and hauling systems, typically used for transporting heavy equipment. Load King trailers serve niche markets in the commercial construction, railroad, military, and equipment rental industries through a dealer network. Load King complements the Company’s existing material handling business.

July 1, 2010, the Company’s Italian subsidiary, CVS Ferrari, srl (“CVS) entered into an agreement to rent certain assets of CVS SpA on an exclusive rental basis, during the Italian bankruptcy process (concordato preventivo). CVS SpA was located near Milan, Italy and designed and manufactured a range of reach stackers and associated lifting equipment for the global container handling market, which were sold through a broad dealer network. During the third quarter 2010, CVS Ferrari, srl commenced operations and uses the rental assets in its operations. On June 29, 2011, the Company entered into an agreement which is effective on July 1, 2011 with CVS SpA in Liquidation to acquire the assets currently being rented. See Note 19 for further information.

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

The Company believes that in the current environment, an option to purchase previously-owned equipment is a cost effective alternative that could increase customers return on investment. In the second quarter of 2010, the Company created a new division, North American Equipment Exchange, (“NAEE”) to market previously-owned equipment.

2. Basis of Presentation

The accompanying consolidated financial statements, included herein, have been prepared by the Company without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed) necessary for a fair presentation of the Company’s financial position as of June 30, 2011, and results of its operations and cash flows for the periods presented. The consolidated balances as of December 31, 2010 were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the year.

Allowance for Doubtful Accounts

Accounts Receivable is reduced by an allowance for amounts that may become uncollectible in the future. The Company’s estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where the Company has information that the customer may have an inability to meet its financial obligations.

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income:	$1,029	$213	$1,471	$520

Other comprehensive income (loss)
Foreign currency translation adjustments	63	(302)	309	(207)
Derivative instrument fair market value adjustment—net of income taxes	(15)	(162)	(27)	(142)

Total other comprehensive income (loss)	48	(464)	282	(349)

Comprehensive income (loss)	$1,077	$(251)	$1,753	$171

3. Financial Instruments—Forward Currency Exchange Contracts

The following tables set forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 by level within the fair value hierarchy. As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is summary of items that the Company measures at fair value:

	Fair Value at June 30, 2011
	Level 1	Level 2	Level 3	Total
Asset
Forward currency exchange contracts	$76	$—	$—	$76

Total current assets at fair value	$76	$—	$—	$76

Liabilities:
Forward currency exchange contracts	$6	$—	$—	$6
Load King contingent consideration	—	—	30	30

Total long-term liabilities at fair value	$6	$—	$30	$36

	Fair Value at December 31, 2010
	Level 1	Level 2	Level 3	Total
Asset
Forward currency exchange contracts	$160	$—	$—	$160

Total current assets at fair value	$160	$—	$—	$160

Liabilities:
Load King contingent consideration	$—	$—	$30	$30

Total long-term liabilities at fair value	$—	$—	$30	$30

Fair Value Measurements

ASC 820-10 classifies the inputs used to measure fair value into the following hierarchy:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 -	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3 -	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The fair value of the forward currency contracts are determined on the last day of each reporting period using quoted prices in active markets, which are supplied to the Company by the foreign currency trading operation of its bank. Under ASC 820-10, items valued based on quoted prices in active markets are Level 1 items.

The Load King purchase agreement has a contingent consideration provision which provides for a one-time payment of $750 if net revenues are equal to or greater than $30,000 in 2010, 2011 or 2012. Given the disparity between the revenue threshold and the Company’s projected financial results, it was determined that a Monte Carlo simulation analysis was appropriate to determine the fair value of contingent consideration. It was determined that the probability weighted average earn out payment is $30. Based thereon, we determined the fair value of the contingent consideration to be $30.

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

The Company entered into forward currency contracts to hedge certain future U.S. dollar sales of its Canadian Subsidiary. The decision to hedge future sales is not automatic and is decided on a case by case basis. The forward currency contracts to hedge future sales are designated as cash flow hedges under ASC 815-10.

As required, forward currency contracts are recognized as an asset or liability at fair value on the Company’s Consolidated Balance Sheet. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (date of sale). Gains or losses on cash flow hedges when recognized into income are included in net revenues. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The Company expects minimal ineffectiveness as the Company has hedged only firm sales orders and has not hedged estimated exposures. In the next twelve months, the company estimates $16 of pre-tax unrealized gains related to forward currency contract hedges to be reclassified from other comprehensive income into earnings.

At June 30, 2011, the Company had entered into a series of forward currency exchange contracts. The contracts obligate the Company to purchase approximately CDN $2,970 in total. The contracts which are in various amounts mature between July 6, 2011 and September 23, 2011. Under the contracts, the Company will purchase Canadian dollars at exchange rates between ..9680 and 1.0489 The Canadian to U.S. dollar exchange rates was 1.0368 at June 30, 2011.

The unrealized currency exchange asset is reported under prepaid expense and other if it is an asset or under accrued expenses if it is a liability on the balance sheet at June 30, 2011. As of June 30, 2011, the Company had the following forward currency contracts:

Nature of Derivative	Amount		Type
Forward currency contract	CDN$	1,728	Not designated as hedge instrument
Forward currency contract	CDN$	1,242	Cash flow hedge

The following table provides the location and fair value amounts of derivative instruments that are reported in the Consolidated Balance Sheet as of June 30, 2011 and December 31, 2010:

Total derivatives NOT designated as a hedge instrument

	Balance Sheet Location	Fair Value
		June 30, 2011	December 31, 2010
Asset Derivatives
Foreign currency Exchange Contract	Prepaid expense and other	$55	$101

Total derivatives designated as a hedge instrument

	Balance Sheet Location	Fair Value
		June 30, 2011	December 31, 2010
Asset Derivatives
Foreign currency Exchange Contract	Prepaid expense and other	$22	$59

Liabilities Derivatives
Foreign currency Exchange Contract	Accrued expense	$6	$—

The following tables provide the effect of derivative instruments on the Consolidated Statement of Operations for the three and six months ended June 30, 2011 and 2010:

Derivatives Not designated as Hedge Instrument	Location of gain or (loss) recognized in Income Statement	Gain or (loss)
		Three months ended June 30,		Six-months ended June 30,
		2011	2010	2011	2010
Forward currency contracts	Foreign currency transaction gains (losses)	$4	$(289)	$32	$(304)

		Gain or (loss)
Derivatives designated as Hedge Instrument	Location of gain or (loss) recognized in Income Statement	Three months ended June 30,		Six months ended June 30,
		2011	2010	2011	2010
Forward currency contracts	Net revenue	$9	$(51)	$100	$(17)

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

5. Net Earnings per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of warrants, and restricted stock units. Details of the calculations are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net Income per common share
Basic	$1,029	$213	$1,471	$520
Diluted	$1,029	$213	$1,471	$520

Earnings per share
Basic	$0.09	$0.02	$0.13	$0.05
Diluted	$0.09	$0.02	$0.13	$0.05

Weighted average common share outstanding
Basic	11,409,533	11,371,956	11,406,177	11,344,541

Diluted
Basic	11,409,533	11,371,956	11,406,177	11,344,541
Dilutive effect of warrants	189,830	—	183,692	—
Dilutive effect of restricted stock units	1,817	20,803	1,559	21,100

	11,601,180	11,392,759	11,591,428	11,365,641

At June 30, 2011, there are 105,000 warrants which are anti-dilutive and therefore not included in the average number of diluted shares outstanding shown above.

6. Equity

Stock Warrants

The Company accounts for warrants issued to non-employees based on the fair value on date of issuance. Certain warrants will be exercisable on a cashless basis under certain circumstances, and are callable by the Company on a cashless basis under certain circumstances. At June 30, 2011 , the Company had issued and outstanding warrants as follows:

Number of Warrants	Exercise Price	Expiration Date
450,000	$4.05	November 15, 2011	Private placement
204,000	$4.25	November 15, 2011	Private placement
192,500	$4.62	November 15, 2011	Placement Agent Fee
105,000	$7.18	September 11, 2012	Placement Agent Fee

During the six months ended June 30, 2011 no warrants were exercised. On June 15, 2011, 15,000 warrants with a value of $45 expired without being exercised. Accordingly, the balance for warrants was reduced by $45 and the balance in paid in capital was increased by $45.

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

The following table contains information regarding restricted stock units as of June 30, 2011:

2011
Outstanding on January 1,	1,360
Units granted during the period	26,667
Vested and issued	(14,912)
Vested – repurchased for income tax withholding	(3,065)

Outstanding on June 30, 2011,	10,050

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

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $8 and $10 for the three months and $87 and $68 for the six months ended June 30, 2011 and 2010, respectively. Additional compensation expense related to restricted stock units will be $17, and $28 for the remainder of 2011, and 2012, respectively.

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

December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). This standard update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. ASU 2010-29 is therefore effective for acquisitions made after January 1, 2010. The guidance has been adopted as of January 1, 2011 and may impact our disclosures for any future business combinations, but the effect will depend on acquisitions that may be made in the future.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The Company is in the process of assessing the impact, if any, that the adoption of ASU 2011-04 will have on its results of operations or its financial position.

In June 2011, the FASB issued ASU 2011-05 - Presentation of Comprehensive Income (“ASU 2011-05”), requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. For public companies, ASU 2011-05 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2011, with earlier adoption permitted. The Company will adopt these standards on January 1, 2012. Because ASU 2011-05 impacts presentation only, it will not a have a material effect on the Company’s operating results or financial position. This update will, however, require the Company to change the presentation of its consolidated financial statements.

8. Inventory

The components of inventory are as follows:

	June 30, 2011	December 31, 2010
Raw materials and purchased parts,	$29,292	$22,928
Work in process	4,139	3,192
Finished goods	4,572	4,574

Inventory, net	$38,003	$30,694

9. Goodwill and Intangible Assets

	June 30, 2011	December 31, 2010	Useful lives
Patented and unpatented technology	$12,323	$12,163	10-17 years
Amortization	(5,508)	(4,895)
Customer relationships	10,101	10,089	10-20 years
Amortization	(2,438)	(2,146)
Trade names and trademarks	5,998	5,995	25 years
Amortization	(1,024)	(903)
In process research and development	100	100	indefinite
Customer backlog	476	473	< 1 year
Amortization	(476)	(473)

Intangible assets	19,552	20,403
Goodwill	14,452	14,452

Goodwill and other intangibles	$34,004	$34,855

Amortization expense for intangible assets was $509 and $507 for the three months and $1,018 and $1,015 for the six months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011 and December 31, 2010, goodwill for the Lifting Equipment segment and the Equipment Distribution segment was $14,177 and $275, respectively.

10. Accounts Payable and Accrued Expenses

	June 30, 2011	December 31, 2010
Trade	$16,554	$14,317
Bank overdraft	263	130

Total accounts payable	$16,817	$14,447

Accrued expenses:
Accrued payroll	$846	$362
Accrued employee health	202	190
Accrued bonuses	222	756
Accrued vacation expense	442	387
Accrued interest	148	153
Accrued commissions	486	510
Accrued expenses—other	407	426
Accrued warranty	688	577
Accrued product liability	68	—
Accrued income taxes	213	643
Accrued liability on forward currency contracts	11	—
Accrued taxes other than income taxes	10	331

Total accrued expenses	$3,743	$4,335

11. Accrued Warranty

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

	Six Months Ended
	June 30, 2011	June 30, 2010
Balance January 1,	$577	$550
Accrual for warranties issued during the period	779	884
Warranty services provided	(664)	(815)
Changes in estimate	(8)	(63)
Foreign currency translation	4	5

Balance June 30,	$688	$561

12. Revolving Term Credit Facilities and Debt

Revolving Credit Facility

At June 30, 2011, the Company had drawn $17,687 under a revolving credit facility. The Company is eligible to borrow up to $22,500 with interest at the prime rate (prime was 3.25% at June 30, 2011). Alternatively, the Company can elect to take LIBOR based advances for a one, two or three month period, in which case interest is then equal to the applicable LIBOR interest rate plus 3.15%. At the end of specified period, the Company can elect to rollover the LIBOR based advance to another one, two or three month LIBOR based advance or can elect to convert the advance to a prime rate borrowing. The maximum amount available is limited to the sum of 85% of eligible receivables, and the lesser of 50% of eligible inventory or $14,000, plus $1,500. At June 30, 2011, the maximum the Company could borrow based on available collateral was capped at $19,130. The credit facility’s original maturity date was January 2, 2005. The maturity date was subsequently extended and the note is now due on April 1, 2015. The indebtedness is collateralized by substantially all of the Company’s assets. The facility contains customary limitations including, but not limited to, limitations on acquisitions, dividends, repurchase of the Company’s stock and capital expenditures. The agreement also requires the Company to have a Debt Service Ratio, as defined in the agreement of 1.25 to 1.0 and Funded Debt to EBITDA Ratio, as defined in the agreement, of no greater than 5.25 to 1.0 through March 31, 2012, from June 30, 2012 through March 31, 2013 a ratio of no greater than 4.75 to 1.0 and on June 30, 2013 and thereafter a ratio of no greater than 4.25 to 1.0.

The agreement also provides that the bank is to receive an unused credit line fee in an amount equal to one-eighth percent per annum payable quarterly in arrears.

The agreement permits the Company to issue unsecured guarantees of indebtedness owed by CVS Ferrari, srl to foreign banks in respect to working capital financing, not to exceed the lesser of $5,000 or the amount of such financing. Additionally the agreement allows the Company to make or allow to remain outstanding any investment (whether such investment shall be of the character of investment of shares of stock, evidence of indebtedness or other securities or otherwise) in, or any loans or advances to CVS or to any other wholly-owned foreign subsidiary in an amount not to exceed $2,500.

The above summarizes the terms of the revolving credit facility as of June 30, 2011. The Company executed certain amendments to its revolving credit facility between June 27, 2011 and June 29, 2011 and paid an amendment fee of $113. The amendments extended the maturity dates to April 1, 2015, increased the maximum borrowings to $22,500 from $20,500, modified advance formula, which increased the amount the Company can borrow, and decreases prime rate based interest rates by 1.5%. The amendment also added a provision which permits the Company to elect to take LIBOR based advances and added a new covenant which requires that the Company have a maximum Funded Debt to EBITDA Ratio at the end of a quarter.

Revolving Canadian Credit Facility

At June 30, 2011, the Company had drawn US $4,923 under a revolving credit agreement with a bank. The Company is eligible to borrow up to CDN $6,500 or US $6,739. The maximum amount available is limited to the sum of (1) 85% of eligible receivables plus (2) the lesser of 35% of eligible work-in-process inventory or CDN $500 plus (3) the lesser of 50% of eligible inventory less work-in-process inventory or CDN $3,500. At June 30, 2011, the maximum the Company could borrow based on available collateral was CDN $5,342 or US $5,538. The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets. The Company can borrow in either U.S. or Canadian dollars. For the purposes of determining availability under the credit line, borrowings in U.S. dollars are converted to Canadian dollars based on the most favorable spot exchange rate determined by the bank to be available to it at the relevant time. Any borrowings under the facility in Canadian dollars bear interest at the Canadian prime rate (the Canadian prime was 3.0% at June 30, 2011) plus 0.5%. Any borrowings under the facility in U.S. dollars bear interest at the U.S. prime rate (prime was 3.25% at June 30, 2011). Alternatively, the Company can elect to take LIBOR based U.S. dollar advances for a one, two or three month period, in which case interest is then equal to the applicable LIBOR interest rate plus 3.15%. At the end of specified period, the Company can elect to rollover the LIBOR based advance to another one, two or three month LIBOR based advance or can elect to convert the advance to a prime rate borrowing. The credit facility has a maturity date of April 1, 2015.

The above summarizes the terms of the revolving Canadian credit facility as of June 30, 2011. The Company executed certain amendments to its revolving Canadian credit facility on June 29, 2011 and paid an amendment fee of $32. The amendments extended the maturity dates to April 1, 2015, increased the maximum borrowings to CDN $6,500 from CDN $5,500, modified advance formula, which increased the amount the Company can borrow, and decreases Canadian prime rate and U.S. prime rate based interest rates by 1.5%. The amendment also added a provision which permits the Company to elect to take LIBOR based U.S. dollar advances.

Revolving Credit Facility—Equipment Line

At June 30, 2011, the Company had drawn $500 under a revolving credit facility with a bank. The Company is eligible to borrow up to $1,000, with interest at prime rate (prime was 3.25% at June 30, 2011. Alternatively, the Company can elect to take LIBOR based advances for a one, two or three month period, in which case interest is then equal to the applicable LIBOR interest rate plus 3.15%. At the end of specified period, the Company can elect to rollover the LIBOR based advance to another one, two or three month LIBOR based advance or can elect to convert the advance to a prime rate borrowing. The maximum amount available is limited to of 85% of eligible equipment. The maximum the Company could borrow on June 30, 2011 was $500. The credit facility has a maturity date of April 1, 2015.

The above summarizes the terms of the revolving credit facility—equipment line as of June 30, 2011. The Company executed certain amendments to its revolving credit facility on June 29, 2011. The amendments extended the maturity dates to April 1, 2015, increased the maximum borrowings to $1,000 from $500, and decreases prime rate based interest rates by 1.5%. The amendment also added a provision which permits the Company to elect to take LIBOR based advances.

Installment Note

At June 30, 2011, the Company had borrowed $1,850 under an installment note. Under the Note, the Company is obligated to make forty-eight monthly installment payments of $39 plus accrued interest commencing on August 1, 2011. The Note, which matures on July 1, 2015, provides for interest of prime plus one percent (1.0%). The Note may be prepaid at anytime without penalty or premium. In the event of default (as defined in the Second Amended and Restated Credit Agreement dated April 11, 2007, as amended), Comerica at its option may declare any or all of the indebtedness under this Note due and payable. The Note also provides for interest of prime plus four percent (4.0%) in the event of a default. The “Note” is collateralized by substantially all the assets of the Company.

Note Payable—Bank

At June 30, 2011, the Company has a $333 note payable to a bank. The note was due on September 10, 2006. The maturity date was subsequently extended and the note is now due on April 1, 2012. The note has an interest rate of prime plus 2.5% until maturity, whether by acceleration or otherwise, or until default, as defined in the agreement, and after that at a default rate of prime plus 5.5%. Commencing on July 1, 2008, the Company is also required to make monthly principal payments of $50 on the first day of each month. The bank has been granted security interest in substantially all the assets of the Company’s Manitex subsidiary.

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

The note was recorded at its fair value on date of issuance at $2,440. The fair value of the promissory note was calculated to be equal to the present value of the future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of interest of 11% was determined to be the appropriate rate following an assessment of the risk inherent in the debt issue and the market rate for debt of this nature using corporate credit ratings criteria adjusted for the lack of public markets for this note. The calculated fair value was $2,440. The difference between face amount of the note and its fair value is being amortized over the life of the note ($175 through June 30, 2011), and is being charged to interest expense. As of June 30, 2011, the note has a balance of $2,065.

Note Payable—Terex

At June 30, 2011, the Company has a note payable to Terex Corporation for $1,250. The note which had an original principal amount of $2,000 was issued in connection with the purchase of substantially all of the domestic assets of Crane & Machinery, Inc. (“Crane”) and Schaeff Lift Truck, Inc., (“Schaeff”). During the purchase negotiations, the Company agreed to assist the sellers and GT Distribution LLC in restructuring certain debt owed to Terex Corporation (“Terex”). Accordingly, on October 6, 2008, the Company entered into a Restructuring Agreement with Terex and Crane pursuant to which the Company executed and delivered to Terex a promissory note in the amount of $2,000 that has an annual interest rate of 6%. Terex has been granted a lien on and security interest in all of the assets of the Company’s Crane & Machinery Division.

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

Note payable floorplan

At June 30, 2011, the Company has a $1,414 note payable to a finance company. The funds were borrowed from the finance company under the terms of a floorplan financing agreement. On March 3, 2010, the lender informed the Company that over the subsequent three months that they would discontinue providing floor plan financing to construction equipment dealers. As such, the lender did not finance any additional equipment after June 3, 2010. The lender’s decision did not impact any loans that were outstanding at June 3, 2010 and such loans continue under the terms and conditions that were in effect on the date the loan was made.

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

The current balance $1,414 is comprised of borrowing of $769, $316 and $329 borrowed on December 30, 2008, January 12, 2009 and June 3, 2010, respectively. The terms under which funds were borrowed are discussed in the following paragraphs.

On December 30, 2008, the company borrowed $1,252 under the floorplan agreement with the loan bearing interest at a rate per annum equal to the prime rate of interest, as published in the Wall Street Journal, plus 6%. The Company repaid $483 of amount borrowed. On January 12, 2009 the Company borrowed $400 at a rate per annum equal to the prime rate of interest, as published in the Wall Street Journal, plus 5% and has repaid $84. Since the initial borrowing, the lender has agreed to several interest rate reductions. At June 30, 2011, the interest rate on both borrowings was 6%.

For twelve months from the date of borrowing, the Company is only required to make interest payments, followed by 48 equal monthly payments of principal and interest. The loans may be repaid at anytime and are not subject any prepayment penalty. On November 5, 2009, the lender agreed verbally to extend the interest only payments periods from twelve months to nineteen months for the two above loans. The Company started making principal payments in connection with $769 ($1,252 less $483 repayment) and $316 ($400 less $84 repayment) in August 2010 and September 2010, respectively.

On June 3, 2010, the Company borrowed $329 under the floorplan agreement with the loan bearing interest of 6%. For twelve months from the date of borrowing, the Company is only required to make interest payments, followed by 48 equal monthly payments of principal and interest. The Company will begin making principal payments in July 2011.

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

The promissory note was recorded at its fair value on date of issuance at $2,580. The fair value of the promissory note was calculated to be equal to the present value of the future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of interest of 8% was determined to be the appropriate rate following an assessment of the risk inherent in the debt issued and the market rate for debt of this nature using corporate credit ratings criteria adjusted for the lack of public markets for this Note. The difference between face amount of the promissory note and its fair value is being amortized over the life of the note ($52 through June 30, 2011), and is being charged to interest expense. As of June 30, 2011, the promissory note has a balance of $2,632.

Note Payable—Bank

At June 30, 2011, the Company has a $197 note payable to a bank. The note dated January 10, 2011 had an original principal amount of $489 and an annual interest rate of 3.50%. Under the terms of the note the company is required to make ten monthly payments of $50 commencing January 30, 2011. The proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums.

CVS Credit facilities

At June 30, 2011, CVS had established demand credit facilities with five Italian banks. Under the facilities, CVS can borrow up to 105 Euro ($151) on an unsecured basis and up to an additional €2,300 ($3,309) as advances against orders, invoices and letters of credit. The maximum amount outstanding is limited to 80% of the assigned accounts receivable if there is an invoice issued or 50% if there is an order/contract issued. The banks will evaluate each request to borrow individually and determine the allowable advance percentage and interest rate. In making its determination the bank considers the customer’s credit and location of the customer. Additionally, the banks have agreed to provide guarantees (performance bonds) to customers up to €386 ($549).

At June 30, 2011, the banks had advanced CVS €1,310 Euros ($1,885), at an interest rate from 2.45% to 3.19%. Additionally, the banks have issued guarantees of €270 ($389). Manitex International, Inc. has guaranteed all of CVS’s borrowings.

Capital leases

The Company has a twelve year lease, which expires in April 2018, that provides for monthly lease payments of $70 for its Georgetown, Texas facility. The lease has been classified as a capital lease. At June 30, 2011, the outstanding capital lease obligation is $3,686.

The Company has a five year lease which expires in July 10, 2014 that provides for monthly lease payments of $25 for its Winona, Minnesota facility. The Company has an option to purchase the facility for $500 by giving notice to the landlord of its intent to purchase the Facility. The Landlord must receive such notice at least three months prior to end of the Lease term. At June 30, 2011, the Company has outstanding capital lease obligation of $1,241.

The Company has two additional capital leases. As of June 30, 2011, the capitalized lease obligation related to these two additional leases was $38.

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

On May 5, 2011, the Company entered into two (2) separate Settlement Agreements with the two (2) Plaintiffs in the underlying product liability lawsuits. Pursuant to these agreements, if the Court’s decision in the Declaratory Judgment action is affirmed, which the Company believes it will be, the Plaintiffs will have the opportunity to pursue their recovery solely and exclusively against either or both of the liability insurance carriers, and the Company itself shall have no liability to the Plaintiffs. If, after all appeals in the Declaratory Judgment action, it is determined that there was no duty on the part of the liability insurance carriers to defend the Company, which the Company believes is unlikely, the Company will be liable to the Plaintiffs in the total amount of $1.9 million, payable in equal annual installments over a period of twenty (20) years without interest, beginning at the conclusion of the Declaratory Judgment action.

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

The following is financial information for our two operating segments, i.e., Lifting Equipment and Equipment Distribution.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenues
Lifting Equipment	$33,313	$18,442	$62,917	$39,574
Equipment Distribution	3,753	1,060	5,871	1,898

Total	$37,066	$19,502	$68,788	$41,472
Operating income from continuing operations
Lifting Equipment	$3,096	$1,680	$5,553	$3,577
Equipment Distribution	116	(159)	(22)	(269)
Corporate expenses	(971)	(572)	(2,038)	(1,316)

Total operating income from continuing operations	$2,241	$949	$3,493	$1,992

The Lifting Equipment segment operating earnings includes amortization of $473 and $472 for the three months and $945 and $943 for the six months ended June 30, 2011 and 2010, respectively. The Equipment Distribution segment operating earnings includes amortization of $36 and $36 for the three months and $73 and $73 the six months ended June 30, 2011 and 2010, respectively

	June 30, 2011	December 31, 2010
Total Assets
Lifting Equipment	$108,432	$99,702
Equipment Distribution	6,256	5,595
Corporate	96	220

Total	$114,784	$105,517

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

As of June 30, 2011 the Company had an accounts receivable of $ 46 and $55 from GT and LiftMaster and accounts payable of 557 and $75 to GT and LiftMaster, respectively. As of December 31, 2010, the Company had net payables of $473 and $8 to GT and Liftmaster, respectively.

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

		Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
Rent paid -	Bridgeview Facility 1	$60	$20	120	20
Sales to:
	SL Industries, Ltd.	$143	$—	$143	$—
	LiftMaster	3	3	4	43

Total Sales		$146	$3	$147	$43

Purchases from:
	BGI USA, Inc.	$24	$39	$73	$70
	SL Industries, Ltd.	583	331	1,744	914
	LiftMaster	15	12	16	22

Total Purchases		$622	$382	$1,833	$1,006

1.	The Company leases its 40,000 sq. ft. Bridgeview facility from an entity controlled by Mr. David Langevin, the Company’s Chairman and CEO. Pursuant to the terms of the lease, the Company makes monthly lease payments of $20. The Company is also responsible for all the associated operations expenses, including insurance, property taxes, and repairs. The lease will expire on June 30, 2016 and has a provision for six one-year extension periods. The lease contains a rental escalation clause under which annual rent is increased during the initial lease term by the lesser of the increase in the Consumer Price Increase or 2.0%. Rent for any extension period shall however, be the then-market rate for similar industrial buildings within the market area. The Company has the option, to purchase the building by giving the Landlord written notice at any time prior to the date that is 180 days prior to the expiration of the lease or any extension period. The Landlord can require the Company to purchase the building if a change of Control Event, as defined in the agreement occurs by giving written notice to the Company at any time prior to the date that is 180 days prior to the expiration of the lease or any extension period. The purchase price regardless whether the purchase is initiated by the Company or the landlord will be the Fair Market Value as of the closing date of said sale.

16. Income Taxes

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. The annual effective tax rates are estimated to be approximately 35.7% and 33.2% for 2011 and 2010, respectively. The effective tax rate is based upon the Company’s anticipated earnings both in the U.S. and in foreign jurisdictions.

For the three months ended June 30, 2011, the Company recorded an income tax expense of $582 which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes. For the three months ended June 30, 2010, the Company recorded an income tax expense of $100 which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes.

For the six months ended June 30, 2011, the Company recorded an income tax expense of $816 which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes. For the six months ended June 30, 2010, the Company recorded an income tax expense of $258 which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes.

The Company’s total unrecognized tax benefits as of June 30, 2011 and 2010 were approximately $136 and $170, which, if recognized, would affect the Company’s effective tax rate. As of June 30, 2011 the Company had accrued immaterial amounts for the potential payment of interest and penalties.

Currently, the Company federal income tax returns for the years 2008 and 2009 are under examination by Internal Revenue Service.

17. Restructuring

For the three and six months ended June 30, 2011, the Company had restructuring expenses of $24 and $30, respectively. For the three and six months ended June 30, 2010, the Company had restructuring expenses of $82 and $135, respectively. During the second quarter 2010, the Company incurred costs of $51 to relocate its Bridgeview, Illinois facility to a smaller more economical facility. Except for the aforementioned relocation all other restructuring expenses are for severance payment made in connection with staff reductions.

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

On September 24, 2010, Comerica Bank issued a €1,000 standby letter in fulfillment of CVS’s obligations under the rental agreement. The standby letter of credit expires on July 31, 2012. Although Comerica has a security interest in substantially all the assets of the Company to support the standby letter of credit issued by Comerica, the issuance of the standby letter of credit does not impact the Company’s availability under its revolving credit facilities that it has with Comerica.

On June 29, 2011, the Company entered into an agreement with CVS SpA in Liquidation to purchase the assets on July 1, 2011 that are currently being rented. The operating agreement is terminated on July 1, 2011, when the rented assets are transferred to CVS Ferrari srl. See Note 19 for further details.

19. CVS SpA in Liquidation Assets Purchase Agreement

In connection with the purchase of assets of CVS SpA in Liquidation, the Company entered into a series of agreements that include (1) A Purchase Agreement with CVS SpA in Liquidation, (2) an agreement with Cabletronic srl (“Cabletronic”) to secure the software and electronic know-how currently used to manufacture and operate the products being acquired and (3) an agreement with Fratelli Ferrari Immobiliare Srl to rent and to possibly acquire the building in which CVS Ferrari srl operates. In addition, the Company assumed the liability to pay a €500 (approximately $700) fee to two financial advisors that advised CVS SpA and the former owners that was conditioned upon the successful closing of the transaction between CVS SpA in Liquidation and CVS Ferrari srl.

Purchase Agreements

On June 29, 2011, CVS Ferrari srl (the “Purchaser”), an Italian Corporation and a wholly owned subsidiary of Manitex International, Inc. (the “Company”), entered into a purchase agreement (the “Purchase Agreement”) with CVS SpA in Liquidation (the “Seller”) to acquire on July 1, 2011 for €2,817 (approximately $4,000) (1) rights, designs and drawings for all products previously manufactured by CVS SpA including reach stackers, straight mast container handlers, straddle carriers and tractors and (2) certain machinery and equipment used to manufacture the aforementioned items. The agreement allocates €1,600 (approximately $2,000) to the intangible assets acquired and €1,216 (approximately $1,800) to the machinery and equipment acquired. The purchase price is payable as follows: €467 upon signing the agreement, €17 within 90 days of July 1, 2011, and the remaining balance in five semi-annual installments of €467 payable on each December 30 and June 30 through December 30, 2013. No interest is accrued or payable on the deferred portion of the purchase price.

The obligation under the purchase agreement is secured by an existing guarantee of €1,000 (approximately $1,400) issued by Unicredit SPA which expires on June 30, 2012. The Unicredit SPA guarantee is supported by a standby letter of credit issued by Comerica Bank which also expires on June 30, 2012. The purchase agreement requires the Company to replace the existing guarantee when it expires with a new guarantee issued by Unicredit SPA in an amount equal to the outstanding balance.

Related agreements

Cabletronic Agreement

On June 29, 2011, The Company and Cabletronic srl entered into a separate agreement. Under the agreement, the Company agreed to pay Cabletronics €100 (approximately $150) in exchange for the software or electronic know-how (including source code) and all rights to said software and electronic know-how currently used to manufacture and operate the products acquired from CVS SpA. Additionally, Cabletronic also agreed to supply only to CVS Ferrari srl the hardware on which to run the software for a three year period ending June 30, 2014. The €100 is payable as follows: €34 upon signing of the contract, €33 on October 30, 2011 and €33 on January 12, 2012.

Conditional Future Purchase Commitment

On June 29, 2011, upon the signing of the Purchase Agreement a conditional commitment became effective to purchase the building in which CVS Ferrari srl operates. Under the agreement, CVS Ferrari srl has a commitment to purchase the building at the conclusion of a rental period that ends on June 30, 2014 for €9,200. The commitment to purchase the building is contingent on CVS Ferrari srl being able to secure a mortgage on market terms for 75% of the purchase price. During the rental period, CVS Ferrari srl rent will remain fixed at €360 per year.

Assumed Liabilities

The Company assumed the liability to pay a €500 (approximately $700) fee that was conditioned upon the successful closing of the transaction between CVS SpA in Liquidation and CVS Ferrari srl to two financial advisors that advised CVS SpA and the former owners.

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

On July 1, 2010, the Company’s newly formed Italian subsidiary, CVS Ferrari, srl, entered into an agreement to rent certain assets of CVS SpA, on an exclusive rental basis, while CVS SpA proceeds through the Italian bankruptcy process (concordato preventivo). CVS SpA was located near Milan, Italy and designed and manufactured a range of reach stackers and associated lifting equipment for the global container handling market, which were sold through a broad dealer network. During the third quarter 2010, CVS Ferrari, srl commenced operations and employed the rental assets in its operations. On July 1, 2011, the Company purchased the assets which were previously being rented.

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

Customer and Suppliers Concentrations

At June 30, 2011, no customer accounted for 10% or more of the Company’s total accounts receivable. As of December 31, 2010 one customer accounted for 13% of total Company accounts receivables.

For the three months ended June 30, 2011, no customers accounted for 10.0% or more of the Company’s net revenues. For the three months ended June 30, 2010, two customers accounted for 14.8% and 12.2% the Company’s net revenues. For the six months ended June 30, 2011, no customers accounted for 10.0% or more of the Company’s net revenues. For the six months ended June 30, 2010 one customer accounted for 22.6% of the Company’s net revenue. For the three and six months ended June 30, 2011 and 2010, no supplier accounted for 10% or more of total Company purchases.

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

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Net income for the three month periods ended June 30, 2011 and 2010

For the three months ended June 30, 2011 and 2010 the Company had a net income of $1.0 million and $0.2 million, respectively.

For the three months ended June 30, 2011, the net income of $1.0 million consisted of revenue of $37.1 million, cost of sales of $29.6 million, research and development costs of $0.4 million, SG&A expenses of $4.9 million, interest expense of $0.7 million and income tax expense of $0.6 million.

For the three months ended June 30, 2010, the net income of $0.2 million consisted of revenue of $19.5 million, cost of sales of $14.9 million, research and development costs of $0.3 million, SG&A of $3.3 million, restructuring expenses of $0.1 million, interest expense of $0.6 million, and income tax expense of $0.1 million.

Net Revenues and Gross Profit – For the three months ended June 30, 2011, net revenues and gross profit were $37.1 million and $7.5 million, respectively. Gross profit as a percent of revenues was 20.2% for the three months ended June 30, 2011. For the three months ended June 30, 2010, net revenues and gross profit were $19.5 million and $4.6 million, respectively. Gross profit as a percent of revenues was 23.6% for the three months ended June 30, 2010.

Net revenues increased $17.6 million to $37.1 million for the three months ended June 30, 2011 from $19.5 million for the comparable period in 2010. Without the increase in the revenues from the sale of used construction equipment by our North American Equipment

Exchange division (“NAEE”) and revenues from CVS Ferrari srl (“CVS”) our revenues would have increased by $7.5 million, as NAEE and CVS combined had an increase in revenues of $10.1 million for the three months ended June 30, 2011. NAEE, which started operating in June 2010, had revenues of less than $0.2 million for the three months ended June 30, 2010. CVS did not commence operations until the third quarter of 2010 and, therefore, had no revenues for the three months ended June 30, 2010. The remaining increase is attributed to an increase in boom truck revenues. Boom truck revenues for the three months ended June 30, 2011 were up more that 80% as compared to revenues for the three months period ended June 30, 2010. Although boom truck sales are up substantially, they are still depressed compared to pre-2008 levels. Decreases in revenues from the sale of military and government equipment and the sale of Badger rough terrain cranes were offset by an increase in Load King trailer sales. Although military and governmental sales are lower for 2011 as compared to 2010, they are still making a significant contribution to 2011 revenues. Military and governmental sales have historically been cyclical.

Our gross profit as a percentage of net revenues decreased 3.4% to 20.2% for the three months ended June 30, 2011 from 23.6% for the three months ended June 30, 2010. An improvement in the gross margin percent for crane products was more than offset by a decrease in the margin percent for our other products. The improvement in the gross profit percent for crane products is attributed to a change in product mix towards high capacity cranes which have a higher gross profit margin and an increase in volume. The decrease in the gross profit percent for other products is principally attributed to a decrease in higher margin military and governmental business, the sales of used equipment which has a margin roughly half of that of our new product sales and inefficiencies at our trailer manufacturing facility. Increases in commodity prices, principally steel, is not a principal cause of the decrease in the gross margin percent. Nevertheless, the increase in commodity prices, however, did have a modest negative impact on our gross profit percent.

Selling, general and administrative expense – Selling, general and administrative expense for the three months ended June 30, 2011 was $4.9 million compared to $3.3 million for the comparable period in 2010, an increase of $1.6 million. Selling, general and administrative expenses for the three months ended June 30, 2011 includes approximately $0.9 million related to CVS and NAEE operations. Excluding the effect from CVS and NAEE, selling, general and administrative expense increased $0.6 million from the prior year. Approximately half of the increase is attributable to an increase selling expense, which is in part the result of increased revenues and also increases in advertising and trade show expenses. The balance is due to several other factors including an increase in employee related costs, the result of a partial restoration of prior salary reductions and limited increases in staff.

Operating income – For the three months ended June 30, 2011 and 2010, the Company had operating income of $2.2 million and $0.9 million, respectively. The increase in operating income is due to an increase in gross profit of $2.9 million offset by $1.6 million increase in operating expenses. An increase in revenues accounts for the increase in gross profit as the gross profit percent decreased 3.4% between the second quarter 2010 and 2011. The increase in operating expenses is principally related to an increase in selling, general and administrative cost, which is explained above.

Interest expense – Interest expense was $0.7 million and $0.6 million for the three months ended June 30, 2011 and 2010, respectively.

Foreign currency transaction gains – The Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds.

For the three months ended June 30, 2011, the Company had a foreign currency transaction gain of $0.03 million. For the three months ended June 30, 2010, the Company had a foreign currency loss of $0.03 million.

Income tax – For the three months ended June 30, 2011, the Company recorded an income tax expense of $0.6 million which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes. For the three months ended June 30, 2010, the Company recorded an income tax expense of $0.1 million which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes. The effective taxes rates are 36.1% and 31.9% for the three months ended June 30, 2011 and 2010, respectively.

Net income – Net income for the three months ended June 30, 2011 was $1.0 million. This compares with a net income for the three months ended June 30, 2010 of $0.2 million. The change in net income is explained above.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net income for the six month periods ended June 30, 2011 and 2010

For the six months ended June 30, 2011 and 2010 the Company had a net income of $1.5 million and $0.5 million, respectively.

For the six months ended June 30, 2011, the net income of $1.5 million consisted of revenue of $68.8 million, cost of sales of $54.9 million, research and development costs of $0.7 million, SG&A expenses of $9.7 million, interest expense of $1.3 million and income tax expense of $0.8 million.

For the six months ended June 30, 2010, the net income of $0.5 million consisted of revenue of $41.5 million, cost of sales of $31.7 million, research and development costs of $0.6 million, SG&A of $7.1 million, restructuring expenses of $0.1 million, interest expense of $1.2 million, a foreign currency transaction loss of $0.1 and income tax expense of $0.3 million.

Net Revenues and Gross Profit – For the six months ended June 30, 2011, net revenues and gross profit were $68.8 million and $13.9 million, respectively. Gross profit as a percent of revenues was 20.3% for the six months ended June 30, 2011. For the six months ended June 30, 2010, net revenues and gross profit were $41.5 million and $9.8 million, respectively. Gross profit as a percent of revenues was 23.7% for the six months ended June 30, 2010.

Net revenues increased $27.3 million to $68.8 million for the six months ended June 30, 2011 from $41.5 million for the comparable period in 2010. Without the increase in the revenues from the sale of used construction equipment by our North American Equipment Exchange division (“NAEE”) and revenues from CVS Ferrari srl (“CVS”) our revenues would have increased by $9.7 million, as NAEE and CVS combined had an increase in revenues of $17.7 million for the six months ended June 30, 2011. NAEE, which started operating in June 2010, had revenues of less than $0.2 million for the six months ended June 30, 2010. CVS did not commence operations until the third quarter of 2010 and, therefore, had no revenues for the six months ended June 30, 2010. The remaining increase is attributed to an increase in boom truck revenues. Boom truck revenues for the six months ended June 30, 2011 were up 75% as compared to revenues for the six months period ended June 30, 2010. Although boom truck sales are up substantially, they are still depressed compared to pre-2008 levels. Decreases in revenues from the sale of military and government equipment and the sale of Badger rough terrain cranes were offset by an increase in Load King trailer sales. Although military and governmental sales are lower for 2011 as compared to 2010, they are still making a significant contribution to 2011 revenues. Military and governmental sales have historically been cyclical.

Our gross profit as a percentage of net revenues decreased 3.4% to 20.3% for the six months ended June 30, 2011 from 23.7% for the six months ended June 30, 2010. An improvement in the gross margin percent for crane products was more than offset by a decrease in the margin percent for our other products. The improvement in the gross profit percent for crane products is attributed to a change in product mix towards high capacity cranes which have a higher gross profit margin and an increase in volume. The decrease in the gross profit percent for other products is principally attributed to a decrease in higher margin military and governmental business, the sales of used equipment which has a margin roughly half of that of our new product sales and inefficiencies at our trailer manufacturing facility. Increases in commodity prices, principally steel, is not a principal cause of the decrease in the gross margin percent. Nevertheless, the increase in commodity prices, however, did have a modest negative impact on our gross profit percent.

Selling, general and administrative expense – Selling, general and administrative expense for the six months ended June 30, 2011 was $9.7 million compared to $7.1 million for the comparable period in 2010, an increase of $2.6 million. Selling, general and administrative expenses for the six months ended June 30, 2011 includes approximately $1.8 million related to CVS and NAEE operations. Excluding the effect from CVS and NAEE, selling, general and administrative expense only increased $0.8 million from the prior year. The increase is principally due to increase to an increase selling expense, which is in part the result of increased revenues and also increases in advertising and trade show expenses. Included in 2011 is approximately $0.5 million the Company spent to attend the 2011 Con Expo trade show. The Con Expo show, which is held every three years, was held in Las Vegas in March of this year. This show is an international gathering place for the construction industries. It is estimated that 120,000 professionals from around the world attended the show. The cost of participating in Con Expo was partially offset as 2010 included non-recurring transaction expenses (prior year audit and valuation services) approximately $0.1 million related to the Load King acquisition. Other factors including an increase in employee related costs, the result of a partial restoration of prior salary reductions and limited increases in staff also contributed to the increase in selling, general and administrative expenses. Included in 2010 were non-recurring transaction expenses (prior year audit and valuation services) approximately $0.1 million related to the Load King acquisition.

Operating income – For the six months ended June 30, 2011 and 2010, the Company had operating income of $3.5 million and $2.0 million, respectively. The increase in operating income is due to an increase in gross profit of $4.1 million offset by $2.6 million increase in operating expenses. An increase in revenues accounts for the increase in gross profit as the gross profit percent decreased 3.4% between six months ended June 30, 2011 and six months ended June 310, 2010. The increase in operating expenses is related to increases in selling, general and administrative expense which is explained above.

Interest expense – Interest expense was $1.3 million and $1.2 million for the six months ended June 30, 2011 and 2010, respectively.

Foreign currency transaction gains – The Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds.

For the six months ended June 30, 2011, the Company had a foreign currency transaction gain of $0.05 million. For the six months ended June 30, 2010, the Company had a foreign currency loss of $0.1 million.

Income tax – For the six months ended June 30, 2011, the Company recorded an income tax expense of $0.8 million which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes. For the six months ended June 30, 2010, the Company recorded an income tax expense of $0.3 million which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes. The effective taxes rates are 35.7% and 33.2% for the six months ended June 30, 2011 and 2010, respectively.

Net income – Net income for the six months ended June 30, 2011 was $1.5 million. This compares with a net income for the six months ended June 30, 2010 of $0.5 million. The change in net income is explained above

Segment information

Lifting Equipment Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenues	$33,313	$18,442	$62,917	$39,574
Operating income	3,096	1,680	5,553	3,577
Operating margin	9.3%	9.1%	8.8%	9.0%

Net Revenues

Net revenues increased $14.9 million to $33.3 million for the three months ended June 30, 2011 from $18.4 million for the comparable period in 2010. Without the increase in the revenues from CVS Ferrari srl (“CVS”) our revenues would have increased by $7.1 million, as CVS had revenues of $7.8 million for the three months ended June 30, 2011. CVS did not commence operations until the third quarter of 2010 and, therefore, had no revenues for the three months ended June 30, 2010. The remaining increase is attributed to an increase in boom truck revenues. Boom truck revenues for the three months ended June 30, 2011 were up more that 80% as compared to revenues for the three months period ended June 30, 2010. Although boom truck sales are up substantially, they are still depressed compared to pre-2008 levels. Decreases in revenues from the sale of military and government equipment and the sale of Badger rough terrain cranes were offset by an increase in Load King trailer sales. Although military and governmental sales are lower for 2011 as compared to 2010, they are still making a significant contribution to 2011 revenues. Military and governmental sales have historically been cyclical.

Net revenues increased $23.3 million to $62.9 million for the six months ended June 30, 2011 from $39.6 million for the comparable period in 2010. Without the increase in the revenues from CVS Ferrari srl (“CVS”) our revenues would have increased by $9.1 million, as CVS had revenues of $14.2 million for the three months ended June 30, 2011. CVS did not commence operations until the third quarter of 2010 and, therefore, had no revenues for the three months ended June 30, 2010. The remaining increase is attributed to an increase in boom truck revenues. Boom truck revenues for the six months ended June 30, 2011 were up 75% as compared to revenues for the six months period ended June 30, 2010. Although boom truck sales are up substantially, they are still depressed compared to pre-2008 levels. Decreases in revenues from the sale of military and government equipment and the sale of Badger rough terrain cranes were offset by an increase in Load King trailer sales. Although military and governmental sales are lower for 2011 as compared to 2010, they are still making a significant contribution to 2011 revenues. Military and governmental sales have historically been cyclical.

Operating Income and Operating Margins

Operating income of $3.1 million for the three months ended June 30, 2011 was equivalent to 9.3% of net revenues compared to an operating income of $1.7 million for the three months ended June 30, 2010 or 9.1% of net revenues. The increase in operating income is due to an increase in gross profit of $2.5 million offset by increased operating expense of $1.1million. The increase in gross profit is due to due to the significant increase in revenues as the gross profit percent decreased 2.9% to 20.8% for the three months ended June 30, 2011 from 23.7% for the three months ended June 30, 2010. A improvement in the gross margin percent for crane products was more than offset by a decrease in the margin percent for our other products. The improvement in the gross profit percent for crane products is attributed to a change in product mix towards high capacity cranes which have a higher gross profit margin and an increase in volume. The decrease in the gross profit percent for other products is principally attributed to a decrease in higher margin military and governmental business, and inefficiencies at our trailer manufacturing facility. Approximately $0.8 million of the increase in operating expenses relates to operating expenses at CVS, which did not commence operations until the third quarter of 2010. The remaining increase in of operating expenses of $0.3 million is attributed to an increase selling expense, which is in part the result of increased revenues and also increases in advertising and trade show expenses and several other factors including an increase in employee related costs, the result of a partial restoration of prior salary reductions and limited increases in staff.

Operating income of $5.6 million for the six months ended June 30, 2011 was equivalent to 8.8% of net revenues compared to an operating income of $3.6 million for the six months ended June 30, 2010 or 9.0% of net revenues. The increase in operating income is due to an increase in gross profit of $3.6 million offset by increased operating expense of $1.6 million. The increase in gross profit is due to due to the significant increase in revenues as the gross profit percent decreased 3.0% to 20.8% for the six months ended June 30, 2011 from 23.8% for the six months ended June 30, 2010. An improvement in the gross margin percent for crane products was more than offset by a decrease in the margin percent for our other products. The improvement in the gross profit percent for crane products is attributed to a change in product mix towards high capacity cranes which have a higher gross profit margin and an increase in volume. The decrease in the gross profit percent for other products is principally attributed to a decrease in higher margin military and governmental business, and inefficiencies at our trailer manufacturing facility. The increase in operating expense is principally related to operating expenses at CVS, a subsidiary that did not commence operations until the third quarter of 2010.

Equipment Distribution Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenues	$3,753	$1,060	$5,871	$1,898
Operating loss	116	(159)	(22)	(269)
Operating margin	(3.1%)	(15.0)%	(0.4)%	(7.5)%

Net revenues – Net revenues increased $2.7 million to $3.8 million for the three months ended June 30, 2011 from $1.1 million for the comparable period in 2010. Approximately 85% of the increase is related to an increase in the sale of used construction equipment. The remaining increase is attributed to increases in parts and service revenues. Prior year used construction equipment sales were very modest as the Company did not start selling used construction equipment until June of 2010.

Net revenues increased $4.0 million to $5.9 million for the six months ended June 30, 2011 from $1.9 million for the comparable period in 2010. Approximately 90% of the increase is related to an increase in the sale of used construction equipment. The remaining increase is attributed to increases in parts and service revenues. Prior year used construction equipment sales were very modest as the Company did not start selling used construction equipment until June of 2010.

Operating loss and Operating Margins – The Distribution segment had an operating income of $0.1 million for the three months ended June 30, 2011 and an operating loss of $(0.2) for the three months ended June 30, 2010. In 2010, the Distribution Equipment segment hired additional staff to fill either vacancies or to fill newly created positions. We felt that these additional hires were a necessary investment for the future. The increase in cost from the new hires are being offset by increased revenues in 2011 and results in an increase in operating income.

The Distribution segment had an operating loss of $0.02 million for the six month periods ended June 30, 2011 and an operating loss of $(0.3) million for the six months ended June 30, 2010 In 2010, the Distribution Equipment segment hired additional staff to fill either vacancies or to fill newly created positions. We felt that these additional hires were a necessary investment for the future. The increase in cost from the new hires are being offset by increased revenues in 2011 and results in an increase in operating income.

Liquidity and Capital Resources

Cash and cash equivalents were $1.0 million at June 30, 2011 compared to $0.7 million at December 31, 2010. In addition, the Company has both a U.S. and Canadian revolving credit facility, with maturity dates of April 1, 2015. At June 30, 2011 the Company had approximately $2.1 million available to borrow under these credit facilities. The Company executed certain amendments to its credit agreements between June 27 and June 29, 2011. The amendments, modifies the borrowing base advance formulas for the U.S. revolving credit facility to increase the inventory cap from $9.0 to $14.0 million and adds $1.5 million. The amendments to the Canadian revolving credit facility modify the borrowing base advance formula to increase the advance rate on eligible accounts receivables from 80% to 85%. Together the amendments will have the effect of increasing the amounts the Company may borrow by approximately $2.0 million. The additional borrowing capacity is available to Company as soon as the Company submits its next monthly borrowing base calculation to its bank.

Additionally, CVS has agreements with five Italian banks under which CVS can borrow €105 ($151) on an unsecured basis and up to an additional €2,300 ($3,309) against specific orders, invoices and letters of credit. As of June 30, 2011, CVS had received advances of €1,310 Euros ($1,885). The amount of future advances is dependent on open orders, invoices and letters of credits that exist at the time an advance is requested. The percent that the bank will advance is dependent on both the nature of documents against which they are advancing and the credit worthiness of the customer.

During the six months ended June 30, 2011, total debt increased by $5.7 million to $39.7 million at June 30, 2011 from $34.0 million at December 31, 2010.

The following is a summary of the net increase in our indebtedness from December 31, 2010 to June 30, 2011:

Facility	Increase/ (decrease)
Revolving credit facility	$2.4	million
Revolving Canadian credit facility	0.7	million
Revolving credit facility – Equipment Line	—	million
Liftking acquisition note	(0.2	) million
Badger acquisition note	0.1	million
Installment note	1.9	million
QVM acquisition bank debt	(0.3	) million
Note payable – floor plan	(0.2	) million
Capital leases	(0.4	) million
Note payable – Terex	(0.2	) million
Notes to finance insurance premium	0.2	million
Borrowing against orders, invoices, or letters of credit	1.7	million

	$5.7	million

Outstanding borrowings

The following is a summary of our outstanding borrowings at June 30, 2011:

	Outstanding Balance	Interest Rate	Interest Paid	Principal Payment
Revolving credit facility	$17.7 million	3.25%	Monthly	n.a.
Revolving Canadian credit facility	4.9 million	5.50%	Monthly	n.a.
Revolving credit facility – Equipment Line	0.5 million	3.25%	Monthly	n.a.
Installment note	1.9 million	3.50%	Quarterly	$0.04 million monthly
Badger acquisition note	2.1 million	11.0%	Quarterly	$0.6 million each July 10
Load King acquisition note	2.6 million	8%	Quarterly	$0.5 million annually beginning Dec. 31, 2011
QVM acquisition bank debt	0.3 million	5.75%	Monthly	$0.05 million monthly
Note payable – floor plan	1.4 million	6.0%	Monthly	$0.04 monthly
Note payable – Terex	1.3 million	6.0%	Quarterly	$0.25 million March 1 ($0.15 million can be paid in stock)
Notes to Finance Insurance premium	0.2 million	3.50%	Monthly	Fixed payment including interest of approximately $0.05 million paid monthly
Capital lease – Georgetown facility	3.7 million	12%	Monthly	$0.07 million monthly payment includes interest
Capital leases – Winona facility	1.2 million	6.13%	Monthly	$0.025 million monthly payment includes interest
Borrowings against orders, invoices and letters of credit	1.9 million	2.45 – 3.19%	Monthly	Upon payment of invoice or letter of credit

	$39.7 million

Future availability under credit facilities

As stated above, the Company had cash of $1.0 million and approximately $2.1 million available to borrow under its credit facilities at June 30, 2011. Additionally the Company’s next monthly borrowing base submitted to the bank will reflect approximately $2.0 million in additional borrowing capacity that stems from the recently signed amendments to its revolving credit facility. Additionally, CVS has agreements with five Italian banks under which CVS can borrow €105 ($151) on an unsecured basis and up to an additional €2,300 ($3,309) against specific orders, invoices and letters of credit. As of June 30, 2011, CVS had received advances of €1,310 ($1,885) from the banks. Any future advances against the Italian facilities are dependent on having available collateral.

The Company needs cash to fund normal working capital needs and to make scheduled debt payments as shown in the above table. Additionally, the Company will need approximately $1.1 million of cash in July 2011 to complete its purchase of certain assets from CVS SpA in Liquidation. In June 2011, the Company borrowed the funds required to close the transaction with CVS SpA in Liquidation from a U.S. bank by executing a four year installment note for $1.9 million. Approximately $1.8 million was sent to our CVS Ferrari srl subsidiary to be use the purchase the asset from CVS SpA in Liquidation. On June 29, 2011, upon signing of the purchase agreement, CVS Ferrari gave the Italian court a $0.7 million deposit, which is included in prepaid expenses. The remaining $1.1 million required to close the transaction will be funded by CVS Ferrari srl from the balance of the cash remitted to them.

The purchase agreement with CVS SpA in Liquidation also obligates the Company to make five semi-annual installment payments of €0.5 million or $0.7million on June 30 and December 30, beginning with December 30, 2011 and ending with December 31, 2013.

Both the U.S. and Canadian credit facilities are asset based. The maximum the Company may borrow under either facility is the lower of the credit line or the available collateral, as defined in the credit agreements. Collateral under the agreements consists of stated percentages of eligible accounts receivable and inventory. Beginning in September 2008, the financial markets in the United States and globally came under incredible stress. A substantial deterioration in economic conditions, especially in the United States and Europe followed. As a result, the Company has seen a significant contraction in its business and borrowing collateral. Recently, we have seen certain sectors of the economy showing signs of improving, particularly the energy, and power distribution sectors domestically and certain international markets. As a result, we have increased our inventories to support future sales growth. The collateral formula for the U.S. credit facility limits borrowing against inventory to 50% of eligible inventory (work in process inventory is excluded) and caps total borrowing against our inventory at $14.0 million. In the future, the provision limiting borrowing against inventory to 50% of eligible inventory may result in additional cash constraints. However, the Company expects cash flows from operations and existing availability under the current revolving credit facilities, nevertheless, will be adequate to fund future operations. If in the future, we were to determine that additional funding is necessary, we believe that it would be available.

We will likely need to raise additional capital through debt or equity financings to support our growth strategy, which may include additional acquisitions. There is no assurance that such financing will be available or, if available, on acceptable terms.

2011

Operating activities consumed $4.9 million of cash for the three months ended June 30, 2011 comprised of net income of $1.5 million, non-cash items that totaled $2.3 million and changes in assets and liabilities, which consumed $8.7 million. The principal non-cash items are depreciation and amortization of $1.6 million and a decrease in deferred tax assets of $0.5 million.

Increases in accounts payable of $1.9 million and other current liabilities of $0.2 million which generated cash were more than offset by the following items which consumed cash: increases in accounts receivable of $3.0 million, inventory of $7.0 million, prepaid expenses of $0.1 million, other assets of $0.1 million and a decrease in accrued expense of $0.7 million. The increase in accounts receivable, inventory and accounts payable is attributed to an increase revenues. Accrued expenses decreased as taxes and bonuses accrued at December 31, 2011 were paid. The increase in other current liabilities is due to an increase in deposits received from customers.

Investing activities for the six months ended June 30, 2011 consumed $0.4 million of cash. Proceeds of $0.1 million from the sale of fixed assets partially offset expenditures of $0.3 million to purchase capital equipment and $0.1 to acquire certain technology to be used by CVS.

Financing activities generated $5.5 million in cash for the Six months ended June 30, 2011, which compares to the $5.7 million net increase in outstanding debt reflected on the above table. The $0.2 million difference is an exchange rate difference that occurs as cash flows for foreign subsidiaries are calculated in local currencies and then converted to U.S. dollars. As such, the impact (in U.S. dollars) that a strengthening Canadian dollar and Euro had on outstanding debt are reflected on the cash flow statement on the line entitled “effect of exchange rate changes on cash” rather than being included in the financing activity section.

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The Company is in the process of assessing the impact, if any, that the adoption of ASU 2011-04 will have on its results of operations or its financial position.

In June 2011, the FASB issued ASU 2011-05 - Presentation of Comprehensive Income (“ASU 2011-05”), requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. For public companies, ASU 2011-05 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2011, with earlier adoption permitted. The Company will adopt these standards on January 1, 2012. Because ASU 2011-05 impacts presentation only, it will not a have a material effect on the Company’s operating results or financial position. This update will, however, require the Company to change the presentation of its consolidated financial statement

Off-Balance Sheet Arrangements

On September 24, 2010, Comerica Bank issued a 1.0 million Euro standby letter in fulfillment of CVS’s obligations under the rental agreement. The standby letter of credit expires on July 31, 2012. Comerica has a security interest in substantially all the assets of the Company to support the standby letter of credit.

The Company has agreements with three Italian banks which have agreed to issue guarantees (performance bonds) to our customers for amounts in aggregate up 386 Euros ($549). At March 31, 2011, the banks had issued guarantees of 270 Euros ($389) in total.

The Company has a conditional commitment to purchase the building in which CVS Ferrari srl operates. Under the agreement, CVS Ferrari srl has a commitment to purchase the building at the conclusion of a rental period that ends on June 30, 2014 for €9,200. The commitment to purchase the building is contingent on CVS Ferrari srl being able to secure a mortgage on market terms for 75% of the purchase price.

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

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2011 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 5, 2011, the Company entered into two (2) separate Settlement Agreements with the two (2) Plaintiffs in the underlying product liability lawsuits. Pursuant to these agreements, if the Court’s decision in the Declaratory Judgment action is affirmed, which the Company believes it will be, the Plaintiffs will have the opportunity to pursue their recovery solely and exclusively against either or both of the liability insurance carriers, and the Company itself shall have no liability to the Plaintiffs. If, after all appeals in the Declaratory Judgment action, it is determined that there was no duty on the part of the liability insurance carriers to defend the Company, which the Company believes is unlikely, the Company will be liable to the Plaintiffs in the total amount of $1.9 million, payable in equal annual installments over a period of twenty (20) years without interest, beginning at the conclusion of the Declaratory Judgment action.

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

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publically Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2011	—	—	—	—
May 1 - May 31, 2011	—	—	—	—
June 1 - June 30, 2011	—	—	—	—

	—	—	—	—

Item 3—Defaults Upon Senior Securities

None

Item 4—(Removed and Reserved)

Item 5—Other Information

Not applicable.

Item 6—Exhibits

See the Exhibit Index set forth below for a list of exhibits included with this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Amendment No. 7 dated June 28, 2011 to Second Amended and Restated Credit Agreement dated August 9, 2007, by and between Manitex International, Inc., Manitex, Inc., and Comerica Bank, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 1, 2011).

10.2	Master Revolving Note in the principal amount of $22.5 million dated June 29, 2011 by and between, and between Manitex, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 1, 2011).

10.3	Amendment effective as of June 29, 2011 to the Letter Agreement dated October 29, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 1, 2011).

10.4	Amendment effective as of June 29, 2011 to Advance Formula Agreement dated January 26, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 1, 2011).

10.5	Amendment No. 7 effective June 29, 2011 to the Master Revolving Note (the “Canadian Note”) in the principal amount of CDN $3.5 million dated December 29, 2006, as amended (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 1, 2011).

10.6	Master Revolving Note (the “American Note”) in principal amount of $6.5 million dated June 29, 2011, by and between Manitex Liftking, ULC and Comerica Bank (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 1, 2011).

10.7	Amendment effective as of June 29, 2011 to the Letter Agreement dated May 5, 2010 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed July 1, 2011).

10.8	Master Revolving Note in the principal amount of $1.0 million dated June 29, 2011 by and between, and between Manitex International, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed July 1, 2011).

10.9	Guaranty of Manitex International, Inc. dated June 29, 2011 that guarantees Manitex, Inc. indebtedness to Comerica Bank (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed July 1, 2011).

10.10	Guaranty of Manitex International, Inc. dated June 29, 2011 that guarantees Manitex Liftking, ULC indebtedness to Comerica Bank (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed July 1, 2011).

10.11	Guaranty of Badger Equipment Company and Manitex Load King, Inc. dated June 29, 2011 that guarantees Manitex, Inc. and Manitex International, Inc. indebtedness to Comerica Bank (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed July 1, 2011).

10.12	Security Agreement dated June 29, 2011 by and between, and between Badger Equipment Company and Comerica Bank (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed July 1, 2011).

10.13	Security Agreement dated June 29, 2011 by and between, and between Manitex Load King, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed July 1, 2011).

10.14	Guaranty of Manitex, Inc. dated June 29, 2011 that guarantees Manitex International, Inc. indebtedness to Comerica Bank (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed July 1, 2011).

10.15	Installment Note in the principal amount of $1.85 million dated June 27, 2011 by and between, and between Manitex International, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed July 1, 2011).

10.16	English Summary of Form of Agreement for Sale of Company Division signed June 29, 2011 between C.V.S. Costruzione Veicoli Speciali S.p.A. and CVS Ferrari srl (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed August 8, 2011).

10.17	English Summary of Form of Agreement for the Provision of Goods dated June 29, 2011 between CVS Ferrari Srl and Cabletronic srl (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed August 8, 2011).

10.18	English Summary of Form of Letter Agreement dated February 11, 2011 between C.V.S. Costruzione Veicoli Speciali S.p.A. and CVS Ferrari srl (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed August 8, 2011).

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial information from Manitex International, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Income for the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2011 and 2010, (ii) Balance Sheets as of June 30, 2011 and December 31, 2010, (iii) Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Unaudited Interim Financial Statements.

*	Filed herewith

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 15, 2011	By:	/S/ DAVID J. LANGEVIN
David J. Langevin
Chairman and Chief Executive Officer (Principal Executive Officer)

August 15, 2011	By:	/S/ DAVID H. GRANSEE
David H. Gransee
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)