Form 10-Q
period 2011-09-30
Manitex International, Inc.
filed 2011-11-14
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of the registrant’s common stock, no par, outstanding at November 10, 2011 was 11,409,533

MANITEX INTERNATIONAL, INC.

FORM 10-Q INDEX

PART 1 – FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share amounts)

	September 30, 2011	December 31, 2010
	Unaudited	Unaudited
ASSETS
Current assets
Cash	$773	$662
Trade receivables (net of allowances of $129 and $163 at September 30, 2011 and December 31, 2010)	22,833	19,557
Other receivables	1,738	1,440
Inventory (net of allowances of $569 and $319 at September 30, 2011 and December 31, 2010)	38,747	30,694
Deferred tax asset	650	650
Prepaid expense and other	1,413	1,700

Total current assets	66,154	54,703
Total fixed assets (net)	11,344	10,659
Intangible assets (net)	20,732	20,403
Deferred tax asset	4,332	5,249
Goodwill	15,302	14,452
Other long-term assets	114	51

Total assets	$117,978	$105,517

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable—short term	$4,935	$2,646
Current portion of capital lease obligations	619	564
Accounts payable	16,353	14,447
Accounts payable related parties	412	481
Accrued expenses	4,246	4,335
Other current liabilities	444	538

Total current liabilities	27,009	23,011
Long-term liabilities
Revolving term credit facilities	25,494	20,007
Deferred tax liability	5,476	5,473
Notes payable	7,948	6,119
Capital lease obligations	4,199	4,683
Deferred gain on sale of building	2,504	2,789
Other long-term liabilities	169	161

Total long-term liabilities	45,790	39,232

Total liabilities	72,799	62,243

Commitments and contingencies

Shareholders’ equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding September 30, 2011 and December 31, 2010	—	—
Common Stock—no par value, Authorized, 20,000,000 shares authorized issued and outstanding, 11,409,533 and 11,394,621 at September 30, 2011 and December 31, 2010, respectively	46,989	46,920
Warrants	1,743	1,788
Paid in capital	65	6
Accumulated deficit	(3,657)	(6,148)
Accumulated other comprehensive income	39	708

Total shareholders’ equity	45,179	43,274

Total liabilities and shareholders’ equity	$117,978	$105,517

The accompanying notes are an integral part of these financial statements.

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	Unaudited	Unaudited	Unaudited	Unaudited
Net revenues	$36,942	$24,859	$105,730	$66,331
Cost of sales	29,118	19,004	83,969	50,657

Gross profit	7,824	5,855	21,761	15,674
Operating expenses
Research and development costs	442	320	1,123	879
Selling, general and administrative expenses	5,128	4,022	14,861	11,155
Restructuring expenses	21	23	51	158

Total operating expenses	5,591	4,365	16,035	12,192

Operating income	2,233	1,490	5,726	3,482
Other income (expense)
Interest expense	(653)	(601)	(1,924)	(1,830)
Foreign currency transaction gains (losses)	(15)	68	33	(71)
Other income	1	23	18	177

Total other expense	(667)	(510)	(1,873)	(1,724)

Income before income taxes	1,566	980	3,853	1,758
Income tax	546	323	1,362	581

Net income	$1,020	$657	$2,491	$1,177

Earnings Per Share
Basic	$0.09	$0.06	$0.22	$0.10
Diluted	$0.09	$0.06	$0.22	$0.10
Weighted average common share outstanding
Basic	11,409,533	11,372,467	11,407,296	11,353,849
Diluted	11,454,012	11,396,770	11,545,623	11,376,017

The accompanying notes are an integral part of these financial statements.

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands, except for share amounts)

	Nine Months Ended September 30,
	2011	2010
	Unaudited	Unaudited
Cash flows from operating activities:
Net income	$2,491	$1,177
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	2,518	2,344
Changes in allowances for doubtful accounts	(19)	56
Changes in inventory reserves	210	17
Deferred income taxes	917	(7)
Stock based compensation	95	78
Loss (gain) on disposal of fixed assets	32	(39)
Reserves for uncertain tax provisions	8	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,676)	(6,209)
(Increase) decrease in inventory	(8,913)	(942)
(Increase) decrease in prepaid expenses	310	106
(Increase) decrease in other assets	(63)	25
Increase (decrease) in accounts payable	1,756	1,578
Increase (decrease) in accrued expense	(59)	1,262
Increase (decrease) in other current liabilities	(81)	354

Net cash used for operating activities	(4,474)	(200)

Cash flows from investing activities:
Proceeds from the sale of fixed assets	282	216
Acquisition of CVS assets	(1,585)	—
Purchase of property and equipment	(446)	(428)

Net cash used for investing activities	(1,749)	(212)

Cash flows from financing activities:
Borrowing on revolving term credit facilities	5,817	3,217
Repayments on revolving term credit facility	—	(1,023)
Shares repurchased for income tax withholdings on stock based compensation	(12)	(18)
New borrowings	12,520	1,175
Note payments (1) (2)	(11,350)	(2,468)
Payments on capital lease obligations	(429)	(392)

Net cash provided by financing activities	6,546	491

Net increase in cash and cash equivalents	323	79
Effect of exchange rate change on cash and cash equivalents	(212)	(149)
Cash and cash equivalents at the beginning of the year	662	287

Cash and cash equivalents at end of period	$773	$217

(1)	On March 1, 2010, the Company issued 64,655 shares of its common stock to Terex Corporation, in lieu of $150 of the principal payment on the Term Note that was due on March 1, 2010. This transaction is a non-cash transaction. Accordingly, the cash flow statement excludes the impact of this transaction.
(2)	On January 6, 2010, the Company issued 130,890 shares of common stock to settle a promissory note in the amount of $250 issued on December 31, 2009 in connection with the Load King acquisition. The note was executed to ensure the delivery to the Seller of 130,890 shares of the Company’s Common Stock as provided for in the Purchase Agreement. This transaction is a non-cash transaction. Accordingly, the cash flow statement excludes the impact of this transaction.

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

Lifting Equipment Segment

The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries. Through its Manitex, Inc. subsidiary it markets a comprehensive line of boom trucks and sign cranes. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including, roads, bridges and commercial construction. Its Badger Equipment Company subsidiary (“Badger”) acquired on July 10, 2009, is a manufacturer of specialized rough terrain cranes and material handling products, including a 30-ton model, the first in a new line of specialized high quality rough terrain cranes that the Company will be introducing. Badger primarily serves the needs of the construction, municipality, and railroad industries.

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

July 1, 2010, the Company’s Italian subsidiary, CVS Ferrari, srl (“CVS) entered into an agreement to rent certain assets of CVS SpA on an exclusive rental basis, during the Italian bankruptcy process (concordato preventivo). CVS SpA was located near Milan, Italy and designed and manufactured a range of reach stackers and associated lifting equipment for the global container handling market, which were sold through a broad dealer network. During the third quarter 2010, CVS Ferrari, srl commenced operations and uses the rental assets in its operations. On June 29, 2011, the Company entered into an agreement which was effective on July 1, 2011 with CVS SpA in Liquidation to acquire the assets that were being rented. See Note 19 for further information.

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

2. Basis of Presentation

The accompanying consolidated financial statements, included herein, have been prepared by the Company without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed) necessary for a fair presentation of the Company’s financial position as of September 30, 2011, and results of its operations and cash flows for the periods presented. The consolidated balances as of December 31, 2010 were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the year.

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income:	$1,020	$657	$2,491	$1,177
Other comprehensive income (loss)
Foreign currency translation adjustments	(859)	128	(550)	(79)
Derivative instrument fair market value adjustment—net of income taxes	(92)	181	(119)	39

Total other comprehensive (loss) income	(951)	309	(669)	(40)

Comprehensive income	$69	$966	$1,822	$1,137

3. Financial Instruments—Forward Currency Exchange Contracts

The following tables set forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 by level within the fair value hierarchy. As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is summary of items that the Company measures at fair value:

	Fair Value at September 30, 2011
	Level 1	Level 2	Level 3	Total
Asset
Forward currency exchange contracts	$65	$—	$—	$65

Total current assets at fair value	$65	$—	$—	$65

Liabilities:
Forward currency exchange contracts	$238	$—	$—	$238
Load King contingent consideration	—	—	30	30

Total long-term liabilities at fair value	$238	$—	$30	$268

	Fair Value at December 31, 2010
	Level 1	Level 2	Level 3	Total
Asset
Forward currency exchange contracts	$160	$—	$—	$160

Total current assets at fair value	$160	$—	$—	$160

Liabilities:
Load King contingent consideration	$—	$—	$30	$30

Total long-term liabilities at fair value	$—	$—	$30	$30

Fair Value Measurements

ASC 820-10 classifies the inputs used to measure fair value into the following hierarchy:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 -	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3 -	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

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

The Company enters into forward currency exchange contracts in order to attempt to create a relationship such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. The forward currency exchange contracts that the Company has to offset existing assets and liabilities denominated in other than the reporting units’ functional currency have been determined not to be considered a hedge under ASC 815-10. The Company records at the balance sheet date the forward currency exchange contracts at its market value with any associated gain or loss being recorded in current earnings. Both realized and unrealized gains and losses related to forward currency contracts are included in current earnings and are reflected in the Statement of Operations in the other income expense section on the line titled foreign currency transaction gains/ (losses). Items denominated in other than a reporting unit’s functional currency includes U.S. denominated accounts receivable and accounts payable held by our Canadian subsidiary. Our Italian subsidiary’s payable to the parent Company is also an item denominated in other than the reporting unit’s functional currency. We have purchased forward currency exchange contacts in order to create a relationship such that the exchange gains and loss on intercompany balances with our Italian subsidiary are offset by changes in the market value of the forward currency exchange contracts that the Company holds.

The Company entered into forward currency contracts to hedge certain future U.S. dollar sales of its Canadian Subsidiary. The decision to hedge future sales is not automatic and is decided on a case by case basis. The forward currency contracts to hedge future sales are designated as cash flow hedges under ASC 815-10.

As required, forward currency contracts are recognized as an asset or liability at fair value on the Company’s Consolidated Balance Sheet. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (date of sale). Gains or losses on cash flow hedges when recognized into income are included in net revenues. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The Company expects minimal ineffectiveness as the Company has hedged only firm sales orders and has not hedged estimated exposures. In the next twelve months, the company estimates $125 of pre-tax unrealized losses related to forward currency contract hedges to be reclassified from other comprehensive income into earnings.

At September 30, 2011, the Company had entered into a series of forward currency exchange contracts. The contracts obligate the Company to purchase approximately CDN $4,419 in total. The contracts which are in various amounts mature between October 3, 2011 and May 25, 2012. Under the contracts, the Company will purchase Canadian dollars at exchange rates between .9680 and 1.0399. The Canadian to U.S. dollar exchange rates was .9540 at September 30, 2011. Additionally, the Company has entered into a forward currency contract which matures on July 2, 2012 to sell €800 at 1.4214. The Euro to U.S. dollar exchange rate was 1.3503 at September 30, 2011.

The unrealized currency exchange asset is reported under prepaid expense and other if it is an asset or under accrued expenses if it is a liability on the balance sheet at September 30, 2011. As of September 30, 2011, the Company had the following forward currency contracts:

Nature of Derivative	Amount		Type
Forward currency contract	CDN$	2,472	Not designated as hedge instrument
Forward currency contract	CDN$	1,947	Cash flow hedge
Forward currency contract		€800	Not designated as hedge instrument

The following table provides the location and fair value amounts of derivative instruments that are reported in the Consolidated Balance Sheet as of September 30, 2011 and December 31, 2010:

Total derivatives NOT designated as a hedge instrument

	Balance Sheet Location	Fair Value
		September 30, 2011	December 31, 2010
Asset Derivatives
Foreign currency Exchange Contract	Prepaid expense and other	$65	$101

Liabilities Derivatives
Foreign currency Exchange Contract	Accrued expense	$113	$—

Total derivatives designated as a hedge instrument

	Balance Sheet Location	Fair Value
		September 30, 2011	December 31, 2010
Asset Derivatives
Foreign currency Exchange Contract	Prepaid expense and other	$—	$59

Liabilities Derivatives
Foreign currency Exchange Contract	Accrued expense	$125	$—

The following tables provide the effect of derivative instruments on the Consolidated Statement of Operations for the three and nine months ended September 30, 2011 and 2010:

Derivatives Not designated as Hedge Instrument	Location of gain or (loss) recognized in Income Statement	Gain or (loss)
		Three months ended September 30,		Nine months ended September 30,
		2011	2010	2011	2010
Forward currency contracts	Foreign currency transaction gains (losses)	$(162)	$102	$(130)	$(202)

		Gain or (loss)
Derivatives designated as Hedge Instrument	Location of gain or (loss) recognized in Income Statement	Three months ended September 30,		Nine months ended September 30,
		2011	2010	2011	2010
Forward currency contracts	Net revenue	$(7)	$(44)	$93	$(61)

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

5. Net Earnings per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of warrants, and restricted stock units. Details of the calculations are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net Income per common share
Basic	$1,020	$657	$2,491	$1,177
Diluted	$1,020	$657	$2,491	$1,177
Earnings per share
Basic	$0.09	$0.06	$0.22	$0.10
Diluted	$0.09	$0.06	$0.22	$0.10
Weighted average common share outstanding
Basic	11,409,533	11,372,467	11,407,296	11,353,849

Diluted
Basic	11,409,533	11,372,467	11,407,296	11,353,849
Dilutive effect of warrants	42,750	—	136,712	—
Dilutive effect of restricted stock units	1,729	24,303	1,615	22,168

	11,454,012	11,396,770	11,545,623	11,376,017

At September 30, 2011, there are 297,500 warrants which are anti-dilutive and therefore not included in the average number of diluted shares outstanding shown above. As of September 30, 2010 there are 966,500 warrants which are anti-dilutive and therefore not included in the average number of diluted shares outstanding shown above.

6. Equity

Stock Warrants

The Company accounts for warrants issued to non-employees based on the fair value on date of issuance. Certain warrants will be exercisable on a cashless basis under certain circumstances, and are callable by the Company on a cashless basis under certain circumstances. At September 30, 2011, the Company had issued and outstanding warrants as follows:

Number of Warrants	Exercise Price	Expiration Date
450,000	$4.05	November 15, 2011	Private placement
204,000	$4.25	November 15, 2011	Private placement
192,500	$4.62	November 15, 2011	Placement Agent Fee
105,000	$7.18	September 11, 2012	Placement Agent Fee

During the nine months ended September 30, 2011 no warrants were exercised. On June 15, 2011, 15,000 warrants with a value of $45 expired without being exercised. Accordingly, the balance for warrants was reduced by $45 and the balance in paid in capital was increased by $45.

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

The following table contains information regarding restricted stock units as of September 30, 2011:

2011
Outstanding on January 1,	1,360
Units granted during the period	26,667
Vested and issued	(14,912)
Vested – repurchased for income tax withholding	(3,065)

Outstanding on September 30, 2011,	10,050

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

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $8 and $10 for the three months and $95 and $77 for the nine months ended September 30, 2011 and 2010, respectively. Additional compensation expense related to restricted stock units will be $8 and $28 for the remainder of 2011, and 2012, respectively.

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

In June 2011, the FASB issued ASU 2011-05—Presentation of Comprehensive Income (“ASU 2011-05”), requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. For public companies, ASU 2011-05 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2011, with earlier adoption permitted. The Company will adopt these standards on January 1, 2012. Because ASU 2011-05 impacts presentation only, it will not a have a material effect on the Company’s operating results or financial position. This update will, however, require the Company to change the presentation of its consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is currently accessing the impact that ASU 2011-08 will have on its results of operations or its financial position.

In September 2011, the FASB issued ASU No. 2011-09, Compensation-Retirement Benefits-Multiemployer Plans. ASU 2011-09 is intended to enhance the disclosure requirements for employers participating in multiemployer pension plans to improve transparency and increase awareness of the commitments and risks involved with participation in multiemployer plans. The new accounting guidance requires employers participating in multiemployer plans to provide additional quantitative and qualitative disclosures to provide users with more detailed information regarding an employer’s involvement in multiemployer plans. The new standard is effective for fiscal years ending after December 15, 2011. The adoption of this standard may expand our footnote disclosures but is not anticipated to have a material impact on our consolidated financial statements for the year ending December 31, 2011

8. Inventory

The components of inventory are as follows:

	September 30, 2011	December 31, 2010
Raw materials and purchased parts,	$29,890	$22,928
Work in process	4,576	3,192
Finished goods	4,281	4,574

Inventory, net	$38,747	$30,694

9. Goodwill and Intangible Assets

	September 30, 2011	December 31, 2010	Useful lives
Patented and unpatented technology	$12,696	$12,163	7-17 years
Amortization	(5,816)	(4,895)
Customer relationships	10,069	10,089	10-20 years
Amortization	(2,575)	(2,146)
Trade names and trademarks	7,340	5,995	25 years-indefinite
Amortization	(1,082)	(903)
In process research and development	100	100	indefinite
Customer backlog	470	473	< 1 year
Amortization	(470)	(473)

Intangible assets	20,732	20,403
Goodwill	15,302	14,452

Goodwill and other intangibles	$36,034	$34,855

Amortization expense for intangible assets was $528 and $509 for the three months and $1,546 and $1,524 for the nine months ended September 30, 2011 and 2010, respectively.

Changes in goodwill for the nine months ended September 30, 2011 are as follows:

	Equipment Lifting Segment	Equipment Distribution Segment	Total
Balance December 31, 2010	$14,177	$275	$14,452
Goodwill related assets acquired from CVS SpA in Liquidation – See note 19	850	—	850

Balance September 30, 2011	$15,027	$275	$15,302

10. Accounts Payable and Accrued Expenses

	September 30, 2011	December 31, 2010
Trade	$16,353	$14,317
Bank overdraft	—	130

Total accounts payable	$16,353	$14,447

Accrued expenses:
Accrued payroll	$610	$362
Accrued employee health	172	190
Accrued bonuses	644	756
Accrued vacation expense	445	387
Accrued interest	132	153
Accrued commissions	433	510
Accrued expenses—other	429	426
Accrued warranty	685	577
Accrued income taxes	38	643
Accrued liability on forward currency contracts	238	—
Accrued taxes other than income taxes	420	331

Total accrued expenses	$4,246	$4,335

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

	Nine Months Ended
	September 30, 2011	September 30, 2010
Balance January 1,	$577	$550
Accrual for warranties issued during the period	1,084	1,350
Warranty services provided	(963)	(1,200)
Changes in estimate	(8)	(154)
Foreign currency translation	(5)	5

Balance September 30,	$685	$551

12. Revolving Term Credit Facilities and Debt

Revolving Credit Facility

At September 30, 2011, the Company had drawn $19,086 under a revolving credit facility. The Company is eligible to borrow up to $22,500 with interest at the prime rate (prime was 3.25% at September 30, 2011). Alternatively, the Company can elect to take LIBOR based advances for a one, two or three month period, in which case interest is then equal to the applicable LIBOR interest rate plus 3.15%. At the end of specified period, the Company can elect to rollover the LIBOR based advance to another one, two or three month LIBOR based advance or can elect to convert the advance to a prime rate borrowing. The maximum amount available is limited to the sum of 85% of eligible receivables, and the lesser of 50% of eligible inventory or $14,000, plus $1,500. At September 30, 2011, the maximum the Company could borrow based on available collateral was capped at $21,335. The credit facility’s original maturity date was January 2, 2005. The maturity date was subsequently extended and the note is now due on April 1, 2015. The indebtedness is collateralized by substantially all of the Company’s assets. The facility contains customary limitations including, but not limited to, limitations on acquisitions, dividends, repurchase of the Company’s stock and capital expenditures. The agreement also requires the Company to have a Debt Service Ratio, as defined in the agreement of 1.25 to 1.0 and Funded Debt to EBITDA Ratio, as defined in the agreement, of no greater than 5.25 to 1.0 through March 31, 2012, from June 30, 2012 through March 31, 2013 a ratio of no greater than 4.75 to 1.0 and on June 30, 2013 and thereafter a ratio of no greater than 4.25 to 1.0.

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

The above summarizes the terms of the revolving credit facility as of September 30, 2011. The Company executed certain amendments to its revolving credit facility between June 27, 2011 and June 29, 2011 and paid an amendment fee of $113. The amendments extended the maturity dates to April 1, 2015, increased the maximum borrowings to $22,500 from $20,500, modified advance formula, which increased the amount the Company can borrow, and decreases prime rate based interest rates by 1.5%. The amendment also added a provision which permits the Company to elect to take LIBOR based advances and added a new covenant which requires that the Company have a maximum Funded Debt to EBITDA Ratio at the end of a quarter.

Revolving Canadian Credit Facility

At September 30, 2011, the Company had drawn US $5,608 under a revolving credit agreement with a bank. The Company is eligible to borrow up to CDN $6,500 or US $6,201. The maximum amount available is limited to the sum of (1) 85% of eligible receivables plus (2) the lesser of 35% of eligible work-in-process inventory or CDN $500 plus (3) the lesser of 50% of eligible inventory less work-in-process inventory or CDN $3,500. At September 30, 2011, the maximum the Company could borrow based on available collateral was CDN $6,263 or US $5,975. The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets. The Company can borrow in either U.S. or Canadian dollars. For the purposes of determining availability under the credit line, borrowings in U.S. dollars are converted to Canadian dollars based on the most favorable spot exchange rate determined by the bank to be available to it at the relevant time. Any borrowings under the facility in Canadian dollars bear interest at the Canadian prime rate (the Canadian prime was 3.0% at September 30, 2011) plus 0.5%. Any borrowings under the facility in U.S. dollars bear interest at the U.S. prime rate (prime was 3.25% at September 30, 2011). The credit facility has a maturity date of April 1, 2015.

The above summarizes the terms of the revolving Canadian credit facility as of September 30, 2011. The Company executed certain amendments to its revolving Canadian credit facility on June 29, 2011 and paid an amendment fee of $32. The amendments extended the maturity dates to April 1, 2015, increased the maximum borrowings to CDN $6,500 from CDN $5,500, modified advance formula, which increased the amount the Company can borrow, and decreases Canadian prime rate and U.S. prime rate based interest rates by 1.5%. The amendment also added a provision which permits the Company to elect to take LIBOR based U.S. dollar advance.

Revolving Credit Facility—Equipment Line

At September 30, 2011, the Company had drawn $800 under a revolving credit facility with a bank. The Company is eligible to borrow up to $1,000, with interest at prime rate (prime was 3.25% at September 30, 2011). Alternatively, the Company can elect to take LIBOR based advances for a one, two or three month period, in which case interest is then equal to the applicable LIBOR interest rate plus 3.15%. At the end of specified period, the Company can elect to rollover the LIBOR based advance to another one, two or three month LIBOR based advance or can elect to convert the advance to a prime rate borrowing. The maximum amount available is limited to of 85% of eligible equipment. The maximum the Company could borrow on September 30, 2011 was $500. The credit facility has a maturity date of April 1, 2015.

The above summarizes the terms of the revolving credit facility—equipment line as of September 30, 2011. The Company executed certain amendments to its revolving credit facility on June 29, 2011. The amendments extended the maturity dates to April 1, 2015, increased the maximum borrowings to $1,000 from $500, and decreases prime rate based interest rates by 1.5%. The amendment also added a provision which permits the Company to elect to take LIBOR based advances.

Installment Note

On June 30, 2011, the Company borrowed $1,850 under an installment note. Under the Note, the Company is obligated to make forty-eight monthly installment payments of $39 plus accrued interest commencing on August 1, 2011. The Note, which matures on July 1, 2015, provides for interest of prime plus one percent (1.0%). The Note may be prepaid at anytime without penalty or premium. In the event of default (as defined in the Second Amended and Restated Credit Agreement dated April 11, 2007, as amended), Comerica at its option may declare any or all of the indebtedness under this Note due and payable. The Note also provides for interest of prime plus four percent (4.0%) in the event of a default. The “Note” is collateralized by substantially all the assets of the Company. As of September 30, 2011, the note has a balance of $1,773.

Note Payable—Bank

At September 30, 2011, the Company has a $183 note payable to a bank. The note was due on September 10, 2006. The maturity date was subsequently extended and the note is now due on April 1, 2012. The note has an interest rate of prime plus 2.5% until maturity, whether by acceleration or otherwise, or until default, as defined in the agreement, and after that at a default rate of prime plus 5.5%. Commencing on July 1, 2008, the Company is also required to make monthly principal payments of $50 on the first day of each month. The bank has been granted security interest in substantially all the assets of the Company’s Manitex subsidiary.

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

The note was recorded at its fair value on date of issuance at $2,440. The fair value of the promissory note was calculated to be equal to the present value of the future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of interest of 11% was determined to be the appropriate rate following an assessment of the risk inherent in the debt issue and the market rate for debt of this nature using corporate credit ratings criteria adjusted for the lack of public markets for this note. The calculated fair value was $2,440. The difference between face amount of the note and its fair value is being amortized over the life of the note ($191 through September 30, 2011), and is being charged to interest expense. As of September 30, 2011, the note has a balance of $1,531.

Note Payable—Terex

At September 30, 2011, the Company has a note payable to Terex Corporation for $1,250. The note which had an original principal amount of $2,000 was issued in connection with the purchase of substantially all of the domestic assets of Crane & Machinery, Inc. (“Crane”) and Schaeff Lift Truck, Inc., (“Schaeff”). During the purchase negotiations, the Company agreed to assist the sellers and GT Distribution LLC in restructuring certain debt owed to Terex Corporation (“Terex”). Accordingly, on October 6, 2008, the Company entered into a Restructuring Agreement with Terex and Crane pursuant to which the Company executed and delivered to Terex a promissory note in the amount of $2,000 that has an annual interest rate of 6%. Terex has been granted a lien on and security interest in all of the assets of the Company’s Crane & Machinery Division.

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

Note Payable Floorplan

At September 30, 2011, the Company has a $1,306 note payable to a finance company. The funds were borrowed from the finance company under the terms of a floorplan financing agreement. On March 3, 2010, the lender informed the Company that over the subsequent three months that they would discontinue providing floor plan financing to construction equipment dealers. As such, the lender did not finance any additional equipment after June 3, 2010. The lender’s decision did not impact any loans that were outstanding at June 3, 2010 and such loans continue under the terms and conditions that were in effect on the date the loan was made.

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

The current balance $1,306 is comprised of borrowing of $706, $291 and $309 borrowed on December 30, 2008, January 12, 2009 and June 3, 2010, respectively. The terms under which funds were borrowed are discussed in the following paragraphs.

On December 30, 2008, the company borrowed $1,252 under the floorplan agreement with the loan bearing interest at a rate per annum equal to the prime rate of interest, as published in the Wall Street Journal, plus 6%. The Company repaid $546 of amount borrowed. On January 12, 2009 the Company borrowed $400 at a rate per annum equal to the prime rate of interest, as published in the Wall Street Journal, plus 5% and has repaid $109. Since the initial borrowing, the lender has agreed to several interest rate reductions. At September 30, 2011, the interest rate on both borrowings was 6%.

For twelve months from the date of borrowing, the Company is only required to make interest payments, followed by 48 equal monthly payments of principal and interest. The loans may be repaid at anytime and are not subject any prepayment penalty. On November 5, 2009, the lender agreed verbally to extend the interest only payments periods from twelve months to nineteen months for the two above loans. The Company started making principal payments in connection with $706 ($1,252 less $546 repayment) and $291 ($400 less $109 repayment) in August 2010 and September 2010, respectively.

On June 3, 2010, the Company borrowed $329 under the floorplan agreement with the loan bearing interest of 6%. For twelve months from the date of borrowing, the Company was only required to make interest payments, followed by 48 equal monthly payments of principal and interest. The Company began making principal payments in July 2011. As of September 30, 2011 the balance outstanding is $309 as the Company has repaid $20 of amount borrowed.

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

The promissory note was recorded at its fair value on date of issuance at $2,580. The fair value of the promissory note was calculated to be equal to the present value of the future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of interest of 8% was determined to be the appropriate rate following an assessment of the risk inherent in the debt issued and the market rate for debt of this nature using corporate credit ratings criteria adjusted for the lack of public markets for this Note. The difference between face amount of the promissory note and its fair value is being amortized over the life of the note ($61 through September 30, 2011), and is being charged to interest expense.

Additionally during the quarter, the Company received proceeds of $147 from the sale of a vacant parcel of land. These proceeds were used to reduce the balance on the aforementioned note.

As of September 30, 2011, the promissory note has a balance of $2,494.

Note Payable—Bank

At September 30, 2011, the Company has a $50 note payable to a bank. The note dated January 10, 2011 had an original principal amount of $489 and an annual interest rate of 3.50%. Under the terms of the note the company is required to make ten monthly payments of $50 commencing January 30, 2011. The proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums.

Note Payable Issued to Acquire CVS Assets

In connection with the acquisition of CVS assets, the Company has non- interest bearing note payable in the amount of €2,350 ($3,173). The note is payable as follows: €17($23) within 90 days of July 1, 2011, and the remaining balance in five semi-annual installments of €467 ($630) payable on each December 30 and June 30 through December 30, 2013.

The promissory note was recorded at its fair value on date of issuance at €2,218 ($2,995). The fair value of the promissory note was calculated to be equal to the present value of the future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of interest of 4% was determined to be the appropriate rate following an assessment of the risk inherent in the debt issued and the market rate for debt of this nature using corporate credit ratings. The difference between face amount of the promissory note and its fair value is being amortized over the life of the note ($32 through September 30, 2011), and is being charged to interest expense. As of September 30, 2011, the promissory note has a balance of €2242 or $3,027.

CVS Credit facilities

At September 30, 2011, CVS had established demand credit facilities with five Italian banks. Under the facilities, CVS can borrow up to 105 Euro ($142) on an unsecured basis and up to an additional €2,500 ($3,376) as advances against orders, invoices and letters of credit. The maximum amount outstanding is limited to 80% of the assigned accounts receivable if there is an invoice issued or 50% if there is an order/contract issued. The banks will evaluate each request to borrow individually and determine the allowable advance percentage and interest rate. In making its determination the bank considers the customer’s credit and location of the customer. Additionally, the banks have agreed to provide guarantees (performance bonds) to customers up to €86 ($116).

At September 30, 2011, the banks had advanced CVS €940 ($1,269), at an interest rate from 2.45% to 2.98%. Additionally, the banks have issued guarantees of €70 ($95). Manitex International, Inc. has guaranteed all of CVS’s borrowings.

Capital leases

The Company has a twelve year lease, which expires in April 2018 that provides for monthly lease payments of $70 for its Georgetown, Texas facility. The lease has been classified as a capital lease. At September 30, 2011, the outstanding capital lease obligation is $3,599.

The Company has a five year lease which expires in July 10, 2014 that provides for monthly lease payments of $25 for its Winona, Minnesota facility. The Company has an option to purchase the facility for $500 by giving notice to the landlord of its intent to purchase the Facility. The Landlord must receive such notice at least three months prior to end of the Lease term. At September 30, 2011, the Company has outstanding capital lease obligation of $1,184.

The Company has one additional capital lease. As of September 30, 2011, the capitalized lease obligation related to this lease was $35.

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

The Lifting Equipment segment is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes, predominately through a network of dealers, a diverse group of products that serve different functions and are used in a variety of industries. The Company markets a comprehensive line of boom trucks and sign cranes, a complete line of rough terrain forklifts, including both the Liftking and Noble product lines, as well as special mission oriented vehicles, and other specialized carriers, heavy material handling transporters and steel mill equipment. The Company also manufacturers a number of specialized rough terrain cranes and material handling products, including a 30-ton model, the first in new line of specialized high quality rough terrain cranes that we will be introducing. The Company lifting products are used in industrial applications, energy exploration and infrastructure development in the commercial sector and for military applications. The company’s specialized rough terrain cranes primarily serve the needs of the construction, municipality, and railroad industries. Additionally, as of January 1, 2010, the Company began to manufacture and distribute custom trailers and hauling systems typically used for transporting heavy equipment. Our trailer business serves niche markets in the commercial construction, railroad, military, and equipment rental industries through a dealer network.

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

The following is financial information for our two operating segments, i.e., Lifting Equipment and Equipment Distribution.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenues
Lifting Equipment	$33,614	$22,210	$96,531	$61,784
Equipment Distribution	3,328	2,649	9,199	4,547
Total	$36,942	$24,859	$105,730	$66,331
Operating income from continuing operations
Lifting Equipment	$3,598	$1,976	$9,151	$5,553
Equipment Distribution	76	157	54	(112)
Corporate expenses	(1,441)	(643)	(3,479)	(1,959)

Total operating income from continuing operations	$2,233	$1,490	$5,726	$3,482

The Lifting Equipment segment operating earnings includes amortization of $492 and $472 for the three months and $1,437 and $1,415 for the nine months ended September 30, 2011 and 2010, respectively. The Equipment Distribution segment operating earnings includes amortization of $36 and $36 for the three months and $109 and $109 the nine months ended September 30, 2011 and 2010, respectively

	September 30, 2011	December 31, 2010
Total Assets
Lifting Equipment	$111,610	$99,702
Equipment Distribution	6,295	5,595
Corporate	73	220

Total	$117,978	$105,517

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

As of September 30, 2011 the Company had an accounts receivable of $33 and $52 from GT and LiftMaster and accounts payable of $424 and $73 to GT and LiftMaster, respectively. As of December 31, 2010, the Company had net payables of $473 and $8 to GT and LiftMaster, respectively.

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Rent paid - Bridgeview Facility 1	$60	$60	180	80
Sales to:
SL Industries, Ltd.	$73	$—	$215	$—
LiftMaster	1	2	5	45

Total Sales	$74	$2	$220	$45

Purchases from:
BGI USA, Inc.	$78	$57	$151	$127
SL Industries, Ltd.	571	645	2,315	1,559
LiftMaster	4	—	20	22

Total Purchases	$653	$702	$2,486	$1,708

1.	The Company leases its 40,000 sq. ft. Bridgeview facility from an entity controlled by Mr. David Langevin, the Company’s Chairman and CEO. Pursuant to the terms of the lease, the Company makes monthly lease payments of $20. The Company is also responsible for all the associated operations expenses, including insurance, property taxes, and repairs. The lease will expire on June 30, 2016 and has a provision for six one-year extension periods. The lease contains a rental escalation clause under which annual rent is increased during the initial lease term by the lesser of the increase in the Consumer Price Increase or 2.0%. Rent for any extension period shall however, be the then-market rate for similar industrial buildings within the market area. The Company has the option, to purchase the building by giving the Landlord written notice at any time prior to the date that is 180 days prior to the expiration of the lease or any extension period. The Landlord can require the Company to purchase the building if a change of Control Event, as defined in the agreement occurs by giving written notice to the Company at any time prior to the date that is 180 days prior to the expiration of the lease or any extension period. The purchase price regardless whether the purchase is initiated by the Company or the landlord will be the Fair Market Value as of the closing date of said sale.

16. Income Taxes

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. The annual effective tax rates are estimated to be approximately 35.3% and 33.0% for 2011 and 2010, respectively. The effective tax rate is based upon the Company’s anticipated earnings both in the U.S. and in foreign jurisdictions.

For the three months ended September 30, 2011, the Company recorded an income tax expense of $546 which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes. For the three months ended September 30, 2010, the Company recorded an income tax expense of $323 which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes.

For the Nine months ended September 30, 2011, the Company recorded an income tax expense of $1,362 which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes. For the nine months ended September 30, 2010, the Company recorded an income tax expense of $581 which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes.

The Company’s total unrecognized tax benefits as of September 30, 2011 and 2010 were approximately $139 and $170, which, if recognized, would affect the Company’s effective tax rate. As of September 30, 2011 the Company had accrued immaterial amounts for the potential payment of interest and penalties.

17. Restructuring

For the three and nine months ended September 30, 2011, the Company had restructuring expenses of $21 and $51, respectively. For the three and nine months ended September 30, 2010, the Company had restructuring expenses of $23 and $158, respectively. During the second quarter 2010, the Company incurred costs of $51 to relocate its Bridgeview, Illinois facility to a smaller more economical facility. Except for the aforementioned relocation all other restructuring expenses are for severance payment made in connection with staff reductions.

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

During July 2010 the Italian court administrator of CVS SpA approved the Company’s agreement to use certain assets of CVS SpA. This agreement is on a monthly rental fee basis and is for duration of up to two years as the Italian insolvency process, “concordato preventivo” proceeds. Under this process, the creditors of CVS SpA and the court administrator will determine the resolution of the insolvency of CVS SpA. The administrator can elect to sell the assets of CVS SpA either in whole or piecemeal. Under the agreement, CVS Ferrari srl assumed no prior liabilities of the CVS SpA business, and can use the rented CVS SpA assets for its own benefit but must return the assets at the expiration of the agreement. As part of its agreement the Company also agreed to enter into a standby letter of credit for one million Euros to guarantee its commitments under the agreement. Also included, and subject to the agreement of the creditors, and the court process, was an offer to purchase the rental assets.

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

On June 29, 2011, the Company entered into an agreement with CVS SpA in Liquidation to purchase on July 1, 2011 the assets that were being rented. The operating agreement was terminated on July 1, 2011, when the rented assets were transferred to CVS Ferrari srl. See Note 19 for further details.

19. CVS SpA in Liquidation Assets Purchase

On July 1, 2011, CVS Ferrari, Srl purchased the intangible assets and the machinery and equipment that CVS had previously rented from CVS SpA in Liquidation (the “Seller”) pursuant to a purchase agreement (“Purchase Agreement”) with the Seller dated June 29, 2011. Additionally on June 29, 2011, CVS entered into a second agreement which also closed on June 29, 2011 with Cabletronic, Srl (“Cabletronic Agreement”) to acquire software and electronic know-how that is used in the products manufactured by CVS. Finally, CVS Ferrari assumed certain liabilities.

Total Consideration for the acquired assets is as follows:

	Euros	U.S. Dollars (3)
Per the Purchase agreement	€2,817	$4,089
Per Cabletronic agreement	100	145
Stamp taxes and notary fees	91	132
Assumed liabilities	500	726

Sub-total	3,508	$5,092
Present value adjustment related to a non-interest bearing note (1)	(132)	(192)

Total consideration	3,376	4,900
Less: non-cash amounts
Deferred payments (2)	(2,284)	(3,315)

Cash consideration	€1,092	$1,585

Purchase Price Allocation
Machinery and equipment	€1,336	$1,939
Trade names and trademarks	1,000	1,452
Patented and unpatented technology	410	595
Goodwill	630	914

Net assets acquired	€3,376	$4,900

(1)	Under the terms of the purchase agreement €2,350 payable without interest with €17 payable within 90 days of July 1, 2011 and the balance of €2,333 in bi-annual payment of €468 every 6 months being on December 31, 2011. It was determined that the present value of the €2,333 note is €2,218 based on 4% discount interest rate. It was determined that a 4% rate was appropriate taking into account current interest rates and the inherent risk.
(2)	The non-cash consideration is comprised of the present value of the above described note of €2,218 and €66 which represents two payment of €33 related to Cabletronic agreement which are payable on October 30, 2011 and January 12, 2012, respectively.
(3)	The CVS acquisition was consummated in Euros. The U.S dollar conversions above and elsewhere in this note are based on the exchange rates on the transaction date. As such, the balances in U.S. dollars shown above will differ from the amounts reflected in our September 30, 2011 balance sheet and other notes in the our financial statements as exchanges rates on July 1, 2011 and September 30, 2011 are different.

Purchase Agreements

On June 29, 2011, CVS Ferrari srl (the “Purchaser”), an Italian Corporation and a wholly owned subsidiary of Manitex International, Inc. (the “Company”), entered into a purchase agreement (the “Purchase Agreement”) with CVS SpA in Liquidation (the “Seller”) to acquire on July 1, 2011 for €2,817 (approximately $4,089) (1) rights, designs and drawings for all products previously manufactured by CVS SpA including reach stackers, straight mast container handlers, straddle carriers and tractors and (2) certain machinery and equipment used to manufacture the aforementioned items.

The purchase price is payable as follows: €467 ($630) upon signing the agreement, €17 ($23) within 90 days of July 1, 2011, and the remaining balance in five semi-annual installments of €467 ($630) payable on each December 30 and June 30 through December 30, 2013. No interest is accrued or payable on the deferred portion of the purchase price.

The fair value of the promissory note was calculated to be equal to the present value of the future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of interest of 4% was determined to be the appropriate rate following an assessment of the risk inherent in the debt issue and the market rate for debt of this nature using corporate credit ratings criteria. The calculated fair value of the deferred amount of €2,350 ($3,411) was €2,218 ($3,219). The difference between face amount of the promissory note and its fair value is being amortized over the life of the note.

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

Cabletronic Agreement

On June 29, 2011, The Company and Cabletronic srl entered into a separate agreement. Under the agreement, the Company agreed to pay Cabletronics €100 (approximately $145) in exchange for the software or electronic know-how (including source code) and all rights to said software and electronic know-how currently used to manufacture and operate the products acquired from CVS SpA. Additionally, Cabletronic also agreed to supply only to CVS Ferrari srl the hardware on which to run the software for a three year period ending June 30, 2014. The €100 is payable as follows: €34 upon signing of the contract, €33 ($45) on October 30, 2011 and €33($45) on January 12, 2012.

Assumed Liabilities

In connection with the transactions, the Company assumed the liability of $ €500 (approximately $726).

Under the acquisition method of accounting, the total acquisition consideration is allocated to the assets acquired based on their fair values as of the date of the acquisition as shown below.

Machinery and equipment: The fair value of the machinery and equipment was determined by management relaying in part on an independent appraisal of the machinery and equipment.

Intangible assets: There are three fundamental methods applied to value intangible assets outlined in FASB ASC 820. These methods include the Cost Approach, the Market Approach, and the Income Approach. Each of these valuation approaches was considered in our estimation of value.

Trade names and trademarks and patented and unpatented technology: Valued using the Relief from Royalty method, a form of both the Market Approach and the Income Approach. Because the Company has established trade names and trademarks and has developed patented and patented technology, we estimated the benefit of ownership as the relief from the royalty expense that would need to be incurred in absence of ownership.

Goodwill: Goodwill represents the excess of total consideration paid and the fair value of net assets acquired. The recognition of goodwill of $914 reflects the inherent value in the CVS’s reputation, which has been built since being founded in 1982. CVS has a reputation for quality and technical proficiency acquired by continued development of a robust and superior product and after sales service, with products in use across the global container handling and inter-modal markets. The entire amount of goodwill in this transaction is associated with our Lifting Equipment Segment.

Conditional Future Purchase Commitment

On June 29, 2011, upon the signing of the Purchase Agreement a conditional commitment became effective to purchase the building in which CVS Ferrari srl operates. Under the agreement, CVS Ferrari srl has a commitment to purchase the building at the conclusion of a rental period that ends on June 30, 2014 for €9,200. The commitment to purchase the building is contingent on CVS Ferrari srl being able to secure a mortgage on market terms for 75% of the purchase price. During the rental period, CVS Ferrari srl rent will remain fixed at €360 ($486) per year.

Pro forma results

Pro forma results have not been provided in connection with the CVS acquisitions as they are not relevant. Pro forma information is not available as CVS SpA in Liquidation did not operate during 2009.

20. Subsequent Event

On November 2, 2011, Load King, refinanced and paid off the Load King acquisition note payable to Genie Industries, Inc. a subsidiary of Terex Corporation, which had a remaining book balance of $2,493 and a face amount of $2,603. The Company and Genie agreed that in exchange for pre payment of the note, that the principal amount of the note to Genie would be reduced by $300 to $2,303. On November 2, 2011, the Company remitted, and Genie accepted $2,303 plus accrued interest of $14 as full payment of the Note. The Company borrowed $2,115 from the South Dakota Board of Economic Development and a bank. The funds were used to repay Genie. The terms of the new financings are favorable as they are at lower the interest rates and extends the repayment term. See our Current Report filed on Form 8-K with Security and Exchange Commission on November 8, 2011 for further details.

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

Customer and Suppliers Concentrations

At September 30, 2011, one customer accounted for 13.3% of the Company’s total accounts receivable. As of December 31, 2010 one customer accounted for 13% of total Company accounts receivables.

For the three months ended September 30, 2011, one customer accounted for 13.2% of the Company’s net revenues. For the three months ended September 30, 2010, one customer accounted for 13.8% of the Company’s net revenues. For the nine months ended September 30, 2011, no customers accounted for 10.0% or more of the Company’s net revenues. For the nine months ended September 30, 2010 one customer accounted for 14.1% of the Company’s net revenue. For the three and nine months ended September 30, 2011 and 2010, no supplier accounted for 10% or more of total Company purchases.

Recent Economic Conditions

Beginning in September of 2008, the United States and world financial markets came under unprecedented stress. The immediate impact was a dramatic decrease in liquidity and credit availability throughout the world. An incredibly rapid and significant deterioration in economic conditions, especially in the United States and Europe followed. These events had an immediate significant adverse impact on the Company. Currently, the market for our products has stabilized and selective markets have grown, particularly the energy, and power distribution sectors domestically and in certain international markets. Our orders and revenues have shown marked improvement but generally remain significantly below pre-2008 levels. We are cautiously optimistic about the future. However, there is still significant risk and uncertainty in the world markets, which could impact our future business.

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

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Net income for the three month periods ended September 30, 2011 and 2010

For the three months ended September 30, 2011 and 2010 the Company had a net income of $1.0 million and $0.7 million, respectively.

For the three months ended September 30, 2011, the net income of $1.0 million consisted of revenue of $37.0 million, cost of sales of $29.1 million, research and development costs of $0.4 million, SG&A expenses of $5.1 million, interest expense of $0.7 million and income tax expense of $0.5 million.

For the three months ended September 30, 2010, the net income of $0.7 million consisted of revenue of $24.9 million, cost of sales of $19.0 million, research and development costs of $0.3 million, SG&A expenses of $4.0 million, interest expense of $0.6 million, a gain of foreign currency transaction gain of $0.1 million and income tax expense of $0.3 million

Net Revenues and Gross Profit – For the three months ended September 30, 2011, net revenues and gross profit were $37.0 million and $7.8 million, respectively. Gross profit as a percent of revenues was 21.2% for the three months ended September 30, 2011. For the three months ended September 30, 2010, net revenues and gross profit were $24.9 million and $5.9 million, respectively. Gross profit as a percent of revenues was 23.6% for the three months ended September 30, 2010.

Net revenues increased $12.1 million to $37.0 million for the three months ended September 30, 2011 from $24.9 million for the comparable period in 2010. Approximately 45% of the increase in revenues is the result of increased revenues from our CVS operation, which only commenced operations in the third quarter of 2010 and, therefore, only had limited revenues for the three months ended September 30, 2010. Approximately two thirds of the remaining 55% increase in revenues is attributed to an increase in boom truck revenues. Boom truck revenues for the three months ended September 30, 2011 were up more than 40% as compared to revenues for the three months period ended September 30, 2010. The increase in boom truck sales is largely due to strength in the energy and power distribution market segments, both domestically and in certain international markets. Although boom truck sales are up substantially, they are still depressed compared to pre-2008 levels. The remaining one third increase is principally related to increases in Load King trailers and used construction equipment sales.

Decreases in revenues from the sale of military and government equipment at our Liftking operation was offset by increased commercial business. Although military and governmental sales are lower for 2011 as compared to 2010, they are still making a contribution to 2011 revenues. Military and governmental sales have historically been cyclical.

Our gross profit as a percentage of net revenues decreased 2.4% to 21.2% for the three months ended September 30, 2011 from 23.6% for the three months ended September 30, 2010. The decrease in gross profit margin percent is principally due to a decrease in gross margin percent for our material handling products. The decrease is largely attributed to a change in product mix, including a decrease in higher margin military and governmental sales. An increase in sales of used equipment, which has lower margins, also contributed to the decrease in our gross margin percent. The aforementioned decrease in gross margin percent was partially offset by a very modest increase in the gross profit percent for our crane products and significant improvement in the gross margin percent for Load King trailers, largely the result of an increased volume.

Selling, general and administrative expense – Selling, general and administrative expense for the three months ended September 30, 2011 was $5.1 million compared to $4.0 million for the comparable period in 2010, an increase of $1.1 million. Approximately $0.5 million of the increase is due to increased selling, general and administrative expenses in our CVS subsidiary. CVS’s selling, general and administrative are up as expected, since the CVS business was only commencing to operate in the third quarter of 2010. Selling, general and administrative expenses in CVS as a percent of revenues are now consistent with our other operations. The balance of the increase is principally due to higher compensation expense related to additional provisions for performance based compensation and due to selected increase in staffing.

Operating income – For the three months ended September 30, 2011 and 2010, the Company had operating income of $2.2 million and $1.5 million, respectively. The increase in operating income is due to an increase in gross profit of $2.0 million offset by $1.2 million increase in operating expenses. An increase in revenues accounts for the increase in gross profit as the gross profit percent decreased 2.4% between the third quarter 2010 and 2011. The increase in operating expenses is principally related to an increase in selling, general and administrative cost, which is explained above.

Interest expense – Interest expense was $0.7 million and $0.6 million for the three months ended September 30, 2011 and 2010, respectively.

Foreign currency transaction gains – The Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds.

For the three months ended September 30, 2011, the Company had a foreign currency transaction loss of $0.02 million. For the three months ended September 30, 2010, the Company had a foreign currency gain of $0.07 million.

Income tax – For the three months ended September 30, 2011, the Company recorded an income tax expense of $0.5 million, which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes. For the three months ended September 30, 2010, the Company recorded an income tax expense of $0.3 million, which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes. The effective taxes rates are 34.9% and 33.0% for the three months ended September 30, 2011 and 2010, respectively.

Net income – Net income for the three months ended September 30, 2011 was $1.0 million. This compares with a net income for the three months ended September 30, 2010 of $0.7 million. The change in net income is explained above.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net income for the nine month periods ended September 30, 2011 and 2010

For the nine months ended September 30, 2011 and 2010 the Company had a net income of $2.5 million and $1.2 million, respectively.

For the nine months ended September 30, 2011, the net income of $2.5 million consisted of revenue of $105.7 million, cost of sales of $84.0 million, research and development costs of $1.1 million, SG&A expenses of $14.9 million, interest expense of $1.9 million and income tax expense of $1.4 million.

For the nine months ended September 30, 2010, the net income of $1.2 million consisted of revenue of $66.3 million, cost of sales of $50.7 million, research and development costs of $0.9 million, SG&A costs of $11.2 million, restructuring expenses of $0.2 million, interest expense of $1.8 million, a foreign currency transaction loss of $0.1 million, other income of $0.2 million and income tax expense of $0.6 million

Net Revenues and Gross Profit – For the nine months ended September 30, 2011, net revenues and gross profit were $105.7 million and $21.8 million, respectively. Gross profit as a percent of revenues was 20.6% for the nine months ended September 30, 2011. For the nine months ended September 30, 2010, net revenues and gross profit were $66.3 million and $15.7 million, respectively. Gross profit as a percent of revenues was 23.6% for the nine months ended September 30, 2010.

Net revenues increased $39.4 million to $105.7 million for the nine months ended September 30, 2011 from $66.3 million for the comparable period in 2010. Slightly more that 60% is attributed to increases in revenues generated by CVS and NAEE, two thirds of which is attributable to the fact that CVS and NAEE (began operating in late June 2010) did not have any operations in the first six months of 2010. The other third is attributed to an increase in third quarter revenues at CVS and NAE, which is largely attributed to the fact that NAEE and CVS were only start-up operations during the third quarter 2010. The remaining 40% increase in revenues is principally attributed to increased revenues for our boom trucks. The increase in boom truck sales is largely due to strength in the energy and power distribution market segments, both domestically and in certain international markets. Although boom truck sales are up substantially, they are still depressed compared to pre-2008 levels. A substantial portion of the significant decrease in military revenues at Liftking operation was offset by an increase in lower margin commercial business and by increased sales of Load King specialized trailers.

Our gross profit as a percentage of net revenues decreased 3.0% to 20.6% for the nine months ended September 30, 2011 from 23.6% for the nine months ended September 30, 2010. An improvement in the gross margin percent for crane products was more than offset by a decrease in the margin percent for our other products. The improvement in the gross profit percent for crane products is attributed to a change in product mix towards high capacity cranes which have a higher gross profit margin and an increase in volume. The decrease in the gross profit percent for other products is principally attributed to a decrease in higher margin military and governmental business, and the sales of used equipment which has a margin roughly half of that of our new product sales. Increases in commodity prices, principally steel, is not a principal cause of the decrease in the gross margin percent. Nevertheless, the increase in commodity prices, however, did have a modest negative impact on our gross profit percent.

Selling, general and administrative expense – Selling, general and administrative expense for the nine months ended September 30, 2011 was $14.9 million compared to $11.1 million for the comparable period in 2010, an increase of $3.7 million.

Approximately 70% of the increase is related to increased selling, general and administrative expenses at CVS and NAEE, attributed to the fact NAEE and CVS only began operating in June and July 2010, respectively. As such these operations had essentially no selling, general and administrative expenses for six months ended June 30, 2010 and CVS had only had limited expenses for the three months ended September 30, 2010, as CVS was still in a start-up mode during the third quarter of 2010. The majority of the remaining 30% increase is attributed to an increase in selling expense and higher compensation expense related to additional provisions for performance based compensation, a restoration of prior salary reductions and selected increase in staffing. Selling expense increase primarily as the Company spent $0.5 million to attend 2011 Con Expo trade show. The Con Expo show, which is held every three years, was held in Las Vegas in March of this year. This show is an international gathering place for the construction industries. It is estimated that 120,000 professionals from around the world attended the show. Increased revenues also contributed to the increase in selling expenses. Other less significant factors, including higher travel expenses, also contributed to the increase in selling, general and administrative expense.

Operating income – For the nine months ended September 30, 2011 and 2010, the Company had operating income of $5.7 million and $3.5 million, respectively. The increase in operating income is due to an increase in gross profit of $6.1 million offset by $3.8 million increase in operating expenses. An increase in revenues accounts for the increase in gross profit as the gross profit percent decreased 3.0% between nine months ended September 30, 2011 and nine months ended September 310, 2010. The increase in operating expenses is primarily related to increases in selling, general and administrative expense, which is explained above.

Interest expense – Interest expense was $1.9 million and $1.8 million for the nine months ended September 30, 2011 and 2010, respectively.

Foreign currency transaction gains – The Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds.

For the nine months ended September 30, 2011, the Company had a foreign currency transaction gain of $0.03 million. For the nine months ended September 30, 2010, the Company had a foreign currency loss of $0.07 million.

Income tax – For the nine months ended September 30, 2011, the Company recorded an income tax expense of $1.4 million which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes. For the nine months ended September 30, 2010, the Company recorded an income tax expense of $0.6 million which consisted primarily of anticipated federal alternative minimum tax, current year state and local tax and foreign taxes. The effective taxes rates are 35.3% and 33.0% for the nine months ended September 30, 2011 and 2010, respectively.

Net income – Net income for the nine months ended September 30, 2011 was $2.5 million. This compares with a net income for the nine months ended September 30, 2010 of $1.1 million. The change in net income is explained above.

Segment information

Lifting Equipment Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenues	$33,614	$22,210	$96,531	$61,784
Operating income	3,598	1,976	9,151	5,553
Operating margin	10.7%	8.9%	9.5%	9.0%

Net Revenues

Net revenues increased $11.4 million to $33.6 million for the three months ended September 30, 2011 from $22.2 million for the comparable period in 2010. Approximately 50% of the increase in revenues is the result of increased revenues from our CVS operation, which only commenced operations in the third quarter of 2010 and, therefore, only had limited revenues for the three months ended September 30, 2011. Approximately 70% of the remaining increase in revenues is attributed to an increase in boom truck revenues. Boom truck revenues for the three months ended September 30, 2011 were up more than 40% as compared to revenues for the three months period ended September 30, 2010. The increase in boom truck sales is largely due to strength in the energy and power distribution market segments, both domestically and in certain international markets. Although boom truck sales are up substantially, they are still depressed compared to pre-2008 levels. The balance of the increase is principally related to increases in Load King trailers.

Net revenues increased $34.7 million to $96.6 million for the nine months ended September 30, 2011 from $61.8 million for the comparable period in 2010. Of this increase $19.7 million is due to an increase in revenues at CVS, as CVS had no revenues for the six months ended June 30, 2010 (commenced operating in the third quarter 2010) and only limited revenue for the three months ended September 30, 2010 as CVS was still in a start-up mode during the third quarter of 2010. The remaining $15.0 million increase is principally attributed to increased revenues for our boom trucks. The increase in boom truck sales is largely due to strength in the energy and power distribution market segments, both domestically and in certain international markets. Although boom truck sales are up substantially, they are still depressed compared to pre-2008 levels. A substantial portion of the significant decrease in military revenues at our Liftking operation was offset by an increase in lower margin commercial business and by increased sales of Load King specialized trailers. Although military and governmental sales are lower for 2011 as compared to 2010, they are still making a significant contribution to 2011 revenues. Military and governmental sales have historically been cyclical.

Operating Income and Operating Margins

Operating income of $3.6 million for the three months ended September 30, 2011 was equivalent to 10.7% of net revenues compared to an operating income of $2.0 million for the three months ended September 30, 2010 or 8.9% of net revenues. The increase in operating income is due to an increase in gross profit of $2.1 million offset by increased operating expense of $0.5million. The increase in gross profit is due to the significant increase in revenues as the gross profit percent decreased 1.9% to 21.8% for the three months ended September 30, 2011 from 23.7% for the three months ended September 30, 2010. The decrease is largely attributed to a change in product mix, including a decrease in higher margin military and governmental sales. The aforementioned decrease in gross margin percent was partially offset by a very modest increase in the gross profit percent for our crane products and significant improvement in the gross margin percent for Load King trailers, largely the result of an increased volume. The increase in operating expense is attributed to increases in selling, general and administrative expenses in our CVS subsidiary. CVS’s selling, general and administrative are up as expected, since the CVS business was only commencing to operate in the third quarter of 2010. Selling, general and administrative expense in CVS as a percent of revenues is now consistent with our other operations.

Operating income of $9.2 million for the nine months ended September 30, 2011 was equivalent to 9.5% of net revenues compared to an operating income of $5.6 million for the nine months ended September 30, 2010 or 9.0% of net revenues. The increase in operating income is due to an increase in gross profit of $5.7 million offset by increased operating expense of $1.8 million. The increase in gross profit is due to the significant increase in revenues as the gross profit percent decreased 2.7% to 21.1% for the nine months ended September 30, 2011 from 23.8% for the nine months ended September 30, 2010. An improvement in the gross margin percent for crane products was more than offset by a decrease in the margin percent for our other products. The improvement in the gross profit percent for crane products is attributed to a change in product mix towards high capacity cranes which have a higher gross profit margin and an increase in volume. The decrease in the gross profit percent for other products is principally attributed to a decrease in higher margin military and governmental business. The increase in operating expense is principally related to operating expenses at CVS, a subsidiary that did not commence operations until the third quarter of 2010.

Equipment Distribution Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenues	$3,328	$2,649	$9,199	$4,547
Operating income (loss)	76	157	54	(112)
Operating margin	2.3%	5.9%	0.6%	(2.5)%

Net revenues – Net revenues increased $0.7 million to $3.3million for the three months ended September 30, 2011 from $2.6 million for the comparable period in 2010. Approximately half the increase relates to the sale of new equipment during the third quarter 2011. Increases in revenues from the sales of used equipment, crane service and crane rental together accounted for the remaining increase.

Net revenues increased $4.7 million to $9.2 million for the nine months ended September 30, 2011 from $4.5 million for the comparable period in 2010. Approximately 65% of the increase is related to an increase in the sale of used construction equipment. Used equipment sales are up primarily because the Distribution segment did not begin selling used equipment until June 2010. Additionally, the Distribution segment new equipment sales accounted for approximately 15% of the increase. The remaining increase is principally attributed to an increase in part sales although increases in service revenues and crane rental income also made smaller contributions to the increase.

Operating loss and Operating Margins – The Distribution segment had an operating income of $0.1 million for the three months ended September 30, 2011and $0.2 million for the three months ended September 30, 2010. The decrease in operating revenues is due a small decrease in gross profit coupled with a small increase in operating expenses. A lower gross profit percent, due to a change in product mix, caused the decrease in gross profit.

The Distribution segment had operating income of $0.1 million for the nine month periods ended September 30, 2011 and an operating loss of $(0.1) million for the nine months ended September 30, 2010. In 2010, the Distribution Equipment segment hired additional staff to fill either vacancies or to fill newly created positions. We felt that these additional hires were a necessary investment for the future. The increases in cost related to the new hires are being offset by increased revenues in 2011 and results in an increase in operating income.

Liquidity and Capital Resources

Cash and cash equivalents were $0.8 million at September 30, 2011 compared to $0.7 million at December 31, 2010. In addition, the Company has both a U.S. and Canadian revolving credit facility, with maturity dates of April 1, 2015. At September 30, 2011 the Company had approximately $2.6 million available to borrow under these credit facilities.

Additionally, CVS has agreements with six Italian banks under which CVS can borrow €0.1 million ($0.1 million) on an unsecured basis and up to an additional €2.5 million ($3.4 million) against specific orders, invoices and letters of credit. As of September 30, 2011, CVS had received advances of € 0.9 million ($1.3 million). The amount of future advances is dependent on open orders, invoices and letters of credits that exist at the time an advance is requested. The percent that the bank will advance is dependent on both the nature of documents against which they are advancing and the credit worthiness of the customer.

During the nine months ended September 30, 2011, total debt increased by $9.27 million to $43.2 million at September 30, 2011 from $34.0 million at December 31, 2010.

The following is a summary of the net increase in our indebtedness from December 31, 2010 to September 30, 2011:

Facility	Increase/ (decrease)
Revolving credit facility	$ 3.8 million
Revolving Canadian credit facility	1.4 million
Revolving credit facility – Equipment Line	0.3 million
Liftking acquisition note	(0.2) million
Badger acquisition note	(0.5) million
Installment note	1.8 million
QVM acquisition bank debt	(0.5) million
Note payable – floor plan	(0.3) million
Capital leases	(0.4) million
Note payable – Terex	(0.3) million
CVS assets acquisition note	3.0 million
Borrowing against orders, invoices, or letters of credit	1.1 million

$ 9.2 million

Outstanding borrowings

The following is a summary of our outstanding borrowings at September 30, 2011:

	Outstanding Balance	Interest Rate	Interest Paid	Principal Payment
Revolving credit facility	$19.1 million	3.25%	Monthly	n.a.
Revolving Canadian credit facility	5.6 million	5.50%	Monthly	n.a.
Revolving credit facility – Equipment Line	0.8 million	3.25%	Monthly	n.a.
Installment note	1.8 million	3.50%	Quarterly	$0.04 million monthly
Badger acquisition note	1.5 million	11.0%	Quarterly	$0.6 million each July 10
Load King acquisition note	2.5 million	8%	Quarterly	$0.5 million annually beginning Dec. 31, 2011
QVM acquisition bank debt	0.2 million	5.75%	Monthly	$0.05 million monthly
Note payable – floor plan	1.2 million	6.0%	Monthly	$0.04 monthly
Note payable – Terex	1.3 million	6.0%	Quarterly	$0.25 million March 1 ($0.15 million can be paid in stock)
Notes to Finance Insurance premium	0.1 million	3.50%	Monthly	Fixed payment including interest of approximately $0.05 million paid monthly
Capital lease – Georgetown facility	3.6 million	12%	Monthly	$0.07 million monthly payment includes interest
Capital leases – Winona facility	1.2 million	6.13%	Monthly	$0.025 million monthly payment includes interest
CVS assets acquisition note	3.0 million	4.0%	Semi-annually	$0.6
Borrowings against orders, invoices and letters of credit	1.3 million	2.45 – 3.19%	Monthly	Upon payment of invoice or letter of credit

	$43.2 million

Future availability under credit facilities

As stated above, the Company had cash of $0.8 million and approximately $2.6 million available to borrow under its credit facilities at September 30, 2011. Additionally, CVS has agreements with six Italian banks under which CVS can borrow €0.1 million ($1.1 million) on an unsecured basis and up to an additional €2.5 million ($3.4 million) against specific orders, invoices and letters of credit. As of September 30, 2011, CVS had received advances of €0.9 million ($1.3 million) from the banks. Any future advances against the Italian facilities are dependent on having available collateral.

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

2011

Operating activities consumed $4.5 million of cash for the three months ended September 30, 2011 comprised of net income of $2.5 million, non-cash items that totaled $3.8 million and changes in assets and liabilities, which consumed $10.7 million. The principal non-cash items are depreciation and amortization of $2.5 million, a decrease in deferred tax assets of $0.9 million and an increase in inventory reserves of $0.2 million.

Increases in accounts payable of $1.8 million and decrease in prepaid expenses of $0.3 million which generated cash were more than offset by the following items which consumed cash: increases in accounts receivable of $3.7 million, inventory of $8.9 million, other assets of $0.1 million and a decrease in accrued expense and other current liabilities of $0.1 million. The increases in accounts receivable, inventory and accounts payable are attributed to increased revenues.

Investing activities for the nine months ended September 30, 2011 consumed $1.7 million of cash, of which $1.6 million were used to purchase assets that were previously being rented from CVS SpA in Liquidation (see Note 19 in the financial statements). The remaining $0.1 million is the net of capital purchases of $0.4 million offset by proceeds of $0.3 million from the sales of fixed assets.

Financing activities generated $6.5 million in cash for the nine months ended September 30, 2011, which compares to the $9.7 million net increase in outstanding debt reflected on the above table. Approximately $3.0 million of the difference represents the non-cash component from the purchase of assets from CVS SpA in Liquidation. In the cash flow statement, the $3.0 million acquisition note is netted against acquired assets as there is no cash exchanged. The $0.2 million difference is an exchange rate difference that occurs as cash flows for foreign subsidiaries are calculated in local currencies and then converted to U.S. dollars. As such, the impact (in U.S. dollars) of change in exchange rates for the Canadian dollar and Euro had on outstanding debt are reflected on the cash flow statement on the line entitled “effect of exchange rate changes on cash” rather than being included in the financing activity section.

2010

Operating activities consumed $0.2 million of cash for the nine months ended September 30, 2010 comprised of net income of $1.2 million, non-cash items that totaled $2.4 million and changes in assets and liabilities, which consumed $3.8 million. The principal non-cash item is depreciation and amortization of $2.3 million.

Increases in accounts payable of $1.6 million, accrued expenses of $1.3 million and other current liabilities of $0.4 million and a decrease in prepaid expenses of $0.1 million were more than offset by increases in accounts receivable of $6.2 million, and inventory of $0.9 million. The increase in accounts payable is entirely attributed to accounts payable at our new CVS subsidiary. The increase in accrued expenses is primarily related to increases in accrued commission (the result of increased revenues), accrued property taxes (due to timing of payments), accrued payroll, accrued legal and audit as well as other accruals principally associated the new CVS operation. The increase in other current liabilities is the result of an increase in customer deposits received. The increase in accounts receivable is principally due to an increase in revenues. Approximately 60% of the increase in inventory is attributed to our new CVS subsidiary. The remaining increase in inventory is due to increased production levels.

Cash flows related to investing activities consumed $0.2 million of cash for the nine months ended September 30, 2010, as capital expenditures of $0.4 million were partially offset by proceeds of $0.2 million from the sale of equipment. Capital expenditures include approximately $0.3 million of building improvements at our newly leased facility in Bridgeview, Illinois.

Financing activities generated $0.5 million in cash for the nine months ended September 30, 2010. As funds generated from new borrowings of $3.5 million ($3.2 million from increases on the Company’s revolving term credit facilities) exceeds the repayment of debt.

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

In June 2011, the FASB issued ASU 2011-05—Presentation of Comprehensive Income (“ASU 2011-05”), requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. For public companies, ASU 2011-05 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2011, with earlier adoption permitted. The Company will adopt these standards on January 1, 2012. Because ASU 2011-05 impacts presentation only, it will not a have a material effect on the Company’s operating results or financial position. This update will, however, require the Company to change the presentation of its consolidated financial statement

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is currently accessing the impact that ASU 2011-08 will have on its results of operations or its financial position.

In September 2011, the FASB issued ASU No. 2011-09, Compensation-Retirement Benefits-Multiemployer Plans. ASU 2011-09 is intended to enhance the disclosure requirements for employers participating in multiemployer pension plans to improve transparency and increase awareness of the commitments and risks involved with participation in multiemployer plans. The new accounting guidance requires employers participating in multiemployer plans to provide additional quantitative and qualitative disclosures to provide users with more detailed information regarding an employer’s involvement in multiemployer plans. The new standard is effective for fiscal years ending after December 15, 2011. The adoption of this standard may expand our footnote disclosures but is not anticipated to have a material impact on our consolidated financial statements for the year ending December 31, 2011

Off-Balance Sheet Arrangements

On September 24, 2010, Comerica Bank issued a 1.0 million Euro standby letter in fulfillment of CVS’s obligations under the rental agreement. The standby letter of credit expires on July 31, 2012. Comerica has a security interest in substantially all the assets of the Company to support the standby letter of credit.

The Company has agreements with three Italian banks which have agreed to issue guarantees (performance bonds) to our customers for amounts in aggregate up 86 Euros ($116). At September 30, 2011, the banks had issued guarantees of 70 Euros ($95) in total.

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

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2011 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s credit agreement with Comerica Bank directly restricts the Company’s ability to declare or pay dividends without Comerica’s consent. In addition, pursuant to the Company’s credit agreement with Comerica, the Company must maintain as specified in the agreement a Debt Service ratio and Funded Debt to EBITDA ratio.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publically Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2011	—	—	—	—
August1 – August 31, 2011	—	—	—	—
September 1 – September 30, 2011	—	—	—	—

	—	—	—	—

Item 3—Defaults Upon Senior Securities

None

Item 4—(Removed and Reserved)

Item 5—Other Information

Not applicable.

Item 6—Exhibits

See the Exhibit Index set forth below for a list of exhibits included with this Quarterly Report on Form 10-Q.

Item 6—Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Loan Agreement dated November 2, 2011, between the South Dakota Board of Economic Development and Manitex Load King, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 8, 2011).

10.2	Promissory Note in the principal amount of $857,500 dated November 2, 2011, between Manitex Load King, Inc. and the South Dakota Board of Economic Development (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 8, 2011).

10.3	Mortgage – One Hundred Eighty Day Redemption dated November 2, 2011, between Manitex Load King, Inc. and the South Dakota Board of Economic Development (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 8, 2011).

10.4	Guaranty Agreement dated November 2, 2011, between the State of South Dakota Board of Economic Development and Manitex International, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed November 8, 2011).

10.5	Employment Agreement dated November 2, 2011, between the State of South Dakota Board of Economic Development and Manitex Load King, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed November 8, 2011).

10.6	Promissory Note in the principal amount of $857,500 dated November 2, 2011, between Manitex Load King, Inc. and Home Federal Bank (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed November 8, 2011).

10.7	Mortgage One Hundred Eighty Day Redemption dated November 2, 2011, between Manitex Load King, Inc. and Home Federal Bank (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed November 8, 2011).

10.8	Guaranty dated November 2, 2011, between Manitex International, Inc., Manitex Load King, Inc. and Home Federal Bank (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed November 8, 2011).

10.9	Promissory Note in the principal amount of $400,000 dated November 2, 2011, between Manitex Load King, Inc. and Home Federal Bank (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed November 8, 2011).

10.10	Security Agreement dated November 2, 2011, between Home Federal Bank and Manitex Load King, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed November 8, 2011).

31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial information from Manitex International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Income for the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010, (ii) Balance Sheets as of September 30, 2011 and December 31, 2010, (iii) Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Unaudited Interim Financial Statements.

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2011

	By:	/S/ DAVID J. LANGEVIN
David J. Langevin
Chairman and Chief Executive Officer (Principal Executive Officer)

November 14, 2011

	By:	/S/ DAVID H. GRANSEE
David H. Gransee
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)