Form 10-K
period 2011-12-31
Manitex International, Inc.
filed 2012-03-23
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Large Accelerated Filer  ☐  Accelerated Filer   ☐  Non-Accelerated Filer  ☐  Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock, no par value (“Common Stock”), held by non-affiliates of the registrant as of June 30, 2011 was approximately $46.7 million based upon the closing price for the Common Stock of $5.52 on the NASDAQ Stock Market on such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 14, 2012 was 11,681,051

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2012 Annual Meeting (the “2012 Proxy Statement”) to be filed with the Commission within 120 days after the end of the fiscal year ended December 31, 2011.

i

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

Through its Manitex Liftking subsidiary, the Company also sells a complete line of rough terrain forklifts, a line of stand-up electric forklifts, cushioned tired forklifts with lifting capacities from 18 thousand to 40 thousand pounds, and special mission oriented vehicles, as well as other specialized carriers, heavy material handling and steel mill equipment. Manitex Liftking’s rough terrain forklifts are used in both commercial and military applications. Specialty mission oriented vehicles and specialized carriers are designed and built to meet the Company’s unique customer needs and requirements. The Company’s specialized lifting equipment has met the particular needs of customers in various industries that include utility, ship building and steel mill industries.

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

On July 1, 2010, the Company’s newly formed Italian subsidiary, CVS Ferrari, srl, entered into an agreement to rent certain assets of CVS SpA, on an exclusive rental basis, while CVS SpA proceeds through the Italian bankruptcy process (concordato preventivo). CVS SpA was located near Milan, Italy and designed and manufactured a range of reach stackers and associated lifting equipment for the global container handling market, which were sold through a broad dealer network. During the third quarter 2010, CVS Ferrari, srl commenced operations and employed the rental assets in its operations. On July 1, 2011, the Company acquired the assets that were being rented and the rental agreement was terminated.

Equipment Distribution Segment

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

As a result of the Company’s decision to sell the Testing & Assembly Equipment segment, the results of this operation have been reported as a discontinued operation. Accordingly, financial information included in Item 6—Selected Financial Data has presented the Testing and Assembly Equipment segment as a discontinued operation.

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

On July 10, 2009, the Company purchased Badger, a Winona, Minnesota-based manufacturer of specialized rough terrain cranes and material handling products. The Badger product line includes: lattice cranes marketed under the Little Giant trade name, excavators and a specialized 30 ton rough terrain crane, which at the time of acquisition was a newly designed crane. This 30 ton rough terrain crane is the first in a new line of specialized high quality rough terrain cranes that the Company plans to develop and introduce. Badger primarily serves the needs of the construction, municipality, and railroad industries. The Company has an advantage over its competitors in selling to railroads as it is the only crane manufacturer that has integrated the installation of rail gear into its production process. Competitors send their cranes to a third party to have rail gear added which both increases cost and delays deliveries.

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

On July 1, 2010, the Company’s newly formed Italian subsidiary, CVS Ferrari, srl, entered into an agreement to rent certain assets of CVS SpA, on an exclusive rental basis, while CVS SpA proceeds through the Italian bankruptcy process (concordato preventivo). CVS SpA was located near Milan, Italy and designed and manufactured a range of reach stackers and associated lifting equipment for the global container handling market, which were sold through a broad dealer network. During the third quarter 2010, CVS Ferrari, srl commenced operations and employed the rental assets in its operations. On July 1, 2011, the Company acquired the assets that were being rented and the rental agreement was terminated. See Note 19 to the financial statement for the detail of the asset purchase.

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

In response to the events that occurred in late 2008 and 2009, it was determined that swift management action was necessary to ensure that operating activity was balanced with current demand levels. Management actions included headcount reductions, reduction of overtime, suspension of additional hires and merit increases, reduction in executive and salaried pay, bonus and benefits and the introduction of shortened workweeks. These actions, although difficult, were required to enable the Company to adjust to current conditions and position it to respond quickly when the market recovers.

Currently, the market for our products has stabilized and selective markets have grown, particularly the energy, and power distribution sectors domestically and in certain international markets. Our orders and revenues have shown marked improvement. We are cautiously optimistic about the future. However, there is still significant risk and uncertainty in the world markets, which could impact our future business.

Our total backlog has increased steadily since December 2009. In response, we have taken and will continue to take actions to selectively increase production capacity, including hiring additional manufacturing employees at certain of our facilities.

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

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

The following is financial information about our Lifting Equipment and Equipment Distribution segments for the years ending December 31, 2011, 2010 and 2009. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, except corporate expenses are not allocated to segments. The Company evaluates segment performance based upon operating income before corporate expenses. Amounts shown are in thousands of dollars.

(in Thousands)

	AS OF OR FOR THE YEAR ENDED DECEMBER 31,
	2011(1)(2)	2010(1)(2)	2009(1)
Revenues from continuing operations:
Lifting Equipment	$130,305	$88,736	$52,392
Equipment Distribution	11,986	7,139	3,495

Total	$142,291	$95,875	$55,887

Operating income from continuing operations:
Lifting Equipment	$11,069	$8,722	$5,420
Equipment Distribution	64	33	(79)
Corporate expense	(4,532)	(3,218)	(1,997)

Total	$6,601	$5,537	$3,344

Total assets:
Lifting Equipment	$115,211	$99,702	$89,384
Equipment Distribution	6,255	5,595	5,154
Corporate	125	220	147

Total	$121,591	$105,517	$94,685

(1)	Financial results for acquisitions are included from the date of acquisition: July 10, 2009 for Badger Equipment Company; and December 31, 2009 for the assets of Manitex Load King, Inc.
(2)	CVS Ferrari, srl was incorporated in June 2010, with an initial capitalization of 10 Euros. Financial results include the results for CVS Ferrari, srl (our Italian Subsidiary) from the date the Company was formed in June 2010. On July 1, 2010, CVS Ferrari, srl entered into an agreement to rent on an exclusive basis certain assets of CVS SpA, while CVS SpA proceeds through the Italian bankruptcy process (concordato preventivo). CVS Ferrari, srl commenced operations in the third quarter of 2010 utilizing the rented assets to manufacture reach stackers and associated lifting equipment for the global container handling market. On July 1, 2011, the Company acquired the assets that were being rented and the rental agreement was terminated.

Lifting Equipment Segment

Boom Trucks

A boom truck is a straight telescopic boom crane outfitted with a hook and winch which is mounted on a standard flatbed commercial (Class 7 or 8) truck chassis. Relative to other lifting equipment, boom trucks provide increased versatility and are capable of transporting relatively large payloads from site to site at highway speeds. A boom truck is usually sold with outriggers, pads and devices for reinforcing the chassis in order to improve safety and stability. Although produced in a wide range of models and sizes, boom trucks can be broadly distinguished by their normal lifting capability as light, medium, and heavy-cranes. Various models of medium or heavy-lift boom trucks can safely lift loads from 15 to 50 tons and operating radii can exceed 200 feet.

Another advantage of the boom truck is the ability to provide occasional man lift capabilities at a very low cost to height ratio. While it is not uncommon to see a very old boom truck, most replacement cycles seem to trend to seven years.

The Company sells its boom trucks through a network of over forty full service dealers in the United States, Canada, Mexico, South America, the Middle East and Russia. A number of our dealers maintain a rental fleet of their own. Boom trucks can be rented for either short or long-term periods.

The market for boom trucks has historically been cyclical. Sales of boom trucks grew from 1992, to a peak, in 1998. Since then, the market has experienced periods of declines and recovery. Between 1992 and 2008, unit sales were the lowest in 2003. It is estimated that sales in 2003 were approximately half of what they were at the peak of the market.

In 2008, the market for boom trucks was softening even before the financial crisis that started in September 2008 began. After September 2008, the demand for boom trucks was dramatically reduced as the United States and world financial markets came under unprecedented stress. In 2008, our boom truck shipments decreased by approximately 10%. The Company believes that its percent decrease was substantially below the decline the industry had as a whole. We believe two factors account for this variation. The lower capacity boom truck segment, where our market share is the smallest, is the segment which is most susceptible when economic conditions deteriorate. Secondly, the Company sold boom trucks with lifting capacity that exceeded our competitors, which are used for specific applications primarily in the oil and gas production. The Company continued to see strong demand for our high lifting capacity boom truck during much of 2008.

In 2009, the boom truck industry felt the full effect of financial crisis. As a result, sales of boom truck declined to levels below those seen in earlier recessions. In 2009, the Company boom truck shipments declined by approximately 50%, which we believe parallels the industry decline in 2009.

In 2010, the Company believes that total industry boom truck units sales did not change significantly from the prior year. There was, however, a modest increase in unit sales of boom trucks with higher lifting capacity and correspondingly higher selling prices. The higher capacity lifting segment is the market segment where Manitex has its largest market share. The Company revenues for boom trucks increased approximately 8.5% in 2010, while our unit shipments declined by approximately 17%. A change in product mix (to higher lifting capacity boom trucks) accounts for the increase in 2010 revenues while unit sales decreased.

In 2011, the overall market for boom trucks strengthened considerably. It was, however, still considerably below previous market peaks. In 2011, the Company unit sales increased approximately 60%. The Company believes its 2011 percent unit sales growth is lower than the overall industry growth in 2011. Much of the industry’s unit sales growth occurred in the lower lifting capacity boom truck segment, a market segment where we traditionally have our lowest market share.

Although the Company offers a complete line of boom trucks from light to heavy capacity cranes much of our efforts have been devoted to the development of higher capacity boom trucks specifically designed to meet the particular needs of customers including those in energy production and power distribution. We believe it is an advantage to be skewed towards the heavier lifting capacity, since the heavier capacity cranes have somewhat higher margins.

Markets that drive demand for boom trucks include power distribution, oil and gas recovery, infrastructure and new home construction. The new home construction market, which uses lower capacity cranes, is probably the most cyclical and is where our market share is the lowest. We believe that oil and gas extraction and power distribution, offer the best chance for long-term growth and are markets where the Manitex subsidiary’s products are well represented.

Sign Cranes

A sign crane is similar to a boom truck in that it is a straight telescopic boom crane mounted on a commercially available chassis, but has a man-basket attached to the end of the boom. Three companies control the large majority of the business and each possesses several hundred units in its fleet. Sales to any of these three customers are performed on a direct basis and not through a dealer network. Currently, the Company has no contracts to supply sign cranes to any of these three companies. Instead, the Company offers its sign cranes through a network of dealers who sell to family run and smaller sized businesses.

The market for sign cranes is small and has been depressed the last several years as both large and small customers have been deferring the purchase of sign cranes. The Company expects the market for sign cranes to gradually improve if general economic conditions continue on a positive trajectory. The company has not generated significant revenues from the sale of sign cranes in the last 3 years. Even, if the Company were to obtain a contract to supply sign cranes to one of the three large customers, it would still only have a modest impact on our future revenues.

Rough Terrain Cranes

Our subsidiary, Badger, sells specialized rough terrain cranes through a network of dealers. The Badger product line includes lattice cranes with 20 to 30 ton lifting capacity marketed under the Little Giant trade name, and a specialized 30 ton rough terrain crane designed in 2009 and sold under the Badger name. The 30 ton rough terrain crane launched in 2009 is the first in a new line of specialized high quality rough terrain cranes that the Company plans to develop and introduce.

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

The 30 ton rough terrain crane, which is sold under the Badger name, is available with or without rail gear. The 30 ton Badger crane has been purchased by several railroads and by two leasing companies that primarily service railroads. Badger continues to work on broadening the market for the crane to include non-railroad applications. The Company’s effort to broaden its customer base has been hampered by weak demand from several potential customer bases due to general economic conditions. Nevertheless, Badger has been successful in selling a small number of cranes which are being used in non-railroad applications. Our efforts to expand the customer base are continuing and expect that in the future significant revenues from non-railroad customers can be generated. These revenues are expected to come from states, municipalities, mining and oil refineries.

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

Manitex Liftking forklifts include four rough terrain forklifts, in several configurations, which are sold under the Noble trade name. The Noble product line was originally designed and marketed by Caterpillar in 1983 and subsequently sold through Eagle Pitcher’s dealers. Noble has a reputation for providing durable, innovative and high quality products, and as a result, the Noble product has benefited from very strong distribution, and has a large installed base giving rise to a healthy after-market parts business. The Noble rough terrain forklifts are currently distributed through the Caterpillar dealer network.

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

Container Handling Equipment

The Company through its Italian subsidiary, CVS Ferrari, srl (“CVS”) manufactures a range of container handling equipment to serve ports and inter-modal customers on a worldwide basis.

During the third quarter of 2010, CVS Ferrari, srl began operation using manufacturing equipment and intangible assets rented from CVS SpA (the “Predecessor Company”) under a rental agreement approved by the Italian court in July 2010. The Predecessor Company sought Italian bankruptcy protection (concordato preventivo) in early 2010 after having ceased operation in late 2009 and terminating all of its employees. The assets that were being rented from the Predecessor Company were purchased on July 1, 2011 and the rental agreement was terminated. See Note 19 to the financial statements for details.

When CVS began operating in the third quarter 2010 it was a startup operation that had no employees. CVS hired a general manager and commenced hiring staff, and conducting startup activities including installing systems, obtaining insurance, establishing a supplier base and establishing banking relationships, etc. The startup phase was heavily supported by corporate management. Additionally, former customers were contacted to see if they would assign any of their unfilled orders with the Predecessor Company to CVS. Under the rental agreement, CVS was permitted to purchase inventory it needed for its future production from the Predecessor Company but was not required to do so. Management made the decision that it would concentrate its efforts on manufacturing reach stackers and providing part support for all products previously sold by the Predecessor Company.

CVS purchased all the rights and designs to manufacture all the products previously manufactured by the Predecessor Company including reach stackers, empty container handlers, forklift, straddle carriers, and tractors. Although CVS initially concentrated on reach stackers, it expects to reintroduce other products in the future. In 2011, CVS sold a limited number of tractors, but currently has a significant order for tractors to be delivered in 2012.

Historically, a slight majority of the Predecessor Company’s sales were to Italy and other European countries. The Predecessor Company also had a market presence in Africa, South America, the Middle East and the Far East. Historically, the Predecessor Company has had no significant penetration into the North American market. Now that CVS is owned by a U.S. based company, it will actively solicit business in North America. The Company recently announced an order, valued at $1.9 million, including options for future deliveries, from the Canadian military for CVS reach stackers. This order represents the first sale to North America for CVS. In its traditional markets, CVS competes with several other companies, including three companies that are significantly larger than CVS. In attempting to enter the North American market, CVS will be faced with competition from these competitors and also domestic manufacturers.

The Container handling market is a somewhat cyclical market, which depends in part on general economic conditions but also on the timing of major port construction projects. The financial crisis that began in the later part of 2008 caused a decline in demand for container handling equipment in 2009. The decrease in demand was not nearly as steep as it was for most other types of equipment. The decline was tempered as there are long lead times for major deliveries and a lot of orders for 2009 production had been place when the crisis began. Additionally, a significant portion of the funding for purchases comes from governments or governmental agencies, which may be less sensitive to general economic conditions. We believe that demand in markets that CVS traditionally serves did not change significantly between 2009 and 2010. We believe that total market demand increased modestly in 2011, but was still below 2008 levels.

Part Sales

The Lifting Equipment segment supplies repair and replacement parts for all of its products. The parts business margins are higher than our overall margins and accounts for approximately 15% of our revenues in typical year. Part sales as a percentage of revenues tend to increase when there is a down-turn in the industry. Part sales as a percentage of revenues is approximately 19% and 20% for the year ended December 31, 2011 and 2010, respectively.

Equipment Distribution Segment

The Company established its Equipment Distribution segment in October of 2008 with the acquisition of substantially all the assets of Crane. The Equipment Distribution segment located in Bridgeview, Illinois is a distributor of Terex rough terrain and truck cranes, Fuchs material handlers, and Manitex boom trucks and sky cranes. The Equipment Distribution segment sells its products predominately to end users, including the rental market. Its products are used primarily for infrastructure development and commercial construction, and applications include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance. The Equipment Distribution segment supplies repair parts for a wide variety of medium to heavy duty construction equipment and sells both domestically and internationally. The segment also provides repair services in the Chicago area.

In the second quarter of 2010, we expanded our Equipment Distribution segment by creating a new division, North American Equipment Exchange, (“NAEE”) to market previously-owned construction and heavy equipment, domestically and internationally. This division provides a wide range of used lifting and construction equipment of various ages and condition, and the Company has the capability to refurbish the equipment to the customers’ specification

Revenues attributable to the Company’s Equipment Distribution segment were less than 10% of the Company’s total revenues for fiscal years 2011, 2010 and 2009.

Total Company Revenues by Sources

The sources of the Company’s revenues are summarized below:

	2011	2010	2009
Boom trucks	35%	31%	49%
Sign cranes	—	1%	2%
Container handling equipment	17%	7%	—
Rough terrain forklifts	8%	6%	9%
Military forklifts	4%	18%	6%
Rough terrain & truck cranes	6%	9%	6%
Specialized trailers	6%	5%	—
Used Construction Equipment	5%	3%	—
Part sales	19%	20%	28%

Total Revenue	100%	100%	100%

In 2011, no customer accounted for more than 10% of the Company’s revenue. In 2010, one customer, Canadian Commercial Corp., accounted for 11% of the Company’s revenue. In 2009, no customers accounted for 10% or greater of the Company’s revenue.

Raw Materials

The Company both purchases and fabricates components used in production. Our Manitex subsidiary fabricates cranes which are mounted on truck chassis, which are either purchased by the Company or supplied by the customer. The Company purchases steel and a variety of machined parts and subassemblies including weldments, cylinders, winches, and cables. Manitex Liftking builds rough terrain forklifts, and other specialized carriers. Manitex Liftking fabricates some of their cylinders, and masts using quality steel and proprietary technology. Manitex Liftking purchases engines, transmissions, axles, tire, rims, most of its frames and many of the cylinders and masts that are used. Badger historically fabricated its frames and booms, but purchases engines, transmissions, axles, tires, rims and other components. Recently, Badger has been outsourcing much of its requirements for frames. Manitex Load King mainly purchases materials including steel, axles, suspensions, tires, wheels and other engineered components. CVS principally purchases components used in production. CVS purchases frames, booms, engines, transmissions, axles, tire, rims, cylinders, masts, and electronic components.

Lead times for our components vary from several weeks to many months. The Company is vulnerable to an interruption of supply in instances when only one supplier has been qualified and qualification and supply source changes can exceed a year. The Company has been working on qualifying secondary sources to assure supply and to reduce costs. The degree to which our supply base can respond to changes in market demand directly affects our ability to increase production and the Company attempts to maintain some additional inventory in order to react to unexpected increases in demand. In 2010 and 2009, there were no significant shortages of raw materials that adversely affected production. In 2011, our production of boom trucks was at times constrained by a shortage of chassis and to a lesser degree the availability of cylinders, high density steel and other component parts. Delivery of chassis started to improve in the fourth quarter of 2011. In 2012, the Company expects that supply chain issues will improve but to still be somewhat of an issue. The impact that potential supply chain issues will have is in part dependent on how fast the demand for boom trucks increases and the rate of growth in the general economy. Strong general economic growth could put us in competition for parts with other industries.

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

The Company owns and uses several trademarks relating to its brands that have significant value and are instrumental to the Company’s ability to market its products. The Company’s most significant trademarks are its mark “Manitex” (presently registered with the United States Patent and Trademark Office until 2017), and its mark “LIFTKING” (presently registered with the Canadian Intellectual Property Office until 2015). The Company’s subsidiary, Manitex Load King sells its products using the trademarks Load King (presently registered with the United States Patent and Trademark Office until 2018) and also utilizes the trademark Power Fold (presently registered with the United States Patent and Trademark Office until 2018). Badger Equipment Company markets its products under the “Little Giant” and Badger trade names. The Manitex, LiftKing, Badger, Little Giant and Load King trademarks and trade names are critically important to the marketing and operation of the Company’s business, as a significant number of our products are sold under those names. The use of the trade name “Noble” is also important to the Company’s business. Although the Company does not own the Noble trade name, it has the right to use the Noble name in connection with its rough terrain forklift product line.

Seasonality

Traditionally, the Company’s peak selling periods for cranes and commercial rough terrain forklifts are in the first half of a calendar year as a result of the need to have new equipment available for the spring, summer and fall construction seasons. Seasonality is reduced when the industry is operating at or near full capacity as it did in 2006 and 2007. The financial crisis that began in 2008 dramatically depressed demand for our crane products and commercial rough terrain forklifts used in commercial construction and home building, the market areas subject to the greatest seasonality. As such, our business has not been subject to normal seasonality in recent years.

A significant portion of cranes sold over the last several years have been deployed in specialized industries or applications, such as oil and gas production, power distribution and in the railroad industry. Sales in these market segments are subject to significant fluctuations which correlate more with general economic conditions and the prices of commodities including oil and generally are not of seasonal nature.

The Lifting Equipment segment’s military, special mission oriented vehicles and specialized carriers business is dependent on the receipt of customers’ orders. The timing of customer orders can be expected to result in fluctuations in revenues from period to period. The expected fluctuations, however, are not of a seasonal nature. The Lifting Equipment segment’s container handling product line is also subject to fluctuations due to in part the timing of contract awards related to major port projects. Again, this fluctuation is not necessarily of a seasonal nature.

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

Competition

Lifting Equipment Segment

The market for the Company’s boom trucks and sky cranes, commercial rough terrain forklifts, container handling equipment and trailers is highly competitive. The Company competes based on product design, quality of products and services, product performance, maintenance costs and price. Several competitors have greater financial, marketing, manufacturing and distribution resources than we do. The Company believes that it effectively competes with its competitors

Military forklifts, special mission oriented vehicles and specialized carriers are highly engineered products and, therefore, only face limited competition. The Company’s rough terrain cranes serve smaller niche markets and, therefore, also have less competition.

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

Backlog

The backlog at December 31, 2011 was approximately $83.7 million, compared to a backlog of approximately $39.9 million at December 31, 2010. The Company expects to ship product to fulfill its existing backlog within the next twelve months.

Research and Development

The Company spent $1.6 million, $1.2 million and $0.8 million on company-sponsored research and development activities for 2011, 2010 and 2009, respectively.

Geographic Information

The information regarding revenue, the basis for attributing revenue from external customers to individual countries, and long-lived assets is found in “Note 18. Segment Information” to our consolidated financial statements, is hereby incorporated by reference into this Part I, Item 1.

Employees

As of December 31, 2011, the Company had 344 full time employees. The Company has not experienced any work stoppages and anticipates continued good employee relations. Seventy of our employees are covered by collective bargaining agreements. Twenty-five of our employees at our Badger subsidiary are represented by International Union, UAW and its local No. 316. The current union contract expires on January 21, 2014. Three employees are currently represented by Automobile Mechanics’ Local 701. The union contract expired on October 1, 2011. The Company and the union are in the process of negotiating a new contract. The employees represented by the Automobile Mechanics’ Local 701 are mechanics that work in our Equipment Distribution segment. A number of our Equipment Distribution segment’s customers in the Chicago metropolitan area mandate union mechanics usage for any service / repair jobs. Forty-two employees at Manitex Load King are represented by United Electrical Radio and Machine Workers of America, Local 1187. The current union contract expires on February 5, 2013.

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

Significant deterioration in economic conditions, especially in the United States and Europe, has had and may again have negative effects on the Company’s results of operations and cash flows

Significant deterioration in economic conditions, especially in the United States and Europe, has had and may again have negative effects on the Company’s results of operations and cash flows. Economic conditions affect the Company’s sales volumes, pricing levels and overall profitability. Demand for many of the Company’s products depends on end-use markets. Challenging economic conditions may reduce demand for our products and may also impair the ability of customers to pay for products they have purchased. As a result, the Company’s reserves for doubtful accounts and write-offs for accounts receivable may increase.

A significant deterioration in economic conditions has caused and may again cause a deterioration in the credit quality of our customers and the estimated residual value of our equipment. This could further negatively impact the ability of our customers to obtain the resources they need to make purchases of our equipment. Reduced credit availability will diminish our customers’ ability to invest in their businesses, refinance maturing debt obligations, and meet ongoing working capital needs. If customers do not have sufficient access to credit, demand for the Company’s products will likely decline. Reduced access to credit and the capital markets will also negatively affect the Company’s ability to invest in strategic growth initiatives such as acquisitions.

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

Price increases in materials could affect our profitability.

We use large amounts of steel and other items in the manufacture of our products. In the past, market prices of some of our key raw materials increased significantly. If we experience future significant increases in material costs including steel, we may not be able to reduce product cost in other areas or pass future raw material price increases on to our customers, our margins could be adversely affected.

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

As of December 31, 2011, the Company’s total debt was $42.2 million, which includes: revolving term credit facilities, notes payable, and capital lease obligations.

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

Historically, prices of oil and natural gas and exploration, development and production have fluctuated substantially. A sustained period of substantially reduced capital expenditures by oil and gas companies will result in decreased demand for certain equipment produced by the Company, lower margins, and possibly net losses.

The Company may face limitations on its ability to integrate acquired businesses.

The Company has completed seven acquisitions since 2006. The successful integration of new businesses depends on the Company’s ability to manage these new businesses and cut excess costs. While the Company believes it has successfully integrated these acquisitions to date, the Company cannot ensure that these acquired companies will operate profitably or that the intended beneficial effect from these acquisitions will be realized.

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

The Company relies on key management.

The Company relies on the management and leadership skills of David Langevin, Chairman and Chief Executive Officer. When Mr. Langevin joined the Company, he signed a three year employment agreement with the Company which expired on December 31, 2008. Mr. Langevin’s employment agreement has been extended and now expires on March 31, 2015. Under the employment agreement, Mr. Langevin’s employment term automatically extends for successive periods of one year unless either the Company or Mr. Langevin gives written notice to the other party of non-renewal at least 90 days prior to the end of the then current employment term. The loss of his services could have a significant and negative impact on the Company’s business. In addition, the Company relies on the management and leadership skills of other senior executives. Some of these executives do not have employment or non-compete agreements with the Company. The Company could be harmed by the loss of key personnel in the future.

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

The Company’s principal shareholders, executive officers and directors beneficially own, in the aggregate, approximately 25% of the Company’s common stock as of March 15, 2012. As a result, these shareholders, acting together, will be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations, sales and purchases of assets. They also could dictate the management of the Company’s business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent you from receiving a premium in such a transaction.

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

In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been brought against companies. If a securities class action suit is filed against us, whether or not meritorious, we would incur substantial legal fees and our management’s attention and resources would be diverted from operating our business in order to respond to the litigation.

Future sales of the Company’s common stock by existing shareholders in the public market, or the possibility or perception of such sales, could depress the Company’s stock price.

Sales of a large number of shares of the Company’s common stock, or the availability of a large number of shares for sale, could adversely affect the market price of the Company’s common stock and could impair the Company’s ability to raise funds in additional stock offerings. Approximately 11,681,051 of the Company’s shares are eligible for sale in the public market, approximately 2,149,617 of which are subject to applicable volume limitations and other restrictions set forth in Rule 144 under the Securities Act.

Provisions of the Michigan Business Corporation Act and the Company’s Articles of Incorporation, Amended and Restated Bylaws, and Rights Agreement may discourage or prevent a takeover of the Company.

Provisions of the Company’s Articles of Incorporation and Amended and Restated Bylaws, Michigan law, and the Rights Agreement, dated October 17, 2008, between the Company and Broadridge Corporate Issuer Solution, Inc., as rights agent, could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial to you. These provisions could discourage potential takeover attempts and could adversely affect the market price of the Company’s shares. Because of these provisions, you might not be able to receive a premium on your investment. These provisions:

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

The Company’s executive offices are located at 9725 Industrial Drive, Bridgeview, Illinois 60455. The Company has six principal operating plants. The Company builds boom trucks, and sign cranes in its 188,000 sq. ft. leased facility located in Georgetown, Texas. The Company builds rough terrain forklifts and special mission oriented vehicles, as well as other specialized carriers in its 85,000 sq. ft. leased facility located in Woodbridge, Ontario. The Company builds specialized rough terrain cranes and material handling product in its 170,000 sq. ft. leased facility located in Winona, Minnesota. The Company builds its specialized highly engineered trailers in its 106,000 sq. ft. owned facility in Elk Point, South Dakota. The Company builds reach stackers and container handling equipment in its 103,000 sq. ft leased facility in Cadeo, Italy. The Company operates its crane distribution business and North American Equipment Exchange in its 39,000 sq. ft. leased facility located in Bridgeview, Illinois. The Company’s executive offices are also located in this facility.

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

The Company is involved in various legal proceedings, including product liability and workers’ compensation matters which have arisen in the normal course of operations. The Company has product liability insurance with self insurance retention that ranges from fifty thousand to $1 million. Until 2012, all worker compensation claims were fully insured. Beginning in 2012, the Company has a $250 thousand per claim deductible on worker compensation claims and $1.0 million aggregate. Certain cases are at a preliminary stage, and it is not possible to estimate the amount or timing of any cost to the Company. However, the Company does not believe that these contingencies, in the aggregate, will have a material adverse effect on the Company. When it is probable that a loss has been incurred and possible to make a reasonable estimate of the Company’s liability with respect to such matters, a provision is recorded for the amount of such estimate or the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

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

On May 5, 2011, the Company entered into two (2) separate Settlement Agreements with the two (2) Plaintiffs in the underlying product liability lawsuits. Pursuant to these agreements, if the Court’s decision in the Declaratory Judgment action is affirmed, , the Plaintiffs will have the opportunity to pursue their recovery solely and exclusively against either or both of the liability insurance carriers, and the Company itself shall have no liability to the Plaintiffs. If, after all appeals in the Declaratory Judgment action, it is determined that there was no duty on the part of the liability insurance carriers to defend the Company, the Company will be liable to the Plaintiffs in the total amount of $1.9 million, payable in equal annual installments over a period of twenty (20) years without interest, beginning at the conclusion of the Declaratory Judgment action.

On February 21, 2012, the Company was informed that the Fifth Circuit Court of Appeals reversed the District Court’s decision and determined that the insurance companies did not have an obligation to defend these two product liability suits. The Company has filed a Petition for Panel Rehearing pursuant to Rule 40 of the Federal Rules of Appellate Procedure to the Fifth Circuit Court of Appeals. If this petition is denied, or the Court determines that its decision was correct, the Company will become liable to the Plaintiffs for the annual payments described above.

As a result of the recent Fifth Circuit appeals court ruling, the Company concluded that it should recognize the liability under the May 5, 2011 settlement agreements and record a charge to income for this liability in 2011. In accordance with current accounting guidance, a liability was recorded for approximately $1.1 million, which represents the present value of future payments discounted at a market rate of return. The Company is not aware of any other similar potential liabilities at the present time and has secured insurance coverage to explicitly cover such future instances, mitigating future business risk. See Note 24.

ITEM 4.	MINING SAFETY DISCLOSURES

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Company’s Common Stock

The Company’s common stock is listed on The NASDAQ Capital Market trading under the symbol MNTX. The following table sets forth the high and low sales prices of the common stock for the fiscal periods indicated, as reported on The NASDAQ Capital Market.

Price Range of Common Stock

2011	High	Low
First Quarter	$6.50	$3.81
Second Quarter	6.76	4.71
Third Quarter	5.55	3.43
Fourth Quarter	$4.95	$3.35

2010	High	Low
First Quarter	$3.01	$1.90
Second Quarter	2.76	1.79
Third Quarter	2.55	1.61
Fourth Quarter	$3.98	$2.35

Number of Common Stockholders

As of March 13, 2012, there were 42 record holders of the Company’s common stock.

Dividends

During the fiscal years ended December 31, 2011, 2010 and 2009, the Company did not declare or pay any cash dividends on its common stock and the Company does not intend to pay any cash dividends in the foreseeable future. Furthermore, the terms of our credit facility do not allow us to declare or pay dividends without the prior written consent of the lender.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities during the quarter ended December 31, 2011:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs
October 1 through October 31, 2011	—	—	—	—
November 1 through November 30, 2011	—	—	—	—
December 1 through December 31, 2011	—	—	—	—

Total	—	—	—	—

ITEM 6.	SELECTED FINANCIAL DATA

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

CVS Ferrari, srl (“CVS”) was incorporated in June 2010, with an initial capitalization of 10 Euros. Financial results include the results for CVS Ferrari, srl (our Italian Subsidiary) from the date the Company was formed in June 2010. On July 1, 2010, CVS Ferrari, srl entered into an agreement to rent on an exclusive basis certain assets of CVS SpA, while CVS SpA proceeds through the Italian bankruptcy process (concordato preventivo). CVS Ferrari, srl commenced operations in the third quarter of 2010 utilizing the rented assets to manufacture reach stackers and associated lifting equipment for the global container handling market. The assets that were being rented from the Predecessor Company were purchased on July 1, 2011 and the rental agreement was terminated.

Against the background of the operating losses generated in recent history by the Testing & Assembly Equipment segment operations based at Wixom, Michigan, the Company conducted a strategic review of these operations. On March 29, 2007, our Board of Directors approved a plan to sell our Testing & Assembly Equipment segment’s operating assets including its inventory, machinery, equipments and patents. As a result, our Testing & Assembly Equipment segment has been accounted for as a discontinued operation starting with the first quarter of 2007 until its disposition. On July 5, 2007, the Company entered into an Asset Purchase Agreement with EuroMaint Industry, Inc., a Delaware corporation (“EuroMaint”). Under the terms of the Asset Purchase Agreement, the Company agreed to sell and EuroMaint agreed to purchase certain assets of the Company used in connection with the Company’s diesel engine testing equipment business. EuroMaint also assumed and agreed to pay, perform and discharge when due certain obligations of the Company arising in connection with the operation of the Company’s diesel engine testing equipment business. In addition to the assumption of those certain assumed liabilities, EuroMaint agreed to pay to the Company the aggregate purchase price of $1.1 million. This transaction was completed on August 1, 2007. As of August 31, 2007, all operations of the Company’s Testing & Assembly Equipment segment had ceased. The Testing & Assembly Equipment segment operated from a leased facility. The lease termination date for this facility was August 31, 2007. The below financial data for the years 2007 to 2008 present the former Testing & Assembly Equipment segment as a discontinued operation.

(In 000’s except share information)

	2011	2010	2009	2008 (1)	2007 (1)
Continuing operations:
Revenues	$142,291	$95,875	$55,887	$106,341	$106,946
Operating income from continuing operations	6,601	5,537	3,344	3,408	6,353
Income from continuing operations before income taxes	4,213	3,135	1,542	1,392	2,289
Provision (benefit) for taxes on income	1,433	1,026	(2,097)	(407)	163
Net income from continuing operations	2,780	2,109	3,639	1,799	2,126
Discontinued operations:
Income (loss) from discontinued operations, net	—	—	—	199	(1,122)
Gain (loss) on sale or closure of discontinued operations, net of income tax	—	—	—	200	(48)
Net income	$2,780	$2,109	$3,639	$2,198	$956
Basic earnings (loss) per share:
Income from continuing operations	$0.24	$0.19	$0.33	$0.18	$0.25
Income (loss) from discontinued operations, net of income taxes	$—	$—	$—	$0.02	$(0.13)
Gain (loss) on sales or closure of discontinued operations, net of income taxes	$—	$—	$—	$0.02	$(0.01)
Net income	$0.24	$0.19	$0.33	$0.22	$0.11
Diluted income (loss) per share:
Income from continuing operations	$0.24	$0.19	$0.33	$0.17	$0.23
Income (loss) from discontinued operations, net of income taxes	$—	$—	$—	$0.02	$(0.12)
Gain (loss) on sales or closure of discontinued operations, net of income taxes	$—	$—	$—	$0.02	$(0.01)
Net incomes	$0.24	$0.19	$0.33	$0.21	$0.10
Shares used to calculate earnings per share:
Basic	11,441,914	11,362,361	10,957,646	10,071,585	8,557,095
Diluted	11,548,158	11,380,966	10,965,444	10,375,062	9,214,407
Total assets:
Continuing operations	$121,591	$105,517	$94,685	$86,228	$80,003
Discontinued operations	—	—	—	—	172
Total assets	$121,591	$105,517	$94,685	$86,228	$80,175
Total debt:
Continuing operations	$42,227	$34,019	$33,511	$28,061	$24,994
Discontinued operations	—	—	—	—	—
Total debt	$42,227	$34,019	$33,511	$28,061	$24,994
Total shareholders’ equity	$46,794	$43,274	$40,428	$35,014	$30,686

(1)	The financial data for the years 2007 to 2008 presents the former Testing & Assembly Equipment segment as a discontinued operation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The risks, described in our Annual Report on Form 10-K, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. We do not undertake, and expressly disclaim, any obligation to update this forward-looking information, except as required under applicable law.

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

CVS Ferrari, srl was incorporated in June 2010, with an initial capitalization of 10 Euros. Financial results include the results for CVS Ferrari, srl (our Italian Subsidiary) from the date the Company was formed in June 2010. On July 1, 2010, CVS Ferrari, srl entered into an agreement to rent on an exclusive basis certain assets of CVS SpA, while CVS SpA proceeds through the Italian bankruptcy process (concordato preventivo). CVS Ferrari, srl commenced operations in the third quarter of 2010 utilizing the rented assets to manufacture reach stackers and associated lifting equipment for the global container handling market. The assets that were being rented from the Predecessor Company were purchased on July 1, 2011 and the rental agreement was terminated.

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

Summary of Recent Acquisitions

On July 10, 2009, the Company completed the acquisition of the outstanding capital stock of Badger pursuant to a Stock Purchase Agreement (the “Purchase Agreement”) with Avis Industrial Corporation, an Indiana corporation (the “Seller”). The aggregate purchase price for the capital stock of Badger, as set forth in the Purchase Agreement, consisted of: (1) a promissory note of the Company in favor of Seller in the principal amount of $2.75 million, (2) 300,000 shares of the Company’s common stock and (3) $0.04 million in cash. See note 19 to the Company’s consolidated financial statements for additional information regarding the valuation of the consideration paid.

On December 31, 2009, our subsidiary, Manitex Load King, Inc., acquired the operating assets of Load King Trailers pursuant to a purchase agreement (the “Load King Purchase Agreement”) with Genie Industries, Inc. (“Genie”), a subsidiary of Terex Corporation. The acquired assets consisted of substantially all of Genie’s Elk Point, South Dakota, operating assets and business operations, including the manufacturing facilities and offices located in Elk Point, South Dakota, and certain liabilities relating to its Load King specialized low-bed, heavy-haul, bottom-dump and platform trailer manufacturing business. The consideration for the purchase of the Load King assets consisted of: $0.1 million of cash, and the Company’s promissory note for $2.75 million. At the closing, the Company also issued a $0.25 million promissory note to ensure the delivery to the seller of 130,890 shares of the Company’s common stock, as partial consideration under the Load King Purchase Agreement. On January 6, 2010, the Company issued to Terex 130,890 shares of its common stock in satisfaction of such promissory note. See note 19 to the Company’s consolidated financial statements for additional information regarding the valuation of the consideration paid.

On July 1, 2011, CVS Ferrari, Srl purchased the intangible assets and the machinery and equipment that CVS had previously rented from CVS SpA in Liquidation (the “Seller”) pursuant to a purchase agreement (“Purchase Agreement”) with the Seller dated June 29, 2011. Additionally on June 29, 2011, CVS entered into a second agreement which also closed on June 29, 2011 with Cabletronic, Srl (“Cabletronic Agreement”) to acquire software and electronic know-how that is used in the products manufactured by CVS. Finally, CVS Ferrari assumed certain liabilities. The aggregate purchase price was $4.9 million which consisted of (1) a cash payment of $0.9 million, (2) promissory notes totaling $3.3 million and (3) assumption of liabilities of $0.7 million. See note 19 to the Company’s consolidated financial statements for additional information regarding the valuation of the consideration paid.

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

In response to the events that occurred in late 2008 and 2009, it was determined that swift management action was necessary to ensure that operating activity was balanced with current demand levels. Management actions included headcount reductions, reduction of overtime, suspension of additional hires and merit increases, reduction in executive and salaried pay, bonus and benefits and the introduction of shortened workweeks. These actions, although difficult, were required to enable the Company to adjust to current conditions and position it to respond quickly when the market recovers.

Currently, the market for our products has stabilized and selective markets have grown, particularly the energy, and power distribution sectors domestically and in certain international markets. Our orders and revenues have shown marked improvement. We are cautiously optimistic about the future. However, there is still significant risk and uncertainty in the world markets, which could impact our future business.

Our total backlog has increased steadily since December 2009. In response, we have taken and will continue to take actions to selectively increase production capacity, including hiring additional manufacturing employees at certain of our facilities.

Factors Affecting Revenues and Gross Profit

The Company derives most of its revenue from purchase orders from dealers and distributors. The demand for the Company’s products depends upon the general economic conditions of the markets in which the Company competes. The Company’s sales depend in part upon its customers’ replacement or repair cycles. Adverse economic conditions, including a decrease in commodity prices, may cause customers to forego or postpone new purchases in favor of repairing existing machinery. Additionally, our Manitex Liftking subsidiary revenues are impacted by the timing of orders received for military forklifts and residential housing starts. CVS revenues are impacted in part by the timing of contract awards related to major port projects.

Gross profit varies from period to period. Factors that affect gross profit include product mix, production levels and cost of raw materials. Margins tend to increase when production is skewed towards larger capacity cranes, special mission oriented vehicles, specialized carriers and heavy material transporters.

The following table sets forth certain financial data for the three years ended December 31, 2011, 2010, and 2009:

Results of Consolidated Operations

MANITEX INTERNATIONAL, INC.

(Thousands of Dollars, except share data)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Net revenues	$142,291	$95,875	$55,887
Cost of sales	113,041	72,541	44,730

Gross profit	29,250	23,334	11,157
Operating expenses
Research and development costs	1,571	1,173	836
Restructuring expenses	69	176	255
Selling, general and administrative expense	19,826	16,448	10,537
Legal settlement (at net present value)	1,183	—	—
Gain on bargain purchase	—	—	(3,815)

Total operating expenses	22,649	17,797	7,813

Operating income	6,601	5,537	3,344
Other income (expense)
Interest expense	(2,540)	(2,450)	(1,864)
Foreign currency transaction gains (loss)	49	(65)	59
Other income (expense)	103	113	3

Total other expense	(2,388)	(2,402)	(1,802)

Income before income taxes	4,213	3,135	1,542
Provision (benefit) for taxes on income	1,433	1,026	(2,097)

Net income	$2,780	$2,109	$3,639

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Financial results include the results for CVS Ferrari, srl (our Italian Subsidiary) from the date the Company was formed in June 2010. In the third quarter of 2010 using assets rented under a rental agreement with the Predecessor Company, CVS commenced manufacturing reach stackers and associated lifting equipment for the global container handling market. On July 1, 2011, the Company purchased the assets previously being rented and the rental agreement was terminated. Beginning on July 1, 2011, CVS results includes amortization and depreciation related to intangible assets and manufacturing equipment that was purchased on that date.

Net income

For the year ended December 31, 2011, net income was $2.8 million, which consists of revenue of $142.3 million, cost of sales of $113.0 million, research and development costs of $1.6 million, SG&A costs of $19.8 million, legal settlement of $1.2 million, restructuring expenses of $0.1 million, interest expense of $2.5 million, other income of $0.1 million and income tax expense of $1.4 million.

The legal settlement (at net present value) referred to above was recorded as a result of the recent Fifth Circuit appeals court ruling reversing the earlier District Courts ruling in the Company’s favor. The amount recorded, represents the net present value of twenty annual payments of ninety-five thousand dollars as provided for in a May 5, 2011 contingent settlement for two product liability suits related to an accident that occurred in 2006. Under the settlement agreement, the Company only becomes liable when it is ultimately determined that there is no duty on the part of the liability insurance carriers to defend the Company.

This settlement is related to a liability for a product that was manufactured by a predecessor company of our Manitex subsidiary. The product liability of this predecessor company was assumed by various acquiring companies and ultimately became the Company’s liability when we acquired the Company’s Manitex subsidiary in 2006.

This settlement is of an unusual nature and although it had a significant impact on our 2011 results, it is not related to on-going activities of the Company. Furthermore, the Company is not aware of any other similar potential liabilities at the present time and has secured insurance coverage to explicitly cover such future instances, mitigating future business risks.

For the year ended December 31, 2010, net income was $2.1 million, which consists of revenue of $95.9 million, cost of sales of $72.5 million, research and development costs of $1.2 million, SG&A costs of $16.5 million, restructuring expenses of $0.2 million, interest expense of $2.4 million, foreign currency transaction loss of $0.1 million and income tax expense of $1.0 million.

Net revenue and gross profit—For the year ended December 31, 2011 net revenue and gross profit were $142.3 million and $29.2 million, respectively. Gross profit as a percent of sales was 20.6% for the year ended December 31, 2011. For the year ended December 31, 2010, net revenue and gross profit were $95.9 million and $23.3 million, respectively. Gross profit as a percent of sales was 24.3% for the year ended December 31, 2010. Approximately half of the increase in revenues is attributed to increased revenues at CVS and NAEE, two units that commenced operations mid-year 2010.

The remaining increase in revenues is principally attributed to increased revenues for our boom trucks. The increase in boom truck sales is largely due to strength in the energy and power distribution market segments, both domestically and in certain international markets. A substantial portion of the significant decrease in military revenues at the Liftking operation was offset by an increase in lower margin commercial business and by increased sales of Load King specialized trailers.

Gross profit as a percent of net revenues decreased 3.7% to 20.6% for the year ended December 31, 2011 from 24.3% for the comparable 2010 period. A modest improvement in the gross profit percent for crane products is attributed to a change in product mix towards high capacity cranes which have a higher gross profit margin and an increase in volume. The decrease in the gross profit percent for other products is principally attributed to a decrease in higher margin military and governmental business, and the sales of used equipment which has a margin roughly half of that of our new product sales. Additionally, part sales (which have significantly higher profit margins than unit sales) decreased as a percent of total sales during 2011, and was also a factor that contributed to the reduction in the gross margin percent. Increases in commodity prices, principally steel, is not a principal cause of the decrease in the gross margin percent. Nevertheless, the increase in commodity prices did have a modest negative impact on our gross profit percent.

Restructuring expenses—We began to experience the effects of the current economic recession in September of 2008, which resulted in a dramatic curtailment of our new orders, requests to delay deliveries and, in some cases to cancellation of existing orders. In response to these adverse economic conditions and longer sales cycles, management took action to balance its operations with decreased demand levels. Certain actions were implemented before December 31, 2008. Significant additional steps were implemented shortly after year end and still other additional staff reductions occurred during the remainder of 2009.

During 2010, the Company continued to monitor its staffing levels to insure that it was balanced with current demand levels. As a result, additional layoffs were made to reduce our workforce in certain of our locations during the year.

In 2011, our back log has increased steadily and as result of we have selectively increased production capacity, including hiring additional manufacturing employees at certain of our locations. In 2011, only two employees both in our Canadian facilities were laid off. These layoffs rather than being related to economic conditions were made to improve efficiencies.

The following is summary of staff reductions and associated restructuring expenses (severance payments) that occurred during the years ended December 31, 2011 and 2010, respectively:

	Year Ended December 31, 2011				Year Ended December 31, 2010
	Staff reduction	Severance	Average		Staff reduction	Severance and Other (1)	Average
Bridgeview facility relocation (1)	—	—	$—		—	$53 thousand	$—
Severance	2	69 thousand	35 thousand	(2)	53	123 thousand	2 thousand

Total	2	$69 thousand			53	$176 thousand

(1)	During 2010, the Company also incurred costs of $53 to relocate its Bridgeview, Illinois facility to a smaller more economical facility.
(2)	The average severance was considerably higher in 2011, as the both employees that were laid off were long-term employees located in our Canadian facility. Canadian law requires that a minimum severance based on years of service be paid to terminated employees.

Selling, general and administrative expense—Selling, general and administrative expense for the year ended December 31, 2011 was $19.8 million compared to $16.5 million for the comparable period in 2010. Approximately 65% of the increase is related to increased selling, general and administrative expenses at CVS and NAEE, attributed to the fact NAEE and CVS only began operating in June and July 2010, respectively. As such these operations had essentially no selling, general and administrative expenses for six months ended June 30, 2010 and CVS had only had limited expenses for the three months ended September 30, 2010, as CVS was still in a start-up mode during the third quarter of 2010.

The majority of the remaining 35% increase is attributed to an increase in selling expense and higher compensation expense related to additional provisions for performance based compensation, a restoration of prior salary reductions and selected increase in staffing. Selling expense increased primarily as the Company spent $0.5 million to attend the 2011 Con Expo trade show. The Con Expo show, which is held every three years, was held in Las Vegas in March of this year. This show is an international gathering place for the construction industries. It is estimated that 120,000 professionals from around the world attended the show. Increased revenues also contributed to the increase in selling expenses. Other less significant factors, including higher travel expenses, also contributed to the increase in selling, general and administrative expense.

Legal settlement (at net present value)

The Company has disclosed in its previous filings with the Security and Exchange Commission that its insurance carriers had denied coverage for two product liability suits. The insurance companies subsequently filed a

Declaratory Judgment action in a U.S. District Court, seeking a determination that there was no duty on the part of the liability insurance carriers to defend the Company. The Company indicated in its earlier filings that Company believed that the insurance companies’ basis of denial of coverage was improper.

The underlying suits are related to a liability for a product that was manufactured by a predecessor company of our Manitex subsidiary. The product liability of this predecessor company was assumed by various acquiring companies and ultimately became the Company’s liability when we acquired our Manitex subsidiary.

On November 16, 2010 the United States District Court for the Western District of Texas, Austin Division, (the “District Court”) granted the Company’s motion for Summary Judgment finding that the insurers did have a duty to defend the two product liability claims. The insurance companies were granted leave to appeal the decision to the Fifth Circuit Court of Appeals.

The Company has also disclosed in previous filing with the Security and Exchange Commission that on May 5, 2011, that the Company had entered into two (2) separate Settlement Agreements with the two (2) Plaintiffs in the underlying product liability lawsuits. Pursuant to these agreements, if the Court’s decision in the Declaratory Judgment action were to be affirmed, the Plaintiffs will have the opportunity to pursue their recovery solely and exclusively against either or both of the liability insurance carriers and the Company itself shall have no liability to the Plaintiffs. If, however, in the Declaratory Judgment action, it is ultimately determined that there was no duty on the part of the liability insurance carriers to defend the Company the Company will be liable to the Plaintiffs in the total amount of $1.9 million, payable in equal annual installments over a period of twenty (20) years without interest, beginning at the conclusion of the Declaratory Judgment action.

On February 21, 2012, the Company was informed that the Fifth Circuit Court of Appeals reversed the District Court’s decision and determined that the insurance companies did not have an obligation to defend these two product liability suits. The Company has filed a Petition for Panel Rehearing pursuant to Rule 40 of the Federal Rules of Appellate Procedure to the Fifth Circuit Court of Appeals. If this petition is denied, or the Court determines that its decision was correct, The Company will become liable to the Plaintiffs for the annual payments described above.

As a result of the recent Fifth Circuit appeals court ruling, the Company concluded that it should recognize the liability under the May 5, 2011 settlement agreements and record a charge to income for this liability in 2011. In accordance with current accounting guidance, a liability was recorded for approximately $1.2 which represents the present value of future payments discounted at a market rate of return in the amount of approximately $1.1 million and legal fees of $0.1million

This settlement is of an unusual nature and although it had a significant impact on our 2011 results, it is not related to on-going activities of the Company. Furthermore, the Company is not aware of any other similar potential liabilities at the present time and has secured insurance coverage to explicitly cover such future instances, mitigating future business risks.

Operating income—The Company, had operating income of $6.6 million and $5.5 million for the years ended December 31, 2011 and 2010, respectively. The increase in operating income is due to an increase in gross profit of $5.9 million offset by $4.8 million increase in operating expenses. An increase in revenues accounts for the increase in gross profit as the gross profit percent decreased 3.7% between 2011 and 2010. The increase in operating expenses is primarily related to increases in selling, general and administrative expense and a charge booked to recognize a liability for a legal settlement.

Interest expense—Interest expense was $2.5 million and $2.4 million for the years ended December 31, 2011 and 2010, respectively. Decreases in interest rates charged on borrowing under the Company’s revolving credit facilities were offset by an increase in outstanding debt. The increase in debt is principally related to increased borrowings under the Company’s revolving credit lines and additional debt incurred in connection with the acquisition of CVS assets in July 2011. The additional borrowing against the Company’s revolving credit facilities were incurred to support substantial revenue growth that occurred between 2010 and 2011.

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

For the year ended December 31, 2011, the Company had a foreign currency gain of $0.05 million as compared to a $0.06 million foreign currency loss for the year ended December 31, 2010. The aforementioned foreign currency gains and losses are net of forward currency contracts gains and losses.

Income tax—Income tax expense was $1.4 million and $1.0 million for the year ended December 31, 2011 and 2010, respectively. The increase in income tax is principally attributed to an increase in pre-tax income.

Net income—Net income for the year ended December 31, 2011 was $2.8 million. This compares with a net income for the year ended December 31, 2010 of $2.1 million.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The results for acquisitions are included from the date of acquisition: July 10, 2009 for Badger Equipment Company and December 31, 2009 for the assets of Manitex Load King, Inc. As a result, 2010 includes full year results for Badger Equipment Company and Manitex Load King, Inc. The results for 2009 include six months of operations for Badger and exclude operations for Load King, as it was acquired on December 31, 2009.

The results for 2009 include gains on bargain purchases of $900 and $2,915 recorded in connection with the Badger and Load King acquisitions, respectively. See Note 19 in the Consolidated Financial Statements for additional details concerning the gain.

Financial results include the results for CVS Ferrari, srl (our Italian Subsidiary) from the date the Company was formed in June 2010. In the third quarter of 2010 using assets rented under a rental agreement with the Predecessor Company, CVS commenced manufacturing reach stackers and associated lifting equipment for the global container handling market.

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

The following is summary of staff reductions and associated restructuring expenses (severance payments) that occurred during the years ended December 31, 2010 and 2009, respectively:

	Year Ended December 31, 2010			Year Ended December 31, 2009
	Staff reduction	Severance and other expenses	Average	Staff reduction	Severance	Average
Bridgeview facility relocation (1)	—	$53 thousand	$—	—	$—	$—
Related to economic conditions	53	123 thousand	2 thousand	67	255 thousand	4 thousand

Total	53	$176 thousand		67	$255 thousand

(1)	During 2010, the Company also incurred costs of $53 to relocate its Bridgeview, Illinois facility to a smaller more economical facility.

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

Gain on bargain purchases—The results for 2010 do not include a gain related to a bargain purchase. The results for 2009 include gains on bargain purchases of $0.9 million and $2.9 million recorded in connection with the Badger and Load King acquisitions, which occurred on July 10, 2009 and December 31, 2009, respectively. In accordance with ASC 805, any excess of fair value of acquired net assets over the acquisition consideration results in a bargain purchase in accordance with acquisition method of accounting, any resulting gain on bargain purchase must be recognized in earnings on the acquisition date. The gains on bargain purchases are disclosed on a separate line in the Company consolidated statement of operations for year ended December 31 2009. See Note 19 in the Consolidated Financial Statements for additional details concerning the gain.

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

On July 9, 2009, the Company and its bank amended the Company’s Revolving Credit Facility, the Revolving Canadian Credit Facility and its Term Loan. Under the agreements the maturity dates were extended from April 1, 2010 to April 1, 2012. In connection with the extension, the Company agreed to an increase in interest rates. The interest on U.S. borrowing increased from prime rate plus .25% to prime plus 2.0%, interest rates on Canadian borrowings increased from Canadian prime rate plus 1.50% to Canadian prime rate plus 3.0% and interest on its term loan increased from the prime rate plus 1% to the prime rate plus 2.5%. On May 5, 2010, the bank reduced the interest rate on the Company’s revolving credit lines by 0.5%. The increase in average outstanding debt is largely attributable to an increase in debt associated with the Badger and Load King acquisitions.

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

Net income—Net income for the year ended December 31, 2010 was $2.1 million. This compares with a net income for the year ended December 31, 2009 of $3.6 million.

SEGMENT INFORMATION

Lifting Equipment Segment

	2011 (1)	2010 (1)	2009 (1)
Net revenues	$130,305	$88,736	$52,392
Operating income	11,069	8,722	5,420
Operating margin	8.5%	9.8%	10.3%

(1)	Financial results for acquisitions are included from the date of acquisition: July 10, 2009 for Badger Equipment Company and December 31, 2009 for Manitex Load King, Inc. CVS operating results are included since commencement of operations which occurred in the third quarter of 2010.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net Revenues—Net revenues increased $41.6 million to $130.3 million for the year ended December 31, 2011 from $88.7 million for the comparable period in 2010. Approximately 50% of the increase in revenues is attributed to increased revenues at CVS, a unit that commenced operations mid-year 2010. The remaining 50% increase in revenues is principally attributed to increased revenues for our boom trucks. The increase in boom truck sales is largely due to strength in the energy and power distribution market segments, both domestically and in certain international markets. A substantial portion of the significant decrease in military revenues at Liftking operation was offset by an increase in lower margin commercial business and by increased sales of Load King specialized trailers.

Operating Income and Operating Margins—Operating income of $11.1 million for the year ended December 31, 2011 was equivalent to 8.5% of net revenues compared to an operating income of $8.7 million for the year ended December 31, 2010 or 9.8% of net revenues. The increase in operating income is attributed to a $5.7 million increase in gross profit which was partially offset by an increase in operating expenses of $3.3 million.

The increase in gross profit is entirely due to an increase in revenues as the gross profit percent deteriorated by 3.5% between 2010 and 2011. A modest improvement in the gross profit percent for crane products was more than offset by a decrease in the margin percent for other products. The improvement in crane products gross profit percent is attributed to a change in product mix towards high capacity cranes which have a higher gross profit margin and an increase in volume. The decrease in the gross profit percent for other products is in part attributed to a decrease in higher margin military and governmental business.

Included in 2011 operating expenses is an unusual charge of $1.2 million to recognize a liability for a legal settlement. This charge had the effect of decreasing operating income as percent of revenues by approximately 1%. Without this unusual charge operating income as a percent of revenues would have been 9.5% or a decrease of 0.3% from the prior year. The effect of the decrease in the gross margin percent was largely offsets as operating expenses (excluding the legal settlement) increased by 16% while revenues increased by 47%.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Revenues—Net revenues increased $36.3 million to $88.7 million for the year ended December 31, 2010 from $52.4 million for the comparable period in 2009. We believe that it is useful to adjust 2010 revenues to exclude the impact of the Badger and Load King acquisitions and operations begun in 2010 (CVS Ferrari, srl). Adjusted 2010 revenues of $68.8 million represent an increase of $16.4 million or 31.3% over 2009 revenues of $52.4 million. Approximately 85% of the increase in 2010 revenues is attributed to an increase in military revenues. The remaining increase is attributed to an increase in sales of commercial products across all of our major commercial product lines.

Operating Income and Operating Margins—Operating income of $8.7 million for the year ended December 31, 2010 was equivalent to 9.8% of net revenues compared to an operating income of $5.4 million for the year ended December 31, 2009 or 10.3% of net revenues. Adjusting operating income to exclude the gains on bargain purchases would result in an adjusted operating income of $1.6 million or 3.1% of revenue for the year ended December 31, 2009.

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

Equipment Distribution Segment

	2011	2010	2009
Net revenues	$11,986	$7,139	$3,495
Operating income	64	33	(79)
Operating margin	0.5%	0.5%	(2.3)%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net revenues—The Equipment Distribution segment net revenue increased $4.8 million to $12.0 million for the year ended December 31, 2010 from $7.1 million in the prior year. Approximately 75% of the increase is related to the sale of used construction equipment. As mentioned earlier, we expanded our Equipment Distribution segment in the second quarter of 2010 by creating a new division, North American Equipment Exchange (“NAEE” ), to market previously-owned construction and heavy equipment, domestic and internationally. This division provides a wide range of used lifting and construction equipment of various ages and condition, and the Company has the capability to refurbish the equipment to the customers’ specification. The balance of the increase is due to increased rental income, part sales and service income.

Operating Income (loss) and Operating Margins—Operating income of $0.06 million for the year ended December 31, 2011 was equivalent to 0.5% of net revenues and compares to operating income of $0.03 million for the year ended December 31, 2010 or 0.5% of net revenues. The increase in operating income is due to an increase in revenues from 2010 to 2011. The additional gross profit generated by an increase in revenues offset the effect of a decrease in the gross margin percent and an increase in operating expense. The gross margin percent declined principally because of an increase in the sale of used construction equipment. The margins for used equipment are lower than what is generated by the sale of new equipment and parts. The increase in operating expenses is largely associated with the increase in revenues.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net revenues—The Equipment Distribution segment net revenue increased $3.6 million to $7.1 million for the year ended December 31, 2010 from $3.5 million in the prior year. Approximately $3.0 million of the increase is related to the sale of used construction equipment. As mention earlier, we expanded our Equipment Distribution segment in the second quarter of 2010 by creating a new division, North American Equipment Exchange (“NAEE”), to market previously-owned construction and heavy equipment, domestic and internationally. This division provides a wide range of used lifting and construction equipment of various ages and condition, and the Company has the capability to refurbish the equipment to the customers’ specification.

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

Liquidity and Capital Resources

Cash and cash equivalents were $0.1 million and $0.7 million at December 31, 2011 and December 31, 2010, respectively. As of December 31, 2011, the Company had approximately $4.4 million available to borrow under its credit facilities. Additionally, the Company’s U.S. revolving credit facility was amended in February 2012 to increase the Revolving Credit Maximum Amount from $22.5 million to $27.5 million. The effect of this amendment was an immediate increase of approximately $2.3 million (based on collateral that existed on January 31, 2012) in the amount that the Company could borrow under its U.S. revolving credit facility.

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

Outstanding borrowings and required payments

The following is a summary of our outstanding borrowings at December 31, 2011

	Outstanding Balance	Interest Rate	Interest Paid	Principal Payment
Revolving credit facility	$19.1 million	3.25%	Monthly	n.a.
Revolving Canadian credit facility	5.7 million	3.50%	Monthly	n.a.
Revolving credit facility—Equipment Line	1.0 million	3.25%	Monthly	n.a.
Installment note	0.9 million	4.25%	Monthly	$0.04 million monthly including interest
Badger acquisition note	1.5 million	11.00%	Quarterly	$0.6 million each July 10
Load King bank debt	1.3 million	6%/6.25%	Monthly	$0.011 million monthly including interest
Load King debt (SD Board of Economic Development	0.9 million	5.75%	Monthly	$0.005 million monthly
				including interest
Note payable—floor plan	1.2 million	6.00%	Monthly	Over 48 months beginning August and September 2010
Note payable—Terex	1.3 million	6.00%	Quarterly	$0.25 million March 1 ($0.15 million can be paid in stock)
Capital lease—Georgetown facility	3.5 million	12.00%	Monthly	$0.07 million monthly
				payment includes interest
Capital leases—Winona facility	1.1 million	6.13%	Monthly	$0.025 million monthly
				payment includes interest
CVS acquisition debt	2.9 million	4.00%	Semi-annually	$0.5 million
CVS short-term working capital borrowings	1.8 million	2.5% to 3.00%	Monthly	Upon payment of invoice

	$42.2 million

The debt matures at various points in time. See Note 12 to the financial statements for additional details.

Change in outstanding debt

In 2011, existing debt (including lines of credit, capital lease obligations and the current portion of notes payable and capital lease obligations) increased $8.2 million dollars to $42.2 million from $34.0 million at December 31, 2010. The increase in debt is principally attributed to (1) increases in our revolving credit facilities and CVS working capital borrowings, which were increased to support our substantial increase in revenues and (2) debt associated with the purchase of the assets previously rented by CVS (including $0.9 million of installment debt) which was partially offset by repayments of other debt.

Our debt increased by approximately $8.2 million. The following is a summary of changes in debt:

	Increase/ (decrease)
Revolving credit facility	$3.8	Million
Revolving Canadian credit facility	1.5	Million
Revolving credit facility—Equipment line	0.5	Million
Installment note	0.9	Million
Liftking acquisition note	(0.2)	Million
Badger acquisition note	(0.5)	Million
Load King acquisition debt	(2.6)	Million
Load King bank debt	1.3	Million
Load King SD Board of Economic Development	0.9	Million
QVM acquisition bank debt	(0.6)	Million
Capital leases	(0.7)	Million
Floor plan	(0.4)	Million
Note payable—Terex	(0.2)	million
CVS acquisition debt	2.9	million
CVS working capital borrowings	1.6	million

	$8.2	million

2011

Operating activities consumed $5.4 million of cash for the year ended December 31, 2011, and is comprised of net earnings of $2.8 million, and non-cash items of $5.9 million offset by an increase in working capital of $14.1 million. The following are the principal non-cash items: depreciation and amortization of $3.3 million, a decrease in net deferred tax assets of $1.1 million and a legal settlement of $1.1 million. Together these three items represent approximately 95% of total net non-cash items. The legal settlement is a non-cash item as there is no cash impact in the current year as the settlement is paid out over the next twenty years. . The remaining non-cash items, none of which are significant, net to $0.3 million. The increase in working capital is principally due to increases in accounts receivable and other receivables, inventory, accounts receivable finance, and other assets of $5.6 million, $12.5 million, $0.9 million and $0.1 million, respectively as well as a decrease in other current liabilities of $0.2 million offset by decrease in prepaid expenses of $0.4 million and increases in accounts payables and accrued expenses of $4.3 million and $0.5 million, respectively. Approximately 65% of the increase in accounts receivable including other receivables and approximately a third of the increase in inventory are related to operations that began operating in during 2010. The remaining increases in accounts receivable and inventory are attributed to increased revenues at our core business. The increase in accounts receivable finance is due to the fact that the Company leased container handling equipment to customers for the first time during 2011. The decrease in prepaid expenses is due to a decrease in deposits made in connection with inventory purchase orders. In the prior year, CVS was often required to make deposits when it ordered inventory as the predecessor company had gone bankrupt. Approximately 70% of the increase in accounts payable is attributed to increased accounts payable at CVS, a subsidiary that only began operations in 2010. The remaining increase in accounts payable is attributed to an increase in revenues, which resulted in an increase in purchasing activity. The increase in accrued expenses is related to increases in accruals for payroll, management bonuses and warranty.

Cash flows related to investing activities consumed $1.9 million of cash for the year ended December 31, 2011. The Company used $1.6 million to purchase assets that were previously being rented by our CVS subsidiary. (See Note 19). The remaining $0.3 million is composed of $0.6 million of capital expenditures offset by proceeds of $0.3 million from the sale of property and equipment. Capital expenditures are comprised of a number of items, none of which individually are significant. Approximately, half of the proceeds from the sales of property and equipment are related to sale of land at our South Dakota facility, which was not required to conduct operations.

Financing activities generated $7.0 million in cash for the year ended December 31, 2010. The above table shows a net increase in outstanding debt of $8.2 million. Included in the line titled “new borrowing –notes payable” on the statement of cash flows is approximately $14.7 million of short-term working capital borrowing by our Italian subsidiary, CVS. During 2011, CVS repaid approximately $13.0 million of short-term working capital borrowing which is included in the statement of cash flow on the line titled “Notes Payments”.

2010

Operating activities generated $0.1 million of cash for the year ended December 31, 2010, and is comprised of net earnings of $2.1 million, and non-cash items of $3.4 million offset by an increase in working capital of $5.4 million. Amortization and depreciation accounts for $3.1 million or over ninety percent of total non-cash items. The remaining non-cash items, none of which are significant, net to $0.3 million. The increase in working capital is principally due to increases in accounts receivable and other receivables, inventory and prepaid expense of $9.8 million, $3.0 million and $0.8 million offset by increases in accounts payables and accrued expenses of $5.7 million and $2.1 million, respectively. Approximately 50% of the increases in accounts receivable including other receivables and inventory are related to operations that began operating in during 2010. The remaining increases in accounts receivable and inventory are attributed to increased revenues at our core business. The increase in prepaid expense is entry related CVS Ferrari, srl (“CVS”), which began operations in the third quarter of 2010. Prepaid expense at CVS consists principally of advance payments made to inventory suppliers. Nearly the entire increase in accounts payable is again related to operations that began operating in during 2010. The increase in accrued expenses are attributed to increases accrued payroll and associated costs, accrued bonuses, accrued commissions and increases in income tax and other taxes payable. The increases in the aforementioned accrued expenses are principally attributed to increase revenues and improved profitability (after excluding the effect of the 2009 gain on the bargain purchases). Operations that began operating in 2010, also contributed to the increase in accrued expenses, but were not the principal cause of the increase.

Cash flows related to investing activities consumed $0.3 million of cash for the year ended December 31, 2010, as capital expenditures of $0.5 million were partially offset by proceeds of $0.2 million from the sale of equipment. Capital expenditures include approximately $0.3 million of building improvements at our newly leased facility in Bridgeview, Illinois.

Financing activities generated $0.6 million in cash for the year ended December 31, 2010 as the net increase of $3.0 million.in borrowing s under the Company’s revolving credit facility and additional new borrowing of $1.2 million was largely offset by repayment of debt and payments for capital leases which together totaled $3.6million.

In 2010, there were also two non-cash debt reductions that total $0.4 million. The Company satisfied this amount by issuing common stock of the Company. The reduction of the debt and the corresponding issuance of common stock whose impact offset and are excluded from the cash flow statement. See Note 15 to the Consolidated Financial Statements.

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

CONTRACTRUAL OBLIGATIONS

The following is a schedule as of December 31, 2011 of our long-term contractual commitments, future minimum lease payments under non-cancelable operating lease arrangements and other long-term obligations.

(In thousands)

	Payments due by period
	Total	2012	2013- 2014	2015- 2016	Thereafter
Revolving term credit facilities	$25,874	$—	$—	$25,874	$—
Installment Note	857	463	394	—	—
Term loans	7,831	2,658	2,888	1,430	855
CVS Working capital borrowings	1,798	1,798	—	—	—
Floor Plan	1,198	431	726	41	—
Operating lease obligations	5,254	1,252	2,417	1,352	233
Capital lease obligations (3)	6,810	1,181	2,719	1,750	1,160
Legal Settlement (See Note 24)	1,075	60	59	66	890
Purchase obligations (1)	36,905	36,905	—	—	—

Total	$87,602	$44,748	$9,203	$30,513	$3,138

(1)	Except for a very insignificant amount, purchase obligations are for inventory items. Purchase obligations not for inventory would include research and development materials, supplies and services.
(2)	At December 31, 2011, the Company had unrecognized tax benefits of $152 thousand for which the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective tax authority. Thus, these liabilities have not been included in the contractual obligations table. See footnote 14.
(3)	Capital lease obligations include imputed interest.

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

Forward Currency Exchange Contracts. The Company’s risk management objective is to use the most efficient and effective methods available to us to minimize, eliminate, reduce or transfer the risks which are associated with fluctuation of exchange rates between the Canadian and U.S. dollar and the Euro and U.S. dollar.

The Company enters into forward currency exchange contracts in relationship such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. The forward currency exchange contracts that the Company has to offset existing assets and liabilities denominated in other than the reporting units’ functional currency have been determined not to be considered a hedge under ASC 815-10. The Company records at the balance sheet date the forward currency exchange contracts at its market value with any associated gain or loss being recorded in current earnings. Both realized and unrealized gains and losses related to forward currency contracts are included in current earnings and are reflected in the Statement of Operations in the other income expense section on the line titled foreign currency transaction losses. Items denominated in other than a reporting units functional currency includes U.S. denominated accounts receivables and accounts payable held by our Canadian subsidiary. The Company also has an intercompany receivable from its Italian subsidiary, which it anticipates will be repaid. The Company has a forward currency contract which is intended to offset a substantial portion of any exchange gain or loss on this intercompany balance.

The Company has entered into forward currency contracts to hedge certain future U.S. dollar sales of its Canadian subsidiary. When the Company’s Canadian subsidiary receives a significant new U.S. dollar order, management will evaluate different options that may be available to mitigate future currency exchange risks. The decision to hedge future sales is not automatic and is decided case by case. The Company will only use hedge instruments to hedge firm existing sales orders and not estimated exposure, when management determines that exchange risks exceeds desired risk tolerance levels. The forward currency contracts to hedge future sales are designated as cash flow hedges under ASC 815-10.

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

Other Intangible Assets.—The Company accounts for Other Intangible Assets under the guidance of ASC 350, “Intangibles—Goodwill and Other”. The Company capitalizes certain costs related to patent technology. Additionally, a substantial portion of the purchase price related to the Company’s acquisitions has been assigned to patents or unpatented technology, trade name, customer backlog, and customer relationships. Under the guidance, Other Intangible Assets with definite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are tested annually for impairment.

Goodwill.—Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition is reviewed for impairment annually, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceed their fair value. The Company does not amortize goodwill in accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 350, “Intangibles—Goodwill and Other” (“ASC 350”). The Company selected October 1 as the date for the required annual impairment test.

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

We early adopted the FASB ASU No. 2011-08, “Testing Goodwill for Impairment,” in connection with the performance of our annual goodwill impairment testing. Under ASU 2011-08, entities are provided with the option of first performing a qualitative assessment on none, some, or all of its reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value a quantitative analysis is required.

The quantitative goodwill impairment analysis is a two-step process. The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. During the first step, the Company evaluates goodwill for impairment using a business valuation method, which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer. This analysis did not indicate impairment. The market approach was also considered in evaluating the potential for impairment by calculating fair value based on multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”) of comparable, publicly traded companies. This analysis also did not indicate impairment. Moreover, we also observed implied EBITDA multiples from relatively recent merger and acquisition activity in the industry, which was used to test the reasonableness of the results.

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

Impairment of Long Lived Assets.—The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value. Future cash flow projections include assumptions for future sales levels, the impact of cost reduction programs, and the level of working capital needed to support each business. The amount of any impairment then recognized would be calculated as the difference between the estimated fair value and the carrying value of the asset. The Company did not have any impairment for the years ended December 31, 2011, 2010 and 2009.

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

Deferred Income Taxes. In evaluating our ability to recover our deferred tax assets, the Company considers all available positive and negative evidence including our past operating results, and our forecast of future taxable income. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized.

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

Recent Accounting Guidance

Recently Adopted Accounting Guidance

On January 1, 2011, the Company adopted ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force.” This ASU amended the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2011, the Company adopted ASU No. 2010-29, Business Combinations (Topic 805). This ASU clarifies the acquisition date that should be used for reporting pro forma financial information for business combinations. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date had been completed as of the beginning of the comparable prior annual reporting period. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-09, Compensation-Retirement Benefits-Multiemployer Plans. ASU 2011-09 is intended to enhance the disclosure requirements for employers participating in multiemployer pension plans to improve transparency and increase awareness of the commitments and risks involved with participation in multiemployer plans. The new accounting guidance requires employers participating in multiemployer plans to provide additional quantitative and qualitative disclosures to provide users with more detailed information regarding an employer’s involvement in multiemployer plans. The new standard is effective for fiscal years ending after December 15, 2011. The adoption of this standard on December 31, 2011 did not have a material impact on the Company’s consolidated financial statements.

On October 1, 2011, the Company early adopted Accounting Standard Update (“ASU”) 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” This ASU simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted. The Company has incorporated this guidance into its goodwill testing for impairment. See Note 3 for additional information

Accounting Guidance Issued But Not Adopted as of December 31, 2011

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The Company is in the process of assessing the impact, if any, that the adoption of ASU 2011-04 will have on its results of operations or its financial position.

In June 2011, the FASB issued ASU 2011-05—Presentation of Comprehensive Income (“ASU 2011-05”). This ASU requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. For public companies, ASU 2011-05 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2011, with earlier adoption permitted. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which defers certain aspects of ASU 2011-05 related to the presentation of reclassification adjustment. The adoption of the revised guidance on January 1, 2012 is not expected to have a material impact on the Company’s consolidated financial statements. The new presentation will be included in the Company’s Quarterly Reporting on Form 10-Q for the quarter ended March 31, 2012.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting filers.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of the Company’s independent registered public accounting firm and the Company’s Consolidated Financial Statements are filed pursuant to this Item 8 and are included in this report. See the Index to Financial Statements.

Index to Financial Statements

The financial statements of the registrant required to be included in Item 8 are listed below:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Manitex International, Inc.

We have audited the accompanying consolidated balance sheets of Manitex International, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Manitex International, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP
UHY LLP

Sterling Heights, Michigan
March 23, 2012

MANITEX INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

(In thousands, except per share data)

As of December 31,

	2011	2010
ASSETS
Current assets
Cash	$71	$662
Trade receivables (net)	23,913	19,557
Accounts receivable finance	394	—
Other receivables	2,284	1,440
Inventory (net)	42,307	30,694
Deferred tax asset	923	650
Prepaid expense and other	1,317	1,700

Total current assets	71,209	54,703

Accounts receivable finance	557	—
Total fixed assets (net)	11,017	10,659
Intangible assets (net)	20,153	20,403
Deferred tax asset	3,238	5,249
Goodwill	15,267	14,452
Other long-term assets	150	51

Total assets	$121,591	$105,517

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable—short term	$5,349	$2,646
Current portion of capital lease obligations	634	564
Accounts payable	18,421	14,447
Accounts payable related parties	470	481
Accrued expenses	4,946	4,335
Other current liabilities	357	538

Total current liabilities	30,177	23,011

Long-term liabilities
Revolving term credit facilities	25,874	20,007
Deferred tax liability	4,825	5,473
Notes payable	6,335	6,119
Capital lease obligations	4,035	4,683
Deferred gain on sale of building	2,408	2,789
Other long-term liabilities	1,143	161

Total long-term liabilities	44,620	39,232

Total liabilities	74,797	62,243

Commitments and contingencies
Shareholders’ equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at December 31, 2011 and December 31, 2010	—	—
Common Stock—no par value, Authorized, 20,000,000 shares authorized issued and outstanding, 11,681,051 and 11,394,621 at December 31, 2011 and December 31, 2010, respectively	48,571	46,920
Warrants	232	1,788
Paid in capital	1,098	6
Accumulated deficit	(3,368)	(6,148)
Accumulated other comprehensive income	261	708

Total shareholders’ equity	46,794	43,274

Total liabilities and shareholders’ equity	$121,591	$105,517

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share data)

For the years ended December 31,

	2011	2010	2009
Net revenues	$142,291	$95,875	$55,887
Cost of sales	113,041	72,541	44,730

Gross profit	29,250	23,334	11,157
Operating expenses
Research and development costs	1,571	1,173	836
Restructuring expenses	69	176	255
Selling, general and administrative expense	19,826	16,448	10,537
Legal settlement (at net present value)	1,183	—	—
Gain on bargain purchase	—	—	(3,815)

Total operating expenses	22,649	17,797	7,813

Operating income	6,601	5,537	3,344
Other income (expense)
Interest expense	(2,540)	(2,450)	(1,864)
Foreign currency transaction gain (loss)	49	(65)	59
Other income	103	113	3

Total other expense	(2,388)	(2,402)	(1,802)

Income before income taxes	4,213	3,135	1,542
Provision (benefit) for taxes on income	1,433	1,026	(2,097)

Net income	$2,780	2,109	3,639

Earnings per share:
Basic	$0.24	$0.19	$0.33
Diluted	$0.24	$0.19	$0.33
Weighted average common shares outstanding:
Basic	11,441,914	11,362,361	10,957,646
Diluted	11,548,158	11,380,966	10,965,444

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years ended December 31, 2011, 2010 and 2009

(In thousands, except per share data)

	Common Stock		Paid in Capital	Warrants	(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2008	10,584,378	$45,022	$239	$1,788	$(11,896)	$(139)	$35,014

Badger acquisition	300,000	976					976
Share issued to repay debt	147,059	150					150
Employee 2004 incentive plan grant	131,637	233	(146)				87
Repurchase to satisfy withholding and cancelled	(2,619)	(6)					(6)
Net Income					3,639		3,639
Gain on foreign currency translation						568	568

Comprehensive income							4,207

Balance, December 31, 2009	11,160,455	$46,375	$93	$1,788	$(8,257)	$429	$40,428

Share issued to repay debt	195,545	400					400
Employee 2004 incentive plan grant	47,451	165	(87)				78
Repurchase to satisfy withholding and cancelled	(8,830)	(20)					(20)
Net Income					2,109		2,109
Gain on foreign currency translation						242	242
Derivative instrument fair market adjustment – net of income taxes						37	37

Comprehensive income							2,388

Balance, December 31, 2010	11,394,621	$46,920	$6	$1,788	$(6,148)	$708	$43,274

Shares issued on warrant exercise	266,568	1,554		(458)			1,096
Expiration of warrants			1,098	(1,098)			—
Employee 2004 incentive plan grant	22,927	109	(6)				103
Repurchase to satisfy withholding and cancelled	(3,065)	(12)					(12)
Net Income					2,780		2,780
Loss on foreign currency translation						(384)	(384)
Derivative instrument fair market adjustment – net of income taxes						(63)	(63)

Comprehensive income							2,333

Balance, December 31, 2011	11,681,051	$48,571	$1,098	$232	$(3,368)	$261	$46,794

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of Dollars)

For the years ended December 31,

	2011	2010	2009
Cash flows from operating activities:
Net income	$2,780	$2,109	$3,639
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,336	3,139	2,453
Gain on bargain purchases	—	—	(3,815)
Legal settlement	1,183	—	—
Provisions for customer allowances	25	67	(46)
Gain on debt restructuring	(194)	—	—
(Gain) loss on disposal of assets	62	(39)	—
Deferred income taxes	1,089	93	(1,949)
Inventory reserves	316	123	54
Reserves for uncertain tax positions	—	(39)	(27)
Stock based deferred compensation	104	78	86
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5,597)	(9,785)	7,856
(Increase) decrease in accounts receivable finance	(927)	—	—
(Increase) decrease in inventory	(12,484)	(3,002)	(54)
(Increase) decrease in prepaid expenses	389	(793)	(533)
(Increase) decrease in other assets	(99)	34	(85)
Increase (decrease) in accounts payable	4,297	5,539	(3,877)
Increase (decrease) in accrued expense	478	2,135	(1,234)
Increase (decrease) in other current liabilities	(165)	438	(225)

Net cash (used) for provided by operating activities	(5,407)	97	2,243

Cash flows from investing activities:
Proceeds from sale of fixed assets	289	216	10
Purchase of property and equipment	(610)	(511)	(139)
Acquisition of business, net of cash acquired	(1,585)	—	(139)
Investment in intangibles except goodwill	(12)	—	—

Net cash used for investing activities	(1,918)	(295)	(268)

Cash flows from financing activities:
Borrowing on revolving credit facility	6,009	4,077	2,419
Repayment on revolving credit facility	—	(1,107)	(3,163)
Proceeds from exercise of warrants	1,096	—	—
New borrowings – notes payable	19,334	1,209	997
Note payments	(18,955)	(3,016)	(1,943)
Shares repurchased for income tax withholding on share-based compensation	(12)	(20)	(6)
New capital leases	—	—	51
Repayment on capital lease obligations	(578)	(529)	(376)

Net cash provided by (used) for financing activities	6,894	614	(2,021)

Effect of exchange rate change on cash	(160)	(41)	(92)
Net (decrease) increase in cash and cash equivalents	(431)	416	(46)
Cash and cash equivalents at the beginning of the year	662	287	425

Cash and cash equivalents at end of year	$71	$662	$287

Supplemental disclosure of cash flow information:
Cash paid during the year for
Interest	$2,552	$2,443	$1,828
Income taxes	$1,247	$65	$16

(See note 15 for other supplemental cash flow information)

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

On December 31, 2009, our subsidiary, Manitex Load King, Inc. (“Load King”), acquired the operating assets of Load King Trailers, an Elk Point, South Dakota-based manufacturer of specialized custom trailers and hauling systems, typically used for transporting heavy equipment. Load King trailers serves niche markets in the commercial construction, railroad, military, and equipment rental industries through a dealer network. Load King complements the existing material handling business.

July 1, 2010, the Company’s newly formed Italian subsidiary, CVS Ferrari, srl (“CVS) entered into an agreement to rent certain assets of CVS SpA on an exclusive rental basis during the Italian bankruptcy process (concordato preventivo) the business of CVS SpA. CVS SpA is located near Milan, Italy, and designed and manufactured a range of reach stackers and associated lifting equipment for the global container handling market, which were sold through a broad dealer network. During the third quarter 2010, CVS Ferrari, srl commenced operations and used the rental assets in its operations. On June 29, 2011, the Company entered into an agreement which was effective on July 1, 2011 with CVS SpA in Liquidation to acquire the assets that were being rented. See Note 19 for further information

Equipment Distribution Segment

The Company’s Crane & Machinery Division located in Bridgeview, Illinois, is a crane dealer that distributes Terex rough terrain and truck cranes, Fuchs material handlers, Manitex boom trucks and sky cranes. The Company’s Crane & Machinery Division provides service in its local market and also supplies repair parts for a wide variety of medium to heavy duty construction equipment sold both domestically and internationally. The crane products are used primarily for infrastructure development and commercial constructions. Applications include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance.

The Company believes that in the current environment, an option to purchase previously-owned equipment is a cost effective alternative that could increase customers return on investment. In the second quarter of 2010, the Company created a new division, North American Equipment Exchange, (“NAEE”) to market previously owned construction and heavy equipment, domestically and internationally. The Division provides a wide range of used lifting and construction equipment of various ages and condition, and the Company has the capability to refurbish the equipment to the customers’ specification.

Note 2. Basis of Presentation

The consolidated financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statement includes the accounts of Manitex International Inc., and its subsidiaries. Significant intercompany transactions have been eliminated in consolidation. Acquisitions accounted for as purchases have been included in the Company’s results from their respective dates of acquisition: July 10, 2009 for the Badger Equipment Company acquisition, and December 31, 2009 for Manitex Load King, Inc. acquisition. Results for CVS are included in operations from its date of incorporation in June 2010.

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

Allowance for Doubtful Accounts—The Company has adopted a policy consistent with U.S. GAAP for the periodic review of its accounts receivable to determine whether the establishment of an allowance for doubtful accounts is warranted based on the Company’s assessment of the collectability of the accounts. The Company established an allowance for bad debt of $144 and $163 at December 31, 2011 and 2010, respectively. The Company also has in some instances a security interest in its accounts receivable until payment is received.

Property, Equipment and Depreciation—Property and equipment are stated at cost or the fair market value at date of acquisition for property and equipment acquired in connection with acquisition of a company. Depreciation of property and equipment is provided over the following useful lives:

Asset Category	Depreciable Life
Machinery and equipment	1 – 15 years
Furniture and fixtures	3 – 12 years
Leasehold improvements	1.5 – 12 years

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense for the years ended December 31, 2011, 2010, and 2009 was $1,284, $1,107, and $575, respectively.

Other Intangible Assets—The Company accounts for Other Intangible Assets under the guidance of ASC 350, “Intangibles—Goodwill and Other”. The Company capitalizes certain costs related to patent technology. Additionally, a substantial portion of the purchase price related to the Company’s acquisitions has been assigned to patents or unpatented technology, trade name, customer backlog, and customer relationships. Under the guidance, Other Intangible Assets with definite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are tested annually for impairment.

Goodwill—Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition is reviewed for impairment annually, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceed their fair value. The Company does not amortize goodwill in accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 350, “Intangibles—Goodwill and Other” (“ASC 350”). The Company selected October 1 as the date for the required annual impairment test.

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

We early adopted FASB ASU No. 2011-08, “Testing Goodwill for Impairment,” in connection with the performance of our annual goodwill impairment testing. Under ASU 2011-08, entities are provided with the option of first performing a qualitative assessment on none, some, or all of its reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value a quantitative analysis is required. Because we determined on a qualitative basis, that it was not more likely than not that the fair value of our reporting units were less than its carrying value, the quantitative two-step process was not performed.

The quantitative goodwill impairment analysis is a two-step process. The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill.

The Company performed Step one quantitative testing for the years 2010 and 2009, which did not indicate impairment for the years 2010, and 2009. During the first step, the Company evaluates goodwill for impairment using a business valuation method, which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer. The market approach was also considered in evaluating the potential for impairment by calculating fair value based on multiples of earnings before interest, taxes, depreciation and amortization (EBITDA) of comparable, publicly traded companies. This analysis also did not indicate impairment. Moreover, we also observed implied EBITDA multiples from relatively recent merger and acquisition activity in the industry, which was used to test the reasonableness of the results.

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

The Company did not have any impairment for the years ended December 31, 2011, 2010 and 2009.

Impairment of Long Lived Assets—The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value. Future cash flow projections include assumptions for future sales levels, the impact of cost reduction programs, and the level of working capital needed to support each business. The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset. The Company did not have any impairment for the years ended December 31, 2011, 2010 and 2009.

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

The Company has entered into forward currency contracts to hedge certain future U.S. dollar sales of its Canadian Subsidiary. The forward currency contracts to hedge future sales are designated as cash flow hedges under ASC 815-10. As required, forward currency contracts are recognized as an asset or liability at fair value on the Company’s Consolidated Balance Sheet. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (date of sale). Gains or losses on cash flow hedges when recognized into income are included in net revenues. See note 5.

Credit Risk Concentrations—Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, trade receivables and payables. The Company maintains its cash balances and marketable securities at banks located in Detroit, Michigan, Toronto, Canada as well as several separate Italian banks. Accounts in the United States are insured by the Federal Deposit Insurance Corporation up to $250. At December 31, 2011 and 2010, the Company had uninsured balances of $70 and $662, respectively.

As of December 31, 2011 no customers accounted for 10% or more of total Company’s accounts receivable. As of December 31, 2010 one customer accounted for 13% of total Company’s accounts receivable. As of December 31, 2009, two customers accounted for 42% of total company’s accounts receivable at 20% and 22%, respectively. In 2011, no one customer accounted for 10% or more of total company’s revenues. In 2010, one customer accounted for 11% of total company’s revenues. No customer in 2009 accounted for more than 10% of our revenues. In 2011, purchases from no one supplier accounted for 10% or more of total Company purchases. For 2010 and 2009, purchases from any single supplier did not exceed 10% of total purchases.

Research and Development Expenses. The Company expenses research and development costs, as incurred. For the periods ended December 31, 2011, 2010 and 2009 expenses were $1,571, $1,173, and $836, respectively.

Advertising—Advertising costs are expensed as incurred and were $475, $194, and $155 for the years ended December 31, 2011, 2010, and 2009, respectively.

Litigation Claims—In determining whether liabilities should be recorded for pending litigation claims, the Company must assess the allegations and the likelihood that it will successfully defend itself. When the Company believes it is probable that it will not prevail in a particular matter, it will then record an estimate of the amount of liability based, in part, on advice of outside legal counsel.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss carryforwards. In 2010, the Company determined that a valuation allowance was no longer required as all of the Company’s deferred tax assets were realizable on a more likely than not basis. See Note 14, Income Taxes, for further details.

Accrued Warranties—Warranty costs are accrued at the time revenue is recognized. The Company’s products are typically sold with a warranty covering defects that arise during a fixed period of time. The specific warranty offered is a function of customer expectations and competitive forces. The Equipment Distribution segment does not accrued for warranty costs at the time of sales, as they are reimbursed by the manufacturers for any warranty that they provides to their customers.

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

Sale and Leaseback—In accordance with ASC 840-40 Sales-Leaseback Transactions, the Company has recorded deferred revenue in relationship to the sale and leaseback of one of the Company’s operating facilities. As such, the gain on the sale of the land and building has been deferred and is being amortized on a straight line basis over the life of the lease.

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

Stock Based Compensation—In accordance with ASC 718 Compensation-Stock Compensation, share-based payments to employees, including grants of restricted stock units, are measured at fair value as of the date of grant and are expensed in the consolidated statement of income over the service period (generally the vesting period).

Comprehensive Income —“Reporting Comprehensive Income” requires reporting and displaying comprehensive income and its components. Comprehensive income includes, in addition to net earnings, other items that are reported as direct adjustments to stockholder’s equity. Currently, the comprehensive income adjustment required for the Company has two components. First is a foreign currency translation adjustment, the result of consolidating its foreign subsidiary. The second component is a derivative instrument fair market value adjustment (net of income taxes) related to forward currency contracts designated as a cash flow hedge.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (date of sale). See Note 5 for additional details.

Comprehensive income is as follows:

	2011	2010	2009
Net income	$2,780	$2,109	$3,639
Other comprehensive income (loss)
Foreign currency translation adjustments	(63)	242	568
Derivative instrument fair market value adjustment—net of income taxes	(384)	37	—

Total other comprehensive income (loss)	(447)	279	568

Comprehensive income	$2,333	$2,388	$4,207

Reclassifications—Certain reclassifications have been made to the 2010 and 2009 financial statements to conform to the 2011 presentation.

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

Note 4. Fair Value Measurements

The company adopted ASC 820-10 “Fair Value Measurements” effective January 1, 2008. The following tables set forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011 and 2010 by level within the fair value hierarchy. As required by ASC 820-10 financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is summary of items that the Company measures at fair value on a recurring basis:

	Fair Value at December 31, 2011
	Level 1	Level 2	Level 3	Total
Asset
Forward currency exchange contracts	$145	$—	$—	$145

Total current assets at fair value	$145	$—	$—	$145

Liabilities:
Forward currency exchange contracts	$77	$—	$—	$77
Load King contingent consideration	—	—	30	30

Total long-term liabilities at fair value	$77	$—	$30	$107

	Fair Value at December 31, 2010
	Level 1	Level 2	Level 3	Total
Asset
Forward currency exchange contracts	$160	$—	$—	$160

Total current assets at fair value	$160	$—	$—	$160

Liabilities:
Load King contingent consideration	$—	$—	$30	$30

Total long-term liabilities at fair value	$—	$—	$30	$30

The carrying value of the company’s other financial assets and liabilities, including cash, accounts receivable, and accounts payable, approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding.

Forward exchange contracts are recurring fair value reportable items.

In addition to items, the Company measures at fair value on recurring basis, a legal settlement payable over twenty years was recorded at its net present value (fair market value). See Note 24 for additional details.

Fair Value at December 31, 2010
Level 1	Level 2	Level 3	Total
$—	$—	$1,075	$1,075

Fair Value Measurements

ASC 820-10 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	-	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	-	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3	-	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity)

Fair value of the forward currency contracts are determined on the last day of each reporting period using quoted prices in active markets, which are supplied to the Company by the foreign currency trading operation of its bank. Under ASC 820-10, items valued based on quoted prices in active markets are Level 1 items.

Note 5. Derivative Financial Instruments

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

The Company enters into forward currency exchange contracts in relationship such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. The forward currency exchange contracts that the Company has to offset existing assets and liabilities denominated in other than the reporting units’ functional currency have been determined not to be considered a hedge under ASC 815-10. The Company records at the balance sheet date the forward currency exchange contracts at its market value with any associated gain or loss being recorded in current earnings. Both realized and unrealized gains and losses related to forward currency contracts are included in current earnings and are reflected in the Statement of Income in the other income expense section on the line titled foreign currency transaction gains (losses). Items denominated in other than a reporting units functional currency includes U.S. denominated accounts receivables and accounts payable held by our Canadian subsidiary.

Beginning in the second quarter 2009, the Company entered into forward currency contracts to hedge certain future U.S. dollar sales of its Canadian subsidiary. The decision, to hedge future sales is not automatic and is decided case by case. The forward currency contracts to hedge future sales are designated as cash flow hedges under ASC 815-10.

As required, forward currency contracts are recognized as an asset or liability at fair value on the Company’s Consolidated Balance Sheet. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (date of sale). Gains or losses on cash flow hedges when recognized into income are included in net revenues. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The Company expects minimal ineffectiveness as the Company has hedged only firm sales orders and has not hedged estimated exposures. In the next twelve months, the company estimates $39 of pre-tax unrealized losses related to forward currency contract hedges to be reclassified from other comprehensive income into earnings.

At December 31, 2011, the Company had entered into a series of forward currency exchange contracts. The contracts obligate the Company to purchase approximately CDN $7,645 in total. The contracts, which are in various amounts, mature between March 1, 2012 and August 17, 2012. Under the contracts, the Company will purchase Canadian dollars at exchange rates between 0.9482 and 1.0248. The Canadian to US dollar exchange rates was $0.9833 at December 31, 2011. At December 31, 2011, the Company had a forward currency contract to sell €800 at 1.4214. The Euro to US dollar exchange rate was 1.2939 at December 31, 2011. The unrealized currency exchange asset is reported under prepaid expense and other if it is an asset or under accrued expenses if it is a liability on the balance sheet at December 31, 2011 and 2010.

As of December 31, 2011, the Company had the following forward currency contracts:

Nature of Derivative	Amount		Type
Forward currency contract	CDN$	3,389	Not designated as hedge instrument
Forward currency contract		€800	Not designated as hedge instrument
Forward currency contract	CDN$	4,256	Cash flow hedge

The following table provides the location and fair value amounts of derivative instruments that are reported in the Consolidated Balance Sheet as of December 31, 2011 and 2010:

Total derivatives not designated as a hedge instrument

		Fair Value
Asset Derivatives	Balance Sheet Location	December 31, 2011	December 31, 2010
Foreign currency Exchange Contract	Prepaid expense and other	$114	$101

Liabilities Derivatives
Foreign currency Exchange Contract	Accrued expense	$(7)	$—

Total derivatives designated as a hedge instrument

		Fair Value
Asset Derivatives	Balance Sheet Location	December 31, 2011	December 31, 2010
Foreign currency Exchange Contract	Prepaid expense and other	$31	$59

Liabilities Derivatives
Foreign currency Exchange Contract	Accrued expense	$(70)	$—

The following tables provide the effect of derivative instruments on the Consolidated Statement of Income for 2011 and 2010:

Derivatives not designated as Hedge Instrument	Location of gain or (loss) recognized in Income Statement	Gain or (loss)
		2011	2010
Forward currency contracts	Foreign currency transaction gains (losses)	$(17)	$(80)

Derivatives designated as Hedge Instrument	Location of gain or (loss) recognized in Income Statement	Gain or (loss)
		2011	2010
Forward currency contracts	Net revenue	$100	$(62)

Note 6. CVS Operating Agreement

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

During July 2010 the Italian court administrator of CVS SpA approved the Company’s agreement to use certain assets of CVS SpA. This agreement is on a monthly rental fee basis and is for a duration of up to two years as the Italian insolvency process, “concordato preventivo” proceeds. Under this process, the creditors of CVS SpA and the court administrator will determine the resolution of the insolvency of CVS SpA. The administrator can elect to sell the assets of CVS SpA either in whole or piecemeal. Under the agreement, CVS Ferrari srl can use the rented CVS SpA assets for its own benefit but must return the assets at the expiration of the agreement. As part of its agreement it also agreed to enter into a standby letter of credit for one million euros to guarantee its commitments under the agreement. Also included, and subject to the agreement of the creditors, and the court process, was an offer to purchase the rental assets.

On September 24, 2010, Comerica Bank, N.A. (“Comerica”) issued a 1.0 million Euro standby letter in fulfillment of CVS’s obligations under the rental agreement. The standby letter of credit expires on July 31, 2012. Although Comerica has a security interest in substantially all the assets of the Company to support the standby letter of credit issued by Comerica, the issuance of the standby letter of credit does not impact Company’s availability under its revolving credit facilities it has with Comerica. On June 29, 2011, the Company entered into an agreement with CVS SpA in Liquidation to purchase on July 1, 2011 the assets that were being rented. The operating agreement was terminated on July 1, 2011, when the rented assets were transferred to CVS Ferrari srl. See Note 19 for further details.

Note 7. Sale Type Leases

The Company has entered into lease agreements with two of its customers to lease them three reach stackers. The Company has determined that the leases which, expire on June 15, 2013 and January 15, 2014, are both sales type leases.

Under the leases the Company is to receive minimum lease payments of:

Years	Amount
2012	$394
2013	276
2014	281

Receivable finance	$951

The Company has a reserve for unearned interest income of $68, which will be amortized into income over the life of the leases.

Note 8. Inventory

The components of inventory at December 31 are summarized as follows:

	2011	2010
Raw materials and purchased parts	$31,599	$22,928
Work in process	6,270	3,192
Finished goods and replacement parts	4,438	4,574

Inventories, net	$42,307	$30,694

The Company has established reserves for obsolete and excess inventory of $699 and $319 for the years ended December 31, 2011 and 2010, respectively.

Note 9. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	2011	2010
Land	$763	$910
Buildings	8,313	8,419
Machinery and equipment	5,526	3,790
Furniture and fixtures	466	295
Leasehold improvements	405	319
Computer software & equipment	817	721
Rental cranes	—	67
Motor vehicles	222	85

Totals	16,512	14,606
Less: accumulated depreciation	(5,495)	(3,947)

Net property and equipment	$11,017	$10,659

Depreciation expense was $1,284 (net of $380 amortization of deferred gain on building), $1,107 (net of $381 amortization of deferred gain on building), and $575 (net of $381 amortization of deferred gain on building, in 2011, 2010, and 2009 respectively. See Note 13 for information regarding capital leases.

Note10. Goodwill and Other Intangible Assets

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

	2011	2010	Useful Lives
Patented and unpatented technology	$12,695	$12,163	7-10 years
Amortization	(6,144)	(4,895)
Customer relationships	10,081	10,089	10-20 years
Amortization	(2,723)	(2,146)
Trade names and trademarks	7,287	5,995	25 years -
			Indefinite
Amortization	(1,143)	(903)
In process research and development	100	100	indefinite
Customer backlog	472	473	< 1 year
Amortization	(472)	(473)

Intangible assets	20,153	20,403
Goodwill	15,267	14,452

Goodwill and other intangibles	$35,420	$34,855

Amortization expense was $2,052, $2,032 and $1,879 for the periods ended December 31, 2011, 2010 and December 31, 2009, respectively.

Estimated amortization expense for the next five years and subsequent is as follows:

Amount
2012	$2,111
2013	2,111
2014	2,111
2015	2,111
2016	1,633
And subsequent	9,976

Total intangibles currently be amortized	$20,053
In process research and development, not currently being amortized	100

Total intangible assets	$20,153

Note 11. Accrual Detail

	As of December 31,
	2011	2010
Account payable:
Trade	$18,268	$14,317
Bank overdraft	153	130

Total accounts payable	$18,421	$14,447

Accrued expenses:
Accrued payroll	$669	$362
Accrued employee health	80	190
Accrued bonuses	1,007	756
Accrued vacation expense	348	387
Accrued consulting fees	263	101
Accrued rent	68	—
Accrued interest	141	153
Accrued commissions	481	510
Accrued expenses—other	347	325
Accrued warranty	698	577
Accrued income taxes	80	643
Accrued taxes other than income taxes	574	331
Accrued product Liability	113	—
Accrued liability on forward currency exchange contracts	77	—

Total accrued expenses	$4,946	$4,335

Note 12. Revolving Term Credit Facilities and Debt

Revolving Credit Facility

At December 31, 2011, the Company had drawn $19,133 under a revolving credit facility. The Company is eligible to borrow up to $22,500 with interest at the prime rate (prime was 3.25% at December 31, 2011). Alternatively, the Company can elect to take LIBOR based advances for a one, two or three month period, in which case interest is then equal to the applicable LIBOR interest rate plus 3.15%. At the end of specified period, the Company can elect to rollover the LIBOR based advance to another one, two or three month LIBOR based advance or can elect to convert the advance to a prime rate borrowing. The maximum amount available is limited to the sum of 85% of eligible receivables, and the lesser of 50% of eligible inventory or $14,000, plus $1,500. At December 31, 2011, the maximum the Company could borrow based on available collateral was capped at $22,500. The credit facility’s original maturity date was January 2, 2005. The maturity date was subsequently extended and the note is now due on April 1, 2015. The indebtedness is collateralized by substantially all of the Company’s assets. The facility contains customary limitations including, but not limited to, limitations on acquisitions, dividends, repurchase of the Company’s stock and capital expenditures. The agreement also requires the Company to have a Debt Service Ratio, as defined in the agreement, of 1.25 to 1.0 and Funded Debt to EBITDA Ratio, as defined in the agreement, of no greater than 5.25 to 1.0 through March 31, 2012, from June 30, 2012 through March 31, 2013 a ratio of no greater than 4.75 to 1.0 and on June 30, 2013 and thereafter a ratio of no greater than 4.25 to 1.0.

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

The above summarizes the terms of the revolving credit facility as of December 31, 2011. The Company executed certain amendments to its revolving credit facility between June 27, 2011 and June 29, 2011 and paid an amendment fee of $113. The amendments extended the maturity dates to April 1, 2015, increased the maximum borrowings to $22,500 from $20,500, modified advance formula, which increased the amount the Company can borrow, and decreased prime rate based interest rates by 1.5%. The amendment also added a provision which permits the Company to elect to take LIBOR based advances and added a new covenant which requires that the Company have a maximum Funded Debt to EBITDA Ratio at the end of a quarter.

On February 16, 2012, the Company and Comerica amended the revolving credit facility. The principal purpose of the Amendment was to increase the Revolving Credit Maximum Amount from $22,500 to $27,500. The Amendment also provides that Comerica is to receive a non-refundable amendment fee of $25.

Revolving Canadian Credit Facility

At December 31, 2011, the Company had drawn US $5,741 under a revolving credit agreement with a bank. The Company is eligible to borrow up to CDN $6,500 or US $6,391. The maximum amount available is limited to the sum of (1) 85% of eligible receivables plus (2) the lesser of 35% of eligible work-in-process inventory or CDN $500 plus (3) the lesser of 50% of eligible inventory less work-in-process inventory or CDN $3,500. At December 31, 2011, the maximum the Company could borrow based on available collateral was CDN $6,099 or US $5,977. The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets. The Company can borrow in either U.S. or Canadian dollars. For the purposes of determining availability under the credit line, borrowings in U.S. dollars are converted to Canadian dollars based on the most favorable spot exchange rate determined by the bank to be available to it at the relevant time. Any borrowings under the facility in Canadian dollars bear interest at the Canadian prime rate (the Canadian prime was 3.0% at December 31, 2011) plus 0.5%. Any borrowings under the facility in U.S. dollars bear interest at the U.S. prime rate (prime was 3.25% at December 31, 2011). The credit facility has a maturity date of April 1, 2015.

The above summarizes the terms of the revolving Canadian credit facility as of December 31, 2011, which incorporates the amendments to its revolving credit facilities executed on June 29, 2011. The amendments extended the maturity dates to April 1, 2015, increased the maximum borrowings to CDN $6,500 from CDN $5,500, modified advance formula, which increased the amount the Company can borrow, and decreased Canadian prime rate and U.S. prime rate based interest rates by 1.5%. The amendment also added a provision which permits the Company to elect to take LIBOR based U.S. dollar advances. In connection with the amendments the Company paid a $32 amendment fee.

Specialized Export Facility

On December 23, 2011, the Canadian Revolving Credit agreement was amended to add a $2,000 Specialized Export Facility that matures on March 11, 2013. Borrowings under the Specialized Export Facility are guaranteed by the Company and Export Development Canada, (“EDC”) a corporation established by an Act of Parliament of Canada. Under the Export Facility Liftking can borrow 90% of the total cost of material and labor incurred on export contracts which are subject to the EDC guarantee. The EDC guarantee, which expires on March 11, 2013, is issued under their export guarantee program and covers certain goods that are to be exported from Canada. At December 31, 2011, the maximum the Company could borrow based under the Specialized Export Facility was CDN $822 or US $808. Under this facility, the Company can borrow either Canadian or U.S. dollars. The Export Facility advances bear interest at the same rate as other advances received under Lifking’s revolving Canadian credit facility. Repayment of advances made under the Export Facility are due sixty days after shipment of the goods, or five business days after the borrower receives payment in full for the goods covered by the guarantee

(the “Scheduled Payment Date”) or upon the termination of the EDC guarantee. In connection with the Specialized Export Facility, the bank received a $10 commitment fee and the Company reimbursed the bank in the amount of $25 for a fee the bank paid to the EDC in exchange for their guarantee.

At December 31, 2011, the Company had no borrowing outstanding under the Specialized Export Facility.

Revolving Credit Facility—Equipment Line

At December 31, 2011, the Company had drawn $1,000 under a revolving credit facility with a bank. The Company is eligible to borrow up to $1,000, with interest at prime rate (prime was 3.25% at December 31, 2011). Alternatively, the Company can elect to take LIBOR based advances for a one, two or three month period, in which case interest is then equal to the applicable LIBOR interest rate plus 3.15%. At the end of specified period, the Company can elect to rollover the LIBOR based advance to another one, two or three month LIBOR based advance or can elect to convert the advance to a prime rate borrowing. The maximum amount available is limited to of 85% of eligible equipment. The maximum the Company could borrow on December 31, 2011 was $1,000. The credit facility has a maturity date of April 1, 2015.

The above summarizes the terms of the revolving credit facility—equipment line as of December 31, 2011, which incorporates the amendments to its revolving credit facilities executed on June 29, 2011. The amendments extended the maturity dates to April 1, 2015, increased the maximum borrowings to $1,000 from $500, and decreased prime rate based interest rates by 1.5%. The amendment also added a provision which permits the Company to elect to take LIBOR based advances.

Installment Note

On June 30, 2011, the Company borrowed $1,850 under an installment note. Under the Note, the Company is obligated to make forty-eight monthly installment payments of $39 plus accrued interest commencing on August 1, 2011. The Note, which matures on July 1, 2015, provides for interest of prime plus one percent (1.0%). The Note may be prepaid at any time without penalty or premium. The Company elected to make a prepayment of $800 in December 2011. In the event of default (as defined in the Second Amended and Restated Credit Agreement dated April 11, 2007, as amended), Comerica at its option may declare any or all of the indebtedness under this Note due and payable. The Note also provides for interest of prime plus four percent (4.0%) in the event of a default. The “Note” is collateralized by substantially all the assets of the Company. As of December 31, 2011, the note has a balance of $857.

Note Payable Issued to Acquire Badger Equipment Company

In connection with the Badger Equipment Company acquisition, the Company issued a note payable to the seller with a face amount of $2,750. The Company is obligated to make annual principal payments of $550 commencing on July 10, 2010 and on each year thereafter through July 10, 2014. Accrued interest under the promissory Note is payable quarterly commencing on October 1, 2009. The unpaid principal balance of the Term Note bears interest at 6% per annum. The holder of the note has been granted a security interest in the common stock of Badger Equipment Company, a subsidiary of the Company.

The note was recorded at its fair value on date of issuance at $2,440. The fair value of the promissory note was calculated to be equal to the present value of the future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of interest of 11% was determined to be the appropriate rate following an assessment of the risk inherent in the debt issue and the market rate for debt of this nature using corporate credit ratings criteria adjusted for the lack of public markets for this note. The calculated fair value was $2,440. The difference between face amount of the note and its fair value is being amortized over the life of the note ($207 through December 31, 2011), and is being charged to interest expense. As of December 31, 2011, the note has a balance of $1,547. As of December 31, 2011, there is $103 of unamortized discount that will be amortized over the remaining life of the note.

Note Payable—Terex

At December 31, 2011, the Company has a note payable to Terex Corporation for $1,250. The note which had an original principal amount of $2,000 was issued in connection with the purchase of substantially all of the domestic assets of Crane & Machinery, Inc. (“Crane”) and Schaeff Lift Truck, Inc., (“Schaeff”). During the purchase negotiations, the Company agreed to assist the sellers and GT Distribution LLC in restructuring certain debt owed to Terex Corporation (“Terex”). Accordingly, on October 6, 2008, the Company entered into a Restructuring Agreement with Terex and Crane pursuant to which the Company executed and delivered to Terex a promissory note in the amount of $2,000 that has an annual interest rate of 6%. Terex has been granted a lien on and security interest in all of the assets of the Company’s Crane & Machinery Division.

The Company is required to make annual principal payments to Terex of $250 commencing on March 1, 2009 and on each year thereafter through March 1, 2016. As long as the Company’s common stock is listed for trading on the NASDAQ or another national stock exchange, the Company may opt to pay up to $150 of each annual principal payment in shares of the Company’s common stock having a market value of $150. Accrued interest under the note is payable quarterly.

Note Payable Floor Plan

At December 31, 2011, the Company has a $1,198 note payable to a finance company. The funds were borrowed from the finance company under the terms of a floor plan financing agreement. On March 3, 2010, the lender informed the Company that they would discontinue providing floor plan financing to construction equipment dealers on June 3, 2010. The lender’ decision, however, did not impact any loans that were outstanding at June 3, 2010 and such loans continued under the terms and conditions that were in effect on the date the loan was made.

Under the floor plan agreement, borrowings are secured by all inventory financed by or leased from the lender and the proceeds there from. The terms and conditions of any loans, including interest rate, commencement date, and maturity date were determined by the lender upon its receipt of the Company’s request for an extension of credit.

The current balance $1,198 is comprised of borrowings of $644, $266 and $288 borrowed on December 30, 2008, January 12, 2009 and June 3, 2010. The interest rate on the outstanding advances is currently 6% per annum. The rate, however, may be increased upon the lender giving five days written notice to the Company. The Company is required to make monthly interest and principal payments. The monthly payment includes principal components of $21, $8 and $7, respectively.

Debt to Refinance Load King Acquisition Debt

On December 31, 2011, the Company owed $1,252 and $855 to a bank and the South Dakota Board of Economic Development (“BED”), respectively.

On November 2, 2011, the Company’s Load King subsidiary borrowed $1,258 and $858 from the bank and BED, respectively. In connection with the borrowings, Load King executed three promissory notes. Promissory notes in the amount $858 were delivered to the bank and BED. The, aforementioned, promissory notes are collateralized by a mortgage on the Company’s land and building located in Elk Point, South Dakota (“Bank Mortgage “ and “BED Mortgage”). Additionally, Load King executed and delivered to the bank a $400 promissory note, (“Equipment Note”) collateralized by the Company’s machinery and equipment located in Elk Point, South Dakota.

The funds received in connection with the above borrowing were used to repay a 7 year promissory note to Terex Corporation (“Terex”), which was issued in connection with the Load King acquisition. The terms of the new borrowing, which extends the repayment period and lowers interest rates are as described below. Additionally, in exchange for prepayment Terex agreed to reduce the principal amount of the note. As a result, the Company recorded a gain of approximately $194 in connection with early repayment of the promissory note held by Terex. This gain is reported in the Statement of Income as component of Other Income.

Under the terms of the Bank Mortgage, the Company is required to make 120 interest and principal payments. The first sixty payments of $6 per month are based on a 240 month amortization period and a 6% interest rate. On November 2, 2016, the interest rate will reset. The new interest rate will be equal to the monthly average yield on 5 Year Constant Maturity U.S. Treasury Securities plus 3.75%. The monthly interest and principal payment will be recalculated accordingly. A final balloon payment of unpaid principal and interest is due on November 2, 2021. At December 31, 2011, the Bank Mortgage has a remaining outstanding balance of $856.

Under the terms of the BED Mortgage, the Company is required to make 59 payments of $5 based on a 240 month amortization period and a 3% interest rate. A final balloon payment of unpaid principal and interest is due on November 2, 2016. The interest rate for the note is subject to Load King maintaining employment levels specified in an Employment Agreement between Load King and BED. If Load King fails to maintain agreed upon employment levels, Load King may be required to pay BED an amount equal to the difference between the interest paid and amount of interest that would have been paid if the loan had a 6.5% interest rate. At December 31, 2011, the BED Mortgage has a remaining outstanding balance of $855.

Under the Equipment Note, the Company is required to make monthly 84 monthly interest and principal payments. The first 60 payments will be for $6 and are based on an 84 month amortization period and a 6.25% interest rate. On November 2, 2016, the interest rate will reset. The interest rate will be equal to the monthly average yield on 5 year Constant Maturity of U.S. Treasury Securities plus 4.00%. The monthly principal and interest payments will be recalculated based on the new interest rate and will remain fixed for the next 24 months. As of December 31, 2011, the Equipment Note has a remaining outstanding balance of $396.

The Bank Mortgage, the BED Mortgage and the Equipment loans are guaranteed by Manitex International, Inc. and included customary events of default. In the event of default, the notes are subject to acceleration and a default interest rate as specified in the notes will apply.

Note Payable Issued to Acquire CVS Assets

In connection with the acquisition of CVS assets, the Company has non- interest bearing note payable in the amount of €2,350 ($3,041). The note is payable as follows: €17($23) within 90 days of July 1, 2011, and the remaining balance in five semi-annual installments of €467 ($604) payable on each December 30 and June 30 through December 30, 2013. The installment payment originally due on December 30, 2011 was paid on January 20, 2012. The Italian Court agreed in advance to extend the due date on the payment originally due on December 30, 2011.

The non-interest bearing promissory note was recorded at its fair value on date of issuance at €2,218 ($2,870). The fair value of the promissory note was calculated to be equal to the present value of the future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of interest of 4% was determined to be the appropriate rate following an assessment of the risk inherent in the debt issued and the market rate for debt of this nature using corporate credit ratings. The difference between face amount of the promissory note and its fair value is being amortized over the life of the note ($56 through December 31, 2011), and is being charged to interest expense. As of December 31, 2011, the promissory note has a balance of €2,261 or $2,926. As of December 31, 2011, there is $115 of unamortized discount that will be amortized over the remaining life of the note.

CVS Short-Term Working Capital Borrowings

At December 31, 2011, CVS had established demand credit facilities with four Italian banks. Under the facilities, CVS can borrow up to 25 Euro ($32) on an unsecured basis and up to an additional €2,130 ($2,756) as advances against orders, invoices and letters of credit. The maximum amount outstanding is limited to 80% of the assigned accounts receivable if there is an invoice issued or 50% if there is an order/contract issued. The banks will evaluate each request to borrow individually and determine the allowable advance percentage and interest rate. In making its determination the bank considers the customer’s credit and location of the customer. Additionally, the banks have agreed to provide guarantees (performance bonds) to customers up to €36 ($47).

At December 31, 2011, the banks had advanced CVS €1,390 ($1,798), at an interest rate from 2.45% to 2.98%. Additionally, the banks have issued guarantees of €36 ($47). Manitex International, Inc. has guaranteed all of CVS’s borrowings.

Note 13. Leases

Capital leases

The Company has a twelve year lease which expires in April 2018 that provides for monthly lease payments of $73 for its Georgetown, Texas facility. The lease has been classified as a capital lease. At December 31, 2011, the outstanding capital lease obligation is $3,509.

The Company has a five year lease which expires in July 10, 2014 that provides for monthly lease payments of $25 for its Winona, Minnesota facility. At the conclusion of the lease, the Company has an option to purchase the facility for $500 by giving notice to Landlord of its intent to purchase the Facility. The Landlord must receive such notice at least three months prior to end of the Lease term. At December 31, 2011, the Company has outstanding capital lease obligation of $1,127.

The Company has one additional capital lease. The lease is a 72 month lease for a forklift which expires on July 20, 2015 that provides for monthly leases payments of $1. As of December 31, 2011, the capitalized lease obligation related to aforementioned lease was $33.

Future Minimum Lease Payments are:

Years	Operating Leases	Capital Leases
2012	$1,252	$1,181
2013	1,234	1,181
2014	1,183	1,538
2015	729	880
2016	623	870
Subsequent	233	1,160

Total Minimum Lease Payments	$5,254	6,810

Less: imputed interest		(2,141)

Present value of minimum lease payment		$4,669

Capital Item – as of or for the year ended December 31, 2011	Cost	Accumulated Depreciation	Depreciation Expense	Interest Expense
Building—Georgetown, TX	$4,913	$2,284	$35	$522
Land & Building—Winona, MN	1,700	$141	57	77
Other Capitalized leases	51	18	7	3

Totals	$6,664	$2,443	$99	$602

Capital Item – as of or for the year ended December 31, 2010	Cost	Accumulated Depreciation	Depreciation Expense	Interest Expense
Building—Georgetown, TX	$4,913	$1,869	$35	$536
Land & Building—Winona, MN	1,700	$85	57	90
Other Capitalized leases	79	23	13	4

Totals	$6,692	$1,977	$105	$630

Sales and Leaseback—In accordance with ASC 840-40 Sales- Leaseback Transaction, at December 31, 2011 and 2010, the Company has deferred gain of $2,408 and $2,789, respectively, related to the sale and leaseback of Georgetown operating facilities. The deferred gain is being amortized over the life of the lease which reduces depreciation expense $380 annually.

Operating leases

The Company leases its Woodbridge, Ontario facility under an operating lease. Monthly payments under the lease are $40. The lease expires on November 29, 2014. The Company has an option to renew the lease for an additional five years at a rent which is mutually agreed. In the event that the parties cannot agree the lease has an arbitration provision. Total rent expense related to this lease was $492, $480 and $423 for the year ended December 31, 2011, 2010 and 2009, respectively.

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

The Company has the option to purchase the building by giving the landlord written notice at any time prior to the date that is 180 days prior to the expiration of the lease or any extension period. The landlord can require the Company to purchase the building if a change of Control Event, as defined in the lease, occurs by giving written notice to the Company at any time prior to the date that is 180 days prior to the expiration of the lease or any extension period. The purchase price, regardless whether the purchase is initiated by the Company or the landlord, will be the Fair Market Value as of the closing date of said sale. Rent expense for the current and former Bridgeview facility was $240, $322 and $444 for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company leases its 103,000 sq. ft. facility in Cadeo, Italy from Fratelli Ferrari Realty. The lease which was executed on June 30, 2011 is for 6 years and provides annual rent of €360 ($466) payable in monthly installments. The Company has an option to renew the lease for an additional six years at a rent which is mutually agreed. The Company has a conditional commitment to purchase the building on June 30, 2014 for €9,200. The commitment to purchase the building is contingent on CVS Ferrari srl being able to secure a mortgage on market terms for 75% of the purchase price.

The Company has various operating equipment leases with monthly payments ranging from less than $1 to $4 with various expiration dates through 2015. Total rent expense under these additional leases was $199, $203, and $92 for the years ended December 31, 2011, 2010, and 2009.

Note 14. Income Taxes

Information pertaining to the Company’s income before income taxes is as follows:

	Year ended December 31,
	2011	2010	2009
Income before income taxes:
Domestic	$3,460	$267	$1,436
Foreign	753	2,868	106

Total income before income taxes	$4,213	$3,135	$1,542

Information pertaining to the Company’s provision (benefit) for income taxes is as follows:

	Year ended December 31,
	2011	2010	2009
Provision (benefit) for income taxes:
Current:
Federal	$(35)	$(8)	$(217)
State and local	52	(33)	(45)
Foreign	332	977	114

	349	936	(148)
Deferred:
Federal	1,077	162	(1,817)
State and local	(7)	(9)	(132)
Foreign	14	(63)	—

	1,084	90	(1,949)

Total provision (benefit) for income taxes	$1,433	$1,026	$(2,097)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2011	2010
Deferred tax assets:
Current:
Accrued expenses and other liabilities	$923	$650
Long-term:
Other liabilities	427	51
Deferred gain	843	976
Net operating loss carryforwards	1,037	3,329
Tax credit carryforwards	814	782
Unrealized Foreign Currency Loss	117	111

Total deferred tax asset	4,161	5,899
Deferred tax liabilities:
Long-term:
Property, plant and equipment	676	956
Intangibles	4,149	4,517

Total deferred tax liability	4,825	5,473

Net deferred tax asset (liability)	$(664)	$426

The effective tax rate before income taxes varies from the current statutory federal income tax rate as follows:

	Year ended December 31,
	2011	2010
Statutory rate	34.00%	34.00%
State and local taxes	1.05	-1.32
Permanent differences	0.37	0.33
Tax credits	-2.18	-2.22
Change in valuation allowance	—	-4.01
Foreign operations	2.16	8.28
Other	-1.39	-2.33

	34.01%	32.73%

As of December 31, 2011, the Company has approximately $3,011 of federal net operating loss carryforwards. Such loss carryforwards expire beginning in 2024 through 2029, if not utilized. As of December 31, 2011, the Company has approximately $1,500 of Texas Temporary Margin Tax Credit that may be utilized through 2026, subject to certain annual limitations. Due to the limitations imposed on the Texas Temporary Margin Tax Credit, the Company has reflected a deferred tax asset in the table above of $573.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, is as follows:

	2011	2010
Balance at January 1	$131	$170
Increases in tax positions for prior years	29	8
Decreases in tax positions for prior years	(8)	(47)
Settlements	—	—

Balance at December 31	$152	$131

Of the amounts reflected in the above table at December 31, 2011, the entire amount would reduce the Company’s annual effective tax rate if recognized. The Company had approximately $33 of accrued interest as of December 31, 2011. The Company records accrued interest related to income tax matters in the provision for income taxes in the accompanying consolidated statement of income. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company files income tax returns in the United States, Canada and Italy as well as various state and local tax jurisdictions with varying statutes of limitations. The 2008 through 2011 tax years generally remain subject to examination by federal, foreign and most state tax authorities.

Note 15. Supplemental Cash Flow Disclosures

Interest received and paid, income taxes paid and non-cash transactions incurred during the years ended December 31, 2011, 2010, and 2009 were as follows:

	2011	2010	2009
Interest Paid	$2,552	$2,443	$1,828
Income Taxes	1,247	65	16
Non-Cash Transactions:
Acquisition note—Terex Load King	—	—	2,580
Acquisition note—Badger Equipment Company	—	—	2,440
Acquisition stock note—Terex Load King	—	—	250
Acquisition stock—Badger Equipment Company	—	—	976
Acquisition capital lease—Badger Equipment Company	—	—	1,656
Acquisition contingent consideration—Terex Load King	—	—	30
Acquisition note—CVS	2,870	—	—
Acquisition deferred payments—CVS	85	—	—
Legal settlement (see Note 24)	1,183	—	—
Terex Note payment paid in stock (1)	—	150	150
Manitex stock note (see Note 19) (2)	—	250	—
Reserves for uncertain tax positions	—	(39)	(27)

(1)	On March 1, 2010 and 2009, the Company issued 64,655 and 147,059 shares of its common stock to Terex Corporation, in lieu of $150 of the principal payment on the Term Note that was due on March 1, 2010 and 2009. These transactions are non-cash transactions. Accordingly, the cash flow statement excludes the impact of these transactions.
(2)	On January 6, 2010, the Company issued 130,890 shares of common stock to settle a promissory note issued on December 31, 2009 in connection with the Load King acquisition. The note was executed to ensure the delivery to the Seller of 130,890 shares of the Company’s Common Stock as provided for in the Purchase Agreement. This transaction is a non-cash transaction. Accordingly, the cash flow statement excludes the impact of this transaction.

Note 16. 401(k) Profit Sharing Plan

The Company’s sponsors a 401(k) plan. The plan is intended to cover all non-union United States based employees. The plan is open to employees 21 years of age & older. There is no minimum employment duration required before eligibility. The plan allows for monthly enrollment and contribution changes.

The Company suspended its discretionary matching contribution on February 15, 2009. On January 1, 2012, the Company again began to match participants’ contributions. The Company match currently in effect matches dollar for dollar participants’ contributions up to 3% of the participant’s income. There is no dollar limit regarding matched funds and the plan also calls for immediate vesting of the employer contribution component. The employer match is paid when payroll is processed.

The amount paid in matching contributions by the company for 2009 was $18.

Note 17. Accrued Warranties

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

The following table summarizes the changes in product warranty liability:

	2011	2010
Balance January 1,	$577	$550
Accrual for warranties issued during the year	1,363	1,988
Warranty services provided	(1,232)	(1,805)
Changes in estimates	(8)	(172)
Foreign currency translation	(2)	16

Balance December 31,	$698	$577

Note 18. Segment Information

The Company operates in two business segments: Lifting Equipment and Equipment Distribution.

The Lifting Equipment segment is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes, predominately through a network of dealers, a diverse group of products that serve different functions and are used in a variety of industries. The Company markets a comprehensive line of boom trucks and sign cranes, a complete line of rough terrain forklifts, including both the Liftking and Noble product lines, as well as special mission oriented vehicles, and other specialized carriers, heavy material handling transporters and steel mill equipment. The Company also manufacturers a number of specialized rough terrain cranes and material handling products, including a 30-ton model, the first in new line of specialized high quality rough terrain cranes. The Company lifting products are used in industrial applications, energy exploration and infrastructure development in the commercial sector and for military applications. The company’s specialized rough terrain cranes primarily serve the needs of the construction, municipality, and railroad industries. Additionally, as of January 1, 2010, the Company began to manufacture and distribute custom trailers and hauling systems typically used for transporting heavy equipment, the trailer business serves niche markets in the commercial construction, railroad, military, and equipment rental industries through a dealer network.

During the third quarter 2010, CVS Ferrari, srl, our recently formed Italian subsidiary located near Milan, commenced operations. CVS Ferrari, srl used through June 30, 2011 certain assets in its operations that it rented from CVS SpA under an exclusive rental agreement while CVS SpA proceeds through the Italian bankruptcy process (concordato preventivo). On June 29, 2011, the Company entered into an agreement with CVS SpA in Liquidation to purchase on July 1, 2011 the assets that were being rented. The rental agreement was terminated on July 1, 2011, when the rented assets were transferred to CVS Ferrari srl. See Note 19 for further details.

The Equipment Distribution segment located in Bridgeview, Illinois is a distributor of Terex rough terrain and truck cranes, Fuchs material handlers and Manitex boom trucks and sky cranes. The Equipment Distribution segment predominately sells its products to end users, including the rental market. Its products are used primarily for infrastructure development and commercial constructions, applications include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance. The Equipment Distribution segment supplies repair parts for a wide variety of medium to heavy duty construction equipment and sells both domestically and internationally. The segment also provides repair services in the Chicago area. In the second quarter of 2010, the Company expanded our Equipment Distribution segment by creating a new division, North American Equipment Exchange, (“NAEE”) to market previously-owned construction and heavy equipment, domestically and internationally. This Division provides a wide range of used lifting and construction equipment of various ages and condition, and the Company has the capability to refurbish the equipment to the customers’ specification.

Acquisitions accounted for as purchases have been included in the Company’s results from their respective dates of acquisition: July 10, 2009 for Badger Equipment Company; and December 31, 2009 for the assets of Manitex Load King, Inc. Results for CVS Ferrari are included in the Company’s results from commencement of operations from July 1, 2010. On July 1, 2011, CVS Ferrari, Srl purchased the intangible assets and the machinery and equipment that CVS had previously rented from CVS SpA in Liquidation pursuant to a purchase agreement dated June 29, 2011. Additionally on June 29, 2011, CVS entered into a second agreement which also closed on June 29, 2011 with Cabletronic, Srl to acquire software and electronic know-how that is used in the products manufactured by CVS. Assets as well as associated depreciation and amortization for assets purchased from Cabletronic Srl and CVS SpA in Liquidation are included in the Company’s financial results from their respective dates of acquisition June 29, 2011 and July 1, 2011, respectively.

The following is financial information for our two operating segments, i.e., Lifting Equipment and Equipment Distribution. The below financial information includes results for each of the above acquisitions from the respective date of acquisition:

	Year ended December 31,
	2011	2010	2009
Net Revenues
Lifting Equipment	$130,305	$88,736	$52,392
Equipment Distribution	11,986	7,139	3,495

Total	$142,291	$95,875	$55,887
Operating Earnings
Lifting Equipment	$11,069	$8,722	$5,420
Equipment Distribution	64	33	(79)
Corporate expenses	(4,532)	(3,218)	(1,997)

Total operating income	$6,601	$5,537	$3,344
Total Assets
Lifting Equipment	$115,211	$99,702	$89,384
Equipment Distribution	6,255	5,595	5,154
Corporate	125	220	147

Total	$121,591	$105,517	$94,685

Total foreign source net revenue was approximately $66,864, $37,410, and $15,135 for the years ended December 31, 2011, 2010, and 2009, respectively. Total long-lived assets related to the Company’s foreign operations were approximately $5,656 and $787 for the years ended December 31, 2011 and 2010, respectively. Information of external net revenues and long lived asset information by country is shown on the below tables:

The following is a summary of goodwill by segment:

	Year ended December 31,
	2011	2010	2009
Goodwill—Lifting Equipment Segment
Balance January 1	$14,177	$14,177	$14,177
Goodwill related to CVS acquisition (see Note 19)	815	—	—

Balance December 31,	$14,992	$14,177	$14,177

	Year ended December 31,
	2011	2010	2009
Goodwill—Equipment Distribution Segment
Balance January 1 and December 31	$275	$275	$275

Total goodwill at December 31,	$15,267	$14,452	$14,452

Net Revenues

	2011	2010	2009
United States	$75,427	$58,465	$40,752
Canada	30,771	23,755	10,372
Italy	15,861	1,064
France	4,647	278
Korea	3,398	1,029
United Arab Emirates	1,931	2,264	2,453
Brazil	1,443	2,434
Russia	1,369	435
Mexico	1,296	510	643
Switzerland	1,134
Germany	984
Algeria		2,790
Spain	1	357	524
Other	4,029	2,494	1,143

	$142,291	$95,875	$55,887

Company attributes revenue to different geographic areas based on where items are shipped or services are performed.

Long Lived Assets

	2011	2010
United States	$44,726	$50,027
Canada	766	787
Italy	4,890	—

Total Long-Lived Assets	$50,382	$50,814

Long-Lived Assets are based on where the operating unit is domiciled.

Due to the nature of the Company’s business, the Company’s sales are concentrated with a small number of customers comprising a significant percentage of revenues. In 2011, no customers accounted for more than 10% of the Company’s net revenues. In 2010, one customer accounted for 11% of revenue. In 2009, no single customer represented 10% or greater of total Company revenues.

Note 19. Acquisitions

Badger Equipment Company

On July 10, 2009, Manitex International, Inc. completed the acquisition of 100% of the capital stock of Badger Equipment Company, a Minnesota corporation, (“Badger”) pursuant to a Stock Purchase Agreement (the “Purchase Agreement”) with Avis Industrial Corporation, an Indiana corporation (“Avis”). Badger produces specialized rough terrain cranes and material handling products, including a 30-ton model, the first in a new line of specialized high quality rough terrain cranes. Badger primarily serves the needs of the construction, municipality, and railroad industries. The Company acquired Badger primarily to obtain the recently developed new 30 ton Rough Terrain crane together with Badger’s long standing crane legacy and niche customer relationships. These provide significant additional markets for the Company and are also strategically aligned with its existing lifting equipment segment.

During the assessment of the Badger acquisition it became apparent that the transaction may result in a bargain purchase. The Company’s initial view was that a favorable price had been negotiated due to there being no open market sale process due to the long standing relationship with Avis since 2000. In addition, Avis did not use any outside advisors for the transaction and needed to focus on its core (mainly automotive) businesses that were under significant pressure in the current economy. The Company engaged a valuation expert and a tax advisor to provide guidance and assistance to management which was considered and in part relied upon in completing its purchase price allocation. A physical inventory count of the inventory and fixed assets was conducted. As required by accounting standard, FASB ASC 805-30-30, a reassessment was conducted to ensure that assets and liabilities were completely identified and fairly valued which included a decision to further review the fair value of the real estate and a further review of the fair value of consideration given including the stock in Manitex International Inc and the interest bearing promissory note.

The fair value of the purchase consideration was $5,112 as follows:

Fair Value
Cash	$40
300,000 shares of Manitex International, Inc. stock	976
Interest-bearing promissory note	2,440
Capital lease obligation	1,656

Total purchase consideration	5,112
Less: non-cash items and cash received;
Manitex International, Inc. common stock	(976)
Promissory note	(2,440)
Capital lease	(1,656)
Cash received in the acquisition	(1)

Net cash consideration paid	$39

Purchase Price allocation
Cash	$1
Inventory	2,301
Machinery & equipment	698
Land & buildings	1,700
Accounts receivable	604
Deferred taxes	345
Prepaid expenses	10
Trade names & trademarks	600
Unpatented technology	810
In-process research and development	100
Dealer relationships	440
Accounts payable	(560)
Accrued expenses	(354)
Deferred tax liability	(683)
Gain on bargain purchase	(900)

Net assets acquired	$5,112

Manitex International, Inc. stock—The fair value of the stock consideration was established using the guideline public company method to establish an enterprise value for the Company at the transaction date, which resulted in a per share value of $3.25 or an aggregate value of $976 for the three hundred thousand shares. While the NASDAQ closing price was considered in the valuation of fair value, the market price of the Company’s stock is only one indicator. It is the Company’s opinion that the NASDAQ closing price was not a reliable indicator of the value for the Company, at the date of acquisition. The conclusion is based on the fact that trading volume of the Company’s stock is very limited, the Company does not provide guidance nor is there is any significant analyst coverage. Furthermore, very modest sized trades can impact the stock price significantly because the trading volume is so low.

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

Trade names and trademarks and Unpatented Technology: Valued using the Relief from Royalty method, a form of both the Market Approach and the Income Approach. Because the Company has established trade names and trademarks and has developed unpatented technology, the Company estimated the benefit of ownership as the relief from the royalty expense that would need to be incurred in absence of ownership.

In-process research and technology and dealer relationships: Because there is a specific earnings stream that can be associated exclusively with the in-process research and development and with the dealer relationships, the Company determined the discounted cash flow method was the most appropriate methodology for valuation.

Gain on bargain purchase: In accordance with ASC 805, any excess of fair value of acquired net assets over the acquisition consideration results in a bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired and liabilities assumed have been properly valued. The Company, together with its advisors, underwent such a reassessment, and as a result, has recorded a gain on bargain purchase of $900. In accordance with acquisition method of accounting, any resulting gain on bargain purchase must be recognized in earnings on the acquisition date. The gain on bargain purchase is disclosed on a separate line in the Company consolidated statement of income. The Company believes that the gain on bargain purchase resulted from the negotiation of a favorable price for Badger due to there being no open market sale process due to the long standing relationship with Avis since 2000, Avis not using any outside advisors for the transaction and the fact that Avis needed to focus on its core (mainly automotive) businesses that were under significant pressure in the current economy.

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

The fair value of the purchase consideration was $2,960 as follows:

Fair Value
Cash	$100
130,890 shares of Manitex International, Inc. stock	250
Interest-bearing promissory note	2,580
Contingent consideration	30

Total purchase consideration	2,960
Less: none cash items and cash received;
Manitex International, Inc. common stock	(250)
Promissory note	(2,580)
Contingent consideration	(30)

Net cash consideration paid	$100

Manitex International, Inc. stock. The fair value of the stock consideration was determined to be $250, as the Asset Purchase Agreement contained a methodology to determine the number of shares equal to $250.

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

Trade names and trademarks and unpatented technology: Valued using the Relief from Royalty method, a form of both the Market Approach and the Income Approach. Because the Company has established trade names and trademarks and has developed unpatented technology, the Company estimated the benefit of ownership as the relief from the royalty expense that would need to be incurred in absence of ownership.

Gain on bargain purchase: In accordance with ASC 805, any excess of fair value of acquired net assets over the acquisition consideration results in a bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired and liabilities assumed have been properly valued. The Company, together with its advisors, underwent such a reassessment, and as a result, has recorded a gain on bargain purchase of $2,915. In accordance with acquisition method of accounting, any resulting gain on bargain purchase must be recognized in earnings on the acquisition date. The gain on bargain purchase is disclosed on a separate line in the Company consolidated statement of income for year ended December 31 2009. The Company believes that the gain on bargain purchase resulted from the negotiation of a favorable price for Load King due to the transaction being completed with a motivated seller who desired to restructure its operations and focus on core competencies. Additionally, although the Seller employed an investment banker to solicit potential buyers, Manitex was the only bidder identified willing to consummate a transaction with terms attractive to Terex (i.e. the only bidder who was willing to purchase substantially all the assets of Load King).

Acquisition transaction costs: The Company incurred $54 in legal fees in connection with the Load King acquisition. Due diligence and other activities were performed by internal Company employees. Internal cost and legal fees are recorded in recorded in selling, general and administration expense in 2009. Costs for prior years’ audits, valuation and tax services performed after December 31, 2009 are approximately $86 and have been recorded in the first quarter of 2010.

The results of the acquired Load King operations have been included in our consolidated statement of income since the acquisition date. The results of Load King also form part of the segment disclosures for the Lifting Equipment segment.

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

Basic shares outstanding were increased by 275,514 and diluted shares outstanding were increased by 273,450 for 2009.

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

Total Consideration for the acquired assets is as follows:

	Euros	U.S. Dollars (3)
Per the Purchase agreement	€2,817	$4,089
Per Cabletronic agreement	100	145
Stamp taxes and notary fees	91	132
Assumed liabilities	500	726

Sub-total	3,508	$5,092
Present value adjustment related to a non-interest bearing note (1)	(132)	(192)

Total consideration	3,376	4,900
Less: non-cash amounts
Deferred payments (2)	(2,284)	(3,315)

Cash consideration	€1,092	$1,585

Purchase Price Allocation
Machinery and equipment	€1,336	$1,939
Trade names and trademarks	1,000	1,452
Patented and unpatented technology	410	595
Goodwill	630	914

Net assets acquired	€3,376	$4,900

(1)	Under the terms of the purchase agreement €2,350 payable without interest with €17 payable within 90 days of July 1, 2011 and the balance of €2,333 in bi-annual payment of €468 every 6 months being on December 31, 2011. It was determined that the present value of the €2,333 note is €2,218 based on 4% discount interest rate. It was determined that a 4% rate was appropriate taking into account current interest rates and the inherent risk.
(2)	The non-cash consideration is comprised of the present value of the above described note of €2,218 and €66 which represents two payment of €33 related to Cabletronic agreement which are payable on October 30, 2011 and January 12, 2012, respectively.
(3)	The CVS acquisition was consummated in Euros. The U.S dollar conversions above and elsewhere in this note are based on the exchange rates on the transaction date. As such, the balances in U.S. dollars shown above will differ from the amounts reflected in our December 31, 2011 balance sheet and other notes in the our financial statements as exchanges rates on July 1, 2011 and December 31, 2011 are different.

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

Assumed Liabilities

In connection with the transactions, the Company assumed the liability of €500 (approximately $726).

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

Conditional Future Purchase Commitment and Other Payments

On June 29, 2011, upon the signing of the Purchase Agreement a conditional commitment became effective to purchase the building in which CVS Ferrari srl operates. Under the agreement, CVS Ferrari srl has a commitment to purchase the building on June 30, 2014 for €9,200. The commitment to purchase the building is contingent on CVS Ferrari srl being able to secure a mortgage on market terms for 75% of the purchase price.

The former owners of CVS SpA agreed to enter into consultancy contracts for the provision of future services to CVS Ferrari srl. Included into these agreements is a potential bonus plan for each year from 2011 to 2015, under which, the Consultant shall accrue the right to receive 20% of the EBITDA in excess of 6% of the sales volume of the business. At the time of the acquisition the Company estimated that the fair value of this agreement was zero.

Pro Forma Results

Pro forma results have not been provided in connection with the CVS acquisitions as they are materially different than reported results. Pro forma information is not available as CVS SpA was in Liquidation and has not operated since December 31, 2008.

Note 20. Equity

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

The Series A Warrants and the Series B Warrants (together the “Warrants”) were issued upon the closing of a private placement on November 15, 2006 and will be exercisable after the sixth month anniversary of the issuance date of the Warrants until November 15, 2011. The Series A warrant holders can purchase 550,000 shares of the Company’s common stock. The Series A Warrants have an exercise price of $4.05 per share. The Series B warrant holders can purchase 550,000 shares of the Company’s common stock. The Series B Warrants have an exercise price of $4.25 per share. During the 2007, the warrant holders exercised 100,000 Series A warrants and 346,000 Series B warrants. During 2011, the warrant holders exercised 191,199 Series A warrants and 258,801 Series A warrants expired. During 2011, the warrant holders exercised 75,369 Series B warrants and 128,631 Series B warrants expired.

On November 15, 2006, the Company also issued warrants to purchase an aggregate of 192,500 shares of the Company’s common stock to a finder and to Roth Capital Partners, LLC for acting as placement agent in connection with the private placement that closed on November 15, 2006. These warrants will be exercisable until November 15, 2011, and have an exercise price of $4.62 per share. The warrants aforementioned warrants expired on November 15, 2011.

On June 18, 2007, the Company and Hayden Communications, Inc. (“Hayden”) entered into a contract under which Hayden will provide public and investor relation services to the Company for a period of one year. The contract provides for the issuance of 15,000 warrants to Hayden Communications, Inc. Each warrant allows Hayden to purchase one share of Company Common Stock for $7.08 per share. The warrants are exercisable beginning on June 15, 2008 and expire on June 15, 2011. The warrants are exercisable on a cashless basis under certain circumstances. The warrants and underlying common stock are not registered under federal or state securities laws and, therefore, may not be sold or transferred by Hayden in the absence of registration or an exemption there from. The warrants issued to Hayden expired on June 18, 2011.

At December 31, 2011, 2010 and 2009 the Company had issued and outstanding warrants as follows:

Number of Warrants Shares			Exercise Price	Expiration Date	Reason for Issuance
December 31,
2011	2010	2009
—	450,000	450,000	$4.05	November 15, 2011	Private placement
—	204,000	204,000	$4.25	November 15, 2011	Private placement
—	192,500	192,500	$4.62	November 15, 2011	Placement Agent Fee
—	15,000	15,000	$7.08	June 15, 2011	Investor Relation Service
105,000	105,000	105,000	$7.18	September 11, 2012	Placement Agent Fee

The following table contains information regarding warrants for the years ended December 31, 2011, 2010 and 2009 respectively:

	2011		2010		2009
	Warrants	Price per Share	Warrants	Price per Share	Warrants	Price per Share
Outstanding on January 1	966,500	$4.05-7.18	966,500	$4.05-7.18	966,500	$4.05-7.18
Exercised	(266,568)	$4.05 -4.25
Cancelled (expired)	(594,932)	$4.05-7.08
Outstanding on December 31	105,000	$7.18	966,500	$4.05-7.18	966,500	$4.05-7.18
Weighted average exercise price	$7.18		$4.59		$4.59
Weighted average remaining life of warrants at December 31	0.68 years		0.97 years		1.97 years

Cancelled (Expired) Warrants

On June 18, 2011, the Company cancelled 15,000 warrants issued to Hayden that expired on that date. On November 15, 2011, the Company cancelled 579,932 warrants that had expired on that date. In connection with the cancellation of warrants, approximately $1,098 which was previously included in stockholders equity under the caption entitled “warrants” was transferred to “paid in capital”. The amount transferred represents the value of the expiring warrant, as it was determined on the issue date of the warrants.

Stock Issuance

On January 2, 2009, the Company issued in aggregate 103,375 shares of common stock to employees pursuant to restricted stock units issued under the Company’s 2004 Incentive Plan, which vested on that date.

On March 1, 2009, the Company issued 147,059 shares of common stock to the Terex Corporation as the Company elected to pay $150 of the annual principal payment due March 1, 2009 in shares of the Company’s common stock. The share price for the transactions was the average closing price for the twenty trading days ending the day before the payment is due. See note 12.

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

The Company issued the shares of common stock to employees and Directors at various times during 2010 as restricted stock units issued under the Company’s 2004 Incentive Plan vested. Upon issuance entries were recorded to increase common stock and decrease paid in capital for the amounts shown below. The following is a summary of stock issuances that occurred during 2010:

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
January 5, 2010	Employees	1,500	$3
January 6, 2010	Employees	4,000	9
January 18, 2010	Employees	1,000	2
January 28, 2010	Employees	10,500	21
February 1, 2010	Employees	5,500	12
March 31, 2010	Employees	1,320	6
October 1, 2010	Employees	16,831	106
December 31, 2010	Directors	6,800	6

		47,451	$165

The Company issued the shares of common stock to employees and Directors at various times during 2011 as restricted stock units issued under the Company’s 2004 Incentive Plan vested. Upon issuance entries were recorded to increase common stock and decrease paid in capital for the amounts shown below. The following is a summary of stock issuances that occurred during 2011:

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
January 1, 2011	Employees	10,000	$38
March 15, 2011	Directors	6,617	37
March 31, 2011	Employees	1,360	6
December 31, 2011	Directors	4,950	28

		22,927	$109

On November 15, 2011, the Company issued 266,568 shares of common stock as warrant holders exercised 191,199 Series A warrants and 75,369 Series B warrants. The exercise of warrants resulted in an increase in common stock of $1,554 of which $1,095 represents cash received upon the exercise of the warrants and the balance of approximately $459 represents the value of exercised warrants determined upon issuance of the warrants on November 15, 2006. As a result of the exercise, the $459 which was previously included in stockholders equity under the caption warrants is transferred to common stock.

Stock Repurchase

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

	8,830

On January 1, 2011, , the Company purchased 3,065 shares of Common Stock at the December 31, 2010 closing price of $3.85 from an employee. The stock was purchased from the employee to satisfy employees’ withholding tax obligations related to January 1, 2011 stock issuance described above.

2004 Equity Incentive Plan

In 2004, the Company adopted the 2004 Equity Incentive Plan and subsequently amended and restated the plan on May 28, 2009. The maximum number of shares of common stock reserved for issuance under the plan is 500,000 shares. The total number of shares reserved for issuance may, however, may be adjusted to reflect certain corporate transactions or changes in our capital structure. Employees and members of the board of directors who are not our employees or employees of an affiliate are eligible to participate in the plan. The plan is administered by a committee of the board comprised of members who are outside directors. The plan provides that the committee has the authority to, among other things, select plan participants, determine the type and amount of awards, determine award terms, fix all other conditions of any awards, interpret the plan and any plan awards. Under the plan, the committee can grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units, except Directors may not be granted stock appreciation rights, performance shares and performance units. During any calendar year, participants are limited in the number of grants they may receive under the plan. In any year, an individual may not receive options for more than 15,000 shares, stock appreciation rights with respect to more than 20,000 shares, more than 20,000 shares of restricted stock and/or an award for more than 20,000 performance shares or restricted stock units or performance units. The plan requires that the exercise price for stock options and stock appreciation rights be not less than fair market value of our common stock on date of grant.

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

On December 18, 2008, the Company awarded under the Amended and Restated 2004 Equity Incentive Plan 103,375 and 21,155 restricted stock units to employees and to the independent Directors, respectively. The restricted stock units are subject to the same conditions as the restricted stock awards except the restricted stock units will not have voting rights and the common stock will not be issued until the vesting criteria are satisfied. The employee restricted stock units vested on January 2, 2009, following the Company’s final determination that each of the employees had met certain performance objectives. The units granted to Directors will vest 36.7%, 31.2% and 32.1% on December 31, 2008, December 31, 2009 and December 31, 2010 respectively. The restricted stock units awarded were valued at $112 or $0.90 per share, which was the closing price of the Company’s common stock on the date of grant. The value of the restricted stock units is being charged to compensation expense over the vesting period, Compensation expense in 2011, 2010 and 2009 includes $103, $78 and $86 related to restricted stock units, respectively. Compensation expense related to restricted stock units will be $28 for the year 2012.

The Company awarded under the Amended and Restated 2004 Equity Incentive Plan a total of 26,667 and 22,500 restricted stock units to employees and directors during 2011 and 2010, respectively. The restricted stock units are subject to the same conditions as the restricted stock awards except the restricted stock units will not have voting rights and the common stock will not be issued until the vesting criteria are satisfied.

The following is a summary of restricted stock units that were awarded during 2011 and 2010:

2011 Grants	Vesting Date	Number of Restricted Stock Units	Closing Price on Date of Grant	Value of Restricted Stock Units Issued
January 1, 2011	January 1, 2011	10,000	$3.85	$38
March 15, 2011	6,667 units March 15, 2011; 4,950 units December 31, 2011 and 5,000 units December 31, 2012	16,667	$5.56	93

		26,667		$131

2010 Grants	Vesting Date	Number of Restricted Stock Units	Closing Price on Date of Grant	Value of Restricted Stock Units Issued
January 1, 2010	January 28, 2010	10,000	$1.92	$19
January 5, 2010	January 5, 2010	1,500	$2.19	3
January 6, 2010	January 6, 2010	4,000	$2.19	9
January 18, 2010	January 18, 2010	1,000	$2.30	2
January 28, 2010	January 28, 2010	500	$2.30	1
February 1, 2010	February 1, 2010	5,500	$2.25	12

		22,500		$46

The following table contains information regarding restricted stock units for the years ended December 31, 2011, December 31, 2010 and, December 31, 2009, respectively:

	Restricted Stock Units
	2011	2010	2009
Outstanding on January 1,	1,360	26,379	160,689
Issued	26,667	22,500	—
Vested and issued	(19,862)	(38,621)	(129,018)
Vested—issued and repurchased for income tax withholding	(3,065)	(8,830)	(2,619)
Forfeited	—	(68)	(2,673)

Outstanding on December 31	5,100	1,360	26,379

Note 21. Recent Accounting Guidance

Recently Adopted Accounting Guidance

On January 1, 2011, the Company adopted ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force.” This ASU amended the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2011, the Company adopted ASU No. 2010-29, Business Combinations (Topic 805). This ASU clarifies the acquisition date that should be used for reporting pro forma financial information for business combinations. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date had been completed as of the beginning of the comparable prior annual reporting period. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-09, Compensation-Retirement Benefits-Multiemployer Plans. ASU 2011-09 is intended to enhance the disclosure requirements for employers participating in multiemployer pension plans to improve transparency and increase awareness of the commitments and risks involved with participation in multiemployer plans. The new accounting guidance requires employers participating in multiemployer plans to provide additional quantitative and qualitative disclosures to provide users with more detailed information regarding an employer’s involvement in multiemployer plans. The new standard is effective for fiscal years ending after December 15, 2011. The adoption of this standard on December 31, 2011 did not have a material impact on the Company’s consolidated financial statements.

The Company participates in two multiemployer defined benefit pension plans under the terms of a collective-bargaining agreement that covers three employees with Automobile Mechanics Local 701. Both of the funds are considered to be less than 65% funded. The Company’s contributions to these plans were $16, $11 and $14 in 2011, 2010 and 2009, respectively. The Company’s total contributions for the past three years are substantially less than 1% of total contributions. The collective-bargaining agreement covering these employees expired on September 30, 2011 and an extension is currently being negotiated. After assessing future required contributions and/or the potential liabilities associated with withdrawing from these plans the Company has concluded that none of these plans are significant.

On October 1, 2011, the Company early adopted Accounting Standard Update (“ASU”) 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” This ASU simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted. The Company has incorporated this guidance into its goodwill testing for impairment. See Note 3 for additional information

Accounting Guidance Issued But Not Adopted as of December 31, 2011

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

In June 2011, the FASB issued ASU 2011-05—Presentation of Comprehensive Income (“ASU 2011-05”), requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. For public companies, ASU 2011-05 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2011, with earlier adoption permitted. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which defers certain aspects of ASU 2011-05 related to the presentation of reclassification adjustment. The adoption of the revised guidance on January 1, 2012 is not expected to have a material impact on the Company’s consolidated financial statements. The new presentation will be included in the Company’s Quarterly Reporting on Form 10-Q for the quarter ended March 31, 2012.

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

The following is a schedule as of December 31, 2011 of our long-term contractual commitments, future minimum lease payments under non-cancelable operating lease arrangements and other long-term obligations.

			Payments due by period
	Total	2012	2013	2014	2015	2016	Thereafter
Revolving credit facilities	$25,874	$—	$—	$—	$25,874	$—	$—
Installment note	857	463	394	—	—	—	—
Term loan	7,831	2,658	2,078	810	369	1,061	855
CVS working capital borrowings (short-term note)	1,798	1,798	—	—	—	—	—
Floor Plan	1,198	431	431	295	41	—	—
Operating lease obligations	5,254	1,252	1,234	1,183	729	623	233
Capital lease obligations (3)	6,810	1,181	1,181	1,538	880	870	1,160
Legal settlement (See note 24)	1,075	60	29	30	32	34	890
Purchase obligations (1)	36,905	36,905	—	—	—	—	—

Total	$87,602	$44,748	$5,347	$3,856	$27,925	$2,588	$3,138

(1)	Except for a very insignificant amount, purchase obligations are for inventory items. Purchase obligations not for inventory would include research and development materials, supplies and services.
(2)	At December 31, 2011, the Company had unrecognized tax benefits of $152 for which the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective tax authority. Thus, these liabilities have not been included in the contractual obligations table. See footnote 14.

(3)	Capital lease obligations include imputed interest.

Note 23. Transactions between the Company and Related Parties

In the course of conducting its business, the Company has entered into certain related party transactions.

The Company, through its subsidiaries, purchases and sells parts to GT Distribution, LLC. (“GT”) including its subsidiaries, BGI USA, Inc. (“BGI”) and SL Industries, Ltd (“SL”). BGI is a distributor of assembly parts used to manufacture various lifting equipment. SL Industries, Ltd is a Bulgarian subsidiary of GT that manufactures fabricated and welded components used to manufacture various lifting equipment. GT is owned by a Senior Vice President of Manitex International, Inc.

The Company through its Manitex Liftking subsidiary provides parts and services to LiftMaster, Ltd (“LiftMaster”) or purchases parts or services from LiftMaster. LiftMaster is a rental company that rents and services rough terrain forklifts. LiftMaster is owned by the Vice President of a wholly owned subsidiary of the Company, Manitex Liftking, ULC, and a relative.

As of December 31, 2011 the Company had an accounts receivable of $54 from LiftMaster and accounts payable of $442 and $81 to GT and LiftMaster, respectively. As of December 31, 2010, the Company had net payables of $473 and $8 to GT and LiftMaster, respectively.

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

	2011	2010	2009
Bridgeview Facility (1)	$240	$140	$—
Sales to:
BGI	—	—	7
SL Industries, Ltd	216	3	1
LiftMaster (2)	6	117	31

Total Sales	222	120	39
Purchases from:
SL Industries, Ltd	3,321	2,334	1,394
LiftMaster (2)	26	46	26
BGI	197	206	698

Total Purchases	$3,544	$2,586	$2,118

1.	The Company leases its 40,000 sq. ft. Bridgeview facility from an entity controlled by Mr. David Langevin, the Company’s Chairman and CEO. Pursuant to the terms of the lease, the Company makes monthly lease payments of $20. The Company is also responsible for all the associated operations expenses, including insurance, property taxes, and repairs. The lease will expire on June 30, 2016 and has a provision for six one year extension periods. The lease contains a rental escalation clause under which annual rent is increased during the initial lease term by the lesser of the increase in the Consumer Price Increase or 2.0%. Rent for any extension period shall however, be the then-market rate for similar industrial buildings within the market area. The Company has the option, to purchase the building by giving the Landlord written notice at any time prior to the date that is 180 days prior to the expiration of the lease or any extension period. The Landlord can require the Company to purchase the building if a change of Control Event, as defined in the agreement occurs by giving written notice to the Company at any time prior to the date that is 180 days prior to the expiration of the lease or any extension period. The purchase price regardless whether the purchase is initiated by the Company or the landlord will be the Fair Market Value as of the closing date of said sale.
(2)	The Company provides parts and services to LiftMaster, Inc. LiftMaster is a rental company that rents and services rough terrain forklifts. LiftMaster is owned by a relative of the Officer of Manitex Liftking, ULC.

Note 24. Legal Proceedings and Other Contingencies

The Company is involved in various legal proceedings, including product liability, employment related issues, and workers’ compensation matters which have arisen in the normal course of operations. The Company has product liability insurance with self insurance retention that range from $50 to $1,000. Until 2012, all worker compensation claims were fully insured. Beginning in 2012, the Company has a $250 per claim deductible on worker compensation claims and $1,000 aggregate. Certain cases are at a preliminary stage, and it is not possible to estimate the amount or timing of any cost to the Company. However, the Company does not believe that these contingencies, in the aggregate, will have a material adverse effect on the Company. When it is probable that a loss has been incurred and possible to make a reasonable estimates of the Company’s liability with respect to such matters, a provision is recorded for the amount of such estimate or the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

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

On May 5, 2011, the Company entered into two (2) separate Settlement Agreements with the two (2) Plaintiffs in the underlying product liability lawsuits. Pursuant to these agreements, if the Court’s decision in the Declaratory Judgment action is affirmed, the Plaintiffs will have the opportunity to pursue their recovery solely and exclusively against either or both of the liability insurance carriers, and the Company itself shall have no liability to the Plaintiffs. If, after all appeals in the Declaratory Judgment action, it is determined that there was no duty on the part of the liability insurance carriers to defend the Company, the Company will be liable to the Plaintiffs in the total amount of $1.9 million, payable in equal annual installments over a period of twenty (20) years without interest, beginning at the conclusion of the Declaratory Judgment action.

On February 21, 2012, the Company was informed that the Fifth Circuit Court of Appeals reversed the District Court’s decision and determined that the insurance companies did not have an obligation to defend these two product liability suits. The Company has filed a Petition for Panel Rehearing pursuant to Rule 40 of the Federal Rules of Appellate Procedure to the Fifth Circuit Court of Appeals. If this petition is denied, or the Court determines that its decision was correct, The Company will become liable to the Plaintiffs for the annual payments described above.

As a result of the recent Fifth Circuit appeals court ruling, the Company concluded that it should recognize the liability under the May 5, 2011 settlement agreements and record a charge to income for this liability in 2011. In accordance with current accounting guidance, a liability was recorded for $1,183, which represents the present value of future payments discounted at a market rate of return in the amount of $1,075 and legal fees of $108. The Company is not aware of any other similar potential liabilities at the present time and has secured insurance coverage to explicitly cover such future instances, mitigating future business risk.

It is reasonably possible that the “Estimated Reserve for Product Liability Claims” may change within the next 12 months. A change in estimate could occur if a case is settled for more or less than anticipated, or if additional information becomes known to the Company.

Note 25. Restructuring

The Company began to experience the effects of the current economic recession in September of 2008, which resulted in a dramatic curtailment of our new orders, requests to delay deliveries and, in some cases to cancellation of existing orders. In response to these adverse economic conditions and longer sales cycles, management took action to balance its operations with decreased demand levels. The specific actions taken to achieve these cost reductions included headcount reductions of salaried and hourly employees, virtual elimination of overtime, suspension of additional hires and merit increases, reduction in executive and salaried pay, bonus and benefits and the introduction of shortened workweeks. These actions, although difficult, were required to enable the Company to adjust to current conditions and position it to respond quickly when the market recovers. Certain of the aforementioned actions were implemented before December 31, 2008. Significant additional steps were implemented shortly after year end and still other additional staff reductions occurred during the remainder of 2009.

During 2010, the Company continued to monitor its staffing levels to insure that it was balanced with current demand levels. As a result, additional layoffs were made to reduce the workforce in certain of the Company’s locations during the year.

In 2011, our back log has increased steadily and as result of we have selectively increased production capacity, including hiring additional manufacturing employees at certain of our locations. In 2011, only two employees both in our Canadian facilities were laid off. These layoffs rather than being related to economic conditions were made to improve efficiencies.

The following is summary of staff reductions and associated restructuring expenses (severance payments) that occurred during the years ended December 31, 2011, 2010 and 2009, respectively:

	Year Ended December 31, 2011			Year Ended December 31, 2010			Year Ended December 31, 2009
	Staff Reduction	Severance	Average (2)	Staff reduction	Severance	Average	Staff reduction	Severance	Average
Normal course (1)	—	$—	$—	—	$53	$—	—	$—	$—
Related to economic conditions	2	69	35	53	123	2	67	$255	$4

Total	2	$69	$35	53	$176	$2	67	$255	$4

(1)	During 2010, the Company also incurred costs of $53 to relocate its Bridgeview, Illinois facility to a smaller more economical facility.
(2)	The average severance was considerably higher in 2011, as the employees that were laid off were long-term employees located in our Canadian facility. Canadian law requires that a minimum severance based on years of service be paid to terminated employees.

Note 26. Quarterly Financial Data (Unaudited)

Unaudited Quarterly Financial Data

Summarized quarterly financial data for 2011 and 2010 are as follows (in thousands, except per share amounts).

	2011				2010
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net revenues	$31,722	$37,066	$36,942	$36,561	$21,970	$19,502	$24,859	$29,544
Gross Profit	6,459	7,478	7,824	7,489	5,212	4,607	5,855	7,660
Net income (loss)	$442	$1,029	$1,020	$289	$307	$213	$657	$932
Earnings (loss) per Share
Basic	$0.04	$0.09	$0.09	$0.03	$0.03	$0.02	$0.06	$0.08
Diluted	$0.04	$0.09	$0.09	$0.03	$0.03	$0.02	$0.06	$0.08
Shares outstanding
Basic	11,402,821	11,409,533	11,409,533	11,545,768	11,317,125	11,371,956	11,372,467	11,387,895
Diluted	11,581,676	11,601,180	11,454,012	11,555,764	11,338,522	11,392,759	11,396,770	11,395,814

Results for CVS Ferrari are included in the Company’s results from commencement of operations from July 1, 2010. On July 1, 2011, CVS Ferrari, Srl purchased the intangible assets and the machinery and equipment that CVS had previously rented from CVS SpA in Liquidation pursuant to a purchase agreement dated June 29, 2011. Additionally on June 29, 2011, CVS entered into a second agreement which also closed on June 29, 2011 with Cabletronic, Srl to acquire software and electronic know-how that is used in the products manufactured by CVS. Assets as well as associated depreciation and amortization for assets purchased from Caabletronic Srl and CVS SpA in Liquidation are included in the Company’s financial results from their respective dates of acquisition June 29, 2011 and July 1, 2011, respectively.

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

Management’s Assessment

Management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. In connection with such evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

New Executive Appointment:

On March 21, 2012 The Board of Directors of the Company appointed Lubomir T. Litchev to the newly created position of President of Manufacturing Operations. Mr. Litchev has been an employee of the Company since July, 2008 serving in various capacities.

Bonus Awards

On March 21, 2012, the Compensation Committee of the Board of Directors of the Company recommended to the Board of Directors, that certain bonuses be awarded to key Executive Officers of the Company. The discretionary awards were based on the recognition by the Committee of the superior level of performance and leadership provided by these Executives during 2011, which led to the Company’s improved financial performance for that year. The recommended awards were to the Company’s Chairman and Chief Executive officer, David J. Langevin, in the amount of $213,500, to the Company’s President and Chief Operating Officer, Andrew M Rooke, in the amount of $162,250, to the Company’s President of Manufacturing Operations, Lubomir T Litchev in the amount of $ 153,400 and to the Company’s Vice President and Chief Financial Officer, David H. Gransee, in the amount of $100,000. The Compensation Committee recommended that fifteen percent of the bonus award be paid in restricted stock awarded under the Company’s 2004 Equity Incentive Plan and that the remainder of the bonus awards be paid in cash. The Board of Directors approved the bonuses recommended by the Compensation Committee.

Employment Agreements

Also, on March 21, Manitex International, Inc. (the “Company”), upon recommendation of the Compensation Committee, and the approval of the Board of Directors, entered into new Employment Agreements, effective as of March 21, 2012 with David J. Langevin (“Mr. Langevin’s Employment Agreement”), Andrew M. Rooke (Mr. Rooke’s Employment Agreement”), Lubomir T. Litchev (Mr. Litchev’s Employment Agreement”) and David H. Gransee (Mr. Gransee’s Employment Agreement”). Mr. Langevin, Mr. Rooke and Mr. Gransee currently have employment agreements with the Company that extend through June 15, 2012. The new employment agreements which replace their existing employment agreements, contain certain modifications and extends the terms of employment to March 31, 2015. The Employment Term of each agreement will automatically extend for successive periods of three years at the end of each one year anniversary of the current Employment Term unless either the Company or Employee notifies the other in writing (a “Non-Renewal Notice”) of the expiration of the Employment Term at least 90 days prior to the end of each annual anniversary. The Employment agreement with each of the named Executives may be terminated by either party at any time, with or without cause, but the Executive is entitled to receive severance payments from the Company under certain circumstances.

Mr. Langevin’s Employment Agreement

Under the terms of the Mr. Langevin’s Employment Agreement, the Company agreed to employ Mr. Langevin as the Company’s Chairman and Chief Executive Officer. He is entitled to receive (i) an annual base salary of $375,000; (ii) various benefits made available to the employees of the Company; (iii) monthly reimbursement of a single country club and/or private club dues (iv) a monthly automobile allowance in the amount of $1,500.

Mr. Langevin is also eligible to receive annual cash incentives under the Employment Agreement. Under the terms of his Employment Agreement, Mr. Langevin is subject to a non-competition covenant and is obligated to maintain the confidentiality of our proprietary information and trade secrets for at least two years following his term of employment.

Mr. Rooke’s Employment Agreement

Under the terms of the Mr. Rooke’s Employment Agreement, the Company agreed to employ Mr. Rooke as the Company’s President and Chief Operating Officer. He is entitled to receive (i) an annual base salary of $295,000; (ii) various benefits made available to the employees of the Company; (iii) monthly reimbursement of any country club and/or private club dues up to $1,000 per month; (iv) a monthly automobile allowance in the amount of $1,000. Mr. Rooke is also eligible to receive annual cash incentives under the Employment Agreement. Under the terms of his Employment Agreement, Mr. Rooke is subject to a non-competition covenant and is obligated to maintain the confidentiality of our proprietary information and trade secrets for at least two years following his term of employment.

Mr. Litchev’s Employment Agreement

Under the terms of the Mr. Litchev’s Employment Agreement, the Company agreed to employ Mr. Litchev as the Company’s President of Manufacturing Operations He is entitled to receive (i) an annual base salary of $280,000, (ii) various benefits made available to the employees of the Company; (iii) a monthly automobile allowance in the amount of $1,000. Mr. Litchev is also eligible to receive annual cash incentives under the Employment Agreement. Under the terms of his Employment Agreement, Mr. Litchev is subject to a non-competition covenant and is obligated to maintain the confidentiality of our proprietary information and trade secrets for at least two years following his term of employment.

Mr. Gransee’s Employment Agreement

Under the terms of the Mr. Gransee’s Employment Agreement, the Company agreed to employ Mr. Gransee as a Company’s Vice President and Chief Financial Officer and Mr. Gransee is entitled to receive (i) an annual base salary of $214,000; (ii) various benefits made available to the employees of the Company; (iii) a monthly automobile allowance in the amount of $750. Mr. Gransee is also eligible to receive annual cash incentives under the Employment Agreement. Under the terms of his Employment Agreement, Mr. Gransee is subject to a non-competition covenant and is obligated to maintain the confidentiality of our proprietary information and trade secrets for at least two years following his term of employment.

The descriptions of Mr .Langevin’s, Mr. Rooke’s, Mr. Litchev’s and Mr. Gransee’s Employment Agreements set forth herein do not purport to be complete and is qualified in its entirety by reference to the full text of the Mr. Langevin’s, Mr. Rooke’s, Mr. Litchev and Mr. Gransee’s Employment Agreements attached hereto as Exhibits 10.2, 10.4 and 10.6. and 10.7.

PART III

Certain information required by Part III is omitted from this Form 10-K as the Company intends to file with the Commission its definitive Proxy Statement for its 2012 Annual Meeting of Shareholders (the “2012 Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2011

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the headings “Nominees to Serve Until the 2012 Annual Meeting,” “Executive Officers of the Company who are not also Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Committee on Directors and Board Governance,” and “Audit Committee” in our 2012 Proxy Statement is incorporated herein by reference.

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

The information under the headings “Compensation Committee Interlocks and Insider Participation,” “EXECUTIVE COMPENSATION,” and “DIRECTOR COMPENSATION” in our 2012 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the headings “Equity Compensation Plan Information” and “PRINCIPAL STOCKHOLDERS” in our 2012 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the headings “Transactions with Related Persons,” “Corporate Governance,” “Compensation Committee,” and “Audit Committee” in our 2012 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the heading “AUDIT COMMITTEE” in our 2012 Proxy Statement is incorporated herein by reference.

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

Dated: March 23, 2012

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

/s/ DAVID J. LANGEVIN David J. Langevin, Chairman and Chief Executive Officer (Principal Executive Officer)	March 23, 2012

/s/ DAVID H. GRANSEE David H. Gransee, Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2012

/s/ RONALD M. CLARK Ronald M. Clark, Director	March 23, 2012

/s/ STEPHEN J. TOBER Stephen J. Tober, Director	March 23, 2012

/s/ ROBERT S. GIGLIOTTI Robert S. Gigliotti, Director	March 23, 2012

/s/ MARVIN B. ROSENBERG Marvin B. Rosenberg, Director	March 23, 2012

Exhibit Index

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated October 6, 2008, by and among Manitex International, Inc., GT Distribution, LLC, Schaeff Lift Truck Inc., and Crane & Machinery, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 10, 2008).

2.2	Stock Purchase Agreement, dated July 10, 2009, by Manitex International, Inc. and Avis Industrial Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 16, 2009).

2.3	Asset Purchase Agreement, effective December 31, 2009, between Genie Industries, Inc. and Manitex Load King, Inc (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 7, 2010).

2.4	English Summary of Form of Agreement for Sale of Company Division dated June 27, 2011 between C.V.S. Costruzione Veicoli Speciali S.p.A. and CVS Ferrari srl (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K/A filed on August 8, 2011).

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on November 13, 2008).

3.2	Amended and Restated Bylaws of Veri-Tek International, Corp. (now known as Manitex International, Inc.), as amended (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed on March 27, 2008).

4.1	Specimen Common Stock Certificate of Manitex International, Inc. (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on March 25, 2009).

4.2	Rights Agreement, dated as of October 17, 2008, between Manitex International, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 21, 2008).

4.3	Securities Purchase Agreement, dated as of November 3, 2006, between the Company and the investors identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 16, 2006).

4.4	Registration Rights Agreement, dated as of November 3, 2006, between the Company and the investors identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 16, 2006).

4.5	Securities Purchase Agreement, dated as of August 30, 2007, between the Company and the investors identified on Annex A (the Schedule of Buyers) attached thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 31, 2007).

4.6	Registration Rights Agreement, dated as of August 30, 2007, between the Company and the investors identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 31, 2007).

4.7	Form of Warrant issued to Roth Capital Partners, LLC, dated September 11, 2007 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 11, 2007).

4.8	Exchange Agreement, dated May 2, 2008, between Veri-Tek International, Corp. (now known as Manitex International, Inc.), the individuals listed on Schedule A thereto, and Michael Azar as the Holders’ Representative (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 8, 2008).

Exhibit No.	Description

4.9	Piggyback Registration Rights Agreement, dated October 6, 2008, by and between Manitex International, Inc. and Terex Corporation (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on October 10, 2008).

10.1 *	Employment Agreement, dated June 16, 2009, between Manitex International, Inc. and David J. Langevin (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 17, 2009).

10.2 * (1)	Employment Agreement, dated March 21, 2012 to Employment Agreement, dated June 16, 2009, between Manitex International, Inc. and David J. Langevin.

10.3 *	Employment Agreement, dated June 16, 2009, between Manitex International, Inc. and Andrew M. Rooke (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 17, 2009).

10.4 * (1)	Employment Agreement, dated March 21, 2012, to Employment Agreement, dated June 16, 2009, between Manitex International, Inc. and Andrew M. Rooke.

10.5 *	Employment Agreement, dated June 16, 2009, between Manitex International, Inc. and David H. Gransee (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 17, 2009).

10.6 * (1)	Employment Agreement, dated March 21, 2012, to Employment Agreement, dated June 16, 2009, between Manitex International, Inc. and David H. Gransee.

10.7 * (1)	Employment Agreement, dated March 21, 2012, between Manitex International, Inc. and Lubomir T. Litchev.

10.8 *	Second Amended and Restated Manitex International, Inc. 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed on March 30, 2010).

10.9 *	Form of Restricted Stock Unit Award (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 16, 2007).

10.10	Lease dated April 17, 2006 between Krislee-Texas, LLC and Manitex, Inc. for facility located in Georgetown, Texas (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed on April 13, 2007).

10.11	Lease Agreement, dated July 10, 2009, by and between Badger Equipment Company and Avis Industrial Corporation (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on July 16, 2009).

10.12	Lease Agreement, dated May 26, 2010, between Manitex International, Inc. and KB Building, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 28, 2010).

10.13	Lease dated June 8, 2010, between Aldrovandi Equipment Limited and Manitex Liftking, ULC for facility located in Woodbridge, Ontario (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 13, 2010).

10.14	Loan Agreement by and between Comerica Bank and Veri-Tek International, Corp. (now known as Manitex International, Inc.) dated November 19, 2004 (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (Amendment No. 2) filed on December 1, 2004 (Registration No. 333-11830)).

Exhibit No.	Description

10.15	Second Amended and Restated Credit Agreement, dated April 11, 2007, by and between Veri-Tek International, Corp. (now known as Manitex International, Inc.), Manitex, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 15, 2007).

10.16	Amendment No. 1, effective as of August 9, 2007, to the Second Amended and Restated Credit Agreement by and between Veri-Tek International, Corp. (now known as Manitex International, Inc.), Manitex, Inc., and Comerica Bank dated April 11, 2007 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 14, 2007).

10.17	Amendment No. 2, dated October 18, 2007, to the Second Amended and Restated Credit Agreement by and between Veri-Tek International, Corp. (now known as Manitex International, Inc.), Manitex, Inc. and Comerica Bank dated April 11, 2007, as amended (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 22, 2007).

10.18	Amendment No. 3, dated June 30, 2008, to Second Amended and Restated Credit Agreement dated April 11, 2007, as amended, and Amendment to Revolving Credit Note, by and between Manitex International, Inc., Manitex, Inc., and Comerica Bank, as amended (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 7, 2008).

10.19	Amendment No. 4, dated July 9, 2009, to Second Amended and Restated Credit Agreement dated April 11, 2007, as amended, and Amendment to Revolving Credit Note, by and between Manitex International, Inc., Manitex , Inc., and Comerica Bank, as amended (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 10, 2009).

10.20	Amendment No. 5, dated November 9, 2010, to Second Amended and Restated Credit Agreement, dated April 11, 2007, as amended and Amendment to Revolving Credit Note, by and between Manitex International, Inc., Manitex , Inc., and Comerica Bank, as amended (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 12, 2010).

10.21	Amendment No. 6, dated November 9, 2010, to Second Amended and Restated Credit Agreement, dated April 11, 2007, as amended and Amendment to Revolving Credit Note, by and between Manitex International, Inc., Manitex , Inc., and Comerica Bank, as amended (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 12, 2010).

10.22	Amendment No. 7, dated June 28, 2011, to Second Amended and Restated Credit Agreement and Amendment to Revolving Credit Note dated August 9, 2007, by and between Manitex International, Inc., Manitex, Inc., and Comerica Bank, as amended (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 1, 2011).

10.23	Amendment No. 8, dated February 16, 2012, to Second Amended and Restated Credit Agreement and Amendment to Revolving Credit Note, by and between Manitex International, Inc., Manitex, Inc., and Comerica Bank, as amended (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 17, 2012).

10.24	Revolving Credit Note for $16,500,000 dated April 11, 2007, payable to Comerica Bank by Manitex, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 15, 2007).

10.25	Master Revolving Note in the principal amount of $20.5 million, dated July 9, 2009, by and between Manitex, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 10, 2009).

10.26	Amendment, effective May 5, 2010, to Master Revolving Note in the principal amount of $20.5 million, dated July 9, 2009, by and between Manitex, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 11, 2010).

Exhibit No.	Description

10.27	Letter Agreement between Manitex Liftking, ULC and Comerica Bank dated December 29, 2006 (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Annual Report on Form 10-K/A filed on May 17, 2007).

10.28	Letter Agreement, dated June 30, 2008, by and between Manitex LiftKing, ULC and Comerica Bank (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 7, 2008).

10.29	Letter Agreement, dated October 29, 2009, by and between Manitex LiftKing, ULC and Comerica Bank (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on November 2, 2009).

10.30	Amendment effective as of June 29, 2011 to the Letter Agreement dated October 29, 2009 by and between Manitex LiftKing, ULC and Comerica Bank (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 1, 2011).

10.31	Amended and Restated Letter Agreement between Manitex Liftking, ULC and Comerica Bank dated December 23, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 30, 2011).

10.32	Security Agreement, dated December 29, 2006, between Manitex Liftking, ULC and Comerica Bank (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to the Annual Report on Form 10-K/A filed on May 17, 2007).

10.33	Amendment dated December 23, 2011 to Security Agreement dated December 29, 2006, between Manitex Liftking, ULC and Comerica Bank (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 30, 2011).

10.34	Guaranty executed by Manitex, LLC on December 29, 2006, guaranteeing the loan from Comerica Bank to Manitex Liftking, ULC (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Annual Report on Form 10-K/A filed on May 17, 2007).

10.35	Advance Formula Agreement dated as of December 23, 2011, made by Manitex Liftking, ULC in favor of Comerica Bank (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on December 30, 2011).

10.36	Master Revolving Note in the principal amount of $500,000 dated May 5, 2010, between Manitex International, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on May 11, 2010).

10.37	Letter agreement dated May 5, 2010, between Manitex International, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 11, 2010).

10.38	Amendment effective as of June 29, 2011 to the Letter Agreement dated May 5, 2010 between Manitex International, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on July 1, 2011).

10.39	Comerica Bank Foreign Currency Exchange Master Agreement, dated September 7, 2007, between Veri-Tek International, Corp. (now known as Manitex International, Inc.) and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 14, 2007).

10.40	Specialized Equipment Export Facility Master Revolving Note for $2.0 million dated December 23, 2011, between Manitex Liftking, ULC and Comerica Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 30, 2011).

Exhibit No.	Description

10.41	Manitex International, Inc. Guarantee dated as of December 23, 2011 in favor of Comerica Bank related to indebtedness of Manitex Liftking, ULC Specialized Equipment Export Facility (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on December 30, 2011).

10.42	Manitex, LLC Guarantee dated as of December 23, 2011, in favor of Comerica Bank related to indebtedness of Manitex Liftking, ULC Specialized Equipment Export Facility (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on December 30, 2011).

10.43	Manitex International, Inc. Waiver issued to Export Development Canada dated December 9, 2011 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on December 30, 2011).

10.44	Manitex, LLC Waiver issued to Export Development Canada dated December 9, 2011 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on December 30, 2011).

10.45	Amended and Restated Master Revolving Note (Multi-Currency) for $6.5 million dated December 23, 2011, between Manitex Liftking, ULC and Comerica Bank (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on December 30, 2011).

10.46	Amended and Restated Guaranty dated December 23, 2011 from Manitex International, Inc. to Comerica Bank related to Manitex Liftking, ULC Amended and Restated Master Revolving Note (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on December 30, 2011).

10.47	Amended and Restated Security Agreement dated as of December 23, 1011 from Manitex International, Inc. to Comerica Bank related to Manitex Liftking, ULC Amended and Restated Master Revolving Note (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on December 30, 2011).

10.48	Amended and Restated Guaranty dated December 23, 2011 from Manitex, LLC to Comerica Bank related to Manitex Liftking, ULC Amended and Restated Master Revolving Note (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on December 30, 2011).

10.49	Security Agreement dated as of December 23, 2011 from Manitex, LLC to Comerica Bank related to Manitex Liftking, ULC Amended and Restated Master Revolving Note (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on December 30, 2011).

10.50	Floorplan and Security Agreement between Manitex International, Inc. and HCA Equipment Finance LLC, dated December 15, 2008, together with the form of Extension of Credit, which is attached as Exhibit A thereto, and the Addendum to Floorplan and Security Agreement, dated January 20, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 27, 2009).

10.51	Restructuring Agreement, dated October 6, 2008, by and among Terex Corporation, Crane & Machinery, Inc., and Manitex International, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 10, 2008).

10.52	Term Note in principal amount of $2,000,000, dated October 6, 2008, payable by Manitex International, Inc. to Terex Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 10, 2008).

10.53	Security Agreement, dated October 6, 2008, by and between Crane & Machinery, Inc. and Terex Corporation (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on October 10, 2008).

Exhibit No.	Description

10.54	Promissory Note in principal amount of $2,750,000, dated July 10, 2009, payable by Manitex International, Inc. to Avis Industrial Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 16, 2009).

10.55	Security Agreement, dated July 10, 2009, by and between Manitex International, Inc. and Avis Industrial Corporation (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 16, 2009).

10.56	Promissory Note, dated December 31, 2009, payable by Manitex Load King, Inc. to Genie Industries, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2010).

10.57	Share Promissory Note, dated December 31, 2009, payable by Manitex Load King, Inc. to Genie Industries, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 7, 2010).

10.58	Security Agreement, dated December 31, 2009, between Manitex Load King, Inc. and Genie Industries, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on January 7, 2010).

10.59	Master Revolving Note in the principal amount of $22.5 million dated June 29, 2011 by and between, and between Manitex, Inc. and Comerica Bank (incorporated by reference to Exhibit 10-2 to the Current Report on Form 8-K filed on July 1, 2011).

10.60	Master Revolving Note in the principal amount of $1.0 million dated June 29, 2011 by and between, and between Manitex International, Inc. and Comerica Bank (incorporated by reference to Exhibit 10-6 to the Current Report on Form 8-K filed on July 1, 2011).

10.61	Guaranty of Manitex International, Inc. dated June 29, 2011 that guarantees Manitex, Inc. indebtedness to Comerica Bank (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on July 1, 2011).

10.62	Guaranty of Manitex International, Inc. dated June 29, 2011 that guarantees Manitex Liftking, ULC indebtedness to Comerica Bank (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on July 1, 2011).

10.63	Guaranty of Badger Equipment Company and Manitex Load King, Inc. dated June 29, 2011 that guarantees Manitex, Inc. and Manitex International, Inc. indebtedness to Comerica Bank (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on July 1, 2011).

10.64	Security Agreement dated June 29, 2011 by and between, and between Badger Equipment Company and Comerica Bank (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on July 1, 2011).

10.65	Security Agreement dated June 29, 2011 by and between, and between Manitex Load King, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on July 1, 2011).

10.66	Guaranty of Manitex, Inc. dated June 29, 2011 that guarantees Manitex International, Inc. indebtedness to Comerica Bank (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on July 1, 2011).

10.67	Installment Note in the principal amount of $1.85 million dated June 27, 2011 by and between, and between Manitex International, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed on July 1, 2011).

Exhibit No.	Description

10.68	Loan Agreement dated November 2, 2011, between the South Dakota Board of Economic Development and Manitex Load King, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 8, 2011).

10.69	Promissory Note in the principal amount of $857,500 dated November 2, 2011, between Manitex Load King, Inc. and the South Dakota Board of Economic Development (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 8, 2011).

10.70	Mortgage – One Hundred Eighty Day Redemption dated November 2, 2011, between Manitex Load King, Inc. and the South Dakota Board of Economic Development (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 8, 2011).

10.71	Guaranty Agreement dated November 2, 2011, between the State of South Dakota Board of Economic Development and Manitex International, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on November 8, 2011).

10.72 *	Employment Agreement dated November 2, 2011, between the State of South Dakota Board of Economic Development and Manitex Load King, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on November 8, 2011).

10.73	Promissory Note in the principal amount of $857,500 dated November 2, 2011, between Manitex Load King, Inc. and Home Federal Bank (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on November 8, 2011).

10.74	Mortgage One Hundred Eighty Day Redemption dated November 2, 2011, between Manitex Load King, Inc. and Home Federal Bank (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on November 8, 2011).

10.75	Guaranty dated November 2, 2011, between Manitex International, Inc., Manitex Load King, Inc. and Home Federal Bank (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on November 8, 2011).

10.76	Promissory Note in the principal amount of $400,000 dated November 2, 2011, between Manitex Load King, Inc. and Home Federal Bank (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on November 8, 2011).

10.77	Security Agreement dated November 2, 2011, between Home Federal Bank and Manitex Load King, Inc. (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on November 8, 2011).

10.78	English Summary of Form of Agreement for the Provision of Goods dated June 29, 2011 between CVS Ferrari Srl and Cabletronic srl. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed on August 8, 2011).

10.79	English Summary of Form of Letter Agreement dated February 11, 2011 between C.V.S. Costruzione Veicoli Speciali S.p.A. and CVS Ferrari srl (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed on August 8, 2011).

21.1 (1)	Subsidiaries of the Company.

23.1 (1)	Consent of UHY LLP.

24.1 (1)	Power of Attorney (included on signature page).

31.1 (1)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No.	Description

31.2 (1)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 (1)	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350.

101 **	The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the fiscal years ended December 31, 2011, 2010 and 2009, (ii) Consolidated Balance Sheets as of December 31, 2011 and 2010, (iii) Consolidated Statements of Shareholders Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Denotes a management contract or compensatory plan or arrangement.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

(1)	Filed herewith.