Form 10-Q
period 2012-03-31
Manitex International, Inc.
filed 2012-05-11
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the registrant’s common stock, no par, outstanding at May 7, 2012 was 11,699,702

MANITEX INTERNATIONAL, INC.

FORM 10-Q INDEX

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share amounts)

	March 31, 2012	December 31, 2011
	Unaudited	Unaudited
ASSETS
Cash	$523	$71
Trade receivables (net)	30,036	23,913
Accounts receivable finance	350	394
Other receivables	3,055	2,284
Inventory (net)	47,975	42,307
Deferred tax asset	923	923
Prepaid expense and other	1,943	1,317

Total current assets	84,805	71,209

Accounts receivable finance	465	557
Total fixed assets (net)	10,850	11,017
Intangible assets (net)	19,689	20,153
Deferred tax asset	2,549	3,238
Goodwill	15,291	15,267
Other long-term assets	161	150

Total assets	$133,810	$121,591

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable—short term	$6,294	$5,349
Revolving credit facilities	1,575	—
Current portion of capital lease obligations	650	634
Accounts payable	24,513	18,421
Accounts payable related parties	719	470
Accrued expenses	6,122	4,946
Other current liabilities	406	357

Total current liabilities	40,279	30,177

Long-term liabilities
Revolving term credit facilities	27,045	25,874
Deferred tax liability	4,825	4,825
Notes payable	5,864	6,335
Capital lease obligations	3,866	4,035
Deferred gain on sale of building	2,313	2,408
Other long-term liabilities	1,115	1,143

Total long-term liabilities	45,028	44,620

Total liabilities	85,307	74,797

Commitments and contingencies
Shareholders’ equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at March 31, 2012 and December 31, 2011	—	—
Common Stock—no par value, Authorized, 20,000,000 shares authorized issued and outstanding, 11,699,702 and 11,681,051 at March 31, 2012 and December 31, 2011, respectively	48,717	48,571
Warrants	232	232
Paid in capital	1,111	1,098
Accumulated deficit	(2,117)	(3,368)
Accumulated other comprehensive income	560	261

Total shareholders’ equity	48,503	46,794

Total liabilities and shareholders’ equity	$133,810	$121,591

The accompanying notes are an integral part of these financial statements.

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2012	2011
	Unaudited	Unaudited
Net revenues	$42,849	$31,722
Cost of sales	34,273	25,263

Gross profit	8,576	6,459
Operating expenses
Research and development costs	670	323
Selling, general and administrative expenses	5,386	4,884

Total operating expenses	6,056	5,207

Operating income	2,520	1,252
Other income (expense)
Interest expense	(647)	(616)
Foreign currency transaction gain	14	15
Other income	8	25

Total other expense	(625)	(576)

Income before income taxes	1,895	676
Income tax	644	234

Net income	$1,251	$442

Earnings Per Share
Basic	$0.11	$0.04
Diluted	$0.11	$0.04
Weighted average common shares outstanding
Basic	11,683,306	11,402,821
Diluted	11,684,829	11,581,676

The accompanying notes are an integral part of these financial statements.

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended March 31,
	2012	2011
	Unaudited	Unaudited
Net income:	$1,251	$442
Other comprehensive income (loss)
Foreign currency translation adjustments	231	246
Derivative instrument fair market value adjustment—net of income taxes	68	(12)

Total other comprehensive income	299	234

Comprehensive income	$1,550	$676

The accompanying notes are an integral part of these financial statements.

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands, except for share amounts)

	Three Months Ended March 31,
	2012	2011
	Unaudited	Unaudited
Cash flows from operating activities:
Net income	$1,251	$442
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	870	803
Changes in allowances for doubtful accounts	(10)	(10)
Changes in inventory reserves	(23)	56
Deferred income taxes	690	68
Share based compensation	159	79
Gain on disposal of fixed assets	—	(25)
Reserves for uncertain tax provisions	2	3
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(6,624)	1,409
Increase) decrease in accounts receivable finance	155	—
(Increase) decrease in inventory	(5,294)	(4,511)
(Increase) decrease in prepaid expenses	(606)	100
(Increase) decrease in other assets	(11)	8
Increase (decrease) in accounts payable	6,044	1,923
Increase (decrease) in accrued expense	1,128	(361)
Increase (decrease) in other current liabilities	42	(333)
Increase (decrease) in other long-term liabilities	(30)	—

Net cash used for operating activities	(2,257)	(349)

Cash flows from investing activities:
Proceeds from the sale of fixed assets	3	25
Purchase of property and equipment	(221)	(112)

Net cash used for investing activities	(218)	(87)

Cash flows from financing activities:
Borrowing on revolving term credit facilities	2,633	1,458
Repayments on revolving term credit facility	—	(407)
Shares repurchased for income tax withholdings on share-based compensation	—	(12)
New borrowings—notes payable	2,408	1,065
Note payments	(2,075)	(834)
Payments on capital lease obligations	(153)	(142)

Net cash provided by financing activities	2,813	1,128

Net increase in cash and cash equivalents	338	692
Effect of exchange rate change on cash	114	87
Cash and cash equivalents at the beginning of the year	71	662

Cash and cash equivalents at end of period	$523	$1,441

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share data)

Note 1. Nature of Operations

Manitex International, Inc. (the “Company”) is a leading provider of engineered lifting solutions. The Company operates in two business segments, the Lifting Equipment segment and the Equipment Distribution segment.

Lifting Equipment Segment

The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries. Through its Manitex, Inc. subsidiary it markets a comprehensive line of boom trucks and sign cranes. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including, roads, bridges and commercial construction. Its Badger Equipment Company subsidiary (“Badger”) is a manufacturer of specialized rough terrain cranes and material handling products, including a 30-ton model, the first in a new line of specialized high quality rough terrain cranes. Badger primarily serves the needs of the construction, municipality, and railroad industries.

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

July 1, 2010, the Company’s newly formed Italian subsidiary, CVS Ferrari, srl (“CVS) entered into an agreement to rent certain assets of CVS SpA on an exclusive rental basis during the Italian bankruptcy process (concordato preventivo) of CVS SpA. CVS SpA is located near Milan, Italy, and designed and manufactured a range of reach stackers and associated lifting equipment for the global container handling market, which were sold through a broad dealer network. During the third quarter 2010, CVS Ferrari, srl commenced operations and used the rental assets in its operations. On June 29, 2011, the Company entered into an agreement which was effective on July 1, 2011 with CVS SpA in Liquidation to acquire the assets that were being rented. See Note 18 for further information.

Equipment Distribution Segment

The Company’s Crane & Machinery Division located in Bridgeview, Illinois, is a crane dealer that distributes Terex rough terrain and truck cranes, Manitex boom trucks and sky cranes. The division provides service in its local market and also supplies repair parts for a wide variety of medium to heavy duty construction equipment sold both domestically and internationally. The crane products are used primarily for infrastructure development and commercial constructions. Applications include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance.

The Company believes that in the current environment, an option to purchase previously-owned equipment is a cost effective alternative that could increase customers return on investment. The Company’s North American Equipment Exchange division (“NAEE”) markets previously owned construction and heavy equipment, domestically and internationally. The Division provides a wide range of used lifting and construction equipment of various ages and condition, and the Company has the capability to refurbish the equipment to the customers’ specification.

2. Basis of Presentation

The accompanying consolidated financial statements, included herein, have been prepared by the Company without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed) necessary for a fair presentation of the Company’s financial position as of March 31, 2012, and results of its operations and cash flows for the periods presented. The consolidated balances as of December 31, 2011 were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the year.

Allowance for Doubtful Accounts

Accounts Receivable is reduced by an allowance for amounts that may become uncollectible in the future. The Company’s estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where the Company has information that the customer may have an inability to meet its financial obligations. The Company had allowances for doubtful accounts of $136 and $144 at March 31, 2012 and December 31, 2011, respectively.

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

Revenue Recognition

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

3. Financial Instruments—Forward Currency Exchange Contracts

The following tables set forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 by level within the fair value hierarchy. As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is summary of items that the Company measures at fair value:

	Fair Value at March 31, 2012
	Level 1	Level 2	Level 3	Total
Asset
Forward currency exchange contracts	$186	$—	$—	$186

Total current assets at fair value	$186	$—	$—	$186

Liabilities:
Forward currency exchange contracts	$45	$—	$—	$45

Total long-term liabilities at fair value	$45	$—	$—	$45

	Fair Value at December 31, 2011
	Level 1	Level 2	Level 3	Total
Asset
Forward currency exchange contracts	$145	$—	$—	$145

Total current assets at fair value	$145	$—	$—	$145

Liabilities:
Forward currency exchange contracts	$77	$—	$—	$77
Load King contingent consideration	—	—	30	30

Total long-term liabilities at fair value	$77	$—	$30	$107

Fair Value Measurements

ASC 820-10 classifies the inputs used to measure fair value into the following hierarchy:

Level 1 —	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 —	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3 —	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The fair value of the forward currency contracts are determined on the last day of each reporting period using quoted prices in active markets, which are supplied to the Company by the foreign currency trading operation of its bank. Under ASC 820-10, items valued based on quoted prices in active markets are Level 1 items.

The Load King purchase agreement has a contingent consideration provision which provides for a one-time payment of $750 if net revenues are equal to or greater than $30,000 in 2010, 2011 or 2012. Given the disparity between the revenue threshold and the Company’s projected financial results, it was determined that a Monte Carlo simulation analysis was appropriate to determine the fair value of contingent consideration. It was determined that the probability weighted average earn out payment is $30. Based thereon, we determined the fair value of the contingent consideration to be $30 at the date of acquisition. During the quarter ended March 31, 2012, the Company determined that the sales would not equal or exceed $30,000 for any of the three years and, therefore, eliminated the reserve for contingent consideration.

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

As required, forward currency contracts are recognized as an asset or liability at fair value on the Company’s Consolidated Balance Sheet. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (date of sale). Gains or losses on cash flow hedges when recognized into income are included in net revenues. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The Company expects minimal ineffectiveness as the Company has hedged only firm sales orders and has not hedged estimated exposures. In the next twelve months, the company estimates $64 of pre-tax unrealized gains related to forward currency contract hedges to be reclassified from other comprehensive income into earnings.

At March 31, 2012, the Company had entered into a series of forward currency exchange contracts. The contracts obligate the Company to purchase approximately CDN $5,444 in total. The contracts which are in various amounts mature between May 11, 2012 2011 and August 17, 2012. Under the contracts, the Company will purchase Canadian dollars at exchange rates between .9475 and 1.0199. The Canadian to U.S. dollar exchange rates was 1.0025 at March 31, 2012. Additionally, the Company has entered into forward currency contracts which mature on April 2, 2012 and July 2, 2012 to sell €300 at 1.280 and €800 at 1.424, respectively. The Euro to U.S. dollar exchange rate was 1.3320 at March 31, 2012.

The unrealized currency exchange asset is reported under prepaid expense and other if it is an asset or under accrued expenses if it is a liability on the balance sheet at March 31, 2012. As of March 31, 2012, the Company had the following forward currency contracts:

Nature of Derivative	Amount	Type
Forward currency contract	CDN$ 1,685	Not designated as hedge instrument
Forward currency contract	CDN$ 3,759	Cash flow hedge
Forward currency contract	€ 1,100	Not designated as hedge instrument

The following table provides the location and fair value amounts of derivative instruments that are reported in the Consolidated Balance Sheet as of March 31, 2012 and December 31, 2011:

Total derivatives NOT designated as a hedge instrument

	Balance Sheet Location	Fair Value
		March 31, 2012	December 31, 2011
Asset Derivatives
Foreign currency Exchange Contract	Prepaid expense and other	$101	$114

Liabilities Derivatives
Foreign currency Exchange Contract	Accrued expense	$(24)	$(7)

Total derivatives designated as a hedge instrument

	Balance Sheet Location	Fair Value
		March 31, 2012	December 31, 2011
Asset Derivatives
Foreign currency Exchange Contract	Prepaid expense and other	$85	$31

Liabilities Derivatives
Foreign currency Exchange Contract	Accrued expense	$(21)	$(70)

The following tables provide the effect of derivative instruments on the Consolidated Statement of Income for the three months ended March 31, 2012 and 2011:

	$xxxxxx,xx	$xxxxxx,xx	$xxxxxx,xx
Derivatives Not designated as Hedge	Location of gain or (loss) recognized	Three months ended March 31,
Instrument	in Income Statement	2012	2011
Forward currency contracts	Foreign currency transaction gains (losses)	$7	$28

Derivatives designated as Hedge	Location of gain or (loss) recognized	Three months ended March 31,
Instrument	in Income Statement	2012	2011
Forward currency contracts	Net revenue	$21	$91

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

5. Net Earnings per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of warrants, and restricted stock units. Details of the calculations are as follows:

	Three months ended March 31,
	2012	2011
Net Income per common share
Basic	$1,251	$442
Diluted	$1,251	$442
Earnings per share
Basic	$0.11	$0.04
Diluted	$0.11	$0.04
Weighted average common share outstanding
Basic	11,683,306	11,402,821

Diluted
Basic	11,683,306	11,402,821
Dilutive effect of warrants	—	177,556
Dilutive effect of restricted stock units	1,524	1,299

	11,684,829	11,581,676

At March 31, 2012, there are 105,000 warrants which are anti-dilutive and therefore not included in the average number of diluted shares outstanding shown above. As of March 31, 2011 there are 120,000 warrants which are anti-dilutive and therefore not included in the average number of diluted shares outstanding shown above.

6. Equity

Stock Warrants

The Company accounts for warrants issued to non-employees based on the fair value on date of issuance. Certain warrants will be exercisable on a cashless basis under certain circumstances, and are callable by the Company on a cashless basis under certain circumstances. At March 31, 2012, the Company had issued and outstanding warrants as follows:

Number of Warrants	Exercise Price	Expiration Date
105,000	$7.18	September 11, 2012	Placement Agent Fee

During the three months ended March 31, 2012 no warrants were exercised.

Stock Issuance

On March 21, 2012, the Company issued 18,651 shares of common stock to employees for restricted stock units issued under the Company’s 2004 Incentive Plan, which had vested.

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

The following table contains information regarding restricted stock units:

March 31, 2012
Outstanding on January 1, 2012	5,100
Units granted during the period	32,051
Vested and issued	(18,651)

Outstanding on March 31, 2012	18,500

On March 21, 2012, the Company granted an aggregate of 20,000 restricted stock units to four independent Directors pursuant to the Company’s 2004 Equity Incentive Plan. Restricted stock units of 6,600, 6,600 and 6,800 vest on March 21, 2012, December 31, 2012 and December 31, 2013, respectively.

On March 21, 2012, the granted 12,051 restricted stock units to four officers pursuant to the Company’s 2004 Equity Incentive Plan. The restricted stock units which vested immediately represents a portion of the Officers 2011 bonus award that was paid in restricted stock units.

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $64 and $79 for the three months March 31, 2012 and 2011, respectively. Additional compensation expense related to restricted stock units will be $68 and $53 for the remainder of 2012, and 2013, respectively.

7. New Accounting Pronouncements

Recently Adopted Accounting Guidance

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

On January 1, 2012, the Company adopted the provisions of ASU 2011-05 that were not deferred by ASU 2011-12. Accordingly, the Company’s financial statements include a “Consolidated Statement of Comprehensive Income” which immediately follows the Company’s Consolidated Statement of Income.

8. Inventory

The components of inventory are as follows:

	March 31, 2012	December 31, 2011
Raw materials and purchased parts,	$34,925	$31,599
Work in process	7,884	6,270
Finished goods	5,166	4,438

Inventory, net	$47,975	$42,307

9. Goodwill and Intangible Assets

	March 31, 2012	December 31, 2011	Useful lives
Patented and unpatented technology	$12,719	$12,695	7-10 years
Amortization	(6,473)	(6,144)
Customer relationships	10,088	10,081	10-20 years
Amortization	(2,869)	(2,723)
Trade names and trademarks	7,326	7,287	25 years-indefinite
Amortization	(1,202)	(1,143)
In process research and development	100	100	indefinite
Customer backlog	473	472	< 1 year
Amortization	(473)	(472)

Intangible assets	19,689	20,153
Goodwill	15,291	15,267

Goodwill and other intangibles	$34,980	$35,420

Amortization expense for intangible assets was $527 and $510 for the three months ended March 31, 2012 and 2011, respectively.

Changes in goodwill for the three months ended March 31, 2012 are as follows:

	Equipment Lifting Segment	Equipment Distribution Segment	Total
Balance January 1, 2012	$14,992	$275	$15,267
Effect of change in exchange rates	24	—	24

Balance March 31, 2012	$15,016	$275	$15,291

10. Accounts Payable and Accrued Expenses

	March 31, 2012	December 31, 2011
Account payable:
Trade	$23,366	$18,268
Bank overdraft	1,147	153

Total accounts payable	$24,513	$18,421

Accrued expenses:
Accrued payroll	$1,385	$669
Accrued Fringe Benefits	370	80
Accrued bonuses	1,188	1,007
Accrued vacation expense	356	348
Accrued consulting fees	—	263
Accrued rent	50	68
Accrued interest	171	141
Accrued commissions	486	481
Accrued expenses—other	544	347
Accrued warranty	799	698
Accrued income taxes	3	80
Accrued taxes other than income taxes	613	574
Accrued product Liability	113	113
Accrued liability on forward currency exchange contracts	44	77

Total accrued expenses	$6,122	$4,946

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

	Three Months Ended
	March 31, 2012	March 31, 2011
Balance January 1,	$698	$577
Accrual for warranties issued during the period	562	348
Warranty services provided	(463)	(296)
Foreign currency translation	2	4

Balance March 31,	$799	$633

12. Revolving Term Credit Facilities and Debt

Revolving Credit Facility

At March 31, 2012, the Company had drawn $21,573 under a revolving credit facility. The Company is eligible to borrow up to $27,500 with interest at the prime rate (prime was 3.25% at March 31, 2012). Alternatively, the Company can elect to take LIBOR based advances for a one, two or three month period, in which case interest is then equal to the applicable LIBOR interest rate plus 3.15%. At the end of specified period, the Company can elect to rollover the LIBOR based advance to another one, two or three month LIBOR based advance or can elect to convert the advance to a prime rate borrowing. The maximum amount available is limited to the sum of 85% of eligible receivables, and the lesser of 50% of eligible inventory or $14,000, plus $1,500. At March 31, 2012, the maximum the Company could borrow based on available collateral was capped at $26,249. The credit facility’s original maturity date was January 2, 2005. The maturity date was subsequently extended and the note is now due on April 1, 2015. The indebtedness is collateralized by substantially all of the Company’s assets. The facility contains customary limitations including, but not limited to, limitations on acquisitions, dividends, repurchase of the Company’s stock and capital expenditures. The agreement also requires the Company to have a Debt Service Ratio, as defined in the agreement, of 1.25 to 1.0 and Funded Debt to EBITDA Ratio, as defined in the agreement, of no greater than 5.25 to 1.0 through March 31, 2012, from June 30, 2012 through March 31, 2013 a ratio of no greater than 4.75 to 1.0 and on June 30, 2013 and thereafter a ratio of no greater than 4.25 to 1.0.

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

Revolving Canadian Credit Facility

At March 31, 2012, the Company had drawn US $4,597 under a revolving credit agreement with a bank. The Company is eligible to borrow up to CDN $6,500 or US $6,516. The maximum amount available is limited to the sum of (1) 85% of eligible receivables plus (2) the lesser of 35% of eligible work-in-process inventory or CDN $500 plus (3) the lesser of 50% of eligible inventory less work-in-process inventory or CDN $3,500. At March 31, 2012, the maximum the Company could borrow based on available collateral was CDN $5,388 or US $5,401. The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets. The Company can borrow in either U.S. or Canadian dollars. For the purposes of determining availability under the credit line, borrowings in U.S. dollars are converted to Canadian dollars based on the most favorable spot exchange rate determined by the bank to be available to it at the relevant time. Any borrowings under the facility in Canadian dollars bear interest at the Canadian prime rate (the Canadian prime was 3.0% at March 31, 2012) plus 0.5%. Any borrowings under the facility in U.S. dollars bear interest at the U.S. prime rate (prime was 3.25% at March 31, 2013). The credit facility has a maturity date of April 1, 2015.

Specialized Export Facility

On December 23, 2011, the Canadian Revolving Credit agreement was amended to add a $2,000 Specialized Export Facility that matures on March 11, 2013. Borrowings under the Specialized Export Facility are guaranteed by the Company and Export Development Canada, (“EDC”) a corporation established by an Act of Parliament of Canada. Under the Export Facility Liftking can borrow 90% of the total cost of material and labor incurred on export contracts which are subject to the EDC guarantee. The EDC guarantee, which expires on March 11, 2013, is issued under their export guarantee program and covers certain goods that are to be exported from Canada. At March 31, 2012, the maximum the Company could borrow based under the Specialized Export Facility was CDN 1,800 or US $1,805. Under this facility, the Company can borrow either Canadian or U.S. dollars. The Export Facility advances bear interest at the same rate as other advances received under Liftfking’s revolving Canadian credit facility. Repayment of advances made under the Export Facility are due sixty days after shipment of the goods, or five business days after the borrower receives payment in full for the goods covered by the guarantee (the “Scheduled Payment Date”) or upon the termination of the EDC guarantee. In connection with the Specialized Export Facility, the bank received a $10 commitment fee and the Company reimbursed the bank in the amount of $25 for a fee the bank paid to the EDC in exchange for their guarantee.

At March 31, 2012, the Company had borrowing outstanding under the Specialized Export Facility of $1,575.

Revolving Credit Facility—Equipment Line

At March 31, 2012, the Company had drawn $875 under a revolving credit facility with a bank. The Company is eligible to borrow up to $1,000, with interest at prime rate (prime was 3.25% at March 31, 2012). Alternatively, the Company can elect to take LIBOR based advances for a one, two or three month period, in which case interest is then equal to the applicable LIBOR interest rate plus

3.15%. At the end of specified period, the Company can elect to rollover the LIBOR based advance to another one, two or three month LIBOR based advance or can elect to convert the advance to a prime rate borrowing. The maximum amount available is limited to of 85% of eligible equipment. The maximum the Company could borrow on March 31, 2012 was $1,000. The credit facility has a maturity date of April 1, 2015.

Installment Note

On June 30, 2011, the Company borrowed $1,850 under an installment note. Under the Note, the Company is obligated to make forty-eight monthly installment payments of $39 plus accrued interest commencing on August 1, 2011. The Note, which matures on July 1, 2015, provides for interest of prime plus one percent (1.0%). The Note may be prepaid at any time without penalty or premium. The Company elected to make a prepayment of $800 in December 2011. In the event of default (as defined in the Second Amended and Restated Credit Agreement dated April 11, 2007, as amended), Comerica at its option may declare any or all of the indebtedness under this Note due and payable. The Note also provides for interest of prime plus four percent (4.0%) in the event of a default. The “Note” is collateralized by substantially all the assets of the Company. As of March 31, 2012, the note has a balance of $742.

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

The note was recorded at its fair value on date of issuance at $2,440. The fair value of the promissory note was calculated to be equal to the present value of the future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of interest of 11% was determined to be the appropriate rate following an assessment of the risk inherent in the debt issue and the market rate for debt of this nature using corporate credit ratings criteria adjusted for the lack of public markets for this note. The calculated fair value was $2,440. The difference between face amount of the note and its fair value is being amortized over the life of the note ($223 through March 31, 2012), and is being charged to interest expense. As of March 31, 2012, the note has a balance of $1,563. As of March 31, 2012, there is $87 of unamortized discount that will be amortized over the remaining life of the note.

Note Payable—Terex

At March 31, 2012, the Company has a note payable to Terex Corporation for $1,000. The note which had an original principal amount of $2,000 was issued in connection with the purchase of substantially all of the domestic assets of Crane & Machinery, Inc. (“Crane”) and Schaeff Lift Truck, Inc., (“Schaeff”). During the purchase negotiations, the Company agreed to assist the sellers and GT Distribution LLC in restructuring certain debt owed to Terex Corporation (“Terex”). Accordingly, on October 6, 2008, the Company entered into a Restructuring Agreement with Terex and Crane pursuant to which the Company executed and delivered to Terex a promissory note in the amount of $2,000 that has an annual interest rate of 6%. Terex has been granted a lien on and security interest in all of the assets of the Company’s Crane & Machinery Division.

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

Note Payable Floor Plan

At March 31, 2012, the Company has a $1,091 note payable to a finance company. The funds were borrowed from the finance company under the terms of a floor plan financing agreement. On March 3, 2010, the lender informed the Company that they would discontinue providing floor plan financing to construction equipment dealers on June 3, 2010. The lender’ decision, however, did not impact any loans that were outstanding at June 3, 2010 and such loans continued under the terms and conditions that were in effect on the date the loan was made.

Under the floor plan agreement, borrowings are secured by all inventory financed by or leased from the lender and the proceeds there from. The terms and conditions of any loans, including interest rate, commencement date, and maturity date were determined by the lender upon its receipt of the Company’s request for an extension of credit.

The current balance of $1,091 is comprised of borrowings of $582, $242 and $267 borrowed on December 30, 2008, January 12, 2009 and June 3, 2010. The interest rate on the outstanding advances is currently 6% per annum. The rate, however, may be increased upon the lender giving five days written notice to the Company. The Company is required to make monthly interest and principal payments. The monthly payment includes principal components of $21, $8 and $7, respectively.

Note Payable—Bank

At March 31, 2012, the Company has a $529 note payable to a bank. The note dated January 3, 2012 had an original principal amount of $657 and an annual interest rate of 3.70%. Under the terms of the note the company is required to make ten monthly payments of $67 commencing January 30, 2012. The proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums

Debt to Refinance Load King Acquisition Debt

On March 31, 2012, the Company owed $1,235 and $847 to a bank and the South Dakota Board of Economic Development (“BED”), respectively.

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

Under the terms of the Bank Mortgage, the Company is required to make 120 interest and principal payments. The first sixty payments of $6 per month are based on a 240 month amortization period and a 6% interest rate. On November 2, 2016, the interest rate will reset. The new interest rate will be equal to the monthly average yield on 5 Year Constant Maturity U.S. Treasury Securities plus 3.75%. The monthly interest and principal payment will be recalculated accordingly. A final balloon payment of unpaid principal and interest is due on November 2, 2021. At March 31, 2012, the Bank Mortgage has a remaining outstanding balance of $850.

Under the terms of the BED Mortgage, the Company is required to make 59 payments of $5 based on a 240 month amortization period and a 3% interest rate. A final balloon payment of unpaid principal and interest is due on November 2, 2016. The interest rate for the note is subject to Load King maintaining employment levels specified in an Employment Agreement between Load King and BED. If Load King fails to maintain agreed upon employment levels, Load King may be required to pay BED an amount equal to the difference between the interest paid and amount of interest that would have been paid if the loan had a 6.5% interest rate. At March 31, 2012, the BED Mortgage has a remaining outstanding balance of $847.

Under the Equipment Note, the Company is required to make monthly 84 monthly interest and principal payments. The first 60 payments will be for $6 and are based on an 84 month amortization period and a 6.25% interest rate. On November 2, 2016, the interest rate will reset. The interest rate will be equal to the monthly average yield on 5 year Constant Maturity of U.S. Treasury Securities plus 4.00%. The monthly principal and interest payments will be recalculated based on the new interest rate and will remain fixed for the next 24 months. As of March 31, 2012, the Equipment Note has a remaining outstanding balance of $385.

The Bank Mortgage, the BED Mortgage and the Equipment loans are guaranteed by Manitex International, Inc. and included customary events of default. In the event of default, the notes are subject to acceleration and a default interest rate as specified in the notes will apply.

Note Payable Issued to Acquire CVS Assets

In connection with the acquisition of CVS assets, the Company has non- interest bearing note payable in the amount of €1,866 ($2,486). The note is payable has remaining four semi-annual installments of €467 ($622) payable on each December 30 and June 30 through December 30, 2013.

The non-interest bearing promissory note was recorded at its fair value on date of issuance at €2,218 ($2,954). The fair value of the promissory note was calculated to be equal to the present value of the future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of interest of 4% was determined to be the appropriate rate following an assessment of the risk inherent in the debt issued and the market rate for debt of this nature using corporate credit ratings. The difference between face amount of the promissory note and its fair value is being amortized over the life of the note ($95 through March 31, 2012), and is being charged to interest expense. As of March 31, 2012, the promissory note has a balance of €1,822 or $2,427. As of March 31, 2012, there is $60 of unamortized discount that will be amortized over the remaining life of the note.

CVS Short-Term Working Capital Borrowings

At March 31, 2012, CVS had established demand credit facilities with five Italian banks. Under the facilities, CVS can borrow up to 25 Euro ($33) on an unsecured basis and up to an additional €3,034 ($4,041) as advances against orders, invoices and letters of credit. The maximum amount outstanding is limited to 80% of the assigned accounts receivable if there is an invoice issued or 50% if there is an order/contract issued. The banks will evaluate each request to borrow individually and determine the allowable advance percentage and interest rate. In making its determination the bank considers the customer’s credit and location of the customer.

At March 31, 2012, the banks had advanced CVS €2,046 ($2,725), at an interest rate from 2.60% to 4.70.

Capital leases

The Company has a twelve year lease, which expires in April 2018 that provides for monthly lease payments of $73 for its Georgetown, Texas facility. The lease has been classified as a capital lease. At March 31, 2012, the outstanding capital lease obligation is $3,416.

The Company has a five year lease which expires in July 10, 2014 that provides for monthly lease payments of $25 for its Winona, Minnesota facility. The Company has an option to purchase the facility for $500 by giving notice to the landlord of its intent to purchase the Facility. The Landlord must receive such notice at least three months prior to end of the Lease term. At March 31, 2012, the Company has outstanding capital lease obligation of $1,069.

The Company has one additional capital lease. As of March 31, 2012, the capitalized lease obligation related to this lease was $31.

13. Legal Proceedings

The Company is involved in various legal proceedings, including product liability, employment related issues, and workers’ compensation matters which have arisen in the normal course of operations. The Company has product liability insurance with self-insurance retention that range from $50 to $1,000. Certain cases are at a preliminary stage, and it is not possible to estimate the amount or timing of any cost to the Company. However, the Company does not believe that these contingencies, in the aggregate, will have a material adverse effect on the Company. When it is probable that a loss has been incurred and possible to make a reasonable estimate of the Company’s liability with respect to such matters, a provision is recorded for the amount of such estimate or the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

The Company has entered into two (2) separate Settlement Agreements with the two (2) Plaintiffs to settle a product liability lawsuit. Pursuant to these agreements, the Company is required to make payments to the Plaintiffs that total $1.9 million. Under the settlement agreement, the $1.9 million settlement is payable without interest in twenty equal annual installments of $95, commencing with a payment in May 2012. In 2011, the Company recorded a liability $1,075 which represents the present value of future payments discounted at a market rate of return. The long-term portion of $982 is reflected in the balance sheet on the line entitled other long-term liabilities. The current portion of $93 is included in accrued expenses.

It is reasonably possible that the “Estimated Reserve for Product Liability Claims” may change within the next 12 months. A change in estimate could occur if a case is settled for more or less than anticipated, or if additional information becomes known to the Company.

14. Business Segments

The Company operates in two business segments: Lifting Equipment and Equipment Distribution.

The Lifting Equipment segment is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes, predominately through a network of dealers, a diverse group of products that serve different functions and are used in a variety of industries. The Company markets a comprehensive line of boom trucks and sign cranes, a complete line of rough terrain forklifts, including both the Liftking and Noble product lines, as well as special mission oriented vehicles, and other specialized carriers, heavy material handling transporters and steel mill equipment. The Company also manufacturers a number of specialized rough terrain cranes and material handling products, including a 30-ton model, the first in new line of specialized high quality rough terrain cranes that we will be introducing. The Company lifting products are used in industrial applications, energy exploration and infrastructure development in the commercial sector and for military applications. The company’s specialized rough terrain cranes primarily serve the needs of the construction, municipality, and railroad industries. The Company also manufactures and distributes custom trailers and hauling systems typically used for transporting heavy equipment. Our trailer business serves niche markets in the commercial construction, railroad, military, and equipment rental industries through a dealer network.

CVS Ferrari, srl, our Italian subsidiary located near Milan, commenced operations. CVS Ferrari, srl which manufactures reach stackers and associated lifting equipment for the global container handling market further extends the products offered by our Lifting Equipment segment.

The Equipment Distribution segment located in Bridgeview, Illinois is a distributor of Terex rough terrain and truck cranes, and Manitex boom trucks and sky cranes. The Equipment Distribution segment predominately sells its products to end users, including the rental market. Its products are used primarily for infrastructure development and commercial constructions, applications include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance. The Equipment Distribution segment supplies repair parts for a wide variety of medium to heavy duty construction equipment and sell both domestically and internationally. The segment also provides repair services in the Chicago area. The North American Equipment Exchange division, (“NAEE”) markets previously-owned construction and heavy equipment, domestically and internationally. This Division provides a wide range of used lifting and construction equipment of various ages and condition, and the Company has the capability to refurbish the equipment to the customers’ specification.

The following is financial information for our two operating segments, i.e., Lifting Equipment and Equipment Distribution.

	XX,XXXX	XX,XXXX
	Three Months Ended March 31,
	2012	2011
Net revenues
Lifting Equipment	$39,391	$29,604
Equipment Distribution	4,740	2,118
Elimination of intercompany sales	(1,282)	—

Total	$42,849	$31,722
Operating income
Lifting Equipment	$3,886	$2,457
Equipment Distribution	93	(138)
Corporate expenses	(1,376)	(1,067)
Elimination of intercompany profit in inventory	(83)	—

Total operating income	$2,520	$1,252

The Lifting Equipment segment operating earnings includes amortization of $491 and $473 for the three months ended March 31, 2012 and 2011, respectively. The Equipment Distribution segment operating earnings includes amortization of $36 and $37 for the three months ended March 31, 2012 and 2011, respectively

	XX,XXXX	XX,XXXX
	March 31, 2011, 2012	December 31, 2011
Total Assets
Lifting Equipment	$127,539	$115,211
Equipment Distribution	6,135	6,255
Corporate	136	125

Total	$133,810	$121,591

15. Transactions between the Company and Related Parties

In the course of conducting its business, the Company has entered into certain related party transactions.

The Company, through its Manitex and Manitex Liftking subsidiaries, purchases and sells parts to BGI USA, Inc. (“BGI”) including its subsidiary SL Industries, Ltd (“SL”). BGI is a distributor of assembly parts used to manufacture various lifting equipment. SL Industries, Ltd is a Bulgarian subsidiary of BGI that manufactures fabricated and welded components used to manufacture various lifting equipment. BGI is owned by the President of Manufacturing Operations.

The Company through its Manitex Liftking subsidiary provides parts and services to LiftMaster, Ltd (“LiftMaster”) or purchases parts or services from LiftMaster. LiftMaster is a rental company that rents and services rough terrain forklifts. LiftMaster is owned by the Vice President of a wholly owned subsidiary of the Company, Manitex Liftking, ULC, and a relative.

As of March 31, 2012 the Company had an accounts receivable of $44 and $57 from BGI and LiftMaster and accounts payable of $733 and $87 to BGI and LiftMaster, respectively. As of December 31, 2011 the Company had an accounts receivable of $54 from LiftMaster and accounts payable of $442 and $81 to BGI and LiftMaster, respectively.

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

		Three months ended March 31, 2012	Three months ended March 31, 2011
Rent paid —	Bridgeview Facility 1	$61	$60

Sales to:
	SL Industries, Ltd.	$8	$—
	LiftMaster.	2	1

Total Sales		$10	$1

Purchases from:
	BGI USA, Inc.	$43	$49
	SL Industries, Ltd.	795	1,161
	LiftMaster.	4	1

Total Purchases		$842	$1,211

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

16. Income Taxes

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. The annual effective tax rates (excluding discrete items) are estimated to be approximately 34% and 34.6% for 2012 and 2011, respectively. The effective tax rate is based upon the Company’s anticipated earnings both in the U.S. and in foreign jurisdictions.

For the three months ended March 31, 2012, the Company recorded an income tax expense of $644 which consisted primarily of anticipated federal, state and local, and foreign taxes. For the three months ended March 31, 2011, the Company recorded an income tax expense of $234.

The Company’s total unrecognized tax benefits as of March 31, 2012 was approximately $154, which, if recognized, would affect the Company’s effective tax rate. As of March 31, 2012 the Company had accrued immaterial amounts for the potential payment of interest and penalties.

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

During July 2010 the Italian court administrator of CVS SpA approved the Company’s agreement to use certain assets of CVS SpA. This agreement was on a monthly rental fee basis and was for duration of up to two years as the Italian insolvency process, “concordato preventivo” proceeded. Under this process, the creditors of CVS SpA and the court administrator was to determine the resolution of the insolvency of CVS SpA. The administrator could elect to sell the assets of CVS SpA either in whole or piecemeal. Under the agreement, CVS Ferrari srl assumed no prior liabilities of the CVS SpA business, and was permitted to use the rented CVS SpA assets for its own benefit but was required to return the assets at the expiration of the agreement. As part of its agreement the Company also agreed to enter into a standby letter of credit for one million Euros to guarantee its commitments under the agreement. Also included, and subject to the agreement of the creditors, and the court process, was an offer to purchase the rental assets.

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

On June 29, 2011, the Company entered into an agreement with CVS SpA in Liquidation to purchase on July 1, 2011 the assets that were being rented. The operating agreement was terminated on July 1, 2011, when the rented assets were transferred to CVS Ferrari srl. See Note 18 for further details.

18. CVS SpA in Liquidation Assets Purchase

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

(3)

The CVS acquisition was consummated in Euros. The U.S dollar conversions above and elsewhere in this note are based on the exchange rates on the transaction date. As such, the balances in U.S. dollars shown above will differ from the amounts reflected in our March 31, 2011 and December 31, 2011 balance sheets and other notes in the our financial statements as exchanges rates on July 1, 2011 and those dates are different.

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

Machinery and equipment: The fair value of the machinery and equipment was determined by management relying in part on an independent appraisal of the machinery and equipment.

Intangible assets: There are three fundamental methods applied to value intangible assets outlined in FASB ASC 820. These methods include the Cost Approach, the Market Approach, and the Income Approach. Each of these valuation approaches was considered in our estimation of value.

Trade names and trademarks and patented and unpatented technology: Valued using the Relief from Royalty method, a form of both the Market Approach and the Income Approach. Because the Company has established trade names and trademarks and has developed patented and patented technology, the Company estimated the benefit of ownership as the relief from the royalty expense that would need to be incurred in absence of ownership.

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

Pro forma results

Pro forma results have not been provided in connection with the CVS acquisitions as they are not relevant. Pro forma information is not available as CVS SpA was in liquidation and did not operate during 2009.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements and are intended to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to, among other things, the Company’s expectations, beliefs, intentions, future strategies, future events or future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include, without limitation: (1) projections of revenue, earnings, capital structure and other financial items, (2) statements of our plans and objectives, (3) statements regarding the capabilities and capacities of our business operations, (4) statements of expected future economic conditions and the effect on us and on our customers, (5) expected benefits of our cost reduction measures, and (6) assumptions underlying statements regarding us or our business. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements are only predictions. Our actual results may differ materially from information contained in these forward looking-statements for many reasons, including, without limitation, those described below and in our 2011 Annual Report on Form 10-K for the fiscal year ended December 31, 2011, in the section entitled “Item 1A. Risk Factors,”

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

The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. We do not undertake, and expressly disclaim, any obligation to update this forward-looking information, except as required under applicable law. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of the Company appearing elsewhere within this Form 10-Q.

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

Equipment Distribution Segment

The Company operates a crane dealership located in Bridgeview, Illinois that distributes Terex rough terrain and truck cranes, and Manitex boom trucks and sky cranes. We treat these operations as a separate reporting segment entitled “Equipment Distribution.” Our Equipment Distribution segment also supplies repair parts for a wide variety of medium to heavy duty construction equipment sold both domestically and internationally. Our crane products are used primarily for infrastructure development and commercial construction; applications include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance.

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

Customer and Suppliers Concentrations

At March 31, 2012 no one customer accounted for 10% or more of total Company accounts receivables. As of December 31, 2011 no one customer accounted for 10% or more of total Company accounts receivables.

For the three months ended March 31, 2012, no single customer accounted for more than 10% of net revenues. For the three months ended March 31, 2011, no single customer accounted for more than 10% of net revenues.

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

The overall market for construction equipment has improved but has not returned to pre-2008 levels. Certain market segments, particularly, the North American energy sector is currently exceedingly strong. As result, we have seen a significant surge in orders for our higher capacity boom trucks and specialized trailers. As of March 31, 2012, our backlog has grown to $133 million with increases of 59% and 179% when March 31, 2012 backlog is compared to December 31, 2011 and March 31, 2011 backlogs, respectively. As a result, we have taken actions to selectively increase production capacity, including hiring additional manufacturing employees at certain of our facilities. Suppliers are currently increasing capacity to meet the increased demand. Nevertheless, our production will be constrained to varying degrees until the supply chain fully ramps up to meet current demand. As we expect that the availability of components to continue to improve throughout the remainder of the year, we expect that our sales will continue to increase during the year.

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

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net income for the three month periods ended March 31, 2012 and 2011

For the three months ended March 31, 2012 and 2011 the Company had a net income of $1.3 million and $0.4 million, respectively.

For the three months ended March 31, 2012, the net income of $1.3 million consisted of revenue of $42.9 million, cost of sales of $34.3 million, research and development costs of $0.7 million, SG&A expenses of $5.4 million, interest expense of $0.6 million and income tax expense of $0.6 million. For the three months ended March 31, 2011, the net income of $0.4 million consisted of revenue of $31.7 million, cost of sales of $25.3 million, research and development costs of $0.3 million, SG&A expenses of $4.9 million, interest expense of $0.6 million and income tax expense of $0.2 million.

Net revenues and gross profit—For the three months ended March 31, 2012, net revenues and gross profit were $42.9 million and $8.6 million, respectively. Gross profit as a percent of revenues was 20.0 for the three months ended March 31, 2012. For the three months ended March 31, 2011 net revenues and gross profit were $31.70 million and $6.5 million, respectively. Gross profit as a percent of sales was 20.4% for the three months ended March 31, 2011.

Net revenues increased $11.1 million to $42.9 million for the three months ended March 31, 2012 from $31.7 million for the comparable period in 2011. The overall market for construction equipment continues to slowly improve but has not returned to pre-2008 levels. Certain market segments, particularly, the North American energy sector is currently very strong.

Although the overall improvement in the market for construction equipment has contributed to the increase in revenues, the strong demand from the energy sector is by far is the most significant reason why revenues increased 35% between the first quarter 2011 and 2012. The strong demand from the energy sector particularly increased demand and revenues for boom trucks with higher lifting capacity and our specialized trailers that are used primarily to transport heavy equipment.

Our gross profit as a percentage of net revenues of 20.0% and 20.4% for the three month periods ended March 31, 2012 and 2011 was relatively consistent. As a result, the increase in gross profit largely parallels the increase in revenues.

Research and development—Research and development for the three months ended March 31, 2012 was $0.7 million compared to $0.3 million for the comparable period in 2011. The increase in research and development expense reflects our continued commitment to develop and introduce new products that gives the Company a competitive advantage.

Selling, general and administrative expense—Selling, general and administrative expense for the three months ended March 31, 2012 was $5.4 million compared to $4.9 million for the comparable period in 2011, an increase of $0.5 million. Selling, general and administrative expense for the three months ended March 31, 2011 includes approximately $0.5 million to attend the 2011 Con Expo trade show, which is held every three years. Selling, general and administrative expense as a percent of revenues for the three months ended March 31, 2012 decreased to 12.6% of revenues from the comparable period in 2011. Selling general and administrative expense as a percent of revenue for three month period ended March 31, 2011was 15.4% or 13.8% if adjusted to eliminate the cost associated with attending Con Expo.

The increase in selling, general and administrative expense is largely attributed to an increase in compensation expense which reflects an expansion of our sales organization and an increase in the provision for performance related incentive compensation.

Operating income—For the three months ended March 31, 2012 and 2011, the Company had operating income of $2.5 million and $1.3 million, respectively. The increase in operating income is due to an increase in gross profit of $2.1 million offset by $0.8 million increase in operating expenses. An increase in revenues accounts for the increase in gross profit as the gross profit percent decreased 0.4% between the first quarter 2011 and 2012. The increase in operating expenses is related to increases in selling, general and administrative expense which is explained above.

Interest expense—Interest expense was $0.6 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively.

Foreign currency transaction gains—The Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds.

For the three months ended March 31, 2012 and 2011, the Company had insignificant foreign currency gains.

Income tax—For the three months ended March 31, 2012, the Company recorded an income tax expense of $0.6 million which consisted primarily of anticipated federal, state, and foreign taxes. For the three months ended March 31, 2010, the Company recorded an income tax expense of $0.2 million. The effective taxes rates are 34.0% and 34.6% for the three months ended March 31, 2012 and 2011, respectively.

Net income—Net income for the three months ended March 31, 2012 was $1.3 million. This compares with a net income for the three months ended March 31, 2011 of $0.4 million. The change in net income is explained above.

Segment information

Lifting Equipment Segment

	Three Months Ended March 31,
	2012	2011
Net revenues	$39,391	$29,604
Operating income	3,866	2,457
Operating margin	9.9%	8.3%

Net revenues

Net revenues increased $9.8 million to $39.4 million for the three months ended March 31, 2012 from $29.6 million for the comparable period in 2011. The overall market for construction equipment continues to improve but has not returned to pre-2008 levels. Certain market segments, particularly, the North American energy sector is currently very strong. Although the overall improvement in the market for construction equipment has contributed to the increase in revenues, the strong demand from the energy sector is by far is the most significant reason why revenues increased dramatically between first quarter 2011 and 2012. The strong demand from the energy sector particularly increased demand and revenues for boom trucks with higher lifting capacity and our specialized trailers that are used primarily to transport heavy equipment.

Operating income and operating margins

Operating income of $3.9 million for the three months ended March 31, 2012 was equivalent to 9.9% of net revenues compared to an operating income of $2.5 million for the three months ended March 31, 2011 or 8.3% of net revenues. The increase in operating income is due to an increase in gross profit of $2.4 million offset by increased operating expense of $1.0 million. The increase in gross profit is due to the significant increase in revenues as there was only 0.1% change in the gross profit percent between years. The increase in operating expense is attributed to an increase in research and development costs and selling, general and administrative expenses of $0.3 million and $0.7 million, respectively. The increase in research and development expense reflects our continued commitment to develop and introduce new products that gives the Company a competitive advantage. The increase in selling and general expense is due to several factors including the expansion of our sales organization, an increase in the provision for performance related incentive compensation and volume related selling expenses.

Equipment Distribution Segment

	Three Months Ended March 31,
	2012	2011
Net revenues	$4,740	$2,118
Operating income (loss)	93	(138)
Operating margin	2.0%	(6.5)%

Net revenues—Net revenues increased $2.6 million to $4.7 million for the three months ended March 31, 2012 from $2.1 million for the comparable period in 2011. The increase in revenues is primarily attributed to an increase in revenues of $1.3 million related to sales of Terex cranes, an increase in sales of used equipment of $1.0 million and increased part sales of $0.2 million. A general strengthening in demand for new cranes and other construction equipment has lengthened delivery time for new equipment and contributed to increased demand for used equipment. Included in the sales of Terex cranes are several cranes purchased in 2009 which were still in our inventory.

Operating income (loss) and operating margins—The Equipment Distribution segment had an operating income of $0.1 million for the three months ended March 31, 2012 compared to an operating loss of $0.1 million for the three months ended March 31, 2011. The impact of increased revenues was largely offset by a decrease in the gross margin percent and additional selling expenses. The margin decreased as the Terex cranes purchase in 2009 were sold at approximately our carrying value and because the sales of used equipment increased. The gross margin on used equipment is lower than the margin realized on the sale of new equipment or parts.

Reconciliation to Statement of Income

Revenues:

	Three Months Ended March 31,
	2012	2011
Lifting Equipment segment	$39,391	$29,604
Equipment Distribution segment	4,740	2,118
Intercompany sales	(1,282)	—

	$42,849	$31,722

Operating Income:

	Three Months Ended March 31,
	2012	2011
Lifting Equipment segment	$3,886	$2,457
Equipment Distribution segment	93	(138)
Corporate expenses	(1,376)	(1,067)
Elimination of intercompany profit in inventory	(83)	—

	$2,520	$1,252

Liquidity and Capital Resources

Cash and cash equivalents were $0.5 million at March 31, 2012 compared to $0.1 million at December 31, 2011. In addition, the Company has both a U.S. and Canadian revolving credit facility, with maturity dates of April 1, 2015. At March 31, 2012 the Company had approximately $5.5 million available to borrow under these credit facilities. Additionally, our Canadian subsidiary had $0.2 availability under its specialized export facility.

Additionally, CVS has agreements with five Italian banks under which CVS can borrow approximately €3.0 million ($4.0 million) against specific orders, invoices and letters of credit. As of March 31, 2012, CVS had received advances of € 2.0 million ($2.7 million). The amount of future advances is dependent on open orders, invoices and letters of credits that exist at the time an advance is requested. The percent that the bank will advance is dependent on both the nature of documents against which they are advancing and the credit worthiness of the customer.

During the three months ended March 31, 2012, total debt increased by $3.1 million to $45.3 million at March 31, 2012 from $42.2 million at December 31, 2011.

The following is a summary of the net increase in our indebtedness from December 31, 2011 to March 31, 2012:

Facility	Increase/ (decrease)
Revolving credit facility	$2.3 million
Revolving Canadian credit facility	(1.1) million
Revolving credit facility—specialized export facility	1.6 million
Revolving credit facility—Equipment Line	(0.1) million
Installment note	(0.1) million
Note payable—bank (insurance premiums)	0.5 million
Note payable—floor plan	(0.1) million
Capital leases	(0.2) million
CVS assets acquisition note	(0.6) million
Borrowing against orders, invoices, or letters of credit	0.9 million

$3.1 million

Outstanding borrowings

The following is a summary of our outstanding borrowings at March 31, 2012:

	Outstanding Balance	Interest Rate		Interest Paid	Principal Payment

Revolving credit facility	$21.6 million	3.25%		Monthly	n.a.

Revolving Canadian credit facility	4.6 million	3.50%		Monthly	n.a.

Revolving credit facility— Specialized Export Facility	1.6 million	3.50%		Monthly	60 days after shipment

Revolving credit facility—Equipment Line	0.9 million	3.25%		Monthly	n.a.

Installment note	0.7 million	4.25%		Quarterly	$0.04 million monthly

Badger acquisition note	1.6 million	11.0%		Quarterly	$0.6 million each July 10

Load King debt	2.1 million	3.00 to 6.25	% %	Monthly	$0.02 million monthly installment payment (includes interest)

Notes payable bank (insurance premiums)	0.5 million	3.70%		Monthly	$0.07 million monthly

Note payable—floor plan	1.1 million	6.0%		Monthly	$0.04 monthly

Note payable—Terex	1.0 million	6.0%		Quarterly	$0.25 million March 1 ($0.15 million) can be paid in stock

Capital lease—Georgetown facility	3.4 million	12.0%		Monthly	$0.07 million monthly payment includes interest

Capital leases—Winona facility	1.1 million	6.13%		Monthly	$0.025 million monthly payment includes interest

CVS assets acquisition note	2.4 million	4.0%		Semi-annually	$0.6

Borrowings against orders, invoices and letters of credit	2.7 million	2.45 —3.19%		Monthly	Upon payment of invoice or letter of credit

	$45.3 million

Future availability under credit facilities

As stated above, the Company had cash of $0.5 million and approximately $5.7 million available to borrow under its credit facilities at March 31, 2012. Additionally, CVS has agreements with five Italian banks under which CVS can draw up to €3.0 million ($4.0 million) against specific orders, invoices and letters of credit. As of March 31, 2012, CVS had received advances of €2.0 million ($2.7 million) from the banks. Any future advances against the Italian facilities are dependent on having available collateral.

The Company needs cash to fund normal working capital needs and to make scheduled debt payments as shown in the above table. Both the U.S. and Canadian credit facilities are asset based. The maximum the Company may borrow under either facility is the lower of the credit line or the available collateral, as defined in the credit agreements. Collateral under the agreements consists of stated percentages of eligible accounts receivable and inventory. The overall market for construction equipment has improved but has not returned to pre-2008 levels. Certain market segments, particularly, the North American energy sector is currently very strong. As a result, we have increased our inventories to support future sales growth. The collateral formula for the U.S. credit facility limits borrowing against inventory to 50% of eligible inventory (work in process inventory is excluded) and caps total borrowing against our inventory at $14.0 million. In the future, the provision limiting borrowing against inventory to 50% of eligible inventory may result in additional cash constraints. However, the Company expects cash flows from operations and existing availability under the current revolving credit facilities, nevertheless, will be adequate to fund future operations. If in the future, we were to determine that additional funding is necessary, we believe that it would be available.

We will likely need to raise additional capital through debt or equity financings to support our growth strategy, which may include additional acquisitions. There is no assurance that such financing will be available or, if available, on acceptable terms.

2012

Operating activities consumed $2.3 million of cash for the three months ended March 31, 2012 comprised of net income of $1.3 million, non-cash items that totaled $1.7 million and changes in assets and liabilities, which consumed $5.2 million. The principal non-cash items are depreciation and amortization of $0.9 million, a decrease in deferred tax assets of $0.7 million and shared based compensation of $0.2 million.

The change in assets and liabilities which consumed $5.2 million in cash is principally attributed to the following changes in assets and liabilities including increases in accounts payable of $6.0 million and accrued expenses of $1.1 million which generated cash and increases in accounts receivable of $6.5 million, inventory of $5.3 million, and prepaid expenses of $0.6 million which consumed cash. The increases in accounts receivable, inventory and accounts payable are principally due to the increased revenues. The increase in accrued expense is principally related to an increase in accruals related to employee compensation at our Italian subsidiary. The increase in prepaid expense is attributed to an increase in prepaid insurance which is the result of payments being made in connection with the annual renewal of various policies.

Investing activities for the three months ended March 31, 2012 consumed $0.2 million of cash which represents an investment in a several pieces of equipment.

Financing activities generated $2.8 million in cash for the three months ended March 31, 2012, which compares to the $3.1 million net increase in outstanding debt reflected on the above table. The $0.3 million difference is an exchange rate difference that occurs as cash flows for foreign subsidiaries are calculated in local currencies and then converted to U.S. dollars. As such, the impact (in U.S. dollars) of change in exchange rates for the Canadian dollar and Euro had on outstanding debt are reflected on the cash flow statement on the line entitled “effect of exchange rate changes on cash” rather than being included in the financing activity section.

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

Financing activities generated $1.1 million in cash for the three months ended March 31, 2011, as net debt increase. Payments on existing debt were more than offset by a $1.5 million increase in the U.S. revolving credit facility, an increase of $0.6 million in work capital borrowings by our Italian subsidiary and new $0.3 million note used to finance insurance premiums.

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

Critical Accounting Policies

See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, for a discussion of the Company’s other critical accounting policies.

Impact of Recently Issued Accounting Standards

Recently Adopted Accounting Guidance

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

On January 1, 2012, the Company adopted the provisions of ASU 2011-05 that were not deferred by ASU 2011-12. Accordingly, the Company’s financial statements include a “Consolidated Statement of Comprehensive Income” which immediately follows the Company’s Consolidated Statement of Income.

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

Item 3—Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4—Controls and Procedures

Disclosure Controls and Procedures

The Company under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2012.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2012 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

The Company is involved in various legal proceedings, including product liability and workers’ compensation matters which have arisen in the normal course of operations. The Company has product liability insurance with self-insurance retention that ranges from $50 thousand to $1 million. Certain cases are at a preliminary stage, and it is not possible to estimate the amount or timing of any cost to the Company. However, the Company does not believe that these contingencies, in the aggregate, will have a material adverse effect on the Company. When it is probable that a loss has been incurred and possible to make a reasonable estimate of the Company’s liability with respect to such matters, a provision is recorded for the amount of such estimate or the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

Item  1A—Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed for the year ended December  31, 2011.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s credit agreement with Comerica Bank directly restricts the Company’s ability to declare or pay dividends without Comerica’s consent. In addition, pursuant to the Company’s credit agreement with Comerica, the Company must maintain as specified in the agreement a Debt Service ratio and Funded Debt to EBITDA ratio.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publically Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1—January 31, 2012	—	—	—	—
February 1—February 29, 2012	—	—	—	—
March 1—March 31, 2012	—	—	—	—

	—	—	—	—

Item 3—Defaults Upon Senior Securities

None

Item 4—Mining Safety Disclosures

Item 5—Other Information

Not applicable.

Item 6—Exhibits

See the Exhibit Index set forth below for a list of exhibits included with this Quarterly Report on Form 10-Q.

Item 6—Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1

Amendment No. 8 to Second Amended and Restated Credit Agreement and Amendment to Revolving Credit Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 17, 2012).

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

101**

The following financial information from Manitex International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Income for the three months ended March 31, 2012 and 2011 (ii) Statement of Comprehensive Income for three months ended March 31, 2012 and 2011 (ii) Balance Sheets as of march 31, 2012 and December 31, 2011, (iii) Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) Notes to Unaudited Interim Financial Statements.

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

May 11, 2012

	By:	/S/ DAVID J. LANGEVIN
David J. Langevin
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 11, 2012

	By:	/S/ DAVID H. GRANSEE
David H. Gransee
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)