Form 10-Q
period 2012-06-30
Manitex International, Inc.
filed 2012-08-10
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the registrant’s common stock, no par, outstanding at August 10, 2012 was 12,227,631

MANITEX INTERNATIONAL, INC.

FORM 10-Q INDEX

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	June 30, 2012	December 31, 2011
	Unaudited	Unaudited
ASSETS
Cash	$1,728	$71
Trade receivables (net)	35,054	23,913
Accounts receivable finance	330	394
Other receivables	3,062	2,284
Inventory (net)	53,332	42,307
Deferred tax asset	923	923
Prepaid expense and other	2,067	1,317

Total current assets	96,496	71,209

Accounts receivable finance	360	557
Total fixed assets (net)	10,358	11,017
Intangible assets (net)	19,051	20,153
Deferred tax asset	1,390	3,238
Goodwill	15,245	15,267
Other long-term assets	146	150

Total assets	$143,046	$121,591

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable—short term	$6,264	$5,349
Revolving credit facilities	1,946	—
Current portion of capital lease obligations	865	634
Accounts payable	26,865	18,421
Accounts payable related parties	532	470
Accrued expenses	6,799	4,946
Other current liabilities	922	357

Total current liabilities	44,193	30,177

Long-term liabilities
Revolving term credit facilities	31,652	25,874
Deferred tax liability	4,825	4,825
Notes payable	4,442	6,335
Capital lease obligations	4,210	4,035
Deferred gain on sale of building	2,219	2,408
Other long-term liabilities	1,050	1,143

Total long-term liabilities	48,398	44,620

Total liabilities	92,591	74,797

Commitments and contingencies
Shareholders’ equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at June 30, 2012 and December 31, 2011	—	—
Common Stock—no par value, 20,000,000 shares authorized, 11,727,631 and 11,681,051 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	48,979	48,571
Warrants	—	232
Paid in capital	1,133	1,098
Retained earnings (deficit)	161	(3,368)
Accumulated other comprehensive income	182	261

Total shareholders’ equity	50,455	46,794

Total liabilities and shareholders’ equity	$143,046	$121,591

The accompanying notes are an integral part of these financial statements.

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	Unaudited	Unaudited	Unaudited	Unaudited
Net revenues	$52,496	$37,066	$95,345	$68,788
Cost of sales	41,740	29,588	76,013	54,851

Gross profit	10,756	7,478	19,332	13,937
Operating expenses
Research and development costs	649	358	1,319	681
Selling, general and administrative expenses	5,911	4,879	11,297	9,763

Total operating expenses	6,560	5,237	12,616	10,444

Operating income	4,196	2,241	6,716	3,493
Other income (expense)
Interest expense	(620)	(655)	(1,267)	(1,271)
Foreign currency transaction (losses) gains	(108)	33	(94)	48
Other income (loss)	71	(8)	79	17

Total other expense	(657)	(630)	(1,282)	(1,206)

Income before income taxes	3,539	1,611	5,434	2,287
Income tax	1,231	582	1,875	816

Net income	$2,308	$1,029	$3,559	$1,471

Earnings Per Share
Basic	$0.20	$0.09	$0.30	$0.13
Diluted	$0.20	$0.09	$0.30	$0.13
Weighted average common shares outstanding
Basic	11,713,206	11,409,533	11,698,256	11,406,177
Diluted	11,729,360	11,601,180	11,707,094	11,591,428

The accompanying notes are an integral part of these financial statements.

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	Unaudited	Unaudited	Unaudited	Unaudited
Net income:	$2,308	$1,029	$3,559	$1,471
Other comprehensive income (loss)
Foreign currency translation adjustments	(348)	63	(117)	309
Derivative instrument fair market value adjustment—net of income taxes	30	(125)	38	(27)

Total other comprehensive (loss) income	(378)	48	(79)	282

Comprehensive income	$1,930	$1,077	$3,480	$1,753

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands, except for share amounts)

	Six Months Ended June 30,
	2012	2011
	Unaudited	Unaudited
Cash flows from operating activities:
Net income	$3,559	$1,471
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	1,790	1,604
Changes in allowances for doubtful accounts	10	20
Changes in inventory reserves	93	80
Deferred income taxes	1,848	529
Stock based deferred compensation	181	87
Gain on disposal of fixed assets	(72)	(31)
Reserves for uncertain tax provisions	4	5
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(12,133)	(2,973)
(Increase) decrease in accounts receivable finance	243	—
(Increase) decrease in inventory	(11,287)	(6,962)
(Increase) decrease in prepaid expenses	(765)	(61)
(Increase) decrease in other assets	4	(71)
Increase (decrease) in accounts payable	8,717	1,868
Increase (decrease) in accrued expense	1,927	(684)
Increase (decrease) in other current liabilities	575	201
Increase (decrease) in other long-term liabilities	(97)	—

Net cash used for operating activities	(5,403)	(4,917)

Cash flows from investing activities:
Proceeds from the sale of fixed assets	98	135
Investments in intangibles other than goodwill	—	(148)
Purchase of property and equipment	(330)	(344)

Net cash used for investing activities	(232)	(357)

Cash flows from financing activities:
Borrowing on revolving term credit facilities	7,761	2,965
Repayments on revolving term credit facility	—	—
Shares repurchased for income tax withholdings on stock based deferred compensation	—	(12)
New borrowings	4,479	4,036
Note payments	(5,296)	(1,219)
Proceeds from capital leases	724	—
Payments on capital lease obligations	(318)	(284)

Net cash provided by financing activities	7,350	5,486

Net increase in cash and cash equivalents	1,715	212
Effect of exchange rate change on cash	(58)	105
Cash and cash equivalents at the beginning of the year	71	662

Cash and cash equivalents at end of period	$1,728	$979

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

Our subsidiary, Manitex Load King, Inc. (“Load King”) manufactures specialized custom trailers and hauling systems, typically used for transporting heavy equipment. Load King trailers serve niche markets in the commercial construction, railroad, military, and equipment rental industries through a dealer network.

On July 1, 2010, the Company’s newly formed Italian subsidiary, CVS Ferrari, srl (“CVS”) entered into an agreement to rent certain assets of CVS SpA on an exclusive rental basis during the Italian bankruptcy process (concordato preventivo) of CVS SpA. CVS SpA is located near Milan, Italy, and designed and manufactured a range of reach stackers and associated lifting equipment for the global container handling market, which were sold through a broad dealer network. During the third quarter 2010, CVS Ferrari, srl commenced operations and used the rental assets in its operations. On June 29, 2011, the Company entered into an agreement which was effective on July 1, 2011 with CVS SpA in Liquidation to acquire the assets that were being rented. See Note 18 for further information.

Equipment Distribution Segment

The Company’s Crane & Machinery Division, is a crane dealer that distributes Terex rough terrain and truck cranes, Manitex boom trucks and sky cranes. The division provides service in its local market and also supplies repair parts for a wide variety of medium to heavy duty construction equipment sold both domestically and internationally. The crane products are used primarily for infrastructure development and commercial constructions. Applications include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance.

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

2. Basis of Presentation

The accompanying consolidated financial statements, included herein, have been prepared by the Company without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed) necessary for a fair presentation of the Company’s financial position as of June 30, 2012, and results of its operations and cash flows for the periods presented. The consolidated balances as of December 31, 2011 were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the year.

Allowance for Doubtful Accounts

Accounts Receivable is reduced by an allowance for amounts that may become uncollectible in the future. The Company’s estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where the Company has information that the customer may have an inability to meet its financial obligations. The Company had allowances for doubtful accounts of $154 and $144 at June 30, 2012 and December 31, 2011, respectively.

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

3. Financial Instruments—Forward Currency Exchange Contracts

The following tables set forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 by level within the fair value hierarchy. As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is summary of items that the Company measures at fair value:

	Fair Value at June 30, 2012
	Level 1	Level 2	Level 3	Total
Asset
Forward currency exchange contracts	$180	$—	$—	$180

Total current assets at fair value	$180	$—	$—	$180

Liabilities:
Forward currency exchange contracts	$55	$—	$—	$55

Total current liabilities at fair value	$55	$—	$—	$55

	Fair Value at December 31, 2011
	Level 1	Level 2	Level 3	Total
Asset
Forward currency exchange contracts	$145	$—	$—	$145

Total current assets at fair value	$145	$—	$—	$145

Liabilities:
Forward currency exchange contracts	$77	$—	$—	$77

Total current liabilities at fair value	$77	$—	$—	$77

Load King contingent consideration	$—	$—	$30	$30

Total long-term liabilities at fair value	$—	$—	$30	$30

Fair Value Measurements

ASC 820-10 classifies the inputs used to measure fair value into the following hierarchy:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 -	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3 -	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The fair value of the forward currency contracts are determined on the last day of each reporting period using quoted prices in active markets, which are supplied to the Company by the foreign currency trading operation of its bank. Under ASC 820-10, items valued based on quoted prices in active markets are Level 1 items.

The Load King purchase agreement has a contingent consideration provision which provides for a one-time payment of $750 if net revenues are equal to or greater than $30,000 in 2010, 2011 or 2012. Given the disparity between the revenue threshold and the Company’s projected financial results, it was determined that a Monte Carlo simulation analysis was appropriate to determine the fair value of contingent consideration. It was determined that the probability weighted average earn out payment is $30. Based thereon, we determined the fair value of the contingent consideration to be $30. During the quarter ended March 31, 2012, the Company determined that the sales would not equal or exceed $30,000 for any of the three years and, therefore, eliminated the accrual for contingent consideration.

4. Derivative Financial Instruments

The Company’s risk management objective is to use the most efficient and effective methods available to us to minimize, eliminate, reduce or transfer the risks which are associated with fluctuation of exchange rates between the Canadian and U.S. dollar and the Euro and the U.S. dollar. When the Company’s Canadian subsidiary receives a significant new U.S. dollar order, management will evaluate different options that may be available to mitigate future currency exchange risks. The decision to hedge future sales is not automatic and is decided case by case. The Company will only use hedge instruments to hedge firm existing sales orders and not estimated exposure, when management determines that exchange risks exceeds desired risk tolerance levels.

The Company enters into forward currency exchange contracts in order to attempt to create a relationship such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. The forward currency exchange contracts that the Company has to offset existing assets and liabilities denominated in other than the reporting units’ functional currency have been determined not to be considered a hedge under ASC 815-10. The Company records at the balance sheet date the forward currency exchange contracts at its market value with any associated gain or loss being recorded in current earnings. Both realized and unrealized gains and losses related to forward currency contracts are included in current earnings and are reflected in the Statement of Operations in the other income (expense) section on the line titled foreign currency transaction gains/(losses). Items denominated in other than a reporting unit’s functional currency includes U.S. denominated accounts receivable and accounts payable held by our Canadian subsidiary.

The Company entered into forward currency contracts to hedge certain future U.S. dollar sales of its Canadian Subsidiary. The decision to hedge future sales is not automatic and is decided on a case by case basis. The forward currency contracts to hedge future sales are designated as cash flow hedges under ASC 815-10.

As required, forward currency contracts are recognized as an asset or liability at fair value on the Company’s Consolidated Balance Sheet. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (date of sale). Gains or losses on cash flow hedges when recognized into income are included in net revenues. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The Company expects minimal ineffectiveness as the Company has hedged only firm sales orders and has not hedged estimated exposures. In the next twelve months, the company estimates $18 of pre-tax unrealized gains related to forward currency contract hedges to be reclassified from other comprehensive income into earnings.

At June 30, 2012, the Company had entered into a series of forward currency exchange contracts. The contracts obligate the Company to purchase approximately CDN $5,746 in total. The contracts which are in various amounts mature between July 9, 2012 and September 28, 2012. Under the contracts, the Company will purchase Canadian dollars at exchange rates between ..9465 and 1.0151. The Canadian to U.S. dollar exchange rate was .9822 at June 30, 2012.

The unrealized currency exchange asset is reported under prepaid expense and other if it is an asset or under accrued expenses if it is a liability on the balance sheet at June 30, 2012. As of June 30, 2012, the Company had the following forward currency contracts:

Nature of Derivative	Amount		Type
Forward currency contract	CDN$	3,519	Not designated as hedge instrument
Forward currency contract	CDN$	2,227	Cash flow hedge
Forward currency contract		€1,200	Not designated as hedge instrument

The following table provides the location and fair value amounts of derivative instruments that are reported in the Consolidated Balance Sheet as of June 30, 2012 and December 31, 2011:

Total derivatives NOT designated as a hedge instrument

	Balance Sheet Location	Fair Value
		June 30, 2012	December 31, 2011
Asset Derivatives
Foreign currency Exchange Contract	Prepaid expense and other	$155	$114

Liabilities Derivatives
Foreign currency Exchange Contract	Accrued expense	$(48)	$(7)

Total derivatives designated as a hedge instrument

	Balance Sheet Location	Fair Value
		June 30, 2012	December 31, 2011
Asset Derivatives
Foreign currency Exchange Contract	Prepaid expense and other	$25	$31

Liabilities Derivatives
Foreign currency Exchange Contract	Accrued expense	$(7)	$(70)

The following tables provide the effect of derivative instruments on the Consolidated Statement of Operations for the three and six months ended June 30, 2012 and 2011:

	Location of gain or (loss) recognized in Income Statement	Gain or (loss)
		Three months ended June 30,		Six-months ended June 30,
		2012	2011	2012	2011
Derivatives Not designated as Hedge Instrument
Forward currency contracts	Foreign currency transaction gains (losses)	$2	$4	$(5)	$32

		Gain or (loss)
	Location of gain or (loss) recognized in Income Statement	Three months ended June 30,		Six months ended June 30,
		2012	2011	2012	2011
Derivatives designated as Hedge Instrument
Forward currency contracts	Net revenue	$3	$9	$(18)	$100

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

5. Net Earnings per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of warrants, and restricted stock units. Details of the calculations are as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net Income per common share
Basic	$2,308	$1,029	$3,559	$1,471
Diluted	$2,308	$1,029	$3,559	$1,471

Earnings per share
Basic	$0.20	$0.09	$0.30	$0.13
Diluted	$0.20	$0.09	$0.30	$0.13

Weighted average common share outstanding
Basic	11,713,206	11,409,533	11,698,256	11,406,177

Diluted
Basic	11,713,206	11,409,533	11,698,256	11,406,177
Dilutive effect of warrants	10,084	189,830	5,042	183,692
Dilutive effect of restricted stock units	6,070	1,817	3,796	1,559

	11,729,360	11,601,180	11,707,094	11,591,428

6. Equity

Stock Warrants

At March 31, 2012 and December 31, 2011, the Company had issued and outstanding 105,000 warrants with an expiration date of September 12, 2012 and an exercise price of $7.18. The outstanding warrants were exercisable on a cashless basis, and were callable by the Company on a cashless basis under certain circumstances.

On May 18, 2012, the holder of the outstanding warrants elected to exercise its rights to purchase 105,000 warrant shares under the cashless exercise provisions of the warrant. Under the cashless exercise provisions, the holder surrender its rights to receive the number of shares with a value equal to the exercise price of $754 based on the average of $9.782 of the closing price for the five days, preceding the date of exercise or 77,071 shares. Upon exercise, the warrant holder was issued 27,929 shares of Company, which represents the difference between the 105,000 warrants exercised and the 77,071 shares surrendered in lieu of a cash payment for the exercise price.

At June 30, 2012, there were no outstanding warrants.

Stock Issuance

On March 21, 2012, the Company issued 18,651 shares of common stock to employees for restricted stock units issued under the Company’s 2004 Incentive Plan, which had vested.

On May 18, 2012, the Company issued shares of common stock in connection with a cashless exercise of warrant as detailed below:

Issued Date	Shares Issued	Shares Repurchased	Share Net of Repurchases	Repurchase Price
May 18, 2012	105,000	77,071	27,929	$9.782

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

The following table contains information regarding restricted stock units:

June 30, 2012
Outstanding on January 1, 2012	5,100
Units granted during the period	32,051
Vested and issued	(18,651)

Outstanding on June 30, 2012	18,500

On March 21, 2012, the Company granted an aggregate of 20,000 restricted stock units to four independent Directors pursuant to the Company’s 2004 Equity Incentive Plan. Restricted stock units of 6,600, 6,600 and 6,800 vest on March 21, 2012, December 31, 2012 and December 31, 2013, respectively.

On March 21, 2012, the Company granted 12,051 restricted stock units to four officers pursuant to the Company’s 2004 Equity Incentive Plan. The restricted stock units which vested immediately represent a portion of the Officers 2011 bonus award that was paid in restricted stock units.

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $23 and $8 for the three months and $87 and $87 for the six months ended June 30, 2012 and 2011, respectively. Additional compensation expense related to restricted stock units will be $45, and $53 for the remainder of 2012 and 2013, respectively.

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

8. Inventory

The components of inventory are as follows:

	June 30, 2012	December 31, 2011
Raw materials and purchased parts, net of reserve of $793	$41,162	$31,599
Work in process	8,050	6,270
Finished goods	4,120	4,438

Inventory, net	$53,332	$42,307

9. Goodwill and Intangible Assets

	June 30, 2012	December 31, 2011	Useful lives
Patented and unpatented technology	$12,680	$12,695	7-10 years
Amortization	(6,787)	(6,144)
Customer relationships	10,080	10,081	10-20 years
Amortization	(3,012)	(2,723)
Trade names and trademarks	7,252	7,287	25 years-indefinite
Amortization	(1,262)	(1,143)
In process research and development	100	100	indefinite
Customer backlog	471	472	< 1 year
Amortization	(471)	(472)

Intangible assets	19,051	20,153
Goodwill	15,245	15,267

Goodwill and other intangibles	$34,296	$35,420

Amortization expense for intangible assets was $526 and $509 for the three months and $1,053 and $1,018 for the six months ended June 30, 2012 and 2011, respectively.

Changes in goodwill for the six months ended June 30, 2012 are as follows:

	Equipment Lifting Segment	Equipment Distribution Segment	Total
Balance January 1, 2012	$14,992	$275	$15,267
Effect of change in exchange rates	(22)	—	(22)

Balance June 30, 2012	$14,970	$275	$15,245

10. Accounts Payable and Accrued Expenses

	June 30, 2012	December 31, 2011
Account payable:
Trade	$26,865	$18,268
Bank overdraft	—	153

Total accounts payable	$26,865	$18,421

Accrued expenses:
Accrued payroll	$1,338	$669
Accrued Fringe Benefits	310	80

	June 30, 2012	December 31, 2011
Accrued bonuses	1,094	1,007
Accrued vacation expense	397	348
Accrued consulting fees	—	263
Accrued rent	28	68
Accrued interest	155	141
Accrued commissions	455	481
Accrued expenses—other	670	347
Accrued warranty	802	698
Accrued income taxes	228	80
Accrued taxes other than income taxes	1,172	574
Accrued product Liability	95	113
Accrued liability on forward currency exchange contracts	55	77

Total accrued expenses	$6,799	$4,946

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

	Six Months Ended
	June 30, 2012	June 30, 2011
Balance January 1,	$698	$577
Accrual for warranties issued during the period	1,023	779
Warranty services provided	(919)	(664)
Changes in estimate	—	(8)
Foreign currency translation	—	4

Balance June 30,	$802	$688

12. Revolving Term Credit Facilities and Debt

Revolving Credit Facility

At June 30, 2012, the Company had drawn $24,912 under a revolving credit facility. The Company is eligible to borrow up to $27,500 with interest at the prime rate (prime was 3.25% at June 30, 2012). Alternatively, the Company can elect to take LIBOR based advances for a one, two or three month period, in which case interest is then equal to the applicable LIBOR interest rate plus 3.15%. At the end of specified period, the Company can elect to rollover the LIBOR based advance to another one, two or three month LIBOR based advance or can elect to convert the advance to a prime rate borrowing. The maximum amount available is limited to the sum of 85% of eligible receivables, and the lesser of 50% of eligible inventory or $14,000, plus $1,500. At June 30, 2012, the maximum the Company could borrow based on available collateral was capped at $27,500. The credit facility’s original maturity date was January 2, 2005. The maturity date was subsequently extended and the note is now due on April 1, 2015. The indebtedness is collateralized by substantially all of the Company’s assets. The facility contains customary limitations including, but not limited to, limitations on acquisitions, dividends, repurchase of the Company’s stock and capital expenditures. The agreement also requires the Company to have a Debt Service Ratio, as defined in the agreement, of 1.25 to 1.0 and Funded Debt to EBITDA Ratio, as defined in the agreement, of no greater than 5.25 to 1.0 through March 31, 2012, from June 30, 2012 through March 31, 2013 a ratio of no greater than 4.75 to 1.0 and on June 30, 2013 and thereafter a ratio of no greater than 4.25 to 1.0.

The agreement also provides that the bank is to receive an unused credit line fee in an amount equal to one-eighth percent per annum payable quarterly in arrears.

The agreement permits the Company to issue unsecured guarantees of indebtedness owed by CVS Ferrari, srl to foreign banks in respect to working capital financing, not to exceed the lesser of $5,000 or the amount of such financing. Additionally the agreement allows the Company to make or allow to remain outstanding any investment (whether such investment shall be of the character of investment of shares of stock, evidence of indebtedness or other securities or otherwise) in, or any loans or advances to CVS or to any other wholly-owned foreign subsidiary in an amount not to exceed 4,000 through August 1, 2012 and $3,000 after August 1, 2012.

Revolving Canadian Credit Facility

At June 30, 2012, the Company had drawn US $6,166 under a revolving credit agreement with a bank. The Company is eligible to borrow up to CDN $6,500 or US $6,384. The maximum amount available is limited to the sum of (1) 85% of eligible receivables plus (2) the lesser of 35% of eligible work-in-process inventory or CDN $500 plus (3) the lesser of 50% of eligible inventory less work-in-process inventory or CDN $3,500. At June 30, 2012, the maximum the Company could borrow based on available collateral was CDN $6,500 or US $6,384. The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets. The Company can borrow in either U.S. or Canadian dollars. For the purposes of determining availability under the credit line, borrowings in U.S. dollars are converted to Canadian dollars based on the most favorable spot exchange rate determined by the bank to be available to it at the relevant time. Any borrowings under the facility in Canadian dollars bear interest at the Canadian prime rate (the Canadian prime was 3.0% at June 30, 2012) plus 0.5%. Any borrowings under the facility in U.S. dollars bear interest at the U.S. prime rate (prime was 3.25% at June 30, 2013). The credit facility has a maturity date of April 1, 2015.

Specialized Export Facility

On December 23, 2011, the Canadian Revolving Credit agreement was amended to add a $2,000 Specialized Export Facility that matures on March 11, 2013. Borrowings under the Specialized Export Facility are guaranteed by the Company and Export Development Canada (“EDC”), a corporation established by an Act of Parliament of Canada. Under the Export Facility Liftking can borrow 90% of the total cost of material and labor incurred on export contracts which are subject to the EDC guarantee. The EDC guarantee, which expires on March 11, 2013, is issued under their export guarantee program and covers certain goods that are to be exported from Canada. At June 30, 2012, the maximum the Company could borrow based under the Specialized Export Facility was CDN 2,000 or US $1,964. Under this facility, the Company can borrow either Canadian or U.S. dollars. The Export Facility advances bear interest at the same rate as other advances received under Liftfking’s revolving Canadian credit facility. Repayment of advances made under the Export Facility are due sixty days after shipment of the goods, or five business days after the borrower receives payment in full for the goods covered by the guarantee (the “Scheduled Payment Date”) or upon the termination of the EDC guarantee. In connection with the Specialized Export Facility, the bank received a $10 commitment fee and the Company reimbursed the bank in the amount of $25 for a fee the bank paid to the EDC in exchange for their guarantee.

At June 30, 2012, the Company had borrowing outstanding under the Specialized Export Facility of $1,946.

Revolving Credit Facility—Equipment Line

At June 30, 2012, the Company had drawn $575 under a revolving credit facility with a bank. The Company is eligible to borrow up to $1,000 with interest at prime rate (prime was 3.25% at June 30, 2012). Alternatively, the Company can elect to take LIBOR based advances for a one, two or three month period, in which case interest is then equal to the applicable LIBOR interest rate plus 3.15%. At the end of specified period, the Company can elect to rollover the LIBOR based advance to another one, two or three month LIBOR based advance or can elect to convert the advance to a prime rate borrowing. The maximum amount available is limited to of 85% of eligible equipment. The maximum the Company could borrow on June 30, 2012 was $1,000. The credit facility has a maturity date of April 1, 2015.

Installment Note

On June 30, 2011, the Company borrowed $1,850 under an installment note. Under the Note, the Company is obligated to make forty-eight monthly installment payments of $39 plus accrued interest commencing on August 1, 2011. The Note, which matures on July 1, 2015, provides for interest of prime plus one percent (1.0%). The Note may be prepaid at any time without penalty or premium. The Company elected to make a prepayment of $800 in December 2011. In the event of default (as defined in the Second Amended and Restated Credit Agreement dated April 11, 2007, as amended), Comerica at its option may declare any or all of the indebtedness under this Note due and payable. The Note also provides for interest of prime plus four percent (4.0%) in the event of a default. The “Note” is collateralized by substantially all the assets of the Company. As of June 30, 2012, the note has a balance of $626.

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

The note was recorded at its fair value on date of issuance at $2,440. The fair value of the promissory note was calculated to be equal to the present value of the future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of interest of 11% was determined to be the appropriate rate following an assessment of the risk inherent in the debt issue and the market rate for debt of this nature using corporate credit ratings criteria adjusted for the lack of public markets for this note. The calculated fair value was $2,440. The difference between face amount of the note and its fair value is being amortized over the life of the note ($240 through June 30, 2012), and is being charged to interest expense. The Company elected to make the principal payment which was due on July 10, 2012 on June 30, 2012. As result, the note had a balance due as of June 30, 2012 of $1,030. As of June 30, 2012, there is $70 of unamortized discount that will be amortized over the remaining life of the note.

Note Payable—Terex

At June 30, 2012, the Company has a note payable to Terex Corporation for $1,000. The note which had an original principal amount of $2,000 was issued in connection with the purchase of substantially all of the domestic assets of Crane & Machinery, Inc. (“Crane”) and Schaeff Lift Truck, Inc., (“Schaeff”). During the purchase negotiations, the Company agreed to assist the sellers and GT Distribution LLC in restructuring certain debt owed to Terex Corporation (“Terex”). Accordingly, on October 6, 2008, the Company entered into a Restructuring Agreement with Terex and Crane pursuant to which the Company executed and delivered to Terex a promissory note in the amount of $2,000 that has an annual interest rate of 6%. Terex has been granted a lien on and security interest in all of the assets of the Company’s Crane & Machinery Division.

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

Note Payable Floor Plan

During the quarter ended June 30, 2012, the Company repaid in its entirety the outstanding balance due a finance company that was borrowed under a floor plan financing agreement.

Note Payable—Bank

At June 30, 2012, the Company has a $324 note payable to a bank that bears interest at 3.70%. Under the terms of the note the Company is required to make monthly payments of $65. The proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. As such, the holder of the note has a security interest in the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums

Debt to Refinance Load King Acquisition Debt

On June 30, 2012, the Company owed $1,217 and $839 to a bank and the South Dakota Board of Economic Development (“BED”), respectively.

On November 2, 2011, the Company’s Load King subsidiary borrowed $1,258 and $858 from the bank and BED, respectively. In connection with the borrowings, Load King executed three promissory notes. Promissory notes in the amount $858 were delivered to the bank and BED. The, aforementioned, promissory notes are collateralized by a mortgage on the Company’s land and building located in Elk Point, South Dakota (“Bank Mortgage” and “BED Mortgage”). Additionally, Load King executed and delivered to the bank a $400 promissory note, (“Equipment Note”) collateralized by the Company’s machinery and equipment located in Elk Point, South Dakota. The funds received in connection with the above borrowing were used to repay a 7 year promissory note to Terex Corporation (“Terex”), which was issued in connection with the Load King acquisition.

Under the terms of the Bank Mortgage, the Company is required to make 120 interest and principal payments. The first sixty payments of $6 per month are based on a 240 month amortization period and a 6% interest rate. On November 2, 2016, the interest rate will reset. The new interest rate will be equal to the monthly average yield on 5 Year Constant Maturity U.S. Treasury Securities plus 3.75%. The monthly interest and principal payment will be recalculated accordingly. A final balloon payment of unpaid principal and interest is due on November 2, 2021. At June 30, 2012, the Bank Mortgage has a remaining outstanding balance of $844.

Under the terms of the BED Mortgage, the Company is required to make 59 payments of $5 based on a 240 month amortization period and a 3% interest rate. A final balloon payment of unpaid principal and interest is due on November 2, 2016. The interest rate for the note is subject to Load King maintaining employment levels specified in an Employment Agreement between Load King and BED. If Load King fails to maintain agreed upon employment levels, Load King may be required to pay BED an amount equal to the difference between the interest paid and amount of interest that would have been paid if the loan had a 6.5% interest rate. At June 30, 2012, the BED Mortgage has a remaining outstanding balance of $839.

Under the Equipment Note, the Company is required to make 84 monthly interest and principal payments. The first 60 payments will be for $6 and are based on an 84 month amortization period and a 6.25% interest rate. On November 2, 2016, the interest rate will reset. The interest rate will be equal to the monthly average yield on 5 year Constant Maturity of U.S. Treasury

Securities plus 4.00%. The monthly principal and interest payments will be recalculated based on the new interest rate and will remain fixed for the next 24 months. As of June 30, 2012, the Equipment Note has a remaining outstanding balance of $373.

The Bank Mortgage, the BED Mortgage and the Equipment loans are guaranteed by Manitex International, Inc. and included customary events of default. In the event of default, the notes are subject to acceleration and a default interest rate as specified in the notes will apply.

Note Payable Issued to Acquire CVS Assets

In connection with the acquisition of CVS assets, the Company has non- interest bearing note payable in the amount of €1,400 ($1,763). The note is payable has remaining three semi-annual installments of €467 ($588) payable on each December 30 and June 30 through December 30, 2013.

The non-interest bearing promissory note was recorded at its fair value on date of issuance at €2,218 ($2,954). The fair value of the promissory note was calculated to be equal to the present value of the future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of interest of 4% was determined to be the appropriate rate following an assessment of the risk inherent in the debt issued and the market rate for debt of this nature using corporate credit ratings. The difference between face amount of the promissory note and its fair value is being amortized over the life of the note, $105 through June 30, 2012, and is being charged to interest expense. As of June 30, 2012, the promissory note has a balance of €1,367 or $1,721. As of June 30, 2012, there is $42 of unamortized discount that will be amortized over the remaining life of the note.

CVS Short-Term Working Capital Borrowings

At June 30, 2012, CVS had established demand credit facilities with five Italian banks. Under the facilities, CVS can borrow up to 25 Euro ($33) on an unsecured basis and up to an additional €3,350 ($4,218) as advances against orders, invoices and letters of credit. The maximum amount outstanding is limited to 80% of the assigned accounts receivable if there is an invoice issued or 50% if there is an order/contract issued. The banks will evaluate each request to borrow individually and determine the allowable advance percentage and interest rate. In making its determination the bank considers the customer’s credit and location of the customer.

At June 30, 2012, the banks had advanced CVS €3,136 ($3,948), at interest rates ranging from 4.00% to 4.70%.

Capital leases – building

The Company has a twelve year lease, which expires in April 2018 that provides for monthly lease payments of $73 for its Georgetown, Texas facility. The lease has been classified as a capital lease. At June 30, 2012, the outstanding capital lease obligation is $3,321.

The Company has a five year lease which expires in July 10, 2014 that provides for monthly lease payments of $25 for its Winona, Minnesota facility. The Company has an option to purchase the facility for $500 by giving notice to the landlord of its intent to purchase the Facility. The Landlord must receive such notice at least three months prior to end of the Lease term. At June 30, 2012, the Company has outstanding capital lease obligation of $1,010.

Capital leases – equipment

The Company has entered into a lease agreement with a bank pursuant to which the Company is permitted to borrow 100% of the cost of new equipment and 75% of the cost of used equipment with 60 and 36 months repayment periods, respectively. At the conclusion of the lease period, for each piece of equipment the Company is required to purchase that piece of leased equipment for one dollar.

The equipment, which is acquired in ordinary course of the Company’s business, is available for sales and rental prior to sale.

Under the lease agreement the Company can elect to exercise an early buyout option at any time, and pay the bank the present value of the remaining rental payments discounted by a specified Index Rate established at the time of leasing. The early buyout option results in a prepayment penalty which progressively decreases during the term of the lease. Alternatively, the Company under the like-kind provisions in the agreement can elect to replace or substitute different equipment in place of equipment subject to the early buyout without incurring a penalty.

The following is a summary of amounts financed:

	Amount Borrowed	Repayment Period	Amount of Monthly Payment	Balance As of June 30, 2012
New equipment	$225	60	$4	$216
Used equipment	$499	36	$15	$499

Total	$724		$19	$715

In addition to the above, the Company has one other insignificant capital lease related to equipment. As of June 30, 2012, the capitalized lease obligation related to this lease was $29.

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

Pursuant to two separate settlement agreements with two plaintiffs executed on May 5, 2011, the Company is obligated to pay the plaintiffs $1.9 million without interest in 20 equal annual installments payable on or before May 22 each year. The first annual installment payment of $95 was made on May 4, 2012.

It is reasonably possible that the “Estimated Reserve for Product Liability Claims” may change within the next 12 months. A change in estimate could occur if a case is settled for more or less than anticipated, or if additional information becomes known to the Company.

14. Business Segments

The Company operates in two business segments: Lifting Equipment and Equipment Distribution.

The Lifting Equipment segment is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes, predominately through a network of dealers, a diverse group of products that serve different functions and are used in a variety of industries. The Company markets a comprehensive line of boom trucks and sign cranes, a complete line of rough terrain forklifts, including both the Liftking and Noble product lines, as well as special mission oriented vehicles, and other specialized carriers, heavy material handling transporters and steel mill equipment. The Company also manufacturers a number of specialized rough terrain cranes and material handling products, including a 30-ton model, the first in new line of specialized high quality rough terrain cranes that we will be introducing. The Company lifting products are used in industrial applications, energy exploration and infrastructure development in the commercial sector and for military applications. The Company’s specialized rough terrain cranes primarily serve the needs of the construction, municipality, and railroad industries. The Company also manufactures and distributes custom trailers and hauling systems typically used for transporting heavy equipment, Our trailer business serves niche markets in the commercial construction, railroad, military, and equipment rental industries through a dealer network.

CVS Ferrari, srl, our Italian subsidiary located near Milan, commenced operation in the third quarter of 2010. CVS Ferrari, srl which manufactures reach stackers and associated lifting equipment for the global container handling market further extends the products offered by our Lifting Equipment segment.

The Equipment Distribution segment is a distributor of Terex rough terrain and truck cranes, and Manitex boom trucks and sky cranes. The Equipment Distribution segment predominately sells its products to end users, including the rental market. Its products are used primarily for infrastructure development and commercial constructions, applications include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance. The Equipment Distribution segment supplies repair parts for a wide variety of medium to heavy duty construction equipment and sell both domestically and internationally. The segment also provides repair services in the Chicago area. The North American Equipment Exchange division (“NAEE”) markets previously-owned construction and heavy equipment, domestically and internationally. This Division provides a wide range of used lifting and construction equipment of various ages and condition, and the Company has the capability to refurbish the equipment to the customers’ specification.

The following is financial information for our two operating segments, i.e., Lifting Equipment and Equipment Distribution

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues
Lifting Equipment	$48,321	$33,313	$87,712	$62,917
Equipment Distribution	4,175	3,753	8,915	5,871
Intercompany sales	—	—	(1,282)	—

Total	$52,496	$37,066	$95,345	$68,788
Operating income from continuing operations
Lifting Equipment	$5,881	$3,096	$9,767	$5,553
Equipment Distribution	(36)	116	57	(22)
Corporate expenses	(1,649)	(971)	(3,025)	(2,038)
Elimination of intercompany profit in inventory	—	—	(83)	—

Total operating income from continuing operations	$4,196	$2,241	$6,716	$3,493

The Lifting Equipment segment operating earnings includes amortization of $489 and $473 for the three months and $980 and $945 for the six months ended June 30, 2012 and 2011, respectively. The Equipment Distribution segment operating earnings includes amortization of $37 and $36 for the three months and $73 and $73 for the six months ended June 30, 2012 and 2011, respectively

	June 30, 2012	December 31, 2011
Total Assets
Lifting Equipment	$137,717	$115,211
Equipment Distribution	5,206	6,255
Corporate	123	125

Total	$143,046	$121,591

15. Transactions between the Company and Related Parties

In the course of conducting its business, the Company has entered into certain related party transactions.

The Company, through its subsidiaries, purchases and sells parts to BGI USA, Inc. (“BGI”) including its subsidiary SL Industries, Ltd (“SL”). BGI is a distributor of assembly parts used to manufacture various lifting equipment. SL Industries, Ltd is a Bulgarian subsidiary of BGI that manufactures fabricated and welded components used to manufacture various lifting equipment. BGI is owned by the President of Manufacturing Operations.

The Company through its Manitex Liftking subsidiary provides parts and services to LiftMaster, Ltd (“LiftMaster”) or purchases parts or services from LiftMaster. LiftMaster is a rental company that rents and services rough terrain forklifts. LiftMaster is owned by the Vice President of a wholly owned subsidiary of the Company, Manitex Liftking, ULC, and a relative

As of June 30, 2012 the Company had an accounts receivable of $57 and $59 from SL and LiftMaster and accounts payable of $6, $556 and $85 to BGI, SL and LiftMaster, respectively. As of December 31, 2011 the Company had an accounts receivable of $54 from LiftMaster and accounts payable of $442 and $81 to BGI and LiftMaster, respectively.

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

		Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Rent paid	Bridgeview Facility 1	$61	$60	$122	$120

Sales to:	SL Industries, Ltd.	$24	$143	$32	$143
	LiftMaster	2	3	4	4

Total Sales		$26	$146	$36	$147

Purchases from:
	BGI USA, Inc.	$56	$24	$99	$73
	SL Industries, Ltd.	1,297	583	2,092	1,744
	LiftMaster	2	15	6	16

Total Purchases		$1,355	$622	$2,197	$1,833

1.	The Company leases its 40,000 sq. ft. Bridgeview facility from an entity controlled by Mr. David Langevin, the Company’s Chairman and CEO. Pursuant to the terms of the lease, the Company makes monthly lease payments of $21. The Company is also responsible for all the associated operations expenses, including insurance, property taxes, and repairs. The lease will expire on June 30, 2016 and has a provision for six one-year extension periods. The lease contains a rental escalation clause under which annual rent is increased during the initial lease term by the lesser of the increase in the Consumer Price Increase or 2.0%. Rent for any extension period shall however, be the then-market rate for similar industrial buildings within the market area. The Company has the option, to purchase the building by giving the Landlord written notice at any time prior to the date that is 180 days prior to the expiration of the lease or any extension period. The Landlord can require the Company to purchase the building if a change of Control Event, as defined in the agreement occurs by giving written notice to the Company at any time prior to the date that is 180 days prior to the expiration of the lease or any extension period. The purchase price regardless whether the purchase is initiated by the Company or the landlord will be the Fair Market Value as of the closing date of said sale.

16. Income Taxes

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. The annual effective tax rates (excluding discrete items) are estimated to be 34.5% and 35.7% for 2012 and 2011, respectively. The effective tax rate is based upon the Company’s anticipated earnings both in the U.S. and in foreign jurisdictions.

For the three months ended June 30, 2012, the Company recorded an income tax expense of $1,231 which consisted primarily of anticipated federal, state and local, and foreign taxes. For the three months ended June 30, 2011, the Company recorded an income tax expense of $582.

For the six months ended June 30, 2012, the Company recorded an income tax expense of $1,875 which consisted primarily of anticipated federal, state and local, and foreign taxes. For the six months ended June 30, 2011, the Company recorded an income tax expense of $816.

The Company’s total unrecognized tax benefits as of June 30, 2012 and 2011 were approximately $156 and $136, which, if recognized, would affect the Company’s effective tax rate. As of June 30, 2012 the Company had accrued immaterial amounts for the potential payment of interest and penalties.

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

Total Consideration for the acquired assets is as follows:

	Euros	U.S. Dollars (3)
Per the Purchase agreement	€2,817	$4,089
Per Cabletronic agreement	100	145
Stamp taxes and notary fees	91	132
Assumed liabilities	500	726

Sub-total	3,508	$5,092
Present value adjustment related to a non-interest bearing note (1)	(132)	(192)

Total consideration	3,376	4,900
Less: non-cash amounts
Deferred payments (2)	(2,284)	(3,315)

Cash consideration	€1,092	$1,585

	Euros	U.S. Dollars (3)
Purchase Price Allocation
Machinery and equipment	€1,336	$1,939
Trade names and trademarks	1,000	1,452
Patented and unpatented technology	410	595
Goodwill	630	914

Net assets acquired	€3,376	$4,900

(1)	Under the terms of the purchase agreement €2,350 payable without interest with €17 payable within 90 days of July 1, 2011 and the balance of €2,333 in bi-annual payment of €467 every 6 months being on December 31, 2011. It was determined that the present value of the €2,333 note is €2,218 based on 4% discount interest rate. It was determined that a 4% rate was appropriate taking into account current interest rates and the inherent risk.
(2)	The non-cash consideration is comprised of the present value of the above described note of €2,218 and €66 which represents two payment of €33 related to Cabletronic Agreement which are payable on October 30, 2011 and January 12, 2012, respectively.
(3)	The CVS acquisition was consummated in Euros. The U.S dollar conversions above and elsewhere in this note are based on the exchange rates on the transaction date. As such, the balances in U.S. dollars shown above will differ from the amounts reflected in our March 31, 2011 and December 31, 2011 balance sheets and other notes in the our financial statements as exchanges rates on July 1, 2011 and those dates are different.

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

19. Subsequent Event

Stock offering

On July 17, 2012, the Company issued 500,000 shares of the Company’s common stock, no par value. The shares were issued to certain investors pursuant to subscription agreements between the Company and the investors that were entered into on July 12, 2012 (the “Agreements”). Under the Agreements, the investors paid $8.25 per share for a total purchase price of $4,125. The shares were issued pursuant to a prospectus supplement dated July 12, 2012 and a prospectus dated August 9, 2011, which is part of a registration statement on Form S-3 (Registration No. 333-176189) that was declared effective by the Securities and Exchange Commission on August 23, 2011.

Avondale Partners, LLC acted as the Company’s exclusive placement agent in this offering. In accordance with the terms of a Placement Agency Agreement dated July 12, 2012 between the Company and the placement agent, the Company paid the placement agent a cash fee that represents 5.25% of the gross proceeds of the offering and reimbursed the placement agent for reasonable out-of-pocket expenses.

In connection with the stock issuance, the Company incurred investment banking fees of $217 and legal fees and expenses of approximately $107. The Company’s expects net cash proceeds after fees and expenses of approximately $3,801, which are being used to repay debt.

Please see the Current Report on Form 8-K and prospectus supplement filed with the Securities and Exchange Commission on July 12, 2012 and July 13, 2012, respectively, for additional details.

Amendments to Revolving Canadian Credit Facility

On August 10, 2012, the Company and Comerica amended the Revolving Canadian Credit Facility. The primary purpose of the amendments was to (i) increase the maximum borrowing under the facility from CDN$6,500 to CDN$8,500 and (ii) to revise certain definitions and amounts used in calculating the borrowing base including increasing the inventory borrowing limit used in the advance formula from CDN$3,500 to CDN$5,000 and to increase work in process inventory cap from CDN$500 to CDN$625. The advance formula was also modified so that the $5,000 inventory cap is the maximum that can be borrowed using the inventory as collateral including amounts borrowed using work in process inventory as collateral. The amendment also provides that Comerica is to receive an unused credit line fee in an amount equal to one-eighth percent (1/8%) per annum payable quarterly in arrears. Please see the 8-K filed on August 10, 2012 for additional details.

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

OVERVIEW

The Company is a leading provider of engineered lifting solutions. The Company operates in two business segments: the Lifting Equipment segment and the Equipment Distribution segment.

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

Our subsidiary Manitex Load King, Inc. (“Load King”) manufactures specialized custom trailers and hauling systems typically used for transporting heavy equipment. Load King Trailers serve niche markets in the commercial construction, railroad, military, and equipment rental industries through a dealer network. Load King complements our existing material handling business.

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

Distribution Equipment Segment

The Company operates a crane dealership that distributes Terex rough terrain and truck cranes and Manitex boom trucks and sky cranes. We treat these operations as a separate reporting segment entitled “Equipment Distribution.” Our Equipment Distribution segment also supplies repair parts for a wide variety of medium to heavy duty construction equipment sold both domestically and internationally. Our crane products are used primarily for infrastructure development and commercial construction; applications include road and bridge construction, general contracting, roofing, and sign construction and maintenance.

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

Customer and Suppliers Concentrations

At June 30, 2012, two customers accounted for 12.1% and 11.0% of the Company’s total accounts receivable. As of December 31, 2011, no one customer accounted for 10% or more of total Company accounts receivables.

For the three months ended June 30, 2012, one customer accounted for 11.8% of the Company’s net revenues. For the three months ended June 30, 2011, no customers accounted for 10.0% or more of the Company’s net revenues. For the six months ended June 30, 2012, one customer accounted for 10.4% of the Company’s net revenues. For the six months ended June 30, 2011 no customers accounted for 10.0% or more of the Company’s net revenues. For the three and six months ended June 30, 2012 and 2011, no supplier accounted for 10% or more of total Company purchases.

Recent Economic Conditions

Beginning in September of 2008, the United States and world financial markets came under unprecedented stress. The immediate impact was a dramatic decrease in liquidity and credit availability throughout the world. An incredibly rapid and significant deterioration in economic conditions, especially in the United States and Europe followed. These events had an immediate significant adverse impact on the Company including order cancellations.

The overall market for construction equipment has improved but has not returned to pre-2008 levels. Certain market segments, particularly the North American energy sector, is currently very strong. As result, we have seen a significant increase in orders for our higher capacity boom trucks and specialized trailers. As of June 30, 2012, our backlog has grown to $150 million with increases of 79% and 195% when June 30, 2012 backlog is compared to December 31, 2011 and June 30, 2011 backlogs, respectively. As a result, we have taken actions to selectively increase production capacity, including hiring additional manufacturing employees at certain of our facilities. As of June 30, 2012, our suppliers have largely increased capacity to meet the increased demand.

However, there is still significant uncertainty, in part due to the European sovereign debt crisis and slowing growth in the United States and other global markets. Nevertheless, the Company is cautiously optimistic and expects modest growth in sales between the second and third quarters of 2012.

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

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Net income for the three month periods ended June 30, 2012 and 2011

For the three months ended June 30, 2012 and 2011, the Company had a net income of $2.3 million and $1.0 million, respectively.

For the three months ended June 30, 2012, the net income of $2.3 million consisted of revenue of $52.5 million, cost of sales of $41.7 million, research and development costs of $0.6 million, SG&A expenses of $5.9 million, interest expense of $0.6 million, foreign currency transaction losses of $0.1 million, other income of $0.1 million and income tax expense of $1.2 million.

For the three months ended June 30, 2011, the net income of $1.0 million consisted of revenue of $37.1 million, cost of sales of $29.6 million, research and development costs of $0.4 million, SG&A expenses of $4.9 million, interest expense of $0.7 million and income tax expense of $0.6 million.

Net Revenues and Gross Profit – For the three months ended June 30, 2012, net revenues and gross profit were $52.5 million and $10.8 million, respectively. Gross profit as a percent of revenues was 20.5% for the three months ended June 30, 2012. For the three months ended June 30, 2011, net revenues and gross profit were $37.1 million and $7.5 million, respectively. Gross profit as a percent of revenues was 20.2% for the three months ended June 30, 2011.

Net revenues increased $15.4 million to $52.5 million for the three months ended June 30, 2012 from $37.1 million for the comparable period in 2011.

Although the overall improvement in the market for construction equipment and an increase in military sales has contributed to the increase in revenues, the strong demand from the energy sector is by far is the most significant reason why revenues increased 42% between the first quarter 2011 and 2012. The strong demand from the energy sector particularly increased demand and revenues for boom trucks with higher lifting capacity and our specialized trailers that are used primarily to transport heavy equipment.

Our gross profit as a percentage of net revenues of 20.5% and 20.2% for the three month periods ended June 30, 2012 and 2011 was relatively consistent. The slight increase in the gross profit percent is attributed to increased volume and a slightly more favorable product mix.

Research and development—Research and development for the three months ended June 30, 2012 was $0.6 million compared to $0.4 million for the comparable period in 2011. The increase in research and development expense reflects our continued commitment to develop and introduce new products that gives the Company a competitive advantage.

Selling, general and administrative expense—Selling, general and administrative expense for the three months ended June 30, 2012 was $5.9 million compared to $4.9 million for the comparable period in 2011, an increase of $1.0 million.

The increase in selling, general and administrative expense is in part attributed to an increase in selling expenses of $0.3 million, which reflects an expansion of our sales organization along with increases in commissions and other selling expense that increase with an increase in revenue. The remaining increase is principally attributed to an increase in the provision for performance related incentive compensation.

Operating income – For the three months ended June 30, 2012 and 2011, the Company had operating income of $4.2 million and $2.2 million, respectively. The increase in operating income is due to an increase in gross profit of $3.3 million offset by $1.3 million increase in operating expenses. An increase in revenues principally accounts for the increase in gross profit as the gross profit percent remained relatively consistent between the second quarter 2011 and 2012. The increase in operating expenses is principally related to an increase in selling, general and administrative cost, which is explained above.

Interest expense – Interest expense was $0.6 million and $0.7 million for the three months ended June 30, 2012 and 2011, respectively.

Foreign currency transaction (losses) gains – The Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds.

For the three months ended June 30, 2012, the Company had a foreign currency transaction loss of $0.1 million. For the three months ended June 30, 2011, the Company had a foreign currency gain of $0.03 million.

Income tax – For the three months ended June 30, 2012, the Company recorded an income tax expense of $1.2 million, which consisted primarily of anticipated federal, state and foreign taxes. For the three months ended June 30, 2011, the Company recorded an income tax expense of $0.6 million, which consisted primarily of anticipated federal, state and foreign taxes. The effective taxes rates are 34.8% and 36.1% for the three months ended June 30, 2012 and 2011, respectively.

Net income – Net income for the three months ended June 30, 2012 was $2.3 million. This compares with a net income for the three months ended June 30, 2011 of $1.0 million. The change in net income is explained above.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net income for the six month periods ended June 30, 2012 and 2011

For the six months ended June 30, 2012 and 2011 the Company had a net income of $3.6 million and $1.5 million, respectively.

For the six months ended June 30, 2012, the net income of $3.6 million consisted of revenue of $95.3 million, cost of sales of $76.0 million, research and development costs of $1.3 million, SG&A expenses of $11.3 million, interest expense of $1.3 million, foreign currency transaction losses of $0.1 million, other income of $0.1 million and income tax expense of $1.9 million.

For the six months ended June 30, 2011, the net income of $1.5 million consisted of revenue of $68.8 million, cost of sales of $54.9 million, research and development costs of $0.7 million, SG&A expenses of $9.8 million, interest expense of $1.3 million and income tax expense of $0.8 million.

Net Revenues and Gross Profit – For the six months ended June 30, 2012, net revenues and gross profit were $95.3 million and $19.3 million, respectively. Gross profit as a percent of revenues was 20.3% for the six months ended June 30, 2012. For the six months ended June 30, 2011, net revenues and gross profit were $68.8 million and $13.9 million, respectively. Gross profit as a percent of revenues was 20.3% for the six months ended June 30, 2011.

Although the overall improvement in the market for construction equipment and an increase in military sales has contributed to the increase in revenues, the strong demand from the energy sector is by far the most significant reason why revenues increased 39% between 2011 and 2012. The strong demand from the energy sector particularly increased demand and revenues for boom trucks with higher lifting capacity and our specialized trailers that are used primarily to transport heavy equipment.

Gross profit as a percentage of net revenues was 20.3% for the six month periods ended June 30, 2012 and 2011.

Research and development—Research and development for the six months ended June 30, 2012 was $1.3 million compared to $0.7 million for the comparable period in 2011. The increase in research and development expense reflects our continued commitment to develop and introduce new products that gives the Company a competitive advantage.

Selling, general and administrative expense—Selling, general and administrative expense for the six months ended June 30, 2012 was $11.3 million compared to $9.8 million for the comparable period in 2011, an increase of $1.5 million. Selling, general and administrative expense for the six months ended June 30, 2011 includes approximately $0.5 million to attend the 2011 Con Expo trade show, which is held every six years.

Selling, general and administrative expense as a percent of revenues for the six months ended June 30, 2012 was 11.8% of revenues a decrease from the comparable period in 2011. Selling general and administrative expense as a percent of revenue for six month period ended June 30, 2011 was 14.2% or 13.5% if adjusted to eliminate the cost associated with attending Con Expo.

The increase in selling, general and administrative expense after adjusting for the non-recurring Con Expo expenses is $2.0 million. The increase in selling, general and administrative expense is in part attributed to an increase in selling expenses of $0.8 million, which reflects an expansion of our sales organization along with increases in commissions and other selling expense that increase with an increase in revenue. The remaining increase is principally attributed to an increase in the provision for performance related incentive compensation.

Operating income – For the six months ended June 30, 2012 and 2011, the Company had operating income of $6.7 million and $3.5 million, respectively. The increase in operating income is due to an increase in gross profit of $5.4 million offset by $2.2 million increase in operating expenses. An increase in revenues accounts for the increase in gross profit as the gross profit percent did not change between the six month periods ended June 30, 2012 and 2011. The increase in operating expenses is related to increases in selling, general and administrative expense and research and development as explained above.

Interest expense – Interest expense was $1.3 million for the six months ended June 30, 2012 and 2011.

Foreign currency transaction (losses) gains – The Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds.

For the six months ended June 30, 2012, the Company had a foreign currency transaction loss of $0.1 million. For the six months ended June 30, 2011 the Company had a foreign currency gain of $0.05 million.

Income tax – For the six months ended June 30, 2012, the Company recorded an income tax expense of $1.9 million which consisted primarily of anticipated federal, state and foreign taxes. For the six months ended June 30, 2011, the Company recorded an income tax expense of $0.8 million, which consisted primarily of anticipated federal, state and foreign taxes. The effective taxes rates are 34.5% and 35.7% for the six months ended June 30, 2012 and 2011, respectively.

Net income – Net income for the six months ended June 30, 2012 was $3.6 million. This compares with a net income for the six months ended June 30, 2011 of $1.5 million. The change in net income is explained above.

Segment information

Lifting Equipment Segment

	Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues	$48,321	$33,313	$87,712	$62,917
Operating income	5,881	3,096	9,767	5,553
Operating margin	12.2%	9.3%	11.1%	8.8%

Net Revenues

Net revenues increased $15.0 million to $48.3 million for the three months ended June 30, 2012 from $33.3 million for the comparable period in 2011. The overall market for construction equipment continues to improve but has not returned to pre-2008 levels. Certain market segments, particularly, the North American energy sector is currently very strong. Although the overall improvement in the market for construction equipment has contributed to the increase in revenues, the strong demand from the energy sector is by far is the most significant reason why revenues increased dramatically between second quarter 2011 and 2012. The strong demand from the energy sector particularly increased demand and revenues for boom trucks with higher lifting capacity and our specialized trailers that are used primarily to transport heavy equipment.

Net revenues increased $24.8 million to $87.7 million for the six months ended June 30, 2012 from $62.9 million for the comparable period in 2011. The overall market for construction equipment continues to improve but has not returned to pre-2008 levels. Certain market segments, particularly, the North American energy sector is currently very strong. Although the overall improvement in the market for construction equipment has contributed to the increase in revenues, the strong demand from the energy sector is by far is the most significant reason why revenues increased dramatically between six month periods ended June 30, 2011 and 2012. The strong demand from the energy sector particularly increased demand and revenues for boom trucks with higher lifting capacity and our specialized trailers that are used primarily to transport heavy equipment

Operating Income and Operating Margins

Operating income of $5.9 million for the three months ended June 30, 2012 was equivalent to 12.2% of net revenues compared to an operating income of $3.1 million for the three months ended June 30, 2011 or 9.3% of net revenues. The increase in operating income is due to an increase in gross profit of $3.5 million offset by increased operating expense of $0.7 million. The increase in gross profit is principally due to the significant increase in revenues as the gross profit percent only increased 0.6% to 21.4% for the three months ended June 30, 2012 from 20.8% for the three months ended June 30, 2011. The slight increase in the gross profit percent is attributed to increased volume and slightly more favorable product mix.

The increase in operating expenses is due to an increase in research and development of $0.3 million and an increase in selling, general and administrative expenses of $0.4 million. The increase in research and development expense reflects our continued commitment to develop and introduce new products that gives the Company a competitive advantage. The increase in selling and general expense is due to several factors including the expansion of our sales organization, an increase in the provision for performance related incentive compensation and volume related selling expenses.

Operating income of $9.8 million for the six months ended June 30, 2012 was equivalent to 11.1% of net revenues compared to an operating income of $5.6 million for the six months ended June 30, 2011 or 8.8% of net revenues. The increase in operating income is due to an increase in gross profit of $5.4 million offset by increased operating expense of $1.1 million. The increase in gross profit is principally due to the significant increase in revenues as the gross profit percent only increased 0.5% to 21.3% for the six months ended June 30, 2012 from 20.8% for the six months ended June 30, 2011. The slight increase in the gross profit percent is attributed to increased volume and slightly more favorable product mix.

The increase in operating expenses is due to an increase in research and development of $0.6 million and an increase in Selling, general and administrative expenses of $0.5 million. The increase in research and development expense reflects our continued commitment to develop and introduce new products that gives the Company a competitive advantage. The increase in selling and general expense is due to several factors including the expansion of our sales organization, an increase in the provision for performance related incentive compensation and volume related selling expenses.

Equipment Distribution Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues	$4,175	$3,753	$8,915	$5,871
Operating (loss) income	(36)	116	57	(22)
Operating margin	(0.9%)	(3.1%)	0.6%	(0.4)%

Net revenues – Net revenues increased $0.4 million to $4.2 million for the three months ended June 30, 2012 from $3.8 million for the comparable period in 2011. The increase in revenues is principally attributed to an increase in new cranes sales, which reflect a strengthening market for new cranes.

Net revenues increased $3.0 million to $8.9 million for the six months ended June 30, 2012 from $5.9 million for the comparable period in 2011. The increase in revenues is primarily attributed to an increase in revenues of $1.5 million related to sales of Terex cranes, an increase in sales of used equipment of $1.3 million and increased part sales of $0.2 million. A general strengthening in demand for new cranes and other construction equipment has lengthened delivery time for new equipment and contributed to increased demand for used equipment. Included in the sales of Terex cranes are several cranes purchased in 2009 which were still in our inventory.

Operating loss and Operating Margins – The Distribution segment had an operating loss of $0.04 million for the three months ended June 30, 2012 and an operating income of $0.1 for the three months ended June 30, 2011. A decrease in the gross margin, the result of a decrease in the gross margin percent, accounts for the small operating loss. The gross margin percent decrease was in part due to incurring a loss on the sales of cranes purchased in 2009, which were not sold until 2012.

The Distribution segment had an operating income of $0.1 million for the six month periods ended June 30, 2012 and an operating loss of $(0.02) million for the six months ended June 30, 201. The segment had operating income in 2012 due to an increase in gross profit, the result of the increase in revenues, and a slight decrease in operating expenses.

Reconciliation to Statement of Income

Revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Lifting Equipment segment	$48,321	$33,313	$87,712	$62,917
Equipment Distribution segment	4,175	3,753	8,915	5,871
Intercompany sales	—	—	(1,282)	—

Total revenues	$52,496	$37,066	$95,345	$68,788

Operating Income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Lifting Equipment segment	$5,881	$3,096	$9,767	$5,553
Equipment Distribution segment	(36)	116	57	(22)
Corporate expenses	(1,649)	(971)	(3,025)	(2,038)
Elimination of intercompany profit in inventory	—	—	(83)	—

Total operating income	$4,196	$2,241	$6,716	$3,493

Liquidity and Capital Resources

Cash and cash equivalents were $1.7 million at June 30, 2012 compared to $0.1 million at December 31, 2011. In addition, the Company has both a U.S. and Canadian revolving credit facility, with maturity dates of April 1, 2015. At June 30, 2012 the Company had approximately $3.2 million available to borrow under these credit facilities.

Additionally, CVS has agreements with five Italian banks under which CVS can borrow approximately €3.4 million ($4.2 million) against specific orders, invoices and letters of credit. As of June 30, 2012, CVS had received advances of € 3.1 million ($3.9 million). The amount of future advances is dependent on open orders, invoices and letters of credits that exist at the time an advance is requested. The percent that the bank will advance is dependent on both the nature of documents against which they are advancing and the credit worthiness of the customer.

On July 17, 2012, the Company issued 500,000 shares of the Company’s common stock to certain investors pursuant to subscription agreements between the Company and the investors that were entered into on July 12, 2012. Proceeds of approximately $3.8 million, net of fees and expenses, are being used repay debt.

During the six months ended June 30, 2012, total debt increased by $7.2 million to $49.4 million at June 30, 2012 from $42.2 million at December 31, 2011.

The following is a summary of the net increase in our indebtedness from December 31, 2011 to June 30, 2012:

Facility	Increase/ (decrease)
Revolving credit facility	$5.8 million
Revolving Canadian credit facility	0.4 million
Revolving credit facility—specialized export facility	1.9 million
Revolving credit facility—Equipment Line	(0.4) million
Installment note	(0.2) million
Badger acquisition note	(0.5) million
Note payable—bank (insurance premiums)	0.3 million
Note payable —Terex	(0.3) million
Note payable—floor plan	(1.2) million
Capital leases	0.4 million
CVS assets acquisition note	(1.2) million
Borrowing against orders, invoices, or letters of credit	2.2 million

$7.2 million

Outstanding borrowings

The following is a summary of our outstanding borrowings at June 30, 2012:

	Outstanding Balance	Interest Rate		Interest Paid	Principal Payment
Revolving credit facility	$24.9 million	3.25%		Monthly	n.a.

Revolving Canadian credit facility	6.2 million	3.50%		Monthly	n.a.

Revolving credit facility— Specialized Export Facility	2.0 million	3.50%		Monthly	60 days after shipment

Revolving credit facility—Equipment Line	0.6 million	3.25%		Monthly	n.a.

Installment note	0.6 million	4.25%		Quarterly	$0.04 million monthly

Badger acquisition note	1.0 million	11.0%		Quarterly	$0.6 million each July 10

Load King debt	2.1 million	3.00 to 6.25	% %	Monthly	$0.02 million monthly installment payment (includes interest)

Notes payable bank (insurance premiums)	0.3 million	3.70%		Monthly	$0.07 million monthly

Note payable—Terex	1.0 million	6.0%		Quarterly	$0.25 million March 1 ($0.15 million) can be paid in stock

Capital lease—Georgetown facility	3.3 million	12.0%		Monthly	$0.07 million monthly payment includes interest

Capital leases—Winona facility	1.0 million	6.13%		Monthly	$0.025 million monthly payment includes interest

Capital lease –Equipment	0.7 million	5.3 to 5.6	% %	Monthly	$0.019 million

CVS assets acquisition note	1.7 million	4.0%		Semi-annually	$0.6 million

Borrowings against orders, invoices and letters of credit	4.0 million	2.45 — 3.19%		Monthly	Upon payment of invoice or letter of credit

	$49.4 million

Future availability under credit facilities

As stated above, the Company had cash of $1.7 million and approximately $3.2 million available to borrow under its credit facilities at June 30, 2012. Additionally on July 17, 2012, the Company issued 500,000 shares of common stock and received proceeds, net of fees and expenses, of $3.8 million, which will be used to repay debt.

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

The overall market for construction equipment has improved but has not returned to pre-2008 levels. Certain market segments, particularly, the North American energy sector is currently very strong. As a result, we have increased our inventories to support our sales growth. The collateral formula for the U.S. credit facility limits borrowing against inventory to 50% of eligible inventory (work in process inventory is excluded) and caps total borrowing against our inventory at $14.0 million. In the future, the provision limiting borrowing against inventory to 50% of eligible inventory may result in additional cash constraints. However, the Company expects cash flows from operations and existing availability under the current revolving credit facilities, nevertheless, will be adequate to fund future operations. If in the future, we were to determine that additional funding is necessary, we believe that it would be available.

The CDN$6.5 million revolving Canadian credit facility is also an asset based facility. On August 10, 2012 the Company and Comerica amended the facility to increase the maximum borrowing under the facility to CDN$8.5 million. This additional borrowing capacity will help the Company fund sales growth in our Canadian operation.

We will likely need to raise additional capital through debt or equity financings to support our growth strategy, which may include additional acquisitions. There is no assurance that such financing will be available or, if available, on acceptable terms.

2012

Operating activities consumed $5.4 million of cash for the six months ended June 30, 2012 comprised of net income of $3.6 million, non-cash items that totaled $3.9 million and changes in assets and liabilities, which consumed $12.9 million. The principal non-cash items are depreciation and amortization of $1.8 million, a decrease in deferred tax assets of $1.8 million and share based compensation of $0.2 million.

The change in assets and liabilities which consumed $12.9 million in cash is principally attributed to the following changes in assets and liabilities: an increase in accounts payable of $8.7 million, accrued expenses of $1.9 million and an increase in other current liabilities of $0.6 million generated cash, and increases in accounts receivable of $11.0 million, inventory of $11.3 million, and prepaid expenses of $0.8 million and decrease other long-term liabilities of $0.1 million consumed cash. The increases in accounts receivable, inventory and accounts payable are principally due to the increased revenues. The increase in accrued expense is principally related to an increase in accruals related to employee compensation at our Italian subsidiary and increase in accrual for taxes other than income taxes, including property taxes. The increase in prepaid expense is attributed to an increase in prepaid insurance which is the result of payments being made in connection with the annual renewal of various policies and a prepaid asset recorded to recognize the fair market value of forward currency contracts that the Company holds.

Investing activities for the six months ended June 30, 2012 consumed $0.2 million of cash which represents an investment in a several pieces of equipment.

Financing activities generated $7.4 million in cash for the six months ended June 30, 2012, which compares to the $7.2 million net increase in outstanding debt reflected on the above table. The $0.2 million difference is an exchange rate difference that occurs as cash flows for foreign subsidiaries are calculated in local currencies and then converted to U.S. dollars. As such, the impact (in U.S. dollars) of change in exchange rates for the Canadian dollar and Euro had on outstanding debt are reflected on the cash flow statement on the line entitled “effect of exchange rate changes on cash” rather than being included in the financing activity section.

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

Financing activities generated $5.5 million in cash for the Six months ended June 30, 2011 as net debt increased. Approximately $1.9 million of the increase is a new installment note which was executed on June 30, 2011. On July 1, 2011, the proceeds from this installment note were used to purchase the assets that were being rented from CVS SpA in Liquidation. The remaining $3.6 increase occurred as increased borrowings under the revolving credit facilities of $3.1 million and an increase of $1.7 million in working capital borrowings by our Italian subsidiary exceed repayments of other debt.

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

Off-Balance Sheet Arrangements

On September 24, 2010, Comerica Bank issued a 1.0 million Euro standby letter of credit in fulfillment of CVS’s obligations under the rental agreement. The standby letter of credit expires on July 31, 2012. Comerica has a security interest in substantially all the assets of the Company to support the standby letter of credit.

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

Item 3—Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4—Controls and Procedures

Disclosure Controls and Procedures

The Company under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2012.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2012 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s credit agreement with Comerica Bank directly restricts the Company’s ability to declare or pay dividends without Comerica’s consent.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publically Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1—April 30, 2012	—		—	—	—
May 1—May 31, 2012	77,071	(1)	9.78	—	—
June 1—June 30, 2012	—		—	—	—

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publically Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
	77,071	9.78	—	—

(1)	Represents shares withheld in connection with the exercise of 105,000 warrants that were exercised on May 18, 2012 under the cashless exercise provisions provided by in the warrant.

Item 3—Defaults Upon Senior Securities

None

Item 4—Mine Safety Disclosures

None

Item 5—Other Information

Not applicable.

Item 6—Exhibits

See the Exhibit Index set forth below for a list of exhibits included with this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Amendment No. 9 to Second Amended and Restated Credit Agreement and Amendment to Revolving Credit Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 2, 2012).

31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial information from Manitex International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Income for the three months ended June 30, 2012 and 2011 (ii) Statement of Comprehensive Income for the three months ended June 30, 2012 and 2011 (iii) Balance Sheets as of June 30, 2012 and December 31, 2011, (iv) Statements of Cash Flows for the three months ended June 30, 2012 and 2011, and (v) Notes to Unaudited Interim Financial Statements.

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 10, 2012	By:	/S/ DAVID J. LANGEVIN
David J. Langevin
Chairman and Chief Executive Officer (Principal Executive Officer)

August 10, 2012	By:	/S/ DAVID H. GRANSEE
David H. Gransee
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)