Form 10-Q
period 2012-09-30
Manitex International, Inc.
filed 2012-11-09
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the registrant’s common stock, no par, outstanding at November 8, 2012 was 12,227,631.

MANITEX INTERNATIONAL, INC.

FORM 10-Q INDEX

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	September 30, 2012	December 31, 2011
	Unaudited	Unaudited
ASSETS
Current assets
Cash	$3,305	$71
Trade receivables (net)	33,087	23,913
Accounts receivable finance	305	394
Other receivables	2,808	2,284
Inventory (net)	60,506	42,307
Deferred tax asset	923	923
Prepaid expense and other	2,516	1,317

Total current assets	103,450	71,209

Accounts receivable finance	336	557
Total fixed assets (net)	10,273	11,017
Intangible assets (net)	18,587	20,153
Deferred tax asset	1,391	3,238
Goodwill	15,266	15,267
Other long-term assets	134	150

Total assets	$149,437	$121,591

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable—short term	$5,747	$5,349
Current portion of capital lease obligations	1,051	634
Accounts payable	29,567	18,421
Accounts payable related parties	583	470
Accrued expenses	6,091	4,946
Other current liabilities	1,616	357

Total current liabilities	44,655	30,177

Long-term liabilities
Revolving term credit facilities	32,549	25,874
Deferred tax liability	4,825	4,825
Notes payable	2,675	6,335
Capital lease obligations	4,282	4,035
Deferred gain on sale of building	2,123	2,408
Other long-term liabilities	1,120	1,143

Total long-term liabilities	47,574	44,620

Total liabilities	92,229	74,797

Commitments and contingencies
Shareholders’ equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at September 30, 2012 and December 31, 2011	—	—
Common Stock—no par value, 20,000,000 shares authorized, 12,227,631 and 11,681,051 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	52,760	48,571
Warrants	—	232
Paid in capital	1,156	1,098
Retained earnings (deficit)	2,664	(3,368)
Accumulated other comprehensive income	628	261

Total shareholders’ equity	57,208	46,794

Total liabilities and shareholders’ equity	$149,437	$121,591

The accompanying notes are an integral part of these financial statements.

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	Unaudited	Unaudited	Unaudited	Unaudited
Net revenues	$53,380	$36,942	$148,725	$105,730
Cost of sales	42,570	29,118	118,583	83,969

Gross profit	10,810	7,824	30,142	21,761
Operating expenses
Research and development costs	601	442	1,920	1,123
Selling, general and administrative expenses	5,742	5,149	17,039	14,912

Total operating expenses	6,343	5,591	18,959	16,035

Operating income	4,467	2,233	11,183	5,726
Other income (expense)
Interest expense	(578)	(653)	(1,845)	(1,924)
Foreign currency transaction (losses) gains	5	(15)	(89)	33
Other (expense) income	(77)	1	2	18

Total other expense	(650)	(667)	(1,932)	(1,873)

Income before income taxes	3,817	1,566	9,251	3,853
Income tax	1,313	546	3,188	1,362

Net income	$2,504	$1,020	$6,063	$2,491

Earnings Per Share
Basic	$0.21	$0.09	$0.51	$0.22
Diluted	$0.21	$0.09	$0.51	$0.22
Weighted average common shares outstanding
Basic	12,140,674	11,409,533	11,845,729	11,407,296
Diluted	12,148,776	11,454,012	11,854,322	11,545,623

The accompanying notes are an integral part of these financial statements.

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	Unaudited	Unaudited	Unaudited	Unaudited
Net income:	$2,504	$1,020	$6,063	$2,491
Other comprehensive income (loss)
Foreign currency translation adjustments	451	(859)	334	(550)
Derivative instrument fair market value adjustment—net of income taxes	(5)	(92)	33	(119)

Total other comprehensive (loss) income	446	(951)	367	(669)

Comprehensive income	$2,950	$69	$6,430	$1,822

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands, except for share amounts)

	Nine Months Ended September 30,
	2012	2011
	Unaudited	Unaudited
Cash flows from operating activities:
Net income	$6,063	$2,491
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	2,672	2,518
Changes in allowances for doubtful accounts	2	(19)
Changes in inventory reserves	128	210
Deferred income taxes	1,849	917
Stock based deferred compensation	204	95
Loss (gain) on disposal of fixed assets	(113)	32
Reserves for uncertain tax provisions	6	8
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(9,631)	(3,676)
(Increase) decrease in accounts receivable finance	307	—
(Increase) decrease in inventory	(17,857)	(8,913)
(Increase) decrease in prepaid expenses	(1,190)	310
(Increase) decrease in other assets	16	(63)
Increase (decrease) in accounts payable	11,175	1,756
Increase (decrease) in accrued expense	1,126	(59)
Increase (decrease) in other current liabilities	1,257	(81)
Increase (decrease) in other long-term liabilities	(29)	—

Net cash used for operating activities	(4,015)	(4,474)

Cash flows from investing activities:
Proceeds from the sale of fixed assets	154	282
Acquisition of CVS assets	—	(1,585)
Purchase of property and equipment	(669)	(446)

Net cash used for investing activities	(515)	(1,749)

Cash flows from financing activities:
Borrowing on revolving term credit facilities	6,447	5,817
Net borrowing on working capital facilities	3,692	1,111
Shares repurchased for income tax withholdings on stock based deferred compensation	—	(12)
Proceeds of stock offering	3,780	—
New borrowings	763	2,458
Note payments	(7,718)	(2,399)
Proceeds from capital leases	1,166	—
Payments on capital lease obligations	(502)	(429)

Net cash provided by financing activities	7,628	6,546

Net increase in cash and cash equivalents	3,098	323
Effect of exchange rate change on cash	136	(212)
Cash and cash equivalents at the beginning of the year	71	662

Cash and cash equivalents at end of period	$3,305	$773

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

Lifting Equipment Segment

The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries. Through its Manitex, Inc. subsidiary it markets a comprehensive line of boom trucks and sign cranes. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including, roads, bridges and commercial construction. Its Badger Equipment Company subsidiary (“Badger”) is a manufacturer of specialized rough terrain cranes and material handling products. Badger primarily serves the needs of the construction, municipality, and railroad industries.

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

The Manitex Load King, Inc. (“Load King”) subsidiary manufactures specialized custom trailers and hauling systems, typically used for transporting heavy equipment. Load King trailers serve niche markets in the commercial construction, railroad, military, and equipment rental industries through a dealer network.

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

2. Basis of Presentation

The accompanying consolidated financial statements, included herein, have been prepared by the Company without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed) necessary for a fair presentation of the Company’s financial position as of September 30, 2012, and results of its operations and cash flows for the periods presented. The consolidated balances as of December 31, 2011 were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the year.

Allowance for Doubtful Accounts

Accounts Receivable is reduced by an allowance for amounts that may become uncollectible in the future. The Company’s estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where the Company has information that the customer may have an inability to meet its financial obligations. The Company had allowances for doubtful accounts of $148 and $144 at September 30, 2012 and December 31, 2011, respectively.

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

Reclassification

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation.

3. Financial Instruments—Forward Currency Exchange Contracts

The following tables set forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 by level within the fair value hierarchy. As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is a summary of items that the Company measures at fair value:

	Fair Value at September 30, 2012
	Level 1	Level 2	Level 3	Total
Asset
Forward currency exchange contracts	$218	$—	$—	$218

Total current assets at fair value	$218	$—	$—	$218

Liabilities:
Forward currency exchange contracts	$21	$—	$—	$21

Total current liabilities at fair value	$21	$—	$—	$21

	Fair Value at December 31, 2011
	Level 1	Level 2	Level 3	Total
Asset
Forward currency exchange contracts	$145	$—	$—	$145

Total current assets at fair value	$145	$—	$—	$145

Liabilities:
Forward currency exchange contracts	$77	$—	$—	$77

Total current liabilities at fair value	$77	$—	$—	$77

Load King contingent consideration	$—	$—	$30	$30

Total long-term liabilities at fair value	$—	$—	$30	$30

Fair Value Measurements

ASC 820-10 classifies the inputs used to measure fair value into the following hierarchy:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 -	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3 -	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

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

The Company enters into forward currency exchange contracts in order to attempt to create a relationship such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. The forward currency exchange contracts that the Company has to offset existing assets and liabilities denominated in other than the reporting units’ functional currency have been determined not to be considered a hedge under ASC 815-10. The Company records at the balance sheet date the forward currency exchange contracts at their market value with any associated gain or loss being recorded in current earnings. Both realized and unrealized gains and losses related to forward currency contracts are included in current earnings and are reflected in the Statement of Income in the other income (expense) section on the line titled foreign currency transaction gains/ (losses). Items denominated in other than a reporting unit’s functional currency includes U.S. denominated accounts receivable and accounts payable held by our Canadian subsidiary.

The Company entered into forward currency contracts to hedge certain future U.S. dollar sales of its Canadian Subsidiary. The decision to hedge future sales is not automatic and is decided on a case by case basis. The forward currency contracts to hedge future sales are designated as cash flow hedges under ASC 815-10.

As required, forward currency contracts are recognized as an asset or liability at fair value on the Company’s Consolidated Balance Sheet. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (date of sale). Gains or losses on cash flow hedges when recognized into income are included in net revenues. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The Company expects minimal ineffectiveness as the Company has hedged only firm sales orders and has not hedged estimated exposures. In the next twelve months, the company estimates $12 of pre-tax unrealized gains related to forward currency contract hedges to be reclassified from other comprehensive income into earnings.

At September 30, 2012, the Company had entered into a series of forward currency exchange contracts. The contracts obligate the Company to purchase approximately CDN $3,269 in total. The contracts which are in various amounts mature between October 15, 2012 and December 10, 2012. Under the contracts, the Company will purchase Canadian dollars at exchange rates between .9668 and 1.0266. The Canadian to U.S. dollar exchange rate was 1.0171 at September 30, 2012.

At September 30, 2012 the Company had two forward currency contracts to sell Euros. The first contract which matures on January 31, 2013 requires the Company sell €400 at 1.2923. The second contract which matures on July 2, 2013 requires the Company to sell €800 at 1.424. The Euro to U.S. dollar exchange rate was 1.2930 at September 30, 2012.

The unrealized currency exchange asset is reported under prepaid expense and other if it is an asset or under accrued expenses if it is a liability on the balance sheet at September 30, 2012. As of September 30, 2012, the Company had the following forward currency contracts:

Nature of Derivative	Amount		Type
Forward currency contract	CDN$	2,921	Not designated as hedge instrument
Forward currency contract	CDN$	348	Cash flow hedge
Forward currency contract		€1,200	Not designated as hedge instrument

The following table provides the location and fair value amounts of derivative instruments that are reported in the Consolidated Balance Sheet as of September 30, 2012 and December 31, 2011:

Total derivatives NOT designated as a hedge instrument

	Balance Sheet Location	Fair Value
		September 30, 2012	December 31, 2011
Asset Derivatives
Foreign currency Exchange Contract	Prepaid expense and other	$207	$114

Liabilities Derivatives
Foreign currency Exchange Contract	Accrued expense	$(22)	$(7)

Total derivatives designated as a hedge instrument

	Balance Sheet Location	Fair Value
		September 30, 2012	December 31, 2011
Asset Derivatives
Foreign currency Exchange Contract	Prepaid expense and other	$12	$31

Liabilities Derivatives
Foreign currency Exchange Contract	Accrued expense	$—	$(70)

The following tables provide the effect of derivative instruments on the Consolidated Statement of Income for the three and nine months ended September 30, 2012 and 2011:

	Location of gain or (loss) recognized in Income Statement	Gain or (loss)
		Three months ended September 30,		Nine months ended September 30,
		2012	2011	2012	2011
Derivatives Not designated as Hedge Instrument
Forward currency contracts	Foreign currency transaction gains (losses)	$38	$(162)	$33	$(130)

		Gain or (loss)
	Location of gain or (loss) recognized in Income Statement	Three months ended September 30,		Nine months ended September 30,
		2012	2011	2012	2011
Derivatives designated as Hedge Instrument
Forward currency contracts	Net revenue	$82	$(7)	$64	$93

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

5. Net Earnings per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of warrants, and restricted stock units. Details of the calculations are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net Income per common share
Basic	$2,504	$1,020	$6,063	$2,491
Diluted	$2,504	$1,020	$6,063	$2,491
Earnings per share
Basic	$0.21	$0.09	$0.51	$0.22
Diluted	$0.21	$0.09	$0.51	$0.22
Weighted average common share outstanding
Basic	12,140,674	11,409,533	11,845,729	11,407,296

Diluted
Basic	12,140,674	11,409,533	11,845,729	11,407,296
Dilutive effect of warrants	—	42,750	3,361	136,712
Dilutive effect of restricted stock units	8,102	1,729	5,232	1,615

	12,148,776	11,454,012	11,854,322	11,545,623

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

Currently there are no outstanding warrants.

Stock Issuance

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

In connection with the stock issuance, the Company incurred investment banking fees of $217 and legal fees and expenses of approximately $128. The Company’s had net cash proceeds after fees and expenses of approximately $3,780 which was used to repay debt.

Additional stock issued

On May 18, 2012, the Company issued shares of common stock in connection with a cashless exercise of warrant as detailed below:

Issued Date	Shares Issued	Shares Repurchased	Share Net of Repurchases	Repurchase Price
May 18, 2012	105,000	77,071	27,929	$9.782

On March 21, 2012, the Company issued 18,651 shares of common stock to employees and Directors for restricted stock units issued under the Company’s 2004 Incentive Plan, which had vested.

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

The following table contains information regarding restricted stock units:

September 30, 2012
Outstanding on January 1, 2012	5,100
Units granted during the period	32,051
Vested and issued	(18,651)

Outstanding on September 30, 2012	18,500

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

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $23 and $8 for the three months and $109 and $95 for the nine months ended September 30, 2012 and 2011, respectively. Additional compensation expense related to restricted stock units will be $23, and $53 for the remainder of 2012 and 2013, respectively.

7. New Accounting Pronouncements

Recent Accounting Guidance Not Yet Adopted

In July 2012, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards Codification (“ASC”) 350, Intangibles — Goodwill and Other. This amendment is intended to reduce the cost and complexity of the annual impairment test for indefinite-lived intangible assets other than goodwill by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. This amendment impacts impairment testing steps only, and therefore adoption will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

8. Inventory

The components of inventory are as follows:

	September 30, 2012	December 31, 2011
Raw materials and purchased parts, net of reserve of $828 and $675	$46,972	$31,599
Work in process	7,793	6,270
Finished goods	5,741	4,438

Inventory, net	$60,506	$42,307

9. Goodwill and Intangible Assets

	September 30, 2012	December 31, 2011	Useful lives
Patented and unpatented technology	$12,808	$12,695	7-10 years
Amortization	(7,120)	(6,144)
Customer relationships	10,093	10,081	10-20 years
Amortization	(3,160)	(2,723)
Trade names and trademarks	7,289	7,287	25 years-indefinite
Amortization	(1,323)	(1,143)
In process research and development	—	100	indefinite
Customer backlog	474	472	< 1 year
Amortization	(474)	(472)

Intangible assets	18,587	20,153
Goodwill	15,266	15,267

Goodwill and other intangibles	$33,853	$35,420

Amortization expense for intangible assets was $527 and $528 for the three months and $1,580 and $1,546 for the nine months ended September 30, 2012 and 2011, respectively.

Changes in goodwill for the nine months ended September 30, 2012 are as follows:

	Equipment Lifting Segment	Equipment Distribution Segment	Total
Balance January 1, 2012	$14,992	$275	$15,267
Effect of change in exchange rates	(1)	—	(1)

Balance September 30, 2012	$14,991	$275	$15,266

10. Accounts Payable and Accrued Expenses

	September 30, 2012	December 31, 2011
Account payable:
Trade	$28,424	$18,268
Bank overdraft	1,143	153

Total accounts payable	$29,567	$18,421

Accrued expenses:
Accrued payroll	$1,017	$669
Accrued Fringe Benefits	300	80
Accrued bonuses	1,368	1,007
Accrued vacation expense	413	348
Accrued consulting fees	80	263
Accrued rent	—	68
Accrued interest	128	141
Accrued commissions	462	481
Accrued insurance premiums	70	25
Accrued expenses—other	763	322
Accrued warranty	887	698
Accrued income taxes	—	80
Accrued taxes other than income taxes	567	574
Accrued product Liability	26	113
Accrued liability on forward currency exchange contracts	10	77

Total accrued expenses	$6,091	$4,946

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

	Nine Months Ended
	September 30, 2012	September 30, 2011
Balance January 1,	$698	$577
Accrual for warranties issued during the period	1,623	1,084
Warranty services provided	(1,435)	(963)
Changes in estimate	—	(8)
Foreign currency translation	1	(5)

Balance September 30,	$887	$685

12. Revolving Term Credit Facilities and Debt

Revolving Credit Facility

At September 30, 2012, the Company had drawn $23,943 under a revolving credit facility. The Company is eligible to borrow up to $27,500 with interest at the prime rate (prime was 3.25% at September 30, 2012). Alternatively, the Company can elect to take LIBOR based advances for a one, two or three month period, in which case interest is then equal to the applicable LIBOR interest rate plus 3.15%. At the end of specified period, the Company can elect to rollover the LIBOR based advance to another one, two or three month LIBOR based advance or can elect to convert the advance to a prime rate borrowing. The maximum amount available is limited to the sum of 85% of eligible receivables, and the lesser of 50% of eligible inventory or $14,000, plus $1,500. At September 30, 2012, the maximum the Company could borrow based on available collateral was capped at $27,500. The credit facility matures on April 1, 2015. The indebtedness is collateralized by substantially all of the Company’s assets. The facility contains customary limitations including, but not limited to, limitations on acquisitions, dividends, repurchase of the Company’s stock and capital expenditures. The agreement also requires the Company to have a Debt Service Ratio, as defined in the agreement, of 1.25 to 1.0 and Funded Debt to EBITDA Ratio, as defined in the agreement, of no greater than 4.75 to 1.0 through March 31, 2013, and on June 30, 2013 and thereafter a ratio of no greater than 4.25 to 1.0.

The agreement also provides that the bank is to receive an unused credit line fee in an amount equal to one-eighth percent per annum payable quarterly in arrears.

The agreement permits the Company to issue unsecured guarantees of indebtedness owed by CVS Ferrari, srl to foreign banks in respect to working capital financing, not to exceed the lesser of $7,500 or the amount of such financing. Additionally the agreement allows the Company to make or allow to remain outstanding any investment (whether such investment shall be of the character of investment of shares of stock, evidence of indebtedness or other securities or otherwise) in, or any loans or advances to CVS or to any other wholly-owned foreign subsidiary in an amount not to exceed $6,500.

The credit facility was recently amended to increase the limits of permitted unsecured guarantee of indebtedness from $5,000 to $7,500 and to increase the limit of outstanding investment, loans or advances to CVS or any other foreign-owned subsidiary from $5,000 to $6,500.

Revolving Canadian Credit Facility

At September 30, 2012, the Company had drawn $7,606 under a revolving credit agreement with a bank. The Company is eligible to borrow up to $8,000. The maximum amount available is limited to the sum of (1) 85% of eligible receivables plus (2) 35% of eligible work-in-process inventory not to exceed $625 and (3) 50% of eligible inventory excluding work in process inventory. Under the agreement, total inventory collateral, however, cannot exceed $5,000. At September 30, 2012, the maximum the Company could borrow based on available collateral was $8,000. The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets. The Company can borrow in either U.S. or Canadian dollars. For the purposes of determining availability under the credit line, borrowings in U.S. dollars are converted to Canadian dollars based on the most favorable spot exchange rate determined by the bank to be available to it at the relevant time. Any borrowings under the facility in Canadian dollars bear interest at the Canadian prime rate (the Canadian prime was 3.0% at September 30, 2012) plus 0.5%. Any borrowings under the facility in U.S. dollars bear interest at the U.S. prime rate (prime was 3.25% at September 30, 2012). The credit facility has a maturity date of April 1, 2015.

Specialized Export Facility

On December 23, 2011, the Canadian Revolving Credit agreement was amended to add a $2,000 Specialized Export Facility that matures on March 11, 2013. Borrowings under the Specialized Export Facility are guaranteed by the Company and Export Development Canada (“EDC”), a corporation established by an Act of Parliament of Canada. Under the Export Facility Liftking can borrow 90% of the total cost of material and labor incurred on export contracts which are subject to the EDC guarantee. The EDC guarantee, which expires on March 11, 2013, is issued under their export guarantee program and covers certain goods that are to be exported from Canada. At September 30, 2012, the maximum the Company could have borrowed based available collateral under the Specialized Export Facility was $2,000. Under this facility, the Company can borrow either Canadian or U.S. dollars. The Export Facility advances bear interest at the same rate as other advances received under Liftfking’s revolving Canadian credit facility. Repayment of advances made under the Export Facility are due sixty days after shipment of the goods, or five business days after the borrower receives payment in full for the goods covered by the guarantee (the “Scheduled Payment Date”) or upon the termination of the EDC guarantee. In connection with the Specialized Export Facility, the bank received a $10 commitment fee and the Company reimbursed the bank in the amount of $25 for a fee the bank paid to the EDC in exchange for their guarantee.

At September 30, 2012, the Company had no borrowing outstanding under the Specialized Export Facility.

Revolving Credit Facility—Equipment Line

At September 30, 2012, the Company had drawn $1,000 under a revolving credit facility with a bank. The Company is eligible to borrow up to $1,000 with interest at prime rate (prime was 3.25% at September 30, 2012). Alternatively, the Company can elect to take LIBOR based advances for a one, two or three month period, in which case interest is then equal to the applicable LIBOR interest rate plus 3.15%. At the end of specified period, the Company can elect to rollover the LIBOR based advance to another one, two or three month LIBOR based advance or can elect to convert the advance to a prime rate borrowing. The maximum amount available is limited to of 85% of eligible equipment. The maximum the Company could borrow on September 30, 2012 based on available collateral was $1,000. The credit facility has a maturity date of April 1, 2015.

Installment Note

During the quarter ended September 30, 2012, the Company elected to pay in full the entire balance of $626 that was outstanding at June 30, 2012.

Note Payable Issued to Acquire Badger Equipment Company

During the quarter ended September 30, 2012, the Company elected to pay $1,100, the full remaining face of amount of a note that the Company issued in connection with the Badger Equipment Company Acquisition. At the time of repayment, there was remaining unamortized discount of $70 which was being amortized over the life of the loan and being charged to interest expense. This remaining unamortized discount was expensed and is included in the Statement of Income line entitled “other income (loss)”.

Note Payable—Terex

At September 30, 2012, the Company has a note payable to Terex Corporation with a remaining balance of $750. The note was issued in connection with the purchase of substantially all of the domestic assets of Crane & Machinery, Inc. (“Crane”) and Schaeff Lift Truck, Inc., (“Schaeff”). The note provides bears interest at 6% annually and is payable quarterly. Terex has been granted a lien on and security interest in all of the assets of the Company’s Crane & Machinery Division.

The Company has three remaining principal payments of $250 due on March 1, 2014, March 1, 2015 and March 1, 2016. As long as the Company’s common stock is listed for trading on the NASDAQ or another national stock exchange, the Company may opt to pay up to $150 of each annual principal payment in shares of the Company’s common stock having a market value of $150. No principal payment is required in 2013, as the Company voluntarily elected to make the principal payment that was due on March 1, 2013 on August 3, 2012.

Note Payable—Bank

At September 30, 2012, the Company has a $130 note payable to a bank that bears interest at 3.70%. Under the terms of the note the Company is required to make monthly payments of $65. The proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. As such, the holder of the note has a security interest in the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums.

Debt to Refinance Load King Acquisition Debt

On November 2, 2011, the Company’s Load King subsidiary borrowed $1,258 and $858 from a bank and BED (South Dakota Board of Economic Development), respectively. In connection with the borrowings, Load King executed three promissory notes. Promissory notes in the amount $858 were delivered to the bank and BED. The aforementioned promissory notes are collateralized by a mortgage on the Company’s land and building located in Elk Point, South Dakota (“Bank Mortgage” and “BED Mortgage”). Additionally, Load King executed and delivered to the bank a $400 promissory note, (“Equipment Note”) collateralized by the Company’s machinery and equipment located in Elk Point, South Dakota. The funds received in connection with the above borrowing were used to repay promissory note to Terex Corporation (“Terex”), which was issued in connection with the Load King acquisition.

Under the terms of the Bank Mortgage, the Company is required to make 120 interest and principal payments. The first sixty payments of $6 per month are based on a 240 month amortization period and a 6% interest rate. On November 2, 2016, the interest rate will reset. The new interest rate will be equal to the monthly average yield on 5 Year Constant Maturity U.S. Treasury Securities plus 3.75%. The monthly interest and principal payment will be recalculated accordingly. A final balloon payment of unpaid principal and interest is due on November 2, 2021. At September 30, 2012, the Bank Mortgage has a remaining outstanding balance of $839.

Under the terms of the BED Mortgage, the Company is required to make 59 payments of $5 based on a 240 month amortization period and a 3% interest rate. A final balloon payment of unpaid principal and interest is due on November 2, 2016. The interest rate for the note is subject to Load King maintaining employment levels specified in an Employment Agreement between Load King and BED. If Load King fails to maintain agreed upon employment levels, Load King may be required to pay BED an amount equal to the difference between the interest paid and amount of interest that would have been paid if the loan had a 6.5% interest rate. At September 30, 2012, the BED Mortgage has a remaining outstanding balance of $831.

Under the Equipment Note, the Company is required to make 84 monthly interest and principal payments. The first 60 payments will be for $6 and are based on an 84 month amortization period and a 6.25% interest rate. On November 2, 2016, the interest rate will reset. The interest rate will be equal to the monthly average yield on 5 year Constant Maturity of U.S. Treasury Securities plus 4.00%.

The monthly principal and interest payments will be recalculated based on the new interest rate and will remain fixed for the next 24 months. As of September 30, 2012, the Equipment Note has a remaining outstanding balance of $361.

The Bank Mortgage, the BED Mortgage and the Equipment loans are guaranteed by Manitex International, Inc. and included customary events of default. In the event of default, the notes are subject to acceleration and a default interest rate as specified in the notes will apply.

Note Payable Issued to Acquire CVS Assets

During the quarter ended September 30, 2012, the Company elected to pay €1,400 or $1,763, the full remaining face of amount of a note that the Company issued in connection with the acquisition of CVS assets. At the time of repayment, there was remaining unamortized discount of $42 which was being amortized over the life of the loan and being charged to interest expense. This remaining unamortized discount was expensed and is included in the income statement line entitled “other income (loss)”.

CVS Short-Term Working Capital Borrowings

At September 30, 2012, CVS had established demand credit facilities with six Italian banks. Under the facilities, CVS can borrow up to 130 Euro ($168) on an unsecured basis and up to an additional €4,855 ($6,278) as advances against orders, invoices and letters of credit. The maximum amount outstanding is limited to 80% of the assigned accounts receivable if there is an invoice issued or 50% if there is an order/contract issued. The banks will evaluate each request to borrow individually and determine the allowable advance percentage and interest rate. In making its determination the bank considers the customer’s credit and location of the customer.

At September 30, 2012, the banks had advanced CVS €4,262 ($5,511), at interest rates ranging from 2.90% to 6.00%.

Capital leases – building

The Company has a twelve year lease, which expires in April 2018 that provides for monthly lease payments of $73 for its Georgetown, Texas facility. The lease has been classified as a capital lease. At September 30, 2012, the outstanding capital lease obligation is $3,222.

The Company has a five year lease which expires in July 10, 2014 that provides for monthly lease payments of $25 for its Winona, Minnesota facility. The Company has an option to purchase the facility for $500 by giving notice to the landlord of its intent to purchase the Facility. The Landlord must receive such notice at least three months prior to end of the Lease term. At September 30, 2012, the Company has outstanding capital lease obligation of $950.

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

The following is a summary of amounts financed:

	Amount Borrowed	Repayment Period	Amount of Monthly Payment	Balance As of September 30, 2012
New equipment	$225	60	$4	$206
Used equipment	$941	36	$28	$928

Total	$1,166		$32	$1,134

In addition to the above, the Company has one other insignificant capital lease related to equipment. As of September 30, 2012, the capitalized lease obligation related to this lease was $27.

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

On May 5, 2011, Company entered into two separate settlement agreements with two plaintiffs. As of September 30, 2012, the Company has a remaining obligation under the agreements to pay the plaintiffs $1,805 without interest in 19 annual installments of $95 on or before May 22 each year.

It is reasonably possible that the “Estimated Reserve for Product Liability Claims” may change within the next 12 months. A change in estimate could occur if a case is settled for more or less than anticipated, or if additional information becomes known to the Company.

14. Business Segments

The Company operates in two business segments: Lifting Equipment and Equipment Distribution.

The Lifting Equipment segment is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes, predominately through a network of dealers, a diverse group of products that serve different functions and are used in a variety of industries. The Company markets a comprehensive line of boom trucks and sign cranes, a complete line of rough terrain forklifts, including both the Liftking and Noble product lines, as well as special mission oriented vehicles, and other specialized carriers, heavy material handling transporters and steel mill equipment. The Company also manufacturers a number of specialized rough terrain cranes and material handling products. The Company lifting products are used in industrial applications, energy exploration and infrastructure development in the commercial sector and for military applications. The Company’s specialized rough terrain cranes primarily serve the needs of the construction, municipality, and railroad industries. The Company also manufactures and distributes custom trailers and hauling systems typically used for transporting heavy equipment. Our trailer business serves niche markets in the commercial construction, railroad, military, and equipment rental industries through a dealer network.

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

The following is financial information for our two operating segments, i.e., Lifting Equipment and Equipment Distribution

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues
Lifting Equipment	$51,198	$33,614	$138,910	$96,531
Equipment Distribution	3,179	3,328	12,094	9,199
Intercompany sales	(997)	—	(2,279)	—

Total	$53,380	$36,942	$148,725	$105,730
Operating income from continuing operations
Lifting Equipment	$5,804	$3,598	$15,571	$9,151
Equipment Distribution	(12)	76	45	54
Corporate expenses	(1,295)	(1,441)	(4,320)	(3,479)
Elimination of intercompany profit in inventory	(30)	—	(113)	—

Total operating income from continuing operations	$4,467	$2,233	$11,183	$5,726

The Lifting Equipment segment operating earnings includes amortization of $490 and $492 for the three months and $1,470 and $1,437 for the nine months ended September 30, 2012 and 2011, respectively. The Equipment Distribution segment operating earnings includes amortization of $37 and $36 for the three months and $110 and $109 for the nine months ended September 30, 2012 and 2011, respectively

	September 30, 2012	December 31, 2011
Total Assets
Lifting Equipment	$142,174	$114,133
Equipment Distribution	7,152	7,333
Corporate	111	125

Total	$149,437	$121,591

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

As of September 30, 2012 the Company had an accounts receivable of $58 and $63 from SL and LiftMaster and accounts payable of $615 and $89 to SL and LiftMaster, respectively. As of December 31, 2011 the Company had an accounts receivable of $54 from LiftMaster and accounts payable of $442 and $81 to BGI and LiftMaster, respectively.

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

		Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Rent paid
	Bridgeview Facility 1	$61	$60	$183	$180

Sales to:	SL Industries, Ltd.	$21	$73	$53	$215
	LiftMaster	2	1	6	5

Total Sales		$23	$74	$59	$220

Purchases from:

	BGI USA, Inc.	$15	$78	$114	$151
	SL Industries, Ltd.	1,415	571	3,507	2,315
	LiftMaster	7	4	13	20

Total Purchases		$1,437	$653	$3,634	$2,486

1.	The Company leases its 40,000 sq. ft. Bridgeview facility from an entity controlled by Mr. David Langevin, the Company’s Chairman and CEO. Pursuant to the terms of the lease, the Company makes monthly lease payments of $21. The Company is also responsible for all the associated operations expenses, including insurance, property taxes, and repairs. The lease will expire on September 30, 2016 and has a provision for nine one-year extension periods. The lease contains a rental escalation clause under which annual rent is increased during the initial lease term by the lesser of the increase in the Consumer Price Increase or 2.0%. Rent for any extension period shall however, be the then-market rate for similar industrial buildings within the market area. The Company has the option, to purchase the building by giving the Landlord written notice at any time prior to the date that is 180 days prior to the expiration of the lease or any extension period. The Landlord can require the Company to purchase the building if a change of Control Event, as defined in the agreement occurs by giving written notice to the Company at any time prior to the date that is 180 days prior to the expiration of the lease or any extension period. The purchase price regardless whether the purchase is initiated by the Company or the landlord will be the Fair Market Value as of the closing date of said sale.

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

For the three months ended September 30, 2012, the Company recorded an income tax expense of $1,313 which consisted primarily of anticipated federal, state and local, and foreign taxes. For the three months ended September 30, 2011, the Company recorded an income tax expense of $546.

For the nine months ended September 30, 2012, the Company recorded an income tax expense of $3,188 which consisted primarily of anticipated federal, state and local, and foreign taxes. For the nine months ended September 30, 2011, the Company recorded an income tax expense of $1,362.

The Company’s total unrecognized tax benefits as of September 30, 2012 and 2011 were approximately $158 and $139, which, if recognized, would affect the Company’s effective tax rate. As of September 30, 2012 the Company had accrued immaterial amounts for the potential payment of interest and penalties.

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

On September 24, 2010, Comerica Bank issued a €1,000 standby letter in fulfillment of CVS’s obligations under the rental agreement. The standby letter of credit expired on July 31, 2012

On June 29, 2011, the Company entered into an agreement with CVS SpA in Liquidation to purchase on July 1, 2011 the assets that were being rented. The operating agreement was terminated on July 1, 2011, when the rented assets were transferred to CVS Ferrari srl. See Note 18 for further details.

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

Total Consideration for the acquired assets is as follows:

	Euros	U.S. Dollars (3)
Per the Purchase agreement	€2,817	$4,089
Per Cabletronic agreement	100	145
Stamp taxes and notary fees	91	132
Assumed liabilities	500	726

Sub-total	3,508	$5,092
Present value adjustment related to a non-interest bearing note (1)	(132)	(192)

Total consideration	3,376	4,900
Less: non-cash amounts
Deferred payments (2)	(2,284)	(3,315)

Cash consideration	€1,092	$1,585

	Euros	U.S. Dollars (3)
Purchase Price Allocation
Machinery and equipment	€1,336	$1,939
Trade names and trademarks	1,000	1,452
Patented and unpatented technology	410	595
Goodwill	630	914

Net assets acquired	€3,376	$4,900

(1)	Under the terms of the purchase agreement €2,350 of the purchase price was payable in future installments supported by non-interest bearing note. It was determined that the present value of the €2,350 note is €2,218 based on 4% discount interest rate. It was determined that a 4% rate was appropriate taking into account current interest rates and the inherent risk.
(2)	The non-cash consideration is comprised of the present value of the above described note of €2,218 and €66 which represents two payment of €33 related to Cabletronic Agreement which are payable on October 30, 2011 and January 12, 2012, respectively.
(3)	The CVS acquisition was consummated in Euros. The U.S dollar conversions above and elsewhere in this note are based on the exchange rates on the transaction date. As such, the balances in U.S. dollars shown above will differ from the amounts reflected in our September 30, 2012 and December 31, 2011 balance sheets and other notes in the our financial statements as exchange rates on July 1, 2011 and those dates are different.

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

The obligation under the purchase agreement was secured by an existing guarantee of €1,000 (approximately $1,400) issued by Unicredit SPA which expired on July 31, 2012. The Unicredit SPA guarantee is supported by a standby letter of credit issued by Comerica Bank which also expired on July 31, 2012. The purchase agreement required the Company to replace the existing guarantee when it expires with a new guarantee issued by Unicredit SPA in an amount equal to the outstanding balance. The remaining balance on the note issued in connection with the acquisition of CVS SpA assets was paid in full during the quarter ended September 30, 2012 and guarantee and underlying letter of credit were allowed to expire.

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

Assets Acquired

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

Lifting Equipment Segment

The Company is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries. Through its Manitex, Inc. subsidiary it markets a comprehensive line of boom trucks and sign cranes. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including, roads, bridges and commercial construction. Its Badger Equipment Company (“Badger”) subsidiary, acquired on July 10, 2009, is a manufacturer of specialized rough terrain cranes and material handling products, including a 30-ton model introduced in October 2009, the first in a new line of specialized high quality rough terrain cranes and a recently introduced second model, a 15-ton crane. Badger primarily serves the needs of the construction, municipality, and railroad industries.

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

Customer and Suppliers Concentrations

At September 30, 2012, one customer accounted for 11.40% of the Company’s total accounts receivable. As of December 31, 2011, no one customer accounted for 10% or more of total Company accounts receivables.

For the three months ended September 30, 2012, no customers accounted for 10% or more of the Company’s net revenues. For the three months ended September 30, 2011, one customer accounted for 13.2% of the Company’s net revenues For the nine months ended September 30, 2012, no customers accounted for 10% or more of the Company’s net revenues. For the nine months ended September 30, 2011, no customers accounted for 10.0% or more of the Company’s net revenues. For the three and nine months ended September 30, 2012 and 2011, no supplier accounted for 10% or more of total Company purchases.

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

The overall market for construction equipment has improved but has not returned to pre-2008 levels. Certain market segments, particularly the North American energy sector, is currently very strong. As result, we have seen a significant increase in orders for our higher capacity boom trucks and specialized trailers. As of September 30, 2012, our backlog of $126 million represents increases of 50% and 99% respectively when September 30, 2012 backlog is compared to December 31, 2011 and September 30, 2011 backlogs. As a result, we have taken actions to selectively increase production capacity, including hiring additional manufacturing employees at certain of our facilities. Additionally, our suppliers have increased capacity to meet the increased demand. As a result, the Company’s production volumes and revenues have increased during the second and the third quarter and our backlog has decreased from $150 million at June 30, 2012 to a current backlog of $126 million. There, however, is still significant uncertainty, in part due to the European sovereign debt crisis and slowing growth in the United States and other global markets.

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

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Net income for the three month periods ended September 30, 2012 and 2011

For the three months ended September 30, 2012 and 2011, the Company had a net income of $2.5 million and $1.0 million, respectively.

For the three months ended September 30, 2012, the net income of $2.5 million consisted of revenue of $53.4 million, cost of sales of $42.6 million, research and development costs of $0.6 million, SG&A expenses of $5.7 million, interest expense of $0.6 million, other expense of $0.1 million and income tax expense of $1.3 million.

For the three months ended September 30, 2011, the net income of $1.0 million consisted of revenue of $36.9 million, cost of sales of $29.1 million, research and development costs of $0.4 million, SG&A expenses of $5.1 million, interest expense of $0.7 million and income tax expense of $0.5 million.

Net Revenues and Gross Profit—For the three months ended September 30, 2012, net revenues and gross profit were $53.4 million and $10.8 million, respectively. Gross profit as a percent of revenues was 20.3% for the three months ended September 30, 2012. For the three months ended September 30, 2011, net revenues and gross profit were $36.9 million and $7.8 million, respectively. Gross profit as a percent of revenues was 21.2% for the three months ended September 30, 2011.

Net revenues increased $16.4 million to $53.4 million for the three months ended September 30, 2012 from $36.9 million for the comparable period in 2011. Although the overall improvement in the market for construction equipment and an increase in military sales has contributed to the increase in revenues, the strong demand from the energy sector is by far is the most significant reason why revenues increased 44.5% between the third quarter 2011 and 2012. The strong demand from the energy sector particularly increased demand and revenues for boom trucks with higher lifting capacity and our specialized trailers that are used primarily to transport heavy equipment.

Gross profit as a percentage of net revenues decreased 0.9% to 20.3% for the three months ended September 30, 2012 from 21.2% for the three months ended September 30, 2011. Our boom trucks are built on commercial truck chassis. The customer can either supply us with a chassis or ask us to purchase one. The markup on a chassis supplied by the Company is nominal. As such the Company’s gross profit percent decreases when the percent of Company purchased chassis used in production increases. The gross margin percent decrease between quarters is the result of an increase in Company purchased chassis used in production between 2011 and 2012.

Research and development—Research and development for the three months ended September 30, 2012 was $0.6 million compared to $0.4 million for the comparable period in 2011. The increase in research and development expense reflects our continued commitment to develop and introduce new products that gives the Company a competitive advantage.

Selling, general and administrative expense—Selling, general and administrative expense for the three months ended September 30, 2012 was $5.7 million compared to $5.1 million for the comparable period in 2011, an increase of $0.6 million.

The increase in selling, general and administrative expense is principally attributed to an increase in selling expenses of $0.5 million, which reflects an expansion of our sales organization along with increases in commissions and other selling expense that increase with an increase in revenue. The remaining $0.1 million increase is the net impact of other increases and decreases.

Operating income—For the three months ended September 30, 2012 and 2011, the Company had operating income of $4.5 million and $2.2 million, respectively. The increase in operating income is due to an increase in gross profit of $3.0 million offset by $0.8 million increase in operating expenses. An increase in revenues principally accounts for the increase in gross profit as the gross profit percent decreased slightly between the third quarter 2011 and 2012. The increase in operating expenses is principally related to an increase in selling, general and administrative cost, which is explained above.

Interest expense—Interest expense was $0.6 million and $0.7 million for the three months ended September 30, 2012 and 2011, respectively.

Foreign currency transaction (losses) gains—The Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds. Foreign currency gains and losses were insignificant for the three months ended September 30, 2012 and 2011.

Other (expense) income—For the three months ended September 30, 2012, the Company had other expense of $0.1 million which is principally the result of expensing unamortized debt discounts which was recorded when the corresponding debts were paid in full prior to its maturity. Other (expense) income for the three months ended September 30, 2011 was insignificant.

Income tax—For the three months ended September 30, 2012, the Company recorded an income tax expense of $1.3 million, which consisted primarily of anticipated federal, state and foreign taxes. For the three months ended September 30, 2011, the Company recorded an income tax expense of $0.5 million, which consisted primarily of anticipated federal, state and foreign taxes. The effective taxes rates are 34.4% and 34.9% for the three months ended September 30, 2012 and 2011, respectively.

Net income—Net income for the three months ended September 30, 2012 was $2.5 million. This compares with a net income for the three months ended September 30, 2011 of $1.0 million. The change in net income is explained above.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net income for the nine month periods ended September 30, 2012 and 2011

For the nine months ended September 30, 2012 and 2011 the Company had a net income of $6.1 million and $2.5 million, respectively.

For the nine months ended September 30, 2012, the net income of $6.1 million consisted of revenue of $148.7 million, cost of sales of $118.6 million, research and development costs of $1.9 million, SG&A expenses of $17.0 million, interest expense of $1.8 million, foreign currency transaction losses of $0.1 million, and income tax expense of $3.2 million.

For the nine months ended September 30, 2011, the net income of $2.5 million consisted of revenue of $105.7 million, cost of sales of $84.0 million, research and development costs of $1.1 million, SG&A expenses of $14.9 million, interest expense of $1.9 million and income tax expense of $1.4 million.

Net Revenues and Gross Profit—For the nine months ended September 30, 2012, net revenues and gross profit were $148.7 million and $30.1 million, respectively. Gross profit as a percent of revenues was 20.3% for the nine months ended September 30, 2012. For the nine months ended September 30, 2011, net revenues and gross profit were $105.7 million and $21.8 million, respectively. Gross profit as a percent of revenues was 20.6% for the nine months ended September 30, 2011.

Although the overall improvement in the market for construction equipment and an increase in military sales has contributed to the increase in revenues, the strong demand from the energy sector is by far the most significant reason why revenues increased 41% between 2011 and 2012. The strong demand from the energy sector particularly increased demand and revenues for boom trucks with higher lifting capacity and our specialized trailers that are used primarily to transport heavy equipment.

Gross profit as a percentage of net revenues was relatively consistent between periods. Gross profit as a percent of revenues was 20.3% and 20.6% for the nine month periods September 30, 2012 and 2011.

Research and development—Research and development for the nine months ended September 30, 2012 was $1.9 million compared to $1.1 million for the comparable period in 2011. The increase in research and development expense reflects our continued commitment to develop and introduce new products that gives the Company a competitive advantage.

Selling, general and administrative expense—Selling, general and administrative expense for the nine months ended September 30, 2012 was $17.0 million compared to $14.9 million for the comparable period in 2011, an increase of $2.1 million. Selling, general and administrative expense for the nine months ended September 30, 2011 includes approximately $0.5 million to attend the 2011 Con Expo trade show, which is held every three years.

Selling, general and administrative expense as a percent of revenues for the nine months ended September 30, 2012 was 11.5% of revenues a decrease from the comparable period in 2011. Selling general and administrative expense as a percent of revenue for nine month period ended September 30, 2011 was 14.1% or 13.6% if adjusted to eliminate the cost associated with attending Con Expo.

The increase in selling, general and administrative expense after adjusting for the non-recurring Con Expo expenses is approximately $2.6 million. The increase in selling, general and administrative expense is in part attributed to an increase in selling expenses of $1.3 million, which reflects an expansion of our sales organization along with increases in commissions and other selling expense that increase with an increase in revenue. Approximately 60% of the remaining increase is attributed to an increase in the provision for performance related incentive compensation. The balance of the increase is principally attributed to increases in salaries, travel expenses, and amortization of intangibles offset by a decrease in legal expenses.

Operating income—For the nine months ended September 30, 2012 and 2011, the Company had operating income of $11.2 million and $5.7 million, respectively. The increase in operating income is due to an increase in gross profit of $8.4 million offset by $2.9 million increase in operating expenses. An increase in revenues primarily accounts for the increase in gross profit as the gross profit percent did not change significantly between the nine month periods ended September 30, 2012 and 2011. The increase in operating expenses is related to increases in selling, general and administrative expense and research and development as explained above.

Interest expense—Interest expense was $1.8 million and $1.9 million for the nine months ended September 30, 2012 and 2011, respectively.

Foreign currency transaction (losses) gains—The Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds.

For the nine months ended September 30, 2012, the Company had a foreign currency transaction loss of $0.09 million. For the nine months ended September 30, 2011 the Company had a foreign currency gain of $0.03 million.

Income tax—For the nine months ended September 30, 2012, the Company recorded an income tax expense of $3.2 million which consisted primarily of anticipated federal, state and foreign taxes. For the nine months ended September 30, 2011, the Company recorded an income tax expense of $1.4 million, which consisted primarily of anticipated federal, state and foreign taxes. The effective taxes rates are 34.5% and 35.3% for the nine months ended September 30, 2012 and 2011, respectively.

Net income—Net income for the nine months ended September 30, 2012 was $6.1 million. This compares with a net income for the nine months ended September 30, 2011 of $2.5 million. The change in net income is explained above.

Segment information

Lifting Equipment Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues	$51,198	$33,614	$138,910	$96,531
Operating income	5,804	3,598	15,571	9,151
Operating margin	11.3%	10.7%	11.2%	9.5%

Net Revenues

Net revenues increased $17.6 million to $51.2 million for the three months ended September 30, 2012 from $33.6 million for the comparable period in 2011. The overall market for construction equipment continues to improve but has not returned to pre-2008 levels. Certain market segments, particularly, the North American energy sector is currently very strong. Although the overall improvement in the market for construction equipment has contributed to the increase in revenues, the strong demand from the energy sector is by far is the most significant reason why revenues increased dramatically between third quarter 2011 and 2012. The strong demand from the energy sector particularly increased demand and revenues for boom trucks with higher lifting capacity and our specialized trailers that are used primarily to transport heavy equipment.

Net revenues increased $42.4 million to $138.9 million for the nine months ended September 30, 2012 from $96.5 million for the comparable period in 2011. The overall market for construction equipment continues to improve but has not returned to pre-2008 levels. Certain market segments, particularly, the North American energy sector is currently very strong. Although the overall improvement in the market for construction equipment and an increase in military sales has contributed to the increase in revenues, the strong demand from the energy sector is by far is the most significant reason why revenues increased dramatically between nine month periods ended September 30, 2011 and 2012. The strong demand from the energy sector particularly increased demand and revenues for boom trucks with higher lifting capacity and our specialized trailers that are used primarily to transport heavy equipment.

Operating Income and Operating Margins

Operating income of $5.8 million for the three months ended September 30, 2012 was equivalent to 11.3% of net revenues compared to an operating income of $3.6 million for the three months ended September 30, 2011 or 10.7% of net revenues. The increase in operating income is due to an increase in gross profit of $3.1 million offset by increased operating expense of $.9 million. The increase in gross profit is due to the significant increase in revenues as the gross profit percent decreased by 1.4%. The decrease in the gross margin percent between quarters is the result of an increase in Company purchased chassis used in production between 2011 and 2012. The markup on Company purchased chassis is nominal. An increase in research and development expenses accounts for approximately $0.2 million of the increase in operating expense. The balance of the increase is largely accounting for by an increase in selling expenses which reflects an expansion of our sales organization along with increases in commissions and other selling expense that increase with an increase in revenue.

Operating income of $15.6 million for the nine months ended September30, 2012 was equivalent to 11.2% of net revenues compared to an operating income of $9.2 million for the nine months ended September 30, 2011 or 9.5% of net revenues. The increase in operating income is due to an increase in gross profit of $8.6 million offset by increased operating expense of $2.1 million. The increase in gross profit is due to the significant increase in revenues as the gross profit percent was relatively consistent declining a mere 0.3% between periods. The increase in operating expenses is due to an increase in research and development of $0.8 million and an increase in selling, general and administrative expenses of $1.3 million. The increase in research and development expense reflects our continued commitment to develop and introduce new products that gives the Company a competitive advantage. The increase in selling and general expense is due to several factors the most significant being an increase in selling expenses which reflects an expansion of our sales organization along with increases in commissions and other selling expense that increase with an increase in revenue.

Equipment Distribution Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues	$3,179	$3,328	$12,094	$9,199
Operating (loss) income	(12)	76	45	54
Operating margin	(0.4%)	2.3%	0.4%	0.6%

Net revenues—Net revenues between quarters were essentially flat decreasing a mere $0.1 million to $3.2 million for the three months ended September 30, 2012 from $3.3million for the comparable period in 2011.

Net revenues increased $2.9 million to $12.1 million for the nine months ended September 30, 2012 from $9.2 million for the comparable period in 2011. The increase in revenues is primarily attributed to an increase in revenues of $1.6 million related to sales of Terex cranes and an increase in sales of used equipment of $1.2 million. A general strengthening in demand for new cranes and other construction equipment has lengthened delivery time for new equipment and contributed to increased demand for used equipment. Included in the sales of Terex cranes are several cranes purchased in 2009 which were still in our inventory.

Operating loss and Operating Margins—The Distribution segment had an operating loss of $0.04 million for the three months ended September 30, 2012 and an operating income of $0.1 for the three months ended September 30, 2011. A decrease in the gross margin, the result of a decrease in the gross margin percent, accounts for the small operating loss. The gross margin percent decrease was in part due to incurring a loss on the sale of a crane at a significant discount.

The Distribution segment had operating income of $0.05 million for the nine month periods ended September 30, 2012 and $0.05 million for the nine months ended September 30, 2011. The impact of increased revenues was offset by a decrease in the gross profit percent between periods. The nine months period ended September 30, 2012 included the sales of several Terex cranes purchased in 2009 which were still in our inventory. The sales of these cranes increase revenues but decreased the gross margin percent as they were sold at a slight loss.

Reconciliation to Statement of Income

Revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Lifting Equipment segment	$51,198	$33,614	$138,910	$96,531
Equipment Distribution segment	3,179	3,328	12,094	9,199
Intercompany sales	(997)	—	(2,279)	—

Total revenues	$53,380	$36,942	$148,725	$105,730

Operating Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Lifting Equipment segment	$5,804	$3,598	$15,571	$9,151
Equipment Distribution segment	(12)	76	45	54
Corporate expenses	(1,295)	(1,441)	(4,320)	(3,479)
Elimination of intercompany profit in inventory	(30)	—	(113)	—

Total operating income	$4,467	$2,233	$11,183	$5,726

Liquidity and Capital Resources

Cash and cash equivalents were $3.3 million at September 30, 2012 compared to $0.1 million at December 31, 2011. In addition, the Company has both a U.S. and Canadian revolving credit facilities with maturity dates of April 1, 2015. At September 30, 2012 the Company had approximately $4.0 million available to borrow under these credit facilities. Additionally, the Company had $2.0 million unused borrowing capacity under the Specialized Export Facility.

Additionally, CVS has agreements with five Italian banks under which CVS can borrow approximately €4.9 million ($6.3 million) against specific orders, invoices and letters of credit. As of September 30, 2012, CVS had received advances of € 4.3 million ($5.5 million). The amount of future advances is dependent on open orders, invoices and letters of credits that exist at the time an advance is requested. The percent that the bank will advance is dependent on both the nature of documents against which they are advancing and the credit worthiness of the customer.

On July 17, 2012, the Company issued 500,000 shares of the Company’s common stock to certain investors pursuant to subscription agreements between the Company and the investors that were entered into on July 12, 2012. Proceeds of approximately $3.8 million, net of fees and expenses, were used to repay debt.

During the nine months ended September 30, 2012, total debt increased by $4.1 million to $46.3 million at September 30, 2012 from $42.2 million at December 31, 2011. However, total debt at September 30, 2012 is $3.1 million less than it was on June 30, 2012.

The following is a summary of the net increase in our indebtedness from December 31, 2011 to September 30, 2012:

Facility	Increase/ (decrease)
Revolving credit facility	$4.8 million
Revolving Canadian credit facility	1.9 million
Installment note	(0.9) million
Badger acquisition note	(1.5) million
Note payable—bank (insurance premiums)	0.1 million
Note payable —Terex	(0.5) million
Note payable—floor plan	(1.2) million
Capital leases	0.6 million
CVS assets acquisition note	(2.9) million
Borrowing against orders, invoices, or letters of credit	3.7 million

$4.1 million

Outstanding borrowings

The following is a summary of our outstanding borrowings at September 30, 2012:

	Outstanding Balance	Interest Rate	Interest Paid	Principal Payment
Revolving credit facility	$23.9 million	3.25%	Monthly	n.a.
Revolving Canadian credit facility	7.6 million	3.50%	Monthly	n.a.
Revolving credit facility— Specialized Export Facility	— million	3.50%	Monthly	60 days after shipment
Revolving credit facility—Equipment Line	1.0 million	3.25%	Monthly	n.a.
Load King debt	2.0 million	3.00% to 6.25%	Monthly	$0.02 million monthly installment payment (includes interest)
Notes payable bank (insurance premiums)	0.1 million	3.70%	Monthly	$0.07 million monthly
Note payable—Terex	0.8 million	6.0%	Quarterly	$0.25 million March 1 ($0.15 million) can be paid in stock
Capital lease—Georgetown facility	3.2 million	12.0%	Monthly	$0.07 million monthly payment includes interest
Capital leases—Winona facility	1.0 million	6.13%	Monthly	$0.025 million monthly payment includes interest
Capital lease—Equipment	1.2 million	5.3% to 5.6%	Monthly	$0.019 million
Borrowings against orders, invoices and letters of credit	5.5 million	2.45 — 3.19%	Monthly	Upon payment of invoice or letter of credit

	$46.3 million

Future availability under credit facilities

As stated above, the Company had cash of $3.3 million and approximately $6.0 million available to borrow under its credit facilities at September 30, 2012.

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

2012

Operating activities consumed $4.0 million of cash for the nine months ended September 30, 2012 comprised of net income of $6.1 million, non-cash items that totaled $4.7 million and changes in assets and liabilities, which consumed $14.8 million. The principal non-cash items are depreciation and amortization of $2.7 million, a decrease in deferred tax assets of $1.8 million and share based compensation of $0.2 million.

The change in assets and liabilities which consumed $14.8 million in cash is principally attributed to the following changes in assets and liabilities: an increase in accounts payable of $11.2 million, accrued expenses of $1.1 million and an increase in other current liabilities of $1.3 million generated cash, and increases in accounts receivable of $9.3 million, inventory of $17.9 million, and prepaid expenses of $1.2 million. The increase in prepaid expense includes increases in prepaid insurance, and advance payments to suppliers.

Investing activities for the nine months ended September 30, 2012 consumed $0.5 million of cash which represents an investment in a several pieces of equipment which was partially offset by proceeds of $0.2 from the sale of several pieces of equipment.

Financing activities generated $7.6 million in cash for the nine months ended September 30, 2012, of which $3.8 million represents the proceeds of July 2012 stock offering. The remaining increase of $3.8 is attributed an increase in debt. The above table detailing changes in our debt total $4.1 million. The $0.3 million difference is an exchange rate difference that occurs as cash flows for foreign subsidiaries are calculated in local currencies and then converted to U.S. dollars. As such, the impact (in U.S. dollars) of change in exchange rates for the Canadian dollar and Euro had on outstanding debt are reflected on the cash flow statement on the line entitled “effect of exchange rate changes on cash” rather than being included in the financing activity section.

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

Financing activities generated $6.5 million in cash for the nine months ended September 30, 2011. Increased borrowings of approximately $8.5 million were partially offset by debt repayments or approximately $2.1 million. The increase in borrowings is attributed to increased borrowings under the Company’s revolving credit facilities of $5.5 million, increases of $1.1 million in working capital borrowing by our Italian subsidiary and borrowings under a new $1.9 million installment note. The proceeds from the installment note were used to purchase the assets that were being rented from CVS SpA in Liquidation.

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

Impact of Recently Issued Accounting Standards

Recent Accounting Guidance Not Yet Adopted

In July 2012, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards Codification (“ASC”) 350, Intangibles — Goodwill and Other. This amendment is intended to reduce the cost and complexity of the annual impairment test for indefinite-lived intangible assets other than goodwill by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. This amendment impacts impairment testing steps only, and therefore adoption will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Item 3—Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4—Controls and Procedures

Disclosure Controls and Procedures

The Company under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2012.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2012 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s credit agreement with Comerica Bank directly restricts the Company’s ability to declare or pay dividends without Comerica’s consent.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publically Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1—July 31, 2012	—	—	—	—
August 1—August 31, 2012	—	—	—	—
September 1—September 30, 2012	—	—	—	—

	—	—	—	—

Item 3—Defaults Upon Senior Securities

None

Item 4—Mine Safety Disclosures

None

Item 5—Other Information

Not applicable.

Item 6—Exhibits

See the Exhibit Index set forth below for a list of exhibits included with this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Amendment No. 1 to Amended and Restated Master Revolving Note dated December 21, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 13, 2012).

10.2	First Amendment to Advance Formula Agreement dated December 23, 2011 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 13, 2012).

10.3

Recertification of Guaranty that reaffirms Manitex International, Inc.’s obligation under it Guaranty dated December 23, 2011 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on August 13, 2012).

10.4

Recertification of Guaranty that reaffirms Manitex, LLC’s obligation under it Guaranty dated December 23, 2011 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on August 13, 2012).

10.5

Amendment No. 10 to Second Amended and Restated Credit Agreement and Amendment to Revolving Credit Note

(incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 1, 2012).

31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description

32.1*	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial information from Manitex International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Income for the three and nine months ended September 30, 2012 and 2011 (ii) Statement of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011 (iii) Balance Sheets as of September 30, 2012 and December 31, 2011, (iv) Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (v) Notes to Unaudited Interim Financial Statements.

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 9, 2012	By:	/s/ DAVID J. LANGEVIN
David J. Langevin Chairman and Chief Executive Officer (Principal Executive Officer)

November 9, 2012	By:	/s/ DAVID H. GRANSEE
David H. Gransee Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)