Form 10-K
period 2012-12-31
Manitex International, Inc.
filed 2013-03-14
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Large Accelerated Filer  ☐  Accelerated Filer  ☒   Non-Accelerated Filer  ☐  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock, no par value (“Common Stock”), held by non-affiliates of the registrant as of June 30, 2012 was approximately $89.8 million based upon the closing price for the Common Stock of $8.40 on the NASDAQ Stock Market on such date.

The number of shares of the registrant’s common stock outstanding as of March 8, 2013 was 12,268,443

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2013 Annual Meeting (the “2013 Proxy Statement”) to be filed with the Commission within 120 days after the end of the fiscal year ended December 31, 2012.

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

Forward-Looking Statements

When reading this section of this Annual Report on Form 10-K, it is important that you also read the financial statements and related notes thereto. This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements and are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, without limitation: (1) projections of revenue, earnings, capital structure and other financial items, (2) statements of our plans and objectives, (3) statements regarding the capabilities and capacities of our business operations, (4) statements of expected future economic conditions and the effect on us and on our customers, (5) expected benefits of our cost reduction measures, and (6) assumptions underlying statements regarding us or our business. Our actual results may differ from information contained in these forward looking-statements for many reasons, including those described below and in the section entitled “Item 1A. Risk Factors”:

(1)	a future substantial deterioration in economic conditions, especially in the United States and Europe;

(2)	our customers’ diminished liquidity and credit availability;

(3)	difficulties in implementing new systems, integrating acquired businesses, managing anticipated growth, and responding to technological change;

(4)	our ability to negotiate extensions of our credit agreements and to obtain additional debt or equity financing when needed.

(5)	the cyclical nature of the markets we operate in;

(6)	increases in interest rates;

(7)	government spending; fluctuations in the construction industry, and capital expenditures in the oil and gas industry;

(8)	the performance of our competitors;

(9)	shortages in supplies and raw materials or the increase in costs of materials;

(10)	our level of indebtedness and our ability to meet financial covenants required by our debt agreements;

(11)	product liability claims, intellectual property claims, and other liabilities;

(12)	the volatility of our stock price;

(13)	future sales of our common stock;

(14)	the willingness of our stockholders and directors to approve mergers, acquisitions, and other business transactions;

(15)	currency transactions (foreign exchange) risks and the risk related to forward currency contracts;

(16)	certain provisions of the Michigan Business Corporation Act and the Company’s Articles of Incorporation, as amended, Amended and Restated Bylaws, and the Company’s Preferred Stock Purchase Rights may discourage or prevent a change in control of the Company;

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

Our Business

The Company is a leading provider of engineered lifting solutions. The Company operates in two business segments: the Lifting Equipment segment and the Equipment Distribution segment. The Company’s predecessor company was formed in 1993 and was purchased in 2003 by Veri-Tek International, Corp., which changed its name to Manitex International, Inc. in 2008.

Lifting Equipment Segment

The Company is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries. Through its Manitex, Inc. subsidiary it markets a comprehensive line of boom trucks and sign cranes. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including, roads, bridges and commercial construction. Its Badger Equipment Company (“Badger”) subsidiary, acquired on July 10, 2009, is a manufacturer of specialized rough terrain cranes and material handling products. Badger primarily serves the needs of the construction, municipality, and railroad industries.

The Company’s Manitex Liftking ULC (“Manitex Liftking” or “Liftking”) subsidiary sells a complete line of rough terrain forklifts, a line of stand-up electric forklifts, cushioned tired forklifts with lifting capacities from 18 thousand to 40 thousand pounds, and special mission oriented vehicles, as well as other specialized carriers, heavy material handling transporters and steel mill equipment. Manitex Liftking’s rough terrain forklifts are used in both commercial and military applications. Specialty mission oriented vehicles and specialized carriers are designed and built to meet the Company’s unique customer needs and requirements. The Company’s specialized lifting equipment has met the particular needs of customers in various industries that include utility, ship building and steel mill industries.

The Company’s Manitex Load King, Inc. (“Load King”) subsidiary manufactures specialized custom trailers and hauling systems typically used for transporting heavy equipment. Load King trailers serve niche markets in the commercial construction, railroad, military, and equipment rental industries through a dealer network.

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

Equipment Distribution Segment

The Company’s Crane and Machinery division is a crane dealer that distributes Terex rough terrain and truck cranes and Manitex boom trucks and sky cranes. This business also supplies repair parts for a wide variety of medium to heavy duty construction equipment sold both domestically and internationally. Recently, the Company has begun on a limited basis to rent cranes or other equipment while the equipment is being held for sale. The crane products are used primarily for infrastructure development and commercial construction; applications include road and bridge construction, general contracting, roofing, and sign construction and maintenance.

In the second quarter of 2010, we expanded our Equipment Distribution segment by creating a new division, North American Equipment Exchange (“NAEE”), to market previously-owned construction and heavy equipment, domestically and internationally. This division provides a wide range of used lifting and construction equipment of various ages and condition, and the Company has the capability to refurbish the equipment to the customers’ specification.

Recent Acquisition

On October 31, 2012, the Company purchased the rights to and designs for a nine ton carry deck crane along with two nine ton carry decks cranes which had already been built. The Company expects to begin to market the nine ton carry deck crane in 2013.

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

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

The following is financial information about our Lifting Equipment and Equipment Distribution segments for the years ending December 31, 2012, 2011 and 2010. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, except corporate expenses are not allocated to segments. The Company evaluates segment performance based upon operating income before corporate expenses. Amounts shown are in thousands of dollars.

(in Thousands)

	AS OF OR FOR THE YEAR ENDED DECEMBER 31,
	2012	2011(1)	2010(1)
Revenues from continuing operations:
Lifting Equipment	$188,792	$130,330	$89,669
Equipment Distribution	17,090	11,986	7,139
Inter-segment Eliminations	(633)	(25)	(933)

Total	$205,249	$142,291	$95,875

Operating income from continuing operations:
Lifting Equipment	$19,870	$11,069	$8,722
Equipment Distribution	202	64	33
Corporate expense	(5,613)	(4,532)	(3,218)

Total	$14,459	$6,601	$5,537

Total assets:
Lifting Equipment	$144,937	$115,211	$99,702
Equipment Distribution	6,374	6,255	5,595
Corporate	193	125	220

Total	$151,504	$121,591	$105,517

(1)	CVS Ferrari, srl was incorporated in June 2010, with an initial capitalization of 10 Euros. Financial results include the results for CVS Ferrari, srl (our Italian Subsidiary) from the date the Company was formed in June 2010. On July 1, 2010, CVS Ferrari, srl entered into an agreement to rent on an exclusive basis certain assets of CVS SpA, while CVS SpA proceeds through the Italian bankruptcy process (concordato preventivo). CVS Ferrari, srl commenced operations in the third quarter of 2010 utilizing the rented assets to manufacture reach stackers and associated lifting equipment for the global container handling market. On July 1, 2011, the Company acquired the assets that were being rented and the rental agreement was terminated.

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

Markets that drive demand for boom trucks include power distribution, oil and gas recovery, infrastructure and new home, commercial and industrial construction. The new home construction market, which uses lower capacity cranes, is probably the most cyclical and is where our market share is the lowest. We believe that oil and gas extraction and power distribution, offer the best chance for long-term growth and are markets where the Manitex subsidiary’s products are well represented.

The Company sells its boom trucks through a network of over forty full service dealers in the United States, Canada, Mexico, South America, and the Middle East. A number of our dealers maintain a rental fleet of their own. Boom trucks can be rented for either short or long-term periods.

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

In 2009, the boom truck industry felt the full effect of the financial crisis. As a result, sales of boom trucks declined to levels below those seen in earlier recessions. In 2009, the Company’s boom truck shipments declined by approximately 50%, which we believe parallels the industry decline in 2009.

In 2010, the Company believes that total industry boom truck units sales did not change significantly from the prior year. There was, however, a modest increase in unit sales of boom trucks with higher lifting capacity and correspondingly higher selling prices. The higher capacity lifting segment is the market segment where Manitex has its largest market share. The Company’s revenues for boom trucks increased approximately 8.5% in 2010, while our unit shipments declined by approximately 17%. A change in product mix (to higher lifting capacity boom trucks) accounts for the increase in 2010 revenues while unit sales decreased.

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

In 2012, the market for boom trucks again showed considerable improvement with total industry unit sales approaching pre-2008 levels. The market dynamics are, however, considerably different than they previously were. Much of the current demand is being driven by niche market sectors, i.e., oil and gas exploration and power line construction. The demand from the general construction market although slowly improving is still not approaching pre-2008 levels. The Company’s boom truck unit sales for 2012 increased by approximately 65% as compared to the prior year. The increase in unit sales reflects the Company’s strategic initiatives which have emphasized the development of boom trucks with higher lifting capacities that target the oil and gas and power line distribution market segments.

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

Rough Terrain Cranes

Our subsidiary, Badger, sells specialized rough terrain cranes through a network of dealers. The Badger product line includes lattice cranes with 20 to 30 ton lifting capacity marketed under the Little Giant trade name, and specialized 15 and 30 ton rough terrain cranes sold under the Badger name. The 30 ton rough terrain crane sold under the Badger name was launched in 2009 and was the first in a new line of specialized high quality rough terrain cranes. During the fourth quarter of 2012, Badger expanded the product line by launching a 15 ton rough terrain crane which is also sold under the Badger name.

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

Badger continues to work on broadening the market for the crane to include non-railroad applications. The Company’s effort to broaden its customer base has been hampered by weak demand from several potential customer bases due to general economic conditions. Nevertheless, Badger has been successful in selling a small number of cranes which are being used in non-railroad applications. Our efforts to expand the customer base are continuing and we expect that in the future significant revenues from non-railroad customers can be generated. These revenues are expected to come from states, municipalities, mining and oil refineries.

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

Military Forklifts

Manitex Liftking military forklifts are used worldwide during both periods of conflict and peace. Manitex Liftking military units are working for national militaries including the United States, Canada, and Britain. The Company’s exported military products (including products sold to the U.S.) are sold through the Canadian Commercial Corporation which has direct contracts with various foreign (outside of Canada) government agencies. The U.S. Department of Defense alone has hundreds of Manitex Liftking vehicles in the Navy, Army and Air Force that they depend on daily. These vehicles range from small shipboard approved forklifts to the biggest articulating, rough-terrain forklift in the world.

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

CVS purchased all the rights and designs to manufacture all the products previously manufactured by the Predecessor Company including reach stackers, empty container handlers, forklift, straddle carriers, and tractors. Although CVS initially concentrated on reach stackers, it was the Company’s plan to reintroduce other products. The process of reintroducing products began in 2011 with the sale of a limited number or terminal tractors. Presently, CVS has successfully reintroduced and is currently selling all the Predecessor Company’s products, except for the straddle carrier. CVS is still in the process of reviewing the straddle carrier product design and functions with the intent of reintroducing the product at a future date.

Historically, a slight majority of the Predecessor Company’s sales were to Italy and other European countries. The Predecessor Company also had a market presence in Africa, South America, the Middle East and the Far East. Historically, the Predecessor Company has had no significant penetration into the North American market. Now that CVS is owned by a U.S. based company, it is actively soliciting business in North America. In 2012, CVS had sales to the Canadian military of approximately $1.9 million. This sale is the first significant sale by CVS in North America. In its traditional markets, CVS competes with several other companies, including three companies that are significantly larger than CVS. In attempting to enter the North American market, CVS will be faced with competition from these competitors and also domestic manufacturers.

The Container handling market is a somewhat cyclical market, which depends in part on general economic conditions but also on the timing of major port construction projects. The financial crisis that began in the later part of 2008 caused a decline in demand for container handling equipment in 2009. The decrease in demand was not nearly as steep as it was for most other types of equipment. The decline was tempered as there are long lead times for major deliveries and a lot of orders for 2009 production had been placed when the crisis began. Additionally, a significant portion of the funding for purchases comes from governments or governmental agencies, which may be less sensitive to general economic conditions. We believe that demand in markets that CVS traditionally serves did not change significantly between 2009 and 2010. We believe that total market demand increased modestly in 2011, but was still below 2008 levels. During 2012, a continuing debt crisis in Western Europe both decreased governmental funding and made obtaining private financing difficult. As a result, the Western European market for CVS type products was severely depressed during 2012. Nevertheless, CVS was able to grow its revenues during the year by increasing sales to other international markets including South Africa, Brazil, South Korea and Russia.

Part Sales

The Lifting Equipment segment supplies repair and replacement parts for all of its products. The parts business margins are higher than our overall margins and accounts from 15% to 20% of our revenues in year. Part sales as a percentage of revenues tend to increase when there is a down-turn in the industry. Part sales as a percentage of revenues is approximately 19% and 20% for the year ended December 31, 2011 and 2010 and declined to 16% for 2012, the result of a substantial increase in revenues related to cranes sales during the year.

Equipment Distribution Segment

The Company established its Equipment Distribution segment in October of 2008 with the acquisition of substantially all the assets of Crane. The Equipment Distribution segment located in Bridgeview, Illinois is a distributor of Terex rough terrain and truck cranes and Manitex boom trucks and sky cranes. The Equipment Distribution segment sells its products predominately to end users, including the rental market. Its products are used primarily for infrastructure development and commercial construction, and applications include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance. The Equipment Distribution segment supplies repair parts for a wide variety of medium to heavy duty construction equipment and sells both domestically and internationally. The segment also provides repair services in the Chicago area.

In the second quarter of 2010, we expanded our Equipment Distribution segment by creating a new division, NAEE, to market previously-owned construction and heavy equipment, domestically and internationally. This division provides a wide range of used lifting and construction equipment of various ages and condition, and the Company has the capability to refurbish the equipment to the customers’ specification

Revenues attributable to the Company’s Equipment Distribution segment were less than 10% of the Company’s total revenues for fiscal years 2012, 2011 and 2010.

Total Company Revenues by Sources

The sources of the Company’s revenues are summarized below:

	2012	2011	2010
Boom trucks	44%	35%	31%
Sign cranes	—	—	1%
Container handling equipment	12%	17%	7%
Rough terrain forklifts	6%	8%	6%
Military forklifts	6%	4%	18%
Rough terrain & truck cranes	4%	6%	9%
Specialized trailers	8%	6%	5%
Used Construction Equipment	4%	5%	3%
Part sales	16%	19%	20%

Total Revenue	100%	100%	100%

In 2012, one customer, Cropac Equipment, Inc., accounted for 10.8% of the Company’s revenue. In 2011, no customer accounted for more than 10% of the Company’s revenue. In 2010, one customer, Canadian Commercial Corp., accounted for 11% of the Company’s revenue.

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

Lead times for our components vary from several weeks to many months. The Company is vulnerable to an interruption of supply in instances when only one supplier has been qualified and qualification and supply source changes can exceed a year. The Company has been working on qualifying secondary sources to assure supply and to reduce costs. The degree to which our supply base can respond to changes in market demand directly affects our ability to increase production and the Company attempts to maintain some additional inventory in order to react to unexpected increases in demand. In 2010, there were no significant shortages of raw materials that adversely affected production. In 2011, our production of boom trucks was at times constrained by a shortage of chassis and to a lesser degree the availability of cylinders, high density steel and other component parts. Delivery of chassis started to improve in the fourth quarter of 2011. During the first part of 2012, supply chain issues at times delayed some of our deliveries. However, we do not believe that availability or lack of component had any significant impact on full year 2012 revenues.

Any future supply chain issues that might impact the Company will in part depend on how fast the rate of growth is for a product as well as the rate of growth in the general economy. Strong general economic growth could put us in competition for parts with other industries. Additionally, events or circumstance at a particular supplier could impact the availability of a necessary component.

Patents and Trademarks

The Company protects its trade names and trademarks through registration. Its technology consists of bill of materials, drawings, plans, vendor sources and specifications and although the Company’s technology has considerable value, it does not generally have patent protection. Competitors will occasionally patent a unique feature, however, the broader technology does not have patent protection. The Company has (on rare occasions) filed for patent protection on a specific feature. In the future, the Company will consider seeking patent protection on any new design features believed to present a significant future benefit.

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

The Company’s boom cranes compete with cranes manufactured by National Crane, Terex, Weldco Beales, Elliott and Altec. The Company’s sky cranes compete with cranes manufactured by Elliott, Wilke, and Radocy. The Company competes with Linamar, Sellick, Harlo, Manitou, Mastercraft, and Load Lifter in selling rough terrain forklifts. The Company competes primarily with Terex and Broderson in selling rough terrain cranes. The Company’s container handling equipment competes with similar equipment sold by Cargotec, Konecranes and Terex. The North American specialty trailer industry is highly fragmented, but our competitors include: Aspen Custom Trailers, Landoll Corporation, Manaca, Inc., and Trail King.

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

Competition for our Equipment Distribution segment’s repair business is even more intense since it is limited geographically due to the necessity of having physical access to the cranes. Most of the above referenced companies also compete in this aspect of the business, as do other types of crane and equipment dealers from nearby areas such as Indiana or Wisconsin.

Parts sales from the Equipment Distribution segment are global in scope and benefit greatly from the Internet and the tenure and expertise of our employees. While competition in this area is extensive, the breadth of the products offered and the segment’s long history in this part of the business is we believe a competitive advantage.

In the second quarter of 2010, we expanded our Equipment Distribution segment by creating new division, NAEE, to market previously-owned construction and heavy equipment, domestic and internationally. This Division provides a wide range of used lifting and construction equipment of various ages and condition, and the Company has the capability to refurbish the equipment to the customers’ specification.

The Equipment Distribution segment competes based on the design, quality, and performance of the products it distributes, price and the supporting repair and part services that it provides. Several competitors have greater financial, marketing, and distribution resources than we do. The Company, however, believes that it effectively competes with its competitors.

Backlog

The backlog at December 31, 2012 was approximately $130.4 million, compared to a backlog of approximately $83.7 million at December 31, 2011. The Company expects to ship product to fulfill its existing backlog within the next twelve months.

Research and Development

The Company spent $2.5 million, $1.6 million and $1.2 million on company-sponsored research and development activities for 2012, 2011 and 2010, respectively.

Geographic Information

The information regarding revenue, the basis for attributing revenue from external customers to individual countries, and long-lived assets is found in “Note 19. Segment Information” to our consolidated financial statements, is hereby incorporated by reference into this Part I, Item 1.

Employees

As of December 31, 2012, the Company had 386 full time employees. The Company has not experienced any work stoppages and anticipates continued good employee relations. Eighty-three of our employees are covered by collective bargaining agreements. Twenty-six of our employees at our Badger subsidiary are represented by International Union, UAW and its local No. 316. The current union contract expires on January 21, 2014. Three employees are currently represented by Automobile Mechanics’ Local 701. The union contract expires on October 1, 2014. The employees represented by the Automobile Mechanics’ Local 701 are mechanics that work in our Equipment Distribution segment. A number of our Equipment Distribution segment’s customers in the Chicago metropolitan area mandate union mechanics usage for any service / repair jobs. Fifty-four employees at Manitex Load King are represented by United Electrical Radio and Machine Workers of America, Local 1187. The current union contract expires on February 5, 2016.

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

Available Information

The Company makes available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished as required by Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through our Internet Website (www.manitexinternational.com) as soon as is reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Information contained in or incorporated into our Internet Website is not incorporated by reference herein.

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

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate, the Canadian prime rate and Italian short-term borrowing rates.

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

As of December 31, 2012, the Company’s total debt was $49.1 million, which includes: revolving term credit facilities, notes payable, and capital lease obligations.

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

The Company relies on key management.

The Company relies on the management and leadership skills of David Langevin, Chairman and Chief Executive Officer. When Mr. Langevin joined the Company, he signed a three year employment agreement with the Company which expired on December 31, 2008. Mr. Langevin’s employment agreement has been extended and now expires on December 31, 2015. Under the employment agreement, Mr. Langevin’s employment term automatically extends for successive periods of three year unless either the Company or Mr. Langevin gives written notice to the other party of non-renewal at least 90 days prior to the end of the then current employment term. The loss of his services could have a significant and negative impact on the Company’s business. In addition, the Company relies on the management and leadership skills of other senior executives. Some of these executives do not have employment or non-compete agreements with the Company. The Company could be harmed by the loss of key personnel in the future.

The Company’s success depends upon the continued protection of its trademarks and the Company may be forced to incur substantial costs to maintain, defend, protect and enforce its intellectual property rights.

The Company’s registered and common law trademarks, as well as certain of the Company’s licensed trademarks, have significant value and are instrumental to the Company’s ability to market its products. The Company’s marks “Manitex” “Liftking” “Badger” and “Load King” are important to the Company’s business as the majority of the Company’s products are sold under those names. The Company has not registered all of its trademarks in the United States nor in the foreign countries where it does business. The Company cannot assure you that third parties will not assert claims against any such intellectual property or that the Company will be able to successfully resolve all such claims. If the Company has to change the names of any of its products, it may experience a loss of goodwill associated with its brand names, customer confusion and a loss of sales.

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

The Company is subject to currency fluctuations.

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

The Company’s principal shareholders, executive officers and directors beneficially own, in the aggregate, more than 30% of the Company’s common stock as of March 1, 2013. As a result, these shareholders, acting together, will be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations, sales and purchases of assets. They also could dictate the management of the Company’s business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent you from receiving a premium in such a transaction.

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

Sales of a large number of shares of the Company’s common stock, or the availability of a large number of shares for sale, could adversely affect the market price of the Company’s common stock and could impair the Company’s ability to raise funds in additional stock offerings. Approximately 12,239,331 the Company’s shares are eligible for sale in the public market, approximately 1,000,000 of which are subject to applicable volume limitations and other restrictions set forth in Rule 144 under the Securities Act.

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

The Company is involved in various legal proceedings, including product liability and workers’ compensation matters which have arisen in the normal course of operations. The Company has product liability insurance with self insurance retention that ranges from fifty thousand to $1 million. Until 2012, all worker compensation claims were fully insured. Beginning in 2012, the Company has a $250 thousand per claim deductible on worker compensation claims and aggregates of $1.0 and $1.2 million for 2012 and 2013 policy years, respectively. Certain cases are at a preliminary stage, and it is not possible to estimate the amount or timing of any cost to the Company. However, the Company does not believe that these contingencies, in the aggregate, will have a material adverse effect on the Company. When it is probable that a loss has been incurred and possible to make a reasonable estimate of the Company’s liability with respect to such matters, a provision is recorded for the amount of such estimate or the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

ITEM 4.	MINING SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Company’s Common Stock

The Company’s common stock is listed on The NASDAQ Capital Market trading under the symbol MNTX. The following table sets forth the high and low sales prices of the common stock for the fiscal periods indicated, as reported on The NASDAQ Capital Market.

Price Range of Common Stock

2012	High	Low
First Quarter	$7.86	$4.08
Second Quarter	10.60	6.79
Third Quarter	9.48	6.32
Fourth Quarter	$7.84	$6.60

2011	High	Low
First Quarter	$6.50	$3.81
Second Quarter	6.76	4.71
Third Quarter	5.55	3.43
Fourth Quarter	$4.95	$3.35

Number of Common Stockholders

As of March 4, 2013, there were 34 record holders of the Company’s common stock.

Dividends

During the fiscal years ended December 31, 2012, 2011 and 2010, the Company did not declare or pay any cash dividends on its common stock and the Company does not intend to pay any cash dividends in the foreseeable future. Furthermore, the terms of our credit facility do not allow us to declare or pay dividends without the prior written consent of the lender.

Performance Graph

The following stock performance graph is intended to show our stock performance compared with that of comparable companies. The stock performance graph shows the change in market value of ten thousand dollars invested in our Common Stock, the Russell 2000 Index and a peer group of comparable companies (“Peer Group”) for the five year period commencing December 31, 2007 through December 31, 2012. The cumulative total stockholder return of the peer group assumes dividends are reinvested. The stockholder return shown on the graph below is not indicative of future performance. The companies in the Peer Group are weighted by market capitalization.

The Peer Group consists of the following companies, which are in similar lines of business to Manitex International Inc. Lindsay Corporation (LNN), Gencor Industries Inc. (GENC), Astec Industries, Inc. (ASTE), Columbus McKinnon Corporation (CMCO) and Alamo Group, Inc. (ALG). The companies in the Peer Group generally have market capitalizations that are significantly greater than the Company’s market capitalization. It was necessary to select companies with higher market capitalizations to find companies with similar lines of business. Our competitors are most often either small privately owned companies with a narrow product line or a segment of a very large company. In selecting our Peer Group, we intentionally excluded the companies that had the largest market capitalization even when their product lines were similar to ours.

CUMULATIVE TOTAL RETURN

Based upon an initial investment of $10,000 on December 31, 2007 with dividends reinvested

	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012
Manitex International, Inc.	$10,000	$1,680	$3,163	$6,343	$6,985	$11,763
Russell 2000 Index	$10,000	$6,455	$8,164	$10,230	$9,672	$11,088
Construction Equipment (5 stocks)	$10,000	$6,689	$6,139	$9,254	$8,887	$11,062

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities during the quarter ended December 31, 2012:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs
October 1 through October 31, 2012	—	—	—	—
November 1 through November 30, 2012	—	—	—	—
December 1 through December 31, 2012	—	—	—	—

Total	—	—	—	—

ITEM 6.	SELECTED FINANCIAL DATA

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

Against the background of the operating losses generated by the Testing & Assembly Equipment segment operations based at Wixom, Michigan, the Company conducted a strategic review of these operations. On March 29, 2007, our Board of Directors approved a plan to sell our Testing & Assembly Equipment segment’s operating assets. As a result, our Testing & Assembly Equipment segment has been accounted for as a discontinued operation starting with the first quarter of 2007 until its disposition. On July 5, 2007, the Company entered into an Asset Purchase Agreement with EuroMaint Industry, Inc., a Delaware corporation (“EuroMaint”). Under the terms of the Asset Purchase Agreement, the Company agreed to sell and EuroMaint agreed to purchase certain assets of the Company used in connection with the Company’s diesel engine testing equipment business. This transaction was completed on August 1, 2007. As of August 31, 2007, all operations of the Company’s Testing & Assembly Equipment segment had ceased. The below financial data for 2008 presents the former Testing & Assembly Equipment segment as a discontinued operation.

(In 000’s except share information)

	2012	2011	2010	2009	2008 (1)
Continuing operations:
Revenues	$205,249	$142,291	$95,875	$55,887	$106,341
Operating income from continuing operations	14,459	6,601	5,537	3,344	3,408
Income from continuing operations before income taxes	11,898	4,213	3,135	1,542	1,392
Provision (benefit) for taxes on income	3,821	1,433	1,026	(2,097)	(407)
Net income from continuing operations	8,077	2,780	2,109	3,639	1,799
Discontinued operations:
Income from discontinued operations, net	—	—	—	—	199
Gain on sale or closure of discontinued operations, net of income tax	—	—	—	—	200
Net income	$8,077	$2,780	$2,109	$3,639	$2,198
Basic earnings per share:
Income from continuing operations	$0.68	$0.24	$0.19	$0.33	$0.18
Income from discontinued operations, net of income taxes	$—	$—	$—	$—	$0.02
Gain on sales or closure of discontinued operations, net of income taxes	$—	$—	$—	$—	$0.02
Net income	$0.68	$0.24	$0.19	$0.33	$0.22
Diluted income per share:
Income from continuing operations	$0.68	$0.24	$0.19	$0.33	$0.17
Income from discontinued operations, net of income taxes	$—	$—	$—	$—	$0.02
Gain on sales or closure of discontinued operations, net of income taxes	$—	$—	$—	$—	$0.02
Net income	$0.68	$0.24	$0.19	$0.33	$0.21
Shares used to calculate earnings per share:
Basic	11,948,356	11,441,914	11,362,361	10,957,646	10,071,585
Diluted	11,957,458	11,548,158	11,380,966	10,965,444	10,375,062
Total assets:
Continuing operations	$151,504	$121,591	$105,517	$94,685	$86,228
Discontinued operations	—	—	—	—	—
Total assets	$151,504	$121,591	$105,517	$94,685	$86,228
Total debt:
Continuing operations	$49,138	$42,227	$34,019	$33,511	$28,061
Discontinued operations	—	—	—	—	—
Total debt	$49,138	$42,227	$34,019	$33,511	$28,061
Total shareholders’ equity	$59,533	$46,794	$43,274	$40,428	$35,014

(1)	The financial data for the years 2008 presents the former Testing & Assembly Equipment segment as a discontinued operation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Through its Manitex, Inc. subsidiary it markets a comprehensive line of boom trucks and sign cranes. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including, roads, bridges and commercial construction. Its Badger Equipment Company (“Badger”) subsidiaryis a manufacturer of specialized rough terrain cranes and material handling products. Badger primarily serves the needs of the construction, municipality, and railroad industries.

The Company’s Manitex Liftking ULC (“Manitex Liftking” or “Liftking”) subsidiary sells a complete line of rough terrain forklifts, a line of stand-up electric forklifts, cushioned tired forklifts with lifting capacities from 18 thousand to 40 thousand pounds, and special mission oriented vehicles, as well as other specialized carriers, heavy material handling transporters and steel mill equipment. Manitex Liftking’s rough terrain forklifts are used in both commercial and military applications. Specialty mission oriented vehicles and specialized carriers are designed and built to meet the Company’s unique customer needs and requirements. The Company’s specialized lifting equipment has met the particular needs of customers in various industries that include utility, ship building and steel mill industries.

The Company’s Manitex Load King, Inc. (“Load King”)subsidiary manufactures specialized custom trailers and hauling systems typically used for transporting heavy equipment. Load King Trailers serve niche markets in the commercial construction, railroad, military, and equipment rental industries through a dealer network.

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

Equipment Distribution Segment

The Company Crane and Machinery division is crane dealer that distributes Terex rough terrain and truck cranes and Manitex boom trucks and sky cranes. This business supplies repair parts for a wide variety of medium to heavy duty construction equipment sold both domestically and internationally. The crane products are used primarily for infrastructure development and commercial construction; applications include road and bridge construction, general contracting, roofing, and sign construction and maintenance.

In the second quarter of 2010, we expanded our Equipment Distribution segment by creating a new division, North American Equipment Exchange (“NAEE”) to market previously-owned construction and heavy equipment, domestically and internationally. This division provides a wide range of used lifting and construction equipment of various ages and condition, and the Company has the capability to refurbish the equipment to the customers’ specification

Economic Conditions

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

The overall market for construction equipment has improved but has not returned to pre-2008 levels. Certain market segments, particularly the North American energy sector, is currently very strong. As result, we have seen a significant increase in orders for our higher capacity boom trucks and specialized trailers. As of December 31, 2012, our backlog of $130 million represents increases of 56% and 227% respectively when December 31, 2012 backlog is compared to December 31, 2011 and December 31, 2010 backlogs. As a result, we have taken actions to selectively increase production capacity, including hiring additional manufacturing employees at certain of our facilities. Additionally, our suppliers have increased capacity to meet the increased demand. As a result, the

Company’s production volumes and revenues have increased consistently during 2012 and our backlog has decreased from its peak of $150 million at June 30, 2012 to a current backlog of $130 million. There, however, is still significant uncertainty, in part due to the European sovereign debt crisis and an uncertain outlook for the US economy and other global markets. Nevertheless, the Company expects continued revenue growth in 2013.

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

The following table sets forth certain financial data for the three years ended December 31, 2012, 2011, and 2010:

Results of Consolidated Operations

MANITEX INTERNATIONAL, INC.

(Thousands of Dollars, except share data)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net revenues	$205,249	$142,291	$95,875
Cost of sales	164,785	113,041	72,541

Gross profit	40,464	29,250	23,334
Operating expenses
Research and development costs	2,457	1,571	1,173
Selling, general and administrative expense	23,548	19,895	16,624
Legal settlement (at net present value)	—	1,183	—

Total operating expenses	26,005	22,649	17,797

Operating income	14,459	6,601	5,537
Other income (expense)
Interest expense	(2,457)	(2,540)	(2,450)
Foreign currency transaction gains (loss)	(110)	49	(65)
Other income (expense)	6	103	113

Total other expense	(2,561)	(2,388)	(2,402)

Income before income taxes	11,898	4,213	3,135
Provision for taxes on income	3,821	1,433	1,026

Net income	$8,077	$2,780	$2,109

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

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

Net income

For the year ended December 31, 2012, net income was $8.1 million, which consists of revenue of $205.2 million, cost of sales of $164.8 million, research and development costs of $2.5 million, SG&A costs of $23.5 million, interest expense of $2.5 million, foreign currency transaction loss of $0.1 million and income tax expense of $3.8 million.

For the year ended December 31, 2011, net income was $2.8 million, which consists of revenue of $142.3 million, cost of sales of $113.0 million, research and development costs of $1.6 million, SG&A costs of $19.9 million, legal settlement of $1.2 million, interest expense of $2.5 million, other income of $0.1 million and income tax expense of $1.4 million.

Net revenue and gross profit—For the year ended December 31, 2012 net revenue and gross profit were $205.2 million and $40.5 million, respectively. Gross profit as a percent of sales was 19.7% for the year ended December 31, 2012. For the year ended December 31, 2011, net revenue and gross profit were $142.3 million and $29.2 million, respectively. Gross profit as a percent of sales was 20.6% for the year ended December 31, 2011.

Approximately seventy percent of the increase in revenues is attributed to an increase in the sale of boom trucks. The other product lines, which are not as large as our boom truck product line, account for the remaining thirty percent increase in revenues and they all contributed to the increase in revenue. Their contributions varied from product line to product line ranging from two to twelve percent of the total increase in year over year revenues. The Company is continuing to see a modest but sustained improvement in the overall market for construction equipment, which contributed to the year over year growth in revenues. The much more significant factor, however, is the strong demand from niche markets particularly those related to oil and gas extraction and power line distribution. The increase in revenues reflect the Company’s strategic initiatives which have emphasized the development of boom trucks with higher lifting capacities and specialized trailers that target the oil and gas and power line distribution market segments.

Gross profit as a percent of net revenues decreased 0.9% to 19.7% for the year ended December 31, 2012 from 20.6% for the comparable 2011 period. The decrease in gross profit of 0.9% between years is attributed to a number of different factors, the most significant of which is a change in product mix. Although part sales grew, the growth rate for part sales is not near the rate of growth for unit sales. As a result part sales as a percent of total sales decreased to 16% from 19%. As the gross profit percent on part sales is significantly higher than unit sales, it had the effect of reducing overall gross profit percent by approximately 1%. The gross profit percent (excluding the effect of part sales) for boom trucks product line, which has the highest gross profit percent of any our product lines, showed a slight improvement between years. As the sale of boom trucks increased as a percent of total revenues, it had the effect of increasing the Company’s overall gross profit percent. This favorable effect was, however, offset by an erosion of gross profit percent for the other product lines and a change in product mix. A number of different factors and circumstances had an effect on the gross profit percent for the other product lines. For example, the gross margin percent for distributed products (Equipment Distribution segment) decreased as several Terex cranes purchased in 2009 which were still in our inventory were sold during 2012 at a slight loss. In 2012, the sale of tractors, a product with a lower gross profit percent, increased and resulted in an decrease in the gross profit percent for the port handling equipment product line.

Research and development—Research and development for the year ended December 31, 2012 was $2.5 million compared to $1.6 million for the comparable period in 2011. The increase in research and development expense reflects our continued commitment to develop and introduce new products that gives the Company a competitive advantage.

Selling, general and administrative expense—Selling, general and administrative expense for the year ended December 31, 2012 was $23.5 million compared to $19.9 million for the comparable period in 2011. Selling, general and administrative expense for the year ended December 31, 2011 includes approximately $0.5 million to attend the 2011 Con Expo trade show, which is held every three years. Selling, general and administrative expenses for the year ended December 31, 2012 was 11.5% of revenues a decrease from the comparable period in 2011. Selling general and administrative expense as a percent of revenue for year ended December 31, 2011 was 14.0% or 13.6% if adjusted to eliminate the cost associated with attending Con Expo.

The increase in selling, general and administrative expense after adjusting for the non-recurring Con Expo expenses is approximately $4.2 million. Slightly less than 60% of increase is related to an increase in selling expenses which reflects an expansion of our sales organization along with increases in commissions and other selling expense that increase with an increase in revenue. Another 30% of the increase is related to an increase in employee related costs, associated with additional staff, an increase in performance based compensations and merit increases. The remaining increase is attributed to several other factors including increase in audit fees related to our auditor opining on internal controls and an increase in travel expenses.

Legal settlement (at net present value)

The results for 2011 included a non-recurring charge of $1.2 million recorded in connection with the settlement of two product liability cases. This charge was unusual as it was not covered by insurance. The Company is not aware of any other similar potential liabilities at the present time and has secured insurance coverage to explicitly cover such future instances, mitigating future business risks.

For additional details concerning the nature of the 2011 charge see the section below entitled “Legal settlement (at net present value)” under the heading “Year Ended December 31, 2011 Compared to Year Ended December 31, 2010”.

Operating income—The Company, had operating income of $14.5 million and $6.6 million for the years ended December 31, 2012 and 2011, respectively. The increase in operating income is due to an increase in gross profit of $11.2 million offset by $3.4 million increase in operating expenses. An increase in revenues accounts for the increase in gross profit as the gross profit percent decreased 0.9% between 2012 and 2011. The increase in operating expenses is related to increases in research and development and selling, general and administrative expenses. Additionally, there is a favorable impact on the variance between operating expenses for 2012 and 2011, as 2011 included a non-recurring expense related the settlement of two product liability cases. This charge was unusual as it was not covered by insurance. The Company is not aware of any other similar potential liabilities at the present time and has secured insurance coverage to explicitly cover such future instances, mitigating future business risks.

Interest expense—Interest expense was $2.5 million and $2.5 million for the years ended December 31, 2012 and 2011, respectively. Interest expense did not change significantly as the effect of an increase in overall debt was offset by an decrease in the average interest rate. The increase in debt is the result of an increase in the amount outstanding on revolving credit facilities and working capital lines offset by significant retirement of term debt. The interest rate on our revolving credit facilities are much lower than the term debt that was retired during the year.

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

For the year ended December 31, 2012, the Company had a foreign currency loss of $0.1 million as compared to a $0.05 million foreign currency gain for the year ended December 31, 2011. The aforementioned foreign currency gains and losses are net of forward currency contracts gains and losses.

Income tax—Income tax expense was $3.8 million and $1.4 million for the year ended December 31, 2012 and 2011, respectively. The increase in income tax is attributed to an increase in pre-tax income, as the Company’s effective rate decreased to 32.1% for 2012 from 34.0% the effective tax rate for 2011. The decrease in the effective tax is primarily the result of being able to record a deduction in connection with the American Jobs Creation Act of 2004 (which affords a taxpayer a deduction for 9% of qualifying production activities income) and a remeasurement of the Texas Margin Credit. In prior years, the Company was not able to recognize a benefit under American Jobs Creation Act of 2004 as it had unutilized net operating loss carryforwards.

Net income—Net income for the year ended December 31, 2012 was $8.1 million. This compares with a net income for the year ended December 31, 2010 of $2.8 million.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Financial results include the results for CVS Ferrari, srl (our Italian Subsidiary) from the date the Company was formed in June 2010. In the third quarter of 2010 using assets rented under a rental agreement with the Predecessor Company, CVS commenced manufacturing reach stackers and associated lifting equipment for the global container handling market. On July 1, 2011, the Company purchased the assets previously being rented and the rental agreement was terminated. Beginning on July 1, 2011, CVS results include amortization and depreciation related to intangible assets and manufacturing equipment that was purchased on that date.

Net income

For the year ended December 31, 2011, net income was $2.8 million, which consists of revenue of $142.3 million, cost of sales of $113.0 million, research and development costs of $1.6 million, SG&A costs of $19.9 million, legal settlement of $1.2 million, interest expense of $2.5 million, other income of $0.1 million and income tax expense of $1.4 million.

The legal settlement (at net present value) referred to above was recorded as a result of the recent Fifth Circuit appeals court ruling reversing the earlier District Courts ruling in the Company’s favor. The amount recorded, represents the net present value of twenty annual payments of ninety-five thousand dollars as provided for in a May 5, 2011 contingent settlement for two product liability suits related to an accident that occurred in 2006. Under the settlement agreement, the Company only became liable when it was ultimately determined that there is no duty on the part of the liability insurance carriers to defend the Company.

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

For the year ended December 31, 2010, net income was $2.1 million, which consists of revenue of $95.9 million, cost of sales of $72.5 million, research and development costs of $1.2 million, SG&A costs of $16.6 million, interest expense of $2.4 million, foreign currency transaction loss of $0.1 million and income tax expense of $1.0 million.

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

Selling, general and administrative expense—Selling, general and administrative expense for the year ended December 31, 2011 was $19.9 million compared to $16.6 million for the comparable period in 2010. Approximately 65% of the increase is related to increased selling, general and administrative expenses at CVS and NAEE, attributed to the fact NAEE and CVS only began operating in June and July 2010, respectively. As such these operations had essentially no selling, general and administrative expenses for six months ended June 30, 2010 and CVS had only had limited expenses for the three months ended September 30, 2010, as CVS was still in a start-up mode during the third quarter of 2010.

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

The legal settlement (at net present value) was recorded as a result of the a Fifth Circuit appeals court ruling reversing the earlier District Courts ruling in the Company’s favor. The amount recorded, represents the net present value of twenty annual payments of ninety-five thousand dollars as provided for in an earlier contingent settlement for two product liability suits related to an accident that occurred in 2006. Under the settlement agreement, the Company only became liable when it was ultimately determined that there was no duty on the part of the liability insurance carriers to defend the Company.

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

SEGMENT INFORMATION

Lifting Equipment Segment

	2012	2011	2010 (1)
Net revenues	$188,792	$130,330	$89,669
Operating income	19,870	11,069	8,722
Operating margin	10.5%	8.5%	9.7%

(1)	CVS operating results are included since commencement of operations which occurred in the third quarter of 2010.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net Revenues—Net revenues increased $58.5 million to $188.8 million for the year ended December 31, 2012 from $130.3 million for the comparable period in 2011.

Approximately seventy-five percent of the increase in revenues is attributed to an increase in the sale of boom trucks. The other product lines, which are not as large as our boom truck product line, account for the remaining twenty-five percent increase in revenues and they all contributed to the increase in revenue. The Company is continuing to see a modest but sustained improvement in the overall market for construction equipment, which contributed to the year over year growth in revenues. The much more significant factor, however, is the strong demand from niche markets particularly those related to oil and gas extraction and power line distribution. The increase in revenues reflect the Company’s strategic initiatives which have emphasized the development of boom trucks with higher lifting capacities and specialized trailers that target the oil and gas and power line distribution market segments.

Operating Income and Operating Margins—Operating income of $19.9 million for the year ended December 31, 2012 was equivalent to 10.5% of net revenues compared to an operating income of $11.1 million for the year ended December 31, 2011 or 8.5% of net revenues. The increase in operating income is attributed to an $11.0 million increase in gross profit.

The Segment had operating income of $19.9 million and $11.1 million for the years ended December 31, 2012 and 2011, respectively. The increase in operating income is due to an increase in gross profit of $11.0 million offset by $2.2 million increase in operating expenses.

The increase in gross profit is entirely due to an increase in revenues as the gross profit percent decrease modestly between 2011 and 2012. The decrease in margin percent is principally attributed to the fact that part sales, which have substantially higher margins, decreased significantly as a percent of total revenues. Part sales revenues, however, were approximately 24% above the prior year.

Operating expenses increased by $2.2 million from 2011 to 2012. Included in 2011 operating expenses is an unusual non-recurring charge of $1.2 million to recognize a liability for a legal settlement. Operating expense excluding the impact of the non-recurring charge increased by $3.4 million. The increase in operating expenses is attributed to increases of $0.9 million and $2.5 million in research and development and selling and general administrative expenses, respectively. The increase in research and development expense reflects our continued commitment to develop and introduce new products that gives the Company a competitive advantage. Approximately, 75% of increase in selling general and administrative expenses is related to increase selling expenses, which reflects an expansion of our sales organization along with increases in commissions and other selling expense that increase with an increase in revenue. The remaining 25% is the net impact of other increases and decreases. The net other increase is principally related to an increase in employee related costs, associated with additional staff, an increase in performance based compensations and merit increases.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net Revenues—Net revenues increased $40.7 million to $130.3 million for the year ended December 31, 2011 from $89.7 million for the comparable period in 2010. Approximately 50% of the increase in revenues is attributed to increased revenues at CVS, a unit that commenced operations mid-year 2010. The remaining 50% increase in revenues is principally attributed to increased revenues for our boom trucks. The increase in boom truck sales is largely due to strength in the energy and power distribution market segments, both domestically and in certain international markets. A substantial portion of the significant decrease in military revenues at Liftking operation was offset by an increase in lower margin commercial business and by increased sales of Load King specialized trailers.

Operating Income and Operating Margins—Operating income of $11.1 million for the year ended December 31, 2011 was equivalent to 8.5% of net revenues compared to an operating income of $8.7 million for the year ended December 31, 2010 or 9.7% of net revenues. The increase in operating income is attributed to a $5.7 million increase in gross profit which was partially offset by an increase in operating expenses of $3.3 million.

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

Included in 2011 operating expenses is an unusual charge of $1.2 million to recognize a liability for a legal settlement. This charge had the effect of decreasing operating income as percent of revenues by approximately 1%. Without this unusual charge operating income as a percent of revenues would have been 9.4% or a decrease of 0.3% from the prior year. The effect of the decrease in the gross margin percent and an increased operating expenses (excluding the legal settlement) of 16% were more than offset by a 45% increase in revenue.

Equipment Distribution Segment

	2012	2011	2010
Net revenues	$17,090	$11,986	$7,139
Operating income	202	64	33
Operating margin	1.2%	0.5%	0.5%

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net revenues—The Equipment Distribution segment net revenue increased $5.1 million to $17.1 million for the year ended December 31, 2012 from $12.0 million in the prior year. Approximately 60% of the increase is related to an increase in new crane sales. The remaining 40% is attributed principally to an increase in used equipment sales. The increase in both new cranes and used equipment is attributed an improvement in market conditions and an internal commitment to expand this operation.

Operating Income (loss) and Operating Margins—Operating income of $0.2 million for the year ended December 31, 2012 was equivalent to 1.2% of net revenues and compares to operating income of $0.06 million for the year ended December 31, 2011 or 0.5% of net revenues. The increase in operating income is due to an increase in revenues from 2011 to 2012. The additional gross profit generated by an increase in revenues offset the effect of a decrease in the gross margin percent. The decrease in the gross percent is primarily related to the sales of several Terex cranes purchased in 2009 which were still in our inventory until they were sold during 2012 and a decrease in the percent of total revenues which were related to part sales. The sales of the 2009 cranes increased revenues but decreased the gross margin percent as they were sold at a slight loss. The gross margin percent for part sales is substantially higher than gross margin percent for equipment sales. Although part sales in dollars were comparable between years, part sales as a percent of total revenues decreased significantly, the effect of which would be a decrease in the overall gross profit percent.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net revenues—The Equipment Distribution segment net revenue increased $4.8 million to $12.0 million for the year ended December 31, 2011 from $7.1 million in the prior year. Approximately 75% of the increase is related to the sale of used construction equipment. As mentioned earlier, we expanded our Equipment Distribution segment in the second quarter of 2010 by creating a new division, North American Equipment Exchange (“NAEE”), to market previously-owned construction and heavy equipment, domestic and internationally. This division provides a wide range of used lifting and construction equipment of various ages and condition, and the Company has the capability to refurbish the equipment to the customers’ specification. The balance of the increase is due to increased rental income, part sales and service income.

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

Liquidity and Capital Resources

Cash and cash equivalents were $1.9 million and $0.1 million at December 31, 2012 and December 31, 2011, respectively. As of December 31, 2012, the Company had approximately $7.8 million available to borrow under its credit facilities.

The Company needs cash to meet its working capital needs as the business grows, to acquire capital equipment, and to fund acquisitions and debt repayment. During 2012, the Company utilized all net operating carryforwards that were available. As consequence, going forward the Company will be required to tax payments based on current earnings, which may be substantial.

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

Stock offering

On July 17, 2012, the Company issued 500,000 shares of the Company’s common stock, which was issued pursuant to a prospectus supplement and a prospectus, which is part of a registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission on August 23, 2011. The net proceeds for the stock offering of $3.8 million were to retire outstanding term debt. See Note 21 in the Consolidated Financial Statements for additional details.

Outstanding borrowings and required payments

The following is a summary of our outstanding borrowings at December 31, 2012

	Outstanding Balance	Interest Rate	Interest Paid	Principal Payment
Revolving term credit facility	$25.9 million	3.25%	Monthly	n.a.
Revolving Canadian term credit facility	7.4 million	3.50%	Monthly	n.a.
Revolving term credit facility—Equipment Line	1.0 million	3.25%	Monthly	n.a.
Specialized export facility	0.9 million	3.50%	Periodic	5 days after receipt of customer payment
Load King bank debt	1.2 million	6%/6.25%	Monthly	$0.011 million monthly including interest
Load King debt (SD Board of Economic Development	0.8 million	3.00%	Monthly	$0.005 million monthly
				including interest
Note payable—Terex	0.8 million	6.00%	Quarterly	$0.25 million March 1, 2014, 2015 and 2016 ($0.15 million can be paid in stock)
Capital lease—cranes for sale	1.0 million	6.25%	Monthly	Over 36 or 60 months
Capital lease—Georgetown facility	3.1 million	12.00%	Monthly	$0.07 million monthly
				payment includes interest
Capital leases —Winona facility	0.9 million	6.13%	Monthly	$0.025 million monthly
				payment includes interest
CVS short-term working capital borrowings	6.1 million	2.09 to 5.19%	Monthly	Upon payment of invoice

	$49.1 million

The debt matures at various points in time. See Note 13 to the financial statements for additional details.

Change in outstanding debt

In 2012, existing debt (including lines of credit, capital lease obligations and the current portion of notes payable and capital lease obligations) increased $6.9 million dollars to $49.1 million from $42.2 million at December 31, 2011. The increase in debt is principally attributed to increases in our revolving credit facilities and CVS working capital borrowings, which were increased to support our substantial increase in revenues and a new capital lease for to purchase equipment which was partially offset by repayments of other debt.

Our debt increased by approximately $6.9 million. The following is a summary of changes in debt:

	Increase/ (decrease)
Revolving term credit facility	$6.8	Million
Revolving Canadian term credit facility	1.7	Million
Special export facility	0.9	Million
Revolving term credit facility—Equipment line	—	Million
Installment note	(0.9)	Million
Badger acquisition note	(1.5)	Million
Load King bank debt	(0.1)	Million
Load King SD Board of Economic Development	(0.1)	Million
Capital leases—buildings	(0.6)	Million
Capital leases—equipment	1.0	Million
Floor plan	(1.2)	Million
Note payable—Terex	(0.5)	Million
CVS acquisition debt	(2.9)	Million
CVS working capital borrowings	4.3	Million

	$6.9	Million

2012

Operating activities consumed $6.5 million of cash for the year ended December 31, 2012, and is comprised of net earnings of $8.1 million, and non-cash items of $4.0 million offset by an increase in working capital of $18.5 million. The following are the principal non-cash items: depreciation and amortization of $3.5 million, a decrease in net deferred tax assets of $0.2 million, an increase in the reserve for uncertain tax positions of $0.2 million and stock based deferred compensation of $0.2 million offset by a gain on the disposal of assets of $0.1 million. The increase in working capital is principally due to increases in accounts receivable and inventory, of $12.1 million and $17.2 million, respectively offset by decrease in prepaid expenses of $0.1 million and increases in accounts payables, accrued expenses and other current liabilities of $6.7 million, $2.8 million and $1.2 million, respectively. The increase in accounts receivable, inventory and accounts payable are due to an increase in revenues. The increase in accrued expense is principally attributed to increases in the accruals for income taxes payable of $1.1 million, payroll and commissions of $0.6 million, and performance based compensation of $0.8 million, respectively. The increase in other current liabilities is due to an increase in advance payment received from customers.

Cash flows related to investing activities consumed $1.3 million of cash for the year ended December 31, 2012 . The Company expended $1.1 million to purchases capital equipment offset by $0.2 million generated from the sales of equipment. Additionally, the Company spent $0.3 million to purchase the rights and designs for a nine ton carry deck crane. The $1.1 million spent to purchase capital equipment is the total of numerous purchases for various operations. No single item in itself was particularly significant.

Financing activities generated $9.3 million in cash for the year ended December 31, 2012. The above table shows a net increase in outstanding debt of $6.9 million. This amount, however, includes approximately $1.2 million related to new capital leases and is non-cash item that is excluded from cash flow from financing activities. Additionally, the Company received proceeds of approximately $3.8 million in connection with the issuance of 500,000 shares of its common stock in offering pursuant to a shelf registration statement. The remaining difference of $(0.2) million is principally due to the effect of exchange rates on our foreign debt.

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

Financing activities generated $7.0 million in cash for the year ended December 31, 2011. The funds provide from financing activities are principally related to increases in borrowing on our revolving credit facilities and an increase in CVS’s short-term working capital borrowings. Additional new borrowing and proceeds from the exercise of warrants were largely offset by other debt principal payment and capital lease payments. New borrowings include approximately$1.9 million borrowed to acquire the CVS rental assets, $2.2 million borrowed to refinance the Load King acquisition debt and $0.5 million to finance insurance premiums.

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

Off Balance Sheet Arrangements

Comerica has issued a $0.425 million standby letter of credit in favor of an insurance carrier to secure obligations which may arise in connection with future deductibles payments that may be incurred under the Company’s workman compensation insurance policies.

Additionally, various Italian banks have issued performance bonds which total €542 ($715) which are also guaranteed by the Company.

Contractrual Obligations

The following is a schedule as of December 31, 2012 of our long-term contractual commitments, future minimum lease payments under non-cancelable operating lease arrangements and other long-term obligations.

(in thousands)

	Payments due by period
	Total	2013	2014- 2015	2016- 2017	Thereafter
Revolving term credit facilities	$35,232	$875	$34,357	$—	$—
CVS working capital borrowing	6,110	6,110	—	—	—
Term loans	2,755	107	732	1,157	759
Operating lease obligations	4,485	1,372	2,155	958	—
Capital lease obligations (3)	6,816	1,589	3,089	1,843	295
Consulting agreements	124	124
Legal Settlement (See Note 24) (3)	1,805	95	190	190	1,330
Purchase obligations (1)	37,036	37,036	—	—	—

Total	$94,363	$47,308	$40,523	$4,148	$2,384

(1)	Except for a very insignificant amount, purchase obligations are for inventory items. Purchase obligations not for inventory would include research and development materials, supplies and services.
(2)	At December 31, 2012, the Company had unrecognized tax benefits of $335 thousand for which the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective tax authority. Thus, these liabilities have not been included in the contractual obligations table. See footnote 15.
(3)	Capital lease obligations and legal settlement include imputed interest.

Related Party Transactions

For a description of the Company’s related party transactions, please see Note 24 to the Company’s consolidated financial statements entitled “Transactions between the Company and Related Parties.”

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

Revenue Recognition. For products shipped FOB destination, sales are recognized when the product reaches its FOB destination, or when the services are rendered, which represents the point when the risks and rewards of ownership are transferred to the customer. For products shipped FOB shipping point, revenue is recognized when the product is shipped, as this is the point when title and risk of loss pass from us to the customers.

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

Under ASU 2011-08, entities are provided with the option of first performing a qualitative assessment on none, some, or all of its reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value a quantitative analysis is required. In 2011, the Company determined on a qualitative basis, that it was not more likely than not that the fair value of the reporting units were less than its carrying value and the quantitative two-step process was not performed. In 2012, it was also determined on a qualitative basis, that it was not more likely than not that the fair value of the Lifting Equipment Segment was less than its carrying value, as such the quantitative two-step process was not performed for the Lifting Equipment Segment.

The quantitative goodwill impairment analysis is a two-step process. The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill.

The Company performed Step one quantitative testing for its Equipment Distribution Segment in 2012. In 2010 the Company performed Step one quantitative testing for both of the Lifting Equipment and Equipment distribution segments. The aforementioned mentioned Step one quantitative tests did not indicate impairment. During the first step, the Company evaluates goodwill for impairment using a business valuation method, which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer. The market approach was also considered in evaluating the potential for impairment by calculating fair value based on multiples of earnings before interest, taxes, depreciation and amortization (EBITDA) of comparable, publicly traded companies. This analysis also did not indicate impairment. Moreover, the Company also observed implied EBITDA multiples from relatively recent merger and acquisition activity in the industry, which was used to test the reasonableness of the results.

The Company did not have any impairment for the years ended December 31, 2012, 2011 and 2010.

Impairment of Long Lived Assets.—The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value. Future cash flow projections include assumptions for future sales levels, the impact of cost reduction programs, and the level of working capital needed to support each business. The amount of any impairment then recognized would be calculated as the difference between the estimated fair value and the carrying value of the asset. The Company did not have any impairment for the years ended December 31, 2012, 2011 and 2010.

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

Income Taxes. The Company accounts for income taxes under the provisions of ASC 740 “ Income Taxes,” which requires recognition of income taxes based on amounts payable with respect to the current year and the effects of deferred taxes for the expected future tax consequences of events that have been included in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities, as well as for operating losses and tax credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not a tax benefit will not be realized.

ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss carryforwards. In 2010, the Company determined that a valuation allowance was no longer required as all of the Company’s deferred tax assets were realizable on a more likely than not basis. See Note 15, Income Taxes, for further details.

Recently Adopted Accounting Guidance

In June 2011, the FASB issued ASU 2011-05—Presentation of Comprehensive Income (“ASU 2011-05”), requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. For public companies, ASU 2011-05 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2011, with earlier adoption permitted. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which defers certain aspects of ASU 2011-05 related to the presentation of reclassification adjustment.

On January 1, 2012, the Company adopted the provisions of ASU 2011-05 that were not deferred by ASU 2011-12. Accordingly, the Company’s financial statements include a “Consolidated Statements of Comprehensive Income” which immediately follows the Company’s Consolidated Statements of Income.

In July 2012, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other. This amendment is intended to reduce the cost and complexity of the annual impairment test for indefinite-lived intangible assets other than goodwill by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company elected to early adopt this guidance on October 1, 2012. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks that exist as part of our ongoing business operations and the Company’s use of derivative financial instruments, where appropriate, to manage our foreign change risks. As a matter of policy, the Company does not engage in trading or speculative transactions. For further information on accounting policies related to derivative financial instruments, refer to Note 6 – “Derivative Financial Instruments” in our Consolidated Financial Statements.

Foreign Exchange Risk

The Company is exposed to fluctuations in foreign currency cash flows related to third-party purchases and sales, intercompany product shipments and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollar when compared to functional currencies of our major foreign subsidiaries, which include the Euro and the Canadian dollar. The Company assesses foreign currency risk based on transactional cash flows, identifies naturally offsetting positions and purchases hedging instruments to partially offset anticipated exposures. At December 31, 2012, the Company had foreign exchange contracts with a notional value of $3.7 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was a gain $0.1 million at December 31, 2012.

At December 31, 2012, the Company performed a sensitivity analysis on the effect that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating income. Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to currencies outside the U.S. by 10% to amounts already incorporated in the financial statements for the year ended December 31, 2012 would have had less than $0.1 million impact on the translation effect of foreign currency exchange rate changes already included in our reported operating income for the period.

Interest Rate Risk

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate, the Canadian prime rate and EURIBOR. At December 31, 2012, the Company had approximately $42.5 million of variable interest debt with average weighted average interest rate at year end of approximately 3.3%.

At December 31, 2012, the Company performed a sensitivity analysis to determine the impact that in increase in interest rates would have. Based on this sensitivity analysis, the Company has determined that an increase of 10% in our average floating interest rates at December 31, 2012 would increase interest expense by approximately $0.1 million.

Commodities Risk

Principal materials and components that the Company uses in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Extreme movements in the cost and availability of these materials and components may affect the Company’s financial performance. Changes input costs did not have a significant effect on the Company’s operating performance in 2012. The availability of certain components, especially during the first part of the year, may have delayed deliveries. The Company, however, does not believe that availability or lack of availability had any significant impact on the Company’s 2012 full year results.

In the absence of labor strikes or other unusual circumstances, substantially all materials and components are normally available from multiple suppliers. However, certain of our businesses receive materials and components from a single source supplier, although alternative suppliers of such materials may be generally available. Current and potential suppliers are evaluated on a regular basis on their ability to meet our requirements and standards. The Company actively manages our material supply sourcing, and may employ various methods to limit risk associated with commodity cost fluctuations and availability. The inability of suppliers, especially any single source suppliers for a particular business, to deliver materials and components promptly could result in production delays and increased costs to manufacture the Company’s products. To mitigate the impact of these risks, the Company continues to search for acceptable alternative supply sources and less expensive supply options on a regular basis, including improving the globalization.

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

The financial statements of the registrant required to be included in Item 8 are listed below:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Manitex International, Inc.

We have audited the accompanying consolidated balance sheets of Manitex International, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited Manitex International, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Manitex International, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Form 10-K Annual Report. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manitex International, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Manitex International, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ UHY LLP
UHY LLP Sterling Heights, Michigan March 14, 2013

MANITEX INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

As of December 31,

	2012	2011
ASSETS
Current assets
Cash	$1,889	$71
Trade receivables (net)	36,189	23,913
Accounts receivable finance	276	394
Other receivables	2,761	2,284
Inventory (net)	61,290	42,307
Deferred tax asset	1,166	923
Prepaid expense and other	1,206	1,317

Total current assets	104,777	71,209

Accounts receivable finance	307	557
Total fixed assets (net)	10,297	11,017
Intangible assets (net)	18,442	20,153
Deferred tax asset	2,259	3,238
Goodwill	15,283	15,267
Other long-term assets	139	150

Total assets	$151,504	$121,591

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable—short term	$6,218	$5,349
Revolving credit facilities	875	—
Current portion of capital lease obligations	1,040	634
Accounts payable	25,101	18,421
Accounts payable related parties	839	470
Accrued expenses	7,745	4,946
Other current liabilities	1,533	357

Total current liabilities	43,351	30,177

Long-term liabilities
Revolving term credit facilities	34,357	25,874
Deferred tax liability	4,269	4,825
Notes payable	2,648	6,335
Capital lease obligations	4,000	4,035
Deferred gain on sale of building	2,028	2,408
Other long-term liabilities	1,318	1,143

Total long-term liabilities	48,620	44,620

Total liabilities	91,971	74,797

Commitments and contingencies
Shareholders’ equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at December 31, 2012 and December 31, 2011	—	—
Common Stock—no par value, authorized, 20,000,000 shares authorized issued and outstanding, 12,268,443 and 11,681,051 at December 31, 2012 and December 31, 2011, respectively	53,040	48,571
Warrants	—	232
Paid in capital	1,098	1,098
Retained earnings (deficit)	4,679	(3,368)
Accumulated other comprehensive income	716	261

Total shareholders’ equity	59,533	46,794

Total liabilities and shareholders’ equity	$151,504	$121,591

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

For the years ended December 31,

	2012	2011	2010
Net revenues	$205,249	$142,291	$95,875
Cost of sales	164,785	113,041	72,541

Gross profit	40,464	29,250	23,334
Operating expenses
Research and development costs	2,457	1,571	1,173
Selling, general and administrative expense	23,548	19,895	16,624
Legal settlement (at net present value)	—	1,183	—

Total operating expenses	26,005	22,649	17,797

Operating income	14,459	6,601	5,537
Other income (expense)
Interest expense	(2,457)	(2,540)	(2,450)
Foreign currency transaction (loss) gain	(110)	49	(65)
Other income	6	103	113

Total other expense	(2,561)	(2,388)	(2,402)

Income before income taxes	11,898	4,213	3,135
Provision for taxes on income	3,821	1,433	1,026

Net income	$8,077	$2,780	2,109

Earnings per share:
Basic	$0.68	$0.24	$0.19
Diluted	$0.68	$0.24	$0.19
Weighted average common shares outstanding:
Basic	11,948,356	11,441,914	11,362,361
Diluted	11,957,458	11,548,158	11,380,966

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPRENHENSIVE INCOME

(In thousands)

For the years ended December 31,

	2012	2011	2010
Net income:	$8,077	$2,780	$2,109

Other comprehensive income (loss)
Foreign currency translation adjustments	429	(384)	242
Derivative instrument fair market value adjustments—net of income taxes of $13, $(33) and $19 for 2012, 2011and 2010, respectively	26	(63)	37

Total other comprehensive (loss) income	455	(447)	279

Comprehensive income	$8,532	$2,333	$2,388

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2012, 2011 and 2010

(In thousands, except per share data)

	Common Stock		Paid in Capital	Warrants	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2009	11,160,455	$46,375	$93	$1,788	$(8,257)	$429	$40,428

Share issued to repay debt	195,545	400					400
Employee 2004 incentive plan grant	47,451	165	(87)				78
Repurchase to satisfy withholding and cancelled	(8,830)	(20)					(20)
Net Income					2,109		2,109
Gain on foreign currency translation						242	242
Derivative instrument fair market adjustment—net of income taxes						37	37

Balance, December 31, 2010	11,394,621	$46,920	$6	$1,788	$(6,148)	$708	$43,274

Shares issued on warrant exercise	266,568	1,554		(458)			1,096
Expiration of warrants			1,098	(1,098)			—
Employee 2004 incentive plan grant	22,927	109	(6)				103
Repurchase to satisfy withholding and cancelled	(3,065)	(12)					(12)
Net Income					2,780		2,780
Loss on foreign currency translation						(384)	(384)
Derivative instrument fair market adjustment—net of income taxes						(63)	(63)

Balance, December 31, 2011	11,681,051	$48,571	$1,098	$232	$(3,368)	$261	$46,794

Shares issued on warrant exercise	105,000	986		(232)			754
Repurchase shares in connection with a cashless warrant exercise	(77,071)	(724)			(30)		(754)
Stock offering	500,000	3,781					3,781
Employee 2004 incentive plan grant	30,351	226					226
Stock issued in connection with asset purchase (see Note 21)	29,112	200					200
Net Income					8,077		8,077
Gain on foreign currency translation						429	429
Derivative instrument fair market adjustment—net of income taxes						26	26

Balance, December 31, 2012	12,268,443	$53,040	$1,098	$—	$4,679	$716	$59,533

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of Dollars)

For the years ended December 31,

	2012	2011	2010
Cash flows from operating activities:
Net income	$8,077	$2,780	$2,109
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,498	3,336	3,139
Legal settlement	—	1,183	—
Provisions for customer allowances	17	25	67
Gain on debt restructuring	—	(194)	—
(Gain) loss on disposal of assets	(119)	62	(39)
Deferred income taxes	181	1,089	93
Inventory reserves	1	316	123
Reserves for uncertain tax positions	183	—	(39)
Stock based deferred compensation	226	104	78
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(12,494)	(5,597)	(9,785)
(Increase) decrease in accounts receivable finance	378	(927)	—
(Increase) decrease in inventory	(17,187)	(12,484)	(3,002)
(Increase) decrease in prepaid expenses	117	389	(793)
(Increase) decrease in other assets	11	(99)	34
Increase (decrease) in accounts payable	6,702	4,297	5,539
Increase (decrease) in accrued expense	2,765	478	2,135
Increase (decrease) in other current liabilities	1,168	(165)	438
Increase (decrease) in other long-term liabilities	(8)	—	—

Net cash (used) for provided by operating activities	(6,484)	(5,407)	97

Cash flows from investing activities:
Proceeds from sale of fixed assets	212	289	216
Purchase of property and equipment	(1,125)	(610)	(511)
Acquisition of assets	(345)	(1,585)	—
Investment in intangibles except goodwill	—	(12)	—

Net cash used for investing activities	(1,258)	(1,918)	(295)

Cash flows from financing activities:
Borrowing on revolving credit facility	9,221	6,009	4,077
Repayment on revolving credit facility	—	—	(1,107)
Net borrowings on working capital facilities	4,181	1,600	202
Proceeds of stock offering	3,781	—	—
Proceeds from exercise of warrants	—	1,096	—
New borrowings—notes payable	764	4,647	1,007
Note payments	(7,884)	(5,868)	(3,016)
Shares repurchased for income tax withholding on share-based compensation	—	(12)	(20)
Repayment on capital lease obligations	(795)	(578)	(529)

Net cash provided by financing activities	9,268	6,894	614

Effect of exchange rate change on cash	292	(160)	(41)
Net increase (decrease) in cash and cash equivalents	1,526	(431)	416
Cash and cash equivalents at the beginning of the year	71	662	287

Cash and cash equivalents at end of year	$1,889	$71	$662

Supplemental disclosure of cash flow information:
Cash paid during the year for
Interest	$2,498	$2,552	$2,443
Income taxes	$2,067	$1,247	$65

(See note 16 for other supplemental cash flow information)

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

Lifting Equipment Segment

The Company is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries. Through its Manitex, Inc. subsidiary it markets a comprehensive line of boom trucks and sign cranes. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including, roads, bridges and commercial construction. Badger Equipment Company (“Badger”) is a manufacturer of specialized rough terrain cranes and material handling products. Badger primarily serves the needs of the construction, municipality, and railroad industries.

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

CVS Ferrari, slr (“CVS”) located near Milan, Italy designs and manufactures a range of reach stackers and associated lifting equipment for the global container handling market, which were sold through a broad dealer network.

Equipment distribution segment

The Company operates a crane dealership that distributes Terex rough terrain and truck cranes and Manitex boom trucks and sky cranes. The Company treats these operations as a separate reporting segment entitled “Equipment Distribution.” The Equipment Distribution segment also supplies repair parts for a wide variety of medium to heavy duty construction equipment sold both domestically and internationally. The crane products are used primarily for infrastructure development and commercial construction; applications include road and bridge construction, general contracting, roofing, and sign construction and maintenance.

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

Note 2. Basis of Presentation

The consolidated financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statement includes the accounts of Manitex International, Inc., and its subsidiaries. Significant intercompany transactions have been eliminated in consolidation. Results for CVS are included in operations from its date of incorporation in June 2010. Beginning in the third quarter 2010, CVS Ferrari, srl commenced operations and used the rental assets in its operations. On June 29, 2011, the Company entered into an agreement which was effective on July 1, 2011 with CVS SpA in Liquidation to acquire the assets that were being rented. On July 1, 2011 the Company began to depreciate and amortize the tangible and intangible assets that it acquired from CVS SpA in Liquidation.

Financial statements are presented in thousands of dollars except for per share amounts.

Note 3. Summary of Significant Accounting Policies

The summary of significant accounting policies of Manitex International, Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Cash and Cash Equivalents—For purposes of the statement of cash flows, the Company considers all short-term securities purchased with maturity dates of three months or less to be cash equivalents.

Warrants—The Company had issued warrants, which allowed the warrant holder to purchase one share of stock at a specified price for a specific period of time. The Company records equity instruments including warrants issued to non-employees based on the fair value at date of issue. The fair value of the warrants at date of issuance is estimated using the Black-Scholes Model.

Revenue Recognition—For products shipped FOB destination, sales are recognized when the product reaches its FOB destination, or when the services are rendered, which represents the point when the risks and rewards of ownership are transferred to the customer. For products shipped FOB shipping point, revenue is recognized when the product is shipped, as this is the point when title and risk of loss pass from the Company to the customers.

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

Allowance for Doubtful Accounts—The Company has adopted a policy consistent with U.S. GAAP for the periodic review of its accounts receivable to determine whether the establishment of an allowance for doubtful accounts is warranted based on the Company’s assessment of the collectability of the accounts. The Company established an allowance for bad debt of $161 and $144 at December 31, 2012 and 2011, respectively. The Company also has in some instances a security interest in its accounts receivable until payment is received.

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

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense for the years ended December 31, 2012, 2011, and 2010 was $1,401, $1,284, and $1,107, respectively.

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

Under ASU 2011-08, entities are provided with the option of first performing a qualitative assessment on none, some, or all of its reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value a quantitative analysis is required. In 2011, the Company determined on a qualitative basis, that it was not more likely than not that the fair value of the reporting units were less than its carrying value and the quantitative two-step process was not performed. In 2012, it was also determined on a qualitative basis, that it was not more likely than not that the fair value of the Lifting Equipment Segment was less than its carrying value, as such the quantitative two-step process was not performed for the Lifting Equipment Segment.

The quantitative goodwill impairment analysis is a two-step process. The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill.

The Company performed Step one quantitative testing for its Equipment Distribution Segment in 2012. In 2010 the Company performed Step one quantitative testing for both of the Lifting Equipment and Equipment distribution segments. The aforementioned mentioned Step one quantitative tests did not indicate impairment. During the first step, the Company evaluates goodwill for impairment using a business valuation method, which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer. The market approach was also considered in evaluating the potential for impairment by calculating fair value based on multiples of earnings before interest, taxes, depreciation and amortization (EBITDA) of comparable, publicly traded companies. This analysis also did not indicate impairment. Moreover, the Company also observed implied EBITDA multiples from relatively recent merger and acquisition activity in the industry, which was used to test the reasonableness of the results.

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

The determination of fair value requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, revenue growth and operating earnings projections, discount rates, terminal growth rates, and required capital expenditure projections. Due to the inherent uncertainty involved in making these estimates, actual results could differ materially from those estimates. Deterioration in the market or actual results as compared with the projections may ultimately result in a future impairment. In the event, the Company determines that goodwill is impaired in the future the Company would need to recognize a non-cash impairment charge.

The Company did not have any impairment for the years ended December 31, 2012, 2011 and 2010.

Impairment of Long Lived Assets—The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value. Future cash flow projections include assumptions for future sales levels, the impact of cost reduction programs, and the level of working capital needed to support each business. The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset. The Company did not have any impairment for the years ended December 31, 2012, 2011 and 2010.

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

Foreign Currency Translation and Transactions—The financial statements of the Company’s non-U.S. subsidiaries are translated using the current exchange rate for assets and liabilities and the weighted-average exchange rate for the year for income and expense items. Resulting translation adjustments are recorded to accumulated other comprehensive income (OCI) as a component of shareholders’ equity.

The Company converts receivables and payables denominated in other than the Company’s functional currency at the exchange rate as of the balance sheet date. The resulting transaction exchange gains or losses, except for certain transaction gains or loss related to intercompany receivable and payables, are included in other income and expense. Transaction gains and losses related to intercompany receivables and payables not anticipated to be settled in the foreseeable future are excluded from the determination of net income and are recorded as a translation adjustment (with consideration to the tax effect) to accumulated other comprehensive income (OCI) as a component of shareholders’ equity.

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

The Company has entered into forward currency contracts to hedge certain future U.S. dollar sales of its Canadian Subsidiary. The forward currency contracts to hedge future sales are designated as cash flow hedges under ASC 815-10. As required, forward currency contracts are recognized as an asset or liability at fair value on the Company’s Consolidated Balance Sheet. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (date of sale). Gains or losses on cash flow hedges when recognized into income are included in net revenues. See note 6.

Credit Risk Concentrations—Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, trade receivables and payables. The Company maintains its cash balances and marketable securities at banks located in Detroit, Michigan, Toronto, Canada as well as several separate Italian banks. Accounts in the United States are insured by the Federal Deposit Insurance Corporation up to $250. At December 31, 2012 and 2011, the Company had uninsured balances of $1,889 and $70, respectively.

As of December 31, 2012, two customers accounted for 15% and 13% if the Company’s total accounts receivable, respectively. As of December 31, 2011 no customers accounted for 10% or more of total Company’s accounts receivable. In 2012, one customer accounted for 11% of total company revenue. In 2011, no one customer accounted for 10% or more of total company’s revenues. In 2010, one customer accounted for 11% of total company’s revenues. For 2012, 2011 and 2010, purchases from any single supplier did not exceed 10% of total purchases.

Research and Development Expenses. The Company expenses research and development costs, as incurred. For the periods ended December 31, 2012, 2011 and 2010 expenses were $2,457, $1,571, and $1,173, respectively.

Advertising—Advertising costs are expensed as incurred and were $517, $475, and $194 for the years ended December 31, 2012, 2011, and 2010, respectively.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss carryforwards. In 2010, the Company determined that a valuation allowance was no longer required as all of the Company’s deferred tax assets were realizable on a more likely than not basis. See Note 15, Income Taxes, for further details.

Accrued Warranties—Warranty costs are accrued at the time revenue is recognized. The Company’s products are typically sold with a warranty covering defects that arise during a fixed period of time. The specific warranty offered is a function of customer expectations and competitive forces. The Equipment Distribution segment does not accrue for warranty costs at the time of sales, as they are reimbursed by the manufacturers for any warranty that they provides to their customers.

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

Comprehensive Income —“Reporting Comprehensive Income” requires reporting and displaying comprehensive income and its components. Comprehensive income includes, in addition to net earnings, other items that are reported as direct adjustments to shareholder’s equity. Currently, the comprehensive income adjustment required for the Company has two components. First is a foreign currency translation adjustment, the result of consolidating its foreign subsidiary. The second component is a derivative instrument fair market value adjustment (net of income taxes) related to forward currency contracts designated as a cash flow hedge.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (date of sale). See Note 6 for additional details.

Reclassifications—Certain reclassifications have been made to the 2011 and 2010 financial statements to conform to the 2012 presentation.

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

Note 4. Earnings per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of warrants and restricted stock units. Details of the calculations are as follows:

	2012	2011	2010
Net Income per common share
Basic	$8,077	$2,780	$2,109
Diluted	$8,077	$2,780	$2,109
Earnings per share
Basic	$0.68	$0.24	$0.19
Diluted	$0.68	$0.24	$0.19
Weighted average common shares outstanding
Basic	11,948,356	11,441,914	11,362,361

Diluted
Basic	11,948,356	11,441,914	11,362,361
Dilutive effect of warrants	2,521	102,534	—
Dilutive effect of restricted stock units	6,581	3,710	18,605

	11,957,458	11,548,158	11,380,966

Note 5. Fair Value Measurements

The Company adopted ASC 820-10 “Fair Value Measurements” effective January 1, 2008. The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012 and 2011 by level within the fair value hierarchy. As required by ASC 820-10 financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is summary of items that the Company measures at fair value on a recurring basis:

	Fair Value at December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Forward currency exchange contracts	$—	$137	$—	$137

Total current assets at fair value	$—	$137	$—	$137

Liabilities:
Forward currency exchange contracts	$—	$13	$—	$13

Total long-term liabilities at fair value	$—	$13	$—	$13

	Fair Value at December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Forward currency exchange contracts	$—	$145	$—	$145

Total current assets at fair value	$—	$145	$—	$145

Liabilities:
Forward currency exchange contracts	$—	$77	$—	$77
Load King contingent consideration (1)	—	—	30	30

Total long-term liabilities at fair value	$—	$77	$30	$107

(1)	The Load King purchase agreement has a contingent consideration provision which provides for a one-time payment of $750 if net revenues are equal to or greater than $30,000 in 2010, 2011 or 2012. It was determined that the probability weighted average earn out payment is $30. Based thereon, we determined the fair value of the contingent consideration to be $30. During the quarter ended March 31, 2012, the Company determined that the sales would not equal or exceed $30,000 for any of the three years and, therefore, eliminated the accrual for contingent consideration. There were no other charges to items valued using level 3 measurements.

In addition, the Company recorded a legal settlement payable over twenty years without interest at its net present value (fair market value) in December 2011 when the Company entered into the settlement agreements. Once recorded this liability is not subject to future fair market value adjustments.

Fair Value at December 31, 2011
Level 1	Level 2	Level 3	Total
$—	$—	$1,075	$1,075

In accordance with current accounting guidance, a liability for the legal settlement was recorded at the present value of future payments discounted at a market interest rate. The discount rate used was management’s estimate of what a market interest rate would be on similar obligations. In making it determination management considered, the Company’s credit rating and the length of the obligation.

The carrying value of the amounts reported in the Consolidated Balance Sheets for cash, accounts receivable, accounts payable and short-term variable debt, including any amounts outstanding under the Company’s revolving credit facilities and working capital borrowing, approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding.

The fair value of the Company’s term debt was $2,800 and $10,125 for the years ended December 31, 2012 and 2011, respectively. The fair value of the Company capital lease was $6,200 and $5,900 for the years ended December 31, 2012 and 2011, respectively. The fair value of the long-term legal settlement was $1,049 and $1,075, at December 31, 2012 and 2011, respectively.

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

Fair value of the forward currency contracts are determined on the last day of each reporting period using observable inputs, which are supplied to the Company by the foreign currency trading operation of its bank and are Level 2 items.

Note 6. Derivative Financial Instruments

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

As required, forward currency contracts are recognized as an asset or liability at fair value on the Company’s Consolidated Balance Sheet. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (date of sale). Gains or losses on cash flow hedges when recognized into income are included in net revenues. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The Company expects minimal ineffectiveness as the Company has hedged only firm sales orders and has not hedged estimated exposures. As of December 31, 2012, the Company had no outstanding forward currency contracts that were in place to hedge future sales. Therefore, there are currently no unrealized pre-tax gains or loss which will reclassified from other comprehensive income into earnings during the next 12 months.

At December 31, 2012, the Company had entered into a series of forward currency exchange contracts. The contracts obligate the Company to purchase approximately CDN $2,067 in total. The contracts, which are in various amounts, mature between January 14, 2013 and March 11, 2013. Under the contracts, the Company will purchase Canadian dollars at exchange rates between 0.9663 and 1.0248. The Canadian to US dollar exchange rates was $1.0051 at December 31, 2012. At December 31, 2012, the Company had forward currency contracts to sell €800 at 1.4240 and €400 at 1.2923 with contract maturity dates of July 2, 2013 and January 31, 2013, respectively. The Euro to US dollar exchange rate was 1.3194 at December 31, 2012. The unrealized currency exchange asset is reported under prepaid expense and other if it is an asset or under accrued expenses if it is a liability on the balance sheet at December 31, 2012 and 2011.

As of December 31, 2012, the Company had the following forward currency contracts:

Nature of Derivative	Amount		Type
Forward currency contract	CDN$	2,067	Not designated as hedge instrument
Forward currency contract		€1,200	Not designated as hedge instrument

The following table provides the location and fair value amounts of derivative instruments that are reported in the Consolidated Balance Sheet as of December 31, 2012 and 2011:

Total derivatives not designated as a hedge instrument

		Fair Value
Asset Derivatives	Balance Sheet Location	December 31, 2012	December 31, 2011
Foreign currency Exchange Contract	Prepaid expense and other	$137	$114

Liabilities Derivatives
Foreign currency Exchange Contract	Accrued expense	$(13)	$(7)

Total derivatives designated as a hedge instrument

		Fair Value
Asset Derivatives	Balance Sheet Location	December 31, 2012	December 31, 2011
Foreign currency Exchange Contract	Prepaid expense and other	$—	$31

Liabilities Derivatives
Foreign currency Exchange Contract	Accrued expense	$—	$(70)

The following tables provide the effect of derivative instruments on the Consolidated Statement of Income for 2012, 2011 and 2010:

Derivatives not designated as Hedge Instrument	Location of gain or (loss) recognized in Income Statement	Gain or (loss)
		2012	2011	2010
Forward currency contracts	Foreign currency transaction gains (losses)	$5	$(17)	$(80)

Derivatives designated as Hedge Instrument	Location of gain or (loss) recognized in Income Statement	Gain or (loss)

		2012	2011	2010
Forward currency contracts	Net revenue	$71	$100	$(62)

The effect of derivative instruments on the Consolidated Statements of Income for the twelve months ended December 31, 2012 and gains or losses initial recognized in Other Comprehensive Income (“OCI”) in the Consolidated Balance Sheets was as follows:

Derivatives designated as Hedge Instrument

Forward Exchange contracts	Amounts of gains or (loss) recognized in OCI net of tax	Location of gain or (loss) reclassified from OCI in income	Amount of gain or (loss) reclassified from Accumulated OCI in Income
Year ended December 31, 2012	$73	Revenue	$71

Year ended December 31, 2011	$1	Revenue	$100

Note 7. CVS Operating Agreement

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

On June 29, 2011, the Company entered into an agreement with CVS SpA in Liquidation to purchase on July 1, 2011 the assets that were being rented. The operating agreement was terminated on July 1, 2011, when the rented assets were transferred to CVS Ferrari srl. See Note 20 for further details.

Note 8. Sale Type Leases

The Company has entered into lease agreements with two of its customers to lease them three reach stackers. The Company has determined that the leases which, expire on June 15, 2013 and January 15, 2014, are both sales type leases.

Under the leases the Company is to receive minimum lease payments of:

Years	Amount
2013	276
2014	307

Receivable finance	$583

The Company has a reserve for unearned interest income of $33, which will be amortized into income over the life of the leases.

Note 9. Inventory

The components of inventory at December 31 are summarized as follows:

	2012	2011
Raw materials and purchased parts	$43,207	$31,599
Work in process	9,465	6,270
Finished goods and replacement parts	8,618	4,438

Inventories, net	$61,290	$42,307

The Company has established reserves for obsolete and excess inventory of $700 and $699 for the years ended December 31, 2012 and 2011, respectively.

Note 10. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	2012	2011
Land	$763	$763
Buildings	8,342	8,313
Machinery and equipment	6,017	5,526
Furniture and fixtures	466	466
Leasehold improvements	717	405
Computer software & equipment	940	817
Motor vehicles	161	222
Construction in progress	34	—

Totals	17,440	16,512
Less: accumulated depreciation	(7,143)	(5,495)

Net property and equipment	$10,297	$11,017

Depreciation expense was $1,401 (net of $380 amortization of deferred gain on building), $1,284 (net of $380 amortization of deferred gain on building), and $1,107 (net of $381 amortization of deferred gain on building) in 2012, 2011, and 2010, respectively. See Note 14 for information regarding capital leases.

Note 11. Goodwill and Other Intangible Assets

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

	2012	2011	Useful Lives
Patented and unpatented technology	$13,154	$12,695	7-10 years
Amortization	(7,429)	(6,144)
Customer relationships	10,089	10,081	10-20 years
Amortization	(3,303)	(2,723)
Trade names and trademarks	7,314	7,287	25 years -Indefinite
Amortization	(1,383)	(1,143)
In process research and development	—	100	indefinite
Customer backlog	473	472	< 1 year
Amortization	(473)	(472)

Intangible assets	18,442	20,153
Goodwill	15,283	15,267

Goodwill and other intangibles	$33,725	$35,420

Amortization expense was $ 2,097, $2,052 and $2,032 for the periods ended December 31, 2012, 2011 and 2010, respectively.

Estimated amortization expense for the next five years and subsequent is as follows:

Amount
2013	2,158
2014	2,158
2015	2,158
2016	1,679
2017	1,135
And subsequent	7,835

Total intangibles currently to be amortized	$17,123

Note 12. Accrual Detail

	As of December 31,
	2012	2011
Account payable:
Trade	$25,101	$18,268
Bank overdraft	—	153

Total accounts payable	$25,101	$18,421

Accrued expenses:
Accrued payroll	$1,084	$669
Accrued employee health	261	80
Accrued bonuses	1,838	1,007
Accrued vacation expense	384	348
Accrued consulting fees	—	263
Accrued deferred interest income	33	68
Accrued insurance premiums	266	65
Accrued interest	148	141
Accrued commissions	617	481
Accrued expenses—other	624	282
Accrued warranty	988	698
Accrued income taxes	1,160	80
Accrued taxes other than income taxes	242	574
Accrued product Liability and workers compensation claims	87	113
Accrued liability on forward currency exchange contracts	13	77

Total accrued expenses	$7,745	$4,946

Note 13. Revolving Term Credit Facilities and Debt

Revolving term Credit Facility

At December 31, 2012, the Company had drawn $25,921 under a revolving credit facility. The Company is eligible to borrow up to $32,000 with interest at the prime rate (prime was 3.25% at December 31, 2012). Alternatively, the Company can elect to take LIBOR based advances for a one, two or three month period, in which case interest is then equal to the applicable LIBOR interest rate plus 3.15%. At the end of specified period, the Company can elect to rollover the LIBOR based advance to another one, two or three month LIBOR based advance or can elect to convert the advance to a prime rate borrowing. The maximum amount available is limited to the sum of 85% of eligible receivables, and the lesser of 50% of eligible inventory or $16,000, plus an over formula amount of $1,500. The over formula amount is decreased by $500 annually on April 1, 2013, 2014 and 2015. At December 31, 2012, the maximum the Company could borrow based on available collateral was capped at $32,000. The credit facility matures on April 1, 2015. The indebtedness is collateralized by substantially all of the Company’s assets. The facility contains customary limitations including, but not limited to, limitations on acquisitions, dividends, repurchase of the Company’s stock and capital expenditures. The agreement also requires the Company to have a Debt Service Ratio, as defined in the agreement, of 1.25 to 1.0 and Funded Debt to EBITDA Ratio, as defined in the agreement, of no greater than 4.75 to 1.0 through March 31, 2013, and on June 30, 2013 and thereafter a ratio of no greater than 4.25 to 1.0.

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

Revolving Canadian term Credit Facility

At December 31, 2012, the Company had drawn $7,436 under a revolving credit agreement with a bank. The Company is eligible to borrow up to $8,000. The maximum amount available is limited to the sum of (1) 85% of eligible receivables plus (2) 35% of eligible work-in-process inventory not to exceed $625 and (3) 50% of eligible inventory excluding work in process inventory. Under the agreement, total inventory collateral, however, cannot exceed $5,000. At December 31, 2012, the maximum the Company could borrow based on available collateral was $8,000. The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets. The Company can borrow in either U.S. or Canadian dollars. For the purposes of determining availability under the credit line, borrowings in U.S. dollars are converted to Canadian dollars based on the most favorable spot exchange rate determined by the bank to be available to it at the relevant time. Any borrowings under the facility in Canadian dollars bear interest at the Canadian prime rate (the Canadian prime was 3.0% at December 31, 2012) plus 0.5%. Any borrowings under the facility in U.S. dollars bear interest at the U.S. prime rate (prime was 3.25% at December 31, 2012). The credit facility has a maturity date of April 1, 2015.

Specialized Export Facility

On December 23, 2011, the Canadian Revolving Credit agreement was amended to add a $2,000 Specialized Export Facility that matures on March 11, 2013. Borrowings under the Specialized Export Facility are guaranteed by the Company and Export Development Canada (“EDC”), a corporation established by an Act of Parliament of Canada. Under the Export Facility Liftking can borrow 90% of the total cost of material and labor incurred on export contracts which are subject to the EDC guarantee. The EDC guarantee, which expires on March 11, 2013, is issued under their export guarantee program and covers certain goods that are to be exported from Canada. At December 31, 2012, the maximum the Company could have borrowed based available collateral under the Specialized Export Facility was $2,000. Under this facility, the Company can borrow either Canadian or U.S. dollars. The Export Facility advances bear interest at the same rate as other advances received under Liftfking’s revolving Canadian credit facility. Repayment of advances made under the Export Facility are due sixty days after shipment of the goods, or five business days after the borrower receives payment in full for the goods covered by the guarantee (the “Scheduled Payment Date”) or upon the termination of the EDC guarantee. In connection with the Specialized Export Facility, the bank received a $10 commitment fee and the Company reimbursed the bank in the amount of $25 for a fee the bank paid to the EDC in exchange for their guarantee.

At December 31, 2012, the Company had outstanding borrowing in connection with the Specialized Export Facility of $875.

On January 31, 2013, EDC extended its guarantee to April 1, 2014 and the Company amended its credit agreement with the bank to extend the maturity date of the facility to April 1, 2014. In connection with the extension the bank received a $10 commitment fee.

Revolving term Credit Facility—Equipment Line

At December 31, 2012, the Company had drawn $1,000 under a revolving credit facility with a bank. The Company is eligible to borrow up to $1,000 with interest at prime rate (prime was 3.25% at December 31, 2012). Alternatively, the Company can elect to take LIBOR based advances for a one, two or three month period, in which case interest is then equal to the applicable LIBOR interest rate plus 3.15%. At the end of specified period, the Company can elect to rollover the LIBOR based advance to another one, two or three month LIBOR based advance or can elect to convert the advance to a prime rate borrowing. The maximum amount available is limited to of 85% of eligible equipment. The maximum the Company could borrow on December 31, 2012 based on available collateral was $1,000. The credit facility has a maturity date of April 1, 2015.

Note Payable—Terex

At December 31, 2012, the Company has a note payable to Terex Corporation with a remaining balance of $750. The note was issued in connection with the purchase of substantially all of the domestic assets of Crane & Machinery, Inc. (“Crane”) and Schaeff Lift Truck, Inc., (“Schaeff”). The note provides bears interest at 6% annually and is payable quarterly. Terex has been granted a lien on and security interest in all of the assets of the Company’s Crane & Machinery Division.

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

Under the terms of the Bank Mortgage, the Company is required to make 120 interest and principal payments. The first sixty payments of $6 per month are based on a 240 month amortization period and a 6% interest rate. On November 2, 2016, the interest rate will reset. The new interest rate will be equal to the monthly average yield on 5 Year Constant Maturity U.S. Treasury Securities plus 3.75%. The monthly interest and principal payment will be recalculated accordingly. A final balloon payment of unpaid principal and interest is due on November 2, 2021. At December 31, 2012, the Bank Mortgage has a remaining outstanding balance of $833.

Under the terms of the BED Mortgage, the Company is required to make 59 payments of $5 based on a 240 month amortization period and a 3% interest rate. A final balloon payment of unpaid principal and interest is due on November 2, 2016. The interest rate for the note is subject to Load King maintaining employment levels specified in an Employment Agreement between Load King and BED. If Load King fails to maintain agreed upon employment levels, Load King may be required to pay BED an amount equal to the difference between the interest paid and amount of interest that would have been paid if the loan had a 6.5% interest rate. At December 31, 2012, the BED Mortgage has a remaining outstanding balance of $823.

Under the Equipment Note, the Company is required to make 84 monthly interest and principal payments. The first 60 payments will be for $6 and are based on an 84 month amortization period and a 6.25% interest rate. On November 2, 2016, the interest rate will reset. The interest rate will be equal to the monthly average yield on 5 year Constant Maturity of U.S. Treasury Securities plus 4.00%. The monthly principal and interest payments will be recalculated based on the new interest rate and will remain fixed for the next 24 months. As of December 31, 2012, the Equipment Note has a remaining outstanding balance of $349.

The Bank Mortgage, the BED Mortgage and the Equipment loans are guaranteed by Manitex International, Inc. and included customary events of default. In the event of default, the notes are subject to acceleration and a default interest rate as specified in the notes will apply.

CVS Short-Term Working Capital Borrowings

At December 31, 2012, CVS had established demand credit facilities with seven Italian banks. Under the facilities, CVS can borrow up to €130 ($172) on an unsecured basis and up to an additional €7,385 ($9,744) as advances against orders, invoices and letters of credit. Borrowing under the CVS credit facilities are guaranteed by the Company, except for one facility with maximum availability of €1,600 ($2,111). The maximum amount outstanding is limited to 80% of the assigned accounts receivable if there is an invoice issued or 50% if there is an order/contract issued. The banks will evaluate each request to borrow individually and determine the allowable advance percentage and interest rate. In making its determination the bank considers the customer’s credit and location of the customer.

At December 31, 2012, the banks had advanced CVS €4,631 ($6,110), at variable interest rates which currently range from 2.09% to 5.19%. At December 31, 2012, the Company has guaranteed €4,367 ($5,762) of CVS’s outstanding debt. Additionally, the banks had issued performance bonds which total €542 ($715) which are also guaranteed by the Company.

Note 14. Leases

Capital leases

The Company has a twelve year lease which expires in April 2018 that provides for monthly lease payments of $74 for its Georgetown, Texas facility. The lease has been classified as a capital lease. At December 31, 2012, the outstanding capital lease obligation is $3,121.

The Company has a five year lease which expires in July 10, 2014 that provides for monthly lease payments of $25 for its Winona, Minnesota facility. At the conclusion of the lease, the Company has an option to purchase the facility for $500 by giving notice to Landlord of its intent to purchase the Facility. The Landlord must receive such notice at least three months prior to end of the Lease term. At December 31, 2012, the Company has outstanding capital lease obligation of $890.

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

The following is a summary of amounts financed under equipment capital lease agreements:

	Amount Borrowed	Repayment Period	Amount of Monthly Payment	Balance As of December 31, 2012
New equipment	$225	60	$4	$196
Used equipment	$941	36	$28	$809

Total	$1,166		$32	$1,005

The Company has one additional capital lease. The lease is a 72 month lease for a forklift which expires on July 20, 2015 that provides for monthly leases payments of $1. As of December 31, 2012, the capitalized lease obligation related to aforementioned lease was $25.

Future Minimum Lease Payments are:

Years	Operating Leases	Capital Leases
2013	$1,372	$1,589
2014	1,318	1,946
2015	836	1,143
2016	678	938
2017	281	904
Subsequent	—	296

Total Minimum Lease Payments	$4,485	6,816

Less: imputed interest		(1,776)

Present value of minimum lease payment		$5,040

Capital Item – as of or for the year ended December 31, 2012	Cost	Accumulated Depreciation	Depreciation Expense	Interest Expense
Building—Georgetown, TX	$4,913	$2,699	$35	$495
Land & Building—Winona, MN	1,700	198	57	62
Other Capitalized leases	51	25	7	2

Totals	$6,664	$2,922	$99	$559

Capital Item – as of or for the year ended December 31, 2011	Cost	Accumulated Depreciation	Depreciation Expense	Interest Expense
Building—Georgetown, TX	$4,913	$2,284	$35	$522
Land & Building—Winona, MN	1,700	141	57	77
Other Capitalized leases	51	18	7	3

Totals	$6,664	$2,443	$99	$602

Sales and Leaseback—In accordance with ASC 840-40 Sales- Leaseback Transaction, at December 31, 2012 and 2011, the Company has deferred gain of $2,028 and $2,408, respectively, related to the sale and leaseback of Georgetown operating facilities. The deferred gain is being amortized over the life of the lease which reduces depreciation expense $380 annually.

Operating leases

The Company leases its Woodbridge, Ontario facility under an operating lease. Monthly payments under the lease are $40. The lease expires on November 29, 2014. The Company has an option to renew the lease for an additional five years at a rent which is mutually agreed. In the event that the parties cannot agree the lease has an arbitration provision. Total rent expense related to this lease was $483, $492 and $480 for the year ended December 31, 2012, 2011 and 2010, respectively.

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

The Company has the option to purchase the building by giving the landlord written notice at any time prior to the date that is 180 days prior to the expiration of the lease or any extension period. The landlord can require the

Company to purchase the building if a change of Control Event, as defined in the lease, occurs by giving written notice to the Company at any time prior to the date that is 180 days prior to the expiration of the lease or any extension period. The purchase price, regardless whether the purchase is initiated by the Company or the landlord, will be the Fair Market Value as of the closing date of said sale. Rent expense for the current and former Bridgeview facility was $247, $240 and $322 for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company leases its 103,000 sq. ft. facility in Cadeo, Italy from Fratelli Ferrari Realty. The lease which was executed on June 30, 2011 is for six years and provides annual rent of €360 ($466) payable in monthly installments. The Company has an option to renew the lease for an additional six years at a rent which is mutually agreed. The Company has a conditional commitment to purchase the building on June 30, 2014 for €9,200. The commitment to purchase the building is contingent on CVS Ferrari srl being able to secure a mortgage on market terms for 75% of the purchase price.

The Company has various operating equipment leases with monthly payments ranging from less than $1 to $4 with various expiration dates through 2017. Total rent expense under these additional leases was $272, $199, and $203 for the years ended December 31, 2012, 2011, and 2010.

Note 15. Income Taxes

Information pertaining to the Company’s income before income taxes is as follows:

	Year ended December 31,
	2012	2011	2010
Net income from continuing operations before income taxes:
Domestic	$11,316	$3,460	$267
Foreign	582	753	2,868

Total net income before income taxes	$11,898	$4,213	$3,135

Information pertaining to the Company’s provision (benefit) for income taxes is as follows:

	Year ended December 31,
	2012	2011	2010
Provision (benefit) for income taxes:
Current:
Federal	$2,784	$(35)	$(8)
State and local	227	52	(33)
Foreign	535	332	977

	3,546	349	936
Deferred:
Federal	670	1,077	162
State and local	(378)	(7)	(9)
Foreign	(18)	14	(63)

	274	1,084	90

Total provision for income taxes	$3,820	$1,433	$1,026

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2012	2011
Deferred tax assets:
Current:
Accrued expenses and other liabilities	$1,166	$923
Long-term:
Other liabilities	455	427
Deferred gain	703	843
State net operating loss carryforwards	7	1,037
Tax credit carryforwards	883	814
Unrealized foreign currency loss	211	117

Total deferred tax asset	3,425	4,161
Valuation allowance	—	—

Total deferred tax asset net of valuation allowance	3,425	4,161
Deferred tax liabilities:
Long-term:
Property, plant and equipment	542	676
Intangibles	3,727	4,149

Total deferred tax liability	4,269	4,825

Net deferred tax liability	$(844)	$(664)

The Company has not provided for the United States income or the foreign withholding taxes on the undistributed earnings of its subsidiaries operating outside of the United States. It is the Company’s intention to reinvest those earnings permanently, and accordingly, it is not practicable to estimate the amount of tax that might be payable.

The effective tax rate before income taxes varies from the current U.S. federal statutory income tax rate as follows:

	Year ended December 31,
	2012	2011
Statutory rate	34.00%	34.00%
State and local taxes	0.39	1.05
Permanent differences	-2.42	0.37
Tax credits	-3.34	-2.18
Foreign operations	2.69	2.16
Uncertain tax positions	1.23	—
Other	-0.44	-1.39

	32.11%	34.01%

As of December 31, 2012, the Company has utilized their remaining federal net operating losses. As of December 31, 2012, the Company has approximately $1,400 of Texas Temporary Margin Tax Credit that may be utilized through 2026, subject to certain annual limitations. Due to the limitations imposed on the Texas Temporary Margin Credit, the Company has reflected a deferred tax asset in the table above of $883, net of federal benefit.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, is as follows:

	2012	2011
Balance at January 1	$152	$131
Increases in tax positions for prior years	219	29
Decreases in tax positions for prior years	(36)	(8)
Settlements	—	—

Balance at December 31	$335	$152

Of the amounts reflected in the above table at December 31, 2012, the entire amount would reduce the Company’s annual effective tax rate if recognized. The Company had approximately $38 of accrued interest as of December 31, 2012. The Company records accrued interest related to income tax matters in the provision for income taxes in the accompanying consolidated statement of income. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company files income tax returns in the United States, Canada and Italy as well as various state and local tax jurisdictions with varying statutes of limitations. The 2009 through 2012 tax years generally remain subject to examination by federal, foreign and most state tax authorities.

Note 16. Supplemental Cash Flow Disclosures

Interest received and paid, income taxes paid and non-cash transactions incurred during the years ended December 31, 2012, 2011, and 2010 were as follows:

	2012	2011	2010
Interest Paid	$2,498	$2,552	$2,443
Income Taxes	2,067	1,247	65
Non-Cash Transactions:
Acquisition note—CVS (see note 20)	—	2,870	—
Acquisition deferred payments	—	85	—
Available for sale assets acquired under a capital leases	1,166	—	—
Issuance of stock in connection with acquisition of assets (see Note 20)	200	—	—
Issuance of stock in connection with a cashless warrant exercise	986	—	—
Repurchase of stock in connections with cashless warrant exercise	(754)	—	—
Transfer of warrant to capital stock upon exercise of cashless warrant	(232)	—	—
Legal settlement (see Note 25)	—	1,183	—
Terex Note payment paid in stock (1)	—	—	150
Manitex stock (2)	—	—	250

(1)	On March 1, 2010, the Company issued 64,655 shares of its common stock to Terex Corporation, in lieu of $150 of the principal payment on the Term Note that was due on March 1, 2010. These transactions are non-cash transactions. Accordingly, the cash flow statement excludes the impact of these transactions.
(2)	On January 6, 2010, the Company issued 130,890 shares of common stock to settle a promissory note issued on December 31, 2009 in connection with the Load King acquisition. The note was executed to ensure the delivery to the Seller of 130,890 shares of the Company’s Common Stock as provided for in the Purchase Agreement. This transaction is a non-cash transaction. Accordingly, the cash flow statement excludes the impact of this transaction.

Note 17. 401(k) Profit Sharing Plan

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

The amount paid in matching contributions by the company for 2012 was $187.

Note 18. Accrued Warranties

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

The following table summarizes the changes in product warranty liability:

	2012	2011
Balance January 1,	$698	$577
Accrual for warranties issued during the year	2,270	1,363
Warranty services provided	(1,981)	(1,232)
Changes in estimates	—	(8)
Foreign currency translation	1	(2)

Balance December 31,	$988	$698

Note 19. Segment Information

The Company operates in two business segments: Lifting Equipment and Equipment Distribution.

The Lifting Equipment segment is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes, predominately through a network of dealers, a diverse group of products that serve different functions and are used in a variety of industries. The Company markets a comprehensive line of boom trucks and sign cranes, a complete line of rough terrain forklifts, including both the Liftking and Noble product lines, as well as special mission oriented vehicles, and other specialized carriers, heavy material handling transporters and steel mill equipment. The Company also manufacturers a number of specialized rough terrain cranes and material handling products, including 15 and 30-ton cab down rough terrain cranes. Company lifting products are used in industrial applications, energy exploration and infrastructure development in the commercial sector and for military applications. The company’s specialized rough terrain cranes primarily serve the needs of the construction, municipality, and railroad industries. Additionally, the Company manufactures and distributes custom trailers and hauling systems typically used for transporting heavy equipment, the trailer business serves niche markets in the commercial construction, railroad, military, and equipment rental industries through a dealer network.

During the third quarter 2010, CVS Ferrari, srl, our recently formed Italian subsidiary located near Milan, commenced operations. CVS Ferrari, srl used through June 30, 2011 certain assets in its operations that it rented from CVS SpA under an exclusive rental agreement while CVS SpA proceeds through the Italian bankruptcy process (concordato preventivo). On June 29, 2011, the Company entered into an agreement with CVS SpA in Liquidation to purchase on July 1, 2011 the assets that were being rented. The rental agreement was terminated on July 1, 2011, when the rented assets were transferred to CVS Ferrari srl. See Note 20 for further details. Results for CVS are included in operations from its date of incorporation in June 2010.

The Equipment Distribution segment located in Bridgeview, Illinois is a distributor of Terex rough terrain and truck cranes and Manitex boom trucks and sky cranes. The Equipment Distribution segment predominately sells its products to end users, including the rental market. Its products are used primarily for infrastructure development and commercial constructions, applications include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance. The Equipment Distribution segment supplies repair parts for a wide variety of medium to heavy duty construction equipment and sells both domestically and internationally. The segment also provides repair services in the Chicago area. In the second quarter of 2010, the Company expanded our Equipment Distribution segment by creating a new division, North American Equipment Exchange, (“NAEE”) to market previously-owned construction and heavy equipment, domestically and internationally. This Division provides a wide range of used lifting and construction equipment of various ages and condition, and the Company has the capability to refurbish the equipment to the customers’ specification.

The following is financial information for our two operating segments, i.e., Lifting Equipment and Equipment Distribution. The below financial information includes results for each of the above acquisitions from the respective date of acquisition:

	Year ended December 31,
	2012	2011	2010
Net Revenues
Lifting Equipment	$188,792	$130,330	$89,669
Equipment Distribution	17,090	11,986	7,139
Inter-segment elimination	(633)	(25)	(933)

Total	$205,249	$142,291	$95,875

Operating Earnings
Lifting Equipment	$19,870	$11,069	$8,722
Equipment Distribution	202	64	33
Corporate expenses	(5,613)	(4,532)	(3,218)

Total operating income	$14,459	$6,601	$5,537

Total Assets
Lifting Equipment	$144,937	$115,211	$99,702
Equipment Distribution	6,374	6,255	5,595
Corporate	193	125	220

Total	$151,504	$121,591	$105,517

Total foreign source net revenue was approximately $90,691, $66,864 and $37,410 for the years ended December 31, 2012, 2011, and 2010, respectively. Total long-lived assets related to the Company’s foreign operations were approximately $5,145 and $5,656 for the years ended December 31, 2012 and 2011, respectively. Information of external net revenues and long lived asset information by country is shown on the below tables:

The following is a summary of goodwill by segment:

	2012	2011
Goodwill—Lifting Equipment Segment
Balance January 1	$14,992	$14,177
Goodwill related to CVS acquisition (see Note 20)	—	815
Foreign currency translation	16	—

Balance December 31,	15,008	14,992

Goodwill—Equipment Distribution Segment
Balance January 1 and December 31	275	275

Total goodwill at December 31,	$15,283	$15,267

Net Revenues

	2012	2011	2010
United States	$114,558	$75,427	$58,465
Canada	55,540	30,771	23,755
Italy	11,700	15,861	1,064
Australia	3,213	—	—
Korea	2,810	3,398	1,029
Russia	2,189	1,369	435
Germany	2,041	984	—
Mexico	1,867	1,296	510
Czech Republic	1,484	—	—
Brazil	1,205	1,443	2,434
Venezuela	1,188	473	481
France	810	4,647	278
United Arab Emirates	152	1,931	2,264
Switzerland	22	1,134	—
Algeria	—	—	2,790
Other	6,470	3,557	2,370

	$205,249	$142,291	$95,875

Company attributes revenue to different geographic areas based on where items are shipped or services are performed.

Long Lived Assets

	2012	2011
United States	$41,582	$44,726
Canada	788	766
Italy	4,357	4,890

Total Long-Lived Assets	$46,727	$50,382

Long-Lived Assets are based on where the operating unit is domiciled.

Note 20. Asset Purchases

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

Assumed Liabilities

In connection with the transactions, the Company assumed a liability of €500 (approximately $726).

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

Nine Ton Carry Deck Crane Asset Purchase

On October 3, 2012, the Company purchased the rights to, and the intangible assets and inventory of a newly designed 9 ton carry deck crane from SL Industries Ltd. (“SL”). SL developed the 9 ton carry deck on its own initiative using its own engineering and technical development staff. At the time, SL offered the rights to 9 ton carry deck crane, the Company had no understanding, commitment or obligation to purchase the rights to the 9 ton carry crane. The Company’s management recognized the value of the development and the potential to introduce a new and complementary product line to its offerings. SL is owned by an executive officer of the Company. As such the Company’s Board of Directors and Audit Committee approved the terms of asset acquisition before the Company executed an agreement with SL.

Total consideration for the acquired assets is as follows:

Total Consideration per Purchase Agreement	$545
Less: non cash consideration	(200)

Cash consideration	$345

Purchase price allocation
Inventory	$206
Unpatented technology	339

$545

Purchase Agreement

On October 3, 2012, a purchase agreement was entered into by SL Industries Ltd and Manitex International, Inc. (the Company) for the acquisition by the Company of a 9 ton carry deck crane that had been developed by SL Industries on its own initiative using its own engineering and technical development staff. The total consideration payable to SL or its designate was $545 of which $200 was payable in 29,112 shares of the Company’s common stock. The remaining balance is payable in cash.

Shares Issued

Pursuant to the terms of the agreement, the stock was valued at the average of the closing price for 7 days ending on September 13, 2012.

Assets Acquired at Fair Market Value

The total acquisition consideration is allocated to the assets acquired based on their fair values as of the date of acquisition. The fair value of inventory was valued by management applying its knowledge of the resale value of this type of competitive product. The fair value of the unpatented technology was valued utilizing a form of both the Market Approach and Income Approach to valuation of intangible assets outlined in FASB ASC 820. The Relief from Royalty method used by the Company estimated the benefit of ownership as the relief from royalty expense that would be needed to be incurred in the absence of ownership.

Note 21. Equity

Issuance of Common Stock and Warrants

Stock Warrants

The Company accounts for equity instruments issued to non-employees based on the fair value of the equity instruments issued. The Warrants were exercisable on a cashless basis under certain circumstances, and are callable by the Company on a cashless basis under certain circumstances.

Roth Capital Partners, LLC acted as exclusive placement agent for the 2007 Private Placement and received cash and warrants to purchase 105,000 shares of the Company’s common stock as a placement agent fee. The Warrants were issued the day after the closing of the 2007 Private Placement (September 11, 2007) and were exercisable after the sixth month anniversary of the issuance date of the Warrants until September 11, 2012. The warrant holder can purchase 105,000 shares of the Company’s common stock. The Warrants have an exercise price of $7.18 per share. On May 18, 2012, the holder of the outstanding warrants elected to exercise its rights to purchase 105,000 warrant shares under the cashless exercise provisions of the warrant. Under the cashless exercise provisions, the holder surrendered its rights to receive the number of shares with a value equal to the exercise price of $754 based on the average of $9.782 or the closing price for the five days, preceding the date of exercise or 77,071 shares. Upon exercise, the warrant holder was issued 27,929 shares of Company, which represents the difference between the 105,000 warrants exercised and the 77,071 shares withheld in lieu of a cash payment for the exercise price.

On June 18, 2007, the Company and Hayden Communications, Inc. (“Hayden”) entered into a contract under which Hayden will provide public and investor relation services to the Company for a period of one year. The contract provides for the issuance of 15,000 warrants to Hayden Communications, Inc. Each warrant allows Hayden to purchase one share of Company Common Stock for $7.08 per share. The warrants were exercisable beginning on June 15, 2008 and expired on June 15, 2011. The warrants issued to Hayden expired, unexercised, on June 15, 2011.

The Series A Warrants and the Series B Warrants (together the “Warrants”) were issued upon the closing of a private placement on November 15, 2006 and were exercisable after the sixth month anniversary of the issuance date of the Warrants until November 15, 2011. The Series A warrant holders can purchase 550,000 shares of the Company’s common stock. The Series A Warrants have an exercise price of $4.05 per share. The Series B warrant holders can purchase 550,000 shares of the Company’s common stock. The Series B Warrants have an exercise price of $4.25 per share. During the 2007, the warrant holders exercised 100,000 Series A warrants and 346,000 Series B warrants. During 2011, the warrant holders exercised 191,199 Series A warrants and 258,801 Series A warrants expired. During 2011, the warrant holders exercised 75,369 Series B warrants and 128,631 Series B warrants expired.

On November 15, 2006, the Company also issued warrants to purchase an aggregate of 192,500 shares of the Company’s common stock to a finder and to Roth Capital Partners, LLC for acting as placement agent in connection with the private placement that closed on November 15, 2006. These warrants were exercisable until November 15, 2011, and have an exercise price of $4.62 per share. These warrants expired, unexercised, on November 15, 2011.

As of December 31, 2012, there were no warrants outstanding as all warrants previously issued had either been exercised or have expired.

At December 31, 2012, 2011 and 2010 the Company had issued and outstanding warrants as follows:

Number of Warrants Shares			Exercise Price	Expiration Date	Reason for Issuance
December 31,
2012	2011	2010
—	—	450,000	$4.05	November 15, 2011	Private placement
—	—	204,000	$4.25	November 15, 2011	Private placement
—	—	192,500	$4.62	November 15, 2011	Placement Agent Fee
—	—	15,000	$7.08	June 15, 2011	Investor Relation Service
—	105,000	105,000	$7.18	September 11, 2012	Placement Agent Fee

The following table contains information regarding warrants for the years ended December 31, 2012, 2011, and 2010 respectively:

	2012		2011		2010
	Warrants	Price per Share	Warrants	Price per Share	Warrants	Price per Share
Outstanding on January 1	105,000	$7.18	966,500	$4.05-7.18	966,500	$4.05-7.18
Exercised	(105,000)	$7.18	(266,568)	$4.05 -4.25
Cancelled (expired)	—		(594,932)	$4.05-7.08
Outstanding on December 31	—		105,000	$7.18	966,500	$4.05-7.18
Weighted average exercise price	—		$7.18		$4.59
Weighted average remaining life of warrants at December 31	—		0.68 years		0.97 years

Cancelled (Expired) Warrants

On June 18, 2011, the Company cancelled 15,000 warrants issued to Hayden that expired on that date. On November 15, 2011, the Company cancelled 579,932 warrants that had expired on that date. In connection with the cancellation of warrants, approximately $1,098 which was previously included in shareholders’ equity under the caption entitled “warrants” was transferred to “paid in capital”. The amount transferred represents the value of the expiring warrant, as it was determined on the issue date of the warrants.

Stock Issuance

Load King acquisition shares

On January 6, 2010, the Company issued 130,890 shares of common stock to settle a promissory note issued on December 31, 2009 in connection with the Load King acquisition. The note was executed to ensure the delivery to the Seller of 130,890 shares of the Company’s Common Stock as provided for in the Purchase Agreement.

Stock issued to employees and Directors

The Company issued shares of common stock to employees and Directors at various times in 2012, 2011 and 2010 as restricted stock units issued under the Company’s 2004 Incentive Plan vested. Upon issuance entries were recorded to increase common stock and decrease paid in capital for the amounts shown below. The following is a summary of stock issuances that occurred during the three year period:

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
March 21, 2012	Employees	12,051	$94
March 21, 2012	Directors	6,600	52
December 31, 2012	Directors	11,700	80

		30,351	$226

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
January 1, 2011	Employees	10,000	$38
March 15, 2011	Directors	6,617	37
March 31, 2011	Employees	1,360	6
December 31, 2011	Directors	4,950	28

		22,927	$109

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
January 5, 2010	Employees	1,500	$3
January 6, 2010	Employees	4,000	9
January 18, 2010	Employees	1,000	2
January 28, 2010	Employees	10,500	21
February 1, 2010	Employees	5,500	12
March 31, 2010	Employees	1,320	6
October 1, 2010	Employees	16,831	106
December 31, 2010	Directors	6,800	6

		47,451	$165

Warrant exercises

On May 18, 2012, the Company issued shares of common stock in connection with a cashless exercise of warrant as detailed below:

Issued Date	Shares Issued	Shares Repurchased	Share Net of Repurchases	Repurchase Price
May 18, 2012	105,000	77,071	27,929	$9.782

In connection with the above cashless exercise $232, the value of warrants at the date of grant, was transferred from warrants to common stock. The shares 77,071 repurchased and cancelled were acquired $754 or $9.782 per share. The shares being repurchased were originally issued $9.39 per share or $724. The $30 difference was recorded as a direct charge to retained earnings.

On November 15, 2011, the Company issued 266,568 shares of common stock as warrant holders exercised 191,199 Series A warrants and 75,369 Series B warrants. The exercise of warrants resulted in an increase in common stock of $1,554 of which $1,095 represents cash received upon the exercise of the warrants and the balance of approximately $459 represents the value of exercised warrants determined upon issuance of the warrants on November 15, 2006. As a result of the exercise, the $459 which was previously included in shareholders’ equity under the caption warrants is transferred to common stock.

On October 3, 2012, the Company issued 29,112 shares to an executive officer. The executive officer was assigned the rights to receive the shares which had a value of $200 pursuant to a purchase agreement between SL and the Company. See Note 20 for additional details.

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

Avondale Partners, LLC acted as the Company’s exclusive placement agent in this offering. In accordance with the terms of a Placement Agency Agreement dated July 12, 2012 between the Company and the placement agent, the Company paid the placement agent a cash fee that represents 5.25% of the gross proceeds of the offering and reimbursed the placement agent for reasonable out-of-pocket expenses. The Company received net cash proceeds of approximately $3,781 after payment of investment bank fees of $217 and legal and other expenses of $127. The net proceeds from the stock offering was used to repay debt.

Stock Repurchase

The Company purchased shares of Common Stock at various times from certain employees at the closing price on date of purchase. The stock was purchased from the employees to satisfy employees’ withholding tax obligations related to stock issuances described above. The following is a summary of common stock purchases that occurred during 2011 and 2010 (no stock purchase occurred in 2012):

Date of Purchase	Shares Purchased	Closing Price on Date of Purchase
January 1, 2011	3,065	$3.85

Date of Purchase	Shares Purchased	Closing Price on Date of Purchase
January 5, 2010	490	$2.19
January 6, 2010	1,309	$2.19
January 18, 2010	327	$2.30
January 28, 2010	3,429	$2.30
February 1, 2010	1,798	$2.25
October 1, 2010	1,477	$2.48

	8,830

On May 18, 2012, the holder of the outstanding warrants elected to exercise its rights to purchase 105,000 warrant shares under the cashless exercise provisions of the warrant. In connection with cashless exercise, the Company repurchased 77,071 shares that had of value equal the exercise price of warrants being exercised or $754.

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

On December 18, 2008, the Company awarded under the Amended and Restated 2004 Equity Incentive Plan 103,375 and 21,155 restricted stock units to employees and to the independent Directors, respectively. The restricted stock units are subject to the same conditions as the restricted stock awards except the restricted stock units will not have voting rights and the common stock will not be issued until the vesting criteria are satisfied. The employee restricted stock units vested on January 2, 2009, following the Company’s final determination that each of the employees had met certain performance objectives. The units granted to Directors will vest 36.7%, 31.2% and 32.1% on December 31, 2008, December 31, 2009 and December 31, 2010 respectively. The restricted stock units awarded were valued at $112 or $0.90 per share, which was the closing price of the Company’s common stock on the date of grant. The value of the restricted stock units is being charged to compensation expense over the vesting period. The Company awarded under the Amended and Restated 2004 Equity Incentive Plan a total of 135,001; 26,667; and 22,500 restricted stock units to employees and directors during 2012, 2011 and 2010, respectively. The restricted stock units are subject to the same conditions as the restricted stock awards except the restricted stock units will not have voting rights and the common stock will not be issued until the vesting criteria are satisfied.

Compensation expense in 2012, 2011 and 2010 includes $132, $103 and $78 related to restricted stock units, respectively. Compensation expense related to restricted stock units will be $298, $245 and $245 for 2013, 2014 and 2015, respectively.

The following is a summary of restricted stock units that were awarded during 2012, 2011 and 2010:

2012 Grants	Vesting Date	Number of Restricted Stock Units	Closing Price on Date of Grant	Value of Restricted Stock Units Issued
March 21, 2012	March 21, 2012 18,651units; December 31, 2012 6,600 units; December 31, 2013 6,800 units	32,051	$7.83	$251
December 31, 2012	34,317 units December 31, 2013; 34,317 units December 31, 2014 and 34,316 units December 31, 2015	102,950	$7.14	735

		135,001		$986

2011 Grants	Vesting Date	Number of Restricted Stock Units	Closing Price on Date of Grant	Value of Restricted Stock Units Issued
January 1, 2011	January 1, 2011	10,000	$3.85	$38
March 15, 2011	6,667 units March 15, 2011; 4,950 units December 31, 2011 and 5,000 units December 31, 2012	16,667	$5.56	93

		26,667		$131

2010 Grants	Vesting Date	Number of Restricted Stock Units	Closing Price on Date of Grant	Value of Restricted Stock Units Issued
January 1, 2010	January 28, 2010	10,000	$1.92	$19
January 5, 2010	January 5, 2010	1,500	$2.19	3
January 6, 2010	January 6, 2010	4,000	$2.19	9
January 18, 2010	January 18, 2010	1,000	$2.30	2
January 28, 2010	January 28, 2010	500	$2.30	1
February 1, 2010	February 1, 2010	5,500	$2.25	12

		22,500		$46

The following table contains information regarding restricted stock units for the years ended December 31, 2012, December 31, 2011 and, December 31, 2010, respectively:

	Restricted Stock Units
	2012	2011	2010
Outstanding on January 1,	5,100	1,360	26,379
Issued	135,001	26,667	22,500
Vested and issued	(30,351)	(19,862)	(38,621)
Vested—issued and repurchased for income tax withholding	—	(3,065)	(8,830)
Forfeited	—	—	(68)

Outstanding on December 31	109,750	5,100	1,360

Note 22. Recent Accounting Guidance

Recently Adopted Accounting Guidance

In June 2011, the FASB issued ASU 2011-05—Presentation of Comprehensive Income (“ASU 2011-05”), requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. For public companies, ASU 2011-05 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2011, with earlier adoption permitted. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which defers certain aspects of ASU 2011-05 related to the presentation of reclassification adjustment.

On January 1, 2012, the Company adopted the provisions of ASU 2011-05 that were not deferred by ASU 2011-12. Accordingly, the Company’s financial statements include a “Consolidated Statements of Comprehensive Income” which immediately follows the Company’s Consolidated Statements of Income.

In July 2012, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other. This amendment is intended to reduce the cost and complexity of the annual impairment test for indefinite-lived intangible assets other than goodwill by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company elected to early adopt this guidance on October 1, 2012. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 23. Contractual Obligations

The following is a schedule as of December 31, 2012 of our long-term contractual commitments, future minimum lease payments under non-cancelable operating lease arrangements and other long-term obligations.

(In thousands)

	Payments due by period
	Total	2013	2014- 2015	2016- 2017	Thereafter
Revolving term credit facilities	$35,232	$875	$34,357	$—	$—
CVS working capital borrowing	6,110	6,110	—	—	—
Term loans	2,755	107	732	1,157	759
Operating lease obligations	4,485	1,372	2,155	958	—
Capital lease obligations (3)	6,816	1,589	3,089	1,843	295
Consulting agreements	124	124
Legal Settlement (See Note 24) (3)	1,805	95	190	190	1,330
Purchase obligations (1)	37,036	37,036	—	—	—

Total	$94,363	$47,308	$40,523	$4,148	$2,384

(1)	Except for a very insignificant amount, purchase obligations are for inventory items. Purchase obligations not for inventory would include research and development materials, supplies and services.
(2)	At December 31, 2012, the Company had unrecognized tax benefits of $335 thousand for which the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective tax authority. Thus, these liabilities have not been included in the contractual obligations table. See footnote 15.
(3)	Capital lease obligations and legal settlement include imputed interest.

Note 24. Transactions between the Company and Related Parties

In the course of conducting its business, the Company has entered into certain related party transactions.

The Company, through its subsidiaries, purchases and sells parts to GT Distribution, LLC (“GT”) including its subsidiaries, BGI USA, Inc. (“BGI”) and SL Industries, Ltd (“SL”). BGI is a distributor of assembly parts used to manufacture various lifting equipment. SL Industries, Ltd is a Bulgarian subsidiary of GT that manufactures fabricated and welded components used to manufacture various lifting equipment. GT is owned by the Company’s President of Manufacturing Operations.

The Company through its Manitex Liftking subsidiary provides parts and services to LiftMaster, Ltd (“LiftMaster”) or purchases parts or services from LiftMaster. LiftMaster is a rental company that rents and services rough terrain forklifts. LiftMaster is owned by the Vice President of a wholly owned subsidiary of the Company, Manitex Liftking, ULC, and a relative.

As of December 31, 2012 the Company had an accounts receivable of $62 and $69 from LiftMaster and SL, respectively and accounts payable of $869 and $101 to SL and LiftMaster, respectively. As of December 31, 2011 the Company had an accounts receivable of $54 from LiftMaster and accounts payable of $442 and $81 to GT and LiftMaster, respectively.

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

	2012	2011	2010
Bridgeview Facility (1)	$247	$240	$140
Sales to:
SL Industries, Ltd	65	216	3
LiftMaster (2)	6	6	117

Total Sales	70	222	120
Inventory Purchases from:
SL Industries, Ltd (3)	4,592	3,321	2,334
LiftMaster (2)	24	26	46
BGI	147	197	206

Total Inventory Purchases	$4,763	$3,544	$2,586
Intangible Asset Purchase (3)
SL Industries Ltd	$339	$—	$—

Total Intangible asset Purchase	$339	$—	$—

1.	The Company leases its 40,000 sq. ft. Bridgeview facility from an entity controlled by Mr. David Langevin, the Company’s Chairman and CEO. Pursuant to the terms of the lease, the Company makes monthly lease payments of $21. The Company is also responsible for all the associated operations expenses, including insurance, property taxes, and repairs. The lease will expire on June 30, 2016 and has a provision for six one year extension periods. The lease contains a rental escalation clause under which annual rent is increased during the initial lease term by the lesser of the increase in the Consumer Price Increase or 2.0%. Rent for any extension period shall however, be the then-market rate for similar industrial buildings within the market area. The Company has the option, to purchase the building by giving the Landlord written notice at any time prior to the date that is 180 days prior to the expiration of the lease or any extension period. The Landlord can require the Company to purchase the building if a change of Control Event, as defined in the agreement occurs by giving written notice to the Company at any time prior to the date that is 180 days prior to the expiration of the lease or any extension period. The purchase price regardless whether the purchase is initiated by the Company or the landlord will be the Fair Market Value as of the closing date of said sale.
(2)	The Company provides parts and services to LiftMaster, Inc. LiftMaster is a rental company that rents and services rough terrain forklifts. LiftMaster is owned by a relative of an Officer of Manitex Liftking, ULC.
(3)	The Company acquired the intangible assets associated with a nine ton carry deck crane (the “Crane”) developed by SL Industries Ltd. The intangible assets (the Intangible Assets”) includes all related technology, patents, drawings, designs, know-how and all technical information related to the Crane and its improvements, including all variations, sizes and models, both now in existence or which are hereafter developed. In exchange for the rights, designs and the two cranes, Manitex is contractually obligated to pay to SL the sum of $345 in cash (“the Cash Consideration”) and to issue them 29,112 shares of the Manitex’s common stock, (the “the Stock Consideration”). SL assigned to Mr. Litchev, the sole owner of SL and the Company’s President of Manufacturing, all of its rights to the Stock Consideration under the Agreement, and $139 of the Cash Consideration and Mr. Litchev agreed to this assignment, and accepted the Stock Consideration and $139 of the Cash Consideration.

Note 25. Legal Proceedings and Other Contingencies

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

Additionally beginning on December 31, 2011, the Company’s workmen’s compensation insurance policy has per claim deductible of $250 and aggregates of $1,000 and $1,150 for 2012 and 2013 policy years, respectively. The Company is fully insured for any amount on any individual claim that exceeds the deductible and for any additional amounts of all claims once the aggregate is reached. The Company currently has several workmen compensation claims related to injuries that occurred after December 31, 2011 and therefore are subject to a deductible. The Company does not believe that the contingencies associated with these worker compensation claims in aggregate will have a material adverse effect on the Company. Prior to December 31, 2011, worker compensation claims were fully insured.

On May 5, 2011, Company entered into two separate settlement agreements with two plaintiffs. As of December 31, 2012, the Company has a remaining obligation under the agreements to pay the plaintiffs $1,805 without interest in 19 annual installments of $95 on or before May 22 each year. The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total payment will be charged to interest expense over payment period.

It is reasonably possible that the “Estimated Reserve for Product Liability Claims” may change within the next 12 months. A change in estimate could occur if a case is settled for more or less than anticipated, or if additional information becomes known to the Company.

Note 26. Quarterly Financial Data (Unaudited)

Unaudited Quarterly Financial Data

Summarized quarterly financial data for 2012 and 2011 are as follows (in thousands, except per share amounts).

	2012				2011
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net revenues	$42,849	$52,496	$53,380	$56,524	$31,722	$37,066	$36,942	$36,561
Gross Profit	8,576	10,756	10,810	10,322	6,459	7,478	7,824	7,489
Net income (loss)	$1,251	$2,308	$2,504	$2,014	$442	$1,029	$1,020	$289
Earnings (loss) per Share
Basic	$0.11	$0.20	$0.21	$0.16	$0.04	$0.09	$0.09	$0.03
Diluted	$0.11	$0.20	$0.21	$0.16	$0.04	$0.09	$0.09	$0.03
Shares outstanding
Basic	11,683,306	11,713,206	12,140,674	12,256,237	11,402,821	11,409,533	11,409,533	11,545,768
Diluted	11,684,829	11,729,360	12,148,776	12,266,867	11,581,676	11,601,180	11,454,012	11,555,764

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

Management’s Assessment

Management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. In connection with such evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2012, has been audited by UHY LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Bonus Awards

On March 8, 2013, the Compensation Committee of the Board of Directors of the Company recommended to the Board of Directors, that certain bonuses be awarded to key Executive Officers of the Company. The discretionary awards were based on the recognition by the Committee of the superior level of performance and leadership provided by these Executives during 2012, which led to the Company’s improved financial performance for that year. The recommended awards were to the Company’s Chairman and Chief Executive officer, David J. Langevin, in the amount of $442,500, to the Company’s President and Chief Operating Officer, Andrew M Rooke, in the amount of $348,100, to the Company’s President of Manufacturing Operations, Lubomir T Litchev in the amount of $330,400 and to the Company’s Vice President and Chief Financial Officer, David H. Gransee, in the amount of $214,000. The Compensation Committee recommended that fifteen percent of the bonus award be paid in restricted stock awarded under the Company’s 2004 Equity Incentive Plan and that the remainder of the bonus awards be paid in cash. The Board of Directors approved the bonuses recommended by the Compensation Committee.

PART III

Certain information required by Part III is omitted from this Form 10-K as the Company intends to file with the Commission its definitive Proxy Statement for its 2013 Annual Meeting of Shareholders (the “2013 Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2012.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the headings “Nominees to Serve Until the 2014 Annual Meeting,” “Executive Officers of the Company who are not also Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Committee on Directors and Board Governance,” and “Audit Committee” in our 2013 Proxy Statement is incorporated herein by reference.

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

The information under the headings “Compensation Committee Interlocks and Insider Participation,” “EXECUTIVE COMPENSATION,” and “DIRECTOR COMPENSATION” in our 2013 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the headings “Equity Compensation Plan Information” and “PRINCIPAL STOCKHOLDERS” in our 2013 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the headings “Transactions with Related Persons,” “Corporate Governance,” “Compensation Committee,” and “Audit Committee” in our 2013 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the heading “AUDIT COMMITTEE” in our 2013 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

(1)	Financial Statements

See Index to Financial Statements on page 43.

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

Dated: March 14, 2013

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

/s/ DAVID J. LANGEVIN David J. Langevin, Chairman and Chief Executive Officer (Principal Executive Officer)	March 14, 2013

/s/ DAVID H. GRANSEE David H. Gransee, Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2013

/s/ RONALD M. CLARK Ronald M. Clark, Director	March 14, 2013

/s/ STEPHEN J. TOBER Stephen J. Tober, Director	March 14, 2013

/s/ ROBERT S. GIGLIOTTI Robert S. Gigliotti, Director	March 14, 2013

/s/ MARVIN B. ROSENBERG Marvin B. Rosenberg, Director	March 14, 2013

Exhibit Index

Exhibit No.	Description

2.1	English Summary of Form of Agreement for Sale of Company Division dated June 27, 2011 between C.V.S. Costruzione Veicoli Speciali S.p.A. and CVS Ferrari srl (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K/A filed on August 8, 2011).

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on November 13, 2008).

3.2	Amended and Restated Bylaws of Veri-Tek International, Corp. (now known as Manitex International, Inc.), as amended (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed on March 27, 2008).

4.1	Specimen Common Stock Certificate of Manitex International, Inc. (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on March 25, 2009).

4.2	Rights Agreement, dated as of October 17, 2008, between Manitex International, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 21, 2008).

10.1*	Employment Agreement, dated December 12, 2012, between Manitex International, Inc. and David J. Langevin (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-k filed on December 17, 2012).

10.2*	Employment Agreement, dated December 12, 2012, between Manitex International, Inc. and Andrew M. Rooke (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-k filed on December 17, 2012).

10.3*	Employment Agreement, dated December 12, 2012, between Manitex International, Inc. and Lubomir T. Litchev (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-k filed on December 17, 2012).

10.4*	Employment Agreement, dated December 12, 2012, between Manitex International, Inc. and David H. Gransee (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-k filed on December 17, 2012).

10.5 *	Second Amended and Restated Manitex International, Inc. 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed on March 30, 2010).

10.6 *	Form of Restricted Stock Unit Award (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 16, 2007).

10.7	Lease dated April 17, 2006 between Krislee-Texas, LLC and Manitex, Inc. for facility located in Georgetown, Texas (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed on April 13, 2007).

10.8	Lease Agreement, dated July 10, 2009, by and between Badger Equipment Company and Avis Industrial Corporation (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on July 16, 2009).

10.9	Lease Agreement, dated May 26, 2010, between Manitex International, Inc. and KB Building, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 28, 2010).

10.10	Lease dated June 8, 2010, between Aldrovandi Equipment Limited and Manitex Liftking, ULC for facility located in Woodbridge, Ontario (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 13, 2010).

Exhibit No.	Description

10.11	Loan Agreement by and between Comerica Bank and Veri-Tek International, Corp. (now known as Manitex International, Inc.) dated November 19, 2004 (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (Amendment No. 2) filed on December 1, 2004 (Registration No. 333-11830)).

10.12	Second Amended and Restated Credit Agreement, dated April 11, 2007, by and between Veri-Tek International, Corp. (now known as Manitex International, Inc.), Manitex, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 15, 2007).

10.13	Amendment No. 1, effective as of August 9, 2007, to the Second Amended and Restated Credit Agreement by and between Veri-Tek International, Corp. (now known as Manitex International, Inc.), Manitex, Inc., and Comerica Bank dated April 11, 2007 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 14, 2007).

10.14	Amendment No. 2, dated October 18, 2007, to the Second Amended and Restated Credit Agreement by and between Veri-Tek International, Corp. (now known as Manitex International, Inc.), Manitex, Inc. and Comerica Bank dated April 11, 2007, as amended (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 22, 2007).

10.15	Amendment No. 3, dated June 30, 2008, to Second Amended and Restated Credit Agreement dated April 11, 2007, as amended, and Amendment to Revolving Credit Note, by and between Manitex International, Inc., Manitex, Inc., and Comerica Bank, as amended (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 7, 2008).

10.16	Amendment No. 4, dated July 9, 2009, to Second Amended and Restated Credit Agreement dated April 11, 2007, as amended, and Amendment to Revolving Credit Note, by and between Manitex International, Inc., Manitex , Inc., and Comerica Bank, as amended (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 10, 2009).

10.17	Amendment No. 5, dated November 9, 2010, to Second Amended and Restated Credit Agreement, dated April 11, 2007, as amended and Amendment to Revolving Credit Note, by and between Manitex International, Inc., Manitex , Inc., and Comerica Bank, as amended (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 12, 2010).

10.18	Amendment No. 6, dated November 9, 2010, to Second Amended and Restated Credit Agreement, dated April 11, 2007, as amended and Amendment to Revolving Credit Note, by and between Manitex International, Inc., Manitex , Inc., and Comerica Bank, as amended (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 12, 2010).

10.19	Amendment No. 7, dated June 28, 2011, to Second Amended and Restated Credit Agreement and Amendment to Revolving Credit Note dated August 9, 2007, by and between Manitex International, Inc., Manitex, Inc., and Comerica Bank, as amended (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 1, 2011).

10.20	Amendment No. 8, dated February 16, 2012, to Second Amended and Restated Credit Agreement and Amendment to Revolving Credit Note, by and between Manitex International, Inc., Manitex, Inc., and Comerica Bank, as amended (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 17, 2012).

10.21	Amendment No. 9 to Second Amended and Restated Credit Agreement and Amendment to Revolving Credit Note, by and between Manitex International, Inc., Manitex, Inc., and Comerica Bank, as amended (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 2, 2012).

Exhibit No.	Description

10.22	Amendment No. 10 to Second Amended and Restated Credit Agreement and Amendment to Revolving Credit Note, by and between Manitex International, Inc., Manitex, Inc., and Comerica Bank, as amended (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 1, 2012).

10.23	Amendment No. 11 to Second Amended and Restated Credit Agreement and Amendment to Revolving Credit Note, by and between Manitex International, Inc., Manitex, Inc., and Comerica Bank, as amended (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 8, 2012).

10.24	Amendment No. 12 to Second Amended and Restated Credit Agreement and Amendment to Revolving Credit Note, by and between Manitex International, Inc., Manitex, Inc., and Comerica Bank, as amended (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 13, 2012).

10.25	Revolving Credit Note for $16,500,000 dated April 11, 2007, payable to Comerica Bank by Manitex, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 15, 2007).

10.26	Master Revolving Note in the principal amount of $20.5 million, dated July 9, 2009, by and between Manitex, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 10, 2009).

10.27	Amendment, effective May 5, 2010, to Master Revolving Note in the principal amount of $20.5 million, dated July 9, 2009, by and between Manitex, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 11, 2010).

10.28	Letter Agreement between Manitex Liftking, ULC and Comerica Bank dated December 29, 2006 (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Annual Report on Form 10-K/A filed on May 17, 2007).

10.29	Letter Agreement, dated June 30, 2008, by and between Manitex LiftKing, ULC and Comerica Bank (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 7, 2008).

10.30	Letter Agreement, dated October 29, 2009, by and between Manitex LiftKing, ULC and Comerica Bank (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on November 2, 2009).

10.31	Amendment effective as of June 29, 2011 to the Letter Agreement dated October 29, 2009 by and between Manitex LiftKing, ULC and Comerica Bank (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 1, 2011).

10.32	Amended and Restated Letter Agreement between Manitex Liftking, ULC and Comerica Bank dated December 23, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 30, 2011).

10.33	Security Agreement, dated December 29, 2006, between Manitex Liftking, ULC and Comerica Bank (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to the Annual Report on Form 10-K/A filed on May 17, 2007).

10.34	Amendment dated December 23, 2011 to Security Agreement dated December 29, 2006, between Manitex Liftking, ULC and Comerica Bank (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 30, 2011).

10.35	Guaranty executed by Manitex, LLC on December 29, 2006, guaranteeing the loan from Comerica Bank to Manitex Liftking, ULC (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Annual Report on Form 10-K/A filed on May 17, 2007).

Exhibit No.	Description

10.36	Advance Formula Agreement dated as of December 23, 2011, made by Manitex Liftking, ULC in favor of Comerica Bank (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on December 30, 2011).

10.37	Amendment No. 1, dated August 10, 2012, to Advance Formula Agreement dated as of December 23, 2011, made by Manitex Liftking, ULC in favor of Comerica Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 13, 2012).

10.38	Master Revolving Note in the principal amount of $500,000 dated May 5, 2010, between Manitex International, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August May 11, 2010).

10.39	Amendment No. 1, dated August 10, 2012, to Master Revolving Note in the principal amount of $500,000 dated May 5, 2010, between Manitex International, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 13, 2012).

10.40	Letter agreement dated May 5, 2010, between Manitex International, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 11, 2010).

10.41	Amendment effective as of June 29, 2011 to the Letter Agreement dated May 5, 2010 between Manitex International, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on July 1, 2011).

10.42	Comerica Bank Foreign Currency Exchange Master Agreement, dated September 7, 2007, between Veri-Tek International, Corp. (now known as Manitex International, Inc.) and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 14, 2007).

10.43	Specialized Equipment Export Facility Master Revolving Note for $2.0 million dated December 23, 2011, between Manitex Liftking, ULC and Comerica Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 30, 2011).

10.44	Manitex International, Inc. Guarantee dated as of December 23, 2011 in favor of Comerica Bank related to indebtedness of Manitex Liftking, ULC Specialized Equipment Export Facility (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on December 30, 2011).

10.45	Manitex, LLC Guarantee dated as of December 23, 2011, in favor of Comerica Bank related to indebtedness of Manitex Liftking, ULC Specialized Equipment Export Facility (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on December 30, 2011).

10.46	Manitex International, Inc. Waiver issued to Export Development Canada dated December 9, 2011 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on December 30, 2011).

10.47	Manitex, LLC Waiver issued to Export Development Canada dated December 9, 2011 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on December 30, 2011).

10.48	Amended and Restated Master Revolving Note (Multi-Currency) for $6.5 million dated December 23, 2011, between Manitex Liftking, ULC and Comerica Bank (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on December 30, 2011).

10.49	Amended and Restated Guaranty dated December 23, 2011 from Manitex International, Inc. to Comerica Bank related to Manitex Liftking, ULC Amended and Restated Master Revolving Note (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on December 30, 2011).

Exhibit No.	Description

10.50	Amended and Restated Security Agreement dated as of December 23, 1011 from Manitex International, Inc. to Comerica Bank related to Manitex Liftking, ULC Amended and Restated Master Revolving Note (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on December 30, 2011).

10.51	Amended and Restated Guaranty dated December 23, 2011 from Manitex, LLC to Comerica Bank related to Manitex Liftking, ULC Amended and Restated Master Revolving Note (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on December 30, 2011).

10.52	Security Agreement dated as of December 23, 2011 from Manitex, LLC to Comerica Bank related to Manitex Liftking, ULC Amended and Restated Master Revolving Note (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on December 30, 2011).

10.53	Floorplan and Security Agreement between Manitex International, Inc. and HCA Equipment Finance LLC, dated December 15, 2008, together with the form of Extension of Credit, which is attached as Exhibit A thereto, and the Addendum to Floorplan and Security Agreement, dated January 20, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 27, 2009).

10.54	Restructuring Agreement, dated October 6, 2008, by and among Terex Corporation, Crane & Machinery, Inc., and Manitex International, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 10, 2008).

10.55	Term Note in principal amount of $2,000,000, dated October 6, 2008, payable by Manitex International, Inc. to Terex Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 10, 2008).

10.56	Security Agreement, dated October 6, 2008, by and between Crane & Machinery, Inc. and Terex Corporation (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on October 10, 2008).

10.57	Master Revolving Note in the principal amount of $22.5 million dated June 29, 2011 by and between, and between Manitex, Inc. and Comerica Bank (incorporated by reference to Exhibit 10-2 to the Current Report on Form 8-K filed on July 1, 2011).

10.58	Master Revolving Note in the principal amount of $1.0 million dated June 29, 2011 by and between, and between Manitex International, Inc. and Comerica Bank (incorporated by reference to Exhibit 10-6 to the Current Report on Form 8-K filed on July 1, 2011).

10.59	Guaranty of Manitex International, Inc. dated June 29, 2011 that guarantees Manitex, Inc. indebtedness to Comerica Bank (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on July 1, 2011).

10.60	Guaranty of Manitex International, Inc. dated June 29, 2011 that guarantees Manitex Liftking, ULC indebtedness to Comerica Bank (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on July 1, 2011).

10.61	Guaranty of Badger Equipment Company and Manitex Load King, Inc. dated June 29, 2011 that guarantees Manitex, Inc. and Manitex International, Inc. indebtedness to Comerica Bank (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on July 1, 2011).

10.62	Security Agreement dated June 29, 2011 by and between, and between Badger Equipment Company and Comerica Bank (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on July 1, 2011).

Exhibit No.	Description

10.63	Security Agreement dated June 29, 2011 by and between, and between Manitex Load King, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on July 1, 2011).

10.64	Guaranty of Manitex, Inc. dated June 29, 2011 that guarantees Manitex International, Inc. indebtedness to Comerica Bank (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on July 1, 2011).

10.65	Loan Agreement dated November 2, 2011, between the South Dakota Board of Economic Development and Manitex Load King, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 8, 2011).

10.66	Promissory Note in the principal amount of $857,500 dated November 2, 2011, between Manitex Load King, Inc. and the South Dakota Board of Economic Development (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 8, 2011).

10.67	Mortgage—One Hundred Eighty Day Redemption dated November 2, 2011, between Manitex Load King, Inc. and the South Dakota Board of Economic Development (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 8, 2011).

10.68	Guaranty Agreement dated November 2, 2011, between the State of South Dakota Board of Economic Development and Manitex International, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on November 8, 2011).

10.69*	Employment Agreement dated November 2, 2011, between the State of South Dakota Board of Economic Development and Manitex Load King, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on November 8, 2011).

10.70	Promissory Note in the principal amount of $857,500 dated November 2, 2011, between Manitex Load King, Inc. and Home Federal Bank (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on November 8, 2011).

10.71	Mortgage One Hundred Eighty Day Redemption dated November 2, 2011, between Manitex Load King, Inc. and Home Federal Bank (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on November 8, 2011).

10.72	Guaranty dated November 2, 2011, between Manitex International, Inc., Manitex Load King, Inc. and Home Federal Bank (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on November 8, 2011).

10.73	Promissory Note in the principal amount of $400,000 dated November 2, 2011, between Manitex Load King, Inc. and Home Federal Bank (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on November 8, 2011).

10.74	Security Agreement dated November 2, 2011, between Home Federal Bank and Manitex Load King, Inc. (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on November 8, 2011).

10.75	English Summary of Form of Agreement for the Provision of Goods dated June 29, 2011 between CVS Ferrari Srl and Cabletronic srl. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed on August 8, 2011).

10.76	English Summary of Form of Letter Agreement dated February 11, 2011 between C.V.S. Costruzione Veicoli Speciali S.p.A. and CVS Ferrari srl (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed on August 8, 2011).

21.1 (1)	Subsidiaries of the Company.

Exhibit No.	Description

23.1 (1)	Consent of UHY LLP.

24.1 (1)	Power of Attorney (included on signature page).

31.1 (1)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 (1)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 (1)	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350.

101 **	The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the fiscal years ended December 31, 2012, 2011 and 2010, (ii) Consolidated Balance Sheets as of December 31, 2012 and 2011, (iii) Consolidated Statements of Shareholders Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Denotes a management contract or compensatory plan or arrangement.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

(1)	Filed herewith.