Form 10-Q
period 2013-03-31
Manitex International, Inc.
filed 2013-05-08
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of the registrant’s common stock, no par, outstanding at May 7, 2013 was 12,295,879

MANITEX INTERNATIONAL, INC.

FORM 10-Q INDEX

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2013	December 31, 2012
	Unaudited	Unaudited
ASSETS
Current assets
Cash	$2,120	$1,889
Trade receivables (net)	38,510	36,189
Accounts receivable finance	239	276
Other receivables	3,565	2,761
Inventory (net)	62,761	61,290
Deferred tax asset	1,166	1,166
Prepaid expense and other	2,082	1,206

Total current assets	110,443	104,777

Accounts receivable finance	253	307
Total fixed assets (net)	10,253	10,297
Intangible assets (net)	17,840	18,442
Deferred tax asset	2,258	2,259
Goodwill	15,259	15,283
Other long-term assets	121	139

Total assets	$156,427	$151,504

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable—short term	$8,245	$6,218
Revolving credit facilities	857	875
Current portion of capital lease obligations	1,063	1,040
Accounts payable	26,599	25,101
Accounts payable related parties	531	839
Accrued expenses	6,626	7,745
Other current liabilities	1,557	1,533

Total current liabilities	45,478	43,351

Long-term liabilities
Revolving term credit facilities	35,854	34,357
Deferred tax liability	4,270	4,269
Notes payable	2,371	2,648
Capital lease obligations	3,725	4,000
Deferred gain on sale of building	1,933	2,028
Other long-term liabilities	1,330	1,318

Total long-term liabilities	49,483	48,620

Total liabilities	94,961	91,971

Commitments and contingencies
Shareholders’ equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at March 31, 2013 and December 31, 2012	—	—
Common Stock—no par value 20,000,000 shares authorized, 12,295,879 and 12,268,443 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	53,329	53,040
Paid in capital	1,180	1,098
Retained earnings	6,590	4,679
Accumulated other comprehensive income	367	716

Total shareholders’ equity	61,466	59,533

Total liabilities and shareholders’ equity	$156,427	$151,504

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for share and per share data)

	Three Months Ended March 31,
	2013	2012
	Unaudited	Unaudited
Net revenues	$59,566	$42,849
Cost of sales	49,330	34,273

Gross profit	10,236	8,576
Operating expenses
Research and development costs	812	670
Selling, general and administrative expenses	6,167	5,386

Total operating expenses	6,979	6,056

Operating income	3,257	2,520
Other income (expense)
Interest expense	(593)	(647)
Foreign currency transaction (loss) gain	(63)	14
Other (expense) income	(4)	8

Total other Income (expense)	(660)	(625)

Income before income taxes	2,597	1,895
Income tax	686	644

Net income	$1,911	$1,251

Earnings Per Share
Basic	$0.16	$0.11
Diluted	$0.16	$0.11
Weighted average common shares outstanding
Basic	12,275,759	11,683,306
Diluted	12,307,792	11,684,829

The accompanying notes are an integral part of these financial statements.

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended March 31,
	2013	2012
	Unaudited	Unaudited
Net income	$1,911	$1,251
Other comprehensive income (loss)
Foreign currency translation adjustments	(349)	231
Derivative instrument fair market value adjustment—net of income taxes	—	68

Total other comprehensive income	(349)	299

Comprehensive income	$1,562	$1,550

The accompanying notes are an integral part of these financial statements.

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2013	2012
	Unaudited	Unaudited
Cash flows from operating activities:
Net income	$1,911	$1,251
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	864	870
Changes in allowances for doubtful accounts	(3)	(10)
Changes in inventory reserves	(60)	(23)
Deferred income taxes	1	690
Share based compensation	371	159
Reserves for uncertain tax provisions	12	2
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,320)	(6,624)
(Increase) decrease in accounts receivable finance	73	155
(Increase) decrease in inventory	(1,933)	(5,294)
(Increase) decrease in prepaid expenses	(883)	(606)
(Increase) decrease in other assets	18	(11)
Increase (decrease) in accounts payable	1,478	6,044
Increase (decrease) in accrued expense	(1,079)	1,128
Increase (decrease) in other current liabilities	48	42
Increase (decrease) in other long-term liabilities	—	(30)

Net cash used for operating activities	(2,502)	(2,257)

Cash flows from investing activities:
Proceeds from the sale of fixed assets	—	3
Purchase of property and equipment	(422)	(221)

Net cash used for investing activities	(422)	(218)

Cash flows from financing activities:
Borrowing on revolving term credit facilities	1,651	2,633
Net borrowings on working capital facilities	1,397	870
New borrowings—notes payable	809	731
Note payments	(268)	(1,268)
Payments on capital lease obligations	(252)	(153)

Net cash provided by financing activities	3,337	2,813

Net increase in cash and cash equivalents	413	338
Effect of exchange rate change on cash	(182)	114
Cash and cash equivalents at the beginning of the year	1,889	71

Cash and cash equivalents at end of period	$2,120	$523

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except share and per share data)

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

The Company’s North American Equipment Exchange division, (“NAEE”) markets previously-owned construction and heavy equipment, domestically and internationally. This division provides a wide range of used lifting and construction equipment of various ages and condition, and has the capability to refurbish the equipment to the customers’ specification.

2. Basis of Presentation

The accompanying consolidated financial statements, included herein, have been prepared by the Company without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed) necessary for a fair presentation of the Company’s financial position as of March 31, 2013, and results of its operations and cash flows for the periods presented. The consolidated balances as of December 31, 2012 were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2012.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the year.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amounts the Company’s customers are invoiced and do not bear interest. Accounts Receivable is reduced by an allowance for amounts that may become uncollectible in the future. The Company’s estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where the Company has information that the customer may have an inability to meet its financial obligations. The Company had allowances for doubtful accounts of $159 and $161 at March 31, 2013 and December 31, 2012, respectively.

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

3. Financial Instruments—Forward Currency Exchange Contracts

The following tables set forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 by level within the fair value hierarchy. As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is summary of items that the Company measures at fair value:

	Fair Value at March 31, 2013
	Level 1	Level 2	Level 3	Total
Asset
Forward currency exchange contracts	$—	$154	$—	$154

Total current assets at fair value	$—	$154	$—	$154

Liabilities:
Forward currency exchange contracts	$—	$(47)	$—	$(47)

Total current liabilities at fair value	$—	$(47)	$—	$(47)

	Fair Value at December 31, 2012
	Level 1	Level 2	Level 3	Total
Asset
Forward currency exchange contracts	$—	$137	$—	$137

Total current assets at fair value	$—	$137	$—	$137

Liabilities:
Forward currency exchange contracts	$—	$(13)	$—	$(13)

Total current liabilities at fair value	$—	$(13)	$—	$(13)

Fair Value Measurements

ASC 820-10 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	—	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	—	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3	—	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

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

When the Company’s Canadian subsidiary receives a significant new U.S. dollar order, management will evaluate different options that may be available to mitigate future currency exchange risks. The decision to hedge future sales is not automatic and is decided case by case. The Company will only use hedge instruments to hedge firm existing sales orders and not estimated exposure, when management determines that exchange risks exceeds desired risk tolerance levels. The forward currency contracts used to hedge future sales are designated as cash flow hedges under ASC 815-10.

The Company enters into forward currency exchange contracts in relationship such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. The forward currency exchange contracts that the Company has to offset existing assets and liabilities denominated in other than the reporting units’ functional currency have been determined not to be considered a hedge under ASC 815-10. Items denominated in other than a reporting units functional currency includes U.S. denominated accounts receivables and accounts payable held by our Canadian subsidiary and intercompany receivables due from the Company’s Canadian and Italian subsidiaries.

As required, forward currency contracts are recognized as an asset or liability at fair value on the Company’s Consolidated Balance Sheet. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (date of sale). Gains or losses on cash flow hedges when recognized into income are included in net revenues. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The Company expects minimal ineffectiveness as the Company has hedged only firm sales orders and has not hedged estimated exposures. For derivative instruments that are not designated and do not qualify as cash flow hedge, both realized and unrealized gains and losses related to these forward currency contracts are included in current earnings and are reflected in the Statement of Income in the other income expense section on the line titled foreign currency transaction gains (losses).

As of March 31, 2013 and December 31, 2012, the Company had no outstanding forward currency contracts that were in place to hedge future sales. Therefore, there are currently no unrealized pre-tax gains or loss which will reclassified from other comprehensive income into earnings during the next 12 months.

At March 31, 2013, the Company had entered into a series of forward currency exchange contracts. The contracts obligate the Company to purchase approximately CDN $2,647 in total. The contracts, which are in various amounts, mature between April 2, 2013 and June 3, 2013. Under the contracts, the Company will purchase Canadian dollars at exchange rates between 0.9657 and 1.0195. The Canadian to US dollar exchange rates was $0.9843 at March 31, 2013. At March 31, 2013, the Company had forward currency contracts to sell €800 at 1.4240 and €400 at 1.3538 with contract maturity dates of July 2, 2013 and January 31, 2014, respectively. The Euro to US dollar exchange rate was 1.2805 at March 31, 2013. The unrealized currency exchange asset is reported under prepaid expense and other if it is an asset or under accrued expenses if it is a liability on the balance sheet.

As of March 31, 2013, the Company had the following forward currency contracts:

Nature of Derivative	Amount		Type
Forward currency contract	CDN$	2,647	Not designated as hedge instrument
Forward currency contract		€1,200	Not designated as hedge instrument

The following table provides the location and fair value amounts of derivative instruments that are reported in the Consolidated Balance Sheet as of March 31, 2013 and December 31, 2012:

Total derivatives NOT designated as a hedge instrument

	Balance Sheet Location	Fair Value
		March 31, 2013	December 31, 2012
Asset Derivatives
Foreign currency Exchange Contract	Prepaid expense and other	$154	$137

Liabilities Derivatives
Foreign currency Exchange Contract	Accrued expense	$(47)	$(13)

Total derivatives designated as a hedge instrument

As of March 31, 2013 and December 31, 2012, the Company had no outstanding forward currency contracts that were in place to hedge future sales and would have been designated as a hedge instrument.

The following tables provide the effect of derivative instruments on the Consolidated Statement of Income for the three months ended March 31, 2013 and 2012:

Derivatives Not designated as Hedge Instrument	Location of gain or (loss) recognized in Income Statement	Three months ended March 31,
		2013	2012
Forward currency contracts	Foreign currency transaction gains (losses)	$(17)	$7

Derivatives designated as Hedge Instrument	Location of gain or (loss) recognized in Income Statement	Three months ended March 31,
		2013	2012
Forward currency contracts	Net revenue	$—	$(21)

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

5. Net Earnings per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of warrants, and restricted stock units. Details of the calculations are as follows:

	Three months ended March 31,
	2013	2012
Net Income per common share
Basic	$1,911	$1,251
Diluted	$1,911	$1,251
Earnings per share
Basic	$0.16	$0.11
Diluted	$0.16	$0.11
Weighted average common share outstanding
Basic	12,275,759	11,683,306

Diluted
Basic	12,275,759	11,683,306
Dilutive effect of restricted stock units	32,033	1,524

	12,307,792	11,684,829

For the three months ended March 31, 2012, there are 105,000 warrants which are anti-dilutive and therefore not included in the average number of diluted shares outstanding shown above. No potentially dilutive securities were excluded from the computation for the three months ended March 31, 2013.

6. Equity

Stock Issuance

On March 8, 2012, the Company issued 27,463 shares of common stock to employees and Directors for restricted stock units issued under the Company’s 2004 Incentive Plan, which had vested.

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

The following table contains information regarding restricted stock units:

March 31, 2013
Outstanding on January 1, 2013	109,750
Units granted during the period	40,836
Vested and issued	(27,436)

Outstanding on March 31, 2013	123,150

On March 8, 2013, the Company granted an aggregate of 20,000 restricted stock units to four independent Directors pursuant to the Company’s 2004 Equity Incentive Plan. Restricted stock units of 6,600, 6,600 and 6,800 vest on March 8, 2013, December 31, 2013 and December 31, 2014, respectively.

On March 8, 2013, the Company granted 20,836 restricted stock units to employees pursuant to the Company’s 2004 Equity Incentive Plan. The restricted stock units which vested immediately represents a portion of the employees’ 2012 bonus award that was paid in restricted stock units.

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $151and $64 for the three months March 31, 2013 and 2012, respectively. Additional compensation expense related to restricted stock units will be $286, $317 and $245 for the remainder of 2013, 2014 and 2015, respectively.

Accumulated other Comprehensive Income

The table below presents changes in Accumulative other comprehensive income for the three months March 31, 2013:

Accumulated Translation Adjustment
Beginning balance – January 1, 2013	$716
Current – period other comprehensive loss	(349)

Ending balance – March 31, 2013	$367

7. New Accounting Pronouncements

Recently Adopted Accounting Guidance

In February 2013, the FASB issued ASU 2013-02 requires enhanced disclosures in the notes to the consolidated financial statements to present separately, by item, reclassifications out of Accumulated Other Comprehensive Income (Loss). The new guidance is effective prospectively for reporting periods beginning after December 15, 2012. The additional required disclosure is included in Note 6.

Except for ASU 2013-02, the guidance issued by the FASB during the current quarter is not expected to have a material effect on the Company’s consolidated financial statements.

8. Inventory

The components of inventory are as follows:

	March 31, 2013	December 31, 2012
Raw materials and purchased parts,	$45,465	$43,207
Work in process	9,229	9,465
Finished goods	8,067	8,618

Inventory, net	$62,761	$61,290

9. Goodwill and Intangible Assets

	March 31, 2013	December 31, 2012	Useful lives
Patented and unpatented technology	$13,129	$13,154	7-10 years
Amortization	(7,642)	(7,429)
Customer relationships	10,081	10,089	10-20 years
Amortization	(3,446)	(3,303)
Trade names and trademarks	7,273	7,314	25 years-indefinite
Amortization	(1,538)	(1,383)
Customer backlog	472	473	< 1 year
Amortization	(472)	(473)

Intangible assets	17,857	18,442
Goodwill	15,259	15,283

Goodwill and other intangibles	$33,116	$33,725

Amortization expense for intangible assets was $539 and $527 for the three months ended March 31, 2013 and 2012, respectively.

Changes in goodwill for the three months ended March 31, 2013 are as follows:

	Equipment Lifting Segment	Equipment Distribution Segment	Total
Balance January 1, 2013	$15,008	$275	$15,283
Effect of change in exchange rates	(24)	—	(24)

Balance March 31, 2013	$14,984	$275	$15,259

10. Accounts Payable and Accrued Expenses

	March 31, 2013	December 31, 2012
Account payable:
Trade	$26,392	$25,101
Bank overdraft	207	—

Total accounts payable	$26,599	$25,101

Accrued expenses:
Accrued payroll	$1,407	$1,084
Accrued employee health	194	261
Accrued bonuses	—	1,838
Accrued vacation expense	468	384
Accrued deferred interest income	33	33
Accrued insurance premiums	167	266
Accrued interest	169	148
Accrued commissions	541	617
Accrued expenses—other	671	624
Accrued warranty	893	988
Accrued income taxes	718	1,160
Accrued taxes other than income taxes	1,060	242
Accrued product liability and workers compensation claims	250	87
Accrued liability on forward currency exchange contracts	55	13

Total accrued expenses	$6,626	$7,745

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

	Three Months Ended
	March 31, 2013	March 31, 2012
Balance January 1,	$988	$698
Accrual for warranties issued during the period	451	562
Warranty services provided	(453)	(463)
Change in estimate	(92)	—
Foreign currency translation	(1)	2

Balance March 31,	$893	$799

12. Revolving Term Credit Facilities and Debt

Revolving term Credit Facility

At March 31, 2013, the Company had drawn $27,724 under a revolving credit facility. The Company is eligible to borrow up to $32,000 with interest at the prime rate (prime was 3.25% at March 31, 2013). Alternatively, the Company can elect to take LIBOR based advances for a one, two or three month period, in which case interest is then equal to the applicable LIBOR interest rate plus 3.15%. At the end of specified period, the Company can elect to rollover the LIBOR based advance to another one, two or three month LIBOR based advance or can elect to convert the advance to a prime rate borrowing. The maximum amount available is limited to the sum of 85% of eligible receivables, and the lesser of 50% of eligible inventory or $16,000, plus an over formula amount of $1,500. The over formula amount is decreased by $500 annually on April 1, 2013, 2014 and 2015. At March 31, 2013, the maximum the Company could borrow based on available collateral was capped at $32,000. The credit facility matures on April 1, 2015. The indebtedness is collateralized by substantially all of the Company’s assets. The facility contains customary limitations including, but not limited to, limitations on acquisitions, dividends, repurchase of the Company’s stock and capital expenditures. The agreement also requires the Company to have a Debt Service Ratio, as defined in the agreement, of 1.25 to 1.0 and Funded Debt to EBITDA Ratio, as defined in the agreement, of no greater than 4.75 to 1.0 through March 31, 2013, and on June 30, 2013 and thereafter a ratio of no greater than 4.25 to 1.0.

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

Revolving Canadian term Credit Facility

At March 31, 2013, the Company had drawn $7,330 under a revolving credit agreement with a bank. The Company is eligible to borrow up to $8,000. The maximum amount available is limited to the sum of (1) 85% of eligible receivables plus (2) 35% of eligible work-in-process inventory not to exceed $625 and (3) 50% of eligible inventory excluding work in process inventory. Under the agreement, total inventory collateral, however, cannot exceed $5,000. At March 31, 2013, the maximum the Company could borrow based on available collateral was $8,000. The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets. The Company can borrow in either U.S. or Canadian dollars. For the purposes of determining availability under the credit line, borrowings in U.S. dollars are converted to Canadian dollars based on the most favorable spot exchange rate determined by the bank to be available to it at the relevant time. Any borrowings under the facility in Canadian dollars bear interest at the Canadian prime rate (the Canadian prime was 3.0% at March 31, 2013) plus 0.5%. Any borrowings under the facility in U.S. dollars bear interest at the U.S. prime rate (prime was 3.25% at March 31, 2013). The credit facility has a maturity date of April 1, 2015.

Specialized Export Facility

The Canadian Revolving Credit facility contains an additional $2,000 Specialized Export Facility that matures on April 1, 2014. Borrowings under the Specialized Export Facility are guaranteed by the Company and Export Development Canada

(“EDC”), a corporation established by an Act of Parliament of Canada. Under the Export Facility Liftking can borrow 90% of the total cost of material and labor incurred on export contracts which are subject to the EDC guarantee. The EDC guarantee, which expires on April 1, 2014, is issued under their export guarantee program and covers certain goods that are to be exported from Canada. At March 31, 2013, the maximum the Company could have borrowed based upon available collateral under the Specialized Export Facility was $2,000. Under this facility, the Company can borrow either Canadian or U.S. dollars. The Export Facility advances bear interest at the same rate as other advances received under Liftfking’s revolving Canadian credit facility. Repayment of advances made under the Export Facility are due sixty days after shipment of the goods, or five business days after the borrower receives payment in full for the goods covered by the guarantee (the “Scheduled Payment Date”) or upon the termination of the EDC guarantee.

At March 31, 2013, the Company had outstanding borrowing in connection with the Specialized Export Facility of $857.

Revolving term Credit Facility—Equipment Line

At March 31, 2013, the Company had drawn $800 under a revolving credit facility with a bank. The Company is eligible to borrow up to $1,000 with interest at prime rate (prime was 3.25% at March 31, 2013). Alternatively, the Company can elect to take LIBOR based advances for a one, two or three month period, in which case interest is then equal to the applicable LIBOR interest rate plus 3.15%. At the end of specified period, the Company can elect to rollover the LIBOR based advance to another one, two or three month LIBOR based advance or can elect to convert the advance to a prime rate borrowing. The maximum amount available is limited to of 85% of eligible equipment. The maximum the Company could borrow on March 31, 2013 based on available collateral was $1,000. The credit facility has a maturity date of April 1, 2015.

On April 3, 2013, the Company and the bank executed an amendment that increased the amount that the Company is eligible to borrow to $2,000.

Note Payable—Terex

At March 31, 2013, the Company has a note payable to Terex Corporation with a remaining balance of $750. The note was issued in connection with the purchase of substantially all of the domestic assets of Crane & Machinery, Inc. (“Crane”) and Schaeff Lift Truck, Inc., (“Schaeff”). The note provides bears interest at 6% annually and is payable quarterly. Terex has been granted a lien on and security interest in all of the assets of the Company’s Crane & Machinery Division as security against the payment of the note.

The Company has three remaining principal payments of $250 due on March 1, 2014, March 1, 2015 and March 1, 2016. As long as the Company’s common stock is listed for trading on the NASDAQ or another national stock exchange, the Company may opt to pay up to $150 of each annual principal payment in shares of the Company’s common stock having a market value of $150.

Load King Debt

In November 2011, the Company’s Load King Subsidiary used its manufacturing facility as collateral to secure mortgage financing with BED (South Dakota Board of Economic Development) and bank. Load King pledged its equipment to the bank to secure additional term debt (“Equipment Note”). The funds received in connection with the above borrowing were used to repay a promissory note to Terex Corporation (“Terex”), which was issued in connection with the Load King acquisition. The BED Mortgage, the bank mortgage and the Equipment Note, which are all guaranteed by the Company, have outstanding balances as of March 31, 2013 of $815, $827 and $337, respectively.

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

CVS Short-Term Working Capital Borrowings

At March 31, 2013, CVS had established demand credit facilities with seven Italian banks. Under the facilities, CVS can borrow up to €130 ($166) on an unsecured basis and up to an additional €7,715 ($9,879) as advances against orders, invoices and letters of credit. Borrowing under the CVS credit facilities are guaranteed by the Company, except for one facility with maximum availability of €1,600 ($2,049). The maximum amount outstanding is limited to 80% of the assigned accounts receivable if there is an invoice issued or 50% if there is an order/contract issued. The banks will evaluate each request to borrow individually and determine the allowable advance percentage and interest rate. In making its determination the bank considers the customer’s credit and location of the customer.

At March 31, 2013, the banks had advanced CVS €5,715 ($7,319), at variable interest rates which currently range from 2.05% to 5.05%. At March 31, 2013, the Company has guaranteed €4,132 ($5,291) of CVS’s outstanding debt. Additionally, the banks had issued performance bonds which total €506 ($649) which are also guaranteed by the Company.

Note Payable—Bank

At March 31, 2013, the Company has a $569 note payable to a bank. The note dated January 8, 2013 had an original principal amount of $809 and an annual interest rate of 3.45%. Under the terms of the note the company is required to make ten monthly payments of $82 commencing January 30, 2013. The proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums

Capital leases

Georgetown facility

The Company has a twelve year lease, which expires in April 2018 that provides for monthly lease payments of $74 for its Georgetown, Texas facility. The lease has been classified as a capital lease. At March 31, 2013, the outstanding capital lease obligation is $3,016.

Winona facility

The Company has a five year lease which expires in July 10, 2014 that provides for monthly lease payments of $25 for its Winona, Minnesota facility. The Company has an option to purchase the facility for $500 by giving notice to the landlord of its intent to purchase the Facility. The Landlord must receive such notice at least three months prior to end of the Lease term. At March 31, 2013, the Company has outstanding capital lease obligation of $828.

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

The following is a summary of amounts financed under equipment capital lease agreements:

	Amount Borrowed	Repayment Period	Amount of Monthly Payment	Balance As of March 31, 2013
New equipment	$225	60	$4	$186
Used equipment	$941	36	$28	$736

Total	$1,166		$32	$922

The Company has one additional capital lease. As of March 31, 2013, the capitalized lease obligation related to this lease was $22.

Note 13. Legal Proceedings and Other Contingencies

The Company is involved in various legal proceedings, including product liability, employment related issues, and workers’ compensation matters which have arisen in the normal course of operations. The Company has product liability insurance with self- insurance retention that range from $50 to $1,000. Certain cases are at a preliminary stage, and it is not possible to estimate the amount or timing of any cost to the Company. However, the Company does not believe that these contingencies, in the aggregate, will have a material adverse effect on the Company. When it is probable that a loss has been incurred and possible to make a reasonable estimate of the Company’s liability with respect to such matters, a provision is recorded for the amount of such estimate or the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

Additionally beginning on December 31, 2011, the Company’s workmen’s compensation insurance policy has a per claim deductible of $250 and aggregates of $1,000 and $1,150 for 2012 and 2013 policy years, respectively. The Company is fully insured for any amount on any individual claim that exceeds the deductible and for any additional amounts of all claims once the aggregate is reached. The Company currently has several workmen compensation claims related to injuries that occurred after December 31, 2011 and therefore are subject to a deductible. The Company does not believe that the contingencies associated with these worker compensation claims in aggregate will have a material adverse effect on the Company. Prior to December 31, 2011, worker compensation claims were fully insured.

On May 5, 2011, Company entered into two separate settlement agreements with two plaintiffs. As of March 31, 2013, the Company has a remaining obligation under the agreements to pay the plaintiffs $1,805 without interest in 19 annual installments of $95 on or before May 22 each year. The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total payment will be charged to interest expense over payment period.

It is reasonably possible that the “Estimated Reserve for Product Liability Claims” may change within the next 12 months. A change in estimate could occur if a case is settled for more or less than anticipated, or if additional information becomes known to the Company.

14. Business Segments

The Company operates in two business segments: Lifting Equipment and Equipment Distribution.

The Lifting Equipment segment is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes, predominately through a network of dealers, a diverse group of products that serve different functions and are used in a variety of industries. The Company markets a comprehensive line of boom trucks and sign cranes, a complete line of rough terrain forklifts, including both the Liftking and Noble product lines, as well as special mission oriented vehicles, and other specialized carriers, heavy material handling transporters and steel mill equipment. The Company also manufacturers a number of specialized rough terrain cranes and material handling products, including 15 and 30-ton cab down rough terrain cranes. Company lifting products are used in industrial applications, energy exploration and infrastructure development in the commercial sector and for military applications. The company’s specialized rough terrain cranes primarily serve the needs of the construction, municipality, and railroad industries. Through its Italian subsidiary, the Company manufactures and distributes reach stackers and associated lifting equipment for the global container handling markets. Additionally, the Company manufactures and distributes custom trailers and hauling systems typically used for transporting heavy equipment, the trailer business serves niche markets in the commercial construction, railroad, military, and equipment rental industries through a dealer network.

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

The following is financial information for our two operating segments, i.e., Lifting Equipment and Equipment Distribution.

	Three Months Ended March 31,
	2013	2012
Net revenues
Lifting Equipment	$54,744	$38,545
Equipment Distribution	4,827	4,740
Elimination of intersegment sales	(5)	(436)

Total	$59,566	$42,849

Operating income
Lifting Equipment	$4,428	$3,830
Equipment Distribution	225	93
Corporate expenses	(1,396)	(1,376)
Elimination of intersegment profit in inventory	—	(27)

Total operating income	$3,257	$2,520

The Lifting Equipment segment operating earnings includes amortization of $493 and $491 for the three months ended March 31, 2013 and 2012, respectively. The Equipment Distribution segment operating earnings includes amortization of $46 and $36 for the three months ended March 31, 2013 and 2012, respectively

	March 31, 2013	December 31, 2012
Total Assets
Lifting Equipment	$149,486	$144,937
Equipment Distribution	6,773	6,374
Corporate	168	193

Total	$156,427	$151,504

15. Transactions between the Company and Related Parties

In the course of conducting its business, the Company has entered into certain related party transactions.

The Company, through its Manitex and Manitex Liftking subsidiaries, purchases and sells parts to BGI USA, Inc. (“BGI”) including its subsidiary SL Industries, Ltd (“SL”). BGI is a distributor of assembly parts used to manufacture various lifting equipment. SL Industries, Ltd is a Bulgarian subsidiary of BGI that manufactures fabricated and welded components used to manufacture various lifting equipment. The President of Manufacturing Operations is the majority owner of BGI.

The Company through its Manitex Liftking subsidiary provides parts and services to LiftMaster, Ltd (“LiftMaster”) or purchases parts or services from LiftMaster. LiftMaster is a rental company that rents and services rough terrain forklifts. LiftMaster is owned by the Vice President of a wholly owned subsidiary of the Company, Manitex Liftking, ULC, and a relative.

As of March 31, 2013 the Company had an accounts receivable of $40 and $63 from SL and LiftMaster and accounts payable of $40, $486 and $108 to BGI, SL and LiftMaster, respectively. As of December 31, 2012 the Company had an accounts receivable of $62 and $69 from LiftMaster and SL, respectively and accounts payable of $869 and $101 to SL and LiftMaster, respectively.

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

		Three months ended March 31, 2013	Three months ended March 31, 2012
Rent paid —	Bridgeview Facility 1	$62	$61

Sales to:
	SL Industries, Ltd.	$7	$8
	LiftMaster	2	2

Total Sales		$9	$10

Purchases from:
	BGI USA, Inc.	$64	$43
	SL Industries, Ltd.	1,100	795
	LiftMaster	9	4

Total Purchases		$1,173	$842

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

16. Income Taxes

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. The annual effective tax rates (excluding discrete items) are estimated to be approximately 31% and 34% for 2013 and 2012, respectively. The effective tax rate is based upon the Company’s anticipated earnings both in the U.S. and in foreign jurisdictions. The effective tax rate is favorably impacted by the Domestic Production Activities Deduction (Section 199) and Federal Research and Development tax credits.

For the three months ended March 31, 2013, the Company recorded an income tax expense of $686 which included discrete items of $117 primarily related to 2012 Federal Research & Development tax credits which were retroactively enacted by the American Taxpayer Reconciliation Act on January 2, 2013. For the three months ended March 31, 2012, the Company recorded an income tax expense of $644.

The Company’s total unrecognized tax benefits as of March 31, 2013 were approximately $346, which, if recognized, would affect the Company’s effective tax rate. As of March 31, 2013 the Company had accrued immaterial amounts for the potential payment of interest and penalties.

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements and are intended to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to, among other things, the Company’s expectations, beliefs, intentions, future strategies, future events or future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include, without limitation: (1) projections of revenue, earnings, capital structure and other financial items, (2) statements of our plans and objectives, (3) statements regarding the capabilities and capacities of our business operations, (4) statements of expected future economic conditions and the effect on us and on our customers, (5) expected benefits of our cost reduction measures, and (6) assumptions underlying statements regarding us or our business. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements are only predictions. Our actual results may differ materially from information contained in these forward looking-statements for many reasons, including, without limitation, those described below and in our 2012 Annual Report on Form 10-K for the fiscal year ended December 31, 2012, in the section entitled “Item 1A. Risk Factors,”

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

The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. We do not undertake, and expressly disclaim, any obligation to update this forward-looking information, except as required under applicable law. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of the Company appearing elsewhere within this Form 10-Q.

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

The Company’s Italian subsidiary, CVS Ferrari, srl (“CVS”), manufactures a range of container handling equipment including reach stackers, empty container handlers, forklift, and tractors. CVS’s serves the needs of ports and inter-modal customers on a worldwide basis.

Equipment Distribution Segment

The Company’s Crane and Machinery division is a crane dealer that distributes Terex rough terrain and truck cranes and Manitex boom trucks and sky cranes. This division supplies repair parts for a wide variety of medium to heavy duty construction equipment sold both domestically and internationally. The crane products are used primarily for infrastructure development and commercial construction; applications include road and bridge construction, general contracting, roofing, and sign construction and maintenance.

Additionally, the Company markets previously-owned construction and heavy equipment, domestically and internationally through its North American Equipment Exchange division (“NAEE”). This division provides a wide range of used lifting and construction equipment of various ages and condition, and the Company has the capability to refurbish the equipment to the customers’ specification

Economic Conditions

The overall market for construction equipment continues to improve but has not returned to pre-2008 levels. A very significant portion of the increase in the Company’s revenues has been attributed to demand from niche market segments, particularly the North American energy sector. During the current quarter, there has been a softening in the demand for our products which are related to the energy sector. The Company believes the current decrease in demand from the energy sector is temporary, and that the North American energy sector will continue to grow and in turn will drive future demand for our products. The Company does not believe that future revenues will be significantly impacted because the Company has a significant backlog ($108 million at March 31, 2013) and because it believes that energy sector demand will rebound .

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

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Net income for the three month periods ended March 31, 2013 and 2012

For the three months ended March 31, 2013 and 2012 the Company had a net income of $1.9 million and $1.3 million, respectively.

For the three months ended March 31, 2013, the net income of $1.9 million consisted of revenue of $59.6 million, cost of sales of $49.3 million, research and development costs of $0.8 million, SG&A expenses of $6.2 million, interest expense of $0.6 million, foreign currency transaction losses of $0.1 million, and income tax expense of $0.7 million. For the three months ended March 31, 2012, the net income of $1.3 million consisted of revenue of $42.8 million, cost of sales of $34.3 million, research and development costs of $0.7 million, SG&A expenses of $5.4 million, interest expense of $0.6 million and income tax expense of $0.6 million.

Net revenues and gross profit— For the three months ended March 31, 2013, net revenues and gross profit were $59.6 million and $10.2 million, respectively. Gross profit as a percent of revenues was 17.2% for the three months ended March 31, 2013. For the three months ended March 31, 2012, net revenues and gross profit were $42.8 million and $8.6 million, respectively. Gross profit as a percent of revenues was 20.0% for the three months ended March 31, 2012

Net revenues increased $16.7 million or 39% to $59.6 million for the three months ended March 31, 2013 from $42.8 million for the comparable period in 2012. During the quarter ended March 31, 2012, the Company saw a very sudden and significant increase in demand for its products from the energy sector. As a result the Company and its suppliers began to increase production capacities during the second quarter of 2012. Approximately, half of the increase in revenues is the result of an increase in capacity which allows us to increase shipments of our products that supports the energy sector. Increases in CVS sales to support the needs of ports and inter-modal customers and increases in sales of a broad range of the Company’s products which are used primarily in industrial and infrastructure development, each account for approximately 25% of the increase in revenues.

Our gross profit as a percentage of net revenues decreased 2.8% to 17.2% for the three months ended March 31, 2013 from 20.0% for the three months ended March 31, 2012. Although part sales were relatively unchanged between years, part sales as a percent of revenues decreased from approximately 17% for the three months ended March 31, 2012 to 12% for the three months ended March 31, 2013. As parts sell at significantly higher margins, this had the impact of decreasing margins by approximately 1.2%. Another 1.1% is related to unabsorbed labor and overhead at our boom truck manufacturing plant. The Company is forecasting boom truck production to increase during the second quarter and unabsorbed labor and overhead to decrease significantly in the second quarter. The remaining 0.5% of the decrease is attributed to an increase in chassis sales, which are sold with only a nominal markup, other changes in sales mix and startup inefficiencies related to new product introductions.

Research and development—Research and development for the three months ended March 31, 2013 was $0.8 million compared to $0.7 million for the comparable period in 2012. The 20% increase in research and development expense reflects our continued commitment to develop and introduce new products that gives the Company a competitive advantage.

Selling, general and administrative expense—Selling, general and administrative expense for the three months ended March 31, 2013 was $6.2 million compared to $5.4 million for the comparable period in 2012, an increase of $0.8 million. As a percent of revenues selling, general and administrative expenses decreased by 2.2% to 10.4% for the three months ended March 31, 2012 from 12.6% for the comparable prior year period. Approximately half the increase is attributed to an increase in selling expenses, which are partially a direct impact of an increase in revenues. Approximately 20% of the increase is attributed an increase in internal and external audit cost. This increase in audit related costs is in part the result of establishing an internal audit function in second quarter 2012. The remaining increase is attributed to increases in a number of different expenses including increases for liability insurance, health insurance, and travel.

Operating income—For the three months ended March 31, 2013 and 2012, the Company had operating income of $3.3 million and $2.5 million, respectively. The increase in operating income is due to an increase in gross profit of $1.7 million offset by $0.9 million increase in operating expenses. An increase in revenues accounts for the increase in gross profit as the gross profit percent decreased 2.8% between the first quarter 2012 and 2013. The increase in operating expenses is related to increases in research and development costs and selling, general and administrative expenses which are explained above.

Interest expense—Interest expense was $0.6 million for the three months ended March 31, 2012 and 2011.

Foreign currency transaction gains and losses—The Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds.

For the three months ended March 31, 2012, the Company incurred a foreign currency loss of $0.1 million. For the three months ended March 31, 2012, the Company had insignificant foreign currency gains.

Income tax—For the three months ended March 31, 2013, and 2012 the Company recorded an income tax expense of $0.7 million and $0.6 million, respectively. The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. The annual effective tax rates (excluding discrete items) are estimated to be approximately 31% and 34% for 2013 and 2012, respectively.

The effective tax rate for 2013 is favorably impacted by the Domestic Production Activities Deduction (Section 199) and Federal Research and Development tax credits. In the prior year, the Company was not able to recognize the Domestic Production Activities Deduction as it had unutilized net operating loss carryforwards. Additionally, the Company was not able to recognize a Federal Research and Development tax credit in 2012 as the provision in the Internal Revenue Code authorizing the R&D credit had expired.

The American Taxpayer Reconciliation Act enacted on January 2, 2013, retroactively restored the Research and Development credit back to January 1, 2012. The tax provision for the three months ended March 31, 2013, includes discrete items of $117 primarily related to 2012 Federal Research & Development tax credits which were retroactively restored.

Net income—Net income for the three months ended March 31, 2013 was $1.9 million. This compares with a net income for the three months ended March 31, 2012 of $1.3 million. The change in net income is explained above.

Segment information

Lifting Equipment Segment

	Three Months Ended March 31,
	2013	2012
Net revenues	$54,744	$38,545
Operating income	4,428	3,830
Operating margin	8.1%	9.9%

Net revenues

Net revenues increased $16.2 million to $54.7 million for the three months ended March 31, 2013 from $38.5 million for the comparable period in 2012. During the quarter ended March 31, 2012, the Company saw a very sudden and significant increase in demand for its products from the energy sector. As a result the Company and its suppliers began to increase production capacities during the second quarter of 2012. Approximately, half of the increase in revenues is the result of an increase in capacity which allows us to increase shipments of our products that supports the energy sector. Increases in CVS sales to support the needs of ports and inter-modal customers and increases in sales of a broad range of the Company’s products which are used primarily in industrial and infrastructure development, each account for approximately 25% of the increase in revenues.

Operating income and operating margins

Operating income of $4.4 million for the three months ended March 31, 2013 was equivalent to 8.1% of net revenues compared to an operating income of $3.8 million for the three months ended March 31, 2012 or 9.9% of net revenues. The increase in operating income is due to an increase in gross profit of $1.4 million offset by increased operating expense of $0.8 million. The increase in gross profit is due to an increase in revenues offset by a 3.7% decrease in the gross margin percent. The decrease in gross margin percent is attributed to a change in product mix (including the effect that the change in part sales as a percent of total sales has), the increase in chassis sales, which are sold with only a nominal markup, unabsorbed labor and overhead variances at our boom truck plant, and startup inefficiencies related to new product introductions. The Company is forecasting boom truck production to increase during the second quarter and unabsorbed labor and overhead to decrease significantly in the second quarter.

The increase in operating expenses is attributed to increases of $0.1 million and $0.7 million in research and development cost and selling, general and administrative expense, respectively. Approximately half the increase in selling, general and administrative expense is attributed to an increase in selling expenses, which are partially a direct impact of an increase in revenues. The remaining increase is attributed to increases in a number of different expenses including increases for liability insurance, health insurance, and travel.

Equipment Distribution Segment

	Three Months Ended March 31,
	2013	2012
Net revenues	$4,827	$4,740
Operating income (loss)	225	93
Operating margin	4.7%	2.0%

Net revenues—Net revenues increased $0.1 million to $4.8 million for the three months ended March 31, 2013 from $4.7 million for the comparable period in 2012.

Operating income (loss) and operating margins—The Equipment Distribution segment had an operating income of $0.2 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively. The increase in operating income is due to an increase in gross profit of $0.2 million offset by an increase in operating expense of $0.1 million. The increase in gross profit is principally the result of a 5.5% increase in the gross margin percent. The margin percent improved as the prior year included a non-recurring sale of sale of several Terex cranes purchased in 2009 that were sold a modest loss.

Reconciliation to Statement of Income

Revenues:

	Three Months Ended March 31,
	2013	2012
Net revenues
Lifting Equipment	$54,744	$38,545
Equipment Distribution	4,827	4,740
Elimination of intersegment sales	(5)	(436)

Total	$59,566	$42,849

Operating Income:

	Three Months Ended March 31,
	2013	2012
Operating income
Lifting Equipment	$4,428	$3,830
Equipment Distribution	225	93
Corporate expenses	(1,396)	(1,376)
Elimination of intersegment profit in inventory	—	(27)

Total operating income	$3,257	$2,520

Liquidity and Capital Resources

Cash and cash equivalents were $2.1 million at March 31, 2013 compared to $1.9 million at December 31, 2012. In addition, the Company has U.S. and Canadian revolving credit facilities, with maturity dates of April 1, 2015 and our Canadian Subsidiary has a specialized export facility. At March 31, 2013 the Company had approximately $5.2 million available to borrow under its revolving credit facilities. Additionally, our Canadian subsidiary had $1.1 availability under its specialized export facility.

Additionally, CVS has agreements with seven Italian banks under which CVS can borrow approximately €7.7 million ($9.9 million) against specific orders, invoices and letters of credit. As of March 31, 2013, CVS had received advances of € 5.7 million ($7.3 million). The amount of future advances is dependent on open orders, invoices and letters of credits that exist at the time an advance is requested. The percent that the bank will advance is dependent on both the nature of documents against which they are advancing and the credit worthiness of the customer.

During the three months ended March 31, 2013, total debt increased by $3.0 million to $52.1 million at March 31, 2013 from $49.1 million at December 31, 2012.

The following is a summary of the net increase in our indebtedness from December 31, 2012 to March 31, 2013:

Facility	Increase/ (decrease)
Revolving credit facility	$1.9 million
Revolving Canadian credit facility	(0.1) million
Revolving credit facility—specialized export facility	— million
Revolving credit facility—Equipment Line	(0.2) million
Note payable—bank (insurance premiums)	0.6 million
Capital leases	(0.2) million
Borrowing against orders, invoices, or letters of credit	1.2 million

$3.0 million

Outstanding borrowings

The following is a summary of our outstanding borrowings at March 31, 2013:

	Outstanding Balance	Interest Rate	Interest Paid	Principal Payment
Revolving credit facility	$27.7 million	3.25%	Monthly	n.a.
Revolving Canadian credit facility	7.3 million	3.50%	Monthly	n.a.
Revolving credit facility— Specialized Export Facility	0.9 million	3.50%	Monthly	60 days after shipment
Revolving credit facility—Equipment Line	0.8 million	3.25%	Monthly	n.a.
Load King debt	2.0 million	3.00% to 6.25%	Monthly	$0.02 million monthly installment payment (includes interest)
Notes payable bank (insurance premiums)	0.6 million	3.70%	Monthly	$0.07 million monthly
Note payable—Terex	0.8 million	6.0%	Quarterly	$0.25 million March 1 ($0.15 million) can be paid in stock
Capital lease—cranes for sale	0.9 million	6.25%	Monthly	Over 36 or 60 months
Capital lease—Georgetown facility	3.0 million	12.0%	Monthly	$0.07 million monthly payment includes interest
Capital leases—Winona facility	0.8 million	6.13%	Monthly	$0.025 million monthly payment includes interest
Borrowings against orders, invoices and letters of credit	7.3 million	2.45 —3.19%	Monthly	Upon payment of invoice or letter of credit

	$52.1 million

Future availability under credit facilities

As stated above, the Company had cash of $2.1 million and approximately $6.2 million available to borrow under its credit facilities at March 31, 2013. Additionally, CVS has agreements with seven Italian banks under which CVS can draw up to €7.7 million ($9.9 million) against specific orders, invoices and letters of credit. As of March 31, 2013, CVS had received advances of €5.7 million (7.3 million) from the banks. Any future advances against the Italian facilities are dependent on having available collateral.

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

The overall market for construction equipment has improved but has not returned to pre-2008 levels. Certain market segments, particularly, the North American energy sector is currently very strong. As a result, we have increased our inventories to support future sales growth. The collateral formula for the U.S. credit facility limits borrowing against inventory to 50% of eligible inventory (work in process inventory is excluded) and caps total borrowing against our inventory at $16.0 million. In the future, the provision limiting borrowing against inventory to 50% of eligible inventory may result in additional cash constraints. However, the Company expects cash flows from operations and existing availability under the current revolving credit facilities, nevertheless, will be adequate to fund future operations. If in the future, we were to determine that additional funding is necessary, we believe that it would be available.

We will likely need to raise additional capital through debt or equity financings to support our growth strategy, which may include additional acquisitions. There is no assurance that such financing will be available or, if available, on acceptable terms.

2013

Operating activities consumed $2.5 million of cash for the three months ended March 31, 2013 comprised of net income of $1.9 million, non-cash items that totaled $1.2 million and changes in assets and liabilities, which consumed $5.6 million. The principal non-cash items are depreciation and amortization of $0.9 million, shared based compensation of $0.4 million offset by a decrease in inventory reserves of $0.1 million.

The change in assets and liabilities which consumed $5.6 million in cash is principally attributed to the following changes in assets and liabilities including an increase in accounts payable of $1.5 million which generated cash, and increases in accounts receivable of $3.2 million, inventory of $1.9 million, and prepaid expenses of $0.9 million and a decrease in accrued expenses of $1.1 million all of which consumed cash. The increases in accounts receivable, inventory and accounts payable are principally due to the increased revenues. The increase in prepaid expense is attributed to an increase in prepaid insurance which is the result of payments being made in connection with the annual renewal of various policies. The decrease in accrued expense is principally related to a decrease in accruals for management bonuses of $1.8 million offset by an increase in accrual for taxes other than income taxes of $0.8 million. The bonus accrual was decreased as bonuses accrued at December 31, 2012 were paid in March 2013. The increase in the accrual for taxes other than income taxes is primarily related in an increase by our Italian subsidiary in the accrual for value added taxes.

Investing activities for the three months ended March 31, 2013 consumed $0.4 million of cash which represents an investment in a several pieces of equipment.

Financing activities generated $3.3 million in cash for the three months ended March 31, 2013, which compares to the $3.0 million net increase in outstanding debt reflected on the above table. The $0.3 million difference is an exchange rate difference that occurs as cash flows for foreign subsidiaries are calculated in local currencies and then converted to U.S. dollars. As such, the impact (in U.S. dollars) of change in exchange rates for the Canadian dollar and Euro had on outstanding debt are reflected on the cash flow statement on the line entitled “effect of exchange rate changes on cash” rather than being included in the financing activity section.

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

Financing activities generated $2.8 million in cash for the three months ended March 31, 2012. Increase in lines of credit of $2.7 million, work capital borrowings of $0.9 million and a bank note to finance insurance premiums $0.7 million were sources of cash which were partially offset by scheduled debt payments.

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

Critical Accounting Policies

See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, for a discussion of the Company’s other critical accounting policies.

Impact of Recently Issued Accounting Standards

Recently Adopted Accounting Guidance

In February 2013, the FASB issued ASU 2013-02 requires enhanced disclosures in the notes to the consolidated financial statements to present separately, by item, reclassifications out of Accumulated Other Comprehensive Income (Loss). The new guidance is effective prospectively for reporting periods beginning after December 15, 2012. The additional required disclosure is included in Note 6.

Except for ASU 2013-02, the guidance issued by the FASB during the current quarter is not expected to have a material effect on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

Comerica has issued a $0.425 million standby letter of credit in favor of an insurance carrier to secure obligations which may arise in connection with future deductibles payments that may be incurred under the Company’s workman compensation insurance policies.

Additionally, various Italian banks have issued performance bonds which total €506,000 ($649,000) which are also guaranteed by the Company.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

The company’s market risk disclosures have not materially changed since the 2012 Form 10-K was filed. The company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the company’s Annual Report on Form 10-K, for the year ended December 31, 2012.

Item 4—Controls and Procedures

Disclosure Controls and Procedures

The Company under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2013.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2013 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A—Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2012.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s credit agreement with Comerica Bank directly restricts the Company’s ability to declare or pay dividends without Comerica’s consent. In addition, pursuant to the Company’s credit agreement with Comerica, the Company must maintain as specified in the agreement a Debt Service ratio and Funded Debt to EBITDA ratio.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publically Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1—January 31, 2013	—	—	—	—

February 1—February 29, 2013	—	—	—	—

March 1—March 31, 2013	—	—	—	—

	—	—	—	—

Item 3—Defaults Upon Senior Securities

None

Item 4—Mine Safety Disclosures

Item 5—Other Information

Not applicable.

Item 6—Exhibits

See the Exhibit Index set forth below for a list of exhibits included with this Quarterly Report on Form 10-Q.

Item 6—Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Amendment No. 1 to Amended and Restated Letter Agreement dated December 23, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 5, 2013).

10.2	Amended and Restated Specialized Equipment Facility Master Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 5, 2013).

10.3	Reaffirmation of Manitex International, Inc. Guaranty (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 5, 2013).

10.4	Reaffirmation of Manitex, LLC Guaranty (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 5, 2013).

10.5	Declaration of Borrower (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 5, 2013).

10.6	Guarantor Waiver executed by Manitex International, Inc. and Manitex, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 5, 2013).

10.7	Acknowledgement of Manitex International, Inc. and Manitex, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed February 5, 2013).

31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial information from Manitex International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Income for the three months ended March 31, 2013 and 2012 (ii) Statement of Comprehensive Income for three months ended March 31, 2013 and 2012 (ii) Balance Sheets as of March 31, 2013 and December 31, 2012, (iii) Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) Notes to Unaudited Interim Financial Statements.

*	Filed herewith
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

May 8, 2013

	By:	/S/ DAVID J. LANGEVIN
David J. Langevin
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 8, 2013

By:	/S/ DAVID H. GRANSEE
David H. Gransee
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)