Form 10-Q
period 2013-06-30
Manitex International, Inc.
filed 2013-08-08
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of the registrant’s common stock, no par, outstanding at August 5, 2013 was 12,295,879

MANITEX INTERNATIONAL, INC.

FORM 10-Q INDEX

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2013	December 31, 2012
	Unaudited	Unaudited
ASSETS
Current assets
Cash	$3,171	$1,889
Trade receivables (net)	38,097	36,189
Accounts receivable finance	204	276
Other receivables	3,636	2,761
Inventory (net)	67,290	61,290
Deferred tax asset	1,166	1,166
Prepaid expense and other	1,488	1,206

Total current assets	115,052	104,777

Accounts receivable finance	182	307
Total fixed assets (net)	10,187	10,297
Intangible assets (net)	17,308	18,442
Deferred tax asset	2,257	2,259
Goodwill	15,276	15,283
Other long-term assets	108	139

Total assets	$160,370	$151,504

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable—short term	$6,190	$6,218
Revolving credit facilities	1,302	875
Current portion of capital lease obligations	1,363	1,040
Accounts payable	26,443	25,101
Accounts payable related parties	544	839
Accrued expenses	7,538	7,745
Other current liabilities	1,493	1,533

Total current liabilities	44,873	43,351

Long-term liabilities
Revolving term credit facilities	37,617	34,357
Deferred tax liability	4,304	4,269
Notes payable	2,345	2,648
Capital lease obligations	3,995	4,000
Deferred gain on sale of building	1,838	2,028
Other long-term liabilities	1,302	1,318

Total long-term liabilities	51,401	48,620

Total liabilities	96,274	91,971

Commitments and contingencies
Shareholders’ equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at June 30, 2013 and December 31, 2012	—	—
Common Stock—no par value 20,000,000 shares authorized, 12,295,879 and 12,268,443 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	53,329	53,040
Paid in capital	1,276	1,098
Retained earnings	9,245	4,679
Accumulated other comprehensive income	246	716

Total shareholders’ equity	64,096	59,533

Total liabilities and shareholders’ equity	$160,370	$151,504

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	Unaudited	Unaudited	Unaudited	Unaudited
Net revenues	$62,554	$52,496	$122,120	$95,345
Cost of sales	50,294	41,740	99,624	76,013

Gross profit	12,260	10,756	22,496	19,332
Operating expenses
Research and development costs	606	649	1,418	1,319
Selling, general and administrative expenses	7,050	5,911	13,217	11,297

Total operating expenses	7,656	6,560	14,635	12,616

Operating income	4,604	4,196	7,861	6,716
Other income (expense)
Interest expense	(751)	(620)	(1,344)	(1,267)
Foreign currency transaction (losses) gains	11	(108)	(52)	(94)
Other income (loss)	(5)	71	(9)	79

Total other expense	(745)	(657)	(1,405)	(1,282)

Income before income taxes	3,859	3,539	6,456	5,434
Income tax	1,204	1,231	1,890	1,875

Net income	$2,655	$2,308	$4,566	$3,559

Earnings Per Share
Basic	$0.22	$0.20	$0.37	$0.30
Diluted	$0.22	$0.20	$0.37	$0.30
Weighted average common shares outstanding
Basic	12,295,879	11,713,206	12,285,819	11,698,256
Diluted	12,337,493	11,729,360	12,322,642	11,707,094

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	Unaudited	Unaudited	Unaudited	Unaudited
Net income:	$2,655	$2,308	$4,566	$3,559
Other comprehensive income (loss)
Foreign currency translation adjustments	(121)	(348)	(470)	(117)
Derivative instrument fair market value adjustment—net of income taxes	—	(30)	—	38

Total other comprehensive (loss) income	(121)	(378)	(470)	(79)

Comprehensive income	$2,534	$1,930	$4,096	$3,480

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2013	2012
	Unaudited	Unaudited
Cash flows from operating activities:
Net income	$4,566	$3,559
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	1,773	1,790
Changes in allowances for doubtful accounts	162	10
Changes in inventory reserves	(76)	93
Deferred income taxes	34	1,848
Share based compensation	467	181
Gain on disposal of fixed assets	4	(72)
Reserves for uncertain tax provisions	19	4
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,303)	(12,133)
(Increase) decrease in accounts receivable finance	190	243
(Increase) decrease in inventory	(6,890)	(11,287)
(Increase) decrease in prepaid expenses	(297)	(765)
(Increase) decrease in other assets	31	4
Increase (decrease) in accounts payable	1,501	8,717
Increase (decrease) in accrued expense	(175)	1,927
Increase (decrease) in other current liabilities	(37)	575
Increase (decrease) in other long-term liabilities	(35)	(97)

Net cash used for operating activities	(2,066)	(5,403)

Cash flows from investing activities:
Proceeds from the sale of fixed assets	12	98
Purchase of property and equipment	(804)	(330)

Net cash used for investing activities	(792)	(232)

Cash flows from financing activities:
Borrowing on revolving term credit facilities	4,161	7,761
Net borrowings on working capital facilities	(546)	2,270
New borrowings—notes payable	809	763
Note payments	(536)	(3,850)
Proceeds from capital leases	827	724
Payments on capital lease obligations	(509)	(318)

Net cash provided by financing activities	4,206	7,350

Net increase in cash and cash equivalents	1,348	1,715
Effect of exchange rate change on cash	(66)	(58)
Cash and cash equivalents at the beginning of the year	1,889	71

Cash and cash equivalents at end of period	$3,171	$1,728

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

Lifting Equipment Segment

The Company is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries. Through its Manitex, Inc. subsidiary it markets a comprehensive line of boom trucks, a truck crane and sign cranes. Manitex’s boom trucks, the truck crane and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including, roads, bridges and commercial construction. Badger Equipment Company (“Badger”) is a manufacturer of specialized rough terrain cranes and material handling products. Badger primarily serves the needs of the construction, municipality, and railroad industries.

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

CVS Ferrari, srl (“CVS”) located near Milan, Italy designs and manufactures a range of reach stackers and associated lifting equipment for the global container handling market, which are sold through a broad dealer network.

Equipment distribution segment

The Company operates a crane dealership that distributes Terex rough terrain and truck cranes and Manitex’s prodcuts. The Company treats these operations as a separate reporting segment entitled “Equipment Distribution.” The Equipment Distribution segment also supplies repair parts for a wide variety of medium to heavy duty construction equipment sold both domestically and internationally. The crane products are used primarily for infrastructure development and commercial construction; applications include road and bridge construction, general contracting, roofing, and sign construction and maintenance.

The Company’s North American Equipment Exchange division, (“NAEE”) markets previously-owned construction and heavy equipment, domestically and internationally. This division provides a wide range of used lifting and construction equipment of various ages and condition, and has the capability to refurbish the equipment to the customers’ specification.

2. Basis of Presentation

The accompanying consolidated financial statements, included herein, have been prepared by the Company without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed) necessary for a fair presentation of the Company’s financial position as of June 30, 2013, and results of its operations and cash flows for the periods presented. The consolidated balances as of December 31, 2012 were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the year.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amounts the Company’s customers are invoiced and do not bear interest. Accounts Receivable is reduced by an allowance for amounts that may become uncollectible in the future. The Company’s estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where the Company has information that the customer may have an inability to meet its financial obligations. The Company had allowances for doubtful accounts of $323 and $161 at June 30, 2013 and December 31, 2012, respectively.

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

3. Financial Instruments—Forward Currency Exchange Contracts

The following tables set forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 by level within the fair value hierarchy. As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is a summary of items that the Company measures at fair value:

	Fair Value at June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Forward currency exchange contracts	$—	$103	$—	$103

Total current assets at fair value	$—	$103	$—	$103

Liabilities:
Forward currency exchange contracts	$—	$(25)	$—	$(25)

Total current liabilities at fair value	$—	$(25)	$—	$(25)

	Fair Value at December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Forward currency exchange contracts	$—	$137	$—	$137

Total current assets at fair value	$—	$137	$—	$137

Liabilities:
Forward currency exchange contracts	$—	$(13)	$—	$(13)

Total current liabilities at fair value	$—	$(13)	$—	$(13)

Fair Value Measurements

ASC 820-10 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	—	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	—	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3	—	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

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

As of June 30, 2013 and December 31, 2012, the Company had no outstanding forward currency contracts that were in place to hedge future sales. Therefore, there are currently no unrealized pre-tax gains or loss which will reclassified from other comprehensive income into earnings during the next 12 months.

At June 30, 2013, the Company had entered into a series of forward currency exchange contracts. The contracts obligate the Company to purchase approximately CDN $2,008 in total. The contracts, which are in various amounts, mature between July 24, 2013 and September 26, 2013. Under the contracts, the Company will purchase Canadian dollars at exchange rates between 0.9534 and 0.9726. The Canadian to US dollar exchange rates was $0.9508 at June30, 2013. At June 30, 2013, the Company had forward currency contracts to sell €800 at 1.4251 and €100 at 1.3538 with contract maturity dates of July 2, 2014 and January 31, 2014, respectively. The Euro to US dollar exchange rate was 1.3080 at June 30, 2013. The unrealized currency exchange asset is reported under prepaid expense and other if it is an asset or under accrued expenses if it is a liability on the balance sheet.

As of June 30, 2013, the Company had the following forward currency contracts:

Nature of Derivative	Amount		Type
Forward currency contract	CDN$	2,008	Not designated as hedge instrument
Forward currency contract		€900	Not designated as hedge instrument

The following table provides the location and fair value amounts of derivative instruments that are reported in the Consolidated Balance Sheet as of June 30, 2013 and December 31, 2012:

Total derivatives NOT designated as a hedge instrument

	Balance Sheet Location	Fair Value
		June 30, 2013	December 31, 2012
Asset Derivatives
Foreign currency Exchange Contract	Prepaid expense and other	$103	$137

Liabilities Derivatives
Foreign currency Exchange Contract	Accrued expense	$(25)	$(13)

Total derivatives designated as a hedge instrument

As of June 30, 2013 and December 31, 2012, the Company had no outstanding forward currency contracts that were in place to hedge future sales and would have been designated as a hedge instrument.

The following tables provide the effect of derivative instruments on the Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012:

	Location of gain or (loss) recognized in Income Statement	Gain or (loss)
		Three months ended June 30,		Six-months ended June 30,
		2013	2012	2013	2012
Derivatives Not designated as Hedge Instrument
Forward currency contracts	Foreign currency transaction gains (losses)	$(106)	$2	$(123)	$(5)

		Gain or (loss)
	Location of gain or (loss) recognized in Income Statement	Three months ended June 30,		Six months ended June 30,
		2013	2012	2013	2012
Derivatives designated as Hedge Instrument
Forward currency contracts	Net revenue	$—	$3	$—	$(18)

The Counterparty to each of the currency exchange forward contracts is a major financial institution with credit ratings of investment grade or better and no collateral is required. Management continues to monitor counterparty risk and believes the risk of incurring losses on derivative contracts related to credit risk is unlikely.

5. Net Earnings per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of warrants, and restricted stock units. Details of the calculations are as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net Income per common share
Basic	$2,655	$2,308	$4,566	$3,559
Diluted	$2,655	$2,308	$4,566	$3,559

Earnings per share
Basic	$0.22	$0.20	$0.37	$0.30
Diluted	$0.22	$0.20	$0.37	$0.30

Weighted average common share outstanding
Basic	12,295,879	11,713,206	12,285,819	11,698,256

Diluted
Basic	12,295,879	11,713,206	12,285,819	11,698,256
Dilutive effect of warrants	—	10,084	—	5,042
Dilutive effect of restricted stock units	41,614	6,070	36,823	3,796

	12,337,493	11,729,360	12,322,642	11,707,094

6. Equity

Stock Issuance

On March 8, 2013, the Company issued 27,463 shares of common stock to employees and Directors for restricted stock units issued under the Company’s 2004 Incentive Plan which had vested.

2004 Equity Incentive Plan

In 2004, the Company adopted the 2004 Equity Incentive Plan and subsequently amended and restated the plan on September 13, 2007, May 28, 2009 and June 5, 2013. The maximum number of shares of common stock reserved for issuance under the plan is 917,046 shares. The total number of shares reserved for issuance however, can be adjusted to reflect certain corporate transactions or changes in the Company’s capital structure. The Company’s employees and members of the board of directors who are not our employees or employees of our affiliates are eligible to participate in the plan. The plan is administered by a committee of the board comprised of members who are outside directors. The plan provides that the committee has the authority to, among other things, select plan participants, determine the type and amount of awards, determine award terms, fix all other conditions of any awards, interpret the plan and any plan awards. Under the plan, the committee can grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units, except Directors may not be granted stock appreciation rights, performance shares and performance units. During any calendar year, participants are limited in the number of grants they may receive under the plan. In any year, an individual may not receive options for more than 15,000 shares, stock appreciation rights with respect to more than 20,000 shares, more than 20,000 shares of restricted stock and/or an award for more than 10,000 performance shares or restricted stock units or performance units. The plan requires that the exercise price for stock options and stock appreciation rights be not less than fair market value of the Company’s common stock on date of grant.

The following table contains information regarding restricted stock units:

June 30, 2013
Outstanding on January 1, 2013	109,750
Units granted during the period	44,261
Vested and issued	(27,436)

Outstanding on June 30, 2013	126,575

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

On June 5, 2013, the Company granted an aggregate of 3,425 restricted stock units to four employees pursuant to the Company’s 2004 Equity Incentive Plan. Restricted stock units of 1,141, 1,142 and 1,142 vest on June 5, 2014, 2015 and 2016, respectively.

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $96 and $23 for the three months and $247 and $87 for the six months ended June 30, 2013 and 2012, respectively. Additional compensation expense related to restricted stock units will be $197, $328, $257 and $5 for the remainder of 2013, 2014, 2015 and 2016, respectively.

Accumulated Other Comprehensive Income

The table below presents changes in accumulated other comprehensive income for the three and six months June 30, 2013:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Beginning balance – beginning of the period	$367	$716
Current period – foreign currency translation adjustment	(121)	(470)

Ending balance – June 30, 2013	$246	$246

7. New Accounting Pronouncements

Recently Adopted Accounting Guidance

In February 2013, the FASB issued ASU 2013-02 that requires enhanced disclosures in the notes to the consolidated financial statements to present separately, by item, reclassifications out of Accumulated Other Comprehensive Income (Loss). The new guidance is effective prospectively for reporting periods beginning after December 15, 2012.

In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU changes a parent entity’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. A parent entity is required to release any related cumulative foreign currency translation adjustment from accumulated other comprehensive income into net income in the following circumstances: (i) a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided; (ii) a partial sale of an equity method investment that is a foreign entity; (iii) a partial sale of an equity method investment that is not a foreign entity whereby the partial sale represents a complete or substantially complete liquidation of the foreign entity that held the equity method investment; and (iv) the sale of an investment in a foreign entity. The amendments in this ASU are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The adoption of this ASU is not expected to have a material impact on the company’s consolidated financial statements.

Except as noted above, the guidance issued by the FASB during the current year is not expected to have a material effect on the Company’s consolidated financial statements.

8. Inventory

The components of inventory are as follows:

	June 30, 2013	December 31, 2012
Raw materials and purchased parts,	$45,822	$43,207
Work in process	9,548	9,465
Finished goods	11,920	8,618

Inventory, net	$67,290	$61,290

9. Goodwill and Intangible Assets

	June 30, 2013	December 31, 2012	Useful lives
Patented and unpatented technology	$13,116	$13,154	7-10 years
Amortization	(8,087)	(7,429)
Customer relationships	10,068	10,089	10-20 years
Amortization	(3,586)	(3,303)
Trade names and trademarks	7,298	7,314	25 years-indefinite
Amortization	(1,501)	(1,383)
Customer backlog	469	473	< 1 year
Amortization	(469)	(473)

Intangible assets	17,308	18,442
Goodwill	15,276	15,283

Goodwill and other intangibles	$32,584	$33,725

Amortization expense for intangible assets was $553 and $526 for the three months and $1,092 and $1,053 for the six months ended June 30, 2013 and 2012, respectively.

Changes in goodwill for the six months ended June 30, 2013 are as follows:

	Equipment Lifting Segment	Equipment Distribution Segment	Total
Balance January 1, 2013	$15,008	$275	$15,283
Effect of change in exchange rates	(7)	—	(7)

Balance June 30, 2013	$15,001	$275	$15,276

10. Accrued Expenses

	June 30, 2013	December 31, 2012
Accrued expenses:
Accrued payroll	$932	$1,084
Accrued employee health	170	261
Accrued bonuses	885	1,838
Accrued vacation expense	1,011	384
Accrued deferred interest income	15	33
Accrued insurance premiums	167	266
Accrued interest	123	148
Accrued commissions	599	617
Accrued expenses—other	193	624
Accrued warranty	1,034	988
Accrued income taxes	52	1,160
Accrued taxes other than income taxes	2,002	242
Accrued product liability and workers compensation claims	330	87
Accrued liability on forward currency exchange contracts	25	13

Total accrued expenses	$7,538	$7,745

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

	Six Months Ended
	June 30, 2013	June 30, 2012
Balance January 1,	$988	$698
Accrual for warranties issued during the period	1,111	1,023
Warranty services provided	(968)	(919)
Changes in estimate	(94)	—
Foreign currency translation	(3)	—

Balance June 30,	$1,034	$802

12. Revolving Term Credit Facilities and Debt

Revolving term Credit Facility

At June 30, 2013, the Company had drawn $28,560 under a revolving credit facility. The Company is eligible to borrow up to $32,000 with interest at the prime rate (prime was 3.25% at June 30, 2013). Alternatively, the Company can elect to take LIBOR based advances for a one, two or three month period, in which case interest is then equal to the applicable LIBOR interest rate plus 3.15%. At the end of specified period, the Company can elect to rollover the LIBOR based advance to another one, two or three month LIBOR based advance or can elect to convert the advance to a prime rate borrowing. The maximum amount available is limited to the sum of 85% of eligible receivables, and the lesser of 50% of eligible inventory or $16,000, plus an over formula amount of $1,000. The over formula amount is decreased by $500 annually on April 1, 2014 and 2015. At June 30, 2013, the maximum the Company could borrow based on available collateral was capped at $32,000. The credit facility matures on April 1, 2015. The indebtedness is collateralized by substantially all of the Company’s assets. The facility contains customary limitations including, but not limited to, limitations on acquisitions, dividends, repurchase of the Company’s stock and capital expenditures. The agreement also requires the

Company to have a Debt Service Ratio, as defined in the agreement, of 1.25 to 1.0 and Funded Debt to EBITDA Ratio, as defined in the agreement, of no greater than 4.25 to 1.0.

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

Revolving Canadian term Credit Facility

At June 30, 2013, the Company had drawn $7,557 under a revolving credit agreement with a bank. The Company is eligible to borrow up to $8,000. The maximum amount available is limited to the sum of (1) 85% of eligible receivables plus (2) 35% of eligible work-in-process inventory not to exceed $625 and (3) 50% of eligible inventory excluding work in process inventory. Under the agreement, total inventory collateral, however, cannot exceed $5,000. At June 30, 2013, the maximum the Company could borrow based on available collateral was $8,000. The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets. The Company can borrow in either U.S. or Canadian dollars. For the purposes of determining availability under the credit line, borrowings in U.S. dollars are converted to Canadian dollars based on the most favorable spot exchange rate determined by the bank to be available to it at the relevant time. Any borrowings under the facility in Canadian dollars currently bear interest of 3.50% which is based on the Canadian prime rate (the Canadian prime was 3.0% at June 30, 2013) plus 0.5%. Any borrowings under the facility in U.S. dollars bear interest at the U.S. prime rate (prime was 3.25% at June 30, 2013). The credit facility has a maturity date of April 1, 2015.

Specialized Export Facility

The Canadian Revolving Credit facility contains an additional $2,000 Specialized Export Facility that matures on April 1, 2014. Borrowings under the Specialized Export Facility are guaranteed by the Company and Export Development Canada (“EDC”), a corporation established by an Act of Parliament of Canada. Under the Export Facility Liftking can borrow 90% of the total cost of material and labor incurred on export contracts which are subject to the EDC guarantee. The EDC guarantee, which expires on April 1, 2014, is issued under their export guarantee program and covers certain goods that are to be exported from Canada. At June 30, 2013, the maximum the Company could have borrowed based upon available collateral under the Specialized Export Facility was $2,000. Under this facility, the Company can borrow either Canadian or U.S. dollars. The Export Facility advances bear interest at the same rate as other advances received under Liftfking’s revolving Canadian credit facility. Repayment of advances made under the Export Facility are due sixty days after shipment of the goods, or five business days after the borrower receives payment in full for the goods covered by the guarantee (the “Scheduled Payment Date”) or upon the termination of the EDC guarantee.

At June 30, 2013, the Company had outstanding borrowing in connection with the Specialized Export Facility of $1,303.

Revolving term Credit Facility—Equipment Line

At June 30, 2013, the Company had drawn $1,500 under a revolving credit facility with a bank. The Company is eligible to borrow up to $2,000 with interest at prime rate (prime was 3.25% at June 30, 2013). Alternatively, the Company can elect to take LIBOR based advances for a one, two or three month period, in which case interest is then equal to the applicable LIBOR interest rate plus 3.15%. At the end of specified period, the Company can elect to rollover the LIBOR based advance to another one, two or three month LIBOR based advance or can elect to convert the advance to a prime rate borrowing. The maximum amount available is limited to of 85% of eligible equipment. The maximum the Company could borrow on June 30, 2013 based on available collateral was $2,000. The credit facility has a maturity date of April 1, 2015.

Note Payable—Terex

At June 30, 2013, the Company has a note payable to Terex Corporation with a remaining balance of $750. The note was issued in connection with the purchase of substantially all of the domestic assets of Crane & Machinery, Inc. (“Crane”) and Schaeff Lift Truck, Inc., (“Schaeff”). The note provides bears interest at 6% annually and is payable quarterly. Terex has been granted a lien on and security interest in all of the assets of the Company’s Crane & Machinery Division as security against the payment of the note.

The Company has three remaining principal payments of $250 due on March 1, 2014, March 1, 2015 and March 1, 2016. As long as the Company’s common stock is listed for trading on the NASDAQ or another national stock exchange, the Company may opt to pay up to $150 of each annual principal payment in shares of the Company’s common stock having a market value of $150.

Load King Debt

In November 2011, the Company’s Load King Subsidiary used its manufacturing facility as collateral to secure mortgage financing with BED (South Dakota Board of Economic Development) and bank. Load King pledged its equipment to the bank to secure additional term debt (“Equipment Note”). The funds received in connection with the above borrowing were used to repay a promissory note to Terex Corporation (“Terex”), which was issued in connection with the Load King acquisition. The BED Mortgage, the bank mortgage and the Equipment Note, which are all guaranteed by the Company, have outstanding balances as of June 30, 2013 of $807, $821 and $324, respectively.

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

CVS Short-Term Working Capital Borrowings

At June 30, 2013, CVS had established demand credit facilities with eight Italian banks. Under the facilities, CVS can borrow up to €160 ($209) on an unsecured basis and up to an additional €8,350 (10,922) as advances against orders, invoices and letters of credit. Borrowing under the CVS credit facilities are guaranteed by the Company, except for two facilities with a maximum availability of €3,200 ($4,186). The maximum amount outstanding is limited to 80% of the assigned accounts receivable if there is an invoice issued or 50% if there is an order/contract issued. The banks will evaluate each request to borrow individually and determine the allowable advance percentage and interest rate. In making its determination the bank considers the customer’s credit and location of the customer.

At June 30, 2013, the banks had advanced CVS €4,209 ($5,506), at variable interest rates which currently range from 4.09% to 7.14%. At June 30, 2013, the Company has guaranteed €3,722 ($4,868) of CVS’s outstanding debt. Additionally, the banks had issued performance bonds which total €524 ($685) which are also guaranteed by the Company.

Note Payable—Bank

At June 30, 2013, the Company has a $326 note payable to a bank. The note dated January 8, 2013 had an original principal amount of $809 and an annual interest rate of 3.45%. Under the terms of the note the company is required to make ten monthly payments of $82 commencing January 30, 2013. The proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums.

Capital leases

Georgetown facility

The Company has a twelve year lease, which expires in April 2018 that provides for monthly lease payments of $74 for its Georgetown, Texas facility. The lease has been classified as a capital lease. At June 30, 2013, the outstanding capital lease obligation is $2,908.

Winona facility

The Company has a five year lease which expires in July 10, 2014 that provides for monthly lease payments of $25 for its Winona, Minnesota facility. The Company has an option to purchase the facility for $500 by giving notice to the landlord of its intent to purchase the Facility. The Landlord must receive such notice at least three months prior to end of the Lease term. At June 30, 2013, the Company has outstanding capital lease obligation of $765.

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

The following is a summary of amounts financed under equipment capital lease agreements:

	Amount Borrowed	Repayment Period	Amount of Monthly Payment	Balance As of June 30, 2013
New equipment	$225	60	$4	$176
Used equipment	$1,768	36	$54	$1,489

Total	$1,993		$58	$1,665

The Company has one additional capital lease. As of June 30, 2013, the capitalized lease obligation related to this lease was $20.

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

On May 5, 2011, Company entered into two separate settlement agreements with two plaintiffs. As of June 30, 2013, the Company has a remaining obligation under the agreements to pay the plaintiffs $1,710 without interest in 18 annual installments of $95 on or before May 22 each year. The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total payment will be charged to interest expense over payment period.

It is reasonably possible that the “Estimated Reserve for Product Liability Claims” may change within the next 12 months. A change in estimate could occur if a case is settled for more or less than anticipated, or if additional information becomes known to the Company.

14. Business Segments

The Company operates in two business segments: Lifting Equipment and Equipment Distribution.

The Lifting Equipment segment is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes, predominately through a network of dealers, a diverse group of products that serve different functions and are used in a variety of industries. The Company markets a comprehensive line of boom trucks, a truck crane and sign cranes, a complete line of rough terrain forklifts, including both the Liftking and Noble product lines, as well as special mission oriented vehicles, and other specialized carriers, heavy material handling transporters and steel mill equipment. The Company also manufacturers a number of specialized rough terrain cranes and material handling products, including 15 and 30-ton cab down rough terrain cranes. Company lifting products are used in industrial applications, energy exploration and infrastructure development in the commercial sector and for military applications. The company’s specialized rough terrain cranes primarily serve the needs of the construction, municipality, and railroad industries. Through its Italian subsidiary, the Company manufactures and distributes reach stackers and associated lifting equipment for the global container handling markets. Additionally, the Company manufactures and distributes custom trailers and hauling systems typically used for transporting heavy equipment, the trailer business serves niche markets in the commercial construction, railroad, military, and equipment rental industries through a dealer network.

The Equipment Distribution segment located in Bridgeview, Illinois is a distributor of Terex rough terrain and truck cranes, and Manitex’s products. The Equipment Distribution segment predominately sells its products to end users, including the rental market. Its products are used primarily for infrastructure development and commercial constructions, applications include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance. The Equipment Distribution segment supplies repair parts for a wide variety of medium to heavy duty construction equipment and sell both domestically and internationally. The segment also provides repair services in the Chicago area. The North American Equipment Exchange division, (“NAEE”) markets previously-owned construction and heavy equipment, domestically and internationally. This Division provides a wide range of used lifting and construction equipment of various ages and condition, and the Company has the capability to refurbish the equipment to the customers’ specification.

The following is financial information for our two operating segments, i.e., Lifting Equipment and Equipment Distribution.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues
Lifting Equipment	$58,678	$48,321	$113,422	$86,866
Equipment Distribution	3,904	4,175	8,731	8,915
Inter-segment sales	(28)	—	(33)	(436)

Total	$62,554	$52,496	$122,120	$95,345

Operating income from continuing operations
Lifting Equipment	$6,412	$5,881	$10,840	$9,711
Equipment Distribution	78	(36)	303	57
Corporate expenses	(1,886)	(1,649)	(3,282)	(3,025)
Elimination of inter-segment profit in inventory	—	—	—	(27)

Total operating income	$4,604	$4,196	$7,861	$6,716

The Lifting Equipment segment operating earnings includes amortization of $516 and $489 for the three months and $1,019 and $980 for the six months ended June 30, 2013 and 2012, respectively. The Equipment Distribution segment operating earnings includes amortization of $37 and $37 for the three months and $73 and $73 for the six months ended June 30, 2013 and 2012, respectively.

	June 30, 2013	December 31, 2012
Total Assets
Lifting Equipment	$153,224	$144,937
Equipment Distribution	6,990	6,374
Corporate	156	193

Total	$160,370	$151,504

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

As of June 30, 2013 the Company had an accounts receivable of $61 from LiftMaster and accounts payable of $20, $480 and $105 to BGI, SL and LiftMaster, respectively. As of December 31, 2012 the Company had an accounts receivable of $62 and $69 from LiftMaster and SL, respectively and accounts payable of $869 and $101 to SL and LiftMaster, respectively.

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

		Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Rent paid	Bridgeview Facility 1	$63	$61	$125	$122

Sales to:	SL Industries, Ltd.	$36	$24	$43	$32
	LiftMaster	1	2	3	4

Total Sales		$37	$26	46	$36

Purchases from:
	BGI USA, Inc.	$17	$56	$81	$99
	SL Industries, Ltd.	1,108	1,297	2,208	2,092
	LiftMaster	1	2	10	6

Total Purchases		$1,126	$1,355	$2,299	$2,197

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

For the three months ended June 30, 2013, the Company recorded an income tax expense of $1,204 which consisted primarily of anticipated federal, state and local, and foreign taxes. For the three months ended June 30, 2012, the Company recorded an income tax expense of $1,231 which consisted primarily of anticipated federal, state and local, and foreign taxes.

For the six months ended June 30, 2013, the Company recorded an income tax expense of $1,890 which included discrete items of $110 primarily related to 2012 Federal Research & Development tax credits which were retroactively enacted by the American Taxpayer Reconciliation Act on January 2, 2013. For the six months ended June 30, 2012, the Company recorded an income tax expense of $1,875 which consisted primarily of anticipated federal, state and local, and foreign taxes.

The Company’s total unrecognized tax benefits as of June 30, 2013 and 2012 were approximately $353 and $156, which, if recognized, would affect the Company’s effective tax rate. As of June 30, 2012 the Company had accrued immaterial amounts for the potential payment of interest and penalties.

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

Lifting Equipment Segment

The Company is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries. Through its Manitex, Inc. subsidiary it markets a comprehensive line of boom trucks, a truck crane and sign cranes. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including, roads, bridges and commercial construction. Its Badger Equipment Company (“Badger”) subsidiaryis a manufacturer of specialized rough terrain cranes and material handling products. Badger primarily serves the needs of the construction, municipality, and railroad industries.

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

Equipment Distribution Segment

The Company’s Crane and Machinery division is a crane dealer that distributes Terex rough terrain and truck cranes and Manitex’s products. This division supplies repair parts for a wide variety of medium to heavy duty construction equipment sold both domestically and internationally. The crane products are used primarily for infrastructure development and commercial construction; applications include road and bridge construction, general contracting, roofing, and sign construction and maintenance.

Additionally, the Company markets previously-owned construction and heavy equipment, domestically and internationally through its North American Equipment Exchange division (“NAEE”). This division provides a wide range of used lifting and construction equipment of various ages and condition, and the Company has the capability to refurbish the equipment to the customers’ specification

Economic Conditions

The overall market for construction equipment continues to improve but has not returned to pre-2008 levels. A very significant portion of the increase in the Company’s revenues has been attributed to demand from niche market segments, particularly the North American energy sector. During the current year, there has been a softening in the demand for our products which are related to the energy sector. The Company believes the current decrease in demand from the energy sector is temporary, and that the North American energy sector will continue to grow and in turn will drive future demand for our products. Additionally, the European market for port handling equipment continues to be affected by the general weakness in the European economy. The Company does not believe that 2013 revenues will be significantly impacted because the Company has a significant backlog ($97 million at June 30, 2013).

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

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Net income for the three month periods ended June 30, 2013 and 2012

For the three months ended June 30, 2013 and 2012 the Company had a net income of $2.7 million and $2.3 million, respectively.

For the three months ended June 30, 2013, the net income of $2.7 million consisted of revenue of $62.6 million, cost of sales of $50.3 million, research and development costs of $0.6 million, SG&A expenses of $7.0 million, interest expense of $0.8 million, and income tax expense of $1.2 million.

For the three months ended June 30, 2012, the net income of $2.3 million consisted of revenue of $52.5 million, cost of sales of $41.7 million, research and development costs of $0.6 million, SG&A expenses of $5.9 million, interest expense of $0.6 million, foreign currency transaction losses of $0.1 million, other income of $0.1 million and income tax expense of $1.2 million.

Net revenues and gross profit— For the three months ended June 30, 2013, net revenues and gross profit were $62.6 million and $12.3 million, respectively. Gross profit as a percent of revenues was 19.6% for the three months ended June 30, 2013. For the three months ended June 30, 2012, net revenues and gross profit were $52.5 million and $10.8 million, respectively. Gross profit as a percent of revenues was 20.5% for the three months ended June 30, 2012.

Net revenues increased $10.1 million or 19% to $62.6 million for the three months ended June 30, 2013 from $52.5 million for the comparable period in 2012. During the quarter ended March 31, 2012, the Company saw a very sudden and significant increase in demand for its products from the energy sector. As a result the Company and its suppliers began to increase production capacities during the second quarter of 2012. The increase in revenues is principally attributed to an increase in the sale of boom trucks which is the result of the aforementioned increase in production capacity. An increase in CVS sales to support the needs of global ports and inter-modal markets was offset by a decrease in sales of other products. The increase in boom truck revenues is largely attributed to an increase in cranes that support the energy sector. However, an increase in boom truck sales with lower lifting capacity that are used in general construction and infrastructure projects also contributed to the increase in revenues.

Our gross profit as a percentage of net revenues decreased 0.9% to 19.6% for the three months ended June 30, 2013 from 20.5% for the three months ended June 30, 2012. Approximately 0.6% of the decrease is attributed to an increase in chassis sales, which are sold with only a nominal markup. Although part sales were relatively unchanged between years, part sales as a percent of revenues decreased from approximately 13.4% for the three months ended June 30, 2012 to 11.1% for the three months ended June 30, 2013. As parts sell at significantly higher margins, this had the impact of decreasing margins by approximately 0.4%. Other factors which essentially offset also had an effect on margins. The increase in boom truck sales as a percent of total sales had a positive impact on our margin percent as boom trucks margins are somewhat higher than the margin we realize on the other products that we sell. This favorable impact was offset by lower average margins for our other products, which is attributed to a change in product mix and decreased volumes.

Research and development—Research and development was $0.6 million for the three months ended June 30, 2013 and for the comparable period in 2012.

Selling, general and administrative expense—Selling, general and administrative expense for the three months ended June 30, 2013 was $7.0 million compared to $5.9 million for the comparable period in 2012, an increase of $1.1 million. However, selling, general and administrative expense as a percent of revenues was 11.3% for both the three months periods ended June 30, 2013 and June 30, 2012. Approximately half the increase is attributed to an increase in selling expenses, which are partially a direct impact of increased revenues and also the result of an expansion of the sales organization. Another 25% of the increase is attributed to an increase in incentive compensation. The remaining increase is attributed to additional compensation. The increase in compensation expense is attributed to selected staff additions and annual salary adjustments.

Operating income—For the three months ended June 30, 2013 and 2012, the Company had operating income of $4.6 million and $4.2 million, respectively. The increase in operating income is due to an increase in gross profit of $1.5 million offset by $1.1 million increase in operating expenses. An increase in revenues accounts for the increase in gross profit as the gross profit percent decreased 0.9% between the second quarter 2012 and 2013. The increase in operating expenses is related to increased selling, general and administrative expenses which is explained above.

Interest expense—Interest expense was $0.8 million for the three months ended June 30, 2013 compared to $0.6 million for the comparable period in 2012. The increase in interest expense is principally attributed to two factors: (1) an increase in total debt outstanding at June 30, 2013 compared to total debt outstanding at June 30, 2012 and (2) the fact that $1.9 million capital lease financing entered into subsequent to June 30, 2012 has an interest rate that is higher than the interest rates on most of our other debt.

Foreign currency transaction gains and losses—The Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds.

For the three months ended June 30, 2012, the Company had a foreign currency loss of $0.1 million. Foreign currency gains and losses for the three months ended June 30, 2013 were insignificant.

Income tax—For the three months ended June 30, 2013, and 2012 the Company recorded an income tax expense of $1.2 million and $1.2 million, respectively. The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year.

Income tax expense decreased marginally even though pre-tax income for the three months ended June 30, 2013 was higher than it was for the three month period end June 30, 2012. This occurred as the effective tax rate for the second quarter 2013 decreased to 31.2% from 34.8% for the three month period ended June 30, 2012. The effective tax rate for 2013 is favorably impacted by the Domestic Production Activities Deduction (Section 199) and Federal Research and Development tax credits. In the prior year, the Company was not able to recognize the Domestic Production Activities Deduction as it had unutilized net operating loss carryforwards. Additionally, the Company was not able to recognize a Federal Research and Development tax credit in 2012 as the provision in the Internal Revenue Code authorizing the R&D credit had expired.

Net income—Net income for the three months ended June 30, 2013 was 2.7 million. This compares with a net income for the three months ended June 30, 2012 of $2.3 million. The change in net income is explained above.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net income for the six month periods ended June 30, 2013 and 2012

For the six months ended June 30, 2013 and 2012 the Company had a net income of $4.6 million and $3.6 million, respectively.

For the six months ended June 30, 2013, the net income of $4.6 million consisted of revenue of $122.1 million, cost of sales of $99.6 million, research and development costs of $1.4 million, SG&A expenses of $13.2 million, interest expense of $1.3 million, foreign currency transaction losses of $0.1 million, and income tax expense of $1.9 million.

For the six months ended June 30, 2012, the net income of $3.6 million consisted of revenue of $95.3 million, cost of sales of $76.0 million, research and development costs of $1.3 million, SG&A expenses of $11.3 million, interest expense of $1.3 million, foreign currency transaction losses of $0.1 million, other income of $0.1 million and income tax expense of $1.9 million.

Net Revenues and Gross Profit – For the six months ended June 30, 2013, net revenues and gross profit were $122.1 million and $22.5 million, respectively. Gross profit as a percent of revenues was 18.4% for the six months ended June 30, 2013. For the six months ended June 30, 2012, net revenues and gross profit were $95.3 million and $19.3 million, respectively. Gross profit as a percent of revenues was 20.3% for the six months ended June 30, 2012.

Net revenues increased $26.8 million or 28% to $122.1 million for the six months ended June 30, 2013 from $95.3 million for the comparable period in 2012. During the quarter ended March 31, 2012, the Company saw a very sudden and significant increase in demand for its products from the energy sector. As a result the Company and its suppliers began to increase production capacities during the second quarter of 2012.

Approximately, eighty-five percent of the increase in revenues is the result of an increase in capacity which allows us to increase shipments of boom trucks. The majority of the increase in boom trucks sales is related to boom trucks, with higher lifting capacities, which are most often used in the energy sector. An increase in the sales of boom trucks with lower lifting capacities, which are often used for general industrial projects and infrastructure development, including, roads, bridges and commercial construction, also contributed significantly to the increase in total boom truck sales. The remaining revenue increase is principally due to increases in CVS sales that support the needs of ports and inter-modal customers globally.

Our gross profit as a percentage of net revenues decreased 1.9% to 18.4% for the six months ended June 30, 2013 from 20.3% for the six months ended June 30, 2012. Although part sales were relatively unchanged between years, part sales as a percent of revenues decreased from approximately 15% for the six months ended June 30, 2012 to 11% for the six months ended June 301, 2013. As parts sell at significantly higher margins, this had the impact of decreasing margins by approximately 0.7%. Another 0.5% of the decrease is attributed to an increase in chassis sales, which are sold with only a nominal markup. The remaining decrease in gross margin percent is related to unabsorbed labor and overhead at our boom truck manufacturing plant during the first quarter, startup inefficiencies also during the first quarter related to new product introductions and other changes in sales mix.

Research and development—Research and development for the six months ended June 30, 2013 was $1.4 million compared to $1.3 million for the comparable period in 2012. The Company’s research and development spending continues to reflects our continued commitment to develop and introduce new products that gives the Company a competitive advantage.

Selling, general and administrative expense—Selling, general and administrative expense for the six months ended June 30, 2013 was $13.2 million compared to $11.3 million for the comparable period in 2012, an increase of $1.9 million. Selling, general and administrative expense as a percent of revenues for the six months ended June 30, 2013 was 10.8% of revenues a decrease of 1.0% from the 11.8% for the comparable period in 2012.

Approximately half the increase is attributed to an increase in selling expenses, which are partially a direct impact of an increase in revenues and also the result of an expansion of the sales organization. Another 25% is attributed to increased compensation expense. The increase in compensation expense is attributed to selected staff additions and annual salary adjustments. The remaining increase is due a number of factors including increases in professional fees, and insurance costs.

Operating income – For the six months ended June 30, 2013 and 2012, the Company had operating income of $7.8 million and $6.7 million, respectively. The increase in operating income is due to an increase in gross profit of $3.2 million offset by $2.0 million increase in operating expenses. An increase in revenues accounts for the increase in gross profit as the gross profit percent decreased by 1.9% between the six month periods ended June 30, 2013 and 2012. The increase in operating expenses is related to increases in selling, general and administrative expense and research and development as explained above.

Interest expense – Interest expense was $1.3 million for the six month periods ended June 30, 2013 and 2012.

Foreign currency transaction (losses) gains – The Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds.

For the six months ended June 30, 2013 and 2012, the Company had a foreign currency transaction loss of $0.1 million.

Income tax – For the six months periods ended June 30, 2013 and 2012, the Company recorded an income tax expense of $1.9 million.

Income tax expense increased only marginally even though pre-tax income for the six months ended June 30, 2013 was $1.0 million higher than it was for the six month period end June 30, 2012. This occurred as the effective tax rate for the 2013 decrease to 29.3% from 34.5% for 2012. The effective tax rate for 2013 is favorably impacted by the Domestic Production Activities Deduction (Section 199) and Federal Research and Development tax credits. In the prior year, the Company was not able to recognize the Domestic Production Activities Deduction as it had unutilized net operating loss carryforwards. Additionally, the Company was not able to recognize a Federal Research and Development tax credit in 2012 as the provision in the Internal Revenue Code authorizing the R&D credit had expired.

The American Taxpayer Reconciliation Act enacted on January 2, 2013, retroactively restored the Research and Development credit back to January 1, 2012. The tax provision for the six months ended June 30, 2013, includes discrete items of $110 primarily related to 2012 Federal Research & Development tax credits which were retroactively restored.

Net income – Net income for the six months ended June 30, 2013 was $4.6 million. This compares with a net income for the six months ended June 30, 2012 of $3.6 million. The change in net income is explained above.

Segment information

Lifting Equipment Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues	$58,678	$48,321	$113,422	$86,866
Operating income	6,412	5,881	10,840	9,711
Operating margin	10.9%	12.2%	9.6%	11.2%

Net revenues

Net revenues increased $10.4 million to $58.7 million for the three months ended June 30, 2013 from $48.3 million for the comparable period in 2012. During the quarter ended June 30, 2012, the Company saw a very sudden and significant increase in demand for its products from the energy sector. As a result the Company and its suppliers began to increase production capacities during the second quarter of 2012. The increase in revenues is principally attributed to an increase in the sale of boom trucks which is the result of the aforementioned increase in production capacity. An increase in CVS sales to support the needs of global ports and inter-modal markets was offset by a decrease in sales of other products. The increase in boom truck revenues is largely attributed to an increase in cranes that support the energy sector. However, an increase in boom truck sales with lower lifting capacity that are used in general construction and infrastructure projects also contributed to the increase in revenues.

Net revenues increased $26.6 million to $113.4 million for the six months ended June 30, 2013 from $86.9 million for the comparable period in 2012. Approximately, eighty-five percent of the increase in revenues is the result of an increase in capacity which allows us to increase shipments of boom trucks. The majority of the increase in boom trucks sales is related to boom trucks, with higher lifting capacities, which are most often used in the energy sector. An increase in the sales of boom trucks with lower lifting capacities, which are often used for general industrial projects and infrastructure development, including, roads, bridges and commercial construction, also contributed significantly to the increase in total boom truck sales. The remaining revenue increase is principally due to increases in CVS sales that support the needs of ports and inter-modal customers globally.

Operating income and operating margins

Operating income of $6.4 million for the three months ended June 30, 2013 was equivalent to 10.9% of net revenues compared to an operating income of $5.9 million for the three months ended June 30, 2012 or 12.2% of net revenues. The increase in operating income is due to an increase in gross profit of $1.2 million offset by increased operating expense of $0.7 million. The increase in gross profit is due to an increase in revenues offset by a 1.7% decrease in the gross margin percent. The decrease in gross margin percent is attributed to a change in product mix (including the effect that the change in part sales as a percent of total sales has), the increase in chassis sales, which are sold with only a nominal markup.

The increase in operating expenses is attributed to increases of $0.1 million and $0.6 million in research and development cost and selling, general and administrative expense, respectively. The increase in selling, general and administrative expense is attributed to increased selling expenses, which are partially a direct impact of an increase in revenues and also the result of an expansion of the sales organization, an increase in incentive compensation, additional compensation expense and an increase in travel expenses

(excluding selling related travel). The increase in compensation expense is attributed to selected staff additions and annual salary adjustments.

Operating income of $10.8 million for the six months ended June 30, 2013 was equivalent to 9.6% of net revenues compared to an operating income of $9.7 million for the six months ended June 30, 2012 or 11.2% of net revenues. The increase in operating income is due to an increase in gross profit of $2.6 million offset by increased operating expense of $1.5 million. The increase in gross profit is due to the significant increase in revenues as the gross profit percent decreased 2.6% to 18.6% for the six months ended June 30, 2013 from 21.2% for the six months ended June 30, 2012.

The decrease in gross margin percent is attributed to a change in product mix (including the effect that the change in part sales as a percent of total sales has), the increase in chassis sales, which are sold with only a nominal markup, unabsorbed labor and overhead variances at our boom truck plant during the first quarter, and first quarter startup inefficiencies related to new product introductions.

The increase in operating expenses is due to an increase in research and development of $0.1 million and an increase in Selling, general and administrative expenses of $1.4 million. The increase in research and development expense reflects our continued commitment to develop and introduce new products that gives the Company a competitive advantage.

The increase in selling, general and administrative expense is attributed to increased selling expenses, which are partially a direct impact of an increase in revenues and also the result of an expansion of the sales organization, to increased compensation expense, and a number of factors including increases in travel expense (not related to selling), increase professional fees, and insurance costs. The increase in compensation expense is attributed to selected staff additions and annual salary adjustments.

Equipment Distribution Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues	$3,904	$4,175	$8,731	$8,915
Operating (loss) income	78	(36)	303	57
Operating margin	2.0%	(0.9%)	3.5%	0.6%

Net revenues

Net revenues decreased $0.3 million to $3.9 million for the three months ended June 30, 2013 from $4.2 million for the comparable period in 2012.

Net revenues decreased $0.2 million to $8.7 million for the six months ended June 30, 2013 from $8.9 million for the comparable period in 2012.

Revenues for 2013 are lower than they were in 2012 as 2012 included a non-recurring sale of sale of several Terex cranes purchased in 2009 that were sold a modest loss.

Operating income (loss) and operating margins

The Equipment Distribution segment had an operating income of $0.1 million and $0.04 million for the three months ended June 30, 2013 and 2012, respectively. The increase in operating income is due to an increase in gross profit of $0.3 million offset by an increase in operating expense of $0.2 million. The increase in gross profit is principally the result of a 7.4% increase in the gross margin percent. The margin percent improved as the prior year included a non-recurring sale of several Terex cranes purchased in 2009 that were sold a modest loss.

The Equipment Distribution segment had an operating income of $0.3 million and $0.1 million for the six months ended June 30, 2013 and 2012, respectively. The increase in operating income is due to an increase in gross profit of $0.5 million offset by an increase in operating expense of $0.3 million. The increase in gross profit is principally the result of a 5.8% increase in the gross margin percent. The margin percent improved as the prior year included a non-recurring sale of sale of several Terex cranes purchased in 2009 that were sold a modest loss.

Reconciliation to Statement of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Lifting Equipment	$58,678	$48,321	$113,422	$86,866
Equipment Distribution	3,904	4,175	8,731	8,915
Elimination of intersegment sales	(28)	—	(33)	(436)

Total	$62,554	$52,496	$122,120	$95,345

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating Income:
Lifting Equipment	$6,412	$5,881	$10,840	$9,711
Equipment Distribution	78	(36)	303	57
Corporate expenses	(1,886)	(1,649)	(3,282)	(3,025)
Elimination of intersegment profit in inventory	—	—	—	(27

Total	$4,604	$4,196	$7,861	$6,716

Liquidity and Capital Resources

Cash and cash equivalents were $3.2 million at June 30, 2013 compared to $1.9 million at December 31, 2012. In addition, the Company has U.S. and Canadian revolving credit facilities, with maturity dates of April 1, 2015 and our Canadian Subsidiary has a specialized export facility. At June 30, 2013 the Company had approximately $4.4 million available to borrow under its revolving credit facilities. Additionally, our Canadian subsidiary had $0.7 availability under its specialized export facility.

Additionally, CVS has agreements with eight Italian banks under which CVS can borrow approximately €8.4 million ($10.9 million) against specific orders, invoices and letters of credit. As of June 30, 2013, CVS had received advances of € 4.2 million ($5.5 million). The amount of future advances is dependent on open orders, invoices and letters of credits that exist at the time an advance is requested. The percent that the bank will advance is dependent on both the nature of documents against which they are advancing and the credit worthiness of the customer.

During the six months ended June 30, 2013, total debt increased by $3.7 million to $52.8 million at June 30, 2013 from $49.1 million at December 31, 2012.

The following is a summary of the net increase in our indebtedness from December 31, 2012 to June 30, 2013:

Facility	Increase/ (decrease)
Revolving credit facility	$2.7 million
Revolving Canadian credit facility	0.1 million
Revolving credit facility—specialized export facility	0.4 million
Revolving credit facility—Equipment Line	0.5 million
Note payable—bank (insurance premiums)	0.3 million
Capital leases	0.3 million
Repayments against orders, invoices, or letters of credit	(0.6) million

$3.7 million

Outstanding borrowings

The following is a summary of our outstanding borrowings at June 30, 2013:

	Outstanding Balance	Interest Rate	Interest Paid	Principal Payment
Revolving credit facility	$28.6 million	3.25%	Monthly	n.a.
Revolving Canadian credit facility	7.6 million	3.50%	Monthly	n.a.
Revolving credit facility— Specialized Export Facility	1.3 million	3.50%	Monthly	60 days after shipment or 5 days after receipt of payment
Revolving credit facility—Equipment Line	1.5 million	3.25%	Monthly	n.a.
Load King debt	2.0 million	3.00% to 6.25%	Monthly	$0.02 million monthly installment payment (includes interest)
Notes payable bank (insurance premiums)	0.3 million	3.70%	Monthly	$0.07 million monthly
Note payable—Terex	0.7 million	6.0%	Quarterly	$0.25 million March 1 ($0.15 million) can be paid in stock
Capital lease—cranes for sale	1.6 million	6.25%	Monthly	Over 36 or 60 months
Capital lease—Georgetown facility	2.9 million	12.0%	Monthly	$0.07 million monthly payment includes interest
Capital leases—Winona facility	0.8 million	6.13%	Monthly	$0.025 million monthly payment includes interest
Borrowings against orders, invoices and letters of credit	5.5 million	2.45—3.19%	Monthly	Upon payment of invoice or letter of credit

	$52.8 million

Future availability under credit facilities

As stated above, the Company had cash of $3.2 million and approximately $5.1 million available to borrow under its credit facilities at June 30, 2013. Additionally, CVS has agreements with eight Italian banks under which CVS can draw up to €8.4 million ($10.9 million) against specific orders, invoices and letters of credit. As of June 30, 2013, CVS had received advances of €4.2 million (5.5 million) from the banks. Any future advances against the Italian facilities are dependent on having available collateral.

The Company needs cash to fund normal working capital needs and to make scheduled debt payments as shown in the above table. Both the U.S. and Canadian credit facilities are asset based. The maximum the Company may borrow under either facility is the lower of the credit line or the available collateral, as defined in the credit agreements. Collateral under the agreements consists of stated percentages of eligible accounts receivable and inventory. The overall market for construction equipment has improved but has not returned to pre-2008 levels. A very significant portion of the increase in the Company’s revenues has been attributed to demand from niche market segments, particularly the North American energy sector. During the current year, there has been a softening in the demand for our products which are related to the energy sector. The Company believes the current decrease in demand from the energy sector is temporary, and that the North American energy sector will continue to grow and in turn will drive future demand for our products. Additionally, the European market for port handling equipment continues to be affected by the general weakness in the European economy. The Company does not believe that 2013 revenues will be significantly impacted because the Company has a significant backlog ($97 million at June 30, 2013). As such, the Company does not expect this to have a significant impact on the Company’s North American credit facilities.

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

2013

Operating activities consumed $2.1 million of cash for the six months ended June 30, 2013 comprised of net income of $4.6 million, non-cash items that totaled $2.4 million and changes in assets and liabilities, which consumed $9.0 million. The principal non-cash items are depreciation and amortization of $1.8 million, an increase in allowance for doubtful accounts of $0.2 million, shared based compensation of $0.5 million offset by a decrease in inventory reserves of $0.1 million.

The change in assets and liabilities which consumed $9.0 million in cash is principally attributed to the following changes in assets and liabilities including an increase in accounts payable of $1.5 million which generated cash, and increases in accounts receivable of $3.1 million, inventory of $6.9 million, and prepaid expenses of $0.3 million and a decrease in accrued expenses of $0.2 million all of which consumed cash. The increases in accounts receivable, inventory and accounts payable are principally due to the increased revenues

Investing activities for the six months ended June 30, 2013 consumed $0.8 million of cash. During the six months ended June 30, 2013, the Company made a number of different capital investment, none of which individually were significant.

Financing activities generated $4.2 million in cash for the six months ended June 30, 2013, which compares to the $3.7 million net increase in outstanding debt reflected on the above table. The $0.5 million difference is an exchange rate difference that occurs as cash flows for foreign subsidiaries are calculated in local currencies and then converted to U.S. dollars. As such, the impact (in U.S. dollars) of change in exchange rates for the Canadian dollar and Euro had on outstanding debt are reflected on the cash flow statement on the line entitled “effect of exchange rate changes on cash” rather than being included in the financing activity section.

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

Financing activities generated $7.4 million in cash for the six months ended June 30, 2012. Increase in lines of credit of $7.8 million, work capital borrowings of $2.3 million, a bank note to finance insurance premiums $0.8 million, and proceeds from a new capital lease of $0.7 million were sources of cash which were partially offset by debt payments of $4.2 million. In addition to scheduled debt payments, the Company repaid the entire outstanding balance due a finance company that was borrowed under a floor plan financing agreement. The payment was made in connection with the sale of cranes financed under the agreement and had the effect of accelerating the repayment of approximately $1.0 million of debt.

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

In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU changes to a parent entity’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. A parent entity is required to release any related cumulative foreign currency translation adjustment from accumulated other comprehensive income into net income in the following circumstances: (i) a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided; (ii) a partial sale of an equity method investment that is a foreign entity; (iii) a partial sale of an equity method investment that is not a foreign entity whereby the partial sale represents a complete or substantially complete liquidation of the foreign entity that held the equity method investment; and (iv) the sale of an investment in a foreign entity. The amendments in this ASU are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The adoption of this ASU is not expected to have a material impact on the company’s consolidated financial statements.

Except as noted above, the guidance issued by the FASB during the current quarter is not expected to have a material effect on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

Comerica has issued a $0.425 million standby letter of credit in favor of an insurance carrier to secure obligations which may arise in connection with future deductibles payments that may be incurred under the Company’s workman compensation insurance policies.

Additionally, various Italian banks have issued performance bonds which total €524,000 ($685,000) which are also guaranteed by the Company.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

The company’s market risk disclosures have not materially changed since the 2012 Form 10-K was filed. The company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the company’s Annual Report on Form 10-K, for the year ended December 31, 2012.

Item 4—Controls and Procedures

Disclosure Controls and Procedures

The Company under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2013.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2013 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publically Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1—April 30, 2013	—	—	—	—

May 1—May 31, 2013	—	—	—	—

June 1—June 30, 2013	—	—	—	—

	—	—	—	—

Item 3—Defaults Upon Senior Securities

None

Item 4—Mine Safety Disclosures

Not applicable.

Item 5—Other Information

Not applicable.

Item 6—Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Amendment dated April 3, 2013 to Master Revolving Note dated June 29, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 8, 2013).

10.2	First Amendment to the Second Amended and Restated Manitex International, Inc. 2004 Equity Incentive Plan.

31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

The following financial information from Manitex International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Income for the three and six months ended June 30, 2013 and 2012 (ii) Statement of Comprehensive Income for three and six months ended June 30, 2013 and 2012 (ii) Balance Sheets as of June 30, 2013 and December 31, 2012, (iii) Statements of Cash Flows for the three and six months ended June 30, 2013 and 2012, and (iv) Notes to Unaudited Interim Financial Statements.

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

August 7, 2013

By:	/S/ DAVID J. LANGEVIN
David J. Langevin
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 7, 2013

By:	/S/ DAVID H. GRANSEE
David H. Gransee
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)