Form 10-Q
period 2013-09-30
Manitex International, Inc.
filed 2013-11-08
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of the registrant’s common stock, no par, outstanding at November 5, 2013 was 13,760,474

MANITEX INTERNATIONAL, INC.

FORM 10-Q INDEX

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	Unaudited	Unaudited
ASSETS
Current assets
Cash	$3,078	$1,889
Trade receivables (net)	31,370	36,189
Accounts receivable finance	380	276
Other receivables	3,103	2,761
Inventory (net)	75,428	61,290
Deferred tax asset	1,166	1,166
Prepaid expense and other	1,927	1,206

Total current assets	116,452	104,777

Accounts receivable finance	—	307
Total fixed assets (net)	11,379	10,297
Intangible assets (net)	23,242	18,442
Deferred tax asset	2,258	2,259
Goodwill	19,880	15,283
Other long-term assets	1,073	139

Total assets	$174,284	$151,504

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable—short term	$7,630	$6,218
Revolving credit facilities	1,921	875
Current portion of capital lease obligations	1,850	1,040
Accounts payable	23,142	25,101
Accounts payable related parties	745	839
Accrued expenses	6,975	7,745
Other current liabilities	2,677	1,533

Total current liabilities	44,940	43,351

Long-term liabilities
Revolving term credit facilities	25,681	34,357
Deferred tax liability	4,304	4,269
Notes payable	10,835	2,648
Capital lease obligations	3,328	4,000
Deferred gain on sale of building	1,743	2,028
Other long-term liabilities	1,347	1,318

Total long-term liabilities	47,238	48,620

Total liabilities	92,178	91,971

Commitments and contingencies
Shareholders’ equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at September 30, 2013 and December 31, 2012	—	—
Common Stock—no par value 20,000,000 shares authorized, 13,760,474 and 12,268,443 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	68,282	53,040
Paid in capital	1,375	1,098
Retained earnings	11,866	4,679
Accumulated other comprehensive income	583	716

Total shareholders’ equity	82,106	59,533

Total liabilities and shareholders’ equity	$174,284	$151,504

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	Unaudited	Unaudited	Unaudited	Unaudited
Net revenues	$57,521	$53,380	$179,641	$148,725
Cost of sales	46,320	42,570	145,944	118,583

Gross profit	11,201	10,810	33,697	30,142
Operating expenses
Research and development costs	666	601	2,084	1,920
Selling, general and administrative expenses	5,878	5,742	19,095	17,039

Total operating expenses	6,544	6,343	21,179	18,959

Operating income	4,657	4,467	12,518	11,183
Other income (expense)
Interest expense	(837)	(578)	(2,181)	(1,845)
Foreign currency transaction gains (loss)	(20)	5	(72)	(89)
Other income (loss)	18	(77)	9	2

Total other expense	(839)	(650)	(2,244)	(1,932)

Income before income taxes	3,818	3,817	10,274	9,251
Income tax	1,197	1,313	3,087	3,188

Net income	$2,621	$2,504	$7,187	$6,063

Earnings Per Share
Basic	$0.21	$0.21	$0.58	$0.51
Diluted	$0.21	$0.21	$0.58	$0.51
Weighted average common shares outstanding
Basic	12,352,266	12,140,674	12,307,968	11,845,729
Diluted	12,403,665	12,148,776	12,349,650	11,854,322

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	Unaudited	Unaudited	Unaudited	Unaudited
Net income:	$2,621	$2,504	$7,187	$6,063
Other comprehensive income (loss)
Foreign currency translation adjustments	330	451	(140)	334
Derivative instrument fair market value adjustment—net of income taxes	7	(5)	7	33

Total other comprehensive income (loss)	337	446	(133)	367

Comprehensive income	$2,958	$2,950	$7,054	$6,430

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2013	2012
	Unaudited	Unaudited
Cash flows from operating activities:
Net income	$7,187	$6,063
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	2,740	2,672
Changes in allowances for doubtful accounts	160	2
Changes in inventory reserves	(24)	128
Deferred income taxes	34	1,849
Share based compensation	584	204
Gain on disposal of fixed assets	(100)	(113)
Reserves for uncertain tax provisions	64	6
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	5,911	(9,631)
(Increase) decrease in accounts receivable finance	210	307
(Increase) decrease in inventory	(13,027)	(17,857)
(Increase) decrease in prepaid expenses	(727)	(1,190)
(Increase) decrease in other assets	(934)	16
Increase (decrease) in accounts payable	(2,801)	11,175
Increase (decrease) in accrued expense	(1,026)	1,126
Increase (decrease) in other current liabilities	666	1,257
Increase (decrease) in other long-term liabilities	(35)	(29)

Net cash used for operating activities	(1,118)	(4,015)

Cash flows from investing activities:
Proceeds from the sale of fixed assets	139	154
Acquisition of a business	(13,000)	—
Purchase of property and equipment	(1,025)	(669)

Net cash used for investing activities	(13,886)	(515)

Cash flows from financing activities:
Proceeds from stock offering, net of issuance expenses	13,935	3,780
Borrowing on revolving term credit facilities excluding payment related to stock offering	3,102	6,447
Stock offering proceeds used to reduce revolving term credit facilities	(10,443)	—
New borrowing term loan	15,000	—
Stock offering proceeds used to pay down term loan	(3,492)	—
Net (repayments) borrowings on working capital facilities	(2,005)	3,692
New borrowings—notes payable	809	763
Note payments	(809)	(7,718)
Proceeds from capital leases	827	1,166
Payments on capital lease obligations	(817)	(502)

Net cash provided by financing activities	16,107	7,628

Net increase in cash and cash equivalents	1,103	3,098
Effect of exchange rate change on cash	86	136
Cash and cash equivalents at the beginning of the year	1,889	71

Cash and cash equivalents at end of period	$3,078	$3,305

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

Lifting Equipment Segment

The Company is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes a diverse group of products that serve different functio ns and are used in a variety of industries. Through its Manitex, Inc. subsidiary it markets a comprehensive line of boom trucks, a truck crane and sign cranes. Manitex’s boom trucks, the truck crane and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including, roads, bridges and commercial construction. Badger Equipment Company (“Badger”) is a manufacturer of specialized rough terrain cranes and material handling products. Badger primarily serves the needs of the construction, municipality, and railroad industries.

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

On August 19, 2013, Manitex Sabre, Inc. (“Sabre”) acquired the assets of Sabre Manufacturing, LLC. Sabre located in Knox, Indiana, manufactures a comprehensive line of specialized mobile tanks for liquid and solid storage and containment solutions with capacities from 8,000 to 21,000 gallons. Its mobile tanks will be sold to specialized independent tank rental companies and through the Company’s existing dealer network. The tanks are used in a variety of end markets such as petrochemical, waste management and oil and gas drilling.

Equipment distribution segment

The Company operates a crane dealership that distributes Terex rough terrain and truck cranes and Manitex’s products. The Company treats these operations as a separate reporting segment entitled “Equipment Distribution.” The Equipment Distribution segment also supplies repair parts for a wide variety of medium to heavy duty construction equipment sold both domestically and internationally. The crane products are used primarily for infrastructure development and commercial construction; applications include road and bridge construction, general contracting, roofing, and sign construction and maintenance.

The Company’s North American Equipment Exchange division, (“NAEE”) markets previously-owned construction and heavy equipment, domestically and internationally. This division provides a wide range of used lifting and construction equipment of various ages and condition, and has the capability to refurbish the equipment to the customers’ specification.

2. Basis of Presentation

The accompanying consolidated financial statements, included herein, have been prepared by the Company without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed) necessary for a fair presentation of the Company’s financial position as of September 30, 2013, and results of its operations and cash flows for the periods presented. The consolidated balances as of December 31, 2012 were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31,

2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the year.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amounts the Company’s customers are invoiced and do not bear interest. Accounts Receivable is reduced by an allowance for amounts that may become uncollectible in the future. The Company’s estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where the Company has information that the customer may have an inability to meet its financial obligations. The Company had allowances for doubtful accounts of $327 and $161 at September 30, 2013 and December 31, 2012, respectively.

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

Business Combinations

The Company accounts for acquisitions in accordance with guidance found in ASC 805, Business Combinations. The guidance requires consideration given, including contingent consideration, assets acquired and liabilities assumed to be valued at their fair market values at the acquisition date. The guidance further provides that: (1) in-process research and development will be recorded at fair value as an indefinite-lived intangible asset; (2) acquisition costs will generally be expensed as incurred, (3) restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and (4) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

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

3. Acquisitions

Sabre Asset Purchase

On August 19, 2013, Manitex Sabre, Inc. (the “Purchaser” or “Sabre”), a Michigan corporation and a wholly owned subsidiary of the Company, entered into a purchase agreement (the “Purchase Agreement”) with Sabre Manufacturing, LLC, (the “Seller”), a Knox, Indiana-based manufacturer of specialized tanks, to acquire substantially all of the Seller’s operating assets and business operations, including the Seller’s accounts receivable, inventory and equipment. Sabre tanks are used for above ground liquid storage and containment solutions for a variety of end markets such as petrochemical, waste management and oil and gas drilling.

The fair value of the purchase consideration was $14,000 in total as shown below:

Cash	$13,000
87,928 shares of Manitex International, Inc. common stock	1,000

Total purchase consideration	$14,000

Manitex International Inc. stock. The fair value of the stock consideration was determined to be $1,000 at date of acquisition.

Under the acquisition method of accounting, in accordance ASC 805, Business Combinations, the assets acquired and liabilities assumed are valued based on their estimated fair values as of the date of the acquisition . The excess of the purchase price over the aggregate estimated fair value of net assets acquired was allocated to goodwill. The purchase price allocation is preliminary and is subject to final review. The following table summarizes the preliminary allocation of the Sabre acquisition consideration to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Purchase price allocation:

Accounts receivable	$1,148
Receivable due from seller	467
Inventory	1,497
Total fixed assets	1,431
Non-competition agreements	50

Customer relationships	5,200
Trade name and trademarks	1,200
Goodwill	4,577
Accounts payable	(730)
Accrued expenses	(226)
Customer deposits	(467)
Debt and Capital lease obligations	(147)

Net assets acquired	$14,000

Tangible assets and liabilities: The tangible assets and liabilities were valued at their respective carrying values by Sabre, except for certain adjustments necessary to state such amounts at their estimated fair values at acquisition date. Fair market adjustments to fixed assets and inventory that were recorded were not significant.

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

Customer relationships: Because there is a specific earnings stream that can be associated with customer relationships, we determined the discounted cash flow method was the most appropriate methodology for valuation.

Goodwill: Goodwill represents the excess of total consideration paid and the fair value of net assets acquired. The recognition of goodwill of $4,577 reflects the inherent value in the Sabre reputation, which has been built since being founded in 2005 and the prospects for significant future earnings based on Sabre’s past performance.

For income tax purposes, intangible assets and goodwill will be amortized and will result in future tax deductions.

Acquisition transaction costs: Cost and expenses related to the acquisition have been expensed as incurred and recorded in selling, general and administrative expenses. The Company incurred $91 in legal fees in connection with the Sabre acquisition with $13 and $68 of legal fees being expensed in the second and third quarter of 2013, respectively. During the third quarter 2013, the Company expensed the $69 that was paid to have Sabre’s prior year financial statements audited. Valuation services performed after the acquisition are expected to be approximately $27, with entire amount being expensed in the third quarter 2013.

Pro Forma Results

The following unaudited pro forma information assumes the acquisition of Sabre occurred on January 1, 2012. The unaudited pro forma results have been prepared for informational purposes only and do not purport to represent the results of operations that would have been had the acquisition occurred as of the date indicated, nor of future results of operations. The unaudited pro forma results are as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net Income per common share
Net revenues	$61,640	$64,952	$195,034	$188,718
Net income	$3,164	$3,057	$8,298	$7,876
Income per share from continuing operations:
Basic	$0.26	$0.26	$0.67	$0.66
Diluted	$0.25	$0.26	$0.67	$0.66

Pro Forma Adjustment Note

Pro Forma adjustments were made to give effect to the amortization of the intangibles recorded as a result of the acquisition, which would have resulted in of additional amortization expense of 49 and $91 for the three months and $231 and $273 for the nine months ended September 30, 2013 and 2012, respectively. Pro Forma adjustments to interest expense was made to reflect interest on the term note issued in connection with the acquisitions. The net effect was to increase interest expense by $76 and $139 for the three months and $354 and $416 for the nine months ended September 30, 2013 and 2012, respectively. Pro Forma adjustments were made to account for the changes in depreciation expense based on the value of fixed as determined in the purchase price allocation. The effect was to decrease depreciation expense by $8 and $15 for the three months and $38 and $45 for the nine months ended September 30, 2013 and 2012, respectively. Pro forma adjustments were recorded to move expenses directly associated with the transaction from 2013 to 2012. The effect was to decreased expense by $173 and $194 for the three and nine months ended September 30, 2013 and to increase expense by $194 for the nine months ended September 30, 2012. A pro forma adjustment was recorded to move the write off of the fair market value step up in beginning inventory from 2013 to 2012. The effect was to decrease expense $73 for the three and nine months ended September 30, 2013 and to increase expense by $73 for the nine months ended September 30, 2012. Pro forma adjustment were made to record amortization of bank fees capitalized in connection with the term debt. The effect was to increase expense by $5 and $10 for the three months and $25 and $30 for the nine months ended September 30, 2013 and 2012, respectively. Finally, pro forma adjustments were made to record the tax effect of the above entries and to provide a tax provision on Sabre’s earnings, as Sabre was an LLC and did not pay income taxes. The effect was to increase tax expense by $244 and $248 for the three months and $499 and $814 for the nine months ended September 30, 2012 and 2013, respectively.

Basic shares outstanding were increased by 42,053 and 87,928 for the three months and 72,636 and 87,928 for the nine months ended September 30, 2013 and 2012, respectively. Diluted shares outstanding were increased by 42,053 and 87,928 for the three months and 72,636 and 87,928 for the nine months ended September 30, 2013 and 2012, respectively.

4. Financial Instruments—Forward Currency Exchange Contracts

The following tables set forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 by level within the fair value hierarchy. As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is a summary of items that the Company measures at fair value:

	Fair Value at September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Forward currency exchange contracts	$—	$79	$—	$79

Total current assets at fair value	$—	$79	$—	$79

	Fair Value at December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Forward currency exchange contracts	$—	$137	$—	$137

Total current assets at fair value	$—	$137	$—	$137

Liabilities:
Forward currency exchange contracts	$—	$(13)	$—	$(13)

Total current liabilities at fair value	$—	$(13)	$—	$(13)

Fair Value Measurements

ASC 820-10 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	—	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	—	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3	—	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

Fair value of the forward currency contracts are determined on the last day of each reporting period using observable inputs, which are supplied to the Company by the foreign currency trading operation of its bank and are Level 2 items.

5. Derivatives Financial Instruments

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

As required, forward currency contracts are recognized as an asset or liability at fair value on the Company’s Consolidated Balance Sheet. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (date of sale). Gains or losses on cash flow hedges when recognized into income are included in net revenues. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The Company expects minimal ineffectiveness as the Company has hedged only firm sales orders and has not hedged estimated exposures. For derivative instruments that are not designated and do not qualify as cash flow hedge, both realized and unrealized gains and losses related to these forward currency contracts are included in current earnings and are reflected in the Statement of Income in the other income expense section on the line titled foreign currency transaction gains (losses). In the next twelve months, the company estimates $10 of pre-tax unrealized gains related to forward currency contract hedges to be reclassified from other comprehensive income into earnings.

At September 30, 2013, the Company had entered into a series of forward currency exchange contracts. The contracts obligate the Company to purchase approximately CDN $2,655 in total. The contracts, which are in various amounts, mature between November 6, 2013 and April 30, 2014. Under the contracts, the Company will purchase Canadian dollars at exchange rates between 0.9513 and 0.9675. The Canadian to US dollar exchange rate was $0.9706 at September 30, 2013. At September 30, 2013, the Company had forward currency contracts to sell €800 at 1.4251 and €100 at 1.3538 with contract maturity dates of July 2, 2014 and January 31, 2014, respectively. The Euro to US dollar exchange rate was 1.3505 at September 30, 2013. The unrealized currency exchange asset is reported under prepaid expense and other if it is an asset or under accrued expenses if it is a liability on the balance sheet.

As of September 30, 2013, the Company had the following forward currency contracts:

Nature of Derivative	Amount		Type
Forward currency contract	CDN$	888	Not designated as hedge instrument
Forward currency contract	CDN$	1,767	Cash flow hedge
Forward currency contract		€900	Not designated as hedge instrument

The following table provides the location and fair value amounts of derivative instruments that are reported in the Consolidated Balance Sheet as of September 30, 2013 and December 31, 2012:

Total derivatives NOT designated as a hedge instrument

	Balance Sheet Location	Fair Value
		September 30, 2013	December 31, 2012
Asset Derivatives
Foreign currency Exchange Contract	Prepaid expense and other	$69	$137

Liabilities Derivatives
Foreign currency Exchange Contract	Accrued expense	$—	$(13)

Total derivatives designated as a hedge instrument

	Balance Sheet Location	Fair Value
		September 30, 2013	December 31, 2012
Asset Derivatives
Foreign currency Exchange Contract	Prepaid expense and other	$10	$—

Liabilities Derivatives
Foreign currency Exchange Contract	Accrued expense	$—	$—

The following tables provide the effect of derivative instruments on the Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012:

	Location of gain or (loss) recognized in Income Statement	Gain or (loss)
		Three months ended September 30,		Nine-months ended September 30,
		2013	2012	2013	2012
Derivatives Not designated as Hedge Instrument
Forward currency contracts	Foreign currency transaction gains (losses)	$(10)	$38	$(133)	$33

	Location of gain or (loss) recognized in Income Statement	Gain or (loss)
		Three months ended September 30,		Nine months ended September 30,
		2013	2012	2013	2012
Derivatives designated as Hedge Instrument
Forward currency contracts	Net revenue	$—	$82	$—	$64

The following table shows changes in the balance of net gains (loss), net of taxes related to derivatives instruments that are included in accumulated other comprehensive income:

Derivatives designated as Hedge Instrument

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$—	$18	$—	$(39)
Additional gains (losses)	7	76	7	115
Amounts reclassified into earnings	—	(82)	—	(64)

Balance at end of period	$7	$12	$7	$12

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

6. Net Earnings per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of warrants, and restricted stock units. Details of the calculations are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net Income per common share
Basic	$2,621	$2,504	$7,187	$6,063
Diluted	$2,621	$2,504	$7,187	$6,063
Earnings per share
Basic	$0.21	$0.21	$0.58	$0.51
Diluted	$0.21	$0.21	$0.58	$0.51
Weighted average common share outstanding
Basic	12,352,266	12,140,674	12,307,968	11,845,729

Diluted
Basic	12,352,266	12,140,674	12,307,968	11,845,729

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Dilutive effect of warrants	—	—	—	3,361
Dilutive effect of restricted stock units	51,399	8,102	41,682	5,232

	12,403,665	12,148,776	12,349,650	11,854,322

7. Equity

Stock Issuance

Stock offering

On September 30, 2013, the Company issued 1,375,000 shares of the Company’s common stock, no par value. The shares were issued to certain investors pursuant to subscription agreements between the Company and the investors that were entered into on September 25, 2013 (the “Agreements”). Under the Agreements, the investors paid $10.75 per share for a total purchase price of $14,781. The shares were issued pursuant to a prospectus supplement dated September 25, 2013 and prospectus dated August 9, 2011, which is part of a registration statement on Form S-3 (Registration No. 333-176189) that was declared effective by the Securities and Exchange Commission on August 23, 2011.

In connection with this offering, the Company entered into a placement agency agreement (“Placement Agreement”) dated September 25, 3013 with Avondale Partners, LLC, Roth Capital Partners, LLC, and The Benchmark Company, LLC (the “Agents”). In accordance with the terms of the Placement Agreement between the Company and the Agents, the Company paid the Agents a cash fee that represents 5.25% of the gross proceeds of the offering and reimbursed the Agents for reasonable out-of-pocket expenses.

In connection with the stock issuance, the Company incurred investment banking fees of $776 and legal fees and expenses of approximately $70. The Company’s net cash proceeds after fees and expenses of approximately $13,935 were used to repay debt.

Sabre shares

On August 19, 2013, the Company issue 87,928 shares of common stock. The shares which were part of the consideration paid to the seller in connection with the purchase of the Sabre assets. See Note 3.

Additional stock issued

On September 12, 2013, issued 1,667 shares of common stock to a Director for restricted stock units issued under the Company’s 2004 Incentive Plan which had vested.

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

The following table contains information regarding restricted stock units:

September 30, 2013
Outstanding on January 1, 2013	109,750
Units granted during the period	45,928
Vested and issued	(29,103)

Outstanding on September 30, 2013	126,575

On September 12, 2013, the Company granted 1,667 shares of restricted stock units which vested immediately to a Director pursuant to the Company’s 2004 Equity Incentive Plan.

On June 5, 2013, the Company granted an aggregate of 3,425 restricted stock units to four employees pursuant to the Company’s 2004 Equity Incentive Plan. Restricted stock units of 1,141, 1,142 and 1,142 vest on September 5, 2014, 2015 and 2016, respectively.

On March 8, 2013, the Company granted an aggregate of 20,000 restricted stock units to four independent Directors. Restricted stock units of 6,600, 6,600 and 6,800 vest on March 8, 2013, December 31, 2013 and December 31, 2014, respectively.

On March 8, 2013, the Company granted 20,836 restricted stock units to employees pursuant to the Company’s 2004 Equity Incentive Plan. The restricted stock units which vested immediately represents a portion of the employees’ 2012 bonus award that was paid in restricted stock units.

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $117 and $23 for the three months and $364 and $109 for the nine months ended September 30, 2013 and 2012, respectively. Additional compensation expense related to restricted stock units will be $98, $328, $257 and $5 for the remainder of 2013, 2014, 2015 and 2016, respectively.

Accumulated Other Comprehensive Income

The table below present changes in accumulated other comprehensive income for the three and nine months September 30, 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at beginning of the period	$246	$182	$716	$261
Current period
Foreign currency translation adjustment	330	451	(140)	334
Derivative instrument fair market value adjustment—net of income taxes	7	(5)	7	33

Balance September 30,	$583	$628	$583	$628

8. New Accounting Pronouncements

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

Except as noted above, the guidance issued by the FASB during the current year is not expected to have a material effect on the Company’s consolidated financial statements.

9. Inventory

The components of inventory are as follows:

	September 30, 2013	December 31, 2012
Raw materials and purchased parts,	$52,102	$43,207
Work in process	9,971	9,465
Finished goods	13,355	8,618

Inventory, net	$75,428	$61,290

10. Goodwill and Intangible Assets

	September 30, 2013	December 31, 2012	Useful lives
Patented and unpatented technology	$13,142	$13,154	7-10 years
Amortization	(8,431)	(7,429)
Customer relationships	15,276	10,089	10-20 years
Amortization	(3,773)	(3,303)
Trade names and trademarks	8,542	7,314	25 years-indefinite
Amortization	(1,562)	(1,383)
Non-competition agreements	50	—	2-5 years
Amortization	(2)	—
Customer backlog	471	473	< 1 year
Amortization	(471)	(473)

	September 30, 2013	December 31, 2012	Useful lives
Intangible assets	23,242	18,442
Goodwill	19,880	15,283

Goodwill and other intangibles	$43,122	$33,725

Amortization expense for intangible assets was $580 and $527 for the three months and $1,672 and $1,580 for the nine months ended September 30, 2013 and 2012, respectively.

Changes in goodwill for the six months ended September 30, 2013 are as follows:

	Equipment Lifting Segment	Equipment Distribution Segment	Total
Balance January 1, 2013	$15,008	$275	$15,283
Goodwill for the Sabre acquisition	4,577	—	4,577
Effect of change in exchange rates	20	—	20

Balance September 30, 2013	$19,605	$275	$19,880

11. Accrued Expenses

	September 30, 2013	December 31, 2012
Accrued expenses:
Accrued payroll	$861	$1,084
Accrued employee health	309	261
Accrued bonuses	1,130	1,838
Accrued vacation expense	956	384
Accrued deferred interest income	—	33
Accrued insurance premiums	—	266
Accrued interest	180	148
Accrued commissions	435	617
Accrued expenses—other	234	624
Accrued warranty	853	988
Accrued income taxes	—	1,160
Accrued taxes other than income taxes	1,785	242
Accrued product liability and workers compensation claims	232	87
Accrued liability on forward currency exchange contracts	—	13

Total accrued expenses	$6,975	$7,745

12. Accrued Warranty

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

	Nine Months Ended
	September 30, 2013	September 30, 2012
Balance January 1,	$988	$698
Business Acquired	10
Accrual for warranties issued during the period	1,753	1,623
Warranty services provided	(1,786)	(1,435)

	Nine Months Ended
	September 30, 2013	September 30, 2012
Changes in estimate	(110)	—
Foreign currency translation	(2)	1

Balance September 30,	$853	$887

13. Revolving Term Credit Facilities and Debt

On August 19, 2013, the Company together with its U.S. and Canadian subsidiaries entered into a new credit agreement (“Credit Agreement”) with Comerica Bank (“Comerica”) and certain other lenders, who become participants under the credit agreement. The Credit Agreement provides the Company with up to $64 million of financing (“Financing”) comprised of (a) a $40 million Senior Secured Revolving Credit Facility to the U.S. Borrowers (“U.S. Revolver”), (b) a $15 million Secured Term Loan to the U.S. Borrowers (“Term Loan”) and (c) a $9 million (or the Canadian dollar equivalent amount) Senior Secured Revolving Credit Facility to the Canadian Borrower (“Canadian Revolver”). The three aforementioned credit facilities each mature on August 19, 2018. The Financing replaces all of the existing credit facilities between the Company and its subsidiaries and Comerica, except for the Manitex Liftking ULC $2.0 million Specialized Canadian Export Facility.

Proceeds borrowed on the U.S. Revolver and the Canadian Revolver were used pay the outstanding principal and interest that was outstanding on the Revolving Term Credit Facility, the Revolving Canadian Term Credit Facility, and the Revolving Term Credit Facility—Equipment Line that were outstanding on August 19, 2013.

The indebtedness is collateralized by substantially all of the Company’s assets. The facility contains customary limitations including, but not limited to, limitations on acquisitions, dividends, repurchase of the Company’s stock and capital expenditures. The Company is also required to comply with certain financial covenants as defined in the Credit Agreement including maintaining (1) a Minimum Fixed Charge Coverage ratio of not less than 1.25 to 1.0, (2) a Maximum Senior Secured First Lien Debt to Consolidated Adjusted EBITDA ratio of not more than 3.25 to 1.0, with a step down to 3.0 to 1.0 at December 31, 2014, (3) a Maximum Consolidated Total Debt to Consolidated Adjusted EBITDA ratio of not more than 4.0 to 1.0 with a step down to 3.75 to 1.0 at December 31, 2014, and (4) a minimum Tangible Net Worth.

In connection with the Financing, the Company paid fees and expenses of $989 which are being expense over the life of the loan.

U.S.Revolver

At September 30, 2013, the Company had drawn $18,442 under the U.S. Revolver. The Company is eligible to borrow up to $40,000. The U.S. Revolver bears interest, at the Company’s option at the base rate plus a spread or an adjusted LIBOR rate plus a spread. The base rate is the greater of the bank’s prime rate, the federal funds rate plus 1.00% or the 30 day LIBOR rate Adjusted Daily plus 1.00%. For the U.S. Revolver the interest rate spread for Base Rate is between 1.625% and 2.250% and for LIBOR the spread is between 2.265% and 3.250% in each case with the spread being based on the consolidated total debt to consolidated adjusted EBITDA ratio, as defined in the Credit Agreement, for the preceding twelve months. The base rate and LIBOR spread is currently 2.00% and 3.00%, respectively. Funds borrowed under the LIBOR options can be borrowed for periods of one, two, three or six months.

The $40 million U.S. Revolver is a secured financing facility under which borrowing availability is limited to existing collateral as defined in the agreement. The maximum amount available is limited to (1) the sum of 85% of eligible receivables, (2) the lesser of 50% of eligible inventory or $18,000, (3) the lesser of 80% of used equipment purchased for resale or rent or $2,000 reduced by (4) outstanding standby letter or credits issued by the bank. At September 30, 2013, the maximum the Company could borrow based on available collateral was capped at $35,093.

Under the Credit Agreement, the banks are also paid 0.50% annual facility fee payable in quarterly installments.

The agreement permits the Company to issue unsecured guarantees of indebtedness owed by CVS Ferrari, srl to foreign banks in respect to working capital financing, not to exceed the lesser of $9,000 or the amount of such financing. Additionally the agreement allows the Company to make or allow to remain outstanding any investment (whether such investment shall be of the character of investment of shares of stock, evidence of indebtedness or other securities or otherwise) in, or any loans or advances to CVS or to any other wholly-owned foreign subsidiary in an amount not to exceed $6,500.

Canadian Revolver

At September 30, 2013, the Company had drawn $7,239 under the Canadian Revolver. The Company is eligible to borrow up to $9,000. The maximum amount available is limited to the sum of (1) 85% of eligible receivables plus (2) 30% of eligible work-in-process inventory not to exceed $850 and (3) 50% of eligible inventory excluding work in process inventory. Under the agreement, total inventory collateral, however, cannot exceed $5,500. At September 30, 2013, the maximum the Company could borrow based on available collateral was $7,615. The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets. The Company can borrow in either U.S. or Canadian dollars. For the Canadian Revolver, the interest rate spread for U.S. prime based borrowing is between 0.00% and 0.25% and for Canadian prime based borrowings the interest rate spread is between 0.00% and 0.75%, in each case with the spread being based on the consolidated total debt to consolidated adjusted EBITDA ratio, as defined in the Credit Agreement, for the preceding twelve months. As of September 30, 2013 the spread on U.S. Prime based borrowing and Canadian Prime based borrowings was 0.00% and 0.25%, respectively.

Under the Credit Agreement, the banks are also paid 0.50% annual facility fee payable in quarterly installments.

Term Loan

As of September 30, 2013, the Company had outstanding the $11,508 borrowed under the term loan provisions of the Credit Agreement. Pursuant to terms of the Credit Agreement, the Company is required to make quarterly principal payments of $750 commencing on October 1, 2013. The term loan bears interest, at the Company’s option at the base rate plus a spread or an adjusted LIBOR rate plus a spread. For the Term Loan the interest rate spread for Base Rate is between 2.00% and 2.75% and for LIBOR the spread is between 3.00% and 3.750% in each case with the spread being based on the consolidated total debt to consolidated adjusted EBITDA ratio, as defined in the Credit Agreement, for the preceding twelve months. The base rate and LIBOR spread is currently 2.00% and 3.00%, respectively. Funds borrowed under the LIBOR options can be borrowed for periods of one, two, three or six months.

The Company may be required to make an additional mandatory annual principal payment on April 1 of each year beginning on April 1, 2014. The payment is required if the Company has excess cash flow for the preceding fiscal year as defined in the Credit Agreement. The Company may also prepay the Term Loan, in whole or in part, at any time without premium or penalty. Amounts repaid or prepaid with respect to the Term Loan may not be reborrowed.

Specialized Export Facility

The Canadian Revolving Credit facility contains an additional $2,000 Specialized Export Facility that matures on April 1, 2014. Borrowings under the Specialized Export Facility are guaranteed by the Company and Export Development Canada (“EDC”), a corporation established by an Act of Parliament of Canada. Under the Export Facility Liftking can borrow 90% of the total cost of material and labor incurred on export contracts which are subject to the EDC guarantee. The EDC guarantee, which expires on April 1, 2014, is issued under their export guarantee program and covers certain goods that are to be exported from Canada. At September 30, 2013, the maximum the Company could have borrowed based upon available collateral under the Specialized Export Facility was $2,000. Under this facility, the Company can borrow either Canadian or U.S. dollars.

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

At September 30, 2013, the Company had outstanding borrowing in connection with the Specialized Export Facility of $1,921.

Note Payable—Terex

At September 30, 2013, the Company has a note payable to Terex Corporation with a remaining balance of $750. The note was issued in connection with the purchase of substantially all of the domestic assets of Crane & Machinery, Inc. (“Crane”) and Schaeff Lift Truck, Inc., (“Schaeff”). The note provides bears interest at 6% annually and is payable quarterly. Terex has been granted a lien on and security interest in all of the assets of the Company’s Crane & Machinery Division as security against the payment of the note.

The Company has three remaining principal payments of $250 due on March 1, 2014, March 1, 2015 and March 1, 2016. As long as the Company’s common stock is listed for trading on the NASDAQ or another national stock exchange, the Company may opt to pay up to $150 of each annual principal payment in shares of the Company’s common stock having a market value of $150.

Load King Debt

In November 2011, the Company’s Load King Subsidiary used its manufacturing facility as collateral to secure mortgage financing with BED (South Dakota Board of Economic Development) and bank. Load King pledged its equipment to the bank to secure additional term debt (“Equipment Note”). The funds received in connection with the above borrowing were used to repay a promissory note to Terex Corporation (“Terex”), which was issued in connection with the Load King acquisition. The BED Mortgage, the bank mortgage and the Equipment Note, which are all guaranteed by the Company, have outstanding balances as of September 30, 2013 of $798, $815 and $312, respectively.

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

Sabre note payable

At September 30, 2013, Sabre had a note payable with a balance of $18 which bears interest at approximately 11.8% and matures on September 1, 2014. Under the terms of the note, Sabre is required to make monthly payments of $1 which includes accrued interest.

CVS Short-Term Working Capital Borrowings

At September 30, 2013, CVS had established demand credit facilities with eight Italian banks. Under the facilities, CVS can borrow up to €135 ($182) on an unsecured basis and up to an additional €8,045 ($10,865) as advances against orders, invoices and letters of credit. Borrowing under the CVS credit facilities are guaranteed by the Company, except for two facilities with a maximum availability of €2,118 ($2,860). The maximum amount outstanding is limited to 80% of the assigned accounts receivable if there is an invoice issued or 50% if there is an order/contract issued. The banks will evaluate each request to borrow individually and determine the allowable advance percentage and interest rate. In making its determination the bank considers the customer’s credit and location of the customer.

At September 30, 2013, the banks had advanced CVS €3,085 ($4,182), at variable interest rates which currently range from 2.08% to 4.78%. At September 30, 2013, the Company has guaranteed €2,567 ($3,467) of CVS’s outstanding debt. Additionally, the banks had issued performance bonds which total €857 ($1,157) which are also guaranteed by the Company.

Note Payable—Bank

At September 30, 2013, the Company has a $82 note payable to a bank. The note dated January 8, 2013 had an original principal amount of $809 and an annual interest rate of 3.45%. Under the terms of the note the company is required to make ten monthly payments of $82 commencing January 30, 2013. The proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums.

Capital leases

Georgetown facility

The Company has a twelve year lease, which expires in April 2018 that provides for monthly lease payments of $74 for its Georgetown, Texas facility. The lease has been classified as a capital lease. At September 30, 2013, the outstanding capital lease obligation is $2,796.

Winona facility

The Company has a five year lease which expires in July 10, 2014 that provides for monthly lease payments of $25 for its Winona, Minnesota facility. The Company has an option to purchase the facility for $500 by giving notice to the landlord of its intent to purchase the Facility. The Landlord must receive such notice at least three months prior to end of the Lease term. At September 30, 2013, the Company has outstanding capital lease obligation of $701.

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

The following is a summary of amounts financed under equipment capital lease agreements:

	Amount Borrowed	Repayment Period	Amount of Monthly Payment	Balance As of September 30, 2013
New equipment	$225	60	$4	$165
Used equipment	$1,768	36	$54	$1,374

Total	$1,993		$58	$1,539

The Company has three additional small capital leases. As of September 30, 2013, the capitalized lease obligation in aggregate related to the three leases was $141.

14. Legal Proceedings and Other Contingencies

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

Additionally beginning on December 31, 2011, the Company’s workmen’s compensation insurance policy has a per claim deductible of $250 and aggregates of $1,000 and $1,150 for 2012 and 2013 policy years, respectively. The Company is fully insured for any amount on any individual claim that exceeds the deductible and for any additional amounts of all claims once the aggregate is reached. The Company currently has several workmen compensation claims related to injuries that occurred after December 31, 2011 and therefore, are subject to a deductible. The Company does not believe that the contingencies associated with these worker compensation claims in aggregate will have a material adverse effect on the Company. Prior to December 31, 2011, worker compensation claims were fully insured.

On May 5, Company 2011, entered into two separate settlement agreements with two plaintiffs. As of September 30, 2013, the Company has a remaining obligation under the agreements to pay the plaintiffs $1,710 without interest in 18 annual installments of $95 on or before May 22 each year. The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total payment will be charged to interest expense over payment period.

It is reasonably possible that the “Estimated Reserve for Product Liability Claims” may change within the next 12 months. A change in estimate could occur if a case is settled for more or less than anticipated, or if additional information becomes known to the Company.

15. Business Segments

The Company operates in two business segments: Lifting Equipment and Equipment Distribution.

The Lifting Equipment segment is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes, predominately through a network of dealers, a diverse group of products that serve different functions and are used in a variety of industries. The Company markets a comprehensive line of boom trucks, a truck crane and sign cranes, a complete line of rough terrain forklifts, including both the Liftking and Noble product lines, as well as special mission oriented vehicles, and other specialized carriers, heavy material handling transporters and steel mill equipment. The Company also manufacturers a number of specialized rough terrain cranes and material handling products, including 15 and 30-ton cab down rough terrain cranes. Company lifting products are used in industrial applications, energy exploration and infrastructure development in the commercial sector and for military applications. The company’s specialized rough terrain cranes primarily serve the needs of the construction, municipality, and railroad industries. Through its Italian subsidiary, the Company manufactures and distributes reach stackers and associated lifting equipment for the global container handling markets. Additionally, the Company manufactures and distributes custom trailers and hauling systems typically used for transporting heavy equipment, the trailer business serves niche markets in the commercial construction, railroad, military, and equipment rental industries through a dealer network. Beginning in August 2013, the Company began to manufacture and market a comprehensive line of specialized trailer tanks for liquid and solid storage and containment. The tank trailers are used in a variety of end markets such as petrochemical, waste management and oil and gas drilling.

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

Sabre results are included in the Company’s results from the date of acquisition (August 19, 2013).

The following is financial information for our two operating segments, i.e., Lifting Equipment and Equipment Distribution.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenues
Lifting Equipment	$53,284	$50,353	$166,706	$137,219
Equipment Distribution	4,269	3,179	13,000	12,094
Inter-segment sales	(32)	(152)	(65)	(588)

Total	$57,521	$53,380	$179,641	$148,725
Operating income from continuing operations
Lifting Equipment	$5,703	$5,830	$16,543	$15,541
Equipment Distribution	183	(12)	486	45
Corporate expenses	(1,229)	(1,295)	(4,511)	(4,320)
Elimination of inter-segment profit in inventory	—	(56)	—	(83)

Total operating income	$4,657	$4,467	$12,518	$11,183

The Lifting Equipment segment operating earnings includes amortization of $543 and $490 for the three months and $1,562 and $1,470 for the nine months ended September 30, 2013 and 2012, respectively. The Equipment Distribution segment operating earnings includes amortization of $37 and $37 for the three months and $110 and $110 for the six months ended September 30, 2013 and 2012, respectively.

	September 30, 2013	December 31, 2012
Total Assets
Lifting Equipment	$167,793	$144,937
Equipment Distribution	5,370	6,374
Corporate	1,121	193

Total	$174,284	$151,504

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

As of September 30, 2013 the Company had accounts payable of $14, $722 and $9 to BGI, SL and LiftMaster, respectively. As of December 31, 2012 the Company had an accounts receivable of $62 and $69 from LiftMaster and SL, respectively and accounts payable of $869 and $101 to SL and LiftMaster, respectively.

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

		Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Rent paid	Bridgeview Facility 1	$63	$61	$188	$183

Sales to:	SL Industries, Ltd.	$0	$21	$43	$53
	LiftMaster	0	2	3	6

Total Sales		$0	$23	46	$59

Purchases from:
	BGI USA, Inc.	$68	$15	$149	$114
	SL Industries, Ltd.	1,605	1,415	3,813	3,507
	LiftMaster	8	7	18	13

Total Purchases		$1,681	$1,437	$3,980	$3,634

1.

The Company leases its 40,000 sq. ft. Bridgeview facility from an entity controlled by Mr. David Langevin, the Company’s Chairman and CEO. Pursuant to the terms of the lease, the Company makes monthly lease payments of $21. The Company is also responsible for all the associated operations expenses, including insurance, property taxes, and repairs. The lease will expire on September 30, 2016 and has a provision for six one year extension periods. The lease contains a rental escalation clause under which annual rent is increased during the initial lease term by the lesser of the increase in the Consumer Price Increase or 2.0%. Rent for any extension period shall however, be the then-market rate for similar industrial buildings within the market area. The Company has the option, to purchase the building by giving the Landlord written notice at any time prior to the date that is 180 days prior to the expiration of the lease or any extension period. The Landlord can require the Company to purchase the building if a change of Control Event, as defined in the agreement occurs by giving written notice to the Company at any time prior to the date that is 180 days prior to the expiration of the lease or any extension period. The purchase price regardless whether the purchase is initiated by the Company or the landlord will be the Fair Market Value as of the closing date of said sale.

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

For the three months ended September 30, 2013, the Company recorded an income tax expense of $1,197 which consisted primarily of anticipated federal, state and local, and foreign taxes. For the three months ended September 30, 2012, the Company recorded an income tax expense of $1,313 which consisted primarily of anticipated federal, state and local, and foreign taxes.

For the nine months ended September 30, 2013, the Company recorded an income tax expense of $3,087 which included discrete items of $103 primarily related to 2012 Federal Research & Development tax credits which were retroactively enacted by the American Taxpayer Reconciliation Act on January 2, 2013. For the nine months ended September 30, 2012, the Company recorded an income tax expense of $3,188 which consisted primarily of anticipated federal, state and local, and foreign taxes.

The Company’s total unrecognized tax benefits as of September 30, 2013 and 2012 were approximately $397 and $158, which, if recognized, would affect the Company’s effective tax rate. As of September 30, 2012 the Company had accrued immaterial amounts for the potential payment of interest and penalties.

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

On August 19, 2013, the Manitex Sabre, Inc. (“Sabre”) acquired the assets of Sabre Manufacturing, LLC. Sabre located in Knox, Indiana, is a manufacturer of a comprehensive line of specialized mobile tanks for liquid and solid storage and containment solutions with capacities from 8,000 to 21,000 gallons. Its mobile tanks will be sold to specialist independent tank rental companies and through the Company’s existing dealer network. The tanks are used in a variety of end markets such as petrochemical, waste management and oil and gas drilling.

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

Economic Conditions

The overall market for construction equipment has improved substantially since the 2008 down turn but has not returned to pre-2008 levels. The market for general construction equipment which had shown gradual but consistent improvement has, recently, plateaued. A very significant portion of the increase in the Company’s revenues has been attributed to demand from niche market segments, particularly the North American energy sector. During the current year, there has been a softening in the demand for our products which are related to the energy sector. The Company believes the current decrease in demand from the energy sector is temporary, and that the North American energy sector will continue to grow and, in turn, will drive future demand for our products. Additionally, the European market for port handling equipment continues to be affected by the general weakness in the European economy. The Company does not believe that 2013 revenues will be significantly impacted because the Company has a significant backlog ($97 million at September 30, 2013).

Factors Affecting Revenues and Gross Profit

The Company derives most of its revenue from purchase orders from dealers and distributors. The demand for the Company’s products depends upon the general economic conditions of the markets in which the Company competes. The Company’s sales depend, in part, upon its customers’ replacement or repair cycles. Adverse economic conditions, including a decrease in commodity prices, may cause customers to forego or postpone new purchases in favor of repairing existing machinery. Additionally, our Manitex Liftking subsidiary revenues are impacted by the timing of orders received for military forklifts and residential housing starts. CVS revenues are impacted in part by the timing of contract awards related to major port projects.

Gross profit varies from period to period. Factors that affect gross profit include product mix, production levels and cost of raw materials. Margins tend to increase when production is skewed towards larger capacity cranes, special mission oriented vehicles, specialized carriers and heavy material transporters.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Net income for the three month periods ended September 30, 2013 and 2012

For the three months ended September 30, 2013 and 2012, the Company had a net income of $2.6 million and $2.5 million, respectively.

For the three months ended September 30, 2013, the net income of $2.6 million consisted of revenue of $57.5 million, cost of sales of $46.3 million, research and development costs of $0.7 million, SG&A expenses of $5.9 million, interest expense of $0.8 million, and income tax expense of $1.2 million.

For the three months ended September 30, 2012, the net income of $2.5 million consisted of revenue of $53.4 million, cost of sales of $42.6 million, research and development costs of $0.6 million, SG&A expenses of $5.7 million, interest expense of $0.6 million, other expense of $0.1 million and income tax expense of $1.3 million.

Net revenues and gross profit—For the three months ended September 30, 2013, net revenues and gross profit were $57.5 million and $11.2 million, respectively. Gross profit as a percent of revenues was 19.5% for the three months ended September 30, 2013. For the three months ended September 30, 2012, net revenues and gross profit were $53.4 million and $10.8 million, respectively. Gross profit as a percent of revenues was 20.3% for the three months ended September 30, 2012.

Net revenues increased $4.1 million or 7.8% to $57.5 million for the three months ended September 30, 2013 from $53.4 million for the comparable period in 2012. Without the Sabre acquisition, revenues would have increased $2.0 million as Sabre had revenues of $2.1 million for the period from August 19, 2013 (the acquisition date) to the end of the quarter. The remaining increase is attributed to an increase in the sale of boom trucks and an increase in revenues generated by our equipment distribution segment which offset decreases in revenues of other products. Approximately half the increase in boom truck revenues is related to sales of trucks with lifting capacity of forty tons or less, which are frequently used in general construction and infrastructure applications. The remaining increase in boom truck revenues is attributed to trucks with higher lifting capacities which are often used in specialized energy and power line distribution applications. Manufacturing inefficiencies at our specialized trailer manufacturing facility and a decrease in sales of forklifts to the military principally account for the decrease in other product revenues. Military related sales have historically fluctuated significantly from period to period based on the timing of orders received. The Company is currently taking action to address the manufacturing inefficiencies at our specialized trailer manufacturing facility.

Our gross profit as a percentage of net revenues decreased 0.8% to 19.5% for the three months ended September 30, 2013 from 20.3% for the three months ended September 30, 2012. Approximately 0.3% of the decrease is attributed to an increase in chassis sales, which are sold with only a nominal markup. Part sales decreased both in absolute dollars and as a percent of revenues between the third quarters 2012 and 2013. The decrease in part sales as a percent of revenues decreased from approximately 14.6% for the three months ended September 30, 2012 to 10.9% for the three months ended September 30, 2013. As parts sell at significantly higher margins, this had the impact of decreasing margins by approximately 0.7%. Other factors which largely offset also had an effect on margins. The increase in boom truck sales as a percent of total sales had a positive impact on our margin percent as boom trucks margins are somewhat higher than the margin we realize on the other products that we sell. This favorable impact was offset by lower average margins for our other products, which is attributed to a change in product mix and decreased volumes and the manufacturing inefficiencies encountered at our specialized trailer manufacturing facility.

Research and development—Research and development was $0.8 million and $0.6 million for the three months ended September 30, 2013 and 2012, respectively. The increase in research and development expense demonstrates the Company’s continued commitment to develop new products.

Selling, general and administrative expense—Selling, general and administrative expense for the three months ended September 30, 2013 was $5.9 million compared to $5.7 million for the comparable period in 2012, an increase of $0.2 million. Without the Sabre acquisition expenses would have increased $0.1 million as Sabre had selling general and administrative expenses of $0.1 million for the period from August 19, 2013 (the acquisition date) to the end of the quarter. The increase is principally attributed to an increase of $0.2 million for additional expenses directly associated with Sabre acquisition offset by a decrease of $0.1 million accrued for management incentive compensation.

Operating income—For the three months ended September 30, 2013 and 2012, the Company had operating income of $4.7 million and $4.5 million, respectively. The increase in operating income is due to an increase in gross profit of $0.4 million offset by $0.2 million increase in operating expenses. An increase in revenues accounts for the increase in gross profit as the gross profit percent decreased 0.8% between the third quarter 2012 and 2013. The increase in operating expenses is related to increases in research and development and selling, general and administrative expenses as explained above.

Interest expense—Interest expense was $0.8 million for the three months ended September 30, 2013 compared to $0.6 million for the comparable period in 2012. The increase in interest expense is attributed to an increase in average outstanding debt for the quarter and a modest increase in interest rates. On September 30, 2013, the company used proceeds from the stock offering to repay $13.9 million of its outstanding debt. As such, outstanding debt at September 30, 2013 is not an accurate indicator of average outstanding debt for the quarter ended September 30, 2013.

On August 19, 2013, the Company entered into a new financing agreement with its current bank. The primary purpose of the agreement was to increase the Company’s borrowing capacity and to put into place a finance agreement that would allow additional banks to participate with the current bank in the Company’s credit facilities. Interest rates under the new facility increased by approximately 0.5%. Subsequent to September 30, 2013, Fifth Third Bank and HSBC Bank became parties to certain of the Company’s credit facilities.

Foreign currency transaction gains and losses—The Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds.

For the three months ended September 30, 2013 and 2012, foreign currency gains and losses were insignificant.

Income tax—For the three months ended September 30, 2013, and 2012 the Company recorded an income tax expense of $1.2 million and $1.3 million, respectively.

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year.

Income tax expense decreased $0.1 million even though pre-tax income was $1.8 million for both the three months periods ended September 30, 2013 and 2012. This occurred as the effective tax rate for the third quarter 2013 decreased to 31.4% from 34.4% for the three month period ended September 30, 2012. The effective tax rate for 2013 is favorably impacted by the Domestic Production Activities Deduction (Section 199) and Federal Research and Development tax credits. In the prior year, the Company was not able to recognize the Domestic Production Activities Deduction as it had unutilized net operating loss carryforwards. Additionally, the Company was not able to recognize a Federal Research and Development tax credit in 2012 as the provision in the Internal Revenue Code authorizing the R&D credit had expired.

Net income—Net income for the three months ended September 30, 2013 was $2.6 million. This compares with a net income for the three months ended September 30, 2012 of $2.5 million. The change in net income is explained above.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net income for the nine month periods ended September 30, 2013 and 2012

For the nine months ended September 30, 2013 and 2012 the Company had a net income of $7.2 million and $6.1 million, respectively.

For the nine months ended September 30, 2013, the net income of $7.2 million consisted of revenue of $179.6 million, cost of sales of $145.9 million, research and development costs of $2.1 million, SG&A expenses of $19.1 million, interest expense of $2.1 million, foreign currency transaction losses of $0.1 million, and income tax expense of $3.1 million.

For the nine months ended September 30, 2012, the net income of $6.1 million consisted of revenue of $148.7 million, cost of sales of $118.6 million, research and development costs of $1.9 million, SG&A expenses of $17.0 million, interest expense of $1.8 million, foreign currency transaction losses of $0.1 million, and income tax expense of $3.2 million.

Net Revenues and Gross Profit—For the nine months ended September 30, 2013, net revenues and gross profit were $179.6 million and $33.7 million, respectively. Gross profit as a percent of revenues was 18.8% for the nine months ended September 30, 2013. For the nine months ended September 30, 2012, net revenues and gross profit were $148.7 million and $30.1 million, respectively. Gross profit as a percent of revenues was 20.3% for the nine months ended September 30, 2012.

Net revenues increased $30.9 million or 21% to $179.6 million for the nine months ended September 30, 2013 from $148.7 million for the comparable period in 2012. Without the Sabre acquisition revenues would have increased $28.8 million as Sabre had revenues of $2.1 million for the period from August 19, 2013 (the acquisition date) to the end of the period.

During the quarter ended March 31, 2012, the Company saw a very rapid and significant increase in demand for its products from the energy sector. As a result the Company and its suppliers began to increase production capacities during the third quarter of 2012.

Approximately eighty-five percent of the increase in revenues is the result of an increase in capacity which allows us to increase shipments of boom trucks. The majority of the increase in boom trucks sales is related to boom trucks, with higher lifting capacities, which are most often used in the energy sector. An increase in the sales of boom trucks with lower lifting capacities, which are often used for general industrial projects and infrastructure development, including, roads, bridges and commercial construction, also contributed significantly to the increase in total boom truck sales. The remaining revenue increase is principally due to increases in CVS sales that support the needs of ports and inter-modal customers globally which is partially offset by lower military sales and decreased revenues from the sales of specialized trailers. Military related sales have historically fluctuated significantly from period to period based on the timing of orders received. The decrease in special trailers is attributed to manufacturing inefficiencies which adversely impact revenues. The Company is currently taking action to address the manufacturing inefficiencies at our specialized trailer manufacturing facility.

Our gross profit as a percentage of net revenues decreased 1.5% to 18.8% for the nine months ended September 30, 2013 from 20.3% for the nine months ended September 30, 2012. Part sales decreased both in absolute dollars and as a percent of revenues between the third quarters 2012 and 2013. Part sales as a percent of revenues decreased from approximately 14.9% for the three months ended September 30, 2012 to 11.29% for the three months ended September 30, 2013. As parts sell at significantly higher margins, this had the impact of decreasing margins by approximately 0.7%. Another 0.5% of the decrease is attributed to an increase in chassis sales, which are sold with only a nominal markup. The remaining decrease in gross margin percent is related to unabsorbed labor and overhead at our boom truck manufacturing plant during the first quarter, startup inefficiencies also during the first quarter related to new product introductions, manufacturing inefficiencies at our specialized trailer manufacturing facility and other changes in sales mix.

Research and development—Research and development for the nine months ended September 30, 2013 was $2.1 million compared to $1.9 million for the comparable period in 2012. The Company’s research and development spending continues to reflects our continued commitment to develop and introduce new products that gives the Company a competitive advantage.

Selling, general and administrative expense—Selling, general and administrative expense for the nine months ended September 30, 2013 was $19.1 million compared to $17.0 million for the comparable period in 2012, an increase of $2.1 million. Selling, general and administrative expense as a percent of revenues for the nine months ended September 30, 2013 was 10.6% a decrease of 1.0% from the 11.5% for the comparable period in 2012.

Approximately two third of the increase is attributed to an increase in selling expenses, which are partially a direct impact of an increase in revenues and also the result of an expansion of the sales organization. Approximately $0.2 million and $0.1 million (approximately 15% of the increase) is attributed to expenses related to the Sabre acquisition and Sabre’s selling, general and administrative expense for the period from August 19, 2013 (acquisition date) to the end of the period. The remaining increase of approximately $0.4 million is due to a number of factors including a modest increase in salary expense, the result of selected staff additions.

Operating income—For the nine months ended September 30, 2013 and 2012, the Company had operating income of $12.5 million and $11.2 million, respectively. The increase in operating income is due to an increase in gross profit of $3.6 million offset by a $2.2 million increase in operating expenses. An increase in revenues accounts for the increase in gross profit as the gross profit percent decreased by 1.5% between the nine month periods ended September 30, 2013 and 2012. The increase in operating expenses is related to increases in selling, general and administrative expense and research and development as explained above.

Interest expense—Interest expense increased $0.3 million to $2.2 million for the nine months ended September 30, 2013 from $1.8 million for the comparable 2012 period. Approximately $.02 million of the increase relates to an increase in interest expense between third quarter 2013 and 2012 and is explained in the section above that compares the three month periods.

The remaining increase related to a $0.1 million increase in interest expense during the second quarter. This increase is principally attributed to two factors: (1) an increase in total debt outstanding at June 30, 2013 compared to total debt outstanding at June 30, 2012 and (2) the fact that $1.9 million capital lease financing entered into subsequent to June 30, 2012 has an interest rate that is higher than the average interest rates on our other debt.

Foreign currency transaction (losses) gains—The Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds.

For the nine months ended September 30, 2013 and 2012, the Company had a foreign currency transaction loss of $0.1 million.

Income tax—For the nine months periods ended September 30, 2013 and 2012, the Company recorded an income tax expense of $3.1 million and $3.2 million, respectively. Income tax expense decreased marginally even though pre-tax income for the nine months ended September 30, 2013 was $1.0 million higher than it was for the nine month period end September 30, 2012. This occurred as the effective tax rate for 2013 decreased to 30.0% from 34.5% for 2012. The effective tax rate for 2013 is favorably impacted by the Domestic Production Activities Deduction (Section 199) and Federal Research and Development tax credits. In the prior year, the Company was not able to recognize the Domestic Production Activities Deduction as it had unutilized net operating loss carryforwards. Additionally, the Company was not able to recognize a Federal Research and Development tax credit in 2012 as the provision in the Internal Revenue Code authorizing the R&D credit had expired.

The American Taxpayer Reconciliation Act enacted on January 2, 2013, retroactively restored the Research and Development credit back to January 1, 2012. The tax provision for the nine months ended September 30, 2013, includes discrete items of $103 primarily related to 2012 Federal Research & Development tax credits which were retroactively restored.

Net income—Net income for the nine months ended September 30, 2013 was $7.2 million. This compares with a net income for the nine months ended September 30, 2012 of $6.1 million. The change in net income is explained above.

Segment information

Lifting Equipment Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenues	$53,284	$50,353	$166,706	$137,219
Operating income	5,703	5,830	16,543	15,541
Operating margin	10.7%	11.6%	9.9%	11.3%

Net revenues

Net revenues increased $2.9 million to $53.3 million for the three months ended September 30, 2013 from $50.4 million for the comparable period in 2012. Sabre revenues from August 19, 2013 (acquisition date) to the end of the period accounts for $2.1 million of the increase in the three month revenues. The remaining $0.8 million increase in revenues is attributed to an increase in boom truck sales which, is partially, offset by the decrease in sales of forklifts sold to the military and the adverse impact that manufacturing inefficiencies at our specialized trailer manufacturing facility had on specialized trailer revenues. Military related sales have historically fluctuated significantly from period to period based on the timing of orders received. The Company is currently taking action to address the manufacturing inefficiencies at our specialized trailer manufacturing facility.

Net revenues increased $29.5 million to $166.7 million for the nine months ended September 30, 2013 from $137.2 million for the comparable period in 2012. Sabre revenues from August 19, 2013 (acquisition date) to the end of the period accounts for $2.1 million of the increase in the nine month revenues. Revenue, excluding the impact of the Sabre acquisition, increased $27.4 million

Approximately, ninety percent of the increase in revenues is the result of an increase in capacity which allows us to increase shipments of boom trucks. The majority of the increase in boom trucks sales is related to boom trucks, with higher lifting capacities, which are most often used in the energy sector. An increase in the sales of boom trucks with lower lifting capacities, which are often used for general industrial projects and infrastructure development, including, roads, bridges and commercial construction, also contributed significantly to the increase in total boom truck sales. The remaining revenue increase is principally due to increases in CVS sales that support the needs of ports and inter-modal customers globally which and is partially offset by lower military sales and decreased revenues from the sales of specialized trailers. Military related sales have historically fluctuated significantly from period to period based on the timing of orders received. The decrease in special trailers is attributed to manufacturing inefficiencies which adversely impact revenues. The Company is currently taking action to address the manufacturing inefficiencies at our specialized trailer manufacturing facility.

Operating income and operating margins

Operating income of $5.7 million for the three months ended September 30, 2013 was equivalent to 10.7% of net revenues compared to an operating income of $5.8 million for the three months ended September 30, 2012 or 11.6% of net revenues. Operating income decreased $0.1 million as the marginal increase in gross profit was more than offset by a small increase in operating expenses. The additional increase in gross margin generated by higher revenues was almost completely offset by the effect of a decrease in the gross percent, which decreased from 20.8% to 19.6%. The decrease in gross margin percent is attributed to a change in product mix (including the effect that the change in part sales as a percent of total sales has), the increase in chassis sales, which are sold with only a nominal markup and the manufacturing inefficiencies encountered at our specialized trailer manufacturing facility.

Operating income of $16.5 million for the nine months ended September 30, 2013 was equivalent to 9.9% of net revenues compared to an operating income of $15.5 million for the nine months ended September 30, 2012 or 11.3% of net revenues. The increase in operating income is due to an increase in gross profit of $2.7 million offset by increased operating expense of $1.7 million. The increase in gross profit is due to the significant increase in revenues as the gross profit percent decreased 2.2% to 18.9% for the nine months ended September 30, 2013 from 21.1% for the nine months ended September 30, 2012. The decrease in gross margin percent is attributed to a change in product mix (including the effect that the change in part sales as a percent of total sales has), the increase in chassis sales, which are sold with only a nominal markup, unabsorbed labor and overhead variances at our boom truck plant during the first quarter, and first quarter startup inefficiencies related to new product introductions and manufacturing inefficiencies at our specialized trailer manufacturing facility.

The increase in operating expenses is due to an increase in research and development of $0.2 million and an increase in Selling, general and administrative expenses of $1.5 million. The increase in research and development expense reflects our continued commitment to develop and introduce new products that gives the Company a competitive advantage. The majority of the increase in selling, general and administrative expense is attributed to increased selling expenses, which are partially a direct impact of an increase in revenues and also the result of an expansion of the sales organization.

Equipment Distribution Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenues	$4,269	$3,179	$13,000	$12,094
Operating (loss) income	183	(12)	486	45
Operating margin	4.3%	(0.4%)	3.7%	0.4%

Net revenues

Net revenues increased $1.1 million to $4.3 million for the three months ended September 30, 2013 from $3.2 million for the comparable period in 2012. Approximately 60% of the increase is attributed to the increase in sale of used construction equipment. The remaining increase is attributed to increases in rental and service income.

Net revenues increased $0.9 million to $13.0 million for the nine months ended September 30, 2013 from $12.1 million for the comparable period in 2012. The increase in revenues is attributed to the increase in third quarter revenues, which is explained above.

Operating income (loss) and operating margins

The Equipment Distribution segment had an operating income of $0.2 million and $(0.01) million for the three months ended September 30, 2013 and 2012, respectively. The change in operating income is due to the increase in revenue.

The Equipment Distribution segment had an operating income of $0.5 million and $0.05 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in operating income is due to an increase in revenues.

Reconciliation to Statement of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Lifting Equipment	$53,284	$50,353	$166,706	$137,219
Equipment Distribution	4,269	3,179	13,000	12,094
Elimination of intersegment sales	(32)	(152)	(65)	(588)

Total	$57,521	$53,380	$179,641	$148,725

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating Income:
Lifting Equipment	$5,703	$5,830	$16,543	$15,541
Equipment Distribution	183	(12)	486	45
Corporate expenses	(1,229)	(1,295)	(4,511)	(4,320)
Elimination of intersegment profit in inventory	—	(56)	—	(83)

Total	$4,657	$4,467	$12,518	$11,183

Liquidity and Capital Resources

Cash and cash equivalents were $3.1 million at September 30, 2013 compared to $1.9 million at December 31, 2012. In addition, the Company has U.S. and Canadian revolving credit facilities, with maturity dates of August 19, 2018. At September 30, 2013 the Company had approximately $17.0 million available to borrow under its revolving credit facilities. Subsequent to September 30, 2013, the Company took advances against its U.S. Revolver and repaid the entire $11.5 million balance on the term loan that was outstanding at September 30, 2013.

Additionally, CVS has agreements with eight Italian banks under which CVS can borrow approximately €8.0 million ($10.9 million) against specific orders, invoices and letters of credit. As of September 30, 2013, CVS had received advances of €3.1 million ($4.1 million). The amount of future advances is dependent on open orders, invoices and letters of credits that exist at the time an advance is requested. The percent that the bank will advance is dependent on both the nature of documents against which they are advancing and the credit worthiness of the customer.

During the nine months ended September 30, 2013, total debt increased by $2.1 million to $51.2 million at September 30, 2013 from $49.1 million at December 31, 2012.

The following is a summary of the net increase in our indebtedness from December 31, 2012 to September 30, 2013:

Facility	Increase/ (decrease)
Revolving credit facility excluding payment related to stock offering	$2.9 million
Stock offering proceeds to reduce credit facility	(10.4) million
Term loan excluding payment related to stock offering	15.0 million
Stock offering proceeds to reduce term loan	(3.5) million
Revolving Canadian credit facility	(0.2) million
Revolving credit facility—specialized export facility	1.0 million
Revolving credit facility—Equipment Line	(1.0) million
Note payable—bank (insurance premiums)	0.1 million
Capital leases	0.1 million
Repayments against orders, invoices, or letters of credit	(1.9) million

$2.1 million

Outstanding borrowings

The following is a summary of our outstanding borrowings at September 30, 2013:

	Outstanding Balance	Required Payment
Revolving credit facility	$18.4 million	n.a.
Revolving Canadian credit facility	7.2 million	n.a.
Revolving credit facility— Specialized Export Facility	1.9 million	60 days after shipment or 5 days after receipt of payment
Term loan	11.5 million	Paid in full during October 2013
Load King debt	2.0 million	$0.02 million monthly payment
Notes payable bank (insurance premiums)	0.1 million	$0.07 million monthly
Note payable—Terex	0.8 million	$0.25 million March 1 ($0.15 million) can be paid in stock
Capital lease—cranes for sale	1.6 million	Over 36 or 60 months
Capital lease—Georgetown facility	2.8 million	$0.07 million monthly payment
Capital leases—Winona facility	0.7 million	Capital leases—Winona facility
Borrowings against orders, invoices and letters of credit	4.2 million	Upon payment of invoice or letter of credit

$51.2 million

Future availability under credit facilities

As stated above, the Company had cash of $3.1 million and approximately $17.1 million available to borrow under its credit facilities at September 30, 2013. Approximately $11.5 million was used in October to repay the entire balance that was outstanding on the term loan at September 30, 2013. Additionally, CVS has agreements with eight Italian banks under which CVS can draw up to €8.0 million ($10.9 million) against specific orders, invoices and letters of credit. As of September 30, 2013, CVS had received advances of €3.1 million (4.1 million) from the banks. Any future advances against the Italian facilities are dependent on having available collateral.

The Company needs cash to fund normal working capital needs and to make scheduled debt payments as shown in the above table. Both the U.S. and Canadian credit facilities are asset based. The maximum the Company may borrow under either facility is the lower of the credit line or the available collateral, as defined in the credit agreements. Collateral under the agreements consists of stated percentages of eligible accounts receivable and inventory. The overall market for construction equipment has improved but has not returned to pre-2008 levels. A very significant portion of the increase in the Company’s revenues has been attributed to demand from niche market segments, particularly the North American energy sector. This year, there has been a softening in the demand for our products which are related to the energy sector. The Company believes the current decrease in demand from the energy sector is temporary, and that the North American energy sector will continue to grow and in turn will drive future demand for our products. Additionally, the European market for port handling equipment continues to be affected by the general weakness in the European economy. The Company does not believe that 2013 revenues will be significantly impacted because the Company has a significant backlog ($97 million at September 30, 2013). As such, the Company does not expect this to have a significant impact on the Company’s North American credit facilities.

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

2013

Operating activities consumed $1.1 million of cash for the nine months ended September 30, 2013 comprised of net income of $7.2 million, non-cash items that totaled $3.5 million and changes in assets and liabilities, which consumed $11.8 million. The principal non-cash items are depreciation and amortization of $2.7 million, an increase in allowance for doubtful accounts of $0.2 million, shared based compensation of $0.6 million offset by a gain on the disposal of fixed assets $0.1 million.

The change in assets and liabilities which consumed $11.8 million in cash is principally attributed to the following changes in assets and liabilities including a decreases in accounts receivable of $6.1 million and increases in other current liabilities of $0.7 which generated cash, and increases in inventory of $13.0 million, prepaid expenses of $0.7 million and other assets of $0.9 million and decreases in accounts payable of $2.8 million and accrued expenses of $1.0 million all of which consumed cash.

The decreases in accounts receivable is due the timing of customer payment. The increase in other current liabilities is attributed to the receipt of customer deposits at Sabre. The increase in inventory is due to increases of $9.0 million, $0.3 million and $4.7 million in raw materials, work in process and finished goods respectively. Approximately $1.5 million of the increase in raw material inventory is at our newly acquire Sabre operation. Excluding Sabre, raw material inventory increased by $7.5 million, as inventory was purchase in anticipation of higher sales in the fourth quarter and to build products for the military that have longer manufacturing times. The Company normally manufactures products in response to existing customer orders. Recently, the Company has manufactured a limited number of specific products to be held in inventory until they are sold. This was done as the Company is working on penetrating new markets, and believes having items available for immediate delivery will help in this endeavor. The increase in prepaid expenses is attributed to an increase in prepaid insurance and advance payment made to attend future trade shows. The decrease in accounts payable is attributed to the time of vendor payments. The decrease in accrued expenses is largely due to the time of estimated tax payments.

Investing activities for the nine months ended September 30, 2013 consumed $13.9 million of cash of which $13.0 million was to purchase Sabre. Approximately $1.0 was expended purchase machinery and equipment and $0.1 million was received from the sale of fixed assets. None of the capital investments individually were significant.

Financing activities generated $16.1 million in cash for the nine months ended September 30, 2013. Proceeds from a stock offering that occurred on September 30, 2013 were the source of $13.9 million of cash. The remaining increase of $2.2 is due to an increase in outstanding debt. There is a small difference to the $2.1 million shown as the change in debt on the above table. The $0.1 million difference is an exchange rate difference that occurs as cash flows for foreign subsidiaries are calculated in local currencies and then converted to U.S. dollars. As such, the impact (in U.S. dollars) of change in exchange rates for the Canadian dollar and Euro had on outstanding debt are reflected on the cash flow statement on the line entitled “effect of exchange rate changes on cash” rather than being included in the financing activity section.

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

Investing activities for the nine months ended September 30, 2012 consumed $0.5 million of cash which represents an investment in a several pieces of equipment which was partially offset by proceeds of $0.2 million from the sale of several pieces of equipment.

Financing activities generated $7.6 million in cash for the nine months ended September 30, 2012, of which $3.8 million represents the proceeds of July 2012 stock offering. The remaining increase of $3.8 million is attributed an increase in debt, which represents an increase of $10.4 million in revolving credit and working capital borrowing offset by $6.6 million net decrease in other debt.

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

The Company has a conditional commitment to purchase the building in which CVS Ferrari srl operates. Under the agreement, CVS Ferrari srl has a commitment to purchase the building at the conclusion of a rental period that ends on September 30, 2014 for €9,200. The commitment to purchase the building is contingent on CVS Ferrari srl being able to secure a mortgage on market terms for 75% of the purchase price.

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

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

Additionally, various Italian banks have issued performance bonds which total €857,000 ($1,157,000) which are also guaranteed by the Company.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

The company’s market risk disclosures have not materially changed since the 2012 Form 10-K was filed. The company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the company’s Annual Report on Form 10-K, for the year ended December 31, 2012.

Item 4—Controls and Procedures

Disclosure Controls and Procedures

The Company under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2013.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2013 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publically Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1—July 31, 2013	—	—	—	—
August 1—August 31, 2013	—	—	—	—
September 1—September 30, 2013	—	—	—	—

	—	—	—	—

Item 3—Defaults Upon Senior Securities

None

Item 4—Mine Safety Disclosures

Not applicable.

Item 5—Other Information

Not applicable.

Item 6—Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1

Asset Purchase Agreement, effective August 19, 2013, by and among Sabre Manufacturing, LLC, Steven Adler, the majority interest holder and Managing Member of Seller and Manitex Sabre, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed (with respect to Items 1.01, 1.02, 2.03, 3.02 and 9.01) August 20, 2013).

10.1

Credit Agreement dated as of August 19, 2013 by and among Manitex International, Inc., Manitex, Inc., Manitex Sabre, Inc., Badger Equipment Company and Manitex Load King, Inc. as the U.S. Borrowers, Manitex Liftking ULC, as the Canadian Borrower, The Other Persons Party hereto that are designed as credit parties, Comerica Bank, for itself as U.S. Revolving Lender, a U.S. Term Lender, the U.S. Swing Line Lender and a U.S. L/C Issuer and as U.S. Agent for All Lenders , Comerica through its Toronto branch, for itself, as a Canadian Lender and the Canadian Swing Line Lender and as Canadian Agent for all Canadian Lenders, The Other Financial Institutions now or hereafter party hereto, as lenders, Comerica as Administrative Agent, Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed (with respect to Items 1.01, 1.02, 2.03, and 9.01) August 20, 2013).

Exhibit Number	Exhibit Description

10.2

Guaranty dated August 19, 2013 of Manitex International, Inc., Manitex, Inc., Manitex Sabre, Inc., Badger Equipment Company, Manitex Load King, Inc., Liftking , Inc. and Manitex, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed (with respect to Items 1.01, 1.02, 2.03, and 9.01) August 20, 2013).

10.3

Security Agreement dated August 19, 2013 by and among Manitex International, Inc., Manitex, Inc., Manitex Sabre, Inc., Badger Equipment Company, Manitex Load King, Inc., Liftking, Inc. and Manitex, LLC and Comerica Bank, as Agent (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed (with respect to Items 1.01, 1.02, 2.03, and 9.01) August 20, 2013).

10.4

Security Agreement dated August 19, 2013 between Manitex Liftking, ULC and Comerica Bank, as Canadian Agent (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed (with respect to Items 1.01, 1.02, 2.03, and 9.01) August 20, 2013).

10.5

Commercial lease with Sabre Realty, LLC dated January 1, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed (with respect to Items 1.01, 2.01, 2.03, 3.02, and 9.01) August 20, 2013).

10.6

Commercial lease with Brave New World Realty, LLC dated August 29, 2011 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed (with respect to Items 1.01, 2.01, 2.03, 3.02, and 9.01) August 20, 2013).

10.7

First Amendment to Commercial lease with Sabre Realty, LLC dated August 19, 2013 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed (with respect to Items 1.01, 2.01, 2.03, 3.02, and 9.01) August 20, 2013).

10.8

First Amendment to Commercial lease with Brave New World Realty, LLC dated August 19, 2013 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed (with respect to Items 1.01, 2.01, 2.03, 3.02, and 9.01) August 20, 2013).

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

101*

The following financial information from Manitex International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Income for the three and nine months ended September 30, 2013 and 2012 (ii) Statement of Comprehensive Income for three and nine months ended September 30, 2013 and 2012 (ii) Balance Sheets as of September 30, 2013 and December 31, 2012, (iii) Statements of Cash Flows for the three and nine months ended September 30, 2013 and 2012, and (iv) Notes to Unaudited Interim Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 8, 2013

By:	/S/ DAVID J. LANGEVIN
David J. Langevin
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 8, 2013

By:	/S/ DAVID H. GRANSEE
David H. Gransee
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)