Form 10-K
period 2013-12-31
Manitex International, Inc.
filed 2014-03-11
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Large Accelerated Filer  ☐  Accelerated Filer   ☒  Non-Accelerated Filer  ☐  Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock, no par value (“Common Stock”), held by non-affiliates of the registrant as of June 30, 2013 was approximately $89.6 million based upon the closing price for the Common Stock of $10.95 on the NASDAQ Stock Market on such date.

The number of shares of the registrant’s common stock outstanding as of March 7, 2014 was 13,801,277.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2014 Annual Meeting (the “2014 Proxy Statement”) to be filed with the Commission within 120 days after the end of the fiscal year ended December 31, 2013.

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

Forward-Looking Statements

When reading this section of this Annual Report on Form 10-K, it is important that you also read the financial statements and related notes thereto. This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements and are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, without limitation: (1) projections of revenue, earnings, capital structure and other financial items, (2) statements of our plans and objectives, (3) statements regarding the capabilities and capacities of our business operations, (4) statements of expected future economic conditions and the effect on us and on our customers, (5) expected benefits of our cost reduction measures, and (6) assumptions underlying statements regarding us or our business. Our actual results may differ from information contained in these forward looking-statements for many reasons, including those described below and in the section entitled “Item 1A. Risk Factors”:

(1)	a future substantial deterioration in economic conditions, especially in the United States and Europe;

(2)	our customers’ diminished liquidity and credit availability;

(3)	difficulties in implementing new systems, integrating acquired businesses, managing anticipated growth, and responding to technological change;

(4)	our ability to negotiate extensions of our credit agreements and to obtain additional debt or equity financing when needed.

(5)	the cyclical nature of the markets we operate in;

(6)	increases in interest rates;

(7)	government spending; fluctuations in the construction industry, and capital expenditures in the oil and gas industry;

(8)	the performance of our competitors;

(9)	shortages in supplies and raw materials or the increase in costs of materials;

(10)	our level of indebtedness and our ability to meet financial covenants required by our debt agreements;

(11)	product liability claims, intellectual property claims, and other liabilities;

(12)	the volatility of our stock price;

(13)	future sales of our common stock;

(14)	the willingness of our stockholders and directors to approve mergers, acquisitions, and other business transactions;

(15)	currency transaction (foreign exchange) risks and the risk related to forward currency contracts;

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

Lifting Equipment Segment

The Company is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries. Through its Manitex, Inc. subsidiary it markets a comprehensive line of boom trucks, truck cranes and sign cranes. Manitex’s crane products are primarily used for industrial projects, energy exploration and infrastructure development, including, roads, bridges and commercial construction. Badger Equipment Company (“Badger”) is a manufacturer of specialized rough terrain cranes and material handling products. Badger primarily serves the needs of the construction, municipality, and railroad industries.

Manitex Liftking ULC (“Manitex Liftking” or “Liftking”) sells a complete line of rough terrain forklifts, a line of stand-up electric forklifts, cushioned tired forklifts with lifting capacities from 18 thousand to 40 thousand pounds, and special mission oriented vehicles, as well as other specialized carriers, heavy material handling transporters and steel mill equipment. Manitex Liftking’s rough terrain forklifts are used in both commercial and military applications. Specialty mission oriented vehicles and specialized carriers are designed and built to meet the Company’s unique customer needs and requirements. The Company’s specialized lifting equipment has met the particular needs of customers in various industries that include utility, ship building and steel mill industries.

Manitex Load King, Inc. (“Load King”) manufactures specialized custom trailers and hauling systems typically used for transporting heavy equipment. Load King trailers serve niche markets in the commercial construction, railroad, military, and equipment rental industries through a dealer network.

CVS Ferrari, srl (“CVS”) designs and manufactures a range of reach stackers and associated lifting equipment for the global container handling market, which are sold through a broad dealer network. On November 30, 2013, CVS Ferrari Srl. (the “Purchaser” or “CVS”), an Italian corporation and a wholly owned subsidiary of the Company completed an Asset Purchase Agreement with Valla SpA (the “Seller”), an Italian based developer of precision pick and carry cranes, to acquire substantially all of the Seller’s operating assets and business operations, including the Seller’s accounts receivable, inventory and equipment. Valla develops precision pick and carry cranes with lifting capacities from 2 to 90 tons, using electric, diesel and hybrid power options. Its cranes offer wheeled or tracked, fixed or swing boom configurations, with special applications designed specifically to meet the needs of its customers.

Manitex Sabre, Inc. (“Sabre”) manufactures a comprehensive line of specialized mobile tanks for liquid and solid storage and containment solutions with capacities from 8,000 to 21,000 gallons. Its mobile tanks will be sold to specialized independent tank rental companies and through the Company’s existing dealer network. The tanks are used in a variety of end markets such as petrochemical, waste management and oil and gas drilling.

Equipment Distribution Segment

The Company operates a crane dealership that operates as Manitex Valla North America sales operations, distributes Terex rough terrain and truck cranes, PM knuckle boom cranes and Manitex’s products. The Company treats these operations as a separate reporting segment entitled “Equipment Distribution.” The Equipment Distribution segment also supplies repair parts for a wide variety of medium to heavy duty construction equipment sold both domestically and internationally. The crane products are used primarily for infrastructure development and commercial construction; applications include road and bridge construction, general contracting, roofing, and sign construction and maintenance.

The Company’s North American Equipment Exchange division, (“NAEE”), markets previously-owned construction and heavy equipment, domestically and internationally. This division provides a wide range of used lifting and construction equipment of various ages and condition, and has the capability to refurbish the equipment to the customers’ specification.

Recent Acquisitions

On November 30, 2013, CVS Ferrari Srl., an Italian corporation and a wholly subsidiary of Manitex International, Inc., purchased the assets of Valla SpA. Valla develops mobile cranes from 2 to 90 tons, using electric, diesel and hybrid power options. Its cranes offer wheeled or tracked, fixed or swing boom configurations, with special applications designed specifically to meet the needs of its customers.

On August 19, 2013, Manitex Sabre, Inc. (“Sabre”) acquired the assets of Sabre Manufacturing, LLC, which is located in Knox, Indiana. Sabre manufactures a comprehensive line of specialized mobile tanks for liquid and solid storage and containment solutions with capacities from 8,000 to 21,000 gallons. Its mobile tanks will be sold to specialized independent tank rental companies and through the Company’s existing dealer network. The tanks are used in a variety of end markets such as petrochemical, waste management and oil and gas drilling.

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

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

The following is financial information about our Lifting Equipment and Equipment Distribution segments for the years ending December 31, 2013, 2012 and 2011. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, except corporate expenses are not allocated to segments. The Company evaluates segment performance based upon operating income before corporate expenses. Amounts shown are in thousands of dollars.

(in Thousands)

	AS OF OR FOR THE YEAR ENDED DECEMBER 31,
	2013	2012	2011 (1)
Revenues:
Lifting Equipment	$228,772	$188,792	$130,330
Equipment Distribution	16,951	17,090	11,986
Inter-segment Eliminations	(651)	(633)	(25)

Total	$245,072	$205,249	$142,291

Operating income:
Lifting Equipment	$23,311	$19,880	$11,069
Equipment Distribution	628	222	64
Corporate expense	(6,391)	(5,613)	(4,532)
Elimination of inter-segment profit in inventory	(10)	(30)	—

Total	$17,538	$14,459	$6,601

Total assets:
Lifting Equipment	$170,808	$143,749	$114,133
Equipment Distribution	10,847	7,562	7,333
Corporate	1,075	193	125

Total	$182,730	$151,504	$121,591

(1)

Financial results include the results for CVS Ferrari, srl (our Italian Subsidiary) from the date the Company was formed in June 2010. On July 1, 2010, CVS Ferrari, srl entered into an agreement to rent on an exclusive basis certain assets of CVS SpA, while CVS SpA proceeded through the Italian bankruptcy process (concordato preventivo). CVS Ferrari, srl commenced operations in the third quarter of 2010 utilizing the rented assets to manufacture reach stackers and associated lifting equipment for the global container handling market. On July 1, 2011, the Company acquired the assets that were being rented and the rental agreement was terminated.

Financial results include the results for carry deck crane, Sabre and Valla from their dates of acquisition which are October 31, 2012, August 19, 2013 and November 30, 2013, respectively.

Lifting Equipment Segment

Boom Trucks

A boom truck is a straight telescopic boom crane outfitted with a hook and winch which is mounted on a standard flatbed commercial (Class 7 or 8) truck chassis. Relative to other lifting equipment, boom trucks provide increased versatility and are capable of transporting relatively large payloads from site to site at highway speeds. A boom truck is usually sold with outriggers, pads and devices for reinforcing the chassis in order to improve safety and stability. Although produced in a wide range of models and sizes, boom trucks can be broadly distinguished by their normal lifting capability as light, medium, and heavy-cranes. Various models of medium or heavy-lift boom trucks can safely lift loads from 15 to 70 tons and operating radii can exceed 200 feet. Another advantage of the boom truck is the ability to provide occasional man lift capabilities at a very low cost to height ratio. While it is not uncommon to see a very old boom truck, most replacement cycles seem to trend to seven years. The market for boom trucks has historically been cyclical.

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

Markets that drive demand for boom trucks include power distribution, oil and gas recovery, infrastructure and new home, commercial and industrial construction. The new home construction market, which uses lower capacity cranes, is probably the most cyclical and is where our market share is the lowest. We believe that oil and gas extraction and power distribution offer the best chance for long-term growth and are markets where the Manitex subsidiary’s products are well represented.

The Company sells its boom trucks through a network of over forty full service dealers in the United States, Canada, Mexico, South America, and the Middle East. A number of our dealers maintain a rental fleet of their own. Boom trucks can be rented for either short or long-term periods.

In September 2008, the demand for boom trucks was dramatically reduced as the United States and world financial markets came under unprecedented stress. The impact on 2008, revenues was mitigated as the Company had a significant backlog at that time. However, in 2009, the boom truck industry felt the full effect of the financial crisis. As a result, sales of boom trucks declined to levels below those seen in earlier recessions. In 2009, the Company’s boom truck shipments declined by approximately 50%, which we believe parallels the industry decline in 2009.

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

In 2013, the overall market for boom truck was marginally down from the prior year. However, revenues generated from boom truck sales by the Company increased by approximately 30% in 2013. Accordingly, the Company’s market share was also up. The revenue increased is principally attributed to an increase in production capacity. This increase in capacity allowed us to reduce the backlog that existed at December 31, 2012 and to more aggressively promote the sale of our lower tonnage cranes. A significant portion of the December 2012 backlog was for higher tonnage cranes used in niche markets segments particularly the North American energy sector. During the current year, there has been a softening in the demand for our products which are related to the energy sector. The Company believes the decrease in demand during 2013 from the energy sector is temporary, and that the North American energy sector will continue to grow and, in turn, will drive future demand for our products. In early 2014, the Company has seen an increase in orders for cranes with higher lifting capacities that serve niche markets, including the North American energy sector.

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

Rough Terrain Cranes

Our subsidiary, Badger, sells specialized rough terrain cranes through a network of dealers. The Badger product line includes lattice cranes with 20 to 30 ton lifting capacity marketed under the Little Giant trade name, and specialized 15 and 30 ton rough terrain cranes sold under the Badger name. The 30 ton rough terrain crane sold under the Badger name was launched in 2009 and was the first in a new line of specialized high quality rough terrain cranes. During the fourth quarter of 2012, Badger expanded the product line by launching a 15 ton rough terrain crane which is also sold under the Badger and Manitex name.

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

Badger continues to work on broadening the market for the crane to include non-railroad applications. The Company’s effort to broaden its customer base has been hampered by weak demand from several potential customer bases due to general economic conditions. Nevertheless, Badger has been successful in selling a number of cranes which are being used in non-railroad applications. Our efforts to expand the customer base are continuing and we expect that in the future significant revenues from non-railroad customers can be generated. These revenues are expected to come from states, municipalities, mining and oil refineries.

Specialized Highly Engineered Trailers

Load King designs and sells build-to-order specialized, highly engineered low-bed, heavy-haul, bottom-dump, and platform trailers and hauling systems. The trailers, except for the bottom-dump, are typically used for transporting heavy equipment. Additionally, Load King has recently launched a trailer refurbishment service.

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

In 2013, the market for port handling equipment in Europe, CVS’s historical market, overall continued to be weak. There was, however, some modest improvement during the latter part of the year. CVS was again able to grow its revenues by increasing sales to other international markets. This increase is attributed to shipments of tractors to South Africa during the first part of the year and an increase in sales to Latin America in the second half of the year. The sale of the tractors was related to a large tender order that was awarded to CVS in 2012. The increase in Latin American revenues is a benefit from obtaining new dealers in Latin America in 2013.

Part Sales

The Lifting Equipment segment supplies repair and replacement parts for all of its products. The parts business margins are higher than our overall margins and accounts for approximately 15% to 20% of our revenues each year. Part sales as a percentage of revenues tend to increase when there is a down-turn in the industry. Part sales as a percentage of revenues is approximately 15%, 16% and 19% for the years ended December 31, 2013, 2012 and 2011, respectively. The declines in 2013 and 2012 are the result of substantial increases in total revenues in those years.

Equipment Distribution Segment

The Equipment Distribution segment located in Bridgeview, Illinois operates as Manitex Valla North America sales operations and is a distributor of Terex rough terrain and truck cranes, PM knuckle boom cranes and Manitex’s products. The Equipment Distribution segment predominately sells its products to end users, including the rental market. Its products are used primarily for infrastructure development and commercial constructions, applications include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance. The Equipment Distribution segment supplies repair parts for a wide variety of medium to heavy duty construction equipment and sell both domestically and internationally. The segment also provides repair services in the Chicago area. The North American Equipment Exchange division, (“NAEE”), markets previously-owned construction and heavy equipment, domestically and internationally. This Division provides a wide range of used lifting and construction equipment of various ages and condition, and the Company has the capability to refurbish the equipment to the customers’ specification.

Revenues attributable to the Company’s Equipment Distribution segment were less than 10% of the Company’s total revenues for fiscal years 2013, 2012 and 2011.

Total Company Revenues by Sources

The sources of the Company’s revenues are summarized below:

	2013	2012	2011
Boom trucks & truck cranes	46%	44%	35%
Sign cranes	1%	—	—
Container handling equipment	14%	12%	17%
Rough terrain forklifts	6%	6%	8%
Military forklifts	2%	6%	4%
Rough terrain	4%	4%	6%
Mobile tanks	2%	—	—
Specialized trailers	8%	8%	6%
Used Construction Equipment	2%	4%	5%
Part sales	15%	16%	19%

Total Revenue	100%	100%	100%

In 2013 and 2011, no customer accounted for 10% of the Company’s revenue. In 2012, one customer, Cropac Equipment, Inc., accounted for 10.8% of the Company’s revenue.

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

Lead times for our components vary from several weeks to many months. The Company is vulnerable to an interruption of supply in instances when only one supplier has been qualified and qualification and supply source changes can exceed a year. The Company has been working on qualifying secondary sources to assure supply and to reduce costs. The degree to which our supply base can respond to changes in market demand directly affects our ability to increase production and the Company attempts to maintain some additional inventory in order to react to unexpected increases in demand. In 2011, our production of boom trucks was at times constrained by a shortage of chassis and to a lesser degree the availability of cylinders, high density steel and other component parts. Delivery of chassis started to improve in the fourth quarter of 2011. During the first part of 2012, supply chain issues at times delayed some of our deliveries. However, we do not believe that availability or lack of component had any significant impact on full year 2012 revenues. During 2013, raw materials and component were generally available to meet our production schedules and had no significant impact on 2013 revenues.

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

The Company owns and uses several trademarks relating to its brands that have significant value and are instrumental to the Company’s ability to market its products. The Company’s most significant trademarks are its mark “Manitex” (presently registered with the United States Patent and Trademark Office until 2017), and its mark “LIFTKING” (presently registered with the Canadian Intellectual Property Office until 2015). The Company’s subsidiary, Manitex Load King sells its products using the trademarks Load King (presently registered with the United States Patent and Trademark Office until 2018) and also utilizes the trademark Power Fold (presently registered with the United States Patent and Trademark Office until 2018). Badger Equipment Company markets its products under the “Little Giant” and Badger trade names. The Manitex, LiftKing, Badger, Little Giant and Load King trademarks and trade names are important to the marketing and operation of the Company’s business as a significant number of our products are sold under those names. The use of the trade name “Noble” is also important to the Company’s business. Although the Company does not own the Noble trade name, it has the right to use the Noble name in connection with its rough terrain forklift product line.

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

Equipment Distribution Segment

Our Equipment Distribution segment has a dealership arrangement with Terex and must compete against dealers of other rough terrain and truck crane manufacturers such as Imperial Crane (Tadano) and Walter Payton Power (Grove) who operate in the same geographic market in and around Chicago. The same dynamic holds true in selling Manitex boom trucks which are part of our Lifting Equipment segment. The Equipment Distribution segment competes against Runnion Equipment (dealer for National Crane), Power Equipment Leasing (dealer for Elliott) and Guiffre Cranes (dealer for Terex boom trucks). Runnion is also authorized to sell Manitex boom trucks. Our Equipment Distribution segment competes with other PM dealers for distribution in North America.

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

Backlog

The backlog at December 31, 2013 was approximately $77.3 million, compared to a backlog of approximately $130.4 million at December 31, 2012. The Company expects to ship product to fulfill its existing backlog within the next twelve months.

Research and Development

The Company spent $2.9 million, $2.5 million and $1.6 million on company-sponsored research and development activities for 2013, 2012 and 2011, respectively.

Geographic Information

The information regarding revenue, the basis for attributing revenue from external customers to individual countries, and long-lived assets is found in Note 19 “Segment Information” to our consolidated financial statements, is hereby incorporated by reference into this Part I, Item 1.

Employees

As of December 31, 2013, the Company had 501 full time employees. The Company has not experienced any work stoppages and anticipates continued good employee relations. Fifty-eight of our employees are covered by collective bargaining agreements. Twenty-two of our employees at our Badger subsidiary are represented by International Union, UAW and its local No. 316. The current union contract expires on January 21, 2017. Four employees are currently represented by Automobile Mechanics’ Local 701. The union contract expires on October 1, 2014. The employees represented by the Automobile Mechanics’ Local 701 are mechanics that work in our Equipment Distribution segment. A number of our Equipment Distribution segment’s customers in the Chicago metropolitan area mandate union mechanics usage for any service / repair jobs. Thirty-two employees at Manitex Load King are represented by United Electrical Radio and Machine Workers of America, Local 1187. The current union contract expires on February 5, 2016.

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

You should carefully consider the following risks, together with the cautionary statement under the caption “Forward-Looking Statements” and the other information included in this report. The risks described below are not the only ones the Company faces. Additional risks that are currently unknown to the Company or that the

Company currently considers to be immaterial may also impair its business or adversely affect the Company’s financial condition or results of operations. If any of the following risks actually occur, the Company’s business, financial condition or results of operation could be adversely affected.

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

A significant deterioration in economic conditions has caused and may again cause deterioration in the credit quality of our customers and the estimated residual value of our equipment. This could further negatively impact the ability of our customers to obtain the resources they need to make purchases of our equipment. Reduced credit availability will diminish our customers’ ability to invest in their businesses, refinance maturing debt obligations, and meet ongoing working capital needs. If customers do not have sufficient access to credit, demand for the Company’s products will likely decline. Reduced access to credit and the capital markets will also negatively affect the Company’s ability to invest in strategic growth initiatives such as acquisitions.

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

Many of the Company’s customers depend substantially on government spending, including highway construction and maintenance and other infrastructure projects by U.S. federal and state governments and governments in other nations. Any decrease or delay in government funding of highway construction and maintenance and other infrastructure projects could cause the Company’s revenues and profits to decrease.

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

We use large amounts of steel and other items in the manufacture of our products. In the past, market prices of some of our key raw materials increased significantly. If we experience future significant increases in material costs, including steel, we may not be able to reduce product cost in other areas or pass future raw material price increases on to our customers and our margins could be adversely affected.

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

As of December 31, 2013, the Company’s total debt was $54.2 million, which includes: revolving term credit facilities, notes payable, and capital lease obligations.

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

The Company has completed nine acquisitions since 2006. The successful integration of new businesses depends on the Company’s ability to manage these new businesses and cut excess costs. While the Company believes it has successfully integrated these acquisitions to date, the Company cannot ensure that these acquired companies will operate profitably or that the intended beneficial effect from these acquisitions will be realized.

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

The Company’s registered and common law trademarks, as well as certain of the Company’s licensed trademarks, have significant value and are instrumental to the Company’s ability to market its products. The Company’s marks “Manitex” “Liftking” “Badger”, “Sabre”, “Valla” and “Load King” are important to the Company’s business as the majority of the Company’s products are sold under those names. The Company has not registered all of its trademarks in the United States nor in the foreign countries where it does business. The Company cannot assure you that third parties will not assert claims against any such intellectual property or that the Company will be able to successfully resolve all such claims. If the Company has to change the names of any of its products, it may experience a loss of goodwill associated with its brand names, customer confusion and a loss of sales.

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

In the Company’s lines of business numerous suits have been filed alleging damages for accidents that have occurred during the use or operation of the Company’s products. The Company is self-insured, up to certain limits, for these product liability exposures, as well as for certain exposures related to general, workers’ compensation and automobile liability. Insurance coverage is obtained for catastrophic losses as well as those risks required to be insured by law or contract. Any material liabilities not covered by insurance could have an adverse effect on the Company’s financial condition.

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

The Company’s principal shareholders, executive officers and directors beneficially own, in the aggregate, more than 20% of the Company’s common stock as of March 1, 2014. As a result, these shareholders, acting together, will be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations, sales and purchases of assets. They also could dictate the management of the Company’s business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent you from receiving a premium in such a transaction.

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

Sales of a large number of shares of the Company’s common stock, or the availability of a large number of shares for sale, could adversely affect the market price of the Company’s common stock and could impair the Company’s ability to raise funds in additional stock offerings. Approximately 13,801,277 of the Company’s shares are eligible for sale in the public market, approximately 1,200,000 of which are subject to applicable volume limitations and other restrictions set forth in Rule 144 under the Securities Act.

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

The Company’s executive offices are located at 9725 Industrial Drive, Bridgeview, Illinois 60455. The Company has eight principal operating plants. The Company builds boom trucks, and sign cranes in its 188,000 sq. ft. leased facility located in Georgetown, Texas. The Company builds rough terrain forklifts and special mission oriented vehicles, as well as other specialized carriers in its 85,000 sq. ft. leased facility located in Woodbridge, Ontario. The Company builds specialized rough terrain cranes and material handling product in its 170,000 sq. ft. leased facility located in Winona, Minnesota. The Company builds its specialized highly engineered trailers in its 106,000 sq. ft. owned facility in Elk Point, South Dakota. The Company builds reach stackers and container handling equipment in its 103,000 sq. ft leased facility in Cadeo, Italy. The Company develops mobile cranes in its leased facility in Piacenza, Italy. The Company builds its specialized mobile tanks for liquid and solid storage and containment solutions in its 100,000 sq. ft. leased facility located in Knox, Indiana. The Company operates its crane distribution business and North American Equipment Exchange in its 39,000 sq. ft. leased facility located in Bridgeview, Illinois.

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

The Company is involved in various legal proceedings, including product liability and workers’ compensation matters which have arisen in the normal course of operations. The Company has product liability insurance with self insurance retention that ranges from fifty thousand to $0.5 million. Until 2012, all worker compensation claims were fully insured. Beginning in 2012, the Company has a $250 thousand per claim deductible on worker compensation claims and aggregates of $1.0 and $1.15 million for 2012 and 2013 policy years, respectively. Certain cases are at a preliminary stage, and it is not possible to estimate the amount or timing of any cost to the Company. However, the Company does not believe that these contingencies, in the aggregate, will have a material adverse effect on the Company. When it is probable that a loss has been incurred and possible to make a reasonable estimate of the Company’s liability with respect to such matters, a provision is recorded for the amount of such estimate or the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

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

Price Range of Common Stock

2013	High	Low
First Quarter	$12.75	$7.94
Second Quarter	12.32	10.01
Third Quarter	11.98	10.03
Fourth Quarter	$15.88	$10.84

2012	High	Low
First Quarter	$7.86	$4.08
Second Quarter	10.60	6.79
Third Quarter	9.48	6.32
Fourth Quarter	$7.84	$6.60

Number of Common Stockholders

As of February 26, 2014, there were 111 record holders of the Company’s common stock.

Dividends

During the fiscal years ended December 31, 2013, 2012 and 2011, the Company did not declare or pay any cash dividends on its common stock and the Company does not intend to pay any cash dividends in the foreseeable future. Furthermore, the terms of our credit facility do not allow us to declare or pay dividends without the prior written consent of the lender.

Performance Graph

The following stock performance graph is intended to show our stock performance compared with that of comparable companies. The stock performance graph shows the change in market value of ten thousand dollars invested in our Common Stock, the Russell 2000 Index and a peer group of comparable companies (“Peer Group”) for the five year period commencing December 31, 2008 through December 31, 2013. The cumulative total stockholder return of the peer group assumes dividends are reinvested. The stockholder return shown on the graph below is not indicative of future performance. The companies in the Peer Group are weighted by market capitalization.

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

CUMULATIVE TOTAL RETURN

Based upon an initial investment of $10,000 on December 31, 2008 with dividends reinvested

	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013
Manitex International, Inc.	$10,000	$18,824	$37,745	$41,569	$70,000	$155,686
Russell 2000 Index	$10,000	$12,522	$15,690	$14,835	$17,006	$23,298
Construction Equipment (5 stocks)	$10,000	$7,701	$11,373	$10,216	$12,546	$18,725

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities during the quarter ended December 31, 2013:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs
October 1 through October 31, 2013	—	—	—	—
November 1 through November 30, 2013	—	—	—	—
December 1 through December 31, 2013	4,414	$15.88	—	—

Total	4,414	$15.88	—	—

(1)

The Company purchased and cancelled 4,414 shares of its common stock on December 31, 2013. The shares were purchased from employees on December 31, 2013 at the market closing price of $15.88 on that date. The employees used the proceeds from the sale of shares to satisfy their withholding tax obligations that arose when restricted shares vested on that date.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

The Company’s result include the results for companies acquired from their respective dates of acquisition: July 10, 2009 for Badger, December 31, 2009 for Load King, July 1, 2010 for CVS (and July 1, 2011 for the effect of assets purchased ), August 19, 2013 for Sabre and November 30, 2013 for Valla.

(In 000’s except share information)

	2013	2012	2011	2010	2009
Summary of Operations:
Revenues	$245,072	$205,249	$142,291	$95,875	$55,887
Operating income	17,538	14,459	6,601	5,537	3,344
Income before income taxes	14,447	11,898	4,213	3,135	1,542
Provision (benefit) for taxes on income	4,269	3,821	1,433	1,026	(2,097)
Net income	$10,178	$8,077	$2,780	$2,109	$3,639
Earnings per share
Basic	$0.80	$0.68	$0.24	$0.19	$0.33
Diluted	$0.80	$0.68	$0.24	$0.19	$0.33
Shares used to calculate earnings per share:
Basic	12,671,205	11,948,356	11,441,914	11,362,361	10,957,646
Diluted	12,717,575	11,957,458	11,548,158	11,380,966	10,965,444
Total assets	$182,730	$151,504	$121,591	$105,517	$94,685
Total debt	$54,231	$49,138	$42,227	$34,019	$33,511
Total shareholders’ equity	$84,991	$59,533	$46,794	$43,274	$40,428

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

It is important to note that our actual results could differ materially from those included in such forward-looking statements due to a variety of factors including: (1) substantial deterioration in economic conditions, especially in the United States and Europe; (2) our customers’ diminished liquidity and credit availability; (3) difficulties in implementing new systems, integrating acquired businesses, managing anticipated growth, and responding to technological change; (4) our ability to negotiate extensions of our credit agreements and to obtain additional debt or equity financing when needed; (5) the cyclical nature of the markets we operate in; (6) increases in interest rates; (7) government spending; (8) fluctuations in the construction industry, and capital expenditures in the oil and gas industry; (9) the performance of our competitors; (10) shortages in supplies and raw materials or the increase in costs of materials; (11) our level of indebtedness and our ability to meet financial covenants required by our debt agreements; (12) product liability claims, intellectual property claims, and other liabilities; (13) the volatility of our stock price; (14) future sales of our common stock; (15) the willingness of our stockholders and directors to approve mergers, acquisitions, and other business transactions; (16) currency transaction (foreign exchange) risks and the risk related to forward currency contracts; (17) certain provisions of the Michigan Business Corporation Act and the Company’s Articles of Incorporation, as amended, Amended and Restated Bylaws, and the Company’s Preferred Stock Purchase Rights may discourage or prevent a change in control of the Company; and (18) a substantial portion of our revenues are attributed to a limited number of customers which may decrease or cease purchasing any time; and (19) other risks described in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K.

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

Lifting Equipment Segment

The Company is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries. Through its Manitex, Inc. subsidiary it markets a comprehensive line of boom trucks, truck cranes and sign cranes. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including, roads, bridges and commercial construction. Its Badger Equipment Company (“Badger”) subsidiary is a manufacturer of specialized rough terrain cranes and material handling products. Badger primarily serves the needs of the construction, municipality, and railroad industries.

Manitex Liftking ULC (“Manitex Liftking” or “Liftking”) sells a complete line of rough terrain forklifts, a line of stand-up electric forklifts, cushioned tired forklifts with lifting capacities from 18 thousand to 40 thousand pounds, and special mission oriented vehicles, as well as other specialized carriers, heavy material handling transporters and steel mill equipment. Manitex Liftking’s rough terrain forklifts are used in both commercial and military applications. Specialty mission oriented vehicles and specialized carriers are designed and built to meet the Company’s unique customer needs and requirements. The Company’s specialized lifting equipment has met the particular needs of customers in various industries that include utility, ship building and steel mill industries.

Manitex Load King, Inc. (“Load King”) manufactures specialized custom trailers and hauling systems typically used for transporting heavy equipment. Load King Trailers serve niche markets in the commercial construction, railroad, military, and equipment rental industries through a dealer network.

CVS Ferrari, srl (“CVS”) located near Milan, Italy designs and manufactures a range of reach stackers and associated lifting equipment for the global container handling market, which are sold through a broad dealer network. On November 30, 2013, CVS purchased the assets of Valla SpA. Valla manufactures and markets a line of precision pick and carry cranes from 2 to 90 tons, using electric, diesel and hybrid power. Its crane offer wheeled or tracked, fixed or swing boom configurations, with dozens of special applications designed specifically to meet the needs of its customers.

On August 19, 2013, Manitex Sabre, Inc. (“Sabre”) acquired the assets of Sabre Manufacturing, LLC, which is located in Knox, Indiana. Sabre manufactures a comprehensive line of specialized mobile tanks for liquid and solid storage and containment solutions with capacities from 8,000 to 21,000 gallons. Its mobile tanks will be sold to specialized independent tank rental companies and through the Company’s existing dealer network. The tanks are used in a variety of end markets such as petrochemical, waste management and oil and gas drilling.

Equipment Distribution Segment

The Equipment Distribution segment located in Bridgeview, Illinois operates as Manitex Valla North America sales operations and is a distributor of Terex rough terrain and truck cranes, PM knuckle boom cranes and Manitex’s products. The Equipment Distribution segment predominately sells its products to end users, including the rental market. Its products are used primarily for infrastructure development and commercial constructions applications include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance. The Equipment Distribution segment supplies repair parts for a wide variety of medium to heavy duty construction equipment and sell both domestically and internationally. The segment also provides repair services in the Chicago area. The North American Equipment Exchange division, (“NAEE”), markets previously-owned construction and heavy equipment, domestically and internationally. This Division provides a wide range of used lifting and construction equipment of various ages and condition, and the Company has the capability to refurbish the equipment to the customers’ specification.

Economic Conditions

Beginning in September of 2008, the United States and world financial markets came under unprecedented stress. The immediate impact was a dramatic decrease in liquidity and credit availability throughout the world. An incredibly rapid and significant deterioration in economic conditions, especially in the United States and Europe followed. These events had an immediate significant adverse impact on the Company, including order cancellations.

The overall market for construction equipment has improved substantially since the 2008 down turn but has not returned to pre-2008 levels. The market for general construction equipment continues to show gradual improvement. A very significant portion of the Company’s revenues is attributed to demand from niche market segments, particularly the North American energy sector.

During the current year, there has been a softening in the demand for our products which are related to the energy sector. The Company believes the current decrease in demand from the energy sector is temporary, and that the North American energy sector will continue to grow and, in turn, will drive future demand for our products. In early 2014, the Company has seen an increase in orders for its cranes that serve niche markets, including the North American energy sector.

In 2013, the market for port handling equipment in Europe, CVS’s historical market, overall continued to be weak. There was, however, some modest improvement during the latter part of the year. CVS was again able to grow its revenues by increasing sales to other international markets.

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

The following table sets forth certain financial data for the three years ended December 31, 2013, 2012 and 2011:

Results of Consolidated Operations

MANITEX INTERNATIONAL, INC.

(Thousands of Dollars, except share data)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net revenues	$245,072	$205,249	$142,291
Cost of sales	198,596	164,785	113,041

Gross profit	46,476	40,464	29,250
Operating expenses
Research and development costs	2,912	2,457	1,571
Selling, general and administrative expense	26,026	23,548	19,895
Legal settlement (at net present value)	—	—	1,183

Total operating expenses	28,938	26,005	22,649

Operating income	17,538	14,459	6,601
Other income (expense)
Interest expense	(2,946)	(2,457)	(2,540)
Foreign currency transaction (loss) gains	(95)	(110)	49
Other (expense) income	(50)	6	103

Total other expense	(3,091)	(2,561)	(2,388)

Income before income taxes	14,447	11,898	4,213
Provision for taxes on income	4,269	3,821	1,433

Net income	$10,178	$8,077	$2,780

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The above results include the results for Sabre and Valla from their respective dates of acquisition which are August 19, 2013 and November 30, 2013, respectively.

Net income

For the year ended December 31, 2013, net income was $10.2 million, which consists of revenue of $245.1 million, cost of sales of $198.6 million, research and development costs of $2.9 million, SG&A costs of $26.0 million, interest expense of $2.9 million, foreign currency transaction loss of $0.1 million, other expense of $0.1 million and income tax expense of $4.3 million.

For the year ended December 31, 2012, net income was $8.1 million, which consists of revenue of $205.2 million, cost of sales of $164.8 million, research and development costs of $2.5 million, SG&A costs of $23.5 million, interest expense of $2.5 million, foreign currency transaction loss of $0.1 million and income tax expense of $3.8 million.

Net revenue and gross profit—For the year ended December 31, 2013, net revenue and gross profit were $245.1 million and $46.5 million, respectively. Gross profit as a percent of sales was 19.0% for the year ended December 31, 2013. For the year ended December 31, 2012 net revenue and gross profit were $205.2 million and $40.5 million, respectively. Gross profit as a percent of sales was 19.7% for the year ended December 31, 2012.

The revenue increase between 2012 and 2013 was approximately 19.4% of which 14.2% is attributed to an increase in revenues from crane products, 5.1% is attributed to an increase in revenues from container handling equipment products, 3.5% is attributed to sales from companies acquired in 2013, partially offset by a decrease of other products which had the effect of decreasing revenues 3.4%.

The increase in crane product revenues is principally attributed to an increase in production capacity which allowed the company to reduce its backlog and to more aggressively market cranes with lower lifting capacity. The increase in revenues from the sale of container handling equipment is attributed to an increase in sales to markets outside Europe, which has historically been the largest market for this equipment and is attributed to shipments of tractors to South Africa during the first part of the year and an increase in sales to Latin America in the second half of the year. The sale of the tractors was related to a large tender order that was awarded to CVS in 2012. The increase in Latin American revenues is a benefit from obtaining new dealers in Latin America in 2013. The decrease in other products revenues is attributed to the timing of military orders and a decrease in special trailer revenues.

Gross profit as a percent of net revenues decreased 0.7% to 19.0% for the year ended December 31, 2013 from 19.7% for the comparable 2012 period. The slight decrease in margin percent is principally attributed to product mix, including the favorable impact of increased sales of crane products which generally have higher margins which was more than offset by an increase in chassis sales which are sold with only a nominal market up and the effect that the decrease in parts sales as a percent of total revenues. Part sales, which have significantly higher margins, decreased from 16% to 15% of total revenues from 2012 to 2013. A decrease in volumes for military and special trailer also contributed to the decrease in the gross margin percent.

Research and development—Research and development for the year ended December 31, 2013 was $2.9 million compared to $2.5 million for the comparable period in 2012. The increase in research and development expense reflects our continued commitment to develop and introduce new products that gives the Company a competitive advantage.

Selling, general and administrative expense—Selling, general and administrative expense for the year ended December 31, 2013 was $26.0 million compared to $23.5 million for the comparable period in 2012. Selling general and administrative expense as a percent of revenue for year ended December 31, 2013 was 10.6% a decrease of 0.9% from the 11.5% for the comparable period in 2012.

The increase in selling, general and administrative expense is $2.5 million of which approximately $1.0 million are either selling, general and administrative expenses at companies acquired in 2013 or costs directly associated with the acquisitions. Excluding the impact of acquisitions, selling, general and administrative expenses increased by approximately $1.5 million. Approximately two thirds of the remaining increase is attributed to an increase in selling expenses, which are partially a direct impact of an increase in revenues and also the result of an expansion of the sales organization. The majority of the remaining increase in expense is attributed to an increase in compensation expense. Although selective staff additions contributed to an increase in compensation expense, the primary drivers were an increase in non-cash stock based deferred compensation and an increase in performance based incentive compensation.

Operating income—The Company, had operating income of $17.5 million and $14.5 million for the years ended December 31, 2013 and 2012, respectively. The increase in operating income is due to an increase in gross profit of $6 million offset by $2.9 million increase in operating expenses. An increase in revenues accounts for the increase in gross profit as the gross profit percent decreased 0.7% between 2013 and 2012. The increase in operating expenses is related to increases in research and development and selling, general and administrative expenses.

Interest expense—Interest expense was $2.9 million and $2.5 million for the years ended December 31, 2013 and 2012, respectively. Interest expense increased $0.5 million the result of an increase in outstanding debt and a 0.5% increase in the interest rate on our U.S. and Canadian Revolver starting in August 2013.

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

For the years ended December 31, 2013 and 2012, the Company had foreign currency losses of $0.1 million.

Income tax—Income tax expense was $4.3 million and $3.8 million for the years ended December 31, 2013 and 2012, respectively. The increase in income tax is attributed to an increase in pre-tax income, as the Company’s effective rate decreased to 29.5% for 2013 from 32.1% the effective tax rate for 2012. The effective tax rate for 2013 is favorably impacted by the Domestic Production Activities Deduction (Section 199) and Federal Research and Development tax credits. In the prior year, the Company was not able to recognize the Domestic Production Activities Deduction as it had unutilized net operating loss carryforwards. Additionally, the Company was not able to recognize a Federal Research and Development tax credit in 2012 as the provision in the Internal Revenue Code authorizing the R&D credit had expired.

The American Taxpayer Reconciliation Act enacted on January 2, 2013, retroactively restored the Research and Development credit back to January 1, 2012. The tax provision for 2013 includes discrete items of $206 primarily related to 2012 Federal Research & Development tax credits which were retroactively restored.

Net income—Net income for the year ended December 31, 2013 was $10.2 million. This compares with a net income for the year ended December 31, 2012 of $8.1 million.

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

Approximately seventy percent of the increase in revenues is attributed to an increase in the sale of boom trucks. The other product lines, which are not as large as our boom truck product line, account for the remaining thirty percent increase in revenues and they all contributed to the increase in revenue. Their contributions varied from product line to product line ranging from two to twelve percent of the total increase in year over year revenues. The Company is continuing to see a modest but sustained improvement in the overall market for construction equipment, which contributed to the year over year growth in revenues. The much more significant factor, however, is the strong demand from niche markets, particularly those related to oil and gas extraction and power line distribution. The increase in revenues reflect the Company’s strategic initiatives which have emphasized the development of boom trucks with higher lifting capacities and specialized trailers that target the oil and gas and power line distribution market segments.

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

The increase in selling, general and administrative expense after adjusting for the non-recurring Con Expo expenses is approximately $4.2 million. Slightly less than 60% of the increase is related to an increase in selling expenses which reflects an expansion of our sales organization along with increases in commissions and other selling expense that increase with an increase in revenue. Another 30% of the increase is related to an increase in employee related costs, associated with additional staff, an increase in performance based compensations and merit increases. The remaining increase is attributed to several other factors including increase in audit fees related to our auditor opining on internal controls and an increase in travel expenses.

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

For additional details concerning the nature of the 2011 charge see Note 25.

Operating income—The Company had operating income of $14.5 million and $6.6 million for the years ended December 31, 2012 and 2011, respectively. The increase in operating income is due to an increase in gross profit of $11.2 million offset by $3.4 million increase in operating expenses. An increase in revenues accounts for the increase in gross profit as the gross profit percent decreased 0.9% between 2012 and 2011. The increase in operating expenses is related to increases in research and development and selling, general and administrative expenses. Additionally, there is a favorable impact on the variance between operating expenses for 2012 and 2011, as 2011 included a non-recurring expense related the settlement of two product liability cases. This charge was unusual as it was not covered by insurance. The Company is not aware of any other similar potential liabilities at the present time and has secured insurance coverage to explicitly cover such future instances, mitigating future business risks.

Interest expense—Interest expense was $2.5 million for the years ended December 31, 2012 and 2011, respectively. Interest expense did not change significantly as the effect of an increase in overall debt was offset by an decrease in the average interest rate. The increase in debt is the result of an increase in the amount outstanding on revolving credit facilities and working capital lines offset by significant retirement of term debt. The interest rate on our revolving credit facilities are much lower than the term debt that was retired during the year.

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

Income tax—Income tax expense was $3.8 million and $1.4 million for the years ended December 31, 2012 and 2011, respectively. The increase in income tax is attributed to an increase in pre-tax income, as the Company’s effective tax rate decreased to 32.1% for 2012 from 34.0% for 2011. The decrease in the effective tax rate is primarily the result of being able to record a deduction in connection with the American Jobs Creation Act of 2004 (which affords a taxpayer a deduction for 9% of qualifying production activities income) and a remeasurement of the Texas Margin Credit. In prior years, the Company was not able to recognize a benefit under American Jobs Creation Act of 2004 as it had unutilized net operating loss carryforwards.

Net income—Net income for the year ended December 31, 2012 was $8.1 million. This compares with a net income for the year ended December 31, 2011 of $2.8 million.

SEGMENT INFORMATION

Lifting Equipment Segment

	2013	2012	2011
Net revenues	$228,772	$188,792	$130,330
Operating income	23,311	19,870	11,069
Operating margin	10.1%	10.5%	8.5%

(1)	The above results include the results for Sabre and Valla from their respective dates of acquisition which are August 19, 2013 and November 30, 2013, respectively.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net revenues—Net revenues increased $39.9 million to $228.7 million for the year ended December 31, 2013 from $188.8 million for the comparable period in 2012.

The revenue increase between 2012 and 2013 was approximately 21.2% of which 15.5% is attributed to an increase in revenues from crane products, 5.5% is attribute an increase in revenues from container handling equipment products, 4.0% is attributed to sales from companies acquired in 2013, partially offset by a decrease of other products which had the effect of decreasing revenues 3.8%.

The increase in crane product revenues is principally attributed to an increase in production capacity which allowed the company to reduce its backlog and to more aggressively market cranes with lower lifting capacity. The increase in revenues from the sale of container handling equipment is attributed to increase in sales to markets outside Europe, which has historically been the largest market for Company’s port handling equipment. This increase is attributed to shipments of tractors to South Africa during the first part of the year and an increase in sales to Latin America in the second half of the year. The sale of the tractors was related to a large tender order that was awarded to CVS in 2012. The increase in Latin American revenues is a benefit from obtaining new dealers in Latin America in 2013. The decrease in other products revenues is attributed to the timing of military orders and a decrease in special trailer revenues.

Operating income and operating margins—Operating income of $23.3 million for the year ended December 31, 2013 was equivalent to 10.1% of net revenues compared to an operating income of $19.9 million for the year ended December 31, 2012 or 10.5% of net revenues.

Operating income increased $3.4 million which is the net of an increase in gross profit of $5.1 million offset by increase in operating expenses of $1.7 million. The increase in gross profit is attributed to an increase in revenues as there was a modest decrease in the gross profit percent. Approximately 40% of the increase in operating expenses is attributed to companies acquired in 2013. Another 25% of the increase in operating expenses is related to an increase in research and development cost. The majority of the remaining increase is attributed to an increase in selling expenses, which are partially a direct impact of an increase in revenues and also the result of an expansion of the sales organization.

The decrease in operating margin percent is attributed to the decrease in the gross profit as percent of revenues between 2012 and 2013.

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

The Segment had operating income of $19.9 million and $11.1 million for the years ended December 31, 2012 and 2011, respectively. The increase in operating income is due to an increase in gross profit of $11.0 million offset by a $2.2 million increase in operating expenses.

The increase in gross profit is entirely due to an increase in revenues as the gross profit percent decreased modestly between 2011 and 2012. The decrease in margin percent is principally attributed to the fact that part sales, which have substantially higher margins, decreased significantly as a percent of total revenues. Part sales revenues, however, were approximately 24% above the prior year.

Operating expenses increased by $2.2 million from 2011 to 2012. Included in 2011 operating expenses is an unusual non-recurring charge of $1.2 million to recognize a liability for a legal settlement. Operating expense excluding the impact of the non-recurring charge increased by $3.4 million. The increase in operating expenses is attributed to increases of $0.9 million and $2.5 million in research and development and selling and general administrative expenses, respectively. The increase in research and development expense reflects our continued commitment to develop and introduce new products that gives the Company a competitive advantage. Approximately 75% of the increase in selling general and administrative expenses is related to increased selling expenses, which reflects an expansion of our sale’s organization along with increases in commissions and other selling expense that increase with an increase in revenue. The remaining 25% is the net impact of other increases and decreases. The net other increase is principally related to an increase in employee related costs, associated with additional staff, an increase in performance based compensations and merit increases.

Equipment Distribution Segment

	2013	2012	2011
Net revenues	$16,951	$17,090	$11,986
Operating income	628	222	64
Operating margin	3.7%	1.3%	0.5%

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net revenues—The Equipment Distribution segment had net revenues of $17.0 million and $17.1 million for the years ended December 31, 2013 and 2012, respectively, an insignificant decrease of $0.1 million.

Operating income (loss) and operating margins—Operating income of $0.6 million for the year ended December 31, 2013 was equivalent to 3.7% of net revenues and compares to operating income of $0.2 million for the year ended December 31, 2012 or 1.2% of net revenues.

Operating income and operating margin percent improved this year as prior year results were adversely impact by the sale of several cranes purchased in 2009 which were still in our inventory until they were sold during 2012 at a loss.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net revenues—The Equipment Distribution segment net revenue increased $5.1 million to $17.1 million for the year ended December 31, 2012 from $12.0 million in the prior year. Approximately 60% of the increase is related to an increase in new crane sales. The remaining 40% is attributed principally to an increase in used equipment sales. The increase in both new cranes and used equipment is attributed to an improvement in market conditions and an internal commitment to expand this operation.

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

Liquidity and Capital Resources

Cash and cash equivalents were $6.1 million and $1.9 million at December 31, 2013 and December 31, 2012, respectively. As of December 31, 2013, the Company had approximately $6.0 million available to borrow under its credit facilities.

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

Stock offerings

On September 30, 2013, the Company issued 1,375,000 shares of the Company’s common stock and received net proceeds after expenses of $13.9 million dollars. The proceeds and additional cash were used to repay the $15,000 term debt, which was the source of funds used acquire Sabre.

On July 17, 2012, the Company issued 500,000 shares of the Company’s common stock and received net proceeds after expenses of $3.8 million, which were used to repay outstanding term debt.

Outstanding borrowings and required payments

The following is a summary of our outstanding borrowings at December 31, 2013:

(In millions)

	Outstanding Balance	Interest Rate	Interest Paid	Principal Payment
U.S Revolver	$29.2	3.25%	Monthly	n.a.
Canadian Revolver	8.1	3.50%	Monthly	n.a.
Specialized export facility	2.7	3.50%	Periodic	5 days after receipt of customer payment
Load King bank debt	1.1	6%/6.25%	Monthly	$0.011 million monthly including interest
Load King debt (SD Board of Economic Development	0.8	3.00%	Monthly	$0.005 million monthly including interest

Note payable—Terex	0.8	6.00%	Quarterly	$0.25 million March 1, 2014, 2015 and 2016 ($0.15 million can be paid in stock)
Capital lease—cranes for sale	1.5	6.25%	Monthly	Over 36 or 60 months
Capital lease—Georgetown facility	2.7	12.00%	Monthly	$0.07 million monthly payment includes interest

Acquisition note—Valla	0.2	1.5%	Annually	$0.1 in 2015 and 2016
Capital leases—Winona facility	0.6	6.13%	Monthly	$0.025 million monthly payment includes interest
CVS short-term working capital borrowings	6.5	2.09 to 5.19%	Monthly	Upon payment of invoice

	$54.2

The debt matures at various points in time. See Note 13 to the financial statements for additional details.

Change in outstanding debt

In 2013, existing debt (including lines of credit, capital lease obligations and the current portion of notes payable and capital lease obligations) increased $5.1 million dollars to $54.2 million from $49.1 million at December 31, 2012. The increase in debt is principally attributed to increases in borrowing under the Company’s revolving credit facilities and increase in CVS working capital borrowings, which were increased to support our substantial increase in revenues.

Our debt increased by approximately $5.1 million. The following is a summary of changes in debt:

(In millions)

Increase/ (decrease)
U.S. Revolver	$3.3
Canadian Revolver	0.7
Special export facility	1.8
Revolving term credit facility—Equipment line	(1.0)
Load King bank debt	(0.1)
Capital leases—buildings	(0.7)
Capital leases—equipment	0.5
Valla acquisition debt	0.2
CVS working capital borrowings	0.4

$5.1

2013

Operating activities generated $2.1 million of cash for the year ended December 31, 2013, and is comprised of net earnings of $10.2 million, and non-cash items of $4.5 million offset by an increase in working capital of $12.6 million. The following are the principal non-cash items: depreciation and amortization of $3.9 million, stock based deferred compensation of $0.7 million, and increase in the provision for doubtful accounts of $0.2 offset by an increase in net deferred tax assets of $0.2 million, a decrease in the reserve for uncertain tax positions of $0.1 million and a gain on the disposal of assets of $0.1 million.

The increase in working capital is principally due to increases in inventory of $8.9 million, prepaids of $0.4 million, other assets of $0.9 million and decreases in accounts payable of $4.1 million and accruals of $0.1 million and other current liabilities or $.01 million offset by decrease in accounts receivable of $1.7, and accounts receivable—finance of $0.3 million. The increase in inventory is principally due to increased revenues. A slight increase in days in inventory on hand did, however, contribute to the increase. The increase in prepaids is principally attributed to prepayment for the CONEXPO show, which is held in March every three years and an increase in prepayments to vendor. Other assets increase as fees and expenses incurred in connection with the Company’s new banking facilities were capitalized and are being amortized. The decrease in accounts payable and accounts receivable is due to the timing of payments to vendors and from customers respectively.

Cash flows related to investing activities consumed $14.1 million of cash for the year ended December 31, 2013. The Company used $13.0 million to acquire Sabre and invested another $1.2 in capital equipment. The $1.2 million spent to purchase capital equipment is the total of numerous purchases for various operations. No single item in itself was particularly significant.

Financing activities generated $16.1 million in cash for the year ended December 31, 2013. The Company raised $13.9 million in stock offering in September 2013. The proceeds from the stock offering were used to repay debt, principally incurred to purchase Sabre. An increase in debt, excluding $3.0 of non-cash items (see note 16 in the financial statements) provided $2.2 million of cash.

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

Cash flows related to investing activities consumed $1.3 million of cash for the year ended December 31, 2012. The Company expended $1.1 million to purchases capital equipment offset by $0.2 million generated from the sales of equipment. Additionally, the Company spent $0.3 million to purchase the rights and designs for a nine ton carry deck crane. The $1.1 million spent to purchase capital equipment is the total of numerous purchases for various operations. No single item in itself was particularly significant.

Financing activities generated $9.3 million in cash for the year ended December 31, 2012. The increases in borrowing on the Company’s revolving credit facilities and working capital borrowings provided approximately

$13.7 million of cash. Additionally, the Company received proceeds of approximately $3.8 million in connection with the issuance of 500,000 shares of its common stock in offering pursuant to a shelf registration statement. The Company stated in its offering that the funds received from the offering were going to be used to repay debt. In 2012, the Company made debt payments that totaled approximately $8.2 million of which approximately $6.0 was related to debt incurred in connection with various acquisitions. A significant portion of the repayment of the acquisition debt was repaid earlier than required.

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

Off Balance Sheet Arrangements

Comerica has issued a $0.625 million standby letter of credit in favor of an insurance carrier to secure obligations which may arise in connection with future deductible payments that may be incurred under the Company’s workman compensation insurance policies.

Additionally, various Italian banks have issued performance bonds which total €0.5 million ($0.7 million) which are also guaranteed by the Company.

Contractual Obligations

The following is a schedule as of December 31, 2013 of our long-term contractual commitments, future minimum lease payments under non-cancelable operating lease arrangements and other long-term obligations.

(in thousands)

	Payments due by period
	Total	2013	2014- 2015	2016- 2017	Thereafter
Revolving term credit facilities	$40,013	$2,707	$—	$37,306	$—
CVS working capital borrowing	6,526	6,526	—	—	—
Term loans	2,896	383	1,658	192	663
Operating lease obligations	3,569	1,486	1,763	320	—
Capital lease obligations (3)	6,147	2,320	2,613	1,214	—
Legal Settlement (see Note 25) (3)	1,710	95	190	190	1,235
Purchase obligations (1)	15,038	15,038	—	—	—

Total	$75,899	$28,555	$6,224	$39,222	$1,898

(1)	Except for a very insignificant amount, purchase obligations are for inventory items. Purchase obligations not for inventory would include research and development materials, supplies and services.
(2)

At December 31, 2013, the Company had unrecognized tax benefits of $250 thousand for which the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective tax authority. Thus, these liabilities have not been included in the contractual obligations table (see Note 15).

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

Other Intangible Assets. The Company accounts for Other Intangible Assets under the guidance of ASC 350, “Intangibles—Goodwill and Other”. The Company capitalizes certain costs related to patent technology. Additionally, a substantial portion of the purchase price related to the Company’s acquisitions has been assigned to patents or unpatented technology, trade name, customer backlog, and customer relationships. Under the guidance, Other Intangible Assets with definite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are tested annually for impairment.

Goodwill. Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is reviewed for impairment annually, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceed their fair value. The Company does not amortize goodwill in accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 350, “Intangibles—Goodwill and Other” (“ASC 350”). The Company selected October 1 as the date for the required annual impairment test.

Goodwill is tested for impairment at the reporting unit level. The Company’s two operating segments comprise the reporting units for goodwill impairment testing purposes.

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

For 2011, 2012 and 2013, the Company determined on a qualitative basis, that it was not more likely than not that the fair value of the Lifting reporting unit was less than its carrying value. For 2011 and 2013, the Company also determined on a qualitative basis, that it was not more likely than not that the fair value of the Equipment Distribution reporting unit was less than its carrying value.

In 2012, the Company elected to evaluate the Equipment Distribution reporting unit’s goodwill using the quantitative two step approach. The first step used to identify potential impairment involves comparing the reporting unit’s estimated fair value to its carrying value, including goodwill. The aforementioned mentioned Step one quantitative tests did not indicate impairment. During the first step testing, the Company evaluated goodwill for impairment using a business valuation method, which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer. The market approach was also considered in evaluating the potential for impairment by calculating fair value based on multiples of earnings before interest, taxes, depreciation and amortization (EBITDA) of comparable, publicly traded companies. This analysis also did not indicate impairment. Moreover, the Company also observed implied EBITDA multiples from relatively recent merger and acquisition activity in the industry, which was used to test the reasonableness of the results.

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

The Company did not have any impairment for the years ended December 31, 2013, 2012 and 2011.

Impairment of Long Lived Assets.—The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value. Future cash flow projections include assumptions for future sales levels, the impact of cost reduction programs, and the level of working capital needed to support each business. The amount of any impairment then recognized would be calculated as the difference between the estimated fair value and the carrying value of the asset. The Company did not have any impairment for the years ended December 31, 2013, 2012 and 2011.

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

Income Taxes. The Company accounts for income taxes under the provisions of ASC 740 “Income Taxes,” which requires recognition of income taxes based on amounts payable with respect to the current year and the effects of deferred taxes for the expected future tax consequences of events that have been included in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities, as well as for operating losses and tax credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not a tax benefit will not be realized.

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

The Company is exposed to certain market risks that exist as part of our ongoing business operations and the Company’s use of derivative financial instruments, where appropriate, to manage our foreign change risks. As a matter of policy, the Company does not engage in trading or speculative transactions. For further information on accounting policies related to derivative financial instruments, refer to Note 6—“Derivative Financial Instruments” in our Consolidated Financial Statements.

Foreign Exchange Risk

The Company is exposed to fluctuations in foreign currency cash flows related to third-party purchases and sales, intercompany product shipments and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollar when compared to functional currencies of our major foreign subsidiaries, which include the Euro and the Canadian dollar. The Company assesses foreign currency risk based on transactional cash flows, identifies naturally offsetting positions and purchases hedging instruments to partially offset anticipated exposures. At December 31, 2013, the Company had foreign exchange contracts with a notional value of $3.5 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was a loss of approximately seven thousand dollars at December 31, 2013.

At December 31, 2013, the Company performed a sensitivity analysis on the effect that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating income. Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to currencies outside the U.S. by 10% to amounts already incorporated in the financial statements for the year ended December 31, 2013 would have $0.3 million impact on the translation effect of foreign currency exchange rate changes already included in our reported operating income for the period.

Interest Rate Risk

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate, the Canadian prime rate and EURIBOR. At December 31, 2013, the Company had approximately $47.6 million of variable interest debt with average weighted average interest rate at year end of approximately 3.6%.

At December 31, 2013, the Company performed a sensitivity analysis to determine the impact that in increase in interest rates would have. Based on this sensitivity analysis, the Company has determined that an increase of 10% in our average floating interest rates at December 31, 2013 would increase interest expense by approximately $0.2 million.

Commodities Risk

Principal materials and components that the Company uses in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Extreme movements in the cost and availability of these materials and components may affect the Company’s financial performance. Changes input costs did not have a significant effect on the Company’s operating performance in 2013. During 2013, raw materials and component were generally available to meet our production schedules and had no significant impact on 2013 revenues.

In the absence of labor strikes or other unusual circumstances, substantially all materials and components are normally available from multiple suppliers. However, certain businesses receive materials and components from a single source supplier, although alternative suppliers of such materials may be generally available. Current and potential suppliers are evaluated on a regular basis on their ability to meet our requirements and standards. The Company actively manages our material supply sourcing, and may employ various methods to limit risk associated with commodity cost fluctuations and availability. The inability of suppliers, especially any single source suppliers for a particular business, to deliver materials and components promptly could result in production delays and increased costs to manufacture the Company’s products. To mitigate the impact of these risks, the Company continues to search for acceptable alternative supply sources and less expensive supply options on a regular basis, including improving the globalization.

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

The financial statements of the registrant required to be included in Item 8 are listed below:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Manitex International, Inc.

We have audited the accompanying consolidated balance sheets of Manitex International, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited Manitex International, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Manitex International, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Manitex Sabre, Inc. from its assessment of internal control over financial reporting as of December 31, 2013. We also have excluded Manitex Sabre, Inc. from our audit of internal control over financial reporting. Manitex Sabre is a wholly owned subsidiary of Manitex International, Inc. whose total revenues and total assets represent approximately 3% and 9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Manitex International, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Manitex International, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ UHY LLP UHY LLP Sterling Heights, Michigan March 11, 2014

MANITEX INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

As of December 31,

	2013	2012
ASSETS
Current assets
Cash	$6,091	$1,889
Trade receivables (net)	38,170	36,189
Accounts receivable finance	326	276
Other receivables	1,775	2,761
Inventory (net)	72,734	61,290
Deferred tax asset	1,272	1,166
Prepaid expense and other	1,669	1,206

Total current assets	122,037	104,777

Accounts receivable finance	—	307
Total fixed assets (net)	11,143	10,297
Intangible assets (net)	24,036	18,442
Deferred tax asset	2,117	2,259
Goodwill	22,366	15,283
Other long-term assets	1,031	139

Total assets	$182,730	$151,504

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable—short term	$6,910	$6,218
Revolving credit facilities	2,707	875
Current portion of capital lease obligations	1,812	1,040
Accounts payable	24,974	25,101
Accounts payable related parties	789	839
Accrued expenses	8,894	7,745
Other current liabilities	1,930	1,533

Total current liabilities	48,016	43,351

Long-term liabilities
Revolving term credit facilities	37,306	34,357
Deferred tax liability	4,074	4,269
Notes payable	2,512	2,648
Capital lease obligations	2,984	4,000
Deferred gain on sale of building	1,648	2,028
Other long-term liabilities	1,199	1,318

Total long-term liabilities	49,723	48,620

Total liabilities	97,739	91,971

Commitments and contingencies
Shareholders’ equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at December 31, 2013 and December 31, 2012	—	—
Common Stock—no par value, authorized, 20,000,000 shares issued and outstanding, 13,801,277 and 12,268,443 shares at December 31, 2013 and December 31, 2012, respectively	68,554	53,040
Paid in capital	1,191	1,098
Retained earnings	14,857	4,679
Accumulated other comprehensive income	389	716

Total shareholders’ equity	84,991	59,533

Total liabilities and shareholders’ equity	$182,730	$151,504

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

For the years ended December 31,

	2013	2012	2011
Net revenues	$245,072	$205,249	$142,291
Cost of sales	198,596	164,785	113,041

Gross profit	46,476	40,464	29,250
Operating expenses
Research and development costs	2,912	2,457	1,571
Selling, general and administrative expense	26,026	23,548	19,895
Legal settlement (at net present value)	—	—	1,183

Total operating expenses	28,938	26,005	22,649

Operating income	17,538	14,459	6,601
Other income (expense)
Interest expense	(2,946)	(2,457)	(2,540)
Foreign currency transaction (loss) gain	(95)	(110)	49
Other(expense) income	(50)	6	103

Total other expense	(3,091)	(2,561)	(2,388)

Income before income taxes	14,447	11,898	4,213
Provision for taxes on income	4,269	3,821	1,433

Net income	$10,178	$8,077	$2,780

Earnings per share:
Basic	$0.80	$0.68	$0.24
Diluted	$0.80	$0.68	$0.24
Weighted average common shares outstanding:
Basic	12,671,205	11,948,356	11,441,914
Diluted	12,717,575	11,957,458	11,548,158

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPRENHENSIVE INCOME

(In thousands)

For the years ended December 31,

	2013	2012	2011
Net income	$10,178	$8,077	$2,780

Other comprehensive (loss) income
Foreign currency translation adjustments	(320)	429	(384)
Derivative instrument fair market value adjustments—net of income taxes of $3, $13 and $(33) for 2013, 2012 and 2011, respectively	(7)	26	(63)

Total other comprehensive (loss) income	(327)	455	(447)

Comprehensive income	$9,851	$8,532	$2,333

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2013, 2012 and 2011

(In thousands, except per share data)

	Common Stock		Paid in Capital	Warrants	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2010	11,394,621	$46,920	$6	$1,788	$(6,148)	$708	$43,274

Shares issued on warrant exercise	266,568	1,554		(458)			1,096
Expiration of warrants			1,098	(1,098)			—
Employee 2004 incentive plan grant	22,927	109	(6)				103
Repurchase to satisfy withholding and cancelled	(3,065)	(12)					(12)
Net Income					2,780		2,780
Loss on foreign currency translation						(384)	(384)
Derivative instrument fair market adjustment—net of income taxes						(63)	(63)

Balance, December 31, 2011	11,681,051	$48,571	$1,098	$232	$(3,368)	$261	$46,794

Shares issued on warrant exercise	105,000	986		(232)			754
Repurchase shares in connection with a cashless warrant exercise	(77,071)	(724)			(30)		(754)
Stock offering	500,000	3,781					3,781
Employee 2004 incentive plan grant	30,351	226					226
Stock issued in connection with asset purchase (see Note 21)	29,112	200					200
Net Income					8,077		8,077
Gain on foreign currency translation						429	429
Derivative instrument fair market adjustment—net of income taxes						26	26

Balance, December 31, 2012	12,268,443	$53,040	$1,098	$—	$4,679	$716	$59,533

Stock offering	1,375,000	13,927					13,927
Employee 2004 incentive plan grant	74,320	657	7				664
Excess tax benefits related to vesting of restricted stock			86				86
Repurchase to satisfy withholding and cancelled	(4,414)	(70)					(70)
Stock issued in connection with asset purchase (see Note 21)	87,928	1,000					1,000
Net Income					10,178		10,178
Loss on foreign currency translation						(320)	(320)
Derivative instrument fair market adjustment—net of income taxes						(7)	(7)

Balance, December 31, 2013	13,801,277	$68,554	$1,191	$—	$14,857	$389	$84,991

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of Dollars)

For the years ended December 31,

	2013	2012	2011
Cash flows from operating activities:
Net income	$10,178	$8,077	$2,780
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,945	3,498	3,336
Legal settlement	—	—	1,183
Provisions for allowance for doubtful accounts	172	17	25
Gain on debt restructuring	—	—	(194)
(Gain) loss on disposal of assets	(100)	(119)	62
Deferred income taxes	(168)	181	1,089
Inventory reserves	47	1	316
Reserves for uncertain tax positions	(83)	183	—
Stock based deferred compensation	664	226	104
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	1,653	(12,494)	(5,597)
(Increase) decrease in accounts receivable finance	271	378	(927)
(Increase) decrease in inventory	(8,852)	(17,187)	(12,484)
(Increase) decrease in prepaid expenses	(424)	117	389
(Increase) decrease in other assets	(892)	11	(99)
Increase (decrease) in accounts payable	(4,079)	6,702	4,297
Increase (decrease) in accrued expense	(89)	2,765	478
Increase (decrease) in other current liabilities	(131)	1,168	(165)
Increase (decrease) in other long-term liabilities	(36)	(8)	—

Net cash provided by (used) for operating activities	2,076	(6,484)	(5,407)

Cash flows from investing activities:
Proceeds from sale of fixed assets	139	212	289
Purchase of property and equipment	(1,215)	(1,125)	(610)
Acquisition of business assets	(13,000)	(345)	(1,585)
Investment in intangibles except goodwill	—	—	(12)

Net cash used for investing activities	(14,076)	(1,258)	(1,918)

Cash flows from financing activities:
New borrowings term loan	15,000	—	—
Repayment of term loan	(15,000)	—	—
Net proceeds of stock offering	13,927	3,781	—
Borrowing on revolving credit facilities	5,409	9,221	6,009
Net (repayments) borrowings on working capital facilities	(1,960)	4,181	1,600
Proceeds from exercise of warrants	—	—	1,096
New borrowings—notes payable	809	764	4,647
Note payments	(916)	(7,884)	(5,868)
Repayment on capital lease obligations	(1,185)	(795)	(578)
Excess tax benefits related to vesting of restricted stock	86
Shares repurchased for income tax withholding on share-based compensation	(70)	—	(12)

Net cash provided by financing activities	16,100	9,268	6,894

Effect of exchange rate change on cash	102	292	(160)
Net increase (decrease) in cash and cash equivalents	4,100	1,526	(431)
Cash and cash equivalents at the beginning of the year	1,889	71	662

Cash and cash equivalents at end of year	$6,091	$1,889	$71

Supplemental disclosure of cash flow information:
Cash paid during the year for
Interest	$2,857	$2,498	$2,552
Income taxes	$4,415	$2,067	$1,247

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

Lifting Equipment Segment

The Company is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries. Through its Manitex, Inc. subsidiary it markets a comprehensive line of boom trucks, truck cranes and sign cranes. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including, roads, bridges and commercial construction. Badger Equipment Company (“Badger”) is a manufacturer of specialized rough terrain cranes and material handling products. Badger primarily serves the needs of the construction, municipality, and railroad industries.

Manitex Liftking ULC (“Manitex Liftking” or “Liftking”) sells a complete line of rough terrain forklifts, a line of stand-up electric forklifts, cushioned tired forklifts with lifting capacities from 18 thousand to 40 thousand pounds, and special mission oriented vehicles, as well as other specialized carriers, heavy material handling transporters and steel mill equipment. Manitex Liftking’s rough terrain forklifts are used in both commercial and military applications. Specialty mission oriented vehicles and specialized carriers are designed and built to meet the Company’s unique customer needs and requirements. The Company’s specialized lifting equipment has met the particular needs of customers in various industries that include utility, ship building and steel mill industries.

Manitex Load King, Inc. (“Load King”) manufactures specialized custom trailers and hauling systems typically used for transporting heavy equipment. Load King trailers serve niche markets in the commercial construction, railroad, military, and equipment rental industries through a dealer network. Load King complements our existing material handling business.

CVS Ferrari, slr (“CVS”) designs and manufactures a range of reach stackers and associated lifting equipment for the global container handling market, are sold through a broad dealer network. On November 30, 2013, CVS acquired the assets of Valla SpA (“Valla”) located in Piacenza, Italy. Valla offers a full range of mobile cranes from 2 to 90 tons, using electric, diesel, and hybrid power options. Its cranes offer wheeled or tracked, fixed or swing boom configurations, with special applications designed specifically to meet the needs of its customers.

On August 19, 2013, Manitex Sabre, Inc. (“Sabre”) acquired the assets of Sabre Manufacturing, LLC. Sabre located in Knox, Indiana, manufactures a comprehensive line of specialized mobile tanks for liquid and solid storage and containment solutions with capacities from 8,000 to 21,000 gallons. Its mobile tanks are sold to specialized independent tank rental companies and through the Company’s existing dealer network. The tanks are used in a variety of end markets such as petrochemical, waste management and oil and gas drilling.

Equipment distribution segment

The Company operates a crane dealership that operates as Manitex Valla’s North American sales operation and also distributes Terex rough terrain and truck cranes, Manitex boom trucks and sky cranes, and the PM Group’s knuckle boom cranes. The Company treats these operations as a separate reporting segment entitled “Equipment Distribution.” The Equipment Distribution segment also supplies repair parts for a wide variety of medium to heavy duty construction equipment sold both domestically and internationally. The crane products are used primarily for infrastructure development and commercial construction; applications include road and bridge construction, general contracting, roofing, and sign construction and maintenance.

The Company’s North American Equipment Exchange division, (“NAEE”) markets previously-owned construction and heavy equipment, domestically and internationally. This division provides a wide range of used lifting and construction equipment of various ages and condition, and has the capability to refurbish the equipment to the customers’ specification.

Note 2. Basis of Presentation

The consolidated financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statement includes the accounts of Manitex International, Inc., and its subsidiaries. Significant intercompany transactions have been eliminated in consolidation. The Company’s result include the results for companies acquired from their respective dates of acquisition: July 1, 2010 for CVS (and July 1, 2011 for the effect of assets purchased ), August 19, 2013 for Sabre and November 30, 2013 for Valla.

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

Allowance for Doubtful Accounts—The Company has adopted a policy consistent with U.S. GAAP for the periodic review of its accounts receivable to determine whether the establishment of an allowance for doubtful accounts is warranted based on the Company’s assessment of the collectability of the accounts. The Company established an allowance for bad debt of $333 and $161 at December 31, 2013 and 2012, respectively. The Company also has in some instances a security interest in its accounts receivable until payment is received.

Property, Equipment and Depreciation—Property and equipment are stated at cost or the fair market value at date of acquisition for property and equipment acquired in connection with the acquisition of a company. Depreciation of property and equipment is provided over the following useful lives:

Asset Category	Depreciable Life
Machinery and equipment	1 – 15 years
Furniture and fixtures	3 – 12 years
Leasehold improvements	1.5 – 12 years

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense for the years ended December 31, 2013, 2012, and 2011 was $1,627, $1,401, and $1,284, respectively.

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

Goodwill is tested for impairment at the reporting unit level. The Company’s two operating segments comprise the reporting units for goodwill impairment testing purposes.

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

For 2011, 2012 and 2013, the Company determined on a qualitative basis, that it was not more likely than not that the fair value of the Lifting reporting unit was less than its carrying value. For 2011 and 2013, the Company also determined on a qualitative basis, that it was not more likely than not that the fair value of the Equipment Distribution reporting unit was less than its carrying value.

In 2012, the Company elected to evaluate the Equipment Distribution reporting unit’s goodwill using the quantitative two step approach. The first step used to identify potential impairment involves comparing the reporting unit’s estimated fair value to its carrying value, including goodwill. The aforementioned mentioned Step one quantitative tests did not indicate impairment. During the first step testing, the Company evaluated goodwill for impairment using a business valuation method, which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer. The market approach was also considered in evaluating the potential for impairment by calculating fair value based on multiples of earnings before interest, taxes, depreciation and amortization (EBITDA) of comparable, publicly traded companies. This analysis also did not indicate impairment. Moreover, the Company also observed implied EBITDA multiples from relatively recent merger and acquisition activity in the industry, which was used to test the reasonableness of the results.

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

The Company did not have any impairment for the years ended December 31, 2013, 2012 and 2011.

Impairment of Long Lived Assets—The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value. Future cash flow projections include assumptions for future sales levels, the impact of cost reduction programs, and the level of working capital needed to support each business. The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset. The Company did not have any impairment for the years ended December 31, 2013, 2012 and 2011.

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

The Company has entered into forward currency contracts to hedge certain future U.S. dollar sales of its Canadian Subsidiary. The forward currency contracts to hedge future sales are designated as cash flow hedges under ASC 815-10. As required, forward currency contracts are recognized as an asset or liability at fair value on the Company’s Consolidated Balance Sheet. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (date of sale). Gains or losses on cash flow hedges when recognized into income are included in net revenues (see Note 6).

Credit Risk Concentrations—Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, trade receivables and payables. The Company maintains its cash balances and marketable securities at banks located in Detroit, Michigan, Toronto, Canada as well as several separate Italian banks. Accounts in the United States are insured by the Federal Deposit Insurance Corporation up to $250. At December 31, 2013 and 2012, the Company had uninsured balances of $5,814 and $1,889, respectively.

As of December 31, 2013, no customers accounted for 10% or more of total Company’s accounts receivable. As of December 31, 2012, two customers accounted for 15% and 13% if the Company’s total accounts receivable, respectively. In 2013, no one customer accounted for 10% or more of total company’s revenues. In 2012, one customer accounted for 11% of total company revenue. In 2011, no one customer accounted for 10% or more of total company’s revenues. For 2013, 2012 and 2011 purchases from any single supplier did not exceed 10% of total purchases.

Research and Development Expenses. The Company expenses research and development costs, as incurred. For the periods ended December 31, 2013, 2012 and 2011 expenses were $2,912, $2,457, and $1,571, respectively.

Advertising—Advertising costs are expensed as incurred and were $626, $517, and $475 for the years ended December 31, 2013, 2012, and 2011, respectively.

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

Debt Issuance Costs—Debt issuance costs incurred in securing the Company’s financing arrangements are capitalized and amortized over the term of the associated debt. Deferred financing cost are included with other long-term assets on the Company’s balance sheet.

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

Reclassifications—Certain reclassifications have been made to the 2012 and 2011 financial statements to conform to the 2013 presentation.

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

Note 4. Earnings per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of warrants and restricted stock units. Details of the calculations are as follows:

	2013	2012	2011
Net Income attributed to common shares
Basic	$10,178	$8,077	$2,780
Diluted	$10,178	$8,077	$2,780
Earnings per share
Basic	$0.80	$0.68	$0.24
Diluted	$0.80	$0.68	$0.24
Weighted average common shares outstanding
Basic	12,671,205	11,948,356	11,441,914

Diluted
Basic	12,671,205	11,948,356	11,441,914
Dilutive effect of warrants	—	2,521	102,534
Dilutive effect of restricted stock units	46,370	6,581	3,710

	12,717,575	11,957,458	11,548,158

Note 5. Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013 and 2012 by level within the fair value hierarchy. As required by ASC 820-10 financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is a summary of items that the Company measures at fair value on a recurring basis:

	Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Forward currency exchange contracts	$—	$40	$—	$40

Total current assets at fair value	$—	$40	$—	$40

Liabilities:
Forward currency exchange contracts	$—	$47	$—	$47
Valla contingent consideration (see Note 20)	—	—	250	250

Total long-term liabilities at fair value	$—	$47	$250	$297

	Fair Value at December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Forward currency exchange contracts	$—	$137	$—	$137

Total current assets at fair value	$—	$137	$—	$137

Liabilities:
Forward currency exchange contracts	$—	$(13)	$—	$(13)

Total current liabilities at fair value	$—	$(13)	$—	$(13)

The carrying value of the amounts reported in the Consolidated Balance Sheets for cash, accounts receivable, accounts payable and short-term variable debt, including any amounts outstanding under the Company’s revolving credit facilities and working capital borrowing, approximate fair value due to the short periods during which these amounts are outstanding.

The book and fair value of the Company’s term debt was $2,896 and $2,912 for the year ended December 31, 2013, and $2,755 and $2,800 for the period ending December 31, 2012. The book and fair value of the Company’s capital leases was $4,796 and $5,565 for the year ended December 31, 2013 and $5,040 and $6,200 for the period ending December 31, 2012. There is no difference between the book value and the fair value for amount recorded in connection with a long-term legal settlement, which was $1,022 and $1,049 for the periods ending December 31, 2013 and 2012 respectively.

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

The Company enters into forward currency exchange contracts in relationship such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. The forward currency exchange contracts that the Company has to offset existing assets and liabilities denominated in other than the reporting units’ functional currency have been determined not to be considered a hedge under ASC 815-10. The Company records at the balance sheet date the forward currency exchange contracts at its market value with any associated gain or loss being recorded in current earnings. Both realized and unrealized gains and losses related to forward currency contracts are included in current earnings and are reflected in the Statement of Income in the other income expense section on the line titled foreign currency transaction gains (losses). Items denominated in other than a reporting units functional currency includes U.S. denominated accounts receivables and accounts payable held by our Canadian subsidiary and certain intercompany receivables due from the Company’s Canadian and Italian subsidiaries. The decision, to hedge future sales is not automatic and is decided case by case. The forward currency contracts to hedge future sales are designated as cash flow hedges under ASC 815-10.

As required, forward currency contracts are recognized as an asset or liability at fair value on the Company’s Consolidated Balance Sheet. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (date of sale). Gains or losses on cash flow hedges when recognized into income are included in net revenues. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The Company expects minimal ineffectiveness as the Company has hedged only firm sales orders and has not hedged estimated exposures. In the next twelve months, the Company estimates $10 of pre-tax loss related to forward currency contracts hedges to be reclassified from other comprehensive income into earnings.

At December 31, 2013, the Company had entered into a forward currency exchange contract. The contract obligates the Company to purchase CDN $1,700. The contract matures on April 30, 2014. Under the contract, the Company will purchase Canadian dollars at exchange rates of .9619. The Canadian to US dollar exchange rates was $0.9402 at December 31, 2013. At December 31, 2013, the Company had forward currency contracts to sell €800 at 1.4251, €400 at 1.3635 and €100 at 1.3538 with contract maturity dates of July 2, 2014, February 10, 2014 and January 31, 2014, respectively. The Euro to US dollar exchange rate was 1.3194 at December 31, 2013. The unrealized currency exchange asset is reported under prepaid expense and other if it is an asset or under accrued expenses if it is a liability on the balance sheet at December 31, 2013 and 2012.

As of December 31, 2013, the Company had the following forward currency contracts:

Nature of Derivative	Amount		Type
Forward currency contract	CDN$	1,325	Not designated as hedge instrument
Forward currency contract	CDN$	442	Cash flow hedge
Forward currency contract		€1,300	Not designated as hedge instrument

The following table provides the location and fair value amounts of derivative instruments that are reported in the Consolidated Balance Sheet as of December 31, 2013 and 2012:

Total derivatives not designated as a hedge instrument

		Fair Value
Asset Derivatives	Balance Sheet Location	December 31, 2013	December 31, 2012
Foreign currency Exchange Contract	Prepaid expense and other	$40	$137

Liabilities Derivatives
Foreign currency Exchange Contract	Accrued expense	$(37)	$(13)

Total derivatives designated as a hedge instrument

		Fair Value
Asset Derivatives	Balance Sheet Location	December 31, 2013	December 31, 2012
Foreign currency Exchange Contract	Prepaid expense and other	$—	$—

Liabilities Derivatives
Foreign currency Exchange Contract	Accrued expense	$(10)	$—

The following tables provide the effect of derivative instruments on the Consolidated Statement of Income for 2013, 2012 and 2011:

Derivatives not designated as Hedge Instrument	Location of gain or (loss) recognized in Income Statement	Gain or (loss)
		2013	2012	2011
Forward currency contracts	Foreign currency transaction gains (losses)	$(178)	$5	$(17)

Derivatives designated as Hedge Instrument	Location of gain or (loss) recognized in Income Statement	Gain or (loss)

		2013	2012	2011
Forward currency contracts	Net revenue	$(30)	$71	$100

The following table shows the beginning and ending amounts of gains and losses related to hedges which have been included in Other Comprehensive Income and related activity net of income taxes for December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Beginning balance gain (loss), net of income taxes	$—	$(26)
Amounts recorded in OCI net of gain (loss), net of income taxes	(28)	74
Amount reclassified to income, loss (gain), net of income taxes	21	(48)

Ending balance gain (loss), net of income taxes	$(7)	$—

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

As of December 31, 2013, the Company has a receivable for future minimum lease payments of $326.

Note 9. Inventory

The components of inventory at December 31 are summarized as follows:

	2013	2012
Raw materials and purchased parts	$48,537	$43,207
Work in process	9,807	9,465
Finished goods and replacement parts	14,390	8,618

Inventories, net	$72,734	$61,290

The Company has established reserves for obsolete and excess inventory of $747 and $700 for the years ended December 31, 2013 and 2012, respectively.

Note 10. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	2013	2012
Land	$763	$763
Buildings	8,342	8,342
Machinery and equipment	7,681	6,017
Furniture and fixtures	719	466
Leasehold improvements	804	717
Computer software & equipment	1,250	940
Motor vehicles	411	161
Construction in progress	128	34

Totals	20,098	17,440
Less: accumulated depreciation	(8,955)	(7,143)

Net property and equipment	$11,143	$10,297

Depreciation expense was $1,627 (net of $380 amortization of deferred gain on building), $1,401 (net of $380 amortization of deferred gain on building), and $1,284 (net of $380 amortization of deferred gain on building) in 2013, 2012, and 2011, respectively. See Note 14 for information regarding capital leases.

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

Intangible assets were comprised of the following as of December 31, 2013 and 2012:

	2013	2012	Useful Lives
Patented and unpatented technology	$13,734	$13,154	7-10 years
Amortization	(8,774)	(7,429)
Customer relationships	15,540	10,089	10-20 years
Amortization	(4,005)	(3,303)
Trade names and trademarks	9,118	7,314	25 years - Indefinite
Amortization	(1,621)	(1,383)
Non-competition agreements	50	—	2-5 years
Amortization	(6)	—
Customer backlog	469	473	< 1 year
Amortization	(469)	(473)

Total Intangible assets	24,036	18,442

Amortization expense was $2,318, $2,097 and $2,052 for the periods ended December 31, 2013, 2012 and 2011, respectively.

Estimated amortization expense for the next five years and subsequent is as follows:

Amount
2014	2,632
2015	2,628
2016	2,141
2017	1,599
2018	1,487
And subsequent	10,419

Total intangibles currently to be amortized	$20,906

Changes in the Company’s goodwill by business segment were as follows:

	Equipment Lifting Segment	Equipment Distribution Segment	Total
Balance December 31, 2011	$14,992	$275	$15,267
Effect of change in exchange rates	16	—	16

Balance December 31, 2012	15,008	275	15,283

Goodwill for Sabre acquisition	4,592	—	4,592
Goodwill for Valla acquisition	2,454	—	2,454
Effect of change in exchange rates	37	—	37

Balance December 31, 2013	$22,091	$275	$22,366

Note 12. Accrual Detail

	As of December 31,
	2013	2012
Accrued expenses:
Accrued payroll	$2,037	$1,084
Accrued employee benefits	24	261
Accrued bonuses	1,998	1,838
Accrued vacation expense	888	384
Accrued deferred interest income	—	33
Accrued insurance premiums	—	266
Accrued interest	237	148
Accrued commissions	532	617
Accrued expenses—other	306	624
Accrued warranty	1,070	988
Accrued income taxes	473	1,160
Accrued taxes other than income taxes	1,087	242
Accrued product Liability and workers compensation claims	202	87
Accrued liability on forward currency exchange contracts	40	13

Total accrued expenses	$8,894	$7,745

Note 13. Revolving Term Credit Facilities and Debt

On August 19, 2013, the Company together with its U.S. and Canadian subsidiaries entered into a new credit agreement (“Credit Agreement”) with Comerica Bank (“Comerica”) and certain other lenders, who become participants under the credit agreement. The Credit Agreement provides the Company with up to $64,000 of financing (“Financing”) comprised of (a) a $40,000 Senior Secured Revolving Credit Facility to the U.S. Borrowers (“U.S. Revolver”), (b) a $15,000 Secured Term Loan to the U.S. Borrowers (“Term Loan”) and (c) a $9,000 (or the Canadian dollar equivalent amount) Senior Secured Revolving Credit Facility to the Canadian Borrower (“Canadian Revolver”). The three aforementioned credit facilities each mature on August 19, 2018. The Financing replaces all of the existing credit facilities between the Company and its subsidiaries and Comerica, except for the Manitex Liftking ULC’s Specialized Canadian Export Facility.

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

In connection with the Financing, the Company paid fees and expenses of $1,088 which are being expensed over the life of the loan.

U.S. Revolver

At December 31, 2013, the Company had drawn $29,219 under the $40 million U.S. Revolver. The U.S. Revolver bears interest, at the Company’s option at the base rate plus a spread or an adjusted LIBOR rate plus a spread. The base rate is the greater of the bank’s prime rate, the federal funds rate plus 1.00% or the 30 day LIBOR rate Adjusted Daily plus 1.00%. For the U.S. Revolver the interest rate spread for Base Rate is between 1.625% and 2.250% and for LIBOR the spread is between 2.265% and 3.250% in each case with the spread being based on the consolidated total debt to consolidated adjusted EBITDA ratio, as defined in the Credit Agreement, for the preceding twelve months. The base rate and LIBOR spread is currently 2.00% and 3.00%, respectively. Funds borrowed under the LIBOR options can be borrowed for periods of one, two, three or six months.

The $40,000 U.S. Revolver is a secured financing facility under which borrowing availability is limited to existing collateral as defined in the agreement. The maximum amount available is limited to (1) the sum of 85% of eligible receivables, (2) the lesser of 50% of eligible inventory or $18,000, (3) the lesser of 80% of used equipment purchased for resale or rent or $2,000 reduced by (4) outstanding standby letter or credits issued by the bank. At December 31, 2013, the maximum the Company could borrow based on available collateral was capped at $34,744.

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

Canadian Revolver

At December 31, 2013, the Company had drawn $8,086 under the Canadian Revolver. The Company is eligible to borrow up to $9,000. The maximum amount available is limited to the sum of (1) 85% of eligible receivables plus (2) 30% of eligible work-in-process inventory not to exceed $850 and (3) 50% of eligible inventory excluding work in process inventory. Under the agreement, total inventory collateral, however, cannot exceed $5,500. At December 31, 2013, the maximum the Company could borrow based on available collateral was $8,237. The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets. The Company can borrow in either U.S. or Canadian dollars. For the Canadian Revolver, the interest rate spread for U.S. prime based borrowing is between 0.00% and 0.25% and for Canadian prime based borrowings the interest rate spread is between 0.00% and 0.75%, in each case with the spread being based on the consolidated total debt to consolidated adjusted EBITDA ratio, as defined in the Credit Agreement, for the preceding twelve months. As of December 31, 2013 the spread on U.S. Prime based borrowing and Canadian Prime based borrowings was 0.00% and 0.25%, respectively.

Under the Credit Agreement, the banks are also paid 0.50% annual facility fee payable in quarterly installments.

Term Loan

The $15,000 borrowed as a Secured Term Loan under the new financing agreement referred to above has been repaid in its entirety as of December 31, 2013.

Specialized Export Facility

The Canadian Revolving Credit facility contains an additional $3,000 Specialized Export Facility that matures on July 1, 2015. Borrowings under the Specialized Export Facility are guaranteed by the Company and Export Development Canada (“EDC”), a corporation established by an Act of Parliament of Canada. Under the Export Facility Liftking can borrow 90% of the total cost of material and labor incurred on export contracts which are subject to the EDC guarantee. The EDC guarantee, which expires on July 1, 2015, is issued under their export guarantee program and covers certain goods that are to be exported from Canada. At December 31, 2013, the maximum the Company could have borrowed based upon available collateral under the Specialized Export Facility was $3,000. Under this facility, the Company can borrow either Canadian or U.S. dollars.

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

At December 31, 2013, the Company had outstanding borrowing in connection with the Specialized Export Facility of $2,707.

Note Payable—Terex

At December 31, 2013, the Company has a note payable to Terex Corporation with a remaining balance of $750. The note was issued in connection with the purchase of substantially all of the domestic assets of Crane & Machinery, Inc. (“Crane”) and Schaeff Lift Truck, Inc., (“Schaeff”). The note provides bears interest at 6% annually and is payable quarterly. Terex has been granted a lien on and security interest in all of the assets of the Company’s Crane & Machinery Division as security against the payment of the note.

The Company has three remaining principal payments of $250 due on March 1, 2014, March 1, 2015 and March 1, 2016. As long as the Company’s common stock is listed for trading on the NASDAQ or another national stock exchange, the Company may opt to pay up to $150 of each annual principal payment in shares of the Company’s common stock having a market value of $150.

Load King Debt

In November 2011, the Company’s Load King Subsidiary used its manufacturing facility as collateral to secure mortgage financing with BED (South Dakota Board of Economic Development) and bank. Load King pledged its equipment to the bank to secure additional term debt (“Equipment Note”). The funds received in connection with the above borrowing were used to repay a promissory note to Terex Corporation (“Terex”), which was issued in connection with the Load King acquisition. The BED Mortgage, the bank mortgage and the Equipment Note, which are all guaranteed by the Company, have outstanding balances as of December 31, 2013 of $790, $809 and $299, respectively.

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

Sabre note payable

At December 31, 2013, Sabre had a note payable with a balance of $20 which bears interest at approximately 11.8% and matures on September 1, 2014. Under the terms of the note, Sabre is required to make monthly payments of $1 which includes accrued interest.

CVS Short-Term Working Capital Borrowings

At December 31, 2013, CVS had established demand credit facilities with ten Italian banks. Under the facilities, CVS can borrow up to €135 ($186) on an unsecured basis and up to an additional €8,258 ($11,382) as advances against orders, invoices and letters of credit. The Company has granted guarantees in respect to available credit facilities in the amount of €5,193 ($7,204). The maximum amount outstanding is limited to 80% of the assigned accounts receivable if there is an invoice issued or 50% if there is an order/contract issued. The banks will evaluate each request to borrow individually and determine the allowable advance percentage and interest rate. In making its determination the bank considers the customer’s credit and location of the customer.

At December 31, 2013, the banks had advanced CVS €4,735 ($6,526), at variable interest rates which currently range from 2.12% to 5.97%. At December 31, 2013, the Company has guaranteed €3,093 ($5,380) of CVS’s outstanding debt. Additionally, the banks had issued performance bonds which total €543 ($748) which are also guaranteed by the Company.

Acquisition note—Valla

In connection with the acquisition, the Company has a note with a stated interest rate of 5% in the amount of $200 payable to the sellers. The note is payable in two installments of $100 payable on December 31, 2015 and 2016.

The fair value of the promissory note was calculated to equal the present value of future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of 1.5% was determined to be the appropriate rate following an assessment of the risk inherent in the debt issued and the market rate for debt of this nature using corporate credit ratings. The difference of $28 between face amount of the promissory note and its fair value is being amortized over the life of the note and recorded as a reduction of interest expense.

As of December 31, 2013, the note had remaining principal balance of $228.

Note 14. Leases

Capital leases

Georgetown facility

The Company has a twelve year lease which expires in April 2018 that provides for monthly lease payments of $74 for its Georgetown, Texas facility. The lease has been classified as a capital lease. At December 31, 2013, the outstanding capital lease obligation is $2,681.

Winona facility

The Company has a five year lease which expires in July 10, 2014 that provides for monthly lease payments of $25 for its Winona, Minnesota facility. At the conclusion of the lease, the Company has an option to purchase the facility for $500 by giving notice to Landlord of its intent to purchase the Facility. The Landlord must receive such notice at least three months prior to end of the Lease term. At December 31, 2013, the Company has outstanding capital lease obligation of $637.

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

The following is a summary of inventory held for sale which was financed under equipment capital lease agreements:

	Amount Borrowed	Repayment Period	Amount of Monthly Payment	Balance As of December 31, 2013
New equipment	$225	60	$4	$155
Used equipment	$1,754	36	$53	$1,190

Total	$1,979		$57	$1,345

The Company has three additional small capital leases. As of December 31, 2013, the capitalized lease obligation in aggregate related to the three leases was $133.

Future Minimum Lease Payments are:

Years	Operating Leases	Capital Leases
2014	$1,486	$2,320
2015	885	1,306
2016	878	1,307
2017	304	607
2018	16	607
Subsequent	—	—

Total Minimum Lease Payments	$3,569	6,147

Less: imputed interest		(1,351)

Present value of minimum lease payment		$4,796

Capital Item—as of or for the year ended December 31, 2013	Cost	Accumulated Depreciation	Depreciation Expense	Interest Expense
Building—Georgetown, TX	$4,913	$3,114	$35	$457
Land & Building—Winona, MN	1,700	254	57	47
Other Capitalized leases	178	39	14	3

Totals	$6,791	$3,407	$106	$507

Capital Item—as of or for the year ended December 31, 2012	Cost	Accumulated Depreciation	Depreciation Expense	Interest Expense
Building—Georgetown, TX	$4,913	$2,699	$35	$495
Land & Building—Winona, MN	1,700	198	57	62
Other Capitalized leases	51	25	7	2

Totals	$6,664	$2,922	$99	$559

Sales and Leaseback—In accordance with ASC 840-40 Sales- Leaseback Transaction, at December 31, 2013 and 2012, the Company has deferred gain of $1,648 and $2,028, respectively, related to the sale and leaseback of Georgetown operating facilities. The deferred gain is being amortized over the life of the lease which reduces depreciation expense $380 annually.

Operating leases

The Company leases its Woodbridge, Ontario facility under an operating lease. Monthly payments under the lease are $40. The lease expires on November 29, 2014. The Company has an option to renew the lease for an additional five years at a rent which is mutually agreed. In the event that the parties cannot agree the lease has an arbitration provision. Total rent expense related to this lease was $489, $483 and $492 for the year ended December 31, 2013, 2012 and 2011, respectively.

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

The Company has the option to purchase the building by giving the landlord written notice at any time prior to the date that is 180 days prior to the expiration of the lease or any extension period. The landlord can require the Company to purchase the building if a change of Control Event, as defined in the lease, occurs by giving written notice to the Company at any time prior to the date that is 180 days prior to the expiration of the lease or any extension period. The purchase price, regardless whether the purchase is initiated by the Company or the landlord, will be the Fair Market Value as of the closing date of said sale. Rent expense for the current and former Bridgeview facility was $251, $247 and $240 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The Company leases its Knox, Indiana facility under two operating leases. The leases which expire on August 19, 2020 provides for initial monthly rents of $11 and $3, respectively. The leases contain a rental escalation clause under which annual rent is increased during the lease term by the lesser of the increase in the Consumer Price Increase or 2.0%. The Company is also responsible for all the associated operations expenses, including insurance, property taxes, and repairs. The Company has an option to extend the leases for an additional five year period. The Company has the right to purchase the facility at a negotiated price any time during the lease period. If the parties are unable to agree on purchase price, the purchase price under the terms of the lease will be the average of two appraisals of the premises performed by independent third-party appraisers, one selected by the landlord and on selected by the Company.

The Company leases its facility in Via Piacenza, Italy under an operating lease. The lease is a six year lease that expires on November 30, 2019. The Company has the option after two years to terminate the lease on the signing anniversary by giving the lessor at least 90 day notice. The annual rent, which is paid in two semi-annual installments, is $86, $100 and $103 for the first, second and third year, respectively. After the third year, the lease provides for an annual rent increase. The rent is increase by seventy-five percent of the increase in the ISTAT index for families of workers and employees.

The Company has various operating equipment leases with monthly payments ranging from less than $1 to $4 with various expiration dates through 2017. Total rent expense under these additional leases was $138, $272, and $199 for the years ended December 31, 2013, 2012, and 2011.

Note 15. Income Taxes

Information pertaining to the Company’s income before income taxes is as follows:

	Year ended December 31,
	2013	2012	2011
Income before income taxes:
Domestic	$14,659	$11,316	$3,460
Foreign	(212)	582	753

Total net income before income taxes	$14,447	$11,898	$4,213

Information pertaining to the Company’s provision (benefit) for income taxes is as follows:

	Year ended December 31,
	2013	2012	2011
Provision (benefit) for income taxes:
Current:
Federal	$4,246	$2,784	$(35)
State and local	50	227	52
Foreign	132	535	332

	4,428	3,546	349
Deferred:
Federal	(94)	670	1,077
State and local	64	(378)	(7)
Foreign	(129)	(18)	14

	(159)	274	1,084

Total provision for income taxes	$4,269	$3,820	$1,433

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2013	2012
Deferred tax assets:
Current:
Accrued expenses and other liabilities	$1,132	$1,166
Net operating losses	139	—
Long-term:
Other liabilities	458	455
Deferred gain	594	703
State net operating loss carryforwards	—	7
Tax credit carryforwards	847	883
Unrealized foreign currency loss	219	211

Total deferred tax asset	3,389	3,425
Valuation allowance	—	—

Total deferred tax asset net of valuation allowance	3,389	3,425
Deferred tax liabilities:
Long-term:
Property, plant and equipment	558	542
Intangibles	3,516	3,727

Total deferred tax liability	4,074	4,269

Net deferred tax liability	$(685)	$(844)

The Company has not provided for the United States income or the foreign withholding taxes on the undistributed earnings of its subsidiaries operating outside of the United States. It is the Company’s intention to reinvest those earnings permanently, and accordingly, it is not practicable to estimate the amount of tax that might be payable.

The effective tax rate before income taxes varies from the current U.S. federal statutory income tax rate as follows:

	Year ended December 31,
	2013	2012
Statutory rate	35.00%	34.00%
State and local taxes	0.72	0.39
Permanent differences	-3.08	-2.42
Tax credits	-3.59	-3.34
Foreign operations	0.54	2.69
Uncertain tax positions	-0.47	1.23
Other	0.43	-0.44

	29.55%	32.11%

As of December 31, 2013, the Company has approximately $1,300 of Texas Temporary Margin Tax Credit that may be utilized through 2026. The Company has reflected a deferred tax asset in the table above of $847, net of the federal tax impact.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, is as follows:

	2013	2012
Balance at January 1	$335	$152
Increases in tax positions for prior years	93	219
Decreases in tax positions for prior years	(178)	(36)
Settlements	—	—

Balance at December 31	$250	$335

Of the amounts reflected in the above table at December 31, 2013, the entire amount would reduce the Company’s annual effective tax rate if recognized. The Company had approximately $44 of accrued interest as of December 31, 2013. The Company records accrued interest related to income tax matters in the provision for income taxes in the accompanying consolidated statement of income. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company files income tax returns in the United States, Canada and Italy as well as various state and local tax jurisdictions with varying statutes of limitations. The 2010 through 2013 tax years generally remain subject to examination by federal, foreign and most state tax authorities.

Note 16. Supplemental Cash Flow Disclosures

Interest received and paid, income taxes paid and non-cash transactions incurred during the years ended December 31, 2013, 2012, and 2011 were as follows:

	2013	2012	2011
Non-Cash Transactions:
Acquisition note—CVS	$—	$—	$2,870
Acquisition deferred payments—CVS	—	—	85
Capital leases	813	1,166	—
Issuance of stock in connection with carry deck crane assets (see Note 20)	—	200	—
Issuance of stock in connection with a Sabre acquisition (see Note 20)	1,000	—	—
Valla working capital	2,173	—	—
Acquisition note—Valla (see Note 20)	228	—	—
Contingent consideration—Valla (see Note 20)	250	—	—
Issuance of stock in connection with a cashless warrant exercise	—	986	—
Repurchase of stock in connections with cashless warrant exercise	—	(754)	—
Transfer of warrant to capital stock upon exercise of cashless warrant	—	(232)	—
Legal settlement (see Note 25)	—	—	1,183

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

The amount paid in matching contributions by the company for 2013 was $271 compared to $187 for the comparable period in 2012.

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

The following table summarizes the changes in product warranty liability:

	2013	2012
Balance January 1,	$988	$698
Business Acquired	10	—
Accrual for warranties issued during the year	2,358	2,270
Warranty services provided	(2,260)	(1,981)
Changes in estimates	(23)	—
Foreign currency translation	(3)	1

Balance December 31,	$1,070	$988

Note 19. Segment Information

The Company operates in two business segments: Lifting Equipment and Equipment Distribution.

The Lifting Equipment segment is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes, predominately through a network of dealers, a diverse group of products that serve different functions and are used in a variety of industries. The Company markets a comprehensive line of boom trucks, a truck crane and sign cranes, a complete line of rough terrain forklifts, including both the Liftking and Noble product lines, as well as special mission oriented vehicles, and other specialized carriers, heavy material handling transporters and steel mill equipment. The Company also manufacturers a number of specialized rough terrain cranes and material handling products, including 15 and 30-ton cab down rough terrain cranes. Company lifting products are used in industrial applications, energy exploration and infrastructure development in the commercial sector and for military applications. The company’s specialized rough terrain cranes primarily serve the needs of the construction, municipality, and railroad industries. Through its Italian subsidiary, the Company manufactures and distributes reach stackers and associated lifting equipment for the global container handling markets. On November 30, 2013, the Company acquired the assets of Valla SpA (“Valla)” located in Piacenza, Italy. Valla offers a full range of mobile cranes from 2 to 90 tons, using electric, diesel, and hybrid power options. Its cranes offer wheeled or tracked, fixed or swing boom configurations, with dozens of special applications designed specifically to meet the needs of its customers. Additionally, the Company manufactures and distributes custom trailers and hauling systems typically used for transporting heavy equipment, the trailer business serves niche markets in the commercial construction, railroad, military, and equipment rental industries through a dealer network. Beginning in August 2013, the Company began to manufacture and market a comprehensive line of specialized trailer tanks for liquid and solid storage and containment. The tank trailers are used in a variety of end markets such as petrochemical, waste management and oil and gas drilling.

The Equipment Distribution segment located in Bridgeview, Illinois, operates as Manitex Valla’s North American sales operation and also distributes Terex rough terrain and truck cranes, Manitex boom trucks and sky cranes, and the PM Group’s knuckle boom cranes. The Equipment Distribution segment predominately sells its products to end users, including the rental market. Its products are used primarily for infrastructure development and commercial constructions, applications include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance. The Equipment Distribution segment supplies repair parts for a wide variety of medium to heavy duty construction equipment and sells both domestically and internationally. The segment also provides repair services in the Chicago area. The North American Equipment Exchange division, (“NAEE”) markets previously-owned construction and heavy equipment, domestically and internationally. This Division provides a wide range of used lifting and construction equipment of various ages and condition, and the Company has the capability to refurbish the equipment to the customers’ specification.

Sabre and Valla results are included in the Company’s results from their respective dates of acquisition August 19, 2013 and November 30, 2013.

The following is financial information for our two operating segments, i.e., Lifting Equipment and Equipment Distribution. The below financial information includes results for each of the above acquisitions from the respective date of acquisition:

	Year ended December 31,
	2013	2012	2011
Net Revenues
Lifting Equipment	$228,772	$188,792	$130,330
Equipment Distribution	16,951	17,090	11,986
Inter-segment elimination	(651)	(633)	(25)

Total	$245,072	$205,249	$142,291

Operating Earnings
Lifting Equipment	$23,311	$19,880	$11,069
Equipment Distribution	628	222	64
Corporate expenses	(6,391)	(5,613)	(4,532)
Elimination of inter-segment profit in inventory	(10)	(30)	—

Total operating income	$17,538	$14,459	$6,601

Total Assets
Lifting Equipment	$170,808	$143,749	$114,133
Equipment Distribution	10,847	7,562	7,333
Corporate	1,075	193	125

Total	$182,730	$151,504	$121,591

Total foreign source net revenue was approximately $95,205, $90,691 and $66,864 for the years ended December 31, 2013, 2012, and 2011, respectively. Total long-lived assets related to the Company’s foreign operations were approximately $8,752 and $5,145 for the years ended December 31, 2013 and 2012, respectively. Information of external net revenues and long lived asset information by country is shown on the below tables:

The following is a summary of goodwill by segment:

	2013	2012
Goodwill—Lifting Equipment Segment
Balance January 1	$15,008	$14,992
Goodwill related to the Sabre acquisition	4,592	—
Goodwill related to the Valla acquisition	2,454	—
Foreign currency translation	37	16

Balance December 31,	22,091	15,008

Goodwill—Equipment Distribution Segment
Balance January 1 and December 31	275	275

Total goodwill at December 31,	$22,366	$15,283

Net Revenues

	2013	2012	2011
United States	$149,867	$114,558	$75,427
Canada	44,568	55,540	30,771
Italy	8,230	11,700	15,861
Turkey	5,280	—	—
Peru	3,849	—	—
South Africa	3,651	—	—
Egypt	3,285	—	—
Australia	4	3,213	—
Korea	—	2,810	3,398
Russia	1,623	2,189	1,369
Germany	3,246	2,041	984
Mexico	5,096	1,867	1,296
Czech Republic	1,804	1,484	—
Brazil	—	1,205	1,443
France	—	810	4,647
United Arab Emirates	1,297	152	1,931
Venezuela	407	1,188	473
Switzerland	—	22	1,134
Other	12,865	6,470	3,557

	$245,072	$205,249	$142,291

Company attributes revenue to different geographic areas based on where items are shipped or services are performed.

Long Lived Assets

	2013	2012
United States	$51,941	$41,582
Canada	925	788
Italy	7,827	4,357

Total Long-Lived Assets	$60,693	$46,727

Long-Lived Assets are based on where the operating unit is domiciled.

Note 20. Asset Purchases

Valla Asset Purchase

On November 30, 2013, CVS Ferrari Srl. (the “Purchaser” or “CVS”), an Italian corporation and a wholly owned subsidiary of the Company completed an Asset Purchase Agreement with Valla SpA (the “Seller”), an Italian based developer of precision pick and carry cranes to acquire substantially all of the Seller’s operating assets and business operations, including the Seller’s accounts receivable, inventory and equipment. Valla develops precision pick and carry cranes with lifting capacities from 2 to 90 tons using electric, diesel and hybrid power options. Its cranes offer wheeled or tracked, fixed or swing boom configurations, with special applications designed specifically to meet the needs of its customers.

The consideration for the Purchase consisted of a note payable to Seller for $200 on (the “Note”) with principal payments of $100 on December 31, 2015 and 2016 and annual interest of 5% and contingent consideration of up to $1,000. The fair value of the purchase consideration was as follows:

	Fair Value Euros	Fair Value U.S. Dollars
Seller note	€165	$228
Contingent consideration	183	250

Total purchase consideration	€348	$478

Seller Note. In connection with the acquisition, the Company issued a note with a stated interest rate of 5% in the amount of $200 payable to the sellers. The note is payable in two installments of $100 payable on December 31, 2015 and 2016.

The fair value of the promissory note is $228 and was calculated to be to equal the present value of future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of 1.5% was determined to be the appropriate rate following an assessment of the risk inherent in the debt issued and the market rate for debt of this nature using corporate credit ratings. The difference $28 between face amount of the promissory note and its fair value is being amortized over the life of the note and is a reduction of interest expense.

Contingent Consideration. In accordance with ASC 805, the acquirer is to recognize the acquisition date fair value of contingent consideration. The agreement has a contingent consideration provision which provides the seller to receive an annual payment equal to 10% of net income for the next eight years, with a maximum annual payment of $125. If 10% of a year’s net income exceeds $125, the excess amounts will be carried over to future years. Any carryovers not paid out after eight years will be forfeited. The agreement has no provision for a carryback for excess earnings in a year. Given the disparity between the income threshold and the Company’s projected financial results, it was determined that a Monte Carlo simulation analysis was appropriate to determine the fair value of contingent consideration. It was determined that the probability weighted average earn out payment is $250. Based thereon, we determined the fair value of the contingent consideration to be $250.

Under the acquisition method of accounting, in accordance ASC 805, Business Combinations, the assets acquired and liabilities assumed are valued based on their estimated fair values as of the date of the acquisition. The excess of the purchase price over the aggregate estimated fair value of net assets acquired was allocated to goodwill. The purchase price allocation is preliminary and is subject to final review. The following table summarizes the acquisition consideration to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Purchase price allocation

	Fair Value Euros	Fair Value U.S. Dollars
Accounts receivable	€730	$999
Inventory	872	1,193
Prepaids	29	41
Property and equipment	155	212
Trade names and trademarks	400	547
Unpatented technology	430	588
Customer relationships	200	273
Goodwill	1,780	2,434
Accounts payable	(1,944)	(2,658)
Working capital borrowings	(1,589)	(2,173)
Accrued expenses	(715)	(978)

	€348	$478

Tangible assets and liabilities: The tangible assets and liabilities were valued at their respective carrying values by Valla, except for certain adjustments necessary to state such amounts at their estimated fair values at acquisition date. Fair market adjustments to fixed assets and inventory that were recorded were not significant.

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

Goodwill: Goodwill represents the excess of total consideration paid and the fair value of net assets acquired. The recognition of goodwill of $2,434 reflects the inherent value in the Valla reputation, which has been built since being founded in 1945 and the prospects for significant future earnings based on Valla’s product line.

For income tax purposes, intangible assets and goodwill will be amortized and will result in future tax deductions.

Acquisition transaction costs: Cost and expenses related to the acquisition have been expensed as incurred and recorded in selling, general and administrative expenses. In connection with the Valla acquisition, the Company incurred legal and accounting fees of $42 and fees for valuation services of $15.

Sabre Asset Purchase

On August 19, 2013, Manitex Sabre, Inc. (the “Purchaser” or “Sabre”), a Michigan corporation and a wholly owned subsidiary of the Company, entered into a purchase agreement (the “Purchase Agreement”) with Sabre Manufacturing, LLC, (the “Seller”), a Knox, Indiana-based manufacturer of specialized tanks, to acquire substantially all of the Seller’s operating assets and business operations, including the Seller’s accounts receivable, inventory and equipment. Sabre tanks are used for above ground liquid and solid storage and containment solutions for a variety of end markets such as petrochemical, waste management and oil and gas drilling.

The fair value of the purchase consideration was $14,000 in total as shown below:

Cash	$13,000
87,928 shares of Manitex International, Inc. common stock	1,000

Total purchase consideration	$14,000

Manitex International Inc. stock. The fair value of the stock consideration was determined to be $1,000 at date of acquisition.

Under the acquisition method of accounting, in accordance ASC 805, Business Combinations, the assets acquired and liabilities assumed are valued based on their estimated fair values as of the date of the acquisition. The excess of the purchase price over the aggregate estimated fair value of net assets acquired was allocated to goodwill. The purchase price allocation is preliminary and is subject to final review of certain receivable and deposit balances. The following table summarizes the preliminary allocation of the Sabre acquisition consideration to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

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

Acquisition transaction costs: Cost and expenses related to the acquisition have been expensed as incurred and recorded in selling, general and administrative expenses. The Company incurred fees of $93 for legal services, $68 for accounting service in connection with the prior year audit of Sabre financial statements and $37 for Valuation services.

The results of the acquired Sabre and Valla operations have been included in our consolidated statement of operations since their respective acquisition date. The results of Sabre and Valla also form part of the segment disclosures for the Lifting Equipment segment.

The following unaudited pro forma information assumes the acquisition of Sabre and Valla occurred on January 1, 2012. The unaudited pro forma results have been prepared for informational purposes only and do not purport to represent the results of operations that would have been had the acquisition occurred as of the date indicated, nor of future results of operations. The unaudited pro forma results for the year ended December 31, 2013 and 2012 are as follows (in thousands, except per share data):

	Year Ended December 31, 2013	Year Ended December 31, 2012
Net revenues	264,242	260,441
Net income	10,586	10,013
Income per share:
Basic	$0.83	$0.83
Diluted	$0.83	$0.83
Weighted average common shares outstanding:
Basic	12,726,853	12,036,284
Diluted	12,773,213	12,045,386

Pro Forma Adjustment Note

Pro forma adjustments were made to give effect to the amortization of intangibles and capitalized bank fees related to term loans recorded as a result of the acquisitions, which would have resulted in $359 and $515 of additional expense in 2013 and 2012, respectively. Pro forma adjustments to record interest expense on term loans would have resulted in $354 and $555 of additional interest expense in 2013 and 2012, respectively. Pro forma adjustments for the difference between historical depreciation and depreciation calculated using the fair market value of the fixed assets acquired and the current useful lives and to write off the fair market inventory adjustment related to beginning inventory as the beginning inventory has been sold resulted in a decrease in expense of $116 in 2013 compared to an increase in expense of $18 in 2012, respectively. Pro forma adjustments for acquisition costs including accounting, legal and consulting fees would have resulted in $256 in a decrease to expense in 2013 compared to an increase in expense of $256 in 2012. Pro forma adjustments were made to record the tax effect of the above entries. The effect of recording pro forma adjustments was to decrease tax expense by $106 and $300 for 2013 and 2012, respectively.

Additionally, the Company recorded a provision for income taxes of $838 and $1,308 on Sabre earnings for 2013 and 2012 respectively. Historically, Sabre did not record income taxes as it was a Sub Chapter S Corporation. Finally, the Company recorded a tax benefit in 2013 of $549 related to Valla operating loss in 2013.

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

Shares Issued

Pursuant to the terms of the agreement, the stock was valued at the average of the closing price for seven days ending on September 13, 2012.

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

At December 31, 2013, 2012 and 2011 the Company had issued and outstanding warrants as follows:

Number of Warrants Shares			Exercise Price	Expiration Date	Reason for Issuance
December 31,
2013	2012	2011
—	—	105,000	$7.18	September 11, 2012	Placement Agent Fee

The following table contains information regarding warrants for the years ended December 31, 2013, 2012, and 2011 respectively:

	2013		2012		2011
	Warrants	Price per Share	Warrants	Price per Share	Warrants	Price per Share
Outstanding on January 1	—		105,000	$7.18	966,500	$4.05-7.18
Exercised	—		(105,000)	$7.18	(266,568)	$4.05-4.25
Cancelled (expired)	—		—		(594,932)	$4.05-7.08
Outstanding on December 31	—		—		105,000	$7.18
Weighted average exercise price	—		—		$7.18
Weighted average remaining life of warrants at December 31	—		—		0.68 years

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

Stock Issuance

Sabre acquisition shares

On August 19, 2013, the Company issued 87,928 shares of common stock. The shares which were part of the consideration paid to the seller in connection with the purchase of the Sabre assets. See Note 20.

Stock issued to employees and Directors

The Company issued shares of common stock to employees and Directors at various times in 2013, 2012 and 2011 as restricted stock units issued under the Company’s 2004 Incentive Plan vested. Upon issuance entries were recorded to increase common stock and decrease paid in capital for the amounts shown below. The following is a summary of stock issuances that occurred during the three year period:

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
March 8, 2013	Employees	27,436	$288
September 12, 2013	Directors	1,667	19
December 31, 2013	Directors	40,803	318

		69,906	$625

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
March 21, 2012	Employees	12,051	$94
March 21, 2012	Directors	6,600	52
December 31, 2012	Directors	11,700	80

		30,351	$226

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
January 1, 2011	Employees	10,000	$38
March 15, 2011	Directors	6,617	37
March 31, 2011	Employees	1,360	6
December 31, 2011	Directors	4,950	28

		22,927	$109

Warrant exercises

On May 18, 2012, the Company issued shares of common stock in connection with a cashless exercise of warrant as detailed below:

Issued Date	Shares Issued	Shares Repurchased	Share Net of Repurchases	Repurchase Price
May 18, 2012	105,000	77,071	27,929	$9.782

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

In connection with the stock issuance, the Company incurred investment banking fees of $776 and legal fees and expenses of approximately $78. The Company’s net cash proceeds after fees and expenses of approximately $13,927 were used to repay debt.

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

Stock Repurchase

The Company purchased shares of Common Stock at various times from certain employees at the closing price on date of purchase. The stock was purchased from the employees to satisfy employees’ withholding tax obligations related to stock issuances described above. The following is a summary of common stock purchased during 2011 and 2013 (no stock purchases occurred in 2012):

Date of Purchase	Shares Purchased	Closing Price on Date of Purchase
December 31, 2013	4,414	$15.88

January 1, 2011	3,065	$3.85

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

The Company awarded under the Amended and Restated 2004 Equity Incentive Plan a total of 114,821; 135,001; and 26,667 restricted stock units to employees and directors during 2013, 2012 and 2011, respectively. The restricted stock units are subject to the same conditions as the restricted stock awards except the restricted stock units will not have voting rights and the common stock will not be issued until the vesting criteria are satisfied.

Compensation expense in 2013, 2012 and 2011 includes $445, $132 and $103 related to restricted stock units, respectively. Compensation expense related to restricted stock units will be $675, $604 and $370 for 2014, 2015 and 2016, respectively.

The following is a summary of restricted stock units that were awarded during 2013, 2012 and 2011:

2013 Grants	Vesting Date	Number of Restricted Stock Units	Closing Price on Date of Grant	Value of Restricted Stock Units Issued
March 8, 2013	March 21, 2012 27,436 units; December 31, 2013 6,600 units; December 31, 2014 6,800 units	40,836	$10.51	$429
June 5, 2013	June 5, 2014 1,141 units; June 5, 2015 1,142 units; June 5, 2016 1,142 units	3,425	$10.45	$36
September 12, 2013	September 21, 2013 1,667 units	1,667	$11.19	$19
December 31, 2013	22,735 units December 31, 2014; 22,735 units December 31, 2015 and 23,423 units December 31, 2016	68,893	$15.88	$1,094

		114,821		$1,578

2012 Grants	Vesting Date	Number of Restricted Stock Units	Closing Price on Date of Grant	Value of Restricted Stock Units Issued
March 21, 2012	March 21, 2012 18,651 units; December 31, 2012 6,600 units; December 31, 2013 6,800 units	32,051	$7.83	$251
December 31, 2012	34,317 units December 31, 2013; 34,317 units December 31, 2014 and 34,316 units December 31, 2015	102,950	$7.14	735

		135,001		$986

2011 Grants	Vesting Date	Number of Restricted Stock Units	Closing Price on Date of Grant	Value of Restricted Stock Units Issued
January 1, 2011	January 1, 2011	10,000	$3.85	$38
March 15, 2011	6,667 units March 15, 2011; 4,950 units December 31, 2011 and 5,000 units December 31, 2012	16,667	$5.56	93

		26,667		$131

The following table contains information regarding restricted stock units for the years ended December 31, 2013, December 31, 2012 and December 31, 2011, respectively:

	Restricted Stock Units
	2013	2012	2011
Outstanding on January 1,	109,750	5,100	1,360
Issued	114,821	135,001	26,667
Vested and issued	(69,906)	(30,351)	(19,862)
Vested—issued and repurchased for income tax withholding	(4,414)	—	(3,065)
Forfeited	(7,400)	—	—

Outstanding on December 31	142,851	109,750	5,100

Note 22. Recent Accounting Guidance

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

Note 23. Contractual Obligations

The following is a schedule as of December 31, 2013 of our long-term contractual commitments, future minimum lease payments under non-cancelable operating lease arrangements and other long-term obligations.

(In thousands)

	Payments due by period
	Total	2014	2015- 2016	2017- 2018	Thereafter
Revolving term credit facilities	$40,013	$2,707	$—	$37,306	$—
CVS working capital borrowing	6,526	6,526	—	—	—
Term loans	2,896	383	1,658	192	663
Operating lease obligations	3,569	1,486	1,763	320	—
Capital lease obligations (3)	6,147	2,320	2,613	1,214	—
Legal Settlement (see Note 25) (3)	1,710	95	190	190	1,235
Purchase obligations (1)	15,038	15,038	—	—	—

Total	$75,899	$28,555	$6,224	$39,222	$1,898

(1)	Except for a very insignificant amount, purchase obligations are for inventory items. Purchase obligations not for inventory would include research and development materials, supplies and services.
(2)

At December 31, 2013, the Company had unrecognized tax benefits of $250 thousand for which the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective tax authority. Thus, these liabilities have not been included in the contractual obligations table. (see Note 15).

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

As of December 31, 2013 the Company had an accounts receivable of $6 and $7 from LiftMaster and SL, respectively and accounts payable of $6 and $796 to BGI, and SL, respectively. As of December 31, 2012 the Company had an accounts receivable of $62 and $69 from LiftMaster and SL, respectively and accounts payable of $869 and $101 to SL and LiftMaster, respectively.

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

	2013	2012	2011
Bridgeview Facility (1)	$251	$247	$240
Sales to:
SL Industries, Ltd	43	65	216
LiftMaster (2)	10	6	6

Total Sales	53	71	222
Inventory Purchases from:
SL Industries, Ltd (3)	5,337	4,592	3,321
LiftMaster (2)	21	24	26
BGI	165	147	197

Total Inventory Purchases	$5,523	$4,763	$3,544
Intangible Asset Purchase (3)
SL Industries Ltd	$—	$339	$—

Total Intangible asset Purchase	$—	$339	$—

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

Note 25. Legal Proceedings and Other Contingencies

The Company is involved in various legal proceedings, including product liability, employment related issues, and workers’ compensation matters which have arisen in the normal course of operations. The Company has product liability insurance with self insurance retention that range from $50 to $500. Certain cases are at a preliminary stage, and it is not possible to estimate the amount or timing of any cost to the Company. However, the Company does not believe that these contingencies, in the aggregate, will have a material adverse effect on the Company.

Additionally, the Company has been named as a defendant in several multi-defendant asbestos related product liability lawsuits. In certain instances, the Company is indemnified by a former owner of the product line in question. In the remaining cases the plaintiff has, to date, not been able to establish any exposure by the plaintiff to the Company’s products. The Company is uninsured with respect to these claims but believes that it will not incur any material liability with respect to these to claims.

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

On May 5, 2011, Company entered into two separate settlement agreements with two plaintiffs. As of December 31, 2013, the Company has a remaining obligation under the agreements to pay the plaintiffs $1,710 without interest in 18 annual installments of $95 on or before May 22 each year. The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total payment will be charged to interest expense over payment period.

It is reasonably possible that the “Estimated Reserve for Product Liability Claims” may change within the next 12 months. A change in estimate could occur if a case is settled for more or less than anticipated, or if additional information becomes known to the Company.

Note 26. Quarterly Financial Data (Unaudited)

Unaudited Quarterly Financial Data

Summarized quarterly financial data for 2013 and 2012 are as follows (in thousands, except per share amounts).

	2013				2012
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net revenues	$59,566	$62,554	$57,521	$65,431	$42,849	$52,496	$53,380	$56,524
Gross Profit	10,236	12,260	11,201	12,779	8,576	10,756	10,810	10,322
Net income	$1,911	$2,655	$2,621	$2,991	$1,251	$2,308	$2,504	$2,014
Earnings per Share
Basic	$0.16	$0.22	$0.21	$0.22	$0.11	$0.20	$0.21	$0.16
Diluted	$0.16	$0.22	$0.21	$0.22	$0.11	$0.20	$0.21	$0.16
Shares outstanding
Basic	12,275,759	12,295,879	12,352,266	13,760,918	11,683,306	11,713,206	12,140,674	12,256,237
Diluted	12,307,792	12,337,493	12,403,665	13,821,352	11,684,829	11,729,360	12,148,776	12,266,867

Results for Sabre and Valla are included in the Company’s results from their respective dates of acquisition which are August 19, 2013 and November 30, 2013, respectively.

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

Under the supervision of, and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. We have excluded Manitex Sabre, Inc. from our assessment of internal control over financial reporting. Manitex Sabre is a wholly owned subsidiary of Manitex International, Inc. whose total revenues and total assets represent approximately 3% and 9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013. Based on our evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that these controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

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

Management’s Assessment

Management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO) in Internal Control—Integrated Framework (1992). In connection with such evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2013, has been audited by UHY LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Bonus Awards

On March 6, 2014, the Compensation Committee of the Board of Directors of the Company recommended to the Board of Directors, that certain bonuses be awarded to key Executive Officers of the Company. The discretionary awards were based on the recognition by the Committee of the superior level of performance and leadership provided by these Executives during 2013, which led to the Company’s improved financial performance for that year. The recommended awards were to the Company’s Chairman and Chief Executive officer, David J. Langevin, in the amount of $390,000, to the Company’s President and Chief Operating Officer, Andrew M Rooke, in the amount of $306,800, to the Company’s President of Manufacturing Operations, Lubomir T Litchev in the amount of $291,200 and to the Company’s Vice President and Chief Financial Officer, David H. Gransee, in the amount of $222,560. The Compensation Committee recommended that fifteen percent of the bonus award be paid in restricted stock awarded under the Company’s 2004 Equity Incentive Plan and that the remainder of the bonus awards be paid in cash. The Board of Directors approved the bonuses recommended by the Compensation Committee.

PART III

Certain information required by Part III is omitted from this Form 10-K as the Company intends to file with the Commission its definitive Proxy Statement for its 2014 Annual Meeting of Shareholders (the “2014 Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2013.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the headings “Nominees to Serve Until the 2015 Annual Meeting,” “Executive Officers of the Company who are not also Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Committee on Directors and Board Governance,” and “Audit Committee” in our 2014 Proxy Statement is incorporated herein by reference.

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

The information under the headings “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” “COMPENSATION DISCUSSION AND ANALYSIS” “EXECUTIVE COMPENSATION,” and “DIRECTOR COMPENSATION” in our 2014 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the headings “Equity Compensation Plan Information” and “PRINCIPAL STOCKHOLDERS” in our 2014 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the headings “Transactions with Related Persons,” “Corporate Governance,” “Compensation Committee,” and “Audit Committee” in our 2014 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the heading “AUDIT COMMITTEE” in our 2014 Proxy Statement is incorporated herein by reference.

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

Dated: March 11, 2014

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

David J. Langevin, Chairman and Chief Executive Officer (Principal Executive Officer)	March 11, 2014

David H. Gransee, Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2014

Ronald M. Clark, Director	March 11, 2014

Robert S. Gigliotti, Director	March 11, 2014

Frederick B. Knox, Director	March 11, 2014

Marvin B. Rosenberg, Director	March 11, 2014

Stephen J. Tober, Director	March 11, 2014

Exhibit Index

Exhibit No.	Description

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

10.5*	Second Amended and Restated Manitex International, Inc. 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed on March 30, 2010).

10.6*	Form of Restricted Stock Unit Award (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 16, 2007).

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

10.12

Commercial lease with Sabre Realty, LLC dated January 1, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed (with respect to Items 1.01, 2.01, 2.03, 3.02, and 9.01) August 20, 2013).

10.13

Commercial lease with Brave New World Realty, LLC dated August 29, 2011 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed (with respect to Items 1.01, 2.01, 2.03, 3.02, and 9.01) August 20, 2013).

10.14

First Amendment to Commercial lease with Brave New World Realty, LLC dated August 19, 2013 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed (with respect to Items 1.01, 2.01, 2.03, 3.02, and 9.01) August 20, 2013).

10.15	Amendment No. 1 to Amended and Restated Letter Agreement dated December 23, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 5, 2013).

10.16	Amended and Restated Specialized Equipment Facility Master Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 5, 2013).

10.17	Reaffirmation of Manitex International, Inc. Guaranty (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 5, 2013).

10.18

Reaffirmation of Manitex, LLC Guaranty (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 5, 2013). 10.5 Declaration of Borrower (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 5, 2013).

10.19	Guarantor Waiver executed by Manitex International, Inc. and Manitex, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 5, 2013).

10.20	Acknowledgement of Manitex International, Inc. and Manitex, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed February 5, 2013).

10.21	Amendment dated April 3, 2013 to Master Revolving Note dated June 29, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-K filed April 8, 2013).

10.22

First Amendment to the Second Amended and Restated Manitex International, Inc. 2004 Equity Incentive Plan. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q August 7, 2013).

10.23

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

Exhibit No.	Description

10.24

Guaranty dated August 19, 2013 of Manitex International, Inc., Manitex, Inc., Manitex Sabre, Inc., Badger Equipment Company, Manitex Load King, Inc., Liftking , Inc. and Manitex, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed (with respect to Items 1.01, 1.02, 2.03, and 9.01) August 20, 2013).

10.25

Security Agreement dated August 19, 2013 by and among Manitex International, Inc., Manitex, Inc., Manitex Sabre, Inc., Badger Equipment Company, Manitex Load King, Inc., Liftking, Inc. and Manitex, LLC and Comerica Bank, as Agent (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed (with respect to Items 1.01, 1.02, 2.03, and 9.01) August 20, 2013).

10.26

Security Agreement dated August 19, 2013 between Manitex Liftking, ULC and Comerica Bank, as Canadian Agent (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed (with respect to Items 1.01, 1.02, 2.03, and 9.01) August 20, 2013).

10.27

First Amendment, dated as of October 15, 2013, to the Credit Agreement, dated as of August 19, 2013 by and among Manitex International, Inc. and certain of its subsidiaries, and Comerica Bank and certain other lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 18, 2013).

10.28

First Amendment, dated as of October 15, 2013, to the Security Agreement, dated as of August 19, 2013 by and among Manitex International, Inc. and certain of its subsidiaries, and Comerica Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 18, 2013).

10.29

Second Amended and Restated Letter Agreement between Manitex Liftking, ULC and Comerica Bank dated November 13, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 14, 2013).

10.30

Second Amended and Restated Specialized Equipment Export Facility Master Revolving Note between Manitex Liftking, ULC and Comerica Bank dated November 13, 2013 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 14, 2013).

10.31

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

10.33

Master Revolving Note in the principal amount of $500,000 dated May 5, 2010, between Manitex International, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August May 11, 2010).

10.34

Amendment No. 1, dated August 10, 2012, to Master Revolving Note in the principal amount of $500,000 dated May 5, 2010, between Manitex International, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 13, 2012).

10.35	Letter agreement dated May 5, 2010, between Manitex International, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 11, 2010).

10.36

Amendment effective as of June 29, 2011 to the Letter Agreement dated May 5, 2010 between Manitex International, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on July 1, 2011).

Exhibit No.	Description

10.37

Comerica Bank Foreign Currency Exchange Master Agreement, dated September 7, 2007, between Veri-Tek International, Corp. (now known as Manitex International, Inc.) and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 14, 2007).

10.38

Specialized Equipment Export Facility Master Revolving Note for $2.0 million dated December 23, 2011, between Manitex Liftking, ULC and Comerica Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 30, 2011).

10.39

Manitex International, Inc. Guarantee dated as of December 23, 2011 in favor of Comerica Bank related to indebtedness of Manitex Liftking, ULC Specialized Equipment Export Facility (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on December 30, 2011).

10.40

Manitex, LLC Guarantee dated as of December 23, 2011, in favor of Comerica Bank related to indebtedness of Manitex Liftking, ULC Specialized Equipment Export Facility (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on December 30, 2011).

10.41	Manitex International, Inc. Waiver issued to Export Development Canada dated December 9, 2011 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on December 30, 2011).

10.42	Manitex, LLC Waiver issued to Export Development Canada dated December 9, 2011 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on December 30, 2011).

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

10.49

Restructuring Agreement, dated October 6, 2008, by and among Terex Corporation, Crane & Machinery, Inc., and Manitex International, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 10, 2008).

Exhibit No.	Description

10.50

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

10.53

Master Revolving Note in the principal amount of $1.0 million dated June 29, 2011 by and between, and between Manitex International, Inc. and Comerica Bank (incorporated by reference to Exhibit 10-6 to the Current Report on Form 8-K filed on July 1, 2011).

10.54

Guaranty of Manitex International, Inc. dated June 29, 2011 that guarantees Manitex, Inc. indebtedness to Comerica Bank (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on July 1, 2011).

10.55

Guaranty of Manitex International, Inc. dated June 29, 2011 that guarantees Manitex Liftking, ULC indebtedness to Comerica Bank (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on July 1, 2011).

10.56

Guaranty of Badger Equipment Company and Manitex Load King, Inc. dated June 29, 2011 that guarantees Manitex, Inc. and Manitex International, Inc. indebtedness to Comerica Bank (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on July 1, 2011).

10.57

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

10.61

Promissory Note in the principal amount of $857,500 dated November 2, 2011, between Manitex Load King, Inc. and the South Dakota Board of Economic Development (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 8, 2011).

10.62

Mortgage—One Hundred Eighty Day Redemption dated November 2, 2011, between Manitex Load King, Inc. and the South Dakota Board of Economic Development (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 8, 2011).

10.63

Guaranty Agreement dated November 2, 2011, between the State of South Dakota Board of Economic Development and Manitex International, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on November 8, 2011).

Exhibit No.		Description

10.64	*

Employment Agreement dated November 2, 2011, between the State of South Dakota Board of Economic Development and Manitex Load King, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on November 8, 2011).

10.65

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

10.71

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

101

The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the fiscal years ended December 31, 2013, 2012 and 2011, (ii) Consolidated Balance Sheets as of December 31, 2013 and 2012, (iii) Consolidated Statements of Shareholders Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Denotes a management contract or compensatory plan or arrangement.

(1)	Filed herewith.