Form 10-Q
period 2014-03-31
Manitex International, Inc.
filed 2014-05-09
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of the registrant’s common stock, no par, outstanding at May 7, 2014 was 13,822,169

MANITEX INTERNATIONAL, INC.

FORM 10-Q INDEX

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	Unaudited	Unaudited
ASSETS
Current assets
Cash	$1,050	$6,091
Trade receivables (net)	43,282	38,170
Accounts receivable finance	272	326
Other receivables	2,089	1,541
Inventory (net)	74,895	72,734
Deferred tax asset	1,272	1,272
Prepaid expense and other	1,854	1,669

Total current assets	124,714	121,803

Total fixed assets (net)	10,706	11,143
Intangible assets (net)	23,360	24,036
Deferred tax asset	2,111	2,117
Goodwill	22,511	22,514
Other long-term assets	975	1,031

Total assets	$184,377	$182,644

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable—short term	$8,158	$6,910
Revolving credit facilities	1,834	2,707
Current portion of capital lease obligations	1,772	1,812
Accounts payable	27,885	24,974
Accounts payable related parties	419	789
Accrued expenses	6,902	8,808
Other current liabilities	2,573	1,930

Total current liabilities	49,543	47,930

Long-term liabilities
Revolving term credit facilities	35,994	37,306
Deferred tax liability	4,076	4,074
Notes payable	2,234	2,512
Capital lease obligations	2,676	2,984
Deferred gain on sale of building	1,553	1,648
Other long-term liabilities	1,204	1,199

Total long-term liabilities	47,737	49,723

Total liabilities	97,280	97,653

Commitments and contingencies
Shareholders’ equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at March 31, 2014 and December 31, 2013	—	—
Common Stock—no par value 20,000,000 shares authorized, 13,822,169 and 13,801,277 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	68,888	68,554
Paid in capital	1,370	1,191
Retained earnings	16,734	14,857
Accumulated other comprehensive income	105	389

Total shareholders’ equity	87,097	84,991

Total liabilities and shareholders’ equity	$184,377	$182,644

The accompanying notes are an integral part of these financial statements.

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for share and per share data)

	Three Months Ended March 31,
	2014	2013
	Unaudited	Unaudited
Net revenues	$62,576	$59,566
Cost of sales	50,972	49,330

Gross profit	11,604	10,236
Operating expenses
Research and development costs	720	812
Selling, general and administrative expenses	7,273	6,167

Total operating expenses	7,993	6,979

Operating income	3,611	3,257
Other income (expense)
Interest expense	(805)	(593)
Foreign currency transaction (loss)	(11)	(63)
Other (expense)	(13)	(4)

Total other Income (expense)	(829)	(660)

Income before income taxes	2,782	2,597
Income tax	905	686

Net income	$1,877	$1,911

Earnings Per Share
Basic	$0.14	$0.16
Diluted	$0.14	$0.16
Weighted average common shares outstanding
Basic	13,807,312	12,275,759
Diluted	13,840,506	12,307,792

The accompanying notes are an integral part of these financial statements.

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended March 31,
	2014	2013
	Unaudited	Unaudited
Net income	$1,877	$1,911
Other comprehensive income (loss)
Foreign currency translation adjustments	(291)	(349)
Derivative instrument fair market value adjustment—net of income taxes	7	—

Total other comprehensive loss	(284)	(349)

Comprehensive income	$1,593	$1,562

The accompanying notes are an integral part of these financial statements.

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2014	2013
	Unaudited	Unaudited
Cash flows from operating activities:
Net income	$1,877	$1,911
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	1,111	864
Changes in allowances for doubtful accounts	(7)	(3)
Changes in inventory reserves	(99)	(60)
Deferred income taxes	1	1
Stock based compensation	513	371
Reserves for uncertain tax provisions	5	12
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5,639)	(3,320)
(Increase) decrease in accounts receivable finance	53	73
(Increase) decrease in inventory	(2,747)	(1,933)
(Increase) decrease in prepaid expenses	(193)	(883)
(Increase) decrease in other assets	56	18
Increase (decrease) in accounts payable	2,614	1,478
Increase (decrease) in accrued expense	(1,888)	(1,079)
Increase (decrease) in other current liabilities	642	48

Net cash used for operating activities	(3,701)	(2,502)

Cash flows from investing activities:
Purchase of property and equipment	(126)	(422)

Net cash used for investing activities	(126)	(422)

Cash flows from financing activities:
(Repayments) borrowing on revolving term credit facilities	(1,773)	1,651
Net borrowings on working capital facilities	780	1,397
New borrowings—notes payable	677	809
Note payments	(483)	(268)
Payments on capital lease obligations	(348)	(252)

Net cash (used for) provided by financing activities	(1,147)	3,337

Net (decrease) increase in cash and cash equivalents	(4,974)	413
Effect of exchange rate change on cash	(67)	(182)
Cash and cash equivalents at the beginning of the year	6,091	1,889

Cash and cash equivalents at end of period	$1,050	$2,120

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

CVS Ferrari, slr (“CVS”) designs and manufactures a range of reach stackers and associated lifting equipment for the global container handling market, are sold through a broad dealer network. On November 30, 2013, CVS acquired the assets of Valla SpA (“Valla”) located in Piacenza, Italy. Valla offers a full range of precision pick and carry cranes from 2 to 90 tons, using electric, diesel, and hybrid power options. Its cranes offer wheeled or tracked, and fixed or swing boom configurations, with special applications designed specifically to meet the needs of its customers.

On August 19, 2013, Manitex Sabre, Inc. (“Sabre”) acquired the assets of Sabre Manufacturing, LLC. Sabre, which is located in Knox, Indiana, manufactures a comprehensive line of specialized mobile tanks for liquid and solid storage and containment solutions with capacities from 8,000 to 21,000 gallons. Its mobile tanks are sold to specialized independent tank rental companies and through the Company’s existing dealer network. The tanks are used in a variety of end markets such as petrochemical, waste management and oil and gas drilling.

Equipment distribution segment

The Equipment Distribution segment located in Bridgeview, Illinois operates as Manitex Valla North America sales organization and is a distributor of Terex rough terrain and truck cranes, PM knuckle boom cranes and Manitex’s products. The Equipment Distribution segment predominately sells its products to end users, including the rental market. Its products are used primarily for infrastructure development and commercial construction applications include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance. The Equipment Distribution segment supplies repair parts for a wide variety of medium to heavy duty construction equipment and sell both domestically and internationally. The segment also provides repair services in the Chicago area. The North American Equipment Exchange division, (“NAEE”), markets previously-owned construction and heavy equipment, domestically and internationally. This Division provides a wide range of used lifting and construction equipment of various ages and condition, and the Company has the capability to refurbish the equipment to the customers’ specification.

2. Basis of Presentation

The accompanying consolidated financial statements, included herein, have been prepared by the Company without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed) necessary for a fair presentation of the Company’s financial position as of March 31, 2014, and results of its operations and cash flows for the periods presented. The consolidated balances as of December 31, 2013 were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the year.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amounts the Company’s customers are invoiced and do not bear interest. Accounts Receivable is reduced by an allowance for amounts that may become uncollectible in the future. The Company’s estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where the Company has information that the customer may have an inability to meet its financial obligations. The Company had allowances for doubtful accounts of $333 at March 31, 2014 and December 31, 2013, respectively.

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

Sabre and Valla results are included in the Company’s results from their respective dates of acquisition of August 19, 2013 and November 30, 2013.

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

The consideration for the Purchase consisted of a note payable to Seller for $200 (the “Note”) with principal payments of $100 on December 31, 2015 and 2016 and annual interest of 5% and contingent consideration of up to $1,000. The fair value of the purchase consideration was as follows:

	Fair Value Euros	Fair Value U.S. Dollars
Seller note	€165	$228
Contingent consideration	183	250

Total purchase consideration	€348	$478

Seller Note. In connection with the acquisition, the Company issued a note with a stated interest rate of 5% in the amount of $200 payable to the sellers. The note is payable in two installments of $100 payable on December 31, 2015 and 2016.

The fair value of the promissory note is $228 and was calculated to be to equal the present value of future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of 1.5% was determined to be the appropriate rate following an assessment of the risk inherent in the debt issued and the market rate for debt of this nature using corporate credit ratings. The$28 difference between face amount of the promissory note and its fair value is being amortized over the life of the note and is a reduction of interest expense.

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

At December 31, 2013, it was stated that the purchase price allocation was preliminary and was subject to final review of certain receivable and deposit balances. During the current quarter, the purchase price allocation was finalized. As a result, the receivable due from the seller decreased by $234, accrued expenses decreased by $86 and goodwill increased by $148. The components of this adjustment are non-cash items and, therefore, are not included in the Statement of Cash Flows for the period ended March 31, 2014.

Additionally, the balance sheet at December 31, 2013 was restated to reflect the above changes to Sabre purchase price allocations as follows:

Account	Provisional amount recorded as of December 31, 2013	Adjustment base on final purchase price allocation	Revised amount recorded as of December 31, 2013
Accounts Receivable due from seller	$467	$(234)	$233
Goodwill	4,577	148	4,725
Accrued Expenses	226	(86)	140

The following table summarizes the allocation of the Sabre acquisition consideration to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Purchase price allocation:

Accounts receivable	$1,148
Receivable due from seller	233
Inventory	1,497
Total fixed assets	1,431
Non-competition agreements	50
Customer relationships	5,200
Trade name and trademarks	1,200

Goodwill	4,725
Accounts payable	(730)
Accrued expenses	(140)
Customer deposits	(467)
Debt and Capital lease obligations	(147)

Net assets acquired	$14,000

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

Goodwill: Goodwill represents the excess of total consideration paid and the fair value of net assets acquired. The recognition of goodwill of $4,725 reflects the inherent value in the Sabre reputation, which has been built since being founded in 2005 and the prospects for significant future earnings based on Sabre’s past performance.

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

The following unaudited pro forma information assumes the acquisition of Sabre and Valla occurred on January 1, 2013. The unaudited pro forma results have been prepared for informational purposes only and do not purport to represent the results of operations that would have been had the acquisition occurred as of the date indicated, nor of future results of operations. The unaudited pro forma results for the quarter ended March 31, 2013 are as follows (in thousands, except per share data):

Three Months Ended March 31, 2013
Net revenues	$66,138
Net income	$1,681
Income per share:
Basic	$0.14
Diluted	$0.14
Weighted average common shares outstanding:
Basic	12,363,687
Diluted	12,395,720

Pro Forma Adjustment Note

Pro forma adjustments were made to give effect to the amortization of intangibles and capitalized bank fees related to term loans recorded as a result of the acquisitions, which would have resulted in $129 additional expense for the three months ended March 31, 2013. Pro forma adjustments to record interest expense on term loans would have resulted in $139 of additional interest expense for the three months ended March 31, 2013. Pro forma adjustments for the difference between historical depreciation and depreciation calculated using the fair market value of the fixed assets acquired and the current useful lives and to write off the fair market inventory adjustment related to beginning inventory as the beginning inventory has been sold resulted in an increase in expense of $63 for the three months ended March 31, 2013.

Pro forma adjustments for acquisition costs including accounting, legal and consulting fees would have resulted in $256 in an increase to expense for the three months ended March 31, 2013. Pro forma adjustments were made to record the tax effect of the above entries. The effect of recording pro forma adjustments was to decrease tax expense by $182 for the three months ended March 31, 2013.

Additionally, the Company recorded a provision for income taxes of $174 on Sabre earnings for the three months ended March 31, 2013. Historically, Sabre did not record income taxes as it was a Sub Chapter S Corporation. Finally, the Company recorded a tax benefit of $95 for the three months ended March 31, 2013related to Valla operating loss.

A pro forma adjustment was made to increase both basic and diluted weighted average common shares outstanding by 87,928 to reflect the shares issued in connection with the Sabre acquisition.

There are no pro forma adjustments for the three months ended March 31, 2014.

4. Financial Instruments—Forward Currency Exchange Contracts

The following tables set forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 by level within the fair value hierarchy. As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is summary of items that the Company measures at fair value on a recurring basis:

	Fair Value at March 31, 2014
	Level 1	Level 2	Level 3	Total
Asset
Forward currency exchange contracts	$—	$39	$—	$39

Total current assets at fair value	$—	$39	$—	$39

Liabilities:
Forward currency exchange contracts	$—	$33	$—	$33
Valla contingent consideration (see Note 3)	—	—	250	250

Total current liabilities at fair value	$—	$33	$250	$283

	Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Total
Asset
Forward currency exchange contracts	$—	$40	$—	$40

Total current assets at fair value	$—	$40	$—	$40

Liabilities:
Forward currency exchange contracts	$—	$47	$—	$47
Valla contingent consideration (see Note 3)	—	—	250	250

Total current liabilities at fair value	$—	$47	$250	$297

Fair Value Measurements

ASC 820-10 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	—	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	—	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3	—	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

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

At March 31, 2014, the Company had entered into a series of forward currency exchange contracts. The contracts obligate the Company to purchase approximately CDN $857 in total. The contracts, which are in various amounts, mature between April 30, 2014 and June 10, 2014. Under the contracts, the Company will purchase Canadian dollars at exchange rates between 0.9619 and 0.9024. The Canadian to US dollar exchange rates was 0.9046 March 31, 2014. At March 31, 2014, the Company had forward currency contracts to sell €800 at 1.4251, €400 at 1.3635 and €100 at $1.3538 with contract maturity dates of July 2, 2014, February 10, 2015 and January 31, 2015, respectively. The Euro to US dollar exchange rate was 1.3770 at March 31, 2014.

As of March 31, 2014, the Company had no outstanding forward currency contracts that were in place to hedge future sales. Therefore, there are currently no unrealized pre-tax gains or loss which will reclassified from other comprehensive income into earnings during the next 12 months.

As of March 31, 2014, the Company had the following forward currency contracts:

Nature of Derivative	Amount		Type
Forward currency contract	CDN$	857	Not designated as hedge instrument
Forward currency contract		€1,300	Not designated as hedge instrument

The following table provides the location and fair value amounts of derivative instruments that are reported in the Consolidated Balance Sheet as of March 31, 2014 and December 31, 2013:

Total derivatives NOT designated as a hedge instrument

	Balance Sheet Location	Fair Value
		March 31, 2014	December 31, 2013
Asset Derivatives
Foreign currency Exchange Contract	Prepaid expense and other	$39	$40

Liabilities Derivatives
Foreign currency Exchange Contract	Accrued expense	$33	$37

Total derivatives designated as a hedge instrument

		Fair Value
Liabilities Derivatives	Balance Sheet Location	March 31, 2014	December 31, 2013
Foreign currency Exchange Contract	Accrued expense	$—	$10

The following tables provide the effect of derivative instruments on the Consolidated Statement of Income for the three months ended March 31, 2014 and 2013:

Derivatives Not designated as Hedge Instrument	Location of gain or (loss) recognized in Income Statement	Three months ended March 31,
		2014	2013
Forward currency contracts	Foreign currency transaction gains (losses)	$(59)	$(17)

Derivatives designated as Hedge Instrument	Location of gain or (loss) recognized in Income Statement	Three months ended March 31,
		2014	2013
Forward currency contracts	Net revenue	$(26)	$—

The following table shows the beginning and ending amounts of gains and losses related to hedges which have been included in Other Comprehensive Income and related activity net of income taxes for the three months ended March 31, 2014 and 2013.

	Three months ended March 31,
	2014	2013
Beginning balance gain (loss), net of income taxes	$(7)	$—
Amounts recorded in OCI net of gain (loss), net of income taxes	(11)	—
Amount reclassified to income, loss (gain), net of income taxes	18	—

Ending balance gain (loss), net of income taxes	$—	$—

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

6. Net Earnings per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of warrants, and restricted stock units. Details of the calculations are as follows:

	Three months ended March 31,
	2014	2013
Net Income per common share
Basic	$1,877	$1,911
Diluted	$1,877	$1,911
Earnings per share
Basic	$0.14	$0.16
Diluted	$0.14	$0.16
Weighted average common share outstanding
Basic	13,807,312	12,275,759

Diluted
Basic	13,807,312	12,275,759
Dilutive effect of restricted stock units	33,194	32,033

	13,840,506	12,307,792

7. Equity

Stock Issuance

The Company issued 20,892 shares of common stock on March 6, 2014 and 27,463 shares of common stock on March 8, 2013 to employees and Directors for restricted stock units issued under the Company’s 2004 Incentive Plan, which had vested on those dates.

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

The following table contains information regarding restricted stock units:

March 31, 2014
Outstanding on January 1, 2014	142,851
Units granted during the period	34,292
Vested and issued	(20,892)
Forfeited	(1,000)

Outstanding on March 31, 2014	155,251

On March 6, 2014, the Company granted an aggregate of 20,000 restricted stock units to five independent Directors pursuant to the Company’s 2004 Equity Incentive Plan. Restricted stock units of 6,600, 6,600 and 6,800 vest on March 6, 2014, December 31, 2014 and December 31, 2015, respectively.

On March 6, 2014, the Company granted 14,292 restricted stock units to employees pursuant to the Company’s 2004 Equity Incentive Plan. The restricted stock units which vested immediately represent a portion of the employees’ 2013 bonus award that was paid in restricted stock units.

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $284 and $151 for the three months March 31, 2014 and 2013, respectively. Additional compensation expense related to restricted stock units will be $598, $707 and $364 for the remainder of 2014, 2015 and 2016, respectively.

8. New Accounting Pronouncements

Recently Adopted Accounting Guidance

In February 2013, the FASB issued ASU 2013-02 requires enhanced disclosures in the notes to the consolidated financial statements to present separately, by item, reclassifications out of Accumulated Other Comprehensive Income (Loss). The new guidance is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the company’s consolidated financial statements. The additional required disclosure is included in Note 5.

In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU changes a parent entity’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. A parent entity is required to release any related cumulative foreign currency translation adjustment from accumulated other comprehensive income into net income in the following circumstances: (i) a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided; (ii) a partial sale of an equity method investment that is a foreign entity; (iii) a partial sale of an equity method investment that is not a foreign entity whereby the partial sale represents a complete or substantially complete liquidation of the foreign entity that held the equity method investment; and (iv) the sale of an investment in a foreign entity. The amendments in this ASU are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The adoption of this ASU did have a material impact on the company’s consolidated financial statements.

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

9. Inventory

The components of inventory are as follows:

	March 31, 2014	December 31, 2013
Raw materials and purchased parts,	$52,232	$48,537
Work in process	8,230	9,807
Finished goods	14,433	14,390

Inventory, net	$74,895	$72,734

10. Goodwill and Other Intangible Assets

	March 31, 2014	December 31, 2013	Useful lives
Patented and unpatented technology	$13,719	$13,734	7-10 years
Amortization	(9,120)	(8,774)
Customer relationships	15,527	15,540	10-20 years
Amortization	(4,238)	(4,005)
Trade names and trademarks	9,113	9,118	25 years-indefinite
Amortization	(1,680)	(1,621)
Non-competition agreements	50	50	2-5 years
Amortization	(11)	(6)
Customer backlog	467	469	< 1 year
Amortization	(467)	(469)

Total Intangible assets	$23,360	$24,036

Amortization expense for intangible assets was $659 and $539 for the three months ended March 31, 2014 and 2013, respectively.

Changes in goodwill for the three months ended March 31, 2014 are as follows:

	Equipment Lifting Segment	Equipment Distribution Segment	Total
Balance January 1, 2014	$22,239	$275	$22,514
Effect of change in exchange rates	(3)	—	(3)

Balance March 31, 2014	$22,236	$275	$22,511

11. Accounts Payable and Accrued Expenses

	March 31, 2014	December 31, 2013
Account payable:
Trade	$27,313	$24,974
Bank overdraft	572	—

Total accounts payable	$27,885	$24,974

Accrued expenses:
Accrued payroll	$2,414	$1,951
Accrued employee benefits	33	24
Accrued bonuses	—	1,998
Accrued vacation expense	1,046	888
Accrued interest	235	237
Accrued commissions	345	532
Accrued expenses—other	178	306
Accrued warranty	924	1,070
Accrued income taxes	161	473
Accrued taxes other than income taxes	1,290	1,087
Accrued product liability and workers compensation claims	250	202
Accrued liability on forward currency exchange contracts	26	40

Total accrued expenses	$6,902	$8,808

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

	Three Months Ended
	March 31, 2014	March 31, 2013
Balance January 1,	$1,070	$988
Accrual for warranties issued during the period	102	451
Warranty services provided	(289)	(453)
Change in estimate	43	(92)
Foreign currency translation	(2)	(1)

Balance March 31,	$924	$893

13. Revolving Term Credit Facilities and Debt

The Company together with its U.S. and Canadian subsidiaries has a credit agreement (“Credit Agreement”) with Comerica Bank (“Comerica”) and certain other lenders, who are participants under the credit agreement. The Credit Agreement provides the Company with (a) a $40,000 Senior Secured Revolving Credit Facility to the U.S. Borrowers (“U.S. Revolver”), and (b) a $9,000 (or the Canadian dollar equivalent amount) Senior Secured Revolving Credit Facility to the Canadian Borrower (“Canadian Revolver”). The two aforementioned credit facilities each mature on August 19, 2018.

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

U.S. Revolver

At March 31, 2014, the Company had drawn $29,769 under the $40 million U.S. Revolver. The U.S. Revolver bears interest, at the Company’s option at the base rate plus a spread or an adjusted LIBOR rate plus a spread. The base rate is the greater of the bank’s prime rate, the federal funds rate plus 1.00% or the 30 day LIBOR rate Adjusted Daily plus 1.00%. For the U.S. Revolver the interest rate spread for Base Rate is between 1.625% and 2.250% and for LIBOR the spread is between 2.265% and 3.250% in each case with the spread being based on the consolidated total debt to consolidated adjusted EBITDA ratio, as defined in the Credit Agreement, for the preceding twelve months. The base rate and LIBOR spread is currently 1.625% and 2.625%, respectively. Funds borrowed under the LIBOR options can be borrowed for periods of one, two, three or six months.

The $40,000 U.S. Revolver is a secured financing facility under which borrowing availability is limited to existing collateral as defined in the agreement. The maximum amount available is limited to (1) the sum of 85% of eligible receivables, (2) the lesser of 50% of eligible inventory or $18,000, (3) the lesser of 80% of used equipment purchased for resale or rent or $2,000 reduced by (4) outstanding standby letter or credits issued by the bank. At March 31, 2014, the maximum the Company could borrow based on available collateral was capped at $35,735.

Under the Credit Agreement, the banks are also paid 0.375% annual facility fee payable in quarterly installments.

The agreement permits the Company to issue unsecured guarantees of indebtedness owed by CVS Ferrari, srl to foreign banks in respect to working capital financing, not to exceed the lesser of $9,000 or the amount of such financing. Additionally the agreement allows the Company to make or allow to remain outstanding any investment (whether such investment shall be of the character of investment of shares of stock, evidence of indebtedness or other securities or otherwise) in, or any loans or advances to CVS or to any other wholly-owned foreign subsidiary in an amount not to exceed $7,500.

Canadian Revolver

At March 31, 2014, the Company had drawn $6,225 under the Canadian Revolver. The Company is eligible to borrow up to $9,000. The maximum amount available is limited to the sum of (1) 85% of eligible receivables plus (2) 30% of eligible work-in-process inventory not to exceed CDN $850 and (3) 50% of eligible inventory excluding work in process inventory. Under the agreement, total inventory collateral, however, cannot exceed CDN$5,500. At March 31, 2014, the maximum the Company could borrow based on available collateral was $6,305. The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets. The Company can borrow in either U.S. or Canadian dollars. For the Canadian Revolver, the interest rate spread for U.S. prime based borrowing is between 0.00% and 0.25% and for Canadian prime based borrowings the interest rate spread is between 0.00% and 0.75%, in each case with the spread being based on the consolidated total debt to consolidated adjusted EBITDA ratio, as defined in the Credit Agreement, for the preceding twelve months. As of March 31, 2014 the spread on both the U.S. Prime based borrowing and Canadian Prime based borrowings was 0.00%.

On April 22, 2014, an amendment to the credit agreement increases the work in process inventory cap from CDN $850 to CDN $1,000 and the total inventory cap from $5,500 to CDN $7,000.

Under the Credit Agreement, the banks are also paid 0.375% annual facility fee payable in quarterly installments.

Specialized Export Facility

The Canadian Revolving Credit facility contains an additional $3,000 Specialized Export Facility that matures on June 1, 2015. Borrowings under the Specialized Export Facility are guaranteed by the Company and Export Development Canada (“EDC”), a corporation established by an Act of Parliament of Canada. Under the Export Facility Liftking can borrow 90% of the total cost of material and labor incurred on export contracts which are subject to the EDC guarantee. The EDC guarantee, which expires on June 1, 2015, is issued under their export guarantee program and covers certain goods that are to be exported from Canada. At March 31, 2014, the maximum the Company could have borrowed based upon available collateral under the Specialized Export Facility was $2,150. Under this facility, the Company can borrow either Canadian or U.S. dollars.

Any borrowings under the facility in Canadian dollars currently bear interest of 3.00% which is based on the Canadian prime rate (the Canadian prime was 3.0% at March 31, 2014). Any borrowings under the facility in U.S. dollars bear interest at the U.S. prime rate (prime was 3.25% at March 31, 2014). Repayment of advances made under the Export Facility are due sixty days after shipment of the goods, or five business days after the borrower receives payment in full for the goods covered by the guarantee (the “Scheduled Payment Date”) or upon the termination of the EDC guarantee.

At March 31, 2014, the Company had outstanding borrowing in connection with the Specialized Export Facility of $1,834.

Note Payable—Terex

At March 31, 2014, the Company has a note payable to Terex Corporation with a remaining balance of $500. The note was issued in connection with the purchase of substantially all of the domestic assets of Crane & Machinery, Inc. (“Crane”) and Schaeff Lift Truck, Inc., (“Schaeff”). The note provides bears interest at 6% annually and is payable quarterly. Terex has been granted a lien on and security interest in all of the assets of the Company’s Crane & Machinery Division as security against the payment of the note.

The Company has two remaining principal payments of $250 due on March 1, 2015 and March 1, 2016. As long as the Company’s common stock is listed for trading on the NASDAQ or another national stock exchange, the Company may opt to pay up to $150 of each annual principal payment in shares of the Company’s common stock having a market value of $150.

Load King Debt

In November 2011, the Company’s Load King Subsidiary used its manufacturing facility as collateral to secure mortgage financing with BED (South Dakota Board of Economic Development) and bank. Load King pledged its equipment to the bank to secure additional term debt (“Equipment Note”). The funds received in connection with the above borrowing were used to repay a promissory note to Terex Corporation (“Terex”), which was issued in connection with the Load King acquisition. The BED Mortgage, the bank mortgage and the Equipment Note, which are all guaranteed by the Company, have outstanding balances as of March 31, 2014 of $782, $802 and $286, respectively.

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

Sabre note payable

At March 31, 2014, Sabre had a note payable with a balance of $15 which bears interest at approximately 11.8% and matures on September 1, 2014. Under the terms of the note, Sabre is required to make monthly payments of $1 which includes accrued interest.

CVS Short-Term Working Capital Borrowings

At March 31, 2014, CVS had established demand credit facilities with ten Italian banks. Under the facilities, CVS can borrow up to €210 ($289) on an unsecured basis and additional amounts as advances against orders, invoices and letter of credit with a total maximum facilities (including the unsecured portion) of €8,490 ($11,691). The Company has granted guarantees in respect to available credit facilities in the amount of €5,850($8,055). The maximum amount outstanding is limited to 80% of the assigned accounts receivable if there is an invoice issued or 50% if there is an order/contract issued. The banks will evaluate each request to borrow individually and determine the allowable advance percentage and interest rate. In making its determination the bank considers the customer’s credit and location of the customer.

At March 31, 2014, the banks had advanced CVS €5,303 ($7,303), at variable interest rates which currently range from 2.25% to 7.35%. At March 31, 2014, the Company has guaranteed €5,012 ($6,901) of CVS’s outstanding debt. Additionally, the banks had issued performance bonds which total €550 ($757) which have been guaranteed by the Company.

Note Payable—Bank

At March 31, 2014, the Company has a $476 note payable to a bank. The note dated January 10, 2014 had an original principal amount of $678 and an annual interest rate of 3.45%. Under the terms of the note the company is required to make ten monthly payments of $69 commencing January 30, 2014. The proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums.

Acquisition note – Valla

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

As of March 31, 2014, the note had remaining principal balance of $228.

Capital leases

Georgetown facility

The Company has a twelve year lease, which expires in April 2018 that provides for monthly lease payments of $74 for its Georgetown, Texas facility. The lease has been classified as a capital lease. At March 31, 2014, the outstanding capital lease obligation is $2,563.

Winona facility

The Company has a five year lease which expires in July 10, 2014 that provides for monthly lease payments of $25 for its Winona, Minnesota facility. The Company has an option to purchase the facility for $500 by giving notice to the landlord of its intent to purchase the Facility. The Landlord must receive such notice at least three months prior to end of the Lease term. At March 31, 2014, the Company has outstanding capital lease obligation of $572. The Company has given the landlord notice of its intent to purchase the facility.

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

The following is a summary of amounts financed under equipment capital lease agreements:

	Amount Borrowed	Repayment Period	Amount of Monthly Payment	Balance As of March 31, 2014
New equipment	$225	60	$4	$144
Used equipment	$1,754	36	$53	$1,047

Total	$1,979		$57	$1,191

The Company has three additional capital leases. As of March 31, 2014, the capitalized lease obligation in aggregate related to the three leases was $123.

14. Legal Proceedings and Other Contingencies

The Company is involved in various legal proceedings, including product liability, employment related issues, and workers’ compensation matters which have arisen in the normal course of operations. The Company has product liability insurance with self- insurance retention that range from $50 to $500. Certain cases are at a preliminary stage, and it is not possible to estimate the amount or timing of any cost to the Company. However, the Company does not believe that these contingencies, in the aggregate, will have a material adverse effect on the Company.

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

Additionally beginning on December 31, 2011, the Company’s workmen’s compensation insurance policy has a per claim deductible of $250 and aggregates of $1,000, $1,150 $1,325 for 2012, 2013 and 2014 policy years, respectively. The Company is fully insured for any amount on any individual claim that exceeds the deductible and for any additional amounts of all claims once the aggregate is reached. The Company currently has several workmen compensation claims related to injuries that occurred after December 31, 2011 and therefore are subject to a deductible. The Company does not believe that the contingencies associated with these worker compensation claims in aggregate will have a material adverse effect on the Company. Prior to December 31, 2011, worker compensation claims were fully insured.

On May 5, 2011, Company entered into two separate settlement agreements with two plaintiffs. As of March 31, 2014, the Company has a remaining obligation under the agreements to pay the plaintiffs $1,710 without interest in 18 annual installments of $95 on or before May 22 each year. The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total payment will be charged to interest expense over payment period.

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

The Lifting Equipment segment is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes, predominately through a network of dealers, a diverse group of products that serve different functions and are used in a variety of industries. The Company markets a comprehensive line of boom trucks, a truck crane and sign cranes, a complete line of rough terrain forklifts, including both the Liftking and Noble product lines, as well as special mission oriented vehicles, and other specialized carriers, heavy material handling transporters and steel mill equipment. The Company also manufacturers a number of specialized rough terrain cranes and material handling products, including 15 and 30-ton cab down rough terrain cranes. Company lifting products are used in industrial applications, energy exploration and infrastructure development in the commercial sector and for military applications. The company’s specialized rough terrain cranes primarily serve the needs of the construction, municipality, and railroad industries. Through its Italian subsidiary, the Company manufactures and distributes reach stackers and associated lifting equipment for the global container handling markets. On November 30, 2013, the Company acquired the assets of Valla SpA (“Valla”) located in Piacenza, Italy. Valla offers a full range of mobile cranes from 2 to 90 tons, using electric, diesel, and hybrid power options. Its cranes offer wheeled or tracked, fixed or swing boom configurations, with dozens of special applications designed specifically to meet the needs of its customers. Additionally, the Company manufactures and distributes custom trailers and hauling systems typically used for transporting heavy equipment, the trailer business serves niche markets in the commercial construction, railroad, military, and equipment rental industries through a dealer network. Beginning in August 2013, the Company began to manufacture and market a comprehensive line of specialized trailer tanks for liquid and solid storage and containment. The tank trailers are used in a variety of end markets such as petrochemical, waste management and oil and gas drilling.

The Equipment Distribution segment located in Bridgeview, Illinois, operates as Manitex Valla’s North American sales organization and also distributes Terex rough terrain and truck cranes, Manitex boom trucks and sky cranes, and the PM Group’s knuckle boom cranes. The Equipment Distribution segment predominately sells its products to end users, including the rental market. Its products are used primarily for infrastructure development and commercial constructions, applications include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance. The Equipment Distribution segment supplies repair parts for a wide variety of medium to heavy duty construction equipment and sells both domestically and internationally. The segment also provides repair services in the Chicago area. The North American Equipment Exchange division, (“NAEE”) markets previously-owned construction and heavy equipment, domestically and internationally. This Division provides a wide range of used lifting and construction equipment of various ages and condition, and the Company has the capability to refurbish the equipment to the customers’ specification.

Sabre and Valla results are included in the Company’s results from their respective dates of acquisition August 19, 2013 and November 30, 2013.

The following is financial information for our two operating segments, i.e., Lifting Equipment and Equipment Distribution.

	Three Months Ended March 31,
	2014	2013
Net revenues
Lifting Equipment	$58,641	$54,744
Equipment Distribution	4,717	4,827
Elimination of intersegment sales	(782)	(5)

Total	$62,576	$59,566

Operating income
Lifting Equipment	$5,321	$4,428
Equipment Distribution	61	225
Corporate expenses	(1,735)	(1,396)
Elimination of intersegment profit in inventory	(36)	—

Total operating income	$3,611	$3,257

The Lifting Equipment segment operating earnings includes amortization of $622 and $493 for the three months ended March 31, 2014 and 2013, respectively. The Equipment Distribution segment operating earnings includes amortization of $37 and $46 for the three months ended March 31, 2014 and 2013, respectively.

	March 31, 2014	December 31, 2013
Total Assets
Lifting Equipment	$168,759	$170,722
Equipment Distribution	14,602	10,847
Corporate	1,016	1,075

Total	$184,377	$182,644

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

As of March 31, 2014 the Company had an accounts receivable of $10 and $149 from SL and LiftMaster and accounts payable of $10 and $568 to BGI and SL, respectively. As of December 31, 2013 the Company had an accounts receivable of $6 and $7 from LiftMaster and SL, respectively and accounts payable of $6 and $796 to BGI and SL, respectively.

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

		Three months ended March 31, 2014	Three months ended March 31, 2013
Rent paid	Bridgeview Facility 1	$63	$62

Sales to:
	SL Industries, Ltd.	$2	$7
	LiftMaster	165	2

Total Sales		$167	$9

Purchases from:
	BGI USA, Inc.	$15	$64
	SL Industries, Ltd.	843	1,100
	LiftMaster	—	9

Total Purchases		$858	$1,173

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

17. Income Taxes

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. The annual effective tax rates (excluding discrete items) is estimated to be approximately 32% for 2014. The effective tax rate is based upon the Company’s anticipated earnings both in the U.S. and in foreign jurisdictions.

The increase in the effective tax rate from 2013 to 2014 is primarily due to the amount of research and development credit being recognized and to a lesser extent a change in where our income is being derived. In first quarter 2013, the Company recognized the research and development credit for not only the first quarter of 2013 but all of 2012. This occurred as the research and development credits had expired at the end of 2011 and was only reinstated in January 2013 retroactively to the beginning of 2012. The Research and development credit provision in the U.S. tax code expired again at the end of 2013 as such no research and development credit was recognized in 2014

For the three months ended March 31, 2014, the Company recorded an income tax expense of $905. For the three months ended March 31, 2013, the Company recorded an income tax expense of $686. The Company’s total unrecognized tax benefits as of March 31, 2014 were approximately $255, which, if recognized, would affect the Company’s effective tax rate. As of March 31, 2014 the Company had accrued immaterial amounts for the potential payment of interest and penalties.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements and are intended to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to, among other things, the Company’s expectations, beliefs, intentions, future strategies, future events or future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include, without limitation: (1) projections of revenue, earnings, capital structure and other financial items, (2) statements of our plans and objectives, (3) statements regarding the capabilities and capacities of our business operations, (4) statements of expected future economic conditions and the effect on us and on our customers, (5) expected benefits of our cost reduction measures, and (6) assumptions underlying statements regarding us or our business. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements are only predictions. Our actual results may differ materially from information contained in these forward looking-statements for many reasons, including, without limitation, those described below and in our 2013 Annual Report on Form 10-K for the fiscal year ended December 31, 2013, in the section entitled “Item 1A. Risk Factors,”

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

The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. We do not undertake, and expressly disclaim, any obligation to update this forward-looking information, except as required under applicable law. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of the Company appearing elsewhere within this Form 10-Q.

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

Equipment Distribution Segment

The Equipment Distribution segment located in Bridgeview, Illinois operates as Manitex Valla North America sales organization and is a distributor of Terex rough terrain and truck cranes, PM knuckle boom cranes and Manitex’s products. The Equipment Distribution segment predominately sells its products to end users, including the rental market. Its products are used primarily for infrastructure development and commercial constructions applications including road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance. The Equipment Distribution segment supplies repair parts for a wide variety of medium to heavy duty construction equipment and sell both domestically and internationally. The segment also provides repair services in the Chicago area. The North American Equipment Exchange division, (“NAEE”), markets previously-owned construction and heavy equipment, both domestically and internationally. This Division provides a wide range of used lifting and construction equipment of various ages and condition, and the Company has the capability to refurbish the equipment to the customers’ specification.

Economic Conditions

The overall market for construction equipment continues to improve but has not returned to pre-2008 levels. A very significant portion of the Company’s revenues has been attributed to demand from niche market segments, particularly the North American energy sector. In our 2013 10-K we stated that, there had been a softening in the demand for our products which was related to the energy sector and that the Company believed that the current decrease in demand from the energy sector was temporary. This softness continued through much of the first quarter together with slower construction market demand caused a decrease in revenues from our existing products which was more than offset by additional revenues related to our acquisitions. Towards the end of the quarter, the Company received significant new orders, which increased our backlog to $100 million at March 31, 2014 from $77 million at December 31, 2013. This increase in orders will have a positive impact on future revenues. The Company believes that the North American energy sector will continue to grow and in turn will drive future demand for our products.

Additionally, the market for port handling equipment in Europe, CVS’s historical market, overall continued to be weak. CVS has, however, been able to offset this effect by expanding sales effort into other international markets.

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

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Net income for the three month periods ended March 31, 2014 and 2013

For both the three months ended March 31, 2014 and 2013 the Company had a net income of $1.9 million.

For the three months ended March 31, 2014, the net income of $1.9 million consisted of revenue of $62.6 million, cost of sales of $51.0 million, research and development costs of $0.7 million, SG&A expenses of $7.3 million, interest expense of $0.8 million, and income tax expense of $0.9 million. For the three months ended March 31, 2013, the net income of $1.9 million consisted of revenue of $59.6 million, cost of sales of $49.3 million, research and development costs of $0.8 million, SG&A expenses of $6.2 million, interest expense of $0.6 million, foreign currency transaction losses of $0.1 million and income tax expense of $0.7 million.

Net revenues and gross profit—For the three months ended March 31, 2014, net revenues and gross profit were $62.6 million and $11.6 million, respectively. Gross profit as a percent of revenues was 18.5% for the three months ended March 31, 2014. For the three months ended March 31, 2013, net revenues and gross profit were $59.6 million and $10.2 million, respectively. Gross profit as a percent of revenues was 17.2% for the three months ended March 31, 2013.

Net revenues increased $3.0 million to $62.6 million for the three months ended March 31, 2014 from $59.6 million for the comparable period in 2013. Without the Sabre and Valla acquisitions, revenues would have decreased $4.8 million, as Sabre and Valla had combined revenues of $7.8 million for the three months ended March 31, 2014. Although crane product sales are down approximately 10% compared to the fourth quarter 2013, they are roughly comparable to first quarter of 2013. As such, the decrease in revenues is attributed to decrease in the Company’s other material handling products, principally due to the timing of military orders and also a weaker demand for our specialized trailers. Recently, a number of military orders have been received with scheduled delivery beginning in the second half of the year.

Our gross profit as a percentage of net revenues increased 1.3% to 18.5% for the three months ended March 31, 2014 from 17.2% for the three months ended March 31, 2013. Approximately 50% of the increase in the gross margin percent is attributed to higher margins derived at the newly acquired businesses, and the other half of the improvement is attributed to product mix.

Research and development—Research and development expense was relatively consistent as research and developments costs were $0.7 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively.

Selling, general and administrative expense—Selling, general and administrative expense for the three months ended March 31, 2014 was $7.3 million compared to $6.2 million for the comparable period in 2013, an increase of $1.1 million. The increase is attributed to additional expenses for the two companies acquired subsequent to March 31, 2013 and the approximate $0.7 million incurred in connection with our participation at the 2014 Con Expo trade show. The Con Expo show, which is held every three years, was held in Las Vegas in March of this year. This show is an international gathering place for the construction industries. It is estimated that 130,000 professionals from around the world attended the show.

Operating income—For the three months ended March 31, 2014 and 2013, the Company had operating income of $3.6 million and $3.3 million, respectively. The increase in operating income is due to an increase in gross profit of $1.4 million offset by $1 million increase in operating expenses. An increase in revenues combined with a modest improvement in gross profit percent accounts for the increase in gross profit. As explained above the increase in operating expense is attributed to additional Con Expo cost and additional costs related to the two acquisitions.

Interest expense—Interest expense was $0.8 and $0.6 million for the three months ended March 31, 2014 and 2013, respectively. The increase in interest expense is attributed to higher cost of borrowing for the Company. The Company’s borrowing cost increased when the Company entered into a syndicated banking arrangement last year. The increase is in part attributed to higher facility fees provided for in the syndicated banking agreement.

Foreign currency transaction gains and losses—The Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds.

For the three months ended March 31, 2014, and 2013, foreign currency gains and losses were insignificant.

Income tax—For the three months ended March 31, 2014, and 2013 the Company recorded an income tax expense of $0.9 million and $0.7 million, respectively. The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. The annual effective tax rates (excluding discrete items) are estimated to be approximately 32% and 30% for 2014 and 2013, respectively.

The increase is primarily due to the amount of research and development credit being recognized and to a lesser extent a change in where our income is being derived. In first quarter 2013, the Company recognized the research and development credit for not only the first quarter of 2013 but all of 2012. This occurred as the research and development credits had expired at the end of 2011 and was only reinstated in January 2013 retroactively to the beginning of 2012. The Research and development credit provision in the U.S. tax code expired again at the end of 2013 as such no research and development credit was recognized in 2014.

Net income—Net income for the three months ended March 31, 2014 was $1.9 million. This compares with a net income for the three months ended March 31, 2013 of $1.9 million.

Segment information

Lifting Equipment Segment

	Three Months Ended March 31,
	2014	2013
Net revenues	$58,641	$54,744
Operating income	5,321	4,428
Operating margin	9.1%	8.1%

Net revenues

Net revenues increased $3.9 million to $58.6 million for the three months ended March 31, 2014 from $54.7 million for the comparable period in 2013. Without the Sabre and Valla acquisitions, revenues would have decreased $4.8 million, as Sabre and Valla had combined revenues of $7.8 million for the three months ended March 31, 2014. Although crane product sales are down approximately 10% compared to the fourth quarter 2013, they are roughly comparable to first quarter of 2013. As such, the decrease in revenues is attributed to decrease in the Company’s other material handling products, principally due to the timing of military orders and also a weaker demand for our specialized trailers. Recently, a number of military orders have been received with scheduled delivery beginning in the second half of the year.

Operating income and operating margins

Operating income of $5.3 million for the three months ended March 31, 2014 was equivalent to 9.1% of net revenues compared to an operating income of $4.4 million for the three months ended March 31, 2013 or 8.1% of net revenues. The increase in operating income is due to an increase in gross profit of $1.4 million offset by increased operating expenses of $0.5 million. The increase in gross profit is due to an increase in revenues combined with 1.3% increase in the gross profit percent. Approximately 50% of the increase in the gross margin percent is attributed to higher margins derived at the newly acquired businesses. The other half of the improvement is attributed to product mix. The increase in operating expenses is attributed to additional expenses for the two companies acquired subsequent to March 31, 2013 and the approximate $0.7 million incurred in connection with our participation at the 2014 Con Expo trade show offset by a $0.1 decrease in research and development.

Operating income as a percent of revenue improved 1.0% to 9.1% for the three months ended March 31, 2014 compared to 8.1% for the three months ended March 31, 2013. The improvement is the result of an increase in the gross profit percent of 1.3% which was reduced by 0.3% as operating expense as percent of revenues increased from 2013 to 2014.

Equipment Distribution Segment

	Three Months Ended March 31,
	2014	2013
Net revenues	$4,717	$4,827
Operating income	61	225
Operating margin	1.3%	4.7%

Net revenues—Net revenues for the three month ended March 31, 2013 and 2014 were relatively unchanged decreasing $0.1 million to $4.7 million for the three months ended March 31, 2014 from $4.8 million for the comparable period in 2013.

Operating income and operating margins—The Equipment Distribution segment had an operating income of $0.06 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively. Gross margin increased slightly as the increase in the gross profit percent more than offset the modest decrease in revenues. Operating income and operating margin declined due to an increase in operating expenses. The increase in operating expense is attributed to several factors including (1) the expansion of the sales organization to support the new Valla and PM Group products, (2) higher building repair and maintenance costs, and (3) an increase in professional and accounting expenses.

Reconciliation to Statement of Income

Revenues:

	Three Months Ended March 31,
	2014	2013
Net revenues
Lifting Equipment	$58,641	$54,744
Equipment Distribution	4,717	4,827
Elimination of intersegment sales	(782)	(5)

Total	$62,576	$59,566

Operating Income:

	Three Months Ended March 31,
	2014	2013
Operating income
Lifting Equipment	$5,321	$4,428
Equipment Distribution	61	225
Corporate expenses	(1,735)	(1,396)
Elimination of intersegment profit in inventory	(36)	—

Total operating income	$3,611	$3,257

Liquidity and Capital Resources

Cash and cash equivalents were $1.1 million at March 31, 2014 compared to $6.1 million at December 31, 2013. In addition, the Company has U.S. and Canadian revolving credit facilities, with maturity dates of August 19, 2018 and our Canadian Subsidiary has a specialized export facility. At March 31, 2014 the Company had approximately $6.4 million available in North America to borrow under its revolving credit facilities.

At March 31, 2014, CVS had established demand credit facilities with ten Italian banks. Under the facilities, CVS can borrow up to €210 ($289) on an unsecured basis and additional amounts as advances against orders, invoices and letter of credit with a total maximum facilities (including the unsecured portion) of €8,490 ($11,691). The maximum amount outstanding is limited to 80% of the assigned accounts receivable if there is an invoice issued or 50% if there is an order/contract issued. The banks will evaluate each request to borrow individually and determine the allowable advance percentage and interest rate. In making its determination the bank considers the customer’s credit and location of the customer. At March 31, 2014, the banks had advanced CVS €5,305 ($7,303) and had issued performance bonds which total €550($757), which also count against the maximum that can be borrowed under these facilities.

During the three months ended March 31, 2014, total debt decreased by $1.6 million to $52.6 million at March 31, 2014 from $54.2 million at December 31, 2013.

The following is a summary of the net increase in our indebtedness from December 31, 2013 to March 31, 2014:

Facility	Increase/ (decrease)
U.S. Revolver	$0.6 million
Canadian Revolver	(1.9) million
Specialized export facility	(0.9) million
Note payable—bank (insurance premiums)	0.5 million
Note payable—Terex	(0.3) million
Capital leases-cranes for sale	(0.2) million
Capital leases-Georgetown	(0.1) million
Capital leases-Winona facility	(0.1) million
CVS working capital borrowings	0.8 million

$(1.6) million

Outstanding borrowings

The following is a summary of our outstanding borrowings at March 31, 2014:

	Outstanding Balance	Interest Rate	Interest Paid	Principal Payment
U.S. Revolver	$29.8 million	3.25%	Monthly	n.a.
Canadian Revolver	6.2 million	3.00%	Monthly	n.a.
Specialized Export Facility	1.8 million	3.00%	Periodic	5 days after receipt of customer payment
Load King bank debt	1.1 million	6% to 6.25%	Monthly	$0.011 million monthly including interest.
Load King debt (SD Board of Economic Development	0.8 million	3.00%	Monthly	$0.005 million monthly including interest

	Outstanding Balance	Interest Rate	Interest Paid	Principal Payment
Notes payable bank (insurance premiums)	0.5 million	3.45%	Monthly	$0.07 million monthly
Note payable—Terex	0.5 million	6.0%	Quarterly	$0.25 million March 1, 2015 and 2016 ($0.15 million) can be paid in stock
Capital lease—cranes for sale	1.2 million	6.25%	Monthly	Over 36 or 60 months
Capital lease—Georgetown facility	2.6 million	12.0%	Monthly	$0.07 million monthly including interest
Acquisition note-Valla	0.2 million	1.5%	Annually	$0.1 in 2015 and 2016
Capital leases—Winona facility	0.6 million	6.13%	Monthly	$0.025 million monthly including interest
CVS short-term working capital borrowings	7.3 million	2.25 — 7.35%	Monthly	Upon payment of invoice

	$52.6 million

Future availability under credit facilities

As stated above, the Company had cash of $1.1 million and approximately $6.4 million available to borrow under its credit facilities at March 31, 2014. Additionally, CVS has agreements with ten Italian banks under which CVS can draw up to €8.5 million ($11.7 million) against specific orders, invoices and letters of credit. As of March 31, 2014, CVS had received advances of €5.3 million ($7.3 million) from the banks and had issued performance bonds which total €550($757), which also count against the maximum that can be borrowed under these facilities. Any future advances against the Italian facilities are dependent on having available collateral.

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

The collateral formula for the U.S. credit facility limits borrowing against inventory to 50% of eligible inventory (work in process inventory is excluded) and caps total borrowing against our inventory at $18.0 million in the U.S. and CDN $7.0 million in Canada. If our revenues were to increase significantly in the future, the provision limiting borrowing against inventory to 50% of eligible inventory may result in additional cash constraints. Our banks have increased these caps in the past to support our growth. There is, however, no assurance that the banks will do this in the future.

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

2014

Operating activities consumed $3.7 million of cash for the three months ended March 31, 2014 comprised of net income of $1.9 million, non-cash items that totaled $1.5 million and changes in assets and liabilities, which consumed $7.1 million. The principal non-cash items are depreciation and amortization of $1.1 million, shared based compensation of $0.5 million offset by a decrease in inventory reserves of $0.1 million.

The change in assets and liabilities which consumed $7.1 million in cash is principally attributed to the following changes in assets and liabilities including an increases in accounts payable of $2.6 million and other current liabilities of $0.6 million which generated cash, and increases in accounts receivable of $5.5 million, inventory of $2.7 million, and prepaid expenses of $0.2 million and a decrease in accrued expenses of $1.9 million all of which consumed cash. The increases in accounts receivable is due to the increased revenues and the timing of customer payments. The increase in inventory is attributed an expected growth in revenues. The increase in accounts payable is due to additional inventory purchases and timing of payments to our vendors. The decrease in accrued expense is principally related to a decrease in accruals for management bonuses. The increase in other current liabilities is related to an increase in customer deposits.

Investing activities for the three months ended March 31, 2014 consumed $0.1 million of cash which represents an investment in a several pieces of equipment.

Financing activities consumed $1.1 million in cash for the three months ended March 31, 2014, which compares to the $1.6 million net decrease in outstanding debt reflected on the above table. The $0.5 million difference is an exchange rate difference that occurs as cash flows for foreign subsidiaries are calculated in local currencies and then converted to U.S. dollars. As such, the impact (in U.S. dollars) of change in exchange rates for the Canadian dollar and Euro had on outstanding debt are reflected on the cash flow statement on the line entitled “effect of exchange rate changes on cash” rather than being included in the financing activity section.

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

Financing activities generated $3.3 million in cash for the three months ended March 31, 2013. Increase in lines of credit of $1.6 million, work capital borrowings of $1.4 million and a bank note to finance insurance premiums $0.8 million were sources of cash which were partially offset by scheduled debt and capital lease payments of $0.5 million.

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

Critical Accounting Policies

See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, for a discussion of the Company’s other critical accounting policies.

Impact of Recently Issued Accounting Standards

Recently Adopted Accounting Guidance

In February 2013, the FASB issued ASU 2013-02 requires enhanced disclosures in the notes to the consolidated financial statements to present separately, by item, reclassifications out of Accumulated Other Comprehensive Income (Loss). The new guidance is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the company’s consolidated financial statements. The additional required disclosure is included in Note 5.

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

Additionally, various Italian banks have issued performance bonds which total €729,000 ($1,004,000) which are also guaranteed by the Company.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

The company’s market risk disclosures have not materially changed since the 2013 Form 10-K was filed. The company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the company’s Annual Report on Form 10-K, for the year ended December 31, 2013.

Item 4—Controls and Procedures

Disclosure Controls and Procedures

The Company under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2014.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2014 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

The Company is involved in various legal proceedings, including product liability and workers’ compensation matters which have arisen in the normal course of operations. The Company has product liability insurance with self insurance retention that ranges from fifty thousand $50 to $0.5 million. Until 2012, all worker compensation claims were fully insured. Beginning in 2012, the Company has a $250 thousand per claim deductible on worker compensation claims and aggregates of $1,150 and $1.2 million for 2013 and 2014 policy years, respectively. Certain cases are at a preliminary stage, and it is not possible to estimate the amount or timing of any cost to the Company. However, the Company does not believe that these contingencies, in the aggregate, will have a material adverse effect on the Company. When it is probable that a loss has been incurred and possible to make a reasonable estimate of the Company’s liability with respect to such matters, a provision is recorded for the amount of such estimate or the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

Item 1A—Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2013.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s credit agreement with Comerica Bank directly restricts the Company’s ability to declare or pay dividends without Comerica’s consent. In addition, pursuant to the Company’s credit agreement with Comerica, the Company must maintain as specified in the agreement a Debt Service ratio and Funded Debt to EBITDA ratio.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publically Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1—January 31, 2014	—	—	—	—
February 1—February 28, 2014	—	—	—	—
March 1—March 31, 2014	—	—	—	—

	—	—	—	—

Item 3—Defaults Upon Senior Securities

None

Item 4—Mine Safety Disclosures

Not applicable

Item 5—Other Information

Not applicable.

Item 6—Exhibits

See the Exhibit Index set forth below for a list of exhibits included with this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1*

Second Amendment, dated as of November 26, 2013, to the Credit Agreement, dated as of August 19, 2013 by and among Manitex International, Inc. and certain of its subsidiaries, and Comerica Bank and certain other lenders.

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

101*

The following financial information from Manitex International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Income for the three months ended March 31, 2014 and 2013 (ii) Statement of Comprehensive Income for three months ended March 31, 2014 and 2013 (ii) Balance Sheets as of March 31, 2014 and December 31, 2013, (iii) Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (iv) Notes to Unaudited Interim Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 9, 2014

By:	/S/ DAVID J. LANGEVIN
David J. Langevin
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 9, 2014

By:	/S/ DAVID H. GRANSEE
David H. Gransee
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)