Form 10-Q
period 2014-06-30
Manitex International, Inc.
filed 2014-08-07
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the registrant’s common stock, no par, outstanding at August 5, 2014 was 13,822,918

MANITEX INTERNATIONAL, INC.

FORM 10-Q INDEX

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	Unaudited	Unaudited
ASSETS
Current assets
Cash	$3,189	$6,091
Trade receivables (net)	52,704	38,170
Accounts receivable finance	217	326
Other receivables	312	1,541
Inventory (net)	79,760	72,734
Deferred tax asset	1,272	1,272
Prepaid expense and other	2,444	1,669

Total current assets	139,898	121,803

Total fixed assets (net)	10,477	11,143
Intangible assets (net)	22,697	24,036
Deferred tax asset	2,118	2,117
Goodwill	22,492	22,514
Other long-term assets	1,033	1,031

Total assets	$198,715	$182,644

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable—short term	$9,470	$6,910
Revolving credit facilities	2,625	2,707
Current portion of capital lease obligations	1,733	1,812
Accounts payable	29,066	24,974
Accounts payable related parties	932	789
Accrued expenses	8,507	8,808
Other current liabilities	3,173	1,930

Total current liabilities	55,506	47,930

Long-term liabilities
Revolving term credit facilities	41,442	37,306
Deferred tax liability	4,075	4,074
Notes payable	2,205	2,512
Capital lease obligations	2,353	2,984
Deferred gain on sale of building	1,458	1,648
Other long-term liabilities	1,178	1,199

Total long-term liabilities	52,711	49,723

Total liabilities	108,217	97,653

Commitments and contingencies
Shareholders’ equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at June 30, 2014 and December 31, 2013	—	—
Common Stock—no par value 20,000,000 shares authorized, 13,822,918 and 13,801,277 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	68,894	68,554
Paid in capital	1,557	1,191
Retained earnings	19,720	14,857
Accumulated other comprehensive income	327	389

Total shareholders’ equity	90,498	84,991

Total liabilities and shareholders’ equity	$198,715	$182,644

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	Unaudited	Unaudited	Unaudited	Unaudited
Net revenues	$68,399	$62,554	$130,975	$122,120
Cost of sales	55,255	50,294	106,227	99,624

Gross profit	13,144	12,260	24,748	22,496
Operating expenses
Research and development costs	578	606	1,298	1,418
Selling, general and administrative expenses	7,388	7,050	14,661	13,217

Total operating expenses	7,966	7,656	15,959	14,635

Operating income	5,178	4,604	8,789	7,861
Other income (expense)
Interest expense	(716)	(751)	(1,521)	(1,344)
Foreign currency transaction gain (loss)	86	11	75	(52)
Other income (loss)	(125)	(5)	(138)	(9)

Total other expense	(755)	(745)	(1,584)	(1,405)

Income before income taxes	4,423	3,859	7,205	6,456
Income tax	1,437	1,204	2,342	1,890

Net income	$2,986	$2,655	$4,863	$4,566

Earnings Per Share
Basic	$0.22	$0.22	$0.35	$0.37
Diluted	$0.22	$0.22	$0.35	$0.37
Weighted average common shares outstanding
Basic	13,822,383	12,295,879	13,814,848	12,285,819
Diluted	13,874,289	12,337,493	13,857,398	12,322,642

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	Unaudited	Unaudited	Unaudited	Unaudited
Net income:	$2,986	$2,655	$4,863	$4,566
Other comprehensive income (loss)
Foreign currency translation adjustments	222	(121)	(69)	(470)
Derivative instrument fair market value adjustment—net of income taxes	—	—	7	—

Total other comprehensive income (loss)	222	(121)	(62)	(470)

Comprehensive income	$3,208	$2,534	$4,801	$4,096

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2014	2013
	Unaudited	Unaudited
Cash flows from operating activities:
Net income	$4,863	$4,566
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	2,226	1,773
Changes in allowances for doubtful accounts	78	162
Changes in inventory reserves	(123)	(76)
Deferred income taxes	—	34
Share based compensation	712	467
Loss on disposal of fixed assets	—	4
Reserves for uncertain tax provisions	10	19
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(13,490)	(3,303)
(Increase) decrease in accounts receivable finance	107	190
(Increase) decrease in inventory	(6,958)	(6,890)
(Increase) decrease in prepaid expenses	(775)	(297)
(Increase) decrease in other assets	(2)	31
Increase (decrease) in accounts payable	4,308	1,501
Increase (decrease) in accrued expense	(277)	(175)
Increase (decrease) in other current liabilities	1,256	(37)
Increase (decrease) in other long-term liabilities	(31)	(35)

Net cash used for operating activities	(8,096)	(2,066)

Cash flows from investing activities:
Proceeds from the sale of fixed assets	—	12
Purchase of property and equipment	(446)	(804)

Net cash used for investing activities	(446)	(792)

Cash flows from financing activities:
Borrowing on revolving term credit facilities	4,103	4,161
Net borrowings (repayments) on working capital facilities	2,350	(546)
New borrowings—notes payable	677	809
Note payments	(725)	(536)
Shares repurchased for income tax withholding on share-based compensation	(6)	—
Proceeds from capital leases	—	827
Payments on capital lease obligations	(710)	(509)

Net cash provided by financing activities	5,689	4,206

Net (decrease) increase in cash and cash equivalents	(2,853)	1,348
Effect of exchange rate change on cash	(49)	(66)
Cash and cash equivalents at the beginning of the year	6,091	1,889

Cash and cash equivalents at end of period	$3,189	$3,171

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

CVS Ferrari, srl (“CVS”) designs and manufactures a range of reach stackers and associated lifting equipment for the global container handling market, that are sold through a broad dealer network. On November 30, 2013, CVS acquired the assets of Valla SpA (“Valla”) located in Piacenza, Italy. Valla offers a full range of precision pick and carry cranes from 2 to 90 tons, using electric, diesel, and hybrid power options. Its cranes offer wheeled or tracked, and fixed or swing boom configurations, with special applications designed specifically to meet the needs of its customers.

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

Equipment distribution segment

The Equipment Distribution segment operates as Manitex Valla North America sales organization and is a distributor of Terex rough terrain and truck cranes, PM knuckle boom cranes and Manitex’s products. The Equipment Distribution segment predominately sells its products to end users, including the rental market. Its products are used primarily for infrastructure development and commercial construction applications include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance. The Equipment Distribution segment supplies repair parts for a wide variety of medium to heavy duty construction equipment and sell both domestically and internationally. The segment also provides repair services in the Chicago area. The North American Equipment Exchange division, (“NAEE”), markets previously-owned construction and heavy equipment, domestically and internationally. This Division provides a wide range of used lifting and construction equipment of various ages and condition, and the Company has the capability to refurbish the equipment to the customers’ specification.

2. Basis of Presentation

The accompanying consolidated financial statements, included herein, have been prepared by the Company without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed) necessary for a fair presentation of the Company’s financial position as of June 30, 2014, and results of its operations and cash flows for the periods presented. The consolidated balances as of December 31, 2013 were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the year.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amounts the Company’s customers are invoiced and do not bear interest. Accounts Receivable is reduced by an allowance for amounts that may become uncollectible in the future. The Company’s estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where the Company has information that the customer may have an inability to meet its financial obligations. The Company had allowances for doubtful accounts of $419 and $333 at June 30, 2014 and December 31, 2013, respectively.

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

Revenue Recognition

For products shipped FOB destination, sales are recognized when the product reaches its FOB destination, or when the services are rendered, which represents the point when the risks and rewards of ownership are transferred to the customer. For products shipped FOB shipping point, revenue is recognized when the product is shipped, as this is the point when title and risk of loss pass from us to our customers. Under certain contracts with our customers title passes to the customers when the units are completed. The units are segregated from our inventory and identified as belonging to the customer, the customer is notified that the units are complete and wait pick up or delivery as specified by the customer before income is recognized. Additionally, the customer signs an “Invoice Authorization Form” which authorizes us to invoice the unit per terms of the contract and acknowledges that the customer has economic ownership and control over the unit. The Company insures any custodial risk that it may retain.

When contracts with customer do not transfer title when the unit has been completed, customers may be invoiced prior to the time customers take physical possession. Revenue is recognized in such cases only when the customer has a fixed commitment to purchase the units, the units have been completed, tested and made available to the customer for pickup or delivery, and the customer has authorized in writing that we hold the units for pickup or delivery at a time specified by the customer. In such cases, the units are invoiced under our customary billing terms, title to the units and risks of ownership pass to the customer upon invoicing, the units are segregated from our inventory and identified as belonging to the customer and we have no further obligations under the order.

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

The fair value of the promissory note is $228 and was calculated to be to equal the present value of future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of 1.5% was determined to be the appropriate rate following an assessment of the risk inherent in the debt issued and the market rate for debt of this nature using corporate credit ratings. The $28 difference between face amount of the promissory note and its fair value is being amortized over the life of the note and is a reduction of interest expense.

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

At December 31, 2013, it was stated that the purchase price allocation was preliminary and was subject to final review of certain receivable and deposit balances. During the quarter ended March 31, 2014, the purchase price allocation was finalized. As a result, the receivable due from the seller decreased by $234, accrued expenses decreased by $86 and goodwill increased by $148. The components of this adjustment are non-cash items and, therefore, are not included in the Statement of Cash Flows for the period ended March 31, 2014.

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

Pro forma information for Sabre and Valla

The following unaudited pro forma information assumes the acquisition of Sabre and Valla occurred on January 1, 2013. The unaudited pro forma results have been prepared for informational purposes only and do not purport to represent the results of operations that would have been had the acquisition occurred as of the date indicated, nor of future results of operations. The unaudited pro forma results for the three and six months ended June 30, 2013 are as follows (in thousands, except per share data):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Net revenues	$69,145	$135,283
Net income	$2,785	$4,467
Income per share:
Basic	$0.22	$0.36
Diluted	$0.22	$0.36
Weighted average common shares outstanding:
Basic	12,383,807	12,373,747
Diluted	12,425,421	12,410,570

Pro Forma Adjustment Note

Pro forma adjustments were made to give effect to the amortization of intangibles and capitalized bank fees related to term loans recorded as a result of the acquisitions, which would have resulted in $129 and $236 of additional expenses for the three and six months ended June 30, 2013. Pro forma adjustments to record interest expense on term loans would have resulted in $139 and $278 of additional interest expense for the three and six months ended June 30, 2013. Pro forma adjustments for the difference between historical depreciation and depreciation calculated using the fair market value of the fixed assets acquired and the current useful lives and to write off the fair market inventory adjustment related to beginning inventory as the beginning inventory has been sold resulted in a decrease in expense of $15 and an increase in expense of $48 for the three and six months ended June 30, 2013.

Pro forma adjustments for acquisition costs including accounting, legal and consulting fees would have resulted in a decrease in expense of $15 and an increase to expense of $243 for the three and six months ended June 30, 2013. Pro forma adjustments were made to record the tax effect of the above entries. The effect of recording pro forma adjustments was to decrease tax expense by $75 and $257 for the three and six months ended June 30, 2013.

Additionally, the Company recorded a provision for income taxes of $215 and $388 on Sabre earnings for the three and six months ended June 30, 2013. Historically, Sabre did not record income taxes as it was a Sub Chapter S Corporation. Finally, the Company recorded a tax benefit of $82 and $177 for the three and six months ended June 30, 2013 related to Valla operating loss.

A pro forma adjustment was made to increase both basic and diluted weighted average common shares outstanding for both the three and six months ended June 30, 2013 by 87,928 to reflect the shares issued in connection with the Sabre acquisition.

There are no pro forma adjustments for the three and six months ended June 30, 2014.

4. Financial Instruments—Forward Currency Exchange Contracts

The following tables set forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 by level within the fair value hierarchy. As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is a summary of items that the Company measures at fair value on a recurring basis:

	Fair Value at June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Forward currency exchange contracts	$—	$44	$—	$44

Total current assets at fair value	$—	$44	$—	$44

Liabilities:
Forward currency exchange contracts	$—	$31	$—	$31
Valla contingent consideration (see Note 3)	—		250	250

Total current liabilities at fair value	$—	$31	$250	$281

	Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Forward currency exchange contracts	$—	$40	$—	$40

Total current assets at fair value	$—	$40	$—	$40

Liabilities:
Forward currency exchange contracts	$—	$47	$—	$47
Valla contingent consideration (see Note 3)	—	—	250	250

Total current liabilities at fair value	$—	$47	$250	$297

Fair Value Measurements

ASC 820-10 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	—	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	—	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3	—	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

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

At June 30, 2014, the Company had entered into a forward currency exchange contract. The contract obligates the Company to sell approximately CDN $1,099. The contract matures on November 7, 2014. Under the contract, the Company will sell Canadian dollars at 0.9102. The Canadian to US dollar exchange rates was $0.9372 at June 30, 2014. At June 30, 2014, the Company had forward currency contracts to sell €800 at 1.4251, €400 at 1.3635 and €100 at 1.3538 with contract maturity dates of July 2, 2014, February 10, 2015 and January 31, 2015, respectively. The Euro to US dollar exchange rate was 1.3690 at June 30, 2014. The unrealized currency exchange asset is reported under prepaid expense and other if it is an asset or under accrued expenses if it is a liability on the balance sheet.

As of June 30, 2014, the Company had no outstanding forward currency contracts that were in place to hedge future sales. Therefore, there are currently no unrealized pre-tax gains or loss which will reclassified from other comprehensive income into earnings during the next 12 months.

As of June 30, 2014, the Company had the following forward currency contracts:

Nature of Derivative	Amount		Type
Forward currency contract	CDN$	1,099	Not designated as hedge instrument
Forward currency contract		€1,300	Not designated as hedge instrument

The following table provides the location and fair value amounts of derivative instruments that are reported in the Consolidated Balance Sheet as of June 30, 2014 and December 31, 2013:

Total derivatives NOT designated as a hedge instrument

	Balance Sheet Location	Fair Value
		June 30, 2014	December 31, 2013
Asset Derivatives
Foreign currency Exchange Contract	Prepaid expense and other	$44	$40

Liabilities Derivatives
Foreign currency Exchange Contract	Accrued expense	$31	$37

Total derivatives designated as a hedge instrument

		Fair Value
Liabilities Derivatives	Balance Sheet Location	June 30, 2014	December 31, 2013
Foreign currency Exchange Contract	Accrued expense	$—	$10

The following tables provide the effect of derivative instruments on the Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013:

	Location of gain or (loss) recognized in Income Statement	Gain or (loss)
		Three months ended June 30,		Six-months ended June 30,
		2014	2013	2014	2013
Derivatives Not designated as Hedge Instrument
Forward currency contracts	Foreign currency transaction (losses)	$(10)	$(106)	$(69)	$(123)

		Gain or (loss)
	Location of gain or (loss) recognized in Income Statement	Three months ended June 30,		Six months ended June 30,
		2014	2013	2014	2013
Derivatives designated as Hedge Instrument
Forward currency contracts	Net (loss)	$—	$—	$(26)	$—

The following table shows the beginning and ending amounts of gains and losses related to hedges which have been included in Other Comprehensive Income and related activity net of income taxes for the three and six months ended June 30, 2014 and 2013.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Beginning balance (loss) gain, net of income taxes	$—	$—	$(7)	$—
Amounts recorded in OCI net of (loss) gain, net of income taxes	—	—	(11)	—
Amount reclassified to income, loss (gain), net of income taxes	—	—	18	—

Ending balance gain (loss), net of income taxes	$—	$—	$—	$—

The Counterparty to each of the currency exchange forward contracts is a major financial institution with credit ratings of investment grade or better and no collateral is required. Management continues to monitor counterparty risk and believes the risk of incurring losses on derivative contracts related to credit risk is unlikely.

6. Net Earnings per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of restricted stock units. Details of the calculations are as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net Income per common share
Basic	$2,986	$2,655	$4,863	$4,566
Diluted	$2,986	$2,655	$4,863	$4,566
Earnings per share
Basic	$0.22	$0.22	$0.35	$0.37
Diluted	$0.22	$0.22	$0.35	$0.37
Weighted average common share outstanding
Basic	13,822,383	12,295,879	13,814,848	12,285,819

Diluted
Basic	13,822,383	12,295,879	13,814,848	12,285,819
Dilutive effect of restricted stock units	51,906	41,614	42,550	36,823

	13,874,289	12,337,493	13,857,398	12,322,642

7. Equity

Stock Issuance

Stock issued to employees and Directors

The Company issued shares of common stock to employees and Directors at various times in 2014 as restricted stock units issued under the Company’s 2004 Incentive Plan vested. Upon issuance entries were recorded to increase common stock and decrease paid in capital for the amounts shown below. The following is a summary of stock issuances that occurred during the period:

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
March 6, 2014	Directors	6,600	$106
June 5, 2014	Employees	1,141	12

		7,741	$118

On March 6, 2014, the Company paid a portion of officers and employee 2013 bonuses in stock. This resulted in an issuance of 14,292 shares with a value of $228. Upon issuance, the Company’s common stock was increased by $228 and the bonus accrual was decreased by a corresponding amount.

Stock Repurchase

On June 5, 2014, the Company purchased 392 shares of Common Stock from certain employees at $16.75 per share the closing price on that date. The stock was purchased from the employees to satisfy employees’ withholding tax obligations related to stock issued on June 5, 2014. Common stock was reduced by $7, the value of the shares purchased.

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

The following table contains information regarding restricted stock units:

June 30, 2014
Outstanding on January 1, 2014	142,851
Units granted during the period	34,292
Vested and issued	(22,033)
Forfeited	(1,035)

Outstanding on June 30, 2014	154,075

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

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $199 and $96 for the three months and $483 and $247 for the six months ended June 30, 2014 and 2013, respectively. Additional compensation expense related to restricted stock units will be $398, $707 and $364 for the remainder of 2014, 2015 and 2016, respectively.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company is evaluating the impact that adoption of this guidance will have on the determination or reporting of its financial results.

Except as noted above, the guidance issued by the FASB during the current year is not expected to have a material effect on the Company’s consolidated financial statements.

9. Inventory

The components of inventory are as follows:

	June 30, 2014	December 31, 2013
Raw materials and purchased parts,	$55,082	$48,537
Work in process	8,510	9,807
Finished goods	16,168	14,390

Inventory, net	$79,760	$72,734

10. Goodwill and Intangible Assets

	June 30, 2014	December 31, 2013	Useful lives
Patented and unpatented technology	$15,064	$13,734	7-10 years
Amortization	(10,247)	(8,774)
Customer relationships	14,497	15,540	10-20 years
Amortization	(3,785)	(4,005)
Trade names and trademarks	8,805	9,118	25 years-indefinite
Amortization	(1,672)	(1,621)
Non-competition agreements	50	50	2-5 years
Amortization	(15)	(6)
Customer backlog	469	469	< 1 year
Amortization	(469)	(469)

Total Intangible assets	$22,697	$24,036

Amortization expense for intangible assets was $658 and $553 for the three months and $1,317 and $1,092 for the six months ended June 30, 2014 and 2013, respectively.

Changes in goodwill for the six months ended June 30, 2014 are as follows:

	Equipment Lifting Segment	Equipment Distribution Segment	Total
Balance January 1, 2014	$22,239	$275	$22,514
Effect of change in exchange rates	(22)	—	(22)

Balance June 30, 2014	$22,217	$275	$22,492

11. Accounts Payable and Accrued Expenses

	June 30, 2014	December 31, 2013
Account payable:
Trade	$29,002	$24,974
Bank overdraft	64	—

Total accounts payable	$29,066	$24,974

Accrued expenses:
Accrued payroll	$2,303	$1,951
Accrued employee benefits	40	24
Accrued bonuses	79	1,998
Accrued vacation expense	1,199	888
Accrued interest	162	237
Accrued commissions	426	532
Accrued expenses—other	479	306
Accrued warranty	1,038	1,070
Accrued income taxes	604	473
Accrued taxes other than income taxes	1,877	1,087
Accrued product liability and workers compensation claims	273	202
Accrued liability on forward currency exchange contracts	27	40

Total accrued expenses	$8,507	$8,808

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

	Six Months Ended
	June 30, 2014	June 30, 2013
Balance January 1,	$1,070	$988
Accrual for warranties issued during the period	755	1,111
Warranty services provided	(830)	(968)
Changes in estimate	43	(94)
Foreign currency translation	—	(3)

Balance June 30,	$1,038	$1,034

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

U.S. Revolver

At June 30, 2014, the Company had drawn $33,868 under the $40,000 U.S. Revolver. The U.S. Revolver bears interest, at the Company’s option at the base rate plus a spread or an adjusted LIBOR rate plus a spread. The base rate is the greater of the bank’s prime rate, the federal funds rate plus 1.00% or the 30 day LIBOR rate Adjusted Daily plus 1.00%. For the U.S. Revolver the interest rate spread for Base Rate is between 1.625% and 2.250% and for LIBOR the spread is between 2.265% and 3.250% in each case with the spread being based on the consolidated total debt to consolidated adjusted EBITDA ratio, as defined in the Credit Agreement, for the preceding twelve months. The base rate and LIBOR spread is currently 1.625% and 2.625%, respectively. Funds borrowed under the LIBOR options can be borrowed for periods of one, two, three or six months.

The $40,000 U.S. Revolver is a secured financing facility under which borrowing availability is limited to existing collateral as defined in the agreement. The maximum amount available is limited to (1) the sum of 85% of eligible receivables, (2) the lesser of 50% of eligible inventory or $18,000, (3) the lesser of 80% of used equipment purchased for resale or rent or $2,000 reduced by (4) outstanding standby letter or credits issued by the bank. At June 30, 2014, the maximum the Company could borrow based on available collateral was capped at $39,375.

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

Revolving Canadian term Credit Facility

At June 30, 2014, the Company had drawn $7,574 under the Canadian Revolver. The Company is eligible to borrow up to $9,000. The maximum amount available is limited to the sum of (1) 85% of eligible receivables plus (2) 30% of eligible work-in-process inventory not to exceed CDN $1,000 and (3) 50% of eligible inventory excluding work in process inventory. Under the agreement, total inventory collateral, however, cannot exceed CDN$7,000. At June 30, 2014, the maximum the Company could borrow based on available collateral was $8,419. The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets. The Company can borrow in either U.S. or Canadian dollars. For the Canadian Revolver, the interest rate spread for U.S. prime based borrowing is between 0.00% and 0.25% and for Canadian prime based borrowings the interest rate spread is between 0.00% and 0.75%, in each case with the spread being based on the consolidated total debt to consolidated adjusted EBITDA ratio, as defined in the Credit Agreement, for the preceding twelve months. As of June 30, 2014 the spread on both the U.S. Prime based borrowing and Canadian Prime based borrowings was 0.00%.

Under the Credit Agreement, the banks are also paid 0.375% annual facility fee payable in quarterly installments.

Specialized Export Facility

The Canadian Revolving Credit facility contains an additional $3,000 Specialized Export Facility that matures on June 1, 2015. Borrowings under the Specialized Export Facility are guaranteed by the Company and Export Development Canada (“EDC”), a corporation established by an Act of Parliament of Canada. Under the Export Facility Liftking can borrow 90% of the total cost of material and labor incurred on export contracts which are subject to the EDC guarantee. The EDC guarantee, which expires on June 1, 2015, is issued under their export guarantee program and covers certain goods that are to be exported from Canada. At June 30, 2014, the maximum the Company could have borrowed based upon available collateral under the Specialized Export Facility was $3,000. Under this facility, the Company can borrow either Canadian or U.S. dollars.

Any borrowings under the facility in Canadian dollars currently bear interest of 3.00% which is based on the Canadian prime rate (the Canadian prime was 3.0% at June 30, 2014). Any borrowings under the facility in U.S. dollars bear interest at the U.S. prime rate (prime was 3.25% at June 30, 2014). Repayment of advances made under the Export Facility are due sixty days after shipment of the goods, or five business days after the borrower receives payment in full for the goods covered by the guarantee (the “Scheduled Payment Date”) or upon the termination of the EDC guarantee.

At June 30, 2014, the Company had outstanding borrowing in connection with the Specialized Export Facility of $2,625.

Note Payable—Terex

At June 30, 2014, the Company has a note payable to Terex Corporation with a remaining balance of $500. The note was issued in connection with the purchase of substantially all of the domestic assets of Crane & Machinery, Inc. (“Crane”) and Schaeff Lift Truck, Inc., (“Schaeff”). The note provides bears interest at 6% annually and is payable quarterly. Terex has been granted a lien on and security interest in all of the assets of the Company’s Crane & Machinery Division as security against the payment of the note.

The Company has two remaining principal payments of $250 due on March 1, 2015 and March 1, 2016. As long as the Company’s common stock is listed for trading on the NASDAQ or another national stock exchange, the Company may opt to pay up to $150 of each annual principal payment in shares of the Company’s common stock having a market value of $150.

Load King Debt

In November 2011, the Company’s Load King Subsidiary used its manufacturing facility as collateral to secure mortgage financing with BED (South Dakota Board of Economic Development) and a bank. Load King pledged its equipment to the bank to secure additional term debt (“Equipment Note”). The funds received in connection with the above borrowing were used to repay a promissory note to Terex Corporation (“Terex”), which was issued in connection with the Load King acquisition. The BED Mortgage, the bank mortgage and the Equipment Note, which are all guaranteed by the Company, have outstanding balances as of June 30, 2014 of $773, $796 and $273, respectively.

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

Sabre note payable

At June 30, 2014, Sabre had a note payable with a balance of $4 which bears interest at approximately 11.8% and matures on September 1, 2014. Under the terms of the note, Sabre is required to make monthly payments of $1 which includes accrued interest.

CVS Short-Term Working Capital Borrowings

At June 30, 2014, CVS had established demand credit facilities with ten Italian banks. Under the facilities, CVS can borrow up to €260 ($356) on an unsecured basis and additional amounts as advances against orders, invoices and letter of credit with a total maximum facilities (including the unsecured portion) of €10,487 ($14,357). The Company has granted guarantees in respect to available credit facilities in the amount of €7,867 ($10,770). The maximum amount outstanding is limited to 80% of the assigned accounts receivable if there is an invoice issued or 50% if there is an order/contract issued. The banks will evaluate each request to borrow individually and determine the allowable advance percentage and interest rate. In making its determination the bank considers the customer’s credit and location of the customer.

At June 30, 2014, the banks had advanced CVS €6,450 ($8,829), at variable interest rates which currently range from 2.10% to 11%. At June 30, 2014, the Company has guaranteed €5,633 ($7,712) of CVS’s outstanding debt. Additionally, the banks had issued performance bonds which total €521 ($714) which have been guaranteed by the Company.

Note Payable—Bank

At June 30, 2014, the Company has a $273 note payable to a bank. The note dated January 10, 2014 had an original principal amount of $678 and an annual interest rate of 3.45%. Under the terms of the note the company is required to make ten monthly payments of $69 commencing January 30, 2014. The proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums.

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

As of June 30, 2014, the note had remaining principal balance of $226.

Capital leases

Georgetown facility

The Company has a twelve year lease, which expires in April 2018 that provides for monthly lease payments of $74 for its Georgetown, Texas facility. The lease has been classified as a capital lease. At June 30, 2014, the outstanding capital lease obligation is $2,440.

Winona facility

The Company has a five year lease which expires in July 10, 2014 that provides for monthly lease payments of $25 for its Winona, Minnesota facility. The Company has an option to purchase the facility for $500 by giving notice to the landlord of its intent to purchase the Facility. The Landlord must receive such notice at least three months prior to end of the Lease term. At June 30, 2014, the Company has outstanding capital lease obligation of $504. The Company has given the Landlord the required notice and expects to complete the purchase of the building during the third quarter 2014.

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

The following is a summary of amounts financed under equipment capital lease agreements:

	Amount Borrowed	Repayment Period	Amount of Monthly Payment	Balance As of June 30, 2014
New equipment	$225	60	$4	$133
Used equipment	$1,754	36	$53	$902

Total	$1,979		$57	$1,035

The Company has three additional capital leases. As of June 30, 2014, the capitalized lease obligation related to this lease was $105.

Note 14. Legal Proceedings and Other Contingencies

The Company is involved in various legal proceedings, including product liability, employment related issues, and workers’ compensation matters which have arisen in the normal course of operations. The Company has product liability insurance with self-insurance retention that range from $50 to $500. Certain cases are at a preliminary stage, and it is not possible to estimate the amount or timing of any cost to the Company. However, the Company does not believe that these contingencies, in the aggregate, will have a material adverse effect on the Company.

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

Additionally beginning on December 31, 2011, the Company’s workmen’s compensation insurance policy has a per claim deductible of $250 and aggregates of $1,000, $1,150 and $1,325 for 2012, 2013 and 2014 policy years, respectively. The Company is fully insured for any amount on any individual claim that exceeds the deductible and for any additional amounts of all claims once the aggregate is reached. The Company currently has several workmen compensation claims related to injuries that occurred after December 31, 2011 and therefore are subject to a deductible. The Company does not believe that the contingencies associated with these worker compensation claims in aggregate will have a material adverse effect on the Company. Prior to December 31, 2011, worker compensation claims were fully insured.

On May 5, 2011, Company entered into two separate settlement agreements with two plaintiffs. As of June 30, 2014, the Company has a remaining obligation under the agreements to pay the plaintiffs $1,615 without interest in 17 annual installments of $95 on or before May 22 each year. The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total payment will be charged to interest expense over payment period.

It is reasonably possible that the “Estimated Reserve for Product Liability Claims” may change within the next 12 months. A change in estimate could occur if a case is settled for more or less than anticipated, or if additional information becomes known to the Company.

The Company had a conditional commitment to purchase the building in which CVS Ferrari srl operates. Under the agreement, CVS Ferrari srl had a commitment to purchase the building at the conclusion of a rental period that ended on June 30, 2014 for €9,200. The commitment to purchase the building was contingent on CVS Ferrari srl being able to secure a mortgage on market terms for 75% of the purchase price. The Company is not required to purchase the building as required financing could not be obtained due to the appraised value of the building. The Company is continuing to lease the aforementioned facility.

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

Sabre and Valla results are included in the Company’s results from their respective dates of acquisition August 19, 2013 and November 30, 2013.

The following is financial information for our two operating segments, i.e., Lifting Equipment and Equipment Distribution.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues
Lifting Equipment	$65,461	$58,678	$124,102	$113,422
Equipment Distribution	4,385	3,904	9,102	8,731
Inter-segment sales	(1,447)	(28)	(2,229)	(33)

Total	$68,399	$62,554	$130,975	$122,120
Operating income from continuing operations
Lifting Equipment	$6,685	$6,412	$12,006	$10,840
Equipment Distribution	60	78	121	303
Corporate expenses	(1,385)	(1,886)	(3,120)	(3,282)
Elimination of inter-segment profit in inventory	(182)	—	(218)	—

Total operating income	$5,178	$4,604	$8,789	$7,861

The Lifting Equipment segment operating earnings includes amortization of $622 and $516 for the three months and $1,244 and $1,019 for the six months ended June 30, 2014 and 2013, respectively. The Equipment Distribution segment operating earnings includes amortization of $36 and $37 for the three months and $73 and $73 for the six months ended June 30, 2014 and 2013, respectively.

	June 30, 2014	December 31, 2013
Total Assets
Lifting Equipment	$181,680	$170,722
Equipment Distribution	15,762	10,847
Corporate	1,273	1,075

Total	$198,715	$182,644

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

As of June 30, 2014 the Company had an accounts receivable of $189 from LiftMaster and SL and accounts payable of $2 and $1,119 to BGI and SL, respectively. As of December 31, 2013 the Company had an accounts receivable of $6 and $7 from LiftMaster and SL, respectively and accounts payable of $6 and $796 to BGI and SL, respectively.

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

		Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Rent paid	Bridgeview Facility 1	$63	$63	$126	$125

Sales to:	SL Industries, Ltd.	$1	$36	$3	$43
	LiftMaster	25	1	183	3

Total Sales		$26	$37	186	$46

Purchases from:
	BGI USA, Inc.	$6	$17	$21	$81
	SL Industries, Ltd.	1,582	1,108	2,426	2,208
	LiftMaster	—	1	—	10

Total Purchases		$1,588	$1,126	$2,447	$2,299

1.

The Company leases its 40,000 sq. ft. Bridgeview facility from an entity controlled by Mr. David Langevin, the Company’s Chairman and CEO. Pursuant to the terms of the lease, the Company makes monthly lease payments of $21. The Company is also responsible for all the associated operations expenses, including insurance, property taxes, and repairs. The lease will expire on June 30, 2020 and has a provision for six one year extension periods. The lease contains a rental escalation clause under which annual rent is increased during the initial lease term by the lesser of the increase in the Consumer Price Increase or 2.0%. Rent for any extension period shall however, be the then-market rate for similar industrial buildings within the market area. The Company has the option, to purchase the building by giving the Landlord written notice at any time prior to the date that is 180 days prior to the expiration of the lease or any extension period. The Landlord can require the Company to purchase the building if a change of Control Event, as defined in the agreement occurs by giving written notice to the Company at any time prior to the date that is 180 days prior to the expiration of the lease or any extension period. The purchase price regardless whether the purchase is initiated by the Company or the landlord will be the Fair Market Value as of the closing date of said sale.

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

The increase in the effective tax rate from 2013 to 2014 is partially due to the absence of research and development tax credits in 2014. The federal research & development tax credit expired as of December 31, 2013 and is unavailable for 2014. During 2013, the Company recorded an income tax benefit for federal research and development tax credits generated in both 2012 and 2013 as such credits were reinstated into law in January 2013 on a retroactive basis.

For the three months ended June 30, 2014, the Company recorded an income tax expense of $1,437 which consisted primarily of anticipated federal, state and local, and foreign taxes. For the three months ended June 30, 2013, the Company recorded an income tax expense of $1,204 which consisted primarily of anticipated federal, state and local, and foreign taxes.

For the six months ended June 30, 2014, the Company recorded an income tax expense of $2,342. For the six months ended June 30, 2013, the Company recorded an income tax expense of $1,890 which included discrete items of $110 primarily related to 2012 Federal Research & Development tax credits which were retroactively enacted by the American Taxpayer Reconciliation Act on January 2, 2013.

The Company’s total unrecognized tax benefits as of June 30, 2014 and 2013 were approximately $260 and $353, which, if recognized, would affect the Company’s effective tax rate. As of June 30, 2014 the Company had accrued immaterial amounts for the potential payment of interest and penalties.

18. Subsequent Events

On July 21, 2014, the Company entered into a series of agreements to acquire PM Group S.p.A, (“PM Group”), a manufacturer of truck mounted cranes, and its subsidiary Oil & Steel, S.p.A (“O&S”), both based in San Cesario sul Panaro, Modena, Italy (the “Transaction”). The Transaction is contingent on the approval by an Italian bankruptcy court of a Debt Restructuring Agreement, dated July 21, 2014, between PM Group, O&S, and six Italian banks.

Additionally, on July 21, 2014, the Company executed an amendment to the Company’s credit facility. The amendment provides for a $25,000,000 Optional Incremental Term Loan which can be drawn on in the future for the sole purpose of purchasing PM Group.

On July 21, 2014, two Current Reports on Form 8-K were filed with United States Securities and Exchange Commission. These two 8-Ks contain additional details regarding the PM Group agreements and the amendment to the Company’s credit facility.

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

CVS Ferrari, srl (“CVS”) located near Milan, Italy designs and manufactures a range of reach stackers and associated lifting equipment for the global container handling market, that are sold through a broad dealer network. On November 30, 2013, CVS purchased the assets of Valla SpA. Valla manufactures and markets a line of precision pick and carry cranes from 2 to 90 tons, using electric, diesel and hybrid power. Its crane offer wheeled or tracked, fixed or swing boom configurations, with dozens of special applications designed specifically to meet the needs of its customers.

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

Equipment Distribution Segment

The Equipment Distribution segment operates as Manitex Valla North America sales organization and is a distributor of Terex rough terrain and truck cranes, PM knuckle boom cranes and Manitex’s products. The Equipment Distribution segment predominately sells its products to end users, including the rental market. Its products are used primarily for infrastructure development and commercial constructions applications including road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance. The Equipment Distribution segment supplies repair parts for a wide variety of medium to heavy duty construction equipment and sell both domestically and internationally. The segment also provides repair services in the Chicago area. The North American Equipment Exchange division, (“NAEE”), markets previously-owned construction and heavy equipment, both domestically and internationally. This Division provides a wide range of used lifting and construction equipment of various ages and condition, and the Company has the capability to refurbish the equipment to the customers’ specification.

Economic Conditions

The overall market for construction equipment continues to improve but has not returned to pre-2008 levels. A very significant portion of the Company’s revenues has been attributed to demand from niche market segments, particularly the North American energy sector. In our 2013 10-K we stated that, there had been a softening in the demand for our products which was related to the energy sector and that the Company believed that the current decrease in demand from the energy sector was temporary. This softness continued through much of the first quarter together with slower construction market demand caused a decrease in revenues from our existing products which was more than offset by additional revenues related to our acquisitions. Towards the end of the first quarter, the Company received significant new orders, which increased our backlog to $103 million at June 30, 2014 from $77 million at December 31, 2013. This increase in orders will have a positive impact on future revenues. The Company believes that the North American energy sector will continue to grow and in turn will drive future demand for our products.

Additionally, the market for port handling equipment in Europe, CVS’s historical market, overall continued to be weak. CVS has, however, been able to offset this effect by expanding their sales effort into other international markets and were able to secure an increase in orders in Q2 of 2014.

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

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Net income for the three month periods ended June 30, 2014 and 2013

For the three months ended June 30, 2014 and 2013 the Company had a net income of $3.0 million and $2.7 million, respectively.

For the three months ended June 30, 2014, the net income of $3.0 million consisted of revenue of $68.4 million, cost of sales of $55.3 million, research and development costs of $0.6 million, SG&A expenses of $7.4 million, interest expense of $0.7 million, and income tax expense of $1.4 million.

For the three months ended June 30, 2013, the net income of $2.7 million consisted of revenue of $62.6 million, cost of sales of $50.3 million, research and development costs of $0.6 million, SG&A expenses of $7.0 million, interest expense of $0.8 million, and income tax expense of $1.2 million.

Net revenues and gross profit— For the three months ended June 30, 2014, net revenues and gross profit were $68.4 million and $13.1 million, respectively. Gross profit as a percent of revenues was 19.2% for the three months ended June 30, 2014. For the three months ended June 30, 2013, net revenues and gross profit were $62.6 million and $12.3 million, respectively. Gross profit as a percent of revenues was 19.6% for the three months ended June 30, 2013.

Net revenues increased $5.8 million or 9.3% to $68.4 million for the three months ended June 30, 2014 from $62.6 million for the comparable period in 2013. The increase in revenues is due to revenues generated by Sabre and Valla, two companies that were acquired subsequent to June 30, 2013. Revenues from existing businesses were relatively flat. An increase in container handling sales were offset by decreased revenues from our other product lines.

Our Gross profit percent was relatively consistent decreasing a modest 0.4% to 19.2% for the three months ended June 30, 2014 from 19.6% for the three months ended June 30, 2013.

Research and development—Research and development was $0.6 million for the three months ended June 30, 2014 compared to $0.6 million for the same period in 2013.

Selling, general and administrative expense—Selling, general and administrative expense for the three months ended June 30, 2014 was $7.4 million compared to $7.1 million for the comparable period in 2013, an increase of $0.4 million. However, selling, general and administrative expense as a percent of revenues decreased to 10.8% for the three months ended June 30, 2014 from 11.3% for the same period in 2013.

The two companies acquired subsequent to June 30, 2013 had selling general and administrative expenses of approximately $0.9 million. This additional expense was offset by a net decrease in other expenses. A decrease in the provision for performance based incentive compensation of approximately $0.7 million contributed to the net decrease, which was offset by a net increase in other expenses including additional cost associated with the expansion of our sales organization.

Operating income—For the three months ended June 30, 2014 and 2013, the Company had operating income of $5.2 million and $4.6 million, respectively. The increase in operating income is due to an increase in gross profit of $0.9 million offset by $0.3 million increase in operating expenses. An increase in revenues accounts for the increase in gross profit as the gross profit percent decreased 0.4% between the second quarter 2013 and 2014. The increase in operating expenses is related to increased selling, general and administrative expenses which is explained above.

Interest expense—Interest expense was $0.72 million for the three months ended June 30, 2014 compared to $0.75 million for the comparable period in 2013. The modest decrease in interest expense is attributed to a decrease in the average interest rate paid by the Company which was offset by an increase in outstanding borrowings. The rate decreased as the interest rate on much of the Company’s revolving debt is now indexed to LIBOR and the balances on higher interest rate term debt and capital leases have been reduced. The LIBOR based interest rate the Company is currently paying is lower than the prime rate that was being paid on revolving debt in the prior year.

Foreign currency transaction gains and losses—The Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds.

Foreign currency gains and losses for the three months ended June 30, 2014 and 2013 were insignificant.

Income tax—For the three months ended June 30, 2014, and 2013 the Company recorded an income tax expense of $1.4 million and $1.2 million, respectively. The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. The annual effective tax rates (excluding discrete items) are estimated to be approximately 32% and 31% for 2014 and 2013, respectively.

Income tax expense increased for the three months ended June 30, 2014 compared to the three month period end June 30, 2013. This occurred as the effective tax rate for the second quarter 2014 increased to 32.5% from 31.2% for the three month period ended June 30, 2013. The effective tax rate for 2014 is favorably impacted by the Domestic Production Activities Deduction (Section 199) and state research and development tax credits. Additionally, the Company was able to recognize a federal research and development tax credit in 2013 but not in 2014 as the provision in the Internal Revenue Code authorizing the R&D credit has expired for 2014.

Net income—Net income for the three months ended June 30, 2014 was $3.0 million. This compares with a net income for the three months ended June 30, 2013 of $2.7 million. The change in net income is explained above.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net income for the six month periods ended June 30, 2014 and 2013

For the six months ended June 30, 2014 and 2013 the Company had a net income of $4.9 million and $4.6 million, respectively.

For the six months ended June 30, 2014, the net income of $4.9 million consisted of revenue of $131 million, cost of sales of $106.2 million, research and development costs of $1.3 million, SG&A expenses of $14.7 million, interest expense of $1.5 million, foreign currency transaction gains of $0.1 million, and income tax expense of $2.3 million.

For the six months ended June 30, 2013, the net income of $4.6 million consisted of revenue of $122.1 million, cost of sales of $99.6 million, research and development costs of $1.4 million, SG&A expenses of $13.2 million, interest expense of $1.3 million, foreign currency transaction losses of $0.1 million, and income tax expense of $1.9 million.

Net Revenues and Gross Profit – For the six months ended June 30, 2014, net revenues and gross profit were $131.0 million and $24.7 million, respectively. Gross profit as a percent of revenues was 18.9% for the six months ended June 30, 2014. For the six months ended June 30, 2013, net revenues and gross profit were $122.1 million and $22.5 million, respectively. Gross profit as a percent of revenues was 18.4% for the six months ended June 30, 2013.

Net revenues increased $8.9 million or 7.3% to $131 million for the six months ended June 30, 2014 from $122.1 million for the comparable period in 2013.

Sabre and Valla, two companies acquired subsequent to June 30, 2013, had total revenues of approximately $14.0 million. Revenues generated by product lines that we sold in both the current and prior year declined by approximately $5.1 million. The decrease is primarily related to decreased revenues from the sale of material handling products, principally related to decreases in forklift and specialized trailer revenues. The decrease in forklift sales is attributed to a decrease in both military and commercial sales. Military sales have historically varied significantly from period to period depending on when orders are received. The Company expects increased revenues from the military sale in the second half of the year. Production issues were the primary reason for the decline in revenues for specialized trailers. These production issues are being addressed and the Company expects an increase in revenues from trailer sales in the third quarter.

Our gross profit percent was relatively consistent increasing a modest 0.5% to 18.9% for the six months ended June 30, 2014 from 18.4% for the six months ended June 30, 2013.

Research and development—Research and development for the six months ended June 30, 2014 was $1.3 million compared to $1.4 million for the comparable period in 2013. The Company’s research and development spending continues to reflects our continued commitment to develop and introduce new products that gives the Company a competitive advantage.

Selling, general and administrative expense—Selling, general and administrative expense for the six months ended June 30, 2014 was $14.7 million compared to $13.2 million for the comparable period in 2013, an increase of $1.5 million. Selling, general and administrative expense as a percent of revenues for the six months ended June 30, 2014 was 11.2% of revenues an increase of 0.4% from the 10.8% for the comparable period in 2013.

Approximately $1.7million of the increase is attributed to additional selling, general and administrative expenses at the two companies that were acquired subsequent to June 30, 2013. Another $0.7 million is related to expenses incurred in connection with our participation at the 2014 Con Expo trade show. The Con Expo show, which is held every three years, was held in Las Vegas in March of this year. This show is an international gathering place for the construction industries. It is estimated that 130,000 professionals from around the world attended the show. The two significant increases were offset by net other decreases of $0.9 million principally related to a decrease in the provision for performance based incentive compensation.

Operating income – For the six months ended June 30, 2014 and 2013, the Company had operating income of $8.8 million and $7.9 million, respectively. The increase in operating income is due to an increase in gross profit of $2.3 million offset by $1.4 million increase in operating expenses. An increase in revenues accounts for the increase in gross profit as the gross profit percent increased by 0.5% between the six month periods ended June 30, 2014 and 2013. The increase in operating expenses is related to increases in selling, general and administrative expense and research and development as explained above.

Interest expense – Interest expense was $1.5 million and $1.3 million for the six month periods ended June 30, 2014 and 2013, respectively. The increase in interest expense is related to increased expense during the first quarter of 2014. This increase is attributed to an increase in outstanding debt and higher interest rates during the first quarter. The interest rates paid on the Company’s revolving debt is determined using a pricing grid contained in our banking agreement. At the end of the first quarter, interest rates on our revolving debt were decreased according to the aforementioned grid. As a result interest expense for the second quarter 2014 was slightly less than it was in the prior year.

Foreign currency transaction (losses) gains – The Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds.

For the six months ended June 30, 2014, the Company had a foreign currency transaction gain of $0.1 million compared to a loss of $0.1 for the same period in 2013.

Income tax – For the six months ended June 30, 2014 and 2013, the Company recorded an income tax expense of $2.3 million and $1.9 million, respectively. The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. The annual effective tax rate (excluding discrete items) for 2014 is estimated to be approximately 32%, while the actual annual effective tax rate for 2013 was 30%, respectively.

Net income – Net income for the six months ended June 30, 2014 was $4.9 million. This compares with a net income for the six months ended June 30, 2013 of $4.6 million. The change in net income is explained above.

Segment information

Lifting Equipment Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues	$65,461	$58,678	$124,102	$113,422
Operating income (1)	6,685	6,412	12,006	10,840
Operating margin	10.2%	10.9%	9.7%	9.6%

(1)	Segment operating income does not include an allocation of corporate expenses. See the Reconciliation to the Income Statement below.

Net revenues

Net revenues increased $6.8 million to $65.5 million for the three months ended June 30, 2014 from $58.7 million for the comparable period in 2013. The increase in revenues is due to revenues generated by Sabre and Valla, two companies that were acquired subsequent to June 30, 2013. Revenues from existing businesses were relatively flat. An increase in container handling sales were offset by decreased revenues from our other product lines.

Net revenues increased $10.7 million to $124.1 million for the six months ended June 30, 2014 from $113.4 million for the comparable period in 2013. Sabre and Valla, two companies acquired subsequent to June 30, 2013, had total revenues of approximately $14.0 million. Revenues generated by product lines that we sold in both the current and prior year declined by approximately $3.3 million. The decrease is primarily related to decreased revenues from the sale of material handling products, principally related to decreases in forklift and specialized trailer revenues. The decrease in forklift sales is attributed to a decrease in both military and commercial sales. Military sales have historically varied significantly from period to period depending on when orders are received. The Company expects increased revenues from the military sale in the second half of the year. Production issues were the primary reason for the decline in revenues for specialized trailers. These production issues are being addressed and the Company expects an increase in revenues from trailer sales in the third quarter.

Operating income and operating margins

Operating income of $6.7 million for the three months ended June 30, 2014 was equivalent to 10.2% of net revenues compared to an operating income of $6.4 million for the three months ended June 30, 2013 or 10.9% of net revenues. The increase in operating income is due to an increase in gross profit of $0.8 million offset by increased operating expense of $0.5 million. The increase in operating expenses is related to operating expenses of $0.9 million at the two companies acquired subsequent to June 30, 2013 offset by a net decrease in other operating expenses of $0.3 million. The decrease in the operating margin percent is principally due to the modest decrease in the gross profit percent and to a lesser degree and a net increase in operating expense as percent of revenue.

Operating income of $12.0 million for the six months ended June 30, 2014 was equivalent to 9.7% of net revenues compared to an operating income of $10.8 million for the six months ended June 30, 2013 or 9.6% of net revenues. The increase in operating income is due to an increase in gross profit of $2.2 million offset by increased operating expense of $1.0 million. The increase in operating expenses is attributed to additional operating expenses at the two newly acquired companies and the cost incurred to attend the ConExpo trade show in March of this year. These two significant increases were partially offset by decreases selling expenses and commissions related our existing products, due to decreased revenues for existing products, and decreases in bonus provisions and selected staff reductions at certain operations.

Equipment Distribution Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues	$4,385	$3,904	$9,102	$8,731
Operating (loss) income	60	78	121	303
Operating margin	1.4%	2.0%	1.3%	3.5%

Net revenues

Net revenues increased $0.5 million to $4.4 million for the three months ended June 30, 2014 from $3.9 million for the comparable period in 2013. Net revenues increased $0.4 million to $9.1 million for the six months ended June 30, 2014 from $8.7 million for the comparable period in 2013.

The increase in the three and six month revenues is attributed to sales of Valla product during the three months ended June 30, 2014. The Equipment Distribution Segment is a distributor of Valla Products in North America.

Operating income (loss) and operating margins

The Equipment Distribution segment had an operating income of $0.1 million and $0.1 million for the three months ended June 30, 2014 and 2013, respectively.

The Equipment Distribution segment had an operating income of $0.1 million and $0.3 million for the six months ended June 30, 2014 and 2013, respectively. The decrease in operating income for the six months is primarily related to a decrease in operating income for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The Equipment Distribution segment had an operating income of $0.06 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively. Gross margin for the three months ended March 31, 2014 increased slightly as the increase in the gross profit percent more than offset the modest decrease in revenues. Operating income declined due to an increase in operating expenses. The increase in operating expense for the three months ended March 31, 2014 is attributed to several factors including (1) the expansion of the sales organization to support the new Valla and PM Group products, (2) higher building repair and maintenance costs, and (3) an increase in professional and accounting expenses.

Operating income for the second quarter decrease very slightly as increase operating expenses were largely offset by an increase in gross profit, the result of an increase in revenues.

Reconciliation to Statement of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Lifting Equipment	$65,461	$58,678	$124,102	$113,422
Equipment Distribution	4,385	3,904	9,102	8,731
Elimination of intersegment sales	(1,447)	(28)	(2,229)	(33)

Total	$68,399	$62,554	$130,975	$122,120

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating Income:
Lifting Equipment	$6,685	$6,412	$12,006	$10,840
Equipment Distribution	60	78	121	303
Corporate expenses	(1,385)	(1,886)	(3,120)	(3,282)
Elimination of intersegment profit in inventory	(182)	—	(218)	—

Total	$5,178	$4,604	$8,789	$7,861

Liquidity and Capital Resources

Cash and cash equivalents were $3.2 million at June 30, 2014 compared to $6.1 million at December 31, 2013. In addition, the Company has U.S. and Canadian revolving credit facilities, with maturity dates of August 19, 2018 and our Canadian Subsidiary has a specialized export facility. At June 30, 2014 the Company had approximately $6.7 million available in North America to borrow under its revolving credit facilities.

At June 30, 2014, CVS had established demand credit facilities with eleven Italian banks. Under the facilities, CVS can borrow up to €0.3 million ($0.4 million) on an unsecured basis and additional amounts as advances against orders, invoices and letter of credit with a total maximum facilities (including the unsecured portion) of €10.5 million ($14.4 million). The maximum amount outstanding is limited to 80% of the assigned accounts receivable if there is an invoice issued or 50% if there is an order/contract issued. The banks will evaluate each request to borrow individually and determine the allowable advance percentage and interest rate. In making its determination the bank considers the customer’s credit and location of the customer. At June 30, 2014, the banks had advanced CVS €6.5 million ($8.8 million) and had issued performance bonds which total €0.5 million ($0.7 million), which also count against the maximum that can be borrowed under these facilities.

During the six months ended June 30, 2014, total debt increased by $5.6 million to $59.8 million at June 30, 2014 from $54.2 million at December 31, 2013.

The following is a summary of the net increase in our indebtedness from December 31, 2013 to June 30, 2014:

Facility	Increase/ (decrease)
Revolving credit facility	$4.6 million
Revolving Canadian credit facility	(0.5) million
Revolving credit facility—specialized export facility	(0.1) million
Revolving credit facility—Equipment Line	(0.4) million
Note payable-Terex	(0.3) million
Note payable—bank (insurance premiums)	0.3 million
Capital leases	(0.3) million
Proceeds against orders, invoices, or letters of credit	2.3 million

$5.6 million

Outstanding borrowings

The following is a summary of our outstanding borrowings at June 30, 2014:

	Outstanding Balance	Interest Rate	Interest Paid	Principal Payment
U.S. Revolver	$33.9 million	3.25%	Monthly	n.a.
Canadian Revolver	7.6 million	3.50%	Monthly	n.a.
Specialized Export Facility	2.6 million	3.50%	Monthly	60 days after shipment or 5 days after receipt of payment
Load King bank debt	1.0 million	3.00% to 6.25%	Monthly	$0.02 million monthly installment payment (includes interest)
Load King debt (SD Board of Economic Development)	0.8 million	3.00%	Monthly	$0.005 million monthly including interest
Notes payable bank (insurance premiums)	0.3 million	3.70%	Monthly	$0.07 million monthly
Note payable—Terex	0.5 million	6.0%	Quarterly	$0.25 million March 1 ($0.15 million) can be paid in stock
Capital lease—cranes for sale	1.1 million	6.25%	Monthly	Over 36 or 60 months
Capital lease—Georgetown facility	2.5 million	12.0%	Monthly	$0.07 million monthly payment includes interest
Acquisition note-Valla	0.2 million	1.5%	Annually	$0.1 in 2015 and 2016
Capital leases—Winona facility	0.5 million	6.13%	Monthly	$0.025 million monthly payment includes interest
Borrowings against orders, invoices and letters of credit	8.8 million	2.10—11.0%	Monthly	Upon payment of invoice or letter of credit

	$59.8 million

Future availability under credit facilities

As stated above, the Company had cash of $3.2 million and approximately $6.7 million available to borrow under its credit facilities at June 30, 2014. Additionally, CVS has agreements with eleven Italian banks under which CVS can draw up to €10.5 million ($14.4 million) against specific orders, invoices and letters of credit. As of June 30, 2014, the banks had advanced €6.5 million (8.8 million) and had issued performance bonds which total €0.5 million ($0.7 million), which also count against the maximum that can be borrowed under these facilities. Any future advances against the Italian facilities are dependent on having available collateral.

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

2014

Operating activities consumed $8.1 million of cash for the six months ended June 30, 2014 comprised of net income of $4.9 million, non-cash items that totaled $2.9 million and changes in assets and liabilities, which consumed $15.9 million. The principal non-cash items are depreciation and amortization of $2.2 million, shared based compensation of $0.7 million and allowance for doubtful accounts of $0.1 million offset by a decrease in inventory reserves of $0.1 million.

The change in assets and liabilities which consumed $15.9 million in cash is principally attributed to the following changes in assets and liabilities including an increase in accounts payable of $4.3 million and other current liabilities of $1.2 which generated cash, and increases in accounts receivable of $13.4 million, inventory of $7.0 million, and prepaid expenses of $0.8 million and a decrease in accrued expenses of $0.2 million all of which consumed cash. The increases in accounts receivable is due to the increased revenues and the timing of customer payments. The increase in inventory is attributed an expected growth in revenues. The increase in accounts payable is due to additional inventory purchases and timing of payments to our vendors. The decrease in accrued expense is principally related to a decrease in accruals for management bonuses offset by an increase in accrued VAT taxes in Italy. The increase in other current liabilities related to an increase in customer deposits.

Investing activities for the six months ended June 30, 2014 consumed $0.4 million of cash which represent investments in several pieces of equipment.

Financing activities generated $5.7 million in cash for the six months ended June 30, 2014, which compares to the $5.6 million net increase in outstanding debt reflected on the above table. The $0.1 million difference is an exchange rate difference that occurs as cash flows for foreign subsidiaries are calculated in local currencies and then converted to U.S. dollars. As such, the impact (in U.S. dollars) of change in exchange rates for the Canadian dollar and Euro had on outstanding debt are reflected on the cash flow statement on the line entitled “effect of exchange rate changes on cash” rather than being included in the financing activity section.

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

Financing activities generated $4.2 million in cash for the six months ended June 30, 2013. Increase in lines of credit of $4.1 million, and a bank note to finance insurance premiums $0.8 million were sources of cash which were partially offset by working capital repayments of $0.5 and scheduled debt and capital lease payments of $0.2 million.

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

The Company had a conditional commitment to purchase the building in which CVS Ferrari srl operates. Under the agreement, CVS Ferrari srl had a commitment to purchase the building at the conclusion of a rental period that ended on June 30, 2014 for €9,200. The commitment to purchase the building was contingent on CVS Ferrari srl being able to secure a mortgage on market terms for 75% of the purchase price. The Company is not required to purchase the building as the required financing could not be obtained due to the appraised value of the building. The Company will continue to lease the aforementioned facility.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company is evaluating the impact that adoption of this guidance will have on the determination or reporting of its financial results.

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

Item 4—Controls and Procedures

Disclosure Controls and Procedures

The Company under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2014.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2014 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

The Company is involved in various legal proceedings, including product liability and workers’ compensation matters which have arisen in the normal course of operations. The Company has product liability insurance with self insurance retention that ranges from $50 thousand to $0.5 million. Until 2012, all worker compensation claims were fully insured. Beginning in 2012, the Company has a $250 thousand per claim deductible on worker compensation claims and aggregates of $1,150 and $1.2 million for 2013 and 2014 policy years, respectively. Certain cases are at a preliminary stage, and it is not possible to estimate the amount or timing of any cost to the Company. However, the Company does not believe that these contingencies, in the aggregate, will have a material adverse effect on the Company. When it is probable that a loss has been incurred and possible to make a reasonable estimate of the Company’s liability with respect to such matters, a provision is recorded for the amount of such estimate or the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

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

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publically Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1—April 30, 2014	—	—	—	—
May 1—May 31, 2014	—	—	—	—
June 1—June 30, 2014	392	$16.75	—	—

	392	$16.75	—	—

Item 3—Defaults Upon Senior Securities

None

Item 4—Mine Safety Disclosures

Not applicable.

Item 5—Other Information

Not applicable.

Item 6—Exhibits

See the Exhibit Index set forth below for a list of exhibits included with this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1*

Amendment No. 3 to Credit Agreement dated as of April 16, 2014 by and among Manitex International, Inc., Manitex, Inc., Manitex Sabre, Inc., Badger Equipment Company and Manitex Load King, Inc. as the U.S. Borrowers, Manitex Liftking ULC, as the Canadian Borrower, The Other Persons Party hereto that are designed as Lenders, Comerica Bank, a U.S. Lender, a US Issuing Lender, the U.S. Swing Line Lender and as U.S. Agent, Comerica as a Canadian Lender, a Canadian Issuing Lender and the Canadian Swing Line Lender and as Canadian Agent, Fifth Third Bank, as a US Lender and HSBC Bank USA, N.A., as a US Lender.

10.2	Lease Amendment, dated June 6, 2014 between Manitex International, Inc. and KB Building, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 6, 2014).

31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Manitex International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Income for the three months ended June 30, 2014 and 2013 (ii) Statement of Comprehensive Income for three months ended June 30, 2014 and 2013 (ii) Balance Sheets as of June 30, 2014 and December 31, 2013, (iii) Statements of Cash Flows for the three months ended June 30, 2014 and 2013, and (iv) Notes to Unaudited Interim Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 7, 2014

By:	/S/ DAVID J. LANGEVIN
David J. Langevin
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 7, 2014

By:	/S/ DAVID H. GRANSEE
David H. Gransee
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)