Form 10-K/A
period 2013-12-31
Manitex International, Inc.
filed 2014-10-15
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

Manitex International, Inc. (“Manitex” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2013 (this “Amendment”) solely to amend the signature page to provide conformed signatures, which were inadvertently omitted from the original Form 10-K filed on March 11, 2014 (the “Original Form 10-K”). The original signature page was fully executed and in the Company’s possession at the time of the filing of the Original Form 10-K. In addition, the Company is including in this Amendment currently dated certifications from its Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 and Exhibits 32.1 and 32.2, respectively. The Company is also including in this Amendment a currently dated consent of the Company’s independent registered public accounting firm as Exhibit 23.1. Except as described above, this Amendment does not modify or update disclosures presented in the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K.

1

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

/s/ DAVID J. LANGEVIN David J. Langevin, Chairman and Chief Executive Officer (Principal Executive Officer)	March 11, 2014

/s/ DAVID H. GRANSEE David H. Gransee, Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2014

/s/ RONALD M. CLARK Ronald M. Clark, Director	March 11, 2014

/s/ ROBERT S. GIGLIOTTI Robert S. Gigliotti, Director	March 11, 2014

/s/ FREDERICK B. KNOX Frederick B. Knox, Director	March 11, 2014

/s/ MARVIN B. ROSENBERG Marvin B. Rosenberg, Director	March 11, 2014

/s/ STEPHEN J. TOBER Stephen J. Tober, Director	March 11, 2014

Exhibit Index

Exhibit No.	Description

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

101

The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the fiscal years ended December 31, 2013, 2012 and 2011, (ii) Consolidated Balance Sheets as of December 31, 2013 and 2012, (iii) Consolidated Statements of Shareholders Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (each, incorporated by reference to Exhibit 101 to the Annual Report on Form 10-K filed on March 11, 2014).

*	Denotes a management contract or compensatory plan or arrangement.

(1)	Filed herewith.