Form 10-Q
period 2014-09-30
Manitex International, Inc.
filed 2014-11-07
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of the registrant’s common stock, no par, outstanding at November 5, 2014 was 13,822,918

MANITEX INTERNATIONAL, INC.

FORM 10-Q INDEX

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2014	December 31, 2013
	Unaudited	Unaudited
ASSETS
Current assets
Cash	$4,934	$6,091
Trade receivables (net)	44,860	38,165
Accounts receivable finance	—	326
Other receivables	692	1,541
Inventory (net)	81,085	72,734
Deferred tax asset	1,272	1,272
Prepaid expense and other	1,908	1,669

Total current assets	134,751	121,798

Total fixed assets (net)	10,097	11,143
Intangible assets (net)	21,783	24,036
Deferred tax asset	1,936	2,117
Goodwill	22,213	22,489
Other long-term assets	1,019	1,031

Total assets	$191,799	$182,614

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable—short term	$7,393	$6,910
Revolving credit facilities	2,676	2,707
Current portion of capital lease obligations	1,693	1,812
Accounts payable	27,263	24,974
Accounts payable related parties	1,230	789
Accrued expenses	8,508	8,808
Other current liabilities	1,883	1,930

Total current liabilities	50,646	47,930

Long-term liabilities
Revolving term credit facilities	37,819	37,306
Deferred tax liability	4,077	4,074
Notes payable	2,130	2,482
Capital lease obligations	2,992	2,984
Deferred gain on sale of building	1,363	1,648
Other long-term liabilities	1,065	1,199

Total long-term liabilities	49,446	49,693

Total liabilities	100,092	97,623

Commitments and contingencies
Shareholders’ equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at September 30, 2014 and December 31, 2013	—	—
Common Stock—no par value 20,000,000 shares authorized, 13,822,918 and 13,801,277 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	68,894	68,554
Paid in capital	1,751	1,191
Retained earnings	21,488	14,857
Accumulated other comprehensive (loss) income	(426)	389

Total shareholders’ equity	91,707	84,991

Total liabilities and shareholders’ equity	$191,799	$182,614

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	Unaudited	Unaudited	Unaudited	Unaudited
Net revenues	$66,197	$57,521	$197,172	$179,641
Cost of sales	55,282	46,320	161,509	145,944

Gross profit	10,915	11,201	35,663	33,697
Operating expenses
Research and development costs	611	666	1,909	2,084
Selling, general and administrative expenses	6,893	5,878	21,554	19,095

Total operating expenses	7,504	6,544	23,463	21,179

Operating income	3,411	4,657	12,200	12,518
Other income (expense)
Interest expense	(671)	(837)	(2,192)	(2,181)
Foreign currency transaction losses	(102)	(20)	(27)	(72)
Other income (loss)	71	18	(67)	9

Total other expense	(702)	(839)	(2,286)	(2,244)

Income before income taxes	2,709	3,818	9,914	10,274
Income tax	941	1,197	3,283	3,087

Net income	$1,768	$2,621	$6,631	$7,187

Earnings Per Share
Basic	$0.13	$0.21	$0.48	$0.58
Diluted	$0.13	$0.21	$0.48	$0.58
Weighted average common shares outstanding
Basic	13,822,918	12,352,266	13,817,538	12,307,968
Diluted	13,873,157	12,403,665	13,862,651	12,349,650

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	Unaudited	Unaudited	Unaudited	Unaudited
Net income:	$1,768	$2,621	$6,631	$7,187
Other comprehensive income (loss)
Foreign currency translation adjustments	(753)	330	(822)	(140)
Derivative instrument fair market value adjustment—net of income taxes	—	7	7	7

Total other comprehensive income (loss)	(753)	337	(815)	(133)

Comprehensive income	$1,015	$2,958	$5,816	$7,054

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2014	2013
	Unaudited	Unaudited
Cash flows from operating activities:
Net income	$6,631	$7,187
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	3,334	2,740
Changes in allowances for doubtful accounts	128	160
Changes in inventory reserves	(151)	(24)
Deferred income taxes	178	34
Share based compensation	906	584
Gain on disposal of fixed assets	—	(100)
Reserves for uncertain tax provisions	(104)	64
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(6,519)	5,911
(Increase) decrease in accounts receivable finance	321	210
(Increase) decrease in inventory	(9,849)	(13,027)
(Increase) decrease in prepaid expenses	(278)	(727)
(Increase) decrease in other assets	11	(934)
Increase (decrease) in accounts payable	3,550	(2,801)
Increase (decrease) in accrued expense	56	(1,026)
Increase (decrease) in other current liabilities	72	666
Increase (decrease) in other long-term liabilities	(30)	(35)

Net cash used for operating activities	(1,744)	(1,118)

Cash flows from investing activities:
Proceeds from the sale of fixed assets	—	139
Acquisition of a business	—	(13,000)
Purchase of property and equipment	(704)	(1,025)

Net cash used for investing activities	(704)	(13,886)

Cash flows from financing activities:
Proceeds from stock offering, net of issuance expenses	—	13,935
Borrowing on revolving term credit facilities excluding payment related to stock offering	1,047	3,102
Stock offering proceeds used to reduce revolving term credit facilities	—	(10,443)
New borrowing term loan	—	15,000
Stock offering proceeds used to pay down term loan	—	(3,492)
Net borrowings (repayments) on working capital facilities	1,053	(2,005)
Shares repurchased for income tax withholding on share-based compensation	(6)	—
New borrowings—notes payable	677	809
Note payments	(963)	(809)
Proceeds from capital leases	942	827
Payments on capital lease obligations	(1,053)	(817)

Net cash provided by financing activities	1,697	16,107

Net (decrease) increase in cash and cash equivalents	(751)	1,103
Effect of exchange rate change on cash	(406)	86
Cash and cash equivalents at the beginning of the year	6,091	1,889

Cash and cash equivalents at end of period	$4,934	$3,078

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

2. Basis of Presentation

The accompanying consolidated financial statements, included herein, have been prepared by the Company without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed) necessary for a fair presentation of the Company’s financial position as of September 30, 2014, and results of its operations and cash flows for the periods presented. The consolidated balances as of December 31, 2013 were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2013. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the year.

Sabre and Valla have been included in the Company’s financial results from their respective date of acquisition which are August 19, 2013 and November 30, 2013, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amounts the Company’s customers are invoiced and do not bear interest. Accounts Receivable is reduced by an allowance for amounts that may become uncollectible in the future. The Company’s estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where the Company has information that the customer may have an inability to meet its financial obligations. The Company had allowances for doubtful accounts of $433 and $333 at September 30, 2014 and December 31, 2013, respectively.

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

Foreign Currency Option

The Company has purchased call options which expire on December 15, 2014 to purchase €17,800 at 1.38/ Euro. The option was purchased to protect the Company against a strengthening of the Euro as the Company needs €17,800 to close the PM Group acquisition. The premium to purchase the option was $93 and is being charged to expense over the life of the option. As of September 30, 2014, approximately $58 has not been expensed.

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

The consideration for the Purchase consisted of a note payable to Seller for $170 (the “Note”) with principal payments of $85 on December 31, 2015 and 2016 and annual interest of 5% and contingent consideration of up to $1,000. The fair value of the purchase consideration was as follows:

	Fair Value Euros	Fair Value U.S. Dollars
Seller note	€143	$198
Contingent consideration	183	250

Total purchase consideration	€326	$448

Seller Note. In connection with the acquisition, the Company issued a note with a stated interest rate of 5% in the amount of $170 payable to the sellers. The note is payable in two installments of $85 payable on December 31, 2015 and 2016.

The fair value of the promissory note is $198 and was calculated to be to equal the present value of future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of 1.5% was determined to be the appropriate rate following an assessment of the risk inherent in the debt issued and the market rate for debt of this nature using corporate credit ratings. The $28 difference between face amount of the promissory note and its fair value is being amortized over the life of the note and is a reduction of interest expense.

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

At December 31, 2013, it was stated that the purchase price allocation was preliminary and was subject to final review of certain receivable and deposit balances. During the quarter ended September 30, 2014, the purchase price allocation was adjusted and finalized. As a result, the accounts receivable decreased by $5, the seller note decreased by $30 and goodwill decreased by $25. The components of this adjustment are non-cash items and, therefore, are not included in the Statement of Cash Flows for the period ended September 30, 2014.

Additionally, the balance sheet at December 31, 2013 was restated to reflect the above changes toValla purchase price allocations as follows:

Account	Provisional amount recorded as of December 31, 2013	Adjustment based on final purchase price allocation	Revised amount recorded as of December 31, 2013
Accounts Receivable	$999	$(5)	$994
Goodwill	2,434	(25)	2,409
Seller Note	228	(30)	198

Purchase price allocation

	Fair Value Euros	Fair Value U.S. Dollars
Accounts receivable	€726	$994
Inventory	872	1,193
Prepaids	29	41
Property and equipment	155	212
Trade names and trademarks	400	547

	Fair Value Euros	Fair Value U.S. Dollars
Unpatented technology	430	588
Customer relationships	200	273
Goodwill	1,762	2,409
Accounts payable	(1,944)	(2,658)
Working capital borrowings	(1,589)	(2,173)
Accrued expenses	(715)	(978)

	€326	$448

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

Goodwill: Goodwill represents the excess of total consideration paid and the fair value of net assets acquired. The recognition of goodwill of $2,409 reflects the inherent value in the Valla reputation, which has been built since being founded in 1945 and the prospects for significant future earnings based on Valla’s product line.

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

At December 31, 2013, it was stated that the purchase price allocation was preliminary and was subject to final review of certain receivable and deposit balances. During the quarter ended March 31, 2014, the purchase price allocation was finalized. As a result, the receivable due from the seller decreased by $234, accrued expenses decreased by $86 and goodwill increased by $148. The components of this adjustment are non-cash items and, therefore, are not included in the Statement of Cash Flows for the period ended September 30, 2014.

Additionally, the balance sheet at December 31, 2013 was restated to reflect the above changes to Sabre purchase price allocations as follows:

Account	Provisional amount recorded as of December 31, 2013	Adjustment based on final purchase price allocation	Revised amount recorded as of December 31, 2013
Accounts Receivable due from seller	$467	$(234)	$233
Goodwill	4,577	148	4,725
Accrued Expenses	226	(86)	140

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

Pro forma information for Sabre and Valla

The following unaudited pro forma information assumes the acquisition of Sabre and Valla occurred on January 1, 2013. The unaudited pro forma results have been prepared for informational purposes only and do not purport to represent the results of operations that would have been had the acquisition occurred as of the date indicated, nor of future results of operations. The unaudited pro forma results for the three and nine months ended September 30, 2013 are as follows (in thousands, except per share data):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Net revenues	$63,025	$198,308
Net income	$2,827	$7,293
Income per share:
Basic	$0.22	$0.36
Diluted	$0.22	$0.36
Weighted average common shares outstanding:
Basic	12,400,266	12,382,516
Diluted	12,451,452	12,424,198

Pro Forma Adjustment Note

Pro forma adjustments were made to give effect to the amortization of intangibles and capitalized bank fees related to term loans recorded as a result of the acquisitions, which would have resulted in $82 and $340 of additional expenses for the three and nine months ended September 30, 2013. Pro forma adjustments to record interest expense on term loans would have resulted in $76 and $354 of additional interest expense for the three and nine months ended September 30, 2013. Pro forma adjustments for the difference between historical depreciation and depreciation calculated using the fair market value of the fixed assets acquired and the current useful lives and to write off the fair market inventory adjustment related to beginning inventory as the beginning inventory has been sold resulted in decreases in expense of $81 and an increase in expense of $33 for the three and nine months ended September 30, 2013.

Pro forma adjustments for acquisition costs including accounting, legal and consulting fees would have resulted in a decrease in expense of $173 and an increase to expense of $70 for the three and nine months ended September 30, 2013. Pro forma adjustments were made to record the tax effect of the above entries. The effect of recording pro forma adjustments was to increase tax expense by $29 and for the three months ended and decrease tax expense by $226 for the nine months ended September 30, 2013.

Additionally, the Company recorded a provision for income taxes of $206 and $594 on Sabre earnings for the three and nine months ended September 30, 2013. Historically, Sabre did not record income taxes as it was a Sub Chapter S Corporation. Finally, the Company recorded a tax benefit of $143 and $320 for the three and nine months ended September 30, 2013 related to Valla operating loss.

A pro forma adjustment was made to increase both basic and diluted weighted average common shares outstanding for the three and nine months ended September 30, 2013 by 47,787 and 74,548, respectively. The increase reflects the shares issued in connection with the Sabre acquisition.

There are no pro forma adjustments for the three and nine months ended September 30, 2014.

4. Financial Instruments—Forward Currency Exchange Contracts

The following tables set forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 by level within the fair value hierarchy. As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is a summary of items that the Company measures at fair value on a recurring basis:

	Fair Value at September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Forward currency exchange contracts	$—	$178	$—	$178

Liabilities:
Forward currency exchange contracts	$—	$20	$—	$20
Valla contingent consideration (see Note 3)	—		250	250

Total current liabilities at fair value	$—	$20	$250	$270

	Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Forward currency exchange contracts	$—	$40	$—	$40

Total current assets at fair value	$—	$40	$—	$40

Liabilities:
Forward currency exchange contracts	$—	$47	$—	$47
Valla contingent consideration (see Note 3)	—	—	250	250

Total current liabilities at fair value	$—	$47	$250	$297

Fair Value Measurements

ASC 820-10 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	—	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	—	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3	—	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

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

At September 30, 2014, the Company had entered into a forward currency exchange contract. The contract obligates the Company to buy approximately CDN $1,659. The contract matures on January 7, 2015. Under the contract, the Company will buy Canadian dollars between .8991 and .9241. The Canadian to US dollar exchange rates was $0.8929 at September 30, 2014. At September 30, 2014, the Company had forward currency contracts to sell €800 at 1.4261, €400 at 1.3635 and €100 at 1.3538 with contract maturity dates of July 2, 2015, February 10, 2015 and January 31, 2015, respectively. The Euro to US dollar exchange rate was 1.2628 at September 30, 2014. The unrealized currency exchange asset is reported under prepaid expense and other if it is an asset or under accrued expenses if it is a liability on the balance sheet.

As of September 30, 2014, the Company had no outstanding forward currency contracts that were in place to hedge future sales.

As of September 30, 2014, the Company had the following forward currency contracts:

Nature of Derivative	Amount		Type
Forward currency contract	CDN$	1,659	Not designated as hedge instrument
Forward currency contract		€1,300	Not designated as hedge instrument

The following table provides the location and fair value amounts of derivative instruments that are reported in the Consolidated Balance Sheet as of September 30, 2014 and December 31, 2013:

Total derivatives NOT designated as a hedge instrument

	Balance Sheet Location	Fair Value
		September 30, 2014	December 31, 2013
Asset Derivatives
Foreign currency Exchange Contract	Prepaid expense and other	$178	$40

Liabilities Derivatives
Foreign currency Exchange Contract	Accrued expense	$(20)	$37

Total derivatives designated as a hedge instrument

	Balance Sheet Location	Fair Value
		September 30, 2014	December 31, 2013
Liabilities Derivatives
Foreign currency Exchange Contract	Accrued expense	$—	$10

The following tables provide the effect of derivative instruments on the Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013:

	Location of gain or (loss) recognized in Income Statement	Gain or (loss)
		Three months ended September 30,		Nine-months ended September 30,
		2014	2013	2014	2013
Derivatives Not designated as Hedge Instrument
Forward currency contracts	Foreign currency transaction gains (losses)	$98	$(10)	$29	$(133)

	Location of gain or (loss) recognized in Income Statement	Gain or (loss)
		Three months ended September 30,		Nine months ended September 30,
		2014	2013	2014	2013
Derivatives designated as Hedge Instrument
Forward currency contracts	Net revenue	$—	$—	$(26)	$—

The following table shows changes in the balance of net gains (loss), net of taxes related to derivatives instruments that are included in accumulated other comprehensive income and related activity net of income taxes for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Beginning balance (loss) gain, net of income taxes	$—	$—	$(7)	$—
Amounts recorded in OCI net of (loss) gain, net of income taxes	—	—	(11)	—
Amounts reclassified to income, loss (gain), net of income taxes	—	—	18	—

Ending balance gain (loss), net of income taxes	$—	$—	$—	$—

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

6. Net Earnings per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of warrants, and restricted stock units. Details of the calculations are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net Income per common share
Basic	$1,768	$2,621	$6,631	$7,187
Diluted	$1,768	$2,621	$6,631	$7,187
Earnings per share
Basic	$0.13	$0.21	$0.48	$0.58
Diluted	$0.13	$0.21	$0.48	$0.58
Weighted average common share outstanding
Basic	13,822,918	12,352,266	13,817,538	12,307,968

Diluted
Basic	13,822,918	12,352,266	13,817,538	12,307,968
Dilutive effect of restricted stock units	50,239	51,399	45,113	41,682

	13,873,157	12,403,665	13,862,651	12,349,650

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

The following table contains information regarding restricted stock units:

September 30, 2014
Outstanding on January 1, 2014	142,851
Units granted during the period	34,292
Vested and issued	(22,033)
Forfeited	(2,645)

Outstanding on September 30, 2014	152,465

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

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $194 and $117 for the three months and $677 and $364 for the nine months ended September 30, 2014 and 2013, respectively. Additional compensation expense related to restricted stock units will be $198, $701 and $360 for the remainder of 2014, 2015 and 2016, respectively.

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

9. Inventory

The components of inventory are as follows:

	September 30, 2014	December 31, 2013
Raw materials and purchased parts,	$57,999	$48,537
Work in process	9,011	9,807
Finished goods	14,075	14,390

Inventory, net	$81,085	$72,734

10. Goodwill and Intangible Assets

	September 30, 2014	December 31, 2013	Useful lives
Patented and unpatented technology	$14,957	$13,734	7-10 years
Amortization	(10,592)	(8,774)
Customer relationships	14,459	15,540	10-20 years
Amortization	(3,997)	(4,005)
Trade names and trademarks	8,652	9,118	25 years-indefinite
Amortization	(1,727)	(1,621)
Non-competition agreements	50	50	2-5 years
Amortization	(19)	(6)
Customer backlog	465	469	< 1 year
Amortization	(465)	(469)

Total Intangible assets	$21,783	$24,036

Amortization expense for intangible assets was $665 and $580 for the three months and $1,982 and $1,672 for the nine months ended September 30, 2014 and 2013, respectively.

Changes in goodwill for the nine months ended September 30, 2014 are as follows:

	Equipment Lifting Segment	Equipment Distribution Segment	Total
Balance January 1, 2014	$22,214	$275	$22,489
Effect of change in exchange rates	(276)	—	(276)

Balance September 30, 2014	$21,938	$275	$22,213

11. Accrued Expenses

	September 30, 2014	December 31, 2013
Account payable:
Trade	$27,162	$24,974
Bank overdraft	101	—

Total accounts payable	$27,263	$24,974

Accrued expenses:
Accrued payroll	$2,590	$1,951
Accrued employee benefits	52	24
Accrued bonuses	43	1,998
Accrued vacation expense	1,077	888
Accrued interest	185	237
Accrued commissions	358	532
Accrued expenses—other	550	306
Accrued warranty	1,032	1,070
Accrued income taxes	1,152	473
Accrued taxes other than income taxes	1,360	1,087
Accrued product liability and workers compensation claims	89	202
Accrued liability on forward currency exchange contracts	20	40

Total accrued expenses	$8,508	$8,808

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

	Nine Months Ended
	September 30, 2014	September 30, 2013
Balance January 1,	$1,070	$988
Accrual for warranties issued during the period	1,357	1,753
Warranty services provided	(1,496)	(1,786)

Changes in estimate	110	(110)
Foreign currency translation	(9)	(2)

Balance September 30,	$1,032	$853

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

U.S.Revolver

At September 30, 2014, the Company had drawn $29,219 under the $40,000 U.S. Revolver. The U.S. Revolver bears interest, at the Company’s option at the base rate plus a spread or an adjusted LIBOR rate plus a spread. The base rate is the greater of the bank’s prime rate, the federal funds rate plus 1.00% or the 30 day LIBOR rate Adjusted Daily plus 1.00%. For the U.S. Revolver the interest rate spread for Base Rate is between 1.625% and 2.250% and for LIBOR the spread is between 2.265% and 3.250% in each case with the spread being based on the consolidated total debt to consolidated adjusted EBITDA ratio, as defined in the Credit Agreement, for the preceding twelve months. The base rate and LIBOR spread is currently 1.625% and 2.625%, respectively. Funds borrowed under the LIBOR options can be borrowed for periods of one, two, three or six months.

The $40,000 U.S. Revolver is a secured financing facility under which borrowing availability is limited to existing collateral as defined in the agreement. The maximum amount available is limited to (1) the sum of 85% of eligible receivables, (2) the lesser of 50% of eligible inventory or $18,000, (3) the lesser of 80% of used equipment purchased for resale or rent or $2,000 reduced by (4) outstanding standby letter or credits issued by the bank. At September 30, 2014, the maximum the Company could borrow based on available collateral was capped at $39,355.

Under the Credit Agreement, the banks are also paid a 0.375% annual facility fee payable in quarterly installments.

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

Canadian Revolver

At September 30, 2014, the Company had drawn $8,600 under the Canadian Revolver. The Company is eligible to borrow up to $9,000. The maximum amount available is limited to the sum of (1) 85% of eligible receivables plus (2) 30% of eligible work-in-process inventory not to exceed CDN $1,000 and (3) 50% of eligible inventory excluding work in process inventory. Under the agreement, total inventory collateral, however, cannot exceed CDN$7,000. At September 30, 2014, the maximum the Company could borrow based on available collateral was $9,000. The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets. The Company can borrow in either U.S. or Canadian dollars. For the Canadian Revolver, the interest rate spread for U.S. prime based borrowing is between 0.00% and 0.25% and for Canadian prime based borrowings the interest rate spread is between 0.00% and 0.75%, in each case with the spread being based on the consolidated total debt to consolidated adjusted EBITDA ratio, as defined in the Credit Agreement, for the preceding twelve months. As of September 30, 2014 the spread on both the U.S. Prime based borrowing and Canadian Prime based borrowings was 0.00%.

Under the Credit Agreement, the banks are also paid a 0.375% annual facility fee payable in quarterly installments.

Specialized Export Facility

The Canadian Revolving Credit facility contains an additional $3,000 Specialized Export Facility that matures on June 1, 2015. Borrowings under the Specialized Export Facility are guaranteed by the Company and Export Development Canada (“EDC”), a corporation established by an Act of Parliament of Canada. Under the Export Facility Liftking can borrow 90% of the total cost of material and labor incurred on export contracts which are subject to the EDC guarantee. The EDC guarantee, which expires on June 1, 2015, is issued under their export guarantee program and covers certain goods that are to be exported from Canada. At September 30, 2014, the maximum the Company could have borrowed based upon available collateral under the Specialized Export Facility was $3,000. Under this facility, the Company can borrow either Canadian or U.S. dollars.

Any borrowings under the facility in Canadian dollars currently bear interest of 3.00% which is based on the Canadian prime rate (the Canadian prime was 3.0% at September 30, 2014). Any borrowings under the facility in U.S. dollars bear interest at the U.S. prime rate (prime was 3.25% at September 30, 2014). Repayment of advances made under the Export Facility are due sixty days after shipment of the goods, or five business days after the borrower receives payment in full for the goods covered by the guarantee (the “Scheduled Payment Date”) or upon the termination of the EDC guarantee.

At September 30, 2014, the Company had outstanding borrowing in connection with the Specialized Export Facility of $2,676.

Note Payable—Terex

At September 30, 2014, the Company has a note payable to Terex Corporation with a remaining balance of $500. The note was issued in connection with the purchase of substantially all of the domestic assets of Crane & Machinery, Inc. (“Crane”) and Schaeff Lift Truck, Inc., (“Schaeff”). The note provides bears interest at 6% annually and is payable quarterly. Terex has been granted a lien on and security interest in all of the assets of the Company’s Crane & Machinery Division as security against the payment of the note.

The Company has two remaining principal payments of $250 due on March 1, 2015 and March 1, 2016. As long as the Company’s common stock is listed for trading on the NASDAQ or another national stock exchange, the Company may opt to pay up to $150 of each annual principal payment in shares of the Company’s common stock having a market value of $150.

Load King Debt

In November 2011, the Company’s Load King Subsidiary used its manufacturing facility as collateral to secure mortgage financing with BED (South Dakota Board of Economic Development) and a bank. Load King pledged its equipment to the bank to secure additional term debt (“Equipment Note”). The funds received in connection with the above borrowing were used to repay a promissory note to Terex Corporation (“Terex”), which was issued in connection with the Load King acquisition. The BED Mortgage, the bank mortgage and the Equipment Note, which are all guaranteed by the Company, have outstanding balances as of September 30, 2014 of $765, $789 and $259, respectively.

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

CVS Short-Term Working Capital Borrowings

At September 30, 2014, CVS had established demand credit facilities with eleven Italian banks. Under the facilities, CVS can borrow up to €310 ($392) on an unsecured basis and additional amounts as advances against orders, invoices and letter of credit with a total maximum facilities (including the unsecured portion) of €11,338 ($14,317). The Company has granted guarantees in respect to available credit facilities in the amount of €7,123 ($8,994). The maximum amount outstanding is limited to 80% of the assigned accounts receivable if there is an invoice issued or 50% if there is an order/contract issued. The banks will evaluate each request to borrow individually and determine the allowable advance percentage and interest rate. In making its determination the bank considers the customer’s credit and location of the customer.

At September 30, 2014, the banks had advanced CVS €5,512 ($6,961) at variable interest rates which currently range from 3.82% to 11%.

At September 30, 2014, the Company has guaranteed €4,253 ($5,370) of CVS’s outstanding debt. Additionally, the banks had issued performance bonds which total €651 ($822) which have been guaranteed by the Company.

Note Payable—Bank

At September 30, 2014, the Company has a $69 note payable to a bank. The note dated January 10, 2014 had an original principal amount of $678 and an annual interest rate of 3.45%. Under the terms of the note the company is required to make ten monthly payments of $69 commencing January 30, 2014. The proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums.

Acquisition note – Valla

In connection with the acquisition, the Company has a note with a stated interest rate of 5% in the amount of $170 payable to the sellers. The note is payable in two installments of $85 payable on December 31, 2015 and 2016.

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

As of September 30, 2014, the note had remaining principal balance of $180.

Capital leases

Georgetown facility

The Company has a twelve year lease, which expires in April 2018 that provides for monthly lease payments of $74 for its Georgetown, Texas facility. The lease has been classified as a capital lease. At September 30, 2014, the outstanding capital lease obligation is $2,314.

Winona facility

The Company had a five year lease which expired on July 10, 2014 that provides for monthly lease payments of $25 for its Winona, Minnesota facility. The Company has an option to purchase the facility for $500 by giving notice to the landlord of its intent to purchase the Facility. The Landlord must receive such notice at least three months prior to end of the Lease term. The Company gave the Landlord the required notice of its election to purchase the facility. The Company and the Landlord are currently in the process of finalizing the purchase contract. The purchase of the facility is expected to be completed during the fourth quarter 2014. At September 30, 2014, the Company has outstanding capital lease obligation of $500, the amount of the purchase option.

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

The following is a summary of amounts financed under equipment capital lease agreements:

	Amount Borrowed	Repayment Period	Amount of Monthly Payment	Balance As of September 30, 2014
New equipment	$1,166	60	$22	$1,025
Used equipment	$1,754	36	$53	$754

Total	$2,920		$75	$1,779

The Company has three additional capital leases. As of September 30, 2014, the capitalized lease obligation in aggregate related to the three leases was $92.

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

On May 5, 2011, Company entered into two separate settlement agreements with two plaintiffs. As of September 30, 2014, the Company has a remaining obligation under the agreements to pay the plaintiffs $1,615 without interest in 17 annual installments of $95 on or before May 22 each year. The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total payment will be charged to interest expense over payment period.

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

Sabre and Valla results are included in the Company’s results from their respective dates of acquisition August 19, 2013 and November 30, 2013.

The following is financial information for our two operating segments, i.e., Lifting Equipment and Equipment Distribution.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues
Lifting Equipment	$61,670	$53,284	$185,772	$166,706
Equipment Distribution	5,296	4,269	14,398	13,000
Inter-segment sales	(769)	(32)	(2,998)	(65)

Total	$66,197	$57,521	$197,172	$179,641
Operating income from continuing operations
Lifting Equipment	$5,007	$5,703	$17,013	$16,543
Equipment Distribution	17	183	138	486
Corporate expenses	(1,529)	(1,229)	(4,649)	(4,511)
Elimination of inter-segment profit in inventory	(84)	—	(302)	—

Total operating income	$3,411	$4,657	$12,200	$12,518

The Lifting Equipment segment operating earnings includes amortization of $628 and $543 for the three months and $1,872 and $1,562 for the nine months ended September 30, 2014 and 2013, respectively. The Equipment Distribution segment operating earnings includes amortization of $37 and $37 for the three months and $110 and $110 for the six months ended September 30, 2014 and 2013, respectively.

	September 30, 2014	December 31, 2013
Total Assets
Lifting Equipment	$174,773	$170,692
Equipment Distribution	15,769	10,847
Corporate	1,257	1,075

Total	$191,799	$182,614

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

As of September 30, 2014 the Company had an accounts receivable of $0, $4, and $85 from BGI, SL and Liftmaster and accounts payable of $8, $1,311 and $0 to BGI, SL and LiftMaster, respectively. As of December 31, 2013 the Company had an accounts receivable of $6 and $7 from LiftMaster and SL, respectively and accounts payable of $6 and $796 to BGI and SL, respectively.

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

		Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Rent paid	Bridgeview Facility 1	$65	$63	$191	$188

Sales to:	SL Industries, Ltd.	$1	$—	$4	$43
	LiftMaster	(3)	—	186	3

Total Sales		$(2)	$—	190	$46

Purchases from:
	BGI USA, Inc.	$22	$68	$43	$149
	SL Industries, Ltd.	2,260	1,605	4,686	3,813
	LiftMaster	—	8	—	18

Total Purchases		$2,282	$1,681	$4,729	$3,980

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

17. Income Taxes

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. The annual effective tax rate (excluding discrete items) is estimated to be approximately 32% for 2014. The effective tax rate is based upon the Company’s anticipated earnings both in the U.S. and in foreign jurisdictions.

The increase in the effective tax rate from 2013 to 2014 is primarily due to the research and development tax credits and, to a lesser extent, a change in the jurisdictions in which the Company’s income is earned. The federal research & development tax credit expired as of December 31, 2013 and is unavailable for 2014. During 2013, the Company recorded an income tax benefit for federal research and development tax credits generated in both 2012 and 2013 as such credits were reinstated into law in January 2013 on a retroactive basis.

For the three months ended September 30, 2014, the Company recorded an income tax expense of $941 which consisted primarily of anticipated federal, state and local, and foreign taxes. For the three months ended September 30, 2013, the Company recorded an income tax expense of $1,197 which consisted primarily of anticipated federal, state and local, and foreign taxes.

For the nine months ended September 30, 2014, the Company recorded an income tax expense of $3,283. For the nine months ended September 30, 2013, the Company recorded an income tax expense of $3,087 which included discrete items of $110 primarily related to 2012 Federal Research & Development tax credits which were retroactively enacted by the American Taxpayer Reconciliation Act on January 2, 2013.

The Company’s total unrecognized tax benefits as of September 30, 2014 and 2013 were approximately $143 and $397, which, if recognized, would affect the Company’s effective tax rate. As of September 30, 2014 the Company had accrued immaterial amounts for the potential payment of interest and penalties.

18. Subsequent Event

On October 29, 2014, the Company entered into an agreement to purchase 51% of A.S.V., Inc. from Terex Corporation. The transaction will result in the formation of a joint venture between the Company and Terex to operate the ASV business, which manufactures and sells a broad product line of technology-leading compact rubber-track and skid-steer loaders and accessories.

The consideration for Manitex’s majority share in ASV will be $25 million, and the transaction is expected to close in the fourth quarter of 2014.

In a separate transaction, Manitex will receive $20 million in cash from Terex in exchange for $20 million in Manitex common stock and convertible debt securities, which transaction is also expected to close in the fourth quarter of 2014. The number of shares of Common Stock to be issued to Terex at the closing will be based upon a $12.5 million investment amount and a price per share of Common Stock determined with reference to the daily volume weighted average price for a thirty day window prior to closing, subject to a floor and a ceiling. The convertible debt securities will be $7.5 million in aggregate principal amount, are subordinated, will carry a 5% per annum coupon, payable semi-annually, and will be convertible into Common Stock at the greater of (i) 25% above the daily volume weighted average price for a thirty day window prior to October 29, 2014, and (ii) 10% above the daily volume weighted average price for a thirty day window prior to closing, in all cases subject to a maximum conversion price of $16.75 per share of Common Stock.

On November 3, 2014 a Current Report on Form 8-K was filed with the United States Securities and Exchange Commission. The 8-K contains additional details regarding the ASV and Terex investment agreements.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements and are intended to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to, among other things, the Company’s expectations, beliefs, intentions, future strategies, future events or future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include, without limitation: (1) projections of revenue, earnings, capital structure and other financial items, (2) statements of our plans and objectives, (3) statements regarding the capabilities and capacities of our business operations, (4) statements of expected future economic conditions and the effect on us and on our customers, (5) expected benefits of our cost reduction measures, and (6) assumptions underlying statements regarding us or our business. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements are only predictions. Our actual results may differ materially from information contained in these forward looking-statements for many reasons, including, without limitation, those described below and in our 2013 Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013, in the section entitled “Item 1A. Risk Factors,”

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

The risks described in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. We do not undertake, and expressly disclaim, any obligation to update this forward-looking information, except as required under applicable law. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of the Company appearing elsewhere within this Form 10-Q.

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

Equipment Distribution Segment

The Equipment Distribution segment operates as Manitex Valla North America sales organization and is a distributor of Terex rough terrain and truck cranes, PM knuckle boom cranes and Manitex’s products. The Equipment Distribution segment predominately sells its products to end users, including the rental market. Its products are used primarily for infrastructure development and commercial constructions applications including road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance. The Equipment Distribution segment supplies repair parts for a wide variety of medium to heavy duty construction equipment and sell both domestically and internationally. The segment also provides repair services in the Chicago area. The North American Equipment Exchange division (“NAEE”), markets previously-owned construction and heavy equipment, both domestically and internationally. This Division provides a wide range of used lifting and construction equipment of various ages and condition, and the Company has the capability to refurbish the equipment to the customers’ specification.

Economic Conditions

The overall market for construction equipment continues to improve but has not returned to pre-2008 levels. A very significant portion of the Company’s revenues has been attributed to demand from niche market segments, particularly the North American energy sector. In our 2013 Annual Report on Form 10-K/A we stated that, there had been a softening in the demand for our products which was related to the energy sector and that the Company believed that the current decrease in demand from the energy sector was temporary. This softness continued through much of the first quarter together with slower construction market demand caused a decrease in revenues from our existing products which was more than offset by additional revenues related to our acquisitions. Towards the end of the first quarter, the Company received significant new orders, which increased our backlog to $100 million from $77 million at December 31, 2013. During the second and third quarter of 2014 order intake has remained at a level consistent with our output and the backlog at September 30, 2014 was $102 million. Although order remained level, the demand for cranes with higher lifting capacity, which are often used by the energy sector, declined at the end of the second quarter. The decline in demand for cranes with higher capacity was offset by cranes with lower lifting capacity and other product, both of which have lower margins. The Company believes that the North American energy sector over time will continue to grow and in turn will drive future demand for our products. Recently, orders for cranes with higher lifting capacity have again been increasing.

Additionally, the market for container handling equipment in Europe, CVS’s historical market, overall continued to be weak. CVS has, however, been able to offset this effect by expanding their sales effort into other international markets and were able to secure an increase in orders in Q2 and Q3 of 2014.

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

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Net income for the three month periods ended September 30, 2014 and 2013

For the three months ended September 30, 2014 and 2013, the Company had net income of $1.8 million and $2.6 million, respectively.

For the three months ended September 30, 2014, the net income of $1.8 million consisted of revenue of $66.2 million, cost of sales of $55.3 million, research and development costs of $0.6 million, SG&A expenses of $6.9 million, interest expense of $0.7 million, and income tax expense of $0.9 million.

For the three months ended September 30, 2013, the net income of $2.6 million consisted of revenue of $57.5 million, cost of sales of $46.3 million, research and development costs of $0.7 million, SG&A expenses of $5.9 million, interest expense of $0.8 million, and income tax expense of $1.2 million.

Net revenues and gross profit—For the three months ended September 30, 2014, net revenues and gross profit were $66.2 million and $10.9 million, respectively. Gross profit as a percent of revenues was 16.5% for the three months ended September 30, 2014. For the three months ended September 30, 2013, net revenues and gross profit were $57.5 million and $11.2 million, respectively. Gross profit as a percent of revenues was 19.5% for the three months ended September 30, 2013.

Net revenues increased $8.7 million or 15.1% to $66.2 million for the three months ended September 30, 2014 from $57.5 million for the comparable period in 2013. Approximately 20% of the increase is attributed to additional revenues derived from the Valla and Sabre product lines. This increase occurred as the three month period in 2013 only had Sabre revenues for the period beginning on August 19, 2013 (the date of acquisition) and did not have any Valla revenues, as this product line was not acquired until November 30, 2013. The remaining increase is attributed to increases in revenues from the sale of container handling equipment, specialized trailers and military forklifts.

Gross profit as a percentage of net revenues decreased 3% to 16.5% for the three months ended September 30, 2014 from 19.5% for the three months ended September 30, 2013. The decrease in margin is principally attributed to changes in product mix. Margins on our crane products decreased as there was shift towards cranes with lower lifting capacity and lower margins. Crane product margins were also adversely impacted as the Company delivered more cranes in the quarter where Maniex supplied the chassis to the customers. When the Company supplies the chassis our margin declines as there is virtually no markup on the chassis. Finally, the increase in revenues for the quarter was generated by products that generally have lower margins.

Research and development—Research and development was $0.6 million and $0.7 million for the three months ended September 30, 2014 and 2013, respectively. The Company’s research and development spending continues to reflect our continued commitment to develop new products that gives the Company a competitive advantage.

Selling, general and administrative expense—Selling, general and administrative expense for the three months ended September 30, 2014 was $6.9 million compared to $5.9 million for the comparable period in 2013, an increase of $1.0 million. The two companies acquired in August and November 2013, respectively, accounted for $0.7 million of the increase. The remaining increase is principally related to an increase in corporate expenses of $0.3 million. The increase in corporate expenses is the result of increase of in salary expense of $0.1 million, deferred stock based compensation of $0.1 million, travel expenses of $0.1 million, consulting fees of $0.1 million and bank fees of $0.1 million which were partially offset by decreases in bonuses of $0.1 million and legal and accounting fees of $0.1 million. The increase is salaries and travel is principally related to hiring a Vice President of Sales and a Director of Accounting. The Company paid fees to a consultant in 2014 in connection with the ongoing development of the Company’s sales organization. Accounting and legal fees decreased as the prior year included fees associated with Valla and Sabre acquisitions.

Operating income—For the three months ended September 30, 2014 and 2013, the Company had operating income of $3.4 million and $4.7 million, respectively. The decrease in operating income is due to decrease in gross profit of $0.3 million and $1.0 million increase in operating expenses. The impact of an increase in revenue was more than offset by a 3.0% decrease in gross profit as percent of revenue. The increase in operating expense is related to an increase in selling, general and administrative expenses explained above.

Interest expense—Interest expense was $0.7 million for the three months ended September 30, 2014 compared to $0.8 million for the comparable period in 2013. The modest decrease in interest expense is attributed to a decrease in the average interest rate paid by the Company which was partially offset by a small increase in outstanding borrowings. Average interest rates decreased primarily because interest rates on its North American revolving facilities decreased. This occurred as the Company moved to a lower point on the interest rate pricing grid.

Foreign currency transaction gains and losses—The Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds.

For the three months ended September 30, 2014 and 2013, foreign currency gains and losses were insignificant.

Income tax— For the three months ended September 30, 2014, and 2013 the Company recorded an income tax expense of $0.9 million and $1.2 million, respectively. The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. The annual effective tax rate (excluding discrete items) for 2014 is estimated to be approximately 32%, while the actual annual effective tax rate for 2013 was 30%.

The effective tax rate increase between years in part because the Company was not able to recognize a federal research and development tax credit in 2014 as the provision in the Internal Revenue Code authorizing the R&D credit has expired for 2014. The effective tax rate for the quarter ended September 30, 2014 was higher than the quarter ended June 30, 2014 due to various adjustments related to the finalization of the Company’s U.S. federal and state tax returns.

Net income—Net income for the three months ended September 30, 2014 was $1.8 million. This compares with a net income for the three months ended September 30, 2013 of $2.6 million. The change in net income is explained above.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net income for the nine month periods ended September 30, 2014 and 2013

For the nine months ended September 30, 2014 and 2013 the Company had a net income of $6.6 million and $7.2 million, respectively.

For the nine months ended September 30, 2014, the net income of $6.6 million consisted of revenue of $197.2 million, cost of sales of $161.5 million, research and development costs of $1.9 million, SG&A expenses of $21.6 million, interest expense of $2.2 million, foreign currency transaction losses and other expense of $0.1 million, and income tax expense of $3.3 million.

For the nine months ended September 30, 2013, the net income of $7.2 million consisted of revenue of $179.6 million, cost of sales of $145.9 million, research and development costs of $2.1 million, SG&A expenses of $19.1 million, interest expense of $2.1 million, foreign currency transaction losses of $0.1 million, and income tax expense of $3.1 million.

Net Revenues and Gross Profit—For the nine months ended September 30, 2014, net revenues and gross profit were $197.2 million and $35.7 million, respectively. Gross profit as a percent of revenues was 18.1% for the nine months ended September 30, 2014. For the nine months ended September 30, 2013, net revenues and gross profit were $179.6 million and $33.7 million, respectively. Gross profit as a percent of revenues was 18.8% for the nine months ended September 30, 2013.

Net revenues increased $17.6 million or 9.8% to $197.2 million for the nine months ended September 30, 2014 from $179.6 million for the comparable period in 2013. Approximately $15.6 million of the increase is attributed to additional revenues derived from the Valla and Sabre product lines. This increase occurred as the nine month period in 2013 only had Sabre revenues for the period between on August 19, 2013 (the date of acquisition) and September 30, 2013 and there were no Valla revenues, as this product line was not acquired until November 30, 2013. The remaining $2.0 million increase is primarily attributed to an increase in container handling equipment offset by decreased forklift revenues that is attributed to a decrease in both military and commercial sales and to a lesser extent a modest decrease in revenues for our crane products. Military sales have historically varied significantly from period to period depending on when orders are received. The Company expects to increase revenues from the military sales in the fourth quarter of 2014 as the Company begins shipping military forklifts against several recently awarded large military contracts. Crane sales declined modestly as the sale of cranes with higher lifting capacity decreased in response to the weakness in the energy sector. This decline was partially offset by an increase in cranes with lower lifting capacities which reflects a modest improvement in the general construction environment.

Our gross profit as a percentage of net revenues decreased 0.7% to 18.1% for the nine months ended September 30, 2014 from 18.8% for the nine months ended September 30, 2013. The decrease in gross profit for the nine month period is entirely attributed to the 3.0% decrease in our gross profit for the third quarter as year to date gross profit percent was up a modest 0.5% at June 30, 2014. The decrease in gross profit for the third quarter is explained above.

Research and development—Research and development for the nine months ended September 30, 2014 was $1.9 million compared to $2.1 million for the comparable period in 2013. The Company’s research and development spending continues to reflect our continued commitment to develop and introduce new products that give the Company a competitive advantage.

Selling, general and administrative expense—Selling, general and administrative expense for the nine months ended September 30, 2014 was $21.6 million compared to $19.1 million for the comparable period in 2013, an increase of $2.5 million. Selling, general and administrative expense as a percent of revenues for the nine months ended September 30, 2014 was 10.9% an increase of 0.3% from the 10.6% for the comparable period in 2013.

Approximately $2.4 million of the increase is attributed to additional selling, general and administrative expenses at the two companies that were acquired in August and November of 2013, respectively. Another $0.7 million is related to expenses incurred in connection with our participation at the 2014 Con Expo trade show. The Con Expo show, which is held every three years, was held in Las Vegas in March of this year. This show is an international gathering place for the construction industries. It is estimated that 130,000 professionals from around the world attended the show. The two significant increases were offset by net other decreases of $0.6 million, including a $0.8 million decrease in the provision for performance based incentive compensation.

Operating income—For the nine months ended September 30, 2014 and 2013, the Company had operating income of $12.2 million and $12.5 million, respectively. The decrease in operating income is due to a decrease in gross profit percent and very slight increase in operating expenses as a percent of revenues.

Interest expense—Interest expense was $2.2 million for the nine months ended September 30, 2014 and for the comparable 2013 period. Interest expense did not change significantly as a decrease in the average interest rate was offset by having a higher outstanding debt balance. Average interest rates decreased because interest rates on its North American revolving facilities decreased. This occurred as the Company moved to a lower point on the interest rate pricing grid.

Foreign currency transaction (losses) gains—The Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds.

For the nine months ended September 30, 2014 and 2013, the Company had a foreign currency transaction losses of less than $0.1 million.

Income tax—For the nine months ended September 30, 2014 and 2013, the Company recorded an income tax expense of $3.3 million and $3.1 million, respectively. The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. The annual effective tax rate (excluding discrete items) for 2014 is estimated to be approximately 32%, while the actual annual effective tax rate for 2013 was 30%.

Net income—Net income for the nine months ended September 30, 2014 was $6.6 million. This compares with a net income for the nine months ended September 30, 2013 of $7.2 million. The change in net income is explained above.

Segment information

Lifting Equipment Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues	$61,670	$53,284	$185,772	$166,706
Operating income	5,007	5,703	17,013	16,543
Operating margin	8.1%	10.7%	9.2%	9.9%

Net revenues

Net revenues increased $8.4 million to $61.7 million for the three months ended September 30, 2014 from $53.3 million for the comparable period in 2013.

Approximately 20% of the increase is attributed to additional revenues derived from the Valla and Sabre product lines. This increase occurred as the three month period in 2013 only had Sabre revenues for the period beginning on August 19, 2013 (the date of acquisition) and did not have any Valla revenues, as this product line was not acquired until November 30, 2013. The remaining increase is attributed to increases in revenues from the sale of container handling equipment, specialized trailers and military forklifts.

Net revenues increased $19.1 million to $185.8 million for the nine months ended September 30, 2014 from $166.7 million for the comparable period in 2013. Approximately $15.6 million of the increase is attributed to additional revenues derived from the Valla and Sabre product lines. This increase occurred as the nine month period in 2013 only had Sabre revenues for the period between August 19, 2013 (the date of acquisition) and September 30, 2013 and there were no Valla revenues, as this product line was not acquired until November 30, 2013. The remaining $3.5 million increase is primarily attributed to an increase in container handling equipment offset by decreased forklift revenues that is attributed to a decrease in both military and commercial sales and to a lesser extent a modest decrease in revenues for our crane products. Military sales have historically varied significantly from period to period depending on when orders are received. The Company expects increased revenues from the military sales in the fourth quarter of 2014 as the Company begins shipping military forklifts against several recently awarded large military contracts. Crane sales declined modestly as the sale of cranes with higher lifting capacity decreased in response to the weakness in the energy sector. This decline was partially offset by an increase in cranes with lower lifting capacities which reflects a modest improvement in the general construction environment.

Operating income and operating margins

Operating income of $5.0 million for the three months ended September 30, 2014 was equivalent to 8.1% of net revenues compared to an operating income of $5.7 million for the three months ended September 30, 2013 or 10.7% of net revenues. Operating income decreased $0.7 million and operating income as a percent of revenue decreased 2.6% to 8.1% for three months ended September 30,

2014 from 10.1% for the three months ended September 30, 2013. The entire decrease in operating income and operating income as percent of revenue is entirely due to a decrease in gross profit percent as operating expense as percent of revenues decreased marginally. The decrease in margin is principally attributed to changes in product mix. Margins on our crane products decreased as there was shift towards cranes with lower lifting capacity and lower margins. Crane product margins were also adversely impacted as the Company delivered more cranes in the quarter where Maniex supplied the chassis to the customers. When the Company supplies the chassis our margin decline as there is virtually no markup on the chassis. Finally, the increase in revenues for the quarter was generated by products that generally have lower margins.

Operating income of $17 million for the nine months ended September 30, 2014 was equivalent to 9.2% of net revenues compared to an operating income of $16.5 million for the nine months ended September 30, 2013 or 9.9% of net revenues. The decrease in Operating profit and operating profit as percent of revenue for the nine month period is entirely attributed to the decrease in our gross profit percent for the third quarter 2014 as year to date operating income and operating income as a percent of revenue were up for the six months ended June 30, 2014 compared to the six months end June 30, 2013. Operating expenses as a percent of revenue were virtually unchanged between the two nine month periods.

Equipment Distribution Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues	$5,296	$4,269	$14,398	$13,000
Operating (loss) income	17	183	138	486
Operating margin	0.3%	4.3%	0.9%	3.7%

Net revenues

Net revenues increased $1.1 million to $5.3 million for the three months ended September 30, 2014 from $4.3 million for the comparable period in 2013. The increase in revenues is entirely due to additional new equipment sales. Rental and service income was flat for the three months ended September 30, 2014.

Net revenues increased $0.9 million to $14.4 million for the nine months ended September 30, 2014 from $13 million for the comparable period in 2013. The increase in revenues is due to additional new equipment sales partially offset by decreased part sales.

Operating income (loss) and operating margins

The Equipment Distribution segment had an operating income of $0.1 million and $0.2 million for the three months ended September 30, 2014 and 2013, respectively. The decrease in operating income is due to the increases in sales and administrative personnel and travel expenses relating to the integration of Valla and PM Group.

The Equipment Distribution segment had an operating income of $0.1 million and $0.5 million for the nine months ended September 30, 2014 and 2013, respectively. The decrease in operating income is due to the increases in sales and administrative personnel and travel expenses relating to the integration of Valla and PM Group.

Reconciliation to Statement of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Lifting Equipment	$61,670	$53,284	$185,772	$166,706
Equipment Distribution	5,296	4,269	14,398	13,000
Elimination of intersegment sales	(769)	(32)	(2,998)	(65)

Total	$66,197	$57,521	$197,172	$179,641

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating Income:
Lifting Equipment	$5,007	$5,703	$17,013	$16,543
Equipment Distribution	17	183	138	486
Corporate expenses	(1,529)	(1,229)	(4,649)	(4,511)
Elimination of intersegment profit in inventory	(84)	—	(302)	—

Total	$3,411	$4,657	$12,200	$12,518

Liquidity and Capital Resources

Cash and cash equivalents were $4.9 million at September 30, 2014 compared to $6.1 million at December 31, 2013. In addition, the Company has U.S. and Canadian revolving credit facilities, with maturity dates of August 19, 2018 and our Canadian Subsidiary has a specialized export facility. At September 30, 2014 the Company had approximately $10.9 million available in North America to borrow under its revolving credit facilities.

At September 30, 2014, CVS had established demand credit facilities with eleven Italian banks. Under the facilities, CVS can borrow up to €0.3 million ($0.4 million) on an unsecured basis and additional amounts as advances against orders, invoices and letter of credit with a total maximum facilities (including the unsecured portion) of €11.4 million ($14.3 million). The maximum amount outstanding is limited to 80% of the assigned accounts receivable if there is an invoice issued or 50% if there is an order/contract. The banks will evaluate each request to borrow individually and determine the allowable advance percentage and interest rate. In making its determination the bank considers the customer’s credit and location of the customer. At September 30, 2014, the banks had advanced CVS €5.5 million ($7.0 million) and had issued performance bonds which total €0.7 million ($0.8 million), which also count against the maximum that can be borrowed under these facilities.

During the nine months ended September 30, 2014, total debt increased by $0.5 million to $54.7 million at September 30, 2014 from $54.2 million at December 31, 2013.

The following is a summary of the net increase in our indebtedness from December 31, 2013 to September 30, 2014:

Facility	Increase/ (decrease)
U.S. revolver	$—
Canadian revolver	0.5 million
Specialized export facility	—
Note payable-Terex	(0.3) million
Load King Debt	(0.1) million
Note payable—bank (insurance premiums)	0.1 million
Capital leases	(0.1) million
Proceeds against orders, invoices, or letters of credit	0.4 million

$0.5 million

Outstanding borrowings

The following is a summary of our outstanding borrowings at September 30, 2014:

	Outstanding Balance	Interest Rate	Interest Paid	Principal Payment
U.S. Revolver	$29.2 million	2.90%	Monthly	n.a.
Canadian Revolver	8.6 million	3.25%	Monthly	n.a.
Specialized Export Facility	2.7 million	3.25%	Monthly	60 days after shipment or 5 days after receipt of payment
Load King bank debt	1.0 million	3.00% to 6.25%	Monthly	$0.02 million monthly installment payment (includes interest)
Load King debt (SD Board of Economic Development)	0.8 million	3.00%	Monthly	$0.005 million monthly including interest
Notes payable bank (insurance premiums)	0.1 million	3.45%	Monthly	$0.07 million monthly
Note payable—Terex	0.5 million	6.0%	Quarterly	$0.25 million March 1 ($0.15 million) can be paid in stock
Capital lease—cranes for sale	1.8 million	4.4% to 6.36%	Monthly	Over 36 or 60 months
Capital lease—Georgetown facility	2.3 million	12.0%	Monthly	$0.07 million monthly payment includes interest
Acquisition note-Valla	0.2 million	1.5%	Annually	$0.1 in 2015 and 2016
Capital leases—Winona facility	0.5 million	6.13%	Monthly	$0.025 million monthly payment includes interest
Borrowings against orders, invoices and letters of credit	7.0 million	3.82—11.0%	Monthly	Upon payment of invoice or letter of credit

	$54.7 million

Future availability under credit facilities

As stated above, the Company had cash of $4.9 million and approximately $10.9 million available to borrow under its credit facilities at September 30, 2014. Additionally, CVS has agreements with eleven Italian banks under which CVS can draw up to €11.3 million ($14.3 million) against specific orders, invoices and letters of credit. As of September 30, 2014, the banks had advanced €5.5 million ($7 million) and had issued performance bonds which total €0.7 million ($0.8 million), which also count against the maximum that can be borrowed under these facilities. Any future advances against the Italian facilities are dependent on having available collateral.

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

2014

Operating activities consumed $1.7 million of cash for the nine months ended September 30, 2014 comprised of net income of $6.6 million, non-cash items that totaled $4.2 million and changes in assets and liabilities, which consumed $12.5 million. The principal non-cash items are depreciation and amortization of $3.3 million, shared based compensation of $0.9 million, deferred income taxes of $0.2 million and allowance for doubtful accounts of $0.1 million offset by a decrease in inventory and tax provision reserves of $0.3 million.

The change in assets and liabilities which consumed $12.5 million in cash is principally attributed to the following changes in assets and liabilities including increases in accounts payable of $3.6 million and other current liabilities of $0.1 million which generates cash, and increases in accounts receivable of $6.1 million, inventory of $9.9 million and prepaid expenses of $0.2 million all of which consumed cash. The increases in accounts receivable is due to the increased revenues and the timing of customer payments. The increase in inventory is attributed an expected growth in revenues. The increase in accounts payable is due to additional inventory purchases and timing of payments to our vendors. The increase in other current liabilities related to an increase in customer deposits.

Investing activities for the nine months ended September 30, 2014 consumed $0.7 million of cash which represent investments in several pieces of equipment.

Financing activities generated $1.7 million in cash for the nine months ended September 30, 2014, which compares to the $0.5 million net increase in outstanding debt reflected on the above table. The $1.2 million difference is an exchange rate difference that occurs as cash flows for foreign subsidiaries are calculated in local currencies and then converted to U.S. dollars. As such, the impact (in U.S. dollars) of change in exchange rates for the Canadian dollar and Euro had on outstanding debt are reflected on the cash flow statement on the line entitled “effect of exchange rate changes on cash” rather than being included in the financing activity section.

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

Critical Accounting Policies

See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013, for a discussion of the Company’s other critical accounting policies.

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

Off-Balance Sheet Arrangements

Comerica has issued a $0.645 million standby letter of credit in favor of an insurance carrier to secure obligations which may arise in connection with future deductibles payments that may be incurred under the Company’s workman compensation insurance policies.

Additionally, various Italian banks have issued performance bonds which total €651,000 ($822,000) which are also guaranteed by the Company.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

The company’s market risk disclosures have not materially changed since the 2013 Form 10-K/A was filed. The company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the company’s Annual Report on Form 10-K/A, for the year ended December 31, 2013.

Item 4—Controls and Procedures

Disclosure Controls and Procedures

The Company under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2014.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2014 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A—Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K/A filed for the year ended December 31, 2013.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s credit agreement with Comerica Bank directly restricts the Company’s ability to declare or pay dividends without Comerica’s consent. In addition, pursuant to the Company’s credit agreement with Comerica, the Company must maintain as specified in the agreement a Debt Service ratio and Funded Debt to EBITDA ratio.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publically Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1—July 31, 2014	—	—	—	—
August 1—August 31, 2014	—	—	—	—
September 1—September 30, 2014	—	—	—	—

	—	—	—	—

Item 3—Defaults Upon Senior Securities

None

Item 4—Mine Safety Disclosures

Not applicable.

Item 5—Other Information

Not applicable.

Item 6—Exhibits

See the Exhibit Index set forth below for a list of exhibits included with this Quarterly Report on Form 10-Q.

10.1

Amendment No. 4 to Credit Agreement dated as of July 21, 2014 by and among Manitex International, Inc., Manitex, Inc., Manitex Sabre, Inc., Badger Equipment Company and Manitex Load King, Inc. as the U.S. Borrowers, Manitex Liftking ULC, as the Canadian Borrower, The Other Persons Party hereto that are designed as Lenders, Comerica Bank, a U.S. Lender, a US Issuing Lender, the U.S. Swing Line Lender and as U.S. Agent, Comerica as a Canadian Lender, a Canadian Issuing Lender and the Canadian Swing Line Lender and as Canadian Agent, Fifth Third Bank, as a US Lender and HSBC Bank USA, N.A., as a US Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 25, 2014 with respect to Items 1.01 and 2.03).

10.2

Investment Agreement, dated July 21, 2014, between Manitex International, Inc., IPEF III Holdings n° 11 S.A and Columna Holdings Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 25, 2014 with respect to Item 1.01).

10.3

Debt Assignment Agreements, dated July 21, 2014, between Manitex International, Inc. and Banca Popolare del’Emilia Romagna S.C. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 25, 2014 with respect to Item 1.01).

10.4

Debt Assignment Agreements, dated July 21, 2014, between Manitex International, Inc. and Unicredit S.P.A. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 25, 2014 with respect to Item 1.01).

10.5

Option Agreement, dated July 21, 2014, by and between Manitex International, Inc. and Banca Popolare del’Emilia Romagna S.C. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 25, 2014 with respect to Item 1.01).

10.6	Commitment Letter dated July 21, 2014 the Company and PM Group (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 25, 2014 with respect to Item 1.01).

31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial information from Manitex International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Income for the three and nine months ended September 30, 2014 and 2013 (ii) Statement of Comprehensive Income for three and nine months ended September 30, 2014 and 2013 (ii) Balance Sheets as of September 30, 2014 and December 31, 2013, (iii) Statements of Cash Flows for the three and nine months ended September 30, 2014 and 2013, and (iv) Notes to Unaudited Interim Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 7, 2014

By:	/S/ DAVID J. LANGEVIN
David J. Langevin
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 7, 2014

By:	/S/ DAVID H. GRANSEE
David H. Gransee
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)