Form 10-K
period 2014-12-31
Manitex International, Inc.
filed 2015-03-16
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Large Accelerated Filer  ☐  Accelerated Filer   ☒  Non-Accelerated Filer  ☐  Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock, no par value (“Common Stock”), held by non-affiliates of the registrant as of June 30, 2014 was approximately $176 million based upon the closing price for the Common Stock of $16.24 on the NASDAQ Stock Market on such date.

The number of shares of the registrant’s common stock outstanding as of March 11, 2015 was 15,984,177.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2015 Annual Meeting (the “2015 Proxy Statement”) to be filed with the Commission within 120 days after the end of the fiscal year ended December 31, 2014.

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

(17)	a substantial portion of our revenues are attributed to limited number of customers which may decrease or cease purchasing any time; and

(18)	a disruption or breach in our information technology systems.

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

Our Business

The Company is a leading provider of engineered specialty lifting and loading products. The Company operates in three business segments: the Lifting Equipment segment, the ASV segment and the Equipment Distribution segment.

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

CVS Ferrari, srl (“CVS”) designs and manufactures a range of reach stackers and associated lifting equipment for the global container handling market that are sold through a broad dealer network. On November 30, 2013, CVS acquired the assets of Valla SpA (“Valla”) located in Piacenza, Italy. Valla offers a full range of precision pick and carry cranes from 2 to 90 tons, using electric, diesel, and hybrid power options. Its cranes offer wheeled or tracked, and fixed or swing boom configurations, with special applications designed specifically to meet the needs of its customers.

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

Manitex Sabre, Inc. (“Sabre”), which is located in Knox, Indiana, manufactures a comprehensive line of specialized mobile tanks for liquid and solid storage and containment solutions with capacities from 8,000 to 21,000 gallons. Its mobile tanks are sold to specialized independent tank rental companies and through the Company’s existing dealer network. The tanks are used in a variety of end markets such as petrochemical, waste management and oil and gas drilling.

In January of 2015, The Company acquired PM Group S.p.A. (“PM”) which is based in San Cesario sul Panaro, Modena, Italy. PM is a leading Italian manufacturer of truck mounted hydraulic knuckle boom cranes with a 50-year history of technology and innovation, and a product range spanning more than 50 models. Its largest subsidiary, Oil & Steel (“O&S”), is a manufacturer of truck-mounted aerial platforms with a diverse product line and an international client base. Combined, O&S and PM occupy 510,000 square feet of assembly and manufacturing space, spread between its two locations in San Cesario S/P, Modena, and in Arad, Romania, and sell to a broad, worldwide dealer network. Since this acquisition occurred after December 31, 2014, PM’s financial statements are not incorporated into the Company’s consolidated financial statements for the year ending December 31, 2014. Nonetheless, the foregoing description of PM is included to provide a complete description of the Company’s business as it currently exists.

ASV Segment

On December 19, 2014, the Company acquired 51% of A.S.V., Inc. from Terex Corporation (“Terex”). In connection with the acquisition, ASV was converted to an LLC and its name was changed to A.S.V., LLC (ASV). ASV located in Grand Rapids, Minnesota manufactures a line of high quality compact rubber tracked and skid steer loaders. The ASV products will be distributed through the Terex distribution channels as well as through Manitex and other independent dealers. The products are used in the site clearing, general construction, forestry, golf course maintenance and landscaping industries, with general construction being the largest market.

ASV’s financial results are included in the Company’s consolidated results beginning on December 20, 2014.

Equipment Distribution Segment

The Equipment Distribution segment comprises the operations of Crane & Machinery (“C&M”), a division of Manitex International. The segment markets products used primarily for infrastructure development and commercial construction applications that include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance. C&M is a distributor of Terex rough terrain and truck cranes, and supplies repair parts for a wide variety of medium to heavy duty construction equipment and sells domestically and internationally, predominately to end users, including the rental market. It also provides crane equipment repair services in the Chicago area. C&M uses the trade name North American Equipment Exchange to market previously-owned construction and heavy equipment, both domestically and internationally and provides a wide range of used lifting and construction equipment of various ages and condition. It also has the capability to refurbish equipment to the customers’ specification. C&M also operates as the North American sales organization for our Italian based PM knuckle boom cranes and Valla pick and carry crane products.

Recent Acquisitions

On January 15, 2015, the Company acquired PM Group S.p.A. (“PM”) which is based in San Cesario sul Panaro, Modena, Italy. PM is a leading Italian manufacturer of truck mounted hydraulic knuckle boom cranes with a 50-year history of technology and innovation, and a product range spanning more than 50 models. Its largest subsidiary, Oil & Steel, (“O&S”), is a manufacturer of truck-mounted aerial platforms with a diverse product line and an international client base. Combined, O&S and PM occupy 510,000 square feet of assembly and manufacturing space, spread between its two locations in San Cesario S/P, Modena, and in Arad, Romania, and sell to a broad, worldwide dealer network. Since this acquisition occurred after December 31, 2014, PM’s financial statements are not incorporated into the Company’s consolidated financial statements for the year ending December 31, 2014.

On December 19, 2014 the Company completed an agreement with Terex and has become the majority owner of ASV, which is located in Grand Rapids, Minnesota. As a result of the transaction, the Company owns 51% of ASV and Terex owns 49% of ASV. ASV’s financial results are included in the consolidated results beginning on December 20, 2014. ASV manufactures and sells a line of high quality compact rubber track and skid steer loaders.

On December 16, 2014, the Company, BGI USA Inc. (“BGI”), Movedesign SRL and R & S Advisory S.r.l., entered into an operating agreement (the “Operating Agreement”) for Lift Ventures LLC (“Lift Ventures”), a joint venture entity. The purposes for which Lift Ventures is organized are the manufacturing and selling of certain products and components, including the Schaeff line of electric forklifts and certain LiftKing products. Pursuant to the Operating Agreement, the Company was granted a 25% equity stake in the Lift Ventures in exchange for the contribution of certain inventory and a license of certain intellectual property related to the Company’s products.

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

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

The following is financial information about our Lifting Equipment, ASV and Equipment Distribution segments for the years ending December 31, 2014, 2013 and 2012. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, except corporate expenses are not allocated to segments. The Company evaluates segment performance based upon operating income before corporate expenses. Amounts shown are in thousands of dollars.

(in Thousands)

	AS OF OR FOR THE YEARS ENDED DECEMBER 31,
	2014	2013	2012
Revenues:
Lifting Equipment	$245,435	$228,772	$188,792
ASV	2,264	—	—
Equipment Distribution	21,104	16,951	17,090
Inter-segment Eliminations	(4,722)	(651)	(633)

Total	$264,081	$245,072	$205,249

Operating income:
Lifting Equipment	$21,640	$23,311	$19,880
ASV	(121)	—	—
Equipment Distribution	374	628	222
Corporate expense	(7,968)	(6,391)	(5,613)
Elimination of inter-segment profit in inventory	11	(10)	(30)

Total	$13,936	$17,538	$14,459

Total assets:
Lifting Equipment	$172,306	$170,692	$143,749
ASV	126,547	—	—
Equipment Distribution	15,634	10,847	7,562
Corporate	1,636	1,075	193

Total	$316,123	$182,614	$151,504

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

Markets that drive demand for boom trucks include power distribution, oil and gas recovery, infrastructure and new home, commercial and industrial construction. The new home construction market, which uses lower capacity cranes, is probably the most cyclical. We believe that oil and gas extraction and power distribution offer the best chance for long-term growth and are markets where the Manitex subsidiary’s products are well represented.

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

In 2013, the overall market for boom truck was marginally down from the prior year. However, revenues generated from boom truck sales by the Company increased by approximately 30% in 2013. Accordingly, the Company’s market share was also up. The revenue increase is principally attributed to an increase in production capacity. This increase in capacity allowed us to reduce the backlog that existed at December 31, 2012 and to more aggressively promote the sale of our lower tonnage cranes. A significant portion of the December 2012 backlog was for higher tonnage cranes used in niche market segments particularly the North American energy sector. During the current year, there has been a softening in the demand for our products which are related to the energy sector. The Company believes the decrease in demand during 2013 from the energy sector is temporary, and that the North American energy sector will continue to grow and, in turn, will drive future demand for our products. In 2014, the Company has seen orders for cranes with higher lifting capacities that serve niche markets, including the North American energy sector slowdown from prior years largely as a result of the fall in oil prices. Demand for smaller capacity cranes did however increase reflecting the continued growth of general construction activity in North America. The Company believes the slowdown in demand from the oil and gas sector is temporary.

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

The market for sign cranes is small and has been depressed the last several years as both large and small customers have been deferring the purchase of sign cranes. The Company expects the market for sign cranes to gradually improve if general economic conditions continue on a positive trajectory. The Company has not generated significant revenues from the sale of sign cranes in the last 3 years. Even if the Company were to obtain a contract to supply sign cranes to one of the three large customers, it would still only have a modest impact on future revenues.

Industrial Cranes and Forklifts

Our subsidiary, Badger, sells specialized industrial cranes through a network of dealers. The Badger product line includes lattice cranes with 20 to 30 ton lifting capacity marketed under the Little Giant trade name, and specialized 15 and 30 ton industrial cranes sold under the Badger and Manitex names. The 30 ton industrial crane was launched in 2009 and was the first in a new line of specialized high quality industrial cranes. During the fourth quarter of 2012, Badger expanded the product line by launching a 15 ton rough terrain crane which is also sold under the Badger and Manitex name.

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

Our Valla product line of industrial cranes is a full range of precision pick and carry cranes from 2 to 90 tons, using electric, diesel, and hybrid power options. Its cranes offer wheeled or tracked, and fixed or swing boom configurations, with special applications designed specifically to meet the needs of its customers. The product is sold internationally through dealers and into the rental distribution channel.

The Lowry range of cushion tired forklifts have capacities from 18,000 pounds to 45,000 pounds and are powered by propane or diesel clean burn engines. Designed with a low profile and compact footprint they serve industrial customers’requirements and are also sold through a dealer network.

Specialized Highly Engineered Trailers

Load King designs and sells build-to-order specialized, highly engineered low-bed, heavy-haul, bottom-dump, and platform trailers and hauling systems. The trailers, except for the bottom-dump, are typically used for transporting heavy equipment. Additionally, Load King has recently launched a trailer refurbishment service. Our trailers are utilized by commercial construction firms, equipment rental companies, oil field service companies, the railroad industry, the U.S. military, the mining industry and other end users to safely and efficiently haul specialized equipment. The Company routinely customizes its trailers and/or innovates new features to address specific customer, end-market or application needs. Manitex Load King markets its products through a network of dealers.

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

Transporters, used in ship building, are one example of a specialized carrier built by Manitex Liftking. The ship builder will construct a segment of the hull on our transporter. When the section of the hull is complete, the ship builder will move the section to the already completed portion of the hull and attach it. Manitex Liftking has built transporters capable of transporting 500,000 pounds.

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

CVS purchased all the rights and designs to manufacture all the products previously manufactured by the Predecessor Company including reach stackers, empty container handlers, forklift, straddle carriers, and tractors. Although CVS initially concentrated on reach stackers, it was the Company’s plan to reintroduce other products. The process of reintroducing products began in 2011 with the sale of a limited number of terminal tractors. Presently, CVS has successfully reintroduced and is currently selling all the Predecessor Company’s products, except for the straddle carrier. CVS is still in the process of reviewing the straddle carrier product design and functions with the intent of reintroducing the product at a future date.

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

In 2013, the market for port handling equipment in Europe, CVS’s historical market, overall continued to be weak. There was, however, some modest improvement during the latter part of the year. CVS was again able to grow its revenues by increasing sales to other international markets. This increase is attributed to shipments of tractors to South Africa during the first part of the year and an increase in sales to Latin America in the second half of the year. The sale of the tractors was related to a large tender order that was awarded to CVS in 2012. The increase in Latin American revenues is a benefit from obtaining new dealers in Latin America in 2013. During 2014, CVS has continued to expand its dealer network and has also benefited from a modest increase in demand in its local Italian market.

Mobile Tanks

Manitex Sabre manufactures a comprehensive line of specialized mobile tanks for liquid and solid storage and containment solutions with capacities from 8,000 to 21,000 gallons. Its mobile tanks are sold to specialized independent tank rental companies and through the Company’s existing dealer network. The tanks are used in a variety of end markets such as petrochemical, waste management and oil and gas drilling.

ASV Segment

Loaders and Skid Steer

ASV manufactures and sells a complete range of compact rubber tracked loaders (CTL) and skid steer loaders (SSL). CTLs are used in the site clearing, general construction, forestry, golf course maintenance and landscaping industries, with general construction being the largest market. A complete range from a rated operating capacity of 665 pounds to 12,100 pounds is manufactured. The CTL manufactured by ASV has several patented features and unique attributes, including the only available rubber tracked undercarriage system. SSLs are used in general construction, material handling, including scrap and waste, and agricultural markets. They are utilized in hard abrasive conditions that a CTL may not be able to traverse. A complete range from a rated operating capacity of 1,650 pounds to 8,680 pounds is manufactured.

Equipment Distribution Segment

The Equipment Distribution segment comprises the operations of Crane & Machinery (“C&M”), a division of Manitex International. The segment markets products used primarily for infrastructure development and commercial construction applications that include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance. C&M is a distributor of Terex rough terrain and truck cranes, and supplies repair parts for a wide variety of medium to heavy duty construction equipment and sells domestically and internationally, predominately to end users, including the rental market. It also provides crane equipment repair services in the Chicago area. C&M uses the trade name , North American Equipment Exchange, to market previously-owned construction and heavy equipment, both domestically and internationally and provides a wide range of used lifting and construction equipment of various ages and condition, and also has the capability to refurbish equipment to the customers’ specification. C&M also operates as the North American sales organization for our Italian based PM knuckle boom cranes and Valla pick and carry crane products.

Revenues attributable to the Company’s Equipment Distribution segment were less than 10% of the Company’s total revenues for fiscal years 2014, 2013 and 2012.

Part Sales

Each of our segments supplies repair and replacement parts for its products. The parts business margins are higher than our overall margins. Part sales as a percentage of revenues tend to increase when there is a down-turn in the industry. Part sales as a percentage of revenues is approximately 11%, 15% and 16% for the years ended December 31, 2014, 2013 and 2012, respectively. The declines in 2014 and 2013 are the result of increases in the Company’s total revenues in those years.

Total Company Revenues by Sources

The sources of the Company’s revenues are summarized below:

	2014	2013	2012
Boom trucks & truck cranes	43%	47%	44%
Industrial cranes and forklifts	7%	3%	—
Container handling equipment	15%	14%	12%
Rough terrain forklifts	4%	6%	6%
Military forklifts	4%	2%	6%
Rough terrain cranes	1%	1%	4%
Compact loaders and skid steers	1%	—	—
Mobile tanks	6%	2%	—
Specialized trailers	5%	8%	8%
Used Construction Equipment	3%	2%	4%
Part sales	11%	15%	16%

Total Revenue	100%	100%	100%

In 2014 and 2013, no customer accounted for 10% of the Company’s revenue. In 2012, one customer, Cropac Equipment, Inc., accounted for 10.8% of the Company’s revenue.

Raw Materials

The Company both purchases and fabricates components used in production. Our Manitex subsidiary fabricates cranes which are mounted on truck chassis, which are either purchased by the Company or supplied by the customer. The Company purchases steel and a variety of machined parts and subassemblies including weldments, cylinders, winches, cables, booms and cabs. Manitex Liftking builds rough terrain forklifts, and other specialized carriers. Manitex Liftking fabricates some of their cylinders, and masts using quality steel and proprietary technology. Manitex Liftking purchases engines, transmissions, axles, tires, rims and most of its frames and many of the cylinders and masts that are used. Badger historically fabricated its frames and booms, but purchases engines, transmissions, axles, tires, rims and other components. Recently, Badger has been outsourcing much of its requirements for frames. Manitex Load King mainly purchases materials including steel, axles, suspensions, tires, wheels and other engineered components. CVS principally purchases components used in production. CVS purchases frames, cabs, booms, engines, transmissions, axles, tires, rims, cylinders, masts and electronic components. Manitex Sabre fabricates mobile tanks for liquid and solid waste. The Company purchases steel and a variety of machined parts and subassemblies including weldments together with axles, tires and wheels. ASV manufactures compact and skid steer loaders and mainly purchases materials including steel, axles, suspensions, tires, wheels and other engineered components together with engines and transmissions and cabs.

Lead times for our components vary from several weeks to many months. The Company is vulnerable to an interruption of supply in instances when only one supplier has been qualified and qualification and supply source changes can exceed a year. The Company has been working on qualifying secondary sources to assure supply and to reduce costs. The degree to which our supply base can respond to changes in market demand directly affects our ability to increase production and the Company attempts to maintain some additional inventory in order to react to unexpected increases in demand. In 2011, our production of boom trucks was at times constrained by a shortage of chassis and to a lesser degree the availability of cylinders, high density steel and other component parts. Delivery of chassis started to improve in the fourth quarter of 2011. During the first part of 2012, supply chain issues at times delayed some of our deliveries. However, we do not believe that availability or lack of component had any significant impact on full year 2012 revenues. During 2013 and 2014, raw materials and components were generally available to meet our production schedules and had no significant impact on 2013 revenues. During the first part of 2014 delivery of chassis for our larger cranes had a modest impact on production, however this was alleviated during the year as manufacturers increased their production and demand also slowed compared to the first half of the year.

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

The Company owns and uses several trademarks relating to its brands that have significant value and are instrumental to the Company’s ability to market its products. The Company’s most significant trademarks are its mark “Manitex” (presently registered with the United States Patent and Trademark Office until 2017), and its mark “LIFTKING” (presently registered with the Canadian Intellectual Property Office until 2015). The Company’s subsidiary, Manitex Load King sells its products using the trademarks Load King (presently registered with the United States Patent and Trademark Office until 2018) and also utilizes the trademark Power Fold (presently registered with the United States Patent and Trademark Office until 2018). Badger Equipment Company markets its products under the “Little Giant” and Badger trade names. The Manitex, LiftKing, Badger, Little Giant and Load King trademarks and trade names are important to the marketing and operation of the Company’s business as a significant number of our products are sold under those names. The use of the trade name “Noble” is also important to the Company’s business. Although the Company does not own the Noble trade name, it has the right to use the Noble name in connection with its rough terrain forklift product line. ASV product is marketed under the Terex trade name to which it has a license, and also under the ASV trade name. Other important trademarks that are registered by ASV include “Posi-Track”, “Loegering” VTS and VTS Versatile Track System. ASV has a number of patents for its current machines presently registered with the United States Patent and Trademark Office until 2023 and the original patent for now discontinued machines that expires in 2018.

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

Peak sales of ASV products are traditionally in the first half of a calendar year as a result of the need to have new equipment available for the spring, summer and fall construction seasons, although this is partially offset by sales to export markets in the southern hemisphere. The financial crisis that began in 2008 dramatically depressed demand for products used in commercial construction and home building, the market areas subject to the greatest seasonality. As such, ASV has not been subject to normal seasonality in recent years.

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

The Company’s boom cranes compete with cranes manufactured by National Crane, Terex, Weldco Beales, Elliott and Altec. The Company’s sky cranes compete with cranes manufactured by Elliott, Wilke, and Radocy. The Company competes with Linamar, Sellick, Harlo, Manitou, Mastercraft and Load Lifter in selling rough terrain forklifts. The Company competes primarily with Terex and Broderson in selling rough terrain and industrial cranes. The Company’s container handling equipment competes with similar equipment sold by Cargotec, Konecranes and Terex. The North American specialty trailer industry is highly fragmented, but our competitors include: Aspen Custom Trailers, Landoll Corporation, Manaca, Inc. and Trail King.

ASV Segment

The Company’s compact and skid steer loaders compete with product manufactured and sold by Bobcat (part of Doosan), Caterpillar, CNH, Gehl, Takeuchi, John Deere and Wacker Neuson.

Equipment Distribution Segment

Our Equipment Distribution segment has a dealership arrangement with Terex and must compete against dealers of other rough terrain and truck crane manufacturers such as Imperial Crane (Tadano and Elliot) and Walter Payton Power (Grove) who operate in the same geographic market in and around Chicago. The same dynamic holds true in selling Manitex boom trucks which are part of our Lifting Equipment segment. The Equipment Distribution segment competes against Runnion Equipment (dealer for National Crane), Power Equipment Leasing (dealer for Elliott) and Guiffre Cranes (dealer for Terex boom trucks). Runnion is also authorized to sell Manitex boom trucks. Our Equipment Distribution segment competes with other PM dealers for distribution in North America.

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

C&M uses the trade name, North American Equipment Exchange, to market previously-owned construction and heavy equipment, domestically and internationally. These divisions provide a wide range of used lifting and construction equipment of various ages and condition and the Company has the capability to refurbish the equipment to the customers’ specification.

The Equipment Distribution segment competes based on the design, quality and performance of the products it distributes, price and the supporting repair and part services that it provides. Several competitors have greater financial, marketing and distribution resources than we do. The Company, however, believes that it effectively competes with its competitors.

Backlog

The backlog at December 31, 2014 was approximately $107.3 million, compared to a backlog of approximately $77.3 million at December 31, 2013. The Company expects to ship product to fulfill its existing backlog within the next twelve months.

Research and Development

The Company spent $2.6 million, $2.9 million and $2.5 million on company-sponsored research and development activities for 2014, 2013 and 2012, respectively.

Geographic Information

The information regarding revenue, the basis for attributing revenue from external customers to individual countries, and long-lived assets is found in Note 18 “Segment Information” to our consolidated financial statements, is hereby incorporated by reference into this Part I, Item 1.

Employees

As of December 31, 2014, the Company had 663 full time employees. The Company has not experienced any work stoppages and anticipates continued good employee relations. Seventy (70) of our employees are covered by collective bargaining agreements. Twenty Six (26) of our employees at our Badger subsidiary are represented by International Union, UAW and its local No. 316. The current union contract expires on January 21, 2017. Four employees are currently represented by Automobile Mechanics’ Local 701. The union contract expires on September 30, 2017. The employees represented by the Automobile Mechanics’ Local 701 are mechanics that work in our Equipment Distribution segment. A number of our Equipment Distribution segment’s customers in the Chicago metropolitan area mandate union mechanics usage for any service / repair jobs. Forty (40) employees at Manitex Load King are represented by United Electrical Radio and Machine Workers of America, Local 1187. The current union contract expires on February 5, 2016.

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

As of December 31, 2014, the Company’s total debt was $112.3 million, which includes: revolving term credit facilities, notes payable, convertible debt and capital lease obligations.

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

The Company has completed ten acquisitions since 2006. The successful integration of new businesses depends on the Company’s ability to manage these new businesses and cut excess costs. While the Company believes it has successfully integrated these acquisitions to date, the Company cannot ensure that these acquired companies will operate profitably or that the intended beneficial effect from these acquisitions will be realized.

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

The Company’s registered and common law trademarks, as well as certain of the Company’s licensed trademarks, have significant value and are instrumental to the Company’s ability to market its products. The Company’s marks “Manitex” “Liftking” “Badger”, “Sabre”, “Valla” “ASV” and “Load King” are important to the Company’s business as the majority of the Company’s products are sold under those names. The Company has not registered all of its trademarks in the United States nor in the foreign countries where it does business. The Company cannot assure you that third parties will not assert claims against any such intellectual property or that the Company will be able to successfully resolve all such claims. If the Company has to change the names of any of its products, it may experience a loss of goodwill associated with its brand names, customer confusion and a loss of sales.

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

The Company’s principal shareholders, executive officers and directors beneficially own, in the aggregate, more than 20% of the Company’s common stock as of March 1, 2015. As a result, these shareholders, acting together, will be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations, sales and purchases of assets. They also could dictate the management of the Company’s business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent you from receiving a premium in such a transaction.

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

Sales of a large number of shares of the Company’s common stock, or the availability of a large number of shares for sale, could adversely affect the market price of the Company’s common stock and could impair the Company’s ability to raise funds in additional stock offerings. Approximately 14,989,694 of the Company’s shares are eligible for sale in the public market, approximately 1,225,000 of which are subject to applicable volume limitations and other restrictions set forth in Rule 144 under the Securities Act.

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

We may be adversely affected by disruption in, or breach in security of, our information technology systems.

We rely on information technology systems, some of which are managed by third parties, to process, transmit and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers and other business partners), and to manage or support a variety of critical business processes and activities. These systems may be damaged, disrupted or shut down due to attacks by computer hackers, computer viruses, employee error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. A failure of or breach in information technology security could expose us and our customers, distributors and suppliers to risks of misuse of information or systems, the compromise of confidential information, manipulation and destruction of data, defective products, production downtimes and operations disruptions. In addition, such breaches in security could result in litigation, regulatory action and potential liability, as well as the costs and operational consequences of implementing further data protection measures, each of which could have a material adverse effect on our business or results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The Company’s executive offices are located at 9725 Industrial Drive, Bridgeview, Illinois 60455. The Company has twelve principal operating plants. The Company builds boom trucks, and sign cranes in its 188,000 sq. ft. leased facility located in Georgetown, Texas. The Company builds rough terrain forklifts and special mission oriented vehicles, as well as other specialized carriers in its 85,000 sq. ft. leased facility located in Woodbridge, Ontario. The Company builds specialized rough terrain cranes and material handling product in its 170,000 sq. ft. leased facility located in Winona, Minnesota. The Company builds its specialized highly engineered trailers in its 106,000 sq. ft. owned facility in Elk Point, South Dakota. The Company builds reach stackers and container handling equipment in its 103,000 sq. ft leased facility in Cadeo, Italy. The Company develops mobile cranes in its leased facility in Piacenza, Italy. The Company builds its specialized mobile tanks for liquid and solid storage and containment solutions in its 100,000 sq. ft. leased facility located in Knox, Indiana. The Company builds its compact track loaders and skid steer loaders in its 220,000 sq. ft. owned facility located in Grand Rapids, Minnesota. In addition, we also own a 10,000 sq. ft. facility for selling and servicing equipment and a 47,000 sq. ft. leased facility for research and development testing and warehousing all located in Grand Rapids, Minnesota. The Company operates its crane distribution business in its 39,000 sq. ft. leased facility located in Bridgeview, Illinois.

All our facilities are used exclusively by our Lifting Equipment and ASV segments except for our Bridgeview facility. The Bridgeview facility houses our corporate offices and our Crane & Machinery Distribution division.

The Company believes that its facilities are suitable for its business and will be adequate to meet our current needs.

ITEM 3.	LEGAL PROCEEDINGS

The Company is involved in various legal proceedings, including product liability and workers’ compensation matters which have arisen in the normal course of operations. The Company has product liability insurance with self-insurance retention that ranges from $50 thousand to $0.5 million. ASV product liability cases that existed on date of acquisition have a $4 million self-retention limit. Until 2012, all worker compensation claims were fully insured. Beginning in 2012, the Company has a $250 thousand per claim deductible on worker compensation claims and aggregates of $1.2 million and $1.2 million for 2013 and 2014 policy years, respectively. Certain cases are at a preliminary stage and it is not possible to estimate the amount or timing of any cost to the Company. However, the Company does not believe that these contingencies, in the aggregate, will have a material adverse effect on the Company. When it is probable that a loss has been incurred and possible to make a reasonable estimate of the Company’s liability with respect to such matters, a provision is recorded for the amount of such estimate or the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

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

Price Range of Common Stock

2014	High	Low
First Quarter	$17.44	$13.19
Second Quarter	17.16	15.79
Third Quarter	16.73	11.29
Fourth Quarter	$12.73	$9.58

2013	High	Low
First Quarter	$12.75	$7.94
Second Quarter	12.32	10.01
Third Quarter	11.98	10.03
Fourth Quarter	$15.88	$10.84

Number of Common Stockholders

As of February 24, 2015, there were 152 record holders of the Company’s common stock.

Dividends

During the fiscal years ended December 31, 2014, 2013 and 2012, the Company did not declare or pay any cash dividends on its common stock and the Company does not intend to pay any cash dividends in the foreseeable future. Furthermore, the terms of our credit facility do not allow us to declare or pay dividends without the prior written consent of the lender.

Performance Graph

The following stock performance graph is intended to show our stock performance compared with that of comparable companies. The stock performance graph shows the change in market value of ten thousand dollars invested in our Common Stock, the Russell 2000 Index and a peer group of comparable companies (“Peer Group”) for the five year period commencing December 31, 2009 through December 31, 2014. The cumulative total stockholder return of the peer group and Russell 2000 Index assumes dividends are reinvested. The stockholder return shown on the graph below is not indicative of future performance. The companies in the Peer Group are weighted by market capitalization.

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

CUMULATIVE TOTAL RETURN

Based upon an initial investment of $10,000 on December 31, 2009 with dividends reinvested

	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014
Manitex International, Inc.	$10,000	$20,052	$22,083	$37,188	$82,708	$66,198
Russell 2000 Index	$10,000	$12,531	$11,847	$13,581	$18,607	$19,263
Construction Equipment (5 stocks)	$10,000	$12,574	$11,534	$13,680	$19,903	$18,203

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities during the quarter ended December 31, 2014:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs
October 1 through October 31, 2014	—	—	—	—
November 1 through November 30, 2014	—	—	—	—
December 1 through December 31, 2014	8,461	$12.71	—	—

Total	8,461	$12.71	—	—

(1)

The Company purchased and cancelled 8,461 shares of its common stock on December 31, 2014. The shares were purchased from employees on December 31, 2014 at the market closing price of $12.71 on that date. The employees used the proceeds from the sale of shares to satisfy their withholding tax obligations that arose when restricted shares vested on that date.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

The Company’s result include the results for companies acquired from their respective effective dates of acquisition: July 1, 2010 for CVS (and July 1, 2011 for the effect of assets purchased), August 19, 2013 for Sabre, November 30, 2013 for Valla, December 16, 2014 for Lift Ventures and December 20, 2014 for ASV.

(In 000’s except share information)

	2014	2013	2012	2011	2010
Summary of Operations:
Revenues	$264,081	$245,072	$205,249	$142,291	$95,875
Operating income	13,936	17,538	14,459	6,601	5,537
Income before income taxes	10,643	14,447	11,898	4,213	3,135
Provision for taxes on income	3,676	4,269	3,821	1,433	1,026
Net income	6,967	10,178	8,077	2,780	2,109
Net income attributable to shareholders of Manitex International, Inc.	$7,103	$10,178	$8,077	$2,780	$2,109
Earnings per share
Basic	$0.51	$0.80	$0.68	$0.24	$0.19
Diluted	$0.51	$0.80	$0.68	$0.24	$0.19
Shares used to calculate earnings per share:
Basic	13,858,189	12,671,205	11,948,356	11,441,914	11,362,361
Diluted	13,904,289	12,717,575	11,957,458	11,548,158	11,380,966
Total assets	$316,123	$182,614	$151,504	$121,591	$105,517
Total debt	$112,294	$54,201	$49,138	$42,227	$34,019
Total shareholders’ equity attributed to shareholders of Manitex International, Inc	$104,766	$84,991	$59,533	$46,794	$43,274

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

It is important to note that our actual results could differ materially from those included in such forward-looking statements due to a variety of factors including: (1) substantial deterioration in economic conditions, especially in the United States and Europe; (2) our customers’ diminished liquidity and credit availability; (3) difficulties in implementing new systems, integrating acquired businesses, managing anticipated growth, and responding to technological change; (4) our ability to negotiate extensions of our credit agreements and to obtain additional debt or equity financing when needed; (5) the cyclical nature of the markets we operate in; (6) increases in interest rates; (7) government spending; (8) fluctuations in the construction industry, and capital expenditures in the oil and gas industry; (9) the performance of our competitors; (10) shortages in supplies and raw materials or the increase in costs of materials; (11) our level of indebtedness and our ability to meet financial covenants required by our debt agreements; (12) product liability claims, intellectual property claims, and other liabilities; (13) the volatility of our stock price; (14) future sales of our common stock; (15) the willingness of our stockholders and directors to approve mergers, acquisitions, and other business transactions; (16) currency transaction (foreign exchange) risks and the risk related to forward currency contracts; (17) certain provisions of the Michigan Business Corporation Act and the Company’s Articles of Incorporation, as amended, Amended and Restated Bylaws, and the Company’s Preferred Stock Purchase Rights may discourage or prevent a change in control of the Company; and (18) a substantial portion of our revenues are attributed to a limited number of customers which may decrease or cease purchasing any time; (19) a disruption or breach in our technology systems; and (20) other risks described in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K.

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

OVERVIEW

The Company is a leading provider of engineered lifting solutions. The Company operates in three business segments: the Lifting Equipment segment, the ASV segment and the Equipment Distribution segment.

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

Manitex Load King, Inc. (“Load King”) manufactures specialized custom trailers and hauling systems typically used for transporting heavy equipment. Load King Trailers serve niche markets in the commercial construction, railroad, military and equipment rental industries through a dealer network.

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

ASV Segment

On December 19, 2014, the Company acquired 51% of A.S.V., Inc. from Terex Corporation (“Terex”). In connection with the acquisition, ASV was converted to an LLC and its name was changed to A.S.V., LLC (ASV). ASV located in Grand Rapids, Minnesota manufactures a line of high quality compact rubber tracked and skid steer loaders. The ASV products will be distributed through the Terex distribution channels as well as through Manitex and other independent dealers. ASV’s financial results are included in the Company’s consolidated results beginning on December 20, 2014.

Equipment Distribution Segment

The Equipment Distribution segment comprises the operations of Crane & Machinery (“C&M”), a division of Manitex International, Inc. The segment markets products used primarily for infrastructure development and commercial construction applications that include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance. C&M is a distributor of Terex rough terrain and truck cranes, and supplies repair parts for a wide variety of medium to heavy duty construction equipment and sells domestically and internationally, predominately to end users, including the rental market. It also provides crane equipment repair services in the Chicago area. C&M uses the trade name, North American Equipment Exchange to market previously-owned construction and heavy equipment, both domestically and internationally and provides a wide range of used lifting and construction equipment of various ages and condition, and also has the capability to refurbish equipment to the customers’ specification. C&M operates as the North American sales organization for our Italian based PM knuckle boom cranes and Valla pick and carry crane products.

Economic Conditions

The overall market for construction equipment continues to improve but has not returned to pre-2008 levels. A very significant portion of the Company’s revenues has been attributed to demand from niche market segments, particularly the North American energy sector. In our Annual Report on Form 10-K/A for the year ended December 31, 2013, we stated that, there had been a softening in the demand for our products which was related to the energy sector and that the Company believed that the current decrease in demand from the energy sector was temporary. This softness continued through much of the first quarter, which together with slower construction market demand caused a decrease in revenues from our existing products which was more than offset by additional revenues related to our acquisitions. Towards the end of the first quarter, the Company received significant new orders, which increased our backlog to $100 million from $77 million at December 31, 2013. During the second, third and fourth quarters of 2014 order intake remained at a level consistent with our output and the backlog at December 31, 2014 was $107 million. Although order remained level, the demand for cranes with higher lifting capacity, which are often used by the energy sector, declined at the end of the second quarter. The decline in demand for cranes with higher capacity was offset by cranes with lower lifting capacity and other product, both of which have lower margins. Crude oil prices fell sharply during the fourth quarter of 2014 and remain in the fifty dollar per barrel range. The lower oil price for now will continue to weaken demand for our products in the energy sector. This will be mitigated by increases in sales into new markets, which the Company expects will come from sales into PM’s distribution channels. The degree of success will depend on how quickly the Company is able to place its existing products into the PM distribution channels. Additionally, PM revenues in the United States may also increase benefiting from Manitex’s distribution network. The Company believes that the North American energy sector over time will continue to grow and in turn will drive future demand for our products.

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

The following table sets forth certain financial data for the three years ended December 31, 2014, 2013 and 2012:

Results of Consolidated Operations

MANITEX INTERNATIONAL, INC.

(Thousands of Dollars, except share data)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Net revenues	$264,081	$245,072	$205,249
Cost of sales	215,817	198,596	164,785

Gross profit	48,264	46,476	40,464
Operating expenses
Research and development costs	2,552	2,912	2,457
Selling, general and administrative expense	31,776	26,026	23,548

Total operating expenses	34,328	28,938	26,005

Operating income	13,936	17,538	14,459
Other income (expense)
Interest expense	(3,150)	(2,946)	(2,457)
Foreign currency transaction (loss)	(107)	(95)	(110)
Other (expense) income	(36)	(50)	6

Total other expense	(3,293)	(3,091)	(2,561)

Income before income taxes	10,643	14,447	11,898
Provision for taxes on income	3,676	4,269	3,821

Net income	6,967	10,178	8,077
Net loss attributable to noncontrolling interest	136	—	—

Net income attributable to shareholders of Manitex International, Inc.	$7,103	$10,178	$8,077

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The above results include the results for companies acquired from their respective effective dates of acquisition: August 19, 2013 for Sabre, November 30, 2013 for Valla, December 16, 2014 for Lift Ventures and December 20, 2014 for ASV.

Net income

For the year ended December 31, 2014, net income was $7.0 million, which consists of revenue of $264.1 million, cost of sales of $215.8 million, research and development costs of $2.6 million, SG&A costs of $31.8 million, interest expense of $3.1 million, foreign currency transaction loss of $0.1 million and income tax expense of $3.7 million.

For the year ended December 31, 2013, net income was $10.2 million, which consists of revenue of $245.1 million, cost of sales of $198.6 million, research and development costs of $2.9 million, SG&A costs of $26.0 million, interest expense of $2.9 million, foreign currency transaction loss of $0.1 million, other expense of $0.1 million and income tax expense of $4.3 million.

Net revenue and gross profit—For the year ended December 31, 2014, net revenue and gross profit were $264.1 million and $48.3 million, respectively. Gross profit as a percent of sales was 18.3% for the year ended

December 31, 2014. For the year ended December 31, 2013 net revenue and gross profit were $245.1 million and $46.5 million, respectively. Gross profit as a percent of sales was 19.0% for the year ended December 31, 2013.

2014 revenues increased $19.0 million or 7.8% from 2013 to $264.1 million, including $2.3 million from the ASV JV that commenced operations in mid-December of 2014. Excluding ASV, 2014 revenues increased 6.8%, driven substantially by growth in container handling equipment, material handling equipment and equipment distribution revenues that grew year over year by 20%, 14% and 24% respectively. Crane revenues decreased in line with the reduction in our largest market, the boom and truck crane market that was down almost 8% year over year and shipments of larger tonnage cranes being down approximately 19% reflecting a softer oil and gas market. Our CVS container handling products benefited from a modest strengthening in Europe as well as expansion and improved distribution into overseas markets.

Gross profit as a percent of net revenues decreased 0.7% to 18.3% for the year ended December 31, 2014 from 19.0% for the comparable 2013 period. The slight decrease in margin percent is principally attributed to product mix, including the unfavorable impact of decreased sales of crane products which generally have higher margins and the effect that the decrease in parts sales as a percent of total revenues. Part sales, which have significantly higher margins, decreased from 15% to 11% of total revenues from 2013 to 2014.

Research and development—Research and development for the year ended December 31, 2014 was $2.6 million compared to $2.9 million for the comparable period in 2013. The Company’s research and development spending continues to reflect our continued commitment to develop and introduce new products that gives the Company a competitive advantage.

Selling, general and administrative expense—Selling, general and administrative expense for the year ended December 31, 2014 was $31.8 million compared to $26.0 million for the comparable period in 2013. Selling general and administrative expense as a percent of revenue for year ended December 31, 2014 was 12.0% an increase of 1.4% from the 10.6% for the comparable period in 2013.

The increase in selling, general and administrative expense is $5.8 million of which approximately $3.4 million is attributed to increases in expenses at companies acquired in 2013 (full year effect) and 2014, another $2.3 million is related to transaction expenses for the ASV and PM (closed January 2015) acquisitions. Another $0.6 million is related to expense incurred in connection with our participation at the ConExpo show in March 2014. This show, which is held every three years, is an international gathering place for the construction industry. Other items had an impact of decreasing expense by $0.5 million, including a substantial decrease in management bonuses which was partially offset by an increase in deferred stock base compensation and increase in selling expenses, the result of an expansion of the sales organization.

Operating income—The Company, had operating income of $13.9 million and $17.5 million for the years ended December 31, 2014 and 2013, respectively. The decrease in operating income is due to an increase in selling, general and administrative expense offset by an increase in gross profit and a small decrease in research and development costs. The increase in gross profit is attributable to an increase in revenues as the gross profit percent decreased 0.7% between 2014 and 2013.

Interest expense—Interest expense was $3.1 million and $2.9 million for the years ended December 31, 2014 and 2013, respectively. The increase is largely due to higher interest expense in December 2014, the result of an increase in outstanding debt of approximately $57.0 million associated with the ASV acquisition.

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

For the year ended December 31, 2014, the Company had foreign currency loss of $0.1 million compared to a loss of $0.1 million for 2013.

Income tax— Income tax expense was $3.7 million and $4.3 million for the years ended December 31, 2014 and 2013, respectively. The decrease in income tax is attributed to a decrease in pre-tax income, as the Company’s effective rate increased to 34.6% for 2014 from 29.5% effective tax rate for 2013. The increase in the effective tax rate for 2014 is due primarily to higher foreign and state and local taxes.

Net income—Net income for the year ended December 31, 2014 was $7.1 million. This compares with a net income for the year ended December 31, 2013 of $10.2 million.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Financial results include the results for Sabre and Valla from their respective dates of acquisition which are August 19, 2013 and November 30, 2013, respectively.

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

SEGMENT INFORMATION

Lifting Equipment Segment

	2014	2013	2012
Net revenues	$245,435	$228,772	$188,792
Operating income	21,640	23,311	19,880
Operating margin	8.8%	10.2%	10.5%

(1)	The above results include the results for Sabre and Valla from their respective dates of acquisition which are August 19, 2013 and November 30, 2013, respectively.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net revenues—Net revenues increased $16.7 million to $245.4 million for the year ended December 31, 2014 from $228.8 million for the comparable period in 2013.

Approximately 75% of the increase in revenues is attributed to having Sabre and Valla for a full year in 2014. The Remaining increase is attributed to high sales of container handling equipment which was offset by a decrease in the sales of crane products.

Additionally, we saw a shift toward cranes with lower lifting capacity during the year. Container handling sales continue to benefit in 2014 from obtaining new dealers in Latin America in 2013. Additionally, the Italian market for container handling equipment strengthened during the year. The decrease in crane sales is due to a softening in demand from the energy sector.

Operating income and operating margins—Operating income of $21.6 million for the year ended December 31, 2014 was equivalent to 8.8% of net revenues compared to an operating income of $23.3 million for the year ended December 31, 2013 or 10.2% of net revenues.

Operating income decreased $1.7 million which is the result of increase in operating expenses as gross profit was not significantly different between years. The benefit that an increase in revenues had on gross profit was essentially offset by a decrease in the gross margin percent. The increase in operation expense is attributed to an increase in selling, general and administrative expense as research and development cost decreased $0.4 million. The increase in operating expenses is attributed to increases in expenses at companies acquired in 2013 (full year effect), cost to participate in the ConExpo trade show in March 2014 and higher selling expenses.

The decrease in operating margin percent is the result of a decrease in gross margin percent and higher operating expenses.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net revenues—Net revenues increased $40.0 million to $228.8 million for the year ended December 31, 2013 from $188.8 million for the comparable period in 2012.

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

Operating income and operating margins—Operating income of $23.3 million for the year ended December 31, 2013 was equivalent to 10.2% of net revenues compared to an operating income of $19.9 million for the year ended December 31, 2012 or 10.5% of net revenues.

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

The decrease in operating margin percent is attributed to the decrease in the gross profit as percent of revenues between 2012 and 2013.

ASV Segment

2014
Net revenues	$2,264
Operating loss	(121)
Operating margin	(5.3)%

ASV results are included from the effective date of acquisition, December 20, 2014.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net revenues—The ASV segment had net revenues of $2.3 million for the year ended December 31, 2014.

Operating (loss) and operating margin—Operating loss of $0.1 million for the year ended December 31, 2014 was equivalent to (5.3)% of net revenues. The results for the period include costs of approximately $0.2 million related to expenses incurred for the formation of the JV with Terex corporation and inventory step up adjustment from purchased accounting.

Equipment Distribution Segment

	2014	2013	2012
Net revenues	$21,104	$16,951	$17,090
Operating income	374	628	222
Operating margin	1.8%	3.7%	1.3%

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net revenues—The Equipment Distribution segment had net revenues of $21.1 million and $17.0 million for the years ended December 31, 2014 and 2013, respectively, an increase of $4.1 million. The increase in revenue is primarily due to an increase in sales of products manufactured by the Lifting Segment. An increase in sales of sale of new Terex cranes also contributed to the increase in revenues.

Operating income (loss) and operating margins—Operating income of $0.4 million for the year ended December 31, 2014 was equivalent to 1.8% of net revenues and compares to operating income of $0.6 million for the year ended December 31, 2013 or 3.7% of net revenues.

Operating income decreased $0.3 million between years. The decrease in operating income is attributable to a $0.1 million decrease in gross profit and $0.2 million increase in operating expenses. The decrease in gross profit is due to a decrease in the gross profit percent that is the result of an increase in sales of products manufactured by the Lifting Segment, which were sold at lower margins and a decrease in part sales. A decrease in part sales and part sales as a percent of revenues will decrease the gross margin percent as part sales margins are substantially higher than those realized on the sale of new cranes and used equipment. The increase in operating expense is due to higher selling expense related to our efforts to increase Valla and PM United States market penetration.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net revenues—The Equipment Distribution segment had net revenues of $17.0 million and $17.1 million for the years ended December 31, 2013 and 2012, respectively, an insignificant decrease of $0.1 million.

Operating income (loss) and operating margins—Operating income of $0.6 million for the year ended December 31, 2013 was equivalent to 3.7% of net revenues and compares to operating income of $0.2 million for the year ended December 31, 2012 or 1.3% of net revenues.

Operating income and operating margin percent improved this year as prior year results were adversely impact by the sale of several cranes purchased in 2009 which were still in our inventory until they were sold during 2012 at a loss.

Liquidity and Capital Resources

Cash and cash equivalents were $4.4 million and $6.1 million at December 31, 2014 and December 31, 2013, respectively. In addition, the Company has U.S. and Canadian revolving credit facilities, with maturity dates of August 19, 2018 and our Canadian Subsidiary also has a specialized export facility. Additionally, ASV has a revolving credit facility, which is for its sole use. At December 31, 2014 the Company had approximately $5.7 million available in North America to borrow under its revolving credit facilities. ASV has a revolving credit facility with approximately $20.0 million of availability. ASV will, however, be required to make a $16.5 million tax payment in March 2015.

At December 31, 2014, CVS had established demand credit facilities with twelve Italian banks. Under the facilities, CVS can borrow up to €0.3 million ($0.4 million) on an unsecured basis and additional amounts as advances against orders, invoices and letter of credit with a total maximum facilities (including the unsecured portion) of €13.5 million ($16.4 million). The maximum amount outstanding is limited to 80% of the assigned accounts receivable if there is an invoice issued or 50% if there is an order/contract. The banks will evaluate each request to borrow individually and determine the allowable advance percentage and interest rate. In making its determination the bank considers the customer’s credit and location of the customer. At December 31, 2014, the banks had advanced CVS €6.6 million ($8.0 million) and had issued performance bonds which total €0.5 million ($0.6 million), which also count against the maximum that can be borrowed under these facilities.

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

Stock offerings and convertible debt issuance

On December 19, 2014 the Company issued 1,108,156 shares of the Company’s common stock to Terex and received $12.5 million. On that date, the Company also issued debentures with a face amount of $7.5 million to Terex.

On September 30, 2013, the Company issued 1,375,000 shares of the Company’s common stock and received net proceeds after expenses of $13.9 million dollars. The proceeds and additional cash were used to repay the $15,000 term debt, which was the source of funds used acquire Sabre.

Outstanding borrowings and required payments

The following is a summary of our outstanding borrowings at December 31, 2014:

(In millions)

	Outstanding Balance	Interest Rate	Interest Paid	Principal Payment
U.S Revolver	$34.2	2.91 to 5.00%	Monthly	August 19, 2018 maturity
Canadian Revolver	8.6	3.25%	Monthly	August 19, 2018 maturity
Specialized export facility	2.8	3.25%	Monthly	60 days after shipment or 5 days after receipt of payment
Load King bank debt	1.0	3.00 to 6.25%	Monthly	$0.02 million monthly including interest

Load King debt (SD Board of Economic Development	0.8	3.00%	Monthly	$0.005 million monthly including Interest

Note payable—Terex	0.5	6.00%	Quarterly	$0.25 million March 1, 2015 and 2016 ($0.15 million can be paid in stock)
Note payable—Terex	1.6	4.50%	Semi-Annual	$0.04 million interest payment June 19, 2015 and $1.64 million interest and principle payment on December 19, 2015
Convertible note—related party	6.6	7.5%	Semi-Annual	December 19, 2019 maturity
ASV revolving credit facility	3.6	4.0%	Monthly	December 19, 2019 maturity
ASV Term loan	40.0	10.50%	Monthly	$0.50 million quarterly plus interest unpaid balance due December 19, 2019
Capital lease—cranes for sale	1.7	4.4 to 6.36%	Monthly	Over 36 or 60 months
Capital lease—Georgetown facility	2.2	12.00%	Monthly	$0.07 million monthly payment includes interest

Acquisition note—Valla	0.2	1.5%	Annually	$0.1 in 2015 and 2016
Capital leases—Winona facility	0.5	6.13%	Monthly	To be paid in 2015
CVS short-term working capital borrowings	8.0	3.37 to 6.58%	Monthly	Upon payment of invoice or letter of credit

	$112.3

The debt has various maturity dates. See Note 11 to the financial statements for additional details.

Change in outstanding debt

In 2014, existing debt (including lines of credit, capital lease obligations and the current portion of notes payable and capital lease obligations) increased $58.1 million dollars to $112.3 million from $54.2 million at December 31, 2013. The increase in debt is principally attributed to ASV borrowings of $43.6 million and additional borrowing to provide funds to purchase ASV which includes $5.0 million borrowed against the Company’s U.S. Revolver and $6.6 million, net of discount, generated from the issuance of a convertible note.

Our debt increased by approximately $58.1 million. The following is a summary of changes in debt:

(In millions)

Increase/ (decrease)
U.S. Revolver	$5.0
Canadian Revolver	0.5
Special export facility	0.1
Notes payable-Terex	1.3
Load King bank debt	(0.1)
Capital leases—buildings	(0.6)
Capital leases—equipment	0.2
Convertible note—related party	6.6
ASV Term loan	40.0
ASV Revolving Credit Facility	3.6
CVS working capital borrowings	1.5

$58.1

2014

Operating activities used $1.5 million of cash for the year ended December 31, 2014, and is comprised of net earnings of $7.0 million, and non-cash items of $5.7 million offset by an increase in working capital of $14.2 million. The following are the principal non-cash items: depreciation and amortization of $4.6 million, and stock based deferred compensation of $1.1 million.

The increase in working capital is principally due to increases in accounts receivable of $12.9 million, and inventory of $5.6 million, partially offset by increase in accounts payable of $2.9 million, accrued expenses of $0.7 million and other current liabilities of $0.7 million. The increase in accounts receivables is primarily due to a longer collection cycle in 2014. The collection cycle was lengthened in part because there were certain receivables from governmental agencies on which payment was delayed. The timing of payments from a couple of larger customers also contributed to a longer payment cycle. Additionally, a modest increase in revenues between for the fourth quarter 2014 versus 2013 also contributed to a higher receivable balance in 2014. The increase in inventory is attributed to increases in inventory at Lifting, CVS and Crane & Machinery. The increase at Liftking is related increase military contracts. The increase at CVS is related to continue anticipated increase in revenues. Finally, the increase at Crane & Machinery represents primarily Valla and PM inventory, which is being purchased to shorten the delivery cycle to U.S. customers. The increase in accounts payable is due to the increase in inventory. The increase in accruals is primarily related to increased accruals for payroll and benefits in our European operations offset by a decrease in accrued bonuses. The increase in other current liabilities represents an increase in deposits received from our customers.

Cash flows related to investing activities consumed $26.0 million of cash for the year ended December 31, 2014. The Company used $25.0 million to acquire ASV and invested another $1.0 in capital equipment. The $1.0 million spent to purchase capital equipment is the total of numerous purchases for various operations. No single item in itself was particularly significant.

Financing activities generated $26.7 million in cash for the year ended December 31, 2014. The Company raised $12.5 million in a private placement of common stock in December 2014 and another $7.5 million (including the portion allocated to equity) from the issuance of a convertible note. The last major source of cash was a $5.0 million increase in the amount borrowed under the U.S. revolver. This additional $5.0 million was used to purchase ASV.

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

The Company does not believe that these contingencies in aggregate will have a material adverse effect on the Company.

Off Balance Sheet Arrangements

Comerica has issued a $0.645 million standby letter of credit in favor of an insurance carrier to secure obligations which may arise in connection with future deductible payments that may be incurred under the Company’s workman compensation insurance policies.

Additionally, various Italian banks have issued performance bonds which total €0.5 million ($0.6 million) which are also guaranteed by the Company.

Contractual Obligations

The following is a schedule as of December 31, 2014 of our long-term contractual commitments, future minimum lease payments under non-cancelable operating lease arrangements and other long-term obligations.

(in thousands)

	Payments due by period
	Total	2015	2016- 2017	2018- 2019	Thereafter
Long-term debt obligations (4)	$127,932	$12,368	$16,471	$90,333	$8,760
CVS working capital borrowing (3)	8,217	8,217	—	—	—
Operating lease obligations	6,798	1,627	2,656	1,815	700
Capital lease obligations (3)	5,427	2,256	2,512	659	—
Legal Settlement (see Note 23) (3)	1,615	95	190	190	1,140
Service agreements	13,082	2,464	5,152	5,466	—
Purchase obligations (1)	35,197	35,197	—	—	—

Total	$198,268	$62,224	$26,981	$98,463	$10,600

(1)	Except for a very insignificant amount, purchase obligations are for inventory items. Purchase obligations not for inventory would include research and development materials, supplies and services.
(2)

At December 31, 2014, the Company had unrecognized tax benefits of $215 thousand for which the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective tax authority. Thus, these liabilities have not been included in the contractual obligations table. (see Note 14).

(3)	CVS working capital borrowing, Capital lease obligations and legal settlement include imputed interest.
(4)	Long-term debt obligations include expected interest expense. Interest expense is calculated using fixed interest rates for indebtedness as of December 31, 2014.

Related Party Transactions

For a description of the Company’s related party transactions, please see Note 22 to the Company’s consolidated financial statements entitled “Transactions between the Company and Related Parties.”

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

Revenue Recognition. Revenue and related costs are generally recorded when products are shipped and invoiced to our customers. Revenue is recognized when title passes and risk of loss pass to our customers which is generally occurs upon shipment depending upon the terms of the contract. Under certain contracts with our customers title passes to the customers when the units are completed. The units are segregated from our inventory and identified as belonging to the customer, the customer is notified that the units are complete and wait pick up or delivery as specified by the customer before income is recognized. Additionally, the customer is requested to sign an “Invoice Authorization Form” which acknowledges the contract terms and acknowledges that the customer has economic ownership and control over the unit. It also acknowledges that we are going to invoice the unit per terms of the contract. The Company insures any custodial risk that it may retain.

For FOB contracts, customers may be invoiced prior to the time customers take physical possession. Revenue is recognized in such cases only when the customer has a fixed commitment to purchase the units, the units have been completed, tested and made available to the customer for pickup or delivery, and the customer has authorized in writing that we hold the units for pickup or delivery at a time specified by the customer. In such cases, the units are invoiced under our customary billing terms, title to the units and risks of ownership pass to the customer upon invoicing, the units are segregated from our inventory and identified as belonging to the customer and we have no further obligations under the order. The Company insures any custodial risk that it may retain.

In addition, our policy requires in all instances certain minimum criteria be met in order to recognize revenue, specifically:

a)	Persuasive evidence that an arrangement exists;

b)	The price to the buyer is fixed or determinable;

c)	Collectability is reasonably assured; and

d)	We have no significant obligations for future performance.

Investment—Equity Method of Accounting. Our non-marketable equity investments are investments we have made in privately-held companies accounted for under the equity method. We periodically review our non-marketable equity investments for impairment. No impairments were recognized for the year ended December 31, 2014.

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

Goodwill is tested for impairment at the reporting unit level. The Company’s three operating segments comprise the reporting units for goodwill impairment testing purposes.

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

In 2014, the Company elected to evaluate the Lifting Equipment and Equipment Distribution reporting unit’s goodwill using the quantitative two step approach. The first step used to identify potential impairment involves comparing the reporting unit’s estimated fair value to its carrying value, including goodwill. The aforementioned mentioned Step one quantitative tests did not indicate impairment. During the first step testing, the Company evaluated goodwill for impairment using a business valuation method, which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer. The market approach was also considered in evaluating the potential for impairment by calculating fair value based on multiples of earnings before interest, taxes, depreciation and amortization (EBITDA) of comparable, publicly traded companies. This analysis also did not indicate impairment. Moreover, the Company also observed implied EBITDA multiples from relatively recent merger and acquisition activity in the industry, which was used to test the reasonableness of the results.

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

For 2012 and 2013, the Company determined on a qualitative basis, that it was not more likely than not that the fair value of the Lifting reporting unit was less than its carrying value. For 2013, the Company also determined on a qualitative basis, that it was not more likely than not that the fair value of the Equipment Distribution reporting unit was less than its carrying value.

In 2012, the Company also elected to evaluate the Equipment Distribution reporting unit’s goodwill using the quantitative two step approach. The first step used to identify potential impairment involves comparing the reporting unit’s estimated fair value to its carrying value, including goodwill. The aforementioned mentioned step one quantitative tests did not indicate impairment.

The Company did not have any impairment for the years ended December 31, 2014, 2013 and 2012

Impairment of Long Lived Assets.—The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value. Future cash flow projections include assumptions for future sales levels, the impact of cost reduction programs, and the level of working capital needed to support each business. The amount of any impairment then recognized would be calculated as the difference between the estimated fair value and the carrying value of the asset. The Company did not have any impairment for the years ended December 31, 2014, 2013 and 2012.

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

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period,” (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. ASU 2014-12 is effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. Adoption of this guidance is not expected to have a significant impact on the determination or reporting of the Company’s financial results.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern for a one year period subsequent to the date of the financial statements. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for all entities for the first annual period ending after December 15, 2016 and interim periods thereafter, with early adoption permitted. Adoption of this guidance is not expected to have any impact on the determination or reporting of the Company’s financial results.

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

Foreign Exchange Risk

The Company is exposed to fluctuations in foreign currency cash flows related to third-party purchases and sales, intercompany product shipments and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollar when compared to functional currencies of our major foreign subsidiaries, which include the Euro and the Canadian dollar. The Company assesses foreign currency risk based on transactional cash flows, identifies naturally offsetting positions and purchases hedging instruments to partially offset anticipated exposures. At December 31, 2014, the Company had foreign exchange contracts with a notional value of $2.9 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was $0.2 at December 31, 2014. At December 31, 2014, the Company performed a sensitivity analysis on the effect that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating income. Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to currencies outside the U.S. by 10% to amounts already incorporated in the financial statements for the year ended December 31, 2014 would have $0.1 million impact on the translation effect of foreign currency exchange rate changes already included in our reported operating income for the period.

Interest Rate Risk

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate, the Canadian prime rate and EURIBOR. At December 31, 2014, the Company had approximately $99.16 million of variable interest debt with average weighted average interest rate at year end of approximately 6.3%.

At December 31, 2014, the Company performed a sensitivity analysis to determine the impact that in increase in interest rates would have. Based on this sensitivity analysis, the Company has determined that an increase of 10% in our average floating interest rates at December 31, 2014 would increase interest expense by approximately $0.6 million.

Commodities Risk

Principal materials and components that the Company uses in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Extreme movements in the cost and availability of these materials and components may affect the Company’s financial performance. Changes input costs did not have a significant effect on the Company’s operating performance in 2014. During 2014, raw materials and component were generally available to meet our production schedules and had no significant impact on 2014 revenues.

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

The financial statements of the registrant required to be included in Item 8 are listed below:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Manitex International, Inc.

We have audited the accompanying consolidated balance sheets of Manitex International, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As described in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded A.S.V., LLC from its assessment of internal control over financial reporting as of December 31, 2014. We also have excluded A.S.V., LLC from our audit of internal control over financial reporting. A.S.V., LLC is a 51% owned subsidiary of the Company, acquired on December 19, 2014, whose total assets and total revenues represent approximately 40% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Manitex International, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Manitex International, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ UHY LLP UHY LLP Sterling Heights, Michigan March 16, 2015

MANITEX INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

As of December 31,

	2014	2013
ASSETS
Current assets
Cash	$4,370	$6,091
Trade receivables (net)	60,855	38,165
Accounts receivable finance	—	326
Accounts receivable from related party	8,609	—
Other receivables	243	1,541
Inventory (net)	97,182	72,734
Deferred tax asset	1,325	1,272
Prepaid expense and other	1,733	1,669

Total current assets	174,317	121,798

Total fixed assets (net)	28,846	11,143
Intangible assets (net)	51,922	24,036
Deferred tax asset	2,081	2,117
Goodwill	48,830	22,489
Other long-term assets	4,176	1,031
Non-marketable equity investment	5,951	—

Total assets	$316,123	$182,614

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable—short term	$11,499	$6,910
Revolving credit facilities	2,798	2,707
Current portion of capital lease obligations	1,631	1,812
Accounts payable	36,006	24,974
Accounts payable related parties	503	789
Income tax payable on conversion of ASV (see Note14)	16,500	—
Accrued expenses	13,003	8,808
Other current liabilities	2,407	1,930

Total current liabilities	84,347	47,930

Long-term liabilities
Revolving term credit facilities	46,457	37,306
Notes payable	40,588	2,482
Capital lease obligations	2,710	2,984
Convertible note—related party	6,611	—
Deferred gain on sale of building	1,268	1,648
Deferred tax liability	4,163	4,074
Other long-term liabilities	1,973	1,199

Total long-term liabilities	103,770	49,693

Total liabilities	188,117	97,623

Commitments and contingencies
Shareholders’ equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at December 31, 2014 and December 31, 2013	—	—
Common Stock—no par value, authorized, 20,000,000 shares issued and outstanding, 14,989,694 and 13,801,277 shares at December 31, 2014 and December 31, 2013, respectively	82,040	68,554
Paid in capital	1,789	1,191
Retained earnings	21,960	14,857
Accumulated other comprehensive (loss) income	(1,023)	389

Equity attributable to shareholders of Manitex International, Inc.	104,766	84,991
Equity attributable to noncontrolling interest	23,240	—

Total Equity	128,006	84,991

Total liabilities and shareholders’ equity	$316,123	$182,614

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

For the years ended December 31,

	2014	2013	2012
Net revenues	$264,081	$245,072	$205,249
Cost of sales	215,817	198,596	164,785

Gross profit	48,264	46,476	40,464
Operating expenses
Research and development costs	2,552	2,912	2,457
Selling, general and administrative expense	31,776	26,026	23,548

Total operating expenses	34,328	28,938	26,005

Operating income	13,936	17,538	14,459
Other income (expense)
Interest expense	(3,150)	(2,946)	(2,457)
Foreign currency transaction (loss)	(107)	(95)	(110)
Other (expense) income	(36)	(50)	6

Total other expense	(3,293)	(3,091)	(2,561)

Income before income taxes	10,643	14,447	11,898
Provision for taxes on income	3,676	4,269	3,821

Net income	6,967	10,178	8,077
Net loss attributable noncontrolling interest	136	—	—

Net income attributable to shareholders of Manitex International, Inc.	$7,103	$10,178	$8,077

Earnings per share:
Basic	$0.51	$0.80	$0.68
Diluted	$0.51	$0.80	$0.68
Weighted average common shares outstanding:
Basic	13,858,189	12,671,205	11,948,356
Diluted	13,904,289	12,717,575	11,957,458

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

For the years ended December 31,

	2014	2013	2012
Net income .	$6,967	$10,178	$8,077

Other comprehensive (loss) income
Foreign currency translation adjustments	(1,419)	(320)	429
Derivative instrument fair market value adjustments—net of income taxes of $(3), $3 and $(13) for 2014, 2013 and 2012, respectively	7	(7)	26

Total other comprehensive (loss) income	(1,412)	(327)	455

Comprehensive income	5,555	9,851	8,532
Comprehensive loss attributable to noncontrolling interest	136	—	—

Total comprehensive income attributable to shareholders of Manitex International, Inc.	$5,691	$9,851	$8,532

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

For the years ended December 31,

	2014	2013	2012
Number of common shares outstanding
Balance at beginning of the year	13,801,277	12,268,443	11,681,051
Shares issued on warrant exercise	—	—	105,000
Repurchase shares in connection with a cashless warrant exercise	—	—	(77,071)
Stock offering	1,108,156	1,375,000	500,000
Employee 2004 incentive plan grant	89,114	74,320	30,351
Repurchase to satisfy withholding and cancelled	(8,853)	(4,414)	—
Stock issued in connection with asset purchase (see Note 19)	—	87,928	29,112

Balance end of year	14,989,694	13,801,277	12,268,443

Common Stock
Balance at beginning of the year	$68,554	$53,040	$48,571
Shares issued on warrant exercise	—	—	986
Repurchase shares in connection with a cashless warrant exercise	—	—	(724)
Stock offering	12,500	13,927	3,781
Employee 2004 incentive plan grant	1,100	657	226
Repurchase to satisfy withholding and cancelled	(114)	(70)	—
Stock issued in connection with asset purchase (see Note 19)	—	1,000	200

Balance end of year	$82,040	$68,554	$53,040

Paid in Capital
Balance at beginning of the year	$1,191	$1,098	$1,098
Equity component of Convertible debt issuance	572	—	—
Employee 2004 incentive plan grant	3	7	—
Excess tax benefits related to vesting of restricted stock	23	86	—

Balance end of year	$1,789	$1,191	$1,098

Warrants
Balance at beginning of the year	$—	$—	$232
Shares issued on warrant exercise	—	—	(232)

Balance end of year	$—	$—	$—

Retained Earnings (Deficit)
Balance at beginning of the year	$14,857	$4,679	$(3,368)
Repurchase shares in connection with a cashless warrant exercise	—	—	(30)
Net income attributable to shareholders of Manitex International, Inc.	7,103	10,178	8,077

Balance end of year	$21,960	$14,857	$4,679

Accumulated Other Comprehensive Income
Balance at beginning of the year	$389	$716	$261
(Loss) gain on foreign currency translation	(1,419)	(320)	429
Derivative instrument fair market adjustment—net of income taxes	7	(7)	26

Balance end of year	$(1,023)	$389	$716

Equity Attributable to Noncontrolling Interest
Balance at beginning of the year	$—	$—	$—
Acquisition noncontrolling business	23,376	—	—
Net loss attributable to noncontrolling interest	(136)	—	—

Balance end of year	$23,240	$—	$—

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of Dollars)

For the years ended December 31,

	2014	2013	2012
Cash flows from operating activities:
Net income	$6,967	$10,178	$8,077
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	4,572	3,945	3,498
Provisions for allowance for doubtful accounts	165	172	17
Acquisition expenses financed by the seller	183	—	—
Loss (gain) on disposal of assets	3	(100)	(119)
Deferred income taxes	(254)	(168)	181
Inventory reserves	(2)	47	1
Reserves for uncertain tax positions	(35)	(83)	183
Stock based deferred compensation	1,104	664	226
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(13,172)	1,653	(12,494)
(Increase) decrease in accounts receivable finance	315	271	378
(Increase) decrease in inventory	(5,620)	(8,852)	(17,187)
(Increase) decrease in prepaid expenses	(58)	(424)	117
(Increase) decrease in other assets	141	(892)	11
Increase (decrease) in accounts payable	2,859	(4,079)	6,702
Increase (decrease) in accrued expense	711	(89)	2,765
Increase (decrease) in other current liabilities	650	(131)	1,168
Increase (decrease) in other long-term liabilities	(30)	(36)	(8)

Net cash (used) provided by for operating activities	(1,501)	2,076	(6,484)

Cash flows from investing activities:
Proceeds from sale of fixed assets	—	139	212
Purchase of property and equipment	(924)	(1,215)	(1,125)
Acquisition of business assets, net of cash acquired	(24,998)	(13,000)	(345)

Net cash used for investing activities	(25,922)	(14,076)	(1,258)

Cash flows from financing activities:
New borrowings term loan	—	15,000	—
Repayment of term loan	—	(15,000)	—
Net proceeds of stock offering	12,500	13,927	3,781
Proceeds from issuance of convertible note payable	7,500	—	—
Borrowing on revolving credit facilities	5,563	5,409	9,221
Net borrowings (repayments) on working capital facilities	2,532	(1,960)	4,181
Payment of fees related to new financing	(519)	—	—
New borrowings—notes payable	677	809	764
Note payments	(1,060)	(916)	(7,884)
Proceeds from capital leases	942	—	—
Repayment on capital lease obligations	(1,397)	(1,185)	(795)
Excess tax benefits related to vesting of restricted stock	22	86	—
Shares repurchased for income tax withholding on share-based compensation	(114)	(70)	—

Net cash provided by financing activities	26,646	16,100	9,268

Effect of exchange rate change on cash	(944)	102	292
Net (decrease) increase in cash and cash equivalents	(777)	4,100	1,526
Cash and cash equivalents at the beginning of the year	6,091	1,889	71

Cash and cash equivalents at end of year	$4,370	$6,091	$1,889

Supplemental disclosure of cash flow information:
Cash paid during the year for
Interest	$2,994	$2,857	$2,498
Income taxes	$3,998	$4,415	$2,067

(See Note 15 for other supplemental cash flow information)

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Note 1. Nature of Operations

The Company is a leading provider of engineered lifting solutions. The Company operates in three business segments: the Lifting Equipment segment, the ASV segment and the Equipment Distribution segment.

Lifting Equipment Segment

The Company is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries. Through its Manitex, Inc. subsidiary it markets a comprehensive line of boom trucks, truck cranes and sign cranes. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including, roads, bridges and commercial construction. Badger Equipment Company (“Badger”) is a manufacturer of specialized rough terrain cranes and material handling products. Badger primarily serves the needs of the construction, municipality and railroad industries.

Manitex Liftking ULC (“Manitex Liftking” or “Liftking”) sells a complete line of rough terrain forklifts, a line of stand-up electric forklifts, cushioned tired forklifts with lifting capacities from 18 thousand to 40 thousand pounds and special mission oriented vehicles, as well as other specialized carriers, heavy material handling transporters and steel mill equipment. Manitex Liftking’s rough terrain forklifts are used in both commercial and military applications. Specialty mission oriented vehicles and specialized carriers are designed and built to meet the Company’s unique customer needs and requirements. The Company’s specialized lifting equipment has met the particular needs of customers in various industries that include utility, ship building and steel mill industries.

Manitex Load King, Inc. (“Load King”) manufactures specialized custom trailers and hauling systems typically used for transporting heavy equipment. Load King trailers serve niche markets in the commercial construction, railroad, military and equipment rental industries through a dealer network.

CVS Ferrari, srl (“CVS”) designs and manufactures a range of reach stackers and associated lifting equipment for the global container handling market, that are sold through a broad dealer network. On November 30, 2013, CVS acquired the assets of Valla SpA (“Valla”) located in Piacenza, Italy. Valla offers a full range of precision pick and carry cranes from 2 to 90 tons, using electric, diesel, and hybrid power options. Its cranes offer wheeled or tracked and fixed or swing boom configurations, with special applications designed specifically to meet the needs of its customers.

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

ASV Segment

On December 19, 2014, the Company acquired 51% of A.S.V., Inc. from Terex Corporation (“Terex”). Subsequent to the acquisition date ASV was converted to an LLC and its name was changed to A.S.V., LLC (ASV). ASV is located in Grand Rapids, Minnesota manufactures a line of high quality compact track and skid steer loaders. The products are used in the site clearing, general construction, forestry, golf course maintenance and landscaping industries, with general construction being the largest market. The ASV products are distributed through the Terex distribution channels as well as the Manitex dealers.

ASV’s financial results are included in the Company’s consolidated results beginning on December 20, 2014.

Equipment distribution segment

The Equipment Distribution segment comprises the operations of Crane & Machinery (“C&M”), a division of Manitex International, Inc. The segment markets products used primarily for infrastructure development and commercial construction applications that include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance. C&M is a distributor of Terex rough terrain and truck cranes, and supplies repair parts for a wide variety of medium to heavy duty construction equipment and sells domestically and internationally, predominately to end users, including the rental market. It also provides crane equipment repair services in the Chicago area. C&M uses the trade name, North American Equipment Exchange to market previously-owned construction and heavy equipment, both domestically and internationally and provides a wide range of used lifting and construction equipment of various ages and condition, and also has the capability to refurbish equipment to the customers’ specification. C&M operates as the North American sales organization for our Italian based PM knuckle boom cranes and Valla pick and carry crane products.

Note 2. Basis of Presentation

The consolidated financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statement includes the accounts of Manitex International, Inc., and its subsidiaries. Significant intercompany transactions have been eliminated in consolidation. Sabre , Valla and ASV have been included in the Company’s financial results from their respective effective date of acquisition which are August 19, 2013, November 30, 2013 and December 20, 2014 , respectively. The Company owns 25% of Lift Ventures LLC (“Lift Ventures”) and accounts for it as an unconsolidated equity investment. The investment in Lift Ventures has been reflected in the Company’s financial statements on the balance sheet on the line titled “Non-marketable equity investment”. As of the December 31, 2014, Lift Venture had not commenced operation and as such no income or loss is reflected in the Company’s financial results.

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

Revenue Recognition—Revenue and related costs are generally recorded when products are shipped and invoiced to our customers. Revenue is recognized when title passes and risk of loss pass to our customers which is generally occurs upon shipment depending upon the terms of the contract. Under certain contracts with our customers title passes to the customers when the units are completed. The units are segregated from our inventory and identified as belonging to the customer, the customer is notified that the units are complete and wait pick up or delivery as specified by the customer before income is recognized. Additionally, the customer is requested to sign an “Invoice Authorization Form” which acknowledges the contract terms and acknowledges that the customer has economic ownership and control over the unit. It also acknowledges that we are going to invoice the unit per terms of the contract. The Company insures any custodial risk that it may retain.

For FOB contracts, customers may be invoiced prior to the time customers take physical possession. Revenue is recognized in such cases only when the customer has a fixed commitment to purchase the units, the units have been completed, tested and made available to the customer for pickup or delivery, and the customer has authorized in writing that we hold the units for pickup or delivery at a time specified by the customer. In such cases, the units are invoiced under our customary billing terms, title to the units and risks of ownership pass to the customer upon invoicing, the units are segregated from our inventory and identified as belonging to the customer and we have no further obligations under the order. The Company insures any custodial risk that it may retain.

In addition, our policy requires in all instances certain minimum criteria be met in order to recognize revenue, specifically:

a)	Persuasive evidence that an arrangement exists;

b)	The price to the buyer is fixed or determinable;

c)	Collectability is reasonably assured; and

d)	We have no significant obligations for future performance.

Investment—Equity Method of Accounting—Our non-marketable equity investments are investments we have made in privately-held companies accounted for under the equity method. We periodically review our non-marketable equity investments for impairment. No impairments were recognized for the year ended December 31, 2014.

Allowance for Doubtful Accounts—The Company has adopted a policy consistent with U.S. GAAP for the periodic review of its accounts receivable to determine whether the establishment of an allowance for doubtful accounts is warranted based on the Company’s assessment of the collectability of the accounts. The Company established an allowance for bad debt of $458 and $333 at December 31, 2014 and 2013, respectively. The Company also has in some instances a security interest in its accounts receivable until payment is received.

Property, Equipment and Depreciation—Property and equipment are stated at cost or the fair market value at date of acquisition for property and equipment acquired in connection with the acquisition of a company. Depreciation of property and equipment is provided over the following useful lives:

Asset Category	Depreciable Life
Buildings	20 – 25 years
Machinery and equipment	1 – 15 years
Furniture and fixtures	3 – 12 years
Leasehold improvements	1.5 – 12 years

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $1,855, $1,627 and $1,401, respectively.

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

Goodwill is tested for impairment at the reporting unit level. The Company’s three operating segments comprise the reporting units for goodwill impairment testing purposes.

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

In 2014, the Company elected to evaluate the Lifting Equipment and Equipment Distribution reporting unit’s goodwill using the quantitative two step approach. The first step used to identify potential impairment involves comparing the reporting unit’s estimated fair value to its carrying value, including goodwill. The aforementioned mentioned Step one quantitative tests did not indicate impairment. During the first step testing, the Company evaluated goodwill for impairment using a business valuation method, which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer. The market approach was also considered in evaluating the potential for impairment by calculating fair value based on multiples of earnings before interest, taxes, depreciation and amortization (EBITDA) of comparable, publicly traded companies. This analysis also did not indicate impairment. Moreover, the Company also observed implied EBITDA multiples from relatively recent merger and acquisition activity in the industry, which was used to test the reasonableness of the results.

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

For 2012 and 2013, the Company determined on a qualitative basis, that it was not more likely than not that the fair value of the Lifting reporting unit was less than its carrying value. For 2013, the Company also determined on a qualitative basis, that it was not more likely than not that the fair value of the Equipment Distribution reporting unit was less than its carrying value.

The Company did not have any impairment for the years ended December 31, 2014, 2013 and 2012.

Impairment of Long Lived Assets—The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value. Future cash flow projections include assumptions for future sales levels, the impact of cost reduction programs, and the level of working capital needed to support each business. The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset. The Company did not have any impairment for the years ended December 31, 2014, 2013 and 2012.

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

Credit Risk Concentrations—Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, trade receivables and payables. The Company maintains its cash balances and marketable securities at banks located in Detroit, Michigan, New York, New York Toronto, Canada as well as several separate Italian banks. Accounts in the United States are insured by the Federal Deposit Insurance Corporation up to $250. At December 31, 2014 and 2013, the Company had uninsured balances of $4,120 and $5,814, respectively.

As of December 31, 2014 and 2013, no customers accounted for 10% or more of total Company’s accounts receivable

In 2014 and 2013, no one customer accounted for 10% or more of total company’s revenues. In 2012, one customer accounted for 11% of total company revenue. For 2014, 2013 and 2012 purchases from any single supplier did not exceed 10% of total purchases.

Research and Development Expenses. The Company expenses research and development costs, as incurred. For the periods ended December 31, 2014, 2013 and 2012 expenses were $2,552, $2,912 and $2,457, respectively.

Advertising—Advertising costs are expensed as incurred and were $458, $626 and $517 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Accrued Warranties—Warranty costs are accrued at the time revenue is recognized. The Company’s products are typically sold with a warranty covering defects that arise during a fixed period of time. The specific warranty offered is a function of customer expectations and competitive forces. The Equipment Distribution segment does not accrue for warranty costs at the time of sales, as they are reimbursed by the manufacturers for any warranty that they provide to their customers.

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

The number of shares related to options, warrants, restricted stock, convertible debt and similar instruments included in diluted EPS (“EPS”) is based on the “Treasury Stock Method” prescribed in ASC 260-10, Earnings per Share. This method assumes theoretical repurchase of shares using proceeds of the respective stock option or warrant exercised, and for restricted stock the amount of compensation cost attributed to future services which has not yet been recognized and the amount of current and deferred tax benefit, if any, that would be credited to additional paid in capital upon the vesting of the restricted stock, at a price equal to the issuer’s average stock price during the related earnings period. Accordingly, the number of shares includable in the calculation of EPS in respect of the stock options, warrants, restricted stock, convertible debt and similar instruments is dependent on this average stock price and will increase as the average stock price increases.

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

Reclassifications—Certain reclassifications have been made to the 2013 and 2012 financial statements to conform to the 2014 presentation.

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

Note 4. Earnings per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of warrants and restricted stock units. Details of the calculations are as follows:

	2014	2013	2012
Net Income attributable to shareholders of Manitex International, Inc.
Basic	$7,103	$10,178	$8,077
Diluted	$7,103	$10,178	$8,077
Earnings per share
Basic	$0.51	$0.80	$0.68
Diluted	$0.51	$0.80	$0.68
Weighted average common shares outstanding
Basic	13,858,189	12,671,205	11,948,356

Diluted
Basic	13,858,189	12,671,205	11,948,356
Dilutive effect of warrants	—	—	2,521
Dilutive effect of restricted stock units	46,100	46,370	6,581

	13,904,289	12,717,575	11,957,458

Note 5. Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014 and 2013 by level within the fair value hierarchy. As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is a summary of items that the Company measures at fair value on a recurring basis:

	Fair Value at December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Forward currency exchange contracts	$—	$268	$—	$268

Total current assets at fair value	$—	$268	$—	$268

Liabilities:
Forward currency exchange contracts	$—	$29	$—	$29
Convertible debt- Terex ( See Note 13)	—	6,607	—	6,607
Valla contingent consideration (see Note 19)	—	—	250	250

Total long-term liabilities at fair value	$—	$6,636	$250	$6,886

	Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Forward currency exchange contracts	$—	$40	$—	$40

Total current assets at fair value	$—	$40	$—	$40

Liabilities:
Forward currency exchange contracts	$—	$47	$—	$47
Valla contingent consideration (see Note 19)	—	—	250	250

Total current liabilities at fair value	$—	$47	$250	$297

The carrying value of the amounts reported in the Consolidated Balance Sheets for cash, accounts receivable, accounts payable and short-term variable debt, including any amounts outstanding under the Company’s revolving credit facilities and working capital borrowing, approximate fair value due to the short periods during which these amounts are outstanding.

The book and fair value of the Company’s term debt was $44,050 and $44,058 for the year ended December 31, 2014, and $2,896 and $2,912 for the year ending December 31, 2013. The book and fair value of the Company’s capital leases was $4,341 and $4,960 for the year ended December 31, 2014 and $4,796 and $5,565 for the year ending December 31, 2013. There is no difference between the book value and the fair value for amount recorded in connection with a long-term legal settlement, which was $1,007 and $1,022 for the periods ending December 31, 2014 and 2013 respectively.

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

As required, forward currency contracts are recognized as an asset or liability at fair value on the Company’s Consolidated Balance Sheet. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (date of sale). Gains or losses on cash flow hedges when recognized into income are included in net revenues. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The Company expects minimal ineffectiveness as the Company has hedged only firm sales orders and has not hedged estimated exposures. As of December 31, 2014, the Company had no outstanding forward currency contracts that were in place to hedge future sales. Therefore, there are currently no unrealized pre-tax gains or loss which will reclassified from other comprehensive income into earnings during the next 12 months

At December 31, 2014, the Company had entered into forward currency exchange contracts. The contracts obligate the Company to purchase CDN $547. The contracts mature on January 7, 2015. Under the contract, the Company will purchase Canadian dollars at exchange rates of .9241 and .8991. The Canadian to US dollar exchange rates was $0.8620 at December 31, 2014. At December 31, 2014, the Company had forward currency contracts to sell €800 at 1.4261, €400 at 1.3635 , €100 at 1.3538 and €500 at 1.2531with contract maturity dates of July 2, 2015, February 10, 2015, January 31, 2015 and October 14, 2015, respectively. The Euro to US dollar exchange rate was 1.2101 at December 31, 2014. The unrealized currency exchange asset is reported under prepaid expense and other if it is an asset or under accrued expenses if it is a liability on the balance sheet at December 31, 2014 and 2013.

As of December 31, 2014, the Company had the following forward currency contracts:

Nature of Derivative	Amount		Type
Forward currency contract	CDN$	547	Not designated as hedge instrument
Forward currency contract		€1,800	Not designated as hedge instrument

The following table provides the location and fair value amounts of derivative instruments that are reported in the Consolidated Balance Sheet as of December 31, 2014 and 2013:

Total derivatives not designated as a hedge instrument

		Fair Value
Asset Derivatives	Balance Sheet Location	December 31, 2014	December 31, 2013
Foreign currency Exchange Contract	Prepaid expense and other	$268	$40

Liabilities Derivatives
Foreign currency Exchange Contract	Accrued expense	$(29)	$(37)

Total derivatives designated as a hedge instrument

		Fair Value
Liabilities Derivatives	Balance Sheet Location	December 31, 2014	December 31, 2013
Foreign currency Exchange Contract	Accrued expense	$—	$(10)

The following tables provide the effect of derivative instruments on the Consolidated Statement of Income for 2014, 2013 and 2012:

Derivatives not designated as Hedge Instrument	Location of gain or (loss) recognized in Income Statement	Gain or (loss)
		2014	2013	2012
Forward currency contracts	Foreign currency transaction gains (losses)	$110	$(178)	$5

Derivatives designated as Hedge Instrument	Location of gain or (loss) recognized in Income Statement	Gain or (loss)

		2014	2013	2012
Forward currency contracts	Net revenue	$(26)	$(30)	$71

The following table shows the beginning and ending amounts of gains and losses related to hedges which have been included in Other Comprehensive Income and related activity net of income taxes for December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Beginning balance (loss), net of income taxes	$(7)	$—
Amounts recorded in OCI net of (loss), net of income taxes	(11)	(28)
Amount reclassified to income, loss (gain), net of income taxes	18	21

Ending balance gain (loss), net of income taxes	$—	$(7)

Note 7. Inventory

The components of inventory at December 31, are summarized as follows:

	2014	2013
Raw materials and purchased parts	$63,704	$48,537
Work in process	9,257	9,807
Finished goods and replacement parts	24,221	14,390

Inventories, net	$97,182	$72,734

The Company has established reserves for obsolete and excess inventory of $745 and $747 for the years ended December 31, 2014 and 2013, respectively.

Note 8. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	2014	2013
Land	$1,182	$763
Buildings	16,990	8,342
Machinery and equipment	16,749	7,681
Furniture and fixtures	783	719
Leasehold improvements	1,895	804
Computer software & equipment	1,414	1,250
Motor vehicles	649	411
Construction in progress	277	128

Totals	39,939	20,098
Less: accumulated depreciation	(11,093)	(8,955)

Net property and equipment	$28,846	$11,143

Depreciation expense was $1,855 (net of $380 amortization of deferred gain on building), $1,627 (net of $380 amortization of deferred gain on building), and $1,401 (net of $380 amortization of deferred gain on building) in 2014, 2013 and 2012, respectively. See Note 12 for information regarding capital leases.

Note 9. Goodwill and Other Intangible Assets

The Company accounts for Other Intangible Assets under the guidance in ASC 350, Intangibles—Goodwill and Other. Under the guidance intangible assets with definite lives are amortized over their estimated useful lives. Indefinite lived intangible assets are subject to annual impairment testing. The Company capitalizes certain costs related to patent technology. Additionally, a substantial portion of the purchase price related to the Company’s acquisitions has been assigned to patents or unpatented technology, trade name, customer backlog and customer relationships. The intangibles acquired in acquisitions have been valued using a discounted cash flow approach. Intangibles, except goodwill, are being amortized over their estimated useful lives.

Intangible assets were comprised of the following as of December 31, 2014 and 2013:

	2014	2013	Useful Lives
Patented and unpatented technology	$21,561	$13,734	7-10 years
Amortization	(10,137)	(8,774)
Customer relationships	31,477	15,540	5-20 years
Amortization	(5,013)	(4,005)
Trade names and trademarks	15,875	9,118	25years - Indefinite
Amortization	(1,867)	(1,621)
Non-competition agreements	50	50	2-5 years
Amortization	(24)	(6)
Customer backlog	462	469	< 1 year
Amortization	(462)	(469)

Total Intangible assets	$51,922	$24,036

Amortization expense was $2,717, $2,318 and $2,097 for the periods ended December 31, 2014, 2013 and 2012, respectively.

Estimated amortization expense for the next five years and subsequent is as follows:

Amount
2015	5,147
2016	4,661
2017	4,122
2018	3,999
2019	3,780
And subsequent	27,319

Total intangibles currently to be amortized	$49,028

Changes in the Company’s goodwill by business segment were as follows:

	Equipment Lifting Segment	Equipment Distribution Segment	ASV Segment	Total
Balance December 31, 2012	$15,008	$275	$—	$15,283
Goodwill for Sabre acquisition	4,740	—	—	4,740
Goodwill for Valla acquisition	2,409	—	—	2,409
Effect of change in exchange rates	57	—	—	57

Balance December 31, 2013	$22,214	$275	$—	$22,489

Goodwill for ASV acquisition	—	—	26,744	26,744
Effect of change in exchange rates	(403)	—	—	(403)

Balance December 31, 2014	$21,811	$275	$26,744	$48,830

Note 10. Accrual Detail

	As of December 31,
	2014	2013
Accrued expenses:
Accrued payroll	$2,805	$1,951
Accrued employee benefits	439	24
Accrued bonuses	1,226	1,998
Accrued vacation expense	1,309	888
Accrued consulting fees	223	—
Accrued interest	375	237
Accrued commissions	497	532
Accrued expenses—other	995	306
Accrued warranty	3,335	1,070
Accrued income taxes	151	473
Accrued taxes other than income taxes	1,015	1,087
Accrued product liability and workers compensation claims	603	202
Accrued liability on forward currency exchange contracts	30	40

Total accrued expenses	$13,003	$8,808

Note 11. Revolving Term Credit Facilities and Debt

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

The indebtedness is collateralized by substantially all of the Company’s assets, except for the assets of the ASV. The facility contains customary limitations including, but not limited to, limitations on acquisitions, dividends, repurchase of the Company’s stock and capital expenditures. The Company is also required to comply with certain financial covenants as defined in the Credit Agreement.

U.S. Revolver

At December 31, 2014, the Company had drawn $34,219 under the $40,000 U.S. Revolver. The U.S. Revolver bears interest, at the Company’s option at the base rate plus a spread or an adjusted LIBOR rate plus a spread. The base rate is the greater of the bank’s prime rate, the federal funds rate plus 1.00% or the 30 day LIBOR rate Adjusted Daily plus 1.00%. For the U.S. Revolver the interest rate spread for Base Rate is between 1.625% and 2.250% and for LIBOR the spread is between 2.265% and 3.250% in each case with the spread being based on the consolidated total debt to consolidated adjusted EBITDA ratio, as defined in the Credit Agreement, for the preceding twelve months. The base rate and LIBOR spread is currently 1.625% and 2.625%, respectively. Funds borrowed under the LIBOR options can be borrowed for periods of one, two, three or six months.

The $40,000 U.S. Revolver is a secured financing facility under which borrowing availability is limited to existing collateral as defined in the agreement. The maximum amount available is limited to (1) the sum of 85% of eligible receivables, (2) the lesser of 50% of eligible inventory or $26,500, (3) the lesser of 80% of used equipment purchased for resale or rent or $2,000 reduced by (4) outstanding standby letter or credits issued by the bank. At December 31, 2014, the maximum the Company could borrow based on available collateral was capped at $39,355.

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

Canadian Revolver

At December 31, 2014, the Company had drawn $8,629 under the Canadian Revolver. The Company is eligible to borrow up to $9,000. The maximum amount available is limited to the sum of (1) 90% of eligible insured receivables, (2) 85% of eligible receivables and (3) 50% of eligible inventory including work in process inventory. Under the agreement, total inventory collateral, however, cannot exceed CDN$9,000 and work in process collateral cannot exceed CDN$3,000. At December 31, 2014, the maximum the Company could borrow based on available collateral was CDN$9,000. The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets. The Company can borrow in either U.S. or Canadian dollars. For the Canadian Revolver, the interest rate spread for U.S. prime based borrowing is between 0.00% and 0.25% and for Canadian prime based borrowings the interest rate spread is between 0.00% and 0.75%, in each case with the spread being based on the consolidated total debt to consolidated adjusted EBITDA ratio, as defined in the Credit Agreement, for the preceding twelve months. As of December 31, 2014 the spread on both the U.S. Prime based borrowing and Canadian Prime based borrowings was 0.00%.

Under the Credit Agreement, the banks are also paid a 0.375% annual facility fee payable in quarterly installments.

Specialized Export Facility

The Canadian Revolving Credit facility contains an additional $3,000 Specialized Export Facility that matures on June 1, 2015. Borrowings under the Specialized Export Facility are guaranteed by the Company and Export Development Canada (“EDC”), a corporation established by an Act of Parliament of Canada. Under the Export Facility Liftking can borrow 90% of the total cost of material and labor incurred on export contracts which are subject to the EDC guarantee. The EDC guarantee, which expires on June 1, 2015, is issued under their export guarantee program and covers certain goods that are to be exported from Canada. At December 31, 2014, the maximum the Company could have borrowed based upon available collateral under the Specialized Export Facility was $3,000. Under this facility, the Company can borrow either Canadian or U.S. dollars.

Any borrowings under the facility in Canadian dollars currently bear interest of 3.00% which is based on the Canadian prime rate (the Canadian prime was 3.0% at December 31, 2014). Any borrowings under the facility in U.S. dollars bear interest at the U.S. prime rate (prime was 3.25% at December 31, 2014). Repayment of advances made under the Export Facility are due sixty days after shipment of the goods, or five business days after the borrower receives payment in full for the goods covered by the guarantee (the “Scheduled Payment Date”) or upon the termination of the EDC guarantee.

At December 31, 2014, the Company had outstanding borrowing in connection with the Specialized Export Facility of $2,798.

Note Payables—Terex

Related to Crane and Schaeff Acquisitions

At December 31, 2014, the Company has a note payable to Terex Corporation with a remaining balance of $500. The note was issued in connection with the purchase of substantially all of the domestic assets of Crane & Machinery, Inc. (“Crane”) and Schaeff Lift Truck, Inc., (“Schaeff”). The note has an annual interest rate of 6% and is payable quarterly. Terex has been granted a lien on and a subordinated security interest in all of the assets of the Company’s Crane & Machinery Division as security against the payment of the note.

The Company has two remaining principal payments of $250 due on March 1, 2015 and March 1, 2016. As long as the Company’s common stock is listed for trading on the NASDAQ or another national stock exchange, the Company may opt to the pay up to $150 of each annual principal payment in shares of the Company’s common stock having a market value of $150.

Related to ASV Acquisition

On December 19, 2014, the Company executed a note payable to Terex Corporation for $1,594. The note matures on December 19, 2015 and has an annual interest rate of 4.5%. Interest is payable semi-annually beginning on June 19, 2015. The note was issued in connection with acquisition of 51% interest in ASV from Terex Corporation. The note has an outstanding balance of $1,594 at December 31, 2014.

Load King Debt

The Company’s Load King Subsidiary used its manufacturing facility as collateral to secure mortgage financing with BED (South Dakota Board of Economic Development) and bank. Load King pledged its equipment to the bank to secure additional term debt (“Equipment Note”). The funds received in connection with the above borrowing were used to repay a promissory note to Terex Corporation (“Terex”), which was issued in connection with the Load King acquisition. The BED Mortgage, the bank mortgage and the Equipment Note, which are all guaranteed by the Company, have outstanding balances as of December 31, 2014 of $756, $783 and $245, respectively.

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

CVS Short-Term Working Capital Borrowings

At December 31, 2014, CVS had established demand credit facilities with twelve Italian banks. Under the facilities, CVS can borrow up to €335 ($405) on an unsecured basis and additional amounts as advances against orders, invoices and letter of credit with a total maximum facilities (including the unsecured portion) of €13,513 ($16,352). The Company has granted guarantees in respect to available credit facilities in the amount of €7,123 ($8,619). The maximum amount outstanding is limited to 80% of the assigned accounts receivable if there is an invoice issued or 50% if there is an order/contract issued. The banks will evaluate each request to borrow individually and determine the allowable advance percentage and interest rate. In making its determination the bank considers the customer’s credit and location of the customer.

At December 31, 2014, the banks had advanced CVS €6,641 ($8,036) at variable interest rates which currently range from 3.83% to 6.58%.

At December 31, 2014, the Company has guaranteed €3,750 ($4,538) of CVS’s outstanding debt. Additionally, the banks had issued performance bonds which total €500 ($605) which have been guaranteed by the Company.

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

As of December 31, 2014, the note had remaining principal balance of $172.

ASV Loan Facilities

In connection with the ASV arrangement, ASV entered into two separate loan facilities on December 19, 2014, one with JPMorgan Chase Bank, N.A. (“JPMCB”), and the other with Garrison Loan Agency Services LLC (“Garrison”). These two facilities are for the exclusive use of ASV and restrict the transfer of cash out side of ASV.

Both loan facilities are secured by certain assets of ASV and by a pledge of the equity interest in ASV. Pursuant to an intercreditor agreement dated as of December 19, 2014 among JPMCB, Garrison and ASV (“ASV Intercreditor Agreement”), the parties have agreed that (i) JPMCB shall have a first-priority security interest in substantially all personal property of ASV and (ii) Garrsion shall have a first priority security interest in (a) substantially all real property of ASV and (b) a pledge of 100% of the equity interest in ASV issued to Company and to Terex. ASV’s loans are solely obligations of ASV and have not been guaranteed by the Company and are not collateralized by any assets outside of ASV.

ASV Revolving Loan Facility with JPMCB

On December 19, 2014 ASV entered into a $35,000 revolving loan facility with JPMCB (“JPMCB Credit Agreement”) as the administrative agent, which loan facility includes two sub-facilities: (i) a $1,000 sub-facility for letters of credit, and (ii) a $7,500 sub-facility for loans to be guaranteed by the Export-Import Bank of the

United States of America (“Ex-Im Bank Loans”). A portion of the JPMCB Credit Agreement was used to fund certain transaction costs and payments required by ASV under the ASV arrangement. The remainder of the loan amount will be available to ASV for its general working capital needs.

The $35,000 revolving loan facility is a secured financing facility under which borrowing availability is limited to existing collateral as defined in the agreement. The maximum amount available is limited to (1) the sum of 85% of eligible receivables, plus (2) the lesser of (i) 65% of eligible inventory valued at the lower of cost or market value or (ii) 85% of eligible inventory valued at the net orderly liquidation value, reduced by (3) (i) certain reserves determined by JPMCB, (ii) the amount of outstanding standby letters of credit issued under the JPMCB Credit Agreement and (iii) the amount of outstanding Ex-In Bank loans. The facility matures on December 19, 2019. At December 31, 2014, ASV had drawn $3,609 under the $35,000 JPMCB Credit Agreement. The JPMCB Credit Agreement bears interest at ASV’s option at JPMCB’ prime rate plus a spread or an adjusted LIBOR rate plus a spread. The interest rate spread for prime rate is between 0.50% and 1.00% and for LIBOR the spread is between 1.50% and 2.00% in each case with the spread being based on the aggregate amount of funds available for borrowing by ASV under the JPMCB Credit Agreement, as defined in the JPMCB Credit Agreement. The base rate and LIBOR spread is currently .75% and 1.75%, respectively. Funds borrowed under the LIBOR options can be borrowed for periods of one, two, three or six months. At December 31, 2014 the maximum ASV could borrow based on available collateral was capped at $19,734.

The indebtedness of ASV under the JPMCB Credit Agreement is collateralized by substantially all of ASV’s assets, but subject to the terms of the ASV Intercreditor Agreement. The facility contains customary limitations including, but not limited to, limitations on additional indebtedness, acquisitions, and payment of dividends. ASV is also required to comply with certain financial covenants as defined in the JPMCB Credit Agreement including maintaining a Minimum Fixed Charge Coverage ratio of not less than 1.10 to 1.0. The covenant requirement becomes effective as of March 31, 2015.

Under the JPMCB Credit Agreement, the banks are also paid a commitment fee payable in monthly installments equal to (i) the average daily amount of funds available but undrawn multiplied by (ii) an annual rate of 0.25%.

ASV Term Loan with Garrison

On December 19, 2014 ASV entered into a $40,000 term loan facility with Garrison (“Garrison Credit Agreement”) as the administrative agent. A portion of the Garrison Credit Agreement was used to fund certain transaction costs and payments required by ASV under the ASV arrangement.

At December 31, 2014, ASV had drawn the entirety of the $40,000 Garrison Credit Agreement. The Garrison Credit Agreement bears interest, at a one-month adjusted LIBOR rate plus a spread of between 9.00% and 9.50%. The spread is based on the ratio of ASV’s total debt to its EBITDA, as defined in the Garrison Credit Agreement. The LIBOR spread is currently 9.5%. The interest rate for the period ending December 31, 2014 was 10.5%.

ASV is obligated to make quarterly principal payments of $500 commencing on April 1, 2015. Any unpaid principal is due on maturity, which is December 19, 2019. Interest is payable monthly being on February 1, 2015.

The indebtedness of ASV under the Garrison Credit Agreement is collateralized by substantially all of ASV assets, but subject to the terms of the ASV Intercreditor Agreement. The facility contains customary limitations including, but not limited to, limitations on additional indebtedness, acquisitions, and payment of dividends. ASV is also required to comply with certain financial covenants as defined in the Garrison Credit Agreement including maintaining (1) a Minimum Fixed Charge Coverage ratio of not less than 1.10 to 1.0 which shall step up to 1.50 to 1.00 by March 31, 2017, (2) a Leverage Ratio of 4.75 to 1.00, which shall step down to 2.50 to 1.00 by March 31, 2018 and (3) a limitation of $1,600 in capital expenditures in any fiscal year. The covenant requirement becomes effective as of March 31, 2015.

Schedule of Debt Maturities

Scheduled annual maturities of the principal portion of debt outstanding at December 31, 2014 in the next five years and the remaining maturity in aggregate are summarized below. Amounts shown include the debt described above in this footnote and the convertible notes disclosed in Note 13—“Convertible Note-Related Party” at its face amount of $7,500.

2015	$14,297
2016	3,236
2017	2,093
2018	44,946
2019	36,142
Thereafter	8,128

108,842
Less: Debt discount	(889)

Total	$107,953

Note 12. Leases

Capital leases

Georgetown facility

The Company has a twelve year lease which expires in April 2018 that provides for monthly lease payments of $74 for its Georgetown, Texas facility. The lease has been classified as a capital lease. At December 31, 2014, the outstanding capital lease obligation is $2,184.

Winona facility

The Company had a five year lease which expired on July 10, 2014 that provides for monthly lease payments of $25 for its Winona, Minnesota facility. The Company has an option to purchase the facility for $500 by giving notice to the landlord of its intent to purchase the Facility. The Landlord must receive such notice at least three months prior to end of the Lease term. The Company gave the Landlord the required notice of its election to purchase the facility. The Company and the Landlord are currently in the process of finalizing the purchase contract. The purchase of the facility is expected to be completed during the first quarter 2015. At December 31, 2014, the Company has outstanding capital lease obligation of $500, the amount of the purchase option.

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

The following is a summary of inventory held for sale which was financed under equipment capital lease agreements:

	Amount Borrowed	Repayment Period	Amount of Monthly Payment	Balance As of December 31, 2014
New equipment	$1,166	60	$22	$971
Used equipment	$1,754	36	$53	$605

Total	$2,920		$75	$1,576

The Company has three additional capital leases. As of December 31, 2014, the capitalized lease obligation in aggregate related to the three leases was $82.

Future Minimum Lease Payments are:

Years	Operating Leases	Capital Leases
2015	$1,627	$2,256
2016	1,328	1,256
2017	1,328	1,256
2018	907	329
2019	908	330
Subsequent	700	—

Total Minimum Lease Payments	$6,798	5,427

Less: imputed interest		(1,086)

Present value of minimum lease payment		$4,341
Less: current portion		(1,631)

Long-term capital lease obligations		$2,710

Capital Item—as of or for the year ended December 31, 2014	Cost	Accumulated Depreciation	Depreciation Expense	Interest Expense
Building—Georgetown, TX	$4,913	$3,529	$35	$307
Land & Building—Winona, MN	1,700	311	57	13
Other Capitalized leases	197	67	28	4

Totals	$6,810	$3,907	$120	$324

Capital Item—as of or for the year ended December 31, 2013	Cost	Accumulated Depreciation	Depreciation Expense	Interest Expense
Building—Georgetown, TX	$4,913	$3,114	$35	$457
Land & Building—Winona, MN	1,700	254	57	47
Other Capitalized leases	178	39	14	3

Totals	$6,791	$3,407	$106	$507

Sales and Leaseback—In accordance with ASC 840-40 Sales- Leaseback Transaction, at December 31, 2014 and 2013, the Company has deferred gain of $1,268 and $1,648, respectively, related to the sale and leaseback of Georgetown operating facilities. The deferred gain is being amortized over the life of the lease which reduces depreciation expense $380 annually.

Operating leases

The Company leases its Woodbridge, Ontario facility under an operating lease. Monthly payments under the lease are $34. The lease expires on November 29, 2019. The Company has an option to renew the lease for an additional five years at a rent which is mutually agreed. In the event that the parties cannot agree the lease has an arbitration provision. Total rent expense related to this lease was $431, $489 and $483 for the year ended December 31, 2014, 2013 and 2012, respectively.

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

The Company has the option to purchase the building by giving the landlord written notice at any time prior to the date that is 180 days prior to the expiration of the lease or any extension period. The landlord can require the Company to purchase the building if a change of Control Event, as defined in the lease, occurs by giving written notice to the Company at any time prior to the date that is 180 days prior to the expiration of the lease or any extension period. The purchase price, regardless whether the purchase is initiated by the Company or the landlord, will be the Fair Market Value as of the closing date of said sale. Rent expense for the current and former Bridgeview facility was $256, $251 and $247 for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company leases its 103,000 sq. ft. facility in Cadeo, Italy from Fratelli Ferrari Realty. The lease which was executed on June 30, 2011 is for six years and provides annual rent of €360 ($436) payable in monthly installments. The Company has an option to renew the lease for an additional six years at a rent which is mutually agreed.

The Company leases its Knox, Indiana facility under two operating leases. The leases which expire on August 19, 2020, currently provides for month rent of $11 and $3, respectively. The leases contain a rental escalation clause under which annual rent is increased during the lease term by the lesser of the increase in the Consumer Price Increase or 2.0%. The Company is also responsible for all the associated operations expenses, including insurance, property taxes, and repairs. The Company has an option to extend the leases for an additional five year period. The Company has the right to purchase the facility at a negotiated price any time during the lease period. If the parties are unable to agree on purchase price, the purchase price under the terms of the lease will be the average of two appraisals of the premises performed by independent third-party appraisers, one selected by the landlord and on selected by the Company. Total rent expense related to the leases was $181 and $73 (from date of acquisition on August 19, 2013 through December 31, 2013) for the year ended December 31, 2014 and 2013, respectively.

The Company leases its facility in Via Piacenza, Italy under an operating lease. The lease is a six year lease that expires on November 30, 2019. The Company has the option after two years to terminate the lease on the signing anniversary by giving the lessor at least 90 day notice. The annual rent, which is paid in two semi-annual installments, is $86, $100 and $103 for the first, second and third year, respectively. After the third year, the lease provides for an annual rent increase. The rent is increased by seventy-five percent of the increase in the ISTAT index for families of workers and employees.

The Company has various operating equipment leases with monthly payments ranging from less than $1 to $4 with various expiration dates through 2017. Total rent expense under these additional leases was $125, $138 and $272 for the years ended December 31, 2014, 2013 and 2012.

Note 13. Convertible Note—Related Party

On December 19, 2014, the Company issued a subordinated convertible debenture with a $7,500 face amount payable to Terex, a related party. The convertible debenture, is subordinated, carries a 5% per annum coupon, and is convertible into Company common stock at a conversion price of $13.65 per share or a total of 549,451 shares, subject to customary adjustment provisions. The debenture has a December 19, 2020 maturity date.

From and after the third anniversary of the original issuance date, the Company may redeem the convertible debenture in full (but not in part) at any time that the last reported sale price of the Company’s common stock equals at least 130% of the Conversion Price (as defined in the debenture) for at least 20 of any 30 consecutive trading days. Following an election by the holder to convert the debenture into common stock of the Company in accordance with the terms of the debenture, the Company has the discretion to deliver to the holder either (i) shares of common stock, (ii) a cash payment, or (iii) a combination of cash and stock.

In accounting for the issuance of the note, the Company separated the note into liability and equity components. The carrying amount of the liability component was calculated by measuring the estimated fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the face value of the Note as a whole. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense over the term of the note using the effective interest method with an effective interest rate of 7.5 percent per annum. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

On December 19, 2014, the components of the note was as follows:

Liability component	$6,607
Equity component (a component of paid in capital)	893

$7,500

Additionally in connection with the transaction a $321 deferred tax liability was established and was recorded as a deduction to paid in capital. The deferred tax liability was recognized as the excess of the principal amount being amortized and charged to interest expenses is not tax deductible.

As of December 31, 2014, the note had remaining principal balance of $6,611 and an unamortized discount of $889. The difference between this amount and the amount initially recorded represents $4 of amortization of excess of the principal amount of the liability component over its carrying amount.

Note 14. Income Taxes

Information pertaining to the Company’s income before income taxes is as follows:

	Years ended December 31,
	2014	2013	2012
Income before income taxes:
Domestic	$8,871	$14,659	$11,316
Foreign	1,772	(212)	582

Total net income before income taxes	$10,643	$14,447	$11,898

Information pertaining to the Company’s provision (benefit) for income taxes is as follows:

	Years ended December 31,
	2014	2013	2012
Provision (benefit) for income taxes:
Current:
Federal	$3,057	$4,246	$2,785
State and local	176	50	227
Foreign	691	132	535

	3,924	4,428	3,547
Deferred:
Federal	(429)	(94)	670
State and local	39	64	(378)
Foreign	142	(129)	(18)

	(248)	(159)	274

Total provision for income taxes	$3,676	$4,269	$3,821

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2014	2013
Deferred tax assets:
Current:
Accrued expenses and other liabilities	$1,325	$1,133
Net operating losses	—	139
Long-term:
Other liabilities	433	457
Deferred gain	458	594
State net operating loss carryforwards	3	—
Tax credit carryforwards	824	847
Unrealized foreign currency loss	219	219
Investment in ASV	144	—

Total deferred tax asset	3,406	3,389
Valuation allowance	—	—

Total deferred tax asset net of valuation allowance	3,406	3,389
Deferred tax liabilities:
Long-term:
Property, plant and equipment	552	558
Intangibles	3,290	3,516
Discount on convertible notes	321	—

Total deferred tax liability	4,163	4,074

Net deferred tax liability	$(757)	$(685)

The Company has not provided for the United States income or the foreign withholding taxes on the $5.6 million of undistributed earnings of its subsidiaries operating outside of the United States. It is the Company’s intention to reinvest those earnings permanently. Generally, such amounts become subject to United States taxation upon remittance of dividends and under certain other circumstances. Determination of the amount of any unrecognized deferred tax liability related to investments in these foreign subsidiaries is not practicable.

The effective tax rate before income taxes varies from the current U.S. federal statutory income tax rate as follows:

	Years ended December 31,
	2014	2013
Statutory rate	35.00%	35.00%
State and local taxes	1.48	0.72
Permanent differences	(2.08)	(3.08)
Tax credits	(2.04)	(3.59)
Foreign operations	2.00	0.54
Uncertain tax positions	(0.21)	(0.47)
Other	0.45	0.43

	34.60%	29.55%

As of December 31, 2014, the Company has approximately $1,268 of Texas Temporary Margin Tax Credit that may be utilized through 2026. The Company has reflected a deferred tax asset in the table above of $824, net of the federal tax impact.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, is as follows:

	2014	2013
Balance at January 1,	$250	$335
Increases in tax positions for prior years	80	93
Decreases in tax positions for prior years	(115)	(178)
Settlements	—	—

Balance at December 31,	$215	$250

Of the amounts reflected in the above table at December 31, 2014, the entire amount would reduce the Company’s annual effective tax rate if recognized. The Company had approximately $17 of accrued interest as of December 31, 2014. The Company records accrued interest related to income tax matters in the provision for income taxes in the accompanying consolidated statement of income. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company files income tax returns in the United States, Canada and Italy as well as various state and local tax jurisdictions with varying statutes of limitations. The 2011 through 2014 tax years generally remain subject to examination by federal, foreign and most state tax authorities.

In connection with the acquisition, the Board of Directors of ASV, Inc. agreed a Plan of Conversion to convert ASV, Inc., a corporation into a Minnesota limited liability company. Under the plan, all of the issued and outstanding shares of ASV, Inc. were cancelled and an equal number of limited liability company membership interests were issued to the members of ASV LLC, on a one-for-one basis.

In connection with the conversion, ASV, Inc. will have taxable gain in the assets of the ASV, Inc. The estimated taxes payable on such gain is expected to be approximately $16.5 million. This tax liability was recorded on the balance sheet of ASV as of the date of closing. If the actual taxes are in excess of the $16.5 million, the Sellers shall reimburse ASV, LLC such amount on a timely basis. Such payment from the Seller will be deemed a purchase price adjustment. If the actual taxes are less than the $16.5 million, then ASV LLC will reimburse the Sellers any excess amount.

Following the conversion, ASV, LLC will be treated as a partnership for tax purposes. The Company received basis in the limited liability company equal to the fair market value basis in its share of the ASV, LLC’s assets. As such, the Company did not record deferred taxes in connection with the business combination and the financial reporting and tax basis in ASV, LLC were the same.

Note 15. Supplemental Cash Flow Disclosures

Interest received and paid, income taxes paid and non-cash transactions incurred during the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Non-Cash Transactions:
Investment in Lift Ventures (see Note 19)	$5,951	$—	$—
Note to Terex related to ASV	1,594	—	—
Capital leases	—	813	1,166
Issuance of stock in connection with carry deck crane assets (see Note 19)	—	—	200
Issuance of stock in connection with a Sabre acquisition (see Note 19)	—	1,000	—
Valla working capital	—	2,173	—
Acquisition note—Valla (see Note 19)	—	228	—
Contingent consideration—Valla (see Note 19)	—	250	—
Issuance of stock in connection with a cashless warrant exercise	—	—	986
Repurchase of stock in connection with cashless warrant exercise	—	—	(754)
Transfer of warrant to capital stock upon exercise of cashless warrant	—	—	(232)

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

The amount paid in matching contributions by the company for 2014, 2013 and 2012 were $346, $271 and $187, respectively.

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

The following table summarizes the changes in product warranty liability:

	2014	2013
Balance January 1,	$1,070	$988
Business Acquired	2,206	10
Accrual for warranties issued during the year	849	2,358
Warranty services provided	(807)	(2,260)
Changes in estimates	32	(23)
Foreign currency translation	(15)	(3)

Balance December 31,	$3,335	$1,070

Note 18. Segment Information

The Company operates in three business segments: Lifting Equipment, ASV and Equipment Distribution.

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

The Equipment Distribution segment located in Bridgeview, Illinois, comprises the operations of Crane & Machinery (“C&M”), a division of Manitex International , Inc. The segment markets products used primarily for infrastructure development and commercial construction applications that include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance. C&M is a distributor of Terex rough terrain and truck cranes, and supplies repair parts for a wide variety of medium to heavy duty construction equipment and sells domestically and internationally, predominately to end users, including the rental market. It also provides crane equipment repair services in the Chicago area. C&M uses the trade name, North American Equipment Exchange to market previously-owned construction and heavy equipment, both domestically and internationally and provides a wide range of used lifting and construction equipment of various ages and condition, and also has the capability to refurbish equipment to the customers’ specification. C&M operates as the North American sales organization for our Italian based PM knuckle boom cranes and Valla pick and carry crane products.

ASV which was acquired on December 19, 2014, is shown as a separate segment. ASV is located in Grand Rapids, Minnesota and manufactures a line of high quality compact track and skid steer loaders. The ASV products are distributed through the Terex distribution channels as well as Manitex dealers.

Sabre, Valla and ASV results are included in the Company’s results from their respective effective dates of acquisition on August 19, 2013, November 30, 2013 and December 20, 2014.

The following is financial information for our three operating segments, i.e., Lifting Equipment, Equipment Distribution and ASV. The below financial information includes results for each of the above acquisitions from the respective date of acquisition:

	Years ended December 31,
	2014	2013	2012
Net Revenues
Lifting Equipment	$245,435	$228,772	$188,792
Equipment Distribution	21,104	16,951	17,090
ASV	2,264	—	—
Inter-segment elimination	(4,722)	(651)	(633)

Total	$264,081	$245,072	$205,249

Operating Earnings
Lifting Equipment	$21,640	$23,311	$19,880
Equipment Distribution	374	628	222
ASV	(121)	—	—
Corporate expenses	(7,968)	(6,391)	(5,613)
Elimination of inter-segment profit in inventory	11	(10)	(30)

Total operating income	$13,936	$17,538	$14,459

Total Assets
Lifting Equipment	$172,306	$170,692	$143,749
Equipment Distribution	15,634	10,847	7,562
ASV	126,547	—	—
Corporate	1,636	1,075	193

Total	$316,123	$182,614	$151,504

Total foreign source net revenue was approximately $96,747, $95,205 and $90,691 for the years ended December 31, 2014, 2013 and 2012, respectively. Total long-lived assets related to the Company’s foreign operations were approximately $6,935 and $8,616 for the years ended December 31, 2014 and 2013, respectively. Information of external net revenues and long lived asset information by country is shown on the below tables:

The following is a summary of goodwill by segment:

	2014	2013
Goodwill—Lifting Equipment Segment
Balance January 1	$22,214	$15,008
Goodwill related to the Sabre acquisition	—	4,740
Goodwill related to the Valla acquisition	—	2,409
Foreign currency translation	(403)	57

Balance December 31,	21,811	22,214

Goodwill—Equipment Distribution Segment
Balance January 1 and December 31	275	275
Goodwill—ASV Segment
Goodwill related to ASV acquisition	26,744	—

Total goodwill at December 31,	$48,830	$22,489

Net Revenues

	2014	2013	2012
United States	$167,334	$149,867	$114,558
Canada	34,658	44,568	55,540
Italy	18,260	8,230	11,700
Turkey	969	5,280	—
Peru	1,840	3,849	—
South Africa	516	3,651	—
Egypt	129	3,285	—
Australia	—	4	3,213
Korea	934	—	2,810
Russia	710	1,623	2,189
Germany	3,459	3,246	2,041
Mexico	4,050	5,096	1,867
Czech Republic	3,426	1,804	1,484
Brazil	3	—	1,205
France	2,487	—	810
United Arab Emirates	4,226	1,297	152
Venezuela	—	407	1,188
Switzerland	2,697	—	22
Other	18,383	12,865	6,470

	$264,081	$245,072	$205,249

Company attributes revenue to different geographic areas based on where items are shipped or services are performed.

Long Lived Assets

	2014	2013
United States	$134,871	$52,200
Canada	549	789
Italy	6,386	7,827

Total Long-Lived Assets	$141,806	$60,816

Long-Lived Assets are based on where the operating unit is domiciled.

Note 19. Acquisition and Investment

Lift Ventures, LLC

On December 16, 2014, Manitex International, Inc. (the “Company”), BGI USA Inc. (“BGI”), Movedesign SRL and R & S Advisory S.r.l., entered into an operating agreement (the “Operating Agreement”) for Lift Ventures LLC (“Lift Ventures”), a joint venture entity. The purposes for which Lift Ventures is organized are the manufacturing and selling of certain products and components, including the Schaeff line of electric forklifts and certain LiftKing products. Pursuant to the Operating Agreement, the Company was granted a 25% equity stake in Lift Ventures in exchange for the contribution of inventory totaling $5,951 and a license of certain intellectual property related to the Company’s products. As of December 31, 2014 no transactions occurred since the date of this transaction.

This investment is a non-marketable equity investment made in a privately-held company accounted for under the equity method.

As of December 31, 2014, this investment had a carrying value of $5,951. In the future, we will review this non-marketable equity investment periodically for impairment. No impairments were recognized for the year ended December 31, 2014.

ASV Stock Purchase

On December 19, 2014, the Company closed on the ASV Stock Purchase Agreement entered into between Manitex International, Inc. (the “Company”) and Terex Corporation (“Terex”) on October 29, 2014, pursuant to which the Company purchased 51% of the issued and outstanding shares of ASV Inc. a Grand Rapids, Minnesota-based manufacturer of a broad line of technology leading compact rubber tracked and skid steer loaders and accessories that had been a wholly owned subsidiary of Terex since 2008.

The fair value of the purchase consideration was $94,437 in total as shown below:

Cash	$25,000
Note payable to seller	1,411
Fair value of non-controlling interest in ASV	23,376
Assumption of non-recourse ASV debt	44,650

Total purchase consideration	$94,437

Under the acquisition method of accounting, in accordance ASC 805, Business Combinations, the assets acquired and liabilities assumed are valued based on their estimated fair values as of the date of the acquisition. The Company engaged a valuation expert and a tax advisor to provide guidance and assistance to management which was considered and in part relied upon in completing its purchase price allocation. The excess of the purchase price over the aggregate estimated fair value of net assets acquired was allocated to goodwill. The purchase price allocation is preliminary and is subject to final review of certain inventory, accrual and receivable balances. The following table summarizes the preliminary allocation of the ASV acquisition consideration to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Purchase price allocation:

Cash	$2
Accounts receivable	18,232
Prepaid Expenses	71
Inventory	27,217
Total fixed assets	19,177
Customer relationships	16,000
Trade name and trademarks	7,000
Patented & Unpatented Technology	8,000
Goodwill	26,744
Capitalized Debt Issuance Costs	2,767
Accounts payable	(9,459)
Accrued expenses	(3,975)
Accrued conversion tax	(16,500)
Accrued pension liability	(839)

Net assets acquired	$94,437

Deferred bank fees and expense: Legal and bank fees incurred related to establishing term debt and revolving credit financing for ASV as part of the acquisition transaction. Manitex executed a note payable in the amount of $1,594 in connection with the transaction. The note was to reimburse Terex for Manitex’s share of fees and expenses, including $1,411 of fees related to new financing at ASV.

Noncontrolling interest in ASV: Fair value of Terex 49% share of ASV equity calculated by grossing up the fair value of the controlling interest purchased by the Company to a 100% value, then deducting the $26,411 paid for the majority interest. Subsequently an adjustment for an implied minority discount of $2,000 (approximately 8%) was applied against initial calculation.

Non-recourse ASV debt: In connection with the transaction, ASV entered into a $40,000, five year Term debt facility and a $35,000 revolving credit facility. At the date of acquisition, ASV had fully drawn funds on the Term debt, $40,000, and had drawn $4,650 on the revolving credit facility.

Under the acquisition method of accounting, the total consideration is allocated to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition as shown below.

Tangible assets and liabilities: The tangible assets and liabilities were valued at their respective carrying values by ASV, except for certain adjustments necessary to state such amounts at their estimated fair values at acquisition date. Fair market adjustments to fixed assets and inventory of $4,390 were recorded.

Intangible assets: There are three fundamental methods applied to value intangible assets outlined in FASB ASC 820. These methods include the Cost Approach, the Market Approach, and the Income Approach. Each of these valuation approaches was considered in our estimation of value.

Trade names and trademarks, patented and unpatented technology: Valued using the Relief from Royalty method, a form of both the Market Approach and the Income Approach. Because the Company has established trade names and trademarks and has developed patented and unpatented technology, we estimated the benefit of ownership as the relief from the royalty expense that would need to be incurred in absence of ownership.

Customer relationships: Because there is a specific earnings stream that can be associated with customer relationships, we determined the fair value of these relationships based on the excess earnings method, a form of the Income Approach.

Goodwill: Goodwill represents the excess of total consideration paid and the fair value of net assets acquired. The recognition of goodwill of $26,744 reflects the inherent value in the ASV reputation, which has been built since being founded in 1983 and the prospects for significant future earnings.

For income tax purposes, intangible assets and goodwill will be amortized and will result in future tax deductions.

Accrued conversion tax: In connection with the acquisition, the Board of Directors of ASV, Inc. agreed a Plan of Conversion to convert ASV, Inc., a corporation into a Minnesota limited liability company. Under the plan, all of the issued and outstanding shares of ASV, Inc. were cancelled and an equal number of limited liability company membership interests were issued to the members of ASV LLC, on a one-for-one basis. In connection with the conversion, ASV will have a taxable gain.

Acquisition transaction costs: Cost and expenses related to the acquisition have been expensed as incurred and recorded in selling, general and administrative expenses. The Company incurred fees of $100 for legal services, $750 for acquisition related bonus payments, $325 for accounting services in connection with the prior year audit of ASV financial statements and $40 for Valuation services.

The results of the acquired ASV operations have been included in our consolidated statement of operations since the acquisition date. ASV is being treated as its own segment for segment reporting purposes.

The following unaudited pro forma information assumes the acquisition of ASV occurred on January 1, 2013. The unaudited pro forma results have been prepared for informational purposes only and do not purport to represent the results of operations that would have been had the acquisition occurred as of the date indicated, nor of future results of operations. The unaudited pro forma results for the year ended December 31, 2014 and 2013 are as follows (in thousands, except per share data):

	Year Ended December 31, 2014	Year Ended December 31, 2013
Net revenues	$393,583	$383,315
Net income attributable to shareholders of Manitex International, Inc	$6,397	$7,731
Income per share:
Basic	$0.43	$0.56
Diluted	$0.43	$0.56
Weighted average common shares outstanding:
Basic	14,929,912	13,779,361
Diluted	14,976,012	13,825,731

Pro Forma Adjustment Note

For 2014, the following pro forma adjustments were made:

•

Pro forma adjustments to account for the difference between historical depreciation and depreciation calculated using the fair market value of the fixed assets acquired and the current useful lives and to reverse the write-off of the fair market inventory write-up, increased expense $80 and decreased expense $21, respectively.

•

A pro forma adjustment was made to account for the difference between historical amortization and amortization calculated using the fair market value of intangible assets, excluding goodwill, and the current useful lives, which reduced expense by $5,254.

•

Pro forma adjustments were made to record interest expense and associated amortization of deferred banking fees (1)on the term loan and the line of credit recorded at ASV, (2) on the $7,500 convertible and (3) on the $5,000 increase in the Company’s revolving lines of credit used to finance the acquisition. The effect was to increase expense by $5,723.

•

Pro forma adjustments were made to remove expenses directly associated with the acquisition including accounting, legal and consulting fees for which recorded in 2013 as result of pro forma adjustment. The effect was to increase income by $1,326.

•

Pro forma adjustments were made to reverse ASV historical tax benefit as the ASV was converted to an LLC, record the tax impact on Manitex’s pro forma adjustments, and to record a tax provision on Mantiex’s share of ASV earnings. The net effect was to increase income tax expense by $1,111.

•	A Pro forma adjustment was made to increase both basic and diluted shares outstanding by 1,071,723 to reflect the shares issued to Terex for the period between January 1 and December 19, 2014.

For 2013, the following pro forma adjustments were made:

•

Pro forma adjustments to account for the difference between historical depreciation and depreciation calculated using the fair market value of the fixed assets acquired and the current useful lives and to write off the fair market inventory write-up increased expense $372 and $260, respectively.

•

A pro forma adjustment was made to account for the difference between historical amortization and amortization calculated using the fair market value of intangible assets, excluding goodwill, and the current useful lives, which reduced expense by $5,478.

•

Pro forma adjustments were made to record interest expense and associated amortization of deferred banking fees (1) on the term loan and the line of credit recorded at ASV, (2) on the $7,500 convertible and (3) on the $5,000 increase in the Company’s revolving lines of credit used to finance the acquisition. The effect was to increase expense by $6,315.

•	Pro forma adjustments were made to record expenses directly associated with the acquisition including accounting, legal and consulting fees, which increased expense by $1,705.

•

Pro forma adjustments were made to reverse ASV historical tax benefit as the ASV was converted to an LLC, record the tax impact on Manitex’s pro forma adjustments, and to record a tax provision on Mantiex’s share of ASV earnings. The net effect was to decrease income tax expense by $309.

•	A Pro forma adjustment was made to increase both basic and diluted shares outstanding by 1,108,156 to reflect the shares issued to Terex.

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

The consideration for the Purchase consisted of a note payable to Seller for $170 on (the “Note”) with principal payments of $85 on December 31, 2015 and 2016 and annual interest of 5% and contingent consideration of up to $1,000. The fair value of the purchase consideration was as follows:

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

Purchase price allocation:

Accounts receivable	$1,148
Receivable due from seller	233
Inventory	1,482
Total fixed assets	1,431
Non-competition agreements	50
Customer relationships	5,200
Trade name and trademarks	1,200
Goodwill	4,740
Accounts payable	(730)
Accrued expenses	(140)
Customer deposits	(467)
Debt and Capital lease obligations	(147)

Net assets acquired	$14,000

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

The following table contains information regarding warrants for the year ended December 31, 2012:

	2012
	Warrants	Price per Share
Outstanding on January 1	105,000	$7.18
Exercised	(105,000)	$7.18

Outstanding on December 31	$—

During 2014 and 2013, the Company had no issued or outstanding warrants.

Stock Issuance

Sabre acquisition shares

On August 19, 2013, the Company issued 87,928 shares of common stock. The shares which were part of the consideration paid to the seller in connection with the purchase of the Sabre assets. See Note 19.

Shares issued to Terex Corporation

On December 19, 2014, pursuant to the terms of the Securities Purchase Agreement, the Company issued 1,108,156 shares of Company’s common stock and received $12,500 of cash.

Stock issued to employees and Directors

The Company issued shares of common stock to employees and Directors at various times in 2014, 2013 and 2012 as restricted stock units issued under the Company’s 2004 Incentive Plan vested. Upon issuance entries were recorded to increase common stock and decrease paid in capital for the amounts shown below. The following is a summary of stock issuances that occurred during the three year period:

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
March 6, 2014	Directors	6,600	$106
March 6, 2014	Employees	14,292	229
June 5, 2014	Employees	749	8
December 31, 2014	Employees	38,005	406
December 31, 2014	Directors	20,615	257

		80,261	$1,006

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
March 8, 2013	Directors	6,600	$69
March 8, 2013	Employees	20,836	$219
September 12, 2013	Directors	1,667	19
December 31, 2013	Directors	17,400	151
December 31, 2013	Employees	23,403	167

		69,906	$625

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
March 21, 2012	Employees	12,051	$94
March 21, 2012	Directors	6,600	52
December 31, 2012	Directors	11,700	80

		30,351	$226

Additionally, on October 3, 2012, the Company issued 29,112 shares to an executive officer. The executive officer was assigned the rights to receive the shares which had a value of $200 pursuant to a purchase agreement between SL and the Company.

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

Stock offerings

September 30, 2013 offering

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

July 17, 2012 offering

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

Stock Repurchase

The Company purchased shares of Common Stock at various times from certain employees at the closing price on date of purchase. The stock was purchased from the employees to satisfy employees’ withholding tax obligations related to stock issuances described above. The following is a summary of common stock purchased during 2014 and 2013 (no stock purchases occurred in 2012):

Date of Purchase	Shares Purchased	Closing Price on Date of Purchase
June 5, 2014	392	$16.75
December 31, 2014	8,461	$12.71

	8,853

December 31, 2013	4,414	$15.88

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

The Company awarded under the Amended and Restated 2004 Equity Incentive Plan a total of 34,292; 114,821; and 135,001 restricted stock units to employees and directors during 2014, 2013 and 2012, respectively. The restricted stock units are subject to the same conditions as the restricted stock awards except the restricted stock units will not have voting rights and the common stock will not be issued until the vesting criteria are satisfied.

Compensation expense in 2014, 2013 and 2012 includes $875, $445 and $132 related to restricted stock units, respectively. Compensation expense related to restricted stock units will be $701, $360 and $0 for 2015, 2016 and 2017, respectively.

The following is a summary of restricted stock units that were awarded during 2014, 2013 and 2012:

2014 Grants	Vesting Date	Number of Restricted Stock Units	Closing Price on Date of Grant	Value of Restricted Stock Units Issued
March 6, 2014	March 6, 2014 20,892 units; December 31, 2014 6,600 units; December 31, 2015 6,800 units	34,292	$15.99	$548

		34,292		$548

2013 Grants	Vesting Date	Number of Restricted Stock Units	Closing Price on Date of Grant	Value of Restricted Stock Units Issued
March 8, 2013	March 8, 2013 27,436 units; December 31, 2013 6,600 units; December 31, 2014 6,800 units	40,836	$10.51	$429
June 5, 2013	June 5, 2014 1,141 units; June 5, 2015 1,142 units; June 5, 2016 1,142 units	3,425	$10.45	$36
September 12, 2013	September 21, 2013—1,667 units	1,667	$11.19	$19
December 31, 2013	22,735 units December 31, 2014; 22,735 units December 31, 2015 and 23,423 units December 31, 2016	68,893	$15.88	$1,094

		114,821		$1,578

2012 Grants	Vesting Date	Number of Restricted Stock Units	Closing Price on Date of Grant	Value of Restricted Stock Units Issued
March 21, 2012	March 21, 2012 18,651 units; December 31, 2012 6,600 units; December 31, 2013 6,800 units	32,051	$7.83	$251
December 31, 2012	34,317 units December 31, 2013; 34,317 units December 31, 2014 and 34,316 units December 31, 2015	102,950	$7.14	735

		135,001		$986

The following table contains information regarding restricted stock units for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively:

	Restricted Stock Units
	2014	2013	2012
Outstanding on January 1,	142,851	109,750	5,100
Issued	34,292	114,821	135,001
Vested and issued	(80,261)	(69,906)	(30,351)
Vested—issued and repurchased for income tax withholding	(8,853)	(4,414)	—
Forfeited	(2,645)	(7,400)	—

Outstanding on December 31	85,384	142,851	109,750

Note 21. Recent Accounting Guidance

Recently Adopted Accounting Guidance

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

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period,” (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. ASU 2014-12 is effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. Adoption of this guidance is not expected to have a significant impact on the determination or reporting of the Company’s financial results.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern for a one year period subsequent to the date of the financial statements. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for all entities for the first annual period ending after December 15, 2016 and interim periods thereafter, with early adoption permitted. Adoption of this guidance is not expected to have any impact on the determination or reporting of the Company’s financial results.

Except as noted above, the guidance issued by the FASB during the current year is not expected to have a material effect on the Company’s consolidated financial statements.

Note 22. Transactions between the Company and Related Parties

In the course of conducting its business, the Company has entered into certain related party transactions.

On December 16, 2014, Manitex International, Inc. (the “Company”), BGI USA Inc. (“BGI”), Movedesign SRL and R & S Advisory S.r.l., entered into an operating agreement (the “Operating Agreement”) for Lift Ventures LLC (“Lift Ventures”), a joint venture entity. The purposes for which Lift Ventures is organized are the manufacturing and selling of certain products and components, including the Schaeff line of electric forklifts and certain LiftKing products. Pursuant to the Operating Agreement, the Company was granted a 25% equity stake in the Lift Ventures in exchange for the contribution of certain inventory and a license of certain intellectual property related to the Company’s products. As of December 31, 2014 no transactions occurred since date of acquisition.

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

As of December 31, 2014 the Company had an accounts receivable of $2 and $16 from LiftMaster and SL, respectively and accounts payable of $1, $519 and $1 to BGI, SL and Liftmaster respectively. As of December 31, 2013 the Company had an accounts receivable of $6 and $7 from LiftMaster and SL, respectively and accounts payable of $6, $796 and $0 to BGI, SL and Liftmaster respectively.

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

	2014	2013	2012
Bridgeview Facility (1)	$256	$251	$247
Sales to:
SL Industries, Ltd	6	43	65
LiftMaster (2)	185	10	6

Total Sales	191	53	71
Inventory Purchases from:
SL Industries, Ltd (3)	5,364	5,337	4,592
LiftMaster (2)	1	21	24
BGI	43	165	147

Total Inventory Purchases	$5,408	$5,523	$4,763
Intangible Asset Purchase (3)
SL Industries Ltd	$—	$—	$339

Total Intangible asset Purchase	$—	$—	$339

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

Transactions with Terex

On December 19, 2014, Terex became a related party when the Company and Terex entered into an agreement.

At December 31, 2014, ASV has receivable due from Terex for $8,609 which is shown on the balance on the line titled “accounts receivable from related party”. As part of the agreement Terex retained certain receivables from third party customers. In place of the retained receivable, Terex gave ASV a receivable for a portion of the third party customer receivable retained by Terex. Terex is obligated to pay 50% of this receivable thirty days after closing of the transaction and the remaining balance 60 days after of closing the transaction.

At December 31, 2014, the Company has the following notes payable to Terex:

Note related to Crane and Schaeff acquisition	$500
Note payable related to ASV acquisition	$1,594
Convertible note	$6,611

See Note 11 and Note 13 for additional details regarding the above debt obligations.

Effective December 19, 2014, the Company has entered into a Distribution and Cross Marketing Agreement with Terex Corporation (“Terex”) that sets forth the terms under which ASV will manufacture and sell ASV Products and certain services Terex will provide in assisting in the sales and marketing of ASV products and the costs to be paid by ASV in exchange for such services. The agreement defines dealers and territories and customers that Terex shall have the exclusive right on behalf of ASV to market and sell Terex branded ASV products. The agreement defines the compensation to Terex for its machine sales selling expense and part sales selling expense and general and administrative costs associated with such sales. In addition, for the provision of marketing services, ASV shall pay an annual fee of $250, subject to annual escalation of 3% plus 0.2% of net incremental sales. Unless terminated, the term of the agreement is five years, and the parties may agree to renew for additional one year terms. ASV expensed $90 for marketing services for the period from December 20, 2014 through December 31, 2014.

Effective December 19, 2014 the Company has entered into a Services Agreement with Terex Corporation (“Terex”) that sets forth the terms under which ASV will provide certain services to Terex and its affiliates and Terex will retain access to certain services provided by the Company and the compensation related thereto. The scope of the agreement covers amongst other items, temporary transition services arising from the transfer of majority ownership to Manitex International, third party logistics services for parts fulfilment, warranty and field service and Information Technology services for both transitional and ongoing services. Unless terminated, the term of the agreement is specific to each service provided, and the parties may agree to renew for additional one year terms. ASV expensed $216 for services provided for the period from December 20, 2014 through December 31, 2014.

Note 23. Legal Proceedings and Other Contingencies

The Company is involved in various legal proceedings, including product liability, employment related issues, and workers’ compensation matters which have arisen in the normal course of operations. The Company has product liability insurance with self insurance retention that range from $50 to $500. ASV product liability cases that existed on date of acquisition have a $4,000 self-retention limit.

Certain cases are at a preliminary stage, and it is not possible to estimate the amount or timing of any cost to the Company. However, the Company does not believe that these contingencies, in the aggregate, will have a material adverse effect on the Company. A provisional reserve has been established for the above mentioned liability case. The Company is, however, waiting to receive additional information required to access the value of the liability as of date ASV was acquired. Based on a review of the additional information, the provisional reserve may be adjusted with an offsetting adjustment to goodwill. The adjustment will be made as of the date of the acquisition. At this time, the Company cannot assess what the magnitude of future possible adjustment will be and, therefore, cannot conclude that it will not be material.

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

Additionally beginning on December 31, 2011, the Company’s workmen’s compensation insurance policy has per claim deductible of $250 and aggregates of $1,000, $1,150 and $1,325 for 2012, 2013 and 2014 policy years, respectively. The Company is fully insured for any amount on any individual claim that exceeds the deductible and for any additional amounts of all claims once the aggregate is reached. The Company currently has several workmen compensation claims related to injuries that occurred after December 31, 2011 and therefore are subject to a deductible. The Company does not believe that the contingencies associated with these worker compensation claims in aggregate will have a material adverse effect on the Company. Prior to December 31, 2011, worker compensation claims were fully insured.

On May 5, 2011, Company entered into two separate settlement agreements with two plaintiffs. As of December 31, 2014, the Company has a remaining obligation under the agreements to pay the plaintiffs $1,615 without interest in 17 annual installments of $95 on or before May 22 each year. The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total payment will be charged to interest expense over payment period.

It is reasonably possible that the “Estimated Reserve for Product Liability Claims” may change within the next 12 months. A change in estimate could occur if a case is settled for more or less than anticipated, or if additional information becomes known to the Company.

Note 24. Quarterly Financial Data (Unaudited)

Unaudited Quarterly Financial Data

Summarized quarterly financial data for 2014 and 2013 are as follows (in thousands, except per share amounts).

	2014				2013
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net revenues	$62,576	$68,399	$66,197	$66,909	$59,566	$62,554	$57,521	$65,431
Gross Profit	11,604	13,144	10,915	12,601	10,236	12,260	11,201	12,779
Net income	$1,877	$2,986	$1,768	$472	$1,911	$2,655	$2,621	$2,991
Earnings per Share
Basic	$0.14	$0.22	$0.13	$0.03	$0.16	$0.22	$0.21	$0.22
Diluted	$0.14	$0.22	$0.13	$0.03	$0.16	$0.22	$0.21	$0.22
Shares outstanding
Basic	13,807,312	13,822,383	13,822,918	13,980,142	12,275,759	12,295,879	12,352,266	13,760,918
Diluted	13,840,506	13,874,289	13,873,157	14,029,205	12,307,792	12,337,493	12,403,665	13,821,352

Results for Sabre, Valla, Lift Ventures and ASV are included in the Company’s results from their respective effective dates of acquisition which are August 19, 2013, November 30, 2013, December 16, 2014 and December 20, 2014 respectively.

Note 25. Subsequent Events

Modifications to US and Canadian credit facilities

On January 6, 2015, the Company and Comerica Bank (“Comerica”) and Fifth Third Bank (collectively the “Banks”) entered into Amendment No. 6 to the Credit Agreement (the “Amendment”). The principal modification to the Credit Agreement resulting from the Amendment is the express authorization from the Banks for the Company to enter into the Perella Note Purchase Agreement, which is described below.

On January 9, 2015, the Company together with its U.S. and Canadian subsidiaries amended and restated its existing credit agreement (“Amended Credit Agreement”) with Comerica Bank (“Comerica”) and certain other lenders, who are participants under the credit agreement. The Amended Credit Agreement provides the Company with up to $71,000 of financing (“Financing”) comprised of (a) a $45,000 Senior Secured Revolving Credit Facility to the U.S. Borrowers (“U.S. Revolver”), (b) a new $14,000 Secured Term Loan to the U.S. Borrowers (“Term Loan”) and (c) a $12,000 (or the Canadian dollar equivalent amount) Senior Secured Revolving Credit Facility to the Canadian Borrower (“Canadian Revolver”). The three aforementioned credit facilities each mature on August 19, 2018.

Prior to the credit restatement, the Company had US and Canadian revolving credit facilities of $40,000 and $9,000, respectively.

The Company is also required to comply with certain financial covenants as defined in the Credit Agreement including maintaining (1) a Consolidated Fixed Charge Coverage Ratio of not less than 1.20 to 1.00, (2) a Maximum Senior Secured First Lien North American Debt to Consolidated North American EBITDA Ratio of not more than 3.75 to 1.00, with a step down to 3.50 to 1.00 at December 31, 2015, and a further step down to 2.75 to 1.00 at June 30, 2016, and (3) a Maximum Consolidated North American Debt to Consolidated North American EBITDA Ratio of not more than 5.75 to 1.00, with a step down to 4.50 to 1.00 at December 31, 2015, and a further step down to 3.75 to 1.00 at June 30, 2016.

New convertible note

On January 7, 2015, the Company entered into a Note Purchase Agreement (the “Perella Note Purchase Agreement”) with MI Convert Holdings LLC (which is owned by investment funds constituting part of the Perella Weinberg Partners Asset Based Value Strategy) and Invemed Associates LLC (together, the “Investors”), pursuant to which the Company agreed to issue $15,000 in aggregate principal amount of convertible notes due 2021 (the “Perella Notes”) to the Investors. The Notes are subordinated, carry a 6.50% per annum coupon, and are convertible, at the holder’s option, into shares of Company common stock, based on an initial conversion price of $15.00 per share, subject to customary adjustments. Upon the occurrence of certain fundamental corporate changes, the Perella Notes are redeemable at the option of the holders of the Perella Notes. The Perella Notes are not redeemable at the Company’s option prior to the maturity date, and the payment of principal is subject to acceleration upon an event of default. The issuance of the Perella Notes by the Company was made in reliance upon the exemptions from registration provided by Rule 506 and Section 4(2) of the Securities Act of 1933.

In connection with the issuance of the Perella Notes, on January 7, 2015, the Company entered into a Registration Rights Agreement with the Investors (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company has agreed to register the resale of the shares of common stock issuable upon conversion of the Perella Notes. The Company filed Registration Statement On Form S-3 to register the shares with the Securities and Exchange Commission declared the Registration Statement, which was declared effective on February 23, 2015.

PM Acquisition

As previously disclosed, on July 21, 2014 Manitex International, Inc. (the “Company”) entered into a series of agreements to acquire PM Group S.p.A, (“PM Group”), a manufacturer of truck mounted cranes based in San Cesario sul Panaro, Modena, Italy. On January 15, 2015, the Company’s acquisition of PM Group closed. The aggregate consideration paid by the Company for PM Group was $91 million, which reflects exchange rates in effect at the closing. The consideration consisted of $21 million of cash, the assumption of $60 million of debt, which is non-recourse to the Company and 994,483 shares of Company common stock.

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

Under the supervision of, and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. We have excluded A.S.V., LLC. from our assessment of internal control over financial reporting. A.S.V., LLC is 51% owned subsidiary of Manitex International, Inc. whose total revenues and total assets represent approximately 1% and 40%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014. Based on our evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that these controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

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

Management’s Assessment

Management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO) in Internal Control—Integrated Framework (1992). In connection with such evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2014, has been audited by UHY LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Bonus Awards

On March 13, 2015, the Compensation Committee of the Board of Directors of the Company recommended to the Board of Directors, that certain bonuses be awarded to key Executive Officers of the Company. The discretionary awards were based on the recognition by the Compensation Committee of the superior level of performance and leadership provided by the Executive Officers during 2014, including but not limited to, with respect to the successful completion of the Company’s acquisitions of (i) 51% of A.S.V., Inc. from Terex Corporation, in December 2014, and (ii) PM Group S.p.A., in January 2015. The recommended awards were to the Company’s Chairman and Chief Executive officer, David J. Langevin, in the amount of $401,700, to the Company’s President and Chief Operating Officer, Andrew M Rooke, in the amount of $316,004, to the Company’s President of Manufacturing Operations, Lubomir T Litchev in the amount of $299,936 and to the Company’s Vice President and Chief Financial Officer, David H. Gransee, in the amount of $114,619. The Compensation Committee recommended that fifteen percent of each bonus award be paid in restricted stock awarded under the Company’s 2004 Equity Incentive Plan and that the remainder of the bonus awards be paid in cash. The Board of Directors approved the bonuses recommended by the Compensation Committee.

PART III

Certain information required by Part III is omitted from this Form 10-K as the Company intends to file with the Commission its definitive Proxy Statement for its 2015 Annual Meeting of Shareholders (the “2015 Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2014.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the headings “Nominees to Serve Until the 2016 Annual Meeting,” “Executive Officers of the Company who are not also Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Committee on Directors and Board Governance,” and “Audit Committee” in our 2015 Proxy Statement is incorporated herein by reference.

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

The information under the headings “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” “COMPENSATION DISCUSSION AND ANALYSIS” “EXECUTIVE COMPENSATION,” and “DIRECTOR COMPENSATION” in our 2015 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the headings “Equity Compensation Plan Information” and “PRINCIPAL STOCKHOLDERS” in our 2015 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the headings “Transactions with Related Persons,” “Corporate Governance,” “Compensation Committee,” and “Audit Committee” in our 2015 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the heading “AUDIT COMMITTEE” in our 2015 Proxy Statement is incorporated herein by reference.

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

Dated: March 16, 2015

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

/s/ DAVID J. LANGEVIN David J. Langevin, Chairman and Chief Executive Officer (Principal Executive Officer)	March 16, 2015

/s/ DAVID H. GRANSEE David H. Gransee, Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2015

/s/ RONALD M. CLARK Ronald M. Clark, Director	March 16, 2015

/s/ ROBERT S. GIGLIOTTI Robert S. Gigliotti, Director	March 16, 2015

/s/ FREDERICK B. KNOX Frederick B. Knox, Director	March 16, 2015

/s/ MARVIN B. ROSENBERG Marvin B. Rosenberg, Director	March 16, 2015

/s/ STEPHEN J. TOBER Stephen J. Tober, Director	March 16, 2015

Exhibit Index

Exhibit No.		Description

2.1

English Summary of Form of Agreement for Sale of Company Division dated June 27, 2011 between C.V.S. Costruzione Veicoli Speciali S.p.A. and CVS Ferrari srl (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K/A filed on August 8, 2011).

2.2

Stock Purchase Agreement, dated October 29, 2014, between Manitex International, Inc. and Terex Corporation (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on November 3, 2014).

2.3

Amendment No. 1, dated December 19, 2014 to Stock Purchase Agreement, dated October 29, 2014, between Manitex International, Inc. and Terex Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on December 23, 2014).

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

4.3

Subordinated Convertible Promissory Note, dated as of December 19, 2014, between Manitex International, Inc. and Terex Corporation (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 23, 2014).

10.1	*

Employment Agreement, dated December 12, 2012, between Manitex International, Inc. and David J. Langevin (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-k filed on December 17, 2012).

10.2	*

Employment Agreement, dated December 12, 2012, between Manitex International, Inc. and Andrew M. Rooke (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-k filed on December 17, 2012).

10.3	*

Employment Agreement, dated December 12, 2012, between Manitex International, Inc. and Lubomir T. Litchev (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-k filed on December 17, 2012).

10.4	*

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

10.9	Lease Agreement, dated May 26, 2010, between Manitex International, Inc. and KB Building, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 28, 2010).

10.9(a)	Lease Amendment, dated June 6, 2014 between Manitex International, Inc. and KB Building, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 6, 2014)

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

Exhibit No.		Description

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

10.28	(a)

Second Amendment, dated as of November 26, 2013, to the Credit Agreement, dated as of August 19, 2013 by and among Manitex International, Inc. and certain of its subsidiaries, and Comerica Bank and certain other lenders (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 9, 2014).

10.28	(b)

Amendment No. 3 to Credit Agreement dated as of April 16, 2014 by and among Manitex International, Inc., Manitex, Inc., Manitex Sabre, Inc., Badger Equipment Company and Manitex Load King, Inc. as the U.S. Borrowers, Manitex Liftking ULC, as the Canadian Borrower, The Other Persons Party hereto that are designed as Lenders, Comerica Bank, a U.S. Lender, a US Issuing Lender, the U.S. Swing Line Lender and as U.S. Agent, Comerica as a Canadian Lender, a Canadian Issuing Lender and the Canadian Swing Line Lender and as Canadian Agent, Fifth Third Bank, as a US Lender and HSBC Bank USA, N.A., as a US Lender (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 7, 2014).

10.28	(c)

Amendment No. 4 to Credit Agreement dated as of July 21, 2014 by and among Manitex International, Inc., Manitex, Inc., Manitex Sabre, Inc., Badger Equipment Company and Manitex Load King, Inc. as the U.S. Borrowers, Manitex Liftking ULC, as the Canadian Borrower, The Other Persons Party hereto that are designed as Lenders, Comerica Bank, a U.S. Lender, a US

Exhibit No.		Description

Issuing Lender, the U.S. Swing Line Lender and as U.S. Agent, Comerica as a Canadian Lender, a Canadian Issuing Lender and the Canadian Swing Line Lender and as Canadian Agent, Fifth Third Bank, as a US Lender and HSBC Bank USA, N.A., as a US Lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 25, 2014)

10.28	(d)

Amendment No. 5 to Credit Agreement dated as of December 19, 2014 by and among Manitex International, Inc., Manitex, Inc., Manitex Sabre, Inc., Badger Equipment Company and Manitex Load King, Inc. as the U.S. Borrowers, Manitex Liftking ULC, as the Canadian Borrower, The Other Persons Party hereto that are designed as Lenders, Comerica Bank, a U.S. Lender, a US Issuing Lender, the U.S. Swing Line Lender and as U.S. Agent, Comerica as a Canadian Lender, a Canadian Issuing Lender and the Canadian Swing Line Lender and as Canadian Agent, Fifth Third Bank, as a US Lender and HSBC Bank USA, N.A., as a US Lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 23, 2014)

10.29

Second Amended and Restated Letter Agreement between Manitex Liftking, ULC and Comerica Bank dated November 13, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 14, 2013).

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

10.72

Investment Agreement, dated July 21, 2014, between Manitex International, Inc., IPEF III Holdings n° 11 S.A and Columna Holdings Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 25, 2014).

10.73

Debt Assignment Agreements, dated July 21, 2014, between Manitex International, Inc. and Banca Popolare del’Emilia Romagna S.C. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 25, 2014).

10.74

Debt Assignment Agreements, dated July 21, 2014, between Manitex International, Inc. and Unicredit S.P.A. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 25, 2014).

10.75

Option Agreement, dated July 21, 2014, by and between Manitex International, Inc. and Banca Popolare del’Emilia Romagna S.C. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 25, 2014).

10.76		Commitment Letter dated July 21, 2014 the Company and PM Group (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on July 25, 2014).

10.77

Common Stock and Convertible Debenture Purchase Agreement, dated October 29, 2014, between Manitex International, Inc. and Terex Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 3, 2014).

10.78

Credit Agreement, dated as of December 19, 2014 among ASV, the Loan Parties party thereto and Garrison Loan Agency Services LLC, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 23, 2014).

10.79

Credit Agreement, dated as of December 19, 2014 among ASV, the Loan Parties party thereto, the Lenders party thereto and JPMorgan Chase bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 23, 2014).

21.1	(1)	Subsidiaries of the Company.

23.1	(1)	Consent of UHY LLP.

Exhibit No.		Description

24.1	(1)	Power of Attorney (included on signature page).

31.1	(1)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	(1)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	(1)	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350.

101	(1)

The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the fiscal years ended December 31, 2014, 2013 and 2012, (ii) Consolidated Balance Sheets as of December 31, 2014 and 2013, (iii) Consolidated Statements of Shareholders Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Denotes a management contract or compensatory plan or arrangement.

(1)	Filed herewith.