Form 10-Q
period 2015-03-31
Manitex International, Inc.
filed 2015-05-11
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of the registrant’s common stock, no par, outstanding at May 7, 2015 was 16,013,845

MANITEX INTERNATIONAL, INC.

FORM 10-Q INDEX

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	Unaudited	Unaudited
ASSETS
Current assets
Cash	$5,578	$4,370
Trade receivables (net)	85,335	60,855
Accounts receivable from related party	586	8,609
Other receivables	3,356	243
Inventory (net)	120,487	97,182
Deferred tax asset	1,324	1,325
Prepaid expense and other	6,853	1,733

Total current assets	223,519	174,317

Total fixed assets (net)	44,281	28,846
Intangible assets (net)	76.060	51,922
Deferred tax asset	10,974	2,081
Goodwill	76,546	48,944
Other long-term assets	6,325	4,176
Non-marketable equity investment	5,912	5,951

Total assets	$443,617	$316,237

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable—short term	$36,669	$11,499
Revolving credit facilities	1,255	2,798
Current portion of capital lease obligations	1,746	1,631
Accounts payable	57,879	36,006
Accounts payable related parties	2,859	503
Income tax payable on conversion of ASV	—	16,500
Accrued expenses	21,006	13,117
Other current liabilities	3,167	2,407

Total current liabilities	124,581	84,461

Long-term liabilities
Revolving term credit facilities	52,360	46,457
Notes payable	85,157	40,588
Capital lease obligations	2,237	2,710
Convertible note-related party	6,641	6,611
Convertible note	14,310	—
Deferred gain on sale of building	1,172	1,268
Deferred tax liability	16,840	4,163
Other long-term liabilities	5,133	1,973

Total long-term liabilities	183,850	103,770

Total liabilities	308,431	188,231

Commitments and contingencies
Shareholders’ equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at March 31, 2015 and December 31, 2014	—	—
Common Stock—no par value 20,000,000 shares authorized, 16,013,845 and 14,989,694 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	92,453	82,040
Paid in capital	2,530	1,789
Retained earnings	21,736	21,960
Accumulated other comprehensive income	(5,066)	(1,023)

Equity attributable to shareholders of Manitex International, Inc.	111,653	104,766
Equity attributable to noncontrolling interest	23,533	23,240

Total Equity	135,186	128,006

Total liabilities and shareholders’ equity	$443,617	$316,237

The accompanying notes are an integral part of these financial statements.

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for share and per share data)

	Three Months Ended March 31,
	2015	2014
	Unaudited	Unaudited
Net revenues	$105,882	$62,576
Cost of sales	85,569	50,972

Gross profit	20,313	11,604
Operating expenses
Research and development costs	1,216	720
Selling, general and administrative expenses	16,955	7,273

Total operating expenses	18,171	7,993

Operating income	2,142	3,611
Other income (expense)
Interest expense	(2,934)	(805)
Foreign currency transaction gains (losses)	945	(11)
Other (expense)	(10)	(13)

Total other Income (expense)	(1,999)	(829)

Income before income taxes and loss in non-marketable equity interest	143	2,782
Income tax	34	905
Loss in non-marketable equity interest, net of taxes	(39)	—

Net income	$70	$1,877
Net income attributable to noncontrolling interest	(294)	—

Net (loss) income attributable to shareholders of Manitex International, Inc.	$(224)	$1,877

Earnings Per Share
Basic	$(0.01)	$0.14
Diluted	$(0.01)	$0.14
Weighted average common shares outstanding
Basic	15,836,423	13,807,312
Diluted	15,836,423	13,840,506

The accompanying notes are an integral part of these financial statements.

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Three Months Ended March 31,
	2015	2014
	Unaudited	Unaudited
Net income	$70	$1,877
Other comprehensive income (loss)
Foreign currency translation adjustments	(4,043)	(291)
Derivative instrument fair market value adjustment—net of income taxes	—	7

Total other comprehensive loss	(4,043)	(284)

Comprehensive (loss) income	(3,973)	1,593
Comprehensive income attributable to noncontrolling interest	(294)	—

Total comprehensive (loss) income attributable to shareholders of Manitex International, Inc.	$(4,267)	$1,593

The accompanying notes are an integral part of these financial statements.

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2015	2014
	Unaudited	Unaudited
Cash flows from operating activities:
Net income	$70	$1,877
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	2,900	1,111
Changes in allowances for doubtful accounts	82	(7)
Changes in inventory reserves	14	(99)
Deferred income taxes	(85)	1
Amortization of deferred financing cost	324	56
Amortization of debt discount	180	—
Loss on earning in non-marketable equity interest	39	—
Stock based compensation	573	513
Gain on disposal of assets	(8)	—
Reserves for uncertain tax provisions	4	5
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	1,498	(5,639)
(Increase) decrease in accounts receivable finance	—	53
(Increase) decrease in inventory	(3,255)	(2,747)
(Increase) decrease in prepaid expenses	(3,231)	(193)
(Increase) decrease in other assets	(27)	—
Increase (decrease) in accounts payable	1,853	2,614
Increase (decrease) in accrued expense	95	(1,888)
Increase (decrease) in income tax payable on ASV conversion	(16,500)	—
Increase (decrease) in other current liabilities	128	642
Increase (decrease) in other long-term liabilities	(35)	—

Net cash used for operating activities	(15,381)	(3,701)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(18,991)	—
Proceeds for the sale of fixed assets	11	—
Purchase of property and equipment	(532)	(126)

Net cash used for investing activities	(19,512)	(126)

Cash flows from financing activities:
Borrowing (Repayments) on revolving term credit facilities	5,313	(1,773)
Net borrowings on working capital facilities	3,177	780
New borrowing—convertible note	15,000	—
New borrowing—term loan	14,000	—
New borrowings—other	4,323	677
Bank fees and cost related to new financing	(1,089)	—
Note payments	(3,147)	(483)
Payments on capital lease obligations	(358)	(348)

Net cash provided by (used for) financing activities	37,219	(1,147)

Net increase (decrease) in cash and cash equivalents	2,326	(4,974)
Effect of exchange rate change on cash	(1,118)	(67)
Cash and cash equivalents at the beginning of the year	4,370	6,091

Cash and cash equivalents at end of period	$5,578	$1,050

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

CVS Ferrari, srl (“CVS”) designs and manufactures a range of reach stackers and associated lifting equipment for the global container handling market that are sold through a broad dealer network. On November 30, 2013, CVS acquired the assets of Valla SpA (“Valla”) located in Piacenza, Italy. Valla offers a full range of precision pick and carry cranes ranging in size from 2 to 90 tons, using electric, diesel, and hybrid power options. Its cranes offer wheeled or tracked, and fixed or swing boom configurations, with special applications designed specifically to meet the needs of its customers.

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

PM’s financial results are included in the Company’s consolidated results beginning on January 15, 2015.

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

Equipment Distribution Segment

The Equipment Distribution segment comprises the operations of Crane & Machinery (“C&M”), a division of Manitex International, Inc. The segment markets products used primarily for infrastructure development and commercial construction applications that include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance. C&M is a distributor of Terex rough terrain and truck cranes, and supplies repair parts for a wide variety of medium to heavy duty construction equipment and sells domestically and internationally, predominately to end users, including the rental market. It also provides crane equipment repair services in the Chicago area. C&M uses the trade name, North American Equipment Exchange to market previously-owned construction and heavy equipment, both domestically and internationally and provides a wide range of used lifting and construction equipment of various ages and condition, and also has the capability to refurbish equipment to the customers’ specification. The Equipment Distribution segment operates as the North American sales organization for our Italian based Valla pick and carry crane products.

2. Basis of Presentation

The accompanying consolidated financial statements, included herein, have been prepared by the Company without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed) necessary for a fair presentation of the Company’s financial position as of March 31, 2015, and results of its operations and cash flows for the periods presented. The consolidated balances as of December 31, 2014 were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the year.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amounts the Company’s customers are invoiced and do not bear interest. Accounts Receivable is reduced by an allowance for amounts that may become uncollectible in the future. The Company’s estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where the Company has information that the customer may have an inability to meet its financial obligations. The Company had allowances for doubtful accounts of $482 and $458 at March 31, 2015 and December 31, 2014, respectively.

Inventory Valuation

Inventory consists of stock materials and equipment stated at the lower of cost or market (first in, first out). All equipment classified as inventory is available for sale. The Company records excess and obsolete inventory reserves. The estimated reserve is based upon specific identification of excess or obsolete inventories. Selling, general and administrative expenses are expensed as incurred and are not capitalized as a component of inventory.

Accrued Warranties

Warranty costs are accrued at the time revenue is recognized. The Company’s products are typically sold with a warranty covering defects that arise during a fixed period of time. The specific warranty offered is a function of customer expectations and competitive forces. The Equipment Distribution segment does not accrue for warranty costs at the time of sales, as they are reimbursed by the manufacturers for any warranty that they provide to their customers.

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

Revenue Recognition

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

Interest Rate Swap Contracts

The Company enters into derivative instruments to manage its exposure to interest rate risk related to certain foreign term loans. Derivatives are initially recognized at fair value at the date the contract is entered into and are subsequently remeasured to their fair value at the end of each reporting period. The resulting gain or loss is recognized in current earnings immediately unless the derivative is designated and effective as a hedging instrument, in which case the effective portion of the gain or loss is recognized and is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedging instrument affects earnings (date of sale). As part of the acquisition of PM Group, which was acquired on January 15, 2015, the Company acquired interest rate swap contracts, which manage the exposure to interest rate risk related to term loans with certain financial institutions in Italy. These contracts have been determined not to be hedge instruments under ASC 815-10. Further details of derivative financial instruments are disclosed in Notes 4 and 5.

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

ASV, PM Group and Columbia Tank results are included in the Company’s results from their respective dates of acquisition of December 19, 2014, January 15, 2015 and March 13, 2015.

Reclassification

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation.

3. Acquisitions and Investments

PM Group

On July 21, 2014 Manitex International, Inc. (the “Company”) entered into a series of agreements to acquire PM Group S.p.A, (“PM Group”), a manufacturer of truck mounted cranes based in San Cesario sul Panaro, Modena, Italy. On January 15, 2015, the Company’s acquisition of PM Group closed.

The fair value of the purchase consideration is shown below:

Cash	€17,142	$20,312
994,483 shares of Minitel International, Inc.	8,710	10,124

Total purchase consideration	€25,852	$30,436

Under the acquisition method of accounting, in accordance ASC 805, Business Combinations, the assets acquired and liabilities assumed are valued based on their estimated fair values as of the date of the acquisition. The Company engaged a valuation expert and a tax advisor to provide guidance and assistance to management which was considered and in part relied upon in completing its purchase price allocation. The excess of the purchase price over the aggregate estimated fair value of net assets acquired was allocated to goodwill. The purchase price allocation is preliminary and the entire allocation is subject to a final review, including but not limited to the accounts receivable, inventory, intangible assets and accruals. The following table summarizes the preliminary allocation of the PM acquisition consideration to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Purchase price allocation:

Cash invested in PM	€1,481	$1,721
Trade receivables	19,057	22,454
Inventory	20,088	23,668
Prepaid Expenses	1,825	2,150
Other receivables	1,921	2,263
Total fixed assets	14,674	17,290
Customer relationships	10,841	12,773
Trade name and trademarks	5,850	6,893
Patented & Unpatented Technology	7,657	9,022
Goodwill	26,001	30,636
Deferred net tax assets	8,190	9,650
Other long term assets	1,267	1,493
Accounts payable	(21,907)	(25,812)
Accrued expenses and accruals	(7,658)	(9,023)
Other current liabilities	(757)	(892)
Deferred tax liability	(11,595)	(13,662)
Other long-term liabilities	(2,973)	(3,503)
Assumed non-recourse debt	(48,110)	(56,685)

Net assets acquired	€25,852	$30,436

Contingent Liability. In accordance with ASC 805, the acquirer is to recognize the acquisition date fair value of contingent liability. The Company entered into an Option Agreement with one of the PM Group senior banks under which the bank will sell to the Company PM debt with a face value of €5,000. Under the Option Agreement, the bank shall receive €2,500 if PM has 2017 EBITDA, as defined in the agreement, of between €14,500 and €16,500, and €5,000 if 2017 EBITDA exceeds €16,500. If 2017 EBITDA, as defined in the agreement, is less than €14,500, the bank is to sell the debt to the Company for €0.001. Given the disparity between the EBITDA threshold and the Company’s projected financial results, it was determined that a Monte Carlo simulation analysis was appropriate to determine the fair value of contingent consideration. It was determined that the probability weighted average payment is €1,093 or $1,270. Based thereon, we determined the fair value of the contingent liability to be €1,093 or $1,270. This amount is included in other long-term liabilities in the above table.

Non-recourse PM debt: Under the transaction, the PM remains obligated for the following debt:

Term debt—interest bearing	€23,221	$27,359
Term debt—non-interest bearing	10,289	12,123
Fair market adjustment for non-interest bearing debt	(1,460)	(1,720)
Working capital borrowing	14,340	16,896
Interest rate swap derivative contract	1,720	2,027

Total assumed non-recourse debt	€48,110	$56,685

Non-interest bearing debt. In connection with the acquisition, the Company assumed non-interest bearing debt of €10,289. The fair value of the non-interest bearing debt was determined to be €8,829 or $10,403. The fair value of the non-interest bearing debt was calculated to equal the present value of future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of 5.24% was determined to be the appropriate rate following an assessment of the risk inherent in the debt issued and the market rate for debt of this nature using corporate credit ratings.

The interest rate swap derivative was valued at its fair value, which is based on quotes from a financial institution.

Tangible assets and liabilities: The tangible assets and liabilities were valued at their respective carrying values by PM, except for certain adjustments necessary to state such amounts at their estimated fair values at the acquisition date. Significant fair market adjustments were made to decrease inventory by €771 and to decrease fixed assets by €3,647.

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

Goodwill: Goodwill represents the excess of total consideration paid and the fair value of net assets acquired. The recognition of goodwill of $30,636 reflects the inherent value in the PM reputation, which has been built since being founded in 1959 and the prospects for significant future earnings.

Acquisition transaction costs: Cost and expenses related to the acquisition have been expensed as incurred and recorded in selling, general and administrative expenses. The Company incurred fees of $185 for legal services, $750 for acquisition related bonus payments, $347 for accounting services in connection with the prior year audit of PM financial statements and $206 for other costs related to the acquisition.

The results of the acquired PM operations have been included in our consolidated statement of operations since the acquisition date. PM is included in the Lifting segment for segment reporting purposes.

The following unaudited pro forma information assumes the acquisition of PM occurred on January 1, 2014. The unaudited pro forma results have been prepared for informational purposes only and do not purport to represent the results of operations that would have been had the acquisition occurred as of the date indicated, nor of future results of operations. The unaudited pro forma results for the three months ended March 31, 2015 and 2014 are as follows (in thousands, except per share data):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net revenues	$108,181	$84,102

Net income attributable to shareholders of Manitex International, Inc.	$27	$(906)

Income per share:
Basic	$0.00	$(0.06)
Diluted	$0.00	$(0.06)
Weighted average common shares outstanding:
Basic	16,002,170	14,801,795
Diluted	16,002,170	14,801,795

Pro Forma Adjustment Note

The following table summarizes the pro forma adjustment that modify historical results:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	Dr.(CR.)

Record interest expense on Manitex debt issued in connection with the acquisition	$33	$497
Transfer transaction costs incurred between periods	(1,060)	1,060
Eliminate impact of capitalizing Research and Development by PM	(45)	68
Adjust depreciation to reflect fair values and current lives	(11)	(110)
Adjust amortization to reflect fair value on intangible assets and current lives	90	553
Eliminate historic interest expense on debt forgiven or converted to non-interest debt	(14)	(502)
Record amortization of debt discount on non-interest bearing debt	27	179
Transfer amortization of inventory step up between periods	(730)	820
Eliminate profit on debt restructuring (this was not a taxable event)	6,298	—
Record income tax impact on the above pro forma adjustments	574	(861)

Columbia Tanks

On March 12, 2015 the Company’s subsidiary, Manitex Sabre, entered into an inventory purchase agreement and an equipment purchase agreement, with Columbia Tanks LLC, an Indiana company and J.F. Henry, the “Member”, for the purchase of inventory and used manufacturing equipment. In a separate agreement with F.H. Associates, the Company entered into a three year lease of a 99,000 square feet manufacturing facility at an annual rent commencing at $240 per annum. The lease is renewable after three years at the Company’s option.

The purchase price allocation is preliminary and the balance is subject to a final review of inventory, equipment and intangible assets.

The fair value of the purchase consideration was $1,214 in total as shown below:

Cash	$400
Seller notes	814

Total purchase consideration	$1,214

Seller Note. In connection with the inventory and equipment purchases, the Company issued two non-interest bearing notes for $450 and $390 that mature on August 31, 2016 and May 31, 2016. The fair value of Inventory Note and the Equipment Note was determined to be $436 and $378. The fair value of the notes was calculated to equal the present value of future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of 4.0% was determined to be the appropriate rate following an assessment of the risk inherent in the debt issued and the market rate for debt of this nature using corporate credit ratings.

Under the acquisition method of accounting, in accordance ASC 805, Business Combinations, the assets acquired and liabilities assumed are valued based on their estimated fair values as of the date of the acquisition. The purchase price allocation is preliminary and is subject to final review of inventory, fixed assets and related intangibles.

The following table summarizes the allocation of the Columbia acquisition consideration to the fair value of the assets acquired:

Purchase price allocation:

Inventory	$686
Equipment	528

$1,214

Tangible and Intangible Assets and Liabilities: The tangible assets were valued at their respective purchase price. Management has preliminarily determined that amount paid to acquire the assets approximates the fair value of the assets acquired.

Pro forma information is not included as Columbia Tanks’ amounts are insignificant.

Lift Ventures, LLC

On December 16, 2014, Manitex International, Inc. (the “Company”), BGI USA Inc. (“BGI”), Movedesign SRL and R & S Advisory S.r.l., entered into an operating agreement (the “Operating Agreement”) for Lift Ventures LLC (“Lift Ventures”), a joint venture entity. The purposes for which Lift Ventures is organized are the manufacturing and selling of certain products and components, including the Schaeff line of electric forklifts and certain LiftKing products. Pursuant to the Operating Agreement, the Company was granted a 25% equity stake in Lift Ventures in exchange for the contribution of inventory totaling $5,951 and a license of certain intellectual property related to the Company’s products

This investment is a non-marketable equity investment made in a privately-held company accounted for under the equity method.

At date of acquisition, this investment had a carrying value of $5,951. The Company will test this non-marketable equity investment when events or circumstances exists that would be indicative of possible impairment.

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

The fair value of the purchase consideration was $49,787 in total as shown below:

Cash	$25,000
Note payable to seller	1,411
Fair value of non-controlling interest in ASV	23,376

Total purchase consideration	$49,787

Under the acquisition method of accounting, in accordance ASC 805, Business Combinations, the assets acquired and liabilities assumed are valued based on their estimated fair values as of the date of the acquisition. The excess of the purchase price over the aggregate estimated fair value of net assets acquired was allocated to goodwill. At December 31, 2014, it was stated that the purchase price allocation was preliminary and was subject to final review of certain inventory, accrual and receivable balances. During the current quarter, the purchase price allocation was adjusted. As a result accrued expenses increased by $114 and goodwill increased by $114. The components of this adjustment are non-cash items and, therefore, are not included in the Statement of Cash Flows for the period ended December 31, 2014. At March 31, 2015, the purchase price allocation continues to be preliminary and is subject to final review of certain certain inventory, accrual and receivable balances.

Additionally, the balance sheet at December 31, 2014 was restated to reflect the above changes to ASV purchase price allocations as follows:

Account	Provisional amount recorded as of December 31, 2014	Adjustment to purchase price allocation	Revised Provisional amount recorded as of December 31, 2014
Goodwill	$26,744	$114	$26,858
Accrued Expenses	(3,975)	(114)	(4,089)

The following table summarizes the preliminary allocation of the ASV acquisition consideration to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Purchase price allocation:

Cash	$2
Accounts receivable	18,232
Prepaid Expenses	71
Inventory	27,217
Total fixed assets	19,177
Customer relationships	16,000
Trade name and trademarks	7,000
Patented & unpatented technology	8,000
Goodwill	26,858
Capitalized debt issuance costs	2,767
Accounts payable	(9,459)
Accrued expenses	(4,089)
Accrued conversion tax	(16,500)
Accrued pension liability	(839)
Assumption of non-recourse ASV debt	(44,650)

Net assets acquired	$49,787

Deferred bank fees and expense: Legal and bank fees incurred related to establishing term debt and revolving credit financing for ASV as part of the acquisition transaction. Manitex executed a note payable in the amount of $1,594 in connection with the transaction. The note was to reimburse Terex for Manitex’s share of fees and expenses, including $1,411 of fees related to new financing at ASV.

Noncontrolling interest in ASV: Fair value of Terex 49% share of ASV equity was calculated by grossing up the fair value of the controlling interest purchased by the Company to a 100% value, then deducting the $26,411 paid for the majority interest. Subsequently an adjustment for an implied minority discount of $2,000 (approximately 8%) was applied against initial calculation.

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

Goodwill: Goodwill represents the excess of total consideration paid and the fair value of net assets acquired. The recognition of goodwill of $26,858 reflects the inherent value in the ASV reputation, which has been built since being founded in 1983 and the prospects for significant future earnings.

For income tax purposes, intangible assets and goodwill will be amortized and will result in future tax deductions.

Accrued conversion tax: In connection with the acquisition, the Board of Directors of ASV, Inc. agreed to a Plan of Conversion to convert ASV, Inc., a corporation into a Minnesota limited liability company. Under the plan, all of the issued and outstanding shares of ASV, Inc. were cancelled and an equal number of limited liability company membership interests were issued to the members of ASV LLC, on a one-for-one basis. In connection with the conversion, ASV will have a taxable gain.

Acquisition transaction costs: Costs and expenses related to the acquisition have been expensed as incurred and recorded in selling, general and administrative expenses. The Company incurred fees of $100 for legal services, $750 for acquisition related bonus payments, $325 for accounting services in connection with the prior year audit of ASV financial statements and $40 for Valuation services.

The results of the acquired ASV operations have been included in our consolidated statement of operations since the acquisition date. ASV is being treated as its own segment for segment reporting purposes.

4. Financial Instruments—Forward Currency Exchange Contracts and Interest Rate Swap Contracts

The following tables set forth the company’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis as of March 31, 2015 and December 31, 2014 by level within the fair value hierarchy. As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is summary of items that the Company measures at fair value on a recurring and nonrecurring basis:

	Fair Value at March 31, 2015
	Level 1	Level 2	Level 3	Total
Asset
Forward currency exchange contracts	$—	$461	$—	$461

Total current assets at fair value	$—	$461	$—	$461

Liabilities:
Forward currency exchange contracts	$—	$306	$—	$306

Interest rate swap contracts	—	1,509	—	1,509
Convertible debt-Perella (see Note 14) (nonrecurring)	—	14,286	—	14,286
PM non-interest bearing debt (nonrecurring)	—	9,483	—	9,483
PM contingent liabilities	—	—	1,174	1,174
Valla contingent consideration	—	—	250	250

Total recurring and nonrecurring long-term liabilities at fair value	$—	$25,584	$1,424	$27,008

	Fair Value at December 31, 2014
	Level 1	Level 2	Level 3	Total
Asset
Forward currency exchange contracts	$—	$268	$—	$268

Total current assets at fair value	$—	$268	$—	$268

Liabilities:
Forward currency exchange contracts	$—	$29	$—	$29
Convertible debt-Terex (see Note 14) (nonrecurring)	—	6,607	—	6,607
Valla contingent consideration	—	—	250	250

Total recurring and nonrecurring long-term liabilities at fair value	$—	$6,639	$250	$6,886

Fair Value Measurements

ASC 820-10 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	—	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	—	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3	—	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

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

Forward Currency Contracts

When the Company’s Canadian subsidiary receives a significant new U.S. dollar order, management will evaluate different options that may be available to mitigate future currency exchange risks. The decision to hedge future sales is not automatic and is decided case by case. The Company will only use hedge instruments to hedge firm existing sales orders and not estimated exposure, when management determines that exchange risks exceeds desired risk tolerance levels. The forward currency contracts used to hedge future sales are designated as cash flow hedges under ASC 815-10 provided certain criteria’s are met.

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

As required, forward currency contracts are recognized as an asset or liability at fair value on the Company’s Consolidated Balance Sheet. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (date of sale). Gains or losses on cash flow hedges when recognized into income are included in net revenues. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The Company expects minimal ineffectiveness as the Company has hedged only firm sales orders and has not hedged estimated exposures. As of March 31, 2015, the Company had no outstanding forward currency contracts that were in place to hedge future sales. Therefore, there are currently no unrealized pre-tax gains or loss which will reclassified from other comprehensive income into earnings during the next 12 months.

At March 31, 2015, the Company had entered into a series of forward currency exchange contracts. The contracts obligate the Company to purchase approximately CDN $5,508 in total. The contracts, which are in various amounts, mature on April 10, 2015. Under the contracts, the Company will purchase Canadian dollars at exchange rates of $0.8443 and $0.8441. The Canadian to US dollar exchange rates was $0.7895 at March 31, 2015. At March 31, 2015, the Company had forward currency contracts to sell Euros. The contracts obligate the Company to sell approximately €2,179 in total. The contracts, which are in various amounts, mature between July 2, 2015 and March 2, 2016. Under the contracts, the Company will sell Euros at exchange rates of $1.0634 and $1.4261. The Euro to US dollar exchange rate was 1.0741 at March 31, 2015.

Interest Rate Swap Contracts

The Company uses financial instruments available on the market, including derivatives, solely to minimize its cost of borrowing and hedge the risk of interest rate and exchange rate fluctuation. In January 2009, prior to the January 15, 2015 acquisition date, PM Group entered into the following contracts in order to hedge the interest rate risk related to its term loans with two financial institutions:

A contract signed by PM Group, for an original notional amount of € 20,000 (€ 20,000 at March 31, 2015), maturing on February 3, 2017 with interest payable every January 31 and July 31 each year. PM Group pays interest at a rate of 3.48% and receives from the counterparties interest at the Euro Interbank Offered Rate (“Euribor”) for the period in question.

A contract signed by PM Group, for an original notional amount of € 8,496 (€ 1,444 at March 31, 2015), maturing on January 29, 2016 with interest payable every January 31 and July 31 each year. PM Group pays interest at a rate of 2.99% and receives from the counterparties interest at the Euribor rate for the period in question.

As of March 31, 2015, the Company had the following forward currency contracts and interest rate swaps:

Nature of Derivative	Amount		Type
Forward currency contract	CDN$	5,508	Not designated as hedge instrument
Forward currency contract		€2,179	Not designated as hedge instrument
Interest rate swap contracts		€1,405	Not designated as hedge instrument

The following table provides the location and fair value amounts of derivative instruments that are reported in the Consolidated Balance Sheet as of March 31, 2015 and December 31, 2014:

Total derivatives NOT designated as a hedge instrument

		Fair Value
	Balance Sheet Location	March 31, 2015	December 31, 2014
Asset Derivatives
Foreign currency exchange contract	Prepaid expense and other	$461	$268

Liabilities Derivatives
Foreign currency exchange contract	Accrued expense	$306	$29
Interest rate swap contracts	Notes payable	1,509	—

Foreign currency exchange contract	Accrued expense	$1,815	$29

Total derivatives designated as a hedge instrument

Fair Value
Liabilities Derivatives	Balance Sheet Location	March 31, 2015	December 31, 2014
Foreign currency exchange contract	Accrued expense	$—	$—

The following tables provide the effect of derivative instruments on the Consolidated Statement of Income for the three months ended March 31, 2015 and 2014:

Derivatives Not designated as Hedge Instrument	Location of gain or (loss) recognized	Three months ended March 31,
	in Income Statement	2015	2014
Forward currency contracts	Foreign currency transaction gains (losses)	$(187)	$(59)
Interest rate swap contracts	Interest expense	354	—

		$167	$(59

Derivatives designated as Hedge Instrument	Location of gain or (loss) recognized	Three months ended March 31,
	in Income Statement	2015	2014
Forward currency contracts	Net revenue	$—	$(26)

The following table shows the beginning and ending amounts of gains and losses related to hedges which have been included in Other Comprehensive Income and related activity net of income taxes for the three months ended March 31, 2015 and 2014.

	Three months ended March 31,
	2015	2014
Beginning balance gain (loss), net of income taxes	$—	$(7)
Amounts recorded in OCI net of gain (loss), net of income taxes	—	(11)
Amount reclassified to income, loss (gain), net of income taxes	—	18

Ending balance gain (loss), net of income taxes	$—	$—

The Counterparty to currency exchange forward contracts is a major financial institution with credit ratings of investment grade or better and no collateral is required. Management continues to monitor counterparty risk and believes the risk of incurring losses on derivative contracts related to credit risk is unlikely.

6. Net Earnings per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of convertible debt, and restricted stock units. Details of the calculations are as follows:

	Three months ended March 31,
	2015	2014
Net income attributable to shareholders of Manitex International, Inc.
Basic	$(224)	$1,877
Diluted	$(224)	$1,877
Earnings per share
Basic	$(0.01)	$0.14
Diluted	$(0.01)	$0.14
Weighted average common share outstanding
Basic	15,836,423	13,807,312

Diluted
Basic	15,836,423	13,807,312
Dilutive effect of restricted stock units	—	33,194

	15,836,423	13,840,506

At March 31, 2015, there are 201,695 restricted stock units which are anti-dilutive and therefore not included in the average number of diluted shares outstanding shown above.

7. Equity

Stock Issuance

Shares issued to Terex Corporation

On December 19, 2014, pursuant to the terms of the Securities Purchase Agreement, the Company issued 1,108,156 shares of Company’s common stock and received $12,500 of cash.

Shares issued to PM Group

On January 15, 2015, the Company’s acquisition of PM Group closed. The aggregate consideration paid by the Company for PM Group was $30,436 which reflects exchange rates in effect at the closing. The consideration consisted of $20,312 of cash, and 994,483 shares of Company common stock valued at $10,124.

Stock issued to Directors and employees

On March 4, 2015, the Company granted an aggregate of 20,000 restricted stock units to five independent Directors pursuant to the Company’s 2004 Equity Incentive Plan. Restricted stock units of 6,800, 6,600 and 6,600 vest on March 4, 2015, December 31, 2015 and December 31, 2016, respectively. The result of the issuance was valued at $77.

On March 13, 2015, the Company granted 22,868 restricted stock units to employees pursuant to the Company’s 2004 Equity Incentive Plan. The restricted stock units which vested immediately represent a portion of the employees’ 2014 bonus award that was paid in restricted stock units. The result of the issuance was valued at $212.

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

The Company awarded under the Amended and Restated 2004 Equity Incentive Plan a total of 103,111 restricted stock units to employees and directors on January 1, 2015. The restricted stock units are subject to the same conditions as the restricted stock awards except the restricted stock units will not have voting rights and the common stock will not be issued until the vesting criteria are satisfied.

The following table contains information regarding restricted stock units:

March 31, 2015
Outstanding on January 1, 2015	85,384
Units granted during the period	145,979
Vested and issued	(29,668)
Forfeited	—

Outstanding on March 31, 2015	201,695

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $362 and $284 for the three months ended March 31, 2015 and 2014, respectively. Additional compensation expense related to restricted stock units will be $929, $872 and $437 for the remainder of 2015, 2016 and 2017, respectively.

8. New Accounting Pronouncements

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

In April 2015, the FASB issued ASU 2015-03, “Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs,” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for reporting periods beginning after December 15, 2015 and interim periods within those fiscal years with early adoption permitted. ASU 2015-03 should be applied on a retrospective basis, wherein the balance sheet of each period presented should be adjusted to reflect the effects of adoption. Adoption of this guidance is not expected to have a significant impact on the determination or reporting of the Company’s financial results.

Except as noted above, the guidance issued by the FASB during the current year is not expected to have a material effect on the Company’s consolidated financial statements.

9. Inventory

The components of inventory are as follows:

	March 31, 2015	December 31, 2014
Raw materials and purchased parts,	$85,785	$63,704
Work in process	10,797	9,257
Finished goods	23,905	24,221

Inventory, net	$120,487	$97,182

10. Goodwill and Other Intangible Assets

	March 31, 2015	December 31, 2014	Useful lives
Patented and unpatented technology	$29,642	$21,561	7-10 years
Amortization	(10,698)	(10,137)
Customer relationships	43,066	31,477	10-20 years
Amortization	(4,318)	(5,013)
Trade names and trademarks	21,962	15,875	25 years-indefinite
Amortization	(3,616)	(1,867)
Non-competition agreements	50	50	2-5 years
Amortization	(28)	(24)
Customer backlog	458	462	< 1 year
Amortization	(458)	(462)

Total Intangible assets	$76,060	$51,922

Amortization expense for intangible assets was $1,231 and $659 for the three months ended March 31, 2015 and 2014, respectively.

Changes in goodwill for the three months ended March 31, 2015 are as follows:

	Equipment Lifting Segment	Equipment Distribution Segment	ASV Segment	Total
Balance January 1, 2015	$21,811	$275	$26,858	$48,944
Goodwill for PM Group acquisition	30,636	—	—	30,636
Effect of change in exchange rates	(3,034)	—	—	(3,034)

Balance March 31, 2015	$49,413	$275	$26,858	$76,546

11. Accrued Expenses

	March 31, 2015	December 31, 2014
Accrued expenses:
Accrued payroll	$4,258	$2,805
Accrued employee benefits	1,435	439
Accrued bonuses	234	1,226
Accrued vacation expense	2,075	1,309
Accrued consulting fees	—	223
Accrued interest	501	375
Accrued commissions	987	497
Accrued expenses—other	2,315	1,109
Accrued warranty	4,014	3,335
Accrued income taxes	1,000	151
Accrued taxes other than income taxes	2,773	1,015
Accrued product liability and workers compensation claims	1,108	603
Accrued liability on forward currency exchange contracts	306	30

Total accrued expenses	$21,006	$13,117

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

	Three Months Ended
	March 31, 2015	March 31, 2014
Balance January 1,	$3,335	$1,070
Business Acquired	843	—
Accrual for warranties issued during the period	1,100	102
Warranty services provided	(1,155)	(289)
Change in estimate	(92)	43
Foreign currency translation	(17)	(2)

Balance March 31,	$4,014	$924

13. Revolving Term Credit Facilities and Debt

On January 6, 2015, the Company and Comerica Bank (“Comerica”) and Fifth Third Bank (collectively the “Banks”) entered into Amendment No. 6 to the Credit Agreement (the “Amendment”). The principal modification to the Credit Agreement resulting from the Amendment is the express authorization from the Banks for the Company to enter into the Perella Note Purchase Agreement, which is described in note 14.

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

The Company is also required to comply with certain financial covenants as defined in the Credit Agreement including maintaining (1) a Consolidated Fixed Charge Coverage Ratio of not less than 1.20 to 1.00, (2) a Maximum Senior Secured First Lien North American Debt to Consolidated North American EBITDA Ratio of not more than 3.75 to 1.00, with a step down to 3.50 to 1.00 at December 31, 2015, and a further step down to 2.75 to 1.00 at June 30, 2016, and (3) a Maximum Consolidated North American Total Debt to Consolidated North American EBITDA Ratio of not more than 5.25 to 1.00, with a step down to 4.50 to 1.00 at December 31, 2015, and a further step down to 3.75 to 1.00 at June 30, 2016.

The indebtedness is collateralized by substantially all of the Company’s assets, except for the assets of the ASV and the Company’s equity interest in ASV. The facility contains customary limitations including, but not limited to, limitations on acquisitions, dividends, repurchase of the Company’s stock and capital expenditures.

U.S. Revolver

At March 31, 2015, the Company had drawn $27,946 under the $45 million U.S. Revolver. The U.S. Revolver bears interest, at the Company’s option at the base rate plus a spread or an adjusted LIBOR rate plus a spread. The base rate is the greater of the bank’s prime rate, the federal funds rate plus 1.00% or the 30 day LIBOR rate Adjusted Daily plus 1.00%. For the U.S. Revolver the interest rate spread for Base Rate is between 1.75% and 3.0% and for LIBOR the spread is between 2.75% and 4.0% in each case with the spread being based on the Consolidated North American Total Debt to Consolidated North American EBITDA ratio, as defined in the Credit Agreement, for the preceding twelve months. Funds borrowed under the LIBOR options can be borrowed for periods of one, two, three or six months.

The $45,000 U.S. Revolver is a secured financing facility under which borrowing availability is limited to existing collateral as defined in the agreement. The maximum amount available is limited to (1) the sum of 85% of eligible receivables, (2) the lesser of 85% of eligible bill and hold receivables or $10,000, (3) the lesser of 50% of eligible inventory or $26,500, (4) the lesser of 80% of used equipment purchased for resale or rent or $2,000 reduced by outstanding standby letter or credits issued by the bank. At March 31, 2015, the maximum the Company could borrow based on available collateral was capped at $40,655.

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

Term Loan

On January 9, 2015, the Company borrowed the entire $14,000 under the Term Loan, the principal amount of which will be repaid in quarterly installments of $500,000 commencing on April 1, 2015 and on each July 1, October 1 and January 1 and April 1 thereafter, with the remainder due on August 19, 2018. For the Term Loan the interest rate spread for Base Rate is between 2.25% and 3.50% and for LIBOR the spread is between 3.25% and 4.50% in each case with the spread being based on the Consolidated North American Total Debt to Consolidated North American EBITDA ratio.

At March 31, 2015, the Term Loan had a balance of $12,000.

Canadian Revolver

At March 31, 2015, the Company had drawn $8,196 under the Canadian Revolver. The Company is eligible to borrow up to $8,527. The maximum amount available is limited to the sum of (1) 90% of eligible insured receivables plus (2) 85% of eligible receivables plus (3) the lesser of (i) 50% of eligible inventory including work in process inventory up to CDN$3,000 and (ii) CDN $10,500. At March 31, 2015, the maximum the Company could borrow based on available collateral was $8,527. The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets. The Company can borrow in either U.S. or Canadian dollars. For the Canadian Revolver, the interest rate spread for U.S. prime based borrowing is between 1.75% and 3.00% and for Canadian prime based borrowings the interest rate spread is between 2.75% and 4.00%, in each case with the spread being based on the Consolidated North American Total Debt to Consolidated North American EBITDA, as defined in the Credit Agreement, for the preceding twelve months. As of March 31, 2015 the spread on the U.S. Prime based borrowing was 2.50% and Canadian Prime based borrowings was 3.50%.

Under the Credit Agreement, the banks are also paid 0.50% annual facility fee payable in quarterly installments.

Specialized Export Facility

The Canadian Revolving Credit facility contains an additional $3,000 Specialized Export Facility that matures on June 1, 2015. Borrowings under the Specialized Export Facility are guaranteed by the Company and Export Development Canada (“EDC”), a corporation established by an Act of Parliament of Canada. Under the Export Facility Liftking can borrow 90% of the total cost of material and labor incurred on export contracts which are subject to the EDC guarantee. The EDC guarantee, which expires on June 1, 2015, is issued under their export guarantee program and covers certain goods that are to be exported from Canada. At March 31, 2015, the maximum the Company could have borrowed based upon available collateral under the Specialized Export Facility was $3,000. Under this facility, the Company can borrow either Canadian or U.S. dollars.

Any borrowings under the facility in Canadian dollars currently bear interest of 2.85% which is based on the Canadian prime rate (the Canadian prime was 2.85% at March 31, 2015). Any borrowings under the facility in U.S. dollars bear interest at the U.S. prime rate (prime was 3.25% at March 31, 2015). Repayment of advances made under the Export Facility are due sixty days after shipment of the goods, or five business days after the borrower receives payment in full for the goods covered by the guarantee (the “Scheduled Payment Date”) or upon the termination of the EDC guarantee.

At March 31, 2015, the Company had outstanding borrowing in connection with the Specialized Export Facility of $1,255.

Notes Payable—Terex

Related to Crane and Schaeff Acquisitions

At March 31, 2015, the Company has a note payable to Terex Corporation with a remaining balance of $250. The note was issued in connection with the purchase of substantially all of the domestic assets of Crane & Machinery, Inc. (“Crane”) and Schaeff Lift Truck, Inc., (“Schaeff”). The note bears interest at 6% annually and is payable quarterly. Terex has been granted a lien on and security interest in all of the assets of the Company’s Crane & Machinery Division as security against the payment of the note.

The Company has one remaining principal payment of $250 due on March 1, 2016. As long as the Company’s common stock is listed for trading on the NASDAQ or another national stock exchange, the Company may opt to pay up to $150 of each annual principal payment in shares of the Company’s common stock having a market value of $150.

Related to ASV Acquisition

On December 19, 2014, the Company executed a note payable to Terex Corporation for $1,594. The note matures on December 19, 2015 and has an annual interest rate of 4.5%. Interest is payable semi-annually beginning on June 19, 2015. The note was issued in connection with acquisition of 51% interest in ASV from Terex Corporation. The note has an outstanding balance of $1,594 at March 31, 2015.

Load King Debt

In November 2011, the Company’s Load King Subsidiary used its manufacturing facility as collateral to secure mortgage financing with BED (South Dakota Board of Economic Development) and a bank. Load King pledged its equipment to the bank to secure additional term debt (“Equipment Note”). The funds received in connection with the above borrowing were used to repay a promissory note to Terex Corporation (“Terex”), which was issued in connection with the Load King acquisition. The BED Mortgage, the bank mortgage and the Equipment Note, which are all guaranteed by the Company, have outstanding balances as of March 31, 2015 of $748, $776 and $231, respectively.

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

Columbia notes

In connection with Columbia acquisition the Company issued two notes. At date of issuance, the notes had face amounts of $450 (“Inventory Note”) and $390 (“Equipment Note”), respectively and both are non-interest bearing. The Inventory Note matures on August 31, 2016 and requires the Company to make 18 monthly installment payments of $25. The Equipment Note matures on May 31, 2016 and requires the Company to make 14 monthly installment payments of $25 and a final payment of $40 on May 31, 2016.

On March 12, 2015, the date of issuance, the fair value of Inventory Note and the Equipment Note was determined to be $436 and $378. The fair value of the notes was calculated to equal the present value of future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of 4.0% was determined to be the appropriate rate following an assessment of the risk inherent in the debt issued and the market rate for debt of this nature using corporate credit ratings. The difference between face amount of the promissory note and its fair value is being amortized over the life of the note and recorded as interest expense.

At March 31, 2015, the Inventory Note and the Equipment Note had a balance of $411 and $353, respectively.

CVS Debt

CVS Short-Term Working Capital Borrowings

At March 31, 2015, CVS had established demand credit facilities with twelve Italian banks. Under the facilities, CVS can borrow up to €335 ($360) on an unsecured basis and additional amounts as advances against orders, invoices and letter of credit with a total maximum facilities (including the unsecured portion) of €13,713 ($14,729). The Company has granted guarantees in respect to available credit facilities in the amount of €7,123 ($7,650). The maximum amount outstanding is limited to 80% of the assigned accounts receivable if there is an invoice issued or 50% if there is an order/contract issued. The banks will evaluate each request to borrow individually and determine the allowable advance percentage and interest rate. In making its determination the bank considers the customer’s credit and location of the customer.

At March 31, 2015, the banks had advanced CVS €4,873 ($5,234) at variable interest rates which currently range from 2.25% to 6.35%.

At March 31, 2015, the Company has guaranteed €1,944 ($2,088) of CVS’s outstanding debt. Additionally, the banks had issued performance bonds which total €533 ($572) which have been guaranteed by the Company.

Notes Payable

At March 31, 2015, CVS has a €1,000 ($1,074) note payable to a bank. The note dated March 27, 2015 had an original principal amount of €1,000 ($1,074) and an annual interest rate of EURIBOR 3 month plus 140 basis points. Under the terms of the note CVS is required to make twelve quarterly principal and interest payments beginning on June 30, 2015 through March 30, 2018. The Company does not guarantee any of the borrowing.

At March 31, 2015, CVS has a €2,363 ($2,538) note payable to a bank. The note dated March 4, 2015 had an original principal amount of €2,363 ($2,538) and an annual interest rate of 0.50% on €2,127 ($2,285) and 3.65% on the balance of €236 ($253) . Under the terms of the note CVS is required to make sixteen semi-annual principal payments beginning on December 31, 2016 thru June 30, 2024. CVS is also required to make nineteen semi-annual interest payments beginning on June 30, 2015 through June 30, 2024. The Company is guaranteeing €236 ($253) of the borrowing.

Note Payable—Bank

At March 31, 2015, the Company has a $666 note payable to a bank. The note dated January 12, 2015 had an original principal amount of $912 and an annual interest rate of 3.35%. Under the terms of the note the company is required to make eleven monthly payments of $84 commencing January 30, 2015. The proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums.

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

As of March 31, 2015, the note had remaining principal balance of $153.

ASV Loan Facilities

In connection with the ASV arrangement, ASV entered into two separate loan facilities on December 19, 2014, one with JPMorgan Chase Bank, N.A. (“JPMCB”), and the other with Garrison Loan Agency Services LLC (“Garrison”). These two facilities are for the exclusive use of ASV and restrict the transfer of cash outside of ASV.

Both loan facilities are secured by certain assets of ASV and by a pledge of the equity interest in ASV. Pursuant to an intercreditor agreement dated as of December 19, 2014 among JPMCB, Garrison and ASV (“ASV Intercreditor Agreement”), the parties have agreed that (i) JPMCB shall have a first-priority security interest in substantially all personal property of ASV and (ii) Garrison shall have a first priority security interest in (a) substantially all real property of ASV and (b) a pledge of 100% of the equity interest in ASV issued to Company and to Terex. ASV’s loans are solely obligations of ASV and have not been guaranteed by the Company and are not collateralized by any assets outside of ASV.

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

The $35,000 revolving loan facility is a secured financing facility under which borrowing availability is limited to existing collateral as defined in the agreement. The maximum amount available is limited to (1) the sum of 85% of eligible receivables, plus (2) the lesser of (i) 65% of eligible inventory valued at the lower of cost or market value or (ii) 85% of eligible inventory valued at the net orderly liquidation value, reduced by (3) (i) certain reserves determined by JPMCB, (ii) the amount of outstanding standby letters of credit issued under the JPMCB Credit Agreement and (iii) the amount of outstanding Ex-In Bank loans. The facility matures on December 19, 2019. At March 31, 2015, ASV had drawn $16,219 under the $35,000 JPMCB Credit Agreement. The JPMCB Credit Agreement bears interest at ASV’s option at JPMCB’ prime rate plus a spread or an adjusted LIBOR rate plus a spread. The interest rate spread for prime rate is between 0.50% and 1.00% and for LIBOR the spread is between 1.50% and 2.00% in each case with the spread being based on the aggregate amount of funds available for borrowing by ASV under the JPMCB Credit Agreement, as defined in the JPMCB Credit Agreement. The base rate and LIBOR spread is currently .75% and 1.75%, respectively. Funds borrowed under the LIBOR options can be borrowed for periods of one, two, three or six months. At March 31, 2015 the maximum ASV could borrow based on available collateral was capped at $22,789.

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

At March 31, 2015, ASV had a remaining principal balance of $39,500 under the Garrison Credit Agreement. The Garrison Credit Agreement bears interest, at a one-month adjusted LIBOR rate plus a spread of between 9.00% and 9.50%. The spread is based on the ratio of ASV’s total debt to its EBITDA, as defined in the Garrison Credit Agreement. The LIBOR spread is currently 9.5%. The interest rate for the period ending March 31, 2015 was 10.5%.

ASV is obligated to make quarterly principal payments of $500 commencing on April 1, 2015. Any unpaid principal is due on maturity, which is December 19, 2019. Interest is payable monthly beginning on February 1, 2015.

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

PM Group Short-Term Working Capital Borrowings

At March 31, 2015, PM Group had established demand credit and overdraft facilities with six Italian banks and twelve banks in South America. Under the facilities, PM Group can borrow up to approximately €22,619 ($24,295) for advances against orders, invoices, and letter of credit and bank overdrafts. Interest on the Italian facilities is charged at the 3-month or 6-month Euribor plus 200 basis points for advances on orders, invoices, and letter of credit and the 3-month Euribor plus 350 basis points for bank overdrafts. Interest on the South American facilities is charged at a flat rate of approximately 5%.

At March 31, 2015, the Italian banks had advanced PM Group €18,369 ($19,731), at variable interest rates, which currently range from 2.05% to 3.55%. At March 31, 2015, the South American banks had advanced PM Group €525 ($564). Total short-term borrowings for PM Group were €18,894 ($20,295) at March 31, 2015.

PM Group Term Loans

At March 31, 2015, PM Group has a €14,243 ($15,298) term loan with two Italian banks, BPER and Unicredit. The term loan is split into three separate notes and is secured by PM Group’s common stock.

The first note has an outstanding principal balance of €4,378 ($4,702), is charged interest at the 6-month Euribor plus 236 basis points, effective rate of 2.53% at March 31, 2015. The note is payable in semi-annual installments beginning June 2017 and ending December 2021. The second note has an outstanding principal balance of €4,865 ($5,225), is charged interest at the 6-month Euribor plus 286 basis points, effective rate of 3.03% at March 31, 2015. The note is payable in semi-annual installments beginning June 2017 and ending December 2021. The third note has an outstanding principal balance of €5,000 ($5,371) and is non-interest bearing. The note is payable in semi-annual installments beginning June 2016 and ending December 2017. Accrued interest on these notes through the date of acquisition, January 15, 2015, totaled €4,857 ($5,217) and is payable in semi-annual installments beginning June 2015 and ending December 2016.

An adjustment in the purchase accounting to value the non-interest bearing debt at its fair market value was made. At January 15, 2015 it was determined that the fair value of the debt was $1,460 or $1,720 less than the book value. This reduction is not reflected in the above descriptions of PM debt. This discount is being amortized over the life of the debt and being charged to interest expense. As of March 31, 2015 the remaining balance was €1,348 or $1,448 and is an offset to the debt shown above.

PM Group is subject to certain financial covenants as defined by the debt restructuring agreement with BPER and Unicredit including maintaining (1) income to EBITDA, (2) income to equity, and (3) EBITDA to financial charges ratios. The covenants are measured on a semi-annual basis beginning June 2015.

At March 31, 2015 PM Group has unsecured borrowings with five Italian banks totaling €13,404 ($14,397). Interest on the unsecured notes is charged at the 3-month Euribor plus 250 basis points, effective rate of 2.55% at March 31, 2015. Principal payments are due on a semi-annual basis beginning June 2019 and ending December 2021. Accrued interest on these borrowings through the date of acquisition, January 15, 2015, totaled €358 ($385) and is payable in semi-annual installments beginning June 2019 and ending December 2019.

Autogru PM RO, a subsidiary of PM Group, entered into a note payable in January 2014 totaling €800 ($859). The note is payable in 60 monthly principal installments of €13 ($14), plus interest at 3.98%, maturing December 2018. At March 31, 2015, the outstanding principal balance of the note was €600 ($644).

PM has interest rates swaps with a fair market value at March 31, 2015 of €1,405 or $1,509 which has been included in notes payable.

Schedule of Debt Maturities

Scheduled annual maturities of the principal portion of PM Group debt outstanding at March 31, 2015 in the next five years and the remaining maturity in aggregate are summarized below.

Periods Ending March 31,	Term Loan	Accrued Interest Term Loan	Unsecured Borrowings	Accrued Interest Unsecured Borrowings	Autogru PM RO Loan	Total

2016	$—	$3,639	$—	$—	$129	$3,767
2017	1,927	1,039	—	—	172	3,137
2018	2,685	—	—	—	172	2,857
2019	4,833	—	—	—	172	5,005
2020	963	—	4,306	385	—	5,654
Subsequent	4,890	539	10,091	—	—	15,520

	$15,298	$5,217	$14,397	$385	$645	$35,940
Interest rate swaps						1,509
FMV adjustments to non-interest bearing debt						(1,448)

Total PM term debt						$36,001

Capital leases

Georgetown facility

The Company has a twelve year lease, which expires in April 2018 that provides for monthly lease payments of $76 for its Georgetown, Texas facility. The lease has been classified as a capital lease. At March 31, 2015, the outstanding capital lease obligation is $2,049.

Winona facility

The Company had a five year lease which expired in July 10, 2014 that provides for monthly lease payments of $25 for its Winona, Minnesota facility. The Company has an option to purchase the facility for $500 by giving notice to the landlord of its intent to purchase the Facility. The Landlord must receive such notice at least three months prior to end of the Lease term. At March 31, 2015, the outstanding capital lease obligation was $497. The Company has given the landlord notice of its intent to purchase the facility and expect to complete the closing in the near future.

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

The equipment, which is acquired in ordinary course of the Company’s business, is available for sale and rental prior to sale.

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

The following is a summary of amounts financed under equipment capital lease agreements:

	Amount Borrowed	Repayment Period	Amount of Monthly Payment	Balance As of March 31, 2015
New equipment	$1,166	60	$22	$918
Used equipment	$1,754	36	$53	$452

Total	$2,920		$75	$1,370

The Company has three additional capital leases. As of March 31, 2015, the capitalized lease obligation in aggregate related to the three leases was $67.

Note 14. Convertible Notes

Related Party

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

$7,500

Additionally in connection with the transaction a $321 deferred tax liability was established and was recorded as a deduction to paid in capital. The deferred tax liability was recognized as the excess of the principal amount being amortized and charged to interest expenses that is not tax deductible.

As of March 31, 2015, the note had a remaining principal balance of $6,641 and an unamortized discount of $859. The difference between this amount and the amount initially recorded represents $34 of amortization of excess of the principal amount of the liability component over its carrying amount.

Perella Notes

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

In connection with the issuance of the Perella Notes, on January 7, 2015, the Company entered into a Registration Rights Agreement with the Investors (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company has agreed to register the resale of the shares of common stock issuable upon conversion of the Perella Notes. The Company filed a Registration Statement on Form S-3 to register the shares with the Securities and Exchange Commission, which was declared effective on February 23, 2015.

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

On January 7, 2015, the components of the note was as follows:

Liability component	$14,286
Equity component (a component of paid in capital)	714

$15,000

Additionally in connection with the transaction a $257 deferred tax liability was established and was recorded as a deduction to paid in capital. The deferred tax liability was recognized as the excess of the principal amount being amortized and charged to interest expenses is not tax deductible.

As of March 31, 2015, the note had remaining principal balance of $14,310 and an unamortized discount of $690. The difference between this amount and the amount initially recorded represents $24 of amortization of excess of the principal amount of the liability component over its carrying amount.

15. Legal Proceedings and Other Contingencies

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

Certain cases are at a preliminary stage, and it is not possible to estimate the amount or timing of any cost to the Company. However, the Company does not believe that these contingencies, in the aggregate, will have a material adverse effect on the Company. A provisional reserve has been established for the above mentioned liability case. The Company is, however, waiting to receive additional information required to access the value of the liability as of the date ASV was acquired. Based on a review of the additional information, the provisional reserve may be adjusted with an offsetting adjustment to goodwill. The adjustment will be made as of the date of the acquisition. At this time, the Company cannot assess what the magnitude of future possible adjustment will be and, therefore, cannot conclude that it will not be material.

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

Beginning on December 31, 2011, the Company’s workmen’s compensation insurance policy has a per claim deductible of $250 and aggregates of $1,150, $1,325 and $1,875 for 2013, 2014 and 2015 policy years, respectively. The Company is fully insured for any amount on any individual claim that exceeds the deductible and for any additional amounts of all claims once the aggregate is reached. The Company currently has several workmen compensation claims related to injuries that occurred after December 31, 2011 and therefore are subject to a deductible. The Company does not believe that the contingencies associated with these worker compensation claims in aggregate will have a material adverse effect on the Company. Prior to December 31, 2011, worker compensation claims were fully insured.

On May 5, 2011, Company entered into two separate settlement agreements with two plaintiffs. As of March 31, 2015, the Company has a remaining obligation under the agreements to pay the plaintiffs $1,615 without interest in 17 annual installments of $95 on or before May 22 each year. The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total payment will be charged to interest expense over payment period.

It is reasonably possible that the “Estimated Reserve for Product Liability Claims” may change within the next 12 months. A change in estimate could occur if a case is settled for more or less than anticipated, or if additional information becomes known to the Company.

16. Business Segments

The Company operates in three business segments: Lifting Equipment, Equipment Distribution and ASV.

The Lifting Equipment segment is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes, predominately through a network of dealers, a diverse group of products that serve different functions and are used in a variety of industries. The Company markets a comprehensive line of boom trucks, a truck crane and sign cranes, a complete line of rough terrain forklifts, including both the Liftking and Noble product lines, as well as special mission oriented vehicles, and other specialized carriers, heavy material handling transporters and steel mill equipment. The Company also manufacturers a number of specialized rough terrain cranes and material handling products, including 15 and 30-ton cab down rough terrain cranes. Company lifting products are used in industrial applications, energy exploration and infrastructure development in the commercial sector and for military applications. The company’s specialized rough terrain cranes primarily serve the needs of the construction, municipality, and railroad industries. Through its Italian subsidiary, the Company manufactures and distributes reach stackers and associated lifting equipment for the global container handling markets. On November 30, 2013, the Company acquired the assets of Valla SpA (“Valla”) located in Piacenza, Italy. Valla offers a full range of mobile cranes from 2 to 90 tons, using electric, diesel, and hybrid power options. Its cranes offer wheeled or tracked, fixed or swing boom configurations, with dozens of special applications designed specifically to meet the needs of its customers. Additionally, the Company manufactures and distributes custom trailers and hauling systems typically used for transporting heavy equipment, the trailer business serves niche markets in the commercial construction, railroad, military, and equipment rental industries through a dealer network. Beginning in August 2013, the Company began to manufacture and market a comprehensive line of specialized trailer tanks for liquid and solid storage and containment. The tank trailers are used in a variety of end markets such as petrochemical, waste management and oil and gas drilling. On January 15, 2015, the Company acquired PM Group S.p.A, (“PM Group”), a manufacturer of truck mounted cranes based in San Cesario sul Panaro, Modena, Italy.

The Equipment Distribution segment located in Bridgeview, Illinois, comprises the operations of Crane & Machinery (“C&M”), a division of Manitex International , Inc. The segment markets products used primarily for infrastructure development and commercial construction applications that include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance. C&M is a distributor of Terex rough terrain and truck cranes, and supplies repair parts for a wide variety of medium to heavy duty construction equipment and sells domestically and internationally, predominately to end users, including the rental market. It also provides crane equipment repair services in the Chicago area. C&M uses the trade name, North American Equipment Exchange to market previously-owned construction and heavy equipment, both domestically and internationally and provides a wide range of used lifting and construction equipment of various ages and condition, and also has the capability to refurbish equipment to the customers’ specification. The Equipment Distribution segment operates as the North American sales organization for our Italian based Valla pick and carry crane products.

ASV which was acquired on December 19, 2014, is shown as a separate segment. ASV is located in Grand Rapids, Minnesota and manufactures a line of high quality compact track and skid steer loaders. The ASV products are distributed through the Terex distribution channels as well as Manitex dealers.

ASV, PM Group and Columbia Tanks results are included in the Company’s results from their respective effective dates of acquisition December 20, 2014, January 15, 2015 and March 13, 2015.

The following is financial information for our three operating segments, i.e., Lifting Equipment, Equipment Distribution and ASV.

	Three Months Ended March 31,
	2015	2014
Net revenues
Lifting Equipment	$71,502	$58,641
Equipment Distribution	3,490	4,717
ASV	32,061	—
Elimination of intersegment sales	(1,171)	(782)

Total	$105,882	$62,576

Operating income
Lifting Equipment	$2,812	$5,321
Equipment Distribution	30	61
ASV	1,979	—
Corporate expenses	(2,669)	(1,735)
Elimination of intersegment profit in inventory	(10)	(36)

Total operating income	$2,142	$3,611

The Lifting Equipment segment operating earnings includes amortization of $891 and $622 for the three months ended March 31, 2015 and 2014, respectively. The Equipment Distribution segment operating earnings includes amortization of $37 and $37 for the three months ended March 31, 2015 and 2014, respectively. The ASV segment operating earnings includes amortization of $795 for the three months ended March 31, 2015.

	March 31, 2015	December 31, 2014
Total Assets
Lifting Equipment	$298,932	$172,306
Equipment Distribution	14,738	15,634
ASV	127,458	126,661
Corporate	2,489	1,636

Total	$443,617	$316,237

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

The Company, through its Manitex and Manitex Liftking subsidiaries, purchases and sells parts to BGI USA, Inc. (“BGI”) including its subsidiary SL Industries, Ltd (“SL”). BGI is a distributor of assembly parts used to manufacture various lifting equipment. SL Industries, Ltd is a Bulgarian subsidiary of BGI that manufactures fabricated and welded components used to manufacture various lifting equipment. The Company’s President of Manufacturing Operations is the majority owner of BGI.

The Company through its Manitex Liftking subsidiary provides parts and services to LiftMaster, Ltd (“LiftMaster”) or purchases parts or services from LiftMaster. LiftMaster is a rental company that rents and services rough terrain forklifts. LiftMaster is owned by the Vice President of Manitex Liftking a wholly owned subsidiary of the Company, Manitex Liftking, ULC, and a relative.

As of March 31, 2015 the Company had an accounts receivable of $0 and $1 from SL and LiftMaster and accounts payable of $2 and $1,089 to BGI and SL, respectively. As of December 31, 2014 the Company had an accounts receivable of $2 and $16 from LiftMaster and SL, respectively and accounts payable of $1, $519 and $1 to BGI, SL and Liftmaster, respectively.

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

		Three months ended March 31, 2015	Three months ended March 31, 2014
Rent paid	Bridgeview Facility (1)	$65	$63

Sales to:
	SL Industries, Ltd.	$—	$2
	LiftMaster	—	165

Total Sales		$—	$167

Purchases from:
	BGI USA, Inc.	$—	$15
	SL Industries, Ltd.	1,575	843
	LiftMaster	—	—

Total Purchases		$1,575	$858

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

Transactions with Terex

On December 19, 2014, Terex became a related party.

At March 31, 2015, ASV has accounts receivable due from Terex for $586 which is shown on the balance on the line titled “accounts receivable from related party” and accounts payable of $1,769 on the line titled “accounts payable related parties”. As part of the agreement Terex retained certain receivables from third party customers. In place of the retained receivable, Terex gave ASV a receivable for a portion of the third party customer receivable retained by Terex. Terex paid 50% of this receivable thirty days after closing of the transaction and the remaining balance 60 days after of closing the transaction.

At March 31, 2015, the Company has the following notes payable to Terex:

Note related to Crane and Schaeff acquisition	$250
Note payable related to ASV acquisition	$1,594
Convertible note	$6,641

See Note 13 and Note 14 for additional details regarding the above debt obligations.

The following is a summary of the amounts attributable to certain Terex transactions as described in the footnotes to the table, for the period indicated:

Three months ended March 31, 2015
Sales to Terex	$597

Purchases from Terex	$1,106

In addition to purchases from above with Terex Corporation, ASV expensed $907 and $84, respectively, on Distribution and Cross Marketing Agreement and Services Agreement at March 31, 2015.

18. Income Taxes

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. The annual effective tax rates (excluding discrete items) is estimated to be approximately 28.7% for 2015. The effective tax rate is based upon the Company’s anticipated earnings both in the U.S. and in foreign jurisdictions.

The 2015 effective tax rate is lower than the statutory rate of 35% primarily related to the non-taxable portion of A.S.V.’s earnings, and foreign earnings which are taxed at lower rates.

For the three months ended March 31, 2015, the Company recorded an income tax expense of $34. For the three months ended March 31, 2014, the Company recorded an income tax expense of $905. The Company’s total unrecognized tax benefits as of March 31, 2015 were approximately $219, which, if recognized, would affect the Company’s effective tax rate. As of March 31, 2015 the Company had accrued immaterial amounts for the potential payment of interest and penalties.

PM Group has recorded a liability for potential IRES and IRAP audit adjustments due totaling € 650 or $ 698 for the tax years 2009 through 2013. This amount is included with accrued other taxes, which is a component of accrued expenses, on the consolidated balance sheet at March 31, 2015. Depending upon the final resolution of the tax proceedings, the liability could be higher or lower than the amount recorded at March 31, 2015.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements and are intended to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to, among other things, the Company’s expectations, beliefs, intentions, future strategies, future events or future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include, without limitation: (1) projections of revenue, earnings, capital structure and other financial items, (2) statements of our plans and objectives, (3) statements regarding the capabilities and capacities of our business operations, (4) statements of expected future economic conditions and the effect on us and on our customers, (5) expected benefits of our cost reduction measures, and (6) assumptions underlying statements regarding us or our business. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements are only predictions. Our actual results may differ materially from information contained in these forward looking-statements for many reasons, including, without limitation, those described below and in our 2014 Annual Report on Form 10-K for the fiscal year ended December 31, 2014, in the section entitled “Item 1A. Risk Factors,”

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

(17)	a substantial portion of our revenues are attributed to limited number of customers which may decrease or cease purchasing any time

(18)	a disruption or breach in our information technology systems.

The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. We do not undertake, and expressly disclaim, any obligation to update this forward-looking information, except as required under applicable law. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of the Company appearing elsewhere within this Form 10-Q.

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

PM’s financial results are included in the Company’s consolidated results beginning on January 15, 2015.

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

Equipment Distribution Segment

The Equipment Distribution segment comprises the operations of Crane & Machinery (“C&M”), a division of Manitex International. The segment markets products used primarily for infrastructure development and commercial construction applications that include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance. C&M is a distributor of Terex rough terrain and truck cranes, and supplies repair parts for a wide variety of medium to heavy duty construction equipment and sells domestically and internationally, predominately to end users, including the rental market. It also provides crane equipment repair services in the Chicago area. C&M uses the trade name North American Equipment Exchange to market previously-owned construction and heavy equipment, both domestically and internationally and provides a wide range of used lifting and construction equipment of various ages and condition. It also has the capability to refurbish equipment to the customers’ specification. The Equipment Distribution segment also operates as the North American sales organization for our Italian based Valla pick and carry crane products.

Economic Conditions

The overall market for construction equipment continues to improve but has not returned to pre-2008 levels. A very significant portion of the Company’s revenues has been attributed to demand from niche market segments, particularly the North American energy sector. In our 2014 10-K we stated that, there had been a softening in the demand for our products which was related to the energy sector and that the Company believed that the current decrease in demand from the energy sector was temporary. This softness continued through much of the first quarter together with slower construction market demand caused by adverse winter weather conditions in various parts of N. America, resulting in a decrease in revenues from our existing products which was more than offset by additional revenues related to our acquisitions. The strengthening US dollar negatively impacted the translation of our overseas revenues since these are denominated in euros and Canadian dollars from our Italian and Canadian operations. However, the European economies and our business operations there showed modest growth in the quarter excluding any currency impact. At the end of the quarter, the Company backlog was $110 million, including orders from the recent ASV and PM acquisitions that now comprise 25% of the total backlog at March 31, 2015.

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

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net income for the three month periods ended March 31, 2015 and 2014

For both the three months ended March 31, 2015 and 2014 the Company had a net income of $0.07 million and $1.9 million, respectively.

For the three months ended March 31, 2015, the net income of $0.07 million consisted of revenue of $105.9 million, cost of sales of $85.6 million, research and development costs of $1.2 million, SG&A expenses of $17 million, interest expense of $2.9 million, foreign currency transaction gains of $0.9 million and income tax expense of $0.03 million. For the three months ended March 31, 2014, the net income of $1.9 million consisted of revenue of $62.6 million, cost of sales of $51.0 million, research and development costs of $0.7 million, SG&A expenses of $7.3 million, interest expense of $0.8 million, foreign currency transaction losses of $0.1 million and income tax expense of $0.9 million.

Net revenues and gross profit—For the three months ended March 31, 2015, net revenues and gross profit were $105.9 million and $20.3 million, respectively. Gross profit as a percent of revenues was 19.2% for the three months ended March 31, 2015. For the three months ended March 31, 2014, net revenues and gross profit were $62.6 million and $11.6 million, respectively. Gross profit as a percent of revenues was 18.5% for the three months ended March 31, 2014.

Net revenues increased $43.3 million to $105.9 million for the three months ended March 31, 2015 from $62.6 million for the comparable period in 2014. Without the ASV and PM transactions, revenues would have decreased $5.3 million, as ASV and PM had combined revenues of $48.6 million for the three months ended March 31, 2015. Of the $5.3 million decrease in revenues, the impact of the stronger US dollar compared to the first quarter of 2014 resulted in lower sales of $3.4 million. The remaining decrease in sales of $1.9 million was attributable to lower sales in the Equipment Distribution segment of $1.2 million from lower sales of equipment partially offset by increased parts and rental revenues, and $0.7 million lower sales in the lifting equipment segment, where lower crane sales of approximately $2.0 million were offset by increased material handling equipment sales of $1.3 million. Crane product sales in the greater than 40 ton capacity were 19% lower reflecting lower energy sector demand, while increased material handling equipment sales reflected increased shipments of military forklifts and trailers offset by reduced mobile tank sales. ASV sales were substantially focused on the N. American market and for the quarter were skewed more heavily towards the lower capacity units used in more general construction activity.

Our gross profit as a percentage of net revenues increased 70 basis points to 19.2% for the three months ended March 31, 2015 from 18.5% for the three months ended March 31, 2014. Gross profit percent excluding the newly acquired businesses was 17.7%, a reduction from the prior year period of 70 basis points attributed to the mix of sales, reflecting the lower shipments of higher margin large tonnage cranes offsetting improved material handling margins from military forklifts and trailers. The newly acquired businesses contributed to the overall increase in margin percent to 19.2%. Gross margin for the quarter ended March 31, 2015 was adversely impacted by $0.9 million of costs related to purchase accounting inventory step up charges for both ASV and PM.

Research and development—Research and development expense for the three months ended March 31, 2015 was $1.2 million compared to $0.7 million for the comparable period in 2014, an increase of $0.5 million. Excluding $0.7 million additional expenses for ASV and PM acquired subsequent to March 31, 2014, expenditure on R&D was relatively consistent with the prior year period, but reducing $0.2 million as certain development projects were completed.

Selling, general and administrative expense—Selling, general and administrative expense for the three months ended March 31, 2015 was $17.0 million compared to $7.3 million for the comparable period in 2014, an increase of $9.7 million, of which $9.4 million is attributable to the newly acquired businesses since March 31, 2014. The remaining $0.3 million increase includes $1.1 million attributable to expenses related to the transactions for the newly acquired businesses. Excluding these costs, SG&A costs decreased from the prior year period by $0.8 million, largely due to the absence of costs that were incurred in the March 2014 quarter for attendance at the ConExpo trade show.

Operating income—For the three months ended March 31, 2015 and 2014, the Company had operating income of $2.1million and $3.6 million, respectively. The year over year decrease of $1.5 million was generated from an increase in gross profit of $8.7 million offset by an increase of $10.2 million in operating expenses, of which $9.4 million were from newly acquired businesses. Included in operating income for the three month period ended March 31, 2015 were transaction and related expenditures totaling $3.0 million, without which operating income would have increase $1.5 million over the comparative period.

Interest expense—Interest expense was $2.9 million and $0.8 million for the three months ended March 31, 2015 and 2014, respectively, an increase of $2.1 million. An increase in interest expense of $0.5 million is related to the increase in debt associated with financing the PM and ASV acquisitions, and interest cost of $1.6 million directly attributable to the non-recourse term and working capital financing debt in ASV and PM. To finance the transactions, the Company issued convertible debt instruments with a face value of $22.5 million and entered into a $14.0 million term loan with its bank. Interest on this debt accounts for substantially all of the $0.5 million increase in interest charges in the current year quarter.

Foreign currency transaction gains and losses—For the three months ended March 31, 2015, foreign currency gains were $0.9 million, all related to the PM operation. For the remainder of the operations, foreign exchange gains and losses were insignificant. For the three months ended March 31, 2014, the Company had an insignificant loss. As stated in the past, the Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds. The Company has not yet implemented a program to hedge PM’s currency risk, but is in the process of evaluating a strategy to achieve its goal of minimizing its transaction currency gains and losses. The Company records at the balance sheet date the forward currency exchange contracts at their market value with any associated gain or loss being recorded in current earnings as a currency gain or loss.

Income tax—For the three months ended March 31, 2015, and 2014 the Company recorded an income tax expense of $0.03 million and $0.9 million, respectively. The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. The annual effective tax rates (excluding discrete items) are estimated to be approximately 28.7% and 32% for 2015 and 2014, respectively.

The 2015 effective tax rate is lower than the statutory rate of 35% primarily related to the non-taxable portion of A.S.V.’s earnings, and foreign earnings which are taxed at lower rates.

Net income—Net income for the three months ended March 31, 2015 was $0.07 million. This compares with a net income for the three months ended March 31, 2014 of $1.9 million.

Segment information

Lifting Equipment Segment

	Three Months Ended March 31,
	2015	2014
Net revenues	$71,502	$58,641
Operating income	2,812	5,321
Operating margin	3.9%	9.1%

Net revenues

Net revenues increased $12.9 million to $71.5 million for the three months ended March 31, 2015 from $58.6 million for the comparable period in 2014. Without the PM acquisitions, revenues would have decreased $4.0 million, as PM had sales of $16.6 million for the seventy five days from date of acquisition to March 31, 2015. Of this $4.1 million decrease, approximately $3.4 million related to the impact of the stronger US dollar compared to the first quarter of 2014. The remaining $0.7 million of lower sales reflected lower crane sales of approximately $2.0 million partially offset by increased material handling equipment sales of $1.3 million. Crane product sales in the greater than 40 ton capacity were 19% lower reflecting lower energy sector demand, while increased material handling equipment sales reflected increased shipments of military forklifts and trailers offset by reduced mobile tank sales.

Operating income and operating margins

Operating income of $3.1 million for the three months ended March 31, 2015 was equivalent to 4.3% of net revenues compared to an operating income of $5.3 million for the three months ended March 31, 2014 or 9.1% of net revenues. This represents a decrease of $2.5 million in operating income between periods. Of this decrease approximately $0.9 million is due to a decrease in on operating profit generated by existing business units (business units owned as of March 31, 2014). This decrease in operating income is principally due to a decrease in demand for products used in the energy sectors. This was reflected in a decrease in operating profits for crane products and mobile storage tanks. The aforementioned decrease was partially offset by an increase in operating profit generated from material handling products and specialized trailers. PM contributed to the decrease as it had $0.9 million operating loss. Included in PM operating loss is approximately $0.7 million of amortization of beginning inventory step up for inventory that was on hand at date of acquisition that was sold in the period. PM Group also had $0.4 million of redundancy cost for employees who have been terminated. Finally, there is an intra-segment profit in inventory elimination of $0.6 million to eliminate profit on intra-segment sales until the products are sold to third parties.

Operating income as a percent of revenue decreased by 4.8% to 4.3% for the three months ended March 31, 2015 compared to 9.1% for the three months ended March 31, 2014. See above for detailed explanation.

ASV Segment

	Three Months Ended March 31,
	2015	2014
Net revenues	$32,061	—
Operating income	1,979	—
Operating margin	6.2%	—

ASV was acquired on December 15, 2014, therefore there is no comparison for the three month period ending March 31, 2014

Net revenues—Net revenues for the three month ended March 31, 2015 were $32.1 million, comprising whole goods and parts revenue. Sales in the period were sold under the pre-acquisition branding and through existing distribution channels since new distribution for the ASV brand is still under development and will start to be introduced in the second quarter of 2015. Sales in the quarter were substantially focused on the N. American market and for the quarter were skewed more heavily towards the lower capacity units used in more general construction activity.

Operating income for the period was $2.0 million or 6.2% of sales. Gross margin was adversely impacted by the mix of product sales in the first quarter that was weighted towards smaller capacity units with lower gross profit margins and $0.2 million of inventory step up costs arising from purchase accounting. Operating expenses for the quarter included $0.6 million additional cost largely due to accounting and legal costs related to the transaction.

Equipment Distribution Segment

	Three Months Ended March 31,
	2015	2014
Net revenues	$3,490	$4,717
Operating income	30	61
Operating margin	0.9%	1.3%

Net revenues—Net revenues for the three months ended March 31, 2015 were $3.5 million compared to $4.7 million in the three months ended March 31 2014, a decrease of $1.2 million. The decrease in sales resulted from lower sales of equipment of $1.3 million partially offset by increased parts and rental revenues.

Operating income and operating margins—The Equipment Distribution segment had operating income of $0.03 million for the three months ended March 31, 2015, compared to operating income of $0.06 million for the three months ended March 31, 2014. The impact of this reduction was largely equal between reduced gross margin and slightly higher operating expense. Gross margin decreased 1.2%, as the margin impact of a reduction in revenues of $1.2 million was substantially offset by an improvement in gross profit percent of 4.8%. This improvement was the result of improved mix in sales from higher parts, rental and service sales and an improved margin on sales of whole goods.

Reconciliation to Statement of Income

Revenues:

	Three Months Ended March 31,
	2015	2014
Net revenues
Lifting Equipment	$71,502	$58,641
ASV	32,061
Equipment Distribution	3,490	4,717
Elimination of intersegment sales	(1,171)	(782)

Total	$105,882	$62,576

Operating Income:

	Three Months Ended March 31,
	2015	2014
Operating income
Lifting Equipment	$2,812	$5,321
ASV	1,979
Equipment Distribution	30	61
Corporate expenses	(2,669)	(1,735)
Elimination of intersegment profit in inventory	(10)	(36)

Total operating income	$2,142	$3,611

Liquidity and Capital Resources

Cash and cash equivalents were $5.6 million at March 31, 2015 compared to $4.4 million at December 31, 2014. In addition, the Company has U.S. and Canadian revolving credit facilities, with maturity dates of August 19, 2018 and our Canadian Subsidiary also has a specialized export facility. Additionally, ASV has a revolving credit facility, which is for its sole use. At March 31, 2015 the Company had approximately $18.8 million available in North America to borrow under its revolving credit facilities. ASV has a revolving credit facility with approximately $6.6 million of availability.

At March 31, 2015, CVS had established demand credit facilities with twelve Italian banks. Under the facilities, CVS can borrow up to €0.3 million ($0.4 million) on an unsecured basis and additional amounts as advances against orders, invoices and letter of credit with a total maximum facilities (including the unsecured portion) of €13.7 million ($14.7 million). The maximum amount outstanding is limited to 80% of the assigned accounts receivable if there is an invoice issued or 50% if there is an order/contract. The banks will evaluate each request to borrow individually and determine the allowable advance percentage and interest rate. In making its determination the bank considers the customer’s credit and location of the customer. At March 31, 2015, the banks had advanced CVS €4.9 million ($5.2 million) and had issued performance bonds which total €0.5 million ($0.6 million), which also count against the maximum that can be borrowed under these facilities.

At March 31, 2015, the PM Group had established working capital facilities with six Italian and twelve South American banks. Under these facilities, the PM Group can borrow $24.3 million against orders, invoices and letters of credit. At March 31, 2015, the PM Group had received advances of $20.3 million. Future advances is dependent on having available collateral.

During the three months ended March 31, 2015, total debt increased by $88.1 million to $200.4 million at March 31, 2015 from $112.3 million at December 31, 2014.

The following is a summary of the net increase in our indebtedness from December 31, 2014 to March 31, 2015:

Facility	Increase/ (decrease)
U.S. Revolver	$(6.3) million
Canadian Revolver	(0.4) million
Specialized export facility	(1.5) million
Note payable—bank (insurance premiums)	0.7 million
Comerica Term loan	12.0 million
Note payable—Terex	(0.3) million
Capital leases-buildings	(0.2) million
Capital leases-equipment	(0.2) million
Convertible note—Perella	14.3 million
ASV Term loan	(0.5) million
ASV Revolving Credit Facility	12.6 million
Sabre notes payable	0.8 million
PM working capital borrowings (See note 13 for details)	20.3 million
PM Term loans (See note 13 for details)	36 million
CVS notes payable	3.6 million
CVS working capital borrowings	(2.8) million

$88.1 million

Outstanding borrowings and required payments

The following is a summary of our outstanding borrowings at March 31, 2015:

(In millions)

	Outstanding Balance	Interest Rate	Interest Paid	Principal Payment
U.S Revolver	$27.9	2.91 to 5.75%	Monthly	August 19, 2018 maturity
Canadian Revolver	8.2	4.60 to 6.35%	Monthly	August 19, 2018 maturity
Specialized export facility	1.3	2.85%	Monthly	60 days after shipment or 5 days after receipt of payment
Load King bank debt	1.0	3.00 to 6.25%	Monthly	$0.02 million monthly including interest
Load King debt (SD Board of Economic Development	0.8	3.00%	Monthly	$0.005 million monthly including Interest
Note payable bank (insurance premiums)	0.7	3.35%	Monthly	$0.08 million monthly
Note payable—Terex	0.2	6.00%	Quarterly	$0.25 million March 1, 2016 ($0.15 million can be paid in stock)
Note payable—Terex	1.6	4.50%	Semi-Annual	$0.04 million interest payment June 19, 2015 and $1.64 million interest and principle payment on December 19, 2015
Convertible note—Terex	6.6	7.5%	Semi-Annual	December 19, 2019 maturity
Convertible note—Perella	14.3	7.5%	Semi-Annual	January 7, 2021 maturity
Comerica Term loan	12.0		Quarterly	$0.50 million quarterly principle payments unpaid balance due August 19, 2018
ASV revolving credit facility	16.2	4.0%	Monthly	December 19, 2019 maturity
ASV Term loan	39.5	10.50%	Monthly	$0.50 million quarterly plus interest unpaid balance due December 19, 2019
Capital lease—cranes for sale	1.5	4.4 to 6.36%	Monthly	Over 36 or 60 months
Capital lease—Georgetown facility	2.0	12.00%	Monthly	$0.07 million monthly payment includes interest
Acquisition note—Valla	0.2	1.5%	Annually	$0.1 in 2015 and 2016
Equipment note—Sabre	0.4	4.0%	Monthly	$0.03 million monthly
Inventory note—Sabre	0.4	4.0%	Monthly	$0.03 million monthly
Capital leases—Winona facility	0.5	6.13%	Monthly	To be paid in 2015

PM Term loan	36.0	2.53 to 5.24%	Various

Principal and interest payments on a significant portion of the term debt has been deferred. For certain components of the term debt principal payments do not begin until June 2015, June 2017 or June 2019. PM will be required to make principal payment of approximately $3,000 during the next twelve months. Additionally, PM will be required to make cash interest payments during the next twelve months on approximately $15 million of its term debt.

PM short-term working capital borrowings	20.3	2.05 to 3.55%	Monthly	Upon payment of invoice or letter of credit
CVS notes payable	3.6	0.50 to 3.65%	Quarterly/Semi Annual	Over 12 quarters and 19 semi-annual payments
CVS short-term working capital borrowings	5.2	2.25 to 6.35%	Monthly	Upon payment of invoice or letter of credit

	$200.4

Future availability under credit facilities

As stated above, the Company had cash of $5.6 million and approximately $14.8 million available to borrow under its credit facilities at March 31, 2015. ASV has a revolving credit facility with approximately $6.6 million of availability which is for its sole use.

CVS and the PM Group have their own working capital facilities. As stated above, any future advances against the Italian facilities are dependent on having available collateral. Additionally, the Company is permitted to make limited advances to the Italian operations if needed under the Company’s credit facilities.

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

The collateral formula for the U.S. credit facility limits borrowing against inventory to 50% of eligible inventory (work in process inventory is excluded) and caps total borrowing against our inventory at $26.5 million in the U.S. and CDN $10.5 million in Canada. If our revenues were to increase significantly in the future, the provision limiting borrowing against inventory to 50% of eligible inventory may result in additional cash constraints. Our banks have increased these caps in the past to support our growth. There is, however, no assurance that the banks will do this in the future.

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

2015

Operating activities consumed $15.4 million of cash for the three months ended March 31, 2015 comprised of net income of $0.1 million, non-cash items that totaled $4.0 million and changes in assets and liabilities, which consumed $19.5

The principal non-cash items are depreciation and amortization of $2.9 million, shared based compensation of $0.6 million, amortization of deferred financing costs of $0.3 million, and $0.2 amortization of debt discounts. The change in assets and liabilities which consumed $19.5 million in cash is principally attributed to paying taxes on the conversion of ASV to an LLC for which a payable of $16.5 million had been established at December 31, 2014. Changes in other assets liabilities consumed an additional $3.0 million, which is principally related to increase in inventory of $3.3 million and an increase in prepaid expenses of $3.2 million offset by an increase in accounts payable of $1.9 million. The increase in inventory is attributed to having PM knuckle boom cranes and crane kits in the United States inventory. The crane kits will be mounted on chassis in the United States. These actions have been taken to assist the Company in its efforts to increase PM market penetration in the United States. The increase in prepaid expenses is due to an increase in prepaid insurance (new insurance policy year) and an increase in prepaid taxes in Europe. The increase in accounts payable is due to s and timing of payments to our vendors.

Investing activities for the three months ended March 31, 2015 consumed $19.5 million of cash which primarily represents an acquisition of a business and to a lesser extent investment in equipment.

Financing activities provided $37.2 million in cash for the three months ended March 31, 2015, which compares to the $1.1 million in cash used for the comparable period. The increase in borrowings is principally attributed to an increase in borrowing to purchase the PM Group ($15.0 million convertible debt and $14.0 million term loan), an increase under the ASV revolving credit facility (paid taxes on conversion to an LLC) offset by a net decrease in borrowings under the Company’s North American revolving credit facilities & Italian working capital facilities along with term debt and capital leases payments.

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

Financing activities consumed $1.1 million in cash for the three months ended March 31, 2014. The decrease is attributed to a $1.0 million decrease in outstanding debt under the Company’s revolving credit facilities and working capital facilities as note payments and capital lease payments which totaled $0.8 million and new borrowing of $0.7 million essentially offset each other.

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

Critical Accounting Policies

See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, for a discussion of the Company’s other critical accounting policies.

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

In April 2015, the FASB issued ASU 2015-03, “Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs,” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for reporting periods beginning after December 15, 2015 and interim periods within those fiscal years with early adoption permitted. ASU 2015-03 should be applied on a retrospective basis, wherein the balance sheet of each period presented should be adjusted to reflect the effects of adoption. Adoption of this guidance is not expected to have a significant impact on the determination or reporting of the Company’s financial results.

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

Additionally, various Italian banks have issued performance bonds which total €533($572) which are also guaranteed by the Company.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

The company’s market risk disclosures have not materially changed since the 2014 Form 10-K was filed. The company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the company’s Annual Report on Form 10-K, for the year ended December 31, 2014.

Item 4—Controls and Procedures

Disclosure Controls and Procedures

The Company under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2015.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2015 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A—Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2014.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s credit agreement with Comerica Bank directly restricts the Company’s ability to declare or pay dividends without Comerica’s consent. In addition, pursuant to the Company’s credit agreement with Comerica, the Company must maintain as specified in the agreement a Debt Service ratio and Funded Debt to EBITDA ratio.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publically Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1—January 31, 2015	—	—	—	—
February 1—February 28, 2015	—	—	—	—
March 1—March 31, 2015	—	—	—	—

	—	—	—	—

Item 3—Defaults Upon Senior Securities

None

Item 4—Mine Safety Disclosures

Not applicable

Item 5—Other Information

Not applicable.

Item 6—Exhibits

See the Exhibit Index set forth below for a list of exhibits included with this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1

Amendment No. 6 to Credit Agreement dated as of January 6, 2015 by and among Manitex International, Inc., Manitex, Inc., Manitex Sabre, Inc., Badger Equipment Company and Manitex Load King, Inc. as the U.S. Borrowers, Manitex Liftking ULC, as the Canadian Borrower, The Other Persons Party hereto that are designed as Lenders, Comerica Bank, a U.S. Lender, a US Issuing Lender, the U.S. Swing Line Lender and as U.S. Agent, Comerica as a Canadian Lender, a Canadian Issuing Lender and the Canadian Swing Line Lender and as Canadian Agent, Fifth Third Bank, as a US Lender and HSBC Bank USA, N.A., as a US Lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 12, 2015).

10.2

Note Purchase Agreement, dated as of January 7, 2015, by and among Manitex International, Inc., MI Convert Holdings LLC and Invemed Associates LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 12, 2015).

10.3

Registration Rights Agreement, dated as of January 7, 2015, by and among Manitex International, Inc., MI Convert Holdings LLC and Invemed Associates LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on January 12, 2015).

10.4

Amended and Restated Credit Agreement, dated as of January 9, 2015, by and among Manitex International, Inc., Manitex, Inc., Manitex Sabre, Inc., Badger Equipment Company and Manitex Load King, Inc. as the U.S. Borrowers, Manitex Liftking ULC, as the Canadian Borrower, the other persons party thereto that are designed as credit parties, Comerica Bank, for itself as U.S. Revolving Lender, a U.S. Term Lender, the U.S. Swing Line Lender and a U.S. L/C Issuer and as U.S. Agent for all lenders, Comerica through its Toronto branch, for itself, as a Canadian Lender and the Canadian Swing Line Lender and as Canadian Agent for all Canadian lenders, the other financial institutions party thereto, as lenders, Comerica Bank as Administrative Agent, Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on January 12, 2015).

10.5

Amendment No. 1 to Amended and Restated Credit Agreement, dated as of January 9, 2015, by and among Manitex International, Inc., Manitex, Inc., Manitex Sabre, Inc., Badger Equipment Company and Manitex Load King, Inc. as the U.S. Borrowers, Manitex Liftking ULC, as the Canadian Borrower, the other persons party thereto that are designed as credit parties, Comerica Bank, for itself as U.S. Revolving Lender, a U.S. Term Lender, the U.S. Swing Line Lender and a U.S. L/C Issuer and as U.S. Agent for all lenders, Comerica through its Toronto branch, for itself, as a Canadian Lender and the Canadian Swing Line Lender and as Canadian Agent for all Canadian lenders, the other financial institutions party thereto, as lenders, Comerica Bank as Administrative Agent, Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 27, 2015).

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

101*

The following financial information from Manitex International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Income for the three months ended March 31, 2015 and 2014 (ii) Statement of Comprehensive Income for three months ended March 31, 2015 and 2014 (ii) Balance Sheets as of March 31, 2015 and December 31, 2014, (iii) Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (iv) Notes to Unaudited Interim Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 11, 2015

By:	/S/ DAVID J. LANGEVIN
David J. Langevin
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 11, 2015

By:	/S/ DAVID H. GRANSEE
David H. Gransee
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)