Form 10-Q
period 2015-06-30
Manitex International, Inc.
filed 2015-08-10
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the registrant’s common stock, no par, outstanding at August 5, 2015 was 16,014,594

MANITEX INTERNATIONAL, INC.

FORM 10-Q INDEX

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	Unaudited	Unaudited
ASSETS
Current assets
Cash	$6,308	$4,370
Trade receivables (net)	78,457	60,855
Accounts receivable from related party	887	8,609
Other receivables	4,107	243
Inventory (net)	124,529	96,722
Deferred tax asset	1,324	1,325
Prepaid expense and other	4,927	1,733

Total current assets	220,539	173,857

Total fixed assets (net)	44,073	28,584
Intangible assets (net)	75,510	51,922
Deferred tax asset	11,253	2,081
Goodwill	82,012	52,935
Other long-term assets	6,070	4,176
Non-marketable equity investment	5,872	5,951

Total assets	$445,329	$319,506

LIABILITIES AND EQUITY
Current liabilities
Notes payable—short term	$34,343	$11,999
Revolving credit facilities	781	2,798
Current portion of capital lease obligations	1,705	1,631
Accounts payable	57,480	36,006
Accounts payable related parties	2,480	503
Income tax payable on conversion of ASV	—	16,500
Accrued expenses	21,315	16,386
Other current liabilities	4,887	2,407

Total current liabilities	122,991	88,230

Long-term liabilities
Revolving term credit facilities	54,267	46,457
Notes payable	82,950	40,088
Capital lease obligations	1,979	2,710
Convertible note-related party (net)	6,671	6,611
Convertible note (net)	14,334	—
Deferred gain on sale of building	1,078	1,268
Deferred tax liability	17,464	4,163
Other long-term liabilities	6,299	1,973

Total long-term liabilities	185,042	103,270

Total liabilities	308,033	191,500

Commitments and contingencies
Equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at June 30, 2015 and December 31, 2014	—	—
Common Stock—no par value 25,000,000 shares authorized, 16,014,594 and 14,989,694 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	92,462	82,040
Paid in capital	2,811	1,789
Retained earnings	21,874	21,960
Accumulated other comprehensive loss	(3,563)	(1,023)

Equity attributable to shareholders of Manitex International, Inc.	113,584	104,766
Equity attributable to noncontrolling interest	23,712	23,240

Total equity	137,296	128,006

Total liabilities and equity	$445,329	$319,506

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	Unaudited	Unaudited	Unaudited	Unaudited
Net revenues	$105,604	$68,399	$211,486	$130,975
Cost of sales	86,052	55,255	173,331	106,227

Gross profit	19,552	13,144	38,155	24,748
Operating expenses
Research and development costs	2,018	578	3,234	1,298
Selling, general and administrative expenses	12,890	7,388	28,135	14,661

Total operating expenses	14,908	7,966	31,369	15,959

Operating income	4,644	5,178	6,786	8,789
Other income (expense)
Interest expense	(3,899)	(716)	(6,833)	(1,521)
Foreign currency transaction (loss) gain	(266)	86	679	75
Other income (loss)	11	(125)	1	(138)

Total other expense	(4,154)	(755)	(6,153)	(1,584)

Income before income taxes and loss in non-marketable equity interest	490	4,423	633	7,205
Income tax	134	1,437	168	2,342
Loss in non-marketable equity interest, net of taxes	(40)	—	(79)	—

Net income	$316	$2,986	$386	$4,863
Net income attributable to noncontrolling interest	(178)	—	(472)	—

Net income (loss) attributable to shareholders of Manitex International, Inc.	$138	$2,986	$(86)	$4,863

Earnings (Loss) Per Share
Basic	$0.01	$0.22	$(0.01)	$0.35
Diluted	$0.01	$0.22	$(0.01)	$0.35
Weighted average common shares outstanding
Basic	16,014,059	13,822,383	15,925,241	13,814,848
Diluted	16,031,011	13,874,289	15,925,241	13,857,398

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	Unaudited	Unaudited	Unaudited	Unaudited
Net income:	$316	$2,986	$386	$4,863
Other comprehensive income (loss)
Foreign currency translation adjustments	1,503	222	(2,540)	(69)
Derivative instrument fair market value adjustment—net of income taxes	—	—	—	7

Total other comprehensive income (loss)	1,503	222	(2,540)	(62)

Comprehensive income (loss)	1,819	3,208	(2,154)	4,801
Comprehensive income attributable to noncontrolling interest	(178)	—	(472)	—

Total comprehensive income (loss) attributable to shareholders of Manitex International, Inc.	$1,641	$3,208	$(2,626)	$4,801

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2015	2014
	Unaudited	Unaudited
Cash flows from operating activities:
Net income	$386	$4,863
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	5,986	2,226
Changes in allowances for doubtful accounts	(99)	78
Changes in inventory reserves	375	(123)
Deferred income taxes	71	—
Amortization of deferred financing cost	615	—
Amortization of debt discount	341	—
Change in value of interest rate swaps	(357)	—
Loss in non-marketable equity interest	79	—
Share-based compensation	866	712
Gain on disposal of fixed assets	(106)	—
Reserves for uncertain tax provisions	8	10
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	10,737	(13,490)
(Increase) decrease in accounts receivable finance	—	107
(Increase) decrease in inventory	(6,757)	(6,958)
(Increase) decrease in prepaid expenses	(3,239)	(775)
(Increase) decrease in other assets	(22)	(2)
Increase (decrease) in accounts payable	(107)	4,308
Increase (decrease) in accrued expense	(2,942)	(277)
Increase (decrease) in income tax payable on ASV conversion	(16,500)	—
Increase (decrease) in other current liabilities	1,252	1,256
Increase (decrease) in other long-term liabilities	1,004	(31)

Net cash used for operating activities	(8,409)	(8,096)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(13,747)	—
Proceeds from the sale of fixed assets	178	—
Purchase of property and equipment	(1,395)	(446)
Investment in intangibles other than goodwill	(173)	—

Net cash used for investing activities	(15,137)	(446)

Cash flows from financing activities:
Borrowing on revolving term credit facilities	6,594	4,103
Net borrowings (repayments) on working capital facilities	(2,941)	2,350
New borrowings—convertible notes	15,000	—
New borrowings—term loan	14,000	677
New borrowings—other	4,667	—
Bank fees and cost related to new financing	(1,074)	—
Note payments	(8,912)	(725)
Shares repurchased for income tax withholding on share-based compensation	(3)	(6)
Payments on capital lease obligations	(1,011)	(710)

Net cash provided by financing activities	26,320	5,689

Net increase (decrease) in cash and cash equivalents	2,774	(2,853)
Effect of exchange rate changes on cash	(836)	(49)
Cash and cash equivalents at the beginning of the year	4,370	6,091

Cash and cash equivalents at end of period	$6,308	$3,189

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

CVS Ferrari, srl (“CVS”) designs and manufactures a range of reach stackers and associated lifting equipment for the global container handling market that are sold through a broad dealer network. CVS’s Valla division (“Valla”), which is located in Piacenza, Italy, offers a full range of precision pick and carry cranes ranging in size from 2 to 90 tons, using electric, diesel, and hybrid power options. Its cranes offer wheeled or tracked, and fixed or swing boom configurations, with special applications designed specifically to meet the needs of its customers.

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

ASV Segment

On December 19, 2014, the Company acquired 51% of A.S.V., Inc. from Terex Corporation (“Terex”). In connection with the acquisition, ASV was converted to an LLC and its name was changed to A.S.V., LLC (ASV). ASV, located in Grand Rapids, Minnesota, manufactures a line of high quality compact rubber tracked and skid steer loaders. The ASV products are distributed through the Terex distribution channels as well as through Manitex and other independent dealers. The products are used in the site clearing, general construction, forestry, golf course maintenance and landscaping industries, with general construction being the largest market.

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

2. Basis of Presentation

The accompanying consolidated financial statements, included herein, have been prepared by the Company without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed) necessary for a fair presentation of the Company’s financial position as of June 30, 2015, and results of its operations and cash flows for the periods presented. The consolidated balances as of December 31, 2014 were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the year.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amounts the Company’s customers are invoiced and do not bear interest. Accounts Receivable is reduced by an allowance for amounts that may become uncollectible in the future. The Company’s estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where the Company has information that the customer may have an inability to meet its financial obligations. The Company had allowances for doubtful accounts of $319 and $458 at June 30, 2015 and December 31, 2014, respectively.

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

Litigation Claims

In determining whether liabilities should be recorded for pending litigation claims, the Company must assess the allegations and the likelihood that it will successfully defend itself. When the Company believes it is probable that it will not prevail in a particular matter, it will then make an estimate of the amount of liability based, in part, on the advice of legal counsel.

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

PM historically grouped all operating expenses and did not classify them as either cost of sales or as selling, general and administrative expenses. For the quarter ending March 31, 2015, operating expenses were classified as either cost of sales or selling, general and administrative expense. This classification was based on the information that was available at the time. Subsequent to first quarter 2015, PM has refined the calculation and has determined that $1,710 of expense classified as selling, general and administrative expense should have been included in cost of sales in the first quarter of 2015. This reclassification has been reflected in the Income Statement for both the three and six months ended June 30, 2015.

3. Acquisitions

PM Group

On July 21, 2014 Manitex International, Inc. (the “Company”) entered into a series of agreements to acquire PM S.p.A, (“PM Group”), a manufacturer of truck mounted cranes based in San Cesario sul Panaro, Modena, Italy. On January 15, 2015, the Company’s acquisition of PM closed.

The fair value of the purchase consideration is shown below:

Cash	€17,142	$20,312
994,483 shares of Manitex International, Inc.	8,710	10,124

Total purchase consideration	€25,852	$30,436

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

Purchase price allocation:

Cash invested in PM	€5,994	$6,965
Trade receivables	19,015	22,475
Inventory	20,088	23,743
Other receivables and prepaid expenses	3,746	4,428
Total fixed assets	14,674	17,344
Customer relationships	10,841	12,813
Trade name and trademarks	5,850	6,914
Patented & Unpatented Technology	7,657	9,050
Goodwill	26,272	31,052
Deferred net tax assets	8,190	9,680
Other long term assets	1,267	1,497
Accounts payable	(22,020)	(26,026)
Accrued expenses and accruals	(7,343)	(8,679)
Other current liabilities	(1,188)	(1,404)
Deferred tax liability	(11,595)	(13,705)
Other long-term liabilities	(2,973)	(3,514)
Assumed non-recourse debt	(52,623)	(62,197)

Net assets acquired	€25,852	$30,436

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

Non-recourse PM debt: Under the transaction, PM remains obligated for the following debt:

Term debt—interest bearing	€23,247	$27,477
Term debt—non-interest bearing	10,289	12,161
Fair market adjustment for non-interest bearing debt	(1,460)	(1,726)
Working capital borrowing	18,827	22,252
Interest rate swap derivative contract	1,720	2,033

Total assumed non-recourse debt	€52,623	$62,197

Non-interest bearing debt. In connection with the acquisition, the Company assumed non-interest bearing debt of €10,289. The fair value of the non-interest bearing debt was determined to be €8,829 or $10,435. The fair value of the non-interest bearing debt was calculated to equal the present value of future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of 5.24% was determined to be the appropriate rate following an assessment of the risk inherent in the debt issued and the market rate for debt of this nature using corporate credit ratings.

The interest rate swap derivative was valued at its fair value, which is based on quotes from a financial institution.

Tangible assets and liabilities: The tangible assets and liabilities were valued at their respective carrying values by PM, except for certain adjustments necessary to state such amounts at their estimated fair values at the acquisition date. Significant fair market adjustments were made to increase inventory by €771 and to decrease fixed assets by €3,647.

Intangible assets: There are three fundamental methods applied to value intangible assets outlined in FASB ASC 820. These methods include the Cost Approach, the Market Approach, and the Income Approach. Each of these valuation approaches were considered in our estimation of value.

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

Goodwill: Goodwill represents the excess of total consideration paid and the fair value of net assets acquired. The recognition of goodwill of $31,052 reflects the inherent value in the PM reputation, which has been built since being founded in 1959 and the prospects for significant future earnings.

In calculating the Company’s deferred tax liabilities the fact that goodwill is not deductible was considered.

Acquisition transaction costs: Cost and expenses related to the acquisition have been expensed as incurred and recorded in selling, general and administrative expenses. The Company incurred fees of $194 for legal services, $750 for acquisition related bonus payments, $347 for accounting services in connection with the prior year audit of PM financial statements and $294 for other costs related to the acquisition.

The results of the acquired PM operations have been included in our consolidated statement of operations since the acquisition date. PM is included in the Lifting segment for segment reporting purposes.

The following unaudited pro forma information assumes the acquisition of PM occurred on January 1, 2014. The unaudited pro forma results have been prepared for informational purposes only and do not purport to represent the results of operations that would have been had the acquisition occurred as of the date indicated, nor of future results of operations. The unaudited pro forma results for the three and six months ended June 30, 2015 and 2014 are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net revenues	$105,604	$93,784	$213,785	$177,866
Net income attributable to shareholders of Manitex International, Inc.	$195	$1,324	$292	$418
Income per share:
Basic	$0.01	$0.09	$0.02	$0.03
Diluted	$0.01	$0.09	$0.02	$0.03
Weighted average common shares outstanding:
Basic	16,014,059	14,816,866	16,008,115	14,809,331
Diluted	16,031,011	14,868,772	16,016,591	14,835,284

Pro Forma Adjustment Note

The following table summarizes the pro forma adjustment that modify historical results:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
		Dr. (Cr.)
Record interest expense on Manitex debt issued in connection with the acquisition	$—	$498	$33	$994
Transfer transaction costs incurred between periods	(88)	88	(1,148)	1,148
Eliminate impact of capitalizing Research and Development by PM	—	368	(45)	436
Adjust depreciation to reflect fair values and current lives	—	(130)	(11)	(240)
Adjust amortization to reflect fair value on intangible assets and current lives	—	580	90	1,133
Eliminate historic interest expense on debt forgiven or converted to non-interest debt	—	(490)	(14)	(992)
Record amortization of debt discount on non-interest bearing debt	—	103	27	282
Transfer amortization of inventory step up between periods	(182)	211	(912)	1,030
Eliminate profit on debt restructuring (this was not a taxable event)	—	—	6,298	—
Record income tax impact on the above pro forma adjustments	880	(407)	662	(1,268)

Columbia Tanks

On March 12, 2015 the Company’s subsidiary, Manitex Sabre, entered into an inventory purchase agreement and an equipment purchase agreement with Columbia Tanks LLC, an Indiana company and J.F. Henry, the “Member”, for the purchase of inventory and used manufacturing equipment. In a separate agreement with F.H. Associates, the Company entered into a three year lease of a 99,000 square foot manufacturing facility at an annual rent commencing at $240 per annum. The lease is renewable after three years at the Company’s option.

The purchase price allocation is preliminary and the balance is subject to a final review of inventory, equipment and intangible assets.

The fair value of the purchase consideration was $1,214 in total as shown below:

Cash	$400
Seller notes	814

Total purchase consideration	$1,214

Seller Note. In connection with the inventory and equipment purchases, the Company issued two non-interest bearing notes for $450 and $390 that mature on August 31, 2016 and May 31, 2016, respectively. The fair value of Inventory Note and the Equipment Note was determined to be $436 and $378. The fair value of the notes was calculated to equal the present value of future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of 4.0% was determined to be the appropriate rate following an assessment of the risk inherent in the debt issued and the market rate for debt of this nature using corporate credit ratings.

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

ASV Stock Purchase

On December 19, 2014, the Company closed on the ASV Stock Purchase Agreement entered into between the Company and Terex Corporation (“Terex”) on October 29, 2014, pursuant to which the Company purchased 51% of the issued and outstanding shares of ASV Inc. a Grand Rapids, Minnesota-based manufacturer of a broad line of technology leading compact rubber tracked and skid steer loaders and accessories that had been a wholly owned subsidiary of Terex since 2008.

The fair value of the purchase consideration was $49,787 in total as shown below:

Cash	$25,000
Note payable to seller	1,411
Fair value of non-controlling interest in ASV	23,376

Total purchase consideration	$49,787

Under the acquisition method of accounting, in accordance ASC 805, Business Combinations, the assets acquired and liabilities assumed are valued based on their estimated fair values as of the date of the acquisition. The excess of the purchase price over the aggregate estimated fair value of net assets acquired was allocated to goodwill. At December 31, 2014, it was stated that the purchase price allocation was preliminary and was subject to final review of certain items including inventory, accrual and receivable balances. During the current quarter, the purchase price allocation was adjusted. Adjustments for the following reasons to the previously reported provisional assets or liabilities were made:

• Record liabilities that existed at acquisition date that had not been recorded	$115
• Adjustment to reduce the value of certain inventory based on obtaining additional information	460
• Eliminate value assigned to fixed assets determined not to exist at date of acquisition	262
• Increase reserves for potential product liability suits based on additional information	3,199
• Adjustment to reserves for worker compensation claims based on additional information	69

$4,105

The balance sheet at December 31, 2014 was restated to reflect the above changes to ASV purchase price allocations as follows:

Account	Provisional amount recorded as of December 31, 2014	Adjustment to purchase price allocation	Revised Provisional amount recorded as of December 31, 2014
Goodwill	$26,744	$4,105	$30,849
Inventory	27,217	(460)	26,757
Fixed Assets	19,177	(262)	18,915
Accrued Expenses	(3,975)	(3,383)	(7,358)

The above adjustments are non-cash items and, therefore, do not have an impact on the Statement of Cash Flows for the period ended December 31, 2014. At June 30, 2015, the purchase price allocation continues to be preliminary and is subject to final review of certain items including inventory, accrual and receivable balances.

The following table summarizes the preliminary allocation of the ASV acquisition consideration to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Purchase price allocation:

Cash	$2
Accounts receivable	18,232
Prepaid Expenses	71
Inventory	26,757
Total fixed assets	18,915
Customer relationships	16,000
Trade name and trademarks	7,000
Patented & unpatented technology	8,000
Goodwill	30,849
Capitalized debt issuance costs	2,767
Accounts payable	(9,459)
Accrued expenses	(7,358)
Accrued conversion tax	(16,500)
Accrued pension liability	(839)
Assumption of non-recourse ASV debt	(44,650)

Net assets acquired	$49,787

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

Tangible assets and liabilities: The tangible assets and liabilities were valued at their respective carrying values by ASV, except for certain adjustments necessary to state such amounts at their estimated fair values at acquisition date. Fair market adjustments to fixed assets and inventory of $4,129 were recorded.

Intangible assets: There are three fundamental methods applied to value intangible assets outlined in FASB ASC 820. These methods include the Cost Approach, the Market Approach, and the Income Approach. Each of these valuation approaches were considered in our estimation of value.

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

Goodwill: Goodwill represents the excess of total consideration paid over the fair value of net assets acquired. The recognition of goodwill of $30,849 reflects the inherent value in the ASV reputation, which has been built since being founded in 1983 and the prospects for significant future earnings.

For income tax purposes, intangible assets and goodwill will be amortized and will result in future tax deductions.

Accrued conversion tax: In connection with the acquisition, the Board of Directors of ASV, Inc. agreed to a Plan of Conversion to convert ASV, Inc., from a corporation into a Minnesota limited liability company. Under the plan, all of the issued and outstanding shares of ASV, Inc. were cancelled and an equal number of limited liability company membership interests were issued to the members of ASV LLC, on a one-for-one basis. In connection with the conversion, ASV had a taxable gain.

Acquisition transaction costs: Costs and expenses related to the acquisition have been expensed as incurred and recorded in selling, general and administrative expenses. The Company incurred fees of $100 for legal services, $750 for acquisition related bonus payments, $325 for accounting services in connection with the prior year audit of ASV financial statements and $46 for Valuation services.

The results of the acquired ASV operations have been included in our consolidated statement of operations since the acquisition date. ASV is being treated as its own segment for segment reporting purposes.

4. Financial Instruments—Forward Currency Exchange Contracts and Interest Rate Swap Contracts

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis as of June 30, 2015 and December 31, 2014 by level within the fair value hierarchy. As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is summary of items that the Company measures at fair value on a recurring and nonrecurring basis:

	Fair Value at June 30, 2015
	Level 1	Level 2	Level 3	Total
Asset
Forward currency exchange contracts	$—	$409	$—	$409

Total current assets at fair value	$—	$409	$—	$409

Liabilities:
Forward currency exchange contracts	$—	$20	$—	$20
Interest rate swap contracts	—	1,562	—	1,562
PM contingent liabilities	—	—	1,219	1,219
Valla contingent consideration	—	—	250	250

Total recurring long-term liabilities at fair value	$—	$1,582	$1,469	$3,051

	Fair Value at December 31, 2014
	Level 1	Level 2	Level 3	Total
Asset
Forward currency exchange contracts	$—	$268	$—	$268

Total current assets at fair value	$—	$268	$—	$268

Liabilities:
Forward currency exchange contracts	$—	$29	$—	$29
Convertible debt-Terex (see Note 14) (nonrecurring)	—	6,607	—	6,607
Valla contingent consideration	—	—	250	250

Total recurring and nonrecurring long-term liabilities at fair value	$—	$6,636	$250	$6,886

Fair Value Measurements

ASC 820-10 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	—	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	—	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3	—	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

Fair value of the forward currency contracts are determined on the last day of each reporting period using observable inputs, which are supplied to the Company by the foreign currency trading operation of its bank and are Level 2 items.

5. Derivatives Financial Instruments

The Company’s risk management objective is to use the most efficient and effective methods available to us to minimize, eliminate, reduce or transfer the risks which are associated with fluctuation of exchange rates between the Canadian dollar, Euro, Chilean Peso and the U.S. dollar.

Forward Currency Contracts

When the Company’s Canadian subsidiary receives a significant new U.S. dollar order, management will evaluate different options that may be available to mitigate future currency exchange risks. The decision to hedge future sales is not automatic and is decided case by case. The Company will only use hedge instruments to hedge firm existing sales orders and not estimated exposure, when management determines that exchange risks exceeds desired risk tolerance levels. The forward currency contracts used to hedge future sales are designated as cash flow hedges under ASC 815-10 provided certain criteria are met.

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

As required, forward currency contracts are recognized as an asset or liability at fair value on the Company’s Consolidated Balance Sheet. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (date of sale). Gains or losses on cash flow hedges when recognized into income are included in net revenues. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The Company expects minimal ineffectiveness as the Company has hedged only firm sales orders and has not hedged estimated exposures. As of June 30, 2015, the Company had no outstanding forward currency contracts that were in place to hedge future sales. Therefore, there are currently no unrealized pre-tax gains or loss which will be reclassified from other comprehensive income into earnings during the next 12 months.

At June 30, 2015, the Company had entered into a forward currency exchange contract. The contract obligates the Company to purchase approximately CDN $125. The contract matures on July 10, 2015. Under the contract, the Company will purchase Canadian dollars at an exchange rate of $0.8012. The Canadian to US dollar exchange rates was $0.8006 at June 30, 2015. At June 30, 2015, the Company had forward currency contracts to sell Euros. The contracts obligate the Company to sell approximately €1,479 in total. The contracts, which are in various amounts, mature between July 2, 2015 and July 1, 2016. Under the contracts, the Company will sell Euros at exchange rates between $1.0634 and $1.4307. The Euro to US dollar exchange rate was 1.1154 at June 30, 2015.

The Company’s PM Group has an intercompany receivable denominated in Euros from its Chilean subsidiary. At June 30, 2015, the Company has entered into two forward contracts the purpose of which is to mitigate the income effect related to this intercompany receivable that results with a change in exchange rate between the Euro and the Chilean peso. The first contract obligates the Company to purchase €2,600 at $1.148. The second contract obliges the Company to sell 1,840,000 Chilean pesos at an exchange rate of 616.4567 per U.S. dollar. These two contracts achieve the desired purpose as U.S. dollar amounts involved in the two forward contracts offset each other.

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

A contract signed by PM Group, for an original notional amount of € 20,000 (€ 20,000 at June 30, 2015), maturing on February 3, 2017 with interest payable every February 3 and August 3 each year. PM Group pays interest at a rate of 3.48% and receives from the counterparties interest at the Euro Interbank Offered Rate (“Euribor”) for the period in question.

A contract signed by PM Group, for an original notional amount of € 8,496 (€ 1,444 at June 30, 2015), maturing on January 29, 2016 with interest payable every January 30 and July 30 each year. PM Group pays interest at a rate of 2.99% and receives from the counterparties interest at the Euribor rate for the period in question.

As of June 30, 2015, the Company had the following forward currency contracts and interest rate swaps:

Nature of Derivative	Currency	Amount	Type
Forward currency purchase contract	Canadian dollar	125	Not designated as hedge instrument
Forward currency sales contracts	Euro	1,479	Not designated as hedge instrument
Forward currency purchase contract	Euro	2,600	Not designated as hedge instrument
Forward currency sales contracts	Chilean peso	1,840,000	Not designated as hedge instrument
Interest rate swap contracts	Euro	21,444	Not designated as hedge instrument

The following table provides the location and fair value amounts of derivative instruments that are reported in the Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014:

Total derivatives NOT designated as a hedge instrument

		Fair Value
	Balance Sheet Location	June 30, 2015	December 31, 2014
Asset Derivatives
Foreign currency exchange contract	Prepaid expense and other	$409	$268

Liabilities Derivatives
Foreign currency exchange contract	Accrued expense	$20	$29
Interest rate swap contracts	Notes payable	1,562	—

Foreign currency exchange contract	Accrued expense	$1,582	$29

Total derivatives designated as a hedge instrument

Fair Value
Liabilities Derivatives	Balance Sheet Location	June 30, 2015	December 31, 2014
None		$—	$—

The following tables provide the effect of derivative instruments on the Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014:

	Location of gain or (loss) recognized in Income Statement	Gain or (loss)
		Three months ended June 30,		Six-months ended June 30,
		2015	2014	2015	2014
Derivatives Not designated as Hedge Instrument
Forward currency contracts	Foreign currency transaction(losses)	$174	$(10)	$(13)	$(69)
Interest rate swap contracts	Interest expense	$6	$—	$360	$—

		Gain or (loss)
	Location of gain or (loss) recognized in Income Statement	Three months ended June 30,		Six months ended June 30,
		2015	2014	2015	2014
Derivatives designated as Hedge Instrument
Forward currency contracts	Net revenues	$—	$—	$—	$(26)

The following table shows the beginning and ending amounts of gains and losses related to hedges which have been included in Other Comprehensive Income and related activity net of income taxes for the three and six months ended June 30, 2015 and 2014.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Beginning balance (loss) gain, net of income taxes	$—	$—	$—	$(7)
Amounts recorded in OCI net of (loss) gain, net of income taxes	—	—	—	(11)
Amount reclassified to income, loss (gain), net of income taxes	—	—	—	18

Ending balance gain (loss), net of income taxes	$—	$—	$—	$—

The Counterparty to each of the currency exchange forward contracts is a major financial institution with credit ratings of investment grade or better and no collateral is required. Management continues to monitor counterparty risk and believes the risk of incurring losses on derivative contracts related to credit risk is unlikely.

6. Net Earnings (Loss) per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of convertible debt and restricted stock units. Details of the calculations are as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income (loss) attributable to shareholders of Manitex International, Inc.
Basic	$138	$2,986	$(86)	$4,863
Diluted	$138	$2,986	$(86)	$4,863
Earnings (loss) per share
Basic	$0.01	$0.22	$(0.01)	$0.35
Diluted	$0.01	$0.22	$(0.01)	$0.35
Weighted average common shares outstanding
Basic	16,014,059	13,822,383	15,925,241	13,814,848

Diluted
Basic	16,014,059	13,822,383	15,925,241	13,814,848
Dilutive effect of restricted stock units	16,952	51,906	—	42,550

	16,031,011	13,874,289	15,925,241	13,857,398

There are 155,219 and 194,067 restricted stock units which are anti-dilutive and therefore not included in the average number of diluted shares shown above for the three and six months ended June 30, 2015, respectively.

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

Stock issued to employees and Directors

The Company issued shares of common stock to employees and Directors at various times in 2015 as restricted stock units issued under the Company’s 2004 Incentive Plan vested. Upon issuance entries were recorded to increase common stock and decrease paid in capital for the amounts shown below. The following is a summary of stock issuances that occurred during the period:

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
March 4, 2015	Directors	6,800	$77
June 5, 2015	Employees	1,142	12

		7,942	$89

On March 13, 2015, the Company paid a portion of officers and employee 2014 bonuses in stock. This resulted in an issuance of 22,868 shares with an aggregate value of $212. Upon issuance, the Company’s common stock was increased by $212 and the bonus accrual was decreased by a corresponding amount.

Stock Repurchase

On June 5, 2015, the Company purchased 393 shares of Common Stock from certain employees at $8.54 per share the closing price on that date. The stock was purchased from the employees to satisfy employees’ withholding tax obligations related to stock issued on June 5, 2015. Common stock was decreased by $3, the value of the shares purchased.

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

The following table contains information regarding restricted stock units:

June 30, 2015
Outstanding on January 1, 2015	85,384
Units granted during the period	145,979
Vested and issued	(30,810)
Forfeited	(6,486)

Outstanding on June 30, 2015	194,067

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

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $292 and $199 for the three months and $654 and $483 for the six months ended June 30, 2015and 2014, respectively. Additional compensation expense related to restricted stock units will be $602, $841 and $418 for the remainder of 2015, 2016 and 2017, respectively.

8. New Accounting Pronouncements

Recently Adopted Accounting Guidance

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted for periods beginning after December 15, 2016. The Company is evaluating the impact that adoption of this guidance will have on the determination or reporting of its financial results.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” (“ASU 2015-11”). ASU 2015-11 requires inventory be measured at the lower of cost and net realizable value and options that currently exist for market value be eliminated. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. ASU 2015-11 should be applied prospectively. The Company is evaluating the impact adoption of this guidance will have on determination or reporting of its financial results.

Except as noted above, the guidance issued by the FASB during the current year is not expected to have a material effect on the Company’s consolidated financial statements.

9. Inventory

The components of inventory are as follows:

	June 30 , 2015	December 31, 2014
Raw materials and purchased parts,	$87,288	$63,244
Work in process	10,772	9,257
Finished goods	26,469	24,221

Inventory, net	$124,529	$96,722

10. Goodwill and Intangible Assets

	June 30, 2015	December 31, 2014	Useful lives
Patented and unpatented technology	$30,169	$21,561	7-10 years
Amortization	(11,573)	(10,137)
Customer relationships	43,527	31,477	10-20 years
Amortization	(6,770)	(5,013)
Trade names and trademarks	22,265	15,875	25 years-indefinite
Amortization	(2,125)	(1,867)
Non-competition agreements	50	50	2-5 years
Amortization	(33)	(24)
Customer backlog	458	462	<1 year
Amortization	(458)	(462)

Total Intangible assets	$75,510	$51,922

Amortization expense for intangible assets was $1,534 and $658 for the three months and $2,765 and $1,317 for the six months ended June 30, 2015 and 2014, respectively.

Changes in goodwill for the six months ended June 30, 2015 are as follows:

	Equipment Lifting Segment	Equipment Distribution Segment	ASV Segment	Total
Balance January 1, 2015	$21,811	$275	$30,849	$52,935
Goodwill for PM Group acquisition	31,052	—	—	31,052
Effect of change in exchange rates	(1,975)	—	—	(1,975)

Balance June 30, 2015	$50,888	$275	$30,849	$82,012

11. Accrued Expenses

	June 30, 2015	December 31, 2014
Accrued expenses:
Accrued payroll	$3,225	$2,805
Accrued employee benefits	876	439
Accrued bonuses	268	1,226
Accrued vacation expense	2,395	1,309
Accrued consulting fees	—	223
Accrued interest	274	375
Accrued commissions	520	497
Accrued expenses—other	2,133	1,109
Accrued warranty	3,934	3,335
Accrued income taxes	1,130	151
Accrued taxes other than income taxes	2,789	1,015
Accrued product liability and workers compensation claims	3,771	3,872
Accrued liability on forward currency exchange contracts	—	30

Total accrued expenses	$21,315	$16,386

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

	Six Months Ended
	June 30, 2015	June 30, 2014
Balance January 1,	$3,335	$1,070
Business Acquired	843	—
Accrual for warranties issued during the period	2,357	755
Warranty services provided	(2,444)	(830)
Changes in estimate	(179)	43
Foreign currency translation	22	—

Balance June 30,	$3,934	$1,038

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

U.S. Revolver

At June 30, 2015, the Company had drawn $30,639 under the $45,000 U.S. Revolver. The U.S. Revolver bears interest, at the Company’s option at the base rate plus a spread or an adjusted LIBOR rate plus a spread. The base rate is the greater of the bank’s prime rate, the federal funds rate plus 1.00% or the 30 day LIBOR rate Adjusted Daily plus 1.00%. For the U.S. Revolver the interest rate spread for Base Rate is between 1.75% and 3.0% and for LIBOR the spread is between 2.75% and 4.0% in each case with the spread being based on the Consolidated North American Total Debt to Consolidated North American EBITDA ratio, as defined in the Credit Agreement, for the preceding twelve months. Funds borrowed under the LIBOR options can be borrowed for periods of one, two, three or six months.

The $45,000 U.S. Revolver is a secured financing facility under which borrowing availability is limited to existing collateral as defined in the agreement. The maximum amount available is limited to (1) the sum of 85% of eligible receivables, (2) the lesser of 85% of eligible bill and hold receivables or $10,000, (3) the lesser of 50% of eligible inventory or $26,500, (4) the lesser of 80% of used equipment purchased for resale or rent or $2,000 reduced by outstanding standby letter or credits issued by the bank. At June 30, 2015, the maximum the Company could borrow based on available collateral was capped at $38,145.

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

The principal payments due on July 1, 2015, October 1, 2015 and January 1, 2016 have been made in advance as such the next required payment is due on April 1, 2016. At June 30, 2015, the Term Loan had a balance of $9,052.

Canadian Revolver

At June 30, 2015, the Company had drawn $7,382 under the Canadian Revolver. The Company is eligible to borrow up to $12,000. The maximum amount available is limited to the sum of (1) 90% of eligible insured receivables plus (2) 85% of eligible receivables plus (3) the lesser of (i) 50% of eligible inventory including work in process inventory up to CDN$3,000 and (ii) CDN $10,500. At June 30, 2015, the maximum the Company could borrow based on available collateral was $9,086. The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets. The Company can borrow in either U.S. or Canadian dollars. For the Canadian Revolver, the interest rate spread for U.S. prime based borrowing is between 1.75% and 3.00% and for Canadian prime based borrowings the interest rate spread is between 2.75% and 4.00%, in each case with the spread being based on the Consolidated North American Total Debt to Consolidated North American EBITDA, as defined in the Credit Agreement, for the preceding twelve months. As of June 30, 2015 the spread on the U.S. Prime based borrowing was 2.50% and Canadian Prime based borrowings was 3.50%.

Under the Credit Agreement, the banks are also paid 0.50% annual facility fee payable in quarterly installments.

Specialized Export Facility

The Canadian Revolving Credit facility contains an additional $3,000 Specialized Export Facility that matures on September 28, 2015. Borrowings under the Specialized Export Facility are guaranteed by the Company and Export Development Canada (“EDC”), a corporation established by an Act of Parliament of Canada. Under the Export Facility Liftking can borrow 90% of the total cost of material and labor incurred on export contracts which are subject to the EDC guarantee. The EDC guarantee, which expires on September 28, 2015, is issued under their export guarantee program and covers certain goods that are to be exported from Canada. At June 30, 2015, the maximum the Company could have borrowed based upon available collateral under the Specialized Export Facility was $3,000. Under this facility, the Company can borrow either Canadian or U.S. dollars.

Any borrowings under the facility in Canadian dollars currently bear interest of 2.85% which is based on the Canadian prime rate (the Canadian prime was 2.85% at June 30, 2015). Any borrowings under the facility in U.S. dollars bear interest at the U.S. prime rate (prime was 3.25% at June 30, 2015). Repayment of advances made under the Export Facility are due sixty days after shipment of the goods, or five business days after the borrower receives payment in full for the goods covered by the guarantee (the “Scheduled Payment Date”) or upon the termination of the EDC guarantee.

At June 30, 2015, the Company had outstanding borrowing in connection with the Specialized Export Facility of $780.

Notes Payable—Terex

Related to Crane and Schaeff Acquisitions

At June 30, 2015, the Company has a note payable to Terex Corporation with a remaining balance of $250. The note was issued in connection with the purchase of substantially all of the domestic assets of (“Terex”) Crane & Machinery, Inc. (“Crane”) and Schaeff Lift Truck, Inc. (“Schaeff”). The note bears interest at 6% annually and is payable quarterly. Terex has been granted a lien on and security interest in all of the assets of the Company’s Crane & Machinery Division as security against the payment of the note.

The Company has one remaining principal payment of $250 due on March 1, 2016. As long as the Company’s common stock is listed for trading on the NASDAQ or another national stock exchange, the Company may opt to pay up to $150 of each annual principal payment in shares of the Company’s common stock having a market value of $150.

Related to ASV Acquisition

On December 19, 2014, the Company executed a note payable to Terex Corporation for $1,594. The note matures on December 19, 2015 and has an annual interest rate of 4.5%. Interest is payable semi-annually beginning on June 19, 2015. The note was issued in connection with acquisition of 51% interest in ASV from Terex Corporation. The note has an outstanding balance of $1,594 at June 30, 2015.

Load King Debt

In November 2011, the Company’s Load King subsidiary used its manufacturing facility as collateral to secure mortgage financing with BED (South Dakota Board of Economic Development) and a bank. Load King pledged its equipment to the bank to secure additional term debt (“Equipment Note”). The funds received in connection with the above borrowing were used to repay a promissory note to Terex which was issued in connection with the Load King acquisition. The BED Mortgage, the bank mortgage and the Equipment Note, which are all guaranteed by the Company, have outstanding balances as of June 30, 2015 of $739, $769 and $218, respectively.

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

On March 12, 2015, the date of issuance, the fair value of Inventory Note and the Equipment Note was determined to be $436 and $378, respectively. The fair value of the notes was calculated to equal the present value of future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of 4.0% was determined to be the appropriate rate following an assessment of the risk inherent in the debt issued and the market rate for debt of this nature using corporate credit ratings. The difference between face amount of the promissory note and its fair value is being amortized over the life of the note and recorded as interest expense.

At June 30, 2015, the Inventory Note and the Equipment Note had balances of $341 and $284, respectively.

CVS Debt

CVS Short-Term Working Capital Borrowings

At June 30, 2015, CVS had established demand credit facilities with twelve Italian banks. Under the facilities, CVS can borrow up to €335 ($374) on an unsecured basis and additional amounts as advances against orders, invoices and letter of credit with a total maximum facilities (including the unsecured portion) of €16,879 ($18,827). The Company has granted guarantees in respect to available credit facilities in the amount of €4,023 ($4,487). The maximum amount outstanding is limited to 80% of the assigned accounts receivable if there is an invoice issued or 50% if there is an order/contract issued. The banks will evaluate each request to borrow individually and determine the allowable advance percentage and interest rate. In making its determination the bank considers the customer’s credit and location of the customer.

At June 30, 2015, the banks had advanced CVS €4,847 ($5,406) at variable interest rates which currently range from 2.25% to 6.50%.

At June 30, 2015, the Company has guaranteed €534 ($596) of CVS’s outstanding debt. Additionally, the banks had issued performance bonds which total €596 ($664) which have been guaranteed by the Company.

Notes Payable

At June 30, 2015, CVS has a €1,000 ($1,115) note payable to a bank. The note dated March 27, 2015 had an original principal amount of €1,000 ($1,115) and an annual interest rate of EURIBOR 3 month plus 140 basis points. Under the terms of the note CVS is required to make twelve quarterly principal and interest payments beginning on June 30, 2015 through March 30, 2018. The Company does not guarantee any of the borrowing.

At June 30, 2015, CVS has a €2,363 ($2,635) note payable to a bank. The note dated March 4, 2015 had an original principal amount of €2,363 ($2,635) and an annual interest rate of 0.50% on €2,127 ($2,372) and 3.65% on the balance of €236 ($263). Under the terms of the note CVS is required to make sixteen semi-annual principal payments beginning on December 31, 2016 thru June 30, 2024. CVS is also required to make nineteen semi-annual interest payments beginning on June 30, 2015 through June 30, 2024. The Company is guaranteeing €236 ($263) of the borrowing.

Note Payable—Bank

At June 30, 2015, the Company has a $418 note payable to a bank. The note dated January 12, 2015 had an original principal amount of $912 and an annual interest rate of 3.35%. Under the terms of the note the company is required to make eleven monthly payments of $84 commencing January 30, 2015. The proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums.

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

As of June 30, 2015, the note had remaining principal balance of $159.

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

The $35,000 revolving loan facility is a secured financing facility under which borrowing availability is limited to existing collateral as defined in the agreement. The maximum amount available is limited to (1) the sum of 85% of eligible receivables, plus (2) the lesser of (i) 65% of eligible inventory valued at the lower of cost or market value or (ii) 85% of eligible inventory valued at the net orderly liquidation value, reduced by (3) (i) certain reserves determined by JPMCB, (ii) the amount of outstanding standby letters of credit issued under the JPMCB Credit Agreement and (iii) the amount of outstanding Ex-In Bank loans. The facility matures on December 19, 2019. At June 30, 2015, ASV had drawn $16,246 under the $35,000 JPMCB Credit Agreement. The JPMCB Credit Agreement bears interest at ASV’s option at JPMCB’ prime rate plus a spread or an adjusted LIBOR rate plus a spread. The interest rate spread for prime rate is between 0.50% and 1.00% and for LIBOR the spread is between 1.50% and 2.00% in each case with the spread being based on the aggregate amount of funds available for borrowing by ASV under the JPMCB Credit Agreement, as defined in the JPMCB Credit Agreement. The base rate and LIBOR spread is currently .75% and 1.75%, respectively. Funds borrowed under the LIBOR options can be borrowed for periods of one, two, three or six months. At June 30, 2015, the maximum ASV could borrow based on available collateral was capped at $22,791.

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

At June 30, 2015, ASV had a remaining principal balance of $39,000 under the Garrison Credit Agreement. The Garrison Credit Agreement bears interest, at a one-month adjusted LIBOR rate plus a spread of between 9.00% and 9.50%. The spread is based on the ratio of ASV’s total debt to its EBITDA, as defined in the Garrison Credit Agreement. The LIBOR spread is currently 9.5%. The interest rate for the period ending June 30, 2015 was 10.5%.

ASV is obligated to make quarterly principal payments of $500 commencing on April 1, 2015. Any unpaid principal is due on maturity, which is December 19, 2019. Interest is payable monthly.

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

PM Group Short-Term Working Capital Borrowings

At June 30, 2015, PM Group had established demand credit and overdraft facilities with six Italian banks and five banks in South America. Under the facilities, PM Group can borrow up to approximately €23,097 ($25,762) for advances against invoices, and letter of credit and bank overdrafts. Interest on the Italian working capital facilities is charged at the 3-month or 6-month Euribor plus 200 basis points, while interest on overdraft facilities is charged at the 3 month Euribor plus 350 basis points. Interest on the South American facilities is charged at a flat rate of points for advances on invoices ranging from 7% - 18%.

At June 30, 2015, the Italian banks had advanced PM Group €17,320 ($19,318), at variable interest rates, which currently range from 1.94% to 2.05%. At June 30, 2015, the South American banks had advanced PM Group €393 ($438). Total short-term borrowings for PM Group were €17,713 ($19,757) at June 30, 2015.

PM Group Term Loans

At June 30, 2015, PM Group has a €14,243 ($15,887) term loan with two Italian banks, BPER and Unicredit. The term loan is split into three separate notes and is secured by PM Group’s common stock.

The first note has an outstanding principal balance of €4,378 ($4,883), is charged interest at the 6-month Euribor plus 236 basis points, effective rate of 2.41% at June 30, 2015. The note is payable in semi-annual installments beginning June 2017 and ending December 2021. The second note has an outstanding principal balance of €4,865 ($5,426), is charged interest at the 6-month Euribor plus 286 basis points, effective rate of 2.91% at June 30, 2015. The note is payable in semi-annual installments beginning June 2017 and ending December 2021. The third note has an outstanding principal balance of €5,000 ($5,577) and is non-interest bearing. The note is payable in two semi-annual installments beginning June 2016 and ending December 2017 and a final balloon payment in December 2022. Accrued deferred interest on these notes through the date of acquisition at January 15, 2015, totaled €4,857 ($5,417) and is payable in semi-annual installments beginning June 2015 and ending December 2016. At June 30, 2015, the remaining deferred interest was €3,163 ($3,528) as the original amount was reduced when the first installment payment was made.

An adjustment in the purchase accounting to value the non-interest bearing debt at its fair market value was made. At January 15, 2015 it was determined that the fair value of the debt was €1,460 or $1,720 less than the book value. This reduction is not reflected in the above descriptions of PM debt. This discount is being amortized over the life of the debt and being charged to interest expense. As of June 30, 2015 the remaining balance was €1,251 or $1,395 and is an offset to the debt shown above.

PM Group is subject to certain financial covenants as defined by the debt restructuring agreement with BPER and Unicredit including maintaining (1) Net debt to EBITDA, (2) Net Debt to equity, and (3) EBITDA to net financial charges ratios. The covenants are measured on a semi-annual basis.

At June 30, 2015 PM Group has unsecured borrowings with five Italian banks totaling €13,404 ($14,951). Interest on the unsecured notes is charged at the 3-month Euribor plus 250 basis points, effective rate of 2.48% at June 30, 2015. Principal payments are due on a semi-annual basis beginning June 2019 and ending December 2021. Accrued interest on these borrowings through the date of acquisition at January 15, 2015, totaled €358 ($399) and is payable in semi-annual installments beginning June 2019 and ending December 2019.

Autogru PM RO, a subsidiary of PM Group, entered into a note payable in January 2014 totaling €800 ($892). The note is payable in 60 monthly principal installments of €13 ($14), plus interest at 3.98%, maturing December 2018. At June 30, 2015, the outstanding principal balance of the note was €560 ($625).

PM has interest rates swaps with a fair market value at June 30, 2015 of €1,400 or $1,562 which has been included in notes payable.

Schedule of Debt Maturities

Scheduled annual maturities of the principal portion of PM Group debt outstanding at June 30, 2015 in the next five years and the remaining maturity in aggregate are summarized below.

Periods Ending June 30,	Term Loan	Accrued Interest Term Loan	Unsecured Borrowings	Accrued Interest Unsecured Borrowings	Autogru PM RO Loan	Total
2016	$1,000	$2,429	$—	$—	$178	$3,607
2017	2,395	539	—	—	178	3,112
2018	3,904	—	—	—	178	4,082
2019	3,010	—	2,236	200	89	5,535
2020	1,001	—	4,525	200	—	5,726
Subsequent	4,577	560	8,190	—	—	13,327

	$15,887	$3,528	$14,951	$400	$623	$35,389
Interest rate swaps						1,562
FMV adjustments to non-interest bearing debt						(1,395)

Total PM term debt						$35,556

Capital leases

Georgetown facility

The Company has a twelve year lease, which expires in April 2018 that provides for monthly lease payments of $76 for its Georgetown, Texas facility. The lease has been classified as a capital lease. At June 30, 2015, the outstanding capital lease obligation is $1,911.

Winona facility

The Company had a five year lease which expired in July 10, 2014 that provides for monthly lease payments of $25 for its Winona, Minnesota facility. The Company has an option to purchase the facility for $500 by giving notice to the landlord of its intent to purchase the Facility. The Landlord must receive such notice at least three months prior to end of the Lease term. At June 30, 2015, the outstanding capital lease obligation was $497. The Company has given the landlord notice of its intent to purchase the facility and expect to complete the closing in the near future.

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

The following is a summary of amounts financed under equipment capital lease agreements:

	Amount Borrowed	Repayment Period	Amount of Monthly Payment	Balance As of June 30, 2015
New equipment	$1,166	60	$22	$862
Used equipment	$1,754	36	$53	$298

Total	$2,920		$75	$1,160

The Company has three additional capital leases. As of June 30, 2015, the capitalized lease obligation in aggregate related to the three leases was $56.

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

On December 19, 2014, the components of the note were as follows:

Liability component	$6,607
Equity component (a component of paid in capital)	893

$7,500

Additionally in connection with the transaction a $321 deferred tax liability was established and was recorded as a deduction to paid in capital. The deferred tax liability was recognized as the excess of the principal amount being amortized and charged to interest expenses that is not tax deductible.

As of June 30, 2015, the note had a remaining principal balance of $6,671 and an unamortized discount of $829. The difference between this amount and the amount initially recorded represents $64 of amortization of excess of the principal amount of the liability component over its carrying amount.

Perella Notes

On January 7, 2015, the Company entered into a Note Purchase Agreement (the “Perella Note Purchase Agreement”) with MI Convert Holdings LLC (which is owned by investment funds constituting part of the Perella Weinberg Partners Asset Based Value Strategy) and Invemed Associates LLC (together, the “Investors”), pursuant to which the Company agreed to issue $15,000 in aggregate principal amount of convertible notes due January 7, 2021 (the “Perella Notes”) to the Investors. The Notes are subordinated, carry a 6.50% per annum coupon, and are convertible, at the holder’s option, into shares of Company common stock, based on an initial conversion price of $15.00 per share, subject to customary adjustments. Upon the occurrence of certain fundamental corporate changes, the Perella Notes are redeemable at the option of the holders of the Perella Notes. The Perella Notes are not redeemable at the Company’s option prior to the maturity date, and the payment of principal is subject to acceleration upon an event of default. The issuance of the Perella Notes by the Company was made in reliance upon the exemptions from registration provided by Rule 506 and Section 4(2) of the Securities Act of 1933.

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

As of June 30, 2015, the note had remaining principal balance of $14,334 and an unamortized discount of $666. The difference between this amount and the amount initially recorded represents $48 of amortization of excess of the principal amount of the liability component over its carrying amount.

Note 15. Legal Proceedings and Other Contingencies

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

Certain cases are at a preliminary stage, and it is not possible to estimate the amount or timing of any cost to the Company. However, the Company does not believe that these contingencies, in the aggregate, will have a material adverse effect on the Company. Provisional reserves has been established for several liability cases related to ASV and PM acquisition. The Company is, however, waiting to receive additional information required to access the value of the liability as of the date ASV and PM were acquired. Based on a review of the additional information, the provisional reserve may be adjusted with an offsetting adjustment to goodwill. The adjustment will be made as of the date of the acquisition. At this time, the Company cannot assess what the magnitude of future possible adjustment will be and, therefore, cannot conclude that it will not be material.

The Company has been named as a defendant in several multi-defendant asbestos related product liability lawsuits. In certain instances, the Company is indemnified by a former owner of the product line in question. In the remaining cases the plaintiff has, to date, not been able to establish any exposure by the plaintiff to the Company’s products. The Company is uninsured with respect to these claims but believes that it will not incur any material liability with respect to these claims.

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

On May 5, 2011, Company entered into two separate settlement agreements with two plaintiffs. As of June 30, 2015, the Company has a remaining obligation under the agreements to pay the plaintiffs $1,520 without interest in 16 annual installments of $95 on or before May 22 of each year. The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total payment will be charged to interest expense over payment period.

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

The following is financial information for our three operating segments, i.e., Lifting Equipment, Equipment Distribution and ASV.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues
Lifting Equipment	$70,867	$65,461	$142,369	$124,102
Equipment Distribution	3,920	4,385	7,410	9,102
ASV	32,202	—	64,263	—
Inter-segment sales	(1,385)	(1,447)	(2,556)	(2,229)

Total	$105,604	$68,399	$211,486	$130,975
Operating income from continuing operations
Lifting Equipment	$4,277	$6,685	$7,089	$12,006
Equipment Distribution	211	60	241	121
ASV	1,974	—	3,953	—
Corporate expenses	(1,733)	(1,385)	(4,402)	(3,120)
Elimination of inter-segment profit in inventory	(85)	(182)	(95)	(218)

Total operating income	$4,644	$5,178	$6,786	$8,789

The Lifting Equipment segment operating earnings includes amortization of $1,123 and $622 for the three months and $2,174 and $1,244 for the six months ended June 30, 2015 and 2014, respectively. The Equipment Distribution segment operating earnings includes amortization of $36 and $36 for the three months and $73 and $73 for the six months ended June 30, 2015 and 2014, respectively. The ASV segment operating earnings includes amortization of $637 and $1,272 for the three and six months ended June 30, 2015, respectively.

	June 30, 2015	December 31, 2014
Total Assets
Lifting Equipment	$300,059	$172,306
Equipment Distribution	15,520	15,634
ASV	127,416	126,661
Corporate	2,334	1,636

Total	$445,329	$316,237

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

As of June 30, 2015 the Company had an accounts receivable of $21 from BGI, LiftMaster and SL and accounts payable of $35 and $596 to Lift Ventures and SL, respectively. As of December 31, 2014 the Company had an accounts receivable of $6 and $7 from LiftMaster and SL, respectively and accounts payable of $6 and $796 to BGI and SL, respectively.

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

		Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
Rent paid	Bridgeview Facility (1)	$63	$63	$126	$126

Sales to:	SL Industries, Ltd.	$—	$1	$—	$3
	BGI USA, Inc.	3	—	3	—
	LiftMaster	4	25	4	183

Total Sales		$7	$26	7	$186

Purchases from:
	BGI USA, Inc.	$—	$6	$—	$21
	Lift Ventures	285	—	285
	SL Industries, Ltd.	892	1,582	2,467	2,426
	LiftMaster	—	—	—	—

Total Purchases		$1,177	$1,588	$2,572	$2,447

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

Transactions with Terex

On December 19, 2014, Terex became a related party.

At June 30, 2015, ASV has accounts receivable due from Terex for $887 which is shown on the balance on the line titled “accounts receivable from related party” and accounts payable of $1,870 on the line titled “accounts payable related parties”. At December 31, 2014, accounts receivable due from Terex was $8,609 and accounts payable owed to Terex was $0. As part of the agreement Terex retained certain receivables from third party customers. In place of the retained receivable, Terex gave ASV a receivable for a portion of the third party customer receivable retained by Terex. Terex paid 50% of this receivable thirty days after closing of the transaction and the remaining balance 60 days after of closing the transaction.

At June 30, 2015, the Company has the following notes payable to Terex:

Note related to Crane and Schaeff acquisition	$250
Note payable related to ASV acquisition	$1,594
Convertible note, (net)	$6,671

See Note 13 and Note 14 for additional details regarding the above debt obligations.

The following is a summary of the amounts attributable to certain Terex transactions as described in the footnotes to the table, for the periods indicated:

	Three months ended June 30, 2015	Six months ended June 30, 2015
Sales to Terex	$702	$1,299

Purchases from Terex	$1,241	$2,347

In addition to the above referenced purchases, ASV expensed $1,229 and $18 for the three months ended and $2,136 and $101 for the six months ended, respectively, on Distribution and Cross Marketing Agreement and Services Agreement at June 30, 2015.

18. Income Taxes

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. The annual effective tax rate (excluding discrete items) is estimated to be approximately 22.5% for 2015. The effective tax rate is based upon the Company’s anticipated earnings both in the U.S. and in foreign jurisdictions.

The 2015 effective tax rate is lower than the statutory rate of 35% primarily related to earnings in foreign jurisdictions which are taxed at lower rates, and the non taxable portion of ASV’s earnings.

For the three months ended June 30, 2015, the Company recorded an income tax expense of $134 which consisted primarily of anticipated federal, state and local, and foreign taxes. For the three months ended June 30, 2014, the Company recorded an income tax expense of $1,437 which consisted primarily of anticipated federal, state and local, and foreign taxes.

For the six months ended June 30, 2015, the Company recorded an income tax expense of $168. For the six months ended June 30, 2014, the Company recorded an income tax expense of $2,342.

The Company’s total unrecognized tax benefits as of June 30, 2015 and 2014 were approximately $931 and $260, which, if recognized, would affect the Company’s effective tax rate. Included in the unrecognized tax benefits is a liability for the PM Group’s potential IRES and IRAP audit adjustments for the tax years 2009 – 2013. Depending upon the final resolution of the PM Group’s audit, the liability could be higher or lower than the amount recorded at June 30, 2015.

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

CVS Ferrari, srl (“CVS”) designs and manufactures a range of reach stackers and associated lifting equipment for the global container handling market that are sold through a broad dealer network. CVS’s Valla division (“Valla”) which is located in Piacenza, Italy, offers a full range of precision pick and carry cranes from 2 to 90 tons, using electric, diesel, and hybrid power options. Its cranes offer wheeled or tracked, and fixed or swing boom configurations, with special applications designed specifically to meet the needs of its customers.

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

ASV Segment

On December 19, 2014, the Company acquired 51% of A.S.V., Inc. from Terex Corporation (“Terex”). In connection with the acquisition, ASV was converted to an LLC and its name was changed to A.S.V., LLC (ASV). ASV, located in Grand Rapids, Minnesota manufactures a line of high quality compact rubber tracked and skid steer loaders. The ASV products are distributed through the Terex distribution channels as well as through Manitex and other independent dealers. The products are used in the site clearing, general construction, forestry, golf course maintenance and landscaping industries, with general construction being the largest market.

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

Economic Conditions

The overall market for construction equipment continues to improve but has not returned to pre-2008 levels. A very significant portion of the Company’s revenues has been attributed to demand from niche market segments, particularly the North American energy sector. In our 2014 10-K we stated that, there had been a softening in the demand for our products which was related to the energy sector and that the Company believed that the current decrease in demand from the energy sector was temporary. As result of the decrease in oil price, the energy sector has curtailed its capital expenditures. Furthermore, the energy sector has been selling their excess equipment, including boom trucks. The effect of which is to severely decrease demand for new boom trucks from the general construction markets. Although the general construction market is performing well, their demand for boom truck is largely being satisfied through the purchase of used boom trucks. The Company believes that the softness in the energy sector is temporary. The Company cannot forecast the timing of rebound in the energy sector because it is dependent on higher oil prices. The selloff of used equipment will run its course and the demand for the general construction market will rebound. During the first quarter, the Company purchased PM, a manufacturer of knuckle boom cranes. The market, including the North American market, for knuckle boom cranes is continuing to grow. PM currently has a very small share of the market for knuckle boom cranes in North America. The Company has started to manufacture knuckle boom cranes in the United State and is marketing them through the Company’s current distribution channels. The Company currently has a strong presence in North America for its boom trucks. The Company believes that it can significantly increase the Company’s share for knuckle boom cranes in North American. The Company believes this is an immediate opportunity that will continue grow over time. At the end of the quarter, the Company backlog was $97 million, including orders from the recent ASV and PM acquisitions that now comprise 32% of the total backlog at June 30, 2015.

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

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net income for the three month periods ended June 30, 2015 and 2014

For the three months ended June 30, 2015 and 2014 the Company had a net income of $0.3 million and $3.0 million, respectively.

For the three months ended June 30, 2015, the net income of $0.3 million consisted of revenue of $105.6 million, cost of sales of $86 million, research and development costs of $2 million, SG&A expenses of $12.9 million, interest expense of $3.9 million, and income tax expense of $0.1 million.

For the three months ended June 30, 2014, the net income of $3.0 million consisted of revenue of $68.4 million, cost of sales of $55.3 million, research and development costs of $0.6 million, SG&A expenses of $7.4 million, interest expense of $0.7 million, and income tax expense of $1.4 million.

Net revenues and gross profit—For the three months ended June 30, 2015, net revenues and gross profit were $105.6 million and $19.6 million, respectively. Gross profit as a percent of revenues was 18.5% for the three months ended June 30, 2015. For the three months ended June 30, 2014, net revenues and gross profit were $68.4 million and $13.1 million, respectively. Gross profit as a percent of revenues was 19.2% for the three months ended June 30, 2014.

Net revenues increased $37.2 million or 54.4% to $105.6 million for the three months ended June 30, 2015 from $68.4 million for the comparable period in 2014. The increase in revenues is attributed to approximate $55.2 million of revenues generated by ASV and PM, two companies that were acquired subsequent to June 30, 2014. The additional revenues from the new business were offset by a $18.0 decrease in revenues generated by our existing operations. The decrease is attributed a decline in crane products sales. This decline is attributed to a decrease in demand from the energy sector the result of significant decline in oil prices. The demand for new cranes from the general construction market has also declined significantly as used cranes from the energy sector are being sold off.

Our gross profit percent was relatively consistent decreasing a modest 0.7% to 18.5% for the three months ended June 30, 2015 from 19.2% for the three months ended June 30, 2014. The change is attributed to changes in product mix and decrease volume for crane products.

Research and development—Research and development was $2 million for the three months ended June 30, 2015 compared to $0.6 million for the same period in 2014. Excluding $1.4 million in additional expenses for ASV and PM for the quarter ending June 30, 2015, expenditure on R&D was relatively consistent with the prior year period.

Selling, general and administrative expense—Selling, general and administrative expense for the three months ended June 30, 2015 was $12.9 million compared to $7.4 million for the comparable period in 2014, an increase of $5.5 million. The increase is entirely attributed to the newly acquired businesses which had approximately $5.5 million of selling, general and administrative costs for the quarter ending June 30, 2015.

Operating income—For the three months ended June 30, 2015 and 2014, the Company had operating income of $4.6 million and $5.2 million, respectively. Operating income decreased as the increase in operating expenses exceeded the increase in gross profit for the quarter.

Interest expense—Interest expense was $3.9 million for the three months ended June 30, 2015 compared to $0.7 million for the comparable period in 2014, an increase of $3.2. The increase in interest expense is attributed to additional interest expense at our two newly acquired companies plus interest on the additional $30 million of debt incurred to purchase the two new companies.

Foreign currency transaction gains and losses—For the three months ended June 30, 2015, foreign currency losses were $0.3 million compared to gains of $0.1 for the comparable period in 2014. As stated in the past, the Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds. The Company records at the balance sheet date the forward currency exchange contracts at their market value with any associated gain or loss being recorded in current earnings as a currency gain or loss.

The currency loss for the quarter ended June 30, 2015 is principally related to currency losses incurred by PM. The Company has implemented certain programs to mitigate currency risk at our PM subsidiary. There are still certain currency risks at PM for which an effective hedging strategy may not be available.

Income tax—For the three months ended June 30, 2015 and 2014 the Company recorded an income tax expense of $0.1 and $1.4 million, respectively. The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. The annual effective tax rate (excluding discrete items) for 2015 is estimated to be approximately 22.5%, while the actual annual effective tax rate for 2014 was 32%.

The 2015 effective tax rate is lower than the statutory rate of 35% primarily related to earnings in foreign jurisdictions which are taxed at lower rates, and the non-taxable portion of A.S.V.’s earnings.

Net income—Net income for the three months ended June 30, 2015 was $0.3 million. This compares with a net income for the three months ended June 30, 2014 of $3.0 million. The change in net income is explained above.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net income for the six month periods ended June 30, 2015 and 2014

For the six months ended June 30, 2015 and 2014 the Company had a net income of $0.4 million and $4.9 million, respectively.

For the six months ended June 30, 2015, the net income of $0.4 million consisted of revenue of $211.5 million, cost of sales of $173.3 million, research and development costs of $3.2 million, SG&A expenses of $28.1 million, interest expense of $6.8 million, foreign currency transaction gains of $0.7 million, and income tax expense of $0.2 million.

For the six months ended June 30, 2014, the net income of $4.9 million consisted of revenue of $131 million, cost of sales of $106.2 million, research and development costs of $1.3 million, SG&A expenses of $14.7 million, interest expense of $1.5 million, foreign currency transaction gains of $0.1 million, and income tax expense of $2.3 million.

Net Revenues and Gross Profit – For the six months ended June 30, 2015, net revenues and gross profit were $211.5 million and $38.2 million, respectively. Gross profit as a percent of revenues was 18.0% for the six months ended June 30, 2015. For the six months ended June 30, 2014, net revenues and gross profit were $131.0 million and $24.7 million, respectively. Gross profit as a percent of revenues was 18.9% for the six months ended June 30, 2014.

Net revenues increased $80.5 million to $211.5 million for the six months ended June 30, 2015 from $131.0 million for the comparable period in 2014. Without the ASV and PM transactions, revenues would have decreased $23.3 million, as ASV and PM had combined revenues of $103.8 million for the six months ended June 30, 2015. The decrease is primarily attributed a decline in crane products sales. This decline is attributed to a decrease in demand from the energy sector the result of significant decline in oil prices. The demand for new cranes from the general construction market has also declined significantly as used cranes from the energy sector are being sold off.

Our gross profit percent as a percentage of net revenues decreased to 18% for the six months ended June 30, 2015 from 18.9% for the six months ended June 30, 2014.

Research and development – Research and development for the six months ended June 30, 2015 was $3.2 million compared to $1.3 million for the comparable period in 2014, an increase of $1.9 million. Excluding $2.1 million additional expenses for ASV and PM for the six months ended June 30, 2015, expenditure on R&D decrease a modest $0.2 million as certain development projects were completed. The Company’s research and development spending continues to reflects our continued commitment to develop and introduce new products that gives the Company a competitive advantage.

Selling, general and administrative expense – Selling, general and administrative expense for the six months ended June 30, 2015 was $28.1 million compared to $14.7 million for the comparable period in 2014, an increase of $13.4 million, as $14.1 million of expense at our two newly acquired businesses were partially offset by decreases in expenses of $0.7 million at our existing operations.

Operating income – For the six months ended June 30, 2015 and 2014, the Company had operating income of $6.8 million and $8.8 million, respectively. Operating income decreased as the increase in operating expenses exceeded the increase in gross profit for the quarter.

Interest expense – Interest expense was $6.8 million and $1.5 million for the six month periods ended June 30, 2015 and 2014, respectively. The increase in interest expense is attributed to additional interest expense at our two newly acquired companies plus interest on the additional $30 million of debt incurred to purchase the two new companies.

Foreign currency transaction (losses) gains – For the six months ended June 30, 2015 and 2014, foreign currency gains were $0.6 and $0.1, respectively. As stated in the past, the Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds.

The currency gain for the six months ended June 30, 2015 is principally related to currency gains at PM. The six month gain is net of $0.9 million gain for the three months ended March 31, 2015 offset by a loss of $0.3 million for the three months ended June 30, 2015. Subsequent to the first quarter, the Company implemented certain programs to mitigate currency risk at our PM subsidiary. There are still certain currency risks at PM for which an effective hedging strategy may not be available.

Income tax – For the six months ended June 30, 2015 and 2014, the Company recorded an income tax expense of $0.2 and $2.3 million, respectively. The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. The annual effective tax rate (excluding discrete items) for 2015 is estimated to be approximately 22.5%, while the actual annual effective tax rate for 2014 was 32%.

The 2015 effective tax rate is lower than the statutory rate of 35% primarily related to earnings in foreign jurisdictions which are taxed at lower rates, and the non-taxable portion of A.S.V.’s earnings.

Net income – Net income for the six months ended June 30, 2015 was $0.4 million. This compares with a net income for the six months ended June 30, 2014 of $4.9 million. The change in net income is explained above.

Segment information

Lifting Equipment Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues	$70,867	$65,461	$142,369	$124,102
Operating income (1)	4,277	6,685	7,089	12,006
Operating margin	6.0%	10.2%	5.0%	9.7%

(1)	Segment operating income does not include an allocation of corporate expenses. See the Reconciliation to the Income Statement below.

Net revenues

Net revenues increased $5.4 million to $70.9 million for the three months ended June 30, 2015 from $65.5 million for the comparable period in 2014. Without the PM acquisition, revenues would have decreased $17.8 million, as PM had sales of $23.2 million for the three months ending June 30, 2015. The decrease is attributed to a decrease in revenues for crane products as explained above.

Net revenues increased $18.3 million to $142.4 million for the six months ended June 30, 2015 from $124.1 million for the comparable period in 2014. Without the PM acquisition, revenues would have decreased $21.4 million, as PM had sales of $39.7 million since date of acquisition to June 30, 2015. The decrease is principally attributed to a decrease in revenues for crane products as explained above.

Operating income and operating margins

Operating income of $4.3 million for the three months ended June 30, 2015 was equivalent to 6.0% of net revenues compared to an operating income of $6.7 million for the three months ended June 30, 2014 or 10.2% of net revenues. Although a modest decrease in the gross profit percent contributed the decrease in operating income and operating income as percent of revenues, the erosion is primarily the result of increase in operating expenses as a percent of revenues. The aforementioned percent increase is due to two factors. Operating expenses as percent of revenue are higher at PM than our other businesses in the segment. Additionally, operating expenses as percent of revenues increase in 2015 for our other businesses due to the decrease in revenues.

Operating income of $7.1 million for the six months ended June 30, 2015 was equivalent to 5.0% of net revenues compared to an operating income of $12.0 million for the six months ended June 30, 2014 or 9.7% of net revenues. Although a modest decrease in the gross profit percent contributed the decrease in operating income and operating income as percent of revenues, the erosion is primarily the result of increase in operating expenses as a percent of revenues. The aforementioned percent increase is due to two factors. Operating expenses as percent of revenue are higher at PM than our other businesses in the segment. Additionally, operating expenses as percent of revenues increase in 2015 for our other businesses due to the decrease in revenues.

ASV Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues	$32,202	$—	$64,263	$—
Operating income	1,974	—	3,953	—
Operating margin	6.1%	—	6.2%	—

ASV was acquired on December 15, 2014, therefore there is no comparison for the three or six months period ending June 30, 2014.

Net revenues

Net revenues for the three months ended June 30, 2015 were $32.2 million, comprising whole goods and parts revenue.

Sales in the period were sold predominately under the pre-acquisition branding and through existing distribution channels since new distribution for the ASV brand is still under development with only a very limited number of units sold under the ASV brand. Sales in the quarter were skewed more heavily towards the lower capacity units used in more general construction activity. The market for ASV product has improved modestly during the past year.

Net revenues for the six months ended June 30, 2015 were $64.3 million, comprising whole goods and parts revenue.

The comments for the three months above are also pertinent to the six months results.

Operating income and operating margins

Operating income of $2.0 million for the three months ended June 30, 2015 was equivalent to 6.1% of net revenues. Gross margin was adversely impacted by the mix of product sales in the second quarter that was weighted towards smaller capacity units with lower gross profit margins and $0.1 million of inventory step up costs arising from purchase accounting. Operating income of $4.0 million for the six months ended June 30, 2015 was equivalent to 6.2% of net revenues. Gross margin was adversely impacted by the mix of product sales in the period that was weighted towards smaller capacity units with lower gross profit margins and $0.3 million of inventory step up costs arising from purchase accounting.

Operating income of $4.0 million for the six months ended June 30, 2015 was equivalent to 6.2% of net revenues.

Equipment Distribution Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues	$3,920	$4,385	$7,410	$9,102
Operating (loss) income	211	60	241	121
Operating margin	5.4%	1.4%	3.3%	1.3%

Net revenues

Net revenues decreased $0.5 million to $3.9 million for the three months ended June 30, 2015 from $4.4 million for the comparable period in 2014. Sales of remarketed product were lower by $0.7 million largely due to lower demand from the energy sector and from Canada due to the adverse currency impact from the strong US dollar. This was partially offset by revenue increases from sales of the Valla electric crane product, rental and service revenue that benefited from improving construction activity.

Net revenues decreased $1.7 million to $7.4 million for the six months ended June 30, 2015 from $9.1 million for the comparable period in 2014. Sales of remarketed product were lower by $2.5 million largely due to lower demand from the energy sector and from Canada due to the adverse currency impact from the strong US dollar. This was partially offset by revenue increases from sales of the Valla electric crane product, rental and service revenue that benefited from improving construction activity.

Operating income (loss) and operating margins

The Equipment Distribution segment had an operating income of $0.2 million and $0.1 million for the three months ended June 30, 2015 and 2014, respectively. The increase in operating income and operating income as a percent of revenues is principally the result of an improvement in the gross profit margin percent. A small reduction in selling and general expenses also contributed to the improvement. The improvement in the gross margin percent is attributed to changes in product mix.

The Equipment Distribution segment had an operating income of $0.2 million and $0.1 million for the six months ended June 30, 2015 and 2014, respectively. The increase in operating income and operating income as a percent of revenues is principally the result of an improvement in the gross profit margin percent. A small reduction in selling and general expenses also contributed to the improvement. The improvement in the gross margin percent is attributed to changes in product mix.

Reconciliation to Statement of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Lifting Equipment	$70,867	$65,461	$142,369	$124,102
ASV	32,202	—	64,263	—
Equipment Distribution	3,920	4,385	7,410	9,102
Elimination of intersegment sales	(1,385)	(1,447)	(2,556)	(2,229)

Total	$105,604	$68,399	$211,486	$130,975

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating Income:
Lifting Equipment	$4,277	$6,685	$7,089	$12,006
ASV	1,974	—	3,953	—
Equipment Distribution	211	60	241	121
Corporate expenses	(1,733)	(1,385)	(4,402)	(3,120)
Elimination of intersegment profit in inventory	(85)	(182)	(95)	(218)

Total	$4,644	$5,178	$6,786	$8,789

Liquidity and Capital Resources

Cash and cash equivalents were $6.3 million at June 30, 2015 compared to $4.4 million at December 31, 2014. In addition, the Company has U.S. and Canadian revolving credit facilities, with maturity dates of August 19, 2018 and our Canadian Subsidiary has a specialized export facility. Additionally, ASV has a revolving credit facility, which is for its sole use. At June 30, 2015 the Company had approximately $11.4 million available in North America to borrow under its revolving credit facilities. ASV has a revolving credit facility with approximately $6.5 million of availability.

At June 30, 2015, CVS had established demand credit facilities with twelve Italian banks. Under the facilities, CVS can borrow up to €0.3 million ($0.4 million) on an unsecured basis and additional amounts as advances against orders, invoices and letter of credit with a total maximum facilities (including the unsecured portion) of €16.9 million ($18.8 million). The maximum amount outstanding is limited to 80% of the assigned accounts receivable if there is an invoice issued or 50% if there is an order/contract. The banks will evaluate each request to borrow individually and determine the allowable advance percentage and interest rate. In making its determination the bank considers the customer’s credit and location of the customer. At June 30, 2015, the banks had advanced CVS €4.8 million ($5.4 million) and had issued performance bonds which total €0.6 million ($0.7 million), which also count against the maximum that can be borrowed under these facilities.

At June 30, 2015, the PM Group had established working capital facilities with six Italian and five South American banks. Under these facilities, the PM Group can borrow $24.6 million against orders, invoices and letters of credit. At March 31, 2015, the PM Group had received advances of $20.3 million. Future advances are dependent on having available collateral.

During the six months ended June 30, 2015, total debt increased by $84.8 million to $197.1 million at June 30, 2015 from $112.3 million at December 31, 2014.

The following is a summary of the net increase in our indebtedness from December 31, 2014 to June 30, 2015:

Facility	Increase/ (decrease)
U.S. Revolver	$(3.7) million
Canadian Revolver	(1.2) million
Specialized export facility	(2.0) million
Note payable—bank (insurance premiums)	0.4 million
Comerica Term loan	9.1 million
Note payable—Terex	(0.3) million
Capital leases-buildings	(0.3) million
Capital leases-equipment	(0.4) million
Convertible note—related party	0.1 million
Convertible note—Perella	14.3 million
ASV Term loan	(1.0) million
ASV Revolving Credit Facility	12.6 million
Sabre notes payable	0.6 million
PM working capital borrowings (See note 13 for details)	19.8 million
PM Term loans (See note 13 for details)	35.6 million
CVS notes payable	3.8 million
CVS working capital borrowings	(2.6) million

$84.8 million

Outstanding borrowings

The following is a summary of our outstanding borrowings at June 30, 2015:

(In millions)

	Outstanding Balance	Interest Rate	Interest Paid	Principal Payment
U.S Revolver	$30.6	2.91 to 5.75%	Monthly	August 19, 2018 maturity
Canadian Revolver	7.4	4.58 to 6.35%	Monthly	August 19, 2018 maturity
Specialized export facility	0.8	2.85%	Monthly	60 days after shipment or 5 days after receipt of payment
Load King bank debt	1.0	3.00 to 6.25%	Monthly	$0.02 million monthly including interest

	Outstanding Balance	Interest Rate	Interest Paid	Principal Payment
Load King debt (SD Board of Economic Development	0.8	3.00%	Monthly	$0.005 million monthly including Interest
Note payable bank (insurance premiums)	0.4	3.35%	Monthly	$0.08 million monthly
Note payable—Terex	0.3	6.00%	Quarterly	$0.25 million March 1, 2016 ($0.15 million can be paid in stock)
Note payable—Terex	1.6	4.50%	Semi-Annual	$0.04 million interest payment June 19, 2015 and $1.64 million interest and principle payment on December 19, 2015
Convertible note—Terex	6.7	7.5%	Semi-Annual	December 19, 2019 maturity
Convertible note—Perella	14.3	7.5%	Semi-Annual	January 7, 2021 maturity
Comerica Term loan	9.0		Quarterly	$0.50 million quarterly principle payments unpaid balance due August 19, 2018
ASV revolving credit facility	16.2	4.0%	Monthly	December 19, 2019 maturity
ASV Term loan	39.0	10.50%	Monthly	$0.50 million quarterly plus interest unpaid balance due December 19, 2019
Capital lease—cranes for sale	1.2	4.4 to 6.36%	Monthly	Over 36 or 60 months
Capital lease—Georgetown facility	1.9	12.00%	Monthly	$0.07 million monthly payment includes interest
Acquisition note—Valla	0.2	1.5%	Annually	$0.1 in 2015 and 2016
Equipment note—Sabre	0.3	4.0%	Monthly	$0.03 million monthly
Inventory note—Sabre	0.3	4.0%	Monthly	$0.03 million monthly
Capital leases—Winona facility	0.5	6.13%	Monthly	To be paid in 2015
PM Term loan	35.6	2.41 to 5.24%	Various	Principal and interest payments on a significant portion of the term debt has been deferred. For certain components of the term debt principal payments do not begin until June 2015, June 2017 or June 2019. PM will be required to make principal payment of approximately $3.2 million during the next twelve months. Additionally, PM will be required to make cash interest payments during the next twelve months on approximately $9 million of its term debt.
PM short-term working capital borrowings	19.8	1.94 to 3.55%	Monthly	Upon payment of invoice or letter of credit
CVS notes payable	3.8	0.50 to 3.65%	Quarterly/Semi Annual	Over 12 quarters and 19 semi-annual payments
CVS short-term working capital borrowings	5.4	2.25 to 6.50%	Monthly	Upon payment of invoice or letter of credit

	$197.1

Future availability under credit facilities

As stated above, the Company had cash of $6.3 million and approximately $11.4 million available to borrow under its credit facilities at June 30, 2015. ASV has a revolving credit facility with approximately $6.5 million of availability which is for its sole use.

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

2015

Operating activities consumed $8.1 million of cash for the six months ended June 30, 2015 comprised of net income of $0.4 million, non-cash items that totaled $7.8 million and changes in assets and liabilities, which consumed $16.6 million. The principal non-cash items are depreciation and amortization of $6.0 million, shared based compensation of $0.9 million and amortization of deferred financing costs of $0.6 million. Other non-cash items in aggregate equal $0.2 million.

The change in assets and liabilities which consumed $16.6 million in cash is principally attributed to paying taxes on the conversion of ASV to an LLC for which a payable of $16.5 million had been established at December 31, 2014. Changes in other assets liabilities consumed an additional $0.1 million as items generating cash and consuming cash essentially offset. Decrease in accounts receivables, and increase in other current liabilities and other long-term liabilities generated $10.7 million, $1.3 million and $1.0 million respectively. Increases in inventory and prepaid expenses and a decrease in accrued expenses consumed $6.7 million, $3.2 million and $2.9 million, respectively. The decrease in accounts receivable is the result of collecting accounts receivable faster. The increases in other current liabilities results from an increase in customer deposits. The increase in inventory is attributed to an increase of PM inventory in the United States and increase inventory to support military contracts that will begin to ship in the second half of the year. The increase in PM inventory in the United States is to support production of the knuckle boom crane in the United States and to support the Company’s effort to improve market penetration in North America. The increase in prepaid expense is related to an increase in prepaid income taxes and increase in prepaid insurance. The decrease in accrued expenses is attributed to decreases in income taxes payable and the accrual for management bonuses.

Investing activities for the six months ended June 30, 2015 consumed $15.1 million of cash including $13.7 million used for the acquisition of businesses and $1.4 million to purchase equipment.

Financing activities generated $26.3 million in cash for the six months ended June 30, 2015. The Company generated $27.9 million net of expenses to finance the PM acquisition by issuing a $15.0 convertible note and entering into a $14.0 million term loan. Other financing activities consumed $1.6 million.

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

Financing activities generated $5.7 million in cash for the six months ended June 30, 2014. Increase in the Company’s revolving credit facilities and working capital facilities of $6.5 million and a bank note to finance insurance premiums of $0.7 million were sources of cash which were partially offset by note payments and capital lease payments of $0.8 million and $0.7 million, respectively.

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

Impact of Recently Issued Accounting Standards

Recently Adopted Accounting Guidance

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted for periods beginning after December 15, 2016. The Company is evaluating the impact that adoption of this guidance will have on the determination or reporting of its financial results.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” (“ASU 2015-11”). ASU 2015-11 requires inventory be measured at the lower of cost and net realizable value and options that currently exist for market value be eliminated. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. ASU 2015-11 should be applied prospectively. The Company is evaluating the impact adoption of this guidance will have on determination or reporting of its financial results.

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

Additionally, various Italian banks have issued performance bonds which total €0.6 million ($0.7 million) which are also guaranteed by the Company.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk disclosures have not materially changed since the 2014 Form 10-K was filed. The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2014.

Item 4—Controls and Procedures

Disclosure Controls and Procedures

The Company under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2015.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2015 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

The Company is involved in various legal proceedings, including product liability and workers’ compensation matters which have arisen in the normal course of operations. The Company has product liability insurance with self-insurance retention that ranges from $50 thousand to $0.5 million. ASV product liability cases that existed on date of acquisition have a $4 million self-retention limit. Until 2012, all worker compensation claims were fully insured. Beginning in 2012, the Company has a $250 thousand per claim deductible on worker compensation claims and aggregates of $1.2 million for 2013 and 2014 policy years, respectively. Certain cases are at a preliminary stage and it is not possible to estimate the amount or timing of any cost to the Company. However, the Company does not believe that these contingencies, in the aggregate, will have a material adverse effect on the Company. When it is probable that a loss has been incurred and possible to make a reasonable estimate of the Company’s liability with respect to such matters, a provision is recorded for the amount of such estimate or the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

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

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publically Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1—April 30, 2015	—	—	—	—
May 1—May 31, 2015	—	—	—	—
June 1—June 30, 2015	393	$8.54	—	—

	393	$8.54	—	—

Item 3—Defaults Upon Senior Securities

None

Item 4—Mine Safety Disclosures

Not applicable.

Item 5—Other Information

Not applicable.

Item 6—Exhibits

See the Exhibit Index set forth below for a list of exhibits included with this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1*	Certificate of Amendment to the Articles of Incorporation of Manitex International, Inc.

Exhibit Number	Exhibit Description

31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial information from Manitex International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Income for the three months ended June 30, 2015 and 2014 (ii) Statement of Comprehensive Income for three months ended June 30, 2015 and 2014 (ii) Balance Sheets as of June 30, 2015 and December 31, 2014, (iii) Statements of Cash Flows for the three months ended June 30, 2015 and 2014, and (iv) Notes to Unaudited Interim Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 10, 2015

By:	/S/ DAVID J. LANGEVIN
David J. Langevin
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 10, 2015

By:	/S/ DAVID H. GRANSEE
David H. Gransee
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)