Form 10-Q
period 2015-09-30
Manitex International, Inc.
filed 2015-11-05
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of the registrant’s common stock, no par, outstanding at November 2, 2015 was 16,014,594

MANITEX INTERNATIONAL, INC.

FORM 10-Q INDEX

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	Unaudited	Unaudited
ASSETS
Current assets
Cash	$4,446	$4,370
Trade receivables (net)	72,897	60,855
Accounts receivable from related party	318	8,609
Other receivables	4,594	243
Inventory (net)	123,546	96,722
Deferred tax asset	1,324	1,325
Prepaid expense and other	4,709	1,733
Total current assets	211,834	173,857
Total fixed assets (net)	46,635	28,584
Intangible assets (net)	73,740	51,922
Deferred tax asset	11,731	2,081
Goodwill	82,035	52,935
Other long-term assets	5,865	4,176
Non-marketable equity investment	5,833	5,951
Total assets	$437,673	$319,506
LIABILITIES AND EQUITY
Current liabilities
Notes payable—short term	$34,681	$11,999
Revolving credit facilities	2,509	2,798
Current portion of capital lease obligations	1,056	1,631
Accounts payable	52,465	36,006
Accounts payable related parties	2,251	503
Income tax payable on conversion of ASV	—	16,500
Accrued expenses	19,374	16,386
Other current liabilities	3,801	2,407
Total current liabilities	116,137	88,230
Long-term liabilities
Revolving term credit facilities	50,693	46,457
Notes payable	79,660	40,088
Capital lease obligations	5,922	2,710
Convertible note-related party (net)	6,701	6,611
Convertible note (net)	14,358	—
Deferred gain on sale of building	1,007	1,268
Deferred tax liability	17,825	4,163
Other long-term liabilities	7,890	1,973
Total long-term liabilities	184,056	103,270
Total liabilities	300,193	191,500
Commitments and contingencies
Equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at September 30, 2015 and December 31, 2014	—	—
Common Stock—no par value 25,000,000 shares authorized, 16,014,594 and 14,989,694 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	92,462	82,040
Paid in capital	3,112	1,789
Retained earnings	22,083	21,960
Accumulated other comprehensive loss	(3,911)	(1,023)
Equity attributable to shareholders of Manitex International, Inc.	113,746	104,766
Equity attributable to noncontrolling interest	23,734	23,240
Total equity	137,480	128,006
Total liabilities and equity	$437,673	$319,506

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	Unaudited	Unaudited	Unaudited	Unaudited
Net revenues	$96,671	$66,197	$308,157	$197,172
Cost of sales	78,363	55,282	251,694	161,509
Gross profit	18,308	10,915	56,463	35,663
Operating expenses
Research and development costs	1,329	611	4,563	1,909
Selling, general and administrative expenses	13,307	6,893	41,792	21,554
Total operating expenses	14,636	7,504	46,355	23,463
Operating income	3,672	3,411	10,108	12,200
Other income (expense)
Interest expense	(3,187)	(671)	(9,660)	(2,192)
Foreign currency transaction (loss) gain	(95)	(102)	584	(27)
Other income (loss)	(49)	71	(58)	(67)
Total other expense	(3,331)	(702)	(9,134)	(2,286)
Income before income taxes and loss in non-marketable equity interest	341	2,709	974	9,914
Income tax	69	941	237	3,283
Loss in non-marketable equity interest, net of taxes	(40)	—	(119)	—
Net income	$232	$1,768	$618	$6,631
Net income attributable to noncontrolling interest	(23)	—	(495)	—
Net income (loss) attributable to shareholders of Manitex International, Inc.	$209	$1,768	$123	$6,631
Earnings Per Share
Basic	$0.01	$0.13	$0.01	$0.48
Diluted	$0.01	$0.13	$0.01	$0.48
Weighted average common shares outstanding
Basic	16,014,594	13,822,918	15,955,025	13,817,538
Diluted	16,039,361	13,873,157	15,973,297	13,862,651

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	Unaudited	Unaudited	Unaudited	Unaudited
Net income:	$232	$1,768	$618	$6,631
Other comprehensive income (loss)
Foreign currency translation adjustments	(348)	(753)	(2,888)	(822)
Derivative instrument fair market value adjustment—net of income taxes	—	—	—	7
Total other comprehensive income (loss)	(348)	(753)	(2,888)	(815)
Comprehensive income (loss)	(116)	1,015	(2,270)	5,816
Comprehensive income attributable to noncontrolling interest	(23)	—	(495)	—
Total comprehensive income (loss) attributable to shareholders of Manitex International, Inc.	$(139)	$1,015	$(2,765)	$5,816

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2015	2014
	Unaudited	Unaudited
Cash flows from operating activities:
Net income	$618	$6,631
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	9,306	3,334
Changes in allowances for doubtful accounts	3	128
Changes in inventory reserves	787	(151)
Deferred income taxes	(52)	178
Amortization of deferred financing cost	778	—
Amortization of debt discount	510	—
Change in value of interest rate swaps	(730)	—
Loss in non-marketable equity interest	119	—
Share-based compensation	1,167	906
Gain on disposal of fixed assets	(123)	—
Reserves for uncertain tax provisions	18	(104)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	15,985	(6,519)
(Increase) decrease in accounts receivable finance	—	321
(Increase) decrease in inventory	(7,109)	(9,849)
(Increase) decrease in prepaid expenses	(3,041)	(278)
(Increase) decrease in other assets	97	11
Increase (decrease) in accounts payable	(5,195)	3,550
Increase (decrease) in accrued expense	(4,853)	56
Increase (decrease) in income tax payable on ASV conversion	(16,500)	—
Increase (decrease) in other current liabilities	161	72
Increase (decrease) in other long-term liabilities	2,580	(30)
Net cash used for operating activities	(5,474)	(1,744)

Cash flows from investing activities:

Acquisition of business, net of cash acquired	(13,747)	—
Proceeds from the sale of fixed assets	254	—
Purchase of property and equipment	(1,963)	(704)
Investment in intangibles other than goodwill	(204)	—
Net cash used for investing activities	(15,660)	(704)
Cash flows from financing activities:
Borrowing on revolving term credit facilities	5,432	1,047
Net borrowings (repayments) on working capital facilities	(3,469)	1,053
New borrowings—convertible notes	15,000	—
New borrowings—term loan	14,000	677
New borrowings—other	4,662	—
Bank fees and cost related to new financing	(1,149)	—
Note payments	(11,115)	(963)
Shares repurchased for income tax withholding on share-based compensation	(3)	(6)
Proceeds from capital leases	—	942
Payments on capital lease obligations	(1,324)	(1,053)
Net cash provided by financing activities	22,034	1,697
Net increase (decrease) in cash and cash equivalents	900	(751)
Effect of exchange rate changes on cash	(824)	(406)
Cash and cash equivalents at the beginning of the year	4,370	6,091
Cash and cash equivalents at end of period	$4,446	$4,934

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

Equipment Distribution Segment

The Equipment Distribution segment includes the operations of Crane & Machinery (“C&M”), a division of Manitex International, Inc., North American Equipment, Inc. and North American Distribution, Inc. The segment markets products used primarily for infrastructure development and commercial construction applications that include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance. C&M is a distributor of Terex rough terrain and truck cranes, and supplies repair parts for a wide variety of medium to heavy duty construction equipment and sells domestically and internationally, predominately to end users, including the rental market. It also provides crane equipment repair services in the Chicago area. North American Equipment, Inc. market previously-owned construction and heavy equipment, both domestically and internationally and provides a wide range of used lifting and construction equipment of various ages and condition, and also has the capability to refurbish equipment to the customers’ specification. North American Distribution, Inc. operates as the North American sales organization for our Italian based Valla pick and carry crane products.

2. Basis of Presentation

The accompanying consolidated financial statements, included herein, have been prepared by the Company without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed) necessary for a fair presentation of the Company’s financial position as of September 30, 2015, and results of its operations and cash flows for the periods presented. The consolidated balances as of December 31, 2014 were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the year.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amounts the Company’s customers are invoiced and do not bear interest. Accounts Receivable is reduced by an allowance for amounts that may become uncollectible in the future. The Company’s estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where the Company has information that the customer may have an inability to meet its financial obligations. The Company had allowances for doubtful accounts of $427 and $458 at September 30, 2015 and December 31, 2014, respectively.

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

For the quarters ended March 31, 2015 and June 30, 2015 employee severance expense of $344 and $6 were included in other expense.  The aforementioned amounts have to been reclassified and are included in selling, general and administrative expenses for the nine months ended September 30, 2015.  For the quarters ended March 31, 2015 and June 30, 2015 gains on interest swaps of $354  and $6 were included in other expense. The aforementioned amounts have to been reclassified and are included as a component of interest expense for the nine months ended September 30, 2015.

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

Contingent Liability . In accordance with ASC 805, the acquirer is to recognize the acquisition date fair value of contingent liability. The Company entered into an Option Agreement with one of the PM Group senior banks under which the bank will sell to the Company PM debt with a face value of €5,000. Under the Option Agreement, the bank shall receive €2,500 if PM has 2017 EBITDA, as defined in the agreement, of between €14,500 and €16,500, and €5,000 if 2017 EBITDA exceeds €16,500. If 2017 EBITDA, as defined in the agreement, is less than €14,500, the bank is to sell the debt to the Company for €0.001. Given the disparity between the EBITDA threshold and the Company’s projected financial results, it was determined that a Monte Carlo simulation analysis was appropriate to determine the fair value of contingent consideration. It was determined that the probability weighted average payment is €1,093 or $1,270. Based thereon, we determined the fair value of the contingent liability to be €1,093 or $1,270. This amount is included in other long-term liabilities in the above table.

Non-recourse PM debt : Under the transaction, PM remains obligated for the following debt:

Term debt—interest bearing	€23,247	$27,477
Term debt—non-interest bearing	10,289	12,161
Fair market adjustment for non-interest bearing debt	(1,460)	(1,726)
Working capital borrowing	18,827	22,252
Interest rate swap derivative contract	1,720	2,033
Total assumed non-recourse debt	€52,623	$62,197

Non-interest bearing debt . In connection with the acquisition, the Company assumed non-interest bearing debt of €10,289. The fair value of the non-interest bearing debt was determined to be €8,829 or $10,435. The fair value of the non-interest bearing debt was calculated to equal the present value of future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of 5.24% was determined to be the appropriate rate following an assessment of the risk inherent in the debt issued and the market rate for debt of this nature using corporate credit ratings.

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

The following unaudited pro forma information assumes the acquisition of PM occurred on January 1, 2014. The unaudited pro forma results have been prepared for informational purposes only and do not purport to represent the results of operations that would have been had the acquisition occurred as of the date indicated, nor of future results of operations. The unaudited pro forma results for the three and nine months ended September 30, 2015 and 2014 are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net revenues	$96,671	$91,146	$310,456	$269,032
Net income attributable to shareholders of Manitex International, Inc.	$209	$1,620	$501	$2,038
Income per share:
Basic	$0.01	$0.11	$0.03	$0.14
Diluted	$0.01	$0.11	$0.03	$0.14
Weighted average common shares outstanding:
Basic	16,014,059	14,817,401	16,010,274	14,812,021
Diluted	16,039,361	14,867,640	16,024,181	14,835,284

Pro Forma Adjustment Note

The following table summarizes the pro forma adjustment that modify historical results:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
		Dr. (Cr.)
Record interest expense on Manitex debt issued in connection with the acquisition	$—	$500	$33	$1,494
Transfer transaction costs incurred between periods	—	—	(1,148)	1,148
Eliminate impact of capitalizing Research and Development by PM	—	(211)	(45)	225
Adjust depreciation to reflect fair values and current lives	—	(147)	(11)	(387)
Adjust amortization to reflect fair value on intangible assets and current lives	—	551	90	1,684
Eliminate historic interest expense on debt forgiven or converted to non-interest debt	—	(177)	(14)	(1,169)
Record amortization of debt discount on non-interest bearing debt	—	105	27	387
Transfer amortization of inventory step up between periods	—	—	(912)	1,030
Eliminate profit on debt restructuring (this was not a taxable event)	—	—	6,298	—
Record income tax impact on the above pro forma adjustments	—	(213)	662	(1,481)

Columbia Tanks

On March 12, 2015 the Company’s subsidiary, Manitex Sabre, entered into an inventory purchase agreement and an equipment purchase agreement with Columbia Tanks LLC, an Indiana company and J.F. Henry, the “Member”, for the purchase of inventory and used manufacturing equipment. In a separate agreement with F.H. Associates, the Company entered into a three year lease of a 99,000 square foot manufacturing facility at an annual rent commencing at $240 per annum and increasing to $270 and $300 for the second and third years, respectively.  The lease is renewable after three years at the Company’s option.

The purchase price allocation is preliminary and the balance is subject to a final review of inventory, equipment and intangible assets.

The fair value of the purchase consideration was $1,214 in total as shown below:

Cash	$400
Seller notes	814
Total purchase consideration	$1,214

Seller Note . In connection with the inventory and equipment purchases, the Company issued two non-interest bearing notes for $450 and $390 that mature on August 31, 2016 and May 31, 2016, respectively. The fair value of Inventory Note and the Equipment Note was determined to be $436 and $378. The fair value of the notes was calculated to equal the present value of future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of 4.0% was determined to be the appropriate rate following an assessment of the risk inherent in the debt issued and the market rate for debt of this nature using corporate credit ratings.

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

Under the acquisition method of accounting, in accordance ASC 805, Business Combinations, the assets acquired and liabilities assumed are valued based on their estimated fair values as of the date of the acquisition. The excess of the purchase price over the aggregate estimated fair value of net assets acquired was allocated to goodwill. At December 31, 2014, it was stated that the purchase price allocation was preliminary and was subject to final review of certain items including inventory, accrual and receivable balances. During the second quarter, the purchase price allocation was adjusted. Adjustments for the following reasons to the previously reported provisional assets or liabilities were made:

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

The above adjustments are non-cash items and, therefore, do not have an impact on the Statement of Cash Flows for the period ended December 31, 2014. At September 30, 2015, the purchase price allocation continues to be preliminary and is subject to final review of certain items including inventory, accrual and receivable balances.

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

Deferred bank fees and expense: Legal and bank fees incurred related to establishing term debt and revolving credit financing for ASV as part of the acquisition transaction . Manitex executed a note payable in the amount of $1,594 in connection with the transaction. The note was to reimburse Terex for Manitex’s share of fees and expenses, including $1,411 of fees related to new financing at ASV.

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

4. Financial Instruments—Forward Currency Exchange Contracts and Interest Rate Swap Contracts

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis as of September 30, 2015 and December 31, 2014 by level within the fair value hierarchy. As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is summary of items that the Company measures at fair value on a recurring basis except as noted:

	Fair Value at September 30, 2015
	Level 1	Level 2	Level 3	Total
Asset
Forward currency exchange contracts	$—	$632	$—	$632
Total current assets at fair value	$—	$632	$—	$632
Liabilities:
Forward currency exchange contracts	$—	$2	$—	$2
Interest rate swap contracts	—	1,188	—	1,188
PM contingent liabilities	—	—	1,220	1,220
Valla contingent consideration	—	—	250	250
Total recurring long-term liabilities at fair value	$—	$1,190	$1,470	$2,660

	Fair Value at December 31, 2014
	Level 1	Level 2	Level 3	Total
Asset
Forward currency exchange contracts	$—	$268	$—	$268
Total current assets at fair value	$—	$268	$—	$268
Liabilities:
Forward currency exchange contracts	$—	$29	$—	$29
Convertible debt-Terex (see Note 14) (nonrecurring)	—	6,607	—	6,607
Valla contingent consideration	—	—	250	250
Total recurring and nonrecurring long-term liabilities at fair value	$—	$6,636	$250	$6,886

Fair Value Measurements

ASC 820-10 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	—	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	—	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3	—	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

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

As required, forward currency contracts are recognized as an asset or liability at fair value on the Company’s Consolidated Balance Sheet. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (date of sale). Gains or losses on cash flow hedges when recognized into income are included in net revenues. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The Company expects minimal ineffectiveness as the Company has hedged only firm sales orders and has not hedged estimated exposures. As of September 30, 2015, the Company had no outstanding forward currency contracts that were in place to hedge future sales. Therefore, there are currently no unrealized pre-tax gains or losses which will be reclassified from other comprehensive income into earnings during the next 12 months.

At September 30, 2015, the Company had entered into a forward currency exchange contract. The contract obligates the Company to purchase approximately CDN $125. The contract matures on October 13, 2015. Under the contract, the Company will purchase Canadian dollars at an exchange rate of $0.7664. The Canadian to US dollar exchange rates was $0.7493 at September 30, 2015. At September 30, 2015, the Company had forward currency contracts to sell Euros. The contracts obligate the Company to sell €1,300 in total. The contracts, which are in various amounts, mature between February 10, 2016 and July 1, 2016. Under the contracts, the Company will sell Euros at exchange rates between $1.1419 and $1.4307. The Euro to US dollar exchange rate was 1.1162 at September 30, 2015.

The Company’s PM Group has an intercompany receivable denominated in Euros from its Chilean subsidiary. At September 30, 2015, the Company has entered into two forward contracts that mature on January 6, 2016.  The purpose of which is to mitigate the income effect related to this intercompany receivable that results with a change in exchange rate between the Euro and the Chilean peso. The first contract obligates the Company to purchase €2,600 at $1.148. The second contract obliges the Company to sell 1,840,000 Chilean pesos at an exchange rate of 616.4567 per U.S. dollar. These two contracts achieve the desired purpose as U.S. dollar amounts involved in the two forward contracts offset each other.

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

A contract signed by PM Group, for an original notional amount of € 20,000 (€ 20,000 at September 30, 2015), maturing on February 3, 2017 with interest payable every February 3 and August 3 each year. PM Group pays interest at a rate of 3.48% and receives from the counterparties interest at the Euro Interbank Offered Rate (“Euribor”) for the period in question.

A contract signed by PM Group, for an original notional amount of € 8,496 (€ 1,444 at September 30, 2015), maturing on January 29, 2016 with interest payable every January 30 and July 30 each year. PM Group pays interest at a rate of 2.99% and receives from the counterparties interest at the Euribor rate for the period in question.

As of September 30, 2015, the Company had the following forward currency contracts and interest rate swaps:

Nature of Derivative	Currency	Amount	Type
Forward currency purchase contract	Canadian dollar	125	Not designated as hedge instrument
Forward currency sales contracts	Euro	1,300	Not designated as hedge instrument
Forward currency purchase contract	Euro	2,600	Not designated as hedge instrument
Forward currency sales contracts	Chilean peso	1,840,000	Not designated as hedge instrument
Interest rate swap contracts	Euro	21,444	Not designated as hedge instrument

The following table provides the location and fair value amounts of derivative instruments that are reported in the Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014:

Total derivatives NOT designated as a hedge instrument

		Fair Value
	Balance Sheet Location	September 30, 2015	December 31, 2014
Asset Derivatives
Foreign currency exchange contract	Prepaid expense and other	$632	$268
Liabilities Derivatives
Foreign currency exchange contract	Accrued expense	$2	$29
Interest rate swap contracts	Notes payable	1,188	—
Foreign currency exchange contract	Accrued expense	$1,190	$29

Total derivatives designated as a hedge instrument

Fair Value
Liabilities Derivatives	Balance Sheet Location	September 30, 2015	December 31, 2014
None		$—	$—

The following tables provide the effect of derivative instruments on the Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014:

	Location of gain or (loss) recognized in Income Statement	Gain or (loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Derivatives Not designated as Hedge Instrument
Forward currency contracts	Foreign currency transaction(losses)	$241	$98	$228	$29
Interest rate swap contracts	Interest expense	$376	$—	$736	$—

		Gain or (loss)
	Location of gain or (loss) recognized in Income Statement	Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Derivatives designated as Hedge Instrument
Forward currency contracts	Net revenues	$—	$—	$—	$(26)

The following table shows the beginning and ending amounts of gains and losses related to hedges which have been included in Other Comprehensive Income and related activity net of income taxes for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balance (loss) gain, net of income taxes	$—	$—	$—	$(7)
Amounts recorded in OCI net of (loss) gain, net of income taxes	—	—	—	(11)
Amount reclassified to income, loss (gain), net of income taxes	—	—	—	18
Ending balance gain (loss), net of income taxes	$—	$—	$—	$—

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

6. Net Earnings (Loss) per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of convertible debt and restricted stock units. Details of the calculations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss) attributable to shareholders of Manitex International, Inc.
Basic	$209	$1,768	$123	$6,631
Diluted	$209	$1,768	$123	$6,631
Earnings (loss) per share
Basic	$0.01	$0.13	$0.01	$0.48
Diluted	$0.01	$0.13	$0.01	$0.48
Weighted average common shares outstanding
Basic	16,014,594	13,822,918	15,955,025	13,817,538
Diluted
Basic	16,014,594	13,822,918	15,955,025	13,817,538
Dilutive effect of restricted stock units	24,767	50,239	18,272	45,113
	16,039,361	13,873,157	15,973,297	13,862,651

There are 156,361 and 159,839 restricted stock units which are anti-dilutive and therefore not included in the average number of diluted shares shown above for the three and nine months ended September 30, 2015, respectively.

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

The following table contains information regarding restricted stock units:

September 30, 2015
Outstanding on January 1, 2015	85,384
Units granted during the period	145,979
Vested and issued	(30,810)
Forfeited	(6,486)
Outstanding on September 30, 2015	194,067

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

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $301 and $194 for the three months and $955 and $677 for the nine months ended September 30, 2015 and 2014, respectively. Additional compensation expense related to restricted stock units will be $301, $841 and $418 for the remainder of 2015, 2016 and 2017, respectively.

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

In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which amends ASC 835-30, “Interest - Imputation of Interest”. The ASU clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit. These costs may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. The effective date will be the first quarter of fiscal year 2016 and will be applied retrospectively. The adoption is not expected to have a material effect on the Company’s financial results.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments.” This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effective date will be the first quarter of fiscal year 2016. The adoption is not expected to have a material effect on the Company’s financial results.

Except as noted above, the guidance issued by the FASB during the current year is not expected to have a material effect on the Company’s consolidated financial statements.

9. Inventory

The components of inventory are as follows:

	September 30, 2015	December 31, 2014
Raw materials and purchased parts,	$86,576	$63,244
Work in process	12,299	9,257
Finished goods	24,671	24,221
Inventory, net	$123,546	$96,722

10. Goodwill and Intangible Assets

	September 30, 2015	December 31, 2014	Useful lives
Patented and unpatented technology	$30,186	$21,561	7-10 years
Amortization	(12,317)	(10,137)
Customer relationships	43,516	31,477	10-20 years
Amortization	(7,640)	(5,013)
Trade names and trademarks	22,267	15,875	25 years-indefinite
Amortization	(2,286)	(1,867)
Non-competition agreements	50	50	2-5 years
Amortization	(36)	(24)
Customer backlog	455	462	<1 year
Amortization	(455)	(462)
Total Intangible assets	$73,740	$51,922

Amortization expense for intangible assets was $1,801 and $665 for the three months and $5,320 and $1,982 for the nine months ended September 30, 2015 and 2014, respectively.

Changes in goodwill for the nine months ended September 30, 2015 are as follows:

	Equipment Lifting Segment	Equipment Distribution Segment	ASV Segment	Total
Balance January 1, 2015	$21,811	$275	$30,849	$52,935
Goodwill for PM Group acquisition	31,052	—	—	31,052
Effect of change in exchange rates	(1,952)	—	—	(1,952)
Balance September 30, 2015	$50,911	$275	$30,849	$82,035

11. Accrued Expenses

	September 30, 2015	December 31, 2014
Accrued expenses:
Accrued payroll	$3,432	$2,805
Accrued employee benefits	765	439
Accrued bonuses	225	1,226
Accrued vacation expense	1,803	1,309
Accrued consulting fees	—	223
Accrued interest	396	375
Accrued commissions	463	497
Accrued expenses—other	1,909	1,109
Accrued warranty	3,907	3,335
Accrued income taxes	271	151
Accrued taxes other than income taxes	3,048	1,015
Accrued product liability and workers compensation claims	3,153	3,872
Accrued liability on forward currency exchange contracts	2	30
Total accrued expenses	$19,374	$16,386

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

	Nine Months Ended
	September 30, 2015	September 30, 2014
Balance January 1,	$3,335	$1,070
Business Acquired	843	—
Accrual for warranties issued during the period	3,315	1,357
Warranty services provided	(3,456)	(1,496)
Changes in estimate	(150)	110
Foreign currency translation	20	(9)
Balance September 30,	$3,907	$1,032

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

The Company is also required to comply with certain financial covenants as defined in the Credit Agreement including maintaining (1) a Consolidated Fixed Charge Coverage Ratio of not less than 1.20 to 1.00 at September 30, 2015, 0.90 to 1.00 at December 31, 2015 and 1.20 to 1.00 at March 31, 2016 and each quarter thereafter, (2) a Maximum Senior Secured First Lien North American Debt to Consolidated North American EBITDA Ratio of not more than 4.75 to 1.00 at September 30, 2015, 5.25 to 1.00 at December 31, 2015 or 4.75 to 1.00 following the closing of any Permitted Credit Party Sale at December 31, 2015, 3.50 at March 31, 2016 and 2.75 at June 30, 2016 and each quarter thereafter, and (3) a Maximum Consolidated North American Total Debt to Consolidated North American EBITDA Ratio of not more than 6.75 to 1.00 at September 30, 2015, 7.50 to 1.00 at December 31, 2015 or 7.00 to 1.00 at December 31, 2015 following the closing of any Permitted Credit Party Sale, 4.50 to 1.00 at March 31, 2016 and 3.75 to 1.00 at June 30, 2016 and 3.75 to 1.00 at June 30, 2016 and each quarter thereafter.

The indebtedness is collateralized by substantially all of the Company’s assets, except for the assets of the ASV and the Company’s equity interest in ASV. The facility contains customary limitations including, but not limited to, limitations on acquisitions, dividends, repurchase of the Company’s stock and capital expenditures.

U.S. Revolver

At September 30, 2015, the Company had drawn $26,544 under the $45,000 U.S. Revolver. The U.S. Revolver bears interest, at the Company’s option at the base rate plus a spread or an adjusted LIBOR rate plus a spread. The base rate is the greater of the bank’s prime rate, the federal funds rate plus 1.00% or the 30 day LIBOR rate Adjusted Daily plus 1.00%. For the U.S. Revolver the interest rate spread for Base Rate is between 1.75% and 3.0% and for LIBOR the spread is between 2.75% and 4.0% in each case with the spread being based on the Consolidated North American Total Debt to Consolidated North American EBITDA ratio, as defined in the Credit Agreement, for the preceding twelve months. Funds borrowed under the LIBOR options can be borrowed for periods of one, two, three or six months.

The $45,000 U.S. Revolver is a secured financing facility under which borrowing availability is limited to existing collateral as defined in the agreement. The maximum amount available is limited to (1) the sum of 85% of eligible receivables, (2) the lesser of 85% of eligible bill and hold receivables or $10,000, (3) the lesser of 50% of eligible inventory or $26,500, (4) the lesser of 80% of used equipment purchased for resale or rent or $2,000 reduced by outstanding standby letter or credits issued by the bank. At September 30, 2015, the maximum the Company could borrow based on available collateral was capped at $31,489.

Under the Credit Agreement, the banks are also paid an annual facility fee between 0.375% and 0.500% payable in quarterly installments.  The fee paid is determined quarterly based on the current Consolidated North American Total Debt to Consolidated North American EBITDA Ratio.

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

Term Loan

On January 9, 2015, the Company borrowed the entire $14,000 under the Term Loan, the principal amount of which will be repaid in quarterly installments of $500,000 commencing on April 1, 2015 and on each July 1, October 1 and January 1 and April 1 thereafter, with the remainder due on August 19, 2018. For the Term Loan the interest rate spread for Base Rate is between 2.75% and 5.00% and for LIBOR the spread is between 3.75% and 6.00% in each case with the spread being based on the Consolidated North American Total Debt to Consolidated North American EBITDA ratio.

The principal payments due on July 1, 2015, October 1, 2015 and January 1, 2016 have been made in advance as such the next required payment is due on April 1, 2016. At September 30, 2015, the Term Loan had a balance of $8,000.

Canadian Revolver

At September 30, 2015, the Company had drawn $7,261 under the Canadian Revolver. The Company is eligible to borrow up to $12,000. The maximum amount available is limited to the sum of (1) 90% of eligible insured receivables plus (2) 85% of eligible receivables plus (3) the lesser of (i) 50% of eligible inventory including work in process inventory up to CDN$3,000 and (ii) CDN $10,500. At September 30, 2015, the maximum the Company could borrow based on available collateral was $7,806. The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets. The Company can borrow in either U.S. or Canadian dollars. For the Canadian Revolver, the interest rate spread for U.S. prime based borrowing is between 1.75% and 3.00%

and for Canadian prime based borrowings the interest rate spread is between 2.75% and 4.00%, in each case with the spread being based on the Consolidated North American Total Debt to Consolidated North American EBITDA, as defined in the Credit Agreement, for the preceding twelve months. As of September 30, 2015 the spread on the U.S. Prime based borrowing was 2.50% and Canadian Prime based borrowings was 3.50%.

Alternately, the Company can elect to borrow Canadian funds and choose to pay interest on based on the Canadian Bankers’ Acceptance Rate plus a spread.  The loan interest rate spread for Bankers’ Acceptance Rate is between 2.75% and 4.00%

Under the Credit Agreement, the banks are also paid 0.50% annual facility fee payable in quarterly installments.

Specialized Export Facility

The Canadian Revolving Credit facility contains an additional $3,000 Specialized Export Facility that matures on July 1, 2016. Borrowings under the Specialized Export Facility are guaranteed by the Company and Export Development Canada (“EDC”), a corporation established by an Act of Parliament of Canada. Under the Export Facility Liftking can borrow 90% of the total cost of material and labor incurred on export contracts which are subject to the EDC guarantee. The EDC guarantee, which expires on July 1, 2016, is issued under their export guarantee program and covers certain goods that are to be exported from Canada. At September 30, 2015, the maximum the Company could have borrowed based upon available collateral under the Specialized Export Facility was $3,000. Under this facility, the Company can borrow either Canadian or U.S. dollars.

Any borrowings under the facility in Canadian dollars currently bear interest of 3.2% which is based on the Canadian prime rate plus 0.5% (the Canadian prime was 2.70% at September 30, 2015). Any borrowings under the facility in U.S. dollars bear interest at the U.S. prime rate (prime was 3.25% at September 30, 2015). Repayment of advances made under the Export Facility are due sixty days after shipment of the goods, or five business days after the borrower receives payment in full for the goods covered by the guarantee (the “Scheduled Payment Date”) or upon the termination of the EDC guarantee.

At September 30, 2015, the Company had outstanding borrowing in connection with the Specialized Export Facility of $2,509.

Notes Payable—Terex

Related to Crane and Schaeff Acquisitions

At September 30, 2015, the Company has a note payable to Terex Corporation with a remaining balance of $250. The note was issued in connection with the purchase of substantially all of the domestic assets of (“Terex”) Crane & Machinery, Inc. (“Crane”) and Schaeff Lift Truck, Inc. (“Schaeff”). The note bears interest at 6% annually and is payable quarterly. Terex has been granted a lien on and security interest in all of the assets of the Company’s Crane & Machinery Division as security against the payment of the note.

The Company has one remaining principal payment of $250 due on March 1, 2016. As long as the Company’s common stock is listed for trading on the NASDAQ or another national stock exchange, the Company may opt to pay up to $150 of each annual principal payment in shares of the Company’s common stock having a market value of $150.

Related to ASV Acquisition

On December 19, 2014, the Company executed a note payable to Terex Corporation for $1,594. The note matures on December 19, 2015 and has an annual interest rate of 4.5%. Interest is payable semi-annually beginning on June 19, 2015. The note was issued in connection with acquisition of 51% interest in ASV from Terex Corporation. The note has an outstanding balance of $1,594 at September 30, 2015.

Load King Debt

In November 2011, the Company’s Load King subsidiary used its manufacturing facility as collateral to secure mortgage financing with BED (South Dakota Board of Economic Development) and a bank. Load King pledged its equipment to the bank to secure additional term debt (“Equipment Note”). The funds received in connection with the above borrowing were used to repay a promissory note to Terex which was issued in connection with the Load King acquisition. The BED Mortgage, the bank mortgage and the Equipment Note, which are all guaranteed by the Company, have outstanding balances as of September 30, 2015 of $730, $763 and $203, respectively.

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

At September 30, 2015, the Inventory Note and the Equipment Note had balances of $270 and $211, respectively.

CVS Debt

CVS Short-Term Working Capital Borrowings

At September 30, 2015, CVS had established demand credit facilities with fourteen Italian banks. Under the facilities, CVS can borrow up to €385 ($430) on an unsecured basis and additional amounts as advances against orders, invoices and letter of credit with a total maximum facilities (including the unsecured portion) of €19,897 ($22,209). The Company has granted guarantees in respect to available credit facilities in the amount of €2,493 ($2,782). The maximum amount outstanding is limited to 80% of the assigned accounts receivable if there is an invoice issued or 50% if there is an order/contract issued. The banks will evaluate each request to borrow individually and determine the allowable advance percentage and interest rate. In making its determination the bank considers the customer’s credit and location of the customer.

At September 30, 2015, the banks had advanced CVS €5,283 ($5,897) at variable interest rates which currently range from 2.25% to 6.50%.

At September 30, 2015, the Company has guaranteed €663 ($740) of CVS’s outstanding debt. Additionally, the banks had issued performance bonds which total €1,045 ($1,166) which is not guaranteed by the Company.

Notes Payable

At September 30, 2015, CVS has a €833 ($930) note payable to a bank. The note dated March 27, 2015 had an original principal amount of €1,000 ($1,116) and an annual interest rate of EURIBOR 3 month plus 140 basis points. Under the terms of the note CVS is required to make twelve quarterly principal and interest payments beginning on June 30, 2015 through March 30, 2018. The Company does not guarantee any of the borrowing.

At September 30, 2015, CVS has a €2,363 ($2,637) note payable to a bank. The note dated March 4, 2015 had an original principal amount of €2,363 ($2,637) and an annual interest rate of 0.50% on €2,127 ($2,374) and 3.65% on the balance of €236 ($263). Under the terms of the note CVS is required to make sixteen semi-annual principal payments beginning on December 31, 2016 thru June 30, 2024. CVS is also required to make nineteen semi-annual interest payments beginning on June 30, 2015 through June 30, 2024. The Company is guaranteeing €236 ($263) of the borrowing.

Note Payable—Bank

At September 30, 2015, the Company has a $168 note payable to a bank. The note dated January 12, 2015 had an original principal amount of $912 and an annual interest rate of 3.35%. Under the terms of the note the company is required to make eleven monthly payments of $84 commencing January 30, 2015. The proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums.

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

As of September 30, 2015, the note had remaining principal balance of $159.

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

The $35,000 revolving loan facility is a secured financing facility under which borrowing availability is limited to existing collateral as defined in the agreement. The maximum amount available is limited to (1) the sum of 85% of eligible receivables, plus (2) the lesser of (i) 65% of eligible inventory valued at the lower of cost or market value or (ii) 85% of eligible inventory valued at the net orderly liquidation value, reduced by (3) (i) certain reserves determined by JPMCB, (ii) the amount of outstanding standby letters of credit issued under the JPMCB Credit Agreement and (iii) the amount of outstanding Ex-In Bank loans. The facility matures on December 19, 2019. At September 30, 2015, ASV had drawn $16,888 under the $35,000 JPMCB Credit Agreement. The JPMCB Credit Agreement bears interest at ASV’s option at JPMCB’ prime rate plus a spread or an adjusted LIBOR rate plus a spread. The interest rate spread for prime rate is between 0.50% and 1.00% and for LIBOR the spread is between 1.50% and 2.00% in each case with the spread being based on the aggregate amount of funds available for borrowing by ASV under the JPMCB Credit Agreement, as defined in the JPMCB Credit Agreement. The base rate and LIBOR spread is currently .75% and 1.75%, respectively. Funds borrowed under the LIBOR options can be borrowed for periods of one, two, three or six months. At September 30, 2015, the maximum ASV could borrow based on available collateral was capped at $20,229.

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

At September 30, 2015, ASV had a remaining principal balance of $38,500 under the Garrison Credit Agreement. The Garrison Credit Agreement bears interest, at a one-month adjusted LIBOR rate plus a spread of between 9.00% and 9.50%. The spread is based on the ratio of ASV’s total debt to its EBITDA, as defined in the Garrison Credit Agreement. The LIBOR spread is currently 9.5%. The interest rate for the period ending September 30, 2015 was 10.5%.

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

PM Group Short-Term Working Capital Borrowings

At September 30, 2015, PM Group had established demand credit and overdraft facilities with six Italian banks and seven banks in South America. Under the facilities, PM Group can borrow up to approximately €23,503 ($26,234) for advances against invoices, and letter of credit and bank overdrafts. Interest on the Italian working capital facilities is charged at the 3-month or 6-month Euribor plus 200 basis points, while interest on overdraft facilities is charged at the 3 month Euribor plus 350 basis points. Interest on the South American facilities is charged at a flat rate of points for advances on invoices ranging from 8% - 29%.

At September 30, 2015, the Italian banks had advanced PM Group €16,955 ($18,925), at variable interest rates, which currently range from 1.90% to 2.04%. At September 30, 2015, the South American banks had advanced PM Group €77 ($86). Total short-term borrowings for PM Group were €17,032 ($19,011) at September 30, 2015.

PM Group Term Loans

At September 30, 2015, PM Group has a €14,013 ($15,641) term loan with two Italian banks, BPER and Unicredit. The term loan is split into three separate notes and is secured by PM Group’s common stock.

The first note has an outstanding principal balance of €4,148 ($4,630), is charged interest at the 6-month Euribor plus 236 basis points, effective rate of 2.40% at September 30, 2015. The note is payable in semi-annual installments beginning June 2017 and ending December 2021. The second note has an outstanding principal balance of €4,865 ($5,430), is charged interest at the 6-month Euribor plus 286 basis points, effective rate of 2.90% at September 30, 2015. The note is payable in semi-annual installments beginning June 2017 and ending December 2021. The third note has an outstanding principal balance of €5,000 ($5,581) and is non-interest bearing. The note is payable in two semi-annual installments beginning June 2016 and ending December 2017 and a final balloon payment in December 2022. Accrued deferred interest on these notes through the date of acquisition at January 15, 2015, totaled €4,857 ($5,421) and is payable in semi-annual installments beginning June 2015 and ending December 2016. At September 30, 2015, the remaining deferred interest was €3,169 ($3,537) as the original amount was reduced when the first installment payment was made.

An adjustment in the purchase accounting to value the non-interest bearing debt at its fair market value was made. At January 15, 2015 it was determined that the fair value of the debt was €1,460 or $1,720 less than the book value. This reduction is not reflected in the above descriptions of PM debt. This discount is being amortized over the life of the debt and being charged to interest expense. As of September 30, 2015 the remaining balance was €1,156 or $1,290 and is an offset to the debt shown above.

PM Group is subject to certain financial covenants as defined by the debt restructuring agreement with BPER and Unicredit including maintaining (1) Net debt to EBITDA, (2) Net Debt to equity, and (3) EBITDA to net financial charges ratios. The covenants are measured on a semi-annual basis.

At September 30, 2015 PM Group has unsecured borrowings with five Italian banks totaling €13,404 ($14,962). Interest on the unsecured notes is charged at the 3-month Euribor plus 250 basis points, effective rate of 2.46% at September 30, 2015. Principal payments are due on a semi-annual basis beginning June 2019 and ending December 2021. Accrued interest on these borrowings through the date of acquisition at January 15, 2015, totaled €358 ($400) and is payable in semi-annual installments beginning June 2019 and ending December 2019.

Autogru PM RO, a subsidiary of PM Group, entered into a note payable in January 2014 totaling €800 ($893). The note is payable in 60 monthly principal installments of €13 ($14), plus interest at 3.98%, maturing December 2018. At September 30, 2015, the outstanding principal balance of the note was €520 ($580).

PM has interest rates swaps with a fair market value at September 30, 2015 of €1,065 or $1,189 which has been included in notes payable.

Schedule of Debt Maturities

Scheduled annual maturities of the principal portion of PM Group debt outstanding at September 30, 2015 in the next five years and the remaining maturity in aggregate are summarized below.

Periods Ending September 30,	Term Loan	Accrued Interest Term Loan	Unsecured Borrowings	Accrued Interest Unsecured Borrowings	Autogru PM RO Loan	Total
2016	$780	$2,430	$—	$—	$179	$3,389
2017	2,396	540	—	—	179	3,115
2018	3,907	—	—	—	179	4,086
2019	3,012	—	2,437	—	45	5,494
2020	1,001	—	4,728	—	—	5,729
Subsequent	4,580	560	8,196	—	—	13,336
	$15,676	$3,530	$15,361	$—	$582	$35,149
Interest rate swaps						1,189
FMV adjustments to non-interest bearing debt						(1,290)
Total PM term debt						$35,048

Capital leases

Georgetown facility

As of September 1, 2015, the lease for the Georgetown facility was amended and extended.  Under the Amendment, the initial monthly rental decreased from $76 to $62 and the lease term was extended to April 30, 2028.  Commencing on September 1, 2016, and each subsequent September 1 during the term of the lease, rent will increase by 3%.  It was determined that the lease is a capital lease.  The present value of the future minimum lease payments (including the annual increase) was determined using a 12.5% discount rate (the discount rate used to record the original lease which was signed in April 2006).  The net present value of minimum lease payments at September 1, 2015 was determined to be $5,423.

As of September 1, 2015, the remaining capital lease obligation (associated with original lease) was increased by approximately $3,607 so the capital lease obligation associated Georgetown facility would equal to $5,423.  The building value was also increased by a corresponding amount.  Finally, accumulated depreciation related to the building at August 31, 2015 was retired with the offset going against building.

The lease has been classified as a capital lease. At September 30, 2015, the outstanding capital lease obligation is $5,417.

Winona facility

The Company had a five year lease which expired in July 10, 2014 that provides for monthly lease payments of $25 for its Winona, Minnesota facility. The Company has an option to purchase the facility for $500 by giving notice to the landlord of its intent to purchase the Facility. The Landlord must receive such notice at least three months prior to end of the Lease term. At September 30, 2015, the outstanding capital lease obligation was $497. The Company has given the landlord notice of its intent to purchase the facility and expect to complete the closing in the near future.

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

The following is a summary of amounts financed under equipment capital lease agreements:

				Balance as of
	Amount Borrowed	Repayment Period	Amount of Monthly Payment	September 30, 2015
New equipment	$1,166	60	$22	$807
Used equipment	$827	36	$25	$198
Total	$1,993		$47	$1,005

The Company has two additional capital leases. As of September 30, 2015, the capitalized lease obligation in aggregate related to the two leases was $47.

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

As of September 30, 2015, the note had a remaining principal balance of $6,701 and an unamortized discount of $799. The difference between this amount and the amount initially recorded represents $94 of amortization of excess of the principal amount of the liability component over its carrying amount.

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

On January 7, 2015, the components of the note were as follows:

Liability component	$14,286
Equity component (a component of paid in capital)	714
$15,000

Additionally in connection with the transaction a $257 deferred tax liability was established and was recorded as a deduction to paid in capital. The deferred tax liability was recognized as the excess of the principal amount being amortized and charged to interest expenses is not tax deductible.

As of September 30, 2015, the note had remaining principal balance of $14,358 and an unamortized discount of $642. The difference between this amount and the amount initially recorded represents $72 of amortization of excess of the principal amount of the liability component over its carrying amount.

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

Certain cases are at a preliminary stage, and it is not possible to estimate the amount or timing of any cost to the Company. However, the Company does not believe that these contingencies, in the aggregate, will have a material adverse effect on the Company. Provisional reserves has been established for several liability cases related to ASV and PM acquisition. The Company will access the value of the liability as of the date ASV and PM were acquired if additional information becomes available. Based on a review of the additional information, the provisional reserve may be adjusted with an offsetting adjustment to goodwill. The adjustment will be made as of the date of the acquisition. At this time, the Company cannot assess what the magnitude of future possible adjustment will be and, therefore, cannot conclude that it will not be material.

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

On May 5, 2011, Company entered into two separate settlement agreements with two plaintiffs. As of September 30, 2015, the Company has a remaining obligation under the agreements to pay the plaintiffs $1,520 without interest in 16 annual installments of $95 on or before May 22 of each year. The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total payment will be charged to interest expense over payment period.

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

The following is financial information for our three operating segments, i.e., Lifting Equipment, Equipment Distribution and ASV.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues
Lifting Equipment	$66,950	$61,670	$209,319	$185,772
Equipment Distribution	2,953	5,296	10,363	14,398
ASV	26,899	—	91,162	—
Inter-segment sales	(131)	(769)	(2,687)	(2,998)
Total	$96,671	$66,197	$308,157	$197,172
Operating income from continuing operations
Lifting Equipment	$4,767	$5,007	$11,506	$17,013
Equipment Distribution	(231)	17	10	138
ASV	1,367	—	5,320	—
Corporate expenses	(2,267)	(1,529)	(6,669)	(4,649)
Elimination of inter-segment profit in inventory	36	(84)	(59)	(302)
Total operating income	$3,672	$3,411	$10,108	$12,200

The Lifting Equipment segment operating earnings includes amortization of $1,126 and $628 for the three months and $3,300 and $1,872 for the nine months ended September 30, 2015 and 2014, respectively. The Equipment Distribution segment operating earnings includes amortization of $37 and $37 for the three months and $73 and $110 for the nine months ended September 30, 2015 and 2014, respectively. The ASV segment operating earnings includes amortization of $638 and $1,910 for the three and nine months ended September 30, 2015, respectively.

	September 30, 2015	December 31, 2014
Total Assets
Lifting Equipment	$294,916	$172,306
Equipment Distribution	14,014	15,634
ASV	126,507	129,930
Corporate	2,236	1,636
Total	$437,673	$319,506

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

The Company through its Manitex Liftking subsidiary provides parts and services to LiftMaster, Ltd (“LiftMaster”) or purchases parts or services from LiftMaster. LiftMaster is a rental company that rents and services rough terrain forklifts. LiftMaster is owned by the Vice President of Manitex Liftking a wholly owned subsidiary of the Company, Manitex Liftking, ULC, and a relative of his.

As of September 30, 2015 the Company had an accounts receivable of $118 from BGI, LiftMaster and SL and accounts payable of $7, $362 and $499 to BGI, Lift Ventures and SL, respectively. As of December 31, 2014 the Company had an accounts receivable of $6 and $7 from LiftMaster and SL, respectively and accounts payable of $6 and $796 to BGI and SL, respectively.

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

		Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Rent paid	Bridgeview Facility (1)	$65	$65	$191	$191
Sales to:	SL Industries, Ltd.	$56	$1	$56	$4
	BGI USA, Inc.	—	—	3	—
	LiftMaster	1	(3)	4	186
Total Sales		$57	$(2)	$63	$190
Purchases from:
	BGI USA, Inc.	$7	$22	$7	$43
	Lift Ventures	211	—	496	—
	SL Industries, Ltd.	986	2,260	3,453	4,686
	Terex	127	—	470	—
	LiftMaster	46	—	46	—
Total Purchases		$1,377	$2,282	$4,472	$4,729

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

Transactions with Terex

On December 19, 2014, Terex became a related party.

At September 30, 2015, ASV has accounts receivable due from Terex for $318 which is shown on the balance on the line titled “accounts receivable from related party” and accounts payable of $1,501 on the line titled “accounts payable related parties”. At December 31, 2014, accounts receivable due from Terex was $8,609 and accounts payable owed to Terex was $0. As part of the agreement Terex retained certain receivables from third party customers. In place of the retained receivable, Terex gave ASV a receivable for a portion of the third party customer receivable retained by Terex. Terex paid 50% of this receivable thirty days after closing of the transaction and the remaining balance 60 days after of closing the transaction.

At September 30, 2015, the Company has the following notes payable to Terex:

Note related to Crane and Schaeff acquisition	$250
Note payable related to ASV acquisition	$1,594
Convertible note, (net)	$6,701

See Note 13 and Note 14 for additional details regarding the above debt obligations.

The following is a summary of the amounts attributable to certain Terex transactions as described in the footnotes to the table, for the periods indicated:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Sales to Terex	$333	$1,632
Purchases from Terex	$1,711	$4,058

In addition to the above referenced purchases, ASV expensed $955 and $31 for the three months ended and $3,091 and $132 for the nine months ended, respectively, on Distribution and Cross Marketing Agreement and Services Agreement at September 30, 2015.

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

The effective tax rate as of September 30, 2015 was 27.8%. Such amount is lower than the statutory rate of 35% primarily related to earnings in foreign jurisdictions which are taxed at lower rates, and the non-taxable portion of ASV’s earnings.

For the three months ended September 30, 2015, the Company recorded an income tax expense of $69 which consisted primarily of anticipated federal, state and local, and foreign taxes. For the three months ended September 30, 2014, the Company recorded an income tax expense of $941 which consisted primarily of anticipated federal, state and local, and foreign taxes.

For the nine months ended September 30, 2015, the Company recorded an income tax expense of $237. For the nine months ended September 30, 2014, the Company recorded an income tax expense of $3,283.

The Company’s total unrecognized tax benefits as of September 30, 2015 and 2014 were approximately $941 and $143, which, if recognized, would affect the Company’s effective tax rate. Included in the unrecognized tax benefits is a liability for the PM Group’s potential IRES and IRAP (Italian Income Taxes) audit adjustments for the tax years 2009 – 2013. Depending upon the final resolution of the PM Group’s audit, the liability could be higher or lower than the amount recorded at September 30, 2015.

19. Subsequent Event

The Company and certain of its subsidiaries currently have a credit agreement (the “Credit Agreement”) with Comerica Bank and Fifth Third Bank (the “Banks”). On October 30, 2015, the Company and the Banks entered into Amendment No. 2 to the Credit Agreement (the “Amendment”). The principal modifications to the Credit Agreement resulting from the Amendment are as follows:

•	the financial covenant definitions shall be revised to include revenue from certain management services agreements;
•	the required financial covenant ratios shall be revised beginning with the fiscal quarter ending September 30, 2015; and
•	the applicable interest rate margins tied to the Company’s financial performance shall be revised.

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

Equipment Distribution Segment

The Equipment Distribution segment includes he operations of Crane & Machinery (“C&M”), a division of Manitex International, Inc., North American Equipment, Inc. and North American Distribution, Inc. The segment markets products used primarily for infrastructure development and commercial construction applications that include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance. C&M is a distributor of Terex rough terrain and truck cranes, and supplies repair parts for a wide variety of medium to heavy duty construction equipment and sells domestically and internationally, predominately to end users, including the rental market. It also provides crane equipment repair services in the Chicago area. North American Equipment, Inc. market previously-owned construction and heavy equipment, both domestically and internationally and provides a wide range of used lifting and construction equipment of various ages and condition, and also has the capability to refurbish equipment to the customers’ specification. North American Distribution, Inc. operates as the North American sales organization for our Italian based Valla pick and carry crane products.

Economic Conditions

The overall market for construction equipment continues to improve but has not returned to pre-2008 levels. A very significant portion of the Company’s revenues has been attributed to demand from niche market segments, particularly the North American energy sector. In our 2014 10-K we stated that, there had been a softening in the demand for our products which was related to the energy sector and that the Company believed that the current decrease in demand from the energy sector was temporary. As result of the decrease in oil price, the energy sector has curtailed its capital expenditures. Furthermore, the energy sector has been selling their excess equipment, including boom trucks. The effect of which is to severely decrease demand for new boom trucks from the general construction markets. Although the general construction market is performing well, their demand for boom truck is largely being satisfied through the purchase of used boom trucks. The Company believes that the softness in the energy sector is temporary. The Company cannot forecast the timing of rebound in the energy sector because it is dependent on higher oil prices. The selloff of used equipment will run its course and the demand for the general construction market will rebound. During the first quarter, the Company purchased PM, a manufacturer of knuckle boom cranes. The market, including the North American market, for knuckle boom cranes is continuing to grow. PM currently has a very small share of the market for knuckle boom cranes in North America. The Company has started to manufacture knuckle boom cranes in the United State and is marketing them through the Company’s current distribution channels. The Company currently has a strong presence in North America for its boom trucks. The Company believes that it can significantly increase the Company’s share for knuckle boom cranes in North American. The Company believes this is an immediate opportunity that will continue grow over time. At the end of the quarter, the Company backlog was $89 million, including orders from the recent ASV and PM acquisitions that now comprise 39% of the total backlog at September 30, 2015.

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

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Net income for the three month periods ended September 30, 2015 and 2014

For the three months ended September 30, 2015 and 2014 the Company had a net income of $0.2 million and $1.8 million, respectively.

For the three months ended September 30, 2015, the net income of $0.2 million consisted of revenue of $96.7 million, cost of sales of $78.4million, research and development costs of $1.3million, SG&A expenses of $13.3 million, interest expense of $3.2 million, and income tax expense of $0.1 million.

For the three months ended September 30, 2014, the net income of $1.8 million consisted of revenue of $66.2 million, cost of sales of $55.3 million, research and development costs of $0.6 million, SG&A expenses of $6.9 million, interest expense of $0.7 million, and income tax expense of $0.9 million.

Net revenues and gross profit —For the three months ended September 30, 2015, net revenues and gross profit were $96.7 million and $18.3 million, respectively. Gross profit as a percent of revenues was 18.9% for the three months ended September 30, 2015. For the three months ended September 30, 2014, net revenues and gross profit were $66.2 million and $10.9 million, respectively. Gross profit as a percent of revenues was 16.5% for the three months ended September 30, 2014.

Net revenues increased $30.5 million or 46.1% to $96.7 million for the three months ended September 30, 2015 from $66.2 million for the comparable period in 2014. The increase in revenues is attributed to approximate $49.7 million of revenues generated by ASV and

PM, two companies that were acquired subsequent to September 30, 2014. The additional revenues from the new business were offset by a $19.2 million decrease in revenues generated by our existing operations. The $19.2 million decrease includes the impact that a stronger dollar (against the Canadian dollar and the Euro) had on the revenues of our existing business.  As result, Liftking and CVS revenues in aggregate were adversely impacted by $3.6 million.  The remaining decrease is attributed a decline in crane products sales. This decline is attributed to a decrease in demand from the energy sector the result of significant decline in oil prices. The demand for new cranes from the general construction market has also declined significantly as used cranes from the energy sector are being sold off.

PM’s 2015 revenues were also adversely impacted by the stronger dollar.  If PM’s revenues were converted at last year’s exchange rates revenues would have been approximately $4.3 million higher for the quarter.

Our gross profit percent increased 2.4% to 18.9% for the three months ended September 30, 2015 from 16.5% for the three months ended September 30, 2014. The change is attributed to changes in product mix offset by the impact of decreased volume for crane products.

Research and development —Research and development was $1.3 million for the three months ended September 30, 2015 compared to $0.6 million for the same period in 2014. Excluding $0.8 million in additional expenses for ASV and PM for the quarter ending September 30, 2015, expenditure on R&D was relatively consistent with the prior year period.

Selling, general and administrative expense —Selling, general and administrative expense for the three months ended September 30, 2015 was $13.3 million compared to $6.9 million for the comparable period in 2014, an increase of $6.4 million. The increase is entirely attributed to the newly acquired businesses which had approximately $6.4 million of selling, general and administrative costs for the quarter ending September 30, 2015.

Operating income —For the three months ended September 30, 2015 and 2014 the Company had operating income of $3.7               million and $3.4 million, respectively. Operating income increased as the increase in gross profit exceeded the increase in operating expenses for the quarter.

Interest expense —Interest expense was $3.2 million for the three months ended September 30, 2015 compared to $0.7 million for the comparable period in 2014, an increase of $2.5. The increase in interest expense is attributed to additional interest expense at our two newly acquired companies plus interest on the additional debt incurred to purchase the two new companies.

Foreign currency transaction gains and losses —For the three months ended September 30, 2015, foreign currency losses were $0.1 million compared to loss of $0.1 for the comparable period in 2014. As stated in the past, the Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds. The Company records at the balance sheet date the forward currency exchange contracts at their market value with any associated gain or loss being recorded in current earnings as a currency gain or loss.

There are still certain currency risks at PM for which an effective hedging strategy may not be available.  These risk, however, did not have a material impact in the quarter ended September 30, 2015.

Income tax —For the three months ended September 30, 2015 and 2014 the Company recorded an income tax expense of $0.1 and $0.9 million, respectively. The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. The annual effective tax rate (excluding discrete items) for 2015 is estimated to be approximately 27.8%, while the actual annual effective tax rate for 2014 was 32%.

The 2015 effective tax rate is lower than the statutory rate of 35% primarily related to earnings in foreign jurisdictions which are taxed at lower rates, and the non-taxable portion of A.S.V.’s earnings.

Net income —Net income for the three months ended September 30, 2015 was $0.2 million. This compares with a net income for the three months ended September 30, 2014 of $1.8 million. The change in net income is explained above.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net income for the Nine month periods ended September 30, 2015 and 2014

For the nine months ended September 30, 2015 and 2014 the Company had a net income of$0.6 million and $6.6 million, respectively.

For nine months ended September 30, 2015, the net income of $0.6 million consisted of revenue of $308.2 million, cost of sales of $251.7 million, research and development costs of $4.6 million, SG&A expenses of $41.8 million, interest expense of $9.7 million, foreign currency transaction gains of $0.6 million, income tax expense of $0.2 million and loss on non-marketable equity investment of $0.1

For the nine months ended September 30, 2014, the net income of $6.6 million consisted of revenue of $197.2 million, cost of sales of $161.5 million, research and development costs of $1.9 million, SG&A expenses of $21.6 million, interest expense of $2.2 million, foreign currency transaction loss of $0.03  million, and income tax expense of $3.3 million.

Net Revenues and Gross Profit – For the nine months ended September 30, 2015, net revenues and gross profit were $308.2 million and $56.5 million, respectively. Gross profit as a percent of revenues was 18.3% for the nine months ended September 30, 2015. For the nine months ended September 30, 2014, net revenues and gross profit were $197.2 million and $35.7 million, respectively. Gross profit as a percent of revenues was 18.1% for the nine months ended September 30, 2014.

Net revenues increased $111.0 million to $308.2 million for the nine months ended September 30, 2015 from $197.2 million for the comparable period in 2014. Without the ASV and PM transactions, revenues would have decreased $42.5 million, as ASV and PM had combined revenues of $153.5 million for the nine months ended September 30, 2015. The $42.5.2 million decrease includes the impact that a stronger dollar (against the Canadian dollar and the Euro) had on the revenues of our existing business.  As result, Liftking and CVS revenues in aggregate were adversely impacted by $10.6 million.  The remaining decrease is primarily attributed a decline in crane products sales. This decline is attributed to a decrease in demand from the energy sector the result of significant decline in oil prices. The demand for new cranes from the general construction market has also declined significantly as used cranes from the energy sector are being sold off.

PM’s 2015 revenues were also adversely impacted by the stronger dollar.  If PM’s revenues were converted at last year’s exchange rates revenues would have approximately $10.9 million higher,

Our gross profit percent as a percentage of net revenues increased to 18.3% for the nine months ended September 30, 2015from 18.1% for the nine months ended September 30, 2014.

Research and development – Research and development for the nine months ended September 30, 2015 was $4.6 million compared to $1.9 million for the comparable period in 2014, an increase of $2.7 million. Excluding $2.9 million additional expenses for ASV and PM for the nine months ended September 30, 2015, expenditure on R&D decreased $0.2 million as engineering resources in the Lifting Segment were reduced as a response to reduced volumes.  The Company’s research and development spending continues to reflect our continued commitment to develop and introduce new products that gives the Company a competitive advantage.

Selling, general and administrative expense – Selling, general and administrative expense for the nine months ended September 30, 2015 was $41.8 million compared to $21.6 million for the comparable period in 2014, an increase of $20.2 million, as $20.5 million of expense at our two newly acquired businesses were partially offset by decreases in expenses of $0.3 million at our existing operations. Selling, general and administrative expenses for 2015 also include approximately $1.9 million expenses associated with acquisitions.  These additional expenses were offset as the stronger dollar decreased expenses by approximately $1.3 million dollars and because 2014 had non-recurring expenses of approximately $0.7 related to attendance at the 2014 ConExpo show, which is held every three years.

Operating income –nine months ended September 30, 2015and 2014, the Company had operating income of $10.1 million and $12.2 million, respectively. Operating income decreased as the increase in operating expenses exceeded the increase in gross profit for the quarter.

Interest expense – Interest expense was $9.7 million and $2.2 million for nine months ended September 30, 2015 and 2014 respectively. The increase in interest expense is attributed to additional interest expense at our two newly acquired companies plus interest on the additional $30 million of debt incurred to purchase the two new companies.

Foreign currency transaction (losses) gains – For the nine months ended September 30, 2015 and 2014, foreign currency gains losses were $0.6and $0.03, respectively. As stated in the past, the Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds.

The currency gain for the nine months ended September 30, 2015 is principally related to currency gains at PM. The nine month gain is a net result of a $0.9 million gain for the three months ended March 31, 2015 offset by a loss of $0.3 million for the six months ended September 30, 2015. Subsequent to the first quarter, the Company implemented certain programs to mitigate currency risk at our PM subsidiary. There are still certain currency risks at PM for which an effective hedging strategy may not be available.

Income tax – For the nine months ended September 30, 2015 and 2014, the Company recorded an income tax expense of $0.2 and $3.3 million, respectively. The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. The annual effective tax rate (excluding discrete items) for is estimated to be approximately 27.8%, while the actual annual effective tax rate for 2014 was 32%.

The 2015 effective tax rate is lower than the statutory rate of 35% primarily related to earnings in foreign jurisdictions which are taxed at lower rates, and the non-taxable portion of A.S.V.’s earnings.

Net income – Net income for the nine months ended September 30, 2015 was $0.6 million. This compares with a net income for the nine months ended September 30, 2014 of $6.6 million. The change in net income is explained above.

Segment information

Lifting Equipment Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues	$66,950	$61,670	$209,319	$185,772
Operating income (1)	4,767	5,007	11,506	17,013
Operating margin	7.1%	8.1%	5.5%	9.2%

(1)	Segment operating income does not include an allocation of corporate expenses. See the Reconciliation to the Income Statement below.

Net revenues

Net revenue increased $5.3 million to $67.0 million for the three months ended September 30, 2015 from $61.7 million for the comparable period in 2014. Without the PM acquisition, revenues would have decreased $17.6 million, as PM had sales of $22.9 million for the three months ended September 30, 2015. The decrease is attributed to a decrease in revenues for crane products as explained above.

Net revenues increased $23.5 million to $209.3 million for the three months ended September 30, 2015 from $185.8 million for the comparable period in 2014. Without the PM acquisition, revenues would have decreased $39.1 million, as PM had sales of $62.6 million since date of acquisition to September 30, 2015. The decrease is principally attributed to a decrease in revenues for crane products as explained above.

Operating income and operating margins

Operating income of $4.8 million for the three months ended September 30, 2015 was equivalent to 7.1% of net revenues compared to an operating income of $5.0 million for the three months ended September 30, 2014 or 8.1% of net revenues. An improvement in the gross margin percent of approximately 2.0% was more than offset by an increase in operating expenses and operating expenses as a percent of revenues.  The aforementioned increase in operating expenses as a percent of revenue is due to two factors. Operating expenses as percent of revenue are higher at PM than our other businesses in the segment. Additionally, operating expenses as percent of revenues increase in 2015 for our other businesses due to the decrease in revenues.

Operating income of $11.5 million for the nine months ended September 30, 2015 was equivalent to 5.5% of net revenues compared to an operating income of $17.0 million for the nine months ended September 30, 2014 or 9.2% of net revenues. The decrease in operating income and operating income as percent of revenues is the result of increase in operating expenses as a percent of revenues as the gross profit percent was nearly the same in both periods.. The aforementioned percent increase is due to two factors. Operating expenses as percent of revenue are higher at PM than our other businesses in the segment largely because of its number of international sales and distribution operations. Additionally, operating expenses as percent of revenues increase in 2015 for our other businesses due to the decrease in revenues.

ASV Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues	$26,899	$—	$91,162	$—
Operating income	1,367	—	5,320	—
Operating margin	5.1%	—	5.8%	—

ASV was acquired on December 15, 2014, therefore there is no comparison for the three or nine months period ending September 30, 2014.

Net revenues

Net revenues for the three months ended September 30, 2015 were $26.9 million, comprising whole goods and parts revenue.

Sales in the period were sold predominately under the pre-acquisition branding and through existing distribution channels since new distribution for the ASV brand is still under development with only a limited number of units sold under the ASV brandy. Sales in the third quarter declined compared to the first six months.  The decrease is due in part to modest seasonality the product experiences.   Revenues were also adversely impacted by weaker demand from Canada, largely due to the weak Canadian dollar. The mix for the quarter shifted toward higher margin track loaders.

Net revenues for the nine months ended September 30, 2015 were  $91.2 million, comprising whole goods and parts revenue.

During the nine months 2015, demand for the ASV product has improved modestly and were favorably impacted by the timing of orders for OEM customers that was skewed towards the first part of the year.

Operating income and operating margins

Operating income of $1.4 million for the three months ended September 30, 2015 was equivalent to 5.1% of net revenues. Operating margins of 5.1% of revenues was slightly reduced from the first six months as the impact of lower volume was only partially offset by an improved product mix.

Operating income of $5.3 million for the nine months ended September 30, 2015 was equivalent to 5.8% of net revenues. The nine months 2015 includes the expensing of $0.2 million of inventory step up costs arising from purchase accounting.

Equipment Distribution Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues	$2,953	$5,296	$10,363	$14,398
Operating (loss) income	(231)	17	10	138
Operating margin	-7.8%	0.3%	0.1%	1.0%

Net revenues

Net revenues decreased $2.3 million to $3.0 million for the three months ended September 30, 2015 from $5.3 million for the comparable period in 2014. The decrease of $2.0 million related to reduced sales of new crane equipment which continues to be impacted by reduced demand for product arising from the slowdown in the energy sector and from the comparative period for 2014 including a substantial initial sale of equipment into the rental sector. Sales of remarketed product were lower by $0.7 million in part due to lower demand from Canada due to the adverse currency impact from the strong US dollar. These reductions were partially offset by revenue increases from rental revenues and parts and service sales that benefited from improving construction activity.

Net revenues decreased $4.0 million to $10.4 million for the nine months ended September 30, 2015 from $14.4 million for the comparable period in 2014.   The decrease of $2.6 million related to reduced sales of new crane equipment which continues to be impacted by reduced demand for product arising from the slowdown in the energy sector and from the comparative period for 2014 including a substantial initial sale of equipment into the rental sector. Sales of remarketed product were lower by $1.9 million in part due to lower demand from Canada due to the adverse currency impact from the strong US dollar. These reductions were partially offset by revenue increases from rental revenues and parts and service sales that benefited from improving construction activity

Operating income (loss) and operating margins

The Equipment Distribution segment had an operating loss of $0.2 million and income of $0.02 million for the three months ended September 30, 2015 and 2014, respectively. Third quarter 2015 operating income and margin was adversely impacted by loss of from reduced sales, although gross margin percent improved due to a higher proportion of parts sales in total revenues.

The Equipment Distribution segment had an operating income of 0.01 million and $0.1 million for the nine months ended September 30, 2015 and 2014, respectively. Operating income and margin was adversely impacted by loss of from reduced sales, although gross margin percent improved due to a higher proportion of parts sales in total revenues.

Reconciliation to Statement of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Lifting Equipment	$66,950	$61,670	$209,319	$185,772
ASV	26,899	—	91,162	—
Equipment Distribution	2,953	5,296	10,363	14,398
Elimination of intersegment sales	(131)	(769)	(2,687)	(2,998)
Total	$96,671	$66,197	$308,157	$197,172

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating Income:
Lifting Equipment	$4,767	$5,007	$11,506	$17,013
ASV	1,367	—	5,320	—
Equipment Distribution	(231)	17	10	138
Corporate expenses	(2,267)	(1,529)	(6,669)	(4,649)
Elimination of intersegment profit in inventory	36	(84)	(59)	(302)
Total	$3,672	$3,411	$10,108	$12,200

Liquidity and Capital Resources

Cash and cash equivalents were $4.4 million at September 30, 2015 compared to $4.4 million at December 31, 2014. In addition, the Company has U.S. and Canadian revolving credit facilities, with maturity dates of August 19, 2018 and our Canadian Subsidiary has a specialized export facility. Additionally, ASV has a revolving credit facility, which is for its sole use. At September 30, 2015 the Company had approximately $6 million available in North America to borrow under its revolving credit facilities. ASV has a revolving credit facility with approximately $3.3 million of availability.

At September 30, 2015, CVS had established demand credit facilities with fourteen Italian banks. Under the facilities, CVS can borrow up to €0.4 million ($0.5 million) on an unsecured basis and additional amounts as advances against orders, invoices and letter of credit with a total maximum facilities (including the unsecured portion) of €19.9 million ($22.2 million). The maximum amount outstanding is limited to 80% of the assigned accounts receivable if there is an invoice issued or 50% if there is an order/contract. The banks will evaluate each request to borrow individually and determine the allowable advance percentage and interest rate. In making its determination the bank considers the customer’s credit and location of the customer. At September 30, 2015, the banks had advanced CVS €5.3 million ($5.9 million) and had issued performance bonds which total €1 million ($1.1 million), which also count against the maximum that can be borrowed under these facilities.

At September 30, 2015, the PM Group had established working capital facilities with six Italian and seven South American banks. Under these facilities, the PM Group can borrow $26.2 million against orders, invoices and letters of credit. At September 30, 2015, the PM Group had received advances of $19 million. Future advances are dependent on having available collateral.

During the nine months ended September 30, 2015, total debt increased by $83.3 million to $195.6 million at September 30, 2015 from $112.3 million at December 31, 2014.

The following is a summary of the net increase in our indebtedness from December 31, 2014 to September 30, 2015:

Facility	Increase/ (decrease)
U.S. Revolver	$(7.7)	million
Canadian Revolver	(1.3)	million
Specialized export facility	(0.3)	million
Note payable—bank (insurance premiums)	0.2	million
Comerica Term loan	8.0	million
Note payable—Terex	(0.2)	million
Capital leases-buildings	3.1	million
Capital leases-equipment	(0.7)	million
Convertible note—related party	0.1	million
Convertible note—Perella	14.4	million
ASV Term loan	(1.5)	million
ASV Revolving Credit Facility	13.3	million
Sabre notes payable	0.4	million
PM working capital borrowings (See note 13 for details)	18.7	million
PM Term loans (See note 13 for details)	35.3	million
CVS notes payable	3.6	million
CVS working capital borrowings	(2.1)	million
	$83.3	million

Outstanding borrowings

The following is a summary of our outstanding borrowings at September 30, 2015:

(In millions)

	Outstanding Balance	Interest Rate	Interest Paid	Principal Payment
U.S Revolver	$26.5	2.91 to 6.25%	Monthly	August 19, 2018 maturity
Canadian Revolver	7.3	6.20 to 6.70%	Monthly	August 19, 2018 maturity
Specialized export facility	2.5	3.20%	Monthly	60 days after shipment or 5 days after receipt of payment
Load King bank debt	1.0	3.00 to 6.25%	Monthly	$0.02 million monthly including interest
Load King debt (SD Board of Economic Development	0.7	3.00%	Monthly	$0.005 million monthly including Interest
Note payable bank (insurance premiums)	0.2	3.35%	Monthly	$0.08 million monthly
Note payable—Terex	0.3	6.00%	Quarterly	$0.25 million March 1, 2016 ($0.15 million can be paid in stock)
Note payable—Terex	1.6	4.50%	Semi-Annual	$0.04 million interest payment June 19, 2015 and $1.64 million interest and principle payment on December 19, 2015
Convertible note—Terex	6.7	7.5%	Semi-Annual	December 19, 2019 maturity
Convertible note—Perella	14.4	7.5%	Semi-Annual	January 7, 2021 maturity
Comerica Term loan	8.0		Quarterly	$0.50 million quarterly principle payments unpaid balance due August 19, 2018
ASV revolving credit facility	16.9	4.0%	Monthly	December 19, 2019 maturity
ASV Term loan	38.5	10.50%	Monthly	$0.50 million quarterly plus interest unpaid balance due December 19, 2019
Capital lease—cranes for sale	1.0	4.4 to 5.6%	Monthly	Over 36 or 60 months
Capital lease—Georgetown facility	5.4	12.50%	Monthly	$0.06 million monthly payment includes interest
Acquisition note—Valla	0.2	1.5%	Annually	$0.1 in 2015 and 2016
Equipment note—Sabre	0.2	4.0%	Monthly	$0.03 million monthly
Inventory note—Sabre	0.2	4.0%	Monthly	$0.03 million monthly
Capital leases—Winona facility	0.5	6.13%	Monthly	To be paid in 2015
PM Term loan	35.0	2.40 to 5.24%	Various

Principal and interest payments on a significant portion of the term debt has been deferred. For certain components of the term debt principal payments do not begin until June 2015, June 2017 or June 2019. PM will be required to make principal payment of approximately $3.6 million during the next twelve months. Additionally, PM will be required to make cash interest payments during the next twelve months on approximately $9.7 million of its term debt.

PM short-term working capital borrowings	19.0	1.9 to 2.04%	Monthly	Upon payment of invoice or letter of credit
CVS notes payable	3.6	0.50 to 3.65%	Quarterly/Semi Annual	Over 12 quarters and 19 semi-annual payments
CVS short-term working capital borrowings	5.9	2.25 to 6.50%	Monthly	Upon payment of invoice or letter of credit
	$195.6

Future availability under credit facilities

As stated above, the Company had cash of $4.4 million and approximately $6 million available to borrow under its credit facilities at September 30, 2015. ASV has a revolving credit facility with approximately $3.3 million of availability which is for its sole use.

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

2015

Operating activities consumed $5.5 million of cash for the nine months ended September 30, 2015 comprised of net income of $0.6 million, non-cash items that totaled $11.8 million and changes in assets and liabilities, which consumed $17.9 million. The principal non-cash items are depreciation and amortization of $9.3 million, share based compensation of $1.2 million and amortization of deferred financing costs of $0.8 million. Other non-cash items in aggregate equal $0.5 million.

The change in assets and liabilities which consumed $17.9 million in cash is principally attributed to paying taxes on the conversion of ASV to an LLC for which a payable of $16.5 million had been established at December 31, 2014. Changes in other assets and liabilities consumed an additional $1.4 million.   The changes in assets and liabilities had the following impact on cash flows: accounts receivable generated $16.0 million, inventory consumed $7.1 million, prepaid expenses consumed $3.0 million, accounts payable consumed $5.2 million, accrued expenses consumed $4.9 million, other current liabilities generated $0.2 million, and other long-term liabilities generated $2.6 million.  The decrease in accounts receivable is the result of collecting accounts receivable faster, and due to the fact that sales for the current quarter are lower when compared to sales for the quarter ended December 31, 2014 when adjusted for a acquisitions.  Inventory increased as our crane operations built a number of cranes with a value of approximately $3.2 million.   The Company believes having cranes available for immediate shipment in the current market is a competitive advantage.  The remaining increase was at certain of our other operations whose revenues have increased or are expected to increase.   The increase in prepaid expenses and other is due to an increase in income tax receivables, and the increase in unrealized gains associated with forward currency contracts that the Company holds.  Forward currency contracts are valued at their fair market values at the balance sheet date with any gains being included in prepaid expenses and other.  The decrease in accounts payable is due to timing of vendor payments and raw material purchases.  Together, accrued expenses and other long-term liabilities consumed $2.3 million of cash.  These two line items are being discussed together as the increase in other long-term liability is principally due to a reclassifications of liabilities previously included in accrued expenses. The net decrease in accrued expenses principally relates to a $1.0 million decrease in the provision for management bonuses and changes in other accrued expense items.

Investing activities for the nine months ended September 30, 2015 consumed $15.7 million of cash including $13.7 million used for the acquisition of businesses and $2.0 million to purchase equipment. The equipment purchases were of a routine nature and none of them individually were material.

Financing activities generated $22.0 million in cash for the nine months ended September 30, 2015. The Company generated $27.9 million net of expenses to finance the PM acquisition by issuing a $15.0 convertible note and entering into a $14.0 million term loan. The $14.0 million term debt provides for quarterly principal payment of $0.5 beginning on April 1, 2015.  At September 30, 2015 the

Company has made the scheduled debt due through January 1, 2016 or $2.0 million.  The Company has made additional payments against the $14.0 million term loan of $4.0 million.  Other financing activities not discussed, in the aggregate generated $0.1 million of cash.

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

Financing activities generated $1.7 million in cash for the nine months ended September 30, 2014,   Increase in the Company’s revolving credit facilities and working capital facilities of $2.1 million, a bank note to finance insurance premiums of $0.7 million and proceeds from capital equipment leases of $0.9 million were sources of cash which were partially offset by note payments and capital lease payments that together came to approximately $2.0 million.

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

In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which amends ASC 835-30, “Interest - Imputation of Interest”. The ASU clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit. These costs may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. The effective date will be the first quarter of fiscal year 2016 and will be applied retrospectively. The adoption is not expected to have a material effect on the Company’s financial results.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments.” This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effective date will be the first quarter of fiscal year 2016. The adoption is not expected to have a material effect on the Company’s financial results.

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

JP Morgan Chase has issued a $0.2 million standby letter of credit in favor of an insurance carrier to secure obligations which may arise in connection with future deductibles payments that may be incurred under the Company’s workman compensation insurance policies.

Additionally, various Italian banks have issued performance bonds which total €1 million ($1.1 million) and none are guaranteed by the Company.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk disclosures have not materially changed since the 2014 Form 10-K was filed. The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2014.

Item 4—Controls and Procedures

Disclosure Controls and Procedures

The Company under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2015.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2015 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

The Company is involved in various legal proceedings, including product liability and workers’ compensation matters which have arisen in the normal course of operations. The Company has product liability insurance with self-insurance retention that ranges from $50 thousand to $0.5 million. ASV product liability cases that existed on date of acquisition have a $4 million self-retention limit. Until 2012, all worker compensation claims were fully insured. Beginning in 2012, the Company has a $250 thousand per claim deductible on worker compensation claims and aggregates of $1,150, $1,325 and $1,875 million for 2013, 2014 and 2015 policy years, respectively. Certain cases are at a preliminary stage and it is not possible to estimate the amount or timing of any cost to the Company. However, the Company does not believe that these contingencies, in the aggregate, will have a material adverse effect on the Company. When it is probable that a loss has been incurred and possible to make a reasonable estimate of the Company’s liability with respect to such matters, a provision is recorded for the amount of such estimate or the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

Item 1A—Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2014.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s credit agreement with Comerica Bank directly restricts the Company’s ability to declare or pay dividends without Comerica’s consent. In addition, pursuant to the Company’s credit agreement with Comerica and other lenders, the Company must maintain as specified in the agreements certain fixed coverage ratios and debt to EBITDA ratios.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publically Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1—July 31, 2015	—	—	—	—
August 1—August 31, 2015	—	—	—	—
September 1—September 30, 2015	—	—	—	—
	—	$—	—	—

Item 3—Defaults Upon Senior Securities

None

Item 4—Mine Safety Disclosures

Not applicable.

Item 5—Other Information

The Company and certain of its subsidiaries currently have a credit agreement (the “Credit Agreement”) with Comerica Bank and Fifth Third Bank (the “Banks”). On October 30, 2015, the Company and the Banks entered into Amendment No. 2 to the Credit Agreement (the “Amendment”). The principal modifications to the Credit Agreement resulting from the Amendment are as follows:

•	the financial covenant definitions shall be revised to include revenue from certain management services agreements;
•	the required financial covenant ratios shall be revised beginning with the fiscal quarter ending September 30, 2015; and
•	the applicable interest rate margins tied to the Company’s financial performance shall be revised.

The above summary of the Amendment is qualified in its entirety by reference to the copy of such Amendment, which is attached as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Item 6—Exhibits

See the Exhibit Index set forth below for a list of exhibits included with this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1

Amendment No. 1 to the Amended and Restated Specialized Equipment Export Facility Master Revolving Note dated November 13, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 7, 2015).

10.2

Amendment No. 2 to the Amended and Restated Specialized Equipment Export Facility Master Revolving Note dated November 13, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 1, 2015).

10.3

Amendment No. 2 to Amended and Restated Credit Agreement, dated as of January 9, 2015, by and among Manitex International, Inc., Manitex, Inc., Manitex Sabre, Inc., Badger Equipment Company and Manitex Load King, Inc. as the U.S. Borrowers, Manitex Liftking ULC, as the Canadian Borrower, the other persons party thereto that are designed as credit parties, Comerica Bank, for itself as U.S. Revolving Lender, a U.S. Term Lender, the U.S. Swing Line Lender and a U.S. L/C Issuer and as U.S. Agent for all lenders, Comerica through its Toronto branch, for itself, as a Canadian Lender and the Canadian Swing Line Lender and as Canadian Agent for all Canadian lenders, the other financial institutions party thereto, as lenders, Comerica Bank as Administrative Agent, Sole Lead Arranger and Sole Bookrunner.

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

101*

The following financial information from Manitex International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Income for the three months ended September 30, 2015 and 2014 (ii) Statement of Comprehensive Income for three months ended September 30, 2015 and 2014 (ii) Balance Sheets as of September 30, 2015 and December 31, 2014, (iii) Statements of Cash Flows for the three months ended September 30, 2015 and 2014, and (iv) Notes to Unaudited Interim Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 5, 2015

By:	/s/ David J. Langevin
David J. Langevin
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 5, 2015

By:	/s/ David H. Gransee
David H. Gransee
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)