Form 10-K
period 2015-12-31
Manitex International, Inc.
filed 2016-03-10
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

The aggregate market value of the shares of common stock, no par value (“Common Stock”), held by non-affiliates of the registrant as of June 30, 2015 was approximately $92 million based upon the closing price for the Common Stock of $7.64 on the NASDAQ Stock Market on such date.

The number of shares of the registrant’s common stock outstanding as of March 1, 2016 was 16,125,661.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2016 Annual Meeting (the “2016 Proxy Statement”) to be filed with the Commission within 120 days after the end of the fiscal year ended December 31, 2015.

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

Forward-Looking Statements

When reading this section of this Annual Report on Form 10-K, it is important that you also read the financial statements and related notes thereto. This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements and are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, without limitation: (1) projections of revenue, earnings, capital structure and other financial items, (2) statements of our plans and objectives, (3) statements regarding the capabilities and capacities of our business operations, (4) statements of expected future economic conditions and the effect on us and on our customers, (5) expected benefits of our cost reduction measures, and (6) assumptions underlying statements regarding us or our business. Our actual results may differ from information contained in these forward looking-statements for many reasons, including those described below and in the section entitled “Item 1A. Risk Factors”:

(1)	a future substantial deterioration in economic conditions, especially in the United States and Europe;
(2)	the cyclical nature of the markets we operate in;
(3)	our ability to negotiate extensions of our credit agreements and to obtain additional debt or equity financing when needed;
(4)	government spending; fluctuations in the construction industry, and capital expenditures in the oil and gas industry;
(5)	Our increasingly international operations expose us to additional risks and challenges associated with conducting business internationally;
(6)	difficulties in implementing new systems, integrating acquired businesses, managing anticipated growth, and responding to technological change;
(7)	our level of indebtedness and our ability to meet financial covenants required by our debt agreements;
(8)	our customers’ diminished liquidity and credit availability;
(9)	increases in interest rates;
(10)	the performance of our competitors;
(11)	shortages in supplies and raw materials or the increase in costs of materials;
(12)	product liability claims, intellectual property claims, and other liabilities;
(13)	the volatility of our stock price;
(14)	future sales of our common stock;
(15)	the willingness of our stockholders and directors to approve mergers, acquisitions, and other business transactions;
(16)	currency transaction (foreign exchange) risks and the risk related to forward currency contracts;
(17)

certain provisions of the Michigan Business Corporation Act and the Company’s Articles of Incorporation, as amended, Amended and Restated Bylaws, and the Company’s Preferred Stock Purchase Rights may discourage or prevent a change in control of the Company;

(18)	a substantial portion of our revenues are attributed to limited number of customers which may decrease or cease purchasing any time;
(19)	a disruption or breach in our information technology systems; and
(20)	other factors.

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

Lifting Equipment Segment

Through its Lifting Equipment segment, the Company designs, manufactures and distributes a diverse group of products that serve multiple functions and are used in a variety of industries. Through its Manitex, Inc. subsidiary it markets a comprehensive line of boom trucks, truck cranes and sign cranes.  Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including, roads, bridges and residential and commercial construction.

PM Group S.p.A. (“PM”) is a leading Italian manufacturer of truck mounted hydraulic knuckle boom cranes with a 50-year history of technology and innovation, and a product range spanning more than 50 models. Its largest subsidiary, Oil & Steel (“O&S”), is a manufacturer of truck-mounted aerial platforms with a diverse product line and an international client base.

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

Manitex Sabre, Inc. (“Sabre”) manufactures a comprehensive line of specialized mobile tanks for liquid and solid storage and containment solutions with capacities from 8,000 to 21,000 gallons. Its mobile tanks will be sold to specialized independent tank rental companies and through the Company’s existing dealer network. The tanks are used in a variety of end markets such as petrochemical, waste management and oil and gas drilling CVS Ferrari, srl (“CVS”) designs and manufactures a range of reach stackers and associated lifting equipment for the global container handling market that are sold through a broad dealer network.  CVS’s Valla SpA (“Valla”) division offers a full range of electric precision pick and carry cranes.

In December 2015, the Company completed the sale of its Load King subsidiary.

ASV Segment

A.S.V., LLC (“ASV”) manufactures a line of high quality compact rubber tracked and skid steer loaders. The ASV products are distributed through Terex Corporation (“Terex”) distribution channels as well as through the Company and other independent dealers. This independent dealer network now has over 100 locations.  The products are used in the site clearing, general construction, forestry, golf course maintenance and landscaping industries, with general construction being the largest market.

Equipment Distribution Segment

The Equipment Distribution segment comprises the operations of Crane & Machinery (“C&M”), a division of Manitex International, North American Equipment, Inc. (“NAE”) and North American Distribution, Inc. (“NAD”).  The segment markets products used primarily for infrastructure development and commercial construction applications that include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance. C&M is a distributor of Terex rough terrain and truck cranes products and supplies repair parts for a wide variety of medium to heavy duty construction equipment and sells domestically and internationally, predominately to end users, including the rental market. It also provides crane equipment repair services in the Chicago area. The segment markets previously-owned construction and heavy equipment and trailers both domestically and internationally through North American Equipment, Inc., a subsidiary of the Company.  The segment purchases previously owned equipment of various ages and conditions and often refurbish the equipment before resale.  The segment also sells Valla products through NAD.

Recent Acquisitions

On March 12, 2015, the Company entered into inventory and equipment purchase agreements with Columbia Tanks, LLC. Financial results are included in the consolidated results beginning on March 12, 2015.

On January 15, 2015, the Company acquired PM Group S.p.A. (“PM”) which is based in San Cesario sul Panaro, Modena, Italy.   PM’s financial results are included in the consolidated results beginning on January 15, 2015.

On December 19, 2014 the Company completed an agreement with Terex and has become the majority owner of ASV, which is located in Grand Rapids, Minnesota. As a result of the transaction, the Company owns 51% of ASV and Terex owns 49% of ASV. ASV’s financial results are included in the consolidated results beginning on December 20, 2014.

On December 16, 2014, the Company, BGI USA Inc. (“BGI”), Movedesign SRL and R& S Advisory S.r.l., entered into an operating agreement for Lift Ventures LLC (“Lift Ventures”), a joint venture entity. Lift Ventures manufactures and sells certain products and components, including the Schaeff line of electric forklifts and certain Liftking products. The Company owns 25% of the equity of Lift Ventures and licenses certain intellectual property related to the Company’s products to Lift Ventures.

On November 30, 2013, CVS Ferrari Srl., an Italian corporation and a wholly subsidiary of Manitex International, Inc., purchased the assets of Valla SpA. Valla develops mobile cranes from 2 to 90 tons, using electric, diesel and hybrid power options. Its cranes offer wheeled or tracked, fixed or swing boom configurations, with special applications designed specifically to meet the needs of its customers.  Valla’s financial results are included in the consolidated results beginning on November 30, 2013.

On August 19, 2013, Manitex Sabre, Inc. (“Sabre”) acquired the assets of Sabre Manufacturing, LLC, which is located in Knox, Indiana. Sabre manufactures a comprehensive line of specialized mobile tanks for liquid and solid storage and containment solutions.  Sabre’s financial results are included in the consolidated results beginning on August 19, 2013.

Discontinued Operations

On December 28, 2015, the Company completed the sale of Manitex Load King, Inc. for approximately $6.525 million. Load King manufactures specialized custom trailers and hauling systems typically used for transporting heavy equipment. See Note 25 “Discontinued Operations” in the Notes to Consolidated Financial Statements for more information on the Company’s discontinued operations.

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

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

The following is financial information about our Lifting Equipment, ASV and Equipment Distribution segments for the years ending December 31, 2015, 2014 and 2013. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, except corporate expenses are not allocated to segments. The Company evaluates segment performance based upon operating income before corporate expenses. Amounts shown are in thousands of dollars.

(In Thousands)

	AS OF OR FOR THE YEARS ENDED DECEMBER 31,
	2015	2014	2013
Revenues from continuing operations:
Lifting Equipment	$261,232	$228,518	$213,520
ASV	116,935	2,264	—
Equipment Distribution	13,216	21,104	16,951
Inter-segment Eliminations	(4,646)	(4,722)	(651)
Total	$386,737	$247,164	$229,820
Operating income from continuing operations:
Lifting Equipment	$11,770	$23,178	$24,803
ASV	5,496	(121)	—
Equipment Distribution	(136)	374	628
Corporate expense	(8,522)	(7,968)	(6,391)
Elimination of inter-segment profit in inventory	(187)	11	(10)
Total	$8,421	$15,474	$19,030
Total assets:
Lifting Equipment	$267,226	$158,564	$156,855
ASV	122,672	129,661	—
Equipment Distribution	14,585	15,612	10,847
Corporate	2,175	1,636	1,075
Assets of discontinued operations	—	11,683	13,837
Total	$406,658	$317,156	$182,614

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

In 2011, the overall market for boom trucks strengthened considerably. It was, however, still considerably below previous market peaks. In 2011, Company unit sales increased approximately 60%. The Company believes its 2011 percent unit sales growth was lower than the overall industry growth in 2011. Much of the industry’s unit sales growth occurred in the lower lifting capacity boom truck segment, a market segment where we traditionally have our lowest market share.

In 2012, the market for boom trucks again showed considerable improvement with total industry unit sales approaching pre-2008 levels. The market dynamics were, however, considerably different than they previously were. Much of the current demand then was being driven by niche market sectors, i.e., oil and gas exploration and power line construction. The demand from the general construction market although slowly improving still did not approach pre-2008 levels.  For 2012, the Company’s boom truck unit sales increased by approximately 65% as compared to the prior year. The increase in unit sales reflects the Company’s strategic initiatives which have emphasized the development of boom trucks with higher lifting capacities that target the oil and gas and power line distribution market segments.

In 2013, the overall market for boom truck was marginally down from the prior year. However, revenues generated from boom truck sales by the Company increased by approximately 30% in 2013. Accordingly, the Company’s market share was also up. The revenue increase was principally attributed to an increase in production capacity. This increase in capacity allowed us to reduce the backlog that existed at December 31, 2012 and to more aggressively promote the sale of our lower tonnage cranes. A significant portion of the December 2012 backlog was for higher tonnage cranes used in niche market segments particularly the North American energy sector. During the year, there was a softening in the demand for our products which are related to the energy sector.

In 2014, the Company saw a decline in orders for cranes with higher lifting capacities that serve niche markets, including the North American energy sector slowdown from prior years, largely as a result of the fall in oil prices. However, demand for lower capacity cranes increased, offsetting the decrease in revenues generated from the sale of cranes with higher lifting capacities. The increase in revenues generated from the sale of cranes with lower lifting capacity is reflective of the continued growth of general construction activity in North America. The change in mix did, however, result in lower gross profit percent for 2014.

In 2015, oil prices continued to decline and the U.S. oil rig count dropped from 1,600 in January 2015 to just over 500 at end of the year.  As a result of this decrease in rig count, the oil and gas industry further curtailed purchasing and began selling excess equipment into the general construction market, which further depressed the demand for boom trucks.  We have recently observed a slight moderating of the selloff of excess equipment by the energy sector and are hopeful that the selloff of excess equipment by the energy sector will be largely completed by the end of 2016.  The aforementioned factors resulted in a significant decrease in revenues during the year from the sale of boom trucks.

PM Group

PM is a leading Italian manufacturer of truck mounted hydraulic knuckle boom cranes with a 50-year history of technology and innovation, and a product range spanning more than 50 models. Its largest subsidiary, Oil & Steel (“O&S”), is a manufacturer of truck-mounted aerial platforms with a diverse product line

PM knuckle boom cranes are hydraulic folding and articulating cranes, mounted on a commercial chassis, with lifting capacities that range from small (lifting capacity up to three ton meter) to super heavy (lifting capacity two hundred and ten ton meter), often supplied with a jib for additional reach. With a compact design and footprint, the crane can be mounted to maximize the load carrying capability of the chassis onto which it is mounted. Combined with the cranes ability to operate in a compact footprint the ability to carry a payload provides a competitive advantage over other truck mounted cranes and makes the knuckle boom crane particularly attractive for a variety of end uses in the construction and product delivery sectors.

The knuckle boom crane market is a global market with a wide variety of end sector applications, but focused particularly on residential and non-residential construction, road and bridge and infrastructure development. Historically the knuckle boom crane has not had significant application in the energy sector. PM knuckle boom cranes are sold into a variety of geographies including West and East Europe, Central Asia, Africa, North and Central America, South America, the Middle East and the Far East and Pacific region. Historically, PM focused on its domestic and local Western European markets, but in recent years has expanded its sales and distribution efforts internationally. PM has ten international sales and distribution offices located in several European countries as well as the Far East and Latin America. During 2015, after acquisition by Manitex, the Company expanded its distribution capability with the existing Manitex dealer network in North America as well as expanding the number of independent service centers in the US.

The market for knuckle boom cranes has been growing in recent years as the acceptability of the product has grown and its advantages have been accepted. Growth in North America where the straight mast boom truck crane has been the more dominant product has been more rapid in recent years in combination with the overall improvement in the North American construction sector. PM Group share of the North American market has been historically low; however this is an area of growth opportunity for the Company following its acquisition by Manitex.

PM aerial platforms are self-propelled or truck mounted and places an operator in a basket in the air in order to perform maintenance, repairs or similar activities. The equipment is used in a variety of applications including utilities, sign work and industrial maintenance and is often sold to rental operations. PM group product serves in a number of geographies in West and East Europe but also the near and Far East and sells through dealers as well as its own sales and distribution offices. The market generally follows the domestic economic cycle for any particular country. Consequently, the market has shown a positive trend in the recent past as European economies recover from the 2009 / 2010 economic crisis.

Industrial Cranes

Our Badger subsidiary sells specialized industrial cranes through a network of dealers. The Badger product line includes specialized 15 and 30 ton industrial cranes (which can be used by the railroads) as well as a 10 ton carry deck crane which are all sold under both the Badger and Manitex names.  Additionally, Badger sells lattice cranes with 20 to 30 ton lifting capacity marketed under the Little Giant trade name.  The Little Giant line has five lattice boom models, three of which are dedicated rail cranes. In addition, Badger also sells a 30 ton truck crane and a 25 ton crawler crane under the Little Giant name.  Badger also has the capability to manufacture certain of our lower capacity boom trucks and provides expanded boom truck manufacturing capacity when needed.

The products are used by railroads, refineries, states, municipalities, and for general construction.  The Company believes it has an advantage over its competitors in selling to railroads as it is the only crane manufacturer that has integrated the installation of rail gear into its production process. Competitors send their cranes to a third party to have rail gear added which both increases cost and delays deliveries.

Our Valla product line of industrial cranes is a full range of precision pick and carries cranes from 2 to 90 tons, using electric, diesel, and hybrid power options. Its cranes offer wheeled or tracked, and fixed or swing boom configurations, with special applications designed specifically to meet the needs of its customers. The product is sold internationally through dealers and into the rental distribution channel.

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

Manitex Liftking forklifts include four rough terrain forklifts, in several configurations, which are sold under the Noble trade name. The Noble product line was originally designed and marketed by Caterpillar. Noble has a reputation for providing durable, innovative and high quality products. The Noble rough terrain forklifts are currently distributed through the Caterpillar dealer network.

The Company sells its rough terrain forklifts through a network of dealers in the United States and Canada.

Military Forklifts

Manitex Liftking military forklifts are used worldwide during both periods of conflict and peace. Manitex Liftking military units are working for national militaries including the United States, Canada, and Great Britain. The Company’s exported military products (including products sold to the U.S.) are sold through the Canadian Commercial Corporation which has direct contracts with various foreign (outside of Canada) government agencies. The U.S. Department of Defense alone has hundreds of Manitex Liftking vehicles in the Navy, Army and Air Force that they depend on daily. These vehicles range from small shipboard approved forklifts to the biggest articulating, rough-terrain forklift in the world.

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

The timing of customer orders can be expected to result in fluctuations in revenues from period to period. The expected fluctuations, however, are not as dependent on general economic conditions as is our commercial business.  The Company currently has a backlog of $5.8 million, which is expected to be filled in 2016.  The Company currently has four open military contracts that provides for purchases up to approximately $100 million between now and 2019.  The future sales are, however, dependent on the receipt of future orders against these four open military contracts.

Mission Oriented Vehicles and Specialized Carriers

The Company has the capability to design, and manufacture special mission oriented vehicles and specialized carriers which are designed and built to meet unique customer needs and requirements. The Company’s specialized lifting equipment has met the particular needs of customers in various industries including utility, ship building and steel mill industries.  Due to the unique nature of these products, the Company only receives orders for this type of product infrequently and in limited quantities. Mission oriented vehicles and specialized carriers are sold directly to the end users.

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

Container Handling Equipment

The Company through its Italian subsidiary, CVS Ferrari, srl (“CVS”) manufactures a range of container handling equipment to serve ports and inter-modal customers on a worldwide basis.  CVS owns rights and designs to manufacture a variety of products, including reach stackers, empty container handlers, forklift, straddle carriers, and tractors.

The container handling market is a somewhat cyclical market, which is impacted by both general economic conditions as well as the timing of major port construction projects.  Although demand is impacted by general economic conditions, a significant portion of the funding for purchases comes from governments or governmental agencies, which may be less sensitive to general economic conditions.  The effect of an economic downturn may also be delayed as there are long-lead times for major contracts, which may be received prior to the deterioration of economic conditions.

While CVS’s sales have historically been in Italy and other European countries, it has also historically had a market presence in Africa, South America, the Middle East and the Far East.  In recent years CVS has devoted efforts to expand its international presence.  In 2013 CVS added new dealers in Latin America that began to generate additional revenues starting in the second half of 2013. During 2015, the Company executed a dealership agreement with a Canadian dealer that serves the North American Market. In its markets, CVS competes with several other companies, including three companies that are significantly larger than CVS. In attempting to expand its presence in the North American market, CVS faces competition from these competitors and also domestic manufacturers.

As discussed above, CVS during the last two years has continued to expand its dealer network and has also benefited from a modest increase in demand in its local Italian market.

Mobile Tanks

Manitex Sabre manufactures a comprehensive line of specialized mobile tanks for liquid and solid storage and containment solutions with capacities from 8,000 to 21,000 gallons. Its mobile tanks are sold to specialized independent tank rental companies and through the Company’s existing dealer network.

The tanks have historically been used in variety of end markets such as petrochemical, waste management and oil and gas drilling. However, when we purchased Sabre in 2013, their business heavily skewed towards the energy sector.  Since early 2014, we have been working to diversify the products, customers, and applications.  This includes expanding environmental applications and using our tanks to store deicer fluid at airports.

ASV Segment

Loaders and Skid Steer

ASV manufactures and sells a complete range of compact rubber tracked loaders (CTL) and skid steer loaders (SSL). Our CTLs with rated operating capacity between 700 pound and 3,500 pounds are used in the site clearing, general construction, forestry, golf course maintenance and landscaping industries, with general construction being the largest market. The CTL manufactured by ASV has several patented features and unique attributes, including the only available rubber tracked undercarriage system. CTLs equipped with the available rubber tracked undercarriage system significantly minimize or reduce damages to the surface (ground) on which it is operating.   Our SSLs with rated operating capacity between 1,600 pound and 3,200 pounds are used in general construction, material handling, including scrap and waste, and agricultural markets.

When we acquired our interest in ASV, the products were only marketed under the Terex brand and sold exclusively through the Terex distribution network. Since then, we have reintroduced the ASV brand to the marketplace and have entered into dealership agreements with independent dealers.  Presently, these dealers have more than 100 locations to serve customers.  The Company continues and will continue to sell Terex branded products and will continue sell through the Terex distribution network.

Equipment Distribution Segment

The Equipment Distribution segment comprises the operations of Crane & Machinery (“C&M”), a division of Manitex International, North American Equipment, Inc. (“NAE”) and North American Distribution, Inc. (“NAD”).  The segment markets products used primarily for infrastructure development and commercial construction applications that include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance. C&M is a distributor of Terex rough terrain and truck cranes products and supplies repair parts for a wide variety of medium to heavy duty construction equipment and sells domestically and internationally, predominately to end users, including the rental market. It also provides crane equipment repair services in the Chicago area. The segment markets previously-owned construction and heavy equipment and trailers both domestically and internationally through NAE. NAE purchases previously owned equipment of various ages and conditions and often refurbishes the equipment before resale.  The segment also sells Valla products through NAD.

Revenues attributable to the Company’s Equipment Distribution segment were less than 10% of the Company’s total revenues for fiscal years 2015, 2014 and 2013.

Part Sales

Each of our segments supplies repair and replacement parts for its products. The parts business margins are higher than our overall margins. Part sales as a percentage of revenues tend to increase when there is a down-turn in the industry. Part sales as a percentage of revenues is approximately 15%, 11% and 15% for the years ended December 31, 2015, 2014 and 2013, respectively.

Total Company Revenues by Sources

The sources of the Company’s revenues are summarized below:

	2015	2014	2013
Boom trucks, knuckle boom & truck cranes	36%	46%	50%
Industrial cranes and forklifts	2%	7%	4%
Container handling equipment	7%	16%	15%
Rough terrain forklifts	5%	4%	7%
Military forklifts	3%	4%	2%
Rough terrain cranes	4%	2%	1%
Compact loaders and skid steers	22%	1%	0%
Mobile tanks	3%	6%	3%
Used Construction Equipment	3%	3%	3%
Part sales	15%	11%	15%
Total Revenue	100%	100%	100%

In 2015, 2014 and 2013, no customer accounted for 10% or more of the Company’s revenue.

Raw Materials

The Company purchases a variety of components used in the production of its products.  The Company purchases steel and a variety of machined parts, components and subassemblies  including weldments, winches, cylinders, frames, rims, axles, wheels, tires, suspensions, cables, booms and cabs, as well as engines, transmissions and cabs.  Additionally, Manitex and PM mount their cranes on commercial truck chassis, which are either purchased by the Company or supplied by the customer. Lead times for these materials (including chassis) vary from several weeks to many months. The Company is vulnerable to a supply interruption in instances when only one supplier has been qualified and identifying and qualifying alternative suppliers can be very time consuming, and in some cases, could take longer than a year.  The Company has been working on qualifying secondary sources of some products to assure supply consistency and to reduce costs. The degree to which our supply base can respond to changes in market demand directly affects our ability to increase production and the Company attempts to maintain some additional inventory in order to react to unexpected increases in demand. During 2013, 2014 and 2015, raw materials and components were generally available to meet our production schedules and had no significant impact on full year revenues. During the first part of 2014 delivery of chassis for our larger cranes had a modest impact on production, however this was alleviated during the year as manufacturers increased their production and demand also slowed compared to the first half of the year.

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

The Company owns and uses several trademarks relating to its brands that have significant value and are instrumental to the Company’s ability to market its products. The Company’s most significant trademarks are its mark “Manitex” (presently registered with the United States Patent and Trademark Office until 2017), and its mark “LIFTKING” (presently registered with the Canadian Intellectual Property Office). Badger Equipment Company markets its products under the “Little Giant” and Badger trade names. The Company’s PM Group subsidiary sells its products using the trademark “PM” and PM Group’s O&S subsidiary sells its products using the “OIL & STEEL” trademark.  The Manitex, Liftking, Badger, Little Giant, PM and OIL & STEEL trademarks and trade names are important to the marketing and operation of the Company’s business as a significant number of our products are sold under those names. The use of the trade name “Noble” is also important to the Company’s business. Although the Company does not own the Noble trade name, it has the right to use the Noble name in connection with its rough terrain forklift product line. ASV product is marketed under the Terex trade name to which it has a license, and also under the ASV trade name. Other important trademarks that are registered by ASV include “Posi-Track”, “Loegering” VTS and VTS Versatile Track System. ASV has a number of patents for its current machines presently registered with the United States Patent and Trademark Office until 2023 and the original patent for now discontinued machines that expires in 2018.  PM Group’s O&S subsidiary has three patents. One is registered with the Italian Patents and Trademarks Office until 2028.  O&S has two additional patents registered with OHIM that are inforce until 2031 and 2034, respectively.

Seasonality

Traditionally, the Company’s peak selling periods for cranes and commercial rough terrain forklifts are the second and third quarters of a calendar year as a result of the need for equipment in the spring, summer and fall construction seasons.  A significant portion of cranes sold over the last several years have been deployed in specialized industries or applications, such as oil and gas production, power distribution and in the railroad industry. Sales in these market segments are subject to significant fluctuations which correlate more with general economic conditions and the prices of commodities, including oil, and generally are not of a seasonal nature.

The Lifting Equipment segment’s military, special mission oriented vehicles and specialized carriers business is dependent on both the receipt of customers’ orders and the timing of contract awards related to major port projects. The timing of customer orders can be expected to result in non-seasonal fluctuations in revenues from period to period.

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

Peak sales of ASV products are traditionally in the first half of a calendar year as a result of the need to have new equipment available for the spring, summer and fall construction seasons, although this is partially offset by sales to export markets in the southern hemisphere. The financial crisis that began in 2008 dramatically depressed demand for products used in commercial construction and home building, the market areas subject to the greatest seasonality. As such, the seasonal impact on ASV’s business has not as significant in recent years.

Competition

Lifting Equipment Segment

The market for the Company’s boom trucks and knuckle boom cranes, commercial rough terrain forklifts, container handling equipment and trailers is highly competitive. The Company competes based on product design, quality of products and services, product performance, maintenance costs and price. Several competitors have greater financial, marketing, manufacturing and distribution resources than we do. The Company believes that it effectively competes with its competitors.

Military forklifts, special mission oriented vehicles and specialized carriers are highly engineered products and, therefore, only face limited competition. The Company’s rough terrain cranes serve smaller niche markets and, therefore, also have less competition.

The Company’s boom cranes compete with cranes manufactured by National Crane, Terex, Weldco Beales, Elliott and Altec. The Company’s knuckle boom cranes compete with Palfinger, Fassi, Effer and HIAB. The Company competes with Linamar, Sellick, Harlo, Manitou, Mastercraft and Load Lifter in selling rough terrain forklifts. The Company competes primarily with Terex and Broderson in selling rough terrain and industrial cranes. The Company’s container handling equipment competes with similar equipment sold by Cargotec, Konecranes and Terex.

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

The Distribution segment also markets previously-owned construction and heavy equipment, domestically and internationally. We provide a wide range of used lifting and construction equipment of various ages and condition.  The sale of used equipment is highly competitive as other dealers, rental companies, and end users also sell used equipment.   The Distribution Equipment segment has a competitive advantage as it has broad product offering and has the capability to refurbish the equipment to the customers’ specification.

The Equipment Distribution segment competes based on the design, quality and performance of the products it distributes, price and the supporting repair and part services that it provides. Several competitors have greater financial, marketing and distribution resources than we do. The Company, however, believes that it effectively competes with its competitors.

Backlog

The backlog at December 31, 2015 was approximately $82.5 million, compared to a backlog of approximately $98.2 million (restated to exclude Load King) at December 31, 2014. The Company expects to ship product to fulfill its existing backlog within the next twelve months.

Research and Development

The Company spent $5.8 million, $2.1 million and $2.3 million on company-sponsored research and development activities for 2015, 2014 and 2013, respectively.

Geographic Information

The information regarding revenue, the basis for attributing revenue from external customers to individual countries, and long-lived assets is found in Note 18 “Segment Information” to our consolidated financial statements, is hereby incorporated by reference into this Part I, Item 1.

Employees

As of December 31, 2015, the Company had 961 full time employees. The Company has not experienced any work stoppages and anticipates continued good employee relations. Nineteen (19) of our employees are covered by collective bargaining agreements. Twelve (12) of our employees at our Badger subsidiary are represented by International Union, UAW and its local No. 316. The current union contract expires on January 21, 2017. Four employees are currently represented by Automobile Mechanics’ Local 701. The union contract expires on September 30, 2017. The employees represented by the Automobile Mechanics’ Local 701 are mechanics that work in our Equipment Distribution segment. A number of our Equipment Distribution segment’s customers in the Chicago metropolitan area mandate union mechanics usage for any service / repair jobs. Three employees at ASV are represented by International Brotherhood of Boilermakers Local 647. The current union contract expires on May 10, 2017.

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

The Company obtains materials and manufactured components from third-party suppliers. Any delay in the ability of the Company’s suppliers to provide the Company with necessary materials and components may affect the Company’s capabilities at a number of our manufacturing locations, or may require the Company to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting the Company’s suppliers including capacity constraints, labor disputes, the impaired financial condition of a particular supplier, suppliers’ allocations to other purchasers, weather emergencies or acts of war or terrorism. Any delay in receiving supplies could impair the Company’s ability to deliver products to customers and, accordingly, could have a material adverse effect on business, results of operations and financial condition.

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

The Company depends on its information technology systems. If its information technology systems do not perform in a satisfactory manner or if the security of them is breached, it could be disruptive and or adversely affect the operations and results of operations of the Company.

The Company depends on its information technology systems, some of which are managed by third parties, to process, transmit and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers and other business partners), and to manage or support a variety of critical business processes and activities. If our information technology systems do not perform in a satisfactory manner, it could be disruptive and or adversely affect the operations and results of operations of the Company, including the ability of the Company to report accurate and timely financial results.

Furthermore, our information technology systems may be damaged, disrupted or shut down due to attacks by computer hackers, computer viruses, employee error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. A failure of or breach in information technology security could expose us and our customers, distributors and suppliers to risks of misuse of information or systems, the compromise of confidential information, manipulation and destruction of data, defective products, production downtimes and operations disruptions. In addition, such breaches in security could result in litigation, regulatory action and potential liability, as well as the costs and operational consequences of implementing further data protection measures, each of which could have a material adverse effect on our business or results of operations.

The Company’s level of indebtedness reduces financial flexibility and could impede our ability to operate.

As of December 31, 2015, the Company’s total debt was $175.9 million, which includes: revolving term credit facilities, notes payable, convertible debt and capital lease obligations.

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

The Company must comply with restrictive covenants in its outstanding debt agreements.

The Company’s existing debt agreements contain a number of significant covenants which may limit its ability to, among other things, borrow additional money, make capital expenditures, pay dividends, dispose of assets and acquire new businesses. These covenants also require the Company to meet certain financial tests.  The Company is currently in compliance with all active covenants.  A default or other event of non-compliance, if not waived or otherwise permitted by the Company’s lenders, could result in acceleration of the Company’s debt and possibly bankruptcy.

Certain of the Company’s products are significantly affected by the level of capital expenditures in the oil and gas industry and lower capital expenditures have affected and may continue to affect the results of the Company’s operations.

The demand for our product in part depends on the condition of the oil and gas industry and, in particular, on the level of capital expenditures of companies engaged in the exploration, development, and production of oil and natural gas. Capital expenditures by these companies are influenced by the following factors:

•	the oil and gas industry’s ability to economically justify placing discoveries of oil and gas reserves in production;
•	current and projected oil and gas prices;
•	the oil and gas industry’s need to clear all structures from the lease once the oil and gas reserves have been depleted;
•	weather events, such as major tropical storms;
•	the abilities of oil and gas companies to generate, access and deploy capital;
•	exploration, production and transportation costs;
•	the discovery rate of new oil and gas reserves;
•	the sale and expiration dates of oil and gas leases and concessions;
•	local and international political and economic conditions;
•	the ability or willingness of host country government entities to fund their budgetary commitments; and
•	technological advances.

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

The Company has completed twelve acquisitions since 2006. The successful integration of new businesses depends on the Company’s ability to manage these new businesses and cut excess costs. While the Company believes it has successfully integrated these acquisitions to date, the Company cannot ensure that these acquired companies will operate profitably or that the intended beneficial effect from these acquisitions will be realized.

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

The Company relies on key management.

The Company relies on the management and leadership skills of David Langevin, Chairman and Chief Executive Officer. When Mr. Langevin joined the Company, he signed a three year employment agreement with the Company which expired on December 31, 2008. Mr. Langevin’s employment agreement has been extended and now expires on December 31, 2018. Under the employment agreement, Mr. Langevin’s employment term automatically extends for successive periods of three year unless either the Company or Mr. Langevin gives written notice to the other party of non-renewal at least 90 days prior to the end of the then current employment term.  The loss of his services could have a significant and negative impact on the Company’s business. In addition, the Company relies on the management and leadership skills of other senior executives. The Company could be harmed by the loss of key personnel in the future.

The Company’s success depends upon the continued protection of its trademarks and the Company may be forced to incur substantial costs to maintain, defend, protect and enforce its intellectual property rights.

The Company’s registered and common law trademarks, as well as certain of the Company’s licensed trademarks, have significant value and are instrumental to the Company’s ability to market its products. The Company’s marks “Manitex” “Liftking” “Badger”, “Sabre”, “Valla”, “ASV” “PM” and “O&S” are important to the Company’s business as the majority of the Company’s products are sold under those names. The Company has not registered all of its trademarks in the United States nor in the foreign countries where it does business. The Company cannot assure you that third parties will not assert claims against any such intellectual property or that the Company will be able to successfully resolve all such claims. If the Company has to change the names of any of its products, it may experience a loss of goodwill associated with its brand names, customer confusion and a loss of sales.

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

Our increasingly international operations expose us to additional risks and challenges associated with conducting business internationally.

The international expansion of our business may expose us to risks inherent in conducting foreign operations. These risks include:

•	challenges associated with managing geographically diverse operations, which require an effective organizational structure and appropriate business processes, procedures and controls;
•	the increased cost of doing business in foreign jurisdictions, including compliance with international and U.S. laws and regulations that apply to our international operations;
•	currency exchange and interest rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions, if we chose to do so in the future;
•	potentially adverse tax consequences;

•	complexities and difficulties in obtaining protection and enforcing our intellectual property;
•	compliance with additional regulations and government authorities in a highly regulated business; and
•	general economic and political conditions internationally.

The risks that the Company faces in its international operations may continue to intensify as the Company further develops and expands its international operations.

The Company is subject to currency fluctuations.

Changes in exchange rates between various currencies have had, and will continue to have, an impact on our earnings. We regularly evaluate opportunities for, and at times engage in, hedging activities to mitigate the impact that changes in exchange rates for various currencies may have on our financial results. Our hedging activities are designed to reduce and delay, but not to eliminate, the effects of foreign currency fluctuations. Factors that could affect the effectiveness of our hedging activities include volatility of currency markets, and the availability of effective hedging instruments. Since the hedging activities are designed to reduce volatility, they may have the effect of reducing both the negative and positive impacts that changes in exchange rates may have.  Our future financial results could be significantly affected by the value of the U.S. dollar versus the native currencies of our subsidiaries (Canadian dollar and Euro) as well as the native currencies of foreign subsidiaries and other currencies in which they conduct business.   The degree to which our financial results are affected for any given time period will depend in part upon our hedging activities. There can be no assurance that our hedging activities will have the desired beneficial impact on our financial condition or results of operations. Moreover, no hedging activity can completely insulate us from the risks associated with changes in currency exchange rates. We currently have exposure to changes in exchange rates for a number of currencies including the Canadian dollar, the Euro, the Chilean peso and the Argentinean peso.

Risks Relating to our Common Stock

The Company’s principal shareholders, executive officers and directors hold a significant percentage of the Company’s common stock, and these shareholders may take actions that may be adverse to your interests.

The Company’s principal shareholders, executive officers and directors beneficially own, in the aggregate, approximately 33 % of the Company’s common stock as of February 1, 2016. As a result, these shareholders, acting together, will be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations, sales and purchases of assets. They also could dictate the management of the Company’s business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent you from receiving a premium in such a transaction.

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

The Company’s executive offices are located at 9725 Industrial Drive, Bridgeview, Illinois 60455. The Company has ten principal operating plants. The Company’s Equipment segment operates from the facilities described in this paragraph. The Company builds boom trucks, and sign cranes in its 188,000 sq. ft. leased facility located in Georgetown, Texas. The Company manufactures its knuckle boom cranes, in two owned facilities, the 542,000 sq. ft. plant located in S. Cesario sul Panaro, Italy and the 213,000 sq. ft. facility located in Arad, Romania.  The Romania facility also produces sub-assemblies that are incorporated into PM products manufactured in Italy.  The Company builds rough terrain forklifts and special mission oriented vehicles, as well as other specialized carriers in its 85,000 sq. ft. leased facility located in Woodbridge, Ontario. The Company builds specialized rough terrain cranes and material handling product in its 170,000 sq. ft. leased facility located in Winona, Minnesota. The Company builds reach stackers and container handling equipment in its 103,000 sq. ft. leased facility in Cadeo, Italy.  The Company builds its specialized mobile tanks for liquid and solid storage and containment solutions in its two 100,000 sq. ft. leased facilities located in Knox, Indiana and Fort Wayne, Indiana.

The Company’s ASV segment builds its compact track loaders and skid steer loaders in its 220,000 sq. ft. owned facility located in Grand Rapids, Minnesota. In addition, it owns a 10,000 sq. ft. facility for selling and servicing equipment and a 47,000 sq. ft. leased facility used for research and development, testing and material storage.  These two additional locations are also located Grand Rapids, Minnesota.

The Company operates its crane distribution business from a 39,000 sq. ft. leased facility located in Bridgeview, Illinois.

All our facilities are used exclusively by our Lifting Equipment and ASV segments except for our Bridgeview facility. The Bridgeview facility houses our corporate offices and our Equipment Distribution segment operations.

The Company believes that its facilities are suitable for its business and will be adequate to meet our current needs.

ITEM 3.	LEGAL PROCEEDINGS

The Company is involved in various legal proceedings, including product liability and workers’ compensation matters which have arisen in the normal course of operations. The Company has product liability insurance with self-insurance retention that ranges from $50 thousand to $0.5 million. ASV product liability cases that existed on date of acquisition have a $4 million self-retention limit. The Company has a $250 thousand per claim deductible on worker compensation claims and aggregates of $1.2 million, $1.3 million, $1.9 million, and $1.6 million for 2013, 2014, 2015 and 2016 policy years, respectively. Certain cases are at a preliminary stage and it is not possible to estimate the amount or timing of any cost to the Company. However, the Company does not believe that these contingencies, in the aggregate, will have a material adverse effect on the Company. Reserves have been established for several liability cases related to ASV and PM acquisitions. When it is probable that a loss has been incurred and possible to make a reasonable estimate of the Company’s liability with respect to such matters, a provision is recorded for the amount of such estimate or the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

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

Price Range of Common Stock

2015	High	Low
First Quarter	$12.98	$8.37
Second Quarter	$10.25	$7.46
Third Quarter	$8.10	$5.28
Fourth Quarter	$7.64	$5.12

2014	High	Low
First Quarter	$17.44	$13.19
Second Quarter	$17.16	$15.79
Third Quarter	$16.73	$11.29
Fourth Quarter	$12.73	$9.58

Number of Common Stockholders

As of February17, 2016, there were 159 record holders of the Company’s common stock.

Dividends

During the fiscal years ended December 31, 2015, 2014 and 2013, the Company did not declare or pay any cash dividends on its common stock and the Company does not intend to pay any cash dividends in the foreseeable future. Furthermore, the terms of our credit facility do not allow us to declare or pay dividends without the prior written consent of the lender.

Performance Graph

The following stock performance graph is intended to show our stock performance compared with that of comparable companies. The stock performance graph shows the change in market value of ten thousand dollars invested in our Common Stock, the Russell 2000 Index and a peer group of comparable companies (“Peer Group”) for the five year period commencing December 31, 2010 through December 31, 2015. The cumulative total stockholder return of the peer group and Russell 2000 Index assumes dividends are reinvested. The stockholder return shown on the graph below is not indicative of future performance. The companies in the Peer Group are weighted by market capitalization.

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

CUMULATIVE TOTAL RETURN

Based upon an initial investment of $10,000 on December 31, 2010 with dividends reinvested

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2010	2011	2012	2013	2014	2015
Manitex International, Inc.	$10,000	$11,013	$18,545	$41,247	$33,013	$15,455
Russell 2000 Index	$10,000	$9,455	$10,838	$14,849	$15,373	$14,495
Construction Equipment (5 stocks)	$10,000	$9,719	$13,356	$19,081	$18,521	$18,405

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities during the quarter ended December 31, 2015:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs
October 1 through October 31, 2015	—	—	—	—
November 1 through November 30, 2015	—	—	—	—
December 1 through December 31, 2015	12,125	$5.95	—	—
Total	12,125	$5.95	—	—

(1)

The Company purchased and cancelled 12,125 shares of its common stock on December 31, 2015. The shares were purchased from employees on December 31, 2015 at the market closing price of $5.95 on that date. The employees used the proceeds from the sale of shares to satisfy their withholding tax obligations that arose when restricted shares vested on that date.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

The Company’s results include the results for companies acquired from their respective effective dates of acquisition: July 1, 2010 for CVS (and July 1, 2011 for the effect of assets purchased), August 19, 2013 for Sabre, November 30, 2013 for Valla, December 16, 2014 for Lift Ventures, December 20, 2014 for ASV, January 15, 2016 for the PM Group and March 12, 2015 for Columbia Tanks.

(In thousands except share information)

	2015	2014	2013	2012	2011
Summary of Operations:
Net revenues	$386,737	$247,164	$229,820	$186,099	$131,109
Operating income (loss)	8,421	15,474	19,030	14,794	6,286
Net (loss) income from continuing operations	(3,984)	8,102	11,302	8,525	2,683
Net income from continuing operations attributable to shareholders of Manitex International, Inc.	$(4,032)	$8,238	$11,302	$8,525	$2,683
Earnings per share from continuing operations attributable to shareholders of Manitex International, Inc.
Basic	$(0.25)	$0.59	$0.89	$0.71	$0.23
Diluted	$(0.25)	$0.59	$0.89	$0.71	$0.23
Shares used to calculate earnings per share:
Basic	15,970,074	13,858,189	12,671,205	11,948,356	11,441,914
Diluted	15,970,074	13,904,289	12,717,575	11,957,458	11,548,158

Total assets	$406,658	$317,156	$180,497	$149,245	$118,353
Total debt	$175,868	$112,294	$54,201	$49,138	$42,227
Total shareholders equity attributed to shareholders of Manitex International, Inc.	$107,012	$104,766	$84,991	$59,533	$46,794

(1)

The financial data for the years 2011 to 2015 present Manitex Load King, Inc. as a discontinued operation.  The above financial data includes the results of acquired business from their respective dates of acquisition: CVS SpA in Liquidation, July 1, 2011; Sabre Manufacturing, LLC, August 19, 2013; Valla SpA, November 30, 2013; Lift Ventures, LLC, December 16, 2014; A.S.V, Inc., (purchased 51% ownership interest), December 19, 2014; PM Group, January 15, 2015, and Colombia Tanks, March 12, 2015.   The above results for 2011, also include the results of operation of CVS for the period from January 1, 2011 through June 30, 2011 a period of time during which the Company was operating CVS and renting the assets acquired on July 1, 2011.

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

Our actual results may differ from information contained in these forward looking-statements for many reasons, including those described below and in the section entitled “Item 1A. Risk Factors”: (1) a future substantial deterioration in economic conditions, especially in the United States and Europe; (2) the cyclical nature of the markets we operate in; (3)our ability to negotiate extensions of our credit agreements and to obtain additional debt or equity financing when needed; (4) government spending; fluctuations in the construction industry, and capital expenditures in the oil and gas industry; (5) Our increasingly international operations expose us to additional risks and challenges associated with conducting business internationally;(6) difficulties in implementing new systems, integrating acquired businesses, managing anticipated growth, and responding to technological change; (7) our level of indebtedness and our ability to meet financial covenants required by our debt agreements; (8) our customers’ diminished liquidity and credit availability; (9) increases in interest rates; (10) the performance of our competitors; (11) shortages in supplies and raw materials or the increase in costs of materials; (12) product liability claims, intellectual property claims, and other liabilities; (13) the volatility of our stock price; (14) future sales of our common stock; (15) the willingness of our stockholders and directors to approve mergers, acquisitions, and other business transactions; (16) currency transaction (foreign exchange) risks and the risk related to forward currency contracts; (17) certain provisions of the Michigan Business Corporation Act and the Company’s Articles of Incorporation, as amended, Amended and Restated Bylaws, and the Company’s Preferred Stock Purchase Rights may discourage or prevent a change in control of the Company; (18) a substantial portion of our revenues are attributed to limited number of customers which may decrease or cease purchasing any time; (19) a disruption or breach in our information technology systems and (20) other risks described in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K.

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

Lifting Equipment Segment

Through its Lifting Equipment Segment, the Company designs, manufactures and distributes a diverse group of products that serve multiple functions and are used in a variety of industries. Through its Manitex, Inc. subsidiary it markets a comprehensive line of boom trucks, truck cranes and sign cranes.  Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including, roads, bridges and commercial construction.

PM Group S.p.A. (“PM”) is a leading Italian manufacturer of truck mounted hydraulic knuckle boom cranes with a 50-year history of technology and innovation, and a product range spanning more than 50 models. Its largest subsidiary, Oil & Steel (“O&S”), is a manufacturer of truck-mounted aerial platforms with a diverse product line and an international client base.

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

Manitex Sabre, Inc. (“Sabre”) manufactures a comprehensive line of specialized mobile tanks for liquid and solid storage and containment solutions with capacities from 8,000 to 21,000 gallons. Its mobile tanks will be sold to specialized independent tank rental companies and through the Company’s existing dealer network. The tanks are used in a variety of end markets such as petrochemical, waste management and oil and gas drilling

CVS Ferrari, srl (“CVS”) designs and manufactures a range of reach stackers and associated lifting equipment for the global container handling market that are sold through a broad dealer network.  CVS’s Valla SpA (“Valla”) division offers a full range of precision pick and carry cranes.

In December 2015, the Company completed the sale of its Load King subsidiary. For financial statement presentation Load King is presented as a discontinued operation. See Note 25.

ASV Segment

A.S.V., LLC (“ASV”) manufactures a line of high quality compact rubber tracked and skid steer loaders. The ASV products are distributed through Terex Corporation (“Terex”) distribution channels as well as through the Company and other independent dealers. This independent dealer network now has over 100 locations.  The products are used in the site clearing, general construction, forestry, golf course maintenance and landscaping industries, with general construction being the largest market.

Equipment Distribution Segment

The Equipment Distribution segment located in Bridgeview, Illinois, comprises the operations of Crane & Machinery (“C&M”), a division of Manitex International, North American Equipment, Inc. (“NAE”) and North American Distribution, Inc. (“NAD”).  The segment markets products used primarily for infrastructure development and commercial construction applications that include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance. C&M is a distributor of Terex rough terrain and truck cranes products and supplies repair parts for a wide variety of medium to heavy duty construction equipment and sells domestically and internationally, predominately to end users, including the rental market. It also provides crane equipment repair services in the Chicago area. The segment markets previously-owned construction and heavy equipment and trailers both domestically and internationally through North American Equipment, Inc., a subsidiary of the Company.  The segment purchase previously owned equipment of various ages and conditions and often refurbishes the equipment before resale.  The segment also sells Valla products through NAD.

Economic Conditions

Historically a significant portion of the Company’s revenues has been attributed to demand from niche market segments, particularly the North American energy sector. In our Annual Report on Form 10-K/A for the year ended December 31, 2013, we stated that, there had been a softening in the demand for our products which was related to the energy sector. This softness continued through much of the first quarter 2014, which together with slower construction market demand caused a decrease in revenues from our existing products which was more than offset by additional revenues related to our acquisitions. Towards the end of the first quarter 2014, the Company received significant new orders, which increased our backlog to $95 million from $72 million at December 31, 2013. During the second, third and fourth quarters of 2014 order intake remained at a level consistent with our output and the backlog at December 31, 2014 was $98.2 million. Although order remained level, the demand for cranes with higher lifting capacity, which are often used by the energy sector, declined at the end of the second quarter 2014. The decline in demand for cranes with higher capacity was offset by cranes with lower lifting capacity and other product, both of which have lower margins. Crude oil prices fell sharply during the fourth quarter of 2014 and remained in the fifty dollar per barrel range through June 2015. After that point oil prices began again to erode significantly decreasing to under $30 dollar a barrel. As result, the number of oil rigs in service has dropped from approximately from 1,600 in January 2015 to 500 at the end of the year.

As a result of this decrease in rig count, the oil and gas industry further curtailed purchasing and began selling excess equipment into the general construction market, which further depressed the demand for boom trucks.  The rig count between July 2015 and December 2015 continued to decline and oil companies continued to sell excess equipment.  We have recently observed a slight moderating of the sell-off of excess equipment by the energy sector and are hopeful that the selloff of excess equipment by the energy sector will be largely completed by the end of 2016.  The aforementioned factors resulted in a significant decrease in revenues during the year from the sale of boom trucks, mobile tanks and used equipment.

The market for a number of the company products, including the PM knuckle boom cranes, ASV compact track loader skid steer loaders, military forklifts, port handling equipment have not been significantly affected by decrease in oil prices.  The markets for these products have either been stable or growing. In particular the market for knuckle boom cranes, including the North American market, is continuing to grow. PM currently has a very small share of the market for knuckle boom cranes in North America. The Company has started to manufacture knuckle boom cranes in the United State and is marketing them through the Company’s current distribution channels. The Company currently has a strong presence in North America for its boom trucks. The Company believes that it can significantly increase the Company’s share for knuckle boom cranes in North American. The Company believes this is an immediate opportunity that will continue grow over time.

The strengthening of the U.S. dollar against other currencies, including the Euro and the Canadian dollar also had an adverse impact on the Company 2015 results as a substantial portion of our revenues and profits are generated by our foreign subsidiaries.  Foreign revenues and profit contribute less when they are converted at a lower exchange rate.

Factors Affecting Revenues and Gross Profit

The Company derives most of its revenue from purchase orders from dealers and distributors. The demand for the Company’s products depends upon the general economic conditions of the markets in which the Company competes. The Company’s sales depend in part upon its customers’ replacement or repair cycles. Adverse economic conditions, including a decrease in commodity prices, may cause customers to forego or postpone new purchases in favor of repairing existing machinery. Additionally, our Manitex Liftking and ASV subsidiaries are impacted by residential housing starts.  Liftking is further impacted by the timing of orders received for military.  CVS revenues are impacted in part by the timing of contract awards related to major port projects.

Gross profit varies from period to period. Factors that affect gross profit include product mix, production levels and cost of raw materials. Margins tend to increase when production is skewed towards larger capacity cranes, special mission oriented vehicles, specialized carriers and heavy material transporters.

The following table sets forth certain financial data for the three years ended December 31, 2015, 2014 and 2013:

Results of Consolidated Operations

MANITEX INTERNATIONAL, INC.

(In thousands, except share data)

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31,	December 31,	December 31,
	2015	2014	2013
Net revenues	$386,737	$247,164	$229,820
Cost of sales	317,231	199,715	184,083
Gross profit	69,506	47,449	45,737
Operating expenses
Research and development costs	5,829	2,093	2,308
Selling, general and administrative expenses	55,256	29,882	24,399
Total operating expenses	61,085	31,975	26,707
Operating income	8,421	15,474	19,030
Other income (expense)
Interest expense	(12,984)	(2,777)	(2,501)
Foreign currency transaction (loss) gain	30	(107)	(95)
Other income (loss)	23	(36)	(50)
Total other expense	(12,931)	(2,920)	(2,646)
(Loss) income before income taxes and loss in non-marketable equity interest from continuing operations	(4,510)	12,554	16,384
Income tax (benefit) expense from continuing operations	(725)	4,452	5,082
Loss in non-marketable equity interest, net of taxes	(199)	—	—
Net (loss) income from continuing operations	(3,984)	8,102	11,302
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes (benefit) of $21, $(776) and $(813) in 2015, 2014 and 2013, respectively	38	(1,135)	(1,124)
(Loss) on sale of discontinued operations , net of $(764) income tax benefit in 2015	(1,378)	—	—
Net (loss) income	$(5,324)	$6,967	$10,178
Net (income) loss attributable to noncontrolling interest	(48)	136	—
Net (loss) income attributable to shareholders of Manitex International, Inc.	$(5,372)	$7,103	$10,178

Year Ended December 31, 2015 from Continuing Operations Compared to Year Ended December 31, 2014 from Continuing Operations

The above results include the results for companies acquired from their respective effective dates of acquisition: August 19, 2013 for Sabre, November 30, 2013 for Valla, December 16, 2014 for Lift Ventures, December 20, 2014 for ASV, January15, 2015 for PM Group and March 12, 2015 for Columbia Tanks. Results have been restated to remove discontinued operations.

Net (loss) income from continuing operations

For the year ended December 31, 2015, net loss was $4.0 million, which consists of revenue of $386.7 million, cost of sales of $317.2 million, research and development costs of $5.8 million, SG&A costs of $55.3 million, interest expense of $13.0 million, foreign currency transaction gain of $0.03 million and income tax benefit of $0.7 million.

For the year ended December 31, 2014, net income was $8.1 million, which consists of revenue of $247.2 million, cost of sales of $199.7 million, research and development costs of $2.1 million, SG&A costs of $29.9 million, interest expense of $2.8 million, foreign currency transaction loss of $0.1 million and income tax expense of $4.5 million.

Net revenue and gross profit —For the year ended December 31, 2015, net revenue and gross profit were $386.7 million and $69.5 million, respectively. Gross profit as a percent of sales was 18.0% for the year ended December 31, 2015.  For the year ended December 31, 2014 net revenue and gross profit were $247.2 million and $47.4 million, respectively. Gross profit as a percent of sales was 19.2% for the year ended December 31, 2014.

For 2015 revenues increased $139.6 million or 56.5% from $247.2 million for 2014 to $386.7 million for 2015. Without the ASV and PM transactions, revenues would have decreased, as these two acquisitions resulted in an increase in revenues of approximately $200 million for the year ended December 31, 2015.  The impact of the stronger dollar (vs. the Canadian dollar and the Euro) resulted in a decrease in revenues from our CVS and Liftking operations that aggregated approximately $13.3 million.  The remaining decrease is primarily attributed a decline in crane products sales. This decline is attributed to a decrease in demand from the energy sector the result of significant decline in oil prices. The demand for new cranes from the general construction market has also declined significantly as used cranes from the energy sector are being redeployed due to surpluses into the general construction market. Finally, revenues from the sale of used construction equipment were also lower in part due to the weak Canadian dollar which made it harder to sell product into Canada.

Gross profit as a percent of net revenues decreased 1.2% to 18% for the year ended December 31, 2015 from 19.2% for the comparable 2014 period. The decrease in margin percent is principally attributed to product mix, including the unfavorable impact of decreased sales of crane products which generally have higher margins partially offset by the increase in parts sales as a percent of total revenues. Part sales, which have significantly higher margins, increased from 11% to 15% of total revenues from 2014 to 2015.

Research and development —Research and development for the year ended December 31, 2015 was $5.8 million compared to $2.1 million for the comparable period in 2014. Excluding $4.1 million additional expenses for ASV and PM for the year ended December 31, 2015, expenditure on R&D decreased $0.4 million as engineering resources in the Lifting Segment were reduced as a response to reduced volumes. The Company’s research and development spending continues to reflect our continued commitment to develop and introduce new products that gives the Company a competitive advantage.

Selling, general and administrative expense —Selling, general and administrative expense for the year ended December 31, 2015 was $55.3 million compared to $29.9 million for the comparable period in 2014, an increase of $25.3 million.   This increase is the net of an increase of $28.0 million in expense relate to the ASV and PM acquisitions offset by a decrease of $2.7 million decrease in expense from existing operations.  The decrease is attributed principally to the impact of a stronger U.S. dollar and because 2014 had non-recurring expenses of approximately $0.7 million related to attendance at the 2014 ConExpo show, which is held every three years.  The effect of the stronger U.S. dollar resulted in decrease in expense from our CVS and Liftking operations that aggregated approximately $1.5 million.  The remaining decrease is attributed to lower selling expenses, and other changes including the timing of transaction related expenses.

Operating income —The Company had operating income of $8.4 million and $15.5 million for the years ended December 31, 2015 and 2014, respectively. The decrease in operating income is due to increases in research and development costs and selling, general and administrative expense which are only partially offset by an increase in gross profit.  The increase in gross profit is attributable to an increase in revenues as the gross profit percent decreased 1.2% between 2015 and 2014.

Interest expense —Interest expense was $13 million and $2.8 million for the years ended December 31, 2015 and 2014, respectively. The increase in interest expense is principally attributed to additional interest expense at our two newly acquired companies plus interest on the additional debt incurred to purchase the two new companies.

Foreign currency transaction gains and loss —The Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds. The Company records at the balance sheet date the forward currency exchange contracts at their market value with any associated gain or loss being recorded in current earnings as a currency gain or loss.

For the year ended December 31, 2015, the Company had a foreign currency gain of $0.03 million compared to a loss of $0.1 million for 2014.  As stated above, the Company attempts to purchase forward exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset.  There are still certain risks at PM for which an effective hedging strategy may not be available which may result in future gains or loss that are not offset.

Income tax — Income tax expense (benefit) for continuing operations was $(0.7) million and $4.5 million for the years ended December 31, 2015 and 2014, respectively. The income tax benefit is attributed to a pre-tax loss of $4.7 million from continuing operations for the year ended December 31, 2015. The Company’s effective rate decreased to 15.4% for 2015 from 35.5% for 2014. The decrease in the effective tax rate is due primarily to income tax expense and rate differences in foreign jurisdictions, income tax expense related settlements of U.S. and foreign income tax examinations, adjustments to tax credits in connection with the finalization of income tax filings, and a partial reduction in the domestic production activity deduction in connection with the carryback of the 2015 U.S. federal net operating loss for a refund of income taxes previously paid.

Net (loss) income from continuing operations —Net loss for the year ended December 31, 2015 was $4.0 million. This compares with a net income for the year ended December 31, 2014 of $8.1 million.

Year Ended December 31, 2014 from Continuing Operations Compared to Year Ended December 31, 2013 from Continuing Operations

The above results include the results for companies acquired from their respective effective dates of acquisition: August 19, 2013 for Sabre, November 30, 2013 for Valla, December 16, 2014 for Lift Ventures and December 20, 2014 for ASV. The results for 2015, 2014 and 2013 have been restated to remove discontinued operations.

Net income from continuing operations

For the year ended December 31, 2014, net income was $8.1 million, which consists of revenue of $247.2 million, cost of sales of $199.7 million, research and development costs of $2.1 million, SG&A costs of $29.9 million, interest expense of $2.8 million, foreign currency transaction loss of $0.1 million and income tax expense of $4.5 million.

For the year ended December 31, 2013, net income was $11.3 million, which consists of revenue of $229.8 million, cost of sales of $184.1 million, research and development costs of $2.3 million, SG&A costs of $24.4 million, interest expense of $2.5 million, foreign currency transaction loss of $0.1 million and income tax expense of $5.1 million.

Net revenue and gross profit —For the year ended December 31, 2014, net revenue and gross profit were $247.2 million and $47.4 million, respectively. Gross profit as a percent of sales was 19.2% for the year ended December 31, 2014. For the year ended December 31, 2013 net revenue and gross profit were $229.8 million and $45.7 million, respectively. Gross profit as a percent of sales was 19.9% for the year ended December 31, 2013.

For 2014 revenues increased $17.3 million or 7.5% from 2013 to $247.2 million, including $2.3 million from the ASV that commenced operations in mid-December of 2014. Excluding ASV, 2014 revenues increased $15.0 million or 6.5%, driven substantially by growth in container handling equipment, material handling equipment and equipment distribution revenues that grew year over year by 20%, 14% and 24% respectively. Crane revenues decreased in line with the reduction in our largest market, the boom and truck crane market that was down almost 8% year over year and shipments of larger tonnage cranes being down approximately 19% reflecting a softer oil and gas market. Our CVS container handling products benefited from a modest strengthening in Europe as well as expansion and improved distribution into overseas markets.

Gross profit as a percent of net revenues decreased 0.7% to 19.2% for the year ended December 31, 2014 from 19.9% for the comparable 2013 period. The slight decrease in margin percent is principally attributed to product mix, including the unfavorable impact of decreased sales of crane products which generally have higher margins and the effect that the decrease in parts sales as a percent of total revenues. Part sales, which have significantly higher margins, decreased from 15% to 11% of total revenues from 2013 to 2014.

Research and development —Research and development for the year ended December 31, 2014 was $2.1 million compared to $2.3 million for the comparable period in 2013. The Company’s research and development spending continues to reflect our continued commitment to develop and introduce new products that gives the Company a competitive advantage.

Selling, general and administrative expense —Selling, general and administrative expense for the year ended December 31, 2014 was $29.9 million compared to $24.4 million for the comparable period in 2013. Selling general and administrative expense as a percent of revenue for year ended December 31, 2014 was 12.1% an increase of 1.5% from the 10.6% for the comparable period in 2013.

The increase in selling, general and administrative expense is $5.5 million of which approximately $3.4 million is attributed to increases in expenses at companies acquired in 2013 (full year effect) and 2014, another $2.3 million is related to transaction expenses for the ASV and PM (closed January 2015) acquisitions. Another $0.5 million is related to expense incurred in connection with our participation at the ConExpo show in March 2014. This show, which is held every three years, is an international gathering place for the construction industry. Other items had an impact of decreasing expense by $0.7 million, including a substantial decrease in management bonuses which was partially offset by an increase in deferred stock base compensation and increase in selling expenses, the result of an expansion of the sales organization.

Operating income —The Company, had operating income of $15.5 million and $19.0 million for the years ended December 31, 2014 and 2013, respectively. The decrease in operating income is due to an increase in selling, general and administrative expense offset by an increase in gross profit and a small decrease in research and development costs. The increase in gross profit is attributable to an increase in revenues as the gross profit percent decreased 0.7% between 2014 and 2013.

Interest expense —Interest expense was $2.8 million and $2.5 million for the years ended December 31, 2014 and 2013, respectively. The increase is largely due to higher interest expense in December 2014, the result of an increase in outstanding debt of approximately $57.1 million associated with the ASV acquisition.

Foreign currency transaction gains and loss —The Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds. The Company records at the balance sheet date the forward currency exchange contracts at their market value with any associated gain or loss being recorded in current earnings as a currency gain or loss.

For the year ended December 31, 2014, the Company had foreign currency loss of $0.1 million compared to a loss of $0.1 million for 2013.

Income tax — Income tax expense was $4.5 million and $5.1 million for the years ended December 31, 2014 and 2013, respectively. The decrease in income tax is attributed to a decrease in pre-tax income, as the Company’s effective rate increased to 35.5% for 2014 from 31.0% effective tax rate for 2013. The increase in the effective tax rate for 2014 is due primarily to higher foreign and state and local taxes.

Net income from continuing operations —Net income for the year ended December 31, 2014 was $8.1 million. This compares with a net income for the year ended December 31, 2013 of $11.3 million.

SEGMENT INFORMATION

Lifting Equipment Segment

	2015	2014	2013
Net revenues	$261,232	$228,518	$213,520
Operating income	11,770	23,178	24,803
Operating margin	4.5%	10.1%	11.6%

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net revenues —Net revenues increased $32.7 million to $261.2 million for the year ended December 31, 2015 from $228.5 million for the comparable period in 2014.

For 2015 revenues increased $32.7 million or 14.3% from $228.5 million for 2014 to $261.2 million for 2015. Without the PM transactions, revenues would have decreased, as the PM acquisitions resulting in an increase in revenues of approximately $90 million for the year ended December 31, 2015.  The impact of the stronger dollar (vs. the Canadian dollar and the Euro) resulted in decrease in revenues from our CVS and Liftking operations that aggregated approximately $13.3 million.  The remaining decrease is primarily attributed a decline in crane products sales. This decline is attributed to a decrease in demand from the energy sector the result of significant decline in oil prices. The demand for new cranes from the general construction market has also declined significantly as used cranes from the energy sector are being redeployed due to surpluses into the general construction market.

Operating income and operating margins —Operating income of $11.8 million for the year ended December 31, 2015 was equivalent of 4.8% of net revenues compared to an operating income of $23.2 million for the year ended December 31, 2014 or 10.1% of net revenues.

The decrease in operating income is the result of increase in operating expenses which more than offset an increase in the gross profit.  Operating income and operating income as a percent of revenues decreased as the increase in operating expenses as percent of revenues was significantly higher than the improvement in the gross margin percent.  Operating expense increased as a percent of revenues for two primary reasons.  Operating expenses as percent of revenues are higher for PM (which now comprises a significant portion of our business) than they are in our other operating units. Secondly, operating expenses as percent of revenues increased at our other crane manufacturing businesses due a decrease in revenues.  PM operating expense and gross margin percent are higher due to their distribution platform.

The gross profit percent improvement is primarily due to the fact that PM has a higher gross profit margin than our other business units.  The PM gross profit margin improvement more than offset the decline in the gross margin percent for other crane products.  The decrease in operating income as stated above is due to the increase in operating expenses.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net revenues —Net revenues increased $15.7 million to $228.5 million for the year ended December 31, 2014 from $213.5 million for the comparable period in 2013.

Approximately 75% of the increase in revenues is attributed to having Sabre and Valla for a full year in 2014. The remaining increase is attributed to higher sales of container handling equipment which was offset by a decrease in the sales of crane products.

Additionally, we saw a shift toward cranes with lower lifting capacity during the year. Container handling sales continue to benefit in 2014 from obtaining new dealers in Latin America in 2013. Additionally, the Italian market for container handling equipment strengthened during the year. The decrease in crane sales is due to a softening in demand from the energy sector.

Operating income and operating margins —Operating income of $23.2 million for the year ended December 31, 2014 was equivalent to 10.1% of net revenues compared to an operating income of $24.8 million for the year ended December 31, 2013 or 11.6% of net revenues.

Operating income decreased $1.6 million which is the result of increase in operating expenses as gross profit was not significantly different between years. The benefit that an increase in revenues had on gross profit was essentially offset by a decrease in the gross margin percent. The increase in operation expense is attributed to an increase in selling, general and administrative expense as research and development cost decreased $0.2 million. The increase in operating expenses is attributed to increases in expenses at companies acquired in 2013 (full year effect), cost to participate in the ConExpo trade show in March 2014 and higher selling expenses.

The decrease in operating margin percent is the result of a decrease in gross margin percent and higher operating expenses.

ASV Segment

	2015	2014
Net revenues	$116,935	$2,264
Operating income (loss)	5,496	(121)
Operating margin	4.7%	(5.3)%

ASV results are included from the effective date of acquisition, December 20, 2014.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net revenues —The ASV segment had net revenues of $116.9 million for the year ended December 31, 2015 compared to $2.3 million for the year ended December 31, 2014.  Revenues for 2014 represents a twelve day period as ASV was acquired in December 2014.

During 2015, ASV started to sell their compact track and skid steer loaders under the ASV brand.  By the end of the year, ASV had a 100 dealer locations in North America.  ASV branded product accounted for approximately 9% of 2015 machine units and is expected to grow significantly in 2016 and beyond.

Operating income (loss) and operating margin —Operating income of $5.5 million for the year ended December 31, 2015 was equivalent to 4.7% of net revenues compared to an operating loss of ($0.1) for the year ended December 31, 2014 or (5.3)% of net revenues.  The market for general construction equipment was relatively steady during the year.  However, the pricing environment for ASV became more competitive during the second half of the year and adversely impacted the second half results.  The segment also had higher than normal research and development costs due to the continuing Tier 4 final engine implementation program that is being rolled to the full product line.

Year Ended December 31, 2014

Net revenues —The ASV segment had net revenues of $2.3 million for the year ended December 31, 2014.

Operating (loss) and operating margin —Operating loss of $0.1 million for the year ended December 31, 2014 was equivalent to (5.3)% of net revenues. The results for the period include costs of approximately $0.2 million of expenses related to our purchase of our interest in ASV from the Terex Corporation and the inventory step up adjustment from purchased accounting

Equipment Distribution Segment

	2015	2014	2013
Net revenues	$13,216	$21,104	$16,951
Operating (loss) income	(136)	374	628
Operating margin	(1.0)%	1.8%	3.7%

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net revenues —The Equipment Distribution segment had net revenues of $13.2 million and $21.1 million for the years ended December 31, 2015 and 2014, respectively, a decrease of $7.9 million.   The $7.9 million decrease is attributed to both a decrease in sales of new cranes and used construction equipment.  New crane sales continue to be significantly adversely impacted by reduced demand for product from energy sector the result of a very steep decline in oil prices.  Additionally, 2014 benefited from a substantial initial sale of equipment into the rental sector.  Sales for remarked product was lower in part due to lower demand from Canada as the strong U.S. dollar was making our equipment significantly more expense to Canadian customers.

Operating (loss) income and operating margins —Operating loss of ($0.1) million for the year ended December 31, 2015 was equivalent to (1.0)% of net revenues and compares to operating income of $0.4 million for the year ended December 31, 2014 or 1.8% of net revenues.

Operating income and margin was adversely impacted by loss of from reduced sales, although gross margin percent improved due to a higher proportion of parts sales in total revenues.  The change from a modest operating income in 2014 to a small operating loss in 2015 is result of a decrease in gross profit the result of the decrease in revenues. The gross profit percent improved modestly as part sales (which have higher margins) represented higher portion of the revenues in 2015.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net revenues —The Equipment Distribution segment had net revenues of $21.1 million and $17.0 million for the years ended December 31, 2014 and 2013, respectively, an increase of $4.1 million. The increase in revenue is primarily due to an increase in sales of products manufactured by the Lifting Segment. An increase in sales of new Terex cranes also contributed to the increase in revenues.

Operating income (loss) and operating margins —Operating income of $0.4 million for the year ended December 31, 2014 was equivalent to 1.8% of net revenues and compares to operating income of $0.6 million for the year ended December 31, 2013 or 3.7% of net revenues.

Operating income decreased $0.3 million between years. The decrease in operating income is attributable to a $0.1 million decrease in gross profit and $0.2 million increase in operating expenses. The decrease in gross profit is due to a decrease in the gross profit percent that is the result of an increase in sales of products manufactured by the Lifting Segment, which were sold at lower margins and a decrease in part sales. A decrease in part sales and part sales as a percent of revenues will decrease the gross margin percent as part sales margins are substantially higher than those realized on the sale of new cranes and used equipment. The increase in operating expense is due to higher selling expense related to our efforts to increase Valla market penetration.

Liquidity and Capital Resources

Cash and cash equivalents were $8.6 million and $4.4 million at December 31, 2015 and December 31, 2014, respectively. In addition, the Company has U.S. and Canadian revolving credit facilities, with maturity dates of August 19, 2018 and our Canadian Subsidiary also has a specialized export facility. Additionally, ASV has a revolving credit facility, which is for its sole use, with a maturity date of December 19, 2019. At December 31, 2015 the Company had approximately $8.4 million available in North America to borrow under its revolving credit facilities. ASV has a revolving credit facility with approximately $7.3 million of availability.

At December 31, 2015, CVS had established demand credit facilities with twelve Italian banks. Under the facilities, CVS can borrow up to €0.4 million ($0.4 million) on an unsecured basis and additional amounts as advances against orders, invoices and letters of credit with a total maximum facilities (including the unsecured portion) of €18.6 million ($20.2 million). The Company has granted guarantees in respect to available credit facilities in the amount of €0.6 ($0.6). The maximum amount outstanding is limited to 80% of the assigned accounts receivable if there is an invoice issued or 50% if there is an order/contract issued. The banks will evaluate each request to borrow individually and determine the allowable advance percentage and interest rate. In making its determination the bank considers the customer’s credit and location of the customer. At December 31, 2015, the banks had advanced CVS €3.6 million ($3.9 million) and had issued performance bonds which total €0.8 million ($0.9 million), which also count against the maximum that can be borrowed under these facilities. Future advances are dependent on having available collateral.

At December 31, 2015, the PM Group had established working capital facilities with seven Italian and seven South American banks. Under these facilities, the PM Group can borrow $27.7 million against orders, invoices and letters of credit. At December 31, 2015, the PM Group had received advances of $16.1 million. Future advances are dependent on having available collateral.

The Company needs cash to meet its working capital needs as the business grows, to acquire capital equipment, and to fund acquisitions and debt repayment. We intend to use cash flows from operations and existing availability under the current revolving credit facilities to fund anticipated levels of operations for approximately the next 12 months. As our availability under our credit lines is limited, it is important that we manage our working capital.  Our emphasis during 2015 has been to decrease the Company’s existing debt balance.   The Company expects to continue to make debt reduction a priority during 2016.   The Company may need to raise additional capital through debt or equity financings to support our long-term growth strategy, which may include additional acquisitions. There is no assurance that such financing will be available or, if available, on acceptable terms.

Outstanding borrowings and required payments

The following is a summary of our outstanding borrowings at December 31, 2015:

(In millions)

	Outstanding Balance	Interest Rate	Interest Paid	Principal Payment
U.S. Revolver	$26.5	4.42 to 6.50%	Monthly	August 19, 2018 maturity
Canadian Revolver	7.2	4.97 to 6.70%	Monthly	August 19, 2018 maturity
Specialized export facility	1.8	3.20%	Monthly	60 days after shipment or 5 days after receipt of payment
Note payable—Terex	0.3	6.00%	Quarterly	$0.25 million March 1, 2016 ($0.15 million can be paid in stock)
Note payable—Terex	1.6	4.50%	Semi-Annual	$0.04 million interest payment June 19, 2016 and $1.64 million interest and principal payment on December 19, 2016
Convertible note—Terex	6.7	7.5%	Semi-Annual	December 19, 2019 maturity
Convertible note—Perella	14.4	7.5%	Semi-Annual	January 7, 2021 maturity
Comerica Term loan	2.2	8.0%	Quarterly	$0.50 million quarterly principal payments unpaid balance due August 19, 2018
ASV revolving credit facility	12.4	4.0%	Monthly	December 19, 2019 maturity
ASV Term loan	38.0	10.50%	Monthly	$0.50 million quarterly plus interest unpaid balance due December 19, 2019
Capital lease—cranes for sale	0.8	4.4 to 5.6%	Monthly	Over 36 or 60 months
Capital lease—Georgetown facility	5.4	12.50%	Monthly	$0.06 million monthly payment includes interest
Acquisition note—Valla	0.1	1.5%	Annually	$0.1 in 2016
Equipment note-Sabre	0.1	4.0%	Monthly	$0.03 million monthly
Inventory note-Sabre	0.2	4.0%	Monthly	$0.03 million monthly
Capital leases—Winona facility	0.5	n.a.	Final Payment	To be paid in 2016
PM unsecured borrowings	15.4	2.46%	Semi-Annual	Variable semi-annual starting June 2019 through December 2021
PM Autogru term loan	0.5	3.00%	Monthly	$0.09 million monthly through October 2020
PM Autogru term loan	0.5	2.50%	Annually	$0.5 million payment due October 2016
	16.7	0 to 2.91%	Semi-Annual	Variable semi-annual starting June 2016 through December 2022. Payments scheduled for 2016 total $3 million
PM short-term working capital borrowings	16.1	1.92 to 14.0%	Monthly	Upon payment of invoice or letter of credit
CVS notes payable	4.5	0.50 to 3.65%	Quarterly/Semi-Annual	Over 12 quarters and 19 semi-annual payments
CVS short-term working capital borrowings	4.0	2.25 to 6.50%	Monthly	Upon payment of invoice or letter of credit
	$175.9

The debt has various maturity dates. See Notes 11 and 12 to the financial statements for additional details.

Change in outstanding debt

In 2015, existing debt (including lines of credit, capital lease obligations and the current portion of notes payable and capital lease obligations) increased $63.6 million dollars to $175.9 million from $112.3 million (including debt from discontinued operations) at December 31, 2014. The increase in debt is attributed to PM borrowings of $61.9 million (at date of acquisition), the $14.4 million Perella convertible note, the $14.0 million term loan and the $16.2 million ASV  borrowed during 2015 to pay the $16.2 million income tax payable recognized at December 31, 2014 related to conversion of ASV to an LLC.   The proceeds from the Perella convertible and the term loan were used to purchase PM.  The aforementioned four borrowing in total aggregated to $106.5 million.

Net debt payments and changes is in exchange rates had the impact of reducing the increase in debt by $43.2 million from the $106.5 million referred above to the $63.3 million shown in the below table.

Our debt increased by approximately $63.6 million. The following is a summary of changes in debt:

(In millions)

Increase/ (decrease)
U.S. Revolver	$(7.7)
Canadian Revolver	(1.4)
Special export facility	(1.0)
Notes payable-Terex	(0.2)
Load King bank debt	(1.7)
Capital leases—buildings	3.2
Capital leases—equipment	(0.8)
Convertible note—Terex	0.1
Convertible note—Perella	14.4
Comerica Term loan	2.2
ASV Term loan	(2.0)
ASV Revolving Credit Facility	8.8
PM	49.2
CVS working capital borrowings	0.5
$63.6

2015

Operating activities provided $9.0 million of cash for the year ended December 31, 2015, and is comprised non-cash items of $15.4 million, which generated cash, offset by a net loss of $5.3 million and an increase in working capital of $1.1 million both of which consumed cash.  The following are principal non-cash items that generated cash: depreciation and amortization of $12.1 million, stock based compensation of $1.5 million, an increase in inventory reserves of $1.1 million, amortization of deferred bank fees of $1.2 million, amortization of debt discount of $0.7 million and the non-cash loss on sale of discontinued operations of $1.4 million.  A change in deferred taxes of $2.1 million and change in interest rate swaps of $0.7 million both consumed cash.  Other less significant non-cash items in aggregated generated a net $0.2 million of cash.

The change in assets and liabilities consumed $1.1 million in cash.  The changes in assets and liabilities had the following impact on cash flows: accounts receivable generated $23.5 million, inventory  consumed $10.3 million, prepaid expenses consumed $3.3 million, accounts payable generated $6.7 million, accrued expenses consumed $2.4 million, income tax payable on ASV conversion consumed $16.2 million, other current liabilities consumed  $1.5 million, and other long-term liabilities generated $2.5 million.  The decrease in accounts receivable is the result of collecting accounts receivable faster, and due to the fact that sales for the current quarter are lower when compared to sales for the quarter ended December 31, 2014 when adjusted for acquisitions.  Inventory increased as our crane operations built a number of cranes with a value of approximately $2.9 million.   The Company believes having cranes available for immediate shipment in the current market is a competitive advantage.  Additionally, our Manitex subsidiary raw material was higher as they had approximately $3.0 million of PM inventory to support our efforts to expand PM distribution in North America.  The additional $4.0 million is spread throughout all other locations.  The increase in prepaid expenses and other is due to an increase in income tax receivables, and the increase in unrealized gains associated with forward currency contracts that the Company holds.  Forward currency contracts are valued at their fair market values at the balance sheet date with any gains being included in prepaid expenses and other.  The decrease in accounts payable is due to timing of vendor payments and raw material purchases.  Together, accrued expenses and other long-term liabilities generated $0.1 million of cash.  These two line items are being discussed together as the increase in other long-term liability is principally due to a reclassifications of liabilities previously included in accrued expenses.

Cash flows related to investing activities consumed $9.4 million of cash for the year ended December 31, 2015. The Company used $13.7 million for acquisitions and invested another $2.4 in capital equipment offset by $6.5 million and $0.5 million generated from the sale of discontinued operations and from the sales of miscellaneous pieces of equipment, respectively.  The amount spent for capital equipment was spread throughout the organization and no expenditure individually was significant.

Financing activities generated $5.9 million in cash for the year ended December 31, 2015.  The Company generated $27.9 million net of expenses to finance the PM acquisition by issuing a $15.0 convertible note and entering into a $14.0 million term loan.  At

December 31, 2015, the Company had repaid $11.8 million of the term loan reducing the term loan to $2.2 million.  This resulted in net generation of cash of $16.1 million at end of the year.

Other financing activity consumed $10.2 million of cash. This amount includes $2.0 million in payments against ASV’s term note, $1.4 million in capital lease payments and a $6.5 million net use of cash by our Italian operations.  The Italian operations reduced their working capital facilities by $7.7 million and made note payment that totaled $4.8 million.  The Italian operations, however, entered into new term loans for $6.4 million, which was the source of most of the funds used to reduce working capital borrowings. .

2014

Operating activities used $1.5 million of cash for the year ended December 31, 2014, and is comprised of net earnings of $8.8 million, and non-cash items of $5.8 million, cash provided by discontinued operations of $0.8 million offset by an increase in working capital of $16.9 million. The following are the principal non-cash items: depreciation and amortization of $4.2 million, and stock based deferred compensation of $1.1 million.

The increase in working capital is principally due to increases in accounts receivable of $13.6 million, and inventory of $7.0 million, partially offset by increase in accounts payable of $2.7 million, accrued expenses of $0.6 million and other current liabilities of $0.6 million. The increase in accounts receivables is primarily due to a longer collection cycle in 2014. The collection cycle was lengthened in part because there were certain receivables from governmental agencies on which payment was delayed. The timing of payments from a couple of larger customers also contributed to a longer payment cycle. Additionally, a modest increase in revenues between the fourth quarter 2014 versus 2013 also contributed to a higher receivable balance in 2014. The increase in inventory is attributed to increases in inventory at Liftking, CVS and Crane & Machinery. The increase at Liftking is related to military contracts. The increase at CVS is related to continued anticipated increases in revenues. Finally, the increase at Crane & Machinery represents primarily Valla and PM inventory, which is being purchased to shorten the delivery cycle to U.S. customers. The increase in accounts payable is due to the increase in inventory. The increase in accruals is primarily related to increased accruals for payroll and benefits in our European operations offset by a decrease in accrued bonuses. The increase in other current liabilities represents an increase in deposits received from our customers.

Cash flows related to investing activities consumed $25.9 million of cash for the year ended December 31, 2014. The Company used $25.0 million to acquire ASV, invested another $0.8 in capital equipment.  Additionally, discontinued operations used $0.1 million of cash.  The $0.8 million spent to purchase capital equipment is the total of numerous purchases for various operations. No single item in itself was particularly significant.

Financing activities generated $26.6 million in cash for the year ended December 31, 2014. The Company raised $12.5 million in a private placement of common stock in December 2014 and another $7.5 million (including the portion allocated to equity) from the issuance of a convertible note. The last major source of cash was a $5.0 million increase in the amount borrowed under the U.S. revolver. This additional $5.0 million was used to purchase ASV.  Other cash financing activities excluding discontinued operations in aggregate generated $1.7 million.  Discontinued operations used $0.1 million.

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

Off Balance Sheet Arrangements

Comerica has issued $0.645 million in standby letters of credit in favor of an insurance carrier and a state to secure obligations which may arise in connection with future payments that may be incurred under the Company’s workman compensation insurance policies.

JP Morgan Chase has issued a $0.2 million standby letter of credit in favor of an insurance carrier to secure obligations which may arise in connection with future deductibles payments that may be incurred under the Company’s workman compensation insurance policies.

Contractual Obligations

The following is a schedule as of December 31, 2015 of our long-term contractual commitments, future minimum lease payments under non-cancelable operating lease arrangements and other long-term obligations.

(in thousands)

	Payments due by period
	Total	2016	2017- 2018	2019- 2020	Thereafter
Long-term debt obligations (4)	$182,183	$19,864	$63,499	$71,652	$27,168
PM/CVS working capital borrowing (3)	19,721	4,180	15,541	—	—
Operating lease obligations	6,591	2,024	2,879	1,366	322
Capital lease obligations (3)	12,664	1,708	2,050	1,821	7,085
Legal Settlement (see Note 23) (3)	1,520	95	190	190	1,045
Service agreements	10,878	2,603	5,437	2,838	—
Purchase obligations (1)	33,469	33,469	—	—	—
Total	$267,026	$63,943	$89,596	$77,867	$35,620

(1)	Except for a very insignificant amount, purchase obligations are for inventory items. Purchase obligations not for inventory would include research and development materials, supplies and services.
(2)

At December 31, 2015, the Company had unrecognized tax benefits of $935 thousand for which the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective tax authority. Thus, these liabilities have not been included in the contractual obligations table. (see Note 14).

(3)	CVS, PM working capital borrowing, Capital lease obligations and legal settlement include imputed interest.
(4)	Long-term debt obligations include expected interest expense. Interest expense is calculated using current interest rates for indebtedness as of December 31, 2015.

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

Revenue Recognition. Revenue and related costs are recognized when title passes and risk of loss pass to our customers which generally occurs upon shipment depending upon the terms of the contract. Under certain contracts with our customers title passes to the customers when the units are completed. The units are segregated from our inventory and identified as belonging to the customer, the customer is notified that the units are complete and awaiting pick up or delivery as specified by the customer before income is recognized. Additionally, the customer is requested to sign an “Invoice Authorization Form” which acknowledges the contract terms and acknowledges that the customer has economic ownership and control over the unit. It also acknowledges that we are going to invoice the unit per terms of the contract. The Company insures any custodial risk that it may retain.

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

Interest Rate Swap Contracts. The Company enters into derivative instruments to manage its exposure to interest rate risk related to certain foreign term loans. Derivatives are initially recognized at fair value at the date the contract is entered into and are subsequently remeasured to their fair value at the end of each reporting period. The resulting gain or loss is recognized in current earnings immediately unless the derivative is designated and effective as a hedging instrument, in which case the effective portion of the gain or loss is recognized and is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedging instrument affects earnings (date of sale). As part of the acquisition of PM Group, which was acquired on January 15, 2015, the Company acquired interest rate swap contracts, which manage the exposure to interest rate risk related to term loans with certain financial institutions in Italy. These contracts have been determined not to be hedge instruments under ASC 815-10. Further details of derivative financial instruments are disclosed in Notes 5 and 6.

Investment—Equity Method of Accounting. Our non-marketable equity investments are investments we have made in privately-held companies accounted for under the equity method. We periodically review our non-marketable equity investments for impairment. No impairments were recognized for the year ended December 31, 2015.

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

Goodwill is tested for impairment at the reporting unit level (reportable segment). The Company’s three operating segments comprise the reporting units for goodwill impairment testing purposes.

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

In 2015 and 2014, the Company elected to evaluate the Lifting Equipment and Equipment Distribution reporting unit’s goodwill using the quantitative two step approach.  Additionally, in 2015 the Company evaluated ASV’s goodwill using the quantitative approach. The first step used to identify potential impairment involves comparing the reporting unit’s estimated fair value to its carrying value, including goodwill. The aforementioned Step one quantitative tests did not indicate impairment. During the first step testing, the Company evaluated goodwill for impairment using a business valuation method, which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer. The market approach was also considered in evaluating the potential for impairment by calculating fair value based on multiples of earnings before interest, taxes, depreciation and amortization (EBITDA) of comparable, publicly traded companies. This analysis also did not indicate impairment. The estimated fair values of the Lifting Equipment and ASV reporting segments were within 10% of their carrying values.  The fair value of the Equipment Distribution segment exceeded its carrying value by slightly more than 10%.  Moreover, the Company also observed implied EBITDA multiples from relatively recent merger and acquisition activity in the industry, which was used to test the reasonableness of the results.

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

The determination of fair value requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, revenue growth and operating earnings projections, discount rates, terminal growth rates, and required capital expenditure projections. Our projections make certain assumptions including expanding PM market share in North America, a normalization of energy markets over time and a continued expansion of dealer networks, particularly for ASV.  If our progress in meeting these and other assumptions is slower or different than what was anticipated, it may impact our ability to meet the projections.  Due to the inherent uncertainty involved in making these estimates, actual results could differ materially from those estimates. Deterioration in the market or actual results as compared with the projections (including not meeting near term projections) may result in an impairment in the near term. In the event, the Company determines that goodwill is impaired in the future the Company would need to recognize a non-cash impairment charge.

For 2013, the Company determined on a qualitative basis, that it was not more likely than not that the fair value of the Lifting reporting unit was less than its carrying value. For 2013, the Company also determined on a qualitative basis, that it was not more likely than not that the fair value of the Equipment Distribution reporting unit was less than its carrying value.

The Company did not have any impairment for the years ended December 31, 2015, 2014 and 2013.

Impairment of Long Lived Assets. The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value. Future cash flow projections include assumptions for future sales levels, the impact of cost reduction programs, and the level of working capital needed to support each business. The amount of any impairment then recognized would be calculated as the difference between the estimated fair value and the carrying value of the asset. The Company did not have any impairment for the years ended December 31, 2015, 2014 and 2013.

Warranty Expense. The Company establishes reserves for future warranty expense at point when revenue is recognized by the Company and is based on a percentage of revenues. The provision for estimated warranty claims, which is included in cost of sales, is based on sales.

Retirement Benefit Costs and Termination Benefits. Payments to defined contribution retirement benefit plans are recognized as an expense when employees have rendered service entitling them to the contributions. For defined benefit retirement benefit plans, the cost of providing benefits is determined using the projected unit credit method, with actuarial valuations being carried out at the end of each annual reporting period. Remeasurement, comprising actuarial gains and losses, the effect of the changes to the asset ceiling (if applicable) and the return on plan assets (excluding interest), is reflected immediately in the statement of financial position with a charge or credit recognized in other comprehensive income in the period in which they occur. Remeasurement recognized in other comprehensive income is reflected immediately in retained earnings and will not be reclassified to profit or loss. Past service cost is recognized in profit or loss in the period of a plan amendment. Net interest is calculated by applying the discount rate at the beginning of the period to the net defined benefit liability or asset. Defined benefit costs are categorized as follows:

•	service cost (including current service cost, past service cost, as well as gains and losses on curtailments and settlements);
•	net interest expense or income; and
•	remeasurement.

The PM Group presents the first two components of defined benefit costs in profit or loss in the line item personnel. Curtailment gains and losses are accounted for as past service costs. The retirement benefit obligation recognized in the consolidated statement of financial position represents the actual deficit or surplus in PM Group’s defined benefit plans. Any surplus resulting from this calculation is limited to the present value of any economic benefits available in the form of refunds from the plans or reductions in future contributions to the plans. A liability for a termination benefit is recognized at the earlier of when the entity can no longer withdraw the offer of the termination benefit and when the entity recognizes any related restructuring costs.

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

ASV, PM Group and Columbia Tank results are included in the Company’s results from their respective dates of acquisition of December 20, 2014, January 15, 2015 and March 12, 2015.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (“ASU 2015-17”), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in ASU 2015-17 seek to simplify the presentation of deferred income taxes and require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early application permitted for all entities as of the beginning of an interim or annual reporting period. The Company has not determined the full impact of implementation of this standard, but believes it will not be material to net income.  The Company believes that the main impact of adoption of the standard will be the reclassification of $3.0 million of current deferred tax assets to a reduction in deferred tax liabilities for the period ending December 31, 2015.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in ASU 2016-01, among other things, require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; requires public business entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost. The effective date will be the first quarter of fiscal year 2018. The Company is evaluating the impact the adoption of this new standard will have on its consolidated financial statements.

In February 2016, the FASB issued a standards update that requires lessees to recognize on the balance sheet the assets and liabilities associated with the rights and obligations created by those leases. The guidance for lessors is largely unchanged from current U.S. GAAP. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as finance or operating lease. The update is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. We are in the process of evaluating the impact of this update on our consolidated financial statements.

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

Foreign Exchange Risk

The Company is exposed to fluctuations in foreign currency cash flows related to third-party purchases and sales, intercompany product shipments and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollar when compared to functional currencies of our major foreign subsidiaries, which include the Euro and the Canadian dollar. The Company assesses foreign currency risk based on transactional cash flows, identifies naturally offsetting positions and purchases hedging instruments to partially offset anticipated exposures. At December 31, 2015, the Company had foreign exchange contracts with a notional value of $11 million. The fair market value of these arrangements was approximately $0.5 million at December 31, 2015.  This represents the approximate amount the Company would have received if it had settled (exited) these contracts at December 31, 2015.  At December 31, 2015, the Company performed a sensitivity analysis on the effect that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating income. Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to currencies outside the U.S. by 10% to amounts already incorporated in the financial statements for the year ended December 31, 2015 would have $0.7 million impact on the translation effect of foreign currency exchange rate changes already included in our reported operating income for the period.

Interest Rate Risk

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate, the Canadian prime rate and EURIBOR.  At December 31, 2015, the Company had approximately $132.9 million of variable interest debt with average weighted average interest rate at year end of approximately 5.5%. The Company’s PM subsidiary had interest rate swaps on €20.7 million of its debt. The fair value of the interest rate swaps, which represents the cost to settle these arrangements at December 31, 2015 was approximately $1.2 million. At December 31, 2015, the Company performed a sensitivity analysis to determine the impact that in increase in interest rates would have. Based on this sensitivity analysis, the Company has determined that an increase of 10% in our average floating interest rates at December 31, 2015 would increase interest expense by approximately $0.7 million.

Commodities Risk

Principal materials and components that the Company uses in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Extreme movements in the cost and availability of these materials and components may affect the Company’s financial performance. Changes input costs did not have a significant effect on the Company’s operating performance in 2015. During 2015, raw materials and component were generally available to meet our production schedules and had no significant impact on 2015 revenues.

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

The financial statements of the registrant required to be included in Item 8 are listed below:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Manitex International, Inc.

We have audited the accompanying consolidated balance sheets of Manitex International, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Manitex International, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Manitex International, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ UHY LLP
UHY LLP

Sterling Heights, Michigan
March 10, 2016

MANITEX INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,
	2015	2014
ASSETS
Current assets
Cash	$8,578	$4,368
Trade receivables (net)	63,388	58,433
Accounts receivable from related party	388	8,609
Other receivables	3,254	480
Inventory (net)	119,269	90,745
Deferred tax asset	2,951	1,325
Prepaid expense and other	4,872	1,691
Current assets of discontinued operations	—	8,206
Total current assets	202,700	173,857
Total fixed assets (net)	41,985	25,788
Intangible assets (net)	70,629	51,251
Goodwill	80,089	52,666
Other long-term assets	5,503	4,166
Non-marketable equity investment	5,752	5,951
Long-term assets of discontinued operations	—	3,477
Total assets	$406,658	$317,156
LIABILITIES AND EQUITY
Current liabilities
Notes payable—short term	$30,323	$11,880
Revolving credit facilities	1,795	2,798
Current portion of capital lease obligations	1,004	1,631
Accounts payable	62,137	34,113
Accounts payable related parties	1,611	503
Income tax payable on conversion of ASV	—	16,231
Accrued expenses	21,053	15,973
Other current liabilities	2,113	2,407
Current liabilities of discontinued operations	—	2,425
Total current liabilities	120,036	87,961
Long-term liabilities
Revolving term credit facilities	46,097	46,457
Notes payable	69,676	38,423
Capital lease obligations	5,850	2,710
Convertible note-related party (net)	6,737	6,611
Convertible note (net)	14,386	—
Deferred gain on sale of building	1,288	1,268
Deferred tax liability	4,525	2,082
Other long-term liabilities	7,763	1,973
Long-term liabilities of discontinued operations	—	1,665
Total long-term liabilities	156,322	101,189
Total liabilities	276,358	189,150
Commitments and contingencies
Equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at December 31, 2015 and December 31, 2014	—	—
Common Stock—no par value 25,000,000 shares authorized, 16,072,100 and 14,989,694 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	93,186	82,040
Paid in capital	2,630	1,789
Retained earnings	16,588	21,960
Accumulated other comprehensive loss	(5,392)	(1,023)
Equity attributable to shareholders of Manitex International, Inc.	107,012	104,766
Equity attributable to noncontrolling interest	23,288	23,240
Total equity	130,300	128,006
Total liabilities and equity	$406,658	$317,156

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands, except share and per share data)

For the years ended December 31,

	2015	2014	2013
Net revenues	$386,737	$247,164	$229,820
Cost of sales	317,231	199,715	184,083
Gross profit	69,506	47,449	45,737
Operating expenses
Research and development costs	5,829	2,093	2,308
Selling, general and administrative expenses	55,256	29,882	24,399
Total operating expenses	61,085	31,975	26,707
Operating income	8,421	15,474	19,030
Other income (expense)
Interest expense	(12,984)	(2,777)	(2,501)
Foreign currency transaction gain (loss)	30	(107)	(95)
Other income (loss)	23	(36)	(50)
Total other expense	(12,931)	(2,920)	(2,646)
(Loss) income before income taxes and loss in non-marketable equity interest from continuing operations	(4,510)	12,554	16,384
Income tax (benefit) expense from continuing operations	(725)	4,452	5,082
Loss in non-marketable equity interest, net of taxes	(199)	—	—
Net (loss) income from continuing operations	(3,984)	8,102	11,302
Discontinued operations: (Note 25)
Loss from operations of discontinued operations (including loss on disposal of $2,142 in 2015)	(2,083)	(1,911)	(1,937)
Income tax benefit	(743)	(776)	(813)
Loss on discontinued operations	(1,340)	(1,135)	(1,124)
Net (loss) income	(5,324)	6,967	10,178
Net (income) loss attributable to noncontrolling interest	(48)	136	—
Net (loss) income attributable to shareholders of Manitex International, Inc.	$(5,372)	$7,103	$10,178
Earnings Per Share
Basic
(Loss) earnings from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.25)	$0.59	$0.89
Loss from discontinued operations attributable to shareholders of Manitex International, Inc.	$(0.08)	$(0.08)	$(0.09)
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$(0.34)	$0.51	$0.80
Diluted
(Loss) earnings from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.25)	$0.59	$0.89
Loss from discontinued operations attributable to shareholders of Manitex International, Inc.	$(0.08)	$(0.08)	$(0.09)
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$(0.34)	$0.51	$0.80
Weighted average common shares outstanding
Basic	15,970,074	13,858,189	12,671,205
Diluted	15,970,074	13,904,289	12,717,575

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Year Ended December 31,
	2015	2014	2013
Net (loss) income:	$(5,324)	$6,967	$10,178
Other comprehensive income (loss)
Foreign currency translation adjustments	(4,369)	(1,419)	(320)
Derivative instrument fair market value adjustment—net of income taxes of $(3) and$3 for 2014 and 2013, respectively	—	7	(7)
Total other comprehensive (loss)	(4,369)	(1,412)	(327)
Comprehensive (loss) income	(9,693)	5,555	9,851
Comprehensive (income) loss attributable to noncontrolling interest	(48)	136	—
Total comprehensive (loss) income attributable to shareholders of Manitex International, Inc.	$(9,741)	$5,691	$9,851

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

For the years ended December 31,

	2015	2014	2013
Number of common shares outstanding
Balance at beginning of the year	14,989,694	13,801,277	12,268,443
Stock offering	—	1,108,156	1,375,000
Employee 2004 incentive plan grant	100,441	89,114	74,320
Repurchase to satisfy withholding and cancelled	(12,518)	(8,853)	(4,414)
Stock issued in connection with asset purchase (see Note 19)	994,483	—	87,928
Balance end of year	16,072,100	14,989,694	13,801,277
Common Stock
Balance at beginning of the year	$82,040	$68,554	$53,040
Stock offering	—	12,500	13,927
Employee 2004 incentive plan grant	1,097	1,100	657
Repurchase to satisfy withholding and cancelled	(75)	(114)	(70)
Stock issued in connection with asset purchase (see Note 19)	10,124	—	1,000
Balance end of year	$93,186	$82,040	$68,554
Paid in Capital
Balance at beginning of the year	$1,789	$1,191	$1,098
Equity component of Convertible debt issuance	457	572	—
Employee 2004 incentive plan grant	384	3	7
Excess tax benefits related to vesting of restricted stock	—	23	86
Balance end of year	$2,630	$1,789	$1,191
Retained Earnings
Balance at beginning of the year	$21,960	$14,857	$4,679
Net (loss) income attributable to shareholders of Manitex International, Inc.	(5,372)	7,103	10,178
Balance end of year	$16,588	$21,960	$14,857
Accumulated Other Comprehensive(loss) Income
Balance at beginning of the year	$(1,023)	$389	$716
(Loss) gain on foreign currency translation	(4,369)	(1,419)	(320)
Derivative instrument fair market adjustment—net of income taxes	—	7	(7)
Balance end of year	$(5,392)	$(1,023)	$389
Equity Attributable to Noncontrolling Interest
Balance at beginning of the year	$23,240	$—	$—
Acquisition noncontrolling business	—	23,376	—
Net income (loss) attributable to noncontrolling interest	48	(136)	—
Balance end of year	$23,288	$23,240	$—

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

For the years ended December 31,

	2015	2014	2013
Cash flows from operating activities:
Net (loss) income	$(5,324)	$6,967	$10,178
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	12,082	4,188	3,573
Changes in allowances for doubtful accounts	(167)	165	172
Acquisition expenses financed by seller	—	183	—
(Gain) loss on disposal of assets	(119)	3	(100)
Changes in inventory reserves	1,069	156	(110)
Deferred income taxes	(2,074)	(254)	(168)
Amortization of deferred financing cost	1,204	259	205
Amortization of debt discount	743	—	—
Change in value of interest rate swaps	(706)	—	—
Loss in non-marketable equity interest	199	—	—
Share-based compensation	1,481	1,104	664
Deferred gain on sale and lease back	301	—	—
Reserves for uncertain tax provisions	60	(35)	(83)
Loss on sale of discontinued operations	1,378	—	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	23,475	(13,889)	980
(Increase) decrease in accounts receivable finance	—	315	271
(Increase) decrease in inventory	(10,286)	(7,010)	(7,931)
(Increase) decrease in prepaid expenses	(3,258)	(16)	(427)
(Increase) decrease in other assets	111	(123)	—
Increase (decrease) in accounts payable	6,717	2,676	(3,832)
Increase (decrease) in accrued expense	(2,458)	565	(115)
Increase (decrease) in income tax payable on ASV conversion	(16,231)	—	—
Increase (decrease) in other current liabilities	(1,472)	641	(122)
Increase (decrease) in other long-term liabilities	2,524	(30)	(36)
Discontinued operations - cash provided by (used) for operating activities	(214)	2,632	59
Net cash provided by used for operating activities	9,035	(1,503)	3,178

Cash flows from investing activities:

Acquisition of businesses, net of cash acquired	(13,747)	(24,998)	(13,000)
Proceeds from the sale of fixed assets	518	—	139
Purchase of property and equipment	(2,369)	(784)	(963)
Investment in intangibles other than goodwill	(233)	—	—
Proceeds from the sale of discontinued operations	6,525	—	—
Discontinued operations - cash used for investing activities	(96)	(140)	(252)
Net cash used for investing activities	(9,402)	(25,922)	(14,076)
Cash flows from financing activities:
New borrowings—term loan	14,000	—	15,000
Repayment of term loan	(11,800)	—	(15,000)
Net proceeds from stock offering	—	12,500	13,927
New borrowings—convertible notes	15,000	7,500	—
Borrowing on revolving term credit facilities	443	5,563	5,409
Net borrowings (repayments) on working capital facilities	(7,731)	2,532	(1,960)
New borrowings—other	7,289	677	809
Bank fees and cost related to new financing	(1,274)	(519)	(1,102)
Note payments	(8,466)	(947)	(809)
Shares repurchased for income tax withholding on share-based compensation	(75)	(114)	(70)
Excess tax benefits related to vesting of restricted stock	—	22	86
Proceeds from capital leases	—	942	—
Payments on capital lease obligations	(1,446)	(1,397)	(1,185)
Discontinued operations - cash used for financing activities	—	(113)	(107)
Net cash provided by financing activities	5,940	26,646	14,998
Net increase (decrease) in cash and cash equivalents	5,573	(779)	4,100
Effect of exchange rate changes on cash	(1,363)	(944)	102
Cash and cash equivalents at the beginning of the year	4,368	6,091	1,889
Cash and cash equivalents at end of period	$8,578	$4,368	$6,091

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

PM Group S.p.A. (“PM”) is a leading Italian manufacturer of truck mounted hydraulic knuckle boom cranes with a 50-year history of technology and innovation, and a product range spanning more than 50 models. Its largest subsidiary, Oil & Steel (“O&S”), is a manufacturer of truck-mounted aerial platforms with a diverse product line and an international client base.

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

Manitex Load King, Inc. (“Load King”) manufactures specialized custom trailers and hauling systems typically used for transporting heavy equipment. Load King trailers serve niche markets in the commercial construction, railroad, military and equipment rental industries through a dealer network.  Load King was sold on December 29, 2015 and is presented as discontinued operation.

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

On August 19, 2013, Manitex Sabre, Inc. (“Sabre”) acquired the assets of Sabre Manufacturing, LLC, which is located in Knox, Indiana. Sabre manufactures a comprehensive line of specialized mobile tanks for liquid and solid storage and containment solutions with capacities from 8,000 to 21,000 gallons. Its mobile tanks are sold to specialized independent tank rental companies and through the Company’s existing dealer network. The tanks are used in a variety of end markets such as petrochemical, waste management and oil and gas drilling.  On March 12, 2015, the Company acquired certain assets of Columbia Tank and merged its operations with Sabre.

ASV Segment

On December 19, 2014, the Company acquired 51% of A.S.V., Inc. from Terex Corporation (“Terex”). Subsequent to the acquisition date ASV was converted to an LLC and its name was changed to A.S.V., LLC (ASV). ASV is located in Grand Rapids, Minnesota manufactures a line of high quality compact track and skid steer loaders. The products are used in the site clearing, general construction, forestry, golf course maintenance and landscaping industries, with general construction being the largest market. The ASV products are distributed through the Terex distribution channels as well as through the Company and other independent dealers.

ASV’s financial results are included in the Company’s consolidated results beginning on December 20, 2014.

Equipment distribution segment

The Equipment Distribution segment located in Bridgeview, Illinois, comprises the operations of Crane & Machinery (“C&M”), a division of Manitex International, North American Equipment, Inc. (“NAE”) and North American Distribution, Inc. (“NAD”).  The

segment markets products used primarily for infrastructure development and commercial construction applications that include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance. C&M is a distributor of Terex rough terrain and truck cranes products and supplies repair parts for a wide variety of medium to heavy duty construction equipment and sells domestically and internationally, predominately to end users, including the rental market. It also provides crane equipment repair services in the Chicago area. The segment markets previously-owned construction and heavy equipment and trailers both domestically and internationally through NAE.  The segment purchase previously owned equipment of various ages and conditions and often refurbishes the equipment before resale.  The segment also sells Valla products through NAD.

Note 2. Basis of Presentation

The consolidated financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statement includes the accounts of Manitex International, Inc., and its subsidiaries. Significant intercompany transactions have been eliminated in consolidation. Sabre, Valla, ASV, PM and Columbia Tank have been included in the Company’s financial results from their respective effective date of acquisition which are August 19, 2013, November 30, 2013, December 20, 2014, January 15, 2015 and March 12, 2015, respectively. The Company owns 25% of Lift Ventures LLC (“Lift Ventures”) and accounts for it as an unconsolidated equity investment. The investment in Lift Ventures has been reflected in the Company’s financial statements on the balance sheet on the line titled “Non-marketable equity investment”.  Lift Venture financial results are included from December 16, 2014.

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

Cash and Cash Equivalents —For purposes of the statement of cash flows, the Company considers all short-term securities purchased with maturity dates of three months or less to be cash equivalents.

Revenue Recognition —Revenue and related costs are recognized when title passes and risk of loss pass to our customers which generally occurs upon shipment depending upon the terms of the contract. Under certain contracts with our customers title passes to the customers when the units are completed. The units are segregated from our inventory and identified as belonging to the customer, the customer is notified that the units are complete and awaiting pick up or delivery as specified by the customer before income is recognized. Additionally, the customer is requested to sign an “Invoice Authorization Form” which acknowledges the contract terms and acknowledges that the customer has economic ownership and control over the unit. It also acknowledges that we are going to invoice the unit per terms of the contract. The Company insures any custodial risk that it may retain.

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

Investment—Equity Method of Accounting —Our non-marketable equity investments are investments we have made in privately-held companies accounted for under the equity method. We periodically review our non-marketable equity investments for impairment. No impairments were recognized for the year ended December 31, 2015.

Allowance for Doubtful Accounts —The Company has adopted a policy consistent with U.S. GAAP for the periodic review of its accounts receivable to determine whether the establishment of an allowance for doubtful accounts is warranted based on the Company’s assessment of the collectability of the accounts. The Company established an allowance for bad debt of $240 and $458 at December 31, 2015 and 2014, respectively. The Company also has in some instances a security interest in its accounts receivable until payment is received.

Property, Equipment and Depreciation —Property and equipment are stated at cost or the fair market value at date of acquisition for property and equipment acquired in connection with the acquisition of a company. Depreciation of property and equipment is provided over the following useful lives:

Asset Category	Depreciable Life
Buildings	20 –33 years
Machinery and equipment	1 – 15 years
Furniture and fixtures	3 – 12 years
Leasehold improvements	1.5 – 12 years

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $5,055, $1,555 and $1,339, respectively.

Other Intangible Assets —The Company accounts for Other Intangible Assets under the guidance of ASC 350, “Intangibles—Goodwill and Other”. The Company capitalizes certain costs related to patent technology. Additionally, a substantial portion of the purchase price related to the Company’s acquisitions has been assigned to patents or unpatented technology, trade name, customer backlog, and customer relationships. Under the guidance, Other Intangible Assets with definite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are tested annually for impairment.

Goodwill is tested for impairment at the reporting unit level (reportable segment). The Company’s three operating segments comprise the reporting units for goodwill impairment testing purposes.

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

In 2015 and 2014, the Company elected to evaluate the Lifting Equipment and Equipment Distribution reporting unit’s goodwill using the quantitative two step approach.  Additionally, in 2015 the Company evaluated ASV’s goodwill using the quantitative approach. The first step used to identify potential impairment involves comparing the reporting unit’s estimated fair value to its carrying value, including goodwill. The aforementioned step one quantitative tests did not indicate impairment. During the first step testing, the Company evaluated goodwill for impairment using a business valuation method, which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer. The market approach was also considered in evaluating the potential for impairment by calculating fair value based on multiples of earnings before interest, taxes, depreciation and amortization (EBITDA) of comparable, publicly traded companies. This analysis also did not indicate impairment. The estimated fair values of the Lifting Equipment and ASV reporting segments were within 10% of their carrying values.  The fair value of the Equipment Distribution segment exceeded its carrying value by slightly more than 10%.  Moreover, the Company also observed implied EBITDA multiples from relatively recent merger and acquisition activity in the industry, which was used to test the reasonableness of the results.

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

The determination of fair value requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, revenue growth and operating earnings projections, discount rates, terminal growth rates, and required capital expenditure projections.  . Our projections make certain assumptions including expanding PM market share in North America, a normalization of energy markets over time and a continued expansion of dealer networks, particularly for ASV.  If our progress in meeting these and other assumptions is slower or different than what was anticipated, it may impact our ability to meet the projections.  Due to the inherent uncertainty involved in making these estimates, actual results could differ materially from those estimates. Deterioration in the market or actual results as compared with the projections (including not meeting near term projections) may result in an impairment in the near term. In the event, the Company determines that goodwill is impaired in the future the Company would need to recognize a non-cash impairment charge.

For 2013, the Company determined on a qualitative basis, that it was not more likely than not that the fair value of the Lifting reporting unit was less than its carrying value. For 2013, the Company also determined on a qualitative basis, that it was not more likely than not that the fair value of the Equipment Distribution reporting unit was less than its carrying value.

The Company did not have any impairment for the years ended December 31, 2015, 2014 and 2013.

Impairment of Long Lived Assets —The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value. Future cash flow projections include assumptions for future sales levels, the impact of cost reduction programs, and the level of working capital needed to support each business. The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset. The Company did not have any impairment for the years ended December 31, 2015, 2014 and 2013.

Inventory —Inventory consists of stock materials and equipment stated at the lower of cost (first in, first out) or market. All equipment classified as inventory is available for sale. The company records excess and obsolete inventory reserves. The estimated reserve is based upon specific identification of excess or obsolete inventories. Selling, general and administrative expenses are expensed as incurred and are not capitalized as a component of inventory.

Foreign Currency Translation and Transactions —The financial statements of the Company’s non-U.S. subsidiaries are translated using the current exchange rate for assets and liabilities and the weighted-average exchange rate for the year for income and expense items. Resulting translation adjustments are recorded to accumulated other comprehensive income (OCI) as a component of shareholders’ equity.

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

Derivatives—Forward Currency Exchange Contracts —The Company enters into forward currency exchange contracts in relationship such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. The forward currency exchange contracts that the Company has to offset existing assets and liabilities denominated in other than the reporting units’ functional currency have been determined not to be considered a hedge under ASC 815-10. The Company records at the balance sheet date the forward currency exchange contracts at its market value with any associated gain or loss being recorded in current earnings. Both realized and unrealized gains and losses related to forward currency contracts are included in current earnings and are reflected in the Statement of Operations in the other income expense section on the line titled foreign currency transaction gain (loss).

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

Interest Rate Swap Contracts—The Company enters into derivative instruments to manage its exposure to interest rate risk related to certain foreign term loans. Derivatives are initially recognized at fair value at the date the contract is entered into and are subsequently remeasured to their fair value at the end of each reporting period. The resulting gain or loss is recognized in current earnings immediately unless the derivative is designated and effective as a hedging instrument, in which case the effective portion of the gain or loss is recognized and is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedging instrument affects earnings (date of sale). As part of the acquisition of PM Group, which was acquired on January 15, 2015, the Company acquired interest rate swap contracts, which manage the exposure to interest rate risk related to term loans with certain financial institutions in Italy. These contracts have been determined not to be hedge instruments under ASC 815-10.

Credit Risk Concentrations —Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, trade receivables and payables. The Company maintains its cash balances and marketable securities at banks located in Detroit, Michigan, New York, New York, Toronto, Canada as well as several separate Italian banks. Accounts in the United States are insured by the Federal Deposit Insurance Corporation up to $250. At December 31, 2015 and 2014, the Company had uninsured balances of $4,120 and $5,814, respectively.

As of December 31, 2015 and 2014, no customers accounted for 10% or more of total Company’s accounts receivable.

In 2015, 2014 and 2013, no one customer accounted for 10% or more of total company’s revenues.  For 2015, 2014 and 2013 purchases from any single supplier did not exceed 10% of total purchases.

Research and Development Expenses— The Company expenses research and development costs, as incurred. For the periods ended December 31, 2015, 2014 and 2013 expenses were $5,829, $2,093 and $2,308, respectively.

Advertising —Advertising costs are expensed as incurred and were $953, $455 and $616 for the years ended December 31, 2015, 2014 and 2013, respectively.

Retirement Benefit Costs and Termination Benefits —Payments to defined contribution retirement benefit plans are recognized as an expense when employees have rendered service entitling them to the contributions. For defined benefit retirement benefit plans, the cost of providing benefits is determined using the projected unit credit method, with actuarial valuations being carried out at the end of each annual reporting period. Remeasurement, comprising actuarial gains and losses, the effect of the changes to the asset ceiling (if applicable) and the return on plan assets (excluding interest), is reflected immediately in the statement of financial position with a charge or credit recognized in other comprehensive income in the period in which they occur. Remeasurement recognized in other comprehensive income is reflected immediately in retained earnings and will not be reclassified to profit or loss. Past service cost is recognized in profit or loss in the period of a plan amendment. Net interest is calculated by applying the discount rate at the beginning of the period to the net defined benefit liability or asset. Defined benefit costs are categorized as follows:

•	service cost (including current service cost, past service cost, as well as gains and losses on curtailments and settlements);
•	net interest expense or income; and
•	remeasurement.

Curtailment gains and losses are accounted for as past service costs. The retirement benefit obligation recognized in the consolidated statement of financial position represents the actual deficit or surplus in PM Group’s defined benefit plans. Any surplus resulting from this calculation is limited to the present value of any economic benefits available in the form of refunds from the plans or reductions in future contributions to the plans. A liability for a termination benefit is recognized at the earlier of when the entity can no longer withdraw the offer of the termination benefit and when the entity recognizes any related restructuring costs.

Litigation Claims —In determining whether liabilities should be recorded for pending litigation claims, the Company must assess the allegations and the likelihood that it will successfully defend itself. When the Company believes it is probable that it will not prevail in a particular matter, it will then record an estimate of the amount of liability based, in part, on advice of outside legal counsel.

Shipping and Handling —The Company records the amount of shipping and handling costs billed to customers as revenue. The cost incurred for shipping and handling is included in the cost of sales.

Use of Estimates —The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income Taxes —The Company accounts for income taxes under the provisions of ASC 740 “ Income Taxes,” which requires recognition of income taxes based on amounts payable with respect to the current year and the effects of deferred taxes for the expected future tax consequences of events that have been included in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities, as well as for operating losses and tax credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not a tax benefit will not be realized.

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

Accrued Warranties —Warranty costs are accrued at the time revenue is recognized. The Company’s products are typically sold with a warranty covering defects that arise during a fixed period of time. The specific warranty offered is a function of customer expectations and competitive forces. The Equipment Distribution segment does not accrue for warranty costs at the time of sales, as they are reimbursed by the manufacturers for any warranty that they provide to their customers.

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

Debt Issuance Costs —Debt issuance costs incurred in securing the Company’s financing arrangements are capitalized and amortized over the term of the associated debt. Deferred financing cost are included with other long-term assets on the Company’s balance sheet.

Sale and Leaseback —In accordance with ASC 840-40 Sales-Leaseback Transactions, the Company has recorded deferred revenue in relationship to the sale and leaseback of one of the Company’s operating facilities and on certain equipment.   As such, the deferred gains have been deferred and is being amortized on a straight line basis over the life of the leases.

Computation of EPS —Basic Earnings per Share (“EPS”) was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

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

Stock Based Compensation —In accordance with ASC 718 Compensation-Stock Compensation, share-based payments to employees, including grants of restricted stock units, are measured at fair value as of the date of grant and are expensed in the consolidated statement of income over the service period (generally the vesting period).

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

Reclassifications —Certain reclassifications have been made to the 2014 and 2013 financial statements to conform to the 2015 presentation.

Business Combinations —The Company accounts for acquisitions in accordance with guidance found in ASC 805, Business Combinations. The guidance requires consideration given, including contingent consideration, assets acquired and liabilities assumed to be valued at their fair market values at the acquisition date. The guidance further provides that: (1) in-process research and development will be recorded at fair value as an indefinite-lived intangible asset; (2) acquisition costs will generally be expensed as incurred, (3) restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and (4) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

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

Note 4. Earnings per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of restricted stock units. Details of the calculations are as follows:

	2015	2014	2013
Net (loss) income attributable to shareholders of Manitex International, Inc.
Net (loss) income from continuing operations	$(3,984)	$8,102	$11,302
Less: (Income) loss attributable to noncontrolling interest	(48)	136	—
Net (loss) income from continuing operations attributable to shareholders of Manitex International, Inc.	(4,032)	8,238	11,302
Income (loss) from operations of discontinued operations, net of income taxes	38	(1,135)	(1,124)
(Loss) on sale of discontinued operations , net of income tax benefit	(1,378)	—	—
Net (loss) income attributable to shareholders of Manitex International, Inc.	$(5,372)	$7,103	$10,178
(Loss) earnings per share
Basic
(Loss) earnings from continuing operations attributable to shareholders' of Manitex International, Inc.	$(0.25)	$0.59	$0.89
(Loss) from operations of discontinued operations attributable to shareholders of Manitex International, Inc., net of tax	$—	$(0.08)	$(0.09)
(Loss) on sale of discontinued operations attributable to shareholders of Manitex International, Inc., net of tax	$(0.09)	$—	$—
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$(0.34)	$0.51	$0.80

Diluted
(Loss) earnings from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.25)	$0.59	$0.89
(Loss) from operations of discontinued operations attributable to shareholders of Manitex International, Inc., net of tax	$—	$(0.08)	$(0.09)
(Loss) on sale of discontinued operations attributable to shareholders of Manitex International, Inc., net of tax	$(0.09)	$—	$—
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$(0.34)	$0.51	$0.80
Weighted average common shares outstanding
Basic	15,970,074	13,858,189	12,671,205
Diluted
Basic	15,970,074	13,858,189	12,671,205
Dilutive effect of warrants	—	—	—
Dilutive effect of restricted stock units	—	46,100	46,370
	15,970,074	13,904,289	12,717,575

There are 118,773 restricted stock units which are anti-dilutive and therefore are not included in the average number of diluted shares shown above for the year ended December 31, 2015.

Note 5. Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2015 and 2014 by level within the fair value hierarchy. As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is a summary of items that the Company measures at fair value on a recurring basis:

	Fair Value at December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Forward currency exchange contracts	$—	$600	$—	$600
Total current assets at fair value	$—	$600	$—	$600
Liabilities:
Forward currency exchange contracts	$—	$74	$—	$74
Interest rate swap contracts	—	1,177	—	1,177
PM contingent liabilities	—	—	1,187	1,187
Convertible debt- Perella ( See Note 13) (nonrecurring)	—	14,286	—	14,286
Valla contingent consideration	—	—	199	199
Total liabilities at fair value	$—	$15,537	$1,386	$16,923

	Fair Value at December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Forward currency exchange contracts	$—	$268	$—	$268
Total current assets at fair value	$—	$268	$—	$268
Liabilities:
Forward currency exchange contracts	$—	$29	$—	$29
Convertible debt- Terex ( See Note 13) (nonrecurring)	—	6,607	—	6,607
Valla contingent consideration	—	—	204	204
Total liabilities at fair value	$—	$6,636	$204	$6,840

The carrying value of the amounts reported in the Consolidated Balance Sheets for cash, accounts receivable, accounts payable and short-term variable debt, including any amounts outstanding under the Company’s revolving credit facilities and working capital borrowing, approximate fair value due to the short periods during which these amounts are outstanding.

The book and fair value of the Company’s term debt was $79,912 and $79,912 for the year ended December 31, 2015, and $42,266 and $42,074 for the year ending December 31, 2014. The book and fair value of the Company’s capital leases was $6,854 and $9,214 for the year ended December 31, 2015 and $4,341 and $4,960 for the year ending December 31, 2014. There is no difference between the book value and the fair value for amount recorded in connection with a long-term legal settlement, which was $960 and $1,007 for the periods ending December 31, 2015 and 2014, respectively.

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

The Company enters into forward currency exchange contracts to the extent possible in relationship such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds.  The forward currency exchange contracts that the Company has to offset existing assets and liabilities denominated in other than the reporting units’ functional currency have been determined not to be considered a hedge under ASC 815-10. Items denominated in other than a reporting units functional currency includes U.S. denominated accounts receivables and accounts payable held by our Canadian subsidiary and certain intercompany receivables and payables between foreign subsidiaries and the Company, one of the Company’s other subsidiaries or subsidiary of the PM Group.

As required, forward currency contracts are recognized as an asset or liability at fair value on the Company’s Consolidated Balance Sheet. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (date of sale). Gains or losses on cash flow hedges when recognized into income are included in net revenues. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The Company expects minimal ineffectiveness as the Company has hedged only firm sales orders and has not hedged estimated exposures. As of December 31, 2015, the Company had no outstanding forward currency contracts that were in place to hedge future sales. Therefore, there are currently no unrealized pre-tax gains or loss which will reclassified from other comprehensive income into earnings during the next 12 months.  For instruments not qualifying as cash flow hedges under ASC 815—10, the Company records at the balance sheet date the forward currency exchange contracts at its market value with any associated gain or loss being recorded in current earnings. Both realized and unrealized gains and losses related to forward currency contracts are included in current earnings and are reflected in the Statement of Income in the other income expense section on the line titled foreign currency transaction gains (losses).

At December 31, 2015, the Company had entered into forward currency exchange contracts. The contracts obligate the Company to purchase CDN $5,602. The contracts mature between March 3, 2016 and March 31, 2016.  Under the contract, the Company will purchase Canadian dollars at exchange rates between .7211 and .7516. The Canadian to US dollar exchange rates was $.7225 at December 31, 2015. At December 31, 2015, the Company had forward currency contracts to sell Euros. The contracts obligate the Company to sell €1,300 in total. The contracts, which are in various amounts, mature between February 10, 2016 and July 1, 2016. Under the contracts, the Company will sell Euros at exchange rates between $1.1419 and $1.4307. The Euro to US dollar exchange rate was 1.0859 at December 31, 2015. The unrealized currency exchange asset is reported under prepaid expense and other if it is an asset or under accrued expenses if it is a liability on the balance sheet at December 31, 2015 and 2014.

The Company’s PM Group has an intercompany receivable denominated in Euros from its Chilean subsidiary. At December 31, 2015, the Company has entered into two forward contracts that mature on January 6, 2016.  The purpose of which is to mitigate the income effect related to this intercompany receivable that results with a change in exchange rate between the Euro and the Chilean peso. The first contract obligates the Company to purchase €2,600 at $1.148. The second contract obliges the Company to sell 1,840,000 Chilean pesos at an exchange rate of 616.4567 per U.S. dollar. These two contracts achieve the desired purpose as U.S. dollar amounts involved in the two forward contracts offset each other.

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

A contract signed by PM Group, for an original notional amount of € 20,000 (€ 20,000 at December 31, 2015, maturing on February 3, 2017 with interest payable every February 3 and August 3 each year. PM Group pays interest at a rate of 3.48% and receives from the counterparties interest at the Euro Interbank Offered Rate (“Euribor”) for the period in question.

A contract signed by PM Group, for an original notional amount of € 8,496 (€ 739 at December 31, 2015), maturing on January 29, 2016 with interest payable every January 30 and July 30 each year. PM Group pays interest at a rate of 2.99% and receives from the counterparties interest at the Euribor rate for the period in question.

As of December 31, 2015, the Company had the following forward currency contracts and interest rate swaps:

Nature of Derivative	Currency	Amount	Type
Forward currency purchase contract	Canadian dollar	5,602	Not designated as hedge instrument
Forward currency sales contracts	Euro	1,300	Not designated as hedge instrument
Forward currency purchase contract	Euro	2,600	Not designated as hedge instrument
Forward currency sales contracts	Chilean peso	1,840,000	Not designated as hedge instrument
Interest rate swap contracts	Euro	20,739	Not designated as hedge instrument

The following table provides the location and fair value amounts of derivative instruments that are reported in the Consolidated Balance Sheet as of December 31, 2015 and 2014:

Total derivatives not designated as a hedge instrument

		Fair Value
Asset Derivatives	Balance Sheet Location	December 31, 2015	December 31, 2014
Foreign currency Exchange Contract	Prepaid expense and other	$600	$268

Liabilities Derivatives
Foreign currency Exchange Contract	Accrued expense	$74	$29
Interest rate swap contracts	Notes payable	1,177	—
Total derivative liabilities		$1,251	$29

The following tables provide the effect of derivative instruments on the Consolidated Statement of Income for 2015, 2014 and 2013:

Derivatives not designated as Hedge Instrument	Location of gain or (loss) recognized in Income Statement	Gain or (loss)
		2015	2014	2013
Forward currency contracts	Foreign currency transaction gains (losses)	$(35)	$110	$(178)
Interest rate swap contracts	Interest expense	$(56)	—	—
Total derivatives (loss) gain		$(91)	$110	$(178)

Derivatives designated as Hedge Instrument	Location of gain or (loss) recognized in Income Statement	Gain or (loss)
		2015	2014	2013
Forward currency contracts	Net revenue	$—	$(26)	$(30)

The following table shows the beginning and ending amounts of gains and losses related to hedges which have been included in Other Comprehensive Income and related activity net of income taxes for December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Beginning balance (loss), net of income taxes	$—	$(7)
Amounts recorded in OCI net of (loss), net of income taxes	—	(11)
Amount reclassified to income, loss (gain), net of income taxes	—	18
Ending balance gain (loss), net of income taxes	$—	$—

Note 7. Inventory

The components of inventory at December 31, are summarized as follows:

	2015	2014
Raw materials and purchased parts	$85,048	$59,283
Work in process	9,657	$7,861
Finished goods and replacement parts	24,564	$23,601
Inventories, net	$119,269	$90,745

The Company has established reserves for obsolete and excess inventory of $1,724 and $726  as of December 31, 2015 and 2014, respectively.

Note 8. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	2015	2014
Land	$4,458	$989
Buildings	22,063	14,720
Machinery and equipment	21,027	14,743
Furniture and fixtures	661	669
Leasehold improvements	1,834	1,895
Computer software & equipment	1,398	1,414
Motor vehicles	701	629
Construction in progress	288	40
Totals	52,430	35,099
Less: accumulated depreciation	(10,445)	(9,311)
Net property and equipment	$41,985	$25,788

Depreciation expense was $5,055 (net of $281 amortization of deferred gain on building), $1,555 (net of $380 amortization of deferred gain on building), and $1,339 (net of $380 amortization of deferred gain on building) in 2015, 2014 and 2013, respectively. See Note 12 for information regarding capital leases.

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

Intangible assets were comprised of the following as of December 31, 2015 and 2014:

	2015	2014	Useful Lives
Patented and unpatented technology	$29,277	$20,891	7-10 years
Amortization	(12,631)	(9,802)
Customer relationships	43,172	31,477	5-20 years
Amortization	(8,545)	(5,013)
Trade names and trademarks	21,625	15,455	25 years - Indefinite
Amortization	(2,281)	(1,783)
Non-competition agreements	50	50	2-5 years
Amortization	(38)	(24)
Customer backlog	453	462	< 1 year
Amortization	(453)	(462)
Total Intangible assets	$70,629	$51,251

Amortization expense was $7,027, $2,633 and $2,234 for the periods ended December 31, 2015, 2014 and 2013, respectively.

Estimated amortization expense for the next five years and subsequent is as follows:

Amount
2016	5,877
2017	5,343
2018	5,223
2019	5,013
2020	4,972
And subsequent	35,124
Total intangibles currently to be amortized	$61,552

Changes in the Company’s goodwill by business segment were as follows:

	Equipment Lifting Segment	Equipment Distribution Segment	ASV Segment	Total
Balance December 31, 2013	$22,214	$275	$—	$22,489
Goodwill for ASV acquisition	—	—	30,579	30,579
Effect of change in exchange rates	(402)	—	—	(402)
Balance December 31, 2014	$21,812	$275	$30,579	$52,666
Goodwill for PM Group Acquisition	30,173	—	—	30,173
Effects of change in exchange rate	(2,750)	—	—	(2,750)
Balance December 31, 2015	$49,235	$275	$30,579	$80,089

Note 10. Accounts Payable and Accrual Detail

	As of December 31,
	2015	2014
Accounts payable:
Trade	$60,339	33,774
Bank overdraft	1,798	339
Total accounts payable	$62,137	34,113
Accrued expenses:
Accrued payroll	$2,443	$2,691
Accrued employee benefits	1,053	433
Accrued bonuses	916	1,132
Accrued vacation expense	1,717	1,309
Accrued consulting fees	—	223
Accrued interest	315	375
Accrued commissions	602	497
Accrued expenses—other	3,536	1,110
Accrued warranty	3,564	3,198
Accrued income taxes	815	151
Accrued taxes other than income taxes	3,634	953
Accrued product liability and workers compensation claims	2,384	3,871
Accrued liability on forward currency exchange contracts	74	30
Total accrued expenses	$21,053	$15,973

Note 11. Revolving Term Credit Facilities and Debt

The Company together with its U.S. and Canadian subsidiaries has a credit agreement as amended (“Credit Agreement”) with Comerica Bank (“Comerica”) and another lender, who are participants under the credit agreement.  The Credit Agreement provides the Company with (a) a Senior Secured Revolving Credit Facility to the U.S. Borrowers (“U.S. Revolver”), (b) a Secured Term Loan to the U.S. Borrowers (“Term Loan”) and (c) Senior Secured Revolving Credit Facility to the Canadian Borrower (“Canadian Revolver”). The two aforementioned credit facilities each mature on August 19, 2018.

The Company is also required to comply with certain financial covenants as defined in the Credit Agreement including maintaining (1) a Consolidated Fixed Charge Coverage Ratio of not less than 0.65 to 1.00 at December 31, 2015, 1.00 to 1.00 at March 31, 2016 and 1.20 to 1.00 at June 30, 2016 and each quarter thereafter, (2) a Maximum Senior Secured First Lien North American Debt to Consolidated North American EBITDA Ratio of not more than 7.50 to 1.00 at December 31, 2015, 10.00 to 1.00 at March 31, 2016 and 2.75 at June 30, 2016 and each quarter thereafter, and (3) a Maximum Consolidated North American Total Debt to Consolidated North American EBITDA Ratio of not more than 11.50 to 1.00 at December 31, 2015, 15.00 to 1.00 at March 31, 2016 and 3.75 to 1.00 at June 30, 2016 and each quarter thereafter.

The indebtedness is collateralized by substantially all of the Company’s assets, except for the assets of the ASV and PM as well as the Company’s equity interest in these two Companies.  The facility contains customary limitations including, but not limited to, limitations on acquisitions, dividends, repurchase of the Company’s stock and capital expenditures.

U.S. Revolver

At December 31, 2015 the Company had drawn $26,500 under the $35,000 U.S. Revolver. The U.S. Revolver bears interest, at the Company’s option at the base rate plus a spread or an adjusted LIBOR rate plus a spread. The base rate is the greater of the bank’s prime rate, the federal funds rate plus 1.00% or the 30 day LIBOR rate Adjusted Daily plus 1.00%. For the U.S. Revolver the interest rate spread for Base Rate is between 1.75% and 3.0% and for LIBOR the spread is between 2.75% and 4.0% in each case with the spread being based on the consolidated total debt to consolidated adjusted EBITDA ratio, as defined in the Credit Agreement, for the preceding twelve months. The base rate and LIBOR spread is currently 3.0% and 4.0%, respectively. Funds borrowed under the LIBOR options can be borrowed for periods of one, two, three or six months.

The $35,000 U.S. Revolver is a secured financing facility under which borrowing availability is limited to existing collateral as defined in the agreement. The maximum amount available is limited to (1) the sum of 85% of eligible receivables, (2) the lesser of 85% of eligible bill and hold receivables or $10,000, (3) the lesser of 50% of eligible inventory or $26,500, (43) the lesser of 80% of used equipment purchased for resale or rent or $2,000 reduced by (5) outstanding standby letter or credits issued by the bank. At December 31, 2015, the maximum the Company could borrow based on available collateral was capped at $32,473.

Under the Credit Agreement, the banks are also paid an annual facility fee between 0.375% and 0.50% payable in quarterly installments.

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

Term Loan

On January 9, 2015, the Company borrowed the entire $14,000 under the Term Loan, the principal amount of which will be repaid in quarterly installments of $500,000 due on January 1, April 1, July 1, and October 1 each year. For the Term Loan the interest rate spread for Base Rate is between 2.75% and 5.00% and for LIBOR the spread is between 3.75% and 6.00% in each case with the spread being based on the Consolidated North American Total Debt to Consolidated North American EBITDA ratio.  At December 31, 2015, the entire loan balance was being charged interest at the base interest rate plus a spread of 4.5%.

The Company has made prepayments against the note and has reduced the balance outstanding at December 31, 2015 to $2,200.  The payment due on January 1 has been paid in advance as such the next required payment is due on April 1, 2016

Canadian Revolver

At December 31, 2015 the Company had drawn $7,225 under the Canadian Revolver. The Company is eligible to borrow up to $12,000. The maximum amount available is limited to the sum of (1) 90% of eligible insured receivables, (2) 85% of eligible receivables plus (3) the lesser of (i) 50% of eligible inventory including work in process inventory up to CDN$3,000 and (ii) CDN $10,500.  At December 31, 2015, the maximum the Company could borrow based on available collateral was $9,415. The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets. The Company can borrow in either U.S. or Canadian dollars.  The Company can borrow in either U.S. or Canadian dollars. For the Canadian Revolver, the interest rate spread for U.S. prime based borrowing is between 1.75% and 3.00% and for Canadian prime based borrowings the interest rate spread is between 2.75% and 4.00%, in each case with the spread being based on the Consolidated North American Total Debt to Consolidated North American EBITDA, as defined in the Credit Agreement, for the preceding twelve months.  Alternately, the Company can elect to borrow Canadian funds and choose to pay interest on based on the Canadian Bankers’ Acceptance Rate plus a spread.  The loan interest rate spread for Bankers’ Acceptance Rate is between 2.75% and 4.0%.   As of December 31, 2015 the spread on the U.S. Prime based borrowing was 3.0%, Canadian Prime based borrowings was 4.0% and the Canadian’s Banker Acceptance borrowing was 4.0%.

Under the Credit Agreement, the banks are also paid 0.50% annual facility fee payable in quarterly installments.

Specialized Export Facility

The Canadian Revolving Credit facility contains an additional $3,000 Specialized Export Facility that matures on July 1, 2016. Borrowings under the Specialized Export Facility are guaranteed by the Company and Export Development Canada (“EDC”), a corporation established by an Act of Parliament of Canada. Under the Export Facility Liftking can borrow 90% of the total cost of material and labor incurred on export contracts which are subject to the EDC guarantee. The EDC guarantee, which expires on July 1, 2016, is issued under their export guarantee program and covers certain goods that are to be exported from Canada. At December 31, 2015, the maximum the Company could have borrowed based upon available collateral under the Specialized Export Facility was $3,000. Under this facility, the Company can borrow either Canadian or U.S. dollars.

Any borrowings under the facility in Canadian dollars currently bear interest of 3.2.% which is based on the Canadian prime rate (the Canadian prime was 2.7% at December 31, 2015). Any borrowings under the facility in U.S. dollars bear interest at the U.S. prime rate (prime was 3.5% at December 31, 2015). Repayment of advances made under the Export Facility are due sixty days after shipment of the goods, or five business days after the borrower receives payment in full for the goods covered by the guarantee (the “Scheduled Payment Date”) or upon the termination of the EDC guarantee.

At December 31, 2015, the Company had outstanding borrowing in connection with the Specialized Export Facility of $1,795.

Note Payables—Terex

Related to Crane and Schaeff Acquisitions

At December 31, 2015, the Company has a note payable to Terex Corporation with a remaining balance of $250. The note was issued in connection with the purchase of substantially all of the domestic assets of Crane & Machinery, Inc. (“Crane”) and Schaeff Lift Truck, Inc., (“Schaeff”). The note has an annual interest rate of 6% and is payable quarterly. Terex has been granted a lien on and a subordinated security interest in all of the assets of the Company’s Crane & Machinery Division as security against the payment of the note.

The Company has one remaining principal payments of $250 due on March 1, 2016. As long as the Company’s common stock is listed for trading on the NASDAQ or another national stock exchange, the Company may opt to the pay up to $150 of each annual principal payment in shares of the Company’s common stock having a market value of $150.

Related to ASV Acquisition

On December 19, 2014, the Company executed a note payable to Terex Corporation for $1,594. The note matures on December 19, 2016 and has an annual interest rate of 4.5%. Interest is payable semi-annually beginning on June 19, 2015. The note was issued in connection with acquisition of 51% interest in ASV from Terex Corporation. The note has an outstanding balance of $1,594 at December 31, 2015.

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

At December 31, 2015, the Inventory Note and the Equipment Note had balances of $197 and $138, respectively.

CVS Debt

CVS Short-Term Working Capital Borrowings

At December 31, 2015, CVS had established demand credit facilities with twelve Italian banks. Under the facilities, CVS can borrow up to €375 ($407) on an unsecured basis and additional amounts as advances against orders, invoices and letter of credit with a total maximum facilities (including the unsecured portion) of €18,562 ($20,156). The Company has granted guarantees in respect to available credit facilities in the amount of €588 ($638).  The maximum amount outstanding is limited to 80% of the assigned accounts receivable if there is an invoice issued or 50% if there is an order/contract issued. The banks will evaluate each request to borrow individually and determine the allowable advance percentage and interest rate. In making its determination the bank considers the customer’s credit and location of the customer.

At December 31, 2015, the banks had advanced CVS €3,629 ($3,941) at variable interest rates which currently range from 2.25% to 6.5%.

At December 31, 2015, the Company has guaranteed €429 ($466) of CVS’s outstanding debt.

Notes Payable

At December 31, 2015, CVS has a €750 ($814) note payable to a bank. The note dated March 27, 2015 had an original principal amount of €1,000 ($1,116) and an annual interest rate of EURIBOR 3 month plus 140 basis points. Under the terms of the note CVS is required to make twelve quarterly principal and interest payments beginning on June 30, 2015 through March 31, 2018. The Company does not guarantee any of the borrowing.

At December 31, 2015, CVS has a €2,363 ($2,566) note payable to a bank. The note dated March 4, 2015 had an original principal amount of €2,363 ($2,566) and an annual interest rate of 0.50% on €2,127 ($2,309) and 3.65% on the balance of €236 ($256). Under the terms of the note CVS is required to make sixteen semi-annual principal payments beginning on December 31, 2016 thru June 30, 2024. CVS is also required to make nineteen semi-annual interest payments beginning on June 30, 2015 through June 30, 2024. The Company is guaranteeing €236 ($256) of the borrowing.

At December 31, 2015, CVS has a €1.000 ($1.085) note payable to a bank. The note dated October 20, 2015 had an original principal amount of €1.000 ($1.085) and an annual interest rate of 1.850%. Under the terms of the note CVS is required to make twelve quarterly principal and interest payments beginning on January 20, 2016, through October 20, 2018. The Company does not guarantee any of the borrowing.

Acquisition note—Valla

In connection with the acquisition of Valla, the Company executed a note payable.  At December 31, 2015, the note a balance of $86 and is payable on December 31, 2016.

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

The $35,000 revolving loan facility is a secured financing facility under which borrowing availability is limited to existing collateral as defined in the agreement. The maximum amount available is limited to (1) the sum of 85% of eligible receivables, plus (2) the lesser of (i) 65% of eligible inventory valued at the lower of cost or market value or (ii) 85% of eligible inventory valued at the net orderly liquidation value, reduced by (3) (i) certain reserves determined by JPMCB, (ii) the amount of outstanding standby letters of credit issued under the JPMCB Credit Agreement and (iii) the amount of outstanding Ex-In Bank loans. The facility matures on December 19, 2019. At December 31, 2015, ASV had drawn $12,372 under the $35,000 JPMCB Credit Agreement. The JPMCB Credit Agreement bears interest at ASV’s option at JPMCB’ prime rate plus a spread or an adjusted LIBOR rate plus a spread. The interest rate spread for prime rate is between 0.50% and 1.00% and for LIBOR the spread is between 1.50% and 2.00% in each case with the spread being based on the aggregate amount of funds available for borrowing by ASV under the JPMCB Credit Agreement, as defined in the JPMCB Credit Agreement. The base rate and LIBOR spread is currently 1.0% and 2.00%, respectively. Funds borrowed under the LIBOR options can be borrowed for periods of one, two, three or six months. At December 31, 2015 the maximum ASV could borrow based on available collateral was capped at $19,669.

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

At December 31, 2015, ASV had an outstanding balance of $38,000. The Garrison Credit Agreement bears interest, at a one-month adjusted LIBOR rate plus a spread of between 9.00% and 9.50%. The spread is based on the ratio of ASV’s total debt to its EBITDA, as defined in the Garrison Credit Agreement. The LIBOR spread is currently 9.5%. The interest rate for the period ending December 31, 2014 was 10.5%.

ASV is obligated to make quarterly principal payments of $500. Any unpaid principal is due on maturity, which is December 19, 2019. Interest is payable monthly.

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

PM Group Short-Term Working Capital Borrowings

At December 31, 2015, PM Group had established demand credit and overdraft facilities with seven Italian banks and seven banks in South America. Under the facilities, PM Group can borrow up to approximately €25,501 ($27,692) for advances against invoices, and letter of credit and bank overdrafts. Interest on the Italian working capital facilities is charged at the 3-month or 6-month Euribor plus 200 basis points, while interest on overdraft facilities is charged at the 3 month Euribor plus 350 basis points. Interest on the South American facilities is charged at a flat rate of points for advances on invoices ranging from 8% - 20%.

At December 31, 2015, the Italian banks had advanced PM Group €14,670 ($15,951), at variable interest rates, which currently range from 1.87% to 1.96%. At December 31, 2015, the South American banks had advanced PM Group €156 ($170). Total short-term borrowings for PM Group were €14,846 ($16,121) at December 31, 2015.

PM Group Term Loans

At December 31, 2015, PM Group has a €13,766 ($14,948) term loan with two Italian banks, BPER and Unicredit. The term loan is split into three separate notes and is secured by PM Group’s common stock.

The first note has an outstanding principal balance of €3,901 ($4,236), is charged interest at the 6-month Euribor plus 236 basis points, effective rate of 2.41% at December 31, 2015. The note is payable in semi-annual installments beginning June 2017 and ending December 2021. The second note has an outstanding principal balance of €4,865 ($5,283), is charged interest at the 6-month Euribor plus 286 basis points, effective rate of 2.91% at December 31, 2015. The note is payable in semi-annual installments beginning June 2017 and ending December 2021. The third note has an outstanding principal balance of €5,000 ($5,429) and is non-interest bearing. The note is payable in two semi-annual installments beginning June 2016 and ending December 2017 and a final balloon payment in December 2022. Accrued deferred interest on these notes through the date of acquisition at January 15, 2015, totaled €4,857 ($5,274) and is payable in semi-annual installments beginning June 2015 and ending December 2016. At December 31, 2015, the remaining deferred interest was €1,481 ($1,608) as the original amount was reduced when the payments of the installments were made.

An adjustment in the purchase accounting to value the non-interest bearing debt at its fair market value was made. At January 15, 2015 it was determined that the fair value of the debt was €1,460 or $1,585 less than the book value. This reduction is not reflected in the above descriptions of PM debt. This discount is being amortized over the life of the debt and being charged to interest expense. As of December 31, 2015 the remaining balance was €1,062 or $1,153 and is an offset to the debt shown above.

PM Group is subject to certain financial covenants as defined by the debt restructuring agreement with BPER and Unicredit including maintaining (1) Net debt to EBITDA, (2) Net Debt to equity, and (3) EBITDA to net financial charges ratios. The covenants are measured on a semi-annual basis.

At December 31, 2015 PM Group has unsecured borrowings with five Italian banks totaling €13,404 ($14,555). Interest on the unsecured notes is charged at the 3-month Euribor plus 250 basis points, effective rate of 2.46% at December 31, 2015. Principal payments are due on a semi-annual basis beginning June 2019 and ending December 2021. Accrued interest on these borrowings through the date of acquisition at January 15, 2015, totaled €358 ($389) and is payable in semi-annual installments beginning June 2019 and ending December 2019.

Autogru PM RO, a subsidiary of PM Group, fully repaid the former note payable and entered into two new note payables in October 2015 totaling €947 ($1,028). The first note is payable in 60 monthly principal installments of €8 ($9), plus interest at the 1-month Euribor plus 300 basis points, effective rate of 3.00% at December 31, 2015, maturing October 2020. At December 31, 2015, the outstanding principal balance of the note was €490 ($532). The second new note is payable in one instalment in October 2016 is charged interest at the 1-month Euribor plus 250 basis points, effective rate of 2.50% at December 31, 2015. At December 31, 2015, the outstanding principal balance of the note was €440 ($478).

PM has interest rates swaps with a fair market value at December 31, 2015 of €1,084 or $1,177 which has been included in notes payable.

Schedule of Debt Maturities

Scheduled annual maturities of the principal portion of debt outstanding at December 31, 2015 in the next five years and the remaining maturity in aggregate are summarized below. Amounts shown include the debt described above in this footnote and the convertible notes disclosed in Note 13—Convertible Notes at their face amount of $22,500.

	North American except ASV	ASV	Italy	Total
2016	$5,475	$1,500	$25,143	$32,118
2017	700	2,000	3,671	6,371
2018	33,726	2,000	5,758	41,484
2019	—	44,872	6,039	50,911
2020	6,737	—	5,737	12,474
Thereafter	15,738	—	11,272	27,010
	62,376	50,372	57,620	170,368
Interest rate swaps				1,177
Debt discount related to non-interest bearing debt				(1,154)
Debt discounts related to convertible notes				(1,377)
Total	$62,376	$50,372	$57,620	$169,014

Note 12. Leases

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

The lease has been classified as a capital lease. At December 31, 2015, the outstanding capital lease obligation is $5,399.

Winona facility

The Company had a five year lease which expired on July 10, 2014 that provides for monthly lease payments of $25 for its Winona, Minnesota facility. The Company has an option to purchase the facility for $500 by giving notice to the landlord of its intent to purchase the Facility. The Landlord must receive such notice at least three months prior to end of the Lease term. The Company gave the Landlord the required notice of its election to purchase the facility. The Company and the Landlord are currently in the process of finalizing the purchase contract. The purchase of the facility is expected to be completed during 2016. At December 31, 2015, the Company has outstanding capital lease obligation of $500, the amount of the purchase option.

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

The following is a summary of inventory held for sale which was financed under equipment capital lease agreements:

	Amount Borrowed	Repayment Period	Amount of Monthly Payment	Balance As of December 31, 2015
New equipment	$1,166	60	$22	$752
Used equipment	1,754	36	25	126
Total	$2,920		$47	$878

The Company has two additional capital leases. As of December 31, 2015, the capitalized lease obligation in aggregate related to the three leases was $56.

Future Minimum Lease Payments are:

Years	Operating Leases	Capital Leases
2016	$2,024	$1,708
2017	1,440	1,025
2018	1,439	1,025
2019	683	910
2020	683	911
Subsequent	322	7,085
Total Minimum Lease Payments	$6,591	12,664
Less: imputed interest		(5,810)
Present value of minimum lease payment		$6,854
Less: current portion		(1,004)
Long-term capital lease obligations		$5,850

Capital Item—as of or for the year ended December 31, 2015	Cost	Accumulated Depreciation	Depreciation Expense	Interest Expense
Building—Georgetown, TX	$4,844	$127	$158	$468
Land & Building—Winona, MN	1,700	367	56	—
Other Capitalized leases	2,240	87	19	71
Totals	$8,784	$581	$233	$539

Capital Item—as of or for the year ended December 31, 2014	Cost	Accumulated Depreciation	Depreciation Expense	Interest Expense
Building—Georgetown, TX	$4,913	$3,529	$35	$307
Land & Building—Winona, MN	1,700	311	57	13
Other Capitalized leases	197	67	28	4
Totals	$6,810	$3,907	$120	$324

Sales and Leaseback—In accordance with ASC 840-40 Sales- Leaseback Transaction, at December 31, 2015 and 2014, the Company has deferred gain of $1,288 and $1,268, respectively, related to the sale and leaseback of Georgetown operating facilities and certain equipment. The deferred gain is being amortized over the life of the leases which reduces depreciation expense $80 annually through April 2028 and will also increase revenue by $60 for the next five years.

Operating leases

The Company leases its Woodbridge, Ontario facility under an operating lease. Monthly payments under the lease are $30. The lease expires on November 29, 2019. The Company has an option to renew the lease for an additional five years at a rent which is mutually agreed. In the event that the parties cannot agree the lease has an arbitration provision. Total rent expense related to this lease was $368, $431 and $489 for the year ended December 31, 2015, 2014 and 2013, respectively.

The Company leases its 40,000 sq. ft. Bridgeview facility from an entity controlled by Mr. David Langevin, the Company’s Chairman and CEO. Pursuant to the terms of the lease, the Company makes monthly lease payments of $22. The Company is also responsible for all the associated operations expenses, including insurance, property taxes, and repairs. The lease will expire on June 30, 2020 and has a provision for six one year extension periods. The lease contains a rental escalation clause under which annual rent is increased during the initial lease term by the lesser of the increase in the Consumer Price Increase or 2.0%. Rent for any extension period shall, however, be the then-market rate for similar industrial buildings within the market area.

The Company has the option to purchase the building by giving the landlord written notice at any time prior to the date that is 180 days prior to the expiration of the lease or any extension period. The landlord can require the Company to purchase the building if a change of Control Event, as defined in the lease, occurs by giving written notice to the Company at any time prior to the date that is 180 days prior to the expiration of the lease or any extension period. The purchase price, regardless whether the purchase is initiated by the Company or the landlord, will be the Fair Market Value as of the closing date of said sale. Rent expense for the current and former Bridgeview facility was $256, $256 and $251 for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company leases its 103,000 sq. ft. facility in Cadeo, Italy from Fratelli Ferrari Realty. The lease which was executed on June 30, 2011 is for six years and provides annual rent of €360 ($392) payable in monthly installments. The Company has an option to renew the lease for an additional six years at a rent which is mutually agreed.

The Company leases its 11,000 ft. facility in Cadeo Via Emila, Italy from Fratelli Ferrari Realty. The lease which was executed on September 1st, 2012 is for six years and provides annual rent of €54 ($59) payable in monthly installments. The Company has an option to renew the lease for an additional six years at a rent which is mutually agreed.

The Company leases its Knox, Indiana facility under two operating leases. The leases which expire on August 19, 2020, currently provides for monthly rent of $11 and $3, respectively. The leases contain a rental escalation clause under which annual rent is increased during the lease term by the lesser of the increase in the Consumer Price Increase or 2.0%. The Company is also responsible for all the associated operations expenses, including insurance, property taxes, and repairs. The Company has an option to extend the leases for an additional five year period. The Company has the right to purchase the facility at a negotiated price any time during the lease period. If the parties are unable to agree on purchase price, the purchase price under the terms of the lease will be the average of two appraisals of the premises performed by independent third-party appraisers, one selected by the landlord and one selected by the Company. Total rent expense related to the leases was $163, $181 and $73 (from date of acquisition on August 19, 2013 through December 31, 2013) for the year ended December 31, 2015, 2014 and 2013, respectively.

The Company leases its Fort Wayne, Indiana facility under an operating lease. The lease which expires on February 12, 2018, currently provides for monthly rent of $23.  The monthly rent increases to $25 on March 12, 2017.  The Company has an option to extend the lease for two three year periods.  The monthly rent remains at $25 until March 12, 2019 at which time a rental escalation clause becomes effective.  The escalation clause provides for a rent increase for the next year and each of the next three years if the Company elects to exercise its second lease extension.  The annual rent increase is the lesser of the increase in the Consumer Price Increase or 2.0%. The Company is also responsible for all the associated operations expenses, including insurance, property taxes, and repairs. The Company also has right of first refusal to purchase the facility.

The Company’s Crane and Machinery Division leases a number of boom trucks under an operating lease.  The lease is a five year lease and expires on December 29, 2020. The lease provides for a monthly rental payment of $42.  The Company entered into the lease to provide financing for equipment that was manufactured by our Manitex subsidiary and will be in Crane and Machinery’s rental fleet.  The profit on the sale of boom trucks to the lessor was deferred and is being amortized over 60 months and will reduce monthly rent expense.  Crane & Machinery has the option to purchase the boom trucks at the end of the lease for the higher $719 or then fair market value of the boom trucks.

At December 31, 2015, PM leases forklifts under three operating leases.  Two of the leases which expire on February 28, 2023 provide for monthly rental payments of $2 and $3 respectively.  Another lease which expires on April 30, 2020, provides for monthly rental payments of $8.

Additionally, PM leases automobiles for a number of its employees.  The leases expire at various times between February 2, 2016 and October 5, 2019.  Currently, the aggregate monthly rent is approximately $22.  Future monthly rents will change as leases expire and new leases are executed.

The Company has various operating equipment leases with monthly payments ranging from less than $1 to $4 with various expiration dates through 2019.  Additionally, there is on operating lease for $1 that does not expire until 2034. Total rent expense under these additional leases was $125, $125 and $138 for the years ended December 31, 2015, 2014 and 2013.  Finally, PM rents certain equipment under a number of operating leases.  The leases future rental payments total $63. Rent expense in 2015 for these PM leases was $29.

Note 13. Convertible Notes

Related Party

On December 19, 2014, the Company issued a subordinated convertible debenture with a $7,500 face amount payable to Terex, a related party. The convertible debenture is subordinated, carries a 5% per annum coupon, and is convertible into Company common stock at a conversion price of $13.65 per share or a total of 549,451 shares, subject to customary adjustment provisions. The debenture has a December 19, 2020 maturity date.

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

As of December 31, 2015, the note had remaining principal balance of $6,737 and an unamortized discount of $763. The difference between this amount and the amount initially recorded represents $130 of discount amortization.

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

As of December 31, 2015, the note had remaining principal balance of $14,386 and an unamortized discount of $614. The difference between this amount and the amount initially recorded represents $100 of discount amortization.

Note 14. Income Taxes

Information pertaining to the Company’s income before income taxes is as follows:

	Years ended December 31,
	2015	2014	2013
Income before income taxes:
Domestic	$(6,976)	$10,782	$16,596
Foreign	2,267	1,772	(212)
Total net income before income taxes	$(4,709)	$12,554	$16,384

Information pertaining to the Company’s provision (benefit) for income taxes is as follows:

	Years ended December 31,
	2015	2014	2013
Provision (benefit) for income taxes:
Current:
Federal	$(1,777)	$3,730	$4,982
State and local	103	172	64
Foreign	1,892	691	132
	218	4,593	5,178
Deferred:
Federal	(240)	(327)	(33)
State and local	(96)	44	66
Foreign	(607)	142	(129)
	(943)	(141)	(96)
Total provision for income taxes	$(725)	$4,452	$5,082

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2015	2014
Deferred tax assets:
Accrued expenses	$675	$581
Inventory	2,075	744
Other liabilities	616	433
Deferred gain	469	458
Net operating loss carryforwards	480	3
Tax credit carryforwards	1,255	824
Unrealized foreign currency loss	348	219
Investment in Partnerships	16	144
Interest expense	3,171	—
Restructuring cost	1,003	—
Property, plant and equipment	733	—
Total deferred tax asset	10,841	3,406
Deferred tax liabilities:
Property, plant and equipment	—	552
Intangibles	11,264	3,290
Discount on convertible notes	499	321
Deferred State Income Tax	441	—
Deferred financing fees	211	—
Total deferred tax liability	12,415	4,163
Net deferred tax liability	$(1,574)	$(757)

The Company has not provided for the United States income or the foreign withholding taxes on the $5.4 million of undistributed earnings of its subsidiaries operating outside of the United States. It is the Company’s intention to reinvest those earnings permanently. Generally, such amounts become subject to United States taxation upon remittance of dividends and under certain other circumstances. Determination of the amount of any unrecognized deferred tax liability related to investments in these foreign subsidiaries is not practicable.

The effective tax rate before income taxes varies from the current U.S. federal statutory income tax rate as follows:

	Years ended December 31,
	2015	2014
Statutory rate	35.00%	35.00%
State and local taxes	-0.80%	1.27%
Permanent differences	-0.71%	-2.20%
Tax credits	1.50%	-1.25%
Foreign operations	-13.15%	1.69%
Uncertain tax positions	-1.04%	-0.18%
Other	-5.41%	1.13%
	15.39%	35.46%

As of December 31, 2015, the Company has approximately $1,234 of Texas Temporary Margin Tax Credit that may be utilized through 2026. The Company has reflected a deferred tax asset in the table above.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, is as follows:

	2015	2014
Balance at January 1,	$215	$250
Increases in tax positions for prior years	40	80
Decreases in tax positions for prior years	(18)	(115)
Settlements	698	—
Balance at December 31,	$935	$215

Of the amounts reflected in the above table at December 31, 2015, the entire amount would reduce the Company’s annual effective tax rate if recognized. The Company accrued interest of $20 during 2015 and in total, as of December 31, 2015, recognized a liability for interest of $37. The Company records accrued interest related to income tax matters in the provision for income taxes in the accompanying consolidated statement of income. Included in the unrecognized tax benefits is a liability for the PM Group’s potential IRES and IRAP (Italian Income Taxes) audit adjustments for the tax years 2009 – 2013.  Depending upon the final resolution of the PM Group’s audit, the liability could be higher or lower than the amount recorded at December 31, 2015. As of December 31, 2015, we don’t anticipate a significant change in unrecognized tax benefits within 12 months of the reporting date.

The Company files income tax returns in the United States, Canada and Italy as well as various state and local tax jurisdictions with varying statutes of limitations. With few exceptions, as of December 31, 2015, we are no longer subject to U.S. federal, state or foreign examinations by tax authorities for years before 2012.

In connection with the acquisition, the Board of Directors of ASV, Inc. agreed a Plan of Conversion to convert ASV, Inc., a corporation into a Minnesota limited liability company. Under the plan, all of the issued and outstanding shares of ASV, Inc. were cancelled and an equal number of limited liability company membership interests were issued to the members of ASV LLC, on a one-for-one basis

In connection with the conversion, ASV, Inc. had a taxable liability of $16.2 million.  This tax liability was recorded on the opening balance sheet of ASV and paid during 2015.

Since its conversion to an LLC, ASV has been treated as a partnership for tax purposes. The Company received basis in the limited liability company equal to the fair market value basis in its share of the ASV assets. As such, the Company did not record deferred taxes in connection with the business combination and the financial reporting and tax basis in ASV were the same.

Note 15. Supplemental Cash Flow Disclosures

Interest received and paid, income taxes paid and non-cash transactions incurred during the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Non-Cash Transactions:
Investment in Lift Ventures (see Note 19)	$—	$5,951	$—
Note to Terex related to ASV	—	1,594	—
Capital leases	3,607	—	813
Issuance of stock in connection with PM acquisition (see Note 19)	10,124	—	—
Issuance of stock in connection with Sabre acquisition	—	—	1,000
Valla working capital	—	—	2,173
Acquisition note	—	—	228
Contingent consideration	—	—	250

Note 16. Employee Benefits

The Company’s sponsors a 401(k) plan. The plan is intended to cover all non-union United States based employees. The plan is open to employees 21 years of age and older. There is no minimum employment duration required before eligibility. The plan allows for monthly enrollment and contribution changes.

The Company suspended its discretionary matching contribution on February 15, 2009. On January 1, 2012, the Company again began to match participants’ contributions. The Company currently matches dollar for dollar participants’ contributions up to 3% of the participant’s income. There is no dollar limit regarding matched funds and the plan also calls for immediate vesting of the employer contribution component. The employer match is paid when payroll is processed.

The amount paid in matching contributions by the company for 2015, 2014 and 2013 were $464, $346 and $271, respectively.

The Company also sponsors a nonqualified Supplemental Executive Retirement Plan (“SERP”) for a former senior executive. The SERP is unfunded. The Company accounts for this plan pursuant to Accounting Standards Codification (“ASC”) 710, “Compensation – General.” This guidance requires balance sheet recognition of the overfunded or underfunded status of the defined benefit plan. Actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting guidance must be recognized in the Statement of Income. The defined benefit obligation for this plan as of December 31, 2015 is $871, of which, $64 and $807 is reflected in “Accrued Other” and “Other Long-Term Liabilities”, respectively, on the balance sheet. The balance at December 31, 2014 was $994, of which, $64 and $840 was reflected in “Accrued Other” and “Other Long-Term Liabilities”, respectively.  The Company expects to make annual benefit payments of $65 per year over the next five years.

Movements on the PM Group’s employee severance indemnity / TFR provision during the period, including the effects of the actuarial valuation of the TFR, were as follows:

	Balance As of January 15, 2015	Increases	Decreases	Balance As of December 31, 2015
Employee severance indemnity/TFR	$1,552	$698	$763	$1,487

The estimates, demographic and economic/financial assumptions made, with the support of an independent actuary, for the actuarial calculation used to determine the defined benefit plans in relation to postemployment benefits (Employee severance indemnity provision) can be detailed as follows:

Annual Discount Rate	Annual Rate of Inflation	Annual Increase Rate	Probability of Employee Leaving Group	Probability of Advance Payment of TFR
1.39%	1.75%	2.81%	10.00%	3.00%

The amount allocated to the Employee severance indemnity provision in 2015 was $698.

A reconciliation of the defined benefit obligation is set out below:

December 31,
2015
Past Service Liability at beginning of the period	$1,552
Interest cost	13
Actuarial (Gain)/Loss	(37)
Payments	(41)
Past Service Liability at end of the period	$1,487

December 31,
2015
Actuarial gains and losses arising from changes in financial assumptions	$(44)
Actuarial gains and losses arising from experience assumptions	7
Actuarial (Gain)/Loss	$(37)

Employees in Italy are entitled to Trattamento di Fine Rapporto (“TFR”) commonly referred to as an employee leaving indemnity), which represents deferred compensation for employees in the private sector. Under Italian law, an entity is obligated to accrue for TFR on an individual employee basis payable to each individual upon termination of employment (including both voluntary and involuntary dismissal). The annual accrual is approximately 7% of total pay, with no ceiling, and is revalued each year by applying a pre-established rate of return of 1.50%, plus 75% of the Consumer Price Index, and is recorded by a book reserve. TFR is a plan unfunded.

In October 2006, the Italian Government passed a law, effective January 1, 2007, which reformed the current TFR system, in which employees are given the ability to make choices as to the destination of the investment of the TFR compensation. In particular, the new change allowed the employee to direct the TFR funds to a chosen pension fund, such as an industry fund, an existing company pension plan, open funds, and individual insurance policies, subject to Company agreement. If no choice was made, the TFR allocations were made automatically to the default pension fund, which may be the industry wide fund, a specific employer-sponsored plan, or, absent of these alternatives, the employee’s contributions were invested into a “residual” pension fund managed by the National Social Insurance Institute (INPS). Each Employee had until June 30, 2007 to make a decision as to the destination of his TFR allocation.

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

The following table summarizes the changes in product warranty liability:

	2015	2014
Balance January 1,	$3,198	$967
Business Acquired	843	2,206
Accrual for warranties issued during the year	4,021	392
Warranty services provided	(4,578)	(325)
Changes in estimates	87	(27)
Foreign currency translation	(7)	(15)
Balance December 31,	$3,564	$3,198

Note 18. Segment Information

The Company is a leading provider of engineered specialty lifting and loading products. The Company operates in three business segments: the Lifting Equipment segment, the ASV segment and the Equipment Distribution segment.

ASV Segment

A.S.V., LLC (“ASV”) manufactures a line of high quality compact rubber tracked and skid steer loaders. The ASV products are distributed through Terex Corporation (“Terex”) distribution channels as well as through the Company and other independent dealers. This independent dealer network now has over 100 locations.  The products are used in the site clearing, general construction, forestry, golf course maintenance and landscaping industries, with general construction being the largest market.

The Company operates in three business segments: Lifting Equipment, ASV and Equipment Distribution.

Lifting Equipment Segment

The Lifting Equipment segment is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes, predominately through a network of dealers, a diverse group of products that serve different functions and are used in a variety of industries. The Company markets a comprehensive line of boom trucks, a truck crane and sign cranes, a complete line of rough terrain forklifts, including both the Liftking and Noble product lines, as well as special mission oriented vehicles, and other specialized carriers, heavy material handling transporters and steel mill equipment. The Company also manufacturers a number of specialized rough terrain cranes and material handling products, including 15 and 30-ton cab down rough terrain cranes. Company lifting products are used in industrial applications, energy exploration and infrastructure development in the commercial sector and for military applications. The company’s specialized rough terrain cranes primarily serve the needs of the construction, municipality, and railroad industries. Through one of its Italian subsidiary, the Company manufactures and distributes reach stackers and associated lifting equipment for the global container handling markets. On November 30, 2013, the Company acquired the assets of Valla SpA (“Valla”) located in Piacenza, Italy. Valla offers a full range of pick and carry cranes from 2 to 90 tons, using electric, diesel, and hybrid power options. Its cranes offer wheeled or tracked, fixed or swing boom configurations, with dozens of special applications designed specifically to meet the needs of its customers. Beginning in August 2013, the Company began to manufacture and market a comprehensive line of specialized trailer tanks for liquid and solid storage and containment. The tank trailers are used in a variety of end markets such as petrochemical, waste management and oil and gas drilling. As of January 15, 2015, the Company acquired the PM Group.  PM Group S.p.A. (“PM”) is a leading Italian manufacturer of truck mounted hydraulic knuckle boom cranes with a 50-year history of technology and innovation, and a product range spanning more than 50 models. Its largest subsidiary, Oil & Steel (“O&S”), is a manufacturer of truck-mounted aerial platforms with a diverse product line and an international client base.

ASV Segment

ASV which was acquired on December 19, 2014, is shown as a separate segment. A.S.V manufactures a line of high quality compact rubber tracked and skid steer loaders. The ASV products are distributed through Terex Corporation (“Terex”) distribution channels as well as through the Company and other independent dealers. This independent dealer network now has over 100 locations.  The products are used in the site clearing, general construction, forestry, golf course maintenance and landscaping industries, with general construction being the largest market.

Equipment Distribution Segment

The Equipment Distribution segment located in Bridgeview, Illinois, comprises the operations of Crane & Machinery (“C&M”), a division of Manitex International, North American Equipment, Inc. (“NAE”) and North American Distribution, Inc. (“NAD”).  The segment markets products used primarily for infrastructure development and commercial construction applications that include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance. C&M is a distributor of Terex rough terrain and truck cranes products and supplies repair parts for a wide variety of medium to heavy duty construction equipment and sells domestically and internationally, predominately to end users, including the rental market. It also provides crane equipment repair services in the Chicago area. The segment markets previously-owned construction and heavy equipment and trailers both domestically and internationally through NAE.  NAE purchase previously owned equipment of various ages and conditions and often refurbishes the equipment before resale.  The Segment also sells Valla products through NAD.

Sabre, Valla, ASV and PM Group results are included in the Company’s results from their respective effective dates of acquisition on August 19, 2013, November 30, 2013, December 20, 2014 and January 15, 2015.

The following is financial information for our three operating segments, i.e., Lifting Equipment, Equipment Distribution and ASV. The below financial information includes results for each of the above acquisitions from the respective date of acquisition:

	Years ended December 31,
	2015	2014	2013
Revenues from continuing operations:
Lifting Equipment	$261,232	$228,518	$213,520
ASV	116,935	2,264	—
Equipment Distribution	13,216	21,104	16,951
Inter-segment Eliminations	(4,646)	(4,722)	(651)
Total	$386,737	$247,164	$229,820
Operating income from continuing operations:
Lifting Equipment	$11,770	$23,178	$24,803
ASV	5,496	(121)	—
Equipment Distribution	(136)	374	628
Corporate expense	(8,522)	(7,968)	(6,391)
Elimination of inter-segment profit in inventory	(187)	11	(10)
Total	$8,421	$15,474	$19,030
Total assets:
Lifting Equipment	$267,226	$158,564	$154,914
ASV	122,672	129,661	—
Equipment Distribution	14,585	15,612	10,671
Corporate	2,175	1,636	1,075
Assets of discontinued operations	—	11,683	13,837
Total	$406,658	$317,156	$180,497

Total foreign source net revenue was approximately $177,745, $96,445 and $94,381 for the years ended December 31, 2015, 2014 and 2013, respectively. Total long-lived assets related to the Company’s foreign operations were approximately $83,515 and $8,616 for the years ended December 31, 2015 and 2014, respectively. Information of external net revenues and long lived asset information by country is shown on the below tables:

The following is a summary of goodwill by segment:

	2015	2014
Goodwill—Lifting Equipment Segment
Balance January 1	$21,812	$22,214
Goodwill related to PM acquisition	30,173	—
Foreign currency translation	(2,750)	(402)
Balance December 31,	49,235	21,812
Goodwill—ASV Segment
Balance January 1	30,579	—
Goodwill related to ASV acquisition	—	30,579
Balance December 31,	30,579	30,579
Goodwill—Equipment Distribution Segment
Balance January 1 and December 31,	275	275
Total goodwill at December 31,	$80,089	$52,666

Net Revenues

	2015	2014	2013
United States	$208,992	$150,719	$135,439
Italy	29,721	18,260	8,222
Canada	28,525	34,647	44,108
Australia	15,408	—	4
Argentina	9,617	—	—
United Kingdom	8,590	2,345	315
Germany	5,766	3,459	3,246
Iraq	5,302	—	—
Chile	5,323	592	387
Turkey	5,023	969	5,280
Peru	4,783	1,840	3,849
France	4,590	2,487	—
Saudi Arabia	3,546	815	34
Spain	3,291	1	535
Hong Kong	2,532	—	—
Israel	2,333	527	85
United Arab Emirates	2,318	4,161	1,232
Romania	2,209	—	—
Algeria	2,114	—	—
Qatar	1,944	—	—
Kenya	1,903	—	—
Czech Republic	1,875	3,426	1,804
Mexico	1,858	4,050	5,096
Finland	1,802	—	—
Russia	1,759	710	1,623
Singapore	1,130	—	441
Norway	1,112	—	—
South Africa	800	516	3,651
Morocco	740	—	—
Korea	717	934	—
Malaysia	688	—	—
New Zealand	687	—	—
Lebanon	682	—	—
Netherlands	570	—	—
Switzerland	458	2,697	—
Ireland	418	—	—
Poland	347	—	—
Egypt	212	129	3,285
Venezuela	128	—	407
Slovakia	93	1,369	—
Brazil	77	3	—
Japan	6	1,620	—
Other	16,748	10,888	10,777
	$386,737	$247,164	$229,820

Company attributes revenue to different geographic areas based on where items are shipped or services are performed.

Long Lived Assets

	2015	2014
United States	$131,902	$133,287
Canada	371	789
Italy	83,144	7,827
Long-term assets of discontinued operations	—	3,477
Total Long-Lived Assets	$215,417	$145,380

Long-Lived Assets are based on where the operating unit is domiciled.

Note 19. Acquisition and Investment

PM Group

On July 21, 2014 Manitex International, Inc. (the “Company”) entered into a series of agreements to acquire PM S.p.A, (“PM Group”), a manufacturer of truck mounted cranes based in San Cesario sul Panaro, Modena, Italy. On January 15, 2015, the Company’s acquisition of PM closed.

The fair value of the purchase consideration is shown below:

	Fair Value Euros	Fair Value U.S. Dollars
Cash	€17,142	$20,312
994,483 shares of common stock of Manitex International, Inc.	8,710	10,124
Total purchase consideration	€25,852	$30,436

Under the acquisition method of accounting, in accordance ASC 805, Business Combinations, the assets acquired and liabilities assumed are valued based on their estimated fair values as of the date of the acquisition. The excess of the purchase price over the aggregate estimated fair value of net assets acquired was allocated to goodwill. During the year ended December 31, 2015, it was stated that the purchase price allocation was preliminary and was subject to final review of certain items including inventory, accrual and receivable balances. During the year ended December 31, 2015, the purchase price allocation was adjusted.  Adjustments for the following reasons to the previously reported provisional assets or liabilities were made.   The adjustment had the following impact on goodwill:

Adjustment to reduce the value of certain accounts receivables based on obtaining additional information	$260
Eliminate value assigned to fixed assets determined not to exist at date of acquisition	392
Adjustments to deferred tax assets to reflect corrected value	(1,187)
Adjustment to assumed non-recourse debt to reflect	(344)
Net impact on goodwill	$(879)

The balance sheet at January 15, 2015 was restated to reflect the above changes to PM Group purchase price allocations as follows:

Account	Provisional amounts recorded as of January 15, 2015	Adjustment to purchase price allocation	Revised amount recorded as of January 15, 2015
Goodwill	$31,052	$(879)	$30,173
Accounts receivable	22,475	(260)	22,215
Fixed assets	17,344	(392)	16,952
Deferred tax asset	9,680	1,187	10,867
Assumed non-recourse debt	(62,197)	344	(61,853)

The above adjustments are non-cash items and, therefore, do not have an impact on the Statement of Cash Flows for the period ended December 31, 2015.

The following table summarizes the revised allocation of the PM Group acquisition consideration to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Purchase price allocation:

Cash invested in PM	€5,994	$6,965
Trade receivables	18,795	22,215
Inventory	20,088	23,743
Other receivables and prepaid expenses	3,746	4,428
Total fixed assets	14,342	16,952
Customer relationships	10,841	12,813
Trade name and trademarks	5,850	6,914
Patented & Unpatented Technology	7,657	9,050
Goodwill	25,528	30,173
Deferred net tax assets	9,195	10,867
Other long term assets	1,267	1,497
Accounts payable	(22,020)	(26,026)
Accrued expenses	(7,343)	(8,679)
Other current liabilities	(1,188)	(1,404)
Deferred tax liability	(11,595)	(13,705)
Other long term liabilities	(2,973)	(3,514)
Assumed non-recourse debt	(52,332)	(61,853)
Net assets acquired	€25,852	$30,436

Contingent Liability: In accordance with ASC 805, the acquirer is to recognize the acquisition date fair value of contingent liability. The Company entered into an Option Agreement with one of the PM Group senior banks under which the bank will sell to the Company PM debt with a face value of €5,000. Under the Option Agreement, the bank shall receive €2,500 if PM has 2017 EBITDA, as defined in the agreement, of between €14,500 and €16,500, and €5,000 if 2017 EBITDA exceeds €16,500. If 2017 EBITDA, as defined in the agreement, is less than €14,500, the bank is to sell the debt to the Company for €0.001. Given the disparity between the EBITDA threshold and the Company’s projected financial results, it was determined that a Monte Carlo simulation analysis was appropriate to determine the fair value of contingent consideration. It was determined that the probability weighted average payment is €1,093 or $1,270. Based thereon, we determined the fair value of the contingent liability to be €1,093 or $1,270. This amount is included in other long-term liabilities in the above table.

Non-recourse PM debt: Under the transaction, PM remains obligated for the following debt:

Term debt—interest bearing	€22,956	$27,133
Term debt—non-interest bearing	10,289	12,161
Fair market adjustment for non-interest bearing debt	(1,460)	(1,726)
Working capital borrowings	18,827	22,252
Interest rate swap derivative contract	1,720	2,033
Total assumed non-recourse debt	€52,332	$61,853

Non-interest bearing debt: In connection with the acquisition, the Company assumed non-interest bearing debt of €10,289. The fair value of the non-interest bearing debt was determined to be €8,829 or $10,435. The fair value of the non-interest bearing debt was calculated to equal the present value of future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of 5.24% was determined to be the appropriate rate following an assessment of the risk inherent in the debt issued and the market rate for debt of this nature using corporate credit ratings.

The interest rate swap derivative was valued at its fair value, which is based on quotes from a financial institution.

Tangible assets and liabilities: The tangible assets and liabilities were valued at their respective carrying values by PM, except for certain adjustments necessary to state such amounts at their estimated fair values at the acquisition date. Significant fair market adjustments were made to decrease accounts receivable by $260, increase inventory by $911, decrease fixed assets by $4,699 and to decrease liabilities by $345.

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

Goodwill: Goodwill represents the excess of total consideration paid and the fair value of net assets acquired. The recognition of goodwill of $30,173 reflects the inherent value in the PM reputation, which has been built since being founded in 1959 and the prospects for significant future earnings.

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

The following unaudited pro forma information assumes the acquisition of PM occurred on January 1, 2014. The unaudited pro forma results have been prepared for informational purposes only and do not purport to represent the results of operations that would have been had the acquisition occurred as of the date indicated, nor of future results of operations. The unaudited pro forma results for the year ended December 31, 2015 and 2014 are as follows (in thousands, except per share data):

	Year Ended December 31, 2015	Year Ended December 31, 2014
Net revenues	$389,036	$346,159
(Loss) earnings from continuing operations attributable to shareholders of Manitex International, Inc.	$(3,654)	$414

(Loss) earnings per share from continuing operations attributable to shareholders of Manitex International, Inc.:
Basic	$(0.23)	$0.03
Diluted	$(0.23)	$0.03
Weighted average common shares outstanding:
Basic	16,011,511	14,852,672
Diluted	16,011,511	14,898,772

Pro Forma Adjustment Note

The following table summarizes the pro forma adjustments that modify historical results:

	For the Year Ended December 31,
	2015	2014
Record interest expense on Manitex debt issued in connection with the acquisition	$33	$1,814
Transfer acquisition costs between periods	(1,148)	1,148
Eliminate impact of capitalizing research and development by PM	(45)	142
Adjust depreciation to reflect fair values and current lives	(11)	(395)
Adjust amortization to reflect fair value of intangibles and current lives	90	1,680
Eliminate historic interest expense on debt forgiven or converted to non-interest debt	(14)	(1,403)
Record amortization of debt discount on non-interest bearing debt	27	549
Transfer amortization of inventory step up between periods	(912)	1,030
Eliminate profit on debt restructuring (this was not a taxable event)	6,298	—
Record income tax impact on the above pro forma adjustments	662	(1,562)

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

This investment had a carrying value of $5,752 and $5,951 at December 31, 2015 and 2014, respectively. In the future, we will review this non-marketable equity investment periodically for impairment. No impairments were recognized for the year ended December 31, 2015 and 2014.

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

Under the acquisition method of accounting, in accordance ASC 805, Business Combinations, the assets acquired and liabilities assumed are valued based on their estimated fair values as of the date of the acquisition. The excess of the purchase price over the aggregate estimated fair value of net assets acquired was allocated to goodwill. At December 31, 2014, it was stated that the purchase price allocation was preliminary and was subject to final review of certain items including inventory, accrual and receivable balances. During the year ended December 31, 2015, the purchase price allocation was adjusted. Adjustments for the following reasons to the previously reported provisional assets or liabilities were made.   The adjustments had the following impact on goodwill:

Record liabilities that existed at acquisition date that had not been recorded	$115
Adjustment to reduce the value of certain inventory based on obtaining additional information	460
Eliminate value assigned to fixed assets determined not to exist at date of acquisition	262
Increase reserves for product liability suits based on additional information	3,199
Adjustment to reserves for worker compensation claims based on additional information	68
Adjustment to income tax payable to record tax liability based on additional information	(269)
Net impact on goodwill	$3,835

The balance sheet at December 31, 2014 was restated to reflect the above changes to ASV purchase price allocations as follows:

Account	Provisional amounts recorded as of December 31, 2014	Adjustment to purchase price allocation	Revised amount recorded as of December 31, 2014
Goodwill	$26,744	$3,835	$30,579
Inventory	27,217	(460)	26,757
Fixed assets	19,177	(262)	18,915
Accrued expenses	(3,975)	(3,382)	(7,357)
Income tax payable on conversion of ASV	(16,500)	269	(16,231)

The above adjustments are non-cash items and, therefore, do not have an impact on the Statement of Cash Flows for the period ended December 31, 2014.

The following table summarizes the preliminary allocation of the ASV acquisition consideration to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Purchase price allocation:

Cash	$2
Accounts receivable	18,232
Prepaid Expenses	71
Inventory	26,757
Total fixed assets	18,915
Customer relationships	16,000
Trade name and trademarks	7,000
Patented & Unpatented Technology	8,000
Goodwill	30,579
Capitalized Debt Issuance Costs	2,767
Accounts payable	(9,459)
Accrued expenses	(7,357)
Accrued conversion tax	(16,231)
Accrued pension liability	(839)
Assumption of non-recourse ASV debt	(44,650)
Net assets acquired	$49,787

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

Tangible assets and liabilities: The tangible assets and liabilities were valued at their respective carrying values by ASV, except for certain adjustments necessary to state such amounts at their estimated fair values at acquisition date. Fair market adjustments to fixed assets and inventory of $3,668 were recorded.

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

Goodwill: Goodwill represents the excess of total consideration paid and the fair value of net assets acquired. The recognition of goodwill of $30,579 reflects the inherent value in the ASV reputation, which has been built since being founded in 1983 and the prospects for significant future earnings.

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

Note 20. Equity

Issuance of Common Stock

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

Stock issued to employees and Directors

The Company issued shares of common stock to employees and Directors at various times in 2015, 2014 and 2013 as restricted stock units issued under the Company’s 2004 Incentive Plan vested. Upon issuance entries were recorded to increase common stock and decrease paid in capital for the amounts shown below. The following is a summary of stock issuances that occurred during the three year period:

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
March 4, 2015	Directors	6,800	$77
March 13, 2015	Employees	22,868	212
June 5, 2015	Employees	749	12
December 31, 2015	Employees	36,886	219
December 31, 2015	Directors	20,620	123
		87,923	$643

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
March 6, 2014	Directors	6,600	$106
March 6, 2014	Employees	14,292	229
June 5, 2014	Employees	749	8
December 31, 2014	Employees	38,005	406
December 31, 2014	Directors	20,615	257
		80,261	$1,006

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
March 8, 2013	Directors	6,600	$69
March 8, 2013	Employees	20,836	219
September 12, 2013	Directors	1,667	19
December 31, 2013	Directors	17,400	151
December 31, 2013	Employees	23,403	167
		69,906	$625

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

Stock Repurchase

The Company purchased shares of Common Stock at various times from certain employees at the closing price on date of purchase. The stock was purchased from the employees to satisfy employees’ withholding tax obligations related to stock issuances described above. The following is a summary of common stock purchased during 2015, 2014 and 2013 :

Date of Purchase	Shares Purchased	Closing Price on Date of Purchase
June 5, 2015	393	$8.54
December 31, 2015	12,125	$5.95
	12,518

June 5, 2014	392	$16.75
December 31, 2014	8,461	$12.71
	8,853

December 31, 2013	4,414	$15.88

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

The Company awarded under the Amended and Restated 2004 Equity Incentive Plan a total of 145,979; 34,292; and 114,821 restricted stock units to employees and directors during 2015, 2014 and 2013, respectively. The restricted stock units are subject to the same conditions as the restricted stock awards except the restricted stock units will not have voting rights and the common stock will not be issued until the vesting criteria are satisfied.

Compensation expense in 2015, 2014 and 2013 includes $1,270, $875 and $445 related to restricted stock units, respectively. Compensation expense related to restricted stock units will be $784, $387 and $0 for 2016, 2017 and 2018, respectively.

The following is a summary of restricted stock units that were awarded during 2015, 2014 and 2013:

2015 Grants	Vesting Date	Number of Restricted Stock Units	Closing Price on Date of Grant	Value of Restricted Stock Units Issued
January 1, 2015	January 1, 2016 34,027 units; January 1, 2017 34,027 units and 35,057 units January 1, 2018	103,111	$12.71	$1,311
March 4, 2015	March 4, 2015 6,800 units, December 31, 2015 6,600 units and December 31, 2016 6,600 units	20,000	$11.39	$228
March 13, 2015	March 13, 2015 22,868 units	22,868	$9.25	$212
		145,979		$1,751

	Vesting Date	Number of Restricted Stock Units	Closing Price on Date of Grant	Value of Restricted Stock Units Issued
March 6, 2014	March 6, 2014 20,892 units; December 31, 2014 6,600 units; December 31, 2015 6,800 units	$34,292	$15.99	$548
		34,292		$548

2013 Grants	Vesting Date	Number of Restricted Stock Units	Closing Price on Date of Grant	Value of Restricted Stock Units Issued
March 8, 2013	March 8, 2013 27,436 units; December 31, 2013 6,600 units; December 31, 2014 6,800 units	40,836	$10.51	$429
June 5, 2013	June 5, 2014 1,141 units; June 5, 2015 1,142 units; June 5, 2016 1,142 units	3,425	$10.45	$36
September 12, 2013	September 21, 2013 1,667 units	1,667	$11.19	$19
December 31, 2013	22,735 units December 31, 2014; 22,735 units December 31, 2015 and 23,423 units December 31, 2016	68,893	$15.88	$1,094
		114,821		$1,578

The following table contains information regarding restricted stock units for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively:

	Restricted Stock Units
	2015	2014	2013
Outstanding on January 1,	85,384	142,851	109,750
Issued	145,979	34,292	114,821
Vested and issued	(87,923)	(80,261)	(69,906)
Vested—issued and repurchased for income tax withholding	(12,518)	(8,853)	(4,414)
Forfeited	(12,149)	(2,645)	(7,400)
Outstanding on December 31	118,773	85,384	142,851

Note 21. Recent Accounting Guidance

Recently Adopted Accounting Guidance

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-

step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017, and early adoption is not permitted. The Company is evaluating the impact that adoption of this guidance will have on the determination or reporting of its financial results.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (“ASU 2015-17”), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in ASU 2015-17 seek to simplify the presentation of deferred income taxes and require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early application permitted for all entities as of the beginning of an interim or annual reporting period. The Company has not determined the full impact of implementation of this standard, but believes it will not be material to net income.  The Company believes that the main impact of adoption of the standard will be the reclassification of $2,951  of current deferred tax assets to a reduction in deferred tax liabilities for the period ending December 31, 2015.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in ASU 2016-01, among other things, require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; requires public business entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost. The effective date will be the first quarter of fiscal year 2018. The Company is evaluating the impact the adoption of this new standard will have on its consolidated financial statements.

In February 2016, the FASB issued a standards update that requires lessees to recognize on the balance sheet the assets and liabilities associated with the rights and obligations created by those leases. The guidance for lessors is largely unchanged from current U.S. GAAP. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The update is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. We are in the process of evaluating the impact of this update on our consolidated financial statements.

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

As of December 31, 2015 the Company had an accounts receivable of $157 and $41 from SL and Lift Ventures, respectively and accounts payable of $150, $244 and $2 to SL, Lift Ventures and BGI respectively. As of December 31, 2014 the Company had an accounts receivable of $2 and $16 from LiftMaster and SL, respectively and accounts payable of $1, $519 and $1 to BGI, SL and Liftmaster respectively. As of December 31, 2013 the Company had an accounts receivable of $6 and $7 from LiftMaster and SL, respectively and accounts payable which is shown on the balance sheet as “accounts payable related parties” of $6, $796 and $0 to BGI, SL and Liftmaster respectively.

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

	2015	2014	2013
Bridgeview Facility (1)	$256	$256	$251
Sales to:
SL Industries, Ltd	60	6	43
BGI	3	—	—
LiftMaster (2)	7	185	10
Total Sales	70	191	53
Inventory Purchases from:
SL Industries, Ltd	4,470	5,364	5,337
Lift Ventures	1,116
LiftMaster (2)	46	1	21
BGI	7	43	165
Total Inventory Purchases	$5,639	$5,408	$5,523

(1)

The Company leases its 40,000 sq. ft. Bridgeview facility from an entity controlled by Mr. David Langevin, the Company’s Chairman and CEO. Pursuant to the terms of the lease, the Company makes monthly lease payments of $22. The Company is also responsible for all the associated operations expenses, including insurance, property taxes, and repairs. The lease will expire on June 30, 2020 and has a provision for six one year extension periods. The lease contains a rental escalation clause under which annual rent is increased during the initial lease term by the lesser of the increase in the Consumer Price Increase or 2.0%. Rent for any extension period shall however, be the then-market rate for similar industrial buildings within the market area. The Company has the option, to purchase the building by giving the Landlord written notice at any time prior to the date that is 180 days prior to the expiration of the lease or any extension period. The Landlord can require the Company to purchase the building if a change of Control Event, as defined in the agreement occurs by giving written notice to the Company at any time prior to the date that is 180 days prior to the expiration of the lease or any extension period. The purchase price regardless whether the purchase is initiated by the Company or the landlord will be the Fair Market Value as of the closing date of said sale.

(2)

The Company provides parts and services to LiftMaster, Inc. LiftMaster is a rental company that rents and services rough terrain forklifts. LiftMaster is owned by a relative of an Officer of Manitex Liftking, ULC.

Transactions with Terex

On December 19, 2014, Terex became a related party.

At December 31, 2015 and 2014, ASV has accounts receivable due from Terex for $388 and $8,609 which is shown on the balance sheet on the line titled “accounts receivable from related party” and accounts payable of $1,413 and $0 on the line titled “accounts payable related parties”. As part of the agreement Terex retained certain receivables from third party customers. In place of the retained receivable, Terex gave ASV a receivable for a portion of the third party customer receivable retained by Terex.

At December 31, 2015, the Company has the following notes payable to Terex:

Note related to Crane and Schaeff acquisition	$250
Note payable related to ASV acquisition	$1,594
Convertible note	$6,737

See Note 11 and Note 13 for additional details regarding the above debt obligations.

The following is a summary of the amounts attributable to certain Terex transactions as described in the footnotes to the table, for the periods indicated:

	2015	2014
Sales to Terex	2,472	108
Purchases from Terex	9,495	9

In addition to the above referenced purchases, ASV expensed $1,960 and $1,472 for the period ending December 31, 2015 and $216 and $90 for the period from December 20, through December 31, 2014 respectively, on Distribution and Cross Marketing Agreement and Services Agreement.

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

When it is probable that a loss has been incurred and possible to make a reasonable estimate of the Company’s liability with respect to such matters, a provision is recorded for the amount of such estimate or the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur. The Company established reserves for several ASV and PM lawsuits in conjunction with the accounting for these two acquisitions.

Additionally beginning on December 31, 2011, the Company’s workmen’s compensation insurance policy has per claim deductible of $250 and aggregates of $1,000, $1,150, $1,325, $1,875 and $1,575 for 2012, 2013, 2014, 2015 and 2016 policy years, respectively. The Company is fully insured for any amount on any individual claim that exceeds the deductible and for any additional amounts of all claims once the aggregate is reached. The Company currently has several workmen compensation claims related to injuries that occurred after December 31, 2011 and therefore are subject to a deductible. The Company does not believe that the contingencies associated with these worker compensation claims in aggregate will have a material adverse effect on the Company. Prior to December 31, 2011, worker compensation claims were fully insured.

On May 5, 2011, Company entered into two separate settlement agreements with two plaintiffs. As of December 31, 2015, the Company has a remaining obligation under the agreements to pay the plaintiffs $1,520 without interest in 16 annual installments of $95 on or before May 22 each year. The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total payment will be charged to interest expense over payment period.

It is reasonably possible that the “Estimated Reserve for Product Liability Claims” may change within the next 12 months. A change in estimate could occur if a case is settled for more or less than anticipated, or if additional information becomes known to the Company.

Note 24. Quarterly Financial Data (Unaudited)

Unaudited Quarterly Financial Data

Summarized quarterly financial data for 2015 and 2014 are as follows (in thousands, except per share amounts).

	2015				2014
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net revenues	$101,042	$100,513	$91,691	$93,491	$59,252	$64,926	$60,687	$62,299
Gross Profit	18,002	18,910	17,395	15,199	11,599	13,325	10,242	12,283
Net (loss) income from continuing operations attributable to shareholders of Manitex International,Inc.	(231)	100	(45)	(3,856)	2,279	3,516	1,761	682
Net income(loss) from discontinued operations	7	38	254	(1,639)	(402)	(530)	7	(210)
Net (loss) income attributable to shareholders of Manitex International, Inc.	$(224)	$138	$209	$(5,495)	$1,877	$2,986	$1,768	$472

Earnings per Share
Basic
(Loss) Earnings from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.01)	$0.01	$(0.00)	$(0.24)	$0.17	$0.25	$0.13	$0.05
Earnings (loss) from discontinued operations attributable to shareholders of Manitex International, Inc.	$0.00	$0.00	$0.02	$(0.10)	$(0.03)	$(0.04)	$0.00	$(0.02)
(Loss) Earnings attributable to shareholders of Manitex International, Inc.	$(0.01)	$0.01	$0.01	$(0.34)	$0.14	$0.22	$0.13	$0.03

Diluted
(Loss) Earnings from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.01)	$0.01	$(0.00)	$(0.24)	$0.16	$0.25	$0.13	$0.05
Earnings (loss) from discontinued operations attributable to shareholders's of Manitex International, Inc.	$0.00	$0.00	$0.02	$(0.10)	$(0.03)	$(0.04)	$0.00	$(0.01)
(Loss) 'Earnings attributable to shareholders of Manitex International, Inc.	$(0.01)	$0.01	$0.01	$(0.34)	$0.14	$0.22	$0.13	$0.03
Shares outstanding
Basic	15,836,423	16,014,059	16,014,594	16,015,219	13,807,312	13,822,383	13,822,918	13,980,142
Diluted	15,836,423	16,031,011	16,014,594	16,015,219	13,840,506	13,874,289	13,873,157	14,029,205

Results for Sabre, Valla, Lift Venture, ASV, PM and Columbia Tank are included in the Company’s results from their respective effective dates of acquisition which are August 19, 2013, November 30, 2013, December 16, 2014, December 20, 2014, January 15, 2015 and March 12, 2015,  respectively.

Note 25. Discontinued Operations

Company Sells Load King

On December 28, 2015, the Company completed the sale of the membership interests of Load King, LLC, a Michigan limited liability company previously known as Manitex Load King, Inc. (“Load King”) pursuant to a Purchase Agreement (the “Purchase Agreement”) with Utility One Source Forestry Equipment LLC, a Delaware limited liability company (the “Buyer”). The Company owned all of the outstanding membership interests of Load King prior to the completion of the transaction.

The Company received cash consideration of $6,525 in connection with sale of Load King.  The company recognized a pre-tax loss of $1,422 on the sale and also had transaction expenses of $720 with a corresponding tax benefit of $764.

The following is the detail of major classes of assets and liabilities of discontinued operations that were summarized on the Company’s Consolidated Balance Sheets:

As of December 31, 2014
ASSETS
Current assets
Cash	$2
Trade receivables (net)	2,422
Other receivables	(237)
Inventory, net	5,977
Prepaid expense and other	42
Total current assets of discontinued operations	8,206
Total fixed assets (net)	2,796
Intangible assets (net)	671
Other long-term assets	10
Total assets of discontinued operations	$11,683

Current liabilities
Notes payable—short term	$119
Accounts payable	1,893
Accrued expenses	413
Total current liabilities of discontinued operations	2,425
Long-term liabilities
Notes payable	1,665
Total long-term liabilities of discontinued operations	1,665
Total liabilities of discontinued operations	$4,090

The following is the detail of major line items that constitute the loss from discontinued operations:

	For the Year Ended December 31,
	2015	2014	2013
Net revenues	$18,432	$16,917	$15,251
Cost of sales	16,027	16,102	14,512
Research and development costs	464	459	604
Selling, general and administrative expenses	1,546	1,894	1,627
Interest expense	345	373	445
Other income	9	—	—
Income (Loss) from discontinued operations before income taxes	59	(1,911)	(1,937)
Loss on sale of discontinued operation including transactions expense of $720	(2,142)	—	—
Total loss on discontinued operations before income taxes	(2,083)	(1,911)	(1,937)
Income tax (benefit) related to discontinued operations	(743)	(776)	(813)
Net loss on discontinued operations	$(1,340)	$(1,135)	$(1,124)

Note 26. Subsequent Events

Company and its Banks Amend Credit Agreement

Manitex International, Inc. (the “Company”) and certain of its subsidiaries currently have a credit agreement (the “Credit Agreement”) with Comerica Bank and Fifth Third Bank (the “Banks”). On March 7, 2016, the Company and the Banks entered into Amendment No. 3 to the Credit Agreement (the “Amendment”). The principal modifications to the Credit Agreement resulting from the Amendment are as follows:

•	reducing (i) the maximum amount of the revolving loan facility to $35,000,000 and (ii) the term loan commitment amount to $950,000; and
•	adjusting the financial covenants for the fiscal quarters ending December 31, 2015 and March 31, 2016.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Assessment

Management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO) in Internal Control—Integrated Framework (2013). In connection with such evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2015, has been audited by UHY LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Company and its Banks Amend Credit Agreement

Manitex International, Inc. (the “Company”) and certain of its subsidiaries currently have a credit agreement (the “Credit Agreement”) with Comerica Bank and Fifth Third Bank (the “Banks”). On March 7, 2016, the Company and the Banks entered into Amendment No. 3 to the Credit Agreement (the “Amendment”). The principal modifications to the Credit Agreement resulting from the Amendment are as follows:

•	reducing (i) the maximum amount of the revolving loan facility to $35,000,000 and (ii) the term loan commitment amount to $950,000; and
•	adjusting the financial covenants for the fiscal quarters ending December 31, 2015 and March 31, 2016.

The above summary of the Amendment is qualified in its entirety by reference to the copy of such Amendment, which is attached as Exhibit 10.25 to this Annual Report on Form 10-K and is incorporated by reference herein.

PART III

Certain information required by Part III is omitted from this Form 10-K as the Company intends to file with the Commission its definitive Proxy Statement for its 2016 Annual Meeting of Shareholders (the “2016 Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2015.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the headings “Nominees to Serve Until the 2017 Annual Meeting,” “Executive Officers of the Company who are not also Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Committee on Directors and Board Governance,” and “Audit Committee” in our 2016 Proxy Statement is incorporated herein by reference.

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

The information under the headings “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” “COMPENSATION DISCUSSION AND ANALYSIS” “EXECUTIVE COMPENSATION,” and “DIRECTOR COMPENSATION” in our 2016 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the headings “Equity Compensation Plan Information” and “PRINCIPAL STOCKHOLDERS” in our 2016 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the headings “Transactions with Related Persons,” “Corporate Governance,” “Compensation Committee,” and “Audit Committee” in our 2016 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the heading “AUDIT COMMITTEE” in our 2016 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this Report:
(1)	Financial Statements

See Index to Financial Statements on page 42.

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

Dated: March 10, 2016

MANITEX INTERNATIONAL, INC.

By:	/s/ D AVID H. G RANSEE
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

/s/ D AVID J. LANGEVIN	March 10, 2016
David J. Langevin, Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ D AVID H. GRANSEE	March 10, 2016
David H. Gransee, Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ R ONALD M. CLARK	March 10, 2016
Ronald M. Clark, Director

/s/ R OBERT S. GIGLIOTTI	March 10, 2016
Robert S. Gigliotti, Director

/s/ F REDERICK B. K NOX	March 10, 2016
Frederick B. Knox, Director

/s/ M ARVIN B. ROSENBERG	March 10, 2016
Marvin B. Rosenberg, Director

/s/ S TEPHEN J. TOBER	March 10, 2016
Stephen J. Tober, Director

Exhibit Index

Exhibit No.		Description

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

2.4

Purchase Agreement, dated as of December 28, 2015, by and between Manitex International, Inc. and Utility One Source Forestry Equipment LLC (incorporate by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 4, 2016).

3.1		Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on November 13, 2008).

3.2

Amended and Restated Bylaws of Veri-Tek International, Corp. (now known as Manitex International, Inc.), as amended (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed on March 27, 2008) .

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

Employment Agreement, dated December 12, 2012, between Manitex International, Inc. and David H. Gransee (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-k filed on December 17, 2012 ).

10.5	*	Second Amended and Restated Manitex International, Inc. 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed on March 30, 2010) .

10.6	*	Form of Restricted Stock Unit Award (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 16, 2007).

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

10.9		Lease Agreement, dated May 26, 2010, between Manitex International, Inc. and KB Building, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 28, 2010).

10.9	(a)	Lease Amendment, dated June 6, 2014 between Manitex International, Inc. and KB Building, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 6, 2014).

Exhibit No.	Description

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

10.23

Amended and Restated Credit Agreement dated as of January 9, 2015 by and among Manitex International, Inc., Manitex, Inc., Manitex Sabre, Inc., Badger Equipment Company and Manitex Load King, Inc. as the U.S. Borrowers, Manitex Liftking ULC, as the Canadian Borrower, the other persons party thereto that are designed as credit parties, Comerica Bank, for itself as U.S. Revolving Lender, a U.S. Term Lender, the U.S. Swing Line Lender and as U.S. L/C Issuer and as U.S. Agent for all lenders, Comerica through its Toronto branch, for itself, as a Canadian Lender and the Canadian Swing Line Lender and as Canadian Agent for all Canadian lenders, the other financial institutions party thereto, as lenders, Comerica Bank as Administrative Agent, Sole Lead Arranger and Sole Bookrunner (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on January 12, 2015).

10.24

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

Exhibit No.		Description

10.25	(1)

Amendment No. 3 to Amended and Restated Credit Agreement, dated as of January 9, 2015, by and among Manitex International, Inc., Manitex, Inc., Manitex Sabre, Inc. and Badger Equipment Company as the U.S. Borrowers, Manitex Liftking ULC, as the Canadian Borrower, the other persons party thereto that are designed as credit parties, Comerica Bank, for itself as U.S. Revolving Lender, a U.S. Term Lender, the U.S. Swing Line Lender and a U.S. L/C Issuer and as U.S. Agent for all lenders, Comerica through its Toronto branch, for itself, as a Canadian Lender and the Canadian Swing Line Lender and as Canadian Agent for all Canadian lenders, the other financial institutions party thereto, as lenders, Comerica Bank as Administrative Agent, Sole Lead Arranger and Sole Bookrunner.

10.26

Second Amended and Restated Letter Agreement between Manitex Liftking, ULC and Comerica Bank dated November 13, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 14, 2013).

10.27

Second Amended and Restated Specialized Equipment Export Facility Master Revolving Note between Manitex Liftking, ULC and Comerica Bank dated November 13, 2013 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 14, 2013).

10.28

Amendment No. 1 to the Second Amended and Restated Specialized Equipment Export Facility Master Revolving Note dated November 13, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 7, 2015).

10.29

Amendment No. 2 to the Amended and Restated Specialized Equipment Export Facility Master Revolving Note dated November 13, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 1, 2015).

10.30

Advance Formula Agreement dated as of December 23, 2011, made by Manitex Liftking, ULC in favor of Comerica Bank (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on December 30, 2011).

10.31

Amendment No. 1, dated August 10, 2012, to Advance Formula Agreement dated as of December 23, 2011, made by Manitex Liftking, ULC in favor of Comerica Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 13, 2012).

10.32

Master Revolving Note in the principal amount of $500,000 dated May 5, 2010, between Manitex International, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August May 11, 2010).

10.33

Amendment No. 1, dated August 10, 2012, to Master Revolving Note in the principal amount of $500,000 dated May 5, 2010, between Manitex International, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 13, 2012) .

10.34		Letter agreement dated May 5, 2010, between Manitex International, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 11, 2010) .

10.35

Amendment effective as of June 29, 2011 to the Letter Agreement dated May 5, 2010 between Manitex International, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on July 1, 2011).

10.36

Comerica Bank Foreign Currency Exchange Master Agreement, dated September 7, 2007, between Veri-Tek International, Corp. (now known as Manitex International, Inc.) and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 14, 2007) .

10.37

Specialized Equipment Export Facility Master Revolving Note for $2.0 million dated December 23, 2011, between Manitex Liftking, ULC and Comerica Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 30, 2011).

10.38

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

10.40		Manitex International, Inc. Waiver issued to Export Development Canada dated December 9, 2011 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on December 30, 2011).

Exhibit No.	Description

10.41	Manitex, LLC Waiver issued to Export Development Canada dated December 9, 2011 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on December 30, 2011).

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

10.48

Restructuring Agreement, dated October 6, 2008, by and among Terex Corporation, Crane & Machinery, Inc., and Manitex International, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 10, 2008) .

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

10.52

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

10.59

Loan Agreement dated November 2, 2011, between the South Dakota Board of Economic Development and Manitex Load King, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 8, 2011).

10.60

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

10.63	*

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

10.70

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

10.72

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

10.75		Commitment Letter dated July 21, 2014 the Company and PM Group (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on July 25, 2014).

10.76

Common Stock and Convertible Debenture Purchase Agreement, dated October 29, 2014, between Manitex International, Inc. and Terex Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 3, 2014).

Exhibit No.		Description

10.77

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

The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the fiscal years ended December 31, 2015, 2014 and 2013, (ii) Consolidated Balance Sheets as of December 31, 2015 and 2014, (iii) Consolidated Statements of Shareholders Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Denotes a management contract or compensatory plan or arrangement.
(1)	Filed herewith.