Form 10-Q
period 2016-03-31
Manitex International, Inc.
filed 2016-05-06
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of the registrant’s common stock, no par, outstanding at May 2, 2016 was 16,125,661

MANITEX INTERNATIONAL, INC.

FORM 10-Q INDEX

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	Unaudited	Unaudited
ASSETS
Current assets
Cash	$3,929	$8,578
Trade receivables (net)	86,285	63,388
Accounts receivable from related party	769	388
Other receivables	4,745	3,254
Inventory (net)	120,188	119,269
Deferred tax asset	2,951	2,951
Prepaid expense and other	4,218	4,872
Total current assets	223,085	202,700
Total fixed assets (net)	41,775	41,985
Intangible assets (net)	70,166	70,629
Goodwill	81,572	80,089
Other long-term assets	1,819	1,704
Non-marketable equity investment	5,713	5,752
Total assets	$424,130	$402,859
LIABILITIES AND EQUITY
Current liabilities
Notes payable—short term	$40,327	$30,323
Revolving credit facilities	2,392	1,795
Current portion of capital lease obligations	866	1,004
Accounts payable	65,334	62,137
Accounts payable related parties	1,899	1,611
Accrued expenses	20,842	21,053
Other current liabilities	2,779	2,113
Total current liabilities	134,439	120,036
Long-term liabilities
Revolving term credit facilities	51,372	46,097
Notes payable (net)	61,685	66,340
Capital lease obligations	5,751	5,850
Convertible note related party (net)	6,770	6,737
Convertible note (net)	13,972	13,923
Deferred gain on sale of property	1,145	1,288
Deferred tax liability	4,593	4,525
Other long-term liabilities	7,858	7,763
Total long-term liabilities	153,146	152,523
Total liabilities	287,585	272,559
Commitments and contingencies
Equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at March 31, 2016 and December 31, 2015	—	—
Common Stock—no par value 25,000,000 shares authorized, 16,125,661 and 16,072,100 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	93,678	93,186
Paid in capital	2,531	2,630
Retained earnings	18,048	16,588
Accumulated other comprehensive loss	(3,323)	(5,392)
Equity attributable to shareholders of Manitex International, Inc.	110,934	107,012
Equity attributable to noncontrolling interest	25,611	23,288
Total equity	136,545	130,300
Total liabilities and equity	$424,130	$402,859

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2016	2015
	Unaudited	Unaudited
Net revenues	$102,361	$101,042
Cost of sales	83,916	83,040
Gross profit	18,445	18,002
Operating expenses
Research and development costs	1,489	1,101
Selling, general and administrative expenses	13,599	14,851
Total operating expenses	15,088	15,952
Operating income	3,357	2,050
Other income (expense)
Interest expense	(3,113)	(2,844)
Foreign currency transaction (loss) gain	(537)	945
Other income (expense)	2,182	(18)
Total other expense	(1,468)	(1,917)
Income before income taxes and loss in non-marketable equity interest from continuing operations	1,889	133
Income tax expense from continuing operations	517	31
Loss in non-marketable equity interest, net of taxes	(39)	(39)
Net income from continuing operations	1,333	63
Discontinued operations
Income from operations of discontinued operations	—	10
Income tax expense	—	3
Income on discontinued operations	—	7
Net income	1,333	70
Net loss (income) attributable to noncontrolling interest	127	(294)
Net income (loss) attributable to shareholders of Manitex International, Inc.	$1,460	$(224)
Earnings (loss) Per Share
Basic
Earnings (loss) from continuing operations attributable to shareholders of Manitex International, Inc.	$0.09	$(0.01)
Income (loss) from discontinued operations attributable to shareholders of Manitex International, Inc.	$—	$—
Earnings (loss) attributable to shareholders of Manitex International, Inc.	$0.09	$(0.01)
Diluted
Earnings (loss) from continuing operations attributable to shareholders of Manitex International, Inc.	$0.09	$(0.01)
Income (loss) from discontinued operations attributable to shareholders of Manitex International, Inc.	$—	$—
Earnings (loss) attributable to shareholders of Manitex International, Inc.	$0.09	$(0.01)
Weighted average common shares outstanding
Basic	16,105,601	15,836,423
Diluted	16,105,982	15,836,423

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended March 31,
	2016	2015
	Unaudited	Unaudited
Net income:	$1,333	$70
Other comprehensive income (loss)
Foreign currency translation adjustments	2,069	(4,043)
Total other comprehensive income (loss)	2,069	(4,043)
Comprehensive income (loss)	3,402	(3,973)
Comprehensive income (loss) attributable to noncontrolling interest	127	(294)
Total comprehensive income (loss) attributable to shareholders of Manitex International, Inc.	$3,529	$(4,267)

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2016	2015
	Unaudited	Unaudited
Cash flows from operating activities:
Net income	$1,333	$70
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	3,110	2,818
Changes in allowances for doubtful accounts	312	82
Changes in inventory reserves	305	14
Deferred income taxes	(16)	(85)
Amortization of deferred debt issuance costs	321	323
Amortization of debt discount	143	180
Change in value of interest rate swaps	(386)	—
Loss in non-marketable equity interest	39	39
Share-based compensation	285	573
Adjustment to deferred gain on sales and lease back	(118)	—
Gain on disposal of assets	(2,170)	(8)
Reserves for uncertain tax provisions	16	4
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(23,108)	1,181
(Increase) decrease in inventory	(2,895)	(3,326)
(Increase) decrease in prepaid expenses	688	(3,231)
(Increase) decrease in other assets	77	(147)
Increase (decrease) in accounts payable	1,819	2,693
Increase (decrease) in accrued expense	(749)	(14)
Increase (decrease) in income tax payable on ASV conversion	—	(16,500)
Increase (decrease) in other current liabilities	561	128
Increase (decrease) in other long-term liabilities	(127)	(338)
Discontinued operations - cash provided by operating activities	—	163
Net cash used for operating activities	(20,560)	(15,381)

Cash flows from investing activities:

Acquisition of business, net of cash acquired	—	(18,991)
Proceeds from the sale of fixed assets	—	11
Proceeds from the sale of intellectual property (Note 17)	2,205	—
Purchase of property and equipment	(370)	(532)
Investment in intangibles other than goodwill	(19)	—
Investment received from noncontrolling interest (Note 17)	2,450	—
Net cash provided by (used for) investing activities	4,266	(19,512)
Cash flows from financing activities:
Borrowing on revolving term credit facilities	5,295	5,313
Net borrowings on working capital facilities	9,318	3,177
New borrowings—convertible notes	—	15,000
New borrowings—term loan	—	14,000
New borrowings—other	701	4,323
Debt issuance costs incurred	(394)	(1,089)
Note payments	(7,359)	(3,118)
Shares repurchased for income tax withholding on share-based compensation	(42)	—
Proceeds from sale and lease back (Note 13)	4,080	—
Payments on capital lease obligations	(238)	(358)
Discontinued operations - cash used for financing activities	—	(29)
Net cash provided by financing activities	11,361	37,219
Net increase (decrease) in cash and cash equivalents	(4,933)	2,326
Effect of exchange rate changes on cash	284	(1,118)
Cash and cash equivalents at the beginning of the year	8,578	4,370
Cash and cash equivalents at end of period	$3,929	$5,578

See Note 2 for supplemental cash flow disclosures

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

PM Group S.p.A. (“PM”) is a leading Italian manufacturer of truck mounted hydraulic knuckle boom cranes with a 50-year history of technology and innovation, and a product range spanning more than 50 models. Its largest subsidiary, Oil & Steel, S.p.A (“O&S”), is a manufacturer of truck-mounted aerial platforms with a diverse product line and an international client base.

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

CVS Ferrari, srl (“CVS”) designs and manufactures a range of reach stackers and associated lifting equipment for the global container handling market, that are sold through a broad dealer network. The Valla product line offers a full range of precision pick and carry cranes from 2 to 90 tons, using electric, diesel, and hybrid power options. Its cranes offer wheeled or tracked and fixed or swing boom configurations, with special applications designed specifically to meet the needs of its customers.

Manitex Sabre, Inc.(“Sabre”) manufactures a comprehensive line of specialized mobile tanks for liquid and solid storage and containment solutions with capacities from 8,000 to 21,000 gallons. Its mobile tanks are sold to specialized independent tank rental companies and through the Company’s existing dealer network. The tanks are used in a variety of end markets such as petrochemical, waste management and oil and gas drilling.  On March 12, 2015, the Company acquired certain assets of Columbia Tank and merged its operations with Sabre.

ASV Segment

A.S.V., LLC (“ASV”) manufactures a line of high quality compact track and skid steer loaders. The products are used in the site clearing, general construction, forestry, golf course maintenance and landscaping industries, with general construction being the largest market. The ASV products are distributed through the Terex distribution channels as well as through the Company and other independent dealers. The Company has 51% ownership interest in ASV.

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

Discontinued Operations

Manitex Load King, LLC (“Load King”) manufactured specialized custom trailers and hauling systems typically used for transporting heavy equipment. Load King trailers served niche markets in the commercial construction, railroad, military and equipment rental industries through a dealer network.  Load King was sold on December 28, 2015 and is presented as a discontinued operation.

2. Basis of Presentation

The accompanying consolidated financial statements, included herein, have been prepared by the Company without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed) necessary for a fair presentation of the Company’s financial position as of March 31, 2016, and results of its operations and cash flows for the periods presented. The consolidated balances as of December 31, 2015 were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the year.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amounts the Company’s customers are invoiced and do not bear interest. Accounts Receivable is reduced by an allowance for amounts that may become uncollectible in the future. The Company’s estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where the Company has information that the customer may have an inability to meet its financial obligations. The Company had allowances for doubtful accounts of $580 and $240 at March 31, 2016 and December 31, 2015, respectively.

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

Revenue Recognition

Revenue and related costs are recognized when title passes and risk of loss passes to our customers which generally occurs upon shipment depending upon the terms of the contract.  Under certain contracts with our customers title passes to the customers when the units are completed. The units are segregated from our inventory and identified as belonging to the customer, the customer is notified that the units are complete and awaiting pick up or delivery as specified by the customer before income is recognized. Additionally, the customer is requested to sign an “Invoice Authorization Form” which acknowledges the contract terms and acknowledges that the customer has economic ownership and control over the unit. It also acknowledges that we are going to invoice the unit per terms of the contract. The Company insures any custodial risk that it may retain.

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

PM Group and Columbia Tank results are included in the Company’s results from their respective dates of acquisition of January 15, 2015 and March 12, 2015.

Reclassification

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation.

In conjunction with the adoption of new accounting standards, certain debt issuance costs for the three months ended March 31, 2016 as well as certain amounts as of December 31, 2015, have been reclassified to conform to the current year’s presentation.

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

For the quarter ended March 31, 2015 employee severance expense of $344 was included in other expense.  The aforementioned amounts have to been reclassified and are included in selling, general and administrative expenses for the three months ended March 31, 2015.  For the quarter ended March 31, 2015 gains on interest rate swaps of $354 were included in other expense. The aforementioned amounts have to been reclassified and are included as a component of interest expense for the three months ended March 31, 2015.

Supplemental Cash Flow Disclosures

Interest received and paid, income tax refunds received and income taxes paid and non-cash transactions for the periods ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
Interest received in cash	—	—
Interest paid in cash	3,033	2,341
Income tax (refunds) payments in cash	(1,142)	954

Non cash transactions
Issuance of common stock in connection with Terex note repayment (Note 7)	150	—
Issuance of stock in connection with PM acquisition (Note 3)	—	10,124

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

In accordance ASC 805, Business Combinations, the assets acquired and liabilities assumed are valued based on their estimated fair values as of the date of the acquisition. The Company engaged a valuation expert and a tax advisor to provide guidance and assistance to management which was considered and in part relied upon in completing its purchase price allocation. The excess of the purchase price over the aggregate estimated fair value of net assets acquired was allocated to goodwill. The following table summarizes the revised allocation of the PM acquisition consideration to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Purchase price allocation:

Cash invested in PM	€5,994	$6,965
Trade receivables	18,795	22,215
Inventory	20,088	23,743
Other receivables and prepaid expenses	3,746	4,428
Total fixed assets	14,342	16,952
Customer relationships	10,841	12,813
Trade name and trademarks	5,850	6,914
Patented & Unpatented Technology	7,657	9,050
Goodwill	25,528	30,173
Deferred net tax assets	9,195	10,867
Other long term assets	2	2
Accounts payable	(22,020)	(26,026)
Accrued expenses and accruals	(7,343)	(8,679)
Other current liabilities	(1,188)	(1,404)
Deferred tax liability	(11,595)	(13,705)
Other long-term liabilities	(2,973)	(3,514)
Assumed non-recourse debt	(51,067)	(60,358)
Net assets acquired	€25,852	$30,436

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

Non-recourse PM debt : Under the transaction, PM remains obligated for the following debt:

Term debt—interest bearing	€22,956	$27,133
Term debt—non-interest bearing	10,289	12,161
Fair market adjustment for non-interest bearing debt	(1,460)	(1,726)
Working capital borrowing	18,827	22,252
Interest rate swap derivative contract	1,720	2,033
Debt issuance costs	(1,265)	(1,495)
Total assumed non-recourse debt	€51,067	$60,358

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
$1,214

Tangible and Intangible Assets and Liabilities: The tangible assets were valued at their respective purchase price. Management has determined that the amount paid to acquire the assets approximates the fair value of the assets acquired.

4. Financial Instruments—Forward Currency Exchange Contracts and Interest Rate Swap Contracts

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis as of March 31, 2016 and December 31, 2015 by level within the fair value hierarchy. As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is summary of items that the Company measures at fair value on a recurring basis except as noted:

	Fair Value at March 31, 2016
	Level 1	Level 2	Level 3	Total
Asset
Forward currency exchange contracts	$—	$301	$—	$301
Total current assets at fair value	$—	$301	$—	$301
Liabilities:
Forward currency exchange contracts	$—	$114	$—	$114
Interest rate swap contracts	—	836	—	836
PM contingent liabilities	—	—	1,245	1,245
Valla contingent consideration	—	—	208	208
Total recurring long-term liabilities at fair value	$—	$950	$1,453	$2,403

	Fair Value at December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Forward currency exchange contracts	$—	$600	$—	$600
Total current assets at fair value	$—	$600	$—	$600
Liabilities:
Forward currency exchange contracts	$—	$74	$—	$74
Interest rate swap contracts	—	1,177	—	1,177
PM contingent liabilities	—	—	1,187	1,187
Convertible debt- Perella ( See Note 14) (nonrecurring)	—	14,286	—	14,286
Valla contingent consideration	—	—	199	199
Total liabilities at fair value	$—	$15,537	$1,386	$16,923

Fair Value Measurements

ASC 820-10 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	—	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	—	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3	—	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

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

As required, forward currency contracts are recognized as an asset or liability at fair value on the Company’s Consolidated Balance Sheet. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (date of sale). Gains or losses on cash flow hedges when recognized into income are included in net revenues. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The Company expects minimal ineffectiveness as the Company has hedged only firm sales orders and has not hedged estimated exposures. As of March 31, 2016, the Company had no outstanding forward currency contracts that were in place to hedge future sales. Therefore, there are currently no unrealized pre-tax gains or losses which will be reclassified from other comprehensive income into earnings during the next 12 months.

At March 31, 2016, the Company had entered into two forward currency exchange contracts. The contracts obligates the Company to purchase approximately CDN $2,060. The first contract for CDN$125 matures on May 10, 2016. Under the contract, the Company will purchase Canadian dollars at an exchange rate of $0.7225.  The second contract for CDN$1,935 matures on May 26, 2016. Under the contract, the Company will purchase Canadian dollars at an exchange rate of $0.7752. The Canadian to US dollar exchange rates was $0.7700 at March 31, 2016. At March 31, 2016, the Company had forward currency contracts to sell Euros. The contracts obligate the Company to sell  €1,100 in total. The contracts, which are in various amounts, mature between April 29, 2016 and July 1, 2016. Under the contracts, the Company will sell Euros at exchange rates between $1.3670  and $1.4307. The Euro to US dollar exchange rate was 1.1390 at March 31, 2016.

The Company’s PM Group has an intercompany receivable denominated in Euros from its Chilean subsidiary. At March 31, 2016, the Company has entered into two forward contracts that mature on July 11, 2016.  The purpose of which is to mitigate the income effect related to this intercompany receivable that results with a change in exchange rate between the Euro and the Chilean peso. The first contract obligates the Company to purchase €2,096 at $1.0912. The second contract obliges the Company to sell 1,700,000 Chilean pesos at an exchange rate of 743.25 per U.S. dollar. These two contracts achieve the desired purpose as U.S. dollar amounts involved in the two forward contracts offset each other.

Interest Rate Swap Contracts

The Company uses financial instruments available on the market, including derivatives, solely to minimize its cost of borrowing and hedge the risk of interest rate and exchange rate fluctuation. In January 2009, prior to the January 15, 2015 acquisition date, PM Group entered into the following contract in order to hedge the interest rate risk related to its term loans with two financial institutions:

A contract signed by PM Group, for an original notional amount of € 20,000 (€ 20,000 at March 16, 2016), maturing on February 3, 2017 with interest payable every February 3 and August 3 each year. PM Group pays interest at a rate of 3.48% and receives from the counterparties interest at the Euro Interbank Offered Rate (“Euribor”) for the period in question.

As of March 31, 2016, the Company had the following forward currency contracts and interest rate swaps:

Nature of Derivative	Currency	Amount	Type
Forward currency purchase contract	Canadian dollar	2,060	Not designated as hedge instrument
Forward currency sales contracts	Euro	1,100	Not designated as hedge instrument
Forward currency purchase contract	Euro	2,096	Not designated as hedge instrument
Forward currency sales contracts	Chilean peso	1,700,000	Not designated as hedge instrument
Interest rate swap contracts	Euro	20,000	Not designated as hedge instrument

The following table provides the location and fair value amounts of derivative instruments that are reported in the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015:

Total derivatives NOT designated as a hedge instrument

		Fair Value
	Balance Sheet Location	March 31, 2016	December 31, 2015
Asset Derivatives
Foreign currency exchange contract	Prepaid expense and other	$301	$600
Liabilities Derivatives
Foreign currency exchange contract	Accrued expense	$114	$74
Interest rate swap contracts	Notes payable	836	1,177
Total liabilities		$950	$1,251

The following tables provide the effect of derivative instruments on the Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015:

		Gain or (loss)
	Location of gain or (loss) recognized in Income Statement	Three Months Ended March 31,
		2016	2015
Derivatives Not designated as Hedge Instrument
Forward currency contracts	Foreign currency transaction (losses)	$(123)	$(187)
Interest rate swap contracts	Interest expense	386	354
		$263	$167

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

6. Net Earnings (Loss) per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of convertible debt and restricted stock units. Details of the calculations are as follows:

	Three Months Ended March 31,
	2016	2015
Net income (loss) attributable to shareholders of Manitex International, Inc.
Net income from continuing operations	$1,333	$63
Less: loss (income) attributable to noncontrolling interest	127	(294)
Net income (loss) from continuing operations attributable to shareholders of Manitex International, Inc.	1,460	(231)
Income from operations of discontinued operations, net of income taxes	—	7
Income (loss) on sale of discontinued operations , net of income tax benefit	—	—
Net income (loss) attributable to shareholders of Manitex International, Inc.	$1,460	$(224)

Earnings (loss) per share
Basic
Earnings (loss) from continuing operations attributable to shareholders' of Manitex International, Inc.	$0.09	$(0.01)
Income (loss) from operations of discontinued operations attributable to shareholders of Manitex International, Inc., net of tax	$—	$—
Income (loss) on sale of discontinued operations attributable to shareholders of Manitex International, Inc., net of tax	$—	$—
Income (loss) earnings attributable to shareholders of Manitex International, Inc.	$0.09	$(0.01)

Diluted
Income (loss) earnings from continuing operations attributable to shareholders of Manitex International, Inc.	$0.09	$(0.01)
Income (loss) from operations of discontinued operations attributable to shareholders of Manitex International, Inc., net of tax	$—	$—
Income (loss) on sale of discontinued operations attributable to shareholders of Manitex International, Inc., net of tax	$—	$—
Income (loss) earnings attributable to shareholders of Manitex International, Inc.	$0.09	$(0.01)
Weighted average common shares outstanding
Basic	16,105,601	15,836,423

Diluted
Basic	16,105,601	15,836,423
Dilutive effect of warrants	—	—
Dilutive effect of restricted stock units	381	—
	16,105,982	15,836,423

There are 268,177 and 201,695 restricted stock units which are anti-dilutive and therefore not included in the average number of diluted shares shown above for the three months ended March 31, 2016 and 2015, respectively.

7. Equity

Stock Issuance

Shares issued to Terex Corporation

On March 1, 2016, the Company issued 30,425 shares of common stock to the Terex Corporation as the Company elected to pay $150 of the final principal payment due March 1, 2016 in shares of the Company’s common stock. The share price for the transaction was $4.93 which was determined based upon the average closing price for the twenty trading days ending the day before the payment was due.

Stock issued to employees and Directors

The Company issued shares of common stock to employees and Directors as restricted stock units issued under the Company’s 2004 Incentive Plan vested. Upon issuance entries were recorded to increase common stock and decrease paid in capital for the amounts shown below. The following is a summary of stock issuances that occurred during the period:

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
January 1, 2016	Directors	4,290	$26
January 1, 2016	Employees	25,920	154
		30,210	$180

On March 13, 2015, the Company paid a portion of officers and employee 2014 bonuses in stock. This resulted in an issuance of 22,868 shares with an aggregate value of $212. Upon issuance, the Company’s common stock was increased by $212 and the bonus accrual was decreased by a corresponding amount.

Stock Repurchase

On January 1, 2016, the Company purchased 7,074 shares of Common Stock from certain employees at $5.95  per share the closing price on that date. The stock was purchased from the employees to satisfy employees’ withholding tax obligations related to stock issued on January 1, 2016.  Common stock was decreased by $42 , the value of the shares purchased.

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

The Company awarded under the Amended and Restated 2004 Equity Incentive Plan a total of 183,850 restricted stock units to employees and directors on January 4, 2016. The restricted stock units are subject to the same conditions as the restricted stock awards except the restricted stock units will not have voting rights and the common stock will not be issued until the vesting criteria are satisfied.

The following table contains information regarding restricted stock units:

March 31, 2016
Outstanding on January 1, 2016	118,773
Units granted during the period	183,850
Vested and issued	(30,210)
Forfeited	(3,594)
Outstanding on March 31, 2016	268,819

On January 4, 2016, the Company granted an aggregate of 23,250  restricted stock units to five independent Directors pursuant to the Company’s 2004 Equity Incentive Plan. Restricted stock units of 7,673, 7,673 and 7,904 vest on January 4, 2017, 2018 and 2019, respectively.

On January 4, 2016, the Company granted 160,600 restricted stock units to employees pursuant to the Company’s 2004 Equity Incentive Plan.   Restricted stock units of 52,998, 52,998 and 54,604 vest on January 4, 2017, 2018 and 2019, respectively.

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $285 and $362 for the three months   March 31, 2016 and 2015, respectively. Additional compensation expense related to restricted stock units will be $847, $743 and $370 for the remainder of 2016, 2017 and 2018, respectively.

8. New Accounting Pronouncements

Recently Issued Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, deferral of the effective date, which amends ASU 2014-09.  As a result, the effective date is the first quarter of 2018, with early adoption permitted.  The Company is evaluating the impact that adoption of this guidance will have on the determination or reporting of its financial results.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (“ASU 2015-17”), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in ASU 2015-17 seek to simplify the presentation of deferred income taxes and require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early application permitted for all entities as of the beginning of an interim or annual reporting period. The Company has not determined the full impact of implementation of this standard, but believes it will not be material to net income.  The Company believes that the main impact of adoption of the standard will be the reclassification of current deferred tax assets that will result in a reduction in deferred tax liabilities.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” (“ASU 2016-02”) requires lessees to recognize assets and liabilities for leases with lease terms of more than 12 months and disclose key information about leasing arrangements. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The update is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is in the process of evaluating the impact of this update on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815),” (“ASU 2016-05”). ASU 2016-05 provides guidance clarifying that novation of a derivative contract (i.e. a change in counterparty) in a hedge accounting relationship does not, in and of itself, require designation of that hedge accounting relationship. The effective date will be the first quarter of fiscal year 2017, with early adoption permitted. Adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815),” (“ASU 2016-06”). ASU 2016-06 simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by clarifying that an exercise contingency does not need to be evaluated to determine whether it relates to interest rates and credit risk in an embedded derivative analysis. The effective date will be the first quarter of fiscal year 2017, with early adoption permitted. Adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” (“ASU 2016-08”). ASU 2016-08 further clarifies principal and agent relationships within ASU 2014-09. Similar to ASU 2014-09, the effective date will be the first quarter of fiscal year 2018 with early adoption permitted in the first quarter of fiscal year 2017. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting,” (“ASU 2016-09”). ASU 2016-09 is intended to simplify several aspects of accounting for share-based payment awards. The effective date will be the first quarter of fiscal year 2017, with early adoption permitted. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing,” (“ASU 2016-10”).  The amendments in ASU 2016-10 are expected to reduce the cost and complexity of applying the guidance on identifying promised goods or services in contracts with customers and to improve the operability and understandability of licensing implementation guidance related to the entity's intellectual property.  Similar to ASU 2014-09, the effective date will be the first quarter of fiscal year 2018 with early adoption permitted in the first quarter of fiscal year 2017.  The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

Except as noted above, the guidance issued by the FASB during the current year is not expected to have a material effect on the Company’s consolidated financial statements.

9. Inventory

The components of inventory are as follows:

	March 31, 2016	December 31, 2015
Raw materials and purchased parts, net	$85,956	$85,048
Work in process	7,762	9,657
Finished goods	26,470	24,564
Inventory, net	$120,188	$119,269

The Company has established reserves for obsolete and excess inventory of $2,075 and $1,724 as of March 31, 2016 and December 31, 2015, respectively.

10. Goodwill and Intangible Assets

	March 31, 2016	December 31, 2015	Useful lives
Patented and unpatented technology	$29,731	$29,277	7-10 years
Amortization	(13,430)	(12,631)
Customer relationships	43,776	43,172	10-20 years
Amortization	(9,529)	(8,545)
Trade names and trademarks	22,015	21,625	25 years-indefinite
Amortization	(2,408)	(2,281)
Non-competition agreements	50	50	2-5 years
Amortization	(39)	(38)
Customer backlog	455	453	<1 year
Amortization	(455)	(453)
Total Intangible assets	$70,166	$70,629

Amortization expense for intangible assets was $1,778 and $1,695 for the three months ended March 31, 2016 and 2015, respectively.

Changes in goodwill for the three months ended March 31, 2016 are as follows:

	Lifting Equipment Segment	Equipment Distribution Segment	ASV Segment	Total
Balance January 1, 2016	$49,235	$275	$30,579	$80,089
Effect of change in exchange rates	1,483	—	—	1,483
Balance March 31, 2016	$50,718	$275	$30,579	$81,572

11. Accrued Expenses

	March 31, 2016	December 31, 2015
Accounts payable:
Trade	$65,200	$60,339
Bank overdraft	134	1,798
Total accounts payable	$65,334	$62,137
Accrued expenses:
Accrued payroll	$2,783	$2,443
Accrued employee benefits	913	1,053
Accrued bonuses	209	916
Accrued vacation expense	1,946	1,717
Accrued interest	397	315
Accrued commissions	463	602
Accrued expenses—other	2,455	3,536
Accrued warranty	3,615	3,564
Accrued income taxes	1,793	815
Accrued taxes other than income taxes	3,761	3,634
Accrued product liability and workers compensation claims	2,507	2,384
Accrued liability on forward currency exchange contracts	—	74
Total accrued expenses	$20,842	$21,053

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

	For the three months ended
	March 31, 2016	March 31, 2015
Balance January 1,	$3,564	$3,198
Business Acquired	—	843
Accrual for warranties issued during the period	882	1,031
Warranty services provided	(812)	(1,086)
Changes in estimate	(59)	(92)
Foreign currency translation	40	(17)
Balance March 31,	$3,615	$3,877

13. Credit Facilities and Debt

The Company together with its U.S. and Canadian subsidiaries has a credit agreement (as amended, the“Credit Agreement”) with Comerica Bank (“Comerica”) and another lender who is a participant under the credit agreement.  The Credit Agreement provides the Company with (a) a Senior Secured Revolving Credit Facility to the U.S. Borrowers (“U.S. Revolver”), and (b) Senior Secured Revolving Credit Facility to the Canadian Borrower (“Canadian Revolver”). These two credit facilities each mature on August 19, 2018.

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

U.S. Revolver

At March 31, 2016 the Company had drawn $27,789 under the $35,000 U.S. Revolver. The U.S. Revolver bears interest, at the Company’s option at the base rate plus a spread or an adjusted LIBOR rate plus a spread. The base rate is the greater of the bank’s prime rate, the federal funds rate plus 1.00% or the 30 day LIBOR rate Adjusted Daily plus 1.00%. For the U.S. Revolver the interest rate spread for Base Rate is between 1.75% and 3.0% and for LIBOR the spread is between 2.75% and 4.0% in each case with the spread being based on the consolidated total debt to consolidated adjusted EBITDA ratio, as defined in the Credit Agreement, for the preceding twelve months. The base rate and LIBOR spread is currently 3.0% and 4.0%, respectively. Funds borrowed under the LIBOR options can be borrowed for periods of one, two, three or six months.

The $35,000 U.S. Revolver is a secured financing facility under which borrowing availability is limited to existing collateral as defined in the agreement. The maximum amount available is limited to (1) the sum of 85% of eligible receivables, (2) the lesser of 85% of eligible bill and hold receivables or $10,000, (3) the lesser of 50% of eligible inventory or $26,500, (43) the lesser of 80% of used equipment purchased for resale or rent or $2,000 reduced by (5) outstanding standby letter or credits issued by the bank. At March 31, 2016, the maximum the Company could borrow based on available collateral was capped at $35,000.

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

Term Loan

As of March 31, 2016 the Company has repaid the entire $14,000 borrowed on January 9, 2015 under the Term Loan.

Canadian Revolver

At March 31, 2016 the Company had drawn $6,930 under the Canadian Revolver. The Company is eligible to borrow up to $12,000. The maximum amount available is limited to the sum of (1) 90% of eligible insured receivables, (2) 85% of eligible receivables plus (3) the lesser of (i) 50% of eligible inventory including work in process inventory up to CDN$3,000 and (ii) CDN $10,500.  At March  31, 2016, the maximum the Company could borrow based on available collateral was $7,135. The indebtedness is collateralized by substantially all of Manitex Liftking ULC’s assets. The Company can borrow in either U.S. or Canadian dollars. For the Canadian Revolver, the interest rate spread for U.S. prime based borrowing is between 1.75% and 3.00% and for Canadian prime based borrowings the interest rate spread is between 2.75% and 4.00%, in each case with the spread being based on the Consolidated North American Total Debt to Consolidated North American EBITDA, as defined in the Credit Agreement, for the preceding twelve months.  Alternately, the Company can elect to borrow Canadian funds and choose to pay interest based on the Canadian Bankers’ Acceptance Rate plus a spread.  The loan interest rate spread for Bankers’ Acceptance Rate is between 2.75% and 4.0%.   As of March 31, 2016 the spread on the U.S. Prime based borrowing was 3.0%, Canadian Prime based borrowings was 4.0% and the Canadian’s Banker Acceptance borrowing was 4.00%.

Under the Credit Agreement, the banks are also paid 0.50% annual facility fee payable in quarterly installments.

Specialized Export Facility

The Canadian Revolving Credit facility contains an additional $3,000 Specialized Export Facility that matures on July 1, 2016. Borrowings under the Specialized Export Facility are guaranteed by the Company and Export Development Canada (“EDC”), a corporation established by an Act of Parliament of Canada. Under the Export Facility Liftking can borrow 90% of the total cost of material and labor incurred on export contracts which are subject to the EDC guarantee. The EDC guarantee, which expires on July 1, 2016, is issued under their export guarantee program and covers certain goods that are to be exported from Canada. At March 31, 2016, the maximum the Company could have borrowed based upon available collateral under the Specialized Export Facility was $3,000. Under this facility, the Company can borrow either Canadian or U.S. dollars.

Any borrowings under the facility in Canadian dollars currently bear interest of 3.2% which is based on the Canadian prime rate (the Canadian prime was 2.7% at March 31, 2016). Any borrowings under the facility in U.S. dollars bear interest at the U.S. prime rate (prime was 3.5% at March 31, 2016). Repayment of advances made under the Export Facility are due sixty days after shipment of the goods, or five business days after the borrower receives payment in full for the goods covered by the guarantee (the “Scheduled Payment Date”) or upon the termination of the EDC guarantee.

At March 31, 2016, the Company had outstanding borrowing in connection with the Specialized Export Facility of $2,392.

Notes Payable—Terex- ASV Acquisition

On December 19, 2014, the Company executed a note payable to Terex Corporation for $1,594. The note matures on December 19, 2016 and has an annual interest rate of 4.5%. Interest is payable semi-annually beginning on June 19, 2015. The note was issued in connection with acquisition of 51% interest in ASV from Terex Corporation. The note has an outstanding balance of $1,594 at March 31, 2016.

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

At March 31, 2016, the Inventory Note and the Equipment Note had balances of $124 and $65, respectively.

Note Payable—Bank

At March 31, 2016, the Company has a $512 note payable to a bank. The note dated January 5, 2016 had an original principal amount of $701 and an annual interest rate of 3.5%. Under the terms of the note the company is required to make eleven monthly payments of $65 commencing January 30, 2016. The proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums.

CVS Debt

CVS Short-Term Working Capital Borrowings

At March 31, 2016, CVS had established demand credit facilities with twelve Italian banks. Under the facilities, CVS can borrow up to €375 ($427) on an unsecured basis and additional amounts as advances against orders, invoices and letter of credit with a total maximum facilities (including the unsecured portion) of €18,031 ($20,537). The Company has granted guarantees in respect to available credit facilities in the amount of €588 ($669).  The maximum amount outstanding is limited to 80% of the assigned accounts receivable if there is an invoice issued or 50% if there is an order/contract issued. The banks will evaluate each request to borrow individually and determine the allowable advance percentage and interest rate. In making its determination the bank considers the customer’s credit and location of the customer.

At March 31, 2016, the banks had advanced CVS €8,194 ($9,333) at variable interest rates which currently range from 2.25% to 6.25%.

At March 31, 2016, the Company has guaranteed €588 ($669) of CVS’s outstanding debt.

Notes Payable

At March 31, 2016, CVS has a €666 ($759) note payable to a bank. The note dated March 27, 2015 had an original principal amount of €1,000 ($1,139) and an annual interest rate of EURIBOR 3 month plus 140 basis points. Under the terms of the note CVS is required to make twelve quarterly principal and interest payments beginning on June 30, 2015 through March 31, 2018. The Company does not guarantee any of the borrowing.

At March 31, 2016, CVS has a €2,363 ($2,691) note payable to a bank. The note dated March 4, 2015 had an original principal amount of €2,363 ($2,691) and an annual interest rate of 0.50% on €2,127 ($2,423) and 3.65% on the balance of €236 ($269). Under the terms of the note CVS is required to make sixteen semi-annual principal payments beginning on December 31, 2016 thru June 30, 2024. CVS is also required to make nineteen semi-annual interest payments beginning on June 30, 2015 through June 30, 2024. The Company is guaranteeing €236 ($269) of the borrowing.

At March 31, 2016, CVS has a €919 ($1,046) note payable to a bank. The note dated October 20, 2015 had an original principal amount of €1,000 ($1,139) and an annual interest rate of 1.850%. Under the terms of the note CVS is required to make twelve quarterly principal and interest payments beginning on January 20, 2016, through October 20, 2018. The Company does not guarantee any of the borrowing.

Acquisition note—Valla

In connection with the acquisition of Valla, the Company executed a note payable.  At March 31, 2016, the note a balance of €79 ($90) and is payable on December 31, 2016.

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

ASV Revolving Loan Facility with JPMCB

On December 19, 2014 ASV entered into a $35,000 revolving loan facility as amended with JPMCB (“JPMCB Credit Agreement”) as the administrative agent, which loan facility includes two sub-facilities: (i) a $1,000 as amended sub-facility for letters of credit, and (ii) a $7,500 sub-facility for loans to be guaranteed by the Export-Import Bank of the United States of America (“Ex-Im Bank Loans”). A portion of the JPMCB Credit Agreement was used to fund certain transaction costs and payments required by ASV under the ASV arrangement. The remainder of the loan amount will be available to ASV for its general working capital needs.

The $35,000 revolving loan facility is a secured financing facility under which borrowing availability is limited to existing collateral as defined in the agreement. The maximum amount available is limited to (1) the sum of 85% of eligible receivables, plus (2) the lesser of (i) 65% of eligible inventory valued at the lower of cost or market value or (ii) 85% of eligible inventory valued at the net orderly liquidation value, reduced by (3) (i) certain reserves determined by JPMCB, (ii) the amount of outstanding standby letters of credit issued under the JPMCB Credit Agreement and (iii) the amount of outstanding Ex-In Bank loans. The facility matures on December 19, 2019. At March 31, 2016, ASV had drawn $16,653 under the JPMCB Credit Agreement. The JPMCB Credit Agreement bears interest at ASV’s option at JPMCB’ prime rate plus a spread or an adjusted LIBOR rate plus a spread. The interest rate spread for prime rate is between 0.50% and 1.00% and for LIBOR the spread is between 1.50% and 2.00% in each case with the spread being based on the aggregate amount of funds available for borrowing by ASV under the JPMCB Credit Agreement, as defined in the JPMCB Credit Agreement. The base rate and LIBOR spread is currently 1.00% and 2.00%, respectively. Funds borrowed under the LIBOR options can be borrowed for periods of one, two, three or six months. At March 31, 2016, the maximum ASV could borrow based on available collateral was capped at $20,821.

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

ASV Term Loan with Garrison

On December 19, 2014 ASV entered into a $40,000 term loan facility as amended with Garrison (“Garrison Credit Agreement”) as the administrative agent. A portion of the Garrison Credit Agreement was used to fund certain transaction costs and payments required by ASV under the ASV arrangement.

At March 31, 2016, ASV had a remaining principal balance of $33,500 (less $2,016 debt issuance cost, for a net debt of $31,484) under the Garrison Credit Agreement. The Garrison Credit Agreement bears interest, at a one-month adjusted LIBOR rate plus a spread of between 10.5% and 11.0%. The spread is based on the ratio of ASV’s total debt to its EBITDA, as defined in the Garrison Credit Agreement. The LIBOR spread is currently 11.0%. The interest rate for the period ending March 31, 2016 was 12.0%.  Debt issuance costs offset against the Garrison term note totaled $2,016 at March 31, 2016 (resulting in an effective rate of 12.8%).

ASV is obligated to make quarterly principal payments of $500 commencing on April 1, 2015. Additionally, ASV made a principal payment of $4,000 on March 15, 2016.  Any unpaid principal is due on maturity, which is December 19, 2019. Interest is payable monthly.

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

PM Group Short-Term Working Capital Borrowings

At March 31, 2016, PM Group had established demand credit and overdraft facilities with seven Italian banks and seven banks in South America. Under the facilities, PM Group can borrow up to approximately €24,889 ($28,349) for advances against invoices, and letter of credit and bank overdrafts. Interest on the Italian working capital facilities is charged at the 3-month or 6-month Euribor plus 200 basis points, while interest on overdraft facilities is charged at the 3 month Euribor plus 350 basis points. Interest on the South American facilities is charged at a flat rate of points for advances on invoices ranging from 8% - 20%.

At March 31, 2016, the Italian banks had advanced PM Group €18,542 ($21,119), at variable interest rates, which currently range from 1.51% to 1.76%. At March 31, 2016, the South American banks had advanced PM Group €188 ($214). Total short-term borrowings for PM Group were €18,730 ($21,333) at March 31, 2016.

PM Group Term Loans

At March 31, 2016, PM Group has a €13,766 ($15,679) term loan with two Italian banks, BPER and Unicredit. The term loan is split into three separate notes and is secured by PM Group’s common stock.  Debt issuance costs offset against these term loans totaled $1,286 at March 31, 2016.

The first note has an outstanding principal balance of €3,901 ($4,443), is charged interest at the 6-month Euribor plus 236 basis points, effective rate of 2.32% at March 31, 2016. The note is payable in semi-annual installments beginning June 2017 and ending December 2021. The second note has an outstanding principal balance of €4,865 ($5,541), is charged interest at the 6-month Euribor plus 286 basis points, effective rate of 2.82% at March 31, 2016. The note is payable in semi-annual installments beginning June 2017 and ending December 2021. The third note has an outstanding principal balance of €5,000 ($5,695) and is non-interest bearing. The note is payable in two semi-annual installments beginning June 2016 and ending December 2017 and a final balloon payment in December 2022. Accrued deferred interest on these notes through the date of acquisition at January 15, 2015, totaled €4,857 ($5,532) and is payable in semi-annual installments beginning June 2015 and ending December 2016. At March 31, 2016, the remaining deferred interest was €1,481 ($1,687) as the original amount was reduced when the payments of the installments were made.

An adjustment in the purchase accounting to value the non-interest bearing debt at its fair market value was made. At January 15, 2015 it was determined that the fair value of the debt was €1,460 or $1,663 less than the book value. This reduction is not reflected in the above descriptions of PM debt. This discount is being amortized over the life of the debt and being charged to interest expense. As of March 31, 2016 the remaining balance was €986 or $1,123 has been offset to the debt.

PM Group is subject to certain financial covenants as defined by the debt restructuring agreement with BPER and Unicredit including maintaining (1) Net debt to EBITDA, (2) Net Debt to equity, and (3) EBITDA to net financial charges ratios. The covenants are measured on a semi-annual basis.

At March 31, 2016 PM Group has unsecured borrowings with five Italian banks totaling €13,404 ($15,267). Interest on the unsecured notes is charged at the 3-month Euribor plus 250 basis points, effective rate of 2.37% at March 31, 2016. Principal payments are due on a semi-annual basis beginning June 2019 and ending December 2021. Accrued interest on these borrowings through the date of acquisition at January 15, 2015, totaled €741 ($844) and is payable in semi-annual installments beginning June 2019 and ending December 2019.

Autogru PM RO, a subsidiary of PM Group, fully repaid the former note payable and entered into two new note payables in October 2015 totaling €947 ($1,028). The first note is payable in 60 monthly principal installments of €8 ($9), plus interest at the 1-month Euribor plus 300 basis points, effective rate of 3.00% at March 31, 2016, maturing October 2020. At March 31, 2016, the outstanding principal balance of the note was €506 ($576). The second new note is payable in one instalment in October 2016 is charged interest at the 1-month Euribor plus 250 basis points, effective rate of 2.50% at March 31, 2016. At March 31, 2016, the outstanding principal balance of the note was €440 ($501).

PM has interest rate swaps with a fair market value at March 31, 2016 of €734 or $836 which has been included in debt.

Capital leases

Georgetown facility

The Company leases it Georgetown facility under a capital lease that expires on April 30, 2028.  The currently monthly rental payment is $62.  The lease has rent escalation provision pursuant to which rent is increased commencing on September 1, 2016, and each subsequent September 1 during the term of the lease by 3% per increase.  At March 31, 2016, the outstanding capital lease obligation is $5,374.

Winona facility

The Company had a five year lease which expired in July 10, 2014 that provides for monthly lease payments of $25 for its Winona, Minnesota facility. The Company has an option to purchase the facility for $500 by giving notice to the landlord of its intent to purchase the Facility. The Landlord must receive such notice at least three months prior to end of the Lease term. The purchase of the facility is expected to be completed during 2016. At March 31, 2016, the Company has outstanding capital lease obligation of $500, the amount of the purchase option.

Equipment

The Company has entered into a lease agreement with a bank pursuant to which the Company is permitted to borrow 100% of the cost of new equipment with 60  months repayment periods, respectively. At the conclusion of the lease period, for each piece of equipment the Company is required to purchase that piece of leased equipment for one dollar.

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

The following is a summary of amounts financed under equipment capital lease agreements:

				Balance as of
	Amount Borrowed	Repayment Period	Amount of Monthly Payment	March 31, 2016
New equipment	$1,166	60	$22	$694

The Company has one additional capital lease. As of March 31, 2016, the capitalized lease obligation was $22.

Operating leases

The Company entered into three sale lease back transactions during the three months ended March 31, 2016 with total proceeds of $4,080.  The equipment operating leases have 60 month terms and require monthly payments ranging from $18 to $42.

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

As of March 31, 2016, the note had a remaining principal balance of $6,770 and an unamortized discount of $730. The difference between current unamortized discount and the $893 initially recorded represents $163 of amortization of excess discount.

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

As of March 31, 2016, the note had remaining principal balance of $14,412 and an unamortized discount of $588. The difference between current unamortized discount and the $714 initially recorded represents $126 of amortization of excess discount. Debt issuance costs offset against this note totaled $440 at March 31, 2016.

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

On May 5, 2011, Company entered into two separate settlement agreements with two plaintiffs. As of March  31, 2016, the Company has a remaining obligation under the agreements to pay the plaintiffs $1,520 without interest in 16 annual installments of $95 on or before May 22 of each year. On, February 3, 2016, the Company entered into another legal settlement with a single plaintiff for €640 ($729). The liability had been fully accrued and resulted in no gain or loss. The Company has paid €240 ($273). As of March 31, 2016 the Company has a remaining obligation under the agreement to pay the plaintiff €400 ($456) without interest in 20 monthly installments of €20 ($23). The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total payment will be charged to interest expense over payment period.

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

Lifting Equipment Segment

The Lifting Equipment segment is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes, predominately through a network of dealers, a diverse group of products that serve different functions and are used in a variety of industries. The Company markets a comprehensive line of boom trucks, a truck crane and sign cranes, a complete line of rough terrain forklifts, including both the Liftking and Noble product lines, as well as special mission oriented vehicles, and other specialized carriers, heavy material handling transporters and steel mill equipment. The Company also manufacturers a number of specialized rough terrain cranes and material handling products, including 15 and 30-ton cab down rough terrain cranes. Company lifting products are used in industrial applications, energy exploration and infrastructure development in the commercial sector and for military applications. The company’s specialized rough terrain cranes primarily serve the needs of the construction, municipality, and railroad industries. Through one of its Italian subsidiaries, the Company manufactures and distributes reach stackers and associated lifting equipment for the global container handling markets.  The Valla product line offers a full range of pick and carry cranes from 2 to 90 tons, using electric, diesel, and hybrid power options. Its cranes offer wheeled or tracked, fixed or swing boom configurations, with dozens of special applications designed specifically to meet the needs of its customers. The Company also manufactures and markets a comprehensive line of specialized trailer tanks for liquid and solid storage and containment. The tank trailers are used in a variety of end markets such as petrochemical, waste management and oil and gas drilling. As of January 15, 2015, the Company acquired the PM Group S.p.A. (“PM”). PM is a leading Italian manufacturer of truck mounted hydraulic knuckle boom cranes with a 50-year history of technology and innovation, and a product range spanning more than 50 models. Its largest subsidiary, Oil & Steel, S.p.A. (“O&S”), is a manufacturer of truck-mounted aerial platforms with a diverse product line and an international client base.

ASV Segment

ASV manufactures a line of high quality compact rubber tracked and skid steer loaders. The ASV products are distributed through Terex Corporation (“Terex”) distribution channels as well as through the Company and other independent dealers. This independent dealer network now has over 100 locations.  The products are used in the site clearing, general construction, forestry, golf course maintenance and landscaping industries, with general construction being the largest market.

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

PM Group results are included in the Company’s results from January 15, 2015, the date of acquisition.

The following is financial information for our three operating segments, i.e., Lifting Equipment, Equipment Distribution and ASV:

	Three Months Ended March 31,
	2016	2015
Net revenues
Lifting Equipment	$70,189	$66,662
Equipment Distribution	5,551	3,490
ASV	28,468	32,061
Inter-segment sales	(1,847)	(1,171)
Total	$102,361	$101,042
Operating income from continuing operations
Lifting Equipment	$4,228	$2,720
Equipment Distribution	154	30
ASV	1,027	1,979
Corporate expenses	(2,256)	(2,669)
Change in inter-segment profit in inventory elimination	204	(10)
Total operating income	$3,357	$2,050

During the quarter ended March 31, 2016, the Company’s CVS subsidiary sold its terminal tractor product line to a related party.  The transaction totaled €2,839 ($3,119) inclusive of VAT taxes and resulted in a gain of €1,987 ($2,212), which is included in other income on the Consolidated Statement of Operations.  In connection with this transaction, CVS paid a $540 commission to the Distribution segment in connection with the transaction for services that were provided.  Revenues for the Distribution segment include this commission.  The Lifting segments operating expense includes an offsetting commission expense.  Both aforementioned intercompany commission revenue and expense has been eliminated in the Company’s consolidated results for the three months ended March 31, 2016.

Equipment segment operating earnings includes amortization The Lifting of $1,104 and $863 for the three months ended March 31, 2016 and 2015, respectively. The Equipment Distribution segment operating earnings includes operating earnings includes amortization of $37 and $37 for the three months ended March 31, 2016 and 2015, respectively. The ASV segment operating earnings includes amortization of $637 and $795 for the three months ended March 31, 2016 and 2015, respectively.

	March 31, 2016	December 31, 2015
Total Assets
Lifting Equipment	$286,726	$265,927
Equipment Distribution	11,024	14,585
ASV	124,532	120,635
Corporate	1,848	1,712
Total	$424,130	$402,859

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

As of March 31, 2016 the Company had an accounts receivable of $120 from Lift Ventures, LiftMaster and SL and accounts payable of $7, $248 and $418 to BGI, Lift Ventures and SL, respectively.  As of December 31, 2015 the Company had an accounts receivable of $157 and $41 from SL and Lift Ventures, respectively and accounts payable of $150, $244 and $2 to SL, Lift Ventures and BGI respectively.

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

		Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Rent paid	Bridgeview Facility (1)	$65	$65
Sales to:	SL Industries, Ltd.	$32	$—
Purchases from:
	Lift Ventures	$454	$—
	SL Industries, Ltd.	917	1,575
	LiftMaster	1	—
Total Purchases		$1,372	$1,575

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

Transactions with Terex

At March 31, 2016, ASV has accounts receivable due from Terex for $769 which is shown on the balance on the line titled “accounts receivable from related party” and accounts payable of $1,346 on the line titled “accounts payable related parties”.  At December 31, 2015, accounts receivable due from Terex was $388 and accounts payable owed to Terex was $1,413.

The Company has the following notes payable to Terex:

	March 31,	December 31,
	2016	2015
Note related to Crane and Schaeff acquisition	$—	$250
Note payable related to ASV acquisition	$1,594	$1,594
Convertible note, (net)	$6,770	$6,737

See Note 7, Note 13 and Note 14 for additional details regarding the above debt obligations.

The following is a summary of the amounts attributable to certain Terex transactions as described in the footnotes to the table, for the periods indicated:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Sales to Terex	$867	$597
Purchases from Terex	$2,092	$1,106

In addition to the above referenced purchases, ASV expensed $764 and $907 in connection with the Distribution and Cross Marketing Agreement for the three months ended March 31, 2016 and 2015, respectively and $51 and $84 in connection with the Service Agreement for the three months ended March 31, 2016 and 2015, respectively.

On March 4, 2016, CVS and Terex Operations Italy S.R.L. (“TOI”) entered into an agreement whereby TOI acquired certain inventories and intellectual property related to CVS’ terminal tractor line.  The transaction totaled €2,839 ($3,119) inclusive of VAT taxes and resulted in a gain of €1,987 ($2,212), which is included in other income on the Consolidated Statement of Operations.  The transaction also contained a contract manufacturing requirement for CVS to continue production of the terminal tractor line for TOI for a period of nine months.  After this period of time CVS will have the access to terminal tractor equipment directly from TOI under a private label agreement.

On March 11, 2016, Terex made an additional $2,450 equity contribution to ASV.

18. Income Taxes

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. The annual effective tax rate (excluding discrete items) is estimated to be approximately 26.6% for 2016. The effective tax rate is based upon the Company’s anticipated earnings both in the U.S. and in foreign jurisdictions.

The 2016 effective tax rate is lower than the statutory rate of 35% primarily related to earnings in foreign jurisdictions which are taxed at lower rates, and the non-taxable portion of ASV’s earnings.

For the three months ended March 31, 2016, the Company recorded an income tax expense of $517 which consisted primarily of anticipated federal, state and local, and foreign taxes. For the three months ended March 31, 2015, the Company recorded an income tax expense of $31 which consisted primarily of anticipated federal, state and local, and foreign taxes.

The Company’s total unrecognized tax benefits as of March 31, 2016 and 2015 were approximately $936 and $219, which, if recognized, would affect the Company’s effective tax rate. Included in the unrecognized tax benefits is a liability for the PM Group’s potential IRES and IRAP audit adjustments for the tax years 2009 – 2013. Depending upon the final resolution of the PM Group’s audit, the liability could be higher or lower than the amount recorded at March 31, 2016.

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

Note 19. Discontinued Operations

Company Sells Load King

On December 28, 2015, the Company completed the sale of the membership interests of Load King, LLC

The following is the detail of major line items that constitute the income from discontinued operations:

For the Three
Months Ended
2015
Net revenues	$4,840
Cost of sales	4,239
Research and development costs	115
Selling, general and administrative expenses	394
Interest expense	90
Other income	8
Income from discontinued operations before income taxes	10
Income tax related to discontinued operations	3
Net income on discontinued operations	$7

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements and are intended to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to, among other things, the Company’s expectations, beliefs, intentions, future strategies, future events or future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include, without limitation: (1) projections of revenue, earnings, capital structure and other financial items, (2) statements of our plans and objectives, (3) statements regarding the capabilities and capacities of our business operations, (4) statements of expected future economic conditions and the effect on us and on our customers, (5) expected benefits of our cost reduction measures, and (6) assumptions underlying statements regarding us or our business. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements are only predictions. Our actual results may differ materially from information contained in these forward looking-statements for many reasons, including, without limitation, those described below and in our 2015 Annual Report on Form 10-K for the fiscal year ended December 31, 2015, in the section entitled “Item 1A. Risk Factors,”

(1)	Substantial deterioration in economic conditions, especially in the United States and Europe;
(2)	our customers’ diminished liquidity and credit availability;

(3)	difficulties in implementing new systems, integrating acquired businesses, managing anticipated growth, and responding to technological change;
(4)	our ability to negotiate extensions of our credit agreements and to obtain additional debt or equity financing when needed;
(5)	our level of indebtedness and our ability to meet financial covenants required by our debt agreements;
(6)	increases in interest rates;
(7)	government spending, fluctuations in the construction industry, and capital expenditures in the oil and gas industry;
(8)	the performance of our competitors;
(9)	shortages in supplies and raw materials or the increase in costs of materials;
(10)	the cyclical nature of the markets we operate in;
(11)	product liability claims, intellectual property claims, and other liabilities;
(12)	the volatility of our stock price;
(13)	future sales of our common stock;
(14)	the willingness of our stockholders and directors to approve mergers, acquisitions, and other business transactions;
(15)	currency transactions (foreign exchange) risks and the risks related to forward currency contracts;
(16)

certain provisions of the Michigan Business Corporation Act and the Company’s Articles of Incorporation, as amended, Amended and Restated Bylaws, and the Company’s Preferred Stock Purchase Rights may discourage or prevent a change in control of the Company; and

(17)	a substantial portion of our revenues are attributed to limited number of customers which may decrease or cease purchasing any time
(18)	a disruption or breach in our information technology systems;
(19)	the carrying value of our goodwill and other indefinite –lived intangible assets could become impaired; and
(20)	other factors.

The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. We do not undertake, and expressly disclaim, any obligation to update this forward-looking information, except as required under applicable law. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of the Company appearing elsewhere within this Form 10-Q.

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

PM Group, S.p.A. (“PM”) is a leading Italian manufacturer of truck mounted hydraulic knuckle boom cranes with a 50-year history of technology and innovation, and a product range spanning more than 50 models. Its largest subsidiary, Oil & Steel, S.p.A. (“O&S”), is a manufacturer of truck-mounted aerial platforms with a diverse product line and an international client base.

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

CVS Ferrari, srl (“CVS”) designs and manufactures a range of reach stackers and associated lifting equipment for the global container handling market, that are sold through a broad dealer network. The Valla product line offers a full range of precision pick and carry cranes from 2 to 90 tons, using electric, diesel, and hybrid power options. Its cranes offer wheeled, tracked and fixed or swing boom configurations, with special applications designed specifically to meet the needs of its customers.

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

ASV Segment

A.S.V., LLC (“ASV”) manufactures a line of high quality compact track and skid steer loaders. The products are used in the site clearing, general construction, forestry, golf course maintenance and landscaping industries, with general construction being the largest market. The ASV products are distributed through the Terex distribution channels as well as through the Company and other independent dealers. The Company has a 51% ownership interest in ASV.

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

Discontinued Operations

Manitex Load King, LLC (“Load King”) manufactures specialized custom trailers and hauling systems typically used for transporting heavy equipment. Load King trailers serve niche markets in the commercial construction, railroad, military and equipment rental industries through a dealer network.  Load King was sold on December 28, 2015 and is presented as a discontinued operation

Economic Conditions

Beginning with recent resurgence of the U.S. on shore oil industry, a significant portion of the Company’s revenues has been attributed to the North American energy sector.  Crude oil prices fell sharply during the fourth quarter of 2014 and remained in the fifty dollar per barrel range through June 2015. After that point oil prices began to again erode significantly decreasing to under $30 dollar a barrel. As result, the number of oil rigs in service has dropped from approximately from 1,600 in January 2015 to 500 at the end of 2015.

As a result of this decrease in rig count, the oil and gas industry further curtailed purchasing that began in 2014 and began selling excess equipment into the general construction market, which further depressed the demand for boom trucks.  We have recently observed a slight moderating of the sell-off of excess equipment by the energy sector and are hopeful that the selloff of excess equipment by the energy sector will be largely completed by the end of 2016.  The aforementioned factors resulted in a significant decrease in revenues during 2015 and during the first quarter of 2016 from the sale of boom trucks, mobile tanks and used equipment.

The market for a number of the Company’s products, including the PM knuckle boom cranes, ASV compact track loader skid steer loaders, military forklifts and port handling equipment have not been significantly affected by the decrease in oil prices. The markets for these products have either been stable or growing. In particular the market for knuckle boom cranes, including the North American market, is continuing to grow. PM currently has a very small share of the market for knuckle boom cranes in North America. The Company has started to manufacture knuckle boom cranes in the United State and is marketing them through the Company’s current distribution channels. The Company currently has a strong presence in North America for its boom trucks. The Company believes that it can significantly increase the Company’s share for knuckle boom cranes in North American. The Company believes this is an immediate opportunity that will continue to grow over time.

At the end of the quarter, the Company backlog was $79 million, including orders from ASV and PM that now comprise 39% of the total backlog at March 31, 2016.

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

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Net income from continuing operations for the three month periods ended March 31, 2016 and 2015

For the three months ended March 31, 2016 and 2015 the Company had a net income from continuing operations of $1.3  million and $0.1 million, respectively.

For the three months ended March 31, 2016, the net income from continuing operations of $1.3 million consisted of revenue of $102.4 million, cost of sales of $83.9 million, research and development costs of $1.5 million, SG&A expenses of $13.6 million, interest expense of $3.1 million, foreign currency loss of $0.5 million, other income of $2.1 million and income tax expense of $0.5 million.

For the three months ended March 31, 2015, the net income from continuing operations of $0.1 million consisted of revenue of $101.0 million, cost of sales of $83.0 million, research and development costs of $1.1 million, SG&A expenses of $14.9 million, interest expense of $2.8 million, foreign currency transaction gain of $0.9 million and income tax expense of $ 0.0  million.

Net revenues and gross profit —For the three months ended March 31, 2016, net revenues and gross profit were $102.4 million and $18.4 million, respectively. Gross profit as a percent of revenues was 18.0% for the three months ended March 31, 2016. For the three months ended March 31, 2015, net revenues and gross profit were $101.0 million and $18.0 million, respectively. Gross profit as a percent of revenues was 17.8% for the three months ended March 31, 2015.

Net revenues increased $1.4 million or 1.4% to $102.4 million for the three months ended March 31, 2016 from $101.0 million for the comparable period in 2015. Revenues increased $3.5 million or 5.3% in the Lifting segment, $2.1 million or 59.1% in the Equipment Distribution segment and decreased $3.6 million or 11.2% in the ASV segment. In the Lifting segment, revenues for the three months ended March 31 2016 included a complete quarter of revenues for PM Group, compared to seventy five days from the date of acquisition in the three months ended March 31, 2015, which accounted for $3.3 million, or the majority, of the increase. Sales of straight mast and industrial cranes were down year over year by approximately $3.6 million with sale skewed to lower capacity units with this being offset by increased sales of military material handling equipment. In the ASV segment, the reduced revenues resulted from a $5.3 million reduction in sales of undercarriages compared to the prior year period due to the timing of customer production in the prior year. In the Equipment Distribution segment, the sales increase was principally related to the sale of equipment at no margin for the continued development of a national rental fleet. Excluding these sales, revenues from sales of new retail and remarketed equipment continue to be adversely affected by the soft market demand for crane equipment.

Our gross profit percent increased 0.2% to 18.0% for the three months ended March 31, 2016 from 17.8% for the three months ended March 31, 2015. The change is attributed to changes in product mix offset by the impact of decreased volume for crane products.

Research and development —Research and development was $1.5 million for the three months ended March 31, 2016 compared to $1.1 million for the same period in 2015.. Expenditure was relatively consistent with the prior year period with the exception of ASV and PM, both of which increased expenditures related to product development projects expected to be launched later in the year.

Selling, general and administrative expense —Selling, general and administrative expense for the three months ended March 31, 2016 was $13.6 million compared to $14.9 million for the comparable period in 2015, a decrease of $1.3 million. Included in the prior year period were costs related to acquisition transactions, restructuring and related expense totaling $2.2 million, and  PM S,G&A expenses were up $0.8 million as their first quarter last year had only 75 days.   Other changes in S,G&A resulted in net $0.1 million increase.

Operating income —For the three months ended March 31, 2016 and 2015 the Company had operating income of $3.4 million and $2.1 million, respectively. Operating income increased as there was an increase in gross profit and decrease in operating expense.

Interest expense —Interest expense was $3.1 million for the three months ended March 31, 2016 compared to $2.8 million for the comparable period in 2015, an increase of $0.3. The increase in interest expense is attributed to higher interest on revolving credit lines and some term debt, and increased borrowing on our revolving credit and working capital facilities.

Foreign currency transaction gains and losses —For the three months ended March 31, 2016, foreign currency losses were $0.5 million compared to gains of $0.9 for the comparable period in 2015. As stated in the past, the Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds.  A substantial portion of the gains and loss relate changes in the Argentinian peso.  The Company has not been able to identify a strategy to effectively hedge the currency risks related to the Argentinian peso.  The Company records at the balance sheet date the forward currency exchange contracts at their market value with any associated gain or loss being recorded in current earnings as a currency gain or loss.

Other income— On March 4, 2016, CVS and Terex Operations Italy S.R.L. (“TOI”) entered into an agreement whereby TOI acquired certain inventories and intellectual property related to CVS’ terminal tractor line.  The transaction totaled €2,839 ($3,119) inclusive of VAT taxes and resulted in a gain of €1,987 ($2,212), which is included in other income on the Consolidated Statement of Operations at March 31, 2016.

Income tax — For the three months ended March 31, 2016 and 2015 the Company recorded an income tax expense of $0.5 and $0.0 million, respectively. The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. The annual effective tax rate (excluding discrete items) for 2016 is estimated to be approximately 26.6%, while the actual annual effective tax rate for 2015 was 21.6%.

The 2016 effective tax rate is lower than the statutory rate of 35% primarily related to earnings in foreign jurisdictions which are taxed at lower rates, and the non-taxable portion of A.S.V.’s earnings.

Net income —Net income for the three months ended March 31, 2016 was $1.3 million. This compares with a net income for the three months ended March 31, 2015 of $0.1 million. The change in net income is explained above.

Segment information

Lifting Equipment Segment

	Three Months Ended March 31,
	2016	2015
Net revenues	$70,189	$66,662
Operating income (1)	4,228	2,720
Operating margin	6.0%	4.1%

(1)	Segment operating income does not include an allocation of corporate expenses. See the Reconciliation to the Income Statement below.

Net revenues

Net revenues increased $3.5 million to $70.2 million for the three months ended March 31, 2016 from $66.7 million for the comparable period in 2015.  PM Group sales were up reflecting a full quarter of sales in 2016 compared to 75 days in the first quarter of 2015, but also showed sales growth in North America and both Western and Eastern Europe.   PM product mix was relatively stable year over year with the exception of stronger demand in 2016 for aerial platforms. Sales of Manitex straight mast and industrial cranes were down year over year by approximately $3.6 million, with a sales mix skewed to lower capacity units. Sales of military material handling equipment increased year over year with shipments under our long term contracts ramping up in the quarter.

Operating income and operating margins

Operating income of $4.2 million for the three months ended March 31, 2016 was equivalent to 6.0% of net revenues compared to an operating income of $2.7 million for the three months ended March 31, 2015 or 4.1% of net revenues.  The three months ended March 31, 2015 included $1.5 million of acquisition transaction and restructuring related expenses, without which operating income year over year would be flat and operating margin would be a year over year decrease of 0.4%. Gross profit margin was adversely affected by lower volumes  at certain facilities affecting absorption,  higher sales of lower capacity straight mast cranes and chassis which was partially offset by stronger margins on military sales.  Lower operating expenses resulting from cost containment actions partially offset the lower margin on sales.

ASV Segment

	Three Months Ended March 31,
	2016	2015
Net revenues	$28,468	$32,061
Operating income	1,027	1,979
Operating margin	3.6%	6.2%

Net revenues

Net revenues for the three months ended March 31, 2016 were $28.5 million compared to $32.1 million for the three months ended March 31, 2015. Net revenues of $28.5 million were $3.6 million lower than the first quarter of 2015, with the shortfall in revenues resulting from a $5.3 million decrease in undercarriages sales partial offset by  a 9% increase in sales of machines. Undercarriage sales in the first quarter of 2015 were elevated due to the pull ahead of orders by the customer to accommodate their production schedules. Sales of machines improved 9% year over year and ASV branded product continued to expand on a quarter over quarter basis as the company continued to sign new ASV branded distribution dealers.

Operating income and operating margins

Operating income of $1.0 million for the three months ended March 31, 2016 was equivalent to 3.6% of net revenues compared to $2.0 million or 6.2% of revenues in the three months ended March 31, 2015.  Gross profit margins for the three months ended March 31 2016 were negatively impacted by tighter pricing in certain machine categories which was partially offset the improved mix of track loaders compared to skid steers.  The decrease in operating profit is entirely due to a decrease in  gross profit, due to a decrease in revenue and the gross profit percent, as operating expenses decreased $0.4 million.

   Equipment Distribution Segment

	Three Months Ended March 31,
	2016	2015
Net revenues	$5,551	$3,490
Operating income	154	30
Operating margin	2.8%	0.9%

Net revenues

Net revenues increased $2.1 million to $5.6 million for the three months ended March 31, 2016 from $3.5 million for the comparable period in 2015. Sales of new and remarketed equipment were lower than the comparative period with the exception of sales at zero margin to expand the division’s rental fleet operations. The lower level of retail sales, reflecting the continuing soft demand for equipment, was partially offset by improved parts, service and other revenues that benefited from improving construction activity.  Sales of remarketed product were lower in part due to lower demand from Canada due to the adverse currency impact from the strong US dollar. Revenues for the segment during the quarter ended March 31, 2016 included $0.5 million of commission in connection with services that were provided for the Company’s sale of its terminal tractor product line to a related party.

Operating income and operating margins

The Equipment Distribution segment had an operating income of $0.2 million and $0.03 million for the three months ended March 31, 2016 and 2015, respectively. Excluding the benefit from the commission sale, operating margin would have been a loss of $0.4 million, the result of decrease in gross profit.

Reconciliation to Statement of Income:

	Three Months Ended March 31,
	2016	2015
Revenues:
Lifting Equipment	$70,189	$66,662
ASV	28,468	32,061
Equipment Distribution	5,551	3,490
Elimination of intersegment sales	(1,847)	(1,171)
Total	$102,361	$101,042

	Three Months Ended March 31,
	2016	2015
Operating Income:
Lifting Equipment	$4,228	$2,720
ASV	1,027	1,979
Equipment Distribution	154	30
Corporate expenses	(2,256)	(2,669)
Change in intersegment profit in inventory elimination	204	(10)
Total	$3,357	$2,050

Liquidity and Capital Resources

Cash and cash equivalents were $3.9 million at March 31, 2016 compared to $8.6 million at December 31, 2015. In addition, the Company has U.S. and Canadian revolving credit facilities, with maturity dates of August 19, 2018 and our Canadian Subsidiary has a specialized export facility. Additionally, ASV has a revolving credit facility, which is for its sole use. At March 31, 2016 the Company had approximately $8 million available in North America to borrow under its revolving credit facilities. ASV has a revolving credit facility with approximately $4.2 million of availability.

At March 31, 2016, CVS had established demand credit facilities with twelve Italian banks. Under the facilities, CVS can borrow up to €0.4 million ($0.4 million) on an unsecured basis and additional amounts as advances against orders, invoices and letter of credit with a total maximum facilities (including the unsecured portion) of €18 million ($20.5 million). The maximum amount outstanding is limited to 80% of the assigned accounts receivable if there is an invoice issued or 50% if there is an order/contract. The banks will evaluate each request to borrow individually and determine the allowable advance percentage and interest rate. In making its determination the bank considers the customer’s credit and location of the customer. At March 31, 2016, the banks had advanced CVS €8.2 million ($9.3 million) and had issued performance bonds which total €1.5 million ($1.7 million), which also count against the maximum that can be borrowed under these facilities.

At March 31, 2016, the PM Group had established working capital facilities with seven Italian and seven South American banks. Under these facilities, the PM Group can borrow $28.3 million against orders, invoices and letters of credit. At March 31, 2016, the PM Group had received advances of $21.3 million. Future advances are dependent on having available collateral.

During the three months ended March 31, 2016, total debt increased by $11.1 million to $183.1 million at March 31, 2016 from  $172.0 million at December 31, 2015.

The following is a summary of the net increase in our indebtedness from December 31, 2015 to March 31, 2016:

Facility	Increase/ (decrease)
U.S. Revolver	$1.3	million
Canadian Revolver	(0.3)	million
Specialized export facility	0.6	million
Note payable—bank (insurance premiums)	0.5	million
Comerica Term loan	(2.2)	million
Note payable—Terex	(0.3)	million
Capital leases-buildings	—	million
Capital leases-equipment	(0.1)	million
Convertible note—related party	0.1	million
Convertible note—Perella	—	million
ASV Term loan	(4.5)	million
ASV Revolving Credit Facility	4.3	million
Sabre notes payable	(0.1)	million
PM working capital borrowings (See note 13 for details)	5.2	million
PM Term loans (See note 13 for details)	1.2	million
CVS notes payable	—	million
CVS working capital borrowings	5.3	million
	$11.0	million
Debt issuance costs	0.1	million
	$11.1	million

Outstanding borrowings

The following is a summary of our outstanding borrowings at March 31, 2016:

(In millions)

	Outstanding Balance	Interest Rate	Interest Paid	Principal Payment
U.S Revolver	$27.8	4.44 to 6.50%	Monthly	August 19, 2018 maturity
Canadian Revolver	6.9	5.03 to 6.70%	Monthly	August 19, 2018 maturity
Specialized export facility	2.4	3.20%	Monthly	60 days after shipment or 5 days after receipt of payment
Note payable bank (insurance premiums)	0.5	3.50%	Monthly	$0.07 million monthly
Note payable—Terex	1.6	4.50%	Semi-Annual	$0.04 million interest payment June 19, 2016 and $1.64 million interest and principle payment on December 19, 2016
Convertible note—Terex	6.8	7.5%	Semi-Annual	December 19, 2019 maturity
Convertible note—Perella	14.4	7.5%	Semi-Annual	January 7, 2021 maturity
ASV revolving credit facility	16.7	4.5%	Monthly	December 19, 2019 maturity
ASV Term loan	33.5	12.0%	Monthly	$0.50 million quarterly plus interest unpaid balance due December 19, 2019
Capital lease—cranes for sale	0.7	4.4 to 5.6%	Monthly	Over 48 or 60 months
Capital lease—Georgetown facility	5.4	12.50%	Monthly	$0.06 million monthly payment includes interest
Acquisition note—Valla	0.1	1.5%	Annually	$0.1 in 2016
Equipment note—Sabre	0.1	4.0%	Monthly	$0.03 million monthly
Inventory note—Sabre	0.1	4.0%	Monthly	$0.03 million monthly
Capital leases—Winona facility	0.5	n.a	Final Payment	To be paid in 2016
PM unsecured borrowings	16.1	2.37%	Semi-Annual	Variable semi-annual starting June 2019 through December 2021
PM Autogru term loan	0.6	3.00%	Monthly	$0.09 million monthly through October 2020
PM Autogru term loan	0.5	2.50%	Annually	$0.5 million payment due October 2016
PM term loans with related accrued interest, interest rate swaps and FMV adjustments	17.0	0 to 2.82%	Semi-Annual	Variable semi-annual starting June 2016 through December 2022. Payments scheduled for 2016 total $3 million
PM short-term working capital borrowings	21.3	1.5 to 20.0%	Monthly	Upon payment of invoice
CVS notes payable	4.5	0.50 to 3.65%	Quarterly/Semi Annual	Over 12 quarters and 19 semi-annual payments
CVS short-term working capital borrowings	9.3	2.25 to 6.25%	Monthly	Upon payment of invoice or letter of credit
	$186.8
Debt issuance costs	(3.7)

Debt net of issuance costs	$183.1

Future availability under credit facilities

As stated above, the Company had cash of $3.9 million and approximately $8 million available to borrow under its credit facilities at March 31, 2016. ASV has a revolving credit facility with approximately $4.2 million of availability which is for its sole use.

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

2016

Operating activities consumed $20.6 million of cash for the three months ended March 31, 2016 comprised of net income of $1.3 million, non-cash items that totaled $1.8 million and changes in assets and liabilities, which consumed $23.7 million. The principal non-cash items are depreciation and amortization of $3.1 million, increases in allowance for doubtful accounts and inventory reserves that together total $0.6 million, share based compensation of $0.3 million and amortization of deferred financing costs of $0.3 million offset by the gain of $2.2 million on disposal of intellectual property. This gain on disposal of intellectual property is included in investing section of the cash flow statement.  Increases and decreases in other non-cash items offset.

The change in assets and liabilities consumed $23.7 million.  The changes in assets and liabilities had the following impact on cash flows: accounts receivable consumed $23.1 million, inventory consumed $2.9 million, prepaid expenses generated $0.7 million,  accounts payable generated $1.8 million, accrued expenses consumed $0.7 million, other current liabilities generated $0.6 million, and other long-term liabilities consumed $0.1 million.  The increase in accounts receivable is the result of an increase in sales and the fact that a larger portion of first quarter 2016 sales were made towards the end of the quarter.  The increase in inventory is attributed increases inventory at Italian subsidiaries offset by a net decrease in inventory at our other location.  Inventory increased at CVS as they have a larger order that has a longer lead time.  The increase in PM inventory is attributable to higher sales volumes. The decrease in prepaid expenses is the result of receiving a $1.4 million tax refund during the first quarter 2016 partially offset by increase in prepaid insurance balance, due to the annual insurance renewal. The increase in accounts payable is due to timing of vendor payments and raw material purchases.

Investing activities for the three months ended March 31, 2016 generated $4.3 million of cash.  The Company received $2.2 million when the terminal tractor product line was sold and ASV received a $2.5 million capital contributed from the noncontrolling member.   The Company used $0.4 million of cash to purchase machinery and equipment.

Financing activities generated $11.4 million in cash for the three months ended March 31, 2016.  Cash was generated by increases in borrowing under the revolving credit facilities of $5.3 million, and the working capital facilities of $9.3 million and by $4.1 million from a sales and lease back transaction.  Additionally, the Company borrowed $0.7 million to finance a portion of 2016 insurance premiums.  Other financing activities consumed $8.0 million which is primarily related to debt repayments (including capital lease obligations).

2015

Operating activities consumed $15.4 million of cash for the three months ended March 31, 2015 comprised of net income of $0.1 million, non-cash items that totaled $3.9 million and changes in assets and liabilities, which consumed $19.4.

The principal non-cash items are depreciation and amortization of $2.8 million, shared based compensation of $0.6 million, amortization of deferred financing costs of $0.3 million, and $0.2 amortization of debt discounts. The change in assets and liabilities which consumed $19.4 million in cash is principally attributed to paying taxes on the conversion of ASV to an LLC for which a payable of $16.5 million had been established at December 31, 2014. Changes in other assets and liabilities consumed an additional $2.9 million, which is principally related to increase in inventory of $3.3 million and an increase in prepaid expenses of $3.2 million offset by a decrease in accounts receivable of $1.2 million and an increase in accounts payable of $2.7 million. The increase in inventory is attributed to having PM knuckle boom cranes and crane kits in the United States inventory. The crane kits will be mounted on chassis in the United States. These actions have been taken to assist the Company in its efforts to increase PM market penetration in the United States. The increase in prepaid expenses is due to an increase in prepaid insurance (new insurance policy year) and an increase in prepaid taxes in Europe. The increase in accounts payable is due to s and timing of payments to our vendors.

Investing activities for the three months ended March 31, 2015 consumed $19.5 million of cash which primarily represents an acquisition of a business and to a lesser extent investment in equipment.

Financing activities provided $37.2 million in cash for the three months ended March 31, 2015. The increase in borrowings is principally attributed to an increase in borrowing to purchase the PM Group ($15.0 million convertible debt and $14.0 million term loan), an increase under the ASV revolving credit facility (paid taxes on conversion to an LLC) offset by a net decrease in borrowings under the Company’s North American revolving credit facilities & Italian working capital facilities along with term debt and capital leases payments.

Related Party Transactions

For a description of the Company’s related party transactions, please see Note 17 to the Company’s consolidated financial statements entitled “Transactions between the Company and Related Parties.”

Critical Accounting Policies

See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, for a discussion of the Company’s other critical accounting policies.

Impact of Recently Issued Accounting Standards

Recently Issued Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, deferral of the effective date, which amends ASU 2014-09.  As a result, the effective date is the first quarter of 2018, with early adoption permitted.  The Company is evaluating the impact that adoption of this guidance will have on the determination or reporting of its financial results.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (“ASU 2015-17”), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in ASU 2015-17 seek to simplify the presentation of deferred income taxes and require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early application permitted for all entities as of the beginning of an interim or annual reporting period. The Company has not determined the full impact of implementation of this standard, but believes it will not be material to net income.  The Company believes that the main impact of adoption of the standard will be the reclassification of current deferred tax assets that will result in a reduction in deferred tax liabilities.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” (“ASU 2016-02”) requires lessees to recognize assets and liabilities for leases with lease terms of more than 12 months and disclose key information about leasing arrangements. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The update is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is in the process of evaluating the impact of this update on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815),” (“ASU 2016-05”). ASU 2016-05 provides guidance clarifying that novation of a derivative contract (i.e. a change in counterparty) in a hedge accounting relationship does not, in and of itself, require designation of that hedge accounting relationship. The effective date will be the first quarter of fiscal year 2017, with early adoption permitted. Adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815),” (“ASU 2016-06”). ASU 2016-06 simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by clarifying that an exercise contingency does not need to be evaluated to determine whether it relates to interest rates and credit risk in an embedded derivative analysis. The effective date will be the first quarter of fiscal year 2017, with early adoption permitted. Adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” (“ASU 2016-08”). ASU 2016-08 further clarifies principal and agent relationships within ASU 2014-09. Similar to ASU 2014-09, the effective date will be the first quarter of fiscal year 2018 with early adoption permitted in the first quarter of fiscal year 2017. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting,” (“ASU 2016-09”). ASU 2016-09 is intended to simplify several aspects of accounting for share-based payment awards. The effective date will be the first quarter of fiscal year 2017, with early adoption permitted. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing,” (“ASU 2016-10”).  The amendments in ASU 2016-10 are expected to reduce the cost and complexity of applying the guidance on identifying promised goods or services in contracts with customers and to improve the operability and understandability of licensing implementation guidance related to the entity's intellectual property.  Similar to ASU 2014-09, the effective date will be the first quarter of fiscal year 2018 with early adoption permitted in the first quarter of fiscal year 2017.  The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing” (“ASU 2016-10”).  The amendments in ASU 2016-10 are expected to reduce the cost and complexity of applying the guidance on identifying promised goods or services in contracts with customers and to improve the operability and understandability of licensing implementation guidance related to the entity's intellectual property.  Similar to ASU 2014-09, the effective date will be the first quarter of fiscal year 2018 with early adoption permitted in the first quarter of fiscal year 2017.  The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

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

Additionally, various Italian banks have issued performance bonds which total €1.5 million ($1.7 million) and none are guaranteed by the Company.

During the three months ended March 31, 2016, the Company entered into three 60 month equipment operating leases in a sales and lease back transaction and received $4.1 million.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk disclosures have not materially changed since the 2015 Form 10-K was filed. The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2015.

Item 4—Controls and Procedures

Disclosure Controls and Procedures

The Company under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2016.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2016 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

The Company is involved in various legal proceedings, including product liability and workers’ compensation matters which have arisen in the normal course of operations. The Company has product liability insurance with self-insurance retention that ranges from $50 thousand to $0.5 million. ASV product liability cases that existed on date of acquisition have a $4 million self-retention limit. The Company has a $250 thousand per claim deductible on worker compensation claims and aggregates of $1.2 million, $1.3 million, $1.9 million, and $1.6 million for 2013, 2014, 2015 and 2016 policy years, respectively. Certain cases are at a preliminary stage and it is not possible to estimate the amount or timing of any cost to the Company. However, the Company does not believe that these contingencies, in the aggregate, will have a material adverse effect on the Company. Reserves have been established for several liability cases related to the ASV and PM acquisitions. When it is probable that a loss has been incurred and possible to make a reasonable estimate of the Company’s liability with respect to such matters, a provision is recorded for the amount of such estimate or the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

Item 1A—Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2015.

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

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publically Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1—January 31, 2016	7,074	5.95	—	—
February 1—February 29, 2016	—	—	—	—
March 1—March 31, 2016	—	—	—	—
	7,074	$5.95	—	—

Item 3—Defaults Upon Senior Securities

None

Item 4—Mine Safety Disclosures

Not applicable.

Item 5—Other Information

None

Item 6—Exhibits

See the Exhibit Index set forth below for a list of exhibits included with this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1

Purchase Agreement, dated as of December 28, 2015, by and between Manitex International, Inc. and Utility One Source Forestry Equipment LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 4, 2016).

10.2

Amendment No. 2, dated March 15, 2016, to Credit Agreement, dated as of December 19, 2014 among ASV, the Loan Parties party thereto, the Lenders party thereto and JPMorgan Chase bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 17, 2016).

10.3

First Amendment, dated March 15, 2016, to Credit Agreement, dated as of December 19, 2014 among ASV, the Loan Parties party thereto and Garrison Loan Agency Services LLC, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 17, 2016).

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

101*

The following financial information from Manitex International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Income for the three months ended March 31, 2016 and 2015 (ii) Statement of Comprehensive Income for three months ended March 31, 2016 and 2015 (ii) Balance Sheets as of March 31, 2016 and December 31, 2015, (iii) Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (iv) Notes to Unaudited Interim Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 5, 2016

By:	/s/ David J. Langevin
David J. Langevin
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 5, 2016

By:	/s/ David H. Gransee
David H. Gransee
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)