Form 10-Q
period 2016-06-30
Manitex International, Inc.
filed 2016-08-05
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of the registrant’s common stock, no par, outstanding at August 1, 2016 was 16,126,106

MANITEX INTERNATIONAL, INC.

FORM 10-Q INDEX

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	Unaudited	Unaudited
ASSETS
Current assets
Cash	$9,896	$8,578
Trade receivables (net)	74,973	63,388
Accounts receivable from related party	461	388
Other receivables	3,824	3,254
Inventory (net)	114,977	119,269
Deferred tax asset	2,951	2,951
Prepaid expense and other	5,139	4,872
Total current assets	212,221	202,700
Total fixed assets (net)	40,627	41,985
Intangible assets (net)	67,560	70,629
Goodwill	80,298	80,089
Other long-term assets	1,444	3,003
Non-marketable equity investment	5,673	5,752
Total assets	$407,823	$404,158
LIABILITIES AND EQUITY
Current liabilities
Notes payable—short term	$39,174	$30,323
Revolving credit facilities	1,527	1,795
Current portion of capital lease obligations	848	1,004
Accounts payable	60,539	62,137
Accounts payable related parties	1,965	1,611
Accrued expenses	19,652	21,053
Other current liabilities	3,032	2,113
Total current liabilities	126,737	120,036
Long-term liabilities
Revolving term credit facilities	47,706	46,097
Notes payable (net)	60,237	67,639
Capital lease obligations	5,684	5,850
Convertible note related party (net)	6,802	6,737
Convertible note (net)	14,022	13,923
Deferred gain on sale of property	1,116	1,288
Deferred tax liability	4,270	4,525
Other long-term liabilities	6,792	7,763
Total long-term liabilities	146,629	153,822
Total liabilities	273,366	273,858
Commitments and contingencies
Equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at June 30, 2016 and December 31, 2015	—	—
Common Stock—no par value 25,000,000 shares authorized, 16,126,106 and 16,072,100 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	93,683	93,186
Paid in capital	2,805	2,630
Retained earnings	16,262	16,588
Accumulated other comprehensive loss	(4,304)	(5,392)
Equity attributable to shareholders of Manitex International, Inc.	108,446	107,012
Equity attributable to noncontrolling interests	26,011	23,288
Total equity	134,457	130,300
Total liabilities and equity	$407,823	$404,158

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	Unaudited	Unaudited	Unaudited	Unaudited
Net revenues	$96,277	$100,513	$198,638	$201,555
Cost of sales	79,432	81,603	163,348	164,643
Gross profit	16,845	18,910	35,290	36,912
Operating expenses
Research and development costs	1,364	1,901	2,853	3,002
Selling, general and administrative expenses	13,597	12,501	27,196	27,352
Total operating expenses	14,961	14,402	30,049	30,354
Operating income	1,884	4,508	5,241	6,558
Other income (expense)
Interest expense:
Interest expense	(3,627)	(3,814)	(6,740)	(6,658)
Interest expense related to write off of debt issuance costs (Note 13)	(1,439)	—	(1,439)	—
Foreign currency transaction gain (loss)	60	(266)	(477)	679
Other (expense) income	650	11	2,832	(7)
Total other expense	(4,356)	(4,069)	(5,824)	(5,986)
(Loss) income before income taxes and loss in non-marketable equity interest from continuing operations	(2,472)	439	(583)	572
Income tax (benefit) expense from continuing operations	(1,125)	121	(608)	152
Loss in non-marketable equity interest, net of taxes	(40)	(40)	(79)	(79)
Net (loss) income from continuing operations	(1,387)	278	(54)	341
Discontinued operations
Income from operations of discontinued operations	—	51	—	61
Income tax expense	—	13	—	16
Income on discontinued operations	—	38	—	45
Net (loss) income	(1,387)	316	(54)	386
Net (income) attributable to noncontrolling interests	(399)	(178)	(272)	(472)
Net (loss) income attributable to shareholders of Manitex International, Inc.	$(1,786)	$138	$(326)	$(86)
Earnings (loss) Per Share
Basic
(Loss) earnings from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.11)	$0.01	$(0.02)	$(0.01)
Income (loss) from discontinued operations attributable to shareholders of Manitex International, Inc.	$—	$—	$—	$—
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$(0.11)	$0.01	$(0.02)	$(0.01)
Diluted
(Loss) earnings from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.11)	$0.01	$(0.02)	$(0.01)
Income (loss) from discontinued operations attributable to shareholders of Manitex International, Inc.	$—	$—	$—	$—
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$(0.11)	$0.01	$(0.02)	$(0.01)
Weighted average common shares outstanding
Basic	16,125,788	16,014,059	16,115,695	15,925,241
Diluted	16,125,788	16,031,011	16,115,695	15,925,241

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	Unaudited	Unaudited	Unaudited	Unaudited
Net (loss) income:	$(1,387)	$316	$(54)	$386
Other comprehensive (loss) income
Foreign currency translation adjustments	(981)	1,503	1,088	(2,540)
Total other comprehensive (loss) income	(981)	1,503	1,088	(2,540)
Comprehensive (loss) income	(2,368)	1,819	1,034	(2,154)
Comprehensive loss (income) attributable to noncontrolling interests	(399)	(178)	(272)	(472)
Total comprehensive (loss) income attributable to shareholders of Manitex International, Inc.	$(2,767)	$1,641	$762	$(2,626)

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2016	2015
	Unaudited	Unaudited
Cash flows from operating activities:
Net (loss) income	$(54)	$386
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	6,243	5,812
Changes in allowances for doubtful accounts	118	(94)
Changes in inventory reserves	655	204
Revaluation of contingent acquisition liability	(915)	—
Write down of goodwill	275	—
Deferred income taxes	(283)	71
Amortization and write off of deferred debt issuance costs (Note 13)	2,105	614
Amortization of debt discount	286	341
Change in value of interest rate swaps	(373)	(357)
Loss in non-marketable equity interest	79	79
Share-based compensation	565	866
Adjustment to deferred gain on sales and lease back	(118)	—
Gain on disposal of assets	(2,244)	(98)
Reserves for uncertain tax provisions	32	8
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(11,678)	11,387
(Increase) decrease in inventory	862	(6,931)
(Increase) decrease in prepaid expenses	(250)	(3,229)
(Increase) decrease in other assets	182	(25)
Increase (decrease) in accounts payable	(1,882)	608
Increase (decrease) in accrued expense	(1,593)	(2,956)
Increase (decrease) in income tax payable on ASV conversion	—	(16,500)
Increase (decrease) in other current liabilities	894	1,252
Increase (decrease) in other long-term liabilities	(157)	1,004
Discontinued operations - cash used for operating activities	—	(851)
Net cash used for operating activities	(7,251)	(8,409)

Cash flows from investing activities:

Acquisition of business, net of cash acquired	—	(13,747)
Proceeds from the sale of fixed assets	187	167
Proceeds from the sale of intellectual property (Note 17)	2,205	—
Purchase of property and equipment	(1,275)	(1,351)
Investment in intangibles other than goodwill	(55)	(173)
Investment received from noncontrolling interest (Note 17)	2,450	—
Discontinued operations - cash used for investing activities	—	(33)
Net cash provided by (used for) investing activities	3,512	(15,137)
Cash flows from financing activities:
Borrowing on revolving term credit facilities	698	6,594
Net borrowings on working capital facilities	9,996	(2,941)
New borrowings—convertible notes	—	15,000
New borrowings—term loan	—	14,000
New borrowings—other	749	4,667
Debt issuance costs incurred	(501)	(1,074)
Note payments	(9,924)	(8,853)
Shares repurchased for income tax withholding on share-based compensation	(43)	(3)
Proceeds from sale and lease back (Note 13)	4,080	—
Payments on capital lease obligations	(322)	(1,011)
Discontinued operations - cash used for financing activities	—	(59)
Net cash provided by financing activities	4,733	26,320
Net increase (decrease) in cash and cash equivalents	994	2,774
Effect of exchange rate changes on cash	324	(836)
Cash and cash equivalents at the beginning of the year	8,578	4,370
Cash and cash equivalents at end of period	$9,896	$6,308

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

Equipment Distribution Segment

The Equipment Distribution segment comprises the operations of Crane & Machinery (“C&M”), a division of Manitex International, North American Equipment, Inc. (“NAE”) and North American Distribution, Inc. (“NAD”).  The segment markets products used primarily for infrastructure development and commercial construction applications that include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance. C&M is a distributor of Terex rough terrain and truck cranes products and supplies repair parts for a wide variety of medium to heavy duty construction equipment and sells domestically and internationally, predominately to end users, including the rental market. It also provides crane equipment repair services in the Chicago area. The segment markets previously-owned construction and heavy equipment and trailers both domestically and internationally through NAE. The segment purchase previously owned equipment of various ages and conditions and often refurbishes the equipment before resale.  The segment also sells Valla and ASV products through NAD.

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

2. Basis of Presentation

The accompanying consolidated financial statements, included herein, have been prepared by the Company without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed) necessary for a fair presentation of the Company’s financial position as of June 30, 2016, and results of its operations and cash flows for the periods presented. The consolidated balances as of December 31, 2015 were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the year.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amounts the Company’s customers are invoiced and do not bear interest. Accounts Receivable is reduced by an allowance for amounts that may become uncollectible in the future. The Company’s estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where the Company has information that the customer may have an inability to meet its financial obligations. The Company had allowances for doubtful accounts of $361 and $240 at June 30, 2016 and December 31, 2015, respectively.

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

In conjunction with the adoption of new accounting standards, certain debt issuance costs at December 31, 2015, have been reclassified to conform to the current year’s presentation.

Supplemental Cash Flow Disclosures

Interest received and paid, income tax refunds received and income taxes paid and non-cash transactions for the periods ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30,
	2016	2015
Interest received in cash	—	—
Interest paid in cash	6,163	5,932
Income tax (refunds) payments in cash	(1,030)	16,686

Non cash transactions
Issuance of common stock in connection with Terex note repayment (Note 7)	150	—
Issuance of stock in connection with PM acquisition (Note 3)	—	10,124

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

4. Financial Instruments—Forward Currency Exchange Contracts and Interest Rate Swap Contracts

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis as of June 30, 2016 and December 31, 2015 by level within the fair value hierarchy. As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is summary of items that the Company measures at fair value on a recurring basis except as noted:

	Fair Value at June 30, 2016
	Level 1	Level 2	Level 3	Total
Asset
Forward currency exchange contracts	$—	$17	$—	$17
Total current assets at fair value	$—	$17	$—	$17
Liabilities:
Forward currency exchange contracts	$—	$244	$—	$244
Interest rate swap contracts	—	827	—	827
PM contingent liabilities	—	—	330	330
Valla contingent consideration	—	—	202	202
Total recurring long-term liabilities at fair value	$—	$1,071	$532	$1,603

	Fair Value at December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Forward currency exchange contracts	$—	$600	$—	$600
Total current assets at fair value	$—	$600	$—	$600
Liabilities:
Forward currency exchange contracts	$—	$74	$—	$74
Interest rate swap contracts	—	1,177	—	1,177
PM contingent liabilities	—	—	1,187	1,187
Convertible debt- Perella ( See Note 14) (nonrecurring)	—	14,286	—	14,286
Valla contingent consideration	—	—	199	199
Total liabilities at fair value	$—	$15,537	$1,386	$16,923

In connection with the acquisition of PM, the Company recorded a contingent liability related to an Option Agreement with one of PM’s senior lenders.  The agreement calls for a payment to be made to the lender based on PM’s 2017 EBITDA.  It was determined that Monte Carlo simulation analysis was the appropriate way to determine the fair market value of the contingent liability at the date of acquisition and at June 30, 2016.  At June 30, 2016, the fair value was determined to be $330, and as result, a gain of $915 was recognized which represents the difference between the updated fair value and the existing carrying value (including previous exchange rate adjustments).

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

As required, forward currency contracts are recognized as an asset or liability at fair value on the Company’s Consolidated Balance Sheet. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (date of sale). Gains or losses on cash flow hedges when recognized into income are included in net revenues. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The Company expects minimal ineffectiveness as the Company has hedged only firm sales orders and has not hedged estimated exposures. As of June 30, 2016, the Company had no outstanding forward currency contracts that were in place to hedge future sales. Therefore, there are currently no unrealized pre-tax gains or losses which will be reclassified from other comprehensive income into earnings during the next 12 months.

At June 30, 2016, the Company had entered into certain forward currency exchange contracts. The contracts obligate the Company to purchase CDN $3,432. The contracts mature between July 11, 2016 and July 26, 2016.  Under the contract, the Company will purchase Canadian dollars at exchange rates between .7225 and .7755.  The Canadian to US dollar exchange rate was .7742 at June 30, 2016.

PM Group has an intercompany receivable denominated in Euros from its Chilean subsidiary. At June 30, 2016, the Company has entered into two forward contracts that mature on July 11, 2016.  The purpose of which is to mitigate the income effect related to this intercompany receivable that results with a change in exchange rate between the Euro and the Chilean peso. The first contract obligates the Company to purchase €2,096 at $1.0912. The second contract obliges the Company to sell 1,700,000 Chilean pesos at an exchange rate of 743.25 per U.S. dollar. These two contracts achieve the desired purpose as U.S. dollar amounts involved in the two forward contracts offset each other.

Interest Rate Swap Contracts

The Company uses financial instruments available on the market, including derivatives, solely to minimize its cost of borrowing and hedge the risk of interest rate and exchange rate fluctuation. In January 2009, prior to the January 15, 2015 acquisition date, PM entered into the following contract in order to hedge the interest rate risk related to its term loans with two financial institutions:

A contract signed by PM, for an original notional amount of € 20,000 (€ 20,000 at June 30, 2016), maturing on February 3, 2017 with interest payable every February 3 and August 3 each year. PM pays interest at a rate of 3.48% and receives from the counterparties interest at the Euro Interbank Offered Rate (“Euribor”) for the period in question.  An additional contract was signed by PM Group, for an original notional amount of € 482 (€ 440 at June 30, 2016), maturing on October 1, 2020 with interest paid monthly.   PM pays interest at a rate of 3.90% and receives from the counterparties interest at the “Euribor” rate for the period in question if greater than 0.90%.

As of June 30, 2016, the Company had the following forward currency contracts and interest rate swaps:

Nature of Derivative	Currency	Amount	Type
Forward currency purchase contracts	Canadian dollar	3,432	Not designated as hedge instrument
Forward currency purchase contract	Euro	2,096	Not designated as hedge instrument
Forward currency sales contracts	Chilean peso	1,700,000	Not designated as hedge instrument
Interest rate swap contract	Euro	20,000	Not designated as hedge instrument

The following table provides the location and fair value amounts of derivative instruments that are reported in the Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015:

Total derivatives NOT designated as a hedge instrument

		Fair Value
	Balance Sheet Location	June 30, 2016	December 31, 2015
Asset Derivatives
Foreign currency exchange contract	Prepaid expense and other	$17	$600
Liabilities Derivatives
Foreign currency exchange contract	Accrued expense	$244	$74
Interest rate swap contracts	Notes payable	827	1,177
Total liabilities		$1,071	$1,251

The following tables provide the effect of derivative instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015:

		Gain or (loss)
	Location of gain or (loss) recognized in Income Statement	Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Derivatives Not designated as Hedge Instruments
Forward currency contracts	Foreign currency transaction (losses)	$(101)	$174	$(224)	$(13)
Interest rate swap contracts	Interest expense	9	6	$395	$360
		$(92)	$180	$171	$347

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

6. Net Earnings (Loss) per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of convertible debt and restricted stock units. Details of the calculations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss) attributable to shareholders of Manitex International, Inc.
Net (loss) income from continuing operations	$(1,387)	$278	$(54)	$341
Less: loss (income) attributable to noncontrolling interests	(399)	(178)	(272)	(472)
Net (loss) income from continuing operations attributable to shareholders of Manitex International, Inc.	(1,786)	100	(326)	(131)
Income from operations of discontinued operations, net of income taxes	—	38	—	45
Net (loss) income attributable to shareholders of Manitex International, Inc.	$(1,786)	$138	$(326)	$(86)

Earnings (loss) per share
Basic
(Loss) earnings from continuing operations attributable to shareholders' of Manitex International, Inc.	$(0.11)	$0.01	$(0.02)	$(0.01)
Income (loss) from operations of discontinued operations attributable to shareholders of Manitex International, Inc., net of tax	$—	$—	$—	$—
(Loss) income earnings attributable to shareholders of Manitex International, Inc.	$(0.11)	$0.01	$(0.02)	$(0.01)

Diluted
Income (loss) earnings from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.11)	$0.01	$(0.02)	$(0.01)
Income (loss) from operations of discontinued operations attributable to shareholders of Manitex International, Inc., net of tax	$—	$—	$—	$—
Income (loss) earnings attributable to shareholders of Manitex International, Inc.	$(0.11)	$0.01	$(0.02)	$(0.01)
Weighted average common shares outstanding
Basic	16,125,788	16,014,059	16,115,695	15,925,241

Diluted
Basic	16,125,788	16,014,059	16,115,695	15,925,241
Dilutive effect of restricted stock units	—	16,952	—	—
	16,125,788	16,031,011	16,115,695	15,925,241

There are 267,276 and 268,048 restricted stock units which are anti-dilutive and therefore not included in the average number of diluted shares shown above for the three and six months ended June 30, 2016, respectively.   There are 155,219 and 194,067 restricted stock units which are anti-dilutive and therefore not included in the average number of diluted shares shown above for the three and six months ended June 30, 2015, respectively.

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

Stock issued to employees and Directors

The Company issued shares of common stock to employees and Directors as restricted stock units issued under the Company’s 2004 Incentive Plan vested. Upon issuance entries were recorded to increase common stock and decrease paid in capital for the amounts shown below. The following is a summary of stock issuances that occurred during the period:

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
January 1, 2016	Directors	4,290	$26
January 1, 2016	Employees	25,920	154
June 5, 2016	Employees	642	7
		30,852	$187

On March 13, 2015, the Company paid a portion of officers and employee 2014 bonuses in stock. This resulted in an issuance of 22,868 shares with an aggregate value of $212. Upon issuance, the Company’s common stock was increased by $212 and the bonus accrual was decreased by a corresponding amount.

Stock Repurchase

The Company purchases shares of Common Stock from certain employees at the closing share price on the date that employees’ restricted shares are issued (which is also the vesting date).  The stock is purchased from the employees to satisfy employees’ withholding tax obligations related to the stock when issued.  Common stock is decreased by the value of the shares purchased.  The below table summarized shares repurchased from employees during the current year through June 30, 2016:

Date of Issue	Shares Repurchased	Closing Share Price	Value of Shares Repurchased
January 1, 2016	7,074	$5.95	$42
June 5, 2016	197	$6.75	1
	7,271		$43

2004 Equity Incentive Plan

In 2004, the Company adopted the 2004 Equity Incentive Plan and subsequently amended and restated the plan on September 13, 2007, May 28, 2009 and June 2, 2016. The maximum number of shares of common stock reserved for issuance under the plan is 1,329,364 shares. The total number of shares reserved for issuance however, can be adjusted to reflect certain corporate transactions or changes in the Company’s capital structure. The Company’s employees and members of the board of directors who are not our employees or employees of our affiliates are eligible to participate in the plan. The plan is administered by a committee of the board comprised of members who are outside directors. The plan provides that the committee has the authority to, among other things, select plan participants, determine the type and amount of awards, determine award terms, fix all other conditions of any awards, interpret the plan and any plan awards. Under the plan, the committee can grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units, except Directors may not be granted stock appreciation rights, performance shares and performance units. During any calendar year, participants are limited in the number of grants they may receive under the plan. In any year, an individual may not receive options for more than 15,000 shares, stock appreciation rights with respect to more than 20,000 shares, more than 20,000 shares of restricted stock and/or an award for more than 10,000 performance shares or restricted stock units or performance units. The plan requires that the exercise price for stock options and stock appreciation rights be not less than fair market value of the Company’s common stock on date of grant.

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

The following table contains information regarding restricted stock units:

June 30, 2016
Outstanding on January 1, 2016	118,773
Units granted during the period	183,850
Vested and issued	(30,852)
Forfeited	(4,495)
Outstanding on June 30, 2016	267,276

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

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $281 and $292 for the three and $566 and $654for the six months ended June 30, 2016 and 2015, respectively.  Additional compensation expense related to restricted stock units will be $562, $740 and $368 for the remainder of 2016, 2017 and 2018, respectively.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (“ASU 2015-17”), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in ASU 2015-17 seek to simplify the presentation of deferred income taxes and require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early application permitted for all entities as of the beginning of an interim or annual reporting period. The main impact of adoption of the standard was the reclassification of current deferred tax assets that resulted in a reduction in deferred tax liabilities.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms of more than 12 months and disclose key information about leasing arrangements. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The update is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is in the process of evaluating the impact of this update on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815)” (“ASU 2016-05”). ASU 2016-05 provides guidance clarifying that novation of a derivative contract (i.e. a change in counterparty) in a hedge accounting relationship does not, in and of itself, require designation of that hedge accounting relationship. The effective date will be the first quarter of fiscal year 2017, with early adoption permitted. Adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815)” (“ASU 2016-06”). ASU 2016-06 simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by clarifying that an exercise contingency does not need to be evaluated to determine whether it relates to interest rates and credit risk in an embedded derivative analysis. The effective date will be the first quarter of fiscal year 2017, with early adoption permitted. Adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”). ASU 2016-08 further clarifies principal and agent relationships within ASU 2014-09. Similar to ASU 2014-09, the effective date will be the first quarter of fiscal year 2018 with early adoption permitted in the first quarter of fiscal year 2017. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 is intended to simplify several aspects of accounting for share-based payment awards. The effective date will be the first quarter of fiscal year 2017, with early adoption permitted. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

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

9. Inventory

The components of inventory are as follows:

	June 30, 2016	December 31, 2015
Raw materials and purchased parts, net	$82,584	$85,048
Work in process	6,454	9,657
Finished goods	25,939	24,564
Inventory, net	$114,977	$119,269

The Company has established reserves for obsolete and excess inventory of $2,395 and $1,724 as of June 30, 2016 and December 31, 2015, respectively.

10. Goodwill and Intangible Assets

	June 30, 2016	December 31, 2015	Useful lives
Patented and unpatented technology	$29,459	$29,277	7-10 years
Amortization	(14,125)	(12,631)
Customer relationships	43,382	43,172	10-20 years
Amortization	(10,387)	(8,545)
Trade names and trademarks	21,755	21,625	25 years-indefinite
Amortization	(2,534)	(2,281)
Non-competition agreements	50	50	2-5 years
Amortization	(40)	(38)
Customer backlog	455	453	<1 year
Amortization	(455)	(453)
Total Intangible assets	$67,560	$70,629

Amortization expense for intangible assets was $1,788 and $1,513 for the three months, and $3,566 and $2,633 for the six months ended June 30, 2016 and 2015, respectively.

Changes in goodwill for the six months ended June 30, 2016 are as follows:

	Lifting Equipment Segment	Equipment Distribution Segment	ASV Segment	Total
Balance January 1, 2016	$49,235	$275	$30,579	$80,089
Goodwill write-off		$(275)		$(275)
Effect of change in exchange rates	484	—	—	484
Balance June 30, 2016	$49,719	$—	$30,579	$80,298

During the three months ended June 30, 2016, the Company evaluated its goodwill using quantitative Step 1 analysis.  The Step 1 calculations for the Equipment Distribution segment indicate impairment.  Accordingly, a Step 2 valuation for the Equipment Distribution segment was completed and resulted in the Equipment Distribution segment’s goodwill being written off.

11. Accrued Expenses

	June 30, 2016	December 31, 2015
Accounts payable:
Trade	$59,995	$60,339
Bank overdraft	544	1,798
Total accounts payable	$60,539	$62,137
Accrued expenses:
Accrued payroll	$3,014	$2,443
Accrued employee benefits	720	1,053
Accrued bonuses	20	916
Accrued vacation expense	2,209	1,717
Accrued interest	184	315
Accrued commissions	487	602
Accrued expenses—other	2,790	3,536
Accrued warranty	3,469	3,564
Accrued income taxes	901	815
Accrued taxes other than income taxes	3,574	3,634
Accrued product liability and workers compensation claims	2,279	2,384
Accrued liability on forward currency exchange contracts	5	74
Total accrued expenses	$19,652	$21,053

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

	For the six months ended
	June 30, 2016	June 30, 2015
Balance January 1,	$3,564	$3,198
Business Acquired	—	843
Accrual for warranties issued during the period	1,630	2,237
Warranty services provided	(1,553)	(2,324)
Changes in estimate	(186)	(179)
Foreign currency translation	14	—
Balance June 30,	$3,469	$3,775

13. Credit Facilities and Debt

North American Credit Facilities

At June 30, 2016, the Company and its U.S. and Canadian subsidiaries have a credit agreement (as amended, the“Credit Agreement”) with Comerica Bank (“Comerica”) and another lender who is a participant under the Credit Agreement.  The Credit Agreement provides the Company with (a) a Senior Secured Revolving Credit Facility to the U.S. Borrowers (“U.S. Revolver”), and (b) Senior Secured Revolving Credit Facility to the Canadian Borrower (“Canadian Revolver”). The Canadian Revolving Credit facility also contained an additional Specialized Export Facility. At June 30, 2016, the U.S Revolver, the Canadian Revolver and the Specialized Export Facilities had outstanding loan balances of $27,355, $8,044 and $1,527, respectively.  On July 20, 2016, all outstanding balances related to these facilities were repaid and the aforementioned credit agreements were terminated.  In connection with the Credit Agreement termination the Company expensed $1,439 in deferred financing fees and expenses, which is included in interest expense.

On July 20, 2016, the Company together with its U.S. and Canadian wholly-owned subsidiaries entered into a Loan and Security  Agreement (“Loan Agreement”) with The Private Bank and Trust Company (“Private Bank”).  The Loan Agreement provides a  revolving credit facility in an aggregate amount of $45,000 with a maturity date of July 20, 2019.  The Company’s Canadian subsidiary (the “Canadian Borrower”) has a specific sublimit of $12,000 as part of the Loan Agreement.

The Loan Agreement subjects the Company and its domestic subsidiaries (the “U.S. Borrowers”) and the Canadian Borrower to a Fixed Charge Coverage of 1.20 to 1.00 measured on a quarterly basis through the term of the agreement.  The indebtedness is collateralized by substantially all of the Company’s assets, except of the assets of ASV and PM, as well as the Company’s equity interest in these two companies.  The Loan Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, pay dividends or make distributions, repurchase stock, in each case subject to customary exceptions for a credit facility of this size.

The Loan Agreement provides that the Company can opt to pay interest on the revolving credit at either a base rate plus a spread, or a LIBOR rate plus a spread.  The base rate spread ranges from 0.25% to 1.00% depending on the Senior Leverage Ratio (as defined in the Loan Agreement), but is fixed at 1.00% for the first six months.  The LIBOR spread ranges from 2.25% to 3.00% also depending on the Senior Leverage Ratio, but is fixed at 3.00% for the first six months.  Funds borrowed under the LIBOR option can be borrowed for period of one, two, or three months and are limited to four LIBOR contracts outstanding at any time. Base rate and 30 day LIBOR rates were 3.50% and 0.49%, respectively at the Private Bank at July 20, 2016.  In addition, Private Bank assesses a 0.50% unused line fee that is payable monthly.

The $45,000 revolving credit facility is a secured financing facility under which borrowing availability is limited to existing collateral as defined in the Loan Agreement.  The maximum borrowing available to the U.S. Borrowers is limited to: (1) 85% of eligible receivables; plus (2) 50% of eligible inventory valued at the lower of cost or market subject to a $25,000 limit; plus (3) 80% of eligible used equipment, as defined, valued at the lower of cost or market subject to a $2,000 limit.  The maximum borrowing limit available to the Canadian borrower is limited to: (1) 85% of eligible receivables; plus, (2) 60% of eligible inventory valued at the lower of cost or market subject to a limit of $8,500.  The 60% Canadian inventory advance rate is scheduled to be reduced to 50% at 1% monthly decrements starting on December 31, 2016.  Additionally, the Canadian inventory limit of $8,500 is scheduled to be reduced to $7,000 in October 2016.

The Loan Agreement permits the Company to provide unsecured guarantees of indebtedness owed by CVS to foreign banks in respect to working capital financing, not to exceed the lessor of $9,000 or the amount of such indebtedness.

The Loan Agreement has a Letter of Credit facility of $3,000, which is fully reserved against availability.

Notes Payable—Terex- ASV Acquisition

On December 19, 2014, the Company executed a note payable to Terex Corporation for $1,594. The note matures on December 19, 2016 and has an annual interest rate of 4.5%. Interest is payable semi-annually beginning on June 19, 2015. The note was issued in connection with acquisition of 51% interest in ASV from Terex Corporation. The note has an outstanding balance of $1,594 at June 30, 2016.

Columbia Notes

In connection with Columbia acquisition the Company issued two notes an equipment note and an inventory note.  At June 30, 2016, the equipment note has been paid in full and the inventory note had an outstanding balance of $50.  The Company is required to make two final installments of $25 on July 31 and August 31, 2016.

Note Payable—Bank

At June 30, 2016, the Company has a $322 note payable to a bank. The note dated January 5, 2016 had an original principal amount of $701 and an annual interest rate of 3.5%. Under the terms of the note the company is required to make eleven monthly payments of $65 commencing January 30, 2016. The proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest in the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums.

CVS Debt

CVS Short-Term Working Capital Borrowings

At June 30, 2016, CVS had established demand credit facilities with twelve Italian banks. Under the facilities, CVS can borrow up to €335 ($370) on an unsecured basis and additional amounts as advances against orders, invoices and letter of credit with a total maximum facilities (including the unsecured portion) of €20,493 ($22,608). The Company has granted guarantees in respect to available credit facilities in the amount of €588 ($648).  The maximum amount outstanding is limited to 80% of the assigned accounts receivable if there is an invoice issued or 50% if there is an order/contract issued. The banks will evaluate each request to borrow individually and determine the allowable advance percentage and interest rate. In making its determination the bank considers the customer’s credit and location of the customer.

At June 30, 2016, the banks had advanced CVS €10,972 ($12,104) at variable interest rates which currently range from 2.72% to 6.70%.

At June 30, 2016, the Company has guaranteed €588 ($648) of CVS’s outstanding debt. Additionally, various Italian banks have issued performance bonds which total €1.4 million ($1.6 million) and none are guaranteed by the Company.

Notes Payable

At June 30, 2016, CVS has a €583 ($644) note payable to a bank. The note dated March 27, 2015 had an original principal amount of €1,000 ($1,103) and an annual interest rate of EURIBOR 3 month plus 140 basis points. Under the terms of the note CVS is required to make twelve quarterly principal and interest payments beginning on June 30, 2015 through March 31, 2018. The Company does not guarantee any of the borrowing.

At June 30, 2016, CVS has a €2,363 ($2,607) note payable to a bank. The note dated March 4, 2015 had an original principal amount of €2,363 ($2,607) and an annual interest rate of 0.50% on €2,127 ($2,347) and 3.65% on the balance of €236 ($260). Under the terms of the note CVS is required to make sixteen semi-annual principal payments beginning on December 31, 2016 thru June 30, 2024.

CVS is also required to make nineteen semi-annual interest payments beginning on June 30, 2015 through June 30, 2024. The Company is guaranteeing €236 ($260) of the borrowing.

At June 30, 2016, CVS has a €837 ($924) note payable to a bank. The note dated October 20, 2015 had an original principal amount of €1,000 ($1,103) and an annual interest rate of 1.850%. Under the terms of the note CVS is required to make twelve quarterly principal and interest payments beginning on January 20, 2016, through October 20, 2018. The Company does not guarantee any of the borrowing.

Acquisition note—Valla

In connection with the acquisition of Valla, the Company executed a note payable.  At June 30, 2016, the note a balance of €79 ($87) and is payable on December 31, 2016.

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

The $35,000 revolving loan facility is a secured financing facility under which borrowing availability is limited to existing collateral as defined in the agreement. The maximum amount available is limited to (1) the sum of 85% of eligible receivables, plus (2) the lesser of (i) 65% of eligible inventory valued at the lower of cost or market value or (ii) 85% of eligible inventory valued at the net orderly liquidation value, reduced by (3) (i) certain reserves determined by JPMCB, (ii) the amount of outstanding standby letters of credit issued under the JPMCB Credit Agreement and (iii) the amount of outstanding Ex-In Bank loans. The facility matures on December 19, 2019. At June 30, 2016, ASV had drawn $12,307 under the JPMCB Credit Agreement. The JPMCB Credit Agreement bears interest at ASV’s option at JPMCB’ prime rate plus a spread or an adjusted LIBOR rate plus a spread. The interest rate spread for prime rate is between 0.50% and 1.00% and for LIBOR the spread is between 1.50% and 2.00% in each case with the spread being based on the aggregate amount of funds available for borrowing by ASV under the JPMCB Credit Agreement, as defined in the JPMCB Credit Agreement. The base rate and LIBOR spread is currently 1.00% and 2.00%, respectively. Funds borrowed under the LIBOR options can be borrowed for periods of one, two, three or six months. At June 30, 2016, the maximum ASV could borrow based on available collateral was capped at $19,429.

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

At June 30, 2016, ASV had a remaining principal balance of $33,000 (less $1,882 debt issuance cost, for a net debt of $31,118) under the Garrison Credit Agreement. The Garrison Credit Agreement bears interest, at a one-month adjusted LIBOR rate plus a spread of between 10.5% and 11.0%. The spread is based on the ratio of ASV’s total debt to its EBITDA, as defined in the Garrison Credit Agreement. The LIBOR spread is currently 11.0%. The interest rate for the period ending June 30, 2016 was 11.5%.  Debt issuance costs offset against the Garrison term note totaled $1,882 at June 30, 2016 (resulting in an effective rate of 12.2%).

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

PM Group Short-Term Working Capital Borrowings

At June 30, 2016, PM Group had established demand credit and overdraft facilities with seven Italian banks and seven banks in South America. Under the facilities, PM Group can borrow up to approximately €23,593 ($26,028) for advances against invoices, and letter of credit and bank overdrafts. Interest on the Italian working capital facilities is charged at the 3-month or 6-month Euribor plus 200 basis points, while interest on overdraft facilities is charged at the 3 month Euribor plus 350 basis points. Interest on the South American facilities is charged at a flat rate of points for advances on invoices ranging from 8% - 25%.

At June 30, 2016, the Italian banks had advanced PM Group €16,030 ($17,684), at variable interest rates, which currently range from 1.47% to 1.72%. At June 30, 2016, the South American banks had advanced PM Group €428 ($472). Total short-term borrowings for PM Group were €16,458 ($18,156) at June 30, 2016.

PM Group Term Loans

At June 30, 2016, PM Group has a €12,903 ($14,235) term loan with two Italian banks, BPER and Unicredit. The term loan is split into three separate notes and is secured by PM Group’s common stock.  Debt issuance costs offset against these term loans totaled  €443 ($489) at June 30, 2016.

The first note has an outstanding principal balance of €3,935 ($4,342), is charged interest at the 6-month Euribor plus 236 basis points, effective rate of 2.18% at June 30, 2016. The note is payable in semi-annual installments beginning June 2017 and ending December 2021. The second note has an outstanding principal balance of €4,865 ($5,367), is charged interest at the 6-month Euribor plus 286 basis points, effective rate of 2.68% at June 30, 2016. The note is payable in semi-annual installments beginning June 2017 and ending December 2021. The third note has an outstanding principal balance of €4,103 ($4,526) and is non-interest bearing. The note is payable in two semi-annual installments beginning June 2016 and ending December 2017 and a final balloon payment in December 2022. Accrued deferred interest on these notes through the date of acquisition at January 15, 2015, totaled €4,857 ($5,358) and is payable in semi-annual installments beginning June 2015 and ending December 2016. At June 30, 2016, the remaining deferred interest was €1,003 ($1,107) as the original amount was reduced when the payments of the installments were made.

An adjustment in the purchase accounting to value the non-interest bearing debt at its fair market value was made. At January 15, 2015 it was determined that the fair value of the debt was €1,460 or $1,661 less than the book value. This reduction is not reflected in the above descriptions of PM debt. This discount is being amortized over the life of the debt and being charged to interest expense. As of June 30, 2016 the remaining balance was €911 or $1,005 and has been offset to the debt.

PM Group is subject to certain financial covenants as defined by the debt restructuring agreement with BPER and Unicredit including maintaining (1) Net debt to EBITDA, (2) Net Debt to equity, and (3) EBITDA to net financial charges ratios. The covenants are measured on a semi-annual basis.

At June 30, 2016 PM Group has unsecured borrowings with five Italian banks totaling €13,404 ($14,787). Interest on the unsecured notes is charged at the 3-month Euribor plus 250 basis points, effective rate of 2.22% at June 30, 2016. Principal payments are due on a semi-annual basis beginning June 2019 and ending December 2021. Accrued interest on these borrowings through the date of acquisition at January 15, 2015, totaled €801 ($884) and is payable in semi-annual installments beginning June 2019 and ending December 2019.

Autogru PM RO, a subsidiary of PM Group, fully repaid the former note payable and entered into two new note payables in October 2015 totaling €947 ($1,045). The first note is payable in 60 monthly principal installments of €8 ($9), plus interest at the 1-month Euribor plus 300 basis points, effective rate of 3.00% at June 30, 2016, maturing October 2020. At June 30, 2016, the outstanding principal balance of the note was €439 ($484). The second new note is payable in one instalment in October 2016 is charged interest at the 1-month Euribor plus 250 basis points, effective rate of 2.50% at June 30, 2016. At June 30, 2016, the outstanding principal balance of the note was €440 ($485).

PM has interest rate swaps with a fair market value at June 30, 2016 of €750 or $827 which has been included in debt.

Capital leases

Georgetown facility

The Company leases it Georgetown facility under a capital lease that expires on April 30, 2028.  The current monthly rental payment is $62.  The lease has rent escalation provision pursuant to which rent is increased commencing on September 1, 2016, and each subsequent September 1 during the term of the lease by 3% per increase.  At June 30, 2016, the outstanding capital lease obligation is $5,360.

Winona facility

The Company had a five year lease which expired in July 10, 2014 that provides for monthly lease payments of $25 for its Winona, Minnesota facility. The Company has an option to purchase the facility for $500 by giving notice to the landlord of its intent to purchase the Facility. The Landlord must receive such notice at least three months prior to end of the Lease term. The purchase of the facility is expected to be completed during 2016. At June 30, 2016, the Company has outstanding capital lease obligation of $500, the amount of the purchase option.

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

The following is a summary of amounts financed under equipment capital lease agreements:

				Balance as of
	Amount Borrowed	Repayment Period	Amount of Monthly Payment	June 30, 2016
New equipment	$1,166	60	$22	$636

The Company has one additional capital lease. As of June 30, 2016, the capitalized lease obligation was $14.

Operating leases

The Company entered into three sale lease back transactions during the three months ended March 31, 2016 with total proceeds of $4,080.  These transactions are accounted for as operating leases have 60 month terms and require monthly payments ranging from $18 to $42.

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

As of June 30, 2016, the note had a remaining principal balance of $6,802 and an unamortized discount of $698. The difference between current unamortized discount and the $893 initially recorded represents $195 of amortization of excess discount.

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

As of June 30, 2016, the note had remaining principal balance of $14,438 and an unamortized discount of $562. The difference between current unamortized discount and the $714 initially recorded represents $152 of amortization of excess discount. Debt issuance costs offset against this note totaled $416 at June 30, 2016.

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

On May 5, 2011, Company entered into two separate settlement agreements with two plaintiffs. As of June 30, 2016, the Company has a remaining obligation under the agreements to pay the plaintiffs $1,425 without interest in 15 annual installments of $95 on or before May 22 of each year. On, February 3, 2016, the Company entered into another legal settlement with a single plaintiff for €640 ($706). The liability had been fully accrued and resulted in no gain or loss. The Company has paid €280 ($309). As of June 30, 2016 the Company has a remaining obligation under the agreement to pay the plaintiff €360 ($397) without interest. As of June 30, 2016, the Company has in 16 remaining monthly installments – four monthly installments of €30 ($33), followed by twelve monthly installments of €20  ($22).

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

The following is financial information for our three operating segments, i.e., Lifting Equipment, Equipment Distribution and ASV:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues
Lifting Equipment	$67,065	$65,776	$136,136	$132,438
Equipment Distribution	3,498	3,920	9,049	7,410
ASV	27,273	32,202	55,741	64,263
Inter-segment sales	(1,559)	(1,385)	(2,288)	(2,556)
Total	$96,277	$100,513	$198,638	$201,555
Operating income from continuing operations
Lifting Equipment	$2,677	$4,141	$6,905	$6,861
Equipment Distribution	(902)	211	(748)	241
ASV	2,057	1,974	3,084	3,953
Corporate expenses	(1,720)	(1,733)	(3,976)	(4,402)
Change in inter-segment profit in inventory elimination	(228)	(85)	(24)	(95)
Total operating income	$1,884	$4,508	$5,241	$6,558

During the quarter ended March 31, 2016, the Company’s CVS subsidiary sold its terminal tractor product line to a related party.  The transaction totaled €2,839 ($3,119) inclusive of VAT taxes and resulted in a gain of €1,987 ($2,212), which is included in other income on the Consolidated Statement of Operations.  In connection with this transaction, CVS paid a $540 commission to the Distribution segment for services that were provided.  Revenues for the Distribution segment include this commission.  The Lifting segments operating expense includes an offsetting commission expense.  Both aforementioned intercompany commission revenue and expense has been eliminated in the Company’s consolidated results for the three months ended March 31, 2016 and the six months ended June 30, 2016.

Lifting Equipment segment operating earnings includes amortization of $1,116 and $1,102 for the three months, and $2,220 and $2,132 for the six months ended June 30, 2016 and 2015, respectively. The Equipment Distribution segment operating earnings includes amortization of $36 and $36 for the three months and $73 and $73 for the six months ended June 30, 2016 and 2015, respectively. The ASV segment operating earnings includes amortization of $636 and $637 for the three months, and $1,273 and $1,272 for the six months ended June 30, 2016 and 2015, respectively.

	June 30, 2016	December 31, 2015
Total Assets
Lifting Equipment	$278,047	$267,226
Equipment Distribution	11,085	14,585
ASV	118,362	120,635
Corporate	329	1,712
Total	$407,823	$404,158

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

As of June 30, 2016 the Company had an accounts receivable of $54  and $69 from Lift Ventures and SL, respectively and accounts payable of $7, $128 and $396 to BGI, Lift Ventures and SL, respectively.  As of December 31, 2015 the Company had an accounts receivable of $157 and $41 from SL and Lift Ventures, respectively and accounts payable of $150, $244 and $2 to SL, Lift Ventures and BGI respectively.

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

		Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Rent paid	Bridgeview Facility (1)	$65	$63	$129	$126

Sales to:	BGI USA, Inc.	$—	$3	$—	$3
	SL Industries, Ltd.	16	—	48	—
	Lift Ventures	13	—	13	—
	LiftMaster	—	4	—	4
		$29	$7	$61	$7

Purchases from:
	BGI USA, Inc.	$—	$—	$—	$—
	Lift Ventures	308	285	762	285
	SL Industries, Ltd.	748	892	1,665	2,467
	LiftMaster	—	—	1	—
Total Purchases		$1,056	$1,177	$2,428	$2,752

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

Transactions with Terex

At June 30, 2016, ASV has accounts receivable due from Terex for $461 which is shown on the balance on the line titled “accounts receivable from related party” and accounts payable of $1,557 on the line titled “accounts payable related parties”.  At December 31, 2015, accounts receivable due from Terex was $388 and accounts payable owed to Terex was $1,413.

The Company has the following notes payable to Terex:

	June 30,	December 31,
	2016	2015
Note related to Crane and Schaeff acquisition	$—	$250
Note payable related to ASV acquisition	$1,594	$1,594
Convertible note, (net)	$6,802	$6,737

See Note 13 and Note 14 for additional details regarding the above debt obligations.

The following is a summary of the amounts attributable to certain Terex transactions as described in the footnotes to the table, for the periods indicated:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Sales to Terex	$404	$702	$1,271	$1,299
Purchases from Terex	$1,823	$1,241	$3,915	$2,347

In addition to the above referenced purchases, ASV expensed $739 and $1,503 for the three and six months ended June 30, 2016 in connection with the Distribution and Cross Marketing Agreement and $1,229 and $2,136 for the same comparable periods in 2015.

For the three and six months ended June 30, 2016, ASV expensed $51 and $102 in connection with the Service Agreement and $18 and $101 for the same comparable periods in 2015, respectively.

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

On March 11, 2016, Terex made an additional $2,450 equity contribution to ASV.

18. Income Taxes

The Company’s provision for income taxes consist of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective tax rate that the Company expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments for changes in estimate as necessary. The estimated annual effective tax rate is based upon the Company’s anticipated earnings both in the U.S. and in foreign jurisdictions. The annual effective tax rate for 2016 inclusive of a valuation allowance (but excluding discrete items), is estimated to be 96.6%.

The estimated annual effective tax rate for 2016 of 96.6% is higher than the statutory rate of 35% primarily in connection with the amount of the valuation allowance included in the determination of the effective tax rate.

In assessing the realizability of deferred tax assets, we evaluate whether it is more likely than not (more than 50%) that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. We assess all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. As of June 30, 2016, we are projected to be in a cumulative loss position during the three year period ending in December 31, 2016, which is considered to be a significant piece of negative evidence.

Based on these factors, most notably the projected three year cumulative loss, the Company is establishing a full valuation allowance against the portion of its U.S. net deferred tax asset and projected 2016 loss that cannot be realized by carrying back the projected 2016 tax loss for a refund of taxes paid in prior years.

Separate from the impact of the valuation allowance, our estimated annual effective rate for 2016 is approximately 11.3% which is lower than the statutory rate of 35% due  to earnings in foreign jurisdictions which are taxed at lower rates, and the non-taxable portion of ASV’s earnings.

For the three months ended June 30, 2016, the Company recorded an income tax (benefit) of $(1,125) which consisted primarily of anticipated federal, state and local, and foreign taxes. For the three months ended June 30, 2015, the Company recorded an income tax expense of $121 which consisted primarily of anticipated federal, state and local, and foreign taxes.

The Company recorded income tax (benefit) expense of $(608) and $152 for the six months ended June 30, 2016 and 2015, respectively.

The Company’s total unrecognized tax benefits as of June 30, 2016 and 2015 were approximately $936 and $896, which, if recognized, would affect the Company’s effective tax rate. Included in the unrecognized tax benefits is a liability for the PM Group’s potential IRES and IRAP audit adjustments for the tax years 2009 – 2013. Depending upon the final resolution of the PM Group’s audit, the liability could be higher or lower than the amount recorded at June 30, 2016.

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments for changes in estimate as necessary. The 2016 estimated annual effective tax rate inclusive of a valuation allowance is based upon the Company’s anticipated earnings both in the U.S. and in foreign jurisdictions.

19. Discontinued Operations

On December 28, 2015, the Company completed the sale of the membership interests of Load King, LLC

The following is the detail of major line items that constitute the income from discontinued operations:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Net revenues	$5,091	$9,931
Cost of sales	4,449	8,688
Research and development costs	117	232
Selling, general and administrative expenses	389	783
Interest expense	85	175
Other income	—	8
Income from discontinued operations before income taxes	51	61
Income tax related to discontinued operations	13	16
Net income on discontinued operations	$38	$45

20.  Subsequent Events

New Credit Agreement

On July 20, 2016, the Company repaid all of the outstanding balances related to the Comerica credit facility and terminated such credit facility. As result of the termination, the Company expensed (as additional interest expense) $1,439 in deferred financing fees and expenses during the quarter ended June 30, 2016.  Simultaneously, the Company entered into a new Loan Agreement with The Private Bank that provided a $45,000 revolving credit facility that is detailed in Note 13 – Credit Facilities and Debt.

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

Beginning with the recent resurgence of the U.S. onshore oil industry, a significant portion of the Company’s revenues has been attributed to the North American energy sector.  Crude oil prices fell sharply during the fourth quarter of 2014 and remained in the fifty dollar per barrel range through June 2015. After that point oil prices began to again erode significantly decreasing to under $30 dollar a barrel. As result, the number of oil rigs in service has dropped from approximately from 1,600 in January 2015 to 500 at the end of 2015.

As a result of this decrease in rig count, the oil and gas industry further curtailed purchasing that began in 2014 and began selling excess equipment into the general construction market, which further depressed the demand for boom trucks.  We have recently observed a slight moderating of the sell-off of excess equipment by the energy sector and are hopeful that the selloff of excess equipment by the energy sector will be largely completed by the end of 2016.  The aforementioned factors resulted in a significant decrease in revenues during 2015 and during the first six months of 2016 from the sale of boom trucks, mobile tanks and used equipment.

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

At the end of the quarter, the Company backlog was $64 million, including orders from ASV and PM that now comprise 34% of the total backlog at June 30, 2016.

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

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Net (loss) income from continuing operations for the three month periods ended June 30, 2016 and 2015

For the three months ended June 30, 2016 and 2015 the Company had a net loss from continuing operations of $1.4 million and net income of $0.3 million, respectively.

For the three months ended June 30, 2016, the net loss from continuing operations of $1.4 million consisted of revenue of $96.3 million, cost of sales of $79.4 million, research and development costs of $1.4 million, SG&A expenses of $13.6 million, interest expense of $5.1 million, foreign currency gain of $0.1 million, other income of $0.6 million and income tax benefit of $1.1 million.

For the three months ended June 30, 2015, the net income from continuing operations of $0.3 million consisted of revenue of $100.5 million, cost of sales of $81.6 million, research and development costs of $1.9 million, SG&A expenses of $12.5 million, interest expense of $3.8 million, foreign currency transaction loss of $0.3 million and income tax expense of $0.1 million.

Net revenues and gross profit —For the three months ended June 30, 2016, net revenues and gross profit were $96.3 million and $16.8 million, respectively. Gross profit as a percent of revenues was 17.5% for the three months ended June 30, 2016. For the three months ended June 30, 2015, net revenues and gross profit were $100.5 million and $18.9 million, respectively. Gross profit as a percent of revenues was 18.8% for the three months ended June 30, 2015.

Net revenues decreased $4.2 million or 4.2% to $96.3 million for the three months ended June 30, 2016 from $100.5 million for the comparable period in 2015.   Revenues increased $1.3 million in the Lifting segment and decreased $0.4 million and $4.9 million in the Equipment Distribution segment and ASV segment, respectively.  The revenue increase for the Lifting Segment is attributed to increased revenues generated from the sale of container handling equipment and from the sale of forklifts to the military customers.  These increases were mostly offset by decreased revenues from the sale of straight mast cranes and from specialized mobile tanks.  The increase in sales of container handling equipment is principally due to an expansion into a new market. The increase in military sales is due to the receipt of large military orders.  The decrease in revenues for straight mast cranes, specialized mobile tanks and Distribution segment is due to decreased demand from end markets.  The decrease in ASV revenues is principally due to a decrease in undercarriage sales, which are sold to another manufacturer of compact track loaders.  The other manufacturer accelerated their orders in the prior year to accommodate facility modifications.

Our gross profit percent decreased 1.3% to 17.5% for the three months ended June 30, 2016 from 18.8% for the three months ended June 30, 2015. The 18.8% was after a reclassification entry that increased costs of sales by $1.7 million.  Without this entry margins for three months ended June 30, 2015 would have been 20.5%.  The $1.7 million represents costs for the three months ended March 31, 2015, which were included in selling general and administrative expense that were determined after a review of PM expense classification to be cost of sales items.  PM is an Italian subsidiary that was acquired in January 2015.  The decrease in gross margin percent is attributed to a decrease in the gross profit percent for straight mast cranes and specialized mobile tanks, which is attributed to a skewing towards cranes with lower lifting capacity that have lower margins and the effect a decrease in revenues.  This unfavorable effect was partially offset by an increase in military sales that have higher margins and an improvement in margins for knuckle boom cranes. Gross margins was also adversely affected by approximately $0.8 million of restructuring related costs.

Research and development —Research and development was $1.4 million for the three months ended June 30, 2016 compared to $1.9 million for the same period in 2015.  The decrease in research and development is due to timing of expenditures related to specific projects and is not indicative of a long term trend.   Research and development expense for the six months 2016 were only 5% below 2015 expenditures.

Selling, general and administrative expense —Selling, general and administrative expense for the three months ended June 30, 2016 was $13.6 million compared to $12.5 million for the comparable period in 2015, an increase of $1.1 million. The three months ended June 30, 2015, included a reclassification of $1.7 million of expense for the three months ended March 31, 2015 from selling, general and administrative expense to cost of sales.  This reclassification was made after a review of the classification of PM expense s (PM was acquired in January 2015.) Without the effect of this reclassification expenses would have decreased by $0.6 million, which is attributable to our cost reduction program.  Included in SG&A costs for the second quarter 2016 were approximately $0.3 million costs for a major construction show in Bauma, Germany for the Lifting segment.

Operating income —For the three months ended June 30, 2016 and 2015 the Company had operating income of $1.9 million and $4.5 million, respectively. Operating income decreased due to changes in revenue, cost of sales and operating expenses explained above.

Interest expense —Interest expense was $3.6 million (excluding write off deferred financing costs) for the three months ended June 30, 2016 compared to $3.8 million for the comparable period in 2015, a decrease of $0.2.  The decrease in interest expense is attributed to decreases in borrowing partially offset by an increase in interest rates for our North American credit facilities and for the ASV term loan.

Interest expense for the three months ended June 30, 2016 includes an additional $1.4 million for deferred financing costs which were expensed during the period as associated debt was refinanced.

Foreign currency transaction gains and losses —For the three months ended June 30, 2016, the Company had a foreign currency gain of $0.1 million compared to losses of $0.3 for the comparable period in 2015.

As stated in the past, the Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds.  Currency risks can be reduced but not eliminated in part because the Company has not been able to identify a strategy to effectively hedge the currency risks related to the Argentinian peso.

A substantial portion of the 2015 loss relates changes in the Argentinian peso exchange rate.  The Company has not been able to identify a strategy to effectively hedge the currency risks related to the Argentinian peso.  The Company records at the balance sheet date the forward currency exchange contracts at their market value with any associated gain or loss being recorded in current earnings as a currency gain or loss.

Other expense— For the three months ended June 30, 2016, other income of $0.6 million is principally attributed to two items.  The Company recognized a gain of $0.9 million when it calculated the fair market value of a contingent liability associated with the PM acquisition and wrote off $0.3 million of goodwill associated with the Distribution segment.

Income tax — For the three months ended June 30, 2016 and 2015 the Company recorded an income tax (benefit) expense of $(1.1) and $0.1 million, respectively. The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. The annual effective tax rate inclusive of a valuation allowance (but excluding discrete items) for 2016 is estimated to be approximately 96.6%, while the actual annual effective tax rate for 2015 was 15.4%.

The 2016 estimated annual effective tax rate of 96.6% is higher than the statutory rate of 35% primarily in connection with the amount of the valuation allowance included in the determination of the effective tax rate.

In assessing the realizability of deferred tax assets, we evaluate whether it is more likely than not (more than 50%) that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. We assess all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. As of June 30, 2016, we are projected to be in a cumulative loss position during the three year period ending in December 31, 2016, which is considered to be a significant piece of negative evidence.

Based on these factors, most notably the projected three year cumulative loss, the Company established a full valuation allowance against the portion of its U.S. net deferred tax asset and projected 2016 loss that cannot be realized by carrying back the projected 2016 tax loss for a refund of taxes paid in prior years.

Separate from the impact of the valuation allowance, our estimated annual effective rate for 2016 is approximately 11.3% which is lower than the statutory rate of 35% due to earnings in foreign jurisdictions which are taxed at lower rates, and the non-taxable portion of ASV’s earnings.

Net (loss) income —For the three months ended June 30, 2016 and 2015 the Company had a net loss of $1.4 million and net income of $0.3 million, respectively.  The change is explained above.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net income for the six month periods ended June 30, 2016 and 2015

For the six months ended June 30, 2016 and 2015 the Company had a net loss of $0.1 million and net income of $0.4 million, respectively.

For the six months ended June 30, 2016 the net loss of $0.1 million consisted of revenue of $ 198.6 million, cost of sales of $163.3 million, research and development costs of $2.9 million, SG&A expenses of $27.2 million, interest expense of $8.2 million, foreign currency transaction loss of $0.5 million, other income of $2.8 million, loss of $0.1 million in a non-marketable equity investment and income tax benefit of $0.6 million.

For the six months ended June 30, 2015, the net income of $0.3 million consisted of revenue of $201.6 million, cost of sales of $164.6 million, research and development costs of $3.0 million, SG&A expenses of $27.4 million, interest expense of $6.7 million, foreign currency transaction gains of $0.7 million, loss of $0.1 million in a non-marketable equity investment and income tax expense of $0.2 million.

Net revenues and gross profit —For the six months ended June 30, 2016, net revenues and gross profit were $198.6 million and $35.3 million, respectively. Gross profit as a percent of revenues was 17.8% for the six months ended June 30, 2016. For the six months ended June 30, 2015, net revenues and gross profit were $201.6 million and $36.9 million, respectively. Gross profit as a percent of revenues was 18.3% for the six months ended June 30, 2015.

Net revenues decreased $2.9 million or 1.4% to $198.6 million for the six months ended June 30, 2016 from $201.6 million for the comparable period in 2015.   Revenues increased $3.7 million and $1.6 in the Lifting segment and the Distribution segment and decreased $8.6 million for the ASV segment, respectively. 2016 includes a complete quarter of revenues for PM Group, compared to seventy five days from the date of acquisition in the three months ended March 31, 2015 and accounted for $3.3 million, or the

majority of the six month increase in revenue.   Increased sales of port handling equipment and military forklift were mostly offset by decreased sales in straight mast cranes.  The decrease in revenues for straight mast cranes is due to decreased demand from end markets.  The increase in sales of container handling equipment is principally due to an expansion into a new market.  The increase in military sales is due to the receipt of large military orders.  The decrease in ASV revenues is principally due to a decrease in undercarriage sales, which are sold to another manufacturer of compact track loaders.  The other manufacturer accelerated their orders in the prior year to accommodate facility modifications.

Our gross profit percent decreased 0.5% to 17.8% for the six months ended June 30, 2016 from 18.3% for the six months ended June 30, 2015.  The decrease in gross margin percent is attributed to a decrease in the gross profit percent for straight mast cranes and specialized mobile tanks, which is attributed to a skewing towards cranes with lower lifting capacity that have lower margins and the effect a decrease in revenues. This unfavorable effect was mostly offset by an increase in military sales that have higher margins and an improvement in margins for knuckle boom cranes.

Research and development —Research and development was $2.9 million for the six months ended June 30, 2016 compared to $3.0 million for the same period in 2015.

Selling, general and administrative expense —Selling, general and administrative expense for the six months ended June 30, 2016 was $27.2 million compared to $27.4 million for the comparable period in 2015, a decrease of $0.2 million.

Operating income —For the six months ended June 30, 2016 and 2015 the Company had operating income of $5.2 million and $6.6 million, respectively. Operating income decreased due to changes in revenue, cost of sales and operating expenses explained above.

Interest expense —Interest expense was $6.7 million (excluding write off deferred financing costs) for the six months ended June 30, 2016 and 2015.  Interest expense did not change significantly as the favorable impact that resulted from a decrease in debt was offset by increased interest rates for our North American credit facilities and for the ASV term loan.

Interest expense for the six months ended June 30, 2016 includes an additional $1.4 million for deferred financing costs which were expensed during the period as associated debt was refinanced.

Foreign currency transaction gains and losses —For the six months ended June 30, 2016, the Company had a foreign currency loss of $0.5 million compared to a gain of $0.7 for the comparable period in 2015.  As stated in the past, the Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds.  Currency risks can be reduced but not eliminated in part because the Company has not been able to identify a strategy to effectively hedge the currency risks related to the Argentinian peso.   The Company records at the balance sheet date the forward currency exchange contracts at their market value with any associated gain or loss being recorded in current earnings as a currency gain or loss.

A substantial portion of the 2016 loss is attributable to exchange losses related to the Argentinian peso.  The Company has not been able to identify a strategy to effectively hedge currency risks related to the Argentinian peso.  The 2016 currency loss also reflects the recognition of deferred loss of $0.2 million related to an intercompany receivable.  The loss had been previously deferred in other comprehensive income as there was an intercompany receivable that was not expected to be repaid.  The repayment of the receivable resulted in the recognition of the previously deferred loss.

The currency gain for the six months ended June 30, 2015 is principally related to currency gains at PM. The six month gain is net of $0.9 million gain for the three months ended March 31, 2015 offset by a loss of $0.3 million for the three months ended June 30, 2015. Subsequent to the first quarter, the Company implemented certain programs to mitigate currency risk at our PM subsidiary. There are still certain currency risks at PM for which an effective hedging strategy may not be available

Income tax — For the six months ended June 30, 2016 and 2015 the Company recorded an income tax (benefit) expense of $(0.6) and $0.2 million, respectively. The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. The annual effective tax rate inclusive of a valuation allowance (but excluding discrete items) for 2016 is estimated to be approximately 96.6%, while the actual annual effective tax rate for 2015 was 15.4%.

The 2016 estimated annual effective tax rate of 96.6% is higher than the statutory rate of 35% primarily in connection with the amount of the valuation allowance included in the determination of the effective tax rate.

In assessing the realizability of deferred tax assets, we evaluate whether it is more likely than not (more than 50%) that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. We assess all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. As of June 30, 2016, we are projected to be in a cumulative loss position during the three year period ending in December 31, 2016, which is considered to be a significant piece of negative evidence.

Based on these factors, most notably the projected three year cumulative loss, the Company established a full valuation allowance against the portion of its U.S. net deferred tax asset and projected 2016 loss that cannot be realized by carrying back the projected 2016 tax loss for a refund of taxes paid in prior years.

Separate from the impact of the valuation allowance, our estimated annual effective rate for 2016 is approximately 11.3% which is lower than the statutory rate of 35% due to earnings in foreign jurisdictions which are taxed at lower rates, and the non-taxable portion of ASV’s earnings.

Other expense— For the six months ended June 30, 2016, other income of $2.8 million is principally attributed to three items: (1) the recognition of a gain of $2.2  million on the sale of certain intellectual property (see note 17 for further details), (2) the write off $0.3 million of goodwill associated with the Distribution segment, and (3) the Company recognized a gain of $0.9 million when it calculated the fair market value of a contingent liability associated with the PM acquisition.

Net (loss) income —For the six months ended June 30, 2016 and 2015 the Company had a net loss of $0.1 million and net income of $0.4 million, respectively.  The change is explained above.

Segment information

Lifting Equipment Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues	$67,065	$65,776	$136,136	$132,438
Operating income (1)	2,677	4,141	6,905	6,861
Operating margin	4.0%	6.3%	5.1%	5.2%

(1)	Segment operating income does not include an allocation of corporate expenses. See the Reconciliation to the Income Statement below.

Net revenues

Net revenues increased $1.3 million to $67.1 million for the three months ended June 30, 2016 from $65.8 million for the comparable period in 2015.  The revenue increase for the Lifting Segment is attributed to increased revenues generated from the sale of container handling equipment and from the sale of forklifts to the military customers.  These increases were mostly offset by decreased revenues from the sale of straight mast cranes and from specialized mobile tanks.  The increase in sales of container handling equipment is principally due to an expansion into a new market. The increase in military sales is due to the receipt of large military orders.  The decrease in revenues for straight mast cranes, specialized mobile tanks and Distribution segment is due to decreased demand from end markets.

Net revenues increased $3.7 million to $136.1 million for the six months ended June 30, 2016 from $132.4 million for the comparable period in 2015.  2016 includes a complete quarter of revenues for PM Group, compared to seventy five days from the date of acquisition in the three months ended March 31, 2015 and accounted for $3.3 million, or the majority of the six month increase in revenue.  Increased sales of port handling equipment and military forklift were mostly offset by decreased sales in straight mast cranes.  The decrease in revenues for straight mast cranes is due to decreased demand from end markets.  The increase in sales of container handling equipment is principally due to an expansion into a new market.  The increase in military sales is due to the receipt of large military orders

Operating income and operating margins

For the three month period operating income decreased approximately $1.5 million to  $2.7 million for the three months ended June 30, 2016 or 4.0% of net revenues from $4.1 million or 6.3% of net revenues for the three months ended June 30, 2015.   The decrease in operating income is attributed to a decrease in gross profit, the impact of having a lower gross profit percentage for 2016 as compared to 2015.  The erosion in gross profit was partially offset by lower operating expenses (after excluding the reclassification impact discussed in three month M,D&A section above).

Operating income of $6.9 million for the six months ended June 30, 2016 was equivalent to 5.1% of net revenues compared to $6.9 million or 5.2% of revenues in the three months ended June 30, 2015.  Operating income was essentially flat between the periods.  The effect of lower gross margin percent was offset by an increase in revenues and lower operating expenses. The decrease in gross margin percent is attributed to a decrease in the gross profit percent for straight mask cranes and specialized mobile tanks, which is attributed to a skewing towards cranes with lower lifting capacity that have lower margins and the effect a decrease in revenues.  This unfavorable effect was mostly offset by an increase in military sales that have higher margins and an improvement in margins for knuckle boom cranes.

ASV Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues	$27,273	$32,202	$55,741	$64,263
Operating income	2,057	1,974	3,084	3,953
Operating margin	7.5%	6.1%	5.5%	6.2%

Net revenues

Net revenues for the three months ended June 30, 2016 were $27.3 million compared to $32.2 million for the three months ended June 30, 2015. Net revenues of $27.3 million were $4.9 million lower than the second quarter of 2015, with the shortfall in revenues resulting from a $4.4 million decrease in undercarriages sales and parts. Undercarriage sales in the second quarter of 2015 were elevated due to acceleration of orders by the customer to accommodate their production schedules. Sales of machines in total were down 12.9% but showed an improved mix, as sales of tracked machines were up year over year and comprised over 90% of machine sales in the quarter. ASV branded product sales increased 23% on a quarter over quarter basis.

Net revenues for the six months ended June 30, 2016 were $55.7 million compared to $64.3 million for the six months ended June 30, 2015. Net revenues of $55.7 million were $8.5 million lower than the comparable 2015 period.   The decrease in ASV revenues is principally due to a decrease in undercarriage sales, which are sold to another manufacturer of compact track loaders.  The other manufacturer accelerated their orders in the prior year to accommodate facility modifications.

Operating income and operating margins

Operating income of $2.1 million for the three months ended June 30, 2016 was equivalent to 7.5% of net revenues compared to $2.0 million or 6.1% of revenues in the three months ended June 30, 2015.  There was only a minimum change in operating income between periods the impact that lower revenues had was offset by an increase in the gross profit percent and a small decrease in operating expenses.  The gross margin percent increase is primarily due to a change in product mix due to an increase in compact tract loaders, which are sold for higher margins and decrease in undercarriage sales which are sold at lower margins.

For the six month period operating income decreased approximately $0.9 million to  $3.1 million for the six months ended June 30, 2016 or 5.5% of net revenues from $4.0 million or 6.2% of net revenues for the six months ended June 30, 2015. The decrease in operating profit is attributed to a decrease in gross profit due to decrease in revenue.  The impact of lower revenues was partially offset by a slight improvement in the gross margin percent and a decrease in operating expenses.

Equipment Distribution Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues	$3,498	$3,920	$9,049	$7,410
Operating income	(902)	211	(748)	241
Operating margin	-25.8%	5.4%	-8.3%	3.3%

Net revenues

Net revenues decreased $0.4 million to $3.5 million for the three months ended June 30, 2016 from $3.9 million for the comparable period in 2015. Sales of new and remarketed equipment were lower than the comparative period reflecting the continuing soft demand for equipment. This was partially offset by improved parts, service and rental revenues.

Net revenues increased $1.6 million to $9.0 million for the six months ended June 30, 2016 from $7.4 million for the comparable period in 2015. Sales of new and remarketed equipment were lower than the comparative period with the exception of sales at zero margin to expand the division’s rental fleet operations. The lower level of retail sales, reflecting the continuing soft demand for equipment, was partially offset by improved parts, service and other revenues that benefited from improving construction activity.  Sales of remarketed product were lower in part due to lower demand from Canada due to the adverse currency impact from the strong US dollar. Revenues for the segment for 2016 include a $0.5 million of intercompany commission received in connection with services that were provided for the Company’s sale of its terminal tractor product line to a related party.

Operating income and operating margins

The Equipment Distribution segment had an operating loss of $0.9 million and income of $0.2 million for the three months ended June 30, 2016 and 2015, respectively. Operating loss was $0.9 million in the quarter with reduced gross margin from lower equipment sales and higher operating expenses for costs related to the expansion of the rental fleet operations. The company has recently entered into a series of operating leases to finance equipment put into a rental fleet.  As the rental program is still new, the rental utilization is still relatively low.  Currently, the lease costs are exceeding the rental income and is a principal reason for the increased loss.  It is anticipated losses will continue for a while, however, as rental program matures the losses are expected to decrease and the program is expected to becomes profitable in the foreseeable future.

The Equipment Distribution segment had an operating a loss of $0.7 million and income of $0.2 million for the six months ended June 30, 2016 and 2015, respectively. The operating loss was the result of lower equipment sales and higher operating expenses for costs related to the expansion of the rental fleet operations.  See comments for the three months above.

Reconciliation to Statement of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Lifting Equipment	$67,065	$65,776	$136,136	$132,438
ASV	27,273	32,202	55,741	64,263
Equipment Distribution	3,498	3,920	9,049	7,410
Elimination of intersegment sales	(1,559)	(1,385)	(2,288)	(2,556)
Total	$96,277	$100,513	$198,638	$201,555

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating Income:
Lifting Equipment	$2,677	$4,141	$6,905	$6,861
ASV	2,057	1,974	3,084	3,953
Equipment Distribution	(902)	211	(748)	241
Corporate expenses	(1,720)	(1,733)	(3,976)	(4,402)
Change in intersegment profit in inventory elimination	(228)	(85)	(24)	(95)
Total	$1,884	$4,508	$5,241	$6,558

Liquidity and Capital Resources

Cash and cash equivalents were $9.9 million at June 30, 2016 compared to $8.6 million at December 31, 2015. In addition, the Company has a North American Credit Facility, which matures on July 20, 2019.    The company refinanced North American credit facilities that existed on June 30, 2016 on July 20, 2016.  The Company had approximately $4.3 million under the new North American credit facility on July 20, 2016.  Additionally, ASV has a revolving credit facility, which is for its sole use.  ASV has a revolving credit facility with approximately $7.1 million of availability.

At June 30, 2016, CVS had established demand credit facilities with twelve Italian banks. Under the facilities, CVS can borrow up to €0.3 million ($0.4 million) on an unsecured basis and additional amounts as advances against orders, invoices and letter of credit with a total maximum facilities (including the unsecured portion) of €20.5 million ($22.6 million). The maximum amount outstanding is limited to 80% of the assigned accounts receivable if there is an invoice issued or 50% if there is an order/contract. The banks will evaluate each request to borrow individually and determine the allowable advance percentage and interest rate. In making its determination the bank considers the customer’s credit and location of the customer. At June 30, 2016, the banks had advanced CVS €11.0 million ($12.1 million) and had issued performance bonds which total €1.4 million ($1.6 million), which also count against the maximum that can be borrowed under these facilities.

At June 30, 2016, the PM Group had established working capital facilities with seven Italian and seven South American banks. Under these facilities, the PM Group can borrow $26.0 million against orders, invoices and letters of credit. At June 30, 2016, the PM Group had received advances of $18.2 million. Future advances are dependent on having available collateral.

For the six months ended June 30, 2016, term debt repayments of $9.2 million were made.

During the six months ended June 30, 2016, total debt (before the offset of deferred bank fees) increased by $2.4 million to $178.3 million at June 30, 2016 from $175.9 million at December 31, 2015.

The following is a summary of the net increase in our indebtedness from December 31, 2015 to June 30, 2016:

Facility	Increase/ (decrease)
U.S. Revolver	$0.9	million
Canadian Revolver	0.8	million
Specialized export facility	(0.3)	million
Note payable—bank (insurance premiums)	0.3	million
Comerica Term loan	(2.2)	million
Note payable—Terex	(0.2)	million
Capital leases-buildings	—	million
Capital leases-equipment	(0.2)	million
Convertible note—related party	0.1	million
Convertible note—Perella	—	million
ASV Term loan	(5.0)	million
ASV Revolving Credit Facility	(0.1)	million
Sabre notes payable	(0.2)	million
PM working capital borrowings (See note 13 for details)	2.1	million
PM Term loans (See note 13 for details)	(1.3)	million
CVS notes payable	(0.3)	million
CVS working capital borrowings	8.1	million
	$2.5	million
Debt issuance costs	0.2	million
	$2.7	million

Outstanding borrowings

The following is a summary of our outstanding borrowings at June 30, 2016:

(In millions)

	Outstanding Balance	Interest Rate	Interest Paid	Principal Payment
U.S Revolver	$27.4	4.45%	Monthly	Refinanced - July 2016 see subsequent event note
Canadian Revolver	8.0	4.976 to 6.70%	Monthly	Refinanced - July 2016 see subsequent event note
Specialized export facility	1.5	3.20%	Monthly	Refinanced - July 2016 see subsequent event note
Note payable bank (insurance premiums)	0.3	3.50%	Monthly	$0.07 million monthly
Note payable—Terex	1.6	4.50%	Semi-Annual	$0.04 million interest payment June 19, 2016 and $1.64 million interest and principle payment on December 19, 2016
Convertible note—Terex	6.8	7.5%	Semi-Annual	December 19, 2019 maturity
Convertible note—Perella	14.4	7.5%	Semi-Annual	January 7, 2021 maturity
ASV revolving credit facility	12.3	4.5%	Monthly	December 19, 2019 maturity
ASV Term loan	33.0	11.5%	Monthly	$0.50 million quarterly plus interest unpaid balance due December 19, 2019
Capital lease—cranes for sale	0.6	4.4 to 5.6%	Monthly	Over 48 or 60 months
Capital lease—Georgetown facility	5.4	12.50%	Monthly	$0.06 million monthly payment includes interest
Acquisition note—Valla	0.1	1.5%	Annually	$0.1 in 2016
Inventory note—Sabre	0.1	4.0%	Monthly	$0.03 million monthly
Capital leases—Winona facility	0.5	n.a	Final Payment	To be paid in 2016
PM unsecured borrowings	15.2	2.22%	Semi-Annual	Variable semi-annual starting June 2019 through December 2021
PM Autogru term loan	0.5	3.00%	Monthly	$0.09 million monthly through October 2020
PM Autogru term loan	0.5	2.50%	Annually	$0.5 million payment due October 2016
PM term loans with related accrued interest, interest rate swaps and FMV adjustments	15.6	0 to 2.68%	Semi-Annual	Variable semi-annual starting June 2016 through December 2022. Payments scheduled for 2016 total $3 million
PM short-term working capital borrowings	18.2	1.47 to 25.0%	Monthly	Upon payment of invoice
CVS notes payable	4.2	0.50 to 3.65%	Quarterly/Semi Annual	Over 12 quarters and 19 semi-annual payments
CVS short-term working capital borrowings	12.1	2.72 to 6.70%	Monthly	Upon payment of invoice or letter of credit
	$178.3
Debt issuance costs	(2.3)

Debt net of issuance costs	$176.0

Future availability under credit facilities

As stated above, the Company had cash of $9.9 million and approximately $4.3 million available to borrow under its North American credit facility.   ASV has a revolving credit facility with approximately $7.1 million of availability which is for its sole use.

CVS and the PM Group have their own working capital facilities. As stated above, any future advances against the Italian facilities are dependent on having available collateral. Additionally, the Company is permitted to make limited advances to the Italian operations if needed under the Company’s credit facilities.

The Company needs cash to fund normal working capital needs and to make scheduled debt payments as shown in the above table. Both the North American credit facilities are asset based. The maximum the Company may borrow under either facility is the lower of the credit line or the available collateral, as defined in the credit agreements. Collateral under the agreements consists of stated percentages of eligible accounts receivable and inventory.

Under the collateral formulas in the North American credit facilities inventory collateral is equal to a stated percent of eligible inventory (generally ranging from 50% to 65%) and caps total borrowing against our inventory.  If our revenues were to increase significantly in the future, the provision limiting borrowing against inventory may result in additional cash constraints. If this were to occur, we would attempt to negotiate higher inventory caps with our banks.  There is, however, no assurance that the banks would agree to increase the caps.

The $45,000 revolving credit facility is a secured financing facility under which borrowing availability is limited to existing collateral as defined in the agreement.  The maximum borrowing available to U.S. Borrowers is limited to: (1) 85% of eligible receivables; plus (2) 50% of eligible inventory valued at the lower of cost or market subject to a $25,000 limit; plus (3) 80% of eligible used equipment, as defined, valued at the lower of cost or market subject to a $2,000 limit.  The maximum borrowing limit available to the Canadian borrower is limited to: (1) 85% of eligible receivables; plus, (2) 60% of eligible inventory valued at the lower of cost or market subject to a limit of $8,500.  The 60% Canadian inventory advance rate is scheduled to be reduced to 50% at 1% monthly decrements starting on December 31, 2016.  Additionally, the Canadian inventory limit of $8,500 is scheduled to be reduced to $7,000 in October 2016

The Company expects cash flows from operations and existing availability under the current revolving credit facilities, nevertheless, will be adequate to fund future operations. If in the future, we were to determine that additional funding is necessary, we believe that it would be available.

We will likely need to raise additional capital through debt or equity financings to fund any future acquisitions.  There is no assurance that such financing will be available or, if available, on acceptable terms.

2016

Operating activities consumed $7.3 million of cash for the six months ended June 30, 2016 comprised of net loss of $0.1 million, non-cash items that totaled $6.4 million and changes in assets and liabilities, which consumed $13.6 million. The principal non-cash items are depreciation and amortization of $6.2 million, increases in allowance for doubtful accounts and inventory reserves that together total $0.8 million, share based compensation of $0.6 million and amortization of deferred financing costs of $2.1 million offset by the gain of $2.2 million on disposal of intellectual property and $0.9 million gain on the revaluation of a contingent acquisition liability. The proceeds related to the sale of intellectual property is included in investing section of the cash flow statement.  Increases and decreases in other non-cash items largely offset each other.

The change in assets and liabilities consumed $13.6 million.  The changes in assets and liabilities had the following impact on cash flows: accounts receivable consumed $11.7 million, inventory generated $0.9 million, prepaid expenses consumed $0.3 million, other assets generated $0.2 million, accounts payable consumed $1.9 million, accrued expenses consumed $1.6 million, other current liabilities generated $0.9 million, and other long-term liabilities consumed $0.2 million.  The increase in accounts receivable is principally due to the fact the collection of single large receivable was delayed.  This accounts receivable has now been fully collected.  The change in other current liabilities is related to an increase in deposits received from customers.  The fluctuation in the remaining assets and liabilities are within a range that would normally be expected to occur.

Investing activities for the six months ended June 30, 2016 generated $3.5 million of cash.  The Company received $2.2 million when the terminal tractor product line was sold and ASV received a $2.5 million capital contributed from the noncontrolling member.   The Company used $1.3 million of cash to purchase machinery and equipment.

Financing activities generated $4.7 million in cash for the six months ended June 30, 2016.  Cash was generated by increases in borrowing under the revolving credit facilities of $0.7 million, and the working capital facilities of $10.0 million and by $4.1 million from a sales and lease back transaction.  Additionally, the Company borrowed $0.7 million to finance a portion of 2016 insurance premiums.  Other financing activities consumed $10.8 million which is primarily related to debt repayments (including capital lease obligations).

2015

Operating activities consumed $8.4 million of cash for the six months ended June 30, 2015 comprised of net income of $0.4 million, non-cash items that totaled $7.4 million and changes in assets and liabilities, which consumed $16.2 million. The principal non-cash items are depreciation and amortization of $5.8 million, shared based compensation of $0.9 million and amortization of deferred financing costs of $0.6 million. Other non-cash items in aggregate equal $0.1 million.

The change in assets and liabilities which consumed $16.2 million in cash is principally attributed to paying taxes on the conversion of ASV to an LLC for which a payable of $16.5 million had been established at December 31, 2014. Changes in other assets and liabilities consumed an additional $0.3 million as items generating cash and consuming cash essentially offset. Decrease in accounts receivables, and increase in other current liabilities and other long-term liabilities generated $11.4 million, $1.3 million and $1.0 million respectively. Increases in inventory and prepaid expenses and a decrease in accrued expenses consumed $6.9 million, $3.2 million and $3.0 million, respectively. Additionally, discontinued operations consumed $0.9 million of cash.  The decrease in accounts receivable is the result of collecting accounts receivable faster. The increases in other current liabilities results from an increase in customer deposits. The increase in inventory is attributed to an increase of PM inventory in the United States and increase inventory to support military contracts that will begin to ship in the second half of the year. The increase in PM inventory in the United States is to support production of the knuckle boom crane in the United States and to support the Company’s effort to improve market penetration in North America. The increase in prepaid expense is related to an increase in prepaid income taxes and increase in prepaid insurance. The decrease in accrued expenses is attributed to decreases in income taxes payable and the accrual for management bonuses.

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

Off-Balance Sheet Arrangements

Comerica has issued 3 standby letters of credit at June 30, 2016.  The first standby letter of credit is $0.625 million in favor of an insurance carrier to secure obligations which may arise in connection with future deductibles payments that may be incurred under Company’s workman compensation insurance policies.  The second standby letter of credit is $0.145 million in favor of a governmental agency to secure potential future warranty claims.  The third standby letter of credit is $20 thousand in favor of a governmental agency to secure obligations which may arise in connection with workman compensation claims.

JP Morgan Chase has issued a $0.2 million standby letter of credit in favor of an insurance carrier to secure obligations which may arise in connection with future deductibles payments that may be incurred under the Company’s workman compensation insurance policies.

Additionally, various Italian banks have issued performance bonds which total €1.4 million ($1.6 million) and none are guaranteed by the Company.

For the six months ended June 30, 2016, the Company entered into three 60 month equipment operating leases in a sales and lease back transaction and received $4.1 million.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk disclosures have not materially changed since the 2015 Form 10-K was filed. The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2015.

Item 4—Controls and Procedures

Disclosure Controls and Procedures

The Company under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2016.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2016 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publically Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1—April 30, 2016	—	—	—	—
May 1—May 31, 2016	—	—	—	—
June 1—June 30, 2016	197	6.75	—	—
	197	$6.75	—	—

Item 3—Defaults Upon Senior Securities

None

Item 4—Mine Safety Disclosures

Not applicable.

Item 5—Other Information

None

Item 6—Exhibits

See the Exhibit Index set forth below for a list of exhibits included with this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1

Second Amendment to Manitex International, Inc.’s Second Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 3, 2016).

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

101*

The following financial information from Manitex International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Income for the six months ended June 30, 2016 and 2015 (ii) Statement of Comprehensive Income for six months ended June 30, 2016 and 2015 (ii) Balance Sheets as of June 30, 2016 and December 31, 2015, (iii) Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (iv) Notes to Unaudited Interim Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 4, 2016

By:	/s/ David J. Langevin
David J. Langevin
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 4, 2016

By:	/s/ David H. Gransee
David H. Gransee
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)