Form 10-Q
period 2016-09-30
Manitex International, Inc.
filed 2016-11-09
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of the registrant’s common stock, no par, outstanding at November 1, 2016 was 16,180,111

MANITEX INTERNATIONAL, INC.

FORM 10-Q INDEX

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	Unaudited	Unaudited
ASSETS
Current assets
Cash	$6,019	$8,578
Trade receivables (net)	67,696	58,371
Accounts receivable from related party	770	388
Other receivables	4,575	3,158
Inventory (net)	106,992	106,544
Deferred tax asset	2,951	2,951
Prepaid expense and other	3,823	4,693
Current assets of discontinued operations	—	18,017
Total current assets	192,826	202,700
Total fixed assets (net)	39,853	41,858
Intangible assets (net)	63,645	67,564
Goodwill	77,186	76,402
Other long-term assets	1,837	3,003
Non-marketable equity investment	—	5,752
Long-term assets of discontinued operations	—	6,879
Total assets	$375,347	$404,158
LIABILITIES AND EQUITY
Current liabilities
Notes payable—short term	$42,175	$30,323
Current portion of capital lease obligations	831	1,004
Accounts payable	54,160	60,415
Accounts payable related parties	3,744	1,611
Accrued expenses	17,830	20,598
Other current liabilities	4,573	2,113
Current liabilities of discontinued operations	—	3,972
Total current liabilities	123,313	120,036
Long-term liabilities
Revolving term credit facilities	36,753	38,872
Notes payable (net)	60,500	67,639
Capital lease obligations	5,606	5,850
Convertible note related party (net)	6,829	6,737
Convertible note (net)	14,048	13,923
Deferred gain on sale of property	1,087	1,288
Deferred tax liability	4,438	4,525
Other long-term liabilities	6,776	7,763
Long-term liabilities of discontinued operations	—	7,225
Total long-term liabilities	136,037	153,822
Total liabilities	259,350	273,858
Commitments and contingencies
Equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at September 30, 2016 and December 31, 2015	—	—
Common Stock—no par value 25,000,000 shares authorized, 16,138,163 and 16,072,100 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	93,775	93,186
Paid in capital	3,036	2,630
Retained (earnings) deficit	(4,296)	16,588
Accumulated other comprehensive loss	(2,823)	(5,392)
Equity attributable to shareholders of Manitex International, Inc.	89,692	107,012
Equity attributable to noncontrolling interests	26,305	23,288
Total equity	115,997	130,300
Total liabilities and equity	$375,347	$404,158

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	Unaudited	Unaudited	Unaudited	Unaudited
Net revenues	$74,131	$84,476	$260,706	$276,812
Cost of sales	62,476	68,660	216,953	225,454
Gross profit	11,655	15,816	43,753	51,358
Operating expenses
Research and development costs	1,238	1,109	3,911	3,935
Selling, general and administrative expenses	11,378	12,749	37,778	38,936
Total operating expenses	12,616	13,858	41,689	42,871
Operating (loss) income	(961)	1,958	2,064	8,487
Other income (expense)
Interest expense:
Interest expense	(2,667)	(2,553)	(8,719)	(8,871)
Interest expense related to write off of debt issuance costs (Note 13)	—	—	(1,439)	—
Foreign currency transaction (loss) gain	(103)	(97)	(792)	190
Other income (expense)	2	(59)	3,109	(66)
Total other expense	(2,768)	(2,709)	(7,841)	(8,747)
(Loss) before income taxes and loss in non-marketable equity interest from continuing operations	(3,729)	(751)	(5,777)	(260)
Income tax (benefit) expense from continuing operations	(3,813)	(175)	453	(65)
Loss in non-marketable equity interest, net of taxes	(5,673)	(40)	(5,752)	(119)
Net loss from continuing operations	(5,589)	(616)	(11,982)	(314)
Discontinued operations
(Loss) income from operations of discontinued operations (Note 19)	(9,987)	1,092	(8,522)	1,234
Income tax expense (benefit)	4,688	228	(186)	302
(Loss) income on discontinued operations	(14,675)	864	(8,336)	932
Net (loss) income	(20,264)	248	(20,318)	618
Net income attributable to noncontrolling interests	(294)	(23)	(566)	(495)
Net (loss) income attributable to shareholders of Manitex International, Inc.`	$(20,558)	$225	$(20,884)	$123
Earnings (loss) Per Share
Basic
Loss from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.36)	$(0.04)	$(0.78)	$(0.05)
(Loss) earnings from discontinued operations attributable to shareholders of Manitex International, Inc.	$(0.91)	$0.05	$(0.52)	$0.06
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$(1.27)	$0.01	$(1.30)	$0.01
Diluted
Loss from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.36)	$(0.04)	$(0.78)	$(0.05)
(Loss) income from discontinued operations attributable to shareholders of Manitex International, Inc.	$(0.91)	$0.05	$(0.52)	$0.06
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$(1.27)	$0.01	$(1.30)	$0.01
Weighted average common shares outstanding
Basic	16,127,346	16,014,594	16,119,578	15,955,025
Diluted	16,127,346	16,014,594	16,119,578	15,955,025

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	Unaudited	Unaudited	Unaudited	Unaudited
Net (loss) income:	$(20,264)	$248	$(20,318)	$618
Other comprehensive income (loss)
Foreign currency translation adjustments	1,481	(348)	2,569	(2,888)
Comprehensive (loss)	(18,783)	(100)	(17,749)	(2,270)
Comprehensive (income) attributable to noncontrolling interests	(294)	(23)	(566)	(495)
Total comprehensive (loss) attributable to shareholders of Manitex International, Inc.	$(19,077)	$(123)	$(18,315)	$(2,765)

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2016	2015
	Unaudited	Unaudited
Cash flows from operating activities:
Net (loss) income	$(20,318)	$618
Adjustments to reconcile net (loss) income to cash used for operating activities:
Depreciation and amortization	8,886	8,972
Loss on sale of discontinued operation	9,050	—
Changes in allowances for doubtful accounts	117	1
Changes in inventory reserves	920	631
Revaluation of contingent acquisition liability	(915)	—
Write down of goodwill	275	—
Deferred income taxes	(193)	(52)
Amortization and write off of deferred debt issuance costs (Note 13)	2,333	777
Amortization of debt discount	405	510
Change in value of interest rate swaps	(778)	(730)
Loss in non-marketable equity interest	5,752	119
Share-based compensation	900	1,167
Adjustment to deferred gain on sales and lease back	(124)	—
Gain on disposal of assets	(2,236)	(115)
Reserves for uncertain tax provisions	48	18
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(11,622)	14,086
(Increase) decrease in inventory	(4,410)	(6,623)
(Increase) decrease in prepaid expenses	884	(3,002)
(Increase) decrease in other assets	194	93
Increase (decrease) in accounts payable	(5,270)	(2,926)
Increase (decrease) in accrued expense	(3,111)	(4,868)
Increase (decrease) in income tax payable on ASV conversion	—	(16,500)
Increase (decrease) in other current liabilities	2,379	161
Increase (decrease) in other long-term liabilities	(251)	2,580
Discontinued operations - cash provided by (used for) operating activities	1,509	(391)
Net cash used for operating activities	(15,576)	(5,474)

Cash flows from investing activities:

Acquisition of business, net of cash acquired	—	(13,747)
Proceeds from the sale of discontinued operations	14,000	—
Proceeds from the sale of fixed assets	187	243
Proceeds from the sale of intellectual property (Note 17)	2,205	—
Purchase of property and equipment	(1,611)	(1,884)
Investment in intangibles other than goodwill	(103)	(204)
Discontinued operations - cash used for investing activities	157	(68)
Net cash provided by (used for) investing activities	14,835	(15,660)
Cash flows from financing activities:
(Repayments) borrowing on revolving term credit facilities	(10,709)	5,605
Net borrowings on working capital facilities	13,255	(3,469)
New borrowings—convertible notes	—	15,000
New borrowings—term loan	—	14,000
New borrowings—other	757	4,662
Investment from noncontrolling interest	2,450	—
Debt issuance costs incurred	(981)	(1,149)
Note payments	(10,980)	(11,026)
Shares repurchased for income tax withholding on share-based compensation	(55)	(3)
Proceeds from sale and lease back (Note 13)	4,080	—
Payments on capital lease obligations	(417)	(1,324)
Discontinued operations - cash used for financing activities	(919)	(262)
Net cash (used for) provided by financing activities	(3,519)	22,034
Net (decrease) increase in cash and cash equivalents	(4,260)	900
Effect of exchange rate changes on cash	1,701	(824)
Cash and cash equivalents at the beginning of the year	8,578	4,370
Cash and cash equivalents at end of period	$6,019	$4,446

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

Equipment Distribution Segment

The Equipment Distribution segment consists of two of the Company’s subsidiaries, Crane and Machinery, Inc. (“C&M”) and Crane and Machinery Leasing, Inc. (“C&M Leasing”).  C&M is a distributor of Terex rough terrain and truck cranes products as well as Manitex’s own products.  C&M offers equipment repair services in the Chicago area and supplies repair parts for a wide variety of medium to heavy duty construction equipment both domestically and internationally. C&M also markets previously-owned construction and heavy equipment and trailers both domestically and internationally. C&M purchases previously owned equipment of various ages and conditions and often refurbishes the equipment before resale.

C&M Leasing rents equipment manufactured by the Company as well as a limited amount of equipment manufactured by third parties.   C&M Leasing has recently expanded its rental fleet substantially.  Previously, the Company’s rental operations were centered in the Chicago region.  With the expansion of the rental fleet, C&M Leasing is expanding its rental territory with a goal of having a national presence.

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

Manitex Liftking ULC (“Manitex Liftking” or “Liftking”) sold a complete line of rough terrain forklifts, a line of stand-up electric forklifts, cushioned tiered forklifts with lifting capacities from 18 thousand to 40 thousand pounds and special mission oriented vehicles, as well as other specialized carriers, heavy material handling transporters and steel mill equipment.  The Company’s Liftking subsidiary was sold on September 30, 2016, and is presented as a discontinued operation.

2. Basis of Presentation

The accompanying consolidated financial statements, included herein, have been prepared by the Company without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed) necessary for a fair presentation of the Company’s financial position as of September 30, 2016, and results of its operations and cash flows for the periods presented. The consolidated balances as of December 31, 2015 were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the year.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amounts the Company’s customers are invoiced and do not bear interest. Accounts Receivable is reduced by an allowance for amounts that may become uncollectible in the future. The Company’s estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where the Company has information that the customer may have an inability to meet its financial obligations. The Company had allowances for doubtful accounts of $352 and $228 at September 30, 2016 and December 31, 2015, respectively.

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

Interest Rate Swap Contracts—The Company enters into derivative instruments to manage its exposure to interest rate risk related to certain foreign term loans. Derivatives are initially recognized at fair value at the date the contract is entered into and are subsequently remeasured to their fair value at the end of each reporting period. The resulting gain or loss is recognized in current earnings immediately unless the derivative is designated and effective as a hedging instrument, in which case the effective portion of the gain or loss is recognized and is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedging instrument affects earnings (date of sale). The Company’s interest rate swap contracts are held by the PM Group and are intended to manage the exposure to interest rate risk related to certain term loans that PM has with certain financial institutions in Italy. These contracts have been determined not to be hedge instruments under ASC 815-10.

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

The results for PM Group and Columbia Tank are included in the Company’s results from their respective dates of acquisition of January 15, 2015 and March 12, 2015, respectively.

Reclassification

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation.

In conjunction with the adoption of new accounting standards, certain debt issuance costs at December 31, 2015, have been reclassified to conform to the current year’s presentation.

Supplemental Cash Flow Disclosures

Interest received and paid, income tax refunds received and income taxes paid and non-cash transactions for the periods ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30,
	2016	2015
Interest received in cash	36	23
Interest paid in cash	7,474	7,584
Income tax (refunds) payments in cash	(910)	1,450

Non cash transactions
Issuance of common stock in connection with Terex note repayment (Note 7)	150	—
Issuance of stock in connection with PM acquisition (Note 3)	—	10,124

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

Contingent Liability . In accordance with ASC 805, the acquirer is to recognize the acquisition date fair value of contingent liability. The Company entered into an Option Agreement with one of the PM Group senior banks under which the bank will sell to the Company PM debt with a face value of €5,000. Under the Option Agreement, the bank shall receive €2,500 if PM has 2017 EBITDA, as defined in the agreement, of between €14,500 and €16,500, and €5,000 if 2017 EBITDA exceeds €16,500. If 2017 EBITDA, as defined in the agreement, is less than €14,500, the bank is to sell the debt to the Company for €0.001. Given the disparity between the EBITDA threshold and the Company’s projected financial results, it was determined that a Monte Carlo simulation analysis was appropriate to determine the fair value of contingent consideration. The probability weighted average payment was determined to be €1,093 or $1,270 at the date of acquisition.   This amount is included in other long-term liabilities in the above table.

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

Columbia Tanks

On March 12, 2015 the Company’s subsidiary, Manitex Sabre, entered into an inventory purchase agreement and an equipment purchase agreement with Columbia Tanks LLC, an Indiana company and J.F. Henry, the “Member”, for the purchase of inventory and used manufacturing equipment. In a separate agreement with F.H. Associates, the Company entered into a three year lease of a 99,000 square foot manufacturing facility at an annual rent commencing at $240 per annum and increasing to $270 and $300 for the second and third years, respectively.  The lease was terminated in September of 2016.

The fair value of the purchase consideration was $1,214 in total as shown below:

Cash	$400
Seller notes	814
Total purchase consideration	$1,214

Seller Note . In connection with the inventory and equipment purchases, the Company issued two non-interest bearing notes for $450 and $390 that matured on August 31, 2016 and May 31, 2016, respectively. These two notes were fully paid at the maturity date. The fair value of Inventory Note and the Equipment Note was determined to be $436 and $378. The fair value of the notes was calculated to equal the present value of future debt payments discounted at a market rate of return commensurate with similar debt instruments with comparable levels of risk and marketability. A rate of 4.0% was determined to be the appropriate rate following an assessment of the risk inherent in the debt issued and the market rate for debt of this nature using corporate credit ratings.

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

4. Financial Instruments—Forward Currency Exchange Contracts and Interest Rate Swap Contracts

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis as of September 30, 2016 and December 31, 2015 by level within the fair value hierarchy. As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is summary of items that the Company measures at fair value on a recurring basis except as noted:

	Fair Value at September 30, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Forward currency exchange contracts	$—	$8	$—	$8
Interest rate swap contracts	—	435	—	435
PM contingent liabilities	—	—	336	336
Valla contingent consideration	—	—	206	206
Total recurring long-term liabilities at fair value	$—	$443	$542	$985

	Fair Value at December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Forward currency exchange contracts (1)	$—	$600	$—	$600
Total current assets at fair value	$—	$600	$—	$600
Liabilities:
Forward currency exchange contracts (2)	$—	$74	$—	$74
Interest rate swap contracts	—	1,177	—	1,177
PM contingent liabilities	—	—	1,187	1,187
Convertible debt- Perella ( See Note 14) (nonrecurring)	—	14,286	—	14,286
Valla contingent consideration	—	—	199	199
Total liabilities at fair value	$—	$15,537	$1,386	$16,923

(1)	Includes forward currency contracts held by Liftking, a discontinued operation with a fair market value of $8.
(2)	The foreign currency forward contracts liability of $74 is held by Liftking, a discontinued operation.

In connection with the acquisition of PM, the Company recorded a contingent liability related to an Option Agreement with one of PM’s senior lenders.  The agreement calls for a payment to be made to the lender based on PM’s 2017 EBITDA.  It was determined that Monte Carlo simulation analysis is the appropriate way to determine the fair market value of the contingent liability.  At June 30, 2016, the fair value was determined to be $330, and as result, a gain of $915 was recognized, which represents the difference between the updated fair value and the existing carrying value (including previous exchange rate adjustments).  It was determined that the fair market value has not changed between June 30, 2016 and September 30, 2016.

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

5. Derivatives Financial Instruments

The Company’s risk management objective is to use the most efficient and effective methods available to us to minimize, eliminate, reduce or transfer the risks which are associated with fluctuation of exchange rates between the Canadian, Euro, Chilean Peso and the U.S. dollar.

Forward Currency Contracts

When the Company’s Canadian subsidiary received a significant new U.S. dollar order, management evaluated different options that were available to mitigate future currency exchange risks. The decision to hedge future sales is not automatic and is decided case by case. The Company only use hedge instruments to hedge firm existing sales orders and not estimated exposure, when management determined that exchange risks exceeds desired risk tolerance levels. The forward currency contracts used to hedge future sales were designated as cash flow hedges under ASC 815-10 provided certain criteria are met. The Company’s Canadian subsidiary was sold on September 30, 2016.

Historically, the Company enters into forward currency exchange contracts in relationship such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. The forward currency exchange contracts that the Company has to offset existing assets and liabilities denominated in other than the reporting units’ functional currency have been determined not to be considered a hedge under ASC 815-10. The Company records at the balance sheet date the forward currency exchange contracts at its market value with any associated gain or loss being recorded in current earnings. Both realized and unrealized gains and losses related to forward currency contracts are included in current earnings and are reflected in the Statement of Income in the other income expense section on the line titled foreign currency transaction gains (losses). Items denominated in other than a reporting units functional currency includes certain intercompany receivables due from the Company’s Italian subsidiaries and accounts receivable and account payable of our Italian subsidiaries and their subsidiaries.

As required, forward currency contracts are recognized as an asset or liability at fair value on the Company’s Consolidated Balance Sheet. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (date of sale). Gains or losses on cash flow hedges when recognized into income are included in net revenues. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The Company expects minimal ineffectiveness as the Company has hedged only firm sales orders and has not hedged estimated exposures. As of September 30, 2016, the Company had no outstanding forward currency contracts that were in place to hedge future sales. Therefore, there are currently no unrealized pre-tax gains or losses which will be reclassified from other comprehensive income into earnings during the next 12 months.

PM Group has an intercompany receivable denominated in Euros from its Chilean subsidiary.  At September 30, 2016, the Company had entered into a forward currency exchange contract that matures on January 27, 2017.  Under the contract the Company is obligated to sell 1,800,000 Chilean pesos for 2,392 euros. The purpose of the forward contract is to mitigate the income effect related to this intercompany receivable that results with a change in exchange rate between the Euro and the Chilean peso.

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

A contract signed by PM, for an original notional amount of € 20,000 (€ 20,000 at September 30, 2016), maturing on February 3, 2017 with interest payable every February 3 and August 3 each year. PM pays interest at a rate of 3.48% and receives from the counterparties interest at the Euro Interbank Offered Rate (“Euribor”) for the period in question.  An additional contract was signed by PM Group, for an original notional amount of € 482 (€ 414 at September 30, 2016), maturing on October 1, 2020 with interest paid monthly.   PM pays interest at a rate of 3.90% and receives from the counterparties interest at the “Euribor” rate for the period in question if greater than 0.90%.

As of September 30, 2016, the Company had the following forward currency contracts and interest rate swaps:

Nature of Derivative	Currency	Amount	Type
Forward currency sales contracts	Chilean peso	1,800,000	Not designated as hedge instrument
Interest rate swap contract	Euro	20,414	Not designated as hedge instrument

The following table provides the location and fair value amounts of derivative instruments that are reported in the Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015:

Total derivatives NOT designated as a hedge instrument

		Fair Value
	Balance Sheet Location	September 30, 2016	December 31, 2015
Asset Derivatives
Foreign currency exchange contract	Prepaid expense and other	$—	$595
Foreign currency exchange contract	Current assets of discontinued operations	—	5
Total assets		$—	$600

Liabilities Derivatives
Foreign currency exchange contract	Accrued expense	$8	$—
Foreign currency exchange contract	Current liabilities of discontinued operations	—	74
Interest rate swap contracts	Notes payable	435	1,177
Total liabilities		$443	$1,251

The following tables provide the effect of derivative instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015:

		Gain or (loss)
	Location of gain or (loss) recognized in Income Statement	Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Derivatives Not designated as Hedge Instruments
Forward currency contracts	Foreign currency transaction (losses) gain	$(22)	$243	$(332)	$432
Forward currency contracts	(Loss) gain from operations of discontinued operations	$(32)	$(2)	$54	$(204)
Interest rate swap contracts	Interest expense	392	376	$787	$736
		$338	$617	$509	$964

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

6. Net Earnings (Loss) per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of convertible debt and restricted stock units. Details of the calculations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) attributable to shareholders of Manitex International, Inc.
Net loss from continuing operations	$(5,589)	$(616)	$(11,982)	$(314)
Less: income attributable to noncontrolling interest	(294)	(23)	(566)	(495)
Net (loss) from continuing operations attributable to shareholders of Manitex International, Inc.	(5,883)	(639)	(12,548)	(809)
(Loss) income from operations of discontinued operations, net of income taxes expense (benefit) of $5,141, $228, $267 and $302, respectively	(5,625)	864	714	932
(Loss) on sale of discontinued operations, net of income taxes benefit of $453 for three and nine months ended September 30, 2016	(9,050)	—	(9,050)	—
Net (loss) income attributable to shareholders of Manitex International, Inc.	$(20,558)	$225	$(20,884)	$123

Earnings (loss) per share
Basic
Loss from continuing operations attributable to shareholders' of Manitex International, Inc.	$(0.36)	$(0.04)	$(0.78)	$(0.05)
(Loss) earnings from operations of discontinued operations attributable to shareholders of Manitex International, Inc., net of tax	$(0.35)	$0.05	$0.04	$0.06
(Loss) on sale of discontinued operations attributable to shareholders of Manitex International, Inc., net of tax	$(0.56)	$—	$(0.56)	$—
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$(1.27)	$0.01	$(1.30)	$0.01

Diluted
Loss from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.36)	$(0.04)	$(0.78)	$(0.05)
(Loss) earnings from operations of discontinued operations attributable to shareholders of Manitex International, Inc., net of tax	$(0.35)	$0.05	$0.04	$0.06
(Loss) on sale of discontinued operations attributable to shareholders of Manitex International, Inc., net of tax	$(0.56)	$—	$(0.56)	$—
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$(1.27)	$0.01	$(1.30)	$0.01
Weighted average common shares outstanding
Basic	16,127,346	16,014,594	16,119,578	15,955,025
Diluted	16,127,346	16,014,594	16,119,578	15,955,025

There are 267,577 and 267,891 restricted stock units which are anti-dilutive and therefore not included in the average number of diluted shares shown above for the three and nine months ended September 30, 2016, respectively.   There are 194,067 and 196,610

restricted stock units which are anti-dilutive and therefore not included in the average number of diluted shares shown above for the three and nine months ended September 30, 2015, respectively.

7. Equity

Stock Issuance

Shares issued to Terex Corporation

On March 1, 2016, the Company issued 30,425 shares of common stock to Terex Corporation as the Company elected to pay $150 of the final principal payment due March 1, 2016 in shares of the Company’s common stock. The share price for the transaction was $4.93 which was determined based upon the average closing price for the twenty trading days ending the day before the payment was due.

Stock issued to employees and Directors

The Company issued shares of common stock to employees and Directors as restricted stock units issued under the Company’s 2004 Incentive Plan vested. Upon issuance entries were recorded to increase common stock and decrease paid in capital for the amounts shown below. The following is a summary of stock issuances that occurred during the period:

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
January 1, 2016	Directors	4,290	$26
January 1, 2016	Employees	25,920	154
June 5, 2016	Employees	642	7
September 15, 2016	Directors	6,800	36
September 30, 2016	Employees	7,511	68
		45,163	291

On March 13, 2015, the Company paid a portion of officers and employee 2014 bonuses in stock. This resulted in an issuance of 22,868 shares with an aggregate value of $212. Upon issuance, the Company’s common stock was increased by $212 and the bonus accrual was decreased by a corresponding amount.

Stock Repurchase

The Company purchases shares of Common Stock from certain employees at the closing share price on the date that employees’ restricted shares are issued (which is also the vesting date).  The stock is purchased from the employees to satisfy employees’ withholding tax obligations related to the stock when issued.  Common stock is decreased by the value of the shares purchased.  The below table summarized shares repurchased from employees during the current year through September 30, 2016:

Date of Issue	Shares Repurchased	Closing Share Price	Value of Shares Repurchased
January 1, 2016	7,074	$5.95	$42
June 5, 2016	197	$6.75	1
September 30, 2016	2,254	$5.51	12
	9,525		$55

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

The Company awarded under the Amended and Restated 2004 Equity Incentive Plan a total of 203,850 restricted stock units to employees and directors during the nine months ended September 30. 2016. The restricted stock units are subject to the same conditions as the restricted stock awards except the restricted stock units will not have voting rights and the common stock will not be issued until the vesting criteria are satisfied.

The following table contains information regarding restricted stock units:

September 30, 2016
Outstanding on January 1, 2016	118,773
Units granted during the period	203,850
Vested and issued	(45,163)
Forfeited	(9,883)
Outstanding on September 30, 2016	267,577

On September 15, 2016, the Company granted an aggregate of 20,000 restricted stock units to five independent Directors pursuant to the Company’s 2004 Equity Incentive Plan. These restricted stock units vest in aggregate installments of 6,800, 6,600 and 6,600 on September 15, 2016, 2017 and 2018, respectively.

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

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $334 and $301 for the three and $900 and $955 for the nine months ended September 30, 2016 and 2015, respectively.  Additional compensation expense related to restricted stock units will be $286, $745 and $375 for the remainder of 2016, 2017 and 2018, respectively.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments,” (“ASU 2016-15”).  ASU 2016-15 reduces the existing diversity in practice in financial reporting by clarifying existing principles in ASC 230, “Statement of Cash Flows,” and provides specific guidance on certain cash flow classification issues.  The effective date for ASU 2016-15 will be the first quarter of fiscal year 2018 with early adoption permitted.  The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740) - Intra-Entity Transfer of Assets Other than Inventory,” (“ASU 2016-16”).  ASU 2016-16 requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (excluding inventory) when the transfer occurs. This is a change from existing GAAP which prohibits recognition of current and deferred income taxes until the asset is sold to a third party.  The effective date for ASU 2016-16 will be the first quarter of fiscal year 2018 with early adoption permitted. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

Except as noted above, the guidance issued by the FASB is not expected to have a material effect on the Company’s consolidated financial statements.

9. Inventory

The components of inventory are as follows:

	September 30, 2016	December 31, 2015
Raw materials and purchased parts, net	$74,931	$76,525
Work in process	4,323	5,914
Finished goods	27,738	24,105
Inventory, net	$106,992	$106,544

The Company has established reserves for obsolete and excess inventory of $2,372 and $1,435 as of September 30, 2016 and December 31, 2015, respectively.

10. Goodwill and Intangible Assets

	September 30, 2016	December 31, 2015	Useful lives
Patented and unpatented technology	$28,087	$27,704	7-10 years
Amortization	(13,513)	(11,607)
Customer relationships	41,680	41,263	10-20 years
Amortization	(10,673)	(7,945)
Trade names and trademarks	20,837	20,558	25 years-indefinite
Amortization	(2,783)	(2,421)
Non-competition agreements	50	50	2-5 years
Amortization	(40)	(38)
Customer backlog	473	418	<1 year
Amortization	(473)	(418)
Total intangible assets	$63,645	$67,564

Amortization expense for intangible assets was $1,483 and $1,743 for the three months, and $4,934 and $5,145 for the nine months ended September 30, 2016 and 2015, respectively.

Changes in goodwill for the nine months ended September 30, 2016 are as follows:

	Lifting Equipment Segment	Equipment Distribution Segment	ASV Segment	Total
Balance January 1, 2016	$45,548	$275	$30,579	$76,402
Goodwill write-off		$(275)		$(275)
Effect of change in exchange rates	1,059	—	—	1,059
Balance September 30, 2016	$46,607	$—	$30,579	$77,186

The Company evaluated its goodwill using quantitative Step 1 analysis at June 30 and September 30, 2016.  The June 30, 2016 Step 1 calculations for the Equipment Distribution segment indicated impairment.  Accordingly, a Step 2 valuation for the Equipment Distribution segment was completed and resulted in the Equipment Distribution segment’s goodwill being written off.  The September 30, 2016 evaluation did not indicate any impairment.  The determination of fair value requires the Company to make significant estimates and assumptions.  If our progress in meeting these and other assumptions is slower or different than what was anticipated, it may impact our ability to meet the projections.

11. Accounts Payable and Accrued Expenses

	September 30, 2016	December 31, 2015
Accounts payable:
Trade	$53,332	$59,220
Bank overdraft	828	1,195
Total accounts payable	$54,160	$60,415
Accrued expenses:
Accrued payroll	$2,988	$2,401
Accrued employee benefits	962	1,053
Accrued bonuses	20	869
Accrued vacation expense	1,792	1,630
Accrued interest	123	249
Accrued commissions	446	491
Accrued expenses—other	2,354	3,523
Accrued warranty	3,294	3,549
Accrued income taxes	661	815
Accrued taxes other than income taxes	3,481	3,634
Accrued product liability and workers compensation claims	1,701	2,384
Accrued liability on forward currency exchange contracts	8	—
Total accrued expenses	$17,830	$20,598

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

	For the nine months ended
	September 30, 2016	September 30, 2015
Balance January 1,	$3,549	$3,142
Business Acquired	—	843
Accrual for warranties issued during the period	2,170	3,128
Warranty services provided	(2,324)	(3,248)
Changes in estimate	(128)	(150)
Foreign currency translation	27	26
Balance September 30,	$3,294	$3,741

13. Credit Facilities and Debt

U.S.  Credit Facilities

At September 30, 2016, the Company and its U.S. subsidiaries have a Loan and Security Agreement, as amended, (the “Loan Agreement”) with The Private Bank and Trust Company (“Private Bank”).  The Loan Agreement provides a revolving credit facility with a maturity date of July 20, 2019.   The aggregate amount of the facility is $35,000 through November 7, 2016, followed by a facility reduction to $30,000 at November 8, 2016, followed by a further facility reduction to $28,500 at November 30, 2016, followed by a final facility reduction to $25,000 at December 31, 2016.

The maximum borrowing available to the Company under the Loan Agreement is limited to: (1) 85% of eligible receivables; plus (2) 50% of eligible inventory valued at the lower of cost or market subject to a $20,000 limit (limit is reduced to $17,500 at December 31, 2016); plus (3) 80% of eligible used equipment, as defined, valued at the lower of cost or market subject to a $2,000 limit.  At September 30, 2016, the maximum the Company could borrow based on available collateral was capped at $27,977.  At September 30, 2016, the Company had borrowed $21,403 under this facility. The indebtedness under the Loan Agreement is collateralized by substantially all of the Company’s assets, except for the assets of certain of the Company’s subsidiaries.

The Loan Agreement provides that the Company can opt to pay interest on the revolving credit at either a base rate plus a spread, or a LIBOR rate plus a spread.  The base rate spread ranges from 0.25% to 1.00% depending on the Senior Leverage Ratio (as defined in the Loan Agreement), but is fixed at 1.00% until January 20, 2017.  The LIBOR spread ranges from 2.25% to 3.00% also depending on the Senior Leverage Ratio, but is fixed at 3.00% until January 20, 2017.  Funds borrowed under the LIBOR option can be borrowed for period of one, two, or three months and are limited to four LIBOR contracts outstanding at any time. Base rate and 30 day LIBOR rates were 3.50% and 0.54%, respectively at the Private Bank at September 30, 2016.  In addition, Private Bank assesses a 0.50% unused line fee that is payable monthly.

The Loan Agreement subjects the Company and its domestic subsidiaries to an Adjusted EBITDA covenant (as defined) of $1,500 at September 30, 2016 and $3,500 for all quarters starting December 31, 2016 through the end of the agreement. Additionally, the Company and its domestic subsidiaries are subject to a Fixed Charge Coverage ratio of 1.20 to 1.00 measured on a quarterly basis beginning March 31, 2017 through the term of the agreement.  The Loan Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, pay dividends or make distributions, repurchase stock, in each case subject to customary exceptions for a credit facility of this size.

The Loan Agreement permits the Company to provide unsecured guarantees of indebtedness owed by CVS to foreign banks in respect to working capital financing, not to exceed the lessor of $9,000 or the amount of such indebtedness.

The Loan Agreement has a Letter of Credit facility of $3,000, which is fully reserved against availability.

Notes Payable—Terex- ASV Acquisition

On December 19, 2014, the Company executed a note payable to Terex Corporation for $1,594. The note matures on December 19, 2016 and has an annual interest rate of 4.5%. Interest is payable semi-annually beginning on June 19, 2015. The note was issued in connection with acquisition of 51% interest in ASV from Terex Corporation. The note has an outstanding balance of $1,594 at September 30, 2016.

Note Payable—Bank

At September 30, 2016, the Company has a $129 note payable to a bank. The note dated January 5, 2016 had an original principal amount of $701 and an annual interest rate of 3.5%. Under the terms of the note the company is required to make eleven monthly payments of $65 commencing January 30, 2016. The proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest in the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums.

CVS Debt

CVS Short-Term Working Capital Borrowings

At September 30, 2016, CVS had established demand credit facilities with twelve Italian banks. Under the facilities, CVS can borrow up to €350 ($393) on an unsecured basis and additional amounts as advances against orders, invoices and letter of credit with a total maximum facilities (including the unsecured portion) of €22,119 ($24,857). The Company has granted guarantees in respect to available credit facilities in the amount of €588 ($660).  The maximum amount outstanding is limited to 80% of the assigned accounts receivable if there is an invoice issued or 50% if there is an order/contract issued. The banks will evaluate each request to borrow individually and determine the allowable advance percentage and interest rate. In making its determination the bank considers the customer’s credit and location of the customer.

At September 30, 2016, the banks had advanced CVS €12,245 ($13,761) at variable interest rates which currently range from 2.72% to 6.70%.

At September 30, 2016, the Company has guaranteed €588 ($660) of CVS’s outstanding debt. Additionally, various Italian banks have issued performance bonds which total €2.5 million ($2.9 million) and none are guaranteed by the Company.

Notes Payable

At September 30, 2016, CVS has a €500 ($562) note payable to a bank. The note dated March 27, 2015 had an original principal amount of €1,000 ($1,124) and an annual interest rate of EURIBOR 3 month plus 140 basis points. Under the terms of the note CVS is required to make twelve quarterly principal and interest payments beginning on June 30, 2015 through March 31, 2018. The Company does not guarantee any of the borrowing.

At September 30, 2016, CVS has a €2,363 ($2,655) note payable to a bank. The note dated March 4, 2015 had an original principal amount of €2,363 ($2,655) and an annual interest rate of 0.50% on €2,127 ($2,390) and 3.65% on the balance of €236 ($265). Under the terms of the note CVS is required to make sixteen semi-annual principal payments beginning on December 31, 2016 thru June 30, 2024. CVS is also required to make nineteen semi-annual interest payments beginning on June 30, 2015 through June 30, 2024. The Company is guaranteeing €236 ($265) of the borrowing.

At September 30, 2016, CVS has a €755 ($849) note payable to a bank. The note dated October 20, 2015 had an original principal amount of €1,000 ($1,124) and an annual interest rate of 1.850%. Under the terms of the note CVS is required to make twelve quarterly principal and interest payments beginning on January 20, 2016, through October 20, 2018. The Company does not guarantee any of the borrowing.

Acquisition note—Valla

In connection with the acquisition of Valla, the Company executed a note payable.  At September 30, 2016, the note had a balance of €79 ($89) and is payable on December 31, 2016.

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

The $35,000 revolving loan facility is a secured financing facility under which borrowing availability is limited to existing collateral as defined in the agreement. The maximum amount available is limited to (1) the sum of 85% of eligible receivables, plus (2) the lesser of (i) 65% of eligible inventory valued at the lower of cost or market value or (ii) 85% of eligible inventory valued at the net orderly liquidation value, reduced by (3) (i) certain reserves determined by JPMCB, (ii) the amount of outstanding standby letters of credit issued under the JPMCB Credit Agreement and (iii) the amount of outstanding Ex-In Bank loans. The facility matures on December 19, 2019. At September 30, 2016, ASV had drawn $15,350 under the JPMCB Credit Agreement. The JPMCB Credit Agreement bears interest at ASV’s option at JPMCB’ prime rate plus a spread or an adjusted LIBOR rate plus a spread. The interest rate spread for prime rate is between 0.50% and 1.00% and for LIBOR the spread is between 1.50% and 2.00% in each case with the spread being based on the aggregate amount of funds available for borrowing by ASV under the JPMCB Credit Agreement, as defined in the JPMCB Credit Agreement. The base rate and LIBOR spread is currently 1.00% and 2.00%, respectively. Funds borrowed under the LIBOR options can be borrowed for periods of one, two, three or six months. At September 30, 2016, the maximum ASV could borrow based on available collateral was capped at $21,293.

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

At September 30, 2016, ASV had a remaining principal balance of $32,500 (less $1,748 debt issuance cost, for a net debt of $30,752) under the Garrison Credit Agreement. The Garrison Credit Agreement bears interest, at a one-month adjusted LIBOR rate plus a spread of between 10.5% and 11.0%. The spread is based on the ratio of ASV’s total debt to its EBITDA, as defined in the Garrison Credit Agreement. The LIBOR spread is currently 11.0%. The interest rate for the period ending September 30, 2016 was 11.56%.  Debt issuance costs offset against the Garrison term note totaled $1,748 at September 30, 2016 (resulting in an effective rate of 12.2%).

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

PM Group Short-Term Working Capital Borrowings

At September 30, 2016, PM Group had established demand credit and overdraft facilities with seven Italian banks and six banks in South America. Under the facilities, PM Group can borrow up to approximately €23,786 ($26,731) for advances against invoices, and letter of credit and bank overdrafts. Interest on the Italian working capital facilities is charged at the 3-month or 6-month Euribor plus 200 basis points, while interest on overdraft facilities is charged at the 3 month Euribor plus 350 basis points. Interest on the South American facilities is charged at a flat rate of points for advances on invoices ranging from 8% - 30%.

At September 30, 2016, the Italian banks had advanced PM Group €17,730 ($19,925), at variable interest rates, which currently range from 1.45% to 1.70%. At September 30, 2016, the South American banks had advanced PM Group €377 ($424). Total short-term borrowings for PM Group were €18,107 ($20,349) at September 30, 2016.

PM Group Term Loans

At September 30, 2016, PM Group has a €12,920 ($14,520) term loan with two Italian banks, BPER and Unicredit. The term loan is split into three separate notes and is secured by PM Group’s common stock.  Debt issuance costs offset against these term loans totaled €426 ($479) at September 30, 2016.

The first note has an outstanding principal balance of €3,952 ($4,441), is charged interest at the 6-month Euribor plus 236 basis points, effective rate of 2.16% at September 30, 2016. The note is payable in semi-annual installments beginning June 2017 and ending December 2021. The second note has an outstanding principal balance of €4,865 ($5,467), is charged interest at the 6-month Euribor plus 286 basis points, effective rate of 2.66% at September 30, 2016. The note is payable in semi-annual installments beginning June 2017 and ending December 2021. The third note has an outstanding principal balance of €4,103 ($4,611) and is non-interest bearing. The note is payable in semi-annual installments beginning June 2016 and ending December 2017 and a final balloon payment in December 2022. Accrued deferred interest on these notes through the date of acquisition at January 15, 2015, totaled €4,857 ($5,358)

and is payable in semi-annual installments beginning June 2015 and ending December 2016. At September 30, 2016, the remaining deferred interest was €1,003 ($1,127) as the original amount was reduced when the payments of the installments were made.

An adjustment in the purchase accounting to value the non-interest bearing debt at its fair market value was made. At January 15, 2015 it was determined that the fair value of the debt was €1,460 or $1,641 less than the book value. This reduction is not reflected in the above descriptions of PM debt. This discount is being amortized over the life of the debt and being charged to interest expense. As of September 30, 2016 the remaining balance was €851 or $956 and has been offset to the debt.

PM Group is subject to certain financial covenants as defined by the debt restructuring agreement with BPER and Unicredit including maintaining (1) Net debt to EBITDA, (2) Net debt to equity, and (3) EBITDA to net financial charges ratios. The covenants are measured on a semi-annual basis.

At September 30, 2016 PM Group has unsecured borrowings with five Italian banks totaling €13,404 ($15,063). Interest on the unsecured notes is charged at the 3-month Euribor plus 250 basis points, effective rate of 2.20% at September 30, 2016. Principal payments are due on a semi-annual basis beginning June 2019 and ending December 2021. Accrued interest on these borrowings through the date of acquisition at January 15, 2015, totaled €699 ($786) and is payable in semi-annual installments beginning June 2019 and ending December 2019.

Autogru PM RO, a subsidiary of PM Group, fully repaid the former note payable and entered into two new note payables in October 2015 totaling €854 ($960). The first note is payable in 60 monthly principal installments of €8 ($9), plus interest at the 1-month Euribor plus 300 basis points, effective rate of 3.00% at September 30, 2016, maturing October 2020. At September 30, 2016, the outstanding principal balance of the note was €414 ($465). The second new note is payable in one instalment in October 2016 is charged interest at the 1-month Euribor plus 250 basis points, effective rate of 2.50% at September 30, 2016. At September 30, 2016, the outstanding principal balance of the note was €440 ($495).

PM has interest rate swaps with a fair market value at September 30, 2016 of €387 or $435 which has been included in debt.

Capital leases

Georgetown facility

The Company leases it Georgetown facility under a capital lease that expires on April 30, 2028.  The current monthly rental payment is $64.  The lease has rent escalation provision pursuant to which rent is increased commencing on September 1, 2016, and each subsequent September 1 during the term of the lease by 3% per increase.  At September 30, 2016, the outstanding capital lease obligation is $5,338.

Winona facility

The Company has a lease which expires on February 1, 2017, that includes a one year extension through February 1, 2018, at the option of the Company.  The lease provides for monthly lease payments of $2 for its Winona, Minnesota facility. The Company has an option to purchase the facility for $500 by giving notice to the landlord of its intent to purchase the facility. The Landlord must receive such notice at least three months prior to end of the lease term. At September 30, 2016, the Company has outstanding capital lease obligation of $500, the amount of the purchase option.

Equipment

The Company has entered into a lease agreement with a bank pursuant to which the Company is permitted to borrow 100% of the cost of new equipment with 60 month repayment periods, respectively. At the conclusion of the lease period, for each piece of equipment the Company is required to purchase that piece of leased equipment for one dollar.

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

The following is a summary of amounts financed under equipment capital lease agreements:

				Balance as of
	Amount Borrowed	Repayment Period	Amount of Monthly Payment	September 30, 2016
New equipment	$1,166	60	$22	$577

The Company has one additional capital lease. As of September 30, 2016, the capitalized lease obligation was $6.

Operating leases

The Company entered into four sale lease back transactions from December 2015 through March 2016 with total proceeds of $6,675.  These transactions are accounted for as operating leases and have  60 month terms and require monthly payments that total $108.

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

As of September 30, 2016, the note had a remaining principal balance of $6,829 and an unamortized discount of $671. The difference between current unamortized discount and the $893 initially recorded represents $222 of amortization of excess discount.

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

As of September 30, 2016, the note had remaining principal balance of $14,463 and an unamortized discount of $537. The difference between current unamortized discount and the $714 initially recorded represents $177 of amortization of excess discount. Debt issuance costs offset against this note totaled $416 at September 30, 2016.

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

On May 5, 2011, Company entered into two separate settlement agreements with two plaintiffs. As of September 30, 2016, the Company has a remaining obligation under the agreements to pay the plaintiffs $1,425 without interest in 15 annual installments of $95 on or before May 22 of each year. On, February 3, 2016, the Company entered into another legal settlement with a single plaintiff for €640 ($719). The liability had been fully accrued and resulted in no gain or loss. The Company has paid €370 ($416). As of September 30, 2016 the Company has a remaining obligation under the agreement to pay the plaintiff €270 ($303) without interest. As of September 30, 2016, the Company has in 13 remaining monthly installments – one monthly installment of €30 ($34), followed by twelve monthly installments of €20  ($22).

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

Lifting Equipment Segment

The Lifting Equipment segment is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes, predominately through a network of dealers, a diverse group of products that serve different functions and are used in a variety of industries. The Company markets a comprehensive line of boom trucks, a truck crane and sign cranes. The Company also manufacturers a number of specialized rough terrain cranes and material handling products, including 15 and 30-ton cab down rough terrain cranes. Company lifting products are used in industrial applications, energy exploration and infrastructure development in the commercial sector. The company’s specialized rough terrain cranes primarily serve the needs of the construction, municipality and railroad industries. Through one of its Italian subsidiaries, the Company manufactures and distributes reach stackers and associated lifting equipment for the global container handling markets.  The Valla product line offers a full range of pick and carry cranes from 2 to 90 tons, using electric, diesel, and hybrid power options. Its cranes offer wheeled or tracked, fixed or swing boom configurations, with dozens of special applications designed specifically to meet the needs of its customers. The Company also manufactures and markets a comprehensive line of specialized trailer tanks for liquid and solid storage and containment. The tank trailers are used in a variety of end markets such as petrochemical, waste management and oil and gas drilling. As of January 15, 2015, the Company acquired the PM Group S.p.A. (“PM”). PM is a leading Italian manufacturer of truck mounted hydraulic knuckle boom cranes with a 50-year history of technology and innovation, and a product range spanning more than 50 models. Its largest subsidiary, Oil & Steel, S.p.A. (“O&S”), is a manufacturer of truck-mounted aerial platforms with a diverse product line and an international client base.

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

Equipment Distribution Segment

The Equipment Distribution segment comprises the operations of Crane & Machinery, Inc. (“C&M”) and Crane and Machinery Leasing, Inc. (“C&M Leasing”).  The segment markets products used primarily for infrastructure development and commercial construction applications that include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance. C&M is a distributor of Terex rough terrain and truck cranes products and supplies repair parts for a wide variety of medium to heavy duty construction equipment and sells domestically and internationally, predominately to end users, including the rental market. It also provides crane equipment repair services in the Chicago area. The segment markets previously-owned construction and heavy equipment and trailers both domestically and internationally. C&M purchases previously owned equipment of various ages and conditions and often refurbishes the equipment before resale.  The segment also sells Valla products.

C&M Leasing rents equipment manufactured by the Company as well as a limited amount of equipment manufactured by third parties.   C&M Leasing has recently substantially expanded its rental fleet.  Previously, the Company’s rental operations were centered in the Chicago region.  With the expansion of the rental fleet, C&M Leasing is expanding its rental territory with a goal of having a national presence.

The following is financial information for our three operating segments, i.e., Lifting Equipment, Equipment Distribution and ASV:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues
Lifting Equipment	$47,854	$54,755	$171,927	$177,974
Equipment Distribution	3,662	2,953	12,711	10,363
ASV	23,011	26,899	78,752	91,162
Inter-segment sales	(396)	(131)	(2,684)	(2,687)
Total	$74,131	$84,476	$260,706	$276,812
Operating income (loss) from continuing operations
Lifting Equipment	$(507)	$3,053	$4,732	$9,885
Equipment Distribution	(270)	(231)	(1,568)	10
ASV	1,699	1,367	4,783	5,320
Corporate expenses	(1,922)	(2,267)	(5,898)	(6,669)
Change in inter-segment profit in inventory elimination	39	36	15	(59)
Total operating income (loss)	$(961)	$1,958	$2,064	$8,487

During the quarter ended March 31, 2016, the Company’s CVS subsidiary sold its terminal tractor product line to a related party.  The transaction totaled €2,839 ($3,119) inclusive of VAT taxes and resulted in a gain of €1,987 ($2,212), which is included in other income on the Consolidated Statement of Operations.  In connection with this transaction, CVS paid a $540 commission to the Distribution segment for services that were provided.  Revenues for the Distribution segment include this commission.  The Lifting segments operating expense includes an offsetting commission expense.  Both aforementioned intercompany commission revenue and expense has been eliminated in the Company’s consolidated results for the nine months ended September 30, 2016.

Lifting Equipment segment operating earnings includes amortization of $855 and $1,093 for the three months, and $2,916 and $3,200 for the nine months ended September 30, 2016 and 2015, respectively. The Equipment Distribution segment operating earnings includes amortization of $36 and $36 for the three months and $110 and $110 for the nine months ended September 30, 2016 and 2015, respectively. The ASV segment operating earnings includes amortization of $636 and $638 for the three months,and $1,908 and $1,910 for the nine months ended September 30, 2016 and 2015, respectively.

	September 30, 2016	December 31, 2015
Total Assets
Lifting Equipment	$246,206	$242,330
Equipment Distribution	11,496	14,585
ASV	116,926	120,635
Corporate	719	1,712
Discontinued operations	—	24,896
Total	$375,347	$404,158

17. Transactions between the Company and Related Parties

In the course of conducting its business, the Company has entered into certain related party transactions from continuing and discontinued operations.

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

As of September 30, 2016 the Company had an accounts receivable of $55 and $64 from Lift Ventures and SL, respectively and accounts payable of $7, $266, $690 and $1,444 to BGI, Lift Ventures, SL and Terex, respectively.  As of December 31, 2015 the Company had an accounts receivable of $157 and $41 from SL and Lift Ventures, respectively and accounts payable of $150, $244, $2, and to SL, Lift Ventures and BGI, respectively.

The following is a summary from continuing and discontinued operations attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

		Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Rent paid	Bridgeview Facility (1)	$65	$65	$194	$191

Sales to:	BGI USA, Inc.	$—	$—	$—	$3
	SL Industries, Ltd.	11	56	59	56
	Lift Ventures	1	—	14	—
		$12	$56	$73	$59

Purchases from:
	BGI USA, Inc.	$—	7	$—	7
	Lift Ventures	614	211	1,376	496
	SL Industries, Ltd.	196	986	1,861	3,453
	Terex	1,352	127	1,632	470
Total Purchases		$2,162	$1,331	$4,869	$4,426

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

Transactions with Terex

At September 30, 2016, ASV has accounts receivable due from Terex for $770 which is shown on the balance on the line titled “accounts receivable from related party” and accounts payable of $1,456 on the line titled “accounts payable related parties”. At December 31, 2015, accounts receivable due from Terex was $388 and accounts payable owed to Terex was $1,413.

The Company has the following notes payable to Terex:

	September 30,	December 31,
	2016	2015
Note related to Crane and Schaeff acquisition	$—	$250
Note payable related to ASV acquisition	$1,594	$1,594
Convertible note, (net)	$6,829	$6,737

See Note 13 and Note 14 for additional details regarding the above debt obligations.

The following is a summary of the amounts attributable to certain transactions between ASV and Terex, our joint venture, as described in the footnotes to the table, for the periods indicated:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Sales to Terex	$200	$267	$1,471	$1,632
Purchases from Terex	$2,175	$1,711	$6,090	$4,058

In addition to the above referenced purchases, ASV expensed $170 and $1,150 for the three and nine months ended September 30, 2016 in connection with the Distribution and Cross Marketing Agreement and $135 and $1,402 for the same comparable periods in 2015.

For the three and nine months ended September 30, 2016, ASV expensed $322 and $972 in connection with the Service Agreement and $370 and $1,113 for the same comparable periods in 2015, respectively.

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

On March 11, 2016, Terex made an additional $2,450 equity contribution to ASV.

18. Income Taxes

The Company’s provision for income taxes consist of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective tax rate that the Company expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments for changes in estimate as necessary. The estimated annual effective tax rate is based upon the Company’s anticipated earnings both in the U.S. and in foreign jurisdictions. The annual effective tax rate from continuing operations for 2016 (but excluding discrete items), is estimated to be (3.8)%.

The estimated annual effective tax rate from continuing operations for 2016 of (3.8)% is lower than the statutory rate of 35% primarily due to the mix of anticipated earnings both in U.S. and foreign jurisdictions, and projected current year losses for which no tax benefit is recognized as a result of our increase in the valuation allowance.

In assessing the realizability of deferred tax assets, we evaluate whether it is more likely than not (more than 50%) that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. We assess all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. As of June 30, 2016, we projected to be in a U.S. cumulative loss position during the three year period ending in December 31, 2016, which is considered to be a significant piece of negative evidence.

Based on these factors, most notably the projected three year cumulative loss, the Company is not recognizing a tax benefit for the portion of the projected 2016 tax loss that cannot be realized with a carryback claim for a refund of taxes paid in prior years and therefore increased our valuation allowance.

For the nine months ended September 30, 2016 and 2015, the Company recorded income tax expense (benefit) from continuing operations of $453 and $(65), respectively. For the three months ended September 30, 2016 and 2015, the Company recorded an income tax (benefit) from continuing operations of $(3,813) and $(175), respectively.

The Company’s total unrecognized tax benefits as of September 30, 2016 and 2015 were approximately $936 and $941, which, if recognized, would affect the Company’s effective tax rate. Included in the unrecognized tax benefits is a liability for the PM Group’s potential IRES and IRAP audit adjustments for the tax years 2009 – 2013. Depending upon the final resolution of the PM Group’s audit, the liability could be higher or lower than the amount recorded at September 30, 2016.

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments for changes in estimate as necessary. The 2016 estimated annual effective tax rate is based upon the Company’s anticipated earnings both in the U.S. and foreign jurisdictions, and projected current year losses for which no tax benefit is recognized.

19. Discontinued Operations

On September 30, 2016, the Company completed the sale of Manitex Liftking, ULC, an Alberta unlimited liability corporation pursuant to a Share Purchase Agreement (the “Liftking Purchase Agreement”) with Mi-Jack Products, Inc. and its wholly-owned subsidiary Liftking Acquisition ULC.

The Company received cash consideration of $14.0 million.  The Company recognized a pre-tax loss of $9,503 on the sale including  transaction expenses of $581. The pre-tax loss includes a non-cash portion related to intangible assets and goodwill write-offs of $2,904 and $3,687, respectively.  The aforementioned intangible and goodwill represents an allocation of a portion of the Lifting segment’s intangibles and goodwill that existed on the date of sale.  The allocation percentage was arrived at by computing the full value of the Lifting segment and subtracting the value of the cash consideration that the Company received related to the Liftking disposition.  The Company did record an income tax benefit of $453 attributable to this transaction.

The following is the detail of major classes of assets and liabilities of discontinued operations that were summarized on the Company’s Consolidated Balance Sheet:

As of December 31, 2015
ASSETS
Current assets
Cash	$—
Trade receivables (net)	5,017
Other receivables	96
Inventory, net	12,725
Prepaid expense and other	179
Total current assets of discontinued operations	18,017
Total fixed assets (net)	127
Intangible assets (net)	3,065
Goodwill	3,687
Total assets of discontinued operations	$24,896

Current liabilities
Revolving credit facilities	$1,795
Accounts payable	1,722
Accrued expenses	455
Total current liabilities of discontinued operations	3,972
Long-term liabilities
Revolving credit facilities	7,225
Total long-term liabilities of discontinued operations	7,225
Total liabilities of discontinued operations	$11,197

The following is the detail of major line items that constitute the income (loss) from discontinued operations for Liftking:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues	$3,319	$7,215	$15,382	$16,434
Cost of sales	2,916	5,636	11,787	13,485
Research and development costs	90	89	271	265
Selling, general and administrative expenses	657	514	1,727	1,679
Interest expense	118	185	436	525
Foreign currency exchange (loss) gain	(22)	2	(180)	394
(Loss) income from discontinued operations before income taxes	(484)	793	981	874
Loss on sale of discontinued operation including transactions expense of $581	(9,503)	—	(9,503)	—
Total (loss) income on discontinued operations before income taxes	(9,987)	793	(8,522)	874
Income tax expense (benefit) related to discontinued operations	4,688	182	(186)	241
Net (loss) income on discontinued operations	$(14,675)	$611	$(8,336)	$633

On December 28, 2015, the Company completed the sale of the membership interests of Load King, LLC

The following is the detail of major line items that constitute the income from discontinued operations for Load King:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Net revenues	$4,980	$14,911
Cost of sales	4,067	12,755
Research and development costs	131	363
Selling, general and administrative expenses	393	1,176
Interest expense	90	265
Other income	—	8
Income from discontinued operations before income taxes	299	360
Income tax related to discontinued operations	46	61
Net income on discontinued operations	$253	$299

20.  Impairment of Lift Venture Investment

In December 2014, the Company entered into a joint venture agreement pursuant to which Lift Ventures LLC was formed. The joint venture was formed to manufacture and sell certain products and components, including the Company's Schaeff electric forklift business, which was operated by the Company's Liftking subsidiary and certain other Liftking products. One of the other partners in the joint venture contributed design services which were to be used to develop additional new products for the joint venture.

As a result of the sale, in the third quarter, of the Company's Liftking subsidiary, Lift Ventures LLC will no longer have the right to sell Schaeff and Liftking products in the future.  Additionally, as a result of certain financial difficulties experienced by the partner, who was to contribute design services, it will not be able to provide such services.  As a result of these events, the Company has determined that its investment in the Lift Ventures has become impaired and has recognized an impairment charge of $5,647 to write off its entire investment in Lift Ventures LLC.

21.  Subsequent Events

Manitex International, Inc. and certain of its subsidiaries currently have a Loan Agreement with Private Bank.  On November 8, 2016 the Company and Private Bank entered into Amendment No. 3 to the Loan Agreement (the “Amendment”).  The main modifications to the Loan Agreement resulting from the Amendment are as follows:

•

reducing the maximum amount of the facility to $30,000 at November 8, 2016, followed by a further facility reduction to $28,500 at November 30, 2016, followed by a final facility reduction to $25,000 at December 31, 2016;

•

adding an Adjusted EBITDA covenant for the Company’s domestic subsidiaries (as defined) of $1,500 at September 30, 2016 and $3,500 for all quarters starting December 31, 2016 through the term of the agreement; and

•	eliminating the testing of the Fixed Charge Coverage ratio covenant for September 30, 2016 and December 31, 2016.

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

Equipment Distribution Segment

The Equipment Distribution segment consists of two of the Company’s subsidiaries, Crane and Machinery, Inc. (“C&M”) and Crane and Machinery Leasing, Inc. (“C&M Leasing”).  C&M is a distributor of Terex rough terrain and truck cranes products as well as Manitex’s own products.  C&M offers equipment repair services in the Chicago area and supplies repair parts for a wide variety of medium to heavy duty construction equipment both domestically and internationally. C&M also markets previously-owned construction and heavy equipment and trailers both domestically and internationally. C&M purchases previously owned equipment of various ages and conditions and often refurbishes the equipment before resale.

C&M Leasing rents equipment manufactured by the Company as well as a limited amount of equipment manufactured by third parties.  C&M Leasing has recently expanded its rental fleet substantially.  Previously, the Company’s rental operations were centered in the Chicago region.  With the expansion of the rental fleet, C&M Leasing is expanding its rental territory with a goal of having a national presence.

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

Manitex Liftking ULC (“Manitex Liftking” or “Liftking”) sold a complete line of rough terrain forklifts, a line of stand-up electric forklifts, cushioned tired forklifts with lifting capacities from 18 thousand to 40 thousand pounds and special mission oriented vehicles, as well as other specialized carriers, heavy material handling transporters and steel mill equipment.  The Company’s Liftking subsidiary was sold on September 30, 2016, and is presented as a discontinued operation.

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

As a result of this decrease in rig count, the oil and gas industry further curtailed purchasing that began in 2014 and began selling excess equipment into the general construction market, which further depressed the demand for boom trucks.  We have recently observed a slight moderating of the sell-off of excess equipment by the energy sector and a modest increase in rig counts and are hopeful that the selloff of excess equipment by the energy sector will be largely completed by the end of 2016 or early 2017.  The aforementioned factors resulted in a significant decrease in revenues during 2015 and during the first nine months of 2016 from the sale of boom trucks, mobile tanks and used equipment.

The market for a number of the Company’s products, including the PM knuckle boom cranes, ASV compact track loader skid steer loaders and port handling equipment have not been significantly affected by the decrease in oil prices. The markets for these products have either been stable or growing. In particular the market for knuckle boom cranes, including the North American market, is continuing to grow. PM currently has a very small share of the market for knuckle boom cranes in North America. The Company has started to manufacture knuckle boom cranes in the United State and is marketing them through the Company’s current distribution channels. The Company currently has a strong presence in North America for its boom trucks. The Company believes that it can significantly increase the Company’s share for knuckle boom cranes in North American. The Company believes this is an immediate opportunity that will continue to grow over time.

At the end of the quarter, the Company backlog was $46 million, including orders from ASV and PM that now comprise 36% of the total backlog at September 30, 2016.

Factors Affecting Revenues and Gross Profit

The Company derives most of its revenue from purchase orders from dealers and distributors. The demand for the Company’s products depends upon the general economic conditions of the markets in which the Company competes. The Company’s sales depend in part upon its customers’ replacement or repair cycles. Adverse economic conditions, including a decrease in commodity prices, may cause customers to forego or postpone new purchases in favor of purchasing used equipment or repairing existing machinery. Additionally, ASV subsidiaries are impacted by residential housing starts.  CVS revenues are impacted in part by the timing of contract awards related to major port projects.

Gross profit varies from period to period. Factors that affect gross profit include product mix, production levels and cost of raw materials. Margins tend to increase when production is skewed towards larger capacity cranes.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Net (loss) from continuing operations for the three month periods ended September 30, 2016 and 2015

For the three months ended September 30, 2016 and 2015 the Company had a net loss from continuing operations of $5.6 million and $0.6 million, respectively.

For the three months ended September 30, 2016, the net loss from continuing operations of  $5.6 million consisted of revenue of $74.1 million, cost of sales of $62.5 million, research and development costs of $1.2 million, SG&A expenses of $11.4 million, interest expense of $2.7 million, foreign currency loss of $0.1 million, income tax benefit of $3.8 million and loss on non-marketable equity interest of $5.7 million.

For the three months ended September 30, 2015, the net loss from continuing operations of $0.6 million consisted of revenue of $84.5 million, cost of sales of $68.7 million, research and development costs of $1.1 million, SG&A expenses of $12.7 million, interest expense of $2.6 million, foreign currency transaction loss of $0.1 million, other expense of $0.1 million and income tax benefit of $0.2 million  .

Net revenues and gross profit —For the three months ended September 30, 2016, net revenues and gross profit were $74.1 million and $11.7 million, respectively. Gross profit as a percent of revenues was 15.7% for the three months ended September 30, 2016. For the three months ended September 30, 2015, net revenues and gross profit were $84.5 million and $15.8 million, respectively. Gross profit as a percent of revenues was 18.7% for the three months ended September 30, 2015.

Net revenues decreased $10.3 million or 12.2% to $74.1 million for the three months ended September 30, 2016 from $84.5 million for the comparable period in 2015.  Revenues for the Lifting and ASV segments decreased by $6.9 million and $3.9 million or by 12.6% and 14.5%, respectively.  Revenues for Equipment Distribution segment increased by $0.7 million or 24.0%

A substantial portion of the decrease in revenues for the Lifting segment is attributable to a decrease in sale of our specialized mobile storage tanks, a product line that is particularly sensitive to U.S. oil production.  The remainder of the decrease is related to a decrease in revenues for our crane products, which are also impact but to a lesser degree by lower world oil prices.  The aforementioned decreases were partially offset by an increase in revenues generated for container handling equipment, which is not sensitive to oil prices.

The decrease in the ASV segment revenues is principally due to a decrease in machine sales and secondarily due to a decrease in part sales. The machine sales decrease is due in large part to a decrease in Terex branded units. Two thirds of the decrease in part sales is attributed to a decrease in part sales to Caterpillar including undercarriages.   Part sales to Caterpillar especially undercarriage sales have been volatile between periods.

The increase in Equipment Distribution sales is principally due to increased machine sales.  The segment has made a concerted effort to sell inventory it held and on occasion has made price concessions to facilitate the sale.

Our gross profit percent decreased 3.0% to 15.7% for the three months ended September 30, 2016 from 18.7% for the three months ended September 30, 2015.  The decrease in gross margin percent is attributed to decreased gross margin percent in both the Lifting and Equipment Distribution segments partially offset by a marginally higher gross profit percent for the ASV segment. The gross profit percent for the Lifting segment was adversely impacted by decreased volume, less favorable product mix and a more aggressive pricing environment.  The Equipment Distribution segment margin decreased as there were significant machine sales at lower margins, the result of a concerted effort to sell inventory held by the segment.

Research and development —Research and development was $1.2 million for the three months ended September 30, 2016 compared to $1.1 million for the same period in 2015.    Research and development expenditures were relatively consistent with prior period.

Selling, general and administrative expense —Selling, general and administrative expense for the three months ended September 30, 2016 was $11.4 million compared to $12.7 million for the comparable period in 2015, a decrease of $1.3 million.  Expenses for the three months ended September 30, 2016 were favorably impacted by a $0.5 million favorable change in an estimate regarding a product liability claim as it was determine that the claim could be settled for less than what was reserved.   The remaining $0.8 million decrease is principally attributed to cost reductions made in response decreased revenues and to lower variable selling expenses.

Operating (loss) income —For the three months ended September 30, 2016 and 2015, the Company had an operating loss of $1.0  million compared with an income of $2.0 million, respectively.   The adverse change in operating income is the result of

decrease in gross profit of $4.2 million, the result of decreased in revenues and lower gross profit margin.  The decrease in gross margin was partially offset by a $1.2 million decrease in operating expenses.

Interest expense —Interest expense was $2.7 million for the three months ended September 30, 2016 compared to $2.6 million for the comparable period in 2015, an increase of $0.1.  Interest did not change significantly between periods.

Foreign currency transaction losses —For both the three month periods ended September 30, 2016 and 2015, the Company had a foreign currency loss of $0.1 million.

Income tax — For the three months ended September 30, 2016 and 2015 the Company recorded an income tax (benefit) from continuing operations of $(3.8) and $(0.2) million, respectively. The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. The annual effective tax rate from continuing operations for 2016 (but excluding discrete items,) is estimated to be approximately (3.8)%, while the actual annual effective tax rate for 2015 was 15.4%.

The 2016 estimated annual effective tax rate of (3.8)% is lower than the statutory rate of 35% primarily due to the mix of anticipated earnings both in U.S. and foreign jurisdictions and projected losses for which no tax benefit is recognized as a result of our increase in the valuation allowance.

In assessing the realizability of deferred tax assets, we evaluate whether it is more likely than not (more than 50%) that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. We assess all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. As of September 30, 2016, we projected to be in a U.S. cumulative loss position during the three year period ending in December 31, 2016, which is considered to be a significant piece of negative evidence.

Based on these factors, most notably the projected three year cumulative loss, the Company is not recognizing a tax benefit for the portion of the projected 2016 tax loss that cannot be realized with a carryback claim for a refund of taxes paid in prior years and therefore increased our valuation allowance.

Loss in non-marketable equity interest—-For the three months ended September 30, 2016 and 2015 the Company had a loss of $5.7 million and $0.04 million, respectively. In December 2014, Company entered into a joint venture agreement which formed Lift Ventures LLC. The joint venture was formed to manufacture and sell certain products and components, including the Company's Schaeff electric forklift business, which was operated by the Company's Liftking subsidiary and certain other Liftking products. One of the other partners in the joint venture contributed design services which were to be used to develop additional new products for the joint venture.  As a result of the sale in the third quarter of the Company's Liftking subsidiary, Lift Ventures LLC will no longer have the right to sell Schaeff and Liftking products in the future.  Additionally, as a result of certain financial difficulties experienced by the partner who was to contribute design services, it will not be able to provide such services.  As a result of the these events, the Company has determined that its investment in the Lift Ventures has become impaired and has recognized a charge of $5.7 million to write off its entire investment in Lift Ventures LLC during the quarter ended September 30, 2016.

Net (loss) from continuing operations —For the three months ended September 30, 2016 and 2015 the Company had a net loss of $5.6 million and $0.6 million, respectively.  The change is explained above.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Net (loss) from continuing operations for the nine month periods ended September 30, 2016 and 2015

For the nine months ended September 30, 2016 and 2015 the Company had a net loss from continuing operations of $12.0 million and $0.3 million, respectively.

For the nine months ended September 30, 2016 the net loss of $12.0 million consisted of revenue of $ 260.7 million, cost of sales of $217.0 million, research and development costs of $3.9 million, SG&A expenses of $37.8 million, interest expense of $8.7 million, interest expense related to write off of debt issuance costs of $1.4 million, foreign currency transaction loss of $0.8 million, other income of $3.1 million, loss of $5.8 million in a non-marketable equity investment and income tax expense of $0.4 million.

For the nine months ended September 30, 2015, the net loss of $0.3 million consisted of revenue of $276.8 million, cost of sales of $225.4 million, research and development costs of $3.9 million, SG&A expenses of $38.9 million, interest expense of $8.9 million, foreign currency transaction gains of $0.2 million, loss of $0.1 million in a non-marketable equity investment, other expense of $0.1 million and income tax benefit of $0.1 million.

Net revenues and gross profit —For the nine months ended September 30, 2016, net revenues and gross profit were $260.7 million and $43.8 million, respectively. Gross profit as a percent of revenues was 16.8% for the nine months ended September 30, 2016. For the nine months ended September 30, 2015, net revenues and gross profit were $276.8 million and $51.4 million, respectively. Gross profit as a percent of revenues was 18.6% for the nine months ended September 30, 2015.

Net revenues decreased $16.1 million or 5.8% to $260.7 million for the nine months ended September 30, 2016 from $276.8 million for the comparable period in 2015.  Revenues for the Lifting and ASV segments decreased by $6.0 million and $12.4 million or by 3.4% and 13.6%, respectively.  Revenues for Equipment Distribution segment increased by $2.4 million or 22.7%.  The 2016 results for Lifting segment includes a completed first quarter of revenues for PM Group, compared to seventy five days from the date of acquisition in the three months ended March 31, 2015.  PM revenues for the first 15 days of 2015 were approximately $3.3 million.  Taking this effect into account the Lifting segment revenues would have decreased by $19.4 million or 10.7%

All the product lines within the Lifting segment, except for the container handling product line, experienced year over year revenues declines.  The decline in revenues is attributed to the effect that lower oil prices is having on our markets.  The container product line revenues are not impacted by oil prices and increased by approximately 6.9% year over year.

ASV revenues decline is attributable to a $9.5 million reduction in sales of undercarriages and parts to Caterpillar and 5.5% decrease in machine sales.  The decrease in sales to Caterpillar is due to a slowdown in the Caterpillar production volumes of multi-terrain track loaders that use our undercarriage.  A decrease in private labeled products is the principal reason for the decline in machine sales.  ASV continues to expand its own dealer network and is becoming less dependent on private labeled products.  Approximately 80% of the machine sales for the three months ended September 30, 2016 were through ASV managed distribution.

Equipment Distribution segment revenue increase is primarily the result of the sale of equipment made during the first quarter of 2016 which was sold at zero margin with purpose of expanding the segment’s rental fleet operations and the segment’s concerted effort during the third quarter to sell inventory it held via price concessions to facilitate the sale.

Our gross profit percent decreased 1.8% to 16.8% for the nine months ended September 30, 2016 from 18.67% for the nine months ended September 30, 2015.  The decrease in gross margin percent is attributed to decrease gross margin percent in both the Lifting and Equipment Distribution segments partially offset by a marginally higher gross profit percent for the ASV segment. The gross profit percent for the Lifting segment was adversely impacted by decreased volume, less favorable product mix and a more aggressive pricing environment.  The Equipment Distribution segment margin decrease is principally due to the sale of equipment at zero margin during the first quarter and sale of equipment sold at lower margins during the third quarter to move equipment that was held by the segment.

ASV gross margin percent improved modestly due to a favorable mix of higher capacity machines versus lower sales of skid steer machines that have a lower average gross profit percent, as well as improved net pricing from increased sales into the ASV distribution channel.  The margin percent also benefited from our cost reduction efforts which resulted in favorable purchase price variances and lower warranty costs.

Research and development —Research and development was $3.9 million for the nine months ended September 30, 2016 compared to $3.9 million for the same period in 2015.

Selling, general and administrative expense —Selling, general and administrative expense for the nine months ended September 30, 2016 was $37.8  million compared to $38.9 million for the comparable period in 2015, a decrease of $1.1 million.  The decrease is related to a decrease in selling, general and administrative expenses for the third quarter 2016 compared to the third 2015 which is explained above.

Operating income —For the nine months ended September 30, 2016 and 2015 the Company had operating income of $2.1 million and $8.5 million, respectively.   The adverse change in operating income is the result of decrease in gross profit of $7.6 million, the result of decreased in revenues and lower gross profit margin.  The decrease in gross margin was partially offset by a $1.2 million decrease in operating expenses.

Interest expense —Interest expense was $8.7 million (excluding write off deferred financing costs) and $8.9 million for the nine months ended September 30, 2016 and 2015.  Interest expense decreased as the favorable impact that resulted from a decrease in debt was partially offset by increased interest rates for our United States credit facilities (during the first six months of 2016) and for the ASV term loan.

Interest expense included an additional $1.4 million for deferred financing costs which were expensed as associated debt was refinanced in the second quarter of 2016.

Foreign currency transaction losses and gains —For the nine months ended September 30, 2016, the Company had a foreign currency loss of $0.8 million compared to a gain of $0.2 million for the comparable period in 2015.  As stated in the past, the Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds.  Currency risks can be reduced but not eliminated in part because the Company has not been able to identify a strategy to effectively hedge the currency risks related to the Argentinian peso.   The Company records at the balance sheet date the forward currency exchange contracts at their market value with any associated gain or loss being recorded in current earnings as a currency gain or loss.

A substantial portion of the 2016 loss is attributable to exchange losses related to the Argentinian peso.  As previously stated, the Company has not been able to identify a strategy to effectively hedge currency risks related to the Argentinian peso.  The 2016 currency loss also reflects the recognition of deferred loss of $0.2 million related to an intercompany receivable.  The loss had been previously deferred in other comprehensive income as there was an intercompany receivable that was not expected to be repaid.  The repayment of the receivable resulted in the recognition of the previously deferred loss.

The currency gain for the nine months ended September 30, 2015 is principally related to currency gains at PM from the first quarter of 2015 which was partially offset by currency losses during the remainder of 2015.

 Income tax — For the nine months ended September 30, 2016 and 2015 the Company recorded an income tax expense (benefit) from continuing operations of $0.5 and $(0.1) million, respectively. The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. The annual effective tax rate from continuing operations for 2016 (but excluding discrete items), is estimated to be approximately (3.8)%, while the actual annual effective tax rate for 2015 was 15.4%.

The 2016 estimated annual effective tax rate from continuing operations of (3.8)% is lower than the statutory rate of 35% primarily due to a mix of anticipated earnings both in U.S. and foreign jurisdictions, and projected current year losses for which no tax benefit is recognized as a result of our increase in the valuation allowance.

In assessing the realizability of deferred tax assets, we evaluate whether it is more likely than not (more than 50%) that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. We assess all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. As of September 30, 2016, we projected to be in a cumulative loss position during the three year period ending in December 31, 2016, which is considered to be a significant piece of negative evidence.

Based on these factors, most notably the projected three year cumulative loss, the Company is not recognizing a portion of the projected 2016 tax loss that cannot be realized with carryback claim for a refund of taxes paid in prior years and therefore increased our valuation allowance.

Other income— For the nine months ended September 30, 2016, other income of $3.1 million is principally attributed to two items: (1) the recognition of a gain of $2.2 million on the sale of certain intellectual property (see note 17 for further details), and (2) the Company recognized a gain of $0.9 million when it calculated the fair market value of a contingent liability associated with the PM acquisition.

Loss in non-marketable equity interest—For the nine months ended September 30, 2016 and 2015 the Company had a loss of $5.8 million and $0.1 million, respectively.  The increase is due to $5.6 million charge related to Lift Venture joint venture which was recognized during the three months ended September 30, 2016.  See the three month discussion above for further details regarding the  charge.

Net (loss) from continuing operations — For the nine months ended September 30, 2016 and 2015 the Company had a net loss of $12.0 million and $0.3 million, respectively.  The change is explained above.

Segment information

Lifting Equipment Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues	$47,854	$54,755	$171,927	$177,974
Operating (loss) income (1)	(507)	3,053	4,732	9,885
Operating margin	-1.1%	5.6%	2.8%	5.6%

(1)	Segment operating income does not include an allocation of corporate expenses. See the Reconciliation to the Income Statement below.

Net revenues

Net revenues decreased $6.9 million to $47.9 million for the three months ended September 30, 2016 from $54.8 million for the comparable period in 2015.  A substantial portion of the decrease in revenues for this segment is attributable to a decrease in sale of our specialized mobile storage tanks, a product line that is particularly sensitive to U.S. oil production.  The remainder of the decrease is related to a decrease in revenues for our crane products, which are also impacted but to a lesser degree by lower world oil prices.  The aforementioned decreases were partially offset by an increase in revenues generated for container handling equipment, which is not sensitive to oil prices.

Net revenues decreased $6.1 million to $171.9 million for the nine months ended September 30, 2016 from $178.0 million for the comparable period in 2015.  All the product lines within this segment, except for the container handling product line, experienced year over year revenues declines.  The decline in revenues is attributed to decreased demand from end markets related in large part to lower oil prices.  The container product line revenues are not impacted by oil prices and increased by approximately 6.9% year over year.  The 2016 results for this segment includes a complete first quarter of revenues for PM Group, compared to seventy five days from the date of acquisition in 2015.  PM revenues for the first 15 days of 2015 were approximately $3.3 million.

Operating (loss) income and operating margins

For the three month period operating income decreased approximately $3.6 million to  $(0.5) million for the three months ended September 30, 2016 or (1.1)% of net revenues from $3.1 million or 5.6% of net revenues for the three months ended September 30, 2015  The decrease in operating income is attributed to a decrease in gross profit, the impact of having lower sales revenues and a lower gross profit percentage for 2016 as compared to 2015.

Operating income of $4.7 million for the nine months ended September 30, 2016 was equivalent to 2,8% of net revenues compared to $9.9 million or 5.6% of revenues in the nine months ended September 30, 2015.  As stated above, the decrease in operating income is attributed to a decrease in gross profit, the impact of having lower sales revenues and a lower gross profit percentage for 2016 as compared to 2015.

ASV Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues	$23,011	$26,899	$78,752	$91,162
Operating income	1,699	1,367	4,783	5,320
Operating margin	7.4%	5.1%	6.1%	5.8%

Net revenues

Net revenues for the three months ended September 30, 2016 were $23.0 million compared to $26.9 million for the three months ended September 30, 2015. Net revenues of $23.0 million were $3.9 million lower than the third quarter of 2015.  The decrease in the ASV segment revenues is principally due to a decrease in machine sales and secondarily due to a decrease in part sales. The machine sales decrease is due in large part to a decrease in Terex branded units. Two thirds of the decrease in part sales is attributed to a decrease in part sales to Caterpillar including undercarriages.   Part sales to Caterpillar especially undercarriage sales have been volatile between periods.

Net revenues for the nine months ended September 30, 2016 were $78.8 million compared to $91.2 million for the nine months ended September 30, 2015. Net revenues of $78.8 million were $12.4 million lower than the comparable 2015 period.   ASV revenues decline is attributable to a $9.5 million reduction in sales of undercarriages and parts to Caterpillar and 5.5% decrease in machine sales.  The decrease in sales to Caterpillar is due to a slowdown in the Caterpillar production volumes of multi-terrain track loaders that use our undercarriage.  A decrease in private labeled products is the principal reason for the decline in machine sales.  ASV continues to expand its own dealer network and is becoming less dependent on private labeled products.  Approximately 80% of the machine sales for the three months ended September 30, 2016 were through ASV managed distribution.

Operating  income and operating margins

Operating income of $1.7 million for the three months ended September 30, 2016 was equivalent to 7.4% of net revenues compared to $1.4 million or 5.1% of revenues in the three months ended September 30, 2015.  The improvement in operating income is attributable to a decrease in operating expenses which more than offset a decrease in gross profit of $0.2 million.  The decrease in gross profit is entirely attributed to a decrease in revenues as the gross profit percent improved modestly.  The decrease in operating expenses is principally due to a $0.5 million favorable adjustment to the reserve for accrued product liability claims.

For the nine month period operating income decreased approximately $0.5 million to  $4.8 million for the nine months ended September 30, 2016 or 6.1% of net revenues from $5.3 million or 5.8% of net revenues for the nine months ended September 30, 2015.  The decrease in operating profit is attributed to a decrease in gross profit of $1.4 million offset by a decrease in operating expense of $0.9 million.  The decrease in gross profit is entirely attributed to a decrease in revenues as the gross profit percent improved modestly.  The decrease in operating expenses includes a $0.5 million favorable adjustment to the reserve for accrued product liability claims. Approximately half of the remaining decrease of $0.4 million is the result of lower Terex distribution and cross marketing and Service agreement charges, the result of lower sales of Terex branded product.  The remaining  $0.2 is attributable to various other items.

Equipment Distribution Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues	$3,662	$2,953	$12,711	$10,363
Operating (loss) income	(270)	(231)	(1,568)	10
Operating margin	-7.4%	-7.8%	-12.3%	0.1%

Net revenues

Net revenues increased $0.7 million to $3.7 million for the three months ended September 30, 2016 from $3.0 million for the comparable period in 2015.  The increase in Equipment Distribution sales is principally due to increased machine sales.  The segment has made a concerted effort to sell inventory it held and on occasion has made price concessions to facilitate the sale.

Net revenues increased $2.3 million to $12.7 million for the nine months ended September 30, 2016 from $10.4 million for the comparable period in 2015.  The Equipment Distribution segment revenue increase is primarily the result of the sale of equipment made during the first quarter of 2016 which was sold with purpose of expanding the segment’s rental fleet operations and the segment’s concerted effort during the third quarter to sell inventory it held.

Operating (loss) income and operating margins

The Equipment Distribution segment had an operating loss of $0.3 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively.  The operating loss for two periods as a percent of revenue is roughly comparable.  The 2016 period did not benefit from the increased revenues as equipment was sold at reduced margins in 2016.

The Equipment Distribution segment had an operating loss of $1.6 million and income of $0.01 million for the nine months ended September 30, 2016 and 2015, respectively.  The expanded operating loss in 2016 is attributable to a decrease in gross margin of $1.2 million.  Although sales increase between years, gross margin declined principally due to the sale of equipment at zero margin during the first quarter and sale of equipment sold at lower margins during the third quarter to move equipment that was held by the segment.

Reconciliation to Statement of (loss) income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Lifting Equipment	$47,854	$54,755	$171,927	$177,974
ASV	23,011	26,899	78,752	91,162
Equipment Distribution	3,662	2,953	12,711	10,363
Elimination of intersegment sales	(396)	(131)	(2,684)	(2,687)
Total	$74,131	$84,476	$260,706	$276,812

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating (loss) income:
Lifting Equipment	$(507)	$3,053	$4,732	$9,885
ASV	1,699	1,367	4,783	5,320
Equipment Distribution	(270)	(231)	(1,568)	10
Corporate expenses	(1,922)	(2,267)	(5,898)	(6,669)
Change in intersegment profit in inventory elimination	39	36	15	(59)
Total	$(961)	$1,958	$2,064	$8,487

Liquidity and Capital Resources

Cash and cash equivalents were $6.0 million at September 30, 2016 compared to $8.6 million at December 31, 2015. In addition, the Company entered into a revolving credit facility on July 20, 2016, which matures on July 20, 2019. The Company had approximately $6.6 million available under the credit facility on September 30, 2016.  Additionally, ASV has a revolving credit facility, which is for its sole use.  ASV has a revolving credit facility with approximately $5.9 million of availability.

At September 30, 2016, CVS had established demand credit facilities with twelve Italian banks. Under the facilities, CVS can borrow up to €0.3 million ($0.4 million) on an unsecured basis and additional amounts as advances against orders, invoices and letter of credit with a total maximum facilities (including the unsecured portion) of €22.1 million ($24.9 million). The maximum amount outstanding is limited to 80% of the assigned accounts receivable if there is an invoice issued or 50% if there is an order/contract. The banks will evaluate each request to borrow individually and determine the allowable advance percentage and interest rate. In making its determination the bank considers the customer’s credit and location of the customer. At September 30, 2016, the banks had advanced CVS €12.2 million ($13.8 million) and had issued performance bonds which total €2.5 million ($2.9 million), which also count against the maximum that can be borrowed under these facilities.

At September 30, 2016, the PM Group had established working capital facilities with seven Italian and six South American banks. Under these facilities, the PM Group can borrow $26.7 million against orders, invoices and letters of credit. At September 30, 2016, the PM Group had received advances of $19.9 million. Future advances are dependent on having available collateral.

For the nine months ended September 30, 2016, term debt repayments of $11.0 million were made.

During the nine months ended September 30, 2016, total debt (before the offset of deferred bank fees) increased by $2.4 million to $169.3 million at September 30, 2016 from $166.9 million at December 31, 2015.

The following is a summary of the net increase in our indebtedness from December 31, 2015 to September 30, 2016:

Facility	Increase/ (decrease)
U.S. Revolver	$(5.1)	million
Note payable—bank (insurance premiums)	0.1	million
Comerica Term loan	(2.2)	million
Note payable—Terex	(0.3)	million
Capital leases-buildings	(0.1)	million
Capital leases-equipment	(0.2)	million
Convertible note—related party	0.1	million
Convertible note—Perella	—	million
ASV Term loan	(5.5)	million
ASV Revolving Credit Facility	2.9	million
Sabre notes payable	(0.3)	million
PM working capital borrowings (See note 13 for details)	4.2	million
PM Term loans (See note 13 for details)	(0.5)	million
CVS notes payable	(0.5)	million
CVS working capital borrowings	9.8	million
	$2.4	million
Debt issuance costs	—	million
	$2.4	million

The table above does not include repayment of approximately $8.6 million of Liftking’s debt that was made when the Subsidiary was sold on September 30, 2016.

Outstanding borrowings

The following is a summary of our outstanding borrowings at September 30, 2016:

(In millions)

	Outstanding Balance	Interest Rate	Interest Paid	Principal Payment
U.S Revolver	$21.4	3.52%	Monthly	July 20, 2019 maturity
Note payable bank (insurance premiums)	0.1	3.50%	Monthly	$0.07 million monthly
Note payable—Terex	1.6	4.50%	Semi-Annual	$0.04 million interest payment June 19, 2016 and $1.64 million interest and principle payment on December 19, 2016
Convertible note—Terex	6.8	7.5%	Semi-Annual	December 19, 2019 maturity
Convertible note—Perella	14.4	7.5%	Semi-Annual	January 7, 2021 maturity
ASV revolving credit facility	15.3	4.5%	Monthly	December 19, 2019 maturity
ASV Term loan	32.5	11.5%	Monthly	$0.50 million quarterly plus interest unpaid balance due December 19, 2019
Capital lease—cranes for sale	0.6	4.4 to 5.6%	Monthly	Over 48 or 60 months
Capital lease—Georgetown facility	5.3	12.50%	Monthly	$0.06 million monthly payment includes interest
Acquisition note—Valla	0.1	1.5%	Annually	$0.1 in 2016
Capital leases—Winona facility	0.5	n.a	Final Payment	To be paid in 2017
PM unsecured borrowings	15.9	2.20%	Semi-Annual	Variable semi-annual starting June 2019 through December 2021
PM Autogru term loan	0.5	3.00%	Monthly	$0.09 million monthly through October 2020
PM Autogru term loan	0.5	2.50%	Annually	$0.5 million payment due October 2016
PM term loans with related accrued interest, interest rate swaps and FMV adjustments	15.6	0 to 2.66%	Semi-Annual	Variable semi-annual starting June 2016 through December 2022. Payments scheduled for 2016 total $3 million
PM short-term working capital borrowings	20.3	1.45 to 30.0%	Monthly	Upon payment of invoice
CVS notes payable	4.1	0.50 to 3.65%	Quarterly/Semi Annual	Over 12 quarters and 19 semi-annual payments
CVS short-term working capital borrowings	13.8	2.72 to 6.70%	Monthly	Upon payment of invoice or letter of credit
	$169.3
Debt issuance costs	(2.6)

Debt net of issuance costs	$166.7

Future availability under credit facilities

As stated above, the Company had cash of $6.0 million and approximately $6.6 million available to borrow under its North American credit facilities.  ASV has a revolving credit facility with approximately $5.9 million of availability which is for its sole use.

CVS and the PM Group have their own working capital facilities. As stated above, any future advances against the Italian facilities are dependent on having available collateral. Additionally, the Company is permitted to make limited advances to the Italian operations if needed under the Company’s credit facilities.

The Company needs cash to fund normal working capital needs and to make scheduled debt payments as shown in the above table. Both the United States credit facilities are asset based. The maximum the Company may borrow under either facility is the lower of the credit line or the available collateral, as defined in the credit agreements. Collateral under the agreements consists of stated percentages of eligible accounts receivable and inventory.

Under the collateral formulas in the credit facilities inventory collateral is equal to a stated percent of eligible inventory (generally ranging from 50% to 65%) and caps total borrowing against our inventory.  If our revenues were to increase significantly in the future, the provision limiting borrowing against inventory may result in additional cash constraints. If this were to occur, we would attempt to negotiate higher inventory caps with our banks.  There is, however, no assurance that the banks would agree to increase the caps.

The Company expects cash flows from operations and existing availability under the current revolving credit facilities, nevertheless, will be adequate to fund future operations. If in the future, we were to determine that additional funding is necessary, we believe that it would be available. There is, however, no assurance that such financing will be available or, if available, on acceptable terms.

We will likely need to raise additional capital through debt or equity financings to fund any future acquisitions.  There is no assurance that such financing will be available or, if available, on acceptable terms.

2016

Operating activities consumed $15.6 million of cash for the nine months ended September 30, 2016 comprised of net loss of $20.3 million, non-cash items that totaled $24.4 million and changes in assets and liabilities, which consumed $19.7 million. The principal non-cash items are loss on sale of discontinued operations of $9.1 million, depreciation and amortization of $8.9 million, loss in non-marketable equity interest of $5.8 million, amortization of deferred financing costs of $2.3 million offset by the gain of $2.2 million on disposal of intellectual property. Increases and decreases in other non-cash items largely netted to a $0.5 million add back.  Cash proceeds from the sale of discontinued operations and from the sale of intellectual property are included in the investing activities discussion below.

The change in assets and liabilities consumed $19.7 million.  The changes in assets and liabilities had the following impact on cash flows: accounts receivable consumed $11.6 million, inventory consumed $4.4 million, prepaid expenses generated $0.8 million, other assets generated $0.2 million, accounts payable consumed $5.3 million, accrued expenses consumed $3.1 million, other current liabilities generated $2.4 million, other long-term liabilities generated $0.3 million, and discontinued operations provided $1.5 million  in cash.  The increase in accounts receivable is largely due to the $9.1 million increase at CVS.  The increase relates to the timing of cash receipts from several large customers at CVS.  These payments have been largely collected subsequent to quarter end and, as such, are deemed collectible at September 30, 2016. The fluctuation in the remaining assets and liabilities are within a range that would normally be expected to occur.

Investing activities for the nine months ended September 30, 2016 generated $14.8 million of cash.  The Company received $14.0 million from the sale of Liftking and $2.2 million when the terminal tractor product line was sold.  The Company used $1.6 million of cash to purchase machinery and equipment.  Other investing activities netted to $0.2 million in cash generation.

Financing activities consumed $3.5 million in cash for the nine months ended September 30, 2016.  Cash was consumed by note repayments of $11.0 million, note revolver repayments of $10.7 million, and payment of debt issuance costs of $1.0 million.  Cash was generated by increases in borrowing under the working capital facilities of $13.2 million, new borrowings of $3.3 million, and by $4.1 million from a sales and lease back transaction.  Other financing activities netted to $1.2 million in cash consumption.

2015

Operating activities consumed $5.5 million of cash for the nine months ended September 30, 2015 comprised of net income of $0.6 million, non-cash items that totaled $11.3 million and changes in assets and liabilities, which consumed $17.4 million. The principal non-cash items are depreciation and amortization of $9.0 million, share based compensation of $1.2 million and amortization of deferred financing costs of $0.8 million. Other non-cash items in aggregate equal $0.3 million.

The change in assets and liabilities which consumed $17.4 million in cash is principally attributed to paying taxes on the conversion of ASV to an LLC for which a payable of $16.5 million had been established at December 31, 2014. Changes in other assets and liabilities consumed an additional $0.9 million.   The changes in assets and liabilities had the following impact on cash flows: accounts receivable generated $14.1 million, inventory consumed $6.6 million, prepaid expenses consumed $3.0 million, accounts payable consumed $2.9 million, accrued expenses consumed $4.9 million, other current liabilities generated $0.2 million, and other long-term liabilities generated $2.6 million.  The decrease in accounts receivable is the result of collecting accounts receivable faster, and due to the fact that sales for the current quarter are lower when compared to sales for the quarter ended December 31, 2014 when adjusted for a acquisitions.  Inventory increased as our crane operations built a number of cranes with a value of approximately $3.2 million.   The Company believes having cranes available for immediate shipment in the current market is a competitive advantage.  The remaining increase was at certain of our other operations whose revenues have increased or are expected to increase.   The increase in prepaid expenses and other is due to an increase in income tax receivables, and the increase in unrealized gains associated with forward currency contracts that the Company holds.  Forward currency contracts are valued at their fair market values at the balance sheet date with any gains being included in prepaid expenses and other.  The decrease in accounts payable is due to timing of vendor payments and raw material purchases.  Together, accrued expenses and other long-term liabilities consumed $2.3 million of cash.  These two line items are being discussed together as the increase in other long-term liability is principally due to a reclassifications of liabilities previously included in accrued expenses. The net decrease in accrued expenses principally relates to a $1.0 million decrease in the provision for management bonuses and changes in other accrued expense items.

Investing activities for the nine months ended September 30, 2015 consumed $15.7 million of cash including $13.7 million used for the acquisition of businesses and $1.9 million to purchase equipment.  The equipment purchases were of a routine nature and none of them individually were material.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments,” (“ASU 2016-15”).  ASU 2016-15 reduces the existing diversity in practice in financial reporting by clarifying existing principles in ASC 230, “Statement of Cash Flows,” and provides specific guidance on certain cash flow classification issues.  The effective date for ASU 2016-15 will be the first quarter of fiscal year 2018 with early adoption permitted.  The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740) - Intra-Entity Transfer of Assets Other than Inventory,” (“ASU 2016-16”).  ASU 2016-16 requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (excluding inventory) when the transfer occurs. This is a change from existing GAAP which prohibits recognition of current and deferred income taxes until the asset is sold to a third party.  The effective date for ASU 2016-16 will be the first quarter of fiscal year 2018 with early adoption permitted. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

Except as noted above, the guidance issued by the FASB is not expected to have a material effect on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

Comerica has issued 2 standby letters of credit at September 30, 2016.  The first standby letter of credit is $0.625 million in favor of an insurance carrier to secure obligations which may arise in connection with future deductibles payments that may be incurred under Company’s workman compensation insurance policies.  The second standby letter of credit is $20 thousand in favor of a governmental agency to secure obligations which may arise in connection with workman compensation claims.

JP Morgan Chase has issued 3 standby letters of credit at September 30, 2016.  The first standby letter of credit is $0.245 million in favor of an insurance carrier to secure obligations which may arise in connection with future deductibles payments that may be incurred under Company’s workman compensation insurance policies.  The second and third standby letters of credit were $0.1 million each for commercial purposes.

Additionally, various Italian banks have issued performance bonds which total €2.5 million ($2.9 million) and none are guaranteed by the Company.

The Company entered into three 60 month equipment operating leases in a sales and lease back transaction and received $4.1 million during the first quarter of 2016.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk disclosures have not materially changed since the 2015 Form 10-K was filed. The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2015.

Item 4—Controls and Procedures

Disclosure Controls and Procedures

The Company under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2016.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2016 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publically Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1—July 31, 2016	—	—	—	—
August 1—August 31, 2016	—	—	—	—
September 1—September 30, 2016	2,254	5.51	—	—
	2,254	$5.51	—	—

Item 3—Defaults Upon Senior Securities

None

Item 4—Mine Safety Disclosures

Not applicable.

Item 5—Other Information

As previously disclosed, on July 20, 2016, the Company and certain of its subsidiaries entered into a Loan and Security Agreement (as amended, the “Loan Agreement”) with The Private Bank and Trust Company (“Private Bank”).  The Loan Agreement provides the Company with a revolving credit facility, which has a maturity date of July 20, 2019.  The Loan Agreement was subsequently amended by a First Amendment dated as of August 2, 2016 and a Second Amendment dated as of September 30, 2016.

On November 8, 3016, the parties to the Loan Agreement entered into a third amendment to the Loan Agreement (the “Third Amendment”).  The main modifications to the Loan Agreement resulting from the Third Amendment are as follows:

•

a reduction of the maximum amount of the facility to $30,000 at November 8, 2016, followed by a further facility reduction to $28,500 at November 30, 2016, followed by a final facility reduction to $25,000 at December 31, 2016;

•

the addition of an Adjusted EBITDA covenant for the Company’s domestic subsidiaries (as defined) of $1,500 at September 30, 2016 and $3,500 for all quarters starting December 31, 2016 through the term of the agreement; and

•	the elimination of the testing of the Fixed Charge Coverage ratio covenant for September 30, 2016 and December 31, 2016.

The foregoing description of the Third Amendment is qualified in its entirety by reference to the full text of the Third Amendment, which is attached as Exhibit 10.4 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 6—Exhibits

See the Exhibit Index set forth below for a list of exhibits included with this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1

Share Purchase Agreement, dated as of September 30, 2016, by and among Manitex International, Inc., Liftking, Inc., Mi-Jack Products, Inc. and Liftking Acquisition ULC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on October 3, 2016).

10.1

Loan and Security Agreement, dated as of July 20, 2016, by and among The Private Bank and Trust Company, as administrative agent and sole lead arranger, Manitex International, Inc., Manitex Inc., Manitex Sabre, Inc., Badger Equipment Company, Crane and Machinery, Inc., Crane and Machinery Leasing, Inc., Lifking, Inc. and Manitex, LLC (as the US Borrowers) and Manitex Liftking, ULC (as the Canadian Borrower) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 25, 2016).

10.2*

First Amendment to Loan and Security Agreement, dated as of August 4, 2016, by and among Manitex International, Inc., Manitex Inc., Manitex Sabre, Inc., Badger Equipment Company, Crane and Machinery, Inc., Crane and Machinery Leasing, Inc., Liftking, Inc., Manitex, LLC and Manitex Liftking, ULC, The Private Bank and Trust Company and the lenders party thereto.

10.3

Consent and Second Amendment to Loan and Security Agreement, dated as of September 30, 2016, by and among Manitex International, Inc., Manitex Inc., Manitex Sabre, Inc., Badger Equipment Company, Crane and Machinery, Inc., Crane and Machinery Leasing, Inc., Liftking, Inc. and Manitex, LLC, The Private Bank and Trust Company and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 3, 2016).

10.4*

Third Amendment to Loan and Security Agreement, dated as of November 8, 2016, by and among Manitex International, Inc., Manitex Inc., Manitex Sabre, Inc., Badger Equipment Company, Crane and Machinery, Inc., Crane and Machinery Leasing, Inc., and Manitex, LLC, The Private Bank and Trust Company and the lenders party thereto.

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

101*

The following financial information from Manitex International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Income for the nine months ended September 30, 2016 and 2015 (ii) Statement of Comprehensive Income for nine months ended September 30, 2016 and 2015 (ii) Balance Sheets as of September 30, 2016 and December 31, 2015, (iii) Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (iv) Notes to Unaudited Interim Financial Statements.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 9, 2016

By:	/s/ David J. Langevin
David J. Langevin
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 9, 2016

By:	/s/ David H. Gransee
David H. Gransee
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)