Form 10-K
period 2016-12-31
Manitex International, Inc.
filed 2017-03-10
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

The aggregate market value of the shares of common stock, no par value (“Common Stock”), held by non-affiliates of the registrant as of June 30, 2016 was approximately $88 million based upon the closing price for the Common Stock of $6.93 on the NASDAQ Stock Market on such date.

The number of shares of the registrant’s common stock outstanding as of March 1, 2017 was 16,552,186.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2017 Annual Meeting (the “2017 Proxy Statement”) to be filed with the Commission within 120 days after the end of the fiscal year ended December 31, 2016.

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

Forward-Looking Statements

When reading this section of this Annual Report on Form 10-K, it is important that you also read the financial statements and related notes thereto. This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements and are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, without limitation: (1) projections of revenue, earnings, capital structure and other financial items, (2) statements of our plans and objectives, (3) statements regarding the capabilities and capacities of our business operations, (4) statements of expected future economic conditions and the effect on us and on our customers, (5) expected benefits of our cost reduction measures, and (6) assumptions underlying statements regarding us or our business. Our actual results may differ from information contained in these forward looking-statements for many reasons, including those described below and in the section entitled “Item 1A. Risk Factors”:

(1)	a future substantial deterioration in economic conditions, especially in the United States and Europe;
(2)	government spending; fluctuations in the construction industry, and capital expenditures in the oil and gas industry;
(3)	our level of indebtedness and our ability to meet financial covenants required by our debt agreements;
(4)	our ability to negotiate extensions of our credit agreements and to obtain additional debt or equity financing when needed;
(5)	the cyclical nature of the markets we operate in;
(6)	increase in interest rates;
(7)	Our increasingly international operations expose us to additional risks and challenges associated with conducting business internationally;
(8)	difficulties in implementing new systems, integrating acquired businesses, managing anticipated growth, and responding to technological change;
(9)	our customers’ diminished liquidity and credit availability;
(10)	the performance of our competitors;
(11)	shortages in supplies and raw materials or the increase in costs of materials;
(12)	product liability claims, intellectual property claims, and other liabilities;
(13)	the volatility of our stock price;
(14)	future sales of our common stock;
(15)	the willingness of our stockholders and directors to approve mergers, acquisitions, and other business transactions;
(16)	currency transaction (foreign exchange) risks and the risk related to forward currency contracts;
(17)

certain provisions of the Michigan Business Corporation Act and the Company’s Articles of Incorporation, as amended, Amended and Restated Bylaws, and the Company’s Preferred Stock Purchase Rights may discourage or prevent a change in control of the Company;

(18)	a substantial portion of our revenues are attributed to limited number of customers which may decrease or cease purchasing any time;
(19)	a disruption or breach in our information technology systems;
(20)	our reliance on the management and leadership skills of our senior executives;
(21)	the cost of compliance with Section 404 of the Sarbanes-Oxley Act of 2002; and
(22)	Impairment in the carrying value of goodwill could negatively affect our operating results; and
(23)	other factors.

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

Manitex Sabre, Inc. (“Sabre”) manufactures a comprehensive line of specialized mobile tanks for liquid and solid storage and containment solutions with capacities from 8,000 to 21,000 gallons. Its mobile tanks will be sold to specialized independent tank rental companies and through the Company’s existing dealer network. The tanks are used in a variety of end markets such as petrochemical, waste management and oil and gas drilling

ASV Segment

A.S.V., LLC (“ASV”) manufactures a line of high quality compact rubber tracked and skid steer loaders. The ASV products are distributed through independent dealers, the Terex Corporation (“Terex”) distribution channels as well as through the Company. This independent dealer network now has over 150 locations.  The products are used in the site clearing, general construction, forestry, golf course maintenance and landscaping industries, with general construction being the largest market.

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

On December 19, 2014, the Company completed an agreement with Terex and has become the majority owner of ASV, which is located in Grand Rapids, Minnesota. As a result of the transaction, the Company owns 51% of ASV and Terex owns 49% of ASV. ASV’s financial results are included in the consolidated results beginning on December 20, 2014.

On December 16, 2014, the Company, BGI USA Inc. (“BGI”), Movedesign SRL and R& S Advisory S.r.l., entered into an operating agreement for Lift Ventures LLC (“Lift Ventures”), a joint venture entity. Lift Ventures manufactures and sells certain products and components, including the Schaeff line of electric forklifts and certain Liftking products. The Company owns 25% of the equity of Lift Ventures and licenses certain intellectual property related to the Company’s products to Lift Ventures. In 2016, the Company determined its investment in Lift Ventures was impaired and has recognized an impairment charge to write off its entire investment in Lift Ventures LLC (See Note 26).

On November 30, 2013, CVS Ferrari srl (“CVS”), an Italian corporation and a wholly subsidiary of Manitex International, Inc., purchased the assets of Valla SpA (“Valla”).  Valla develops mobile cranes from 2 to 90 tons, using electric, diesel and hybrid power options. Its cranes offer wheeled or tracked, fixed or swing boom configurations, with special applications designed specifically to meet the needs of its customers.  Valla was reorganized as Manitex Valla srl (“Valla”) in conjunction with the sale of CVS in December 2016. Valla’s financial results are included in the consolidated results beginning on November 30, 2013.

On August 19, 2013, Manitex Sabre, Inc. (“Sabre”) acquired the assets of Sabre Manufacturing, LLC, which is located in Knox, Indiana. Sabre manufactures a comprehensive line of specialized mobile tanks for liquid and solid storage and containment solutions.  Sabre’s financial results are included in the consolidated results beginning on August 19, 2013.

Discontinued Operations

CVS Ferrari srl (“CVS”) designed and manufactured a range of reach stackers and associated lifting equipment for the global container handling market.  CVS was sold on December 22, 2016, and is presented as a discontinued operation.

Manitex Liftking ULC (“Manitex Liftking” or “Liftking”) sold a complete line of rough terrain forklifts, a line of stand-up electric forklifts, cushioned tiered forklifts with lifting capacities from 18 thousand to 40 thousand pounds and special mission oriented vehicles, as well as other specialized carriers, heavy material handling transporters and steel mill equipment. Liftking was sold on September 30, 2016, and is presented as a discontinued operation.

Manitex Load King, LLC (“Load King”) manufactured specialized custom trailers and hauling systems typically used for transporting heavy equipment. Load King trailers served niche markets in the commercial construction, railroad, military and equipment rental industries through a dealer network.  Load King was sold on December 28, 2015, and is presented as a discontinued operation.

General Corporate Information

Our predecessor company was formed in 1993 and was purchased in 2003 by Veri-Tek International, Corp., which changed its name to Manitex International, Inc. in 2008. Our principal executive offices are located at 9725 Industrial Drive, Bridgeview, Illinois 60455 and our telephone number is (708) 430-7500. our website address is www.manitexinternational.com. Information contained on our website is not incorporated by reference into this report and such information should not be considered to be part of this report.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

The following is financial information about our Lifting Equipment, ASV and Equipment Distribution segments for the years ending December 31, 2016, 2015 and 2014. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, except corporate expenses are not allocated to segments. The Company evaluates segment performance based upon operating income before corporate expenses. Amounts shown are in thousands of dollars.

(In Thousands)

	AS OF OR FOR THE YEARS ENDED DECEMBER 31,
	2016	2015	2014
Revenues from continuing operations:
Lifting Equipment	$172,405	$193,436	$158,319
ASV	103,803	116,935	2,264
Equipment Distribution	16,404	13,216	21,104
Inter-segment Eliminations	(3,653)	(3,906)	(4,685)
Total	$288,959	$319,681	$177,002
Operating (loss) income from continuing operations:
Lifting Equipment	$2,301	$8,557	$20,641
ASV	6,009	5,496	(121)
Equipment Distribution	(2,893)	(136)	374
Corporate expense	(7,406)	(8,522)	(7,968)
Elimination of inter-segment profit in inventory	274	(187)	11
Total	$(1,715)	$5,208	$12,937
Total assets:
Lifting Equipment	$188,791	$208,734	$98,680
ASV	119,732	122,672	124,146
Equipment Distribution	8,742	14,585	15,612
Corporate	720	2,175	1,262
Assets of discontinued operations	—	53,257	74,567
Total	$317,985	$401,423	$314,267

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

Markets that drive demand for boom trucks include power distribution, oil and gas recovery, infrastructure and new home, commercial and industrial construction.  Historically, the new home construction market, which uses lower capacity cranes, has probably been the most cyclical. More recently demand from the energy sector has become significantly impacted by changes in oil prices.

The Company sells its boom trucks through a network of over forty full service dealers in the United States, Canada, Mexico, South America, and the Middle East. A number of our dealers maintain a rental fleet of their own. Boom trucks can be rented for either short or long-term periods.

In 2012, the market for boom trucks again showed considerable improvement with total industry unit sales approaching pre-2008 levels. The market dynamics were, however, considerably different than they previously were. Much of the current demand then was being driven by niche market sectors, i.e., oil and gas exploration and power line construction. The demand from the general construction market, although slowly improving, still did not approach pre-2008 levels.  For 2012, the Company’s boom truck unit sales increased by approximately 65% as compared to the prior year. The increase in unit sales reflects the Company’s strategic initiatives which have emphasized the development of boom trucks with higher lifting capacities that target the oil and gas and power line distribution market segments.

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

In 2015, the Company continued to aggressively pursue other markets for its boom trucks including the tree industry, utility industry, and the general construction markets.  This focus offset and mitigated the impact of the energy market decline. While oil prices continued to decline and the U.S. oil rig count dropped from 1,600 in January 2015 to just over 500 at end of the year we noted that the energy companies began selling excess equipment into our other markets. This combined impact lower energy market sales combined with the selling off of excess equipment – resulted in a significant decrease in boom truck revenues during the year.

In 2016, we noted that this selloff of excess equipment continued through much of the year. This selloff dampened demand for new equipment in both the energy market and the other markets we serve with our boom trucks.  We did note that oil prices did begin to increase and by the beginning of June were approaching $50 per barrel.  Additionally, the oil rig count began to increase again and by year end totaled 525 oil rigs. Late in the year, orders received began to increase and included orders for a number of cranes in a multitude of markets that the Company serves.   We are hopeful that this trend will gain momentum in 2017 as we continue to focus our efforts into the tree, utility, general construction, energy and other industries.

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

The knuckle boom crane market is a global market with a wide variety of end sector applications, but focused particularly on residential and non-residential construction, road and bridge and infrastructure development. Historically the knuckle boom crane has not had significant application in the energy sector. PM knuckle boom cranes are sold into a variety of geographies including West and East Europe, Central Asia, Africa, North and Central America, South America, the Middle East and the Far East and Pacific region. Historically, PM focused on its domestic and local Western European markets, but in recent years has expanded its sales and distribution efforts internationally. PM has twelve international sales and distribution offices located in several European countries as well as the Far East and Latin America.  After acquisition by Manitex, the Company expanded its distribution capability with the existing Manitex dealer network in North America as well as expanding the number of independent service centers in the US.

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

As PM severs a global market, its revenues are affected by changes in economic conditions in markets they serve. In 2016, the middle-east market was soft and had an impact on PM 2016 revenues.

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

Mobile Tanks

Manitex Sabre manufactures a comprehensive line of specialized mobile tanks for liquid and solid storage and containment solutions with capacities from 8,000 to 21,000 gallons. Its mobile tanks are sold to specialized independent tank rental companies and through other direct customers.

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

When we acquired our interest in ASV, the products were only marketed under the Terex brand and sold exclusively through the Terex distribution network. Since then, we have reintroduced the ASV brand to the marketplace and have entered into dealership agreements with independent dealers.  Presently, these dealers have more than 150 locations to serve customers.  The Company continues and will continue to sell Terex branded products and will continue to sell through the Terex distribution network.

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

C&M Leasing rents equipment manufactured by the Company as well as equipment manufactured by third parties.   C&M Leasing has recently expanded its rental fleet.

Revenues attributable to the Company’s Equipment Distribution segment were less than 10% of the Company’s total revenues for fiscal years 2016 and 2015 and approximately 12% for 2014.

Part Sales

Each of our segments supplies repair and replacement parts for its products. The parts business margins are higher than our overall margins. Part sales as a percentage of revenues tend to increase when there is a down-turn in the industry. Part sales as a percentage of revenues are approximately 19%, 16% and 12% for the years ended December 31, 2016, 2015 and 2014, respectively.

Total Company Revenues by Sources

The sources of the Company’s revenues are summarized below:

	2016	2015	2014
Boom trucks, knuckle boom & truck cranes	45%	43%	64%
Industrial cranes and forklifts	2%	2%	8%
Rough terrain forklifts	1%	0%	0%
Rough terrain cranes	1%	4%	2%
Compact loaders and skid steers	24%	27%	1%
Mobile tanks	3%	4%	9%
Used Construction Equipment	5%	4%	4%
Part sales	19%	16%	12%
Total Revenue	100%	100%	100%

In 2016, 2015 and 2014, no customer accounted for 10% or more of the Company’s revenue.

Raw Materials

The Company purchases a variety of components used in the production of its products.  The Company purchases steel and a variety of machined parts, components and subassemblies  including weldments, winches, cylinders, frames, rims, axles, wheels, tires, suspensions, cables, booms and cabs, as well as engines, transmissions and cabs.  Additionally, Manitex and PM mount their cranes on commercial truck chassis, which are either purchased by the Company or supplied by the customer. Lead times for these materials (including chassis) vary from several weeks to many months. The Company is vulnerable to a supply interruption in instances when only one supplier has been qualified and identifying and qualifying alternative suppliers can be very time consuming, and in some cases, could take longer than a year.  The Company has been working on qualifying secondary sources of some products to assure supply consistency and to reduce costs. The degree to which our supply base can respond to changes in market demand directly affects our ability to increase production and the Company attempts to maintain some additional inventory in order to react to unexpected increases in demand. During 2016, 2015 and 2014, raw materials and components were generally available to meet our production schedules and had no significant impact on full year revenues. During the first part of 2014 delivery of chassis for our larger cranes had a modest impact on production, however this was alleviated during the year as manufacturers increased their production and demand also slowed compared to the first half of the year.

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

The Company owns and uses several trademarks relating to its brands that have significant value and are instrumental to the Company’s ability to market its products. The Company’s most significant trademarks are its mark “Manitex” (presently registered with the United States Patent and Trademark Office until 2017).  Badger Equipment Company markets its products under the “Little Giant” and Badger trade names. The Company’s PM Group subsidiary sells its products using the trademark “PM” and PM Group’s O&S subsidiary sells its products using the “OIL & STEEL” trademark.  The Manitex,  Badger, Little Giant, PM and OIL & STEEL trademarks and trade names are important to the marketing and operation of the Company’s business as a significant number of our products are sold under those names.   ASV product is marketed under the Terex trade name to which it has a license, and also under the ASV trade name. Other important trademarks that are registered by ASV include “Posi-Track”, and VTS Versatile Track System. ASV has a number of patents for its current machines presently registered with the United States Patent and Trademark Office until 2023 and the original patent for now discontinued machines that expires in 2018.  PM Group’s O&S subsidiary has three patents. One is registered with the Italian Patents and Trademarks Office until 2028.  O&S has two additional patents registered with OHIM that are inforce until 2031 and 2034, respectively.

Seasonality

Traditionally, the Company’s peak selling periods for cranes are the second and third quarters of a calendar year as a result of the need for equipment in the spring, summer and fall construction seasons.  A significant portion of cranes sold over the last several years have been deployed in specialized industries or applications, such as oil and gas production, power distribution and in the railroad industry. Sales in these market segments are subject to significant fluctuations which correlate more with general economic conditions and the prices of commodities, including oil, and generally are not of a seasonal nature.

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

Competition

Lifting Equipment Segment

The market for the Company’s boom trucks and knuckle boom cranes, industrial cranes and trailers is highly competitive. The Company competes based on product design, quality of products and services, product performance, maintenance costs and price. Several competitors have greater financial, marketing, manufacturing and distribution resources than we do. The Company believes that it effectively competes with its competitors.

The Company’s boom cranes compete with cranes manufactured by National Crane, Terex, Weldco Beales, Elliott and Altec. The Company’s knuckle boom cranes compete with Palfinger, Fassi, Effer and HIAB. The Company competes primarily with Terex and Broderson in selling rough terrain and industrial cranes.  The Company’s mobile tanks compete with tanks sold by Dragon Tank and Pinnacle Mfg., LLC.

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

Backlog

The backlog at December 31, 2016 was approximately $38.1 million, compared to a backlog of approximately $65.4 million (restated to exclude discontinued operations) at December 31, 2015.  The December 31, 2016 backlog, however, has increased by $11.0 million since September 30, 2016 when it was at $27.1 million.  The backlog has continued to grow during the early part of 2017 and was $51.0 million at January 31, 2017.   The Company expects to ship product to fulfill its existing backlog within the next twelve months.

Research and Development

The Company spent $4.9 million, $5.0 million and $1.1 million on company-sponsored research and development activities for 2016, 2015 and 2014, respectively.

Geographic Information

The information regarding revenue, the basis for attributing revenue from external customers to individual countries, and long-lived assets is found in Note 18 “Segment Information” to our consolidated financial statements, is hereby incorporated by reference into this Part I, Item 1.

Employees

As of December 31, 2016, the Company had 709 full time employees. The Company has not experienced any work stoppages and anticipates continued good employee relations. Eighteen (18) of our employees are covered by collective bargaining agreements. Eleven (11) of our employees at our Badger subsidiary are represented by International Union, UAW and its local No. 316. The current union contract expires on January 20, 2020. Four employees are currently represented by Automobile Mechanics’ Local 701. The union contract expires on September 30, 2017. The employees represented by the Automobile Mechanics’ Local 701 are mechanics that work in our Equipment Distribution segment. A number of our Equipment Distribution segment’s customers in the Chicago metropolitan area mandate union mechanics usage for any service / repair jobs. Three employees at ASV are represented by International Brotherhood of Boilermakers Local 647. The current union contract expires on May 1, 2017.

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

Historically, prices of oil and natural gas and exploration, development and production have fluctuated substantially. A sustained period of substantially reduced capital expenditures by oil and gas companies will result in decreased demand for certain equipment produced by the Company, lower margins, and possibly net losses.  Additionally, oil and gas companies may sell excess equipment into the general construction market which could further depress demand for certain of products.

The Company’s level of indebtedness reduces financial flexibility and could impede our ability to operate.

As of December 31, 2016, the Company’s total debt was $140.3 million, which includes: revolving term credit facilities, notes payable, convertible debt and capital lease obligations.

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

A substantial portion of our revenues are attributed to limited number of customers which may decrease or cease purchasing any time, since the Company’s products depends upon the general economic conditions of the markets in which the Company competes. The Company’s sales depend in part upon its customers’ replacement or repair cycles. Adverse economic conditions, including a decrease in commodity prices, may cause customers to forego or postpone new purchases in favor of repairing existing machinery. Downward economic cycles may result in reductions in sales of the Company’s products, which may reduce the Company’s profits. The Company has taken a number of steps to reduce its fixed costs and diversify its operations to decrease the negative impact of these cycles. There can be no assurance, however, that these steps will prevent the negative impact of poor economic conditions

The Company’s business is sensitive to increases in interest rates.

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate, LIBOR and Italian short-term borrowing rates.

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

The Company relies on key management.

The Company relies on the management and leadership skills of David Langevin, Chairman and Chief Executive Officer. When Mr. Langevin joined the Company, he signed a three year employment agreement with the Company which expired on December 31, 2008. Mr. Langevin’s employment agreement has been extended and now expires on December 31, 2019. Under the employment agreement, Mr. Langevin’s employment term automatically extends for successive periods of three year unless either the Company or Mr. Langevin gives written notice to the other party of non-renewal at least 90 days prior to the end of the then current employment term.  The loss of his services could have a significant and negative impact on the Company’s business. In addition, the Company relies on the management and leadership skills of other senior executives. The Company could be harmed by the loss of key personnel in the future.

The Company’s success depends upon the continued protection of its trademarks and the Company may be forced to incur substantial costs to maintain, defend, protect and enforce its intellectual property rights.

The Company’s registered and common law trademarks, as well as certain of the Company’s licensed trademarks, have significant value and are instrumental to the Company’s ability to market its products. The Company’s marks “Manitex” “Badger”, “Sabre”, “Valla”, “ASV” “PM” and “O&S” are important to the Company’s business as the majority of the Company’s products are sold under those names. The Company has not registered all of its trademarks in the United States nor in the foreign countries where it does business. The Company cannot assure you that third parties will not assert claims against any such intellectual property or that the Company will be able to successfully resolve all such claims. If the Company has to change the names of any of its products, it may experience a loss of goodwill associated with its brand names, customer confusion and a loss of sales.

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

The Company may be required to record goodwill impairment charges on all or a significant amount of the goodwill on its Consolidated Balance Sheets.

As of December 31, 2016, the Company had approximately $70.2 million of goodwill. The Company tests goodwill for impairment at least annually. If the carrying value of goodwill exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment of a significant portion of goodwill could materially negatively affect the Company’s results of operations.

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

The risks that the Company faces in its international operations may continue to intensify if  the Company further develops and expands its international operations.

The Company is subject to currency fluctuations.

Changes in exchange rates between various currencies have had, and will continue to have, an impact on our earnings. We regularly evaluate opportunities for, and at times engage in, hedging activities to mitigate the impact that changes in exchange rates for various currencies may have on our financial results. Our hedging activities are designed to reduce and delay, but not to eliminate, the effects of foreign currency fluctuations. Factors that could affect the effectiveness of our hedging activities include volatility of currency markets, and the availability of effective hedging instruments. Since the hedging activities are designed to reduce volatility, they may have the effect of reducing both the negative and positive impacts that changes in exchange rates may have.  Our future financial results could be significantly affected by the value of the U.S. dollar versus the native currencies of our subsidiaries (primarily the  Euro) as well as the native currencies of foreign subsidiaries and other currencies in which they conduct business.   The degree to which our financial results are affected for any given time period will depend in part upon our hedging activities. There can be no assurance that our hedging activities will have the desired beneficial impact on our financial condition or results of operations. Moreover, no hedging activity can completely insulate us from the risks associated with changes in currency exchange rates. We currently have exposure to changes in exchange rates for a number of currencies including the Euro, the Chilean peso and the Argentinean peso.

Risks Relating to our Common Stock

The Company’s principal shareholders, executive officers and directors hold a significant percentage of the Company’s common stock, and these shareholders may take actions that may be adverse to your interests.

The Company’s principal shareholders, executive officers and directors beneficially own, in the aggregate, approximately 32 % of the Company’s common stock as of February 1, 2017. As a result, these shareholders, acting together, will be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations, sales and purchases of assets. They also could dictate the management of the Company’s business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent you from receiving a premium in such a transaction.

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

The Company’s executive offices are located at 9725 Industrial Drive, Bridgeview, Illinois 60455. The Company has seven principal operating plants. The Company’s Lifting Equipment segment operates from the facilities described in this paragraph. The Company builds boom trucks, and sign cranes in its 188,000 sq. ft. leased facility located in Georgetown, Texas. The Company manufactures its knuckle boom cranes, in two owned facilities, the 542,000 sq. ft. plant located in S. Cesario sul Panaro, Italy and the 213,000 sq. ft. facility located in Arad, Romania.  The Romania facility also produces sub-assemblies that are incorporated into PM products manufactured in Italy.  The Company manufactures its precision pick and carry cranes in a 58,000 sq. ft. facility located in Piacenza, Italy. The Company builds specialized rough terrain cranes and material handling product in its 170,000 sq. ft. leased facility located in Winona, Minnesota.  The Company builds its specialized mobile tanks for liquid and solid storage and containment solutions in its 100,000 sq. ft. leased facility located in Knox, Indiana.

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

The Company is involved in various legal proceedings, including product liability and workers’ compensation matters which have arisen in the normal course of operations. The Company has product liability insurance with self-insurance retention that ranges from $50 thousand to $0.5 million. ASV product liability cases that existed on date of acquisition have a $4 million self-retention limit. The Company has a $250 thousand per claim deductible on worker compensation claims and aggregates of $1.2 million, $1.3 million, $1.9 million, $1.6 million and $1.6 million for 2013, 2014, 2015, 2016 and 2017 policy years, respectively.  Certain cases are at a preliminary stage and it is not possible to estimate the amount or timing of any cost to the Company. However, the Company does not believe that these contingencies, in the aggregate, will have a material adverse effect on the Company. Reserves have been established for several liability cases related to ASV and PM acquisitions. When it is probable that a loss has been incurred and possible to make a reasonable estimate of the Company’s liability with respect to such matters, a provision is recorded for the amount of such estimate or the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

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

Price Range of Common Stock

2016	High	Low
First Quarter	$6.30	$4.25
Second Quarter	$7.23	$5.18
Third Quarter	$7.68	$4.98
Fourth Quarter	$7.62	$4.98

2015	High	Low
First Quarter	$12.98	$8.37
Second Quarter	$10.25	$7.46
Third Quarter	$8.10	$5.28
Fourth Quarter	$7.64	$5.12

Number of Common Stockholders

As of February 17, 2017, there were 206 record holders of the Company’s common stock.

Dividends

During the fiscal years ended December 31, 2016, 2015 and 2014, the Company did not declare or pay any cash dividends on its common stock and the Company does not intend to pay any cash dividends in the foreseeable future. Furthermore, the terms of our credit facility do not allow us to declare or pay dividends without the prior written consent of the lender.

Performance Graph

The following stock performance graph is intended to show our stock performance compared with that of comparable companies. The stock performance graph shows the change in market value of ten thousand dollars invested in our Common Stock, the Russell 2000 Index and a peer group of comparable companies (“Peer Group”) for the five year period commencing December 31, 2011 through December 31, 2016. The cumulative total stockholder return of the peer group and Russell 2000 Index assumes dividends are reinvested. The stockholder return shown on the graph below is not indicative of future performance. The companies in the Peer Group are weighted by market capitalization.

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

CUMULATIVE TOTAL RETURN

Based upon an initial investment of $10,000 on December 31, 2011 with dividends reinvested

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2011	2012	2013	2014	2015	2016
Manitex International, Inc.	$10,000	$16,840	$37,453	$29,976	$14,033	$16,176
Russell 2000 Index	$10,000	$11,463	$15,705	$16,259	$15,331	$18,317
Construction Equipment (5 stocks)	$10,000	$12,827	$17,162	$16,564	$15,211	$22,901

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities during the quarter ended December 31, 2016:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs
October 1 through October 31, 2016	—	—	—	—
November 1 through November 30, 2016	—	—	—	—
December 1 through December 31, 2016	3,530	$6.86	—	—
Total	3,530	$6.86	—	—

(1)

The Company purchased and cancelled 3,530 shares of its common stock on December 31, 2016. The shares were purchased from employees on December 31, 2016 at the market closing price of $6.86 on that date. The employees used the proceeds from the sale of shares to satisfy their withholding tax obligations that arose when restricted shares vested on that date.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

The Company’s results include the results for companies acquired from their respective effective dates of acquisition: August 19, 2013 for Sabre, November 30, 2013 for Valla, December 16, 2014 for Lift Ventures, December 20, 2014 for ASV, January 15, 2015 for the PM Group and March 12, 2015 for Columbia Tanks.

The financial data for the years 2012 to 2016 present Manitex Load King, Inc., Liftking and CVS as discontinued operations.

(In thousands except share information)

	2016	2015	2014	2013	2012
Summary of Operations:
Net revenues	$288,959	$319,681	$177,002	$164,678	$128,174
Operating (loss) income	(1,715)	5,208	12,937	18,142	13,148
Net (loss) income from continuing operations	(21,775)	(5,261)	7,043	11,489	8,322
Net (loss) income from continuing operations attributable to shareholders of Manitex International, Inc.	$(21,201)	$(5,309)	$7,179	$11,489	$8,322
Earnings (loss) per share from continuing operations attributable to shareholders of Manitex International, Inc.
Basic	$(1.31)	$(0.33)	$0.52	$0.91	$0.70
Diluted	$(1.31)	$(0.33)	$0.52	$0.90	$0.70
Shares used to calculate earnings per share:
Basic	16,133,284	15,970,074	13,858,189	12,671,205	11,948,356
Diluted	16,133,284	15,970,074	13,904,289	12,717,575	11,957,458

Total assets	$317,985	$401,423	$314,267	$180,497	$151,504
Total debt	$140,258	$157,772	$89,998	$36,743	$33,337
Total shareholders equity attributed to shareholders of Manitex International, Inc.	$74,398	$107,012	$120,391	$76,632	$47,245

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our actual results may differ from information contained in these forward looking-statements for many reasons, including those described below and in the section entitled “Item 1A. Risk Factors”: (1) a future substantial deterioration in economic conditions, especially in the United States and Europe; (2) the cyclical nature of the markets we operate in; (3)our ability to negotiate extensions of our credit agreements and to obtain additional debt or equity financing when needed; (4) government spending; fluctuations in the construction industry, and capital expenditures in the oil and gas industry; (5) Our increasingly international operations expose us to additional risks and challenges associated with conducting business internationally;(6) difficulties in implementing new systems, integrating acquired businesses, managing anticipated growth, and responding to technological change; (7) our level of indebtedness and our ability to meet financial covenants required by our debt agreements; (8) our customers’ diminished liquidity and credit availability; (9) increases in interest rates; (10) the performance of our competitors; (11) shortages in supplies and raw materials or the increase in costs of materials; (12) product liability claims, intellectual property claims, and other liabilities; (13) the volatility of our stock price; (14) future sales of our common stock; (15) the willingness of our stockholders and directors to approve mergers, acquisitions, and other business transactions; (16) currency transaction (foreign exchange) risks and the risk related to forward currency contracts; (17) certain provisions of the Michigan Business Corporation Act and the Company’s Articles of Incorporation, as amended, Amended and Restated Bylaws, and the Company’s Preferred Stock Purchase Rights may discourage or prevent a change in control of the Company; (18) a substantial portion of our revenues are attributed to limited number of customers which may decrease or cease purchasing any time; (19) a disruption or breach in our information technology systems; (20) our reliance on the management and leadership skills of our senior executives; (21) the cost of compliance with Section 404 of the Sarbanes-Oxley Act of 2002; (22) impairment in the carrying of goodwill could negatively affect our operating results and (22) other risks described in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K.

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

Manitex Sabre, Inc. (“Sabre”) manufactures a comprehensive line of specialized mobile tanks for liquid and solid storage and containment solutions with capacities from 8,000 to 21,000 gallons. Its mobile tanks are sold to specialized independent tank rental companies and other direct customers. The tanks are used in a variety of end markets such as petrochemical, waste management and oil and gas drilling.

Valla SpA (“Valla”) division offers a full range of precision pick and carry cranes.

In December 2015, September 2016 and December 2016, the Company completed the sale of its Load King, Liftking and CVS subsidiaries, respectively. For financial statement presentation Load King, Liftking and CVS are presented as discontinued operations. See Note 25.

ASV Segment

A.S.V., LLC (“ASV”) manufactures a line of high quality compact rubber tracked and skid steer loaders. The ASV products are distributed through both its own distribution network and through Terex Corporation’s (“Terex”) distribution channels as well as through the Company. ASV’s independent dealer network now has over 150 locations.  The products are used in the site clearing, general construction, forestry, golf course maintenance and landscaping industries, with general construction being the largest market.

Equipment Distribution Segment

The Equipment Distribution segment located in Bridgeview, Illinois, comprises the operations of Crane & Machinery, Inc. (“C&M”) and Crane & Machinery Leasing, Inc. (“C&M Leasing”).  The segment markets products used primarily for infrastructure development and commercial construction applications that include road and bridge construction, general contracting, roofing, scrap handling and sign construction and maintenance. C&M is a distributor of Terex rough terrain and truck cranes products and supplies repair parts for a wide variety of medium to heavy duty construction equipment and sells domestically and internationally, predominately to end users, including the rental market. The segment also sells Manitex and Valla product, provides crane equipment repair services in the Chicago area and through C&M Leasing rents lifting equipment primarily in the Chicago area.

Economic Conditions

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

In 2015, the Company continued to aggressively pursue other markets for its boom trucks including the tree industry, utility industry, and the general construction markets.  This focus offset and mitigated the impact of the energy market decline. While oil prices continued to decline and the U.S. oil rig count dropped from 1,600 in January 2015 to just over 500 at end of the year we noted that the energy companies began selling excess equipment into our other markets. This combined impact lower energy market sales combined with the selling off of excess equipment – resulted in a significant decrease in boom truck revenues during the year.

In 2016, we noted that this selloff of excess equipment continued through much of the year. This selloff dampened demand for new equipment in both the energy market and the other markets we serve with our boom trucks.  We did note that oil prices did begin to increase and by the beginning of June were approaching $50 per barrel.  Additionally, the oil rig count began to increase again and by year end totaled 525 oil rigs. Late in the year, orders received began to increase and included orders for a number of cranes in a multitude of markets that the Company serves.   We are hopeful that this trend will gain momentum in 2017 as we continue to focus our efforts into the tree, utility, general construction, energy and other industries.

The market for PM knuckle boom cranes, and ASV compact track loaders and skid steer loaders, have not been significantly affected by decrease in oil prices.  The markets for these products have been more stable.  The North American market for knuckle boom cranes is growing. PM currently has a small share of the market for knuckle boom cranes in North America. The Company has started to manufacture knuckle boom cranes on a limited basis in the United States and is marketing them through the Company’s current distribution channels. The Company currently has a strong presence in North America for its boom trucks. The Company believes that it can significantly increase the Company’s share for knuckle boom cranes in North American. The Company believes this is an immediate opportunity that will continue to grow over time.

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

The following table sets forth certain financial data for the three years ended December 31, 2016, 2015 and 2014:

Results of Consolidated Operations

MANITEX INTERNATIONAL, INC.

(In thousands, except share data)

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Net revenues	$288,959	$319,681	$177,002
Cost of sales	240,375	260,775	140,739
Gross profit	48,584	58,906	36,263
Operating expenses
Research and development costs	4,877	4,983	1,084
Selling, general and administrative expenses	45,422	48,715	22,242
Total operating expenses	50,299	53,698	23,326
Operating (loss) income	(1,715)	5,208	12,937
Other income (expense)
Interest expense	(11,000)	(11,842)	(1,854)
Interest expense related to write off of debt issuance costs	(3,635)	—	—
Foreign currency transaction (loss) gain	(1,115)	(293)	(423)
Other income (loss)	897	(43)	(101)
Total other expense	(14,853)	(12,178)	(2,378)
(Loss) income before income taxes and loss in non-marketable equity interest from continuing operations	(16,568)	(6,970)	10,559
Income tax (benefit) expense from continuing operations	(545)	(1,908)	3,516
Loss in non-marketable equity interest, net of taxes	(5,752)	(199)	—
Net (loss) income from continuing operations	(21,775)	(5,261)	7,043
Discontinued operations:
(Loss) income from discontinued operations, net of income tax expenses of $37, $440 and $147 in 2016, 2015 and 2014, respectively	(13,959)	(63)	(76)
Net (loss) income	$(35,734)	$(5,324)	$6,967
Net (income) loss attributable to noncontrolling interest	574	(48)	136
Net (loss) income attributable to shareholders of Manitex International, Inc.	$(35,160)	$(5,372)	$7,103

Year Ended December 31, 2016 from Continuing Operations Compared to Year Ended December 31, 2015 from Continuing Operations

The above results include the results for companies acquired from their respective effective dates of acquisition: December 16, 2014 for Lift Ventures, December 20, 2014 for ASV, January15, 2015 for PM Group and March 12, 2015 for Columbia Tanks. Results have been restated to remove discontinued operations.

Net (loss) income from continuing operations

For the year ended December 31, 2016, net loss was $21.8 million, which consists of revenue of $289.0 million, cost of sales of $240.4 million, research and development costs of $4.9 million, SG&A costs of $45.4 million, interest expense of $14.6 million, foreign currency transaction loss of $1.1 million, other income of $0.9 million, loss in non-marketable equity interest of $5.8 million and income tax benefit of $0.5 million.

For the year ended December 31, 2015, net loss was $5.3 million, which consists of revenue of $319.7 million, cost of sales of $260.8 million, research and development costs of $5.0 million, SG&A costs of $48.7 million, interest expense of $11.8 million, foreign currency transaction loss of $0.3 million, loss in non-marketable equity interest of $0.2 million and income tax benefit of $1.9 million.

Net revenue and gross profit —For the year ended December 31, 2016, net revenue and gross profit were $289.0 million and $48.6 million, respectively. Gross profit as a percent of sales was 16.8% for the year ended December 31, 2016.  For the year ended December 31, 2015, net revenue and gross profit were $319.7 million and $58.9 million, respectively. Gross profit as a percent of sales was 18.4% for the year ended December 31, 2015.

For 2016 revenues decreased $30.7 million or 9.6% from $319.7 million for 2015 to $289.0 million for 2016. Revenues for the Lifting Equipment and ASV segments decreased by $21.0 million and $13.1 million or by 10.9% and 11.2%, respectively.  Revenues for the Equipment Distribution segment increased by $3.2 million or 24.2%.  The 2016 results for the Lifting Equipment segment include a completed first quarter of revenues for PM Group, compared to seventy five days from the date of acquisition in the three months ended March 31, 2015.  PM revenues for the first 15 days of 2015 were approximately $3.3 million.  Taking this effect into account the Lifting Equipment segment revenues would have decreased by $34.0 million or 10.6%.

All the product lines within the Lifting Equipment segment experienced year over year revenues declines.  The decline in revenues is attributed to the effect that lower oil prices are having on our markets.

ASV revenues decline is attributable to a $9.8 million reduction in sales of undercarriages and parts to Caterpillar and a decrease in machine sales.  The decrease in sales to Caterpillar is due to a slowdown in the Caterpillar production volumes of multi-terrain track loaders that use our undercarriage.  A decrease in private labeled products is the principal reason for the decline in machine sales.  ASV continues to expand its own dealer network and is becoming less dependent on private labeled products.  Approximately 70% of the machine sales for the year ended December 31, 2016 were through ASV managed distribution.

Equipment Distribution segment revenue increase is primarily the result of the sale of equipment at less than our normal margins which was consistent with our priority of reducing debt in 2016.

Gross profit as a percent of net revenues decreased 1.6% to 16.8% for the year ended December 31, 2016 from 18.4% for the comparable 2015 period. The decrease in gross profit is attributed to lower volumes, change in product mix including a shift towards lower capacity boom truck and aggressive sales pricing especially towards at the end of the year in effort to move existing finished goods inventory.  The sale of finished goods inventory at less than our normal margins was consistent with our priority of reducing debt in 2016.  Partially offsetting other factors is the beneficial impact that an increase in part sales as percent of total revenues had.  Part sales, which have significantly higher gross margins, increased from increased from 16% to 19% of total revenues from 2015 to 2016.

Research and development —Research and development for the year ended December 31, 2016 was $4.9 million compared to $5.0 million for the comparable period in 2015. Research and development expenditures were relatively consistent with the prior period. The Company’s research and development spending continues to reflect our continued commitment to develop and introduce new products that give the Company a competitive advantage.

Selling, general and administrative expense —Selling, general and administrative expense for the year ended December 31, 2016 was $45.4 million compared to $48.7 million for the comparable period in 2015, a decrease of $3.3 million. The decrease was impacted by a $0.5 million favorable change in an estimate regarding a product liability claim as it was determined that the claim could be settled for less than what was reserved.  The remaining decrease is principally attributed to cost reductions made in response to decreased revenues and to lower variable selling expenses.

Operating (loss) income —The Company had operating loss of $1.7 million compared with an income of $5.2 million for the years ended December 31, 2016 and 2015, respectively. The adverse change in operating income is the result of decrease in gross profit of $10.3 million, the result of a decrease in revenues and lower gross profit margin.  The decrease in gross margin was partially offset by a $3.4 million decrease in operating expenses.

Interest expense —Interest expense was $14.6 million and $11.8 million for the years ended December 31, 2016 and 2015, respectively. Included in interest expense is $3.6 million for deferred financing costs which were expensed as associated debt was refinanced in the second and fourth quarters of 2016. Excluding the deferred financing costs, interest expense decreased by $0.8 million primarily attributed to decreases in debt.

Foreign currency transaction loss — Foreign currency loss was $1.1 million and $0.3 million for the years ended December 31, 2016 and 2015, respectively. As stated in the past, the Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds.  Currency risks can be reduced but not eliminated in part because the Company has not been able to identify a strategy to effectively hedge the currency risks related to the Argentinian peso.   The Company records at the balance sheet date the forward currency exchange contracts at their market value with any associated gain or loss being recorded in current earnings as a currency gain or loss.

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

Other income (loss) — In 2016, the Company had other income of $0.9 million.  The other income is the result of revaluing a contingent acquisition liability related to an option to acquire certain PM bank debt. The contingent liability is related to a potential future payment, which is based on PM’s 2017 earnings before interest, taxes, depreciation and amortization (EBITDA).  During 2016, the fair of this liability was recalculated based on updated 2017 EBITDA projections.  This revaluation result in gain of approximately $0.9 million.

Loss in non-marketable equity interest — The Company had losses related its non-marketable equity investment of $5.8 million and $0.2 million for the years ended December 31, 2016 and 2015, respectively.  The increase in the loss is result of recognizing an impairment charge of $5.6 million to write off its entire investment in Lift Ventures LLC during 2016. See Note 26 to the financial statements for additional information related this impairment.

 Income tax — Income tax expense (benefit) for continuing operations was $(0.5) million and $(1.9) million for the years ended December 31, 2016 and 2015, respectively. The income tax benefit is attributed to a pre-tax loss of $22.3 million and $7.2 million from continuing operations for the years ended December 31, 2016 and December 31, 2015, respectively. The Company’s effective rate decreased to 2.44% for 2016 from 26.84% for 2015. The decrease in the effective tax rate is due primarily to the establishment of a full valuation allowance against the portion of the Company’s net U.S. deferred tax assets that could not be realized by carrying back the 2016 tax loss for a refund of taxes paid in prior years.

Loss in non-marketable equity interest — The Company had losses related its non-marketable equity investment of $5.8 million and $0.2 million for the years ended December 31, 2016 and 2015, respectively.  The increase in the loss is result of recognizing an impairment charge of $5.6 million to write off its entire investment in Lift Ventures LLC during 2016. See Note 26 to the financial statements for additional information related this impairment.

Net loss from continuing operations —Net loss for the years ended December 31, 2016 and 2015 was $21.8 million and $5.3 million, respectively. The change is explained above.

Year Ended December 31, 2015 from Continuing Operations Compared to Year Ended December 31, 2014 from Continuing Operations

The above results include the results for companies acquired from their respective effective dates of acquisition: December 16, 2014 for Lift Ventures, December 20, 2014 for ASV, January 15, 2015 for PM Group and March 12, 2015 for Columbia Tanks. Results have been restated to remove discontinued operations.

Net (loss) income from continuing operations

For the year ended December 31, 2015, net loss was $5.3 million, which consists of revenue of $319.7 million, cost of sales of $260.8 million, research and development costs of $5.0 million, SG&A costs of $48.7 million, interest expense of $11.8 million, foreign currency transaction loss of $0.3 million, loss in non-marketable equity interest of $0.2 million and income tax benefit of $1.9 million.

For the year ended December 31, 2014, net income was $7.0 million, which consists of revenue of $177.0 million, cost of sales of $140.7 million, research and development costs of $1.1 million, SG&A costs of $22.2 million, interest expense of $1.9 million, foreign currency transaction loss of $0.4 million, other loss $0.1 million and income tax expense of $3.5 million.

Net revenue and gross profit —For the year ended December 31, 2015, net revenue and gross profit were $319.7 million and $58.9 million, respectively. Gross profit as a percent of sales was 18.4% for the year ended December 31, 2015.  For the year ended December 31, 2014 net revenue and gross profit were $177.0 million and $36.3 million, respectively. Gross profit as a percent of sales was 20.5% for the year ended December 31, 2014.

For 2015 revenues increased $142.7 million or 80.6% from $177.0 million for 2014 to $319.7 million for 2015. Without the ASV and PM transactions, revenues would have decreased, as these two acquisitions resulted in an increase in revenues of approximately $200 million for the year ended December 31, 2015. The decrease is primarily attributed a decline in crane products sales. This decline is attributed to a decrease in demand from the energy sector the result of significant decline in oil prices. The demand for new cranes from the general construction market has also declined significantly as used cranes from the energy sector are being redeployed due to surpluses into the general construction market. Finally, revenues from the sale of used construction equipment were also lower in part due to the weak Canadian dollar which made it harder to sell product into Canada.

Gross profit as a percent of net revenues decreased 2.1% to 18.4% for the year ended December 31, 2015 from 20.5% for the comparable 2014 period. The decrease in margin percent is principally attributed to decreased volume, changes in product mix, including the unfavorable impact of decreased sales of higher capacity crane products which generally have higher margins partially offset by the increase in parts sales as a percent of total revenues. Part sales, which have significantly higher margins, increased from 12% to 16% of total revenues from 2014 to 2015.

Research and development —Research and development for the year ended December 31, 2015 was $5.0 million compared to $1.1 million for the comparable period in 2014. Excluding $4.1 million additional expenses for ASV and PM for the year ended December 31, 2015, expenditure on R&D decreased $0.2 million as engineering resources in the Lifting Segment were reduced as a response to reduced volumes. The Company’s research and development spending continues to reflect our continued commitment to develop and introduce new products that gives the Company a competitive advantage.

Selling, general and administrative expense —Selling, general and administrative expense for the year ended December 31, 2015 was $48.7 million compared to $22.2 million for the comparable period in 2014, an increase of $26.5 million.   This increase is the net of an increase of $28.0 million in expense related to the ASV and PM acquisitions offset by a decrease of $1.5 million in expense from existing operations. A major component of the decrease in expense is related to participation in the ConExpo show, which is held every three years.  2014 included non-recurring expenses of $0.7 million related to participation at the 2014 ConExpo show.  The remaining decrease is attributed to cost reductions, lower selling expenses, and other changes including the timing of transaction related expenses.

Operating income —The Company had operating income of $5.2 million and $12.9 million for the years ended December 31, 2015 and 2014, respectively. The decrease in operating income is due to a decrease in gross profit percent and increases in research and development costs and selling, general and administrative expense.

Interest expense —Interest expense was $11.8 million and $1.9 million for the years ended December 31, 2015 and 2014, respectively. The increase in interest expense is principally attributed to additional interest expense at our two newly acquired companies plus interest on the additional debt incurred to purchase the two new companies.

Foreign currency transaction loss —The Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds. The Company records at the balance sheet date the forward currency exchange contracts at their market value with any associated gain or loss being recorded in current earnings as a currency gain or loss.

For the year ended December 31, 2015, the Company had a foreign currency loss of $0.3 million compared to a loss of $0.4 million for 2014.  As stated above, the Company attempts to purchase forward exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset.  There are still certain risks at PM for which an effective hedging strategy may not be available which may result in future gains or losses that are not offset.

Income tax — Income tax expense (benefit) for continuing operations was $(1.9) million and $3.5 million for the years ended December 31, 2015 and 2014, respectively. The income tax benefit is attributed to a pre-tax loss of $7.2 million from continuing operations for the year ended December 31, 2015. The Company’s effective rate decreased to 26.8% for 2015 from 33.3% for 2014. The decrease in the effective tax rate is due primarily to income tax expense and rate differences in foreign jurisdictions, income tax expense related settlements of U.S. and foreign income tax examinations, adjustments to tax credits in connection with the finalization of income tax filings, and a partial reduction in the domestic production activity deduction in connection with the carryback of the 2015 U.S. federal net operating loss for a refund of income taxes previously paid.

Net (loss) income from continuing operations —Net loss for the year ended December 31, 2015 was ($5.3) million. This compares with a net income for the year ended December 31, 2014 of $7.0 million.

SEGMENT INFORMATION

Lifting Equipment Segment

	2016	2015	2014
Net revenues	$172,405	$193,436	$158,319
Operating income	2,301	8,557	20,641
Operating margin	1.3%	4.4%	13.0%

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net revenues —Net revenues decreased $21.0 million to $172.4 million for the year ended December 31, 2016 from $193.4 million for the comparable period in 2015.

For 2016 revenues decreased $21.0 million or 10.9% from $193.4 million for 2015 to $172.4 million for 2016.  All the product lines within this segment experienced year over year revenues declines.  The decline in revenues is attributed to decreased demand from end markets related in large part to lower oil prices.  The 2016 results for this segment includes a complete first quarter of revenues for PM Group, compared to seventy five days from the date of acquisition in 2015.  PM revenues for the first 15 days of 2015 were approximately $3.3 million.

Operating income and operating margins —Operating income of $2.3 million for the year ended December 31, 2016 was equivalent of 1.3% of net revenues compared to an operating income of $8.6 million for the year ended December 31, 2015 or 4.4% of net revenues.  The decrease in operating income is due to a decrease in gross profit as both revenues and the gross profit margin percent were lower in 2016.  The decrease in gross profit is attributed to lower volumes, change in product mix including a shift towards lower capacity boom truck and aggressive sales pricing especially towards at the end of the year in effort to move existing finished goods inventory.  The sale of finished goods inventory at less than our normal margins was consistent with our priority of reducing debt in 2016.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net revenues —Net revenues increased $35.1 million to $193.4 million for the year ended December 31, 2015 from $158.3 million for the comparable period in 2014.

For 2015 revenues increased $35.1 million or 22.1% from $158.3 million for 2014 to $193.4 million for 2015. Without the PM transactions, revenues would have decreased, as the PM acquisitions resulting in an increase in revenues of approximately $90 million for the year ended December 31, 2015.  The decrease is primarily attributed a decline in crane products sales. This decline is attributed to a decrease in demand from the energy sector the result of significant decline in oil prices. The demand for new cranes from the general construction market has also declined significantly as used cranes from the energy sector are being redeployed due to surpluses into the general construction market.

Operating income and operating margins —Operating income of $8.6 million for the year ended December 31, 2015 was equivalent of 4.4% of net revenues compared to an operating income of $20.6 million for the year ended December 31, 2014 or 13.0% of net revenues.

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

ASV Segment

	2016	2015	2014
Net revenues	$103,803	$116,935	$2,264
Operating income (loss)	6,009	5,496	(121)
Operating margin	5.8%	4.7%	(5.3)%

ASV results are included from the effective date of acquisition, December 20, 2014.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net revenues —The ASV segment had net revenues of $103.8 million for the year ended December 31, 2016 compared to $116.9 million for the year ended December 31, 2015. ASV revenues decline is primarily attributable to $9.8 million reduction in sales of undercarriages and parts to Caterpillar as well as a decrease in machine sales.  Machine sales decreased despite an increase in machine sales through ASV’s own distribution network, as this only partially offset declines in machine sales through the Terex distribution network.  Sales through the Terex dealer network have been adversely impacted by uncertainty arising from changes within the Terex construction segment, including the disposal by Terex of some of its compact construction equipment product lines. In August 2016, Terex announced that it would focus its business going forward on its aerial work platforms, cranes and materials processing. For the year ended December 31, 2016, sales of machines through ASV-managed distribution network increased to 70% of machine sales, compared to 44% in the prior year. We continue to focus on increasing the independent ASV dealer network to offset the lower volumes of Terex branded product being sold.

Operating income and operating margin —Operating income of $6.0 million for the year ended December 31, 2016 was equivalent to 5.8% of net revenues compared to $5.5 million for the year ended December 31, 2015 or 4.7% of net revenues. The improvement in operating income is principally due to a $0.5 million favorable adjustment to the reserve for accrued product liability claims. The effect that lower revenues had was offset an improvement in gross margin from a favorable mix of higher capacity machines, lower sales of skid steer loaders that have a lower average gross profit percent, and improved net pricing from increased sales into the ASV distribution channel, and the benefit of reduced costs of sales from cost reduction and efficiency actions, such as favorable purchase price variances and warranty costs.

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

Equipment Distribution Segment

	2016	2015	2014
Net revenues	$16,404	$13,216	$21,104
Operating (loss) income	(2,893)	(136)	374
Operating (loss) margin	(17.6)%	(1.0)%	1.8%

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net revenues —The Equipment Distribution segment had net revenues of $16.4 million and $13.2 million for the years ended December 31, 2016 and 2015, respectively, an increase of $3.2 million. The increase in revenue was primarily the result of used equipment sales to reduce inventory on hand and on occasion has made concessions to facilitate the sale.

Operating loss and operating margins —Operating loss of ($2.9) million for the year ended December 31, 2016 was equivalent to (17.6)% of net revenues compared to ($0.1) million for the year ended December 31, 2015 or (1.0)% of net revenues.

The expanded operating loss in 2016 is attributable to the sale of equipment at zero or lower margins to move equipment that was held by the segment.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net revenues —The Equipment Distribution segment had net revenues of $13.2 million and $21.1 million for the years ended December 31, 2015 and 2014, respectively, a decrease of $7.9 million.   The $7.9 million decrease is attributed to both a decrease in sales of new cranes and used construction equipment.  New crane sales continue to be significantly adversely impacted by reduced demand for product from the energy sector resulting from a very steep decline in oil prices.  Additionally, 2014 benefited from a substantial initial sale of equipment into the rental sector.  Sales for remarked product was lower in part due to lower demand from Canada as the strong U.S. dollar was making our equipment significantly more expense to Canadian customers.

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

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash were $6.4 million and $5.9 million at December 31, 2016 and December 31, 2015, respectively. In addition, the Company has a U.S. revolving credit facility with a maturity date of July 20, 2019. Additionally, ASV has a revolving credit facility, which is for its sole use, with a maturity date of December 23, 2021. At December 31, 2016 the Company had approximately $2.3 million available to borrow under its revolving credit facility.  At December 31, 2016 ASV had approximately $3.5 million of availability under its revolving credit facility.

At December 31, 2016, the PM Group had established working capital facilities with seven Italian and six South American banks. Under these facilities, the PM Group can borrow $24.7 million against orders, invoices and letters of credit. At December 31, 2016, the PM Group had received advances of $19.3 million. Future advances are dependent on having available collateral.

The Company needs cash to meet its working capital needs as the business grows, to acquire capital equipment, and to fund acquisitions and debt repayment. We intend to use cash flows from operations and existing availability under the current revolving credit facilities to fund operations. However, additional capital may be required if our business expands. The Company thought it prudent to put a mechanism in place by which supplemental liquidity can be provided to address working capital requirements or other capital requirements that may arise. On January 23, 2017, Manitex International Inc. entered into a Controlled Equity Offering Sales Agreement (“Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which the Company may offer and sell shares of its common stock, no par value per share, having an aggregate offering price up to $20,000 through Cantor.   Funds provided through the Sales Agreement totaled $2,608 in January 2017 2017 from the sale of 294,524 shares of the Company's common stock.

Additionally, the Company issued a press release on January 23, 2017 that indicated the Company’s Board of Directors is considering strategic alternatives for A.S.V., LLC, its joint venture with Terex Corporation (NYSE:TEX), to realize maximum value for Manitex shareholders. The Board’s review will include the possibility of a sale of all or a portion of ASV or Manitex’s ownership stake (51%) in ASV, as well as the possibility of ASV becoming a public company. If a transaction were to take place any funds received would be used to reduce debt or other corporate purposes.

Nevertheless, our availability under our credit lines is limited, it is important that we manage our working capital.  The Company may need to raise additional capital through debt or equity financings to support our long-term growth strategy, which may include additional acquisitions. There is no assurance that such financing will be available or, if available, on acceptable terms.

Outstanding borrowings and required payments

The following is a summary of our outstanding borrowings at December 31, 2016:

(In millions)

	Outstanding Balance	Interest Rate	Interest Paid	Principal Payment
U.S. Revolver	$20.0	3.75 to 4.75%	Monthly	July 20, 2019 maturity
Note payable—Terex	1.6	4.50%	Semi-Annual	$0.04 million interest payment June 19, 2017 and $1.64 million interest and principal payment on December 19, 2017
Convertible note—Terex	6.9	7.5%	Semi-Annual	December 19, 2019 maturity
Convertible note—Perella	14.5	7.5%	Semi-Annual	January 7, 2021 maturity
ASV revolving credit facility	15.6	3.6%	Monthly	December 23, 2021 maturity
ASV Term loan A	8.5	4.76%	Monthly	$0.20 million quarterly plus interest unpaid balance due December 23, 2021
ASV Term loan B	21.5	11.00%	Monthly	$0.50 million quarterly plus interest unpaid balance due December 23, 2021
Capital lease—cranes for sale	0.5	4.4 to 5.6%	Monthly	Over 36 or 60 months
Capital lease—Georgetown facility	5.3	12.50%	Monthly	$0.06 million monthly payment includes interest
Capital leases—Winona facility	0.5	n.a.	Final Payment	To be paid in 2018
PM unsecured borrowings	12.7	2.14% to 2.64%	Semi-Annual	Variable semi-annual starting June 2017 through December 2021
PM Autogru term loan	0.4	3.00%	Monthly	$0.09 million monthly through October 2020
PM Autogru term loan	0.5	2.50%	Annually	$0.5 million payment due June 2017
PM term loans with related accrued interest, interest rate swaps and FMV adjustments	14.1	0 to 2.18%	Semi-Annual	Variable semi-annual starting June 2016 through December 2021. Payments scheduled for 2017 total approximately $3.0 million
PM short-term working capital borrowings	19.3	1.43 to 17.0%	Monthly	Upon payment of invoice or letter of credit
	$141.9
Debt issuance costs	(1.6)

Debt net of issuance costs	$140.3

The debt has various maturity dates. See Notes 11 and 12 to the financial statements for additional details.

Change in outstanding debt

In 2016, our total debt was reduced by $35.6 million of which $17.5 million was related to continuing operations.  The difference is related to debt that was either paid off or was assumed by the buyer when our former Liftking and CVS subsidiaries were sold.

The following is a summary of changes in debt related to continuing operations:

(In millions)

Increase/ (decrease)
U.S. Revolver	$(6.5)
Notes payable-Terex	$(0.3)
Capital leases—buildings	$(0.1)
Capital leases—equipment	$(0.6)
Convertible note—Terex	$0.2
Convertible note—Perella	$0.1
Comerica Term loan	$(2.2)
ASV Term loan	$(8.0)
ASV Revolving Credit Facility	$3.2
PM	$(1.7)
$(16.3)
Debt issuance costs	(1.6)
$(17.9)

2016

Operating activities consumed $4.2 million of cash for the year ended December 31, 2016, and is comprised of non-cash items of $38.7 million, which generated cash, offset by a net loss of $35.7 million and an increase in working capital of $7.2 million both of which consumed cash.  The following are principal non-cash items that generated cash: depreciation and amortization of $11.2 million, the non-cash loss on sale of discontinued operations of $14.5 million, an impairment charge related to Lift Venture investment of $5.8 million, stock based compensation of $1.1 million, an increase in inventory reserves of $1.7 million, amortization of deferred financing costs of $4.3 million, amortization of debt discount of $0.5 million, and an increase net deferred tax liabilities of $1.2 million.   A change in interest rate swaps of $0.7 million and $0.9 million gain related to the revaluation of contingent acquisition liability both consumed cash.  Other less significant non-cash items in aggregated offset each other.  The amortization of deferred financing costs includes approximately $3.6 million that was expensed in connection with refinancing of debt.

The change in assets and liabilities consumed $7.2 million in cash.  The changes in assets and liabilities related to continuing operations and discontinued operations consumed $3.0 million and $4.2 million, respectively.  The changes in the items related to continuing operations had the following impact on cash flows: accounts receivable generated $1.1 million, inventory generated $2.2 million, prepaid expenses consumed $0.4 million, other assets generated $0.2 million, accounts payable consumed $4.3 million, accrued expenses consumed $0.7 million, other current liabilities generated $0.2 million, and other long-term liabilities consumed $1.4 million.  The decrease in accounts receivable is due to the fact that sales for the fourth quarter 2016 are lower when compared to sales for the quarter ended December 31, 2015.  This impact was largely offset by a longer collection cycle.  The lengthening of the collection cycle is result of an increase in foreign receivables, which traditionally take longer to collect.  The decrease in inventory is attributed to a concerted effort to reduce inventory to generate funds to repay debt.  The decrease in accounts payable is attributed a decrease inventory and timing of vendor payments.  The decrease in other long-term liability is due to a reduction in a long-term reserve related to a product liability claim that was sooner than expected.

Cash flows related to investing activities generated $18.4 million of cash for the year ended December 31, 2016. The Company generated $19.1 million through the sale of non-core operations and another $0.7 million by discontinued operations offset by the purchase of capital equipment of $1.5 million.  Other investing activity in aggregate totaled $0.1 million. The amount spent for capital equipment was spread throughout the organization and no expenditure individually was significant.

Financing activities consumed $16.7 million in cash for the year ended December 31, 2016.  The principal sources of cash that in aggregate total $43.8 million include new borrowing of $30.7 million, proceeds from sales and leasebacks of $4.1 million, an additional investment in ASV of $2.5 million received from the noncontrolling investee, an increase in working capital borrowings of $1.8 million and increase in debt of discontinued operations of $4.7 million (incurred before the sale of non-core operations).  The new borrowings include $30.0 million borrowed to refinance ASV debt.

The repayment of debt consumed $60.5 million of which $30.0 was for the repayment of ASV debt that was refinanced. The remaining $30.5 million was used to reduce debt by $28.3 million and to pay bank fees and cost of $2.2 million incurred in connection with new financing.  The major debt reductions and payments include a reduction in borrowings million under the U.S. revolving credit facility of $11.9 million, payments against ASV term debt of $8.0 million, a payment of $2.2 million to pay of the balance of the 2014 term loan, and payments of $4.6 million against outstanding PM debt.

2015

Operating activities provided $6.4 million of cash for the year ended December 31, 2015, and is comprised of non-cash items of $14.7 million, which generated cash, offset by a net loss of $5.3 million and an increase in working capital of $3.0 million both of which consumed cash.  The following are principal non-cash items that generated cash: depreciation and amortization of $11.5 million, stock based compensation of $1.5 million, an increase in inventory reserves of $0.8 million, amortization of deferred bank fees of $1.2 million, amortization of debt discount of $0.7 million and the non-cash loss on sale of discontinued operations of $1.4 million.  A change in deferred taxes of $2.1 million and change in interest rate swaps of $0.7 million both consumed cash.  Other less significant non-cash items in aggregate generated a net $0.4 million of cash.

The change in assets and liabilities consumed $3.0 million in cash.  The changes in assets and liabilities had the following impact on cash flows: accounts receivable generated $18.8 million, inventory consumed $8.1 million, prepaid expenses consumed $3.3 million, accounts payable generated $8.2 million, accrued expenses consumed $2.5 million, income tax payable on ASV conversion consumed $16.2 million, other current liabilities consumed $0.7 million, other long-term liabilities generated $1.4 million and discontinued operations consumed $0.8 million.  The decrease in accounts receivable is the result of collecting accounts receivable faster, and due to the fact that sales for the current quarter are lower when compared to sales for the quarter ended December 31, 2014 when adjusted for acquisitions.  Inventory increased as our crane operations built a number of cranes with a value of approximately $2.9 million.   The Company believes having cranes available for immediate shipment in the current market is a competitive advantage.  Additionally, our Manitex subsidiary raw material was higher as they had approximately $3.0 million of PM inventory to support our efforts to expand PM distribution in North America.  The additional $2.2 million is spread throughout other locations.  The increase in prepaid expenses and other is due to an increase in income tax receivables, and the increase in unrealized gains associated with forward currency contracts that the Company holds.  Forward currency contracts are valued at their fair market values at the balance sheet date with any gains being included in prepaid expenses and other.  The decrease in accounts payable is due to timing of vendor payments and raw material purchases.  A substantial portion the decrease in accrued expenses and the increase in other long-term liabilities is attributed to a reclassification of liability from accruals to other long-term liabilities.

Cash flows related to investing activities consumed $9.4 million of cash for the year ended December 31, 2015. The Company used $13.7 million for acquisitions and invested another $2.3 in capital equipment offset by $6.5 million and $0.5 million generated from the sale of discontinued operations and from the sales of miscellaneous pieces of equipment, respectively. Other less significant investing activities in aggregate consumed $0.4 million of cash. The amount spent for capital equipment was spread throughout the organization and no expenditure individually was significant.

Financing activities generated $5.9 million in cash for the year ended December 31, 2015.  The Company generated $27.9 million net of expenses to finance the PM acquisition by issuing a $15.0 convertible note and entering into a $14.0 million term loan.  At December 31, 2015, the Company had repaid $11.8 million of the term loan reducing the term loan to $2.2 million.  This resulted in net generation of cash of $16.1 million at the end of the year.

Other financing activity consumed $10.2 million of cash. This amount includes $2.0 million in payments against ASV’s term note, $1.4 million in capital lease payments and a $4.3 million decrease in working capital borrowings in Italy.  Other financing activities in aggregate consumed $2.9 million.

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

Off Balance Sheet Arrangements

Private Bank has issued 2 standby letters of credit at December 31, 2016.  The first standby letter of credit is $0.625 million in favor of an insurance carrier to secure obligations which may arise in connection with future deductibles payments that may be incurred under the Company’s workman compensation insurance policies.  The second standby letter of credit is $20 thousand in favor of a governmental agency to secure obligations which may arise in connection with workman compensation claims.

PNC Bank has issued 3 standby letters of credit at December 31, 2016.  The first standby letter of credit is $0.245 million in favor of an insurance carrier to secure obligations which may arise in connection with future deductibles payments that may be incurred under the Company’s workman compensation insurance policies.  The second and third standby letters of credit were $0.1 million each for commercial purposes.

During the fourth quarter of 2015 and first quarter of 2016, the Company entered into four 60 month equipment operating leases in a sales and lease back transactions.  In connection with these transactions, the Company received $6.7 million, i.e., $2.6 million for the one executed in 2015 and a total of $4.1 million for the three executed in 2016.

Contractual Obligations

The following is a schedule as of December 31, 2016 of our long-term contractual commitments, future minimum lease payments under non-cancelable operating lease arrangements and other long-term obligations.

(in thousands)

	Payments due by period
	Total	2017	2018- 2019	2020- 2021	Thereafter
Long-term debt obligations (4)	$141,529	$14,276	$47,796	$76,290	$3,167
PM working capital borrowing (3)	18,870	18,870	—	—	—
Operating lease obligations	8,535	2,311	3,973	1,978	273
Capital lease obligations (3)	11,485	1,051	2,496	1,731	6,207
Legal Settlement (see Note 23) (3)	1,425	95	190	190	950
Service agreements	3,854	1,249	2,605	—	—
Purchase obligations (1)	9,932	9,932	—	—	—
Total	$195,630	$47,784	$57,060	$80,189	$10,597

(1)	Except for a very insignificant amount, purchase obligations are for inventory items. Purchase obligations not for inventory would include research and development materials, supplies and services.
(2)

At December 31, 2016, the Company had unrecognized tax benefits of $983 thousand for which the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective tax authority. Thus, these liabilities have not been included in the contractual obligations table. (see Note 14).

(3)	PM working capital borrowing, Capital lease obligations and legal settlement include imputed interest.
(4)	Long-term debt obligations include expected interest expense. Interest expense is calculated using current interest rates for indebtedness as of December 31, 2016.

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

In 2016, 2015 and 2014, the Company elected to evaluate the Lifting Equipment and Equipment Distribution reporting unit’s goodwill using the quantitative two step approach.  Additionally, in 2016 and 2015 the Company evaluated ASV’s goodwill using the quantitative approach. The first step used to identify potential impairment involves comparing the reporting unit’s estimated fair value to its carrying value, including goodwill. During the first step testing, the Company evaluated goodwill for impairment using a business valuation method, which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer. The market approach was also considered in evaluating the potential for impairment by calculating fair value based on multiples of earnings before interest, taxes, depreciation and amortization (EBITDA) of comparable, publicly traded companies. This analysis also did not indicate impairment of the Lifting Equipment or ASV segments’ goodwill.  The Company also observed implied EBITDA multiples from relatively recent merger and acquisition activity in the industry, which was used to test the reasonableness of the results.  The estimated fair values of the Lifting Equipment reporting segment exceeded its carrying value by approximately 5%.  The fair value of the ASV segment exceeded its carrying value by approximately 20%. Except for a possible impairment of the Equipment Distribution segment goodwill in 2016, the aforementioned step one quantitative testing did not indicate any impairment.  As there was an indication of possible impairment in 2016, the Equipment Distribution segment’s goodwill was subject to additional step two testing, which is described below.

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

This further analysis indicated that the Equipment Distribution segment goodwill was impaired and a $275 impairment charge was recognized in 2016 to fully write off the Equipment Distribution segment’s goodwill. The Company did not have any impairment for the years ended December 31, 2015 and 2014.

The determination of fair value requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, revenue growth and operating earnings projections, discount rates, terminal growth rates, and required capital expenditure projections.  Our projections make certain assumptions including expanding PM market share in North America, a normalization of energy markets over time and a continued expansion of dealer networks, particularly for ASV.  If our progress in meeting these and other assumptions is slower or different than what was anticipated, it may impact our ability to meet the projections.  Due to the inherent uncertainty involved in making these estimates, actual results could differ materially from those estimates. Deterioration in the market or actual results as compared with the projections (including not meeting near term projections) may result in impairment in the near term. In the event the Company determines that goodwill is impaired in the future the Company would need to recognize a non-cash impairment charge.

Impairment of Long Lived Assets. The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value. Future cash flow projections include assumptions for future sales levels, the impact of cost reduction programs, and the level of working capital needed to support each business. The amount of any impairment then recognized would be calculated as the difference between the estimated fair value and the carrying value of the asset. The Company did not have any impairment for the years ended December 31, 2016, 2015 and 2014.

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

Recently Adopted Accounting Guidance

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date”, which amends ASU 2014-09.  As a result, the effective date is the first quarter of 2018, with early adoption permitted.  The Company is evaluating the impact that adoption of this guidance will have on the determination or reporting of its financial results.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (“ASU 2015-17”), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in ASU 2015-17 seek to simplify the presentation of deferred income taxes and require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early application permitted for all entities as of the beginning of an interim or annual reporting period. The guidance can be applied either prospectively or retrospectively. The Company has adopted the guidance for the year ended December 31, 2016 on a retrospective basis in order to simplify balance sheet classifications. The main impact of adoption of the standard was the reclassification of current deferred tax assets that resulted in a reduction in noncurrent deferred tax liabilities.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms of more than 12 months and disclose key information about leasing arrangements. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The update is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is in the process of evaluating the impact of this update on its consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” (“ASU 2017-01”). ASU 2017-01 provides guidance in ascertaining whether a collection of assets and activities is considered a business. The effective date will be the first quarter of fiscal year 2018, with prospective application. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment. The effective date will be the first quarter of fiscal year 2020, with early adoption permitted in 2017. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

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

Foreign Exchange Risk

The Company is exposed to fluctuations in foreign currency cash flows related to third-party purchases and sales, intercompany product shipments and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollar when compared to functional currencies of our major foreign subsidiaries, primarily the Euro. The Company assesses foreign currency risk based on transactional cash flows, identifies naturally offsetting positions and purchases hedging instruments to partially offset anticipated exposures. At December 31, 2016, the Company had no outstanding foreign currency exchange contracts being used to hedge future sale that would qualify as cash flow hedges.  The Company, however, has foreign currency exchange contract to sell 1.8 billion Chilean pesos.  This contract is intended to hedge an intercompany receivable that PM has from its Chilean subsidiary.   This forward currency exchange contract has been determined not to be considered a hedge under ASC 815-10, as such the Company’s earnings include changes in market value of this hedge that occur during a reporting period.

At December 31, 2016, the Company performed a sensitivity analysis on the effect that aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating income. Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to currencies outside the U.S. by 10% to amounts already incorporated in the financial statements for the year ended December 31, 2016 would have $0.2 million impact on the translation effect of foreign currency exchange rate changes already included in our reported operating income for the period.

Interest Rate Risk

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and EURIBOR.  At December 31, 2016, the Company had approximately $108.0 million of variable interest debt with average weighted average interest rate at year end of approximately 4.62%. The Company’s PM subsidiary had interest rate swaps on €20.4 million of its debt. The fair value of the interest rate swaps, which represents the cost to settle these arrangements at December 31, 2016 was approximately $0.4 million. At December 31, 2016, the Company performed a sensitivity analysis to determine the impact that an increase in interest rates would have. Based on this sensitivity analysis, the Company has determined that an increase of 10% in our average floating interest rates at December 31, 2016 would increase interest expense by approximately $0.5 million.

Commodities Risk

Principal materials and components that the Company uses in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Extreme movements in the cost and availability of these materials and components may affect the Company’s financial performance. Changes to input costs did not have a significant effect on the Company’s operating performance in 2016. During 2016, raw materials and components were generally available to meet our production schedules and had no significant impact on 2016 revenues.

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

The financial statements of the registrant required to be included in Item 8 are listed below:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Manitex International, Inc.

We have audited the accompanying consolidated balance sheets of Manitex International, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Manitex International, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Manitex International, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ UHY LLP
UHY LLP

Sterling Heights, Michigan
March 9, 2017

MANITEX INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,
	2016	2015
ASSETS
Current assets
Cash	$5,110	$5,918
Cash - restricted	1,308	—
Trade receivables (net)	47,267	50,101
Accounts receivable from related party	501	388
Other receivables	1,332	1,743
Inventory (net)	90,901	99,846
Prepaid expense and other	4,745	4,393
Current assets of discontinued operations	—	37,360
Total current assets	151,164	199,749
Total fixed assets (net)	37,241	41,381
Intangible assets (net)	56,809	63,675
Goodwill	70,248	71,337
Other long-term assets	1,978	3,003
Deferred tax asset	545	216
Non-marketable equity investment	—	5,752
Long-term assets of discontinued operations	—	16,310
Total assets	$317,985	$401,423
LIABILITIES AND EQUITY
Current liabilities
Notes payable—short term	$27,408	$27,212
Revolving credit facilities	—	—
Current portion of capital lease obligations	338	1,004
Accounts payable	45,778	53,601
Accounts payable related parties	4,373	1,611
Accrued expenses	16,658	17,708
Other current liabilities	2,150	2,030
Current liabilities of discontinued operations	—	16,870
Total current liabilities	96,705	120,036
Long-term liabilities
Revolving term credit facilities	35,562	38,872
Notes payable	49,986	64,174
Capital lease obligations	6,004	5,850
Convertible note-related party (net)	6,862	6,737
Convertible note (net)	14,098	13,923
Deferred gain on sale of building	1,058	1,288
Deferred tax liability	3,242	1,790
Other long-term liabilities	4,906	7,198
Long-term liabilities of discontinued operations	—	11,255
Total long-term liabilities	121,718	151,087
Total liabilities	218,423	271,123
Commitments and contingencies
Equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at December 31, 2016 and December 31, 2015	—	—
Common Stock—no par value 25,000,000 shares authorized, 16,200,294 and 16,072,100 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	94,324	93,186
Paid in capital	2,918	2,630
Retained earnings	(18,572)	16,588
Accumulated other comprehensive loss	(4,272)	(5,392)
Equity attributable to shareholders of Manitex International, Inc.	74,398	107,012
Equity attributable to noncontrolling interest	25,164	23,288
Total equity	99,562	130,300
Total liabilities and equity	$317,985	$401,423

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

For the years ended December 31,

	2016	2015	2014
Net revenues	$288,959	$319,681	$177,002
Cost of sales	240,375	260,775	140,739
Gross profit	48,584	58,906	36,263
Operating expenses
Research and development costs	4,877	4,983	1,084
Selling, general and administrative expenses	45,422	48,715	22,242
Total operating expenses	50,299	53,698	23,326
Operating (loss) income	(1,715)	5,208	12,937
Other income (expense)
Interest expense	(11,000)	(11,842)	(1,854)
Interest expense related to write off of debt issuance costs	(3,635)	—	—
Foreign currency transaction loss	(1,115)	(293)	(423)
Other income (loss)	897	(43)	(101)
Total other expense	(14,853)	(12,178)	(2,378)
(Loss) income before income taxes and loss in non-marketable equity interest from continuing operations	(16,568)	(6,970)	10,559
Income tax (benefit) expense from continuing operations	(545)	(1,908)	3,516
Loss in non-marketable equity interest, net of taxes	(5,752)	(199)	—
Net (loss) income from continuing operations	(21,775)	(5,261)	7,043
Discontinued operations: (Note 25)
Loss from operations of discontinued operations (including loss on disposal of $15,068 and $2,142 in 2016 and 2015, respectively)	(13,922)	377	84
Income tax expense	37	440	160
(Loss) income on discontinued operations	(13,959)	(63)	(76)
Net (loss) income	(35,734)	(5,324)	6,967
Net loss (income) attributable to noncontrolling interest	574	(48)	136
Net (loss) income attributable to shareholders of Manitex International, Inc.	$(35,160)	$(5,372)	$7,103
Earnings (loss) Per Share
Basic
(Loss) earnings from continuing operations attributable to shareholders of Manitex International, Inc.	$(1.31)	$(0.33)	$0.52
Loss from discontinued operations attributable to shareholders of Manitex International, Inc.	$(0.87)	$—	$(0.01)
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$(2.18)	$(0.34)	$0.51
Diluted
(Loss) earnings from continuing operations attributable to shareholders of Manitex International, Inc.	$(1.31)	$(0.33)	$0.52
Loss from discontinued operations attributable to shareholders of Manitex International, Inc.	$(0.87)	$—	$(0.01)
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$(2.18)	$(0.34)	$0.51
Weighted average common shares outstanding
Basic	16,133,284	15,970,074	13,858,189
Diluted	16,133,284	15,970,074	13,904,289

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Year Ended December 31,
	2016	2015	2014
Net (loss) income:	$(35,734)	$(5,324)	$6,967
Other comprehensive income (loss)
Foreign currency translation adjustments	1,120	(4,369)	(1,419)
Derivative instrument fair market value adjustment—net of income taxes of $(3) for 2014	—	—	7
Total other comprehensive income (loss)	1,120	(4,369)	(1,412)
Comprehensive (loss) income	(34,614)	(9,693)	5,555
Comprehensive loss (income) attributable to noncontrolling interest	574	(48)	136
Total comprehensive (loss) income attributable to shareholders of Manitex International, Inc.	$(34,040)	$(9,741)	$5,691

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

For the years ended December 31,

	2016	2015	2014
Number of common shares outstanding
Balance at beginning of the year	16,072,100	14,989,694	13,801,277
Stock offering	—	—	1,108,156
Employee 2004 incentive plan grant	68,876	100,441	89,114
Repurchase to satisfy withholding and cancelled	(13,055)	(12,518)	(8,853)
Stock issued in connection with asset purchase (see Note 19)	—	994,483	—
Shares issued to pay rent	41,948	—	—
Shares issued to repay debt	30,425	—	—
Balance end of year	16,200,294	16,072,100	14,989,694
Common Stock
Balance at beginning of the year	$93,186	$82,040	$68,554
Stock offering	—	—	12,500
Employee 2004 incentive plan grant	841	1,097	1,100
Repurchase to satisfy withholding and cancelled	(80)	(75)	(114)
Stock issued in connection with asset purchase (see Note 19)	—	10,124	—
Shares issued to pay rent	227	—	—
Shares issued to repay debt	150	—	—
Balance end of year	$94,324	$93,186	$82,040
Paid in Capital
Balance at beginning of the year	$2,630	$1,789	$1,191
Equity component of Convertible debt issuance	—	457	572
Employee 2004 incentive plan grant	288	384	3
Excess tax benefits related to vesting of restricted stock	—	—	23
Balance end of year	$2,918	$2,630	$1,789
Retained Earnings
Balance at beginning of the year	$16,588	$21,960	$14,857
Net (loss) income attributable to shareholders of Manitex International, Inc.	(35,160)	(5,372)	7,103
Balance end of year	$(18,572)	$16,588	$21,960
Accumulated Other Comprehensive(loss) Income
Balance at beginning of the year	$(5,392)	$(1,023)	$389
Gain (loss) on foreign currency translation	1,120	(4,369)	(1,419)
Derivative instrument fair market adjustment—net of income taxes	—	—	7
Balance end of year	$(4,272)	$(5,392)	$(1,023)
Equity Attributable to Noncontrolling Interest
Balance at beginning of the year	$23,288	$23,240	$—
Acquisition noncontrolling business	—	—	23,376
Investment received from noncontrolling interest	2,450	—	—
Net (loss) income attributable to noncontrolling interest	(574)	48	(136)
Balance end of year	$25,164	$23,288	$23,240

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

For the years ended December 31,

	2016	2015	2014
Cash flows from operating activities:
Net (loss) income	$(35,734)	$(5,324)	$6,967
Adjustments to reconcile net income to cash (used) provide by for operating activities:
Depreciation and amortization	11,241	11,506	3,605
Changes in allowances for doubtful accounts	(162)	(1)	2
Acquisition expenses financed by seller	—	—	183
Loss (gain) on disposal of assets	44	(136)	-
Changes in inventory reserves	1,655	792	97
Deferred income taxes	1,178	(2,074)	(254)
Amortization of deferred financing cost	4,336	1,204	259
Revaluation of contingent acquisition liability	(915)	—	—
Write down of goodwill	275	—	—
Amortization of debt discount	528	743	—
Change in value of interest rate swaps	(776)	(706)	—
Loss in non-marketable equity interest	5,752	199	—
Share-based compensation	1,129	1,481	1,104
Deferred gain on sale and lease back	(124)	301	—
Reserves for uncertain tax provisions	54	60	(35)
Loss on sale of discontinued operations	14,515	1,378	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	1,119	18,762	(4,671)
(Increase) decrease in inventory	2,174	(8,095)	(7,803)
(Increase) decrease in prepaid expenses	(368)	(3,253)	318
(Increase) decrease in other assets	189	111	(123)
Increase (decrease) in accounts payable	(4,259)	8,225	485
Increase (decrease) in accrued expense	(662)	(2,475)	(1,105)
Increase (decrease) in income tax payable on ASV conversion	—	(16,231)	—
Increase (decrease) in other current liabilities	171	(658)	300
Increase (decrease) in other long-term liabilities	(1,356)	1,403	(30)
Discontinued operations - cash provided by (used) for operating activities	(4,192)	(837)	(802)
Net cash (used) for provided by operating activities	(4,188)	6,375	(1,503)

Cash flows from investing activities:

Acquisition of businesses, net of cash acquired	—	(13,747)	(24,998)
Proceeds from the sale of fixed assets	206	518	—
Purchase of property and equipment	(1,486)	(2,327)	(751)
Investment in intangibles other than goodwill	(97)	(233)	—
Proceeds from the sale of discontinued operations	19,074	6,525	—
Discontinued operations - cash used for investing activities	746	(138)	(173)
Net cash provided by (used) for investing activities	18,443	(9,402)	(25,922)
Cash flows from financing activities:
Borrowings—2014 term loan	—	14,000	—
Repayment of 2014 term loan	(2,200)	(11,800)	—
Net proceeds from stock offering	—	—	12,500
New borrowings—convertible notes	—	15,000	7,500
(Payments) Borrowing on revolving term credit facilities	(11,900)	1,045	3,957
Net borrowings (repayments) on working capital facilities	1,828	(4,274)	294
Investment received from noncontrolling interest	2,450	—	—
New borrowings—except 2014 term loan	30,701	2,446	677
Note payments	(43,703)	(8,119)	(947)
Bank fees and cost related to new financing	(2,155)	(1,274)	(519)
Shares repurchased for income tax withholding on share-based compensation	(80)	(75)	(114)
Proceeds from sale and leaseback	4,080		—
Excess tax benefits related to vesting of restricted stock	—	—	22
Proceeds from capital leases	—	—	942
Payments on capital lease obligations	(510)	(1,446)	(1,397)
Discontinued operations - cash used for financing activities	4,735	437	3,731
Net cash (used) for provided by financing activities	(16,754)	5,940	26,646
Net (decrease) increase in cash and cash equivalents	(2,499)	2,913	(779)
Effect of exchange rate changes on cash	2,999	(1,363)	(944)
Cash and cash equivalents at the beginning of the year	5,918	4,368	6,091
Cash and cash equivalents at end of period	$6,418	$5,918	$4,368

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

Our Valla product line of industrial cranes is a full range of precision pick and carry cranes using electric, diesel, and hybrid power options. Its cranes offer wheeled or tracked, and fixed or swing boom configurations, with special applications designed specifically to meet the needs of its customers. The product is sold internationally through dealers and into the rental distribution channel.

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

ASV Segment

The Company acquired 51% of A.S.V., Inc. from Terex Corporation (“Terex”). Subsequent to the acquisition date ASV was converted to an LLC and its name was changed to A.S.V., LLC (ASV). ASV is located in Grand Rapids, Minnesota manufactures a line of high quality compact track and skid steer loaders. The products are used in the site clearing, general construction, forestry, golf course maintenance and landscaping industries, with general construction being the largest market. The ASV products are distributed through independent dealers and the Terex distribution channels, as well as through the Company.

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

Discontinued Operations

CVS Ferrari, srl (“CVS”) designed and manufactured a range of reach stackers and associated lifting equipment for the global container handling market.  CVS was sold on December 22, 2016 and is presented as a discontinued operation.

Manitex Liftking ULC (“Manitex Liftking” or “Liftking”) sold a complete line of rough terrain forklifts, a line of stand-up electric forklifts, cushioned tiered forklifts with lifting capacities from 18 thousand to 40 thousand pounds and special mission oriented vehicles, as well as other specialized carriers, heavy material handling transporters and steel mill equipment. Liftking was sold on September 30, 2016, and is presented as a discontinued operation.

Manitex Load King, LLC (“Load King”) manufactured specialized custom trailers and hauling systems typically used for transporting heavy equipment. Load King trailers served niche markets in the commercial construction, railroad, military and equipment rental industries through a dealer network.  Load King was sold on December 28, 2015 and is presented as a discontinued operation.

Note 2. Basis of Presentation

The consolidated financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statement includes the accounts of Manitex International, Inc., and its subsidiaries. Significant intercompany transactions have been eliminated in consolidation. ASV, PM and Columbia Tank have been included in the Company’s financial results from their respective effective date of acquisition which are December 20, 2014, January 15, 2015 and March 12, 2015, respectively. The Company owns 25% of Lift Ventures LLC (“Lift Ventures”) and accounts for it as an unconsolidated equity investment. The investment in Lift Ventures has been reflected in the Company’s financial statements on the balance sheet on the line titled “Non-marketable equity investment”.  Lift Venture financial results are included from December 16, 2014.

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

Restricted Cash—Certain of the Company’s lending arrangements require the Company to post collateral or maintain minimum cash balances in escrow. These cash amounts are reported as current assets on the balance sheets based on when the cash will be contractually released. Total restricted cash was $1,308 and $0 at December 31, 2016 and 2015, respectively.

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

Investment—Equity Method of Accounting —Our non-marketable equity investments are investments we have made in privately-held companies accounted for under the equity method. We periodically review our non-marketable equity investments for impairment. In September 2016, the Company determined its investment in Lift Ventures was impaired and has recognized an impairment charge to write off its entire investment in Lift Ventures (See Note 26).  There was no impairment related to this investment in prior periods.

Allowance for Doubtful Accounts —The Company has adopted a policy consistent with U.S. GAAP for the periodic review of its accounts receivable to determine whether the establishment of an allowance for doubtful accounts is warranted based on the Company’s assessment of the collectability of the accounts. The Company established an allowance for bad debt of $70 and $228 at December 31, 2016 and 2015, respectively. The Company also has in some instances a security interest in its accounts receivable until payment is received.

Property, Equipment and Depreciation —Property and equipment are stated at cost or the fair market value at date of acquisition for property and equipment acquired in connection with the acquisition of a company. Depreciation of property and equipment is provided over the following useful lives:

Asset Category	Depreciable Life
Buildings	12 –33 years
Machinery and equipment	3 – 15 years
Furniture and fixtures	3 – 7 years
Leasehold improvements	1 – 33 years

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $4,904, $4,776 and $1,081, respectively.

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

In 2016, 2015 and 2014, the Company elected to evaluate the Lifting Equipment and Equipment Distribution reporting unit’s goodwill using the quantitative two step approach.  Additionally, in 2016 and 2015 the Company evaluated ASV’s goodwill using the quantitative approach. The first step used to identify potential impairment involves comparing the reporting unit’s estimated fair value to its carrying value, including goodwill. During the first step testing, the Company evaluated goodwill for impairment using a business valuation method, which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer. The market approach was also considered in evaluating the potential for impairment by calculating fair value based on multiples of earnings before interest, taxes, depreciation and amortization (EBITDA) of comparable, publicly traded companies. This analysis did not indicate impairment of the Lifting Equipment or ASV segments’ goodwill.  The Company also observed implied EBITDA multiples from relatively recent merger and acquisition activity in the industry, which was used to test the reasonableness of the results.  The estimated fair values of the Lifting Equipment reporting segment exceeded its carrying value by approximately 5%.  The fair value of the ASV segment exceeded its carrying value by approximately 20%. Except for a possible impairment of the Equipment Distribution segment goodwill in 2016, the aforementioned step one quantitative testing did not indicate any impairment.  As there was an indication of possible impairment in 2016, the Equipment Distribution segment’s goodwill was subject to additional step two testing, which is described below.

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

This further analysis indicated that the Equipment Distribution segment goodwill was impaired and a $275 impairment charge was recognized in 2016 to fully write off the equipment Distribution segment’s goodwill.

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

Impairment of Long Lived Assets —The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value. Future cash flow projections include assumptions for future sales levels, the impact of cost reduction programs, and the level of working capital needed to support each business. The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset. The Company did not have any impairment for the years ended December 31, 2016, 2015 and 2014.

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

Derivatives—Forward Currency Exchange Contracts —When the Company enters into forward currency exchange contracts it does so in relationship such that the exchange gains and losses on the assets and liabilities that are being hedged which are denominated in other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. The forward currency exchange contracts that the Company has to offset existing assets and liabilities denominated in other than the reporting units’ functional currency have been determined not to be considered a hedge under ASC 815-10. The Company records at the balance sheet date the forward currency exchange contracts at its market value with any associated gain or loss being recorded in current earnings. Both realized and unrealized gains and losses related to forward currency contracts are included in current earnings and are reflected in the Statement of Operations in the other income expense section on the line titled foreign currency transaction gain (loss).

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

Credit Risk Concentrations —Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, trade receivables and payables. The Company maintains its cash balances principally at banks located in Chicago, Illinois and Pittsburg, Pennsylvania as well as several separate Italian banks. At December 31, 2016 and 2015, the Company had uninsured balances of $3,755 and $4,978, respectively.

As of December 31, 2016 and 2015, no customers accounted for 10% or more of total Company’s accounts receivable.

In 2016, 2015 and 2014, no one customer accounted for 10% or more of total company’s revenues.  For 2016, 2015 and 2014 purchases from any single supplier did not exceed 10% of total purchases.

Research and Development Expenses— The Company expenses research and development costs, as incurred. For the periods ended December 31, 2016, 2015 and 2014 expenses were $4,877, $4,983 and $1,084, respectively.

Advertising —Advertising costs are expensed as incurred and were $1,083, $847 and $428 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Debt Issuance Costs —Debt issuance costs incurred in securing the Company’s financing arrangements are capitalized and amortized over the term of the associated debt. Deferred financing costs associated with long-term debt are presented in the balance sheet as direct deduction from the carrying amount of that debt liability, consistent with debt discount.  Deferred financing costs associated with revolving lines of credit are included with other long-term assets on the Company’s balance sheet.

Sale and Leaseback —In accordance with ASC 840-40 Sales-Leaseback Transactions, the Company has recorded deferred revenue in relationship to the sale and leaseback of one of the Company’s operating facilities and on certain equipment.   As such, the deferred gains have been deferred and are being amortized on a straight line basis over the life of the leases.

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

Reclassifications —Certain reclassifications have been made to the 2015 and 2014 financial statements to conform to the 2016 presentation.

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

Note 4. Earnings per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of restricted stock units. Details of the calculations are as follows:

	2016	2015	2014
Net (loss) income attributable to shareholders of Manitex International, Inc.
Net (loss) income from continuing operations	$(21,775)	$(5,261)	$7,043
Less: loss (income) attributable to noncontrolling interest	574	(48)	136
Net (loss) income from continuing operations attributable to shareholders of Manitex International, Inc.	(21,201)	(5,309)	7,179
Income (loss) from operations of discontinued operations, net of income taxes	556	1,315	(76)
(Loss) on sale of discontinued operations , net of income tax benefit	(14,515)	(1,378)	—
Net (loss) income attributable to shareholders of Manitex International, Inc.	$(35,160)	$(5,372)	$7,103
(Loss) earnings per share
Basic
(Loss) earnings from continuing operations attributable to shareholders' of Manitex International, Inc.	$(1.31)	$(0.33)	$0.52
(Loss) earnings from operations of discontinued operations attributable to shareholders of Manitex International, Inc., net of tax	$0.03	$0.08	$(0.01)
(Loss) on sale of discontinued operations attributable to shareholders of Manitex International, Inc., net of tax	$(0.90)	$(0.09)	$—
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$(2.18)	$(0.34)	$0.51

Diluted
(Loss) earnings from continuing operations attributable to shareholders of Manitex International, Inc.	$(1.31)	$(0.33)	$0.52
(Loss) earnings from operations of discontinued operations attributable to shareholders of Manitex International, Inc., net of tax	$0.03	$0.08	$(0.01)
(Loss) on sale of discontinued operations attributable to shareholders of Manitex International, Inc., net of tax	$(0.90)	$(0.09)	$—
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$(2.18)	$(0.34)	$0.51
Weighted average common shares outstanding
Basic	16,133,284	15,970,074	13,858,189
Diluted
Basic	16,133,284	15,970,074	13,858,189
Dilutive effect of warrants	—	—	—
Dilutive effect of restricted stock units	—	—	46,100
	16,133,284	15,970,074	13,904,289

There are 342,004 and 118,773 restricted stock units which are anti-dilutive and therefore are not included in the average number of diluted shares shown above for the year ended December 31, 2016 and 2015, respectively.

Note 5. Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value by level with the fair value hierarchy.  As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Except as noted the below assets and liabilities are valued at fair market on a recurring basis,

The following is a summary of items that the Company measured at fair value during the periods:

	Fair Value at December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Forward currency exchange contracts	$—	$159	$—	$159
Interest rate swap contracts	—	405	—	405
PM contingent liabilities	—	—	316	316
Valla contingent consideration	—	—	193	193
Total liabilities at fair value	$—	$564	$509	$1,073

	Fair Value at December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Forward currency exchange contracts	$—	$600	$—	$600
Total current assets at fair value	$—	$600	$—	$600
Liabilities:
Forward currency exchange contracts	$—	$74	$—	$74
Interest rate swap contracts	—	1,177	—	1,177
PM contingent liabilities	—	—	1,187	1,187
Convertible debt- Perella ( See Note 13) (nonrecurring)	—	14,286	—	14,286
Valla contingent consideration	—	—	199	199
Total liabilities at fair value	$—	$15,537	$1,386	$16,923

The carrying value of the amounts reported in the Consolidated Balance Sheets for cash, accounts receivable, accounts payable and short-term variable debt, including any amounts outstanding under the Company’s revolving credit facilities and working capital borrowing, approximate fair value due to the short periods during which these amounts are outstanding.

The book and fair value of the Company’s term debt was $58,123 and $58,123 for the year ended December 31, 2016, and $75,446 and $75,446 for the year ending December 31, 2015. The book and fair value of the Company’s capital leases was $6,342 and $8,386 for the year ended December 31, 2016 and $6,854 and $9,214 for the year ending December 31, 2015. There is no difference between the book value and the fair value for amount recorded in connection with a long-term legal settlement, which was $926 and $960 for the periods ending December 31, 2016 and 2015, respectively.

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

Note 6. Derivative Financial Instruments

The Company’s risk management objective is to use the most efficient and effective methods available to us to minimize, eliminate, reduce or transfer the risks which are associated with fluctuation of exchange rates between the Euro, Chilean Peso and the U.S. dollar.

Forward Currency Contracts

When the Company receives a significant order in other than the operating unit’s functional currency, management may evaluate different options that are available to mitigate future currency exchange risks. The decision to hedge future sales is not automatic and is decided case by case. The Company only uses hedge instruments to hedge firm existing sales orders and not estimated exposure, when management determines that exchange risks exceed desired risk tolerance levels. The forward currency contracts used to hedge future sales are designated as cash flow hedges under ASC 815-10 provided certain criteria are met.   For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (date of sale). Gains or losses on cash flow hedges when recognized into income are included in net revenues. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The Company expects minimal ineffectiveness as the Company has hedged only firm sales orders and has not hedged estimated exposures.  As of December 31, 2016, the Company had no outstanding forward currency contracts that were in place to hedge future sales. Therefore, there are currently no unrealized pre-tax gains or loss which will reclassified from other comprehensive income into earnings during the next 12 months.

At times , the Company enters into forward currency exchange contracts in relationship such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. The forward currency exchange contracts that the Company has to offset existing assets and liabilities denominated in other than the reporting units’ functional currency have been determined not to be considered a hedge under ASC 815-10. The Company records at the balance sheet date the forward currency exchange contracts at its market value with any associated gain or loss being recorded in current earnings. Both realized and unrealized gains and losses related to forward currency contracts are included in current earnings and are reflected in the Statement of Income in the other income expense section on the line titled foreign currency transaction gains (losses). Items denominated in other than a reporting unit functional currency include certain intercompany receivables due from the Company’s Italian subsidiaries and accounts receivable and accounts payable of our Italian subsidiaries and their subsidiaries

PM Group has an intercompany receivable denominated in Euros from its Chilean subsidiary.  At December 31, 2016, the Company had entered into a forward currency exchange contract that matures on January 27, 2017.  Under the contract the Company is obligated to sell 1,800,000 Chilean pesos for 2,392 euros. The purpose of the forward contract is to mitigate the income effect related to this intercompany receivable that results with a change in exchange rate between the Euro and the Chilean peso.

Interest Rate Swap Contracts

The Company uses financial instruments available on the market, including derivatives, solely to minimize its cost of borrowing and hedge the risk of interest rate and exchange rate fluctuation. In January 2009, prior to the January 15, 2015 acquisition date, PM Group entered into contracts in order to hedge the interest rate risk related to its term loans. The remaining contract signed by PM Group, with an original notional amount of € 20,000 (€ 20,000 at December 31, 2016, maturing on February 3, 2017 with interest payable every February 3 and August 3 each year. PM Group pays interest at a rate of 3.48% and receives from the counterparties interest at the Euro Interbank Offered Rate (“Euribor”) for the period in question.

An additional contract was signed by PM Group, for an original notional amount of € 482 (€ 389 at December 31, 2016), maturing on October 1, 2020 with interest paid monthly.   PM pays interest at a rate of 3.90% and receives from the counterparties interest at the “Euribor” rate for the period in question if greater than 0.90%.

As of December 31, 2016, the Company had the following forward currency contracts and interest rate swaps:

Nature of Derivative	Currency	Amount	Type
Forward currency sales contracts	Chilean peso	1,800,000	Not designated as hedge instrument
Interest rate swap contracts	Euro	20,414	Not designated as hedge instrument

The following table provides the location and fair value amounts of derivative instruments that are reported in the Consolidated Balance Sheet as of December 31, 2016 and 2015

Total derivatives not designated as a hedge instrument

		Fair Value
		Years Ended December 31,
Asset Derivatives	Balance Sheet Location	2016	2015
Foreign currency exchange contracts	Prepaid expense and other	$—	$595
Foreign currency exchange contracts	Current assets of discontinued operations	—	5
Total derivative assets		$—	$600

Liabilities Derivatives
Foreign currency Exchange Contracts	Accrued expense	$159	$—
Foreign currency Exchange Contracts	Current liabilities of discontinued operations	—	74
Interest rate swap contracts	Notes payable-Short term	405	1,177
Total derivative liabilities		$564	$1,251

The following tables provide the effect of derivative instruments on the Consolidated Statement of Income for 2016, 2015 and 2014:

Derivatives not designated as Hedge Instrument	Location of gain or (loss) recognized in Income Statement	Gain or (loss)
		2016	2015	2014
Forward currency contracts	Foreign currency transaction gains (losses)	$(483)	$395	$235
Forward currency contracts	Loss from operations of discontinued operations	54	(430)	(125)
Interest rate swap contracts	Interest expense	(41)	(56)	—
Total derivatives (loss) gain		$(470)	$(91)	$110

Derivatives designated as Hedge Instrument	Location of gain or (loss) recognized in Income Statement	Gain or (loss)
		2016	2015	2014
Forward currency contracts	Net revenue	$—	$—	$(26)

During 2015 and 2016, there were no forward currency contracts designated as cash flow hedges.  As such, all gains and loss related to forward currency contracts during 2016 and 2015 were recorded in current earnings and did not impact other comprehensive income.

Note 7. Inventory

The components of inventory at December 31, are summarized as follows:

	2016	2015
Raw materials and purchased parts	$62,252	$72,179
Work in process	4,396	$5,017
Finished goods and replacement parts	24,253	$22,650
Inventories, net	$90,901	$99,846

The Company has established reserves for obsolete and excess inventory of $2,515 and $1,003 as of December 31, 2016 and 2015, respectively.

Note 8. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	2016	2015
Land	$4,359	$4,458
Buildings	21,980	22,040
Machinery and equipment	20,248	19,583
Furniture and fixtures	483	580
Leasehold improvements	1,834	1,708
Computer software & equipment	1,246	1,066
Motor vehicles	444	527
Construction in progress	54	326
Totals	50,648	50,288
Less: accumulated depreciation	(13,407)	(8,907)
Net property and equipment	$37,241	$41,381

Depreciation expense was $4,904 (net of $106 amortization of deferred gain on building), $4,776 (net of $281 amortization of deferred gain on building), and $1,081 (net of $380 amortization of deferred gain on building) in 2016, 2015 and 2014, respectively. See Note 12 for information regarding capital leases.

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

Intangible assets were comprised of the following as of December 31, 2016 and 2015:

	2016	2015	Useful Lives
Patented and unpatented technology	$25,409	$25,559	10 years
Amortization	(12,630)	(10,406)
Customer relationships	38,444	38,786	5-20 years
Amortization	(10,851)	(7,383)
Trade names and trademarks	18,892	19,086	25 years - Indefinite
Amortization	(2,463)	(1,979)
Non-competition agreements	50	50	2-5 years
Amortization	(42)	(38)
Customer backlog	370	371	< 1 year
Amortization	(370)	(371)
Total Intangible assets	$56,809	$63,675

Amortization expense was $6,337, $6,730 and $2,524 for the periods ended December 31, 2016, 2015 and 2014, respectively.

Estimated amortization expense for the next five years and subsequent is as follows:

Amount
2017	6,268
2018	6,232
2019	6,060
2020	6,027
2021	4,059
And subsequent	21,100
Total intangibles currently to be amortized	$49,746

Changes in the Company’s goodwill by business segment were as follows:

	Equipment Lifting Segment	Equipment Distribution Segment	ASV Segment	Total
Balance December 31, 2014	$12,887	$275	$30,579	$43,741
Goodwill for PM Group Acquisition	30,173	—	—	30,173
Effects of change in exchange rate	(2,577)	—	—	(2,577)
Balance December 31, 2015	$40,483	$275	$30,579	$71,337
Goodwill write-off	—	(275)	—	(275)
Effects of change in exchange rate	(814)	—	—	(814)
Balance December 31, 2016	$39,669	$—	$30,579	$70,248

Note 10. Accounts Payable and Accrual Detail

	As of December 31,
	2016	2015
Accounts payable:
Trade	$44,308	52,406
Bank overdraft	1,470	1,195
Total accounts payable	$45,778	53,601
Accrued expenses:
Accrued payroll	$1,241	$1,960
Accrued employee benefits	1,279	1,109
Accrued bonuses	741	871
Accrued vacation expense	1,344	1,460
Accrued interest	1,831	924
Accrued commissions	391	491
Accrued expenses—other	2,223	1,407
Accrued warranty	3,438	3,508
Accrued income taxes	—	451
Accrued taxes other than income taxes	1,950	3,138
Accrued product liability and workers compensation claims	2,220	2,389
Total accrued expenses	$16,658	$17,708

Note 11. Revolving Term Credit Facilities and Debt

U.S.  Credit Facilities

At December 31, 2016, the Company and its U.S. subsidiaries have a Loan and Security Agreement, as amended, (the “Loan Agreement”) with The Private Bank and Trust Company (“Private Bank”).  The Loan Agreement provides a revolving credit facility with a maturity date of July 20, 2019.   The aggregate amount of the facility is $25,000.

The maximum borrowing available to the Company under the Loan Agreement is limited to: (1) 85% of eligible receivables; plus (2) 50% of eligible inventory valued at the lower of cost or market subject to a $17,500 limit; plus (3) 80% of eligible used equipment, as defined, valued at the lower of cost or market subject to a $2,000 limit.  At December 31, 2016, the maximum the Company could borrow based on available collateral was capped at $22,296.  At December 31, 2016, the Company had borrowed $19,957 under this facility. Effective April 30, 2017 the Company’s collateral is subject to a $5,000 reserve until the Fixed Charge Coverage ratio exceeds 1.10 to 1.00.  The indebtedness under the Loan Agreement is collateralized by substantially all of the Company’s assets, except for the assets of certain of the Company’s subsidiaries.

The Loan Agreement provides that the Company can opt to pay interest on the revolving credit at either a base rate plus a spread, or a LIBOR rate plus a spread.  The base rate spread ranges from 0.25% to 1.00% depending on the Senior Leverage Ratio (as defined in the Loan Agreement), but is fixed at 1.00% until January 20, 2017.  The LIBOR spread ranges from 2.25% to 3.00% also depending on the Senior Leverage Ratio, but is fixed at 3.00% until January 20, 2017.  Funds borrowed under the LIBOR option can be borrowed for periods of one, two, or three months and are limited to four LIBOR contracts outstanding at any time.

The underlying reference rate for our base rated borrowings at December 31, 2016 was 3.75%.  At December 31, 2016, the Company had two outstanding advances with interest tied to LIBOR.  The contracts had underlying LIBOR rates of 0.566% and .0749%.   In addition, Private Bank assesses a 0.50% unused line fee that is payable monthly.

The Loan Agreement subjects the Company and its domestic subsidiaries to an Adjusted EBITDA covenant (as defined) of $1,200 at December 31, 2016. Effective March 31, 2017, the Company is subjected to a quarterly EBITDA covenant (as defined) of $(1,000), $0 at June 30, 2017, and $2,000 for all quarters starting September 30, 2017 through the end of the agreement. Additionally, the Company and its domestic subsidiaries are subject to a Fixed Charge Coverage ratio of 1.05 to 1.00 measured on an annual basis beginning December 31, 2017, followed by a Fixed Charge Coverage ratio of 1.15 to 1.00 measured quarterly starting March 31, 2018 (based on a trailing twelve month basis) through the term of the agreement.  The Loan Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, pay dividends or make distributions, repurchase stock, in each case subject to customary exceptions for a credit facility of this size.

The Loan Agreement has a Letter of Credit facility of $3,000, which is fully reserved against availability.

Note Payables—Terex

December 19, 2014, the Company executed a note payable to Terex Corporation for $1,594. The note matures on June 19, 2017 and has an annual interest rate of 4.5%. Interest is payable semi-annually beginning on June 19, 2015. The note was issued in connection with acquisition of 51% interest in ASV from Terex Corporation. The note has an outstanding balance of $1,594 at December 31, 2016.

ASV Loan Facilities

On December 23, 2016, ASV completed a new unitranche credit agreement with PNC Bank, National Association (“PNC”), and White Oak Global Advisors, LLC (“White Oak”) to provide a $65,000, 5-year credit facility. This new facility replaces the ASV’s previous revolving credit and term loan facilities with JPMorgan Chase Bank, N.A., and Garrison Loan Agency Services LLC. The new facility consists of a $35,000 revolving credit facility (which is subject to availability based primarily on eligible accounts receivable and eligible inventory), a Term Loan A facility of $8,500 and a Term Loan B facility of $21,500.

Revolving Loan Facility with PNC

On December 23, 2016, ASV entered into a $35,000 revolving loan facility with PNC as the administrative agent, which loan facility includes two sub-facilities: (i) a $2,000 letter of credit sub-facility, and (ii) a $3,500 swing loan sub-facility, each of which is fully reserved against availability under the revolving loan facility. The facility matures on December 23, 2021.

The $35,000 revolving loan facility is a secured financing facility under which borrowing availability is limited to existing collateral as defined in the agreement.  The maximum amount available is limited to (i) the sum of (a) 85% of Eligible Receivables, plus (b) 90% of Eligible Insured Foreign Receivables, plus (c)  the lesser of (I) 95% of Eligible CAT Receivables, or $8,600  plus (ii) the lesser of (A) the sum of (I) up to 65% of the value of the Eligible Inventory (other than Eligible Inventory consisting of finished goods machines and service parts that are current), plus (II) 80% of the value of Eligible Inventory consisting of finished goods machines, plus (III) 75% of the value of Eligible Inventory consisting of service parts that are current) or, (B) up to 90% of the appraised net orderly liquidation value of Eligible Inventory. Inventory collateral is capped at $15,000 less outstanding letters of credit and any reasonable reserves as established by the bank. At December 31, 2016, the maximum ASV could borrow based on available collateral was capped at $19,154.

At December 31, 2016, ASV had drawn $15,605 under the $35,000 PNC Credit Agreement. ASV can opt to pay interest  at either a domestic rate plus a spread, or a LIBOR rate plus a spread.  The initial spread for domestic and LIBOR is fixed at 1.5% and 2.5% until delivery of certain reporting documents with respect to the fiscal quarter ending March 31, 2017, respectively. At which point the spread for domestic rate will range from 1% to 1.5% and LIBOR spread from 2% to 2.5% depending on the average undrawn availability (as defined in the loan agreement).    Funds borrowed under the LIBOR options can be borrowed for periods of one, two, or three months. The weighted average interest rate for the period ending December 31, 2016, was 3.6%.  Additionally, the bank assesses a 0.375% unused line fee that is payable monthly.

Term Loan A with PNC

On December 23, 2016 ASV entered into a $8,500 term loan (“Term Loan A”) facility with PNC as the administrative agent.

At December 31, 2016, ASV had an outstanding balance of $8,500 (less $90 debt issuance cost, for net debt of $8,410). ASV can opt to pay interest at either a domestic rate plus a spread, or a LIBOR rate plus a spread.  The initial spread for domestic and LIBOR rates are initially fixed at 2% and 3% until delivery of certain reporting documents with respect to the fiscal quarter ending March 31, 2017, respectively. At which point the spread for domestic rate will range from 1% to 1.5% and LIBOR spread from 2% to 2.5% depending on the average undrawn availability (as defined in the loan agreement).  Funds borrowed under the LIBOR options can be borrowed for periods of one, two, or three months. The weighted average interest rate for the period ending December 31, 2016, was 4.76%.

ASV is obligated to make quarterly principal payments of $212 commencing on March 31, 2017. Any unpaid principal is due on maturity, which is December 23, 2021.   Interest is payable monthly beginning on December 31, 2016.

Term Loan B with White Oak

On December 23, 2016 ASV entered into a $21,500 term loan (“Term Loan B”) facility with White Oak as the administrative agent.

At December 31, 2016, ASV had an outstanding balance of $21,500 (less $648 debt issuance cost, for net debt of $20,852).  The interest rate is fixed at a LIBOR rate plus 10% until delivery of the same reporting documents referenced above.  After delivery of the reporting documents, ASV will pay interest at the LIBOR rate plus a spread of either 9% or 10% depending on the leverage ratio, provided that at no time will the LIBOR rate be less than 1%. The interest rate for the year ended December 31, 2016 was 11%.

ASV is obligated to make quarterly principal payments of $538 commencing on March 31, 2017. Any unpaid principal is due on maturity, which is December 23, 2021.  Interest is payable monthly beginning on December 31, 2016.

ASV Covenants

ASV indebtedness is collateralized by substantially all of ASV’s assets and the respective equity interests of ASV’s members. The facilities contain customary limitations including, but not limited to, limitations on additional indebtedness, acquisitions, and payment of dividends. ASV is also required to comply with certain financial covenants as defined in the Credit Agreements. The revolving credit facility and the term loans require ASV to maintain a Minimum Fixed Charge Coverage ratio of not less than 1.20 to 1.0.  Additionally, the term loans require ASV not exceed a Leverage Ratio of 5.00 to 1.00  which shall step down to 2.85 to 1.00 on March 31, 2021 and also  limits capital expenditures to  $1,300 in any fiscal year.

PM Group Short-Term Working Capital Borrowings

At December 31, 2016, PM Group had established demand credit and overdraft facilities with seven Italian banks and six banks in South America. Under the facilities, PM Group can borrow up to approximately €23,409 ($24,701) for advances against invoices, and letter of credit and bank overdrafts. Interest on the Italian working capital facilities is charged at the 3-month or 6-month Euribor plus 200 basis points, while interest on overdraft facilities is charged at the 3 month Euribor plus 350 basis points. Interest on the South American facilities is charged at a flat rate of points for advances on invoices ranging from 8% - 30%.

At December 31, 2016, the Italian banks had advanced PM Group €17,491 ($18,456), at variable interest rates, which currently range from 1.43% to 1.78%. At December 31, 2016, the South American banks had advanced PM Group €772 ($815). Total short-term borrowings for PM Group were €18,263 (19,271) at December 31, 2016.

PM Group Term Loans

At December 31, 2016, PM Group has a €12,041 ($12,706) term loan with two Italian banks, BPER and Unicredit. The term loan is split into three separate notes and is secured by PM Group’s common stock.  Debt issuance costs offset against these term loans totaled €408 ($431) at December 31, 2016.

The first note has an outstanding principal balance of €3,970 ($4,189), is charged interest at the 6-month Euribor plus 236 basis points, effective rate of 2.14% at December 31, 2016. The note is payable in semi-annual installments beginning June 2017 and ending December 2021. The second note has an outstanding principal balance of €4,865 ($5,134), is charged interest at the 6-month Euribor plus 286 basis points, effective rate of 2.64% at December 31, 2016. The note is payable in semi-annual installments beginning June 2017 and ending December 2021. The third note has an outstanding principal balance of €3,206 ($3,383) and is non-interest bearing.

The note is payable in semi-annual installments beginning June 2016 and ending December 2017 and a final balloon payment in December 2022.

An adjustment in the purchase accounting to value the non-interest bearing debt at its fair market value was made. At January 15, 2015 it was determined that the fair value of the debt was €1,460 or $1,641 less than the book value. This reduction is not reflected in the above descriptions of PM debt. This discount is being amortized over the life of the debt and being charged to interest expense. As of December 31, 2016 the remaining balance was €792 or $836 and has been offset to the debt.

PM Group is subject to certain financial covenants as defined by the debt restructuring agreement with BPER and Unicredit including maintaining (1) Net debt to EBITDA, (2) Net debt to equity, and (3) EBITDA to net financial charges ratios. The covenants are measured on a semi-annual basis.

At December 31, 2016 PM Group has unsecured borrowings with four Italian banks totaling €13,015 ($13,733). Interest on the unsecured notes is charged at the 3-month Euribor plus 250 basis points, effective rate of 2.18% at December 31, 2016. Principal payments are due on a semi-annual basis beginning June 2019 and ending December 2021. Accrued interest on these borrowings through the date of acquisition at January 15, 2015, totaled €358 ($378) and is payable in semi-annual installments beginning June 2019 and ending December 2019.

At December 31, 2016 Autogru PM RO, a subsidiary of PM Group, has two notes. The first note is payable in 60 monthly principal installments of €8 ($9), plus interest at the 1-month Euribor plus 300 basis points, effective rate of 3.00% at December 31, 2016, maturing October 2020. At December 31, 2016, the outstanding principal balance of the note was €389 ($410). The second new note is payable in one instalment in June 2017 is charged interest at the 1-month Euribor plus 250 basis points, effective rate of 2.50% at December 31, 2016. At December 31, 2016, the outstanding principal balance of the note was €440 ($464).

PM has interest rate swaps with a fair market value at December 31, 2016 of €384 or $405 which has been included in debt.

Schedule of Debt Maturities

Scheduled annual maturities of the principal portion of debt outstanding at December 31, 2016 in the next five years and the remaining maturity in aggregate are summarized below. Amounts shown include the debt described above in this footnote and the convertible notes disclosed in Note 13—Convertible Notes at their face amount of $22,500.

	North American except ASV	ASV	Italy	Total
2017	$1,180	$3,000	$22,895	$27,075
2018	19,949	3,006	4,863	27,818
2019	—	3,000	5,539	8,539
2020	7,500	2,999	5,241	15,740
2021	15,001	33,604	6,641	55,246
Thereafter	—	—	2,637	2,637
	43,630	45,609	47,816	137,055
Interest rate swaps			405	405
Debt discount related to non-interest bearing debt			(835)	(835)
Debt issuance cost	(392)	(738)	(431)	(1,561)
Debt discounts related to convertible notes	(1,148)			(1,148)
Total	$42,090	$44,871	$46,955	$133,916

Note 12. Leases

Capital leases

Georgetown facility

The Company leases its Georgetown facility under capital lease that was amended and extended on September 1, 2015.  The amended lease expires on April 28, 2028. The monthly rent is currently $64 and is increased by 3% annually on September 1 during the term of the lease.

The present value of the future minimum lease payments (including the annual increase) was determined using a 12.5% discount rate (the discount rate used to record the original lease which was signed in April 2006).  At December 31, 2016, the outstanding capital lease obligation is $5,311.

Winona facility

The Company has a lease which expires on February 1, 2017, that includes a one year extension through February 1, 2018, at the option of the Company.  The lease provides for monthly lease payments of $2 for its Winona, Minnesota facility. The Company has an option to purchase the facility for $500 by giving notice to the landlord of its intent to purchase the facility. The Landlord must receive such notice at least three months prior to end of the lease term. At December 31, 2016, the Company has outstanding capital lease obligation of $500 which is the amount of the purchase option.

Equipment

The Company has entered into lease agreements with banks pursuant to which the Company is permitted to borrow 100% of the cost of new equipment with 60 month repayment periods, respectively. At the conclusion of the lease period, for each piece of equipment the Company is required to purchase that piece of leased equipment for one dollar.

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

The following is a summary of amounts financed under equipment capital lease agreements:

	Amount Borrowed	Repayment Period	Amount of Monthly Payment	Balance As of December 31, 2016
New equipment	$1,166	60	$22	$518

Future Minimum Lease Payments are:

Years	Operating Leases	Capital Leases
2017	$2,331	$1,051
2018	2,031	1,248
2019	2,030	1,248
2020	976	866
2021	976	865
Subsequent	71	6,207
Total Minimum Lease Payments	$8,415	11,485
Less: imputed interest		(5,143)
Present value of minimum lease payment		$6,342
Less: current portion		(338)
Long-term capital lease obligations		$6,004

Capital Item—as of or for the year ended December 31, 2016	Cost	Accumulated Depreciation	Depreciation Expense	Interest Expense
Building—Georgetown, TX	$4,881	$512	$385	$670
Land & Building—Winona, MN	1,700	424	57	—
Other Capitalized leases	1,166	—	—	33
Totals	$7,747	$936	$442	$703

Capital Item—as of or for the year ended December 31, 2015	Cost	Accumulated Depreciation	Depreciation Expense	Interest Expense
Building—Georgetown, TX	$4,844	$127	$158	$468
Land & Building—Winona, MN	1,700	367	56	—
Other Capitalized leases	2,240	87	19	71
Totals	$8,784	$581	$233	$539

Sales and Leaseback—In accordance with ASC 840-40 Sales- Leaseback Transaction, at December 31, 2016 and 2015, the Company has deferred gain of $1,058 and $1,288, respectively, related to the sale and leaseback of Georgetown operating facilities and certain equipment. The deferred gain is being amortized over the life of the leases which reduces depreciation expense $80 annually through April 2028 and will also increase revenue by $37 for the next four years.

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

The Company has the option to purchase the building by giving the landlord written notice at any time prior to the date that is 180 days prior to the expiration of the lease or any extension period. The landlord can require the Company to purchase the building if a change of Control Event, as defined in the lease, occurs by giving written notice to the Company at any time prior to the date that is 180 days prior to the expiration of the lease or any extension period. The purchase price, regardless whether the purchase is initiated by the Company or the landlord, will be the Fair Market Value as of the closing date of said sale. Rent expense for the current and former Bridgeview facility was $259, $256 and $256 for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company leases its Knox, Indiana facility under two operating leases. The leases which expire on August 19, 2020, currently provides for monthly rent of $11 and $3, respectively. The leases contain a rental escalation clause under which annual rent is increased during the lease term by the lesser of the increase in the Consumer Price Increase or 2.0%. The Company is also responsible for all the associated operations expenses, including insurance, property taxes, and repairs. The Company has an option to extend the leases for an additional five year period. The Company has the right to purchase the facility at a negotiated price any time during the lease period. If the parties are unable to agree on purchase price, the purchase price under the terms of the lease will be the average of two appraisals of the premises performed by independent third-party appraisers, one selected by the landlord and one selected by the Company. Total rent expense related to the leases was $163, $163 and $181 for the year ended December 31, 2016, 2015 and 2014, respectively.

The Company leases a number of boom trucks and other equipment under five year operating leases.  The Company entered into the leases to provide financing for equipment some of which was manufactured by our Manitex subsidiary that will be in Equipment Distribution’s rental fleet.  The Company has the option to purchase the equipment at the end of the lease for the higher residual value or then fair market value of the equipment. The following table provides additional information:

Lease Inception	Lease Term	Monthly Payment	Residual Value
December 29, 2015	60 months	$15	$173
January 19, 2016	60 months	37	639
February 15, 2016	60 months	24	320
March 3, 2016	60 months	24	322
		$100	$1,454

At December 31, 2016, PM leases forklifts under three operating leases.  Two of the leases which expire on February 28, 2023 provide for monthly rental payments of $2 and $4 respectively.  Another lease which expires on April 30, 2020, provides for monthly rental payments of $8.

Additionally, PM leases automobiles for a number of its employees.  The leases expire at various times between 2017 and  2021.  Currently, the aggregate monthly rent is approximately $21.  Future monthly rents will change as leases expire and new leases are executed.

The Company has various operating equipment leases with monthly payments ranging from less than $4 to $5 with various expiration dates through 2019.  Total rent expense under these additional leases was $154, $125 and $125 for the years ended December 31, 2016, 2015 and 2014.

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

As of December 31, 2016, the note had remaining principal balance of $6,862 and an unamortized discount of $638. The difference between this amount and the amount initially recorded represents $255 of discount amortization.

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

As of December 31, 2016, the note had remaining principal balance of $14,490  (less debt $392 issuance for an debt $14,098)  and an unamortized discount of $510. The difference between this amount and the amount initially recorded represents $204 of discount amortization.

Note 14. Income Taxes

Information pertaining to the Company’s income before income taxes is as follows:

	Years ended December 31,
	2016	2015	2014
Income (loss) before income taxes:
Domestic	$(23,360)	$(6,973)	$10,764
Foreign	1,040	(196)	(205)
Total net income before income taxes	$(22,320)	$(7,169)	$10,559

Information pertaining to the Company’s provision (benefit) for income taxes is as follows:

	Years ended December 31,
	2016	2015	2014
Provision (benefit) for income taxes:
Current:
Federal	$(2,033)	$(1,776)	$3,730
State and local	(6)	104	172
Foreign	(310)	687	(96)
	(2,349)	(985)	3,806
Deferred:
Federal	(136)	(240)	(334)
State and local	1,163	(96)	44
Foreign	777	(587)	—
	1,804	(923)	(290)
Total provision (benefit) for income taxes	$(545)	$(1,908)	$3,516

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2016	2015
Deferred tax assets:
Accrued expenses	$1,084	$675
Inventory	2,830	2,075
Other liabilities	641	616
Deferred gain	464	469
Net operating loss carryforwards	4,017	480
Tax credit carryforwards	1,434	1,255
Unrealized foreign currency loss	317	348
Investment in Partnerships	262	16
Interest expense	1,625	3,171
Restructuring cost	736	1,003
Property, plant and equipment	948	733
Total deferred tax asset	14,358	10,841
Deferred tax liabilities:
Intangibles	8,266	11,264
Discount on convertible notes	418	499
Deferred State Income Tax	592	441
Deferred financing fees	—	211
Total deferred tax liability	9,276	12,415
Valuation allowance	(7,779)	—
Net deferred tax liability	$(2,697)	$(1,574)

In assessing the realizability of deferred tax assets, we evaluate whether it is more likely than not (more than 50%) that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. We assess all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. We have cumulative domestic losses for the three year period ending December 31, 2016, which is considered to be a significant piece of negative evidence.

Based on these factors, most notably the projected three year cumulative loss, the Company established a full valuation allowance against the portion of its U.S. net deferred tax asset that could not be realized by carrying back the 2016 tax loss for a refund of taxes

paid in prior years.   Accordingly, the Company recorded a tax receivable of approximately $2.3 million, related to the carry back of 2016 net operating loss for a refund of taxes paid in 2014.

As of December 31, 2016, the Company had federal net operating loss carryforwards of approximately $9.1 million which are set to expire in 2036 if not utilized.  The Company also had state net operating losses of approximately 0.3 million that are set to expire at varying periods between 2025 and 2036 if not utilized. U.S. federal research and development tax credit carryforwards of approximately $186 expire between 2034 and 2036 if not utilized.

As of December 31, 2016, the Company has approximately $1,217 of Texas Temporary Margin Tax Credit that may be utilized through 2026. The Company has reflected a deferred tax asset for this credit in the table above.

The Company has not provided for the United States income or the foreign withholding taxes on the $12.6 million of undistributed earnings of its subsidiaries operating outside of the United States. It is the Company’s intention to reinvest those earnings permanently. Generally, such amounts become subject to United States taxation upon remittance of dividends and under certain other circumstances. Determination of the amount of any unrecognized deferred tax liability related to investments in these foreign subsidiaries is not practicable.

The effective tax rate before income taxes varies from the current U.S. federal statutory income tax rate as follows:

	Years ended December 31,
	2016	2015
Statutory rate	35.00%	35.00%
State and local taxes	1.01%	-0.53%
Permanent differences	-2.40%	-2.34%
Tax credits	1.03%	1.00%
Foreign operations	-0.34%	-5.86%
Uncertain tax positions	-0.26%	-0.69%
Valuation allowance	-29.01%	—
Other	-2.59%	0.27%
	2.44%	26.85%

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, is as follows:

	2016	2015
Balance at January 1,	$935	$215
Increases in tax positions for prior years	48	40
Decreases in tax positions for prior years	—	(18)
Settlements	—	698
Balance at December 31,	$983	$935

Of the amounts reflected in the above table at December 31, 2016, the entire amount would reduce the Company’s annual effective tax rate if recognized. The Company accrued interest of $40 during 2016 and in total, as of December 31, 2016, recognized a liability for interest of $77. The Company records accrued interest related to income tax matters in the provision for income taxes in the accompanying consolidated statement of income. Included in the unrecognized tax benefits is a liability for the PM Group’s potential IRES and IRAP (Italian Income Taxes) audit adjustments for the tax years 2009 – 2013.  Depending upon the final resolution of the PM Group’s audit, the liability could be higher or lower than the amount recorded at December 31, 2016. As of December 31, 2016, we don’t anticipate a significant change in unrecognized tax benefits within 12 months of the reporting date.

The Company files income tax returns in the United States, Canada and Italy as well as various state and local tax jurisdictions with varying statutes of limitations. With few exceptions, as of December 31, 2016, we are no longer subject to U.S. federal, state or foreign examinations by tax authorities for years before 2013.

Note 15. Supplemental Cash Flow Disclosures

Interest received and paid, income taxes paid and non-cash transactions incurred during the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Interest paid in cash	10,248	11,040	2,380
Income tax (refunds) payments in cash	(1,322)	2,059	4,773

Non-Cash Transactions:
Investment in Lift Ventures (see Note 19)	—	—	5,951
Note to Terex related to ASV	—	—	1,594
Capital leases	—	3,607	—
Issuance of stock in connection with PM acquisition (see Note 19)	—	10,124	—
Terex note payment paid in stock (see Note20)	150	—	—
Rent paid in stock (see Note 20)	227	—	—

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

The amount paid in matching contributions by the company for 2016, 2015 and 2014 were $375, $386 and $309, respectively.

The Company also sponsors a nonqualified Supplemental Executive Retirement Plan (“SERP”) for a former senior executive. The SERP is unfunded. The Company accounts for this plan pursuant to Accounting Standards Codification (“ASC”) 710, “Compensation – General.” This guidance requires balance sheet recognition of the overfunded or underfunded status of the defined benefit plan. Actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting guidance must be recognized in the Statement of Income. The defined benefit obligation for this plan as of December 31, 2016 is $837, of which, $64 and $773 is reflected in “Accrued Other” and “Other Long-Term Liabilities”, respectively, on the balance sheet. The balance at December 31, 2015 was $871, of which, $64 and $807 was reflected in “Accrued Other” and “Other Long-Term Liabilities”, respectively.  The Company expects to make annual benefit payments of $64 per year over the next five years.

Movements on the PM Group’s employee severance indemnity / TFR provision during the periods, including the effects of the actuarial valuation of the TFR, were as follows:

	Balance As of December 31, 2015	Increases	Decreases	Balance As of December 31, 2016
Employee severance indemnity/TFR	$1,487	$668	$778	$1,377

	Balance As of January 15, 2015	Increases	Decreases	Balance As of December 31, 2015
Employee severance indemnity/TFR	$1,552	$698	$763	$1,487

The estimates, demographic and economic/financial assumptions made, with the support of an independent actuary, for the actuarial calculation used to determine the defined benefit plans in relation to postemployment benefits (Employee severance indemnity provision) can be detailed as follows:

Annual Discount Rate	Annual Rate of Inflation	Annual Increase Rate	Probability of Employee Leaving Group	Probability of Advance Payment of TFR
1.00%	1.50%	2.63%	10.00%	3.00%

The amount allocated to the Employee severance indemnity provision in 2016 and 2015 were $668 and $698.

A reconciliation of the defined benefit obligation is set out below:

	Years ended December 31,
	2016	2015
Past Service Liability at beginning of the period	$1,487	$1,552
Interest cost	8	13
Actuarial (Gain)/Loss	(1)	(37)
Payments	(117)	(41)
Past Service Liability at end of the period	$1,377	$1,487

	Years ended December 31,
	2016	2015
Actuarial gains and losses arising from changes in financial assumptions	$17	$(44)
Actuarial gains and losses arising from experience assumptions	(18)	7
Actuarial (Gain)/Loss	$(1)	$(37)

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

The following table summarizes the changes in product warranty liability:

	2016	2015
Balance January 1,	$3,508	$3,058
Business Acquired	—	843
Accrual for warranties issued during the year	3,037	3,959
Warranty services provided	(2,956)	(4,446)
Changes in estimates	(126)	101
Foreign currency translation	(25)	(7)
Balance December 31,	$3,438	$3,508

Note 18. Segment Information

The Company is a leading provider of engineered specialty lifting and loading products. The Company operates in three business segments: the Lifting Equipment segment, the ASV segment and the Equipment Distribution segment.

Lifting Equipment Segment

The Company is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries. Manitex and PM are the Lifting Equipment segment’s two largest operations. Manitex markets a comprehensive line of boom trucks, truck cranes and sign cranes.  PM is a leading Italian manufacturer of truck mounted hydraulic knuckle boom cranes with a 50-year history of technology and innovation, and a product range spanning more than 50 models. Its largest subsidiary, Oil & Steel (“O&S”), is a manufacturer of truck-mounted aerial platforms with a diverse product line and an international client base.

The segment also sells specialized rough terrain cranes and material handling products through its Badger subsidiary, a comprehensive line of specialized mobile tanks for liquid and solid storage and containment solutions with capacities from 8,000 to 21,000 through its Sabre subsidiary and a full range of pick and carry cranes from 2 to 90 tons, using electric, diesel, and hybrid power options through its Valla subsidiary.

Boom trucks and knuckle boom cranes are primarily used for industrial projects, power distribution, energy exploration and ground extraction, and infrastructure development, including, roads, bridges and commercial and residential construction.  Badger primarily serves the needs of the construction, municipality, railroad and oil refining industries.  Sabre tanks are used in a variety of end markets such as petrochemical, waste management and oil and gas drilling. Valla pick and carry cranes are primarily used in industrial applications.

ASV Segment

A.S.V., LLC (“ASV”) manufactures a line of high quality compact rubber tracked and skid steer loaders. The ASV products are distributed through independent dealers, Terex Corporation (“Terex”) distribution channels as well as through the Company. This independent dealer network has over 150 locations.  The products are used in the site clearing, general construction, forestry, golf course maintenance and landscaping industries, with general construction being the largest market.

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

C&M Leasing rents equipment manufactured by the Company as well as a limited amount of equipment manufactured by third parties.   C&M Leasing has recently expanded its rental fleet.

ASV and PM Group results are included in the Company’s results from their respective effective dates of acquisition on December 20, 2014 and January 15, 2015.

The following is financial information for our three operating segments, i.e., Lifting Equipment, Equipment Distribution and ASV. The below financial information includes results for each of the above acquisitions from the respective date of acquisition:

	Years ended December 31,
	2016	2015	2014
Revenues from continuing operations:
Lifting Equipment	$172,405	$193,436	$158,319
ASV	103,803	116,935	2,264
Equipment Distribution	16,404	13,216	21,104
Inter-segment Eliminations	(3,653)	(3,906)	(4,685)
Total	$288,959	$319,681	$177,002
Operating (loss) income from continuing operations:
Lifting Equipment	$2,301	$8,557	$20,641
ASV	6,009	5,496	(121)
Equipment Distribution	(2,893)	(136)	374
Corporate expense	(7,406)	(8,522)	(7,968)
Elimination of inter-segment profit in inventory	274	(187)	11
Total	$(1,715)	$5,208	$12,937
Total assets:
Lifting Equipment	$188,791	$208,734	$98,680
ASV	119,732	122,672	124,146
Equipment Distribution	8,742	14,585	15,612
Corporate	720	2,175	1,262
Assets of discontinued operations	—	53,257	74,567
Total	$317,985	$401,423	$314,267

Total foreign source net revenue was approximately $118,946, $128,387 and $36,691 for the years ended December 31, 2016, 2015 and 2014, respectively. Total long-lived assets related to the Company’s foreign operations were approximately $74,463 and $79,916 for the years ended December 31, 2016 and 2015, respectively. Information of external net revenues and long lived asset information by country is shown on the below tables:

The following is a summary of goodwill by segment:

	2016	2015
Goodwill—Lifting Equipment Segment
Balance January 1	$40,483	$12,887
Goodwill related to PM acquisition	—	30,173
Foreign currency translation	(814)	(2,577)
Balance December 31,	39,669	40,483
Goodwill—ASV Segment
Balance January 1	30,579	30,579
Goodwill related to ASV acquisition	—	—
Balance December 31,	30,579	30,579
Goodwill—Equipment Distribution Segment
Balance January 1 and December 31,	275	275
Goodwill impairment charge	(275)	—
	—	275

Total goodwill at December 31,	$70,248	$71,337

Net Revenues

	2016	2015	2014
United States	$170,013	$191,294	$135,988
Italy	24,984	23,174	367
Canada	16,752	21,375	26,374
Australia	13,397	13,333	—
United Kingdom	9,410	8,590	2,345
Argentina	7,662	9,617	—
France	5,760	3,926	—
Chile	5,692	5,323	592
Finland	3,513	1,802	—
Spain	2,630	3,143	—
Mexico	2,499	1,461	3,635
Germany	2,243	1,539	—
Netherlands	1,659	570	—
Hong Kong	1,339	2,532	—
South Africa	1,282	411	—
Malaysia	1,173	688	—
Israel	1,069	2,333	527
United Arab Emirates	969	943	265
Saudi Arabia	860	1,748	—
Czech Republic	818	1,875	3,426
Korea	785	—	—
Kuwait	721	—	—
Ukraine	693	—	—
Columbia	686	—	—
Norway	650	1,112	—
Singapore	564	—	—
Ireland	535	418	—
Bahrain	530	—	—
Turkey	476	5,003	20
Denmark	471	—	—
Indonesia	359	—	—
Switzerland	340	439	—
New Zealand	276	687	—
Peru	170	1	474
Morocco	123	740	—
Romania	97	2,209	—
Algeria	89	—	—
Poland	83	347	—
Brazil	1	1	—
Iraq	—	5,302	—
Qatar	—	1,944	—
Kenya	—	1,903	—
Russia	—	262	—
Lebanon	—	682	—
Egypt	—	—	—
Venezuela	—	128	—
Slovakia	—	93	1,369
Japan	—	6	1,620
Other	7,586	2,727	—
	$288,959	$319,681	$177,002

Company attributes revenue to different geographic areas based on where items are shipped or services are performed.

Long Lived Assets

	2016	2015
United States	$92,358	$105,628
Italy	74,463	79,933
Long-term assets of discontinued operations	—	16,310
Total Long-Lived Assets	$166,821	$201,871

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

Adjustment to reduce the value of certain accounts receivables based on obtaining additional information	$260
Eliminate value assigned to fixed assets determined not to exist at date of acquisition	392
Adjustments to deferred tax assets to reflect corrected value	(1,187)
Adjustment to assumed non-recourse debt to reflect	(344)
Net impact on goodwill	$(879)

The balance sheet at January 15, 2015 was restated to reflect the above changes to PM Group purchase price allocations as follows:

Account	Provisional amounts recorded as of January 15, 2015	Adjustment to purchase price allocation	Revised amount recorded as of January 15, 2015
Goodwill	$31,052	$(879)	$30,173
Accounts receivable	22,475	(260)	22,215
Fixed assets	17,344	(392)	16,952
Deferred tax asset	9,680	1,187	10,867
Assumed non-recourse debt	(60,702)	344	(60,358)

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

The results of the acquired PM operations have been included in our consolidated statement of operations since the acquisition date. PM is included in the Lifting Equipment segment for segment reporting purposes.

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

This investment was a non-marketable equity investment made in a privately-held company accounted for under the equity method.

This investment had a carrying value of $5,752 at December 31, 2015. In 2016, the Company determined its investment in Lift Ventures was impaired and has recognized an impairment charge to write off its entire investment in Lift Ventures LLC (See Note 26),

ASV Stock Purchase

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

Note 20. Equity

Issuance of Common Stock

On October 14, 2016 the Company issued 41,948 shares of common stock with a value of $227 to Avis Industrial Corporation as payment for rent of the Company’s Winona, Minnesota facility.  The shares were valued based on closing price on October 14, 2016 of $5.41.

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

Stock issued to employees and Directors

The Company issued shares of common stock to employees and Directors at various times in 2016, 2015 and 2014 as restricted stock units issued under the Company’s 2004 Incentive Plan vested. Upon issuance entries were recorded to increase common stock and decrease paid in capital for the amounts shown below. The following is a summary of stock issuances that occurred during the three year period:

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
January 1, 2016	Directors	4,290	$55
January 1, 2016	Employees	25,920	329
June 5, 2016	Employees	642	7
September 15, 2016	Directors	6,800	36
September 30, 2016	Employees	7,511	68
December 31, 2016	Directors	9,915	128
December 31, 2016	Employees	13,798	218
		68,876	$841

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
March 4, 2015	Directors	6,800	$77
March 13, 2015	Employees	22,868	212
June 5, 2015	Employees	749	12
December 31, 2015	Employees	36,886	219
December 31, 2015	Directors	20,620	123
		87,923	$643

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
March 6, 2014	Directors	6,600	$106
March 6, 2014	Employees	14,292	229
June 5, 2014	Employees	749	8
December 31, 2014	Employees	38,005	406
December 31, 2014	Directors	20,615	257
		80,261	$1,006

Stock Repurchase

The Company purchased shares of Common Stock at various times from certain employees at the closing price on date of purchase. The stock was purchased from the employees to satisfy employees’ withholding tax obligations related to stock issuances described above. The following is a summary of common stock purchased during 2016, 2015 and 2014 :

Date of Purchase	Shares Purchased	Closing Price on Date of Purchase
January 1, 2016	7,074	$5.95
June 5, 2016	197	$6.75
September 30, 2016	2,254	$5.51
December 31, 2016	3,530	$6.86
	13,055

June 5, 2015	393	$8.54
December 31, 2015	12,125	$5.95
	12,518

June 5, 2014	392	$16.75
December 31, 2014	8,461	$12.71
	8,853

2004 Equity Incentive Plan

In 2004, the Company adopted the 2004 Equity Incentive Plan and subsequently amended and restated the plan on September 13, 2007, May 28, 2009, June 5, 2013 and June 2, 2016. The maximum number of shares of common stock reserved for issuance under the plan is 1,329,364 shares. The total number of shares reserved for issuance however, can be adjusted to reflect certain corporate transactions or changes in the Company’s capital structure. The Company’s employees and members of the board of directors who are not our employees or employees of our affiliates are eligible to participate in the plan. The plan is administered by a committee of the board comprised of members who are outside directors. The plan provides that the committee has the authority to, among other things, select plan participants, determine the type and amount of awards, determine award terms, fix all other conditions of any awards, interpret the plan and any plan awards. Under the plan, the committee can grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units, except Directors may not be granted stock appreciation rights, performance shares and performance units. During any calendar year, participants are limited in the number of grants they may receive under the plan. In any year, an individual may not receive options for more than 15,000 shares, stock appreciation rights with respect to more than 20,000 shares, more than 20,000 shares of restricted stock and/or an award for more than 10,000 performance shares or restricted stock units or performance units. The plan requires that the exercise price for stock options and stock appreciation rights be not less than fair market value of the Company’s common stock on date of grant.

The Company awarded under the Amended and Restated 2004 Equity Incentive Plan a total of 329,325; 145,979; and 34,292 restricted stock units to employees and directors during 2016, 2015 and 2014, respectively. The restricted stock units are subject to the same conditions as the restricted stock awards except the restricted stock units will not have voting rights and the common stock will not be issued until the vesting criteria are satisfied.

Compensation expense in 2016, 2015 and 2014 includes $1,129, $1,270 and $875 related to restricted stock units, respectively. Compensation expense related to restricted stock units will be $916, $565 and $215 for 2017, 2018 and 2019, respectively.

The following is a summary of restricted stock units that were awarded during 2016, 2015 and 2014:

2016 Grants	Vesting Date	Number of Restricted Stock Units	Closing Price on Date of Grant	Value of Restricted Stock Units Issued
January 4, 2016	January 4, 2017 60,671 units; January 4, 2018 60,671 units and 62,508 units January 4, 2019	183,850	$6.07	$1,116
September 15, 2016	September 15, 2016 6,800 units; September 15, 2017 6,600 units and September 15, 2018 6,600 units	20,000	$5.32	$106
December 14, 2016	December 14, 2017 41,407 units; December14, 2018 41,407 units and December 14, 2019 42,661 units	125,475	$5.60	$703
		329,325		$1,925

2015 Grants	Vesting Date	Number of Restricted Stock Units	Closing Price on Date of Grant	Value of Restricted Stock Units Issued
January 1, 2015	January 1, 2016 34,027 units; January 1, 2017 34,027 units and 35,057 units January 1, 2018	103,111	$12.71	$1,311
March 4, 2015	March 4, 2015 6,800 units, December 31, 2015 6,600 units and December 31, 2016 6,600 units	20,000	$11.39	$228
March 13, 2015	March 13, 2015 22,868 units	22,868	$9.25	$212
		145,979		$1,751

	Vesting Date	Number of Restricted Stock Units	Closing Price on Date of Grant	Value of Restricted Stock Units Issued
March 6, 2014	March 6, 2014 20,892 units; December 31, 2014 6,600 units; December 31, 2015 6,800 units	$34,292	$15.99	$548
		34,292		$548

The following table contains information regarding restricted stock units for the years ended December 31, 2016, 2015 and 2014, respectively:

	Restricted Stock Units
	2016	2015	2014
Outstanding on January 1,	118,773	85,384	142,851
Issued	329,325	145,979	34,292
Vested and issued	(55,821)	(87,923)	(80,261)
Vested—issued and repurchased for income tax withholding	(13,055)	(12,518)	(8,853)
Forfeited	(37,218)	(12,149)	(2,645)
Outstanding on December 31	342,004	118,773	85,384

Note 21. Recent Accounting Guidance

Recently Adopted Accounting Guidance

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date”, which amends ASU 2014-09.  As a result, the effective date is the first quarter of 2018, with early adoption permitted.  The Company is evaluating the impact that adoption of this guidance will have on the determination or reporting of its financial results.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (“ASU 2015-17”), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in ASU 2015-17 seek to simplify the presentation of deferred income taxes and require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early application permitted for all entities as of the beginning of an interim or annual reporting period. The guidance can be applied either prospectively or retrospectively. The Company has adopted the guidance for the year ended December 31, 2016 on a retrospective basis in order to simplify balance sheet classifications. The main impact of adoption of the standard was the reclassification of current deferred tax assets that resulted in a reduction in noncurrent deferred tax liabilities.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” (“ASU 2017-01”). ASU 2017-01 provides guidance in ascertaining whether a collection of assets and activities is considered a business. The effective date will be the first quarter of fiscal year 2018, with prospective application. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment. The effective date will be the first quarter of fiscal year 2020, with early adoption permitted in 2017. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

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

The Company, through its Manitex and Manitex Liftking subsidiaries, purchases and sells parts to BGI USA, Inc. (“BGI”) including its subsidiary SL Industries, Ltd (“SL”). BGI is a distributor of assembly parts used to manufacture various lifting equipment. SL Industries, Ltd is a Bulgarian subsidiary of BGI that manufactures fabricated and welded components used to manufacture various lifting equipment. The former President of Manufacturing Operations is the majority owner of BGI.

The Company through its Manitex Liftking subsidiary provides parts and services to LiftMaster, Ltd (“LiftMaster”) or purchases parts or services from LiftMaster. LiftMaster is a rental company that rents and services rough terrain forklifts. LiftMaster is owned by the Vice President of a wholly owned subsidiary of the Company, Manitex Liftking, ULC, and a relative of his.

As of December 31, 2016 the Company had an accounts receivable of $47 and $22 from SL and Lift Ventures, respectively and accounts payable of $471, $749, $7 and $940 to SL, Lift Ventures, BGI and Terex, respectively.  As of December 31, 2015 the Company had an accounts receivable of $157 and $41 from SL and Lift Ventures, respectively and accounts payable of $150, $244 and $2 to SL, Lift Ventures and BGI respectively. As of December 31, 2014 the Company had an accounts receivable of $2 and $16 from LiftMaster and SL, respectively and accounts payable of $1, $519 and $1 to BGI, SL and Liftmaster, respectively.

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

	2016	2015	2014
Bridgeview Facility (1)	$259	$256	$256
Sales to:
SL Industries, Ltd	1	4	3
BGI	—	3	—
Lift Ventures	14	—	—
LiftMaster (2)	—	1	—
Total Sales	15	8	3
Inventory Purchases from:
SL Industries, Ltd	15	1,872	3,730
Lift Ventures	1,985	524	—
LiftMaster (2)	—	—	—
BGI	—	7	5
Total Inventory Purchases	$2,000	$2,403	$3,735

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

(2)

The Company provided parts and services to LiftMaster, Inc. LiftMaster is a rental company that rents and services rough terrain forklifts. LiftMaster is owned by a relative of an Officer of Manitex Liftking, ULC, before it was sold on September 30, 2016.

Transactions with Terex

On December 19, 2014, Terex became a related party.

At December 31, 2016 and 2015, ASV has accounts receivable due from Terex for $501 and $388 which is shown on the balance sheet on the line titled “accounts receivable from related party” and accounts payable of $2,275 and $1,413 on the line titled “accounts payable related parties”.

At December 31, 2016 and 2015, the Company has the following notes payable to Terex:

	Years Ended December 31,
	2016	2015
Note related to Crane and Schaeff acquisition	$—	$250
Note payable related to ASV acquisition	$1,594	$1,594
Convertible note	$6,862	$6,737

See Note 11 and Note 13 for additional details regarding the above debt obligations.

The following is a summary of the amounts attributable to certain Terex transactions as described in the footnotes to the table, for the periods indicated:

	2016	2015
Sales to Terex	1,653	2,472
Purchases from Terex	10,268	9,495

In addition to the above referenced purchases, ASV expensed $1,648 and $1,960 for the years ended December 31, 2016 and 2015 in connection with the Distribution and Cross Marketing Agreement with Terex.  For the years ended December 31, 2016 and 2015, ASV expensed $1,418 and $1,472, respectively in connection with the Service Agreement with Terex.

On March 4, 2016, CVS and Terex Operations Italy S.R.L. (“TOI”) entered into an agreement whereby TOI acquired certain inventories and intellectual property related to CVS’ terminal tractor line.  The transaction totaled €2,839 ($3,119) inclusive of VAT taxes and resulted in a gain of €1,987 ($2,212), which is included in loss on sale of discontinued operations.  The transaction also contained a contract manufacturing requirement for CVS to continue production of the terminal tractor line for TOI for a period of nine months.  After this period of time CVS will have the access to terminal tractor equipment directly from TOI under a private label agreement.

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

Additionally beginning on December 31, 2011, the Company’s workmen’s compensation insurance policy has per claim deductible of $250 and aggregates of $1,000, $1,150, $1,325, $1,875 $1,575 and $1,575 for 2012, 2013, 2014, 2015, 2016 and 2017 policy years, respectively. The Company is fully insured for any amount on any individual claim that exceeds the deductible and for any additional amounts of all claims once the aggregate is reached. The Company currently has several workmen compensation claims related to injuries that occurred after December 31, 2011 and therefore are subject to a deductible. The Company does not believe that the contingencies associated with these worker compensation claims in aggregate will have a material adverse effect on the Company.

On May 5, 2011, Company entered into two separate settlement agreements with two plaintiffs. As of December 31, 2016, the Company has a remaining obligation under the agreements to pay the plaintiffs $1,425 without interest in 15 annual installments of $95 on or before May 22 each year. The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total payment will be charged to interest expense over payment period.

It is reasonably possible that the “Estimated Reserve for Product Liability Claims” may change within the next 12 months. A change in estimate could occur if a case is settled for more or less than anticipated, or if additional information becomes known to the Company.

Note 24. Quarterly Financial Data (Unaudited)

Unaudited Quarterly Financial Data

Summarized quarterly financial data for 2016 and 2015 are as follows (in thousands, except per share amounts).

	2016				2015
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net revenues	$85,386	$75,958	$62,636	$64,979	$84,864	$80,426	$78,252	$76,139
Gross Profit	14,838	13,440	10,294	10,012	15,563	16,346	14,500	12,497
Net (loss) income from continuing operations attributable to shareholders of Manitex International,Inc.	(980)	(4,151)	(9,030)	(7,040)	(963)	(3,150)	2,636	(3,832)
Net income (loss) from discontinued operations	2,440	2,365	(11,527)	(7,237)	455	3,122	(1,977)	(1,663)
Net income (loss) attributable to shareholders of Manitex International, Inc.	$1,460	$(1,786)	$(20,557)	$(14,277)	$(508)	$(28)	$659	$(5,495)

Earnings (Loss) per Share
Basic
(Loss) Earnings from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.06)	$(0.26)	$(0.56)	$(0.44)	$(0.06)	$(0.20)	$0.16	$(0.24)
Earnings (Loss) from discontinued operations attributable to shareholders of Manitex International, Inc.	$0.15	$0.15	$(0.71)	$(0.45)	$0.03	$0.19	$(0.12)	$(0.10)
Earnings (Loss) attributable to shareholders of Manitex International, Inc.	$0.09	$(0.11)	$(1.27)	$(0.88)	$(0.03)	$(0.00)	$0.04	$(0.34)

Diluted
(Loss) Earnings from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.06)	$(0.26)	$(0.56)	$(0.44)	$(0.06)	$(0.20)	$0.16	$(0.24)
Earnings (loss) from discontinued operations attributable to shareholders of Manitex International, Inc.	$0.15	$0.15	$(0.71)	$(0.45)	$0.03	$0.19	$(0.12)	$(0.10)
Earnings (Loss) attributable to shareholders of Manitex International, Inc.	$0.09	$(0.11)	$(1.27)	$(0.88)	$(0.03)	$(0.00)	$0.04	$(0.34)
Shares outstanding
Basic	16,105,601	16,125,788	16,127,346	16,174,403	15,836,423	16,014,059	16,014,594	16,015,219
Diluted	16,105,601	16,125,788	16,127,346	16,174,403	15,836,423	16,014,059	16,039,361	16,015,219

Results for Lift Ventures, ASV, PM and Columbia Tank are included in the Company’s results from their respective effective dates of acquisition which are December 16, 2014, December 20, 2014, January 15, 2015 and March 12, 2015,  respectively.

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

The Company received cash consideration of $6,525 in connection with sale of Load King.  The company recognized a pre-tax loss of $2,142 on the sale including transaction expenses of $720, with a corresponding tax benefit of $764.

Company Sells Liftking

On September 30, 2016, the Company completed the sale of Manitex Liftking, ULC, an Alberta unlimited liability corporation pursuant to a Share Purchase Agreement (the “Liftking Purchase Agreement”) with Mi-Jack Products, Inc. and its wholly-owned subsidiary Liftking Acquisition ULC.

The Company received cash consideration of $14 million.  The Company recognized a pre-tax loss of $9,296 on the sale including  transaction expenses of $551. The pre-tax loss includes a non-cash portion related to intangible assets and goodwill write-offs of $2,710 and $3,686, respectively.  The aforementioned intangible and goodwill represents an allocation of a portion of the Lifting Equipment segment’s intangibles and goodwill that existed on the date of sale.  The allocation percentage was arrived at by computing the full value of the Lifting Equipment segment and subtracting the value of the cash consideration that the Company received related to the Liftking disposition.  The Company did record an income tax benefit of $453 attributable to this transaction.

Company Sells CVS

On December 22, 2016, Manitex International, Inc. (the “Company”) completed the sale of its CVS Ferrari srl (“CVS”) subsidiary to two Italian companies BP S.r.l. and NEIP III S.p.A. (collectively the “Purchasers”) for $5 million in cash, less $1.3 million payable for inventory due in 2017, and the assumption of $14 million of net CVS debt (the “Transaction”). The Transaction was consummated pursuant to a Sale and Purchase Agreement between the Company and the Purchasers (the “Purchase Agreement”). The Purchasers are privately-held manufacturers and service providers for terminal handling equipment provided around the world. As part of the transaction, the Company retained the operations of CVS’s Valla division, which offers a full range of electric precision pick and carry cranes.

The Company recognized a pre-tax loss of $7,984 on the sale including transaction expenses of $650.  The pre-tax loss includes a non-cash portion related to intangible assets and goodwill write-offs of $2,649 and $4,358, respectively.  The aforementioned intangible and goodwill represents an allocation of a portion of CVS’s segment’s intangibles and goodwill that existed on the date of sale.  The allocation percentage was arrived at by computing the full value of the Lifting Equipment segment and subtracting the value of the cash consideration that the Company received related to the CVS disposition.  The Company did record an income tax benefit of $100 attributable to this transaction.

As disclosed in Note 22, in March 2016 the Company recognized a gain of $2,212 from the sale of inventory and intellectual property related to CVS’s terminal tractor line.

The following is the detail of major classes of assets and liabilities of discontinued operations that were summarized on the Company’s Consolidated Balance Sheets:

As of December 31, 2015
ASSETS
Current assets
Cash	$2,660
Trade receivables (net)	13,286
Other receivables	1,511
Inventory, net	19,425
Prepaid expense and other	478
Total current assets of discontinued operations	37,360
Long-term assets
Total fixed assets (net)	604
Intangible assets (net)	6,954
Other long-term assets	8,752
Total long-term assets of discontinued operations	16,310
Total assets of discontinued operations	$53,670

Current liabilities
Notes payable—short-term	$3,111
Revolving credit facilities	1,795
Accounts payable	8,536
Accrued expenses	3,345
Other current liabilities	83
Total current liabilities of discontinued operations	16,870
Long-term liabilities
Notes payable - long-term	3,466
Revolving credit facilities	7,225
Other long-term liabilities	564
Total long-term liabilities of discontinued operations	11,255
Total liabilities of discontinued operations	$28,125

The following is the detail of major line items that constitute the loss from discontinued operations:

	For the Year Ended December 31,
	2016	2015	2014
Net revenues	$66,538	$67,056	$70,162
Cost of sales	56,043	56,456	58,976
Research and development costs	729	846	1,009
Selling, general and administrative expenses	7,823	5,739	7,640
Interest expense	934	1,141	923
Other (income) expense	(137)	355	1,530
Income from discontinued operations before income taxes	1,146	2,519	84
Loss on sale of discontinued operations including transactions expense of $1,201 and $720, in 2016 and 2015 respectively	(15,068)	(2,142)	—
Total (loss) gain on discontinued operations before income taxes	(13,922)	377	84
Income tax expense related to discontinued operations	37	440	160
Net loss on discontinued operations	$(13,959)	$(63)	$(76)

26.  Impairment of Lift Venture Investment

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

27.  Subsequent Events

On January 23, 2017, Manitex International Inc. entered into a Controlled Equity Offering Sales Agreement (“Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which the Company may offer and sell shares of its common stock, no par value per share, having an aggregate offering price up to $20,000 through Cantor.  The Company thought it prudent to put a mechanism in place by which supplemental liquidity can be provided to address working capital requirements or other capital requirements that may arise in conjunction with production requirements.  Funds provided through the Sales Agreement totaled $2,608 in January 2017 from the sale of 294,524 shares of the Company's common stock.

Manitex International, Inc. and its U.S. subsidiaries currently have a Loan Agreement, as amended, with Private Bank.  On February 10, 2017 the Company and Private Bank entered into Amendment No. 4 to the Loan Agreement (the “Amendment”).  The principal modification to the Loan Agreement resulting from the Amendment is adjusting the financial covenants for the quarters ending December 31, 2016 through the maturity date.  See Note 11.

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

Management’s Assessment

Management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO) in Internal Control—Integrated Framework (2013). In connection with such evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2016, has been audited by UHY LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Company and Private Bank Amend Loan Agreement

Manitex International, Inc. (the “Company”) and its U.S. subsidiaries currently have a Loan and Security Agreement , as amended, (the “Loan Agreement”) with The Private Bank and Trust Company  (“Private Bank”). On February 20, 2017, the Company and the Private Bank entered into Amendment No. 4 to the Loan Agreement (the “Amendment”). The principal modification to the Loan Agreement resulting from the Amendment is adjusting the financial covenants for the fiscal quarters ending December 31, 2016 through the maturity date.

The above summary of the Amendment is qualified in its entirety by reference to the copy of such Amendment, which is attached as Exhibit 10.28 to this Annual Report on Form 10-K and is incorporated by reference herein.

PART III

Certain information required by Part III is omitted from this Form 10-K as the Company intends to file with the Commission its definitive Proxy Statement for its 2016 Annual Meeting of Shareholders (the “2016 Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2016.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the headings “Nominees to Serve Until the 2018 Annual Meeting,” “Executive Officers of the Company who are not also Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Committee on Directors and Board Governance,” and “Audit Committee” in our 2017 Proxy Statement is incorporated herein by reference.

Our directors, executive officers and stockholders with ownership of 10% or greater are required, under Section 16(a) of the Securities Exchange Act of 1934, to file reports of their ownership and changes to their ownership of our securities with the SEC. Based solely on our review of the reports and any written representations we received that no other reports were required, we believe that, during the year ended December 31, 2016, all of our officers, directors and stockholders with ownership of 10% or greater complied with all Section 16(a) filing requirements applicable to them, except David H. Gransee, an executive officer, filed a Form 4 on January 20, 2017 reporting a transaction that occurred on December 31, 2016.

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

The information under the headings “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” on Executive Compensation “COMPENSATION DISCUSSION AND ANALYSIS” “EXECUTIVE COMPENSATION,” and “DIRECTOR COMPENSATION” in our 2017 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the headings “Equity Compensation Plan Information” and “PRINCIPAL STOCKHOLDERS” in our 2017 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the headings “Transactions with Related Persons,” “Corporate Governance,” “Compensation Committee,” and “Audit Committee” in our 2017 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the heading “Audit Committee” in our 2017 Proxy Statement is incorporated herein by reference.

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

Dated: March 9, 2017

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

/s/ D AVID J. LANGEVIN	March 9, 2017
David J. Langevin, Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ D AVID H. GRANSEE	March 9, 2017
David H. Gransee, Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ R ONALD M. CLARK	March 9, 2017
Ronald M. Clark, Director

/s/ R OBERT S. GIGLIOTTI	March 9, 2017
Robert S. Gigliotti, Director

/s/ F REDERICK B. K NOX	March 9, 2017
Frederick B. Knox, Director

/s/ M ARVIN B. ROSENBERG	March 9, 2017
Marvin B. Rosenberg, Director

/s/ S TEPHEN J. TOBER	March 9, 2017
Stephen J. Tober, Director

Exhibit Index

Exhibit No.		Description

1.1

Controlled Equity OfferingSM Sales Agreement, dated January 23, 2017, by and between Manitex International, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on January 23, 2017).

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

Sale and Purchase Agreement by and among Manitex International, Inc., BP S.r.l. and NEIP III S.p.A. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on December 28, 2016).

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

Exhibit No.	Description

10.8	Lease Agreement, dated May 26, 2010, between Manitex International, Inc. and KB Building, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 28, 2010).

10.9	Lease Amendment, dated June 6, 2014 between Manitex International, Inc. and KB Building, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 6, 2014).

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

10.22

First Amendment to the Second Amended and Restated Manitex International, Inc. 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q August 7, 2013).

10.23

Second Amendment to Manitex International, Inc.’s Second Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 3, 2016).

10.24

Loan and Security Agreement, dated as of July 20, 2016, by and among The PrivateBank and Trust Company, as administrative agent and sole lead arranger, Manitex International, Inc., Manitex Inc., Manitex Sabre, Inc., Badger Equipment Company, Crane and Machinery, Inc., Crane and Machinery Leasing, Inc., Lifking, Inc. and Manitex, LLC (as the US Borrowers) and Manitex Liftking, ULC (as the Canadian Borrower) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 25, 2016).

10.25

First Amendment to Loan and Security Agreement, dated as of August 4, 2016, by and among Manitex International, Inc., Manitex Inc., Manitex Sabre, Inc., Badger Equipment Company, Crane and Machinery, Inc., Crane and Machinery Leasing, Inc., Liftking, Inc., Manitex, LLC and Manitex Liftking, ULC, The Private Bank and Trust Company and the lenders party thereto.

Exhibit No.		Description

10.26

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

10.27

Third Amendment to Loan and Security Agreement, dated as of November 8, 2016, by and among Manitex International, Inc., Manitex Inc., Manitex Sabre, Inc., Badger Equipment Company, Crane and Machinery, Inc., Crane and Machinery Leasing, Inc., and Manitex, LLC, The Private Bank and Trust Company and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed November 9, 2016).

10.28	(1)

Fourth Amendment to Loan and Security Agreement, dated as of February 10, 2017, by and among Manitex International, Inc., Manitex Inc., Manitex Sabre, Inc., Badger Equipment Company, Crane and Machinery, Inc., Crane and Machinery Leasing, Inc., and Manitex, LLC, The Private Bank and Trust Company and the lenders party thereto.

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

10.32

Amendment No. 2 to the Amended and Restated Specialized Equipment Export Facility Master Revolving Note dated November 13, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 1, 2015).

10.33

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

10.36

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

10.38

Comerica Bank Foreign Currency Exchange Master Agreement, dated September 7, 2007, between Veri-Tek International, Corp. (now known as Manitex International, Inc.) and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 14, 2007) .

10.39

Specialized Equipment Export Facility Master Revolving Note for $2.0 million dated December 23, 2011, between Manitex Liftking, ULC and Comerica Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 30, 2011).

Exhibit No.	Description

10.40

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

10.42	Manitex International, Inc. Waiver issued to Export Development Canada dated December 9, 2011 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on December 30, 2011).

10.43	Manitex, LLC Waiver issued to Export Development Canada dated December 9, 2011 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on December 30, 2011).

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

10.50

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

10.57

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

10.65	*

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

10.73

Investment Agreement, dated July 21, 2014, between Manitex International, Inc., IPEF III Holdings n° 11 S.A and Columna Holdings Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 25, 2014).

Exhibit No.		Description

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

10.77		Commitment Letter dated July 21, 2014 the Company and PM Group (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on July 25, 2014).

10.78

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

10.80

First Amendment, dated March 15, 2016, to Credit Agreement, dated as of December 19, 2014 among ASV, the Loan Parties party thereto and Garrison Loan Agency Services LLC, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 17, 2017).

10.81

Revolving Credit, Term Loan and Security Agreement dated as of December 23, 2016 among A.S.V., LLC, the Loan Parties thereto, the Lenders and PNC Bank, National Association, as agent for Lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 29, 2016).

10.82

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

The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the fiscal years ended December 31, 2016, 2015 and 2014, (ii) Consolidated Balance Sheets as of December 31, 2016 and 2015, (iii) Consolidated Statements of Shareholders Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Denotes a management contract or compensatory plan or arrangement.
(1)	Filed herewith.