Form 10-Q
period 2017-03-31
Manitex International, Inc.
filed 2017-05-04
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, no par, outstanding at May 2, 2017 was 16,552,186

MANITEX INTERNATIONAL, INC.

FORM 10-Q INDEX

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	Unaudited	Unaudited
ASSETS
Current assets
Cash	$2,930	$5,110
Cash-restricted	772	1,308
Trade receivables (net)	49,837	47,267
Accounts receivable from related party	89	501
Other receivables	2,254	1,332
Inventory (net)	88,196	90,901
Prepaid expense and other	5,057	4,745
Total current assets	149,135	151,164
Total fixed assets (net)	36,550	37,241
Intangible assets (net)	55,546	56,809
Goodwill	70,635	70,248
Other long-term assets	1,990	1,978
Deferred tax asset	545	545
Total assets	$314,401	$317,985
LIABILITIES AND EQUITY
Current liabilities
Notes payable—short term	$30,456	$27,408
Current portion of capital lease obligations	815	338
Accounts payable	43,946	45,778
Accounts payable related parties	1,915	4,373
Accrued expenses	14,806	16,658
Other current liabilities	2,733	2,150
Total current liabilities	94,671	96,705
Long-term liabilities
Revolving term credit facilities	35,236	35,562
Notes payable (net)	49,938	49,986
Capital lease obligations	5,390	6,004
Convertible note related party (net)	6,897	6,862
Convertible note (net)	14,151	14,098
Deferred gain on sale of property	991	1,058
Deferred tax liability	3,427	3,242
Other long-term liabilities	4,566	4,906
Total long-term liabilities	120,596	121,718
Total liabilities	215,267	218,423
Commitments and contingencies
Equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at March 31, 2017 and December 31, 2016	—	—
Common Stock—no par value 25,000,000 shares authorized, 16,552,186 and 16,200,294 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	97,247	94,324
Paid in capital	2,522	2,918
Retained earnings	(21,983)	(18,572)
Accumulated other comprehensive loss	(3,929)	(4,272)
Equity attributable to shareholders of Manitex International, Inc.	73,857	74,398
Equity attributable to noncontrolling interest	25,277	25,164
Total equity	99,134	99,562
Total liabilities and equity	$314,401	$317,985

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2017	2016
	Unaudited	Unaudited
Net revenues	$67,852	$85,386
Cost of sales	56,059	70,548
Gross profit	11,793	14,838
Operating expenses
Research and development costs	1,207	1,318
Selling, general and administrative expenses	12,099	11,391
Total operating expenses	13,306	12,709
Operating (loss) income	(1,513)	2,129
Other income (expense)
Interest expense	(1,845)	(2,765)
Foreign currency transaction loss	(83)	(516)
Other income (expense)	234	(30)
Total other expense	(1,694)	(3,311)
Loss before income taxes and loss in non-marketable equity interest from continuing operations	(3,207)	(1,182)
Income tax expense (benefit) from continuing operations	90	(114)
Loss in non-marketable equity interest, net of taxes	—	(39)
Net loss from continuing operations	(3,297)	(1,107)
Discontinued operations
Income from operations of discontinued operations	—	3,071
Income tax expense	—	631
Income on discontinued operations	—	2,440
Net (loss) income	(3,297)	1,333
Net (income) loss attributable to noncontrolling interest	(114)	127
Net (loss) income attributable to shareholders of Manitex International, Inc.	$(3,411)	$1,460
(Loss) earnings Per Share
Basic
Loss from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.21)	$(0.06)
Income from discontinued operations attributable to shareholders of Manitex International, Inc.	$—	$0.15
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$(0.21)	$0.09
Diluted
Loss from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.21)	$(0.06)
Earnings from discontinued operations attributable to shareholders of Manitex International, Inc.	$—	$0.15
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$(0.21)	$0.09
Weighted average common shares outstanding
Basic	16,559,343	16,105,601
Diluted	16,559,343	16,105,601

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended March 31,
	2017	2016
	Unaudited	Unaudited
Net (loss) income:	$(3,297)	$1,333
Other comprehensive income
Foreign currency translation adjustments	343	2,069
Total other comprehensive income	343	2,069
Comprehensive (loss) income	(2,954)	3,402
Comprehensive (loss) income attributable to noncontrolling interest	(114)	127
Total comprehensive (loss) income attributable to shareholders of Manitex International, Inc.	$(3,068)	$3,529

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2017	2016
	Unaudited	Unaudited
Cash flows from operating activities:
Net (loss) income	$(3,297)	$1,333
Adjustments to reconcile net income (loss) to cash used for operating activities:
Depreciation and amortization	2,639	2,941
Changes in allowances for doubtful accounts	3	312
Changes in inventory reserves	(6)	305
Deferred income taxes	146	(16)
Amortization of deferred financing costs	195	321
Revaluation of contingent acquisition liability	(346)	—
Amortization of debt discount	63	143
Change in value of interest rate swaps	(401)	(386)
Loss in non-marketable equity interest	—	39
Share-based compensation	229	285
Adjustment to deferred gain on sale and lease back	—	(118)
Loss on disposal of assets	39	16
Reserves for uncertain tax provisions	17	16
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,765)	(19,384)
(Increase) decrease in inventory	3,047	440
(Increase) decrease in prepaid expenses	(307)	793
(Increase) decrease in other assets	(22)	77
Increase (decrease) in accounts payable	(4,656)	90
Increase (decrease) in accrued expense	(1,937)	(2,533)
Increase (decrease) in other current liabilities	557	349
Increase (decrease) in other long-term liabilities	(60)	(148)
Discontinued operations - cash used for operating activities	—	(5,435)
Net cash used for operating activities	(6,862)	(20,560)

Cash flows from investing activities:
Purchase of property and equipment	(285)	(335)
Investment in intangibles other than goodwill	(39)	(19)
Investment received form noncontrolling interest (Note 16)	—	2,450
Discontinued operations - cash provided by investing activities	—	2,170
Net cash (used for) provided by investing activities	(324)	4,266
Cash flows from financing activities:
(Payments) borrowings on revolving term credit facilities	(326)	5,570
Net borrowings on working capital facilities	2,812	6,409
New borrowings	516	701
Debt issuance costs incurred	(50)	(394)
Note payments	(676)	(7,177)
Shares repurchased for income tax withholding on share-based compensation	(128)	(42)
Proceeds from stock offering	2,426
Proceeds for sale and leaseback	—	4,080
Payments on capital lease obligations	(145)	(238)
Discontinued operations - cash provided by financing activities	—	2,452
Net cash provided by financing activities	4,429	11,361
Net decrease in cash and cash equivalents	(2,757)	(4,933)
Effect of exchange rate changes on cash	41	284
Cash and cash equivalents at the beginning of the year	6,418	8,578
Cash and cash equivalents at end of period	$3,702	$3,929

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

ManitexValla S.r.L. (“Valla”) produces a line of industrial pick and carry cranes using electric, diesel, and hybrid power options with lifting capacity that range from 2 to 90 tons.  Its cranes offer wheeled or tracked, and fixed or swing boom configurations, with special applications designed specifically to meet the needs of its customers.   Valla’s products are sold internationally through dealers and into the rental distribution channel.

Sabre Manufacturing, LLC, which is located in Knox, Indiana, manufactures a comprehensive line of specialized mobile tanks for liquid and solid storage and containment solutions with capacities from 8,000 to 21,000 gallons. Its mobile tanks are sold to specialized independent tank rental companies and through the Company’s existing dealer network. The tanks are used in a variety of end markets such as petrochemical, waste management and oil and gas drilling.

ASV Segment

The Company acquired 51% of A.S.V., Inc. from Terex Corporation (“Terex”) in 2014. Subsequent to the acquisition date ASV was converted to an LLC and its name was changed to A.S.V., LLC (ASV). ASV is located in Grand Rapids, Minnesota manufactures a line of high quality compact track and skid steer loaders. ASV’s products are used in the site clearing, general construction, forestry, golf course maintenance and landscaping industries, with general construction being the largest market. The ASV products are distributed through independent dealers and the Terex distribution channels, as well as through the Company.

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

2. Basis of Presentation

The accompanying consolidated financial statements, included herein, have been prepared by the Company without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed) necessary for a fair presentation of the Company’s financial position as of March 31, 2017, and results of its operations and cash flows for the periods presented. The consolidated balances as of December 31, 2016 were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the year.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amounts the Company’s customers are invoiced and do not bear interest. Accounts receivable is reduced by an allowance for amounts that may become uncollectible in the future. The Company’s estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where the Company has information that the customer may have an inability to meet its financial obligations. The Company had allowances for doubtful accounts of $73 and $70 at March 31, 2017 and December 31, 2016, respectively.

Inventory Valuation

Inventory consists of stock materials and equipment stated at the lower of cost (first in, first out) or net realizable value. All equipment classified as inventory is available for sale. The Company records excess and obsolete inventory reserves. The estimated reserve is based upon specific identification of excess or obsolete inventories. Selling, general and administrative expenses are expensed as incurred and are not capitalized as a component of inventory.

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

Interest Rate Swap Contracts—The Company enters into derivative instruments to manage its exposure to interest rate risk related to certain foreign term loans. Derivatives are initially recognized at fair value at the date the contract is entered into and are subsequently remeasured to their fair value at the end of each reporting period. The resulting gain or loss is recognized in current earnings immediately unless the derivative is designated and effective as a hedging instrument, in which case the effective portion of the gain or loss is recognized and is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedging instrument affects earnings (date of sale). The Company’s interest rate swap contracts are held by the PM Group and are intended to manage the exposure to interest rate risk related to certain term loans that PM Group has with certain financial institutions in Italy. These contracts have been determined not to be hedge instruments under ASC 815-10.

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

Comprehensive Income

Reporting “Comprehensive Income” requires reporting and displaying comprehensive income and its components. Comprehensive income includes, in addition to net earnings, other items that are reported as direct adjustments to stockholder’s equity. Currently, the comprehensive income adjustment required for the Company consists of a foreign currency translation adjustment, which is the result of consolidating its foreign subsidiaries.

Reclassification

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.

2. Supplemental Cash Flow Disclosures

Interest received and paid, income tax refunds received and income taxes paid and non-cash transactions for the periods ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
Interest received in cash	—	—
Interest paid in cash	1,987	3,033
Income tax payments (refunds) in cash	28	(1,142)

Non cash transactions
Issuance of common stock in connection with Terex note repayment	—	150

3. Financial Instruments—Forward Currency Exchange Contracts and Interest Rate Swap Contracts

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis as of March 31, 2017 and December 31, 2016 by level within the fair value hierarchy. As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is summary of items that the Company measures at fair value on a recurring basis:

	Fair Value at March 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Forward currency exchange contracts	$—	$24	$—	$24
Interest rate swap contracts	—	8	—	8
PM contingent liabilities	—	—	—	—
Valla contingent consideration	—	—	196	196
Total liabilities at fair value	$—	$32	$196	$228

	Fair Value at December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Forward currency exchange contracts	$—	$159	$—	$159
Interest rate swap contracts	—	405	—	405
PM contingent liabilities	—	—	316	316
Valla contingent consideration	—	—	193	193
Total liabilities at fair value	$—	$564	$509	$1,073

Fair Value Measurements

ASC 820-10 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	—	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	—	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3	—	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

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

Forward Currency Contracts

When the Company receives a significant order in a currency other than the operating unit’s functional currency, management may evaluate different options that are available to mitigate future currency exchange risks. The decision to hedge future sales is not automatic and is decided case by case. The Company only uses hedge instruments to hedge firm existing sales orders and not estimated exposure, when management determines that exchange risks exceed desired risk tolerance levels. The forward currency contracts used to hedge future sales are designated as cash flow hedges under ASC 815-10 provided certain criteria are met.   For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (date of sale). Gains or losses on cash flow hedges when recognized into income are included in net revenues. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The Company expects minimal ineffectiveness as the Company has hedged only firm sales orders and has not hedged estimated exposures.  As of March 31, 2017 the Company had no outstanding forward currency contracts that were in place to hedge future sales. Therefore, there are currently no unrealized pre-tax gains or losses which will reclassified from other comprehensive income into earnings during the next 12 months.

At times , the Company enters into forward currency exchange contracts in relationship such that the exchange gains and losses on the assets and liabilities denominated in a currency other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. The forward currency exchange contracts that the Company has to offset existing assets and liabilities denominated in a currency other than the reporting units’ functional currency have been determined not to be considered a hedge under ASC 815-10. The Company records at the balance sheet date the forward currency exchange contracts at its market value with any associated gain or loss being recorded in current earnings. Both realized and unrealized gains and losses related to forward currency contracts are included in current earnings and are reflected in the Statement of Income in the other income (expense) section on the line titled foreign currency transaction gains (losses). Items denominated in a currency other than a reporting unit functional currency include certain intercompany receivables due from the Company’s Italian subsidiaries and accounts receivable and accounts payable of our Italian subsidiaries and their subsidiaries

PM Group has an intercompany receivable denominated in Euros from its Chilean subsidiary.  At March 31, 2017, the Company had entered into a forward currency exchange contract that matures on August 2, 2017.  Under the contract the Company is obligated to sell 1,500,000 Chilean pesos for 2,084 euros. The purpose of the forward contract is to mitigate the income effect related to this intercompany receivable that results with a change in exchange rate between the Euro and the Chilean peso.

Interest Rate Swap Contracts

A contract was signed by PM Group, for an original notional amount of € 482 (€ 516 at March 31, 2017), maturing on October 1, 2020 with interest paid monthly.   PM pays interest at a rate of 3.90% and receives from the counterparties interest at the “Euribor” rate for the period in question if greater than 0.90%.

As of March 31, 2017, the Company had the following forward currency contracts and interest rate swaps:

Nature of Derivative	Currency	Amount	Type
Forward currency sales contracts	Chilean peso	1,500,000	Not designated as hedge instrument
Interest rate swap contracts	Euro	482	Not designated as hedge instrument

The following table provides the location and fair value amounts of derivative instruments that are reported in the Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016:

Total derivatives NOT designated as a hedge instrument

		Fair Value
	Balance Sheet Location	March 31, 2017	December 31, 2016
Liabilities Derivatives
Foreign currency exchange contract	Accrued expense	$24	$159
Interest rate swap contracts	Notes payable	8	405
Total liabilities		$32	$564

The following tables provide the effect of derivative instruments on the Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016:

		Gain or (loss)
	Location of gain or (loss) recognized in Income Statement	Three Months Ended March 31,
		2017	2016
Derivatives Not designated as Hedge Instrument
Forward currency contracts	Foreign currency transaction (losses)	$(52)	$(194)
Interest rate swap contracts	Interest expense	321	386
Forward currency contracts	Income from operations of discontinued operations	—	71
		$269	$263

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

5. Net Earnings (Loss) per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of convertible debt and restricted stock units. Details of the calculations are as follows:

	Three Months Ended March 31,
	2017	2016
Net (loss) income attributable to shareholders of Manitex International, Inc.
Net loss from continuing operations	$(3,297)	$(1,107)
Less: (income) loss attributable to noncontrolling interest	(114)	127
Net loss from continuing operations attributable to shareholders of Manitex International, Inc.	(3,411)	(980)
Income from operations of discontinued operations, net of income taxes	—	2,440
Net (loss) income attributable to shareholders of Manitex International, Inc.	$(3,411)	$1,460

(Loss) earnings per share
Basic
Loss from continuing operations attributable to shareholders' of Manitex International, Inc.	$(0.21)	$(0.06)
Earnings from operations of discontinued operations attributable to shareholders of Manitex International, Inc., net of tax	$—	$0.15
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$(0.21)	$0.09

Diluted
Loss from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.21)	$(0.06)
Income from operations of discontinued operations attributable to shareholders of Manitex International, Inc., net of tax	$—	$0.15
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$(0.21)	$0.09
Weighted average common shares outstanding
Basic	16,559,343	16,105,601

Diluted	16,559,343	16,105,601

There are 266,397 and 268,819 restricted stock units which are anti-dilutive and therefore not included in the average number of diluted shares shown above for the three months ended March 31, 2017 and 2016, respectively.

6. Equity

Stock issued to employees and Directors

The Company issued shares of common stock to employees and Directors as restricted stock units issued under the Company’s 2004 Employer Incentive Plan vested. Upon issuance entries were recorded to increase common stock and decrease paid in capital for the amounts shown below. The following is a summary of stock issuances that occurred during the period:

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
January 1, 2017	Directors	4,290	$54
January 1, 2017	Employees	20,932	266
January 4, 2017	Directors	7,675	47
January 4, 2017	Employees	42,533	258
		75,430	$625

Stock Repurchase

The Company purchases shares of Common Stock from certain employees at the closing price on the date of purchase. The stock was purchased from the employees to satisfy employees’ withholding tax obligations related to stock issuances described above.  The below is summary of common stock purchased during the three months ended March 31, 2017:

Date of Purchase	Shares Purchased	Closing Price on Date of Purchase
January 1, 2017	6,312	$6.86
January 4, 2017	11,750	$7.27
	18,062

Common stock was decreased by 129 , the aggregated value of the shares reflected in the above table.

2004 Equity Incentive Plan

In 2004, the Company adopted the 2004 Equity Incentive Plan and subsequently amended and restated the plan on September 13, 2007, May 28, 2009, June 5, 2013 and June 2, 2016. The maximum number of shares of common stock reserved for issuance under the plan is 1,329,364 shares. The total number of shares reserved for issuance however, can be adjusted to reflect certain corporate transactions or changes in the Company’s capital structure. The Company’s employees and members of the board of directors who are not our employees or employees of our affiliates are eligible to participate in the plan. The plan is administered by a committee of the board comprised of members who are outside directors. The plan provides that the committee has the authority to, among other things, select plan participants, determine the type and amount of awards, determine award terms, fix all other conditions of any awards, interpret the plan and units, performance shares and performance units, except Directors may not be granted stock appreciation rights, performance shares and performance units. During any calendar year, participants are limited in the number of grants they may receive under the plan. In any year, an individual may not receive options for more than 15,000 shares, stock appreciation rights with respect to more than 20,000 shares, more than 20,000 shares of restricted stock and/or an award for more than 10,000 performance shares or restricted stock units or performance units. The plan requires that the exercise price for stock options and stock appreciation rights be not less than fair market value of the Company’s common stock on date of grant.

Restricted stock units are subject to the same conditions as the restricted stock awards except the restricted stock units will not have voting rights and the common stock will not be issued until the vesting criteria are satisfied.

The following table contains information regarding restricted stock units:

March 31, 2017
Outstanding on January 1, 2017	342,004
Units granted during the period	—
Vested and issued	(57,368)
Vested —issued and repurchased for income tax withholding	(18,062)
Forfeited	(177)
Outstanding on March 31, 2017	266,397

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $229 and $285 for the three months March 31, 2017 and 2016, respectively. Additional compensation expense related to restricted stock units will be $686, $564 and $215 for the remainder of 2017, 2018 and 2019, respectively.

7. New Accounting Pronouncements

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” (“ASU 2015-11”). ASU 2015-11 requires inventory be measured at the lower of cost or net realizable value and options that currently exist for market value be eliminated. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. ASU 2015-11 should be applied prospectively.  The Company has adopted this guidance during the quarter ended March 31, 2017 on a prospective basis. The adoption of this guidance did not have a significant impact on the operating results for the three months ended March 31, 2017.

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

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815),” (“ASU 2016-05”). ASU 2016-05 provides guidance clarifying that novation of a derivative contract (i.e. a change in counterparty) in a hedge accounting relationship does not, in and of itself, require designation of that hedge accounting relationship. The Company has adopted this guidance during the quarter ended March 31, 2017. The adoption of this guidance did not have an impact on the operating results for the three months ended March 31, 2017.

In March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815),” (“ASU 2016-06”). ASU 2016-06 simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by clarifying that an exercise contingency does not need to be evaluated to determine whether it relates to interest rates and credit risk in an embedded derivative analysis. The effective date will be the first quarter of fiscal year 2017, with early adoption permitted. The Company has adopted this guidance during the quarter ended March 31, 2017. The adoption of this guidance did not have an impact on the operating results for the three months ended March 31, 2017.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting,” (“ASU 2016-09”). ASU 2016-09 is intended to simplify several aspects of accounting for share-based payment awards. The effective date will be the first quarter of fiscal year 2017, with early adoption permitted. The Company has adopted the guidance for the year ended December 31, 2017. The adoption of this guidance did not have an impact on the operating results for the three months ended March 31, 2017.

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

8. Inventory

The components of inventory are as follows:

	March 31, 2017	December 31, 2016
Raw materials and purchased parts, net	$63,034	$62,252
Work in process	4,027	4,396
Finished goods	21,135	24,253
Inventory, net	$88,196	$90,901

The Company has established reserves for obsolete and excess inventory of $2,926 and $2,515 as of March 31, 2017 and December 31, 2016, respectively.

9. Goodwill and Intangible Assets

	March 31, 2017	December 31, 2016	Useful lives
Patented and unpatented technology	$25,545	$25,409	7-10 years
Amortization	(13,041)	(12,630)
Customer relationships	38,582	38,444	10-20 years
Amortization	(11,940)	(10,851)
Trade names and trademarks	18,975	18,892	25 years-indefinite
Amortization	(2,582)	(2,463)
Non-competition agreements	50	50	2-5 years
Amortization	(43)	(42)
Customer backlog	371	370	<1 year
Amortization	(371)	(370)
Total Intangible assets	$55,546	$56,809

Amortization expense for intangible assets was $1,577 and $1,680 for the three months ended March 31, 2017 and 2016, respectively.

Changes in goodwill for the three months ended March 31, 2017 are as follows:

	Lifting Equipment Segment	ASV Segment	Total
Balance January 1, 2017	$39,669	$30,579	$70,248
Effect of change in exchange rates	387	—	387
Balance March 31, 2017	$40,056	$30,579	$70,635

10. Accrued Expenses

	March 31, 2017	December 31, 2016
Accounts payable:
Trade	$43,074	$44,308
Bank overdraft	872	1,470
Total accounts payable	$43,946	$45,778
Accrued expenses:
Accrued payroll	$1,761	$1,241
Accrued employee benefits	835	1,279
Accrued bonuses	126	741
Accrued vacation expense	1,532	1,344
Accrued interest	1,014	1,831
Accrued commissions	381	391
Accrued expenses—other	2,804	2,223
Accrued warranty	3,225	3,438
Accrued taxes other than income taxes	1,599	1,950
Accrued product liability and workers compensation claims	1,529	2,220
Total accrued expenses	$14,806	$16,658

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

	Three Months Ended March 31,
	2017	2016
Balance January 1,	$3,438	$3,468
Accrual for warranties issued during the period	522	866
Warranty services provided	(649)	(780)
Changes in estimate	(95)	(59)
Foreign currency translation	9	35
Balance March 31,	$3,225	$3,530

12. Credit Facilities and Debt

U.S.  Credit Facilities

At March 31, 2017, the Company and its U.S. subsidiaries have a Loan and Security Agreement, as amended, (the “Loan Agreement”) with The Private Bank and Trust Company (“Private Bank”).  The Loan Agreement provides a revolving credit facility with a maturity date of July 20, 2019.   The aggregate amount of the facility is $25,000.

The maximum borrowing available to the Company under the Loan Agreement is limited to: (1) 85% of eligible receivables; plus (2) 50% of eligible inventory valued at the lower of cost or market subject to a $17,500 limit; plus (3) 80% of eligible used equipment, as defined, valued at the lower of cost or market subject to a $2,000 limit.  At March 31, 2017, the maximum the Company could borrow based on available collateral was capped at $23,943.  At March 31, 2017, the Company had borrowed $21,277 under this facility. Effective May 1, 2017 and June 1, 2017, the Company’s collateral is subject to a $1,500 and $5,000 reserve, respectively, until the Fixed Charge Coverage ratio exceeds 1.10 to 1.00.  The indebtedness under the Loan Agreement is collateralized by substantially all of the Company’s assets, except for the certain assets of the Company’s subsidiaries.

The Loan Agreement provides that the Company can opt to pay interest on the revolving credit at either a base rate plus a spread, or a LIBOR rate plus a spread.  The base rate spread ranges from 0.25% to 1.00% depending on the Senior Leverage Ratio (as defined in the Loan Agreement).  The LIBOR spread ranges from 2.25% to 3.00% also depending on the Senior Leverage Ratio.  At March 31, 2017, the base rate and LIBOR spreads were 1.00% and 3.00%, respectively.   Funds borrowed under the LIBOR option can be borrowed for periods of one, two, or three months and are limited to four LIBOR contracts outstanding at any time.

The underlying reference rate for our base rated borrowings at March 31, 2017 was 4.00%.  At March 31, 2017, the Company had three outstanding advances with interest tied to LIBOR.  The contracts had an underlying LIBOR rate of 0.8500%.  In addition, Private Bank assesses a 0.50% unused line fee that is payable monthly.

The Loan Agreement subjects the Company and its domestic subsidiaries to a quarterly EBITDA covenant (as defined).  The quarterly EBITDA covenant (as defined) are $(1,000) for the quarter ended  at March 31, 2017, $0 for the quarter ended  June 30, 2017, and $2,000 for all quarters starting the quarter ended September 30, 2017 through the end of the agreement. Additionally, the Company and its domestic subsidiaries are subject to a Fixed Charge Coverage ratio of 1.05 to 1.00 measured on an annual basis beginning December 31, 2017, followed by a Fixed Charge Coverage ratio of 1.15 to 1.00 measured quarterly starting March 31, 2018 (based on a trailing twelve month basis) through the term of the agreement.  The Loan Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, pay dividends or make distributions, repurchase stock, in each case subject to customary exceptions for a credit facility of this size.

The Loan Agreement has a Letter of Credit facility of $3,000, which is fully reserved against availability.

Notes Payable—Terex- ASV Acquisition

On December 19, 2014, the Company executed a note payable to Terex Corporation for $1,594. The note matures on June 19, 2017 and has an annual interest rate of 4.5%. Interest is payable semi-annually beginning on June 19, 2015. The note was issued in connection with acquisition of 51% interest in ASV from Terex Corporation. The note has an outstanding balance of $1,594 at March 31, 2017.

Note Payable—Bank

At March 31, 2017, the Company has a $292 note payable to a bank. The note dated January 18, 2017 had an original principal amount of $400 and an annual interest rate of 2.75%. Under the terms of the note the company is required to make eleven monthly payments of $37 commencing January 30, 2017. The proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest in the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums.

PM Group Short-Term Working Capital Borrowings

At March 31, 2017, PM Group had established demand credit and overdraft facilities with seven Italian banks and six banks in South America. Under the facilities, PM Group can borrow up to approximately €23,409 ($25,043) for advances against invoices, and letter of credit and bank overdrafts. Interest on the Italian working capital facilities is charged at the 3-month or 6-month Euribor plus 200 basis points, while interest on overdraft facilities is charged at the 3 month Euribor plus 350 basis points. Interest on the South American facilities is charged at a flat rate of points for advances on invoices ranging from 8% - 17%.

At March 31, 2017, the Italian banks had advanced PM Group €19,603 ($20,971), at variable interest rates, which currently range from 1.42% to 1.67%. At March 31, 2017, the South American banks had advanced PM Group €897 ($960), at variable interest rates, which currently range from 8% to 17%. Total short-term borrowings for PM Group were €20,500 (21,931) at March 31, 2017.

PM Group Term Loans

At March 31, 2017, PM Group has a €12,057 ($12,899) term loan with two Italian banks, BPER and Unicredit. The term loan is split into three separate notes and is secured by PM Group’s common stock.  Debt issuance costs offset against these term loans totaled €392 ($419) at March 31, 2017.

The first note has an outstanding principal balance of €3,986 ($4,264), is charged interest at the 6-month Euribor plus 236 basis points, effective rate of 2.12% at March 31, 2017. The note is payable in semi-annual installments beginning June 2017 and ending December 2021. The second note has an outstanding principal balance of €4,865 ($5,205), is charged interest at the 6-month Euribor plus 286 basis points, effective rate of 2.62% at March 31, 2017. The note is payable in semi-annual installments beginning June 2017 and ending December 2021. The third note has an outstanding principal balance of €3,206 ($3,430) and is non-interest bearing. The note is payable in semi-annual installments of €353 ($378), beginning June 2016 and ending December 2017 and a final balloon payment of €2,500 ($2,675) in December 2022.

An adjustment in the purchase accounting to value the non-interest bearing debt at its fair market value was made. At January 15, 2015 it was determined that the fair value of the debt was €1,460 or $1,561 less than the book value. This reduction is not reflected in the above descriptions of PM debt. This discount is being amortized over the life of the debt and being charged to interest expense. As of March 31, 2017 the remaining balance was €748 or $800 and has been offset to the debt.

PM Group is subject to certain financial covenants as defined by the debt restructuring agreement with BPER and Unicredit including maintaining (1) Net debt to EBITDA, (2) Net debt to equity, and (3) EBITDA to net financial charges ratios. The covenants are measured on a semi-annual basis.

At March 31, 2017 PM Group has unsecured borrowings with four Italian banks totaling €13,015 ($13,923). Interest on the unsecured notes is charged at the 3-month Euribor plus 250 basis points, effective rate of 2.17% at March 31, 2017. Principal payments are due on a semi-annual basis beginning June 2019 and ending December 2021. Accrued interest on these borrowings through the date of acquisition at January 15, 2015, totaled €358 ($378) and is payable in semi-annual installments beginning June 2019 and ending December 2019.

At March 31, 2017 Autogru PM RO, a subsidiary of PM Group, has two notes. The first note is payable in 60 monthly principal installments of €8 ($9), plus interest at the 1-month Euribor plus 300 basis points, effective rate of 3.00% at March 31, 2017, maturing October 2020. At March 31, 2017, the outstanding principal balance of the note was €363 ($388). The second note is payable in one instalment in June 2017 is charged interest at the 1-month Euribor plus 250 basis points, effective rate of 2.50% at March 31, 2017.  At March 31, 2017,  the outstanding principal balance of the note was €440 ($471).

PM has an interest rate swap with a fair market value at March 31, 2017 of €8 or $8 which has been included in debt.

Valla Short-Term Working Capital Borrowings

At March 31, 2017, Valla had established demand credit and overdraft facilities with two Italian banks. Under the facilities, Valla can borrow up to approximately €930 ($995) for advances against orders, invoices and bank overdrafts. Interest on the Italian working capital facilities is charged at a flat percentage rate for advances on invoices and orders ranging from 4.50% - 4.75%. At March 31, 2017, the Italian banks had advanced Valla €401 ($429).

Valla Term Loans

At March 31, 2017, Valla has a €110 ($118) term loan with Carisbo. The note is payable in 14 quarterly principal installments of €8 ($9), plus interest at the 3-month Euribor plus 470 basis points, effective rate of 4.37% at March 31, 2017, maturing on January 2021. At March 31, 2017, the outstanding principal balance of the note was €110 ($118).

ASV Loan Facilities

On December 23, 2016, ASV completed a new unitranche credit agreement with PNC Bank, National Association (“PNC”), and White Oak Global Advisors, LLC (“White Oak”) to provide a $65,000, 5-year credit facility. This new facility replaces ASV’s previous revolving credit and term loan facilities with JPMorgan Chase Bank, N.A., and Garrison Loan Agency Services LLC. The new facility consists of a $35,000 revolving credit facility (which is subject to availability based primarily on eligible accounts receivable and eligible inventory), a Term Loan A facility of $8,500 and a Term Loan B facility of $21,500.

Revolving Loan Facility with PNC

The $35,000 revolving loan facility includes two sub-facilities: (i) a $2,000 letter of credit sub-facility, and (ii) a $3,500 swing loan sub-facility, each of which is fully reserved against availability under the revolving loan facility. The facility matures on December 23, 2021.

The $35,000 revolving loan facility is a secured financing facility under which borrowing availability is limited to existing collateral as defined in the agreement.  The maximum amount available is limited to (i) the sum of (a) 85% of Eligible Receivables, plus (b) 90% of Eligible Insured Foreign Receivables, plus (c)  the lesser of (I) 95% of Eligible CAT Receivables, or $8,600  plus (ii) the lesser of (A) the sum of (I) up to 65% of the value of the Eligible Inventory (other than Eligible Inventory consisting of finished goods machines and service parts that are current), plus (II) 80% of the value of Eligible Inventory consisting of finished goods machines, plus (III) 75% of the value of Eligible Inventory consisting of service parts that are current) or, (B) up to 90% of the appraised net orderly liquidation value of Eligible Inventory. Inventory collateral is capped at $15,000 less outstanding letters of credit and any reasonable reserves as established by the bank. At March 31, 2017, the maximum ASV could borrow based on available collateral was capped at $18,058.

At March 31, 2017, ASV had drawn $13,959 under the $35,000 PNC Credit Agreement. ASV can opt to pay interest  at either a domestic rate plus a spread, or a LIBOR rate plus a spread.  The initial spread for domestic and LIBOR is fixed at 1.5% and 2.5% until delivery of certain reporting documents with respect to the fiscal quarter ending March 31, 2017, respectively. At which point the spread for domestic rate will range from 1% to 1.5% and LIBOR spread from 2% to 2.5% depending on the average undrawn availability (as defined in the loan agreement).    Funds borrowed under the LIBOR options can be borrowed for periods of one, two, or three months. The weighted average interest rate for the period ending March 31, 2017, was 3.8%. Additionally, the bank assesses a 0.375% unused line fee that is payable monthly.

Term Loan A with PNC

On December 23, 2016, ASV borrowed $8,500 under a term loan (“Term Loan A”) facility with PNC as the administrative agent.

At March 31, 2017, ASV had an outstanding balance of $8,500 (less $86 debt issuance cost, for net debt of $8,414). ASV can opt to pay interest at either a domestic rate plus a spread, or a LIBOR rate plus a spread.  The initial spread for domestic and LIBOR rates are initially fixed at 2% and 3% until delivery of certain reporting documents with respect to the fiscal quarter ending March 31, 2017, respectively. At which point the spread for domestic rate will range from 1% to 1.5% and LIBOR spread from 2% to 2.5% depending on the average undrawn availability (as defined in the loan agreement).  Funds borrowed under the LIBOR options can be borrowed for periods of one, two, or three months. The weighted average interest rate for the period ending March 31, 2017, was 4.00%.

ASV is obligated to make quarterly principal payments of $212 commencing on March 31, 2017. Any unpaid principal is due on maturity, which is December 23, 2021.   Interest is payable monthly.

Term Loan B with White Oak

On December 23, 2016, ASV borrowed $21,500 under term loan (“Term Loan B”) facility with White Oak as the administrative agent.

At March 31, 2017, ASV had an outstanding balance of $20,963 (less $618 debt issuance cost, for net debt of $20,344).  The interest rate is fixed at a LIBOR rate plus 10% until delivery of the same reporting documents referenced above.  After delivery of the reporting documents, ASV will pay interest at the LIBOR rate plus a spread of either 9% or 10% depending on the leverage ratio, provided that at no time will the LIBOR rate be less than 1%. The interest rate for the three months ended March 31, 2017 was 11%.

ASV is obligated to make quarterly principal payments of $538 commencing on March 31, 2017. Any unpaid principal is due on maturity, which is December 23, 2021.  Interest is payable monthly.

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

Capital leases

Georgetown facility

The Company leases it Georgetown facility under a capital lease that expires on April 30, 2028.  The monthly rent is currently $64 and is increased by 3% annually on September 1 during the term of the lease.   At March 31, 2017, the outstanding capital lease obligation is $5,284.

Winona facility

The Company has a lease which expired on February 1, 2017, that includes a one year extension through February 1, 2018, at the option of the Company.  The Company exercised its option to extend the lease.  The lease provides for monthly lease payments of $2 for its Winona, Minnesota facility. The Company has an option to purchase the facility for $500 by giving notice to the landlord of its intent to purchase the facility. The Landlord must receive such notice at least three months prior to end of the lease term. At March 31, 2017, the Company has outstanding capital lease obligation of $500 which is the amount of the purchase option.

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

The following is a summary of amounts financed under equipment capital lease agreements:

				Balance as of
	Amount Borrowed	Repayment Period	Amount of Monthly Payment	March 31, 2017
New equipment	$829	60	$16	$400

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

As of March 31, 2017, the note had a remaining principal balance of $6,897 and an unamortized discount of $603. The difference between current unamortized discount and the $893 initially recorded represents $290 of amortization of excess discount.

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

As of March 31, 2017, the note had remaining principal balance of $14,518 (less debt issuance costs of $367 for a net debt of $14,151) and an unamortized discount of $482. The difference between current unamortized discount and the $714 initially recorded represents $232 of amortization of excess discount.

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

Additionally beginning on December 31, 2011, the Company’s workmen’s compensation insurance policy has per claim deductible of $250 and aggregates of $1,000, $1,150, $1,325, $1,875 $1,575 and $1,575 for 2012, 2013, 2014, 2015, 2016 and 2017 policy years, respectively. The Company is fully insured for any amount on any individual claim that exceeds the deductible and for any additional amounts of all claims once the aggregate is reached. The Company currently has several workmen compensation claims related to injuries that occurred after December 31, 2011 and therefore are subject to a deductible. The Company does not believe that the contingencies associated with these worker compensation claims in aggregate will have a material adverse effect on the Company

On May 5, 2011, Company entered into two separate settlement agreements with two plaintiffs. As of March 31, 2017, the Company has a remaining obligation under the agreements to pay the plaintiffs an aggregate of $1,425 without interest in 15 annual installments of $95 on or before May 22 of each year. On, February 3, 2016, the Company entered into another legal settlement with a single plaintiff for €640 ($729). The liability had been fully accrued and resulted in no gain or loss. The Company has paid €500 ($535). As of March 31, 2017 the Company has a remaining obligation under the agreement to pay the plaintiff €140 ($150) without interest in monthly installments of €20 ($21). The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total payment will be charged to interest expense over payment period.

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

C&M Leasing rents equipment manufactured by the Company as well as a limited amount of equipment manufactured by third parties.   C&M Leasing has recently expanded its rental fleet.   C&M rents equipment to third parties under short-term operating lease.

The following is financial information for our three operating segments, i.e., Lifting Equipment, Equipment Distribution and ASV:

	Three Months Ended March 31,
	2017	2016
Net revenues
Lifting Equipment	$37,468	$52,096
Equipment Distribution	3,150	5,551
ASV	28,010	28,468
Inter-segment sales	(776)	(729)
Total	$67,852	$85,386
Operating (loss) income from continuing operations
Lifting Equipment	$(395)	$3,000
Equipment Distribution	(442)	154
ASV	1,148	1,027
Corporate expenses	(1,844)	(2,256)
Change in inter-segment profit in inventory elimination	20	204
Total operating (loss) income	$(1,513)	$2,129

Equipment segment operating earnings includes amortization of $904 and $1,006 for the three months ended March 31, 2017 and 2016, respectively. The Equipment Distribution segment operating earnings includes amortization of $36 and $37 for the three months ended March 31, 2017 and 2016, respectively. The ASV segment operating earnings includes amortization of $637 and $637 for the three months ended March 31, 2017 and 2016, respectively.

	March 31, 2017	December 31, 2016
Total Assets
Lifting Equipment	$190,820	$188,791
Equipment Distribution	7,387	8,742
ASV	115,490	119,732
Corporate	704	720
Total	$314,401	$317,985

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

As a result of the sale, in the third quarter 2016, of the Company's Liftking subsidiary, Lift Ventures LLC will no longer have the right to sell Schaeff and Liftking products in the future.  Additionally, as a result of certain financial difficulties experienced by the partner, who was to contribute design services, it will not be able to provide such services.  As a result of these events, the Company had determined that its investment in the Lift Ventures has become impaired and wrote off its entire investment in Lift Ventures LLC in third quarter of 2016.

The Company, through its subsidiaries, purchases and sells parts to BGI USA, Inc. (“BGI”) including its subsidiary SL Industries, Ltd (“SL”). BGI is a distributor of assembly parts used to manufacture various lifting equipment. SL Industries, Ltd is a Bulgarian subsidiary of BGI that manufactures fabricated and welded components used to manufacture various lifting equipment. The Company’s former President of Manufacturing Operations is the majority owner of BGI.

The Company through its Manitex Liftking subsidiary provided parts and services to LiftMaster, Ltd (“LiftMaster”) or purchased parts or services from LiftMaster. LiftMaster is a rental company that rents and services rough terrain forklifts. LiftMaster is owned by an individual who was a Vice President of Manitex Liftking ULC during the period that the Company owned this subsidiary and a relative of his.

As of March 31, 2017 the Company had an accounts receivable of $28 and $19 from BGI and SL and accounts payable of $7, $413, $306 and $63 to BGI, Lift Ventures, SL and Terex respectively.  As of December 31, 2016 the Company had an accounts receivable of $47 and $22 from SL and Lift Ventures, respectively and accounts payable of $471, $749, $7 and $940 to SL, Lift Ventures, BGI and Terex, respectively.

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

		Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Rent paid	Bridgeview Facility (1)	$65	$65
Sales to:	SL Industries, Ltd.	$—	$32
Purchases from:
	Lift Ventures	$618	$454
	SL Industries, Ltd.	69	917
	BGI	191	—
	LiftMaster	—	1
Total Purchases		$878	$1,372

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

Transactions with Terex

At March 31, 2017, ASV has accounts receivable due from Terex for $89 which is shown on the balance sheet on the line titled “accounts receivable from related party” and accounts payable of $1,173 on the line titled “accounts payable related parties”.  At December 31, 2016, accounts receivable due from Terex was $501 and accounts payable owed to Terex was $2,275.

The Company has the following notes payable to Terex:

	March 31,	December 31,
	2017	2016
Note payable related to ASV acquisition	$1,594	$1,594
Convertible note, (net)	$6,897	$6,862

See Note 12 and Note 13 for additional details regarding the above debt obligations.

The following is a summary of the amounts attributable to certain Terex transactions as described in the footnotes to the table, for the periods indicated:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Sales to Terex	$131	$867
Purchases from Terex	$2,132	$2,092

In addition to the above referenced purchases, ASV expensed $598 and $764 in connection with the Distribution and Cross Marketing Agreement for the three months ended March 31, 2017 and 2016, respectively and $51 and $51 in connection with the Service Agreement for the three months ended March 31, 2017 and 2016, respectively.

On March 4, 2016, CVS and Terex Operations Italy S.R.L. (“TOI”) entered into an agreement whereby TOI acquired certain inventories and intellectual property related to CVS’ terminal tractor line.  The transaction totaled €2,839 ($3,119) inclusive of VAT taxes and resulted in a gain of €1,987 ($2,212).  This gain was included in other income on the Consolidated Statement of Operations when the March 31, 2016 10-Q was filed.  It has subsequently been reclassed to discontinued operations.

On March 11, 2016, Terex made an additional $2,450 equity contribution to ASV.

17. Income Taxes

For the three months ended March 31, 2017, the Company recorded an income tax provision of $90, which included a discrete income tax provision of $97. The calculation of the overall income tax provision primarily consists of a foreign tax benefit and an income tax provision resulting from state and local taxes, and an increase in deferred tax liabilities related to indefinite-lived intangible assets. For the three months ended March 31, 2016, the Company recorded an income tax provision of $517 which consisted primarily of anticipated federal, state and local, and foreign taxes.

The effective tax rate for three months ended March 31, 2017 was an income tax benefit of 2.8% compared to an income tax provision of 27.4% in the comparable prior period. The effective tax rate for the three months ended March 31, 2017 differs from the U.S. statutory rate of 35% primarily due to the mix of domestic and foreign earnings, and an income tax provision resulting from the increase in deferred tax liabilities related to indefinite-lived intangible assets.

The Company’s total unrecognized tax benefits as of March 31, 2017 and 2016 were approximately $983 and $936, which, if recognized, would affect the Company’s effective tax rate. Included in the unrecognized tax benefits is a liability for the PM Group’s potential IRES and IRAP audit adjustments for the tax years 2009 – 2013. Depending upon the final resolution of the PM Group’s audit, the liability could be higher or lower than the amount recorded at March 31, 2017.

Note 18. Discontinued Operations

On September 30, 2016, the Company completed the sale of Manitex Liftking, ULC and on December 22, 2016, Manitex International, Inc. (the “Company”) completed the sale CVS Ferrari srl (“CVS”).

As disclosed in Note 22, in March 2016 10-Q, the Company recognized a gain of $2,212 from the sale of inventory and intellectual property related to CVS’s terminal tractor line which was included in other income.  In the quarter ended December 31, 2016, this amount was considered a component of the loss on sale and, therefore, was reclassified out of other income.

The following is the detail of major line items that constitute the income from discontinued operations:

For the Three
Months Ended
March 31,
2016
Net revenues	$16,975
Cost of sales	13,368
Research and development costs	171
Selling, general and administrative expenses	2,208
Interest expense	(348)
Other income	2,191
Income from discontinued operations before income taxes	3,071
Income tax related to discontinued operations	631
Net income on discontinued operations	$2,440

Note 19. Strategic Alternatives Under Consideration for ASV

During the first quarter of 2017, and as previously disclosed, management has continued to explore alternative strategic options related to the Company’s investment in ASV. These options include, but are not limited to, an initial public offering or the private sale of the interests in ASV, with a potential partial retainage of interests under either option. As part of this initial exploration of options, ASV filed a Registration Statement on Form S-1 with the SEC during the first quarter of 2017. As of May 4, 2017, the Board of Directors has not approved any of the alternative strategic options and continues its review of strategic alternatives. Should management determine that none of the strategic alternative options are desirable, then the Company may decide not to proceed with any transaction, or the Company may reconsider its strategic options at a future date, and retain its current interests in ASV.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements and are intended to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to, among other things, the Company’s expectations, beliefs, intentions, future strategies, future events or future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include, without limitation: (1) projections of revenue, earnings, capital structure and other financial items, (2) statements of our plans and objectives, (3) statements regarding the capabilities and capacities of our business operations, (4) statements of expected future economic conditions and the effect on us and on our customers, (5) expected benefits of our cost reduction measures, and (6) assumptions underlying statements regarding us or our business. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements are only predictions. Our actual results may differ materially from information contained in these forward looking-statements for many reasons, including, without limitation, those described below and in our 2016 Annual Report on Form 10-K for the fiscal year ended December 31, 2016, in the section entitled “Item 1A. Risk Factors”:

(1)	a future substantial deterioration in economic conditions, especially in the United States and Europe;
(2)	government spending, fluctuations in the construction industry, and capital expenditures in the oil and gas industry;
(3)	our level of indebtedness and our ability to meet financial covenants required by our debt agreements;
(4)	our ability to negotiate extensions of our credit agreements and to obtain additional debt or equity financing when needed;
(5)	the cyclical nature of the markets we operate in;
(6)	increase in interest rates;
(7)	our increasingly international operations expose us to additional risks and challenges associated with conducting business internationally;
(8)	difficulties in implementing new systems, integrating acquired businesses, managing anticipated growth, and responding to technological change;
(9)	our customers’ diminished liquidity and credit availability;
(10)	the performance of our competitors;
(11)	shortages in supplies and raw materials or the increase in costs of materials;
(12)	product liability claims, intellectual property claims, and other liabilities;
(13)	the volatility of our stock price;
(14)	future sales of our common stock;
(15)	the willingness of our stockholders and directors to approve mergers, acquisitions, and other business transactions;
(16)	currency transaction (foreign exchange) risks and the risk related to forward currency contracts;

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

The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. We do not undertake, and expressly disclaim, any obligation to update this forward-looking information, except as required under applicable law. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of the Company appearing elsewhere within this Form 10-Q.

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

In September 2016 and December 2016, the Company completed the sale of its Liftking and CVS subsidiaries, respectively. For financial statement presentation Liftking and CVS are presented as discontinued operations. See Note 18.

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

Economic Conditions

In 2014, the Company saw a decline in orders for cranes with higher lifting capacities that serve niche markets, including the North American energy sector slowdown from prior years, largely as a result of the fall in oil prices. In 2015, the Company aggressively pursued other markets for its boom trucks including the tree industry, utility industry, and the general construction markets.  This focus offset and mitigated the impact of the energy market decline. While oil prices continued to decline and the U.S. oil rig count dropped from 1,600 in January 2015 to just over 500 at end of the year we noted that the energy companies began selling excess equipment into our other markets. This combined impact lower energy market sales combined with the selling off of excess equipment resulted in a significant decrease in boom truck revenues during the year.

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

At the end of the quarter, the Company backlog was $60 million, including orders from ASV and PM that now comprise 38% of the total backlog at March 31, 2017.

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

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Net loss from continuing operations for the three month periods ended March 31, 2017 and 2016

For the three months ended March 31, 2017 and 2016 the Company had a net loss from continuing operations of $3.3  million and $1.1 million, respectively.

For the three months ended March 31, 2017, the net loss from continuing operations of $3.3 million consisted of revenue of $67.9 million, cost of sales of $56.1 million, research and development costs of $1.2 million, SG&A expenses of $12.1 million, interest expense of $1.8 million, foreign currency loss of $0.1 million, other income of $0.2 million and income tax expense of $0.1 million.

For the three months ended March 31, 2016, the net loss from continuing operations of $1.1 million consisted of revenue of $85.4 million, cost of sales of $70.5 million, research and development costs of $1.3 million, SG&A expenses of $11.4 million, interest expense of $2.8 million, foreign currency transaction loss of $0.5 million, and income tax benefit of $0.1 million.

Net revenues and gross profit —For the three months ended March 31, 2017, net revenues and gross profit were $67.9 million and $11.8 million, respectively. Gross profit as a percent of revenues was 17.4% for the three months ended March 31, 2017. For the three months ended March 31, 2016, net revenues and gross profit were $85.4 million and $14.9 million, respectively. Gross profit as a percent of revenues was 17.4% for the three months ended March 31, 2016.

Net revenues decreased $17.5 million or 20.5% to $67.9 million for the three months ended March 31, 2017 from $85.4 million for the comparable period in 2016. Revenues for the Lifting Equipment, ASV and Equipment Distribution segments decreased by $14.6 million, $0.5 million and $2.4 million or by 28.1%, 16.1% and 43.3%, respectively.

All the product lines within the Lifting Equipment segment experienced quarter over quarter revenues declines. The decline is primarily a result of the low backlog levels that the Company had at the beginning of the year.  Orders increased for almost all product lines, but were exceptionally pronounced for the Manitex straight mast cranes.  These orders significantly increased backlog, but due to the timing of the orders, production was not able to convert these orders into revenues due in part to the availability of chassis units to mount the cranes.

ASV revenues decline is attributable to a $2.4 million reduction in sales of undercarriages and parts to Caterpillar.  The decrease in sales to Caterpillar is due to lower production volumes of multi-terrain track loaders that use our undercarriage.  These decreases were offset by increase of $1.9 million in machine sales.

The Equipment Distribution segment had significant sales in Q4 2016 as the Company sought to liquidate used equipment inventory and focus on cash generation and debt reduction.  The reduction in sales in Q1 2017 is primarily a result of lower available inventory levels and timing of sales.

Our gross profit percent remained the same at 17.4% for the three months ended March 31, 2017 and  2016, respectively.

Research and development —Research and development was $1.2 million for the three months ended March 31, 2017 compared to $1.3 million for the same period in 2016. Research and development expenditures were relatively consistent with the prior period. The Company’s research and development spending continues to reflect our continued commitment to develop and introduce new products that give the Company a competitive advantage.

Selling, general and administrative expense —Selling, general and administrative expense for the three months ended March 31, 2017 was $12.1 million compared to $11.4 million for the comparable period in 2016, an increase of $0.7 million. The increase was primarily due to approximate $1.3 million incurred in connection with our participation at the 2017 Con Expo trade show. The Con Expo show, which is held every three years, was held in Las Vegas in March of this year. This show is an international gathering place for the construction industries. It is estimated that 130,000 professionals from around the world attended the show. This increase is offset by decreases in other selling, general, and administrative expenses as a result of the cost cutting program that resulted in savings of $0.6 million.

Operating (loss) income —   The Company had operating loss of $1.5 million compared with income of $2.1 million for the three months ended March 31, 2017 and 2016, respectively. The adverse change in operating income is the result of decreased revenues of $17.5 million, along with aggressive sales pricing in effort to move existing finished goods inventory. The sale of finished goods inventory at less than our normal margins was consistent with our priority of reducing debt.

Interest expense —Interest expense was $1.8 million for the three months ended March 31, 2017 compared to $2.8 million for the comparable period in 2016, a decrease of $1.0. The decrease in interest expense is attributed to lower interest on revolving credit lines and some term debt, and decreases in total debt.

Foreign currency transaction losses —For the three months ended March 31, 2017 and 2016, foreign currency losses were $0.1 and $0.5 million, respectively. As previously stated, the Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in a currency other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds. A substantial portion of the 2016 loses relate to a change in the Argentinian peso.  The Company has not been able to identify a strategy to effectively hedge the currency risks related to the Argentinian peso.  The Company records at the balance sheet date the forward currency exchange contracts at their market value with any associated gain or loss being recorded in current earnings as a currency gain or loss.

Other income — For the three months ended March 31, 2017, the Company had other income of $0.2 million.  The other income is the result of revaluing a contingent acquisition liability related to an option to acquire certain PM bank debt.

Income tax — For the three months ended March 31, 2017 and 2016 the Company recorded an income tax expense (benefit) of $0.1 and $(0.1) million, respectively. The calculation of the overall income tax provision primarily consists of a foreign tax benefit and an income tax provision resulting from state and local taxes, and an increase in deferred tax liabilities related to indefinite-lived intangible assets.

The effective tax rate for three months ended March 31, 2017 was an income tax benefit of 2.8% compared to an income tax provision of 27.4% in the comparable prior period. The effective tax rate for the three months ended March 31, 2017 differs from the U.S. statutory rate of 35% primarily due to the mix of domestic and foreign earnings, and an income tax provision resulting from the increase in deferred tax liabilities related to indefinite-lived intangible assets.

Net loss from continuing operations —Net loss for the three months ended March 31, 2017 and 2016 was $3.3 million and $1.1 million, respectively.  The change in net loss is explained above.

Segment information

Lifting Equipment Segment

	Three Months Ended March 31,
	2017	2016
Net revenues	$37,468	$52,096
Operating (loss) income (1)	(395)	3,000
Operating margin	-1.1%	5.8%

(1)	Segment operating (loss) income does not include an allocation of corporate expenses. See the Reconciliation to the Statements of Operations below.

Net revenues

Net revenues decreased $14.6 million to $37.5 million for the three months ended March 31, 2017 from $52.1 million for the three months ended March 31, 2016.  All the product lines within the Lifting Equipment segment experienced quarter over quarter revenue declines. The decline is primarily a result of the low backlog levels that the Company had at the beginning of the year.  Orders increased for almost all product lines, but were exceptionally pronounced for the Manitex straight mast cranes.  These orders significantly increased backlog, but due to the timing of the orders, production was not able to convert these orders into revenues due in part to the availability of chassis units to mount the cranes.

Operating (loss) income and operating margins

Operating loss of $0.4 million for the three months ended March 31, 2017 was equivalent to 1.1% of net revenue compared to an operating income of $3.0 million for the three months ended March 31, 2016 or 5.8% of net revenues.  The decrease in operating income is attributed to the lower volumes discussed above.

ASV Segment

	Three Months Ended March 31,
	2017	2016
Net revenues	$28,010	$28,468
Operating income	1,148	1,027
Operating margin	4.1%	3.6%

Net revenues

Net revenues for the three months ended March 31, 2017 were $28.0 million compared to $28.5 million for the three months ended March 31, 2016. Net revenues of $28.0 million were $0.5 million lower than the first quarter of 2016, with the shortfall in revenues resulting from a $2.4 million decrease in undercarriages and parts sales partial offset by $1.9 million increase in sales of machines. Sales of machines improved as ASV branded product continued to expand on a quarter over quarter basis as the company continues to sign new ASV branded distribution dealers.

Operating income and operating margins

Operating income of $1.1 million for the three months ended March 31, 2017 was equivalent to 4.1% of net revenues compared to $1.0 million or 3.6% of revenues in the three months ended March 31, 2016.  There was an improvement in operating income year over year by $0.1million.

Equipment Distribution Segment

	Three Months Ended March 31,
	2017	2016
Net revenues	$3,150	$5,551
Operating (loss) income	(442)	154
Operating margin	-14.0%	2.8%

Net revenues

Net revenues decreased $2.4 million to $3.2 million for the three months ended March 31, 2017 from $5.6 million for the three months ended March 31, 2016.  The Equipment Distribution segment had significant sales in Q4 2016 as the Company sought to liquidate used equipment inventory and focus on cash generation and debt reduction.  The reduction in sales in Q1 2017 is primarily a result of lower available inventory levels and timing of sales.

Operating (loss) income and operating margins

Operating loss of $0.4 million was equivalent to 14.0% of net revenue for the three months ending March 31, 2017 compared to operating income of $0.2 million or 2.8% for the for the three months ended March 31, 2016, respectively. Excluding the benefit from the commission sale in the first quarter 2016, operating margin would have been the same for the period ending March 31, 2017.

Reconciliation to Statements of Operations:

	Three Months Ended March 31,
	2017	2016
Revenues:
Lifting Equipment	$37,468	$52,096
ASV	28,010	28,468
Equipment Distribution	3,150	5,551
Elimination of intersegment sales	(776)	(729)
Total	$67,852	$85,386

	Three Months Ended March 31,
	2017	2016
Operating (Loss) Income:
Lifting Equipment	$(395)	$3,000
ASV	1,148	1,027
Equipment Distribution	(442)	154
Corporate expenses	(1,844)	(2,256)
Change in intersegment profit in inventory elimination	20	204
Total	$(1,513)	$2,129

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash were $3.7 million at March 31, 2017 compared to $6.4 million at December 31, 2016. In addition, the Company has a U.S. revolving credit facility with maturity date of July 20, 2019. Additionally, ASV has a revolving credit facility, which is for its sole use, with a maturity date of December 23, 2021. At March 31, 2017 the Company had approximately $2.7 million available to borrow under its revolving credit facility. At March 31, 2017, ASV had approximately $2.5 million of availability under its revolving credit facility.

At March 31, 2017, the PM Group had established working capital facilities with seven Italian and six South American banks. Under these facilities, the PM Group can borrow $25.0 million against orders, invoices and letters of credit. At March 31, 2017, the PM Group had received advances of $21.9 million. Future advances are dependent on having available collateral.

During the three months ended March 31, 2017, total debt increased by $2.6 million to $142.9 million at March 31, 2017 from $140.3 million at December 31, 2016.

The following is a summary of the net increase in our indebtedness from December 31, 2016 to March 31, 2017:

Facility	Increase/ (decrease)
U.S. Revolver	$1.3	million
Note payable—bank (insurance premiums)	0.3	million
Note payable—Terex	—	million
Capital leases-buildings	—	million
Capital leases-equipment	(0.1)	million
Convertible note—Terex	—	million
Convertible note—Perella	—	million
ASV Term loan	(0.5)	million
ASV Revolving Credit Facility	(1.6)	million
PM (See note 13 for details)	2.6	million
Valla note payable	0.1	million
Valla working capital borrowings	0.4	million
	$2.5	million
Debt issuance costs	0.1	million
	$2.6	million

Outstanding borrowings

The following is a summary of our outstanding borrowings at March 31, 2017:

(In millions)

	Outstanding Balance	Interest Rate	Interest Paid	Principal Payment
U.S Revolver	$21.3	3.85 to 4.0%	Monthly	July 20, 2019 maturity
Note payable bank (insurance premiums)	0.3	2.75%	Monthly	$0.04 million monthly
Note payable—Terex	1.6	4.50%	Semi-Annual	$0.04 million interest payment June 19, 2017 and $1.64 million interest and principle payment on December 19, 2017
Convertible note—Terex	6.9	7.5%	Semi-Annual	December 19, 2019 maturity
Convertible note—Perella	14.5	7.5%	Semi-Annual	January 7, 2021 maturity
ASV revolving credit facility	14.0	3.8%	Monthly	December 23, 2021 maturity
ASV Term loan A	8.5	4.0%	Monthly	$0.20 million quarterly plus interest unpaid balance due December 23, 2021
ASV Term loan B	21.0	11.0%	Monthly	$0.50 million quarterly plus interest unpaid balance due December 23, 2021
Capital lease—cranes for sale	0.4	5.09%	Monthly	60 months
Capital lease—Georgetown facility	5.3	12.50%	Monthly	$0.06 million monthly payment includes interest
Capital leases—Winona facility	0.5	n.a	Final Payment	To be paid in 2018
PM unsecured borrowings	13.9	2.17%	Semi-Annual	Variable semi-annual starting June 2017 through December 2021
PM Autogru term loan	0.4	3.00%	Monthly	$0.09 million monthly through October 2020
PM Autogru term loan	0.5	2.50%	Annually	$0.5 million payment due June 2017
PM term loans with related accrued interest, interest rate swaps and FMV adjustments	12.9	0 to 2.62%	Semi-Annual	Variable semi-annual starting June 2016 through December 2022. Payments scheduled for 2017 total $3 million
PM short-term working capital borrowings-Italy	20.9	1.42 to 1.67%	Monthly	Upon payment of invoice
PM short-term working capital borrowings-South America	1.0	8.0 to 17.0%	Monthly	Upon payment of invoice
Valla note payable	0.1	4.37%	Quarterly	Over 14 quarterly payments
Valla short-term working capital borrowings	0.4	4.50 to 4.75%	Monthly	Upon payment of invoice or letter of credit
	$144.4
Debt issuance costs	(1.5)

Debt net of issuance costs	$142.9

Future availability under credit facilities

As stated above, the Company had cash of $3.7 million and approximately $2.7 million available to borrow under its credit facility at March 31, 2017. ASV has a revolving credit facility with approximately $2.5 million of availability which is for its sole use.

The PM Group has their own working capital facilities. As stated above, any future advances against the Italian facilities are dependent on having available collateral. Additionally, the Company is permitted to make limited advances to the Italian operations if needed under the Company’s credit facility.

The Company needs cash to fund normal working capital needs and to make scheduled debt payments as shown in the above table.  The U.S. credit facilities are asset based. The maximum the Company may borrow under either facility is the lower of the credit line or the available collateral, as defined in the credit agreements. Collateral under the agreements consists of stated percentages of eligible accounts receivable and inventory.

Under the collateral formulas in the credit facilities accounts receivable collateral is equal to a stated percent of eligible accounts receivable (generally 85%), while inventory collateral is equal to a stated percent of eligible inventory (generally 50%) and caps total borrowing against our inventory.  If our revenues were to increase significantly in the future, the provision limiting borrowing against accounts receivable and inventory may result in additional cash constraints. If this were to occur, we would attempt to negotiate higher inventory caps with our banks.  There is, however, no assurance that the banks would agree to increase the caps.

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

We will likely need to raise additional capital through debt or equity financings to any future acquisitions. There is no assurance that such financing will be available or, if available, on acceptable terms.

2017

Operating activities consumed $6.9 million of cash for the three months ended March 31, 2017 comprised of net loss of $3.3 million, non-cash items that totaled $2.6 million and changes in assets and liabilities, which consumed $6.1 million. The principal non-cash items that generated cash are depreciation and amortization of $2.6 million, share based compensation of $0.2 million and amortization of deferred financing costs of $0.2 million, a decrease in deferred income taxes of $0.1 million, amortization of debt discounts of $0.1 million offset by the gains on revaluation of a contingent acquisition liability of $0.3 million and a gain on interest rate swaps of $0.4 million.

The change in assets and liabilities consumed $6.1 million.  The changes in assets and liabilities had the following impact on cash flows: accounts receivable consumed $2.8 million, inventory generated $3.0 million, prepaid expenses consumed $0.3 million,  accounts payable consumed $4.7 million, accrued expenses consumed $1.9 million, other current liabilities generated $0.6 million, and other long-term liabilities consumed $0.1 million.  The increase in accounts receivable is the result of an increase in sales as compared to the fourth quarter of 2016.   The decrease in inventory is attributed the Company’s focus on improving working capital including a concerted effort to reduce our inventory.  The decrease in accounts payable is attributed to a decrease in inventory and timing of vendor payments. The decrease in accrued expense is attributed to a number offsetting changes that resulted in a net decrease in accrued liabilities.  Note 10 to the financial statement details change in various accrued liabilities.

Investing activities for the three months ended March 31, 2017 consumed  $0.3 million of cash, primarily related to purchase of equipment.

Financing activities generated $4.4 million in cash for the three months ended March 31, 2017.  Cash was generated from increases in borrowing under Italy’s working capital facilities of $2.8 million, the receipt of proceeds of $2.4 related a stock offering and $0.5 million in new debt (primarily a note to finance insure premiums).  The cash generated was partially offset by a decrease in borrowings under the Company’s revolving credit facilities of $0.3 million, notes payments of $0.7 million, the repurchase of $0.1 million of stock from employees to satisfy employees’ tax withhold upon vesting of restricted shares and the payment of $0.1 million under capital lease obligations.  A $0.5 million payment by ASV against its Term Loan B accounts for the majority of notes payments that occurred in the quarter.

2016

Operating activities consumed $20.6 million of cash for the three months ended March 31, 2016 comprised of net income of $1.3 million, non-cash items that totaled $3.8 million, and changes in assets and liabilities, which consumed $20.3 million.  Additionally discontinued operations consumed $5.4 million of cash in the quarter.   The principal non-cash items are depreciation and amortization of $2.9 million, increases in allowance for doubtful accounts and inventory reserves that together total $0.6 million, share based compensation of $0.3 million and amortization of deferred financing costs of $0.3 million offset by the gain of $0.4 million on the mark to market revaluation of interest rate swaps.

The change in assets and liabilities consumed $20.3 million.  The changes in assets and liabilities had the following impact on cash flows: accounts receivable consumed $19.4 million, inventory generated  $0.4 million, prepaid expenses generated $0.8 million,  accounts payable generated $0.1 million, accrued expenses consumed  $2.5 million, other current liabilities generated $0.3 million, and other long-term liabilities consumed $0.1 million.  The increase in accounts receivable is the result of an increase in sales and the fact that a larger portion of first quarter 2016 sales were made towards the end of the quarter.  The decrease in inventory is attributed an increase inventory at PM offset by a slightly larger net decrease in inventory at our other locations.  The increase in PM inventory is attributable to higher sales volumes. The decrease in prepaid expenses is the result of receiving a $1.4 million tax refund during the first quarter 2016 partially offset by increase in prepaid insurance balance, due to the annual insurance renewal. The decrease in accrued expenses is attributed a number of changes that resulted in net decrease in accrued expenses of $2.5 million.

Investing activities for the three months ended March 31, 2016 generated $4.3 million of cash.  The Company received $2.2 million when the terminal tractor product line was sold and ASV received a $2.5 million capital contributed from the noncontrolling member.   The Company used $0.3 million of cash to purchase machinery and equipment.  The proceeds from the sale of the terminal tractor product line is included in the line entitled “Discontinued operations – cash provided by investing activities”.

Financing activities generated $11.4 million in cash for the three months ended March 31, 2016.  Cash was generated by increases in borrowing under the revolving credit facilities of $5.6 million, and the working capital facilities of $6.4 million and by $4.1 million from a sales and lease back transaction.  Additionally, the Company borrowed $0.7 million to finance a portion of 2016 insurance premiums.  Other financing activities related to continuing operations consumed $7.9 million which is primarily related to debt repayments (including capital lease obligations).  Discontinued operations provided by financing activities totaled $2.5 million.

Related Party Transactions

For a description of the Company’s related party transactions, please see Note 16 to the Company’s consolidated financial statements entitled “Transactions between the Company and Related Parties.”

Critical Accounting Policies

See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, for a discussion of the Company’s other critical accounting policies.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” (“ASU 2015-11”). ASU 2015-11 requires inventory be measured at the lower of cost or net realizable value and options that currently exist for market value be eliminated. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. ASU 2015-11 should be applied prospectively. The Company has adopted the guidance for the year ended December 31, 2017 on a prospective basis. The adoption of this guidance did not have a significant impact on the operating results for the three months ended March 31, 2017.

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

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815),” (“ASU 2016-05”). ASU 2016-05 provides guidance clarifying that novation of a derivative contract (i.e. a change in counterparty) in a hedge accounting relationship does not, in and of itself, require designation of that hedge accounting relationship. The effective date will be the first quarter of fiscal year 2017, with early adoption permitted. Adoption did not have a material effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815),” (“ASU 2016-06”). ASU 2016-06 simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by clarifying that an exercise contingency does not need to be evaluated to determine whether it relates to interest rates and credit risk in an embedded derivative analysis. The effective date will be the first quarter of fiscal year 2017, with early adoption permitted. Adoption did not have a material effect on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting,” (“ASU 2016-09”). ASU 2016-09 is intended to simplify several aspects of accounting for share-based payment awards. The effective date will be the first quarter of fiscal year 2017, with early adoption permitted. Adoption did not have a material effect on the Company’s consolidated financial statements.

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

Off-Balance Sheet Arrangements

Private Bank has issued 2 standby letters of credit at March 31, 2017.  The first standby letter of credit is $0.625 million in favor of an insurance carrier to secure obligations which may arise in connection with future deductibles payments that may be incurred under the Company’s workman compensation insurance policies.  The second standby letter of credit is $20 thousand in favor of a governmental agency to secure obligations which may arise in connection with workman compensation claims.

PNC Bank has issued 3 standby letters of credit at March 31, 2017.  The first standby letter of credit is $0.245 million in favor of an insurance carrier to secure obligations which may arise in connection with future deductibles payments that may be incurred under the Company’s workman compensation insurance policies.  The second and third standby letters of credit were $0.1 million each for commercial purposes.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk disclosures have not materially changed since the 2016 Form 10-K was filed. The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2016.

Item 4—Controls and Procedures

Disclosure Controls and Procedures

The Company under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2017.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2017 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

The Company is involved in various legal proceedings, including product liability and workers’ compensation matters which have arisen in the normal course of operations. The Company has product liability insurance with self-insurance retention that ranges from $50 thousand to $0.5 million. ASV product liability cases that existed on date of acquisition have a $4 million self-retention limit. The Company has a $250 thousand per claim deductible on worker compensation claims and aggregates of $1.0 million, $1.2 million, $1.3 million, $1.9 million, $1.6 million and $1.6 million for 2012, 2013, 2014, 2015, 2016 and 2017 policy years, respectively. Certain cases are at a preliminary stage and it is not possible to estimate the amount or timing of any cost to the Company. However, the Company does not believe that these contingencies, in the aggregate, will have a material adverse effect on the Company. Reserves have been established for several liability cases related to the ASV and PM acquisitions. When it is probable that a loss has been incurred and possible to make a reasonable estimate of the Company’s liability with respect to such matters, a provision is recorded for the amount of such estimate or the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

Item 1A—Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2016.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s credit agreement with Private Bank directly restricts the Company’s ability to declare or pay dividends without Private Bank’s consent. In addition, pursuant to the Company’s credit agreement with Private Bank and other lenders, the Company must maintain as specified in the agreements certain fixed coverage ratios and debt to EBITDA ratios.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publically Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1—January 31, 2017	18,062	7.13	—	—
February 1—February 29, 2017	—	—	—	—
March 1—March 31, 2017	—	—	—	—
	18,062	$7.13	—	—

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

10.2*

Fifth Amendment to Loan and Security Agreement, dated as of April 26, 2017, by and among Manitex International, Inc., Manitex Inc., Manitex Sabre, Inc., Badger Equipment Company, Crane and Machinery, Inc., Crane and Machinery Leasing, Inc., and Manitex, LLC, The Private Bank and Trust Company and the lenders party thereto.

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

101*

The following financial information from Manitex International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Income for the three months ended March 31, 2017 and 2016 (ii) Statement of Comprehensive Income for three months ended March 31, 2017 and 2016 (ii) Balance Sheets as of March 31, 2017 and December 31, 2016, (iii) Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (iv) Notes to Unaudited Interim Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 4, 2017

By:	/s/ David J. Langevin
David J. Langevin
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 4, 2017

By:	/s/ David H. Gransee
David H. Gransee
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)