Form 10-Q
period 2017-06-30
Manitex International, Inc.
filed 2017-08-03
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of the registrant’s common stock, no par, outstanding at August 2, 2017 was 16,556,679

MANITEX INTERNATIONAL, INC.

FORM 10-Q INDEX

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	Unaudited	Unaudited
ASSETS
Current assets
Cash	$2,816	$4,538
Cash - restricted	773	773
Trade receivables (net)	43,994	33,664
Other receivables	2,392	1,332
Inventory (net)	63,487	59,979
Prepaid expense and other	4,454	4,234
Current assets of discontinued operations	—	46,644
Total current assets	117,916	151,164
Total fixed assets (net)	22,152	21,839
Intangible assets (net)	31,094	30,985
Goodwill	41,948	39,669
Equity investment in ASV Holdings, Inc.	14,560	—
Other long-term assets	1,600	1,606
Deferred tax asset	545	545
Long-term assets of discontinued operations	—	72,177
Total assets	$229,815	$317,985
LIABILITIES AND EQUITY
Current liabilities
Notes payable—short term	$28,972	$24,408
Current portion of capital lease obligations	850	338
Accounts payable	40,847	33,802
Accounts payable related parties	1,762	2,098
Accrued expenses	10,528	10,278
Other current liabilities	2,511	2,150
Current liabilities of discontinued operations	—	23,631
Total current liabilities	85,470	96,705
Long-term liabilities
Revolving term credit facilities	13,235	19,957
Notes payable (net)	23,261	23,719
Capital lease obligations, (net of current portion)	5,682	6,004
Convertible note related party (net)	6,932	6,862
Convertible note (net)	14,203	14,098
Deferred gain on sale of property	947	1,058
Deferred tax liability	3,287	3,242
Other long-term liabilities	3,382	4,133
Long-term liabilities of discontinued operations	—	42,645
Total long-term liabilities	70,929	121,718
Total liabilities	156,399	218,423
Commitments and contingencies
Equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at June 30, 2017 and December 31, 2016	—	—
Common Stock—no par value 25,000,000 shares authorized, 16,556,679 and 16,200,294 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	97,279	94,324
Paid in capital	2,618	2,918
Retained deficit	(24,309)	(18,572)
Accumulated other comprehensive loss	(2,172)	(4,272)
Equity attributable to shareholders of Manitex International, Inc.	73,416	74,398
Equity attributable to noncontrolling interests	—	25,164
Total equity	73,416	99,562
Total liabilities and equity	$229,815	$317,985

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	Unaudited	Unaudited	Unaudited	Unaudited
Net revenues	$51,592	$48,685	$91,434	$105,603
Cost of sales	42,163	39,938	74,503	86,063
Gross profit	9,429	8,747	16,931	19,540
Operating expenses
Research and development costs	596	735	1,283	1,478
Selling, general and administrative expenses	8,657	9,540	18,133	18,488
Total operating expenses	9,253	10,275	19,416	19,966
Operating income (loss)	176	(1,528)	(2,485)	(426)
Other income (expense)
Interest expense:
Interest expense	(1,301)	(1,783)	(2,268)	(3,274)
Interest expense related to write off of debt issuance costs	—	(1,439)	—	(1,439)
Foreign currency transaction loss	(256)	(393)	(339)	(909)
Other (expense) income	(7)	620	265	602
Total other expense	(1,564)	(2,995)	(2,342)	(5,020)
Loss before income taxes and loss in non-marketable equity interest from continuing operations	(1,388)	(4,523)	(4,827)	(5,446)
Income tax (benefit) expense from continuing operations	(23)	(2,051)	86	(109)
Loss in non-marketable equity interest, net of taxes	—	(40)	—	(79)
Net loss from continuing operations	(1,365)	(2,512)	(4,913)	(5,416)
Discontinued operations
(Loss) income from operations of discontinued operations (including loss on disposal for the three and six months 2017 of $1,133 and a gain on disposal for the six months 2016 of $2,212)	(805)	2,051	(573)	4,863
Income tax (benefit) expense	(4)	926	(23)	(499)
(Loss) income from discontinued operations	(801)	1,125	(550)	5,362
Net loss	(2,166)	(1,387)	(5,463)	(54)
Net loss (income) attributable to noncontrolling interest from discontinued operations	(160)	(399)	(274)	(272)
Net loss attributable to shareholders of Manitex International, Inc.	$(2,326)	$(1,786)	$(5,737)	$(326)
Earnings (loss) Per Share
Basic
Loss from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.08)	$(0.16)	$(0.30)	$(0.34)
(Loss) income from discontinued operations attributable to shareholders of Manitex International, Inc.	$(0.06)	$0.05	$(0.05)	$0.32
Net loss attributable to shareholders of Manitex International, Inc.	$(0.14)	$(0.11)	$(0.35)	$(0.02)
Diluted
Loss from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.08)	$(0.16)	$(0.30)	$(0.34)
(Loss) income from discontinued operations attributable to shareholders of Manitex International, Inc.	$(0.06)	$0.05	$(0.05)	$0.32
Net loss attributable to shareholders of Manitex International, Inc.	$(0.14)	$(0.11)	$(0.35)	$(0.02)
Weighted average common shares outstanding
Basic	16,553,667	16,125,788	16,512,061	16,115,695
Diluted	16,553,667	16,125,788	16,512,061	16,115,695

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	Unaudited	Unaudited	Unaudited	Unaudited
Net (loss):	$(2,166)	$(1,387)	$(5,463)	$(54)
Other comprehensive income (loss)
Foreign currency translation adjustments	1,757	(981)	2,100	1,088
Total other comprehensive income	1,757	(981)	2,100	1,088
Comprehensive (loss) income	(409)	(2,368)	(3,363)	1,034
Comprehensive loss(income) attributed to noncontrolling interest	(160)	(399)	(274)	(272)
Total comprehensive (loss) income attributable to shareholders of Manitex International, Inc.	$(569)	$(2,767)	$(3,637)	$762

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2017	2016
	Unaudited	Unaudited
Cash flows from operating activities:
Net loss	$(5,463)	$(54)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	2,688	3,593
Changes in allowances for doubtful accounts	55	68
Changes in inventory reserves	(237)	548
Revaluation of contingent acquisition liability	(346)	(915)
Write down of goodwill	—	275
Deferred income taxes	(169)	(283)
Amortization and write off of deferred debt issuance costs	196	1,815
Amortization of debt discount	219	286
Change in value of interest rate swaps	(408)	(373)
Loss in non-marketable equity interest	—	79
Share-based compensation	357	565
Adjustment to deferred gain on sales and lease back	(71)	(118)
Loss (gain) on disposal of assets	16	(43)
Reserves for uncertain tax provisions	54	32
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(9,385)	(7,527)
(Increase) decrease in inventory	(347)	4,460
(Increase) decrease in prepaid expenses	(192)	311
(Increase) decrease in other assets	32	182
Increase (decrease) in accounts payable	4,471	(1,661)
Increase (decrease) in accrued expense	(249)	(2,017)
Increase (decrease) in other current liabilities	211	708
Increase (decrease) in other long-term liabilities	(654)	(136)
Discontinued operations - cash provided by (used for) operating activities	4,797	(7,046)
Net cash used for operating activities	(4,425)	(7,251)

Cash flows from investing activities:

Proceeds from the sale of fixed assets	—	187
Proceeds from the sale of discontinued operations (Note 17)	12,892	—
Purchase of property and equipment	(449)	(654)
Investment in intangibles other than goodwill	(40)	(55)
Discontinued operations - cash (used for) provided by investing activities	(84)	4,034
Net cash provided by investing activities	12,319	3,512
Cash flows from financing activities:
(Payments) borrowing on revolving term credit facilities	(6,722)	855
Net borrowings on working capital facilities	3,209	3,865
New borrowings—other	518	749
Debt issuance costs incurred	(50)	(393)
Note payments	(3,218)	(4,556)
Shares repurchased for income tax withholding on share-based compensation	(128)	(43)
Proceeds from stock offering	2,426
Proceeds from sale and lease back	—	4,080
Payments on capital lease obligations	(709)	(322)
Discontinued operations - cash (used for) provided by financing activities	(5,058)	498
Net cash (used for) provided by financing activities	(9,732)	4,733
Net (decrease) increase in cash and cash equivalents	(1,838)	994
Effect of exchange rate changes on cash	116	324
Cash and cash equivalents at the beginning of the year	5,311	8,578
Cash and cash equivalents at end of period	$3,589	$9,896

See Note 2 for supplemental cash flow disclosures

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except share and per share data)

1. Nature of Operations

The Company is a leading provider of engineered lifting solutions. The Company operates in a single business segment.

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

Sabre Manufacturing, LLC, (“Sabre”) which is located in Knox, Indiana, manufactures a comprehensive line of specialized mobile tanks for liquid and solid storage and containment solutions with capacities from 8,000 to 21,000 gallons. Its mobile tanks are sold to specialized independent tank rental companies and through the Company’s existing dealer network. The tanks are used in a variety of end markets such as petrochemical, waste management and oil and gas drilling.

Crane and Machinery, Inc. (“C&M”) and Crane and Machinery Leasing, Inc. (“C&M Leasing”) are located in Bridgeview, Illinois.  C&M is a distributor of new and used Manitex branded products as well as Terex rough terrain and truck cranes.  C&M also provides repair services in Chicago and supplies repair parts for a wide variety of medium to heavy duty construction equipment.  C&M Leasing rents equipment in the Chicago area that is manufactured by the Company as well as a limited amount of equipment manufactured by third parties. C&M Leasing is used to facilitate the sales of Company products through its rent to own program.

Discontinued Operations

ASV Segment

Prior to the quarter ended June 30, 2017, the Company owned a 51% interest in A.S.V., LLC (“ASV”).  ASV is located in Grand Rapids, Minnesota and manufactures a line of high quality compact track and skid steer loaders.  On May 11, 2017, in anticipation of an initial public offering, ASV converted from an LLC to a C-Corporation and the Company’s 51% interest in ASV was converted to 4,080,000 common shares of ASV Holdings, Inc. (“ASV Holdings”).  On May 17, 2017, in connection within its initial public offering, ASV Holdings sold 1,800,000 shares and the Company sold 2,000,000 shares of ASV Holdings common stock.  The Company continues to own 2,080,000 common shares of ASV Holdings or approximately a 21.2% interest in ASV Holdings. As a result of this sale, the Company no longer has a controlling interest in ASV Holdings. During the quarter ended June 30, 2017, the Company deconsolidated ASV Holdings from its financial reporting and began recording its remaining interest as an equity investment.  Prior period financial statements have been restated to reflect ASV Holdings as a discontinued operation.

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

Change in Reporting Segments

Prior to the quarter ended June 30, 2017, the Company reported it operations in three segments: the Lifting Equipment segment, the ASV segment and the Equipment Distribution segment.  Since 2015, the Company has sought to redefine itself strategically and operationally, including through a series of divestitures.  The last divestiture occurred in May 2017, with the sale of a portion of the Company’s investment in ASV Holdings.   As a result of this sale, the Company has deconsolidated ASV Holdings from its financial reporting, and ASV Holdings is no longer a reporting segment.

The previously reported Equipment Distribution segment was comprised of C&M and C&M Leasing.  C&M was acquired by the Company in 2008 and at that time operated primarily as a distributor of Terex Corporation (“Terex”) rough terrain and truck cranes.   Subsequent to 2008, C&M added a used equipment business, which involved buying both lifting and non-lifting construction equipment and then refurbishing and remarketing that equipment.  Recently, the C&M operations evolved and the used equipment sales operations were discontinued.

C&M remains a distributor of Terex rough terrain and truck cranes; however C&M’s primary business is the distribution of products manufactured by the Company.  C&M Leasing’s primary business is the facilitation of sales of products manufactured by the Company through its rent to own program.  As C&M and C&M Leasing’s primary business is the facilitation of Company manufactured product sales, discrete financial information is not available.  Further, the Company’s Chief Operating Decision Maker (“CODM”) reviews C&M and C&M Leasing operations only to determine their impact on the entire Company. As such, the operations of C&M and C&M Leasing no longer constitute a separate reporting segment.

2. Basis of Presentation

The accompanying consolidated financial statements, included herein, have been prepared by the Company without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals, except as otherwise disclosed) necessary for a fair presentation of the Company’s financial position, results of operations, comprehensive income and cash flows as of the dates and for the periods presented. The consolidated balances as of December 31, 2016 were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. The accompanying consolidated financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2016. For further information, refer to the consolidated audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the year.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amounts the Company’s customers are invoiced and do not bear interest. Accounts receivable is reduced by an allowance for amounts that may become uncollectible in the future. The Company’s estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where the Company has information that the customer may have an inability to meet its financial obligations. The Company had allowances for doubtful accounts of $63 and $7 at June 30, 2017 and December 31, 2016, respectively.

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

Interest Rate Swap Contracts—The Company enters into derivative instruments to manage its exposure to interest rate risk related to certain foreign term loans. Derivatives are initially recognized at fair value at the date the contract is entered into and are subsequently remeasured to their fair value at the end of each reporting period. The resulting gain or loss is recognized in current earnings immediately unless the derivative is designated and effective as a hedging instrument, in which case the effective portion of the gain or loss is recognized and is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedging instrument affects earnings.  The PM Group is the only entity within the Company that currently has any interest rate swap contracts.   These contracts have been determined not to be hedge instruments under ASC 815-10.

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

Comprehensive Income

Reporting “Comprehensive Income” requires reporting and displaying comprehensive income and its components. Comprehensive income includes, in addition to net earnings, other items that are reported as direct adjustments to stockholder’s equity. Currently, the only comprehensive income adjustment is the foreign currency translation adjustment, the result of consolidating its foreign subsidiaries.

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

Equity Investment in ASV Holdings, Inc.

The Company is accounting for its 21.2% investment in ASV Holdings by equity method of accounting under which the Company’s share of the net income (loss) of the ASV Holdings is recognized as income (loss) in the Company’s statement of operations and added to investment account, and dividends received from ASV Holdings will be treated as a reduction of the investment account.

ASV Holdings’ earnings are recorded on a one quarter lag as ASV Holdings is now a public company and may not report earnings in time to be included in the Company’s financial statements.  As such, the investment in ASV Holdings has not been adjusted for earnings subsequent to the sale of portion of the Company’s investment in ASV Holdings, which occurred on May 17, 2017.

The Company owns 2,080,000 Common Shares of ASV Holdings, which had a market value on June 30, 2017 of $16,952 based on a closing price of $8.15.

Reclassification

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation.

Supplemental Cash Flow Disclosures

Interest paid, income taxes paid and income tax refunds received and non-cash transactions for the periods ended June 30, 2017 and 2016 were as follows:

	Six Months Ended June 30,
	2017	2016
Interest paid in cash	2,425	6,163
Income tax payments (refunds) in cash	28	(1,030)

Non cash transactions
Issuance of common stock in connection with Terex note repayment	—	150
Equipment held for sale financed on a capital lease	896	—

3. Financial Instruments—Forward Currency Exchange Contracts and Interest Rate Swap Contracts

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 by level within the fair value hierarchy. As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is summary of items that the Company measures at fair value on a recurring basis:

	Fair Value at June 30, 2017
	Level 1	Level 2	Level 3	Total
Asset
Forward currency exchange contracts	$—	$125	$—	$125
Total current assets at fair value	$—	$125	$—	$125
Liabilities:
Interest rate swap contracts	$—	$7	$—	$7
Valla contingent consideration	—	—	209	209
Total recurring long-term liabilities at fair value	$—	$7	$209	$216

	Fair Value at December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Forward currency exchange contracts	$—	$159	$—	$159
Interest rate swap contracts	—	405	—	405
PM contingent liabilities	—	—	316	316
Valla contingent consideration	—	—	193	193
Total liabilities at fair value	$—	$564	$509	$1,073

Fair Value Measurements

ASC 820-10 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	—	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	—	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3	—	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

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

Forward Currency Contracts

When the Company receives a significant order in a currency other than the operating unit’s functional currency, management may evaluate different options that are available to mitigate future currency exchange risks. The decision to hedge future sales is not automatic and is decided case by case. The Company only uses hedge instruments to hedge firm existing sales orders and not estimated exposure, when management determines that exchange risks exceed desired risk tolerance levels. The forward currency contracts used to hedge future sales are designated as cash flow hedges under ASC 815-10 provided certain criteria are met.   For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (date of sale). Gains or losses on cash flow hedges when recognized into income are included in net revenues. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The Company expects minimal ineffectiveness as the Company has hedged only firm sales orders and has not hedged estimated exposures.  As of June 30, 2017 the Company had no outstanding forward currency contracts that were in place to hedge future sales. Therefore, there are currently no unrealized pre-tax gains or losses which will reclassified from other comprehensive income into earnings during the next 12 months.

At times, the Company enters into forward currency exchange contracts in relationship such that the exchange gains and losses on the assets and liabilities denominated in a currency other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. The forward currency exchange contracts that the Company has to offset existing assets and liabilities denominated in a currency other than the reporting units’ functional currency have been determined not to be considered a hedge under ASC 815-10. The Company records at the balance sheet date the forward currency exchange contracts at its market value with any associated gain or loss being recorded in current earnings. Both realized and unrealized gains and losses related to forward currency contracts are included in current earnings and are reflected in the Statement of Income in the other income (expense) section on the line titled foreign currency transaction gains (losses). Items denominated in a currency other than a reporting unit functional currency include certain intercompany receivables due from the Company’s Italian subsidiaries and accounts receivable and accounts payable of our Italian subsidiaries and their subsidiaries

PM Group has an intercompany receivable denominated in Euros from its Chilean subsidiary.  At June 30, 2017, the Company had entered into a forward currency exchange contract that matures on August 2, 2017.  Under the contract the Company is obligated to sell 1,500,000 Chilean pesos for 2,084 euros. The purpose of the forward contract is to mitigate the income effect related to this intercompany receivable that results with a change in exchange rate between the Euro and the Chilean peso.

Interest Rate Swap Contracts

A contract was signed by PM Group, for an original notional amount of € 482 (€ 516 at June 30, 2017), maturing on October 1, 2020 with interest paid monthly.   PM pays interest at a rate of 3.90% and receives from the counterparties interest at the “Euribor” rate for the period in question if greater than 0.90%.

As of June 30, 2017, the Company had the following forward currency contracts and interest rate swaps:

Nature of Derivative	Currency	Amount	Type
Forward currency sales contracts	Chilean peso	1,500,000	Not designated as hedge instrument
Interest rate swap contract	Euro	482	Not designated as hedge instrument

The following table provides the location and fair value amounts of derivative instruments that are reported in the Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016:

Total derivatives NOT designated as a hedge instrument

		Fair Value
	Balance Sheet Location	June 30, 2017	December 31, 2016
Asset Derivatives
Foreign currency exchange contract	Prepaid expense and other	$125	$—
Liabilities Derivatives
Foreign currency exchange contract	Accrued expense	$—	$159
Interest rate swap contracts	Notes payable	7	405
Total liabilities		$7	$564

The following tables provide the effect of derivative instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016:

		Gain or (loss)
	Location of gain or (loss) recognized in Income Statement	Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Derivatives Not designated as Hedge Instruments
Forward currency contracts	Foreign currency transaction gains (losses)	$149	$(117)	$96	$(311)
Interest rate swap contracts	Interest expense	1	9	336	395
Forward currency contracts	Income from operations of discontinued operations	—	16	—	87
		$150	$(92)	$432	$171

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

5. Net Earnings (Loss) per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of convertible debt and restricted stock units. Details of the calculations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss) attributable to shareholders of Manitex International, Inc.
Net Loss from continuing operations attributable to shareholders of Manitex International, Ins.	$(1,365)	$(2,512)	$(4,913)	$(5,416)
Income from operations of discontinued operations, net of income taxes	328	1,125	560	2,923
Less: Loss (income) attributable to noncontrolling interest from discontinued operations	(160)	(399)	(274)	(272)
Income from operations of discontinued operations attributable to shareholders of Manitex International, Inc., net of tax	168	726	286	2,651
Loss on sale of discontinued operations, net of income tax benefit	(1,129)	—	(1,110)	2,439
Net loss attributable to shareholders of Manitex International, Inc.	$(2,326)	$(1,786)	$(5,737)	$(326)

Earnings (loss) per share
Basic
Loss from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.08)	$(0.16)	$(0.30)	$(0.34)
Earnings from operations of discontinued operations attributable to shareholders of Manitex International, Inc., net of tax	$0.01	$0.05	$0.02	$0.16
Loss on sale of discontinued operations attributable to shareholders of Manitex International, Inc., net of tax	$(0.07)	$—	$(0.07)	$0.15
Loss attributable to shareholders of Manitex International, Inc.	$(0.14)	$(0.11)	$(0.35)	$(0.02)

Diluted
Loss from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.08)	$(0.16)	$(0.30)	$(0.34)
Earnings from operations of discontinued operations attributable to shareholders of Manitex International, Inc., net of tax	$0.01	$0.05	$0.02	$0.16
Loss on sale of discontinued operations attributable to shareholders of Manitex International, Inc., net of tax	$(0.07)	$—	$(0.07)	$0.15
Loss attributable to shareholders of Manitex International, Inc.	$(0.14)	$(0.11)	$(0.35)	$(0.02)
Weighted average common shares outstanding
Basic	16,553,667	16,125,788	16,512,061	16,115,695

Diluted
Basic	16,553,667	16,125,788	16,512,061	16,115,695
Dilutive effect of restricted stock units	—	—	—	—
	16,553,667	16,125,788	16,512,061	16,115,695

There are 194,350 and 230,374 restricted stock units which are anti-dilutive and therefore not included in the average number of diluted shares shown above for the three and six months ended June 30, 2017, respectively.   There are 267,276 and 268,048 restricted stock units which are anti-dilutive and therefore not included in the average number of diluted shares shown above for the three and six months ended June 30, 2016, respectively.

6. Equity

Stock issued to employees and Directors

The Company issued shares of common stock to employees and Directors as restricted stock units issued under the Company’s 2004 Incentive Plan vested. Upon issuance entries were recorded to increase common stock and decrease paid in capital for the amounts shown below. The following is a summary of stock issuances that occurred during the period:

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
January 1, 2017	Directors	4,290	$54
January 1, 2017	Employees	20,932	266
January 4, 2017	Directors	7,675	47
January 4, 2017	Employees	42,533	258
June 1, 2017	Employees	4,493	32
		79,923	$657

On June 1, 2017, the Company paid a portion of employees’ bonuses in stock. This resulted in an issuance of 4,493 shares with an aggregate value of $32.

Stock Repurchase

The Company purchases shares of Common Stock from certain employees at the closing share price on the date of purchase. The stock is purchased from the employees to satisfy employees’ withholding tax obligations related to stock issuances described above.    The below table summarized shares repurchased from employees during the current year through June 30, 2017:

Date of Purchase	Shares Purchased	Closing Price on Date of Purchase
January 1, 2017	6,312	$6.86
January 4, 2017	11,750	$7.27
	18,062

Equity was decreased by $128, the aggregated value of the shares reflected in the table above.

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

The following table contains information regarding restricted stock units:

June 30, 2017
Outstanding on January 1, 2017	342,004
Units granted during the period	4,493
Vested and issued	(79,923)
Forfeited	(72,224)
Outstanding on June 30, 2017	194,350

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $96 and $280 for the three and $357 and $565 for the six months ended June 30, 2017 and 2016, respectively.  Additional compensation expense related to restricted stock units will be $325, $407 and $156 for the remainder of 2017, 2018 and 2019, respectively.

At the Market Program

On January 23, 2017, Manitex International Inc. entered into a Controlled Equity Offering Sales Agreement (“Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which the Company may offer and sell shares of its common stock, no par value per share, having an aggregate offering price up to $20,000 through Cantor.  The Company thought it prudent to put a mechanism in place by which supplemental liquidity can be provided to address working capital requirements or other capital requirements that may arise in conjunction with production requirements.  Under the program, the Company’s stock is issued at the current market price and the Company pays a 7% commission to Cantor.

The following table contains information regarding stock issued under the program:

Date of Issue	Shares Issued	Shares Price	Value of Shares Issued	Commissions	Net Proceeds
January 25, 2017	247,604	$8.8750	$2,197	$154	$2,043
January 27, 2017	27,120	$8.8376	$240	$17	$223
January 30, 2017	1,100	$8.6464	$10	$1	$9
January 31, 2017	18,700	$8.6451	$162	$11	$151
	294,524		$2,609	$183	$2,426

7. New Accounting Pronouncements

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” (“ASU 2015-11”). ASU 2015-11 requires inventory be measured at the lower of cost or net realizable value and options that currently exist for market value be eliminated. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. ASU 2015-11 should be applied prospectively.  The Company has adopted this guidance during the quarter ended March 31, 2017 on a prospective basis. The adoption of this guidance did not have a significant impact on the operating results when adopted.

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

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815),” (“ASU 2016-05”). ASU 2016-05 provides guidance clarifying that novation of a derivative contract (i.e. a change in counterparty) in a hedge accounting relationship does not, in and of itself, require designation of that hedge accounting relationship. The Company has adopted this guidance during the quarter ended March 31, 2017. The adoption of this guidance did not have an impact on the operating results when adopted.

In March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815),” (“ASU 2016-06”). ASU 2016-06 simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by clarifying that an exercise contingency does not need to be evaluated to determine whether it relates to interest rates and credit risk in an embedded derivative analysis. The effective date will be the first quarter of fiscal year 2017, with early adoption permitted. The Company has adopted this guidance during the quarter ended March 31, 2017. The adoption of this guidance did not have an impact on the operating results when adopted.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting,” (“ASU 2016-09”). ASU 2016-09 is intended to simplify several aspects of accounting for share-based payment awards. The effective date will be the first quarter of fiscal year 2017, with early adoption permitted. The Company has adopted the guidance for the year ended December 31, 2017. The adoption of this guidance did not have an impact on the operating results when adopted.

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

8. Inventory

The components of inventory are as follows:

	June 30, 2017	December 31, 2016
Raw materials and purchased parts, net	$39,218	$35,855
Work in process	3,406	4,231
Finished goods	20,863	19,893
Inventory, net	$63,487	$59,979

The Company has established reserves for obsolete and excess inventory of $2,130 and $1,886 as of June 30, 2017 and December 31, 2016, respectively.

9 Goodwill and Intangible Assets

	June 30, 2017	December 31, 2016	Useful lives
Patented and unpatented technology	$18,025	$17,409	7-10 years
Amortization	(11,498)	(11,004)
Customer relationships	23,258	22,444	10-20 years
Amortization	(9,085)	(7,870)
Trade names and trademarks	12,380	11,892	25 years-indefinite
Amortization	(1,992)	(1,894)
Non-competition agreements	50	50	2-5 years
Amortization	(44)	(42)
Customer backlog	371	370	<1 year
Amortization	(371)	(370)
Total Intangible assets	$31,094	$30,985

Amortization expense for intangible assets was $570 and $1,180 for the three months, and $1,512 and $2,120 for the six months ended June 30, 2017 and 2016, respectively.

Changes in goodwill for the six months ended June 30, 2017 are as follows:

Total
Balance January 1, 2017	$39,669
Effect of change in exchange rates	2,279
Balance June 30, 2017	$41,948

10. Accrued Expenses

	June 30, 2017	December 31, 2016
Accrued expenses:
Accrued payroll	$1,947	$914
Accrued employee benefits	674	1,215
Accrued bonuses	30	401
Accrued vacation	1,285	979
Accrued interest	857	1,753
Accrued commissions	381	350
Accrued expenses—other	1,643	1,053
Accrued warranty	1,595	1,568
Accrued income taxes	16	—
Accrued taxes other than income taxes	1,732	1,950
Accrued product liability and workers compensation claims	368	95
Total accrued expenses	$10,528	$10,278

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

	For the six months ended
	June 30,
	2017	2016
Balance January 1,	$1,568	$1,328
Accrual for warranties issued during the period	703	885
Warranty services provided	(825)	(894)
Changes in estimate	139	45
Foreign currency translation	10	12
Balance June 30,	$1,595	$1,376

12. Credit Facilities and Debt

U.S.  Credit Facilities

At June 30, 2017, the Company and its U.S. subsidiaries have a Loan and Security Agreement, as amended, (the “Loan Agreement”) with The Private Bank and Trust Company (“Private Bank”).  The Loan Agreement provides a revolving credit facility with a maturity date of July 20, 2019.   The aggregate amount of the facility is $25,000.

The maximum borrowing available to the Company under the Loan Agreement is limited to: (1) 85% of eligible receivables; plus (2) 50% of eligible inventory valued at the lower of cost or market subject to a $17,500 limit; plus (3) 80% of eligible used equipment, as defined, valued at the lower of cost or market subject to a $2,000 limit.  At June 30, 2017, the maximum the Company could borrow based on available collateral was capped at $25,000.  At June 30, 2017, the Company had borrowed $13,235 under this facility. Effective June 1, 2017, the Company’s collateral is subject to a $5,000 reserve until the Fixed Charge Coverage ratio exceeds 1.10 to 1.00.  The indebtedness under the Loan Agreement is collateralized by substantially all of the Company’s assets, except for the certain assets of the Company’s subsidiaries.

The Loan Agreement provides that the Company can opt to pay interest on the revolving credit at either a base rate plus a spread, or a LIBOR rate plus a spread.  The base rate spread ranges from 0.25% to 1.00% depending on the Senior Leverage Ratio (as defined in the Loan Agreement).  The LIBOR spread ranges from 2.25% to 3.00% also depending on the Senior Leverage Ratio.  At June 30, 2017, the base rate and LIBOR spreads were 1.00% and 3.00%, respectively.  Funds borrowed under the LIBOR option can be borrowed for periods of one, two, or three months and are limited to four LIBOR contracts outstanding at any time.

The underlying reference rate for our base rated borrowings at June 30, 2017 was 4.25%.  At June 30, 2017, the Company had two outstanding advances with interest tied to LIBOR.  The contracts had an underlying LIBOR rate of 1.0756%.  In addition, Private Bank assesses a 0.50% unused line fee that is payable monthly.

The Loan Agreement subjects the Company and its domestic subsidiaries to a quarterly EBITDA covenant (as defined).  The quarterly EBITDA covenant (as defined) are $(1,000) for the quarter ended at March 31, 2017, $0 for the quarter ended June 30, 2017, and $2,000 for all quarters starting with  the quarter ended September 30, 2017 through the end of the agreement. Additionally, the Company and its domestic subsidiaries are subject to a Fixed Charge Coverage ratio of 1.05 to 1.00 measured on an annual basis beginning December 31, 2017, followed by a Fixed Charge Coverage ratio of 1.15 to 1.00 measured quarterly starting March 31, 2018 (based on a trailing twelve month basis) through the term of the agreement.  The Loan Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, pay dividends or make distributions, repurchase stock, in each case subject to customary exceptions for a credit facility of this size.

The Loan Agreement has a Letter of Credit facility of $3,000, which is fully reserved against availability.

Note Payable—Bank

At June 30, 2017, the Company has a $183 term note payable to a bank. The Company is required to make eleven monthly payments of $37 that began on January 30, 2017. The note dated January 18, 2017 had an original principal amount of $400 and an annual interest rate of 2.75%. Proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest in the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums.

PM Group Short-Term Working Capital Borrowings

At June 30, 2017, PM Group had established demand credit and overdraft facilities with seven Italian banks and six banks in South America. Under the facilities, PM Group can borrow up to approximately €23,279 ($26,564) for advances against invoices, and letter of credit and bank overdrafts. Interest on the Italian working capital facilities is charged at the 3-month or 6-month Euribor plus 200 basis points, while interest on overdraft facilities is charged at the 3 month Euribor plus 350 basis points. Interest on the South American facilities is charged at a flat rate of points for advances on invoices ranging from 9%-24%.

At June 30, 2017, the Italian banks had advanced PM Group €19,812 ($22,607), at variable interest rates, which currently range from 1.42% to 1.67%. At June 30, 2017, the South American banks had advanced PM Group €871 ($994). Total short-term borrowings for PM Group were €20,683 ($23,601) at June 30, 2017.

PM Group Term Loans

At June 30, 2017, PM Group has a €10,825 ($12,352) (net of debt issuance costs) term loan with two Italian banks, BPER and Unicredit. The term loan is split into three separate notes and is secured by PM Group’s common stock.  Debt issuance costs offset against these term loans totaled €375 ($428) at June 30, 2017.

The first note has an outstanding principal balance of €3,578 ($4,083), which is net of unamortized debt issuance costs of €329 ($375),  is charged interest at the 6-month Euribor plus 236 basis points, effective rate of 2.09% at June 30, 2017. The note is payable in semi-annual installments beginning June 2017 and ending December 2021. The second note has an outstanding principal balance of €4,394 ($5,013), is charged interest at the 6-month Euribor plus 286 basis points, effective rate of 2.59% at June 30, 2017. The note is payable in semi-annual installments beginning June 2017 and ending December 2021. The third note has an outstanding principal balance of €2,853 ($3,256) and is non-interest bearing. The note is payable in semi-annual installments beginning June 2016 and ending December 2017 with a final balloon payment of €2,500 in March 2022.

An adjustment in the purchase accounting to value the non-interest bearing debt at its fair market value was made. At January 15, 2015 it was determined that the fair value of the debt was €1,460 or $1,561 less than the book value. This reduction is not reflected in the above descriptions of PM debt. This discount is being amortized over the life of the debt and being charged to interest expense. As of June 30, 2017 the remaining balance was €705 or $804 and has been offset to the debt.

PM Group is subject to certain financial covenants as defined by the debt restructuring agreement with BPER and Unicredit including maintaining (1) Net debt to EBITDA, (2) Net debt to equity, and (3) EBITDA to net financial charges ratios. The covenants are measured on a semi-annual basis.

At June 30, 2017, PM Group has unsecured borrowings with four Italian banks totaling €13,015 ($14,851). Interest on the unsecured notes is charged at the 3-month Euribor plus 250 basis points, effective rate of 2.17% at June 30, 2017. Principal payments are due on a semi-annual basis beginning June 2019 and ending December 2021. Accrued interest on these borrowings through the date of acquisition at January 15, 2015, totaled €358 ($409) and is payable in semi-annual installments beginning June 2019 and ending December 2019.

At June 30, 2017, Autogru PM RO, a subsidiary of PM Group, has two notes. The first note is payable in 60 monthly principal installments of €8 ($9), plus interest at the 1-month Euribor plus 300 basis points, effective rate of 3.00% at June 30, 2017, maturing October 2020. At June 30, 2017, the outstanding principal balance of the note was €339 ($387). The second new note is payable in one installment in September 2017 is charged interest at the 1-month Euribor plus 250 basis points, effective rate of 2.50% at June 30, 2017.  At June 30, 2017, the outstanding principal balance of the note was €440 ($502).

PM has an interest rate swap with a fair market value at June 30, 2017 of €6 or $7 which has been included in debt.

Valla Short-Term Working Capital Borrowings

At June 30, 2017, Valla had established demand credit and overdraft facilities with three Italian banks. Under the facilities, Valla can borrow up to approximately €1,343 ($1,532) for advances against orders, invoices and bank overdrafts. Interest on the Italian working capital facilities is charged at a flat percentage rate for advances on invoices and orders ranging from 4.50% - 4.75%. At June 30, 2017, the Italian banks had advanced Valla €542 ($618).

Valla Term Loans

At June 30, 2017, Valla has a term loan with Carisbo.  The note is payable in quarterly principal installments of €8 ($9), plus interest at the 3-month Euribor plus 470 basis points, effective rate of 4.37% at June30, 2017. The note matures on January 2021. At June 30, 2017, the outstanding principal balance of the note was €110 ($126).

Capital leases

Georgetown facility

The Company leases it Georgetown facility under a capital lease that expires on April 30, 2028.  The monthly rent is currently $64 and is increased by 3% annually on September 1 during the term of the lease.   At June 30, 2017, the outstanding capital lease obligation is $5,256.

Winona facility

The Company has a lease which expired on February 1, 2017, that includes a one year extension through February 1, 2018, at the option of the Company.  The Company exercised its option to extend the lease.  The lease provides for monthly lease payments of $2 for its Winona, Minnesota facility. The Company has an option to purchase the facility for $500 by giving notice to the landlord of its intent to purchase the facility. The Company has chosen to exercise the purchase option effective July 26, 2017. At June 30, 2017, the Company has outstanding capital lease obligation of $500 which is the amount of the purchase option.

Equipment

The Company has entered into a lease agreement with a bank pursuant to which the Company is permitted to borrow 100% of the cost of new equipment with 60  months repayment periods. At the conclusion of the lease period, for each piece of equipment the Company is required to purchase that piece of leased equipment for one dollar.

The equipment, which is acquired in ordinary course of the Company’s business, is available for sale and rental prior to sale.

Under the lease agreement the Company can elect to exercise an early buyout option at any time, and pay the bank the present value of the remaining rental payments discounted by a specified Index Rate established at the time of leasing. The early buyout option results in a prepayment penalty which progressively decreases during the term of the lease. Alternatively, under the like-kind provisions in the agreement, the Company can elect to replace or substitute different equipment in place of equipment subject to the early buyout without incurring a penalty.

The following is a summary of amounts financed under equipment capital lease agreements:

		Remaining		Balance as of
	Amount Borrowed	Repayment Period	Amount of Monthly Payment	June 30, 2017
New equipment	$896	49	$18	$759

As of June 30, 2017, the Company has two additional capital leases with total capitalized lease obligations of $20.

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

As of June 30, 2017, the note had a remaining principal balance of $6,932 and an unamortized discount of $568. The difference between current unamortized discount and the $893 initially recorded represents $325 of amortization of excess discount.

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

As of June 30, 2017, the note had a remaining principal balance of $14,546 and an unamortized discount of $454. The difference between current unamortized discount and the $714 initially recorded represents $260 of amortization of excess discount. Debt issuance costs offset against this note totaled $343 at June 30, 2017.

14. Legal Proceedings and Other Contingencies

The Company is involved in various legal proceedings, including product liability, employment related issues, and workers’ compensation matters which have arisen in the normal course of operations. The Company has product liability insurance with self- insurance retention limits that range from $50 to $500.

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

When it is probable that a loss has been incurred and possible to make a reasonable estimate of the Company’s liability with respect to such matters, a provision is recorded for the amount of such estimate or the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur. The Company established reserves for several PM lawsuits in conjunction with the accounting for this acquisition.

Additionally, beginning on December 31, 2011, the Company’s workmen’s compensation insurance policy has per claim deductible of $250 and aggregates of $1,000, $1,150, $1,325, $1,875 $1,575 and $1,575 for 2012, 2013, 2014, 2015, 2016 and 2017 policy years, respectively. The Company is fully insured for any amount on any individual claim that exceeds the deductible and for any additional amounts of all claims once the aggregate is reached. The Company currently has several workmen compensation claims related to injuries that occurred after December 31, 2011 and therefore are subject to a deductible. The Company does not believe that the contingencies associated with these worker compensation claims in aggregate will have a material adverse effect on the Company

On May 5, 2011, Company entered into two separate settlement agreements with two plaintiffs. As of June 30, 2017, the Company has a remaining obligation under the agreements to pay the plaintiffs an aggregate of $1,330 without interest in 14 annual installments of $95 on or before May 22 of each year. On, February 3, 2016, the Company entered into another legal settlement with a single plaintiff for €640 ($730). The liability had been fully accrued and resulted in no gain or loss. The Company has paid €560 ($639). As of June

30, 2017 the Company has a remaining obligation under the agreement to pay the plaintiff €80 ($91) without interest in monthly installments of €20 ($23). The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total payment will be charged to interest expense over payment period.

It is reasonably possible that the “Estimated Reserve for Product Liability Claims” may change within the next 12 months. A change in estimate could occur if a case is settled for more or less than anticipated, or if additional information becomes known to the Company.

a

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

The Company through its former Manitex Liftking subsidiary provided parts and services to LiftMaster, Ltd (“LiftMaster”) or purchased parts or services from LiftMaster. LiftMaster is a rental company that rents and services rough terrain forklifts. LiftMaster is owned by an individual who was a Vice President of Manitex Liftking ULC during the period that the Company owned this subsidiary and a relative of his.

As of June 30, 2017 the Company had an accounts receivable of $13 and $28 from BGI and SL, respectively, and accounts payable of   $1,547, $130 and $126 to BGI, SL and Terex, respectively.  As of December 31, 2016 the Company had an accounts receivable of $47 and $22 from SL and Lift Ventures, respectively and accounts payable of $471, $749, $7 and $940 to SL, Lift Ventures, BGI and Terex, respectively.

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

		Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Rent paid	Bridgeview Facility (1)	$65	$65	$130	$129

Sales to:	BGI USA, Inc.	$—	$—	$—	$—
	SL Industries, Ltd.	—	16	—	48
	Lift Ventures	—	13	—	13
	LiftMaster	—	—	—	—
	Terex	—	—	—	—
Total Sales		$—	$29	$—	$61

Purchases from:
	BGI USA, Inc.	$663	$—	$854	$—
	Lift Ventures	—	308	618	762
	SL Industries, Ltd.	69	748	138	1,665
	LiftMaster	—	—	—	1
	Terex	198	122	402	228
Total Purchases		$930	$1,178	$2,012	$2,656

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

At June 30, 2017, the Company had a receivable of $174 from ASV Holdings and a payable to ASV Holdings of $46.

Notes Payable to Terex

The Company has the following notes payable to Terex:

	June 30,	December 31,
	2017	2016
Note payable related to ASV acquisition	$—	$1,594
Convertible note, (net)	$6,932	$6,862

See Note 13 for additional details regarding the above convertible note.

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

16. Income Taxes

For the three months ended June 30, 2017, the Company recorded an income tax (benefit) of $(23), which included a discrete income tax provision of $21. The calculation of the overall income tax benefit primarily consists of anticipated federal, state and local, and foreign taxes.  For the three months ended June 30, 2016, the Company recorded an income tax (benefit) of $(2,051) which consisted primarily of anticipated federal, state and local, and foreign taxes.

The Company recorded an income tax expense (benefit) of $86 and $(109) for the six months ended June 30, 2017 and 2016, respectively.  The calculation of the overall income tax provision primarily consists of a foreign tax benefit and an income tax provision resulting from state and local taxes, and an increase in deferred tax liabilities related to indefinite-lived intangible assets.

The effective tax rate for the three months ended June 30, 2017 was 1.7% compared to 44.6% in the comparable prior period.  The effective tax rate for the three months ended June 30, 2017 differs from the U.S. statutory rate of 35% primarily due to the mix of domestic and foreign earnings, state and local taxes, and an increase in deferred tax liabilities related to indefinite-lived intangible assets.

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments for changes in estimate as necessary. The 2017 estimated annual effective tax rate inclusive of a valuation allowance is based upon the Company’s anticipated earnings both in the U.S. and in foreign jurisdictions.

The Company’s total unrecognized tax benefits as of June 30, 2017 and 2016 were approximately $983 and $936 which, if recognized, would affect the Company’s effective tax rate. Included in the unrecognized tax benefits is a liability for the PM Group’s potential IRES and IRAP audit adjustments for the tax years 2009 – 2013. In July 2017, the Company received notification from the Internal Revenue Service that its tax return for the year ended December 31, 2015 has been selected for examination. While it is often difficult to predict the outcome or the timing of resolution of any particular tax matter, the Company believes its liability at June 30, 2017 for unrecognized tax benefits is adequate. Favorable resolution of an unrecognized tax benefit could be recognized as a reduction in tax provision and effective tax rate in the period of resolution. Unfavorable settlement of an unrecognized tax benefit could increase the tax provision and effective tax rate and may require the use of cash in the period of resolution.

17. Discontinued Operations

The Company completed the sale of Liftking, CVS and a partial interest in ASV Holdings on September 30, 2016, December 22, 2016 and May 17, 2017, respectively.

Sale of Partial Interest in ASV Holdings

On May 17, 2017, the Company and ASV Holdings completed the previously announced underwritten initial public offering (the “Offering”) of 3,800,000 shares of ASV Holding’s common stock, including 2,000,000 shares sold by the Company. The Company received proceeds net of commissions of $13,020 from the Offering.  Additionally, the Company had legal and other expense associated with transaction of $128.  In conjunction with the sale, the Company recognized a pre-tax loss of $1,133 and recognized a $23 tax benefit.

Prior to the Offering, the Company owned 51.0% of the outstanding shares of ASV Holdings’ common stock. As a result of the Offering, as of May 17, 2017, the Company owns 21.2% of the outstanding shares of ASV Holdings’ common stock. Because the Company’s ownership interest has decreased below 50%, it no longer has a controlling financial interest in ASV Holdings and deconsolidated ASV Holdings from the financial statements and results of operations of the Company, effective May 17, 2017, in accordance with Accounting Standard Codification, or ASC, 810-10-40, Derecognition.

The following is the detail of major classes of assets and liabilities of discontinued operations that were summarized on the Company’s Unaudited Consolidated Balance Sheet as of December 31, 2016.

As of
December 31, 2016
ASSETS
Current assets
Cash	$572
Cash - restricted	535
Trade receivables (net)	13,603
Accounts receivable from related party	501
Inventory (net)	30,922
Prepaid expense and other	511
Total current assets of discontinued operations	46,644
Long-term assets
Total fixed assets (net)	15,402
Intangible assets (net)	25,824
Goodwill	30,579
Other long-term assets	372
Total long-term assets of discontinued operations	72,177
Total assets of discontinued operations	$118,821
LIABILITIES
Current liabilities
Notes payable—short term	$3,000
Accounts payable	11,976
Accounts payable related parties	2,275
Accrued expenses	6,380
Total current liabilities of discontinued operations	23,631
Long-term liabilities
Revolving term credit facilities	15,605
Notes payable (net)	26,267
Other long-term liabilities	773
Total long-term liabilities of discontinued operations	42,645
$66,276

The following is the detail of major line items that constitute (loss) income from discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues	$10,347	$47,592	$38,357	$93,035
Cost of sales	8,684	39,494	32,403	77,285
Research and development costs	174	629	694	1,375
Selling, general and administrative expenses	881	4,057	3,504	8,708
Interest expense	(278)	(1,844)	(1,156)	(3,466)
Other (expense) income	(2)	483	(40)	450
Income from discontinued operations before income taxes	328	2,051	560	2,651
(Loss) gain on sale of discontinued operations before income taxes	(1,133)	—	(1,133)	2,212
Income tax (benefit) expense related to discontinued operations	(4)	926	(23)	(499)
Net (loss) income on discontinued operations	$(801)	$1,125	$(550)	$5,362

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

OVERVIEW

The Company is a leading provider of engineered lifting solutions. The Company operates in a single business segment. The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries. Through its Manitex, Inc. subsidiary it markets a comprehensive line of boom trucks, truck cranes and sign cranes. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including, roads, bridges and commercial construction.

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

Sabre Manufacturing, LLC, (“Sabre”) which is located in Knox, Indiana, manufactures a comprehensive line of specialized mobile tanks for liquid and solid storage and containment solutions with capacities from 8,000 to 21,000 gallons. Its mobile tanks are sold to specialized independent tank rental companies and through the Company’s existing dealer network. The tanks are used in a variety of end markets such as petrochemical, waste management and oil and gas drilling.

Crane and Machinery, Inc. (“C&M”) and Crane and Machinery Leasing, Inc. (“C&M Leasing”) are located in Bridgeview, Illinois.  C&M is a distributor of new and used Manitex branded products as well as Terex rough terrain and truck cranes.  C&M also provides repair services in Chicago and supplies repair parts for a wide variety of medium to heavy duty construction equipment.  C&M Leasing rents equipment in the Chicago area that is manufactured by the Company as well as a limited amount of equipment manufactured by third parties. C&M Leasing’s primary business is to facilitate the sales of Company manufactured products through its rent to own program.

Discontinued Operations

ASV Segment

On May 2017, the Company sold a partial interest in its investment in ASV Holdings. As a result of this sale, the Company no longer has a controlling interest in ASV Holdings. During the quarter ended June 30, 2017, the Company deconsolidated ASV Holdings and began recording its remaining interest as an equity investment.

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

Economic Conditions

In 2014, the Company saw a decline in orders for cranes with higher lifting capacities largely a result of the fall in oil prices which decreased demand from the energy sector.  In 2015, the Company aggressively pursued other markets for its boom trucks including the tree industry, utility industry, and the general construction markets.  This focus offset and mitigated the impact of the energy market decline. While oil prices continued to decline and the U.S. oil rig count dropped from 1,600 in January 2015 to just over 500 at end of 2015, we noted that the energy companies began selling excess equipment into our other markets.

In 2016, we noted that this selloff of excess equipment continued and even accelerated through much of the year. Until late 2016, this selloff dampened demand for new equipment in both the energy market and the other markets we serve with our boom trucks.  We did note that oil prices did begin to increase and by the beginning of June were approaching $50 per barrel.  Additionally, the oil rig count began to increase again and by year end totaled 525 oil rigs. Late in the year, orders received began to increase and included orders for a number of cranes to be deployed in a multitude of markets that the Company serves.  The positive order trend has continued in 2017.  The Company continues to aggressively pursue multiple markets including the tree, utility, general construction and, energy markets.

The market for PM knuckle boom cranes has not been significantly affected by decrease in oil prices.  The market for these products has been more stable.  The North American market for knuckle boom cranes is growing. PM currently has a small share of the market for knuckle boom cranes in North America. The Company has started to manufacture knuckle boom cranes on a limited basis in the United States and is marketing them through the Company’s current distribution channels. The Company currently has a strong presence in North America for its boom trucks. The Company believes that it can significantly increase the Company’s share for knuckle boom cranes in North American. The Company believes this is an immediate opportunity that will continue to grow over time.

At the end of the quarter, the Company backlog was $47.6 million, including orders from PM that now comprise 22% of the total backlog at June 30, 2017.

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

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Net loss from continuing operations for the three month periods ended June 30, 2017 and 2016

For the three months ended June 30, 2017 and 2016 the Company had a net loss from continuing operations of $1.4 million and $2.5 million, respectively.

For the three months ended June 30, 2017, the net loss from continuing operations of $1.4 million consisted of revenue of $51.6 million, cost of sales of $42.2 million, research and development costs of $0.6 million, SG&A expenses of $8.7 million, interest expense of $1.3 million, and a foreign currency loss of $0.3 million.

For the three months ended June 30, 2016, the net loss from continuing operations of $2.5 million consisted of revenue of $48.7 million, cost of sales of $39.9 million, research and development costs of $0.7 million, SG&A expenses of $9.5 million, interest expense of $3.2 million, foreign currency transaction loss of $0.4 million, other income $0.6 and income tax benefit of $2.1 million.

Net revenues and gross profit —For the three months ended June 30, 2017, net revenues and gross profit were $51.6 million and $9.4 million, respectively. Gross profit as a percent of revenues was 18.3% for the three months ended June 30, 2017. For the three months ended June 30, 2016, net revenues and gross profit were $48.7 million and $8.7 million, respectively. Gross profit as a percent of revenues was 18.0% for the three months ended June 30, 2016.

Net revenues increased $2.9 million or 6.0% to $51.6 million for the three months ended June 30, 2017 from $48.7 million for the comparable period in 2016. The increase in revenue was primarily due to Manitex straight mast cranes.  The increase is due to an improvement in market conditions addressed above under the heading “Economic Conditions”.

Our gross profit increased $0.7 million to $9.4 million for the three months ended June 30, 2017 from $8.7 million for the comparable period in 2016. The increase in gross profit is primarily attributable to an increase in revenues, as disclosed above. An improvement of 0.3% in gross profit as a percent of revenues also contributed to the increase in gross profit. The improvement in the gross profit percent is primarily due to increased margins for straight mast cranes partially offset by decreases in our other product lines.  Boom truck margins were favorably impacted by an increase in production volume.

Research and development —Research and development was $0.6 million for the three months ended June 30, 2017 compared to $0.7 million for the same period in 2016.  Research and development expenditures were relatively consistent with the prior period. The Company’s research and development spending continues to reflect our continued commitment to develop and introduce new products that give the Company a competitive advantage.

Selling, general and administrative expense —Selling, general and administrative expense for the three months ended June 30, 2017 was $8.7 million compared to $9.5 million for the comparable period in 2016, a decrease of $0.8 million. The decreases are primarily related to the Company’s continued cost cutting programs.

Operating income (loss) —For the three months ended June 30, 2017 and 2016 the Company had operating income of $0.2 million compared with operating loss of $1.5 million, respectively. Operating income increased due to changes in revenue, cost of sales and operating expenses explained above.

Interest expense —Interest expense was $1.3 million for the three months ended June 30, 2017 compared to $3.2 million for the comparable period in 2016, a decrease of $1.9 million.  A non-recurring expense in 2016 of $1.4 million accounts for the majority of the decrease.  The non-recurring charge was the result of expensing deferred financing costs when debt was refinanced.

The remaining decrease of $0.5 million is attributable to a decrease in outstanding borrowing.  A lower interest rate on refinanced debt also contributed to the decrease in interest expense.  As the majority of the Company’s debt is variable interest rate debt, the modest increases in market interest rates including LIBOR and the U.S. prime rates partially offset other interest decreases.

Foreign currency transaction losses —For the three months ended June 30, 2017, the Company had foreign currency losses of $0.3 million compared to $0.4 million for the comparable period in 2016.  As previously stated, the Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in a currency other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds. A substantial portion of the loses relate to changes in the Argentinian peso.  The Company has not been able to identify a strategy to effectively hedge the currency risks related to the Argentinian peso.

Other (expense) income— For the three months ended June 30, 2017, the Company had other expense of $0.01 million compared to other income of $0.6 million for the comparable period.  The Company had other income in 2016 as the fair market value of a contingent liability associated with the PM acquisition was reduced based on revaluation that used updated information.

Income tax —  For the three months ended June 30, 2017 and 2016 the Company recorded an income tax (benefit) of $(0.02) and $(2.1) million, respectively. The calculation of the overall income tax benefit primarily consists of anticipated federal, state and local, and foreign taxes.

The effective tax rate for the three months ended June 30, 2017 was 1.7% compared to 44.6% in the comparable prior period.  The effective tax rate for the six months ended June 30, 2017 differs from the U.S. statutory rate of 35% primarily due to the mix of domestic and foreign earnings, state and local taxes, and an income tax provision resulting from the increase in deferred tax liabilities related to indefinite-lived intangibles.

Each quarter the Company updates its annual estimated effective tax rate and records cumulative adjustments for changes in estimate as necessary. During the three months ended June 30, 2016, the Company recorded a valuation allowance against the portion of its U.S. deferred tax asset and projected 2016 loss that cannot be realized by carrying back for a refund of taxes paid in prior years. In arriving at the year to date tax benefit as of June 30, 2016, the tax benefit for the three months ended June 30, 2016 includes the cumulative adjustment for the change in estimate. In addition, the income tax benefit for continuing operations for the three months ended June 30, 2016 was further increased as $0.9 million of income tax expense that was allocated to discontinued operations, which had the effect of increasing the tax benefit recorded in continuing operations.

For the three months ended June 30, 2017, a tax benefit for projected current year U.S. losses could not be recognized as the Company does not have sufficient taxable income within the carry back period provided for under enacted U.S. tax law.

Net loss from continuing operations —For the three months ended June 30, 2017 and 2016 the Company had a net loss of $1.4 million compared to $2.5 million, respectively. The change is explained above.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Net loss from continuing operations for the six month periods ended June 30, 2017 and 2016

For the six months ended June 30, 2017 and 2016 the Company had net losses of $4.9 million and $5.4 million, respectively.

For the six months ended June 30, 2017 the net loss of $4.9 million consisted of revenue of $ 91.4 million, cost of sales of $74.5 million, research and development costs of $1.3 million, SG&A expenses of $18.1 million, interest expense of $2.3 million, foreign currency transaction loss of $0.3 million, other income of $0.3 million and income tax benefit of $0.1 million.

For the six months ended June 30, 2016, the net loss of $5.4 million consisted of revenue of $105.6 million, cost of sales of $86.1 million, research and development costs of $1.5 million, SG&A expenses of $18.5 million, interest expense of $4.7 million, foreign currency transaction loss of $0.9 million, other income of $0.6, loss of $0.1 million in a non-marketable equity investment and income tax benefit of $0.1 million.

Net revenues and gross profit —For the six months ended June 30, 2017, net revenues and gross profit were $91.4 million and $16.9 million, respectively. Gross profit as a percent of revenues was 18.5% for the six months ended June 30, 2017. For the six months ended June 30, 2016, net revenues and gross profit were $105.6 million and $19.5 million, respectively. Gross profit as a percent of revenues was 18.5% for the six months ended June 30, 2016.

Net revenues decreased $14.2 million or 13.4% to $91.4 million for the six months ended June 30, 2017 from $105.6 million for the comparable period in 2016.  The decrease is entirely attributed to a decrease in revenues during the first quarter as second quarter revenues were up by $2.9 million.

The decrease in first quarter revenues was the result of not being able to increase productions levels fast enough to react to an increase in orders received.  In December 2016, orders began increasing for almost all product lines, but were exceptionally pronounced for the Manitex straight mast cranes.  These orders significantly increased backlog, but due to the timing of the orders, production was not able to convert these orders into revenues during the first quarter due in part to the availability of chassis needed to mount the cranes.

Our gross profit percent remained the same at  18.5% for the six months ended June 30, 2017  and June 30, 2016, respectively.

Research and development —Research and development was $1.3 million for the six months ended June 30, 2017 compared to $1.5 million for the same period in 2016.  Research and development expenditures were relatively consistent with the prior period. The Company’s research and development spending continues to reflect our continued commitment to develop and introduce new products that give the Company a competitive advantage.

Selling, general and administrative expense —Selling, general and administrative expense for the six months ended June 30, 2017 was $18.1 million compared to $18.5 million for the comparable period in 2016, a decrease of $0.4 million.  The decrease for the six months is net of an increase of $0.4 million for the three months ended March 31, 2017 compared March 31, 2016.  There was an increase in expenses for the three months ended March, as the three months ended March 31, 2017 includes expenses of $1.2 million incurred in connection with our participation at the 2017 Con Expo trade show. The Con Expo show, which is held every three years, was held in Las Vegas in March of this year. This show is an international gathering place for the construction industries. It is estimated that 130,000 professionals from around the world attended the show.

Selling, general and administrative expenses decreased $1.6 million when ConExpo expenses are excluded. The decrease is primarily related to the Company’s continued cost cutting programs.

Operating loss —For the six months ended June 30, 2017 and 2016 the Company had operating loss of $2.5 million and $0.4 million, respectively. Operating loss increased due to changes in revenue, cost of sales and operating expenses explained above.

Interest expense —Interest expense was $2.3 million for the six months ended June 30, 2017 compared to 4.7 million for the comparable period in 2016, a decrease of $2.4. A non-recurring expense in 2016 of $1.4 million accounts for the majority of the decrease.  The non-recurring charge was the result of expensing deferred financing costs when debt was refinanced.

The remaining decrease of $1.0 million is attributable to a decrease in outstanding borrowing.  A lower interest rate on refinanced debt also contributed to the decrease in interest expense.  As the majority of the Company’s debt is variable interest rate debt, the modest increases in market interest rates including LIBOR and the U.S. prime rates partially offset other interest decreases.

Foreign currency transaction losses —For the six months ended June 30, 2017, the Company had a foreign currency loss of $0.3 million compared to $0.9 million loss for the comparable period in 2016.  As previously stated, the Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in a currency other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds.

The loss for 2016 period includes the recognition of deferred loss of $0.2 million related to an intercompany receivable.  The loss had been previously deferred in other comprehensive income as there was an intercompany receivable that was not expected to be repaid.  The repayment of the receivable resulted in the recognition of the previously deferred loss.  The remaining losses for 2016 and the losses for 2017 are largely the result of changes in the Argentinian peso.  The Company has not been able to identify a strategy to effectively hedge the currency risks related to the Argentinian peso.

Income tax —For the six months ended June 30, 2017 and 2016 the Company recorded an income tax expense (benefit) of $0.1 million and ($0.1) million, respectively. The calculation of the overall income tax provision primarily consists of a foreign tax benefit and an income tax provision resulting from state and local taxes, and an increase in deferred tax liabilities related to indefinite-lived intangible assets.

The effective tax rate for the six months ended June 30, 2017 was (1.8%) compared to 2.0% in the comparable prior period.  The effective tax rate for the six months ended June 30, 2017 differs from the U.S. statutory rate of 35% primarily due to the mix of domestic and foreign earnings, state and local taxes, and an income tax provision resulting from the increase in deferred tax liabilities related to indefinite-lived intangibles.

Each quarter the Company updates its annual estimated effective tax rate and records cumulative adjustments for changes in estimates as necessary. During the three months ended June 30, 2016, the Company recorded a valuation allowance against the portion of its U.S. deferred tax asset and projected 2016 loss that cannot be realized by carrying back for a refund of taxes paid in prior years. In arriving at the year to date tax benefit as of June 30, 2016, the tax benefit for the three months ended June 30, 2016 includes the cumulative adjustment for the change in estimate.

For the six months ended June 30, 2017, a tax benefit for projected current year U.S. losses could not be recognized as the Company does not have sufficient taxable income within the carry back period provided for under enacted U.S. tax law.

Other income— For the six months ended June 30, 2017 and 2016, the Company had other income of $0.3 and $0.6 million, respectively. For the six months ended June 30, 2017, other income is the result of revaluing a contingent acquisition liability related to an option to acquire certain PM bank debt.  For the six months ended June 30, 2016, the Company had other income as the fair market value of a contingent liability associated with the PM acquisition was reduced based on revaluation that used updated information

Net loss from continuing operations —For the six months ended June 30, 2017 and 2016 the Company had a net loss of $4.9 and $5.4 million, respectively.  The change is explained above.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash were $3.6 million at June 30, 2017 compared to $5.3 million at December 31, 2016. In addition, the Company has a U.S. revolving credit facility with maturity date of July 20, 2019. At June 30, 2017 the Company had approximately $11.8 million available to borrow under its revolving credit facility.

At June 30, 2017, the PM Group had established working capital facilities with seven Italian and six South American banks. Under these facilities, the PM Group can borrow $26.6 million against orders, invoices and letters of credit. At June 30, 2017, the PM Group had received advances of $23.6 million. Future advances are dependent on having available collateral.

During the six months ended June 30, 2017, total debt decreased by $2.3 million to $93.1 million at June 30, 2017 from $95.4 million at December 31, 2016.

The following is a summary of the net decrease in our indebtedness from December 31, 2016 to June 30, 2017:

Facility	Increase/ (decrease)
U.S. Revolver	$(6.8)	million
Note payable—bank (insurance premiums)	0.2	million
Note payable—Terex	(1.6)	million
Capital leases-buildings	—	million
Capital leases-equipment	0.3	million
Convertible note—related party	—	million
Convertible note—Perella	—	million
PM working capital (See note 12 for details)	4.1	million
PM other debt (See note 12 for details)	0.7	million
Valla note payable	0.1	million
Valla working capital borrowings	0.6	million
	$(2.4)	million
Debt issuance costs	0.1	million
	$(2.3)	million

Outstanding borrowings

The following is a summary of our outstanding borrowings at June 30, 2017:

(In millions)

	Outstanding Balance	Interest Rate	Interest Paid	Principal Payment
U.S Revolver	$13.2	4.07 to 5.25%	Monthly	July 20, 2019 maturity
Note payable bank (insurance premiums)	0.2	2.75%	Monthly	$0.04 million monthly
Convertible note—Terex	6.9	7.5%	Semi-Annual	December 19, 2019 maturity
Convertible note—Perella	14.5	7.5%	Semi-Annual	January 7, 2021 maturity
Capital lease—cranes for sale	0.8	4.0%	Monthly	Over 49 months
Capital lease—Georgetown facility	5.3	12.50%	Monthly	$0.06 million monthly payment includes interest
Capital leases—Winona facility	0.5	n.a	Final Payment	To be paid in 2018
PM unsecured borrowings	14.9	2.22%	Semi-Annual	Variable semi-annual starting June 2017 through December 2021
PM Autogru term loan	0.4	3.00%	Monthly	$0.09 million monthly through October 2020
PM Autogru term loan	0.5	2.50%	Annually	$0.5 million payment due September 2017
PM term loans with related accrued interest, interest rate swaps and FMV adjustments	12.4	0 to 2.59%	Semi-Annual	Variable semi-annual starting June 2016 through March 2022. Payments scheduled for 2017 total $3 million
PM short-term working capital borrowings-Italy	22.6	1.42 to 1.67%	Monthly	Upon payment of invoice
PM short-term working capital borrowings-South America	1.0	9.0 to 24.0%	Monthly	Upon payment of invoice
Valla note payable	0.1	4.37%	Quarterly	Over 14 quarterly payments
Valla short-term working capital borrowings	0.6	4.50 to 4.75%	Monthly	Upon payment of invoice or letter of credit
	$93.9
Debt issuance costs	(0.8)

Debt net of issuance costs	$93.1

Future availability under credit facilities

As stated above, the Company had cash of $3.6 million and approximately $11.8 million available to borrow under its credit facility at June 30, 2017.

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

2017

Operating activities consumed $4.4 million of cash for the six months ended June 30, 2017 comprised of net loss of $5.5 million, non-cash items that totaled $2.4 million and changes in assets and liabilities related to continuing operations consumed $6.1 million. Additionally, discontinued operations generated $4.8 million of cash in the quarter.    The principal non-cash items that generated cash are depreciation and amortization of $2.7 million, share based compensation of $0.4 million, amortization of deferred financing costs of $0.2 million, amortization of debt discounts of $0.2 million offset by decrease in inventory reserves of $0.2 million, a change in deferred income taxes of $0.2 million, the gains on revaluation of a contingent acquisition liability of $0.3 million and a gain on interest rate swaps of $0.4 million.

The change in assets and liabilities related to continuing operations consumed $6.1 million.  The changes in assets and liabilities had the following impact on cash flows: accounts receivable consumed $9.4 million, inventory consumed $0.3 million, prepaid expenses consumed $0.2 million, accounts payable generated $4.5 million, accrued expenses consumed $0.2 million, other current liabilities generated $0.2 million, and other long-term liabilities consumed $0.7 million.  The increase in accounts receivable and accounts payable are the result of an increase in sales as compared to the first quarter of 2017 and expected revenue growth, respectively.  The fluctuation in the remaining assets and liabilities are within a range that would normally be expected to occur.

Investing activities for the six months ended June 30, 2017 generated $12.3 million of cash.  The Company received $12.9 million in net proceeds from the sale of its partial interest in ASV Holdings. The Company used $0.5 million of cash to purchase machinery and equipment.

Financing activities consumed $9.7 million in cash for the six months ended June 30, 2017.  Cash was generated from increases in borrowing under PM’s working capital facilities of $3.2 million, the receipt of proceeds of $2.4 related a stock offering and $0.5 million in new debt.  The cash generated was partially offset by a decrease in borrowings under the Company’s revolving credit facilities of $6.7 million, notes payments of $3.2 million, the repurchase of $0.1 million of stock from employees to satisfy employees’ tax withhold upon vesting of restricted shares and the payment of $0.7 million under capital lease obligations. Discontinued operations financing activities consumed an additional $5.1 million.

2016

Operating activities consumed $7.3 million of cash for the six months ended June 30, 2016 comprised of net loss of $0.1 million, non-cash items that totaled $5.5 million and changes in assets and liabilities related to continuing operations consumed $5.7 million. Additionally, discontinued operations consumed $7.0 million. The principal non-cash items  that generated cash are depreciation and amortization of $3.6 million, increases in allowance for doubtful accounts and inventory reserves that together total $0.6 million, write down of goodwill of $0.3, amortization of debt discounts of $0.3 million, share based compensation of $0.6 million and amortization of deferred financing costs of $1.8 million offset by the gain of $0.4 million on the mark to market revaluation of interest rate swaps,  a changed in deferred taxes of $0.3 million and $0.9 million gain on the revaluation of a contingent acquisition liability.

The change in assets and liabilities related to continuing operations consumed $5.7 million.  The changes in assets and liabilities had the following impact on cash flows: accounts receivable consumed $7.5 million, inventory generated $4.5 million, prepaid expenses generated $0.3 million, other assets generated $0.2 million, accounts payable consumed $1.7 million, accrued expenses consumed $2.0 million, other current liabilities generated $0.7 million, and other long-term liabilities consumed $0.1 million. The increase in accounts receivable is due to the fact that collections of large receivable has been delayed.  This receivable was fully collected.  The fluctuations in the remaining assets and liabilities are within a range that would normally be expected to occur and in part due lower revenues.

Investing activities for the six months ended June 30, 2016 generated $3.5 million of cash. Discontinued operations provided $4.0 million. The Company used $0.7 million of cash to purchase machinery and equipment and generated $0.2 million from the sale of equipment.

Financing activities generated $4.7 million in cash for the six months ended June 30, 2016.  Cash was generated by increases in borrowing under the revolving credit facilities of $0.9 million, and the working capital facilities of $3.9 million and by $4.1 million from a sales and lease back transaction.  Additionally, the Company borrowed $0.7 million to finance a portion of 2016 insurance premiums. Other financing activities consumed $4.9 million which is primarily related to debt repayments (including capital lease obligations). Discontinued operations provided by financing activities totaled $0.5 million.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” (“ASU 2015-11”). ASU 2015-11 requires inventory be measured at the lower of cost or net realizable value and options that currently exist for market value be eliminated. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. ASU 2015-11 should be applied prospectively.  The Company has adopted this guidance during the quarter ended March 31, 2017 on a prospective basis. The adoption of this guidance did not have a significant impact on the operating results when adopted.

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

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815),” (“ASU 2016-05”). ASU 2016-05 provides guidance clarifying that novation of a derivative contract (i.e. a change in counterparty) in a hedge accounting relationship does not, in and of itself, require designation of that hedge accounting relationship. The Company has adopted this guidance during the quarter ended March 31, 2017. The adoption of this guidance did not have an impact on the operating results when adopted.

In March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815),” (“ASU 2016-06”). ASU 2016-06 simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by clarifying that an exercise contingency does not need to be evaluated to determine whether it relates to interest rates and credit risk in an embedded derivative analysis. The effective date will be the first quarter of fiscal year 2017, with early adoption permitted. The Company has adopted this guidance during the quarter ended March 31, 2017. The adoption of this guidance did not have an impact on the operating results when adopted.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting,” (“ASU 2016-09”). ASU 2016-09 is intended to simplify several aspects of accounting for share-based payment awards. The effective date will be the first quarter of fiscal year 2017, with early adoption permitted. The Company has adopted the guidance for the year ended December 31, 2017. The adoption of this guidance did not have an impact on the operating results when adopted.

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

Off-Balance Sheet Arrangements

Private Bank has issued 3 standby letters of credit at June 30, 2017.  The first standby letter of credit is $0.625 million in favor of an insurance carrier to secure obligations which may arise in connection with future deductibles payments that may be incurred under Company’s workman compensation insurance policies.  The second standby letter of credit is $0.02 million in favor of a governmental agency to secure obligations which may arise in connection with workman compensation claims.  The third standby letter of credit is $0.15 million in favor of a customer to secure a commercial contract.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk disclosures have not materially changed since the 2016 Annual Report on Form 10-K was filed. The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2016.

Item 4—Controls and Procedures

Disclosure Controls and Procedures

The Company under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2017.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2017 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

The information set forth in Note 14 (Legal Proceedings and Other Contingencies) to the accompanying Consolidated Financial Statements included in Part I.  Item 1 “Financial Statements” of this Form 10-Q is incorporated herein by reference.

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

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publically Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1—April 30, 2017	—	—	—	—
May 1—May 31, 2017	—	—	—	—
June 1—June 30, 2017	—	—	—	—
	—	$—	—	—

Item 3—Defaults Upon Senior Securities

None

Item 4—Mine Safety Disclosures

Not applicable.

Item 5—Other Information

None

Item 6—Exhibits

See the Exhibit Index set forth below for a list of exhibits included with this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1

First Amendment, dated April 25, 2017, to Revolving Credit, Term Loan and Security Agreement dated as of December 23, 2016 among A.S.V., LLC, the Loan Parties thereto, the Lenders and PNC Bank, National Association, as agent for Lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 26, 2017).

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

101*

The following financial information from Manitex International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Operations for the six months ended June 30, 2017 and 2016 (ii) Statements of Comprehensive Income for six months ended June 30, 2017 and 2016 (ii) Balance Sheets as of June 30, 2017 and December 31, 2016, (iii) Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (iv) Notes to Unaudited Interim Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 3, 2017

By:	/s/ David J. Langevin
David J. Langevin
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 3, 2017

By:	/s/ MICHAEL SCHNEIDER
Michael Schneider
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)