Form 10-K/A
period 2016-12-31
Manitex International, Inc.
filed 2018-04-03
CIK 1302028

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K/A incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2017 Annual Meeting (the “2017 Proxy Statement”) to be filed with the Commission within 120 days after the end of the fiscal year ended December 31, 2016.

i

PART I

References to the “Company,” “we,” “our” and “us” refer to Manitex International, Inc., together in each case with our subsidiaries and any predecessor entities unless the context suggests otherwise.

Forward-Looking Statements

When reading this section of this Annual Report on Form 10-K/A, it is important that you also read the financial statements and related notes thereto. This Annual Report on Form 10-K/A and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K/A, other than statements that are purely historical, are forward-looking statements and are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K/A include, without limitation: (1) projections of revenue, earnings, capital structure and other financial items, (2) statements of our plans and objectives, (3) statements regarding the capabilities and capacities of our business operations, (4) statements of expected future economic conditions and the effect on us and on our customers, (5) expected benefits of our cost reduction measures, and (6) assumptions underlying statements regarding us or our business. Our actual results may differ from information contained in these forward looking-statements for many reasons, including those described below and in the section entitled “Item 1A. Risk Factors”:

(1)	a future substantial deterioration in economic conditions, especially in the United States and Europe;
(2)	government spending; fluctuations in the construction industry, and capital expenditures in the oil and gas industry;
(3)	our level of indebtedness and our ability to meet financial covenants required by our debt agreements;
(4)	our ability to negotiate extensions of our credit agreements and to obtain additional debt or equity financing when needed;
(5)	the cyclical nature of the markets we operate in;
(6)	increase in interest rates;
(7)	Our increasingly international operations expose us to additional risks and challenges associated with conducting business internationally;
(8)	difficulties in implementing new systems, integrating acquired businesses, managing anticipated growth, and responding to technological change;
(9)	our customers’ diminished liquidity and credit availability;
(10)	the performance of our competitors;
(11)	shortages in supplies and raw materials or the increase in costs of materials;
(12)	potential losses under residual value guarantees,
(13)	product liability claims, intellectual property claims, and other liabilities;
(14)	the volatility of our stock price;
(15)	future sales of our common stock;
(16)	the willingness of our stockholders and directors to approve mergers, acquisitions, and other business transactions;
(17)	currency transaction (foreign exchange) risks and the risk related to forward currency contracts;
(18)

certain provisions of the Michigan Business Corporation Act and the Company’s Articles of Incorporation, as amended, Amended and Restated Bylaws, and the Company’s Preferred Stock Purchase Rights may discourage or prevent a change in control of the Company;

(19)	a substantial portion of our revenues are attributed to limited number of customers which may decrease or cease purchasing any time;
(20)	a disruption or breach in our information technology systems;
(21)	our reliance on the management and leadership skills of our senior executives;
(22)	the cost of compliance with Section 404 of the Sarbanes-Oxley Act of 2002; and
(23)	Impairment in the carrying value of goodwill could negatively affect our operating results; and
(24)	other factors.

The risks described in our Annual Report on Form 10-K/A are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. We do not undertake, and expressly disclaim, any obligation to update this forward-looking information, except as required under applicable law.

EXPLANATORY NOTE

Manitex International, Inc. (the “Company”) is filing this amendment (this “Amendment” or “Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2016, which was originally filed on March 10, 2017 (the “Original Form 10-K” or the “Original Filing”). This Amendment includes restated financial statements for the year ended December 31, 2016. This Amendment also includes 2016, as well as restated 2016 interim financial statements in Note [25] (Quarterly Financial Data (Unaudited) to the financial statements in Part II, Item 8 of this Form 10-K/A. This Amendment also reflects changes to Management’s Discussion and Analysis of Financial Conditions and Results of Operations set fourth in Item 7, to the Management’s Report on Internal Controls over Financial Reporting, as well as the Report of our Independent Registered Public Accounting Firm.

The corrections contained in these restated financial statements, which we refer to herein as the “Restatement,” were prepared following an independent review by the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors into certain accounting matters, which is further described herein.

Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing and does not modify or update disclosures contained in the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC made subsequent to the Original Filing.

Background

As previously described in the Company’s Current Report on Form 8-K filed on November 6, 2017, in 2016 the Company sold 39 cranes for total sales revenues of approximately $15 million to a single broker customer in a series of transactions (the “Transactions”) that were each structured as a customary “bill and hold” arrangement. The revenue for the Transactions was originally recognized in 2016. Ten of these units that were sold for an aggregate value of approximately $3 million were returned during 2016 (and were subsequently sold to other customers), such that for 2016, a net of 29 cranes were sold for approximately $12 million. In addition, the Company made various payments that were expensed in 2016 and 2017 to the broker and its wholly-owned subsidiary. Furthermore, the debt taken on by the broker customer to purchase the cranes was effectively guaranteed by the Company pursuant to certain related agreements. In connection with its review of its financial results for the quarter ended September 30, 2017, the Company became aware that the prior accounting treatment for the Transactions was not correct. Specifically, the Company has concluded that the relationship with the Broker and its wholly-owned subsidiary qualified as a Variable Interest Entity (“VIE”) and should therefore have resulted in a different accounting treatment resulting in the debt of the VIE being reflected in the Company’s consolidated balance sheet. The Company has concluded that the revenue recognition criteria for 2016 sales were not met and payments to the Broker were not expenses of the Company. In addition, disclosures were incomplete.

In connection with the foregoing matters, on November 2, 2017, the Audit Committee of the Board of Directors of the Company, in consultation with the Company’s management and UHY LLP, the Company’s independent registered public accounting firm, determined that the Company’s previously issued financial statements for the quarters ended March 31, June 30 and September 30, 2016, year ended December 31, 2016 and quarters ended March 31 and June 30, 2017 included in the Company’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q for such periods and together with all three, six and nine-month financial information contained therein (collectively, the “Non-Reliance Periods”) can no longer be relied upon.

The restated financial statements correct the following errors:

Reversal of Sales to SVW

As previously disclosed, the Company had sold a net 29 cranes to SVW Crane & Equipment Company (“SVW”) for approximately $12 million in sales revenues.  Since revenue recognition criteria for these sales was not met, these sales have been reversed and revenues will be recognized in the future as these cranes are sold or leased to third party customers.

Effect of Recording SVW Debt

As disclosed in Note 12, SVW has five notes outstanding with four financial institutions, each of which was effectively guaranteed by the Company. At December 31, 2016 the value of these notes totaled $11.2 million. Given SVW’s treatment as a VIE, and the fact that the Company effectively guaranteed it, this debt has been consolidated into the restated financial statements.

Effect of Treating Funds Sent to SVW’s Wholly-Owned Subsidiary as Advances

As discussed above, there were $0.9 million in payments that the Company had originally classified as expenses paid to SVW’s wholly-owned subsidiary.  Given SVW’s treatment as a VIE this payments have been reclassified as intercompany advances.

Recording of Payments Made by SVW to Lenders

Debt payments of $1.3 million were paid on the five SVW notes disclosed in Note 12 for the year ended December 31, 2016.

Cumulative Income Tax Effect

This includes the minor impact on the income taxes for the year ended December 31, 2016 related to the discontinued operations and SVW restatements discussed above.

Other

The Company disclosed a partial residual value guarantee to support a customer’s financing of equipment purchased from the Company that was previously not disclosed (see Note 24). A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date if certain conditions are met by the customer. The Company has issued partial residual guarantees that have a maximum exposure of approximately $1.6 million.  The Company, however, does not have any reason to believe that any exposure from such a guarantee is probable at this time and accordingly no liability has been recorded. The Company’s lability from its guarantees may be affected by economic conditions in used equipment markets at the time of loss.

This includes minor rounding and reclassification adjustments not included in previous categories.

Effect of Reclassifying ASV to Discontinued Operations

As of December 31, 2016, the Company owned a 51% interest in ASV Holdings, Ins., which was formerly known as A.S.V., LLC (“ASV Holdings”).  On May 11, 2017, in anticipation of an initial public offering, ASV Holdings converted from an LLC to a C-Corporation and the Company’s 51% interest was converted to 4,080,000 common shares of ASV Holdings.  On May 17, 2017, in connection within its initial public offering, ASV Holdings sold 1,800,000 of its own shares and the Company sold 2,000,000 shares of ASV Holdings common stock.  The Company held a 21.2% interest in ASV Holdings at December 31, 2016, but no longer has a controlling interest in ASV Holdings.  ASV Holdings was deconsolidated during the quarter ended June 30, 2017 and is recorded as an equity investment starting with quarter ended June 30, 2017.  Since this 10-K/A is being filed after the above described events, current and prior period financial statements included in this 10-K/A have been restated to reflect ASV Holdings as a discontinued operation.

Concurrent Financial Statement Filings

We are concurrently filing (i) an amendment to our Quarterly Report on Form 10-Q for the period ended March  31, 2017 to similarly restate our unaudited condensed consolidated financial statements and related financial information and other items included in such report, (ii) an amendment to our Quarterly Report on Form 10-Q for the period ended June 30, 2017 to similarly restate our unaudited condensed consolidated financial statements and related financial information and other items included in such report, and (iii) our Quarterly Report on Form 10-Q for the period ended September 30, 2017.

Internal Control and Disclosure Controls Considerations

Our Chief Executive Officer has determined that there were deficiencies in our internal control over financial reporting that constitute material weaknesses, as defined by SEC regulations, at December 31, 2016, with respect to procedures for:

1.

We did not maintain an adequate process for the intake of new contracts, customers and vendors, particularly for contracts involving unique transaction structures or unusual obligations on the part of the Company, to ensure that all contracts are appropriately reviewed and approved, and the associated financial reporting requirements associated with such contracts and transactions structures are properly identified and complied with in accordance with Generally Accepted Accounting Principles.

2.

We did not maintain adequate entity-level controls with respect to ensuring adequate supporting documentation of journal entries and proper review and approval of journal entries and disbursements that were unusual in nature and of significant amounts.

3.	We did not maintain an adequate review process with respect to the accounting of bill-and-hold transactions and ensuring proper revenue recognition.
4.	We did not maintain an adequate communication policy with respect to compliance with the Company’s Code of Ethics and availability of the Company’s whistleblower hotline to report compliance issues.

Accordingly, our Chief Executive Officer has concluded that our internal control over financial reporting and disclosure controls and procedures, as defined by SEC regulations, were not effective at December 31, 2016, as discussed in Part II, Item 9A of this Form 10-K/A.

EFFECTS OF RESTATEMENTS

The following table sets forth the effects of the restatement on affected items within our previously reported Consolidated Statements of Operations for the year ended December 31, 2016:

		For Year ended
In thousands, except per share data		December 31, 2016
Net revenues	As originally reported	$288,959
	Effect of reclassifying ASV to discontinued operations	(103,802)
	Adjustments	(11,960)
	As restated	$173,197

Gross profit	As originally reported	$48,584
	Effect of reclassifying ASV to discontinued operations	(16,189)
	Adjustments	(2,458)
	As restated	$29,937

Net loss from continuing operations	As originally reported	$(21,775)
	Effect of reclassifying ASV to discontinued operations	1,169
	Adjustments	(2,583)
	As restated	$(23,189)

Net loss from discontinued operations	As originally reported	$(13,959)
	Effect of reclassifying ASV to discontinued operations	(1,169)
	Adjustments	650
	As restated	$(14,478)

Net loss attributable to shareholders of Manitex International, Inc.	As originally reported	$(35,160)
	Adjustments	(1,933)
	As restated	$(37,093)

Basic and diluted loss per share from Continuing operations attributed to shareholders of Manitex International, Inc.	As originally reported	$(1.31)
	Effect of reclassifying ASV to discontinued operations	0.03
	Adjustments	(0.16)
	As restated	$(1.44)

Basic and diluted loss per share from discontinued operations attributable to shareholders of Mantitex International, Inc.	As originally reported	$(0.87)
	Effect of reclassifying ASV to discontinued operations	(0.03)
	Adjustments	0.04
	As restated	$(0.86)

Basic and diluted loss per share attributed to shareholders of Manitex International, Inc.	As originally reported	$(2.18)
	Adjustments	(0.12)
	As restated	$(2.30)

The following table sets forth the effects of the restatement on major balance sheet categories within our previously reported Consolidated Balance Sheet as of December 31, 2016:

		As of December 31,
In thousands, except per share data		2016
Current assets	As originally reported	$151,164
	Adjustments	8,970
	As restated	$160,134

Total assets	As originally reported	$317,985
	Adjustments	8,969
	As restated	$326,954

Current liabilities	As originally reported	$96,705
	Adjustments	1,795
	As restated	$98,500

Long-term liabilities	As originally reported	$121,718
	Adjustments	9,107
	As restated	$130,825

Total liabilities	As originally reported	$218,423
	Adjustments	10,902
	As restated	$229,325

Retained earnings	As originally reported	$(18,572)
	Adjustments	(1,933)
	As restated	$(20,505)

Total equity	As originally reported	$99,562
	Adjustments	(1,933)
	As restated	$97,629

Total liabilities and equity	As originally reported	$317,985
	Adjustments	8,969
	As restated	$326,954

The following table sets forth the effects of the restatement on major cash flow categories within our previously reported Consolidated Statement of Cash Flows for the year ended December 31, 2016:

		For Year ended
		December 31, 2016
Net cash used by operating activities	As originally reported	$(4,188)
	Effect of reclassifying ASV to discontinued operations	(3,546)
	Adjustments	(10,905)
	As restated	$(18,639)

Net cash provided by investing activities	As originally reported	$18,443
	Effect of reclassifying ASV to discontinued operations	—
	Adjustments	—
	As restated	$18,443

Net cash used by financing activities	As originally reported	$(16,754)
	Effect of reclassifying ASV to discontinued operations	2,438
	Adjustments	10,909
	As restated	$(3,407)

Net increase in cash and cash equivalents	As originally reported	$(2,499)
	Effect of reclassifying ASV to discontinued operations	(1,108)
	Adjustments	4
	As restated	$(3,603)

Cash and cash equivalents end of period	As originally reported	$6,418
	Effect of reclassifying ASV to discontinued operations	(1,108)
	Adjustments	4
	As restated	$5,314

See Note 3 in our Consolidated Financial Statement which has additional detailed information as what lines were affected by the restatement within the broader categories shown above tables.

ITEM 1.	BUSINESS

Our Business

The Company is a leading provider of engineered lifting solutions. The Company operates in a single business segment.  The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries.

Through its Manitex, Inc. subsidiary, it markets a comprehensive line of boom trucks, truck cranes and sign cranes. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including, roads, bridges and commercial construction.

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

Our Valla product line of industrial cranes is a full range of precision pick and carry cranes using electric, diesel, and hybrid power options. Its cranes offer wheeled or tracked, and fixed or swing boom configurations, with special applications designed specifically to meet the needs of its customers. These products are sold internationally through dealers and into the rental distribution channel.

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

Crane and Machinery, Inc. (“C&M”) is a distributor of the Company’s products as well as Terex’s rough terrain and truck cranes.  Crane and Machinery Leasing, Inc.’s (“C&M Leasing”) rents equipment manufactured by the Company as well limited amount of equipment manufactured by third parties.  Although C&M is a distributor of Terex rough terrain and truck cranes, C&M’s primary business is the distribution of products manufactured by the Company.  C&M Leasing’s primary business is the facilitation of sales of products manufactured by the Company through its rent to own program.  As C&M and C&M Leasing’s primary business is the facilitation of Company manufactured product sales, discrete financial information is not available.

Consolidated Variable Interest Entity

Even though it has no ownership interest in SVW Crane & Equipment Company (together with its wholly owned subsidiary, Rental Consulting Service Company, “SVW”), the Company has the power to direct the activities that most significantly impact SVW’s economic performance. Additionally, the Company was the primary beneficiary of the SVW relationship. SVW obtained third party financing, which was effectively guaranteed by the Company, on specific cranes the Company manufactured and remitted the loan proceeds to the Company. Other than its business transactions described herein, SVW had no other substantial business operations. The Company has determined that SVW is a Variable Interest Entity (”VIE”) that under current accounting guidance needs to consolidate in the Company’s financial results.

Change in Reporting Segments

In its Annual Report on Form 10-K filed on March 10, 2017, the Company reported its operations in three segments: the Lifting Equipment segment, the ASV segment and the Equipment Distribution segment.  Since 2015, the Company has sought to redefine itself strategically and operationally, including through a series of divestitures.  ASV Holdings is reported as a discontinued operation and as such is no longer a reporting segment.

As stated above C&M and C&M Leasing primary business is facilitation of sale of products manufactured by the Company.  Further, the Company’s Chief Operating Decision Maker (“CODM”) reviews C&M and C&M Leasing operations only to determine their impact on the entire Company. As such, the Company has now concluded that it is not appropriate to reflect C&M and C&M Leasing as a separate reportable segment.

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

On December 19, 2014, the Company completed an agreement with Terex and has become the majority owner of ASV, which is located in Grand Rapids, Minnesota. As a result of the transaction, the Company owns 51% of ASV and Terex owns 49% of ASV. ASV’s financial results were included in the consolidated results beginning on December 20, 2014. ASV is currently classified as a discontinued operation.  See “Discontinued Operations” section below for additional information.

On December 16, 2014, the Company, BGI USA Inc. (“BGI”), Movedesign SRL and R& S Advisory S.r.l., entered into an operating agreement for Lift Ventures LLC (“Lift Ventures”), a joint venture entity. Lift Ventures manufactures and sells certain products and components, including the Schaeff line of electric forklifts and certain Liftking products. The Company owns 25% of the equity of Lift Ventures and licenses certain intellectual property related to the Company’s products to Lift Ventures. In 2016, the Company determined its investment in Lift Ventures was impaired and has recognized an impairment charge to write off its entire investment in Lift Ventures LLC (See Note 27).

On November 30, 2013, CVS Ferrari srl (“CVS”), an Italian corporation and a wholly subsidiary (as of the date of acquisitions) of Manitex International, Inc., purchased the assets of Valla SpA (“Valla”).  Valla develops mobile cranes from 2 to 90 tons, using electric, diesel and hybrid power options. Its cranes offer wheeled or tracked, fixed or swing boom configurations, with special applications designed specifically to meet the needs of its customers.  Valla was reorganized as Manitex Valla srl (“Valla”) in conjunction with the sale of CVS in December 2016. Valla’s financial results are included in the consolidated results beginning on November 30, 2013.

On August 19, 2013, Manitex Sabre, Inc. (“Sabre”) acquired the assets of Sabre Manufacturing, LLC, which is located in Knox, Indiana. Sabre manufactures a comprehensive line of specialized mobile tanks for liquid and solid storage and containment solutions.  Sabre’s financial results are included in the consolidated results beginning on August 19, 2013.

Discontinued Operations

ASV is located in Grand Rapids, Minnesota manufactures a line of high quality compact track and skid steer loaders. The products are used in site clearing, general construction, forestry, golf course maintenance and landscaping industries, with general construction being the larges.

Prior to the quarter ended June 30, 2017, the Company owned a 51% interest in ASV Holdings, Ins., which was formerly known as A.S.V., LLC (“ASV Holdings”).  On May 11, 2017, in anticipation of an initial public offering, ASV Holdings converted from an LLC to a C-Corporation and the Company’s 51% interest was converted to 4,080,000 common shares of ASV Holdings.  On May 17, 2017, in connection within its initial public offering, ASV Holdings sold 1,800,000 of its own shares and the Company sold 2,000,000 shares of ASV Holdings common stock.  The Company continues to hold a 21.2% interest in ASV Holdings at December 31, 2016, but no longer has a controlling interest in ASV Holdings.  ASV Holdings was deconsolidated during the quarter ended June 30, 2017 and is recorded as an equity investment starting with quarter ended June 30, 2017.  Since this 10-K/A is being filed after above described events, prior period financial statements included in this 10-K/A have been restated to reflect ASV Holdings as a discontinued operation.

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

INFORMATION ABOUT OUR BUSINESS

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

In 2012, the market for boom trucks again showed considerable improvement with total industry unit sales approaching pre-2008 levels. The market dynamics were, however, considerably different than they previously were. Much of the current demand then was being driven by niche market sectors, i.e., oil and gas exploration and power line construction. The demand from the general construction market, although slowly improving, still did not approach pre-2008 levels.  For 2012, the Company’s boom truck unit sales increased by approximately 65% as compared to the prior year. The increase in unit sales reflects the Company’s strategic initiatives which have emphasized the development of boom trucks with higher lifting capacities that target the oil and gas and power line distribution markets.

In 2013, the overall market for boom truck was marginally down from the prior year. However, revenues generated from boom truck sales by the Company increased by approximately 30% in 2013. Accordingly, the Company’s market share was also up. The revenue increase was principally attributed to an increase in production capacity. This increase in capacity allowed us to reduce the backlog that existed at December 31, 2012 and to more aggressively promote the sale of our lower tonnage cranes. A significant portion of the December 2012 backlog was for higher tonnage cranes used in niche markets particularly the North American energy sector. During the year, there was a softening in the demand for our products which are related to the energy sector.

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

Knuckle Boom Cranes

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

The market for knuckle boom cranes has been growing in recent years as the acceptability of the product has grown and its advantages have been accepted. Growth in North America where the straight mast boom truck crane has been the more dominant product has been more rapid in recent years in combination with the overall improvement in the North American construction sector. PM Group share of the North American market has been historically low, however, this is an area of growth opportunity for the Company following its acquisition by Manitex.

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

Equipment Distribution

Crane and Machinery, Inc. (“C&M”) is a distributor of the Company’s products as well as Terex’s rough terrain and truck cranes.

Crane and Machinery Leasing, Inc.’s (C&M Leasing”) rents equipment manufactured by the Company as well limited amount of equipment manufactured by third parties.  Although C&M is a distributor of Terex rough terrain and truck cranes; C&M’s primary business is the distribution of products manufactured by the Company.  C&M Leasing’s primary business is the facilitation of sales of products manufactured by the Company through its rent to own program.

Consolidated Variable Interest Entity

Even though it has no ownership interest in SVW Crane & Equipment Company (together with its wholly owned subsidiary, Rental Consulting Service Company, “SVW”), the Company has the power to direct the activities that most significantly impact SVW’s economic performance. Additionally, the Company was the primary beneficiary of the SVW relationship. SVW obtained third party financing, which was effectively guaranteed by the Company, on specific cranes the Company manufactured and remitted the loan proceeds to the Company. Other than its business transactions described herein, SVW had no other substantial business operations. The Company has determined that SVW is a Variable Interest Entity (”VIE”) that under current accounting guidance needs to consolidate in the Company’s financial results.

Part Sales

As part of our operations, we supply repair and replacement parts for our products. The parts business margins are higher than our overall margins. Part sales as a percentage of revenues tend to increase when there is a down-turn in the industry. Part sales as a percentage of revenues are approximately 13%, 10% and 12% for the years ended December 31, 2016, 2015 and 2014, respectively.

Total Company Revenues by Sources

The sources of the Company’s revenues are summarized below:

	2016
	As Restated	2015	2014
Boom trucks, knuckle boom & truck cranes	70%	68%	65%
Industrial cranes and forklifts	3%	3%	8%
Rough terrain forklifts	2%	0%	1%
Rough terrain cranes	1%	8%	2%
Mobile tanks	4%	6%	9%
Used Construction Equipment	7%	5%	3%
Part sales	13%	10%	12%
Total Revenue	100%	100%	100%

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

The Company owns and uses several trademarks relating to its brands that have significant value and are instrumental to the Company’s ability to market its products. The Company’s most significant trademarks are its mark “Manitex” (presently registered with the United States Patent and Trademark Office until 2027).  Badger Equipment Company markets its products under the “Little Giant” and Badger trade names. The Company’s PM Group subsidiary sells its products using the trademark “PM” and PM Group’s O&S subsidiary sells its products using the “OIL & STEEL” trademark.  The Manitex, Badger, Little Giant, PM and OIL & STEEL trademarks and trade names are important to the marketing and operation of the Company’s business as a significant number of our products are sold under those names.  PM Group’s O&S subsidiary has three patents. One is registered with the Italian Patents and Trademarks Office until 2028.  O&S has two additional patents registered with OHIM that are inforce until 2031 and 2034, respectively.

Seasonality

Traditionally, the Company’s peak selling periods for cranes are the second and third quarters of a calendar year as a result of the need for equipment in the spring, summer and fall construction seasons.  A significant portion of cranes sold over the last several years have been deployed in specialized industries or applications, such as oil and gas production, power distribution and in the railroad industry. Sales in these markets are subject to significant fluctuations which correlate more with general economic conditions and the prices of commodities, including oil, and generally are not of a seasonal nature.

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

Equipment Distribution

The equipment distribution’s primary business is facilitation of sale of products manufactured by the Company. As such, it faces the same competition described above for products manufactured by the Company.  Additionally, the equipment distribution business has a dealership arrangement with Terex and must compete against dealers of other rough terrain and truck crane manufacturers.  Locally, the Equipment Distribution business competes against Runnion Equipment (dealer for National Crane), Power Equipment Leasing (dealer for Elliott) and Guiffre Cranes (dealer for Terex boom trucks). Runnion is also authorized to sell Manitex boom trucks.

While no geographic limitations exist regarding the Equipment Distribution business’s ability to sell cranes internationally, the lack of any barriers to entry and the heavy use of the Internet make this a highly active and competitive market in which to distribute cranes.

Competition for our Equipment Distribution repair business is even more intense since it is limited geographically due to the necessity of having physical access to the cranes. Most of the above referenced companies also compete in this aspect of the business, as do other types of crane and equipment dealers from nearby areas such as Indiana or Wisconsin.

Equipment Distribution parts sales are global in scope and benefit greatly from the Internet and the tenure and expertise of our employees. While competition in this area is extensive, the breadth of the products offered and our long history in this part of the business is we believe a competitive advantage.

Our Equipment Distribution business competes based on the design, quality and performance of the products it distributes, price and the supporting repair and part services that it provides. Several competitors have greater financial, marketing and distribution resources than we do. The Company, however, believes that it effectively competes with its competitors.

Backlog

The backlog at December 31, 2016 was approximately $31.3 million (restated to exclude discontinued operations), compared to a backlog of approximately $54.5 million (restated to exclude discontinued operations) at December 31, 2015.  The December 31, 2016 backlog, however, has increased by $10.8 million since September 30, 2016 when it was at $20.5 million.  The backlog has continued to grow during the early part of 2017 and was $40.8 million at January 31, 2017.   The Company expects to ship product to fulfill its existing backlog within the next twelve months.

Research and Development

The Company spent $2.9 million, $3.1 million and $1.1 million on company-sponsored research and development activities for 2016, 2015 and 2014, respectively.

Geographic Information

The information regarding revenue, the basis for attributing revenue from external customers to individual countries, and long-lived assets is found in Note 19 “Geographic Information” to our consolidated financial statements, is hereby incorporated by reference into this Part I, Item 1.

Employees

As of December 31, 2016, the Company had 709 (including 150 at discontinued operations) full time employees. The Company has not experienced any work stoppages and anticipates continued good employee relations. Eighteen (18) of our employees are covered by collective bargaining agreements. Eleven (11) of our employees at our Badger subsidiary are represented by International Union, UAW and its local No. 316. The current union contract expires on January 20, 2020. Four employees are currently represented by Automobile Mechanics’ Local 701. The union contract expires on September 30, 2017. The employees represented by the Automobile Mechanics’ Local 701 are mechanics that work in our Equipment Distribution business. A number of our Equipment Distribution customers in the Chicago metropolitan area mandate union mechanics usage for any service / repair jobs. Three employees at ASV are represented by International Brotherhood of Boilermakers Local 647. The current union contract expires on May 1, 2017.

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

Available Information

The Company makes available free of charge our annual report on Form 10-K/A, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished as required by Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through our Internet Website (www.manitexinternational.com) as soon as is reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Information contained in or incorporated into our Internet Website is not incorporated by reference herein.

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

As of December 31, 2016, the Company’s total debt was $106.3 million, which includes: revolving term credit facilities, notes payable, convertible debt and capital lease obligations.

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

We provide credit guarantees or residual value guarantees for some of our customers.

The Company’s customers, from time to time, may fund acquisition of our products through third-party finance companies. In certain instances, the Company may provide credit guarantees or residual value guarantees. With these guarantees, we must assess the probability of losses or non-performance in ways similar to the evaluation of accounts receivable. We establish reserves based upon our analysis of the current quality and financial position of our customers, past payment experience and collateral values. In circumstances where we believe it is probable that a specific customer will have difficulty meeting its financial obligations, a specific reserve is recorded to recognize a liability for a guarantee we expect to pay, taking into account any amounts that we would anticipate realizing if we are forced to repossess the equipment that supports the customer’s financial obligations to us. During periods of economic weakness, collateral underlying our guarantees of indebtedness of customers or receivables can decline sharply, thereby increasing our exposure to losses. In the future, we may incur losses in excess of our recorded reserves if the financial condition of our customers were to deteriorate further or the full amount of any anticipated proceeds from the sale of the collateral supporting our customers’ financial obligations is not realized. Historically, no losses related to guarantees have been realized; however, there can be no assurance that our historical experience with respect to guarantees will be indicative of future results.

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

The Company’s registered and common law trademarks, as well as certain of the Company’s licensed trademarks, have significant value and are instrumental to the Company’s ability to market its products. The Company’s marks “Manitex” “Badger”, “Sabre”, “Valla”,  “PM” and “O&S” are important to the Company’s business as the majority of the Company’s products are sold under those names. The Company has not registered all of its trademarks in the United States nor in the foreign countries where it does business. The Company cannot assure you that third parties will not assert claims against any such intellectual property or that the Company will be able to successfully resolve all such claims. If the Company has to change the names of any of its products, it may experience a loss of goodwill associated with its brand names, customer confusion and a loss of sales.

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

As of December 31, 2016, the Company had approximately $39.7 million of goodwill. The Company tests goodwill for impairment at least annually. If the carrying value of goodwill exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment of a significant portion of goodwill could materially negatively affect the Company’s results of operations.

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

The Company’s principal shareholders, executive officers and directors beneficially own, in the aggregate, approximately 28 % of the Company’s common stock as of February 13, 2018. As a result, these shareholders, acting together, will be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations, sales and purchases of assets. They also could dictate the management of the Company’s business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent you from receiving a premium in such a transaction.

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

The restatement of our previously issued financial statements has been time-consuming and expensive and could expose us to additional risks that could have a negative effect on our Company.

As discussed herein, we have restated our previously issued audited financial statements for the year ended December 31, 2016 as well as the unaudited quarterly financial information included in our Annual Report on Form 10-K for the year ended December 31, 2016, the unaudited financial statements for the quarter ended March 31, 2017 included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, and the unaudited financial statements for the six-month period ended June 30, 2017 included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.  The restatement process has been time consuming and expensive and could expose us to additional risks that could have a negative effect on our Company In particular, we have incurred substantial unanticipated expenses and costs, including audit, legal and other professional fees, in connection with the restatement of our previously issued financial statements and the ongoing remediation of material weaknesses in our internal control over financial reporting. Certain remediation actions have been recommended and we are in the process of implementing them (see Item 9A "Controls and Procedures" of this Form 10-K for a description of these remediation measures). To the extent these steps are not successful, we could be forced to incur additional time and expense. Our management’s attention has also been diverted from the operation of our business in connection with the restatement and these ongoing remediation efforts. In addition, as a result of these restatements, we could be subject to governmental, or other actions in connection with the restatements or related other matters. Any such proceedings could, regardless of the outcome, consume a significant amount of management’s time and attention and could result in additional legal, accounting and other costs and liabilities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The Company’s executive offices are located at 9725 Industrial Drive, Bridgeview, Illinois 60455. The Company has seven principal operating plants. The Company’s Lifting Equipment business operates from the facilities described in this paragraph. The Company builds boom trucks, and sign cranes in its 188,000 sq. ft. leased facility located in Georgetown, Texas. The Company manufactures its knuckle boom cranes, in two owned facilities, the 542,000 sq. ft. plant located in S. Cesario sul Panaro, Italy and the 213,000 sq. ft. facility located in Arad, Romania.  The Romania facility also produces sub-assemblies that are incorporated into PM products manufactured in Italy.  The Company manufactures its precision pick and carry cranes in a 58,000 sq. ft. facility located in Piacenza, Italy. The Company builds specialized rough terrain cranes and material handling product in its 170,000 sq. ft. leased facility located in Winona, Minnesota.  The Company builds its specialized mobile tanks for liquid and solid storage and containment solutions in its 100,000 sq. ft. leased facility located in Knox, Indiana.

The Company’s ASV business (included in discontinued operations) builds its compact track loaders and skid steer loaders in its 220,000 sq. ft. owned facility located in Grand Rapids, Minnesota. In addition, it owns a 10,000 sq. ft. facility for selling and servicing equipment and a 47,000 sq. ft. leased facility used for research and development, testing and material storage.  These two additional locations are also located Grand Rapids, Minnesota.

The Company operates its crane distribution business from a 39,000 sq. ft. leased facility located in Bridgeview, Illinois.

All our facilities are used exclusively by our Lifting Equipment and ASV business except for our Bridgeview facility. The Bridgeview facility houses our corporate offices and our Equipment Distribution segment operations.

The Company believes that its facilities are suitable for its business and will be adequate to meet our current needs.

ITEM 3.	LEGAL PROCEEDINGS

The Company is involved in various legal proceedings, including product liability and workers’ compensation matters which have arisen in the normal course of operations. The Company has product liability insurance with self-insurance retention that ranges from $50 thousand to $0.5 million. The Company has a $250 thousand per claim deductible on worker compensation claims and aggregates of $1.2 million, $1.3 million, $1.9 million, $1.6 million and $1.6 million for 2013, 2014, 2015, 2016 and 2017 policy years, respectively.  Certain cases are at a preliminary stage and it is not possible to estimate the amount or timing of any cost to the Company. However, the Company does not believe that these contingencies, in the aggregate, will have a material adverse effect on the Company. Reserves have been established for several liability cases related to PM acquisitions. When it is probable that a loss has been incurred and possible to make a reasonable estimate of the Company’s liability with respect to such matters, a provision is recorded for the amount of such estimate or the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

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

The selected financial data set forth below as of and for the year ended December 31, 2016 has been restated to reflect adjustments to our previously issued financial statements as more fully discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Note 3, Restatement of Previously Issued Financial Statements and in Note 25, Unaudited Quarterly Financial Data of the Consolidated Financial Statements included in Item 8 of this Amended Annual Report.  The following selected financial data should be read in conjunction with our financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

The Company’s results include the results for companies acquired from their respective effective dates of acquisition: August 19, 2013 for Sabre, November 30, 2013 for Valla, December 16, 2014 for Lift Ventures, December 20, 2014 for ASV, January 15, 2015 for the PM Group and March 12, 2015 for Columbia Tanks.

The financial data for the years 2012 to 2016 present Manitex Load King, Inc., Liftking, and CVS as discontinued operations. In addition the data for the years 2014 to 2016 presents ASV as discontinued operation.

(In thousands except share information)

	2016
	As Restated	2015	2014	2013	2012
Summary of Operations:
Net revenues	$173,197	$202,747	$174,738	$164,678	$128,174
Operating (loss) income	(9,974)	(288)	13,058	18,142	13,148
Net (loss) income from continuing operations	(23,189)	(5,325)	7,261	11,489	8,322
Net (loss) income from continuing operations attributable to shareholders of Manitex International, Inc.	$(23,189)	$(5,325)	$7,261	$11,489	$8,322
Earnings (loss) per share from continuing operations attributable to shareholders of Manitex International, Inc.
Basic	$(1.44)	$(0.33)	$0.52	$0.91	$0.70
Diluted	$(1.44)	$(0.33)	$0.52	$0.90	$0.70
Shares used to calculate earnings per share:
Basic	16,133,284	15,970,074	13,858,189	12,671,205	11,948,356
Diluted	16,133,284	15,970,074	13,904,289	12,717,575	11,957,458

Total assets	$326,954	$401,423	$314,267	$180,497	$151,504
Total debt for continuing operations	$106,295	$109,437	$46,389	$36,743	$33,337
Total shareholders equity attributed to shareholders of Manitex International, Inc.	$72,465	$107,012	$120,391	$76,632	$47,245

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of continuing operations should be read in conjunction with the Company’s financial statements and notes, and other information included elsewhere in this Report.

FORWARD-LOOKING STATEMENTS

When reading this section of this Annual Report on Form 10-K/A, it is important that you also read the financial statements and related notes thereto. This Annual Report on Form 10-K/A and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K/A, other than statements that are purely historical, are forward-looking statements and are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K/A include, without limitation: (1) projections of revenue, earnings, capital structure and other financial items, (2) statements of our plans and objectives, (3) statements regarding the capabilities and capacities of our business operations, (4) statements of expected future economic conditions and the effect on us and on our customers, (5) expected benefits of our cost reduction measures, and (6) assumptions underlying statements regarding us or our business.

Our actual results may differ from information contained in these forward looking-statements for many reasons, including those described below and in the section entitled “Item 1A. Risk Factors”: (1) a future substantial deterioration in economic conditions, especially in the United States and Europe; (2) the cyclical nature of the markets we operate in; (3)our ability to negotiate extensions of our credit agreements and to obtain additional debt or equity financing when needed; (4) government spending; fluctuations in the construction industry, and capital expenditures in the oil and gas industry; (5) Our increasingly international operations expose us to additional risks and challenges associated with conducting business internationally;(6) difficulties in implementing new systems, integrating acquired businesses, managing anticipated growth, and responding to technological change; (7) our level of indebtedness and our ability to meet financial covenants required by our debt agreements; (8) our customers’ diminished liquidity and credit availability; (9) increases in interest rates; (10) the performance of our competitors; (11) shortages in supplies and raw materials or the increase in costs of materials; (12) product liability claims, intellectual property claims, and other liabilities; (13) the volatility of our stock price; (14) future sales of our common stock; (15) the willingness of our stockholders and directors to approve mergers, acquisitions, and other business transactions; (16) currency transaction (foreign exchange) risks and the risk related to forward currency contracts; (17) certain provisions of the Michigan Business Corporation Act and the Company’s Articles of Incorporation, as amended, Amended and Restated Bylaws, and the Company’s Preferred Stock Purchase Rights may discourage or prevent a change in control of the Company; (18) a substantial portion of our revenues are attributed to limited number of customers which may decrease or cease purchasing any time; (19) a disruption or breach in our information technology systems; (20) our reliance on the management and leadership skills of our senior executives; (21) the cost of compliance with Section 404 of the Sarbanes-Oxley Act of 2002; (22) impairment in the carrying of goodwill could negatively affect our operating results and (22) other risks described in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K/A.

The risks described in our Annual Report on Form 10-K/A are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. We do not undertake, and expressly disclaim, any obligation to update this forward-looking information, except as required under applicable law.

Overview of Restatement

In this Annual Report on Form 10-K/A, the Company (together with its subsidiaries) (a) restates the Consolidated Balance Sheet as of December 31, 2016 and the related Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the fiscal year ended December 31, 2016; (b) restates its “Selected Financial Data” in Item 6 for fiscal year 2016 and (c) restates its Unaudited Quarterly Financial Data for each fiscal quarter in the fiscal year ended December 31, 2016.  The adjustments made as a result of the restatement are more fully discussed in Note 3, Restatement of Previously Issued Financial Statements, of the Notes to Consolidated Financial Statements included in this Amended Annual Report. To further review the effects of the accounting errors identified and the restatement adjustments, see Part II—Item 6—Selected Financial Data included in this Amended Annual Report.  For a description of the control deficiencies identified by management as a result of the investigation and our internal reviews, and management’s plan to remediate those deficiencies, see Part II—Item 9A—Controls and Procedures.  Previously filed Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016, June 30, 2016 and September 30, 2016 have not been amended. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods and any earnings releases or other communications relating to these periods.  See Note 25, Unaudited Quarterly Financial Data, of the Notes to the Consolidated Financial Statements in this Amended Annual Report for the impact of these adjustments on each of the quarterly periods in fiscal 2016.   Quarterly reports for fiscal 2017 will include restated results for the corresponding interim periods of fiscal 2016.

Background on the Restatement

As previously described in the Company’s Current Report on Form 8-K filed on November 6, 2017, in 2016 the Company sold 39 cranes for total sales revenues of approximately $15 million to a single broker customer in a series of transactions (the “Transactions”) that were each structured as a customary “bill and hold” arrangement. The revenue for the Transactions was originally recognized in 2016. Ten of these units that were sold for an aggregate value of approximately $3 million were returned during 2016 (and were subsequently sold to other customers), such that for 2016, a net of 29 cranes were sold for approximately $12 million. In addition, the Company made various payments that were expensed in 2016 and 2017 to the broker and its wholly-owned subsidiary. Furthermore, the debt taken on by the broker customer to purchase the cranes was effectively guaranteed by the Company pursuant to certain related agreements. In connection with its review of its financial results for the quarter ended September 30, 2017, the Company became aware that the prior accounting treatment for the Transactions was not correct. Specifically, the Company has concluded that the relationship with the Broker and its wholly-owned subsidiary qualified as a Variable Interest Entity (“VIE”) and should therefore have resulted in a different accounting treatment. Accordingly, the Company has preliminarily concluded that the 2016 sales should be deferred to match the final delivery dates to the end dealer customers, which was substantially completed in 2017, resulting in the debt of the VIE being reflected in the Company’s consolidated balance sheet. The Company has concluded that the revenue recognition criteria for 2016 sales were not met and payments to the Broker were not expenses of the Company. In addition, disclosures were incomplete.

The restated financial statements correct the following errors:

Reversal of Sales to SVW

As discussed above, the Company had sold a net 29 cranes to SVW Crane & Equipment Company (“SVW”) for approximately $12 million in sales revenues.  Since revenue recognition criteria for these sales was not met, these sales have been reversed and revenues will be recognized in the future as these cranes are sold or leased to third party customers.

Effect of Recording SVW Debt

As disclosed in Note 12, SVW has five notes outstanding with four financial institutions, each of which was effectively guaranteed by the Company. At December 31, 2016 the value of these notes totaled $11.2 million. Given SVW’s treatment as a VIE, and the fact that the Company effectively guaranteed it, this debt has been consolidated into the restated financial statements.

Effect of Treating Funds Sent to SVW’s Wholly-Owned Subsidiary as Advances

As discussed above, there were $0.9 million in payments that the Company had originally classified as expenses paid to SVW’s wholly-owned subsidiary.  Given SVW’s treatment as a VIE this payments have been reclassified as intercompany advances.

Recording of Payments Made by SVW to Lenders

Debt payments of $1.3 million were paid on the five SVW notes disclosed in Note 12 for the year ended December 31, 2016.

Cumulative Income Tax Effect

This includes the minor impact on the income taxes for the year ended December 31, 2016 related to the discontinued operations and SVW restatements discussed above.

Other

The Company disclosed a partial residual value guarantee to support a customer’s financing of equipment purchased from the Company that was previously not disclosed (see Note 24). A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date if certain conditions are met by the customer. The Company has issued partial residual guarantees that have a maximum exposure of approximately $1.6 million.  The Company, however, does not have any reason to believe that any exposure from such a guarantee is probable at this time. The Company’s lability from its guarantees may be affected by economic conditions in used equipment markets at the time of loss.

This includes minor rounding and reclassification adjustments not included in previous categories.

Effect of Reclassifying ASV to Discontinued Operations

Prior to the year ended December 31, 2017, the Company owned a 51% interest in ASV Holdings, Ins., which was formerly known as A.S.V., LLC (“ASV Holdings”).  On May 11, 2017, in anticipation of an initial public offering, ASV Holdings converted from an LLC to a C-Corporation and the Company’s 51% interest was converted to 4,080,000 common shares of ASV Holdings.  On May 17, 2017, in connection within its initial public offering, ASV Holdings sold 1,800,000 of its own shares and the Company sold 2,000,000 shares of ASV Holdings common stock.  The Company held a 21.2% interest in ASV Holdings at December 31, 2016, but no longer has a controlling interest in ASV Holdings.  ASV Holdings was deconsolidated during the quarter ended June 30, 2017 and is recorded as an equity investment starting with quarter ended June 30, 2017.  Since this 10-K/A is being filed after the above described events, current and prior period financial statements included in this 10-K/A have been restated to reflect ASV Holdings as a discontinued operation.

Concurrent Financial Statement Filings

We are concurrently filing (i) an amendment to our Quarterly Report on Form 10-Q for the period ended March  31, 2017 to similarly restate our unaudited condensed consolidated financial statements and related financial information and other items included in such report, (ii) an amendment to our Quarterly Report on Form 10-Q for the period ended June 30, 2017 to similarly restate our unaudited condensed consolidated financial statements and related financial information and other items included in such report, and (iii) our Quarterly Report on Form 10-Q for the period ended September 30, 2017.

Internal Control and Disclosure Controls Considerations

Our Chief Executive Officer has determined that there were deficiencies in our internal control over financial reporting that constitute material weaknesses, as defined by SEC regulations, at December 31, 2016, with respect to procedures for:

1.

We did not maintain an adequate process for the intake of new contracts, customers and vendors, particularly for contracts involving unique transaction structures or unusual obligations on the part of the Company, to ensure that all contracts are appropriately reviewed and approved, and the associated financial reporting requirements associated with such contracts and transactions structures are properly identified and complied with in accordance with Generally Accepted Accounting Principles.

2.

We did not maintain adequate entity-level controls with respect to ensuring adequate supporting documentation of journal entries and proper review and approval of journal entries and disbursements that were unusual in nature and of significant amounts.

3.	We did not maintain an adequate review process with respect to the accounting of bill-and-hold transactions and ensuring proper revenue recognition.
4.	We did not maintain an adequate communication policy with respect to compliance with the Company’s Code of Ethics and availability of the Company’s whistleblower hotline to report compliance issues.

Accordingly, our Chief Executive Officer has concluded that our internal control over financial reporting and disclosure controls and procedures, as defined by SEC regulations, were not effective at December 31, 2016, as discussed in Part II, Item 9A of this Form 10-K/A.

OVERVIEW

The Company is a leading provider of engineered lifting solutions. The Company operates in a single business segment.  The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries.

Through its Manitex, Inc. subsidiary, it markets a comprehensive line of boom trucks, truck cranes and sign cranes. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including, roads, bridges and commercial construction.

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

Our Valla product line of industrial cranes is a full range of precision pick and carry cranes using electric, diesel, and hybrid power options. Its cranes offer wheeled or tracked, and fixed or swing boom configurations, with special applications designed specifically to meet the needs of its customers. These products are sold internationally through dealers and into the rental distribution channel.

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

Crane and Machinery, Inc. (“C&M”) is a distributor of the Company’s products as well as Terex’s rough terrain and truck cranes.  Crane and Machinery Leasing, Inc.’s (“C&M Leasing”) rents equipment manufactured by the Company as well limited amount of equipment manufactured by third parties.  Although C&M is a distributor of Terex rough terrain and truck cranes, C&M’s primary business is the distribution of products manufactured by the Company.  C&M Leasing’s primary business is the facilitation of sales of products manufactured by the Company through its rent to own program.  As C&M and C&M Leasing’s primary business is the facilitation of Company manufactured product sales, discrete financial information is not available.

Consolidated Variable Interest Entity

Even though it has no ownership interest in SVW Crane & Equipment Company (together with its wholly owned subsidiary, Rental Consulting Service Company, “SVW”), the Company has the power to direct the activities that most significantly impact SVW’s economic performance. Additionally, the Company was the primary beneficiary of the SVW relationship. SVW obtained third party financing, which was effectively guaranteed by the Company, on specific cranes the Company manufactured and remitted the loan proceeds to the Company. Other than its business transactions described herein, SVW had no other substantial business operations. The Company has determined that SVW is a Variable Interest Entity (”VIE”) that under current accounting guidance needs to consolidate in the Company’s financial results.

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

The market for PM knuckle boom cranes have not been significantly affected by decrease in oil prices.  The markets for these products have been more stable.  The North American market for knuckle boom cranes is growing. PM currently has a small share of the market for knuckle boom cranes in North America. The Company has started to manufacture knuckle boom cranes on a limited basis in the United States and is marketing them through the Company’s current distribution channels. The Company currently has a strong presence in North America for its boom trucks. The Company believes that it can significantly increase the Company’s share for knuckle boom cranes in North American. The Company believes this is an immediate opportunity that will continue to grow over time.

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

The following table sets forth certain financial data for the three years ended December 31, 2016, 2015 and 2014:

Results of Consolidated Operations

MANITEX INTERNATIONAL, INC.

(In thousands, except share data)

	For the Year Ended December 31, 2016	For the Year Ended December 31,	For the Year Ended December 31,
	As Restated	2015	2014
Net revenues	$173,197	$202,747	$174,738
Cost of sales	143,260	160,752	139,099
Gross profit	29,937	41,995	35,639
Operating expenses
Research and development costs	2,939	3,123	1,084
Selling, general and administrative expenses	36,972	39,160	21,497
Total operating expenses	39,911	42,283	22,581
Operating (loss) income	(9,974)	(288)	13,058

Other income (expense)
Interest expense	(6,390)	(6,441)	(1,687)
Interest expense related to write off of debt issuance costs	(1,439)	—	—
Foreign currency transaction (loss) gain	(1,115)	(293)	(423)
Other income (loss)	915	(47)	(110)
Total other expense	(8,029)	(6,781)	(2,220)
(Loss) income before income taxes and loss in non-marketable equity interest from continuing operations	(18,003)	(7,069)	10,838
Income tax (benefit) expense from continuing operations	(566)	(1,943)	3,577
Loss in non-marketable equity interest, net of taxes	(5,752)	(199)	—
Net (loss) income from continuing operations	(23,189)	(5,325)	7,261
Discontinued operations:
(Loss) income from discontinued operations, net of income tax expenses of $37, $475 and $99 in 2016, 2015 and 2014, respectively	(14,478)	1	(294)
Net (loss) income	$(37,667)	$(5,324)	$6,967
Net (income) loss attributable to noncontrolling interest	574	(48)	136
Net (loss) income attributable to shareholders of Manitex International, Inc.	$(37,093)	$(5,372)	$7,103

The above results include the results for companies acquired from their respective effective dates of acquisition: December 16, 2014 for Lift Ventures, December 20, 2014 for ASV, January15, 2015 for PM Group and March 12, 2015 for Columbia Tanks. Results have been restated to remove discontinued operations and to correct errors discussed earlier that affected 2016.

Year Ended December 31, 2016 from Continuing Operations Compared to Year Ended December 31, 2015 from Continuing Operations

Net (loss) income from continuing operations

For the year ended December 31, 2016, net loss was $23.2 million, which consists of revenue of $173.2 million, cost of sales of $143.3 million, research and development costs of $2.9 million, SG&A costs of $37.0 million, interest expense of $7.8 million, foreign currency transaction loss of $1.1 million, other income of $0.9 million, loss in non-marketable equity interest of $5.8 million and income tax benefit of $0.6 million.

For the year ended December 31, 2015, net loss was $5.3 million, which consists of revenue of $202.7 million, cost of sales of $160.8 million, research and development costs of $3.1 million, SG&A costs of $39.2 million, interest expense of $6.4 million, foreign currency transaction loss of $0.3 million, loss in non-marketable equity interest of $0.2 million and income tax benefit of $1.9 million.

Net revenue and gross profit —For the year ended December 31, 2016, net revenue and gross profit were $173.2 million and $29.9 million, respectively. Gross profit as a percent of sales was 17.3% for the year ended December 31, 2016.  For the year ended December 31, 2015, net revenue and gross profit were $202.7 million and $42.0 million, respectively. Gross profit as a percent of sales was 20.7% for the year ended December 31, 2015.

For 2016 revenues decreased $29.6 million or 14.6% from $202.7 million for 2015 to $173.2 million for 2016.  The decrease in revenues is largely attributed to the effect that lower oil prices had on our markets. Although, all the product lines experienced year over year revenues declines, the decrease in boom truck sales had the most significant impact. This occurred as boom truck is one of our major product lines which was significantly impacted by the drop in oil prices.  The sales decrease related to the Knuckle boom product line, another one of our significant product lines, was not nearly as significant.  The decrease in revenues for knuckle boom cranes was not a significant as it is not nearly as affected the drop in oil prices.

Gross profit as a percent of net revenues decreased 3.4% to 17.3% for the year ended December 31, 2016 from 20.7% for the comparable 2015 period. The decrease in gross profit is attributed to lower volumes, change in product mix including a shift towards lower capacity boom truck and aggressive sales pricing especially towards at the end of the year in effort to move existing finished goods inventory.  The sale of finished goods inventory at less than our normal margins was consistent with our priority of reducing debt in 2016.  Partially offsetting other factors is the beneficial impact that an increase in part sales as percent of total revenues had.  Part sales, which have significantly higher gross margins, increased from increased from 10% to 13% of total revenues from 2015 to 2016.

Research and development —Research and development for the year ended December 31, 2016 was $2.9 million compared to $3.1 million for the comparable period in 2015. Research and development expenditures were relatively consistent with the prior period. The Company’s research and development spending continues to reflect our continued commitment to develop and introduce new products that give the Company a competitive advantage.

Selling, general and administrative expense —Selling, general and administrative expense for the year ended December 31, 2016 was $37.0 million compared to $39.2 million for the comparable period in 2015, a decrease of $2.2 million.  The decrease is principally attributed to cost reductions made in response to decreased revenues and to lower variable selling expenses.

Operating (loss) income —The Company had an operating loss of $10.0 million for the year ended December 31, 2016 compared to an operation loss of $0.3 million in the prior year.  The adverse change in operating income is the result of decrease in gross profit of $12.1 million, the result of a decrease in revenues and lower gross profit margin.  The decrease in gross margin was partially offset by a $2.4 million decrease in operating expenses.

Interest expense —Interest expense was $7.8 million and $6.4 million for the years ended December 31, 2016 and 2015, respectively.  Interest expense increased in 2016 as interest expense includes $1.4 million of deferred financing costs that were expensed when associated debt was refinanced in the second and fourth quarters of 2016.  Interest expense for 2016 and 2015 excluding $1.4 for write-off deferred financing cost was consistent.  The additional interest incurred on the SVW debt was offset by other decreases in interest expense, the result of decreases in other debt that occurred during 2016.

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

Other income (loss) — In 2016, the Company had other income of $0.9 million.  The other income is the result of revaluing a contingent acquisition liability related to an option to acquire certain PM bank debt. The contingent liability is related to a potential future payment, which is based on PM’s 2017 earnings before interest, taxes, depreciation and amortization (EBITDA).  During 2016, the fair value of this liability was recalculated based on updated 2017 EBITDA projections.  This revaluation resulted in a gain of approximately $0.9 million.

Income tax — Income tax expense (benefit) for continuing operations was $(0.6) million and $(1.9) million for the years ended December 31, 2016 and 2015, respectively. The income tax benefit is attributed to a pre-tax loss of $23.8 million and $7.3 million from continuing operations for the years ended December 31, 2016 and December 31, 2015, respectively. The Company’s effective rate decreased to 2.38% for 2016 from 26.74% for 2015. The decrease in the effective tax rate is due primarily to the establishment of a full valuation allowance against the portion of the Company’s net U.S. deferred tax assets that could not be realized by carrying back the 2016 tax loss for a refund of taxes paid in prior years.

Loss in non-marketable equity interest — The Company had losses related its non-marketable equity investment of $5.8 million and $0.2 million for the years ended December 31, 2016 and 2015, respectively.  The increase in the loss is result of recognizing an impairment charge of $5.6 million to write off its entire investment in Lift Ventures LLC during 2016. See Note 27 to the financial statements for additional information related this impairment.

Net loss from continuing operations —Net loss for the years ended December 31, 2016 and 2015 was $23.2 million and $5.3 million, respectively. The change is explained above.

Year Ended December 31, 2015 from Continuing Operations Compared to Year Ended December 31, 2014 from Continuing Operations

Net (loss) income from continuing operations

For the year ended December 31, 2015, net loss was $5.3 million, which consists of revenue of $202.7 million, cost of sales of $160.8 million, research and development costs of $3.1 million, SG&A costs of $39.2 million, interest expense of $6.4 million, foreign currency transaction loss of $0.3 million, loss in non-marketable equity interest of $0.2 million and income tax benefit of $1.9 million.

For the year ended December 31, 2014, net income was $7.3 million, which consists of revenue of $174.7 million, cost of sales of $139.1 million, research and development costs of $1.1 million, SG&A costs of $21.5 million, interest expense of $1.7 million, foreign currency transaction loss of $0.4 million, other loss $0.1 million and income tax expense of $3.6 million.

Net revenue and gross profit —For the year ended December 31, 2015, net revenue and gross profit were $202.7 million and $42.0 million, respectively. Gross profit as a percent of sales was 20.7% for the year ended December 31, 2015.  For the year ended December 31, 2014 net revenue and gross profit were $174.7 million and $35.6 million, respectively. Gross profit as a percent of sales was 20.4% for the year ended December 31, 2014.

For 2015 revenues increased $28.0 million or 16.0% from $174.7 million for 2014 to $202.7 million for 2015. Without PM acquisition, revenues would have decreased, as the acquisitions resulted in an increase in revenues of approximately $90 million for the year ended December 31, 2015.  The decrease is primarily attributed a decline in crane products sales. This decline is attributed to a decrease in demand from the energy sector the result of significant decline in oil prices. The demand for new cranes from the general construction market has also declined significantly as used cranes from the energy sector are being redeployed due to surpluses into the general construction market. Finally, revenues from the sale of used construction equipment were also lower in part due to the weak Canadian dollar which made it harder to sell product into Canada.

Gross profit as a percent of net revenues increased 0.3% to 20.7% for the year ended December 31, 2015 from 20.4% for the comparable 2014 period.  Without the effect of the PM acquisition, the gross margin percent would have decreased.  The decrease in existing business margin percent is principally attributed to decreased volume, changes in product mix, including the unfavorable impact of decreased sales of higher capacity crane products and the decrease in parts sales as a percent of total revenues. Part sales, which have significantly higher margins, decreased from 12% to 10% of total revenues from 2014 to 2015.

The overall gross margin percent, however, increased 0.3% as the higher margin percent generated by the sales of PM product more than offset the effect the decrease in margins generated from the sale of existing products.

Research and development —Research and development for the year ended December 31, 2015 was $3.1 million compared to $1.1 million for the comparable period in 2014.  Excluding additional expenses for PM for the year ended December 31, 2015, expenditure on R&D decreased $0.2 million as engineering resources were modestly reduced as a response to reduced volumes. The Company’s research and development spending, however, continues to reflect our continued commitment to develop and introduce new products that gives the Company a competitive advantage.

Selling, general and administrative expense —Selling, general and administrative expense for the year ended December 31, 2015 was $39.2 million compared to $21.5 million for the comparable period in 2014, an increase of $17.7 million.   This increase is the net of an increase of $18.2 million in expense related to the PM acquisition offset by a decrease of $0.5 million in expense from existing operations. A major component of the decrease in expense is related to participation in the ConExpo show, which is held every three years.  2014 included non-recurring expenses related to participation at the 2014 ConExpo show.  The remaining decrease is attributed to cost reductions, lower selling expenses, and other changes including the timing of transaction related expenses.

Operating income —The Company had an operating loss of $0.3 million and operating income of $13.1 million for the years ended December 31, 2015 and 2014, respectively. The decrease in operating income occurred as increase in operating expenses of $19.7 million exceed the increase in gross profit of $6.4 million by $13.3 million.

Interest expense —Interest expense was $6.4 million and $1.7 million for the years ended December 31, 2015 and 2014, respectively. The increase in interest expense is principally attributed to additional interest expense at PM plus interest on the additional debt incurred to purchase PM and ASV.

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

Income tax — Income tax (benefit) expense for continuing operations was $(1.9) million and $3.6 million for the years ended December 31, 2015 and 2014, respectively. The income tax benefit is attributed to a pre-tax loss of $7.3 million from continuing operations for the year ended December 31, 2015. The Company’s effective rate decreased to 26.74% for 2015 from 33.0% for 2014. The decrease in the effective tax rate is due primarily to income tax expense and rate differences in foreign jurisdictions, income tax expense related settlements of U.S. and foreign income tax examinations, adjustments to tax credits in connection with the finalization of income tax filings, and a partial reduction in the domestic production activity deduction in connection with the carryback of the 2015 U.S. federal net operating loss for a refund of income taxes previously paid.

Net (loss) income from continuing operations —Net loss for the year ended December 31, 2015 was ($5.3) million. This compares with a net income for the year ended December 31, 2014 of $7.3 million.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash were $5.3 million and $5.9 million at December 31, 2016 and December 31, 2015, respectively. In addition, the Company has a U.S. revolving credit facility with a maturity date of July 20, 2019. At December 31, 2016 the Company had approximately $2.3 million available to borrow under its revolving credit facility.

At December 31, 2016, the PM Group had established working capital facilities with seven Italian and six South American banks. Under these facilities, the PM Group can borrow $24.7 million against orders, invoices and letters of credit. At December 31, 2016, the PM Group had received advances of $19.3 million. Future advances are dependent on having available collateral.

The Company needs cash to meet its working capital needs as the business grows, to acquire capital equipment, and to fund acquisitions and debt repayment. We intend to use cash flows from operations and existing availability under the current revolving credit facilities to fund operations. However, additional capital may be required if our business expands. The Company thought it prudent to put a mechanism in place by which supplemental liquidity can be provided to address working capital requirements or other capital requirements that may arise. On January 23, 2017, Manitex International Inc. entered into a Controlled Equity Offering Sales Agreement (“Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which the Company may offer and sell shares of its common stock, no par value per share, having an aggregate offering price up to $20,000 through Cantor.   Funds provided through the Sales Agreement totaled $2,608 in January 2017 from the sale of 294,524 shares of the Company's common stock. Due to the late filing of the 10-Q, Quarterly Report for the nine months ended September 30, 2017, the Company currently cannot issue shares under this program.  The Company may be eligible to issue shares under the program, when the Company has been current in its filings with the Securities Exchange Commission for the past twelve months.

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

On May 17, 2017, the Company and ASV Holdings completed underwritten initial public offering (the “Offering”) of 3,800,000 shares of ASV Holding’s common stock, including 2,000,000 shares sold by the Company. The Company received proceeds net of commissions of $13,020 from the Offering.  Because the Company’s ownership interest has decreased below 50%, it no longer has a controlling financial interest in ASV Holdings and deconsolidated ASV Holdings from the financial statements and results of operations of the Company, effective May 17, 2017, in accordance with Accounting Standard Codification, or ASC, 810-10-40, Derecognition.

Nevertheless, our availability under our credit lines is limited, it is important that we manage our working capital.  The Company may need to raise additional capital through debt or equity financings to support our long-term growth strategy, which may include additional acquisitions. There is no assurance that such financing will be available or, if available, on acceptable terms.

Outstanding borrowings and required payments

The following is a summary of our outstanding borrowings at December 31, 2016:

(In millions)

	Outstanding Balance	Interest Rate	Interest Paid	Principal Payment
U.S. Revolver	$19.9	3.75 to 4.75%	Monthly	July 20, 2019 maturity
Note payable—Terex	1.6	4.50%	Semi-Annual	$0.04 million interest payment June 19, 2017 and $1.64 million interest and principal payment on December 19, 2017
Convertible note—Terex	6.9	7.5%	Semi-Annual	December 19, 2019 maturity
Convertible note—Perella	14.5	7.5%	Semi-Annual	January 7, 2021 maturity
Capital lease—cranes for sale	0.5	4.4 to 5.6%	Monthly	Over 36 or 60 months
Capital lease—Georgetown facility	5.3	12.50%	Monthly	$0.06 million monthly payment includes interest
Capital leases—Winona facility	0.5	n.a.	Final Payment	To be paid in 2018
PM unsecured borrowings	12.7	2.14% to 2.64%	Semi-Annual	Variable semi-annual starting June 2017 through December 2021
PM Autogru term loan	0.4	3.00%	Monthly	$0.09 million monthly through October 2020
PM Autogru term loan	0.5	2.50%	Annually	$0.5 million payment due June 2017
PM term loans with related accrued interest, interest rate swaps and FMV adjustments	14.1	0 to 2.18%	Semi-Annual	Variable semi-annual starting June 2016 through December 2021. Payments scheduled for 2017 total approximately $3.0 million
PM short-term working capital borrowings	19.3	1.43 to 17.0%	Monthly	Upon payment of invoice or letter of credit
Note payable—SVW	11.2	6.75 to 8.1%	Monthly	Terms range from 36 to 72 months
	107.4
Debt issuance costs	(1.1)
Debt net of issuance costs	$106.3

The debt has various maturity dates. See Notes 12 and 13 to the financial statements for additional details.

Change in outstanding debt

In 2016, our total debt was reduced by $24.4 million of which $3.1 million was related to continuing operations.  The difference is attributed to a decrease in ASV debt of $4.8 million (that has been reclassified to discontinued operations) as well as debt that was either paid off or was assumed by the buyer when our former Liftking and CVS subsidiaries were sold.

The following is a summary of changes in debt related to continuing operations:

(In millions)

Increase/ (decrease)
U.S. Revolver	$(6.5)
Notes payable-Terex	(0.3)
Capital leases—buildings	(0.1)
Capital leases—equipment	(0.4)
Convertible note—Terex	0.2
Convertible note—Perella	0.1
Comerica Term loan	(2.2)
Sabre notes	(0.3)
Valla notes	(1.9)
PM	(2.8)
SVW debt	11.2
(3.0)
Debt issuance costs	(0.1)
$(3.1)

2016

Operating activities consumed $18.6 million of cash for the year ended December 31, 2016, and is comprised of non-cash items of $30.3 million, which generated cash, offset by a net loss of $37.7 million and an increase in working capital of $11.3 million both of which consumed cash.  The following are principal non-cash items that generated cash: depreciation and amortization of $6.6 million, the non-cash loss on sale of discontinued operations of $14.5 million, an impairment charge related to Lift Venture investment of $5.8 million, stock based compensation of $1.1 million, an increase in inventory reserves of $0.3 million, amortization of deferred financing costs of $2.0 million, amortization of debt discount of $0.5 million, and an increase net deferred tax liabilities of $1.2 million.   A change in interest rate swaps of $0.8 million and $0.9 million gain related to the revaluation of contingent acquisition liability both consumed cash.  Other less significant non-cash items in aggregated offset each other.  The amortization of deferred financing costs includes approximately $1.4 million that was expensed in connection with refinancing of debt.

The change in assets and liabilities consumed $11.3 million in cash.  The changes in assets and liabilities related to continuing operations and discontinued operations consumed $7.4 million and $3.8 million, respectively.  The changes in the items related to continuing operations had the following impact on cash flows: accounts receivable generated $1.6 million, inventory consumed $3.8 million, prepaid expenses consumed $0.3 million, other assets generated $0.2 million, accounts payable consumed $4.5 million, accrued expenses consumed $0.9 million, other current liabilities generated $0.2 million, and other long-term liabilities generated $0.2 million.  The decrease in accounts receivable is due to the fact that sales for the fourth quarter 2016 are lower when compared to sales for the quarter ended December 31, 2015.  This impact was largely offset by a longer collection cycle.  The lengthening of the collection cycle is result of an increase in foreign receivables, which traditionally take longer to collect.  The increase in inventory is attributed to an increase in finished goods inventory, principally boom trucks.  The increase in finished goods inventory was significantly impacted by reversing the sale of cranes that before the restatement had been incorrectly accounted as for being sold.  With the reversal of the sale, these cranes are now included in the Company’s inventory at December 31, 2016.  The decrease in accounts payable is attributed the timing of vendor payments.

Cash flows related to investing activities generated $18.4 million of cash for the year ended December 31, 2016. The Company generated $19.1 million through the sale of non-core operations and another $0.4 million by discontinued operations offset by the purchase of capital equipment of $1.2 million.  Other investing activity in aggregate totaled $0.1 million. The amount spent for capital equipment was spread throughout the organization and no expenditure individually was significant.

Financing activities consumed $3.4 million in cash for the year ended December 31, 2016.  Financing activities of continuing operations generated $1.5 million which was more than offset as financing activities of discontinued operations consumed $4.9 million. The principal sources of cash for continuing operations that in aggregate total $18.8 million include new borrowing of $12.9 million, proceeds from sales and leasebacks of $4.1 million. and an increase in working capital borrowings of $1.8 million The new borrowings include $12.2 million of new debt incurred by the consolidated VIE. The repayment of debt by continuing operations consumed $15.4 million of cash. During the year, payments of $2.2 million were made to pay of the balance of the 2014 term loan, borrowing under the U.S. credit facility was reduced by $6.5 million, principal payments of $1.0 related to the VIE debt were made and capital lease payments totaled $0.5 million. The remaining debt payments totaled $5.7 million, which includes $4.6 million of principal payments made against Italian term debt.  Additionally, $1.3 million was used to pay bank fees and costs associated with refinancing the U.S. revolving credit facility and obtaining the VIE financing.

2015

Operating activities provided $6.4 million of cash for the year ended December 31, 2015, and is comprised of non-cash items of $9.3 million, and a change in working capital of $2.4 million which both generated cash, offset by a net loss of $5.3 million that consumed cash.  The following are principal non-cash items that generated cash: depreciation and amortization of $6.9 million, stock based compensation of $1.5 million, an increase in inventory reserves of $0.5 million, amortization of deferred bank fees of $0.7 million, amortization of debt discount of $0.7 million and the non-cash loss on sale of discontinued operations of $1.4 million.  A change in deferred taxes of $2.1 million and change in interest rate swaps of $0.7 million both consumed cash.  Other less significant non-cash items in aggregate generated a net $0.4 million of cash.

The change in assets and liabilities generated $2.4 million in cash. The changes in assets and liabilities related to continuing operations generated $9.6 million while discontinued operations consumed $7.2 million of cash.  The changes in the items related to continuing operations had the following impact on cash flows: accounts receivable generated $14.9 million, inventory consumed $6.3 million, prepaid expenses consumed $3.2 million, other assets generated $0.1 million, accounts payable generated $5.7 million, accrued expenses consumed $0.9 million, other current liabilities consumed $0.7 million, and other long-term liabilities consumed $0.1 million.  The decrease in accounts receivable is the result of collecting accounts receivable faster, and due to the fact that sales for the current quarter are lower when compared to sales for the quarter ended December 31, 2014 when adjusted for acquisitions.  Inventory increased as our crane operations built a number of cranes with a value of approximately $2.9 million.   The Company believes having cranes available for immediate shipment in the current market is a competitive advantage.  Additionally, our Manitex subsidiary raw material was higher as they had approximately $3.0 million of PM inventory to support our efforts to expand PM distribution in North America.  The additional $0.4 million is spread throughout other locations.  The increase in prepaid expenses and other is due to an increase in income tax receivables, and the increase in unrealized gains associated with forward currency contracts that the Company holds.  Forward currency contracts are valued at their fair market values at the balance sheet date with any gains being included in prepaid expenses and other.  The decrease in accounts payable is due to timing of vendor payments and raw material purchases.

Cash flows related to investing activities consumed $9.4 million of cash for the year ended December 31, 2015. For continuing operations, the Company used $13.7 million for acquisitions, invested $2.0 in capital equipment and $0.2 million for intangible other than goodwill offset by $6.5 million and $0.5 million generated from the sale of discontinued operations and from the sales of miscellaneous pieces of equipment, respectively.  Discontinued operations investing activities consumed $0.5 million of cash. The amount spent for capital equipment was spread throughout the organization and no expenditure individually was significant.

Financing activities generated $5.9 million in cash for the year ended December 31, 2015.  The Company generated $27.9 million net of expenses to finance the PM acquisition by issuing a $15.0 convertible note and entering into a $14.0 million term loan.  At December 31, 2015, the Company had repaid $11.8 million of the term loan reducing the term loan to $2.2 million.  This resulted in net generation of cash of $16.1 million at the end of the year. Other financing activity for continuing operations consumed $17.4 million while financing activities for discontinued operations generated $7.2 million.  The following items related to continuing operations consumed cash: decrease in the U.S. revolving credit facility of $7.7 million, a decrease in work capital borrowing of $4.3 million, and capital lease payments of $1.4 million.  Various additional financing activities consumed $4.0 million, the majority of which is related to a net reduction of term debt in Italy.

The following tables sets forth certain financial data for the three month periods ended March 31, June 30 and September 30, 2016 and 2015, the six months ended June 30, 2016 and 2015 and the nine months ended September 30, 2016 and 2015:

Results of Consolidated Operations

MANITEX INTERNATIONAL, INC.

(In thousands, except share data)

	Three Months Ended March 31, 2016	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	As Restated	As Restated	As Restated	As Restated	As Restated
Net revenues	$47,230	$45,745	$92,975	$39,131	$132,106
Cost of sales	38,485	37,584	76,069	32,589	108,658
Gross profit	8,745	8,161	16,906	6,542	23,448
Operating expenses
Research and development costs	743	735	1,478	725	2,203
Selling, general and administrative expenses	8,948	9,540	18,488	8,985	27,473
Total operating expenses	9,691	10,275	19,966	9,710	29,676
Operating loss	(946)	(2,114)	(3,060)	(3,168)	(6,228)

Other income (expense)
Interest expense	(1,491)	(1,783)	(3,274)	(1,384)	(4,658)
Interest expense related to write off of debt issuance costs	—	(1,439)	(1,439)	—	(1,439)
Foreign currency transaction (loss) gain	(516)	(393)	(909)	(82)	(991)
Other income (loss)	(18)	620	602	281	883
Total other expense	(2,025)	(2,995)	(5,020)	(1,185)	(6,205)
(Loss) income before income taxes and loss in non-marketable equity interest from continuing operations	(2,971)	(5,109)	(8,080)	(4,353)	(12,433)
Income tax (benefit) expense from continuing operations	(310)	43	(267)	(691)	(958)
Loss in non-marketable equity interest, net of taxes	(39)	(40)	(79)	(5,673)	(5,752)
Net loss from continuing operations	(2,700)	(5,192)	(7,892)	(9,335)	(17,227)
Discontinued operations:
Income (Loss) from discontinued operations, inclulding loss on disposal	2,812	2,051	4,863	(9,608)	(4,745)
Income tax (benefit) expense from discontinued operations	284	(3,170)	(2,886)	4,145	1,259
Income (loss) on discontinued operations	2,528	5,221	7,749	(13,753)	(6,004)
Net (loss) income	$(172)	$29	$(143)	$(23,088)	$(23,231)
Net (income) loss attributable to noncontrolling interest	127	(399)	(272)	(294)	(566)
Net loss attributable to shareholders of Manitex International, Inc.	$(45)	$(370)	$(415)	$(23,382)	$(23,797)

Results of Consolidated Operations

MANITEX INTERNATIONAL, INC.

(In thousands, except share data)

	Three Months Ended March 31, 2015	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Net revenues	$52,803	$48,224	$101,027	$51,353	$152,380
Cost of sales	42,567	36,514	79,081	40,689	119,770
Gross profit	10,236	11,710	21,946	10,664	32,610
Operating expenses
Research and development costs	431	1,188	1,619	654	2,273
Selling, general and administrative expenses	10,291	8,387	18,678	9,246	27,924
Total operating expenses	10,722	9,575	20,297	9,900	30,197
Operating (loss) income	(486)	2,135	1,649	764	2,413

Other income (expense)
Interest expense	(1,312)	(2,130)	(3,442)	(1,437)	(4,879)
Interest expense related to write off of debt issuance costs	—	—	—	—	—
Foreign currency transaction (loss) gain	667	(334)	333	(86)	247
Other income (expense)	1	—	1	(76)	(75)
Total other expense	(644)	(2,464)	(3,108)	(1,599)	(4,707)
(Loss) income before income taxes and loss in non-marketable equity interest from continuing operations	(1,130)	(329)	(1,459)	(835)	(2,294)
Income tax (benefit) expense from continuing operations	(385)	(155)	(540)	(164)	(704)
Loss in non-marketable equity interest, net of taxes	(39)	(40)	(79)	(40)	(119)
Net loss from continuing operations	(784)	(214)	(998)	(711)	(1,709)
Income (Loss) from discontinued operations, inclulding loss on disposal	1,273	819	2,092	1,175	3,267
Income tax (benefit) expense from discontinued operations	419	289	708	233	941
Income (loss) on discontinued operations	854	530	1,384	942	2,326
Net income	70	316	386	231	617
Net (income) loss attributable to noncontrolling interest	(294)	(178)	(472)	(22)	(494)
Net (loss) income attributable to shareholders of Manitex International, Inc.	$(224)	$138	$(86)	$209	$123

Three Months Ended March 31, 2016 from Continuing Operations Compared to Three Months Ended March 31, 2015 from Continuing Operations

Net loss from continuing operations

For the three months ended March 31, 2016 and 2015 the Company had a net loss from continuing operations of $2.7 million and $0.8 million, respectively.

Net revenues and gross profit —For the three months ended March 31, 2016, net revenues and gross profit were $47.2 million and $8.7 million, respectively. Gross profit as a percent of revenues was 18.5% for the three months ended March 31, 2016. For the three months ended March 31, 2015, net revenues and gross profit were $52.8 million and $10.2 million, respectively. Gross profit as a percent of revenues was 19.4% for the three months ended March 31, 2015.

Revenues for the three months ended March 31 2016 included a complete quarter of revenues for PM Group, compared to seventy-five days from the date of acquisition in the three months ended March 31, 2015.  PM had approximately $3.3 million in revenues for the first fifteen days of 2015.  With the PM impact, revenues declined $5.6 million and $8.9 million if the PM impact is included.  The decrease is due to a decrease in revenues from the sale of straight mast cranes which was partially offset by a modest increased revenue generated by other product lines.

The decrease in gross margin percent is attributed to the sale of equipment at reduced margins to generate cash and the competitive pricing environment that existed for straight mast cranes as well as the effect of decreased volumes.

In the Equipment Distribution segment, the sales increase was principally related to the sale of equipment at no margin for the continued development of a national rental fleet. Excluding these sales, revenues from sales of new retail and remarketed equipment continued to be adversely affected by the soft market demand for crane equipment.

Research and development —Research and development was $0.7 million for the three months ended March 31, 2016 compared to $0.4 million for the same period in 2015.  The increase is related to the timing of R&D expenditures and does not represent a change to our R&D spending patterns.

Selling, general and administrative expense —Selling, general and administrative expense for the three months ended March 31, 2016 was $8.9 million compared to $10.3 million for the comparable period in 2015, a decrease of $1.3 million.  SG&A expense declined primarily as the prior year had costs related to acquisition transactions, restructuring and related expense totaling $2.2 million, offset by full year impact for PM.  PM’s S,G&A expenses were up $0.8 million as their first quarter last year had only 75 days.   Other changes in S,G&A resulted in net $0.1 million increase.

Operating income —For the three months ended March 31, 2016 and 2015 the Company had operating losses $0.9 million and $0.5 million, respectively. Operating income decreased as there was a decrease in gross profit which was partially offset by a decrease in operating expense.

Interest expense —Interest expense was $1.5 million for the three months ended March 31, 2016 compared to $1.3 million for the comparable period in 2015, an increase of $0.2. The increase in interest expense is attributed to higher interest rates on revolving credit lines and increased borrowing on our revolving credit and working capital facilities.

Foreign currency transaction gains and losses —For the three months ended March 31, 2016, foreign currency losses were $0.5 million compared to gains of $0.7 for the comparable period in 2015. As stated in the past, the Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds.  A substantial portion of the gains and loss relate changes in the Argentinian peso.  The Company has not been able to identify a strategy to effectively hedge the currency risks related to the Argentinian peso.  The Company records at the balance sheet date the forward currency exchange contracts at their market value with any associated gain or loss being recorded in current earnings as a currency gain or loss.

Income tax — For the three months ended March 31, 2016 and 2015 the Company recorded an income tax benefit of $0.3 and $0.4 million, respectively.

Net income — Net loss from continuing operations for the three months ended March 31, 2016 and 2015 of $2.7 million and $0.8 million, respectively.   The change in net loss is explained above.

Three Months Ended June 30, 2016 from Continuing Operations Compared to Three Months Ended June 30, 2015 from Continuing Operations

Net loss from continuing operations

For the three months ended June 30, 2016 and 2015 the Company had a net loss from continuing operations of $5.2 million and $0.2 million, respectively.

Net revenues and gross profit —For the three months ended June 30, 2016, net revenues and gross profit were $45.7 million and $8.2 million, respectively. Gross profit as a percent of revenues was 17.8% for the three months ended June 30, 2016. For the three months ended June 30, 2015, net revenues and gross profit were $48.2 million and $11.7 million, respectively. Gross profit as a percent of revenues was 24.3% for the three months ended June 30, 2015.

Revenues for the three months ended June 30, 2016 declined $2.5 million to $45.7 million from $48.2 million in comparable 2015 period.  The decreased in revenues is due to a decrease in revenues for straight mast cranes and for specialized mobile tanks. The decrease in revenues for straight mast cranes and specialized mobile tanks is due to decreased demand from end markets

Our gross profit percent decreased 6.5% to 17.8% for the three months ended June 30, 2016 from 24.3% for the three months ended June 30, 2015. The decrease in gross margin percent is attributed to a decrease in the gross profit percent for straight mast cranes and specialized mobile tanks, which is attributed to a skewing towards cranes with lower lifting capacity that have lower margins, the effect a decrease in production volumes as well a competitive pricing environment.

Research and development —Research and development was $0.7 million for the three months ended June 30, 2016 compared to $1.2 million for the same period in 2015.  The decrease in research and development is due to timing of expenditures related to specific projects and is not indicative of a long-term trend.

Selling, general and administrative expense —Selling, general and administrative expense for the three months ended June 30, 2016 was $9.5 million compared to $8.4 million for the comparable period in 2015, an increase of $1.1 million. The three months ended June 30, 2015, included a reclassification of $1.7 million of expense for the three months ended March 31, 2015 from selling, general and administrative expense to cost of sales.  This reclassification was made after a review of the classification of PM expenses (PM was acquired in January 2015.) Without the effect of this reclassification expenses would have decreased by $0.6 million, which is attributable to our cost reduction program.  Included in SG&A costs for the second quarter 2016 were approximately $0.3 million costs for a major construction show in Bauma, Germany.

Operating income — For the three months ended June 30, 2016 and 2015 the Company had an operating loss of $2.1 million and operating income of $2.1 million, respectively. Operating income decreased due to changes in revenue, cost of sales and operating expenses explained above.

Interest expense —Interest expense was $1.8 million (excluding write off deferred financing costs) for the three months ended June 30, 2016 compared to $2.1 million for the comparable period in 2015, a decrease of $0.3.  The decrease in interest expense is attributed to decreases in borrowing partially offset by an increase in interest rates for our North American credit facilities.

Interest expense related to write off of debt issuance cost for the three months ended June 30, 2016 includes an additional $1.4 million for deferred financing costs which were expensed during the period as associated debt was refinanced.

Foreign currency transaction gains and losses —For the three months ended June 30, 2016, the Company had a foreign currency loss of $0.4 million compared to a loss of $0.3 for the comparable period in 2015.

Other income— For the three months ended June 30, 2016, other income of $0.6 million is principally attributed to two items.  The Company recognized a gain of $0.9 million when it calculated the fair market value of a contingent liability associated with the PM acquisition and wrote off $0.3 million of goodwill associated with the Distribution segment.

Income tax — For the three months ended June 30, 2016 and 2015 the Company recorded an income tax expense (benefit) of $0.04 and $(0.2) million, respectively.

Net (loss) income —For the three months ended June 30, 2016 and 2015 the Company had a net loss from continuing operations of $5.2 million and $0.2 million, respectively.  The change is explained above.

Six Months Ended June 30, 2016 from Continuing Operations Compared to Six Months Ended June 30, 2015 from Continuing Operations

Net loss from continuing operations

For the six months ended June 30, 2016 and 2015 the Company had a net loss from continuing operations of $7.9 million and $1.0 million, respectively.

Net revenues and gross profit —For the six months ended June 30, 2016, net revenues and gross profit were $93.0 million and $16.9 million, respectively. Gross profit as a percent of revenues was 18.2% for the six months ended June 30, 2016. For the six months ended June 30, 2015, net revenues and gross profit were $101.0 million and $21.9 million, respectively. Gross profit as a percent of revenues was 21.7% for the six months ended June 30, 2015.

Revenues for the six months ended June 30, 2016 declined $8.1 million to $93.0 million for the six months ended June 30, 2016 from $101.0 million in comparable 2015 period.  The decreased in revenues is due to a decrease in revenues for straight mast cranes and for specialized mobile tanks. The decrease in revenues for straight mast cranes and specialized mobile tanks is due to decreased demand from end markets

Our gross profit percent decreased 3.5% to 18.2% for the six months ended June 30, 2016 from 21.7% for the six months ended June 30, 2015.  The decrease in gross margin percent is attributed to sale of equipment at reduced margins to generate cash and the competitive pricing environment that existed for straight mast cranes.  Lower margins for specialize tanks also contributed to the margin percent decline. The decrease in straight mast cranes’ margin is attributed to a skewing towards cranes with lower lifting capacity that have lower margins and the effect a decrease in revenues as well a competitive pricing environment.

Research and development —Research and development was $1.5 million for the six months ended June 30, 2016 compared to $1.6 million for the same period in 2015.

Selling, general and administrative expense —Selling, general and administrative expense for the six months ended June 30, 2016 was $18.5 million compared to $18.7 million for the comparable period in 2015, a decrease of $0.2 million.

Operating income —For the six months ended June 30, 2016 and 2015 the Company had operating loss of 3.1 million and operating income of $1.6 million, respectively. Operating income decreased primarily due to a decrease in revenue and decrease in gross profit, the result a decrease in revenues and lower gross profit margin percent.

Interest expense —Interest expense was $3.3 million (excluding write off of deferred financing costs) and $3.4 million for the six months ended June 30, 2016 and 2015, respectively.  Interest expense did not change significantly as the favorable impact that resulted from a modest decrease in debt was nearly offset by increased interest rates for our North American credit facilities.

Interest expense related to write off of debt issuance cost for the six months ended June 30, 2016 includes an additional $1.4 million for deferred financing costs which were expensed during the period as associated debt was refinanced.

Foreign currency transaction gains and losses —For the six months ended June 30, 2016, the Company had a foreign currency loss of $0.9 million compared to a gain of $0.3 million for the comparable period in 2015.

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

The currency gain for the six months ended June 30, 2015 is principally related to currency gains at PM. The six month gain is net of $0.7 million gain for the three months ended March 31, 2015 offset by a loss of $0.3 million for the three months ended June 30, 2015. Subsequent to the first quarter, the Company implemented certain programs to mitigate currency risk at our PM subsidiary. There are still certain currency risks at PM for which an effective hedging strategy may not be available

Other income— For the six months ended June 30, 2016, other income of $0.6 million is principally attributed to two adjustments, (1) the write off of $0.3 million of goodwill associated with the previously reported distribution segment, and (2) the Company recognized a gain of $0.9 million when it calculated the fair market value of a contingent liability associated with the PM acquisition.

Income tax — For the six months ended June 30, 2016 and 2015 the Company recorded an income tax benefits of $0.3 and $0.5 million, respectively

Net (loss) income —For the six months ended June 30, 2016 and 2015 the Company had net losses of $7.9 million and $1.0 million, respectively.  The change is explained above

Three Months Ended September 30, 2016 from Continuing Operations Compared to Three Months Ended September 30, 2015 from Continuing Operations

Net loss from continuing operations

For the three months ended September 30, 2016 and 2015 the Company had a net loss from continuing operations of $9.3 million and $0.7 million, respectively.

Net revenues and gross profit —For the three months ended September 30, 2016, net revenues and gross profit were $39.1 million and $6.5 million, respectively. Gross profit as a percent of revenues was 16.7% for the three months ended September 30, 2016. For the three months ended September 30, 2015, net revenues and gross profit were $51.4 million and $10.7 million, respectively. Gross profit as a percent of revenues was 20.8% for the three months ended September 30, 2015.

Revenues for the three months ended September 30, 2016 declined $12.2 million to $39.1 million for the three months ended September 30, 2016 from $51.4 million in comparable 2015 period. The decrease in revenues is due to decrease in revenues for crane products and specialized mobile tanks.  Although the mobile tank product line is a smaller product it had a significant impact as this line particularly sensitive to oil prices.

Our gross profit percent decreased 4.1% to 16.7% for the three months ended September 30, 2016 from 20.8% for the three months ended September 30, 2015.  The margin percent was adversely impacted by product mix (a shift to lower ton cranes which are less profitable), the negative impact of lower volumes and a competitive pricing environment.

Research and development —Research and development was $0.7 million for the three months ended September 30, 2016 compared to $0.7 million for the same period in 2015.

Selling, general and administrative expense —Selling, general and administrative expense for the three months ended September 30, 2016 was $9.0 million compared to $9.2 million for the comparable period in 2015, a decrease of $0.3 million.  The modest decrease is attributed to a continuing effort to controls cost and to lower variable selling costs.

Operating income —For the three months ended September 30, 2016 and 2015 the Company had an operating loss of $3.2 million and had operating income of $0.8 million, respectively. Operating income decreased due to changes in revenue, cost of sales and operating expenses explained above.

Interest expense —Interest expense related to write off of debt issuance costs was $1.4 million for the three months ended September 30, 2016 compared to $1.4 million for the comparable period in 2015.  Interest did not change significantly between periods.

Foreign currency transaction losses —For both the three-month periods ended September 30, 2016 and 2015, the Company had a foreign currency loss of $0.1 million.

Other income (expense)— For three months ended September 30, 2016, other income of $0.3 million and other expense of $0.1 million for three months ended September 30, 2015.

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

Income tax — For the three months ended September 30, 2016 and 2015 the Company recorded an income tax benefits of $0.7 and $0.2 million, respectively.  The increase benefit is the result of having a larger loss in 2016.

Net loss from continuing operations —For the three months ended September 30, 2016 and 2015 the Company had a net loss of $9.3 million and $0.7 million, respectively.  The change is explained above.

Nine Months Ended September 30, 2016 from Continuing Operations Compared to Nine Months Ended September 30, 2015 from Continuing Operations

Net loss from continuing operations

For the nine months ended September 30, 2016 and 2015 the Company had a net loss from continuing operations of $17.2 million and $1.7 million, respectively.

Net revenues and gross profit —For the nine months ended September 30, 2016, net revenues and gross profit were 132.1 million and $23.4 million, respectively. Gross profit as a percent of revenues was 17.7% for the nine months ended September 30, 2016. For the nine months ended September 30, 2015, net revenues and gross profit were $152.4 million and $32.6 million, respectively. Gross profit as a percent of revenues was 21.4% for the nine months ended September 30, 2015.

Revenues for the nine months ended September 30, 2016 declined $20.3 million to $132.1 million for the nine months ended September 30, 2016 from $152.4 million in comparable 2015 period.  Revenues for the three months ended March 31 2016 included a complete quarter of revenues for PM Group, compared to seventy-five days from the date of acquisition in the three months ended March 31, 2015, which accounted for $3.3 million.  If the PM effect were included sales would have decreased by $23.6 million.  The major of the decrease is attributed lower straight mask crane sales.  Lower sales for knuckle boom cranes and specialized mobile take also contributed significantly to overall revenue decline.  The decline in revenues is attributed to the effect that lower oil prices is having on our markets

Our gross profit percent decreased 3.7% to 17.7% for the nine months ended September 30, 2016 from 21.4% for the nine months ended September 30, 2015.  The gross profit percent for the adversely impacted by decreased volume, less favorable product mix and a more aggressive pricing environment. The margin percent was also adversely impact by selling certain equipment reduced margins to generate cash.

Research and development —Research and development was $2.2 million for the nine months ended September 30, 2016 compared to $2.3 million for the same period in 2015.

Selling, general and administrative expense —Selling, general and administrative expense for the nine months ended September 30, 2016 was $27.4 million compared to $27.9 million for the comparable period in 2015, a decrease of $0.5 million. .  The modest decrease is attributed to a continuing effort to controls cost and to lower variable selling costs.

Operating income —For the nine months ended September 30, 2016 and 2015 the Company had operating loss of 6.2 million and operating income of $2.4 million, respectively. Operating income decreased primarily due to a decrease in revenue and decrease in gross profit, the result a decrease in revenues and lower gross profit margin percent.

Interest expense —Interest expense was $4.7 million (excluding write off of deferred financing costs) and $4.9 million for the nine months ended September 30, 2016 and 2015, respectively.  Interest expense did not change significantly as the favorable impact that resulted from a modest decrease in debt was partially offset by increased interest rates for our North American credit facilities.

Interest expense related to write off of debt issuance costs for the nine months ended September 30, 2016 includes an additional $1.4 million for deferred financing costs which were expensed during the period as associated debt was refinanced.

Other income— For the nine months ended September 30, 2016 and 2015 the Company had other income of $0.9 million and other expense of $0.1 million respectively.  Other income includes a gain of $0.9 million when the fair market value of a contingent liability associated with the PM acquisition was recalculated based on current information.

Foreign currency transaction losses and gains —For the nine months ended September 30, 2016, the Company had a foreign currency loss of $1.0 million compared to a gain of $0.2 million for the comparable period in 2015.  See six-month explanation as the Company had a foreign currency loss of $0.1 million for the three-month periods ended September 30, 2016 and 2015, respectively.

Income tax — For the nine months ended September 30, 2016 and 2015 the Company recorded an income tax benefits of $1.0 and $0.7 million, respectively.  The tax benefits for nine months 2016 and 2015 are not in the same proportional to the losses incurred each year.  The benefit for the nine months 2016 is proportionally much less than it was in the comparable 2015 period.  This occurred primarily because the Company is not recognizing a tax benefit for the portion of the projected 2016 tax loss that cannot be realized with a carryback claim for a refund of taxes paid in prior years and therefore increased our valuation allowance.

Net (loss) income —For the nine months ended September 30, 2016 and 2015 the Company had net losses of $17.2 million and $1.7 million, respectively.  The change is explained above

Liquidity and Capital Resources

The following table summarizes our cash flows from operating, investing and financing activities for the three end March 31, 2016 and 2015, the six months ended June 30, 2016 and 2015, and the nine months ended September 30, 2016 and 2015:

	Three months end March 31,
	2016
	As Restated	2015
Statement of Cash Flow Data:
Total cash (used for) provided by
Operating activities	$(18,601)	$(15,381)
Investing activities	$1,816	$(19,512)
Financing activities	$12,066	$37,219

Operating activities -  Cash used for operating activities increased as operating cash flows for 2016 were reduced by $2.2 million for a non-cash gain on the sale of discontinued operations and $0.4 gain related to an interest rate swap.  The difference is primarily attributed to changes in assets and liabilities.

Investing activities -  In 2016, investing activities was a source of cash as the sale of discontinued operations generated $2.1 million of cash. In 2015, investing activities consumed cash as cash was used to purchase PM.

Financing activities – Financing activities provided substantially higher in 2015 as funds were borrowed to fund the PM acquisition that occurred in 2015.

	Six months end June 30,
	2016
	As Restated	2015
Statement of Cash Flow Data:
Total cash (used for) provided by
Operating activities	$(10,888)	$(8,409)
Investing activities	$1,060	$(15,137)
Financing activities	$10,240	$26,320

Operating activities -  Cash used for operating activities increased as operating cash flows for 2016 were reduced by $2.2 million for a non-cash gain on the sale of discontinued operations, a non-cash gain on the revaluation of contingent acquisition liability of $0.9 million offset by a $1.8 million write-off of deferred financing cost, when debt was refinanced.   The remaining difference is attributed to changes in other non-cash items and changes in assets and liabilities.

Investing activities -  In 2016, investing activities was a source of cash as the sale of discontinued operations generated cash as the sale of discontinued operations generated $2.2 million of cash.  In 2015, investing activities consumed cash as cash was used purchase PM.

Financing activities – Cash provided by financing activities was substantially higher than in 2015 as funds were borrowed to fund the PM acquisition that occurred in 2015.  The change in cash from financing activities between the three months ended March 31, 2015 and six months 2015 is due to the repayment of debt and lower borrowing on revolving credit and working capital facilities.   Cash generated from financing activities decreased during the three months ended June 30, 2016 as the additional $3.0 million in SVW debt was more than offset by other decreases in debt.

	Nine months end September 30,
	2016
	As Restated	2015
Statement of Cash Flow Data:

Total cash (used for) provided by
Operating activities	$(26,063)	$(5,474)
Investing activities	$14,826	$(15,660)
Financing activities	$8,010	$23,034

Operating activities -  Cash used for operating activities increased by $20.6 million between 2015 and 2016.  The additional use of cash is primarily due a swing in net income from income of $0.7 million in 2015 to a net loss of $23.2 million in 2016, a net change of $23.9 million.  This net change was offset by a non-cash loss on the sale of discontinued operations of $6.9 million resulting a net change of $17.0 million.  The remaining difference of $3.6 million is due changes in other non-cash items and changes in assets and liabilities.

Investing activities -  In 2016, investing activities was a source of cash as the sale of discontinued operations generated cash as the sale of discontinued operations generated $14.0 million of cash.  In 2015, investing activities consumed cash as cash was used purchase PM

Financing activities – Cash provided by financing activities provided was substantially higher than in 2015 as funds were borrowed to fund the PM acquisition that occurred in 2015.  The change in cash from financing activities between the six months ended June 30, 2015 and nine months 2015 is due the repayment of debt and lower borrowing on revolving credit and work capital facilities.   Cash generated from financing activities decreased during the three months ended September 30, 2016 as the additional as additional  SVW borrowing were more than offset by other decrease in debt.

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

When it is probable that a loss has been incurred and possible to make a reasonable estimate of the Company’s liability with respect to such matters, a provision is recorded for the amount of such estimate or the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur. The Company established reserves for several ASV and PM lawsuits in conjunction with the purchase accounting for these two acquisitions.

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

During the fourth quarter of 2015 and first quarter of 2016, the Company entered into four 60 month equipment operating leases in  sales and lease back transactions.  In connection with these transactions, the Company received $6.7 million, i.e., $2.6 million for the one executed in 2015 and a total of $4.1 million for the three executed in 2016.

The Company has issued partial residual value guarantees to support a customer’s financing. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date if certain conditions are met by the customer. The Company has issued partial residual guarantees that have maximum exposure of approximately $1.6 million.  The Company, however, does not have any reason to believe that any exposure from such a guarantee is probable at this time and accordingly no liability has been recorded.

Contractual Obligations

The following is a schedule as of December 31, 2016 of our long-term contractual commitments, future minimum lease payments under non-cancelable operating lease arrangements and other long-term obligations.

(in thousands)

	Payments due by period
	Total	2017	2018- 2019	2020- 2021	Thereafter
Long-term debt obligations (4)	$82,367	$7,944	$35,133	$36,122	$3,168
Long-term debt obligations —SVW (4)	13,329	2,608	7,983	2,496	242
PM working capital borrowing (3)	18,870	18,870	—	—	—
Operating lease obligations	8,102	2,228	3,862	1,941	71
Capital lease obligations (3)	11,485	1,051	2,496	1,731	6,207
Legal Settlement (see Note 24) (3)	1,425	95	190	190	950
Service agreements	190	63	127	—	—
Purchase obligations (1)	452	452	—	—	—
Total	$136,220	$33,311	$49,791	$42,480	$10,638

(1)	Except for a very insignificant amount, purchase obligations are for inventory items. Purchase obligations not for inventory would include research and development materials, supplies and services.
(2)

At December 31, 2016, the Company had unrecognized tax benefits of $741 thousand for which the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective tax authority. Thus, these liabilities have not been included in the contractual obligations table. (see Note 14).

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

Principals of Consolidation.  The Company consolidates all entities that we control by ownership of a majority voting interest. Additionally, there are situations in which consolidation is required even though the usual condition of consolidation (ownership of a majority voting interest) does not apply. Generally, this occurs when an entity holds an interest in another business enterprise that was achieved through arrangements that do not involve voting interests, which results in a disproportionate relationship between such entity's voting interests in, and its exposure to the economic risks and potential rewards of, the other business enterprise. This disproportionate relationship results in what is known as a variable interest, and the entity in which we have the variable interest is referred to as a "VIE." An enterprise must consolidate a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (1) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Although the Company does not have an ownership interest in S.V.W. Crane Equipment Company and its wholly owned subsidiary Rental Consulting Service Company (collectively “SVW”), the Company has the power to direct the activities of SVW that most significantly impact its economic performance and is absorbing the losses.   SVW has obtained financing and has remitted the proceeds to the Company using inventory (cranes) owned by the Company as collateral.  The finance companies that hold the loans have a perfected security interest in the inventory and therefore have recourse against this specific inventory.   Furthermore, the debt taken on by the SVW was effectively guaranteed by the Company pursuant to certain related agreements.

The Company eliminates from our financial results all significant intercompany transactions, including the intercompany transactions with consolidated SVW.

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

Interest Rate Swap Contracts. The Company enters into derivative instruments to manage its exposure to interest rate risk related to certain foreign term loans. Derivatives are initially recognized at fair value at the date the contract is entered into and are subsequently remeasured to their fair value at the end of each reporting period. The resulting gain or loss is recognized in current earnings immediately unless the derivative is designated and effective as a hedging instrument, in which case the effective portion of the gain or loss is recognized and is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedging instrument affects earnings (date of sale). As part of the acquisition of PM Group, which was acquired on January 15, 2015, the Company acquired interest rate swap contracts, which manage the exposure to interest rate risk related to term loans with certain financial institutions in Italy. These contracts have been determined not to be hedge instruments under ASC 815-10. Further details of derivative financial instruments are disclosed in Notes 6 and 7.

Allowance for Doubtful Accounts. Accounts Receivable is reduced by an allowance for amounts that may become uncollectible in the future. The Company’s estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where we have information that the customer may have an inability to meet its financial obligations.

Guarantees. The Company has issued partial residual guarantees to financial institutions related to a customer financing of equipment purchases by the customer.  The Company must assess the probability of losses if the fair market value is less than the guaranteed residual value.

A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date. The Company will record a liability for the estimated fair value of guarantees issued pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 460, “Guarantees” (“ASC 460”). We recognize a loss under a guarantee when the obligation to make payment under the guarantee is probable and the amount of the loss can be estimated. If the expected equipment value is less than its guaranteed residual value, the Company would recognize a liability for the amount of the short-fall up to the amount of its partial guarantee. The Company is not responsible for any short-fall in excess of its partial guarantee.

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

After the 2016 restatement, Goodwill will be tested for impairment at reporting unit level (reporting segment).  For the Company, this is at the fully consolidated level excluding discontinued operations, as the Company now operates in a single business segment.  For 2016 as well as for 2015 and 2014, Goodwill was tested at the three previously reported segment levels that were in effect at that time, i.e., Lifting Equipment, Equipment Distribution and ASV.

Goodwill impairment testing was not redone, as equipment distribution goodwill was only $275 and was already written-off in 2016 and ASV is now a discontinued operation and would not be included in the consolidated testing.  Furthermore, the testing done for 2017 did not indicate an impairment of the Company’s goodwill.  ASV as stated below was tested separately and was not impaired.

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

The determination of fair value requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, revenue growth and operating earnings projections, discount rates, terminal growth rates, and required capital expenditure projections.  Our projections make certain assumptions including expanding PM market share in North America, a normalization of energy markets over time and a continued expansion of dealer networks.  If our progress in meeting these and other assumptions is slower or different than what was anticipated, it may impact our ability to meet the projections.  Due to the inherent uncertainty involved in making these estimates, actual results could differ materially from those estimates. Deterioration in the market or actual results as compared with the projections (including not meeting near term projections) may result in impairment in the near term. In the event the Company determines that goodwill is impaired in the future the Company would need to recognize a non-cash impairment charge.

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

Recently Adopted Accounting Guidance

Recently Issued Pronouncements – Not Adopted

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

Recently Adopted Accounting Guidance

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date”, which amends ASU 2014-09.  As a result, the effective date is the first quarter of 2018, with early adoption permitted.  The Company has adopted this guidance during the quarter ended March 31, 2018 on a modified retrospective basis. The adoption of this guidance did not have a significant impact on the operating results when adopted.

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

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in ASU 2016-01, among other things, require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; requires public business entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost. The effective date will be the first quarter of fiscal year 2018.  The Company has adopted this guidance during the quarter ended March 31, 2018. The adoption of this guidance did not have a significant impact on the operating results when adopted.

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815),” (“ASU 2016-05”). ASU 2016-05 provides guidance clarifying that novation of a derivative contract (i.e. a change in counterparty) in a hedge accounting relationship does not, in and of itself, require designation of that hedge accounting relationship. The Company adopted this guidance during the quarter ended March 31, 2017. The adoption of this guidance did not have an impact on the operating results when adopted.

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

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” (“ASU 2016-08”). ASU 2016-08 further clarifies principal and agent relationships within ASU 2014-09. Similar to ASU 2014-09, the effective date will be the first quarter of fiscal year 2018 with early adoption permitted in the first quarter of fiscal year 2017. The Company has adopted this guidance during the quarter ended March 31, 2018 on a modified retrospective basis. The adoption of this guidance did not have a significant impact on the operating results when adopted.

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

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing” (“ASU 2016-10”).  The amendments in ASU 2016-10 are expected to reduce the cost and complexity of applying the guidance on identifying promised goods or services in contracts with customers and to improve the operability and understandability of licensing implementation guidance related to the entity's intellectual property.  Similar to ASU 2014-09, the effective date will be the first quarter of fiscal year 2018 with early adoption permitted in the first quarter of fiscal year 2017. The Company has adopted this guidance during the quarter ended March 31, 2018 on a retrospective basis. The adoption of this guidance did not have a significant impact on the operating results when adopted.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments,” (“ASU 2016-15”).  ASU 2016-15 reduces the existing diversity in practice in financial reporting by clarifying existing principles in ASC 230, “Statement of Cash Flows,” and provides specific guidance on certain cash flow classification issues.  The effective date for ASU 2016-15 will be the first quarter of fiscal year 2018 with early adoption permitted. The Company made an election to use the “Cumulative Earning Approach” to classify distributions received from equity investments.  Other than the aforementioned election (which may have a future impact), the adoption of this guidance during the quarter ended March 31, 2018, did not have an impact on the Company’s Statement of Cash Flows.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740) - Intra-Entity Transfer of Assets Other than Inventory,” (“ASU 2016-16”).  ASU 2016-16 requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (excluding inventory) when the transfer occurs. This is a change from existing GAAP which prohibits recognition of current and deferred income taxes until the asset is sold to a third party.  The effective date for ASU 2016-16 will be the first quarter of fiscal year 2018 with early adoption permitted.  The Company has adopted this guidance during the quarter ended March 31, 2018. The adoption of this guidance did not have a significant impact on the operating results when adopted.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” (“ASU 2017-01”). ASU 2017-01 provides guidance in ascertaining whether a collection of assets and activities is considered a business. The effective date will be the first quarter of fiscal year 2018, with prospective application. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.   The Company has adopted this guidance during the quarter ended March 31, 2018. The adoption of this guidance did not have an impact on the operating results when adopted.

Except as noted above, the guidance issued by the FASB which has not yet adopted is not expected to have a material effect on the Company’s consolidated financial statements.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks that exist as part of our ongoing business operations and the Company’s use of derivative financial instruments, where appropriate, to manage our foreign change risks. As a matter of policy, the Company does not engage in trading or speculative transactions. For further information on accounting policies related to derivative financial instruments, refer to Note 7—“Derivative Financial Instruments” in our Consolidated Financial Statements.

Foreign Exchange Risk

The Company is exposed to fluctuations in foreign currency cash flows related to third-party purchases and sales, intercompany product shipments and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollar when compared to functional currencies of our major foreign subsidiaries, primarily the Euro. The Company assesses foreign currency risk based on transactional cash flows, identifies naturally offsetting positions and purchases hedging instruments to partially offset anticipated exposures. At December 31, 2016, the Company had no outstanding foreign currency exchange contracts being used to hedge future sale that would qualify as cash flow hedges.  The Company, however, has foreign currency exchange contract to sell 1.8 billion Chilean pesos.  This contract is intended to hedge an intercompany receivable that PM has from its Chilean subsidiary.   This forward currency exchange contract has been determined not to be considered a hedge under ASC 815-10, as such aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating income. Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to currencies outside the U.S. by 10% to amounts already incorporated in the financial statements for the year ended December 31, 2016 would have $0.2 million impact on the translation effect of foreign currency exchange rate changes already included in our reported operating income for the period.

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

To the Board of Directors and

Shareholders of Manitex International, Inc.

To the Board of Directors and
Shareholders of Manitex International, Inc.

We have audited the accompanying consolidated balance sheets of Manitex International, Inc. and Subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company’s 2016 consolidated financial statements have been restated to correct errors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our reported dated April 3, 2018, expressed an adverse opinion.

/s/ UHY LLP
UHY LLP

Sterling Heights, Michigan
April 3, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Manitex International, Inc.

We have audited Manitex International, Inc. and Subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weaknesses have been identified and included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A: (1) Inadequate review of new contracts, customers and vendors, (2) Inadequate entity-level controls (3) Improper revenue recognition and accounting for bill and hold transactions and (4) Insufficient communication regarding ethics and whistleblower policies. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated April 3, 2018, on those financial statements.

To the Board of Directors and
Shareholders of Manitex International, Inc.

Page Two

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows of the Company, and our report dated April 3, 2018, expressed an unqualified opinion.

/s/ UHY LLP
UHY LLP

Sterling Heights, Michigan
April 3, 2018

MANITEX INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,
	2016
	As Restated	2015
ASSETS
Current assets
Cash	$4,541	$5,918
Cash - restricted	773	—
Trade receivables (net)	32,982	35,878
Other receivables	1,082	1,743
Inventory (net)	69,487	70,818
Prepaid expense and other	4,624	4,295
Current assets of discontinued operations	46,645	81,097
Total current assets	160,134	199,749
Total fixed assets (net)	21,839	24,224
Intangible assets (net)	30,985	35,304
Goodwill	39,669	40,758
Other long-term assets	1,605	2,783
Deferred tax asset	545	216
Non-marketable equity investment	—	5,752
Long-term assets of discontinued operations	72,177	92,637
Total assets	$326,954	$401,423
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$26,204	$25,712
Current portion of capital lease obligations	338	1,004
Accounts payable	33,801	40,978
Accounts payable related parties	2,098	198
Accrued expenses	10,278	11,604
Other current liabilities	2,150	2,030
Current liabilities of discontinued operations	23,631	38,510
Total current liabilities	98,500	120,036
Long-term liabilities
Revolving term credit facilities	19,957	26,500
Notes payable	32,832	29,711
Capital lease obligations	6,004	5,850
Convertible note-related party (net)	6,862	6,737
Convertible note (net)	14,098	13,923
Deferred gain on sale of building	1,058	1,288
Deferred tax liability	3,242	1,790
Other long-term liabilities	4,127	4,891
Long-term liabilities of discontinued operations	42,645	60,397
Total long-term liabilities	130,825	151,087
Total liabilities	229,325	271,123
Commitments and contingencies
Equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at December 31, 2016 and December 31, 2015	—	—
Common Stock—no par value 25,000,000 shares authorized, 16,200,294 and 16,072,100 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	94,324	93,186
Paid in capital	2,918	2,630
Retained earnings	(20,505)	16,588
Accumulated other comprehensive loss	(4,272)	(5,392)
Equity attributable to shareholders of Manitex International, Inc.	72,465	107,012
Equity attributable to noncontrolling interest	25,164	23,288
Total equity	97,629	130,300
Total liabilities and equity	$326,954	$401,423

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the years ended December 31,
	2016
	As Restated	2015	2014
Net revenues	$173,197	$202,747	$174,738
Cost of sales	143,260	160,752	139,099
Gross profit	29,937	41,995	35,639
Operating expenses
Research and development costs	2,939	3,123	1,084
Selling, general and administrative expenses	36,972	39,160	21,497
Total operating expenses	39,911	42,283	22,581
Operating (loss) income	(9,974)	(288)	13,058
Other income (expense)
Interest expense	(6,390)	(6,441)	(1,687)
Interest expense related to write off of debt issuance costs	(1,439)	—	—
Foreign currency transaction loss	(1,115)	(293)	(423)
Other income (loss)	915	(47)	(110)
Total other expense	(8,029)	(6,781)	(2,220)
(Loss) income before income taxes and loss in non-marketable equity interest from continuing operations	(18,003)	(7,069)	10,838
Income tax (benefit) expense from continuing operations	(566)	(1,943)	3,577
Loss in non-marketable equity interest, net of taxes	(5,752)	(199)	—
Net (loss) income from continuing operations	(23,189)	(5,325)	7,261
Discontinued operations: (Note 26)
Loss from operations of discontinued operations (including loss on disposal of $14,418 and $2,142 in 2016 and 2015, respectively)	(14,441)	476	(195)
Income tax expense	37	475	99
(Loss) income on discontinued operations	(14,478)	1	(294)
Net (loss) income	(37,667)	(5,324)	6,967
Net loss (income) attributable to noncontrolling interest	574	(48)	136
Net (loss) income attributable to shareholders of Manitex International, Inc.	$(37,093)	$(5,372)	$7,103
Earnings (loss) Per Share
Basic
(Loss) earnings from continuing operations attributable to shareholders of Manitex International, Inc.	$(1.44)	$(0.33)	$0.52
Loss from discontinued operations attributable to shareholders of Manitex International, Inc.	$(0.86)	$—	$(0.01)
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$(2.30)	$(0.34)	$0.51
Diluted
(Loss) earnings from continuing operations attributable to shareholders of Manitex International, Inc.	$(1.44)	$(0.33)	$0.52
Loss from discontinued operations attributable to shareholders of Manitex International, Inc.	$(0.86)	$—	$(0.01)
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$(2.30)	$(0.34)	$0.51
Weighted average common shares outstanding
Basic	16,133,284	15,970,074	13,858,189
Diluted	16,133,284	15,970,074	13,904,289

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Year Ended December 31,
	2016
	As Restated	2015	2014
Net (loss) income:	$(37,667)	$(5,324)	$6,967
Other comprehensive income (loss)
Foreign currency translation adjustments	1,120	(4,369)	(1,419)
Derivative instrument fair market value adjustment—net of income taxes of $(3) for 2014	—	—	7
Total other comprehensive income (loss)	1,120	(4,369)	(1,412)
Comprehensive (loss) income	(36,547)	(9,693)	5,555
Comprehensive loss (income) attributable to noncontrolling interest	574	(48)	136
Total comprehensive (loss) income attributable to shareholders of Manitex International, Inc.	$(35,973)	$(9,741)	$5,691

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

For the years ended December 31,

	2016
	As Restated	2015	2014
Number of common shares outstanding
Balance at beginning of the year	16,072,100	14,989,694	13,801,277
Stock offering	—	—	1,108,156
Employee 2004 incentive plan grant	68,876	100,441	89,114
Repurchase to satisfy withholding and cancelled	(13,055)	(12,518)	(8,853)
Stock issued in connection with asset purchase (see Note 20)	—	994,483	—
Shares issued to pay rent	41,948	—	—
Shares issued to repay debt	30,425	—	—
Balance end of year	16,200,294	16,072,100	14,989,694
Common Stock
Balance at beginning of the year	$93,186	$82,040	$68,554
Stock offering	—	—	12,500
Employee 2004 incentive plan grant	841	1,097	1,100
Repurchase to satisfy withholding and cancelled	(80)	(75)	(114)
Stock issued in connection with asset purchase (see Note 20)	—	10,124	—
Shares issued to pay rent	227	—	—
Shares issued to repay debt	150	—	—
Balance end of year	$94,324	$93,186	$82,040
Paid in Capital
Balance at beginning of the year	$2,630	$1,789	$1,191
Equity component of Convertible debt issuance	—	457	572
Employee 2004 incentive plan grant	288	384	3
Excess tax benefits related to vesting of restricted stock	—	—	23
Balance end of year	$2,918	$2,630	$1,789
Retained Earnings
Balance at beginning of the year	$16,588	$21,960	$14,857
Net (loss) income attributable to shareholders of Manitex International, Inc.	(37,093)	(5,372)	7,103
Balance end of year	$(20,505)	$16,588	$21,960
Accumulated Other Comprehensive(loss) Income
Balance at beginning of the year	$(5,392)	$(1,023)	$389
Gain (loss) on foreign currency translation	1,120	(4,369)	(1,419)
Derivative instrument fair market adjustment—net of income taxes	—	—	7
Balance end of year	$(4,272)	$(5,392)	$(1,023)
Equity Attributable to Noncontrolling Interest
Balance at beginning of the year	$23,288	$23,240	$—
Acquisition noncontrolling business	—	—	23,376
Investment received from noncontrolling interest	2,450	—	—
Net (loss) income attributable to noncontrolling interest	(574)	48	(136)
Balance end of year	$25,164	$23,288	$23,240

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2016
	As Restated	2015	2014
Cash flows from operating activities:
Net (loss) income	$(37,667)	$(5,324)	$6,967
Adjustments to reconcile net income to cash (used) provide by for operating activities:
Depreciation and amortization	6,636	6,946	3,462
Changes in allowances for doubtful accounts	(225)	(1)	2
Acquisition expenses financed by seller	—	—	183
Loss (gain) on disposal of assets	18	(136)	—
Changes in inventory reserves	333	482	97
Deferred income taxes	1,178	(2,074)	(254)
Amortization of deferred financing cost	1,978	669	259
Revaluation of contingent acquisition liability	(915)	—	—
Write down of goodwill	275	—	—
Amortization of debt discount	528	743	—
Change in value of interest rate swaps	(776)	(706)	—
Loss in non-marketable equity interest	5,752	199	—
Share-based compensation	1,129	1,481	1,104
Deferred gain on sale and lease back	(124)	301	—
Reserves for uncertain tax provisions	54	60	(35)
Loss on sale of discontinued operations	14,458	1,375	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	1,607	14,872	(4,186)
(Increase) decrease in inventory	(3,828)	(6,279)	(7,038)
(Increase) decrease in prepaid expenses	(345)	(3,223)	315
(Increase) decrease in other assets	189	111	(123)
Increase (decrease) in accounts payable	(4,475)	5,713	(1,825)
Increase (decrease) in accrued expense	(938)	(875)	(1,453)
Increase (decrease) in other current liabilities	171	(658)	300
Increase (decrease) in other long-term liabilities	172	(65)	(30)
Discontinued operations - cash provided by (used) for operating activities	(3,824)	(7,239)	752
Net cash (used) for provided by operating activities	(18,639)	6,372	(1,503)

Cash flows from investing activities:

Acquisition of businesses, net of cash acquired	—	(13,747)	(24,998)
Proceeds from the sale of fixed assets	206	518	—
Purchase of property and equipment	(1,157)	(2,011)	(751)
Investment in intangibles other than goodwill	(97)	(233)	—
Proceeds from the sale of discontinued operations	19,074	6,525	—
Discontinued operations - cash used for investing activities	417	(454)	(173)
Net cash provided by (used) for investing activities	18,443	(9,402)	(25,922)
Cash flows from financing activities:
Borrowings—2014 term loan	—	14,000	—
Repayment of 2014 term loan	(2,200)	(11,800)	—
Net proceeds from stock offering	—	—	12,500
New borrowings—convertible notes	—	15,000	7,500
(Payments) Borrowing on revolving term credit facilities	(6,543)	(7,718)	4,998
Net borrowings (repayments) on working capital facilities	1,828	(4,274)	294
New borrowings—except 2014 term loan	12,892	2,446	677
Note payments	(6,678)	(6,119)	(947)
Bank fees and cost related to new financing	(1,255)	(1,274)	(494)
Shares repurchased for income tax withholding on share-based compensation	(80)	(75)	(114)
Proceeds from sale and leaseback	4,080	—	—
Excess tax benefits related to vesting of restricted stock	—	—	22
Proceeds from capital leases	—	—	942
Payments on capital lease obligations	(510)	(1,446)	(1,397)
Discontinued operations - cash used for financing activities	(4,941)	7,200	2,665
Net cash (used) for provided by financing activities	(3,407)	5,940	26,646
Net (decrease) increase in cash and cash equivalents	(3,603)	2,910	(779)
Effect of exchange rate changes on cash	2,999	(1,360)	(944)
Cash and cash equivalents at the beginning of the year	5,918	4,368	6,091
Cash and cash equivalents at end of period	$5,314	$5,918	$4,368

(See Note 16 for other supplemental cash flow information)

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Note 1. Nature of Operations

The Company is a leading provider of engineered lifting solutions. The Company operates in single business segments.

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

Crane and Machinery, Inc. (“C&M”) is a distributor of the Company’s products as well as Terex’s rough terrain and truck cranes.

Crane and Machinery Leasing, Inc.’s (C&M Leasing”) rents equipment manufactured by the Company as well limited amount of equipment manufactured by third parties.  Although C&M is a distributor of Terex rough terrain and truck cranes; C&M’s primary business is the distribution of products manufactured by the Company.  C&M Leasing’s primary business is the facilitation of sales of products manufactured by the Company through its rent to own program.  As C&M and C&M Leasing’s primary business is the facilitation of Company manufactured product sales, discrete financial information is not available.

Consolidated Variable Interest Entity

Even though it has no ownership interest in SVW Crane & Equipment Company (together with its wholly owned subsidiary, Rental Consulting Service Company, “SVW”), the Company has the power to direct the activities that most significantly impact SVW’s economic performance. Additionally, the Company was the primary beneficiary of the SVW relationship. SVW obtained third party financing, which was effectively guaranteed by the Company, on specific cranes the Company manufactured and remitted the loan proceeds to the Company. Other than its business transactions described herein, SVW had no other substantial business operations. The Company has determined that SVW is a Variable Interest Entity (”VIE”) that under current accounting guidance needs to consolidate in the Company’s financial results.

Discontinued Operations

ASV is located in Grand Rapids, Minnesota manufactures a line of high quality compact track and skid steer loaders. The products are used in site clearing, general construction, forestry, golf course maintenance and landscaping industries, with general construction being the larges.  ASV’s financial results are included in the Company’s consolidated results beginning on December 20, 2014.

Prior to the quarter ended June 30, 2017, the Company owned a 51% interest in ASV Holdings, Ins., which was formerly known as A.S.V., LLC (“ASV Holdings”).  On May 11, 2017, in anticipation of an initial public offering, ASV Holdings converted from an LLC to a C-Corporation and the Company’s 51% interest was converted to 4,080,000 common shares of ASV Holdings.  On May 17, 2017, in connection with its initial public offering, ASV Holdings sold 1,800,000 of its own shares and the Company sold 2,000,000 shares of ASV Holdings common stock.  The Company continues to hold a 21.2% interest in ASV Holdings, but no longer has a controlling interest in ASV holdings.  ASV Holdings was deconsolidated during the quarter ended June 30, 2017 and is recorded as an equity investment starting with quarter ended June 30, 2017.  Since this 10-K/A is being filed after above described events, current and prior period financial statements included in this 10-K/A have been restated to reflect ASV Holdings as a discontinued operation.

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

Change in Reporting Segments

In the 10-K filed on March 10, 2017, the Company reported its operations in three segments: the Lifting Equipment segment, the ASV segment and the Equipment Distribution segment.  Since 2015, the Company has sought to redefine itself strategically and operationally, including through a series of divestitures.  As stated above, ASV Holdings is reported as a discontinued operation and as such is no longer a reporting segment.

As stated above C&M and C&M Leasing’s primary business is facilitation of sale of products manufactured by the Company.  Further, the Company’s Chief Operating Decision Maker (“CODM”) reviewed C&M and C&M Leasing operations only to determine their impact on the entire Company. As such, the Company has now concluded it is not appropriate to reflect C&M and C&M Leasing as a separate reportable segment.

Note 2. Basis of Presentation

The consolidated financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.  ASV, PM and Columbia Tank have been included in the Company’s financial results from their respective effective date of acquisition which are December 20, 2014, January 15, 2015 and March 12, 2015, respectively. The Company owns 25% of Lift Ventures LLC (“Lift Ventures”) and accounts for it as an unconsolidated equity investment. The investment in Lift Ventures has been reflected in the Company’s financial statements on the balance sheet on the line titled “Non-marketable equity investment”.  Lift Venture financial results are included from December 16, 2014.  The financial statements for all periods presented classify Load King, Liftking, CVS and ASV as discontinued operations.

Financial statements are presented in thousands of dollars except for per share amounts.

Note 3. Restatement of Previously Issued Financial Statements

Background

As previously described in the Company’s Current Report on Form 8-K filed on November 6, 2017, in 2016 the Company sold 39 cranes for total sales revenues of approximately $15 million to a single broker customer in a series of transactions (the “Transactions”) that were each structured as a customary “bill and hold” arrangement. The revenue for the Transactions was originally recognized in 2016. Ten of these units that were sold for an aggregate value of approximately $3 million were returned during 2016 (and were subsequently sold to other customers), such that for 2016, a net of 29 cranes were sold for approximately $12 million. In addition, the Company made various payments that were expensed in 2016 and 2017 to the broker and its wholly-owned subsidiary. Furthermore, the debt taken on by the Broker customer to purchase the cranes was effectively guaranteed by the Company pursuant to certain related agreements. In connection with its review of its financial results for the quarter ended September 30, 2017, the Company became aware that the prior accounting treatment for the Transactions was not correct. Specifically, the Company has concluded that the relationship with the Broker and its wholly-owned subsidiary qualified as a Variable Interest Entity (“VIE”) and should therefore have resulted in a different accounting treatment. The Company has concluded that the revenue recognition criteria for 2016 sales were not met and payments to the Broker were not expenses of the Company.  In addition, disclosures were incomplete.

Description of Restatement (continued)

The Company has restated its consolidated financial statements as of and for the fiscal year ended December 31, 2016.   In addition, the Company has restated its quarterly Consolidated Statements of Operations and Balance Sheets for all quarters of fiscal 2016, as presented in Note 25, Unaudited Quarterly Financial Data. The corrections contained in these restated financial statements, which we refer to herein as the “Restatement,” were prepared following an independent review by the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors into certain accounting matters

Narrative Description of Errors

Narrative descriptions of the errors that were corrected in the restatement are found below.  The narrative descriptions also include letter references which indicate what columns on the following tables are impacted by the corrections.

Reversal of Sales to SVW and recording SVW Debt

As previously disclosed, the Company had sold a net 29 cranes to SVW Crane & Equipment company (“SVW”) for approximately $11,961 million in sales revenues.  Since revenue recognition criteria for these sales was not met, these sales have been reversed and revenues will be recognized in the future as these cranes are sold to third party customers. (Balance Sheet – Column C; Statement of Operations  – Column K; Cash Flow - Column S)

As disclosed in Note 12, SVW has five notes outstanding with four financial institutions.  SVW borrowed a total of $12,191 from the four financial institutions.  The deferred financing cost of $320 related to these borrowing is netted against $12,192 for balance sheet presentation.  When certain loans were closed, the first payments totaling approximately $72 were deducted from the loan proceeds.  The $72 is a non-cash item that reduced the proceeds received and is offset by an equal reduction note payments.  (Balance Sheet – Column C, Cash Flow – Column S).   The SVW financing has been effectively guaranteed by the Company.

Effect of Treating Funds Sent to SVW’s Wholly-Owned Subsidiary as Advances

As discussed above, there were $903 in payments that the Company had originally classified as expenses paid to SVW’s wholly-owned subsidiary.  Given SVW’s treatment as a VIE these payments have been reclassified as intercompany advances. (Balance Sheet – Column D; Statement of Operations – Column L; Cash Flow – Column T)

Recording of Payments Made by SVW to Lenders

Debt payments of $1,319 were paid on the five SVW notes disclosed in Note 12 for the year ended December 31, 2016. (Balance Sheet – Column E; Income Statement – Column M; Cash Flow – Column U).

Cumulative Income Tax Effect

This includes the minor impact on the income taxes for the year ended December 31, 2016 related to the discontinued operations and SVW restatements discussed above.  (Balance Sheet – Column F; Income Statement – Column N; Cash Flow – Column V).

Other

This includes minor rounding and reclassification adjustments not included in previous categories.  (Balance Sheet – Column G; Income Statement – Column O; Cash Flow – Column W).

The Company has issued partial residual value guarantees to support a customer’s financing. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date if certain conditions are met by the customer. The Company has issued partial residual guarantees that have maximum exposure of approximately $1.6 million.  The Company, however, does not have any reason to believe that any exposure from such a guarantee is probable at this time and accordingly no liability has been recorded.

The following table summarizes the effects of the restatement on the Company’s 2016 Consolidated Balance Sheet:

MANITEX INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2016

(In thousands, except per share data)

	A	B	C	D	E	F	G	H
	As Previously Reported on Form 10-K	Effect of Reclassifying ASV to Discontinued Operations	Net Reversal of Sales to SVW and Recording SVW Debt	Effect of Treating Funds Sent to SVW as Advances	Recording Payments Made by SVW to Lenders	Cumulative Income Tax Effect	Other	As Restated
ASSETS
Current assets
Cash	$5,110	$(574)					$5	$4,541
Cash - restricted	1,308	(535)						773
Trade receivables (net)	47,267	(13,603)	(455)		(227)			32,982
Accounts receivable from related party	501	(501)						—
Other receivables	1,332			(250)				1,082
Inventory (net)	90,901	(30,922)	9,508					69,487
Prepaid expense and other	4,745	(510)	367	1,153	(1,092)	21	(60)	4,624
Current assets of discontinued operations	—	46,645						46,645
Total current assets	151,164	—	9,420	903	(1,319)	21	(55)	160,134
Total fixed assets (net)	37,241	(15,402)						21,839
Intangible assets (net)	56,809	(25,824)						30,985
Goodwill	70,248	(30,579)						39,669
Other long-term assets	1,978	(373)						1,605
Deferred tax asset	545							545
Non-marketable equity investment	—							—
Long-term assets of discontinued operations	—	72,178					(1)	72,177
Total assets	$317,985	$—	$9,420	$903	$(1,319)	$21	$(56)	$326,954
LIABILITIES AND EQUITY
Current liabilities
Notes payable—short term	$27,408	$(3,000)	$2,246		$(450)			$26,204
Current portion of capital lease obligations	338							338
Accounts payable	45,778	(11,977)						33,801
Accounts payable related parties	4,373	(2,275)						2,098
Accrued expenses	16,658	(6,379)					(1)	10,278
Other current liabilities	2,150							2,150
Current liabilities of discontinued operations	—	23,631						23,631
Total current liabilities	96,705	—	2,246	—	(450)	—	(1)	98,500
Long-term liabilities
Revolving term credit facilities	35,562	(15,605)						19,957
Notes payable	49,986	(26,267)	9,626		(514)		1	32,832
Capital lease obligations	6,004							6,004
Convertible note-related party (net)	6,862							6,862
Convertible note (net)	14,098							14,098
Deferred gain on sale of building	1,058							1,058
Deferred tax liability	3,242							3,242
Other long-term liabilities	4,906	(773)					(6)	4,127
Long-term liabilities of discontinued operations	—	42,645						42,645
Total long-term liabilities	121,718	—	9,626	—	(514)	—	(5)	130,825
Total liabilities	218,423	—	11,872	—	(964)	—	(6)	229,325
Commitments and contingencies
Equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at December 31, 2016	—							—
Common Stock—no par value 25,000,000 shares authorized, 16,200,294 shares issued and outstanding at December 31, 2016	94,324							94,324
Paid in capital	2,918							2,918
Retained earnings	(18,572)		(2,452)	903	(355)	21	(50)	(20,505)
Accumulated other comprehensive loss	(4,272)							(4,272)
Equity attributable to shareholders of Manitex International, Inc.	74,398	—	(2,452)	903	(355)	21	(50)	72,465
Equity attributable to noncontrolling interest	25,164	—	—	—	—	—	—	25,164
Total equity	99,562	—	(2,452)	903	(355)	21	(50)	97,629
Total liabilities and equity	$317,985	$—	$9,420	$903	$(1,319)	$21	$(56)	$326,954

The following table summarizes the effects of the restatement on the Company’s 2016 Consolidated Statement of Operations:

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2016

(In thousands, except share and per share data)

	I	J	K	L	M	N	O	P
	As Previously Reported on Form 10-K	Effect of Reclassifying ASV to Discontinued Operations	Reversal of Sales to SVW	Effect of Treating Funds Sent to SVW as Advances	Recording Payments Made by SVW to Lenders	Cumulative Income Tax Effect	Other	As Restated
Net revenues	$288,959	$(103,802)	$(11,961)				$1	$173,197
Cost of sales	240,375	(87,613)	(9,509)				7	143,260
Gross profit	48,584	(16,189)	(2,452)	—	—	—	(6)	29,937
Operating expenses								—
Research and development costs	4,877	(1,938)						2,939
Selling, general and administrative expenses	45,422	(8,241)		(253)		—	44	36,972
Total operating expenses	50,299	(10,179)	—	(253)	—	—	44	39,911
Operating (loss) income	(1,715)	(6,010)	(2,452)	253	—	—	(50)	(9,974)
Other income (expense)
Interest expense	(11,000)	4,964			(355)		1	(6,390)
Interest expense related to write off of debt issuance costs	(3,635)	2,196						(1,439)
Foreign currency transaction loss	(1,115)							(1,115)
Other income (loss)	897	19				—	(1)	915
Total other expense	(14,853)	7,179	—	—	(355)	—	—	(8,029)
(Loss) income before income taxes and loss in non-marketable equity interest from continuing operations	(16,568)	1,169	(2,452)	253	(355)	—	(50)	(18,003)
Income tax (benefit) expense from continuing operations	(545)					(21)		(566)
Loss in non-marketable equity interest, net of taxes	(5,752)							(5,752)
Net (loss) income from continuing operations	(21,775)	1,169	(2,452)	253	(355)	21	(50)	(23,189)
Discontinued operations: (Note 25)
Loss from operations of discontinued operations (including loss on disposal of $14,418 in 2016)	(13,922)	(1,169)		650				(14,441)
Income tax expense	37					—		37
(Loss) income on discontinued operations	(13,959)	(1,169)	—	650	—	—	—	(14,478)
Net (loss) income	(35,734)	—	(2,452)	903	(355)	21	(50)	(37,667)
Net loss (income) attributable to noncontrolling interest	574							574
Net (loss) income attributable to shareholders of Manitex International, Inc.	$(35,160)	$—	$(2,452)	$903	$(355)	$21	$(50)	$(37,093)
Earnings (loss) Per Share
Basic
(Loss) earnings from continuing operations attributable to shareholders of Manitex International, Inc.	$(1.31)							$(1.44)
Loss from discontinued operations attributable to shareholders of Manitex International, Inc.	$(0.87)							$(0.86)
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$(2.18)							$(2.30)
Diluted								—
(Loss) earnings from continuing operations attributable to shareholders of Manitex International, Inc.	$(1.31)							$(1.44)
Loss from discontinued operations attributable to shareholders of Manitex International, Inc.	$(0.87)							$(0.86)
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$(2.18)							$(2.30)
								—
Weighted average common shares outstanding								—
Basic	16,133,284							16,133,284
Diluted	16,133,284							16,133,284

The following table summarizes the effects of the restatement on the Company’s 2016 Consolidated Statement of Cash Flows:

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2016

(In thousands)

	Q	R	S	T	U	V	W	X
	As Previously Reported on Form 10-K	Effect of Reclassifying ASV to Discontinued Operations	Net Reversal of Sales to SVWand Recording SVW Debt	Effect of Treating Funds Sent to SVW as Advances	Recording Payments Made by SVW to Lenders	Cumulative Income Tax Effect	Other	As Restated
Cash flows from operating activities:
Net (loss) income	$(35,734)		$(2,452)	$903	$(355)	$21	$(50)	$(37,667)
Adjustments to reconcile net income to cash (used) provide by for operating activities:								—
Depreciation and amortization	11,241	(4,605)						6,636
Changes in allowances for doubtful accounts	(162)	(63)						(225)
Acquisition expenses financed by seller	—							—
Loss (gain) on disposal of assets	44	(26)						18
Changes in inventory reserves	1,655	(1,322)						333
Deferred income taxes	1,178							1,178
Amortization of deferred financing cost	4,336	(2,358)						1,978
Revaluation of contingent acquisition liability	(915)							(915)
Write down of goodwill	275							275
Amortization of debt discount	528							528
Change in value of interest rate swaps	(776)							(776)
Loss in non-marketable equity interest	5,752							5,752
Share-based compensation	1,129							1,129
Deferred gain on sale and lease back	(124)							(124)
Reserves for uncertain tax provisions	54							54
Loss on sale of discontinued operations	14,515	(57)						14,458
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	1,119	(444)	455	250	227			1,607
(Increase) decrease in inventory	2,174	3,506	(9,508)					(3,828)
(Increase) decrease in prepaid expenses	(368)	412	(367)	(1,153)	1,092		39	(345)
(Increase) decrease in other assets	189							189
Increase (decrease) in accounts payable	(4,259)	(216)						(4,475)
Increase (decrease) in accrued expense	(662)	(275)					(1)	(938)
Increase (decrease) in income tax payable on ASV conversion	—							—
Increase (decrease) in other current liabilities	171							171
Increase (decrease) in other long-term liabilities	(1,356)	1,534				(21)	15	172
Discontinued operations - cash provided by (used) for operating activities	(4,192)	368						(3,824)
Net cash (used) for provided by operating activities	(4,188)	(3,546)	(11,872)	—	964	—	3	(18,639)

Cash flows from investing activities:

Acquisition of businesses, net of cash acquired	—							—
Proceeds from the sale of fixed assets	206							206
Purchase of property and equipment	(1,486)	329						(1,157)
Investment in intangibles other than goodwill	(97)							(97)
Proceeds from the sale of discontinued operations	19,074							19,074
Discontinued operations - cash used for investing activities	746	(329)						417
Net cash provided by (used) for investing activities	18,443	—	—	—	—	—	—	18,443
Cash flows from financing activities:
Borrowings—2014 term loan	—							—
Repayment of 2014 term loan	(2,200)							(2,200)
Net proceeds from stock offering	—							—
New borrowings—convertible notes	—							—
(Payments) Borrowing on revolving term credit facilities	(11,900)	5,357						(6,543)
Net borrowings (repayments) on working capital facilities	1,828							1,828
Investment received from noncontrolling interest	2,450	(2,450)						-
New borrowings—except 2014 term loan	30,701	(29,930)	12,120				1	12,892
Note payments	(43,703)	37,917			(892)			(6,678)
Bank fees and cost related to new financing	(2,155)	1,220	(320)					(1,255)
Shares repurchased for income tax withholding on share-based compensation	(80)							(80)
Proceeds from sale and leaseback	4,080							4,080
Excess tax benefits related to vesting of restricted stock	—							—
Proceeds from capital leases	—							—
Payments on capital lease obligations	(510)							(510)
Discontinued operations - cash used for financing activities	4,735	(9,676)						(4,941)
Net cash (used) for provided by financing activities	(16,754)	2,438	11,800	—	(892)	—	1	(3,407)
Net (decrease) increase in cash and cash equivalents	(2,499)	(1,108)	(72)	—	72	—	4	(3,603)
Effect of exchange rate changes on cash	2,999							2,999
Cash and cash equivalents at the beginning of the year	5,918							5,918
Cash and cash equivalents at end of period	$6,418	$(1,108)	$(72)	$—	$72	$—	$4	$5,314

Note 4. Summary of Significant Accounting Policies

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

Principals of Consolidation—The Company consolidates all entities that we control by ownership of a majority voting interest. Additionally, there are situations in which consolidation is required even though the usual condition of consolidation (ownership of a majority voting interest) does not apply. Generally, this occurs when an entity holds an interest in another business enterprise that was achieved through arrangements that do not involve voting interests, which results in a disproportionate relationship between such entity's voting interests in, and its exposure to the economic risks and potential rewards of, the other business enterprise. This disproportionate relationship results in what is known as a variable interest, and the entity in which we have this interest is referred to as a Variable Interest Entity (“VIE”).  An enterprise must consolidate a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (1) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Although the Company does not have a ownership interest in S.V.W. Equipment Crane Company and its wholly owned subsidiary Rental Consulting Services Corporation (collectively “SVW”), the Company has the power to direct the activities of SVW that most significantly impact its economic performance and is absorbing the losses.  As such, the Company has determined that SVW is a VIE that requires consolidation.  SVW has obtained financing and has remitted the proceeds to the Company using inventory (cranes) owned by the Company as collateral.  The finance companies that hold the loans have a perfected security interest in the inventory and therefore have recourse against this specific inventory.   Furthermore, the debt taken on by the SVW was effectively guaranteed by the Company pursuant to certain related agreements.

The Company eliminates from the Company’s financial results all significant intercompany transactions, including the intercompany transactions with consolidated VIEs.

Cash and Cash Equivalents —For purposes of the statement of cash flows, the Company considers all short-term securities purchased with maturity dates of three months or less to be cash equivalents.

Restricted Cash—Certain of the Company’s lending arrangements require the Company to post collateral or maintain minimum cash balances in escrow. These cash amounts are reported as current assets on the balance sheets based on when the cash will be contractually released. Total restricted cash was $773 and $0 at December 31, 2016 and 2015, respectively.

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

Investment—Equity Method of Accounting —Our non-marketable equity investments are investments we have made in privately-held companies accounted for under the equity method. We periodically review our non-marketable equity investments for impairment. In September 2016, the Company determined its investment in Lift Ventures was impaired and has recognized an impairment charge to write off its entire investment in Lift Ventures (See Note 27).  There was no impairment related to this investment in prior periods.

Allowance for Doubtful Accounts —The Company has adopted a policy consistent with U.S. GAAP for the periodic review of its accounts receivable to determine whether the establishment of an allowance for doubtful accounts is warranted based on the Company’s assessment of the collectability of the accounts. The Company established an allowance for bad debt of $7 and $228 at December 31, 2016 and 2015, respectively. The Company also has in some instances a security interest in its accounts receivable until payment is received.

Guarantees — The Company has issued partial residual guarantees to financial institutions related to a customer financing of equipment purchases by the customer.  The Company must assess the probability of losses if the fair market value is less than the guaranteed residual value.

A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date. The Company will record a liability for the estimated fair value of guarantees issued pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 460, “Guarantees” (“ASC 460”). We recognize a loss under a guarantee when the obligation to make payment under the guarantee is probable and the amount of the loss can be estimated. If the expected equipment value is less than its guaranteed residual value, the Company would recognize a liability for the amount of the short-fall up to the amount of its partial guarantee. The Company is not responsible for any short-fall in excess of its partial guarantee.

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

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $2,846, $2,694 and $1,013, respectively.

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

Goodwill — Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is reviewed for impairment annually, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceed their fair value. The Company does not amortize goodwill in accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 350, “Intangibles—Goodwill and Other” (“ASC 350”). The Company selected October 1 as the date for the required annual impairment test.

After the 2016 restatement, Goodwill would be tested for impairment at reporting unit level (reporting segment).  For the Company, this is at the fully consolidated level excluding discontinued operations, as the Company now operates in a single business segment.  For 2016 as well as for 2015 and 2014, Goodwill was tested at the three previously reported segment levels that were in effect at that time, i.e., Lifting Equipment, Equipment Distribution and ASV.

Goodwill impairment testing was not redone, as equipment distribution goodwill was only $275 and was already written-off in 2016 and ASV is now a discontinued operation and would not be included in the consolidated testing.  Furthermore, the testing done for 2017, did not indicate an impair of the Company’s goodwill.  ASV as stated below was tested separately and was not impaired.

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

The determination of fair value requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, revenue growth and operating earnings projections, discount rates, terminal growth rates, and required capital expenditure projections.  Our projections make certain assumptions including expanding PM market share in North America, a normalization of energy markets over time and a continued expansion of dealer networks.  If our progress in meeting these and other assumptions is slower or different than what was anticipated, it may impact our ability to meet the projections.  Due to the inherent uncertainty involved in making these estimates, actual results could differ materially from those estimates. Deterioration in the market or actual results as compared with the projections (including not meeting near term projections) may result in impairment in the near term. In the event the Company determines that goodwill is impaired in the future the Company would need to recognize a non-cash impairment charge.

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

Research and Development Expenses— The Company expenses research and development costs, as incurred. For the periods ended December 31, 2016, 2015 and 2014 expenses were $2,939, $3,123 and $1,084, respectively.

Advertising —Advertising costs are expensed as incurred and were $950, $830 and $420 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Note 5. Earnings per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of restricted stock units. Details of the calculations are as follows:

	2016
	As Restated	2015	2014
Net (loss) income attributable to shareholders of Manitex International, Inc.
Net (loss) income from continuing operations	$(23,189)	$(5,325)	$7,261
Discontinued operations:
(Loss) income from operations of discontinued operations, net of income taxes	(20)	1,376	(294)
Less: loss (income) attributable to noncontrolling interest	574	(48)	136
Income (loss) from operations of discontinued operations,net of income taxes attributable to shareholders of Manitex International, Inc.	554	1,328	(158)
(Loss) on sale of discontinued operations, net of income tax benefit	(14,458)	(1,375)	—
(Loss) for discontinued operations attributable Shareholders of Manitex International, Inc.	( )	(47)	(158)
Net (loss) income attributable to shareholders of Manitex International, Inc.	$(37,093)	$(5,372)	$7,103
(Loss) earnings per share
Basic
(Loss) earnings from continuing operations attributable to shareholders' of Manitex International, Inc.	$(1.44)	$(0.33)	$0.52
Earnings(loss) from operations of discontinued operations attributable to shareholders of Manitex International, Inc., net of tax	$0.03	$0.08	$(0.01)
(Loss) on sale of discontinued operations attributable to shareholders of Manitex International, Inc., net of tax	$(0.90)	$(0.09)	$—
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$(2.30)	$(0.34)	$0.51

Diluted
(Loss) earnings from continuing operations attributable to shareholders' of Manitex International, Inc.	$(1.44)	$(0.33)	$0.52
Earnings(loss) from operations of discontinued operations attributable to shareholders of Manitex International, Inc., net of tax	$0.03	$0.08	$(0.01)
(Loss) on sale of discontinued operations attributable to shareholders of Manitex International, Inc., net of tax	$(0.90)	$(0.09)	$—
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$(2.30)	$(0.34)	$0.51
Weighted average common shares outstanding
Basic	16,133,284	15,970,074	13,858,189
Diluted
Basic	16,133,284	15,970,074	13,858,189
Dilutive effect of warrants	—	—	—
Dilutive effect of restricted stock units	—	—	46,100
	16,133,284	15,970,074	13,904,289

There are 342,004 and 118,773 restricted stock units which are anti-dilutive and therefore are not included in the average number of diluted shares shown above for the year ended December 31, 2016 and 2015, respectively.

Note 6. Fair Value Measurements

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

The following is a summary of items that the Company measured at fair value during the periods:

	Fair Value at December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Forward currency exchange contracts	$—	$159	$—	$159
Interest rate swap contracts	—	405	—	405
PM contingent liabilities	—	—	316	316
Valla contingent consideration	—	—	193	193
Total liabilities at fair value	$—	$564	$509	$1,073

	Fair Value at December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Forward currency exchange contracts	$—	$600	$—	$600
Total current assets at fair value	$—	$600	$—	$600
Liabilities:
Forward currency exchange contracts	$—	$74	$—	$74
Interest rate swap contracts	—	1,177	—	1,177
PM contingent liabilities	—	—	1,187	1,187
Convertible debt- Perella ( See Note 13) (nonrecurring)	—	14,286	—	14,286
Valla contingent consideration	—	—	199	199
Total liabilities at fair value	$—	$15,537	$1,386	$16,923

	Fair Value Measurements Using Significant Unobservable Inputs (level 3)
	PM Contingent Consideration	Valla Contingent Consideration	Total
Liabilities:
Balance at December 31, 2016	$1,187	$199	$1,386
Effect of change in exchange rates	—	(6)	(6)
Change in fair value during the period	(871)	—	(871)
Balance at December 31, 2017	$316	$193	$509

The carrying value of the amounts reported in the Consolidated Balance Sheets for cash, accounts receivable, accounts payable and short-term variable debt, including any amounts outstanding under the Company’s revolving credit facilities and working capital borrowing, approximate fair value due to the short periods during which these amounts are outstanding.

The book and fair value of the Company’s term debt was $39,765 and $39,765 for the year ended December 31, 2016, respectively, and $37,446 and $37,446 for the year ending December 31, 2015, repectively. The book and fair value of the Company’s capital leases was $6,342 and $8,386 for the year ended December 31, 2016, respectively and $6,854 and $9,214 for the year ending December 31, 2015, respectively. There is no difference between the book value and the fair value for amount recorded in connection with a long-term legal settlement, which was $926 and $960 for the periods ending December 31, 2016 and 2015, respectively.

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

Note 7. Derivative Financial Instruments

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

Note 8. Inventory

The components of inventory at December 31, are summarized as follows:

	2016
	As Restated	2015
Raw materials and purchased parts	$35,855	$46,487
Work in process	4,231	$4,928
Finished goods and replacement parts	29,401	$19,403
Inventories, net	$69,487	$70,818

The Company has established reserves for obsolete and excess inventory of $1,886 and $693  as of December 31, 2016 and 2015, respectively.

Note 9. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	2016	2015
Land	$3,939	$4,038
Buildings	13,331	13,390
Machinery and equipment	10,871	10,551
Furniture and fixtures	465	561
Leasehold improvements	814	778
Computer software & equipment	1,246	1,066
Motor vehicles	392	475
Construction in progress	54	190
Totals	31,112	31,049
Less: accumulated depreciation	(9,273)	(6,825)
Net property and equipment	$21,839	$24,224

Depreciation expense was $2,846 (net of $106 amortization of deferred gain on building), $2,694 (net of $281 amortization of deferred gain on building), and $1,013 (net of $380 amortization of deferred gain on building) in 2016, 2015 and 2014, respectively. See Note 13 for information regarding capital leases.

Note 10. Goodwill and Other Intangible Assets

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

Intangible assets were comprised of the following as of December 31, 2016 and 2015:

	2016	2015	Useful Lives
Patented and unpatented technology	$17,409	$17,907	10 years
Amortization	(11,004)	(10,101)
Customer relationships	22,444	25,041	5-20 years
Amortization	(7,870)	(6,339)
Trade names and trademarks	11,892	10,916	25 years - Indefinite
Amortization	(1,894)	(2,132)
Non-competition agreements	50	50	2-5 years
Amortization	(42)	(38)
Customer backlog	370	418	< 1 year
Amortization	(370)	(418)
Total Intangible assets	$30,985	$35,304

Amortization expense was $3,790, $4,184 and $2,441 for the periods ended December 31, 2016, 2015 and 2014, respectively.

Estimated amortization expense for the next five years and subsequent is as follows:

Amount
2017	3,721
2018	3,686
2019	3,514
2020	3,480
2021	1,513
And subsequent	8,008
Total intangibles currently to be amortized	$23,922

Changes in the Company’s goodwill are as follows:

Goodwill
Balance December 31, 2014	$13,162
Goodwill for PM Group Acquisition	30,173
Effects of change in exchange rate	(2,577)
Balance December 31, 2015	$40,758
Goodwill write-off	(275)
Effects of change in exchange rate	(814)
Balance December 31, 2016	$39,669

Note 11. Accrual Detail

	As of December 31,
	2016	2015
Accrued expenses:
Accrued payroll	$914	$1,641
Accrued employee benefits	1,215	1,045
Accrued bonuses	401	673
Accrued vacation expense	979	1,085
Accrued interest	1,753	196
Accrued commissions	351	461
Accrued expenses—other	1,052	1,258
Accrued warranty	1,568	1,369
Accrued income taxes	—	451
Accrued taxes other than income taxes	1,950	3,138
Accrued product liability and workers compensation claims	95	287
Total accrued expenses	$10,278	$11,604

Note 12. Revolving Term Credit Facilities and Debt

Continuing Operations

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

The Loan Agreement subjects the Company and its domestic subsidiaries to an Adjusted EBITDA covenant (as defined) of $1,200 at December 31, 2016. Effective March 31, 2017, the Company is subjected to a quarterly EBITDA covenant (as defined) of $(1,000), $0 at June 30, 2017, and $2,000 for all quarters starting September 30, 2017 through the end of the agreement. Additionally, the Company and its domestic subsidiaries are subject to a Fixed Charge Coverage ratio of 1.05 to 1.00 measured on an annual basis beginning December 31, 2017, followed by a Fixed Charge Coverage ratio of 1.15 to 1.00 measured quarterly starting March 31, 2018 (based on a trailing a twelve month basis) through the term of the agreement.  The Loan Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, pay dividends or make distributions, repurchase stock, in each case subject to customary exceptions for a credit facility of this size.

The Loan Agreement has a Letter of Credit facility of $3,000, which is fully reserved against availability.

Any Default or Event of Default caused by the restatement of financial results was waived by the lender.  See Note 28, Subsequent Events for further details.

Notes Payable – SVW

At December 31, 2016, SVW has five loans outstanding with four financial institutions.  The Company is not a loan party, but has included the debt associated with these loans in its consolidated financial statements as SVW was determined to be a VIE that requires consolidation (see Note 4).  SVW obtained financing using cranes that are included in the Company’s inventory as collateral because of SVW's status as a VIE.  The funds borrowed by SVW been have remitted to the Company.  The finance companies that hold the loans have a perfected security interest in the inventory and therefore have recourse against this specific inventory.  For accounting purposes, the Company did not recognize a sale and continues to include these cranes in its inventory.  However, the finance company have taken legal title to the Cranes used as collateral for the borrowings.   The Company has entered into agreements to repurchase the Cranes from the lenders in the event that SVW defaults on any of these loans.  Additionally, the SVW debt was also effectively guaranteed by the Company pursuant to certain related agreements.

The following table summarizes the principal terms of the borrowings.

				Element	Element
Lending Institutions	Equify	Evolve	Heartland	Loan 1	Loan 2
Balance as of December 31, 2016	$2,882	$2,539	$1,576	$2,782	$1,439

Loan origination date	June 27, 2016	July 8, 2016	July 16, 2016	July 28, 2016	10/1/2016
Amount borrowed	$3,009	$2,710	$1,648	$2,941	$1,883
Approximate Interest rate	8.07%	6.75%	8.00%	8.00%	8.04%

Prepayment penalty	At stipulated values	3% decreasing to 2% after 24 months	Not applicable	1% per for each remaining year no penalty if equipment is sold	1% per for each remaining year no penalty if equipment is sold

Required payments:
First payment stream
Frequencies of payment	Monthly	Monthly	Monthly	Monthly	Monthly
Number of payments	14	14	71	13	3
Date of first payment	August 1, 2016	August 8, 2016	September 1, 2016	September 1, 2016	October 1, 2016
Payment amount	$47	$49	$29	$60	$156

Second payment stream
Frequencies of payment	Monthly	Monthly	—	Monthly	Monthly
Number of payments	22	21	—	47	5
Date of first payment	October 1, 2017	October 1, 2017	—	October 1, 2017	January 1, 2017
Payment amount	$33	$17	—	$33	$30

Final balloon payment
Date of payment	August 1, 2019	July 9, 2019	August 1, 2022	December 1, 2017	September 21, 2017
Payment amount	$1,392	$918	$39	$1	$494

There is $309 of deferred financing cost related to the debt summarized on the above table.  The deferred financing cost have been offset against the debt for balance sheet presentation.

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

In March 2018, PM and their banks entered into an agreement to restructure PM’s Debt. See Note 28, Subsequent Events, for additional information.

Discontinued Operations

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

Schedule of Debt Maturities

Scheduled annual maturities of the principal portion of debt outstanding at December 31, 2016 in the next five years and the remaining maturity in aggregate are summarized below. Amounts shown include the debt described above in this footnote and the convertible notes disclosed in Note 14—Convertible Notes at their face amount of $22,500.

	North America Continuing Operations Except VIE	Italy	SVW (VIE)	Total for Continuing Operations	Discontinued Operations
2017	$1,180	$22,895	$1,792	$25,867	$3,000
2018	19,949	4,863	1,915	26,727	3,006
2019	—	5,539	4,989	10,528	3,000
2020	7,500	5,241	1,273	14,014	2,999
2021	15,000	6,641	1,014	22,655	33,604
Thereafter	—	2,637	235	2,872	—
	43,629	47,816	11,218	102,663	45,609
Interest rate swaps	—	405	—	405	—
Debt discount related to non-interest bearing debt	—	(835)	—	(835)	—
Debt issuance cost	(392)	(431)	(309)	(1,132)	(738)
Debt discounts related to convertible notes	(1,148)	—	—	(1,148)	—
Total	$42,089	$46,955	$10,909	$99,953	$44,871

Note 13. Leases

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

Winona facility

The Company has a lease which expires on February 1, 2017, that includes a one year extension through February 1, 2018, at the option of the Company.  The lease provides for monthly lease payments of $2 for its Winona, Minnesota facility. The Company has an option to purchase the facility for $500 by giving notice to the landlord of its intent to purchase the facility. The Landlord must receive such notice at least three months prior to end of the lease term. At December 31, 2016, the Company has outstanding capital lease obligation of $500 which is the amount of the purchase option. The Company exercised its option and purchased the building on July 26, 2017.

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

The following is a summary of amounts financed under equipment capital lease agreements:

	Amount Borrowed	Repayment Period	Amount of Monthly Payment	Balance As of December 31, 2016
New equipment	$1,166	60	$22	$518

Future Minimum Lease Payments are:

Years	Operating Leases	Capital Leases
2017	$2,260	$1,051
2018	1,965	1,248
2019	2,011	1,248
2020	966	866
2021	976	865
Subsequent	71	6,207
Total Minimum Lease Payments	$8,249	11,485
Less: imputed interest		(5,143)
Present value of minimum lease payment		$6,342
Less: current portion		(338)
Long-term capital lease obligations		$6,004

Capital Item—as of or for the year ended December 31, 2016	Cost	Accumulated Depreciation	Depreciation Expense	Interest Expense
Building—Georgetown, TX	$4,881	$512	$385	$670
Land & Building—Winona, MN	1,700	424	57	—
Other Capitalized leases	1,166	—	—	33
Totals	$7,747	$936	$442	$703

Capital Item—as of or for the year ended December 31, 2015	Cost	Accumulated Depreciation	Depreciation Expense	Interest Expense
Building—Georgetown, TX	$4,844	$127	$158	$468
Land & Building—Winona, MN	1,700	367	56	—
Other Capitalized leases	2,240	87	19	71
Totals	$8,784	$581	$233	$539

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

Note 15. Income Taxes

Information pertaining to the Company’s income before income taxes from continuing operations is as follows:

	Years ended December 31,
	2016
	As Restated	2015	2014
Income (loss) before income taxes:
Domestic	$(24,795)	$(7,072)	$11,043
Foreign	1,040	(196)	(205)
Total net income before income taxes	$(23,755)	$(7,268)	$10,838

Information pertaining to the Company’s provision (benefit) for income taxes for continuing operations is as follows:

	Years ended December 31,
	2016
	As Restated	2015	2014
Provision (benefit) for income taxes:
Current:
Federal	$(2,033)	$(1,644)	$3,648
State and local	(27)	80	170
Foreign	(310)	687	(96)
	(2,370)	(877)	3,722
Deferred:
Federal	(136)	(369)	(193)
State and local	1,163	(110)	48
Foreign	777	(587)	—
	1,804	(1,066)	(145)
Total provision (benefit) for income taxes	$(566)	$(1,943)	$3,577

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2016
	As Restated	2015
Deferred tax assets:
Accrued expenses	$1,084	$675
Inventory	2,830	2,075
Other liabilities	641	616
Deferred gain	464	469
Net operating loss carryforwards	4,570	480
Tax credit carryforwards	1,434	1,255
Unrealized foreign currency loss	317	348
Investment in Partnerships	262	16
Interest expense	1,625	3,171
Restructuring cost	736	1,003
Property, plant and equipment	948	733
Total deferred tax asset	14,911	10,841
Deferred tax liabilities:
Intangibles	8,266	11,264
Discount on convertible notes	418	499
Deferred State Income Tax	598	441
Deferred financing fees	—	211
Total deferred tax liability	9,282	12,415
Valuation allowance	(8,326)	—
Net deferred tax liability	$(2,697)	$(1,574)

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

As of December 31, 2016, the Company had federal net operating loss carryforwards of approximately $10.6 million which are set to expire in 2036 if not utilized.  The Company also had state net operating losses of approximately 0.3 million that are set to expire at varying periods between 2025 and 2036 if not utilized. U.S. federal research and development tax credit carryforwards of approximately $186 expire between 2034 and 2036 if not utilized.

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

The effective tax rate before income taxes varies from the current U.S. federal statutory income tax rate as follows:

	Years ended December 31,
	2016	2015
Statutory rate	35.00%	35.00%
State and local taxes	1.04%	-0.14%
Permanent differences	-1.39%	-2.54%
Tax credits	0.96%	0.97%
Foreign operations	-0.32%	-5.73%
Uncertain tax positions	-0.22%	-0.68%
Valuation allowance	-29.64%	—
Other	-3.05%	-0.14%
	2.38%	26.74%

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, is as follows:

	2016	2015
Balance at January 1,	$715	$215
Increases in tax positions for current year	42	518
Decreases in tax positions for prior years	—	(18)
Other	(16)	—
Settlements	—	—
Balance at December 31,	$741	$715

Of the amounts reflected in the above table at December 31, 2016, the entire amount would reduce the Company’s annual effective tax rate if recognized. The Company records accrued interest related to income tax matters in the provision for income taxes in the accompanying consolidated statement of income. For the year ended December 31, 2016 interest and penalties recognized on unrecognized tax benefits was $40. The accrued balance as of December 31 2016 and 2015 was $294 and $258, respectively.

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

Note 16. Supplemental Cash Flow Disclosures

Interest received and paid, income taxes paid and non-cash transactions incurred during the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016
	As Restated	2015	2014
Interest paid in cash	$10,576	$11,040	$2,380
Income tax (refunds) payments in cash	(1,322)	2,059	4,773

Non-Cash Transactions:
Investment in Lift Ventures (see Note 20)	—	—	5,951
Note to Terex related to ASV	—	—	1,594
Capital leases	—	3,607	—
Issuance of stock in connection with PM acquisition (see Note 20)	—	10,124	—
Terex note payment paid in stock (see Note21)	150	—	—
Rent paid in stock (see Note 21)	227	—	—

Note 17. Employee Benefits

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

The following table summarizes the changes in product warranty liability:

	2016
	As Restated	2015
Balance January 1,	$1,368	$851
Business Acquired	—	843
Accrual for warranties issued during the year	1,812	1,902
Warranty services provided	(1,695)	(2,357)
Changes in estimates	108	136
Foreign currency translation	(25)	(7)
Balance December 31,	$1,568	$1,368

Note 19. Geographic Information

Company attributes revenue to different geographic areas based on where items are shipped or services are performed. The following table provides detail of revenues by geographic area:

Net Revenues

	2016
	As Restated	2015	2014
United States	$75,639	$95,569	$134,289
Italy	24,983	23,174	367
Canada	11,332	15,102	25,809
Australia	313	164	—
United Kingdom	9,410	8,590	2,345
Argentina	7,662	9,617	—
France	5,756	3,925	—
Chile	5,692	5,323	592
Finland	3,513	1,802	—
Spain	2,604	3,122	—
Mexico	2,499	1,461	3,635
Germany	2,229	1,494	—
Netherlands	1,659	570	—
Hong Kong	1,339	2,532	—
South Africa	1,282	411	—
Malaysia	1,173	688	—
Israel	1,069	2,333	527
United Arab Emirates	937	943	265
Saudi Arabia	860	1,748	—
Czech Republic	818	1,875	3,426
Korea	785	—	—
Kuwait	721	—	—
Ukraine	693	—	—
Columbia	686	—	—
Norway	650	1,112	—
Singapore	564	—	—
Ireland	535	418	—
Bahrain	530	—	—
Turkey	476	5,003	20
Denmark	471	—	—
Indonesia	359	—	—
Switzerland	339	439	—
New Zealand	276	687	—
Peru	170	1	474
Morocco	123	740	—
Romania	97	2,209	—
Algeria	89	—	—
Poland	83	347	—
Brazil	1	—	—
Iraq	—	5,302	—
Qatar	—	1,944	—
Kenya	—	1,903	—
Russia	—	262	—
Lebanon	—	682	—
Egypt	—	—	—
Venezuela	—	128	—
Slovakia	—	93	1,369
Japan	—	6	1,620
Other	4,780	1,028	—
	$173,197	$202,747	$174,738

Company attributes revenue to different geographic areas based on where items are shipped or services are performed.

Long Lived Assets

	2016	2015
United States	$20,180	$29,104
Italy	74,463	79,933
Long-term assets of discontinued operations	72,177	92,637
Total Long-Lived Assets	$166,820	$201,674

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

Adjustment to reduce the value of certain accounts receivables based on obtaining additional information	$260
Eliminate value assigned to fixed assets determined not to exist at date of acquisition	392
Adjustments to deferred tax assets to reflect corrected value	(1,187)
Adjustment to assumed non-recourse debt to reflect correct value	(344)
Net impact on goodwill	$(879)

The balance sheet at January 15, 2015 was restated to reflect the above changes to PM Group purchase price allocations as follows:

Account	Provisional amounts recorded as of January 15, 2015	Adjustment to purchase price allocation	Revised amount recorded as of January 15, 2015
Goodwill	$31,052	$(879)	$30,173
Accounts receivable	22,475	(260)	22,215
Fixed assets	17,344	(392)	16,952
Deferred tax asset	9,680	1,187	10,867
Assumed non-recourse debt	(60,702)	344	(60,358)

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

This investment had a carrying value of $5,752 at December 31, 2015. In 2016, the Company determined its investment in Lift Ventures was impaired and has recognized an impairment charge to write off its entire investment in Lift Ventures LLC (See Note 27).

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

Note 21. Equity

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

Note 22. Recent Accounting Guidance

Recently Issued Pronouncements – Not Adopted

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment. The effective date will be the first quarter of fiscal year 2020, with early adoption permitted in 2017. The Company is evaluating the impact that adoption of this new standard will have on its consolidated

Recently Adopted Accounting Guidance

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date”, which amends ASU 2014-09.  As a result, the effective date is the first quarter of 2018, with early adoption permitted.  The Company has adopted this guidance during the quarter ended March 31, 2018 on a modified retrospective basis. The adoption of this guidance did not have a significant impact on the operating results when adopted.

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

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in ASU 2016-01, among other things, require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; requires public business entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost. The effective date will be the first quarter of fiscal year 2018.  The Company has adopted this guidance during the quarter ended March 31, 2018. The adoption of this guidance did not have a significant impact on the operating results when adopted.

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815),” (“ASU 2016-05”). ASU 2016-05 provides guidance clarifying that novation of a derivative contract (i.e. a change in counterparty) in a hedge accounting relationship does not, in and of itself, require designation of that hedge accounting relationship. The Company adopted this guidance during the quarter ended March 31, 2017. The adoption of this guidance did not have an impact on the operating results when adopted.

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

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” (“ASU 2016-08”). ASU 2016-08 further clarifies principal and agent relationships within ASU 2014-09. Similar to ASU 2014-09, the effective date will be the first quarter of fiscal year 2018 with early adoption permitted in the first quarter of fiscal year 2017. The Company has adopted this guidance during the quarter ended March 31, 2018 on a modified retrospective basis. The adoption of this guidance did not have a significant impact on the operating results when adopted.

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

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing” (“ASU 2016-10”).  The amendments in ASU 2016-10 are expected to reduce the cost and complexity of applying the guidance on identifying promised goods or services in contracts with customers and to improve the operability and understandability of licensing implementation guidance related to the entity's intellectual property.  Similar to ASU 2014-09, the effective date will be the first quarter of fiscal year 2018 with early adoption permitted in the first quarter of fiscal year 2017. The Company has adopted this guidance during the quarter ended March 31, 2018 on a retrospective basis. The adoption of this guidance did not have a significant impact on the operating results when adopted.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments,” (“ASU 2016-15”).  ASU 2016-15 reduces the existing diversity in practice in financial reporting by clarifying existing principles in ASC 230, “Statement of Cash Flows,” and provides specific guidance on certain cash flow classification issues.  The effective date for ASU 2016-15 will be the first quarter of fiscal year 2018 with early adoption permittedThe Company made an election to use the “Cumulative Earning Approach” to classify distributions received from equity investments.  Other than the aforementioned election (which may have a future impact), the adoption of this guidance during the quarter ended March 31, 2018, did not have an impact on the Company’s Statement of Cash Flows.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740) - Intra-Entity Transfer of Assets Other than Inventory,” (“ASU 2016-16”).  ASU 2016-16 requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (excluding inventory) when the transfer occurs. This is a change from existing GAAP which prohibits recognition of current and deferred income taxes until the asset is sold to a third party.  The effective date for ASU 2016-16 will be the first quarter of fiscal year 2018 with early adoption permitted.  The Company has adopted this guidance during the quarter ended March 31, 2018. The adoption of this guidance did not have a significant impact on the operating results when adopted.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” (“ASU 2017-01”). ASU 2017-01 provides guidance in ascertaining whether a collection of assets and activities is considered a business. The effective date will be the first quarter of fiscal year 2018, with prospective application. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.   The Company has adopted this guidance during the quarter ended March 31, 2018. The adoption of this guidance did not have an impact on the operating results when adopted.

Except as noted above, the guidance issued by the FASB which has not yet adopted is not expected to have a material effect on the Company’s consolidated financial statements.

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

See Note 12 and Note 14 for additional details regarding the above debt obligations.

The following is a summary of the amounts attributable to certain Terex transactions as described in the footnotes to the table, for the periods indicated:

	2016
	As Restated	2015
Purchases from Terex	1,964	647

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

Residual Value Guarantees

The Company issues partial residual value guarantees to support a customer’s financing of equipment purchased from the Company. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date if certain conditions are met by the customer. The Company has issued partial residual guarantees that have maximum exposure of approximately $1.6 million.  The Company, however, does not have any reason to believe that any exposure from such a guarantee is probable at this time and accordingly, no liability has been recorded. The Company’s lability from its guarantees may be affected by economic conditions in used equipment markets at the time of loss.

Note 25. Unaudited Quarterly Financial Data

Summarized quarterly financial data for 2016 and 2015 are as follows (in thousands, except per share amounts).

	As Restated				As Restated
	2016				2015
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net revenues	$47,230	$45,745	$39,131	$41,091	$52,803	$48,224	$51,353	$50,366
Gross Profit	8,745	8,161	6,542	6,489	10,236	11,710	10,664	9,385
Net (loss) income from continuing operations attributable to shareholders of Manitex International,Inc.	(2,700)	(5,192)	(9,335)	(5,962)	(784)	(214)	(711)	(3,616)
Net income (loss) from discontinued operations attributable to shareholders of Manitex International, Inc.	2,655	4,822	(14,047)	(7,334)	560	352	920	(1,879)
Net (loss) income attributable to shareholders of Manitex International, Inc.	$(45)	$(370)	$(23,382)	$(13,296)	$(224)	$138	$209	$(5,495)

Earnings (Loss) per Share
Basic
(Loss) earnings from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.17)	$(0.32)	$(0.58)	$(0.37)	$(0.05)	$(0.01)	$(0.04)	$(0.23)
Earnings (Loss) from discontinued operations attributable to shareholders of Manitex International, Inc.	$0.16	$0.30	$(0.87)	$(0.45)	$0.04	$0.02	$0.06	$(0.12)
Earnings (Loss) attributable to shareholders of Manitex International, Inc.	$(0.00)	$(0.02)	$(1.45)	$(0.82)	$(0.01)	$0.01	$0.01	$(0.34)

Diluted
(Loss) earnings from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.17)	$(0.32)	$(0.58)	$(0.37)	$(0.05)	$(0.01)	$(0.04)	$(0.23)
Earnings (Loss) from discontinued operations attributable to shareholders of Manitex International, Inc.	$0.16	$0.30	$(0.87)	$(0.45)	$0.04	$0.02	$0.06	$(0.12)
Earnings (Loss) attributable to shareholders of Manitex International, Inc.	$(0.00)	$(0.02)	$(1.45)	$(0.82)	$(0.01)	$0.01	$0.01	$(0.34)
Shares outstanding
Basic	16,105,601	16,125,788	16,127,346	16,174,403	15,836,423	16,014,059	16,014,594	16,015,219
Diluted	16,105,601	16,125,788	16,127,346	16,174,403	15,836,423	16,014,059	16,014,594	16,015,219

Results for Lift Ventures, ASV, PM and Columbia Tank are included in the Company’s results from their respective effective dates of acquisition which are December 16, 2014, December 20, 2014, January 15, 2015 and March 12, 2015,  respectively.

The following tables (which are unaudited) in this note show the impact of the restatements on the Company’s Balance Sheets and Statements of Operations for the quarters ended March 31, 2016, June 30, 2016 and September 30, 2016:  Th

MANITEX INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2016

(In thousands, except share and per share data)

(unaudited)

	As Previously Reported on Form 10-Q	Effect of Reclassifying Entities into Discontinued Operations	Reversal of Sales to SVW	Effect of Treating Funds Sent to SVW as Advances	Recording Payments Made by SVW to Lenders	Cumulative Income Tax Effect	Other	As Restated
ASSETS
Current assets
Cash	$3,929	$(2,428)						$1,501
Cash - restricted	—							—
Trade receivables (net)	86,285	(35,638)	(9,688)					40,959
Accounts receivable from related party	769	(768)					(1)	—
Other receivables	4,745	(1,840)						2,905
Inventory (net)	120,188	(53,773)	7,640					74,055
Deferred tax asset	2,951	—						2,951
Prepaid expense and other	4,218	(1,074)				544		3,688
Current assets of discontinued operations	—	95,521						95,521
Total current assets	223,085	—	(2,048)	—	—	544	(1)	221,580
Total fixed assets (net)	41,775	(17,341)						24,434
Intangible assets (net)	70,166	(34,667)						35,499
Goodwill	81,572	(39,405)						42,167
Other long-term assets	1,819	(205)						1,614
Deferred tax asset	—							—
Non-marketable equity investment	5,713							5,713
Long-term assets of discontinued operations	—	91,618						91,618
Total assets	$424,130	$—	$(2,048)	$—	$—	$544	$(1)	$422,625
LIABILITIES AND EQUITY
Current liabilities
Notes payable—short term	$40,327	$(7,527)						$32,800
Revolving term credit facilities	2,392	(2,392)						—
Current portion of capital lease obligations	866							866
Accounts payable	65,334	(23,557)						41,777
Accounts payable related parties	1,899	(1,694)						205
Accrued expenses	20,842	(11,080)						9,762
Other current liabilities	2,779	(307)						2,472
Current liabilities of discontinued operations	—	46,557						46,557
Total current liabilities	134,439	—	—	—	—	—	—	134,439
Long-term liabilities
Revolving term credit facilities	51,372	(23,583)						27,789
Notes payable	61,685	(33,673)						28,012
Capital lease obligations	5,751							5,751
Convertible note-related party (net)	6,770							6,770
Convertible note (net)	13,972							13,972
Deferred gain on sale of building	1,145							1,145
Deferred tax liability	4,593							4,593
Other long-term liabilities	7,858	(2,863)						4,995
Long-term liabilities of discontinued operations	—	60,119						60,119
Total long-term liabilities	153,146	—	—	—	—	—	—	153,146
Total liabilities	287,585	—	—	—	—	—	—	287,585
Commitments and contingencies
Equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at December 31, 2016	—							—
Common Stock—no par value 25,000,000 shares authorized,16,200,294 shares issued and outstanding at December 31, 2016	93,678							93,678
Paid in capital	2,531							2,531
Retained earnings	18,048		(2,048)			544	(1)	16,543
Accumulated other comprehensive loss	(3,323)							(3,323)
Equity attributable to shareholders of Manitex International, Inc.	110,934	—	(2,048)	—	—	544	(1)	109,429
Equity attributable to noncontrolling interest	25,611		—	—	—	—	—	25,611
Total equity	136,545	—	(2,048)	—	—	544	(1)	135,040
Total liabilities and equity	$424,130	$—	$(2,048)	$—	$—	$544	$(1)	$422,625

MANITEX INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2016

(In thousands, except share and per share data)

(Unaudited)

	As Previously Reported on Form 10-Q	Effect of Reclassifying Entities into Discontinued Operations	Reversal of Sales to SVW and Recording SVW Debt	Cumulative Income Tax Effect	Other	As Restated
ASSETS
Current assets
Cash	$9,896	$(2,934)				$6,962
Cash - restricted	—					—
Trade receivables (net)	74,973	(31,930)	(9,751)			33,292
Accounts receivable from related party	461	(461)				—
Other receivables	3,824	(1,587)				2,237
Inventory (net)	114,977	(52,939)	10,246		(252)	72,032
Deferred tax asset	2,951	—				2,951
Prepaid expense and other	5,139	(1,154)	117	2,545		6,647
Current assets of discontinued operations	—	91,005				91,005
Total current assets	212,221	—	612	2,545	(252)	215,126
Total fixed assets (net)	40,627	(17,176)				23,451
Intangible assets (net)	67,560	(33,504)				34,056
Goodwill	80,298	(39,355)				40,943
Other long-term assets	1,444	(193)				1,251
Deferred tax asset						—
Non-marketable equity investment	5,673					5,673
Long-term assets of discontinued operations	—	90,228				90,228
Total assets	$407,823	$—	$612	$2,545	$(252)	$410,728
LIABILITIES AND EQUITY
Current liabilities
Notes payable—short term	$39,174	$(10,243)	$314			$29,245
Revolving term credit facilities	1,527	(1,527)				—
Current portion of capital lease obligations	848					848
Accounts payable	60,539	(21,056)				39,483
Accounts payable related parties	1,965	(1,882)				83
Accrued expenses	19,652	(9,927)				9,725
Other current liabilities	3,032	(269)				2,763
Current liabilities of discontinued operations	—	44,904				44,904
Total current liabilities	126,737	—	314	—		127,051
Long-term liabilities
Revolving term credit facilities	47,706	(20,351)				27,355
Notes payable	60,237	(33,191)	2,680			29,726
Capital lease obligations	5,684					5,684
Convertible note-related party (net)	6,802					6,802
Convertible note (net)	14,022					14,022
Deferred gain on sale of building	1,116					1,116
Deferred tax liability	4,270					4,270
Other long-term liabilities	6,792	(2,860)				3,932
Long-term liabilities of discontinued operations	—	56,402				56,402
Total long-term liabilities	146,629	—	2,680	—	—	149,309
Total liabilities	273,366	—	2,994	—	—	276,360
Commitments and contingencies
Equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at December 31, 2016	—					—
Common Stock—no par value 25,000,000 shares authorized, 16,200,294 shares issued and outstanding at December 31, 2016	93,683					93,683
Paid in capital	2,805					2,805
Retained earnings	16,262		(2,382)	2,545	(252)	16,173
Accumulated other comprehensive loss	(4,304)					(4,304)
Equity attributable to shareholders of Manitex International, Inc.	108,446	—	(2,382)	2,545	(252)	108,357
Equity attributable to noncontrolling interest	26,011		—	—	—	26,011
Total equity	134,457	—	(2,382)	2,545	(252)	134,368
Total liabilities and equity	$407,823	$—	$612	$2,545	$(252)	$410,728

MANITEX INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2016

(In thousands, except share and per share data

(Unaudited)

	As Previously Reported on Form 10-Q	Effect of Reclassifying Entities into Discontinued Operations	Reversal of Sales to SVW and Recording SVW Debt	Effect of Treating Funds Sent to SVW as Advances	Recording Payments Made by SVW to Lenders	Cumulative Income Tax Effect	Other	As Restated
ASSETS
Current assets
Cash	$6,019	$(1,972)					$3	$4,050
Cash - restricted	—							—
Trade receivables (net)	67,696	(31,005)	(1,617)		(227)			34,847
Accounts receivable from related party	770	(770)						—
Other receivables	4,575	(1,363)						3,212
Inventory (net)	106,992	(42,927)	10,387				(18)	74,434
Deferred tax asset	2,951							2,951
Prepaid expense and other	3,823	(599)	367		(224)	(35)	(13)	3,319
Current assets of discontinued operations	—	78,636						78,636
Total current assets	192,826	—	9,137	—	(451)	(35)	(28)	201,449
Total fixed assets (net)	39,853	(16,542)						23,311
Intangible assets (net)	63,645	(29,911)						33,734
Goodwill	77,186	(35,697)						41,489
Other long-term assets	1,837	(178)						1,659
Deferred tax asset	—							—
Non-marketable equity investment	—							—
Long-term assets of discontinued operations	—	82,328						82,328
Total assets	$375,347	$—	$9,137	$—	$(451)	$(35)	$(28)	$383,970
LIABILITIES AND EQUITY
Current liabilities
Notes payable—short term	$42,174	$(10,227)	$2,246		$(272)			$33,921
Current portion of capital lease obligations	831							831
Accounts payable	54,160	(19,354)						34,806
Accounts payable related parties	3,744	(1,958)						1,786
Accrued expenses	17,830	(8,702)						9,128
Other current liabilities	4,573	(2,849)						1,724
Current liabilities of discontinued operations	—	43,090						43,090
Total current liabilities	123,312	—	2,246	—	(272)	—		125,286
Long-term liabilities		—
Revolving term credit facilities	36,753	(15,350)						21,403
Notes payable	60,501	(32,891)	9,626		(63)		1	37,174
Capital lease obligations	5,606							5,606
Convertible note-related party (net)	6,828							6,828
Convertible note (net)	14,048							14,048
Deferred gain on sale of building	1,087							1,087
Deferred tax liability	4,439							4,439
Other long-term liabilities	6,776	(2,906)						3,870
Long-term liabilities of discontinued operations	—	51,147						51,147
Total long-term liabilities	136,038	—	9,626	—	(63)	—	1	145,602
Total liabilities	259,350	—	11,872	—	(335)	—	1	270,888
Commitments and contingencies
Equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at December 31, 2016	—							—
Common Stock—no par value 25,000,000 shares authorized,16,200,294 shares issued and outstanding at December 31, 2016	93,775							93,775
Paid in capital	3,036							3,036
Retained earnings	(4,296)		(2,735)		(116)	(35)	(30)	(7,212)
Accumulated other comprehensive loss	(2,823)						1	(2,822)
Equity attributable to shareholders of Manitex International, Inc.	89,692	—	(2,735)	—	(116)	(35)	(29)	86,777
Equity attributable to noncontrolling interest	26,305	—	—	—	—	—	—	26,305
Total equity	115,997		(2,735)	—	(116)	(35)	(29)	113,082
Total liabilities and equity	$375,347	$—	$9,137	$—	$(451)	$(35)	$(28)	$383,970

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(In thousands, except share and per share data

(Unaudited)

	As Previously Reported on Form 10-Q	Effect of Reclassifying Entities into Discontinued Operations	Reversal of Sales to SVW	Effect of Treating Funds Sent to SVW as Advances	Recording Payments Made by SVW to Lenders	Cumulative Income Tax Effect	Other	As Restated
Net revenues	$102,361	$(45,443)	$(9,688)				$—	$47,230
Cost of sales	83,916	(37,791)	(7,640)					38,485
Gross profit	18,445	(7,652)	(2,048)	—	—	—	—	8,745
Operating expenses								—
Research and development costs	1,489	(746)						743
Selling, general and administrative expenses	13,599	(4,651)				—		8,948
Total operating expenses	15,088	(5,397)	—	—	—	—	—	9,691
Operating (loss) income	3,357	(2,255)	(2,048)	—	—	—	—	(946)
Other income (expense)
Interest expense	(3,113)	1,622						(1,491)
Interest expense related to write off of debt issuance costs	—	—						—
Foreign currency transaction loss	(537)	21						(516)
Other income (loss)	2,182	(2,200)				—		(18)
Total other expense	(1,468)	(557)	—	—	—	—	—	(2,025)
(Loss) income before income taxes and loss in non- marketable equity interest from continuing operations	1,889	(2,812)	(2,048)	—	—	—		(2,971)
Income tax (benefit) expense from continuing operations	517	(284)				(544)	1	(310)
Loss in non-marketable equity interest, net of taxes	(39)	—						(39)
Net (loss) income from continuing operations	1,333	(2,528)	(2,048)	—	—	544	(1)	(2,700)
Discontinued operations: (Note 25)
Loss from operations of discontinued operations (including loss on disposal of $15,068 in 2016)	—	2,812						2,812
Income tax expense	—	284				—		284
(Loss) income on discontinued operations	—	2,528	—	—	—	—	—	2,528
Net (loss) income	1,333	—	(2,048)	—	—	544	(1)	(172)
Net loss (income) attributable to noncontrolling interest	127	—						127
Net (loss) income attributable to shareholders of Manitex International, Inc.	$1,460	$—	$(2,048)	$—	$—	$544	$(1)	$(45)
Earnings (loss) Per Share
Basic
(Loss) earnings from continuing operations attributable to shareholders of Manitex International, Inc.	$0.09							$(0.17)
Loss from discontinued operations attributable to shareholders of Manitex International, Inc.	$—							$0.16
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$0.09							$(0.00)

Diluted
(Loss) earnings from continuing operations attributable to shareholders of Manitex International, Inc.	$0.09							$(0.17)
Loss from discontinued operations attributable to shareholders of Manitex International, Inc.	$—							$0.16
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$0.09							$(0.00)

Weighted average common shares outstanding
Basic	16,105,601							16,105,601
Diluted	16,105,982							16,105,601

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2016

(In thousands, except share and per share data

(Unaudited)

	As Previously Reported on Form 10-Q	Effect of Reclassifying Entities into Discontinued Operations	Reversal of Sales to SVW	Effect of Treating Funds Sent to SVW as Advances	Other	As Restated
Net revenues	$96,277	$(47,592)	$(2,940)			$45,745
Cost of sales	79,432	(39,493)	(2,606)		251	37,584
Gross profit	16,845	(8,099)	(334)	—	(251)	8,161
Operating expenses						—
Research and development costs	1,364	(629)				735
Selling, general and administrative expenses	13,597	(4,057)	—			9,540
Total operating expenses	14,961	(4,686)	—	—	—	10,275
Operating (loss) income	1,884	(3,413)	(334)	—	(251)	(2,114)
Other income (expense)
Interest expense	(3,627)	1,844				(1,783)
Interest expense related to write off of debt issuance costs	(1,439)	—				(1,439)
Foreign currency transaction loss	60	(453)				(393)
Other income (loss)	650	(30)				620
Total other expense	(4,356)	1,361	—	—	—	(2,995)
(Loss) income before income taxes and loss in non- marketable equity interest from continuing operations	(2,472)	(2,052)	(334)	—	(251)	(5,109)
Income tax (benefit) expense from continuing operations	(1,125)	3,169				43
Loss in non-marketable equity interest, net of taxes	(40)	—				(40)
Net (loss) income from continuing operations	(1,387)	(5,221)	(334)	—	(251)	(5,192)
Discontinued operations: (Note 25)
Loss from operations of discontinued operations (including loss on disposal of $15,068 in 2016)	—	2,051				2,051
Income tax expense	—	(3,170)				(3,170)
(Loss) income on discontinued operations	—	5,221	—	—	—	5,221
Net (loss) income	(1,387)	—	(334)	—	(251)	29
Net loss (income) attributable to noncontrolling interest	(399)	—				(399)
Net (loss) income attributable to shareholders of Manitex International, Inc.	$(1,786)	$—	$(334)	$—	$(251)	$(370)
Earnings (loss) Per Share
Basic
(Loss) earnings from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.11)					$(0.32)
Loss from discontinued operations attributable to shareholders of Manitex International, Inc.	$—					$0.30
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$(0.11)					$(0.02)

Diluted						—
(Loss) earnings from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.11)					$(0.32)
Loss from discontinued operations attributable to shareholders of Manitex International, Inc.	$—					$0.30
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$(0.11)					$(0.02)

Weighted average common shares outstanding
Basic	16,125,788					16,125,788
Diluted	16,125,788					16,125,788

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

(In thousands, except share and per share data

(Unaudited)

	As Previously Reported on Form 10-Q	Effect of Reclassifying Entities into Discontinued Operations	Reversal of Sales to SVW	Effect of Treating Funds Sent to SVW as Advances	Recording Payments Made by SVW to Lenders	Cumulative Income Tax Effect	Other	As Restated
Net revenues	$74,131	$(34,506)	$(495)				$1	$39,131
Cost of sales	62,476	(29,512)	(142)				(233)	32,589
Gross profit	11,655	(4,994)	(353)	—	—	—	234	6,542
Operating expenses								—
Research and development costs	1,238	(513)						725
Selling, general and administrative expenses	11,378	(2,403)				—	10	8,985
Total operating expenses	12,616	(2,916)	—	—	—	—	10	9,710
Operating (loss) income	(961)	(2,078)	(353)	—	—	—	224	(3,168)
Other income (expense)
Interest expense	(2,667)	1,399			(116)			(1,384)
Interest expense related to write off of debt issuance costs	—	—						—
Foreign currency transaction loss	(103)	22					(1)	(82)
Other income (loss)	2	278				—	1	281
Total other expense	(2,768)	1,699	—	—	(116)	—	—	(1,185)
(Loss) income before income taxes and loss in non- marketable equity interest from continuing operations	(3,729)	(379)	(353)	—	(116)	—	224	(4,353)
Income tax (benefit) expense from continuing operations	(3,813)	543				2,579		(691)
Loss in non-marketable equity interest, net of taxes	(5,673)	—				—		(5,673)
Net (loss) income from continuing operations	(5,589)	(922)	(353)	—	(116)	(2,579)	224	(9,335)
Discontinued operations: (Note 25)
Loss from operations of discontinued operations (including loss on disposal of $15,068 in 2016)	(9,987)	379						(9,608)
Income tax expense	4,688	(543)				—		4,145
(Loss) income on discontinued operations	(14,675)	922	—	—	—	—	—	(13,753)
Net (loss) income	(20,264)	—	(353)	—	(116)	(2,579)	224	(23,088)
Net loss (income) attributable to noncontrolling interest	(294)	—				—		(294)
Net (loss) income attributable to shareholders of Manitex International, Inc.	$(20,558)	$—	$(353)	$—	$(116)	$(2,579)	$224	$(23,382)
Earnings (loss) Per Share
Basic
(Loss) earnings from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.36)							$(0.58)
Loss from discontinued operations attributable to shareholders of Manitex International, Inc.	$(0.91)							$(0.87)
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$(1.27)							$(1.45)

Diluted								$—
(Loss) earnings from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.36)							$(0.58)
Loss from discontinued operations attributable to shareholders of Manitex International, Inc.	$(0.91)							$(0.87)
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$(1.27)							$(1.45)

Weighted average common shares outstanding
Basic	16,127,346							16,127,346
Diluted	16,127,346							16,127,346

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(In thousands)

(Unaudited)

	As Previously Reported on Form 10-Q	Effect of Reclassifications Including ASV to Discontinued Operations	Impact of SVW Related Corrections (1)	As Restated
Cash flows from operating activities:
Net (loss) income	$1,333	$—	$(1,505)	$(172)
Adjustments to reconcile net income to cash (used) provide by for operating activities:				—
Depreciation and amortization	2,941	(1,083)	—	1,858
Gain onsale of discontinued operations		(2,212)	—	(2,212)
Changes in allowances for doubtful accounts	312	(169)	—	143
Acquisition expenses financed by seller	—		—	—
Loss (gain) on disposal of assets	16	(3)	—	13
Changes in inventory reserves	305	(309)	—	(4)
Deferred income taxes	(16)	4	—	(12)
Amortization of deferred financing cost	321	(56)	—	265
Revaluation of contingent acquisition liability	—	—	—	—
Write down of goodwill	—	—	—	—
Amortization of debt discount	143	(84)	—	59
Change in value of interest rate swaps	(386)	—	—	(386)
Loss in non-marketable equity interest	39	—	—	39
Share-based compensation	285	—	—	285
Deferred gain on sale and lease back	(118)	—	—	(118)
Reserves for uncertain tax provisions	16	—	—	16
Loss on sale of discontinued operations	—	—	—	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(19,384)	4,444	9,689	(5,251)
(Increase) decrease in inventory	440	1,015	(7,640)	(6,185)
(Increase) decrease in prepaid expenses	793	364	(544)	613
(Increase) decrease in other assets	77	(5)	—	72
Increase (decrease) in accounts payable	90	(533)	—	(443)
Increase (decrease) in accrued expense	(2,533)	378	—	(2,155)
Increase (decrease) in income tax payable on ASV conversion	—	—	—	—
Increase (decrease) in other current liabilities	349	(3)	—	346
Increase (decrease) in other long-term liabilities	(148)	57	—	(91)
Discontinued operations - cash provided by (used) for operating activities	(5,435)	154	—	(5,281)
Net cash (used) for provided by operating activities	(20,560)	1,959	—	(18,601)

Cash flows from investing activities:

Acquisition of businesses, net of cash acquired	—	—	—	—
Proceeds from the sale of fixed assets	—	—	—	—
Purchase of property and equipment	(335)	115	—	(220)
Investment in intangibles other than goodwill	(19)		—	(19)
Investment received from noncontrolling interest	2,450	(2,450)	—	—
Discontinued operations - cash provided by investing activities	2,170	(115)	—	2,055
Discontinued operations - cash used for investing activities	4,266	(2,450)	—	1,816
Net cash provided by (used) for investing activities
Cash flows from financing activities:	—	—	—
Borrowings—2014 term loan	—	—	—	—
Repayment of 2014 term loan	—	—	—	—
Net proceeds from stock offering	—	—	—	—
New borrowings—convertible notes	—	—	—	—
(Payments) Borrowing on revolving term credit facilities	5,570	(4,281)	—	1,289
Net borrowings (repayments) on working capital facilities	6,409	—	—	6,409
Investment received from noncontrolling interest	—	—	—	—
New borrowings—except 2014 term loan	701	—	—	701
Note payments	(7,177)	4,501	—	(2,676)
Bank fees and cost related to new financing	(394)	108	—	(286)
Shares repurchased for income tax withholding on share-based compensation	(42)	—	—	(42)
Proceeds from sale and leaseback	4,080	—	—	4,080
Excess tax benefits related to vesting of restricted stock	—	—	—	—
Proceeds from capital leases	—	—	—	—
Payments on capital lease obligations	(238)	—	—	(238)
Discontinued operations - cash used for financing activities	2,452	377	—	2,829
Net cash (used) for provided by financing activities	11,361	705	—	12,066
Net (decrease) increase in cash and cash equivalents	(4,933)	214	—	(4,719)
Effect of exchange rate changes on cash	284	18	—	302
Cash and cash equivalents at the beginning of the year	8,578	(2,660)	—	5,918
Cash and cash equivalents at end of period	$3,929	$(2,428)	$—	$1,501

(1) This column summarizes the impact of adjustments reflected on the Balance Sheets and Statement of Operations related to SVW.

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(in thousands)

(Unaudited)

	AS Previously Reported on Form 10-Q	Impact of SVW Related Corrections (1)	Income Tax Impact	Other Corrections and Reclasifications	As Restated
Cash flows from operating activities:
Net (loss) income	$(54)	$(2,382)	$2,293	$—	$(143)
Adjustments to reconcile net income to cash (used) provide by for operating activities:					—
Depreciation and amortization	3,593	—	—	112	3,705
Loss (gain) on sale of discontinued operations	—	—	—	(2,212)	(2,212)
Changes in allowances for doubtful accounts	68	—	—	(46)	22
Acquisition expenses financed by seller		—	—		—
Loss (gain) on disposal of assets	(43)	—	—	7	(36)
Changes in inventory reserves	548	—	—	(253)	295
Deferred income taxes	(283)	—	—	(50)	(333)
Amortization of deferred financing cost	1,815	—	—	—	1,815
Revaluation of contingent acquisition liability	(915)	—	—	—	(915)
Write down of goodwill	275	—	—	—	275
Amortization of debt discount	286	—	—	—	286
Change in value of interest rate swaps	(373)	—	—	—	(373)
Loss in non-marketable equity interest	79	—	—	—	79
Share-based compensation	565	—	—	—	565
Deferred gain on sale and lease back	(118)	—	—	2	(116)
Reserves for uncertain tax provisions	32	—	—	—	32
Loss on sale of discontinued operations	—	—	—	—	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(7,527)	9,751		131	2,355
(Increase) decrease in inventory	4,460	(10,246)		503	(5,283)
(Increase) decrease in prepaid expenses	311	(117)	(2,293)	(253)	(2,352)
(Increase) decrease in other assets	182	—	—	(2)	180
Increase (decrease) in accounts payable	(1,661)	—		(343)	(2,004)
Increase (decrease) in accrued expense	(2,017)	—	—	4	(2,013)
Increase (decrease) in income tax payable on ASV conversion		—	—	—	—
Increase (decrease) in other current liabilities	708	—	—	(1)	707
Increase (decrease) in other long-term liabilities	(136)	—	—	—	(136)
Discontinued operations - cash provided by (used) for operating activities	(7,046)	—	—	1,758	(5,288)
Net cash (used) for provided by operating activities	(7,251)	(2,994)	—	(643)	(10,888)

Cash flows from investing activities:

Acquisition of businesses, net of cash acquired	—	—	—	—	—
Proceeds from the sale of fixed assets	187	—	—	—	187
Purchase of property and equipment	(654)	—	—	(2)	(656)
Investment in intangibles other than goodwill	(55)	—	—	—	(55)
Proceeds from the sale of discontinued operations	—	—	—	—	—
Discontinued operations - cash used for investing activities	4,034	—	—	(2,450)	1,584
Net cash provided by (used) for investing activities	3,512	—	—	(2,452)	1,060
Cash flows from financing activities:
Borrowings—2014 term loan	—	—	—	—	—
Repayment of 2014 term loan	—	—	—	—	—
Net proceeds from stock offering	—	—	—	—	—
New borrowings—convertible notes	—	—	—	—	—
(Payments) Borrowing on revolving term credit facilities	855	—	—	—	855
Net borrowings (repayments) on working capital facilities	3,865	—	—	2	3,867
Investment received from noncontrolling interest	—	—	—	—	—
New borrowings—except 2014 term loan	749	3,009	—	—	3,758
Note payments	(4,556)	—	—	62	(4,494)
Bank fees and cost related to new financing	(393)	(15)	—		(408)
Shares repurchased for income tax withholding on share-based compensation	(43)	—	—	—	(43)
Proceeds from stock offering		—	—	—	—
Proceeds from sale and leaseback	4,080	—	—	—	4,080
Excess tax benefits related to vesting of restricted stock	—	—	—	—	—
Proceeds from capital leases	—	—	—	—	—
Payments on capital lease obligations	(322)	—	—	(1)	(323)
Discontinued operations - cash used for financing activities	498	—	—	2,450	2,948
Net cash (used) for provided by financing activities	4,733	2,994	—	2,513	10,240
Net (decrease) increase in cash and cash equivalents	994	—	—	(582)	412
Effect of exchange rate changes on cash	324	—	—	308	632
Cash and cash equivalents at the beginning of the year	8,578	—		(2,660)	5,918
Cash and cash equivalents at end of period	$9,896	$—	$—	$(2,934)	$6,962

(1) This column summarizes the impact of adjustments reflected on the Balance Sheets and Statement of Operations related to SVW.

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(in thousands)

(Unaudited)

	AS Previously Reported on Form 10-Q	Impact of SVW Related Corrections (1)	Income Tax Impact	Other Corrections and Reclasifications Including Discontinued Operations	As Restated
Cash flows from operating activities:
Net (loss) income	$(20,318)	$(2,851)	$(35)	$(27)	$(23,231)
Adjustments to reconcile net income to cash (used) provide by for operating activities:					—
Depreciation and amortization	8,886	—	—	(3,575)	5,311
Loss (gain) on sale of discontinued operations	9,050	—	—	(1,760)	7,290
Changes in allowances for doubtful accounts	117	—	—	(115)	2
Loss (gain) on disposal of assets	(2,236)	—	—	2,223	(13)
Changes in inventory reserves	920	—	—	(350)	570
Deferred income taxes	(193)	—	—	3	(190)
Amortization of deferred financing cost	2,333	—	—	(430)	1,903
Revaluation of contingent acquisition liability	(915)	—	—	—	(915)
Write down of goodwill	275	—	—	—	275
Amortization of debt discount	405	—	—	(1)	404
Change in value of interest rate swaps	(778)	—	—	—	(778)
Loss in non-marketable equity interest	—	—	—	—	—
Share-based compensation	900	—	—	—	900
Deferred gain on sale and lease back	(124)	—	—	(17)	(141)
Reserves for uncertain tax provisions	48	—	—	(16)	32
(Earnings) loss from equity investment	5,752			—	5,752
Changes in operating assets and liabilities:				—
(Increase) decrease in accounts receivable	(11,622)	1,844		8,589	(1,189)
(Increase) decrease in inventory	(4,410)	(10,387)		7,314	(7,483)
(Increase) decrease in prepaid expenses	884	(143)	35	203	979
(Increase) decrease in other assets	194	—	—	—	194
Increase (decrease) in accounts payable	(5,270)	—		(241)	(5,511)
Increase (decrease) in accrued expense	(3,111)	—	—	400	(2,711)
Increase (decrease) in other current liabilities	2,379	—	—	(2,744)	(365)
Increase (decrease) in other long-term liabilities	(251)	—	—	1	(250)
Discontinued operations - cash provided by (used) for operating activities	1,509	—	—	(8,407)	(6,898)
Net cash (used) for provided by operating activities	(15,576)	(11,537)	—	1,050	(26,063)

Cash flows from investing activities:

Acquisition of businesses, net of cash acquired	—	—	—	—	—
Sale of intellectual property	2,205			—
Proceeds from the sale of fixed assets	187	—	—	—	187
Purchase of property and equipment	(1,611)	—	—	665	(946)
Investment in intangibles other than goodwill	(103)	—	—	—	(103)
Proceeds from the sale of discontinued operations	14,000	—	—	—	14,000
Discontinued operations - cash used for investing activities	157	—	—	1,531	1,688
Net cash provided by (used) for investing activities	14,835	—	—	2,196	14,826
Cash flows from financing activities:
Borrowings—2014 term loan	—	—	—	—	—
Repayment of 2014 term loan	—	—	—	—	—
Net proceeds from stock offering	—	—	—	—	—
New borrowings—convertible notes	—	—	—	—	—
(Payments) Borrowing on revolving term credit facilities	(10,709)	—	—	(2,978)	(13,687)
Net borrowings (repayments) on working capital facilities	13,255	—	—	(6,074)	7,181
Investment received from noncontrolling interest	2,450	—	—	(2,450)	—
New borrowings—except 2014 term loan	757	12,204	—	—	12,961
Note payments	(10,980)	(335)	—	6,046	(5,269)
Bank fees and cost related to new financing	(981)	(332)	—	107	(1,206)
Shares repurchased for income tax withholding on share-based compensation	(55)	—	—	—	(55)
Proceeds from stock offering		—	—	—	—
Proceeds from sale and leaseback	4,080	—	—	—	4,080
Excess tax benefits related to vesting of restricted stock	—	—	—	—	—
Proceeds from capital leases	—	—	—	—	—
Payments on capital lease obligations	(417)	—	—	—	(417)
Discontinued operations - cash used for financing activities	(919)	—	—	5,341	4,422
Net cash (used) for provided by financing activities	(3,519)	11,537	—	(8)	8,010
Net (decrease) increase in cash and cash equivalents	(4,260)	—	—	3,238	(3,227)
Effect of exchange rate changes on cash	1,701	—	—	(342)	1,359
Cash and cash equivalents at the beginning of the year	8,578	—		(2,660)	5,918
Cash and cash equivalents at end of period	$6,019	$—	$—	$236	$4,050

(1) This column summarizes the impact of adjustments reflected on the Balance Sheets and Statement of Operations related to SVW.

Note 26. Discontinued Operations

On May 11, 2017, in anticipation of an initial public offering, ASV Holdings converted from an LLC to a C-Corporation and the Company’s 51% interest was converted to 4,080,000 common shares of ASV Holdings.  On May 17, 2017, in connection within its initial public offering (“IPO”), ASV Holdings sold 1,800,000 of its own shares and the Company sold 2,000,000 shares of ASV Holdings common stock.  After the IPO, the Company held a 21.2% interest in ASV Holdings, but no longer has a controlling interest in ASV holdings.  ASV Holdings was deconsolidated during the quarter ended June 30, 2017 and is recorded as an equity investment starting with quarter ended June 30, 2017. Since the amended financial statements are dated after above described events, current and prior period financial statements have been restated to reflect ASV Holdings as a discontinued operation.

Following the sale of the above referenced shares, the Company had significant continuing involvement with ASV in the form of an equity investment (21.2% ownership in ASV).  At the time of the above transaction, the Company planned to hold the remaining shares it owned in ASV for an indefinite period.   Although the Company had no plans to sell additional shares, the sale of additional shares in the future remained an option.   If the Company were to sell more than 117,600 shares, the Company would cease to account for its investment in ASV as an Equity Investment.

Subsequent to year end, the Company sold 1,000,000 additional shares (see Note 28, Subsequent Events).

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

The following is the detail of major classes of assets and liabilities of discontinued operations that were summarized on the Company’s Consolidated Balance Sheets:

	As of December 31,
	2016	2015
ASSETS
Current assets
Cash	$1,108	$2,660
Trade receivables (net)	13,603	27,509
Accounts receivable from related parties	501	388
Other receivables	—	1,511
Inventory, net	30,922	48,453
Prepaid expense and other	511	576
Total current assets of discontinued operations	46,645	81,097
Long-term assets
Total fixed assets (net)	15,402	17,761
Intangible assets (net)	25,824	35,325
Goodwill	30,579	30,579
Other long-term assets	372	8,972
Total long-term assets of discontinued operations	72,177	92,637
Total assets of discontinued operations	$118,822	$173,734

Current liabilities
Notes payable—short-term	$3,000	$4,611
Revolving credit facilities	—	1,795
Accounts payable	11,976	21,159
Accounts payable related paries	2,275	1,413
Accrued expenses	6,380	9,449
Other current liabilities	—	83
Total current liabilities of discontinued operations	23,631	38,510
Long-term liabilities
Notes payable - long-term	26,267	37,929
Revolving credit facilities	15,605	19,597
Other long-term liabilities	773	2,871
Total long-term liabilities of discontinued operations	42,645	60,397
Total liabilities of discontinued operations	$66,276	$98,907

The following is the detail of major line items that constitute the loss from discontinued operations:

	For the Year Ended December 31,
	2016	2015	2014
Net revenues	$170,340	$183,990	$72,426
Cost of sales	143,656	156,479	60,616
Research and development costs	2,667	2,706	1,009
Selling, general and administrative expenses	16,064	15,294	8,385
Interest expense	8,094	6,542	1,090
Other (income) expense	(118)	351	1,521
Income from discontinued operations before income taxes	(23)	2,618	(195)
Loss on sale of discontinued operations including transactions expense of $551 and $720, in 2016 and 2015 respectively	(14,418)	(2,142)	—
Total (loss) gain on discontinued operations before income taxes	(14,441)	476	(195)
Income tax expense related to discontinued operations	37	475	99
Net loss on discontinued operations	$(14,478)	$1	$(294)

27.  Impairment of Lift Venture Investment

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

28.  Subsequent Events

Controlled Equity Offering

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

Loan Agreement Amendment

Manitex International, Inc. and its U.S. subsidiaries currently have a Loan Agreement, as amended, with Private Bank.  On February 10, 2017 the Company and Private Bank entered into Amendment No. 4 to the Loan Agreement (the “Amendment”).  The principal modification to the Loan Agreement resulting from the Amendment is adjusting the financial covenants for the quarters ending December 31, 2016 through the maturity date.  See Note 12.

Sale of Partial Interest in ASV Holdings

On May 11, 2017, in anticipation of an initial public offering, ASV Holdings converted from an LLC to a C-Corporation and the Company’s 51% interest was converted to 4,080,000 common shares of ASV Holdings.  On May 17, 2017, the Company and ASV Holdings completed the previously announced underwritten initial public offering (the “Offering”) of 3,800,000 shares of ASV Holding’s common stock, including 2,000,000 shares sold by the Company. The Company received proceeds net of commissions of $13,020 from the Offering.  Additionally, the Company had legal and other expense associated with transaction of $128.  In conjunction with the sale, the Company recognized a pre-tax loss of $1,133 and recognized a $12 tax expense.  After the IPO, the Company continues to hold a 21.2% interest in ASV Holdings, but no longer has a controlling interest in ASV holdings.  ASV Holdings was deconsolidated during the quarter ended June 30, 2017 and is recorded as an equity investment starting with quarter ended June 30, 2017.  Since the amended financial statements are dated after above described events, prior period financial statements have been restated to reflect ASV Holdings as a discontinued operation.

Sale of Additional ASV Shares

Over the period from February 26 to 28, 2018, the Company sold an aggregate of 1,000,000 shares of ASV Holdings, Inc. in privately-negotiated transactions with institutional purchasers.  All such shares were sold for $7.00 per share.  Following such sale transactions, the Company owns an aggregate of 1,080,000 shares of ASV Holdings, Inc.

The Tax Cuts and Jobs Acts

On December 22, 2017, the Tax Cuts and Jobs Acts was enacted into law.  The new tax legislation represents a fundamental and dramatic shift in US taxation.  The new legislation contains several key tax provisions that will impact the Company including the reduction of the corporate income tax rate to 21% effective January 1, 2018.  The new legislation also includes a variety of other changes including a one-time repatriation tax on accumulated foreign earnings that were previously tax deferred, a limitation on the tax deductibility of interest expense, acceleration of business asset expensing, etc.   The lower corporate income tax rate will require us to remeasure our US deferred tax assets, valuation allowance and deferred tax liabilities.  ASC 740 requires us to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued SAB 118 which will allow us record provisional amounts during a measurement period which is similar to the measurement period used when accounting for business combinations.  We will continue to assess the impact of the recently enacted tax law on our business, deferred tax amounts and consolidated financial statements, and will reflect the provisional impact of the tax law change in the fourth quarter of 2017.

The Company’s total unrecognized tax benefits as of December 31, 2016 and 2015 were approximately $741 and $715, which, if recognized, would affect the Company’s effective tax rate. Included in the unrecognized tax benefits is a liability for the PM Group’s potential IRES and IRAP audit adjustments for the tax years 2009-2013. As of December 31, 2017, the Italy IRES and IRAP audit is closed through 2012. The settlement with the taxing authority is expected to reduce unrecognized tax benefits by approximately $456. The impact of the settlement on the Company’s effective tax rate is expected to be minimal. Depending on the final resolution of the PM Group’s audits, the ultimate tax liability could be higher or lower than the unrecognized tax benefits provided for in the consolidated financial statements.

SEC Inquiry

The Company has received an informal inquiry from the SEC requesting certain information in connection with the Company’s previously announced restatement of prior financial statements, and is complying with such request.

Non-Compliance Letter from NASDAQ

As previously disclosed in an 8-K filed on November 13, 2017, the Company received a letter notice from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) stating that because the Company had not yet filed its Quarterly Report on Form 10-Q for the period ended September 30, 2017, the Company was no longer in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing. Nasdaq Listing Rule 5250(c)(1) requires listed companies to timely file all required period financial reports with the SEC. The 119 Notice has no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Capital Market. The Company is working to regain compliance with the Nasdaq listing rules as expeditiously as possible.

Over the period from February 26 to 28, 2018, the Company sold an aggregate of 1,000,000 shares of ASV Holdings, Inc. in privately-negotiated transactions with institutional purchasers.  All such shares were sold for $7.00 per share.  Following such sale transactions, the Company owns an aggregate of 1,080,000 shares of ASV Holdings, Inc.

PM Debt Restructuring

On March 6, 2018, PM Group and Oil & Steel S.p.A. (PM Group’s subsidiary) entered into a Debt Restructuring Agreement (the “Restructuring Agreement”) with Banca Monte dei Paschi di Siena S.p.A., Banca Nazionale del Lavoro S.p.A., BPER Banca S.p.A., Cassa di Risparmio in Bologna S.p.A. and Unicredit S.p.A. (collectively the “Lenders”), and Loan Agency Services S.r.l. (the “Agent”). The Restructuring Agreement, which replaces the previous debt restructuring agreement with the Lenders entered into in 2014, provides for, among other things:

•

The provision of subordinated shareholders’ loans by the Company to PM Group, consisting of (i) conversion of an existing trade receivable in the amount of €3.1 million into a loan; (ii) an additional subordinated shareholders’ loan in the aggregate maximum amount of up to €2.4 million, to be made currently; and (iii) a further loan of €1.8 million to be made by December 31, 2018, in each case to be used to repay a portion of PM Group’s outstanding obligations to the Lenders;

•

Amendments to the 2014 put and call options agreement with BPER to, among other things, extend the exercise of the options until the approval of PM Group’s financial statements for the 2021 fiscal year and permit the assignment of certain subordinated receivables to the Company;

•

New amortization and repayment schedules for amounts owed by PM Group to the Lenders under the various outstanding tranches of indebtedness, along with revised interest rates and financial covenants. Under the Restructuring agreement term debt is repaid over a nine-year period starting in 2018 and ending in 2026 (2022 prior to Debt Restructuring Agreement); and

•	The effect of PM not meeting its December 31, 2017 financial covenants was cured by the Debt Restructuring Agreement.

CIBC Bank Amendment No. 6

On July 20, 2016, the Company and certain of its subsidiaries entered into a Loan and Security Agreement (as amended, the “Loan Agreement”) with The Private Bank and Trust Company, now known as CIBC Bank USA (“CIBC”). The Loan Agreement provides the Company with a revolving credit facility, which has a maturity date of July 20, 2019. The Loan Agreement was subsequently amended by a First Amendment dated as of August 2, 2016, a Second Amendment dated as of September 30, 2016, a Third Amendment dated as of November 8, 2016, a Fourth Amendment dated February 10, 2017 and a Fifth Amendment dated April 26, 2017.  On March 9, 2018, the parties to the Loan Agreement entered into a sixth amendment to the Loan Agreement (the “Sixth Amendment”). The main modifications to the Loan Agreement resulting from the Sixth Amendment are as follows:

•	a consent to the intercompany loan in the amount of $1,500,000 made to PM Group, in December 2017;
•	a waiver of certain Defaults or Events of Default that may have been caused by the Company’s financial restatement;
•	amendments to the definitions of “EBITDA” and “Fixed Charges” to account for certain impacts arising from the financial restatement;
•	a consent to the sale by the Company of up to all of its equity interests in ASV, provided that the proceeds are used to repay outstanding revolving loans under the Loan Agreement;
•

a consent to an additional equity investment in, or intercompany loan to, PM Group from the Company, using all or a portion of the remaining proceeds from the sale of the Company’s equity interests in ASV; and

•	additional limitations on investments by the Company in foreign subsidiaries, other than the transactions with PM Group described above.

Promissory Note Waivers

Pursuant to a Common Stock and Convertible Debenture Purchase Agreement by and between the Company and Terex Corporation (“Terex”), dated as of October 29, 2014, the Company previously issued a Convertible Subordinated Promissory Note dated December 19, 2014 to Terex, which note remains outstanding as of the date hereof.  In addition, the Company, MI Convert Holdings LLC and Invemed Associates LLC (together, the “Holders”) are parties to both a Note Purchase Agreement and a Registration Rights Agreement, each dated as of January 7, 2015, pursuant to which the Holders purchased certain notes from the Company.  Each of the foregoing agreements included obligations on the part of the Company to timely file with the SEC its reports that are required to be filed pursuant to the Exchange Act.  The Company has obtained waivers from each of Terex and the Holders with respect to any breaches, defaults or events of default that may have been or may be triggered in connection with (i) the Company’s failure to timely file its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, or its Annual Report on Form 10-K for the year ended December 31, 2017, and (ii) the amendment by the Company of its previously-filed Annual Report on Form 10-K for the year ended December 31, 2016, Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 and Quarterly Report on Form 10-Q for the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Background

As previously disclosed in the Company’s Current Report on Form 8-K filed on November 6, 2017, the Audit Committee of the Board of Directors of the Company, in consultation with the Company’s management and UHY LLP, the Company’s independent registered public accounting firm, determined that the Company’s previously issued financial statements for the quarters ended March 31, June 30 and September 30, 2016, year ended December 31, 2016 and quarters ended March 31 and June 30, 2017 included in the Company’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q for such periods and together with all three, six and nine-month financial information contained therein (the “Non-Reliance Period”) could no longer be relied upon.  The Company is concurrently filing restated annual and quarterly financial statements for the Non-Reliance Periods. See Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Background on the Restatement and Note 3, Restatement of Previously Issued Financial Statements and Note 25, Unaudited Quarterly Financial Data of the Notes to Consolidated Financial Statements included in Part II—Item 8—Financial Statements and Supplementary Data.

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management and the Audit Committee of the Board of Directors, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2016.  The Company’s evaluation has identified certain material weaknesses in its internal control over financial reporting as noted below in Management’s Report on Internal Control over Financial Reporting. Based on the evaluation of these material weaknesses, the Company has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2016 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on a number of factors, including the completion of the Audit Committee’s internal investigation, our internal review that identified revisions to our previously issued financial statements, and efforts to remediate the material weaknesses in internal control over financial reporting described below we believe the consolidated financial statements in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with GAAP and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of management, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement to the annual or interim financial statements will not be prevented or detected on a timely basis.  Based upon that evaluation, management identified the following material weaknesses as of December 31, 2016 in the Company’s internal control over financial reporting, principally related to the Company’s period-end financial reporting and consolidation processes:

1.

We did not maintain an adequate process for the intake of new contracts, customers and vendors, particularly for contracts involving unique transaction structures or unusual obligations on the part of the Company, to ensure that all contracts are appropriately reviewed and approved, and the associated financial reporting requirements associated with such contracts and transactions structures are properly identified and complied with in accordance with Generally Accepted Accounting Principles.

2.

We did not maintain adequate entity-level controls with respect to ensuring adequate supporting documentation of journal entries and proper review and approval of journal entries and disbursements that were unusual in nature and of significant amounts.

3.	We did not maintain an adequate review process with respect to the accounting of bill-and-hold transactions and ensuring proper revenue recognition.

4.	We did not maintain an adequate communication policy with respect to compliance with the Company’s Code of Ethics and availability of the Company’s whistleblower hotline to report compliance issues.

These material weaknesses resulted in the misstatement and adjustments of financial statement line items and related financial disclosures, as disclosed in Note 3, Restatement of Previously Issued Financial Statements, to our consolidated financial statements.

As a result of the material weaknesses in internal control over financial reporting described above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2016 based on the criteria established in Internal Control—Integrated Framework issued by the COSO. Additionally, these material weaknesses could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by UHY LLP, our independent registered public accounting firm, as stated in their report which appears herein.

Plan for Remediation of the Material Weaknesses in Internal Control Over Financial Reporting

Management has been actively engaged in the planning for, and implementation of, remediation efforts to address the material weaknesses, as well as other identified areas of risk. These remediation efforts, outlined below, are intended both to address the identified material weaknesses and to enhance the Company’s overall financial control environment. Management’s planned actions to further address these issues in fiscal 2018 include:

•

Review of existing policies and procedures against a standard list of criteria to ensure that new business relationships and atypical transaction structures are properly vetted (including for any related party transaction issues), and related accounting and other requirements are clearly identified and complied with in accordance with Generally Accepted Accounting Principles, including with respect to all new customers and business relationships beginning with the 1st quarter of 2018;

•

Establish controls to prevent anyone in a senior management position from being able to post manual journal entries, and require all manual journal entries to be reviewed and approved by an appropriate individual other than the preparer;

•

Closely review all bill-and-hold transactions to ensure that the appropriate documentation is maintained in order to properly recognize revenue, and implement controls to ensure that goods are shipped prior to invoicing, unless it is being recognized on a valid bill-and-hold basis;

•	The existing whistleblower hotline will be rolled out again, with related training to be conducted for all employees every 2 years going forward;
•	Other control improvements will include employee retraining with respect to the Company’s Code of Ethics; and
•	Executive oversight will be improved through additional reporting requirements and meetings.

The audit committee has directed management to develop a detailed plan and timetable for the implementation of the foregoing remedial measures (to the extent not already completed) and will monitor their implementation. In addition, under the direction of the audit committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Management believes the measures described above and others that will be implemented will remediate the control deficiencies the Company has identified and strengthen its internal control over financial reporting. Management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review the Company’s financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, the Company may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

ITEM 9B.	OTHER INFORMATION

Company and Private Bank Amend Loan Agreement

Manitex International, Inc. (the “Company”) and its U.S. subsidiaries currently have a Loan and Security Agreement , as amended, (the “Loan Agreement”) with The Private Bank and Trust Company, now known as CIBC Bank USA (“CIBC”). On February 20, 2017, the Company and CIBC entered into Amendment No. 4 to the Loan Agreement (the “Amendment”). The principal modification to the Loan Agreement resulting from the Amendment is adjusting the financial covenants for the fiscal quarters ending December 31, 2016 through the maturity date.

The above summary of the Amendment is qualified in its entirety by reference to the copy of such Amendment, which is attached as Exhibit 10.28 to the Annual Report on Form 10-K and is incorporated by reference herein.

PART III

Certain information required by Part III is omitted from this Form 10-K/A as the Company intends to file with the Commission its definitive Proxy Statement for its 2016 Annual Meeting of Shareholders (the “2016 Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2016.

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

See Index to Financial Statements on page 53.

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

10.25

First Amendment to Loan and Security Agreement, dated as of August 4, 2016, by and among Manitex International, Inc., Manitex Inc., Manitex Sabre, Inc., Badger Equipment Company, Crane and Machinery, Inc., Crane and Machinery Leasing, Inc., Liftking, Inc., Manitex, LLC and Manitex Liftking, ULC, The Private Bank and Trust Company and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed November 9, 2016).

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

10.27

Third Amendment to Loan and Security Agreement, dated as of November 8, 2016, by and among Manitex International, Inc., Manitex Inc., Manitex Sabre, Inc., Badger Equipment Company, Crane and Machinery, Inc., Crane and Machinery Leasing, Inc., and Manitex, LLC, The Private Bank and Trust Company and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Current Report on Form 10-Q filed November 9, 2016).

10.28

Fourth Amendment to Loan and Security Agreement, dated as of February 10, 2017, by and among Manitex International, Inc., Manitex Inc., Manitex Sabre, Inc., Badger Equipment Company, Crane and Machinery, Inc., Crane and Machinery Leasing, Inc., and Manitex, LLC, The Private Bank and Trust Company and the lenders party thereto (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed on March 10, 2017).

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

10.80

First Amendment, dated March 15, 2016, to Credit Agreement, dated as of December 19, 2014 among ASV, the Loan Parties party thereto and Garrison Loan Agency Services LLC, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 27, 2017).

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

10.83

Note Purchase Agreement, dated as of January 7, 2015, by and among Manitex International, Inc., MI Convert Holdings LLC and Invemed Associates LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 12, 2015).

10.84

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

The following financial information from the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the fiscal years ended December 31, 2016, 2015 and 2014, (ii) Consolidated Balance Sheets as of December 31, 2016 and 2015, (iii) Consolidated Statements of Shareholders Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Denotes a management contract or compensatory plan or arrangement.
(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 3, 2018

MANITEX INTERNATIONAL, INC.

By:	/s/ SHERMAN JUNG
Sherman Jung
Vice President of Financial Reporting
(On behalf of the Registrant and as Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David J. Langevin his or her attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K/A, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DAVID J. LANGEVIN	April 3, 2018
David J. Langevin, Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ SHERMAN JUNG	April 3, 2018
Sherman Jung Vice President of Financial Reporting (Principal Financial and Accounting Officer)

/s/ RONALD M. CLARK	April 3, 2018
Ronald M. Clark, Director

/s/ ROBERT S. GIGLIOTTI	April 3, 2018
Robert S. Gigliotti, Director

/s/ FREDERICK B. KNOX	April 3, 2018
Frederick B. Knox, Director

/s/ MARVIN B. ROSENBERG	April 3, 2018
Marvin B. Rosenberg, Director

/s/ STEPHEN J. TOBER	April 3, 2018
Stephen J. Tober, Director