Form 10-Q/A
period 2017-03-31
Manitex International, Inc.
filed 2018-04-03
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

The number of shares of the registrant’s common stock, no par, outstanding at February 20, 2018 was 16,662,386

MANITEX INTERNATIONAL, INC.

FORM 10-Q INDEX

EXPLANATORY NOTE

Manitex International, Inc. (the “Company”) is filing this amendment (this “Amendment” or “Form 10-Q/A”) to its Quarterly Report  on Form 10-Q for the Quarter ended March 31, 2017, which was originally filed on May 4, 2017 (the “Original Form 10-Q” or the “Original Filing”). This Amendment includes restated financial statements for the quarters ended March 31, 2016 and 2017.

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

Description of the Restatement related to SVW

The following describes the impact of corrections that affect the three months ended March 31, 2017 and 2016.  Information concerning the impact of these corrections on the Company’s results for the year ended December 31, 2016 is discussed in the Company’s amended Form 10-K/A for the year ended December 31, 2016.

Effect of Recording SVW Debt

As disclosed in Note 13, SVW has six notes outstanding with five financial institutions, each of which was effectively guaranteed by the Company. At March 31, 2017 the value of these notes totaled $10.7 million, net of debt issuance costs of $0.3 million. Given SVW’s treatment as a VIE, and the fact that the Company effectively guaranteed it, this debt has been consolidated into the Company’s restated financial statements.

Effect of Recording Sales to Third Party

Sales have been recorded as of the time when SVW related inventory was sold to third parties.

Effect of Recording Crane Rentals

Income on the rental of SVW related inventory to third parties has been recorded as revenues for the corresponding periods.

Effect of Treating Funds Sent to SVW’s Wholly-Owned Subsidiary as Advances

During the three months ended March 31, 2017 there were $0.6 million in payments that the Company had originally classified as expenses paid to SVW’s wholly-owned subsidiary.  Given SVW’s treatment as a VIE these payments have been reclassified as intercompany advances.

Recording of Payments Made by SVW to Lenders

The balance sheet table in Note 2 Restatement of Previously Issued Financial Statements shows the impact of payments made in connection with the aforementioned SVW debt.

Cumulative Income Tax Effect

This includes the impact on the income taxes for the quarter ended March 31, 2017 related to the discontinued operations and SVW restatements discussed above.

Description of the Restatement not related to SVW

Other

The Company disclosed a partial residual value guarantee to support a customer’s financing of equipment purchased from the Company that was previously not disclosed (see Note 15). A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date if certain conditions are met by the customer. The Company has issued partial residual guarantees that have maximum exposure of approximately $1.6 million.  The Company, however, does not have any reason to believe that any exposure from such a guarantee is either probable or estimable at this time, as such, no liability has been recorded. The Company’s exposure from its guarantees may be affected by economic conditions in used equipment markets at the time of loss.

This also includes minor rounding and reclassification adjustments not included in previous categories.

Effect of Reclassifying ASV to Discontinued Operations

As of March 31, 2017, the Company owned a 51% interest in ASV Holdings, Ins., which was formerly known as A.S.V., LLC (“ASV Holdings”).  On May 11, 2017, in anticipation of an initial public offering, ASV Holdings converted from an LLC to a C-Corporation and the Company’s 51% interest was converted to 4,080,000 common shares of ASV Holdings.  On May 17, 2017, in connection within its initial public offering, ASV Holdings sold 1,800,000 of its own shares and the Company sold 2,000,000 shares of ASV Holdings common stock.  The Company held a 21.2% interest in ASV Holdings, but no longer has a controlling interest in ASV Holdings.  ASV Holdings was deconsolidated during the quarter ended June 30, 2017 and is recorded as an equity investment starting with quarter ended June 30, 2017.  Since this 10-Q/A is being filed after the above described events, current and prior period financial statements included in this 10-Q/A have been restated to reflect ASV Holdings as a discontinued operation.

Additional entries not related to SVW

Adjustments were made to reverse a sale transaction, adjust a deferred gain, increase an inventory reserve and to record additional rent expense. These adjustments were identified in prior periods but were immaterial for recording at that time. As the Company has identified the restatement adjustments for recording in prior periods, management made the determination that it would also record these previously passed adjustments as part of the restatement of the financial statements.

See Note 2 to the consolidated financial statements which details the impact of the restatement on the Consolidated Balance Sheet as of March 31, 2017 and the Consolidated Statement of Operations, and Consolidated Statement of Cash Flow for the three months ended March 31, 2017 and 2016.

Internal Control and Disclosure Controls Considerations

Our Chief Executive Officer has determined that there were deficiencies in our internal control over financial reporting that constitute material weaknesses, as defined by SEC regulations, at March 31, 2017, with respect to procedures for:

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

4.	We did not maintain an adequate communication policy with respect to compliance with the Company’s Code of Ethics and availability of the Company’s whistleblower hotline to report compliance issues

Accordingly, our Chief Executive Officer has concluded that our internal control over financial reporting and disclosure controls and procedures, as defined by SEC regulations, were not effective at March 31, 2017, as discussed in Part I, Item 4 of this Form 10-Q/A.

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	As Restated	As Restated
	Unaudited	Unaudited
ASSETS
Current assets
Cash	$3,207	$4,541
Cash-restricted	772	773
Trade receivables (net)	34,592	32,982
Other receivables	2,240	1,082
Inventory (net)	68,513	69,487
Prepaid expense and other	4,461	4,624
Current assets of discontinued operations	44,492	46,645
Total current assets	158,277	160,134
Total fixed assets (net)	21,673	21,839
Intangible assets (net)	30,359	30,985
Goodwill	40,056	39,669
Other long-term assets	1,636	1,605
Deferred tax asset	545	545
Long-term assets of discontinued operations	70,998	72,177
Total assets	$323,544	$326,954
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$29,333	$26,204
Current portion of capital lease obligations	815	338
Accounts payable	32,487	33,801
Accounts payable related parties	742	2,098
Accrued expenses	9,725	10,278
Other current liabilities	2,733	2,150
Current liabilities of discontinued operations	20,775	23,631
Total current liabilities	96,610	98,500
Long-term liabilities
Revolving term credit facilities	21,277	19,957
Notes payable (net)	33,021	32,832
Capital lease obligations	5,390	6,004
Convertible note related party (net)	6,897	6,862
Convertible note (net)	14,151	14,098
Deferred gain on sale of property	1,169	1,058
Deferred tax liability	3,427	3,242
Other long-term liabilities	3,369	4,127
Long-term liabilities of discontinued operations	40,909	42,645
Total long-term liabilities	129,610	130,825
Total liabilities	226,220	229,325
Commitments and contingencies
Equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at March 31, 2017 and December 31, 2016	—	—
Common Stock—no par value 25,000,000 shares authorized, 16,552,186 and 16,200,294 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	97,247	94,324
Paid in capital	2,522	2,918
Retained earnings	(23,793)	(20,505)
Accumulated other comprehensive loss	(3,929)	(4,272)
Equity attributable to shareholders of Manitex International, Inc.	72,047	72,465
Equity attributable to noncontrolling interest	25,277	25,164
Total equity	97,324	97,629
Total liabilities and equity	$323,544	$326,954

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2017	2016
	As Restated	As Restated
	Unaudited	Unaudited
Net revenues	$40,119	$47,230
Cost of sales	32,727	38,485
Gross profit	7,392	8,745
Operating expenses
Research and development costs	687	743
Selling, general and administrative expenses	8,941	8,948
Total operating expenses	9,628	9,691
Operating loss	(2,236)	(946)
Other income (expense)
Interest expense	(1,208)	(1,491)
Foreign currency transaction loss	(83)	(516)
Other income (expense)	273	(18)
Total other expense	(1,018)	(2,025)
Loss before income taxes and loss in non-marketable equity interest from continuing operations	(3,254)	(2,971)
Income tax expense (benefit) from continuing operations	171	(310)
Loss in non-marketable equity interest, net of taxes	—	(39)
Net loss from continuing operations	(3,425)	(2,700)
Discontinued operations
Income from operations of discontinued operations	232	2,812
Income tax (benefit) expense	(19)	284
Income on discontinued operations	251	2,528
Net loss	(3,174)	(172)
Net (income) loss attributable to noncontrolling interest	(114)	127
Net loss attributable to shareholders of Manitex International, Inc.	$(3,288)	$(45)
`
Basic
Loss from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.21)	$(0.17)
Earnings from discontinued operations attributable to shareholders of Manitex International, Inc.	$0.01	$0.16
Net loss attributable to shareholders of Manitex International, Inc.	$(0.20)	$—
Diluted
Loss from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.21)	$(0.17)
Earnings from discontinued operations attributable to shareholders of Manitex International, Inc.	$0.01	$0.16
Net loss attributable to shareholders of Manitex International, Inc.	$(0.20)	$—
Weighted average common shares outstanding
Basic	16,559,343	16,105,601
Diluted	16,559,343	16,105,601

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended March 31,
	2017	2016
	As Restated	As Restated
	Unaudited	Unaudited
Net loss:	$(3,174)	$(172)
Other comprehensive income
Foreign currency translation adjustments	343	2,069
Total other comprehensive income	343	2,069
Comprehensive (loss) income	(2,831)	1,897
Comprehensive (loss) income attributable to noncontrolling interest	(114)	127
Total comprehensive (loss) income attributable to shareholders of Manitex International, Inc.	$(2,945)	$2,024

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2017	2016
	As Restated	As Restated
	Unaudited	Unaudited
Cash flows from operating activities:
Net loss	$(3,174)	$(172)
Adjustments to reconcile net income (loss) to cash used for operating activities:
Depreciation and amortization	1,523	1,858
Gain on sale of discontinued operations	—	(2,212)
Changes in allowances for doubtful accounts	1	143
Changes in inventory reserves	(122)	(4)
Deferred income taxes	147	(12)
Amortization of deferred financing costs	107	265
Revaluation of contingent acquisition liability	(346)	—
Amortization of debt discount	127	59
Change in value of interest rate swaps	(401)	(386)
Loss in non-marketable equity interest	—	39
Share-based compensation	229	285
Adjustment to deferred gain on sale and lease back	132	(118)
Loss on disposal of assets	80	13
Reserves for uncertain tax provisions	17	16
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,450)	(5,251)
(Increase) decrease in inventory	1,432	(6,185)
(Increase) decrease in prepaid expenses	168	613
(Increase) decrease in other assets	(22)	72
Increase (decrease) in accounts payable	(3,114)	(443)
Increase (decrease) in accrued expense	(637)	(2,155)
Increase (decrease) in other current liabilities	557	346
Increase (decrease) in other long-term liabilities	(478)	(91)
Discontinued operations - cash used for operating activities	963	(5,281)
Net cash used for operating activities	(5,261)	(18,601)

Cash flows from investing activities:
Purchase of property and equipment	(253)	(220)
Investment in intangibles other than goodwill	(39)	(19)
Discontinued operations - cash provided by investing activities	(38)	2,055
Net cash (used for) provided by investing activities	(330)	1,816
Cash flows from financing activities:
Borrowings on revolving term credit facilities	1,320	1,289
Net borrowings on working capital facilities	2,812	6,409
New borrowings	749	701
Debt issuance costs incurred	(50)	(286)
Note payments	(580)	(2,676)
Shares repurchased for income tax withholding on share-based compensation	(128)	(42)
Proceeds from stock offering	2,426	—
Proceeds for sale and leaseback	—	4,080
Payments on capital lease obligations	(145)	(238)
Discontinued operations - cash provided by financing activities	(2,185)	2,829
Net cash provided by financing activities	4,219	12,066
Net decrease in cash and cash equivalents	(1,372)	(4,719)
Effect of exchange rate changes on cash	37	302
Cash and cash equivalents at the beginning of the year	5,314	5,918
Cash and cash equivalents at end of period	$3,979	$1,501

See Note 1 for supplemental cash flow information

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except share and per share data)

1. Nature of Operations and Basis of Presentation

The Condensed Consolidated Balance Sheet at March 31, 2017 and the related Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2017 and 2016 (as restated) and Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2017 and 2016 (as restated) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting only of normal recurring adjustments, except for the effects of the restatement described in Note 2 below) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods.  Interim results may not be indicative of results to be realized for the entire year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2016 (as restated).  The Condensed Consolidated Balance Sheet as of December 31, 2016 (as restated) was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).  Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

The condensed consolidated financial statements include the accounts of Manitex International, Inc. and subsidiaries in which it has a greater than 50% voting interest (collectively, the “Company”).  All significant intercompany accounts, profits and transactions have been eliminated in consolidation.

The Company is a leading provider of engineered lifting solutions and operates as a single business segment.  Operating activities are conducted through the following wholly-owned subsidiaries: Manitex, Inc. (“Manitex”), Badger Equipment Company (“Badger”), PM Group S.pA. and Subsidiaries (“PM Group”), Manitex Valla S.r.l (“Valla”), Sabre Manufacturing, LLC (“Sabre”), Crane and Machinery, Inc. (“C&M”), and Crane and Machinery Leasing, Inc. (“C&M Leasing”).  The operations of SVW Crane & Equipment Company together with its wholly owned subsidiary, Rental Consulting Service Company, (collectively “SVW”), has been determined to be a variable interest entity (“VIE”) that needs to consolidated with the Company’s financial results.

Consolidated Variable Interest Entity

Even though it has no ownership interest in SVW Crane & Equipment Company (together with its wholly owned subsidiary, Rental Consulting Service Company, “SVW”), the Company has the power to direct the activities that most significantly impact SVW’s economic performance. Additionally, the Company was the primary beneficiary of the SVW relationship. SVW obtained third party financing, which was effectively guaranteed by the Company, on specific cranes the Company manufactured and remitted the loan proceeds to the Company. Other than its business transactions described herein, SVW had no other substantial business operations. The Company has determined that SVW is a Variable Interest Entity (“VIE”) that under current accounting guidance needs to consolidate in the Company’s financial results.

Non-Cash Transactions

Non-cash transactions for the periods ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
	2017	2016
	As Restated	As Restated
Interest paid in cash	2,228	3,033
Income tax payments (refunds) in cash	28	(1,142)

Non cash transactions
Issuance of common stock in connection with Terex note repayment	—	150

Discontinued Operations

ASV

ASV is located in Grand Rapids, Minnesota manufactures a line of high quality compact track and skid steer loaders. The products are used in site clearing, general construction, forestry, golf course maintenance and landscaping industries, with general construction being the largest.  ASV’s financial results are included in the Company’s consolidated results beginning on December 20, 2014.

Prior to the quarter ended June 30, 2017, the Company owned a 51% interest in ASV Holdings, Inc., which was formerly known as A.S.V., LLC (“ASV Holdings”).  On May 11, 2017, in anticipation of an initial public offering, ASV Holdings converted from an LLC to a C-Corporation and the Company’s 51% interest was converted to 4,080,000 common shares of ASV Holdings.  On May 17, 2017, in connection within its initial public offering, ASV Holdings sold 1,800,000 of its own shares and the Company sold 2,000,000 shares of ASV Holdings common stock.  The Company held a 21.2% interest in ASV Holdings, but no longer has a controlling interest in ASV Holdings.  ASV Holdings was deconsolidated during the quarter ended June 30, 2017 and is recorded as an equity investment starting with quarter ended June 30, 2017.  Since this 10-Q/A is being filed after above described events, current and prior period financial statements included in this 10-Q/A have been restated to reflect ASV Holdings as a discontinued operation.

Sales of Subsidiaries

During the year ended December 31, 2016, the Company sold two of its wholly owned subsidiaries: CVS Ferrari, S.r.L (“CVS”) and Manitex Liftking ULC (“Manitex Liftking” or “Liftking”).  CVS was sold on December 22, 2016 and Liftking was sold on September 30, 2016, and each are presented as a discontinued operation.

Change in Reporting Segments

In the 10-Q for quarterly period ended March 31, 2017 filed on May 4, 2017, the Company previously reported its operations in three segments: the Lifting Equipment segment, the ASV segment and the Equipment Distribution segment.  Since 2015, the Company has sought to redefine itself strategically and operationally, including through a series of divestitures.  As stated above, ASV Holdings is reported as a discontinued operation and as such is no longer a reporting segment.

C&M and C&M Leasing’s primary business is facilitation of sale of products manufactured by the Company.  Further, the Company’s Chief Operating Decision Maker (“CODM”) reviewed C&M and C&M Leasing operations only to determine their impact on the entire Company. As such, the Company has now concluded it is not appropriate to reflect C&M and C&M Leasing as a separate reportable segment and, therefore, operates in a single business segment.

2. Restatement of Previously Issued Financial Statements

The Company has restated its quarterly Consolidated Statements of Operations, Statement of Comprehensive Income (Loss) and the Statements of Cash Flows for the three months ended March 31, 2017 and 2016.  In addition, the Company has restated the Balance Sheets for periods ended March 31, 2017 and December 31, 2016.

Background

As previously described in the Company’s Current Report on Form 8-K filed on November 6, 2017, in 2016 the Company sold 39 cranes for total sales revenues of approximately $15 million to a single broker customer in a series of transactions (the “Transactions”) that were each structured as a customary “bill and hold” arrangement. The revenue for the Transactions was originally recognized in 2016. Ten of these units that were sold for an aggregate value of approximately $3 million were returned during 2016 (and were subsequently sold to other customers), such that for 2016, a net of 29 cranes were sold for approximately $12 million. In addition, the Company made various payments that were expensed in 2016 and 2017 to the broker and its wholly-owned subsidiary. Furthermore, the debt taken on by the Broker customer to purchase the cranes was affectively guaranteed by the Company pursuant to certain related agreements. In connection with its review of its financial results for the quarter ended September 30, 2017, the Company became aware that the prior accounting treatment for the transactions was not correct. Specifically, the Company has concluded that the relationship with the Broker and its wholly-owned subsidiary qualified as a Variable Interest Entity (“VIE”) and should therefore have resulted in a different accounting treatment. The Company has concluded that the revenue recognition criteria for 2016 sales were not met and payments to the Broker were not expenses of the Company.  In addition, disclosures were incomplete.

Description of the Restatement related to SVW

The following describes the impact of corrections that affect the three months ended March 31, 2017.  Information concerning 2016 impact is discussed in the Company’s amended 10-K/A for the year ended December 31, 2016.

Effect of Recording SVW Debt

As disclosed in Note 13, SVW has six notes outstanding with five financial institutions, each of which was effectively guaranteed by the Company. At March 31, 2017 the value of these notes totaled $10.7 million, net of debt issuance costs of $0.3 million. Given SVW’s treatment as a VIE, and the fact that the Company effectively guaranteed it, this debt has been consolidated into the restated financial statement.

(Balance Sheet – Column E)

Effect of Recording Sales to Third Party

Recognizing sales when SVW related inventory was sold to third parties.

(Balance Sheet – Column D, Statement of Operations – Column O)

Effect of Recording Crane Rentals

To record income on the rental of SVW related inventory to third parties.

(Balance Sheet – Column I, Statement of Operations – Column S)

Effect of Treating Funds Sent to SVW’s Wholly-Owned Subsidiary as Advances

During the three months ended March 31, 2017 there were $0.6 million in payments that the Company had originally classified as expenses paid to SVW’s wholly-owned subsidiary.  Given SVW’s treatment as a VIE these payments have been reclassified as intercompany advances. (Balance Sheet – Column F, Statement of Operations – Column P)

Recording of Payments Made by SVW to Lenders

This includes the impact of payments made in connection with the aforementioned SVW debt. (Balance Sheet – Column G, Statement of Operations – Column Q)

Cumulative Income Tax Effect

This includes the impact on the income taxes for the quarter ended March 31, 2017 related to the discontinued operations and SVW restatements discussed above. (Balance Sheet – Column H, Statement of Operations – Column R)

Description of the Restatement not related to SVW

Other

The Company disclosed a residual value guarantee to support a customer’s financing of equipment purchased from the Company that was previously not disclosed (see Note 15). A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date if certain conditions are met by the customer. The Company has issued partial residual guarantees that have maximum of exposure of approximately $1.6 million.  The Company, however, does not have any reason to believe that any exposure from such a guarantee is either probable or estimable at this time, as such, no liability has been recorded. The Company’s liability from its guarantees may be affected by economic conditions in used equipment markets at the time of loss.

This includes minor rounding and reclassification adjustments not included in previous categories.

(Balance Sheet – Column J, Statement of Operations – Column U)

Reclassification including the reclassification of discontinued operations

Includes changes in classification as well as the impact of classifying ASV as a discontinued operation.

(Balance Sheet – Column B, Statement of Operations – Column N, Statement of Cash Flows – Column X)

Additional entries not related to SVW

Adjustments were made to:  reverse a sale transaction, adjust a deferred gain, increase an inventory reserve and to record additional rent expense. These adjustments were identified in prior periods but were immaterial for recording at that time. As the Company has identified the restatement adjustments for recording in prior periods, management made the determination that it would also record these previously passed adjustments as part of the restatement of the financial statements. (Balance Sheet – Column K, Statement of Operations – Column T, Statement of Cash Flows – Column Z)

See the Company’s Amended Annual Report for the year ended December 31, 2016 for the table that shows the impact that the restatement had on the Company’s Balance Sheet for the year ended December 31, 2016.

The following tables reflect adjustments (restatements) to correct errors identified in connection with the Company’s review of its financial results for the quarters ended March 31, 2017 and 2016.

MANITEX INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2017

(in thousands, except share and per share data)

(unaudited)

	A	B	C	D	E	F	G	H	I	J	K	L
	As Previously Reported on Form 10-Q	Effect of Reclassifying ASV to Discontinued Operations	Cumulative Effect of Prior Year Adjustments	Sale of Units to Third Parties	Effect of Recording SVW Debt	Effect of Treating Funds Sent to SVW as Advances	Recording Payments Made by SVW to Lenders	Cumulative Income Tax Effect	Rental of Cranes	Other SVW Related Adjustments	Adjustments Not Related SVW	As Restated
ASSETS
Current assets
Cash	$2,930	$—	$5	$136	$254	$589	$(687)	$—	$40	$(60)	$—	$3,207
Cash - restricted	772	—	—	—	—	—	—	—	—	—	—	772
Trade receivables (net)	49,837	(14,996)	(682)	433	—	—	—	—	—	—	—	34,592
Accounts receivable from related party	89	(89)	—	—	—	—	—	—	—	—	—	—
Other receivables	2,254	—	(250)	236	—	—	—	—	—	—	—	2,240
Inventory (net)	88,196	(28,543)	9,508	(610)	—	—	—	—	—	—	(38)	68,513
Prepaid expense and other	5,057	(864)	389	(59)	—	—	—	(62)	—	—	—	4,461
Current assets of discontinued operations	—	44,492	—	—	—	—	—	—	—	—	—	44,492
Total current assets	149,135	—	8,970	136	254	589	(687)	(62)	40	(60)	(38)	158,277
Total fixed assets (net)	36,550	(14,877)	—	—	—	—	—	—	—	—	—	21,673
Intangible assets (net)	55,546	(25,187)	—	—	—	—	—	—	—	—	—	30,359
Goodwill	70,635	(30,579)	—	—	—	—	—	—	—	—	—	40,056
Other long-term assets	1,990	(355)	—	—	—	—	—	—	—	—	1	1,636
Deferred tax asset	545		—	—	—	—	—	—	—	—	—	545
Long-term assets of discontinued operations	—	70,998	—	—	—	—	—	—	—	—	—	70,998
Total assets	$314,401	$—	$8,970	$136	$254	$589	$(687)	$(62)	$40	$(60)	$(37)	$323,544
LIABILITIES AND EQUITY
Current liabilities
Notes payable—short term	$30,456	$(3,000)	$1,796	$—	$74	$—	$6	$—	$—	$—	$1	$29,333
Current portion of capital lease obligations	815	—	—	—	—	—	—	—	—	—	—	815
Accounts payable	43,946	(11,536)	—	—	—	—	—	—	—	—	77	32,487
Accounts payable related parties	1,915	(1,173)	—	—	—	—	—	—	—	—	—	742
Accrued expenses	14,806	(5,066)	—	(15)	—	—	—	—	—	—	—	9,725
Other current liabilities	2,733	—	—	—	—	—	—	—	—	—	—	2,733
Current liabilities of discontinued operations	—	20,775	—	—	—	—	—	—	—	—	—	20,775
Total current liabilities	94,671	—	1,796	(15)	74	—	6	—	—	—	78	96,610
Long-term liabilities
Revolving term credit facilities	35,236	(13,959)	—	—	—	—	—	—	—	—	—	21,277
Notes payable	49,938	(25,758)	9,113	—	180	—	(452)	—	—	—	—	33,021
Capital lease obligations	5,390	—	—	—	—	—	—	—	—	—	—	5,390
Convertible note-related party (net)	6,897	—	—	—	—	—	—	—	—	—	—	6,897
Convertible note (net)	14,151	—	—	—	—	—	—	—	—	—	—	14,151
Deferred gain on sale of building	991	—	—	(28)	—	—	—	—	—	—	206	1,169
Deferred tax liability	3,427	—	—	—	—	—	—	—	—	—	—	3,427
Other long-term liabilities	4,566	(1,192)	(6)	—	—	—	—	—	—	—	1	3,369
Long-term liabilities of discontinued operations	—	40,909	—	—	—	—	—	—	—	—	—	40,909
Total long-term liabilities	120,596	—	9,107	(28)	180	—	(452)	—	—	—	207	129,610
Total liabilities	215,267	—	10,903	(43)	254	—	(446)	—	—	—	285	226,220
Commitments and contingencies
Equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at March 31, 2017	—	—	—	—	—	—	—	—	—	—	—	—
Common Stock—no par value 25,000,000 shares authorized, 16,552,186 shares issued and outstanding at March 31, 2017	97,247	—	—	—	—	—	—	—	—	—	—	97,247
Paid in capital	2,522	—	—	—	—	—	—	—	—	—	—	2,522
Retained earnings	(21,983)	—	(1,933)	179	—	589	(241)	(62)	40	(60)	(322)	(23,793)
Accumulated other comprehensive loss	(3,929)	—	—	—	—	—	—	—	—	—	—	(3,929)
Equity attributable to shareholders of Manitex International, Inc.	73,857	—	(1,933)	179	—	589	(241)	(62)	40	(60)	(322)	72,047
Equity attributable to noncontrolling interest	25,277	—	—	—	—	—	—	—	—	—	—	25,277
Total equity	99,134	—	(1,933)	179	—	589	(241)	(62)	40	(60)	(322)	97,324
Total liabilities and equity	$314,401	$—	$8,970	$136	$254	$589	$(687)	$(62)	$40	$(60)	$(37)	$323,544

See the Company’s 10-K/A for the table that shows the impact that the restatement had on the Balance Sheet for the Year ended December 31, 2016.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(In thousands, except share and per share data)

(unaudited)

	M	N	O	P	Q	R	S	T	U	V
	As Previously Reported on Form 10-Q	Effect of Reclassifying Entities into Discontinued Operations	Sale of Units to Third Parties	Effect of Treating Funds Sent to SVW as Advances	Recording Payments Made by SVW to Lenders	Cumulative Income Tax Effect	Rental of Cranes	Adjustments Not Related to SVW	Other	As Restated
Net revenues	$67,852	$(28,010)	$790	$—	$—	$—	$46	$(559)	$—	$40,119
Cost of sales	56,059	(23,719)	611	—	—	—	6	(237)	7	32,727
Gross profit	11,793	(4,291)	179	—	—	—	40	(322)	(7)	7,392
Operating expenses
Research and development costs	1,207	(520)	—	—	—	—	—	—	—	687
Selling, general and administrative expenses	12,099	(2,623)	—	(589)		—	—	—	54	8,941
Total operating expenses	13,306	(3,143)	—	(589)	—	—	—	—	54	9,628
Operating (loss) income	(1,513)	(1,148)	179	589	—	—	40	(322)	(61)	(2,236)
Other income (expense)
Interest expense	(1,845)	878	—	—	(241)	—	—	—	—	(1,208)
Foreign currency transaction loss	(83)	—	—	—	—	—	—	—	—	(83)
Other income (loss)	234	38	—	—	—	—	—	—	1	273
Total other (expense) income	(1,694)	916	—	—	(241)	—	—	—	1	(1,018)
(Loss) income before income taxes and loss in non-marketable equity interest from continuing operations	(3,207)	(232)	179	589	(241)	—	40	(322)	(60)	(3,254)
Income tax (benefit) expense from continuing operations	90	—	—	—	—	81	—	—	—	171
Net (loss) income from continuing operations	(3,297)	(232)	179	589	(241)	(81)	40	(322)	(60)	(3,425)
Discontinued operations: (Note 25)
Income (loss) from operations of discontinued operations	—	232	—	—	—	—	—	—	—	232
Income tax expense	—		—	—	—	(19)	—	—	—	(19)
(Loss) income on discontinued operations	—	232	—	—	—	19	—	—	—	251
Net (loss) income	(3,297)	—	179	589	(241)	(62)	40	(322)	(60)	(3,174)
Net loss (income) attributable to noncontrolling interest	(114)	—	—	—	—	—	—	—	—	(114)
Net (loss) income attributable to shareholders of Manitex International, Inc.	$(3,411)	$—	$179	$589	$(241)	$(62)	$40	$(322)	$(60)	$(3,288)
Earnings (loss) Per Share
Basic
(Loss) earnings from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.21)									$(0.21)
Income from discontinued operations attributable to shareholders of Manitex International, Inc.	$—									$0.01
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$(0.21)									$(0.20)

Diluted
(Loss) earnings from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.21)									$(0.21)
Income from discontinued operations attributable to shareholders of Manitex International, Inc.	$—									$0.01
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$(0.21)									$(0.20)

Weighted average common shares outstanding
Basic	16,559,343									16,559,343
Diluted	16,559,343									16,559,343

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(In thousands, except share and per share data)

(unaudited)

	As Previously Reported on Form 10-Q	Effect of Reclassifying Entities into Discontinued Operations	Reversal of Sales to SVW	Effect of Treating Funds Sent to SVW as Advances	Recording Payments Made by SVW to Lenders	Cumulative Income Tax Effect	Other	As Restated
Net revenues	$85,386	$(28,468)	$(9,688)	$—	$—	$—	$—	$47,230
Cost of sales	70,548	(24,423)	(7,640)	—	—	—	—	38,485
Gross profit	14,838	(4,045)	(2,048)	—	—	—	—	8,745
Operating expenses
Research and development costs	1,318	(575)	—	—	—	—	—	743
Selling, general and administrative expenses	11,391	(2,443)	—	—	—	—	—	8,948
Total operating expenses	12,709	(3,018)	—	—	—	—	—	9,691
Operating (loss) income	2,129	(1,027)	(2,048)	—	—	—	—	(946)
Other income (expense)
Interest expense	(2,765)	1,274	—	—	—	—	—	(1,491)
Foreign currency transaction loss	(516)	—	—	—	—	—	—	(516)
Other income (loss)	(30)	12	—	—	—	—	—	(18)
Total other (expense) income	(3,311)	1,286	—	—	—	—	—	(2,025)
(Loss) income before income taxes and loss in non- marketable equity interest from continuing operations	(1,182)	259	(2,048)	—	—	—	—	(2,971)
Income tax (benefit) expense from continuing operations	(114)	347	—	—	—	(544)	1	(310)
Loss in non-marketable equity interest, net of taxes	(39)	—	—	—	—	—	—	(39)
Net (loss) income from continuing operations	(1,107)	(88)	(2,048)	—	—	544	(1)	(2,700)
Discontinued operations: (Note 25)
Income (loss) from operations of discontinued operations (including loss on disposal of $15,068 in 2016)	3,071	(259)	—	—	—	—	—	2,812
Income tax expense	631	(347)	—	—	—	—	—	284
(Loss) income on discontinued operations	2,440	88	—	—	—	—	—	2,528
Net (loss) income	1,333	—	(2,048)	—	—	544	(1)	(172)
Net loss (income) attributable to noncontrolling interest	127	—	—	—	—	—	—	127
Net (loss) income attributable to shareholders of Manitex International, Inc.	$1,460	$—	$(2,048)	$—	$—	$544	$(1)	$(45)
Earnings (loss) Per Share
Basic
(Loss) earnings from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.06)							$(0.17)
Income from discontinued operations attributable to shareholders of Manitex International, Inc.	$0.15							$0.16
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$0.09							$(0.00)

Diluted
(Loss) earnings from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.06)							$(0.17)
Income from discontinued operations attributable to shareholders of Manitex International, Inc.	$0.15							$0.16
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$0.09							$(0.00)

Weighted average common shares outstanding
Basic	16,105,601							16,105,601
Diluted	16,105,601							16,105,601

See the Company's Amended Annual Report filed on form 10-K/A for the year ended December 31, 2016 for an explanation of adjustment shown on the above table.

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(In thousands)

(unaudited)

	W	X	Y	Z	AA
	As Previously Reported on Form 10-Q	Effect of Reclassifying ASV to Discontinued Operations	Impact of SVW Related Corrections (1)	Impact of Adjustment Not Related to SVW	As Restated
Cash flows from operating activities:
Net (loss) income	$(3,297)	$—	$446	$(323)	$(3,174)
Adjustments to reconcile net income to cash (used) provide by for operating activities:
Depreciation and amortization	2,639	(1,162)	—	46	1,523
Changes in allowances for doubtful accounts	3	—	—	(2)	1
Acquisition expenses financed by seller	—	—	—	—	—
Loss (gain) on disposal of assets	39	(38)	—	79	80
Changes in inventory reserves	(6)	(154)	—	38	(122)
Deferred income taxes	146	—	—	1	147
Amortization of deferred financing cost	195	(48)	24	(64)	107
Revaluation of contingent acquisition liability	(346)	—	—	—	(346)
Amortization of debt discount	63	—	—	64	127
Change in value of interest rate swaps	(401)	—	—	—	(401)
Share-based compensation	229	—	—	—	229
Deferred gain on sale and lease back	—	—	(28)	160	132
Reserves for uncertain tax provisions	17	—	—	—	17
Changes in operating assets and liabilities:	—	—	—	—
(Increase) decrease in accounts receivable	(2,765)	981	(666)	—	(2,450)
(Increase) decrease in inventory	3,047	(2,225)	610	—	1,432
(Increase) decrease in prepaid expenses	(307)	353	122	—	168
(Increase) decrease in other assets	(22)		—	—	(22)
Increase (decrease) in accounts payable	(4,656)	1,542	—	—	(3,114)
Increase (decrease) in accrued expense	(1,937)	1,314	(14)	—	(637)
Increase (decrease) in income tax payable on ASV conversion	—	—	—	—	—
Increase (decrease) in other current liabilities	557	—	—	—	557
Increase (decrease) in other long-term liabilities	(60)	(419)	—	1	(478)
Discontinued operations - cash provided by (used) for operating activities	—	963	—	—	963
Net cash (used) for provided by operating activities	(6,862)	1,107	494	—	(5,261)

Cash flows from investing activities:

Purchase of property and equipment	(285)	38	—	(6)	(253)
Investment in intangibles other than goodwill	(39)	—	—	—	(39)
Discontinued operations - cash used for investing activities	—	(38)	—	—	(38)
Net cash used for investing activities	(324)	—	—	(6)	(330)
Cash flows from financing activities:
(Payments) Borrowing on revolving term credit facilities	(326)	1,646	—	—	1,320
Net borrowings (repayments) on working capital facilities	2,812	—	—	—	2,812
New borrowings—except 2014 term loan	516	—	233	—	749
Note payments	(676)	539	(443)	—	(580)
Bank fees and cost related to new financing	(50)	—	—	—	(50)
Shares repurchased for income tax withholding on share-based compensation	(128)	—	—	—	(128)
Proceeds from stock offering	2,426	—	—	—	2,426
Payments on capital lease obligations	(145)	—	—	—	(145)
Discontinued operations - cash used for financing activities	—	(2,185)	—	—	(2,185)
Net cash (used) for provided by financing activities	4,429	—	(210)	—	4,219
Net (decrease) increase in cash and cash equivalents	(2,757)	1,107	284	(6)	(1,372)
Effect of exchange rate changes on cash	41	(4)			37
Cash and cash equivalents at the beginning of the year	6,418	(1,104)			5,314
Cash and cash equivalents at end of period	$3,702	$(1)	$284	$(6)	$3,979

(1) This column summarizes the impact of adjustments reflected on the Balance Sheets and Statement of Operations related to SVW.

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

THE THREE MONTHS ENDED MARCH 31, 2016

(In thousands)

	W	X	Y	AA
	As Previously Reported on Form 10-Q	Effect of Reclassifications Including ASV to Discontinued Operations	Impact of SVW Related Corrections (1)	As Restated
Cash flows from operating activities:
Net (loss) income	$1,333	$—	$(1,505)	$(172)
Adjustments to reconcile net income to cash (used) provide by for operating activities:				—
Depreciation and amortization	2,941	(1,083)	—	1,858
Gain onsale of discontinued operations	—	(2,212)	—	(2,212)
Changes in allowances for doubtful accounts	312	(169)	—	143
Acquisition expenses financed by seller	—		—	—
Loss (gain) on disposal of assets	16	(3)	—	13
Changes in inventory reserves	305	(309)	—	(4)
Deferred income taxes	(16)	4	—	(12)
Amortization of deferred financing cost	321	(56)	—	265
Revaluation of contingent acquisition liability	—		—	—
Write down of goodwill	—		—	—
Amortization of debt discount	143	(84)	—	59
Change in value of interest rate swaps	(386)	—	—	(386)
Loss in non-marketable equity interest	39	—	—	39
Share-based compensation	285	—	—	285
Deferred gain on sale and lease back	(118)	—	—	(118)
Reserves for uncertain tax provisions	16	—	—	16
Loss on sale of discontinued operations	—	—	—	—
Changes in operating assets and liabilities:	—	—	—
(Increase) decrease in accounts receivable	(19,384)	4,444	9,689	(5,251)
(Increase) decrease in inventory	440	1,015	(7,640)	(6,185)
(Increase) decrease in prepaid expenses	793	364	(544)	613
(Increase) decrease in other assets	77	(5)	—	72
Increase (decrease) in accounts payable	90	(533)	—	(443)
Increase (decrease) in accrued expense	(2,533)	378	—	(2,155)
Increase (decrease) in income tax payable on ASV conversion	—	—	—	—
Increase (decrease) in other current liabilities	349	(3)	—	346
Increase (decrease) in other long-term liabilities	(148)	57	—	(91)
Discontinued operations - cash provided by (used) for operating activities	(5,435)	154	—	(5,281)
Net cash (used) for provided by operating activities	(20,560)	1,959	—	(18,601)

Cash flows from investing activities:

Acquisition of businesses, net of cash acquired	—	—	—	—
Proceeds from the sale of fixed assets	—	—	—	—
Purchase of property and equipment	(335)	115	—	(220)
Investment in intangibles other than goodwill	(19)	—	—	(19)
Investment received from noncontrolling interest	2,450	(2,450)	—	—
Discontinued operations - cash provided by investing activities	2,170	(115)	—	2,055
Discontinued operations - cash provided by (used for) investing activities	4,266	(2,450)	—	1,816
Net cash provided by (used) for investing activities
Cash flows from financing activities:	—	—	—
Borrowings—2014 term loan	—	—	—	—
Repayment of 2014 term loan	—	—	—	—
Net proceeds from stock offering	—	—	—	—
New borrowings—convertible notes	—	—	—	—
(Payments) Borrowing on revolving term credit facilities	5,570	(4,281)	—	1,289
Net borrowings on working capital facilities	6,409	—	—	6,409
Investment received from noncontrolling interest	—	—	—	—
New borrowings—except 2014 term loan	701	—	—	701
Note payments	(7,177)	4,501	—	(2,676)
Bank fees and cost related to new financing	(394)	108	—	(286)
Shares repurchased for income tax withholding on share-based compensation	(42)	—	—	(42)
Proceeds from sale and leaseback	4,080	—	—	4,080
Excess tax benefits related to vesting of restricted stock	—	—	—	—
Proceeds from capital leases	—	—	—	—
Payments on capital lease obligations	(238)	—	—	(238)
Discontinued operations - cash used for financing activities	2,452	377	—	2,829
Net cash provided by financing activities	11,361	705	—	12,066
Net (decrease) increase in cash and cash equivalents	(4,933)	214	—	(4,719)
Effect of exchange rate changes on cash	284	18	—	302
Cash and cash equivalents at the beginning of the year	8,578	(2,660)	—	5,918
Cash and cash equivalents at end of period	$3,929	$(2,428)	$—	$1,501

(1) This column summarizes the impact of adjustments reflected on the Balance Sheets and Statement of Operations related to SVW.

3. Significant Accounting Policies

Principals of Consolidation

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

Although the Company does not have an ownership interest in S.V.W. Crane & Equipment Company and its wholly owned subsidiary Rental Consulting Services Corporation (collectively “SVW”), the Company has the power to direct the activities of SVW that most significantly impact its economic performance and is absorbing the losses.  As such, the Company has determined that SVW is a VIE that requires consolidation.  SVW has obtained financing and has remitted the proceeds to the Company using inventory (cranes) owned by the Company as collateral.  The finance companies that hold the loans have a perfected security interest in the inventory and therefore have recourse against this specific inventory. Furthermore, the debt taken on by SVW was effectively guaranteed by the Company pursuant to certain related agreements.

The Company eliminates from the Company’s financial results all significant intercompany transactions, including the intercompany transactions with consolidated VIEs.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amounts the Company’s customers are invoiced and do not bear interest. Accounts receivable is reduced by an allowance for amounts that may become uncollectible in the future. The Company’s estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where the Company has information that the customer may have an inability to meet its financial obligations. The Company had allowances for doubtful accounts of $8 and $7 at March 31, 2017 and December 31, 2016, respectively.

Guarantees

The Company has issued partial residual guarantees to financial institutions related to a customer financing of equipment purchased by the customer.  The Company must assess the probability of losses if the fair market value is less than the guaranteed residual value.

The Company has issued partial residual guarantees that have maximum exposure of approximately $1.6 million.  The Company, however, does not have any reason to believe that any exposure from such a guarantee is either probable or estimable at this time, as such, no liability has been recorded. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss.

The Company records a liability for the estimated fair value of guarantees issued pursuant to ASC 460.  The Company recognizes a loss under a guarantee when its obligation to make payment under the guarantee is probable and the amount of the loss can be estimated.  A loss would be recognized if the Company’s payment obligation under the guarantee exceeds the value it can expect to recover to offset such payment, primarily through the sale of the equipment underlying the guarantee.

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

The following is summary of items that the Company measures at fair value on a recurring basis:

	Fair Value at March 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Forward currency exchange contracts	$—	$24	$—	$24
Interest rate swap contracts	—	8	—	8
PM contingent liabilities	—	—	—	—
Valla contingent consideration	—	—	196	196
Total liabilities at fair value	$—	$32	$196	$228

	Fair Value at December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Forward currency exchange contracts	$—	$159	$—	$159
Interest rate swap contracts	—	405	—	405
PM contingent liabilities	—	—	316	316
Valla contingent consideration	—	—	193	193
Total liabilities at fair value	$—	$564	$509	$1,073

The following table explains the changes in the fair market value of Level III items:

	PM Contingent Liability	Valla Contingent Consideration
Balance December 31, 2016	$316	$193
Effect of applying updated assumptions	(316)	—
Exchange rate impact	$—	$3
Balance March 31, 2017	$—	$196

Fair Value Measurements

ASC 820-10 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	—	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	—	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3	—	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

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

At times,  the Company enters into forward currency exchange contracts in relationship such that the exchange gains and losses on the assets and liabilities denominated in a currency other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. The forward currency exchange contracts that the Company has to offset existing assets and liabilities denominated in a currency other than the reporting units’ functional currency have been determined not to be considered a hedge under ASC 815-10. The Company records at the balance sheet date the forward currency exchange contracts at its market value with any associated gain or loss being recorded in current earnings. Both realized and unrealized gains and losses related to forward currency contracts are included in current earnings and are reflected in the Statement of Income in the other income (expense) section on the line titled foreign currency transaction gains (losses). Items denominated in a currency other than a reporting unit functional currency include certain intercompany receivables due from the Company’s Italian subsidiaries and accounts receivable and accounts payable of our Italian subsidiaries and their subsidiaries.

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

6. Net Earnings (Loss) per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of convertible debt and restricted stock units. Details of the calculations are as follows:

	Three Months Ended March 31,
	2017	2016
	As Restated	As Restated
Net (loss) income attributable to shareholders of Manitex International, Inc.
Net loss from continuing operations	$(3,425)	$(2,700)
Discontinued operations:
Income from operations of discontinued operations, net of income taxes	251	539
Less: (income) loss attributable to noncontrolling interest	(114)	127
Income from operations of discontinued operations, net of income taxes attributable to shareholders of Manitex International, Inc.	137	666
Gain on sale of discontinued operations, net of income taxes	—	1,989
Income for discontinued operations attributable Shareholders of Manitex International, Inc.	137	2,655
Net loss attributable to shareholders of Manitex International, Inc.	$(3,288)	$(45)

(Loss) earnings per share
Basic
Loss from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.21)	$(0.17)
Earnings from operations of discontinued operations attributable to shareholders of Manitex International, Inc., net of income taxes	$0.01	$0.04
Gain on sale of discontinued operations attributable to shareholders of Manitex International, Inc., net of income taxes	$—	$0.12
Loss attributable to shareholders of Manitex International, Inc.	$(0.20)	$—

Diluted
Loss from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.21)	$(0.17)
Earnings from operations of discontinued operations attributable to shareholders of Manitex International, Inc., net of income taxes	$0.01	$0.04
Gain on sale of discontinued operations attributable to shareholders of Manitex International, Inc., net of income taxes	$—	$0.12
Loss attributable to shareholders of Manitex International, Inc.	$(0.20)	$—
Weighted average common shares outstanding
Basic	16,559,343	16,105,601
Diluted	16,559,343	16,105,601

There are 266,397 and 268,819 restricted stock units which are anti-dilutive and therefore not included in the average number of diluted shares shown above for the three months ended March 31, 2017 and 2016, respectively.

7. Equity

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
	18,062

Common stock was decreased by $129, the aggregated value of the shares reflected in the above table.

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

8. New Accounting Pronouncements

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

9. Inventory

The components of inventory are as follows:

	March 31, 2017	December 31, 2016
	As Restated	As Restated
Raw materials and purchased parts, net	$37,378	$35,855
Work in process	3,934	4,231
Finished goods	27,201	29,401
Inventory, net	$68,513	$69,487

The Company has established reserves for obsolete and excess inventory of $2,165 and $1,886 as of March 31, 2017 and December 31, 2016, respectively.

10. Goodwill and Intangible Assets

	March 31, 2017	December 31, 2016	Useful lives
Patented and unpatented technology	$17,545	$17,409	7-10 years
Amortization	(11,214)	(11,004)
Customer relationships	22,582	22,444	10-20 years
Amortization	(8,593)	(7,870)
Trade names and trademarks	11,975	11,892	25 years-indefinite
Amortization	(1,943)	(1,894)
Non-competition agreements	50	50	2-5 years
Amortization	(43)	(42)
Customer backlog	371	370	<1 year
Amortization	(371)	(370)
Total Intangible assets	$30,359	$30,985

Amortization expense for intangible assets was $940 and $1,043 for the three months ended March 31, 2017 and 2016, respectively.

Changes in goodwill for the three months ended March 31, 2017 are as follows:

Total
Balance January 1, 2017	$39,669
Effect of change in exchange rates	387
Balance March 31, 2017	$40,056

11. Accrued Expenses

	March 31, 2017	December 31, 2016
	As Restated	As Restated
Accrued payroll	$1,590	$914
Accrued employee benefits	771	1,215
Accrued bonuses	2	401
Accrued vacation expense	1,092	979
Accrued interest	796	1,753
Accrued commissions	340	351
Accrued expenses—other	1,745	1,052
Accrued warranty	1,404	1,568
Accrued taxes other than income taxes	1,599	1,950
Accrued product liability and workers compensation claims	386	95
Total accrued expenses	$9,725	$10,278

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

	Three Months Ended March 31,
	2017	2016
Balance January 1,	$1,568	$1,328
Accrual for warranties issued during the period	194	489
Warranty services provided	(427)	(446)
Changes in estimate	60	18
Foreign currency translation	9	35
Balance March 31,	$1,404	$1,424

13. Credit Facilities and Debt

U.S. Debt

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

The underlying reference rate for our base rated borrowings at March 31, 2017 was 4.00%.  At March 31, 2017, the Company had three outstanding advances with interest tied to LIBOR.  The contracts had an underlying LIBOR rate of 0.85%.  In addition, Private Bank assesses a 0.50% unused line fee that is payable monthly.

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

Notes Payable – SVW

At March 31, 2017, SVW has six loans outstanding with five financial institutions.  The Company is not a loan party, but has included the debt associated with these loans in its consolidated financial statements as SVW was determined to be a VIE that requires consolidation (see Note 3).  SVW obtained financing using cranes that are included in the Company’s inventory as collateral because of SVW's status as a VIE.  The funds borrowed by SVW have been remitted to the Company.  The finance companies that hold the loans have a perfected security interest in the inventory and therefore have recourse against this specific inventory.  For accounting purposes, the Company did not recognize a sale and continues to include these cranes in its inventory.  However, the finance company has taken legal title to the cranes used as collateral for the borrowings.   The Company has entered into agreements to repurchase the cranes from the lenders in the event that SVW defaults on any of these loans. Additionally, the SVW debt was also effectively guaranteed by the Company pursuant to certain related agreements.

The following table summarizes the principal terms of the borrowings:

				Element	Element
Lending Institutions	Equify	Evolve	Heartland	Loan 1	Loan 2	Trans Lease
Balance as of March 31, 2017	$2,799	$2,434	$1,520	$2,658	$1,376	$213

Loan origination date	June 27, 2016	July 8, 2016	July 16, 2016	July 28, 2016	September 28, 2016	February 5, 2017
Amount borrowed	$3,009	$2,710	$1,648	$2,941	$1,883	$254
Approximate Interest rate	8.07%	6.75%	8.00%	8.00%	8.04%	8.00%

Prepayment penalty	At stipulated Values	3% decreasing to 2% after 24 months	Not applicable	1% for each remaining year no penalty if equipment is sold	1% for each remaining year no penalty if equipment is sold	3% through 50% of note term

Required payments:
First payment stream
Frequencies of payment	Monthly	Monthly	Monthly	Monthly	Monthly	Monthly
Number of payments	36	35	71	59	3	3
Date of First payment	August 1, 2016	August 8, 2016	September 1, 2016	September 1, 2016	October 1, 2016	February 5, 2017
Payment Amount	$47	$49	$29	$60	$156	$21

Second payment stream
Frequencies of payment	—	—	—	—	Monthly	Monthly
Number of payments	—	—	—	—	57	56
Date of First payment	—	—	—	—	January 1, 2017	May 5,2017
Payment Amount	—	—	—	—	$30	$4

Final balloon payment
Date of payment	August 1, 2019	June 8, 2019	August 1, 2022	August 1, 2021	—	January 5, 2022
Payment Amount	$1,947	$1,408	$39	$32	—	$3

The March 31, 2017 balances on the above table total $11,000.  Total SVW debt on the accompanying balance sheet is $10,717, which is net of deferred finance costs of $283.

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

At March 31, 2017, the Italian banks had advanced PM Group €19,603 ($20,971), at variable interest rates, which currently range from 1.42% to 1.67%. At March 31, 2017, the South American banks had advanced PM Group €897 ($960), at variable interest rates, which currently range from 8% to 17%. Total short-term borrowings for PM Group were €20,500 ($21,931) at March 31, 2017.

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

Term Loan B with White Oak

On December 23, 2016, ASV borrowed $21,500 under a term loan (“Term Loan B”) facility with White Oak as the administrative agent.

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

Capital Leases

Georgetown facility

The Company leases its Georgetown facility under a capital lease that expires on April 30, 2028.  The monthly rent is currently $64 and is increased by 3% annually on September 1 during the term of the lease.   At March 31, 2017, the outstanding capital lease obligation is $5,284.

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

Under the lease agreement the Company can elect to exercise an early buyout option at any time, and pay the bank the present value of the remaining rental payments discounted by a specified Index Rate established at the time of leasing. The early buyout option results in a prepayment penalty which progressively decreases during the term of the lease. Alternatively, the Company under the like-kind provisions in the agreement can elect to replace or substitute different equipment in place of equipment subject to the early buyout without incurring a penalty

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

Residual Value Guarantees

The Company issues partial residual value guarantees to support a customer’s financing of equipment purchased from the Company. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date if certain conditions are met by the customer. The Company has issued partial residual guarantees that have maximum exposure of approximately $1.6 million. The Company does not have any reason to believe that any exposure from such a guarantee is either probable or estimable at this time, as such, no liability has been recorded. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss.

16. Transactions between the Company and Related Parties

In the course of conducting its business, the Company has entered into certain related party transactions.

On December 16, 2014, Manitex International, Inc. (the “Company”), BGI USA Inc. (“BGI”), Movedesign SRL and R & S Advisory S.r.l., entered into an operating agreement (the “Operating Agreement”) for Lift Ventures LLC (“Lift Ventures”), a joint venture entity. The purposes for which Lift Ventures is organized are the manufacturing and selling of certain products and components, including the Schaeff line of electric forklifts and certain LiftKing products. Pursuant to the Operating Agreement, the Company was granted a 25% equity stake in Lift Ventures in exchange for the contribution of certain inventory and a license of certain intellectual property related to the Company’s products.

As a result of the sale, in the third quarter 2016, of the Company's Liftking subsidiary, Lift Ventures LLC will no longer have the right to sell Schaeff and Liftking products in the future.  Additionally, as a result of certain financial difficulties experienced by the partner, who was to contribute design services, it will not be able to provide such services.  As a result of these events, the Company had determined that its investment in Lift Ventures has become impaired and wrote off its entire investment in Lift Ventures LLC in third quarter of 2016.

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

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Purchases from Terex	$69	$99

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

17. Income Taxes

For the three months ended March 31, 2017, the Company recorded an income tax provision of $171, which included a discrete income tax provision of $97. The calculation of the overall income tax provision primarily consists of a foreign tax benefit and an income tax provision resulting from state and local taxes, and an increase in deferred tax liabilities related to indefinite-lived intangible assets. For the three months ended March 31, 2016, the Company recorded an income tax benefit of $310 which consisted primarily of anticipated federal, state and local, and foreign taxes.

The effective tax rate for three months ended March 31, 2017 was an income tax provision of 5.8% compared to an income tax benefit of 10.4% in the comparable prior period. The effective tax rate for the three months ended March 31, 2017 differs from the U.S. statutory rate of 35% primarily due to the mix of domestic and foreign earnings, state and local income taxes, and an income tax provision resulting from the increase in deferred tax liabilities related to indefinite-lived intangible assets.

The Company’s total unrecognized tax benefits as of March 31, 2017 and 2016 were approximately $741 and $715, which, if recognized, would affect the Company’s effective tax rate. Included in the unrecognized tax benefits is a liability for the PM Group’s potential IRES and IRAP audit adjustments for the tax years 2009 – 2013. While it is often difficult to predict the outcome or the timing of resolution of any particular tax matter, the Company believes its liability at March 31, 2017 for unrecognized tax benefits is adequate. Favorable resolution of an unrecognized tax benefit could be recognized as a reduction in tax provision and effective tax rate in the period of resolution. Unfavorable settlement of an unrecognized tax benefit could increase the tax provision and effective tax rate and may require the use of cash in the period of resolution.

Note 18. Discontinued Operations

ASV

ASV is located in Grand Rapids, Minnesota manufactures a line of high quality compact track and skid steer loaders. The products are used in site clearing, general construction, forestry, golf course maintenance and landscaping industries, with general construction being the largest.  ASV’s financial results are included in the Company’s consolidated results as a discontinued operation beginning on December 20, 2014.

Prior to the quarter ended June 30, 2017, the Company owned a 51% interest in ASV Holdings, Inc., which was formerly known as A.S.V., LLC (“ASV Holdings”).  On May 11, 2017, in anticipation of an initial public offering, ASV Holdings converted from an LLC to a C-Corporation and the Company’s 51% interest was converted to 4,080,000 common shares of ASV Holdings.  On May 17, 2017, in connection within its initial public offering, ASV Holdings sold 1,800,000 of its own shares and the Company sold 2,000,000 shares of ASV Holdings common stock.  The Company held a 21.2% interest in ASV Holdings, but no longer has a controlling interest in ASV holdings.  ASV Holdings was deconsolidated during the quarter ended June 30, 2017 and is recorded as an equity investment starting with quarter ended June 30, 2017.  Since this 10-Q/A is being filed after above described events, current and prior period financial statements included in this 10-Q/A have been restated to reflect ASV Holdings as a discontinued operation.

Following the sale of the above referenced shares, the Company had significant continuing involvement with ASV in the form of an equity investment (21.2% ownership in ASV).  At the time of the above transaction, the Company’s plans were to hold the remaining shares it owns in ASV for an indefinite period.   Although the Company has no plans to sell additional shares, the sale of additional shares in the future remains an option.   If the Company were to sell more than 117,600 shares, the Company would cease to account for its investment in ASV as an Equity Investment.

Over the period February 26-28, 2018, the Company sold an aggregate of 1,000,000 shares of ASV Holdings, Inc. in privately-negotiated transactions with institutional purchasers.  All such shares were sold for $7.00 per share.  Following such sale transactions, the Company owns an aggregate of 1,080,000 shares of ASV Holdings, Inc., which equates to the Company owning approximately 11.0% percent of ASV Holdings, Inc. After this transaction, the investment in ASV Holdings, Inc. will no longer be accounted for under the equity method.

On September 30, 2016, the Company completed the sale of Manitex Liftking, ULC and on December 22, 2016, Manitex International, Inc. (the “Company”) completed the sale of CVS Ferrari srl (“CVS”).

As disclosed in Note 22, in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, the Company recognized a gain of $2,212 from the sale of inventory and intellectual property related to CVS’s terminal tractor line which was included in other income.  In the quarter ended December 31, 2016, this amount was considered a component of the loss on sale and, therefore, was reclassified out of other income.

The following is the detail of major classes of assets and liabilities of discontinued operations that were summarized on the Company’s Consolidated Balance Sheets:

	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash	$—	$573
Restricted cash	—	535
Trade receivables (net)	14,996	13,603
Accounts receivable from related parties	89	501
Inventory, net	28,543	30,922
Prepaid expense and other	864	511
Total current assets of discontinued operations	44,492	46,645
Long-term assets
Total fixed assets (net)	14,877	15,402
Intangible assets (net)	25,187	25,824
Goodwill	30,579	30,579
Other long-term assets	355	372
Total long-term assets of discontinued operations	70,998	72,177
Total assets of discontinued operations	$115,490	$118,822

Current liabilities
Notes payable—short-term	$3,000	$3,000
Accounts payable	11,536	11,976
Accounts payable related parties	1,173	2,275
Accrued expenses	5,066	6,380
Total current liabilities of discontinued operations	20,775	23,631
Long-term liabilities
Notes payable - long-term	25,758	26,267
Revolving credit facilities	13,959	15,605
Other long-term liabilities	1,192	773
Total long-term liabilities of discontinued operations	40,909	42,645
Total liabilities of discontinued operations	$61,684	$66,276

The following is the detail of major line items that constitute the income from discontinued operations:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2017	2016
Net revenues	$28,010	$45,443
Cost of sales	23,719	37,791
Research and development costs	520	746
Selling, general and administrative expenses	2,623	4,651
Interest expense	(878)	(1,622)
Other income	(38)	(33)
Income from discontinued operations before income taxes	232	600
Gain on the sale of discontinued operations	—	2,212
Pre-tax income from discontinued operations	232	2,812
Income tax related to discontinued operations	(19)	284
Net income on discontinued operations	$251	$2,528

Note 19. Subsequent Events

Sale of Partial Interest in ASV Holdings

On May 11, 2017, in anticipation of an initial public offering, ASV Holdings converted from an LLC to a C-Corporation and the Company’s 51% interest was converted to 4,080,000 common shares of ASV Holdings.  On May 17, 2017, the Company and ASV Holdings completed the previously announced underwritten initial public offering (the “Offering”) of 3,800,000 shares of ASV Holdings’ common stock, including 2,000,000 shares sold by the Company. The Company received proceeds net of commissions of $13,020 from the Offering.  Additionally, the Company had legal and other expense associated with transaction of $128.  In conjunction with the sale, the Company recognized a pre-tax loss of $1,133 and recognized a $23 tax benefit.  After the IPO, the Company continued to hold a 21.2% interest in ASV Holdings, but no longer has a controlling interest in ASV Holdings.  ASV Holdings was deconsolidated during the quarter ended June 30, 2017 and is recorded as an equity investment starting with the quarter ended June 30, 2017.  Since the amended financial statements are dated after above described events, current and prior period financial statements have been restated to reflect ASV Holdings as a discontinued operation.

Sale of Additional ASV Shares

Over the period February 26-28, 2018, the Company sold an aggregate of 1,000,000 shares of ASV Holdings, Inc. in privately-negotiated transactions with institutional purchasers.  All such shares were sold for $7.00 per share.  Following such sale transactions, the Company owns an aggregate of 1,080,000 shares of ASV Holdings, Inc., which equates to the Company owning approximately 11.0% percent of ASV Holdings, Inc. After this transaction, the investment in ASV Holdings, Inc. will no longer be accounted for under the equity method.

The Tax Cuts and Jobs Acts

On December 22, 2017, the Tax Cuts and Jobs Acts was enacted into law.  The new tax legislation represents a fundamental and dramatic shift in US taxation.  The new legislation contains several key tax provisions that will impact the Company including the reduction of the corporate income tax rate to 21% effective January 1, 2018.  The new legislation also includes a variety of other changes including a one-time repatriation tax on accumulated foreign earnings that were previously tax deferred, a limitation on the tax deductibility of interest expense, acceleration of business asset expensing, etc.  The lower corporate income tax rate will require us to remeasure our US deferred tax assets, valuation allowance and deferred tax liabilities.  ASC 740 requires us to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued SAB 118 which will allow us to record provisional amounts during a measurement period which is similar to the measurement period used when accounting for business combinations.  We will continue to assess the impact of the recently enacted tax law on our business, deferred tax amounts and consolidated financial statements, and will reflect the provisional impact of the tax law change in the fourth quarter of 2017.

The Company’s total unrecognized tax benefits as of September 30, 2017 and December 31, 2016 were approximately $741 and $741, which, if recognized, would affect the Company’s effective tax rate. Included in the unrecognized tax benefits is a liability for the PM Group’s potential IRES and IRAP audit adjustments for the tax years 2009-2013. As of December 31, 2017, the Italy IRES and IRAP audit is closed through 2012. The settlement reached with the taxing authorities is expected to reduce unrecognized tax benefits by approximately $456. The impact of the settlement on the Company’s effective tax rate is expected to be minimal. Depending on the final resolution of the PM Group’s audits, the ultimate tax liability could be higher or lower than the unrecognized tax benefits provided for in the consolidated financial statements.

See Note 17 for additional discussion of the impacts of the new tax law.

SEC Inquiry

The Company has received an informal inquiry from the SEC requesting certain information in connection with the Company’s previously announced restatement of prior financial statements and is complying with such request.

Non-Compliance Letter from NASDAQ

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

•

New amortization and repayment schedules for amounts owed by PM Group to the Lenders under the various outstanding tranches of indebtedness, along with revised interest rates and financial covenants.  Under the Debt Restructuring Agreement term debt is repaid over a nine-year period starting in 2018 and ending in 2026 (2022 prior to Debt Restructuring Agreement); and

•	The effect of PM not meeting its December 31, 2017 financial covenants was cured by the Debt Restructuring Agreement

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

Promissory Note Waivers

Pursuant to a Common Stock and Convertible Debenture Purchase Agreement by and between the Company and Terex Corporation (“Terex”), dated as of October 29, 2014, the Company previously issued a Convertible Subordinated Promissory Note dated December 19, 2014 to Terex, which note remains outstanding as of the date hereof.  In addition, the Company, MI Convert Holdings LLC and Invemed Associates LLC (together, the “Holders”) are parties to both a Note Purchase Agreement and a Registration Rights Agreement, each dated as of January 7, 2015, pursuant to which the Holders purchased certain notes from the Company.  Each of the foregoing agreements included obligations on the part of the Company to timely file with the SEC its reports that are required to be filed pursuant to the Exchange Act.  The Company has obtained waivers from each of Terex and the Holders with respect to any breaches, defaults or events of default that may have been or may be triggered in connection with (i) the Company’s failure to timely file its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, and (ii) the amendment by the Company of its previously-filed Annual Report on Form 10-K for the year ended December 31, 2016, Quarterly Report on Form 10-Q for the

quarterly period ended March 31, 2017 and Quarterly Report on Form 10-Q for the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q/A contains forward-looking statements and are intended to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to, among other things, the Company’s expectations, beliefs, intentions, future strategies, future events or future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include, without limitation: (1) projections of revenue, earnings, capital structure and other financial items, (2) statements of our plans and objectives, (3) statements regarding the capabilities and capacities of our business operations, (4) statements of expected future economic conditions and the effect on us and on our customers, (5) expected benefits of our cost reduction measures, and (6) assumptions underlying statements regarding us or our business. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements are only predictions. Our actual results may differ materially from information contained in these forward looking-statements for many reasons, including, without limitation, those described below and in our 2016 Annual Report on Form 10-K/A for the fiscal year ended December 31, 2016, in the section entitled “Item 1A. Risk Factors”:

(1)	a future substantial deterioration in economic conditions, especially in the United States and Europe;
(2)	government spending, fluctuations in the construction industry, and capital expenditures in the oil and gas industry;
(3)	our level of indebtedness and our ability to meet financial covenants required by our debt agreements;
(4)	our ability to negotiate extensions of our credit agreements and to obtain additional debt or equity financing when needed;
(5)	the cyclical nature of the markets we operate in;
(6)	increase in interest rates;
(7)	our increasingly international operations expose us to additional risks and challenges associated with conducting business internationally;
(8)	difficulties in implementing new systems, integrating acquired businesses, managing anticipated growth, and responding to technological change;
(9)	our customers’ diminished liquidity and credit availability;
(10)	the performance of our competitors;
(11)	shortages in supplies and raw materials or the increase in costs of materials;
(12)	potential losses under residual value guarantees;
(13)	product liability claims, intellectual property claims, and other liabilities;
(14)	the volatility of our stock price;
(15)	future sales of our common stock;
(16)	the willingness of our stockholders and directors to approve mergers, acquisitions, and other business transactions;
(17)	currency transaction (foreign exchange) risks and the risk related to forward currency contracts;
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

The risks described in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2016, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. We do not undertake, and expressly disclaim, any obligation to update this forward-looking information, except as required under applicable law. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of the Company appearing elsewhere within this Form 10-Q/A.

Overview of Restatement

The Company has restated its quarterly Consolidated Statements of Operations, Statement of Comprehensive Income (Loss) and the Statements of Cash Flows for the three months ended March 31, 2017 and 2016.  In addition, the Company has restated the Balance Sheets for periods ended March 31, 2017 and December 31, 2016.

In connection with its review of its financial results for the quarter ended September 30, 2017, the Company became aware that the prior accounting treatment for transactions with S.V.W. Equipment Crane Company (“SVW”) was not correct. The Audit Committee initiated an internal investigation and engaged outside legal counsel to assist in the investigation.  The Audit Committee of the Company’s board of directors has completed its investigation.

The Company has concluded that the relationship with SVW qualified as a Variable Interest Entity (“VIE”) and should therefore have resulted in the consolidation of SVW. Accordingly, the Company has concluded that the recording of sales to SVW in 2016 did not meet the revenue recognition criteria and sales should be deferred to match the final delivery dates to the end dealer customers. Additionally, funds were sent to SVW to fund payments and expenses related to financing obtained by SVW.  The transferred funds were generally recorded as an expense by the Company in 2016 and during the first quarter 2017.  It has been determined that funds sent to SVW were not expenses of the Company and should have been treated as advances. Furthermore, the debt taken on by SVW to finance the cranes manufactured by the Company was effectively guaranteed by the Company pursuant to certain related agreements. As stated above, the relationship with SVW is a VIE and SVW’s debt needs to be reflected in the Company’s consolidated balance sheet.  As SVW’s debt has been consolidated, the payment made by SVW to the various finance companies have also been reflect as normal debts payments with an allocation to principal and interest expense.

Description of the Restatement related to SVW

The following describes the impact of corrections that affect the three months ended March 31, 2017.  Information concerning 2016 impact is discussed in the Company’s amended 10-K/A for the year ended December 31, 2016.

Effect of Recording SVW Debt

As disclosed in Note 13, SVW has six notes outstanding with five financial institutions, each of which was effectively guaranteed by the Company. At March 31, 2017 the value of these notes totaled $10.7 million, net of $.3 million in debt issuance costs. Given SVW’s treatment as a VIE, and the fact that the Company effectively guaranteed it, this debt has been consolidated into the restated financial statement.

Effect of Recording Sales to Third Party

Recognizing sales when SVW related inventory was sold to third parties.

Effect of Recording Crane Rentals

To record income on the rental of SVW related inventory to third parties.

Effect of Treating Funds Sent to SVW’s Wholly-Owned Subsidiary as Advances

During the three months ended March 31, 2017 there were $0.6 million in payments that the Company had originally classified as expenses paid to SVW’s wholly-owned subsidiary.  Given SVW’s treatment as a VIE these payments have been reclassified as intercompany advances.

Recording of Payments Made by SVW to Lenders

The balance sheet table in Note 2, Restatement of Previously Issued Financial Statements, shows the impact of payments made in connection with the aforementioned SVW debt.

Cumulative Income Tax Effect

This includes the impact on the income taxes for the quarter ended March 31, 2017 related to the discontinued operations and SVW restatements discussed above.

Description of the Restatement not related to SVW

Other

The Company disclosed a partial residual value guarantee to support a customer’s financing of equipment purchased from the Company that was previously not disclosed (see Note 15). A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date if certain conditions are met by the customer. The Company has issued partially residual guarantees that have maximum exposure of approximately $1.6 million.  The Company, however, does not have any reason to believe that any exposure from such a guarantee is either probable or estimable at this time, as such, no liability has been recorded. The Company’s liability from its guarantees may be affected by economic conditions in used equipment markets at the time of loss.

This includes minor rounding and reclassification adjustments not included in previous categories.

Effect of Reclassifying ASV to Discontinued Operations

As of March 31, 2017, the Company owned a 51% interest in ASV Holdings, Ins., which was formerly known as A.S.V., LLC (“ASV Holdings”).  On May 11, 2017, in anticipation of an initial public offering, ASV Holdings converted from an LLC to a C-Corporation and the Company’s 51% interest was converted to 4,080,000 common shares of ASV Holdings.  On May 17, 2017, in connection within its initial public offering, ASV Holdings sold 1,800,000 of its own shares and the Company sold 2,000,000 shares of ASV Holdings common stock.  The Company held a 21.2% interest in ASV Holdings, but no longer has a controlling interest in ASV holdings.  ASV Holdings was deconsolidated during the quarter ended June 30, 2017 and is recorded as an equity investment starting with quarter ended June 30, 2017.  Since this 10-Q/A is being filed after the above described events, current and prior period financial statements included in this 10-Q/A have been restated to reflect ASV Holdings as a discontinued operation.

Additional entries not related to SVW

Adjustments were made to:  reverse a sale transaction, adjust a deferred gain, increase an inventory reserve and to record additional rent expense. These adjustments were identified in prior periods but were immaterial for recording at that time. As the Company has identified the restatement adjustments for recording in prior periods, management made the determination that it would also record these previously passed adjustments as part of the restatement of the financial statements.

See Note 2 to the consolidated financial statements which details the impact of the restatement on the Consolidated Balance Sheet as of March 31, 2017 and the Consolidated Statement of Operations, and Consolidated Statement of Cash Flow for the three months ended March 31, 2017 and 2016.

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

At the end of the quarter, the Company backlog was $51 million, including orders from PM that now comprise of 26% of the total backlog at March 31, 2017.

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

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Net loss from continuing operations for the three month periods ended March 31, 2017 and 2016

For the three months ended March 31, 2017 and 2016 the Company had a net loss from continuing operations of $3.4  million and $2.7 million, respectively.

For the three months ended March 31, 2017, the net loss from continuing operations of $3.4 million consisted of revenue of $40.1 million, cost of sales of $32.7 million, research and development costs of $0.7 million, SG&A expenses of $8.9 million, interest expense of $1.2 million, foreign currency loss of $0.1 million, other income of $0.3 million and income tax expense of $0.2 million.

For the three months ended March 31, 2016, the net loss from continuing operations of $2.7 million consisted of revenue of $47.2 million, cost of sales of $38.5 million, research and development costs of $0.7 million, SG&A expenses of $8.9 million, interest expense of $1.5 million, foreign currency transaction loss of $0.5 million, and income tax benefit of $0.3 million.

Net revenues and gross profit —For the three months ended March 31, 2017, net revenues and gross profit were $40.1 million and $7.4 million, respectively. Gross profit as a percent of revenues was 18.4% for the three months ended March 31, 2017. For the three months ended March 31, 2016, net revenues and gross profit were $47.2 million and $8.7 million, respectively. Gross profit as a percent of revenues was 18.5% for the three months ended March 31, 2016.

Net revenues decreased $7.1 million or 15.1% to $40.1 million for the three months ended March 31, 2017 from $47.2 million for the comparable period in 2016.   All the product lines experienced quarter over quarter revenue declines. The decline is primarily a result of the low backlog levels that the Company had at the beginning of the year.  Orders increased for almost all product lines, but were exceptionally pronounced for the Manitex straight mast cranes.  These orders significantly increased backlog, but due to the timing of the orders, production was not able to convert these orders into revenues during the quarter due in part to the unavailability of chassis units to mount the cranes.  Also contributing to the decline is the fact that the Company was also liquidating used equipment inventory during the 2016 period.  This was consistent with the Company’s focus on cash generation and debt reduction at that time.

Our gross profit percent remained relatively consistent between the periods decreasing 0.1% between years.

Research and development —Research and development was $0.7 million for the three months ended March 31, 2017 compared to $0.7 million for the same period in 2016. Research and development expenditures were relatively consistent with the prior period. The Company’s research and development spending continues to reflect our continued commitment to develop and introduce new products that give the Company a competitive advantage.

Selling, general and administrative expense —Selling, general and administrative expense was $8.9 million for the three month periods ended March 31, 2017 and 2016.   The 2017 period, however, includes approximately $0.5 million incurred to participate in the ConExpo held in March 2017.  The ConExpo show, which is held every three years, was held in Las Vegas in March of this year. This show is an international gathering place for the construction industries. It is estimated that 130,000 professionals from around the world attended the show.  This increase is offset by decreases in other selling, general, and administrative expenses as a result of the cost cutting program that resulted in savings of $0.5 million.

Operating (loss) income —   The Company had operating losses of $2.2 million and $0.9 million for the three month periods ended March 31, 2017 and 2016, respectively.  The adverse change in operating income is principally the result of decreased revenues of $7.1 million.

Interest expense —Interest expense was $1.2 million for the three months ended March 31, 2017 compared to $1.5 million for the comparable period in 2016, a decrease of $0.3 million. The decrease in interest expense is attributed to lower interest on revolving credit lines and some term debt, and decreases in total debt.

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

Other income — For the three months ended March 31, 2017, the Company had other income of $0.3 million.  The other income is the result of revaluing a contingent acquisition liability related to an option to acquire certain PM bank debt.

Income tax —For the three months ended March 31, 2017 and 2016 the Company recorded an income tax provision (benefit) of $0.2 and $(0.3) million, respectively. The calculation of the overall income tax provision primarily consists of a foreign tax benefit and an income tax provision resulting from state and local taxes, and an increase in deferred tax liabilities related to indefinite-lived intangible assets.

The effective tax rate for three months ended March 31, 2017 was an income tax provision of 5.8% compared to an income tax benefit of 10.4% in the comparable prior period. The effective tax rate for the three months ended March 31, 2017 differs from the U.S. statutory rate of 35% primarily due to the mix of domestic and foreign earnings, state and local income taxes, and an income tax provision resulting from the increase in deferred tax liabilities related to indefinite-lived intangible assets.

Net loss from continuing operations —Net loss for the three months ended March 31, 2017 and 2016 was $3.4 million and $2.7 million, respectively.  The change in net loss is explained above.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash were $4.0 million at March 31, 2017 compared to $5.3 million at December 31, 2016. In addition, the Company has a U.S. revolving credit facility with maturity date of July 20, 2019. At March 31, 2017 the Company had approximately $2.7 million available to borrow under its revolving credit facility.

At March 31, 2017, the PM Group had established working capital facilities with seven Italian and six South American banks. Under these facilities, the PM Group can borrow $25.0 million against orders, invoices and letters of credit. At March 31, 2017, the PM Group had received advances of $21.9 million. Future advances are dependent on having available collateral.

During the three months ended March 31, 2017, total debt increased by $4.6 million to $110.9 million at March 31, 2017 from $106.3 million at December 31, 2016.

The following is a summary of the net increase in our indebtedness from December 31, 2016 to March 31, 2017:

Facility	Increase/ (decrease)
U.S. Revolver	$1.3	million
Note payable—bank (insurance premiums)	0.3	million
Notes payable - SVW	(0.2)	million
Capital leases-buildings	—	million
Capital leases-equipment	(0.1)	million
Convertible note—Terex	—	million
Convertible note—Perella	0.1	million
PM (See note 13 for details)	2.6	million
Valla note payable	0.1	million
Valla working capital borrowings	0.4	million
	$4.5	million
Debt issuance costs	0.1	million
	$4.6	million

Outstanding borrowings

The following is a summary of our outstanding borrowings at March 31, 2017:

(In millions)

	Outstanding Balance	Interest Rate	Interest Paid	Principal Payment
U.S Revolver	$21.3	3.85 to 4.0%	Monthly	July 20, 2019 maturity
Note payable bank (insurance premiums)	0.3	2.75%	Monthly	$0.04 million monthly
Note payable—Terex	1.6	4.50%	Semi-Annual	$0.04 million interest payment June 19, 2017 and $1.64 million interest and principle payment on December 19, 2017
Notes payable - SVW	11.0	6.75 to 8.07%	Monthly	6 notes with various terms some have balloon payments
Convertible note—Terex	6.9	7.5%	Semi-Annual	December 19, 2019 maturity
Convertible note—Perella	14.5	7.5%	Semi-Annual	January 7, 2021 maturity
Capital lease—cranes for sale	0.4	5.09%	Monthly	60 months
Capital lease—Georgetown facility	5.3	12.50%	Monthly	$0.06 million monthly payment includes interest
Capital leases—Winona facility	0.5	n.a	Final Payment	To be paid in 2018
PM unsecured borrowings	13.9	2.17%	Semi-Annual	Variable semi-annual starting June 2017 through December 2021
PM Autogru term loan	0.4	3.00%	Monthly	$0.09 million monthly through October 2020
PM Autogru term loan	0.5	2.50%	Annually	$0.5 million payment due June 2017
PM term loans with related accrued interest, interest rate swaps and FMV adjustments	12.9	0 to 2.62%	Semi-Annual	Variable semi-annual starting June 2016 through December 2022. Payments scheduled for 2017 total $3 million
PM short-term working capital borrowings-Italy	21.0	1.42 to 1.67%	Monthly	Upon payment of invoice
PM short-term working capital borrowings-South America	1.0	8.0 to 17.0%	Monthly	Upon payment of invoice
Valla note payable	0.1	4.37%	Quarterly	Over 14 quarterly payments
Valla short-term working capital borrowings	0.4	4.50 to 4.75%	Monthly	Upon payment of invoice or letter of credit
	$112.0
Debt issuance costs	(1.1)

Debt net of issuance costs	$110.9

Future availability under credit facilities

As stated above, the Company had cash of $4.0 million and approximately $2.7 million available to borrow under its credit facility at March 31, 2017.

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

Under the collateral formulas in the credit facilities accounts receivable collateral is equal to a stated percent of eligible accounts receivable (generally 85%), while inventory collateral is equal to a stated percent of eligible inventory (generally 50%) and caps total borrowing against our inventory.  If our revenues were to increase significantly in the future, the provision limiting borrowing against accounts receivable and inventory may result in cash constraints. If this were to occur, we would attempt to negotiate higher inventory caps with our banks.  There is, however, no assurance that the banks would agree to increase the caps.

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

2017

Operating activities consumed $5.3 million of cash for the three months ended March 31, 2017 comprised of net loss of $3.2 million, non-cash items that totaled $1.5 million and changes in assets and liabilities, which consumed $3.5 million. The principal non-cash items that generated cash are depreciation and amortization of $1.5 million, share based compensation of $0.2 million,  amortization of deferred financing costs of $0.1 million, a decrease in deferred income taxes of $0.1 million, amortization of debt discounts of $0.1 million, an adjustment of a deferred gain of $0.1 million, and a loss on disposal of fixed assets of $0.1 million offset by the gains on revaluation of a contingent acquisition liability of $0.3 million, a decrease in inventory reserves $0.1 million and a gain on interest rate swaps of $0.4 million.

The change in assets and liabilities consumed $3.6 million.  The changes in assets and liabilities had the following impact on cash flows: accounts receivable consumed $2.5 million, inventory generated $1.4 million, prepaid expenses generated $0.2 million,  accounts payable consumed $3.1 million, accrued expenses consumed 0.6 million, other current liabilities generated $0.6 million, and other long-term liabilities consumed $0.5 million.  Discontinued operations generated $1.0 million.  The increase in accounts receivable is the result of an increase in sales as compared to the fourth quarter of 2016.   The decrease in inventory is attributed the Company’s focus on improving working capital including a concerted effort to reduce our inventory.  The decrease in accounts payable is attributed to a decrease in inventory and timing of vendor payments. The decrease in accrued expense is attributed to a number of offsetting changes that resulted in a net decrease in accrued liabilities.  Note 11 to the financial statement details the changes in various accrued liabilities.

Investing activities for the three months ended March 31, 2017 consumed  $0.3 million of cash, primarily related to purchase of equipment.

Financing activities generated $4.2 million in cash for the three months ended March 31, 2017.  Cash was generated from increases in borrowing under both Company’s revolving credit facility of $1.3 million and Italy’s working capital facilities of $2.8 million, plus  the receipt of proceeds of $2.4 million related to a stock offering and $0.7 million in new debt.  New debt is primarily attributed to a new $0.4 million note to finance insurance premiums and an $0.2 million in additional SVW borrowings.   Notes payments of $0.6 million, the repurchase of $0.1 million of stock from employees to satisfy employees’ tax withholding obligations upon vesting of restricted shares and the payment of $0.1 million under capital lease obligations.  Additionally, discontinued operations financing activities consumed 2.1 million.

2016

Operating activities consumed $18.6 million of cash for the three months ended March 31, 2016 comprised of net loss of $0.2 million, non-cash items that totaled that consumed $0.1 million, and changes in assets and liabilities, which consumed $18.4 million, including $5.3 million consumed by discontinued operations.  The principal non-cash items are depreciation and amortization of $1.9 million, increases in allowance for doubtful accounts of $0.1 million, share based compensation of $0.3 million and amortization of deferred financing costs of $0.3 million offset by the gain of $0.4 million on the mark to market revaluation of interest rate swaps.

The change in assets and liabilities excluding discontinued operations consumed $12.7 million.  The changes in assets and liabilities had the following impact on cash flows: accounts receivable consumed $5.3 million, inventory consumed $6.2 million, prepaid expenses generated $0.6 million,  accounts payable consumed $0.4 million, accrued expenses consumed  $2.2 million, other current liabilities generated $0.3 million, and other long-term liabilities consumed $0.1 million.  The increase in accounts receivable is the result of an increase in sales and the fact that a larger portion of first quarter 2016 sales were made towards the end of the quarter.  The increase in inventory is entirely related to the VIE inventory consolidated in the Company’s balance sheet, which partially offset by net decrease in other inventory.  The decrease in prepaid expenses is the result of receiving a $1.4 million tax refund during the first quarter 2016 partially offset by increase in prepaid insurance balance, due to the annual insurance renewal. The decrease in accrued expenses is attributed a number of changes that resulted in net decrease in accrued expenses of $2.2 million.

Investing activities for the three months ended March 31, 2016 generated $1.8 million of cash.  The Company received $2.2 million when the terminal tractor product line was sold and ASV received a $2.5 million capital contribution from the noncontrolling member.   The Company used $0.3 million of cash to purchase machinery and equipment.  The proceeds from the sale of the terminal tractor product line is included in the line entitled “Discontinued operations – cash provided by investing activities”.

Financing activities generated $12.1 million in cash for the three months ended March 31, 2016.  Cash was generated by increases in borrowing under the revolving credit facilities of $1.3 million, and the working capital facilities of $6.4 million and by $4.1 million from a sale and lease back transaction.  Additionally, the Company borrowed $0.7 million to finance a portion of our 2016 insurance premiums.  Other financing activities related to continuing operations consumed $3.2 million which is primarily related to debt repayments (including capital lease obligations).  Discontinued operations provided by financing activities totaled $2.8 million.

Related Party Transactions

For a description of the Company’s related party transactions, please see Note 16 to the Company’s consolidated financial statements entitled “Transactions between the Company and Related Parties.”

Critical Accounting Policies

See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2016, for a discussion of the Company’s other critical accounting policies.

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

Off-Balance Sheet Arrangements

Private Bank has issued 2 standby letters of credit at March 31, 2017.  The first standby letter of credit is $0.625 million in favor of an insurance carrier to secure obligations which may arise in connection with future deductibles payments that may be incurred under the Company’s workers’ compensation insurance policies.  The second standby letter of credit is $20 thousand in favor of a governmental agency to secure obligations which may arise in connection with workman compensation claims.

PNC Bank has issued 3 standby letters of credit at March 31, 2017.  The first standby letter of credit is $0.245 million in favor of an insurance carrier to secure obligations which may arise in connection with future deductibles payments that may be incurred under the Company’s workers’ compensation insurance policies.  The second and third standby letters of credit were $0.1 million each for commercial purposes.

The Company has issued partial residual value guarantees to support a customer’s financing. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date if certain conditions are met by the customer. The Company has issued partially residual guarantees that have maximum exposure of approximately $1.6 million.  The Company, however, does not have any reason to believe that any exposure from such a guarantee is either probable or estimable at this time, as such, no liability has been recorded.

See Note 15 – “Legal Proceedings and other Contingencies” in the Notes to the Consolidated Financial Statements for further information regarding our guarantees.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk disclosures have not materially changed since the 2016 Form 10-K/A was filed. The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the Company’s Annual Report on Form 10-K/A, for the year ended December 31, 2016.

Item 4—Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including the Chief Executive Officer (principal executive officer) and Vice President of Financial Reporting (principal financial officer), and the Audit Committee of the Board of Directors, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2017.  The Company’s evaluation has identified certain material weaknesses in its internal control over financial reporting as further described in our Annual Report on Form 10-K/A for the year ended December 31, 2016. Based on the evaluation of these material weaknesses, the Company has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2017 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the

Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on a number of factors, including the completion of the Audit Committee’s internal investigation, our internal review that identified revisions to our previously issued financial statements, and efforts to remediate the material weaknesses in internal control over financial reporting, we believe the consolidated financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

The effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that our controls and procedures will detect all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained.

Internal Control and Disclosure Considerations.

As previously described in the Company’s Current Report on Form 8-K filed on November 6, 2017, in 2016 the Company sold 39 cranes for total sales revenues of approximately $15 million to a single broker customer in a series of transactions (the “Transactions”) that were each structured as a customary “bill and hold” arrangement. The revenue for the Transactions was originally recognized in 2016. Ten of these units that were sold for an aggregate value of approximately $3 million were returned during 2016 (and were subsequently sold to other customers), such that for 2016, a net of 29 cranes were sold for approximately $12 million. In addition, the Company made various payments to the broker and its wholly-owned subsidiary that were expensed in 2016 and 2017. Furthermore, the debt taken on by the broker customer to purchase the cranes was effectively guaranteed by the Company pursuant to certain related agreements. In connection with its review of its financial results for the quarter ended September 30, 2017, the Company became aware that the prior accounting treatment for the Transactions was not correct. Specifically, the Company has concluded that the relationship with the Broker and its wholly-owned subsidiary qualified as a Variable Interest Entity (“VIE”) and should therefore have resulted in a different accounting treatment resulting in the debt of the VIE being reflected in the Company’s consolidated balance sheet. The Company has concluded that the revenue recognition criteria for 2016 sales were not met and payments to the Broker were not expenses of the Company. In addition, disclosures were incomplete.

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

Our Chief Executive Officer has determined that there were deficiencies in our internal control over financial reporting that constitute material weaknesses, as defined by SEC regulations, at March 31, 2017, with respect to procedures for:

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

4.	We did not maintain an adequate communication policy with respect to compliance with the Company’s Code of Ethics and availability of the Company’s whistleblower hotline to report compliance issues

Accordingly, our Chief Executive Officer has concluded that our internal control over financial reporting and disclosure controls and procedures, as defined by SEC regulations, were not effective at March 31, 2017, as discussed in Part I, Item 4 of this Form 10-Q/A.

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

Item 1A—Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K/A filed for the year ended December 31, 2016.

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

Item 5—Other Information

None

Item 6—Exhibits

See the Exhibit Index set forth below for a list of exhibits included with this Quarterly Report on Form 10-Q/A.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1

Controlled Equity OfferingSM Sales Agreement, dated January 23, 2017, by and between Manitex International, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on January 23, 2017).

10.2

Fifth Amendment to Loan and Security Agreement, dated as of April 26, 2017, by and among Manitex International, Inc., Manitex Inc., Manitex Sabre, Inc., Badger Equipment Company, Crane and Machinery, Inc., Crane and Machinery Leasing, Inc., and Manitex, LLC, The Private Bank and Trust Company and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 4, 2017).

31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification by the Vice President of Financial reporting pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by the Chief Executive Officer and the Vice President of Financial Reporting pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial information from Manitex International, Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Income for the three months ended March 31, 2017 and 2016 (ii) Statement of Comprehensive Income for three months ended March 31, 2017 and 2016 (ii) Balance Sheets as of March 31, 2017 and December 31, 2016, (iii) Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (iv) Notes to Unaudited Interim Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 3, 2018

By:	/s/ David J. Langevin
David J. Langevin
Chairman and Chief Executive Officer
(Principal Executive Officer)

April 3, 2018

By:	/s/ SHERMAN JUNG
Sherman Jung
Vice President of Financial Reporting (Principal Financial and Accounting Officer)