Form 10-Q/A
period 2017-06-30
Manitex International, Inc.
filed 2018-04-03
CIK 1302028

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

The number of shares of the registrant’s common stock, no par, outstanding at February 20, 2018 was 16,662,386

MANITEX INTERNATIONAL, INC.

FORM 10-Q INDEX

EXPLANATORY NOTE

Manitex International, Inc. (the “Company”) is filing this amendment (this “Amendment” or “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the Quarter ended June 30, 2017, which was originally filed on August 3, 2017 (the “Original Form 10-Q” or the “Original Filing”). This Amendment includes restated financial statements for the three and six months ended June 30, 2017 and 2016.

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

Description of the Restatement related to SVW

The following describes the impact of corrections that affect the three and six months ended June 30, 2017 and 2016.  Information concerning the impact of these corrections on the Company’s results for the year ended December 31, 2016 is discussed in the Company’s amended Form 10-K/A for the year ended December 31, 2016.

Effect of Recording SVW Debt

As disclosed in Note 13, SVW has five notes outstanding with five financial institutions, each of which was effectively guaranteed by the Company. At June 30, 2017 the value of these notes totaled $9.5 million, net of debt issuance costs of $.3 million. Given SVW’s treatment as a VIE, and the fact that the Company effectively guaranteed it, this debt has been consolidated into the restated financial statement.

Effect of Recording Sales to Third Party

Recognizing sales when SVW related inventory was sold to third parties.

Effect of Recording Crane Rentals

Income on the rental of SVW related inventory to third parties has been recorded as revenues for the corresponding periods.

Effect of Treating Funds Sent to SVW’s Wholly-Owned Subsidiary as Advances

During the three months ended June 30, 2017 there were no payments that the Company had originally classified as expenses paid to SVW’s wholly-owned subsidiary.  Given SVW’s treatment as a VIE prior payments have been reclassified as intercompany advances.

Recording of Payments Made by SVW to Lenders

The balance sheet table in Note 2, Restatement of Previously Issued Financial Statements, shows the impact of payments made in connection with the aforementioned SVW debt.

Cumulative Income Tax Effect

This includes the impact on the income taxes for the quarter and six months ended June 30, 2017 related to the discontinued operations and SVW restatements discussed above.

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

Effect of Reclassifying ASV to Discontinued Operations

For the three and six months ended June 30, 2016, the Company owned a 51% interest in ASV Holdings, Ins., which was formerly known as A.S.V., LLC (“ASV Holdings”).  On May 11, 2017, in anticipation of an initial public offering, ASV Holdings converted from an LLC to a C-Corporation and the Company’s 51% interest was converted to 4,080,000 common shares of ASV Holdings.  On May 17, 2017, in connection within its initial public offering, ASV Holdings sold 1,800,000 of its own shares and the Company sold 2,000,000 shares of ASV Holdings common stock.  The Company held a 21.2% interest in ASV Holdings, but no longer has a controlling interest in ASV Holdings.  ASV Holdings was deconsolidated during the quarter ended June 30, 2017 and is recorded as an equity investment starting with quarter ended June 30, 2017.  Since this 10-Q/A is being filed after the above described events, prior period financial statements included in this 10-Q/A have been restated to reflect ASV Holdings as a discontinued operation.

Additional entries not related to SVW

Adjustments were made to: reverse a sale transaction, adjust a deferred gain, increase an inventory reserve and to record additional rent expense and other corrections and reclassifications. These adjustments were identified in prior periods but were immaterial for recording at that time. As the Company has identified the restatement adjustments for recording in prior periods, management made the determination that it would also record these previously passed adjustments as part of the restatement of the financial statements.

See Note 2 to the consolidated financial statements which details the impact of the restatement on the Consolidated Balance Sheet as of June 30, 2017 and the Consolidated Statement of Operations, and Consolidated Statement of Cash Flow for the three and six months ended June 30, 2017 and 2016.

Internal Control and Disclosure Controls Considerations

Our Chief Executive Officer has determined that there were deficiencies in our internal control over financial reporting that constitute material weaknesses, as defined by SEC regulations, at June 30, 2017, with respect to procedures for:

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

Accordingly, our Chief Executive Officer has concluded that our internal control over financial reporting and disclosure controls and procedures, as defined by SEC regulations, were not effective at June 30, 2017, as discussed in Part I, Item 4 of this Form 10-Q/A.

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	As Restated	As Restated
	Unaudited	Unaudited
ASSETS
Current assets
Cash	$3,065	$4,541
Cash - restricted	773	773
Trade receivables (net)	43,994	32,982
Other receivables	2,378	1,082
Inventory (net)	71,263	69,487
Prepaid expense and other	4,676	4,624
Current assets of discontinued operations	—	46,645
Total current assets	126,149	160,134
Total fixed assets (net)	22,152	21,839
Intangible assets (net)	31,094	30,985
Goodwill	41,948	39,669
Equity investment in ASV Holdings, Inc.	14,560	—
Other long-term assets	1,600	1,605
Deferred tax asset	545	545
Long-term assets of discontinued operations	—	72,177
Total assets	$238,048	$326,954
LIABILITIES AND EQUITY
Current liabilities
Notes payable—short term	$30,702	$26,204
Current portion of capital lease obligations	850	338
Accounts payable	41,003	33,801
Accounts payable related parties	1,762	2,098
Accrued expenses	10,481	10,278
Other current liabilities	2,511	2,150
Current liabilities of discontinued operations	—	23,631
Total current liabilities	87,309	98,500
Long-term liabilities
Revolving term credit facilities	13,235	19,957
Notes payable (net)	31,078	32,832
Capital lease obligations, (net of current portion)	5,682	6,004
Convertible note related party (net)	6,932	6,862
Convertible note (net)	14,203	14,098
Deferred gain on sale of property	1,114	1,058
Deferred tax liability	3,287	3,242
Other long-term liabilities	3,723	4,127
Long-term liabilities of discontinued operations	—	42,645
Total long-term liabilities	79,254	130,825
Total liabilities	166,563	229,325
Commitments and contingencies
Equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at June 30, 2017 and December 31, 2016	—	—
Common Stock—no par value 25,000,000 shares authorized, 16,556,679 and 16,200,294 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	97,279	94,324
Paid in capital	2,618	2,918
Retained deficit	(26,254)	(20,505)
Accumulated other comprehensive loss	(2,158)	(4,272)
Equity attributable to shareholders of Manitex International, Inc.	71,485	72,465
Equity attributable to noncontrolling interests	—	25,164
Total equity	71,485	97,629
Total liabilities and equity	$238,048	$326,954

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	As Restated	As Restated	As Restated	As Restated
	Unaudited	Unaudited	Unaudited	Unaudited
Net revenues	$52,051	$45,745	$92,170	$92,975
Cost of sales	42,647	37,584	75,374	76,069
Gross profit	9,404	8,161	16,796	16,906
Operating expenses
Research and development costs	596	735	1,283	1,478
Selling, general and administrative expenses	8,574	9,540	17,515	18,488
Total operating expenses	9,170	10,275	18,798	19,966
Operating income (loss)	234	(2,114)	(2,002)	(3,060)
Other income (expense)
Interest expense:
Interest expense	(1,574)	(1,783)	(2,782)	(3,274)
Interest expense related to write off of debt issuance costs	—	(1,439)	—	(1,439)
Foreign currency transaction loss	(256)	(393)	(339)	(909)
Other income	70	620	343	602
Total other expense	(1,760)	(2,995)	(2,778)	(5,020)
Loss before income taxes and loss in non-marketable equity interest from continuing operations	(1,526)	(5,109)	(4,780)	(8,080)
Income tax (benefit) expense from continuing operations	(36)	43	135	(267)
Loss in non-marketable equity interest, net of taxes	—	(40)	—	(79)
Net loss from continuing operations	(1,490)	(5,192)	(4,915)	(7,892)
Discontinued operations
(Loss) income from operations of discontinued operations (including loss on disposal for the three and six months 2017 of $1,133 and a gain on disposal for the six months 2016 of $2,212)	(805)	2,051	(573)	4,863
Income tax expense (benefit)	6	(3,170)	(13)	(2,886)
(Loss) income from discontinued operations	(811)	5,221	(560)	7,749
Net (loss) income	(2,301)	29	(5,475)	(143)
Net income attributable to noncontrolling interest from discontinued operations	(160)	(399)	(274)	(272)
Net loss attributable to shareholders of Manitex International, Inc.	$(2,461)	$(370)	$(5,749)	$(415)
Earnings (loss) Per Share
Basic
Loss from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.09)	$(0.32)	$(0.30)	$(0.49)
(Loss) income from discontinued operations attributable to shareholders of Manitex International, Inc.	$(0.06)	$0.30	$(0.05)	$0.46
Net loss attributable to shareholders of Manitex International, Inc.	$(0.15)	$(0.02)	$(0.35)	$(0.03)
Diluted
Loss from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.09)	$(0.32)	$(0.30)	$(0.49)
(Loss) income from discontinued operations attributable to shareholders of Manitex International, Inc.	$(0.06)	$0.30	$(0.05)	$0.46
Net loss attributable to shareholders of Manitex International, Inc.	$(0.15)	$(0.02)	$(0.35)	$(0.03)
Weighted average common shares outstanding
Basic	16,553,667	16,125,788	16,512,061	16,115,695
Diluted	16,553,667	16,125,788	16,512,061	16,115,695

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	As Restated	As Restated	As Restated	As Restated
	Unaudited	Unaudited	Unaudited	Unaudited
Net (loss) income:	$(2,301)	$29	$(5,475)	$(143)
Other comprehensive income (loss)
Foreign currency translation adjustments	1,771	(981)	2,114	1,088
Total other comprehensive income (loss)	1,771	(981)	2,114	1,088
Comprehensive (loss) income	(530)	(952)	(3,361)	945
Comprehensive income attributed to noncontrolling interest	(160)	(399)	(274)	(272)
Total comprehensive (loss) income attributable to shareholders of Manitex International, Inc.	$(690)	$(1,351)	$(3,635)	$673

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2017	2016
	As Restated	As Restated
	Unaudited	Unaudited
Cash flows from operating activities:
Net loss	$(5,475)	$(143)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	2,688	3,705
Loss (gain) on sale of discontinued operations'	1,133	(2,212)
Changes in allowances for doubtful accounts	53	22
Changes in inventory reserves	(238)	295
Revaluation of contingent acquisition liability	(346)	(915)
Write down of goodwill	—	275
Deferred income taxes	(169)	(333)
Amortization and write off of deferred debt issuance costs	199	1,815
Amortization of debt discount	256	286
Change in value of interest rate swaps	(408)	(373)
Loss in non-marketable equity interest	—	79
Share-based compensation	357	565
Adjustment to deferred gain on sales and lease back	96	(116)
Loss (gain) on disposal of assets	172	(36)
Reserves for uncertain tax provisions	54	32
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(10,292)	2,355
(Increase) decrease in inventory	1,386	(5,283)
(Increase) decrease in prepaid expenses	(24)	(2,352)
(Increase) decrease in other assets	32	180
Increase (decrease) in accounts payable	4,472	(2,004)
Increase (decrease) in accrued expense	(295)	(2,013)
Increase (decrease) in other current liabilities	211	707
Increase (decrease) in other long-term liabilities	(307)	(136)
Discontinued operations - cash provided by (used for) operating activities	3,665	(5,288)
Net cash used for operating activities	(2,780)	(10,888)

Cash flows from investing activities:
Proceeds from the sale of fixed assets	—	187
Proceeds from the sale of discontinued operations (Note 17)	12,892	—
Purchase of property and equipment	(459)	(656)
Investment in intangibles other than goodwill	(41)	(55)
Discontinued operations - cash (used for) provided by investing activities	(84)	1,584
Net cash provided by investing activities	12,308	1,060
Cash flows from financing activities:
(Payments) borrowing on revolving term credit facilities	(6,722)	855
Net borrowings on working capital facilities	3,209	3,867
New borrowings—other	751	3,758
Debt issuance costs incurred	(50)	(408)
Note payments	(4,853)	(4,494)
Shares repurchased for income tax withholding on share-based compensation	(128)	(43)
Proceeds from stock offering	2,426
Proceeds from sale and lease back	—	4,080
Payments on capital lease obligations	(709)	(323)
Discontinued operations - cash (used for) provided by financing activities	(5,058)	2,948
Net cash (used for) provided by financing activities	(11,134)	10,240
Net (decrease) increase in cash and cash equivalents	(1,606)	412
Effect of exchange rate changes on cash	130	632
Cash and cash equivalents at the beginning of the year	5,314	5,918
Cash and cash equivalents at end of period	$3,838	$6,962

See Note 1 for supplemental cash flow disclosures

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except share and per share data)

1. Nature of Operations and Basis of Presentation

The Condensed Consolidated Balance Sheet at June 30, 2017 and the related Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2017 and 2016 (as restated) and Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2017 and 2016 (restated) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting only of normal recurring adjustments, except for the effects of the restatement described in Note 2 below) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods.  Interim results may not be indicative of results to be realized for the entire year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2016 (as restated).  The Condensed Consolidated Balance Sheet as of December 31, 2016 (as restated) was derived from our audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).  Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

The condensed consolidated financial statements include the accounts of Manitex International, Inc. and subsidiaries in which it has a greater than 50% voting interest (collectively, the “Company”).  All significant intercompany accounts, profits and transactions have been eliminated in consolidation.

The Company is a leading provider of engineered lifting solutions and operates as a single business segment.  Operating activities are conducted through the following wholly-owned subsidiaries: Manitex, Inc. (“Manitex”), Badger Equipment Company (“Badger”), PM Group S.pA. and Subsidiaries (“PM Group”), Manitex Valla S.r.l (“Valla”), Sabre Manufacturing, LLC (“Sabre”), Crane and Machinery, Inc. (“C&M”), and Crane and Machinery Leasing, Inc. (“C&M Leasing”).  The operations of SVW Crane & Equipment Company together with its wholly owned subsidiary, Rental Consulting Service Company (collectively “SVW”), has been determined to be a variable interest entity (“VIE”) that needs to be consolidated with the Company’s financial results.

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

Non-Cash Transactions

Supplemental and non-cash transactions information for the periods ended June 30, 2017 and 2016 are as follows:

	Six Months Ended June 30,
	2017	2016
	As Restated	As Restated
Interest paid in cash	$2,939	$6,163
Income tax payments (refunds) in cash	28	(1,030)

Non cash transactions
Issuance of common stock in connection with Terex note repayment	—	150
Equipment held for sale financed on a capital lease	896	—

Discontinued Operations

ASV

ASV is located in Grand Rapids, Minnesota and manufactures a line of high quality compact track and skid steer loaders. The products are used in site clearing, general construction, forestry, golf course maintenance and landscaping industries, with general construction being the largest.

Prior to the quarter ended June 30, 2017, the Company owned a 51% interest in ASV Holdings, Inc., which was formerly known as A.S.V., LLC (“ASV Holdings”).  On May 11, 2017, in anticipation of an initial public offering, ASV Holdings converted from an LLC to a C-Corporation and the Company’s 51% interest was converted to 4,080,000 common shares of ASV Holdings.  On May 17, 2017, in connection within its initial public offering, ASV Holdings sold 1,800,000 of its own shares and the Company sold 2,000,000 shares of ASV Holdings common stock.  As of June 30, 2017, the Company held a 21.2% interest in ASV Holdings, but no longer has a controlling interest in ASV holdings.  ASV Holdings was deconsolidated during the quarter ended June 30, 2017 and is recorded as an equity investment starting with quarter ended June 30, 2017.  Periods ending before June 30, 2017 reflected ASV as discontinued operations. Subsequent to June 30, 2017, the Company sold additional shares in ASV. See Note 18, Discontinued Operations, for additional discussion of the accounting treatment of the Company’s investment in ASV after the sale of the additional shares.

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

Note 2. Restatement of Previously Issued Financial Statements

The Company has restated its quarterly Consolidated Statements of Operations, Statement of Comprehensive Income (Loss) and the Statements of Cash Flows for the three and six months ended June 30, 2017 and 2016.  In addition, the Company has restated the Balance Sheets for the periods ended June 30, 2017 and December 31, 2016.

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

Description of the Restatement related to SVW

The following describes the impact of corrections that affect the three and six months ended June 30, 2017.  Information concerning 2016 impact is discussed in the Company’s amended 10-K/A for the year ended December 31, 2016.

Effect of Recording SVW Debt

As disclosed in Note 13, SVW has five notes outstanding with five financial institutions, each of which was effectively guaranteed by the Company. At June 30, 2017 the value of these notes totaled $9.5 million, net of debt issuance costs of $.3 million. Given SVW’s treatment as a VIE, and the fact that the Company effectively guaranteed it, this debt has been consolidated into the restated financial statement (column D).

Effect of Recording Sales to Third Party

Recognizing sales when SVW related inventory was sold to third parties.

(Balance Sheet – Column C, Statement of Operations – Column M)

Effect of Recording Crane Rentals

Income on the rental of SVW related inventory to third parties has been recorded as revenues for the corresponding.

(Balance Sheet – Column H, Statement of Operations – Column Q)

Effect of Treating Funds Sent to SVW’s Wholly-Owned Subsidiary as Advances

During the three months ended June 30, 2017 there were no payments that the Company had originally classified as expenses paid to SVW’s wholly-owned subsidiary.  Given SVW’s treatment as a VIE these payments have been reclassified as intercompany advances.  (Balance Sheet – Column E, Statement of Operations – Column N)

Recording of Payments Made by SVW to Lenders

This includes the impact of payments made in connection with the aforementioned SVW debt. (Balance Sheet – Column F, Statement of Operations – Column O)

Cumulative Income Tax Effect

This includes the impact on the income taxes for the quarter and six months ended June 30, 2017 related to the discontinued operations and SVW restatements discussed above. (Balance Sheet – Column G, Statement of Operations – Column P)

Description of the Restatement not related to SVW

Other

The Company disclosed a partial residual value guarantee to support a customer’s financing of equipment purchased from the Company that was previously not disclosed (see Note 15). A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date if certain conditions are met by the customer. The Company has issued partial residual guarantees that have maximum exposure of approximately $1.6 million.  The Company, however, does not have any reason to believe that any exposure from such a guarantee is either probable or estimable at this time, as such, no liability has been recorded. The Company’s liability from its guarantees may be affected by economic conditions in used equipment markets at the time of loss.

This includes minor rounding and reclassification adjustments not included in previous categories.

(Balance Sheet – Column I, Statement of Operations – Column S)

Effect of Reclassifying ASV to Discontinued Operations

During the three and six month period ended June 30, 2016, the Company owned a 51% interest in ASV Holdings, Ins., which was formerly known as A.S.V., LLC (“ASV Holdings”).  On May 11, 2017, in anticipation of an initial public offering, ASV Holdings converted from an LLC to a C-Corporation and the Company’s 51% interest was converted to 4,080,000 common shares of ASV Holdings.  On May 17, 2017, in connection within its initial public offering, ASV Holdings sold 1,800,000 of its own shares and the Company sold 2,000,000 shares of ASV Holdings common stock.  The Company held a 21.2% interest in ASV Holdings, but no longer has a controlling interest in ASV holdings.  ASV Holdings was deconsolidated during the quarter ended June 30, 2017 and is recorded as an equity investment starting with quarter ended June 30, 2017.  Since this 10-Q/A is being filed after the above described events, prior period financial statements included in this 10-Q/A have been restated to reflect ASV Holdings as a discontinued operation.

Additional entries not related to SVW

Adjustments were made to:  reverse a sale transaction, adjust a deferred gain, increase an inventory reserve and to record additional rent expense and other corrections and reclassifications not related to SVW. These adjustments were identified in prior periods but were immaterial for recording at that time. As the Company has identified the restatement adjustments for recording in prior periods, management made the determination that it would also record these previously passed adjustments as part of the restatement of the financial statements. (Balance Sheet – Column J, Statement of Operations – Column R, Statement of Cash Flows – Column X)

See the Company’s Amended Annual Report for the year ended December 31, 2016 for the table that shows the impact that the restatement had on the Company’s Balance Sheet for the year ended December 31, 2016.

The following tables reflect adjustments (restatements) to correct errors identified in connection with the Company’s review of its financial results for the quarters ended June 30, 2017 and 2016.

MANITEX INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2017

(In thousands, except share and per share data)

(unaudited)

	A	B	C	D	E	F	G	H	I	J	K
	As Previously Reported on Form 10-Q	Cumulative Effect of Prior Year Adjustments	Sales of Units to Third Parties	Effect of Recording SVW Debt	Effect of Treating Funds Sent to SVW as Advances	Recording Payments Made by SVW to Lenders	Cumulative Income Tax Effect	Crane Rentals	Other SVW Related Adjustments	Other Not SVW Related Adjustments	As Restated
ASSETS
Current assets
Cash	$2,816	$5	$1,529	$254	$589	$(2,130)	$—	$106	$(104)	$—	$3,065
Cash - restricted	773	—	—	—	—	—	—	—	—	—	773
Trade receivables (net)	43,994	(682)	682	—	—	—	—	—	—	—	43,994
Accounts receivable from related party		—	—	—	—	—	—	—	—	—	—
Other receivables	2,392	(250)	236	—	—	—	—	—	—	—	2,378
Inventory (net)	63,487	9,508	(1,600)	—	—	—	—	—	—	(132)	71,263
Prepaid expense and other	4,454	389	(108)	—	—	—	(59)	—	—	—	4,676
Current assets of discontinued operations	—	—	—	—	—	—	—	—	—	—	—
Total current assets	117,916	8,970	739	254	589	(2,130)	(59)	106	(104)	(132)	126,149
Total fixed assets (net)	22,152	—	—	—	—	—	—	—	—	—	22,152
Intangible assets (net)	31,094	—	—	—	—	—	—	—	—	—	31,094
Goodwill	41,948	—	—	—	—	—	—	—	—	—	41,948
Equity investment in ASV Holdings	14,560	—	—	—	—	—	—	—	—	—	14,560
Other long-term assets	1,600	—	—	—	—	—	—	—	—	—	1,600
Deferred tax asset	545	—	—	—	—	—	—	—	—	—	545
Non-marketable equity investment	—	—	—	—	—	—	—	—	—	—	—
Long-term assets of discontinued operations	—	—	—	—	—	—	—	—	—	—	—
Total assets	$229,815	$8,970	$739	$254	$589	$(2,130)	$(59)	$106	$(104)	$(132)	$238,048
LIABILITIES AND EQUITY
Current liabilities
Notes payable—short term	$28,972	$1,796	$—	$74	$—	$(140)	$—	$—	$—	$—	$30,702
Current portion of capital lease obligations	850	—	—	—	—	—	—	—	—	—	850
Accounts payable	40,847	—	—	—	—	—	—	—	—	156	41,003
Accounts payable related parties	1,762	—	—	—	—	—	—	—	—	—	1,762
Accrued expenses	10,528	—	(47)	—	—	—	—	—	—	—	10,481
Other current liabilities	2,511	—	—	—	—	—	—	—	—	—	2,511
Current liabilities of discontinued operations	—	—	—	—	—	—	—	—	—	—	—
Total current liabilities	85,470	1,796	(47)	74	—	(140)	—	—	—	156	87,309
Long-term liabilities
Revolving term credit facilities	13,235	—	—	—	—	—	—	—	—	—	13,235
Notes payable	23,261	9,113	—	180	—	(1,476)	—	—	—	—	31,078
Capital lease obligations	5,682	—	—	—	—	—	—	—	—	—	5,682
Convertible note-related party (net)	6,932	—	—	—	—	—	—	—	—	—	6,932
Convertible note (net)	14,203	—	—	—	—	—	—	—	—	—	14,203
Deferred gain on sale of building	947	—	(39)	—	—	—	—	—	—	206	1,114
Deferred tax liability	3,287	—		—	—	—	—	—	—	—	3,287
Other long-term liabilities	3,382	(6)	347	—	—	—	—	—	—	—	3,723
Long-term liabilities of discontinued operations	—	—	—	—	—	—	—	—	—	—	—
Total long-term liabilities	70,929	9,107	308	180	—	(1,476)	—	—	—	206	79,254
Total liabilities	156,399	10,903	261	254	—	(1,616)	—	—	—	362	166,563
Commitments and contingencies
Equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at June 30, 2017	—	—	—	—	—	—	—	—	—	—	—
Common Stock—no par value 25,000,000 shares authorized, 16,556,679shares issued and outstanding at June 30, 2017	97,279	—	—	—	—	—	—	—	—	—	97,279
Paid in capital	2,618	—	—	—	—	—	—	—	—	—	2,618
Retained earnings	(24,309)	(1,933)	464	—	589	(514)	(59)	106	(104)	(494)	(26,254)
Accumulated other comprehensive loss	(2,172)	—	14	—	—	—	—	—	—	—	(2,158)
Equity attributable to shareholders of Manitex International, Inc.	73,416	(1,933)	478	—	589	(514)	(59)	106	(104)	(494)	71,485
Equity attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—
Total equity	73,416	(1,933)	478	—	589	(514)	(59)	106	(104)	(494)	71,485
Total liabilities and equity	$229,815	$8,970	$739	$254	$589	$(2,130)	$(59)	$106	$(104)	$(132)	$238,048

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2017

(In thousands, except share and per share data)

(unaudited)

	L	M	N	O	P	Q	R	S	T
	As Previously Reported on Form 10-Q	Sales of Units to Third Parties	Effect of Treating Funds Sent to SVW as Advances	Recording Payments Made by SVW to Lenders	Cumulative Income Tax Effect	Crane Rentals	Adjustments Not Related to SVW	Other	As Restated
Net revenues	$51,592	$393	$—	$—	$—	$66	$—	$—	$52,051
Cost of sales	42,163	277	—	—	—	—	172	35	42,647
Gross profit	9,429	116	—	—	—	66	(172)	(35)	9,404
Operating expenses									—
Research and development costs	596	—	—	—	—	—	—	—	596
Selling, general and administrative expenses	8,657	(91)	—	—	—	—	—	8	8,574
Total operating expenses	9,253	(91)	—	—	—	—	—	8	9,170
Operating income (loss)	176	207	—	—	—	66	(172)	(43)	234
Other income (expense)
Interest expense	(1,301)	—	—	(273)	—	—	—	—	(1,574)
Interest expense related to write off of debt issuance costs	—	—	—	—	—	—	—	—	—
Foreign currency transaction loss	(256)	—	—	—	—	—	—	—	(256)
Other income (loss)	(7)	78	—	—	—	—	—	(1)	70
Total other (expense) income	(1,564)	78	—	(273)	—	—	—	(1)	(1,760)
(Loss) income before income taxes and loss in non- marketable equity interest from continuing operations	(1,388)	285	—	(273)	—	66	(172)	(44)	(1,526)
Income tax (benefit) expense from continuing operations	(23)	—	—	—	(13)	—	—	—	(36)
Loss in non-marketable equity interest, net of taxes	—	—	—	—		—	—	—	—
Net (loss) income from continuing operations	(1,365)	285	—	(273)	13	66	(172)	(44)	(1,490)
Discontinued operations: (Note 25)
Loss from operations of discontinued operation	(805)	—	—	—	—	—	—	—	(805)
Income tax benefit (expense)	(4)	—	—	—	10	—	—	—	6
Loss on discontinued operations	(801)	—	—	—	(10)	—	—	—	(811)
Net (loss) income	(2,166)	285	—	(273)	3	66	(172)	(44)	(2,301)
Net loss (income) attributable to noncontrolling interest	(160)								(160)
Net (loss) income attributable to shareholders of Manitex International, Inc.	$(2,326)	$285	$—	$(273)	$3	$66	$(172)	$(44)	$(2,461)
Earnings (loss) Per Share
Basic
(Loss) earnings from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.08)								$(0.09)
Loss from discontinued operations attributable to shareholders of Manitex International, Inc.	$(0.06)								$(0.06)
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$(0.14)								$(0.15)

Diluted
(Loss) earnings from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.08)								$(0.09)
Loss from discontinued operations attributable to shareholders of Manitex International, Inc.	$(0.06)								$(0.06)
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$(0.14)								$(0.15)

Weighted average common shares outstanding
Basic	16,553,667								16,553,667
Diluted	16,553,667								16,553,667

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2016

(In thousands, except share and per share data)

(unaudited)

	As Previously Reported on Form 10-Q	Effect of Reclassifying Entities into Discontinued Operations	Reversal of Sales to SVW	Effect of Treating Funds Sent to SVW as Advances	Recording Payments Made by SVW to Lenders	Cumulative Income Tax Effect	Other	As Restated
Net revenues	$48,685	$—	$(2,940)	$—	$—	$—	$—	$45,745
Cost of sales	39,938	—	(2,606)	—	—	—	252	37,584
Gross profit	8,747	—	(334)	—	—	—	(252)	8,161
Operating expenses								—
Research and development costs	735	—	—	—	—	—	—	735
Selling, general and administrative expenses	9,540	—	—	—	—	—	—	9,540
Total operating expenses	10,275	—	—	—	—	—	—	10,275
Operating (loss) income	(1,528)	—	(334)	—	—	—	(252)	(2,114)
Other income (expense)
Interest expense	(1,783)	—	—	—	—	—	—	(1,783)
Interest expense related to write off of debt issuance costs	(1,439)	—	—	—	—	—	—	(1,439)
Foreign currency transaction loss	(393)	—	—	—	—	—	—	(393)
Other income (loss)	620	—	—	—	—	—	—	620
Total other expense	(2,995)	—	—	—	—	—	—	(2,995)
(Loss) income before income taxes and loss in non- marketable equity interest from continuing operations	(4,523)	—	(334)	—	—	—	—	(5,109)
Income tax (benefit) expense from continuing operations	(2,051)	1,801	—	—	—	293	—	43
Loss in non-marketable equity interest, net of taxes	(40)	—	—	—	—	—	—	(40)
Net (loss) income from continuing operations	(2,512)	(1,801)	(334)	—	—	(293)	—	(5,192)
Discontinued operations: (Note 25)
Loss from operations of discontinued operatios	2,051	—	—	—	—	—	—	2,051
Income tax expense	926	(4,096)	—	—	—	—	—	(3,170)
(Loss) income on discontinued operations	1,125	4,096	—	—	—	—	—	5,221
Net (loss) income	(1,387)	2,295	(334)	—	—	(293)	—	29
Net loss (income) attributable to noncontrolling interest	(399)	—	—	—	—	—	—	(399)
Net (loss) income attributable to shareholders of Manitex International, Inc.	$(1,786)	$2,295	$(334)	$—	$—	$(293)	$—	$(370)
Earnings (loss) Per Share
Basic
(Loss) earnings from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.16)							$(0.32)
Loss from discontinued operations attributable to shareholders of Manitex International, Inc.	$0.05							$0.30
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$(0.11)							$(0.02)

Diluted
(Loss) earnings from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.16)							$(0.32)
Loss from discontinued operations attributable to shareholders of Manitex International, Inc.	$0.05							$0.30
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$(0.11)							$(0.02)

Weighted average common shares outstanding
Basic	16,125,788							16,125,788
Diluted	16,125,788							16,125,788

See the Company's Amended Annual Report filed on Form 10-K/A for the year ended December 31, 2016 for an explanation of the adjustments shown on this table.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(In thousands, except share and per share data)

(unaudited)

	As Previously Reported on Form 10-Q	Sales of Units to Third Parties	Effect of Treating Funds Sent to SVW as Advances	Recording Payments Made by SVW to Lenders	Cumulative Income Tax Effect	Crane Rentals	Adjustments Not Related to SVW	Other	As Restated
Net revenues	$91,434	$1,183	$—	$—	$—	$112	$(559)	$—	$92,170
Cost of sales	74,503	888	—	—	—	6	(65)	42	75,374
Gross profit	16,931	295	—	—	—	106	(494)	(42)	16,796
Operating expenses									—
Research and development costs	1,283	—	—	—	—	—	—	—	1,283
Selling, general and administrative expenses	18,133	(91)	(589)	—	—	—	—	62	17,515
Total operating expenses	19,416	(91)	(589)	—	—	—	—	62	18,798
Operating (loss) income	(2,485)	386	589	—	—	106	(494)	(104)	(2,002)
Other income (expense)
Interest expense	(2,268)	—	—	(514)	—	—	—	—	(2,782)
Interest expense related to write off of debt issuance costs	—	—	—	—	—	—	—	—	—
Foreign currency transaction loss	(339)	—	—	—	—	—	—	—	(339)
Other income (loss)	265	78	—	—	—	—	—	—	343
Total other (expense) income	(2,342)	78	—	(514)	—	—	—	—	(2,778)
(Loss) income before income taxes and loss in non- marketable equity interest from continuing operations	(4,827)	464	589	(514)	—	106	(494)	(104)	(4,780)
Income tax (benefit) expense from continuing operations	86	—	—	—	49	—	—	—	135
Loss in non-marketable equity interest, net of taxes	—	—	—	—	—	—	—	—	—
Net (loss) income from continuing operations	(4,913)	464	589	(514)	(49)	106	(494)	(104)	(4,915)
Discontinued operations: (Note 25)
Loss from operations of discontinued operations (including loss on disposal of $1,133 in 2017)	(573)	—	—	—	—	—	—	—	(573)
Income tax benefit (expense)	(23)	—	—	—	10	—	—	—	(13)
(Loss) income on discontinued operations	(550)	—	—	—	(10)	—	—	—	(560)
Net (loss) income	(5,463)	464	589	(514)	(59)	106	(494)	(104)	(5,475)
Net loss (income) attributable to noncontrolling interest	(274)	—	—	—	—	—	—	—	(274)
Net (loss) income attributable to shareholders of Manitex International, Inc.	$(5,737)	$464	$589	$(514)	$(59)	$106	$(494)	$(104)	$(5,749)
Earnings (loss) Per Share
Basic
(Loss) earnings from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.30)								$(0.30)
Loss from discontinued operations attributable to shareholders of Manitex International, Inc.	$(0.05)								$(0.05)
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$(0.35)								$(0.35)

Diluted
(Loss) earnings from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.30)								$(0.30)
Loss from discontinued operations attributable to shareholders of Manitex International, Inc.	$(0.05)								$(0.05)
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$(0.35)								$(0.35)

Weighted average common shares outstanding
Basic	16,512,061								16,512,061
Diluted	16,512,061								16,512,061

The adjustments on this table represent the summation of the adjustments for three months ended June 30, 2017 and the adjustments for three months ended March 31, 2017 that are detailed in the 10-Q/A for the period ended March 31, 2017.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(In thousands, except share and per share data)

(unaudited)

	As Previously Reported on Form 10-Q	Effect of Reclassifying Entities into Discontinued Operations	Reversal of Sales to SVW	Effect of Treating Funds Sent to SVW as Advances	Recording Payments Made by SVW to Lenders	Cumulative Income Tax Effect	Other	As Restated
Net revenues	$105,603	$—	$(12,628)	$—	$—	$—	$—	$92,975
Cost of sales	86,063	—	(10,246)	—	—	—	252	76,069
Gross profit	19,540	—	(2,382)	—	—	—	(252)	16,906
Operating expenses								—
Research and development costs	1,478	—	—	—	—	—	—	1,478
Selling, general and administrative expenses	18,488	—	—	—	—	—	—	18,488
Total operating expenses	19,966	—	—	—	—	—	—	19,966
Operating (loss) income	(426)	—	(2,382)	—	—	—	(252)	(3,060)
Other income (expense)
Interest expense	(3,274)	—	—	—	—	—	—	(3,274)
Interest expense related to write off of debt issuance costs	(1,439)	—	—	—	—	—	—	(1,439)
Foreign currency transaction loss	(909)	—	—	—	—	—	—	(909)
Other income (loss)	602	—	—	—	—	—	—	602
Total other expense	(5,020)	—	—	—	—	—	—	(5,020)
(Loss) income before income taxes and loss in non- marketable equity interest from continuing operations	(5,446)	—	(2,382)	—	—	—	—	(8,080)
Income tax (benefit) expense from continuing operations	(109)	—	—	—	—	(158)	—	(267)
Loss in non-marketable equity interest, net of taxes	(79)	—	—	—	—	—	—	(79)
Net (loss) income from continuing operations	(5,416)	—	(2,382)	—	—	158	—	(7,892)
Discontinued operations: (Note 25)
Loss from operations of discontinued operations (including a gain on disposal of $2,212 in 2016)	4,863	—	—	—	—	—	—	4,863
Income tax expense	(499)	(2,387)	—	—	—	—	—	(2,886)
(Loss) income on discontinued operations	5,362	2,387	—	—	—	—	—	7,749
Net (loss) income	(54)	2,387	(2,382)	—	—	158	—	(143)
Net loss (income) attributable to noncontrolling interest	(272)	—	—	—	—	—	—	(272)
Net (loss) income attributable to shareholders of Manitex International, Inc.	$(326)	$2,387	$(2,382)	$—	$—	$158	$—	$(415)
Earnings (loss) Per Share
Basic
(Loss) earnings from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.34)							$(0.49)
Loss from discontinued operations attributable to shareholders of Manitex International, Inc.	$0.32							$0.46
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$(0.02)							$(0.03)

Diluted
(Loss) earnings from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.34)							$(0.49)
Loss from discontinued operations attributable to shareholders of Manitex International, Inc.	$0.32							$0.46
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$(0.02)							$(0.03)

Weighted average common shares outstanding
Basic	16,115,695							16,115,695
Diluted	16,115,695							16,115,695

The adjustments on this table represent the summation of the adjustments for three months ended March 31, 2016 and the adjustments for three months ended June 30, 2016 that are detailed in the Company Amended Annual Report filed on Form 10-K/A for the December 31, 2016.

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(In thousands)

(unaudited)

	U	V	W	X	Y
	AS Previously Reported on Form 10-Q	Impact of SVW Related Corrections (1)	Income Tax Impact	Other Corrections and Reclassification	As Restated
Cash flows from operating activities:
Net (loss) income	$(5,463)	$541	$(59)	$(494)	$(5,475)
Adjustments to reconcile net income to cash (used) provide by for operating activities:
Depreciation and amortization	2,688	—	—	—	2,688
Loss (gain) on sale of discontinued operations	—	1,133	—	—	1,133
Changes in allowances for doubtful accounts	55	—	—	(2)	53
Acquisition expenses financed by seller	—	—	—	—	—
Loss (gain) on disposal of assets	16	—	—	156	172
Changes in inventory reserves	(237)	—	—	(1)	(238)
Deferred income taxes	(169)	—	—	—	(169)
Amortization of deferred financing cost	196	—	—	3	199
Revaluation of contingent acquisition liability	(346)	—	—	—	(346)
Write down of goodwill	—	—	—	—	—
Amortization of debt discount	219	37	—	—	256
Change in value of interest rate swaps	(408)	—	—	—	(408)
Loss in non-marketable equity interest	—	—	—	—	—
Share-based compensation	357	—	—	—	357
Deferred gain on sale and lease back	(71)	(39)	—	206	96
Reserves for uncertain tax provisions	54	—	—	—	54
Loss on sale of discontinued operations	—	—	—	—	—
Changes in operating assets and liabilities:	—	—	—	—	—
(Increase) decrease in accounts receivable	(9,385)	(907)	—	—	(10,292)
(Increase) decrease in inventory	(347)	1,601	—	132	1,386
(Increase) decrease in prepaid expenses	(192)	109	59	—	(24)
(Increase) decrease in other assets	32	—	—	—	32
Increase (decrease) in accounts payable	4,471	—	—	1	4,472
Increase (decrease) in accrued expense	(249)	(46)	—	—	(295)
Increase (decrease) in income tax payable on ASV conversion	—	—	—	—	—
Increase (decrease) in other current liabilities	211	—	—	—	211
Increase (decrease) in other long-term liabilities	(654)	347	—	—	(307)
Discontinued operations - cash provided by (used) for operating activities	4,797	(1,133)	—	1	3,665
Net cash (used) for provided by operating activities	(4,425)	1,643	—	2	(2,780)

Cash flows from investing activities:

Acquisition of businesses, net of cash acquired	—	—	—	—	—
Proceeds from the sale of fixed assets	—	—	—	—	—
Purchase of property and equipment	(449)	—	—	(10)	(459)
Investment in intangibles other than goodwill	(40)	—	—	(1)	(41)
Proceeds from the sale of discontinued operations	12,892	—	—	—	12,892
Discontinued operations - cash used for investing activities	(84)	—	—	—	(84)
Net cash provided by (used) for investing activities	12,319	—	—	(11)	12,308
Cash flows from financing activities:
Borrowings—2014 term loan	—	—	—	—	—
Repayment of 2014 term loan	—	—	—	—	—
Net proceeds from stock offering	—	—	—	—	—

	U	V	W	X	Y
	AS Previously Reported on Form 10-Q	Impact of SVW Related Corrections (1)	Income Tax Impact	Other Corrections and Reclassification	As Restated
New borrowings—convertible notes	—	—	—	—	—
(Payments) Borrowing on revolving term credit facilities	(6,722)	—	—	—	(6,722)
Net borrowings (repayments) on working capital facilities	3,209	—	—	—	3,209
Investment received from noncontrolling interest	—	—	—	—	—
New borrowings—except 2014 term loan	518	233	—	—	751
Note payments	(3,218)	(1,635)	—	—	(4,853)
Bank fees and cost related to new financing	(50)	—	—	—	(50)
Shares repurchased for income tax withholding on share-based compensation	(128)	—	—	—	(128)
Proceeds from stock offering	2,426	—	—	—	2,426
Proceeds from sale and leaseback	—	—	—	—	—
Excess tax benefits related to vesting of restricted stock	—	—	—	—	—
Proceeds from capital leases	—	—	—	—	—
Payments on capital lease obligations	(709)	—	—	—	(709)
Discontinued operations - cash used for financing activities	(5,058)	—	—	—	(5,058)
Net cash (used) for provided by financing activities	(9,732)	(1,402)	—	—	(11,134)
Net (decrease) increase in cash and cash equivalents	(1,838)	241	—	(9)	(1,606)
Effect of exchange rate changes on cash	116	14	—	—	130
Cash and cash equivalents at the beginning of the year	5,311	3	—	—	5,314
Cash and cash equivalents at end of period	$3,589	$258	$—	$(9)	$3,838

(1) This column summarizes the impact of adjustments reflected on the Balance Sheets and Statement of Operations related to SVW.

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(In thousands)

(unaudited)

	U	V	W	X	Y
	As Previously Reported on Form 10-Q	Impact of SVW Related Corrections	Income Tax Impact	Other Corrections and Reclasifications	As Restated
Cash flows from operating activities:
Net (loss) income	$(54)	$(2,382)	$2,293	$—	$(143)
Adjustments to reconcile net income to cash (used) provide by for operating activities:					—
Depreciation and amortization	3,593	—	—	112	3,705
Loss (gain) on sale of discontinued operations	—	—	—	(2,212)	(2,212)
Changes in allowances for doubtful accounts	68	—	—	(46)	22
Acquisition expenses financed by seller		—	—	—	—
Loss (gain) on disposal of assets	(43)	—	—	7	(36)
Changes in inventory reserves	548	—	—	(253)	295
Deferred income taxes	(283)	—	—	(50)	(333)
Amortization of deferred financing cost	1,815	—	—	—	1,815
Revaluation of contingent acquisition liability	(915)	—	—	—	(915)
Write down of goodwill	275	—	—	—	275
Amortization of debt discount	286	—	—	—	286
Change in value of interest rate swaps	(373)	—	—	—	(373)
Loss in non-marketable equity interest	79	—	—	—	79
Share-based compensation	565	—	—	—	565
Deferred gain on sale and lease back	(118)	—	—	2	(116)
Reserves for uncertain tax provisions	32	—	—	—	32
Loss on sale of discontinued operations		—	—	—	—
Changes in operating assets and liabilities:		—	—	—	—
(Increase) decrease in accounts receivable	(7,527)	9,751	—	131	2,355
(Increase) decrease in inventory	4,460	(10,246)	—	503	(5,283)
(Increase) decrease in prepaid expenses	311	(117)	(2,293)	(253)	(2,352)
(Increase) decrease in other assets	182	—	—	(2)	180
Increase (decrease) in accounts payable	(1,661)	—	—	(343)	(2,004)
Increase (decrease) in accrued expense	(2,017)	—	—	4	(2,013)
Increase (decrease) in income tax payable on ASV conversion		—	—	—	—
Increase (decrease) in other current liabilities	708	—	—	(1)	707
Increase (decrease) in other long-term liabilities	(136)	—	—		(136)
Discontinued operations - cash provided by (used) for operating activities	(7,046)	—	—	1,758	(5,288)
Net cash used for operating activities	(7,251)	(2,994)	—	(643)	(10,888)

Cash flows from investing activities:

Acquisition of businesses, net of cash acquired	—	—	—	—	—
Proceeds from the sale of fixed assets	187	—	—	—	187
Purchase of property and equipment	(654)	—	—	(2)	(656)
Investment in intangibles other than goodwill	(55)	—	—	—	(55)
Proceeds from the sale of discontinued operations	—	—	—	—	—
Discontinued operations - cash used for investing activities	4,034	—	—	(2,450)	1,584
Net cash provided by (used) for investing activities	3,512	—	—	(2,452)	1,060
Cash flows from financing activities:
Borrowings—2014 term loan	—	—	—	—	—
Repayment of 2014 term loan	—	—	—	—	—
Net proceeds from stock offering	—	—	—	—	—
New borrowings—convertible notes	—	—	—	—	—
Borrowing on revolving term credit facilities	855	—	—	—	855
Net borrowings (repayments) on working capital facilities	3,865	—	—	2	3,867
Investment received from noncontrolling interest	—	—	—	—	—

	U	V	W	X	Y
	As Previously Reported on Form 10-Q	Impact of SVW Related Corrections	Income Tax Impact	Other Corrections and Reclasifications	As Restated
New borrowings—except 2014 term loan	749	3,009	—	—	3,758
Note payments	(4,556)		—	62	(4,494)
Bank fees and cost related to new financing	(393)	(15)	—	—	(408)
Shares repurchased for income tax withholding on share-based compensation	(43)	—	—	—	(43)
Proceeds from stock offering		—	—	—	—
Proceeds from sale and leaseback	4,080	—	—	—	4,080
Excess tax benefits related to vesting of restricted stock	—	—	—	—	—
Proceeds from capital leases	—	—	—	—	—
Payments on capital lease obligations	(322)	—	—	(1)	(323)
Discontinued operations - cash used for financing activities	498	—	—	2,450	2,948
Net cash provided by financing activities	4,733	—	—	2,513	10,240
Net (decrease) increase in cash and cash equivalents	994	—	—	(582)	412
Effect of exchange rate changes on cash	324			308	632
Cash and cash equivalents at the beginning of the year	8,578			(2,660)	5,918
Cash and cash equivalents at end of period	$9,896	$—	$—	$(2,934)	$6,962

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

Although the Company does not have an ownership interest in S.V.W. Equipment & Crane Company and its wholly owned subsidiary Rental Consulting Services Corporation (collectively “SVW”), the Company has the power to direct the activities of SVW that most significantly impact its economic performance and is absorbing the losses.  As such, the Company has determined that SVW is a VIE that requires consolidation.  SVW has obtained financing and has remitted the proceeds to the Company using inventory (cranes) owned by the Company as collateral.  The finance companies that hold the loans have a perfected security interest in the inventory and therefore have recourse against this specific inventory. Furthermore, the debt taken on by the SVW was effectively guaranteed by the Company pursuant to certain related agreements.

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

Guarantees

The Company has issued residual guarantees to financial institutions related to a customer financing of equipment purchased by the customer.  The Company must assess the probability of losses if the fair market value is less than the guaranteed residual value.

The Company has issued residual guarantees that have maximum exposure of approximately $1.6 million.  The Company, however, does not have any reason to believe that any exposure from such a guarantee is either probable or estimable at this time, as such, no liability has been recorded. The Company’s ability to recover any losses incurred under the guarantees may be affected by economic conditions in used equipment markets at the time of loss.

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

Accounting for Equity Investments

The Company is accounting for its 21.2% investment in ASV Holdings under the equity method of accounting.  Under the equity method, the Company’s share of the net income (loss) of ASV Holdings is recognized as income (loss) in the Company’s statement of operations and added to the investment account, and dividends received from ASV Holdings are treated as a reduction of the investment account.  ASV Holdings’ earnings are recorded on a one quarter lag as ASV Holdings may not report earnings in time to be included in the Company’s financial statements for any given reporting period.

On May 17, 2017, the Company’s investment in ASV Holdings exceeded the proportional share of ASV Holdings’ net assets. Under current applicable guidance, assets and liabilities of the investee (ASV Holdings) are valued at fair market value on the date of the investment.   The Company investment, however, is not adjusted for the difference between the Company’s proportional share of the net assets and the fair value of the assets that existed on the date that the investment was made.   The differences are accounted for on a memo basis.  The differences can be either of temporary nature or permanent differences.  Adjustment to inventory and identifiable intangible assets with finite lives are temporary differences.  Fair market adjustments to land and goodwill are examples of permanent differences.  Differences related to temporary items are amortized over their lives.  Earnings recognized are the proportional share of investee’s income for the period adjusted for reversal of any timing differences or additional amortization related to the memo fair market adjustments of identifiable intangible assets that have finite lives.

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

The following is summary of items that the Company measures at fair value on a recurring basis:

	Fair Value at June 30, 2017
	Level 1	Level 2	Level 3	Total
Asset
Forward currency exchange contracts	$—	$125	$—	$125
Total current assets at fair value	$—	$125	$—	$125
Liabilities:
Interest rate swap contracts	$—	$7	$—	$7
Valla contingent consideration	—	—	209	209
Total recurring liabilities at fair value	$—	$7	$209	$216

	Fair Value at December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Forward currency exchange contracts	$—	$159	$—	$159
Interest rate swap contracts	—	405	—	405
PM contingent liabilities	—	—	316	316
Valla contingent consideration	—	—	193	193
Total liabilities at fair value	$—	$564	$509	$1,073

	Fair Value Measurements Using Significant Unobservable Inputs (level 3)
	PM Contingent Liability	Valla Contingent Consideration	Total
Liabilities:
Balance at December 31, 2016	$316	$193	$509
Effect of change in exchange rates	—	16	16
Change in fair value during the period	(316)	—	(316)
Balance at June 30, 2017	$—	$209	$209

Fair Value Measurements

ASC 820-10 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	—	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	—	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3	—	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

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

Forward Currency Contracts

When the Company receives a significant order in a currency other than the operating unit’s functional currency, management may evaluate different options that are available to mitigate future currency exchange risks. The decision to hedge future sales is not automatic and is decided case by case. The Company only uses hedge instruments to hedge firm existing sales orders and not estimated exposure, when management determines that exchange risks exceed desired risk tolerance levels. The forward currency contracts used to hedge future sales are designated as cash flow hedges under ASC 815-10 provided certain criteria are met.   For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (date of sale). Gains or losses on cash flow hedges when recognized into income are included in net revenues. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The Company expects minimal ineffectiveness as the Company has hedged only firm sales orders and has not hedged estimated exposures.  As of June 30, 2017, the Company had no outstanding forward currency contracts that were in place to hedge future sales. Therefore, there are currently no unrealized pre-tax gains or losses which will reclassified from other comprehensive income into earnings during the next 12 months.

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

6. Net Earnings (Loss) per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of convertible debt and restricted stock units. Details of the calculations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	As Restated	As Restated	As Restated	As Restated
Net income (loss) attributable to shareholders of Manitex International, Inc.
Net Loss from continuing operations attributable to shareholders of Manitex International, Inc.	$(1,490)	$(5,192)	$(4,915)	$(7,892)
Income from operations of discontinued operations, net of income taxes	296	3,690	548	4,228
Less: Loss (income) attributable to noncontrolling interest from discontinued operations	(160)	(399)	(274)	(272)
Income from operations of discontinued operations attributable to shareholders of Manitex International, Inc., net of income taxes	136	3,291	274	3,956
Loss on sale of discontinued operations, net of income taxes	(1,107)	1,531	(1,108)	3,521
Net loss attributable to shareholders of Manitex International, Inc.	$(2,461)	$(370)	$(5,749)	$(415)

Earnings (loss) per share
Basic
Loss from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.09)	$(0.32)	$(0.30)	$(0.49)
Earnings from operations of discontinued operations attributable to shareholders of Manitex International, Inc., net of income taxes	$0.01	$0.20	$0.02	$0.25
Loss on sale of discontinued operations attributable to shareholders of Manitex International, Inc., net of income taxes	$(0.07)	$0.09	$(0.07)	$0.22
Loss attributable to shareholders of Manitex International, Inc.	$(0.15)	$(0.02)	$(0.35)	$(0.03)

Diluted
Loss from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.09)	$(0.32)	$(0.30)	$(0.49)
Earnings from operations of discontinued operations attributable to shareholders of Manitex International, Inc., net of income taxes	$0.01	$0.20	$0.02	$0.25
Loss on sale of discontinued operations attributable to shareholders of Manitex International, Inc., net of income taxes	$(0.07)	$0.09	$(0.07)	$0.22
Loss attributable to shareholders of Manitex International, Inc.	$(0.15)	$(0.02)	$(0.35)	$(0.03)
Weighted average common shares outstanding
Basic	16,553,667	16,125,788	16,512,061	16,115,695

Diluted
Basic	16,553,667	16,125,788	16,512,061	16,115,695
Dilutive effect of restricted stock units	—	—	—	—
	16,553,667	16,125,788	16,512,061	16,115,695

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
	18,062

Equity was decreased by $129, the aggregated value of the shares reflected in the table above.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments,” (“ASU 2016-15”).  ASU 2016-15 reduces the existing diversity in practice in financial reporting by clarifying existing principles in ASC 230, “Statement of Cash Flows,” and provides specific guidance on certain cash flow classification issues.  The effective date for ASU 2016-15 will be the first quarter of fiscal year 2018 with early adoption permitted. The Company made an election to use the “Cumulative Earning Approach” to classify distributions received from equity investments.  The Company may also incur material debt prepayment costs, which will be classified as a financing outflow in accordance with the new standard. This guidance will be adopted by the Company on a retrospective basis. Other than the aforementioned examples (which may have a future impact), the adoption of this guidance during the quarter ended March 31, 2018, did not have an impact on the Company’s Statement of Cash Flows.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” (“ASU 2017-01”). ASU 2017-01 provides guidance in ascertaining whether a collection of assets and activities is considered a business. The effective date will be the first quarter of fiscal year 2018, with prospective application. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.   The Company has adopted this guidance during the quarter ended March 31, 2018. The adoption of this guidance did not have an impact on the operating results when adopted

Except as noted above, the guidance issued by the FASB during the current year is not expected to have a material effect on the Company’s consolidated financial statements.

9. Inventory

The components of inventory are as follows:

	June 30, 2017	December 31, 2016
	As Restated	As Restated
Raw materials and purchased parts, net	$39,218	$35,855
Work in process	3,406	4,231
Finished goods	28,639	29,401
Inventory, net	$71,263	$69,487

The Company has established reserves for obsolete and excess inventory of $2,130 and $1,886 as of June 30, 2017 and December 31, 2016, respectively.

10.  Goodwill and Intangible Assets

	June 30, 2017	December 31, 2016	Useful lives
Patented and unpatented technology	$18,025	$17,409	7-10 years
Amortization	(11,498)	(11,004)
Customer relationships	23,258	22,444	10-20 years
Amortization	(9,085)	(7,870)
Trade names and trademarks	12,380	11,892	25 years-indefinite
Amortization	(1,992)	(1,894)
Non-competition agreements	50	50	2-5 years
Amortization	(44)	(42)
Customer backlog	371	370	<1 year
Amortization	(371)	(370)
Total Intangible assets	$31,094	$30,985

Amortization expense for intangible assets was $570 and $1,180 for the three months, and $1,512 and $2,120 for the six months ended June 30, 2017 and 2016, respectively.

Changes in goodwill for the six months ended June 30, 2017 are as follows:

Total
Balance January 1, 2017	$39,669
Effect of change in exchange rates	2,279
Balance June 30, 2017	$41,948

11. Accrued Expenses

	June 30, 2017	December 31, 2016
	As Restated	As Restated

Accrued payroll	$1,947	$914
Accrued employee benefits	674	1,215
Accrued bonuses	30	401
Accrued vacation	1,285	979
Accrued interest	857	1,753
Accrued commissions	381	351
Accrued expenses—other	1,645	1,052
Accrued warranty	1,595	1,568
Accrued income taxes	—	—
Accrued taxes other than income taxes	1,699	1,950
Accrued product liability and workers compensation claims	368	95
Total accrued expenses	$10,481	$10,278

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

13. Credit Facilities and Debt

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

Notes Payable – SVW

At June 30, 2017, SVW has five loans outstanding with four financial institutions.  The Company is not a loan party, but has included the debt associated with these loans in its consolidated financial statements as SVW was determined to be a VIE that requires consolidation (see Note 3).  SVW obtained financing using cranes that are included in the Company’s inventory as collateral because of SVW's status as a VIE.  The funds borrowed by SVW have been remitted to the Company.  The finance companies that hold the loans have a perfected security interest in the inventory and therefore have recourse against this specific inventory.  For accounting purposes, the Company did not recognize a sale and continues to include these cranes in its inventory.  However, the finance companies has taken legal title to the cranes used as collateral for the borrowings.   The Company has entered into agreements to repurchase the cranes from the lenders in the event that SVW defaults on any of these loans. Additionally, the SVW debt was also effectively guaranteed by the Company pursuant to certain related agreements.

The following table summarizes the principal terms of the borrowings:

				Element	Element
Lending Institutions	Equify	Evolve	Heartland	Loan 1	Loan 2
Balance as of June 30, 2017	$2,714	$2,327	$1,464	$2,531	$780

Loan origination date	June 27, 2016	July 8, 2016	July 16, 2016	July 28, 2016	September 28, 2016
Amount borrowed	$3,009	$2,710	$1,648	$2,941	$1,883
Approximate Interest rate	8.07%	6.75%	8.00%	8.00%	8.00%

Prepayment	At stipulated values	3% decreasing to 2%	Not applicable	1% for each remaining year no penalty if equipment is sold	1% for each remaining year no penalty if equipment is sold

Required payments:
First payment stream
Frequencies of payment	Monthly	Monthly	Monthly	Monthly	Monthly
Number of payments remaining	24	24	61	49	51
Date of First payment	June 27, 2016	August 8, 2016	September 1, 2016	August 1, 2016	September 30, 2016
Payment Amount	$47	$49	$29	$60	$18

Final balloon payment
Date of payment	August 1, 2019	June 8, 2019	August 1, 2022	July 1, 2021	October 1, 2021
Payment Amount	$1,947	$1,408	$39	$61	$1

The June 30, 2017, balances on the above table total $9,816.  Total SVW debt shown on include in the balance sheet is $9,548 the difference represents deferred finance costs of $268 which is netted against the gross debt.

PM Group Short-Term Working Capital Borrowings

At June 30, 2017, PM Group had established demand credit and overdraft facilities with seven Italian banks and six banks in South America. Under the facilities, PM Group can borrow up to approximately €23,279 ($26,564) for advances against invoices, and letter of credit and bank overdrafts. Interest on the Italian working capital facilities is charged at the 3-month or 6-month Euribor plus 200 basis points, while interest on overdraft facilities is charged at the 3-month Euribor plus 350 basis points. Interest on the South American facilities is charged at a flat rate of points for advances on invoices ranging from 9%-24%.

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

At June 30, 2017, PM has an interest rate swap with a fair market value that was a liability of €6 or $7 which has been included in debt.

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

Winona facility

The Company has a lease which expired on February 1, 2017, that includes a one year extension through February 1, 2018, at the option of the Company.  The Company exercised its option to extend the lease.  The lease provides for monthly lease payments of $2 for its Winona, Minnesota facility. The Company has an option to purchase the facility for $500 by giving notice to the landlord of its intent to purchase the facility. The Company has chosen to exercise the purchase option effective July 26, 2017. At June 30, 2017, the Company has outstanding capital lease obligation of $497 which is the amount of the purchase option.

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

As of June 30, 2017, the Company has  additional capital leases with total capitalized lease obligations of $20.

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
$7,500

Additionally, in connection with the transaction a $321 deferred tax liability was established and was recorded as a deduction to paid in capital. The deferred tax liability was recognized as the excess of the principal amount being amortized and charged to interest expenses that is not tax deductible.

As of June 30, 2017, the note had a remaining principal balance of $6,932 and an unamortized discount of $568. The difference between current unamortized discount and the $893 initially recorded represents $325 of amortization of excess discount.

Perella Notes

On January 7, 2015, the Company entered into a Note Purchase Agreement (the “Perella Note Purchase Agreement”) with MI Convert Holdings LLC (which is owned by investment funds constituting part of the Perella Weinberg Partners Asset Based Value Strategy) and Invemed Associates LLC (together, the “Investors”), pursuant to which the Company agreed to issue $15,000 in aggregate principal amount of convertible notes due January 7, 2021 (the “Perella Notes”) to the Investors. The Notes are subordinated, carry a 6.50% per annum coupon, and are convertible, at the holder’s option, into shares of Company common stock, based on an initial conversion price of $15.00 per share, subject to customary adjustments. Following an election by the holder to convert the debenture into common stock of the Company in accordance with the terms of the debenture, the Company has the discretion to deliver to the holder either (i) shares of common stock, (ii) a cash payment, or (iii) a combination of cash and stock.  Upon the occurrence of certain fundamental corporate changes, the Perella Notes are redeemable at the option of the holders of the Perella Notes. The Perella Notes are not redeemable at the Company’s option prior to the maturity date, and the payment of principal is subject to acceleration upon an event of default. The issuance of the Perella Notes by the Company was made in reliance upon the exemptions from registration provided by Rule 506 and Section 4(a)(2) of the Securities Act of 1933.

In connection with the issuance of the Perella Notes, on January 7, 2015, the Company entered into a Registration Rights Agreement with the Investors (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company agreed to register the resale of the shares of common stock issuable upon conversion of the Perella Notes. The Company filed a Registration Statement on Form S-3 to register the shares with the Securities and Exchange Commission, which was declared effective on February 23, 2015.

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
$15,000

Additionally, in connection with the transaction a $257 deferred tax liability was established and was recorded as a deduction to paid in capital. The deferred tax liability was recognized as the excess of the principal amount being amortized and charged to interest expenses is not tax deductible.

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

Additionally, beginning on December 31, 2011, the Company’s workers’ compensation insurance policy has per claim deductible of $250 and aggregates of $1,000, $1,150, $1,325, $1,875 $1,575 and $1,575 for 2012, 2013, 2014, 2015, 2016 and 2017 policy years, respectively. The Company is fully insured for any amount on any individual claim that exceeds the deductible and for any additional amounts of all claims once the aggregate is reached. The Company currently has several workers’ compensation claims related to injuries that occurred after December 31, 2011 and therefore are subject to a deductible. The Company does not believe that the contingencies associated with these worker compensation claims in aggregate will have a material adverse effect on the Company.

On May 5, 2011, Company entered into two separate settlement agreements with two plaintiffs. As of June 30, 2017, the Company has a remaining obligation under the agreements to pay the plaintiffs an aggregate of $1,330 without interest in 14 annual installments of $95 on or before May 22 of each year. On, February 3, 2016, the Company entered into another legal settlement with a single plaintiff for €640 ($730). The liability had been fully accrued and resulted in no gain or loss. The Company has paid €560 ($639). As of June 30, 2017 the Company has a remaining obligation under the agreement to pay the plaintiff €80 ($91) without interest in monthly installments of €20 ($23). The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total pay

It is reasonably possible that the “Estimated Reserve for Product Liability Claims” may change within the next 12 months. A change in estimate could occur if a case is settled for more or less than anticipated, or if additional information becomes known to the Company.

Residual Value Guarantees

The Company issued residual value guarantees to support a customer’s financing of equipment purchased from the Company. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date.  The Company has issued partially residual guarantees that have maximum of exposure of approximately $1.6 million.  The Company, however, does not have any reason to believe that any exposure from such a guarantee is either probable or estimable at this time, as such, no liability has been recorded. The Company’s ability to recover any losses incurred under the guarantees may be affected by economic conditions in used equipment markets at the time of loss.

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

As of June 30, 2017, the Company had an accounts receivable of $13 and $28 from BGI and SL, respectively, and accounts payable of   $1,547, $130 and $126 to BGI, SL and Terex, respectively.  As of December 31, 2016 the Company had an accounts receivable of $47 and $22 from SL and Lift Ventures, respectively and accounts payable of $471, $749, $7 and $940 to SL, Lift Ventures, BGI and Terex, respectively.

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

17. Income Taxes

For the three months ended June 30, 2017, the Company recorded an income tax (benefit) of $(36), which included a discrete income tax provision of $21. The calculation of the overall income tax benefit primarily consists of anticipated federal, state and local, and foreign taxes.  For the three months ended June 30, 2016, the Company recorded an income tax expense of $43 which consisted primarily of anticipated federal, state and local, and foreign taxes.

The Company recorded an income tax provision (benefit) of $135 and $(267) for the six months ended June 30, 2017 and 2016, respectively.  The calculation of the overall income tax provision primarily consists of a foreign tax benefit and an income tax provision resulting from state and local taxes, and an increase in deferred tax liabilities related to indefinite-lived intangible assets.

The effective tax rate for the three months ended June 30, 2017 was an income tax benefit of 3.0% compared to an income tax expense of 0.8% in the comparable prior period.  The effective tax rate for the three months ended June 30, 2017 differs from the U.S. statutory rate of 35% primarily due to the mix of domestic and foreign earnings, state and local income taxes, and an income tax provision resulting from the increase in deferred tax liabilities related to indefinite-lived intangible assets.

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

The Company’s total unrecognized tax benefits as of June 30, 2017 and June 30, 2016 were approximately $741 and $715 which, if recognized, would affect the Company’s effective tax rate. Included in the unrecognized tax benefits is a liability for the PM Group’s potential IRES and IRAP audit adjustments for the tax years 2009 – 2013.   In July 2017, the Company received notification from the Internal Revenue Service that its tax return for the year ended December 31, 2015 has been selected for examination. While it is often difficult to predict the outcome or the timing of resolution of any particular tax matter, the Company believes its liability at June 30, 2017 for unrecognized tax benefits is adequate. Favorable resolution of an unrecognized tax benefit could be recognized as a reduction in tax provision and effective tax rate in the period of resolution. Unfavorable settlement of an unrecognized tax benefit could increase the tax provision and effective tax rate and may require the use of cash in the period of resolution.

18. Discontinued Operations

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

On May 17, 2017, the Company and ASV Holdings completed the previously announced underwritten initial public offering (the “Offering”) of 3,800,000 shares of ASV Holdings’ common stock, including 2,000,000 shares sold by the Company. The Company received proceeds net of commissions of $13,020 from the Offering.  Additionally, the Company had legal and other expense associated with transaction of $128.  In conjunction with the sale, the Company recognized a pre-tax loss of $1,133 and recognized a $25 tax benefit.

Prior to the Offering, the Company owned 51.0% of the outstanding shares of ASV Holdings’ common stock. As a result of the Offering, as of May 17, 2017, the Company owned 21.2% of the outstanding shares of ASV Holdings’ common stock. Because the Company’s ownership interest has decreased below 50%, it no longer has a controlling financial interest in ASV Holdings and deconsolidated ASV Holdings from the financial statements and results of operations of the Company, effective May 17, 2017, in accordance with Accounting Standard Codification, or ASC, 810-10-40, Derecognition.

Following the sale of the above referenced shares, the Company had significant continuing involvement with ASV in the form of an equity investment (21.2% ownership in ASV).  At the time of the above transaction, the Company’s planned to hold the remaining shares it owned in ASV for an indefinite period.   Although the Company had no plans to sell additional shares, the sale of additional shares in the future remained an option.   If the Company were to sell more than 117,600 shares, the Company would cease to account for its investment in ASV as an Equity Investment.

Over the period from February 26-28, 2018, the Company sold an aggregate of 1,000,000 shares of ASV Holdings, Inc. in privately-negotiated transactions with institutional purchasers.  All such shares were sold for $7.00 per share.  Following such sale transactions, the Company owns an aggregate of 1,080,000 shares of ASV Holdings, Inc., which equates to the Company owning approximately 11.0% percent of ASV.  After this transaction, the investment in ASV Holdings, Inc. will no longer be accounted for under the equity method.

The following is the detail of major classes of assets and liabilities of discontinued operations that were summarized on the Company’s Unaudited Consolidated Balance Sheet as of December 31, 2016.

As of
December 31, 2016
ASSETS
Current assets
Cash	$573
Restricted cash	535
Trade receivables (net)	13,603
Accounts receivable from related party	501
Inventory (net)	30,922
Prepaid expense and other	511
Total current assets of discontinued operations	46,645
Long-term assets
Total fixed assets (net)	15,402
Intangible assets (net)	25,824
Goodwill	30,579
Other long-term assets	372
Total long-term assets of discontinued operations	72,177
Total assets of discontinued operations	$118,822
LIABILITIES
Current liabilities
Notes payable—short term	$3,000
Accounts payable	11,976
Accounts payable related parties	2,275
Accrued expenses	6,380
Total current liabilities of discontinued operations	23,631
Long-term liabilities
Revolving term credit facilities	15,605
Notes payable (net)	26,267
Other long-term liabilities	773
Total long-term liabilities of discontinued operations	42,645
$66,276

The following is the detail of major line items that constitute (loss) income from discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues	$10,347	$47,592	$38,357	$93,035
Cost of sales	8,684	39,494	32,403	77,285
Research and development costs	174	629	694	1,375
Selling, general and administrative expenses	881	4,057	3,504	8,708
Interest expense	(278)	(1,844)	(1,156)	(3,466)
Other (expense) income	(2)	483	(40)	450
Income from discontinued operations before income taxes	328	2,051	560	2,651
(Loss) gain on sale of discontinued operations before income taxes	(1,133)	—	(1,133)	2,212
Income tax (benefit) expense related to discontinued operations	6	(3,170)	(13)	(2,886)
Net (loss) income on discontinued operations	$(811)	$5,221	$(560)	$7,749

19. Subsequent Event

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

The Company’s total unrecognized tax benefits as of September 30, 2017 and December 31, 2016 were approximately $741 and $741, which, if recognized, would affect the Company’s effective tax rate. Included in the unrecognized tax benefits is a liability for the PM Group’s potential IRES and IRAP audit adjustments for the tax years 2009-2013. As of December 31, 2017, the Italy IRES and IRAP audit is closed through 2012. The settlement with the taxing authorities is expected to reduce unrecognized tax benefits by approximately $456. The impact of the settlement on the Company’s effective tax rate is expected to be minimal. Depending on the final resolution of the PM Group’s audits, the ultimate tax liability could be higher or lower than the unrecognized tax benefits provided for in the consolidated financial statements.

See Note 17 for additional discussion of income taxes.

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

Sale of Additional ASV Shares

Over the period from February 26-28, 2018, the Company sold an aggregate of 1,000,000 shares of ASV Holdings, Inc. in privately-negotiated transactions with institutional purchasers.  All such shares were sold for $7.00 per share.  Following such sale transactions, the Company owns an aggregate of 1,080,000 shares of ASV Holdings, Inc., which equates to the Company owning approximately 11.0% percent of ASV.  After this transaction, the investment in ASV Holdings, Inc. will no longer be accounted for under the equity method.

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

•

Amendments to the 2014 put and call options agreement with BPER to, among other things, extend the exercise of the options until the approval of PM Group’s financial statements for the 2021 fiscal year and permit the assignment of certain subordinated receivables to the Company; and

•

New amortization and repayment schedules for amounts owed by PM Group to the Lenders under the various outstanding tranches of indebtedness, along with revised interest rates and financial covenants. Under the Debt Restructuring Agreement term debt is repaid over a nine-year period starting in 2018 and ending in 2026 (2022 prior to Debt Restructuring Agreement); and

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

Overview of Restatement

The Company has restated its quarterly Consolidated Statements of Operations, Statement of Comprehensive Income (Loss) and the Statements of Cash Flows for the three and six months ended June 30, 2017 and 2016.  In addition, the Company has restated the Balance Sheets for periods ended June 30, 2017 and December 31, 2016.

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

The Company has concluded that the relationship with SVW qualified as a Variable Interest Entity (“VIE”) and should therefore have resulted in the consolidation of SVW. Accordingly, the Company has concluded that the recording of sales to SVW in 2016 did not meet the revenue recognition criteria and sales should be deferred to match the final delivery dates to the end dealer customers. Additionally, funds were sent to SVW to fund payments and expenses related to financing obtained by SVW.  The transferred funds were generally recorded as an expense by the Company in 2016 and during the first and second quarters in 2017.  It has been determined that funds sent to SVW were not expenses of the Company and should have been treated as advances. Furthermore, the debt taken on by SVW to finance the cranes manufactured by the Company was effectively guaranteed by the Company pursuant to certain related agreements. As stated above, the relationship with SVW is a VIE and SVW’s debt needs to be reflected in the Company’s consolidated balance sheet.  As SVW’s debt has been consolidated, the payments made by SVW to the various finance companies have also been reflected as normal debts payments with an allocation between principal and interest expense.

Description of the Restatement related to SVW

The following describes the impact of corrections that affect the three and six months ended June 30, 2017.  Information concerning 2016 impact is discussed in the Company’s amended 10-K/A for the year ended December 31, 2016.

Effect of Recording SVW Debt

As disclosed in Note 13, SVW has five notes outstanding with five financial institutions, each of which was effectively guaranteed by the Company. At June 30, 2017 the value of these notes totaled $9.5 million, net of debt issuance costs of $.3 million. Given SVW’s treatment as a VIE, and the fact that the Company effectively guaranteed it, this debt has been consolidated into the restated financial statements.

Effect of Recording Sales to Third Party

Recognizing sales when SVW related inventory was sold to third party.

Effect of Recording Crane Rentals

Income on the rental of SVW related inventory to third parties has been recorded as revenues for the corresponding periods.

Effect of Treating Funds Sent to SVW’s Wholly-Owned Subsidiary as Advances

During the three months ended June 30, 2017 there were no payments that the Company had originally classified as expenses paid to SVW’s wholly-owned subsidiary.  Given SVW’s treatment as a VIE these payments have been reclassified as intercompany advances.

Recording of Payments Made by SVW to Lenders

The balance sheet table in Note 2. Restatement of Previously Issued Financial Statements shows the impact of payments made in connection with the aforementioned SVW debt.

Cumulative Income Tax Effect

This includes the impact on the income taxes for the three and six months ended June 30, 2017 related to the discontinued operations and SVW restatements discussed above.
Description of the Restatement not related to SVW

Other

The Company disclosed a partial residual value guarantee to support a customer’s financing of equipment purchased from the Company that was previously not disclosed (see Note 15). A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date if certain conditions are met by the customer. The Company has issued partially residual guarantees that have maximum exposure of approximately $1.6 million.  The Company, however, does not have any reason to believe that any exposure from such a guarantee is either probable or estimable at this time and accordingly, no liability has been recorded. The Company’s liability from its guarantees may be affected by economic conditions in used equipment markets at the time of loss.

This includes minor rounding and reclassification adjustments not included in previous categories.

Effect of Reclassifying ASV to Discontinued Operations

For the three and six months ended June 30, 2016, the Company owned a 51% interest in ASV Holdings, Ins., which was formerly known as A.S.V., LLC (“ASV Holdings”).  On May 11, 2017, in anticipation of an initial public offering, ASV Holdings converted from an LLC to a C-Corporation and the Company’s 51% interest was converted to 4,080,000 common shares of ASV Holdings.  On May 17, 2017, in connection within its initial public offering, ASV Holdings sold 1,800,000 of its own shares and the Company sold 2,000,000 shares of ASV Holdings common stock.  The Company held a 21.2% interest in ASV Holdings, but no longer has a controlling interest in ASV holdings.  ASV Holdings was deconsolidated during the quarter ended June 30, 2017 and is recorded as an equity investment starting with quarter ended June 30, 2017.  Since this 10-Q/A is being filed after the above described events, prior period financial statements included in this 10-Q/A have been restated to reflect ASV Holdings as a discontinued operation.

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

OVERVIEW

The Company is a leading provider of engineered lifting solutions. The Company operates in a single business segment. The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries

Through its Manitex, Inc. subsidiary, it markets a comprehensive line of boom trucks, truck cranes and sign cranes. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including, roads, bridges and commercial construction.

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

Crane and Machinery, Inc. (“C&M”) is a distributor of the Company’s products as well as Terex’s rough terrain and truck cranes.  Crane and Machinery Leasing, Inc. (“C&M Leasing”) rents equipment manufactured by the Company as well limited amount of equipment manufactured by third parties.  Although C&M is a distributor of Terex rough terrain and truck cranes, C&M’s primary business is the distribution of products manufactured by the Company.  C&M Leasing’s primary business is the facilitation of sales of products manufactured by the Company through its rent to own program.  As C&M and C&M Leasing’s primary business is the facilitation of Company manufactured product sales, discrete financial information is not available.

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

The market for PM knuckle boom cranes, and ASV compact track loaders and skid steer loaders, have not been significantly affected by the decrease in oil prices.  The markets for these products have been more stable.  The North American market for knuckle boom cranes is growing. PM currently has a small share of the market for knuckle boom cranes in North America. The Company has started to manufacture knuckle boom cranes on a limited basis in the United States and is marketing them through the Company’s current distribution channels. The Company currently has a strong presence in North America for its boom trucks. The Company believes that it can significantly increase the Company’s share for knuckle boom cranes in North America. The Company believes this is an immediate opportunity that will continue to grow over time.

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

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Net loss from continuing operations for the three month periods ended June 30, 2017 and 2016

For the three months ended June 30, 2017 and 2016 the Company had a net loss from continuing operations of $1.5 million and 5.2 million, respectively.

For the three months ended June 30, 2017, the net loss from continuing operations of $1.5 million consisted of revenue of $52.1 million, cost of sales of $42.6 million, research and development costs of $0.6 million, SG&A expenses of $8.6 million, interest expense of $1.6 million, a foreign currency loss of $0.3 million and other income of $0.1 million.

For the three months ended June 30, 2016, the net loss from continuing operations of 5.2 million consisted of revenue of $45.7 million, cost of sales of $37.6 million, research and development costs of $0.7 million, SG&A expenses of $9.5 million, interest expense of $1.8 million, interest expense related to write off of debt issuance costs of $1.4, foreign currency transaction loss of $0.4 million, and other income of $0.6 million.

Net revenues and gross profit —For the three months ended June 30, 2017, net revenues and gross profit were $52.1 million and $9.4 million, respectively. Gross profit as a percent of revenues was 18.1% for the three months ended June 30, 2017. For the three months ended June 30, 2016, net revenues and gross profit were $45.7 million and $8.2 million, respectively. Gross profit as a percent of revenues was 17.8% for the three months ended June 30, 2016.

Net revenues increased $6.3 million or 13.8% to $52.1 million for the three months ended June 30, 2017 from $45.7 million for the comparable period in 2016. The increase in revenue was primarily due to Manitex straight mast cranes.  The increase is due to an improvement in market conditions addressed above under the heading “Economic Conditions”.

Our gross profit increased $1.2 million to $9.4 million for the three months ended June 30, 2017 from $8.2 million for the comparable period in 2016. The increase in gross profit is primarily attributable to an increase in revenues, as disclosed above. An improvement of 0.3% in gross profit as a percent of revenues also contributed to the increase in gross profit. The improvement in the gross profit percent is primarily due to increased margins for straight mast cranes partially offset by decreases in our other product lines.  Boom truck margins were favorably impacted by an increase in production volume.

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

Selling, general and administrative expense —Selling, general and administrative expense for the three months ended June 30, 2017 was $8.6 million compared to $9.5 million for the comparable period in 2016, a decrease of $0.9 million. The decreases are primarily related to the Company’s continued cost cutting programs.

Operating income (loss) —For the three months ended June 30, 2017, the Company had operating income of $0.2 million compared with an operating loss of $2.1 million for the comparable 2016 period. Operating income increased primarily due to changes in revenue, cost of sales and operating expenses explained above.

Interest expense —Interest expense was $1.6 million for the three months ended June 30, 2017 compared to $3.2 million for the comparable period in 2016, a decrease of $1.6 million.  A non-recurring expense in 2016 of $1.4 million accounts for the majority of the decrease.  The non-recurring charge was the result of expensing deferred financing costs when debt was refinanced.

The remaining decrease of $0.2 million is attributable to a decrease in outstanding borrowing.  A lower interest rate on refinanced debt also contributed to the decrease in interest expense.  As the majority of the Company’s debt is variable interest rate debt, the modest increases in market interest rates including LIBOR and the U.S. prime rates partially offset other interest decreases.

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

Other income— For the three months ended June 30, 2017, the Company had other income of $0.1 million compared to other income of $0.6 million for the comparable 2016 period.  The Company had other income in 2016 primarily as the fair market value of a contingent liability associated with the PM acquisition was reduced based on revaluation that used updated information.

Income tax — For the three months ended June 30, 2017 and 2016 the Company recorded an income tax provision (benefit) of $(36) and $43 thousand, respectively. The calculation of the overall income tax provision primarily consists of a foreign tax benefit and an income tax provision resulting from state and local taxes, and an increase in deferred tax liabilities related to indefinite-lived intangible assets.

The effective tax rate for three months ended June 30, 2017 was an income tax benefit of 3.0% compared to an income tax provision of 0.8% in the comparable prior period. The effective tax rate for the three months ended June 30, 2017 differs from the U.S. statutory rate of 35% primarily due to the mix of domestic and foreign earnings, state and local income taxes, and an income tax provision resulting from the increase in deferred tax liabilities related to indefinite-lived intangible assets.

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

Net loss from continuing operations —For the three months ended June 30, 2017 and 2016 the Company had a net loss of $1.5 million compared to $5.2 million, respectively. The change is explained above.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Net loss from continuing operations for the six month periods ended June 30, 2017 and 2016

For the six months ended June 30, 2017 and 2016 the Company had net losses of $4.9 million and $7.9 million, respectively.

For the six months ended June 30, 2017 the net loss of $4.9 million consisted of revenue of $92.2 million, cost of sales of $75.4 million, research and development costs of $1.3 million, SG&A expenses of $17.5 million, interest expense of $2.8 million, foreign currency transaction loss of $0.3 million, other income of $0.3 million and income tax expense of $0.1 million.

For the six months ended June 30, 2016, the net loss of $7.9 million consisted of revenue of $93.0 million, cost of sales of $76.1 million, research and development costs of $1.5 million, SG&A expenses of $18.5 million, interest expense of $3.3 million, interest expense related to write off of debt issuance costs of $1.4 foreign currency transaction loss of $0.9 million, other income of $0.6 million, loss of $0.1 million in a non-marketable equity investment and income tax benefit of $0.3 million.

Net revenues and gross profit —For the six months ended June 30, 2017, net revenues and gross profit were $92.2 million and $16.8 million, respectively. Gross profit as a percent of revenues was 18.2% for the six months ended June 30, 2017. For the six months ended June 30, 2016, net revenues and gross profit were $93.0 million and $16.9 million, respectively. Gross profit as a percent of revenues was 18.2% for the six months ended June 30, 2016.

Net revenues decreased $0.8 million or 0.9% to $92.2 million for the six months ended June 30, 2017 from $93.0 million for the comparable period in 2016.  The decrease is entirely attributed to a decrease in revenues during the first quarter as second quarter revenues were up by $6.3 million.

The decrease in first quarter revenues was the result of not being able to increase production levels fast enough to react to an increase in orders received.  In December 2016, orders began increasing for almost all product lines, but were exceptionally pronounced for the Manitex straight mast cranes.  These orders significantly increased backlog, but due to the timing of the orders, production was not able to convert these orders into revenues during the first quarter due in part to the unavailability of chassis needed to mount the cranes.

Our gross profit percent remained the same at  18.2% for the six months ended June 30, 2017  and June 30, 2016, respectively.

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

Selling, general and administrative expense —Selling, general and administrative expense for the six months ended June 30, 2017 was $17.5 million compared to $18.5 million for the comparable period in 2016, a decrease of $1.0 million.  The decrease in selling and general and administrative expense is entirely attributed to a decrease in expenses in the second quarter.  Expense for the first quarter 2017 includes expenses of $0.5 million incurred in connection with our participation at the 2017 ConExpo trade show. The ConExpo show, which is held every three years, was held in Las Vegas in March of this year. The additional expenses related for the ConExpo show were fully offset by other cost reductions in the first quarter.

Selling, general and administrative expenses for the six months decreased $1.5 million when ConExpo expenses are excluded. The decrease is primarily related to the Company’s continued cost reduction programs.

Operating loss —For the six months ended June 30, 2017 and 2016 the Company had operating loss of $2.0 million and $3.0 million, respectively.  The decrease in the operating loss is principally attributed to a decrease in selling, general and administrative expenses of approximately $1.0 million, as the small decrease in gross profit was offset by lower research and development spending.

Interest expense —Interest expense was $2.8 million for the six months ended June 30, 2017 compared to $4.7 million for the comparable period in 2016, a decrease of $1.9 million. A non-recurring expense in 2016 of $1.4 million accounts for the majority of the decrease.  The non-recurring charge was the result of expensing deferred financing costs when debt was refinanced.

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

Income tax — For the six months ended June 30, 2017 and 2016 the Company recorded an income tax provision (benefit) of $135 and ($267) thousand, respectively. The calculation of the overall income tax provision primarily consists of a foreign tax benefit and an income tax provision resulting from state and local taxes, and an increase in deferred tax liabilities related to indefinite-lived intangible assets.

The effective tax rate for the six months ended June 30, 2017 was an income tax provision of 3.26% compared to an income tax benefit of 3.26% in the comparable prior period.  The effective tax rate for the six months ended June 30, 2017 differs from the U.S. statutory rate of 35% primarily due to the mix of domestic and foreign earnings, state and local taxes, and an income tax provision resulting from the increase in deferred tax liabilities related to indefinite-lived intangibles.

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

Other income— For the six months ended June 30, 2017 and 2016, the Company had other income of $0.3 and $0.6 million, respectively. For the six months ended June 30, 2017, other income is the result of revaluing a contingent acquisition liability related to an option to acquire certain PM bank debt.  For the six months ended June 30, 2016, the Company had other income as the fair market value of a contingent liability associated with the PM acquisition was reduced based on revaluation that used updated information

Net loss from continuing operations —For the six months ended June 30, 2017 and 2016 the Company had a net loss of $4.9 and $7.9 million, respectively.  The change is explained above.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash were $3.8 million at June 30, 2017 compared to $5.3 million at December 31, 2016. In addition, the Company has a U.S. revolving credit facility with a maturity date of July 20, 2019. At June 30, 2017 the Company had approximately $11.8 million available to borrow under its revolving credit facility.

At June 30, 2017, the PM Group had established working capital facilities with seven Italian and six South American banks. Under these facilities, the PM Group can borrow $26.6 million against orders, invoices and letters of credit. At June 30, 2017, the PM Group had received advances of $23.6 million. Future advances are dependent on having available collateral.

During the six months ended June 30, 2017, total debt decreased by $3.6 million to $102.7 million at June 30, 2017 from $106.3 million at December 31, 2016.

The following is a summary of the net decrease in our indebtedness from December 31, 2016 to June 30, 2017:

Facility	Increase/ (decrease)
U.S. Revolver	$(6.8)	million
Note payable—bank (insurance premiums)	0.2	million
Note payable— SVW Debt	(1.4)	million
Note payable—Terex	(1.6)	million
Capital leases-buildings	—	million
Capital leases-equipment	0.3	million
Convertible note—related party	—	million
Convertible note—Perella	—	million
PM working capital (See note 12 for details)	4.1	million
PM other debt (See note 12 for details)	0.7	million
Valla note payable	0.1	million
Valla working capital borrowings	0.6	million
	$(3.8)	million
Debt issuance costs	0.2	million
	$(3.6)	million

Outstanding borrowings

The following is a summary of our outstanding borrowings at June 30, 2017:

(In millions)

	Outstanding Balance	Interest Rate	Interest Paid	Principal Payment
U.S Revolver	$13.2	4.07 to 5.25%	Monthly	July 20, 2019 maturity
Note payable bank (insurance premiums)	0.2	2.75%	Monthly	$0.04 million monthly
Note payable —SVW Debt	9.8	6.75 to 8.07%	Monthly	5 notes with various terms some have balloon payments
Convertible note—Terex	6.9	7.5%	Semi-Annual	December 19, 2019 maturity
Convertible note—Perella	14.5	7.5%	Semi-Annual	January 7, 2021 maturity
Capital lease—cranes for sale	0.8	4.0%	Monthly	Over 49 months
Capital lease—Georgetown facility	5.3	12.50%	Monthly	$0.06 million monthly payment includes interest
Capital leases—Winona facility	0.5	n.a	Final Payment	To be paid in 2018
PM unsecured borrowings	14.9	2.22%	Semi-Annual	Variable semi-annual starting June 2017 through December 2021
PM Autogru term loan	0.4	3.00%	Monthly	$0.09 million monthly through October 2020
PM Autogru term loan	0.5	2.50%	Annually	$0.5 million payment due September 2017
PM term loans with related accrued interest, interest rate swaps and FMV adjustments	12.4	0 to 2.59%	Semi-Annual	Variable semi-annual starting June 2016 through March 2022. Payments scheduled for 2017 total $3 million
PM short-term working capital borrowings-Italy	22.6	1.42 to 1.67%	Monthly	Upon payment of invoice
PM short-term working capital borrowings-South America	1.0	9.0 to 24.0%	Monthly	Upon payment of invoice
Valla note payable	0.1	4.37%	Quarterly	Over 14 quarterly payments
Valla short-term working capital borrowings	0.6	4.50 to 4.75%	Monthly	Upon payment of invoice or letter of credit
	$103.7
Debt issuance costs	(1.0)

Debt net of issuance costs	$102.7

Future availability under credit facilities

As stated above, the Company had cash of $3.8 million and approximately $11.8 million available to borrow under its credit facility at June 30, 2017.

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

2017

Operating activities consumed $2.8 million of cash for the six months ended June 30, 2017 comprised of net loss of $5.5 million, non-cash items that totaled $3.8 million and changes in assets and liabilities related to continuing operations consumed $4.8 million. Additionally, discontinued operations generated $3.7 million of cash in the quarter.    The principal non-cash items that generated cash are depreciation and amortization of $2.7 million, share based compensation of $0.4 million, amortization of deferred financing costs of $0.2 million, amortization of debt discounts of $0.3 million, loss on disposal of assets of $0.2 million offset by decrease in inventory reserves of $0.2 million, a change in deferred income taxes of $0.2 million, the gains on revaluation of a contingent acquisition liability of $0.3 million and a gain on interest rate swaps of $0.4 million.

The change in assets and liabilities related to continuing operations consumed $4.8 million.  The changes in assets and liabilities had the following impact on cash flows: accounts receivable consumed $10.3 million, inventory generated $1.4 million,   accounts payable generated $4.5 million, accrued expenses consumed  $0.3 million, other current liabilities generated $0.2 million, and other long-term liabilities consumed $0.3 million.  The increase in accounts receivable and accounts payable are the result of an increase in sales as compared to the first quarter of 2017 and expected revenue growth, respectively. The decrease in inventory is principally attributed to the sale of SVW inventory to third parties. The fluctuation in the remaining assets and liabilities are within a range that would normally be expected to occur.

Investing activities for the six months ended June 30, 2017 generated $12.3 million of cash.  The Company received $12.9 million in net proceeds from the sale of its partial interest in ASV Holdings. The Company used $0.5 million of cash to purchase machinery and equipment.

Financing activities consumed $11.1 million in cash for the six months ended June 30, 2017.  Cash was generated from increases in borrowing under PM’s working capital facilities of $3.2 million, the receipt of proceeds of $2.4 related a stock offering and $0.8 million in new debt.  The cash generated was more than offset by a decrease in borrowings under the Company’s revolving credit facilities of $6.7 million, notes payments of $4.9 million, the repurchase of $0.1 million of stock from employees to satisfy employees’ tax withhold upon vesting of restricted shares and the payment of $0.7 million under capital lease obligations. Discontinued operations financing activities consumed an additional $5.1 million.

2016

Operating activities consumed $10.9 million of cash for the six months ended June 30, 2016 comprised of net loss of $0.1 million, non-cash items that totaled $3.1 million and changes in assets and liabilities related to continuing operations consumed $8.5 million. Additionally, discontinued operations consumed $5.3 million. The principal non-cash items  that generated cash are depreciation and amortization of $3.7 million, and inventory reserves of $0.3 million, write down of goodwill of $0.3, amortization of debt discounts of $0.3 million, share based compensation of $0.6 million and amortization of deferred financing costs of $1.8 million offset by the gain of $0.4 million on the mark to market revaluation of interest rate swaps,  a changed in deferred taxes of $0.3 million and $0.9 million gain on the revaluation of a contingent acquisition liability.

The change in assets and liabilities related to continuing operations consumed $8.2 million.  The changes in assets and liabilities had the following impact on cash flows: accounts receivable generated $2.3 million, inventory consumed $5.3 million, prepaid expenses consumed  $2.4 million, other assets generated $0.2 million, accounts payable consumed $2.0 million, accrued expenses consumed $2.0 million, other current liabilities generated $0.7 million, and other long-term liabilities consumed $0.1 million.

The decrease in accounts receivable is due a decrease in revenue which was partially offset as the collections of large receivable had been delayed.  This receivable was fully collected. The increase is in inventory is due holding the additional SVW inventory.  Prepaid expenses increased primarily because it includes an expected income tax refund related to loss carryback filing.   A significant portion of the decrease in accrued expenses is attributed to lower accruals for employee related expenses including accrued bonuses.  The fluctuations in the remaining assets and liabilities are within a range that would normally be expected to occur and in part are due to lower revenues.

Investing activities for the six months ended June 30, 2016 generated $1.0 million of cash. Discontinued operations provided $1.6 million. The Company used $0.7 million of cash to purchase machinery and equipment and generated $0.2 million from the sale of equipment.

Financing activities generated $10.2 million in cash for the six months ended June 30, 2016.  Cash was generated by increases in borrowing under the revolving credit facilities of $0.9 million, and the working capital facilities of $3.9 million and by $4.1 million from a sales and lease back transaction.  Additionally, the Company borrowed $3.8 million. $0.7 million was borrowed to finance a portion of our 2016 insurance premiums.  Other financing activities related to continuing operations consumed $5.3 million, which include debt payments (including capital lease payments) of $4.8 million, and the payment of $0.4 million for fees and costs associated with financing.  Discontinued operations provided by financing activities totaled $2.9 million. Cash provided by discontinued operations include an additional contribution of $2.5 million to ASV by the non-controlling member.

Related Party Transactions

For a description of the Company’s related party transactions, please see Note 16 to the Company’s consolidated financial statements entitled “Transactions between the Company and Related Parties.”

Critical Accounting Policies

See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2016 and Note 3 to the consolidated financial statements in this Form 10-Q/A, for a discussion of the Company’s other critical accounting policies.

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

Off-Balance Sheet Arrangements

Private Bank has issued 3 standby letters of credit at June 30, 2017.  The first standby letter of credit is $0.625 million in favor of an insurance carrier to secure obligations which may arise in connection with future deductibles payments that may be incurred under Company’s workers’ compensation insurance policies.  The second standby letter of credit is $0.02 million in favor of a governmental agency to secure obligations which may arise in connection with workers’ compensation claims.  The third standby letter of credit is $0.15 million in favor of a customer to secure a commercial contract.

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

Item 3—Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk disclosures have not materially changed since the 2016 Annual Report on Form 10-K/A was filed. The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the Company’s Annual Report on Form 10-K/A, for the year ended December 31, 2016.

Item 4—Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including the Chief Executive Officer (principal executive officer) and Vice President of Financial Reporting (principal financial officer), and the Audit Committee of the Board of Directors, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2017.  The Company’s evaluation has identified certain material weaknesses in its internal control over financial reporting as further described in our Annual Report on Form 10-K/A for the year ended December 31, 2016. Based on the evaluation of these material weaknesses, the Company has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2017 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on a number of factors, including the completion of the Audit Committee’s internal investigation, our internal review that identified revisions to our previously issued financial statements, and efforts to remediate the material weaknesses in internal control over financial reporting described below we believe the consolidated financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

The effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that our controls and procedures will detect all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained.

Internal Control and Disclosure Controls Considerations

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

Our Chief Executive Officer has determined that there were deficiencies in our internal control over financial reporting that constitute material weaknesses, as defined by SEC regulations, at June 30, 2017, with respect to procedures for:

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

2.

We did not maintain adequate entity-level controls with respect to ensuring adequate supporting documentation and review procedures with respect to journal entries, including with respect to invoices and disbursements that were unusual in nature and of significant amounts.

3.	We did not maintain an adequate review process with respect to the accounting of bill-and-hold transactions.

4.	We did not maintain an adequate communication policy with respect to compliance with the Company’s Code of Ethics and availability of the Company’s whistleblower hotline to report compliance issues

Accordingly, our Chief Executive Officer has concluded that our internal control over financial reporting and disclosure controls and procedures, as defined by SEC regulations, were not effective at June 30, 2017, as discussed in Part I, Item 4 of this Form 10-Q/A.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

The information set forth in Note 15 (Legal Proceedings and Other Contingencies) to the accompanying Consolidated Financial Statements included in Part I.  Item 1 “Financial Statements” of this Form 10-Q/A is incorporated herein by reference.

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

101*

The following financial information from Manitex International, Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Operations for the six months ended June 30, 2017 and 2016 (ii) Statements of Comprehensive Income for six months ended June 30, 2017 and 2016 (ii) Balance Sheets as of June 30, 2017 and December 31, 2016, (iii) Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (iv) Notes to Unaudited Interim Financial Statements.

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