Form 10-Q
period 2017-09-30
Manitex International, Inc.
filed 2018-04-03
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of the registrant’s common stock, no par, outstanding at February 10, 2018 was 16,662,386

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Manitex International, Inc. speaks as of September 30, 2017 unless specifically noted otherwise.  Unless otherwise indicated, Manitex International, Inc., together with its consolidated subsidiaries, is hereinafter referred to as “Manitex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

Forward-Looking Information

Certain information in this Quarter Report includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995).  These statements relate to, among other things, the Company’s expectations, believes, intentions, future strategies, future events or future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. In addition, when included in this Quarterly Report or in documents incorporated herein by reference the words “may,” “expects,” “should,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements.  However, the absence of these words does not mean that the statement is not forward-looking.  We have based these forward-looking statements on current expectations and projections about future events.  These statements are not guarantees of future performance.  Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  Such risks and uncertainties, many of which are beyond our control, include, without limitation, those described below and in our 2016 Annual Report on Form 10-K/A for the fiscal year ended December 31, 2016, in the section entitled “Item 1A. Risk Factors”:

•	a future substantial deterioration in economic conditions, especially in the United States and Europe;
•	government spending, fluctuations in the construction industry, and capital expenditures in the oil and gas industry;
•	our level of indebtedness and our ability to meet financial covenants required by our debt agreements;
•	our ability to negotiate extensions of our credit agreements and to obtain additional debt or equity financing when needed;
•	the cyclical nature of the markets we operate in;
•	the impact that the restatement of our previously issued financial statements could have on our business reputation and relations with our customers and suppliers;
•	increase in interest rates;
•	our increasingly international operations expose us to additional risks and challenges associated with conducting business internationally;
•	our customers’ diminished liquidity and credit availability;
•	the performance of our competitors;
•	shortages in supplies and raw materials or the increase in costs of materials;
•	potential losses under residual value guarantees;
•	product liability claims, intellectual property claims, and other liabilities;
•	the volatility of our stock price;
•	future sales of our common stock;
•	the willingness of our stockholders and directors to approve mergers, acquisitions, and other business transactions;
•	currency transaction (foreign exchange) risks and the risk related to forward currency contracts;
•	compliance with changing laws and regulations;
•	a substantial portion of our revenues are attributed to limited number of customers which may decrease or cease purchasing any time;

•	Impairment in the carrying value of goodwill could negatively affect our operating results;
•	difficulties in implementing new systems, integrating acquired businesses, managing anticipated growth, and responding to technological change;
•	a disruption or breach in our information technology systems;
•

certain provisions of the Michigan Business Corporation Act and the Company’s Articles of Incorporation, as amended, Amended and Restated Bylaws, and the Company’s Preferred Stock Purchase Rights may discourage or prevent a change in control of the Company;

•	Potential negative effect related to the SEC inquiry into our Company;
•	Potential risk of being delisted if we are unable to file our Annual Report and Quarterly Reports in a timely manner; and
•	other factors.

The risks described in our Annual Report on Form 10-K/A, for the fiscal year ended December 31, 2016, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. We do not undertake, and expressly disclaim, any obligation to update this forward-looking information, except as required under applicable law.

MANITEX INTERNATIONAL, INC.

FORM 10-Q INDEX

EXPLANATORY NOTE

The corrections contained in these financial statements restated for the prior comparative period, which we refer to herein as the “Restatement,” were prepared following an independent review by the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors into certain accounting matters, which is further described herein.

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

Description of the Restatement related to SVW

When the earlier “Explanatory Note” refers to a broker and its wholly-owned subsidiary, the reference is to SVW Crane & Equipment Company and its wholly owned subsidiary Rental Consulting Service Company (collectively “SVW”)

The following describes the impact of corrections that affect the three and nine months ended September 30, 2016. Information concerning 2016 impact is discussed in the Company’s amended 10-K/A for the year ended December 31, 2016.

Effect of Recording SVW Debt

As disclosed in Note 11, SVW has five notes outstanding with four financial institutions, each of which was effectively guaranteed by the Company. At September 30, 2017 the value of these notes totaled $6.3 million, net of debt issuance costs of $.2 million. Given SVW’s treatment as a VIE, and the fact that the Company effectively guaranteed it, this debt has been consolidated into the restated financial statement.

Effect of Recording Sales to Third Party

Recognizing sales when SVW related inventory was sold to third parties.

Effect of Recording Crane Rentals

Income on the rental of SVW related inventory to third parties has been recorded as revenues for the corresponding.

Effect of Treating Funds Sent to SVW’s Wholly-Owned Subsidiary as Advances

During the three and nine months ended September 30, 2017 there were no payments that the Company had originally classified as expenses paid to SVW’s wholly-owned subsidiary. Given SVW’s treatment as a VIE prior payments have been reclassified as intercompany advances.

Recording of Payments Made by SVW to Lenders

The balance sheet table in Note 2, Restatement of Previously Issued Financial Statements, shows the impact of payments made in connection with the aforementioned SVW debt.

Cumulative Income Tax Effect

This includes the impact on the income taxes for the three and nine months ended September 30, 2017 related to the discontinued operations and SVW restatements discussed above.

Description of the Restatement not related to SVW

Other

The Company disclosed a partial residual value guarantee to support a customer’s financing of equipment purchased from the Company that was previously not disclosed (see Note 15). A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date if certain conditions are met by the customer. The Company has issued partially residual guarantees that have maximum exposure of approximately $1.6 million. The Company, however, does not have any reason to believe that any exposure from such a guarantee is either probable or estimable at this time, as such, no liability has been recorded. The Company’s ability to recover losses from its guarantees may be affected by economic conditions in used equipment markets at the time of loss.

This also includes minor rounding and reclassification adjustments not included in previous categories.

Effect of Reclassifying ASV to Discontinued Operations

For the three and nine months ended September 30, 2016, the Company owned a 51% interest in ASV Holdings, Ins., which was formerly known as A.S.V., LLC (“ASV Holdings”).  On May 11, 2017, in anticipation of an initial public offering, ASV Holdings converted from an LLC to a C-Corporation and the Company’s 51% interest was converted to 4,080,000 common shares of ASV Holdings.  On May 17, 2017, in connection within its initial public offering, ASV Holdings sold 1,800,000 of its own shares and the Company sold 2,000,000 shares of ASV Holdings common stock. The Company held a 21.2% interest in ASV Holdings, but no longer has a controlling interest in ASV holdings.  ASV Holdings was deconsolidated during the quarter ended June 30, 2017 and is recorded as an equity investment starting with quarter ended June 30, 2017.  Since this 10-Q/A is being filed after the above described events, prior period financial statements included in this 10-Q/A have been restated to reflect ASV Holdings as a discontinued operation.

Additional entries not related to SVW

Adjustments were made to reverse a sale transaction, adjust a deferred gain, increase an inventory reserve and to record additional rent expense and other corrections and reclassification. These adjustments were identified in prior periods but were immaterial for recording at that time. As the Company has identified the restatement adjustments for recording in prior periods, management made the determination that it would also record these previously passed adjustments as part of the restatement of the financial statements.

See Note 2 to the consolidated financial statements which details the impact of the restatement on the Consolidated Statement of Operations for the three and nine months ended September 30, 2016, and Consolidated Statement of Cash Flow for the nine months ended September 30, 2016.

Internal Control and Disclosure Controls Considerations

Our Chief Executive Officer has determined that there were deficiencies in our internal control over financial reporting that constitute material weaknesses, as defined by SEC regulations, at September 30, 2017, with respect to procedures for:

1.We did not maintain an adequate process for the intake of new contracts, customers and vendors, particularly for contracts involving unique transaction structures or unusual obligations on the part of the Company, to ensure that all contracts are appropriately reviewed and approved, and the associated financial reporting requirements associated with such contracts and transactions structures are properly identified and complied with in accordance with Generally Accepted Accounting Principles.

2. We did not maintain adequate entity-level controls with respect to ensuring adequate supporting documentation of journal entries and proper review and approval of journal entries and disbursements that were unusual in nature and of significant amounts.

3.We did not maintain an adequate review process with respect to the accounting of bill-and-hold transactions and ensure proper revenue recognition.

4.We did not maintain a formal and consistent policy for establishing inventory reserves for excess and obsolete inventory.

5.We did not maintain an adequate communication policy with respect to compliance with the Company’s Code of Ethics and availability of the Company’s whistleblower hotline to report compliance issues

Accordingly, our Chief Executive Officer has concluded that our internal control over financial reporting and disclosure controls and procedures, as defined by SEC regulations, were not effective at September 30, 2017, as discussed in Part I, Item 4 of this Form 10-Q.

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

		As Restated
	September 30, 2017	December 31, 2016
	Unaudited
ASSETS
Current assets
Cash	$2,968	$4,541
Cash - restricted	352	773
Trade receivables (net)	44,800	32,982
Other receivables	2,508	1,082
Inventory (net)	63,422	69,487
Prepaid expense and other	4,322	4,624
Current assets of discontinued operations	—	46,645
Total current assets	118,372	160,134
Total fixed assets (net)	22,287	21,839
Intangible assets (net)	31,247	30,985
Goodwill	43,014	39,669
Equity investment in ASV Holdings, Inc.	14,844	—
Other long-term assets	1,548	1,605
Deferred tax asset	545	545
Long-term assets of discontinued operations	—	72,177
Total assets	$231,857	$326,954
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$31,967	$26,204
Current portion of capital lease obligations	362	338
Accounts payable	36,455	33,801
Accounts payable related parties	1,569	2,098
Accrued expenses	10,372	10,278
Other current liabilities	2,635	2,150
Current liabilities of discontinued operations	—	23,631
Total current liabilities	83,360	98,500
Long-term liabilities
Revolving term credit facilities	12,575	19,957
Notes payable (net)	29,724	32,832
Capital lease obligations, (net of current portion)	5,589	6,004
Convertible note related party (net)	6,968	6,862
Convertible note (net)	14,257	14,098
Deferred gain on sale of property	1,001	1,058
Deferred tax liability	3,559	3,242
Other long-term liabilities	3,737	4,127
Long-term liabilities of discontinued operations	—	42,645
Total long-term liabilities	77,410	130,825
Total liabilities	160,770	229,325
Commitments and contingencies
Equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at September 30, 2017 and December 31, 2016	—	—
Common Stock—no par value 25,000,000 shares authorized, 16,585,062 and 16,200,294 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	97,468	94,324
Paid in capital	2,743	2,918
Retained deficit	(27,761)	(20,505)
Accumulated other comprehensive loss	(1,363)	(4,272)
Equity attributable to shareholders of Manitex International, Inc.	71,087	72,465
Equity attributable to noncontrolling interests	—	25,164
Total equity	71,087	97,629
Total liabilities and equity	$231,857	$326,954

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
		As Restated		As Restated
	2017	2016	2017	2016
	Unaudited	Unaudited	Unaudited	Unaudited
Net revenues	$56,464	$39,131	$148,634	$132,106
Cost of sales	46,591	32,589	121,965	108,658
Gross profit	9,873	6,542	26,669	23,448
Operating expenses
Research and development costs	619	725	1,902	2,203
Selling, general and administrative expenses	8,282	8,985	25,797	27,473
Total operating expenses	8,901	9,710	27,699	29,676
Operating income (loss)	972	(3,168)	(1,030)	(6,228)
Other income (expense)
Interest expense:
Interest expense	(1,716)	(1,384)	(4,498)	(4,658)
Interest expense related to write off of debt issuance costs	—	—	—	(1,439)
Foreign currency transaction loss	(799)	(82)	(1,138)	(991)
Other income	18	281	361	883
Total other expense	(2,497)	(1,185)	(5,275)	(6,205)
Income (loss) before income taxes and income (loss) in equity interest from continuing operations	(1,525)	(4,353)	(6,305)	(12,433)
Income tax expense (benefit) from continuing operations	281	(691)	416	(958)
Income (loss) from equity investments, net of taxes	284	(5,673)	284	(5,752)
Net loss from continuing operations	(1,522)	(9,335)	(6,437)	(17,227)
Discontinued operations
Loss from operations of discontinued operations (including loss on disposal for the nine months 2017 of $1,133 and losses on disposal of $9,502 and $7,290 for the three and nine months 2016, respectively)	—	(9,608)	(573)	(4,745)
Income tax expense (benefit)	(15)	4,145	(28)	1,259
Loss from discontinued operations	15	(13,753)	(545)	(6,004)
Net loss	(1,507)	(23,088)	(6,982)	(23,231)
Net (income) attributable to noncontrolling interest from discontinued operations	—	(294)	(274)	(566)
Net loss attributable to shareholders of Manitex International, Inc.	$(1,507)	$(23,382)	$(7,256)	$(23,797)
Earnings (loss) Per Share
Basic
Earnings (loss) from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.09)	$(0.58)	$(0.39)	$(1.07)
Loss from discontinued operations attributable to shareholders of Manitex International, Inc.	$0.00	$(0.87)	$(0.05)	$(0.41)
Net earnings (loss) attributable to shareholders of Manitex International, Inc.	$(0.09)	$(1.45)	$(0.44)	$(1.48)
Diluted
Earnings (loss) from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.09)	$(0.58)	$(0.39)	$(1.07)
Loss from discontinued operations attributable to shareholders of Manitex International, Inc.	$0.00	$(0.87)	$(0.05)	$(0.41)
Net earnings (loss) attributable to shareholders of Manitex International, Inc.	$(0.09)	$(1.45)	$(0.44)	$(1.48)
Weighted average common shares outstanding
Basic	16,573,927	16,127,346	16,532,683	16,119,578
Diluted	16,573,927	16,127,346	16,532,683	16,119,578

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
		As Restated		As Restated
	2017	2016	2017	2016
	Unaudited	Unaudited	Unaudited	Unaudited
Net loss:	$(1,507)	$(23,088)	$(6,982)	$(23,231)
Other comprehensive income (loss)
Foreign currency translation adjustments	795	1,481	2,909	2,569
Total other comprehensive income	795	1,481	2,909	2,569
Comprehensive loss	(712)	(21,607)	(4,073)	(20,662)
Comprehensive (income) attributed to noncontrolling interest	—	(294)	(274)	(566)
Total comprehensive loss attributable to shareholders of Manitex International, Inc.	$(712)	$(21,901)	$(4,347)	$(21,228)

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
		As Restated
	2017	2016
	Unaudited	Unaudited
Cash flows from operating activities:
Net loss	$(6,982)	$(23,231)
Adjustments to reconcile net loss to cash used for operating activities:		.
Depreciation and amortization	3,908	5,311
Loss on sale of discontinued operations	1,133	7,290
Changes in allowances for doubtful accounts	41	2
Changes in inventory reserves	(449)	570
Revaluation of contingent acquisition liability	(346)	(915)
Write down of goodwill	—	275
Deferred income taxes	(10)	(190)
Amortization and write off of deferred debt issuance costs	402	1,903
Amortization of debt discount	388	404
Change in value of interest rate swaps	(421)	(778)
(Earnings) loss from equity investments	(284)	5,752
Share-based compensation	517	900
Adjustment to deferred gain on sales and lease back	—	(141)
Loss (gain) on disposal of assets	160	(13)
Reserves for uncertain tax provisions	54	32
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(10,401)	(1,189)
(Increase) decrease in inventory	9,323	(7,483)
(Increase) decrease in prepaid expenses	356	979
(Increase) decrease in other assets	66	194
Increase (decrease) in accounts payable	(845)	(5,511)
Increase (decrease) in accrued expense	(642)	(2,711)
Increase (decrease) in other current liabilities	247	(365)
Increase (decrease) in other long-term liabilities	(382)	(250)
Discontinued operations - cash provided by (used for) operating activities	3,665	(6,898)
Net cash used for operating activities	(502)	(26,063)

Cash flows from investing activities:

Proceeds from the sale of discontinued operations (Note 18)	12,892	14,000
Proceeds from the sale of fixed assets	15	187
Purchase of property and equipment	(761)	(946)
Investment in intangibles other than goodwill	(64)	(103)
Discontinued operations - cash (used for) provided by investing activities	(84)	1,688
Net cash provided by investing activities	11,998	14,826
Cash flows from financing activities:
Payments on revolving term credit facilities	(7,382)	(13,687)
Net borrowings on working capital facilities	4,198	7,181
New borrowings—other	754	12,961
Debt issuance costs incurred	(50)	(1,206)
Note payments	(8,451)	(5,269)
Shares repurchased for income tax withholding on share-based compensation	(128)	(55)
Proceeds from stock offering	2,426	—
Proceeds from sale and lease back	896	4,080
Payments on capital lease obligations	(793)	(417)
Discontinued operations - cash (used for) provided by financing activities	(5,058)	4,422
Net cash used for financing activities	(13,588)	8,010
Net decrease in cash and cash equivalents	(2,092)	(3,227)
Effect of exchange rate changes on cash	98	1,359
Cash and cash equivalents at the beginning of the year	5,314	5,918
Cash and cash equivalents at end of period	$3,320	$4,050

See Note 1 for supplemental cash flow disclosures

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except share and per share data)

1. Nature of Operations and Basis of Presentation

The Condensed Consolidated Balance Sheet at September 30, 2017 and the related Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2017 and 2016 (as restated) and Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2017 and 2016 (as restated) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods.  Interim results may not be indicative of results to be realized for the entire year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2016.  The Condensed Consolidated Balance Sheet as of December 31, 2016 (as restated) was derived from our audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).  Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation. All references in this report to financial results of periods ending prior to the third quarter of 2017 reflect such results as restated pursuant to the previously announced restatement of such periods.

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

Non-Cash Transactions

Non-cash transactions for the periods ended September 30, 2017 and 2016 are as follows:

	Nine Months Ended September 30,
		As Restated
	2017	2016
Non cash transactions
Issuance of common stock in connection with Terex note repayment	$—	$150
Equipment held for sale financed on a capital lease	896	—
Stock issued to purchase Winona facility	154	—

Discontinued Operations

ASV Segment

ASV is located in Grand Rapids, Minnesota and manufactures a line of high quality compact track and skid steer loaders. The products are used in site clearing, general construction, forestry, golf course maintenance and landscaping industries, with general construction being the largest.

Prior to the quarter ended June 30, 2017, the Company owned a 51% interest in ASV Holdings, Inc., which was formerly known as A.S.V., LLC (“ASV Holdings”).  On May 11, 2017, in anticipation of an initial public offering, ASV Holdings converted from an LLC to a C-Corporation and the Company’s 51% interest was converted to 4,080,000 common shares of ASV Holdings.  On May 17, 2017, in connection within its initial public offering, ASV Holdings sold 1,800,000 of its own shares and the Company sold 2,000,000 shares of ASV Holdings common stock.  As of September 30, 2017, the Company held a 21.2% interest in ASV Holdings, but no longer had a controlling interest in ASV Holdings.  ASV Holdings was deconsolidated during the quarter ended June 30, 2017 and is recorded as an equity investment starting with quarter ended June 30, 2017.  Periods ending before June 30, 2017 reflect ASV as discontinued operation. Subsequent to September 30, 2017, the Company sold additional shares of ASV. See Note 18 for additional discussion related to the accounting treatment of the investment in ASV after the sale of the additional shares.

Sales of Subsidiaries

During the year ended December 31, 2016, the Company sold two of its wholly owned subsidiaries: CVS Ferrari, S.r.L (“CVS”) and Manitex Liftking ULC (“Manitex Liftking” or “Liftking”).  CVS was sold on December 22, 2016 and Liftking was sold on September 30, 2016, and each are presented as a discontinued operation.

Change in Reporting Segments

Prior to the quarter ended June 30, 2017, the Company reported its operations in three segments: the Lifting Equipment segment, the ASV segment and the Equipment Distribution segment.  Since 2015, the Company has sought to redefine itself strategically and operationally, including through a series of divestitures.  The most recent such divestiture occurred in May 2017, with the sale of a portion of the Company’s investment in ASV Holdings.  As a result of this sale, the Company has deconsolidated ASV Holdings from its financial reporting, and ASV Holdings is no longer a reporting segment.

The previously reported Equipment Distribution operations was comprised of C&M and C&M Leasing.  C&M was acquired by the Company in 2008 and at that time operated primarily as a distributor of Terex Corporation (“Terex”) rough terrain and truck cranes.   Subsequent to 2008, C&M added a used equipment business, which involved buying both lifting and non-lifting construction equipment and then refurbishing and remarketing that equipment.  Recently, the C&M operations evolved and the used equipment sales operations were discontinued.

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

2. Restatement of Previously issued financial statements

The Company has restated its quarterly Consolidated Statements of Operations, Statement of Comprehensive Income (Loss) and the Statements of Cash Flows for the three and nine months ended September 30, 2016. In addition, the Company has restated the Balance Sheets for the periods ended December 31, 2016. See the Company’s restated 10-K/A for the restated balance sheet as of December 31, 2016.

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

Description of the Restatement related to SVW

The following describes the impact of corrections that affect the three and nine months ended September 30, 2016. Information concerning 2016 impact is discussed in the Company’s amended 10-K/A for the year ended December 31, 2016.

Effect of Recording Sales to Third Party

Recognizing sales when SVW related inventory was sold to third parties.

(Statement of Operations – Column C)

Effect of Recording Crane Rentals

Income on the rental of SVW related inventory to third parties has been recorded as revenues for the corresponding.

(Statement of Operations – Column C)

Effect of Treating Funds Sent to SVW’s Wholly-Owned Subsidiary as Advances

During the three and nine months ended September 30, 2016 there were no payments that the Company had originally classified as expenses paid to SVW’s wholly-owned subsidiary. Given SVW’s treatment as a VIE these payments have been reclassified as intercompany advances. (Statement of Operations – Column D)

Recording of Payments Made by SVW to Lenders

This includes the impact of payments made in connection with the aforementioned SVW debt. (Statement of Operations – Column E)

Cumulative Income Tax Effect

This includes the impact on the income taxes for the quarter and nine months ended September 30, 2016 related to the discontinued operations and SVW restatements discussed above. (Statement of Operations – Column F)

Description of the Restatement not related to SVW

Other

The Company disclosed a partial residual value guarantee to support a customer’s financing of equipment purchased from the Company that was previously not disclosed (see Note 15). A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date if certain conditions are met by the customer. The Company has issued partially residual guarantees that have maximum exposure of approximately $1.6 million. The Company, however, does not have any reason to believe that any exposure from such a guarantee is either probable or estimable at this time, as such no liability has been recorded. The Company’s ability to recover any losses that may occur related its guarantees may be affected by economic conditions in used equipment markets at the time of loss.

This includes minor rounding and reclassification adjustments not included in previous categories.

(Statement of Operations – Column G)

Effect of Reclassifying ASV to Discontinued Operations

For the three and nine months ended September 30, 2016, the Company owned a 51% interest in ASV Holdings, Ins., which was formerly known as A.S.V., LLC (“ASV Holdings”).  On May 11, 2017, in anticipation of an initial public offering, ASV Holdings converted from an LLC to a C-Corporation and the Company’s 51% interest was converted to 4,080,000 common shares of ASV Holdings.  On May 17, 2017, in connection within its initial public offering, ASV Holdings sold 1,800,000 of its own shares and the Company sold 2,000,000 shares of ASV Holdings common stock.  The Company held a 21.2% interest in ASV Holdings, but no longer has a controlling interest in ASV holdings.  ASV Holdings was deconsolidated during the quarter ended June 30, 2017 and is recorded as an equity investment starting with quarter ended June 30, 2017.  Since this 10-Q/A is being filed after the above described events, prior period financial statements included in this 10-Q/A have been restated to reflect ASV Holdings as a discontinued operation. (Statement of Operations - Column B)

Additional entries not related to SVW

Adjustments were made to: reverse a sale transaction, adjust a deferred gain, increase an inventory reserve and to record additional rent expense and other corrections and reclassifications not related to SVW. These adjustments were identified in prior periods but were immaterial for recording at that time. As the Company has identified the restatement adjustments for recording in prior periods, management made the determination that it would also record these previously passed adjustments as part of the restatement of the financial statements. (Statement of Operations – Column G, Statement of Cash Flows – Column K)

See the Company’s Amended Annual Report for the year ended December 31, 2016 for the table that shows the impact that the restatement had on the Company’s Balance Sheet for the year ended December 31, 2016.

The following tables reflect adjustments (restatements) to correct errors identified in connection with the Company’s review of its financial results for the quarters ended September 30, 2016.

					Consolidated Statement of Operations
					For the three months ended September 30, 2016
					(in thousands, except for share data)
								(unaudited)
	A	B	C	D	E	F	G	H
	As Previously Reported on Form 10-Q	Effect of Reclassifying Entities into Discontinued Operations	Reversal of Sales to SVW	Effect of Treating Funds Sent to SVW as Advances	Recording Payments Made by SVW to Lenders	Cumulative Income Tax Effect	Other	As Restated
Net revenues	$74,131	$(34,506)	$(495)	$—	$—	$—	$1	$39,131
Cost of sales	62,476	(29,512)	(142)	—	—	—	(233)	32,589
Gross profit	11,655	(4,994)	(353)	—	—	—	234	6,542
Operating expenses								—
Research and development costs	1,238	(513)	—	—	—	—		725
Selling, general and administrative expenses	11,378	(2,403)	—	—	—	—	10	8,985
Total operating expenses	12,616	(2,916)	—	—	—	—	10	9,710
Operating (loss) income	(961)	(2,078)	(353)	—	—	—	224	(3,168)
Other income (expense)
Interest income (expense)	(2,667)	1,399	—	—	(116)	—	—	(1,384)
Interest expense related to write off of debt issuance costs	—	—	—	—	—	—	—	—
Foreign currency transaction loss	(103)	22	—	—	—	—	(1)	(82)
Other income	2	278	—	—	—	—	1	281
Total other income (expense)	(2,768)	1,699	—	—	(116)	—	—	(1,185)
(Loss) income before income taxes and loss in non- marketable equity interest from continuing operations	(3,729)	(379)	(353)	—	(116)	—	224	(4,353)
Income tax (benefit) expense from continuing operations	(3,813)	543	—	—	—	2,579	—	(691)
Loss in non-marketable equity interest, net of taxes	(5,673)	—	—	—	—	—	—	(5,673)
Net (loss) income from continuing operations	(5,589)	(922)	(353)	—	(116)	(2,579)	224	(9,335)
Discontinued operations:
Income (loss) from operations of discontinued operations	(9,987)	379	—	—	—	—	—	(9,608)
Income tax expense	4,688	(543)	—	—	—	—	—	4,145
(Loss) income on discontinued operations	(14,675)	922	—	—	—	—	—	(13,753)
Net (loss) income	(20,264)	—	(353)	—	(116)	(2,579)	224	(23,088)
Net loss (income) attributable to noncontrolling interest	(294)	—	—	—	—	—	—	(294)
Net (loss) income attributable to shareholders of Manitex International, Inc.	$(20,558)	$—	$(353)	$—	$(116)	$(2,579)	$224	$(23,382)
Earnings (loss) Per Share
Basic
(Loss) earnings from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.36)							$(0.58)
Loss from discontinued operations attributable to shareholders of Manitex International, Inc.	$(0.91)							$(0.87)
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$(1.27)							$(1.45)

Diluted								—
(Loss) earnings from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.36)							$(0.58)
Loss from discontinued operations attributable to shareholders of Manitex International, Inc.	$(0.91)							$(0.87)
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$(1.27)							$(1.45)

Weighted average common shares outstanding
Basic	16,127,346							16,127,346
Diluted	16,127,346							16,127,346

					Consolidated Statement of Operations
					For the nine months ended September 30, 2016
					(in thousands, except for share data)
								(unaudited)
	A	B	C	D	E	F	G	H
	As Previously Reported on Form 10-Q	Effect of Reclassifying Entities into Discontinued Operations	Reversal of Sales to SVW	Effect of Treating Funds Sent to SVW as Advances	Recording Payments Made by SVW to Lenders	Cumulative Income Tax Effect	Other	As Restated
Net revenues	$272,769	$(127,541)	$(13,123)	$—	$—	$—	$1	$132,106
Cost of sales	225,824	(106,796)	(10,388)	—	—	—	18	108,658
Gross profit	46,945	(20,745)	(2,735)	—	—	—	(17)	23,448
Operating expenses
Research and development costs	4,091	(1,888)	—	—	—	—	—	2,203
Selling, general and administrative expenses	38,574	(11,111)	—	—	—	—	10	27,473
Total operating expenses	42,665	(12,999)	—	—	—	—	10	29,676
Operating (loss) income	4,280	(7,746)	(2,735)	—	—	—	(27)	(6,228)
Other income (expense)
Interest income (expense)	(9,407)	4,865	—	—	(116)	—	—	(4,658)
Interest expense related to write off of debt issuance costs	(1,439)	—	—	—	—	—	—	(1,439)
Foreign currency transaction loss	(580)	(410)	—	—	—	—	(1)	(991)
Other income (loss)	2,834	(1,952)	—	—	—	—	1	883
Total other income (expense)	(8,592)	2,503	—	—	(116)	—	—	(6,205)
(Loss) income before income taxes and loss in non- marketable equity interest from continuing operations	(4,312)	(5,243)	(2,735)	—	(116)	—	(27)	(12,433)
Income tax (benefit) expense from continuing operations	(4,421)	3,428	—	—	—	34	1	(958)
Loss in non-marketable equity interest, net of taxes	(5,752)	—	—	—	—	—	—	(5,752)
Net (loss) income from continuing operations	(5,643)	(8,671)	(2,735)	—	(116)	(34)	(28)	(17,227)
Discontinued operations:
Income (loss) from operations of discontinued operations	(9,987)	5,242	—	—	—	—	—	(4,745)
Income tax expense	4,688	(3,429)	—	—	—	—	—	1,259
(Loss) income on discontinued operations	(14,675)	8,671	—	—	—	—	—	(6,004)
Net (loss) income	(20,318)	—	(2,735)	—	(116)	(34)	(28)	(23,231)
Net loss (income) attributable to noncontrolling interest	(566)	—	—	—	—	—	—	(566)
Net (loss) income attributable to shareholders of Manitex International, Inc.	$(20,884)	$—	$(2,735)	$—	$(116)	$(34)	$(28)	$(23,797)
Earnings (loss) Per Share
Basic
(Loss) earnings from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.38)							$(1.07)
Loss from discontinued operations attributable to shareholders of Manitex International, Inc.	$(0.91)							$(0.41)
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$(1.29)							$(1.48)

Diluted								—
(Loss) earnings from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.38)							$(1.07)
Loss from discontinued operations attributable to shareholders of Manitex International, Inc.	$(0.91)							$(0.41)
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$(1.29)							$(1.48)

Weighted average common shares outstanding
Basic	16,119,578							16,119,578
Diluted	16,119,578							16,119,578

			Consolidated Statement of Cash Flows
			For the nine months ended September 30, 2016
			(in thousands)
					(unaudited)
	I	J	K	L	M
	As Previously Reported on Form 10-Q	Impact of SVW Related Corrections (1)	Income Tax Impact	Other Corrections and Reclasifications Including Discontinued Operations	As Restated
Cash flows from operating activities:
Net (loss) income	(20,318)	(2,851)	(35)	(27)	(23,231)
Adjustments to reconcile net income to cash (used) provide by for operating activities:					—
Depreciation and amortization	8,886	—	—	(3,575)	5,311
Loss (gain) on sale of discontinued operations	9,050	—	—	(1,760)	7,290
Changes in allowances for doubtful accounts	117	—	—	(115)	2
Loss (gain) on disposal of assets	(2,236)	—	—	2,223	(13)
Changes in inventory reserves	920	—	—	(350)	570
Deferred income taxes	(193)	—	—	3	(190)
Amortization of deferred financing cost	2,333	—	—	(430)	1,903
Revaluation of contingent acquisition liability	(915)	—	—	—	(915)
Write down of goodwill	275	—	—	—	275
Amortization of debt discount	405	—	—	(1)	404
Change in value of interest rate swaps	(778)	—	—	—	(778)
Loss in non-marketable equity interest	-	—	—	—	—
Share-based compensation	900	—	—	—	900
Deferred gain on sale and lease back	(124)	—	—	(17)	(141)
Reserves for uncertain tax provisions	48	—	—	(16)	32
(Earnings) loss from equity investment	5,752	—	—	—	5,752
Changes in operating assets and liabilities:		—	—	—
(Increase) decrease in accounts receivable	(11,622)	1,844	—	8,589	(1,189)
(Increase) decrease in inventory	(4,410)	(10,387)	—	7,314	(7,483)
(Increase) decrease in prepaid expenses	884	(143)	35	203	979
(Increase) decrease in other assets	194	—	—	—	194
Increase (decrease) in accounts payable	(5,270)	—	—	(241)	(5,511)
Increase (decrease) in accrued expense	(3,111)	—	—	400	(2,711)
Increase (decrease) in other current liabilities	2,379	—	—	(2,744)	(365)
Increase (decrease) in other long-term liabilities	(251)	—	—	1	(250)
Discontinued operations - cash provided by (used) for operating activities	1,509	—	—	(8,407)	(6,898)
Net cash (used) for provided by operating activities	(15,576)	(11,537)	—	1,050	(26,063)

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	—	—	—	—
Sale of intellectual property	2,205	—	—	—
Proceeds from the sale of fixed assets	187	—	—	—	187
Purchase of property and equipment	(1,611)	—	—	665	(946)
Investment in intangibles other than goodwill	(103)	—	—	—	(103)
Proceeds from the sale of discontinued operations	14,000	—	—	—	14,000
Discontinued operations - cash used for investing activities	157	—	—	1,531	1,688
Net cash provided by for investing activities	14,835	—	—	2,196	14,826
Cash flows from financing activities:
Borrowings—2014 term loan	—	—	—	—	—
Repayment of 2014 term loan	—	—	—	—	—
Net proceeds from stock offering	—	—	—	—	—
New borrowings—convertible notes	—	—	—	—	—
Payments on revolving term credit facilities	(10,709)	—	—	(2,978)	(13,687)
Net borrowings (repayments) on working capital facilities	13,255	—	—	(6,074)	7,181
Investment received from noncontrolling interest	2,450	—	—	(2,450)	—
New borrowings—except 2014 term loan	757	12,204	—	—	12,961
Note payments	(10,980)	(335)	—	6,046	(5,269)
Bank fees and cost related to new financing	(981)	(332)	—	107	(1,206)
Shares repurchased for income tax withholding on share-based compensation	(55)	—	—	—	(55)
Proceeds from stock offering		—	—	—	—
Proceeds from sale and leaseback	4,080	—	—	—	4,080
Excess tax benefits related to vesting of restricted stock	—	—	—	—	—
Proceeds from capital leases	—	—	—	—	—
Payments on capital lease obligations	(417)	—	—	—	(417)
Discontinued operations - cash used for financing activities	(919)	—	—	5,341	4,422
Net cash (used) for provided by financing activities	(3,519)	11,537	—	(8)	8,010
Net (decrease) increase in cash and cash equivalents	(4,260)	—	—	3,238	(3,227)
Effect of exchange rate changes on cash	1,701	—	—	(342)	1,359
Cash and cash equivalents at the beginning of the year	8,578	—	—	(2,660)	5,918
Cash and cash equivalents at end of period	$6,019	$—	$—	$236	$4,050

3. New Significant Accounting Policy and New Accounting Pronouncements

Principles of Consolidation

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amounts the Company’s customers are invoiced and do not bear interest. Accounts receivable is reduced by an allowance for amounts that may become uncollectible in the future. The Company’s estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where the Company has information that the customer may have an inability to meet its financial obligations. The Company had allowances for doubtful accounts of $8 and $7 at September 30, 2017 and December 31, 2016, respectively.

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

4. Financial Instruments—Forward Currency Exchange Contracts and Interest Rate Swap Contracts

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 by level within the fair value hierarchy. As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is summary of items that the Company measures at fair value on a recurring basis:

	Fair Value at September 30, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Forward currency exchange contracts	$—	$94	$—	$94
Interest rate swap contracts	—	7	—	7
Valla contingent consideration	—	—	216	216
Total recurring liabilities at fair value	$—	$101	$216	$317

	Fair Value at December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Forward currency exchange contracts	$—	$159	$—	$159
Interest rate swap contracts	—	405	—	405
PM contingent liabilities	—	—	316	316
Valla contingent consideration	—	—	193	193
Total liabilities at fair value	$—	$564	$509	$1,073

	Fair Value Measurements Using Significant Unobservable Inputs (level 3)
	PM Contingent Consideration	Valla Contingent Consideration	Total
Liabilities:
Balance at December 31, 2016	$316	$193	$509
Effect of change in exchange rates	—	23	23
Change in fair value during the period	(316)	—	(316)
Balance at September 30, 2017	$—	$216	$216

Fair Value Measurements

ASC 820-10 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	—	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	—	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3	—	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

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

Forward Currency Contracts

When the Company receives a significant order in a currency other than the operating unit’s functional currency, management may evaluate different options that are available to mitigate future currency exchange risks. As of September 30, 2017, the Company had no outstanding forward currency contracts that were in place to hedge future sales. Therefore, there are currently no unrealized pre-tax gains or losses which will reclassified from other comprehensive income into earnings during the next 12 months.

In addition, the Company enters into forward currency exchange contracts in relationship such that the exchange gains and losses on the assets and liabilities denominated in a currency other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. PM Group has an intercompany receivable denominated in Euros from its Chilean subsidiary.  At September 30, 2017, the Company had entered into a forward currency exchange contract that matured on January 29, 2018.  Under the contract the Company is obligated to sell 2,500,000 Chilean pesos for 3,201 euros. The purpose of the forward contract is to mitigate the income effect related to this intercompany receivable that results with a change in exchange rate between the Euro and the Chilean peso.

Interest Rate Swap Contracts

A contract was signed by PM Group, for an original notional amount of € 482 (€ 569 at September 30, 2017), maturing on October 1, 2020 with interest paid monthly.   PM pays interest at a rate of 3.90% and receives from the counterparties interest at the “Euribor” rate for the period in question if greater than 0.90%.

As of September 30, 2017, the Company had the following forward currency contracts and interest rate swaps:

Nature of Derivative	Currency	Amount	Type
Forward currency sales contracts	Chilean peso	2,500,000	Not designated as hedge instrument
Interest rate swap contract	Euro	482	Not designated as hedge instrument

The following table provides the location and fair value amounts of derivative instruments that are reported in the Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016:

Total derivatives NOT designated as a hedge instrument

		Fair Value
	Balance Sheet Location	September 30, 2017	December 31, 2016
Liabilities Derivatives
Foreign currency exchange contract	Accrued expense	$94	$159
Interest rate swap contracts	Notes payable	7	405
Total liabilities		$101	$564

The following tables provide the effect of derivative instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016:

		Gain or (loss)
	Location of gain or (loss) recognized in Income Statement	Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Derivatives Not designated as Hedge Instruments
Forward currency contracts	Foreign currency transaction gains (losses)	$37	$(22)	$133	$(332)
Interest rate swap contracts	Interest expense	(1)	392	355	787
Forward currency contracts	Income from operations of discontinued operations	—	(32)	—	54
		$36	$338	$488	$509

The counterparty to each of the currency exchange forward contracts is a major financial institution with credit ratings of investment grade or better and no collateral is required. Management continues to monitor counterparty risk and believes the risk of incurring losses on derivative contracts related to credit risk is unlikely.

6. Inventory

The components of inventory are as follows:

		As Restated
	September 30, 2017	December 31, 2016
Raw materials and purchased parts, net	$36,988	$35,855
Work in process	3,425	4,231
Finished goods	23,009	29,401
Inventory, net	$63,422	$69,487

The Company has established reserves for obsolete and excess inventory of $3,454 and $1,886 as of September 30, 2017 and December 31, 2016, respectively.

7. Goodwill and Intangible Assets

Intangible assets and accumulated amortization by category as of September 30, 2017 is as follows:

		Gross		Net
	Useful	Carrying	Accumulated	Carrying
	lives	Amount	Amortization	Amount
Patented and unpatented technology	7-10 years	$18,317	$(11,762)	$6,555
Customer relationships	10-20 years	23,639	(9,518)	14,121
Trade names and trademarks	25 years-indefinite	12,607	(2,041)	10,566
Non-competition agreements	2-5 years	50	(45)	5
Customer backlog	<1 year	371	(371)	—
Total intangible assets, net				$31,247

Intangible assets and accumulated amortization by category as of December 31, 2016 is as follows:

		Gross		Net
	Useful	Carrying	Accumulated	Carrying
	lives	Amount	Amortization	Amount
Patented and unpatented technology	7-10 years	$17,409	$(11,004)	$6,405
Customer relationships	10-20 years	22,444	(7,870)	14,574
Trade names and trademarks	25 years-indefinite	11,892	(1,894)	9,998
Non-competition agreements	2-5 years	50	(42)	8
Customer backlog	<1 year	370	(370)	—
Total Intangible assets				$30,985

Amortization expense for intangible assets was $609 and $1,204 for the three months, and $2,121 and $3,324 for the nine months ended September 30, 2017 and 2016, respectively.

Changes in goodwill for the nine months ended September 30, 2017 are as follows:

Total
Balance January 1, 2017	$39,669
Effect of change in exchange rates	3,345
Balance September 30, 2017	$43,014

8. Equity Method Investments

ASV Holdings - The Company is accounting for its 21.2% investment in ASV Holdings under the equity method of accounting.  Under the equity method, the Company’s share of the net income (loss) of the ASV Holdings is recognized as income (loss) in the Company’s statement of operations and added to investment account, and dividends received from ASV Holdings are treated as a reduction of the investment account.  ASV Holdings’ earnings are recorded on a one quarter lag as ASV Holdings may not report earnings in time to be included in the Company’s financial statements for any given reporting period.

On May 17, 2017, the Company’s investment in ASV Holdings exceeded the proportional share of ASV Holdings’ net assets by $862.  The following table provides details of fair market adjustment made to reconcile this difference and subsequent amortization of the fair market adjustments:

		Balance as of		Balance as of
	Amortization	May 17,	Cumulative	September 30,
	Period	2017	Amortization	2017
Inventory	1 year	$75	$9	$66
Intangibles other than goodwill	10 to 25 years	787	9	778
		$862	$18	$844

The Company owned 2,080,000 Common Shares of ASV Holdings, which had a market value on September 30, 2017 of $16,910 based on a closing price of $8.13.

The following tables present ASV Holding’s summary financial information:

	June 30, 2017 (2)	December 31, 2016
Current Assets	$43,497	$47,556
Non-Current Assets	70,880	72,176
Current Liabilities	21,767	23,654
Non-Current Liabilities	$26,651	$42,643

	For the six months ended
	June 30, (2)
	2017
Net sales	$62,250
Gross profit	9,660
Net income	1,984

Net income attributable to the Company (1)	302
Amortization of FMV adjustment	(18)
Income recognized by the Company	$284
__________________
(1) Represents 21.22% of ASV Holdings earnings from May 17, 2017 to September 30, 2017
(2) The Company's policy is to record our earnings based on a one quarter lag. As of September 30, 2017, the best available information to us was for June 30, 2017

Over the period from February 26 to 28, 2018, the Company sold an aggregate of 1,000,000 shares of ASV Holdings, Inc. in privately-negotiated transactions with institutional purchasers.  All such shares were sold for $7.00 per share.  Following such sale transactions, the Company owns an aggregate of 1,080,000 shares of ASV Holdings, Inc., which equates to the Company owning approximately 11.0% percent of ASV.  After this transaction, the investment in ASV Holdings, Inc. will no longer be accounted for under the equity method.

Lift Ventures - On December 16, 2014, Manitex International, Inc. (the “Company”), BGI USA Inc. (“BGI”), Movedesign SRL and R & S Advisory S.r.l., entered into an operating agreement (the “Operating Agreement”) for Lift Ventures LLC (“Lift Ventures”), a joint venture entity. The purposes for which Lift Ventures is organized are the manufacturing and selling of certain products and components, including the Schaeff line of electric forklifts and certain LiftKing products. Pursuant to the Operating Agreement, the Company was granted a 25% equity stake in Lift Ventures in exchange for the contribution of inventory totaling $5,951 and a license of certain intellectual property related to the Company’s products.

This investment was a non-marketable equity investment made in a privately-held company accounted for under the equity method.

In 2016, the Company determined its investment in Lift Ventures was impaired and has recognized an impairment charge of $5,647 to write off its entire investment in Lift Ventures LLC.

9. Accrued Expenses

	September 30, 2017	December 31, 2016
		As Restated
Accrued payroll	$2,192	$914
Accrued employee benefits	748	1,215
Accrued bonuses	60	401
Accrued vacation	989	979
Accrued interest	981	1,753
Accrued commissions	478	351
Accrued expenses—other	524	1,052
Accrued warranty	1,669	1,568
Accrued income taxes	465	—
Accrued taxes other than income taxes	1,862	1,950
Accrued product liability and workers compensation claims	404	95
Total accrued expenses	$10,372	$10,278

10. Accrued Warranty

The accrued warranty liability is established using historical warranty claim experience; however, the current provision may be adjusted to take into consideration unusual or non-recurring events in the past or anticipated changes in future warrant claims.

	For the nine months ended
	September 30,
	2017	2016
Balance January 1,	$1,568	$1,328
Accrual for warranties issued during the period	1,390	1,182
Warranty services provided	(1,322)	(1,269)
Changes in estimate	(1)	103
Foreign currency translation	34	26
Balance September 30,	$1,669	$1,370

11. Credit Facilities and Debt

U.S.  Credit Facilities

At September 30, 2017, the Company and its U.S. subsidiaries have a Loan and Security Agreement, as amended, (the “Loan Agreement”) with The CIBC Bank USA (“CIBC”), formally known as “The Private Bank and Trust Company”.  The Loan Agreement provides a revolving credit facility with a maturity date of July 20, 2019.   The aggregate amount of the facility is $25,000.

The maximum borrowing available to the Company under the Loan Agreement is limited to: (1) 85% of eligible receivables; plus (2) 50% of eligible inventory valued at the lower of cost or net realizable value subject to a $17,500 limit; plus (3) 80% of eligible used equipment, as defined, valued at the lower of cost or market subject to a $2,000 limit.  At September 30, 2017, the maximum the Company could borrow based on available collateral was $25,000.  At September 30, 2017, the Company had borrowed $12,575 under this facility.  The Company’s collateral is subject to a $5,000 reserve until the Fixed Charge Coverage ratio exceeds 1.10 to 1.00.  The indebtedness under the Loan Agreement is collateralized by substantially all of the Company’s assets, except for the certain assets of the Company’s subsidiaries.

The Loan Agreement provides that the Company can opt to pay interest on the revolving credit at either a base rate plus a spread, or a LIBOR rate plus a spread.  The base rate spread ranges from 0.25% to 1.00% depending on the Senior Leverage Ratio (as defined in the Loan Agreement).  The LIBOR spread ranges from 2.25% to 3.00% also depending on the Senior Leverage Ratio.  At September 30, 2017, the base rate and LIBOR spreads were 1.00% and 3.00%, respectively.  Funds borrowed under the LIBOR option can be borrowed for periods of one, two, or three months and are limited to four LIBOR contracts outstanding at any time.

The underlying reference rate for our base rated borrowings at September 30, 2017 was 4.25%.  At September 30, 2017, the Company had four outstanding advances with interest tied to LIBOR.  The contracts had an underlying LIBOR rate of 1.27%.  In addition, CIBC assesses a 0.50% unused line fee that is payable monthly.

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

Note Payable—Bank

At September 30, 2017, the Company has a $73 term note payable to a bank. The Company is required to make eleven monthly payments of $37 that began on January 30, 2017. The note dated January 18, 2017 had an original principal amount of $400 and an annual interest rate of 2.75%. Proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest in the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums.

Note Payable—Winona Facility Purchase

At September 30, 2017, Badger has balance on note payable to Avis Industrial Corporation of $486.  Badger is required to make 60 monthly payments of $10 that began on August 1, 2017.  The note dated July 26, 2017, had an original principal amount of $500 and annual interest rate of 8.00%.  The note is guaranteed by the Company.

Notes Payable – SVW

At September 30, 2017, SVW has four loans outstanding with four financial institutions.  The Company is not a loan party, but has included the debt associated with these loans in its consolidated financial statements as SVW was determined to be a VIE that requires consolidation (see Note 1).  SVW obtained financing using cranes that are included in the Company’s inventory as collateral because of SVW's status as a VIE.  The funds borrowed by SVW been have remitted to the Company.  The finance companies that hold the loans have a perfected security interest in the inventory and therefore have recourse against this specific inventory.  For accounting purposes, the Company did not recognize a sale and continues to include these cranes in its inventory.  However, the finance company has taken legal title to the cranes used as collateral for the borrowings.   The Company has entered into agreements to repurchase the cranes from the lenders in the event that SVW defaults on any of these loans. Additionally, the SVW debt was also effectively guaranteed by the Company pursuant to certain related agreements.

The following table summarizes the principal terms of the borrowings:

				Element
Lending Institutions	Equify	Evolve	Heartland	Loan 1
Balance as of September 30, 2017	$1,880	$1,147	$1,412	$2,016

Loan origination date	June 27, 2016	July 8, 2016	July 16, 2016	July 28, 2016
Amount borrowed	$3,009	$2,710	$1,648	$2,941
Approximate Interest rate	8.07%	6.75%	8.00%	8.00%

Prepayment penalty	At stipulated vaules	3% decreasing to 2% after 24 months	Not applicable	1% per for each remaining year no penalty if equipment is sold

Required payments:
First payment stream
Frequencies of payment	Monthly	Monthly	Monthly	Monthly
Remaining payments	22	21	58	47
Date of first payment	August 1, 2016	August 8, 2016	September 1, 2016	September 1, 2016
Payment amount	$33	$17	$29	$50

Final balloon payment
Date of payment	August 1, 2019	July 9, 2019	August 1, 2022	December 1, 2021
Payment amount	$1,391	$918	$39	$1

The September 30, 2017, balances on the above table total $6,455.  Total SVW debt on the balance sheet is $6,260 the difference is deferred finance costs of $195 which is netted against the gross debt.

PM Group Short-Term Working Capital Borrowings

At September 30, 2017, PM Group had established demand credit and overdraft facilities with seven Italian banks and six banks in South America. Under the facilities, PM Group can borrow up to approximately €25,507 ($30,131) for advances against invoices, and letter of credit and bank overdrafts. Interest on the Italian working capital facilities is charged at the 3-month or 6-month Euribor plus 200 basis points, while interest on overdraft facilities is charged at the 3month Euribor plus 350 basis points. Interest on the South American facilities is charged at a flat rate of points for advances on invoices ranging from 9%-24%.

At September 30, 2017, the Italian banks had advanced PM Group €20,746 ($24,507), at variable interest rates, which currently range from 1.42% to 1.67%. At September 30, 2017, the South American banks had advanced PM Group €591 ($698). Total short-term borrowings for PM Group were €21,337 ($25,205) at September 30, 2017.

PM Group Term Loans

At September 30, 2017, PM Group has a €10,842 ($12,808) (net of debt issuance costs) term loan with two Italian banks, BPER and Unicredit. The term loan is split into three separate notes and is secured by PM Group’s common stock.  Debt issuance costs offset against these term loans totaled €358 ($423) at September 30, 2017.

The first note has an outstanding principal balance of €3,595 ($4,247), which is net of unamortized debt issuance costs of €358 ($423) is charged interest at the 6-month Euribor plus 236 basis points, effective rate of 2.09% at September 30, 2017. The note is payable in semi-annual installments beginning June 2017 and ending December 2021. The second note has an outstanding principal balance of €4,394 ($5,191), is charged interest at the 6-month Euribor plus 286 basis points, effective rate of 2.59% at September 30, 2017. The note is payable in semi-annual installments beginning June 2017 and ending December 2021. The third note has an outstanding principal balance of €2,853 ($3,370) and is non-interest bearing. The note is payable in semi-annual installments beginning June 2016 and ending December 2017 with a final balloon payment of €2,500 in March 2022.

The Company acquired PM Group in January 2015 and at acquisition it was determined that the fair value of the term notes described above was €1,460 or $1,725 less than the book value.  This reduction is not reflected in the above descriptions of PM debt. As of September 30, 2017, the remaining balance was €665 or $786 and has been offset to the debt.

PM Group is subject to certain financial covenants as defined by the debt restructuring agreement with BPER and Unicredit including maintaining (1) Net debt to EBITDA, (2) Net debt to equity, and (3) EBITDA to net financial charges ratios. The covenants are measured on a semi-annual basis.

At September 30, 2017, PM Group has unsecured borrowings with four Italian banks totaling €13,015 ($15,375). Interest on the unsecured notes is charged at the 3-month Euribor plus 250 basis points, effective rate of 2.17% at September 30, 2017. Principal payments are due on a semi-annual basis beginning June 2019 and ending December 2021. Accrued interest on these borrowings through the date of acquisition at January 15, 2015, totaled €358 ($423) and is payable in semi-annual installments beginning June 2019 and ending December 2019.

At September 30, 2017, Autogru PM RO, a subsidiary of PM Group, has two notes. The first note is payable in 60 monthly principal installments of €8 ($9), plus interest at the 1-month Euribor plus 300 basis points, effective rate of 3.00% at September 30, 2017, maturing October 2020. At September 30, 2017, the outstanding principal balance of the note was €313 ($370). The second note is payable in monthly installments of €6 ($7) beginning on October 1, 2017, increasing to €9 ($11) on January 1, 2018 with a final payment of  €395 ($467) due on March 7, 2018 and is charged interest at the 1-month Euribor plus 250 basis points, effective rate of 2.50% at September 30, 2017.  At September 30, 2017, the outstanding principal balance of the note was €440 ($520).

PM has an interest rate swap with a fair market value at September 30, 2017 of €6 or $7 which has been included in debt.

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

•

Amendments to the 2014 put and call options agreement with BPER to, among other things, extend the exercise of the options until the approval of PM Group’s financial statements for the 2021 fiscal year and permit the assignment of certain subordinated receivables to the Company; and

•

New amortization and repayment schedules for amounts owed by PM Group to the Lenders under the various outstanding tranches of indebtedness, along with revised interest rates and financial covenants. Under the Restructuring agreement term debt is repaid over a nine-year period starting in 2018 and ending in 2026 (2022 prior to Debt Restructuring Agreement).

•	The effect of PM not meeting its December 31, 2017 financial covenants was cured by the Debt Restructuring Agreement

Valla Short-Term Working Capital Borrowings

At September 30, 2017, Valla had established demand credit and overdraft facilities with three Italian banks. Under the facilities, Valla can borrow up to approximately €1,343 ($1,586) for advances against orders, invoices and bank overdrafts. Interest on the Italian working capital facilities is charged at a flat percentage rate for advances on invoices and orders ranging from 4.50% - 4.75%. At September 30, 2017, the Italian banks had advanced Valla €694 ($820).

Valla Term Loans

At September 30, 2017, Valla has a term loan with Carisbo.  The note is payable in quarterly principal installments beginning on October 30, 2017 of €8 ($9), plus interest at the 3-month Euribor plus 470 basis points, effective rate of 4.37% at September 30, 2017. The note matures on January 2021. At September 30, 2017, the outstanding principal balance of the note was €110 ($130)

Capital leases

Georgetown facility

The Company leases its Georgetown facility under a capital lease that expires on April 30, 2028.  The monthly rent is currently $66 and is increased by 3% annually on September 1 during the term of the lease.   At September 30, 2017, the outstanding capital lease obligation is $5,225.

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

The following is a summary of amounts financed under equipment capital lease agreements:

		Remaining		Balance as of
	Amount Borrowed	Repayment Period	Amount of Monthly Payment	September 30, 2017
New equipment	$896	42	$18	$709

As of September 30, 2017, the Company has two additional capital leases with total capitalized lease obligations of $17.

12. Convertible Notes

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

As of September 30, 2017, the note had a remaining principal balance of $6,968 and an unamortized discount of $532.

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

In accordance with a Registration Rights Agreement with the Investors dated January 7, 2015, the Company agreed to register the resale of the shares of common stock issuable upon conversion of the Perella Notes.  The Registration Statement on Form S-3 filed by the Company was declared effective on February 23, 2015.

As of September 30, 2017, the note had a remaining principal balance of $14,257, net of debt issuance costs of $318, and an unamortized discount of $318.

13. Income Taxes

For the three months ended September 30, 2017, the Company recorded an income tax provision of $281, which included a discrete income tax provision of $15. For the three months ended September 30, 2016, the Company recorded an income tax provision (benefit) of $(691).  The calculation of the overall income tax provision for the three months ended September 30, 2017 primarily consists of a foreign income tax expense and a domestic income tax provision resulting from state and local taxes, and an increase in deferred tax liabilities related to indefinite-lived intangible assets.

The Company recorded an income tax provision (benefit) of $416 and $(958) for the nine months ended September 30, 2017 and 2016, respectively.  The calculation of the overall income tax provision for the nine months ended September 30, 2017 primarily consists of a foreign tax income provision and a domestic income tax provision resulting from state and local taxes, and an increase in deferred tax liabilities related to indefinite-lived intangible assets.

The effective tax rate for the three months ended September 30, 2017 was an income tax provision of 33.4% compared to an income tax benefit of 7.0% in the comparable prior period.  The effective tax rate for the nine months ended September 30, 2017 was an income tax provision of 8.3% compared to an income tax benefit of 5.3% in the comparable period. The effective tax rate for the three and nine months ended September 30, 2017 differs from the U.S. statutory rate of 35% primarily due to the mix of domestic and foreign earnings, nondeductible foreign permanent differences, state and local taxes, and an increase in deferred tax liabilities related to indefinite-lived intangible assets.

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

The Company’s total unrecognized tax benefits as of September 30, 2017 and 2016 were approximately $741 and $715 which, if recognized, would affect the Company’s effective tax rate. Included in the unrecognized tax benefits is a liability for the PM Group’s potential IRES and IRAP audit adjustments for the tax years 2009 – 2013.   In July, 2017, the Company received notification from the Internal Revenue Service that its tax return for the year ended December 31, 2015 has been selected for examination.  Favorable resolution of an unrecognized tax benefit could be recognized as a reduction in tax provision and effective tax rate in the period of resolution. Unfavorable settlement of an unrecognized tax benefit could increase the tax provision and effective tax rate and may require the use of cash in the period of resolution.

14. Net Earnings (Loss) per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of convertible debt and restricted stock units. Details of the calculations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
		As Restated		As Restated
	2017	2016	2017	2016
Net income (loss) attributable to shareholders of Manitex International, Inc.
Net income (loss) from continuing operations attributable to shareholders of Manitex International, Inc.	$(1,522)	$(9,335)	$(6,437)	$(17,227)
(Loss) income from operations of discontinued operations, net of income taxes	(15)	(999)	532	3,228
Less: (income) attributable to noncontrolling interest from discontinued operations	—	(294)	(274)	(566)
(Loss) income from operations of discontinued operations attributable to shareholders of Manitex International, Inc., net of income taxes	(1,537)	(1,293)	(6,179)	2,662
Income (Loss) on sale of discontinued operations, net of income taxes	30	(12,754)	(1,077)	(9,232)
Net loss attributable to shareholders of Manitex International, Inc.	$(1,507)	$(23,382)	$(7,256)	$(23,797)

Earnings (loss) per share
Basic
Loss from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.09)	$(0.58)	$(0.39)	$(1.07)
(Loss) earnings from operations of discontinued operations attributable to shareholders of Manitex International, Inc., net of income taxes	$(0.09)	$(0.08)	$(0.37)	$0.17
Loss on sale of discontinued operations attributable to shareholders of Manitex International, Inc., net of income taxes	$—	$(0.79)	$(0.07)	$(0.57)
Earnings (loss) attributable to shareholders of Manitex International, Inc.	$(0.09)	$(1.45)	$(0.44)	$(1.48)

Diluted
Loss from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.09)	$(0.58)	$(0.39)	$(1.07)
(Loss) earnings from operations of discontinued operations attributable to shareholders of Manitex International, Inc., net of income taxes	$(0.09)	$(0.08)	$(0.37)	$0.17
Loss on sale of discontinued operations attributable to shareholders of Manitex International, Inc., net of income taxes	$—	$(0.79)	$(0.07)	$(0.57)
Earnings (loss) attributable to shareholders of Manitex International, Inc.	$(0.09)	$(1.45)	$(0.44)	$(1.48)
Weighted average common shares outstanding
Basic	16,573,927	16,127,346	16,532,683	16,119,578

Diluted
Basic	16,573,927	16,127,346	16,532,683	16,119,578
Dilutive effect of restricted stock units	—	—	—	—
	16,573,927	16,127,346	16,532,683	16,119,578

There are 186,778 and 215,842 restricted stock units which are anti-dilutive and therefore not included in the average number of diluted shares shown above for the three and nine months ended September 30, 2017, respectively.   There are 267,577 and 267,891 restricted stock units which are anti-dilutive and therefore not included in the average number of diluted shares shown above for the three and nine months ended September 30, 2016, respectively.

15. Equity

Stock Issued to Employees and Directors

The Company issued shares of common stock to employees and Directors as restricted stock units issued under the Company’s 2004 Incentive Plan vested. Upon issuance entries were recorded to increase common stock and decrease paid in capital for the amounts shown below. The following is a summary of stock issuances that occurred during the period:

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
January 1, 2017	Directors	4,290	$54
January 1, 2017	Employees	20,932	266
January 4, 2017	Directors	7,675	47
January 4, 2017	Employees	42,533	258
June 1, 2017	Employees	4,493	32
September 15, 2017	Directors	6,600	35
		86,523	$692

On June 1, 2017, the Company paid a portion of employees’ bonuses in stock. This resulted in an issuance of 4,493 shares with an aggregate value of $32.

Stock Repurchase

The Company purchases shares of Common Stock from certain employees at the closing share price on the date of purchase. The stock is purchased from the employees to satisfy employees’ withholding tax obligations related to stock issuances described above.    The below table summarized shares repurchased from employees during the current year through September 30, 2017:

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

Restricted Stock Awards

The following table contains information regarding restricted stock units:

September 30, 2017
Outstanding on January 1, 2017	342,004
Units granted during the period	4,493
Vested and issued	(86,523)
Forfeited	(73,196)
Outstanding on September 30, 2017	186,778

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $160 and $334 for the three and $517 and $900 for the nine months ended September 30, 2017 and 2016, respectively.  Additional compensation expense related to restricted stock units will be $162, $405 and $155 for the remainder of 2017, 2018 and 2019, respectively.

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

Winona Plant Purchase

On July 25, 2017, the Company issued 21,783 shares of common stock with a value of $154 to Avis Industrial Corporation.  The shares were issued as part of the consideration paid to purchase the Winona manufacturing facility and to pay past due rent.

16. Legal Proceedings and Other Contingencies

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

Additionally, beginning on December 31, 2011, the Company’s workmen’s compensation insurance policy has per claim deductible of $250 and annual aggregates that range from $1,000 to $1,875 depending on the policy year. The Company is fully insured for any amount on any individual claim that exceeds the deductible and for any additional amounts of all claims once the aggregate is reached. The Company does not believe that the contingencies associated with these worker compensation claims in aggregate will have a material adverse effect on the Company

On May 5, 2011, the Company entered into two separate settlement agreements with two plaintiffs. As of September 30, 2017, the Company has a remaining obligation under the agreements to pay the plaintiffs an aggregate of $1,330 without interest in 14 annual installments of $95 on or before May 22 of each year. On, February 3, 2016, the Company entered into another legal settlement with a single plaintiff for €640 ($756). The liability had been fully accrued and resulted in no gain or loss. As of September 30, 2017 the Company has a remaining obligation under the agreement to pay the plaintiff €20 ($24) without interest in monthly installments of €20 ($24). The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total payment will be charged to interest expense over payment period.

It is reasonably possible that the “Estimated Reserve for Product Liability Claims” may change within the next 12 months. A change in estimate could occur if a case is settled for more or less than anticipated, or if additional information becomes known to the Company.

Residual Value Guarantees

The Company issues residual value guarantees to support a customer’s financing of equipment purchased from the Company. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date if certain conditions are met by the customer. The Company has issued partial residual guarantees that have maximum exposure of approximately $1.6 million. The Company does not have any reason to believe that any exposure from such a guarantee is either probable or estimable at this time, as such no liability has been recorded. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss.

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

As a result of the sale of Liftking in September of 2016 Lift Ventures LLC will no longer have the right to sell Schaeff and Liftking products in the future.  Additionally, as a result of certain financial difficulties experienced by the partner, who was to contribute design services, it will not be able to provide such services. Given these events, the Company determined that its investment in Lift Ventures was impaired and recognized a full impairment charge in the third quarter of 2016.

The Company, through its subsidiaries, purchases and sells parts to BGI including BGI’s subsidiary SL Industries, Ltd (“SL”).  Company’s former President of Manufacturing Operations is the majority owner of BGI.

The Company through its former Manitex Liftking subsidiary provided parts and services to LiftMaster, Ltd (“LiftMaster”) or purchased parts or services from LiftMaster.  LiftMaster is owned by an individual who was a Vice President of Manitex Liftking ULC during the period that the Company owned this subsidiary and a relative of his.

C&M is a distributor of Terex rough terrain and truck cranes.  As such, C&M purchases cranes and parts from Terex. Additionally, The Company has a convertible note with a face amount of $7,500 payable to Terex.  See Note 11 for additional details.

The Company is accounting for its 21.2% investment in ASV Holdings under the equity method of accounting.  During a transition period ASV Holdings remains on the Company’s fully insured health insurance plan, 401(k) plan and a self-fund short term disability plan.  ASV Holdings reimburses the Company for the actual costs incurred.  After the transition period which is expected to end on or before December 31, 2017, the Company does not expect to have any continuing related party transactions with ASV Holdings.

As of September 30, 2017, and December 31, 2016, the Company had accounts receivable and accounts payable with related parties as shown below:

		September 30, 2017	December 31, 2016
Accounts Receivable	SL Industries, Ltd.	$28	$47
	Lift Ventures	—	22
	ASV Holdings	36	—
		$64	$69

Accounts Payable	BGI USA, Inc.	$1,293	7
	SL Industries, Ltd.	233	471
	Lift Ventures	—	749
	Terex	108	940
		$1,634	$2,167

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

		Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Rent paid	Bridgeview Facility (1)	$67	$65	$197	$194

Sales to:	SL Industries, Ltd.	$8	$11	$8	$13
	Lift Ventures	—	1	—	14
Total Sales		$8	$12	$8	$27

Purchases from:	BGI USA, Inc.	$836	$—	$1,690	$—
	Lift Ventures	—	613	618	1,374
	SL Industries, Ltd.	169	188	307	195
	LiftMaster	—	—	—	1
	Terex	158	1,625	560	1,853
Total Purchases		$1,163	$2,426	$3,175	$3,423

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

Notes Payable to Terex

As of September 30, 2017, the Company had a convertible note payable, net of debt issuance costs totaling $6,968 payable to Terex.  As of December 31, 2016, the Company had a note payable related to the ASV Holdings acquisition totaling $1,594 and a convertible note payable, net of debt issuance costs totaling $6,862 payable to Terex. See Note 12 for additional details regarding the above convertible note.

On March 4, 2016, CVS and Terex Operations Italy S.R.L. (“TOI”) entered into an agreement whereby TOI acquired certain inventories and intellectual property related to CVS’ terminal tractor line.  The transaction totaled €2,839 ($3,119) inclusive of VAT taxes and resulted in a gain of €1,987 ($2,212).  This gain was included in other income on the Consolidated Statement of Operations when the March 31, 2016 10-Q was filed. During the fourth quarter of 2016, it was reclassed to discontinued operations.

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

As of
December 31, 2016
ASSETS
Current assets
Cash	$573
Cash - restricted	535
Trade receivables (net)	13,603
Accounts receivable from related party	501
Inventory (net)	30,922
Prepaid expense and other	511
Total current assets of discontinued operations	46,645
Long-term assets
Total fixed assets (net)	15,402
Intangible assets (net)	25,824
Goodwill	30,579
Other long-term assets	372
Total long-term assets of discontinued operations	72,177
Total assets of discontinued operations	$118,822
LIABILITIES
Current liabilities
Notes payable—short term	$3,000
Accounts payable	11,976
Accounts payable related parties	2,275
Accrued expenses	6,380
Total current liabilities of discontinued operations	23,631
Long-term liabilities
Revolving term credit facilities	15,605
Notes payable (net)	26,267
Other long-term liabilities	773
Total long-term liabilities of discontinued operations	42,645
$66,276

The following is the detail of major line items that constitute (loss) income from discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues	$—	$37,825	$38,357	$130,860
Cost of sales	—	32,428	32,403	109,713
Research and development costs	—	604	694	1,979
Selling, general and administrative expenses	—	3,333	3,504	12,041
Interest expense	—	(1,148)	(1,156)	(4,614)
Other (expense) income	—	(418)	(40)	32
(Loss) income from discontinued operations before income taxes	—	(106)	560	2,545
Loss on sale of discontinued operations before income taxes	—	(9,502)	(1,133)	(7,290)
Income tax (benefit) expense related to discontinued operations	(15)	4,145	(28)	1,259
Net loss on discontinued operations	$—	$(13,753)	$(545)	$(6,004)

19. Subsequent Events

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

SEC Inquiry

In December of 2017, the Company has received an informal inquiry from the SEC requesting certain information in connection with the Company’s previously announced restatement of prior financial statements, and is complying with such request.

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

•

Amendments to the 2014 put and call options agreement with BPER to, among other things, extend the exercise of the options until the approval of PM Group’s financial statements for the 2021 fiscal year and permit the assignment of certain subordinated receivables to the Company; and

•

New amortization and repayment schedules for amounts owed by PM Group to the Lenders under the various outstanding tranches of indebtedness, along with revised interest rates and financial covenants. Under the Restructuring agreement term debt is repaid over a nine-year period starting in 2018 and ending in 2026 (2022 prior to Debt Restructuring Agreement).

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manitex International, Inc., through its wholly owned subsidiaries: Manitex, Badger, PM Group, Valla, Sabre, C&M and C&M Leasing, designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries.

Manitex is located in Georgetown, Texas and markets a comprehensive line of boom trucks, truck cranes and sign cranes.

Badger is located in Winona, Minnesota and manufactures specialized rough terrain cranes and material handling products.

PM Group is a leading Italian manufacturer of truck mounted hydraulic knuckle boom cranes and a product range spanning more than 50 models.  Through their consolidated subsidiaries, they have locations in Modena, Italy, Arad, Romania, Chassieu, France, Buenos Aires, Argentina, Santiago, Chile, London, UK and Mexico City, Mexico.

Valla is located in Piacenza, Italy and produces a line of industrial pick and carry cranes using electric, diesel and hybrid power options with lifting capacity that ranges from 2 to 90 tons.

Sabre, which is located in Knox, Indiana, manufactures a comprehensive line of specialized mobile tanks for liquid and solid storage and containment solutions with capacities from 8,000 to 21,000 gallons.

C&M and C&M Leasing are located in Bridgeview, Illinois.  C&M is a distributor of new and used Manitex branded products as well as Terex rough terrain and truck cranes.  C&M also provides repair services in Chicago and supplies repair parts for a wide variety of medium to heavy duty construction equipment.  C&M Leasing rents equipment that is manufactured by the Company as well as a limited amount of equipment manufactured by third parties.

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

Refer to Note 1: Nature of Operations and Basis of Presentation in the accompanying Condensed Consolidated Financial Statements for a description of discontinued operations and changes in reporting segments.

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

In 2016, we noted that this selloff of excess equipment continued and even accelerated through much of the year. Until late 2016, this selloff dampened demand for new equipment in both the energy market and the other markets we serve with our boom trucks.  We did note that oil prices did begin to increase and by the beginning of June 2016 were approaching $50 per barrel.  Additionally, the oil rig count began to increase again and by year end totaled 525 oil rigs. Late in the year, orders received began to increase and included orders for a number of cranes to be deployed in a multitude of markets that the Company serves.  The positive order trend has continued in 2017.  The Company continues to aggressively pursue multiple markets including the tree, utility, general construction and, energy markets.

The market for PM Group knuckle boom cranes has not been significantly affected by the decrease in oil prices.  The market for these products has been more stable.  The North American market for knuckle boom cranes is growing. PM Group currently has a small share of the market for knuckle boom cranes in North America. The Company has started to manufacture knuckle boom cranes on a limited basis in the United States and is marketing them through the Company’s current distribution channels. The Company currently has a strong presence in North America for its boom trucks and believes that it can significantly increase the Company’s share for knuckle boom cranes in North America. The Company believes this is an immediate opportunity that will continue to grow over time.

At the end of the quarter, the Company backlog was $50.3 million, including orders from PM Group that now comprise 36% of the total backlog at September 30, 2017.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Net loss from continuing operations for the three month periods ended September 30, 2017 and 2016

For the three months ended September 30, 2017 and 2016 the Company had a net loss from continuing operations of $1.5 million and $9.3 million, respectively.

For the three months ended September 30, 2017, the net loss from continuing operations of $1.5 million consisted of revenue of $56.5 million, cost of sales of $46.6 million, research and development costs of $0.6 million, SG&A expenses of $8.3 million, interest expense of $1.7 million, and a foreign currency loss of $0.8 million, income from the ASV Holdings equity investment of $0.3 million and income tax expense of $0.3 million.

For the three months ended September 30, 2016, the net loss from continuing operations of $9.3 million consisted of revenue of $39.1 million, cost of sales of $32.6 million, research and development costs of $0.7 million, SG&A expenses of $9.0 million, interest expense of $1.3 million, foreign currency transaction loss of $0.1 million, other income $0.3, income tax benefit of $0.7 million and a loss related to the Company’s investment in Lift Ventures of $5.7 million.

Net revenues and gross profit —For the three months ended September 30, 2017, net revenues and gross profit were $56.5 million and $9.9 million, respectively. Gross profit as a percent of revenues was 17.5% for the three months ended September 30, 2017. For the three months ended September 30, 2016, net revenues and gross profit were $39.1 million and $6.5 million, respectively. Gross profit as a percent of revenues was 16.7% for the three months ended September 30, 2016.

Net revenues increased $17.3 million or 44.2% to $56.5 million for the three months ended September 30, 2017 from $39.1 million for the comparable period in 2016. The increase is primarily due to an increase in straight mast cranes revenues.   The increase is due to an improvement in market conditions addressed above under the heading “Economic Conditions”.  The revenues for the three months ended September 30, 2017 were also favorably impacted by a stronger Euro, which accounted for approximately $1.0 million of the increase in revenue.

Our gross profit increased $3.4 million to $9.9 million for the three months ended September 30, 2017 from $6.5 million for the comparable period in 2016. The increase in gross profit is attributable to an increase in revenues and a 0.8% improvement in gross profit percent. The improvement in the gross profit percent is primarily due to an increase in the gross margin percent generated on the sale of straight mast cranes.  Boom truck margins were favorably impacted by an increase in production volume and improved pricing.  Pricing improved in 2017, largely the result of a decrease in discounts being offered during 2017.   The increase in gross profit was partially offset by an inventory reserve adjustment of $1.5 million for the three months ended September 30, 2017.

Research and development —Research and development was $0.6 million for the three months ended September 30, 2017 compared to $0.7 million for the same period in 2016.  Research and development expenditures were relatively consistent with the prior period. The Company’s research and development spending reflects our continued commitment to develop and introduce new products that give the Company a competitive advantage.

Selling, general and administrative expense —Selling, general and administrative expense for the three months ended September 30, 2017 was $8.3 million compared to $9.0 million for the comparable period in 2016, a decrease of $0.7 million. The decreases are primarily related to the Company’s continued cost cutting programs.

Operating income (loss) —For the three months ended September 30, 2017 and 2016 the Company had operating income of $1.0 million compared with operating loss of $3.2 million, respectively. Operating income increased due to changes in revenue, cost of sales and operating expenses explained above.

Interest expense —Interest expense was $1.7 million for the three months ended September 30, 2017 compared to $1.4 million for the comparable period in 2016.

As the majority of the Company’s debt is variable interest rate debt, the modest increases in market interest rates including LIBOR and the U.S. prime rates were mostly offset by a decrease in outstanding debt.

Foreign currency transaction losses —For the three months ended September 30, 2017, the Company had foreign currency losses of $0.8 million compared to $0.1 million for the comparable period in 2016.  As previously stated, the Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in a currency other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds. A substantial portion of the losses relate to changes in the Argentinian peso.  The Company has not been able to identify a strategy to effectively hedge the currency risks related to the Argentinian peso.

Other income— For the three months ended September 30, 2017, the Company had other income of $0.01 million compared to other income of $0.3 million for the comparable period in 2016.

Income tax —  For the three months ended September 30, 2017 and 2016 the Company recorded an income tax expense (benefit) of $0.3 and $(0.7) million, respectively. The calculation of the overall income tax provision for the three months ended September 30, 2017 primarily consists of a foreign income tax provision and a domestic income tax provision resulting from state and local taxes, and an increase in deferred tax liabilities related to indefinite-lived intangible assets.

The effective tax rate for the three months ended September 30, 2017 was an income tax provision of 33.4% compared to an income tax benefit of 7.0% in the comparable prior period.  The effective tax rate for the three months ended September 30, 2017 differs from the U.S. statutory rate of 35% primarily due to the mix of domestic and foreign earnings, nondeductible foreign permanent differences, state and local taxes, and an income tax provision resulting from the increase in deferred tax liabilities related to indefinite-lived intangibles.

Income (loss) from equity investments—-For the three months ended September 30, 2017 and 2016 the Company had income of $0.3 million compared to a loss of $5.7 million for the same period in 2016, respectively. Income for the three months ended September 30, 2017 was from earnings from equity investment in ASV Holdings (see Note 7).

In December 2014, Company entered into a joint venture agreement which formed Lift Ventures LLC. The joint venture was formed to manufacture and sell certain products and components, including the Company's Schaeff electric forklift business, which was operated by the Company's Liftking subsidiary and certain other Liftking products. One of the other partners in the joint venture contributed design services which were to be used to develop additional new products for the joint venture.  As a result of the sale in the third quarter of the Company's Liftking subsidiary, Lift Ventures LLC will no longer have the right to sell Schaeff and Liftking products in the future.  Additionally, as a result of certain financial difficulties experienced by the partner who was to contribute design services, it will not be able to provide such services.  As a result of the these events, the Company has determined that its investment in Lift Ventures has become impaired and has recognized a charge of $5.7 million to write off its entire investment in Lift Ventures LLC during the quarter ended September 30, 2016.

Net loss from continuing operations —For the three months ended September 30, 2017 and 2016 the Company had a net loss of $1.5 million compared to a net loss of $9.3 million, respectively. The change is explained above.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Net loss from continuing operations for the nine month periods ended September 30, 2017 and 2016

For the nine months ended September 30, 2017 and 2016 the Company had net losses of $6.4 million and $17.2 million, respectively.

For the nine months ended September 30, 2017 the net loss of $6.4 million consisted of revenue of $ 148.6 million, cost of sales of $122.0 million, research and development costs of $1.9 million, SG&A expenses of $25.8 million, interest expense of $4.5 million, foreign currency transaction loss of $1.1 million, other income of $0.4 million, income tax expense of $0.4 million and income from the ASV Holdings equity investment of $0.4 million.

For the nine months ended September 30, 2016, the net loss of $17.2 million consisted of revenue of $132.1 million, cost of sales of $108.7 million, research and development costs of $2.2 million, SG&A expenses of $27.5 million, interest expense of $6.1 million, foreign currency transaction loss of $1.0 million, other income of $0.9, and a loss related to the Company’s investment in Lift Ventures of $5.8 million and income tax benefit of $1.0 million.

Net revenues and gross profit —For the nine months ended September 30, 2017, net revenues and gross profit were $148.6 million and $26.7 million, respectively. Gross profit as a percent of revenues was 17.9% for the nine months ended September 30, 2017. For the nine months ended September 30, 2016, net revenues and gross profit were $132.1 million and $23.4 million, respectively. Gross profit as a percent of revenues was 17.7% for the nine months ended September 30, 2016.

Net revenues increased $16.5 million  to $148.6 million for the nine months ended September 30, 2017 from $132.1 million for the comparable period in 2016. The improvement in market conditions is primarily attributed to increase revenues during the second and third quarters.

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

Our gross profit percent increased to 17.9% for the nine months ended September 30, 2017 compared to 17.7% for the same period in 2016, respectively.  The improvement in gross margin percent for the nine month period was affected by $1.5 million in inventory reserve adjustments in the third quarter 2017.  Gross margin percent for three months ended September 30, 2017 was 0.8% above the gross margin percent for the comparable three month period in 2016.

Research and development —Research and development was $1.9 million for the nine months ended September 30, 2017 compared to $2.2 million for the same period in 2016.  Research and development expenditures were relatively consistent with the prior period. The Company’s research and development spending reflects our continued commitment to develop and introduce new products that give the Company a competitive advantage.

Selling, general and administrative expense —Selling, general and administrative expense for the nine months ended September 30, 2017 was $25.8 million compared to $27.5 million for the comparable period in 2016, a decrease of $1.7 million.  The three months ended March 31, 2017 includes expenses of $1.2 million incurred in connection with our participation at the 2017 Con Expo trade show. The Con Expo show, which is held every three years, was held in Las Vegas in March of this year. This show is an international gathering place for the construction industries. It is estimated that 130,000 professionals from around the world attended the show.

Selling, general and administrative expenses decreased $2.9 million when Con Expo expenses are excluded. The decrease is primarily related to the Company’s continued cost cutting programs.

Operating loss —For the nine months ended September 30, 2017 and 2016 the Company had operating loss of $1.0 million and $6.2 million, respectively. Operating loss decreased due to changes in revenue, cost of sales and operating expenses explained above.

Interest expense —Interest expense was $4.5 million for the nine months ended September 30, 2017 compared to 6.1 million for the comparable period in 2016, a decrease of $1.6 million. A non-recurring expense in 2016 of $1.4 million accounts for the majority of the decrease.  The non-recurring charge was the result of expensing deferred financing costs when debt was refinanced.

The remaining decrease of $0.2 million is attributable to a decrease in outstanding borrowing. A lower interest rate on refinanced debt also contributed to the decrease in interest expense. As the majority of the Company’s debt is variable interest rate debt, as such the modest increases in market interest rates including LIBOR and the U.S. prime rates partially offset other interest decreases.

Foreign currency transaction losses —For the nine months ended September 30, 2017, the Company had a foreign currency loss of $1.1 million compared to $1.0 million loss for the comparable period in 2016.  As previously stated, the Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in a currency other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds.

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

Income tax —For the nine months ended September 30, 2017 and 2016 the Company recorded an income tax expense (benefit) of $0.4 million and ($1.0) million, respectively. The calculation of the overall income tax provision primarily consists of a foreign income tax provision and a domestic income tax provision resulting from state and local taxes, and an increase in deferred tax liabilities related to indefinite-lived intangible assets.

The effective tax rate for the nine months ended September 30, 2017 was an income tax provision of 8.3% compared to an income tax benefit of 5.3% in the comparable prior period.  The effective tax rate for the nine months ended September 30, 2017, differs from the U.S. statutory rate of 35% primarily due to the mix of domestic and foreign earnings, nondeductible foreign permanent differences, state and local taxes, and an increase in deferred tax liabilities related to indefinite-lived intangibles.

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

Income (loss) from equity investments—For the nine months ended September 30, 2017 and 2016 the Company had income of $0.3 million compared to a loss of $5.8 million for the same period.  Income for the nine months ended September 30, 2017 was from earnings from equity investment in ASV Holdings (see Note 7). The loss for 2016 is related the Lift Venture investment and is explained in the three month discussion above.

Other income— For the nine months ended September 30, 2017 and 2016, the Company had other income of $0.4 and $0.9 million, respectively. For the nine months ended September 30, 2017, other income is the result of revaluing a contingent acquisition liability related to an option to acquire certain PM bank debt.  For the nine months ended September 30, 2016, the Company had other income as the fair market value of a contingent liability associated with the PM acquisition was again reduced based on revaluation that used updated information.

Net loss from continuing operations —For the nine months ended September 30, 2017 and 2016 the Company had a net loss of $6.4 and $17.2 million, respectively.  The change is explained above.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash were $3.3 million at September 30, 2017 compared to $5.3 million at December 31, 2016. In addition, the Company has a U.S. revolving credit facility with maturity date of July 20, 2019. At September 30, 2017 the Company had approximately $12.4 million available to borrow under its revolving credit facility.

At September 30, 2017, the PM Group had established working capital facilities with seven Italian and six South American banks. Under these facilities, the PM Group can borrow $30.1 million against orders, invoices and letters of credit. At September 30, 2017, the PM Group had received advances of $24.5 million. Future advances are dependent on having available collateral.

During the nine months ended September 30, 2017, total debt decreased by $4.9 million to $101.4 million at September 30, 2017, from $106.3 million at December 31, 2016.

The following is a summary of the net decrease in our indebtedness from December 31, 2016 to September 30, 2017:

Facility	Increase/ (decrease)
U.S. Revolver	$(7.4)	million
Note payable—bank (insurance premiums)	0.1	million
Note Payable-SVW Debt	(4.8)	million
Note payable—Terex	(1.6)	million
Capital leases-equipment	0.2	million
PM working capital (See note 10 for details)	5.9	million
PM other debt (See note 10 for details)	1.5	million
Valla note payable	0.1	million
Valla working capital borrowings	0.8	million
	$(5.2)	million
Debt issuance costs	0.3	million
	$(4.9)	million

Outstanding borrowings

The following is a summary of our outstanding borrowings at September 30, 2017:

(In millions)

	Outstanding Balance	Interest Rate	Interest Paid	Principal Payment
U.S Revolver	$12.6	4.27 to 5.25%	Monthly	July 20, 2019 maturity
Note payable bank (insurance premiums)	0.1	2.75%	Monthly	$0.04 million monthly
Note Payable-SVW Debt	6.5	6.75 to 8.07%	Monthly	4 notes with various terms including some with balloon payments
Convertible note—Terex	7.0	7.5%	Semi-Annual	December 19, 2019 maturity
Convertible note—Perella	14.6	7.5%	Semi-Annual	January 7, 2021 maturity
Capital lease—cranes for sale	0.7	4.0%	Monthly	Over 49 months
Capital lease—Georgetown facility	5.2	12.50%	Monthly	$0.06 million monthly payment includes interest
Capital leases—Winona facility	0.5	8.0%	Monthly	$0.01 million monthly
PM unsecured borrowings	15.4	2.17%	Semi-Annual	Variable semi-annual starting June 2017 through December 2021
PM Autogru term loan	0.4	3.00%	Monthly	$0.09 million monthly through October 2020
PM Autogru term loan	0.5	2.50%	Annually	$0.07 monthly payment beginning October 1, final payment on March 7, 2018
PM term loans with related accrued interest, interest rate swaps and FMV adjustments	12.9	0 to 2.59%	Semi-Annual	Variable semi-annual starting June 2016 through March 2022. Payments scheduled for 2017 total $3 million
PM short-term working capital borrowings-Italy	24.5	1.42 to 1.67%	Monthly	Upon payment of invoice
PM short-term working capital borrowings-South America	0.7	9.0 to 24.0%	Monthly	Upon payment of invoice
Valla note payable	0.1	4.37%	Quarterly	Over 14 quarterly payments
Valla short-term working capital borrowings	0.8	4.50 to 4.75%	Monthly	Upon payment of invoice or letter of credit
	$102.5
Debt issuance costs	(0.9)

Debt net of issuance costs	$101.6

Future availability under credit facilities

As stated above, the Company had cash of $3.3 million and approximately $12.4 million available to borrow under its credit facility at September 30, 2017.

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

2017

Operating activities consumed $0.5 million of cash for the nine months ended September 30, 2017 comprised of net loss of $7.0 million, non-cash items that totaled $5.1 million and changes in assets and liabilities related to continuing operations consumed $2.3 million. Additionally, discontinued operations generated $3.9 million of cash in the quarter.    The principal non-cash items that generated cash are depreciation and amortization of $3.9 million, loss on sale of discontinued operations of $1.1 million,  share based compensation of $0.5 million, amortization of deferred financing costs of $0.4 million, amortization of debt discounts of $0.4 million, loss on sale of assets of $0.2 million offset by decrease in inventory reserves of $0.4 million, the gains on revaluation of a contingent acquisition liability of $0.3 million. a gain on interest rate swaps of $0.4 million, and income from equity investments of $0.3 million.

The change in assets and liabilities related to continuing operations consumed $2.3 million.  The changes in assets and liabilities had the following impact on cash flows: accounts receivable consumed $10.4 million, inventory generated $9.3 million, prepaid expenses generated $0.4 million, other assets generated $0.1, accounts payable consumed $0.8 million, accrued expenses consumed $0.6 million, other current liabilities generated $0.2 million, and other long-term liabilities consumed $0.4 million.

The changes in assets and liability are calculated based on local currency and then converted into U.S. dollars.  As such, the impact of changes in exchange rates on the cash flow statement are included in the line entitled “effects of exchange rates on cash”.  The exchange impact is significant as the Company has significant European operations and the Euro exchange rate has increased from 1.0520 at December 31, 2016 to 1.1813 at September 30, 2017.  The changes in assets and liabilities on the cash flow statement and the Company’s comments regarding changes in assets and liabilities below exclude currency impacts.  Computing changes on balance sheet lines would include the effect of a change in exchange rate.  The differences are significant.  For example, an asset may increase on the balance sheet from December 2016 to September 2017 but be source of cash when the exchange impact is excluded.

The increase in accounts receivable is due to an increase in revenues.  The decrease in inventory was significantly impacted by the sale of SVW inventory to third parties and management’s concerted efforts to manage inventory levels. The decrease in accrued expenses is primarily related to a decrease in accrued interest.  The variance in accrued interest is primarily related to the timing of interest payments. The change in other liabilities is due change in the provision for long-term severance liability in Europe.

Investing activities for the nine months ended September 30, 2017 generated $12.0 million of cash.  The Company received $12.9 million in net proceeds from the sale of its partial interest in ASV Holdings. The Company used $0.8 million of cash to purchase machinery and equipment.

Financing activities consumed $13.4 million in cash for the nine months ended September 30, 2017.  Cash was generated from increases in borrowings under PM’s working capital facilities of $4.2 million, the receipt of proceeds of $2.4 related a stock offering, $0.7 million in new debt and $0.9 million from sales and lease of cranes.  The cash generated was more than offset by a decrease in borrowings under the Company’s revolving credit facilities of $7.4 million, notes payments of $8.4 million, the repurchase of $0.1 million of stock from employees to satisfy employees’ tax withhold upon vesting of restricted shares and the payment of $0.8 million under capital lease obligations. Discontinued operations financing activities consumed an additional $5.1 million.

2016

Operating activities consumed $26.1 million of cash for the nine months ended September 30, 2016 comprised of net loss of $23.2 million, non-cash items that in total generated $20.0 million and changes in assets and liabilities related to continuing operations consumed $16.3 million. Additionally, discontinued operations consumed $6.4 million. The principal non-cash items that generated cash are depreciation and amortization of $5.3 million, a net non-cash loss of $6.8 million from the sale of discontinued operations, a $5.7 million impairment charge related to the write-off the Company’s investment in Lift Ventures, increases in allowance for  inventory reserves of $0.6 million, write down of goodwill of $0.3, amortization of debt discounts of $0.4 million, share based compensation of $0.9 million and amortization of deferred financing costs of $1.9 million.  The following are significant non-cash items that consumed cash: a gain of $0.8 million on the mark to market revaluation of interest rate swaps, a changed in deferred taxes of $0.2 million and $0.9 million gain on the revaluation of a contingent acquisition liability.

The change in assets and liabilities related to continuing operations consumed $16.3 million.  The changes in assets and liabilities had the following impact on cash flows: accounts receivable consumed $1.1 million, inventory consumed  $7.4 million, prepaid expenses generated $1.0 million, other assets generated $0.2 million, accounts payable consumed $5.5 million, accrued expenses consumed $2.7 million, other current liabilities consumed $0.4 million, and other long-term liabilities consumed $0.3 million. The increase in accounts receivable is due to the fact that collections of large receivable has been delayed.  This receivable has been fully collected.  The increase in inventory is result of holding approximately $10 million of SVW related inventory. The decrease in accrued expenses is due to decrease in a number of different accruals including bonus, taxes and commissions. The fluctuations in the remaining assets and liabilities are within a range that would normally be expected to occur and in part due lower revenues.

Investing activities for the nine months ended September 30, 2016 generated $14.8 million of cash. The Company received $14.0 million from the sale of Liftking. Discontinued operations provided $1.7 million. The Company used $0.9 million of cash to purchase machinery and equipment and generated $0.2 million from the sale of equipment.

Financing activities generated $8.0 million in cash for the nine months ended September 30, 2016.  Financing activities that consumed cash include: a $13.7 million decreased in borrowing under the Company’s revolving credit facility, note payments of $5.3 million, capital lease payments of $0.4 million, payments of debt issuance costs of $1.2 million and a $0.1 used to repurchase of Company’s stock from employees.  Cash was provided by an increase in working capital borrowings of $7.2 million, new borrowing of $13.0 million, ($12.2 million of the new borrowing is additional borrowing of SVW) and cash of $4.1 million received from sales and lease back transactions. Discontinued operations contributed an additional $4.4 million of cash.

Related Party Transactions

See Note 17, Transactions between the Company and Related Parties, in the accompanying Condensed Consolidated Financial Statements for a description of the Company’s related party transactions.

Critical Accounting Policies

The existing guidance related to accounting for equity investments first became relevant to the Company after our Annual Report on Form 10-K was originally filed for the year ended December 31, 2016 on March 10, 2017 and is considered by the Company to be a significant accounting policy.  See Note 2 in the accompanying Condensed Consolidated Financial Statement which describes the Company’s policy related to equity investments.

See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition, in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2016 for a discussion of the Company’s other critical accounting policies.

Impact of Recently Issued Accounting Standards

See Note 3, New Accounting Standards, in the accompanying Condensed Consolidated Financial Statements for a summary of recently issued accounting standards.

Off-Balance Sheet Arrangements CIBC has issued 2 standby letters of credit at September 30, 2017.  The first standby letter of credit is $0.625 million in favor of an insurance carrier to secure obligations which may arise in connection with future deductibles payments that may be incurred under Company’s workmen’s compensation insurance policies.  The second standby letter of credit is $0.02 million in favor of a governmental agency to secure obligations which may arise in connection with workmen’s compensation claims.

The Company has issued residual value guarantees to support a customer’s financing. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date if certain conditions are met by the customer. The Company has issued partially residual guarantees that have a maximum exposure of approximately $1.6 million.  The Company, however, does not have any reason to believe that any exposure from such a guarantee is either probable or estimable at this time, as such no liability has been recorded.

See Note 16 – “Legal Proceedings and other Contingencies” in the Notes to the Consolidated Financial Statements for further information regarding our guarantees.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk disclosures have not materially changed since the 2016 Annual Report on Form 10-K/A was filed. The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the Company’s Annual Report on Form 10-K/A, for the year ended December 31, 2016.

Item 4—Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including the Chief Executive Officer (principal executive officer) and Vice President of Financial Reporting (principal financial officer), and the Audit Committee of the Board of Directors, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as of September 30, 2017.  The Company’s evaluation has identified certain material weaknesses in its internal control over financial reporting as further described in our Annual Report on Form 10-K/A for the year ended December 31, 2016. Based on the evaluation of these material weaknesses, the Company has concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2017 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on a number of factors, including the completion of the Audit Committee’s internal investigation, our internal review that identified revisions to our previously issued financial statements, and efforts to remediate the material weaknesses in internal control over financial reporting described below we believe the consolidated financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

The effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that our controls and procedures will detect all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained.

Internal Control and Disclosure Considerations

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

Our Chief Executive Officer has determined that there were deficiencies in our internal control over financial reporting that constitute material weaknesses, as defined by SEC regulations, at September 30, 2017, with respect to procedures for:

1.We did not maintain an adequate process for the intake of new contracts, customers and vendors, particularly for contracts involving unique transaction structures or unusual obligations on the part of the Company, to ensure that all contracts are appropriately reviewed and approved, and the associated financial reporting requirements associated with such contracts and transactions structures are properly identified and complied with in accordance with Generally Accepted Accounting Principles.

2. We did not maintain adequate entity-level controls with respect to ensuring adequate supporting documentation of journal entries and proper review and approval of journal entries and disbursements that were unusual in nature and of significant amounts.

3.We did not maintain an adequate review process with respect to the accounting of bill-and-hold transactions and ensure proper revenue recognition.

4.We did not maintain a formal and consistent policy for establishing inventory reserves for excess and obsolete inventory.

5.We did not maintain an adequate communication policy with respect to compliance with the Company’s Code of Ethics and availability of the Company’s whistleblower hotline to report compliance issues

Accordingly, our Chief Executive Officer has concluded that our internal control over financial reporting and disclosure controls and procedures, as defined by SEC regulations, were not effective at September 30, 2017, as discussed in Part I, Item 4 of this Form 10-Q.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

The information set forth in Note 16 (Legal Proceedings and Other Contingencies) to the accompanying Consolidated Financial Statements included in Part I.  Item 1 “Financial Statements” of this Form 10-Q is incorporated herein by reference.

Item 1A—Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K/A filed for the year ended December 31, 2016.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s credit agreement with CIBC directly restricts the Company’s ability to declare or pay dividends without CIBC’s consent. In addition, pursuant to the Company’s credit agreement with CIBC and other lenders, the Company must maintain as specified in the agreements certain fixed coverage ratios and debt to EBITDA ratios.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publically Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1—July 31, 2017	—	—	—	—
August 1—August 31, 2017	—	—	—	—
September 1—September 30, 2017	—	—	—	—
	—	$—	—	—

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

101*

The following financial information from Manitex International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Operations for the nine months ended September 30, 2017 and 2016 (ii) Statements of Comprehensive Income (Loss) for nine months ended September 30, 2017 and 2016 (ii) Balance Sheets as of September 30, 2017 and December 31, 2016, (iii) Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (iv) Notes to Unaudited Interim Financial Statements.

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