Form 10-K
period 2017-12-31
Manitex International, Inc.
filed 2018-04-11
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

The aggregate market value of the shares of common stock, no par value (“Common Stock”), held by non-affiliates of the registrant as of June 30, 2017 was approximately $93 million based upon the closing price for the Common Stock of $6.98 on the NASDAQ Stock Market on such date.

The number of shares of the registrant’s common stock outstanding as of March 1, 2018 was 16,662,386.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2018 Annual Meeting (the “2018 Proxy Statement”) to be filed with the Commission within 120 days after the end of the fiscal year ended December 31, 2017.

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

Through its Manitex, Inc. (“Manitex”) subsidiary, it markets a comprehensive line of boom trucks, truck cranes and sign cranes. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including, roads, bridges and commercial construction.

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

Sabre Manufacturing, LLC (“Sabre”), which is located in Knox, Indiana, manufactures a comprehensive line of specialized mobile tanks for liquid and solid storage and containment solutions with capacities from 8,000 to 21,000 gallons. Its mobile tanks are sold to specialized independent tank rental companies and through the Company’s existing dealer network. The tanks are used in a variety of end markets such as petrochemical, waste management and oil and gas drilling.

Crane and Machinery, Inc. (“C&M”) is a distributor of the Company’s products as well as Terex Corporation’s (“Terex”) rough terrain and truck cranes.  Crane and Machinery Leasing, Inc.’s (“C&M Leasing”) rents equipment manufactured by the Company as well limited amount of equipment manufactured by third parties.  Although C&M is a distributor of Terex rough terrain and truck cranes, C&M’s primary business is the distribution of products manufactured by the Company.  C&M Leasing’s primary business is the facilitation of sales of products manufactured by the Company through its rent to own program.  As C&M and C&M Leasing’s primary business is the facilitation of Company manufactured product sales, discrete financial information is not available.

Consolidated Variable Interest Entity

Even though it has no ownership interest in SVW Crane & Equipment Company (together with its wholly owned subsidiary, Rental Consulting Service Company, “SVW”), the Company has the power to direct the activities that most significantly impact SVW’s economic performance. Additionally, the Company was the primary beneficiary of the SVW relationship. SVW obtained third party financing, which was effectively guaranteed by the Company, on specific cranes the Company manufactured and remitted the loan proceeds to the Company. Other than its business transactions described herein, SVW had no other substantial business operations. The Company has determined that SVW is a Variable Interest Entity (“VIE”) that under current accounting guidance needs to be consolidated in the Company’s financial results.

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

On December 19, 2014, the Company completed an agreement with Terex and became the majority owner of ASV, which is located in Grand Rapids, Minnesota. As a result of the transaction, the Company owned 51% of ASV and Terex owned 49% of ASV. ASV’s financial results were included in the consolidated results beginning on December 20, 2014. ASV is currently classified as a discontinued operation.  See “Discontinued Operations” section below for additional information.

On December 16, 2014, the Company, BGI USA Inc. (“BGI”), Movedesign SRL and R& S Advisory S.r.l., entered into an operating agreement for Lift Ventures LLC (“Lift Ventures”), a joint venture entity. Lift Ventures manufactures and sells certain products and components, including the Schaeff line of electric forklifts and certain Liftking products. The Company owned 25% of the equity of Lift Ventures and licenses certain intellectual property related to the Company’s products to Lift Ventures. In 2016, the Company determined its investment in Lift Ventures was impaired and has recognized an impairment charge to write off its entire investment in Lift Ventures LLC (See Note 26).

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

Prior to the quarter ended June 30, 2017, the Company owned a 51% interest in ASV Holdings, Inc., which was formerly known as A.S.V., LLC (“ASV Holdings”).  On May 11, 2017, in anticipation of an initial public offering, ASV Holdings converted from an LLC to a C-Corporation and the Company’s 51% interest was converted to 4,080,000 common shares of ASV Holdings.  On May 17, 2017, in connection within its initial public offering, ASV Holdings sold 1,800,000 of its own shares and the Company sold 2,000,000 shares of ASV Holdings common stock.  As of December 31, 2017, the Company held a 21.2% interest in ASV Holdings, but no longer held a controlling interest in ASV Holdings.  ASV Holdings was deconsolidated during the quarter ended June 30, 2017 and is recorded as an equity investment starting with quarter ended June 30, 2017.  Since this 10-K is being filed after above described events, prior period financial statements included in this 10-K have been restated to reflect ASV Holdings as a discontinued operation. See Note 27 to our Consolidated Financial Statements for discussion of transactions made subsequent to year end related to ASV Holdings.

CVS Ferrari srl (“CVS”) designed and manufactured a range of reach stackers and associated lifting equipment for the global container handling market.  CVS was sold on December 22, 2016 and is presented as a discontinued operation.

Manitex Liftking ULC (“Manitex Liftking” or “Liftking”) sold a complete line of rough terrain forklifts, a line of stand-up electric forklifts, cushioned tiered forklifts with lifting capacities from 18 thousand to 40 thousand pounds and special mission oriented vehicles, as well as other specialized carriers, heavy material handling transporters and steel mill equipment. Liftking was sold on September 30, 2016 and is presented as a discontinued operation.

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

During 2017, Oil prices remained relatively stable through the first nine months of the year, before the prices began to strengthen considerably during the fourth quarter of the year.  Oil prices at the end of 2017 topped $61 per barrel.  The oil rig count declined during the first half of the year to 431 before rebounding to 658 by the end of 2017.  In early 2018, the oil rig count continued to increase and at the end of March 2018 was over 800.  The sell-off of used equipment continued through most of the year but the effects diminished throughout the year.  The market for boom trucks continued to improve throughout the year but remained below normal levels.  Orders, however, increased significantly in the fourth quarter of 2017 and going into 2018 demand for boom trucks continues to increase.

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

In 2017, the demand for knuckle boom cranes was up modestly in all the markets that PM sells into except for the Middle East.  The demand from the Middle East market was consistent with the prior year but remains significantly depressed.  During 2017, demand from Western and North Europe were PM largest markets.  Although there was growth in the other PM markets, the demand from these markets had not returned to earlier levels.

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

Crane and Machinery Leasing, Inc.’s (“C&M Leasing”) rents equipment manufactured by the Company as well as a limited amount of equipment manufactured by third parties.  Although C&M is a distributor of Terex rough terrain and truck cranes; C&M’s primary business is the distribution of products manufactured by the Company.  C&M Leasing’s primary business is the facilitation of sales of products manufactured by the Company through its rent to own program.

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

Part Sales

As part of our operations, we supply repair and replacement parts for our products. The parts business margins are higher than our overall margins. Part sales as a percentage of revenues tend to increase when there is a down-turn in the industry. Part sales as a percentage of revenues are approximately 13%, 13% and 10% for the years ended December 31, 2017, 2016 and 2015, respectively.

Total Company Revenues by Sources

The sources of the Company’s revenues are summarized below:

	2017	2016	2015
Boom trucks, knuckle boom & truck cranes	76%	70%	68%
Industrial cranes and forklifts	0%	3%	3%
Rough terrain forklifts	1%	2%	0%
Rough terrain cranes	2%	1%	8%
Mobile tanks	2%	4%	6%
Used construction equipment	6%	7%	5%
Part sales	13%	13%	10%
Total Revenue	100%	100%	100%

In 2017, one customer, Rush Truck Center, accounted for approximately 12.0% of the Company’s revenue. In 2016 and 2015, no customer accounted for 10% or more of the Company’s revenue.

Raw Materials

The Company purchases a variety of components used in the production of its products.  The Company purchases steel and a variety of machined parts, components and subassemblies including weldments, winches, cylinders, frames, rims, axles, wheels, tires, suspensions, cables, booms and cabs, as well as engines, transmissions and cabs.  Additionally, Manitex and PM mount their cranes on commercial truck chassis, which are either purchased by the Company or supplied by the customer. Lead times for these materials (including chassis) vary from several weeks to many months. The Company is vulnerable to a supply interruption in instances when only one supplier has been qualified and identifying and qualifying alternative suppliers can be very time consuming, and in some cases, could take longer than a year.  The Company has been working on qualifying secondary sources of some products to assure supply consistency and to reduce costs. The degree to which our supply base can respond to changes in market demand directly affects our ability to increase production and the Company attempts to maintain some additional inventory in order to react to unexpected increases in demand. During 2017, 2016 and 2015, raw materials and components were generally available to meet our production schedules and had no significant impact on full year revenues. During the first part of 2014 delivery of chassis for our larger cranes had a modest impact on production, however this was alleviated during the year as manufacturers increased their production and demand also slowed compared to the first half of the year.

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

The Company owns and uses several trademarks relating to its brands that have significant value and are instrumental to the Company’s ability to market its products. The Company’s most significant trademarks are its trademark “Manitex” (presently registered with the United States Patent and Trademark Office until 2027).  Badger Equipment Company markets its products under the “Little Giant” and Badger trade names. The Company’s PM Group subsidiary sells its products using the trademark “PM” and PM Group’s O&S subsidiary sells its products using the “OIL & STEEL” trademark.  The Manitex, Badger, Little Giant, PM and OIL & STEEL trademarks and trade names are important to the marketing and operation of the Company’s business as a significant number of our products are sold under those names.  PM Group’s O&S subsidiary has three patents. One is registered with the Italian Patents and Trademarks Office until 2028.  O&S has two additional patents registered with OHIM that are in force until 2031 and 2034, respectively.

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

Sales of cranes from the Equipment Distribution division mirror the seasonality of the overall Company. However, the sale of parts is much less seasonal given the geographic breadth of the customer base. Crane repairs are performed by the Equipment Distribution division throughout the year but are somewhat affected by the slowdown in construction activity during the typically harsh winters in the Midwestern United States.

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

Equipment Distribution

The Equipment Distribution division’s primary business is facilitation of sale of products manufactured by the Company. As such, it faces the same competition described above for products manufactured by the Company.  Additionally, the Equipment Distribution division has a dealership arrangement with Terex and must compete against dealers of other rough terrain and truck crane manufacturers.  Locally, the Equipment Distribution division competes against Runnion Equipment (dealer for National Crane), Power Equipment Leasing (dealer for Elliott) and Guiffre Cranes (dealer for Manitex and Terex boom trucks). Runnion is also authorized to sell Manitex boom trucks.

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

Backlog

The backlog at December 31, 2017 was approximately $61.5 million, compared to a backlog of approximately $31.3 million at December 31, 2016.  The December 31, 2017 backlog has increased by $11.8 million since September 30, 2017 when it was at $50.3 million.  The backlog has continued to grow during the early part of 2018 and was $87.3 million at February 28, 2018.   The Company expects to ship product to fulfill its existing backlog within the next twelve months.

Research and Development

The Company spent $2.6 million, $2.9 million and $3.1 million on company-sponsored research and development activities for 2017, 2016 and 2015, respectively.

Geographic Information

The information regarding revenue, the basis for attributing revenue from external customers to individual countries, and long-lived assets is found in Note 18 “Geographic Information” to our consolidated financial statements, is hereby incorporated by reference into this Part I, Item 1.

Employees

As of December 31, 2017, the Company had 561 full time employees. The Company has not experienced any work stoppages and anticipates continued good employee relations. Eighteen (18) of our employees are covered by collective bargaining agreements. Fourteen (14) of our employees at our Badger subsidiary are represented by International Union, UAW and its local No. 316. The current union contract expires on January 20, 2020. Four employees are currently represented by Automobile Mechanics’ Local 701. The union contract expired on September 30, 2017, but a new contract is pending that will go thru October 1, 2019. The employees represented by the Automobile Mechanics’ Local 701 are mechanics that work in our Equipment Distribution business. A number of our Equipment Distribution customers in the Chicago metropolitan area mandate union mechanics usage for any service / repair jobs.

Governmental Regulation

The Company is subject to various governmental regulations, such as environmental regulations, employment and health regulations, and safety regulations. We have various internal controls and procedures designed to maintain compliance with these regulations. The cost of compliance programs is not material but is subject to additions to or changes in federal, state or local legislation or changes in regulatory implementation or interpretation of government regulations.

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

As of December 31, 2017, the Company’s total debt was $95.3 million, which includes: revolving term credit facilities, notes payable, convertible debt and capital lease obligations.

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

The Company’s existing debt agreements contain a number of significant covenants which may limit its ability to, among other things, borrow additional money, make capital expenditures, pay dividends, dispose of assets and acquire new businesses. These covenants also require the Company to meet certain financial and non-financial tests.  The Company received waivers related to non-compliance with certain covenants and defaults under its U.S. credit facilities and its convertible notes.  The Company also restructured certain debt arrangements which restructuring cured the defaults caused by the failed covenant.  An additional default or other event of non-compliance, if not waived or otherwise permitted by the Company’s lenders, could result in acceleration of the Company’s debt and possibly bankruptcy.

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

The Company’s customers, from time to time, may fund acquisitions of our products through third-party finance companies. In certain instances, the Company has in the past provided credit guarantees or residual value guarantees. With these guarantees, we must assess the probability of losses or non-performance in ways similar to the evaluation of accounts receivable. We establish reserves based upon our analysis of the current quality and financial position of our customers, past payment experience and collateral values. In circumstances where we believe it is probable that a specific customer will have difficulty meeting its financial obligations, a specific reserve is recorded to recognize a liability for a guarantee we expect to pay, taking into account any amounts that we would anticipate realizing if we are forced to repossess the equipment that supports the customer’s financial obligations to us. During periods of economic weakness, collateral underlying our guarantees of indebtedness of customers or receivables can decline sharply, thereby increasing our exposure to losses. In the future, we may incur losses in excess of our recorded reserves if the financial condition of our customers were to deteriorate further or the full amount of any anticipated proceeds from the sale of the collateral supporting our customers’ financial obligations is not realized. Historically, no losses related to guarantees have been realized; however, there can be no assurance that our historical experience with respect to guarantees will be indicative of future results.

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

The Company relies on key management.

The Company relies on the management and leadership skills of David Langevin, Chairman and Chief Executive Officer. When Mr. Langevin joined the Company, he signed a three year employment agreement with the Company which expired on December 31, 2008. Mr. Langevin’s employment agreement has been extended and now expires on December 31, 2019. Under the employment agreement, Mr. Langevin’s employment term automatically extends for successive periods of three years unless either the Company or Mr. Langevin gives written notice to the other party of non-renewal at least 90 days prior to the end of the then current employment term.  The loss of his services could have a significant and negative impact on the Company’s business. In addition, the Company relies on the management and leadership skills of other senior executives. The Company could be harmed by the loss of key personnel in the future.

The Company’s success depends upon the continued protection of its trademarks and the Company may be forced to incur substantial costs to maintain, defend, protect and enforce its intellectual property rights.

The Company’s registered and common law trademarks, as well as certain of the Company’s licensed trademarks, have significant value and are instrumental to the Company’s ability to market its products. The Company’s marks “Manitex” “Badger”, “Sabre”, “Valla”,  “PM” and “O&S” are important to the Company’s business as the majority of the Company’s products are sold under those names. The Company has not registered all of its trademarks in the United States nor in the foreign countries where it does business. Third parties could assert claims against such intellectual property that the Company could be unable to successfully resolve. If the Company has to change the names of any of its products, it may experience a loss of goodwill associated with its brand names, customer confusion and a loss of sales.

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

As of December 31, 2017, the Company had approximately $43.6 million of goodwill. The Company tests goodwill for impairment at least annually. If the carrying value of goodwill exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment of a significant portion of goodwill could materially negatively affect the Company’s results of operations.

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
•

currency exchange and interest rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions, if we continue to do so in the future;

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

The Company’s principal shareholders, executive officers and directors beneficially own, in the aggregate, approximately 19% of the Company’s common stock as of March 20, 2018. As a result, these shareholders, acting together, will be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations, sales and purchases of assets. They also could dictate the management of the Company’s business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent you from receiving a premium in such a transaction.

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

The trading price of the Company’s common stock is highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond the Company’s control, including:

•	the degree to which the Company successfully implements its business strategy;
•	actual or anticipated variations in quarterly or annual operating results;
•	changes in recommendations by the investment community or in their estimates of the Company’s revenues or operating results;
•	failure to meet expectations of industry analysts;
•	speculation in the press or investment community;
•	strategic actions by the Company’s competitors;
•	announcements of technological innovations or new products by the Company or competitors;
•	changes in business conditions affecting the Company and its customers; and
•	potential to be delisted

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

We have restated our previously issued audited financial statements for the year ended December 31, 2016 as well as the unaudited quarterly financial information included in our Annual Report on Form 10-K for the year ended December 31, 2016, the unaudited financial statements for the quarter ended March 31, 2017 included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, and the unaudited financial statements for the six-month period ended June 30, 2017 included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.  In addition, our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 and our Annual Report on Form 10-K for the year ended December 31, 2017 were not filed in a timely manner.  The restatement process has been time consuming and expensive and, along with the failure to make certain filings with the SEC in a timely manner, could expose us to additional risks that could have a negative effect on our Company.  In particular, we have incurred substantial unanticipated expenses and costs, including audit, legal and other professional fees, in connection with the restatement of our previously issued financial statements and the ongoing remediation of material weaknesses in our internal control over financial reporting. Certain remediation actions have been recommended and we are in the process of implementing them (see Item 9A "Controls and Procedures" of this Form 10-K for a description of these remediation measures). To the extent these steps are not successful, we could be forced to incur additional time and expense. Our management’s attention has also been diverted from the operation of our business in connection with the restatement and these ongoing remediation efforts. In addition, as a result of these restatements and failure to timely make certain filings with the SEC, we could be subject to governmental, regulatory or other actions. Any such proceedings could, regardless of the outcome, consume a significant amount of management’s time and attention and could result in additional legal, accounting and other costs and liabilities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The Company’s executive offices are located at 9725 Industrial Drive, Bridgeview, Illinois 60455. The Company has seven principal operating plants. The Company’s Lifting Equipment business operates from the facilities described in this paragraph. The Company builds boom trucks, and sign cranes in its 188,000 sq. ft. leased facility located in Georgetown, Texas. The Company manufactures its knuckle boom cranes, in two owned facilities, the 542,000 sq. ft. plant located in S. Cesario sul Panaro, Italy and the 213,000 sq. ft. facility located in Arad, Romania.  The Romania facility also produces sub-assemblies that are incorporated into PM products manufactured in Italy.  The Company manufactures its precision pick and carry cranes in a 58,000 sq. ft. facility located in Piacenza, Italy. The Company builds specialized rough terrain cranes and material handling product in its 170,000 sq. ft. owned facility located in Winona, Minnesota.  The Company builds its specialized mobile tanks for liquid and solid storage and containment solutions in its 100,000 sq. ft. leased facility located in Knox, Indiana.

The Company operates its crane distribution business from a 39,000 sq. ft. leased facility located in Bridgeview, Illinois.  The Bridgeview facility also houses our corporate offices.

All our facilities are used exclusively by the Company. The Company believes that its facilities are suitable for its business and will be adequate to meet our current needs.

ITEM 3.	LEGAL PROCEEDINGS

The Company is involved in various legal proceedings, including product liability and workers’ compensation matters which have arisen in the normal course of operations. The Company has product liability insurance with self-insurance retention that ranges from $50 thousand to $0.5 million. The Company has a $250 thousand per claim deductible on worker compensation claims and aggregates of $1.0 million to $1.9 million depending on the policy year.  Certain cases are at a preliminary stage and it is not possible to estimate the amount or timing of any cost to the Company. However, the Company does not believe that these contingencies, in the aggregate, will have a material adverse effect on the Company. Reserves have been established for several liability cases related to PM acquisitions. When it is probable that a loss has been incurred and possible to make a reasonable estimate of the Company’s liability with respect to such matters, a provision is recorded for the amount of such estimate or the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Company’s Common Stock

The Company’s common stock is listed on The NASDAQ Capital Market trading under the symbol MNTX. The following table sets forth the high and low sales prices of the common stock for the fiscal periods indicated, as reported on The NASDAQ Capital Market.

Price Range of Common Stock

2017	High	Low
First Quarter	$9.89	$6.38
Second Quarter	$7.84	$6.21
Third Quarter	$9.49	$6.75
Fourth Quarter	$10.00	$7.28

2016	High	Low
First Quarter	$6.30	$4.25
Second Quarter	$7.23	$5.18
Third Quarter	$7.68	$4.98
Fourth Quarter	$7.62	$4.98

Number of Common Stockholders

As of March 19, 2018, there were 176 record holders of the Company’s common stock.

Dividends

During the fiscal years ended December 31, 2017, 2016 and 2015, the Company did not declare or pay any cash dividends on its common stock and the Company does not intend to pay any cash dividends in the foreseeable future. Furthermore, the terms of our credit facility do not allow us to declare or pay dividends without the prior written consent of the lender.

Performance Graph

The following stock performance graph is intended to show our stock performance compared with that of comparable companies. The stock performance graph shows the change in market value of ten thousand dollars invested in our Common Stock, the Russell 2000 Index and a peer group of comparable companies (“Peer Group”) for the five year period commencing December 31, 2012 through December 31, 2017. The cumulative total stockholder return of the peer group and Russell 2000 Index assumes dividends are reinvested. The stockholder return shown on the graph below is not indicative of future performance. The companies in the Peer Group are weighted by market capitalization.

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

CUMULATIVE TOTAL RETURN

Based upon an initial investment of $10,000 on December 31, 2012 with dividends reinvested

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2012	2013	2014	2015	2016	2017
Manitex International, Inc.	$10,000	$22,241	$17,801	$8,333	$9,608	$13,445
Russell 2000 Index	$10,000	$13,700	$14,184	$13,374	$15,978	$18,079
Construction Equipment (5 stocks)	$10,000	$17,162	$16,564	$15,211	$22,911	$29,012

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities during the quarter ended December 31, 2017:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs
October 1 through October 31, 2017	—	—	—	—
November 1 through November 30, 2017	—	—	—	—
December 1 through December 31, 2017	4,758	$9.60	—	—
Total	4,758	$9.60	—	—

(1)

The Company purchased and cancelled 4,758 shares of its common stock on December 31, 2017. The shares were purchased from employees on December 31, 2017 at the market closing price of $9.60 on that date. The employees used the proceeds from the sale of shares to satisfy their withholding tax obligations that arose when restricted shares vested on that date.

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

The below financial data reflects the following entities as discontinued operations from 2013 through the year in which the entity was disposed:  2015 for Manitex Load King, Inc. and 2016 for Liftking, and CVS.  In addition, the data for the years 2014 to 2017 presents ASV as a discontinued operation.

(In thousands except share information)

	2017	2016	2015	2014	2013
Summary of Operations:
Net revenues	$213,112	$173,197	$202,747	$174,738	$164,678
Operating (loss) income	(265)	(9,974)	(288)	13,058	18,142
Net (loss) income from continuing operations	(7,067)	(23,189)	(5,325)	7,261	11,489
Net (loss) income from continuing operations attributable to shareholders of Manitex International, Inc.	$(7,067)	$(23,189)	$(5,325)	$7,261	$11,489
Earnings (loss) per share from continuing operations attributable to shareholders of Manitex International, Inc.
Basic	$(0.43)	$(1.44)	$(0.33)	$0.52	$0.91
Diluted	$(0.43)	$(1.44)	$(0.33)	$0.52	$0.90
Shares used to calculate earnings per share:
Basic	16,548,444	16,133,284	15,970,074	13,858,189	12,671,205
Diluted	16,548,444	16,133,284	15,970,074	13,904,289	12,717,575

Total assets	$225,188	$326,954	$401,423	$314,267	$180,497
Total debt for continuing operations	$95,253	$106,295	$109,437	$46,389	$36,743
Total shareholders equity attributed to shareholders of Manitex International, Inc.	$70,845	$72,465	$107,012	$120,391	$76,632

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of continuing operations should be read in conjunction with the Company’s financial statements and notes, and other information included elsewhere in this Report.

FORWARD-LOOKING STATEMENTS

When reading this section of this Annual Report on Form 10-K, it is important that you also read the financial statements and related notes thereto. This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements and are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, without limitation:  projections of revenue, earnings, capital structure and other financial items, statements of our plans and objectives, statements regarding the capabilities and capacities of our business operations,  statements of expected future economic conditions and the effect on us and on our customers, expected benefits of our cost reduction measures, and  assumptions underlying statements regarding us or our business. Our actual results may differ from information contained in these forward looking-statements for many reasons, including those described below and in the section entitled “Item 1A. Risk Factors”:

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

The risks described in this Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. We do not undertake, and expressly disclaim, any obligation to update this forward-looking information, except as required under applicable law.

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

Consolidated Variable Interest Entity

Even though it has no ownership interest in SVW Crane & Equipment Company (together with its wholly owned subsidiary, Rental Consulting Service Company, “SVW”), the Company has the power to direct the activities that most significantly impact SVW’s economic performance. Additionally, the Company was the primary beneficiary of the SVW relationship. SVW obtained third party financing, which was effectively guaranteed by the Company, on specific cranes the Company manufactured and remitted the loan proceeds to the Company. Other than its business transactions described herein, SVW had no other substantial business operations. The Company has determined that SVW is a Variable Interest Entity (”VIE”) that under current accounting guidance needs to be consolidated in the Company’s financial results.

Income and losses related to VIE’s are typically shown in a company’s financial statements as being attributed to a non-controlling interest.  Other than its transactions between SVW and the Company, SVW had no other substantial business operations.  Furthermore, the Company exercised control and absorbed all losses and received all the income from SVW operations.  Therefore, the Company has concluded that income and losses related to the VIE are attributable to the Shareholders of the Company.

Economic Conditions

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

During 2017, Oil prices remained relatively stable through the first nine months of the year, before the prices began to strengthen considerably during the fourth quarter of the year.  Oil prices at the end of 2017 topped $61 per barrel.  The oil rig count declined during the first half of the year to 431 before rebounding to 658 by the end of 2017.  In early 2018, the oil rig count continued to increase and at the end of March 2018 increased to over 800.  The sell-off of used equipment continued through most of the year but the effects diminished throughout the year.  The market for boom trucks continued to improve throughout the year but remained below normal levels.  Orders, however, increased significantly in the fourth quarter of 2017 and going into 2018 demand for boom trucks continues to increase.

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

In 2017, the demand for knuckle boom cranes was up modestly in all the markets that PM sells into except for the Middle East.  The demand from the Middle East market was consistent with the prior year but remains significantly depressed.  During 2017, demand from Western and North Europe, were PM largest markets. Although there was growth in the other PM markets, the demand from these markets have not returned to levels achieved in the past.

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

The following table sets forth certain financial data for the three years ended December 31, 2017, 2016 and 2015:

Results of Consolidated Operations

MANITEX INTERNATIONAL, INC.

(In thousands, except share data)

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
Net revenues	$213,112	$173,197	$202,747
Cost of sales	176,266	143,260	160,752
Gross profit	36,846	29,937	41,995
Operating expenses
Research and development costs	2,564	2,939	3,123
Selling, general and administrative expenses	34,547	36,972	39,160
Total operating expenses	37,111	39,911	42,283
Operating loss	(265)	(9,974)	(288)
Other income (expense)
Interest expense	(6,498)	(6,390)	(6,441)
Interest expense related to write off of debt issuance costs	—	(1,439)	—
Foreign currency transaction (loss) gain	(1,149)	(1,115)	(293)
Other income (loss)	367	915	(47)
Total other expense	(7,280)	(8,029)	(6,781)
Loss before income taxes and loss in non-marketable equity interest from continuing operations	(7,545)	(18,003)	(7,069)
Income tax expense (benefit) from continuing operations	(118)	(566)	(1,943)
Income (loss) in non-marketable equity interest, net of taxes	360	(5,752)	(199)
Loss from continuing operations	(7,067)	(23,189)	(5,325)
Discontinued operations:
(Loss) income from discontinued operations, net of income tax (benefit) expense of ($23), $37, and $475 in 2017, 2016 and 2015, respectively	(737)	(14,478)	1
Net loss	$(7,804)	$(37,667)	$(5,324)
(Loss) income attributable to noncontrolling interest	(274)	574	(48)
Loss attributable to shareholders of Manitex International, Inc.	$(8,078)	$(37,093)	$(5,372)

The above results include the results for companies acquired from their respective effective dates of acquisition: December 16, 2014 for Lift Ventures, December 20, 2014 for ASV, January15, 2015 for PM Group and March 12, 2015 for Columbia Tanks.

Year Ended December 31, 2017 from Continuing Operations Compared to Year Ended December 31, 2016 from Continuing Operations

Net loss from continuing operations

For the year ended December 31, 2017, net loss was $7.1 million, which consists of revenue of $213.1 million, cost of sales of $176.3 million, research and development costs of $2.6 million, SG&A costs of $34.5 million, interest expense of $6.5 million, foreign currency transaction loss of $1.1 million, other income of $0.4 million, income in non-marketable equity interest of $0.4 million and income tax benefit of $0.1 million.

For the year ended December 31, 2016, net loss was $23.2 million, which consists of revenue of $173.2 million, cost of sales of $143.3 million, research and development costs of $2.9 million, SG&A costs of $37.0 million, interest expense of $7.8 million (including debt issuance costs of $1.4 million), foreign currency transaction loss of $1.1 million, other income of $0.9 million, loss in non-marketable equity interest of $5.8 million and income tax benefit of $0.6 million.

Net revenue and gross profit —For the year ended December 31, 2017, net revenue and gross profit were $213.1 million and $36.8 million, respectively. Gross profit as a percent of sales was 17.3% for the year ended December 31, 2017.  For the year ended December 31, 2016, net revenue and gross profit were $173.2 million and $29.9 million, respectively. Gross profit as a percent of sales was 17.3% for the year ended December 31, 2016.

For 2017 revenues increased $39.9 million or 23.0% from $173.2 million for 2016 to $213.1 million for 2017.  The increase is primarily due to an increase in straight mast cranes revenues.   The increase is due to an improvement in market conditions addressed above under the heading “Economic Conditions”.  The revenues for the year ended December 31, 2017 were also favorably impacted by a stronger Euro, which accounted for approximately $1.0 million of the increase in revenue.

Gross profit as a percent of net revenues was 17.3% for the year ended December 31, 2017, which is equal to the gross profit for the year ended December 31, 2016 year. The gross margin percent for the year ended December 31, 2017 was affected by $1.7 million in inventory reserve adjustments in the third and fourth quarters of 2017.

Research and development —Research and development for the year ended December 31, 2017 was $2.6 million compared to $2.9 million for the comparable period in 2016. Research and development expenditures were relatively consistent with the prior period. The Company’s research and development spending continues to reflect our commitment to develop and introduce new products that give the Company a competitive advantage.

Selling, general and administrative expense —Selling, general and administrative expense for the year ended December 31, 2017 was $34.5 million compared to $37.0 million for the comparable period in 2016, a decrease of $2.4 million.  The three months ended March 31, 2017 included expenses of $0.5 million incurred in connection with our participation at the 2017 Con Expo trade show. The Con Expo show, which is held every three years, was held in Las Vegas in March of this year. This show is an international gathering place for the construction industries. It is estimated that 130,000 professionals from around the world attended the show.

Selling, general and administrative expenses decreased $2.9 million when Con Expo expenses are excluded. The decrease is primarily related to the Company’s continued cost cutting programs.

Operating loss —The Company had an operating loss of $0.3 million for the year ended December 31, 2017 compared to an operating loss of $10.0 million in the prior year.  Operating income increased due to changes in revenue, cost of sales and operating expenses explained above.

Interest expense —Interest expense was $6.5 million and $7.8 million for the years ended December 31, 2017 and 2016, respectively.  A non-recurring expense in 2016 of $1.4 million accounts for the majority of the decrease.  The non-recurring charge was the result of expensing deferred financing costs when debt was refinanced.

As the majority of the Company’s debt is variable interest rate debt, the modest increases in market interest rates including LIBOR and the U.S. prime rates were mostly offset by a decrease in outstanding debt.

Foreign currency transaction loss — Foreign currency loss was $1.1 million for both years ended December 31, 2017 and 2016. As stated in the past, the Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds.  Currency risks can be reduced but not eliminated in part because the Company has not been able to identify a strategy to effectively hedge the currency risks related to the Argentinian peso.   The Company records at the balance sheet date the forward currency exchange contracts at their market value with any associated gain or loss being recorded in current earnings as a currency gain or loss.

A substantial portion of the 2017 loss is attributable to exchange losses related to the Argentinian peso.  As previously stated, the Company has not been able to identify a strategy to effectively hedge currency risks related to the Argentinian peso.

The 2016 currency loss also reflects the recognition of deferred loss of $0.2 million related to an intercompany receivable.  The loss had been previously deferred in other comprehensive income as there was an intercompany receivable that was not expected to be repaid.  The repayment of the receivable resulted in the recognition of the previously deferred loss.

Other income (loss) — For the years ended December 31, 2017 and 2016, the Company had other income of $0.4 million and $0.9 million, respectively.  For the year ended December 31, 2017, other income is the result of revaluing a contingent acquisition liability related to an option to acquire certain PM bank debt. The fair market value of the contingent acquisition liability is subject to revaluation on a recurring basis.  The revaluation that will be performed for March 31, 2018 will take into account the effect of PM debt restructuring that happened in the first quarter of 2018.

During 2016, the fair value of this liability was recalculated based on updated 2017 EBITDA projections.  This revaluation resulted in a gain of approximately $0.9 million.

Income tax — On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted into law. The Act makes comprehensive changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%, changes to the rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, immediate expensing of certain qualified property, creation of a new limitation on deductible interest expense, repeal of the U.S. corporate minimum tax (“AMT”), and changes in the manner in which international operations are taxed in the U.S. Although the majority of the changes resulting from the Act are effective beginning in 2018, U.S. GAAP requires that certain impacts of the Act be recognized in the income tax provision in the period of enactment.

In response to the enactment of the Act, the SEC issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the tax effects of the Act. SAB 118 provides a measurement period that should not extend beyond one year from the Act enactment date for companies to complete the accounting under ASC 740. To the extent that a company’s accounting for certain income tax effects of the Act is incomplete but is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. At December 31, 2017, we have not completed our accounting for the tax effects of the enactment of the Act; however, in certain cases, as described in Note 14, Income Taxes, we have made a reasonable estimate of the effects on our existing deferred tax balances and one-time transition tax.

Income tax (benefit) from continuing operations was $(0.1) million and $(0.6) million for the years ended December 31, 2017 and 2016, respectively. The income tax benefit is attributed to a pre-tax loss of $7.2 million and $23.8 million from continuing operations for the years ended December 31, 2017 and December 31, 2016, respectively. The Company’s effective rate decreased to 1.64% for 2017 from 2.38% for 2016. The decrease in the effective tax rate is due primarily to the tax effects related to the Tax Cuts and Jobs Act, a decrease in the valuation allowance, a decrease in deferred tax liabilities related to indefinite lived intangible assets as well as the mix of domestic and foreign earnings.

Income (loss) in equity investments — The Company had income (loss) related to its equity investment of $0.4 million and ($5.8) million for the years ended December 31, 2017 and 2016, respectively.  Income for the year ended December 31, 2017 was from earnings from our equity investment in ASV Holdings. The loss in 2016 is result of recognizing an impairment charge of $5.6 million to write off our entire investment in Lift Ventures LLC during 2016. See Note 26 to the financial statements for additional information related this impairment.

Net loss from continuing operations —Net loss for the years ended December 31, 2017 and 2016 was $7.1 million and $23.2 million, respectively. The change is explained above.

Year Ended December 31, 2016 from Continuing Operations Compared to Year Ended December 31, 2015 from Continuing Operations

Net loss from continuing operations

For the year ended December 31, 2016, net loss was $23.2 million, which consists of revenue of $173.2 million, cost of sales of $143.3 million, research and development costs of $2.9 million, SG&A costs of $37.0 million, interest expense of $6.4 million, interest expense related to the write-off of debt issuance costs of $1.4 million, foreign currency transaction loss of $1.1 million, other income of $0.9 million, loss in non-marketable equity interest of $5.8 million and income tax benefit of $0.6 million.

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

Gross profit as a percent of net revenues decreased 3.4% to 17.3% for the year ended December 31, 2016 from 20.7% for the comparable 2015 period. The decrease in gross profit is attributed to lower volumes, change in product mix including a shift towards lower capacity boom truck and aggressive sales pricing especially towards at the end of the year in effort to move existing finished goods inventory.  The sale of finished goods inventory at less than our normal margins was consistent with our priority of reducing debt in 2016.  Partially offsetting other factors is the beneficial impact that an increase in part sales as percent of total revenues had.  Part sales, which have significantly higher gross margins, increased from 10% to 13% of total revenues from 2015 to 2016.

Research and development —Research and development for the year ended December 31, 2016 was $2.9 million compared to $3.1 million for the comparable period in 2015. Research and development expenditures were relatively consistent with the prior period. The Company’s research and development spending continues to reflect our commitment to develop and introduce new products that give the Company a competitive advantage.

Selling, general and administrative expense —Selling, general and administrative expense for the year ended December 31, 2016 was $37.0 million compared to $39.2 million for the comparable period in 2015, a decrease of $2.2 million.  The decrease is principally attributed to cost reductions made in response to decreased revenues and to lower variable selling expenses.

Operating (loss) income —The Company had an operating loss of $10.0 million for the year ended December 31, 2016 compared to an operating loss of $0.3 million in the prior year.  The adverse change in operating income is the result of decrease in gross profit of $12.1 million, the result of a decrease in revenues and lower gross profit margin. The decrease in gross margin was partially offset by a $2.4 million decrease in operating expenses.

Interest expense —Interest expense was $7.8 million, inclusive of $1.4 million related to the write-off of debt issuance costs, and $6.4 million for the years ended December 31, 2016 and 2015, respectively.  Interest expense increased in 2016 because interest expense includes $1.4 million of deferred financing costs that were expensed when associated debt was refinanced in the second and fourth quarters of 2016.  Interest expense for 2016 and 2015 excluding $1.4 for the write-off deferred financing cost was consistent.  The additional interest incurred on the SVW debt was offset by other decreases in interest expense, the result of decreases in other debt that occurred during 2016.

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

Income tax — Income tax (benefit) for continuing operations was $(0.6) million and $(1.9) million for the years ended December 31, 2016 and 2015, respectively. The income tax benefit is attributed to a pre-tax loss of $23.8 million and $7.3 million from continuing operations for the years ended December 31, 2016 and December 31, 2015, respectively. The Company’s effective rate decreased to 2.38% for 2016 from 26.74% for 2015. The decrease in the effective tax rate is due primarily to the establishment of a full valuation allowance against the portion of its net U.S. deferred tax assets that that could not be realized by carrying back the 2016 tax loss for a refund of taxes paid in prior years.

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

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash were $5.4 million and $5.3 million at December 31, 2017 and December 31, 2016, respectively. In addition, the Company has a U.S. revolving credit facility with a maturity date of July 20, 2019. At December 31, 2017 the Company had approximately $8.8 million available to borrow under its revolving credit facility.

At December 31, 2017, the PM Group had established working capital facilities with seven Italian and seven South American banks. Under these facilities, the PM Group can borrow $31.6 million against orders, invoices and letters of credit. At December 31, 2017, the PM Group had received advances of $24.6 million. Future advances are dependent on having available collateral.

Subsequent to December 31, 2017, the Company entered into a debt restructuring agreement as disclosed in Note 27, which modified the terms of the working capital debt facilities as follows:

•	The facilities were extended until December 31, 2021.
•	€220 of the facility was expired.
•	€100 of the working capital facility to be repaid within 2018 through advanced trade receivables collection
•	The guarantee facilities are available to any kind of creditor, not solely suppliers.

The Company needs cash to meet its working capital needs as the business grows, to acquire capital equipment, and to fund acquisitions and debt repayment. We intend to use cash flows from operations and existing availability under the current revolving credit facilities to fund operations. However, additional capital may be required if our business expands. The Company thought it prudent to put a mechanism in place by which supplemental liquidity can be provided to address working capital requirements or other capital requirements that may arise. On January 23, 2017, Manitex International Inc. entered into a Controlled Equity Offering Sales Agreement (“Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which the Company may offer and sell shares of its common stock, no par value per share, having an aggregate offering price up to $20.0 millon through Cantor.   Funds provided through the Sales Agreement totaled $2.6 million in January 2017 from the sale of 294,524 shares of the Company's common stock. Due to the late filing of its Quarterly Report on Form 10-Q for the nine months ended September 30, 2017, the Company currently cannot issue shares under this program.  The Company may be eligible to issue shares under the program, when the Company has been current in its filings with the Securities Exchange Commission for the past twelve months.

On May 17, 2017, the Company and ASV Holdings completed an underwritten initial public offering (the “Offering”) of 3,800,000 shares of ASV Holdings’ common stock, including 2,000,000 shares sold by the Company. The Company received proceeds net of commissions of $13.0 million from the Offering.  Because the Company’s ownership interest has decreased below 50%, it no longer has a controlling financial interest in ASV Holdings and deconsolidated ASV Holdings from the financial statements and results of operations of the Company, effective May 17, 2017, in accordance with Accounting Standard Codification, or ASC, 810-10-40, Derecognition.

Over the period from February 26-28, 2018, the Company sold an aggregate of 1,000,000 shares of ASV Holdings in privately-negotiated transactions with institutional purchasers.  All such shares were sold for $7.00 per share.  Following such sale transactions, the Company owns an aggregate of 1,080,000 shares of ASV Holdings

Nevertheless, our availability under our credit lines is limited, it is important that we manage our working capital.  The Company may need to raise additional capital through debt or equity financings to support our long-term growth strategy, which may include additional acquisitions. There is no assurance that such financing will be available or, if available, on acceptable terms.

Outstanding borrowings and required payments

The following is a summary of our outstanding borrowings at December 31, 2017:

(In millions)

	Outstanding Balance	Interest Rate	Interest Paid	Principal Payment
U.S. Revolver	$12.9	4.49 to 5.50%	Monthly	July 20, 2019 maturity
Note Bank (insurance premiums)	0.6	5.26%	Monthly	February 2018 and August 2018 Maturity
Convertible note—Terex	7.0	7.5%	Semi-Annual	January 1, 2021 maturity
Convertible note—Perella	14.6	7.5%	Semi-Annual	January 7, 2021 maturity
Capital lease—cranes for sale	0.7	5.5%	Monthly	January 13, 2021 maturity
Capital lease—Georgetown facility	5.2	12.50%	Monthly	$0.06 million monthly payment includes interest. April 30, 2028 maturity
Badger note payable	0.5	8.00%	Monthly	$0.1 million monthly
PM unsecured borrowings	16.7	2.17%	Semi-Annual	Variable semi-annual starting June 2017 through December 2021
PM Autogru term loan	0.3	3.00%	Monthly	$0.1 million monthly through October 2020
PM Autogru term loan	0.5	2.50%	Annually	$0.5 million payment due June 2018
PM Argentina Note	0.2	29.0%	Single Paymemt	April 2018
PM Argentina Note	0.5	28.5%	Quarterly	5 payments beginning April 2018
PM term loans with related accrued interest, interest rate swaps and FMV adjustments	11.2	0 to 3.50%	Annual	Variable semi-annual starting June 2019 through December 2021. No principal payments scheduled for 2018
PM short-term working capital borrowings	24.6	1.42 to 24.0%	Monthly	Upon payment of invoice
Valla note payable	0.1	4.37%	Quarterly	Over 14 quarterly payments
Valla short-term working capital borrowings	1.0	4.50 to 4.75%	Monthly	Upon payment of invoice or letter of credit
	96.6
Debt issuance costs	(0.7)
Debt net of issuance costs	$95.9

The debt has various maturity dates. See Notes 11 through 13 to the financial statements for additional details.

Change in outstanding debt

In 2017, our total debt was reduced by $11.0 million (excluding $0.6 million deferred interest reclassification).  The primary difference is attributed to a decrease in SVW debt of $11.2 million which was paid off during the year.

The following is a summary of changes in debt related to continuing operations:

(In millions)

Increase/ (decrease)
U.S. Revolver	$(7.1)
Notes payable-Terex	(1.0)
Capital leases—buildings	(0.6)
Capital leases—equipment	0.2
Convertible note—Terex	0.1
Convertible note—Perella	0.1
Comerica Term loan	—
Badger notes payable	0.5
Valla notes payable	1.1
PM	6.5
Note payable-SVW	(11.2)
(11.4)
Reclassification of deferred Interest	0.6
Debt issuance costs	0.4
$(10.4)

2017

Operating activities generated $9.1 million of cash for the year ended December 31, 2017 and is comprised of non-cash items of $6.9 million and a decrease in working capital of $10.0 million, both of which generated cash, offset by a net loss of $7.8 million which consumed cash.  The following are principal non-cash items that increased cash flows from operating activities: depreciation and amortization of $5.1 million, the non-cash loss on sale of discontinued operations of $1.3 million, stock-based compensation of $0.8 million, an increase in inventory reserves of $1.1 million, amortization of deferred financing costs of $0.6 million, and amortization of debt discount of $0.4 million.  The following items consumed cash: a decrease in deferred tax liabilities of $1.5 million, a change in interest rate swaps of $0.4 million, non-cash income from an equity investment of $0.4 million and $0.3 million gain related to the revaluation of contingent acquisition liability.  Other less significant non-cash items in aggregated generated $0.3 million of cash.

The change in assets and liabilities generated $10.0 million in cash.  The changes in assets and liabilities related to continuing operations and discontinued operations consumed $6.3 million and $3.7 million, respectively.  The changes in the items related to continuing operations had the following impact on cash flows: accounts receivable consumed $11.1                million, inventory generated $17.1 million, prepaid expenses generated $2.6 million, other assets generated $0.1 million, accounts payable consumed $2.6 million, accrued expenses consumed $0.4 million, and other current liabilities generated $0.7 million.   The increase in accounts receivable is due to the fact that sales for the fourth quarter 2017 are significantly higher when compared to sales for the quarter ended December 31, 2016.  The 2017 decrease in inventory includes the sale of the $9.5 million of SVW inventory that was held at the end of 2016.  The remaining decrease in inventory of $7.6 million is primarily the result of a decrease in finished goods inventory that is in part attributed an improved market for the Company’s products.  The decrease in prepaid expense is primarily related to the receipt of a United States Income Tax refund.   The decrease in accounts payable is attributed the timing of vendor payments.

Cash flows related to investing activities generated $11.7 million of cash for the year ended December 31, 2017. The Company generated $12.9 million through the sale of non-core operations offset by the purchase of capital equipment of $1.0 million.  Discontinued operations consumed $0.1 million. The amount spent for capital equipment was spread throughout the organization and no expenditure individually was significant.

Financing activities consumed $20.9 million in cash for the year ended December 31, 2017.  Financing activities of continuing operations consumed $15.8 million and discontinued operations consumed another $5.1 million of cash. The principal sources of cash for continuing operations that in aggregate total $11.1 million include new borrowing of $2.6 million, proceeds from sales and leasebacks of $0.9 million, an increase in working capital borrowings of $3.4 million and $2.4 received in connection with a stock offering.  The principal uses of cash by continuing operations which aggregated $25.1 million include a reduction in borrowing under the U.S. credit facility of $7.1 million, debt payments of $16.5 million, capital lease payments of $1.4 million and $0.2 million used to repurchase shares from employees to satisfy their withholding tax liability related to the vesting of shares.  The 2017 debt payments include approximately $11.2 million that was used to retire all SVW related debt.

2016

Operating activities consumed $18.6 million of cash for the year ended December 31, 2016, and is comprised of non-cash items of $30.3 million, offset by a net loss of $37.7 million and an increase in working capital of $11.3 million both of which consumed cash.  The following are principal non-cash items that increased cash flow from operating activities: depreciation and amortization of $6.6 million, the non-cash loss on sale of discontinued operations of $14.5 million, an impairment charge related to Lift Venture investment of $5.6 million, stock based compensation of $1.1 million, an increase in inventory reserves of $0.3 million, amortization of deferred financing costs of $2.0 million, amortization of debt discount of $0.5 million, and an increase net deferred tax liabilities of $1.2 million.   A change in interest rate swaps of $0.8 million and $0.9 million gain related to the revaluation of contingent acquisition liability both consumed cash.  Other less significant non-cash items in aggregated offset each other.  The amortization of deferred financing costs includes approximately $1.4 million that was expensed in connection with refinancing of debt.

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

Financing activities consumed $3.4 million in cash for the year ended December 31, 2016.  Financing activities of continuing operations generated $1.5 million which was more than offset as financing activities of discontinued operations consumed $4.9 million. The principal sources of cash for continuing operations that in aggregate total $18.8 million include new borrowing of $12.9 million, proceeds from sales and leasebacks of $4.1 million. and an increase in working capital borrowings of $1.8 million. The new borrowings include $12.2 million of new debt incurred by the consolidated VIE. The repayment of debt by continuing operations consumed $15.4 million of cash. During the year, payments of $2.2 million were made to pay of the balance of the 2015 term loan, borrowing under the U.S. credit facility was reduced by $6.5 million, principal payments of $1.0 related to the VIE debt were made and capital lease payments totaled $0.5 million. The remaining debt payments totaled $5.7 million, which includes $4.6 million of principal payments made against Italian term debt.  Additionally, $1.3 million was used to pay bank fees and costs associated with refinancing the U.S. revolving credit facility and obtaining the VIE financing.

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

As described in Note 14, Income Taxes, the Company increased its unrecognized tax benefits in connection with the Romanian tax audit and pending legal proceedings.

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

Income Taxes

The Company records accrued interest related to income tax matters in the provision for income taxes in the accompanying consolidated statement of income. For the years ended December 31, 2017 and 2016, interest and penalties recognized on unrecognized tax benefits were $69 and $40, respectively. The accrued balance as of December 31 2017 and 2016 was $382 and $294, respectively. Included in the unrecognized tax benefits is a liability for the PM Group’s potential IRES and IRAP (Italian Income Taxes) audit adjustments for the tax year 2013 and Romania for tax years 2012-2016.  Depending upon the final resolution of these audits, the liability could be higher or lower than the amount recorded at December 31, 2017. As of December 31, 2017, we don’t anticipate a significant change in unrecognized tax benefits within 12 months of the reporting date.

The Company files income tax returns in the United States, Romania and Italy as well as various state and local tax jurisdictions with varying statutes of limitations. With few exceptions, as of December 31, 2017, the Company is no longer subject to U.S. federal, state or foreign examinations by tax authorities for years before 2014. In July 2017, the Company received notification from the Internal Revenue Service that its tax return for the year ended December 31, 2015 has been selected for examination.

SEC Inquiry

The Company has received an inquiry from the SEC requesting certain information in connection with the Company’s previously announced restatement of prior financial statements, and is complying with such request.

Off Balance Sheet Arrangements

CIBC has issued 2 standby letters of credit at December 31, 2017.  The first standby letter of credit is $0.6 million in favor of an insurance carrier to secure obligations which may arise in connection with future deductibles payments that may be incurred under the Company’s worker’s compensation insurance policies.  The second standby letter of credit is $20 thousand in favor of a governmental agency to secure obligations which may arise in connection with worker’s compensation claims. During the fourth quarter of 2015 and first quarter of 2016, the Company entered into four 60 month equipment operating leases in  sales and lease back transactions.  In connection with these transactions, the Company received $6.7 million, i.e., $2.6 million for the one executed in 2015 and a total of $4.1 million for the three executed in 2016.

The Company has issued partial residual value guarantees to support a customer’s financing. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date if certain conditions are met by the customer. The Company has issued partial residual guarantees that have maximum exposure of approximately $1.6 million in aggregate.  The Company, however, does not have any reason to believe that any exposure from any such guarantees is either probable or estimable at this time, as such, no liability has been recorded.

See Note 23 – “Legal Proceedings and other Contingencies” in the Notes to the Consolidated Financial Statements for further information regarding our guarantees.

Contractual Obligations

The following is a schedule as of December 31, 2017 of our long-term contractual commitments, future minimum lease payments under non-cancelable operating lease arrangements and other long-term obligations.

(in thousands)

	Payments due by period
	Total	2018	2019- 2020	2021- 2022	Thereafter
Revolving credit facilities (4)	$16,528	$583	$15,945	$—	$—
Working capital borrowings (3)	25,756	25,756	—	—	—
Term loans (4)	65,291	7,090	19,100	24,009	15,092
Operating lease obligations	4,840	1,762	2,907	171	—
Capital lease obligations (3)	10,242	1,026	2,110	1,803	5,303
Legal settlement (see Note 23) (3)	1,330	95	190	190	855
Service agreements	144	72	72	—	—
Purchase obligations (1)	1,142	1,142	—	—	—
Total	$125,273	$37,526	$40,324	$26,173	$21,250

(1)	Except for a very insignificant amount, purchase obligations are for inventory items. Purchase obligations not for inventory would include research and development materials, supplies and services.
(2)

At December 31, 2017, the Company had a reserve for unrecognized tax benefits of $1.0 million for which the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective tax authority. Thus, these liabilities (reserves) have not been included in the contractual obligations table. (see Note 14).

(3)	PM working capital borrowing, Capital lease obligations and legal settlement include imputed interest.
(4)	Long-term debt obligations include expected interest expense. Interest expense is calculated using current interest rates for indebtedness as of December 31, 2017.

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

Income and losses related to VIE’s are typically shown in a company’s financial statements as being attributed to a non-controlling interest.  Other than its transactions between SVW and the Company, SVW had no other substantial business operations.  Furthermore, the Company exercised control and absorbed all losses and received all the income from SVW operations.  Therefore, the Company has concluded that income and losses related to the VIE are attributable to the Shareholders of the Company.

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

Interest Rate Swap Contracts. The Company enters into derivative instruments to manage its exposure to interest rate risk related to certain foreign term loans. Derivatives are initially recognized at fair value at the date the contract is entered into and are subsequently remeasured to their fair value at the end of each reporting period. The resulting gain or loss is recognized in current earnings immediately unless the derivative is designated and effective as a hedging instrument, in which case the effective portion of the gain or loss is recognized and is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedging instrument affects earnings (date of sale). As part of the acquisition of PM Group, which was acquired on January 15, 2015, the Company acquired interest rate swap contracts, which manage the exposure to interest rate risk related to term loans with certain financial institutions in Italy. These contracts have been determined not to be hedge instruments under ASC 815-10. Further details of derivative financial instruments are disclosed in Notes 5 and 6 to the Company’s consolidated financial statements.

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

Inventories and Related Reserve for Obsolete and Excess Inventory. Inventories are valued at the lower of cost or net realizable value and are reduced by a reserve for excess and obsolete inventories. The estimated reserve is based upon specific identification of excess or obsolete inventories.

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

Goodwill is tested for impairment at reporting unit level (reporting segment).  For 2017, this is at the fully consolidated level excluding discontinued operations, as the Company now operates in a single business segment.  For 2016 as well as for 2015 Goodwill was tested at the three previously reported segment levels that were in effect at that time, i.e., Lifting Equipment, Equipment Distribution and ASV.  The Company’s Chief Operating Decision Maker (“CODM”) reviewed C&M and C&M Leasing operations only to determine their impact on the entire Company. As such, the Company has now concluded it is not appropriate to reflect C&M and C&M Leasing as a separate reportable segment.

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

For 2017, 2016, 2015 the Company evaluated its consolidated goodwill using the quantitative two step approach. The first step used to identify potential impairment involves comparing the reporting unit’s estimated fair value to its carrying value, including goodwill. During the first step testing, the Company evaluates goodwill for impairment using a business valuation method, which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third-party buyer. The market approach was also considered in evaluating the potential for impairment by calculating fair value based on multiples of earnings before interest, taxes, depreciation and amortization (EBITDA) of comparable, publicly traded companies. The Company also observed implied EBITDA multiples from relatively recent merger and acquisition activity in the industry, which was used to test the reasonableness of the results.

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

For 2017 and 2015, the first step did not indicate any impairment of goodwill, For 2016, the second step was necessary for the Equipment Distribution segment. This further analysis indicated that the Equipment Distribution segment goodwill was impaired and a $275 impairment charge was recognized in 2016 to fully write off the Equipment Distribution segment’s goodwill.

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

Impairment of Long Lived Assets. The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value. Future cash flow projections include assumptions for future sales levels, the impact of cost reduction programs, and the level of working capital needed to support each business. The amount of any impairment then recognized would be calculated as the difference between the estimated fair value and the carrying value of the asset. The Company did not have any impairment for the years ended December 31, 2017, 2016 and 2015.

Warranty Expense. The Company establishes reserves for future warranty expense at the point when revenue is recognized by the Company and is based on a percentage of revenues. The provision for estimated warranty claims, which is included in cost of sales, is based on sales.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss carryforwards. See Note 14 to our Consolidated Financial Statements for further details.

Comprehensive Income. Reporting “Comprehensive Income” requires reporting and displaying comprehensive income and its components. Comprehensive income includes, in addition to net earnings, other items that are reported as direct adjustments to stockholder’s equity. Currently, the comprehensive income adjustment required for the Company has two components. First is a foreign currency translation adjustment, the result of consolidating its foreign subsidiaries. The second component is a derivative instrument fair market value adjustment (net of income taxes) related to forward currency contracts designated as a cash flow hedge.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting,” (“ASU 2017-09”). ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The effective date will be the first quarter of fiscal year 2018 and early adoption is permitted. Adoption is not expected to have a material effect on the Company’s consolidated financial statements.

Except as noted above, the guidance issued by the FASB is not expected to have a material effect on the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks that exist as part of our ongoing business operations and the Company’s use of derivative financial instruments, where appropriate, to manage our foreign change risks. As a matter of policy, the Company does not engage in trading or speculative transactions. For further information on accounting policies related to derivative financial instruments, refer to Note 6 - “Derivative Financial Instruments” in our Consolidated Financial Statements.

Foreign Exchange Risk

The Company is exposed to fluctuations in foreign currency cash flows related to third-party purchases and sales, intercompany product shipments and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollar when compared to functional currencies of our major foreign subsidiaries, primarily the Euro. The Company assesses foreign currency risk based on transactional cash flows, identifies naturally offsetting positions and purchases hedging instruments to partially offset anticipated exposures. At December 31, 2017, the Company had no outstanding foreign currency exchange contracts being used to hedge future sale that would qualify as cash flow hedges.  The Company, however, has foreign currency exchange contract to sell 1.5 billion Chilean pesos.  This contract is intended to hedge an intercompany receivable that PM has from its Chilean subsidiary.   This forward currency exchange contract has been determined not to be considered a hedge under ASC 815-10, as such aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating income. At December 31, 2017, the Company performed a sensitivity analysis on the effect that exchange rate changes would have on the Company. Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to currencies outside the U.S. by 10% to amounts already incorporated in the financial statements for the year ended December 31, 2017 would have $0.1 million impact on the translation effect of foreign currency exchange rate changes already included in our reported operating income for the period.

Interest Rate Risk

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and EURIBOR.  At December 31, 2017, the Company had approximately $89.9 million of variable interest debt with average weighted average interest rate at year end of approximately 3.84%. The Company’s PM subsidiary had interest rate swaps on €0.3 million of its debt. The fair value of the interest rate swaps, which represents the cost to settle these arrangements at December 31, 2017 was approximately $0.01 million.  At December 31, 2017, the Company performed a sensitivity analysis to determine the impact that an increase in interest rates would have. Based on this sensitivity analysis, the Company has determined that an increase of 10% in our average floating interest rates at December 31, 2017 would increase interest expense by approximately $0.3 million.

Commodities Risk

Principal materials and components that the Company uses in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Extreme movements in the cost and availability of these materials and components may affect the Company’s financial performance. Changes to input costs did not have a significant effect on the Company’s operating performance in 2017. During 2017, raw materials and components were generally available to meet our production schedules and had no significant impact on 2017 revenues.

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

The financial statements of the registrant required to be included in Item 8 are listed below:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Manitex International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Manitex International, Inc. and Subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 10, 2018, expressed an adverse opinion.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2006.

/s/ UHY LLP
UHY LLP

Sterling Heights, Michigan
April 10, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Shareholders of Manitex International, Inc.

Adverse Opinion on Internal Control over Financial Reporting

We have audited Manitex International, Inc. and Subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment: (1) inadequate review of new contracts, customers and vendors (2) inadequate entity-level controls (3) insufficient controls over revenue recognition and accounting for bill and hold transactions (4) inadequate policy for inventory reserves for excess and obsolete inventory and (5) insufficient communication regarding ethics and whistleblower policies. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report dated April 10, 2018, on those financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows of the Company, and our report dated April 10, 2018, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

To the Board of Directors and

Shareholders of Manitex International, Inc.

Page Two

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ UHY LLP
UHY LLP

Sterling Heights, Michigan
April 10, 2018

MANITEX INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,
	2017	2016
ASSETS
Current assets
Cash	$5,014	$4,541
Cash - restricted	352	773
Trade receivables (net)	46,633	32,982
Other receivables	1,946	1,082
Inventory (net)	54,360	69,487
Prepaid expense and other	2,017	4,624
Current assets of discontinued operations	—	46,645
Total current assets	110,322	160,134
Total fixed assets (net)	22,038	21,839
Intangible assets (net)	31,014	30,985
Goodwill	43,569	39,669
Equity investment in ASV Holdings, Inc.	14,931	—
Other long-term assets	1,475	1,605
Deferred tax asset	1,839	545
Long-term assets of discontinued operations	—	72,177
Total assets	$225,188	$326,954
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$29,131	$26,204
Current portion of capital lease obligations	378	338
Accounts payable	35,386	33,801
Accounts payable related parties	1,331	2,098
Accrued expenses	10,070	10,278
Other current liabilities	3,132	2,150
Current liabilities of discontinued operations	—	23,631
Total current liabilities	79,428	98,500
Long-term liabilities
Revolving term credit facilities	12,893	19,957
Notes payable	26,656	32,832
Capital lease obligations	5,483	6,004
Convertible note-related party (net)	7,005	6,862
Convertible note (net)	14,310	14,098
Deferred gain on sale of building	969	1,058
Deferred tax liability	3,384	3,242
Other long-term liabilities	4,215	4,127
Long-term liabilities of discontinued operations	—	42,645
Total long-term liabilities	74,915	130,825
Total liabilities	154,343	229,325
Commitments and contingencies
Equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at December 31, 2017 and December 31, 2016	—	—
Common Stock—no par value 25,000,000 shares authorized, 16,617,932 and 16,200,294 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	97,661	94,324
Paid in capital	2,802	2,918
Retained deficit	(28,583)	(20,505)
Accumulated other comprehensive loss	(1,035)	(4,272)
Equity attributable to shareholders of Manitex International, Inc.	70,845	72,465
Equity attributable to noncontrolling interest	—	25,164
Total equity	70,845	97,629
Total liabilities and equity	$225,188	$326,954

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the years ended December 31,
	2017	2016	2015

Net revenues	$213,112	$173,197	$202,747
Cost of sales	176,266	$143,260	$160,752
Gross profit	36,846	29,937	41,995
Operating expenses
Research and development costs	2,564	2,939	3,123
Selling, general and administrative expenses	34,547	36,972	39,160
Total operating expenses	37,111	39,911	42,283
Operating loss	(265)	(9,974)	(288)
Other income (expense)
Interest expense	(6,498)	(6,390)	(6,441)
Interest expense related to write off of debt issuance costs	—	(1,439)	—
Foreign currency transaction loss	(1,149)	(1,115)	(293)
Other income (loss)	367	915	(47)
Total other expense	(7,280)	(8,029)	(6,781)
Loss before income taxes and loss in non-marketable equity interest from continuing operations	(7,545)	(18,003)	(7,069)
Income tax benefit from continuing operations	(118)	(566)	(1,943)
Income (loss) in equity investments, net of taxes	360	(5,752)	(199)
Loss from continuing operations	(7,067)	(23,189)	(5,325)
Discontinued operations: (Note 25)
(Loss) income from operations of discontinued operations (including loss on disposal of $1,302, $14,418 and $2,142 in 2017, 2016 and 2015, respectively)	(742)	(14,441)	476
Income tax (benefit) expense	(5)	37	475
(Loss) income on discontinued operations	(737)	(14,478)	1
Net loss	(7,804)	(37,667)	(5,324)
(Loss) income attributable to noncontrolling interest	(274)	574	(48)
Loss attributable to shareholders of Manitex International, Inc.	$(8,078)	$(37,093)	$(5,372)
Earnings (loss) Per Share
Basic
Loss from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.43)	$(1.44)	$(0.33)
Loss from discontinued operations attributable to shareholders of Manitex International, Inc.	$(0.06)	$(0.86)	$—
Loss attributable to shareholders of Manitex International, Inc.	$(0.49)	$(2.30)	$(0.34)
Diluted
Loss from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.43)	$(1.44)	$(0.33)
Loss from discontinued operations attributable to shareholders of Manitex International, Inc.	$(0.06)	$(0.86)	$—
Loss attributable to shareholders of Manitex International, Inc.	$(0.49)	$(2.30)	$(0.34)
Weighted average common shares outstanding
Basic	16,548,444	16,133,284	15,970,074
Diluted	16,548,444	16,133,284	15,970,074

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Year Ended December 31,
	2017	2016	2015
Net loss:	$(7,804)	$(37,667)	$(5,324)
Other comprehensive income (loss)
Foreign currency translation adjustments	3,237	1,120	(4,369)
Total other comprehensive income (loss)	3,237	1,120	(4,369)
Comprehensive loss	(4,567)	(36,547)	(9,693)
Comprehensive (income) loss attributable to noncontrolling interest	(274)	574	(48)
Total comprehensive loss attributable to shareholders of Manitex International, Inc.	$(4,841)	$(35,973)	$(9,741)

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

	For the years ended December 31,
	2017	2016	2015
Number of common shares outstanding
Balance at beginning of the year	16,200,294	16,072,100	14,989,694
Employee 2004 incentive plan grant	124,151	68,876	100,441
Repurchase to satisfy withholding and cancelled	(22,820)	(13,055)	(12,518)
Shares issued under ATM program	294,524	—	—
Stock issued in connection with asset purchase (see Note 19)	21,783	—	994,483
Shares issued to pay rent	—	41,948	—
Shares issued to repay debt	—	30,425	—
Balance end of year	16,617,932	16,200,294	16,072,100
Common Stock
Balance at beginning of the year	$94,324	$93,186	$82,040
Employee 2004 incentive plan grant	925	841	1,097
Repurchase to satisfy withholding and cancelled	(168)	(80)	(75)
Shares issued under ATM program	2,426	—	—
Stock issued in connection with asset purchase (see Note 19)	—	—	10,124
Shares issued to pay rent	154	227	—
Shares issued to repay debt	—	150	—
Balance end of year	$97,661	$94,324	$93,186
Paid in Capital
Balance at beginning of the year	$2,918	$2,630	$1,789
Equity component of Convertible debt issuance	—	—	457
Proportional share of increase in equity investments' paid in capital	11	—	—
Employee 2004 incentive plan grant	(127)	288	384
Balance end of year	$2,802	$2,918	$2,630
Retained Earnings
Balance (deficit) at beginning of the year	$(20,505)	$16,588	$21,960
Net loss attributable to shareholders of Manitex International, Inc.	(8,078)	(37,093)	(5,372)
Balance (deficit) end of year	$(28,583)	$(20,505)	$16,588
Accumulated Other Comprehensive Loss
Balance (deficit) at beginning of the year	$(4,272)	$(5,392)	$(1,023)
Gain (loss) on foreign currency translation	3,237	1,120	(4,369)
Balance (deficit) end of year	$(1,035)	$(4,272)	$(5,392)
Equity Attributable to Noncontrolling Interest
Balance at beginning of the year	$25,164	$23,288	$23,240
Investment received from noncontrolling interest	—	2,450	—
Deconsolidation of ASV	(24,890)	—	—
Net (loss) income attributable to noncontrolling interest	(274)	(574)	48
Balance end of year	$—	$25,164	$23,288

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(7,804)	$(37,667)	$(5,324)
Adjustments to reconcile net income to cash (used) provide by for operating activities:
Depreciation and amortization	5,107	6,636	6,946
Changes in allowances for doubtful accounts	20	(225)	(1)
Loss (gain) on disposal of assets	90	18	(136)
Changes in inventory reserves	1,089	333	482
Deferred income taxes	(1,509)	1,178	(2,074)
Amortization of deferred financing cost	632	1,978	669
Revaluation of contingent acquisition liability	(346)	(915)	—
Write down of goodwill	—	275	—
Amortization of debt discount	446	528	743
Change in value of interest rate swaps	(428)	(776)	(706)
Income (loss ) in equity investments	(360)	5,752	199
Share-based compensation	798	1,129	1,481
Deferred gain on sale and lease back	(9)	(124)	301
Reserves for uncertain tax provisions	49	54	60
Loss on sale of discontinued operations	1,290	14,458	1,375
Rent paid in stock	154	227	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(11,130)	1,607	14,872
(Increase) decrease in inventory	17,068	(3,828)	(6,279)
(Increase) decrease in prepaid expenses	2,641	(345)	(3,223)
(Increase) decrease in other assets	99	189	111
Increase (decrease) in accounts payable	(2,619)	(4,475)	5,713
Increase (decrease) in accrued expense	(412)	(1,165)	(875)
Increase (decrease) in other current liabilities	679	171	(658)
Increase (decrease) in other long-term liabilities	24	172	(65)
Discontinued operations - cash provided by (used for) operating activities	3,508	(3,824)	(7,239)
Net cash provided by (used for) operating activities	9,077	(18,639)	6,372

Cash flows from investing activities:

Acquisition of businesses, net of cash acquired	—	—	(13,747)
Proceeds from the sale of fixed assets	15	206	518
Purchase of property and equipment	(1,023)	(1,157)	(2,011)
Investment in intangibles other than goodwill	(65)	(97)	(233)
Proceeds from the sale of discontinued operations	12,892	19,074	6,525
Discontinued operations - cash provided by (used for) investing activities	(84)	417	(454)
Net cash provided by (used for) investing activities	11,735	18,443	(9,402)
Cash flows from financing activities:
Borrowings on 2015 term loan	—	—	14,000
Repayment of 2015 term loan	—	(2,200)	(11,800)
Net proceeds from stock offering	2,426	—	—
New borrowings—convertible notes	—	—	15,000
(Payments) Borrowing on revolving term credit facilities	(7,064)	(6,543)	(7,718)
Net borrowings (repayments) on working capital facilities	3,397	1,828	(4,274)
New borrowings—except 2015 term loan	2,600	12,892	2,446
Note payments	(16,465)	(6,678)	(6,119)
Bank fees and cost related to new financing	(50)	(1,255)	(1,274)
Shares repurchased for income tax withholding on share-based compensation	(168)	(80)	(75)
Proceeds from sale and leaseback	896	4,080	—
Payments on capital lease obligations	(1,381)	(510)	(1,446)
Discontinued operations - cash provided by (used for) financing activities	(5,058)	(4,941)	7,200
Net cash provided by (used for) financing activities	(20,867)	(3,407)	5,940
Net (decrease) increase in cash and cash equivalents	(55)	(3,603)	2,910
Effect of exchange rate changes on cash	107	2,999	(1,360)
Cash and cash equivalents at the beginning of the year	5,314	5,918	4,368
Cash and cash equivalents at end of period	$5,366	$5,314	$5,918

(See Note 15 for other supplemental cash flow information)

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Note 1. Nature of Operations

The Company is a leading provider of engineered lifting solutions. The Company operates in a single business segment.

The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries. Through its Manitex, Inc. (“Manitex”) subsidiary it markets a comprehensive line of boom trucks, truck cranes and sign cranes. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including, roads, bridges and commercial construction. Badger Equipment Company (“Badger”) is a manufacturer of specialized rough terrain cranes and material handling products. Badger primarily serves the needs of the construction, municipality and railroad industries.

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

Sabre Manufacturing, LLC, (“Sabre”) which is located in Knox, Indiana. Sabre manufactures a comprehensive line of specialized mobile tanks for liquid and solid storage and containment solutions with capacities from 8,000 to 21,000 gallons. Its mobile tanks are sold to specialized independent tank rental companies and through the Company’s existing dealer network. The tanks are used in a variety of end markets such as petrochemical, waste management and oil and gas drilling.

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

Prior to the quarter ended June 30, 2017, the Company owned a 51% interest in ASV Holdings, Inc., which was formerly known as A.S.V., LLC (“ASV Holdings”).  On May 11, 2017, in anticipation of an initial public offering, ASV Holdings converted from an LLC to a C-Corporation and the Company’s 51% interest was converted to 4,080,000 common shares of ASV Holdings.  On May 17, 2017, in connection within its initial public offering, ASV Holdings sold 1,800,000 of its own shares and the Company sold 2,000,000 shares of ASV Holdings common stock.  At December 31, 2017, the Company held a 21.2% interest in ASV Holdings, but no longer has a controlling interest in ASV Holdings.  ASV Holdings was deconsolidated during the quarter ended June 30, 2017 and is recorded as an equity investment starting with quarter ended June 30, 2017.  Financial information (related to periods before June 2017)  included in this 10-K  reflect ASV Holdings as a discontinued operation.

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

Note 2. Basis of Presentation

The consolidated financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.  ASV, PM and Columbia Tank have been included in the Company’s financial results from their respective effective date of acquisition which are December 20, 2014, January 15, 2015 and March 12, 2015, respectively. The Company owned 25% of Lift Ventures LLC (“Lift Ventures”) and accounted for it as an unconsolidated equity investment. The investment was determined to be completely impaired in 2016 and a charge of $5,647 shown on the Statement of Operations line titled “equity investments, net of tax” was taken to write the investment down to zero. See Note 26, Impairment of Lift Venture Investment, for additional details. The financial statements for all periods presented classify Load King, Liftking, CVS and ASV as discontinued operations.

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

Income and losses related to VIE’s are typically shown in a company’s financial statements as being attributed to a non-controlling interest.  Other than its transactions between SVW and the Company, SVW had no other substantial business operations.  Furthermore, the Company exercised control and absorbed all losses and received all the income from SVW operations.  Therefore, the Company has concluded that income and losses related to the VIE are attributable to the Shareholders of the Company.

The Company eliminates from the Company’s financial results all significant intercompany transactions, including the intercompany transactions with consolidated VIEs.

Cash and Cash Equivalents —For purposes of the statement of cash flows, the Company considers all short-term securities purchased with maturity dates of three months or less to be cash equivalents.

Restricted Cash—Certain of the Company’s lending arrangements require the Company to post collateral or maintain minimum cash balances in escrow. These cash amounts are reported as current assets on the balance sheets based on when the cash will be contractually released. Total restricted cash was $352 and $773 at December 31, 2017 and 2016, respectively.

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

Allowance for Doubtful Accounts —Accounts receivable are stated at the amounts the Company’s customers are invoiced and do not bear interest. The Company has adopted a policy consistent with U.S. GAAP for the periodic review of its accounts receivable to determine whether the establishment of an allowance for doubtful accounts is warranted based on the Company’s assessment of the collectability of the accounts. The Company established an allowance for bad debt of $82 and $7 at December 31, 2017 and 2016, respectively. The Company also has in some instances a security interest in its accounts receivable until payment is received.

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

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $2,380, $2,846 and $2,694, respectively.

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

Goodwill is tested for impairment at reporting unit level (reporting segment).  For 2017, this is at the fully consolidated level excluding discontinued operations, as the Company now operates in a single business segment.  For 2016 as well as for 2015 Goodwill was tested at the three previously reported segment levels that were in effect at that time, i.e., Lifting Equipment, Equipment Distribution and ASV.  The Company’s Chief Operating Decision Maker (“CODM”) reviews C&M and C&M Leasing operations only to determine their impact on the entire Company. As such, the Company has now concluded that it is not appropriate to reflect C&M and C&M Leasing as a separate reportable segment.

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

For 2017, 2016, 2015 the Company evaluated its consolidated goodwill using the quantitative two step approach. The first step used to identify potential impairment involves comparing the reporting unit’s estimated fair value to its carrying value, including goodwill. During the first step testing, the Company evaluates goodwill for impairment using a business valuation method, which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a historical third-party buyer. The market approach was also considered in evaluating the potential for impairment by calculating fair value based on multiples of earnings before interest, taxes, depreciation and amortization (EBITDA) of comparable, publicly traded companies. The Company also observed implied EBITDA multiples from relatively recent merger and acquisition activity in the industry, which was used to test the reasonableness of the results.

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

For 2017 and 2015, the first step did not indicate any impairment of goodwill, For 2016, the second step was necessary for the Equipment Distribution segment. This further analysis indicated that the Equipment Distribution segment goodwill was impaired and a $275 impairment charge was recognized in 2016 to fully write off the Equipment Distribution segment’s goodwill.

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

Impairment of Long Lived Assets —The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value. Future cash flow projections include assumptions for future sales levels, the impact of cost reduction programs, and the level of working capital needed to support each business. The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset. The Company did not have any impairment for the years ended December 31, 2017, 2016 and 2015.

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

Credit Risk Concentrations — Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, trade receivables and payables. The Company maintains its cash balances principally at a bank located in Chicago, Illinois as well as several separate Italian banks. At December 31, 2017 and 2016, the Company had uninsured balances of $5,116 and $3,755, respectively. Revenues for the year ended December 31, 2017 included one customer, Rush Truck Center that represented approximately 12.0% of total revenue.  No other customer represented more than 10% of revenues for the year ended December 31, 2017. In 2016 and 2015, no one customer accounted for 10% or more of total company’s revenues.

For the years ended December 31, 2017 and 2016, no customers accounted for 10% or more of total Company’s accounts receivable.

For 2017, 2016 and 2015 purchases from any single supplier did not exceed 10% of total purchases.

Research and Development Expenses— The Company expenses research and development costs, as incurred. For the periods ended December 31, 2017, 2016 and 2015 expenses were $2,564, $2,939 and $3,123, respectively.

Advertising —Advertising costs are expensed as incurred and were $994, $950 and $830 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Sale and Leaseback —In accordance with ASC 840-40 Sales-Leaseback Transactions, the Company has recorded deferred gain in relationship to the sale and leaseback of one of the Company’s operating facilities and on certain equipment.   As such, the gains have been deferred and are being amortized on a straight line basis over the life of the leases.

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

Note 4. Earnings per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of restricted stock units. Details of the calculations are as follows:

	For the Years Ended December 31,
	2017	2016	2015
Net (loss) income attributable to shareholders of Manitex International, Inc.
Loss from continuing operations	$(7,067)	$(23,189)	$(5,325)
Discontinued operations:
Income (loss) from operations of discontinued operations, net of income taxes	553	(20)	1,376
(Loss) income attributable to noncontrolling interest	(274)	574	(48)
Income from operations of discontinued operations,net of income taxes attributable to shareholders of Manitex International, Inc.	279	554	1,328
Loss on sale of discontinued operations, net of income taxes	(1,290)	(14,458)	(1,375)
Loss from discontinued operations attributable Shareholders of Manitex International, Inc.	(1,011)	(13,904)	(47)
Loss attributable to shareholders of Manitex International, Inc.	$(8,078)	$(37,093)	$(5,372)
(Loss) earnings per share
Basic
Loss from continuing operations attributable to shareholders' of Manitex International, Inc.	$(0.43)	$(1.44)	$(0.33)
Earnings (loss) from operations of discontinued operations attributable to shareholders of Manitex International, Inc., net of income taxes	$0.02	$0.03	$0.08
Loss on sale of discontinued operations attributable to shareholders of Manitex International, Inc., net of income taxes	$(0.08)	$(0.90)	$(0.09)
Loss attributable to shareholders of Manitex International, Inc.	$(0.49)	$(2.30)	$(0.34)
Diluted
Loss from continuing operations attributable to shareholders' of Manitex International, Inc.	$(0.43)	$(1.44)	$(0.33)
Loss from operations of discontinued operations attributable to shareholders of Manitex International, Inc., net of income taxes	$0.02	$0.03	$0.08
Loss on sale of discontinued operations attributable to shareholders of Manitex International, Inc., net of income taxes	$(0.08)	$(0.90)	$(0.09)
Loss attributable to shareholders of Manitex International, Inc.	$(0.49)	$(2.30)	$(0.34)
Weighted average common shares outstanding
Basic	16,548,444	16,133,284	15,970,074
Diluted
Basic	16,548,444	16,133,284	15,970,074
Dilutive effect of warrants	—	—	—
Dilutive effect of restricted stock units	—	—	—
	16,548,444	16,133,284	15,970,074

There are 204,072; 342,004 and 118,773 restricted stock units which are anti-dilutive and therefore are not included in the average number of diluted shares shown above for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The following is a summary of items that the Company measured at fair value during the periods:

	Fair Value at December 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
PM contingent liabilities	$—	$—	$—	$—
Valla contingent consideration	—	—	220	220
Forward currency exchange contracts	—	213	—	213
Interest rate swap contracts	—	6	—	6
Total liabilities at fair value	$—	$219	$220	$439

	Fair Value at December 31, 2016
Liabilities:	Level 1	Level 2	Level 3	Total
Forward currency exchange contracts	$—	$159	$—	$159
Interest rate swap contracts	—	405	—	405
PM contingent liabilities	—	—	316	316
Valla contingent consideration	—	—	193	193
Total liabilities at fair value	$—	$564	$509	$1,073

	Fair Value Measurements Using Significant Unobservable Inputs (level 3)
Liabilities:	PM Contingent Liability	Valla Contingent Consideration	Total
Balance at December 31, 2016	$316	$193	$509
Effect of change in exchange rates	—	27	$27
Change in fair value during the period	(316)	—	(316)
Balance at December 31, 2017	$—	$220	$220

In 2016, the fair value of PM Contingent Liability a Level III items was based on an option pricing framework more specifically a Monte Carlo simulation.  The original fair value of Valla contingent consideration was also determined was using an option pricing framework more specifically a Monte Carlo simulation at the acquisition date.

In 2017, the Company qualitatively evaluated the PM contingent liability.  During 2017, the Company determined that based on 2017 expected EBITDA there was virtual certainty that no payment would be required and determined that there was no liability.  Final 2017 EBITDA did not meet the threshold for a payment.

The Company has qualitatively evaluated the Valla contingent liability from the date of acquisition.

The carrying value of the amounts reported in the Consolidated Balance Sheets for cash, accounts receivable, accounts payable and short-term variable debt, including any amounts outstanding under the Company’s revolving credit facilities and working capital borrowing, approximate fair value due to the short periods during which these amounts are outstanding.

The book and fair value of the Company’s term debt was $29,629 and $29,629 for the year ended December 31, 2017, respectively, and $39,765 and $39,765 for the year ending December 31, 2016, respectively. The book and fair value of the Company’s capital leases was $5,861 and $7,679 for the year ended December 31, 2017, respectively and $6,342 and $8,386 for the year ending December 31, 2016, respectively. There is no difference between the book value and the fair value for amount recorded in connection with a long-term legal settlement, which was $890 and $926 for the years ending December 31, 2017 and 2016, respectively.

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

Forward Currency Contracts

When the Company receives a significant order in other than the operating unit’s functional currency, management may evaluate different options that are available to mitigate future currency exchange risks. The decision to hedge future sales is not automatic and is decided case by case. The Company only uses hedge instruments to hedge firm existing sales orders and not estimated exposure, when management determines that exchange risks exceed desired risk tolerance levels. The forward currency contracts used to hedge future sales are designated as cash flow hedges under ASC 815-10 provided certain criteria are met.   For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (date of sale). Gains or losses on cash flow hedges when recognized into income are included in net revenues. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The Company expects minimal ineffectiveness as the Company has hedged only firm sales orders and has not hedged estimated exposures.  As of December 31, 2017, the Company had no outstanding forward currency contracts that were in place to hedge future sales. Therefore, there are currently no unrealized pre-tax gains or loss which will reclassified from other comprehensive income into earnings during the next 12 months.

In addition, the Company enters into forward currency exchange contracts in relationship such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. The forward currency exchange contracts that the Company has to offset existing assets and liabilities denominated in other than the reporting units’ functional currency have been determined not to be considered a hedge under ASC 815-10. The Company records at the balance sheet date the forward currency exchange contracts at its market value with any associated gain or loss being recorded in current earnings. Both realized and unrealized gains and losses related to forward currency contracts are included in current earnings and are reflected in the Statement of Income in the other income expense section on the line titled foreign currency transaction gains (losses). Items denominated in other than a reporting unit functional currency include certain intercompany receivables due from the Company’s Italian subsidiaries and accounts receivable and accounts payable of our Italian subsidiaries and their subsidiaries

PM Group has an intercompany receivable denominated in Euros from its Chilean subsidiary.  At December 31, 2017, the Company had entered into a forward currency exchange contract that matures on January 29, 2018.  Under the contract the Company is obligated to sell 1,500,000 Chilean pesos for 2,084 euros. The purpose of the forward contract is to mitigate the income effect related to this intercompany receivable that results with a change in exchange rate between the Euro and the Chilean peso.

Interest Rate Swap Contracts

The Company uses financial instruments available on the market, including derivatives, solely to minimize its cost of borrowing and hedge the risk of interest rate and exchange rate fluctuation. In January 2009, prior to the January 15, 2015 acquisition date, PM Group entered into contracts in order to hedge the interest rate risk related to its term loans.

A contract was signed by PM Group, for an original notional amount of € 482 (€ 579 at December 31, 2017), maturing on October 1, 2020 with interest paid monthly.   PM pays interest at a rate of 3.90% and receives from the counterparties interest at the “Euribor” rate for the period in question if greater than 0.90%.

As of December 31, 2017, the Company had the following forward currency contracts and interest rate swaps:

Nature of Derivative	Currency	Amount	Type
Forward currency sales contracts	Chilean peso	1,500,000	Not designated as hedge instrument
Interest rate swap contracts	Euro	482	Not designated as hedge instrument

The following table provides the location and fair value amounts of derivative instruments that are reported in the Consolidated Balance Sheet as of December 31, 2017 and 2016:

Total derivatives not designated as a hedge instrument

		Fair Value
		As of December 31,
	Balance Sheet Location	2017	2016
Liabilities Derivatives
Foreign currency Exchange Contracts	Accrued expense	$213	$159
Interest rate swap contracts	Notes payable-Short term	6	405
Total derivative liabilities		$219	$564

The following tables provide the effect of derivative instruments on the Consolidated Statement of Income for 2017, 2016 and 2015:

Derivatives not designated as Hedge Instrument	Location of gain or (loss) recognized in Income Statement	Years ended December 31,
		2017	2016	2015
Forward currency contracts	Foreign currency transaction gains (losses)	$15	$(483)	$395
Forward currency contracts	Loss from operations of discontinued operations	—	54	(430)
Interest rate swap contracts	Interest expense	1	(41)	(56)
Total derivatives (loss) gain		$16	$(470)	$(91)

During 2017, 2016 and 2015, there were no forward currency contracts designated as cash flow hedges.  As such, all gains and loss related to forward currency contracts during 2017 and 2016 were recorded in current earnings and did not impact other comprehensive income.

Note 7. Inventory

The components of inventory at December 31, are summarized as follows:

	2017	2016
Raw materials and purchased parts	$35,205	$35,855
Work in process	4,513	4,231
Finished goods and replacement parts	14,642	29,401
Inventories, net	$54,360	$69,487

The Company has established reserves for obsolete and excess inventory of $3,462 and $1,886  as of December 31, 2017 and 2016, respectively.

Note 8. Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31:

	2017	2016
Land	$4,396	$3,939
Buildings	14,370	13,331
Machinery and equipment	13,070	10,871
Furniture and fixtures	311	465
Leasehold improvements	996	814
Computer software & equipment	1,343	1,246
Motor vehicles	413	392
Construction in progress	60	54
Totals	34,959	31,112
Less: accumulated depreciation	(12,921)	(9,273)
Net property and equipment	$22,038	$21,839

Depreciation expense was $2,380 (net of $80 amortization of deferred gain on building), $2,846 (net of $106 amortization of deferred gain on building), and $2,694 (net of $281 amortization of deferred gain on building) in 2017, 2016 and 2015, respectively. See Note 12 for information regarding capital leases.

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

Intangible assets were comprised of the following as of December 31:

	2017	2016	Useful Lives
Patented and unpatented technology	$18,458	$17,409	10 years
Amortization	(12,011)	(11,004)
Customer relationships	23,837	22,444	5-20 years
Amortization	(9,907)	(7,870)
Trade names and trademarks	12,724	11,892	25 years - Indefinite
Amortization	(2,090)	(1,894)
Non-competition agreements	50	50	2-5 years
Amortization	(47)	(42)
Customer backlog	370	370	< 1 year
Amortization	(370)	(370)
Total Intangible assets	$31,014	$30,985

Amortization expense was $2,727, $3,790 and $4,184 for the periods ended December 31, 2017, 2016 and 2015, respectively.

Estimated amortization expense for the next five years and subsequent is as follows:

Amount
2018	$3,054
2019	2,905
2020	2,860
2021	2,853
2022	2,826
And subsequent	8,622
Total intangibles currently to be amortized	23,120
Intangibles with indefinite lives not amortized	7,894
Total intangible assets	$31,014

Changes in the Company’s goodwill are as follows:

Goodwill
Balance December 31, 2015	$40,758
Goodwill impairment	(275)
Effects of change in exchange rate	(814)
Balance December 31, 2016	$39,669
Effects of change in exchange rate	3,900
Balance December 31, 2017	$43,569

Note 10. Accrued Expenses

	As of December 31,
	2017	2016
Accrued payroll	$1,198	$914
Accrued employee benefits	1,317	1,215
Accrued bonuses	180	401
Accrued vacation expense	1,214	979
Accrued interest	414	1,753
Accrued commissions	560	351
Accrued expenses—other	2,045	1,052
Accrued warranty	2,030	1,568
Accrued taxes other than income taxes	969	1,950
Accrued product liability and workers compensation claims	143	95
Total accrued expenses	$10,070	$10,278

Note 11. Revolving Term Credit Facilities and Debt

U.S.  Credit Facilities

At December 31, 2017, the Company and its U.S. subsidiaries have a Loan and Security Agreement, as amended, (the “Loan Agreement”) with CIBC Bank USA (“CIBC”).  The Loan Agreement provides a revolving credit facility with a maturity date of July 20, 2019.   The aggregate amount of the facility is $25,000.

The maximum borrowing available to the Company under the Loan Agreement is limited to: (1) 85% of eligible receivables; plus (2) 50% of eligible inventory valued at the lower of cost or market subject to a $17,500 limit; plus (3) 80% of eligible used equipment, as defined, valued at the lower of cost or market subject to a $2,000 limit.  At December 31, 2017, the maximum the Company could borrow based on available collateral was $22,386.  At December 31, 2017, the Company had borrowed $12,893 under this facility. The Company’s collateral is subject to a $5,000 reserve until the Fixed Charge Coverage ratio exceeds 1.10 to 1.00.  The indebtedness under the Loan Agreement is collateralized by substantially all of the Company’s assets, except for the assets of certain of the Company’s subsidiaries.

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

The underlying reference rate for our base rate borrowings at December 31, 2017 was 5.5%.  At December 31, 2017, the Company had four outstanding advances with interest tied to LIBOR.  The contracts had underlying LIBOR rates of 4.49%.  In addition, CIBC assesses a 0.50% unused line fee that is payable monthly.

The Loan Agreement subjects the Company and its domestic subsidiaries to an Adjusted EBITDA covenant (as defined). The quarterly EBITDA covenant (as defined) are $(1,000) for the quarter ended at March 31, 2017, $0 for the quarter ended June 30, 2017, and $2,000 for all quarters starting with the quarter ended September 30, 2017 through the end of the agreement. Additionally, the Company and its domestic subsidiaries are subject to a Fixed Charge Coverage ratio of 1.05 to 1.00 measured on an annual basis beginning December 31, 2017, followed by a Fixed Charge Coverage ratio of 1.15 to 1.00 measured quarterly starting March 31, 2018 (based on a trailing twelve-month basis) through the term of the agreement.  The Loan Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, pay dividends or make distributions, repurchase stock, in each case subject to customary exceptions for a credit facility of this size.      The Company received a waiver related to non-compliance with certain covenants and defaults under its U.S. credit facilities.

The Loan Agreement has a Letter of Credit facility of $3,000, which is fully reserved against availability.

Notes Payable – SVW

At December 31, 2016, SVW had five loans outstanding with four financial institutions.  The Company was not a loan party but had included the debt associated with these loans in its consolidated financial statements as SVW was determined to be a VIE that required consolidation (see Note 3).  SVW obtained financing using cranes that were included in the Company’s inventory as collateral because of SVW's status as a VIE.  The funds borrowed by SVW been have remitted to the Company.  The finance companies that held the loans had a perfected security interest in the inventory and therefore had recourse against this specific inventory.  For accounting purposes, the Company did not recognize a sale and continued to include these cranes in its inventory, until sold to third parties.   However, the finance companies had taken legal title to the Cranes used as collateral for the borrowings.   The Company had entered into agreements to repurchase the Cranes from the lenders in the event that SVW defaulted on any of these loans.  Additionally, the SVW debt was also effectively guaranteed by the Company pursuant to certain related agreements.  At December 31, 2016, the four financial institutions in aggerate were owed $11,218.  During 2017, the Company borrowed an additional $233 from one of the financial institutions.

All the SVW loans were repaid in full before December 31, 2017.

Note Payable—Bank

At December 31, 2017, the Company has a $626 term note payable to a bank. The Company is required to make eleven monthly payments of $35 that began on October 1, 2017 and a $182 payment in January and February 2018. The note dated October 1, 2017 had an original principal amount of $719 and an annual interest rate of 5.26%. Proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest in the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums.

Note Payable—Winona Facility Purchase

At December 31, 2017, Badger has balance on note payable to Avis Industrial Corporation of $466.  Badger is required to make 60 monthly payments of $10 that began on August 1, 2017.  The note dated July 26, 2017, had an original principal amount of $500 and annual interest rate of 8.00%.  The note is guaranteed by the Company.

Notes Payable —Terex

At December 31, 2016, the Company had note payable to Terex Corporation with a balance of $1,594. The note was paid in full before December 31, 2017.

PM Group Short-Term Working Capital Borrowings

At December 31, 2017, PM Group had established demand credit and overdraft facilities with seven Italian banks and seven banks in South America. Under the facilities, PM Group can borrow up to approximately €26,260 ($31,570) for advances against invoices, and letter of credit and bank overdrafts. Interest on the Italian working capital facilities is charged at the 3-month or 6-month Euribor plus 200 basis points, while interest on overdraft facilities is charged at the 3 month Euribor plus 350 basis points. Interest on the South American facilities is charged at a flat rate of points for advances on invoices ranging from 10% - 32%.

At December 31, 2017, the Italian banks had advanced PM Group €17,931 ($21,556), at variable interest rates, which currently range from 1.42% to 1.67%. At December 31, 2017, the South American banks had advanced PM Group €2,515 ($3,024). Total short-term borrowings for PM Group were €20,446 ($24,580) at December 31, 2017.

PM Group Term Loans

At December 31, 2017, PM Group has a €9,609 ($11,552) term loan with two Italian banks, BPER and Unicredit. The term loan is split into three separate notes and is secured by PM Group’s common stock.  Debt issuance costs offset against these term loans totaled €341 ($410) at December 31, 2017.

The first note has an outstanding principal balance of €3,528 ($4,242), is charged interest at the 6-month Euribor plus 236 basis points, effective rate of 2.09% at December 31, 2017. The note is payable in semi-annual installments beginning June 2017 and ending December 2021. The second note has an outstanding principal balance of €3,922 ($4,715), is charged interest at the 6-month Euribor plus 286 basis points, effective rate of 2.59% at December 31, 2017. The note is payable in semi-annual installments beginning June 2017 and ending December 2021. The third note has an outstanding principal balance of €2,500 ($3,005) and is non-interest bearing. The note is payable in semi-annual installments beginning June 2016 and ending December 2017 and a final balloon payment in December 2022.

An adjustment in the purchase accounting to value the non-interest bearing debt at its fair market value was made. At January 15, 2015 it was determined that the fair value of the debt was €1,460 or $1,562 less than the book value. This reduction is not reflected in the above descriptions of PM debt. This discount is being amortized over the life of the debt and being charged to interest expense. As of December 31, 2017 the remaining balance was €625 or $751 and has been offset to the debt.

PM Group is subject to certain financial covenants as defined by the debt restructuring agreement with BPER and Unicredit including maintaining (1) Net debt to EBITDA, (2) Net debt to equity, and (3) EBITDA to net financial charges ratios. The covenants are measured on a semi-annual basis. PM Group was not in compliance with these covenants at December 31, 2017.

Subsequent to December 31, 2017, the Company entered into a debt restructuring agreement as disclosed in Note 27, which modified the terms of the above disclosed debt as follows:

•	The notes are being charged interest at 3.5%;
•	The term loan is now split into two separate tranches totaling €7,449 ($8,956) and €3,002 ($3,609);
•	The first tranche is payable in annual installments of principal €958 for 2019, €991 for 2020, €1,026 for 2021, €1,062 for 2022, €1,099 for 2023, €1,137 for 2024, and €1,177 for 2025;
•	The second tranche is payable in a single payment of €3,002 in 2026; and
•	The effect of PM not meeting its December 31, 2017 financial covenants was cured by the debt restructuring agreement.

At December 31, 2017 PM Group has unsecured borrowings with four Italian banks totaling €13,015 ($15,647). Interest on the unsecured notes is charged at the 3-month Euribor plus 250 basis points, effective rate of 2.17% at December 31, 2017. Principal payments are due on a semi-annual basis beginning June 2019 and ending December 2021. Accrued interest on these borrowings through the date of acquisition at January 15, 2015, totaled €358 ($430) and is payable in semi-annual installments beginning June 2019 and ending December 2019.

Subsequent to December 31, 2017, the Company entered into a debt restructuring agreement as disclosed in Note 27, which modified the terms of the above disclosed unsecured borrowings as follows:

•	The unsecured notes are charged interest at 3.5%;
•	€450 of the remaining €900 principal was forgiven, with the remaining principal payment of €450 plus accrued interest of €358 being payable during the six months ending December 31, 2018; and
•	Annual payments of €1,731 are payable beginning in 2019 and ending in 2025.

At December 31, 2017 Autogru PM RO, a subsidiary of PM Group, has two notes. The first note is payable in 60 monthly principal installments of €8 ($10), plus interest at the 1-month Euribor plus 300 basis points, effective rate of 3.00% at December 31, 2017, maturing October 2020. At December 31, 2017, the outstanding principal balance of the note was €288 ($346). The second new note is payable in three instalment of €6 ($7) starting from October 2017 and ending in December 2017, three installments of €9 ($11) starting from January 2018 and ending in March 2018 and one final installment of €395 ($475) in March 2018. The note is charged interest at the 1-month Euribor plus 250 basis points, effective rate of 2.50% at December 31, 2017. At December 31, 2017, the outstanding principal balance of the note was €422 ($507).

PM has interest rate swaps with a fair market value at December 31, 2017 of €5 ($6) which has been included in debt.

At December 31, 2017 PM Argentina Sistemas de Elevacion, a subsidiary of PM Group has two notes. The first note is payable in one balloon payment in April 2018. At December 31, 2017, the outstanding balance of the note was €154 ($185) plus interest at 29%. The second new note is payable in five quarterly installments of €79 ($95) starting from April 2018 and ending in April 2019, the note is charged interest at 28.50% at December 31, 2017. At December 31, 2017, the outstanding principal balance of the note was €397 ($478).

Valla Short-Term Working Capital Borrowings

At December 31, 2017, Valla had established demand credit and overdraft facilities with three Italian banks. Under the facilities, Valla can borrow up to approximately €1,343 ($1,615) for advances against orders, invoices and bank overdrafts. Interest on the Italian working capital facilities is charged at a flat percentage rate for advances on invoices and orders ranging from 2% - 5%. At December 31, 2017, the Italian banks had advanced Valla €824 ($991).

Valla Term Loans

At December 31, 2017, Valla has a term loan with Carisbo.  The note is payable in quarterly principal installments beginning on October 30, 2017 of €8 ($10), plus interest at the 3-month Euribor plus 470 basis points, effective rate of 4.37% at December 31, 2017. The note matures on January 2021. At December 31, 2017, the outstanding principal balance of the note was €102 ($123).

Schedule of Debt Maturities

Scheduled annual maturities of the principal portion of debt outstanding at December 31, 2017 in the next five years and the remaining maturity in aggregate are summarized below. Amounts shown include the debt described above in this footnote and the convertible notes disclosed in Note 13—Convertible Notes at their face amount of $22,500.

	North America	Italy	Total
2018	$714	$28,417	$29,131
2019	12,988	3,390	16,378
2020	7,602	3,411	11,013
2021	15,111	3,323	18,434
2022	69	3,356	3,425
Thereafter	—	13,954	13,954
	36,484	55,851	92,335
Interest rate swaps	—	6	6
Debt discount related to non-interest bearing debt	—	(751)	(751)
Debt issuance cost	(294)	(410)	(704)
Debt discounts related to convertible notes	(891)	—	(891)
Total	$35,299	$54,696	$89,995

Note 12. Leases

Capital leases

Georgetown facility

The Company leases its Georgetown facility under capital lease that was amended and extended on September 1, 2015.  The amended lease expires on April 28, 2028. The monthly rent is currently $66 and is increased by 3% annually on September 1 during the term of the lease.

The present value of the future minimum lease payments (including the annual increase) was determined using a 12.5% discount rate (the discount rate used to record the original lease which was signed in April 2006).  At December 31, 2017, the outstanding capital lease obligation is $5,189.

Equipment

The Company has entered into a lease agreement with a bank pursuant to which the Company is permitted to borrow 100% of the cost of new equipment with 49 month repayment periods, respectively. At the conclusion of the lease period, for each piece of equipment the Company is required to purchase that piece of leased equipment for one dollar.

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

The following is a summary of amounts financed under equipment capital lease agreements:

	Amount Borrowed	Repayment Period	Amount of Monthly Payment	Balance As of December 31, 2017
New equipment	$896	49	$18	$658

Future Minimum Lease Payments are:

Years	Operating Leases	Capital Leases
2018	$1,762	$1,026
2019	1,453	1,055
2020	1,453	1,055
2021	86	902
2022	86	902
Subsequent	0	5,302
Total Minimum Lease Payments	$4,840	10,242
Less: imputed interest		(4,381)
Present value of minimum lease payment		$5,861
Less: current portion		(378)
Long-term capital lease obligations		$5,483

Capital Items—as of or for the year ended December 31, 2017	Cost	Accumulated Depreciation	Depreciation Expense	Interest Expense
Building—Georgetown, TX	$4,881	$894	$382	$657
Other Capitalized leases	896	—	—	10
Totals	$5,777	$894	$382	$667

Capital Items—as of or for the year ended December 31, 2016	Cost	Accumulated Depreciation	Depreciation Expense	Interest Expense
Building—Georgetown, TX	$4,881	$512	$385	$670
Land & Building—Winona, MN	1,700	424	57	—
Other Capitalized leases	1,166	—	—	33
Totals	$7,747	$936	$442	$703

Sales and Leaseback—In accordance with ASC 840-40 Sales- Leaseback Transaction, at December 31, 2017 and 2016, the Company has deferred gain of $969 and $1,058, respectively, related to the sale and leaseback of Georgetown operating facilities and certain equipment. The deferred gain is being amortized over the life of the leases which reduces depreciation expense $80 annually through April 2028 and will also increase revenue by $37 for the next four years.

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

The Company has the option to purchase the building by giving the landlord written notice at any time prior to the date that is 180 days prior to the expiration of the lease or any extension period. The landlord can require the Company to purchase the building if a change of Control Event, as defined in the lease, occurs by giving written notice to the Company at any time prior to the date that is 180 days prior to the expiration of the lease or any extension period. The purchase price, regardless whether the purchase is initiated by the Company or the landlord, will be the Fair Market Value as of the closing date of said sale. Rent expense for the current and former Bridgeview facility was $263, $259 and $256 for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company leases its Knox, Indiana facility under two operating leases. The leases which expire on August 19, 2020, currently provides for monthly rent of $11 and $3, respectively. The leases contain a rental escalation clause under which annual rent is increased during the lease term by the lesser of the increase in the Consumer Price Increase or 2.0%. The Company is also responsible for all the associated operations expenses, including insurance, property taxes, and repairs. The Company has an option to extend the leases for an additional five year period. The Company has the right to purchase the facility at a negotiated price any time during the lease period. If the parties are unable to agree on purchase price, the purchase price under the terms of the lease will be the average of two appraisals of the premises performed by independent third-party appraisers, one selected by the landlord and one selected by the Company. Total rent expense related to the leases was $163, $163 and $163 for the year ended December 31, 2017, 2016 and 2015, respectively.

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

Lease Inception	Lease Term	Monthly Payment	Residual Value
December 29, 2015	60 months	$15	$173
January 19, 2016	60 months	37	639
February 5, 2016	60 months	49	642
		$101	$1,454

At December 31, 2017, PM leases forklifts under three operating leases.  Two of the leases which expire on February 28, 2023 provide for monthly rental payments of $2 and $4 respectively.  Another lease which expires on April 30, 2020, provides for monthly rental payments of $8.

Additionally, PM leases automobiles for a number of its employees.  The leases expire at various times between 2018 and  2021.  Currently, the aggregate monthly rent is approximately $20.  Future monthly rents will change as leases expire and new leases are executed.

The Company has various operating equipment leases with monthly payments of  $4 with various expiration dates through 2020.  Total rent expense under these additional leases was $107, $154 and $125 for the years ended December 31, 2017, 2016 and 2015.

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

As of December 31, 2017, the note had a remaining principal balance of $7,005 and an unamortized discount of $495. The difference between this amount and the amount initially recorded represents $398 of discount amortization.

The Terex agreement included obligations on the part of the Company to timely file with the SEC its reports that are required to be filed pursuant to the Exchange Act.  The Company has obtained waivers from Terex with respect to any breaches, defaults or events of default that may have been or may be triggered in connection with the Company’s failure to timely file its reports with the SEC.  See Note 27, Subsequent Events for additional details.

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
$15,000

Additionally, in connection with the transaction a $257 deferred tax liability was established and was recorded as a deduction to paid in capital. The deferred tax liability was recognized as the excess of the principal amount being amortized and charged to interest expense and is not tax deductible.

As of December 31, 2017, the note had a remaining principal balance of $14,604 (less $294 debt issuance for a debt $14,310) and an unamortized discount of $396. The difference between this amount and the amount initially recorded represents $318 of discount amortization.

The Perella agreements included obligations on the part of the Company to timely file with the SEC its reports that are required to be filed pursuant to the Exchange Act.  The Company has obtained waivers from the Holders with respect to any breaches, defaults or events of default that may have been or may be triggered in connection with the Company’s failure to timely file its reports with the SEC.  See Note 27, Subsequent Events for additional details.

Note 14. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted into law. The Act makes comprehensive changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%, changes to the rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, immediate expensing of certain qualified property, creation of a new limitation on deductible interest expense, repeal of the U.S. corporate minimum tax (“AMT”), and changes in the manner in which international operations are taxed in the U.S. Although the majority of the changes resulting from the Act are effective beginning in 2018, U.S. GAAP requires that certain impacts of the Act be recognized in the income tax provision in the period of enactment.

In response to the enactment of the Act, the SEC issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the tax effects of the Act. SAB 118 provides a measurement period that should not extend beyond one year from the Act enactment date for companies to complete the accounting under ASC 740. To the extent that a company’s accounting for certain income tax effects of the Act is incomplete but is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

In connection with the enactment of the Act, during the fourth quarter of 2017, we recorded a provisional increase in our net U.S. deferred tax asset by approximately $0.4 million. The remeasurement of our U.S. deferred tax asset at the reduced U.S. federal corporate tax rate of 21% was mainly offset by a reduction in the valuation allowance. The increase in our net deferred tax asset of $.4 million is primarily attributed to deferred tax liabilities related to indefinite lived intangible assets that became available as a source of taxable income to offset existing deferred tax assets due to the modification providing for the indefinite carryforward of net operating losses arising in tax years beginning after December 31, 2017 and the recognition of refundable alternative minimum tax credits as provided for in the Act.

The Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries. As a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued are now subject to U.S. tax. In accordance with the guidelines provided by the Act, we have aggregated the estimated untaxed foreign earnings and profits and utilized participation exemption deductions in arriving at a provisional taxable income inclusion.  The Company recorded a provisional amount for the one-time transition tax liability for all of its foreign subsidiaries resulting in an income tax expense of approximately $.5 million, which is offset by a reduction in the valuation allowance.  Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest these earnings indefinitely outside the U.S.

The Company has not made a policy election with respect to the income tax effects of the new GILTI provision. Under US GAAP, companies can either account for taxes on GILTI as a current period expense or recognize deferred taxes when basis differences exist that are expected to affect the amount of GILTI inclusion upon reversal. Due to the complexity of these new tax rules, we are continuing to evaluate the potential impact on the U.S. taxation of foreign operations. In accordance with SAB 118, we have not included an estimate of the tax expense/benefit related to GILTI for the period ended December 31, 2017.

While we are able to make a reasonable estimate of the impact of the reduction in the U.S. federal corporate tax rate, the provisional amounts could change for a variety of factors, including but not limited to, (i) anticipated guidance from the U.S. Department of Treasury about implementing the Act, (ii) potential additional guidance from the Securities and Exchange Commission related to the Act, and (iii) the Company’s further assessment of the Act and related regulatory guidance.

The determination of the taxable inclusion related to the deemed repatriation of accumulated foreign earnings requires further analysis regarding the amount and composition of the Company’s untaxed earnings and profits which is expected to be complete in the second half of 2018.

We are continuing to evaluate the Act and its requirements, as well as its application to our business and its impact on our effective tax rate.

Information pertaining to the Company’s income before income taxes from continuing operations is as follows:

	Years ended December 31,
	2017	2016	2015
Income (loss) before income taxes:
Domestic	$(6,289)	$(24,795)	$(7,072)
Foreign	(896)	1,040	(196)
Total net loss from continuing operations before income taxes	$(7,185)	$(23,755)	$(7,268)

Information pertaining to the Company’s provision (benefit) for income taxes for continuing operations is as follows:

	Years ended December 31,
	2017	2016	2015
Provision (benefit) for income taxes:
Current:
Federal	$262	$(2,033)	$(1,644)
State and local	79	(27)	80
Foreign	448	(310)	687
	789	(2,370)	(877)
Deferred:
Federal	(389)	(136)	(369)
State and local	(954)	1,163	(110)
Foreign	436	777	(587)
	(907)	1,804	(1,066)
Total provision (benefit) for income taxes	$(118)	$(566)	$(1,943)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2017	2016
Deferred tax assets:
Accrued expenses	$1,092	$1,084
Inventory	2,046	2,830
Other liabilities	432	641
Deferred gain	245	464
Net operating loss carryforwards	7,463	4,570
Tax credit carryforwards	1,271	1,434
Capital loss carryforwards	188	—
Unrealized foreign currency loss	137	317
Investment in Partnerships	—	262
Interest expense	2,026	1,625
Restructuring cost	559	736
Property, plant and equipment	1,240	948
Total deferred tax asset	16,699	14,911
Deferred tax liabilities:
Intangibles	10,077	8,266
Discount on convertible notes	200	418
Deferred State Income Tax	386	598
Investments	176	—
Total deferred tax liability	10,839	9,282
Valuation allowance	(7,405)	(8,326)
Net deferred tax liability	$(1,545)	$(2,697)

In assessing the realizability of deferred tax assets, we evaluate whether it is more likely than not (more than 50%) that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. We assess all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. We have cumulative domestic losses for the three year period ending December 31, 2017, which is considered to be a significant piece of negative evidence.

Based on these factors, most notably the three year cumulative loss, the Company maintains a valuation allowance against the majority of its U.S. net deferred tax asset. The Company has determined that its AMT credit carryforward of $0.1 million and Texas Margin Tax Credit carryforward of $1.1 million are realizable. With the elimination of the U.S. corporate alternative minimum tax (“AMT”), the Act provides for a refund of AMT credit carryforwards. Irrespective of the Act, we released the remaining valuation allowance attributable to the Texas Margin Tax Credit, as the Company is a taxpayer, and based on an increasing business presence in the jurisdiction, we expect to utilize the credit carryforward prior to its expiration. Accordingly, we released the remaining valuation allowance and recognized a tax benefit in 2017 of approximately of $0.9 million in continuing operations.

As of December 31, 2017, the Company had U.S. federal and foreign net operating loss carryforwards of approximately $20.3 million and $11.4 million, respectively. The U.S. net operating loss carryforwards expire in 2036 and 2037.  The majority of the foreign loss carryforwards are available for carryforward indefinitely. The Company also had state net operating losses of approximately $0.6 million that are set to expire at varying periods between 2026 and 2037 if not utilized. As of December 31, 2017, the Company has a Texas Margin Tax Credit of $1.1 million that may be utilized through 2026.

For the year-ended December 31, 2017, the valuation allowance decreased by $921. The valuation allowance increased for current year losses not benefited and adjustments to foreign net operating losses offset by a decrease for enactment of the Act, and release of the valuation allowance related to the Texas Margin Tax Credit.

The effective tax rate before income taxes varies from the current U.S. federal statutory income tax rate as follows:

	Years ended December 31,
	2017	2016
Statutory rate	35.00%	35.00%
State and local taxes	1.07%	1.04%
Permanent differences	-5.55%	-1.39%
Tax credits	0.09%	0.96%
Foreign operations	-13.05%	-0.32%
Uncertain tax positions	-0.66%	-0.22%
Remeasurement of deferred taxes	-49.35%	—
Valuation allowance	30.97%	-29.64%
Other	3.12%	-3.05%
	1.64%	2.38%

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, is as follows:

	2017	2016
Balance at January 1,	$741	$715
Increases in tax positions for prior years	673	42
Decreases in tax positions for prior years	(8)	—
Other	66	(16)
Settlements	(456)	—
Balance at December 31,	$1,016	$741

Of the amounts reflected in the above table at December 31, 2017, the entire amount would reduce the Company’s annual effective tax rate if recognized.  The Company records accrued interest related to income tax matters in the provision for income taxes in the accompanying consolidated statement of income. For the years ended December 31, 2017, 2016 and 2015, interest and penalties recognized on unrecognized tax benefits were $69, $40 and $20, respectively. The accrued balance as of December 31, 2017 and 2016 was $382 and $294, respectively. Included in the unrecognized tax benefits is a liability for the PM Group’s potential IRES and IRAP (Italian Income Taxes) audit adjustments for the tax year 2013 and Romania for tax years 2012-2016. Depending upon the final resolution of these audits, the liability could be higher or lower than the amount recorded at December 31, 2017. As of December 31, 2017, we don’t anticipate a significant change in unrecognized tax benefits within 12 months of the reporting date.

The Company files income tax returns in the United States, Romania and Italy as well as various state and local tax jurisdictions with varying statutes of limitations. With few exceptions, as of December 31, 2017, the Company is no longer subject to U.S. federal, state or foreign examinations by tax authorities for years before 2014. In July 2017, the Company received notification from the Internal Revenue Service that its tax return for the year ended December 31, 2015 has been selected for examination.

Note 15. Supplemental Cash Flow Disclosures

Interest received and paid, income taxes paid and non-cash transactions incurred during the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Interest paid in cash	$7,234	$10,576	$11,040
Income tax (refunds) payments in cash	1,729	(1,322)	2,059
Non-Cash Transactions:
Proportional share of increase in equity investments' paid in capital	11	—	—
Capital leases	896	—	3,607
Issuance of stock in connection with PM acquisition (see Note 20)	—	—	10,124
Terex note payment paid in stock (see Note20)		150	—

Note 16. Employee Benefits

The Company’s sponsors a 401(k) plan. The plan is intended to cover all non-union United States based employees. The plan is open to employees 21 years of age and older. There is no minimum employment duration required before eligibility. The plan allows for monthly enrollment and contribution changes.

The Company currently matches dollar for dollar participants’ contributions up to 3% of the participants’ gross income and a 50% match on the next 2% of gross income. There is no dollar limit regarding matched funds and the plan also calls for immediate vesting of the employer contribution component. The employer match is paid when payroll is processed.

The amount paid in matching contributions by the company for 2017, 2016 and 2015 were $235, $375 and $386, respectively.

Movements on the PM Group’s employee severance indemnity / TFR provision during the periods, including the effects of the actuarial valuation of the TFR, were as follows:

	Balance As of December 31, 2016	Increases	Decreases	Balance As of December 31, 2017
Employee severance indemnity/TFR	$1,377	$919	$853	$1,443

	Balance As of December 31, 2015	Increases	Decreases	Balance As of December 31, 2016
Employee severance indemnity/TFR	$1,487	$668	$778	$1,377

The estimates, demographic and economic/financial assumptions made, with the support of an independent actuary, for the actuarial calculation used to determine the defined benefit plans in relation to postemployment benefits (Employee severance indemnity provision) can be detailed as follows:

Annual Discount Rate	Annual Rate of Inflation	Annual Increase Rate	Probability of Employee Leaving Group	Probability of Advance Payment of TFR
0.87%	1.50%	2.63%	10.00%	3.00%

The amount allocated to the Employee severance indemnity provision in 2017, 2016 and 2015 were $728, $668 and $698.

A reconciliation of the defined benefit obligation is set out below:

	Years ended December 31,
	2017	2016
Past Service Liability at beginning of the period	$1,377	$1,487
Effect of change in exchange rate	191	(42)
Interest cost	14	8
Actuarial (Gain)/Loss	10	(1)
Payments	(149)	(75)
Past Service Liability at end of the period	$1,443	$1,377

	Years ended December 31,
	2017	2016
Actuarial gains and losses arising from changes in financial assumptions	$10	$17
Actuarial gains and losses arising from experience assumptions	—	(18)
Actuarial (Gain)/Loss	$10	$(1)

Employees in Italy are entitled to Trattamento di Fine Rapporto (“TFR”) commonly referred to as an employee leaving indemnity), which represents deferred compensation for employees in the private sector. Under Italian law, an entity is obligated to accrue for TFR on an individual employee basis payable to each individual upon termination of employment (including both voluntary and involuntary dismissal). The annual accrual is approximately 7% of total pay, with no ceiling, and is revalued each year by applying a pre-established rate of return of 1.50%, plus 75% of the Consumer Price Index, and is recorded by a book reserve. TFR is an unfunded plan.

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

The following table summarizes the changes in product warranty liability:

	2017	2016
Balance January 1,	$1,568	$1,368
Business Acquired	—	—
Accrual for warranties issued during the year	2,192	1,812
Warranty services provided	(1,839)	(1,695)
Changes in estimates	64	108
Foreign currency translation	45	(25)
Balance December 31,	$2,030	$1,568

Note 18. Geographic Information

Company attributes revenue to different geographic areas based on where items are shipped or services are performed.

The following table provides detail of revenues by geographic area for the years ended December 31:

	2017	2016	2015
United States	$102,718	$75,639	$95,569
Canada	18,205	11,332	15,102
Italy	18,759	24,983	23,174
Argentina	16,101	7,662	9,617
Chile	7,919	5,692	5,323
United Kingdom	6,985	9,410	8,590
France	6,085	5,756	3,925
Spain	4,243	2,604	3,122
Israel	3,660	1,069	2,333
Germany	3,166	2,229	1,494
Finland	2,793	3,513	1,802
Mexico	1,642	2,499	1,461
Czech Republic	1,431	818	1,875
Ubekistan	1,387	—	—
Singapore	1,138	564	—
South Africa	1,082	1,282	411
Netherlands	893	1,659	570
Hong Kong	871	1,339	2,532
Malaysia	804	1,173	688
United Arab Emirates	773	937	943
Ukraine	693	693	—
Saudi Arabia	683	860	1,748
Denmark	681	471	—
Indonesia	615	359	—
Russia	554	—	262
Peru	439	170	1
Switzerland	429	339	439
Morocco	425	123	740
Trinidad and Tobago	425	—	—
Ireland	410	535	418
Romania	362	97	2,209
Columbia	348	686	—
Guadeloupe	312	—	—
Hungry	307	—	—
Martinique	304	—	—
Greece	303	—	—
Thailand	267	—	—
Sweden	261	—	—
Taiwan	229	—	—
Turkey	202	476	5,003
Kuwait	173	721	—
Oman	163	—	—
Australia	157	313	164
Portugal	156	—	—
Estonia	151	—	—
Poland	151	83	347
Bulgaria	125	—	-
Norway	125	650	1,112
Lebanon	88	—	682
New Zealand	81	276	687
Brazil	74	1	—
Algeria	56	89	—
Korea	—	785	—
Bahrain	—	530	—
Iraq	—	—	5,302
Japan	—	—	6
Kenya	—	—	1,903
Qatar	—	—	1,944
Slovakia	—	—	93
Venezuela	—	—	128
Other	2,708	4,780	1,028
	$213,112	$173,197	$202,747

Company attributes revenue to different geographic areas based on where items are shipped or services are performed.

Long Lived Assets

	2017	2016
United States	34,547	20,180
Italy	79,025	74,463
Long-term assets of discontinued operations	—	72,177
Total Long-Lived Assets	$113,572	$166,820

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

Note 20. Equity

Issuance of Common Stock

On July 25, 2017, the Company issued 21,783 shares of common stock with a value of $154 to Avis Industrial Corporation.  The shares were issued as part of the consideration paid to purchase the Winona manufacturing facility.

On October 14, 2016 the Company issued 41,948 shares of common stock with a value of $227 to Avis Industrial Corporation as payment for rent of the Company’s Winona, Minnesota facility.  The shares were valued based on closing price on October 14, 2016 of $5.41.

At the Market Program

On January 23, 2017, Manitex International Inc. entered into a Controlled Equity Offering Sales Agreement (“Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which the Company may offer and sell shares of its common stock, no par value per share, having an aggregate offering price up to $20 million  through Cantor.  The Company thought it prudent to put a mechanism in place by which supplemental liquidity can be provided to address working capital requirements or other capital requirements that may arise in conjunction with production requirements.  Under the program, the Company’s stock is issued at the current market price and the Company pays a 7% commission to Cantor.

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

Stock issued to employees and Directors

The Company issued shares of common stock to employees and Directors at various times in 2017, 2016 and 2015 as restricted stock units issued under the Company’s 2004 Incentive Plan vested. Upon issuance entries were recorded to increase common stock and decrease paid in capital for the amounts shown below. The following is a summary of stock issuances that occurred during the three year period:

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
January 1, 2017	Directors	4,290	$54
January 1, 2017	Employees	20,932	266
January 4, 2017	Directors	7,675	47
January 4, 2017	Employees	42,533	258
June 1, 2017	Employees	4,493	32
September 15, 2017	Directors	6,600	35
October 16, 2017	Directors	6,600	59
December 14, 2017	Directors	7,675	43
December 14, 2017	Employees	23,353	131
		124,151	$925

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
January 1, 2016	Directors	4,290	$55
January 1, 2016	Employees	25,920	329
June 5, 2016	Employees	642	7
September 15, 2016	Directors	6,800	36
September 30, 2016	Employees	7,511	68
December 31, 2016	Directors	9,915	128
December 31, 2016	Employees	13,798	218
		68,876	$841

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
March 4, 2015	Directors	6,800	$77
March 13, 2015	Employees	22,868	212
June 5, 2015	Employees	749	12
December 31, 2015	Employees	36,886	219
December 31, 2015	Directors	20,620	123
		87,923	$643

Stock Repurchase

The Company purchased shares of Common Stock at various times from certain employees at the closing price on date of purchase. The stock was purchased from the employees to satisfy employees’ withholding tax obligations related to stock issuances described above. The following is a summary of common stock purchased during 2017, 2016 and 2015:

Date of Purchase	Shares Purchased	Closing Price on Date of Purchase
January 1, 2017	6,312	$6.86
January 4,2017	11,750	$7.27
December 14, 2017	4,758	$8.35
	22,820

January 1, 2016	7,074	$5.95
June 5, 2016	197	$6.75
September 30, 2016	2,254	$5.51
December 31, 2016	3,530	$6.86
	13,055

June 5, 2015	393	$8.54
December 31, 2015	12,125	$5.95
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

The Company awarded under the Amended and Restated 2004 Equity Incentive Plan a total of 24,493; 329,325; and 145,979 restricted stock units to employees and directors during 2017, 2016 and 2015, respectively. The restricted stock units are subject to the same conditions as the restricted stock awards except the restricted stock units will not have voting rights and the common stock will not be issued until the vesting criteria are satisfied.

Compensation expense in 2017, 2016 and 2015 includes $798, $1,129 and $1,481 related to restricted stock units, respectively. Compensation expense related to restricted stock units will be  $463 and $155 for 2018 and 2019, respectively.

The following is a summary of restricted stock units that were awarded during 2017, 2016 and 2015:

2017 Grants	Vesting Date	Number of Restricted Stock Units	Closing Price on Date of Grant	Value of Restricted Stock Units Issued
June 1, 2017	June 1, 2017 4,493 units	4,493	$7.01	$31
October 9, 2017	October 16, 2017 6,600 units; January 15, 2018 6,600 units and October 15, 2018 6,800 units	20,000	$9.00	$180
		24,493		$211

2016 Grants	Vesting Date	Number of Restricted Stock Units	Closing Price on Date of Grant	Value of Restricted Stock Units Issued
January 4, 2016	January 4, 2017 60,671 units; January 4, 2018 60,671 units and 62,508 units January 4, 2019	183,850	$6.07	$1,116
September 15, 2016	September 15, 2016 6,800 units; September 15, 2017 6,600 units and September 15, 2018 6,600 units	20,000	$5.32	$106
December 14, 2016	December 14, 2017 41,407 units; December14, 2018 41,407 units and December 14, 2019 42,661 units	125,475	$5.60	$703
		329,325		$1,925

2015 Grants	Vesting Date	Number of Restricted Stock Units	Closing Price on Date of Grant	Value of Restricted Stock Units Issued
January 1, 2015	January 1, 2016 34,027 units; January 1, 2017 34,027 units and 35,057 units January 1, 2018	103,111	$12.71	$1,311
March 4, 2015	March 4, 2015 6,800 units, December 31, 2015 6,600 units and December 31, 2016 6,600 units	20,000	$11.39	$228
March 13, 2015	March 13, 2015 22,868 units	22,868	$9.25	$212
		145,979		$1,751

The following table contains information regarding restricted stock units for the years ended December 31, 2017, 2016 and 2015, respectively:

	Restricted Stock Units
	2017	2016	2015
Outstanding on January 1,	342,004	118,773	85,384
Units granted during period	24,493	329,325	145,979
Vested and issued	(101,331)	(55,821)	(87,923)
Vested—issued and repurchased for income tax withholding	(22,820)	(13,055)	(12,518)
Forfeited	(73,583)	(37,218)	(12,149)
Outstanding on December 31	168,763	342,004	118,773

Note 21. Recent Accounting Guidance

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

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting,” (“ASU 2017-09”). ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The effective date will be the first quarter of fiscal year 2018 and early adoption is permitted. Adoption is not expected to have a material effect on the Company’s consolidated financial statements.

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

As a result of the sale, in the third quarter of 2016, of the Company's Liftking subsidiary, Lift Ventures LLC will no longer have the right to sell Schaeff and Liftking products in the future.  Additionally, as a result of certain financial difficulties experienced by the partner, who was to contribute design services, it will not be able to provide such services.  As a result of these events, the Company has determined that its investment in the Lift Ventures has become impaired and has recognized an impairment charge of $5,647 to write off its entire investment in Lift Ventures LLC.

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

As of December 31, 2017 the Company had an accounts receivable of $28 and $26 from SL and ASV, respectively and accounts payable of $1,060, $225 and $100 to BGI, SL and Terex, respectively. As of December 31, 2016 the Company had an accounts receivable of $47 and $22 from SL and Lift Ventures, respectively and accounts payable of $471, $749, $7 and $940 to SL, Lift Ventures, BGI and Terex, respectively.  As of December 31, 2015 the Company had an accounts receivable of $157 and $41 from SL and Lift Ventures, respectively and accounts payable of $150, $244 and $2 to SL, Lift Ventures and BGI respectively.

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

	2017	2016	2015
Bridgeview Facility (1)	$263	$259	$256
Sales to:
SL Industries, Ltd	8	1	4
Terex	34	—	—
BGI	—	—	3
Lift Ventures	—	14	—
LiftMaster (2)		—	1
Total Sales	42	15	8
Inventory Purchases from:
SL Industries, Ltd	564	15	1,872
Lift Ventures	618	1,985	524
BGI	2,886	—	7
Terex	990	1,723	647
Total Inventory Purchases	$5,058	$3,723	$3,050

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

Transactions with Terex

On December 19, 2014, Terex became a related party. At December 31, 2017 and 2016, the Company has the following notes payable to Terex:

	Years Ended December 31,
	2017	2016
Note payable related to ASV acquisition	$—	$1,594
Convertible note	$7,005	$6,862

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

Additionally beginning on December 31, 2011, the Company’s worker’s compensation insurance policy has per claim deductible of $250 and annual aggregates of $1,000 to $1,875 depending on the policy year. The Company is fully insured for any amount on any individual claim that exceeds the deductible and for any additional amounts of all claims once the aggregate is reached. The Company currently has several worker’s compensation claims related to injuries that occurred after December 31, 2011 and therefore are subject to a deductible. The Company does not believe that the contingencies associated with these worker compensation claims in aggregate will have a material adverse effect on the Company.

On May 5, 2011, Company entered into two separate settlement agreements with two plaintiffs. As of December 31, 2017, the Company has a remaining obligation under the agreements to pay the plaintiffs $1,330 without interest in 14 annual installments of $95 on or before May 22 each year. The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total payment will be charged to interest expense over payment period.

It is reasonably possible that the “Estimated Reserve for Product Liability Claims” may change within the next 12 months. A change in estimate could occur if a case is settled for more or less than anticipated, or if additional information becomes known to the Company.

Romania Income Tax Audit

As described in Note 14, Income Taxes, the Company increased its unrecognized tax benefits in connection with the Romanian tax audit and pending legal proceedings.

Residual Value Guarantees

The Company issues partial residual value guarantees to support a customer’s financing of equipment purchased from the Company. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date if certain conditions are met by the customer. The Company has issued partial residual guarantees that have maximum exposure of approximately $1.6 million in the aggregate. The Company does not have any reason to believe that any exposure from such a guarantee is either probable or estimable at this time, as such, no liability has been recorded. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss.

SEC Inquiry

The Company has received an inquiry from the SEC requesting certain information in connection with the Company’s previously announced restatement of prior financial statements, and is complying with such request.

Note 24. Unaudited Quarterly Financial Data

Summarized quarterly financial data for 2017 and 2016 are as follows (in thousands, except per share amounts).

	2017				2016
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net revenues	$40,119	$52,051	$56,464	$64,478	$47,230	$45,745	$39,131	$41,091
Gross Profit	7,392	9,404	9,873	10,177	8,745	8,161	6,542	6,489
Net (loss) income from continuing operations attributable to shareholders of Manitex International,Inc.	(3,425)	(1,490)	(1,522)	(630)	(2,700)	(5,192)	(9,335)	(5,962)
Net income (loss) from discontinued operations attributable to shareholders of Manitex International, Inc.	137	(971)	15	(192)	2,655	4,822	(14,047)	(7,334)
Net loss attributable to shareholders of Manitex International, Inc.	$(3,288)	$(2,461)	$(1,507)	$(822)	$(45)	$(370)	$(23,382)	$(13,296)
Earnings (Loss) per Share
Basic
Loss from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.21)	$(0.09)	$(0.09)	$(0.04)	$(0.17)	$(0.32)	$(0.58)	$(0.37)
Earnings (Loss) from discontinued operations attributable to shareholders of Manitex International, Inc.	$0.01	$(0.06)	$0.00	$(0.01)	$0.16	$0.30	$(0.87)	$(0.45)
Loss attributable to shareholders of Manitex International, Inc.	$(0.20)	$(0.15)	$(0.09)	$(0.05)	$(0.00)	$(0.02)	$(1.45)	$(0.82)
Diluted
Loss from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.21)	$(0.09)	$(0.09)	$(0.04)	$(0.17)	$(0.32)	$(0.58)	$(0.37)
Earnings (Loss) from discontinued operations attributable to shareholders of Manitex International, Inc.	$0.01	$(0.06)	$0.00	$(0.01)	$0.16	$0.30	$(0.87)	$(0.45)
Loss attributable to shareholders of Manitex International, Inc.	$(0.20)	$(0.15)	$(0.09)	$(0.05)	$(0.00)	$(0.02)	$(1.45)	$(0.82)
Shares outstanding
Basic	16,559,343	16,553,667	16,573,927	16,595,726	16,105,601	16,125,788	16,127,346	16,174,403
Diluted	16,559,343	16,553,667	16,573,927	16,595,726	16,105,601	16,125,788	16,127,346	16,174,403

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

Sale of ASV Shares

On May 11, 2017, in anticipation of an initial public offering, ASV Holdings converted from an LLC to a C-Corporation and the Company’s 51% interest was converted to 4,080,000 common shares of ASV Holdings.  On May 17, 2017, in connection within its initial public offering (“IPO”), ASV Holdings sold 1,800,000 of its own shares and the Company sold 2,000,000 shares of ASV Holdings common stock.  After the IPO, the Company held a 21.2% interest in ASV Holdings, but no longer has a controlling interest in ASV holdings.  ASV Holdings was deconsolidated during the quarter ended June 30, 2017 and is recorded as an equity investment starting with quarter ended June 30, 2017.  The Company recognized a loss of $1,133 in connection with the sale of these shares.

Following the sale of the above referenced shares, the Company had significant continuing involvement with ASV in the form of an equity investment (21.2% ownership in ASV).  At the time of the above transaction, the Company plans were to hold the remaining shares it owned in ASV for an indefinite period.   Although the Company had no plans to sell additional shares, the sale of additional shares in the future remained an option.   If the Company were to sell more than 117,600 shares, the Company would cease to account for its investment in ASV as an Equity Investment.

Over the period from February 26-28, 2018, the Company sold an aggregate of 1,000,000 shares of ASV Holdings, Inc. in privately-negotiated transactions with institutional purchasers.  All such shares were sold for $7.00 per share.  Following such sale transactions, the Company owns an aggregate of 1,080,000 shares of ASV Holdings, Inc., which equates to an ownership of approximately 11%. After the sale of the shares, the Company no longer accounts for the investment in ASV using the equity method of accounting. The Company incurred a loss of $205 on the sale these shares.

The following is the detail of major classes of assets and liabilities of discontinued operations that were summarized on the Company’s Consolidated Balance Sheets:

December 31, 2016
ASSETS
Current assets
Cash	$573
Restricted cash	535
Trade receivables (net)	13,603
Accounts receivable from related parties	501
Other receivables	—
Inventory, net	30,922
Prepaid expense and other	511
Total current assets of discontinued operations	46,645
Long-term assets
Total fixed assets (net)	15,402
Intangible assets (net)	25,824
Goodwill	30,579
Other long-term assets	372
Total long-term assets of discontinued operations	72,177
Total assets of discontinued operations	$118,822

Current liabilities
Notes payable—short-term	$3,000
Revolving credit facilities	—
Accounts payable	11,976
Accounts payable related paries	2,275
Accrued expenses	6,380
Other current liabilities	—
Total current liabilities of discontinued operations	23,631
Long-term liabilities
Notes payable - long-term	26,267
Revolving credit facilities	15,605
Other long-term liabilities	773
Total long-term liabilities of discontinued operations	42,645
Total liabilities of discontinued operations	$66,276

The following is the detail of major line items that constitute the loss from discontinued operations:

	For the Year Ended December 31,
	2017	2016	2015
Net revenues	$38,357	$170,340	$183,990
Cost of sales	32,403	143,656	156,479
Research and development costs	694	2,667	2,706
Selling, general and administrative expenses	3,504	16,064	15,294
Interest expense	1,156	8,094	6,542
Other (income) expense	(40)	(118)	351
Income (loss) from discontinued operations before income taxes	560	(23)	2,618
Loss on sale of discontinued operations including transactions expense of $128, $551 and $720, in 2017, 2016 and 2015 respectively	(1,302)	(14,418)	(2,142)
Total (loss) gain on discontinued operations before income taxes	(742)	(14,441)	476
Income tax expense related to discontinued operations	(5)	37	475
Net loss on discontinued operations	$(737)	$(14,478)	$1

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

As a result of the sale, in the third quarter of 2016, of the Company's Liftking subsidiary, Lift Ventures LLC will no longer have the right to sell Schaeff and Liftking products in the future.  Additionally, as a result of certain financial difficulties experienced by the partner, who was to contribute design services, it will not be able to provide such services.  As a result of these events, the Company has determined that its investment in the Lift Ventures has become impaired and has recognized an impairment charge of $5,647 to write off its entire investment in Lift Ventures LLC.

27.  Subsequent Events

Sale of Additional ASV Shares

Over the period from February 26-28, 2018, the Company sold an aggregate of 1,000,000 shares of ASV Holdings, Inc. in privately-negotiated transactions with institutional purchasers.  All such shares were sold for $7.00 per share.  Following such sale transactions, the Company owns an aggregate of 1,080,000 shares of ASV Holdings, Inc., which equates to an ownership of approximately 11%. After the sale of the shares, the Company no longer accounts for the investment in ASV using the equity method of accounting.

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

•

Amendments to the 2014 put and call options agreement with BPER to, among other things, extend the exercise of the options until the approval of PM Group’s financial statements for the 2021 fiscal year and permit the assignment of certain subordinated receivables to the Company.  The fair market value of this liability is subject to revaluation on a recurring basis.  The revaluation that will be performed for March 31, 2018 will take into account the effect of PM debt restructuring, and

•

New amortization and repayment schedules for amounts owed by PM Group to the Lenders under the various outstanding tranches of indebtedness, along with revised interest rates and financial covenants. Under the Debt Restructuring Agreement term debt is repaid over a nine-year period starting in 2018 and ending in 2026 (2022 prior to Debt Restructuring Agreement); and

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

Background

As previously disclosed in the Company’s Current Report on Form 8-K filed on November 6, 2017, the Audit Committee of the Board of Directors of the Company, in consultation with the Company’s management and UHY LLP, the Company’s independent registered public accounting firm, determined that the Company’s previously issued financial statements for the quarters ended March 31, June 30 and September 30, 2016, year ended December 31, 2016 and quarters ended March 31 and June 30, 2017 included in the Company’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q for such periods and together with all three, six and nine-month financial information contained therein (the “Non-Reliance Periods”) could no longer be relied upon.  The Company filed its restated annual and quarterly financial statements for the Non-Reliance Periods on April 3, 2018. See Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Background on the Restatement and Note 3, Restatement of Previously Issued Financial Statements and Note 25, Unaudited Quarterly Financial Data of the Notes to Consolidated Financial Statements included in Part II—Item 8—Financial Statements and Supplementary Data.

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management and the Audit Committee of the Board of Directors, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2017.  The Company’s evaluation has identified certain material weaknesses in its internal control over financial reporting as noted below in Management’s Report on Internal Control over Financial Reporting. Based on the evaluation of these material weaknesses, the Company has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2017 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on a number of factors, including the completion of the Audit Committee’s internal investigation, our internal review that identified revisions to our previously issued financial statements, and efforts to remediate the material weaknesses in internal control over financial reporting described below we believe the consolidated financial statements in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

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

Under the supervision of and with the participation of management, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement to the annual or interim financial statements will not be prevented or detected on a timely basis.  Based upon that evaluation, management identified the following material weaknesses as of December 31, 2017 in the Company’s internal control over financial reporting, principally related to the Company’s period-end financial reporting and consolidation processes:

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

2.

We did not maintain adequate entity-level controls with respect to ensuring adequate supporting documentation for journal entries and review procedures with respect to journal entries and disbursements that were unusual in nature and of significant amounts.

3.	We did not maintain an adequate review process with respect to the accounting of bill-and-hold transactions and ensuring proper revenue recognition.
4.	We did not maintain a formal and consistent policy for establishing inventory reserves for excess and obsolete inventory.
5.	We did not maintain an adequate communication policy with respect to compliance with the Company’s Code of Ethics and availability of the Company’s whistleblower hotline to report compliance issues.

As a result of the material weaknesses in internal control over financial reporting described above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2017 based on the criteria established in Internal Control—Integrated Framework issued by the COSO. Additionally, these material weaknesses could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by UHY LLP, our independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	Implement a formal and consistent policy for establishing inventory reserves for excess and obsolete inventory and situations where net realizable value is less than inventory cost;
•	The existing whistleblower hotline will be rolled out again, with related training to be conducted for all employees every 2 years going forward;
•	Other control improvements will include employee retraining with respect to the Company’s Code of Ethics; and
•	Executive oversight will be improved through additional reporting requirements and meetings.

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

None.

PART III

Certain information required by Part III is omitted from this Form 10-K as the Company intends to file with the Commission its definitive Proxy Statement for its 2017 Annual Meeting of Shareholders (the “2017 Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2017.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the headings “Nominees to Serve Until the 2018 Annual Meeting,” “Executive Officers of the Company who are not also Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Committee on Directors and Board Governance,” and “Audit Committee” in our 2018 Proxy Statement is incorporated herein by reference.

Our directors, executive officers and stockholders with ownership of 10% or greater are required, under Section 16(a) of the Securities Exchange Act of 1934, to file reports of their ownership and changes to their ownership of our securities with the SEC. Based solely on our review of the reports and any written representations we received that no other reports were required, we believe that, during the year ended December 31, 2017, all of our officers, directors and stockholders with ownership of 10% or greater complied with all Section 16(a) filing requirements applicable.

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

The information under the headings “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” on Executive Compensation “COMPENSATION DISCUSSION AND ANALYSIS” “EXECUTIVE COMPENSATION,” and “DIRECTOR COMPENSATION” in our 2018 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the headings “Equity Compensation Plan Information” and “PRINCIPAL STOCKHOLDERS” in our 2018 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the headings “Transactions with Related Persons,” “Corporate Governance,” “Compensation Committee,” and “Audit Committee” in our 2018 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the heading “Audit Committee” in our 2018 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this Report:
(1)	Financial Statements

See Index to Financial Statements on page 40.

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

The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the fiscal years ended December 31, 2017, 2016 and 2015, (ii) Consolidated Balance Sheets as of December 31, 2017 and 2016, (iii) Consolidated Statements of Shareholders Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Denotes a management contract or compensatory plan or arrangement.
(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 10, 2018

MANITEX INTERNATIONAL, INC.

By:	/s/ SHERMAN JUNG
Sherman Jung
Vice President of Financial Reporting
(On behalf of the Registrant and as Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoint David J. Langevin his or her attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ D AVID J. LANGEVIN	April 10, 2018
David J. Langevin, Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ SHERMAN JUNG	April 10, 2018
Sherman Jung Vice President of Financial Reporting (Principal Financial and Accounting Officer)

/s/ R ONALD M. CLARK	April 10, 2018
Ronald M. Clark, Director

/s/ R OBERT S. GIGLIOTTI	April 10, 2018
Robert S. Gigliotti, Director

/s/ F REDERICK B. K NOX	April 10, 2018
Frederick B. Knox, Director

/s/ M ARVIN B. ROSENBERG	April 10, 2018
Marvin B. Rosenberg, Director

/s/ S TEPHEN J. TOBER	April 10, 2018
Stephen J. Tober, Director