Form 10-Q
period 2018-03-31
Manitex International, Inc.
filed 2018-05-10
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of the registrant’s common stock, no par, outstanding at May 2, 2018 was 16,668,986

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Manitex International, Inc. speaks as of March 31, 2018 unless specifically noted otherwise.  Unless otherwise indicated, Manitex International, Inc., together with its consolidated subsidiaries, is hereinafter referred to as “Manitex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

Forward-Looking Information

Certain information in this Quarter Report includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995).  These statements relate to, among other things, the Company’s expectations, beliefs, intentions, future strategies, future events or future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In addition, when included in this Quarterly Report or in documents incorporated herein by reference the words “may,” “expects,” “should,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements.  However, the absence of these words does not mean that the statement is not forward-looking.  We have based these forward-looking statements on current expectations and projections about future events.  These statements are not guarantees of future performance.  Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  Such risks and uncertainties, many of which are beyond our control, include, without limitation, those described below and in our 2017 Annual Report on Form 10-K for the fiscal year ended December 31, 2017, in the section entitled “Item 1A. Risk Factors”:

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

•	Potential negative effects related to the SEC inquiry into our Company;
•	Potential risk of being delisted if we are unable to file our Annual Reports and Quarterly Reports in a timely manner; and
•	other factors.

The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. We do not undertake, and expressly disclaim, any obligation to update this forward-looking information, except as required under applicable law.

MANITEX INTERNATIONAL, INC.

FORM 10-Q INDEX

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	Unaudited	Unaudited
ASSETS
Current assets
Cash	$2,177	$5,014
Cash - restricted	325	352
Marketable equity securities	7,841	—
Trade receivables (net)	49,645	46,633
Other receivables	3,462	1,946
Inventory (net)	64,168	54,360
Prepaid expense and other	2,743	2,017
Total current assets	130,361	110,322
Total fixed assets, net of accumulated depreciation of $13,624 and $12,921 for March 31, 2018 and December 31, 2017, respectively	21,898	22,038
Intangible assets (net)	30,847	31,014
Goodwill	44,359	43,569
Equity investment in ASV Holdings, Inc.	—	14,931
Other long-term assets	1,473	1,475
Deferred tax asset	1,839	1,839
Total assets	$230,777	$225,188
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$25,877	$29,131
Current portion of capital lease obligations	388	378
Accounts payable	45,875	35,386
Accounts payable related parties	92	1,331
Accrued expenses	9,842	10,070
Customer deposits	2,622	2,242
Other current liabilities	259	890
Total current liabilities	84,955	79,428
Long-term liabilities
Revolving term credit facilities	12,480	12,893
Notes payable (net)	28,042	26,656
Capital lease obligations, (net of current portion)	5,382	5,483
Convertible note related party (net)	7,043	7,005
Convertible note (net)	14,365	14,310
Deferred gain on sale of property	937	969
Deferred tax liability	3,381	3,384
Other long-term liabilities	4,120	4,215
Total long-term liabilities	75,750	74,915
Total liabilities	160,705	154,343
Commitments and contingencies
Equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at March 31, 2018 and December 31, 2017	—	—
Common Stock—no par value 25,000,000 shares authorized, 16,668,986 and 16,617,932 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	98,081	97,661
Paid in capital	2,458	2,802
Retained deficit	(30,068)	(28,583)
Accumulated other comprehensive loss	(399)	(1,035)
Equity attributable to shareholders of Manitex International, Inc.	70,072	70,845
Total equity	70,072	70,845
Total liabilities and equity	$230,777	$225,188

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2018	2017
	Unaudited	Unaudited
Net revenues	$56,675	$40,119
Cost of sales	45,575	32,727
Gross profit	11,100	7,392
Operating expenses
Research and development costs	652	687
Selling, general and administrative expenses	9,986	8,941
Total operating expenses	10,638	9,628
Operating income (loss)	462	(2,236)
Other (expense) income
Interest expense:
Interest expense	(1,553)	(1,208)
Change in fair value of securities held	187	—
Foreign currency transaction loss	(119)	(83)
Other (loss) income	(354)	273
Total other expense	(1,839)	(1,018)
Income (loss) before income taxes and income (loss) in equity interest from continuing operations	(1,377)	(3,254)
Income tax expense (benefit) from continuing operations	(301)	171
Loss on equity investments (including loss on sale of shares)	(409)	—
Net loss from continuing operations	(1,485)	(3,425)
Discontinued operations
Loss from operations of discontinued operations	—	232
Income tax benefit	—	(19)
Loss from discontinued operations	—	251
Net loss	(1,485)	(3,174)
Net income attributable to noncontrolling interest from discontinued operations	—	(114)
Net loss attributable to shareholders of Manitex International, Inc.	$(1,485)	$(3,288)
Earnings (loss) Per Share
Basic
Earnings (loss) from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.09)	$(0.21)
Loss from discontinued operations attributable to shareholders of Manitex International, Inc.	$—	$0.01
Net earnings (loss) attributable to shareholders of Manitex International, Inc.	$(0.09)	$(0.20)
Diluted
Earnings (loss) from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.09)	$(0.21)
Loss from discontinued operations attributable to shareholders of Manitex International, Inc.	$—	$0.01
Net earnings (loss) attributable to shareholders of Manitex International, Inc.	$(0.09)	$(0.20)
Weighted average common shares outstanding
Basic	16,666,937	16,559,343
Diluted	16,666,937	16,559,343

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended March 31,
	2018	2017
	Unaudited	Unaudited
Net loss:	$(1,485)	$(3,174)
Other comprehensive income (loss)
Foreign currency translation adjustments	636	343
Total other comprehensive income	636	343
Comprehensive loss	(849)	(2,831)
Comprehensive (income) attributed to noncontrolling interest	—	(114)
Total comprehensive loss attributable to shareholders of Manitex International, Inc.	$(849)	$(2,945)

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2018	2017
	Unaudited	Unaudited
Cash flows from operating activities:
Net loss	$(1,485)	$(3,174)
Adjustments to reconcile net loss to cash used for operating activities:		.
Depreciation and amortization	1,293	1,523
Loss on sale of partial interest in equity investment	87	—
Changes in allowances for doubtful accounts	15	1
Changes in inventory reserves	(148)	(122)
Revaluation of contingent acquisition liability	345	(346)
Deferred income taxes	(70)	147
Amortization of deferred debt issuance costs	80	107
Amortization of debt discount	123	127
Change in value of interest rate swaps	(1)	(401)
Loss from equity investments	204	—
Change in value of securities held	(187)	—
Share-based compensation	123	229
Stock issued to consultant	23	—
Adjustment to deferred gain on sales and lease back	(12)	132
(Gain) loss on disposal of assets	(3)	80
Reserves for uncertain tax provisions	22	17
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,792)	(2,450)
(Increase) decrease in inventory	(9,098)	1,432
(Increase) decrease in prepaid expenses	(722)	168
(Increase) decrease in other assets	25	(22)
Increase (decrease) in accounts payable	8,608	(3,114)
Increase (decrease) in accrued expense	(67)	(637)
Increase (decrease) in other current liabilities	(323)	557
Increase (decrease) in other long-term liabilities	(526)	(478)
Discontinued operations - cash provided by (used for) operating activities	—	963
Net cash used for operating activities	(5,486)	(5,261)

Cash flows from investing activities:

Proceeds from the sale of partial interest in equity investment	7,000	—
Proceeds from the sale of fixed assets	3	—
Purchase of property and equipment	(85)	(253)
Investment in intangibles other than goodwill	(27)	(39)
Discontinued operations - cash (used for) provided by investing activities	—	(38)
Net cash provided by (used for) investing activities	6,891	(330)
Cash flows from financing activities:
Borrowing on revolving term credit facility	35,600	27,000
Payments on revolving term credit facility	(36,013)	(25,680)
Net (repayment) borrowings on working capital facilities (See Note 11)	(3,120)	2,812
New borrowings—other	74	749
Debt issuance costs incurred	(50)	(50)
Note payments	(525)	(580)
Shares repurchased for income tax withholding on share-based compensation	(84)	(128)
Proceeds from stock offering	—	2,426
Payments on capital lease obligations	(90)	(145)
Discontinued operations - cash (used for) provided by financing activities	—	(2,185)
Net cash (used for) provided by financing activities	(4,208)	4,219
Net decrease in cash and cash equivalents	(2,803)	(1,372)
Effect of exchange rate changes on cash	(61)	37
Cash and cash equivalents at the beginning of the year	5,366	5,314
Cash and cash equivalents at end of period	$2,502	$3,979

See Note 1 for supplemental cash flow disclosures

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except share and per share data)

1. Nature of Operations and Basis of Presentation

The  Condensed Consolidated Balance Sheet at March 31, 2018 and the related Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2018 and 2017 and Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2018 and 2017 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods.  Interim results may not be indicative of results to be realized for the entire year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  The Condensed Consolidated Balance Sheet as of December 31, 2017 was derived from our audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).  Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation. All references in this report to financial results of periods ending prior to the first quarter of 2018 reflect such results as restated pursuant to the previously announced restatement of such periods.

The Company is a leading provider of engineered lifting solutions and operates as a single business segment.  Operating activities are conducted through the following wholly-owned subsidiaries: Manitex, Inc. (“Manitex”), Badger Equipment Company (“Badger”), PM Group S.pA. and Subsidiaries (“PM Group”), Manitex Valla S.r.l. (“Valla”), Sabre Manufacturing, LLC (“Sabre”), Crane and Machinery, Inc. (“C&M”), and Crane and Machinery Leasing, Inc. (“C&M Leasing”).

The condensed consolidated financial statements include the accounts of Manitex International, Inc. and subsidiaries in which it has a greater than 50% voting interest (collectively, the “Company”).  All significant intercompany accounts, profits and transactions have been eliminated in consolidation.

Consolidated Variable Interest Entity

Even though it has no ownership interest in SVW Crane & Equipment Company (together with its wholly owned subsidiary, Rental Consulting Service Company, “SVW”), the Company had the power to direct the activities that most significantly impact SVW’s economic performance. Additionally, the Company was the primary beneficiary of the SVW relationship. SVW obtained third party financing, which was effectively guaranteed by the Company, on specific cranes the Company manufactured and remitted the loan proceeds to the Company. Other than its business transactions described herein, SVW had no other substantial business operations. The Company determined that SVW was a Variable Interest Entity (“VIE”) that under current accounting guidance needed to consolidate in the Company’s financial results. By December 31, 2017, SVW ceased operations and is not a consolidated VIE after December 31, 2017.

Non-Cash Transactions

Non-cash transactions for the periods ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
Proportional share of increase in equity investments' paid in capital	$14	$—

Discontinued Operations

ASV Segment

ASV is located in Grand Rapids, Minnesota and manufactures a line of high quality compact track and skid steer loaders. The products are used in site clearing, general construction, forestry, golf course maintenance and landscaping industries, with general construction being the largest.

Prior to the quarter ended June 30, 2017, the Company owned a 51% interest in ASV Holdings, Inc., which was formerly known as A.S.V., LLC (“ASV”).  On May 11, 2017, in anticipation of an initial public offering, ASV converted from an LLC to a C-Corporation and the Company’s 51% interest was converted to 4,080,000 common shares of ASV.  On May 17, 2017, in connection within its initial public offering, ASV sold 1,800,000 of its own shares and the Company sold 2,000,000 shares of ASV common stock and reduced its investment in ASV to 21.2% interest. ASV was deconsolidated during the quarter ended June 30, 2017 and was recorded as an equity investment starting with the quarter ended June 30, 2017.  Periods ending before June 30, 2017 reflect ASV as a discontinued operation. In February 2018, the Company sold an additional 1,000,000 shares of ASV that it held which reduced the Company’s investment in ASV to approximately 11.0%.  The Company ceased accounting for its investment in ASV under the equity method and now accounts for its investment as a marketable equity security.  See Notes 8 and 18 for additional discussion related to the accounting treatment of the investment in ASV after the sale of the additional shares.

Change in Reporting Segments

Prior to the quarter ended June 30, 2017, the Company reported its operations in three segments: the Lifting Equipment segment, the ASV segment and the Equipment Distribution segment.  Since 2015, the Company has sought to redefine itself strategically and operationally, including through a series of divestitures.  The most recent such divestiture occurred in May 2017, with the sale of a portion of the Company’s investment in ASV Holdings.  As a result of this sale, the Company has deconsolidated ASV Holdings from its financial reporting, and ASV is no longer a reporting segment.

The previously reported Equipment Distribution operations were comprised of C&M and C&M Leasing.  C&M was acquired by the Company in 2008 and at that time operated primarily as a distributor of Terex Corporation (“Terex”) rough terrain and truck cranes.   Subsequent to 2008, C&M added a used equipment business, which involved buying both lifting and non-lifting construction equipment and then refurbishing and remarketing that equipment.  Recently, the C&M operations evolved and the used equipment sales operations were discontinued.

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

2. Significant Accounting Policies and New Accounting Pronouncements

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

Although the Company does not have an ownership interest in S.V.W. Crane & Equipment Company and its wholly owned subsidiary Rental Consulting Services Corporation (collectively “SVW”), the Company had the power to direct the activities of SVW that most significantly impact its economic performance and absorbed the losses.  As such, the Company determined that SVW was a VIE that required consolidation.  SVW obtained financing and remitted the proceeds to the Company using inventory (cranes) owned by the Company as collateral.  The finance companies that hold the loans have a perfected security interest in the inventory and therefore have recourse against this specific inventory. Furthermore, the debt taken on by SVW was effectively guaranteed by the Company pursuant to certain related agreements. By December 31, 2017, SVW ceased operations and is not a consolidated VIE after December 31, 2017.

The Company eliminates from the Company’s financial results all significant intercompany transactions, including the intercompany transactions with consolidated VIEs.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amounts the Company’s customers are invoiced and do not bear interest. Accounts receivable is reduced by an allowance for amounts that may become uncollectible in the future. The Company’s estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where the Company has information that the customer may have an inability to meet its financial obligations. The Company had allowances for doubtful accounts of $42 and $82 at March 31, 2018 and December 31, 2017, respectively.

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

Inventory, net

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

Accrued Warranties

Warranty costs are accrued at the time revenue is recognized. The Company’s products are typically sold with a warranty covering defects that arise during a fixed period of time. The specific warranty offered is a function of customer expectations and competitive forces. The Equipment Distribution does not accrue for warranty costs at the time of sales, as they are reimbursed by the manufacturers for any warranty that they provide to their customers.

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

Accounting for Equity Investments

Beginning with the quarter ended June 30, 2017, the Company accounted for its 21.2% investment in ASV under the equity method of accounting.  Under the equity method, the Company’s share of the net income (loss) of ASV is recognized as income (loss) in the Company’s statement of operations and added to the investment account, and dividends received from ASV are treated as a reduction of the investment account.  ASV’s earnings are recorded on a one quarter lag as ASV may not report earnings in time to be included in the Company’s financial statements for any given reporting period.

On May 17, 2017 (the date ASV became an equity investment), the Company’s investment in ASV Holdings exceeded the proportional share of ASV Holdings’ net assets. Under current applicable guidance, assets and liabilities of the investee (ASV Holdings) are valued at fair market value on the date of the investment.   The Company investment, however, is not adjusted for the difference between the Company’s proportional share of the net assets and the fair value of the assets that existed on the date that the investment was made.   The differences are accounted for on a memo basis.  The differences can be either of temporary nature or permanent differences.  Adjustment to inventory and identifiable intangible assets with finite lives are temporary differences.  Fair market adjustments to land and goodwill are examples of permanent differences.  Differences related to temporary items are amortized over their lives.  Earnings recognized are the proportional share of investee’s income for the period adjusted for reversal of any timing differences or additional amortization related to the memo fair market adjustments of identifiable intangible assets that have finite lives.

Between February 26 and 28, 2018, the Company sold 1,000,000 shares of ASV stock reducing the Company’s investment to approximately 11.0%. See Notes 8 and 18. During the quarter ended March 31, 2018, the Company:

•	Recognized its proportional share of ASV loss for the three months ended December 31, 2017,
•	Recorded a loss on the sale of shares,
•	Ceased accounting for ASV as an equity investment, and
•	Valued its remaining investment in ASV at its current market value.

Accounting for Marketable Equity Securities

Marketable equity securities are valued at fair market value based on the closing price of the stock on the date of the balance sheet.  Gains and loss related fair value adjustments related to marketable equity securities are recorded into income each reporting period.

Shipping and Handling

The Company records the amount of shipping and handling costs billed to customers as revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment costs and are in included in cost of sales.

Reclassification

Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to the current period presentation.

Recently Issued Pronouncements – Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms of more than 12 months and disclose key information about leasing arrangements. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The update is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is early in the process of evaluating the impact of this update on its consolidated financial statements.  The Company disclosed in its 2017 10-K that the Company had future operating lease commitments of approximately $5,000.  This is an indication of the potential magnitude that adoption of this standard will have on the Company’s financial statements.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” (“ASU 2018-2”). ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from H.R. 1 “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (formerly known as “Tax Cuts and Jobs Act”). The effective date will be the first quarter of fiscal year 2019. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

Recently Adopted Accounting Guidance

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in ASU 2016-01, among other things, require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; requires public business entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost. The effective date is the first quarter of fiscal year 2018.  The Company has adopted this guidance during the quarter ended March 31, 2018. The adoption of this guidance did not have a significant impact on the operating results when adopted.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date”, which amends ASU 2014-09.  As a result, the effective date is the first quarter of 2018, with early adoption permitted.  The Company has adopted this guidance during the quarter ended March 31, 2018 on a modified retrospective basis. Adoption of the new standard has had no material impact on our consolidated balance sheet, cash flows statements or net income.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” (“ASU 2016-08”). ASU 2016-08 further clarifies principal and agent relationships within ASU 2014-09. Similar to ASU 2014-09, the effective date is the first quarter of fiscal year 2018 with early adoption permitted in the first quarter of fiscal year 2017. The Company has adopted this guidance during the quarter ended March 31, 2018 on a modified retrospective basis. Adoption of the new standard has had no material impact on our consolidated balance sheet, cash flows statements or net income.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing” (“ASU 2016-10”).  The amendments in ASU 2016-10 are expected to reduce the cost and complexity of applying the guidance on identifying promised goods or services in contracts with customers and to improve the operability and understandability of licensing implementation guidance related to the entity's intellectual property.  Similar to ASU 2014-09, the effective date is the first quarter of fiscal year 2018 with early adoption permitted in the first quarter of fiscal year 2017. The Company has adopted this guidance during the quarter ended March 31, 2018 on a modified retrospective basis. The adoption of this guidance did not have a significant impact on the operating results when adopted. The Company’s revenue recognition policy adopted as a result of the New Revenue Standards is presented in Note 3 below.

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740) - Intra-Entity Transfer of Assets Other than Inventory,” (“ASU 2016-16”).  ASU 2016-16 requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (excluding inventory) when the transfer occurs. This is a change from prior GAAP which prohibits recognition of current and deferred income taxes until the asset is sold to a third party.  The effective date for ASU 2016-16 is the first quarter of fiscal year 2018 with early adoption permitted.  The Company has adopted this guidance during the quarter ended March 31, 2018. The adoption of this guidance did not have a significant impact on the operating results when adopted.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” (“ASU 2017-01”). ASU 2017-01 provides guidance in ascertaining whether a collection of assets and activities is considered a business. The effective date is the first quarter of fiscal year 2018, with prospective application. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.   The Company has adopted this guidance during the quarter ended March 31, 2018. The adoption of this guidance did not have an impact on the operating results when adopted.

Except as noted above, the guidance issued by the FASB during the current year is not expected to have a material effect on the Company’s consolidated financial statements.

3. Revenue Recognition

Revenue is recognized when obligations under the terms of the contract with our customer are satisfied; generally, this occurs with the transfer of control of our equipment, parts or installation services (typically completed within one day), which occurs at a point in time.  Equipment can be redirected during the manufacturing phase such that over time revenue recognition is not appropriate.  Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services.  Our contracts are non-cancellable and returns are only allowed in limited instances through Crane & Machinery, Inc. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. The expected costs associated with our base warranties continue to be recognized as expense when the products are sold and do not constitute a separate performance obligation.

For instances where equipment and installation services are sold together, the Company accounts for the equipment and installation services separately.  The consideration (including any discounts) is allocated between the equipment and installation services based on their stand-alone selling prices. The stand-alone selling prices are determined based on the prices at which the Company separately sells the equipment.

In some instances, the Company fulfills its obligations and bills the customer for the work performed but does not ship the goods until a later date. These arrangements are considered bill-and-hold transactions.  In order to recognize revenue on the bill-and-hold transactions, the Company ensures the customer has requested the arrangement, the product is identified separately as belonging to the customer, the product is ready for shipment to the customer in its current form, and the Company does not have the ability to direct the product to a different customer.  A portion of the transaction price is not allocated to the custodial services due to the immaterial value assigned to that performance obligation.

Payment terms offered to customers are defined in contracts and purchase orders and do not include a significant financing component.  At times, the Company may offer discounts which are considered variable mconsideration however, the Company applies the constraint guidance when determining the transaction price to be allocated to the performance obligations.

The Company generates revenue through its principal subsidiaries:

Manitex, Inc. (“Manitex”) markets a comprehensive line of boom trucks, truck cranes and sign cranes. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including, roads, bridges and commercial construction.

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

Manitex Valla S.r.l.’s (“Valla”) product line of industrial cranes is a full range of precision pick and carry cranes using electric, diesel, and hybrid power options. Its cranes offer wheeled or tracked, and fixed or swing boom configurations, with special applications designed specifically to meet the needs of its customers. These products are sold internationally through dealers and into the rental distribution channel.

Sabre Manufacturing, LLC (“Sabre”) manufactures a comprehensive line of specialized mobile tanks for liquid and solid storage and containment solutions with capacities from 8,000 to 21,000 gallons. Its mobile tanks are sold to specialized independent tank rental companies and through the Company’s existing dealer network. The tanks are used in a variety of end markets such as petrochemical, waste management and oil and gas drilling.

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

For each of the subsidiaries, various products may be sold separately or together with installation services.  Further, equipment sales come with a standard warranty that is not sold separately.   Additionally, each of the subsidiaries sell parts to its customers.

The following table disaggregates our revenue by principal subsidiary for the three months ended March 31:

	2018	2017
Equipment sales	$48,430	$32,868
Part sales	7,087	5,978
Installation services	1,158	1,273
Total Revenue	$56,675	$40,119

The Company attributes revenue to different geographic areas based on where items are shipped or services are performed.

The following table provides detail of revenues by geographic area for the three months ended March 31:

	2018	2017
United States	$26,473	$18,372
Canada	7,339	2,417
Italy	5,607	4,941
Other	2,235	1,499
Argentina	4,151	2,107
France	1,954	1,610
Chile	1,922	1,702
Spain	1,204	683
Finland	951	629
United Kingdom	682	1,568
Czech Republic	506	696
Netherlands	460	208
Israel	428	864
Malaysia	370	413
Mexico	280	168
Germany	275	235
Ireland	259	228
Denmark	220	103
South Africa	213	302
Belgium	150	—
Ukraine	148	103
Qatar	127	—
Romania	88	140
Peru	83	—
Indonesia	78	—
Martinique	76	—
Bahrain	62	—
Turkey	58	—
Thailand	56	—
Saudi Arabia	39	135
Russia	35	—
China	21	27
Puerto Rico	10	16
Singapore	1	145
Hong Kong	54	181
United Arab Emirates	12	361
Morocco	38	265
Kuwait	10	1
	$56,675	$40,119

Total Company Revenues by Sources

The sources of the Company’s revenues are summarized below for the three months ended March 31:

	2018	2017
Boom trucks, knuckle boom & truck cranes	$41,550	$27,940
Rough terrain cranes	1,979	1,469
Mobile tanks	1,484	972
Installation services	1,158	1,273
Other equipment	3,417	2,487
Part sales	7,087	5,978
Total Revenue	$56,675	$40,119

Contract Balances

Applying the practical expedient, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in selling, general, and administrative expenses.

Customer Deposits

At times, the Company may require an upfront deposit related to its contracts.  In instances where an upfront deposit has been received by the Company and the revenue recognition criteria have not yet been met, the Company records a contract liability in the form of a customer deposit, which is classified as a short term liability on the balance sheet.  That customer deposit is revenue that is deferred until the revenue recognition criteria have been met, at which time, the customer deposit is recognized into revenue.

The following table summarizes changes in customer deposits for the three months ended March 31, 2018:

Customer deposits at January 1, 2018	$2,242
Revenue recognized from customer deposits	(1,914)
Additional customer deposits received where revenue has not yet been recognized	2,294
Customer deposits at March 31, 2018	$2,622

4. Financial Instruments—Forward Currency Exchange Contracts and Interest Rate Swap Contracts

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 by level within the fair value hierarchy. As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is summary of items that the Company measures at fair value on a recurring basis:

	Fair Value at March 31, 2018
	Level 1	Level 2	Level 3	Total
Asset
Marketable securities	$7,841	$—	$—	$7,841
Total current assets at fair value	$7,841	$—	$—	$7,841
Liabilities:
Forward currency exchange contracts	$—	$17	$—	$17
Residual guarantee	—	—	—	—
Interest rate swap contracts	—	5	—	5
PM contingent liabilities	—	—	345	345
Valla contingent consideration	—	—	225	225
Total recurring liabilities at fair value	$—	$22	$570	$592

	Fair Value at December 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Forward currency exchange contracts	$—	$213	$—	$213
Residual guarantee	—	—	—	—
Interest rate swap contracts	—	6	—	6
Valla contingent consideration	—	—	220	220
Total liabilities at fair value	$—	$219	$220	$439

	Fair Value Measurements Using Significant Unobservable Inputs (level 3)
	PM Contingent Consideration	Valla Contingent Consideration	Residual Guarantee	Total
Liabilities:
Balance at January 1, 2018	$—	$220	$—	$220
Effect of change in exchange rates	—	5	—	5
Change in fair value during the period	345	—	—	345
Balance at March 31, 2018	$345	$225	$—	$570

Fair Value Measurements

ASC 820-10 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	—	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	—	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3	—	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

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

Forward Currency Contracts

When the Company receives a significant order in a currency other than the operating unit’s functional currency, management may evaluate different options that are available to mitigate future currency exchange risks. As of March 31, 2018, the Company had no outstanding forward currency contracts that were in place to hedge future sales. Therefore, there are currently no unrealized pre-tax gains or losses which will reclassified from other comprehensive income into earnings during the next 12 months.

In addition, the Company enters into forward currency exchange contracts in relationship such that the exchange gains and losses on the assets and liabilities denominated in a currency other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. PM Group has an intercompany receivable denominated in Euros from its Chilean subsidiary.  At March 31, 2018, the Company had entered into a forward currency exchange contract that matures on August 23, 2018.  Under the contract the Company is obligated to sell 2,000,000 Chilean pesos for 2,675 euros. The purpose of the forward contract is to mitigate the income effect related to this intercompany receivable that results with a change in exchange rate between the Euro and the Chilean peso.

Interest Rate Swap Contracts

A contract was signed by PM Group, for an original notional amount of € 482 (€ 262 at March 31, 2018), maturing on October 1, 2020 with interest paid monthly.   PM pays interest at a rate of 3.90% and receives from the counterparties interest at the “Euribor” rate for the period in question if greater than 0.90%.

As of March 31, 2018, the Company had the following forward currency contracts and interest rate swaps:

Nature of Derivative	Currency	Amount	Type
Forward currency sales contracts	Chilean peso	2,000,000	Not designated as hedge instrument
Interest rate swap contract	Euro	482	Not designated as hedge instrument

The following table provides the location and fair value amounts of derivative instruments that are reported in the Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017:

Total derivatives NOT designated as a hedge instrument

		Fair Value
	Balance Sheet Location	March 31, 2018	December 31, 2017
Asset Derivatives
Foreign currency exchange contract	Prepaid expense and other	$17	$—

Liabilities Derivatives
Foreign currency exchange contract	Accrued expense	$—	$213
Interest rate swap contracts	Notes payable	5	6
Total liabilities		$5	$219

The following tables provide the effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017:

		Gain (loss)
	Location of gain or (loss) recognized in Statement of Operations	Three Months Ended March 31,
		2018	2017
Derivatives Not Designated as Hedge Instruments
Forward currency contracts	Foreign currency transaction gains (losses)	$50	$(52)
Interest rate swap contracts	Interest expense	1	321
		$51	$269

The counterparty to each of the currency exchange forward contracts is a major financial institution with credit ratings of investment grade or better and no collateral is required. Management continues to monitor counterparty risk and believes the risk of incurring losses on derivative contracts related to credit risk is unlikely.

6. Inventory, net

The components of inventory are as follows:

	March 31, 2018	December 31, 2017
Raw materials and purchased parts, net	$42,680	$35,205
Work in process	5,062	4,513
Finished goods	16,426	14,642
Inventory, net	$64,168	$54,360

The Company has established reserves for obsolete and excess inventory of $3,323 and $3,462 as of March 31, 2018 and December 31, 2017, respectively.

7. Goodwill and Intangible Assets

Intangible assets and accumulated amortization by category as of March 31, 2018 is as follows:

		Gross		Net
	Useful	Carrying	Accumulated	Carrying
	lives	Amount	Amortization	Amount
Patented and unpatented technology	7-10 years	$18,687	$(12,281)	$6,406
Customer relationships	10-20 years	24,119	(10,434)	13,685
Trade names and trademarks	25 years-indefinite	12,893	(2,139)	10,754
Non-competition agreements	2-5 years	50	(48)	2
Total intangible assets, net				$30,847

Intangible assets and accumulated amortization by category as of December 31, 2017 is as follows:

		Gross		Net
	Useful	Carrying	Accumulated	Carrying
	lives	Amount	Amortization	Amount
Patented and unpatented technology	7-10 years	$18,458	$(12,011)	$6,447
Customer relationships	10-20 years	23,837	(9,907)	13,930
Trade names and trademarks	25 years-indefinite	12,724	(2,090)	10,634
Non-competition agreements	2-5 years	50	(47)	3
Total Intangible assets				$31,014

Amortization expense for intangible assets was $718 and $940 for the three months ended March 31, 2018 and 2017, respectively.

Changes in goodwill for the three months ended March 31, 2018 are as follows:

Total
Balance January 1, 2018	$43,569
Effect of change in exchange rates	790
Balance March 31, 2018	$44,359

8. Equity Method Investments

ASV Holdings -The Company accounted for its investment in ASV during the period (May 17, 2017 to February 26, 2018) that it owned 21.2% of ASV as an equity investment.   Under the equity method, the Company’s share of the net income (loss) of ASV is recognized as income (loss) in the Company’s statement of operations and added to investment account, and dividends received from ASV are treated as a reduction of the investment account.  ASV’s earnings are recorded on a one quarter lag as ASV may not report earnings in time to be included in the Company’s financial statements for any given reporting period.   During the quarter ended March 31, 2018, the Company recorded its proportional share of ASV’s loss for the quarter ended December 31, 2017 and recorded amortization related temporary differences.

On May 17, 2017, the Company’s investment in ASV exceeded the proportional share of ASV’s net assets by $862.  The following table provides details of fair market adjustment made to reconcile this difference and subsequent amortization of the fair market adjustments:

The following tables present ASV summary income statement information:

For the three months ended
December 31, (2)
2017
Net sales	$30,455
Gross profit	4,146
Net income	(796)

Net income attributable to the Company (1)	(169)
Amortization of FMV adjustment	(35)
Income recognized by the Company	$(204)

(1)	Represents 21.22% of ASV’s loss for the quarter ended December 31, 2017.
(2)	The Company's policy is to record our earnings based on a one quarter lag.

Between February 26 and 28, 2018, the Company sold 1,000,000 shares of ASV stock reducing the Company’s investment to approximately 11.0% and ceased accounting for its investment in ASV as an equity method investment.  See Note 18, Discontinued Operations and Partial Disposition of the Remaining Equity Investment.

9. Accrued Expenses

	March 31, 2018	December 31, 2017
Accounts payable:
Trade	$45,403	$35,386
Bank overdraft	472	—
Total accounts payable	$45,875	$35,386

Accrued payroll	$1,437	$1,198
Accrued employee benefits	729	1,317
Accrued bonuses	45	180
Accrued vacation	1,403	1,214
Accrued interest	427	414
Accrued commissions	350	560
Accrued expenses—other	1,654	2,045
Accrued warranty	2,119	2,030
Accrued income taxes	255	—
Accrued taxes other than income taxes	1,073	969
Accrued product liability and workers compensation claims	350	143
Total accrued expenses	$9,842	$10,070

10. Accrued Warranty

The accrued warranty liability is established using historical warranty claim experience; however, the current provision may be adjusted to take into consideration unusual or non-recurring events in the past or anticipated changes in future warrant claims.

	For the three months ended
	March 31,
	2018	2017
Balance January 1,	$2,030	$1,568
Accrual for warranties issued during the period	760	194
Warranty services provided	(808)	(427)
Changes in estimate	122	60
Foreign currency translation	15	9
Balance March 31,	$2,119	$1,404

11. Credit Facilities and Debt

U.S.  Credit Facilities

At March 31, 2018, the Company and its U.S. subsidiaries have a Loan and Security Agreement, as amended, (the “Loan Agreement”) with The CIBC Bank USA (“CIBC”), formally known as “The Private Bank and Trust Company”.  The Loan Agreement provides a revolving credit facility with a maturity date of July 20, 2019.   The aggregate amount of the facility is $25,000.

The maximum borrowing available to the Company under the Loan Agreement is limited to: (1) 85% of eligible receivables; plus (2) 50% of eligible inventory valued at the lower of cost or net realizable value subject to a $17,500 limit; plus (3) 80% of eligible used equipment, as defined, valued at the lower of cost or market subject to a $2,000 limit.  At March 31, 2018, the maximum the Company could borrow based on available collateral was $25,000.  At March 31, 2018, the Company had borrowed $12,480 under this facility.  The Company’s collateral is subject to a $5,000 reserve until the Fixed Charge Coverage ratio exceeds 1.10 to 1.00.  The indebtedness under the Loan Agreement is collateralized by substantially all of the Company’s assets, except for the certain assets of the Company’s subsidiaries.

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

The underlying reference rate for our base rated borrowings at March 31, 2018 was 5.75%.  At March 31, 2018, the Company had four outstanding advances with interest tied to LIBOR.  The contracts had an underlying LIBOR rate of 4.81%.  In addition, CIBC assesses a 0.50% unused line fee that is payable monthly.

The Loan Agreement subjects the Company and its domestic subsidiaries to a quarterly EBITDA covenant (as defined).  The quarterly EBITDA covenant (as defined) are $2,000 for all quarters starting with the quarter ended September 30, 2017 ended   through the end of the agreement. Additionally, the Company and its domestic subsidiaries are subject to a Fixed Charge Coverage ratio of 1.05 to 1.00 measured on an annual basis beginning December 31, 2017, followed by a Fixed Charge Coverage ratio of 1.15 to 1.00 measured quarterly starting March 31, 2018 (based on a trailing twelve month basis) through the term of the agreement.  The Loan Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, pay dividends or make distributions, repurchase stock, in each case subject to customary exceptions for a credit facility of this size.

The Loan Agreement has a Letter of Credit facility of $3,000, which is fully reserved against availability.

Note Payable—Bank

At March 31, 2018, the Company has a $422 term note payable to a bank. The Company is required to make eleven monthly payments of $35 that began on October 1, 2017 and a $182 payment in January and April 2018. The note dated October 1, 2017 had an original principal amount of $719 and an annual interest rate of 5.26%. Proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest in the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums.

Note Payable—Winona Facility Purchase

At March 31, 2018, Badger has a balance on note payable to Avis Industrial Corporation of $444.  Badger is required to make 60 monthly payments of $10 that began on August 1, 2017.  The note dated July 26, 2017, had an original principal amount of $500 and annual interest rate of 8.00%.  The note is guaranteed by the Company.

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

PM Group Short-Term Working Capital Borrowings

At March 31, 2018, PM Group had established demand credit and overdraft facilities with seven Italian banks and eight banks in South America. Under the facilities, PM Group can borrow up to approximately €29,331 ($36,136) for advances against invoices, and letter of credit and bank overdrafts. These facilities are divided into three types: working capital facilities, cash facilities and guarantee facilities. Interest on the Italian working capital facilities, cash facilities and guarantee facilities is charged at the 3-month Euribor plus 175 or 200 basis points, 3-month Euribor plus 350 basis points, and 150 basis points, respectively.   Interest on the South American facilities is charged at a flat rate of points for advances on invoices ranging from 10%-32%.

At March 31, 2018, the Italian banks had advanced PM Group €15,185 ($18,708), at variable interest rates, which currently range from 1.42% to 1.67%. At March 31, 2018, the South American banks had advanced PM Group €3,285 ($4,047). Total short-term borrowings for PM Group were €18,470 ($22,755) at March 31, 2018.

PM Group Term Loans

At March 31, 2018, PM Group has a €10,451 ($12,875) term loan with two Italian banks, BPER and Unicredit. The term loan is split into a note and a balloon payment and is secured by PM Group’s common stock and building.  Accrued interest on these borrowings through the date of acquisition at January 15, 2015, totaled €358 ($430) and is payable in semi-annual installments beginning June 2019 and ending December 2019.

The note and balloon payment have an outstanding principal balance of €7,449 ($9,177) and €3,002 ($3,698), respectively.  Both are charged interest at a fixed rate of 3.5%, with an effective rate of 3.5% at March 31, 2018. The note is payable in annual installments of principal €958 for 2019, €991 for 2020, €1,026 for 2021, €1,062 for 2022, €1,099 for 2023, €1,137 for 2024, and €1,177 for 2025.  The balloon payment is payable in a single payment of €3,002 in 2026.

An adjustment in the purchase accounting to value the non-interest bearing debt at its fair market value was made. At January 15, 2015 it was determined that the fair value of the debt was €1,460 or $1,562 less than the book value. This reduction is not reflected in the above descriptions of PM debt. This discount is being amortized over the life of the debt and being charged to interest expense. As of March 31, 2018, the remaining balance was €471 or $580 and has been offset to the debt.

At March 31, 2018, PM Group has unsecured borrowings with three Italian banks totaling €12,566 ($15,481). Interest on the unsecured notes is charged at a stated and effective rate of 3.5% at March 31, 2018.   €450 of the remaining €900 principal due to one bank will be forgiven on December 31, 2018, provided the remaining €450 of principal and any borrowings outstanding under the short-term working capital facilities are repaid by December 31, 2018.

Annual payments of €1,731 are payable beginning in 2019 and ending in 2025.

PM Group is subject to certain financial covenants as defined by the debt restructuring agreement including maintaining (1) Net debt to EBITDA, (2) Net debt to equity, and (3) EBITDA to net financial charges ratios. The covenants are measured on a semi-annual basis beginning on December 31, 2018.

At March 31, 2018, Autogru PM RO, a subsidiary of PM Group, has two notes. The first note is payable in 60 monthly principal installments of €8 ($10), plus interest at the 1-month Euribor plus 300 basis points, effective rate of 3.00% at March 31, 2018, maturing October 2020. At March 31, 2018, the outstanding principal balance of the note was €262 ($322). The second note is payable in monthly installments of €6 ($7) starting from October 2017 and ending in December 2017, three installments of €9 ($11) starting from January 2018 and ending in June 2018 and one final payment of €395 ($487) in June 2018. The note is charged interest at the 1-month Euribor plus 250 basis points, effective rate of 2.50% at March 31, 2018.  At March 31, 2018, the outstanding principal balance of the note was €455 ($561).

PM has an interest rate swap with a fair market value at March 31, 2018 of €4 or $5 which has been included in debt.

At March 31, 2018 PM Argentina Sistemas de Elevacion, a subsidiary of PM Group has a note payable. The note is payable in five quarterly installments of €79 ($97) starting from April 2018 and ending in April 2019, the note is charged interest at 28.50% at March 31, 2018.  At March 31, 2018, the outstanding principal balance of the note was €367 ($452).

Valla Short-Term Working Capital Borrowings

At March 31, 2018, Valla had established demand credit and overdraft facilities with two Italian banks. Under the facilities, Valla can borrow up to approximately €870 ($1,072) for advances against orders, invoices and bank overdrafts. Interest on the Italian working capital facilities is charged at a flat percentage rate for advances on invoices and orders ranging from 4.50% - 4.75%. At March 31, 2018, the Italian banks had advanced Valla €506 ($623).

Valla Term Loans

At March 31, 2018, Valla has a term loan with Carisbo.  The note is payable in quarterly principal installments beginning on October 30, 2017 of €8 ($10), plus interest at the 3-month Euribor plus 470 basis points, effective rate of 4.37% at March 31, 2018. The note matures on January 2021. At March 31, 2018, the outstanding principal balance of the note was €94 ($116).

Capital leases

Georgetown facility

The Company leases its Georgetown facility under a capital lease that expires on April 30, 2028.  The monthly rent is currently $66 and is increased by 3% annually on September 1 during the term of the lease.   At March 31, 2018, the outstanding capital lease obligation is $5,152.

Equipment

The Company has entered into a lease agreement with a bank pursuant to which the Company is permitted to borrow 100% of the cost of new equipment with 48 month repayment periods. At the conclusion of the lease period, for each piece of equipment the Company is required to purchase that piece of leased equipment for one dollar.

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

The following is a summary of amounts financed under equipment capital lease agreements:

				Balance as of
	Amount Borrowed	Repayment Period	Amount of Monthly Payment	March 31, 2018
New equipment	$896	48	$18	$607

As of March 31, 2018, the Company has one additional capital lease with total capitalized lease obligations of $11.

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

As of March 31, 2018 and December 31, 2017, the note had a remaining principal balance of $7,043 and $7,005 an unamortized discount of $457 and $495, respectively.

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

As of March 31, 2018, the note had a remaining principal balance of $14,634 (less $269 debt issuance cost for a net debt of $14,365) and an unamortized discount of $366, compared to a remaining balance of $14,604 (less $294 debt issuance cost for a net debt of $14,310) and an unamortized discount of $396 at December 31, 2017.

13. Income Taxes

For the three months ended March 31, 2018, the Company recorded an income tax provision (benefit) of ($301), which included a discrete income tax provision of $23.  For the three months ended March 31, 2017, the Company recorded an income tax provision (benefit) of $90.  The calculation of the overall income tax benefit for the three months ended March 31, 2018 primarily consists of a foreign income tax benefit partially offset by a discrete income tax provision.

The effective tax rate for the three months ended March 31, 2018 was an income tax benefit of 16.9% compared to an income tax benefit of 2.8% in the comparable prior period.  The effective tax rate for the three months ended March 31, 2018 differs from the U.S. statutory rate of 21% primarily due to the mix of domestic and foreign earnings, nondeductible foreign permanent differences, and domestic losses for which the Company is not recognizing an income tax benefit.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted into law. In response to the enactment of the Act, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 118, which provides guidance on accounting for the tax effects of the Act. The purpose of SAB No. 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes in the reporting period in which the Act was enacted. SAB No. 118 addresses situations where the accounting is incomplete for certain income tax effects of the Act upon issuance of a company’s financial statements for the reporting period that includes the enactment date. SAB No. 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the Act. Additionally, SAB No. 118 allows for a measurement period to finalize the impacts of the Act, not to extend beyond one year from the date of enactment.

The Company’s accounting for certain elements of the Act was incomplete as of the period ended December 31, 2017, and remains incomplete as of March 31, 2018. However, the Company was able to make reasonable estimates of the effects and, therefore, recorded provisional estimates for these items at December 31, 2017.

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective tax rate that the Company expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments for changes in estimate as necessary. The 2018 estimated annual effective tax is based upon the Company’s anticipated earnings both in the U.S. and in foreign jurisdictions.

The Company’s total unrecognized tax benefits as of March 31, 2018 and 2017 were approximately $1,016 and $983 which, if recognized, would affect the Company’s effective tax rate. Included in the unrecognized tax benefits is a liability for the PM Group’s potential Italian corporate income tax (IRES) and Italian regional production tax (IRAP) audit adjustments for the tax year 2013 and Romania for tax years 2012-2016. In July, 2017, the Company received notification from the Internal Revenue Service that its tax return for the year ended December 31, 2015 has been selected for examination.  Favorable resolution of an unrecognized tax benefit could be recognized as a reduction in tax provision and effective tax rate in the period of resolution. Unfavorable settlement of an unrecognized tax benefit could increase the tax provision and effective tax rate and may require the use of cash in the period of resolution.

14. Net (Loss) Earnings per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of convertible debt and restricted stock units. Details of the calculations are as follows:

	Three Months Ended March 31,
	2018	2017
Net income (loss) attributable to shareholders of Manitex International, Inc.
Net loss from continuing operations attributable to shareholders of Manitex International, Inc.	$(1,485)	$(3,425)
Income from operations of discontinued operations, net of income taxes	—	251
Less: (income) attributable to noncontrolling interest from discontinued operations	—	(114)
Income from operations of discontinued operations attributable to shareholders of Manitex International, Inc., net of income taxes	—	137
Net loss attributable to shareholders of Manitex International, Inc.	$(1,485)	$(3,288)

Earnings (loss) per share
Basic
Loss from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.09)	$(0.21)
Earnings from operations of discontinued operations attributable to shareholders of Manitex International, Inc., net of income taxes	$—	$0.01
Loss attributable to shareholders of Manitex International, Inc.	$(0.09)	$(0.20)

Diluted
Loss from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.09)	$(0.21)
Earnings from operations of discontinued operations attributable to shareholders of Manitex International, Inc., net of income taxes	$—	$0.01
Loss attributable to shareholders of Manitex International, Inc.	$(0.09)	$(0.20)
Weighted average common shares outstanding
Basic	16,666,937	16,559,343

Diluted
Basic	16,666,937	16,559,343
Dilutive effect of restricted stock units	—	—
	16,666,937	16,559,343

There are 104,011 and 266,397 restricted stock units which are anti-dilutive and therefore not included in the average number of diluted shares shown above for the three months ended March 31, 2018 and March 31, 2017, respectively.

15. Equity

Stock Issued to Employees and Directors

The Company issued shares of common stock to employees and Directors as restricted stock units issued under the Company’s 2004 Incentive Plan vested. Upon issuance entries were recorded to increase common stock and decrease paid in capital for the amounts shown below. The following is a summary of stock issuances that occurred during the period:

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
January 1, 2018	Employees	12,536	$159
January 1, 2018	Directors	4,420	56
January 4, 2018	Directors	7,675	47
January 4, 2018	Employees	26,215	159
January 15, 2018	Directors	6,600	59
		57,446	$480

On January 4, 2018, the Company granted 2,500 restricted stock units that vested immediately to a consultant.  These shares had a value of $23 based on closing share price of $9.39.

Stock Repurchase

The Company purchases shares of Common Stock from certain employees at the closing share price on the date of purchase. The stock is purchased from the employees to satisfy employees’ withholding tax obligations related to stock issuances described above.    The below table summarizes shares repurchased from employees during the current year through March 31, 2018:

Date of Purchase	Shares Purchased	Closing Price on Date of Purchase
January 1, 2018	3,183	$9.60
January 4, 2018	5,709	$9.39
	8,892

Equity was decreased by $84, the aggregated value of the shares reflected in the table above.

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

Restricted Stock Awards

The following table contains information regarding restricted stock units:

March 31, 2018
Outstanding on January 1, 2018	168,763
Units granted during the period	2,500
Vested and issued	(51,054)
Vested-issued and repurchased for income tax withholding	(8,892)
Forfeited	(7,306)
Outstanding on March 31, 2018	104,011

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $123 and $229 for the three months ended March 31, 2018 and 2017, respectively.  Additional compensation expense related to restricted stock units will be $315 and $138 for the remainder of 2018 and 2019, respectively.

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

On May 5, 2011, the Company entered into two separate settlement agreements with two plaintiffs. As of March 31, 2018, the Company has a remaining obligation under the agreements to pay the plaintiffs an aggregate of $1,330 without interest in 14 annual installments of $95 on or before May 22 of each year. The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total payment will be charged to interest expense over payment period.

It is reasonably possible that the “Estimated Reserve for Product Liability Claims” may change within the next 12 months. A change in estimate could occur if a case is settled for more or less than anticipated, or if additional information becomes known to the Company.

Romania Income Tax Audit

As described in Note 13, Income Taxes, the Company increased its unrecognized tax benefits in connection with the Romanian tax audit and pending legal proceedings.

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

SEC Inquiry

In December of 2017, the Company received an inquiry from the SEC requesting certain information in connection with the Company’s previously announced restatement of prior financial statements and is complying with such request.

17. Transactions between the Company and Related Parties

In the course of conducting its business, the Company has entered into certain related party transactions.

C&M is a distributor of Terex rough terrain and truck cranes.  As such, C&M purchases cranes and parts from Terex. Additionally, The Company has a convertible note with a face amount of $7,500 payable to Terex.  See Note 12 for additional details.

During the quarter ended March 31, 2017, the Company was the majority owner of ASV and, therefore, ASV is not a related party during that period.  In May 2017, the Company reduced is its ownership interest in ASV to 21.4% and further reduced its ownership to approximately 11% in February 2018.   As such, ASV is a related party beginning in the quarter ended June 30, 2017.  The Company did not have any transactions with ASV during the quarter ended March 31, 2018.

As of March 31, 2018, and December 31, 2017, the Company had accounts receivable and accounts payable with related parties as shown below:

		March 31, 2018	December 31, 2017
Accounts Receivable		$—	$26

Accounts Payable	Terex	$92	$100
	SL Industries and BGI (1)	—	1,257
		$92	$1,357
Net Related Party Accounts Payable		$92	$1,331

(1)

These companies are controlled by a former executive officer of the Company.  The former officer retired effective December 31, 2016 but provided consulting services to the Company through April 30, 2017.  Although the Company continues to purchase from SL Industries and BGI, these entities are not now related parties. Therefore, accounts payable to these companies are included in trade payables in 2018.

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

		Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Rent paid:	Bridgeview Facility (2)	$66	$65

Purchases from:	Terex	$143	$69

(2)

The Company leases its 40,000 sq. ft. Bridgeview facility from an entity controlled by Mr. David Langevin, the Company’s Chairman and CEO. Pursuant to the terms of the lease, the Company makes monthly lease payments of $22. The Company is also responsible for all the associated operations expenses, including insurance, property taxes, and repairs. The lease will expire on June 30, 2020 and has a provision for six one year extension periods. The lease contains a rental escalation clause under which annual rent is increased during the initial lease term by the lesser of the increase in the Consumer Price Increase or 2.0%. Rent for any extension period shall however, be the then-market rate for similar industrial buildings within the market area. The Company has the option, to purchase the building by giving the Landlord written notice at any time prior to the date that is 180 days prior to the expiration of the lease or any extension period. The Landlord can require the Company to purchase the building if a Change of Control Event, as defined in the agreement occurs by giving written notice to the Company at any time prior to the date that is 180 days prior to expiration of the lease or any extension period. The purchase price regardless whether the purchase is initiated by the Company or the landlord will be the Fair Market Value as of the closing date of said sale.

Note Payable to Terex

As of March 31, 2018, the Company had a convertible note payable of $7,043 (net of unamortized debt discount) to Terex.  See Note 12 for additional details regarding this convertible note.

18. Discontinued Operations and Partial Disposition of the Remaining Equity Investment

Sale of Partial Interest in ASV Holdings

On May 17, 2017, the Company and ASV completed the previously announced underwritten initial public offering (the “Offering”) of 3,800,000 shares of ASV common stock, including 2,000,000 shares sold by the Company. The Company received proceeds net of commissions of $13,020 from the Offering.  Additionally, the Company had legal and other expense associated with transaction of $128.  In conjunction with the sale, the Company recognized a pre-tax loss of $1,133 and recognized a $23 tax benefit.  The condensed consolidated statement of operations for the three months ended March 31, 2017 reflects ASV as discontinued operations.

Following the sale of the above referenced shares, the Company had significant continuing involvement with ASV in the form of an equity investment (21.2% ownership in ASV).  At the time of the above transaction, the Company’s plans were to hold the remaining shares it owned in ASV for an indefinite period.

The following is the detail of major line items that constitute income from discontinued operations:

For the Three Months Ended March 31,
2017
Net revenues	$28,010
Cost of sales	23,719
Research and development costs	520
Selling, general and administrative expenses	2,623
Interest expense	(878)
Other (expense) income	(38)
Income from discontinued operations before income taxes	232
Income benefit expense related to discontinued operations	(19)
Net loss on discontinued operations	$251

Partial Disposition of the Remaining Equity Investment

Over the period from February 26 to 28, 2018, the Company sold an aggregate of 1,000,000 shares of ASV in privately-negotiated transactions with institutional purchasers.  All such shares were sold for $7.00 per share.  Following such sale transactions, the Company owns an aggregate of 1,080,000 shares of ASV which equates to approximately 11.0% percent of ASV.  After this transaction, the investment in ASV is no longer accounted for under the equity method. The Company recognized a pretax loss of $205 (which includes the $118 of commissions paid) in connection with sale of these shares.  The Company was not able to record a tax benefit for this loss.

Going forward, the Company’s remaining investment in ASV is shown on the condensed consolidated balance sheet as a marketable equity security that will be marked to market (fair value) each reporting period.  Gains and losses related to fair value adjustments on marketable equity securities are recorded into income each reporting period.  The Company recognized a $186 gain during the quarter ended March 31, 2018.

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

Consolidated Variable Interest Entity

Even though it has no ownership interest in SVW Crane & Equipment Company (together with its wholly owned subsidiary, Rental Consulting Service Company, “SVW”), the Company had the power to direct the activities that most significantly impact SVW’s economic performance. Additionally, the Company was the primary beneficiary of the SVW relationship. SVW obtained third party financing, which was effectively guaranteed by the Company, on specific cranes the Company manufactured and remitted the loan proceeds to the Company. Other than its business transactions described herein, SVW had no other substantial business operations. The Company determined that SVW was a Variable Interest Entity (“VIE”) that under current accounting guidance needed to consolidate in the Company’s financial results.  SVW was consolidated into the Company’s financial results beginning in the first quarter of 2016 through the fourth quarter of 2017.  By December 31, 2017, SVW ceased operations and is not a consolidated VIE after December 31, 2017.

Discontinued operations

For the three months ended March 31, 2017, ASV is presented in the Company’s financial statements as a discontinued operation.  On May 17, 2017, the Company began accounting for its investment in ASV under the equity method as the Company sold shares of ASV that reduced its ownership percentage from 51% to 21.2%. From February 26 to 28, 2018, the Company sold an additional 1,000,000 shares of ASV stock, which reduced its ownership percentage to approximately 11.0%.  The Company ceased accounting for its investment in ASV under the equity method and now treats its investment as marketable equity securities.

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

Economic Conditions

During the first nine months of 2017 oil prices were in the $50 range but began to strengthen considerably during the fourth quarter of the year.  Oil prices at the end of 2017 topped $61 per barrel.  The sell-off of excess equipment from the energy sector continued through most of 2017 but the effects diminished throughout the year.  The market for boom trucks continued to improve throughout 2017 but remained below normal levels.  Orders, however, increased significantly in the fourth quarter of 2017 and going into 2018 demand for boom trucks continues to increase.

In 2017, the demand for knuckle boom cranes was up modestly in all the markets that PM sells into except for the Middle East.  The demand from the Middle East market was consistent with the prior year but remains significantly depressed.  During 2017, demand from Western and North Europe, were PM largest markets was the strongest. Although there was growth in the other PM markets, the demand from these markets has not returned to levels achieved in the past.   PM’s markets appear to be stable or growing modestly during early 2018.

The Company’s backlog has increased to $87.9 million at March 31, 2018.  This is substantial increase compared to the $61.5 million and $50.3 million at December 31, 2017 and September 30, 2017, respectively.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Net loss from continuing operations for the three month periods ended March 31, 2018 and 2017

For the three months ended March 31, 2018 and 2017 the Company had a net loss from continuing operations of $1.5 million and $3.4 million, respectively.

For the three months ended March 31, 2018, the net loss from continuing operations of $1.5 million consisted of revenue of $56.7 million, cost of sales of $45.6 million, research and development costs of $0.7 million, SG&A expenses of $10.0 million, interest expense of $1.6 million, a foreign currency loss of $0.1 million, other loss of $0.3 million, loss from the ASV equity investment of $0.4 million, income tax benefit of $0.3 million and a gain in change in fair value of securities held of $0.2 million.

For the three months ended March 31, 2017, the net loss from continuing operations of $3.4 million consisted of revenue of $40.1 million, cost of sales of $32.7 million, research and development costs of $0.7 million, SG&A expenses of $8.9 million, interest expense of $1.2 million, foreign currency loss of $0.1 million, other income of $0.3 million and income tax expense of $0.2 million.

Net revenues and gross profit —For the three months ended March 31, 2018, net revenues and gross profit were $56.7 million and $11.1 million, respectively. Gross profit as a percent of revenues was 19.6% for the three months ended March 31, 2018. For the three months ended March 31, 2017, net revenues and gross profit were $40.1 million and $7.4 million, respectively. Gross profit as a percent of revenues was 18.4% for the three months ended March 31, 2017.

Net revenues increased $16.6 million or 41.3% to $56.7 million for the three months ended March 31, 2018 from $40.1 million for the comparable period in 2017. The increase is primarily due to an increase in straight mast cranes revenues.   The increase is due to an improvement in market conditions addressed above under the heading “Economic Conditions”.  The revenues for the three months ended March 31, 2018 were also favorably impacted by a stronger Euro, which accounted for approximately $3.0 million of the increase in revenue.

Our gross profit increased $3.7 million to $11.1 million for the three months ended March 31, 2018 from $7.4 million for the comparable period in 2017. The increase in gross profit is attributable to an increase in revenues and a 1.2% improvement in gross profit percentage. The improvement in the gross profit percent is primarily due to an increase in the gross margin percentage generated on the sale of straight mast cranes.  Boom truck margins were favorably impacted by an increase in production volume and improved pricing.  Pricing improved in 2018, largely the result of a decrease in discounts being offered during 2018.

Research and development —Research and development was $0.7 million for the three months ended March 31, 2018 consistent with $0.7 million for the same period in 2017. The Company’s research and development spending reflects our continued commitment to develop and introduce new products that give the Company a competitive advantage.

Selling, general and administrative expense —Selling, general and administrative expense for the three months ended March 31, 2018 was $10.0 million compared to $8.9 million for the comparable period in 2017, an increase of $1.1 million. The 2017 period, included approximately $0.5 million incurred to participate in the ConExpo held in March 2017.  The ConExpo show, which is held every three years, was held in Las Vegas in March of this year. This show is an international gathering place for the construction industries. It is estimated that 130,000 professionals from around the world attended the show. The increase is primarily related to cost related to the Company’s Financial Statement Restatement of approximately $1.0 million and costs related to PM’s debt restructuring of $0.5 million.  Other significant factor affecting selling general and administrative expenses largely offset.  These factors include an adverse exchange rate impact of $0.7 million and higher selling, general administrative expenses in the United States offset by decreased expenses in Italy.  The increase in the United States is attributed to significantly higher revenues from the sales of straight mast cranes.  The decrease in Italy is attributed to the Company’s restructuring activities.

Operating income (loss) —For the three months ended March 31, 2018 and 2017 the Company had operating income of $0.5 million compared with operating loss of $2.2 million, respectively. Operating income increased due to changes in revenue, cost of sales and operating expenses explained above.

Interest expense —Interest expense was $1.6 million for the three months ended March 31, 2018 compared to $1.2 million for the comparable period in 2017.   In 2017, Interest expense was reduced by a $0.4 million gain on interest rate swaps that the Company held.

Foreign currency transaction losses —For the three months ended March 31, 2018, the Company had foreign currency losses of $0.1 million compared to $0.1 million for the comparable period in 2017.  As previously stated, the Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in a currency other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds. A substantial portion of the losses relate to changes in the Argentinian peso.  The Company has not been able to identify a strategy to effectively hedge the currency risks related to the Argentinian peso.

Other income— For the three months ended March 31, 2018, the Company had income of $0.2 million from change in fair value of securities held and other loss of $0.3 million compared to other income of $0.3 million for the comparable period in 2017.

Income tax — For the three months ended March 31, 2018 and 2017 the Company recorded an income tax provision (benefit) of ($0.3) and $0.1 million, respectively. The calculation of the overall income tax benefit primarily consists of a foreign income tax benefit partially offset by a discrete income tax provision.

The effective tax rate for three months ended March 31, 2018 was an income tax benefit of 16.9% compared to an income tax expense of 2.8% in the comparable prior period. The effective tax rate for the three months ended March 31, 2018 differs from the U.S. statutory rate of 21% primarily due to the mix of domestic and foreign earnings, nondeductible foreign permanent differences, and domestic losses for which the Company is not recognizing an income tax benefit.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted into law. In response to the enactment of the Act, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 118, which provides guidance on accounting for the tax effects of the Act. The purpose of SAB No. 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes in the reporting period in which the Act was enacted. SAB No. 118 addresses situations where the accounting is incomplete for certain income tax effects of the Act upon issuance of a company’s financial statements for the reporting period that includes the enactment date. SAB No. 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the Act. Additionally, SAB No. 118 allows for a measurement period to finalize the impacts of the Act, not to extend beyond one year from the date of enactment.

The Company’s accounting for certain elements of the Act was incomplete as of the period ended December 31, 2017, and remains incomplete as of March 31, 2018. However, the Company was able to make reasonable estimates of the effects and, therefore, recorded provisional estimates for these items at December 31, 2017.

Income (loss) from equity investments—-For the three months ended March 31, 2018 the Company had losses of $0.4 million. Income for the three months ended March 31, 2018 was from losses from equity investment in ASV Holdings (see Notes 2 and 8).

Net loss from continuing operations —For the three months ended March 31, 2018 and 2017 the Company had a net loss of $1.5 million compared to a net loss of $3.4 million, respectively. The change is explained above.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash were $2.5 million at March 31, 2018 compared to $5.5 million at December 31, 2017. In addition, the Company has a U.S. revolving credit facility with maturity date of July 20, 2019. At March 31, 2018 the Company had approximately $11.9 million available to borrow under its revolving credit facility. Additionally, the Company has a marketable equity investment in ASV common stock with a market value at March 31, 2018 of $7.8 million. The Company’s shares of ASV are covered by an effective resale registration statement and there are no restrictions that would prevent the Company from selling the ASV stock it holds.

At March 31, 2018, the PM Group had established working capital facilities with seven Italian and eight South American banks. Under these facilities, the PM Group can borrow $36.1 million against orders, invoices and letters of credit. At March 31, 2018, the PM Group had received advances of $22.8 million. Future advances are dependent on having available collateral.

During the three months ended March 31, 2018, total debt decreased by $2.3 million to $93.6 million at March 31, 2018, from $95.9 million at December 31, 2017.

The following is a summary of the net decrease in our indebtedness from December 31, 2017 to March 31, 2018:

Facility	Increase/ (decrease)
U.S. Revolver	$(0.4)	million
Note payable—bank (insurance premiums)	(0.2)	million
Note payable—Badger	(0.1)	million
Capital leases-buildings	—
Capital leases-equipment	(0.1)	million
Convertible note-Terex	—
Convertible note-Perella	—
PM working capital (See note 11 for details)	(1.8)	million
PM other debt (See note 11 for details)	0.3	million
Valla note payable	—	million
Valla working capital borrowings	(0.4)	million
	$(2.7)	million
Debt issuance costs	0.4	million
	$(2.3)	million

(1)

The amounts on the above table are calculated by determining the differences between the U.S. dollar amounts or in case of foreign debt the difference in U.S, amount of local currency debt for March 31, 2018 and December 31, 2017 converted at the exchange rate as of the two respective balance sheet dates. The net change on the above tables agrees to the change in debt that appears on the face of the Company’s balance sheet.

The total change on the above tables differs significantly from the amounts that appear in the financing section of the Company’s Statement of Cash Flow.  This occurs as the changes for Cash Flow statements are calculated in local currency and then converted to dollars at an average exchange rate.  The impact of exchange rate fluctuations is, therefore, isolated and are included in separate line on the cash flow statement.

Outstanding borrowings

The following is a summary of our outstanding borrowings at March 31, 2018:

(In millions)

	Outstanding Balance	Interest Rate	Interest Paid	Principal Payment
U.S. Revolver	$12.5	4.81 to 5.75%	Monthly	July 20, 2019 maturity
Note payable bank (insurance premiums)	0.4	5.26%	Monthly	February 2018 and August 2018 maturity
Convertible note—Terex	7.0	7.5%	Semi-Annual	January 1, 2021 maturity
Convertible note—Perella	14.6	7.5%	Semi-Annual	January 7, 2021 maturity
Capital lease—cranes for sale	0.6	5.5%	Monthly	January 13, 2021 maturity
Capital lease—Georgetown facility	5.2	12.50%	Monthly	$0.06 million monthly payment includes interest. April 30, 2028 maturity
Capital leases—Winona facility	0.4	8.0%	Monthly	$0.01 million monthly
PM unsecured borrowings	15.5	3.5%	Semi-Annual	Variable semi-annual starting June 2017 through December 2021
PM Autogru term loan	0.4	3.00%	Monthly	$0.1 million monthly through October 2020
PM Autogru term loan	0.5	2.50%	Annually	$0.5 monthly payment due June 2018
PM Argentina Note	0.5	28.5%	Quarterly	5 payments beginning April 2018
PM term loans with related accrued interest, interest rate swaps and FMV adjustments	12.8	0 to 3.5%	Semi-Annual	Variable semi-annual starting June 2019 through December 2021. No principal payments scheduled for 2018
PM short-term working capital borrowings	22.8	1.42 to 32.0%	Monthly	Upon payment of invoice
Valla note payable	0.1	4.37%	Quarterly	Over 14 quarterly payments
Valla short-term working capital borrowings	0.6	4.50 to 4.75%	Monthly	Upon payment of invoice or letter of credit
	$93.9
Debt issuance costs	(0.3)

Debt net of issuance costs	$93.6

Future availability under credit facilities

As stated above, the Company had cash of $2.5 million and approximately $11.9 million available to borrow under its credit facility at March 31, 2018.  The Company also has marketable equity securities with market value of $7.8 million that have no restriction that would prevent their sale.

PM Group has their own working capital facilities. As stated above, any future advances against the Italian facilities are dependent on having available collateral. Additionally, the Company is permitted make limited advances to the Italian operation under the Company’s credit facilities. Additional funds can be advanced to the Italian operations provided that the funds come from the sales of the sale of the marketable equity security referenced above.

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

2018

Operating activities consumed $5.5 million of cash for the three months ended March 31, 2018 comprised of net loss of $1.5 million that consumed cash, non-cash items that totaled $1.9 million that generated cash and changes in assets and liabilities of $5.9 million that consumed cash.    The principal non-cash items that generated cash are depreciation and amortization of $1.3 million, amortization of debt discounts of $0.1 million, loss on sale of ASV shares of $0.1 million, loss related to equity investments of $0.2 million, share based compensation of $0.1 million,  amortization of deferred financing costs of $0.1 million offset by decrease in inventory reserves of $0.1 million,  decrease in the net deferred tax liability of $0.1 million and the gain of $0.2 million to mark the marketable equity securities it holds to market.

The change in assets and liabilities consumed $5.9 million.  The changes in assets and liabilities had the following impact on cash flows: accounts receivable consumed $3.8 million, inventory consumed $9.1 million, prepaid expenses consumed $0.7 million, accounts payable generated $8.6 million, accrued expenses consumed $0.1 million, other current liabilities consumed $0.3 million, and other long-term liabilities consumed $0.5 million.

The increases in accounts receivable, inventory and accounts payable are due higher sales experienced during the first quarter 2018 and expect future sale growth.  The increase in prepaid is principally due to an increase in prepaid taxes during the quarter. The decrease in accrued expense is due to the timing of interest payments and changes in various other accrued balances.

Investing activities for the three months ended March 31, 2018 generated $6.9 million of cash.  The Company received $7.0 million in proceeds from the sale of 1,000,000 shares of ASV stock offset by capital expenditures of $0.1 million.

Financing activities consumed $4.2 million in cash for the three months ended March 31, 2018.  Cash was used to decrease borrowings under PM’s working capital facilities by $3.1 million, to reduce borrowings under the Company revolving credit facility by $0.4 million, to make note payments of $0.5 million, to make capital lease payment of $0.1 million and to repurchase $0.1 million of the Company’s stock from employees to satisfy employees’ tax withholding obligations upon vesting of restricted shares.  New borrowing of $0.1 million generated cash.

2017

Operating activities consumed $5.3 million of cash for the three months ended March 31, 2017 comprised of net loss of $3.2 million, non-cash items that totaled $1.5 million and changes in assets and liabilities, which consumed $3.6 million. The principal non-cash items that generated cash are depreciation and amortization of $1.5 million, share based compensation of $0.2 million,  amortization of deferred financing costs of $0.1 million, a decrease in deferred income taxes of $0.1 million, amortization of debt discounts of $0.1 million, an adjustment of a deferred gain of $0.1 million, and a loss on disposal of fixed assets of $0.1 million offset by the gains on revaluation of a contingent acquisition liability of $0.3 million, a decrease in inventory reserves of $0.1 million and a gain on interest rate swaps of $0.4 million.

The change in assets and liabilities consumed $3.6 million.  The changes in assets and liabilities had the following impact on cash flows: accounts receivable consumed $2.5 million, inventory generated $1.4 million, prepaid expenses generated $0.2 million, accounts payable consumed $3.1 million, accrued expenses consumed $0.6 million, other current liabilities generated $0.6 million, and other long-term liabilities consumed $0.5 million.  Discontinued operations generated $1.0 million.  The increase in accounts receivable is the result of an increase in sales as compared to the fourth quarter of 2016.   The decrease in inventory is attributed the Company’s focus on improving working capital including a concerted effort to reduce our inventory.  The decrease in accounts payable is attributed to a decrease in inventory and timing of vendor payments. The decrease in accrued expense is attributed to a number of offsetting changes that resulted in a net decrease in accrued liabilities.  Note 9 to the accompanying Consolidated Financial Statements details the changes in various accrued liabilities.

Investing activities for the three months ended March 31, 2017 consumed $0.3 million of cash, primarily related to purchase of equipment.

Financing activities generated $4.2 million in cash for the three months ended March 31, 2017.  Cash was generated from increases in borrowing under both Company’s revolving credit facility of $1.3 million and Italy’s working capital facilities of $2.8 million, plus the receipt of proceeds of $2.4 million related to a stock offering and $0.7 million in new debt.  New debt is primarily attributed to a new $0.4 million note to finance insurance premiums and an additional $0.2 million in SVW borrowings.   Notes payments of $0.6 million, the repurchase of $0.1 million of stock from employees to satisfy employees’ tax withholding obligations upon vesting of restricted shares and the payment of $0.1 million under capital lease obligations.  Additionally, discontinued operations financing activities consumed $2.2 million.

Related Party Transactions

See Note 17, Transactions between the Company and Related Parties, in the accompanying Condensed Consolidated Financial Statements for a description of the Company’s related party transactions.

Critical Accounting Policies

The existing guidance related to marketable equity securities first became relevant to the Company during the quarter ended March 31, 2018.  See Note 2 in the accompanying Condensed Consolidated Financial Statements which describes the Company’s policy related to marketable equity securities.

Additionally, the guidance that the FASB contained in ASU 2016-08, “Revenue from Contracts with Customers (Topic 606) became effective for the first quarter of 2018.  See Note 3 in in the accompanying Condensed Consolidated Financial Statements which describes the Company’s policy related to revenue recognition following the adoption of ASU 2016-08.

See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for a discussion of the Company’s other critical accounting policies.

Impact of Recently Issued Accounting Standards

See Note 2, New Accounting Standards, in the accompanying Condensed Consolidated Financial Statements for a summary of recently issued accounting standards.

Off-Balance Sheet Arrangements

CIBC has issued 2 standby letters of credit at March 31, 2018.  The first standby letter of credit is $0.625 million in favor of an insurance carrier to secure obligations which may arise in connection with future deductibles payments that may be incurred under Company’s workmen’s compensation insurance policies.  The second standby letter of credit is $0.02 million in favor of a governmental agency to secure obligations which may arise in connection with workmen’s compensation claims.

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

See Note 16 – “Legal Proceedings and other Contingencies” in the accompanying Condensed Consolidated Financial Statements for further information regarding our guarantees.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk disclosures have not materially changed since the 2017 Annual Report on Form 10-K was filed. The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2017.

Item 4—Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including the Chief Executive Officer (principal executive officer) and Vice President of Financial Reporting (principal financial officer), and the Audit Committee of the Board of Directors, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as of March 31, 2018.  The Company’s evaluation has identified certain material weaknesses in its internal control over financial reporting as further described in our Annual Report on Form 10-K for the year ended December 31, 2017. Based on the evaluation of these material weaknesses, the Company has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2018 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on a number of factors, including the completion of the Audit Committee’s internal investigation, our internal review that identified revisions to our previously issued financial statements, and efforts to remediate the material weaknesses in internal control over financial reporting described below we believe the condensed consolidated financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

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

Internal Control and Disclosure Considerations

As previously described in the Company’s Current Report on Form 8-K filed on November 6, 2017, in 2016 the Company sold 39 cranes for total sales revenues of approximately $15 million to a single broker customer in a series of transactions (the “Transactions”) that were each structured as a customary “bill and hold” arrangement. The revenue for the Transactions was originally recognized in 2016. Ten of these units that were sold for an aggregate value of approximately $3 million were returned during 2016 (and were subsequently sold to other customers), such that for 2016, a net of 29 cranes were sold for approximately $12 million. In addition, the Company made various payments to the broker and its wholly-owned subsidiary that were expensed in 2016 and 2017. Furthermore, the debt taken on by the broker customer to purchase the cranes was effectively guaranteed by the Company pursuant to certain related agreements. In connection with its review of its financial results for the quarter ended September 30, 2017, the Company became aware that the prior accounting treatment for the Transactions was not correct. Specifically, the Company has concluded that the relationship with the Broker and its wholly-owned subsidiary qualified as a Variable Interest Entity (“VIE”) and should therefore have resulted in a different accounting treatment resulting in the debt of the VIE being reflected in the Company’s condensed consolidated balance sheet. The Company has concluded that the revenue recognition criteria for 2016 sales were not met and payments to the Broker were not expenses of the Company. In addition, disclosures were incomplete.

In connection with the foregoing matters, on November 2, 2017, the Audit Committee of the Board of Directors of the Company, in consultation with the Company’s management and UHY LLP, the Company’s former independent registered public accounting firm, determined that the Company’s previously issued financial statements for the quarters ended March 31, June 30 and September 30, 2016, year ended December 31, 2016 and quarters ended March 31 and June 30, 2017 included in the Company’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q for such periods and together with all three, six and nine-month financial information contained therein (collectively, the “Non-Reliance Periods”) could no longer be relied upon.

Our Chief Executive Officer and Vice President of Financial Reporting has determined that there were deficiencies in our internal control over financial reporting that constitute material weaknesses, as defined by SEC regulations, at March 31, 2018, with respect to procedures for:

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

5. We did not maintain an adequate communication policy with respect to compliance with the Company’s Code of Ethics and availability of the Company’s whistleblower hotline to report compliance issues

Accordingly, our Chief Executive Officer and Vice President of Financial Reporting has concluded that our internal control over financial reporting and disclosure controls and procedures, as defined by SEC regulations, were not effective at March 31, 2018.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

The information set forth in Note 16 (Legal Proceedings and Other Contingencies) to the accompanying Condensed Consolidated Financial Statements included in Part I.  Item 1 “Financial Statements” of this Form 10-Q is incorporated herein by reference.

Item 1A—Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2017.

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

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publically Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1—January 31, 2018	8,892	$9.46	—	—
February 1—February 28, 2018	—	—	—	—
March 1—March 31, 2018	—	—	—	—
	8,892	$9.46	—	—

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

101*

The following financial information from Manitex International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Operations for the three months ended March 31, 2018 and 2017 (ii) Statements of Comprehensive Income (Loss) for three months ended March 31, 2018 and 2017 (ii) Balance Sheets as of March 31, 2018 and December 31, 2017, (iii) Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (iv) Notes to Unaudited Interim Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2018

By:	/s/ David J. Langevin
David J. Langevin
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 10, 2018

By:	/s/ Sherman jung
Sherman Jung
Vice President of Financial Reporting (Principal Financial and Accounting Officer)