Form 10-Q
period 2018-06-30
Manitex International, Inc.
filed 2018-08-08
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of the registrant’s common stock, no par, outstanding at August 2, 2018 was 19,606,518

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Manitex International, Inc. speaks as of June 30, 2018 unless specifically noted otherwise.  Unless otherwise indicated, Manitex International, Inc., together with its consolidated subsidiaries, is hereinafter referred to as “Manitex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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

MANITEX INTERNATIONAL, INC.

FORM 10-Q INDEX

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	Unaudited	Unaudited
ASSETS
Current assets
Cash	$20,630	$5,014
Cash - restricted	308	352
Marketable equity securities	6,253	—
Trade receivables (net)	47,607	46,633
Other receivables	2,898	1,946
Inventory (net)	69,154	54,360
Prepaid expense and other	2,369	2,017
Total current assets	149,219	110,322
Total fixed assets, net of accumulated depreciation of $13,870 and $12,921 for June 30, 2018 and December 31, 2017, respectively	20,850	22,038
Intangible assets (net)	29,042	31,014
Goodwill	42,654	43,569
Equity investment in ASV Holdings, Inc.	—	14,931
Other long-term assets	1,270	1,475
Deferred tax asset	1,839	1,839
Total assets	$244,874	$225,188
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$24,263	$29,131
Current portion of capital lease obligations	398	378
Accounts payable	46,183	35,386
Accounts payable related parties	475	1,331
Accrued expenses	9,570	10,070
Customer deposits	2,556	2,242
Other current liabilities	142	890
Total current liabilities	83,587	79,428
Long-term liabilities
Revolving term credit facilities	—	12,893
Notes payable (net)	26,827	26,656
Capital lease obligations, (net of current portion)	5,279	5,483
Convertible note related party (net)	7,080	7,005
Convertible note (net)	14,419	14,310
Deferred gain on sale of property	906	969
Deferred tax liability	3,558	3,384
Other long-term liabilities	3,883	4,215
Total long-term liabilities	61,952	74,915
Total liabilities	145,539	154,343
Commitments and contingencies
Equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at June 30, 2018 and December 31, 2017	—	—
Common Stock—no par value 25,000,000 shares authorized, 19,606,518 and 16,617,932 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	130,083	97,661
Paid in capital	2,708	2,802
Retained deficit	(31,035)	(28,583)
Accumulated other comprehensive loss	(2,421)	(1,035)
Total equity	99,335	70,845
Total liabilities and equity	$244,874	$225,188

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	Unaudited	Unaudited	Unaudited	Unaudited
Net revenues	$63,904	$52,051	$120,579	$92,170
Cost of sales	51,463	42,647	97,038	75,374
Gross profit	12,441	9,404	23,541	16,796
Operating expenses
Research and development costs	726	596	1,378	1,283
Selling, general and administrative expenses	9,008	8,574	18,994	17,515
Total operating expenses	9,734	9,170	20,372	18,798
Operating income (loss)	2,707	234	3,169	(2,002)
Other (expense) income
Interest expense:
Interest expense	(1,503)	(1,574)	(3,056)	(2,782)
Change in fair value of securities held	(1,588)	—	(1,401)	—
Foreign currency transaction loss	(106)	(256)	(225)	(339)
Interest income and other (loss) income	29	70	(325)	343
Total other expense	(3,168)	(1,760)	(5,007)	(2,778)
Income (loss) before income taxes and income (loss) in equity interest from continuing operations	(461)	(1,526)	(1,838)	(4,780)
Income tax expense (benefit) from continuing operations	506	(36)	205	135
Loss on equity investments (including loss on sale of shares)	—	—	(409)	—
Net loss from continuing operations	(967)	(1,490)	(2,452)	(4,915)
Discontinued operations
Loss from operations of discontinued operations (including loss on disposal for the three and six months 2017 of $1,133)	—	(805)	—	(573)
Income tax benefit	—	6	—	(13)
Loss from discontinued operations	—	(811)	—	(560)
Net loss	(967)	(2,301)	(2,452)	(5,475)
Net income attributable to noncontrolling interest from discontinued operations	—	(160)	—	(274)
Net loss attributable to shareholders of Manitex International, Inc.	$(967)	$(2,461)	$(2,452)	$(5,749)
Earnings (loss) Per Share
Basic
Earnings (loss) from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.05)	$(0.09)	$(0.14)	$(0.30)
Loss from discontinued operations attributable to shareholders of Manitex International, Inc.	$—	$(0.06)	$—	$(0.05)
Net earnings (loss) attributable to shareholders of Manitex International, Inc.	$(0.05)	$(0.15)	$(0.14)	$(0.35)
Diluted
Earnings (loss) from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.05)	$(0.09)	$(0.14)	$(0.30)
Loss from discontinued operations attributable to shareholders of Manitex International, Inc.	$—	$(0.06)	$—	$(0.05)
Net earnings (loss) attributable to shareholders of Manitex International, Inc.	$(0.05)	$(0.15)	$(0.14)	$(0.35)
Weighted average common shares outstanding
Basic	17,734,383	16,553,667	17,200,660	16,512,061
Diluted	17,734,383	16,553,667	17,200,660	16,512,061

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	Unaudited	Unaudited	Unaudited	Unaudited
Net loss:	$(967)	$(2,301)	$(2,452)	$(5,475)
Other comprehensive loss
Foreign currency translation adjustments	(2,022)	1,771	(1,386)	2,114
Total other comprehensive income	(2,022)	1,771	(1,386)	2,114
Comprehensive loss	(2,989)	(530)	(3,838)	(3,361)
Comprehensive (income) attributed to noncontrolling interest	—	(160)	—	(274)
Total comprehensive loss attributable to shareholders of Manitex International, Inc.	$(2,989)	$(690)	$(3,838)	$(3,635)

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2018	2017
	Unaudited	Unaudited
Cash flows from operating activities:
Net loss	$(2,452)	$(5,475)
Adjustments to reconcile net loss to cash used for operating activities:		.
Depreciation and amortization	2,551	2,688
Loss on sale of discontinued operations	—	1,133
Loss on sale of partial interest in equity investment	87	—
Changes in allowances for doubtful accounts	20	53
Changes in inventory reserves	185	(238)
Revaluation of contingent acquisition liability	345	(346)
Deferred income taxes	261	(169)
Amortization of deferred debt issuance costs	179	199
Amortization of debt discount	221	256
Change in value of interest rate swaps	(1)	(408)
Loss from equity investments	204	—
Change in value of securities held	1,401	—
Share-based compensation	391	357
Stock issued to consultant	23	—
Adjustment to deferred gain on sales and lease back	(23)	96
Loss on disposal of assets	1	172
Reserves for uncertain tax provisions	43	54
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,692)	(10,292)
(Increase) decrease in inventory	(15,708)	1,386
(Increase) decrease in prepaid expenses	(360)	(24)
(Increase) decrease in other assets	95	32
Increase (decrease) in accounts payable	10,759	4,472
Increase (decrease) in accrued expense	(50)	(295)
Increase (decrease) in other current liabilities	(406)	211
Increase (decrease) in other long-term liabilities	(647)	(307)
Discontinued operations - cash provided by operating activities	—	3,665
Net cash used for operating activities	(5,573)	(2,780)

Cash flows from investing activities:

Proceeds from the sale of partial interest in equity investment	7,000	—
Proceeds from the sale of discontinued operations (Note 18)	—	12,892
Proceeds from the sale of fixed assets	9	—
Purchase of property and equipment	(434)	(459)
Investment in intangibles other than goodwill	(27)	(41)
Discontinued operations - cash used for investing activities	—	(84)
Net cash provided by investing activities	6,548	12,308
Cash flows from financing activities:
Borrowings on revolving term credit facility	65,200	55,850
Payments on revolving term credit facility	(78,093)	(62,572)
Proceeds from investment in the Company	31,983	—
Net (repayment) borrowings on working capital facilities (See Note 11)	(2,668)	3,209
New borrowings—other	483	751
Debt issuance costs incurred	(50)	(50)
Note payments	(1,417)	(4,853)
Shares repurchased for income tax withholding on share-based compensation	(84)	(128)
Proceeds from stock offering	—	2,426
Payments on capital lease obligations	(183)	(709)
Discontinued operations - cash (used for) financing activities	—	(5,058)
Net cash provided by (used for) financing activities	15,171	(11,134)
Net increase (decrease) in cash and cash equivalents	16,146	(1,606)
Effect of exchange rate changes on cash	(574)	130
Cash and cash equivalents at the beginning of the year	5,366	5,314
Cash and cash equivalents at end of period	$20,938	$3,838

See Note 1 for supplemental cash flow disclosures

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except share and per share data)

1. Nature of Operations and Basis of Presentation

The  Condensed Consolidated Balance Sheet at June 30, 2018 and the related Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2018 and 2017 and Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2018 and 2017 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods.  Interim results may not be indicative of results to be realized for the entire year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  The Condensed Consolidated Balance Sheet as of December 31, 2017 was derived from our audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).  Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation. All references in this report to financial results of periods ending prior to the first quarter of 2018 reflect such results as restated pursuant to the previously announced restatement of such periods.

The Company is a leading provider of engineered lifting solutions and operates as a single business segment.  Operating activities are conducted through the following wholly-owned subsidiaries: Manitex, Inc. (“Manitex”), Badger Equipment Company (“Badger”), PM Group S.p.A. and Subsidiaries (“PM Group”), Manitex Valla S.r.l. (“Valla”), Sabre Manufacturing, LLC (“Sabre”), Crane and Machinery, Inc. (“C&M”), and Crane and Machinery Leasing, Inc. (“C&M Leasing”).

The condensed consolidated financial statements include the accounts of Manitex International, Inc. and subsidiaries in which it has a greater than 50% voting interest (collectively, the “Company”).  All significant intercompany accounts, profits and transactions have been eliminated in consolidation.

Consolidated Variable Interest Entity

Even though it never had an ownership interest in SVW Crane & Equipment Company (together with its wholly owned subsidiary, Rental Consulting Service Company, “SVW”), the Company previously had the power to direct the activities that most significantly impact SVW’s economic performance. Additionally, the Company was the primary beneficiary of its relationship with SVW. SVW obtained third party financing, which was effectively guaranteed by the Company, on specific cranes the Company manufactured and remitted the loan proceeds to the Company. Other than its business transactions described herein, SVW had no other substantial business operations. The Company determined that SVW was a Variable Interest Entity (“VIE”) that under current accounting guidance needed to consolidate in the Company’s financial results. By December 31, 2017, SVW ceased operations and is not a consolidated VIE after December 31, 2017.

Non-Cash Transactions

Non-cash transactions for the periods ended June 30, 2018 and 2017 are as follows:

	Six Months Ended June 30,
	2018	2017
Proportional share of increase in equity investments' paid in capital	$14	$—
Share based compensation paid in connection with Tadano transaction	$200	$—
Equipment held for sale financed on a capital lease	$—	$896

Discontinued Operations

ASV Segment

ASV is located in Grand Rapids, Minnesota and manufactures a line of high quality compact track and skid steer loaders. The products are used in site clearing, general construction, forestry, golf course maintenance and landscaping industries, with general construction being the largest.

Prior to the quarter ended June 30, 2017, the Company owned a 51% interest in ASV Holdings, Inc., which was formerly known as A.S.V., LLC (“ASV”).  On May 11, 2017, in anticipation of an initial public offering, ASV converted from an LLC to a C-Corporation and the Company’s 51% interest was converted to 4,080,000 common shares of ASV.  On May 17, 2017, in connection with its initial public offering, ASV sold 1,800,000 of its own shares and the Company sold 2,000,000 shares of ASV common stock and reduced its investment in ASV to 21.2% interest. ASV was deconsolidated during the quarter ended June 30, 2017 and was recorded as an equity investment starting with the quarter ended June 30, 2017.  Periods ending before June 30, 2017 reflect ASV as a discontinued operation. In February 2018, the Company sold an additional 1,000,000 shares of ASV that it held which reduced the Company’s investment in ASV to approximately 11.0%.  The Company ceased accounting for its investment in ASV under the equity method and now accounts for its investment as a marketable equity security.  See Notes 8 and 18 for additional discussion related to the accounting treatment of the investment in ASV after the sale of the additional shares.

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

Although the Company has never had an ownership interest in S.V.W. Crane & Equipment Company and its wholly owned subsidiary Rental Consulting Services Corporation (collectively “SVW”), the Company previously had the power to direct the activities of SVW that most significantly impacted its economic performance and absorbed the losses.  As such, the Company determined that SVW was a VIE that required consolidation.  SVW obtained financing and remitted the proceeds to the Company using inventory (cranes) owned by the Company as collateral.  The finance companies that hold the loans have a perfected security interest in the inventory and therefore have recourse against this specific inventory. Furthermore, the debt taken on by SVW was effectively guaranteed by the Company pursuant to certain related agreements. By December 31, 2017, SVW ceased operations and is not a consolidated VIE after December 31, 2017.

The Company eliminates from the Company’s financial results all significant intercompany transactions, including the intercompany transactions with consolidated VIEs.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amounts the Company’s customers are invoiced and do not bear interest. Accounts receivable is reduced by an allowance for amounts that may become uncollectible in the future. The Company’s estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where the Company has information that the customer may have an inability to meet its financial obligations. The Company had allowances for doubtful accounts of $47 and $82 at June 30, 2018 and December 31, 2017, respectively.

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

Subsequently, the FASB issued the following standards related to ASU 2016-02: ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842,” (“ASU 2018-01”), ASU 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”) and ASU 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”). ASU 2018-01 permits an entity to elect an optional transition practical expedient under Topic 842 related to existing or expired land easements that were not previously accounted for as leases under Topic 840. ASU 2018-10 clarifies certain guidance within ASU 2016-02 and ASU 2018-11 is intended to reduce costs and ease implementation of ASU 2016-02. The Company will evaluate the impact and adopt ASU 2018-01, ASU 2018-10 and ASU 2018-11 in conjunction with its adoption of ASU 2016-02.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” (“ASU 2018-2”). ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from H.R. 1 “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (commonly known as “Tax Cuts and Jobs Act”). The effective date will be the first quarter of fiscal year 2019. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

Recently Adopted Accounting Guidance

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in ASU 2016-01, among other things, require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; requires public business entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost. The effective date is the first quarter of fiscal year 2018.  The Company adopted this guidance during the quarter ended March 31, 2018. The adoption of this guidance did not have a significant impact on the operating results when adopted.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date”, which amends ASU 2014-09.  As a result, the effective date is the first quarter of 2018, with early adoption permitted.  The Company adopted this guidance during the quarter ended March 31, 2018 on a modified retrospective basis. Adoption of the new standard has had no material impact on our consolidated balance sheet, cash flows statements or net income.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” (“ASU 2016-08”). ASU 2016-08 further clarifies principal and agent relationships within ASU 2014-09. Similar to ASU 2014-09, the effective date is the first quarter of fiscal year 2018 with early adoption permitted in the first quarter of fiscal year 2017. The Company adopted this guidance during the quarter ended March 31, 2018 on a modified retrospective basis. Adoption of the new standard has had no material impact on our consolidated balance sheet, cash flows statements or net income.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing” (“ASU 2016-10”).  The amendments in ASU 2016-10 are expected to reduce the cost and complexity of applying the guidance on identifying promised goods or services in contracts with customers and to improve the operability and understandability of licensing implementation guidance related to the entity's intellectual property.  Similar to ASU 2014-09, the effective date is the first quarter of fiscal year 2018 with early adoption permitted in the first quarter of fiscal year 2017. The Company  adopted this guidance during the quarter ended March 31, 2018 on a modified retrospective basis. The adoption of this guidance did not have a significant impact on the operating results when adopted. The Company’s revenue recognition policy adopted as a result of the New Revenue Standards is presented in Note 3 below.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments,” (“ASU 2016-15”).  ASU 2016-15 reduces the existing diversity in practice in financial reporting by clarifying existing principles in ASC 230, “Statement of Cash Flows,” and provides specific guidance on certain cash flow classification issues.  The effective date for ASU 2016-15 is the first quarter of fiscal year 2018 with early adoption permitted. The Company made an election to use the “Cumulative Earning Approach” to classify distributions received from equity investments.  Other than the aforementioned election (which may have a future impact), the adoption of this guidance during the quarter ended March 31, 2018, did not have an impact on the Company’s Statement of Cash Flows.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740) - Intra-Entity Transfer of Assets Other than Inventory,” (“ASU 2016-16”).  ASU 2016-16 requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (excluding inventory) when the transfer occurs. This is a change from prior GAAP which prohibits recognition of current and deferred income taxes until the asset is sold to a third party.  The effective date for ASU 2016-16 is the first quarter of fiscal year

2018 with early adoption permitted.  The Company adopted this guidance during the quarter ended March 31, 2018. The adoption of this guidance did not have a significant impact on the operating results when adopted.

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

Payment terms offered to customers are defined in contracts and purchase orders and do not include a significant financing component.  At times, the Company may offer discounts which are considered variable consideration however, the Company applies the constraint guidance when determining the transaction price to be allocated to the performance obligations.

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

The following table disaggregates our revenue for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Equipment sales	$54,556	$44,876	$102,986	$77,744
Part sales	8,030	6,014	15,117	11,992
Installation services	1,318	1,161	2,476	2,434
Total Revenue	$63,904	$52,051	$120,579	$92,170

The Company attributes revenue to different geographic areas based on where items are shipped or services are performed.

The following table provides detail of revenues by geographic area for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	$31,111	$25,560	$57,584	$43,932
Canada	6,888	6,066	14,227	8,483
Italy	5,609	4,715	11,216	9,656
Other	1,852	912	4,087	2,411
Argentina	1,522	3,388	5,673	5,495
France	2,299	1,644	4,253	3,254
Chile	2,654	1,602	4,576	3,304
Spain	1,676	1,256	2,880	1,939
Finland	886	463	1,837	1,092
United Kingdom	2,462	1,536	3,144	3,104
Czech Republic	496	344	1,002	1,040
Netherlands	332	569	792	777
Israel	190	613	618	1,477
Malaysia	371	—	741	413
Mexico	304	283	584	451
Germany	2,164	792	2,439	1,027
Ireland	77	103	336	331
Denmark	25	279	245	382
South Africa	—	—	213	302
Belgium	76	—	226	—
Australia	24	127	24	127
Ukraine	141	—	289	103
Qatar	673	46	800	46
Romania	137	144	225	284
Peru	200	1	283	1
Indonesia	95	205	173	205
Martinique	184	—	260	—
Bahrain	79	44	141	44
Turkey	68	41	126	41
Thailand	—	—	56	—
Saudi Arabia	140	356	179	491
Russia	114	58	149	58
China	35	—	56	27
Puerto Rico	39	—	49	16
Singapore	132	458	133	603
Hong Kong	146	228	200	409
United Arab Emirates	336	78	348	439
Morocco	49	52	87	317
Kuwait	318	88	328	89
	$63,904	$52,051	$120,579	$92,170

Total Company Revenues by Sources

The sources of the Company’s revenues are summarized below for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Boom trucks, knuckle boom & truck cranes	$47,265	$39,454	$88,815	$67,394
Rough terrain cranes	1,000	1,356	2,979	2,825
Mobile tanks	3,319	1,789	4,803	2,761
Installation services	1,318	1,161	2,476	2,434
Other equipment	2,972	2,277	6,389	4,764
Part sales	8,030	6,014	15,117	11,992
Total Revenue	$63,904	$52,051	$120,579	$92,170

Contract Balances

Applying the practical expedient, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in selling, general, and administrative expenses.

Customer Deposits

At times, the Company may require an upfront deposit related to its contracts.  In instances where an upfront deposit has been received by the Company and the revenue recognition criteria have not yet been met, the Company records a contract liability in the form of a customer deposit, which is classified as a short-term liability on the balance sheet.  That customer deposit is revenue that is deferred until the revenue recognition criteria have been met, at which time, the customer deposit is recognized into revenue.

The following table summarizes changes in customer deposits for the six months ended June 30, 2018:

Customer deposits at January 1, 2018	$2,242
Revenue recognized from customer deposits	(5,002)
Additional customer deposits received where revenue has not yet been recognized	5,458
Effect of change in exchange rates	(142)
Customer deposits at June 30, 2018	$2,556

4. Financial Instruments—Marketable Securities, Forward Currency Exchange Contracts and Interest Rate Swap Contracts

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 by level within the fair value hierarchy. As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is summary of items that the Company measures at fair value on a recurring basis:

	Fair Value at June 30, 2018
	Level 1	Level 2	Level 3	Total
Asset
Marketable securities	$6,253	$—	$—	$6,253
Forward currency exchange contracts	—	102	—	102
Total current assets at fair value	$6,253	$102	$—	$6,355
Liabilities:
Interest rate swap contracts	$—	$4	$—	$4
PM contingent liabilities	—	—	327	327
Valla contingent consideration	—	—	214	214
Total recurring liabilities at fair value	$—	$4	$541	$545

	Fair Value at December 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Forward currency exchange contracts	$—	$213	$—	$213
Residual guarantee	—	—	—	—
Interest rate swap contracts	—	6	—	6
Valla contingent consideration	—	—	220	220
Total liabilities at fair value	$—	$219	$220	$439

	Fair Value Measurements Using Significant Unobservable Inputs (level 3)
	PM Contingent Consideration	Valla Contingent Consideration	Residual Guarantee	Total
Liabilities:
Balance at January 1, 2018	$—	$220	$—	$220
Effect of change in exchange rates	(18)	(6)	—	(24)
Change in fair value during the period	345	—	—	345
Balance at June 30, 2018	$327	$214	$—	$541

Fair Value Measurements

ASC 820-10 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	—	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	—	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3	—	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

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

Forward Currency Contracts

When the Company receives a significant order in a currency other than the operating unit’s functional currency, management may evaluate different options that are available to mitigate future currency exchange risks. As of June 30, 2018, the Company had no outstanding forward currency contracts that were in place to hedge future sales. Therefore, there are currently no unrealized pre-tax gains or losses which will reclassified from other comprehensive income into earnings during the next 12 months.

In addition, the Company enters into forward currency exchange contracts in relationship such that the exchange gains and losses on certain assets and liabilities denominated in a currency other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. PM Group has an intercompany receivable denominated in Euros from its Chilean subsidiary.  At June 30, 2018, the Company had entered into forward currency exchange contracts that matures on August 23, 2018.  Under the first contract the Company is obligated to sell 2,000,000 Chilean pesos for 2,675 euros and under the second contract the Company is obligated to sell 400,000 Chilean pesos for 531 euros. The Company has a third contract which obligates the Company to sell 300,000 Chilean pesos for $477.  The purpose of the forward contract is to mitigate the income effect related to this intercompany receivable that results with a change in exchange rate between the Euro and the Chilean peso.

Interest Rate Swap Contracts

A contract was signed by PM Group, for an original notional amount of € 482 (€ 237 at June 30, 2018), maturing on October 1, 2020 with interest paid monthly.   PM pays interest at a rate of 3.90% and receives from the counterparties interest at the “Euribor” rate for the period in question if greater than 0.90%.

As of June 30, 2018, the Company had the following forward currency contracts and interest rate swaps:

Nature of Derivative	Currency	Amount	Type
Forward currency sales contracts	Chilean peso	2,700,000	Not designated as hedge instrument
Interest rate swap contract	Euro	482	Not designated as hedge instrument

The following table provides the location and fair value amounts of derivative instruments that are reported in the Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017:

Total derivatives NOT designated as a hedge instrument

		Fair Value
	Balance Sheet Location	June 30, 2018	December 31, 2017
Asset Derivatives
Foreign currency exchange contract	Prepaid expense and other	$102	$—

Liabilities Derivatives
Foreign currency exchange contract	Accrued expense	$—	$213
Interest rate swap contracts	Notes payable	4	6
Total liabilities		$4	$219

The following tables provide the effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017:

		Gain (loss)		Gain (loss)
	Location of gain or (loss) recognized in Statement of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Derivatives Not Designated as Hedge Instruments
Forward currency contracts	Foreign currency transaction gains (losses)	$85	$149	$135	$96
Interest rate swap contracts	Interest expense	—	1	1	336
		$85	$150	$136	$432

The counterparty to each of the currency exchange forward contracts is a major financial institution with credit ratings of investment grade or better and no collateral is required. Management continues to monitor counterparty risk and believes the risk of incurring losses on derivative contracts related to credit risk is unlikely.

6. Inventory, net

The components of inventory are as follows:

	June 30, 2018	December 31, 2017
Raw materials and purchased parts, net	$48,770	$35,205
Work in process	4,704	4,513
Finished goods	15,680	14,642
Inventory, net	$69,154	$54,360

The Company has established reserves for obsolete and excess inventory of $3,640 and $3,462 as of June 30, 2018 and December 31, 2017, respectively.

7. Goodwill and Intangible Assets

Intangible assets and accumulated amortization by category as of June 30, 2018 is as follows:

		Gross		Net
	Useful	Carrying	Accumulated	Carrying
	lives	Amount	Amortization	Amount
Patented and unpatented technology	7-10 years	$18,135	$(12,389)	$5,746
Customer relationships	10-20 years	23,510	(10,672)	12,838
Trade names and trademarks	25 years-indefinite	12,645	(2,188)	10,457
Non-competition agreements	2-5 years	50	(49)	1
Total intangible assets, net				$29,042

Intangible assets and accumulated amortization by category as of December 31, 2017 is as follows:

		Gross		Net
	Useful	Carrying	Accumulated	Carrying
	lives	Amount	Amortization	Amount
Patented and unpatented technology	7-10 years	$18,458	$(12,011)	$6,447
Customer relationships	10-20 years	23,837	(9,907)	13,930
Trade names and trademarks	25 years-indefinite	12,724	(2,090)	10,634
Non-competition agreements	2-5 years	50	(47)	3
Total Intangible assets				$31,014

Amortization expense for intangible assets was $706 and $570 for the three months and $1,424 and $1,512 for the six months ended June 30, 2018 and 2017, respectively.

Changes in goodwill for the three months ended June 30, 2018 are as follows:

Total
Balance January 1, 2018	$43,569
Effect of change in exchange rates	(915)
Balance June 30, 2018	$42,654

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

9. Accrued Expenses

	June 30, 2018	December 31, 2017
Accrued payroll	$1,587	$1,198
Accrued employee benefits	735	1,317
Accrued bonuses	73	180
Accrued vacation	1,491	1,214
Accrued interest	693	414
Accrued commissions	374	560
Accrued expenses—other	697	2,045
Accrued warranty	2,182	2,030
Accrued income taxes	123	—
Accrued taxes other than income taxes	1,289	969
Accrued product liability and workers compensation claims	326	143
Total accrued expenses	$9,570	$10,070

10. Accrued Warranty

The accrued warranty liability is established using historical warranty claim experience; however, the current provision may be adjusted to take into consideration unusual or non-recurring events in the past or anticipated changes in future warrant claims.

	For the six months ended
	June 30,
	2018	2017
Balance January 1,	$2,030	$1,568
Accrual for warranties issued during the period	1,570	703
Warranty services provided	(1,446)	(825)
Changes in estimate	15	139
Foreign currency translation	13	10
Balance June 30,	$2,182	$1,595

11. Credit Facilities and Debt

U.S.  Credit Facilities

At June 30, 2018, the Company and its U.S. subsidiaries have a Loan and Security Agreement, as amended, (the “Loan Agreement”) with The CIBC Bank USA (“CIBC”), formerly known as “The Private Bank and Trust Company”.  The Loan Agreement provides a revolving credit facility with a maturity date of July 20, 2021.   The aggregate amount of the facility is $25,000.

The maximum borrowing available to the Company under the Loan Agreement is limited to: (1) 85% of eligible receivables; plus (2) 50% of eligible inventory valued at the lower of cost or net realizable value subject to a $17,500 limit; plus (3) 80% of eligible used equipment, as defined, valued at the lower of cost or market subject to a $2,000 limit.  At June 30, 2018, the maximum the Company could borrow based on available collateral was $25,000.  At June 30, 2018, the Company had no borrowings under this facility.  The Company’s collateral is subject to a $5,000 reserve until the Fixed Charge Coverage ratio exceeds 1.10 to 1.00.  The indebtedness under the Loan Agreement is collateralized by substantially all of the Company’s assets, except for the certain assets of the Company’s subsidiaries.

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

The Loan Agreement subjects the Company and its domestic subsidiaries to a quarterly EBITDA covenant (as defined).  The quarterly EBITDA covenant (as defined) is $2,000 for all quarters starting with the quarter ended September 30, 2017 through the end of the agreement. Additionally, the Company and its domestic subsidiaries are subject to a Fixed Charge Coverage ratio of 1.05 to 1.00 measured on an annual basis beginning December 31, 2017, followed by a Fixed Charge Coverage ratio of 1.15 to 1.00 measured quarterly starting March 31, 2018 (based on a trailing twelve month basis) through the term of the agreement.  The Loan Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, pay dividends or make distributions, repurchase stock, in each case subject to customary exceptions for a credit facility of this size.

The Loan Agreement has a Letter of Credit facility of $3,000, which is fully reserved against availability.

Note Payable—Bank

At June 30, 2018, the Company has a $97 term note payable to a bank. The note dated October 1, 2017 had an original principal amount of $719 and an annual interest rate of 5.26%. Proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest in the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums. There are three remaining payments of $35 on this note.

Note Payable—Winona Facility Purchase

At June 30, 2018, Badger has a balance on note payable to Avis Industrial Corporation of $423.  Badger is required to make 60 monthly payments of $10 that began on August 1, 2017.  The note dated July 26, 2017, had an original principal amount of $500 and annual interest rate of 8.00%.  The note is guaranteed by the Company.

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

PM Group Short-Term Working Capital Borrowings

At June 30, 2018, PM Group had established demand credit and overdraft facilities with six Italian banks and eight banks in South America. Under the facilities, PM Group can borrow up to approximately €25,123 ($29,336) for advances against invoices, and letter of credit and bank overdrafts. These facilities are divided into two types: working capital facilities and cash facilities. Interest on the Italian working capital facilities and cash facilities is charged at the 3-month Euribor plus 175 or 200 basis points and 3-month Euribor plus 350 basis points, respectively.   Interest on the South American facilities is charged at a flat rate of points for advances on invoices ranging from 10%-45%.

At June 30, 2018, the Italian banks had advanced PM Group €15,936 ($18,609), at variable interest rates, which currently range from 1.75% to 2.00%. At June 30, 2018, the South American banks had advanced PM Group €2,822 ($3,295). Total short-term borrowings for PM Group were €18,758 ($21,904) at June 30, 2018.

PM Group Term Loans

At June 30, 2018, PM Group has a €10,451 ($12,203) term loan with two Italian banks, BPER and Unicredit. The term loan is split into a note and a balloon payment and is secured by PM Group’s common stock and building.  Accrued interest on these borrowings through the date of acquisition at January 15, 2015, totaled €358 ($418) and is payable in semi-annual installments beginning June 2019 and ending December 2019.

The note and balloon payment have an outstanding principal balance of €7,449 ($8,698) and €3,002 ($3,505), respectively.  Both are charged interest at a fixed rate of 3.5%, with an effective rate of 3.5% at June 30, 2018. The note is payable in annual installments of principal €958 for 2019, €991 for 2020, €1,026 for 2021, €1,062 for 2022, €1,099 for 2023, €1,137 for 2024, and €1,177 for 2025.  The balloon payment is payable in a single payment of €3,002 in 2026.

An adjustment in the purchase accounting to value the non-interest bearing debt at its fair market value was made. At March 6, 2018 it was determined that the fair value of the debt was €480 or $560 less than the book value. This reduction is not reflected in the above descriptions of PM debt. This discount is being amortized over the life of the debt and being charged to interest expense. As of June 30, 2018, the remaining balance was €445 or $519 and has been offset to the debt.

At June 30, 2018, PM Group has unsecured borrowings with three Italian banks totaling €12,566 ($14,673). Interest on the unsecured notes is charged at a stated and effective rate of 3.5% at June 30, 2018.   €450 of the remaining €900 principal due to one bank will be forgiven on December 31, 2018, provided the remaining €450 of principal and any borrowings outstanding under the short-term working capital facilities are repaid by December 31, 2018.

Annual payments of €1,731 are payable beginning in 2019 and ending in 2025.

PM Group is subject to certain financial covenants as defined by the debt restructuring agreement including maintaining (1) Net debt to EBITDA, (2) Net debt to equity, and (3) EBITDA to net financial charges ratios. The covenants are measured on a semi-annual basis beginning on December 31, 2018.

At June 30, 2018, Autogru PM RO, a subsidiary of PM Group, has three notes. The first note is payable in 60 monthly principal installments of €8 ($9), plus interest at the 1-month Euribor plus 300 basis points, effective rate of 3.00% at June 30, 2018, maturing October 2020. At June 30, 2018, the outstanding principal balance of the note was €237 ($277).

The second note is payable in monthly installments of €9 ($11) starting from July 2018 and ending in September 2018, and one final payment of €346 ($404) in September 2018. The note is charged interest at the 1-month Euribor plus 250 basis points, effective rate of 2.50% at June 30, 2018.  At June 30, 2018, the outstanding principal balance of the note was €371 ($433).

The third note is divided in three parts: the first part is payable in 60 monthly installments of €1 ($1) plus interest at the 6-month Euribor plus 275 basis points, effective rate of 2.75% at June 30, 2018, maturing February 2023; the second part is payable in 60 monthly installments of €4 ($5) plus interest at the 6-month Euribor plus 275 basis points, effective rate of 2.75% at June 30, 2018, maturing April 2023; the third part  is payable in 60 monthly installments of €1 ($1) plus interest at the 6-month Euribor plus 275 basis points, effective rate of 2.75% at June 30, 2018, maturing June 2023. At June 30, 2018, the outstanding principal balance of the note was €339 ($396).

PM has an interest rate swap with a fair market value at June 30, 2018 of €3 or $4 which has been included in debt.

At June 30, 2018 PM Argentina Sistemas de Elevacion, a subsidiary of PM Group has two notes payable. The first note is payable in fifteen monthly installments of 18 ($21) starting from March 2018 and ending in May 2019, the note is charged interest at 28.50% at June 30, 2018.  At June 30, 2018, the outstanding principal balance of the note was €196 ($229). The second note is payable in four monthly installments of €39 ($46) starting from May 2018 and ending in August 2018, the note is charged interest at 29.00% at June 30, 2018.  At June 30, 2018, the outstanding principal balance of the note was €78 ($91).

Valla Short-Term Working Capital Borrowings

At June 30, 2018, Valla had established demand credit and overdraft facilities with two Italian banks. Under the facilities, Valla can borrow up to approximately €870 ($1,016) for advances against orders, invoices and bank overdrafts. Interest on the Italian working capital facilities is charged at a flat percentage rate for advances on invoices and orders ranging from 4.50% - 4.75%. At June 30, 2018, the Italian banks had advanced Valla €309 ($361).

Valla Term Loans

At June 30, 2018, Valla has a term loan with Carisbo.  The note is payable in quarterly principal installments beginning on October 30, 2017 of €8 ($9), plus interest at the 3-month Euribor plus 470 basis points, for an effective rate of 4.38% at June 30, 2018. The note matures in January 2021. At June 30, 2018, the outstanding principal balance of the note was €86 ($100).

Capital leases

Georgetown facility

The Company leases its Georgetown facility under a capital lease that expires on April 30, 2028.  The monthly rent is currently $66 and is increased by 3% annually on September 1 during the term of the lease.   At June 30, 2018, the outstanding capital lease obligation is $5,114.

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

The following is a summary of amounts financed under equipment capital lease agreements:

				Balance as of
	Amount Borrowed	Repayment Period	Amount of Monthly Payment	June 30, 2018
New equipment	$896	48	$18	$556

As of June 30, 2018, the Company has one additional capital lease with total capitalized lease obligations of $8.

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

As of June 30, 2018, and December 31, 2017, the note had a remaining principal balance of $7,080 and $7,005 an unamortized discount of $420 and $495, respectively.

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

As of June 30, 2018, the note had a remaining principal balance of $14,664 (less $245 debt issuance cost for a net debt of $14,419) and an unamortized discount of $336, compared to a remaining balance of $14,604 (less $294 debt issuance cost for a net debt of $14,310) and an unamortized discount of $396 at December 31, 2017.

13. Income Taxes

For the three months ended June 30, 2018, the Company recorded an income tax provision (benefit) of $506, which includes a discrete income tax provision of $22. The calculation of the overall income tax provision for the three months ended June 30, 2018 primarily consists of foreign income taxes and a discrete income tax provision related to the accrual of interest for unrecognized tax benefits.  For the three months ended June 30, 2017, the Company recorded an income tax benefit of ($36).

The Company recorded an income tax provision (benefit) of $205 and $135 for the six months ended June 30, 2018 and 2017, respectively.  The calculation of the overall income tax provision for the six months ended June 30, 2018 primarily consists of a foreign income tax provision and a discrete income tax provision related to the accrual of interest for unrecognized tax benefits.

The effective tax rate for the three months ended June 30, 2018 was an income tax provision of 109.8% compared to a tax benefit of 3.0% in the comparable prior period.  The effective tax rate for the three months ended June 30, 2018 differs from the U.S. statutory rate of 21% primarily due to the mix of domestic and foreign earnings, nondeductible foreign permanent differences, and domestic losses for which the Company is not recognizing an income tax benefit.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted into law. In response to the enactment of the Act, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 118, which provides guidance on accounting for the tax effects of the Act. The purpose of SAB No. 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes in the reporting period in which the Act was enacted. SAB No. 118 addresses situations where the accounting is incomplete for certain income tax effects of the Act upon issuance of a company’s financial statements for the reporting period that includes the enactment date. SAB No.118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the Act. Additionally, SAB No. 118 allows for a measurement period to finalize the impacts of the Act, not to extend beyond one year from the date of enactment.

The Company’s accounting for certain elements of the Act was incomplete as of the period ended December 31, 2017, and remains incomplete as of June 30, 2018. However, the Company was able to make reasonable estimates of the effects and, therefore, recorded provisional estimates for these items at December 31, 2017 and June 30, 2018.

The Company’s total unrecognized tax benefits as of June 30, 2018 and 2017 were approximately $1,016 and $983 which, if recognized, would affect the Company’s effective tax rate. Included in the unrecognized tax benefits is a liability for the PM Group’s potential IRES and IRAP audit adjustments for tax year 2013 and Romania for tax years 2012-2016. Subsequent to the quarter ended June 30, 2018, the Company closed an Internal Revenue Service (“IRS”) examination of its 2015 tax return with no change to the tax liability reported. Favorable resolution of an unrecognized tax benefit could be recognized as a reduction in the tax provision and effective tax rate in the period of resolution. Unfavorable settlement of an unrecognized tax benefit could increase the tax provision and effective tax rate and may require the use of cash in the period of resolution. The favorable resolution of the IRS examination did not have a significant impact on the unrecognized tax benefits.

14. Net (Loss) Earnings per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of convertible debt and restricted stock units. Details of the calculations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss) attributable to shareholders of Manitex International, Inc.
Net loss from continuing operations attributable to shareholders of Manitex International, Inc.	$(967)	$(1,490)	$(2,452)	$(4,915)
Income from operations of discontinued operations, net of income taxes	—	296	—	548
Less: (income) attributable to noncontrolling interest from discontinued operations	—	(160)	—	(274)
Income from operations of discontinued operations attributable to shareholders of Manitex International, Inc., net of income taxes	—	136	—	274
Loss on sale of discontinued operations, net of income taxes		(1,107)		(1,108)
Net loss attributable to shareholders of Manitex International, Inc.	$(967)	$(2,461)	$(2,452)	$(5,749)

Earnings (loss) per share
Basic
Loss from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.05)	$(0.09)	$(0.14)	$(0.30)
Earnings from operations of discontinued operations attributable to shareholders of Manitex International, Inc., net of income taxes	$—	$0.01	$—	$0.02
Loss on sale of discontinued operations attributable to shareholders' of Manitex international, net of income taxes	$—	$(0.07)	$—	$(0.07)
Loss attributable to shareholders of Manitex International, Inc.	$(0.05)	$(0.15)	$(0.14)	$(0.35)

Loss from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.05)	$(0.09)	$(0.14)	$(0.30)
Earnings from operations of discontinued operations attributable to shareholders of Manitex International, Inc.,net of income taxes	$—	$0.01	$—	$0.02
Loss attributable to shareholders of Manitex International, Inc.	$—	$(0.07)	$—	$(0.07)
Loss attributable to shareholders of Manitex International, Inc.	$(0.05)	$(0.15)	$(0.14)	$(0.35)
Weighted average common shares outstanding
Basic	17,734,383	16,553,667	17,200,660	16,512,061

Diluted
Basic	17,734,383	16,553,667	17,200,660	16,512,061
Dilutive effect of restricted stock units	—	—	—	—
	17,734,383	16,553,667	17,200,660	16,512,061

The following securities were not included in the computation of diluted earnings per share as their effect would have been antidilutive:

	As of June 30,	As of June 30,
	2018	2017
Unvested restricted stock units	118,849	194,350
Options to purchase common stock	47,437	—
Convertible subordinated notes	1,549,451	1,549,451
	1,715,737	1,743,801

15. Equity

Tadano, Ltd. Investment in the Company

On May 24, 2018, the Company entered into a (a) Securities Purchase Agreement (the “Purchase Agreement”) and (b) Registration Rights Agreement (the “Registration Rights Agreement”) with Tadano Ltd., a Japanese company (“Tadano”).

Pursuant to the Purchase Agreement, the Company agreed to issue and sell to Tadano, and Tadano agreed to purchase 2,918,542 shares of the Company’s common stock, no par value (the “Shares”), representing approximately 14.9% of the outstanding shares of common stock of the Company (based on the number of outstanding shares as of the date of the Purchase Agreement), at a purchase price of $11.19 per share and for an aggregate purchase price of $32,658. The transaction closed on May 29, 2018 (the “Closing Date”). The Shares were issued in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).  Additionally, the Company executed a Registration Rights Agreement with Tadano.

The Purchase Agreement also provides for certain rights of Tadano and certain limitations on the Company, subject in each case to Tadano continuing to meet certain minimum ownership requirements. Specifically, so long as Tadano owns at least a majority of the Shares, Tadano has certain preemptive rights to purchase its pro rata share of specified equity securities (including certain derivative and convertible securities) issued by the Company after the Closing Date. Additionally, so long as Tadano owns at least 10% of the Company’s issued and outstanding shares of common stock, the Company is prohibited, absent Tadano’s consent, from, among other items: (i) increasing the number of directors on the Company’s board of directors to a number greater than ten; (ii) entering into certain related person or affiliated transactions, subject to certain exceptions; and (iii) authorizing or approving any plan of dissolution of the Company, any liquidating distribution of the Company’s assets or other action relating to the dissolution or liquidation of the Company. The Purchase Agreement also contains certain restrictions on asset sales by the Company. In addition, so long as it owns at least 10% of the Company’s issued and outstanding shares of common stock, Tadano shall have the right to nominate one individual to serve on the Company’s board of directors

See the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2018 for additional information regarding this transaction.

In connection with this transaction, the Company incurred legal, investment banking and consulting fees that in aggregate that totaled $875.  These fees are recorded net of common stock.

Stock Issued to Employees and Directors

The Company issued shares of common stock to employees and Directors as restricted stock units issued under the Company’s 2004 Incentive Plan vested. Upon issuance entries were recorded to increase common stock and decrease paid in capital for the amounts shown below. The following is a summary of stock issuances that occurred during the period:

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
May 31, 2018	Directors	11,600	$135
May 31, 2018	Employee	1,073	12
January 1, 2018	Employees	12,536	159
January 1, 2018	Directors	4,420	56
January 4, 2018	Directors	7,675	47
January 4, 2018	Employees	26,215	159
January 15, 2018	Directors	6,600	59
		70,119	$627

On January 4, 2018, the Company issued 2,500 shares of the Company's common stock with a value of $23 based on a per share price of $9.39 to a consultant.  On May 23, 2018, the Company issued 6,317 shares of the Company's common stock with a value of $70 based on a per share price of $11.08 to a second consultant.

Stock Repurchase

The Company purchases shares of Common Stock from certain employees at the closing share price on the date of purchase. The stock is purchased from the employees to satisfy employees’ withholding tax obligations related to stock issuances described above.    The below table summarizes shares repurchased from employees during the current year through June 30, 2018:

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

Restricted Stock Awards

The following table contains information regarding restricted stock units:

June 30, 2018
Outstanding on January 1, 2018	168,763
Units granted during the period	30,268
Vested and issued	(63,727)
Vested-issued and repurchased for income tax withholding	(8,892)
Forfeited	(7,563)
Outstanding on June 30, 2018	118,849

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $268 and $96 for the three months and $391 and $357 for the six months ended June 30, 2018 and 2017, respectively.  Additional compensation expense related to restricted stock units will be $243, $222 and $39 for the remainder of 2018, 2019 and 2020, respectively.

Stock Options

On May 23, 2018, the Company issued 47,437 stock options to a consultant in connection with his services related to Tadano’s investment in the Company.  The options which expire on May 23, 2028 grants the consultant an option to purchase 47,437 shares of the Company’s common stock at $11.08 per share (the closing price of the stock on the day before the Tadano Purchase Agreement was executed.)  The Company determined that the fair market value of the options was $130 on date of grant.  The value of options is one component of the expenses related to the Tadano transactions discussed above.

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

On May 5, 2011, the Company entered into two separate settlement agreements with two plaintiffs. As of June 30, 2018, the Company has a remaining obligation under the agreements to pay the plaintiffs an aggregate of $1,235 without interest in 13 annual installments of $95 on or before May 22 of each year. The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total payment will be charged to interest expense over payment period.

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

During the quarter ended March 31, 2017, the Company was the majority owner of ASV and, therefore, ASV is not a related party during that period.  In May 2017, the Company reduced is its ownership interest in ASV to 21.4% and further reduced its ownership to approximately 11% in February 2018.   As such, ASV is a related party beginning in the quarter ended June 30, 2017.  The Company did not have any transactions with ASV during the quarter ended June 30, 2018.

As of June 30, 2018, and December 31, 2017, the Company had accounts receivable and accounts payable with related parties as shown below:

		June 30, 2018	December 31, 2017
Accounts Receivable		$—	$26

Accounts Payable	Terex	$475	$100
	SL Industries and BGI (1)	—	1,257
		$475	$1,357
Net Related Party Accounts Payable		$475	$1,331

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

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

		Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Rent paid:	Bridgeview Facility (2)	$66	$65	$132	$130

Purchases from:	Terex	$527	$198	$670	$402

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

Note Payable to Terex

As of June 30, 2018, the Company had a convertible note payable of $7,080 (net of unamortized debt discount) to Terex.  See Note 12 for additional details regarding this convertible note.

18. Discontinued Operations and Partial Disposition of the Remaining Equity Investment

Sale of Partial Interest in ASV Holdings

On May 17, 2017, the Company and ASV completed the previously announced underwritten initial public offering (the “Offering”) of 3,800,000 shares of ASV common stock, including 2,000,000 shares sold by the Company. The Company received proceeds net of commissions of $13,020 from the Offering.  Additionally, the Company had legal and other expense associated with transaction of $128.  In conjunction with the sale, the Company recognized a pre-tax loss of $1,133 and recognized a $23 tax benefit.  The condensed consolidated statement of operations for the three and six months ended June 30, 2017 reflects ASV as discontinued operations.

Following the sale of the above referenced shares, the Company had significant continuing involvement with ASV in the form of an equity investment (21.2% ownership in ASV).  At the time of the above transaction, the Company’s plans were to hold the remaining shares it owned in ASV for an indefinite period.

The following is the detail of major line items that constitute income from discontinued operations:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2017	2017
Net revenues	$10,347	$38,357
Cost of sales	8,684	32,403
Research and development costs	174	694
Selling, general and administrative expenses	881	3,504
Interest expense	(278)	(1,156)
Other expense	(2)	(40)
Income from discontinued operations before income taxes	328	560
Loss on sale of discontinued operations before income tax	(1,133)	(1,133)
Income tax expense (benefit) related to discontinued operations	6	(13)
Net loss on discontinued operations	$(811)	$(560)

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

Going forward, the Company’s remaining investment in ASV is shown on the condensed consolidated balance sheet as a marketable equity security that will be marked to market (fair value) each reporting period.  Gains and losses related to fair value adjustments on marketable equity securities are recorded into income each reporting period.  The Company recognized a $186 gain during the quarter ended March 31, 2018 and a loss of $1,588 during the quarter ended June 30, 2018.

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

PM Group is a leading Italian manufacturer of truck mounted hydraulic knuckle boom cranes and a product range spanning more than 50 models.  Through their consolidated subsidiaries, they have locations in Modena, Italy; Arad, Romania; Chassieu, France; Buenos Aires, Argentina; Santiago, Chile; London, UK and Mexico City, Mexico.

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

Discontinued operations

For the six months ended June 30, 2017, ASV is presented in the Company’s financial statements as a discontinued operation.  On May 17, 2017, the Company began accounting for its investment in ASV under the equity method as the Company sold shares of ASV that reduced its ownership percentage from 51% to 21.2%. From February 26 to 28, 2018, the Company sold an additional 1,000,000 shares of ASV stock, which reduced its ownership percentage to approximately 11.0%.  The Company ceased accounting for its investment in ASV under the equity method and now treats its investment as marketable equity securities.

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

Economic Conditions

During the first nine months of 2017 oil prices were in the $50 range but began to strengthen considerably during the fourth quarter of the year.  Oil prices at the end of 2017 topped $61 per barrel.  The sell-off of excess equipment from the energy sector continued through most of 2017 but the effects diminished throughout the year.  The market for boom trucks continued to improve throughout 2017 but remained below normal levels.  Orders, however, increased significantly in the fourth quarter of 2017 and going into 2018 demand for boom trucks continued to increase in 2018.

In the first half of 2018, the demand for knuckle boom cranes has been steady in all the markets that PM sells into except for some markets in Latin America where local currency turbulence with strong devaluations towards the Euro and US dollar have affected the local demand.  The demand from the Middle East market has been consistent with 2017 but has remained significantly slow.  During the first half of 2018, demand from Western and Northern Europe, PM’s largest markets, has remained at a good level. Although there was light growth in the other PM markets, the demand from these markets is still lower than the levels achieved in the past. PM’s markets appear to be stable or growing modestly during the first half of 2018.

The Company has operations in Argentina which has been concluded to be a highly inflationary economy as of June 30, 2018. The Company will evaluate the impact on its consolidated financial statements in Q3 2018.

The Company’s backlog has increased to $75.6 million at June 30, 2018.  This is substantial increase compared to the $61.5 million and $50.3 million at December 31, 2017 and September 30, 2017, respectively.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Net loss from continuing operations for the three month periods ended June 30, 2018 and 2017

For the three months ended June 30, 2018 and 2017 the Company had a net loss from continuing operations of $1.0 million and $1.5 million, respectively.

For the three months ended June 30, 2018, the net loss from continuing operations of $1.0 million consisted of revenue of $63.9 million, cost of sales of $51.5 million, research and development costs of $0.7 million, SG&A expenses of $9.0 million, interest expense of $1.5 million, a loss in change in fair value of securities held of $1.6 million, a foreign currency loss of $0.1 million, other income of $0.1 million and income tax expense of $0.5 million.

For the three months ended June 30, 2017, the net loss from continuing operations of $1.5 million consisted of revenue of $52.1 million, cost of sales of $42.6 million, research and development costs of $0.6 million, SG&A expenses of $8.6 million, interest expense of $1.6 million, a foreign currency loss of $0.3 million and other income of $0.1 million.

Net revenues and gross profit —For the three months ended June 30, 2018, net revenues and gross profit were $63.9 million and $12.4 million, respectively. Gross profit as a percent of revenues was 19.5% for the three months ended June 30, 2018. For the three months ended June 30, 2017, net revenues and gross profit were $52.1 million and $9.4 million, respectively. Gross profit as a percent of revenues was 18.1% for the three months ended June 30, 2017.

Net revenues increased $11.8 million or 22.6% to $63.9 million for the three months ended June 30, 2018 from $52.1 million for the comparable period in 2017. The increase is primarily due to an increase in straight mast crane revenues.   The increase is due to an improvement in market conditions addressed above under the heading “Economic Conditions”.  The revenues for the three months ended June 30, 2018 were also favorably impacted by $2.2 million in foreign currency translation adjustments resulting from a stronger Euro.

Our gross profit increased $3.0 million to $12.4 million for the three months ended June 30, 2018 from $9.4 million for the comparable period in 2017. The increase in gross profit is attributable to an increase in revenues and a 1.4% improvement in gross profit percentage. The improvement in the gross profit percentage is primarily due to an increase in the gross margin percentage generated on the sale of straight mast cranes.  Boom truck margins were favorably impacted by an increase in production volume and improved pricing.  Pricing improved in 2018, largely the result of a decrease in discounts being offered during 2018.

Research and development —Research and development was $0.7 million for the three months ended June 30, 2018 consistent with $0.6 million for the same period in 2017. The Company’s research and development spending reflects our continued commitment to develop and introduce new products that give the Company a competitive advantage.

Selling, general and administrative expense —Selling, general and administrative expense for the three months ended June 30, 2018 was $9.0 million compared to $8.6 million for the comparable period in 2017, an increase of $0.4 million.

The increase is primarily related to increased consulting, legal, accounting and other fees related to the financial statement restatement costs of approximately $0.6 million and other increases in selling, general and administrative expenses in the United States operations offset by decreased expenses of $0.4 million at PM.   The increase in the United States is attributed to significantly higher revenues from the sales of straight mast cranes. The decrease in Italy is attributed to the Company’s restructuring activities and is net of unfavorable currency exchange impact of $0.3 million.

Operating income—For the three months ended June 30, 2018 and 2017 the Company had operating income of $2.7 million compared to $0.2 million for the comparable period in 2017. Operating income increased due to changes in revenue, cost of sales and operating expenses explained above.

Interest expense —Interest expense was $1.5 million for the three months ended June 30, 2018 compared to $1.6 million for the comparable period in 2017.

Foreign currency transaction losses —For the three months ended June 30, 2018, the Company had foreign currency losses of $0.1 million compared to $0.3 million for the comparable period in 2017.  As previously stated, the Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in a currency other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds. A substantial portion of the losses relate to changes in the Argentinian peso.  The Company has not been able to identify a strategy to effectively hedge the currency risks related to the Argentinian peso.

Other income— For the three months ended June 30, 2018, the Company had income of $0.03 million compared to other income of $0.1 million for the comparable period in 2017.

Income tax — For the three months ended June 30, 2018 and 2017 the Company recorded an income tax provision (benefit) of $0.5 million and $(0.04) million, respectively. The calculation of the overall income tax provision for the three months ended June 30, 2018 primarily consists of a foreign income tax provision and a discrete income tax provision related to the accrual of interest for unrecognized tax benefits.

The effective tax rate for the three months ended June 30, 2018 was an income tax provision of 109.8% compared to a tax benefit of 2.4% in the comparable prior period.  The effective tax rate for the three months ended June 30, 2018 differs from the U.S. statutory rate of 21% primarily due to the mix of domestic and foreign earnings, nondeductible foreign permanent differences, and domestic losses for which the Company is not recognizing an income tax benefit.

Change in fair value of securities held—-For the three months ended June 30, 2018 the Company had losses of $1.6 million. Losses for the three months ended June 30, 2018 were due to a change in the fair value of securities held in ASV Holdings (see Notes 2 and 8 in the accompanying Condensed Consolidated Financial Statements).

Net loss from continuing operations —For the three months ended June 30, 2018 and 2017 the Company had a net loss of $1.0 million compared to a net loss of $1.5 million, respectively. The change is explained above.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Net loss from continuing operations for the six month periods ended June 30, 2018 and 2017

For the six months ended June 30, 2018 and 2017 the Company had net losses of $2.5 million and $4.9 million, respectively.

For the six months ended June 30, 2018 the net loss of $2.5 million consisted of revenue of $120.6 million, cost of sales of $97.0 million, research and development costs of $1.4 million, SG&A expenses of $19.0 million, interest expense of $3.1 million, loss of $1.4 million from change in fair value of securities held, foreign currency transaction loss of $0.2 million, other income of $0.3 million, equity investment loss of $0.4 million and income tax expense of $0.2 million.

For the six months ended June 30, 2017 the net loss of $4.9 million consisted of revenue of $92.2 million, cost of sales of $75.4 million, research and development costs of $1.3 million, SG&A expenses of $17.5 million, interest expense of $2.8 million, foreign currency transaction loss of $0.3 million, other income of $0.3 million, equity investment loss of $0.4 million and income tax expense of $0.1 million.

Net revenues and gross profit —For the six months ended June 30, 2018, net revenues and gross profit were $120.6 million and $23.5 million, respectively. Gross profit as a percent of revenues was 19.5% for the six months ended June 30, 2018. For the six months ended June 30, 2017, net revenues and gross profit were $92.2 million and $16.8 million, respectively. Gross profit as a percent of revenues was 18.2% for the six months ended June 30, 2017.

Net revenues increased $28.4 million or 30.8% to $120.6 million for the six months ended June 30, 2018 from $92.2 million for the comparable period in 2017.  The increase is primarily due to an increase in straight mast cranes revenues. The Company also had increases from all other business units for the six months ended June 30, 2018.   The increase is due to an improvement in market conditions addressed above under the heading “Economic Conditions”.  The revenues for the six months ended June 30, 2018 were also favorably impacted by $5.6 million in foreign currency translation adjustments resulting from a stronger Euro.

Our gross profit increased $6.7 million to $23.5 million for the six months ended June 30, 2018 from $16.8 million for the comparable period in 2017. The increase in gross profit is attributable to an increase in revenues and a 1.3% improvement in gross profit percentage. The improvement in the gross profit percent is primarily due to an increase in the gross margin percentage generated on the sale of straight mast cranes.  Boom truck margins were favorably impacted by an increase in production volume and improved pricing.  Pricing improved in 2018, largely the result of a decrease in discounts being offered during 2018.

Research and development —Research and development was $1.4 million for the six months ended June 30, 2018 compared to $1.3 million for the same period in 2017.  Research and development expenditures were relatively consistent with the prior period. The Company’s research and development spending continues to reflect our continued commitment to develop and introduce new products that give the Company a competitive advantage.

Selling, general and administrative expense —Selling, general and administrative expense for the six months ended June 30, 2018 was $19.0 million compared to $17.5 million for the comparable period in 2017, an increase of $1.5 million.  Approximately $1.0 million of the increase is attributed to a stronger Euro and consulting, legal, accounting and other fees related to financial statement restatement costs of approximately $1.8 million. Other selling, general expenses decreased $1.3 million for the six months ended June 30, 2018.  A non-recurring 2017 expense related to the ConExpo trade show (the show is held every three years and was held in March 2017) accounts for $0.5 million of the decrease. The remaining $0.8 million is attributed to other decreases of which $0.3 million is related to decreased PM expenses (excluding the currency exchange impact).  The decrease in PM expenses are attribute to restructuring activities.

Operating income (loss) —For the six months ended June 30, 2018 and 2017 the Company had operating income of $3.2 million compared to a loss of $2.0 million for the comparable period in 2017. Operating income increased due to changes in revenue, cost of sales and operating expenses explained above.

Interest expense —Interest expense was $3.1 million for the six months ended June 30, 2018 compared to $2.8 million for the comparable period in 2017. In 2017, interest expense was reduced by a $0.4 million gain on interest rate swaps that the Company held.

Foreign currency transaction losses —For the six months ended June 30, 2018, the Company had a foreign currency loss of $0.2 million compared to a $0.3 million loss for the comparable period in 2017.  As previously stated, the Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in a currency other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds. A substantial portion of the losses relate to changes in the Argentinian peso.  The Company has not been able to identify a strategy to effectively hedge the currency risks related to the Argentinian peso.

Income tax — For the six months ended June 30, 2018 and 2017 the Company recorded an income tax provision (benefit) of $0.2 million and $0.1 million, respectively. The calculation of the overall income tax provision for the six months ended June 30, 2018 primarily consists of a foreign income tax provision and a discrete income tax provision related to the accrual of interest for unrecognized tax benefits.

The effective tax rate for the six months ended June 30, 2018 was tax provision of 9.2% compared to a tax provision of (2.8%) in the comparable prior period.  The effective tax rate for the three months ended June 30, 2018 differs from the U.S. statutory rate of 21% primarily due to the mix of domestic and foreign earnings, nondeductible foreign permanent differences, and domestic losses for which the Company is not recognizing an income tax benefit.

Other income— For the six months ended June 30, 2018 and 2017, the Company had other loss of $0.3 million compared to $0.3 million in other income for the comparable period in 2017. For the six months ended June 30, 2018, the Company had other loss as the fair market value of a contingent liability associated with the PM acquisition was increased based on a revaluation that used updated information.

For the six months ended June 30, 2017, other income is the result of revaluing a contingent acquisition liability related to an option to acquire certain PM bank debt.

Change in fair value of securities held—-For the six months ended June 30, 2018 the Company had losses of $1.4 million. Losses for the six months ended June 30, 2018 were due to a change in the fair value of securities held in ASV Holdings (see Notes 2 and 8 in the accompanying Condensed Consolidated Financial Statements).

Net loss from continuing operations —For the six months ended June 30, 2018 and 2017 the Company had a net loss of $2.4 million and $4.9 million, respectively.  The change is explained above.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash were $20.9 million at June 30, 2018 compared to $5.4 million at December 31, 2017. In addition, the Company has a U.S. revolving credit facility with a maturity date of July 20, 2019. At June 30, 2018 the Company had approximately $24.4 million available to borrow under its revolving credit facility. Additionally, the Company has a marketable equity investment in ASV common stock with a market value at June 30, 2018 of $6.3 million. The Company’s shares of ASV are covered by an effective resale registration statement and there are no restrictions that would prevent the Company from selling the ASV stock it holds.

At June 30, 2018, the PM Group had established working capital facilities with six Italian and eight South American banks. Under these facilities, the PM Group can borrow $29.3 million against orders, invoices and letters of credit. At  June 30, 2018, the PM Group had received advances of $21.9 million. Future advances are dependent on having available collateral.

Significant Transactions Affecting Company Liquidity

During 2018, the Company entered into two transactions that had a significant beneficial impact on the Company’s liquidity.  During February 2018, the Company sold 1.0 million shares of ASV common stock it held for $7.0 million and on May 29, 2018 Tadano purchased approximately 2.9 million shares of the Company’s common stock, which generated cash of approximately $32.0 million, net of expenses.   A portion of the proceeds raised in these two transactions were used to support an increase in working capital, the result of increased revenues.  The remaining proceeds are the principal reason cash has increased by $15.6 million and debt has decreased by $17.6 million since year end.

Change in Debt

During the six months ended June 30, 2018, total debt decreased by $17.6 million to $78.3 million at June 30, 2018, from $95.9 million at December 31, 2017.

The following is a summary of the net decrease in our indebtedness from December 31, 2017 to June 30, 2018:

Facility	Increase/ (decrease)
U.S. Revolver	$(12.9)	million
Note payable—bank (insurance premiums)	(0.5)	million
Note payable—Badger	(0.1)	million
Capital leases-buildings	(0.1)	million
Capital leases-equipment	(0.1)	million
Convertible note-Terex	—
Convertible note-Perella	0.1	million
PM working capital (See note 11 for details)	(2.7)	million
PM other debt (See note 11 for details)	(1.2)	million
Valla note payable	—
Valla working capital borrowings	(0.6)	million
	$(18.1)	million
Debt issuance costs	0.5	million
	$(17.6)	million

(1)

The amounts on the above table are calculated by determining the differences between the U.S. dollar amounts or in case of foreign debt the difference in U.S, amount of local currency debt for June 30, 2018 and December 31, 2017 converted at the exchange rate as of the two respective balance sheet dates. The net change on the above tables agrees to the change in debt that appears on the face of the Company’s balance sheet.

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

Outstanding borrowings

The following is a summary of our outstanding borrowings at June 30, 2018:

(In millions)

	Outstanding Balance	Interest Rate	Interest Paid	Principal Payment
U.S. Revolver	$-	N/A	Monthly	July 20, 2019 maturity
Note payable bank (insurance premiums)	0.1	5.26%	Monthly	February 2018 and August 2018 maturity
Convertible note—Terex	7.0	7.5%	Semi-Annual	January 1, 2021 maturity
Convertible note—Perella	14.7	7.5%	Semi-Annual	January 7, 2021 maturity
Capital lease—cranes for sale	0.6	5.5%	Monthly	January 13, 2021 maturity
Capital lease—Georgetown facility	5.1	12.50%	Monthly	$0.06 million monthly payment includes interest. April 30, 2028 maturity
Note payable bank— Winona Facility	0.4	8.0%	Monthly	$0.01 million monthly
PM unsecured borrowings	14.7	3.5%	Semi-Annual	Variable semi-annual starting June 2017 through December 2021
PM Autogru term loan #1	0.3	3.00%	Monthly	$0.1 million monthly through October 2020
PM Autogru term loan #2	0.4	2.50%	Monthly	$0.01 monthly payment due September 2018
PM Autogru term loan #3	0.4	2.75%	Monthly	Monthly through June 2023
PM Argentina Note	0.3	28.5%-29.0%	Quarterly	5 payments beginning April 2018
PM term loans with related accrued interest, interest rate swaps and FMV adjustments	12.1	0 to 3.5%	Semi-Annual	Variable semi-annual starting June 2019 through December 2021. No principal payments scheduled for 2018
PM short-term working capital borrowings	21.9	1.75 to 45.0%	Monthly	Upon payment of invoice
Valla note payable	0.1	4.38%	Quarterly	Over 14 quarterly payments
Valla short-term working capital borrowings	0.4	4.50 to 4.75%	Monthly	Upon payment of invoice or letter of credit
	$78.5
Debt issuance costs	(0.2)

Debt net of issuance costs	$78.3

Future availability under credit facilities

As stated above, the Company had cash of $20.9 million and approximately $24.4 million available to borrow under its credit facility at June 30, 2018.  The Company also has marketable equity securities with market value of $6.3 million that have no restriction that would prevent their sale.

PM Group has their own working capital facilities. As stated above, any future advances against the Italian facilities are dependent on having available collateral. Additionally, the Company is permitted to make limited advances to the Italian operations under the Company’s credit facilities. Additional funds can be advanced to the Italian operations provided that the funds come from the sales of the marketable equity security referenced above.

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

2018

Operating activities consumed $5.6 million of cash for the six months ended June 30, 2018 comprised of net loss of $2.5 million that consumed cash, non-cash items that totaled $5.9 million and changes in assets and liabilities of $9.0 million that consumed cash.    The principal non-cash items that generated cash are depreciation and amortization of $2.6 million,  an FMV adjustment resulting in a loss of $1.4 million related to securities held, a revaluation of contingent liability of $0.3 million, a change in deferred taxes of $0.3 million, losses related to the ASV equity investment of $0.2 million, amortization of debt discounts of $0.2 million, amortization of deferred financing costs of $0.2 million, share based compensation of $0.4 million, and an increase in inventory reserves of $0.2 million.  The $1.4 million FMV adjustment is the result of revaluing the 1.1 million common shares of ASV that the Company owns.  The June 30, 2018 revaluation reflects a closing stock per share price for ASV common stock of $5.79 versus a book value of $7.09 per share.  ASV’s share price has since rebounded and closed at $7.16 on July 25, 2018.

The change in assets and liabilities consumed $9.0 million.  The changes in assets and liabilities had the following impact on cash flows: accounts receivable consumed $2.7 million, inventory consumed $15.7 million, prepaid expenses consumed $0.4 million, accounts payable generated $10.8 million, accrued expenses consumed $0.1 million, other current liabilities consumed $0.4 million, and other long-term liabilities consumed $0.7 million.  The increases in accounts receivable, inventory and accounts payable are due to higher sales experienced during the first half 2018 and expected future sales growth.  The fluctuation in the remaining assets and liabilities are within a range that would normally be expected to occur.

Investing activities for the six months ended June 30, 2018 generated $6.5 million of cash.  The Company received $7.0 million in proceeds from the sale of 1,000,000 shares of ASV stock offset by capital expenditures of $0.4 million.

Financing activities generated $15.2 million in cash for the six months ended June 30, 2018. Tadano’s investment in the Company generated $32.0 million offset by a decrease in the Company’s revolving credit facility of $12.9 million, working capital borrowings of $2.7 million and other financing activities that consumed $1.2 million.

2017

Operating activities consumed $2.8 million of cash for the six months ended June 30, 2017 comprised of net loss of $5.5 million, non-cash items that totaled $3.8 million and changes in assets and liabilities related to continuing operations consumed $4.8 million. Additionally, discontinued operations generated $3.7 million of cash in the quarter.    The principal non-cash items that generated cash are depreciation and amortization of $2.7 million, share based compensation of $0.4 million, amortization of deferred financing costs of $0.2 million, amortization of debt discounts of $0.3 million, and loss on disposal of assets of $0.2 million offset by decrease in inventory reserves of $0.2 million, a change in deferred income taxes of $0.2 million, the gains on revaluation of a contingent acquisition liability of $0.3 million and a gain on interest rate swaps of $0.4 million.

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

Investing activities for the six months ended June 30, 2017 generated $12.3 million of cash.  The Company received $12.9 million in net proceeds from the sale of a portion of its interest in ASV Holdings. The Company used $0.5 million of cash to purchase machinery and equipment.

Financing activities consumed $11.1 million in cash for the six months ended June 30, 2017.  Cash was generated from increases in borrowing under PM’s working capital facilities of $3.2 million, the receipt of proceeds of $2.4 million related a stock offering and $0.8 million in new debt.  The cash generated was more than offset by a decrease in borrowings under the Company’s revolving credit facilities of $6.7 million, notes payments of $4.9 million, the repurchase of $0.1 million of stock from employees to satisfy employees’ tax withhold upon vesting of restricted shares and the payment of $0.7 million under capital lease obligations. Discontinued operations financing activities consumed an additional $5.1 million.

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

Additionally, the guidance that the FASB contained in ASU 2016-08, “Revenue from Contracts with Customers (Topic 606)” became effective for the first quarter of 2018.  See Note 3 in in the accompanying Condensed Consolidated Financial Statements which describes the Company’s policy related to revenue recognition following the adoption of ASU 2016-08.

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

Off-Balance Sheet Arrangements

CIBC has issued 2 standby letters of credit at June 30, 2018.  The first standby letter of credit is $0.645 million in favor of an insurance carrier to secure obligations which may arise in connection with future deductibles payments that may be incurred under Company’s workmen’s compensation insurance policies.  The second standby letter of credit is $0.02 million in favor of a governmental agency to secure obligations which may arise in connection with workmen’s compensation claims.

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

Item 4—Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including the Chief Executive Officer (principal executive officer) and Corporate Controller (principal financial officer), and the Audit Committee of the Board of Directors, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as of June 30, 2018.  The Company’s evaluation has identified certain material weaknesses in its internal control over financial reporting as further described in our Annual Report on Form 10-K for the year ended December 31, 2017. Based on the evaluation of these material weaknesses, the Company has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2018 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on a number of factors, including the completion of the Audit Committee’s internal investigation, our internal review that identified revisions to our previously issued financial statements, and efforts to remediate the material weaknesses in internal control over financial reporting described below we believe the condensed consolidated financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

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

Our Chief Executive Officer and Corporate Controller have determined that there were deficiencies in our internal control over financial reporting that constitute material weaknesses, as defined by SEC regulations, at June 30, 2018, with respect to procedures for:

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

5. We did not maintain an adequate communication policy with respect to compliance with the Company’s Code of Ethics and availability of the Company’s whistleblower hotline to report compliance issues

Accordingly, our Chief Executive Officer and Corporate Controller have concluded that our internal control over financial reporting and disclosure controls and procedures, as defined by SEC regulations, were not effective at June 30, 2018.

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

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1—April 30, 2018	—	$—	—	—
May 1—May 31, 2018	—	—	—	—
June 1—June 30, 2018	—	—	—	—
	—	$—	—	—

Item 3—Defaults Upon Senior Securities

None

Item 4—Mine Safety Disclosures

Not applicable.

Item 5—Other Information

None

Item 6—Exhibits

See the Exhibit Index set forth below for a list of exhibits included with this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1

Securities Purchase Agreement, dated as of May 24, 2018, by and between Manitex International, Inc. and Tadano Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 31, 2018).

10.2

Registration Rights Agreement, dated as of May 24, 2018, by and between Manitex International, Inc. and Tadano Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 31, 2018).

10.3

Amendment No. 1, dated as of May 24, 2018, to Rights Agreement, dated October 17, 2008, by and between Manitex International, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 31, 2018).

31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Corporate Controller pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by the Chief Executive Officer and the Corporate Controller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial information from Manitex International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Operations for the three and six months ended June 30, 2018 and 2017 (ii) Statements of Comprehensive Income (Loss) for six months ended June 30, 2018 and 2017, (ii) Balance Sheets as of June 30, 2018 and December 31, 2017, (iii) Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (iv) Notes to Unaudited Interim Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 8, 2018

By:	/s/ David J. Langevin
David J. Langevin
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 8, 2018

By:	/s/ LAURA YU
Laura Yu
Corporate Controller (Principal Financial and Accounting Officer)