Form 10-Q
period 2018-09-30
Manitex International, Inc.
filed 2018-11-02
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted  pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock, no par, outstanding at November 1, 2018 was 19,622,190

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Manitex International, Inc. speaks as of September 30, 2018 unless specifically noted otherwise.  Unless otherwise indicated, Manitex International, Inc., together with its consolidated subsidiaries, is hereinafter referred to as “Manitex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

Forward-Looking Information

Certain information in this Quarterly Report includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995).  These statements relate to, among other things, the Company’s expectations, beliefs, intentions, future strategies, future events or future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In addition, when included in this Quarterly Report or in documents incorporated herein by reference the words “may,” “expects,” “should,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements.  However, the absence of these words does not mean that the statement is not forward-looking.  We have based these forward-looking statements on current expectations and projections about future events.  These statements are not guarantees of future performance.  Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  Such risks and uncertainties, many of which are beyond our control, include, without limitation, those described below and in our 2017 Annual Report on Form 10-K for the fiscal year ended December 31, 2017, in the section entitled “Item 1A. Risk Factors”:

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

•	Potential negative effects related to the SEC investigation into our Company;
•	other factors.

The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. We do not undertake, and expressly disclaim, any obligation to update this forward-looking information, except as required under applicable law.

MANITEX INTERNATIONAL, INC.

FORM 10-Q INDEX

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	Unaudited	Unaudited
ASSETS
Current assets
Cash	$20,265	$5,014
Cash - restricted	306	352
Marketable equity securities	5,346	—
Trade receivables (net)	42,073	46,633
Other receivables	2,747	1,946
Inventory (net)	67,480	54,360
Prepaid expense and other	2,017	2,017
Total current assets	140,234	110,322
Total fixed assets, net of accumulated depreciation of $14,350 and $12,921 at September 30, 2018 and December 31, 2017, respectively	20,366	22,038
Intangible assets (net)	28,260	31,014
Goodwill	42,508	43,569
Equity investment in ASV Holdings, Inc.	—	14,931
Other long-term assets	1,234	1,475
Deferred tax asset	1,839	1,839
Total assets	$234,441	$225,188
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$21,464	$29,131
Current portion of capital lease obligations	409	378
Accounts payable	40,269	35,386
Accounts payable related parties	79	1,331
Accrued expenses	9,138	10,070
Customer deposits	1,777	2,242
Other current liabilities	—	890
Total current liabilities	73,136	79,428
Long-term liabilities
Revolving term credit facilities	—	12,893
Notes payable (net)	26,651	26,656
Capital lease obligations (net of current portion)	5,173	5,483
Convertible note related party (net)	7,119	7,005
Convertible note (net)	14,475	14,310
Deferred gain on sale of property	874	969
Deferred tax liability	3,789	3,384
Other long-term liabilities	3,910	4,215
Total long-term liabilities	61,991	74,915
Total liabilities	135,127	154,343
Commitments and contingencies
Equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at September 30, 2018 and December 31, 2017	—	—
Common Stock—no par value 25,000,000 shares authorized, 19,615,390 and 16,617,932 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	130,111	97,661
Paid in capital	2,773	2,802
Retained deficit	(30,913)	(28,583)
Accumulated other comprehensive loss	(2,657)	(1,035)
Total equity	99,314	70,845
Total liabilities and equity	$234,441	$225,188

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	Unaudited	Unaudited	Unaudited	Unaudited
Net revenues	$60,938	$56,464	$181,517	$148,634
Cost of sales	48,944	46,591	145,982	121,965
Gross profit	11,994	9,873	35,535	26,669
Operating expenses
Research and development costs	801	619	2,179	1,902
Selling, general and administrative expenses	8,190	8,282	27,184	25,797
Total operating expenses	8,991	8,901	29,363	27,699
Operating income (loss)	3,003	972	6,172	(1,030)
Other (expense) income
Interest expense	(1,294)	(1,716)	(4,350)	(4,498)
Interest income	68	—	95	—
Change in fair value of securities held	(907)	—	(2,308)	—
Foreign currency transaction loss	(410)	(799)	(635)	(1,138)
Other (expense) income	(3)	18	(355)	361
Total other expense	(2,546)	(2,497)	(7,553)	(5,275)
Income (loss) before income taxes and income (loss) in equity interest from continuing operations	457	(1,525)	(1,381)	(6,305)
Income tax expense from continuing operations	335	281	540	416
Income (loss) on equity investments (including loss on sale of shares)	—	284	(409)	284
Net income (loss) from continuing operations	122	(1,522)	(2,330)	(6,437)
Discontinued operations
Loss from operations of discontinued operations (including loss on disposal for the three and nine months 2017 of $1,133)	—	—	—	(573)
Income tax benefit	—	(15)	—	(28)
Income (loss) from discontinued operations	—	15	—	(545)
Net income (loss)	122	(1,507)	(2,330)	(6,982)
Net income attributable to noncontrolling interest from discontinued operations	—	—	—	(274)
Net income (loss) attributable to shareholders of Manitex International, Inc.	$122	$(1,507)	$(2,330)	$(7,256)
Earnings (loss) Per Share
Basic
Earnings (loss) from continuing operations attributable to shareholders of Manitex International, Inc.	$0.01	$(0.09)	$(0.13)	$(0.39)
Loss from discontinued operations attributable to shareholders of Manitex International, Inc.	$—	$0.00	$—	$(0.05)
Net earnings (loss) attributable to shareholders of Manitex International, Inc.	$0.01	$(0.09)	$(0.13)	$(0.44)
Diluted
Earnings (loss) from continuing operations attributable to shareholders of Manitex International, Inc.	$0.01	$(0.09)	$(0.13)	$(0.39)
Loss from discontinued operations attributable to shareholders of Manitex International, Inc.	$—	$0.00	$—	$(0.05)
Net earnings (loss) attributable to shareholders of Manitex International, Inc.	$0.01	$(0.09)	$(0.13)	$(0.44)
Weighted average common shares outstanding
Basic	19,610,168	16,573,927	18,003,829	16,532,683
Diluted	19,694,379	16,573,927	18,003,829	16,532,683

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	Unaudited	Unaudited	Unaudited	Unaudited
Net Income (loss):	$122	$(1,507)	$(2,330)	$(6,982)
Other comprehensive (loss) income
Foreign currency translation adjustments	(236)	795	(1,622)	2,909
Total other comprehensive (loss) income	(236)	795	(1,622)	2,909
Comprehensive loss	(114)	(712)	(3,952)	(4,073)
Comprehensive (income) attributed to noncontrolling interest	—	—	—	(274)
Total comprehensive loss attributable to shareholders of Manitex International, Inc.	$(114)	$(712)	$(3,952)	$(4,347)

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2018	2017
	Unaudited	Unaudited
Cash flows from operating activities:
Net loss	$(2,330)	$(6,982)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	3,789	3,908
Loss on sale of discontinued operations	87	1,133
Changes in allowances for doubtful accounts	7	41
Changes in inventory reserves	439	(449)
Revaluation of contingent acquisition liability	345	(346)
Deferred income taxes	509	(10)
Amortization of deferred debt issuance costs	183	402
Amortization of debt discount	322	388
Change in value of interest rate swaps	(2)	(421)
Loss (income) from equity investments	204	(284)
Change in value of securities held	2,308	—
Share-based compensation	530	517
Adjustment to deferred gain on sales and lease back	(35)	—
Loss on disposal of assets	4	160
Reserves for uncertain tax provisions	43	54
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,995	(10,401)
(Increase) decrease in inventory	(14,325)	9,323
(Increase) decrease in prepaid expenses	(9)	356
Decrease in other assets	148	66
Increase (decrease) in accounts payable	4,451	(845)
Decrease in accrued expense	(463)	(642)
(Decrease) increase in other current liabilities	(1,382)	247
Decrease in other long-term liabilities	(600)	(382)
Discontinued operations - cash provided by operating activities	—	3,665
Net cash used for operating activities	(2,782)	(502)

Cash flows from investing activities:

Proceeds from the sale of partial interest in equity investment	7,000	—
Proceeds from the sale of discontinued operations (Note 18)	—	12,892
Proceeds from the sale of fixed assets	9	15
Purchase of property and equipment	(556)	(761)
Investment in intangibles other than goodwill	(31)	(64)
Discontinued operations - cash used for investing activities	—	(84)
Net cash provided by investing activities	6,422	11,998
Cash flows from financing activities:
Borrowings on revolving term credit facility	103,100	—
Payments on revolving term credit facility	(115,993)	(7,382)
Proceeds from investment in the Company	31,983	—
Net (repayment) borrowings on working capital facilities (See Note 11)	(5,058)	4,198
New borrowings—other	477	754
Debt issuance costs incurred	(50)	(50)
Note payments	(1,823)	(8,451)
Shares repurchased for income tax withholding on share-based compensation	(107)	(128)
Proceeds from sale and lease back	—	896
Proceeds from stock offering	—	2,426
Payments on capital lease obligations	(278)	(793)
Discontinued operations - cash (used for) financing activities	—	(5,058)
Net cash provided by (used for) financing activities	12,251	(13,588)
Net increase (decrease) in cash and cash equivalents	15,891	(2,092)
Effect of exchange rate changes on cash	(686)	98
Cash and cash equivalents at the beginning of the year	5,366	5,314
Cash and cash equivalents at end of period	$20,571	$3,320

See Note 1 for supplemental cash flow disclosures

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except share and per share data)

1. Nature of Operations and Basis of Presentation

The  Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017 and the related Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2018 and 2017 and Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2018 and 2017 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods.  Interim results may not be indicative of results to be realized for the entire year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  The Condensed Consolidated Balance Sheet as of December 31, 2017 was derived from our audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).  Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation. All references in this report to financial results related to 2017 reflect the previously restated results for the first and second quarters of 2017.

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

Consolidated Variable Interest Entity

Even though it never had an ownership interest in SVW Crane & Equipment Company (together with its wholly owned subsidiary, Rental Consulting Service Company, “SVW”), the Company previously had the power to direct the activities that most significantly impacted SVW’s economic performance. Additionally, the Company was the primary beneficiary of its relationship with SVW. SVW obtained third party financing, which was effectively guaranteed by the Company, on specific cranes the Company manufactured and remitted the loan proceeds to the Company. Other than its business transactions described herein, SVW had no other substantial business operations. The Company determined that SVW was a Variable Interest Entity (“VIE”) that under current accounting guidance needed to be consolidated in the Company’s financial results. By December 31, 2017, SVW had ceased operations and is therefore not a consolidated VIE after December 31, 2017.

Supplemental Cash Flow Information

Transactions for the periods ended September 30, 2018 and 2017 are as follows:

	Nine Months Ended September 30,
	2018	2017
Interest received in cash	$95	$—
Interest paid in cash	4,678	4,375
Income tax (refunds) payments in cash	(99)	107

Proportional share of increase in equity investments' paid in capital	14	—
Share based compensation paid in connection with Tadano transaction	200	—
Equipment held for sale financed on a capital lease	—	896
Stock to purchase Winona facility	—	154

Discontinued Operations

ASV Segment

ASV is located in Grand Rapids, Minnesota and manufactures a line of high-quality compact track and skid steer loaders. The products are used in site clearing, general construction, forestry, golf course maintenance and landscaping industries, with general construction being the largest.

Prior to the quarter ended June 30, 2017, the Company owned a 51% interest in ASV Holdings, Inc., which was formerly known as A.S.V., LLC (“ASV”).  On May 11, 2017, in anticipation of an initial public offering, ASV converted from an LLC to a C-Corporation and the Company’s 51% interest was converted to 4,080,000 common shares of ASV.  On May 17, 2017, in connection with its initial public offering, ASV sold 1,800,000 of its own shares and the Company sold 2,000,000 shares of ASV common stock and reduced its investment in ASV to a 21.2% interest. ASV was deconsolidated and was recorded as an equity investment starting with the quarter ended June 30, 2017.  Periods ending before June 30, 2017 reflect ASV as a discontinued operation. In February 2018, the Company sold an additional 1,000,000 shares of ASV that it held which reduced the Company’s investment in ASV to approximately 11.0%.  The Company ceased accounting for its investment in ASV under the equity method and now accounts for its investment as a marketable equity security.  See Notes 8 and 18 for additional discussion related to the accounting treatment of the investment in ASV after the sale of the additional shares.

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

Although the Company never had an ownership interest in SVW, the Company previously had the power to direct the activities of SVW that most significantly impacted its economic performance and absorbed the losses.  As such, the Company determined that SVW was a VIE that required consolidation.  SVW obtained financing and remitted the proceeds to the Company using inventory (cranes) owned by the Company as collateral.  The finance companies that hold the loans have a perfected security interest in the inventory and therefore have recourse against this specific inventory. Furthermore, the debt taken on by SVW was effectively guaranteed by the Company pursuant to certain related agreements. By December 31, 2017, SVW ceased operations and is not a consolidated VIE after December 31, 2017.

The Company eliminates from the Company’s financial results all significant intercompany transactions, including the intercompany transactions with consolidated VIEs.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amounts the Company’s customers are invoiced and do not bear interest. Accounts receivable is reduced by an allowance for amounts that may become uncollectible in the future. The Company’s estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where the Company has information that the customer may have an inability to meet its financial obligations. The Company had allowances for doubtful accounts of $34 and $82 at September 30, 2018 and December 31, 2017, respectively.

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

Accrued Warranties

Warranty costs are accrued at the time revenue is recognized. The Company’s products are typically sold with a warranty covering defects that arise during a fixed period of time. The specific warranty offered is a function of customer expectations and competitive forces. The Equipment Distribution division does not accrue for warranty costs at the time of sales, as they are reimbursed by the manufacturers for any warranty that they provide to their customers.

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

Interest Rate Swap Contracts

The Company enters into derivative instruments to manage its exposure to interest rate risk related to certain foreign term loans. Derivatives are initially recognized at fair value at the date the contract is entered into and are subsequently remeasured to their fair value at the end of each reporting period. The resulting gain or loss is recognized in current earnings immediately unless the derivative is designated and effective as a hedging instrument, in which case the effective portion of the gain or loss is recognized and is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged instrument affects earnings (date of sale). The Company’s interest rate swap contracts are held by the PM Group and are intended to manage the exposure to interest rate risk related to certain term loans that PM Group has with certain financial institutions in Italy. These contracts have been determined not to be hedge instruments under ASC 815-10.

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

Accounting for Equity Investments

Beginning with the quarter ended June 30, 2017, the Company accounted for its 21.2% investment in ASV under the equity method of accounting.  Under the equity method, the Company’s share of the net income (loss) of ASV was recognized as income (loss) in the Company’s statement of operations and added to the investment account, and dividends received from ASV were treated as a reduction of the investment account. The Company reports ASV’s earnings on a one quarter lag as ASV may not report earnings in time to be included in the Company’s financial statements for any given reporting period.

On May 17, 2017 (the date ASV became an equity investment), the Company’s investment in ASV exceeded the proportional share of ASV’s net assets. Under current applicable guidance, assets and liabilities of the investee (ASV) were valued at fair market value on the date of the investment.   The Company’s investment, however, was not adjusted for the difference between the Company’s proportional share of the net assets and the fair value of the assets that existed on the date that the investment was made.   The differences were accounted for on a memo basis.  The differences can be either of temporary nature or permanent differences.  Adjustment to inventory and identifiable intangible assets with finite lives are temporary differences.  Fair market adjustments to land and goodwill are examples of permanent differences.  Differences related to temporary items are amortized over their lives.  Earnings recognized are the proportional share of investee’s income for the period adjusted for reversal of any timing differences or additional amortization related to the memo fair market adjustments of identifiable intangible assets that have finite lives.

Between February 26 and 28, 2018, the Company sold 1,000,000 shares of ASV stock reducing the Company’s investment in ASV to approximately 11.0%. See Notes 8 and 18. During the quarter ended March 31, 2018, the Company:

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

Shipping and Handling

The Company records the amount of shipping and handling costs billed to customers as revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment costs and are included in cost of sales.

Adoption of Highly Inflationary Accounting in Argentina

GAAP guidance requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100 percent. In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina (“PM Argentina”). Under highly inflationary accounting, PM Argentina’s functional currency became the Euro (its parent company’s reporting currency), and its income statement and balance sheet have been measured in Euros using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in other (income) and expense, net and was not material.  As of September 30, 2018, PM Argentina had a small net peso monetary position. Net sales of PM Argentina were less than 5 and 10 percent of our consolidated net sales for the nine months ended September 30, 2018 and 2017.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment. The effective date will be the first quarter of fiscal year 2020, with early adoption permitted in 2017. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

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

Recently Adopted Accounting Guidance

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in ASU 2016-01, among other things, require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; requires public business entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost. The effective date was the first quarter of fiscal year 2018.  The Company adopted this guidance during the quarter ended March 31, 2018. The adoption of this guidance did not have a significant impact on the operating results.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date”, which amends ASU 2014-09.  As a result, the effective date was the first quarter of 2018, with early adoption permitted.  The Company adopted this guidance during the quarter ended March 31, 2018 on a modified retrospective basis. Adoption of the new standard has had no material impact on our consolidated balance sheet, cash flows statements or net income.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” (“ASU 2016-08”). ASU 2016-08 further clarifies principal and agent relationships within ASU 2014-09. Similar to ASU 2014-09, the effective date was the first quarter of fiscal year 2018 with early adoption permitted in the first quarter of fiscal year 2017. The Company adopted this guidance during the quarter ended March 31, 2018 on a modified retrospective basis. Adoption of the new standard has had no material impact on our consolidated balance sheet, cash flows statements or net income.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing” (“ASU 2016-10”).  The amendments in ASU 2016-10 are expected to reduce the cost and complexity of applying the guidance on identifying promised goods or services in contracts with customers and to improve the operability and understandability of licensing implementation guidance related to the entity's intellectual property.  Similar to ASU 2014-09, the effective date was the first quarter of fiscal year 2018 with early adoption permitted in the first quarter of fiscal year 2017. The Company adopted this guidance during the quarter ended March 31, 2018 on a modified retrospective basis. The adoption of this guidance did not have a significant impact on the operating results when adopted. The Company’s revenue recognition policy adopted as a result of the New Revenue Standards is presented in Note 3 below.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments,” (“ASU 2016-15”).  ASU 2016-15 reduces the existing diversity in practice in financial reporting by clarifying existing principles in ASC 230, “Statement of Cash Flows,” and provides specific guidance on certain cash flow classification issues.  The effective date for ASU 2016-15 was the first quarter of fiscal year 2018 with early adoption permitted. The Company made an election to use the “Cumulative Earning Approach” to classify distributions received from equity investments.  Other than the aforementioned election (which may have a future impact), the adoption of this guidance during the quarter ended March 31, 2018, did not have an impact on the Company’s Statement of Cash Flows.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740) - Intra-Entity Transfer of Assets Other than Inventory,” (“ASU 2016-16”).  ASU 2016-16 requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (excluding inventory) when the transfer occurs. This is a change from prior GAAP which prohibited recognition of current and deferred income taxes until the asset was sold to a third party.  The effective date for ASU 2016-16 was the first quarter of fiscal year 2018 with early adoption permitted.  The Company adopted this guidance during the quarter ended March 31, 2018. The adoption of this guidance did not have a significant impact on the operating results.

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

For each of the subsidiaries, various products may be sold separately or together with installation services.  Further, equipment sales come with a standard warranty that is not sold separately.   Additionally, each of the subsidiaries sells parts to its customers.

The following table disaggregates our revenue for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Equipment sales	$52,774	$49,449	$155,760	$127,193
Part sales	7,136	5,953	22,253	17,945
Installation services	1,028	1,062	3,504	3,496
Total Revenue	$60,938	$56,464	$181,517	$148,634

The Company attributes revenue to different geographic areas based on where items are shipped to or services are performed.

The following table provides detail of revenues by geographic area for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States	$32,227	$25,571	$89,811	$69,503
Canada	6,481	5,999	20,708	14,482
Italy	4,163	3,647	15,379	13,303
Argentina	1,290	2,760	6,963	8,255
Chile	2,381	3,012	6,957	6,316
Other	2,656	2,229	6,743	4,640
France	2,208	1,362	6,461	4,616
United Kingdom	2,499	2,178	5,643	5,282
Spain	1,151	1,166	4,031	3,105
Germany	1,336	971	3,775	1,998
Finland	729	1,238	2,566	2,330
Czech Republic	443	192	1,445	1,232
Netherlands	449	—	1,241	777
Mexico	362	701	946	1,152
Peru	531	239	814	240
Qatar	5	—	805	46
United Arab Emirates	395	255	743	694
Malaysia	1	391	742	804
Hong Kong	474	234	674	643
Israel	8	1,570	626	3,047
Indonesia	361	204	534	409
Denmark	244	20	489	402
Ireland	10	—	346	331
Ukraine	51	590	340	693
Kuwait	—	—	328	89
China	247	—	303	27
Romania	57	—	282	284
Martinique	2	302	262	302
Belgium	31	—	257	—
South Africa	—	780	213	1,082
Saudi Arabia	6	—	185	491
Turkey	37	120	163	161
Russia	5	440	154	498
Bahrain	1	—	142	44
Morocco	52	56	139	373
Singapore	5	75	138	678
Puerto Rico	22	20	71	36
Thailand	—	132	56	132
Australia	18	10	42	137
	$60,938	$56,464	$181,517	$148,634

Total Company Revenues by Sources

The sources of the Company’s revenues are summarized below for the three and nine months ended September 30, 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Boom trucks, knuckle boom & truck cranes	$43,949	$43,896	$132,764	$111,290
Rough terrain cranes	1,862	1,891	4,841	4,716
Mobile tanks	3,140	1,223	7,943	3,984
Installation services	1,028	1,062	3,504	3,496
Other equipment	3,823	2,439	10,212	7,203
Part sales	7,136	5,953	22,253	17,945
Total Revenue	$60,938	$56,464	$181,517	$148,634

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

The following table summarizes changes in customer deposits for the nine months ended September 30, 2018:

Customer deposits at January 1, 2018	$2,242
Revenue recognized from customer deposits	(7,942)
Additional customer deposits received where revenue has not yet been recognized	7,698
Effect of change in exchange rates	(221)
Customer deposits at September 30, 2018	$1,777

4. Financial Instruments—Marketable Securities, Forward Currency Exchange Contracts and Interest Rate Swap Contracts

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 by level within the fair value hierarchy. As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is summary of items that the Company measures at fair value on a recurring basis:

	Fair Value at September 30, 2018
	Level 1	Level 2	Level 3	Total
Asset
Marketable securities	$5,346	$—	$—	$5,346
Forward currency exchange contracts	—	20	—	20
Total current assets at fair value	$5,346	$20	$—	$5,366
Liabilities:
Interest rate swap contracts	$—	$3	$—	$3
Forward currency exchange contracts	—	34	—	34
PM contingent liabilities	—	—	325	325
Valla contingent consideration	—	—	213	213
Total recurring liabilities at fair value	$—	$37	$538	$575

	Fair Value at December 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Forward currency exchange contracts	$—	$213	$—	$213
Interest rate swap contracts	—	6	—	6
Valla contingent consideration	—	—	220	220
Total liabilities at fair value	$—	$219	$220	$439

	Fair Value Measurements Using Significant Unobservable Inputs (level 3)
	PM Contingent Consideration	Valla Contingent Consideration	Total
Liabilities:
Balance at January 1, 2018	$—	$220	$220
Effect of change in exchange rates	(20)	(7)	(27)
Change in fair value during the period	345	—	345
Balance at September 30, 2018	$325	$213	$538

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

Fair value of the forward currency contracts is determined on the last day of each reporting period using observable inputs, which are supplied to the Company by the foreign currency trading operation of its bank and are Level 2 items.

5. Derivative Financial Instruments

The Company’s risk management objective is to use the most efficient and effective methods available to us to minimize, eliminate, reduce or transfer the risks which are associated with fluctuation of exchange rates between the Euro, Chilean Peso and the U.S. dollar.

Forward Currency Contracts

When the Company receives a significant order in a currency other than the operating unit’s functional currency, management may evaluate different options that are available to mitigate future currency exchange risks. As of September 30, 2018, the Company had no outstanding forward currency contracts that were in place to hedge future sales. Therefore, there are currently no unrealized pre-tax gains or losses which will reclassified from other comprehensive income into earnings during the next 12 months.

In addition, the Company enters into forward currency exchange contracts in relationship such that the exchange gains and losses on certain assets and liabilities denominated in a currency other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. PM Group has an intercompany receivable denominated in Euros from its Chilean subsidiary.  At September 30, 2018, the Company had entered into two forward currency exchange contracts that mature on November 23, 2018 and November 14, 2018, respectively.  Under the first contract the Company is obligated to sell 1,900,000 Chilean pesos for 2,450 euros. The Company has a second contract which obligates the Company to sell 300,000 Chilean pesos for $477.  The purpose of the forward contracts is to mitigate the income effect related to this intercompany receivable that results with a change in exchange rate between the Euro and the Chilean peso.

Interest Rate Swap Contracts

A contract was signed by PM Group, for an original notional amount of € 482 (€ 211 at September 30, 2018), maturing on October 1, 2020 with interest paid monthly.   PM pays interest at a rate of 3.90% and receives from the counterparties interest at the “Euribor” rate for the period in question if greater than 0.90%.

As of September 30, 2018, the Company had the following forward currency contracts and interest rate swaps:

Nature of Derivative	Currency	Amount	Type
Forward currency sales contracts	Chilean peso	2,200,000	Not designated as hedge instrument
Interest rate swap contract	Euro	482	Not designated as hedge instrument

The following table provides the location and fair value amounts of derivative instruments that are reported in the Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017:

Total derivatives NOT designated as a hedge instrument

		Fair Value
	Balance Sheet Location	September 30, 2018	December 31, 2017
Asset Derivatives
Foreign currency exchange contract	Prepaid expense and other	$20	$—

Liabilities Derivatives
Foreign currency exchange contract	Accrued expense	$34	$213
Interest rate swap contracts	Notes payable	3	6
Total liabilities		$37	$219

The following tables provide the effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017:

		Gain (loss)		Gain (loss)
	Location of gain or (loss) recognized in Statement of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Derivatives Not Designated as Hedge Instruments
Forward currency contracts	Foreign currency transaction gains (losses)	$(36)	$37	$99	$133
Interest rate swap contracts	Interest expense	(1)	(1)	(2)	355
		$(37)	$36	$97	$488

The counterparty to each of the currency exchange forward contracts is a major financial institution with credit ratings of investment grade or better and no collateral is required. Management continues to monitor counterparty risk and believes the risk of incurring losses on derivative contracts related to credit risk is unlikely.

6. Inventory, net

The components of inventory are as follows:

	September 30, 2018	December 31, 2017
Raw materials and purchased parts, net	$49,164	$35,205
Work in process	3,756	4,513
Finished goods	14,560	14,642
Inventory, net	$67,480	$54,360

The Company has established reserves for obsolete and excess inventory of $3,789 and $3,462 as of September 30, 2018 and December 31, 2017, respectively.

7. Goodwill and Intangible Assets

Intangible assets and accumulated amortization by category as of September 30, 2018 is as follows:

		Gross		Net
	Useful	Carrying	Accumulated	Carrying
	lives	Amount	Amortization	Amount
Patented and unpatented technology	7-10 years	$18,107	$(12,594)	$5,513
Customer relationships	10-20 years	23,458	(11,084)	12,374
Trade names and trademarks	25 years-indefinite	12,609	(2,236)	10,373
Non-competition agreements	2-5 years	50	(50)	—
Total intangible assets, net				$28,260

Intangible assets and accumulated amortization by category as of December 31, 2017 is as follows:

		Gross		Net
	Useful	Carrying	Accumulated	Carrying
	lives	Amount	Amortization	Amount
Patented and unpatented technology	7-10 years	$18,458	$(12,011)	$6,447
Customer relationships	10-20 years	23,837	(9,907)	13,930
Trade names and trademarks	25 years-indefinite	12,724	(2,090)	10,634
Non-competition agreements	2-5 years	50	(47)	3
Total Intangible assets				$31,014

Amortization expense for intangible assets was $694 and $609 for the three months and $2,118 and $2,121 for the nine months ended September 30, 2018 and 2017, respectively.

Changes in goodwill for the nine months ended September 30, 2018 are as follows:

Total
Balance January 1, 2018	$43,569
Effect of change in exchange rates	(1,061)
Balance September 30, 2018	$42,508

8. Equity Method Investments

The Company accounted for its investment in ASV during the period (May 17, 2017 to February 26, 2018) that it owned 21.2% of ASV as an equity investment.   Under the equity method, the Company’s share of the net income (loss) of ASV was recognized as income (loss) in the Company’s statement of operations and added to investment account, and dividends received from ASV were treated as a reduction of the investment account.  The Company reported ASV’s earnings on a one quarter lag as ASV may not report earnings in time to be included in the Company’s financial statements for any given reporting period.   During the quarter ended March 31, 2018, the Company recorded its proportional share of ASV’s loss for the quarter ended December 31, 2017 and recorded amortization related temporary differences.

The following tables present ASV summary income statement information:

For the three months ended
December 31, (2)
2017
Net sales	$30,455
Gross profit	4,146
Net income	(796)

Net income attributable to the Company (1)	(169)
Amortization of FMV adjustment	(35)
Income recognized by the Company	$(204)

(1)	Represents 21.22% of ASV’s loss for the quarter ended December 31, 2017.
(2)	The Company's policy is to record ASV’s earnings based on a one quarter lag.

Between February 26 and 28, 2018, the Company sold 1,000,000 shares of ASV stock, reducing the Company’s investment to approximately 11.0%, and ceased accounting for its investment in ASV as an equity method investment. See Note 18, Discontinued Operations and Partial Disposition of the Remaining Equity Investment.

9. Accrued Expenses

	September 30, 2018	December 31, 2017
Accrued payroll	$1,816	$1,198
Accrued employee benefits	741	1,317
Accrued bonuses	118	180
Accrued vacation	1,187	1,214
Accrued interest	365	414
Accrued commissions	372	560
Accrued expenses—other	887	2,045
Accrued warranty	1,966	2,030
Accrued income taxes	380	—
Accrued taxes other than income taxes	971	969
Accrued product liability and workers compensation claims	335	143
Total accrued expenses	$9,138	$10,070

10. Accrued Warranty

The accrued warranty liability is established using historical warranty claim experience; however, the current provision may be adjusted to take into consideration unusual or non-recurring events in the past or anticipated changes in future warrant claims.

	For the nine months ended
	September 30,
	2018	2017
Balance January 1,	$2,030	$1,568
Accrual for warranties issued during the period	2,530	1,390
Warranty services provided	(2,476)	(1,322)
Changes in estimate	(128)	(1)
Foreign currency translation	10	34
Balance September 30,	$1,966	$1,669

11. Credit Facilities and Debt

U.S.  Credit Facilities

At September 30, 2018, the Company and its U.S. subsidiaries have a Loan and Security Agreement, as amended, (the “Loan Agreement”) with The CIBC Bank USA (“CIBC”), formerly known as “The Private Bank and Trust Company”.  The Loan Agreement provides a revolving credit facility with a maturity date of July 20, 2021.   The aggregate amount of the facility is $25,000.

The maximum borrowing available to the Company under the Loan Agreement is limited to: (1) 85% of eligible receivables; plus (2) 50% of eligible inventory valued at the lower of cost or net realizable value subject to a $17,500 limit; plus (3) 80% of eligible used equipment, as defined, valued at the lower of cost or market subject to a $2,000 limit.  At September 30, 2018, the maximum the Company could borrow based on available collateral was $24,400.  At September 30, 2018, the Company had no borrowings under this facility.  The Company’s collateral is subject to a $5,000 reserve until the Fixed Charge Coverage ratio exceeds 1.10 to 1.00.  The indebtedness under the Loan Agreement is collateralized by substantially all of the Company’s assets, except for the certain assets of the Company’s subsidiaries.

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

The Loan Agreement subjects the Company and its domestic subsidiaries to a quarterly EBITDA covenant (as defined).  The quarterly EBITDA covenant (as defined) is $2,000 for all quarters starting with the quarter ended September 30, 2017 through the end of the agreement. Additionally, the Company and its domestic subsidiaries are subject to a Fixed Charge Coverage ratio of 1.05 to 1.00 measured on an annual basis beginning December 31, 2017, followed by a Fixed Charge Coverage ratio of 1.15 to 1.00 measured quarterly starting March 31, 2018 (based on a trailing twelve-month basis) through the term of the agreement. At the end of a quarter, if there is $15,000 of availability and outstanding borrowings of less than $5,000, covenant testing is waived. The Loan Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, pay dividends or make distributions, repurchase stock, in each case subject to customary exceptions for a credit facility of this size.

The Loan Agreement has a Letter of Credit facility of $3,000, which is fully reserved against availability.

Note Payable—Winona Facility Purchase

At September 30, 2018, Badger has a balance on note payable to Avis Industrial Corporation of $400.  Badger is required to make 60 monthly payments of $10 that began on August 1, 2017.  The note dated July 26, 2017, had an original principal amount of $500 and annual interest rate of 8.00%.  The note is guaranteed by the Company.

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

PM Group Short-Term Working Capital Borrowings

At September 30, 2018, PM Group had established demand credit and overdraft facilities with six Italian banks, one Spanish bank and eight banks in South America. Under the facilities, PM Group can borrow up to approximately €24,689 ($28,694) for advances against invoices, and letter of credit and bank overdrafts. These facilities are divided into two types: working capital facilities and cash facilities. Interest on the Italian working capital facilities and cash facilities is charged at the 3-month Euribor plus 175 or 200 basis points and 3-month Euribor plus 350 basis points, respectively.   Interest on the South American facilities is charged at a flat rate of points for advances on invoices ranging from 7%-50%.

At September 30, 2018, the Italian and Spanish banks had advanced PM Group €15,603 ($18,134), at variable interest rates, which currently range from 1.75% to 2.00%. At September 30, 2018, the South American banks had advanced PM Group €1,039 ($1,208). Total short-term borrowings for PM Group were €16,642 ($19,342) at September 30, 2018.

PM Group Term Loans

At September 30, 2018, PM Group has a €10,451 ($12,146) term loan with two Italian banks, BPER and Unicredit. The term loan is split into a note and a balloon payment and is secured by PM Group’s common stock and building.  Accrued interest on these borrowings through the date of acquisition at January 15, 2015, totaled €358 ($416) and is payable in semi-annual installments beginning June 2019 and ending December 2019.

The note and balloon payment have an outstanding principal balance of €7,449 ($8,658) and €3,002 ($3,488), respectively.  Both are charged interest at a fixed rate of 3.5%, with an effective rate of 3.5% at September 30, 2018. The note is payable in annual installments of principal €958 for 2019, €991 for 2020, €1,026 for 2021, €1,062 for 2022, €1,099 for 2023, €1,137 for 2024, and €1,177 for 2025.  The balloon payment is payable in a single payment of €3,002 in 2026.

An adjustment in the purchase accounting to value the non-interest-bearing debt at its fair market value was made. At March 6, 2018 it was determined that the fair value of the debt was €480 or $557 less than the book value. This reduction is not reflected in the above descriptions of PM debt. This discount is being amortized over the life of the debt and being charged to interest expense. As of September 30, 2018, the remaining balance was €418 or $486 and has been offset to the debt.

At September 30, 2018, PM Group has unsecured borrowings with three Italian banks totaling €12,566 ($14,604). Interest on the unsecured notes is charged at a stated and effective rate of 3.5% at September 30, 2018.   €450 of the remaining €900 principal due to one bank will be forgiven on December 31, 2018, provided the remaining €450 of principal and any borrowings outstanding under the short-term working capital facilities are repaid by December 31, 2018.

Annual payments of €1,731 are payable beginning in 2019 and ending in 2025.

PM Group is subject to certain financial covenants as defined by the debt restructuring agreement including maintaining (1) Net debt to EBITDA, (2) Net debt to equity, and (3) EBITDA to net financial charges ratios. The covenants are measured on a semi-annual basis beginning on December 31, 2018.

At September 30, 2018, Autogru PM RO, a subsidiary of PM Group, has three notes. The first note is payable in 60 monthly principal installments of €8 ($9), plus interest at the 1-month Euribor plus 300 basis points, effective rate of 3.00% at September 30, 2018, maturing October 2020. At September 30, 2018, the outstanding principal balance of the note was €211 ($245).

The second note is payable in monthly installments of €9 ($10) starting from October 2018 and ending in March 2019, and one final payment of €294 ($342) in March 2019. The note is charged interest at the 1-month Euribor plus 250 basis points, effective rate of 2.50% at September 30, 2018.  At September 30, 2018, the outstanding principal balance of the note was €346 ($402).

The third note is divided in three parts: the first part is payable in 60 monthly installments of €1 ($1) plus interest at the 6-month Euribor plus 275 basis points, effective rate of 2.75% at September 30, 2018, maturing February 2023; the second part is payable in 60 monthly installments of €4 ($5) plus interest at the 6-month Euribor plus 275 basis points, effective rate of 2.75% at September 30, 2018, maturing April 2023; the third part  is payable in 60 monthly installments of €1 ($1) plus interest at the 6-month Euribor plus 275 basis points, effective rate of 2.75% at September 30, 2018, maturing June 2023. At September 30, 2018, the outstanding principal balance of the note was €322 ($374).

PM has an interest rate swap with a fair market value at September 30, 2018 of €3 or $3 which has been included in debt.

At September 30, 2018 PM Argentina Sistemas de Elevacion, a subsidiary of PM Group has a note payable. The note is payable in fifteen monthly installments of €13 ($15) starting from March 2018 and ending in May 2019, the note is charged interest at 28.50% at September 30, 2018.  At September 30, 2018, the outstanding principal balance of the note was €101 ($117).

Valla Short-Term Working Capital Borrowings

At September 30, 2018, Valla had established demand credit and overdraft facilities with two Italian banks. Under the facilities, Valla can borrow up to approximately €870 ($1,011) for advances against orders, invoices and bank overdrafts. Interest on the Italian working capital facilities is charged at a flat percentage rate for advances on invoices and orders ranging from 4.50% - 4.75%. At September 30, 2018, the Italian banks had advanced Valla €394 ($459).

Valla Term Loans

At September 30, 2018, Valla has a term loan with Carisbo.  The note is payable in quarterly principal installments beginning on October 30, 2017 of €8 ($9), plus interest at the 3-month Euribor plus 470 basis points, for an effective rate of 4.38% at September 30, 2018. The note matures in January 2021. At September 30, 2018, the outstanding principal balance of the note was €79 ($92).

Capital leases

Georgetown facility

The Company leases its Georgetown facility under a capital lease that expires on April 30, 2028.  The monthly rent is currently $66 and is increased by 3% annually on September 1 during the term of the lease.   At September 30, 2018, the outstanding capital lease obligation is $5,072.

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

The following is a summary of amounts financed under equipment capital lease agreements:

				Balance as of
	Amount Borrowed	Repayment Period	Amount of Monthly Payment	September 30, 2018
New equipment	$896	48	$18	$505

As of September 30, 2018, the Company has one additional capital lease with total capitalized lease obligations of $5.

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

As of September 30, 2018, and December 31, 2017, the note had a remaining principal balance of $7,119 and $7,005 an unamortized discount of $381 and $495, respectively.

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

In accordance with a Registration Rights Agreement with the Investors dated January 7, 2015, the Company agreed to register the resale of the shares of common stock issuable upon conversion of the Perella Notes.  The Registration Statement on Form S-3 filed by the Company was declared effective by the SEC on February 23, 2015.

As of September 30, 2018, the note had a remaining principal balance of $14,695 (less $220 debt issuance cost for a net debt of $14,475) and an unamortized discount of $305, compared to a remaining balance of $14,604 (less $294 debt issuance cost for a net debt of $14,310) and an unamortized discount of $396 at December 31, 2017.

13. Income Taxes

For the three months ended September 30, 2018, the Company recorded an income tax provision of $335, which includes a discrete income tax provision of $111. The calculation of the overall income tax provision for the three months ended September 30, 2018 primarily consists of foreign income taxes, a domestic income tax provision resulting from state and local taxes and a discrete income tax provision related to the accrual of taxes and interest related to prior year unrecognized tax benefits.  For the three months ended September 30, 2017, the Company recorded an income tax provision of $281.

The effective tax rate for the three months ended September 30, 2018 was an income tax provision of 73.09% on pretax income of $457 compared to an income tax provision of 22.64% on a pretax loss of $1,241 in the comparable prior period. The effective tax rate for the three months ended September 30, 2018 differs from the U.S. statutory rate of 21% primarily due to the mix of domestic and foreign earnings, nondeductible foreign permanent differences, domestic losses for which the Company is not recognizing an income tax benefit and an accrual of taxes and interest related to prior year unrecognized tax benefits.

For the nine months ended September 30, 2018, the Company recorded an income tax provision of $540, which includes a discrete income tax provision of $156.  The calculation of the overall income tax provision for the nine months ended September 30, 2018 primarily consists of foreign income taxes, a domestic income tax provision resulting from state and local taxes, and a discrete income tax provision for the accrual of taxes and interest related to prior year unrecognized tax benefits.  For the nine months ended September 30, 2017, the Company recorded an income tax provision of $416.

The effective tax rate for the nine months ended September 30, 2018 was an income tax provision of (30.17%) on a pretax loss of $1,790 compared to an income tax provision of 6.91% on a pretax loss of $6,021 in the comparable prior period.  The effective tax rate for the nine months ended September 30, 2018 differs from the U.S. statutory rate of 21% primarily due to the mix of domestic and foreign earnings, nondeductible foreign permanent differences, domestic losses for which the Company is not recognizing an income tax benefit and an accrual for taxes and interest related to prior year unrecognized tax benefits.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Jobs Act”) was enacted into law. In response to the enactment of the Act, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 118, which provides guidance on accounting for the tax effects of the Act. The purpose of SAB No. 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes in the reporting period in which the Jobs Act was enacted. SAB No. 118 addresses situations where the accounting is incomplete for certain income tax effects of the Jobs Act upon issuance of a company’s financial statements for the reporting period that includes the enactment date. SAB No. 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the Jobs Act. Additionally, SAB No. 118 allows for a measurement period to finalize the impacts of the Jobs Act, not to extend beyond one year from the date of enactment.

The Company’s accounting for certain elements of the Jobs Act was incomplete as of the period ended December 31, 2017, some of which remains incomplete as of September 30, 2018. The Company was able to make reasonable estimates of the effects of the Jobs Act and, therefore, recorded provisional estimates for these items at December 31, 2017.

The Jobs Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries. As a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued are now subject to U.S. tax. In accordance with the guidelines provided by the Jobs Act and the Department of Treasury’s proposed regulations, we have completed our calculation of the one-time transition tax. We have aggregated untaxed foreign earnings and profits, utilized participation exemption deductions and reported a $4.8 million taxable income inclusion in our U.S. federal income tax return for the year ended December 31, 2017. Given our tax loss for the year ended December 31, 2017, we are not subject to U.S. federal and state taxes in connection with the deemed repatriation of earnings of foreign subsidiaries. Deemed paid foreign taxes of $0.5 million, for which the Company is not recognizing a tax benefit, can be carried forward for 10 years.

The Company has not elected to make certain basis adjustments with respect to each deferred foreign income corporation and each Earnings and Profit deficit corporation as the Treasury Department and the IRS have provided an extension for making a binding basis election. Notwithstanding the U.S. taxation of these deemed repatriated amounts, we intend to continue to invest these earnings indefinitely outside the U.S., and do not expect to incur any significant additional taxes related to such amounts.

The Company has not made a policy election with respect to the income tax effects of the new Global Intangible Low-Taxed Income (“GILTI”) provision. Under U.S. GAAP, companies can either account for taxes on GILTI as a current period expense or recognize deferred taxes when basis differences exist that are expected to affect the amount of GILTI inclusion upon reversal. Due to the complexity of these new rules we are continuing to evaluate the potential impact of the U.S. taxation of foreign operations. In accordance with SAB 118, the Company did not include an estimate of the tax expense/benefit related to GILTI for the period ended December 31, 2017.

The Company’s total unrecognized tax benefits as of September 30, 2018 and 2017 were approximately $1,100 and $983 which, if recognized, would affect the Company’s effective tax rate. Included in the unrecognized tax benefits is a liability for the PM Group’s potential IRES and IRAP audit adjustments for tax year 2013 and Romania for tax years 2012-2016. During the quarter ended September 30, 2018, the Internal Revenue Service (“IRS”) closed examination of the Company’s 2015 tax return with no change to the tax liability reported. Favorable resolution of an unrecognized tax benefit could be recognized as a reduction in the tax provision and effective tax rate in the period of resolution. Unfavorable settlement of an unrecognized tax benefit could increase the tax provision and effective tax rate and may require the use of cash in the period of resolution. The favorable resolution of the IRS examination did not have a significant impact on the unrecognized tax benefits.

14. Net Earnings (Loss) per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of convertible debt, restricted stock units and stock options. Details of the calculations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) attributable to shareholders of Manitex International, Inc.
Net income (loss) from continuing operations attributable to shareholders of Manitex International, Inc.	$122	$(1,522)	$(2,330)	$(6,437)
(Loss) income from operations of discontinued operations, net of income taxes	—	(15)	—	532
Less: (income) attributable to noncontrolling interest from discontinued operations	—	—	—	(274)
(Loss) income from operations of discontinued operations attributable to shareholders of Manitex International, Inc., net of income taxes	—	(15)	—	258
Income (loss) on sale of discontinued operations, net of income taxes		30		(1,077)
Net income (loss) attributable to shareholders of Manitex International, Inc.	$122	$(1,507)	$(2,330)	$(7,256)

Earnings (loss) per share
Basic
Income (loss) from continuing operations attributable to shareholders of Manitex International, Inc.	$0.01	$(0.09)	$(0.13)	$(0.39)
Earnings from operations of discontinued operations attributable to shareholders of Manitex International, Inc., net of income taxes	$—	$—	$—	$0.02
Loss on sale of discontinued operations attributable to shareholders' of Manitex international, net of income taxes	$—	$—	$—	$(0.07)
Income (loss) attributable to shareholders of Manitex International, Inc.	$0.01	$(0.09)	$(0.13)	$(0.44)
Diluted
Income (loss) from continuing operations attributable to shareholders of Manitex International, Inc.	$0.01	$(0.09)	$(0.13)	$(0.39)
Earnings from operations of discontinued operations attributable to shareholders of Manitex International, Inc., net of income taxes	$—	$—	$—	$0.02
Loss attributable to shareholders of Manitex International, Inc.	$—	$—	$—	$(0.07)
Income (loss) attributable to shareholders of Manitex International, Inc.	$0.01	$(0.09)	$(0.13)	$(0.44)
Weighted average common shares outstanding
Basic	19,610,168	16,573,927	18,003,829	16,532,683

Diluted
Basic	19,610,168	16,573,927	18,003,829	16,532,683
Dilutive effect of restricted stock units and stock options	84,211	—	—	—
	19,694,379	16,573,927	18,003,829	16,532,683

The following securities were not included in the computation of diluted earnings per share as their effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Unvested restricted stock units	—	186,778	106,097	186,778
Options to purchase common stock	—	—	47,437	—
Convertible subordinated notes	—	1,549,451	1,549,451	1,549,451
	—	1,736,229	1,702,985	1,736,229

15. Equity

Tadano, Ltd. Investment in the Company

On May 24, 2018, the Company entered into a (a) Securities Purchase Agreement (the “Purchase Agreement”) and (b) Registration Rights Agreement (the “Registration Rights Agreement”) with Tadano Ltd., a Japanese company (“Tadano”).

Pursuant to the Purchase Agreement, the Company agreed to issue and sell to Tadano, and Tadano agreed to purchase from the Company, 2,918,542 shares of the Company’s common stock, no par value (the “Shares”), representing approximately 14.9% of the outstanding shares of common stock of the Company (based on the number of outstanding shares as of the date of the Purchase Agreement), at a purchase price of $11.19 per share and for an aggregate purchase price of $32,658. The transaction closed on May 29, 2018 (the “Closing Date”). The Shares were issued in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).

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

Stock Issued to Employees and Directors

The Company issued shares of common stock to employees and Directors as restricted stock units issued under the Company’s 2004 Incentive Plan vested. Upon issuance entries were recorded to increase common stock and decrease paid in capital for the amounts shown below. The following is a summary of stock issuances that occurred during the period:

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
September 30, 2018	Directors	6,600	$35
August 8, 2018	Employee	6,750	39
May 31, 2018	Directors	11,600	135
May 31, 2018	Employee	1,073	12
January 1, 2018	Employees	12,536	160
January 1, 2018	Directors	4,420	56
January 4, 2018	Directors	7,675	47
January 4, 2018	Employees	26,215	159
January 15, 2018	Directors	6,600	59
		83,469	$702

On May 23, 2018, the Company issued 6,317 shares of the Company's common stock with a value of $70 based on a per share price of $11.08 to a consultant.

Stock Repurchase

The Company purchases shares of Common Stock from certain employees at the closing share price on the date of purchase. The stock is purchased from the employees to satisfy employees’ withholding tax obligations related to stock issuances described above. The below table summarizes shares repurchased from employees during the current year through September 30, 2018:

Date of Purchase	Shares Purchased	Closing Price on Date of Purchase
January 1, 2018	3,183	$9.60
January 4, 2018	5,709	$9.39
August 8, 2018	1,978	$11.55
	10,870

Equity was decreased by $107, the aggregated value of the shares reflected in the table above.

2004 Equity Incentive Plan

In 2004, the Company adopted the 2004 Equity Incentive Plan and subsequently amended and/or restated the plan on September 13, 2007, May 28, 2009, June 5, 2013 and June 2, 2016. The maximum number of shares of common stock reserved for issuance under the plan is 1,329,364 shares. The total number of shares reserved for issuance however, can be adjusted to reflect certain corporate transactions or changes in the Company’s capital structure. The Company’s employees and members of the board of directors who are not our employees or employees of our affiliates are eligible to participate in the plan. The plan is administered by a committee of the board comprised of members who are outside directors. The plan provides that the committee has the authority to, among other things, select plan participants, determine the type and amount of awards, determine award terms, fix all other conditions of any awards, interpret the plan and any plan awards. Under the plan, the committee can grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units, except Directors may not be granted stock appreciation rights, performance shares and performance units. During any calendar year, participants are limited in the number of grants they may receive under the plan. In any year, an individual may not receive options for more than 15,000 shares, stock appreciation rights with respect to more than 20,000 shares, more than 20,000 shares of restricted stock and/or an award for more than 10,000 performance shares or restricted stock units or performance units. The plan requires that the exercise price for stock options and stock appreciation rights be not less than fair market value of the Company’s common stock on date of grant.

Restricted stock units are subject to the same conditions as the restricted stock awards except the restricted stock units will not have voting rights and the common stock will not be issued until the vesting criteria are satisfied.

Restricted Stock Awards

The following table contains information regarding restricted stock units:

September 30, 2018
Outstanding on January 1, 2018	168,763
Units granted during the period	31,268
Vested and issued	(75,099)
Vested-issued and repurchased for income tax withholding	(10,870)
Forfeited	(7,965)
Outstanding on September 30, 2018	106,097

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $139 and $160 for the three months and $530 and $517 for the nine months ended September 30, 2018 and 2017, respectively.  Additional compensation expense related to restricted stock units will be $110, $220 and $43 for the remainder of 2018, 2019 and 2020, respectively.

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

On May 5, 2011, the Company entered into two separate settlement agreements with two plaintiffs. As of September 30, 2018, the Company has a remaining obligation under the agreements to pay the plaintiffs an aggregate of $1,235 without interest in 13 annual installments of $95 on or before May 22 of each year. The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total payment will be charged to interest expense over the payment period.

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

SEC Inquiry

The Company continues to comply with the SEC investigation regarding the Company’s restatement of prior financial statements, which was completed in April 2018.

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

During the quarter ended March 31, 2017, the Company was the majority owner of ASV and, therefore, ASV was not a related party during that period.  In May 2017, the Company reduced is its ownership interest in ASV to 21.4% and in February 2018 further reduced its ownership to approximately 11%.   As such, ASV became a related party beginning in the quarter ended June 30, 2017.  The Company did not have any transactions with ASV during the quarter ended September 30, 2018.

As of September 30, 2018, and December 31, 2017, the Company had accounts receivable and accounts payable with related parties as shown below:

		September 30, 2018	December 31, 2017
Accounts Receivable	SL Industries	$—	$26

Accounts Payable	Terex	$79	$100
	SL Industries and BGI (1)	$—	1,257
		$79	$1,357
Net Related Party Accounts Payable		$79	$1,331

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

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

		Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Rent paid:	Bridgeview Facility (2)	$69	$67	$201	$197

Sales to:	SL Industries, Ltd.	—	$8	—	8
	Lift Ventures	—	—	—	—
Total Sales		$—	$8	—	8

Purchases from:	Terex	139	158	809	560
		$1,137	$1,163	$1,807	$3,175

(2)

The Company leases its 40,000 sq. ft. Bridgeview facility from an entity controlled by Mr. David Langevin, the Company’s Chairman and CEO. Pursuant to the terms of the lease, the Company makes monthly lease payments of $22. The Company is also responsible for all the associated operations expenses, including insurance, property taxes, and repairs. On October 3, 2018, the lease was amended to extend the initial lease term to fifteen years expiring in May 26, 2025 with a provision for six one year extension periods. The lease contains a rental escalation clause under which annual rent is increased during the initial lease term by the lesser of the increase in the Consumer Price Increase or 2.0%. Rent for any extension period shall, however, be the then-market rate for similar industrial buildings within the market area. The Company has the option to purchase the building by giving the Landlord written notice at any time prior to the date that is 180 days prior to the expiration of the lease or any extension period. The Landlord can require the Company to purchase the building if a Change of Control Event, as defined in the agreement occurs by giving written notice to the Company at any time prior to the date that is 180 days prior to expiration of the lease or any extension period. The purchase price regardless whether the purchase is initiated by the Company or the landlord will be the Fair Market Value as of the closing date of said sale.

Note Payable to Terex

As of September 30, 2018, the Company had a convertible note payable of $7,119 (net of unamortized debt discount) to Terex.  See Note 12 for additional details regarding this convertible note.

18. Discontinued Operations and Partial Disposition of the Remaining Equity Investment

Sale of Partial Interest in ASV Holdings

On May 17, 2017, the Company and ASV completed the underwritten initial public offering (the “Offering”) of 3,800,000 shares of ASV common stock, including 2,000,000 shares sold by the Company. The Company received proceeds net of commissions of $13,020 from the Offering.  Additionally, the Company had legal and other expense associated with transaction of $128.  In conjunction with the sale, the Company recognized a pre-tax loss of $1,133 and recognized a $23 tax benefit.  The condensed consolidated statement of operations for the three and nine months ended September 30, 2017 reflects ASV as discontinued operations.

Following the sale of the above referenced shares, the Company had significant continuing involvement with ASV in the form of an equity investment (21.2% ownership in ASV).  At the time of the above transaction, the Company’s plans were to hold the remaining shares it owned in ASV for an indefinite period.

The following is the detail of major line items that constitute income from discontinued operations:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2017	2017
Net revenues	$—	$38,357
Cost of sales	—	32,403
Research and development costs	—	694
Selling, general and administrative expenses	—	3,504
Interest expense	—	(1,156)
Other expense	—	(40)
Income from discontinued operations before income taxes	—	560
Loss on sale of discontinued operations before income tax	—	(1,133)
Income tax expense (benefit) related to discontinued operations	(15)	(28)
Net loss on discontinued operations	$15	$(545)

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

Going forward, the Company’s remaining investment in ASV is shown on the condensed consolidated balance sheet as a marketable equity security that will be marked to market (fair value) each reporting period.  Gains and losses related to fair value adjustments on marketable equity securities are recorded into income each reporting period.  The Company recognized a $907 loss during the quarter ended September 30, 2018 and a loss of $2,308 for the nine months ended September 30, 2018.

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

Consolidated Variable Interest Entity

Even though it never had an ownership interest in SVW Crane & Equipment Company (together with its wholly owned subsidiary, Rental Consulting Service Company, “SVW”), the Company previously had the power to direct the activities that most significantly impacted SVW’s economic performance. Additionally, the Company was the primary beneficiary of the SVW relationship. SVW obtained third party financing, which was effectively guaranteed by the Company, on specific cranes the Company manufactured and remitted the loan proceeds to the Company. Other than its business transactions described herein, SVW had no other substantial business operations. The Company determined that SVW was a Variable Interest Entity (“VIE”) that under current accounting guidance needed to be consolidated in the Company’s financial results.  SVW was consolidated into the Company’s financial results beginning in the first quarter of 2016 through the fourth quarter of 2017.  By December 31, 2017, SVW had ceased operations and is therefore not a consolidated VIE after December 31, 2017.

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

Economic Conditions

During the first nine months of 2017 oil prices were in the $50 range but began to strengthen considerably during the fourth quarter of the year.  Oil prices at the end of 2017 topped $61 per barrel.  The sell-off of excess equipment from the energy sector continued through most of 2017 but the effects diminished throughout the year.  The market for boom trucks continued to improve throughout 2017 but remained below normal levels.  Orders, however, increased significantly in the fourth quarter of 2017 and going into 2018 demand for boom trucks continued to be significantly above 2017 levels. The general economic environment in the United States during 2018 has been favorable. During 2018, the United States economy has been strong, oil prices have strengthened, and U.S. oil rig count has increased to 1,067 at October 19, 2018 from 929 at December 31, 2017. The Company currently expects the favorable environment that it is currently operating in will continue into 2019.

During the nine months of 2018, the demand for knuckle boom cranes has been steady in all the markets that PM sells into except for some markets in Latin America where local currency turbulence with strong devaluations towards the Euro and US dollar have affected the local demand.  The demand from the Middle East market has been consistent with 2017 but has remained significantly slow.  During the nine months of 2018, demand from Western and Northern Europe, PM’s largest markets, has remained at a good level. Although there was light growth in the other PM markets, the demand from these markets is still lower than the levels achieved in the past. PM’s markets appear to be stable or growing modestly during the nine months of 2018.

The Company’s backlog is $60.5 million at September 30, 2018, compared to the $61.5 million and $50.3 million at December 31, 2017 and September 30, 2017, respectively.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Net income (loss) from continuing operations for the three-month periods ended September 30, 2018 and 2017

For the three months ended September 30, 2018 and 2017 the Company had net income from continuing operations of $0.1 million and a net loss of $1.5 million, respectively.

For the three months ended September 30, 2018, the net income from continuing operations of $0.1 million consisted of revenue of $60.9 million, cost of sales of $48.9 million, research and development costs of $0.8 million, SG&A expenses of $8.2 million, interest expense of $1.3 million, interest income of $0.1 million a loss in change in fair value of securities held of $0.9 million, a foreign currency loss of $0.4 million, and income tax expense of $0.3 million.

For the three months ended September 30, 2017, the net loss from continuing operations of $1.5 million consisted of revenue of $56.5 million, cost of sales of $46.6 million, research and development costs of $0.6 million, SG&A expenses of $8.3 million, interest expense of $1.7 million, a foreign currency loss of $0.8 million, income from the ASV equity investment of $0.3 million, and income tax expense of $0.3 million.

Net revenues and gross profit —For the three months ended September 30, 2018, net revenues and gross profit were $60.9 million and $12.0 million, respectively. Gross profit as a percent of revenues was 19.7% for the three months ended September 30, 2018. For the three months ended September 30, 2017, net revenues and gross profit were $56.5 million and $9.9 million, respectively. Gross profit as a percent of revenues was 17.5% for the three months ended September 30, 2017.

Net revenues increased $4.4 million or 7.8% to $60.9 million for the three months ended September 30, 2018 from $56.5 million for the comparable period in 2017. The increase is primarily due to increases in straight mast crane and specialized mobile tank revenues.   The increase is due to an improvement in market conditions addressed above under the heading “Economic Conditions”.  The revenues for the three months ended September 30, 2018 were also favorably impacted by $0.7 million in foreign currency translation adjustments resulting from a stronger Euro.

Our gross profit increased $2.1 million to $12.0 million for the three months ended September 30, 2018 from $9.9 million for the comparable period in 2017. The increase in gross profit is attributable to an increase in revenues and a 2.2% improvement in gross profit percentage. The improvement in the gross profit percentage is primarily due to an increase in the gross margin percentage generated on the sale of straight mast cranes.  Boom truck and mobile tank margins were favorably impacted by increases in production volume and improved pricing.  Pricing improved in 2018, largely the result of a decrease in discounts being offered during 2018.

Research and development —Research and development was $0.8 million for the three months ended September 30, 2018 consistent with $0.6 million for the same period in 2017. The Company’s research and development spending reflects our continued commitment to develop and introduce new products that give the Company a competitive advantage.

Selling, general and administrative expense —Selling, general and administrative expense for the three months ended September 30, 2018 was $8.2 million compared to $8.3 million for the comparable period in 2017, a decrease of $0.1 million.

The decrease is primarily related to Italy and the Company’s restructuring activities. This was also in conjunction with increased accounting and other fees and costs related to the 2016 and 2017 financial statement restatements of approximately $0.2 million and other increases in selling, general and administrative expenses in the United States operations offset by decreased expenses of $0.3 million at PM and $0.2 million at Valla.

Operating income—For the three months ended September 30, 2018 and 2017 the Company had operating income of $3.0 million compared to $1.0 million for the comparable period in 2017. Operating income increased due to changes in revenue, cost of sales and operating expenses as explained above.

Interest expense —Interest expense was $1.3 million for the three months ended September 30, 2018 compared to $1.7 million for the comparable period in 2017. The decrease in interest expense was primarily attributed to a decrease in outstanding debt, which was partially offset by an increase in interest rates.

Foreign currency transaction losses —For the three months ended September 30, 2018, the Company had foreign currency losses of $0.4 million compared to $0.8 million for the comparable period in 2017.  As previously stated, the Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in a currency other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds. A substantial portion of the losses relate to changes in the Argentinian peso.  The Company has not been able to identify a strategy to effectively hedge the currency risks related to the Argentinian peso.

Other income— For the three months ended September 30, 2018, the Company had income of $0.003 million compared to other income of $0.01 million for the comparable period in 2017.

Income tax — For the three months ended September 30, 2018 and 2017 the Company recorded an income tax provision of $0.3 million and $0.3 million, respectively. The calculation of the overall income tax provision for the three months ended September 30, 2018 primarily consists of foreign income taxes, a domestic income tax provision resulting from state and local taxes, and a discrete income tax provision for the accrual of taxes and interest related to prior year unrecognized tax benefits.

The effective tax rate for the three months ended September 30, 2018 was an income tax provision of 73.09% on pretax income of $457 compared to an income tax provision of 22.64% on a pretax loss of $1,241 in the comparable prior period.  The effective tax rate for the three months ended September 30, 2018 differs from the U.S. statutory rate of 21% primarily due to the mix of domestic and foreign earnings, nondeductible foreign permanent differences, domestic losses for which the Company is not recognizing an income tax benefit and an accrual of taxes and interest related to prior year unrecognized tax benefits.

Change in fair value of securities held—For the three months ended September 30, 2018 the Company had losses of $0.9 million. Losses for the three months ended September 30, 2018 were due to a change in the fair value of securities held in ASV (see Notes 2 and 8 in the accompanying Condensed Consolidated Financial Statements).

Net income or (loss) from continuing operations —For the three months ended September 30, 2018 and 2017 the Company had a net income of $0.1 million compared to a net loss of $1.5 million, respectively. The change is explained above.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Net loss from continuing operations for the nine-month periods ended September 30, 2018 and 2017

For the nine months ended September 30, 2018 and 2017 the Company had net losses of $2.3 million and $6.4 million, respectively.

For the nine months ended September 30, 2018 the net loss of $2.3 million consisted of revenue of $181.5 million, cost of sales of $146.0 million, research and development costs of $2.2 million, SG&A expenses of $27.2 million, interest expense of $4.4 million, interest income of $0.1 million, loss of  $2.3 million from change in fair value of securities held, foreign currency transaction loss of $0.6 million, other expense of $0.4 million, equity investment loss of $0.4 and income tax expense of $0.5 million.

For the nine months ended September 30, 2017 the net loss of $6.4 million consisted of revenue of $148.6 million, cost of sales of $122.0 million, research and development costs of $1.9 million, SG&A expenses of $25.8 million, interest expense of $4.5 million, foreign currency transaction loss of $1.1 million, other income of $0.4 million, equity investment income of $0.3 million and income tax expense of $0.4 million.

Net revenues and gross profit —For the nine months ended September 30, 2018, net revenues and gross profit were $181.5 million and $35.5 million, respectively. Gross profit as a percent of revenues was 19.6% for the nine months ended September 30, 2018. For the nine months ended September 30, 2017, net revenues and gross profit were $148.6 million and $26.7 million, respectively. Gross profit as a percent of revenues was 17.9% for the nine months ended September 30, 2017.

Net revenues increased $32.9 million or 22.1% to $181.5 million for the nine months ended September 30, 2018 from $148.6 million for the comparable period in 2017.  The increases are primarily due to increases in straight mast cranes and specialized mobile tank revenues. The Company also had increases from all other business units for the nine months ended September 30, 2018.   The increase is due to an improvement in market conditions addressed above under the heading “Economic Conditions”.  The revenues for the nine months ended September 30, 2018 were also favorably impacted by $5.2 million in foreign currency translation adjustments resulting from a stronger Euro.

Our gross profit increased $8.8 million to $35.5 million for the nine months ended September 30, 2018 from $26.7 million for the comparable period in 2017. The increase in gross profit is attributable to an increase in revenues and a 1.7% improvement in gross profit percentage. The improvement in the gross profit percentage is primarily due to an increase in the gross margin percentage generated on the sale of straight mast cranes and specialized mobile tanks.  Boom truck margins were favorably impacted by an increase in production volume and improved pricing.  Pricing improved in 2018, largely the result of a decrease in discounts being offered during 2018.

Research and development —Research and development was $2.2 million for the nine months ended September 30, 2018 compared to $1.9 million for the same period in 2017.  Research and development expenditures were relatively consistent with the prior period. The Company’s research and development spending continues to reflect our continued commitment to develop and introduce new products that give the Company a competitive advantage.

Selling, general and administrative expense —Selling, general and administrative expense for the nine months ended September 30, 2018 was $27.2 million compared to $25.8 million for the comparable period in 2017, an increase of $1.4 million.  Approximately $2 million of the increase is attributed to fees related to financial statement restatement costs and $1 million of the increase is attributed to currency exchange impact. In 2017, a non-recurring expense related to the ConExpo trade show (the show is held every three years and was held in March 2017) accounted for $0.6 million in expense.  The remaining $1.0 million is attributed to decreases in PM expenses related to restructuring activities, partially offset by increases in the United States which are partially due to increased revenues.

Operating income (loss) —For the nine months ended September 30, 2018 and 2017 the Company had operating income of $6.2 million compared to a loss of $1.0 million for the comparable period in 2017.  Operating income increased due to changes in revenue, cost of sales and operating expenses as explained above.

Interest expense —Interest expense was $4.4 million for the nine months ended September 30, 2018 compared to $4.5 million for the comparable period in 2017. In 2017, interest expense was reduced by a $0.4 million gain on interest rate swaps that the Company held. 2018 interest expense reflects the benefit of decreased in outstanding debt balances partially offset by higher interest rates.

Foreign currency transaction losses —For the nine months ended September 30, 2018, the Company had a foreign currency loss of $0.6 million compared to a $1.1 million loss for the comparable period in 2017.  As previously stated, the Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in a currency other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds. A substantial portion of the losses relate to changes in the Argentinian peso.  The Company has not been able to identify a strategy to effectively hedge the currency risks related to the Argentinian peso.

Income tax — For the nine months ended September 30, 2018 and 2017, the Company recorded an income tax provision of $0.5 million and $0.4 million, respectively. The calculation of the overall income tax provision for the nine months ended September 30, 2018 primarily consists of foreign income taxes, a domestic income provision resulting from state and local taxes and a discrete income tax provision for accrual of taxes and interest related to prior year unrecognized tax benefits.

The effective tax rate for the nine months ended September 30, 2018 was an income tax provision of (30.17%) on a pretax loss of $1,790 compared to an income tax provision of 6.91% on a pretax loss of $6,021 in the comparable prior period.  The effective tax rate for the nine months ended September 30, 2018 differs from the U.S. statutory rate of 21% primarily due to the mix of domestic and foreign earnings, nondeductible foreign permanent differences, domestic losses for which the Company is not recognizing an income tax benefit and an accrual for taxes and interest related to prior year unrecognized tax benefits.

Other income— For the nine months ended September 30, 2018 and 2017, the Company had other loss of $0.4 million compared to $0.3 million in other income for the comparable period in 2017. For the nine months ended September 30, 2018, the Company had other loss as the fair market value of a contingent liability associated with the PM acquisition was increased based on a revaluation that used updated information.

For the nine months ended September 30, 2017, other income is the result of revaluing a contingent acquisition liability related to an option to acquire certain PM bank debt.

Change in fair value of securities held—-For the nine months ended September 30, 2018, the Company had losses of $2.3 million. Losses for the nine months ended September 30, 2018 were due to a change in the fair value of securities held in ASV (see Notes 2 and 8 in the accompanying Condensed Consolidated Financial Statements).

Net loss from continuing operations —For the nine months ended September 30, 2018 and 2017, the Company had a net loss of $2.3 million and $6.4 million, respectively.  The change is explained above.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash were $20.6 million at September 30, 2018 compared to $5.4 million at December 31, 2017. In addition, the Company has a U.S. revolving credit facility with a maturity date of July 20, 2021. At September 30, 2018 the Company had approximately $24.4 million available to borrow under its revolving credit facility. Additionally, the Company has a marketable equity investment in ASV common stock with a market value at September 30, 2018 of $5.3 million. The Company’s shares of ASV are covered by an effective resale registration statement and there are no restrictions that would prevent the Company from selling the ASV stock it holds.

At September 30, 2018, the PM Group had established working capital facilities with six Italian, one Spanish and eight South American banks. Under these facilities, the PM Group can borrow $28.7 million against orders, invoices and letters of credit. At September 30, 2018, the PM Group had received advances of $19.3 million. Future advances are dependent on having available collateral.

Our subsidiary in Argentina (“PM Argentina”) began accounting for their operations as highly inflationary effective July 1, 2018, as required by GAAP.  Under highly inflationary accounting, PM Argentina’s functional currency became the Euro (its parent company reporting currency), and its income statement and balance sheet have been measured in Euros using both current and historical rates of exchange.  The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in other (income) and expense, net and was not material.  As of September 30, 2018, PM Argentina had a small net peso monetary position.  Net sales of PM Argentina were less than 5 and 10 percent of our consolidated net sales for the nine months ended September 30, 2018 and 2017.

Significant Transactions Affecting Company Liquidity

During 2018, the Company entered into two transactions that had a significant beneficial impact on the Company’s liquidity.  During February 2018, the Company sold 1.0 million shares of ASV common stock it held for $7.0 million and on May 29, 2018 Tadano purchased approximately 2.9 million shares of the Company’s common stock, which generated cash of approximately $32.0 million, net of expenses.   A portion of the proceeds raised in these two transactions were used to support an increase in working capital, the result of increased revenues.  The remaining proceeds are the principal reason cash has increased by $15.2 million and debt has decreased by $20.6 million since year end.

Change in Debt

During the nine months ended September 30, 2018, total debt decreased by $20.6 million to $75.3 million at September 30, 2018 from $95.9 million at December 31, 2017.

The following is a summary of the net decrease in our indebtedness from December 31, 2017 to September 30, 2018:

Facility	Increase/ (decrease)
U.S. Revolver	$(12.9)	million
Note payable—bank (insurance premiums)	(0.6)	million
Note payable—Badger	(0.1)	million
Capital leases-buildings	(0.1)	million
Capital leases-equipment	(0.2)	million
Convertible note-Terex	0.1	million
Convertible note-Perella	0.1	million
PM working capital (See note 11 for details)	(5.3)	million
PM other debt (See note 11 for details)	(1.6)	million
Valla note payable	—
Valla working capital borrowings	(0.5)	million
	$(21.1)	million
Debt issuance costs	0.5	million
	$(20.6)	million

(1)

The amounts on the above table are calculated by determining the differences between the U.S. dollar amounts, or in case of foreign debt, the difference in U.S. amount of local currency debt for September 30, 2018 and December 31, 2017 converted at the exchange rate as of the two respective balance sheet dates. The net change on the above tables agrees to the change in debt that appears on the face of the Company’s balance sheet.

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

Outstanding borrowings

The following is a summary of our outstanding borrowings at September 30, 2018:

(In millions)

	Outstanding Balance	Interest Rate	Interest Paid	Principal Payment
U.S. Revolver	$—	N/A	Monthly	July 20, 2021 maturity
Convertible note—Terex	7.1	7.5%	Semi-Annual	January 1, 2021 maturity
Convertible note—Perella	14.7	7.5%	Semi-Annual	January 7, 2021 maturity
Capital lease—cranes for sale	0.5	5.5%	Monthly	January 13, 2021 maturity
Capital lease—Georgetown facility	5.1	12.50%	Monthly	$0.06 million monthly payment includes interest. April 30, 2028 maturity
Note payable— Winona Facility	0.4	8.0%	Monthly	$0.01 million monthly
PM unsecured borrowings	14.7	3.5%	Semi-Annual	Variable semi-annual starting June 2017 through December 2021
PM Autogru term loan #1	0.2	3.00%	Monthly	$0.01 million monthly through October 2020
PM Autogru term loan #2	0.4	2.50%	Monthly	$0.01 monthly through March 2019
PM Autogru term loan #3	0.4	2.75%	Monthly	Monthly through June 2023
PM Argentina Note	0.1	28.5%	Quarterly	$0.02 monthly through May 2019
PM term loans with related accrued interest, interest rate swaps and FMV adjustments	12.0	0 to 3.5%	Semi-Annual	Variable semi-annual starting June 2019 through December 2021. No principal payments scheduled for 2018
PM short-term working capital borrowings	19.3	1.75 to 50.0%	Monthly	Upon payment of invoice
Valla note payable	0.1	4.38%	Quarterly	Over 14 quarterly payments
Valla short-term working capital borrowings	0.5	4.50 to 4.75%	Monthly	Upon payment of invoice or letter of credit
	$75.5
Debt issuance costs	(0.2)

Debt net of issuance costs	$75.3

Future availability under credit facilities

As stated above, the Company had cash of $20.6 million and approximately $24.4 million available to borrow under its credit facility at September 30, 2018.  The Company also has marketable equity securities with market value of $5.3 million that have no restriction that would prevent their sale.

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

Under the collateral formulas in the credit facilities accounts receivable collateral is equal to a stated percent of eligible accounts receivable (generally 85%), while inventory collateral is equal to a stated percent of eligible inventory (generally 50%) and caps total borrowing against our inventory.  If our revenues were to increase significantly in the future, the provision limiting borrowing against accounts receivable and inventory would limit future borrowings. If this were to occur, we would attempt to negotiate higher inventory caps with our banks.  There is, however, no assurance that the banks would agree to increase the caps. With the current cash position and additional borrowing capacity, this presently is not viewed to be a significant concern.

The Company expects cash flows from operations and existing availability under the current revolving credit facilities will be adequate to fund future operations. If in the future, we were to determine that additional funding is necessary, we believe that it would be available. There is, however, no assurance that such financing will be available or, if available, on acceptable terms.

We will likely need to raise additional capital through debt or equity financings to fund any future significant acquisitions. There is no assurance that such financing will be available or, if available, on acceptable terms.

Cash flows for the nine-month periods ended September 30, 2018 compared to nine months ended September 30, 2017

Operating Activities - For the nine months of 2018, cash from operating activities decreased by $2.3 million compared to last year’s first nine months. The decrease reflected an increase in cash consumed for working capital to support higher revenues, partially offset by higher earnings. For the nine months of 2018, cash used by working capital was $8.6 million compared to $1.9 million of cash used for working capital in the first nine months of 2017 excluding cash provided by discontinued operations.

Investing Activities - Cash provided by investing activities was $6.4 million in the first nine months of 2018, included a $7.0 million in proceeds from the sale of 1,000,000 shares of ASV stock, compared to cash provided of $12.0 million in the same period a year ago which included a $12.9 million in net proceeds from the sale of its partial interest in ASV. Cash payments for plant, property and equipment were $0.6 million in the first nine months of 2018 compared to payments of $0.8 million in the first nine months of 2017.

Financing Activities - Cash provided by financing activities was $12.3 million for the nine months ended September 30, 2018 which included an investment from Tadano for $32.7 million. Cash from financing activities was an outflow of $13.6 million for the nine months ended September 30, 2017, which included $5.1 million consumed by discontinued operations.

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

Off-Balance Sheet Arrangements

CIBC has issued 2 standby letters of credit at September 30, 2018.  The first standby letter of credit is $0.645 million in favor of an insurance carrier to secure obligations which may arise in connection with future deductibles payments that may be incurred under Company’s workmen’s compensation insurance policies.  The second standby letter of credit is $0.02 million in favor of a governmental agency to secure obligations which may arise in connection with workmen’s compensation claims.

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

Item 4—Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), and the Audit Committee of the Board of Directors, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as of September 30, 2018.  The Company’s evaluation has identified certain material weaknesses in its internal control over financial reporting as further described in our Annual Report on Form 10-K for the year ended December 31, 2017. Based on the evaluation of these material weaknesses, the Company has concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2018 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on a number of factors, including the completion of the Audit Committee’s internal investigation, our internal review that identified revisions to our previously issued financial statements, and efforts to remediate the material weaknesses in internal control over financial reporting described below we believe the condensed consolidated financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

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

Our Chief Executive Officer and Chief Financial Officer have determined that there were deficiencies in our internal control over financial reporting that constitute material weaknesses, as defined by SEC regulations, at September 30, 2018, with respect to procedures for:

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

5. We did not maintain an adequate communication policy with respect to compliance with the Company’s Code of Ethics and availability of the Company’s whistleblower hotline to report compliance issues

Accordingly, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting and disclosure controls and procedures, as defined by SEC regulations, were not effective at September 30, 2018.

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

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1—July 31, 2018	—	$—	—	—
August 1—August 31, 2018	1,978	11.55	—	—
September 1—September 30, 2018	—	—	—	—
	1,978	$11.55	—	—

Item 3—Defaults Upon Senior Securities

None

Item 4—Mine Safety Disclosures

Not applicable.

Item 5—Other Information

None

Item 6—Exhibits

See the Exhibit Index set forth below for a list of exhibits included with this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1

Seventh Amendment to Loan and Security Agreement, dated as of July 23, 2018, by and among Manitex International, Inc., Manitex Inc., Manitex Sabre, Inc., Badger Equipment Company, Crane and Machinery, Inc., Crane and Machinery Leasing, Inc., and Manitex, LLC, CIBC Bank USA (f/k/a The PrivateBank and Trust Company) and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 26, 2018).

31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial information from Manitex International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Operations for the three and nine months ended September 30, 2018 and 2017 (ii) Statements of Comprehensive Income (Loss) for nine months ended September 30, 2018 and 2017, (ii) Balance Sheets as of September 30, 2018 and December 31, 2017, (iii) Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (iv) Notes to Unaudited Interim Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 2, 2018

By:	/s/ David J. Langevin
David J. Langevin
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 2, 2018

By:	/s/ LAURA R. YU
Laura R. Yu
Chief Financial Officer (Principal Financial and Accounting Officer)