Form 10-K
period 2018-12-31
Manitex International, Inc.
filed 2019-03-15
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the shares of common stock, no par value (“Common Stock”), held by non-affiliates of the registrant as of June 30, 2018 was approximately $169.2 million based upon the closing price for the Common Stock of $12.48 on the NASDAQ Stock Market on such date.

The number of shares of the registrant’s common stock outstanding as of March 1, 2019 was 19,677,293.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2019 Annual Meeting (the “2019 Proxy Statement”) to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

i

PART I

References to the “Company,” “we,” “our” and “us” refer to Manitex International, Inc., together in each case with our subsidiaries and any predecessor entities unless the context suggests otherwise.

Forward-Looking Statements

When reading this section of this Annual Report on Form 10-K, it is important that you also read the financial statements and related notes thereto. This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements and are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, without limitation: (1) projections of revenue, earnings, capital structure and other financial items, (2) statements of our plans and objectives, (3) statements regarding the capabilities and capacities of our business operations, (4) statements of expected future economic conditions and the effect on us and on our customers, (5) expected benefits of our cost reduction measures, and (6) assumptions underlying statements regarding us or our business. Our actual results may differ from information contained in these forward-looking statements for many reasons, including those described below and in the section entitled “Item 1A. Risk Factors”:

(1)	a future substantial deterioration in economic conditions, especially in the United States and Europe;
(2)	government spending; fluctuations in the construction industry, and capital expenditures in the oil and gas industry;
(3)	our level of indebtedness and our ability to meet financial covenants required by our debt agreements;
(4)	our ability to negotiate extensions of our credit agreements and to obtain additional debt or equity financing when needed;
(5)	the impact that the restatement of our previously issued financial statements could have on our business reputation and relations with our customers and suppliers;
(6)	the cyclical nature of the markets we operate in;
(7)	increase in interest rates;
(8)	our increasingly international operations expose us to additional risks and challenges associated with conducting business internationally;
(9)	difficulties in implementing new systems, integrating acquired businesses, managing anticipated growth, and responding to technological change;
(10)	our customers’ diminished liquidity and credit availability;
(11)	the performance of our competitors;
(12)	shortages in supplies and raw materials or the increase in costs of materials;
(13)	potential losses under residual value guarantees,
(14)	product liability claims, intellectual property claims, and other liabilities;
(15)	the volatility of our stock price;
(16)	future sales of our common stock;
(17)	the willingness of our stockholders and directors to approve mergers, acquisitions, and other business transactions;
(18)	currency transaction (foreign exchange) risks and the risk related to forward currency contracts;
(19)	compliance with changing laws and regulations
(20)

certain provisions of the Michigan Business Corporation Act and the Company’s Articles of Incorporation, as amended, Amended and Restated Bylaws, and the Company’s Preferred Stock Purchase Rights may discourage or prevent a change in control of the Company;

(21)	a substantial portion of our revenues are attributed to limited number of customers which may decrease or cease purchasing any time;

(22)	a disruption or breach in our information technology systems;
(23)	our reliance on the management and leadership skills of our senior executives;
(24)	the cost of compliance with Section 404 of the Sarbanes-Oxley Act of 2002;
(25)	impairment in the carrying value of goodwill could negatively affect our operating results;
(26)	potential negative effects related to the SEC investigation into our Company; and
(27)	other factors.

The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. All forward-looking statements are made only as of the date hereof. We do not undertake, and expressly disclaim, any obligation to update this forward-looking information, except as required under applicable law.

ITEM 1.	BUSINESS

Our Business

The Company is a leading provider of engineered lifting solutions. The Company reports in a single business segment and has five operating segments.  The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries.

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

PM Oil and Steel S.p.A. (“PM” or “PM Group”), formerly known as PM Group S.p.A., is a leading Italian manufacturer of truck- mounted hydraulic knuckle boom cranes with a 50-year history of technology and innovation, and a product range spanning more than 50 models. PM is also a manufacturer of truck-mounted aerial platforms with a diverse product line and an international client base.

Manitex Valla S.r.L. (“Valla”) produces a full range of precision pick and carry industrial cranes using electric, diesel, and hybrid power options. Its cranes offer wheeled or tracked, and fixed or swing boom configurations, with special applications designed specifically to meet the needs of its customers. These products are sold internationally through dealers and into the rental distribution channel.

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

Consolidated Variable Interest Entity

Even though it had no ownership interest in SVW Crane & Equipment Company (together with its wholly owned subsidiary, Rental Consulting Service Company, “SVW”), the Company previously had the power to direct the activities that most significantly impact SVW’s economic performance. Additionally, the Company was the primary beneficiary of the SVW relationship. SVW obtained third party financing, which was effectively guaranteed by the Company, on specific cranes the Company manufactured and remitted the loan proceeds to the Company. Other than its business transactions described herein, SVW had no other substantial business operations. The Company determined that SVW was a Variable Interest Entity (“VIE”) that under current accounting guidance needed to be consolidated in the Company’s financial results. SVW was consolidated into the Company’s financial results beginning in the first quarter of 2016 through the fourth quarter of 2017. By December 31, 2017, SVW had ceased operations and is therefore not a consolidated VIE after December 31, 2017.

Recent Acquisitions

On March 12, 2015, the Company entered into inventory and equipment purchase agreements with Columbia Tanks, LLC. Financial results are included in the consolidated results beginning on March 12, 2015.

On January 15, 2015, the Company acquired PM which is based in San Cesario sul Panaro, Modena, Italy. PM’s financial results are included in the consolidated results beginning on January 15, 2015.

On December 19, 2014, the Company completed an agreement with Terex and became the majority owner of ASV (as defined below), which is located in Grand Rapids, Minnesota. As a result of the transaction, the Company owned 51% of ASV and Terex owned 49% of ASV. ASV’s financial results were included in the consolidated results beginning on December 20, 2014. ASV was classified as a discontinued operation.  See “Discontinued Operations” section below for additional information.

On December 16, 2014, the Company, BGI USA Inc. (“BGI”), Movedesign SRL and R&S Advisory S.r.l., entered into an operating agreement for Lift Ventures LLC (“Lift Ventures”), a joint venture entity. Lift Ventures manufactures and sells certain products and components, including the Schaeff line of electric forklifts and certain Liftking products. The Company owned 25% of the equity of Lift Ventures and licenses certain intellectual property related to the Company’s products to Lift Ventures. In 2016, the Company determined its investment in Lift Ventures was impaired and has recognized an impairment charge to write off its entire investment in Lift Ventures LLC (See Note 27).

Discontinued Operations

ASV is located in Grand Rapids, Minnesota and manufactures a line of high-quality compact track and skid steer loaders. The products are used in site clearing, general construction, forestry, golf course maintenance and landscaping industries, with general construction being the largest.

Prior to the quarter ended June 30, 2017, the Company owned a 51% interest in ASV Holdings, Inc., which was formerly known as A.S.V., LLC (“ASV” or “ASV Holdings”).  On May 11, 2017, in anticipation of an initial public offering, ASV Holdings converted from an LLC to a C-Corporation and the Company’s 51% interest was converted to 4,080,000 common shares of ASV.  On May 17, 2017, in connection within its initial public offering, ASV Holdings sold 1,800,000 of its own shares and the Company sold 2,000,000 shares of ASV Holdings common stock and reduced its investment in ASV to a 21.2% interest.  ASV was deconsolidated and was recorded as an equity investment starting with the quarter ended June 30, 2017. Periods ending before June 30, 2017 reflect ASV as a discontinued operation. In February 2018, the Company sold an additional 1,000,000 shares of ASV that it held which reduced the Company’s stake in ASV to approximately 11%.  The Company ceased accounting for its investment in ASV under the equity method and now accounts for its investment as a marketable equity security.  See Notes 11 and 26 for additional discussion related to the accounting treatment of the investment in ASV after the sale of the additional shares.

CVS Ferrari S.r.L (“CVS”) designed and manufactured a range of reach stackers and associated lifting equipment for the global container handling market.  CVS was sold on December 22, 2016 and is presented as a discontinued operation.

Manitex Liftking ULC (“Manitex Liftking” or “Liftking”) sold a complete line of rough terrain forklifts, a line of stand-up electric forklifts, cushioned tiered forklifts with lifting capacities from 18 thousand to 40 thousand pounds and special mission-oriented vehicles, as well as other specialized carriers, heavy material handling transporters and steel mill equipment. Liftking was sold on September 30, 2016 and is presented as a discontinued operation.

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

INFORMATION ABOUT OUR BUSINESS

Boom Trucks

A boom truck is a straight telescopic boom crane outfitted with a hook and winch which is mounted on a standard flatbed commercial (Class 7 or 8) truck chassis. Relative to other lifting equipment, boom trucks provide increased versatility and are capable of transporting relatively large payloads from site to site at highway speeds. A boom truck is usually sold with outriggers, pads and devices for reinforcing the chassis in order to improve safety and stability. Although produced in a wide range of models and sizes, boom trucks can be broadly distinguished by their normal lifting capability as light, medium, and heavy-cranes. Various models of medium or heavy-lift boom trucks can safely lift loads from 15 to 80 tons and operating radii can exceed 200 feet. Another advantage of the boom truck is the ability to provide occasional man lift capabilities at a very low cost to height ratio. While it is not uncommon to see a very old boom truck, most replacement cycles seem to trend to seven years. The market for boom trucks has historically been cyclical.

Although the Company offers a complete line of boom trucks from light to heavy capacity cranes much of our efforts have been devoted to the development of higher capacity boom trucks specifically designed to meet the particular needs of customers including those in energy production and electrical power distribution. We believe it is an advantage to be skewed towards the heavier lifting capacity, since the heavier capacity cranes have somewhat higher margins.

Markets that drive demand for boom trucks include power distribution, oil and gas recovery, infrastructure and new home, commercial and industrial construction.  Historically, the new home construction market, which uses lower capacity cranes, has probably been the most cyclical. Over the past few years, demand from the energy sector has become more cyclical in part due to changes in oil prices.

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

In 2017, Oil prices remained relatively stable through the first nine months of the year, before the prices began to strengthen considerably during the fourth quarter of the year.  Oil prices at the end of 2017 topped $61 per barrel.  The oil rig count declined during the first half of the year to 431 before rebounding to 658 by the end of 2017.  In early 2018, the oil rig count continued to increase and at the end of March 2018 was over 800.  The sell-off of used equipment continued through most of the year but the effects diminished throughout the year.  The market for boom trucks continued to improve throughout the year but remained below normal levels.  Orders, however, increased significantly in the fourth quarter of 2017 and going into 2018 demand for boom trucks continued to increase.

Entering 2018, the demand for boom trucks continued to be significantly above 2017 levels with industry shipments increasing 19% versus 2017. The general economic environment in the United States during 2018 was favorable. During 2018, the United States economy was strong, oil prices strengthened, and U.S. oil rig count has increased to 1,083 at December 28, 2018 from 929 at December 29, 2017. The Company currently expects the favorable environment that it is currently operating in to continue through 2019.

Knuckle Boom Cranes

PM is a leading Italian manufacturer of truck mounted hydraulic knuckle boom cranes with a 50-year history of technology and innovation, and a product range spanning more than 50 models. Through its consolidated subsidiaries, PM has locations in Modena, Italy; Arad, Romania; Chassieu, France; Buenos Aires, Argentina; Santiago, Chile; London, UK and Mexico City, Mexico.

PM knuckle boom cranes are hydraulic folding and articulating cranes, mounted on a commercial chassis, with lifting capacities that range from small (lifting capacity up to three-ton meter) to super heavy (lifting capacity two-hundred-and-ten-ton meter), often supplied with a jib for additional reach. With a compact design and footprint, the crane can be mounted to maximize the load carrying capability of the chassis onto which it is mounted. Combined with the crane’s ability to operate in a compact footprint the ability to carry a payload provides a competitive advantage over other truck mounted cranes and makes the knuckle boom crane particularly attractive for a variety of end uses in the construction and product delivery sectors.

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

The market for knuckle boom cranes has been growing in recent years as the acceptability of the product has grown and its advantages have been accepted. Growth in North America where the straight mast boom truck crane has been the more dominant product has been more rapid in recent years in combination with the overall improvement in the North American construction sector. PM’s share of the North American market has been historically low; however, this is an area of growth opportunity for the Company following its acquisition by Manitex.

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

As PM serves a global market, its revenues are affected by changes in economic conditions in markets it serves. In 2016, the middle-east market was soft and had an impact on PM 2016 revenues.

In 2017, the demand for knuckle boom cranes was up modestly in all the markets that PM sells into except for the Middle East.  The demand from the Middle East market was consistent with the prior year but remains significantly depressed.  During 2017, Western and North Europe were PM’s largest markets.  Although there was growth in the other PM markets, the demand from such other markets had not returned to earlier levels.

During 2018, the demand for knuckle boom cranes was steady in all the markets that PM sells into except for some markets in Latin America where local currency turbulence with strong devaluations towards the Euro and US dollar affected the local demand.  The demand from the Middle East market was consistent with 2017 but remained significantly slow.  In 2018, demand from Western and Northern Europe, PM’s largest markets, remained at a solid level. Although there was light growth in the other PM markets, the demand from such other markets was still lower than the levels achieved in the past. PM’s markets appear to be stable or growing moving into 2019.

Industrial Cranes

Badger sells specialized industrial cranes through a network of dealers. The Badger product line includes specialized 15- and 30-ton industrial cranes (which can be used by the railroads) as well as a 10 ton carry deck crane which are all sold under both the Badger and Manitex names.  Additionally, Badger sells lattice cranes with 20 to 30 ton lifting capacity marketed under the Little Giant trade name.  The Little Giant line has five lattice boom models, three of which are dedicated rail cranes. In addition, Badger also sells a 30-ton truck crane and a 25-ton crawler crane under the Little Giant name.  Badger also has the capability to manufacture certain of our lower capacity boom trucks and provides expanded boom truck manufacturing capacity when needed.

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

The tanks have historically been used in a variety of end markets such as petrochemical, waste management and oil and gas drilling. However, when we purchased Sabre in 2013, its business heavily skewed towards the energy sector.  Since early 2014, we have been working to diversify the products, customers, and applications.  This includes expanding environmental applications and using our tanks to store deicer fluid at airports.

Equipment Distribution

C&M is a distributor of the Company’s products as well as Terex’s rough terrain and truck cranes.

C&M Leasing rents equipment manufactured by the Company as well as a limited amount of equipment manufactured by third parties.  Although C&M is a distributor of Terex rough terrain and truck cranes; C&M’s primary business is the distribution of products manufactured by the Company.

Part Sales

As part of our operations, we supply repair and replacement parts for our products. The parts business margins are higher than our overall margins. Part sales as a percentage of revenues tend to increase when there is a down-turn in the industry. Part sales as a percentage of revenues are approximately 12%, 11% and 13% for the years ended December 31, 2018, 2017 and 2016, respectively.

Total Company Revenues by Sources

The sources of the Company’s revenues are summarized below:

	2018	2017	2016
Boom trucks, knuckle boom & truck cranes	73%	76%	72%
Rough terrain cranes	3%	3%	3%
Mobile tanks	5%	2%	4%
Installation services	2%	2%	3%
Other equipment	5%	5%	5%
Part sales	12%	12%	13%
Total Revenue	100%	100%	100%

In 2018 and 2016, no customer accounted for 10% or more of the Company’s revenue. In 2017, one customer, Rush Truck Center, accounted for approximately 12.0% of the Company’s revenue.

Raw Materials

The Company purchases a variety of components used in the production of its products.  The Company purchases steel and a variety of machined parts, components and subassemblies including weldments, winches, cylinders, frames, rims, axles, wheels, tires, suspensions, cables, booms and cabs, as well as engines, transmissions and cabs.  Additionally, Manitex and PM mount their cranes on commercial truck chassis, which are either purchased by the Company or supplied by the customer. Lead times for these materials (including chassis) vary from several weeks to many months. The Company is vulnerable to a supply interruption in instances when only one supplier has been qualified and identifying and qualifying alternative suppliers can be very time consuming, and in some cases, could take longer than a year.  The Company has been working on qualifying secondary sources of some products to assure supply consistency and to reduce costs. The degree to which our supply base can respond to changes in market demand directly affects our ability to increase production and the Company attempts to maintain some additional inventory in order to react to unexpected increases in demand. During 2018, 2017 and 2016, raw materials and components were generally available to meet our production schedules and had no significant impact on full year revenues. During the first part of 2018 delivery of chassis for our larger cranes had a modest impact on production, however this was alleviated during the year as manufacturers increased their production and demand also slowed compared to the first half of the year.

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

The Company owns and uses several trademarks relating to its brands that have significant value and are instrumental to the Company’s ability to market its products. The Company’s most significant trademark is “Manitex” (presently registered with the United States Patent and Trademark Office until 2027).  Badger Equipment Company markets its products under the “Little Giant” and Badger trade names. Sabre markets its products under the “Sabre” tradename. Valla markets its products under the “Valla” tradename. PM sells its products using the trademark “PM” and PM subsidiary, Oil & Steel S.p.A.; sells its products using the “OIL & STEEL” trademark.  The Manitex, Badger, Little Giant, PM and OIL & STEEL trademarks and trade names are important to the marketing and operation of the Company’s business as a significant number of our products are sold under those names.  PM has three patents. One is registered with the Italian Patents and Trademarks Office until 2028.  PM has two additional patents registered with OHIM that are in force until 2031 and 2034, respectively.

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

Equipment Distribution parts sales are global in scope and benefit greatly from the Internet and the tenure and expertise of our employees. While competition in this area is extensive, we believe that the breadth of the products offered and our long history in this part of the business is a competitive advantage.

Our Equipment Distribution business competes based on the design, quality and performance of the products it distributes, price and the supporting repair and part services that it provides. Several competitors have greater financial, marketing and distribution resources than we do. The Company, however, believes that it effectively competes with its competitors.

Backlog

The backlog at December 31, 2018 was approximately $66.7 million, compared to a backlog of approximately $61.5 million at December 31, 2017.  The December 31, 2018 backlog has increased by $5.2 million since September 30, 2018 when it was at $60.5 million.  The backlog has continued to grow during the early part of 2019 and was $80.2 million at February 28, 2019.   The Company expects to ship product to fulfill its existing backlog within the next twelve months.

Revenue Recognition and Long-Lived Assets

The information regarding revenue, the basis for attributing revenue from external customers to individual countries, and long-lived assets is found in Note 4 “Revenue Recognition” and Note 20 “Long-Lived Assets” to our consolidated financial statements, is hereby incorporated by reference into this Part I, Item 1.

Employees

As of December 31, 2018, the Company had 619 full time employees. The Company has not experienced any work stoppages and anticipates continued good employee relations. Nineteen (19) of our employees are covered by collective bargaining agreements. Fifteen (15) of our employees at our Badger subsidiary are represented by International Union, UAW and its local No. 316. The current union contract expires on January 21, 2020. Four employees are currently represented by Automobile Mechanics’ Local 701. The union contract expires on September 30, 2020. The employees represented by the Automobile Mechanics’ Local 701 are mechanics that work in our Equipment Distribution business. A number of our Equipment Distribution customers in the Chicago metropolitan area mandate union mechanics usage for any service / repair jobs.

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

Available Information

The Company makes available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished as required by Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), through our Internet Website (www.manitexinternational.com) as soon as is reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Information contained in or incorporated into our Internet Website or the SEC’s website is not incorporated by reference herein.

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

As of December 31, 2018, the Company’s total debt was $73 million, which includes: notes payable, convertible debt and capital lease obligations.

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

The Company’s existing debt agreements contain a number of significant covenants which may limit its ability to, among other things, borrow additional money, make capital expenditures, pay dividends, dispose of assets and acquire new businesses. These covenants also require the Company to meet certain financial and non-financial tests. In 2018 and 2017, the Company received waivers related to non-compliance with certain covenants and defaults under its U.S. credit facilities and its convertible notes.  The Company also restructured certain debt arrangements which restructuring cured the defaults caused by the failed covenant.  An additional default or other event of non-compliance, if not waived or otherwise permitted by the Company’s lenders, could result in acceleration of the Company’s debt and possibly bankruptcy.

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

If interest rates rise, it becomes costlier for the Company’s customers to borrow money to pay for the equipment they buy from the Company. Should the U.S. Federal Reserve Board decide to increase rates, prospects for business investment and manufacturing could deteriorate sufficiently and impact sales opportunities.

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

The Company relies on key management.

The Company relies on the management and leadership skills of David Langevin, Chairman and Chief Executive Officer. When Mr. Langevin joined the Company, he signed a three-year employment agreement with the Company which expired on December 31, 2008. Mr. Langevin’s employment agreement has been extended and now expires on December 31, 2019. Under the employment agreement, Mr. Langevin’s employment term automatically extends for successive periods of three years unless either the Company or Mr. Langevin gives written notice to the other party of non-renewal at least 90 days prior to the end of the then current employment term.  The loss of his services could have a significant and negative impact on the Company’s business. In addition, the Company relies on the management and leadership skills of other senior executives. The Company could be harmed by the loss of key personnel in the future.

The Company’s success depends upon the continued protection of its trademarks and the Company may be forced to incur substantial costs to maintain, defend, protect and enforce its intellectual property rights.

The Company’s registered and common law trademarks, as well as certain of the Company’s licensed trademarks, have significant value and are instrumental to the Company’s ability to market its products. The Company’s marks “Manitex”, “Badger”, “Sabre”, “Valla”, “PM” and “O&S” are important to the Company’s business as the majority of the Company’s products are sold under those names. The Company has not registered all of its trademarks in the United States nor in the foreign countries where it does business. Third parties could assert claims against such intellectual property that the Company could be unable to successfully resolve. If the Company has to change the names of any of its products, it may experience a loss of goodwill associated with its brand names, customer confusion and a loss of sales.

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

As of December 31, 2018, the Company had approximately $36.3 million of goodwill. The Company tests goodwill for impairment at least annually. If the carrying value of goodwill exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment of a significant portion of goodwill could materially negatively affect the Company’s results of operations.

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

Additionally, changes to the United States’ participation in, withdrawal from, renegotiation of certain international trade agreements or other major trade related issues including the non-renewal of expiring favorable tariffs granted to developing countries, tariff quotas, and retaliatory tariffs (including, but not limited to, the current United States administration’s tariffs on China and China's retaliatory tariffs on certain products from the United States), trade sanctions, new or onerous trade restrictions, embargoes and other stringent government controls could have a material adverse effect on our business, results of operations and financial condition.

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

The Company’s principal shareholders, executive officers and directors beneficially own, in the aggregate, approximately 27% of the Company’s common stock as of February 18, 2019. As a result, these shareholders, acting together, will be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations, sales and purchases of assets. They also could dictate the management of the Company’s business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent you from receiving a premium in such a transaction.

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

The trading price of the Company’s common stock is highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond the Company’s control, including:

•	the degree to which the Company successfully implements its business strategy;
•	actual or anticipated variations in quarterly or annual operating results;
•	changes in recommendations by the investment community or in their estimates of the Company’s revenues or operating results;
•	failure to meet expectations of industry analysts;
•	speculation in the press or investment community;
•	strategic actions by the Company’s competitors;
•	announcements of technological innovations or new products by the Company or competitors;
•	changes in business conditions affecting the Company and its customers; and
•	potential to be delisted.

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

The restatement of our previously issued financial statements was time-consuming and expensive and could expose us to additional risks that could have a negative effect on our Company.

We restated our previously issued audited financial statements for the year ended December 31, 2016 as well as the unaudited quarterly financial information included in our Annual Report on Form 10-K for the year ended December 31, 2016, the unaudited financial statements for the quarter ended March 31, 2017 included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, and the unaudited financial statements for the six-month period ended June 30, 2017 included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.  In addition, our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 and our Annual Report on Form 10-K for the year ended December 31, 2017 were not filed in a timely manner.  The restatement process was time consuming and expensive and, along with the failure to make certain filings with the SEC in a timely manner, could expose us to additional risks that could have a negative effect on our Company.  In particular, we had incurred substantial unanticipated expenses and costs, including audit, legal and other professional fees, in connection with the restatement of our previously issued financial statements and the ongoing remediation of material weaknesses in our internal control over financial reporting. Certain remediation actions had been recommended and we are in the process of implementing them (see Item 9A "Controls and Procedures" of this Form 10-K for a description of these remediation measures). To the extent these steps are not successful, we could be forced to incur additional time and expense. Our management’s attention had also been diverted from the operation of our business in connection with the restatement and these ongoing remediation efforts. In addition, as a result of these restatements and failure to timely make certain filings with the SEC, we could be subject to governmental, regulatory or other actions. Any such proceedings could, regardless of the outcome, consume a significant amount of management’s time and attention and could result in additional legal, accounting and other costs and liabilities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Company continues to comply with the SEC investigation regarding the Company’s restatement of prior financial statements, which was completed in April 2018.

ITEM 2.	PROPERTIES

The Company’s executive offices are located at 9725 Industrial Drive, Bridgeview, Illinois 60455. The Company has seven principal operating plants. The Company’s Lifting Equipment business operates from the facilities described in this paragraph. The Company builds boom trucks and sign cranes in its 188,000 sq. ft. leased facility located in Georgetown, Texas. The Company manufactures its knuckle boom cranes in two owned facilities, the 542,000 sq. ft. plant located in S. Cesario sul Panaro, Italy and the 213,000 sq. ft. facility located in Arad, Romania.  The Romania facility also produces sub-assemblies that are incorporated into PM products manufactured in Italy.  The Company manufactures its precision pick and carry cranes in a 58,000 sq. ft. facility located in Piacenza, Italy. The Company builds specialized rough terrain cranes and material handling product in its 170,000 sq. ft. owned facility located in Winona, Minnesota.  The Company builds its specialized mobile tanks for liquid and solid storage and containment solutions in its 100,000 sq. ft. leased facility located in Knox, Indiana.

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

Number of Common Stockholders

As of February 27, 2019, there were 155 record holders of the Company’s common stock.

Dividends

During the fiscal years ended December 31, 2018, 2017 and 2016, the Company did not declare or pay any cash dividends on its common stock and the Company does not intend to pay any cash dividends in the foreseeable future. Furthermore, the terms of our credit facility do not allow us to declare or pay dividends without the prior written consent of the lender.

Performance Graph

The following stock performance graph is intended to show our stock performance compared with that of comparable companies. The stock performance graph shows the change in market value of ten thousand dollars invested in our Common Stock, the Russell 2000 Index and a peer group of comparable companies (“Peer Group”) for the five-year period commencing December 31, 2013 through December 31, 2018. The cumulative total stockholder return of the peer group and Russell 2000 Index assumes dividends are reinvested. The stockholder return shown on the graph below is not indicative of future performance. The companies in the Peer Group are weighted by market capitalization.

The Peer Group consists of the following companies, which are in similar lines of business to Manitex International Inc. Lindsay Corporation (LNN), Gencor Industries Inc. (GENC), Astec Industries, Inc. (ASTE), Columbus McKinnon Corporation (CMCO) and Alamo Group, Inc. (ALG). The companies in the Peer Group generally have market capitalizations that are significantly greater than the Company’s market capitalization. It was necessary to select companies with higher market capitalizations to find companies with similar lines of business. Our competitors are most often either small privately-owned companies with a narrow product line or a segment of a very large company. In selecting our Peer Group, we intentionally excluded the companies that had the largest market capitalization even when their product lines were similar to ours.

CUMULATIVE TOTAL RETURN

Based upon an initial investment of $10,000 on December 31, 2013 with dividends reinvested

Issuer Purchases of Equity Securities

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2013	2014	2015	2016	2017	2018
Manitex International, Inc.	$10,000	$8,004	$3,747	$4,320	$6,045	$3,577
Russell 2000 Index	$10,000	$10,353	$9,762	$11,663	$13,196	$11,628
Construction Equipment (5 stocks)	$10,000	$16,564	$15,211	$22,911	$29,012	$21,435

The following table provides information about the Company’s purchases of equity securities during the quarter ended December 31, 2018:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs
October 1 through October 31, 2018	—	—	—	—
November 1 through November 30, 2018	—	—	—	—
December 1 through December 31, 2018	2,651	$6.60	—	—
Total	2,651	$6.60	—	—

(1)

The Company purchased and cancelled 2,651 shares of its common stock on December 31, 2018. The shares were purchased from employees on December 14, 2018 at the market closing price of $6.60 on that date. The employees used the proceeds from the sale of shares to satisfy their withholding tax obligations that arose when restricted shares vested on that date.

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

The below financial data reflects the following entities as discontinued operations from 2014 through the year in which the entity was disposed:  2015 for Load King, and 2016 for Liftking, and CVS.  In addition, the data for the years 2014 to 2017 presents ASV as a discontinued operation.

(In thousands except share information)

	2018	2017	2016	2015	2014
Summary of Operations:
Net revenues	$242,107	$213,112	$173,197	$202,747	$174,738
Operating (loss) income	(235)	(265)	(9,974)	(288)	13,058
Net (loss) income from continuing operations	(13,177)	(7,067)	(23,189)	(5,325)	7,261
Net (loss) income from continuing operations attributable to shareholders of Manitex International, Inc.	$(13,177)	$(7,067)	$(23,189)	$(5,325)	$7,261
(Loss) earnings per share from continuing operations attributable to shareholders of Manitex International, Inc.
Basic	$(0.72)	$(0.43)	$(1.44)	$(0.33)	$0.52
Diluted	$(0.72)	$(0.43)	$(1.44)	$(0.33)	$0.52
Shares used to calculate earnings per share:
Basic	18,409,296	16,548,444	16,133,284	15,970,074	13,858,189
Diluted	18,409,296	16,548,444	16,133,284	15,970,074	13,904,289

Total assets	$217,249	$225,188	$326,954	$401,423	$314,267
Total debt for continuing operations	$73,011	$95,253	$106,295	$109,437	$46,389
Total shareholders' equity attributed to shareholders of Manitex International, Inc.	$88,004	$70,845	$72,465	$107,012	$120,391

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of continuing operations should be read in conjunction with the Company’s financial statements and notes, and other information included elsewhere in this Report.

FORWARD-LOOKING STATEMENTS

When reading this section of this Annual Report on Form 10-K, it is important that you also read the financial statements and related notes thereto. This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements and are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, without limitation:  projections of revenue, earnings, capital structure and other financial items, statements of our plans and objectives, statements regarding the capabilities and capacities of our business operations,  statements of expected future economic conditions and the effect on us and on our customers, expected benefits of our cost reduction measures, and  assumptions underlying statements regarding us or our business. Our actual results may differ from information contained in these forward-looking statements for many reasons, including those described below and in the section entitled “Item 1A. Risk Factors”:

(1)	a future substantial deterioration in economic conditions, especially in the United States and Europe;
(2)	government spending; fluctuations in the construction industry, and capital expenditures in the oil and gas industry;
(3)	our level of indebtedness and our ability to meet financial covenants required by our debt agreements;
(4)	our ability to negotiate extensions of our credit agreements and to obtain additional debt or equity financing when needed;
(5)	the impact that the restatement of our previously issued financial statements could have on our business reputation and relations with our customers and suppliers;
(6)	the cyclical nature of the markets we operate in;
(7)	increase in interest rates;
(8)	Our increasingly international operations expose us to additional risks and challenges associated with conducting business internationally;
(9)	difficulties in implementing new systems, integrating acquired businesses, managing anticipated growth, and responding to technological change;
(10)	our customers’ diminished liquidity and credit availability;
(11)	the performance of our competitors;
(12)	shortages in supplies and raw materials or the increase in costs of materials;
(13)	potential losses under residual value guarantees,
(14)	product liability claims, intellectual property claims, and other liabilities;
(15)	the volatility of our stock price;
(16)	future sales of our common stock;
(17)	the willingness of our stockholders and directors to approve mergers, acquisitions, and other business transactions;
(18)	currency transaction (foreign exchange) risks and the risk related to forward currency contracts;
(19)	compliance with changing laws and regulations;
(20)

certain provisions of the Michigan Business Corporation Act and the Company’s Articles of Incorporation, as amended, Amended and Restated Bylaws, and the Company’s Preferred Stock Purchase Rights may discourage or prevent a change in control of the Company;

(21)	a substantial portion of our revenues are attributed to limited number of customers which may decrease or cease purchasing any time;
(22)	a disruption or breach in our information technology systems;
(23)	our reliance on the management and leadership skills of our senior executives;

(24)	the cost of compliance with Section 404 of the Sarbanes-Oxley Act of 2002;
(25)	Impairment in the carrying value of goodwill could negatively affect our operating results;
(26)	potential negative effects related to the SEC investigation into our Company; and
(27)	other factors.

The risks described in this Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. All forward-looking statements are made only as of the date hereof. We do not undertake, and expressly disclaim, any obligation to update this forward-looking information, except as required under applicable law.

OVERVIEW

The Company is a leading provider of engineered lifting solutions. The Company reports in a single business segment and has five operating segments.  The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries.

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

PM Oil and Steel S.p.A. (“PM”), formerly known as PM Group S.p.A., is a leading Italian manufacturer of truck-mounted hydraulic knuckle boom cranes with a 50-year history of technology and innovation, and a product range spanning more than 50 models. Its largest subsidiary, Oil & Steel (“O&S”), is a manufacturer of truck-mounted aerial platforms with a diverse product line and an international client base.

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

Consolidated Variable Interest Entity

Even though it had no ownership interest in SVW Crane & Equipment Company (together with its wholly owned subsidiary, Rental Consulting Service Company, “SVW”), the Company had the power to direct the activities that most significantly impact SVW’s economic performance. Additionally, the Company was the primary beneficiary of the SVW relationship. SVW obtained third party financing, which was effectively guaranteed by the Company, on specific cranes the Company manufactured and remitted the loan proceeds to the Company. Other than its business transactions described herein, SVW had no other substantial business operations. The Company had determined that SVW is a Variable Interest Entity (“VIE”) that under current accounting guidance needed to be consolidated in the Company’s financial results. SVW was consolidated into the Company’s financial results beginning in the first quarter of 2016 through the fourth quarter of 2017.  By December 31, 2017, SVW had ceased operations and is therefore not a consolidated VIE after December 31, 2017.

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

Economic Conditions

In 2016, we noted that the selloff by energy companies of excess equipment that began in 2015 continued through much of the year. This selloff dampened demand for new equipment in both the energy market and the other markets we serve with our boom trucks.  We did note that oil prices did begin to increase and by the beginning of June 2016 were approaching $50 per barrel.  Additionally, the oil rig count began to increase again and by year end totaled 525 oil rigs. Late in the year, orders received began to increase and included orders for a number of cranes in a multitude of markets that the Company serves.   The Company continues to aggressively pursue multiple markets including the tree, utility, general construction and energy markets.

In 2017, Oil prices remained relatively stable through the first nine months of the year, before the prices began to strengthen considerably during the fourth quarter of the year.  Oil prices at the end of 2017 topped $61 per barrel.  The oil rig count declined during the first half of the year to 431 before rebounding to 658 by the end of 2017.  In early 2018, the oil rig count continued to increase and at the end of March 2018 increased to over 800.  The sell-off of used equipment continued through most of the year but the effects diminished throughout the year.  The market for boom trucks continued to improve throughout the year but remained below normal levels.  Orders, however, increased significantly in the fourth quarter of 2017 and going into 2018 demand for boom trucks continued to increase.

The market for PM knuckle boom cranes was not significantly affected by decrease in oil prices.  The markets for these products have been more stable.  The North American market for knuckle boom cranes is growing. PM currently has a small share of the market for knuckle boom cranes in North America. The Company has started to manufacture knuckle boom cranes on a limited basis in the United States and is marketing them through the Company’s current distribution channels. The Company currently has a strong presence in North America for its boom trucks. The Company believes that it can significantly increase the Company’s share for knuckle boom cranes in North America. The Company believes this is an immediate opportunity that will continue to grow over time.

In 2017, the demand for knuckle boom cranes was up modestly in all the markets that PM sells into except for the Middle East.  The demand from the Middle East market was consistent with the prior year but remains significantly depressed.  In 2017, Western and North Europe were PM’s largest markets. Although there was growth in the other PM markets, the demand from such other markets has not returned to levels achieved in the past.

During 2018, demand for boom trucks continued to be significantly above 2017 levels with industry shipments increasing 19% versus 2017. The general economic environment in the United States during 2018 was favorable. During 2018, the United States economy was strong, oil prices strengthened, and U.S. oil rig count increased to 1,083 at December 28, 2018 from 929 at December 31, 2017. The Company currently expects the favorable environment that it is currently operating to continue through 2019.

During 2018, the demand for knuckle boom cranes was steady in all the markets that PM sells into except for some markets in Latin America where local currency turbulence with strong devaluations towards the Euro and US dollar affected the local demand.  The demand from the Middle East market was consistent with 2017 but remained significantly slow.  During 2018, demand from Western and Northern Europe, PM’s largest markets, remained at a solid level. Although there was light growth in the other PM markets, the demand from such other markets was still lower than the levels achieved in the past. PM’s markets appeared to be stable or growing moving into 2019.

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

The following table sets forth certain financial data for the three years ended December 31, 2018, 2017 and 2016:

Results of Consolidated Operations

MANITEX INTERNATIONAL, INC.

(In thousands, except share data)

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31,	December 31,	December 31,
	2018	2017	2016
Net revenues	$242,107	$213,112	$173,197
Cost of sales	198,060	176,266	143,260
Gross profit	44,047	36,846	29,937
Operating expenses
Research and development costs	2,839	2,564	2,939
Selling, general and administrative expenses	35,707	34,547	36,972
Impairment of intangibles	5,736	—	—
Total operating expenses	44,282	37,111	39,911
Operating loss	(235)	(265)	(9,974)
Other income (expense)
Interest expense	(5,508)	(6,498)	(6,390)
Interest expense related to write off of debt issuance costs	—	—	(1,439)
Interest income	168	—	—
Changes in fair value of securities held	(5,494)	—	—
Foreign currency transaction loss	(814)	(1,149)	(1,115)
Other (loss) income	(374)	367	915
Total other expense	(12,022)	(7,280)	(8,029)
Loss before income taxes and loss in non-marketable equity interest from continuing operations	(12,257)	(7,545)	(18,003)
Income tax expense (benefit) from continuing operations	511	(118)	(566)
(Loss) income in non-marketable equity interest, net of taxes	(409)	360	(5,752)
Loss from continuing operations	(13,177)	(7,067)	(23,189)
Discontinued operations:
Loss from discontinued operations, net of income tax (benefit) expense of ($23) and $37,in 2017 and 2016, respectively	—	(737)	(14,478)
Net loss	$(13,177)	$(7,804)	$(37,667)
(Income) loss attributable to noncontrolling interest	—	(274)	574
Loss attributable to shareholders of Manitex International, Inc.	$(13,177)	$(8,078)	$(37,093)

Year Ended December 31, 2018 from Continuing Operations Compared to Year Ended December 31, 2017 from Continuing Operations

Net loss from continuing operations

For the year ended December 31, 2018, net loss was $13.2 million, which consists of revenue of $242.1 million, cost of sales of $198.1 million, research and development costs of $2.8 million, SG&A costs of $41.5 million, interest expense of $5.5 million, interest income of $0.2, a loss in the change in fair value of securities held of $5.5, foreign currency transaction loss of $0.8 million, other loss of $0.4 million, loss in non-marketable equity interest of $0.4 million and income tax expense of $0.5 million.

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

Net revenue and gross profit —For the year ended December 31, 2018, net revenue and gross profit were $242.1 million and $44.0 million, respectively. Gross profit as a percent of net revenues was 18.2% for the year ended December 31, 2018.  For the year ended December 31, 2017, net revenue and gross profit were $213.1 million and $36.8 million, respectively. Gross profit as a percent of sales was 17.3% for the year ended December 31, 2017.

For 2018, revenues increased $29.0 million or 13.6% from $213.1 million for 2017 to $242.1 million for 2018.  The increase is primarily due to an increase in straight mast cranes revenues and specialized mobile tank revenues. The Company also had increases from all other business units for the year.   The revenues for the year ended December 31, 2018 were also favorably impacted by a stronger Euro, which accounted for approximately $3.7 million of the increase in revenue.

Gross profit as a percent of net revenues was 18.2% for the year ended December 31, 2018, which increased from 17.3% for the year ended December 31, 2017. The improvement in the gross profit percentage is primarily due to an increase in the gross margin percentage generated on the sale of straight mast cranes and specialized mobile tanks.  Boom truck margins were favorably impacted by an increase in production volume and improved pricing.  Pricing improved in 2018, largely the result of a decrease in discounts being offered during 2018. The gross margin percent for the year ended December 31, 2017 was affected by $1.7 million in inventory reserve adjustments in the third and fourth quarters of 2017.

Research and development —Research and development for the year ended December 31, 2018 was $2.8 million compared to $2.6 million for the comparable period in 2017. Research and development expenditures were relatively consistent with the prior period. The Company’s research and development spending continues to reflect our commitment to develop and introduce new products that give the Company a competitive advantage.

Selling, general and administrative expense —Selling, general and administrative expense for the year ended December 31, 2018 was $41.5 million compared to $34.5 million for the comparable period in 2017, an increase of $7.0 million.  Approximately $5.8 million was related to net impairment charges to intangible assets. Approximately $2 million of the increase is attributed to fees related to financial statement restatement costs and $0.6 million of the increase is attributed to currency exchange impact. In 2017, a non-recurring expense related to the ConExpo trade show (the show is held every three years and was held in March 2017) accounted for $0.5 million in expense.  The remaining $1 million is attributed to decreases in PM expenses related to restructuring activities, partially offset by increases in the United States which are partially due to increased revenues.

Operating loss —The Company had an operating loss of $0.2 million for the year ended December 31, 2018 compared to an operating loss of $0.3 million in the prior year.  Operating loss increased due to changes in revenue, cost of sales and operating expenses explained above.

Interest expense —Interest expense was $5.5 million and $6.5 million for the years ended December 31, 2018 and 2017, respectively.  2018 interest expense reflects the benefit of decreases in outstanding debt balances partially offset by higher interest rates.

Foreign currency transaction loss — Foreign currency loss was $0.8 million for the year ended December 31, 2018 and $1.1 million for the year ended December 31, 2017. As stated in the past, the Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds.  Currency risks can be reduced but not eliminated in part because the Company has not been able to identify a strategy to effectively hedge the currency risks related to the Argentinian peso.   The Company records at the balance sheet date the forward currency exchange contracts at their market value with any associated gain or loss being recorded in current earnings as a currency gain or loss.

A substantial portion of the 2018 loss is attributable to exchange losses related to the Argentinian peso.  As previously stated, the Company has not been able to identify a strategy to effectively hedge currency risks related to the Argentinian peso.

Other (loss) income — For the years ended December 31, 2018 and 2017, the Company had other loss of $0.4 million and other income of $0.4 million, respectively. For the year ended December, 31, 2018, the other loss was related to the increase in the fair market value of a contingent liability associated with the PM acquisition based on a revaluation that used updated information.

For the year ended December 31, 2017, other income is the result of revaluing a contingent acquisition liability related to an option to acquire certain PM bank debt.

Change in fair value of securities held—-For the year ended December 31, 2018, the Company had losses of $5.5 million. Losses for the year ended December 31, 2018 were due to a change in the fair value of securities held in ASV (see Notes 11 and 26 in the accompanying Consolidated Financial Statements).

Income tax — On December 22, 2017, the Tax Cuts and Jobs Act (the “Jobs Act”) was enacted into law. The Jobs Act makes comprehensive changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%, changes to the rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, immediate expensing of certain qualified property, creation of a new limitation on deductible interest expense, repeal of the U.S. corporate minimum tax (“AMT”), and changes in the manner in which international operations are taxed in the U.S. Although the majority of the changes resulting from the Jobs Act are effective beginning in 2018, U.S. GAAP requires that certain impacts of the Jobs Act be recognized in the income tax provision in the period of enactment.

In response to the enactment of the Jobs Act, the SEC issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the tax effects of the Jobs Act. SAB 118 provides a measurement period that should not extend beyond one year from the Jobs Act enactment date for companies to complete the accounting under ASC 740. To the extent that a company’s accounting for certain income tax effects of the Jobs Act is incomplete but is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

In accordance with SAB 118, the Company recorded a provisional increase to its net deferred tax asset of $0.4 million, which is primarily attributable to deferred tax liabilities related to indefinite lived intangible assets that became available as a source of taxable income to offset existing deferred tax assets and for the recognition of refundable alternative minimum tax credits as provided for in the Jobs Act.

The Jobs Act includes a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries. As a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued are now subject to U.S. tax. The Company recorded a provisional amount for the one-time transition tax liability for all of its foreign subsidiaries resulting in an income tax expense of approximately $0.5 million, which was offset by a reduction in the valuation allowance. During the year ended December 31, 2018, we increased our one-time transition tax on accumulated earnings of foreign subsidiaries by $0.3 million, which was offset by a reduction in the valuation allowance. Due to our net loss position, we were not subject to US federal and state taxes in connection with the deemed repatriation of foreign earnings.

The Company completed its analysis of the Jobs Act during 2018. There was no impact to income tax expense as a result of the changes to provisional amounts recorded in the consolidated financial statements for the year-ended December 31, 2017.

Approximately $3.8 million of the Company’s undistributed foreign earnings have been subject to US federal taxation as required by the Jobs Act. The Company’s assertion to indefinitely reinvest its foreign earnings remains unchanged despite the taxation of its undistributed foreign earnings. Upon remittance of these earnings, the Company would be subject to withholding tax and some state tax. It is not practicable to estimate the tax impact of the reversal of the outside basis difference, or the repatriation of cash due to the complexity associated with the calculations.

The Jobs Act also establishes Global Intangible Low-Taxed Income (“GILTI”) provisions that impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company has elected to recognize GILTI as a period cost as incurred, therefore there are no deferred taxes recognized for basis differences that are expected to impact the amount of the GILTI inclusion upon reversal.

The Company’s effective rate was an income tax provision of 4.04% on a pretax loss of $12.7 million compared to an income tax benefit of 1.6% on a pretax loss of $7.2 million. The increase in the effective tax rate is due primarily to the tax effects related to the mix of domestic and foreign earnings, and an increase in nondeductible permanent differences, unrecognized tax benefits and the valuation allowance.

(Loss) income in equity investments — The Company had (loss) and income related to its equity investment of $(0.4) million and $0.4 million for the years ended December 31, 2018 and 2017, respectively. Loss for the year ended December 31, 2018 was from sale of shares of ASV Holdings stock and loss on equity investment in ASV Holdings compared to income from equity investment in ASV Holdings for the comparable period.

Net loss from continuing operations —Net loss for the years ended December 31, 2018 and 2017 was $13.2 million and $7.1 million, respectively. The change is explained above.

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

Other income (loss) — For the years ended December 31, 2017 and 2016, the Company had other income of $0.4 million and $0.9 million, respectively.  For the year ended December 31, 2017, other income is the result of revaluing a contingent acquisition liability related to an option to acquire certain PM bank debt. The fair market value of the contingent acquisition liability is subject to revaluation on a recurring basis.  The revaluation that was performed for March 31, 2018 will take into account the effect of PM debt restructuring that happened in the first quarter of 2018. During 2016, the fair value of this liability was recalculated based on updated 2017 EBITDA projections.  This revaluation resulted in a gain of approximately $0.9 million.

Income tax — On December 22, 2017, the Tax Cuts and Jobs Act (the “Jobs Act”) was enacted into law. The Jobs Act makes comprehensive changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%, changes to the rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, immediate expensing of certain qualified property, creation of a new limitation on deductible interest expense, repeal of the U.S. corporate minimum tax (“AMT”), and changes in the manner in which international operations are taxed in the U.S. Although the majority of the changes resulting from the Jobs Act are effective beginning in 2018, U.S. GAAP requires that certain impacts of the Jobs Act be recognized in the income tax provision in the period of enactment.

In response to the enactment of the Jobs Act, the SEC issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the tax effects of the Jobs Act. SAB 118 provides a measurement period that should not extend beyond one year from the Jobs Act enactment date for companies to complete the accounting under ASC 740. To the extent that a company’s accounting for certain income tax effects of the Jobs Act is incomplete but is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. As described in Note 16, the Company has completed its analysis of the Jobs Act during 2018. There was no impact to income tax expense as a result of the changes to provisional amounts recorded in the consolidated financial statements for the year-ended December 31, 2017.

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

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash were $22.3 million and $5.4 million at December 31, 2018 and December 31, 2017, respectively. In addition, the Company has a U.S. revolving credit facility with a maturity date of July 20, 2021. At December 31, 2018 the Company had approximately $24.5 million available to borrow under its revolving credit facility.

At December 31, 2018, the PM Group had established working capital facilities with five Italian banks, one Spanish bank and eight South American banks. Under these facilities, the PM Group can borrow $25.2 million against orders, invoices and letters of credit. These facilities are divided into two types: working capital facilities and cash facilities. At December 31, 2018, the PM Group had received advances of $18.9 million. Future advances are dependent on having available collateral.

Our subsidiary in Argentina (“PM Argentina”) began accounting for their operations as highly inflationary effective July 1, 2018, as required by GAAP.  Under highly inflationary accounting, PM Argentina’s functional currency became the Euro (its parent company’s reporting currency), and its income statement and balance sheet have been measured in Euros using both current and historical rates of exchange.  The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in other (income) and expense, net and was not material.  As of December 31, 2018, PM Argentina had a small net peso monetary position.  Net sales of PM Argentina were less than 5 and 10 percent of our consolidated net sales for the years ended December 31, 2018 and 2017, respectively.

Significant Transactions Affecting Company Liquidity

During 2018, the Company entered into two transactions that had a significant beneficial impact on the Company’s liquidity.  During February 2018, the Company sold 1.0 million shares of ASV common stock it held for $7.0 million and on May 29, 2018 Tadano Ltd. purchased approximately 2.9 million shares of the Company’s common stock, which generated cash of approximately $32.0 million, net of expenses.   A portion of the proceeds raised in these two transactions were used to support an increase in working capital, the result of increased revenues.  The remaining proceeds are the principal reason cash has increased by $16.9 million and debt has decreased by $22.9 million since year end.

Nevertheless, because our availability under our credit lines is limited, it is important that we manage our working capital.  The Company may need to raise additional capital through debt or equity financings to support our long-term growth strategy, which may include additional acquisitions. There is no assurance that such financing will be available or, if available, on acceptable terms.

Outstanding borrowings and required payments

The following is a summary of our outstanding borrowings at December 31, 2018:

(In millions)

	Outstanding Balance	Interest Rate	Interest Paid	Principal Payment
U.S. Revolver	$—	N/A	Monthly	July 20, 2021 maturity
Convertible note—Terex	7.2	7.5%	Semi-Annual	January 1, 2021 maturity
Convertible note—Perella	14.7	7.5%	Semi-Annual	January 7, 2021 maturity
Capital lease—cranes for sale	0.5	5.5%	Monthly	January 13, 2021 maturity
Capital lease—Georgetown facility	5.0	12.50%	Monthly	$0.06 million monthly payment includes interest. April 30, 2028 maturity
Note payable— Winona Facility	0.4	8.0%	Monthly	$0.01 million monthly
PM unsecured borrowings	13.9	3.5%	Semi-Annual	Annual installments starting December 2019 through December 2025
PM Autogru term loan #1	0.2	3.00%	Monthly	$0.01 million monthly through October 2020
PM Autogru term loan #2	0.4	2.50%	Monthly	$0.01 monthly through March 2019
PM Autogru term loan #3	0.3	2.75%	Monthly	Monthly through June 2023
PM Argentina Note	0.1	28.5%	Quarterly	$0.02 monthly through May 2019
PM term loans with related accrued interest, interest rate swaps and FMV adjustments	11.5	0 to 3.5%	Annual	Annual installments starting December 2019 and a balloon payment in December 2026
PM short-term working capital borrowings	18.9	1.75 to 65.0%	Monthly	Upon payment of invoice
Valla note payable	0.1	4.38%	Quarterly	Over 14 quarterly payments ending January 2021
Valla short-term working capital borrowings	0.0	4.50 to 4.75%	Monthly	Upon payment of invoice or letter of credit
	73.2
Debt issuance costs	(0.2)
Debt net of issuance costs	$73.0

The debt has various maturity dates. See Notes 13 through 15 to the financial statements for additional details.

Change in outstanding debt

In 2018, our total debt was reduced by $22.9 million (excluding $0.5 million deferred interest reclassification).  The primary difference is attributed to a decrease in the U.S. Revolver debt of $12.9 and a decrease in total PM debt of $8.0 million which was paid off during the year.

The following is a summary of changes in debt related to continuing operations:

(In millions)

Increase/ (decrease)
U.S. Revolver	$(12.9)
Notes Bank (insurance premiums)	$(0.6)
Notes payable-Terex	(0.6)
Capital leases—buildings	0.2
Capital leases—equipment	(0.2)
Convertible note—Terex	0.2
Convertible note—Perella	0.1
Badger notes payable	(0.5)
Valla notes payable	(1.0)
PM	(8.1)
(23.4)
Debt issuance costs	0.5
$(22.9)

Cash Flows for 2018 and 2017

Operating Activities

For 2018, operating activities provided $1.0 million in cash compared to $9.1 million cash provided during 2017. For 2018, cash used by working capital was $5.1 million versus $9.9 million of cash generated from working capital in 2017. Receivables were a use of cash of $0.3 million for 2018 compared to $11.1 million in 2017. Inventory represented a cash outflow of $7.3 million for 2018 and a cash inflow of $17.1 million during 2017 primarily driven by the sale of $9.5 million of SVW inventory that was held at the end of 2016.  Accounts payable provided $2.8 million of cash for the year ended December 31, 2018, compared to $2.6 million of cash used for the year ended December 31, 2017. The cash performance in 2017 also included $3.5 million from discontinued operations.

Investing Activities

Cash provided for investing activities was $5.8 million in 2018 which included $7.0 million of proceeds from the sales of partial interest in equity investment.  Cash provided for investing activities was $11.7 million in 2017 which included $12.9 million of proceeds from the sale of discontinued operations. Cash payments for plant, property and equipment were $1.2 million in 2018 versus payments of $1.0 million in 2017, an increase of $0.2 million.

Financing Activities

Cash flow from financing activities was an inflow of $11.0 million for the year ended December 31, 2018 which included net proceeds of $31.9 million in connection with the sale of stock to Tadano, partially offset by a reduction in borrowing under the U.S. credit facility of $12.9 million. Cash flow from financing activities was an outflow of $20.9 million for the year ended December 31, 2017. Financing activities of continuing operations consumed $15.8 million and discontinued operations consumed another $5.1 million of cash. The use of cash in 2017 included a reduction in borrowing under the U.S. credit facility of $7.1 million and debt payments of $16.5 million, of which approximately $11.2 million was used to retire all SVW related debt.

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

When it is probable that a loss has been incurred and possible to make a reasonable estimate of the Company’s liability with respect to such matters, a provision is recorded for the amount of such estimate or the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur. The Company established reserves for several PM lawsuits in conjunction with the purchase accounting for this acquisition.

As described in Note 16, included in the unrecognized tax benefits is a liability for the Romania income tax audit for tax years 2012-2016.  Depending upon the final resolution of these audits, the liability could be higher or lower than the amount recorded at December 31, 2018.

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

Income Taxes

The Company records accrued interest related to income tax matters in the provision for income taxes in the accompanying consolidated statement of income. For the years ended December 31, 2018, 2017 and 2016, interest and penalties recognized on unrecognized tax benefits were $266, $69 and $40, respectively. The accrued balance as of December 31, 2018 and 2017 was $648 and $382, respectively. Included in the unrecognized tax benefits is a liability for the Romania income tax audit for tax years 2012-2016.  Depending upon the final resolution of the audit, the uncertain tax position liability could be higher or lower than the amount recorded at December 31, 2018. It is not reasonably possible to estimate the change in unrecognized tax benefits within 12 months of the reporting date.

The Company files income tax returns in the United States, Italy, Romania and Argentina as well as various state and local tax jurisdictions with varying statutes of limitations. With a few exceptions, the Company is no longer subject to examination by the tax authorities for U.S. federal or state for the years before 2015, or foreign examinations for years before 2012.

SEC Investigation

The Company continues to comply with the SEC investigation regarding the Company’s restatement of prior financial statements, which was completed in April 2018.

Off Balance Sheet Arrangements

CIBC has issued 2 standby letters of credit at December 31, 2018.  The first standby letter of credit is $0.5 million in favor of an insurance carrier to secure obligations which may arise in connection with future deductible payments that may be incurred under the Company’s worker’s compensation insurance policies.  The second standby letter of credit is $20 thousand in favor of a governmental agency to secure obligations which may arise in connection with worker’s compensation claims. During the fourth quarter of 2015 and first quarter of 2016, the Company entered into four 60-month equipment operating leases in sales and lease back transactions.  In connection with these transactions, the Company received $6.7 million, i.e., $2.6 million for the one executed in 2015 and a total of $4.1 million for the three executed in 2016. In February 2019, the Company came to an agreement with the bank to purchase the remaining equipment for $1.4 million.

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

See Note 24 – “Legal Proceedings and Other Contingencies” in the Notes to the Consolidated Financial Statements for further information regarding our guarantees.

Contractual Obligations

The following is a schedule as of December 31, 2018 of our long-term contractual commitments, future minimum lease payments under non-cancelable operating lease arrangements and other long-term obligations.

(In thousands)

	Payments due by period
	Total	2019	2020-2021	2022-2023	Thereafter
Working capital borrowings (3)	18,984	18,971	10	3	—
Term loans (4)	52,399	5,148	30,569	6,626	10,056
Operating lease obligations	6,907	1,950	2,338	816	1,803
Capital lease obligations (3)	5,903	545	1,066	950	3,342
Legal settlement (see Note 24) (3)	1,235	95	190	190	760
Service agreements	69	69	—	—	—
Purchase obligations (1)	15,308	15,308	—	—	—
Total	$100,805	$42,086	$34,173	$8,585	$15,961

(1)	Except for a very insignificant amount, purchase obligations are for inventory items. Purchase obligations not for inventory would include research and development materials, supplies and services.
(2)

At December 31, 2018, the Company had a reserve for unrecognized tax benefits of $4.2 million for which the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective tax authority. Thus, these liabilities (reserves) have not been included in the contractual obligations table. (See Note 16).

(3)	PM working capital borrowing, Capital lease obligations and legal settlement include imputed interest.
(4)	Long-term debt obligations include expected interest expense. Interest expense is calculated using current interest rates for indebtedness as of December 31, 2018.

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

Although the Company did not have an ownership interest in S.V.W. Crane & Equipment Company and its wholly owned subsidiary Rental Consulting Service Company (collectively “SVW”), the Company had the power to direct the activities of SVW that most significantly impacted its economic performance and is absorbing the losses.  SVW had obtained financing and had remitted the proceeds to the Company using inventory (cranes) owned by the Company as collateral.  The finance companies that held the loans had a perfected security interest in the inventory and therefore had recourse against this specific inventory.   Furthermore, the debt taken on by SVW was effectively guaranteed by the Company pursuant to certain related agreements.

Income and losses related to VIEs are typically shown in a company’s financial statements as being attributed to a non-controlling interest.  Other than its transactions between SVW and the Company, SVW had no other substantial business operations.  Furthermore, the Company exercised control and absorbed all losses and received all the income from SVW operations.  Therefore, the Company had concluded that income and losses related to the VIE are attributable to the Shareholders of the Company. By December 31, 2017, SVW had ceased operations and is therefore not a consolidated VIE after December 31, 2017.

The Company eliminates from our financial results all significant intercompany transactions, including the intercompany transactions with consolidated SVW.

Revenue Recognition. Revenue is recognized when obligations under the terms of the contract with our customer are satisfied; generally, this occurs with the transfer of control of our equipment, parts or installation services (typically completed within one day), which occurs at a point in time.  Equipment can be redirected during the manufacturing phase such that over time revenue recognition is not appropriate.  Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services.  Our contracts are non-cancellable and returns are only allowed in limited instances through C&M Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. The expected costs associated with our base warranties continue to be recognized as expense when the products are sold and do not constitute a separate performance obligation.

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

Interest Rate Swap Contracts. The Company enters into derivative instruments to manage its exposure to interest rate risk related to certain foreign term loans. Derivatives are initially recognized at fair value at the date the contract is entered into and are subsequently remeasured to their fair value at the end of each reporting period. The resulting gain or loss is recognized in current earnings immediately unless the derivative is designated and effective as a hedging instrument, in which case the effective portion of the gain or loss is recognized and is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedging instrument affects earnings (date of sale). As part of the acquisition of PM Group, which was acquired on January 15, 2015, the Company acquired interest rate swap contracts, which manage the exposure to interest rate risk related to term loans with certain financial institutions in Italy. These contracts have been determined not to be hedge instruments under ASC 815-10. Further details of derivative financial instruments are disclosed in Notes 6 and 7 to the Company’s consolidated financial statements.

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

Goodwill. Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is reviewed for impairment annually, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceed their fair value. The Company does not amortize goodwill in accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 350, “Intangibles—Goodwill and Other” (“ASC 350”). The Company selected October 1 as the date for the required annual impairment test. In 2018, due to a triggering event, the valuation analysis was performed at December 31, 2018.

For 2018, the Company evaluated goodwill using the quantitative step one approach. In 2018, goodwill is tested for impairment at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which discrete financial information with similar economic characteristics is available and operating results are regularly reviewed by our chief operating decision maker. For 2018, we have five operating segments: Manitex, Badger, PM/Valla, Sabre and C&M. All operating segments are comprised of one reporting segment. Only Manitex, PM/Valla and Sabre are tested for goodwill impairment as Badger and C&M have no goodwill. In 2018, goodwill was impaired at our PM/Valla operating segment of $3,192.

For 2017, goodwill was tested at the fully consolidated level excluding discontinued operations, as the Company was operating in a single operating segment.  For 2016, goodwill was tested at the three previously reported segment levels that were in effect at that time, i.e., Lifting Equipment, Equipment Distribution and ASV.

Under ASC350, entities are provided with the option of first performing a qualitative assessment on none, some, or all of its reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value a quantitative analysis is required.

For 2017 and 2016 the Company evaluated its consolidated goodwill using the quantitative two step approach. The first step used to identify potential impairment involves comparing the reporting unit’s estimated fair value to its carrying value, including goodwill. During the first step testing, the Company evaluates goodwill for impairment using a business valuation method, which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third-party buyer. The market approach was also considered in evaluating the potential for impairment by calculating fair value based on multiples of earnings before interest, taxes, depreciation and amortization (EBITDA) of comparable, publicly traded companies. The Company also observed implied EBITDA multiples from relatively recent merger and acquisition activity in the industry, which was used to test the reasonableness of the results.

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

For 2017, the first step did not indicate any impairment of goodwill, for 2016, the second step was necessary for the Equipment Distribution segment. This further analysis indicated that the Equipment Distribution segment goodwill was impaired and a $275 impairment charge was recognized in 2016 to fully write off the Equipment Distribution segment’s goodwill.

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

Impairment of Long-Lived Assets. The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value. Future cash flow projections include assumptions for future sales levels, the impact of cost reduction programs, and the level of working capital needed to support each business. The amount of any impairment then recognized would be calculated as the difference between the estimated fair value and the carrying value of the asset. The Company recognized $5,736 in net impairments related to goodwill and trademarks for the year ended December 31, 2018 but did not have any impairment for the years ended December 31, 2017 and 2016.

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

Income Taxes. The Company accounts for income taxes under the provisions of ASC 740 “Income Taxes,” which requires recognition of income taxes based on amounts payable with respect to the current year and the effects of deferred taxes for the expected future tax consequences of events that have been included in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities, as well as for operating losses and tax credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets when it is more-likely-than-not a tax benefit will not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss carryforwards. See Note 16 to our Consolidated Financial Statements for further details.

The Jobs Act also establishes global intangible low-taxed income (“GILTI”) provisions that impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company has elected to recognize GILTI as a period cost as incurred, therefore there are no deferred taxes recognized for basis differences that are expected to impact the amount of the GILTI inclusion upon reversal.

ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company records interest and penalties related to income tax matters in the provision for income taxes.

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

Recently Adopted Accounting Guidance

Recently Issued Pronouncements – Not Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms of more than 12 months and disclose key information about leasing arrangements. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.  Subsequently, the FASB issued the following standards related to ASU 2016-02: ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842,”, ASU 2018-10, “Codification Improvements to Topic 842, Leases”, ASU 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”) and ASU 2018-20, “Narrow-Scope Improvements for Lessors”, which provided additional guidance and clarity to ASU 2016-02 (collectively, the “New Lease Standard”). The Company has adopted the New Lease Standard in the first quarter of fiscal year 2019 under the alternative transition method permitted by ASU 2018-11. This transition method allows an entity to initially apply the requirements of the New Lease Standard at the adoption date, versus at the beginning of the earliest period presented, and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The New Lease Standard provides a number of optional practical expedients in transition. The Company expects to elect the transition package of practical expedients, the practical expedient to not separate lease and non-lease components for all of its leases, and the short-term lease recognition exemption for all of its leases that qualify for it. The Company has estimated additions of $3,245 for right of use assets and $3,263 for liabilities to be reflected in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash,” (“ASU 2016-18”). ASU 2016-18 requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted ASU 2016-18 on January 1, 2018. Adoption did not have a material effect on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment. The effective date will be the first quarter of fiscal year 2020, with early adoption permitted in 2017. The Company adopted the guidance for the year ended December 31, 2018.

Except as noted above, the guidance issued by the FASB is not expected to have a material effect on the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks that exist as part of our ongoing business operations and the Company uses derivative financial instruments, where appropriate, to manage our foreign exchange risks. As a matter of policy, the Company does not engage in trading or speculative transactions. For further information on accounting policies related to derivative financial instruments, refer to Note 7 - “Derivative Financial Instruments” in our Consolidated Financial Statements.

Foreign Exchange Risk

The Company is exposed to fluctuations in foreign currency cash flows related to third-party purchases and sales, intercompany product shipments and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollar when compared to functional currencies of our major foreign subsidiaries, primarily the Euro. The Company assesses foreign currency risk based on transactional cash flows, identifies naturally offsetting positions and purchases hedging instruments to partially offset anticipated exposures. At December 31, 2018, the Company had no outstanding foreign currency exchange contracts being used to hedge future sale that would qualify as cash flow hedges.  The Company, however, has foreign currency exchange contract to sell 2.0 billion Chilean pesos.  This contract is intended to hedge an intercompany receivable that PM has from its Chilean subsidiary.   This forward currency exchange contract has been determined not to be considered a hedge under ASC 815-10, as such aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating income. At December 31, 2018, the Company performed a sensitivity analysis on the effect that exchange rate changes would have on the Company. Based on this sensitivity analysis, we have determined that a change in the value of the U.S. Dollar relative to currencies outside the U.S. by 10% to amounts already incorporated in the financial statements for the year ended December 31, 2018 would have $0.3 million impact on the translation effect of foreign currency exchange rate changes already included in our reported operating income for the period.

Interest Rate Risk

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and EURIBOR.  At December 31, 2018, the Company had approximately $67.8 million of variable interest debt with average weighted average interest rate at year end of approximately 3.84%. PM subsidiary had interest rate swaps on €0.002 million of its debt. The fair value of the interest rate swaps, which represents the cost to settle these arrangements at December 31, 2018 was approximately $0.002 million.  At December 31, 2018, the Company performed a sensitivity analysis to determine the impact of an increase in interest rates. Based on this sensitivity analysis, the Company has determined that an increase of 10% in our average floating interest rates at December 31, 2018 would increase interest expense by approximately $0.3 million.

Commodities Risk

Principal materials and components that the Company uses in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Extreme movements in the cost and availability of these materials and components may affect the Company’s financial performance. Changes to input costs did not have a significant effect on the Company’s operating performance in 2018. During 2018, raw materials and components were generally available to meet our production schedules and had no significant impact on 2018 revenues.

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

Index to Financial Statements

The financial statements of the registrant required to be included in Item 8 are listed below:

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Manitex International, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Manitex International, Inc. and subsidiaries (the “Company”) as of December 31, 2018, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 15, 2019 expressed an adverse opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

Chicago, Illinois
March 15, 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Manitex International, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Manitex International, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

(1)

The Company did not maintain an adequate process for the intake of new contracts, customers and vendors, particularly for contracts involving unique transaction structures or unusual obligations on the part of the Company, to ensure that all contracts are appropriately reviewed and approved, and the associated financial reporting requirements associated with such contracts and transactions structures are properly identified and complied with in accordance with Generally Accepted Accounting Principles.

(2)

The Company did not maintain adequate entity-level controls with respect to ensuring adequate supporting documentation for journal entries and review procedures with respect to journal entries and disbursements that were unusual in nature and of significant amounts.

(3)	The Company did not maintain an adequate review process with respect to the accounting of bill-and-hold transactions and ensuring proper revenue recognition.
(4)	The Company did not maintain a formal and consistent policy for establishing inventory reserves for excess and obsolete inventory.
(5)

The Company did not maintain an effective control environment over information technology general controls, based on the criteria established in the COSO framework, to enable identification and mitigation of risks of material accounting errors.

(6)

The Company historically has grown through acquisition of non-public companies. In the course of integrating these companies’ financial reporting methods and systems with those of the Company, the Company has not effectively designed and implemented effective internal control activities, based on the criteria established in the COSO framework across the organization.  The Company has identified deficiencies in the principles associated with the control activities component of the COSO framework.  Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to (i) the Company’s ability to attract, develop, and retain sufficient personnel to perform control activities, (ii) selecting and developing control activities that contribute to the mitigation of risks and support achievement of objectives, (iii) deploying control activities through consistent policies that establish what is expected and procedures that put policies into action, and (iv) holding individuals accountable for their internal control related responsibilities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated March 15, 2019, which expressed an unqualified opinion on those financial statements.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Other information

We do not express an opinion or any other form of assurance on management’s remediation activities related to prior year material weaknesses or management’s remediation plans for the current year material weaknesses in internal control over financial reporting.

/s/ GRANT THORNTON LLP

Chicago, Illinois
March 15, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Manitex International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Manitex International, Inc. and Subsidiaries (the Company) as of December 31, 2017, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the two years ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each of the two years ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provides a reasonable basis for our opinion.

We served as the Company’s auditor from 2006 through April 2018.

/s/ UHY LLP

Sterling Heights, Michigan
April 10, 2018

MANITEX INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,
	2018	2017
ASSETS
Current assets
Cash	$22,103	$5,014
Cash - restricted	245	352
Marketable equity securities	2,160	—
Trade receivables (net)	45,448	46,633
Other receivables	2,374	1,946
Inventory (net)	58,024	54,360
Prepaid expense and other	1,639	2,017
Total current assets	131,993	110,322
Total fixed assets, net of accumulated depreciation of $14,826 and $12,921, at December 31, 2018 and 2017, respectively	20,249	22,038
Intangible assets (net)	24,773	31,014
Goodwill	36,298	43,569
Equity investment in ASV Holdings, Inc.	—	14,931
Other long-term assets	1,570	1,475
Deferred tax asset	2,366	1,839
Total assets	$217,249	$225,188
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$22,706	$29,131
Current portion of capital lease obligations	422	378
Accounts payable	36,896	35,386
Accounts payable related parties	1,371	1,331
Accrued expenses	9,249	10,070
Customer deposits	2,310	2,242
Other current liabilities	—	890
Total current liabilities	72,954	79,428
Long-term liabilities
Revolving term credit facilities	—	12,893
Notes payable	23,134	26,656
Capital lease obligations	5,061	5,483
Convertible note-related party (net)	7,158	7,005
Convertible note (net)	14,530	14,310
Deferred gain on sale of building	842	969
Deferred tax liability	92	3,384
Other long-term liabilities	5,474	4,215
Total long-term liabilities	56,291	74,915
Total liabilities	129,245	154,343
Commitments and contingencies
Equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at December 31, 2018 and 2017	—	—
Common Stock—no par value 25,000,000 shares authorized, 19,645,773 and 16,617,932 shares issued and outstanding at December 31, 2018 and 2017, respectively	130,260	97,661
Paid in capital	2,674	2,802
Retained deficit	(41,761)	(28,583)
Accumulated other comprehensive loss	(3,169)	(1,035)
Total equity	88,004	70,845
Total liabilities and equity	$217,249	$225,188

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the years ended December 31,
	2018	2017	2016
Net revenues	$242,107	$213,112	$173,197
Cost of sales	198,060	176,266	$143,260
Gross profit	44,047	36,846	29,937
Operating expenses
Research and development costs	2,839	2,564	2,939
Selling, general and administrative expenses	35,707	34,547	36,972
Impairment of intangibles	5,736	—	—
Total operating expenses	44,282	37,111	39,911
Operating loss	(235)	(265)	(9,974)
Other income (expense)
Interest expense	(5,508)	(6,498)	(6,390)
Interest income	168	—	—
Change in fair value of securities held	(5,494)	—	—
Interest expense related to write off of debt issuance costs	—	—	(1,439)
Foreign currency transaction loss	(814)	(1,149)	(1,115)
Other (loss) income	(374)	367	915
Total other expense	(12,022)	(7,280)	(8,029)
Loss before income taxes and loss in non-marketable equity interest from continuing operations	(12,257)	(7,545)	(18,003)
Income tax expense (benefit) from continuing operations	511	(118)	(566)
(Loss) income in equity investments, net of taxes	(409)	360	(5,752)
Loss from continuing operations	(13,177)	(7,067)	(23,189)
Discontinued operations: (Note 26)
Loss from operations of discontinued operations (including loss on disposal of $1,302 and $14,418 in 2017 and 2016, respectively)	—	(742)	(14,441)
Income tax (benefit) expense	—	(5)	37
Loss on discontinued operations	—	(737)	(14,478)
Net loss	(13,177)	(7,804)	(37,667)
(Income) loss attributable to noncontrolling interest	—	(274)	574
Loss attributable to shareholders of Manitex International, Inc.	$(13,177)	$(8,078)	$(37,093)
Earnings (loss) Per Share
Basic
Loss from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.72)	$(0.43)	$(1.44)
Loss from discontinued operations attributable to shareholders of Manitex International, Inc.	$—	$(0.06)	$(0.86)
Loss attributable to shareholders of Manitex International, Inc.	$(0.72)	$(0.49)	$(2.30)
Diluted
Loss from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.72)	$(0.43)	$(1.44)
Loss from discontinued operations attributable to shareholders of Manitex International, Inc.	$—	$(0.06)	$(0.86)
Loss attributable to shareholders of Manitex International, Inc.	$(0.72)	$(0.49)	$(2.30)
Weighted average common shares outstanding
Basic	18,409,296	16,548,444	16,133,284
Diluted	18,409,296	16,548,444	16,133,284

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the year ended December 31,
	2018	2017	2016
Net loss:	$(13,177)	$(7,804)	$(37,667)
Other comprehensive income (loss)
Foreign currency translation adjustments	(2,134)	3,237	1,120
Total other comprehensive (loss) income	(2,134)	3,237	1,120
	(15,311)	(4,567)	(36,547)
Comprehensive (income) loss attributable to noncontrolling interest	—	(274)	574
Total comprehensive loss attributable to shareholders of Manitex International, Inc.	$(15,311)	$(4,841)	$(35,973)

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

	For the year ended December 31,
	2018	2017	2016
Number of common shares outstanding
Balance at beginning of the year	16,617,932	16,200,294	16,072,100
Employee 2004 incentive plan grant	122,820	124,151	68,876
Repurchase to satisfy withholding and cancelled	(13,521)	(22,820)	(13,055)
Shares issued under ATM program	—	294,524	—
Stock issued in connection with asset purchase	—	21,783	—
Shares issued to pay rent	—	—	41,948
Shares issued to Tadano (see Note 21)	2,918,542	—	—
Shares issued to repay debt	—	—	30,425
Balance end of year	19,645,773	16,617,932	16,200,294
Common Stock
Balance at beginning of the year	$97,661	$94,324	$93,186
Employee 2004 incentive plan grant	981	925	841
Repurchase to satisfy withholding and cancelled	(125)	(168)	(80)
Shares issued under ATM program	—	2,426	—
Shares issued to pay rent	—	154	227
Shares issued to Tadano	31,743	—	—
Shares issued to repay debt	—	—	150
Balance end of year	$130,260	$97,661	$94,324
Paid in Capital
Balance at beginning of the year	$2,802	$2,918	$2,630
Proportional share of increase in equity investments' paid in capital	14	11	—
Employee 2004 incentive plan grant	(142)	(127)	288
Balance end of year	$2,674	$2,802	$2,918
Retained Earnings (deficit)
Balance (deficit) earnings at beginning of the year	$(28,583)	$(20,505)	$16,588
Net loss attributable to shareholders of Manitex International, Inc.	(13,177)	(8,078)	(37,093)
Deficit end of year	$(41,760)	$(28,583)	$(20,505)
Accumulated Other Comprehensive Loss
Deficit at beginning of the year	$(1,035)	$(4,272)	$(5,392)
(Loss) gain on foreign currency translation	(2,134)	3,237	1,120
Deficit end of year	$(3,169)	$(1,035)	$(4,272)
Equity Attributable to Noncontrolling Interest
Balance at beginning of the year	$—	$25,164	$23,288
Investment received from noncontrolling interest	—	—	2,450
Deconsolidation of ASV	—	(25,438)	—
Net income (loss) attributable to noncontrolling interest	—	274	(574)
Balance end of year	$—	$—	$25,164

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(13,177)	$(7,804)	$(37,667)
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	4,989	5,107	6,636
Changes in allowances for doubtful accounts	10	20	(225)
Loss on disposal of assets	4	90	18
Changes in inventory reserves	2,539	1,089	333
Changes in deferred income taxes	(1,210)	(1,509)	1,178
Amortization of deferred financing cost	208	632	1,978
Revaluation of contingent acquisition liability	345	(346)	(915)
Write down of goodwill	3,192	—	275
Write down of trademark	2,544	—	—
Amortization of debt discount	(85)	446	528
Change in value of interest rate swaps	(3)	(428)	(776)
Loss (income) in equity investments	204	(360)	5,752
Change in value of securities held	5,494	—	—
Share-based compensation	639	798	1,129
Deferred gain on sale and lease back	(47)	(9)	(124)
Reserves for uncertain tax provisions	357	49	54
Loss on sale of discontinued operations	87	1,290	14,458
Rent paid in stock	—	154	227
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(296)	(11,130)	1,607
(Increase) decrease in inventory	(7,277)	17,068	(3,828)
Decrease (increase) in prepaid expenses	373	2,641	(345)
Decrease in other assets	(241)	99	189
Increase (decrease) in accounts payable	2,764	(2,619)	(4,475)
(Decrease) in accrued expense	(277)	(412)	(1,165)
(Decrease) increase in other current liabilities	(875)	679	171
(Decrease) increase in other long-term liabilities	742	24	172
Discontinued operations - cash provided by (used for) operating activities	—	3,508	(3,824)
Net cash provided by (used for) operating activities	1,003	9,077	(18,639)
Cash flows from investing activities:
Proceeds from the sale of partial interest in equity investment	7,000	—	—
Proceeds from the sale of fixed assets	8	15	206
Purchase of property and equipment	(1,196)	(1,023)	(1,157)
Investment in intangibles other than goodwill	(21)	(65)	(97)
Proceeds from the sale of discontinued operations	—	12,892	19,074
Discontinued operations - cash (used for) provided by investing activities	—	(84)	417
Net cash provided by investing activities	5,791	11,735	18,443
Cash flows from financing activities:
Repayment of 2015 term loan	—	—	(2,200)
Net proceeds from stock offering	31,942	2,426	—
Payments on revolving term credit facilities	(134,993)	(134,614)	(6,543)
Borrowings on revolving credit facility	122,100	127,550	—
Net (repayments) borrowings on working capital facilities	(5,568)	3,397	1,828
New borrowings—except 2015 term loan	7	2,600	12,892
Note payments	(1,922)	(16,465)	(6,678)
Bank fees and cost related to new financing	(50)	(50)	(1,255)
Shares repurchased for income tax withholding on share-based compensation	(124)	(168)	(80)
Proceeds from sale and leaseback	—	896	4,080
Payments on capital lease obligations	(378)	(1,381)	(510)
Discontinued operations - cash used for financing activities	—	(5,058)	(4,941)
Net cash provided by (used for) financing activities	11,014	(20,867)	(3,407)
Net increase (decrease) in cash and cash equivalents	17,808	(55)	(3,603)
Effect of exchange rate changes on cash	(826)	107	2,999
Cash and cash equivalents at the beginning of the year	5,366	5,314	5,918
Cash and cash equivalents at end of period	$22,348	$5,366	$5,314

(See Note 17 for other supplemental cash flow information)

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Note 1. Nature of Operations

The Company is a leading provider of engineered lifting solutions. The Company operates in a single reportable segment and five operating segments.

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

PM is a leading Italian manufacturer of truck mounted hydraulic knuckle boom cranes and a product range spanning more than 50 models.  Through its consolidated subsidiaries, PM has locations in Modena, Italy; Arad, Romania; Chassieu, France; Buenos Aires, Argentina; Santiago, Chile; London, UK and Mexico City, Mexico.

Valla is located in Piacenza, Italy and produces a full range of precision pick and carry industrial cranes using electric, diesel, and hybrid power options. Its cranes offer wheeled or tracked, and fixed or swing boom configurations, with special applications designed specifically to meet the needs of its customers. The product is sold internationally through dealers and into the rental distribution channel.

Manitex Sabre, Inc., (“Sabre”) which is located in Knox, Indiana, manufactures a comprehensive line of specialized mobile tanks for liquid and solid storage and containment solutions with capacities from 8,000 to 21,000 gallons. Its mobile tanks are sold to specialized independent tank rental companies and through the Company’s existing dealer network. The tanks are used in a variety of end markets such as petrochemical, waste management and oil and gas drilling.

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

Change in Reporting Segments

In its Annual Report on Form 10-K filed on March 10, 2017, the Company reported its operations in three segments: the Lifting Equipment segment, the ASV segment and the Equipment Distribution segment.  Since 2015, the Company has sought to redefine itself strategically and operationally, including through a series of divestitures.  ASV Holdings was reported as a discontinued operation and as such was no longer a reporting segment.

As stated above C&M and C&M Leasing primary business is facilitation of sale of products manufactured by the Company.  Further, the Company’s Chief Operating Decision Maker (“CODM”) reviews C&M and C&M Leasing operations only to determine their impact on the entire Company. As such, the Company has now concluded that it is not appropriate to reflect C&M and C&M Leasing as a separate reportable segment, rather an operating segment.

Consolidated Variable Interest Entity

Even though it had no ownership interest in SVW Crane & Equipment Company (together with its wholly owned subsidiary, Rental Consulting Service Company, “SVW”), the Company had the power to direct the activities that most significantly impacted SVW’s economic performance. Additionally, the Company was the primary beneficiary of the SVW relationship. SVW obtained third party financing, which was effectively guaranteed by the Company, on specific cranes the Company manufactured and remitted the loan proceeds to the Company. Other than its business transactions described herein, SVW had no other substantial business operations. The Company has determined that SVW is a Variable Interest Entity (“VIE”) that under current accounting guidance needs to consolidate in the Company’s financial results. SVW was consolidated into the Company’s financial results beginning in the first quarter of 2016 through the fourth quarter of 2017.  By December 31, 2017, SVW had ceased operations and is therefore not a consolidated VIE after December 31, 2017.

Discontinued Operations

ASV (as defined below) is located in Grand Rapids, Minnesota manufactures a line of high-quality compact track and skid steer loaders. The products are used in site clearing, general construction, forestry, golf course maintenance and landscaping industries, with general construction being the largest.  ASV’s financial results are included in the Company’s consolidated results beginning on December 20, 2014.

Prior to the quarter ended June 30, 2017, the Company owned a 51% interest in ASV Holdings, Inc., which was formerly known as A.S.V., LLC (“ASV” or “ASV Holdings”).  On May 11, 2017, in anticipation of an initial public offering, ASV converted from an LLC to a C-Corporation and the Company’s 51% interest was converted to 4,080,000 common shares of ASV.  On May 17, 2017, in connection with its initial public offering, ASV sold 1,800,000 of its own shares and the Company sold 2,000,000 shares of ASV common stock and reduced its investment in ASV to a 21.2% interest. ASV was deconsolidated and was recorded as an equity investment starting with the quarter ended June 30, 2017.  Periods ending before June 30, 2017 reflect ASV as a discontinued operation. In February 2018, the Company sold an additional 1,000,000 shares of ASV that it held which reduced the Company’s investment in ASV to approximately 11.0%.  The Company ceased accounting for its investment in ASV under the equity method and now accounts for its investment as a marketable equity security.  Financial information (related to periods before June 2017) included in this 10-K reflect ASV Holdings as a discontinued operation.

CVS Ferrari, srl (“CVS”) designed and manufactured a range of reach stackers and associated lifting equipment for the global container handling market.  CVS was sold on December 22, 2016 and is presented as a discontinued operation.

Manitex Liftking ULC (“Manitex Liftking” or “Liftking”) sold a complete line of rough terrain forklifts, a line of stand-up electric forklifts, cushioned tiered forklifts with lifting capacities from 18 thousand to 40 thousand pounds and special mission-oriented vehicles, as well as other specialized carriers, heavy material handling transporters and steel mill equipment. Liftking was sold on September 30, 2016, and is presented as a discontinued operation.

Note 2. Basis of Presentation

The consolidated financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The Company owned 25% of Lift Ventures LLC (“Lift Ventures”) and accounted for it as an unconsolidated equity investment. The investment was determined to be completely impaired in 2016 and a charge of $5,647 shown on the Statement of Operations line titled “equity investments, net of tax” was taken to write the investment down to zero. See Note 27, Impairment of Lift Venture Investment, for additional details. The financial statements for all periods presented classify Liftking, CVS and ASV as discontinued operations.

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

Principals of Consolidation—The Company consolidates all entities that we control by ownership of a majority voting interest. Additionally, there are situations in which consolidation is required even though the usual condition of consolidation (ownership of a majority voting interest) does not apply. Generally, this occurs when an entity holds an interest in another business enterprise that was achieved through arrangements that do not involve voting interests, which results in a disproportionate relationship between such entity's voting interests in, and its exposure to the economic risks and potential rewards of, the other business enterprise. This disproportionate relationship results in what is known as a variable interest, and the entity in which we had this interest is referred to as a Variable Interest Entity (“VIE”).  An enterprise must consolidate a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary had both (1) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses or the right to receive benefits from the VIE that would potentially be significant to the VIE.

Although the Company did not have an ownership interest in S.V.W. Equipment Crane Company and its wholly owned subsidiary Rental Consulting Services Corporation (collectively “SVW”), the Company had the power to direct the activities of SVW that most significantly impacted its economic performance and is absorbing the losses.  As such, the Company had determined that SVW was a VIE that required consolidation.  SVW had obtained financing and had remitted the proceeds to the Company using inventory (cranes) owned by the Company as collateral.  The finance companies that held the loans had a perfected security interest in the inventory and therefore had recourse against this specific inventory.   Furthermore, the debt taken on by the SVW was effectively guaranteed by the Company pursuant to certain related agreements. By December 31, 2017, SVW ceased operations and is not a consolidated VIE after December 31, 2017.

The Company eliminated from the Company’s financial results all significant intercompany transactions, including the intercompany transactions with consolidated VIEs.

Cash and Cash Equivalents —For purposes of the statement of cash flows, the Company considers all short-term securities purchased with maturity dates of three months or less to be cash equivalents.

Restricted Cash—Certain of the Company’s lending arrangements require the Company to post collateral or maintain minimum cash balances in escrow. These cash amounts are reported as current assets on the balance sheets based on when the cash will be contractually released. Total restricted cash was $245 and $352 at December 31, 2018 and 2017, respectively.

Revenue Recognition —Revenue is recognized when obligations under the terms of the contract with our customer are satisfied; generally, this occurs with the transfer of control of our equipment, parts or installation services (typically completed within one day), which occurs at a point in time.  Equipment can be redirected during the manufacturing phase such that over time revenue recognition is not appropriate.  Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services.  Our contracts are non-cancellable and returns are only allowed in limited instances through Crane & Machinery, Inc.  Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. The expected costs associated with our base warranties continue to be recognized as expense when the products are sold and do not constitute a separate performance obligation.

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

Investment—Equity Method of Accounting — Beginning with the quarter ended June 30, 2017, the Company accounted for its 21.2% investment in ASV under the equity method of accounting.  Under the equity method, the Company’s share of the net income (loss) of ASV was recognized as income (loss) in the Company’s statement of operations and added to the investment account, and dividends received from ASV were treated as a reduction of the investment account. The Company reports ASV’s earnings on a one quarter lag as ASV may not report earnings in time to be included in the Company’s financial statements for any given reporting period.

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

Between February 26 and 28, 2018, the Company sold 1,000,000 shares of ASV stock reducing the Company’s investment in ASV to approximately 11.0%. See Notes 11 and 26. During the quarter ended March 31, 2018, the Company:

•	Recognized its proportional share of ASV loss for the three months ended December 31, 2017,
•	Recorded a loss on the sale of shares,
•	Ceased accounting for ASV as an equity investment, and
•	Valued its remaining investment in ASV at its current market value.

In addition, our non-marketable equity investments are investments we have made in privately-held companies accounted for under the equity method. We periodically review our non-marketable equity investments for impairment. In September 2016, the Company determined its investment in Lift Ventures was impaired and has recognized an impairment charge to write off its entire investment in Lift Ventures (See Note 27).  There was no impairment related to this investment in prior periods.

Allowance for Doubtful Accounts —Accounts receivable are stated at the amounts the Company’s customers are invoiced and do not bear interest. The Company has adopted a policy consistent with U.S. GAAP for the periodic review of its accounts receivable to determine whether the establishment of an allowance for doubtful accounts is warranted based on the Company’s assessment of the collectability of the accounts. The Company established an allowance for bad debt of $37 and $82 at December 31, 2018 and 2017, respectively. The Company also has in some instances a security interest in its accounts receivable until payment is received.

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

Property, Equipment and Depreciation —Property and equipment are stated at cost or the fair market value at date of acquisition for property and equipment acquired in connection with the acquisition of a company. Depreciation of property and equipment is provided over the following remaining useful lives:

Asset Category	Depreciable Life
Buildings	10 –32 years
Machinery and equipment	1 – 10 years
Furniture and fixtures	1 – 9 years
Leasehold improvements	1 – 11 years
Motor Vehicles	2 – 4 years
Computer software	3 – 5 years

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $2,220, $2,380 and $2,846, respectively.

Other Intangible Assets —The Company accounts for Other Intangible Assets under the guidance of ASC 350, “Intangibles—Goodwill and Other”. The Company capitalizes certain costs related to patent technology. Additionally, a substantial portion of the purchase price related to the Company’s acquisitions has been assigned to patents or unpatented technology, trade name, customer backlog, and customer relationships. Under the guidance, Other Intangible Assets with definite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are tested annually for impairment. For the year ended December 31, 2018 there was impairment of $2,544 related to an indefinite lived trademark. For the years ended December 31, 2017 and 2016, there was no impairment.

Goodwill — Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is reviewed for impairment annually, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceed their fair value. The Company does not amortize goodwill in accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 350, “Intangibles—Goodwill and Other” (“ASC 350”). The Company selected October 1 as the date for the required annual impairment test. In 2018, due to a triggering event, the valuation analysis was performed at December 31, 2018.

For 2018, the Company evaluated goodwill using the quantitative step one approach. In 2018, goodwill is tested for impairment at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which discrete financial information with similar economic characteristics is available and operating results are regularly reviewed by our chief operating decision maker. For 2018, we have five operating segments: Manitex, Badger, PM/Valla, Sabre and C&M. All operating segments are comprised of one reporting unit. Only Manitex, PM/Valla and Sabre were tested for goodwill impairment as Badger and C&M have no goodwill. In 2018, the Company had net impairment of $3,192 million at our PM/Valla operating segment.

For 2017, goodwill was tested at the fully consolidated level excluding discontinued operations, as the Company was operating in a single operating segment.  For 2016, goodwill was tested at the three previously reported segment levels that were in effect at that time, i.e., Lifting Equipment, Equipment Distribution and ASV.

Under ASC350, entities are provided with the option of first performing a qualitative assessment on none, some, or all of its reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value a quantitative analysis is required.

For 2017 and 2016, the Company evaluated its consolidated goodwill using the quantitative two step approach. The first step used to identify potential impairment involves comparing the reporting unit’s estimated fair value to its carrying value, including goodwill. During the first step testing, the Company evaluates goodwill for impairment using a business valuation method, which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a historical third-party buyer. The market approach was also considered in evaluating the potential for impairment by calculating fair value based on multiples of earnings before interest, taxes, depreciation and amortization (EBITDA) of comparable, publicly traded companies. The Company also observed implied EBITDA multiples from relatively recent merger and acquisition activity in the industry, which was used to test the reasonableness of the results.

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

For 2017, the first step did not indicate any impairment of goodwill, for 2016, the second step was necessary for the Equipment Distribution segment. This further analysis indicated that the Equipment Distribution segment goodwill was impaired and a $275 impairment charge was recognized in 2016 to fully write off the Equipment Distribution segment’s goodwill.

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

Impairment of Long-Lived Assets —The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value. Future cash flow projections include assumptions for future sales levels, the impact of cost reduction programs, and the level of working capital needed to support each business. The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset. The Company recognized $2,544 of impairment charges on trademark for the year ended December 31, 2018 but did not have any impairment for the years ended December 31, 2017 and 2016.

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

Credit Risk Concentrations — Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, trade receivables and payables. The Company maintains its cash balances principally at a bank located in Chicago, Illinois as well as several separate Italian banks. At December 31, 2018 and 2017, the Company had uninsured balances of $22,098 and $5,116, respectively. Revenues for the year ended December 31, 2017 included one customer, Rush Truck Center that represented approximately 12.0% of total revenue.  No other customer represented more than 10% of revenues for the year ended December 31, 2017. In 2018 and 2016, no one customer accounted for 10% or more of total company’s revenues.

For the years ended December 31, 2018 and 2017, no customers accounted for 10% or more of total Company’s accounts receivable.

For 2018, 2017 and 2016 purchases from any single supplier did not exceed 10% of total purchases.

Research and Development Expenses— The Company expenses research and development costs, as incurred. For the periods ended December 31, 2018, 2017 and 2016 expenses were $2,839, $2,564 and $2,939, respectively.

Advertising —Advertising costs are expensed as incurred and were $572, $994 and $950 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Accounting for Marketable Equity Securities— Marketable equity securities are valued at fair market value based on the closing price of the stock on the date of the balance sheet.  Gains and loss related fair value adjustments related to marketable equity securities are recorded into income each reporting period.

Shipping and Handling —The Company records the amount of shipping and handling costs billed to customers as revenue. The cost incurred for shipping and handling is included in the cost of sales.

Adoption of Highly Inflationary Accounting in Argentina— GAAP guidance requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100 percent. In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina (“PM Argentina”). Under highly inflationary accounting, PM Argentina’s functional currency became the Euro (its parent company’s reporting currency), and its income statement and balance sheet have been measured in Euros using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in other (income) and expense, net and was not material.  As of December 31, 2018, PM Argentina had a small net peso monetary position. Net sales of PM Argentina were less than 5 and 10 percent of our consolidated net sales for the years ended December 31, 2018 and 2017, respectively.

Use of Estimates —The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income Taxes — The Company accounts for income taxes under the provisions of ASC 740 “Income Taxes,” which requires recognition of income taxes based on amounts payable with respect to the current year and the effects of deferred taxes for the expected future tax consequences of events that have been included in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities, as well as for operating losses and tax credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets when it is more-likely-than-not a tax benefit will not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss carryforwards. See Note 16, Income Taxes, for further details.

The Jobs Act also establishes Global Intangible Low-Taxed Income (“GILTI”) provisions that impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company has elected to recognize GILTI as a period cost as incurred, therefore there are no deferred taxes recognized for basis differences that are expected to impact the amount of the GILTI inclusion upon reversal.

ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company records interest and penalties related to income tax matters in the provision for income taxes.

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

Sale and Leaseback —In accordance with ASC 840-40 Sales-Leaseback Transactions, the Company has recorded deferred gain in relationship to the sale and leaseback of one of the Company’s operating facilities and on certain equipment.   As such, the gains have been deferred and are being amortized on a straight- line basis over the life of the leases.

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

Comprehensive Income — “Reporting Comprehensive Income” requires reporting and displaying comprehensive income and its components. Comprehensive income includes, in addition to net earnings, other items that are reported as direct adjustments to shareholder’s equity. Currently, the comprehensive income adjustment required for the Company has two components. First is a foreign currency translation adjustment, the result of consolidating its foreign subsidiary. The second component is a derivative instrument fair market value adjustment (net of income taxes) related to forward currency contracts designated as a cash flow hedge.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (date of sale). See Note 7 for additional details.

Reclassifications — A reclassification to properly reflect a decrease of both goodwill and deferred tax liabilities of approximately $2.6 million was recorded in the fourth quarter of 2018 for the year ended December 31, 2017.

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

The following table disaggregates our sources of revenues for the years indicated (ended December 31):

2018
Boom trucks, knuckle boom & truck cranes	$175,895
Rough terrain cranes	7,384
Mobile tanks	11,413
Installation services	4,134
Other equipment	14,547
Part sales	28,734
Total Revenue	$242,107

2018
Equipment sales	$209,239
Part sales	28,734
Installation services	4,134
Total Revenue	$242,107

The Company attributes revenue to different geographic areas based on where items are shipped to or services are performed. The following table provides details of revenues by geographic area for the years ended December 31, 2018, 2017 and 2016, respectively.

	2018	2017	2016
United States	$124,060	$102,718	$75,639
Canada	24,516	18,205	11,332
Italy	20,402	18,759	24,983
France	9,826	6,085	5,756
Other	8,158	2,708	4,780
Chile	8,297	7,919	5,692
Argentina	8,214	16,101	7,662
United Kingdom	8,117	6,985	9,410
Spain	5,226	4,243	2,604
Germany	4,805	3,166	2,229
Finland	3,623	2,793	3,513
Czech Republic	2,352	1,431	818
Netherlands	1,413	893	1,659
Mexico	1,372	1,642	2,499
Peru	1,102	439	170
Malaysia	875	804	1,173
Qatar	807	—	—
United Arab Emirates	749	773	937
Israel	711	3,660	1,069
Hong Kong	708	871	1,339
Indonesia	534	615	359
Denmark	505	681	471
Ukraine	464	693	693
Ireland	464	410	535
Romania	406	362	97
Martinique	402	304	—
Kuwait	357	173	721
South Africa	214	1,082	1,282
Turkey	211	202	476
Singapore	195	1,138	564
Saudi Arabia	188	683	860
Morocco	162	425	123
Russia	158	554	—
Bahrain	145	—	530
Thailand	56	267	—
Australia	48	157	313
Uzbekistan	—	1,387	—
Switzerland	—	429	339
Trinidad and Tobago	—	425	—
Columbia	—	348	686
Guadeloupe	—	312	—
Hungry	—	307	—
Greece	—	303	—
Sweden	634	261	—
Taiwan	501	229	—
Oman	750	163	—
Portugal	—	156	—
Estonia	—	151	—
Poland	—	151	83
Bulgaria	380	125	—
Norway	—	125	650
Lebanon	—	88	—
New Zealand	—	81	276
Brazil	—	74	1
Algeria	—	56	89
Korea	—	—	785
	$242,107	$213,112	$173,197

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

The following table summarizes changes in customer deposits for the year ended December 31, 2018:

Customer deposits at January 1, 2018	$2,242
Revenue recognized from customer deposits	(10,547)
Additional customer deposits received where revenue has not yet been recognized	10,839
Effect of change in exchange rates	(224)
Customer deposits at December 31, 2018	$2,310

Note 5. Earnings per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of restricted stock units. Details of the calculations are as follows:

	For the Years Ended December 31,
	2018	2017	2016
Net loss attributable to shareholders of Manitex International, Inc.
Loss from continuing operations	$(13,177)	$(7,067)	$(23,189)
Discontinued operations:
Income (loss) from operations of discontinued operations, net of income taxes	—	553	(20)
(Income) loss attributable to noncontrolling interest	—	(274)	574
Income from operations of discontinued operations, net of income taxes attributable to shareholders of Manitex International, Inc.	—	279	554
Loss on sale of discontinued operations, net of income taxes	—	(1,290)	(14,458)
Loss from discontinued operations attributable Shareholders of Manitex International, Inc.	—	(1,011)	(13,904)
Loss attributable to shareholders of Manitex International, Inc.	$(13,177)	$(8,078)	$(37,093)
Earnings (loss) per share
Basic
Loss from continuing operations attributable to shareholders' of Manitex International, Inc.	$(0.72)	$(0.43)	$(1.44)
Earnings from operations of discontinued operations attributable to shareholders of Manitex International, Inc., net of income taxes	$—	$0.02	$0.03
Loss on sale of discontinued operations attributable to shareholders of Manitex International, Inc., net of income taxes	$—	$(0.08)	$(0.90)
Loss attributable to shareholders of Manitex International, Inc.	$(0.72)	$(0.49)	$(2.30)
Diluted
Loss from continuing operations attributable to shareholders' of Manitex International, Inc.	$(0.72)	$(0.43)	$(1.44)
Earnings from operations of discontinued operations attributable to shareholders of Manitex International, Inc., net of income taxes	$—	$0.02	$0.03
Loss on sale of discontinued operations attributable to shareholders of Manitex International, Inc., net of income taxes	$—	$(0.08)	$(0.90)
Loss attributable to shareholders of Manitex International, Inc.	$(0.72)	$(0.49)	$(2.30)
Weighted average common shares outstanding
Basic	18,409,296	16,548,444	16,133,284
Diluted
Basic	18,409,296	16,548,444	16,133,284
Dilutive effect of warrants	—	—	—
Dilutive effect of restricted stock units	—	—	—
	18,409,296	16,548,444	16,133,284

There are 136,035, 204,072 and 342,004 restricted stock units which are anti-dilutive and therefore are not included in the average number of diluted shares shown above for the years ended December 31, 2018, 2017 and 2016, respectively.

The following securities were not included in the computation of diluted earnings per share as their effect would have been antidilutive:

	For the Years Ended December 31,
	2018	2017	2016
Unvested restricted stock units	72,874	168,763	342,004
Options to purchase common stock	47,437	—	—
Convertible subordinated notes	1,549,451	1,549,451	1,549,451
	1,669,762	1,718,214	1,891,455

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

The following is a summary of items that the Company measured at fair value during the periods:

	Fair Value at December 31, 2018
	Level 1	Level 2	Level 3	Total
Asset:
Marketable securities	$2,160	$—	$—	$2,160
Forward currency exchange contracts	—	91	—	91
Total current assets at fair value	$2,160	$91	$—	$2,251
Liabilities:
PM contingent liabilities	$—	$—	$321	$321
Valla contingent consideration	—	—	210	210
Interest rate swap contracts	—	2	—	2
Total liabilities at fair value	$—	$2	$531	$533

	Fair Value at December 31, 2017
Liabilities:	Level 1	Level 2	Level 3	Total
Forward currency exchange contracts	$—	$213	$—	$213
Interest rate swap contracts	—	6	—	6
Valla contingent consideration	—	—	220	220
Total liabilities at fair value	$—	$219	$220	$439

	Fair Value Measurements Using Significant Unobservable Inputs (level 3)
Liabilities:	PM Contingent Liability	Valla Contingent Consideration	Total
Balance at December 31, 2017	$—	$220	$220
Effect of change in exchange rates	(24)	(10)	(34)
Change in fair value during the period	345	—	345
Balance at December 31, 2018	$321	$210	$531

In 2018, the fair value of PM contingent liabilities a Level 3 item was based on an option pricing framework, more specifically, a Monte Carlo simulation.  The original fair value of Valla contingent consideration was also determined was using an option pricing framework more specifically a Monte Carlo simulation at the acquisition date.

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

The book and fair value of the Company’s term debt was $26,871 and $26,871 for the year ended December 31, 2018, respectively, and $29,629 and $29,629 for the year ending December 31, 2017, respectively. The book and fair value of the Company’s capital leases was $5,482 and $6,925 for the year ended December 31, 2018, respectively and $5,861 and $7,679 for the year ending December 31, 2017, respectively. There is no difference between the book value and the fair value for amount recorded in connection with a long-term legal settlement, which was $851 and $890 for the years ending December 31, 2018 and 2017, respectively.

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

Forward Currency Contracts

When the Company receives a significant order in other than the operating unit’s functional currency, management may evaluate different options that are available to mitigate future currency exchange risks. The decision to hedge future sales is not automatic and is decided case by case. The Company only uses hedge instruments to hedge firm existing sales orders and not estimated exposure, when management determines that exchange risks exceed desired risk tolerance levels. The forward currency contracts used to hedge future sales are designated as cash flow hedges under ASC 815-10 provided certain criteria are met.   For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (date of sale). Gains or losses on cash flow hedges when recognized into income are included in net revenues. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The Company expects minimal ineffectiveness as the Company has hedged only firm sales orders and has not hedged estimated exposures.  As of December 31, 2018, the Company had no outstanding forward currency contracts that were in place to hedge future sales. Therefore, there are currently no unrealized pre-tax gains or loss which will reclassified from other comprehensive income into earnings during the next 12 months.

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

PM Group has an intercompany receivable denominated in Euros from its Chilean subsidiary.  At December 31, 2018, the Company had entered into two forward currency exchange contracts that matures on February 14, 2019.  Under the contract the Company is obligated to sell 1,800,000 Chilean pesos for 2,333 euros. The Company has a second contract which obligates the Company to sell 200,000 Chilean pesos for $294. The purpose of the forward contract is to mitigate the income effect related to this intercompany receivable that results with a change in exchange rate between the Euro and the Chilean peso.

Interest Rate Swap Contracts

The Company uses financial instruments available on the market, including derivatives, solely to minimize its cost of borrowing and hedge the risk of interest rate and exchange rate fluctuation. In January 2009, prior to the January 15, 2015 acquisition date, PM Group entered into contracts in order to hedge the interest rate risk related to its term loans.

A contract was signed by PM Group, for an original notional amount of € 482 (€ 186 at December 31, 2018), maturing on October 1, 2020 with interest paid monthly.   PM pays interest at a rate of 3.90% and receives from the counterparty’s interest at the “Euribor” rate for the period in question if greater than 0.90%.

As of December 31, 2018, the Company had the following forward currency contracts and interest rate swaps:

Nature of Derivative	Currency	Amount	Type
Forward currency sales contracts	Chilean peso	2,000,000	Not designated as hedge instrument
Interest rate swap contracts	Euro	186	Not designated as hedge instrument

The following table provides the location and fair value amounts of derivative instruments that are reported in the Consolidated Balance Sheet as of December 31, 2018 and 2017:

Total derivatives not designated as a hedge instrument

		Fair Value
		As of December 31,
	Balance Sheet Location	2018	2017
Asset Derivatives
Foreign currency exchange contracts	Prepaid expense and other	$91	$—
Total derivative assets		$91	$—
Liabilities Derivatives
Foreign currency Exchange Contracts	Accrued expense	$—	$213
Interest rate swap contracts	Notes payable-Short term	2	6
Total derivative liabilities		$2	$219

The following tables provide the effect of derivative instruments on the Consolidated Statement of Income for 2018, 2017 and 2016:

Derivatives not designated as Hedge Instrument	Location of gain or (loss) recognized in Income Statement	Years ended December 31,
		2018	2017	2016
Forward currency contracts	Foreign currency transaction (losses) gains	$(205)	$15	$(483)
Forward currency contracts	Gain from operations of discontinued operations	—	—	54
Interest rate swap contracts	Interest expense	(4)	1	(41)
Total derivatives (loss) gain		$(209)	$16	$(470)

During 2018, 2017 and 2016, there were no forward currency contracts designated as cash flow hedges.  As such, all gains and loss related to forward currency contracts during 2018 and 2017 were recorded in current earnings and did not impact other comprehensive income.

Note 8. Inventory

The components of inventory at December 31, are summarized as follows:

	2018	2017
Raw materials and purchased parts	$38,192	$35,205
Work in process	5,360	4,513
Finished goods and replacement parts	14,472	14,642
Inventories, net	$58,024	$54,360

The Company has established reserves for obsolete and excess inventory of $5,967 and $3,462 as of December 31, 2018 and 2017, respectively.

Note 9. Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31, 2018 and 2017, respectively:

	2018	2017
Land	$4,216	$4,396
Buildings	14,231	14,370
Machinery and equipment	11,648	13,070
Furniture and fixtures	1,704	311
Leasehold improvements	1,122	996
Computer software & equipment	1,240	1,343
Motor vehicles	777	413
Construction in progress	137	60
Totals	35,075	34,959
Less: accumulated depreciation	(14,826)	(12,921)
Net property and equipment	$20,249	$22,038

Depreciation expense was $2,220 (net of $80 amortization of deferred gain on building), $2,380 (net of $80 amortization of deferred gain on building), and $2,846 (net of $106 amortization of deferred gain on building) in 2018, 2017 and 2016, respectively. See Note 14 for information regarding capital leases.

Note 10. Goodwill and Other Intangible Assets

The Company accounts for Other Intangible Assets under the guidance in ASC 350, Intangibles—Goodwill and Other. Under the guidance intangible assets with definite lives are amortized over their estimated useful lives. Indefinite lived intangible assets are subject to annual impairment testing. For the year ended December 31, 2018 there was impairment charge of $2,544 related to an indefinite lived trademark and $3,192 net impairment charge to goodwill. For the year ended December 31, 2017, there was no impairment compared to $275 of impairment for the year ended December 31, 2016. The Company capitalizes certain costs related to patent technology. Additionally, a substantial portion of the purchase price related to the Company’s acquisitions has been assigned to patents or unpatented technology, trade name, customer backlog and customer relationships. The intangibles acquired in acquisitions have been valued using a discounted cash flow approach. Intangibles, except goodwill, are being amortized over their estimated useful lives.

Intangible assets were comprised of the following as of December 31:

	2018	2017	Useful Lives
Patented and unpatented technology	$18,111	$18,458	10 years
Amortization	(12,762)	(12,011)
Customer relationships	23,301	23,837	5-20 years
Amortization	(11,419)	(9,907)
Trade names and trademarks	9,828	12,724	25 years - Indefinite
Amortization	(2,286)	(2,090)
Non-competition agreements	50	50	2-5 years
Amortization	(50)	(47)
Customer backlog	370	370	< 1 year
Amortization	(370)	(370)
Total Intangible assets	$24,773	$31,014

Amortization expense was $2,769, $2,727 and $3,790 for the periods ended December 31, 2018, 2017 and 2016, respectively. The weighted average amortization period for definite lived intangibles was 7 years for patented and unpatented technology, and 13 years for both customer relationships and trade names and trademarks.

Estimated amortization expense for the next five years and subsequent is as follows:

Amount
2019	$2,120
2020	2,048
2021	2,032
2022	2,032
2023	2,032
And subsequent	9,510
Total intangibles currently to be amortized	19,774
Intangibles with indefinite lives not amortized	4,999
Total intangible assets	$24,773

Changes in the Company’s goodwill are as follows:

Goodwill
Balance December 31, 2016	$39,669
Effects of change in exchange rate	3,900
Balance December 31, 2017	$43,569
Goodwill impairment	$(3,212)
Reclass to deferred tax liability	(2,557)
Effects of change in exchange rate	(1,502)
Balance December 31, 2018	$36,298

The Company performed its annual impairment assessment as of October 1, 2018, its annual measurement date.  At that date, there was significant cushion between the carrying values of each of our reporting units and the market capitalization of the Company.  During the fourth quarter of 2018, there was a significant decline in the U.S. stock markets and specifically our stock declined from a closing price of $9.64 at October 1, 2018 to a closing price of $5.68 at December 31, 2018.  Subsequent to December 31, stock markets in general rebounded from the December lows.  The Company’s stock priced increased as well, but not to the same levels as the general market or our previous averages for the year.  The Company considered this sustained market capitalization decrease to be a triggering event and as such reevaluated goodwill impairment at December 31, 2018.  In order to more closely align the estimated fair values of our reporting units to our overall market capitalization, an increase to our risk premium utilized within our discounted cash flows analysis was applied, resulting in an impairment charge to our PM reporting unit.

11. Equity Method Investments

The Company accounted for its investment in ASV during the period (May 17, 2017 to February 26, 2018) that it owned 21.2% of ASV as an equity method investment.   Under the equity method, the Company’s share of the net income (loss) of ASV was recognized as income (loss) in the Company’s statement of operations and added to investment account, and dividends received from ASV were treated as a reduction of the investment account.  The Company reported ASV’s earnings on a one quarter lag as ASV may not report earnings in time to be included in the Company’s financial statements for any given reporting period.   During the quarter ended March 31, 2018, the Company recorded its proportional share of ASV’s loss for the quarter ended December 31, 2017 and recorded amortization related temporary differences.

The following tables present ASV summary income statement information:

For the three months ended
December 31, (2)
2017
Net sales	$30,455
Gross profit	4,146
Net income	(796)

Net income attributable to the Company (1)	(169)
Amortization of FMV adjustment	(35)
Income recognized by the Company	$(204)
__________________
(1) Represents 21.2% of ASV Holdings loss for the quarter ended December 31, 2017.
(2) The Company's policy is to record our earnings based on a one quarter lag.

Between February 26 and 28, 2018, the Company sold 1,000,000 shares of ASV stock, reducing the Company’s investment to approximately 11.0%, and ceased accounting for its investment in ASV as an equity method investment. See Note 26, Discontinued Operations.

Note 12. Accrued Expenses

	As of December 31,
	2018	2017
Accrued payroll	$1,195	$1,198
Accrued employee benefits	951	1,317
Accrued bonuses	146	180
Accrued vacation expense	1,274	1,214
Accrued interest	723	414
Accrued commissions	424	560
Accrued expenses—other	1,038	2,045
Accrued warranty	2,004	2,030
Accrued taxes other than income taxes	1,243	969
Accrued product liability and workers compensation claims	251	143
Total accrued expenses	$9,249	$10,070

Note 13. Revolving Term Credit Facilities and Debt

U.S.  Credit Facilities

At December 31, 2018, the Company and its U.S. subsidiaries have a Loan and Security Agreement, as amended, (the “Loan Agreement”) with CIBC Bank USA (“CIBC”), formerly known as “The Private Bank and Trust Company”.  The Loan Agreement provides a revolving credit facility with a maturity date of July 20, 2021.   The aggregate amount of the facility is $25,000.

The maximum borrowing available to the Company under the Loan Agreement is limited to: (1) 85% of eligible receivables; plus (2) 50% of eligible inventory valued at the lower of cost or market subject to a $17,500 limit; plus (3) 80% of eligible used equipment, as defined, valued at the lower of cost or market subject to a $2,000 limit.  At December 31, 2018, the maximum the Company could borrow based on available collateral was $24,500.  At December 31, 2018, the Company had no borrowings under this facility. The Company’s collateral is subject to a $5,000 reserve until the Fixed Charge Coverage ratio exceeds 1.15 to 1.00.  The indebtedness under the Loan Agreement is collateralized by substantially all of the Company’s assets, except for the assets of certain of the Company’s subsidiaries.

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

The Loan Agreement subjects the Company and its domestic subsidiaries to a quarterly EBITDA covenant (as defined).  The quarterly EBITDA covenant (as defined) is $2,000 for all quarters starting with the quarter ended September 30, 2017 through the end of the agreement. Additionally, the Company and its domestic subsidiaries are subject to a Fixed Charge Coverage ratio of 1.05 to 1.00 measured on an annual basis beginning December 31, 2017, followed by a Fixed Charge Coverage ratio of 1.15 to 1.00 measured quarterly starting March 31, 2018 (based on a trailing twelve-month basis) through the term of the agreement. At the end of a quarter, if there is $15,000 of availability and outstanding borrowings of less than $5,000, covenant testing is waived. The Loan Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, pay dividends or make distributions, repurchase stock, in each case subject to customary exceptions for a credit facility of this size.  The Company was in compliance with loan covenants at December 31, 2018.

The Loan Agreement has a Letter of Credit facility of $3,000, which is fully reserved against availability.

Note Payable—Winona Facility Purchase

At December 31, 2018, Badger has balance on note payable to Avis Industrial Corporation of $378.  Badger is required to make 60 monthly payments of $10 that began on August 1, 2017.  The note dated July 26, 2017, had an original principal amount of $500 and annual interest rate of 8.00%.  The note is guaranteed by the Company.

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

PM Group Short-Term Working Capital Borrowings

At December 31, 2018 and 2017, respectively, PM Group had established demand credit and overdraft facilities with five and seven Italian banks, one Spanish bank and eight and seven banks in South America. Under the facilities, as of December 31, 2018 and 2017 respectively, PM Group can borrow up to approximately €21,990 ($25,192) and €26,260 ($31,570) for advances against invoices, and letter of credit and bank overdrafts. These facilities are divided into two types: working capital facilities and cash facilities. For the year ended December, 31, 2018, interest on the Italian working capital facilities is charged at the 3-month Euribor plus 175 or 200 basis points and 3-month Euribor plus 350 basis points, respectively. Interest on the Spanish bank working capital facility is charged at 3.75%. Interest on the South American facilities is charged at a flat rate of points for advances on invoices ranging from 9% - 65%. For the year ended December 31, 2017, Interest on the Italian working capital facilities was charged at the 3-month or 6-month Euribor plus 200 basis points, while interest on overdraft facilities was charged at the 3-month Euribor plus 350 basis points. Interest on the South American facilities was charged at a flat rate of points for advances on invoices ranging from 10% - 32%.

At December 31, 2018, the Italian banks had advanced PM Group €15,796 ($18,096), at variable interest rates, which currently range from 1.75% to 2.00%. At December 31, 2018, there were no advances to PM Group from the Spanish bank. At December 31, 2018, the South American banks had advanced PM Group €715 ($820). Total short-term borrowings for PM Group were €16,511 ($18,916) at December 31, 2018. At December 31, 2017, the Italian banks had advanced PM Group €17,931 ($21,556), at variable interest rates, which currently range from 1.42% to 1.67%. At December 31, 2017, the South American banks had advanced PM Group €2,515 ($3,024). Total short-term borrowings for PM Group were €20,446 ($24,580) at December 31, 2017.

PM Group Term Loans

At December 31, 2018 and 2017 respectively, PM Group has a €10,451 ($11,973) and €9,609 ($11,552) term loan with two Italian banks, BPER and Unicredit. The term loan is split into a note and a balloon payment and is secured by PM Group’s common stock as of December 31, 2018. The term loan was split into three separate notes and is secured by PM Group’s common stock as of December 31, 2017.

At December 31, 2018, the note and balloon payment have an outstanding principal balance of €7,449 ($8,534) and €3,002 ($3,439), respectively.  Both are charged interest at a fixed rate of 3.5%, with an effective rate of 3.5% at December 31, 2018. The note is payable in annual installments of principal €958 for 2019, €991 for 2020, €1,026 for 2021, €1,062 for 2022, €1,099 for 2023, €1,137 for 2024, and €1,177 for 2025.  The balloon payment is payable in a single payment of €3,002 in 2026. See above for restructuring, however, at December 31, 2017, the first note had an outstanding principal balance of €3,528 ($4,242), was charged interest at the 6-month Euribor plus 236 basis points, effective rate of 2.09% at December 31, 2017. The note was payable in semi-annual installments beginning June 2017 and ending December 2021. The second note had an outstanding principal balance of €3,922 ($4,715), was charged interest at the 6-month Euribor plus 286 basis points, effective rate of 2.59% at December 31, 2017. The note was payable in semi-annual installments beginning June 2017 and ending December 2021. The third note had an outstanding principal balance of €2,500 ($3,005) and was non-interest bearing. The note was payable in semi-annual installments beginning June 2016 and ending December 2017 and a final balloon payment in December 2022.

An adjustment in the purchase accounting to value the non-interest- bearing debt at its fair market value was made. At March 6, 2018 it was determined that the fair value of the debt was €480 or $550 less than the book value. This reduction is not reflected in the above descriptions of PM debt. This discount is being amortized over the life of the debt and being charged to interest expense. As of December 31, 2018, and 2017 respectively, the remaining balance was €391 ($448) and €625 ($751) and has been offset to the debt.

At December 31, 2018, PM Group has unsecured borrowings with three Italian banks totaling €12,115 ($13,879). Interest on the unsecured notes is charged at a stated and effective rate of 3.5% at December 31, 2018.

Annual payments of €1,731 are payable beginning in 2019 and ending in 2025.  At December 31, 2017 PM Group had unsecured borrowings with four Italian banks totaling €13,015 ($15,647). Interest on the unsecured notes was charged at the 3-month Euribor plus 250 basis points, effective rate of 2.17% at December 31, 2017. Principal payments were due on a semi-annual basis beginning June 2019 and ending December 2021. Accrued interest on these borrowings through the date of acquisition at January 15, 2015, totaled €358 ($430) and was payable in semi-annual installments beginning June 2019 and ending December 2019.

PM Group is subject to certain financial covenants as defined by the debt restructuring agreement including maintaining (1) Net debt to EBITDA, (2) Net debt to equity, and (3) EBITDA to net financial charges ratios. The covenants are measured on a semi-annual basis beginning on December 31, 2018. Covenants were met at December 31, 2018. PM group was not in compliance as of December 31, 2017 however, see above for derails regarding the debt restructuring that occurred as a result of the failure.

At December 31, 2018 and 2017, respectively, Autogru PM RO, a subsidiary of PM Group, had three and two notes. The first note is payable in 60 monthly principal installments of €8 ($9), €8 ($10), plus interest at the 1-month Euribor plus 300 basis points, effective rate of 3.00% at December 31, 2018 and 2017, maturing October 2020. At December 31, 2018 and 2017 respectively, the outstanding principal balance of the note was €186 ($213) and €288 ($346).

The second note is payable in monthly installments of €9 ($10) starting from October 2018 and ending in March 2019, and one final payment of €294 ($337) in March 2019. The note is charged interest at the 1-month Euribor plus 250 basis points, effective rate of 2.50% at December 31, 2018.  At December 31, 2018 and 2017, respectively, the outstanding principal balance of the note was €320 ($367) and €422 ($507).

The third note is divided in three parts: the first part is payable in 60 monthly installments of €1 ($1) plus interest at the 6-month Euribor plus 275 basis points, effective rate of 2.75% at December 31, 2018, maturing February 2023; the second part is payable in 60 monthly installments of €4 ($5) plus interest at the 6-month Euribor plus 275 basis points, effective rate of 2.75% at December 31, 2018, maturing April 2023; the third part  is payable in 60 monthly installments of €1 ($1) plus interest at the 6-month Euribor plus 275 basis points, effective rate of 2.75% at December 31, 2018, maturing June 2023. At December 31, 2018, the outstanding principal balance of the note was €304 ($348).

PM has interest rate swaps with a fair market value at December 31, 2018 of €2 ($2) which has been included in debt.

At December 31, 2018 PM Argentina Sistemas de Elevacion, a subsidiary of PM Group has a note payable. The note is payable in fifteen monthly installments of €13 ($15) starting from March 2018 and ending in May 2019, the note is charged interest at 28.50% at December 31, 2018.  At December 31, 2018, the outstanding principal balance of the note was €68 ($78).  At December 31, 2017 PM Argentina Sistemas de Elevacion, a subsidiary of PM Group had two notes. The first note was payable in one balloon payment in April 2018. At December 31, 2017, the outstanding balance of the note was €154 ($185) plus interest at 29%. The second note was payable in five quarterly installments of €79 ($95) starting from April 2018 and ending in April 2019, the note was charged interest at 28.50% at December 31, 2017. At December 31, 2017, the outstanding principal balance of the note was €397 ($478).

Valla Short-Term Working Capital Borrowings

At December 31, 2018 and 2017, respectively, Valla had established demand credit and overdraft facilities with two Italian banks. Under the facilities, Valla can borrow up to approximately €870 ($997) and €1,343 ($1,615) for advances against orders, invoices and bank overdrafts. Interest on the Italian working capital facilities is charged at a flat percentage rate for advances on invoices and orders ranging from 4.50% - 4.75% and 2% - 5 % at December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, the Italian banks had advanced Valla €40 ($46) and €824 ($991).

Valla Term Loans

At December 31, 2018 and 2017, Valla had a term loan with Carisbo. The note is payable in quarterly principal installments beginning on October 30, 2017 of €8 ($10), plus interest at the 3-month Euribor plus 470 basis points, effective rate of 4.39% and 4.37% at December 31, 2018 and 2017, respectively. The note matures on January 2021. At December 31, 2018 and 2017, respectively, the outstanding principal balance of the note was €71 ($81) and €102 ($123).

Schedule of Debt Maturities

Scheduled annual maturities of the principal portion of debt outstanding at December 31, 2018 in the next five years and the remaining maturity in aggregate are summarized below. Amounts shown include the debt described above in this footnote and the convertible notes disclosed in Note 15—Convertible Notes at their face amount of $22,500.

	North America	Italy	Total
2019	$95	$22,725	$22,820
2020	7,535	3,340	10,875
2021	15,179	3,238	18,417
2022	69	3,279	3,348
2023	—	3,269	3,269
Thereafter	—	10,057	10,057
	22,878	45,908	68,786
Interest rate swaps	—	2	2
Debt discount related to non-interest-bearing debt	—	(448)	(448)
Debt issuance cost	(196)	—	(196)
Debt discounts related to convertible notes	(616)	—	(616)
Total	$22,066	$45,462	$67,528

Note 14. Leases

Capital leases

Georgetown facility

The Company leases its Georgetown facility under capital lease that was amended and extended on September 1, 2015.  The amended lease expires on April 28, 2028. The monthly rent is currently $66 and is increased by 3% annually on September 1 during the term of the lease.

The present value of the future minimum lease payments (including the annual increase) was determined using a 12.5% discount rate (the discount rate used to record the original lease which was signed in April 2006).  At December 31, 2018, the outstanding capital lease obligation is $5,025.

Equipment

The Company has entered into a lease agreement with a bank pursuant to which the Company is permitted to borrow 100% of the cost of new equipment with 44 month repayment periods, respectively. At the conclusion of the lease period, for each piece of equipment the Company is required to purchase that piece of leased equipment for one dollar.

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

The following is a summary of amounts financed under equipment capital lease agreements:

	Amount Borrowed	Repayment Period	Amount of Monthly Payment	Balance As of December 31, 2018
New equipment	$896	44	$18	$453

Future Minimum Lease Payments are:

Years	Operating Leases	Capital Leases
2019	$1,950	$1,043
2020	1,169	1,066
2021	1,169	896
2022	408	904
2023	408	932
Subsequent	1,803	4,371
Total Minimum Lease Payments	$6,907	9,212
Less: imputed interest		(3,729)
Present value of minimum lease payment		$5,483
Less: current portion		(422)
Long-term capital lease obligations		$5,061

Capital Items—as of or for the year ended December 31, 2018	Cost	Accumulated Depreciation	Depreciation Expense	Interest Expense
Building—Georgetown, TX	$4,831	$1,212	$382	$640
Other Capitalized leases	896	—	—	10
Totals	$5,727	$1,212	$382	$650

Capital Items—as of or for the year ended December 31, 2017	Cost	Accumulated Depreciation	Depreciation Expense	Interest Expense
Building—Georgetown, TX	$4,831	$894	$382	$657
Other Capitalized leases	896	—	—	10
Totals	$5,727	$894	$382	$667

Sales and Leaseback—In accordance with ASC 840-40 Sales- Leaseback Transaction, at December 31, 2018 and 2017, the Company has deferred gain of $842 and $969, respectively, related to the sale and leaseback of Georgetown operating facilities and certain equipment. The deferred gain is being amortized over the life of the leases which reduces depreciation expense $80 annually through April 2028 and will also increase revenue by $37 for the next four years.

Operating Leases

Bridgeview Facility

The Company leases its 40,000 sq. ft. Bridgeview facility from an entity controlled by Mr. David Langevin, the Company’s Chairman and CEO. Pursuant to the terms of the lease, the Company currently makes monthly lease payments of $23. The Company is also responsible for all the associated operations expenses, including insurance, property taxes, and repairs. On October 3, 2018, the lease was amended to extend the term of the lease to May 3, 2025 with an optional extension for one five-year period and thereafter for six one-year periods.  The lease contains a rental escalation clause under which annual rent is increased during the initial lease term by the lesser of the increase in the Consumer Price Increase or 2.0%. Rent for any extension period shall, however, be the then-market rate for similar industrial buildings within the market area.

The Company has the option to purchase the building by giving the landlord written notice at any time prior to the date that is 180 days prior to the expiration of the lease or any extension period. The landlord can require the Company to purchase the building if a change of Control Event, as defined in the lease, occurs by giving written notice to the Company at any time prior to the date that is 180 days prior to the expiration of the lease or any extension period. The purchase price, regardless whether the purchase is initiated by the Company or the landlord, will be the Fair Market Value as of the closing date of said sale. Rent expense for the current and former Bridgeview facility was $268, $263 and $259 for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company leases its Knox, Indiana facility under two operating leases. The leases which expire on August 19, 2020, currently provides for monthly rent of $11 and $3, respectively. The leases contain a rental escalation clause under which annual rent is increased during the lease term by the lesser of the increase in the Consumer Price Increase or 2.0%. The Company is also responsible for all the associated operations expenses, including insurance, property taxes, and repairs. The Company has an option to extend the leases for an additional five year period. The Company has the right to purchase the facility at a negotiated price any time during the lease period. If the parties are unable to agree on purchase price, the purchase price under the terms of the lease will be the average of two appraisals of the premises performed by independent third-party appraisers, one selected by the landlord and one selected by the Company. Total rent expense related to the leases was $163, $163 and $163 for the year ended December 31, 2018, 2017 and 2016, respectively.

The Company leases a number of boom trucks and other equipment under five year operating leases.  The Company entered into the leases to provide financing for equipment some of which was manufactured by our Manitex subsidiary that will be in Equipment Distribution’s rental fleet. The Company had the option to purchase the equipment at the end of the lease for the higher residual value or then fair market value of the equipment. In February 2019, the Company came to an agreement with the bank to purchase the remaining equipment. This was purchased for $1,352 and the Company believes it will be able to sell this equipment at a profit.

At December 31, 2018, PM leases forklifts under four operating leases for monthly payments totaling $13. These leases expire between February 2020 and February 2023.

Additionally, PM leases automobiles for a number of its employees.  The leases expire at various times between 2019 and 2022.  Currently, the aggregate monthly rent is approximately $15.  Future monthly rents will change as leases expire and new leases are executed.

The Company has various building maintenance and production plant leases with various expiration dates through 2023.  Total rent expense under these additional leases was $43, $107 and $154 for the years ended December 31, 2018, 2017 and 2016.

Note 15. Convertible Notes

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

As of December 31, 2018, the note had a remaining principal balance of $7,158 and an unamortized discount of $342. The difference between this amount and the amount initially recorded represents $551 of discount amortization.

The Terex agreements included obligations on the part of the Company to timely file with the SEC its reports that are required to be filed pursuant to the Exchange Act.  Effective March 29, 2018, the Company has obtained waivers from the Holders with respect to any breaches, defaults or events of default that may have been or may be triggered in connection with the Company’s failure to timely file its reports with the SEC.

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

As of December 31, 2018, the note had a remaining principal balance of $14,726 (less $196 debt issuance cost for a net debt $14,530) and an unamortized discount of $274. The difference between this amount and the amount initially recorded represents $440 of discount amortization.

The Perella agreements included obligations on the part of the Company to timely file with the SEC its reports that are required to be filed pursuant to the Exchange Act.  Effective March 28, 2018, the Company has obtained waivers from the Holders with respect to any breaches, defaults or events of default that may have been or may be triggered in connection with the Company’s failure to timely file its reports with the SEC.

Note 16. Income Taxes

On December 22, 2017, the legislation commonly known as the Tax Cuts and Jobs Act (the “Jobs Act”) was enacted into law. The Jobs Act makes comprehensive changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%, changes to the rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, immediate expensing of certain qualified property, creation of a new limitation on deductible interest expense, repeal of the U.S. corporate minimum tax (“AMT”), and changes in the manner in which international operations are taxed in the U.S. Although the majority of the changes resulting from the Jobs Act are effective beginning in 2018, U.S. GAAP requires that certain impacts of the Jobs Act be recognized in the income tax provision in the period of enactment.

In response to the enactment of the Jobs Act, the SEC issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the tax effects of the Jobs Act. SAB 118 provides a measurement period that should not extend beyond one year from the Jobs Act enactment date for companies to complete the accounting under ASC 740. To the extent that a company’s accounting for certain income tax effects of the Jobs Act is incomplete but is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

In accordance with SAB 118, the Company recorded a provisional increase to its net deferred tax asset of $0.4 million, which is primarily attributable to deferred tax liabilities related to indefinite lived intangible assets that became available as a source of taxable income to offset existing deferred tax assets and for the recognition of refundable alternative minimum tax credits as provided for in the Jobs Act.

The Jobs Act includes a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries. As a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued are now subject to U.S. tax. The Company recorded a provisional amount for the one-time transition tax liability for all of its foreign subsidiaries resulting in an income tax expense of approximately $0.5 million, which was offset by a reduction in the valuation allowance. During the year ended December 31, 2018, we increased our one-time transition tax on accumulated earnings of foreign subsidiaries by $0.3 million, which was offset by a reduction in the valuation allowance. Due to our net loss position, we were not subject to U.S. federal and state taxes in connection with the deemed repatriation of foreign earnings.

The Company completed its analysis of the Jobs Act during 2018. There was no impact to income tax expense as a result of the changes to provisional amounts recorded in the consolidated financial statements for the year-ended December 31, 2017.

Approximately $3.8 million of the Company’s undistributed foreign earnings have been subject to US federal taxation as required by the Jobs Act. The Company’s assertion to indefinitely reinvest its foreign earnings remains unchanged despite the taxation of its undistributed foreign earnings. Upon remittance of these earnings, the Company would be subject to withholding tax and some state tax. It is not practicable to estimate the tax impact of the reversal of the outside basis difference, or the repatriation of cash due to the complexity associated with the calculation.

The Jobs Act also establishes Global Intangible Low-Taxed Income (“GILTI”) provisions that impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company has elected to recognize GILTI as a period cost as incurred, therefore there are no deferred taxes recognized for basis differences that are expected to impact the amount of the GILTI inclusion upon reversal.

Information pertaining to the Company’s income before income taxes from continuing operations is as follows:

	Years ended December 31,
	2018	2017	2016
Loss before income taxes:
Domestic	$(5,313)	$(6,289)	$(24,795)
Foreign	(7,354)	(896)	1,040
Total net loss before income taxes	$(12,667)	$(7,185)	$(23,755)

Information pertaining to the Company’s provision (benefit) for income taxes for continuing operations is as follows:

	Years ended December 31,
	2018	2017	2016
Provision (benefit) for income taxes:
Current:
Federal	$(106)	$262	$(2,033)
State and local	74	79	(27)
Foreign	1,753	448	(310)
	1,721	789	(2,370)
Deferred:
Federal	49	(389)	(136)
State and local	573	(954)	1,163
Foreign	(1,832)	436	777
	(1,210)	(907)	1,804
Total provision (benefit) for income taxes	$511	$(118)	$(566)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2018	2017
Deferred tax assets:
Accrued expenses	$965	$1,092
Inventory	2,410	2,046
Other liabilities	696	432
Deferred gain	208	245
Net operating loss carryforwards	6,209	7,463
Tax credit carryforwards	1,785	1,271
Capital loss carryforwards	442	188
Unrealized foreign currency loss	229	137
Interest expense	2,845	2,026
Restructuring cost	266	559
Property, plant and equipment	1,777	1,240
Total deferred tax asset	17,832	16,699
Deferred tax liabilities:
Intangibles	5,047	10,077
Discount on convertible notes	139	200
Deferred State Income Tax	407	386
Debt	2,260	—
Investments	62	176
Total deferred tax liability	7,915	10,839
Valuation allowance	(7,643)	(7,405)
Net deferred tax asset (liability)	$2,274	$(1,545)

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

As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, we establish a valuation allowance. With the exception of certain more likely than not realizable state and federal credits, the Company maintains a valuation allowance against its U.S. net deferred tax assets and net deferred tax assets in certain foreign jurisdictions.

As of December 31, 2018, the Company had U.S. federal and foreign net operating loss carryforwards of approximately $14.0 million and $5.3 million, respectively. The U.S. net operating loss carryforwards expire in 2036 and 2037.  The majority of the foreign loss carryforwards are available for carryforward indefinitely. The Company also had state net operating losses of approximately $0.6 million that are set to expire at varying periods between 2026 and 2037 if not utilized. As of December 31, 2018, the Company has a Texas Margin Tax Credit of $1.1 million and U.S. federal R&D credits of $0.1 million that may be utilized through 2026 and 2037, respectively.

During fiscal 2018, the valuation allowance increased by $238. Any further increase or decrease in the valuation allowance could have favorable or unfavorable impact on the income tax provision in the period in which determination is made.

The effective tax rate before income taxes varies from the current U.S. federal statutory income tax rate as follows:

	Years ended December 31,
	2018	2017
Statutory rate	21.00%	35.00%
State and local taxes	0.45%	1.07%
Permanent differences	-11.93%	-5.55%
Tax credits	0.49%	0.09%
Foreign operations	-0.55%	-13.05%
Uncertain tax positions	-2.81%	-0.66%
Remeasurement of deferred taxes	0.00%	-49.35%
Valuation allowance	-9.69%	30.97%
Other	-1.00%	3.12%
	-4.04%	1.64%

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, is as follows:

	2018	2017
Balance at January 1,	$1,016	$741
Increases in tax positions for prior years	2,352	673
Increases in tax positions for current years	860	(8)
Other	(70)	66
Settlements	(43)	(456)
Balance at December 31,	$4,115	$1,016

Of the amounts reflected in the above table at December 31, 2018, approximately $0.8 million would reduce the Company’s annual effective tax rate if recognized.  The Company records accrued interest and penalties related to income tax matters in the provision for income taxes in the accompanying consolidated statement of income. For the years ended December 31, 2018, 2017 and 2016, interest and penalties recognized on unrecognized tax benefits were $266, $69 and $40, respectively. The accrued balance as of December 31, 2018 and 2017 was $648 and $382, respectively. Included in the unrecognized tax benefits is a liability for the Romania income tax audit for tax years 2012-2016.  Depending upon the final resolution of the audit, the uncertain tax position liabilities could be higher or lower than the amount recorded at December 31, 2018. It is not reasonably possible to estimate the change in unrecognized tax benefits within 12 months of the reporting date.

The Company files income tax returns in the United States, Italy, Romania and Argentina as well as various state and local tax jurisdictions with varying statutes of limitations. With a few exceptions, the Company is no longer subject to examination by the tax authorities for U.S. federal or state for the years before 2015, or foreign examinations for years before 2012.

Note 17. Supplemental Cash Flow Disclosures

Interest received and paid, income taxes paid and non-cash transactions incurred during the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Interest received in cash	$167	$—	$—
Interest paid in cash	5,841	7,234	10,576
Income tax payments (refunds) in cash	1	1,729	(1,322)
Non-Cash Transactions:
Proportional share of increase in equity investments' paid in capital	14	11	—
Share based compensation paid in connection with Tadano transaction	200	—	—
Equipment held for sale financed on a capital lease	—	896	—
Terex note payment paid in stock (see Note 21)	—	—	150

Note 18. Employee Benefits

U.S. Plan

The Company sponsors a 401(k) plan. The plan is intended to cover all non-union United States based employees. The plan is open to employees 21 years of age and older. There is no minimum employment duration required before eligibility. The plan allows for monthly enrollment and contribution changes.

The Company currently matches dollar for dollar participants’ contributions up to 3% of the participants’ gross income and a 50% match on the next 2% of gross income. There is no dollar limit regarding matched funds and the plan also calls for immediate vesting of the employer contribution component. The employer match is paid when payroll is processed.

The amount paid in matching contributions by the company for 2018, 2017 and 2016 were $386, $235 and $375, respectively.

Non-U.S. Plan

Employees in Italy are entitled to Trattamento di Fine Rapporto (“TFR”), commonly referred to as an employee leaving indemnity, which represents deferred compensation for employees in the private sector. Under Italian law, an entity is obligated to accrue for TFR on an individual employee basis payable to each individual upon termination of employment (including both voluntary and involuntary dismissal). The annual accrual is approximately 7% of total pay, with no ceiling, and is revalued each year by applying a pre-established rate of return of 1.50%, plus 75% of the Consumer Price Index, and is recorded by a book reserve. TFR is an unfunded plan.

The accrued employee severance indemnity must be transferred to the Fund for the payment of severance pay to employees in the private sector, managed by the INPS (the National Social Contributions Authority), on behalf of the State, on a special account opened at the State Treasury. In this case the workers continue to have as their sole interlocutor the employer, who will provide monthly payment of the amount due (together with the social contributions due to INPS). In this situation, the Company will pay the severance to the employees leaving and then those amounts will be compensated by the payments to be made in favor of INPS.

The amount paid by the company for 2018, 2017 and 2016 was $213, $149, and $75. The amount allocated to the Employee severance indemnity provision in 2018, 2017 and 2016 were $579, $728 and $668.

Note 19. Accrued Warranties

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

The following table summarizes the changes in product warranty liability:

	2018	2017
Balance January 1,	$2,030	$1,568
Accrual for warranties issued during the year	3,549	2,192
Warranty services provided	(3,317)	(1,839)
Changes in estimates	(267)	64
Foreign currency translation	9	45
Balance December 31,	$2,004	$2,030

Note 20. Long Lived Assets

	2018	2017
United States	$18,365	$35,841
Italy	66,891	79,025
Total Long-Lived Assets	$85,256	$114,866

Long-Lived Assets are based on where the operating unit is domiciled.

Note 21. Equity

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

In connection with this transaction, the Company incurred legal, investment banking and consulting fees that in aggregate totaled $916.  These fees are recorded net of common stock.

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

Stock issued to employees and Directors

The Company issued shares of common stock to employees and Directors at various times in 2018, 2017 and 2016 as restricted stock units issued under the Company’s 2004 Incentive Plan vested. Upon issuance entries were recorded to increase common stock and decrease paid in capital for the amounts shown below. The following is a summary of stock issuances that occurred during the three-year period:

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
January 1, 2018	Directors	4,420	$56
January 1, 2018	Employees	12,536	160
January 4, 2018	Directors	7,675	47
January 4, 2018	Employees	26,215	159
January 15, 2018	Directors	6,600	59
May 31, 2018	Directors	11,600	135
May 31, 2018	Employees	1,073	12
August 8, 2018	Employees	6,750	39
September 15, 2018	Directors	6,600	35
October 15, 2018	Directors	6,800	61
December 14, 2018	Directors	7,675	43
December 14, 2018	Employees	18,559	104
		116,503	$910

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
January 1, 2017	Directors	4,290	$54
January 1, 2017	Employees	20,932	266
January 4, 2017	Directors	7,675	47
January 4, 2017	Employees	42,533	258
June 1, 2017	Employees	4,493	32
September 15, 2017	Directors	6,600	35
October 16, 2017	Directors	6,600	59
December 14, 2017	Directors	7,675	43
December 14, 2017	Employees	23,353	131
		124,151	$925

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
January 1, 2016	Directors	4,290	$55
January 1, 2016	Employees	25,920	329
June 5, 2016	Employees	642	7
September 15, 2016	Directors	6,800	36
September 30, 2016	Employees	7,511	68
December 31, 2016	Directors	9,915	128
December 31, 2016	Employees	13,798	218
		68,876	$841

Stock Repurchase

The Company purchased shares of Common Stock at various times from certain employees at the closing price on date of purchase. The stock was purchased from the employees to satisfy employees’ withholding tax obligations related to stock issuances described above. The following is a summary of common stock purchased during 2018, 2017 and 2016:

Date of Purchase	Shares Purchased	Closing Price on Date of Purchase
January 1, 2018	3,183	$9.60
January 4, 2018	5,709	$9.39
August 8, 2018	1,978	$11.54
December 14, 2018	2,651	$6.60
	13,521

January 1, 2017	6,312	$6.86
January 4,2017	11,750	$7.27
December 14, 2017	4,758	$8.35
	22,820

January 1, 2016	7,074	$5.95
June 5, 2016	197	$6.75
September 30, 2016	2,254	$5.51
December 31, 2016	3,530	$6.86
	13,055

2004 Equity Incentive Plan

In 2004, the Company adopted the 2004 Equity Incentive Plan and subsequently amended and restated the plan on September 13, 2007, May 28, 2009, June 5, 2013 and June 2, 2016. The maximum number of shares of common stock reserved for issuance under the plan is 1,329,364 shares. The total number of shares reserved for issuance however, can be adjusted to reflect certain corporate transactions or changes in the Company’s capital structure. The Company’s employees and members of the board of directors who are not our employees or employees of our affiliates are eligible to participate in the plan. The plan is administered by a committee of the board comprised of members who are outside directors. The plan provides that the committee has the authority to, among other things, select plan participants, determine the type and amount of awards, determine award terms, fix all other conditions of any awards, and interpret the plan and any plan awards. Under the plan, the committee can grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units, except Directors may not be granted stock appreciation rights, performance shares and performance units. During any calendar year, participants are limited in the number of grants they may receive under the plan. In any year, an individual may not receive options for more than 15,000 shares, stock appreciation rights with respect to more than 20,000 shares, more than 20,000 shares of restricted stock and/or an award for more than 10,000 performance shares or restricted stock units or performance units. The plan requires that the exercise price for stock options and stock appreciation rights be not less than fair market value of the Company’s common stock on date of grant.

The Company awarded under the Amended and Restated 2004 Equity Incentive Plan a total of 28,768; 24,493; and 329,325 restricted stock units to employees and directors during 2018, 2017 and 2016, respectively. The restricted stock units are subject to the same conditions as the restricted stock awards except the restricted stock units will not have voting rights and the common stock will not be issued until the vesting criteria are satisfied.

Compensation expense in 2018, 2017 and 2016 includes $639, $798 and $1,129 related to restricted stock units, respectively. Compensation expense related to restricted stock units will be $219, $43 and $4 for 2019, 2020 and 2021, respectively.

The following is a summary of restricted stock units that were awarded during 2018, 2017 and 2016:

2018 Grants	Vesting Date	Number of Restricted Stock Units	Closing Price on Date of Grant	Value of Restricted Stock Units Issued
May 15, 2018	May 15, 2019 560 units; May 15, 2020 560 units and May 15, 2021 575 units	1,695	$11.30	$19
May 31, 2018	May 31, 2018 6,600 units; May 31, 2019 6,600 units and May 31, 2020 6,800 units	20,000	$11.64	$233
May 31, 2018	May 31, 2018 5,000 units	5,000	$11.64	$58
May 31, 2018	May 31, 2018 1,073 units	1,073	$11.64	$12
August 20, 2018	August 20, 2019 333 units; August 20, 2020 333 units and August 20, 2021 334 units	1,000	$11.46	$11
		28,768		$333

2017 Grants	Vesting Date	Number of Restricted Stock Units	Closing Price on Date of Grant	Value of Restricted Stock Units Issued
June 1, 2017	June 1, 2017 4,493 units	4,493	$7.01	$31
October 9, 2017	October 16, 2017 6,600 units; January 15, 2018 6,600 units and October 15, 2018 6,800 units	20,000	$9.00	$180
		24,493		$211

2016 Grants	Vesting Date	Number of Restricted Stock Units	Closing Price on Date of Grant	Value of Restricted Stock Units Issued
January 4, 2016	January 4, 2017 60,671 units; January 4, 2018 60,671 units and 62,508 units January 4, 2019	183,850	$6.07	$1,116
September 15, 2016	September 15, 2016 6,800 units; September 15, 2017 6,600 units and September 15, 2018 6,600 units	20,000	$5.32	$106
December 14, 2016	December 14, 2017 41,407 units; December14, 2018 41,407 units and December 14, 2019 42,661 units	125,475	$5.60	$703
		329,325		$1,925

The following table contains information regarding restricted stock units for the years ended December 31, 2018, 2017 and 2016, respectively:

	Restricted Stock Units
	2018	2017	2016
Outstanding on January 1,	168,763	342,004	118,773
Units granted during period	28,768	24,493	329,325
Vested and issued	(102,982)	(101,331)	(55,821)
Vested—issued and repurchased for income tax withholding	(13,521)	(22,820)	(13,055)
Forfeited	(8,154)	(73,583)	(37,218)
Outstanding on December 31	72,874	168,763	342,004

Note 22. Recent Accounting Guidance

Recently Issued Pronouncements – Not Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms of more than 12 months and disclose key information about leasing arrangements. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.  Subsequently, the FASB issued the following standards related to ASU 2016-02: ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842,”, ASU 2018-10, “Codification Improvements to Topic 842, Leases”, ASU 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”) and ASU 2018-20, “Narrow-Scope Improvements for Lessors”, which provided additional guidance and clarity to ASU 2016-02 (collectively, the “New Lease Standard”). The Company has adopted the New Lease Standard in the first quarter of fiscal year 2019 under the alternative transition method permitted by ASU 2018-11. This transition method allows an entity to initially apply the requirements of the New Lease Standard at the adoption date, versus at the beginning of the earliest period presented, and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The New Lease Standard provides a number of optional practical expedients in transition. The Company expects to elect the transition package of practical expedients, the practical expedient to not separate lease and non-lease components for all of its leases, and the short-term lease recognition exemption for all of its leases that qualify for it. The Company has estimated additions of $3,245 for right of use assets and $3,263 for liabilities to be reflected in the Quarterly Report on the Form 10-Q for the quarter ended March 31, 2019.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash,” (“ASU 2016-18”). ASU 2016-18 requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted ASU 2016-18 on January 1, 2018. Adoption did not have a material effect on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment. The effective date is the first quarter of fiscal year 2020, with early adoption permitted in 2017. The Company adopted this guidance during the year ended December 31, 2018.

Except as noted above, the guidance issued by the FASB during the current year is not expected to have a material effect on the Company’s consolidated financial statements.

Note 23. Transactions between the Company and Related Parties

In the course of conducting its business, the Company has entered into certain related party transactions.

C&M is a distributor of Terex rough terrain and truck cranes.  As such, C&M purchases cranes and parts from Terex. Additionally, The Company has a convertible note with a face amount of $7,500 payable to Terex.  See Note 15 for additional details.

During the quarter ended March 31, 2017, the Company was the majority owner of ASV and, therefore, ASV was not a related party during that period.  In May 2017, the Company reduced is its ownership interest in ASV to 21.2% and in February 2018 further reduced its ownership to approximately 11%.   As such, ASV became a related party beginning in the quarter ended June 30, 2017.  The Company did not have any transactions with ASV during 2018.

As of December 31, 2018, and 2017, the Company had accounts receivable and accounts payable with related parties as shown below:

		December 31, 2018	December 31, 2017
Accounts Receivable	SL Industries	$—	$28
	ASV	—	26
	Terex	23	—
		$23	$54

Accounts Payable	Terex	$1,394	$100
	SL Industries and BGI (1)	—	1,285
		$1,394	$1,385
Net Related Party Accounts Payable		$1,371	$1,331

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

	2018	2017	2016
Bridgeview Facility (2)	$268	$263	$259
Sales to:
SL Industries, Ltd (1)	n/a	8	1
Terex	43	34	—
Lift Ventures	—	—	14
Total Sales	43	42	15
Inventory Purchases from:
SL Industries, Ltd (1)	n/a	564	15
Lift Ventures	—	618	1,985
BGI (1)	n/a	2,886	—
Terex	2,306	990	1,723
Total Inventory Purchases	$2,306	$5,058	$3,723

(1)

These companies are controlled by a former executive officer of the Company.  The former officer retired effective December 31, 2016 but provided consulting services to the Company through April 30, 2017.  Although the Company continues to purchase from SL Industries and BGI, these entities are not related parties after December 31, 2017. Therefore, accounts payable to these companies are included in trade payables in 2018.

(2)

The Company leases its 40,000 sq. ft. Bridgeview facility from an entity controlled by Mr. David Langevin, the Company’s Chairman and CEO. Pursuant to the terms of the lease, the Company makes monthly lease payments of $23. The Company is also responsible for all the associated operations expenses, including insurance, property taxes, and repairs. On October 3, 2018, the lease was amended to extend the initial lease term to fifteen years expiring in May 3, 2025 with a provision for an option one five-year period and thereafter, six one-year extension periods. The lease contains a rental escalation clause under which annual rent is increased during the initial lease term by the lesser of the increase in the Consumer Price Increase or 2.0%. Rent for any extension period shall, however, be the then-market rate for similar industrial buildings within the market area. The Company has the option to purchase the building by giving the Landlord written notice at any time prior to the date that is 180 days prior to the expiration of the lease or any extension period. The Landlord can require the Company to purchase the building if a Change of Control Event, as defined in the agreement occurs by giving written notice to the Company at any time prior to the date that is 180 days prior to expiration of the lease or any extension period. The purchase price regardless whether the purchase is initiated by the Company or the landlord will be the Fair Market Value as of the closing date of said sale.

Transactions with Terex

On December 19, 2014, Terex became a related party. At December 31, 2018 and 2017, the Company has the following note payable to Terex:

	Years Ended December 31,
	2018	2017
Convertible note	$7,158	$7,005

See Note 15 for additional details regarding the above debt obligations.

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

Additionally, beginning on December 31, 2011, the Company’s worker’s compensation insurance policy has per claim deductible of $250 and annual aggregates of $1,000 to $1,875 depending on the policy year. The Company is fully insured for any amount on any individual claim that exceeds the deductible and for any additional amounts of all claims once the aggregate is reached. The Company currently has several worker’s compensation claims related to injuries that occurred after December 31, 2011 and therefore are subject to a deductible. The Company does not believe that the contingencies associated with these worker compensation claims in aggregate will have a material adverse effect on the Company.

On May 5, 2011, Company entered into two separate settlement agreements with two plaintiffs. As of December 31, 2018, the Company has a remaining obligation under the agreements to pay the plaintiffs $1,235 without interest in 13 annual installments of $95 on or before May 22 each year. The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total payment will be charged to interest expense over payment period.

It is reasonably possible that the “Estimated Reserve for Product Liability Claims” may change within the next 12 months. A change in estimate could occur if a case is settled for more or less than anticipated, or if additional information becomes known to the Company.

Romania Income Tax Audit

As described in Note 16, included in the unrecognized tax benefits is a liability for the Romania income tax audit for tax years 2012-2016.  Depending upon the final resolution of the audit, the liability could be higher or lower than the amount recorded at December 31, 2018.

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

SEC Investigation

The Company continues to comply with the SEC investigation regarding the Company’s restatement of prior financial statements, which was completed in April 2018.

Note 25. Unaudited Quarterly Financial Data

Summarized quarterly financial data for 2018 and 2017 are as follows (in thousands, except per share amounts).

	2018				2017
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net revenues	$56,675	$63,904	$60,938	$60,590	$40,119	$52,051	$56,464	$64,478
Gross Profit	11,100	12,441	11,994	8,512	7,392	9,404	9,873	10,177
Net (loss) income from continuing operations attributable to shareholders of Manitex International,Inc.	(1,485)	(967)	122	(10,847)	(3,425)	(1,490)	(1,522)	(630)
Net income (loss) from discontinued operations attributable to shareholders of Manitex International, Inc.	—	—	—	—	137	(971)	15	(192)
Net (loss) income attributable to shareholders of Manitex International, Inc.	$(1,485)	$(967)	$122	$(10,847)	$(3,288)	$(2,461)	$(1,507)	$(822)
Earnings (Loss) per Share
Basic
(Loss) earnings from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.09)	$(0.05)	$0.01	$(0.55)	$(0.21)	$(0.09)	$(0.09)	$(0.04)
Earnings (Loss) from discontinued operations attributable to shareholders of Manitex International, Inc.	$—	$—	$—	$—	$0.01	$(0.06)	$0.00	$(0.01)
Loss attributable to shareholders of Manitex International, Inc.	$(0.09)	$(0.05)	$0.01	$(0.55)	$(0.20)	$(0.15)	$(0.09)	$(0.05)
Diluted
(Loss) earnings from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.09)	$(0.05)	$0.01	$(0.55)	$(0.21)	$(0.09)	$(0.09)	$(0.04)
Earnings (Loss) from discontinued operations attributable to shareholders of Manitex International, Inc.	$—	$—	$—	$—	$0.01	$(0.06)	$0.00	$(0.01)
(Loss) earnings attributable to shareholders of Manitex International, Inc.	$(0.09)	$(0.05)	$0.01	$(0.55)	$(0.20)	$(0.15)	$(0.09)	$(0.05)
Shares outstanding
Basic	16,666,937	17,734,383	19,610,168	19,625,695	16,559,343	16,553,667	16,573,927	16,595,726
Diluted	16,666,937	17,734,383	19,694,379	19,625,695	16,559,343	16,553,667	16,573,927	16,595,726

Note 26. Discontinued Operations

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

As disclosed in Note 23, in March 2016 the Company recognized a gain of $2,212 from the sale of inventory and intellectual property related to CVS’s terminal tractor line.

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

	For the Year Ended December 31,
	2017	2016
Net revenues	$38,357	$170,340
Cost of sales	32,403	143,656
Research and development costs	694	2,667
Selling, general and administrative expenses	3,504	16,064
Interest expense	1,156	8,094
Other income	(40)	(118)
Income (loss) from discontinued operations before income taxes	560	(23)
Loss on sale of discontinued operations including transactions expense of $128 and $551 in 2017 and 2016, respectively	(1,302)	(14,418)
Total loss on discontinued operations before income taxes	(742)	(14,441)
Income tax expense related to discontinued operations	(5)	37
Net loss on discontinued operations	$(737)	$(14,478)

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

As a result of the sale, in the third quarter of 2016, of the Company's Liftking subsidiary, Lift Ventures LLC will no longer have the right to sell Schaeff and Liftking products in the future.  Additionally, as a result of certain financial difficulties experienced by the partner, who was to contribute design services, it will not be able to provide such services.  As a result of these events, the Company had determined that its investment in the Lift Ventures had become impaired and had recognized an impairment charge of $5,647 to write off its entire investment in Lift Ventures LLC.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management and the Audit Committee of the Board of Directors, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2018.  The Company’s evaluation has identified certain material weaknesses in its internal control over financial reporting as noted below in Management’s Report on Internal Control Over Financial Reporting. Based on the evaluation of these material weaknesses, the Company has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2018 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on a number of factors, including the completion of the Audit Committee’s internal investigation, our internal review that identified revisions to our previously issued financial statements, and efforts to remediate the material weaknesses in internal control over financial reporting described below we believe the consolidated financial statements in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

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

Under the supervision of and with the participation of management, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement to the annual or interim financial statements will not be prevented or detected on a timely basis.  Based upon that evaluation, management identified the following material weaknesses at December 31, 2017 in the Company’s internal control over financial reporting, principally related to the Company’s period-end financial reporting and consolidation processes and still exist at December 31, 2018:

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

Based upon the above evaluation, management identified the following additional material weaknesses at December 31, 2018 in the Company’s internal control over financial reporting, principally related to the Company’s period-end financial reporting and consolidation processes:

1.

We did not maintain an effective control environment over information technology general controls, based on the criteria established in the COSO framework, to enable identification and mitigation of risks of material accounting errors.

2.

The Company historically has acquired a number of non-public companies. In the course of integrating these companies’ financial reporting methods and systems with those of the Company, the Company has not effectively designed and implemented effective internal control activities, based on the criteria established in the COSO framework, across the organization in connection with such acquisitions.  We have identified deficiencies in the principles associated with the control activities component of the COSO framework.  Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to (i) our ability to attract, develop, and retain sufficient personnel to perform control activities, (ii) selecting and developing control activities that contribute to the mitigation of risks and support achievement of objectives, (iii) deploying control activities through consistent policies that establish what is expected and procedures that put policies into action, and (iv) holding individuals accountable for their internal control related responsibilities.

As a result of the material weaknesses in internal control over financial reporting described above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2018 based on the criteria established in Internal Control—Integrated Framework issued by the COSO. Additionally, these material weaknesses could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report which appears herein.

Management’s Remediation Activities

During 2018, management invested significant time and effort to remediate one of the material weaknesses identified in 2017. Specifically, the following remediation actions were taken and completed:

•

Hotline – In 2018 we updated our whistleblower hotline materials for our U.S. based companies, including instructions on the use of the line and a new policy specific to the issues of Retaliation. In addition, posters were to be posted in busy locations around the plants and offices.  It is the intent of the Company to roll out the hotline every other year.

Other than the changes disclosed above and the identification of two new material weaknesses, there were no changes in internal control over financial reporting (as defined by Rules 13a-15 and 15d-15) that occurred during the fourth quarter ended December 31, 2018, that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

Plan for Remediation of the Material Weaknesses in Internal Control Over Financial Reporting

Management has been actively engaged in the planning for, and implementation of, remediation efforts to address the material weaknesses, as well as other identified areas of risk. These remediation efforts, outlined below, are intended both to address the identified material weaknesses and to enhance the Company’s overall financial control environment. Management’s planned actions to further address these issues in fiscal year 2019 include:

•

Review of existing policies and procedures against a standard list of criteria to ensure that new business relationships and atypical transaction structures are properly vetted (including for any related party transaction issues), and related accounting and other requirements are clearly identified and complied with in accordance with Generally Accepted Accounting Principles, including with respect to all new customers and business relationships beginning with the first quarter of 2019;

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

•

Hire an information technology director to evaluate and improve the information technology controls at our U.S. operations so as to enable us to identify and mitigate risks of material accounting errors;

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

None.

PART III

Certain information required by Part III is omitted from this Form 10-K as the Company intends to file with the SEC its definitive Proxy Statement for its 2019 Annual Meeting of Shareholders (the “2019 Proxy Statement”) pursuant to Regulation 14A of the Exchange Act, not later than 120 days after December 31, 2018.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the headings “Nominees to Serve Until the 2020 Annual Meeting,” “Executive Officers of the Company who are not also Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Committee on Directors and Board Governance,” and “Audit Committee” in our 2019 Proxy Statement is incorporated herein by reference.

Our directors, executive officers and stockholders with ownership of 10% or greater are required, under Section 16(a) of the Exchange Act, to file reports of their ownership and changes to their ownership of our securities with the SEC. Based solely on our review of the reports and any written representations we received that no other reports were required, we believe that, during the year ended December 31, 2018, all of our officers, directors and stockholders with ownership of 10% or greater complied with all Section 16(a) filing requirements applicable to them, except Steve Kiefer, an executive officer, filed a Form 4 on January 9, 2019 reporting a transaction that had occurred on May 31, 2018.

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

The information under the headings “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report on Executive Compensation” “COMPENSATION DISCUSSION AND ANALYSIS,” “EXECUTIVE COMPENSATION,” and “DIRECTOR COMPENSATION” in our 2019 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the headings “Equity Compensation Plan Information” and “PRINCIPAL STOCKHOLDERS” in our 2019 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the headings “Transactions with Related Persons,” “Corporate Governance,” “Compensation Committee,” and “Audit Committee” in our 2019 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the heading “Audit Committee” in our 2019 Proxy Statement is incorporated herein by reference.

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

2.1

English Summary of Form of Agreement for Sale of Company Division dated June 27, 2011 between C.V.S. Costruzione Veicoli Speciali S.p.A. and CVS Ferrari srl (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K/A filed on August 8, 2011) (File No. 001-32401)).

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

2.5

Share Purchase Agreement, dated as of September 30, 2016, by and among Manitex International, Inc., Liftking, Inc., Mi-Jack Products, Inc. and Liftking Acquisition ULC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on October 3, 2016).

2.6

Sale and Purchase Agreement by and among Manitex International, Inc., BP S.r.l. and NEIP III S.p.A. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on December 28, 2016).

3.1		Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on November 13, 2008) (File No. 001-32401).

3.2

Amended and Restated Bylaws of Veri-Tek International, Corp. (now known as Manitex International, Inc.), as amended (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed on March 27, 2008) (File No. 001-32401).

4.1		Specimen Common Stock Certificate of Manitex International, Inc. (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on March 25, 2009) (File No. 001-32401).

4.2

Rights Agreement, dated as of October 17, 2008, between Manitex International, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 21, 2008) (File No. 001-32401).

4.3

Amendment No. 1, dated as of May 24, 2018, to Rights Agreement, dated October 17, 2008, by and between Manitex International, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 31, 2018).

4.4

Amendment No. 2, dated as of October 2, 2018, to Rights Agreement, dated October 17, 2008, by and between Manitex International, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 3, 2018).

4.5

Subordinated Convertible Promissory Note, dated as of December 19, 2014, between Manitex International, Inc. and Terex Corporation (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 23, 2014).

10.1	*

Employment Agreement, dated December 12, 2012, between Manitex International, Inc. and David J. Langevin (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-k filed on December 17, 2012) (File No. 001-32401).

10.2	*

Second Amended and Restated Manitex International, Inc. 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed on March 30, 2010) (File No. 001-32401).

Exhibit No.		Description

10.3	*	Form of Restricted Stock Unit Award (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 16, 2007) (File No. 001-32401).

10.4

Lease dated April 17, 2006 between Krislee-Texas, LLC and Manitex, Inc. for facility located in Georgetown, Texas (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed on April 13, 2007) (File No. 001-32401).

10.5

Lease Agreement, dated July 10, 2009, by and between Badger Equipment Company and Avis Industrial Corporation (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on July 16, 2009) (File No. 001-32401).

10.6

Lease Agreement, dated May 26, 2010, between Manitex International, Inc. and KB Building, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 28, 2010) (File No. 001-32401).

10.7		Lease Amendment, dated June 6, 2014 between Manitex International, Inc. and KB Building, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 6, 2014).

10.8		Lease Amendment, dated October 3, 2018, between Manitex International, Inc. and KB Building, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on From 8-K filed on October 3, 2018).

10.9

Lease dated June 8, 2010, between Aldrovandi Equipment Limited and Manitex Liftking, ULC for facility located in Woodbridge, Ontario (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 13, 2010) (File No. 001-32401).

10.10

First Amendment to Commercial lease with Sabre Realty, LLC dated August 19, 2013 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed (with respect to Items 1.01, 2.01, 2.03, 3.02, and 9.01) August 20, 2013) (File No. 001-32401).

10.11

Commercial lease with Sabre Realty, LLC dated January 1, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed (with respect to Items 1.01, 2.01, 2.03, 3.02, and 9.01) August 20, 2013) (File No. 001-32401).

10.12

Commercial lease with Brave New World Realty, LLC dated August 29, 2011 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed (with respect to Items 1.01, 2.01, 2.03, 3.02, and 9.01) August 20, 2013) (File No. 001-32401).

10.13

First Amendment to Commercial lease with Brave New World Realty, LLC dated August 19, 2013 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed (with respect to Items 1.01, 2.01, 2.03, 3.02, and 9.01) August 20, 2013) (File No. 001-32401).

10.14

Amendment No. 1 to Amended and Restated Letter Agreement dated December 23, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 5, 2013) (File No. 001-32401).

10.15		Amended and Restated Specialized Equipment Facility Master Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 5, 2013) (File No. 001-32401).

10.16		Reaffirmation of Manitex International, Inc. Guaranty (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 5, 2013) (File No. 001-32401).

10.17		Reaffirmation of Manitex, LLC Guaranty (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 5, 2013) (File No. 001-32401).

10.18

Guarantor Waiver executed by Manitex International, Inc. and Manitex, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 5, 2013) (File No. 001-32401).

10.19		Acknowledgement of Manitex International, Inc. and Manitex, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed February 5, 2013) (File No. 001-32401).

10.20

Amendment dated April 3, 2013 to Master Revolving Note dated June 29, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 8, 2013) (File No. 001-32401).

Exhibit No.	Description

10.21

First Amendment to the Second Amended and Restated Manitex International, Inc. 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q August 7, 2013) (File No. 001-32401).

10.22

Second Amendment to Manitex International, Inc.’s Second Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 3, 2016).

10.23

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

10.24

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

10.25

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

10.26

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

10.27

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

10.28

Fifth Amendment to Loan and Security Agreement, dated as of April 26, 2017, by and among Manitex International, Inc., Manitex Inc., Manitex Sabre, Inc., Badger Equipment Company, Crane and Machinery, Inc., Crane and Machinery Leasing, Inc. and Manitex LLC, The Private Bank and Trust Company (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 4, 2017.

10.29

Sixth Amendment to Loan and Security Agreement, dated as of March  9, 2018, by and among Manitex International, Inc., Manitex Inc., Manitex Sabre, Inc., Badger Equipment Company, Crane and Machinery, Inc., Crane and Machinery Leasing, Inc., and Manitex, LLC, CIBC Bank USA (f/k/a The PrivateBank and Trust Company) and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 14, 2018).

10.30

Seventh Amendment to Loan and Security Agreement, dated as of July 23, 2018, by and among Manitex International, Inc., Manitex Inc., Manitex Sabre, Inc., Badger Equipment Company, Crane and Machinery, Inc., Crane and Machinery Leasing, Inc., and Manitex, LLC, CIBC Bank USA (f/k/a The PrivateBank and Trust Company) and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 26, 2018)

10.31

Second Amended and Restated Letter Agreement between Manitex Liftking, ULC and Comerica Bank dated November 13, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 14, 2013) (File No. 001-32401).

10.32

Second Amended and Restated Specialized Equipment Export Facility Master Revolving Note between Manitex Liftking, ULC and Comerica Bank dated November 13, 2013 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 14, 2013) (File No. 001-32401).

10.33

Amendment No. 1 to the Second Amended and Restated Specialized Equipment Export Facility Master Revolving Note dated November 13, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 7, 2015).

Exhibit No.	Description

10.34

Amendment No. 2 to the Amended and Restated Specialized Equipment Export Facility Master Revolving Note dated November 13, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 1, 2015).

10.35

Advance Formula Agreement dated as of December 23, 2011, made by Manitex Liftking, ULC in favor of Comerica Bank (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on December 30, 2011) (File No. 001-32401).

10.36

Amendment No. 1, dated August 10, 2012, to Advance Formula Agreement dated as of December 23, 2011, made by Manitex Liftking, ULC in favor of Comerica Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 13, 2012) (File No. 001-32401).

10.37

Master Revolving Note in the principal amount of $500,000 dated May 5, 2010, between Manitex International, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August May 11, 2010) (File No. 001-32401).

10.38

Amendment No. 1, dated August 10, 2012, to Master Revolving Note in the principal amount of $500,000 dated May 5, 2010, between Manitex International, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 13, 2012) (File No. 001-32401).

10.39

Letter agreement dated May 5, 2010, between Manitex International, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 11, 2010) (File No. 001-32401).

10.40

Amendment effective as of June 29, 2011 to the Letter Agreement dated May 5, 2010 between Manitex International, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on July 1, 2011) (File No. 001-32401).

10.41

Comerica Bank Foreign Currency Exchange Master Agreement, dated September 7, 2007, between Veri-Tek International, Corp. (now known as Manitex International, Inc.) and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 14, 2007) (File No. 001-32401).

10.42

Specialized Equipment Export Facility Master Revolving Note for $2.0 million dated December 23, 2011, between Manitex Liftking, ULC and Comerica Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 30, 2011) (File No. 001-32401).

10.43

Manitex International, Inc. Guarantee dated as of December 23, 2011 in favor of Comerica Bank related to indebtedness of Manitex Liftking, ULC Specialized Equipment Export Facility (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on December 30, 2011) (File No. 001-32401).

10.44

Manitex, LLC Guarantee dated as of December 23, 2011, in favor of Comerica Bank related to indebtedness of Manitex Liftking, ULC Specialized Equipment Export Facility (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on December 30, 2011) (File No. 001-32401).

10.45

Manitex International, Inc. Waiver issued to Export Development Canada dated December 9, 2011 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on December 30, 2011) (File No. 001-32401).

10.46

Manitex, LLC Waiver issued to Export Development Canada dated December 9, 2011 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on December 30, 2011) (File No. 001-32401).

10.47

Amended and Restated Master Revolving Note (Multi-Currency) for $6.5 million dated December 23, 2011, between Manitex Liftking, ULC and Comerica Bank (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on December 30, 2011) (File No. 001-32401).

10.48

Amended and Restated Guaranty dated December 23, 2011 from Manitex International, Inc. to Comerica Bank related to Manitex Liftking, ULC Amended and Restated Master Revolving Note (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on December 30, 2011) (File No. 001-32401).

10.49

Amended and Restated Security Agreement dated as of December 23, 1011 from Manitex International, Inc. to Comerica Bank related to Manitex Liftking, ULC Amended and Restated Master Revolving Note (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on December 30, 2011) (File No. 001-32401).

Exhibit No.	Description

10.50

Amended and Restated Guaranty dated December 23, 2011 from Manitex, LLC to Comerica Bank related to Manitex Liftking, ULC Amended and Restated Master Revolving Note (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on December 30, 2011) (File No. 001-32401).

10.51

Security Agreement dated as of December 23, 2011 from Manitex, LLC to Comerica Bank related to Manitex Liftking, ULC Amended and Restated Master Revolving Note (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on December 30, 2011) (File No. 001-32401).

10.52

Floorplan and Security Agreement between Manitex International, Inc. and HCA Equipment Finance LLC, dated December 15, 2008, together with the form of Extension of Credit, which is attached as Exhibit A thereto, and the Addendum to Floorplan and Security Agreement, dated January 20, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 27, 2009) (File No. 001-32401).

10.53

Restructuring Agreement, dated October 6, 2008, by and among Terex Corporation, Crane & Machinery, Inc., and Manitex International, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 10, 2008) (File No. 001-32401).

10.54

Term Note in principal amount of $2,000,000, dated October 6, 2008, payable by Manitex International, Inc. to Terex Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 10, 2008) (File No. 001-32401).

10.55

Security Agreement, dated October 6, 2008, by and between Crane & Machinery, Inc. and Terex Corporation (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on October 10, 2008) (File No. 001-32401).

10.56

Master Revolving Note in the principal amount of $22.5 million dated June 29, 2011 by and between, and between Manitex, Inc. and Comerica Bank (incorporated by reference to Exhibit 10-2 to the Current Report on Form 8-K filed on July 1, 2011) (File No. 001-32401).

10.57

Master Revolving Note in the principal amount of $1.0 million dated June 29, 2011 by and between, and between Manitex International, Inc. and Comerica Bank (incorporated by reference to Exhibit 10-6 to the Current Report on Form 8-K filed on July 1, 2011) (File No. 001-32401).

10.58

Guaranty of Manitex International, Inc. dated June 29, 2011 that guarantees Manitex, Inc. indebtedness to Comerica Bank (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on July 1, 2011) (File No. 001-32401).

10.59

Guaranty of Manitex International, Inc. dated June 29, 2011 that guarantees Manitex Liftking, ULC indebtedness to Comerica Bank (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on July 1, 2011) (File No. 001-32401).

10.60

Guaranty of Badger Equipment Company and Manitex Load King, Inc. dated June 29, 2011 that guarantees Manitex, Inc. and Manitex International, Inc. indebtedness to Comerica Bank (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on July 1, 2011) (File No. 001-32401).

10.61

Security Agreement dated June 29, 2011 by and between, and between Badger Equipment Company and Comerica Bank (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on July 1, 2011) (File No. 001-32401).

10.62

Security Agreement dated June 29, 2011 by and between, and between Manitex Load King, Inc. and Comerica Bank (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on July 1, 2011) (File No. 001-32401).

10.63

Guaranty of Manitex, Inc. dated June 29, 2011 that guarantees Manitex International, Inc. indebtedness to Comerica Bank (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on July 1, 2011) (File No. 001-32401).

10.64

Loan Agreement dated November 2, 2011, between the South Dakota Board of Economic Development and Manitex Load King, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 8, 2011) (File No. 001-32401).

Exhibit No.		Description

10.65

Promissory Note in the principal amount of $857,500 dated November 2, 2011, between Manitex Load King, Inc. and the South Dakota Board of Economic Development (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 8, 2011) (File No. 001-32401).

10.66

Mortgage—One Hundred Eighty Day Redemption dated November 2, 2011, between Manitex Load King, Inc. and the South Dakota Board of Economic Development (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 8, 2011) (File No. 001-32401).

10.67

Guaranty Agreement dated November 2, 2011, between the State of South Dakota Board of Economic Development and Manitex International, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on November 8, 2011) (File No. 001-32401).

10.68	*

Employment Agreement dated November 2, 2011, between the State of South Dakota Board of Economic Development and Manitex Load King, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on November 8, 2011) (File No. 001-32401).

10.69

Promissory Note in the principal amount of $857,500 dated November 2, 2011, between Manitex Load King, Inc. and Home Federal Bank (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on November 8, 2011 (File No. 001-32401)).

10.70

Mortgage One Hundred Eighty Day Redemption dated November 2, 2011, between Manitex Load King, Inc. and Home Federal Bank (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on November 8, 2011 (File No. 001-32401)).

10.71

Guaranty dated November 2, 2011, between Manitex International, Inc., Manitex Load King, Inc. and Home Federal Bank (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on November 8, 2011 (File No. 001-32401)).

10.72

Promissory Note in the principal amount of $400,000 dated November 2, 2011, between Manitex Load King, Inc. and Home Federal Bank (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on November 8, 2011 (File No. 001-32401)).

10.73

Security Agreement dated November 2, 2011, between Home Federal Bank and Manitex Load King, Inc. (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on November 8, 2011 (File No. 001-32401)).

10.74

English Summary of Form of Agreement for the Provision of Goods dated June 29, 2011 between CVS Ferrari Srl and Cabletronic srl. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed on August 8, 2011 (File No. 001-32401)).

10.75

English Summary of Form of Letter Agreement dated February 11, 2011 between C.V.S. Costruzione Veicoli Speciali S.p.A. and CVS Ferrari srl (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed on August 8, 2011 (File No. 001-32401)).

10.76

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

10.79

Option Agreement, dated July 21, 2014, by and between Manitex International, Inc. and Banca Popolare del’Emilia Romagna S.C. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 25, 2014).

10.80		Commitment Letter dated July 21, 2014 the Company and PM Group (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on July 25, 2014).

10.81

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

10.84

Revolving Credit, Term Loan and Security Agreement dated as of December 23, 2016 among A.S.V., LLC, the Loan Parties thereto, the Lenders and PNC Bank, National Association, as agent for Lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 29, 2016).

10.85

Credit Agreement, dated as of December 19, 2014 among ASV, the Loan Parties party thereto, the Lenders party thereto and JPMorgan Chase bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 23, 2014).

10.86

Note Purchase Agreement, dated as of January 7, 2015, by and among Manitex International, Inc., MI Convert Holdings LLC and Invemed Associates LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 12, 2015).

10.87

English translation of Debt Restructuring Agreement, dated March 6, 2018, by and among PM Group S.p.A. and Oil & Steel S.p.A., Loan Agency Services S.r.l. and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 12, 2018).

21.1	(1)	Subsidiaries of the Company.

23.1	(1)	Consent of UHY LLP

23.2	(1)	Consent of Grant Thornton LLP

24.1	(1)	Power of Attorney (included on signature page).

31.1	(1)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	(1)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	(1)	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350.

101	(1)

The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended December 31, 2018, 2017 and 2016, (ii) Consolidated Balance Sheets as of December 31, 2018 and 2017, (iii) Consolidated Statements of Shareholders’ Equity and Comprehensive Loss, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Denotes a management contract or compensatory plan or arrangement.
(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2019

MANITEX INTERNATIONAL, INC.

By:	/s/ LAURA R. YU
Laura R. Yu
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

/s/ DAVID J. LANGEVIN	March 15, 2019
David J. Langevin, Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ LAURA R. YU	March 15, 2019
Laura R. Yu Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ RONALD M. CLARK	March 15, 2019
Ronald M. Clark, Director

/s/ ROBERT S. GIGLIOTTI	March 15, 2019
Robert S. Gigliotti, Director

/s/ FREDERICK B. KNOX	March 15, 2019
Frederick B. Knox, Director

/s/ MARVIN B. ROSENBERG	March 15, 2019
Marvin B. Rosenberg, Director

/s/ INGO SCHILLER	March 15, 2019
Ingo Schiller, Director

/s/ STEPHEN J. TOBER	March 15, 2019
Stephen J. Tober, Director