Form 10-Q
period 2019-03-31
Manitex International, Inc.
filed 2019-05-07
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	MNTX	The NASDAQ Stock Market LLC
Preferred Share Purchase Rights	N/A	The NASDAQ Stock Market LLC

The number of shares of the registrant’s common stock, no par, outstanding at May 1, 2019 was 19,682,713

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Manitex International, Inc. speaks as of March 31, 2019 unless specifically noted otherwise.  Unless otherwise indicated, Manitex International, Inc., together with its consolidated subsidiaries, is hereinafter referred to as “Manitex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

Forward-Looking Information

Certain information in this Quarterly Report includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995).  These statements relate to, among other things, the Company’s expectations, beliefs, intentions, future strategies, future events or future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In addition, when included in this Quarterly Report or in documents incorporated herein by reference the words “may,” “expects,” “should,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements.  However, the absence of these words does not mean that the statement is not forward-looking.  We have based these forward-looking statements on current expectations and projections about future events.  These statements are not guarantees of future performance.  Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  Such risks and uncertainties, many of which are beyond our control, include, without limitation, those described below and in our 2018 Annual Report on Form 10-K for the fiscal year ended December 31, 2018, in the section entitled “Item 1A. Risk Factors”:

•	a future substantial deterioration in economic conditions, especially in the United States and Europe;
•	government spending, fluctuations in the construction industry, and capital expenditures in the oil and gas industry;
•	our level of indebtedness and our ability to meet financial covenants required by our debt agreements;
•	our ability to negotiate extensions of our credit agreements and to obtain additional debt or equity financing when needed;
•	the impact that the restatement of our previously issued financial statements could have on our business reputation and relations with our customers and suppliers;
•	the cyclical nature of the markets we operate in;
•	increase in interest rates;
•	our increasingly international operations expose us to additional risks and challenges associated with conducting business internationally;
•	difficulties in implementing new systems, integrating acquired businesses, managing anticipated growth, and responding to technological change;
•	our customers’ diminished liquidity and credit availability;
•	the performance of our competitors;
•	shortages in supplies and raw materials or the increase in costs of materials;
•	potential losses under residual value guarantees;
•	product liability claims, intellectual property claims, and other liabilities;
•	the volatility of our stock price;
•	future sales of our common stock;

•	the willingness of our stockholders and directors to approve mergers, acquisitions, and other business transactions;
•	currency transaction (foreign exchange) risks and the risk related to forward currency contracts;
•	compliance with changing laws and regulations;
•

certain provisions of the Michigan Business Corporation Act and the Company’s Articles of Incorporation, as amended, Amended and Restated Bylaws, and the Company’s Preferred Stock Purchase Rights may discourage or prevent a change in control of the Company;

•	a substantial portion of our revenues are attributed to limited number of customers which may decrease or cease purchasing any time;
•	a disruption or breach in our information technology systems;
•	our reliance on the management and leadership skills of our senior executives;
•	the cost of compliance with Section 404 of the Sarbanes-Oxley Act of 2002;
•	impairment in the carrying value of goodwill could negatively affect our operating results;
•	potential negative effects related to the SEC investigation into our Company; and
•	other factors.

The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. We do not undertake, and expressly disclaim, any obligation to update this forward-looking information, except as required under applicable law.

MANITEX INTERNATIONAL, INC.

FORM 10-Q INDEX

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2019	December 31, 2018
	Unaudited	Unaudited
ASSETS
Current assets
Cash	$20,889	$22,103
Cash - restricted	234	245
Marketable equity securities	2,970	2,160
Trade receivables (net)	47,099	45,448
Other receivables	2,528	2,374
Inventory (net)	64,073	58,024
Prepaid expense and other	4,259	1,639
Total current assets	142,052	131,993
Total fixed assets, net of accumulated depreciation of $15,238 and $14,826 at March 31, 2019 and December 31, 2018, respectively	20,193	20,249
Operating lease assets	2,911	—
Intangible assets (net)	23,818	24,773
Goodwill	35,808	36,298
Other long-term assets	1,313	1,570
Deferred tax asset	2,366	2,366
Total assets	$228,461	$217,249
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$23,835	$22,706
Current portion of capital lease obligations	436	422
Current portion of operating lease liabilities	1,013	—
Accounts payable	44,128	36,896
Accounts payable related parties	1,493	1,371
Accrued expenses	9,282	9,249
Customer deposits	2,312	2,310
Total current liabilities	82,499	72,954
Long-term liabilities
Notes payable (net)	22,639	23,134
Capital lease obligations (net of current portion)	4,947	5,061
Non-current operating lease liabilities	1,913	—
Convertible note related party (net)	7,199	7,158
Convertible note (net)	14,587	14,530
Deferred gain on sale of property	727	842
Deferred tax liability	93	92
Other long-term liabilities	5,423	5,474
Total long-term liabilities	57,528	56,291
Total liabilities	140,027	129,245
Commitments and contingencies
Equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at March 31, 2019 and December 31, 2018	—	—
Common Stock—no par value 25,000,000 shares authorized, 19,682,713 and 19,645,773 shares issued and outstanding at March 31 2019, and December 31, 2018, respectively	130,492	130,260
Paid in capital	2,582	2,674
Retained deficit	(40,851)	(41,761)
Accumulated other comprehensive loss	(3,789)	(3,169)
Total equity	88,434	88,004
Total liabilities and equity	$228,461	$217,249

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2019	2018
	Unaudited	Unaudited
Net revenues	$57,420	$56,675
Cost of sales	45,472	45,575
Gross profit	11,948	11,100
Operating expenses
Research and development costs	687	652
Selling, general and administrative expenses	9,496	9,986
Total operating expenses	10,183	10,638
Operating income	1,765	462
Other (expense) income
Interest expense	(1,131)	(1,553)
Interest income	69	—
Change in fair value of securities held	810	187
Foreign currency transaction loss	(433)	(119)
Other expense	(20)	(354)
Total other expense	(705)	(1,839)
Income (loss) before income taxes and loss in equity interest	1,060	(1,377)
Income tax expense (benefit)	150	(301)
Loss on equity investments (including loss on sale of shares)	—	(409)
Net income (loss)	910	(1,485)
Earnings (loss) Per Share
Basic	$0.05	$(0.09)
Diluted	$0.05	$(0.09)
Weighted average common shares outstanding
Basic	19,678,081	16,666,937
Diluted	19,694,973	16,666,937

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended March 31,
	2019	2018
	Unaudited	Unaudited
Net income (loss):	$910	$(1,485)
Other comprehensive (loss) income
Foreign currency translation adjustments	(620)	636
Total other comprehensive (loss) income	(620)	636
Comprehensive income (loss)	290	(849)
Total comprehensive income (loss)	$290	$(849)

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Three months ended March 31,
	2019	2018
	Unaudited	Unaudited
Number of common shares outstanding
Balance at December 31	19,645,773	16,617,932
Repurchase to satisfy withholding and cancelled	(2,882)	(8,892)
Shares issued under ATM program	39,822	59,946
Balance at March 31	19,682,713	16,668,986
Common Stock
Balance at December 31	$130,260	$97,661
Employee 2004 incentive plan grant	251	504
Repurchase to satisfy withholding and cancelled	(19)	(84)
Balance at March 31	$130,492	$98,081
Paid in Capital
Balance at December 31	$2,674	$2,802
Proportional share of increase in equity investments' paid in capital	159	137
Employee 2004 incentive plan grant	(251)	(481)
Balance at March 31	$2,582	$2,458
Retained Deficit
Deficit at December 31	$(41,761)	$(28,583)
Net income	910	(1,485)
Deficit at March 31	$(40,851)	$(30,068)
Accumulated Other Comprehensive Loss
Deficit at December 31	$(3,169)	$(1,035)
Loss on foreign currency translation	(620)	636
Deficit at March 31	$(3,789)	$(399)

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2019	2018
	Unaudited	Unaudited
Cash flows from operating activities:
Net income (loss)	$910	$(1,485)
Adjustments to reconcile net income (loss) to cash used for operating activities:
Depreciation and amortization	1,183	1,293
Loss on sale of discontinued operations	—	87
Changes in allowances for doubtful accounts	122	15
Changes in inventory reserves	264	(148)
Revaluation of contingent acquisition liability	—	345
Deferred income taxes	(34)	(70)
Amortization of deferred debt issuance costs	50	80
Amortization of debt discount	104	123
Change in value of interest rate swaps	(1)	(1)
Loss income from equity investments	—	204
Change in value of securities held	(810)	(187)
Share-based compensation	159	146
Adjustment to deferred gain on sales and lease back	(95)	(12)
Loss (gain) on disposal of assets	21	(3)
Reserves for uncertain tax provisions	46	22
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,480)	(3,792)
Increase in inventory	(6,769)	(9,098)
Increase in prepaid expenses	(2,644)	(722)
(Increase) decrease in other assets	208	25
Increase in accounts payable	7,860	8,608
Increase (decrease) in accrued expense	147	(67)
Increase (decrease) in other current liabilities	181	(323)
(Increase) decrease in other long-term liabilities	(19)	(526)
Net cash used for operating activities	(1,597)	(5,486)

Cash flows from investing activities:
Proceeds from the sale of partial interest in equity investment	—	7,000
Proceeds from the sale of fixed assets	—	3
Purchase of property and equipment	(782)	(85)
Investment in intangibles other than goodwill	(7)	(27)
Net cash (used for) provided by investing activities	(789)	6,891
Cash flows from financing activities:
Borrowings on revolving term credit facility	—	35,600
Payments on revolving term credit facility	—	(36,013)
Net borrowings (repayment) on working capital facilities (See Note 11)	1,200	(3,120)
New borrowings—other	481	74
Debt issuance costs incurred	—	(50)
Note payments	(159)	(525)
Shares repurchased for income tax withholding on share-based compensation	(19)	(84)
Payments on capital lease obligations	(101)	(90)
Net cash provided by (used for) financing activities	1,402	(4,208)
Net decrease in cash and cash equivalents	(984)	(2,803)
Effect of exchange rate changes on cash	(241)	(61)
Cash and cash equivalents at the beginning of the year	22,348	5,366
Cash and cash equivalents at end of period	$21,123	$2,502

See Note 1 for supplemental cash flow disclosures

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except share and per share data)

1. Nature of Operations and Basis of Presentation

The  Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018 and the related Condensed Consolidated Statements of Operations, Comprehensive Income (Loss), Condensed Consolidated Statement of Shareholders’ Equity, and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods.  Interim results may not be indicative of results to be realized for the entire year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.  The Condensed Consolidated Balance Sheet as of December 31, 2018 was derived from our audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).  Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

The Company is a leading provider of engineered lifting solutions and operates as a single reportable segment with five operating segments.  Operating activities are conducted through the following wholly-owned subsidiaries: Manitex, Inc. (“Manitex”), Badger Equipment Company (“Badger”), PM Oil and Steel S.p.A., formerly known as PM Group S.p.A, and its subsidiaries (“PM” or “PM Group”), Manitex Valla S.r.l. (“Valla”), Manitex Sabre, Inc. (“Sabre”), Crane and Machinery, Inc. (“C&M”), and Crane and Machinery Leasing, Inc. (“C&M Leasing”).

The condensed consolidated financial statements include the accounts of Manitex International, Inc. and subsidiaries in which it has a greater than 50% voting interest (collectively, the “Company”).  All significant intercompany accounts, profits and transactions have been eliminated in consolidation.

Supplemental Cash Flow Information

Transactions for the periods ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019	2018
Interest received in cash	$69	$-
Interest paid in cash	1,528	1,541
Income tax payments in cash	3	11

Proportional share of increase in equity investments' paid in capital	—	14

Equity Investment

Prior to the quarter ended June 30, 2017, the Company owned a 51% interest in ASV Holdings, Inc., which was formerly known as A.S.V., LLC (“ASV”).  On May 11, 2017, in anticipation of an initial public offering, ASV converted from an LLC to a C-Corporation and the Company’s 51% interest was converted to 4,080,000 common shares of ASV.  On May 17, 2017, in connection with its initial public offering, ASV sold 1,800,000 of its own shares and the Company sold 2,000,000 shares of ASV common stock and reduced its investment in ASV to a 21.2% interest. ASV was deconsolidated and was recorded as an equity investment starting with the quarter ended June 30, 2017.  In February 2018, the Company sold an additional 1,000,000 shares of ASV that it held which reduced the Company’s investment in ASV to approximately 11.0%.  The Company ceased accounting for its investment in ASV under the equity method and now accounts for its investment as a marketable equity security.  See Notes 8 and 19 for additional discussion related to the accounting treatment of the investment in ASV after the sale of the additional shares.

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

The Company eliminates from the Company’s financial results all significant intercompany transactions.

Restricted Cash—Certain of the Company’s lending arrangements require the Company to post collateral or maintain minimum cash balances in escrow. These cash amounts are reported as current assets on the balance sheets based on when the cash will be contractually released. Total restricted cash was $234 and $245 at March 31, 2019 and December 31, 2018, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amounts the Company’s customers are invoiced and do not bear interest. Accounts receivable is reduced by an allowance for amounts that may become uncollectible in the future. The Company’s estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where the Company has information that the customer may have an inability to meet its financial obligations. The Company had allowances for doubtful accounts of $157 and $37 at March 31, 2019 and December 31, 2018, respectively.

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

Accounting for Equity Investments

Beginning with the quarter ended June 30, 2017, the Company accounted for its 21.2% investment in ASV under the equity method of accounting.  Under the equity method, the Company’s share of the net income (loss) of ASV was recognized as income (loss) in the Company’s statement of operations and added to the investment account, and dividends received from ASV were treated as a reduction of the investment account. The Company reported ASV’s earnings on a one quarter lag as there was no assurance ASV would report earnings in time to be included in the Company’s financial statements for any given reporting period.

Between February 26 and 28, 2018, the Company sold 1,000,000 shares of ASV stock, reducing the Company’s investment in ASV to approximately 11.0%. See Notes 8 and 19. During the quarter ended March 31, 2018, the Company:

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

Adoption of Highly Inflationary Accounting in Argentina

GAAP guidance requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100 percent. In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina (“PM Argentina”). Under highly inflationary accounting, PM Argentina’s functional currency became the Euro (its parent company’s reporting currency), and its income statement and balance sheet have been measured in Euros using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in other (income) and expense, net and was not material.  As of March 31, 2019, PM Argentina had a small net peso monetary position. Net sales of PM Argentina were less than 5 and 10 percent of our consolidated net sales for the three months ended March 31, 2019 and 2018.

Recently Adopted Accounting Guidance

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” (“ASU 2018-2”). ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from H.R. 1 “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (commonly known as the “Tax Cuts and Jobs Act” (the “Jobs Act”)). The Company has adopted this guidance as of January 1, 2019. The adoption of this guidance did not have a significant impact on our operating results.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms of more than 12 months and disclose key information about leasing arrangements. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.  Subsequently, the FASB issued the following standards related to ASU 2016-02: ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842,” ASU 2018-10, “Codification Improvements to Topic 842, Leases”, ASU 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”) and ASU 2018-20, “Narrow-Scope Improvements for Lessors”, which provided additional guidance and clarity to ASU 2016-02 (collectively, the “New Lease Standard”). The Company adopted this guidance as of January 1, 2019. The transition method allows an entity to initially apply the requirements of the New Lease Standard at the adoption date, versus at the beginning of the earliest period presented, and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The New Lease Standard provides a number of optional practical expedients in transition. The Company elected the transition package of practical expedients, the practical expedient to not separate lease and non-lease components for all of its leases, and the short-term lease recognition exemption for all of its leases that qualify for it. The adoption of this guidance resulted in an addition of $3,166 of total operating assets and $3,184 of total operating lease liabilities as of January 1, 2019.

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

PM Oil and Steel S.p.A (“PM” or “PM Group”), formerly known as PM Group S.p.A., is a leading Italian manufacturer of truck mounted hydraulic knuckle boom cranes with a 50-year history of technology and innovation, and a product range spanning more than 50 models. Its largest subsidiary, Oil & Steel (“O&S”), is a manufacturer of truck-mounted aerial platforms with a diverse product line and an international client base.

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

The following table disaggregates our revenue for the three months ended March 31:

	Three Months Ended March 31,
	2019	2018
Equipment sales	$49,373	$48,430
Part sales	7,302	7,087
Installation services	745	1,158
Total Revenue	$57,420	$56,675

The Company attributes revenue to different geographic areas based on where items are shipped to or services are performed.

The following table provides detail of revenues by geographic area for the three months ended March 31, 2019:

	Three Months Ended March 31,
	2019	2018
United States	$29,890	$26,473
Canada	6,020	7,339
Italy	4,923	5,607
Argentina	1,867	4,151
Chile	2,383	1,922
Other	1,874	2,235
France	1,946	1,954
United Kingdom	1,590	682
Spain	1,059	1,204
Germany	1,347	275
Finland	1,178	951
Czech Republic	333	506
Netherlands	236	460
Mexico	544	280
Peru	458	83
Qatar	—	127
United Arab Emirates	17	12
Malaysia	—	370
Hong Kong	446	54
Israel	437	428
Indonesia	28	78
Denmark	62	220
Ireland	317	259
Ukraine	—	148
Kuwait	1	10
China	2	21
Romania	165	88
Martinique	12	76
Belgium	26	150
South Africa	3	213
Saudi Arabia	24	39
Turkey	63	58
Russia	17	35
Bahrain	52	62
Morocco	—	38
Singapore	92	1
Puerto Rico	8	10
Thailand	—	56
	$57,420	$56,675

Total Company Revenues by Sources

The sources of the Company’s revenues are summarized below for the three months ended March 31, 2019:

	Three Months Ended March 31,
	2019	2018
Boom trucks, knuckle boom & truck cranes	$39,571	$41,550
Rough terrain cranes	1,413	1,979
Mobile tanks	2,987	1,484
Installation services	745	1,158
Other equipment	5,402	3,417
Part sales	7,302	7,087
Total Revenue	$57,420	$56,675

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

The following table summarizes changes in customer deposits for the three months ended March 31, 2019:

Customer deposits at January 1, 2019	$2,310
Revenue recognized from customer deposits	(1,211)
Additional customer deposits received where revenue has not yet been recognized	1,279
Effect of change in exchange rates	(66)
Customer deposits at March 31, 2019	$2,312

4. Financial Instruments—Marketable Securities, Forward Currency Exchange Contracts and Interest Rate Swap Contracts

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 by level within the fair value hierarchy. As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is summary of items that the Company measures at fair value on a recurring basis:

	Fair Value at March 31, 2019
	Level 1	Level 2	Level 3	Total
Asset:
Marketable securities	$2,970	$—	$—	$2,970
Forward currency exchange contracts	—	46	—	46
Total current assets at fair value	$2,970	$46	$—	$3,016
Liabilities:
Interest rate swap contracts	$—	$2	$—	$2
PM contingent liabilities	—	—	314	314
Valla contingent consideration	—	—	205	205
Total recurring liabilities at fair value	$—	$2	$519	$521

	Fair Value at December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$2,160	$—	$—	$2,160
Forward currency exchange contracts	—	91	—	91
Total current assets at fair value	$2,160	$91	$—	$2,251
Liabilities:
PM contingent liabilities	$—	$—	$321	$321
Valla contingent consideration	—	—	210	210
Interest rate swap contracts	—	2	—	2
Total liabilities at fair value	$—	$2	$531	$533

	Fair Value Measurements Using Significant Unobservable Inputs (level 3)
	PM Contingent Consideration	Valla Contingent Consideration	Total
Liabilities:
Balance at January 1, 2019	$321	$210	$531
Effect of change in exchange rates	(7)	(5)	(12)
Change in fair value during the period	—	—	—
Balance at March 31, 2019	$314	$205	$519

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

Forward Currency Contracts

When the Company receives a significant order in a currency other than the operating unit’s functional currency, management may evaluate different options that are available to mitigate future currency exchange risks. As of March 31, 2019, the Company had no outstanding forward currency contracts that were in place to hedge future sales. Therefore, there are currently no unrealized pre-tax gains or losses which will reclassified from other comprehensive income into earnings during the next 12 months.

In addition, the Company enters into forward currency exchange contracts in relationship such that the exchange gains and losses on certain assets and liabilities denominated in a currency other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. PM Group has an intercompany receivable denominated in Euros from its Chilean subsidiary.  At March 31, 2019, the Company had entered into two forward currency exchange contracts that mature on May 14, 2019.  Under the first contract the Company is obligated to sell 1,800,000 Chilean pesos for 2,383 euros. The Company has a second contract which obligates the Company to sell 200,000 Chilean pesos for $303.  The purpose of the forward contracts is to mitigate the income effect related to this intercompany receivable that results with a change in exchange rate between the Euro and the Chilean peso.

Interest Rate Swap Contracts

A contract was signed by PM Group, for an original notional amount of € 482 (€ 161 at March 31, 2019), maturing on October 1, 2020 with interest paid monthly.   PM pays interest at a rate of 3.90% and receives from the counterparties interest at the “Euribor” rate for the period in question if greater than 0.90%.

As of March 31, 2019, the Company had the following forward currency contracts and interest rate swaps:

Nature of Derivative	Currency	Amount	Type
Forward currency sales contracts	Chilean peso	2,000,000	Not designated as hedge instrument
Interest rate swap contract	Euro	482	Not designated as hedge instrument

The following table provides the location and fair value amounts of derivative instruments that are reported in the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018:

Total derivatives NOT designated as a hedge instrument

		Fair Value
	Balance Sheet Location	March 31, 2019	December 31, 2018
Asset Derivatives
Foreign currency exchange contract	Prepaid expense and other	$46	$91

Liabilities Derivatives
Interest rate swap contracts	Notes payable	2	2
Total liabilities		$2	$2

The following tables provide the effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three ended March 31, 2019 and 2018:

		Gain (loss)
	Location of gain or (loss) recognized in Statement of Operations	Three Months Ended March 31,
		2019	2018
Derivatives Not Designated as Hedge Instruments
Forward currency contracts	Foreign currency transaction gains (losses)	$(45)	$50
Interest rate swap contracts	Interest expense	1	1
		$(44)	$51

The counterparty to each of the currency exchange forward contracts is a major financial institution with credit ratings of investment grade or better and no collateral is required. Management continues to monitor counterparty risk and believes the risk of incurring losses on derivative contracts related to credit risk is unlikely.

6. Inventory, net

The components of inventory are as follows:

	March 31, 2019	December 31, 2018
Raw materials and purchased parts, net	$40,885	$38,192
Work in process, net	5,286	5,360
Finished goods, net	17,902	14,472
Inventory, net	$64,073	$58,024

The Company has established reserves for obsolete and excess inventory of $6,233 and $5,967 as of March 31, 2019 and December 31, 2018, respectively.

7. Goodwill and Intangible Assets

Intangible assets and accumulated amortization by category as of March 31, 2019 is as follows:

		Gross		Net
	Useful	Carrying	Accumulated	Carrying
	lives	Amount	Amortization	Amount
Patented and unpatented technology	7-10 years	$17,964	$(12,921)	$5,043
Customer relationships	10-20 years	23,085	(11,724)	11,361
Trade names and trademarks	25 years-indefinite	9,749	(2,335)	7,414
Customer backlog	<1 year	370	(370)	—
Non-competition agreements	2-5 years	50	(50)	—
Total intangible assets, net				$23,818

Intangible assets and accumulated amortization by category as of December 31, 2018 is as follows:

		Gross		Net
	Useful	Carrying	Accumulated	Carrying
	lives	Amount	Amortization	Amount
Patented and unpatented technology	7-10 years	$18,111	$(12,762)	$5,349
Customer relationships	10-20 years	23,301	(11,419)	11,882
Trade names and trademarks	25 years-indefinite	9,828	(2,286)	7,542
Customer backlog	< 1 year	370	(370)	—
Non-competition agreements	2-5 years	50	(50)	—
Total Intangible assets				$24,773

Amortization expense for intangible assets was $649 and $718 for the three months March 31, 2019 and 2018, respectively.

Estimated amortization expense for the next five years and subsequent is as follows:

Amount
2019	$2,098
2020	2,045
2021	2,032
2022	2,032
2023	2,022
And subsequent	8,669
Total intangibles currently to be amortized	18,898
Intangibles with indefinite lives not amortized	4,920
Total intangible assets	$23,818

Changes in goodwill for the three months ended March 31, 2019 are as follows:

Total
Balance January 1, 2019	$36,298
Effect of change in exchange rates	(490)
Balance March 31, 2019	$35,808

8. Equity Method Investments

The Company accounted for its investment in ASV during the period (May 17, 2017 to February 26, 2018) that it owned 21.2% of ASV as an equity investment.   Under the equity method, the Company’s share of the net income (loss) of ASV was recognized as income (loss) in the Company’s statement of operations and added to investment account, and dividends received from ASV were treated as a reduction of the investment account.  The Company reported ASV’s earnings on a one quarter lag as there was no assurance that ASV would report earnings in time to be included in the Company’s financial statements for any given reporting period.   During the quarter ended March 31, 2018, the Company recorded its proportional share of ASV’s loss for the quarter ended December 31, 2017 and recorded amortization related temporary differences.

The following tables present ASV summary income statement information:

For the three months ended
December 31, (2)
2017
Net sales	$30,455
Gross profit	4,146
Net income	(796)

Net income attributable to the Company (1)	(169)
Amortization of FMV adjustment	(35)
Income recognized by the Company	$(204)

(1)	Represents 21.2% of ASV’s loss for the quarter ended December 31, 2017.
(2)	The Company's policy was to record ASV’s earnings based on a one quarter lag.

Between February 26 and 28, 2018, the Company sold 1,000,000 shares of ASV stock, reducing the Company’s investment to approximately 11.0%, and ceased accounting for its investment in ASV as an equity method investment. See Note 19, Remaining Equity Investment.

9. Accrued Expenses

	March 31, 2019	December 31, 2018
Accrued payroll	$1,628	$1,195
Accrued employee benefits	531	951
Accrued bonuses	614	146
Accrued vacation	1,292	1,274
Accrued interest	348	723
Accrued commissions	486	424
Accrued expenses—other	264	1,038
Accrued warranty	1,872	2,004
Accrued taxes other than income taxes	1,939	1,243
Accrued product liability and workers compensation claims	308	251
Total accrued expenses	$9,282	$9,249

10. Accrued Warranty

The accrued warranty liability is established using historical warranty claim experience; however, the current provision may be adjusted to take into consideration unusual or non-recurring events in the past or anticipated changes in future warrant claims.

	For the three months ended
	March 31,
	2019	2018
Balance January 1,	$2,004	$2,030
Accrual for warranties issued during the period	625	760
Warranty services provided	(667)	(808)
Changes in estimate	(52)	122
Foreign currency translation	(38)	15
Balance March 31,	$1,872	$2,119

11. Credit Facilities and Debt

U.S.  Credit Facilities

At March 31, 2019 and December 31, 2018, the Company and its U.S. subsidiaries have a Loan and Security Agreement, as amended, (the “Loan Agreement”) with The CIBC Bank USA (“CIBC”), formerly known as “The Private Bank and Trust Company”.  The Loan Agreement provides a revolving credit facility with a maturity date of July 20, 2021.   The aggregate amount of the facility is $25,000.

The maximum borrowing available to the Company under the Loan Agreement is limited to: (1) 85% of eligible receivables; plus (2) 50% of eligible inventory valued at the lower of cost or net realizable value subject to a $17,500 limit; plus (3) 80% of eligible used equipment, as defined, valued at the lower of cost or market subject to a $2,000 limit.  At March 31, 2019 and December 31, 2018, the maximum the Company could borrow based on available collateral was $24,500.  At March 31, 2019 and December 31, 2018, the Company had no borrowings under this facility.  The Company’s collateral is subject to a $5,000 reserve until the Fixed Charge Coverage ratio exceeds 1.15 to 1.00.  The indebtedness under the Loan Agreement is collateralized by substantially all of the Company’s assets, except for the certain assets of the Company’s subsidiaries.

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

The Loan Agreement subjects the Company and its domestic subsidiaries to a quarterly EBITDA covenant (as defined).  The quarterly EBITDA covenant (as defined) is $2,000 for all quarters starting with the quarter ended September 30, 2017 through the end of the agreement. Additionally, the Company and its domestic subsidiaries are subject to a Fixed Charge Coverage ratio of 1.05 to 1.00 measured on an annual basis beginning December 31, 2017, followed by a Fixed Charge Coverage ratio of 1.15 to 1.00 measured quarterly starting March 31, 2018 (based on a trailing twelve-month basis) through the term of the agreement. At the end of a quarter, if there is $15,000 of availability and outstanding borrowings of less than $5,000, covenant testing is waived. The Loan Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, pay dividends or make distributions, repurchase stock, in each case subject to customary exceptions for a credit facility of this size.  The Company was in compliance with the loan covenants at March 31, 2019 and December 31, 2018.

Note Payable—Bank

At March 31, 2019, the Company has a $414 term note payable to a bank. The Company is required to make ten monthly payments of $60 that began on January 1, 2019. The note dated January 1, 2019 had an original principal amount of $588 and an annual interest rate of 4.99%. Proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest in the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums.

The Loan Agreement has a Letter of Credit facility of $3,000, which is fully reserved against availability.

Note Payable—Winona Facility Purchase

At March 31, 2019, Badger has a balance on note payable to Avis Industrial Corporation of $355.  Badger is required to make 60 monthly payments of $10 that began on August 1, 2017.  The note dated July 26, 2017, had an original principal amount of $500 and annual interest rate of 8.00%.  The note is guaranteed by the Company.

PM Debt Restructuring

On March 6, 2018, PM Group and Oil & Steel S.p.A. (PM Group’s subsidiary) entered into a Debt Restructuring Agreement (the “Restructuring Agreement”) with Banca Monte dei Paschi di Siena S.p.A., Banca Nazionale del Lavoro S.p.A., BPER Banca S.p.A., Cassa di Risparmio in Bologna S.p.A. and Unicredit S.p.A. (collectively the “Lenders”), and Loan Agency Services S.r.l. (the “Agent”). The Restructuring Agreement, which replaces the previous debt restructuring agreement with the Lenders entered into in 2014, provides for, among other things:

•

The provision of subordinated shareholders’ loans by the Company to PM Group, consisting of (i) conversion of an existing trade receivable in the amount of €3.1 million into a loan; (ii) an additional subordinated shareholders’ loan in the aggregate maximum amount of up to €2.4 million, to be made currently; and (iii) a further loan of €1.8 million which was paid by December 31, 2018, in each case to be used to repay a portion of PM Group’s outstanding obligations to the Lenders;

•

Amendments to the 2014 put and call options agreement with BPER to, among other things, extend the exercise of the options until the approval of PM Group’s financial statements for the 2021 fiscal year and permit the assignment of certain subordinated receivables to the Company.  The fair market value of this liability is subject to revaluation on a recurring basis;

•

New amortization and repayment schedules for amounts owed by PM Group to the Lenders under the various outstanding tranches of indebtedness, along with revised interest rates and financial covenants. Under the Debt Restructuring Agreement term debt is repaid over a nine-year period starting in 2018 and ending in 2026 (versus 2022 prior to the Debt Restructuring Agreement); and

•	The effect of PM Group not meeting its December 31, 2017 financial covenants was cured by the Debt Restructuring Agreement.

PM Group Short-Term Working Capital Borrowings

At March 31, 2019, PM Group had established demand credit and overdraft facilities with five Italian banks, one Spanish bank and eight banks in South America. Under the facilities, PM Group can borrow up to approximately €22,887 ($25,698) for advances against invoices, and letter of credit and bank overdrafts. At December 31, 2018, PM Group had established demand credit and overdraft facilities with five Italian banks and eight banks in South America. Under the facilities, PM Group can borrow up to approximately €21,990 ($25,192) for advances against invoices, and letter of credit and bank overdrafts. These facilities are divided into two types: working capital facilities and cash facilities. Interest on the Italian working capital facilities and cash facilities is charged at the 3-month Euribor plus 175 or 200 basis points and 3-month Euribor plus 350 basis points, respectively. Interest on the South American facilities is charged at a flat rate of points for advances on invoices ranging from 7%-50% and 9% - 65% during the three months ended March 31, 2019 and 12 months ended December 31, 2018, respectively.

At March 31, 2019 the Italian banks had advanced PM Group €15,673 ($17,598), at variable interest rates, which currently range from 1.75% to 2.00%. At March 31, 2019, there were no advances to PM Group from the Spanish bank. At March 31, 2019, the South American banks had advanced PM Group €1,647 ($1,849). At December 31, 2018, the Italian banks had advanced PM Group €15,796 ($18,096), at variable interest rates, which currently range from 1.75% to 2.00%. At December 31, 2018, there were no advances to PM Group from the Spanish bank. At December 31, 2018, the South American banks had advanced PM Group €715 ($820). Total short-term borrowings for PM Group were €17,320 ($19,447) and €16,511 ($18,916) at March 31, 2019 and December 31, 2018, respectively.

PM Group Term Loans

At March 31, 2019 PM Group has a €10,510 ($11,801) term loan with two Italian banks, BPER and Unicredit. The term loan is split into a note and a balloon payment and is secured by PM Group’s common stock. At March 31, 2019, the note and balloon payment have an outstanding principal balance of €7,449 ($8,364) and €3,061 ($3,437) respectively.  Both are charged interest at a fixed rate of 3.5%, with an effective rate of 3.5% at March 31, 2019. The note is payable in annual installments of principal €958 for 2019, €991 for 2020, €1,026 for 2021, €1,062 for 2022, €1,099 for 2023, €1,137 for 2024, and €1,177 for 2025.  The balloon payment is payable in a single payment of €3,002 in 2026. See above for restructuring. At December 31, 2018 the note and balloon payment had an outstanding principal balance of €7,449 ($8,534) and €3,002 ($3,439), respectively.

An adjustment in the purchase accounting to value the non-interest-bearing debt at its fair market value was made. At March 6, 2018 it was determined that the fair value of the debt was €480 or $550 less than the book value. This reduction is not reflected in the above descriptions of PM debt. This discount is being amortized over the life of the debt and being charged to interest expense. As of March 31, 2019, the remaining balance was €364 or $408 and has been offset to the debt.

At March 31, 2019, PM Group has unsecured borrowings with three Italian banks totaling €12,115 ($13,603). At December 31, 2018, PM Group has unsecured borrowings with three Italian banks totaling €12,115 ($13,879). Interest on the unsecured notes is charged at a stated and effective rate of 3.5% at March 31, 2019 and December 31, 2018. Annual payments of €1,731 are payable beginning in 2019 and ending in 2025.

PM Group is subject to certain financial covenants as defined by the debt restructuring agreement including maintaining (1) Net debt to EBITDA, (2) Net debt to equity, and (3) EBITDA to net financial charges ratios. The covenants are measured on a semi-annual basis beginning on December 31, 2018.

At March 31, 2019 and December 31, 2018, Autogru PM RO, a subsidiary of PM Group, had three notes. The first note is payable in 60 monthly principal installments of €8 ($9), plus interest at the 1-month Euribor plus 300 basis points, effective rate of 3.00% at March 31, 2019 and December 31, 2018, maturing October 2020. At March 31, 2019 and December 31, 2018, the outstanding principal balance of the note was €161 ($181) and €186 ($213).

The second note is payable in monthly installments of €9 ($10) starting from April 2019 and ending in September 2019, and one final payment of €244 ($274) in September 2019. The note is charged interest at the 1-month Euribor plus 250 basis points, effective rate of 2.50% at March 31, 2019 and December 31, 2018.  At March 31, 2019 and December 31, 2018, the outstanding principal balance of the note was €294 ($330) and €320 ($367).

The third note is divided in three parts: the first part is payable in 60 monthly installments of €1 ($1) plus interest at the 6-month Euribor plus 275 basis points, effective rate of 2.75% at March 31, 2019 and December 31, 2018, maturing February 2023; the second part is payable in 60 monthly installments of €4 ($5) plus interest at the 6-month Euribor plus 275 basis points, effective rate of 2.75% at March 31, 2019 and December 31, 2018, maturing April 2023; the third part  is payable in 60 monthly installments of €1 ($1) plus interest at the 6-month Euribor plus 275 basis points, effective rate of 2.75% at March 31, 2019 and December 31, 2018, maturing June 2023. At March 31, 2019 and December 31, 2018, the outstanding principal balance of the note was €287 ($322) and €304 ($348).

PM has an interest rate swap with a fair market value at March 31, 2019 and December 31, 2018 of €2 or $2 which has been included in debt.

At March 31, 2019 and December 31, 2018, PM Argentina Sistemas de Elevacion, a subsidiary of PM Group has a note payable. The note is payable in fifteen monthly installments of €13 ($15) starting from March 2018 and ending in May 2019, the note is charged interest at 28.50% at March 31, 2019 and December 31, 2018.  At March 31, 2019 and December 31, 2018, the outstanding principal balance of the note was €24 ($27) and €68 ($78).

Valla Short-Term Working Capital Borrowings

At March 31, 2019 and December 31, 2018, Valla had established demand credit and overdraft facilities with two Italian banks. Under the facilities, Valla can borrow up to approximately €760 ($853) and €870 ($997) as of March 31, 2019 and December 31, 2018, for advances against orders, invoices and bank overdrafts. Interest on the Italian working capital facilities is charged at a flat percentage rate for advances on invoices and orders ranging from 1.67% - 4.75% and 4.50% - 4.75%. At March 31, 2019 and December 31, 2018, the Italian banks had advanced Valla €290 ($328) and €40 ($46).

Valla Term Loans

At March 31, 2019 and December 31, 2018, Valla has a term loan with Carisbo.  The note is payable in quarterly principal installments beginning on October 30, 2017 of €8 ($9), plus interest at the 3-month Euribor plus 470 basis points, for an effective rate of 4.39% at March 31, 2019 and December 31, 2018. The note matures in January 2021. At March 31, 2019 and December 31, 2018, the outstanding principal balance of the note was €63 ($72) and €71 ($81).

Capital leases

Georgetown facility

The Company leases its Georgetown facility under a capital lease that expires on April 30, 2028.  The monthly rent is currently $66 and is increased by 3% annually on September 1 during the term of the lease.   At March 31, 2019, the outstanding capital lease obligation is $4,979.

Equipment

The Company has entered into a lease agreement with a bank pursuant to which the Company is permitted to borrow 100% of the cost of new equipment with 41 month repayment periods. At the conclusion of the lease period, for each piece of equipment the Company is required to purchase that piece of leased equipment for one dollar.

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

The following is a summary of amounts financed under equipment capital lease agreements:

				Balance as of
	Amount Borrowed	Repayment Period	Amount of Monthly Payment	March 31, 2019
New equipment	$896	41	$18	$402

As of March 31, 2019, the Company has one additional capital lease with total capitalized lease obligations of $2.

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

As of March 31, 2019, and December 31, 2018, the note had a remaining principal balance of $7,199 and $7,158 and an unamortized discount of $301 and $342, respectively.

The Terex agreements included obligations on the part of the Company to timely file with the SEC its reports that are required to be filed pursuant to the Exchange Act.  Effective March 29, 2018, the Company obtained waivers from the holders with respect to any breaches, defaults or events of default that may have been or may be triggered in connection with the Company’s failure to timely file its reports with the SEC due to the previously completed restatement of the Company’s financial statements.

Perella Notes

On January 7, 2015, the Company entered into a Note Purchase Agreement (the “Perella Note Purchase Agreement”) with MI Convert Holdings LLC (which is owned by investment funds constituting part of the Perella Weinberg Partners Asset Based Value Strategy) and Invemed Associates LLC (together, the “Investors”), pursuant to which the Company agreed to issue $15,000 in aggregate principal amount of convertible notes due January 7, 2021 (the “Perella Notes”) to the Investors. The Perella Notes are subordinated, carry a 6.50% per annum coupon, and are convertible, at the holder’s option, into shares of Company common stock, based on an initial conversion price of $15.00 per share, subject to customary adjustments. Following an election by the holder to convert the debenture into common stock of the Company in accordance with the terms of the debenture, the Company has the discretion to deliver to the holder either (i) shares of common stock, (ii) a cash payment, or (iii) a combination of cash and stock.  Upon the occurrence of certain fundamental corporate changes, the Perella Notes are redeemable at the option of the holders of the Perella Notes. The Perella Notes are not redeemable at the Company’s option prior to the maturity date, and the payment of principal is subject to acceleration upon an event of default. The issuance of the Perella Notes by the Company was made in reliance upon the exemptions from registration provided by Rule 506 and Section 4(a)(2) of the Securities Act of 1933.

In accordance with a Registration Rights Agreement with the Investors dated January 7, 2015, the Company agreed to register the resale of the shares of common stock issuable upon conversion of the Perella Notes.  The Registration Statement on Form S-3 filed by the Company was declared effective by the SEC on February 23, 2015.

As of March 31, 2019, the note had a remaining principal balance of $14,758 (less $171 debt issuance cost for a net debt of $14,587) and an unamortized discount of $242, compared to a remaining balance of $14,726 (less $196 debt issuance cost for a net debt of $14,530) and an unamortized discount of $274 at December 31, 2018.

The Perella agreements included obligations on the part of the Company to timely file with the SEC its reports that are required to be filed pursuant to the Exchange Act.  Effective March 28, 2018, the Company obtained waivers from the holders with respect to any breaches, defaults or events of default that may have been or may be triggered in connection with the Company’s failure to timely file its reports with the SEC due to the previously completed restatement of the Company’s financial statements.

13. Leases

We lease certain warehouses, office space, machinery, vehicles, and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

We are not aware of any variable lease payments, residual value guarantees, covenants or restrictions imposed by the leases. Most leases include one or more options to renew, with renewal terms that can extend the lease term. The exercise of lease renewal options is at our sole discretion. The depreciable life of assets is limited by the expected lease term for finance leases.

If there was a rate explicit in the lease, this was the discount rate used. For those leases with no explicit or implicit interest rate, an incremental borrowing rate was used.  The weighted average remaining useful life for operating and finance leases was 5 and 9 years, respectively. The weighted average discount rate for operating and finance leases was 5.1% and 12.5% respectively.

Leases (thousands)	Classification	March 31, 2019
Assets
Operating lease assets	Operating lease assets	$2,911
Finance lease assets	Fixed assets, net	4,039
Total leased assets		6,950

Liabilities
Current
Operating	Current liabilities	$1,013
Financing	Current liabilities	436

Noncurrent
Operating	Noncurrent liabilities	1,913
Financing	Noncurrent liabilities	4,947
Total lease liabilities		$8,309

Lease Cost (thousands)	Classification	For the three months ended March 31, 2019
Operating lease costs	Operating lease assets	$265
Finance lease cost
Depreciation/Amortization of leased assets	Depreciation or Inventory reserve	143
Interest on lease liabilities	Interest expense	145
Lease cost		$553

Other Information (thousands)	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$289
Operating cash flows from finance leases	$125
Financing cash flows from finance leases	$145

Future principal minimum lease payments are:

	Operating Leases	Capital Leases
2019	$1,013	$436
2020	699	474
2021	405	344
2022	260	418
2023	151	502
And subsequent	398	3,209
Total Lease Payments	$2,926	$5,383

14. Income Taxes

For the three months ended March 31, 2019, the Company recorded an income tax expense of $150, which includes a discrete income tax expense of $46. The calculation of the overall income tax provision for the three months ended March 31, 2019 primarily consists of foreign income taxes, a domestic income tax expense resulting from state and local taxes and a discrete income tax expense related to the accrual of taxes and interest related to unrecognized tax benefits.  For the three months ended March 31, 2018, the Company recorded an income tax benefit of $301.

The effective tax rate for the three months ended March 31, 2019 was an income tax provision of 14.2% on pretax income of $1,060 compared to an income tax provision of 16.9% on a pretax loss of $1,786 in the comparable prior period. The effective tax rate for the three months ended March 31, 2019 differs from the U.S. statutory rate of 21% primarily due to the mix of domestic and foreign earnings, nondeductible foreign permanent differences, domestic losses for which the Company is not recognizing an income tax benefit and an accrual of taxes and interest related to prior year unrecognized tax benefits.

As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, we establish a valuation allowance. With the exception of certain more likely than not realizable state and federal credits, the Company maintains a valuation allowance against its U.S. net deferred tax assets and net deferred tax assets in certain foreign jurisdictions. If these estimates and assumptions change in the future, the Company may be required to adjust its existing valuation allowance resulting in changes to deferred income tax expense. Any further increase or decrease in the valuation allowance could have a favorable or unfavorable impact on the income tax provision in the period in which a determination is made.

On December 22, 2017, the Jobs Act was enacted into law. The Company completed its analysis of the Jobs Act for the year ended December 31, 2018. There was no impact on income tax expense in 2018 as a result of the changes to the provisional amounts recorded in the consolidated financial statements for the year-ended December 31, 2017.

The Company’s total unrecognized tax benefits as of March 31, 2019 and 2018 were approximately $4,116 and $1,016 which would reduce the Company’s effective tax rate by approximately $0.8 million, if recognized. Included in the unrecognized tax benefits is a liability for the disputed Romania income tax audit assessment for tax years 2012-2016. Depending upon the final resolution of the disputed income tax assessment, the uncertain tax position liability could be higher or lower than the amount recorded at March 31, 2019.  A favorable resolution of an unrecognized tax benefit could be recognized as a reduction in the tax provision and effective rate in the period of resolution. An unfavorable settlement of an unrecognized tax benefit could increase the tax provision and effective tax rate, and may require the use of cash in the period of resolution. It is not reasonably possible estimate the change in unrecognized tax benefits within 12 months of the reporting date.

15. Net Earnings (Loss) per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of convertible debt, restricted stock units and stock options. Details of the calculations are as follows:

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$910	$(1,485)

Earnings (loss) per share
Basic	$0.05	$(0.09)
Diluted	$0.05	$(0.09)

Weighted average common shares outstanding
Basic	19,678,081	16,666,937

Diluted
Basic	19,678,081	16,666,937
Dilutive effect of restricted stock units and stock options	16,892	—
	19,694,973	16,666,937

The following securities were not included in the computation of diluted earnings per share as their effect would have been antidilutive:

	Three Months Ended March 31,
	2019	2018
Unvested restricted stock units	169,960	104,011
Options to purchase common stock	47,437	—
Convertible subordinated notes	1,549,451	1,549,451
	1,766,848	1,653,462

16. Equity

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

Stock Issued to Employees and Directors

The Company issued shares of common stock to employees and Directors as restricted stock units issued under the Company’s 2004 Incentive Plan vested. Upon issuance entries were recorded to increase common stock and decrease paid in capital for the amounts shown below. The following is a summary of stock issuances that occurred during the period:

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
January 1, 2019	Employee	2,500	$14
January 4, 2019	Directors	7,900	48
January 4, 2019	Employee	21,502	131
March 13, 2019	Directors	7,920	58
		39,822	$251

Stock Repurchase

The Company purchases shares of Common Stock from certain employees at the closing share price on the date of purchase. The stock is purchased from the employees to satisfy employees’ withholding tax obligations related to stock issuances described above. The below table summarizes shares repurchased from employees during the current year through March 31, 2019:

Date of Purchase	Shares Purchased	Closing Price on Date of Purchase
January 1, 2019	2,882	$6.65
	2,882

Equity was decreased by $19, the aggregated value of the shares reflected in the table above.

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

Restricted Stock Awards

The following table contains information regarding restricted stock units:

March 31, 2019
Outstanding on January 1, 2019	72,874
Units granted during the period	137,310
Vested and issued	(36,940)
Vested-issued and repurchased for income tax withholding	(2,882)
Forfeited	(402)
Outstanding on March 31, 2019	169,960

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $159 and $123 for the three months ended March 31, 2019 and 2018, respectively.  Additional compensation expense related to restricted stock units will be $414, $365 and $284 for the remainder of 2019, 2020 and 2021, respectively.

Stock Options

On May 23, 2018, the Company issued options to purchase 47,437 shares of the Company’s common stock at $11.08 per share (the closing price of the Company’s common stock on the date before the Tadano Purchase Agreement was executed) to a consultant in connection with his services related to Tadano’s investment in the Company.  The options expire on May 23, 2028.  The Company determined that the fair market value of the options was $130 on date of grant.  The value of options is one component of the expenses related to the Tadano transactions discussed above.

17. Legal Proceedings and Other Contingencies

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

Additionally, beginning on December 31, 2011, the Company’s workmen’s compensation insurance policy has a per claim deductible of $250 and annual aggregates that range from $1,000 to $1,875 depending on the policy year. The Company is fully insured for any amount on any individual claim that exceeds the deductible and for any additional amounts of all claims once the aggregate is reached. The Company does not believe that the contingencies associated with these workers’ compensation claims in aggregate will have a material adverse effect on the Company.

On May 5, 2011, the Company entered into two separate settlement agreements with two plaintiffs. As of March 31, 2019, the Company has a remaining obligation under the agreements to pay the plaintiffs an aggregate of $1,235 without interest in 13 annual installments of $95 on or before May 22 of each year. The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total payment will be charged to interest expense over the payment period.

It is reasonably possible that the “Estimated Reserve for Product Liability Claims” may change within the next 12 months. A change in estimate could occur if a case is settled for more or less than anticipated, or if additional information becomes known to the Company.

Romania Income Tax Audit

As described in Note 14, Income Taxes, included in the unrecognized tax benefits is a liability for the disputed Romania income tax audit assessment for tax years 2012-2016.  Depending upon the final resolution of the income tax assessment, the liability could be higher or lower than the amount recorded at March 31, 2019.

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

During the quarter ended March 31, 2017, the Company was the majority owner of ASV and, therefore, ASV was not a related party during that period.  In May 2017, the Company reduced is its ownership interest in ASV to 21.2% and in February 2018 further reduced its ownership to approximately 11%.   As such, ASV became a related party beginning in the quarter ended June 30, 2017.  The Company did not have any transactions with ASV during the quarter ended March 31, 2019.

As of March 31, 2019 and December 31, 2018, the Company had accounts receivable and payable with a related party as shown below:

		March 31, 2019	December 31, 2018
Accounts Receivable	Terex	$—	$23
Accounts Payable	Terex	1,493	1,394
Net Related Party Accounts Payable		$1,493	$1,371

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

		Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Rent paid:	Bridgeview Facility (1)	$68	$66

Sales to:	Terex	$3	$—

Purchases from:	Terex	$624	$143

(1)

The Company leases its 40,000 sq. ft. Bridgeview facility from an entity controlled by Mr. David Langevin, the Company’s Chairman and CEO. Pursuant to the terms of the lease, the Company makes monthly lease payments of $23. The Company is also responsible for all the associated operations expenses, including insurance, property taxes, and repairs. On October 3, 2018, the lease was amended to extend the initial lease term to fifteen years expiring in May 26, 2025 with a provision for an option one five-year period and thereafter, six one year extension periods. The lease contains a rental escalation clause under which annual rent is increased during the initial lease term by the lesser of the increase in the Consumer Price Increase or 2.0%. Rent for any extension period shall, however, be the then-market rate for similar industrial buildings within the market area. The Company has the option to purchase the building by giving the Landlord written notice at any time prior to the date that is 180 days prior to the expiration of the lease or any extension period. The Landlord can require the Company to purchase the building if a Change of Control Event, as defined in the agreement occurs by giving written notice to the Company at any time prior to the date that is 180 days prior to expiration of the lease or any extension period. The purchase price regardless whether the purchase is initiated by the Company or the landlord will be the Fair Market Value as of the closing date of said sale.

Note Payable to Terex

As of March 31, 2019, the Company had a convertible note payable of $7,199 (net of unamortized debt discount) to Terex.  See Note 12 for additional details regarding this convertible note.

19. Remaining Equity Investment

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

Going forward, the Company’s remaining investment in ASV is shown on the condensed consolidated balance sheet as a marketable equity security that will be marked to market (fair value) each reporting period.  Gains and losses related to fair value adjustments on marketable equity securities are recorded into income each reporting period.  The Company recognized an $.8 million gain from change in fair value of marketable securities during the quarter ended March 31, 2019.

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

PM Group is a leading Italian manufacturer of truck mounted hydraulic knuckle boom cranes and a product range spanning more than 50 models.  Through its consolidated subsidiaries, PM Group has locations in Modena, Italy; Arad, Romania; Chassieu, France; Buenos Aires, Argentina; Santiago, Chile; London, UK and Mexico City, Mexico.

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

Equity Investment

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

Economic Conditions

In 2018, demand for boom trucks continued to be significantly above 2017 levels with industry shipments increasing 19% versus 2017. The general economic environment in the United States during 2018 was favorable. During 2018, the United States economy was strong, oil prices strengthened, and U.S. oil rig count increased to 1,083 at December 28, 2018 from 929 at December 31, 2017. During the first quarter of 2019 order rate for straight-mask crane business was an annualized 1,500 units, which would represent approximately 30% growth over 2018 shipment levels. The Company currently expects the favorable environment that it is currently operating to continue through 2019.

In 2018, the demand for knuckle boom cranes was steady in all the markets that PM sells into except for some markets in Latin America where local currency turbulence with strong devaluations towards the Euro and US dollar affected the local demand.  The demand from the Middle East market was consistent with 2017 but remained significantly slow.  During 2018, demand from Western and Northern Europe, PM’s largest markets, remained at a solid level. Although there was light growth in the other PM markets, the demand from such other markets was still lower than the levels achieved in the past. PM’s markets appeared to be stable moving into early 2019.

The Company’s backlog is $74.5 and $66.7 million at March 31, 2019 and December 31, 2018, respectively.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Net income (loss) for the three-month periods ended March 31, 2019 and 2018

For the three months ended March 31, 2019 and 2018 the Company had net income of $0.9 million and a net loss of $1.5 million, respectively.

For the three months ended March 31, 2019, the net income of $0.9 million consisted of revenue of $57.4 million, cost of sales of $45.5 million, research and development costs of $0.7 million, SG&A expenses of $9.5 million, interest expense of $1.1 million, interest income of $0.1 million, a gain in change in fair value of securities held of $0.8 million, a foreign currency loss of $0.4 million, and income tax expense of $0.2 million.

For the three months ended March 31, 2018, the net loss of $1.5 million consisted of revenue of $56.7 million, cost of sales of $45.6 million, research and development costs of $0.7 million, SG&A expenses of $10.0 million, interest expense of $1.6 million, a foreign currency loss of $0.1 million, other loss of $0.3 million, loss from the ASV equity investment of $0.4 million, a gain in change in fair value of securities held of $0.2 million, and income tax benefit of $0.3 million.

Net revenues and gross profit —For the three months ended March 31, 2019, net revenues and gross profit were $57.4 million and $11.9 million, respectively. Gross profit as a percent of revenues was 20.8% for the three months ended March 31, 2019. For the three months ended March 31, 2018, net revenues and gross profit were $56.7 million and $11.1 million, respectively. Gross profit as a percent of revenues was 19.6% for the three months ended March 31, 2018.

Net revenues increased $0.7 million or 1.3% to $57.4 million for the three months ended March 31, 2019 from $56.7 million for the comparable period in 2018. The increase is primarily due to increases in straight mast crane and specialized mobile tank revenues.   The increase is due to an improvement in market conditions addressed above under the heading “Economic Conditions”.  The revenues for the three months ended March 31, 2019 were also unfavorably impacted by $1.9 million in foreign currency translation adjustments resulting from a weaker Euro.

Our gross profit increased $0.8 million to $11.9 million for the three months ended March 31, 2019 from $11.1 million for the comparable period in 2018. The increase in gross profit is attributable to an increase in revenues and a 1.2% improvement in gross profit percentage. The improvement in the gross profit percentage is primarily due to an increase in the gross margin percentage generated on the sale of straight mast cranes. Pricing continues to improve, largely the result of a decrease in discounts being offered.

Research and development —Research and development was $0.7 million for the three months ended March 31, 2019 consistent with $0.7 million for the same period in 2018. The Company’s research and development spending reflects our continued commitment to develop and introduce new products that give the Company a competitive advantage.

Selling, general and administrative expense —Selling, general and administrative expense for the three months ended March 31, 2019 was $9.5 million compared to $10.0 million for the comparable period in 2018, a decrease of $0.5 million. The decrease is primarily related to bank fees for PM’s debt restructuring expense of $0.5 million and severance of $0.3 million in 2018 offset by increases in bonuses of $0.6 million and a favorable exchange rate impact of $0.3 million.

Operating income—For the three months ended March 31, 2019 the Company had operating income of $1.8 million compared to $0.5 million for the comparable period in 2018. Operating income increased due to changes in revenue, cost of sales and operating expenses as explained above.

Interest expense —Interest expense was $1.1 million for the three months ended March 31, 2019 compared to $1.6 million for the comparable period in 2018. The decrease in interest expense was primarily attributed to a decrease in outstanding debt, which was partially offset by higher interest rates.

Foreign currency transaction losses —For the three months ended March 31, 2019, the Company had foreign currency losses of $0.4 million compared to $0.1 million for the comparable period in 2018.  As previously stated, the Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in a currency other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds. Currency risks can be reduced but not eliminated in part because the Company has not been able to identify a strategy to effectively hedge the currency risks related to the Argentinian peso.   The Company records at the balance sheet date the forward currency exchange contracts at their market value with any associated gain or loss being recorded in current earnings as a currency gain or loss.

Other (loss) income— For the three months ended March 31, 2019, the Company had other loss of ($0.02) million from change in fair value of securities held compared to other income of $0.2 million from change in fair value of securities held and other loss of $0.4 million for the comparable period in 2018.

Income tax — For the three months ended March 31, 2019 and 2018 the Company recorded an income tax expense (benefit) of $0.2 and ($0.3), respectively. The calculation of the overall income tax provision for the three months ended March 31, 2019 primarily consists of foreign income taxes, a domestic income tax provision resulting from state and local taxes, and a discrete income tax provision for the accrual of taxes and interest related to prior year unrecognized tax benefits.

The effective tax rate for the three months ended March 31, 2019 was an income tax expense of 14.2% on pretax income of $1,060 compared to an income tax benefit of 16.9% on a pretax loss of $1,786 in the comparable prior period.  The effective tax rate for the three months ended March 31, 2019 differs from the U.S. statutory rate of 21% primarily due to the mix of domestic and foreign earnings, foreign income taxes, nondeductible foreign permanent differences, domestic income tax provision resulting from state and local income taxes, and an accrual of interest related to unrecognized tax benefits.

Change in fair value of securities held—For the three months ended March 31, 2019 the Company had a gain of $0.8 million. The gain for the three months ended March 31, 2019 was due to a change in the fair value of securities held in ASV (see Notes 2 and 8 in the accompanying Condensed Consolidated Financial Statements).

Net income or (loss)—For the three months ended March 31, 2019 and 2018 the Company had a net income of $0.9 million compared to a net loss of $1.5 million, respectively. The change is explained above.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash were $21.1 million at March 31, 2019 compared to $22.3 million at December 31, 2018. In addition, the Company has a U.S. revolving credit facility with a maturity date of July 20, 2021. At March 31, 2019 the Company had approximately $24.5 million available to borrow under its revolving credit facility. Additionally, the Company has a marketable equity investment in ASV common stock with a market value at March 31, 2019 of $3 million. The Company’s shares of ASV are covered by an effective resale registration statement and there are no restrictions that would prevent the Company from selling the ASV stock it holds.

At March 31, 2019, the PM Group had established working capital facilities with five Italian, one Spanish and eight South American banks. Under these facilities, the PM Group can borrow $25.7 million against orders, invoices and letters of credit. At March 31, 2019, the PM Group had received advances of $19.4 million. Future advances are dependent on having available collateral.

Our subsidiary in Argentina (“PM Argentina”) began accounting for their operations as highly inflationary effective July 1, 2018, as required by GAAP.  Under highly inflationary accounting, PM Argentina’s functional currency became the Euro (its parent company reporting currency), and its income statement and balance sheet have been measured in Euros using both current and historical rates of exchange.  The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in other (income) and expense, net and was not material.  As of March 31, 2019, PM Argentina had a small net peso monetary position.  Net sales of PM Argentina were less than 5 and 10 percent of our consolidated net sales for the three months ended March 31, 2019 and 2018.

Change in Debt

During the three months ended March 31, 2019, total debt increased by $0.6 million to $73.6 million at March 31, 2019 from $73.0 million at December 31, 2018.

The following is a summary of the net increase in our indebtedness from December 31, 2018 to March 31, 2019:

Facility	Increase/ (decrease)
Note payable—bank (insurance premiums)	0.4	million
Note payable—Badger	(0.1)	million
Capital leases-equipment	(0.1)	million
Convertible note-Perella	0.1	million
Valla working capital borrowings	0.3	million
	$0.6	million

(1)

The amounts on the above table are calculated by determining the differences between the U.S. dollar amounts, or in case of foreign debt, the difference in U.S. amount of local currency debt for March 31, 2019 and December 31, 2018 converted at the exchange rate as of the two respective balance sheet dates. The net change on the above tables agrees to the change in debt that appears on the face of the Company’s balance sheet.

The total change on the above tables differs significantly from the amounts that appear in the financing section of the Company’s Statement of Cash Flow.  This occurs as the changes for Cash Flow statements are calculated in local currency and then converted to dollars at an average exchange rate.  The impact of exchange rate fluctuations is, therefore, isolated and is included in separate line on the cash flow statement.

Outstanding borrowings

The following is a summary of our outstanding borrowings at March 31, 2019:

(In millions)

	Outstanding Balance	Interest Rate	Interest Paid	Principal Payment
U.S. Revolver	$—	N/A	Monthly	July 20, 2021 maturity
Note payable bank (insurance premiums)	0.4	5.0%	Monthly	January 2019 through October 2019 maturity
Convertible note—Terex	7.2	7.5%	Semi-Annual	January 1, 2021 maturity
Convertible note—Perella	14.8	7.5%	Semi-Annual	January 7, 2021 maturity
Capital lease—cranes for sale	0.4	5.5%	Monthly	January 13, 2021 maturity
Capital lease—Georgetown facility	5.0	12.50%	Monthly	$0.06 million monthly payment includes interest. April 30, 2028 maturity
Note payable— Winona Facility	0.4	8.0%	Monthly	$0.01 million monthly
PM unsecured borrowings	13.6	3.5%	Semi-Annual	Variable semi-annual starting December 2019 through December 2025
PM Autogru term loan #1	0.2	3.00%	Monthly	$0.01 million monthly through October 2020
PM Autogru term loan #2	0.3	2.50%	Monthly	$0.01 monthly through September 2019
PM Autogru term loan #3	0.3	2.75%	Monthly	Monthly through June 2023
PM term loans with related accrued interest, interest rate swaps and FMV adjustments	11.4	0 to 3.5%	Semi-Annual	Annual installments starting December 2019 and a balloon payment in December 2026
PM short-term working capital borrowings	19.5	1.75 to 65.0%	Monthly	Upon payment of invoice
Valla note payable	0.1	4.38%	Quarterly	Over 14 quarterly payments
Valla short-term working capital borrowings	0.3	4.50 to 4.75%	Monthly	Upon payment of invoice or letter of credit
	$73.8
Debt issuance costs	(0.2)

Debt net of issuance costs	$73.6

Future availability under credit facilities

As stated above, the Company had cash of $21.1 million and approximately $24.5 million available to borrow under its credit facility at March 31, 2019.  The Company also has marketable equity securities with market value of $3 million that have no restriction that would prevent their sale.

PM Group has its own working capital facilities. As stated above, any future advances against the Italian facilities are dependent on having available collateral. Additionally, the Company is permitted to make limited advances to the Italian operations under the Company’s credit facilities. Additional funds can be advanced to the Italian operations provided that the funds come from the sales of the marketable equity security referenced above.

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

Cash flows for the three-month periods ended March 31, 2019 compared to three-months ended March 31, 2018

Operating Activities - For the first three months of 2019, cash from operating activities increased by $3.9 million compared to the same period in the prior year. The increase reflected a decrease of $2.4 million in cash consumed for working capital primarily driven by effective accounts receivable and inventory management and higher earnings in the first three months of 2019 compared to the same period in the prior year.

Investing Activities - Cash used by investing activities was $0.8 million in the first three months of 2019, compared to cash provided of $6.9 million in the same period a year ago which included a $7.0 million in proceeds from the sale of 1,000,000 shares of ASV stock.  Cash payments for plant, property and equipment were $0.8 million and $0.1 million for the first three months of 2019 and 2018, respectively.

Financing Activities - Cash provided by financing activities was $1.4 million for the three months ended March 31, 2019 which included an increase in working capital borrowing of $1.2 million.  Cash from financing activities was an outflow of $4.2 million for the three months ended March 31, 2018, which included a $3.1 million reduction in working capital borrowing and a decrease in revolver borrowing of $0.4 million.

Related Party Transactions

See Note 18, Transactions between the Company and Related Parties, in the accompanying Condensed Consolidated Financial Statements for a description of the Company’s related party transactions.

Critical Accounting Policies

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms of more than 12 months and disclose key information about leasing arrangements. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.  Subsequently, the FASB issued the following standards related to ASU 2016-02: ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842,” ASU 2018-10, “Codification Improvements to Topic 842, Leases”, ASU 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”) and ASU 2018-20, “Narrow-Scope Improvements for Lessors”, which provided additional guidance and clarity to ASU 2016-02 (collectively, the “New Lease Standard”). The Company adopted this guidance as of January 1, 2019. See Note 13 in the accompanying Condensed Consolidated Financial Statements which describes the Company’s policy related to leases.

The existing guidance related to marketable equity securities first became relevant to the Company during the quarter ended March 31, 2018.  See Note 2 in the accompanying Condensed Consolidated Financial Statements which describes the Company’s policy related to marketable equity securities.

See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for a discussion of the Company’s other critical accounting policies.

Impact of Recently Issued Accounting Standards

See Note 2, Significant Accounting Policies and New Accounting Pronouncements, in the accompanying Condensed Consolidated Financial Statements for a summary of recently issued accounting standards.

Off-Balance Sheet Arrangements

CIBC has issued 2 standby letters of credit at March 31, 2019.  The first standby letter of credit is $0.5 million in favor of an insurance carrier to secure obligations which may arise in connection with future deductible payments that may be incurred under the Company’s worker’s compensation insurance policies.  The second standby letter of credit is $20 thousand in favor of a governmental agency to secure obligations which may arise in connection with worker’s compensation claims. During the fourth quarter of 2015 and first quarter of 2016, the Company entered into four 60-month equipment operating leases in sales and lease back transactions.  In connection with these transactions, the Company received $6.7 million, i.e., $2.6 million for the one executed in 2015 and a total of $4.1 million for the three executed in 2016. In February 2019, the Company came to an agreement with the bank to purchase the remaining equipment for $1.4 million.

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

See Note 17 – “Legal Proceedings and Other Contingencies” in the accompanying Condensed Consolidated Financial Statements for further information regarding our guarantees.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk disclosures have not materially changed since the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 was filed. The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 4—Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), and the Audit Committee of the Board of Directors, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as of March 31, 2019.  The Company’s evaluation has identified certain material weaknesses in its internal control over financial reporting as further described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Based on the evaluation of these material weaknesses, the Company has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2019 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on a number of factors, including the completion of the Audit Committee’s internal investigation, our internal review that identified revisions to our previously issued financial statements, and efforts to remediate the material weaknesses in internal control over financial reporting described below we believe the condensed consolidated financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

The effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that our controls and procedures will detect all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained.

Our Chief Executive Officer and Chief Financial Officer have determined that there were deficiencies in our internal control over financial reporting that constitute material weaknesses, as defined by SEC regulations, at March 31, 2019, with respect to procedures for:

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

6. The Company historically has acquired a number of non-public companies. In the course of integrating these companies’ financial reporting methods and systems with those of the Company, the Company has not effectively designed and implemented effective internal control activities, based on the criteria established in the COSO framework, across the organization in connection with such acquisitions.  We have identified deficiencies in the principles associated with the control activities component of the COSO framework.  Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to (i) our ability to attract, develop, and retain sufficient personnel to perform control activities, (ii) selecting and developing control activities that contribute to the mitigation of risks and support achievement of objectives, (iii) deploying control activities through consistent policies that establish what is expected and procedures that put policies into action, and (iv) holding individuals accountable for their internal control related responsibilities.

Accordingly, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting and disclosure controls and procedures, as defined by SEC regulations, were not effective at March 31, 2019.

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

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

The information set forth in Note 17 (Legal Proceedings and Other Contingencies) to the accompanying Condensed Consolidated Financial Statements included in Part I.  Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A—Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2018.

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

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1—January 31, 2019	2,882	$6.65	—	—
February 1—February 28, 2019	—	—	—	—
March 1—March 31, 2019	—	—	—	—
	2,882	$6.65	—	—

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

101*

The following financial information from Manitex International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Operations for the three months ended March 31, 2019 and 2018 (ii) Statements of Comprehensive Income (Loss) for three months ended March 31, 2019 and 2018, (iiI) Balance Sheets as of March 31, 2019 and December 31, 2018, (iv) Statement of Shareholders’ Equity for the three months ended March 31, 2019 and 2018; (v) Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (vi) Notes to Unaudited Interim Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 7, 2019

By:	/s/ David J. Langevin
David J. Langevin
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 7, 2019

By:	/s/ LAURA R. YU
Laura R. Yu
Chief Financial Officer (Principal Financial and Accounting Officer)