Form 10-Q
period 2019-06-30
Manitex International, Inc.
filed 2019-08-08
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares of the registrant’s common stock, no par, outstanding at August 1, 2019 was 19,689,873

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Manitex International, Inc. speaks as of June 30, 2019 unless specifically noted otherwise.  Unless otherwise indicated, Manitex International, Inc., together with its consolidated subsidiaries, is hereinafter referred to as “Manitex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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

MANITEX INTERNATIONAL, INC.

FORM 10-Q INDEX

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2019	December 31, 2018
	Unaudited	Unaudited
ASSETS
Current assets
Cash	$17,721	$22,103
Cash - restricted	236	245
Marketable equity securities	7,398	2,160
Trade receivables (net)	39,621	45,448
Other receivables	857	2,374
Inventory (net)	71,525	58,024
Prepaid expense and other	3,308	1,639
Total current assets	140,666	131,993
Total fixed assets, net of accumulated depreciation of $15,856 and $14,826 at June 30, 2019 and December 31, 2018, respectively	20,268	20,249
Operating lease assets	2,931	—
Intangible assets (net)	23,366	24,773
Goodwill	36,122	36,298
Other long-term assets	1,302	1,570
Deferred tax asset	2,099	2,366
Total assets	$226,754	$217,249
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$19,734	$22,706
Current portion of capital lease obligations	449	422
Current portion of operating lease liabilities	1,073	—
Accounts payable	44,378	36,896
Accounts payable related parties	182	1,371
Accrued expenses	9,874	9,249
Customer deposits	1,375	2,310
Total current liabilities	77,065	72,954
Long-term liabilities
Notes payable (net)	22,879	23,134
Capital lease obligations (net of current portion)	4,831	5,061
Non-current operating lease liabilities	1,871	—
Convertible note related party (net)	7,239	7,158
Convertible note (net)	14,644	14,530
Deferred gain on sale of property	707	842
Deferred tax liability	21	92
Other long-term liabilities	5,422	5,474
Total long-term liabilities	57,614	56,291
Total liabilities	134,679	129,245
Commitments and contingencies
Equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at June 30, 2019 and December 31, 2018	—	—
Common Stock—no par value 25,000,000 shares authorized, 19,689,873 and 19,645,773 shares issued and outstanding at June 30, 2019, and December 31, 2018, respectively	130,575	130,260
Paid in capital	2,640	2,674
Retained deficit	(37,615)	(41,761)
Accumulated other comprehensive loss	(3,525)	(3,169)
Total equity	92,075	88,004
Total liabilities and equity	$226,754	$217,249

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	Unaudited	Unaudited	Unaudited	Unaudited
Net revenues	$60,969	$63,904	$118,389	$120,579
Cost of sales	50,134	51,463	95,606	97,038
Gross profit	10,835	12,441	22,783	23,541
Operating expenses
Research and development costs	707	726	1,394	1,378
Selling, general and administrative expenses	9,930	9,008	19,426	18,994
Total operating expenses	10,637	9,734	20,820	20,372
Operating income	198	2,707	1,963	3,169
Other (expense) income
Interest expense	(1,095)	(1,503)	(2,226)	(3,056)
Interest income	51	—	120	—
Change in fair value of securities held	4,428	(1,588)	5,238	(1,401)
Foreign currency transaction income (loss)	22	(106)	(411)	(225)
Other income (expense)	12	29	(8)	(325)
Total other income (expense)	3,418	(3,168)	2,713	(5,007)
Income (loss) before income taxes and loss in equity interest	3,616	(461)	4,676	(1,838)
Income tax expense	380	506	530	205
Loss on equity investments (including loss on sale of shares)	—	—	—	(409)
Net income (loss)	$3,236	$(967)	$4,146	$(2,452)
Earnings (loss) Per Share
Basic	$0.16	$(0.05)	$0.21	$(0.14)
Diluted	$0.16	$(0.05)	$0.21	$(0.14)
Weighted average common shares outstanding
Basic	19,685,251	17,734,383	19,681,666	17,200,660
Diluted	19,734,195	17,734,383	19,714,584	17,200,660

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	Unaudited	Unaudited	Unaudited	Unaudited
Net income (loss):	$3,236	$(967)	$4,146	$(2,452)
Other comprehensive income (loss)
Foreign currency translation adjustments	264	(2,022)	(356)	(1,386)
Total other comprehensive income (loss)	264	(2,022)	(356)	(1,386)
Comprehensive income (loss)	3,500	(2,989)	3,790	(3,838)
Total comprehensive income (loss)	$3,500	$(2,989)	$3,790	$(3,838)

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	For the three and six months ended
	2019	2018
	Unaudited	Unaudited
Number of common shares outstanding
Balance at December 31	19,645,773	16,617,932
Employee 2004 incentive plan grant	39,822	59,946
Repurchase to satisfy withholding and cancelled	(2,882)	(8,892)
Balance at March 31	19,682,713	16,668,986
Employee 2004 incentive plan grant	7,160	18,990
Shares issued to Tadano (see Note 16)	—	2,918,542
Balance at June 30	19,689,873	19,606,518
Common Stock
Balance at December 31	$130,260	$97,661
Employee 2004 incentive plan grant	251	504
Repurchase to satisfy withholding and cancelled	(19)	(84)
Balance at March 31	$130,492	$98,081
Employee 2004 incentive plan grant	83	218
Shares issued to Tadano (see Note 16)	—	31,784
Balance at June 30	$130,575	$130,083
Paid in Capital
Balance at December 31	$2,674	$2,802
Proportional share of increase in equity investments' paid in capital	159	137
Employee 2004 incentive plan grant	(251)	(481)
Balance at March 31	$2,582	$2,458
Proportional share of increase in equity investments' paid in capital	141	326
Employee 2004 incentive plan grant	(83)	(76)
Balance at June 30	$2,640	$2,708
Retained Deficit
Deficit at December 31	$(41,761)	$(28,583)
Net income (loss)	910	(1,485)
Balance at March 31	$(40,851)	$(30,068)
Net income (loss)	3,236	(967)
Deficit at June 30	$(37,615)	$(31,035)
Accumulated Other Comprehensive Loss
Deficit at December 31	$(3,169)	$(1,035)
(Loss) gain on foreign currency translation	(620)	636
Balance at March 31	$(3,789)	$(399)
Gain (loss) on foreign currency translation	264	(2,022)
Deficit at June 30	$(3,525)	$(2,421)

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30,
	2019	2018
	Unaudited	Unaudited
Cash flows from operating activities:
Net income (loss)	$4,146	$(2,452)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	2,400	2,551
Loss on sale of partial interest in equity investment	—	87
Changes in allowances for doubtful accounts	290	20
Changes in inventory reserves	585	185
Revaluation of contingent acquisition liability	—	345
Deferred income taxes	186	261
Amortization of deferred debt issuance costs	99	179
Amortization of debt discount	208	221
Change in value of interest rate swaps	(1)	(1)
Loss from equity investments	—	204
Change in value of securities held	(5,238)	1,401
Share-based compensation	300	414
Adjustment to deferred gain on sales and lease back	(95)	(23)
Loss on disposal of assets	94	1
Reserves for uncertain tax provisions	59	43
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	6,720	(2,692)
Increase in inventory	(14,217)	(15,708)
Increase in prepaid expenses	(1,662)	(360)
Decrease in other assets	207	95
Increase in accounts payable	6,459	10,759
Increase (decrease) in accrued expense	672	(50)
Decrease in other current liabilities	(779)	(406)
Decrease in other long-term liabilities	(84)	(647)
Net cash provided by (used for) operating activities	349	(5,573)

Cash flows from investing activities:
Proceeds from the sale of partial interest in equity investment	—	7,000
Proceeds from the sale of fixed assets	—	9
Purchase of property and equipment	(1,284)	(434)
Investment in intangibles other than goodwill	(7)	(27)
Net cash (used for) provided by investing activities	(1,291)	6,548
Cash flows from financing activities:
Borrowings on revolving term credit facility	—	65,200
Payments on revolving term credit facility	—	(78,093)
Proceeds from investment in the Company	—	31,983
Net repayment on working capital facilities (See Note 11)	(2,888)	(2,668)
New borrowings—other	414	483
Debt issuance costs incurred	—	(50)
Note payments	(471)	(1,417)
Shares repurchased for income tax withholding on share-based compensation	(19)	(84)
Payments on capital lease obligations	(204)	(183)
Net cash (used for) provided by financing activities	(3,168)	15,171
Net (decrease) increase in cash and cash equivalents	(4,110)	16,146
Effect of exchange rate changes on cash	(281)	(574)
Cash and cash equivalents at the beginning of the year	22,348	5,366
Cash and cash equivalents at end of period	$17,957	$20,938
See Note 1 for supplemental cash flow disclosures

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except share and per share data)

1. Nature of Operations and Basis of Presentation

The  Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018 and the related Condensed Consolidated Statements of Operations, Comprehensive Income (Loss), Condensed Consolidated Statement of Shareholders’ Equity, and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods.  Interim results may not be indicative of results to be realized for the entire year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.  The Condensed Consolidated Balance Sheet as of December 31, 2018 was derived from our audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).

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

Supplemental Cash Flow Information

Transactions for the periods ended June 30, 2019 and 2018 are as follows:

	Six Months Ended June 30,
	2019	2018
Interest received in cash	$121	—
Interest paid in cash	1,786	2,777
Income tax payments in cash	140	—

Proportional share of increase in equity investments' paid in capital	—	14
Share based compensation paid in connection with Tadano transaction	—	200

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

Restricted Cash

Certain of the Company’s lending arrangements require the Company to post collateral or maintain minimum cash balances in escrow. These cash amounts are reported as current assets on the balance sheets based on when the cash will be contractually released. Total restricted cash was $236 and $245 at June 30, 2019 and December 31, 2018, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amounts the Company’s customers are invoiced and do not bear interest. Accounts receivable is reduced by an allowance for amounts that may become uncollectible in the future. The Company’s estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where the Company has information that the customer may have an inability to meet its financial obligations. The Company had allowances for doubtful accounts of $329 and $37 at June 30, 2019 and December 31, 2018, respectively.

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

Adoption of Highly Inflationary Accounting in Argentina

GAAP guidance requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100 percent. In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina (“PM Argentina”). Under highly inflationary accounting, PM Argentina’s functional currency became the Euro (its parent company’s reporting currency), and its income statement and balance sheet have been measured in Euros using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in other (income) and expense, net and was not material.  As of June 30, 2019, PM Argentina had a small net peso monetary position. Net sales of PM Argentina were less than 5 and 10 percent of our consolidated net sales for the six months ended June 30, 2019 and 2018, respectively.

Recently Issued Pronouncements- Not Yet Adopted

In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” (“ASU 2019-04”). ASU 2019-04 provides narrow scope amendments for Topics 326, 815 and 825.  The effective date will be the first quarter of fiscal year 2020 and early adoption is permitted. The Company is currently evaluating the impact that the amendments to Topic 326 will have on the implementation of the Credit Loss Standard. Adoption of the amendments to Topic 815 and Topic 825 are not expected to have a material effect on the Company’s consolidated financial statements.

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

The following table disaggregates our revenue for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Equipment sales	$52,190	$54,556	$101,563	$102,986
Part sales	7,854	8,030	15,156	15,117
Installation services	925	1,318	1,670	2,476
Total Revenue	$60,969	$63,904	$118,389	$120,579

The Company attributes revenue to different geographic areas based on where items are shipped to or services are performed.

The following table provides detail of revenues by geographic area for the three and six months ended June 30, 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$30,883	$31,111	$60,773	$57,584
Canada	6,254	6,888	12,274	14,227
Italy	6,689	5,609	11,612	11,216
Chile	2,439	2,654	4,822	4,576
France	2,264	2,299	4,210	4,253
Other	2,132	1,852	4,008	4,087
Argentina	2,024	1,522	3,890	5,673
United Kingdom	1,156	2,462	2,747	3,144
Spain	1,333	1,676	2,392	2,880
Germany	804	2,164	2,151	2,439
Finland	669	886	1,847	1,837
Mexico	1,195	304	1,739	584
Romania	850	137	1,015	225
Peru	276	200	734	283
Hong Kong	262	146	707	200
Singapore	546	132	637	133
Israel	148	190	585	618
Czech Republic	180	496	513	1,002
Netherlands	274	332	510	792
Ireland	86	77	403	336
Martinique	138	184	150	260
China	122	35	125	56
Morocco	91	49	91	87
Denmark	7	25	68	245
Turkey	—	68	63	126
United Arab Emirates	39	336	57	348
Bahrain	3	79	55	141
Indonesia	23	95	50	173
Saudi Arabia	24	140	48	179
Russia	20	114	37	149
Puerto Rico	26	39	34	49
Belgium	—	76	26	226
South Africa	12	—	15	213
Kuwait	—	318	1	328
Qatar	—	673	—	800
Malaysia	—	371	—	741
Ukraine	—	141	—	289
Thailand	—	—	—	56
Australia	—	24	—	24
	$60,969	$63,904	$118,389	$120,579

Total Company Revenues by Sources

The sources of the Company’s revenues are summarized below for the three and six months ended June 30, 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Boom trucks, knuckle boom & truck cranes	$43,816	$47,265	$83,387	$88,815
Part sales	7,854	8,030	15,156	15,117
Other equipment	3,462	2,972	8,864	6,389
Mobile tanks	3,463	3,319	6,450	4,803
Rough terrain cranes	1,449	1,000	2,862	2,979
Installation services	925	1,318	1,670	2,476
Total Revenue	$60,969	$63,904	$118,389	$120,579

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

The following table summarizes changes in customer deposits for the six months ended June 30, 2019:

Customer deposits at January 1, 2019	$2,310
Revenue recognized from customer deposits	(3,549)
Additional customer deposits received where revenue has not yet been recognized	2,657
Effect of change in exchange rates	(43)
Customer deposits at June 30, 2019	$1,375

4. Financial Instruments—Marketable Securities, Forward Currency Exchange Contracts and Interest Rate Swap Contracts

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 by level within the fair value hierarchy. As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is summary of items that the Company measures at fair value on a recurring basis:

	Fair Value at June 30, 2019
	Level 1	Level 2	Level 3	Total
Asset:
Marketable securities	$7,398	$—	$—	$7,398
Forward currency exchange contracts	—	—	—	—
Total current assets at fair value	$7,398	$—	$—	$7,398
Liabilities:
Interest rate swap contracts	$—	$1	$—	$1
Forward currency exchange contracts	—	87	—	87
PM contingent liabilities	—	—	318	318
Valla contingent consideration	—	—	208	208
Total recurring liabilities at fair value	$—	$88	$526	$614

	Fair Value at December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$2,160	$—	$—	$2,160
Forward currency exchange contracts	—	91	—	91
Total current assets at fair value	$2,160	$91	$—	$2,251
Liabilities:
PM contingent liabilities	$—	$—	$321	$321
Valla contingent consideration	—	—	210	210
Interest rate swap contracts	—	2	—	2
Total liabilities at fair value	$—	$2	$531	$533

	Fair Value Measurements Using Significant Unobservable Inputs (level 3)
	PM Contingent Consideration	Valla Contingent Consideration	Total
Liabilities:
Balance at January 1, 2019	$321	$210	$531
Effect of change in exchange rates	(3)	(2)	(5)
Change in fair value during the period	—	—	—
Balance at June 30, 2019	$318	$208	$526

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

Forward Currency Contracts

When the Company receives a significant order in a currency other than the operating unit’s functional currency, management may evaluate different options that are available to mitigate future currency exchange risks. As of June 30, 2019, the Company had no outstanding forward currency contracts that were in place to hedge future sales. Therefore, there are currently no unrealized pre-tax gains or losses which will reclassified from other comprehensive income into earnings during the next 12 months.

In addition, the Company enters into forward currency exchange contracts in relationship such that the exchange gains and losses on certain assets and liabilities denominated in a currency other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. PM Group has an intercompany receivable denominated in Euros from its Chilean subsidiary.  At June 30, 2019, the Company had entered into two forward currency exchange contracts that mature on July 15, 2019.  Under the first contract the Company is obligated to sell 2,300,000 Chilean pesos for 2,910 euros. The Company has a second contract which obligates the Company to sell 65,000 Chilean pesos for $93. The purpose of the forward contracts is to mitigate the income effect related to this intercompany receivable that results with a change in exchange rate between the Euro and the Chilean peso.

Interest Rate Swap Contracts

A contract was signed by PM Group, for an original notional amount of € 482 (€ 135 at June 30, 2019), maturing on October 1, 2020 with interest paid monthly.   PM pays interest at a rate of 3.90% and receives from the counterparties interest at the “Euribor” rate for the period in question if greater than 0.90%.

As of June 30, 2019, the Company had the following forward currency contracts and interest rate swaps:

Nature of Derivative	Currency	Amount	Type
Forward currency sales contracts	Chilean peso	2,365,000	Not designated as hedge instrument
Interest rate swap contract	Euro	482	Not designated as hedge instrument

The following table provides the location and fair value amounts of derivative instruments that are reported in the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018:

Total derivatives NOT designated as a hedge instrument

		Fair Value
	Balance Sheet Location	June 30, 2019	December 31, 2018
Asset Derivatives
Foreign currency exchange contract	Prepaid expense and other	$—	$91

Liabilities Derivatives
Foreign currency exchange contract	Accrued expense	$87	$—
Interest rate swap contracts	Notes payable	1	2
Total liabilities		$88	$2

The following tables provide the effect of derivative instruments on the Condensed Consolidated Statements of Operations for the six months ended June 30, 2019 and 2018:

		Gain (loss)		Gain (loss)
	Location of gain or (loss) recognized in Statement of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Derivatives Not Designated as Hedge Instruments
Forward currency contracts	Foreign currency transaction (losses) gains	$(133)	$85	$(178)	$135
Interest rate swap contracts	Interest expense	2	—	3	1
		$(131)	$85	$(175)	$136

The counterparty to each of the currency exchange forward contracts is a major financial institution with credit ratings of investment grade or better and no collateral is required. Management continues to monitor counterparty risk and believes the risk of incurring losses on derivative contracts related to credit risk is unlikely.

6. Inventory, net

The components of inventory are as follows:

	June 30, 2019	December 31, 2018
Raw materials and purchased parts, net	$46,484	$38,192
Work in process, net	5,322	5,360
Finished goods, net	19,719	14,472
Inventory, net	$71,525	$58,024

The Company has established reserves for obsolete and excess inventory of $6,551 and $5,967 as of June 30, 2019 and December 31, 2018, respectively.

7. Goodwill and Intangible Assets

Intangible assets and accumulated amortization by category as of June 30, 2019 is as follows:

	Weighted Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (in years)	Amount	Amortization	Amount
Patented and unpatented technology	6	$18,063	$(13,165)	$4,898
Customer relationships	13	23,223	(12,171)	11,052
Trade names and trademarks	13	9,800	(2,384)	7,416
Total intangible assets, net				$23,366

Intangible assets and accumulated amortization by category as of December 31, 2018 is as follows:

	Weighted Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Amount
Patented and unpatented technology	7	$18,111	$(12,762)	$5,349
Customer relationships	13	23,301	(11,419)	11,882
Trade names and trademarks	13	9,828	(2,286)	7,542
Total Intangible assets				$24,773

Amortization expense for intangible assets was $646 and $570 for the three months and $1,295 and $1,424 for the six months ended June 30, 2019 and 2018, respectively.

Estimated amortization expense for the next five years and subsequent is as follows:

Amount
2019	$2,075
2020	2,043
2021	2,032
2022	2,032
2023	2,022
And subsequent	8,192
Total intangibles currently to be amortized	18,396
Intangibles with indefinite lives not amortized	4,970
Total intangible assets	$23,366

Changes in goodwill for the six months ended June 30, 2019 are as follows:

Total
Balance January 1, 2019	$36,298
Effect of change in exchange rates	(176)
Balance June 30, 2019	$36,122

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

9. Accrued Expenses

	June 30, 2019	December 31, 2018
Accrued payroll	$2,085	$1,195
Accrued employee benefits	591	951
Accrued bonuses	288	146
Accrued vacation	1,389	1,274
Accrued interest	1,163	723
Accrued commissions	368	424
Accrued expenses—other	1,182	1,038
Accrued warranty	1,775	2,004
Accrued taxes other than income taxes	823	1,243
Accrued product liability and workers compensation claims	210	251
Total accrued expenses	$9,874	$9,249

10. Accrued Warranty

The accrued warranty liability is established using historical warranty claim experience; however, the current provision may be adjusted to take into consideration unusual or non-recurring events in the past or anticipated changes in future warrant claims.

	For the six months ended
	June 30,
	2019	2018
Balance January 1,	$2,004	$2,030
Accrual for warranties issued during the period	1,156	1,570
Warranty services provided	(831)	(1,446)
Changes in estimate	(521)	15
Foreign currency translation	(33)	13
Balance June 30,	$1,775	$2,182

11. Credit Facilities and Debt

U.S.  Credit Facilities

At June 30, 2019, the Company and its U.S. subsidiaries have a Loan and Security Agreement, as amended, (the “Loan Agreement”) with The CIBC Bank USA (“CIBC”), formerly known as “The Private Bank and Trust Company”.  The Loan Agreement provides a revolving credit facility with a maturity date of July 20, 2021.   The aggregate amount of the facility is $25,000.

The maximum borrowing available to the Company under the Loan Agreement is limited to: (1) 85% of eligible receivables; plus (2) 50% of eligible inventory valued at the lower of cost or net realizable value subject to a $17,500 limit; plus (3) 80% of eligible used equipment, as defined, valued at the lower of cost or market subject to a $2,000 limit.  At June 30, 2019, the maximum the Company could borrow based on available collateral was $24,500.  At June 30, 2019, the Company had no borrowings under this facility.  The Company’s collateral is subject to a $5,000 reserve until the Fixed Charge Coverage ratio exceeds 1.15 to 1.00.  The indebtedness under the Loan Agreement is collateralized by substantially all of the Company’s assets, except for the certain assets of the Company’s subsidiaries.

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

The Loan Agreement subjects the Company and its domestic subsidiaries to a quarterly EBITDA covenant (as defined).  The quarterly EBITDA covenant (as defined) is $2,000 for all quarters starting with the quarter ended September 30, 2017 through the end of the agreement. Additionally, the Company and its domestic subsidiaries are subject to a Fixed Charge Coverage ratio of 1.05 to 1.00 measured on an annual basis beginning December 31, 2017, followed by a Fixed Charge Coverage ratio of 1.15 to 1.00 measured quarterly starting March 31, 2018 (based on a trailing twelve-month basis) through the term of the agreement. At the end of a quarter, if there is $15,000 of availability and outstanding borrowings of less than $5,000, covenant testing is waived. The Loan Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, pay dividends or make distributions, repurchase stock, in each case subject to customary exceptions for a credit facility of this size.  The Company was in compliance with the loan covenants at June 30, 2019 and December 31, 2018.

Note Payable—Bank

At June 30, 2019, the Company has a $238 term note payable to a bank. The Company is required to make ten monthly payments of $60 that began on January 1, 2019. The note dated January 1, 2019 had an original principal amount of $588 and an annual interest rate of 4.99%. Proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest in the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums.

The Loan Agreement has a Letter of Credit facility of $3,000, which is fully reserved against availability.

Note Payable—Winona Facility Purchase

At June 30, 2019, Badger has a balance on note payable to Avis Industrial Corporation of $331.  Badger is required to make 60 monthly payments of $10 that began on August 1, 2017.  The note dated July 26, 2017, had an original principal amount of $500 and annual interest rate of 8.00%.  The note is guaranteed by the Company.

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

PM Group Short-Term Working Capital Borrowings

At June 30, 2019, PM Group had established demand credit and overdraft facilities with five Italian banks, one Spanish bank and eight banks in South America. Under the facilities, PM Group can borrow up to approximately €22,072 ($25,105) for advances against invoices, and letter of credit and bank overdrafts. At December 31, 2018, PM Group had established demand credit and overdraft facilities with five Italian banks and eight banks in South America. Under the facilities, PM Group can borrow up to approximately €21,990 ($25,192) for advances against invoices, and letter of credit and bank overdrafts. These facilities are divided into two types: working capital facilities and cash facilities. Interest on the Italian working capital facilities and cash facilities is charged at the 3-month Euribor plus 175 or 200 basis points and 3-month Euribor plus 350 basis points, respectively. Interest on the South American facilities is charged at a flat rate of points for advances on invoices ranging from 7%-75% and 9% - 65% during the six months ended June 30, 2019 and 12 months ended December 31, 2018, respectively.

At June 30, 2019 the Italian banks had advanced PM Group €12,836 ($14,600), at variable interest rates, which currently range from 1.75% to 2.00%. At June 30, 2019, there were no advances to PM Group from the Spanish bank. At June 30, 2019, the South American banks had advanced PM Group €806 ($917). At December 31, 2018, the Italian banks had advanced PM Group €15,796 ($18,096), at variable interest rates, which currently range from 1.75% to 2.00%. At December 31, 2018, there were no advances to PM Group from the Spanish bank. At December 31, 2018, the South American banks had advanced PM Group €715 ($820). Total short-term borrowings for PM Group were €13,642 ($15,516) and €16,511 ($18,916) at June 30, 2019 and December 31, 2018, respectively.

PM Group Term Loans

At June 30, 2019 PM Group has a €10,451 ($11,887) term loan with two Italian banks, BPER and Unicredit. The term loan is split into a note and a balloon payment and is secured by PM Group’s common stock. At June 30, 2019, the note and balloon payment have an outstanding principal balance of €7,449 ($8,472) and €3,001 ($3,414) respectively.  Both are charged interest at a fixed rate of 3.5%, with an effective rate of 3.5% at June 30, 2019. The note is payable in annual installments of principal €958 for 2019, €991 for

2020, €1,026 for 2021, €1,062 for 2022, €1,099 for 2023, €1,137 for 2024, and €1,177 for 2025.  The balloon payment is payable in a single payment of €3,002 in 2026. See above for restructuring. At December 31, 2018 the note and balloon payment had an outstanding principal balance of €7,449 ($8,534) and €3,002 ($3,439), respectively.

An adjustment in the purchase accounting to value the non-interest-bearing debt at its fair market value was made. At March 6, 2018 it was determined that the fair value of the debt was €480 or $550 less than the book value. This reduction is not reflected in the above descriptions of PM debt. This discount is being amortized over the life of the debt and being charged to interest expense. As of June 30, 2019, the remaining balance was €336 or $382 and has been offset to the debt.

At June 30, 2019, PM Group has unsecured borrowings with three Italian banks totaling €12,116 ($13,781). At December 31, 2018, PM Group has unsecured borrowings with three Italian banks totaling €12,115 ($13,879). Interest on the unsecured notes is charged at a stated and effective rate of 3.5% at June 30, 2019 and December 31, 2018. Annual payments of €1,731 are payable beginning in 2019 and ending in 2025.

PM Group is subject to certain financial covenants as defined by the debt restructuring agreement including maintaining (1) Net debt to EBITDA, (2) Net debt to equity, and (3) EBITDA to net financial charges ratios. The covenants are measured on a semi-annual basis beginning on December 31, 2018.    The Company was in compliance with the loan covenants at June 30, 2019.

At June 30, 2019 and December 31, 2018, Autogru PM RO, a subsidiary of PM Group, had three notes. The first note is payable in 60 monthly principal installments of €8 ($9), plus interest at the 1-month Euribor plus 300 basis points, effective rate of 3.00% at June 30, 2019 and December 31, 2018, maturing October 2020. At June 30, 2019 and December 31, 2018, the outstanding principal balance of the note was €135 ($154) and €186 ($213).

The second note is payable in monthly installments of €9 ($10) starting from April 2019 and ending in September 2019, and one final payment of €244 ($278) in September 2019. The note is charged interest at the 1-month Euribor plus 250 basis points, effective rate of 2.50% at June 30, 2019 and December 31, 2018.  At June 30, 2019 and December 31, 2018, the outstanding principal balance of the note was €269 ($306) and €320 ($367).

The third note is divided in three parts: the first part is payable in 60 monthly installments of €1 ($1) plus interest at the 6-month Euribor plus 275 basis points, effective rate of 2.75% at June 30, 2019 and December 31, 2018, maturing February 2023; the second part is payable in 60 monthly installments of €4 ($5) plus interest at the 6-month Euribor plus 275 basis points, effective rate of 2.75% at June 30, 2019 and December 31, 2018, maturing April 2023; the third part  is payable in 60 monthly installments of €1 ($1) plus interest at the 6-month Euribor plus 275 basis points, effective rate of 2.75% at June 30, 2019 and December 31, 2018, maturing June 2023. At June 30, 2019 and December 31, 2018, the outstanding principal balance of the note was €269 ($306) and €304 ($348).

PM has an interest rate swap with a fair market value at June 30, 2019 and December 31, 2018 of €1 or $1 which has been included in debt.

At December 31, 2018, PM Argentina Sistemas de Elevacion, a subsidiary of PM Group had a note payable. The note was payable in fifteen monthly installments of €13 ($15) starting from March 2018 and ending in May 2019, the note was charged interest at 28.50% at December 31, 2018.  As of June 30, 2019, this note was paid off. At December 31, 2018, the outstanding principal balance of the note was €68 ($78).

Valla Short-Term Working Capital Borrowings

At June 30, 2019 and December 31, 2018, Valla had established demand credit and overdraft facilities with two Italian banks. Under the facilities, Valla can borrow up to approximately €760 ($864) and €870 ($997) as of June 30, 2019 and December 31, 2018, for advances against orders, invoices and bank overdrafts. Interest on the Italian working capital facilities is charged at a flat percentage rate for advances on invoices and orders ranging from 1.67% - 4.75% and 4.50% - 4.75%. At June 30, 2019 and December 31, 2018, the Italian banks had advanced Valla €357 ($406) and €40 ($46).

Valla Term Loans

At June 30, 2019 and December 31, 2018, Valla has a term loan with Carisbo.  The note is payable in quarterly principal installments beginning on October 30, 2017 of €8 ($9), plus interest at the 3-month Euribor plus 470 basis points, for an effective rate of 4.36% at June 30, 2019 and December 31, 2018. The note matures in January 2021. At June 30, 2019 and December 31, 2018, the outstanding principal balance of the note was €61 ($69) and €71 ($81).

Capital leases

Georgetown facility

The Company leases its Georgetown facility under a capital lease that expires on April 30, 2028.  The monthly rent is currently $66 and is increased by 3% annually on September 1 during the term of the lease.   At June 30, 2019, the outstanding capital lease obligation is $4,927.

Equipment

The Company has entered into a lease agreement with a bank pursuant to which the Company is permitted to borrow 100% of the cost of new equipment with 38 month repayment periods. At the conclusion of the lease period, for each piece of equipment the Company is required to purchase that piece of leased equipment for one dollar.

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

The following is a summary of amounts financed under equipment capital lease agreements:

				Balance as of
	Amount Borrowed	Repayment Period	Amount of Monthly Payment	June 30, 2019
New equipment	$896	38	$18	$350

As of June 30, 2019, the Company has one additional capital lease with total capitalized lease obligations of $3.

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

As of June 30, 2019, and December 31, 2018, the note had a remaining principal balance of $7,239 and $7,158 and an unamortized discount of $261 and $342, respectively.

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

As of June 30, 2019, the note had a remaining principal balance of $14,791 (less $147 debt issuance cost for a net debt of $14,644) and an unamortized discount of $209, compared to a remaining balance of $14,726 (less $196 debt issuance cost for a net debt of $14,530) and an unamortized discount of $274 at December 31, 2018.

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

If there was a rate explicit in the lease, this was the discount rate used. For those leases with no explicit or implicit interest rate, an incremental borrowing rate was used.  The weighted average remaining useful life for operating and finance leases was 4 and 8 years, respectively. The weighted average discount rate for operating and finance leases was 4.7% and 12.5% respectively.

Leases (thousands)	Classification	June 30, 2019
Assets
Operating lease assets	Operating lease assets	$2,931
Finance lease assets	Fixed assets, net	3,925
Total leased assets		6,856

Liabilities
Current
Operating	Current liabilities	$1,073
Financing	Current liabilities	449

Noncurrent
Operating	Noncurrent liabilities	1,871
Financing	Noncurrent liabilities	4,831
Total lease liabilities		$8,224

Lease Cost (thousands)	Classification	For the three months ended June 30, 2019	For the six months ended June 30, 2019
Operating lease costs	Operating lease assets	$244	$509
Finance lease cost
Depreciation/Amortization of leased assets	Depreciation or Inventory reserve	142	285
Interest on lease liabilities	Interest expense	169	314
Lease cost		$555	$1,108

Other Information (thousands)	For the six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$572
Operating cash flows from finance leases	$214
Financing cash flows from finance leases	$314

Future principal minimum lease payments are:

	Operating Leases	Capital Leases
2019	$1,161	$1,055
2020	731	1,007
2021	444	891
2022	300	918
2023	120	945
And subsequent	342	3,896
Total undiscounted lease payments	3,098	8,712
Less interest	(154)	(3,432)
Total liabilities	$2,944	$5,280
Less current maturities	(1,073)	(449)
Non-current lease liabilities	$1,871	$4,831

14. Income Taxes

For the three months ended June 30, 2019, the Company recorded an income tax provision of $380, which includes a discrete income tax expense of $13. The calculation of the overall income tax provision for the three months ended June 30, 2019 primarily consists of foreign income taxes, a domestic income tax expense resulting from state and local taxes and a discrete income tax expense related to the accrual of taxes and interest related to unrecognized tax benefits.  For the three months ended June 30, 2018, the Company recorded an income tax provision of $506, which includes a discrete income tax provision of $22.

The effective tax rate for the three months ended June 30, 2019 was an income tax provision of 10.5% on pretax income of $3,616 compared to an income tax provision of 109.8% on a pretax loss of $461 in the comparable prior period. The effective tax rate for the three months ended June 30, 2019 differs from the U.S. statutory rate of 21% primarily due to the mix of domestic and foreign earnings, nondeductible foreign permanent differences, domestic losses for which the Company is not recognizing an income tax benefit and an accrual of interest related to prior year unrecognized tax benefits.

For the six months ended June 30, 2019, the Company recorded an income tax provision of $530, which includes a discrete income tax provision of $60. The calculation of the overall income tax provision for the six months ended June 30, 2019 primarily consists of foreign income taxes, a domestic income tax expense resulting from state and local taxes and a discrete income tax expense related to the accrual of interest related to unrecognized tax benefits.  For the six months ended June 30, 2018, the Company recorded an income tax provision of $205, which includes a discrete tax provision of $45.

The effective tax rate for the six months ended June 30, 2019 was an income tax provision of 11.3% on pretax income of $4,676 compared to an income tax provision of 9.1% on a pretax loss of $2,247 in the comparable prior period. The effective tax rate for the six months ended June 30, 2019 differs from the U.S. statutory rate of 21% primarily due to the mix of domestic and foreign earnings, nondeductible foreign permanent differences, domestic losses for which the Company is not recognizing an income tax benefit and an accrual of interest related to unrecognized tax benefits.

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

The Company’s total unrecognized tax benefits as of June 30, 2019 and 2018 were approximately $4,116 and $1,016 which would reduce the Company’s effective tax rate by approximately $0.9 million, if recognized. Included in the unrecognized tax benefits is a liability for the disputed Romania income tax audit assessment for tax years 2012-2016. Depending upon the final resolution of the disputed income tax assessment, the uncertain tax position liability could be higher or lower than the amount recorded at March 31, 2019.  A favorable resolution of an unrecognized tax benefit could be recognized as a reduction in the tax provision and effective rate in the period of resolution. An unfavorable settlement of an unrecognized tax benefit could increase the tax provision and effective tax rate, and may require the use of cash in the period of resolution. It is not reasonably possible estimate the change in unrecognized tax benefits within 12 months of the reporting date.

15. Net Earnings (Loss) per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of convertible debt, restricted stock units and stock options. Details of the calculations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$3,236	$(967)	$4,146	$(2,452)

Earnings (loss) per share
Basic	$0.16	$(0.05)	$0.21	$(0.14)
Diluted	$0.16	$(0.05)	$0.21	$(0.14)

Weighted average common shares outstanding
Basic	19,685,251	17,734,383	19,681,666	17,200,660

Diluted
Basic	19,685,251	17,734,383	19,681,666	17,200,660
Dilutive effect of restricted stock units and stock options	48,944	—	32,918	—
	19,734,195	17,734,383	19,714,584	17,200,660

The following securities were not included in the computation of diluted earnings per share as their effect would have been antidilutive:

	As of June 30,
	2019	2018
Unvested restricted stock units	162,218	118,849
Options to purchase common stock	47,437	47,437
Convertible subordinated notes	1,549,451	1,549,451
	1,759,106	1,715,737

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

The Purchase Agreement also provides for certain rights of Tadano and certain limitations on the Company, subject in each case to Tadano continuing to meet certain minimum ownership requirements. Specifically, so long as Tadano owns at least a majority of the Shares, Tadano has certain preemptive rights to purchase its pro rata share of specified equity securities (including certain derivative and convertible securities) issued by the Company after the Closing Date. Additionally, so long as Tadano owns at least 10% of the Company’s issued and outstanding shares of common stock, the Company is prohibited, absent Tadano’s consent, from, among other items: (i) increasing the number of directors on the Company’s board of directors to a number greater than ten; (ii) entering into certain related person or affiliated transactions, subject to certain exceptions; and (iii) authorizing or approving any plan of dissolution of the Company, any liquidating distribution of the Company’s assets or other action relating to the dissolution or liquidation of the Company. The Purchase Agreement also contains certain restrictions on asset sales by the Company. In addition, so long as it owns at least 10% of the Company’s issued and outstanding shares of common stock, Tadano shall has the right to nominate one individual to serve on the Company’s board of directors

See the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2018 for additional information regarding this transaction.

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

Stock Issued to Employees and Directors

The Company issued shares of common stock to employees and Directors as restricted stock units issued under the Company’s 2004 Incentive Plan vested. Upon issuance entries were recorded to increase common stock and decrease paid in capital for the amounts shown below. The following is a summary of stock issuances that occurred during the period:

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
January 1, 2019	Employee	2,500	$14
January 4, 2019	Directors	7,900	48
January 4, 2019	Employee	21,502	131
March 13, 2019	Directors	7,920	58
May 15, 2019	Employee	560	6
May 31, 2019	Directors	6,600	77

		46,982	$334

Stock Repurchase

The Company purchases shares of Common Stock from certain employees at the closing share price on the date of purchase. The stock is purchased from the employees to satisfy employees’ withholding tax obligations related to stock issuances described above. The below table summarizes shares repurchased from employees during the current year through June 30, 2019:

Date of Purchase	Shares Purchased	Closing Price on Date of Purchase
January 1, 2019	2,882	$6.65
	2,882

Equity was decreased by $19, the aggregated value of the shares reflected in the table above.

Manitex International, Inc. 2019 Equity Incentive Plan

In 2019, the Company adopted the Manitex International, Inc. 2019 Equity Incentive Plan. The maximum number of shares of common stock reserved for issuance under the plan is 1,329,364 shares. The total number of shares reserved for issuance however, can be adjusted to reflect certain corporate transactions or changes in the Company’s capital structure. The Company’s employees and members of the board of directors who are not our employees or employees of our affiliates are eligible to participate in the plan. The plan is administered by a committee of the board comprised of members who are outside directors. The plan provides that the committee has the authority to, among other things, select plan participants, determine the type and amount of awards, determine award terms, fix all other conditions of any awards, interpret the plan and any plan awards. Under the plan, the committee can grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units, except Directors may not be granted stock appreciation rights, performance shares and performance units. During any calendar year, participants are limited in the number of grants they may receive under the plan. In any year, an individual may not receive options for more than 15,000 shares, stock appreciation rights with respect to more than 20,000 shares, more than 20,000 shares of restricted stock and/or an award for more than 10,000 performance shares or restricted stock units or performance units. The plan requires that the exercise price for stock options and stock appreciation rights be not less than fair market value of the Company’s common stock on date of grant.

Restricted stock units are subject to the same conditions as the restricted stock awards except the restricted stock units will not have voting rights and the common stock will not be issued until the vesting criteria are satisfied.

Restricted Stock Awards

The following table contains information regarding restricted stock units:

June 30, 2019
Outstanding on January 1, 2019	72,874
Units granted during the period	137,310
Vested and issued	(44,100)
Vested-issued and repurchased for income tax withholding	(2,882)
Forfeited	(984)
Outstanding on June 30, 2019	162,218

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $141 and $268 for the three months and $300 and $391 for the six months ended June 30, 2019 and 2018, respectively.  Additional compensation expense related to restricted stock units will be $269, $365 and $284 for the remainder of 2019, 2020 and 2021, respectively.

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

On May 5, 2011, the Company entered into two separate settlement agreements with two plaintiffs. As of June 30, 2019, the Company has a remaining obligation under the agreements to pay the plaintiffs an aggregate of $1,140 without interest in 12 annual installments of $95 on or before May 22 of each year. The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total payment will be charged to interest expense over the payment period.

It is reasonably possible that the “Estimated Reserve for Product Liability Claims” may change within the next 12 months. A change in estimate could occur if a case is settled for more or less than anticipated, or if additional information becomes known to the Company.

Romania Income Tax Audit

As described in Note 14, Income Taxes, included in the unrecognized tax benefits is a liability for the disputed Romania income tax audit assessment for tax years 2012-2016.  Depending upon the final resolution of the income tax assessment, the liability could be higher or lower than the amount recorded at June 30, 2019.

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

Beginning in the second quarter of 2019, Tadano purchased cranes and parts from PM.

C&M is a distributor of Terex rough terrain and truck cranes.  As such, C&M purchases cranes and parts from Terex. Additionally, the Company has a convertible note with a face amount of $7,500 payable to Terex.  See Note 12 for additional details.

During the quarter ended March 31, 2017, the Company was the majority owner of ASV and, therefore, ASV was not a related party during that period.  In May 2017, the Company reduced is its ownership interest in ASV to 21.2% and in February 2018 further reduced its ownership to approximately 11%.   As such, ASV became a related party beginning in the quarter ended June 30, 2017.  The Company did not have any transactions with ASV during the six-months ended June 30, 2019.

As of June 30, 2019 and December 31, 2018, the Company had accounts receivable and payable with related parties as shown below:

		June 30, 2019	December 31, 2018
Accounts Receivable	Tadano	$46	$23
Accounts Payable	Terex	228	1,394
Net Related Party Accounts Payable		$182	$1,371

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

		Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Rent paid:	Bridgeview Facility (1)	$68	$66	$136	$132

Sales to:	Terex	$5	$—	$8	$—
	Tadano	139	—	139	—
Total Sales		$144	$—	$147	$—

Purchases from:	Terex	$284	$527	$908	$670

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

Note Payable to Terex

As of June 30, 2019, the Company had a convertible note payable of $7,239 (net of unamortized debt discount) to Terex.  See Note 12 for additional details regarding this convertible note.

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

Going forward, the Company’s remaining investment in ASV is shown on the condensed consolidated balance sheet as a marketable equity security that will be marked to market (fair value) each reporting period.  Gains and losses related to fair value adjustments on marketable equity securities are recorded into income each reporting period.  The Company recognized an $4.4 million gain from change in fair value of marketable securities during the quarter ended June 30, 2019 and a gain of $5.2 million for the six months ended June 30, 2019.

20. Subsequent Event

ASV Holdings Plan of Merger

On June 26, 2019, ASV Holdings entered into an Agreement and Plan of Merger (the “Merger Agreement”) among Yanmar America Corporation, a Georgia corporation (“Parent”), Osaka Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), and Yanmar Co., Ltd., a company organized under the laws of Japan (“Guarantor”).

The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger” and, collectively with the other transactions contemplated by the Merger Agreement, the “Transactions”), with ASV Holdings continuing as the surviving corporation and as a wholly owned subsidiary of Parent.

At the effective time of the Merger (the “Effective Time”), each share of common stock for which appraisal rights have been validly asserted shall be converted into the right to receive $7.05 per share in cash. The Company expects to receive approximately $7.6 million in cash at closing, which is expected to occur during the third quarter of 2019.

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

Economic Conditions

In 2018, demand for boom trucks continued to be significantly above 2017 levels with industry shipments increasing 19% versus 2017. The general economic environment in the United States during 2018 was favorable. During 2018, the United States economy was strong, oil prices strengthened, and U.S. oil rig count increased to 1,083 at December 28, 2018 from 929 at December 31, 2017. During the first quarter of 2019 order rate for straight-mask crane business was an annualized 1,500 units, which would represent approximately 30% growth over 2018 shipment levels. During the second quarter of 2019, it became clearer that the demand environment in the United States has been volatile, with bookings for our straight mask cranes slowing modestly, after getting off to a very torrid start in early 2019. For 2019, the annualized order rate for straight-mask cranes is now approximately 1,200 units consistent with 2018 levels. The data that the Company has seen indicates that dealer rental utilization and United States commercial construction indices remain at healthy levels.

In 2018, the demand for knuckle boom cranes was steady in all the markets that PM sells into except for some markets in Latin America where local currency turbulence with strong devaluations towards the Euro and US dollar affected the local demand.  The demand from the Middle East market was consistent with 2017 but remained significantly slow.  During 2018, demand from Western and Northern Europe, PM’s largest markets, remained at a solid level. Although there was light growth in the other PM markets, the demand from such other markets was still lower than the levels achieved in the past. PM’s markets appeared to be stable moving into the remainder of 2019.

The Company’s backlog is $56.6 and $66.7 million at June 30, 2019 and December 31, 2018, respectively.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Net income (loss) for the three-month periods ended June 30, 2019 and 2018

For the three months ended June 30, 2019 and 2018 the Company had net income of $3.2 million and a net loss of $1.0 million, respectively.

For the three months ended June 30, 2019, the net income of $3.2 million consisted of revenue of $61.0 million, cost of sales of $50.1 million, research and development costs of $0.7 million, SG&A expenses of $9.9 million, interest expense of $1.1 million, interest income of $0.1 million, a gain in change in fair value of securities held of $4.4 million, a foreign currency income of $0.01 million, and income tax expense of $0.4 million.

For the three months ended June 30, 2018, the net loss of $1.0 million consisted of revenue of $63.9 million, cost of sales of $51.5 million, research and development costs of $0.7 million, SG&A expenses of $9.0 million, interest expense of $1.5 million, a loss in the fair value of securities held of $1.6 million, a foreign currency loss of $0.1 million, other income of $0.1 million, and income tax expense of $0.5 million.

Net revenues and gross profit —For the three months ended June 30, 2019, net revenues and gross profit were $61.0 million and $10.8 million, respectively. Gross profit as a percent of revenues was 17.8% for the three months ended June 30, 2019. For the three months ended June 30, 2018, net revenues and gross profit were $63.9 million and $12.4 million, respectively. Gross profit as a percent of revenues was 19.5% for the three months ended June 30, 2018.

Net revenues decreased $2.9 million or 4.5% to $61.0 million for the three months ended June 30, 2019 from $63.9 million for the comparable period in 2018. The decrease in revenues is primarily due to decreases in straight mast and knuckle boom cranes. The revenues for the three months ended June 30, 2019 were also unfavorably impacted by $1.5 million in foreign currency translation adjustments resulting from a weaker Euro.

Our gross profit decreased $1.6 million to $10.8 million for the three months ended June 30, 2019 from $12.4 million for the comparable period in 2018. The decrease in gross profit is attributable to a decrease in revenues and a 1.7% decline in gross profit percentage. The decline in the gross profit percentage is primarily due to a decrease in the gross margin percentage generated on the sale of straight mast cranes.

Research and development —Research and development was $0.7 million for the three months ended June 30, 2019 consistent with $0.7 million for the same period in 2018. The Company’s research and development spending reflects our continued commitment to develop and introduce new products that give the Company a competitive advantage.

Selling, general and administrative expense —Selling, general and administrative expense for the three months ended June 30, 2019 was $9.9 million compared to $9.0 million for the comparable period in 2018, an increase of $0.9 million. The increase is primarily related to roof repairs at Badger of $0.2 million, PM’s debt restructuring expense of $0.7 million and trade show expense of $0.3 million net a favorable exchange rate impact of $0.3 million.

Operating income—For the three months ended June 30, 2019 and 2018 the Company had operating income of $0.2 million compared to $2.7 million for the comparable period in 2018. Operating income decreased due to changes in revenue, cost of sales and operating expenses as explained above.

Interest expense —Interest expense was $1.1 million for the three months ended June 30, 2019 compared to $1.5 million for the comparable period in 2018. The decrease in interest expense was primarily attributed to a decrease in outstanding debt, which was partially offset by higher interest rates.

Foreign currency transaction gains (losses) —For the three months ended June 30, 2019, the Company had foreign currency income of $0.01 million compared to loss of $0.1 million for the comparable period in 2018.  As previously stated, the Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in a currency other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds. Currency risks can be reduced but not eliminated in part because the Company has not been able to identify a strategy to effectively hedge the currency risks related to the Argentinian peso.   The Company records at the balance sheet

date the forward currency exchange contracts at their market value with any associated gain or loss being recorded in current earnings as a currency gain or loss.

Other income— For the three months ended June 30, 2019 and 2018 the Company had other income of $- million.

Income tax — For the three months ended June 30, 2019 and 2018 the Company recorded an income tax expense of $0.4 million and $0.5 million, respectively. The calculation of the overall income tax provision for the three months ended June 30, 2019 primarily consists of foreign income taxes, a domestic income tax provision resulting from state and local taxes, and a discrete income tax provision for the accrual of interest related to prior year unrecognized tax benefits.

The effective tax rate for the three and six months ended June 30, 2019 was an income tax provision of 10.5% on pretax income of $3,616 compared to an income tax benefit of 109.9% on a pretax loss of $461 in the comparable prior period.  The effective tax rate for the three and six months ended June 30, 2019 differs from the U.S. statutory rate of 21% primarily due to the mix of domestic and foreign earnings, nondeductible foreign permanent differences, domestic losses for which the Company is not recognizing an income tax benefit, and an accrual of interest related to unrecognized tax benefits.

Change in fair value of securities held—For the three months ended June 30, 2019 the Company had a gain of $4.4 million compared with a loss of $1.6 million for the same period in 2018. The gain for the three months ended June 30, 2019 was due to a change in the fair value of securities held in ASV (see Notes 2 and 8 in the accompanying Condensed Consolidated Financial Statements).

Net income or (loss)—For the three months ended June 30, 2019 and 2018 the Company had a net income of $3.2 million compared to a net loss of $1.0 million, respectively. The change is explained above.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Net income (loss) for the six-month periods ended June 30, 2019 and 2018

For the six months ended June 30, 2019 and 2018 the Company had net income of $4.1 million and net loss of $2.5 million, respectively.

For the six months ended June 30, 2019 the net income of $4.1 million consisted of revenue of $118.4 million, cost of sales of $95.6 million, research and development costs of $1.4 million, SG&A expenses of $19.4 million, interest expense of $2.2 million, income of $5.2 million from change in fair value of securities held, foreign currency transaction loss of $0.4 million, other loss of $0.01 million, and income tax provision of $0.5 million.

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

Net revenues and gross profit —For the six months ended June 30, 2019, net revenues and gross profit were $118.4 million and $22.8 million, respectively. Gross profit as a percent of revenues was 19.3% for the six months ended June 30, 2019. For the six months ended June 30, 2018, net revenues and gross profit were $120.6 million and $23.5 million, respectively. Gross profit as a percent of revenues was 19.5% for the six months ended June 30, 2018.

Net revenues decreased $2.2 million or 2.2% to $118.4 million for the six months ended June 30, 2019 from $120.6 million for the comparable period in 2018.  The decrease in revenue is primarily due to a decrease in knuckle boom cranes partially offset by increases in straight mast cranes revenues. The Company also had increases from all other business units in the United States for the six months ended June 30, 2019.   The increase is due to an improvement in market conditions addressed above under the heading “Economic Conditions”.  The revenues for the six months ended June 30, 2019 were also unfavorably impacted by $3.3 million in foreign currency translation adjustments resulting from a weaker Euro.

Our gross profit decreased $0.7 million to $22.8 million for the six months ended June 30, 2019 from $23.5 million for the comparable period in 2018. The decrease in gross profit is attributable to increases in inventory reserves and increases in chassis sales with low margins.

Research and development —Research and development was $1.4 million for the six months ended June 30, 2019 compared to $1.4 million for the same period in 2018.  Research and development expenditures were consistent with the prior period. The Company’s research and development spending continues to reflect our continued commitment to develop and introduce new products that give the Company a competitive advantage.

Selling, general and administrative expense —Selling, general and administrative expense for the six months ended June 30, 2019 was $19.4 million compared to $19.0 million for the comparable period in 2018, an increase of $0.4 million. The increases are attributed to salaries and consulting fees of $0.4 million, roof repair at Badger of $0.2 million and increased expenses at PM related to restructuring costs of $0.8 million and trade shows of $0.3 million (excluding the currency exchange impact). These increases were partially offset by decreases in restatement fees of $0.5 million and a favorable impact of $0.7 million in foreign currency translation adjustments resulting from a weaker Euro.

Operating income —For the six months ended June 30, 2019 the Company had operating income of $2.0 million compared to $3.2 million for the comparable period in 2018.  Operating income decreased due to changes in revenue, cost of sales and operating expenses explained above.

Interest expense —Interest expense was $2.2 million for the six months ended June 30, 2019 compared to $3.1 million for the comparable period in 2018. The decrease in interest expense was primarily attributed to a decrease in outstanding debt, which was partially offset by higher interest rates.

Foreign currency transaction losses —For the six months ended June 30, 2019, the Company had a foreign currency loss of $0.4 million compared to a $0.2 million loss for the comparable period in 2018.  As previously stated, the Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in a currency other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds. A substantial portion of the losses relate to changes in the Argentinian peso.  The Company has not been able to identify a strategy to effectively hedge the currency risks related to the Argentinian peso.

Income tax — For the six months ended June 30, 2019 and 2018 the Company recorded an income tax provision of $0.5 million and $0.2 million, respectively. The calculation of the overall income tax provision for the six months ended June 30, 2019 primarily consists of foreign income tax provisions and a discrete income tax provision resulting from the state and local taxes and a discrete income tax provision related to the accrual of interest for unrecognized tax benefits.

The effective tax rate for the six months ended June 30, 2019 was tax provision of 11.3% on pretax income of $4,676 compared to a tax provision 9.1% on pretax loss of $2,247 in the comparable prior period.  The effective tax rate for the three months ended June 30, 2019 differs from the U.S. statutory rate of 21% primarily due to the mix of domestic and foreign earnings, nondeductible foreign permanent differences, and domestic losses for which the Company is not recognizing an income tax benefit and an accrual of interest related to unrecognized tax benefits.

Other loss— For the six months ended June 30, 2019 and 2018, the Company had other loss of $0.01 million compared to $0.3 million in other loss for the comparable period in 2018. For the six months ended June 30, 2018, the Company had other loss as the fair market value of a contingent liability associated with the PM acquisition was increased based on a revaluation that used updated information.

Change in fair value of securities held—For the six months ended June 30, 2019 the Company had income of $5.2 million compared to losses of $1.4 million for the comparable period in 2018. Income for the six months ended June 30, 2019 were due to a change in the fair value of securities held in ASV Holdings (see Notes 2 and 8 in the accompanying Condensed Consolidated Financial Statements).

Net income (loss) —For the six months ended June 30, 2019 and 2018 the Company had a net income of $4.1 million and net loss of $2.4 million, respectively.  The change is explained above.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash were $18.0 million at June 30, 2019 compared to $22.3 million at December 31, 2018. In addition, the Company has a U.S. revolving credit facility with a maturity date of July 20, 2021. At June 30, 2019 the Company had approximately $24.5 million available to borrow under its revolving credit facility. Additionally, the Company has a marketable equity investment in ASV common stock with a market value at June 30, 2019 of $7.4 million. The Company’s shares of ASV are covered by an effective resale registration statement and there are no restrictions that would prevent the Company from selling the ASV stock it holds.

On June 26, 2019, ASV entered into an Agreement and Plan of Merger. The Company’s investment in ASV common stock will convert into $7.05 per share in cash. The Company expects to receive approximately $7.6 million in cash at closing, which is expected to occur during the third quarter of 2019.

At June 30, 2019, the PM Group had established working capital facilities with five Italian, one Spanish and eight South American banks. Under these facilities, the PM Group can borrow $25.1 million against orders, invoices and letters of credit. At June 30, 2019, the PM Group had received advances of $15.5 million. Future advances are dependent on having available collateral.

Our subsidiary in Argentina (“PM Argentina”) began accounting for their operations as highly inflationary effective July 1, 2018, as required by GAAP.  Under highly inflationary accounting, PM Argentina’s functional currency became the Euro (its parent company reporting currency), and its income statement and balance sheet have been measured in Euros using both current and historical rates of exchange.  The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in other (income) and expense, net and was not material.  As of June 30, 2019, PM Argentina had a small net peso monetary position.  Net sales of PM Argentina were less than 5 and 10 percent of our consolidated net sales for the six months ended June 30, 2019 and 2018.

Change in Debt

During the six months ended June 30, 2019, total debt decreased by $3.2 million to $69.8 million at June 30, 2019 from $73.0 million at December 31, 2018.

The following is a summary of the net increase in our indebtedness from December 31, 2018 to June 30, 2019:

Facility	Increase/ (decrease)
Note payable—bank (insurance premiums)	0.2	million
Note payable—Badger	(0.1)	million
Capital leases-equipment	(0.2)	million
Convertible note-Perella	0.1	million
PM	(3.7)	million
Valla working capital borrowings	0.4	million
	$(3.3)	million
Debt issuance costs	0.1	million
	$(3.2)	million

(1)

The amounts on the above table are calculated by determining the differences between the U.S. dollar amounts, or in case of foreign debt, the difference in U.S. amount of local currency debt for June 30, 2019 and December 31, 2018 converted at the exchange rate as of the two respective balance sheet dates. The net change on the above tables agrees to the change in debt that appears on the face of the Company’s balance sheet.

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

Outstanding borrowings

The following is a summary of our outstanding borrowings at June 30, 2019:

(In millions)

	Outstanding Balance	Interest Rate	Interest Paid	Principal Payment
U.S. Revolver	$—	N/A	Monthly	July 20, 2021 maturity
Note payable bank (insurance premiums)	0.2	5.0%	Monthly	January 2019 through October 2019 maturity
Convertible note—Terex	7.2	7.5%	Semi-Annual	January 1, 2021 maturity
Convertible note—Perella	14.8	7.5%	Semi-Annual	January 7, 2021 maturity
Capital lease—cranes for sale	0.3	5.5%	Monthly	January 13, 2021 maturity
Capital lease—Georgetown facility	5.0	12.50%	Monthly	$0.06 million monthly payment includes interest. April 30, 2028 maturity
Note payable— Winona Facility	0.3	8.0%	Monthly	$0.01 million monthly
PM unsecured borrowings	13.8	3.5%	Semi-Annual	Variable semi-annual starting December 2019 through December 2025
PM Autogru term loan #1	0.1	3.00%	Monthly	$0.01 million monthly through October 2020
PM Autogru term loan #2	0.3	2.50%	Monthly	$0.01 monthly through September 2019
PM Autogru term loan #3	0.3	2.75%	Monthly	Monthly through June 2023
PM term loans with related accrued interest, interest rate swaps and FMV adjustments	11.5	0 to 3.5%	Semi-Annual	Annual installments starting December 2019 and a balloon payment in December 2026
PM short-term working capital borrowings	15.5	1.75 to 65.0%	Monthly	Upon payment of invoice
Valla note payable	0.1	4.38%	Quarterly	Over 14 quarterly payments
Valla short-term working capital borrowings	0.5	4.50 to 4.75%	Monthly	Upon payment of invoice or letter of credit
	$69.9
Debt issuance costs	(0.1)

Debt net of issuance costs	$69.8

Future availability under credit facilities

As stated above, the Company had cash of $18.0 million and approximately $24.5 million available to borrow under its credit facility at June 30, 2019.  The Company also has marketable equity securities with market value of $7.4 million that have no restriction that would prevent their sale.

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

Cash flows for the six-month periods ended June 30, 2019 compared to six-months ended June 30, 2018

Operating Activities - For the first six months of 2019, cash provided by operating activities increased by $0.3 million compared to $5.6 million of cash used in the same period in the prior year. The increase reflected a decrease of $6.3 million in cash consumed for working capital primarily driven by effective accounts receivable and inventory management in the first half of 2019 compared to the same period in the prior year.

Investing Activities - Cash used by investing activities was $1.3 million in the first six months of 2019, compared to cash provided of $6.5 million in the same period a year ago which included a $7.0 million in proceeds from the sale of 1,000,000 shares of ASV stock in Q1 2018.  Cash payments for plant, property and equipment were $1.3 million and $0.4 million for the first half of 2019 and 2018, respectively.

Financing Activities - Cash used by financing activities was $3.2 million for the six months ended June 30, 2019 which included a decrease in working capital borrowing of $2.9 million.  Cash from financing activities was an inflow of $15.2 million for the six months ended June 30, 2018, which included a $32.0 million investment from Tadano partially offset by a reduction in working capital borrowing of $2.7 million, a decrease in revolver borrowing of $12.9 million and other financing activities that consumed $1.2 million.

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

Off-Balance Sheet Arrangements

CIBC has issued 2 standby letters of credit at June 30, 2019.  The first standby letter of credit is $0.5 million in favor of an insurance carrier to secure obligations which may arise in connection with future deductible payments that may be incurred under the Company’s worker’s compensation insurance policies.  The second standby letter of credit is $20 thousand in favor of a governmental agency to secure obligations which may arise in connection with worker’s compensation claims.

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

Item 4—Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), and the Audit Committee of the Board of Directors, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as of June 30, 2019.  The Company’s evaluation has identified certain material weaknesses in its internal control over financial reporting as further described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Based on the evaluation of these material weaknesses, the Company has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2019 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on a number of factors, including the completion of the Audit Committee’s internal investigation, our internal review that identified revisions to our previously issued financial statements, and efforts to remediate the material weaknesses in internal control over financial reporting described below we believe the condensed consolidated financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

The effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that our controls and procedures will detect all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained.

Our Chief Executive Officer and Chief Financial Officer have determined that there were deficiencies in our internal control over financial reporting that constitute material weaknesses, as defined by SEC regulations, at June 30, 2019, with respect to procedures for:

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

Accordingly, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting and disclosure controls and procedures, as defined by SEC regulations, were not effective at June 30, 2019.

Plan for Remediation of the Material Weaknesses in Internal Control Over Financial Reporting

Management has been actively engaged in the planning for, and implementation of, remediation efforts to address the material weaknesses, as well as other identified areas of risk. These remediation efforts, outlined below, are intended both to address the identified material weaknesses and to enhance the Company’s overall financial control environment. Management’s planned actions to further address these issues in fiscal year 2019 include:

•

Review existing policies and procedures against a standard list of criteria to ensure that new business relationships and atypical transaction structures are properly vetted (including for any related party transaction issues), and related accounting and other requirements are clearly identified and complied with in accordance with Generally Accepted Accounting Principles, including with respect to all new customers and business relationships beginning with the first quarter of 2019;

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

•	Other control improvements will include employee retraining with respect to the Company’s Code of Ethics; and

•	Improve executive oversight through additional reporting requirements and meetings.

The audit committee has directed management to develop a detailed plan and timetable for the implementation of the foregoing remedial measures (to the extent not already completed) and will monitor their implementation. In the second quarter of 2019, the Company has engaged a top ten accounting firm to help with remediating its material weaknesses. In addition, under the direction of the audit committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

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

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1—April 30, 2019	—	$—	—	—
May 1—May 31, 2019	—	—	—	—
June 1—June 30, 2019	—	—	—	—

	—	$—	—	—

Item 3—Defaults Upon Senior Securities

None

Item 4—Mine Safety Disclosures

Not applicable.

Item 5—Other Information

None

Item 6—Exhibits

See the Exhibit Index set forth below for a list of exhibits included with this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Manitex International, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 13, 2019).
31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial information from Manitex International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Operations for the three and six months ended June 30, 2019 and 2018 (ii) Statements of Comprehensive Income (Loss) for six months ended June 30, 2019 and 2018, (iii) Balance Sheets as of June 30, 2019 and December 31, 2018, (iv) Statement of Shareholders’ Equity for the six months ended June 30, 2019 and 2018; (v) Statements of Cash Flows for the six months ended June 30, 2019 and 2018, and (vi) Notes to Unaudited Interim Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 8, 2019

By:	/s/ David J. Langevin
David J. Langevin
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 8, 2019

By:	/s/ LAURA R. YU
Laura R. Yu
Chief Financial Officer (Principal Financial and Accounting Officer)