Form 10-Q
period 2019-09-30
Manitex International, Inc.
filed 2019-11-08
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of the registrant’s common stock, no par, outstanding at November 1, 2019 was 19,691,936

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Manitex International, Inc. speaks as of September 30, 2019 unless specifically noted otherwise.  Unless otherwise indicated, Manitex International, Inc., together with its consolidated subsidiaries, is hereinafter referred to as “Manitex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

Forward-Looking Information

Certain information in this Quarterly Report includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995).  These statements relate to, among other things, the Company’s expectations, beliefs, intentions, future strategies, future events or future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In addition, when included in this Quarterly Report or in documents incorporated herein by reference the words “may,” “expects,” “should,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements.  However, the absence of these words does not mean that the statement is not forward-looking.  We have based these forward-looking statements on current expectations and projections about future events.  These statements are not guarantees of future performance.  Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  Such risks and uncertainties, many of which are beyond our control, include, without limitation, those described below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, in the section entitled “Item 1A. Risk Factors”:

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

MANITEX INTERNATIONAL, INC.

FORM 10-Q INDEX

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2019	December 31, 2018
	Unaudited	Unaudited
ASSETS
Current assets
Cash	$20,033	$22,103
Cash – restricted	219	245
Marketable equity securities	—	2,160
Trade receivables (net)	37,574	45,448
Other receivables	1,028	2,374
Inventory (net)	67,922	58,024
Prepaid expense and other	3,178	1,639
Total current assets	129,954	131,993
Total fixed assets, net of accumulated depreciation of $16,153 and $14,826 at September 30, 2019 and December 31, 2018, respectively	19,351	20,249
Operating lease assets	2,474	—
Intangible assets (net)	17,204	24,773
Goodwill	31,973	36,298
Other long-term assets	1,250	1,570
Deferred tax asset	543	2,366
Total assets	$202,749	$217,249
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$21,536	$22,706
Current portion of finance lease obligations	462	422
Current portion of operating lease liabilities	985	—
Accounts payable	33,176	36,896
Accounts payable related parties	137	1,371
Accrued expenses	9,359	9,249
Customer deposits	1,393	2,310
Total current liabilities	67,048	72,954
Long-term liabilities
Notes payable (net)	21,895	23,134
Finance lease obligations (net of current portion)	4,711	5,061
Non-current operating lease liabilities	1,499	—
Convertible note related party (net)	7,281	7,158
Convertible note (net)	14,702	14,530
Deferred gain on sale of property	687	842
Deferred tax liability	362	92
Other long-term liabilities	5,271	5,474
Total long-term liabilities	56,408	56,291
Total liabilities	123,456	129,245
Commitments and contingencies
Equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at September 30, 2019 and December 31, 2018	—	—
Common Stock—no par value 25,000,000 shares authorized, 19,691,936 and 19,645,773 shares issued and outstanding at September 30, 2019, and December 31, 2018, respectively	130,592	130,260
Paid in capital	2,766	2,674
Retained deficit	(49,466)	(41,761)
Accumulated other comprehensive loss	(4,599)	(3,169)
Total equity	79,293	88,004
Total liabilities and equity	$202,749	$217,249

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	Unaudited	Unaudited	Unaudited	Unaudited
Net revenues	$51,941	$60,938	$170,330	$181,517
Cost of sales	43,848	48,944	139,454	145,982
Gross profit	8,093	11,994	30,876	35,535
Operating expenses
Research and development costs	496	801	1,890	2,179
Selling, general and administrative expenses	8,177	8,190	27,603	27,184
Impairment of intangibles	8,112	—	8,112	—
Total operating expenses	16,785	8,991	37,605	29,363
Operating (loss) income	(8,692)	3,003	(6,729)	6,172
Other (expense) income
Interest expense	(1,142)	(1,294)	(3,368)	(4,350)
Interest income	41	68	161	95
Change in fair value of securities held	216	(907)	5,454	(2,308)
Foreign currency transaction loss	(307)	(410)	(718)	(635)
Other expense	(9)	(3)	(17)	(355)
Total other (expense) income	(1,201)	(2,546)	1,512	(7,553)
(Loss) income before income taxes and loss in equity interest	(9,893)	457	(5,217)	(1,381)
Income tax expense	1,958	335	2,488	540
Loss on equity investments (including loss on sale of shares)	—	—	—	(409)
Net (loss) income	$(11,851)	$122	$(7,705)	$(2,330)
(Loss) earnings Per Share
Basic	$(0.60)	$0.01	$(0.39)	$(0.13)
Diluted	$(0.60)	$0.01	$(0.39)	$(0.13)
Weighted average common shares outstanding
Basic	19,690,233	19,610,168	19,684,521	18,003,829
Diluted	19,690,233	19,694,379	19,684,521	18,003,829

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	Unaudited	Unaudited	Unaudited	Unaudited
Net (loss) income:	$(11,851)	$122	$(7,705)	$(2,330)
Other comprehensive loss
Foreign currency translation adjustments	(1,074)	(236)	(1,430)	(1,622)
Total other comprehensive loss	(1,074)	(236)	(1,430)	(1,622)
Comprehensive loss	(12,925)	(114)	(9,135)	(3,952)
Total comprehensive loss	$(12,925)	$(114)	$(9,135)	$(3,952)

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	For the three and nine months ended
	2019	2018
	Unaudited	Unaudited
Number of common shares outstanding
Balance at December 31	19,645,773	16,617,932
Employee 2004 incentive plan grant	39,822	59,946
Repurchase to satisfy withholding and cancelled	(2,882)	(8,892)
Balance at March 31	19,682,713	16,668,986
Employee 2004 incentive plan grant	7,160	18,990
Shares issued to Tadano (see Note 16)	—	2,918,542
Balance at June 30	19,689,873	19,606,518
Employee 2004 incentive plan grant	2,945	13,350
Repurchase to satisfy withholding and cancelled	(882)	(4,478)
Balance at September 30	19,691,936	19,615,390
Common Stock
Balance at December 31	$130,260	$97,661
Employee 2004 incentive plan grant	251	504
Repurchase to satisfy withholding and cancelled	(19)	(84)
Balance at March 31	$130,492	$98,081
Employee 2004 incentive plan grant	83	218
Shares issued to Tadano (see Note 16)	—	31,784
Balance at June 30	$130,575	$130,083
Employee 2004 incentive plan grant	22	75
Repurchase to satisfy withholding and cancelled	(5)	(47)
Balance at September 30	$130,592	$130,111
Paid in Capital
Balance at December 31	$2,674	$2,802
Proportional share of increase in equity investments' paid in capital	159	137
Employee 2004 incentive plan grant	(251)	(481)
Balance at March 31	$2,582	$2,458
Proportional share of increase in equity investments' paid in capital	141	326
Employee 2004 incentive plan grant	(83)	(76)
Balance at June 30	$2,640	$2,708
Proportional share of increase in equity investments' paid in capital	148	139
Employee 2004 incentive plan grant	(22)	(74)
Balance at September 30	$2,766	$2,773
Retained Deficit
Deficit at December 31	$(41,761)	$(28,583)
Net income (loss)	910	(1,485)
Balance at March 31	$(40,851)	$(30,068)
Net income (loss)	3,236	(967)
Deficit at June 30	$(37,615)	$(31,035)
Net (loss) income	(11,851)	122
Deficit at September 30	$(49,466)	$(30,913)
Accumulated Other Comprehensive Loss
Deficit at December 31	$(3,169)	$(1,035)
(Loss) gain on foreign currency translation	(620)	636
Balance at March 31	$(3,789)	$(399)
Gain (loss) on foreign currency translation	264	(2,022)
Deficit at June 30	$(3,525)	$(2,421)
Loss on foreign currency translation	(1,074)	(236)
Deficit at September 30	$(4,599)	$(2,657)

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	2019	2018
	Unaudited	Unaudited
Cash flows from operating activities:
Net loss	$(7,705)	$(2,330)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	3,592	3,789
Loss on sale of partial interest in equity investment	—	87
Changes in allowances for doubtful accounts	445	7
Changes in inventory reserves	1,130	439
Revaluation of contingent acquisition liability	—	345
Deferred income taxes	1,985	509
Amortization of deferred debt issuance costs	119	183
Amortization of debt discount	315	322
Change in value of interest rate swaps	(1)	(2)
Tradename impairment	2,310	—
Goodwill impairment	3,165	—
Customer relationship impairment	2,637	—
Loss from equity investments	—	204
Change in value of securities held	(5,454)	2,308
Share-based compensation	447	530
Adjustment to deferred gain on sales and lease back	(95)	(35)
Loss on disposal of assets	95	4
Reserves for uncertain tax provisions	92	43
Changes in operating assets and liabilities:
Decrease in accounts receivable	7,885	2,995
Increase in inventory	(12,235)	(14,325)
Increase in prepaid expenses	(1,598)	(9)
Decrease in other assets	220	148
(Decrease) increase in accounts payable	(3,831)	4,451
Increase (decrease) in accrued expense	379	(463)
Decrease in other current liabilities	(715)	(1,382)
Decrease in other long-term liabilities	(107)	(600)
Net cash used for operating activities	(6,925)	(2,782)

Cash flows from investing activities:
Proceeds from the sale of investment	7,614	7,000
Proceeds from the sale of fixed assets	—	9
Purchase of property and equipment	(1,522)	(556)
Investment in intangibles other than goodwill	(7)	(31)
Net cash provided by investing activities	6,085	6,422
Cash flows from financing activities:
Borrowings on revolving term credit facility	—	103,100
Payments on revolving term credit facility	—	(115,993)
Proceeds from investment in the Company	—	31,983
Net borrowings (repayment) on working capital facilities (See Note 11)	23	(5,058)
New borrowings—other	588	477
Debt issuance costs incurred	—	(50)
Note payments	(931)	(1,823)
Shares repurchased for income tax withholding on share-based compensation	(25)	(107)
Payments on capital lease obligations	(310)	(278)
Net cash (used for) provided by financing activities	(655)	12,251
Net (decrease) increase in cash and cash equivalents	(1,495)	15,891
Effect of exchange rate changes on cash	(601)	(686)
Cash and cash equivalents at the beginning of the year	22,348	5,366
Cash and cash equivalents at end of period	$20,252	$20,571
See Note 1 for supplemental cash flow disclosures

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except share and per share data)

1. Nature of Operations and Basis of Presentation

The  Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018 and the related Condensed Consolidated Statements of Operations, Comprehensive Loss, Condensed Consolidated Statements of Shareholders’ Equity, and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods.  Interim results may not be indicative of results to be realized for the entire year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.  The Condensed Consolidated Balance Sheet as of December 31, 2018 was derived from our audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).

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

Supplemental Cash Flow Information

Transactions for the periods ended September 30, 2019 and 2018 are as follows:

	Nine Months Ended September 30,
	2019	2018
Interest received in cash	$161	$95
Interest paid in cash	3,096	4,399
Income tax payments (refunds) in cash	148	(99)

Proportional share of increase in equity investments' paid in capital	—	14
Share based compensation paid in connection with Tadano transaction	—	200

Equity Investment

Prior to the quarter ended June 30, 2017, the Company owned a 51% interest in ASV Holdings, Inc., which was formerly known as A.S.V., LLC (“ASV”).  On May 11, 2017, in anticipation of an initial public offering, ASV converted from an LLC to a C-Corporation and the Company’s 51% interest was converted to 4,080,000 common shares of ASV.  On May 17, 2017, in connection with its initial public offering, ASV sold 1,800,000 of its own shares and the Company sold 2,000,000 shares of ASV common stock and reduced its investment in ASV to a 21.2% interest. ASV was deconsolidated and was recorded as an equity investment starting with the quarter ended June 30, 2017.  In February 2018, the Company sold an additional 1,000,000 shares of ASV that it held which reduced the Company’s investment in ASV to approximately 11.0%.  In September 2019, the Company received cash merger consideration for its remaining 1,080,000 shares of ASV and no longer has an investment in ASV.

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

Restricted Cash

Certain of the Company’s lending arrangements require the Company to post collateral or maintain minimum cash balances in escrow. These cash amounts are reported as current assets on the balance sheets based on when the cash will be contractually released. Total restricted cash was $219 and $245 at September 30, 2019 and December 31, 2018, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amounts the Company’s customers are invoiced and do not bear interest. Accounts receivable is reduced by an allowance for amounts that may become uncollectible in the future. The Company’s estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where the Company has information that the customer may have an inability to meet its financial obligations. The Company had allowances for doubtful accounts of $469 and $37 at September 30, 2019 and December 31, 2018, respectively.

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

In assessing the realizability of deferred tax assets, the Company evaluates whether it is more-likely-than-not (more than 50%) that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. We assess all positive and negative evidence when determining the amount of the net deferred tax assets that are more-likely-than-not to be realized. This evidence includes, but is not limited to, prior earnings history, schedule reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable.

As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, we establish a valuation allowance.

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

In September 2019, the Company received cash merger consideration for its remaining 1,080,000 shares of ASV and no longer has an investment in ASV. See Notes 8 and 19.

Accounting for Marketable Equity Securities

Marketable equity securities are valued at fair market value based on the closing price of the stock on the date of the balance sheet.  Gains and loss related fair value adjustments related to marketable equity securities are recorded into income each reporting period. In September 2019, the Company received cash merger consideration for its remaining 1,080,000 shares of ASV and no longer has marketable equity securities.

Shipping and Handling

The Company records the amount of shipping and handling costs billed to customers as revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment costs and are included in cost of sales.

Adoption of Highly Inflationary Accounting in Argentina

GAAP guidance requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100 percent. In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina (“PM Argentina”). Under highly inflationary accounting, PM Argentina’s functional currency became the Euro (its parent company’s reporting currency), and its income statement and balance sheet have been measured in Euros using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in other (income) and expense, net and was not material.  As of September 30, 2019, PM Argentina had a small net peso monetary position. Net sales of PM Argentina were less than 5 and 10 percent of our consolidated net sales for the nine months ended September 30, 2019 and 2018, respectively.

Recently Issued Pronouncements- Not Yet Adopted

In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (“ASU 2019-04”). ASU 2019-04 provides narrow scope amendments for Topics 326, 815 and 825.  The effective date will be the first quarter of fiscal year 2020 and early adoption is permitted. The Company is currently evaluating the impact that the amendments to Topic 326 will have on the implementation of the Credit Loss Standard. Adoption of the amendments to Topic 815 and Topic 825 are not expected to have a material effect on the Company’s consolidated financial statements.

Recently Adopted Accounting Guidance

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-2”). ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from H.R. 1 “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (commonly known as the “Tax Cuts and Jobs Act” (the “Jobs Act”)). The Company has adopted this guidance as of January 1, 2019. The adoption of this guidance did not have a significant impact on our operating results.

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

The following table disaggregates our revenue for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Equipment sales	$43,123	$52,774	$144,686	$155,760
Part sales	8,027	7,136	23,183	22,253
Installation services	791	1,028	2,461	3,504
Total Revenue	$51,941	$60,938	$170,330	$181,517

The Company attributes revenue to different geographic areas based on where items are shipped to or services are performed. The following table provides detail of revenues by geographic area for the three and nine months ended September 30, 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$30,506	$32,227	$91,279	$89,811
Canada	1,291	6,481	13,565	20,708
Italy	5,201	4,163	16,813	15,379
Chile	2,976	2,381	7,798	6,957
France	1,828	2,208	6,037	6,461
Other	1,563	2,656	5,571	6,743
Argentina	1,758	1,290	5,648	6,963
United Kingdom	1,553	2,499	4,300	5,643
Spain	689	1,151	3,081	4,031
Germany	671	1,336	2,822	3,775
Finland	386	729	2,233	2,566
Mexico	605	362	2,343	946
Romania	98	57	1,113	282
Peru	507	531	1,241	814
Hong Kong	134	474	842	674
Singapore	48	5	685	138
Israel	25	8	609	626
Czech Republic	504	443	1,016	1,445
Netherlands	596	449	1,106	1,241
Ireland	13	10	416	346
Martinique	67	2	217	262
China	—	247	125	303
Morocco	27	52	118	139
Denmark	26	244	94	489
Turkey	62	37	125	163
United Arab Emirates	148	395	205	743
Bahrain	1	1	55	142
Indonesia	36	361	87	534
Saudi Arabia	11	6	61	185
Russia	—	5	37	154
Puerto Rico	285	22	320	71
Belgium	85	31	111	257
South Africa	4	—	19	213
Kuwait	—	—	1	328
Qatar	1	5	1	805
Malaysia	151	1	151	742
Ukraine	85	51	85	340
Thailand	—	—	—	56
Australia	—	18	—	42
	$51,941	$60,938	$170,330	$181,517

Total Company Revenues by Sources

The sources of the Company’s revenues are summarized below for the three and nine months ended September 30, 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Boom trucks, knuckle boom & truck cranes	$36,682	$43,949	$120,069	$132,764
Part sales	8,027	7,136	23,183	22,253
Other equipment	3,020	3,823	11,884	10,212
Mobile tanks	1,310	3,140	7,760	7,943
Rough terrain cranes	2,111	1,862	4,973	4,841
Installation services	791	1,028	2,461	3,504
Total Revenue	$51,941	$60,938	$170,330	$181,517

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

The following table summarizes changes in customer deposits are as follows: nine months ended September 30, 2019

	September 30, 2019	December 31, 2018
Customer deposits	$2,310	$2,242
Revenue recognized from customer deposits	(5,052)	(10,547)
Additional customer deposits received where revenue has not yet been recognized	4,289	10,839
Effect of change in exchange rates	(154)	(224)
	$1,393	$2,310

4. Financial Instruments—Marketable Securities, Forward Currency Exchange Contracts and Interest Rate Swap Contracts

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 by level within the fair value hierarchy. As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is summary of items that the Company measures at fair value on a recurring basis:

	Fair Value at September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Forward currency exchange contracts	$—	$18	$—	$18
Total current assets at fair value	$—	$18	$—	$18
Liabilities:
PM contingent liabilities	$—	$—	$305	$305
Valla contingent consideration	—	—	200	200
Interest rate swap contracts	—	1	—	1
Total recurring liabilities at fair value	$—	$1	$505	$506

	Fair Value at December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$2,160	$—	$—	$2,160
Forward currency exchange contracts	—	91	—	91
Total current assets at fair value	$2,160	$91	$—	$2,251
Liabilities:
PM contingent liabilities	$—	$—	$321	$321
Valla contingent consideration	—	—	210	210
Interest rate swap contracts	—	2	—	2
Total liabilities at fair value	$—	$2	$531	$533

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	PM Contingent Consideration	Valla Contingent Consideration	Total
Liabilities:
Balance at January 1, 2019	$321	$210	$531
Effect of change in exchange rates	(16)	(10)	(26)
Change in fair value during the period	—	—	—
Balance at September 30, 2019	$305	$200	$505

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

Forward Currency Contracts

When the Company receives a significant order in a currency other than the operating unit’s functional currency, management may evaluate different options that are available to mitigate future currency exchange risks. As of September 30, 2019, the Company had no outstanding forward currency contracts that were in place to hedge future sales. Therefore, there are currently no unrealized pre-tax gains or losses which will reclassified from other comprehensive income into earnings during the next 12 months.

In addition, the Company enters into forward currency exchange contracts in relationship such that the exchange gains and losses on certain assets and liabilities denominated in a currency other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. PM Group has an intercompany receivable denominated in Euros from its Chilean subsidiary.  At September 30, 2019, the Company had entered into two forward currency exchange contracts that mature on November 15, 2019.  Under the first contract the Company is obligated to sell 2,900,000 Chilean pesos for 3,656 euros. The Company has a second contract which obligates the Company to sell 90,000 Chilean pesos for $125. The purpose of the forward contracts is to mitigate the income effect related to this intercompany receivable that results with a change in exchange rate between the Euro and the Chilean peso.

Interest Rate Swap Contracts

A contract was signed by PM Group, for an original notional amount of € 482 (€ 110 at September 30, 2019), maturing on October 1, 2020 with interest paid monthly.   PM pays interest at a rate of 3.90% and receives from the counterparties interest at the “Euribor” rate for the period in question if greater than 0.90%.

As of September 30, 2019, the Company had the following forward currency contracts and interest rate swaps:

Nature of Derivative	Currency	Amount	Type
Forward currency sales contracts	Chilean peso	2,990,000	Not designated as hedge instrument
Interest rate swap contract	Euro	482	Not designated as hedge instrument

The following table provides the location and fair value amounts of derivative instruments that are reported in the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018:

Total derivatives NOT designated as a hedge instrument

		Fair Value
	Balance Sheet Location	September 30, 2019	December 31, 2018
Asset Derivatives
Foreign currency exchange contract	Prepaid expense and other	$18	$91

Liabilities Derivatives
Interest rate swap contracts	Notes payable	$1	$2

The following tables provide the effect of derivative instruments on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2019 and 2018:

		Gain (loss)		Gain (loss)
	Location of gain or (loss) recognized in the Statement of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Derivatives Not Designated as Hedge Instruments
Forward currency contracts	Foreign currency transaction gains (losses)	$105	$(36)	$(73)	$99
Interest rate swap contracts	Interest expense	(2)	(1)	1	(2)
		$103	$(37)	$(72)	$97

The counterparty to each of the currency exchange forward contracts is a major financial institution with credit ratings of investment grade or better and no collateral is required. Management continues to monitor counterparty risk and believes the risk of incurring losses on derivative contracts related to credit risk is unlikely.

6. Inventory, net

The components of inventory are as follows:

	September 30, 2019	December 31, 2018
Raw materials and purchased parts, net	$43,270	$38,192
Work in process, net	5,590	5,360
Finished goods, net	19,062	14,472
Inventory, net	$67,922	$58,024

The Company has established reserves for obsolete and excess inventory of $7,097 and $5,967 as of September 30, 2019 and December 31, 2018, respectively.

7. Goodwill and Intangible Assets

Intangible assets and accumulated amortization by category as of September 30, 2019 is as follows:

	Weighted Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (in years)	Amount	Amortization	Amount
Patented and unpatented technology	6	$17,745	$(13,229)	$4,516
Customer relationships	14	18,297	(10,517)	7,780
Trade names and trademarks	12	4,829	(2,433)	2,396
Indefinite lived trade names		2,512		2,512
Total intangible assets, net				$17,204

Intangible assets and accumulated amortization by category as of December 31, 2018 is as follows:

	Weighted Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (in years)	Amount	Amortization	Amount
Patented and unpatented technology	7	$18,111	$(12,762)	$5,349
Customer relationships	13	23,301	(11,419)	11,882
Trade names and trademarks	13	4,829	(2,286)	2,543
Indefinite lived trade names		4,999		4,999
Total intangible assets, net				$24,773

Amortization expense for intangible assets was $617 and $694 for the three months and $1,912 and $2,118 for the nine months ended September 30, 2019 and 2018, respectively.

Estimated amortization expense for the next five years and subsequent is as follows:

Amount
2019	$1,717
2020	1,685
2021	1,676
2022	1,676
2023	1,637
And subsequent	6,301
Total intangibles currently to be amortized	14,692
Intangibles with indefinite lives not amortized	2,512
Total intangible assets	$17,204

Changes in goodwill for the nine months ended September 30, 2019 are as follows:

Total
Balance January 1, 2019	$36,298
Effect of change in exchange rates	(1,160)
Goodwill impairment	(3,165)
Balance September 30, 2019	$31,973

The Company performed its annual impairment assessment as of September 30, 2019, prior to its October 1, 2019 annual measurement date. The Company’s policy is to assess the realizability of its intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value. Future cash flow projections include assumptions for future sales levels, the impact of cost reduction programs, and the level of working capital needed to support each business. The amount of any impairment then recognized would be calculated as the difference between the estimated fair value and the carrying value of the asset. At September 30, 2019, the Company considered declining revenue and profitability along with missed projections and a decrease in its market capitalization to be a triggering event and as such a valuation analysis was performed and goodwill and intangible assets were determined to be impaired, and as such non-cash impairment charges were made to selling, general and administrative expense and shown separately on the income statement as impairment of intangibles. Goodwill was impaired at Sabre and PM/Valla in the amount of $2,850 and $315, respectively. At September 30, 2019, intangible assets were impaired at Sabre and PM/Valla in the amount of $3,723 and $1,224, respectively.

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

Between February 26 and 28, 2018, the Company sold 1,000,000 shares of ASV stock, reducing the Company’s investment to approximately 11.0%, and ceased accounting for its investment in ASV as an equity method investment. In September 2019, the Company received cash merger consideration for its remaining 1,080,000 shares of ASV and no longer has an investment in ASV. See Note 19, Sale of Remaining Equity Investment.

9. Accrued Expenses

	September 30, 2019	December 31, 2018
Accrued payroll	$1,823	$1,195
Accrued employee benefits	405	951
Accrued bonuses	487	146
Accrued vacation	1,074	1,274
Accrued interest	995	723
Accrued commissions	453	424
Accrued expenses—other	696	1,038
Accrued warranty	1,711	2,004
Accrued taxes other than income taxes	1,141	1,243
Accrued product liability and workers compensation claims	574	251
Total accrued expenses	$9,359	$9,249

10. Accrued Warranty

The accrued warranty liability is established using historical warranty claim experience; however, the current provision may be adjusted to take into consideration unusual or non-recurring events in the past or anticipated changes in future warrant claims.

	For the nine months ended
	September 30,
	2019	2018
Balance January 1,	$2,004	$2,030
Accrual for warranties issued during the period	1,856	2,530
Warranty services provided	(1,579)	(2,476)
Changes in estimate	(518)	(128)
Foreign currency translation	(52)	10
Balance September 30,	$1,711	$1,966

11. Credit Facilities and Debt

U.S. Credit Facilities

At September 30, 2019, the Company and its U.S. subsidiaries have a Loan and Security Agreement, as amended (the “Loan Agreement”), with CIBC Bank USA (“CIBC”), formerly known as “The Private Bank and Trust Company”.  The Loan Agreement provides a revolving credit facility extending the maturity date from July 20, 2021 to July 20, 2023.   The aggregate amount of the facility increased from $25,000 to $30,000.

The maximum borrowing available to the Company under the Loan Agreement is limited to: (1) 85% of eligible receivables; plus (2) 50% of eligible inventory valued at the lower of cost or net realizable value subject to a $20,000 limit; plus (3) 80% of eligible used equipment, as defined, valued at the lower of cost or market subject to a $2,000 limit; plus (4) 50% of eligible Mexico receivables (as defined) valued at the lower of cost or net realizable value subject to a $400 limit.  At September 30, 2019, the maximum the Company could borrow based on available collateral was $29,500.  At September 30, 2019, the Company had no borrowings under this facility.   The indebtedness under the Loan Agreement is collateralized by substantially all of the Company’s assets, except for certain assets of the Company’s subsidiaries.

The Loan Agreement provides that the Company can opt to pay interest on the revolving credit at either a base rate plus a spread, or a LIBOR rate plus a spread.  The base rate spread ranges from 0.00% to 0.50% depending on the Borrower’s Adjusted Excess Availability (as defined in the Loan Agreement).  The LIBOR spread ranges from 1.75% to 2.25% also depending on the Adjusted Excess Availability.    Funds borrowed under the LIBOR option can be borrowed for periods of one, two, or three months and are limited to four LIBOR contracts outstanding at any time. In addition, CIBC assesses a 0.375% unused line fee that is payable monthly.

The Loan Agreement subjects the Company and its domestic subsidiaries to a minimum quarterly EBITDA covenant (as defined).  The minimum quarterly EBITDA covenant (as defined) is $2,000 for all quarters starting with the quarter ended September 30, 2017 through the end of the agreement. Additionally, the Company and its domestic subsidiaries are subject to a Fixed Charge Coverage ratio of 1.10 to 1.00 measured on an annual basis beginning September 30, 2019 (based on a trailing twelve-month basis) through the term of the agreement. At the end of a quarter, if there is $15,000 or more of availability and outstanding borrowings of less than $5,000, covenant testing is waived. The Loan Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, pay dividends or make distributions, repurchase stock, in each case subject to customary exceptions for a credit facility of this size.  The Company were not required to calculate covenant compliance calculations due to undrawn balance at September 30, 2019 and December 31, 2018.

The Loan Agreement has a Letter of Credit facility of $3,000, which is fully reserved against availability.

Note Payable—Bank

At September 30, 2019, the Company has a $60 term note payable to a bank. The Company is required to make ten monthly payments of $60 that began on January 1, 2019. The note dated January 1, 2019 had an original principal amount of $588 and an annual interest rate of 4.99%. Proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest in the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums.

Note Payable—Winona Facility Purchase

At September 30, 2019, Badger has a balance on note payable to Avis Industrial Corporation of $308.  Badger is required to make 60 monthly payments of $10 that began on August 1, 2017.  The note dated July 26, 2017, had an original principal amount of $500 and annual interest rate of 8.00%.  The note is guaranteed by the Company.

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

PM Group Short-Term Working Capital Borrowings

At September 30, 2019, PM Group had established demand credit and overdraft facilities with five Italian banks, one Spanish bank and eight banks in South America. Under the facilities, PM Group can borrow up to approximately €21,178 ($25,192) for advances against invoices, and letter of credit and bank overdrafts. At December 31, 2018, PM Group had established demand credit and overdraft facilities with five Italian banks and eight banks in South America. Under the facilities, PM Group can borrow up to approximately €21,990 ($23,980) for advances against invoices, and letter of credit and bank overdrafts. These facilities are divided into two types: working capital facilities and cash facilities. Interest on the Italian working capital facilities and cash facilities is charged at the 3-month Euribor plus 175 or 200 basis points and 3-month Euribor plus 350 basis points, respectively. Interest on the South American facilities is charged at a flat rate of points for advances on invoices ranging from 7%-80% and 9% - 65% during the nine months ended September 30, 2019 and 12 months ended December 31, 2018, respectively.

At September 30, 2019 the Italian banks had advanced PM Group €15,397 ($16,790), at variable interest rates, which currently range from 1.75% to 2.00%. At September 30, 2019, there were no advances to PM Group from the Spanish bank. At September 30, 2019, the South American banks had advanced PM Group €951 ($1,037). At December 31, 2018, the Italian banks had advanced PM Group €15,796 ($18,096), at variable interest rates, which currently range from 1.75% to 2.00%. At December 31, 2018, there were no advances to PM Group from the Spanish bank. At December 31, 2018, the South American banks had advanced PM Group €715 ($820). Total short-term borrowings for PM Group were €16,348 ($17,827) and €16,511 ($18,916) at September 30, 2019 and December 31, 2018, respectively.

PM Group Term Loans

At September 30, 2019 PM Group has a €10,451 ($11,397) term loan with two Italian banks, BPER and Unicredit. The term loan is split into a note and a balloon payment and is secured by PM Group’s common stock. At September 30, 2019, the note and balloon payment have an outstanding principal balance of €7,449 ($8,123) and €3,001 ($3,274) respectively.  Both are charged interest at a fixed rate of 3.5%, with an effective rate of 3.5% at September 30, 2019. The note is payable in annual installments of principal €958 for 2019, €991 for 2020, €1,026 for 2021, €1,062 for 2022, €1,099 for 2023, €1,137 for 2024, and €1,177 for 2025.  The balloon payment is payable in a single payment of €3,002 in 2026. See above for restructuring. At December 31, 2018 the note and balloon payment had an outstanding principal balance of €7,449 ($8,534) and €3,002 ($3,439), respectively.

An adjustment in the purchase accounting to value the non-interest-bearing debt at its fair market value was made. At March 6, 2018 it was determined that the fair value of the debt was €480 or $550 less than the book value. This reduction is not reflected in the above descriptions of PM debt. This discount is being amortized over the life of the debt and being charged to interest expense. As of September 30, 2019, the remaining balance was €308 or $336 and has been offset to the debt.

At September 30, 2019, PM Group has unsecured borrowings with three Italian banks totaling €12,115 ($13,212). At December 31, 2018, PM Group has unsecured borrowings with three Italian banks totaling €12,115 ($13,879). Interest on the unsecured notes is charged at a stated and effective rate of 3.5% at September 30, 2019 and December 31, 2018. Annual payments of €1,731 are payable beginning in 2019 and ending in 2025.

PM Group is subject to certain financial covenants as defined by the debt restructuring agreement including maintaining (1) Net debt to EBITDA, (2) Net debt to equity, and (3) EBITDA to net financial charges ratios. The covenants are measured on a semi-annual basis beginning on December 31, 2018.    The Company was in compliance with the loan covenants at September 30, 2019.

At September 30, 2019 and December 31, 2018, Autogru PM RO, a subsidiary of PM Group, had three notes. The first note is payable in 60 monthly principal installments of €8 ($9), plus interest at the 1-month Euribor plus 300 basis points, effective rate of 3.00% at September 30, 2019 and December 31, 2018, maturing October 2020. At September 30, 2019 and December 31, 2018, the outstanding principal balance of the note was €110 ($120) and €186 ($213).

The second note is payable in monthly installments of €9 ($10) starting from September 2019 and ending in March 2020, and one final payment of €190 ($207) in March 2020. The note is charged interest at the 1-month Euribor plus 250 basis points, effective rate of 2.50% at June 30, 2019 and December 31, 2018.  At September 30, 2019 and December 31, 2018, the outstanding principal balance of the note was €243 ($265) and €320 ($367).

The third note is divided in three parts: the first part is payable in 60 monthly installments of €1 ($1) plus interest at the 6-month Euribor plus 275 basis points, effective rate of 2.75% at September 30, 2019 and December 31, 2018, maturing February 2023; the second part is payable in 60 monthly installments of €4 ($5) plus interest at the 6-month Euribor plus 275 basis points, effective rate of 2.75% at June 30, 2019 and December 31, 2018, maturing April 2023; the third part  is payable in 60 monthly installments of €1 ($1) plus interest at the 6-month Euribor plus 275 basis points, effective rate of 2.75% at September 30, 2019 and December 31, 2018, maturing June 2023. At September 30, 2019 and December 31, 2018, the outstanding principal balance of the note was €252 ($275) and €304 ($348).

PM has an interest rate swap with a fair market value at September 30, 2019 and December 31, 2018 of €1 or $1 which has been included in debt.

At December 31, 2018, PM Argentina Sistemas de Elevacion, a subsidiary of PM Group had a note payable. The note was payable in fifteen monthly installments of €13 ($15) starting from March 2018 and ending in May 2019, the note was charged interest at 28.50% at December 31, 2018.  As of September 30, 2019, this note was paid off. At December 31, 2018, the outstanding principal balance of the note was €68 ($78).

Valla Short-Term Working Capital Borrowings

At September 30, 2019 and December 31, 2018, Valla had established demand credit and overdraft facilities with two Italian banks. Under the facilities, Valla can borrow up to approximately €660 ($720) and €870 ($997) as of September 30, 2019 and December 31, 2018, for advances against orders, invoices and bank overdrafts. Interest on the Italian working capital facilities is charged at a flat percentage rate for advances on invoices and orders ranging from 1.67% - 4.75% and 4.50% - 4.75%. At September 30, 2019 and December 31, 2018, the Italian banks had advanced Valla €230 ($251) and €40 ($46).

Valla Term Loans

At September 30, 2019 and December 31, 2018, Valla has a term loan with Carisbo.  The note is payable in quarterly principal installments beginning on October 30, 2017 of €8 ($9), plus interest at the 3-month Euribor plus 470 basis points, for an effective rate of 4.36% at September 30, 2019 and December 31, 2018. The note matures in January 2021. At September 30, 2019 and December 31, 2018, the outstanding principal balance of the note was €47 ($51) and €71 ($81).

Capital leases

Georgetown facility

The Company leases its Georgetown facility under a capital lease that expires on April 30, 2028.  The monthly rent is currently $66 and is increased by 3% annually on September 1 during the term of the lease.   At September 30, 2019, the outstanding capital lease obligation is $4,873.

Equipment

The Company has entered into a lease agreement with a bank pursuant to which the Company is permitted to borrow 100% of the cost of new equipment with 35 month repayment periods. At the conclusion of the lease period, for each piece of equipment the Company is required to purchase that piece of leased equipment for one dollar.

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

The following is a summary of amounts financed under equipment capital lease agreements:

				Balance as of
	Amount Borrowed	Repayment Period	Amount of Monthly Payment	September 30, 2019
New equipment	$896	35	$18	$298

As of September 30, 2019, the Company has one additional capital lease with total capitalized lease obligations of $2.

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

As of September 30, 2019, and December 31, 2018, the note had a remaining principal balance of $7,281 and $7,158 and an unamortized discount of $219 and $342, respectively.

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

As of September 30, 2019, the note had a remaining principal balance of $14,825 (less $123 debt issuance cost for a net debt of $14,702) and an unamortized discount of $175, compared to a remaining balance of $14,726 (less $196 debt issuance cost for a net debt of $14,530) and an unamortized discount of $274 at December 31, 2018.

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

If there was a rate explicit in the lease, this was the discount rate used. For those leases with no explicit or implicit interest rate, an incremental borrowing rate was used.  The weighted average remaining useful life for operating and finance leases was 4 and 8 years, respectively. The weighted average discount rate for operating and finance leases was 4.8% and 12.5% respectively.

Leases (thousands)	Classification	September 30, 2019
Assets
Operating lease assets	Operating lease assets	$2,474
Finance lease assets	Fixed assets, net	3,782
Total leased assets		$6,256

Liabilities
Current
Operating	Current liabilities	$985
Finance	Current liabilities	462

Non-current
Operating	Non-current liabilities	1,499
Finance	Non-current liabilities	4,711
Total lease liabilities		$7,657

Lease Cost (thousands)	Classification	For the three months ended September 30, 2019	For the nine months ended September 30, 2019
Operating lease costs	Operating lease assets	$241	$750
Finance lease cost
Depreciation/Amortization of leased assets	Depreciation or Inventory reserve	34	319
Interest on lease liabilities	Interest expense	155	469
Lease cost		$430	$1,538

Other Information (thousands)	For the nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$838
Operating cash flows from finance leases	$320
Financing cash flows from finance leases	$469

Future principal minimum lease payments are:

	Operating Leases	Capital Leases
2019	$1,083	$1,060
2020	597	960
2021	374	898
2022	237	925
2023	77	952
And subsequent	329	3,656
Total undiscounted lease payments	2,697	8,451
Less interest	(213)	(3,278)
Total liabilities	$2,484	$5,173
Less current maturities	(985)	(462)
Non-current lease liabilities	$1,499	$4,711

14. Income Taxes

Based on the weighting of all available positive and negative evidence, most notably significant negative evidence of three-year cumulative losses and a decline in sales during the third quarter of 2019, which led to a triggering event where goodwill is impaired, we determined that it is appropriate to establish a valuation allowance against the deferred tax assets of PM. The Company considered and weighed positive evidence including our existing backlog and how the backlog might enhance future earnings. However, because the accounting guidance for income taxes considers a projection of future earnings inherently subjective, it does not carry significant weight to overcome the objectively verifiable evidence of cumulative losses in recent years. Although the recognition of the valuation allowance is a non-cash charge of approximately $2.2 million to income tax expense, it did have a negative impact on the net loss for the three and nine months ended September 30, 2019. If these estimates and assumptions change in the future, the Company may be required to reduce its valuation allowance resulting in less income tax expense. The Company evaluates the likelihood of realizing its deferred tax assets quarterly.

For the three months ended September 30, 2019, the Company recorded an income tax provision of $1,958, which includes a discrete income tax provision of $2,224. The calculation of the overall income tax provision for the three months ended September 30, 2019 primarily consists of a domestic income tax provision resulting from state and local taxes, foreign income taxes, and a discrete income tax provision related to an increase in the valuation allowance for foreign deferred tax assets, and for the accrual of interest related to unrecognized tax benefits.  For the three months ended September 30, 2018, the Company recorded an income tax provision of $335, which includes a discrete income tax provision of $111 for the accrual of taxes and interest related to unrecognized tax benefits.

The effective tax rate for the three months ended September 30, 2019 was an income tax provision of 19.8% on pretax loss of $9,893 compared to an income tax provision of 73.3% on a pretax income of $457 in the comparable prior period. The effective tax rate for the three months ended September 30, 2019 differs from the U.S. statutory rate of 21% primarily due to the mix of domestic and foreign earnings, nondeductible foreign permanent differences, an increase in the valuation allowance for foreign deferred tax assets, domestic losses for which the Company is not recognizing an income tax benefit and for the accrual of interest related to unrecognized tax benefits.

For the nine months ended September 30, 2019, the Company recorded an income tax provision of $2,488, which includes a discrete income tax provision of $2,283. The calculation of the overall income tax provision for the nine months ended September 30, 2019 primarily consists of a domestic income tax provision resulting from state and local taxes, foreign income taxes and a discrete income tax provision related to an increase in the valuation allowance for foreign deferred tax assets, and for the accrual of interest related to unrecognized tax benefits.  For the nine months ended September 30, 2018, the Company recorded an income tax provision of $540, which includes a discrete tax provision of $156 for the accrual for taxes and interest related to unrecognized tax benefits.

The effective tax rate for the nine months ended September 30, 2019 was an income tax provision of 47.7% on pretax loss of $5,217 compared to an income tax provision of 30.2% on a pretax loss of $1,790 in the comparable prior period. The effective tax rate for the nine months ended September 30, 2019 differs from the U.S. statutory rate of 21% primarily due to the mix of domestic and foreign earnings, nondeductible foreign permanent differences, an increase in the valuation allowance for foreign deferred tax assets, domestic losses for which the Company is not recognizing an income tax benefit and for the accrual of interest related to unrecognized tax benefits.

On December 22, 2017, the Jobs Act was enacted into law. The Company completed its analysis of the Jobs Act for the year ended December 31, 2018. There was no impact on income tax expense in 2018 as a result of the changes to the provisional amounts recorded in the consolidated financial statements for the year-ended December 31, 2017.

The Company’s total unrecognized tax benefits as of September 30, 2019 and 2018 were approximately $4.1 million and $1.0 million which would reduce the Company’s effective tax rate if recognized. Included in the unrecognized tax benefits is a liability for the disputed Romania income tax audit assessment for tax years 2012-2016. Depending upon the final resolution of the disputed income tax assessment, the uncertain tax position liability could be higher or lower than the amount recorded at September 30, 2019.  A favorable resolution of an unrecognized tax benefit could be recognized as a reduction in the tax provision and effective rate in the period of resolution. An unfavorable settlement of an unrecognized tax benefit could increase the tax provision and effective tax rate, and may require the use of cash in the period of resolution. It is not reasonably possible estimate the change in unrecognized tax benefits within 12 months of the reporting date.

15. Net Earnings (Loss) per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of convertible debt, restricted stock units and stock options. Details of the calculations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income	$(11,851)	$122	$(7,705)	$(2,330)

(Loss) earnings per share
Basic	$(0.60)	$0.01	$(0.39)	$(0.13)
Diluted	$(0.60)	$0.01	$(0.39)	$(0.13)

Weighted average common shares outstanding
Basic	19,690,233	19,610,168	19,684,521	18,003,829

Diluted
Basic	19,690,233	19,610,168	19,684,521	18,003,829
Dilutive effect of restricted stock units and stock options	25,817	84,211	30,551	—
	19,716,050	19,694,379	19,715,072	18,003,829

The following securities were not included in the computation of diluted earnings per share as their effect would have been antidilutive:

	As of September 30,
	2019	2018
Unvested restricted stock units	198,874	106,097
Options to purchase common stock	97,437	47,437
Convertible subordinated notes	1,549,451	1,549,451
	1,845,762	1,702,985

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

The Purchase Agreement also provides for certain rights of Tadano and certain limitations on the Company, subject in each case to Tadano continuing to meet certain minimum ownership requirements. Specifically, so long as Tadano owns at least a majority of the Shares, Tadano has certain preemptive rights to purchase its pro rata share of specified equity securities (including certain derivative and convertible securities) issued by the Company after the Closing Date. Additionally, so long as Tadano owns at least 10% of the Company’s issued and outstanding shares of common stock, the Company is prohibited, absent Tadano’s consent, from, among other items: (i) increasing the number of directors on the Company’s board of directors to a number greater than ten; (ii) entering into certain related person or affiliated transactions, subject to certain exceptions; and (iii) authorizing or approving any plan of dissolution of the Company, any liquidating distribution of the Company’s assets or other action relating to the dissolution or liquidation of the Company. The Purchase Agreement also contains certain restrictions on asset sales by the Company. In addition, so long as it owns at least 10% of the Company’s issued and outstanding shares of common stock, Tadano shall have the right to nominate one individual to serve on the Company’s board of directors.

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

Stock Issued to Employees and Directors

The Company issued shares of common stock to employees and Directors as restricted stock units issued under the Company’s 2004 Incentive Plan vested. Upon issuance entries were recorded to increase common stock and decrease paid in capital for the amounts shown below. The following is a summary of stock issuances that occurred during the period:

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
January 1, 2019	Employee	2,500	$14
January 4, 2019	Directors	7,900	48
January 4, 2019	Employee	21,502	131
March 13, 2019	Directors	7,920	58
May 15, 2019	Employee	560	6
May 31, 2019	Directors	6,600	77
August 20, 2019	Employee	333	4
September 18, 2019	Employee	2,612	18
		49,927	$356

Stock Repurchase

The Company purchases shares of Common Stock from certain employees at the closing share price on the date of purchase. The stock is purchased from the employees to satisfy employees’ withholding tax obligations related to stock issuances described above. The below table summarizes shares repurchased from employees during the current year through September 30, 2019:

Date of Purchase	Shares Purchased	Closing Price on Date of Purchase
January 1, 2019	2,882	$6.65
August 20, 2019	116	$5.60
September 18, 2019	766	$6.24
	3,764

Equity was decreased by $25, the aggregated value of the shares reflected in the table above.

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

Restricted Stock Awards

The following table contains information regarding restricted stock units:

September 30, 2019
Outstanding on January 1, 2019	72,874
Units granted during the period	187,310
Vested and issued	(46,163)
Vested-issued and repurchased for income tax withholding	(3,764)
Forfeited	(11,383)
Outstanding on September 30, 2019	198,874

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $141 and $139 for the three months and $441 and $530 for the nine months ended September 30, 2019 and 2018, respectively.  Additional compensation expense related to restricted stock units will be $136, $437 and $356 for the remainder of 2019, 2020 and 2021, respectively.

Stock Options

On September 1, 2019, 50,000 stock options were granted at $5.62 per share and vest ratably on each of the first three anniversary dates. Compensation expense related to stock options were $7 for the three and nine months ended September 30, 2019 compared to $0 for the comparable periods. Additional compensation expense will be $21, $69 and $31 for the remainder of 2019, 2020 and 2021, respectively. The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model for stock options granted on September 1, 2019:

Grant date 9/1/2019
Dividend yields	—
Expected volatility	51.0%
Risk free interest rate	1.42%
Expected life (in years)	6
Fair value of the option granted	$2.76

On May 23, 2018, the Company issued options under the predecessor 2004 Equity Plan to purchase 47,437 shares of the Company’s common stock at $11.08 per share (the closing price of the Company’s common stock on the date before the Tadano Purchase Agreement was executed) to a consultant in connection with his services related to Tadano’s investment in the Company.  The options expire on May 23, 2028.  The Company determined that the fair market value of the options was $130 on date of grant.  The value of options is one component of the expenses related to the Tadano transactions discussed above.

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

When it is probable that a loss has been incurred and possible to make a reasonable estimate of the Company’s liability with respect to such matters, a provision is recorded for the amount of such estimate or the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur. The Company established reserves for several PM lawsuits in conjunction with the accounting for our acquisition of PM.

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

On May 5, 2011, the Company entered into two separate settlement agreements with two plaintiffs. As of September 30, 2019, the Company has a remaining obligation under the agreements to pay the plaintiffs an aggregate of $1,140 without interest in 12 annual installments of $95 on or before May 22 of each year. The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total payment will be charged to interest expense over the payment period.

It is reasonably possible that the “Estimated Reserve for Product Liability Claims” may change within the next 12 months. A change in estimate could occur if a case is settled for more or less than anticipated, or if additional information becomes known to the Company.

Romania Income Tax Audit

As described in Note 14, Income Taxes, included in the unrecognized tax benefits is a liability for the disputed Romania income tax audit assessment for tax years 2012-2016.  Depending upon the final resolution of the income tax assessment, the liability could be higher or lower than the amount recorded at September 30, 2019.

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

During the quarter ended March 31, 2017, the Company was the majority owner of ASV and, therefore, ASV was not a related party during that period.  In May 2017, the Company reduced is its ownership interest in ASV to 21.2% and in February 2018 further reduced its ownership to approximately 11%.   As such, ASV became a related party beginning in the quarter ended June 30, 2017.  The Company sold its remaining interest in ASV in September 2019 and is no longer a related party at September 30, 2019.

As of September 30, 2019 and December 31, 2018, the Company had accounts receivable and payable with related parties as shown below:

		September 30, 2019	December 31, 2018
Accounts Receivable:	Terex	$—	$23
Accounts Payable	Terex	137	1,394
Net Related Party Accounts Payable		$137	$1,371

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

		Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Rent paid:	Bridgeview Facility (1)	$69	$69	$205	$201

Sales to:	Terex	$3	$—	$11	$—
	Tadano	139	—	278	—
Total Sales		$142	$—	$289	$—

Purchases from:	Terex	$142	$139	$1,050	$809

(1)

The Company leases its 40,000 sq. ft. Bridgeview facility from an entity controlled by Mr. David Langevin, the Company’s Executive Chairman and former CEO. Pursuant to the terms of the lease, the Company makes monthly lease payments of $23. The Company is also responsible for all the associated operations expenses, including insurance, property taxes, and repairs. On October 3, 2018, the lease was amended to extend the initial lease term to fifteen years expiring in May 26, 2025 with a provision for an option one five-year period and thereafter, six one year extension periods. The lease contains a rental escalation clause under which annual rent is increased during the initial lease term by the lesser of the increase in the Consumer Price Increase or 2.0%. Rent for any extension period shall, however, be the then-market rate for similar industrial buildings within the market area. The Company has the option to purchase the building by giving the Landlord written notice at any time prior to the date that is 180 days prior to the expiration of the lease or any extension period. The Landlord can require the Company to purchase the building if a Change of Control Event, as defined in the agreement occurs by giving written notice to the Company at any time prior to the date that is 180 days prior to expiration of the lease or any extension period. The purchase price regardless whether the purchase is initiated by the Company or the landlord will be the Fair Market Value as of the closing date of said sale.

Note Payable to Terex

As of September 30, 2019, the Company had a convertible note payable of $7,281 (net of unamortized debt discount) to Terex.  See Note 12 for additional details regarding this convertible note.

19. Sale of Investment in ASV Holdings

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

Disposition of the Remaining Available for Sale Investment

Over the period from February 26 to 28, 2018, the Company sold an aggregate of 1,000,000 shares of ASV in privately-negotiated transactions with institutional purchasers.  All such shares were sold for $7.00 per share.  Following such sale transactions, the Company owned an aggregate of 1,080,000 shares of ASV which equated to approximately 11.0% percent of ASV.  After this transaction, the investment in ASV is no longer accounted for under the equity method. The Company recognized a pretax loss of $205 (which includes the $118 of commissions paid) in connection with sale of these shares.  The Company was not able to record a tax benefit for this loss.

In September 2019, ASV merged with Yanmar America Corporation resulting in the Company receiving $7.05 per share in cash, or $7.6 million, for its remaining 1,080,000 shares of ASV.

Going forward, the Company no longer has marketable equity securities on its consolidated balance sheet. Gains and losses related to fair value adjustments on marketable equity securities were recorded into income each reporting period.  The Company recognized an $0.2 million gain from change in fair value of marketable securities during the quarter ended September 30, 2019 and a gain of $5.5 million for the nine months ended September 30, 2019. The Company recognized a loss from the change in fair value of marketable securities of $0.9 million during the quarter ended September 20, 2018 and a loss of $2.3 million for the nine months ended September 30, 2018.

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

PM Group is a leading Italian manufacturer of truck mounted hydraulic knuckle boom cranes and a product range spanning more than 50 models.  Through its consolidated subsidiaries, PM Group has locations in Modena, Italy; Iberica, Spain; Arad, Romania; Chassieu, France; Buenos Aires, Argentina; Santiago, Chile; London, UK and Mexico City, Mexico.

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

Equity Investment

On May 17, 2017, the Company began accounting for its investment in ASV under the equity method as the Company sold shares of ASV that reduced its ownership percentage from 51% to 21.2%. From February 26 to 28, 2018, the Company sold an additional 1,000,000 shares of ASV stock, which reduced its ownership percentage to approximately 11.0%. In September 2019, the Company received cash merger consideration for its remaining 1,080,000 shares of ASV and no longer has an investment in ASV.

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

Business Overview

For 2019, the annualized industry shipment rate for straight-mast cranes is now approximately 1,200 units consistent with 2018 levels, while industry orders for straight mast cranes have softened from 2018 levels. The data that the Company has seen indicates that dealer rental utilization and United States commercial construction indices remain at healthy levels. Industry demand for knuckle boom cranes is stable and orders for knuckle boom cranes are being a more significant portion of the Company’s backlog.  During the third quarter of 2019, the Company launched the Manitex branded line of articulating cranes (“MAC”) at a trade show in Louisville, Kentucky targeting roofing, concrete, general construction and supply industries. Based on current sales trend, the Company expects MAC sales to grow significantly in 2020. We also have expanded our North American distribution network with the addition of one new MAC dealer and three straight mast dealers.

In September of 2019, the Company appointed a new CEO with significant international crane experience to stimulate the PM business to much higher performance in this substantial market. The Company will be targeting cost reductions, improved dealer management and incentivization, revamping product designs, improving parts execution and fill rates and stressing a commitment to quality and safety. During the third quarter of 2019, PM was awarded a new contract at $4.5 million with an option to purchase an additional $4 million in additional deliveries to supply knuckle boom cranes to an international military.  We have also started shipping articulated cranes under the brand name PM-Tadano to customers in Asia, this was a key branding initiative we have launched within the past 180 days.

The Company’s backlog is $57.6 million and $66.7 million at September 30, 2019 and December 31, 2018, respectively.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Net (loss) income for the three-month periods ended September 30, 2019 and 2018

For the three months ended September 30, 2019 and 2018 the Company had net loss of $11.9 million compared to net income of $0.1 million, respectively.

For the three months ended September 30, 2019, the net loss of $11.9 million consisted of revenue of $51.9 million, cost of sales of $43.8 million, research and development costs of $0.5 million, Selling, General and Administrative (SG&A) expenses of $16.3 million, interest expense of $1.1 million, interest income of $0.04 million, a gain in change in fair value of securities held of $0.2 million, a foreign currency loss of $0.3 million, and income tax expense of $2.0 million.

For the three months ended September 30, 2018, the net loss of $0.1 million consisted of revenue of $60.9 million, cost of sales of $48.9 million, research and development costs of $0.8 million, SG&A expenses of $8.2 million, interest expense of $1.3 million, interest income of $0.1 million, a loss in the fair value of securities held of $0.9 million, a foreign currency loss of $0.4 million, other loss of $0.01 million, and income tax expense of $0.3 million.

Net revenues and gross profit —For the three months ended September 30, 2019, net revenues and gross profit were $51.9 million and $8.1 million, respectively. Gross profit as a percent of revenues was 15.6% for the three months ended September 30, 2019. For the three months ended September 30, 2018, net revenues and gross profit were $60.9 million and $12.0 million, respectively. Gross profit as a percent of revenues was 19.7% for the three months ended September 30, 2018.

Net revenues decreased $9.0 million or 14.8% to $51.9 million for the three months ended September 30, 2019 from $60.9 million for the comparable period in 2018. The decrease in revenues is primarily due to decreases in sales of straight mast and knuckle boom cranes. The revenues for the three months ended September 30, 2019 were also unfavorably impacted by $0.9 million in foreign currency translation adjustments resulting from a weaker Euro.

Our gross profit decreased $3.9 million to $8.1 million for the three months ended September 30, 2019 from $12.0 million for the comparable period in 2018. The decrease in gross profit is attributable to decreases in revenues and product mix which caused a 4.1% decline in gross profit percentage. The decline in the gross profit percentage is primarily due to a decrease in the gross margin percentage generated on the sale of straight mast and knuckle boom cranes.

Research and development —Research and development expense was $0.5 million for the three months ended September 30, 2019 compared with $0.8 million for the same period in 2018. The decrease was due to redesign expenses that took place in the third quarter of 2018. The Company’s research and development spending reflects our continued commitment to develop and introduce new products that give the Company a competitive advantage.

Selling, general and administrative expense —Selling, general and administrative expense for the three months ended September 30, 2019 was $16.3 million compared to $8.2 million for the comparable period in 2018, an increase of $8.1 million. The increases are primarily related to impairment charges of $8.1 million of intangibles during the three months ended September 30, 2019 and increases in salary expenses related to the Company’s new product launch, trade shows, bad debt and consulting fees. These increases were partially offset by cost savings from various cost reduction initiatives and a net favorable exchange rate impact.

Operating (loss) income—For the three months ended September 30, 2019 and 2018 the Company had operating loss of $8.7 million compared to operating income of $3.0 million for the comparable period in 2018. Operating income decreased due to changes in revenue, cost of sales and operating expenses as explained above.

Interest expense —Interest expense was $1.1 million for the three months ended September 30, 2019 compared to $1.3 million for the comparable period in 2018. The decrease in interest expense was primarily attributed to a decrease in outstanding debt, which was partially offset by higher interest rates.

Foreign currency transaction losses —For the three months ended September 30, 2019, the Company had foreign currency loss of $0.3 million compared to loss of $0.4 million for the comparable period in 2018.  As previously stated, the Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in a currency other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds. Currency risks can be reduced but not eliminated in part because the Company has not been able to identify a strategy to effectively hedge the currency risks related to the Argentinian peso.   The Company records at the balance sheet date the forward currency exchange contracts at their market value with any associated gain or loss being recorded in current earnings as a currency gain or loss.

Income tax — Based on the weighting of all positive and negative available evidence, most notably significant negative evidence of including a three-year cumulative losses and a decline in sales during the third quarter of 2019, which led to a triggering event where goodwill is impaired, we determined that it is appropriate to establish a valuation allowance against the deferred tax assets of PM. The Company considered and weighed positive evidence including our existing backlog and how the backlog might enhance future earnings. However, because the accounting guidance for income taxes considers a projection of future earnings inherently subjective, it does not carry significant weight to overcome the objectively verifiable evidence of cumulative losses in recent years. Although the recognition of the valuation allowance is a non-cash charge of approximately $2.2 million to income tax expense, it did have a negative impact on the net loss for the three and nine months ended September 30, 2019. If these estimates and assumptions change in the future, the Company may be required to reduce its valuation allowance resulting in less income tax expense. The Company evaluates the likelihood of realizing its deferred tax assets quarterly.

For the three months ended September 30, 2019 and 2018 the Company recorded an income tax provision of $2.0 million and $0.3 million, respectively. The calculation of the overall income tax provision for the three months ended September 30, 2019 primarily consists of a domestic income tax provision resulting from state and local taxes, foreign income taxes, and a discrete income tax provision related to the increase in the valuation allowance for foreign deferred tax assets, and for the accrual of interest related to unrecognized tax benefits.

The effective tax rate for the three months ended September 30, 2019 was an income tax provision of 19.8% on pretax loss of $9,893 compared to an income tax provision of 73.3% on a pretax income of $457 in the comparable prior period.  The effective tax rate for the three months ended September 30, 2019 differs from the U.S. statutory rate of 21% primarily due to the mix of domestic and foreign earnings, nondeductible foreign permanent differences, an increase in the valuation allowance for foreign deferred tax assets, domestic losses for which the Company is not recognizing an income tax benefit, and for the accrual of interest related to unrecognized tax benefits.

Change in fair value of securities held—For the three months ended September 30, 2019 the Company had a gain of $0.2 million compared with a loss of $0.9 million for the same period in 2018. The gain for the three months ended September 30, 2019 was due to a change in the fair value of securities held in ASV (see Notes 2 and 8 in the accompanying Condensed Consolidated Financial Statements).

Net (loss) income— For the three months ended September 30, 2019 and 2018 the Company had a net loss of $11.9 million compared to a net income of $0.1 million, respectively. The change is explained above.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Net loss for the nine-month periods ended September 30, 2019 and 2018

For the nine months ended September 30, 2019 and 2018 the Company had net losses of $7.7 million and $2.3 million, respectively.

For the nine months ended September 30, 2019 the net loss of  $7.7 million consisted of revenue of $170.3 million, cost of sales of $139.5 million, research and development costs of $1.9 million, SG&A expenses of $35.7 million, interest expense of $3.4 million, interest income of $0.2 million, income of  $5.5 million from change in fair value of securities held, foreign currency transaction loss of $0.7 million, other expense of $0.04 million and income tax expense of  $2.5 million.

For the nine months ended September 30, 2018 the net loss of $2.3 million consisted of revenue of $181.5 million, cost of sales of $146.0 million, research and development costs of $2.2 million, SG&A expenses of $27.2 million, interest expense of $4.4 million, interest income of $0.1 million, loss of $2.3 million from change in fair value of securities held, foreign currency transaction loss of $0.6 million, other expense of $0.4 million, equity investment loss of $0.4 million and income tax expense of $0.5 million.

Net revenues and gross profit —For the nine months ended September 30, 2019, net revenues and gross profit were $170.3 million and $30.9 million, respectively. Gross profit as a percent of revenues was 18.1% for the nine months ended September 30, 2019. For the nine months ended September 30, 2018, net revenues and gross profit were $181.5 million and $35.5 million, respectively. Gross profit as a percent of revenues was 19.6% for the nine months ended September 30, 2018.

Net revenues decreased $11.2 million or 6.2% to $170.3 million for the nine months ended September 30, 2019 from $181.5 million for the comparable period in 2018.  The decreases are primarily due to decreases in sales of straight mast and knuckle boom cranes and specialized mobile tank revenues. The revenues for the nine months ended September 30, 2018 were also favorably impacted by $5.2 million in foreign currency translation adjustments resulting from a stronger Euro.

Our gross profit decreased $4.6 million to $30.9 million for the nine months ended September 30, 2019 from $35.5 million for the comparable period in 2018. The decrease in gross profit is attributable to a decrease in revenues and increases in inventory reserves and increases in chassis sales with low margins.

Research and development —Research and development expense was $1.9 million for the nine months ended September 30, 2019 compared to $2.2 million for the same period in 2018.  Research and development expenditures were relatively consistent with the prior period. The Company’s research and development spending continues to reflect our continued commitment to develop and introduce new products that give the Company a competitive advantage.

Selling, general and administrative expense —Selling, general and administrative expense for the nine months ended September 30, 2019 was $35.7 million compared to $27.2 million for the comparable period in 2018, an increase of $8.5 million.  Approximately $8.1 million of the increase is attributed to impairment charges of intangibles; other increases included roof repair at Badger, trade shows, salaries to support new product launch, PM restructuring costs, audit and consulting fees and bad debt reserves. These increases were partially offset by decreases in restatement fees and a favorable impact on foreign currency translation adjustments resulting from a weaker Euro.

Operating (loss) income —For the nine months ended September 30, 2019 and 2018 the Company had operating loss of $6.7 million compared to income of $6.2 million for the comparable period in 2018.  Operating income decreased due to changes in revenue, cost of sales and operating expenses as explained above.

Interest expense —Interest expense was $3.4 million for the nine months ended September 30, 2019 compared to $4.4 million for the comparable period in 2018. The decrease in interest expense was primarily attributed to a decrease in outstanding debt, which was partially offset by higher interest rates.

Foreign currency transaction losses —For the nine months ended September 30, 2019, the Company had a foreign currency loss of $0.7 million compared to a $0.6 million loss for the comparable period in 2018.  As previously stated, the Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in a currency other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds. A substantial portion of the losses relate to changes in the Argentinian peso.  The Company has not been able to identify a strategy to effectively hedge the currency risks related to the Argentinian peso.

Income tax — Based on the weighting of all available positive and negative evidence, most notably significant negative evidence of including a three-year cumulative losses and a decline in sales during the third quarter, which led to a triggering event where goodwill is impaired, we determined that it is appropriate to establish a valuation allowance against the deferred tax assets of PM. The Company considered and weighed positive evidence including our existing backlog and how the backlog might enhance future earnings. However, because the accounting guidance for income taxes considers a projection of future earnings inherently subjective, it does not carry significant weight to overcome the objectively verifiable evidence of cumulative losses in recent years. Although the recognition of the valuation allowance is a non-cash charge of approximately $2.2 million to income tax expense, it did have a negative impact on the net loss for the three and nine months ended September 30, 2019. If these estimates and assumptions change in the future, the Company may be required to reduce its valuation allowance resulting in less income tax expense. The Company evaluates the likelihood of realizing its deferred tax assets quarterly.

For the nine months ended September 30, 2019 and 2018, the Company recorded an income tax provision of $2.5 million and $0.5 million, respectively. The calculation of the overall income tax provision for the nine months ended September 30, 2019 primarily consists of a domestic income provision resulting from state and local taxes, foreign income taxes, and a discrete income tax provision related to an increase in the valuation allowance for foreign deferred tax assets, and for the accrual of taxes and interest related to unrecognized tax benefits.

The effective tax rate for the nine months ended September 30, 2019 was an income tax provision of 47.7% on a pretax loss of $5,217 compared to an income tax provision of 30.2% on a pretax loss of $1,790 in the comparable prior period.  The effective tax rate for the nine months ended September 30, 2019 differs from the U.S. statutory rate of 21% primarily due to the mix of domestic and foreign earnings, nondeductible foreign permanent differences, an increase in the valuation allowance for foreign deferred tax assets, domestic losses for which the Company is not recognizing an income tax benefit and for the accrual for taxes and interest related to unrecognized tax benefits.

Other loss— For the nine months ended September 30, 2019 and 2018, the Company had other loss of $0.01 million compared to $0.4 million for the comparable period in 2018. For the nine months ended September 30, 2018, the Company had other loss as the fair market value of a contingent liability associated with the PM acquisition was increased based on a revaluation that used updated information.

Change in fair value of securities held— For the nine months ended September 30, 2019, the Company had income of $5.5 million compared to losses of $2.3 million for the comparable period in 2018. Income for the nine months ended September 30, 2019 were due to a change in the fair value of securities held in ASV (see Notes 2 and 8 in the accompanying Condensed Consolidated Financial Statements).

Net loss—For the nine months ended September 30, 2019 and 2018 the Company had a net loss of $7.7 million and $2.3 million, respectively.  The change is explained above.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash were $20.3 million at September 30, 2019 compared to $22.3 million at December 31, 2018. In addition, the Company has a U.S. revolving credit facility with a maturity date of July 20, 2023. At September 30, 2019 the Company had approximately $29.5 million available to borrow under its revolving credit facility.

On June 26, 2019, ASV entered into an Agreement and Plan of Merger. The Company’s investment in ASV common stock was converted into $7.05 per share in cash. The Company has received approximately $7.6 million in cash in September of 2019.

At September 30, 2019, the PM Group had established working capital facilities with five Italian, one Spanish and eight South American banks. Under these facilities, the PM Group can borrow $25.2 million against orders, invoices and letters of credit. At September 30, 2019, the PM Group had received advances of $17.8 million. Future advances are dependent on having available collateral.

Our subsidiary in Argentina (“PM Argentina”) began accounting for their operations as highly inflationary effective July 1, 2018, as required by GAAP.  Under highly inflationary accounting, PM Argentina’s functional currency became the Euro (its parent company reporting currency), and its income statement and balance sheet have been measured in Euros using both current and historical rates of exchange.  The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in other (income) and expense, net and was not material.  As of September 30, 2019, PM Argentina had a small net peso monetary position.  Net sales of PM Argentina were less than 5 and 10 percent of our consolidated net sales for the nine months ended September 30, 2019 and 2018.

Change in Debt

During the nine months ended September 30, 2019, total debt decreased by $2.4 million to $70.6 million at September 30, 2019 from $73.0 million at December 31, 2018.

The following is a summary of the net increase in our indebtedness from December 31, 2018 to September 30, 2019:

Facility	Increase/(decrease)
Note payable—bank (insurance premiums)	$0.1	million
Note payable—Badger	(0.1)	million
Capital leases-buildings	(0.1)	million
Capital leases-equipment	(0.2)	million
Convertible note-Perella	0.1	million
PM	(2.5)	million
Valla working capital borrowings	0.2	million
	$(2.5)	million
Debt issuance costs	0.1	million
	$(2.4)	million

(1)

The amounts on the above table are calculated by determining the differences between the U.S. dollar amounts, or in case of foreign debt, the difference in U.S. amount of local currency debt for September 30, 2019 and December 31, 2018 converted at the exchange rate as of the two respective balance sheet dates. The net change on the above tables agrees to the change in debt that appears on the face of the Company’s balance sheet.

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

Outstanding borrowings

The following is a summary of our outstanding borrowings at September 30, 2019:

(In millions)

	Outstanding Balance	Interest Rate	Interest Paid	Principal Payment
U.S. Revolver	$—	N/A	Monthly	July 20, 2023 maturity
Note payable bank (insurance premiums)	0.1	5.0%	Monthly	January 2019 through October 2019 maturity
Convertible note—Terex	7.3	7.5%	Semi-Annual	January 1, 2021 maturity
Convertible note—Perella	14.8	7.5%	Semi-Annual	January 7, 2021 maturity
Capital lease—cranes for sale	0.3	5.5%	Monthly	January 13, 2021 maturity
Capital lease—Georgetown facility	4.9	12.5%	Monthly	$0.06 million monthly payment includes interest. April 30, 2028 maturity
Note payable—Winona Facility	0.3	8.0%	Monthly	$0.01 million monthly
PM unsecured borrowings	13.2	3.5%	Semi-Annual	Variable semi-annual starting December 2019 through December 2025
PM Autogru term loan #1	0.1	3.00%	Monthly	$0.01 million monthly through October 2020
PM Autogru term loan #2	0.3	2.50%	Monthly	$0.01 monthly through September 2019
PM Autogru term loan #3	0.3	2.75%	Monthly	Monthly through June 2023
PM term loans with related accrued interest, interest rate swaps and FMV adjustments	11.0	0 to 3.5%	Semi-Annual	Annual installments starting December 2019 and a balloon payment in December 2026
PM short-term working capital borrowings	17.8	1.75 to 65.0%	Monthly	Upon payment of invoice
Valla note payable	0.1	4.38%	Quarterly	Over 14 quarterly payments
Valla short-term working capital borrowings	0.2	4.50 to 4.75%	Monthly	Upon payment of invoice or letter of credit
	$70.7
Debt issuance costs	(0.1)

Debt net of issuance costs	$70.6

Future availability under credit facilities

As stated above, the Company had cash of $20.3 million and approximately $29.5 million available to borrow under its credit facility at September 30, 2019.

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

Cash flows for the nine-month periods ended September 30, 2019 compared to nine-months ended September 30, 2018

Operating Activities -- For the first nine months of 2019, cash used by operating activities increased by $4.1 million compared to $2.8 million of cash used in the same period in the prior year primarily driven by declined operating income in 2019 and a slightly increase  in cash consumed for working capital compared to the same period in the prior year. Effective accounts receivable management generated $7.9 million cash in the first nine months of 2019 compared to $3.0 million from the same period a year ago, partially offset by $3.8 million cash that was used to pay down accounts payable in the first nine months of 2019 compared to $4.5 million increase in accounts payable from the same period a year ago.

Investing Activities - Cash provided by investing activities was $6.1 million in the first nine months of 2019 which included a $7.6 million in proceeds from the conversion of 1,080,000 shares of ASV stock in Q3 2019 into cash consideration in ASV’s merger. Cash provided by investing activities was $6.4 million in the same period a year ago which included a $7.0 million in proceeds from the sale of 1,000,000 shares of ASV stock in Q1 2018. Cash payments for plant, property and equipment were $1.5 million and $0.6 million for the first nine months of 2019 and 2018, respectively.

Financing Activities - Cash used by financing activities was $0.7 million for the nine months ended September 30, 2019.  Cash from financing activities was an inflow of $12.3 million for the nine months ended September 30, 2018, which included a $32.0 million investment from Tadano partially offset by a reduction in working capital borrowing of $5.1 million, a decrease in revolver borrowing of $12.9 million and other financing activities that consumed $1.7 million.

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

Off-Balance Sheet Arrangements

CIBC has issued 2 standby letters of credit at September 30, 2019.  The first standby letter of credit is $0.5 million in favor of an insurance carrier to secure obligations which may arise in connection with future deductible payments that may be incurred under the Company’s worker’s compensation insurance policies.  The second standby letter of credit is $20 thousand in favor of a governmental agency to secure obligations which may arise in connection with worker’s compensation claims.

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

Item 4—Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), and the Audit Committee of the Board of Directors, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as of September 30, 2019.  The Company’s evaluation has identified certain material weaknesses in its internal control over financial reporting as further described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Based on the evaluation of these material weaknesses, the Company has concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2019 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on a number of factors, including the completion of the Audit Committee’s internal investigation, our internal review that identified revisions to our previously issued financial statements, and efforts to remediate the material weaknesses in internal control over financial reporting described below we believe the condensed consolidated financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

The effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that our controls and procedures will detect all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained.

Our Chief Executive Officer and Chief Financial Officer have determined that there were deficiencies in our internal control over financial reporting that constitute material weaknesses, as defined by SEC regulations, at September 30, 2019, with respect to procedures for:

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

Accordingly, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting and disclosure controls and procedures, as defined by SEC regulations, were not effective at September 30, 2019.

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

The audit committee has directed management to develop a detailed plan and timetable for the implementation of the foregoing remedial measures (to the extent not already completed) and will monitor their implementation. Management completed development/implementation of the detail plan during the third quarter and have been providing updates to the audit committee on a periodic basis. As part of the plan, during the third quarter of 2019, the Company hired an information technology director to evaluate and improve the information technology controls at our U.S. operations so as to enable us to identify and mitigate risks of material accounting errors. During the second quarter of 2019, the Company engaged a top ten accounting firm to help with remediating its material weaknesses. In addition, under the direction of the audit committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

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

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1—July 31, 2019	—	$—	—	—
August 1—August 31, 2019	116	5.60	—	—
September 1—September 30, 2019	766	6.24	—	—

	882	$6.15	—	—

Item 3—Defaults Upon Senior Securities

None

Item 4—Mine Safety Disclosures

Not applicable.

Item 5—Other Information

None

Item 6—Exhibits

See the Exhibit Index set forth below for a list of exhibits included with this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1

Employment Agreement, effective as of September 1, 2019, between Manitex International, Inc. and Steve Filipov (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 22, 2019).

10.2

Amendment to Employment Agreement, effective as of September 1, 2019, between Manitex International, Inc. and David J. Langevin (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 22, 2019).

10.3

Eighth Amendment to Loan and Security Agreement, dated as of September  30, 2019, by and among Manitex International, Inc., Manitex Inc., Manitex Sabre, Inc., Badger Equipment Company, Crane and Machinery, Inc., Crane and Machinery Leasing, Inc., Manitex, LLC, and CIBC Bank USA (f/k/a The PrivateBank and Trust Company) and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 2, 2019).

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

101*

The following financial information from Manitex International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended

September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Operations for the three and nine months ended September 30, 2019 and 2018 (ii) Statements of Comprehensive Income (Loss) for nine months ended September 30, 2019 and 2018, (iii) Balance Sheets as of September 30, 2019 and December 31, 2018, (iv) Statement of Shareholders’ Equity for the nine months ended September 30, 2019 and 2018; (v) Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, and (vi) Notes to Unaudited Interim Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 8, 2019

By:	/s/ STEVE FILIPOV
Steve Filipov
Chief Executive Officer and Director
(Principal Executive Officer)

November 8, 2019

By:	/s/ LAURA R. YU
Laura R. Yu
Chief Financial Officer (Principal Financial and Accounting Officer)