Form 10-K
period 2019-12-31
Manitex International, Inc.
filed 2020-03-10
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

The aggregate market value of the shares of common stock, no par value (“Common Stock”), held by non-affiliates of the registrant as of June 28, 2019 was approximately $88.2 million based upon the closing price for the Common Stock of $6.11 on the NASDAQ Stock Market on such date.

The number of shares of the registrant’s common stock outstanding as of March 1, 2020 was 19,715,435.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2020 Annual Meeting (the “2020 Proxy Statement”) to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

i

PART I

References to the “Company,” “we,” “our” and “us” refer to Manitex International, Inc., together in each case with our subsidiaries and any predecessor entities unless the context suggests otherwise.

Forward-Looking Statements

When reading this Annual Report on Form 10-K, it is important that you also read the financial statements and related notes thereto. This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements and are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, without limitation: (1) projections of revenue, earnings, capital structure and other financial items, (2) statements of our plans and objectives, (3) statements regarding the capabilities and capacities of our business operations, (4) statements of expected future economic conditions and the effect on us and on our customers, (5) expected benefits of our cost reduction measures, and (6) assumptions underlying statements regarding us or our business. Our actual results may differ from information contained in these forward-looking statements for many reasons, including those described below and in the section entitled “Item 1A. Risk Factors”:

(1)	a future substantial deterioration in economic conditions, especially in the United States and Europe;
(2)	government spending; fluctuations in the construction industry, and capital expenditures in the oil and gas industry;
(3)	our level of indebtedness and our ability to meet financial covenants required by our debt agreements;
(4)	our ability to negotiate extensions of our credit agreements and to obtain additional debt or equity financing when needed;
(5)	the impact that the restatement of our previously issued financial statements could have on our business reputation and relations with our customers and suppliers;
(6)	the cyclical nature of the markets we operate in;
(7)	an increase in interest rates;
(8)	our increasingly international operations expose us to additional risks and challenges associated with conducting business internationally;
(9)	difficulties in implementing new systems, integrating acquired businesses, managing anticipated growth, and responding to technological change;
(10)	our customers’ diminished liquidity and credit availability;
(11)	the performance of our competitors;
(12)	shortages in supplies and raw materials or the increase in costs of materials;
(13)	potential losses under residual value guarantees;
(14)	product liability claims, intellectual property claims, and other liabilities;
(15)	the volatility of our stock price;
(16)	future sales of our common stock;
(17)	the willingness of our stockholders and directors to approve mergers, acquisitions, and other business transactions;
(18)	currency transaction (foreign exchange) risks and the risk related to forward currency contracts;
(19)	compliance with changing laws and regulations;
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

Discontinued Operations

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

On May 11, 2017, in anticipation of an initial public offering, ASV Holdings converted from an LLC to a C-Corporation and the Company’s 51% interest was converted to 4,080,000 common shares of ASV.  On May 17, 2017, in connection within its initial public offering, ASV Holdings sold 1,800,000 of its own shares and the Company sold 2,000,000 shares of ASV Holdings common stock and reduced its investment in ASV to a 21.2% interest.  ASV was deconsolidated and was recorded as an equity investment starting with the quarter ended June 30, 2017. Periods ending before June 30, 2017 reflect ASV as a discontinued operation. In February 2018, the Company sold an additional 1,000,000 shares of ASV that it held which reduced the Company’s stake in ASV to approximately 11%.  The Company ceased accounting for its investment in ASV under the equity method and began accounting for its investment as a marketable equity security. In September 2019, in connection with the sale of ASV to Yanmar American Corporation the Company received cash merger consideration for its remaining 1,080,000 shares of ASV and no longer has an investment in ASV.   See Notes 11 and 26 for additional discussion related to the accounting treatment of the investment in ASV after the sale of the additional shares.

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

The Company sells its boom trucks through a network of over forty full-service dealers in the United States, Canada, Mexico, South America, and the Middle East. A number of our dealers maintain a rental fleet of their own. Boom trucks can be rented for either short or long-term periods.

In 2019, the annualized order rate for straight-mast cranes was approximately 1,200 units, consistent with 2018 levels. The data that the Company has seen indicates that dealer rental utilization and United States commercial construction indices remain at healthy levels. During the third quarter of 2019, the Company launched the Manitex branded line of articulating cranes (“MAC”) at a trade show in Louisville, Kentucky targeting roofing, concrete, general construction and supply industries. Based on current sales trends, the Company expects MAC sales to grow significantly in 2020. We also have expanded our North American distribution network with the addition of one new MAC dealer and three straight-mast dealers. While there is still work to do, both Gross Margin and EBITDA margin have bounced off our lows in the third quarter, and are trending higher as we head into 2020.

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

The market for knuckle boom cranes has been growing in recent years as the acceptability of the product has grown and its advantages have been accepted. Growth in North America, where the straight-mast boom truck crane has been the more dominant product, has been more rapid in recent years in combination with the overall improvement in the North American construction sector. PM’s share of the North American market has been historically low; however, this is an area of growth opportunity for the Company following its acquisition by Manitex.

PM aerial platforms are self-propelled or truck mounted and places an operator in a basket in the air in order to perform maintenance, repairs or similar activities. The equipment is used in a variety of applications including utilities, sign work and industrial maintenance and is often sold to rental operations.

PM group product serves in a number of geographies in West and East Europe but also the near and Far East and sells through dealers as well as its own sales and distribution offices. The market generally follows the domestic economic cycle for any particular country. Consequently, the market has shown a positive trend in the recent past.

In September of 2019, the Company appointed a new Chief Executive Officer (“CEO”) with significant international crane experience with the goal of stimulating the PM business to much higher performance in this substantial market. The Company will be targeting cost reductions, improved dealer management and incentivization, revamping product designs, improving parts execution and fill rates and stressing a commitment to quality and safety. We believe there is potential for continued gains in 2020 through higher production efficiencies and the re-configuration of our articulating crane business, which generates the highest margins within our product portfolio. During the third quarter of 2019, PM was awarded a new $4.5 million revenue contract with a customer’s option, to purchase an additional $4 million in additional deliveries to supply knuckle boom cranes to an international military company.  We have also started shipping articulated cranes under the brand name PM-Tadano to customers in Asia; this was a key branding initiative we launched during the second half of 2019. Our partnership with Tadano is gaining traction in Asia, and now starting in the Middle East, through our PM-Tadano branding efforts and distribution expansion. We are proud to have Tadano as a partner and investor, and have greatly improved our focus over the past few months to drive gains in 2020 and beyond for our articulating crane business. PM now represents a substantial portion of our backlog.

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

Part Sales

As part of our operations, we supply repair and replacement parts for our products. The parts business margins are higher than our overall margins. Part sales as a percentage of revenues tend to increase when there is a down-turn in the industry. Part sales as a percentage of revenues are approximately 13%, 12% and 12% for the years ended December 31, 2019, 2018 and 2017, respectively.

Total Company Revenues by Sources

The sources of the Company’s revenues are summarized below:

	2019	2018	2017
Boom trucks, knuckle boom & truck cranes	69%	73%	76%
Rough terrain cranes	4%	3%	3%
Mobile tanks	4%	5%	2%
Installation services	3%	2%	2%
Other equipment	7%	5%	5%
Part sales	13%	12%	12%
Total Revenue	100%	100%	100%

In 2019 and 2018, no customer accounted for 10% or more of the Company’s revenue. In 2017, one customer, Rush Truck Center, accounted for approximately 12.0% of the Company’s revenue.

Raw Materials

The Company purchases a variety of components used in the production of its products.  The Company purchases steel and a variety of machined parts, components and subassemblies including weldments, winches, cylinders, frames, rims, axles, wheels, tires, suspensions, cables, booms and cabs, as well as engines, transmissions and cabs.  Additionally, Manitex and PM mount their cranes on commercial truck chassis, which are either purchased by the Company or supplied by the customer. Lead times for these materials (including chassis) vary from several weeks to many months. The Company is vulnerable to a supply interruption in instances when only one supplier has been qualified and identifying and qualifying alternative suppliers can be very time consuming, and in some cases, could take longer than a year.  The Company has been working on qualifying secondary sources of some products to assure supply consistency and to reduce costs. The degree to which our supply base can respond to changes in market demand directly affects our ability to increase production and the Company attempts to maintain some additional inventory in order to react to unexpected increases in demand. During 2019, 2018 and 2017, raw materials and components were generally available to meet our production schedules and had no significant impact on full year revenues. During the first part of 2018 delivery of chassis for our larger cranes had a modest impact on production, however this was alleviated during the year as manufacturers increased their production and demand also slowed compared to the first half of the year.

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

The Company owns and uses several trademarks relating to its brands that have significant value and are instrumental to the Company’s ability to market its products. The Company’s most significant trademark is “Manitex” (presently registered with the United States Patent and Trademark Office until 2027).  Badger Equipment Company markets its products under the “Little Giant” and Badger trade names. Sabre markets its products under the “Sabre” tradename. Valla markets its products under the “Valla” tradename. PM sells its products using the trademark “PM” and PM subsidiary, PM Oil & Steel S.p.A.; formerly known as PM Group S.p.A, sells its products using the “OIL & STEEL” trademark.  The Manitex, Badger, Little Giant, PM and OIL & STEEL trademarks and trade names are important to the marketing and operation of the Company’s business as a significant number of our products are sold under those names.  PM has three patents. One is registered with the Italian Patents and Trademarks Office until 2028.  PM has two additional patents registered with OHIM that are in force until 2031 and 2034, respectively.

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

Backlog

The backlog at December 31, 2019 was approximately $66.2 million, compared to a backlog of approximately $66.7 million at December 31, 2018.  The December 31, 2019 backlog has increased by $8.6 million since September 30, 2019 when it was at $57.6 million.  The backlog has continued to grow during the early part of 2020 and was $71.0 million at February 21, 2020.   The Company expects to ship product to fulfill its existing backlog within the next twelve months.

Revenue Recognition and Long-Lived Assets

The information regarding revenue, the basis for attributing revenue from external customers to individual countries, and long-lived assets is found in Note 4 “Revenue Recognition” and Note 20 “Long-Lived Assets” to our consolidated financial statements, is hereby incorporated by reference into this Part I, Item 1.

Employees

As of December 31, 2019, the Company had 598 full time employees. The Company has not experienced any work stoppages and anticipates continued good employee relations. Twenty-three (23) of our employees are covered by collective bargaining agreements. Nineteen (19) of our employees at our Badger subsidiary are represented by International Union, United Automobile, Aerospace, and Agricultural Implement Workers of America, (“UAW”) and its local No. 316. The current union contract expires on January 21, 2023. Four employees are currently represented by Automobile Mechanics’ Local 701. The union contract expires on September 30, 2020. The employees represented by the Automobile Mechanics’ Local 701 are mechanics that work in our Equipment Distribution business. A number of our Equipment Distribution customers in the Chicago metropolitan area mandate union mechanics usage for any service / repair jobs.

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

You should carefully consider the following risks, together with the cautionary statement under the caption “Forward-Looking Statements” and the other information included in this report. The risks described below represent all of the material risks currently known to us; however, they are not the only ones the Company faces. Additional risks that are currently unknown to the Company or that the Company currently considers to be immaterial may also impair its business or adversely affect the Company’s financial condition or results of operations. If any of the following risks actually occur, the Company’s business, financial condition or results of operation could be adversely affected.

Significant deterioration in economic conditions, especially in the United States and Europe, has had and may again have negative effects on the Company’s results of operations and cash flows

Significant deterioration in economic conditions, especially in the United States and Europe, has had and may again have negative effects on the Company’s results of operations and cash flows. For example, the current outbreak of coronavirus, which began in China and has subsequently spread to other countries, could potentially have a significant negative impact on the global economy. Economic conditions affect the Company’s sales volumes, pricing levels and overall profitability. Demand for many of the Company’s products depends on end-use markets. Challenging economic conditions may reduce demand for our products and may also impair the ability of customers to pay for products they have purchased. As a result, the Company’s reserves for doubtful accounts and write-offs for accounts receivable may increase.

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

As of December 31, 2019, the Company’s total debt was $65 million, which includes: notes payable, convertible debt and capital lease obligations.

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

The Company’s existing debt agreements contain a number of significant covenants which may limit its ability to, among other things, borrow additional money, make capital expenditures, pay dividends, dispose of assets and acquire new businesses. These covenants also require the Company to meet certain financial and non-financial tests. In 2018, the Company received waivers related to non-compliance with certain covenants and defaults under its U.S. credit facilities and its convertible notes.  The Company also restructured certain debt arrangements which restructuring cured the defaults caused by the failed covenant.  An additional default or other event of non-compliance, if not waived or otherwise permitted by the Company’s lenders, could result in acceleration of the Company’s debt and possibly bankruptcy.

The Company may require additional funding, which may not be available on favorable terms or at all.

Our future capital requirements will depend on the amount of cash generated or required by our current operations, as well as additional funds which may be needed to finance future acquisitions. Future cash needs are subject to substantial uncertainty.

Adequate funds may not be available when needed, and if we do not receive sufficient capital, we may be required to alter or reduce the scope of our operations or to forego making future acquisitions. If we raise additional funds by issuing equity securities, existing stockholders may be diluted.

The Company’s business is affected by the cyclical nature of its markets.

A substantial portion of our revenues are attributed to a limited number of customers (none which are greater than 10%) which may decrease or cease purchasing any time, since the Company’s products depends upon the general economic conditions of the markets in which the Company competes. The Company’s sales depend in part upon its customers’ replacement or repair cycles. Adverse economic conditions, including a decrease in commodity prices, may cause customers to forego or postpone new purchases in favor of repairing existing machinery. Downward economic cycles may result in reductions in sales of the Company’s products, which may reduce the Company’s profits. The Company has taken a number of steps to reduce its fixed costs and diversify its operations to decrease the negative impact of these cycles. However, these steps may not prevent the negative impact of poor economic conditions.

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

The Company’s business is sensitive to changes in government spending.

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

Price increases in materials could reduce our profitability.

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

As noted in item 9A below, the Company did not maintain an effective control environment over the information technology general controls based upon the criteria established in the COSO framework, to enable identification and mitigation of risks of material accounting errors. The Company has developed and is implementing a remediation plan to address this issue. See Item 9A “Controls and Procedures” for further information.

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

The Company relies on key management.

The Company relies on the management and leadership skills of Steve Filipov, its Chief Executive Officer. Mr. Filipov entered into an employment agreement commencing on September 1, 2019. Under the employment agreement, Mr. Filipov’s employment terms automatically extends for successive periods of three years unless either the Company or Mr. Filipov gives written notice to the other party of non-renewal at least 90 days prior to the end of the then current employment term.  The loss of his services could have a significant and negative impact on the Company’s business. In addition, the Company relies on the management and leadership skills of other senior executives. The Company could be harmed by the loss of key personnel in the future.

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

The Company may be required to record goodwill or other intangible impairment charges on all or a significant amount of the goodwill or intangibles on its Consolidated Balance Sheets.

As of December 31, 2019, the Company had approximately $32.6 million of goodwill and $17.0 million of net intangibles. The Company tests goodwill for impairment at least annually. If the carrying value of goodwill exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess, as occurred in both 2019 and 2018. An impairment of a significant portion of goodwill could materially negatively affect the Company’s results of operations. For the year ended December 31, 2019, there was goodwill impairment of $3.2 million and intangibles impairment of $4.9 million.

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

•	potentially adverse tax consequences;
•	complexities and difficulties in obtaining protection and enforcing our intellectual property;
•	compliance with additional regulations and government authorities in a highly regulated business; and
•	general economic and political conditions internationally;
•	public health concerns, including the recent outbreak of the coronavirus impacting China and elsewhere.

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

The Company’s principal shareholders, executive officers and directors beneficially own, in the aggregate, approximately 28% of the Company’s common stock as of February 14, 2020. As a result, these shareholders, acting together, will be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations, sales and purchases of assets. They also could dictate the management of the Company’s business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent you from receiving a premium in such a transaction.

The cost of compliance with Section 404 of the Sarbanes-Oxley Act of 2002 may negatively impact the Company’s income.

The Company is subject to the rules and regulations of the SEC, including those rules and regulations mandated by the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act requires all reporting companies to include in their annual report a statement of management’s responsibilities for establishing and maintaining adequate internal control over financial reporting, together with an assessment of the effectiveness of those internal controls. Section 404 further requires that the reporting company’s independent auditors attest to, and report on, this management assessment. The Company expects its expenses related to its internal and external auditors to be significant. In particular, we have incurred and continue to incur substantial expenses and costs, including audit, legal and other professional fees, in connection with our ongoing efforts to remediate material weaknesses in our internal control over financial reporting identified in 2017 and 2018. If we fail to successfully remediate these material weaknesses and establish and maintain a system of adequate controls, it could have an adverse effect on our business and stock price.

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

Provisions of the Company’s Articles of Incorporation and Amended and Restated Bylaws, Michigan law, and the Rights Agreement, as amended, between the Company and Broadridge Corporate Issuer Solution, Inc., as rights agent, could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial to you. These provisions could discourage potential takeover attempts and could adversely affect the market price of the Company’s shares. Because of these provisions, you might not be able to receive a premium on your investment. These provisions:

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

We restated our previously issued audited financial statements for the year ended December 31, 2016 as well as the unaudited quarterly financial information included in our Annual Report on Form 10-K for the year ended December 31, 2016, the unaudited financial statements for the quarter ended March 31, 2017 included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, and the unaudited financial statements for the six-month period ended June 30, 2017 included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.  In addition, our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 and our Annual Report on Form 10-K for the year ended December 31, 2017 were not filed in a timely manner.  The restatement process was time consuming and expensive and, along with the failure to make certain filings with the SEC in a timely manner, could expose us to additional risks that could have a negative effect on our Company.  In particular, we incurred substantial unanticipated expenses and costs, including audit, legal and other professional fees, in connection with the restatement of our previously issued financial statements and the ongoing remediation of material weaknesses in our internal control over financial reporting. Certain remediation actions were recommended and we are in the process of implementing them (see Item 9A "Controls and Procedures" of this Form 10-K for a description of these remediation measures). To the extent these steps are not successful, we could be forced to incur additional time and expense. Our management’s attention had also been diverted from the operation of our business in connection with the restatement and these ongoing remediation efforts. In addition, as a result of these restatements and failure to timely make certain filings with the SEC, we could be subject to governmental, regulatory or other actions. Any such proceedings could, regardless of the outcome, consume a significant amount of management’s time and attention and could result in additional legal, accounting and other costs and liabilities.

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

Number of Common Stockholders

As of February 13, 2020, there were 156 record holders of the Company’s common stock.

Dividends

During the fiscal years ended December 31, 2019, 2018 and 2017, the Company did not declare or pay any cash dividends on its common stock and the Company does not intend to pay any cash dividends in the foreseeable future. Furthermore, the terms of our credit facility do not allow us to declare or pay dividends without the prior written consent of the lender.

Performance Graph

The following stock performance graph is intended to show our stock performance compared with that of comparable companies. The stock performance graph shows the change in market value of ten thousand dollars invested in our Common Stock, the Russell 2000 Index and a peer group of comparable companies (“Peer Group”) for the five-year period commencing December 31, 2014 through December 31, 2019. The cumulative total stockholder return of the peer group and Russell 2000 Index assumes dividends are reinvested. The stockholder return shown on the graph below is not indicative of future performance. The companies in the Peer Group are weighted by market capitalization.

The Peer Group consists of the following companies, which are in similar lines of business to Manitex International Inc.; Lindsay Corporation (LNN), Gencor Industries Inc. (GENC), Astec Industries, Inc. (ASTE), Columbus McKinnon Corporation (CMCO) and Alamo Group, Inc. (ALG). The companies in the Peer Group generally have market capitalizations that are significantly greater than the Company’s market capitalization. It was necessary to select companies with higher market capitalizations to find companies with similar lines of business. Our competitors are most often either small privately-owned companies with a narrow product line or a segment of a very large company. In selecting our Peer Group, we intentionally excluded the companies that had the largest market capitalization even when their product lines were similar to ours.

CUMULATIVE TOTAL RETURN

Based upon an initial investment of $10,000 on December 31, 2014 with dividends reinvested

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2014	2015	2016	2017	2018	2019
Manitex International, Inc.	$10,000	$4,681	$5,397	$7,553	$4,669	$4,681
Russell 2000 Index	$10,000	$9,429	$11,265	$12,746	$11,232	$13,896
Construction Equipment (5 stocks)	$10,000	$15,050	$22,411	$28,542	$21,152	$30,588

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities during the quarter ended December 31, 2019:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs
October 1 through October 31, 2019	—	—	—	—
November 1 through November 30, 2019	—	—	—	—
December 1 through December 31, 2019	1,658	$5.66	—	—
Total	1,658	$5.66	—	—

(1)

The Company purchased and cancelled 1,658 shares of its common stock on December 31, 2019. The shares were purchased from employees on December 14, 2019 at the market closing price of $5.66 on that date. The employees used the proceeds from the sale of shares to satisfy their withholding tax obligations that arose when restricted shares vested on that date.

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

The below financial data reflects the following entities as discontinued operations from 2015 through the year in which the entity was disposed:  2015 for Manitex Load King, LLC, and 2016 for Manitex Liftking, ULC, and CVS Ferrari S.r.L.  In addition, the data for the years 2015 to 2017 presents ASV as a discontinued operation.

(In thousands except share information)

	2019	2018	2017	2016	2015
Summary of Operations:
Net revenues	$224,776	$242,107	$213,112	$173,197	$202,747
Operating loss	(5,985)	(235)	(265)	(9,974)	(288)
Net loss from continuing operations	(8,492)	(13,177)	(7,067)	(23,189)	(5,325)
Net loss from continuing operations attributable to shareholders of Manitex International, Inc.	$(8,492)	$(13,177)	$(7,067)	$(23,189)	$(5,325)
Loss per share from continuing operations attributable to shareholders of Manitex International, Inc.
Basic	$(0.43)	$(0.72)	$(0.43)	$(1.44)	$(0.33)
Diluted	$(0.43)	$(0.72)	$(0.43)	$(1.44)	$(0.33)
Shares used to calculate earnings per share:
Basic	19,687,414	18,409,296	16,548,444	16,133,284	15,970,074
Diluted	19,687,414	18,409,296	16,548,444	16,133,284	15,970,074

Total assets	$195,402	$217,249	$225,188	$326,954	$401,423
Total debt for continuing operations	$64,801	$73,011	$95,253	$106,295	$109,437
Total shareholders' equity attributed to shareholders of Manitex International, Inc.	$79,550	$88,004	$70,845	$72,465	$107,012

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of continuing operations should be read in conjunction with the Company’s financial statements and notes, and other information included elsewhere in this Report.

When reading this section of this Annual Report on Form 10-K, it is important that you also read the financial statements and related notes thereto. This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements”.

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

Business Overview

In 2019, the annualized order rate for straight-mast cranes was approximately 1,200 units, consistent with 2018 levels. The data that the Company has seen indicates that dealer rental utilization and United States commercial construction indices remain at healthy levels. During the third quarter of 2019, the Company launched the Manitex branded line of articulating cranes (“MAC”) at a trade show in Louisville, Kentucky targeting roofing, concrete, general construction and supply industries. Based on current sales trends, the Company expects MAC sales to grow significantly in 2020. We also have expanded our North American distribution network with the addition of one new MAC dealer and three straight-mast dealers. While there is still work to do, both Gross Margin and EBITDA margin have bounced off our lows in the third quarter, and are trending higher as we head into 2020.

In September of 2019, the Company appointed a new Chief Executive Officer (“CEO”) with significant international crane experience with the goal of stimulating the PM business to much higher performance in this substantial market. The Company will be targeting cost reductions, improved dealer management and incentivization, revamping product designs, improving parts execution and fill rates and stressing a commitment to quality and safety. We believe there is potential for continued gains in 2020 through higher production efficiencies and the re-configuration of our articulating crane business, which generates the highest margins within our product portfolio. During the third quarter of 2019, PM was awarded a new $4.5 million revenue contract with a customer’s option, to purchase an additional $4 million in additional deliveries to supply knuckle boom cranes to an international military company.  We have also started shipping articulated cranes under the brand name PM-Tadano to customers in Asia; this was a key branding initiative we launched during the second half of 2019. Our partnership with Tadano is gaining traction in Asia, and now starting in the Middle East, through our PM-Tadano branding efforts and distribution expansion. We are proud to have Tadano as a partner and investor, and have greatly improved our focus over the past few months to drive gains in 2020 and beyond for our articulating crane business. PM now represents a substantial portion of our backlog.

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

The following table sets forth certain financial data for the three years ended December 31, 2019, 2018 and 2017:

Results of Consolidated Operations

MANITEX INTERNATIONAL, INC.

(In thousands, except share data)

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31,	December 31,	December 31,
	2019	2018	2017
Net revenues	$224,776	$242,107	$213,112
Cost of sales	184,320	198,060	176,266
Gross profit	40,456	44,047	36,846
Operating expenses
Research and development costs	2,714	2,839	2,564
Selling, general and administrative expenses	35,615	35,707	34,547
Impairment of intangibles	8,112	5,736	—
Total operating expenses	46,441	44,282	37,111
Operating loss	(5,985)	(235)	(265)
Other income (expense)
Interest expense	(4,603)	(5,508)	(6,498)
Interest income	229	168	—
Changes in fair value of securities held	5,454	(5,494)	—
Foreign currency transaction loss	(844)	(814)	(1,149)
Other income (loss)	20	(374)	367
Total other income (expense)	256	(12,022)	(7,280)
Loss before income taxes and loss in non-marketable equity interest from continuing operations	(5,729)	(12,257)	(7,545)
Income tax expense (benefit) from continuing operations	2,763	511	(118)
(Loss) income in non-marketable equity interest, net of taxes	—	(409)	360
Loss from continuing operations	(8,492)	(13,177)	(7,067)
Discontinued operations:
Loss from discontinued operations, net of income tax benefit of $23 in 2017	—	—	(737)
Net loss	$(8,492)	$(13,177)	$(7,804)
Loss attributable to noncontrolling interest	—	—	(274)
Loss attributable to shareholders of Manitex International, Inc.	$(8,492)	$(13,177)	$(8,078)

Year Ended December 31, 2019 from Continuing Operations Compared to Year Ended December 31, 2018 from Continuing Operations

Net loss from continuing operations

For the year ended December 31, 2019, net loss was $8.5 million, which consists of revenue of $224.8 million, cost of sales of $184.3 million, research and development costs of $2.7 million, SG&A costs of $43.7 million, interest expense of $4.6 million, interest income of $0.2 million, a gain in the change in fair value of securities held of $5.5 million, foreign currency transaction loss of $0.8 million, other income of $0.02 million, and income tax expense of $2.8 million.

For the year ended December 31, 2018, net loss was $13.2 million, which consists of revenue of $242.1 million, cost of sales of $198.1 million, research and development costs of $2.8 million, SG&A costs of $41.5 million, interest expense of $5.5 million, interest income of $0.2 million, a loss in the change in fair value of securities held of $5.5 million, foreign currency transaction loss of $0.8 million, other loss of $0.4 million, loss in non-marketable equity interest of $0.4 million and income tax expense of $0.5 million.

Net revenue and gross profit —For the year ended December 31, 2019, net revenue and gross profit were $224.8 million and $40.5 million, respectively. Gross profit as a percent of net revenues was 18.0% for the year ended December 31, 2019.  For the year ended December 31, 2018, net revenue and gross profit were $242.1 million and $44.0 million, respectively. Gross profit as a percent of sales was 18.2% for the year ended December 31, 2018.

For 2019, revenues decreased $17.3 million or 7.1% from $242.1 million for 2018 to $224.8 million for 2019.  The decreases are primarily due to decreases in sales of straight-mast and knuckle boom cranes and specialized mobile tank revenues. The revenues for the year ended December 31, 2019 were also unfavorably impacted by a weaker Euro, which accounted for approximately $5.0 million of the decrease in revenue.

Gross profit as a percent of net revenues was 18.0% for the year ended December 31, 2019, which decreased from 18.2% for the year ended December 31, 2018. The decrease in gross profit is attributable to a decrease in revenues and increases in inventory reserves and increases in chassis sales with low margins.

Research and development —Research and development for the year ended December 31, 2019 was $2.7 million compared to $2.8 million for the comparable period in 2018. Research and development expenditures were relatively consistent with the prior period. The Company’s research and development spending continues to reflect our commitment to develop and introduce new products that give the Company a competitive advantage.

Selling, general and administrative expense —Selling, general and administrative expense for the year ended December 31, 2019 was $43.7 million compared to $41.5 million for the comparable period in 2018, an increase of $2.2 million.  Approximately $2.4 million of the increase was related to impairment charges to intangible assets compared to 2018; other increases included roof repair at Badger, trade shows, salaries to support new product launch, PM restructuring costs, audit and consulting fees and bad debt reserves. These increases were partially offset by decreases in restatement fees and a favorable impact on foreign currency translation adjustments resulting from a weaker Euro.

Operating loss —The Company had an operating loss of $6.0 million for the year ended December 31, 2019 compared to an operating loss of $0.2 million in the prior year.  Operating loss increased due to changes in revenue, cost of sales and operating expenses explained above.

Interest expense —Interest expense was $4.6 million and $5.5 million for the years ended December 31, 2019 and 2018, respectively.  The decrease in interest expense was primarily attributed to a decrease in outstanding debt, which was partially offset by higher interest rates.

Foreign currency transaction loss — Foreign currency loss was $0.8 million for the years ended December 31, 2019 and 2018. As stated in the past, the Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds.  Currency risks can be reduced but not eliminated in part because the Company has not been able to identify a strategy to effectively hedge the currency risks related to the Argentinian peso.   The Company records at the balance sheet date the forward currency exchange contracts at their market value with any associated gain or loss being recorded in current earnings as a currency gain or loss.

A substantial portion of the 2019 loss is attributable to exchange losses related to the Argentinian peso.  As previously stated, the Company has not been able to identify a strategy to effectively hedge currency risks related to the Argentinian peso.

Other income (loss) — For the years ended December 31, 2019 and 2018, the Company had other income of $0.02 million and other loss of $0.4 million, respectively. For the year ended December, 31, 2018, the other loss was related to the increase in the fair market value of a contingent liability associated with the PM acquisition based on a revaluation that used updated information.

Change in fair value of securities held— For the year ended December 31, 2019, the Company had a gain of $5.5 million. Income for the year ended December 31, 2019 were due to a change in the fair value of securities held in ASV. For the year ended December 31, 2018, the Company had losses of $5.5 million. Losses for the year ended December 31, 2018 were due to a change in the fair value of securities held in ASV (see Notes 11 and 26 in the accompanying Consolidated Financial Statements).

Income tax — Based on the weighting of all available positive and negative evidence, most notably significant negative evidence of three-year cumulative losses and a decline in sales during the third quarter of 2019, which led to a triggering event where goodwill is impaired, we determined that it is appropriate to establish a valuation allowance against the deferred tax assets of PM. The Company considered and weighed positive evidence including our existing backlog and how the backlog might enhance future earnings. However, because the accounting guidance for income taxes considers a projection of future earnings inherently subjective, it does not carry significant weight to overcome the objectively verifiable evidence of cumulative losses in recent years. Although the recognition of the valuation allowance is a non-cash charge of approximately $2.6 million to income tax expense, it did have a negative impact on earnings for the 12 months ended December 31, 2019. If these estimates and assumptions change in the future, the Company may be required to reduce its valuation allowance resulting in less income tax expense. The Company evaluates the likelihood of realizing its deferred tax assets quarterly.

The calculation of the overall income tax provision for the 12 months ended December 31, 2019 primarily consists of a domestic income tax provision resulting from state and local taxes, foreign income taxes, the change in unrecognized tax benefits and an increase in the valuation allowance for foreign deferred tax assets and state tax credits.

The Company’s effective rate was an income tax provision of 48.24% on a pretax loss of $5.7 million compared to an income tax provision of 4.04% on a pretax loss of $12.7 million from prior year. The increase in the effective tax rate is due primarily to the tax effects related to the mix of domestic and foreign earnings, nondeductible permanent differences, domestic losses for which the Company is not recognizing an income tax benefit, the change unrecognized tax benefits and the increase in the valuation allowance for foreign deferred tax assets and state tax credits.

Loss in equity investments —The Company had a loss related to its equity investment of $0.4 million for the year ended December 31, 2018. Loss for the year ended December 31, 2018 was from sale of shares of ASV Holdings stock and loss on equity investment in ASV Holdings compared to income from equity investment in ASV Holdings.

Net loss from continuing operations —Net loss for the years ended December 31, 2019 and 2018 was $8.5 million and $13.2 million, respectively. The change is explained above.

Year Ended December 31, 2018 from Continuing Operations Compared to Year Ended December 31, 2017 from Continuing Operations

For discussion regarding the comparison of the results of operations for the year ended December 31, 2018 to the year ended December 31, 2017, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year 2018, which was filed with the Securities and Exchange Commission on March 15, 2019, and is incorporated by reference.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash were $23.6 million and $22.3 million at December 31, 2019 and December 31, 2018, respectively. In addition, the Company has a U.S. revolving credit facility with a maturity date of July 20, 2023. At December 31, 2019 the Company had approximately $27.6 million available to borrow under its revolving credit facility.

At December 31, 2019, the PM Group had established working capital facilities with five Italian banks, one Spanish bank and eight South American banks. Under these facilities, the PM Group can borrow $24.0 million against orders, invoices and letters of credit. These facilities are divided into two types: working capital facilities and cash facilities. At December 31, 2019, the PM Group had received advances of $13.3 million. Future advances are dependent on having available collateral.

Our subsidiary in Argentina (“PM Argentina”) began accounting for their operations as highly inflationary effective July 1, 2018, as required by GAAP.  Under highly inflationary accounting, PM Argentina’s functional currency became the Euro (its parent company’s reporting currency), and its income statement and balance sheet have been measured in Euros using both current and historical rates of exchange.  The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in other (income) and expense, net and was not material. As of December 31, 2019, PM Argentina had a small net peso monetary position.  Net sales of PM Argentina were less than 5 percent of our consolidated net sales for the years ended December 31, 2019 and 2018, respectively.

Significant Transactions Affecting Company Liquidity

In September 2019, ASV was acquired by Yanmar American Corporation resulting in the Company receiving $7.05 per share in cash, or $7.6 million, for its remaining 1,080,000 shares of ASV.

During 2018, the Company entered into two transactions that had a significant beneficial impact on the Company’s liquidity.  In February 2018, the Company sold 1.0 million shares of ASV common stock it held for $7.0 million and on May 29, 2018 Tadano Ltd. purchased approximately 2.9 million shares of the Company’s common stock, which generated cash of approximately $32.0 million, net of expenses.   A portion of the proceeds raised in these two transactions were used to support an increase in working capital, the result of increased revenues.  The remaining proceeds are the principal reason cash has increased by $16.9 million and debt has decreased by $22.9 million since year end.

Nevertheless, because our availability under our credit lines is limited, it is important that we manage our working capital.  The Company may need to raise additional capital through debt or equity financings to support our long-term growth strategy, which may include additional acquisitions. There is no assurance that such financing will be available or, if available, on acceptable terms.

Outstanding borrowings and required payments

The following is a summary of our outstanding borrowings at December 31, 2019:

(In millions)

	Outstanding Balance	Interest Rate	Interest Paid	Principal Payment
U.S. Revolver	$—	N/A	Monthly	July 20, 2023 maturity
Convertible note—Terex	7.3	7.5%	Semi-Annual	December 19, 2020 maturity
Convertible note—Perella	14.9	7.5%	Semi-Annual	January 7, 2021 maturity
Capital lease—cranes for sale	0.3	5.5%	Monthly	January 13, 2021 maturity
Capital lease—Georgetown facility	4.8	12.50%	Monthly	$0.06 million monthly payment includes interest. April 30, 2028 maturity
Note payable— Winona Facility	0.3	8.0%	Monthly	$0.01 million monthly
PM unsecured borrowings	11.7	3.5%	Annual	Annual installments starting December 2019 through December 2025
PM Autogru term loan #1	0.1	3.00%	Monthly	$0.01 million monthly through October 2020
PM Autogru term loan #2	0.2	2.50%	Monthly	$0.01 monthly through March 2020
PM Autogru term loan #3	0.3	2.75%	Monthly	Monthly through June 2023
PM term loans with related accrued interest, interest rate swaps and FMV adjustments	10.2	0 to 3.5%	Annual	Annual installments starting December 2019 and a balloon payment in December 2026
PM short-term working capital borrowings	14.4	1.75 to 65.0%	Monthly	Upon payment of invoice
Valla note payable	0.1	4.36%	Quarterly	Over 14 quarterly payments ending January 2021
Valla short-term working capital borrowings	0.3	1.67 to 4.75%	Monthly	Upon payment of invoice or letter of credit
	64.9
Debt issuance costs	(0.1)
Debt net of issuance costs	$64.8

The debt has various maturity dates. See Notes 13 through 15 to the financial statements for additional details.

Change in outstanding debt

At December 31, 2019, our total debt was reduced by $8.2 million to $64.8 from $73.0 million at December 31, 2018.  The primary difference is attributed to a decrease in the PM debt of $8.3 million which was paid off during the year.

The following is a summary of changes in debt related to continuing operations:

(In millions)

Increase/ (decrease)
Capital leases—buildings	(0.2)
Capital leases—equipment	(0.2)
Convertible note—Terex	0.1
Convertible note—Perella	0.2
Badger notes payable	(0.1)
Valla notes payable	0.3
PM	(8.4)
(8.3)
Debt issuance costs	0.1
$(8.2)

Cash Flows for 2019 and 2018

Operating Activities

For 2019, operating activities provided $3.2 million in cash compared to $1.0 million cash provided during 2018. Cash used by working capital was $1.0 million and $5.1 million for 2019 and 2018, respectively. Effective accounts receivable management generated $9.3 million cash in 2019 compared to the use of $0.3 million cash in 2018, partially offset by $7.6 million cash that was used to pay down accounts payable in 2019 compared to $2.8 million provided by accounts payable in 2018. Inventory represented a cash outflow of $2.4 million and $7.3 million for 2019 and 2018, respectively.

Investing Activities

Cash provided from investing activities was $5.8 million in 2019 which included $7.6 million in proceeds from the sale of an interest in an equity investment.  Cash provided from investing activities was $5.8 million in 2018 which included $7.0 million proceeds from the sales of a partial interest in an equity investment. Cash payments for plant, property and equipment were $1.8 million in 2019 compared to payments of $1.2 million in 2018, an increase of $0.6 million.

Financing Activities

Cash flow from financing activities was an outflow of $8.0 million for the year ended December 31, 2019 which included principal loan payments of $3.0 million and a reduction in working capital borrowing of $3.9 million. Cash flow from financing activities was an inflow of $11.0 million for the year ended December 31, 2018 which included net proceeds of $31.9 million in connection with the sale of stock to Tadano, partially offset by a reduction in borrowing under the U.S. credit facility of $12.9 million and decrease in working capital borrowing of $5.6 million.

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

As described in Note 16 to the Company’s consolidated financial statements, included in the unrecognized tax benefits is a liability for the Romania income tax audit for tax years 2012-2018 and Italy for tax year 2016. Depending upon the final resolution of these audits, the liability could be higher or lower than the amount recorded at December 31, 2019.

Residual Value Guarantees

The Company issues partial residual value guarantees to support a customer’s financing of equipment purchased from the Company. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date if certain conditions are met by the customer. The Company has issued partial residual guarantees that have maximum exposure of approximately $1.6 million as of December 31, 2019.  The Company, however, does not have any reason to believe that any exposure from such a guarantee is probable at this time and accordingly, no liability has been recorded. The Company’s liability from its guarantees may be affected by economic conditions in used equipment markets at the time of loss.

Income Taxes

The Company records accrued interest related to income tax matters in the provision for income taxes in the accompanying consolidated statement of income. For the years ended December 31, 2019, 2018 and 2017, interest and penalties recognized on unrecognized tax benefits were $0.1, $0.3 and $0.01 million, respectively. The accrued balance as of December 31, 2019 and 2018 was $0.8 and $0.6 million, respectively. Included in the unrecognized tax benefits is a liability for the Romania income tax audit for tax years 2012-2018 and Italy for 2016.  Depending upon the final resolution of the audit, the uncertain tax position liability could be higher or lower than the amount recorded at December 31, 2019. We believe that it is reasonably possible that a decrease of up to $0.4 million in unrecognized tax benefits within 12 months of the reporting date as a result of a lapse in the statute of limitations in various jurisdictions and for the resolution of the Italy tax audit.

The Company files income tax returns in the United States, Italy, Romania and Argentina as well as various state and local tax jurisdictions with varying statutes of limitations. With a few exceptions, the Company is no longer subject to examination by the tax authorities for U.S. federal or state for the years before 2016, or foreign examinations for years before 2012.

SEC Investigation

The Company continues to comply with the SEC investigation regarding the Company’s restatement of prior financial statements, which was completed in April 2018.

Off Balance Sheet Arrangements

CIBC has issued 2 standby letters of credit at December 31, 2019.  The first standby letter of credit is $0.5 million in favor of an insurance carrier to secure obligations which may arise in connection with future deductible payments that may be incurred under the Company’s worker’s compensation insurance policies, this letter of credit was reduced by $0.075 million in January 2020.  The second standby letter of credit is $20 thousand in favor of a governmental agency to secure obligations which may arise in connection with worker’s compensation claims.

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

The Company has issued partial residual value guarantees to support a customer’s financing. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date if certain conditions are met by the customer. The Company has issued partial residual guarantees that have maximum exposure of approximately $1.6 million in aggregate as of December 31, 2019.  The Company, however, does not have any reason to believe that any exposure from any such guarantees is either probable or estimable at this time, as such, no liability has been recorded.

See Note 24 – “Legal Proceedings and Other Contingencies” in the Notes to the Consolidated Financial Statements for further information regarding our guarantees.

Contractual Obligations

The following is a schedule as of December 31, 2019 of our long-term contractual commitments, future minimum lease payments under non-cancelable operating lease arrangements and other long-term obligations.

(In thousands)

	Payments due by period
	Total	2020	2021-2022	2023-2024	Thereafter
Working capital borrowings (3)	$14,666	$14,666	$—	$—	$—
Term loans (4)	47,438	12,197	22,207	6,405	6,629
Operating lease obligations	5,557	1,305	1,501	832	1,919
Finance lease obligations (3)	5,063	478	762	1,054	2,769
Legal settlement (see Note 24) (3)	1,140	95	190	190	665
Purchase obligations (1)	21,014	21,014	—	—	—
Total	$94,878	$49,755	$24,660	$8,481	$11,982

(1)	Except for a very insignificant amount, purchase obligations are for inventory items. Purchase obligations not for inventory would include research and development materials, supplies and services.
(2)

At December 31, 2019, the Company had a reserve for unrecognized tax benefits of $4.3 million for which the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective tax authority. Thus, these liabilities (reserves) have not been included in the contractual obligations table. (See Note 16).

(3)	PM working capital borrowing. Capital lease obligations and legal settlement includes imputed interest.
(4)	Long-term debt obligations

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

Revenue Recognition. Revenue is recognized when obligations under the terms of the contract with our customer are satisfied; generally, this occurs with the transfer of control of our equipment, parts or installation services (typically completed within one day), which occurs at a point in time.  Equipment can be redirected during the manufacturing phase such that over time revenue recognition is not appropriate.  Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services.  Our contracts are non-cancellable and returns are only allowed in limited instances through C&M. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. The expected costs associated with our base warranties continue to be recognized as expense when the products are sold and do not constitute a separate performance obligation.

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

Goodwill. Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is reviewed for impairment annually, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceed their fair value. The Company does not amortize goodwill in accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 350, “Intangibles—Goodwill and Other” (“ASC 350”). The Company performed its annual impairment assessment as of September 30, 2019, prior to its October 1, 2019 annual measurement date.  In 2019, due to a triggering event, the valuation analysis was performed at September 30, 2019. In 2018, the valuation was performed at October 1, 2018 and December 31, 2018.

For 2019 and 2018, the Company evaluated goodwill using the quantitative step one approach. In 2019 and 2018, goodwill is tested for impairment at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which discrete financial information with similar economic characteristics is available and operating results are regularly reviewed by our chief operating decision maker. For 2019 and 2018, the Company has five operating segments: Manitex, Badger, PM/Valla, Sabre and C&M. All operating segments are aggregated into one reporting segment. Only Manitex, PM/Valla and Sabre are tested for goodwill impairment as Badger and C&M have no goodwill. In 2019, goodwill was impaired at PM of $0.3 million and Sabre of $2.9 million. In 2018, goodwill was impaired at our PM/Valla operating segment of $3.2 million.

For 2017, goodwill was tested at the fully consolidated level excluding discontinued operations, as the Company was operating in a single operating segment.

Under “ASC 350”, entities are provided with the option of first performing a qualitative assessment on none, some, or all of its reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value a quantitative analysis is required.

The Company evaluates its consolidated goodwill using the quantitative two step approach. The first step used to identify potential impairment involves comparing the reporting unit’s estimated fair value to its carrying value, including goodwill. During the first step testing, the Company evaluates goodwill for impairment using a business valuation method, which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third-party buyer. The market approach was also considered in evaluating the potential for impairment by calculating fair value based on multiples of earnings before interest, taxes, depreciation and amortization (EBITDA) of comparable, publicly traded companies. The Company also observed implied EBITDA multiples from relatively recent merger and acquisition activity in the industry, which was used to test the reasonableness of the results.

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

For 2017, the first step did not indicate any impairment of goodwill.

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

Impairment of Long-Lived Assets. The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value. Future cash flow projections include assumptions for future sales levels, the impact of cost reduction programs, and the level of working capital needed to support each business. The amount of any impairment then recognized would be calculated as the difference between the estimated fair value and the carrying value of the asset. The Company recognized $8.1 million in impairment related to tradenames, goodwill and customer relationships for the year ended December 31, 2019. The Company recognized $5.7 million in net impairments related to goodwill and trademarks for the year ended December 31, 2018 but did not have any impairment for the year ended December 31, 2017.

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

Comprehensive Income. Reporting “Comprehensive Income” requires reporting and displaying comprehensive income and its components. Comprehensive income includes, in addition to net earnings, other items that are reported as direct adjustments to stockholder’s equity. Currently, the comprehensive income adjustment required for the Company is a foreign currency translation adjustment, the result of consolidating its foreign subsidiaries.

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

Recently Issued Pronouncements – Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, “Income Taxes Topic 740-Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application of Topic 740. The effective date will be the first quarter of fiscal year 2021 and early adoption is permitted. Adoption of Topic 740 is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (“ASU 2019-04”). ASU 2019-04 provides narrow scope amendments for Topics 326, 815 and 825.  The effective date will be the first quarter of fiscal year 2020 and early adoption is permitted. The standard requires a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company adopted the new credit loss standard effective January 1, 2020 and determined it will not have a material effect on the Company’s financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”). ASU 2016-13 sets forth a “current expected credit loss” model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. The guidance in this standard replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. Subsequently, the FASB issued the following standards related to ASU 2016-13: ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” ASU 2019-05, “Financial Instruments-Credit Losses (Topic 326) Targeted Transition Relief,” and ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” which provided additional guidance and clarity to ASU 2016-13 (collectively, the “Credit Loss Standard”). The effective date will be the first quarter of fiscal year 2020 and early adoption is permitted. The Credit Loss Standard will be applied using a modified retrospective approach. The Company adopted the new credit loss standard effective January 1, 2020 and determined it will not have a material effect on the Company’s financial statements.

Recently Adopted Accounting Guidance

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-2”). ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the “Jobs Act”. The Company has adopted this guidance as of January 1, 2019. The adoption of this guidance did not have a significant impact on our operating results.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms of more than 12 months and disclose key information about leasing arrangements. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.  Subsequently, the FASB issued the following standards related to ASU 2016-02: ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842,” ASU 2018-10, “Codification Improvements to Topic 842, Leases”, ASU 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”) and ASU 2018-20, “Narrow-Scope Improvements for Lessors”, which provided additional guidance and clarity to ASU 2016-02 (collectively, the “New Lease Standard”). The Company adopted this guidance as of January 1, 2019. The transition method allows an entity to initially apply the requirements of the New Lease Standard at the adoption date, versus at the beginning of the earliest period presented, and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The New Lease Standard provides a number of optional practical expedients in transition. The Company elected the transition package of practical expedients, the practical expedient to not separate lease and non-lease components for all of its leases, and the short-term lease recognition exemption for all of its leases that qualify for it. The adoption of this guidance resulted in an addition of $3.2 million of total operating assets and $3.2 million of total operating lease liabilities with no income statement impact as of January 1, 2019.

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

Foreign Exchange Risk

The Company is exposed to fluctuations in foreign currency cash flows related to third-party purchases and sales, intercompany product shipments and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollar when compared to functional currencies of our major foreign subsidiaries, primarily the Euro. The Company assesses foreign currency risk based on transactional cash flows, identifies naturally offsetting positions and purchases hedging instruments to partially offset anticipated exposures. At December 31, 2019, the Company had no outstanding foreign currency exchange contracts being used to hedge future sale that would qualify as cash flow hedges.  The Company, however, has foreign currency exchange contract to sell 3.02 billion Chilean pesos.  This contract is intended to hedge an intercompany receivable that PM has from its Chilean subsidiary.   This forward currency exchange contract has been determined not to be considered a hedge under ASC 815-10, as such aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating income. At December 31, 2019, the Company performed a sensitivity analysis on the effect that exchange rate changes would have on the Company. Based on this sensitivity analysis, we have determined that a change in the value of the U.S. Dollar relative to currencies outside the U.S. by 10% to amounts already incorporated in the financial statements for the year ended December 31, 2019 would have $0.1 million impact on the translation effect of foreign currency exchange rate changes already included in our reported operating income for the period.

Interest Rate Risk

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and EURIBOR.  At December 31, 2019, the Company had approximately $59.9 million of variable interest debt with average weighted average interest rate at year end of approximately 4.6%. PM subsidiary had interest rate swaps on €0.001 million of its debt. The fair value of the interest rate swaps, which represents the cost to settle these arrangements at December 31, 2019 was approximately $0.001 million.  At December 31, 2019, the Company performed a sensitivity analysis to determine the impact of an increase in interest rates. Based on this sensitivity analysis, the Company has determined that an increase of 10% in our average floating interest rates at December 31, 2019 would increase interest expense by approximately $0.3 million.

Commodities Risk

Principal materials and components that the Company uses in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Extreme movements in the cost and availability of these materials and components may affect the Company’s financial performance. Changes to input costs did not have a significant effect on the Company’s operating performance in 2019. During 2019, raw materials and components were generally available to meet our production schedules and had no significant impact on 2019 revenues.

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

Index to Financial Statements

The financial statements of the registrant required to be included in Item 8 are listed below:

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Manitex International, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Manitex International, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the two years ended December 31, 2019 and 2018, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the periods ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) “PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019 based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 10, 2020 expressed an adverse opinion.

Change in accounting principle

As discussed in Note 22 to the consolidated financial statements, the Company has changed its method of accounting for operating leases as of January 1, 2019 due to the adoption of ASU 2016-02, Leases (Topic 842).

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
March 10, 2020

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Manitex International, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Manitex International, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

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

(2)	The Company did not maintain a formal and consistent policy for establishing inventory reserves for excess and obsolete inventory.
(3)

The Company did not maintain an effective control environment over information technology general controls, based on the criteria established in the COSO framework, to enable identification and mitigation of risks of material accounting errors.

(4)

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report dated March 10, 2020, which expressed an unqualified opinion on those financial statements.

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

Other information

We do not express an opinion or any other form of assurance on management’s remediation activities related to the material weaknesses in internal control over financial reporting as of December 31, 2019.

/s/ GRANT THORNTON LLP

Chicago, Illinois
March 10, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Manitex International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Manitex International, Inc. and Subsidiaries (the Company) as of December 31, 2017, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ UHY LLP

Sterling Heights, Michigan
April 10, 2018

MANITEX INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,
	2019	2018
ASSETS
Current assets
Cash	$23,360	$22,103
Cash - restricted	217	245
Marketable equity securities	—	2,160
Trade receivables (net)	35,232	45,448
Other receivables	1,033	1,327
Inventory (net)	58,734	58,024
Prepaid expense and other	4,841	3,993
Total current assets	123,417	133,300
Total fixed assets, net of accumulated depreciation of $16,818 and $14,826, at December 31, 2019 and 2018, respectively	19,348	20,249
Operating lease assets	2,274	—
Intangible assets (net)	17,032	24,773
Goodwill	32,635	36,298
Other long-term assets	281	263
Deferred tax asset	415	2,366
Total assets	$195,402	$217,249
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$18,212	$22,706
Convertible note-related party (net)	7,323	—
Current portion of finance lease obligations	476	422
Current portion of operating lease obligations	920	—
Accounts payable	29,974	36,896
Accounts payable related parties	228	1,371
Accrued expenses	9,325	9,249
Customer deposits	1,618	2,310
Total current liabilities	68,076	72,954
Long-term liabilities
Notes payable (net)	19,446	23,134
Finance lease obligations (net of current portion)	4,584	5,061
Non-current operating lease obligations	1,361	—
Convertible note-related party (net)	—	7,158
Convertible note (net)	14,760	14,530
Deferred gain on sale of property	667	842
Deferred tax liability	1,045	92
Other long-term liabilities	5,913	5,474
Total long-term liabilities	47,776	56,291
Total liabilities	115,852	129,245
Commitments and contingencies
Equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at December 31, 2019 and 2018	—	—
Common Stock—no par value 25,000,000 shares authorized, 19,713,185 and 19,645,773 shares issued and outstanding at December 31, 2019 and 2018, respectively	130,710	130,260
Paid in capital	2,793	2,674
Retained deficit	(50,253)	(41,761)
Accumulated other comprehensive loss	(3,700)	(3,169)
Total equity	79,550	88,004
Total liabilities and equity	$195,402	$217,249

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the years ended December 31,
	2019	2018	2017
Net revenues	$224,776	$242,107	$213,112
Cost of sales	184,320	198,060	176,266
Gross profit	40,456	44,047	36,846
Operating expenses
Research and development costs	2,714	2,839	2,564
Selling, general and administrative expenses	35,615	35,707	34,547
Impairment of intangibles	8,112	5,736	—
Total operating expenses	46,441	44,282	37,111
Operating loss	(5,985)	(235)	(265)
Other income (expense)
Interest expense	(4,603)	(5,508)	(6,498)
Interest income	229	168	—
Change in fair value of securities held	5,454	(5,494)	—
Foreign currency transaction loss	(844)	(814)	(1,149)
Other income (loss)	20	(374)	367
Total other income (expense)	256	(12,022)	(7,280)
Loss before income taxes and loss in non-marketable equity interest from continuing operations	(5,729)	(12,257)	(7,545)
Income tax expense (benefit) from continuing operations	2,763	511	(118)
(Loss) income in equity investments, net of taxes	—	(409)	360
Loss from continuing operations	(8,492)	(13,177)	(7,067)
Discontinued operations: (Note 26)
Loss from operations of discontinued operations (including loss on disposal of $1,302 in 2017)	—	—	(742)
Income tax benefit	—	—	(5)
Loss on discontinued operations	—	—	(737)
Net loss	(8,492)	(13,177)	(7,804)
Loss attributable to noncontrolling interest	—	—	(274)
Loss attributable to shareholders of Manitex International, Inc.	$(8,492)	$(13,177)	$(8,078)
Earnings (loss) Per Share
Basic
Loss from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.43)	$(0.72)	$(0.43)
Loss from discontinued operations attributable to shareholders of Manitex International, Inc.	$—	$—	$(0.06)
Loss attributable to shareholders of Manitex International, Inc.	$(0.43)	$(0.72)	$(0.49)
Diluted
Loss from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.43)	$(0.72)	$(0.43)
Loss from discontinued operations attributable to shareholders of Manitex International, Inc.	$—	$—	$(0.06)
Loss attributable to shareholders of Manitex International, Inc.	$(0.43)	$(0.72)	$(0.49)
Weighted average common shares outstanding
Basic	19,687,414	18,409,296	16,548,444
Diluted	19,687,414	18,409,296	16,548,444

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the year ended December 31,
	2019	2018	2017
Net loss:	$(8,492)	$(13,177)	$(7,804)
Other comprehensive loss
Foreign currency translation adjustments	(531)	(2,134)	3,237
Total other comprehensive (loss) income	(531)	(2,134)	3,237
	(9,023)	(15,311)	(4,567)
Comprehensive income attributable to noncontrolling interest	—	—	(274)
Total comprehensive loss attributable to shareholders of Manitex International, Inc.	$(9,023)	$(15,311)	$(4,841)

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

	For the year ended December 31,
	2019	2018	2017
Number of common shares outstanding
Balance at beginning of the year	19,645,773	16,617,932	16,200,294
Employee 2004 incentive plan grant	72,834	122,820	124,151
Repurchase to satisfy withholding and cancelled	(5,422)	(13,521)	(22,820)
Shares issued under ATM program	—	—	294,524
Stock issued in connection with asset purchase	—	—	21,783
Shares issued to Tadano (see Note 21)	—	2,918,542	—
Balance end of year	19,713,185	19,645,773	16,617,932
Common Stock
Balance at beginning of the year	$130,260	$97,661	$94,324
Employee 2004 incentive plan grant	484	981	925
Repurchase to satisfy withholding and cancelled	(34)	(125)	(168)
Shares issued under ATM program	—	—	2,426
Shares issued to pay rent	—	—	154
Shares issued to Tadano	—	31,743	—
Balance end of year	$130,710	$130,260	$97,661
Paid in Capital
Balance at beginning of the year	$2,674	$2,802	$2,918
Proportional share of increase in equity investments paid in capital	—	14	11
Employee 2004 incentive plan grant	119	(142)	(127)
Balance end of year	$2,793	$2,674	$2,802
Retained Deficit
Balance deficit at beginning of the year	$(41,761)	$(28,583)	$(20,505)
Net loss attributable to shareholders of Manitex International, Inc.	(8,492)	(13,177)	(8,078)
Deficit end of year	$(50,253)	$(41,761)	$(28,583)
Accumulated Other Comprehensive Loss
Deficit at beginning of the year	$(3,169)	$(1,035)	$(4,272)
(Loss) gain on foreign currency translation	(531)	(2,134)	3,237
Deficit end of year	$(3,700)	$(3,169)	$(1,035)
Equity Attributable to Noncontrolling Interest
Balance at beginning of the year	$—	$—	$25,164
Deconsolidation of ASV	—	—	(25,438)
Net income attributable to noncontrolling interest	—	—	274
Balance end of year	$—	$—	$—

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(8,492)	$(13,177)	$(7,804)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	4,702	4,989	5,107
Changes in allowances for doubtful accounts	646	10	20
Loss on disposal of assets	34	4	90
Changes in inventory reserves	1,253	2,539	1,089
Changes in deferred income taxes	2,285	(1,210)	(1,509)
Amortization of deferred financing cost	221	208	632
Revaluation of contingent acquisition liability	—	345	(346)
Write down of goodwill	3,165	3,192	—
Write down of trademark	2,310	2,544	—
Write down of customer relationships	2,637	—	—
Amortization of debt discount	421	(85)	446
Change in value of interest rate swaps	(2)	(3)	(428)
Loss (income) in equity investments	—	204	(360)
Change in value of securities held	(5,454)	5,494	—
Share-based compensation	603	639	798
Deferred gain on sale and lease back	(95)	(47)	(9)
Reserves for uncertain tax provisions	45	357	49
Loss on sale of discontinued operations	—	87	1,290
Rent paid in stock	—	—	154
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	9,282	(296)	(11,130)
(Increase) decrease in inventory	(2,395)	(7,277)	17,068
(Increase) decrease in prepaid expenses	(624)	373	2,641
(Increase) decrease in other assets	125	(241)	99
(Decrease) increase in accounts payable*	(7,567)	2,764	(2,619)
Increase (decrease) in accrued expense	185	(277)	(412)
(Decrease) increase in other current liabilities	(519)	(875)	679
Increase in other long-term liabilities	471	742	24
Discontinued operations - cash provided by operating activities	—	—	3,508
Net cash provided by operating activities	3,237	1,003	9,077
Cash flows from investing activities:
Proceeds from the sale of equity investment	7,614	7,000	—
Proceeds from the sale of fixed assets	—	8	15
Purchase of property and equipment	(1,778)	(1,196)	(1,023)
Investment in intangibles other than goodwill	(7)	(21)	(65)
Proceeds from the sale of discontinued operations	—	—	12,892
Discontinued operations - cash provided by investing activities	—	—	(84)
Net cash provided by investing activities	5,829	5,791	11,735
Cash flows from financing activities:
Net proceeds from stock offering	—	31,942	2,426
Payments on revolving term credit facilities	—	(134,993)	(134,614)
Borrowings on revolving credit facility	—	122,100	127,550
Net (repayments) borrowings on working capital facilities	(3,852)	(5,568)	3,397
New borrowings- other	588	7	2,600
Note payments	(4,110)	(1,922)	(16,465)
Bank fees and cost related to new financing	(141)	(50)	(50)
Shares repurchased for income tax withholding on share-based compensation	(34)	(124)	(168)
Proceeds from sale and leaseback	—	—	896
Payments on capital lease obligations	(422)	(378)	(1,381)
Discontinued operations - cash used for financing activities	—	—	(5,058)
Net cash (used for) provided by financing activities	(7,971)	11,014	(20,867)
Net increase (decrease) in cash and cash equivalents	1,095	17,808	(55)
Effect of exchange rate changes on cash	134	(826)	107
Cash and cash equivalents at the beginning of the year	22,348	5,366	5,314
Cash and cash equivalents at end of period	$23,577	$22,348	$5,366

(See Note 17 for other supplemental cash flow information)

*Includes related party activities, see Note 23.

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

Prior to the quarter ended June 30, 2017, the Company owned a 51% interest in ASV Holdings, Inc., which was formerly known as A.S.V., LLC (“ASV” or “ASV Holdings”).  On May 11, 2017, in anticipation of an initial public offering, ASV converted from an LLC to a C-Corporation and the Company’s 51% interest was converted to 4,080,000 common shares of ASV.  On May 17, 2017, in connection with its initial public offering, ASV sold 1,800,000 of its own shares and the Company sold 2,000,000 shares of ASV common stock and reduced its investment in ASV to a 21.2% interest. ASV was deconsolidated and was recorded as an equity investment starting with the quarter ended June 30, 2017.  Periods ending before June 30, 2017 reflect ASV as a discontinued operation. In February 2018, the Company sold an additional 1,000,000 shares of ASV that it held which reduced the Company’s investment in ASV to approximately 11.0%.  The Company ceased accounting for its investment in ASV under the equity method and began accounting for its investment as a marketable equity security. In September 2019, in connection with the sale of ASV to Yanmar American Corporation, the Company received cash merger consideration for its remaining 1,080,000 shares of ASV and no longer has an investment in ASV.  Financial information (related to periods before June 2017) included in this 10-K reflect ASV Holdings as a discontinued operation.

Note 2. Basis of Presentation

The consolidated financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

Financial statements are presented in thousands of dollars except for share and per share amounts.

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

Restricted Cash—Certain of the Company’s lending arrangements require the Company to post collateral or maintain minimum cash balances in escrow. These cash amounts are reported as current assets on the balance sheets based on when the cash will be contractually released. Total restricted cash was $217 and $245 at December 31, 2019 and 2018, respectively.

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

In addition, our non-marketable equity investments are investments we have made in privately-held companies accounted for under the equity method. We periodically review our non-marketable equity investments for impairment. In September 2019, in connection with the sale of ASV to Yanmar American Corporation, the Company received cash merger consideration for its remaining 1,080,000 shares of ASV and no longer has an investment in ASV.

Allowance for Doubtful Accounts —Accounts receivable are stated at the amounts the Company’s customers are invoiced and do not bear interest. The Company has adopted a policy consistent with U.S. GAAP for the periodic review of its accounts receivable to determine whether the establishment of an allowance for doubtful accounts is warranted based on the Company’s assessment of the collectability of the accounts. The Company established an allowance for bad debt of $686 and $37 at December 31, 2019 and 2018, respectively. The Company also has in some instances a security interest in its accounts receivable until payment is received.

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

Property, Equipment and Depreciation —Property and equipment are stated at cost or the fair market value at date of acquisition for property and equipment acquired in connection with the acquisition of a company. Depreciation of property and equipment is provided over the following useful lives:

Asset Category	Depreciable Life
Buildings	12 –33 years
Machinery and equipment	3 – 15 years
Furniture and fixtures	2 – 10 years
Leasehold improvements	5 – 7 years
Motor Vehicles	3 – 7 years
Computer software	3 – 5 years

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation of property, and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $2,248, $2,220 and $2,380, respectively.

Other Intangible Assets —The Company accounts for Other Intangible Assets under the guidance of ASC 350, “Intangibles—Goodwill and Other”. The Company capitalizes certain costs related to patent technology. Additionally, a substantial portion of the purchase price related to the Company’s acquisitions has been assigned to patents or unpatented technology, trade name, customer backlog, and customer relationships. Under the guidance, Other Intangible Assets with definite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are tested annually for impairment. For the year ended December 31, 2019, there was impairment of $2,310 to indefinite lived trademarks and $2,637 to customer relationships. For the year ended December 31, 2018 there was impairment of $2,544 related to an indefinite lived trademark. For the year ended December 31, 2017, there was no impairment.

Goodwill — Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is reviewed for impairment annually, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceed their fair value. The Company does not amortize goodwill in accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 350, “Intangibles—Goodwill and Other” (“ASC 350”). The Company selected September 30 as the date for the required annual impairment test. In 2019, due to a triggering event related to declining revenue and profitability along with missed projections compared to budget, the valuation analysis was performed at September 30, 2019. In 2018, the valuation analysis was performed at December 31, 2018.

For 2019 and 2018, the Company evaluated goodwill using the quantitative step one approach. In 2019 and 2018, goodwill is tested for impairment at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which discrete financial information with similar economic characteristics is available and operating results are regularly reviewed by our chief operating decision maker. For 2019 and 2018, we have five operating segments: Manitex, Badger, PM/Valla, Sabre and C&M. All operating segments are comprised of one reporting unit. Only Manitex, PM/Valla and Sabre were tested for goodwill impairment as Badger and C&M have no goodwill. In 2019, goodwill was impaired at PM of $315 and Sabre of $2,850. In 2018, the Company had net impairment of $3,192 million at our PM/Valla operating segment.

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

For 2017, the Company evaluated its consolidated goodwill using the quantitative two step approach. The first step used to identify potential impairment involves comparing the reporting unit’s estimated fair value to its carrying value, including goodwill. During the first step testing, the Company evaluates goodwill for impairment using a business valuation method, which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a historical third-party buyer. The market approach was also considered in evaluating the potential for impairment by calculating fair value based on multiples of earnings before interest, taxes, depreciation and amortization (EBITDA) of comparable, publicly traded companies. The Company also observed implied EBITDA multiples from relatively recent merger and acquisition activity in the industry, which was used to test the reasonableness of the results.

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

For 2017, the first step did not indicate any impairment of goodwill.

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

Impairment of Long-Lived Assets —The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value. Future cash flow projections include assumptions for future sales levels, the impact of cost reduction programs, and the level of working capital needed to support each business. The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset. The Company considered declining revenue and profitability along with missed projections compared to budget along with actual results to be triggering events and as such a valuation analysis was performed. For the year ended December 31, 2019, there was impairment of $2,310 to an indefinite lived trademark and $2,637 to customer relationships. The Company recognized $2,544 of impairment charges on trademark for the year ended December 31, 2018 but did not have any impairment for the year ended December 31, 2017.

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

Credit Risk Concentrations — Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, trade receivables and payables. The Company maintains its cash balances principally at a bank located in Chicago, Illinois as well as several separate Italian banks. At December 31, 2019 and 2018, the Company had uninsured balances of $23,327 and $22,098, respectively. Revenues for the year ended December 31, 2017 included one customer, Rush Truck Center that represented approximately 12.0% of total revenue.  No other customer represented more than 10% of revenues for the year ended December 31, 2017. In 2019 and 2018, no one customer accounted for 10% or more of total company’s revenues.

For the years ended December 31, 2019 and 2018, no customers accounted for 10% or more of total Company’s accounts receivable.

For 2019, 2018 and 2017 purchases from any single supplier did not exceed 10% of total purchases.

Research and Development Expenses— The Company expenses research and development costs, as incurred. For the periods ended December 31, 2019, 2018 and 2017 expenses were $2,714, $2,839 and $2,564, respectively.

Advertising —Advertising costs are expensed as incurred and were $983, $572 and $994 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Adoption of Highly Inflationary Accounting in Argentina— GAAP guidance requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100 percent. In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina (“PM Argentina”). Under highly inflationary accounting, PM Argentina’s functional currency became the Euro (its parent company’s reporting currency), and its income statement and balance sheet have been measured in Euros using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in other (income) and expense, net and was not material.  As of December 31, 2019, PM Argentina had a small net peso monetary position. Net sales of PM Argentina were less than 5 percent of our consolidated net sales for the years ended December 31, 2019 and 2018, respectively.

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

Sale and Leaseback —In accordance with ASC 842-10 Sales-Leaseback Transactions, the Company has recorded deferred gain in relationship to the sale and leaseback of one of the Company’s operating facilities and on certain equipment.   As such, the gains have been deferred and are being amortized on a straight- line basis over the life of the leases.

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

Comprehensive Income — “Reporting Comprehensive Income” requires reporting and displaying comprehensive income and its components. Comprehensive income includes, in addition to net earnings, other items that are reported as direct adjustments to shareholder’s equity. Currently, the comprehensive income adjustment required for the Company is a foreign currency translation adjustment, the result of consolidating its foreign subsidiary.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (date of sale). See Note 7 for additional details.

Reclassifications —A reclassification was made to properly reflect certain accounts as prepaid expenses which were previously recorded in other receivables and deferred financing fees. This resulted in reclasses of $1,047 out of other receivables and $1,307 out of deferred financing fees into prepaid expenses in 2018 to align with 2019.

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

The following table disaggregates our sources of revenues for the years indicated (ended December 31):

	2019	2018
Boom trucks, knuckle boom & truck cranes	$155,562	$175,895
Rough terrain cranes	10,077	7,384
Mobile tanks	9,100	11,413
Installation services	6,295	4,134
Other equipment	15,344	14,547
Part sales	28,398	28,734
Total Revenue	$224,776	$242,107

	2019	2018
Equipment sales	$190,083	$209,239
Part sales	28,398	28,734
Installation services	6,295	4,134
Total Revenue	$224,776	$242,107

The Company attributes revenue to different geographic areas based on where items are shipped to or services are performed. The following table provides details of revenues by geographic area for the years ended December 31, 2019, 2018 and 2017, respectively.

	2019	2018	2017
United States	$116,788	$124,060	$102,718
Canada	17,604	24,516	18,205
Italy	25,819	20,402	18,759
France	7,614	9,826	6,085
Other	9,506	8,158	2,708
Chile	10,099	8,297	7,919
Argentina	6,272	8,214	16,101
United Kingdom	6,089	8,117	6,985
Spain	4,693	5,226	4,243
Germany	3,402	4,805	3,166
Finland	2,709	3,623	2,793
Czech Republic	1,425	2,352	1,431
Netherlands	1,073	1,413	893
Mexico	2,760	1,372	1,642
Peru	1,629	1,102	439
Malaysia	403	875	804
Qatar	1	807	—
United Arab Emirates	339	749	773
Israel	907	711	3,660
Hong Kong	1,502	708	871
Indonesia	179	534	615
Denmark	171	505	681
Ukraine	97	464	693
Ireland	537	464	410
Romania	1,233	406	362
Martinique	304	402	304
Kuwait	1	357	173
South Africa	20	214	1,082
Turkey	294	211	202
Singapore	843	195	1,138
Saudi Arabia	64	188	683
Morocco	302	162	425
Russia	38	158	554
Bahrain	59	145	—
Thailand	—	56	267
Australia	—	48	157
Uzbekistan	—	—	1,387
Switzerland	—	—	429
Trinidad and Tobago	—	—	425
Columbia	—	—	348
Guadeloupe	—	—	312
Hungry	—	—	307
Greece	—	—	303
Sweden	—	634	261
Taiwan	—	501	229
Oman	—	750	163
Portugal	—	—	156
Estonia	—	—	151
Poland	—	—	151
Bulgaria	—	380	125
Norway	—	—	125
Lebanon	—	—	88
New Zealand	—	—	81
Brazil	—	—	74
Algeria	—	—	56
	$224,776	$242,107	$213,112

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

The following table summarizes changes in customer deposits for the year ended December 31, 2019 and 2018:

	2019	2018
Customer deposits at January 1,	$2,310	$2,242
Revenue recognized from customer deposits	(7,151)	(10,547)
Additional customer deposits received where revenue has not yet been recognized	6,614	10,839
Effect of change in exchange rates	(155)	(224)
Customer deposits at December 31,	$1,618	$2,310

Note 5. Earnings per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of restricted stock units. Details of the calculations are as follows:

	For the Years Ended December 31,
	2019	2018	2017
Net loss attributable to shareholders of Manitex International, Inc.
Loss from continuing operations	$(8,492)	$(13,177)	$(7,067)
Discontinued operations:
Income from operations of discontinued operations, net of income taxes	—	—	553
Loss attributable to noncontrolling interest	—	—	(274)
Income from operations of discontinued operations, net of income taxes attributable to shareholders of Manitex International, Inc.	—	—	279
Loss on sale of discontinued operations, net of income taxes	—	—	(1,290)
Loss from discontinued operations attributable Shareholders of Manitex International, Inc.	—	—	(1,011)
Loss attributable to shareholders of Manitex International, Inc.	$(8,492)	$(13,177)	$(8,078)
Loss per share
Basic
Loss from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.43)	$(0.72)	$(0.43)
Earnings from operations of discontinued operations attributable to shareholders of Manitex International, Inc., net of income taxes	$—	$—	$0.02
Loss on sale of discontinued operations attributable to shareholders of Manitex International, Inc., net of income taxes	$—	$—	$(0.08)
Loss attributable to shareholders of Manitex International, Inc.	$(0.43)	$(0.72)	$(0.49)
Diluted
Loss from continuing operations attributable to shareholders of Manitex International, Inc.	$(0.43)	$(0.72)	$(0.43)
Earnings from operations of discontinued operations attributable to shareholders of Manitex International, Inc., net of income taxes	$—	$—	$0.02
Loss on sale of discontinued operations attributable to shareholders of Manitex International, Inc., net of income taxes	$—	$—	$(0.08)
Loss attributable to shareholders of Manitex International, Inc.	$(0.43)	$(0.72)	$(0.49)
Weighted average common shares outstanding
Basic	19,687,414	18,409,296	16,548,444
Diluted
Basic	19,687,414	18,409,296	16,548,444
Dilutive effect of warrants	—	—	—
Dilutive effect of restricted stock units	—	—	—
	19,687,414	18,409,296	16,548,444

There are 177,706, 136,035 and 204,072 restricted stock units which are anti-dilutive and therefore are not included in the average number of diluted shares shown above for the years ended December 31, 2019, 2018 and 2017, respectively.

The following securities were not included in the computation of diluted earnings per share as their effect would have been antidilutive:

	For the Years Ended December 31,
	2019	2018	2017
Unvested restricted stock units	198,717	72,874	168,763
Options to purchase common stock	97,437	47,437	—
Convertible subordinated notes	1,549,451	1,549,451	1,549,451
	1,845,605	1,669,762	1,718,214

Note 6. Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value by level with the fair value hierarchy.  As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Except as noted the below assets and liabilities are valued at fair market on a recurring basis.

The following is a summary of items that the Company measured at fair value during the periods:

	Fair Value at December 31, 2019
	Level 1	Level 2	Level 3	Total
Liabilities:
PM contingent liabilities	$—	$—	$314	$314
Valla contingent consideration	—	—	205	205
Forward currency exchange contracts	—	99	—	99
Total liabilities at fair value	$—	$99	$519	$618

	Fair Value at December 31, 2018
Asset:
Marketable securities	$2,160	$—	$—	$2,160
Forward currency exchange contracts	—	91	—	91
Total current assets at fair value	$2,160	$91	$—	$2,251
Liabilities:
PM contingent liabilities	$—	$—	$321	$321
Valla contingent consideration	—	—	210	210
Interest rate swap contracts	—	2	—	2
Total liabilities at fair value	$—	$2	$531	$533

	Fair Value Measurements Using Significant Unobservable Inputs (level 3)
Liabilities:	PM Contingent Liability	Valla Contingent Consideration	Total
Balance at December 31, 2018	$321	$210	$531
Effect of change in exchange rates	(7)	(5)	(12)
Balance at December 31, 2019	$314	$205	$519

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

The book and fair value of the Company’s term debt was $22,931 and $22,931 for the year ended December 31, 2019, respectively, and $26,871 and $26,871 for the year ending December 31, 2018, respectively. The book and fair value of the Company’s capital leases was $5,060 and $6,295 for the year ended December 31, 2019, respectively and $5,482 and $6,925 for the year ending December 31, 2018, respectively. There is no difference between the book value and the fair value for amount recorded in connection with a long-term legal settlement, which was $809 and $851 for the years ending December 31, 2019 and 2018, respectively.

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

Forward Currency Contracts

When the Company receives a significant order in other than the operating unit’s functional currency, management may evaluate different options that are available to mitigate future currency exchange risks. The decision to hedge future sales is not automatic and is decided case by case. The Company only uses hedge instruments to hedge firm existing sales orders and not estimated exposure, when management determines that exchange risks exceed desired risk tolerance levels. The forward currency contracts used to hedge future sales are designated as cash flow hedges under ASC 815-10 provided certain criteria are met. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings (date of sale). Gains or losses on cash flow hedges when recognized into income are included in net revenues. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The Company expects minimal ineffectiveness as the Company has hedged only firm sales orders and has not hedged estimated exposures.  As of December 31, 2019, the Company had no outstanding forward currency contracts that were in place to hedge future sales. Therefore, there are currently no unrealized pre-tax gains or loss which will reclassified from other comprehensive income into earnings during the next 12 months.

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

PM Group has an intercompany receivable denominated in Euros from its Chilean subsidiary.  At December 31, 2019, the Company had entered into two forward currency exchange contracts that matures on February 14, 2020.  Under the contract the Company is obligated to sell 2,900,000 Chilean pesos for 3,349 euros. The Company has a second contract which obligates the Company to sell 120,000 Chilean pesos for $153. The purpose of the forward contract is to mitigate the income effect related to this intercompany receivable that results with a change in exchange rate between the Euro and the Chilean peso.

Interest Rate Swap Contracts

The Company uses financial instruments available on the market, including derivatives, solely to minimize its cost of borrowing and hedge the risk of interest rate and exchange rate fluctuation. In January 2009, prior to the January 15, 2015 acquisition date, PM Group entered into contracts in order to hedge the interest rate risk related to its term loans.

A contract was signed by PM Group, for an original notional amount of € 482 (€ 85 at December 31, 2019), maturing on October 1, 2020 with interest paid monthly.   PM pays interest at a rate of 3.90% and receives from the counterparty’s interest at the “Euribor” rate for the period in question if greater than 0.90%.

As of December 31, 2019, the Company had the following forward currency contracts and interest rate swaps:

Nature of Derivative	Currency	Amount	Type
Forward currency sales contracts	Chilean peso	3,020,000	Not designated as hedge instrument
Interest rate swap contracts	Euro	85	Not designated as hedge instrument

The following table provides the location and fair value amounts of derivative instruments that are reported in the Consolidated Balance Sheet as of December 31, 2019 and 2018:

Total derivatives not designated as a hedge instrument

		Fair Value
		As of December 31,
	Balance Sheet Location	2019	2018
Asset Derivatives
Foreign currency exchange contracts	Prepaid expense and other	$—	$91
Total derivative assets		$—	$91
Liabilities Derivatives
Foreign currency Exchange Contracts	Accrued expense	$99	$—
Interest rate swap contracts	Notes payable-Short term	—	2
Total derivative liabilities		$99	$2

The following tables provide the effect of derivative instruments on the Consolidated Statement of Income for 2019, 2018 and 2017:

Derivatives not designated as Hedge Instrument	Location of gain or (loss) recognized in Income Statement	Years ended December 31,
		2019	2018	2017
Forward currency contracts	Foreign currency transaction (losses) gains	$(191)	$(205)	$15
Interest rate swap contracts	Interest (expense) income	2	(4)	1
Total derivatives (loss) gain		$(189)	$(209)	$16

During 2019, 2018 and 2017, there were no forward currency contracts designated as cash flow hedges.  As such, all gains and loss related to forward currency contracts during 2019 and 2018 were recorded in current earnings and did not impact other comprehensive income.

Note 8. Inventory

The components of inventory at December 31, are summarized as follows:

	2019	2018
Raw materials and purchased parts	$35,978	$38,192
Work in process	5,870	5,360
Finished goods and replacement parts	16,886	14,472
Inventories, net	$58,734	$58,024

The Company has established reserves for obsolete and excess inventory of $8,158 and $5,967 as of December 31, 2019 and 2018, respectively.

Note 9. Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31, 2019 and 2018, respectively:

	2019	2018
Land	$4,131	$4,216
Buildings	14,041	14,231
Machinery and equipment	12,290	11,648
Furniture and fixtures	2,146	1,704
Leasehold improvements	1,445	1,122
Computer software & equipment	1,342	1,240
Motor vehicles	426	777
Construction in progress	345	137
Totals	36,166	35,075
Less: accumulated depreciation	(16,818)	(14,826)
Net property and equipment	$19,348	$20,249

Depreciation expense was $2,248 (net of $80 amortization of deferred gain on building), $2,220 (net of $80 amortization of deferred gain on building), and $2,380 (net of $80 amortization of deferred gain on building) in 2019, 2018 and 2017, respectively. See Note 14 for information regarding capital leases.

Note 10. Goodwill and Other Intangible Assets

The Company accounts for Other Intangible Assets under the guidance in ASC 350, Intangibles—Goodwill and Other. Under the guidance intangible assets with definite lives are amortized over their estimated useful lives. Indefinite lived intangible assets are subject to annual impairment testing. For the year ended December 31, 2019 there was impairment charge of $2,310 related to an indefinite lived trademark, impairment charge of $2,637 related to customer relationship, and $3,165 net impairment charge to goodwill. For the year ended December 31, 2018, there was an impairment charge of $2,544 related to an indefinite lived trademark and $3,192 net impairment charge to goodwill. For the year ended December 31, 2017, there was no impairment charge.  The Company capitalizes certain costs related to patent technology. Additionally, a substantial portion of the purchase price related to the Company’s acquisitions has been assigned to patents or unpatented technology, trade name, customer backlog and customer relationships. The intangibles acquired in acquisitions have been valued using a discounted cash flow approach. Intangibles, except goodwill, are being amortized over their estimated useful lives.

Intangible assets were comprised of the following as of December 31:

	2019	2018	Useful Lives
Patented and unpatented technology	$17,963	$18,111	10 years
Amortization	(13,499)	(12,762)
Customer relationships	18,602	23,301	5-20 years
Amortization	(10,968)	(11,419)
Trade names and trademarks	7,415	9,828	25 years - Indefinite
Amortization	(2,481)	(2,286)
Non-competition agreements	50	50	2-5 years
Amortization	(50)	(50)
Customer backlog	370	370	< 1 year
Amortization	(370)	(370)
Total Intangible assets	$17,032	$24,773

Amortization expense was $2,454, $2,769 and $2,727 for the periods ended December 31, 2019, 2018 and 2017, respectively. The weighted average amortization period for definite lived intangibles was 7 years for patented and unpatented technology, 6 years for customer relationships, and 12 years for trade names and trademarks.

Estimated amortization expense for the next five years and subsequent is as follows:

Amount
2020	$2,108
2021	2,108
2022	2,108
2023	2,100
2024	2,052
And subsequent	3,970
Total intangibles currently to be amortized	14,446
Intangibles with indefinite lives not amortized	2,586
Total intangible assets	$17,032

Changes in the Company’s goodwill are as follows:

Goodwill
Balance December 31, 2017	$43,569
Goodwill impairment	(3,212)
Reclass to deferred tax liability	(2,557)
Effects of change in exchange rate	(1,502)
Balance December 31, 2018	$36,298
Goodwill impairment	$(3,165)
Effects of change in exchange rate	(498)
Balance December 31, 2019	$32,635

The Company performed its annual impairment assessment as of September 30, 2019, prior to its annual October 1, 2019 measurement date. The Company’s policy is to assess the realizability of its intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value. Future cash flow projections include assumptions for future sales levels, the impact of cost reduction programs, and the level of working capital needed to support each business. The amount of any impairment then recognized would be calculated as the difference between the estimated fair value and the carrying value of the asset. At September 30, 2019, the Company considered declining revenue and profitability along with missed projections and a decrease in its market capitalization to be a triggering event and as such a valuation analysis was performed and goodwill and intangible assets were determined to be impaired, and as such non-cash impairment charges were made to selling, general and administrative expense and shown separately on the income statement as impairment of intangibles. Goodwill was impaired at Sabre and PM/Valla in the amount of $2,850 and $315, respectively. At September 30, 2019, intangible assets were impaired at Sabre and PM/Valla in the amount of $3,723 and $1,224, respectively. During the fourth quarter of 2018, there was a significant decline in the U.S. stock markets and specifically our stock declined from a closing price of $9.64 at October 1, 2018 to a closing price of $5.68 at December 31, 2018.  Subsequent to December 31, stock markets in general rebounded from the December lows.  The Company’s stock priced increased as well, but not to the same levels as the general market or our previous averages for the year.  The Company considered this sustained market capitalization decrease to be a triggering event and as such reevaluated goodwill impairment at December 31, 2018.  In order to more closely align the estimated fair values of our reporting units to our overall market capitalization, an increase to our risk premium utilized within our discounted cash flows analysis was applied, resulting in an impairment charge of $3,212, to our PM reporting unit.

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

Between February 26 and 28, 2018, the Company sold 1,000,000 shares of ASV stock, reducing the Company’s investment to approximately 11.0%, and ceased accounting for its investment in ASV as an equity method investment. In September 2019, in connection with the sale of ASV to Yanmar American Corporation, the Company received cash merger consideration for its remaining 1,080,000 shares of ASV and no longer has an investment in ASV. See Note 26, Discontinued Operations.

Note 12. Accrued Expenses

	As of December 31,
	2019	2018
Accrued payroll	$961	$1,195
Accrued employee benefits	831	951
Accrued bonuses	797	146
Accrued vacation expense	1,262	1,274
Accrued interest	932	723
Accrued commissions	366	424
Accrued expenses—other	685	1,038
Accrued warranty	1,624	2,004
Accrued taxes other than income taxes	1,333	1,243
Accrued product liability and workers compensation claims	534	251
Total accrued expenses	$9,325	$9,249

Note 13. Revolving Term Credit Facilities and Debt

U.S.  Credit Facilities

At December 31, 2019, the Company and its U.S. subsidiaries have a Loan and Security Agreement, as amended, (the “Loan Agreement”) with CIBC Bank USA (“CIBC”), formerly known as “The Private Bank and Trust Company”.  The Loan Agreement provides a revolving credit facility extending the maturity date from July 20, 2021 to July 20, 2023.   The aggregate amount of the facility increased from $25,000 to $30,000.

The maximum borrowing available to the Company under the Loan Agreement is limited to: (1) 85% of eligible receivables; plus (2) 50% of eligible inventory valued at the lower of cost or net realizable value subject to a $20,000 limit; plus (3) 80% of eligible used equipment, as defined, valued at the lower of cost or market subject to a $2,000 limit; plus (4) 50% of eligible Mexico receivables (as defined) valued at the lower of cost or net realizable value subject to a $400 limit.  At December 31, 2019 and 2018, the maximum the Company could borrow based on available collateral was $27,600 and $24,500, respectively. At December 31, 2019 and 2018, the Company had no borrowings under this facility.   The indebtedness under the Loan Agreement is collateralized by substantially all of the Company’s assets, except for certain assets of the Company’s subsidiaries.

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

The Loan Agreement subjects the Company and its domestic subsidiaries to a quarterly EBITDA covenant (as defined).  The minimum quarterly EBITDA covenant (as defined) is $2,000 for all quarters starting with the quarter ended September 30, 2017 through the end of the agreement. Additionally, the Company and its domestic subsidiaries are subject to a Fixed Charge Coverage ratio of 1.10 to 1.00 measured on an annual basis beginning September 30, 2019 (based on a trailing twelve-month basis), through the term of the agreement.  At the end of a quarter, if there is $15,000 of availability and outstanding borrowings of less than $5,000, covenant testing is waived. The Loan Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, pay dividends or make distributions, repurchase stock, in each case subject to customary exceptions for a credit facility of this size.  The Company was not required to calculate covenant compliance calculations due to undrawn balance at December 31, 2019.

The Loan Agreement has a Letter of Credit facility of $3,000, which is fully reserved against availability.

Note Payable—Winona Facility Purchase

At December 31, 2019 and 2018, Badger has balance on note payable to Avis Industrial Corporation of $283 and $378, respectively.  Badger is required to make 60 monthly payments of $10 that began on August 1, 2017.  The note dated July 26, 2017, had an original principal amount of $500 and annual interest rate of 8.00%.  The note is guaranteed by the Company.

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

PM Group Short-Term Working Capital Borrowings

At December 31, 2019 and 2018, respectively, PM Group had established demand credit and overdraft facilities with five Italian banks, one Spanish bank and eight banks in South America. Under the facilities, as of December 31, 2019 and 2018 respectively, PM Group can borrow up to approximately €21,337 ($23,955) and €21,990 ($25,192) for advances against invoices, and letter of credit and bank overdrafts. These facilities are divided into two types: working capital facilities and cash facilities. For the year ended December, 31, 2019, interest on the Italian working capital facilities is charged at the 3-month Euribor plus 175 or 200 basis points and 3-month Euribor plus 350 basis points, respectively. Interest on the Spanish bank working capital facility is charged at 3.75%. Interest on the South American facilities is charged at a flat rate of points for advances on invoices ranging from 8% - 55%. For the year ended December 31, 2018, Interest on the Italian working capital facilities was charged at the 3-month Euribor plus 175 or 200 basis points and a 3-month Euribor plus 350 basis points, respectively. Interest on the Spanish bank working capital facility is charged at 3.75%. Interest on the South American facilities is charged at a flat rate of points for advances on invoices ranging from 9% - 65%.

At December 31, 2019, the Italian banks had advanced PM Group €11,877 ($13,334), at variable interest rates, which currently range from 1.75% to 2.00%. At December 31, 2019, there were no advances to PM Group from the Spanish bank. At December 31, 2019, the South American banks had advanced PM Group €971 ($1,090). Total short-term borrowings for PM Group were €12,848 ($14,424) at December 31, 2019. At December 31, 2018, the Italian banks had advanced PM Group €15,796 ($18,096), at variable interest rates, which currently range from 1.75% to 2.00%. At December 31, 2018, there were no advances to PM Group from the Spanish bank. At December 31, 2018, the South American banks had advanced PM Group €715 ($820). Total short-term borrowings for PM Group were €16,511 ($18,916) at December 31, 2018.

PM Group Term Loans

At December 31, 2019 and 2018 respectively, PM Group has a €9,484 ($10,659) and €10,451 ($11,973) term loan with two Italian banks, BPER and Unicredit. The term loan is split into a note and a balloon payment and is secured by PM Group’s common stock as of December 31, 2019 and 2018.

At December 31, 2019, the note and balloon payment have an outstanding principal balance of €6,492 ($7,289) and €3,002 ($3,370), respectively.  Both are charged interest at a fixed rate of 3.5%, with an effective rate of 3.5% at December 31, 2019. The note is payable in annual installments of principal €991 for 2020, €1,026 for 2021, €1,062 for 2022, €1,099 for 2023, €1,137 for 2024, and €1,177 for 2025.  The balloon payment is payable in a single payment of €3,002 in 2026. See above for restructuring.

An adjustment in the purchase accounting to value the non-interest- bearing debt at its fair market value was made. At March 6, 2018 it was determined that the fair value of the debt was €480 or $550 less than the book value. This reduction is not reflected in the above descriptions of PM debt. This discount is being amortized over the life of the debt and being charged to interest expense. As of December 31, 2019, and 2018 respectively, the remaining balance was €281 ($315) and €391 ($448) and has been offset to the debt.

At December 31, 2019, PM Group has unsecured borrowings with three Italian banks totaling €10,385 ($11,659). Interest on the unsecured notes is charged at a stated and effective rate of 3.5% at December 31, 2019.

Annual payments of €1,731 are payable beginning in 2019 and ending in 2025.  At December 31, 2018 PM Group had unsecured borrowings with three Italian banks totaling €12,115 ($13,879). Interest on the unsecured notes was charged at the 3-month Euribor plus 250 basis points, effective rate of 3.5% at December 31, 2018.

PM Group is subject to certain financial covenants as defined by the debt restructuring agreement including maintaining (1) Net debt to EBITDA, (2) Net debt to equity, and (3) EBITDA to net financial charges ratios. The covenants are measured on a semi-annual basis beginning on December 31, 2018. Covenants were met at December 31, 2019 and 2018.

At December 31, 2019 and 2018, respectively, Autogru PM RO, a subsidiary of PM Group, had three and three notes. The first note is payable in 60 monthly principal installments of €8 ($9),  plus interest at the 1-month Euribor plus 300 basis points, effective rate of 3.00% at December 31, 2019 and 2018, maturing October 2020. At December 31, 2019 and 2018 respectively, the outstanding principal balance of the note was €84 ($94) and €186 ($213).

The second note is payable in monthly installments of €9 ($10) starting from September 2019 and ending in March 2020, and one final payment of €190 ($213) in March 2020. The note is charged interest at the 1-month Euribor plus 250 basis points, effective rate of 2.50% at December 31, 2019.  At December 31, 2019 and 2018, the outstanding principal balance of the note was €218 ($245) and €320 ($367).

The third note is divided in three parts: the first part is payable in 60 monthly installments of €1 ($1) plus interest at the 6-month Euribor plus 275 basis points, effective rate of 2.75% at December 31, 2019, maturing February 2023; the second part is payable in 60 monthly installments of €4 ($5) plus interest at the 6-month Euribor plus 275 basis points, effective rate of 2.75% at December 31, 2019, maturing April 2023; the third part is payable in 60 monthly installments of €1 ($1) plus interest at the 6-month Euribor plus 275 basis points, effective rate of 2.75% at December 31, 2019, maturing June 2023. At December 31, 2019 and 2018, respectively, the outstanding principal balance of the note was €234 ($263) and €304 ($348).

PM has interest rate swaps with a fair market value at December 31, 2019 and 2018, respectively of €0 ($0) and €2 ($2) which has been included in debt.

At December 31, 2018 PM Argentina Sistemas de Elevacion, a subsidiary of PM Group had a note payable. The note was payable in fifteen monthly installments of €13 ($15) starting from March 2018 and ending in May 2019, the note was charged interest at 28.50% at December 31, 2018.  At December 31, 2018, the outstanding principal balance of the note was €68 ($78).

Valla Short-Term Working Capital Borrowings

At December 31, 2019 and 2018, respectively, Valla had established demand credit and overdraft facilities with two Italian banks. Under the facilities, Valla can borrow up to approximately €660 ($741) and €870 ($997) for advances against orders, invoices and bank overdrafts. Interest on the Italian working capital facilities is charged at a flat percentage rate for advances on invoices and orders ranging from 1.67% - 4.75% and 4.50% - 4.75 % at December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, the Italian banks had advanced Valla €269 ($302) and €40 ($46).

Valla Term Loans

At December 31, 2019 and 2018, Valla had a term loan with Carisbo.  The note is payable in quarterly principal installments beginning on October 30, 2017 of €8 ($10), plus interest at the 3-month Euribor plus 470 basis points, effective rate of   4.36% at December 31, 2019 and 2018, respectively. The note matures on January 2021. At December 31, 2019 and 2018, respectively, the outstanding principal balance of the note was €39 ($44) and €71 ($81).

Schedule of Debt Maturities

Scheduled annual maturities of the principal portion of debt outstanding at December 31, 2019 in the next five years and the remaining maturity in aggregate are summarized below. Amounts shown include the debt described above in this footnote and the convertible notes disclosed in Note 15—Convertible Notes at their face amount of $22,500.

	North America	Italy	Total
2020	$7,603	$18,235	$25,838
2021	15,111	3,182	18,293
2022	69	3,214	3,283
2023	—	3,204	3,204
2024	—	3,220	3,220
Thereafter	—	6,635	6,635
	22,783	37,690	60,473
Debt discount related to non-interest-bearing debt	—	(315)	(315)
Debt issuance cost	(98)	—	(98)
Debt discounts related to convertible notes	(319)	—	(319)
Total	$22,366	$37,375	$59,741

Note 14. Leases

The Company leases certain warehouses, office space, machinery, vehicles, and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

The Company is not aware of any variable lease payments, residual value guarantees, covenants or restrictions imposed by the leases. Most leases include one or more options to renew, with renewal terms that can extend the lease term. The exercise of lease renewal options is at our sole discretion. The depreciable life of assets is limited by the expected lease term for finance leases.

If there was a rate explicit in the lease, this was the discount rate used. For those leases with no explicit or implicit interest rate, an incremental borrowing rate was used.  The weighted average remaining useful life for operating and finance leases was 4 and 7 years, respectively. The weighted average discount rate for operating and finance leases was 4.7% and 12.5% respectively.

Leases (thousands)	Classification	12/31/2019
Assets
Operating lease assets	Operating lease assets	$2,274
Finance lease assets	Fixed assets, net	3,906
Total leased assets		6,180

Liabilities
Current
Operating	Current liabilities	$920
Financing	Current liabilities	476

Noncurrent
Operating	Noncurrent liabilities	1,361
Financing	Noncurrent liabilities	4,584
Total lease liabilities		$7,341

Lease Cost (thousands)	Classification	For the year ended December 31, 2019
Operating lease costs	Operating lease assets	$992
Finance lease cost
Depreciation/Amortization of leased assets	Depreciation or Inventory reserve	454
Interest on lease liabilities	Interest expense	622
Lease cost		$2,068

Other Information (thousands)	For the year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,104
Operating cash flows from finance leases	$418
Financing cash flows from finance leases	$622

	Operating Leases	Capital Leases
2020	$999	$1,066
2021	555	913
2022	338	828
2023	194	932
2024	80	960
And subsequent	319	3,411
Total undiscounted lease payments	2,485	8,110
Less interest	(204)	(3,050)
Total liabilities	$2,281	$5,060
Less current maturities	(920)	(476)
Non-current lease liabilities	$1,361	$4,584

Disclosures related to periods prior to the adoption of ASC 842- Lease Standard

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

Equipment

The Company has entered into a lease agreement with a bank pursuant to which the Company is permitted to borrow 100% of the cost of new equipment with 44-month repayment periods, respectively. At the conclusion of the lease period, for each piece of equipment the Company is required to purchase that piece of leased equipment for one dollar.

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

Operating Leases

The Company leases office and production space under various non-cancellable operating leases that expire no later than 2023. Certain real estate leases include one or more options to renew. The exercise of lease renewal options is at the Company's sole discretion. Options to extend the lease are included in the lease term when it is reasonably certain the Company will exercise the option. The Company also has production equipment, office equipment and vehicles under operating leases. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option that is reasonably certain of exercise. Certain leases include rental payments adjusted periodically for inflation. The lease agreements do not contain any material residual value guarantee or material restrictive covenants.

Bridgeview Facility

The Company leases its 40,000 sq. ft. Bridgeview facility from an entity controlled by Mr. David Langevin, the Company’s Chairman and CEO. See note 23 Transactions between the Company and Related Parties for further information.

The Company leases certain office and warehouse space as well as certain machinery and equipment under non-cancellable operating leases. Total rent expense under these additional leases was $43 and $107 for the years ended December 31, 2018 and 2017, respectively.

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

As of December 31, 2019, the note had a remaining principal balance of $7,323 and an unamortized discount of $177. The difference between this amount and the amount initially recorded represents $716 of discount amortization.

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

As of December 31, 2019, the note had a remaining principal balance of $14,858 (less $98 debt issuance cost for a net debt $14,760) and an unamortized discount of $142. The difference between this amount and the amount initially recorded represents $572 of discount amortization.

Effective January 2020, the Company has obtained consent from the Noteholders to make prepayments on the Notes in accordance with the terms of the Note purchase Agreement. As of February 28, 2020, $2 million in principal prepayments on the Notes has been paid.

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

Note 16. Income Taxes

The Jobs Act establishes Global Intangible Low-Taxed Income (“GILTI”) provisions that impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company has elected to recognize GILTI as a period cost as incurred; therefore, there are no deferred taxes recognized for basis differences that are expected to impact the amount of the GILTI inclusion upon reversal.

Approximately $3.0 million of the Company’s undistributed foreign earnings have been subject to US federal taxation in connection with the one-time mandatory transition tax on accumulated earnings of foreign subsidiaries as required by the Jobs Act. The Company’s assertion to indefinitely reinvest its foreign earnings remains unchanged despite the US taxation of its undistributed foreign earnings and new tax law, which includes a 100% dividend received deduction. This means that future distributions of foreign earnings will generally not be taxable in the US. However, upon remittance of these earnings, the Company would be subject to withholding tax, US tax on foreign currency gains and losses related to previously taxed earnings, and some state income tax. It is not practicable to estimate the tax impact of the reversal of the outside basis difference, or the repatriation of cash due to the complexity associated with these calculations.

Information pertaining to the Company’s income before income taxes from continuing operations is as follows:

	Years ended December 31,
	2019	2018	2017
Loss before income taxes:
Domestic	$(1,714)	$(5,313)	$(6,289)
Foreign	(4,015)	(7,353)	(896)
Total net loss before income taxes	$(5,729)	$(12,666)	$(7,185)

Information pertaining to the Company’s provision (benefit) for income taxes for continuing operations is as follows:

	Years ended December 31,
	2019	2018	2017
Expense (benefit) for income taxes:
Current:
Federal	$(33)	$(106)	$262
State and local	1	74	79
Foreign	510	1,753	448
	478	1,721	789
Deferred:
Federal	22	49	(389)
State and local	158	573	(954)
Foreign	2,105	(1,832)	436
	2,285	(1,210)	(907)
Total expense (benefit) for income taxes	$2,763	$511	$(118)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2019	2018
Deferred tax assets:
Accrued expenses	$906	$965
Inventory	2,326	2,410
Other liabilities	930	696
Deferred gain	172	208
Net operating loss carryforwards	4,859	5,374
Tax credit carryforwards	1,317	1,785
Capital loss carryforwards	440	442
Unrealized foreign currency loss	97	238
Interest expense	3,538	2,517
Restructuring cost	—	266
Property, plant and equipment	688	1,777
Total deferred tax asset	15,273	16,678
Deferred tax liabilities:
Intangibles	2,926	5,047
Discount on convertible notes	73	139
Deferred State Income Tax	425	407
Debt	2,197	2,260
Investments	—	(1,092)
Total deferred tax liability	5,621	6,761
Valuation allowance	(10,282)	(7,643)
Net deferred tax (liability) asset	$(630)	$2,274

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

Based on the weighting of all available positive and negative evidence, most notably significant negative evidence of three-year cumulative losses and a decline in sales during the third quarter of 2019, which led to a triggering event where goodwill is impaired, we determined that it is appropriate to establish a valuation allowance against the deferred tax assets of PM. The Company considered and weighed positive evidence including our existing backlog and how the backlog might enhance future earnings. However, because the accounting guidance for income taxes considers a projection of future earnings inherently subjective, it does not carry significant weight to overcome the objectively verifiable evidence of cumulative losses in recent years. Although the recognition of the valuation allowance is a non-cash charge of approximately $2.6 million to income tax expense, it did have a negative impact on earnings for the 12 months ended December 31, 2019. If these estimates and assumptions change in the future, the Company may be required to reduce its valuation allowance resulting in less income tax expense. The Company evaluates the likelihood of realizing its deferred tax assets quarterly.

As of December 31, 2019, the Company had U.S. federal and foreign net operating loss carryforwards of approximately $9.0 million and $5.8 million, respectively. The U.S. net operating loss carryforwards expire in 2036 and 2037.  The majority of the foreign loss carryforwards are available for carryforward indefinitely. The Company also had state net operating losses of approximately $0.6 million that are set to expire at varying periods between 2025 and 2039 if not utilized. As of December 31, 2019, the Company has a Texas Margin Tax Credit of $1.0 million and U.S. federal R&D credits of $0.1 million that may be utilized through 2026 and 2037, respectively.

The effective tax rate before income taxes varies from the current U.S. federal statutory income tax rate as follows:

	Years ended December 31,
	2019	2018
Statutory rate	21.00%	21.00%
State and local taxes	-1.17%	0.45%
Permanent differences	-13.23%	-11.93%
Tax credits	-8.02%	0.49%
Foreign operations	-4.09%	-0.55%
Uncertain tax positions	-0.79%	-2.81%
Valuation allowance	-44.23%	-9.69%
Other	2.29%	-1.00%
	-48.24%	-4.04%

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, is as follows:

	2019	2018
Balance at January 1,	$4,115	$1,016
Increases in tax positions for prior years	—	2,352
Increases in tax positions for current years	455	860
Other	(149)	(70)
Lapse in statute of limitations	(126)	—
Settlements	—	(43)
Balance at December 31,	$4,295	$4,115

Of the amounts reflected in the above table at December 31, 2019, approximately $2.8 million would reduce the Company’s annual effective tax rate if recognized.  In direct offsetting effects of uncertain tax positions embedded in foreign net operating carryforwards that carry a full valuation allowance would not affect the effective tax rate if the unrecognized benefits are resolved while a full valuation allowance is maintained. The Company records accrued interest and penalties related to income tax matters in the provision for income taxes in the accompanying consolidated statement of income. For the years ended December 31, 2019, 2018 and 2017, interest and penalties recognized on unrecognized tax benefits were $134, $266 and $69, respectively. The accrued balance as of December 31, 2019 and 2018 was $782 and $648, respectively. Included in the unrecognized tax benefits is a liability for the Romania income tax audit for tax years 2012-2018 and Italy for tax year 2016.  Depending upon the final resolution of the audits, the uncertain tax position liabilities could be higher or lower than the amount recorded at December 31, 2019. We believe that it is reasonably possible that a decrease of up to $0.4 million in unrecognized tax benefits within 12 months of the reporting date as a result of a lapse of the statute of limitations in various jurisdictions and for the resolution of the Italy tax audit.

The Company files income tax returns in the United States, Italy, Romania and Argentina as well as various state and local tax jurisdictions with varying statutes of limitations. With a few exceptions, the Company is no longer subject to examination by the tax authorities for U.S. federal or state for the years before 2016, or foreign examinations for years before 2012.

Note 17. Supplemental Cash Flow Disclosures

Interest received and paid, income taxes paid and non-cash transactions incurred during the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019	2018	2017
Interest received in cash	$229	$167	$—
Interest paid in cash	4,394	5,841	7,234
Income tax (refunds) payments in cash	(175)	1	1,729
Non-Cash Transactions:
Proportional share of increase in equity investments' paid in capital	—	14	11
Share based compensation paid in connection with Tadano transaction	—	200	—
Equipment held for sale financed on a capital lease	—	—	896

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

The amount paid in matching contributions by the company for 2019, 2018 and 2017 were $428, $386 and $235, respectively.

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

The amount paid by the company for 2019, 2018 and 2017 was $146, $213, and $149. The amount allocated to the Employee severance indemnity provision in 2019, 2018 and 2017 were $428, $579 and $728.

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

The following table summarizes the changes in product warranty liability:

	2019	2018
Balance January 1,	$2,004	$2,030
Accrual for warranties issued during the year	2,397	3,549
Warranty services provided	(2,163)	(3,317)
Changes in estimates	(563)	(267)
Foreign currency translation	(51)	9
Balance December 31,	$1,624	$2,004

Note 20. Long Lived Assets

	2019	2018
United States	$14,906	$18,365
Italy	57,079	65,584
Total Long-Lived Assets	$71,985	$83,949

Long-Lived Assets are based on where the operating unit is domiciled.

Note 21. Equity

Tadano, Ltd. Investment in the Company

On May 24, 2018, the Company entered into a (a) Securities Purchase Agreement (the “Purchase Agreement”) and (b) Registration Rights Agreement (the “Registration Rights Agreement”) with Tadano Ltd., a Japanese company (“Tadano”).

Pursuant to the Purchase Agreement, the Company agreed to issue and sell to Tadano, and Tadano agreed to purchase from the Company, 2,918,542 shares of the Company’s common stock, no par value (the “Shares”), representing approximately 14.9% of the outstanding shares of common stock of the Company (based on the number of outstanding shares as of the date of the Purchase Agreement), at a purchase price of $11.19 per share, for an aggregate purchase price of $32,658. The transaction closed on May 29, 2018 (the “Closing Date”). The Shares were issued in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).

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

In connection with this transaction, the Company incurred legal, investment banking and consulting fees that in aggregate totaled $875.  These fees are recorded net of common stock.

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

Stock issued to employees and Directors

The Company issued shares of common stock to employees and Directors at various times in 2019, 2018 and 2017 as restricted stock units issued under the Company’s 2004 Incentive Plan vested. Upon issuance entries were recorded to increase common stock and decrease paid in capital for the amounts shown below. The following is a summary of stock issuances that occurred during the three-year period:

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
January 1, 2019	Employee	2,500	$14
January 4, 2019	Directors	7,900	48
January 4, 2019	Employee	21,502	131
March 13, 2019	Directors	7,920	58
May 15, 2019	Employee	560	6
May 31, 2019	Directors	6,600	77
August 20, 2019	Employee	333	4
September 18, 2019	Employee	2,612	18
December 14, 2019	Directors	7,900	44
December 14, 2019	Employees	15,007	84
		72,834	$484

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
January 1, 2018	Directors	4,420	$56
January 1, 2018	Employees	12,536	160
January 4, 2018	Directors	7,675	47
January 4, 2018	Employees	26,215	159
January 15, 2018	Directors	6,600	59
May 31, 2018	Directors	11,600	135
May 31, 2018	Employees	1,073	12
August 8, 2018	Employees	6,750	39
September 15, 2018	Directors	6,600	35
October 15, 2018	Directors	6,800	61
December 14, 2018	Directors	7,675	43
December 14, 2018	Employees	18,559	104
		116,503	$910

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
January 1, 2017	Directors	4,290	$54
January 1, 2017	Employees	20,932	266
January 4, 2017	Directors	7,675	47
January 4, 2017	Employees	42,533	258
June 1, 2017	Employees	4,493	32
September 15, 2017	Directors	6,600	35
October 16, 2017	Directors	6,600	59
December 14, 2017	Directors	7,675	43
December 14, 2017	Employees	23,353	131
		124,151	$925

Stock Repurchase

The Company purchased shares of Common Stock at various times from certain employees at the closing price on date of purchase. The stock was purchased from the employees to satisfy employees’ withholding tax obligations related to stock issuances described above. The following is a summary of common stock purchased during 2019, 2018 and 2017:

Date of Purchase	Shares Purchased	Closing Price on Date of Purchase
January 4, 2019	2,882	$9.60
August 20, 2019	116	$11.54
September 18, 2019	766	$6.24
December 14, 2019	1,658	$5.66
	5,422

January 1, 2018	3,183	$9.60
January 4, 2018	5,709	$9.39
August 8, 2018	1,978	$11.54
December 14, 2018	2,651	$6.60
	13,521

January 1, 2017	6,312	$6.86
January 4,2017	11,750	$7.27
December 14, 2017	4,758	$8.35
	22,820

Manitex International, Inc. 2019 Equity Incentive Plan

In 2019, the Company adopted the Manitex International, Inc. 2019 Equity Incentive Plan. The maximum number of shares of common stock reserved for issuance under the plan is 1,329,364 shares. The total number of shares reserved for issuance however, can be adjusted to reflect certain corporate transactions or changes in the Company’s capital structure. The Company’s employees and members of the board of directors who are not our employees or employees of our affiliates are eligible to participate in the plan. The plan is administered by a committee of the board comprised of members who are outside directors. The plan provides that the committee has the authority to, among other things, select plan participants, determine the type and number of awards, determine award terms, fix all other conditions of any awards, interpret the plan and any plan awards. Under the plan, the committee can grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units, except Directors may not be granted stock appreciation rights, performance shares and performance units. During any calendar year, participants are limited in the number of grants they may receive under the plan. In any year, an individual may not receive options for more than 15,000 shares, stock appreciation rights with respect to more than 20,000 shares, more than 20,000 shares of restricted stock and/or an award for more than 10,000 performance shares or restricted stock units or performance units. The plan requires that the exercise price for stock options and stock appreciation rights be not less than fair market value of the Company’s common stock on date of grant.

Restricted stock units are subject to the same conditions as the restricted stock awards except the restricted stock units do not have voting rights and the common stock will not be issued until the vesting criteria are satisfied.

The Company awarded under the Amended and Restated 2004 Equity Incentive Plan a total of 210,310; 28,768; and 24,493 restricted stock units to employees and directors during 2019, 2018 and 2017, respectively. The restricted stock units are subject to the same conditions as the restricted stock awards except the restricted stock units will not have voting rights and the common stock will not be issued until the vesting criteria are satisfied.

On September 1, 2019, 50,000 stock options were granted at $5.62 per share and vest ratably on each of the first three anniversary dates. The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model for stock options granted on September 1, 2019:

Grant date 9/1/2019
Dividend yields	—
Expected volatility	51%
Risk free interest rate	1.42%
Expected life (in years)	6
Fair value of the option granted	$2.76

Compensation expense in 2019, 2018 and 2017 includes $603, $639 and $798 related to restricted stock units and stock options, respectively. Compensation expense related to restricted stock units and stock options will be $551, $432 and $159 for 2020, 2021 and 2022, respectively.

The following is a summary of restricted stock units that were awarded during 2019, 2018 and 2017:

2019 Grants	Vesting Date	Number of Restricted Stock Units	Closing Price on Date of Grant	Value of Restricted Stock Units Issued
January 1, 2019	January 1, 2019 2,500 units; January 1, 2020 2,500 units	5,000	$5.68	$29
March 13, 2019	March 13, 2019 7,920; March 13, 2020 7,920; March 13, 2021 8,160	24,000	$7.36	$177
March 13, 2019	March 13, 2020 9,900; March 13, 2021 9,900; March 13, 2022 10,200	30,000	$7.36	$221
March 13, 2019	March 13, 2020 25,842; March 13, 2021 25,842; March 13, 2022 26,626	78,310	$7.36	$576
September 1, 2019	September 1, 2020 16,500, September 1, 2021 16,500; September 1, 2022 17,000	50,000	$5.62	$281
December 31, 2019	December 31, 2020 7,590; December 31, 2021 7,590; December 31, 2022 7,820	23,000	$5.95	$137
		210,310		$1,421

2018 Grants	Vesting Date	Number of Restricted Stock Units	Closing Price on Date of Grant	Value of Restricted Stock Units Issued
May 15, 2018	May 15, 2019 560 units; May 15, 2020 560 units and May 15, 2021 575 units	1,695	$11.30	$19
May 31, 2018	May 31, 2018 6,600 units; May 31, 2019 6,600 units and May 31, 2020 6,800 units	20,000	$11.64	$233
May 31, 2018	May 31, 2018 5,000 units	5,000	$11.64	$58
May 31, 2018	May 31, 2018 1,073 units	1,073	$11.64	$12
August 20, 2018	August 20, 2019 333 units; August 20, 2020 333 units and August 20, 2021 334 units	1,000	$11.46	$11
		28,768		$333

2017 Grants	Vesting Date	Number of Restricted Stock Units	Closing Price on Date of Grant	Value of Restricted Stock Units Issued
June 1, 2017	June 1, 2017 4,493 units	4,493	$7.01	$31
October 9, 2017	October 16, 2017 6,600 units; January 15, 2018 6,600 units and October 15, 2018 6,800 units	20,000	$9.00	$180
		24,493		$211

The following table contains information regarding restricted stock units for the years ended December 31, 2019, 2018 and 2017, respectively:

	Restricted Stock Units
	2019	2018	2017
Outstanding on January 1,	72,874	168,763	342,004
Units granted during period	210,310	28,768	24,493
Vested and issued	(67,412)	(102,982)	(101,331)
Vested—issued and repurchased for income tax withholding	(5,422)	(13,521)	(22,820)
Forfeited	(11,633)	(8,154)	(73,583)
Outstanding on December 31	198,717	72,874	168,763

Note 22. Recent Accounting Guidance

Recently Issued Pronouncements – Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, “Income Taxes Topic 740-Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application of Topic 740. The effective date will be the first quarter of fiscal year 2021 and early adoption is permitted. Adoption of Topic 740 is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (“ASU 2019-04”). ASU 2019-04 provides narrow scope amendments for Topics 326, 815 and 825.  The effective date will be the first quarter of fiscal year 2020 and early adoption is permitted. The standard requires a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company adopted the new credit loss standard effective January 1, 2020 and determined it will not have a material effect on the Company’s financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”). ASU 2016-13 sets forth a “current expected credit loss” model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. The guidance in this standard replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. Subsequently, the FASB issued the following standards related to ASU 2016-13: ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” ASU 2019-05, “Financial Instruments-Credit Losses (Topic 326) Targeted Transition Relief,” and ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” which provided additional guidance and clarity to ASU 2016-13 (collectively, the “Credit Loss Standard”). The effective date will be the first quarter of fiscal year 2020 and early adoption is permitted. The Credit Loss Standard will be applied using a modified retrospective approach. The Company adopted the new credit loss standard effective January 1, 2020 and determined it will not have a material effect on the Company’s financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms of more than 12 months and disclose key information about leasing arrangements. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.  Subsequently, the FASB issued the following standards related to ASU 2016-02: ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842,” ASU 2018-10, “Codification Improvements to Topic 842, Leases”, ASU 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”) and ASU 2018-20, “Narrow-Scope Improvements for Lessors”, which provided additional guidance and clarity to ASU 2016-02 (collectively, the “New Lease Standard”). The Company adopted this guidance as of January 1, 2019. The transition method allows an entity to initially apply the requirements of the New Lease Standard at the adoption date, versus at the beginning of the earliest period presented, and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The New Lease Standard provides a number of optional practical expedients in transition. The Company elected the transition package of practical expedients, the practical expedient to not separate lease and non-lease components for all of its leases, and the short-term lease recognition exemption for all of its leases that qualify for it. The adoption of this guidance resulted in an addition of $3,166 of total operating assets and $3,184 of total operating lease liabilities with no income statement impact as of January 1, 2019.

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

PM is a manufacturer of cranes. PM sold cranes, parts, and accessories to Tadano during 2019.

During the quarter ended March 31, 2017, the Company was the majority owner of ASV and, therefore, ASV was not a related party during that period.  In May 2017, the Company reduced is its ownership interest in ASV to 21.2% and in February 2018 further reduced its ownership to approximately 11%.   As such, ASV became a related party beginning in the quarter ended June 30, 2017.  The Company did not have any transactions with ASV during 2018. In September 2019, in connection with the sale of ASV to Yanmar American Corporation, the Company received cash merger consideration for its remaining 1,080,000 shares in ASV and ASV is no longer a related party at September 30, 2019.

As of December 31, 2019, and 2018, the Company had accounts receivable and accounts payable with related parties as shown below:

		December 31, 2019	December 31, 2018
Accounts Receivable	Terex	$9	$23
	Tadano	88	—
		$97	$23

Accounts Payable	Terex	$325	$1,394
		$325	$1,394
Net Related Party Accounts Payable		$228	$1,371

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

	2019	2018	2017
Bridgeview Facility (2)	$273	$268	$263
Sales to:
SL Industries, Ltd (1)	n/a	n/a	8
Tadano	144	n/a	n/a
Terex	35	43	34
Total Sales	$179	$43	$42
Inventory Purchases from:
SL Industries, Ltd (1)	n/a	n/a	564
Lift Ventures	n/a	n/a	618
BGI (1)	n/a	n/a	2,886
Terex	1,858	2,306	990
Total Inventory Purchases	$1,858	$2,306	$5,058

(1)

These companies are controlled by a former executive officer of the Company.  The former officer retired effective December 31, 2016 but provided consulting services to the Company through April 30, 2017.  Although the Company continues to purchase from SL Industries and BGI, these entities are not related parties after December 31, 2017. Therefore, accounts payable to these companies are included in trade payables beginning in 2018.

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

Transactions with Terex

On December 19, 2014, Terex held greater than 5% of the Company’s outstanding share and became a related party. At December 31, 2019 and 2018, the Company has the following note payable to Terex:

	Years Ended December 31,
	2019	2018
Convertible note	$7,323	$7,158

See Note 15 for additional details regarding the above debt obligations.

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

On May 5, 2011, Company entered into two separate settlement agreements with two plaintiffs. As of December 31, 2019, the Company has a remaining obligation under the agreements to pay the plaintiffs $1,140 without interest in 12 annual installments of $95 on or before May 22 each year. The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total payment will be charged to interest expense over payment period.

It is reasonably possible that the “Estimated Reserve for Product Liability Claims” may change within the next 12 months. A change in estimate could occur if a case is settled for more or less than anticipated, or if additional information becomes known to the Company.

Romania Income Tax Audit

As described in Note 16, included in the unrecognized tax benefits is a liability for the Romania income tax audit for tax years 2012-2018 and Italy for tax year 2016.  Depending upon the final resolution of the audits, the liability could be higher or lower than the amount recorded at December 31, 2019.

Residual Value Guarantees

The Company issues partial residual value guarantees to support a customer’s financing of equipment purchased from the Company. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date if certain conditions are met by the customer. The Company has issued partial residual guarantees that have maximum exposure of approximately $1.6 million in the aggregate as of December 31, 2019. At December 31, 2019, the Company does not have a material obligation affiliated with these guarantees and therefore has not recorded any amounts within these consolidated financial statements. liability has been recorded. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss.

SEC Investigation

The Company continues to comply with the SEC investigation regarding the Company’s restatement of prior financial statements, which was completed in April 2018.

Note 25. Unaudited Quarterly Financial Data

Summarized quarterly financial data for 2019 and 2018 are as follows (in thousands, except per share amounts).

	2019				2018
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net revenues	$57,420	$60,969	$51,941	$54,446	$56,675	$63,904	$60,938	$60,590
Gross Profit	11,948	10,835	8,093	9,580	11,100	12,441	11,994	8,512
Net income (loss) from continuing operations	910	3,236	(11,851)	(787)	(1,485)	(967)	122	(10,847)
Net income (loss)	$910	$3,236	$(11,851)	$(787)	$(1,485)	$(967)	$122	$(10,847)
Earnings (loss) per Share
Basic
Earnings (loss) from continuing operations	$0.05	$0.16	$(0.60)	$(0.04)	$(0.09)	$(0.05)	$0.01	$(0.55)
Diluted
Earnings (loss) from continuing operations	$0.05	$0.16	$(0.60)	$(0.04)	$(0.09)	$(0.05)	$0.01	$(0.55)
Shares outstanding
Basic	19,678,081	19,685,251	19,690,233	19,696,093	16,666,937	17,734,383	19,610,168	19,625,695
Diluted	19,694,973	19,734,195	19,690,233	19,705,242	16,666,937	17,734,383	19,694,379	19,625,695

Note 26. Discontinued Operations

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

Over the period from February 26-28, 2018, the Company sold an aggregate of 1,000,000 shares of ASV Holdings, Inc. in privately-negotiated transactions with institutional purchasers.  All such shares were sold for $7.00 per share.  Following such sale transactions, the Company owned an aggregate of 1,080,000 shares of ASV Holdings, Inc., which equated to an ownership of approximately 11%. After the sale of the shares, the Company ceased accounting for the investment in ASV using the equity method of accounting. The Company incurred a loss of $205 on the sale of these shares.

In September 2019, ASV was acquired by Yanmar American Corporation resulting in the Company receiving $7.05 per share in cash, or $7.6 million, for its remaining 1,080,000 shares of ASV. Going forward, the Company no longer has marketable equity securities on its consolidated balance sheet.

For the Year Ended December 31,
2017
Net revenues	$38,357
Cost of sales	32,403
Research and development costs	694
Selling, general and administrative expenses	3,504
Interest expense	1,156
Other income	(40)
Income (loss) from discontinued operations before income taxes	560
Loss on sale of discontinued operations including transactions expense of $128 and $551 in 2017 and 2016, respectively	(1,302)
Total loss on discontinued operations before income taxes	(742)
Income tax expense related to discontinued operations	(5)
Net loss on discontinued operations	$(737)

Note 27. Subsequent Event

Strategic Alternatives for Sabre

On March 4, 2020, the Company’s Board of Directors approved that management explore various strategic alternatives for Sabre, including the possibility of a transaction involving the sale of all or part of Sabre’s business and assets, to determine whether such a transaction would provide value to shareholders. The Company at this time cannot be sure that any such transaction will occur, and if so, what impact such a transaction would have on the Company’s financial statements. During 2019, Sabre had net revenues of $9.3 million and total assets of $1.9 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management and the Audit Committee of the Board of Directors, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2019.  The Company’s evaluation has identified certain material weaknesses in its internal control over financial reporting as noted below in Management’s Report on Internal Control Over Financial Reporting. Based on the evaluation of these material weaknesses, the Company has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2019 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on a number of factors, including the completion of the Audit Committee’s internal investigation, our internal review that identified revisions to our previously issued financial statements, and efforts to remediate the material weaknesses in internal control over financial reporting described below we believe the consolidated financial statements in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

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

Under the supervision of and with the participation of management, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement to the annual or interim financial statements will not be prevented or detected on a timely basis.  Based upon that evaluation, management concluded that the following material weaknesses in the Company’s internal control over financial reporting, principally related to the Company’s period-end financial reporting and consolidation processes still exist at December 31, 2019:

1.

We did not maintain adequate entity-level controls with respect to ensuring adequate supporting documentation for journal entries and review procedures with respect to journal entries and disbursements that were unusual in nature and of significant amounts.

2.	We did not maintain a formal and consistent policy for establishing inventory reserves for excess and obsolete inventory.

3.

We did not maintain an effective control environment over information technology general controls, based on the criteria established in the COSO framework, to enable identification and mitigation of risks of material accounting errors.

4.

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

As a result of the material weaknesses in internal control over financial reporting described above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2019 based on the criteria established in Internal Control—Integrated Framework issued by the COSO. Additionally, these material weaknesses could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report which appears herein.

Management’s Remediation Activities

During 2019, management invested significant time and effort to remediate two of the material weaknesses identified in 2018. Specifically, the following remediation actions were taken and completed:

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

During 2019, the Company implemented a control that all initial sales orders are documented and reviewed to ensure proper accounting treatments are applied to any unique terms in the agreements.

2.	We did not maintain an adequate review process with respect to the accounting of bill-and-hold transactions and ensuring proper revenue recognition.

During 2019, the Company enhanced its control environment and implemented controls regarding revenue recognition, specifically tailored to bill and hold transactions. Management has implemented additional controls to address this material weakness.

Other than the changes disclosed above, there were no changes in internal control over financial reporting (as defined by Rules 13a-15 and 15d-15) that occurred during the fourth quarter ended December 31, 2019, that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

Plan for Remediation of the Material Weaknesses in Internal Control Over Financial Reporting

Management has been actively engaged in the planning for, and implementation of, remediation efforts to address the remaining material weaknesses, as well as other identified areas of risk. These remediation efforts, outlined below, are intended both to address the identified material weaknesses and to enhance the Company’s overall financial control environment. Management’s planned actions to further address these issues in fiscal year 2020 include:

•

During the fourth quarter of 2019, the Company began implementing controls to prevent anyone in a senior management position from being able to post manual journal entries, and require all manual journal entries to be reviewed and approved by an appropriate individual other than the preparer;

•

During the fourth quarter of 2019, the Company began implementing a formal and consistent policy for establishing inventory reserves for excess and obsolete inventory and situations where net realizable value is less than inventory cost;

•

During the fourth quarter of 2019, the Company began implementing information technology policies and procedures for all the United States entities and will begin working with the foreign subsidiaries in the first quarter of 2020;

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

None.

PART III

Certain information required by Part III is omitted from this Form 10-K as the Company intends to file with the SEC its definitive Proxy Statement for its 2020 Annual Meeting of Shareholders (the “2020 Proxy Statement”) pursuant to Regulation 14A of the Exchange Act, not later than 120 days after December 31, 2019.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the headings “Nominees to Serve Until the 2021 Annual Meeting,” “Executive Officers of the Company who are not also Directors,” “Delinquent Section 16(a) Reports,” “Committee on Directors and Board Governance,” and “Audit Committee” in our 2020 Proxy Statement is incorporated herein by reference.

Our directors, executive officers and stockholders with ownership of 10% or greater are required, under Section 16(a) of the Exchange Act, to file reports of their ownership and changes to their ownership of our securities with the SEC. Based solely on our review of the reports and any written representations we received that no other reports were required, we believe that, during the year ended December 31, 2019, all of our officers, directors and stockholders with ownership of 10% or greater complied with all Section 16(a) filing requirements applicable to them.

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

The information under the headings “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report on Executive Compensation” “Compensation Discussion and Analysis,” “Executive Compensation,” and “Director Compensation” in our 2020 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the headings “Equity Compensation Plan Information” and “Principal Stockholders” in our 2020 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the headings “Transactions with Related Persons,” “Corporate Governance,” “Compensation Committee,” and “Audit Committee” in our 2020 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the heading “Audit Committee” in our 2020 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this Report:
(1)	Financial Statements

See Index to Financial Statements on page 34.

(2)	Supplemental Schedules

None.

All schedules have been omitted because the required information is not present in amounts sufficient to require submission of the schedules, or because the required information is included in the consolidated financial statements or notes thereto.

(b)	Exhibits

See the Exhibit Index following the signature page.

(c)	Financial Statement Schedules

The financial statement schedule included in this Form 10-K is Schedule II - Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2019, 2018 and 2017 (see Schedule II immediately following ITEM 16 of this Form 10-K).

ITEM 16.	FORM 10-K SUMMARY

None.

SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance Beginning of Year	Charges to Earnings	Other (1)	Deductions (2)	Balance End of Year
Year ended December 31, 2019
Deducted from asset accounts:
Allowance for doubtful accounts	$37	$670	$(41)	$(30)	$636
Reserve for inventory	5,967	3,784	(56)	(1,537)	8,158
Valuation allowance for deferred tax assets	7,643	2,849	-	(210)	10,282
Totals	$13,647	$7,303	$(97)	$(1,777)	$19,076

Year ended December 31, 2018
Deducted from asset accounts:
Allowance for doubtful accounts	$82	$43	$-	$(88)	$37
Reserve for inventory	3,462	3,261	(193)	(563)	5,967
Valuation allowance for deferred tax assets	7,405	1,227	-	(989)	7,643
Totals	$10,949	$4,531	$(193)	$(1,640)	$13,647

Year ended December 31, 2017
Deducted from asset accounts:
Allowance for doubtful accounts	$7	$75	$-	$-	$82
Reserve for inventory	1,886	1,977	356	(757)	3,462
Valuation allowance for deferred tax assets	8,327	1,122	-	(2,044)	7,405
Totals	$10,220	$3,174	$356	$(2,801)	$10,949

Exhibit Index

Exhibit No.		Description

3.1		Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on November 13, 2008) (File No. 001-32401).

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

4.6		Description of Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith).

10.1	*

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

10.6		Lease Amendment, dated June 6, 2014 between Manitex International, Inc. and KB Building, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 6, 2014).

10.7		Lease Amendment, dated October 3, 2018, between Manitex International, Inc. and KB Building, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on From 8-K filed on October 3, 2018).

10.8

First Amendment to Commercial lease with Sabre Realty, LLC dated August 19, 2013 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed (with respect to Items 1.01, 2.01, 2.03, 3.02, and 9.01) August 20, 2013) (File No. 001-32401).

10.9

Commercial lease with Sabre Realty, LLC dated January 1, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed (with respect to Items 1.01, 2.01, 2.03, 3.02, and 9.01) August 20, 2013) (File No. 001-32401).

10.10

Commercial lease with Brave New World Realty, LLC dated August 29, 2011 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed (with respect to Items 1.01, 2.01, 2.03, 3.02, and 9.01) August 20, 2013) (File No. 001-32401).

Exhibit No.	Description
10.11

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

10.13

Second Amendment to Manitex International, Inc.’s Second Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 3, 2016).

10.14

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

10.15

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

10.16

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

10.17

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

10.18

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

10.19

Fifth Amendment to Loan and Security Agreement, dated as of April 26, 2017, by and among Manitex International, Inc., Manitex Inc., Manitex Sabre, Inc., Badger Equipment Company, Crane and Machinery, Inc., Crane and Machinery Leasing, Inc. and Manitex LLC, The Private Bank and Trust Company (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 4, 2017.

10.20

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

10.21

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

10.22

Investment Agreement, dated July 21, 2014, between Manitex International, Inc., IPEF III Holdings n° 11 S.A and Columna Holdings Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 25, 2014).

10.23

Debt Assignment Agreements, dated July 21, 2014, between Manitex International, Inc. and Banca Popolare del’Emilia Romagna S.C. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 25, 2014).

10.24

Debt Assignment Agreements, dated July 21, 2014, between Manitex International, Inc. and Unicredit S.P.A. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 25, 2014).

Exhibit No.		Description
10.25

Option Agreement, dated July 21, 2014, by and between Manitex International, Inc. and Banca Popolare del’Emilia Romagna S.C. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 25, 2014).

10.26		Commitment Letter dated July 21, 2014 the Company and PM Group (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on July 25, 2014).

10.27	*	Manitex International, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 13, 2019).

10.28	*

Employment Agreement, effective as of September 1, 2019, between Manitex International, Inc. and Steve Filipov (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 22, 2019).

10.29	*

Amendment to Employment Agreement, effective as of September 1, 2019, between Manitex International, Inc. and David J. Langevin (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 22, 2019).

10.30

Eighth Amendment to Loan and Security Agreement, dated as of September 30, 2019, by and among Manitex International, Inc., Manitex Inc., Manitex Sabre, Inc., Badger Equipment Company, Crane and Machinery, Inc., Crane and Machinery Leasing, Inc., Manitex, LLC, and CIBC Bank USA (f/k/a The PrivateBank and Trust Company) and the lenders party thereto. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 2, 2019).

10.31	*

Employment Agreement, effective as of October 1, 2019, between Manitex International, Inc. and Laura R. Yu (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 3, 2019).

21.1	(1)	Subsidiaries of Manitex International, Inc.

23.1	(1)	Consent of UHY LLP

23.2	(1)	Consent of Grant Thornton LLP

24.1	(1)	Power of Attorney (included on signature page).

31.1	(1)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	(1)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	(1)	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350.

101	(1)

The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended December 31, 2019, 2018 and 2017, (ii) Consolidated Balance Sheets as of December 31, 2019 and 2018, (iii) Consolidated Statements of Shareholders’ Equity and Comprehensive Loss, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Denotes a management contract or compensatory plan or arrangement.
(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 10, 2020

MANITEX INTERNATIONAL, INC.

By:	/s/ LAURA R. YU
Laura R. Yu,
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

/s/ DAVID J. LANGEVIN	March 10, 2020
David J. Langevin, Executive Chairman and Director
/s/ STEVE FILIPOV
Steve Filipov, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2020

/s/ LAURA R. YU	March 10, 2020
Laura R. Yu, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ RONALD M. CLARK	March 10, 2020
Ronald M. Clark, Director

/s/ ROBERT S. GIGLIOTTI	March 10, 2020
Robert S. Gigliotti, Director

/s/ FREDERICK B. KNOX	March 10, 2020
Frederick B. Knox, Director

/s/ MARVIN B. ROSENBERG	March 10, 2020
Marvin B. Rosenberg, Director

/s/ INGO SCHILLER	March 10, 2020
Ingo Schiller, Director

/s/ STEPHEN J. TOBER	March 10, 2020
Stephen J. Tober, Director