Form 10-Q
period 2020-03-31
Manitex International, Inc.
filed 2020-05-08
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of the registrant’s common stock, no par, outstanding at May 1, 2020 was 19,760,120.

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Manitex International, Inc. speaks as of March 31, 2020 unless specifically noted otherwise.  Unless otherwise indicated, Manitex International, Inc., together with its consolidated subsidiaries, is hereinafter referred to as “Manitex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

Forward-Looking Information

Certain information in this Quarterly Report includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995).  These statements relate to, among other things, the Company’s expectations, beliefs, intentions, future strategies, future events or future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In addition, when included in this Quarterly Report or in documents incorporated herein by reference the words “may,” “expects,” “should,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements.  However, the absence of these words does not mean that the statement is not forward-looking.  We have based these forward-looking statements on current expectations and projections about future events.  These statements are not guarantees of future performance.  Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  Such risks and uncertainties, many of which are beyond our control, include, without limitation, those described below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, in the section entitled “Item 1A. Risk Factors”:

•	a substantial deterioration in economic conditions, especially in the United States and/or Europe;
•

the impact of COVID-19 and related economic conditions, including the Company’s assessment of the vulnerability of our customers and vendors in relation to the economic disruptions associated with COVID-19;

•	government spending, fluctuations in the construction industry, and capital expenditures in the oil and gas industry;
•	our level of indebtedness and our ability to meet financial covenants required by our debt agreements;
•	our ability to negotiate extensions of our credit agreements and to obtain additional debt or equity financing when needed;
•	the impact that the restatement of our previously issued financial statements could have on our business reputation and relations with our customers and suppliers;
•	the cyclical nature of the markets we operate in;
•	an increase in interest rates;
•	our increasingly international operations expose us to additional risks and challenges associated with conducting business internationally;
•	difficulties in implementing new systems, integrating acquired businesses, managing anticipated growth, and responding to technological change;
•	our customers’ diminished liquidity and credit availability;
•	the performance of our competitors;
•	shortages in supplies and raw materials or the increase in costs of materials;
•	potential losses under residual value guarantees;
•	product liability claims, intellectual property claims, and other liabilities;
•	the volatility of our stock price;
•	future sales of our common stock;

•	the willingness of our stockholders and directors to approve mergers, acquisitions, and other business transactions;
•	currency transaction (foreign exchange) risks and the risk related to forward currency contracts;
•	compliance with changing laws and regulations;
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

The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. We do not undertake, and expressly disclaim, any obligation to update this forward-looking information, except as required under applicable law.

MANITEX INTERNATIONAL, INC.

FORM 10-Q INDEX

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	Unaudited	Unaudited
ASSETS
Current assets
Cash	$22,101	$23,327
Cash – restricted	219	217
Trade receivables (net)	34,897	34,725
Other receivables	2,648	1,033
Inventory (net)	64,360	57,818
Prepaid expense and other	5,050	4,706
Current assets of discontinued operations	1,597	1,591
Total current assets	130,872	123,417
Total fixed assets, net of accumulated depreciation of $17,003 and $16,818 at March 31, 2020 and December 31, 2019, respectively	18,627	19,035
Operating lease assets	2,294	2,174
Intangible assets (net)	16,117	17,032
Goodwill	25,621	32,635
Other long-term assets	250	281
Deferred tax asset	395	441
Long-term assets of discontinued operations	331	413
Total assets	$194,507	$195,428
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$19,018	$18,212
Convertible note - related party (net)	7,367	7,323
Convertible note (net)	7,927	—
Current portion of finance lease obligations	474	476
Current portion of operating lease liabilities	785	813
Accounts payable	37,944	29,593
Accounts payable related parties	112	228
Accrued expenses	8,963	9,138
Customer deposits	1,209	1,493
Current liabilities of discontinued operations	558	800
Total current liabilities	84,357	68,076
Long-term liabilities
Revolving term credit facilities	6,000	—
Notes payable (net)	19,060	19,446
Finance lease obligations (net of current portion)	4,473	4,584
Non-current operating lease liabilities	1,508	1,361
Convertible note (net)	—	14,760
Deferred gain on sale of property	647	667
Deferred tax liability	592	721
Other long-term liabilities	5,745	5,913
Long-term liabilities of discontinued operations	350	350
Total long-term liabilities	38,375	47,802
Total liabilities	122,732	115,878
Commitments and contingencies
Equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at March 31, 2020 and December 31, 2019	—	—
Common Stock—no par value 25,000,000 shares authorized, 19,760,120 and 19,713,185 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	131,049	130,710
Paid in capital	2,663	2,793
Retained deficit	(57,729)	(50,253)
Accumulated other comprehensive loss	(4,208)	(3,700)
Total equity	71,775	79,550
Total liabilities and equity	$194,507	$195,428

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2020	2019
	Unaudited	Unaudited
Net revenues	$48,733	$54,425
Cost of sales	38,486	42,433
Gross profit	10,247	11,992
Operating expenses
Research and development costs	687	687
Selling, general and administrative expenses	8,039	9,116
Impairment of intangibles	6,722	—
Total operating expenses	15,448	9,803
Operating (loss) income	(5,201)	2,189
Other (expense) income
Interest expense	(1,084)	(1,108)
Interest income	60	69
Change in fair value of securities held	—	810
Foreign currency transaction loss	(418)	(433)
Other income (expense)	3	(21)
Total other expense	(1,439)	(683)
(Loss) income before income taxes from continuing operations	(6,640)	1,506
Income tax expense from continuing operations	404	197
Net (loss) income from continuing operations	(7,044)	1,309
Discontinued operations
Loss from operations of discontinued operations	(388)	(446)
Income tax expense (benefit)	44	(47)
Loss from discontinued operations	(432)	(399)
Net (loss) income	(7,476)	910
(Loss) earnings Per Share
Basic
(Loss) earnings from continuing operations	$(0.36)	$0.07
Loss from discontinued operations	$(0.02)	$(0.02)
Net (loss) earnings	$(0.38)	$0.05
Diluted
(Loss) earnings from continuing operations	$(0.36)	$0.07
Loss from discontinued operations	$(0.02)	$(0.02)
Net (loss) earnings	$(0.38)	$0.05
Weighted average common shares outstanding
Basic	19,733,772	19,678,081
Diluted	19,733,772	19,694,973

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended March 31,
	2020	2019
	Unaudited	Unaudited
Net (loss) income:	$(7,476)	$910
Other comprehensive loss
Foreign currency translation adjustments	(508)	(620)
Total other comprehensive loss	(508)	(620)
Comprehensive loss	(7,984)	290
Total comprehensive (loss) income	$(7,984)	$290

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	For the three months ended
	2020	2019
	Unaudited	Unaudited
Number of common shares outstanding
Balance at December 31	19,713,185	19,645,773
Employee 2004 and 2019 incentive plan grant	49,884	39,822
Repurchase to satisfy withholding and cancelled	(2,949)	(2,882)
Balance at March 31	19,760,120	19,682,713
Common Stock
Balance at December 31	$130,710	$130,260
Employee 2004 and 2019 incentive plan grant	352	251
Repurchase to satisfy withholding and cancelled	(13)	(19)
Balance at March 31	$131,049	$130,492
Paid in Capital
Balance at December 31	$2,793	$2,674
Share-based compensation	222	159
Employee 2004 and 2019 incentive plan grant	(352)	(251)
Balance at March 31	$2,663	$2,582
Retained Deficit
Deficit at December 31	$(50,253)	$(41,761)
Net (loss) income	(7,476)	910
Balance at March 31	$(57,729)	$(40,851)
Accumulated Other Comprehensive Loss
Deficit at December 31	$(3,700)	$(3,169)
Loss on foreign currency translation	(508)	(620)
Balance at March 31	$(4,208)	$(3,789)

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2020	2019
	Unaudited	Unaudited
Cash flows from operating activities:
Net (loss) income	$(7,476)	$910
Adjustments to reconcile net (loss) income to cash used for operating activities:
Depreciation and amortization	1,082	1,183
Changes in allowances for doubtful accounts	37	122
Changes in inventory reserves	270	264
Deferred income taxes	(70)	(34)
Amortization of deferred debt issuance costs	104	50
Amortization of debt discount	167	104
Change in value of interest rate swaps	—	(1)
Tradename impairment	137	—
Goodwill impairment	6,585	—
Change in value of securities held	—	(810)
Share-based compensation	222	159
Adjustment to deferred gain on sales and lease back	—	(95)
Loss on disposal of assets	—	21
Reserves for uncertain tax provisions	(88)	46
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,987)	(2,480)
Increase in inventory	(7,283)	(6,769)
Increase in prepaid expenses	(399)	(2,644)
Decrease in other assets	—	208
Increase in accounts payable*	8,530	7,860
(Decrease) increase in accrued expense	(111)	147
(Decrease) increase other current liabilities	(327)	181
Decrease in other long-term liabilities	4	(19)
Net cash used for operating activities	(603)	(1,597)

Cash flows from investing activities:
Purchase of property and equipment	(406)	(782)
Investment in intangibles other than goodwill	—	(7)
Net cash used for investing activities	(406)	(789)
Cash flows from financing activities:
Borrowings on revolving term credit facility	6,000	—
Payments on convertible debt	(7,000)	—
Net borrowings working capital facilities (See Note 11)	1,201	1,200
New borrowings—other	—	481
Note payments	(109)	(159)
Shares repurchased for income tax withholding on share-based compensation	(13)	(19)
Payments on capital lease obligations	(114)	(101)
Net cash (used for) provided by financing activities	(35)	1,402
Net decrease in cash and cash equivalents	(1,044)	(984)
Effect of exchange rate changes on cash	(213)	(241)
Cash and cash equivalents at the beginning of the year**	23,577	22,348
Cash and cash equivalents at end of period**	$22,320	$21,123
See Note 1 for supplemental cash flow disclosures

*Includes related party activities, see Note 18.

**Includes cash from discontinued operations, see Note 20.

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except share and per share data)

1. Nature of Operations and Basis of Presentation

The  Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019 and the related Condensed Consolidated Statements of Operations, Comprehensive Loss, Condensed Consolidated Statements of Shareholders’ Equity, and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods.  Interim results may not be indicative of results to be realized for the entire year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.  The Condensed Consolidated Balance Sheet as of December 31, 2019 was derived from our audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).

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

Supplemental Cash Flow Information

Transactions for the periods ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
Interest received in cash	$60	$69
Interest paid in cash	1,693	1,528
Income tax payments (refunds) in cash	96	3

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

Discontinued Operations

Sabre is located in Knox, Indiana and manufactures a comprehensive line of specialized mobile tanks for liquid and solid storage and containment solutions with capacities from 8,000 to 21,000 gallons. Its mobile tanks are sold to specialized independent tank rental companies and through the Company’s existing dealer network. The tanks are used in a variety of end markets such as petrochemical, waste management and oil and gas drilling.

On March 4, 2020, the Company’s Board of Directors approved the exploration by management of various strategic alternatives for Sabre, including the possibility of a transaction involving the sale of all or part of Sabre’s business and assets, to determine whether such a transaction would provide value to shareholders. The criterion of asset held for sale has been met and Sabre will be reported as discontinued operations. The Company at this time cannot be sure that any such transaction will occur, and if so, what impact such a transaction would have on the Company’s financial statements.

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

Restricted Cash

Certain of the Company’s lending arrangements require the Company to post collateral or maintain minimum cash balances in escrow. These cash amounts are reported as current assets on the balance sheets based on when the cash will be contractually released. Total restricted cash was $219 and $217 at March 31, 2020 and December 31, 2019, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amounts the Company’s customers are invoiced and do not bear interest. Accounts receivable is reduced by an allowance for amounts that may become uncollectible in the future. The Company is exposed to credit losses through the sale of products and services. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions, and a review of the current status of customer trade accounts receivables. Due to the short-term nature of such receivables, the estimate of amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers’ financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. The Company considered the current and future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted at this time. The Company’s estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where the Company has information that the customer may have an inability to meet its financial obligations. The Company had allowances for doubtful accounts of $663 and $686 at March 31, 2020 and December 31, 2019, respectively.

For the three months ended, March 31, 2020, one customer, Rush Truck Center, accounted for approximately 10.0% of the Company’s revenue. For the three months ended, March 31, 2019, no customer accounted for more than 10.0% of the Company’s revenue.

Assets and Liabilities Classified as Held for Sale

The Company classifies assets (or disposal groups comprised of assets and liabilities) as held for sale when they are expected to be recovered primarily through sale rather than through continuing use. They are stated at the lower of carrying amount or fair value less costs to sell. Upon reclassification, we cease to depreciate or amortize non-current assets classified as held for sale.

A discontinued operation is a component of our business that represents a separate major line of business or geographical area of operation that has been disposed of or is held for sale and a strategic shift that will have a major effect on our operations and financial results. Classification as a discontinued operation occurs upon disposal or when the operation meets the criteria to be classified as held for sale, if earlier. When an operation is classified as a discontinued operation, the comparative statement of comprehensive income (loss) is revised as if the operation had been discontinued from the start of the comparative period. We have elected to not revise the interim unaudited condensed consolidated statements of cash flows to split operating, investing and financing activities between continuing and discontinued operations, but instead provide certain required cash flow information. As part of the discontinued operations classification, we review the allocation of corporate expenses, interest expense and entity-wide goodwill and intangible assets. In addition, income taxes are calculated on a stand-alone basis for both continuing and discontinued operations.

See Note 20 to the interim unaudited condensed consolidated financial statements included elsewhere in this quarterly report for a more detailed discussion of assets held for sale and discontinued operations.

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

Adoption of Highly Inflationary Accounting in Argentina

GAAP guidance requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100 percent. In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina (“PM Argentina”). Under highly inflationary accounting, PM Argentina’s functional currency became the Euro (its parent company’s reporting currency), and its income statement and balance sheet have been measured in Euros using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in other (income) and expense, net and was not material.  As of March 31 2020, PM Argentina had a small net peso monetary position. Net sales of PM Argentina were less than 5  percent of our consolidated net sales for the three months ended March 31, 2020 and 2019, respectively.

Recently Issued Pronouncements - Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, “Income Taxes Topic 740-Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application of Topic 740. The effective date for ASU 2019-12 will be the first quarter of fiscal year 2021 and early adoption is permitted. Adoption of Topic 740 is not expected to have a material effect on the Company’s consolidated financial statements.

Recently Adopted Accounting Guidance

In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (“ASU 2019-04”). ASU 2019-04 provides narrow scope amendments for Topics 326, 815 and 825.  The effective date was the first quarter of fiscal year 2020 and early adoption was permitted. The Company adopted this guidance as of January 1, 2020. The adoption of this guidance did not have a significant impact on our operating results. There was no adjustment to retained earnings as a result of the adoption of this guidance.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”). ASU 2016-13 sets forth a “current expected credit loss” model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. The guidance in this standard replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to certain off-balance sheet credit exposures. Subsequently, the FASB issued the following standards related to ASU 2016-13: ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” ASU 2019-05, “Financial Instruments-Credit Losses (Topic 326) Targeted Transition Relief,” and ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” which provided additional guidance and clarity to ASU 2016-13 (collectively, the “Credit Loss Standard”). The effective date for these standards was the first quarter of fiscal year 2020 and early adoption was permitted. The Credit Loss Standard was applied using a modified retrospective approach. The Company adopted this guidance as of January 1, 2020. The adoption of this guidance did not have a significant impact on our operating results.

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

Manitex Sabre, Inc. (“Sabre”) manufactures a comprehensive line of specialized mobile tanks for liquid and solid storage and containment solutions with capacities from 8,000 to 21,000 gallons. Its mobile tanks are sold to specialized independent tank rental companies and through the Company’s existing dealer network. The tanks are used in a variety of end markets such as petrochemical, waste management and oil and gas drilling. This entity is included in discontinued operations.

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

The following table disaggregates our revenue for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Equipment sales	$40,875	$46,384
Part sales	7,168	7,302
Installation services	690	739
Total Revenue	$48,733	$54,425

The Company attributes revenue to different geographic areas based on where items are shipped to or services are performed. The following table provides detail of revenues by geographic area for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
United States	$24,473	$26,897
Canada	2,480	6,018
Italy	5,333	4,923
Chile	2,085	2,383
France	2,783	1,946
Other	1,925	1,874
Argentina	1,304	1,867
United Kingdom	1,552	1,590
Spain	1,166	1,059
Germany	1,113	1,347
Finland	1,034	1,178
Mexico	175	544
Romania	620	165
Peru	142	458
Hong Kong	32	446
Singapore	6	92
Israel	161	437
Czech Republic	254	333
Netherlands	234	236
Ireland	90	317
Martinique	156	12
China	244	2
Morocco	22	—
Denmark	45	62
Turkey	82	63
United Arab Emirates	599	17
Bahrain	35	52
Indonesia	—	28
Saudi Arabia	20	24
Russia	0	17
Puerto Rico	236	8
Belgium	103	26
South Africa	67	3
Kuwait	—	1
Malaysia	153	—
Ukraine	9	—
	$48,733	$54,425

Total Company Revenues by Sources

The sources of the Company’s revenues are summarized below for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Boom trucks, knuckle boom & truck cranes	$34,787	$39,571
Part sales	7,168	7,302
Other equipment	2,954	5,400
Rough terrain cranes	3,134	1,413
Installation services	690	739
Total Revenue	$48,733	$54,425

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

The following table summarizes changes in customer deposits are as follows:

	March 31, 2020	December 31, 2019
Customer deposits	$1,493	$1,835
Revenue recognized from customer deposits	(1,388)	(5,847)
Additional customer deposits received where revenue has not yet been recognized	1,146	5,658
Effect of change in exchange rates	(42)	(153)
	$1,209	$1,493

4. Financial Instruments—Marketable Securities, Forward Currency Exchange Contracts and Interest Rate Swap Contracts

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 by level within the fair value hierarchy. As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is summary of items that the Company measures at fair value on a recurring basis:

	Fair Value at March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Forward currency exchange contracts	$—	$288	$—	$288
Total current assets at fair value	$—	$288	$—	$288
Liabilities:
PM contingent liabilities	$—	$—	$308	$308
Valla contingent consideration	—	—	202	202
Total recurring liabilities at fair value	$—	$—	$510	$510

	Fair Value at December 31, 2019
	Level 1	Level 2	Level 3	Total
Liabilities:
PM contingent liabilities	$—	$—	$314	$314
Valla contingent consideration	—	—	205	205
Forward currency exchange contracts	—	99	—	99
Total liabilities at fair value	$—	$99	$519	$618

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	PM Contingent Consideration	Valla Contingent Consideration	Total
Liabilities:
Balance at January 1, 2020	$314	$205	$519
Effect of change in exchange rates	(6)	(3)	(9)
Balance at March 31, 2020	$308	$202	$510

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

Forward Currency Contracts

When the Company receives a significant order in a currency other than the operating unit’s functional currency, management may evaluate different options that are available to mitigate future currency exchange risks. As of March 31, 2020, the Company had no outstanding forward currency contracts that were in place to hedge future sales. Therefore, there are currently no unrealized pre-tax gains or losses which will be reclassified from other comprehensive income into earnings during the next 12 months.

In addition, the Company enters into forward currency exchange contracts in relationship such that the exchange gains and losses on certain assets and liabilities denominated in a currency other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. PM Group has an intercompany receivable denominated in Euros from its Chilean subsidiary.  At March 31, 2020, the Company had entered into two forward currency exchange contracts that mature on May 29, 2020.  Under the first contract the Company was obligated to sell 2,900,000 Chilean pesos for 3,323 euros. The Company had a second contract which obligated the Company to sell 120,000 Chilean pesos for $151. The purpose of the forward contracts is to mitigate the income effect related to this intercompany receivable that results with a change in exchange rate between the Euro and the Chilean peso.

Interest Rate Swap Contracts

A contract was signed by PM Group, for an original notional amount of € 482 (€ .01 at March 31, 2020), maturing on October 1, 2020 with interest paid monthly.   PM pays interest at a rate of 3.90% and receives from the counterparties interest at the “Euribor” rate for the period in question if greater than 0.90%.

As of March 31, 2020, the Company had the following forward currency contracts and interest rate swaps:

Nature of Derivative	Currency	Amount	Type
Forward currency sales contracts	Chilean peso	3,020,000	Not designated as hedge instrument
Interest rate swap contract	Euro	444	Not designated as hedge instrument

The following table provides the location and fair value amounts of derivative instruments that are reported in the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019:

Total derivatives NOT designated as a hedge instrument

		Fair Value
	Balance Sheet Location	March 31, 2020	December 31, 2019
Asset Derivatives
Foreign currency exchange contract	Prepaid expense and other	$288	$—

Liabilities Derivatives
Foreign currency exchange contract	Accrued expense	$—	$99

The following tables provide the effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019:

		Gain (loss)
	Location of gain or (loss) recognized in the Statement of Operations	Three Months Ended March 31,
		2020	2019
Derivatives Not Designated as Hedge Instruments
Forward currency contracts	Foreign currency transaction gains (losses)	$388	$(45)
Interest rate swap contracts	Interest expense	—	1
		$388	$(44)

The counterparty to each of the currency exchange forward contracts is a major financial institution with credit ratings of investment grade or better and no collateral is required. Management continues to monitor counterparty risk and believes the risk of incurring losses on derivative contracts related to credit risk is unlikely.

6. Inventory, net

The components of inventory are as follows:

	March 31, 2020	December 31, 2019
Raw materials and purchased parts, net	$42,908	$35,406
Work in process, net	4,691	5,547
Finished goods, net	16,761	16,865
Inventory, net	$64,360	$57,818

The Company has established reserves for obsolete and excess inventory of $8,231 and $7,961 as of March 31, 2020 and December 31, 2019, respectively.

7. Goodwill and Intangible Assets

Intangible assets and accumulated amortization by category as of March 31, 2020 is as follows:

	Weighted Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (in years)	Amount	Amortization	Amount
Patented and unpatented technology	7	$17,820	$(13,621)	$4,199
Customer relationships	6	18,402	(11,183)	7,219
Trade names and trademarks	12	4,829	(2,530)	2,299
Indefinite lived trade names		2,400		2,400
Total intangible assets, net				$16,117

Intangible assets and accumulated amortization by category as of December 31, 2019 is as follows:

	Weighted Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (in years)	Amount	Amortization	Amount
Patented and unpatented technology	7	$17,963	$(13,499)	$4,464
Customer relationships	6	18,602	(10,968)	7,634
Trade names and trademarks	12	4,829	(2,481)	2,348
Indefinite lived trade names		2,586		2,586
Total intangible assets, net				$17,032

Amortization expense for intangible assets was $540 and $575 for the three months ended March 31, 2020 and 2019, respectively.

Estimated amortization expense for the next five years and subsequent is as follows:

Amount
2021	$2,073
2022	2,073
2023	2,073
2024	2,063
2025	2,013
And subsequent	3,422
Total intangibles currently to be amortized	13,717
Intangibles with indefinite lives not amortized	2,400
Total intangible assets	$16,117

Changes in goodwill for the three months ended March 31, 2020 are as follows:

Total
Balance January 1, 2020	$32,635
Effect of change in exchange rates	(447)
Goodwill impairment	(6,567)
Balance March 31, 2020	$25,621

The Company performed an impairment assessment as of March 31, 2020, prior to its October 1, 2020 annual measurement date. The Company’s policy is to assess the realizability of its intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value. Future cash flow projections include assumptions for future sales levels, the impact of cost reduction programs, and the level of working capital needed to support each business. The amount of any impairment then recognized would be calculated as the difference between the estimated fair value and the carrying value of the asset. As of the valuation date, the global economy and the financial markets were experiencing severe adverse effects from the coronavirus disease (COVID-19) pandemic. While uncertainty remains as to its ultimate impact, the COVID-19 pandemic is causing tremendous hardships globally and adversely impacting global and financial market conditions. At March 31, 2020, the Company considered a decrease in its market capitalization to be a triggering event and as such a valuation analysis was performed and goodwill and intangible assets were determined to be impaired, and as such non-cash impairment charges were made to selling, general and administrative expense and shown separately on the income statement as impairment of intangibles. In order to more closely align the estimated fair values of our reporting units to our overall market capitalization, an increase to our risk premium utilized within our discounted cash flows analysis was applied, resulting in an impairment charge to goodwill and intangible assets at our PM reporting unit in the amount of $6,585 and $137, respectively.

8. Equity Method Investments

The Company accounted for its investment in ASV during the period (May 17, 2017 to February 26, 2018) that it owned 21.2% of ASV as an equity investment.   Under the equity method, the Company’s share of the net income (loss) of ASV was recognized as income (loss) in the Company’s statement of operations added to the investment, and dividends received from ASV were treated as a reduction of the investment account.  The Company reported ASV’s earnings on a one quarter lag as there was no assurance that ASV would report earnings in time to be included in the Company’s financial statements for any given reporting period.   During the quarter ended March 31, 2018, the Company recorded its proportional share of ASV’s loss for the quarter ended December 31, 2017 and recorded amortization related temporary differences.

Between February 26 and 28, 2018, the Company sold 1,000,000 shares of ASV stock, reducing the Company’s investment to approximately 11.0%, and ceased accounting for its investment in ASV as an equity method investment. In September 2019, the Company received cash merger consideration for its remaining 1,080,000 shares of ASV and no longer has an investment in ASV. See Note 19.

9. Accrued Expenses

	March 31, 2020	December 31, 2019
Accrued payroll	$1,261	$899
Accrued employee benefits	449	829
Accrued bonuses	972	797
Accrued vacation	1,254	1,218
Accrued interest	323	932
Accrued commissions	370	344
Accrued expenses—other	1,537	684
Accrued warranty	1,539	1,604
Accrued taxes other than income taxes	1,115	1,297
Accrued product liability and workers compensation claims	143	534
Total accrued expenses	$8,963	$9,138

10. Accrued Warranty

The accrued warranty liability is established using historical warranty claim experience; however, the current provision may be adjusted to take into consideration unusual or non-recurring events in the past or anticipated changes in future warrant claims.

	For the three months ended
	March 31,
	2020	2019
Balance January 1,	$1,604	$2,004
Accrual for warranties issued during the period	538	625
Warranty services provided	(462)	(667)
Changes in estimate	(133)	(52)
Foreign currency translation	(8)	(38)
Balance March 31,	$1,539	$1,872

11. Credit Facilities and Debt

U.S. Credit Facilities

At March 31, 2020, the Company and its U.S. subsidiaries have a Loan and Security Agreement, as amended (the “Loan Agreement”), with CIBC Bank USA (“CIBC”), formerly known as “The Private Bank and Trust Company”.  The Loan Agreement provides a revolving credit facility extending the maturity date from July 20, 2021 to July 20, 2023.   The aggregate amount of the facility increased from $25,000 to $30,000.

The maximum borrowing available to the Company under the Loan Agreement is limited to: (1) up to 85% of eligible receivables; plus (2) up to 50% of eligible inventory valued at the lower of cost or net realizable value subject to a $20,000 limit; plus (3) up to 80% of eligible used equipment, as defined, valued at the lower of cost or market subject to a $2,000 limit; plus (4) 85% of Eligible Bill and Hold Receivables (as defined in the Loan Agreement) subject to a $10,000 limit; plus (5) 50% of eligible Mexico receivables (as defined in the Loan Agreement) valued at the lower of cost or net realizable value subject to a $400 limit.  At March 31, 2020, the maximum the Company could borrow based on available collateral was $23,600.  At March 31, 2020, the Company had $6,000 borrowings under this facility. The Company had no borrowings at December 31, 2019.  The indebtedness under the Loan Agreement is collateralized by substantially all of the Company’s assets, except for certain assets of the Company’s subsidiaries.

The Loan Agreement provides that the Company can opt to pay interest on the revolving credit at either a base rate plus a spread, or a LIBOR rate plus a spread.  The base rate spread ranges from 0.00% to 0.50% depending on the Borrower’s Adjusted Excess Availability (as defined in the Loan Agreement).  The LIBOR spread ranges from 1.75% to 2.25% also depending on the Adjusted Excess Availability.    Funds borrowed under the LIBOR option can be borrowed for periods of one, two, or three months and are limited to four LIBOR contracts outstanding at any time. In addition, CIBC assesses an unused line fee that ranges from 0.25% to 0.375% and is payable monthly.

The Loan Agreement subjects the Company and its domestic subsidiaries to a minimum quarterly EBITDA covenant (as defined in the Loan Agreement).  The minimum quarterly EBITDA covenant (as defined in the Loan Agreement) is $2,000 for all fiscal years starting with the fiscal year ended December 31, 2017 through the end of the agreement. Additionally, the Company and its domestic subsidiaries are subject to a Fixed Charge Coverage ratio of 1.10 to 1.00 measured on an annual basis beginning September 30, 2019 (based on a trailing twelve-month basis) through the term of the agreement. At the end of a quarter, if there is $15,000 or more of availability and outstanding borrowings of less than $5,000, covenant testing is waived. The Loan Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, pay dividends or make distributions, repurchase stock, in each case subject to customary exceptions for a credit facility of this size.  The Company was not required to calculate covenant compliance calculations at March 31, 2020 and December 31, 2019.

The Loan Agreement has a Letter of Credit facility of $3,000, which is fully reserved against availability.

Note Payable—Winona Facility Purchase

At March 31, 2020, Badger has a balance on note payable to Avis Industrial Corporation of $258.  Badger is required to make 60 monthly payments of $10 that began on August 1, 2017.  The note dated July 26, 2017, had an original principal amount of $500 and annual interest rate of 8.00%.  The note is guaranteed by the Company.

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

PM Group Short-Term Working Capital Borrowings

At March 31, 2020, PM Group has established demand credit and overdraft facilities with five Italian banks, one Spanish bank and nine banks in South America. Under the facilities, PM Group can borrow up to approximately €20,795 ($22,908) for advances against invoices, and letter of credit and bank overdrafts. At December 31, 2019, PM Group had established demand credit and overdraft facilities with five Italian banks and nine banks in South America. Under the facilities, PM Group can borrow up to approximately €21,337 ($23,955) for advances against invoices, and letter of credit and bank overdrafts. These facilities are divided into two types: working capital facilities and cash facilities. Interest on the Italian working capital facilities and cash facilities is charged at the 3-month Euribor plus 175 or 200 basis points and 3-month Euribor plus 350 basis points, respectively. Interest on the South American facilities is charged at a flat rate of points for advances on invoices ranging from 8%-55% during the three months ended March 31, 2020 and 12 months ended December 31, 2019, respectively.

At March 31, 2020, the Italian banks has advanced PM Group €13,218 ($14,561), at variable interest rates, which currently range from 1.75% to 2.00%. At March 31, 2020, there were no advances to PM Group from the Spanish bank. At March 31, 2020, the South American banks had advanced PM Group €551 ($607). At December 31, 2019, the Italian banks had advanced PM Group €11,877 ($13,334), at variable interest rates, which currently range from 1.75% to 2.00%. At December 31, 2019, there were no advances to PM Group from the Spanish bank. At December 31, 2019, the South American banks had advanced PM Group €971 ($1,090). Total short-term borrowings for PM Group were €13,769 ($15,168) and €12,848 ($14,424) at March 31, 2020 and December 31, 2019, respectively.

PM Group Term Loans

At March 31, 2020, PM Group has a €9,494 ($10,458) term loan with two Italian banks, BPER and Unicredit. The term loan is split into a note and a balloon payment and is secured by PM Group’s common stock. At March 31, 2020, the note and balloon payment have an outstanding principal balance of €6,492 ($7,152) and €3,002 ($3,306) respectively.  Both are charged interest at a fixed rate of 3.5%, with an effective rate of 3.5% at March 31, 2020. The note is payable in annual installments of principal   €991 for 2020, €1,026 for 2021, €1,062 for 2022, €1,099 for 2023, €1,137 for 2024, and €1,177 for 2025.  The balloon payment is payable in a single payment of €3,002 in 2026. See above for restructuring. At December 31, 2019, the note and balloon payment had an outstanding principal balance of €6,492 ($7,289) and €3,002 ($3,439), respectively.

An adjustment in the purchase accounting to value the non-interest-bearing debt at its fair market value was made. At March 6, 2018, it was determined that the fair value of the debt was €480 or $550 less than the book value. This reduction is not reflected in the above descriptions of PM debt. This discount is being amortized over the life of the debt and being charged to interest expense. As of March 31, 2020, the remaining balance was €253 or $278 and has been offset to the debt.

At March 31, 2020, PM Group has unsecured borrowings with three Italian banks totaling €10,385 ($11,440). At December 31, 2019, PM Group has unsecured borrowings with three Italian banks totaling €10,385 ($11,659). Interest on the unsecured notes is charged at a stated and effective rate of 3.5% at March 31, 2020 and December 31, 2019. Annual payments of €1,731 are payable beginning in 2019 and ending in 2025.

PM Group is subject to certain financial covenants as defined by the debt restructuring agreement including maintaining (1) Net debt to EBITDA, (2) Net debt to equity, and (3) EBITDA to net financial charges ratios. The covenants are measured on a semi-annual basis beginning on December 31, 2018.    The Company was in compliance with the loan covenants at March 31, 2020.

At March 31, 2020 and December 31, 2019, Autogru PM RO, a subsidiary of PM Group, had three notes. The first note is payable in 60 monthly principal installments of €8 ($9), plus interest at the 1-month Euribor plus 300 basis points, effective rate of 3.00% at March 31, 2020 and December 31, 2019, maturing October 2020. At March 31, 2020 and December 31, 2019, the outstanding principal balance of the note was €59 ($65) and €84 ($94).

The second note is payable in monthly installments of €9 ($10) starting from September 2019 and ending in September 2020, and one final payment of €190 ($207) in September 2020. The note is charged interest at the 1-month Euribor plus 250 basis points, effective rate of 2.50% at March 31, 2020 and December 31, 2019.  At March 31, 2020, the outstanding balance was €192 ($212). At December 31, 2019, the outstanding principal balance of the note was €218 ($245).

The third note is divided in three parts: the first part is payable in 60 monthly installments of €1 ($1) plus interest at the 6-month Euribor plus 275 basis points, effective rate of 2.75% at March 31, 2020 and December 31, 2019, maturing February 2023; the second part is payable in 60 monthly installments of €4 ($5) plus interest at the 6-month Euribor plus 275 basis points, effective rate of 2.75% at March 31, 2020 and December 31, 2019, maturing April 2023; the third part  is payable in 60 monthly installments of €1 ($1) plus interest at the 6-month Euribor plus 275 basis points, effective rate of 2.75% at March 31, 2020 and December 31, 2019, maturing June 2023. At March 31, 2020 and December 31, 2019, the outstanding principal balance of the note was €217 ($238) and €234 ($263).

PM has an interest rate swap with a fair market value at March 31, 2020 and December 31, 2019 of €- or $1 which has been included in debt.

Valla Short-Term Working Capital Borrowings

At March 31, 2020 and December 31, 2019, Valla had established demand credit and overdraft facilities with two Italian banks. Under the facilities, Valla can borrow up to approximately €660 ($720) and €660 ($741) as of March 31, 2020 and December 31, 2019, for advances against orders, invoices and bank overdrafts. Interest on the Italian working capital facilities is charged at a flat percentage rate for advances on invoices and orders ranging from 1.67% - 4.75% and 1.67% - 4.75%. At March 31, 2020 and December 31, 2019, the Italian banks had advanced Valla €437 ($482) and €269 ($302).

Valla Term Loans

At March 31, 2020 and December 31, 2019, Valla has a term loan with Carisbo.  The note is payable in quarterly principal installments beginning on October 30, 2017 of €8 ($9), plus interest at the 3-month Euribor plus 470 basis points, for an effective rate of 4.36% at March 31, 2020 and December 31, 2019. The note matures in January 2021. At March 31, 2020 and December 31, 2019, the outstanding principal balance of the note was €31 ($35) and €39 ($44).

Financing Leases

Georgetown facility

The Company leases its Georgetown facility under a capital lease that expires on April 30, 2028.  The monthly rent is currently $66 and is increased by 3% annually on September 1 during the term of the lease.   At March 31, 2020, the outstanding capital lease obligation is $4,753.

Equipment

The Company has entered into a lease agreement with a bank pursuant to which the Company is permitted to borrow 100% of the cost of new equipment with 29 month repayment periods. At the conclusion of the lease period, for each piece of equipment the Company is required to purchase that piece of leased equipment for one dollar.

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

The following is a summary of amounts financed under equipment capital lease agreements:

				Balance as of
	Amount Borrowed	Repayment Period	Amount of Monthly Payment	March 31, 2020
New equipment	$896	29	$18	$194

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

As of March 31, 2020, and December 31, 2019, the note had a remaining principal balance of $7,367 and $7,323 and an unamortized discount of $134 and $177, respectively.

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

As of March 31, 2020, the note had a remaining principal balance of $8,000 (less $73 debt issuance cost for a net debt of $7,927) and an unamortized discount of $0, compared to a remaining balance of $14,858 (less $98 debt issuance cost for a net debt of $14,760) and an unamortized discount of $142 at December 31, 2019.

In January 2020, the Company obtained consent from the Noteholders to make prepayments on the Notes in accordance with the terms of the Note Purchase Agreement. As of March 31, 2020, the Company has paid $7,000 in principal prepayments on the Notes.

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

If there was a rate explicit in the lease, this was the discount rate used. For those leases with no explicit or implicit interest rate, an incremental borrowing rate was used.  The weighted average remaining useful life for operating and finance leases was 4 and 7 years, respectively. The weighted average discount rate for operating and finance leases was 3.92% and 12.5% respectively.

Leases (thousands)	Classification	March 31, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease assets	$2,294	$2,174
Finance lease assets	Fixed assets, net	3,721	3,906
Total leased assets		$6,015	$6,080

Liabilities
Current
Operating	Current liabilities	$785	$813
Finance	Current liabilities	474	476

Non-current
Operating	Non-current liabilities	1,508	1,361
Finance	Non-current liabilities	4,473	4,584
Total lease liabilities		$7,240	$7,234

Lease Cost (thousands)	Classification	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Operating lease costs	Operating lease assets	$262	$227
Finance lease cost
Depreciation/Amortization of leased assets	Depreciation or Inventory reserve	114	143
Interest on lease liabilities	Interest expense	151	145
Lease cost		$527	$515

Other Information (thousands)	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$253	$248
Operating cash flows from finance leases	$113	$125
Financing cash flows from finance leases	$151	$145

Future principal minimum lease payments are:

	Operating Leases	Capital Leases
2021	$856	$1,054
2022	561	885
2023	362	911
2024	184	939
2025	116	967
And subsequent	410	3,167
Total undiscounted lease payments	2,489	7,923
Less interest	(196)	(2,976)
Total liabilities	$2,293	$4,947
Less current maturities	(785)	(474)
Non-current lease liabilities	$1,508	$4,473

14. Income Taxes

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was enacted. The CARES Act, among other things, includes provisions relating to net operating loss carrybacks, alternative minimum tax credit refunds, a modification to the net interest deduction limitations and a technical correction to tax depreciation methods for qualified improvement property. The Cares Act did not have a material impact on the Company’s consolidated financial statements for the three months ended March 31, 2020.

For the three months ended March 31, 2020, the Company recorded an income tax provision from continuing operations of $404, which includes a discrete income tax benefit of $316. The calculation of the overall income tax provision for the three months ended March 31, 2020 primarily consists of foreign income taxes offset by a discrete income tax benefit related to the expiration of the statute of limitations for various state and foreign jurisdictions, and the settlement of the Romanian tax audit for 2017 and 2018, which includes a partial reduction in the valuation allowance at PM Italy caused by the indirect effects of uncertain tax positions embedded in foreign net operating loss carryforwards..  For the three months ended March 31, 2019, the Company recorded an income tax provision of $197, which includes a discrete income tax provision of $46 for the accrual of taxes and interest related to unrecognized tax benefits.

The effective tax rate for the three months ended March 31, 2020 was an income tax provision of -6.08% on pretax loss of $6,640 compared to an income tax provision of 13.10% on a pretax income of $1,506 in the comparable prior period. The effective tax rate for the three months ended March 31, 2019 differs from the U.S. statutory rate of 21% primarily due to valuation allowance in the U.S. and Italy, nondeductible foreign permanent differences, an decrease in unrecognized tax benefits related to the expiration of the statute of limitations for various state and foreign jurisdictions, and the tax effects of settling the Romanian tax audit for 2017 and 2018.

The Company’s total unrecognized tax benefits as of March 31, 2020 and 2019 were approximately $4.0 million and $4.3 million. Included in the unrecognized tax benefits is a liability for the disputed Romania income tax audit assessment for tax years 2012-2016. The Romanian audit for tax years 2017 and 2018 was settled during the quarter ended March 31, 2020. Depending upon the final resolution of the Italy audit and disputed Romanian income tax assessment, the uncertain tax position liability could be higher or lower than the amount recorded at March 31, 2020.  A favorable resolution of an unrecognized tax benefit could be recognized as a reduction in the tax provision and effective rate in the period of resolution. An unfavorable settlement of an unrecognized tax benefit could increase the tax provision and effective tax rate and may require the use of cash in the period of resolution. We believe it is reasonably possible that a decrease of up to $0.3 million in unrecognized tax benefits will be realized within 12 months of the reporting date as a result of a lapse of the statute of limitations and for the anticipated resolution of the Italy tax audit.

15. Net Earnings (Loss) per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of convertible debt, restricted stock units and stock options. Details of the calculations are as follows:

	Three Months Ended March 31,
	2020	2019
Net (loss) income from continuing	$(7,044)	$1,309
Loss from operations of discontinued operations, net of income taxes	(432)	(399)
Net (loss) income	$(7,476)	$910

(Loss) earnings per share
Basic
Net (loss) income from continuing operations	$(0.36)	$0.07
Loss from operations of discontinued operations, net of income taxes	$(0.02)	$(0.02)
Net (loss) income	$(0.38)	$0.05
Diluted
Net (loss) income from continuing operations	$(0.36)	$0.07
Loss from operations of discontinued operations, net of income taxes	$(0.02)	$(0.02)
Net (loss) income	$(0.38)	$0.05

Weighted average common shares outstanding
Basic	19,733,772	19,678,081

Diluted
Basic	19,733,772	19,678,081
Dilutive effect of restricted stock units and stock options	-	16,892
	19,733,772	19,694,973

The following securities were not included in the computation of diluted earnings per share as their effect would have been antidilutive:

	As of March 31,
	2020	2019
Unvested restricted stock units	266,383	169,960
Options to purchase common stock	97,437	47,437
Convertible subordinated notes	1,549,451	1,549,451
	1,913,271	1,766,848

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

Stock Issued to Employees and Directors

The Company issued shares of common stock to employees and Directors as restricted stock units issued under the Company’s 2004 Incentive Plan vested. Upon issuance entries were recorded to increase common stock and decrease paid in capital for the amounts shown below. The following is a summary of stock issuances that occurred during the period:

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
January 1, 2020	Employee	2,250	$13
March 6, 2020	Directors	7,920	47
March 13, 2020	Employee	39,714	292
		49,884	$352

Stock Repurchase

The Company purchases shares of Common Stock from certain employees at the closing share price on the date of purchase. The stock is purchased from the employees to satisfy employees’ withholding tax obligations related to stock issuances described above. The below table summarizes shares repurchased from employees during the current year through March 31, 2020:

Date of Purchase	Shares Purchased	Closing Price on Date of Purchase
March 13, 2020	2,949	$4.34

Equity was decreased by $13, the aggregated value of the shares reflected in the table above.

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

Restricted Stock Awards

The following table contains information regarding restricted stock units:

March 31, 2020
Outstanding on January 1, 2020	198,717
Units granted during the period	125,000
Vested and issued	(46,935)
Vested-issued and repurchased for income tax withholding	(2,949)
Forfeited	(7,450)
Outstanding on March 31, 2020	266,383

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $201 and $159 for the three months ended March 31, 2020 and 2019, respectively.  Additional compensation expense related to restricted stock units will be $519, $627 and $347 for the remainder of 2020, 2021 and 2022, respectively.

Stock Options

On September 1, 2019, 50,000 stock options were granted at $5.62 per share and vest ratably on each of the first three anniversary dates. Compensation expense related to stock options were $21 for the three months ended March 31, 2020 compared to $0 for the comparable period. Additional compensation expense will be $48, $31 and $10 for the remainder of 2020, 2021 and 2022, respectively. The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model for stock options granted on September 1, 2019:

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

On May 5, 2011, the Company entered into two separate settlement agreements with two plaintiffs. As of March 31, 2020, the Company has a remaining obligation under the agreements to pay the plaintiffs an aggregate of $1,140 without interest in 12 annual installments of $95 on or before May 22 of each year. The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total payment will be charged to interest expense over the payment period.

It is reasonably possible that the “Estimated Reserve for Product Liability Claims” may change within the next 12 months. A change in estimate could occur if a case is settled for more or less than anticipated, or if additional information becomes known to the Company.

Romania Income Tax Audit

As described in Note 14, Income Taxes, included in the unrecognized tax benefits is a liability for the disputed Romania income tax audit assessment for tax years 2012-2016.  Depending upon the final resolution of the income tax assessment, the liability could be higher or lower than the amount recorded at March 31, 2020.

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

PM sold cranes, parts, and accessories to Tadano. C&M purchases cranes and parts from Terex. Additionally, the Company has a convertible note with a face amount of $7,500 payable to Terex.  See Note 12 for additional details.

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

As of March 31, 2020 and December 31, 2019, the Company had accounts receivable and payable with related parties as shown below:

		March 31, 2020	December 31, 2019
Accounts Receivable	Tadano	$205	$88
	Terex	1	9
		$206	$97

Accounts Payable	Terex	318	325
Net Related Party Accounts Payable		$112	$228

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

		Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Rent paid:	Bridgeview Facility (1)	$69	$68

Sales to:	Terex	$14	$3
	Tadano	550	—
Total Sales		$564	$3

Purchases from:	Terex	$147	$624

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

Note Payable to Terex

As of March 31, 2020, the Company had a convertible note payable of $7,367 (net of unamortized debt discount) to Terex.  See Note 12 for additional details regarding this convertible note.

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

Note 20. Discontinued Operations

Assets and Liabilities Classified as Held for Sale

On March 4, 2020, the Company’s Board of Directors approved the exploration by management of various strategic alternatives for Sabre, including the possibility of a transaction involving the sale of all or part of Sabre’s business and assets, to determine whether such a transaction would provide value to shareholders. The criterion of asset held for sale has been met and Sabre will be reported as discontinued operations. The Company at this time cannot be sure that any such transaction will occur, and if so, what impact such a transaction would have on the Company’s financial statements.

For the three months ended March 31, 2020, cash flows used in operating activities was $125, this consisted of depreciation expense of $45, no purchases of fixed assets and no amortization expense. For the three months ended March 31, 2019, cash flows provided by operating activities were $67, this consisted of depreciation expense of $42, amortization expense of $74 and purchases of fixed assets of $7.

	As of
	March 31, 2020	December 31, 2019
ASSETS
Current assets
Cash	$-	$33
Trade receivables (net)	524	507
Inventory (net)	939	916
Prepaid expense and other	134	135
Total current assets of discontinued operations	1,597	1,591
Long-term assets
Total fixed assets (net)	269	314
Operating lease assets	62	99
Total long-term assets of discontinued operations	331	413
Total assets of discontinued operations	$1,928	$2,004
LIABILITIES
Current liabilities
Current operating lease liability	$67	$106
Accounts payable	248	381
Accrued expenses	183	187
Customer deposits	60	126
Total current liabilities of discontinued operations	558	800
Long-term liabilities
Other long-term liabilities	350	350
Total long-term liabilities of discontinued operations	350	350
Total liabilities of discontinued operations	$908	$1,150

	For the Three Months Ended March 31,
	2020	2019
Net revenues	$1,499	$2,995
Cost of sales	1,555	3,039
Selling, general and administrative expenses	313	380
Interest expense	24	23
Other income	5	1
Net loss of discontinued operations before income tax	(388)	(446)
Income tax expense (benefit) related to discontinued operations	44	(47)
Net loss on discontinued operations	$(432)	$(399)

Note 21. Subsequent Events

On April 14, 2020, the Company and its United States subsidiaries received funds under notes and related documents (the “PPP Loans”) with CIBC Bank, USA under the Paycheck Protection Program (the “PPP”) which is part of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration. The Company received total proceeds of $3.7 million from the PPP Loans. In accordance with the requirements of the PPP, the Company intends to use proceeds from the PPP Loans primarily for payroll costs. The PPP Loans are scheduled to mature starting on April 8, 2022, have a 1.00% interest rate and are subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the PPP. Under the terms of the PPP, certain amounts of the PPP Loans may be forgiven if they are used for qualifying expenses as described in the CARES Act.

We are closely monitoring the spread and impact of the COVID-19 pandemic and are continually assessing its potential effects on our business and our financial performance as well as the businesses of our customers and vendors. The Company cannot predict the duration or severity of the COVID-19 pandemic, and we cannot reasonably estimate the financial impact the COVID-19 outbreak will have on our results and significant estimates going forward.

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

Recent Developments

Impact of COVID-19

We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how it will impact our customers, employees, supply chain, and distribution network, as well as the demand for our products in the industries and markets that we serve. Our first priority is to the health and safety of our employees, customers, and business partners and we believe that we have taken every necessary step to keep our facilities clean and safe during the COVID-19 pandemic. While COVID-19 did not have a material adverse effect on our reported results for our first quarter, we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the ultimate severity and duration of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown. See Part II, Item 1A, Risk Factors, for an additional discussion of risks related to COVD-19.

In the first quarter of 2020, the Company experienced a temporary reduction of its manufacturing and operating capacity in Italy as a result of government-mandated actions to control the spread of COVID-19 which impacted revenues by approximately $3 million. Further, the Company has experienced, and may continue to experience, disruptions or delays in its supply chain as a result of such actions, which has resulted in higher supply chain costs to the Company in order to maintain the supply of materials and components for its products. In addition, the Company has modified its business practices (including practices regarding employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences).

The Company has experienced a recent decline in demand and volumes in its global businesses as a result of the impact of efforts to contain the spread of COVID-19. In addition, the Company’s customers may choose to delay or abandon projects on which the Company provides products and/or services.

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

Business Overview

PM Group remains a very bright spot in our portfolio, and we have made notable progress towards our goal of achieving higher levels of penetration in the global articulating cranes market. As we announced in our annual update in March, we started 2020 with robust demand for PM products, but unfortunately with the outbreak of COVID-19 in Italy, we were forced to temporarily halt production at our Italian facilities on March 21, 2020, with employees being told to stay home.  After a 30-day hiatus, we reopened and resumed production on April 21, 2020. Even with these limitations, we delivered higher revenues and improved Adjusted EBITDA, both sequentially and year over year, and the backlog, at approximately $28 million, gives us visibility, all things equal, for a year of solid growth for PM, with healthy double-digit Adjusted EBITDA margins that approach our long-term targets.

In our North American operations, we had a slower start to the year and were able to make up some of the shortfall in March. Our North American operations have thus far remained opened during the pandemic, which has allowed us to deliver on our backlog. Thus far, we have not experienced any COVID-19 cases in our North American facilities. Manitex straight mast crane delivered during the quarter March 31, 2020 in line with our expectations, despite being tempered by lower unit volume/shipments that have trended throughout the industry, and we do see some slowing in orders in stick boom cranes and industrial products, as we look into 2020.

The Company’s backlog is $57.0 million and $65.3 million at March 31, 2020 and December 31, 2019, respectively.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Net (loss) income from continuing operations for the three-month periods ended March 31, 2020 and 2019

For the three months ended March 31, 2020 the Company had net loss of $7.0 million compared to net income of $1.3 million, respectively.

For the three months ended March 31, 2020, the net loss of $7.0 million consisted of revenue of $48.7 million, cost of sales of $38.5 million, research and development costs of $0.7 million, selling, general and administrative (“SG&A”) expenses of $8.0 million, impairment charges of $6.7 million, interest expense of $1.1 million, interest income of $0.1 million, a foreign currency loss of $0.4 million and income tax expense of $0.4 million.

For the three months ended March 31, 2019, the net income of $1.3 million consisted of revenue of $54.4 million, cost of sales of $42.4 million, research and development costs of $0.7 million, SG&A expenses of $9.1 million, interest expense of $1.1 million, interest income of $0.1 million, a gain in change in fair value of securities held of $0.8 million, a foreign currency loss of $0.4 million, and income tax expense of $0.2 million.

Net revenues and gross profit —For the three months ended March 31, 2020, net revenues and gross profit were $48.7 million and $10.2 million, respectively. Gross profit as a percent of revenues was 21.0% for the three months ended March 31, 2020. For the three months ended March 31, 2019, net revenues and gross profit were $54.4 million and $12.0 million, respectively. Gross profit as a percent of revenues was 22.0% for the three months ended March 31, 2019.

Net revenues decreased $5.7 million or 10.5% to $48.7 million for the three months ended March 31, 2020 from $54.4 million for the comparable period in 2019. The decrease in revenues is primarily due to decreases in sales of straight mast offset by increases in knuckle boom cranes. The revenues for the three months ended March 31, 2020 were also unfavorably impacted by $0.7 million in foreign currency translation adjustments resulting from a weaker Euro.

Our gross profit decreased $1.8 million to $10.2 million for the three months ended March 31, 2020 from $12.0 million for the comparable period in 2019. The decrease in gross profit is attributable to decreases in revenues and product mix which caused a 1.0% decline in gross profit percentage. The decline in the gross profit percentage is primarily due to a decrease in the gross margin percentage generated on the sale of straight mast offset by increases in gross margin on knuckle boom cranes.

Research and development —Research and development expense was $0.7 million for the three months ended March 31, 2020 compared with $0.7 million for the same period in 2019. The Company’s research and development spending reflects our continued commitment to develop and introduce new products that give the Company a competitive advantage.

Selling, general and administrative expense —SG&A expense for the three months ended March 31, 2020 was $14.8 million compared to $9.1 million for the comparable period in 2019, an increase of $5.7 million. The increases are primarily related to impairment charges of $6.7 million of intangibles during the three months ended March 31, 2020 and $0.5 million incurred to participate in the Conexpo held in March 2020. The Conexpo show, which is held every three years, was held in Las Vegas in March of this year. This show is an international gathering place for the construction industries. It is estimated that 130,000 professionals, from around the world, attended the show. These increases were partially offset by cost savings from various cost reduction initiatives and a net favorable exchange rate impact.

Operating (loss) income—For the three months ended March 31, 2020 and 2019, the Company had operating loss of $5.2 million compared to operating income of $2.2 million for the comparable period in 2019. Operating income decreased due to changes in revenue, cost of sales and operating expenses as explained above.

Interest expense —Interest expense was $1.1 million for the three months ended March 31, 2020 and 2019.  The decrease in debt partially offset by higher interest rates resulted in no change to interest expense.

Foreign currency transaction losses —For the three months ended March 31, 2020, the Company had foreign currency loss of $0.4 million compared to loss of $0.4 million for the comparable period in 2019.  As previously stated, the Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in a currency other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds. Currency risks can be reduced but not eliminated in part because the Company has not been able to identify a strategy to effectively hedge the currency risks related to the Argentinian peso.   The Company records at the balance sheet date the forward currency exchange contracts at their market value with any associated gain or loss being recorded in current earnings as a currency gain or loss.

Income tax — On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was enacted. The CARES Act, among other things, includes provisions relating to net operating loss carrybacks, alternative minimum tax credit refunds, a modification to the net interest deduction limitations and a technical correction to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on the Company’s consolidated financial statements for the three months ended March 31, 2020.

For the three months ended March 31, 2020, the Company recorded an income tax provision of $0.4 million, which includes a discrete income tax benefit of $0.3 million. The calculation of the overall income tax provision for the three months ended March 31, 2020 primarily consists of foreign income taxes offset by a discrete income tax benefit related to the expiration of the statute of limitations for various state and foreign jurisdictions, and the settlement of the Romanian tax audit for 2017 and 2018, which includes a partial reduction in the valuation allowance caused by the indirect effects of uncertain tax positions embedded in foreign net operating loss carryforwards.  For the three months ended March 31, 2019, the Company recorded an income tax provision of $0.2 million, which includes a discrete income tax provision of $0.01 million for the accrual of taxes and interest related to unrecognized tax benefits.

The effective tax rate for the three months ended March 31, 2020 was an income tax provision of -6.08% on pretax loss of $6.6 million compared to an income tax provision of 13.10% on a pretax income of $1.5 million in the comparable prior period. The effective tax rate for the three months ended March 31, 2020 differs from the U.S. statutory rate of 21% primarily due to the mix of domestic and foreign earnings, nondeductible foreign permanent differences and a decrease in unrecognized tax benefits related to the expiration of the statute of limitations for various state and foreign jurisdictions, and the tax effects of settling the Romanian tax audit for 2017 and 2018.

Change in fair value of securities held— For the three months ended March 31, 2020, the Company held no marketable securities. For the three months ended March 31, 2019 the Company had a gain of $0.8 million. The gain for the three months ended March 31, 2019 was due to a change in the fair value of securities held in ASV (see Notes 2 and 8).

Net (loss) income from continuing operations— For the three months ended March 31, 2020 and 2019, the Company had a net loss of $7.0 million compared to a net income of $1.3 million, respectively. The change is explained above.

Liquidity and Capital Resources

The ultimate duration and severity of the COVID-19 pandemic is highly uncertain at this time.  Accordingly, its impact on the global economy generally and our customers and suppliers specifically, as well as the potential negative financial impact to our results of operations and liquidity position cannot be reasonably estimated at this time, but could be material. In the context of these uncertain conditions, we are actively managing the business to maintain cash flow and ensure that we have sufficient liquidity for a variety of scenarios. We believe that such strategy will allow us to meet our anticipated funding requirements.

On April 14, 2020, the Company and its United States subsidiaries received the PPP Loans under the PPP which is part of the recently enacted CARES Act administered by the U.S. Small Business Administration. The Company received total proceeds of $3.7 million from the PPP Loans. In accordance with the requirements of the PPP, the Company intends to use proceeds from the PPP Loans primarily for payroll costs.

Cash, cash equivalents and restricted cash were $22.3 million at March 31, 2020 compared to $23.6 million at December 31, 2019. In addition, the Company has a U.S. revolving credit facility with a maturity date of July 20, 2023. At March 31, 2020, the Company had approximately $23.6 million available to borrow under its revolving credit facility.

At March 31, 2020, the PM Group had established working capital facilities with five Italian, one Spanish and nine South American banks. Under these facilities, the PM Group can borrow $22.9 million against orders, invoices and letters of credit. At March 31, 2020, the PM Group had received advances of $15.2 million. Future advances are dependent on having available collateral.

Our subsidiary in Argentina (“PM Argentina”) began accounting for their operations as highly inflationary effective July 1, 2018, as required by GAAP.  Under highly inflationary accounting, PM Argentina’s functional currency became the Euro (its parent company reporting currency), and its income statement and balance sheet have been measured in Euros using both current and historical rates of exchange.  The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in other (income) and expense, net and was not material.  As of March 31, 2020, PM Argentina had a small net peso monetary position.  Net sales of PM Argentina were less than 5 percent of our consolidated net sales for the three months ended March 31, 2020 and 2019.

On June 26, 2019, ASV entered into an Agreement and Plan of Merger. The Company’s investment in ASV common stock was converted into $7.05 per share in cash. The Company received approximately $7.6 million in cash in September of 2019.

Change in Debt

During the three months ended March 31, 2020, total debt decreased by $0.5 million to $64.3 million at March 31, 2020 from $64.8 million at December 31, 2019.

The following is a summary of the net decrease in our indebtedness from December 31, 2019 to March 31, 2020:

Facility	Increase/(decrease)
U.S. Revolver	$6.0	million
Note payable—bank (insurance premiums)	0.1	million
Capital leases-equipment	(0.2)	million
Convertible note-Terex	0.1	million
Convertible note-Perella	(6.9)	million
PM	0.3	million
Valla note payable	(0.1)	million
Valla working capital borrowings	0.1	million
	$(0.6)	million
Debt issuance costs	0.1	million
	$(0.5)	million

(1)

The amounts on the above table are calculated by determining the differences between the U.S. dollar amounts, or in case of foreign debt, the difference in U.S. amount of local currency debt for March 31, 2020 and December 31, 2019 converted at the exchange rate as of the two respective balance sheet dates. The net change on the above tables agrees to the change in debt that appears on the face of the Company’s balance sheet.

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

Outstanding borrowings

The following is a summary of our outstanding borrowings at March 31, 2020:

(In millions)

	Outstanding Balance	Interest Rate	Interest Paid	Principal Payment
U.S. Revolver	$6.0	N/A	Monthly	July 20, 2023 maturity
Convertible note—Terex	7.4	7.5%	Semi-Annual	January 1, 2021 maturity
Convertible note—Perella	8.0	7.5%	Semi-Annual	January 7, 2021 maturity
Capital lease—cranes for sale	0.1	5.5%	Monthly	January 13, 2021 maturity
Capital lease—Georgetown facility	4.8	12.5%	Monthly	$0.06 million monthly payment includes interest. April 30, 2028 maturity
Note payable—Winona Facility	0.3	8.0%	Monthly	$0.01 million monthly
PM unsecured borrowings	11.3	3.5%	Semi-Annual	Variable semi-annual starting December 2019 through December 2025
PM Autogru term loan #1	0.1	3.00%	Monthly	$0.01 million monthly through October 2020
PM Autogru term loan #2	0.2	2.50%	Monthly	$0.01 monthly through September 2020
PM Autogru term loan #3	0.2	2.75%	Monthly	Monthly through June 2023
PM term loans with related accrued interest, interest rate swaps and FMV adjustments	10.2	0 to 3.5%	Semi-Annual	Annual installments starting December 2019 and a balloon payment in December 2026
PM short-term working capital borrowings	15.2	1.75 to 65.0%	Monthly	Upon payment of invoice
Valla note payable	0.1	4.38%	Quarterly	Over 14 quarterly payments
Valla short-term working capital borrowings	0.5	4.50 to 4.75%	Monthly	Upon payment of invoice or letter of credit
	$64.4
Debt issuance costs	(0.1)

Debt net of issuance costs	$64.3

Future availability under credit facilities

As stated above, the Company had cash of $22.3 million and approximately $23.6 million available to borrow under its credit facility at March 31, 2020.

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

Cash flows for the three-month periods ended March 31, 2020 compared to three-months ended March 31, 2019

Operating Activities - For the first three months of 2020, cash used for operating activities decreased by $1.0 million compared to the same period in the prior year. The decrease reflected a decrease of $1.9 million in cash consumed for working capital primarily driven by effective accounts receivable and accounts payable management in the first three months of 2020 compared to the same period in the prior year.

Investing Activities - Cash used by investing activities was $0.4 million in the first three months of 2020, compared to $0.8 million in the same period a year ago.  Cash used in both the three-month periods were related to cash payments for plant, property and equipment.

Financing Activities - Cash used by financing activities was a slight outflow for the three months ended March 31, 2020 which included an increase in working capital borrowing of $1.2 million, repayments of the convertible debt of $7.0 million and borrowings on the revolving credit facility of $6.0 million. Cash from financing activities was an inflow of $1.4 million for the three months ended March 31, 2019, which included working capital borrowing of $1.2 million.

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

See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for a discussion of the Company’s other critical accounting policies.

Impact of Recently Issued Accounting Standards

See Note 2, in the accompanying Condensed Consolidated Financial Statements for a summary of recently issued accounting standards.

Off-Balance Sheet Arrangements

CIBC has issued 2 standby letters of credit at March 31, 2020.  The first standby letter of credit is $0.4 million in favor of an insurance carrier to secure obligations which may arise in connection with future deductible payments that may be incurred under the Company’s worker’s compensation insurance policies.  The second standby letter of credit is $20 thousand in favor of a governmental agency to secure obligations which may arise in connection with worker’s compensation claims.

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

See Note 17 in the accompanying Condensed Consolidated Financial Statements for further information regarding our guarantees.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk disclosures have not materially changed since the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 was filed. The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 4—Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), and the Audit Committee of the Board of Directors, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as of March 31, 2020.  The Company’s evaluation has identified certain material weaknesses in its internal control over financial reporting as further described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Based on the evaluation of these material weaknesses, the Company has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2020 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on a number of factors, including the completion of the Audit Committee’s internal investigation, our internal review that identified revisions to our previously issued financial statements, and efforts to remediate the material weaknesses in internal control over financial reporting described below we believe the condensed consolidated financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

The effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that our controls and procedures will detect all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained.

Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have determined that there were deficiencies in our internal control over financial reporting that constitute material weaknesses, as defined by SEC regulations, at March 31, 2020, with respect to procedures for:

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

Accordingly, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting and disclosure controls and procedures, as defined by SEC regulations, were not effective at March 31, 2020.

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

•

Information Technology policies and procedures has been developed for all United States entities and has been rolled out with testing to begin in Q2 of 2020. Testing to confirm implementation will take place through the end of 2020;

•	Other control improvements will include employee retraining with respect to the Company’s Code of Ethics; and

•	Executive oversight will be improved through additional reporting requirements and meetings.

The audit committee has directed management to develop a detailed plan and timetable for the implementation of the foregoing remedial measures (to the extent not already completed) and will monitor their implementation. Management completed development/implementation of the detail plan during the third quarter of 2019 and has been providing updates to the audit committee on a periodic basis. As part of the plan, during the third quarter of 2019, the Company hired an information technology director to evaluate and improve the information technology controls at our U.S. operations so as to enable us to identify and mitigate risks of material accounting errors. During the second quarter of 2019, the Company engaged a top ten accounting firm to help with remediating its material weaknesses. In addition, under the direction of the audit committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

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

Item 1A—Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2019. Other than as described in this Item 1A, there have been no other material changes to our risk factors from the risk factors previously disclosed in the 2019 Annual Report.

The recent COVID-19 pandemic could have an adverse effect on our business, financial condition, results of operations and cash flows.

The global outbreak of COVID-19 has severely restricted the level of economic activity around the world. In response to this outbreak, the governments of many countries, states, cities and other geographic regions have taken a variety of preventative or protective actions, such as imposing restrictions on travel and business operations. Temporary closures of businesses have been ordered in many jurisdictions and numerous other businesses have temporarily closed voluntarily. These measures, while intended to curtail the spread of COVID-19, have and are expected to continue to have significant adverse impacts on domestic and foreign economies of uncertain severity and duration. The current outbreak and continued spread of COVID-19 have resulted in an economic slowdown, and it is possible that it could cause a global recession. Currently, the effectiveness of economic stabilization efforts and other measures being taken to mitigate the effects of these actions and the spread of COVID-19 is uncertain.

As a result of the COVID-19 pandemic, we and our affiliates, employees, suppliers, customers and others have been and may continue to be restricted or prevented from conducting normal business activities, including as a result of shutdowns, travel restrictions and other actions that may be requested or mandated by governmental authorities. Such actions have prevented, and may in the future prevent us from accessing the facilities of our customers to provide services. While a substantial portion of our businesses have been classified as an essential business in jurisdictions in which facility closures have been mandated, some of our facilities have nevertheless been ordered to close in certain jurisdictions and we can give no assurance that there will not be additional closures in the future or that our businesses will be classified as essential in each of the jurisdictions in which we operate.

The COVID-19 outbreak has impacted, and may continue to impact, our office locations and manufacturing facilities, as well as those of our third-party vendors, including the effects of facility closures, reductions in operating hours and other social distancing efforts. For example, we have experienced and are experiencing a temporary reduction of our manufacturing and operating capacity in Italy as a result of government-mandated actions to control the spread of COVID-19. In addition, we have modified our business practices (including practices regarding employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, suppliers and other partners. These modifications to our business practices, including any future actions we take, may cause us to experience reductions in productivity and disruptions to our business routines. Further, we have experienced, and may continue to experience, disruptions or delays in our supply chain as a result of such actions, which has resulted in higher supply chain costs to us in order to maintain the supply of materials and components for our products.

Our management of the impact of COVID-19 has and will continue to require significant investment of time from our management and employees, as well as resources across our global enterprise. The focus on managing and mitigating the impacts of COVID-19 on our business may cause us to divert or delay the application of our resources toward new initiatives or investments, which may adversely impact our future results of operations. In addition, issues relating to the COVID-19 pandemic may result in legal claims or litigation against us.

We may also experience impacts from market downturns and changes in consumer behavior related to pandemic fears as a result of COVID-19. For example, we have experienced a recent decline in demand in our global businesses as a result of the impact of efforts to contain the spread of COVID-19. In addition, our customers may choose to delay or abandon projects on which we provide products. We may also experience adverse impacts on demand and sales volumes from industries that are sensitive to economic downturns and volatility in commodity prices. If these adverse impacts continue, our stock price and the operating performances of our businesses could be adversely affected, which could require us to incur material impairment, restructuring or other charges. For example, in the quarter ended March 31, 2020, we were required to record impairment charges to goodwill and indefinite-lived intangible assets related to PM Group.

The impact of COVID-19 has caused significant uncertainty and volatility in the credit markets. We rely on the credit markets to provide us with liquidity to operate and grow our businesses beyond the liquidity that our operating cash flows provide. If our access to capital were to become significantly constrained or if costs of capital increased significantly due the impact of COVID-19, including volatility in the capital markets, or other factors, then our financial condition, results of operations and cash flows could be adversely affected.

If the COVID-19 pandemic becomes more pronounced in our global markets, resurges in markets recovering from the spread of COVID-19, or if another significant natural disaster or pandemic were to occur in the future, our operations in areas impacted by such events could experience further adverse financial impacts due to market changes and other resulting events and circumstances. The extent to which the COVID-19 outbreak impacts our financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19, the longevity of COVID-19, the impact of COVID-19 on economic activity, and the actions to contain its impacts on public health and the global economy. The impact of COVID-19 may also exacerbate other risks discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, any of which could have a material effect on our financial condition, results of operations and cash flows.

The potential insolvency or financial distress of third parties could adversely impact our business and results of operations.

We are exposed to the risk that various third parties with whom we conduct business will not be able to perform their obligations or continue to place orders due to insolvency or financial distress. The global COVID-19 pandemic has created heightened risk that third parties may be unable to perform their obligations due to suffering financial distress as a result of the pandemic and corresponding measures that have been enacted by governments to contain the spread of the virus.  However, we are unable predict the ultimate impact that COVID-19 will have on any of our customers, suppliers, vendors, and other business partners, and each of their financial conditions or their ability to perform their obligations. If third parties fail to perform their obligations under arrangements with us, we may be forced to replace the underlying commitment at current or above market prices or on other terms that are less favorable to us. In such events, we may incur losses, or our results of operations, financial condition or liquidity could otherwise be adversely affected.

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

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1— January 31, 2020	—	$—	—	—
February 1—February 29, 2020	—	—	—	—
March 1—March 31, 2020	2,994	4.34	—	—

	2,994	$4.34	—	—

Item 3—Defaults Upon Senior Securities

None

Item 4—Mine Safety Disclosures

Not applicable.

Item 5—Other Information

None.

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

101*

The following financial information from Manitex International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended

March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Operations for the three months ended March 31, 2020 and 2019 (ii) Statements of Comprehensive Income (Loss) for three months ended March 31, 2020 and 2019, (iii) Balance Sheets as of March 31, 2020 and December 31, 2019, (iv) Statement of Shareholders’ Equity for the three months ended March 31, 2020 and 2019; (v) Statements of Cash Flows for the three months ended March 31, 2020 and 2019 and (vi) Notes to Unaudited Interim Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 8, 2020

By:	/s/ STEVE FILIPOV
Steve Filipov
Chief Executive Officer and Director
(Principal Executive Officer)

May 8, 2020

By:	/s/ LAURA R. YU
Laura R. Yu
Chief Financial Officer (Principal Financial and Accounting Officer)