Form 10-Q
period 2020-06-30
Manitex International, Inc.
filed 2020-08-07
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of the registrant’s common stock, no par, outstanding at August 3, 2020 was 19,767,480.

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Manitex International, Inc. speaks as of June 30, 2020 unless specifically noted otherwise.  Unless otherwise indicated, Manitex International, Inc., together with its consolidated subsidiaries, is hereinafter referred to as “Manitex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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
•

the continuing impact of COVID-19 and related economic conditions, including the Company’s assessment of the vulnerability of our customers and vendors in relation to the economic disruptions associated with COVID-19;

•	government spending, fluctuations in the construction industry, and capital expenditures in the oil and gas industry;
•	our level of indebtedness and our ability to meet financial covenants required by our debt agreements;
•	our ability to negotiate extensions of our credit agreements and to obtain additional debt or equity financing when needed;
•	the impact that the restatement of our previously issued financial statements could have on our business reputation and relations with our customers and suppliers;
•	the cyclical nature of the markets we operate in;
•	an increase in interest rates;
•	our increasingly international operations expose us to additional risks and challenges associated with conducting business internationally;
•	difficulties in implementing new systems, integrating acquired businesses, managing anticipated growth, and responding to technological change;
•	our customers’ diminished liquidity and credit availability;
•	the performance of our competitors;
•	shortages in supplies and raw materials or the increase in costs of materials;
•	potential losses under residual value guarantees;
•	product liability claims, intellectual property claims, and other liabilities;
•	the volatility of our stock price;
•	future sales of our common stock;

•	the willingness of our shareholders and directors to approve mergers, acquisitions, and other business transactions;
•	currency transaction (foreign exchange) risks and the risk related to forward currency contracts;
•	compliance with changing laws and regulations;
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

The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in this Quarterly Report Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. We do not undertake, and expressly disclaim, any obligation to update this forward-looking information, except as required under applicable law.

MANITEX INTERNATIONAL, INC.

FORM 10-Q INDEX

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	Unaudited	Unaudited
ASSETS
Current assets
Cash	$26,214	$23,327
Cash – restricted	5,098	217
Trade receivables (net)	28,285	34,725
Other receivables	1,692	1,033
Inventory (net)	59,060	57,818
Prepaid expense and other current assets	4,950	4,706
Current assets of discontinued operations	1,601	1,591
Total current assets	126,900	123,417
Total fixed assets, net of accumulated depreciation of $17,688 and $16,818 at June 30, 2020 and December 31, 2019, respectively	18,461	19,035
Operating lease assets	2,104	2,174
Intangible assets (net)	15,807	17,032
Goodwill	25,958	32,635
Other long-term assets	204	281
Deferred tax asset	415	441
Long-term assets of discontinued operations	294	413
Total assets	$190,143	$195,428
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$17,593	$18,212
Convertible note - related party (net)	7,410	7,323
Convertible note (net)	7,951	—
Current portion of finance lease obligations	436	476
Current portion of operating lease liabilities	742	813
Accounts payable	29,667	29,593
Accounts payable related parties	228	228
Accrued expenses	9,610	9,138
Customer deposits	1,374	1,493
Deferred income liability	3,747	—
Current liabilities of discontinued operations	826	800
Total current liabilities	79,584	68,076
Long-term liabilities
Revolving term credit facilities	8,500	—
Notes payable (net)	19,444	19,446
Finance lease obligations (net of current portion)	4,395	4,584
Non-current operating lease liabilities	1,362	1,361
Convertible note (net)	—	14,760
Deferred gain on sale of property	627	667
Deferred tax liability	627	721
Other long-term liabilities	5,634	5,913
Long-term liabilities of discontinued operations	350	350
Total long-term liabilities	40,939	47,802
Total liabilities	120,523	115,878
Commitments and contingencies
Equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at June 30, 2020 and December 31, 2019	—	—
Common Stock—no par value 25,000,000 shares authorized, 19,767,480 and 19,713,185 shares issued and outstanding at June 30, 2020, and December 31, 2019, respectively	131,135	130,710
Paid in capital	2,780	2,793
Retained deficit	(60,406)	(50,253)
Accumulated other comprehensive loss	(3,889)	(3,700)
Total equity	69,620	79,550
Total liabilities and equity	$190,143	$195,428

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	Unaudited	Unaudited	Unaudited	Unaudited
Net revenues	$37,115	$57,379	$85,848	$111,804
Cost of sales	31,584	46,881	70,070	89,314
Gross profit	5,531	10,498	15,778	22,490
Operating expenses
Research and development costs	771	706	1,458	1,393
Selling, general and administrative expenses	6,725	9,561	14,764	18,677
Impairment of intangibles	—	—	6,722	—
Total operating expenses	7,496	10,267	22,944	20,070
Operating (loss) income	(1,965)	231	(7,166)	2,420
Other (expense) income
Interest expense	(924)	(1,069)	(2,008)	(2,177)
Interest income	14	51	74	120
Change in fair value of securities held	—	4,428	—	5,238
Foreign currency transaction (loss) gain	(24)	22	(442)	(411)
Other (expense) income	(159)	10	(156)	(11)
Total other (expense) income	(1,093)	3,442	(2,532)	2,759
(Loss) income before income taxes from continuing operations	(3,058)	3,673	(9,698)	5,179
Income tax (benefit) expense from continuing operations	(657)	378	(253)	575
Net (loss) income from continuing operations	(2,401)	3,295	(9,445)	4,604
Discontinued operations
(Loss) income from operations of discontinued operations	(323)	(57)	(711)	(503)
Income tax (benefit) expense	(47)	2	(3)	(45)
Loss from discontinued operations	(276)	(59)	(708)	(458)
Net (loss) income	(2,677)	3,236	(10,153)	4,146
(Loss) earnings Per Share
Basic
(Loss) earnings from continuing operations	$(0.12)	$0.17	$(0.48)	$0.23
Loss from discontinued operations	$(0.01)	$-	$(0.04)	$(0.02)
Net (loss) earnings	$(0.14)	$0.16	$(0.51)	$0.21
Diluted
(Loss) earnings from continuing operations	$(0.12)	$0.17	$(0.48)	$0.23
Loss from discontinued operations	$(0.01)	$-	$(0.04)	$(0.02)
Net (loss) earnings	$(0.14)	$0.16	$(0.51)	$0.21
Weighted average common shares outstanding
Basic	19,762,726	19,685,251	19,748,249	19,681,666
Diluted	19,762,726	19,734,195	19,748,249	19,714,584

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	Unaudited	Unaudited	Unaudited	Unaudited
Net (loss) income:	$(2,677)	$3,236	$(10,153)	$4,146
Other comprehensive loss
Foreign currency translation adjustments	319	264	(189)	(356)
Total other comprehensive income (loss)	319	264	(189)	(356)
Total comprehensive (loss) income	$(2,358)	$3,500	$(10,342)	$3,790

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	For the three and six months ended June 30,
	2020	2019
	Unaudited	Unaudited
Number of common shares outstanding
Balance at December 31	19,713,185	19,645,773
Employee 2004 and 2019 incentive plan grant	49,884	39,822
Repurchase to satisfy withholding and cancelled	(2,949)	(2,882)
Balance at March 31	19,760,120	19,682,713
Employee 2004 and 2019 incentive plan grant	7,360	7,160
Balance at June 30	19,767,480	19,689,873
Common Stock
Balance at December 31	$130,710	$130,260
Employee 2004 and 2019 incentive plan grant	352	251
Repurchase to satisfy withholding and cancelled	(13)	(19)
Balance at March 31	$131,049	$130,492
Employee 2004 incentive plan grant	86	83
Balance at June 30	$131,135	$130,575
Paid in Capital
Balance at December 31	$2,793	$2,674
Share-based compensation	222	159
Employee 2004 and 2019 incentive plan grant	(352)	(251)
Balance at March 31	$2,663	$2,582
Share-based compensation	203	141
Employee 2004 and 2019 incentive plan grant	(86)	(83)
Balance at June 30	$2,780	$2,640
Retained Deficit
Deficit at December 31	$(50,253)	$(41,761)
Net (loss) income	(7,476)	910
Balance at March 31	$(57,729)	$(40,851)
Net income (loss)	(2,677)	3,236
Deficit at June 30	$(60,406)	$(37,615)
Accumulated Other Comprehensive Loss
Deficit at December 31	$(3,700)	$(3,169)
Loss on foreign currency translation	(508)	(620)
Balance at March 31	$(4,208)	$(3,789)
Gain on foreign currency translation	319	264
Deficit at June 30	$(3,889)	$(3,525)

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30,
	2020	2019
	Unaudited	Unaudited
Cash flows from operating activities:
Net (loss) income	$(10,153)	$4,146
Adjustments to reconcile net (loss) income to cash used for operating activities:
Depreciation and amortization	2,136	2,400
Changes in allowances for doubtful accounts	7	290
Changes in inventory reserves	(543)	585
Deferred income taxes	(69)	186
Amortization of deferred debt issuance costs	125	99
Amortization of debt discount	291	208
Change in value of interest rate swaps	—	(1)
Tradename impairment	137	—
Goodwill impairment	6,585	—
Change in value of securities held	—	(5,238)
Share-based compensation	424	300
Adjustment to deferred gain on sales and lease back	—	(95)
Loss on disposal of assets	—	94
Reserves for uncertain tax provisions	(131)	59
Changes in operating assets and liabilities:
Decrease in accounts receivable	5,743	6,720
Increase in inventory	(597)	(14,217)
Increase in prepaid expenses	(234)	(1,662)
Decrease in other assets	—	207
(Decrease) increase in accounts payable*	(28)	6,459
Increase in deferred income	3,747	—
Increase in accrued expenses	453	672
Increase (decrease) other current liabilities	46	(779)
Decrease in other long-term liabilities	(150)	(84)
Net cash provided by operating activities	7,789	349

Cash flows from investing activities:
Purchase of property and equipment	(541)	(1,284)
Investment in intangibles other than goodwill	—	(7)
Net cash used for investing activities	(541)	(1,291)
Cash flows from financing activities:
Borrowings on revolving term credit facility	8,500	—
Payments on convertible debt	(7,000)	—
Net borrowings working capital facilities (See Note 11)	(514)	(2,888)
New borrowings—other		414
Note payments	(190)	(471)
Shares repurchased for income tax withholding on share-based compensation	(13)	(19)
Payments on capital lease obligations	(230)	(204)
Net cash provided by (used for) financing activities	553	(3,168)
Net increase (decrease) in cash and cash equivalents	7,801	(4,110)
Effect of exchange rate changes on cash	(25)	(281)
Cash and cash equivalents at the beginning of the year**	23,577	22,348
Cash and cash equivalents at end of period**	$31,353	$17,957
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

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except share and per share data)

1. Nature of Operations and Basis of Presentation

The  Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019 and the related Condensed Consolidated Statements of Operations, Comprehensive Loss, Condensed Consolidated Statements of Shareholders’ Equity, and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods.  Interim results may not be indicative of results to be realized for the entire year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.  The Condensed Consolidated Balance Sheet as of December 31, 2019 was derived from our audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).

The Company is a leading provider of engineered lifting solutions and operates as a single reportable segment with four operating segments.  Operating activities are conducted through the following wholly-owned subsidiaries: Manitex, Inc. (“Manitex”), Badger Equipment Company (“Badger”), PM Oil and Steel S.p.A., formerly known as PM Group S.p.A, and its subsidiaries (“PM” or “PM Group”), Manitex Valla S.r.l. (“Valla”), Crane and Machinery, Inc. (“C&M”), and Crane and Machinery Leasing, Inc. (“C&M Leasing”).

The condensed consolidated financial statements include the accounts of Manitex International, Inc. and subsidiaries in which it has a greater than 50% voting interest (collectively, the “Company”).  All significant intercompany accounts, profits and transactions have been eliminated in consolidation.

COVID-19 Pandemic

The Company is closely monitoring the spread and impact of the COVID-19 pandemic and are continually assessing its potential effects on our business and our financial performance as well as the businesses of our customers and vendors. The Company cannot predict the duration or severity of the COVID-19 pandemic, and we cannot reasonably estimate the financial impact the COVID-19 outbreak will have on our results and significant estimates going forward.

Supplemental Cash Flow Information

Transactions for the periods ended June 30, 2020 and 2019 are as follows:

	Six Months Ended June 30,
	2020	2019
Interest received in cash	$74	$121
Interest paid in cash	1,933	1,786
Income tax payments (refunds) in cash	274	140

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

Restricted Cash

Certain of the Company’s lending arrangements require the Company to post collateral or maintain minimum cash balances in escrow. These cash amounts are reported as current assets on the balance sheets based on when the cash will be contractually released. Total restricted cash was $5,098 and $217 at June 30, 2020 and December 31, 2019, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amounts the Company’s customers are invoiced and do not bear interest. Accounts receivable is reduced by an allowance for amounts that may become uncollectible in the future. The Company is exposed to credit losses through the sale of products and services. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions, and a review of the current status of customer trade accounts receivables. Due to the short-term nature of such receivables, the estimate of amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers’ financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. The Company considered the current and future economic and market conditions surrounding the ongoing COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted at this time. The Company’s estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where the Company has information that the customer may have an inability to meet its financial obligations. The Company had allowances for doubtful accounts of $645 and $686 at June 30, 2020 and December 31, 2019, respectively.

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

Accounting for Paycheck Protection Program

The Company has elected to account for the PPP loan as a government grant and as such, under IAS 20 the loan was recorded as a deferred income liability on the balance sheet and when the loan will be forgiven the offset will be against the related expenses on the income statement. On the statement of cash flows, the loan has been recorded in cash provided by operating activities.

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

Comprehensive Income

Reporting “Comprehensive Income” requires reporting and displaying comprehensive income and its components. Comprehensive income includes, in addition to net earnings, other items that are reported as direct adjustments to shareholders’ equity. Currently, the comprehensive income adjustment required for the Company consists of a foreign currency translation adjustment, which is the result of consolidating its foreign subsidiaries.

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

Adoption of Highly Inflationary Accounting in Argentina

GAAP guidance requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100 percent. In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina (“PM Argentina”). Under highly inflationary accounting, PM Argentina’s functional currency became the Euro (its parent company’s reporting currency), and its income statement and balance sheet have been measured in Euros using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in other (income) and expense, net and was not material.  As of June 30, 2020, PM Argentina had a small net peso monetary position. Net sales of PM Argentina were less than 5 percent of our consolidated net sales for the six months ended June 30, 2020 and 2019, respectively.

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

In March 2020, the FASB issued guidance under ASC 848, Reference Rate Reform. This guidance provides optional expedients and exceptions to account for debt, leases, contracts, hedging relationships and other transactions that reference LIBOR or another reference rate if certain criteria are met. The guidance is effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We are currently evaluating the potential effects of the adoption of this guidance on our Consolidated Financial Statements.

There have been no other accounting pronouncements issued but not yet adopted by us which are expected to have a material impact on our Consolidated Financial Statements.

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

The following table disaggregates our revenue for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Equipment sales	$30,890	$48,727	$71,765	$95,111
Part sales	5,668	7,721	12,836	15,023
Installation services	557	931	1,247	1,670
Total Revenue	$37,115	$57,379	$85,848	$111,804

The Company attributes revenue to different geographic areas based on where items are shipped to or services are performed. The following table provides detail of revenues by geographic area for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$16,518	$27,771	$40,991	$54,668
Canada	1,333	5,776	3,813	11,794
Italy	4,448	6,689	9,781	11,612
Chile	1,262	2,439	3,347	4,822
France	2,310	2,264	5,093	4,210
Other	1,146	2,134	3,071	4,008
Argentina	992	2,023	2,296	3,890
United Kingdom	1,252	1,157	2,804	2,747
Spain	330	1,333	1,496	2,392
Germany	995	804	2,108	2,151
Finland	863	669	1,897	1,847
Mexico	610	1,195	785	1,739
Romania	143	850	763	1,015
Peru	—	276	142	734
Hong Kong	12	261	44	707
Singapore	1,032	545	1,038	637
Israel	671	148	832	585
Czech Republic	249	180	503	513
Netherlands	735	274	969	510
Ireland	3	86	93	403
Martinique	20	138	176	150
China	—	123	244	125
Morocco	16	91	38	91
Denmark	9	6	54	68
Turkey	37	—	119	63
United Arab Emirates	1,295	40	1,894	57
Bahrain	1	3	36	55
Indonesia	51	22	51	50
Saudi Arabia	25	24	45	48
Russia	348	20	348	37
Puerto Rico	158	26	394	34
Belgium	32	—	135	26
South Africa	—	12	67	15
Kuwait	—	—	—	1
Qatar	56	—	56	—
Malaysia	147	—	300	—
Ukraine	16	—	25	—
	$37,115	$57,379	$85,848	$111,804

Total Company Revenues by Sources

The sources of the Company’s revenues are summarized below for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Boom trucks, knuckle boom & truck cranes	$27,156	$43,816	$61,943	$83,387
Part sales	5,668	7,721	12,836	15,023
Other equipment	1,706	3,462	4,660	8,862
Rough terrain cranes	2,028	1,449	5,162	2,862
Installation services	557	931	1,247	1,670
Total Revenue	$37,115	$57,379	$85,848	$111,804

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

The following table summarizes changes in customer deposits are as follows:

	June 30, 2020	December 31, 2019
Customer deposits	$1,493	$1,835
Revenue recognized from customer deposits	(2,540)	(5,847)
Additional customer deposits received where revenue has not yet been recognized	2,456	5,658
Effect of change in exchange rates	(35)	(153)
	$1,374	$1,493

4. Financial Instruments—Marketable Securities, Forward Currency Exchange Contracts and Interest Rate Swap Contracts

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 by level within the fair value hierarchy. As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is summary of items that the Company measures at fair value on a recurring basis:

	Fair Value at June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Forward currency exchange contracts	$—	$139	$—	$139
Total current assets at fair value	$—	$139	$—	$139
Liabilities:
PM contingent liabilities	$—	$—	$315	$315
Valla contingent consideration	—	—	206	206
Total recurring liabilities at fair value	$—	$—	$521	$521

	Fair Value at December 31, 2019
	Level 1	Level 2	Level 3	Total
Liabilities:
PM contingent liabilities	$—	$—	$314	$314
Valla contingent consideration	—	—	205	205
Forward currency exchange contracts	—	99	—	99
Total liabilities at fair value	$—	$99	$519	$618

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	PM Contingent Consideration	Valla Contingent Consideration	Total
Liabilities:
Balance at January 1, 2020	$314	$205	$519
Effect of change in exchange rates	1	1	2
Balance at June 30, 2020	$315	$206	$521

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

Forward Currency Contracts

When the Company receives a significant order in a currency other than the operating unit’s functional currency, management may evaluate different options that are available to mitigate future currency exchange risks. As of June 30, 2020, the Company had no outstanding forward currency contracts that were in place to hedge future sales. Therefore, there are currently no unrealized pre-tax gains or losses which will be reclassified from other comprehensive income into earnings during the next 12 months.

In addition, the Company enters into forward currency exchange contracts in relationship such that the exchange gains and losses on certain assets and liabilities denominated in a currency other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. PM Group has an intercompany receivable denominated in Euros from its Chilean subsidiary.  At June 30, 2020, the Company had entered into two forward currency exchange contracts that mature on August 31, 2020.  Under the first contract the Company was obligated to sell 2,900,000 Chilean pesos for 3,263 euros. The Company had a second contract which obligated the Company to sell 120,000 Chilean pesos for $149. The purpose of the forward contracts is to mitigate the income effect related to this intercompany receivable that results with a change in exchange rate between the Euro and the Chilean peso.

Interest Rate Swap Contracts

A contract was signed by PM Group, for an original notional amount of € 482 (€ .01 at June 30, 2020), maturing on October 1, 2020 with interest paid monthly.   PM pays interest at a rate of 3.90% and receives from the counterparties interest at the “Euribor” rate for the period in question if greater than 0.90%.

As of June 30, 2020, the Company had the following forward currency contracts and interest rate swaps:

Nature of Derivative	Currency	Amount	Type
Forward currency sales contracts	Chilean peso	3,020,000	Not designated as hedge instrument
Interest rate swap contract	Euro	62	Not designated as hedge instrument

The following table provides the location and fair value amounts of derivative instruments that are reported in the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019:

Total derivatives NOT designated as a hedge instrument

		Fair Value
	Balance Sheet Location	June 30, 2020	December 31, 2019
Asset Derivatives
Foreign currency exchange contract	Prepaid expense and other	$139	$—

Liabilities Derivatives
Foreign currency exchange contract	Accrued expense	$—	$99

The following tables provide the effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019:

		Gain (loss)		Gain (loss)
	Location of gain or (loss) recognized in the Statement of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Derivatives Not Designated as Hedge Instruments
Forward currency contracts	Foreign currency transaction (losses) gains	$(152)	$(133)	$236	$(178)
Interest rate swap contracts	Interest expense	—	2	—	3
		$(152)	$(131)	$236	$(175)

The counterparty to each of the currency exchange forward contracts is a major financial institution with credit ratings of investment grade or better and no collateral is required. Management continues to monitor counterparty risk and believes the risk of incurring losses on derivative contracts related to credit risk is unlikely.

6. Inventory, net

The components of inventory are as follows:

	June 30, 2020	December 31, 2019
Raw materials and purchased parts, net	$35,778	$35,406
Work in process, net	4,146	5,547
Finished goods, net	19,136	16,865
Inventory, net	$59,060	$57,818

The Company has established reserves for obsolete and excess inventory of $7,619 and $7,961 as of June 30, 2020 and December 31, 2019, respectively.

7. Goodwill and Intangible Assets

Intangible assets and accumulated amortization by category as of June 30, 2020 is as follows:

	Weighted Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (in years)	Amount	Amortization	Amount
Patented and unpatented technology	6	$17,970	$(13,872)	$4,098
Customer relationships	6	18,612	(11,600)	7,012
Trade names and trademarks	12	4,829	(2,580)	2,249
Indefinite lived trade names		2,448		2,448
Total intangible assets, net				$15,807

Intangible assets and accumulated amortization by category as of December 31, 2019 is as follows:

	Weighted Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (in years)	Amount	Amortization	Amount
Patented and unpatented technology	7	$17,963	$(13,499)	$4,464
Customer relationships	6	18,602	(10,968)	7,634
Trade names and trademarks	12	4,829	(2,481)	2,348
Indefinite lived trade names		2,586		2,586
Total intangible assets, net				$17,032

Amortization expense for intangible assets was $540 and $572, and $1,080 and $1,147 for the three and six months ended June 30, 2020 and 2019, respectively.

Estimated amortization expense for the next five years and subsequent is as follows:

Amount
2021	$2,073
2022	2,073
2023	2,073
2024	2,055
2025	2,007
And subsequent	3,078
Total intangibles currently to be amortized	13,359
Intangibles with indefinite lives not amortized	2,448
Total intangible assets	$15,807

Changes in goodwill for the six months ended June 30, 2020 are as follows:

Total
Balance January 1, 2020	$32,635
Effect of change in exchange rates	(110)
Goodwill impairment	(6,567)
Balance June 30, 2020	$25,958

The Company performed an impairment assessment as of March 31, 2020, prior to its October 1, 2020 annual measurement date. The Company’s policy is to assess the realizability of its intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value. Future cash flow projections include assumptions for future sales levels, the impact of cost reduction programs, and the level of working capital needed to support each business. The amount of any impairment then recognized would be calculated as the difference between the estimated fair value and the carrying value of the asset. As of the valuation date, the global economy and the financial markets were experiencing severe adverse effects from the coronavirus disease (COVID-19) pandemic. While uncertainty remains as to its ultimate impact and duration, the COVID-19 pandemic is causing tremendous hardships globally and adversely impacting global and financial market conditions. At March 31, 2020, the Company considered a decrease in its market capitalization to be a triggering event and as such a valuation analysis was performed and goodwill and intangible assets were determined to be impaired, and as such non-cash impairment charges were made to selling, general and administrative expense and shown separately on the income statement as impairment of intangibles. In order to more closely align the estimated fair values of our reporting units to our overall market capitalization, an increase to our risk premium utilized within our discounted cash flows analysis was applied, resulting in an impairment charge to goodwill and intangible assets at our PM reporting unit in the amount of $6,585 and $137, respectively.

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

9. Accrued Expenses

	June 30, 2020	December 31, 2019
Accrued payroll	$1,738	$899
Accrued employee benefits	708	829
Accrued bonuses	760	797
Accrued vacation	1,293	1,218
Accrued interest	1,007	932
Accrued commissions	273	344
Accrued expenses—other	966	684
Accrued warranty	1,423	1,604
Accrued taxes other than income taxes	1,190	1,297
Accrued product liability and workers compensation claims	252	534
Total accrued expenses	$9,610	$9,138

10. Accrued Warranty

The accrued warranty liability is established using historical warranty claim experience; however, the current provision may be adjusted to take into consideration unusual or non-recurring events in the past or anticipated changes in future warrant claims.

	For the six months ended
	June 30,
	2020	2019
Balance January 1,	$1,604	$2,004
Accrual for warranties issued during the period	978	1,610
Warranty services provided	(1,145)	(1,727)
Changes in estimate	(6)	(75)
Foreign currency translation	(8)	(37)
Balance June 30,	$1,423	$1,775

11. Credit Facilities and Debt

U.S. Credit Facilities

At June 30, 2020, the Company and its U.S. subsidiaries have a Loan and Security Agreement, as amended (the “Loan Agreement”), with CIBC Bank USA (“CIBC”), formerly known as “The Private Bank and Trust Company”.  The Loan Agreement provides a revolving credit facility extending the maturity date from July 20, 2021 to July 20, 2023.   The aggregate amount of the facility increased from $25,000 to $30,000.

The maximum borrowing available to the Company under the Loan Agreement is limited to: (1) up to 85% of eligible receivables; plus (2) up to 50% of eligible inventory valued at the lower of cost or net realizable value subject to a $20,000 limit; plus (3) up to 80% of eligible used equipment, as defined, valued at the lower of cost or market subject to a $2,000 limit; plus (4) 85% of Eligible Bill and Hold Receivables (as defined in the Loan Agreement) subject to a $10,000 limit; plus (5) 50% of eligible Mexico receivables (as defined in the Loan Agreement) valued at the lower of cost or net realizable value subject to a $400 limit.  At June 30, 2020, the maximum the Company could borrow based on available collateral was $23,600. At June 30, 2020, the Company had $8,500 in borrowings with approximately $15,100 million available to borrow under its revolving credit facility. The Company had no borrowings at December 31, 2019.  The indebtedness under the Loan Agreement is collateralized by substantially all of the Company’s assets, except for certain assets of the Company’s subsidiaries.

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

The Loan Agreement subjects the Company and its domestic subsidiaries to a minimum quarterly EBITDA covenant (as defined in the Loan Agreement).  The minimum quarterly EBITDA covenant (as defined in the Loan Agreement) is $2,000 for all fiscal years starting with the fiscal year ended December 31, 2017 through the end of the agreement. Additionally, the Company and its domestic subsidiaries are subject to a Fixed Charge Coverage ratio of 1.10 to 1.00 measured on an annual basis beginning September 30, 2019 (based on a trailing twelve-month basis) through the term of the agreement. At the end of a quarter, if there is less than $15,000 of excess availability and more than $5,000 in outstanding borrowings, then covenant testing is required. The Loan Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, pay dividends or make distributions, repurchase stock, in each case subject to customary exceptions for a credit facility of this size.  The Company was not required to calculate covenant compliance calculations at June 30, 2020 and December 31, 2019.

The Loan Agreement has a Letter of Credit facility of $3,000, which is fully reserved against availability.

Note Payable—Winona Facility Purchase

At June 30, 2020, Badger has a balance on note payable to Avis Industrial Corporation of $233.  Badger is required to make 60 monthly payments of $10 that began on August 1, 2017.  The note dated July 26, 2017, had an original principal amount of $500 and annual interest rate of 8.00%.  The note is guaranteed by the Company.

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

PM Group Short-Term Working Capital Borrowings

At June 30, 2020, PM Group has established demand credit and overdraft facilities with five Italian banks, one Spanish bank and nine banks in South America. Under the facilities, PM Group can borrow up to approximately €20,635 ($23,188) for advances against invoices, and letter of credit and bank overdrafts. At December 31, 2019, PM Group had established demand credit and overdraft facilities with five Italian banks and nine banks in South America. Under the facilities, PM Group can borrow up to approximately €21,337 ($23,955) for advances against invoices, and letter of credit and bank overdrafts. These facilities are divided into two types: working capital facilities and cash facilities. Interest on the Italian working capital facilities and cash facilities is charged at the 3-month Euribor plus 175 or 200 basis points and 3-month Euribor plus 350 basis points, respectively. Interest on the South American facilities is charged at a flat rate of points for advances on invoices ranging from 8%-52% and 8-55% during the six months ended June 30, 2020 and 12 months ended December 31, 2019, respectively.

At June 30, 2020, the Italian banks has advanced PM Group €12,097 ($13,594), at variable interest rates, which currently range from 1.75% to 2.00%. At June 30, 2020, there were no advances to PM Group from the Spanish bank. At June 30, 2020, the South American banks had advanced PM Group €218 ($245). At December 31, 2019, the Italian banks had advanced PM Group €11,877 ($13,334), at variable interest rates, which currently range from 1.75% to 2.00%. At December 31, 2019, there were no advances to PM Group from the Spanish bank. At December 31, 2019, the South American banks had advanced PM Group €971 ($1,090). Total short-term borrowings for PM Group were €12,315 ($13,839) and €12,848 ($14,424) at June 30, 2020 and December 31, 2019, respectively.

PM Group Term Loans

At June 30, 2020, PM Group has a €9,494 ($10,668) term loan with two Italian banks, BPER and Unicredit. The term loan is split into a note and a balloon payment and is secured by PM Group’s common stock. At June 30, 2020, the note and balloon payment have an outstanding principal balance of €6,492 ($7,295) and €3,002 ($3,373) respectively.  Both are charged interest at a fixed rate of 3.5%, with an effective rate of 3.5% at June 30, 2020. The note is payable in annual installments of principal   €991 for 2020, €1,026 for 2021, €1,062 for 2022, €1,099 for 2023, €1,137 for 2024, and €1,177 for 2025.  The balloon payment is payable in a single payment of €3,002 in 2026. See above for restructuring. At December 31, 2019, the note and balloon payment had an outstanding principal balance of €6,492 ($7,289) and €3,002 ($3,439), respectively.

An adjustment in the purchase accounting to value the non-interest-bearing debt at its fair market value was made. At March 6, 2018, it was determined that the fair value of the debt was €480 or $550 less than the book value. This reduction is not reflected in the above descriptions of PM debt. This discount is being amortized over the life of the debt and being charged to interest expense. As of June 30, 2020, the remaining balance was €224 or $253 and has been offset to the debt.

At June 30, 2020, PM Group has unsecured borrowings with two Italian banks totaling €10,385 ($11,669). At December 31, 2019, PM Group has unsecured borrowings with three Italian banks totaling €10,385 ($11,659). Interest on the unsecured notes is charged at a stated and effective rate of 3.5% at June 30, 2020 and December 31, 2019. Annual payments of €1,731 are payable beginning in 2019 and ending in 2025.

PM Group is subject to certain financial covenants as defined by the debt restructuring agreement including maintaining (1) Net debt to EBITDA, (2) Net debt to equity, and (3) EBITDA to net financial charges ratios. The covenants are measured on a semi-annual basis beginning on December 31, 2018.    The Company was in compliance with the loan covenants at June 30, 2020.

At June 30, 2020 and December 31, 2019, Autogru PM RO, a subsidiary of PM Group, had three notes. The first note is payable in 60 monthly principal installments of €8 ($9), plus interest at the 1-month Euribor plus 300 basis points, effective rate of 3.00% at June 30, 2020 and December 31, 2019, maturing October 2020. At June 30, 2020 and December 31, 2019, the outstanding principal balance of the note was €34 ($38) and €84 ($94).

The second note is payable in monthly installments of €9 ($10) starting from September 2019 and ending in September 2020, and one final payment of €190 ($214) in September 2020. The note is charged interest at the 1-month Euribor plus 250 basis points, effective rate of 2.50% at June 30, 2020 and December 31, 2019.  At June 30, 2020, the outstanding balance was €167 ($188). At December 31, 2019, the outstanding principal balance of the note was €218 ($245).

The third note is divided in three parts: the first part is payable in 60 monthly installments of €1 ($1) plus interest at the 6-month Euribor plus 275 basis points, effective rate of 2.75% at June 30, 2020 and December 31, 2019, maturing February 2023; the second part is payable in 60 monthly installments of €4 ($5) plus interest at the 6-month Euribor plus 275 basis points, effective rate of 2.75% at June 30, 2020 and December 31, 2019, maturing April 2023; the third part  is payable in 60 monthly installments of €1 ($1) plus interest at the 6-month Euribor plus 275 basis points, effective rate of 2.75% at June 30, 2020 and December 31, 2019, maturing June 2023. At June 30, 2020 and December 31, 2019, the outstanding principal balance of the note was €199 ($224) and €234 ($263).

PM has an interest rate swap with a fair market value at June 30, 2020 and December 31, 2019 of €0.0 or $0 which has been included in debt.

Valla Short-Term Working Capital Borrowings

At June 30, 2020 and December 31, 2019, Valla had established demand credit and overdraft facilities with two Italian banks. Under the facilities, Valla can borrow up to approximately €660 ($742) and €660 ($741) as of June 30, 2020 and December 31, 2019, for advances against orders, invoices and bank overdrafts. Interest on the Italian working capital facilities is charged at a flat percentage rate for advances on invoices and orders ranging from 1.67% - 4.75% and 1.67% - 4.75%. At June 30, 2020 and December 31, 2019, the Italian banks had advanced Valla €334 ($376) and €269 ($302).

Valla Term Loans

At June 30, 2020 and December 31, 2019, Valla has a term loan with Carisbo.  The note is payable in quarterly principal installments beginning on October 30, 2017 of €8 ($9), plus interest at the 3-month Euribor plus 470 basis points, for an effective rate of 4.36% at June 30, 2020 and December 31, 2019. The note matures in January 2021. At June 30, 2020 and December 31, 2019, the outstanding principal balance of the note was €24 ($27) and €39 ($44).

At June 30, 2020, Valla has a term loan with BPER. The note is payable in monthly principal installments beginning on July 10, 2022 of €0.5 ($1), plus interest at 1.45%, for an effective rate of 1.46% at June 30, 2020. The note matures in January 2021. At June 30, 2020, the outstanding principal balance of the note was €25 ($28).

Financing Leases

Georgetown facility

The Company leases its Georgetown facility under a capital lease that expires on April 30, 2028.  The monthly rent is currently $70 and is increased by 3% annually on September 1 during the term of the lease.   At June 30, 2020, the outstanding capital lease obligation is $4,690.

Equipment

The Company has entered into a lease agreement with a bank pursuant to which the Company is permitted to borrow 100% of the cost of new equipment with 26 month repayment periods. At the conclusion of the lease period, for each piece of equipment the Company is required to purchase that piece of leased equipment for one dollar.

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

The following is a summary of amounts financed under equipment capital lease agreements:

				Balance as of
	Amount Borrowed	Repayment Period	Amount of Monthly Payment	June 30, 2020
Equipment inventory	$896	26	$18	$141

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

As of June 30, 2020, and December 31, 2019, the note had a remaining principal balance of $7,410 and $7,323 and an unamortized discount of $90 and $177, respectively.

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

As of June 30, 2020, the note had a remaining principal balance of $8,000 (less $49 debt issuance cost for a net debt of $7,951) and an unamortized discount of $0, compared to a remaining balance of $14,858 (less $98 debt issuance cost for a net debt of $14,760) and an unamortized discount of $142 at December 31, 2019.

In January 2020, the Company obtained consent from the Noteholders to make prepayments on the Notes in accordance with the terms of the Note Purchase Agreement. As of June 30, 2020, the Company has paid $7,000 in principal prepayments on the Notes.

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

If there was a rate explicit in the lease, this was the discount rate used. For those leases with no explicit or implicit interest rate, an incremental borrowing rate was used.  The weighted average remaining useful life for operating and finance leases was 4 and 7 years, respectively. The weighted average discount rate for operating and finance leases was 3.81% and 12.5% respectively.

Leases (thousands)	Classification	June 30, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease assets	$2,104	$2,174
Finance lease assets	Fixed assets, net	3,315	3,906
Total leased assets		$5,419	$6,080

Liabilities
Current
Operating	Current liabilities	$742	$813
Finance	Current liabilities	436	476

Non-current
Operating	Non-current liabilities	1,362	1,361
Finance	Non-current liabilities	4,395	4,584
Total lease liabilities		$6,935	$7,234

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost (thousands)	Classification	2020	2019	2020	2019
Operating lease costs	Operating lease assets	$269	$206	$531	$433
Finance lease cost
Depreciation/Amortization of leased assets	Depreciation or Inventory reserve	113	142	227	285
Interest on lease liabilities	Interest expense	148	169	299	314
Lease cost		$530	$517	$1,057	$1,032

	Three Months Ended June 30,		Six Months Ended June 30,
Other Information (thousands)	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$259	$242	$512	$490
Operating cash flows from finance leases	$114	$89	$227	$214
Financing cash flows from finance leases	$148	$169	$299	$314

Future principal minimum lease payments are:

	Operating Leases	Capital Leases
2021	$804	$1,007
2022	495	891
2023	317	918
2024	152	945
2025	115	974
And subsequent	391	2,922
Total undiscounted lease payments	2,274	7,657
Less interest	(170)	(2,826)
Total liabilities	$2,104	$4,831
Less current maturities	(742)	(436)
Non-current lease liabilities	$1,362	$4,395

14. Income Taxes

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was enacted. The CARES Act, among other things, includes provisions relating to net operating loss carrybacks, alternative minimum tax credit refunds, a modification to the net interest deduction limitations and a technical correction to tax depreciation methods for qualified improvement property. The Cares Act did not have a material impact on the Company’s consolidated financial statements for the three or six months ended June 30, 2020.

For the three months ended June 30, 2020, the Company recorded an income tax benefit from continuing operations of $657, which includes a discrete income tax benefit of $28. The calculation of the overall income tax provision for the three months ended June 30, 2020 primarily consists of foreign income taxes and a discrete income tax benefit related to the expiration of the statute of limitations for various state jurisdictions. For the three months ended June 30, 2019, the Company recorded an income tax provision of $378, which includes a discrete income tax provision of $13 for the accrual of taxes and interest related to unrecognized tax benefits.

The effective tax rate for the three months ended June 30, 2020 was an income tax provision of 21.48% on pretax loss of $3,058 compared to an income tax provision of 10.29% on a pretax income of $3,673 in the comparable prior period. The effective tax rate for the three months ended June 30, 2020 differs from the U.S. statutory rate of 21% primarily due to valuation allowance in the U.S. and Italy, nondeductible foreign permanent differences, income taxed in foreign jurisdictions at varying tax rates, and a decrease in unrecognized tax benefits related to the expiration of the statute of limitations for various state jurisdictions.

For the six months ended June 30, 2020, the Company recorded an income tax benefit from continuing operations of $253, which includes a discrete income tax benefit of $344. The calculation of the overall income tax provision for the six months ended June 30, 2020 primarily consists of foreign income taxes and a discrete income tax benefit related to the expiration of the statute of limitations for various state and foreign jurisdictions, and the settlement of the Romanian tax audit for 2017 and 2018, which includes a partial reduction in the valuation allowance at PM Italy caused by the indirect effects of uncertain tax positions embedded in foreign net operating loss carryforwards. For the six months ended June 30, 2019, the Company recorded an income tax provision of $575, which includes a discrete income tax provision of $60 for the accrual of taxes and interest related to unrecognized tax benefits.

The effective tax rate for the six months ended June 30, 2020 was an income tax benefit of 2.61% on pretax loss of $9,698 compared to an income tax provision of 11.1% on a pretax income of $5,179 in the comparable prior period. The effective tax rate for the six months ended June 30, 2020 differs from the U.S. statutory rate of 21% primarily due to the valuation allowance in the U.S. and Italy, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates and a decrease in unrecognized tax benefits related to the expiration of the statute of limitations for various state and foreign jurisdictions and the tax effects of settling the Romanian tax audit for 2017 and 2018.

The Company’s total unrecognized tax benefits as of June 30, 2020 and 2019 were approximately $4.0 million and $4.1 million. Included in the unrecognized tax benefits is a liability for the disputed Romania income tax audit assessment for tax years 2012-2016.  Depending upon the final resolution of the Italy audit and disputed Romanian income tax assessment, the uncertain tax position liability could be higher or lower than the amount recorded at June 30, 2020. The Romanian audit for tax years 2017 and 2018 was settled during the quarter ended March 31, 2020. A favorable resolution of an unrecognized tax benefit could be recognized as a reduction in the tax provision and effective rate in the period of resolution. An unfavorable settlement of an unrecognized tax benefit could increase the tax provision and effective tax rate and may require the use of cash in the period of resolution. We believe it is reasonably possible that a decrease of up to $0.3 million in unrecognized tax benefits will be realized within 12 months of the reporting date as a result of a lapse of the statute of limitations and for the anticipated resolution of the Italy tax audit.

15. Net (Loss) Earnings per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of convertible debt, restricted stock units and stock options. Details of the calculations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income from continuing operations	$(2,401)	$3,295	$(9,445)	$4,604
Loss from operations of discontinued operations, net of income taxes	(276)	(59)	(708)	(458)
Net (loss) income	$(2,677)	$3,236	$(10,153)	$4,146

(Loss) earnings per share
Basic
Net (loss) income from continuing operations	$(0.12)	$0.17	$(0.48)	$0.23
Loss from operations of discontinued operations, net of income taxes	$(0.01)	$—	$(0.04)	$(0.02)
Net (loss) income	$(0.14)	$0.16	$(0.51)	$0.21
Diluted
Net (loss) income from continuing operations	$(0.12)	$0.17	$(0.48)	$0.23
Loss from operations of discontinued operations, net of income taxes	$(0.01)	$—	$(0.04)	$(0.02)
Net (loss) income	$(0.14)	$0.16	$(0.51)	$0.21

Weighted average common shares outstanding
Basic	19,762,726	19,685,251	19,748,249	19,681,666

Diluted
Basic	19,762,726	19,685,251	19,748,249	19,681,666
Dilutive effect of restricted stock units and stock options	-	48,944	-	32,918
	19,762,726	19,734,195	19,748,249	19,714,584

The following securities were not included in the computation of diluted earnings per share as their effect would have been antidilutive:

	As of June 30,
	2020	2019
Unvested restricted stock units	258,671	162,218
Options to purchase common stock	97,437	47,437
Convertible subordinated notes	1,549,451	1,549,451
	1,905,559	1,759,106

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

Stock Issued to Employees and Directors

The Company issued shares of common stock to employees and Directors as restricted stock units issued under the Company’s 2004 Incentive Plan vested. Upon issuance entries were recorded to increase common stock and decrease paid in capital for the amounts shown below. The following is a summary of stock issuances that occurred during the period:

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
January 1, 2020	Employee	2,250	$13
March 6, 2020	Directors	7,920	47
March 13, 2020	Employee	39,714	292
May 15, 2020	Employee	560	6
May 31, 2020	Directors	6,800	79
		57,244	$437

Stock Repurchase

The Company purchases shares of Common Stock from certain employees at the closing share price on the date of purchase. The stock is purchased from the employees to satisfy employees’ withholding tax obligations related to stock issuances described above. The below table summarizes shares repurchased from employees during the current year through June 30, 2020:

Date of Purchase	Shares Purchased	Closing Price on Date of Purchase
March 13, 2020	2,949	$4.34

Equity was decreased by $13, the aggregated value of the shares reflected in the table above.

Manitex International, Inc. 2019 Equity Incentive Plan

In 2019, the Company adopted the Manitex International, Inc. 2019 Equity Incentive Plan (the “Plan”). In 2020, the Plan was amended to increase the number of shares authorized for issuance under the Plan from 279,717 to 779,717. The total number of shares reserved for issuance however, can be adjusted to reflect certain corporate transactions or changes in the Company’s capital structure. The Company’s employees and members of the board of directors who are not our employees or employees of our affiliates are eligible to participate in the plan. The plan is administered by a committee of the board comprised of members who are outside directors. The plan provides that the committee has the authority to, among other things, select plan participants, determine the type and amount of awards, determine award terms, fix all other conditions of any awards, interpret the plan and any plan awards. Under the plan, the committee can grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units, except Directors may not be granted stock appreciation rights, performance shares and performance units. During any calendar year, participants are limited in the number of grants they may receive under the plan. In any year, an individual may not receive options for more than 15,000 shares, stock appreciation rights with respect to more than 20,000 shares, more than 20,000 shares of restricted stock and/or an award for more than 10,000 performance shares or restricted stock units or performance units. The plan requires that the exercise price for stock options and stock appreciation rights be not less than fair market value of the Company’s common stock on date of grant.

Restricted stock units are subject to the same conditions as the restricted stock awards except the restricted stock units will not have voting rights and the common stock will not be issued until the vesting criteria are satisfied.

Restricted Stock Awards

The following table contains information regarding restricted stock units:

June 30, 2020
Outstanding on January 1, 2020	198,717
Units granted during the period	125,000
Vested and issued	(54,295)
Vested-issued and repurchased for income tax withholding	(2,949)
Forfeited	(7,802)
Outstanding on June 30, 2020	258,671

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $182 and $141 and $382 and $300 for the three and six months ended June 30, 2020 and 2019, respectively.  Additional compensation expense related to restricted stock units will be $337, $625 and $347 for the remainder of 2020, 2021 and 2022, respectively.

Stock Options

On September 1, 2019, 50,000 stock options were granted at $5.62 per share and vest ratably on each of the first three anniversary dates. Compensation expense related to stock options were $21 and $42 for the three month and six months ended June 30, 2020 compared to $0 for the comparable period. Additional compensation expense will be $27, $31 and $10 for the remainder of 2020, 2021 and 2022, respectively. The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model for stock options granted on September 1, 2019:

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

Additionally, beginning on December 31, 2011 through December 31, 2019, the Company’s workmen’s compensation insurance policy had a per claim deductible of $250 and annual aggregates that range from $1,000 to $1,875 depending on the policy year. The Company is fully insured for any amount on any individual claim that exceeds the deductible and for any additional amounts of all claims once the aggregate is reached. The Company does not believe that the contingencies associated with these workers’ compensation claims in aggregate will have a material adverse effect on the Company.

On May 5, 2011, the Company entered into two separate settlement agreements with two plaintiffs. As of June 30, 2020, the Company has a remaining obligation under the agreements to pay the plaintiffs an aggregate of $1,045 without interest in 12 annual installments of $95 on or before May 22 of each year. The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total payment will be charged to interest expense over the payment period.

It is reasonably possible that the “Estimated Reserve for Product Liability Claims” may change within the next 12 months. A change in estimate could occur if a case is settled for more or less than anticipated, or if additional information becomes known to the Company.

Romania Income Tax Audit

As described in Note 14, Income Taxes, included in the unrecognized tax benefits is a liability for the disputed Romania income tax audit assessment for tax years 2012-2016.  Depending upon the final resolution of the income tax assessment, the liability could be higher or lower than the amount recorded at June 30, 2020.

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

During the quarter ended March 31, 2017, the Company was the majority owner of ASV and, therefore, ASV was not a related party during that period.  In May 2017, the Company reduced is its ownership interest in ASV to 21.2% and in February 2018 further reduced its ownership to approximately 11%.   As such, ASV became a related party beginning in the quarter ended June 30, 2017.  The Company sold its remaining interest in ASV in September 2019 and ASV was no longer a related party at September 30, 2019.

As of June 30, 2020 and December 31, 2019, the Company had accounts receivable and payable with related parties as shown below:

		June 30, 2020	December 31, 2019
Accounts Receivable	Tadano	$59	$88
	Terex	11	9
		$70	$97

Accounts Payable	Terex	298	325
Net Related Party Accounts Payable		$228	$228

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

		Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Rent paid:	Bridgeview Facility (1)	$69	$68	$138	$136

Sales to:	Terex	$13	$5	$27	$8
	Tadano	62	139	612	139
Total Sales		$75	$144	$639	$147

Purchases from:	Terex	$133	$284	$280	$908

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

Note Payable to Terex

As of June 30, 2020, the Company had a convertible note payable of $7,410 (net of unamortized debt discount) to Terex.  See Note 12 for additional details regarding this convertible note.

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

For the six months ended June 30, 2020, cash flows provided by operating activities was $331, this consisted of depreciation expense of $45, no purchases of fixed assets and no amortization expense. For the six months ended June, 30, 2019, cash flows provided by operating activities were $146, this consisted of depreciation expense of $83, amortization expense of $148 and purchases of fixed assets of $8.

	As of
	June 30, 2020	December 31, 2019
ASSETS
Current assets
Cash	$41	$33
Trade receivables (net)	561	507
Inventory (net)	875	916
Prepaid expense and other	124	135
Total current assets of discontinued operations	1,601	1,591
Long-term assets
Total fixed assets (net)	269	314
Operating lease assets	25	99
Total long-term assets of discontinued operations	294	413
Total assets of discontinued operations	$1,895	$2,004
LIABILITIES
Current liabilities
Current operating lease liability	$27	$106
Accounts payable	323	381
Accrued expenses	185	187
Customer deposits	291	126
Total current liabilities of discontinued operations	826	800
Long-term liabilities
Other long-term liabilities	350	350
Total long-term liabilities of discontinued operations	350	350
Total liabilities of discontinued operations	$1,176	$1,150

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues	$1,386	$3,590	$2,885	$6,585
Cost of sales	1,411	3,252	2,966	6,291
Selling, general and administrative expenses	280	369	593	749
Interest expense	24	27	48	50
Other income	6	1	11	2
Net loss of discontinued operations before income tax	(323)	(57)	(711)	(503)
Income tax (benefit) expense related to discontinued operations	(47)	2	(3)	(45)
Net loss on discontinued operations	$(276)	$(59)	$(708)	$(458)

Note 21. Subsequent Events

On July 20, 2020, the Company paid down approximately $5.5 million in European bank debt at a 15% discount to its face value.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manitex International, Inc., through its wholly owned subsidiaries: Manitex, Badger, PM Group, Valla, C&M and C&M Leasing, designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries.

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

Recent Developments

Impact of COVID-19

We are continuing to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it is impacting our customers, employees, supply chain, and distribution network, as well as the demand for our products in the industries and markets that we serve. Our first priority is to the health and safety of our employees, customers, and business partners and we believe that we have taken every necessary step to keep our facilities clean and safe during the COVID-19 pandemic. While COVID-19 had a material impact on our reported results for our second quarter, we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the ultimate severity and duration of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown. See Part II, Item 1A, Risk Factors, for an additional discussion of risks related to COVD-19.

As a result of the impact of the COVID-19 outbreak, during the second quarter of 2020, the Company experienced a temporary reduction of its manufacturing and operating capacity in Italy as a result of government-mandated actions to control the spread of COVID-19 which impacted our revenues. Further, the Company may experience disruptions or delays in its supply chain as a result of such actions, which would result in higher supply chain costs to the Company in order to maintain the supply of materials and components for its products. In addition, the Company has modified its business practices (including practices regarding employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences).

The Company has experienced a recent decline in demand and volumes in its global businesses as a result of the impact of efforts to contain the spread of COVID-19. In addition, the Company’s customers may choose to delay or abandon projects on which the Company provides products and/or services.

Subsequent to the second quarter we took several actions to combat the COVID-19 outbreak induced downturn in our business including, but not limited to, the following:

•Restructuring plan for North American operations to generate approximately $5.4 million in annualized cost savings; and

•On July 20, 2020, the Company paid down approximately $5.5 million European bank debt at a 15% discount to its face value.

 In addition to the above, we continued to take steps to minimize the negative impact of the COVID-19 pandemic on our business and to protect the safety of our employees and customers. For the quarter ended June 30, 2020, we had available liquidity through cash and our credit facility of approximately $46 million to address liquidity concerns and we remained in compliance with the covenants in our bank Credit Facility as we were able to generate positive cash flow from operations of approximately $4.6 million in the second quarter 2020 and maintain a strong balance sheet.

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

Business Overview

PM Group remains a very bright spot in our portfolio, and we have made notable progress towards our goal of achieving higher levels of penetration in the global articulating cranes market. As we announced in our annual update in March, we started 2020 with robust demand for PM products, but unfortunately with the outbreak of COVID-19 in Italy, we were forced to temporarily halt production at our Italian facilities for approximately four weeks during the second quarter of 2020, with employees being told to stay home.  Even with these limitations, we delivered improved Adjusted EBITDA, year over year, and the backlog, at approximately $23 million an increase of 15% year over year, gives us visibility, all things equal, for a year of modest growth for PM, with improved Adjusted EBITDA margins that approaches our long-term targets.

In our North American operations, COVID-19 had a significant impact during the second quarter 2020 with lower production and increased uncertainty of future demand. Our North American operations have thus far remained opened during the pandemic, which has allowed us to deliver on our backlog. We are preparing as though the lower demand exacerbated by the COVID-19 pandemic is going to persist throughout the year, particularly in the Manitex straight-mast crane side of the business.

The Company’s backlog is $44.3 million and $65.3 million at June 30, 2020 and December 31, 2019, respectively.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Net (loss) income from continuing operations for the three-month periods ended June 30, 2020 and 2019

For the three months ended June 30, 2020 the Company had net loss of $2.4 million compared to net income of $3.3 million, respectively.

For the three months ended June 30, 2020, the net loss of $2.4 million consisted of revenue of $37.1 million, cost of sales of $31.6 million, research and development costs of $0.8 million, selling, general and administrative (“SG&A”) expenses of $6.7 million, interest expense of $0.9 million, interest income of $0.01 million, a foreign currency loss of $0.02 million and income tax benefit of $0.7 million.

For the three months ended June 30, 2019, the net income of $3.3 million consisted of revenue of $57.4 million, cost of sales of $46.9 million, research and development costs of $0.7 million, SG&A expenses of $9.6 million, interest expense of $1.1 million, interest income of $0.05 million, a gain in change in fair value of securities held of $4.4 million, a foreign currency gain of $0.02 million, other expense of $0.01, and income tax expense of $0.4 million.

Net revenues and gross profit —For the three months ended June 30, 2020, net revenues and gross profit were $37.1 million and $5.5 million, respectively. Gross profit as a percent of revenues was 14.9% for the three months ended June 30, 2020. For the three months ended June 30, 2019, net revenues and gross profit were $57.4 million and $10.5 million, respectively. Gross profit as a percent of revenues was 18.3% for the three months ended June 30, 2019.

Net revenues decreased $20.3 million or 35.4% to $37.1 million for the three months ended June 30, 2020 from $57.4 million for the comparable period in 2019. The decrease in revenues is primarily due to decreases in sales of straight mast cranes and decreases in knuckle boom cranes. The revenues for the three months ended June 30, 2020 were also unfavorably impacted by $0.3 million in foreign currency translation adjustments resulting from a weaker Euro.

Our gross profit decreased $5.0 million to $5.5 million for the three months ended June 30, 2020 from $10.5 million for the comparable period in 2019. The decrease in gross profit is attributable to decreases in revenues and product mix which caused a 3.4% decline in gross profit percentage. The decline in the gross profit percentage is primarily due to a decrease in the gross margin percentage generated on the sale of straight mast cranes.

Research and development —Research and development expense was $0.8 million for the three months ended June 30, 2020 compared with $0.7 million for the same period in 2019. The Company’s research and development spending reflects our continued commitment to develop and introduce new products that give the Company a competitive advantage.

Selling, general and administrative expense —SG&A expense for the three months ended June 30, 2020 was $6.7 million compared to $9.6 million for the comparable period in 2019, a decrease of $2.9 million. The decreases are primarily related to cost savings during the second quarter in 2020 in which the Italian entities were shut down, for five weeks, due to COVID-19. These cost savings were related to temporary layoffs and postponing consultant costs. There were also cost savings related to salary expenses, accounting fees and a net favorable exchange rate impact.

Operating (loss) income—For the three months ended June 30, 2020 and 2019, the Company had operating loss of $2.0 million compared to operating income of $0.2 million for the comparable period in 2019. Operating income decreased due to changes in revenue, cost of sales and operating expenses as explained above.

Interest expense —Interest expense was $0.9 million for the three months ended June 30, 2020 compared to $1.1 million for the comparable period in 2019. The decrease in interest expense is due to lower debt and interest rates.

Foreign currency transaction losses —For the three months ended June 30, 2020, the Company had foreign currency loss of $0.02 million compared to a gain of $0.02 million for the comparable period in 2019.  As previously stated, the Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in a currency other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds. Currency risks can be reduced but not eliminated in part because the Company has not been able to identify a strategy to effectively hedge the currency risks related to the Argentinian peso.   The Company records at the balance sheet date the forward currency exchange contracts at their market value with any associated gain or loss being recorded in current earnings as a currency gain or loss.

Income tax — On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was enacted. The CARES Act, among other things, includes provisions relating to net operating loss carrybacks, alternative minimum tax credit refunds, a modification to the net interest deduction limitations and a technical correction to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on the Company’s consolidated financial statements for the three months ended June 30, 2020.

For the three months ended June 30, 2020, the Company recorded an income tax benefit from continuing operations of $0.7 million, which includes a discrete income tax benefit of $0.03 million. The calculation of the overall income tax provision for the three months ended June 30, 2020 primarily consists of foreign income taxes and a discrete income tax benefit related to the expiration of the statute of limitations for various state jurisdictions. For the three months ended June 30, 2019, the Company recorded an income tax provision of $0.04 million, which includes a discrete income tax provision of $0.01 for the accrual of taxes and interest related to unrecognized tax benefits.

The effective tax rate for the three months ended June 30, 2020 was an income tax benefit of 21.48% on pretax loss of $3.1 million compared to an income tax provision of 10.29% on a pretax income of $3.7 million in the comparable prior period. The effective tax rate for the three months ended June 30, 2020 differs from the U.S. statutory rate of 21% primarily due to the valuation allowance in the U.S. and Italy, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates and a decrease in unrecognized tax benefits related to the expiration of the statute of limitations for various state jurisdictions.

Change in fair value of securities held— For the three months ended June 30, 2020, the Company held no marketable securities. For the three months ended June 30, 2019 the Company had a gain of $4.4 million. The gain for the three months ended June 30, 2019 was due to a change in the fair value of securities held in ASV (see Notes 2 and 8).

Net (loss) income from continuing operations— For the three months ended June 30, 2020 and 2019, the Company had a net loss of $2.4 million compared to a net income of $3.3 million, respectively. The change is explained above.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Net (loss) income from continuing operations for the six-month periods ended June 30, 2020 and 2019

For the six months ended June 30, 2020 and 2019 the Company had net loss of $9.4 million and net income of $4.6 million, respectively.

For the six months ended June 30, 2020 the net loss of $9.4 million consisted of revenue of $85.8 million, cost of sales of $70.1 million, research and development costs of $1.5 million, SG&A expenses of $14.8 million, impairment charge of $6.7 million, interest expense of $2.0 million, interest income of $0.1 million, foreign currency transaction loss of $0.4 million, other expense of $0.2 million, and income tax benefit of  $0.3 million. For the six months ended June 30, 2019 the net income of $4.6 million consisted of revenue of $111.8 million, cost of sales of $89.3 million, research and development costs of $1.4 million, SG&A expenses of $18.7 million, interest expense of $2.2 million, foreign currency transaction loss of $0.4 million, other loss of $0.01 million, equity investment income of $5.2 million and income tax benefit of $0.3 million.

Net revenues and gross profit —For the six months ended June 30, 2020, net revenues and gross profit were $85.8 million and $15.8 million, respectively. Gross profit as a percent of revenues was 18.4% for the six months ended June 30, 2020. For the six months ended June 30, 2019, net revenues and gross profit were $111.8 million and $22.5 million, respectively. Gross profit as a percent of revenues was 20.1% for the six months ended June 30, 2019.

Net revenues decreased $26.0 million or 23.3% to $85.8 million for the six months ended June 30, 2020 from $111.8 million for the comparable period in 2019.  The decreases are primarily due to decreases in straight mast cranes and knuckle boom cranes. The decrease is due to the impact of the ongoing of COVID-19 pandemic.  The revenues for the six months ended June 30, 2020 were also negatively impacted by $1.0 million in foreign currency translation adjustments resulting from a weaker Euro.

Our gross profit decreased $6.7 million to $15.8 million for the six months ended June 30, 2020 from $22.5 million for the comparable period in 2019. The decrease in gross profit is attributable to a decrease in revenues and a 1.7% decline in gross profit percentage. The decline in the gross profit percentage is primarily due to a decrease in the gross margin percentage generated on the sale of straight mast cranes.

Research and development —Research and development was $1.5 million for the six months ended June 30, 2020 compared to $1.4 million for the same period in 2019.  Research and development expenditures were relatively consistent with the prior period. The Company’s research and development spending continues to reflect our continued commitment to develop and introduce new products that give the Company a competitive advantage.

Selling, general and administrative expense —Selling, general and administrative expense for the six months ended June 30, 2020 was $14.8 million compared to $18.7 million for the comparable period in 2019, a decrease of $3.9 million.  The decreases are primarily related to cost savings during the second quarter of 2020 in which the Italian entities were shut down, for five weeks, due to COVID-19. These cost savings were related to temporary layoffs and postponing consultant costs. There were also cost savings related to salary expenses, accounting fees and a net favorable exchange rate impact.

Operating (loss) income —For the six months ended June 30, 2020 and 2019 the Company had operating loss of $7.2 million compared to income of $2.4 million for the comparable period in 2019.  Operating income increased due to changes in revenue, cost of sales and operating expenses as explained above.

Interest expense —Interest expense was $2.0 million for the six months ended June 30, 2020 compared to $2.2 million for the comparable period in 2019. In 2020, interest expense reflects the benefit of decreased in outstanding debt balances and lower interest rates.

Foreign currency transaction losses —For the six months ended June 30, 2020, the Company had a foreign currency loss of $0.4 million compared to a $0.4 million loss for the comparable period in 2019.  As previously stated, the Company attempts to purchase forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in a currency other than the reporting units’ functional currency will be offset by the changes in the market value of the forward currency exchange contracts it holds. A substantial portion of the losses relate to changes in the Argentinian peso.  The Company has not been able to identify a strategy to effectively hedge the currency risks related to the Argentinian peso.

Income tax — On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was enacted. The CARES Act, among other things, includes provisions relating to net operating loss carrybacks, alternative minimum tax credit refunds, a modification to the net interest deduction limitations and a technical correction to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on the Company’s consolidated financial statements for the six months ended June 30, 2020.

For the six months ended June 30, 2020, the Company recorded an income tax benefit from continuing operations of $0.3 million, which includes a discrete income tax benefit of $0.3 million. The calculation of the overall income tax provision for the six months ended June 30, 2020 primarily consists of foreign income taxes and a discrete income tax benefit related to the expiration of the statute of limitations for various state and foreign jurisdictions, and the settlement of the Romanian tax audit for 2017 and 2018, which includes a partial reduction in the valuation allowance at PM Italy caused by the indirect effects of uncertain tax positions embedded in foreign net operating loss carryforwards. For the six months ended June 30, 2019, the Company recorded an income tax provision of $0.6 million, which includes a discrete income tax provision of $0.06 million for the accrual of taxes and interest related to unrecognized tax benefits.

The effective tax rate for the six months ended June 30, 2020 was an income tax benefit of 2.61% on pretax loss of $9.7 million compared to an income tax provision of 11.1% on a pretax income of $5.2 million in the comparable prior period. The effective tax rate for the six months ended June 30, 2020 differs from the U.S. statutory rate of 21% primarily due to the valuation allowance in the U.S. and Italy, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates, and a decrease in unrecognized tax benefits related to the expiration of the statute of limitations for various state and foreign jurisdictions and the tax effects of settling the Romanian tax audit for 2017 and 2018.

Other loss— For the six months ended June 30, 2020 and 2019, the Company had other loss of $0.2 million compared to $0.01 million in other loss for the comparable period.

Change in fair value of securities held— For the six months ended June 30, 2020, the Company held no marketable securities. For the six months ended June 30, 2019, the Company had a gain of $5.2 million. Losses for the six months ended June 30, 2019 were due to a change in the fair value of securities held in ASV (see Notes 2 and 8 in the accompanying Condensed Consolidated Financial Statements).

Net (loss) income from continuing operations —For the six months ended June 30, 2020 and 2019 the Company had net loss of $9.4 million compared to net income of $4.6 million, respectively.  The change is explained above.

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

On April 14, 2020, the Company and its United States subsidiaries received the PPP Loan under the Paycheck Protection Program which is part of the recently enacted CARES Act administered by the U.S. Small Business Administration. The Company received total proceeds of $3.7 million from the PPP Loan which we anticipate to be fully forgiven. In accordance with the requirements of the PPP, the Company is using proceeds from the PPP Loan primarily for payroll costs. The loan is recorded on the balance sheet in current liabilities as deferred income liability and cash provided by operating activities on the statement of cash flows (See Note 2 for accounting policy on loan).

Cash, cash equivalents and restricted cash were $31.4 million at June 30, 2020 compared to $23.6 million at December 31, 2019. In addition, the Company has a U.S. revolving credit facility with a maturity date of July 20, 2023. At June 30, 2020, the Company had approximately $15.1 million available to borrow under its revolving credit facility.

At June 30, 2020, the PM Group had established working capital facilities with five Italian, one Spanish and nine South American banks. Under these facilities, the PM Group can borrow $23.2 million against orders, invoices and letters of credit. At June 30, 2020, the PM Group had received advances of $13.8 million. Future advances are dependent on having available collateral.

Our subsidiary in Argentina (“PM Argentina”) began accounting for their operations as highly inflationary effective July 1, 2018, as required by GAAP.  Under highly inflationary accounting, PM Argentina’s functional currency became the Euro (its parent company reporting currency), and its income statement and balance sheet have been measured in Euros using both current and historical rates of exchange.  The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in other (income) and expense, net and was not material.  As of June 30, 2020, PM Argentina had a small net peso monetary position.  Net sales of PM Argentina were less than 5 percent of our consolidated net sales for the six months ended June 30, 2020 and 2019.

On June 26, 2019, ASV entered into an Agreement and Plan of Merger. The Company’s investment in ASV common stock was converted into $7.05 per share in cash. The Company received approximately $7.6 million in cash in September of 2019.

Change in Debt

During the six months ended June 30, 2020, total debt increased by $0.9 million to $65.7 million at June 30, 2020 from $64.8 million at December 31, 2019.

The following is a summary of the net decrease in our indebtedness from December 31, 2019 to June 30, 2020:

Facility	Increase/(decrease)
U.S. Revolver	$8.5	million
Note payable—Badger	(0.1)	million
Capital leases-buildings	(0.1)	million
Capital leases-equipment	(0.2)	million
Convertible note-Terex	0.1	million
Convertible note-Perella	(6.9)	million
PM	(0.6)	million
Valla note payable	(0.0)	million
Valla working capital borrowings	0.1	million
	$0.8	million
Debt issuance costs	0.1	million
	$0.9	million

(1)

The amounts on the above table are calculated by determining the differences between the U.S. dollar amounts, or in case of foreign debt, the difference in U.S. amount of local currency debt for June 30, 2020 and December 31, 2019 converted at the exchange rate as of the two respective balance sheet dates. The net change on the above tables agrees to the change in debt that appears on the face of the Company’s balance sheet.

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

Outstanding borrowings

The following is a summary of our outstanding borrowings at June 30, 2020:

(In millions)

	Outstanding Balance	Interest Rate	Interest Paid	Principal Payment
U.S. Revolver	$8.5	N/A	Monthly	July 20, 2023 maturity
Convertible note—Terex	7.4	7.5%	Semi-Annual	January 1, 2021 maturity
Convertible note—Perella	8.0	7.5%	Semi-Annual	January 7, 2021 maturity
Capital lease—cranes for sale	0.1	5.5%	Monthly	January 13, 2021 maturity
Capital lease—Georgetown facility	4.7	12.5%	Monthly	$0.06 million monthly payment includes interest. April 30, 2028 maturity
Note payable—Winona Facility	0.2	8.0%	Monthly	$0.01 million monthly
PM unsecured borrowings	11.7	3.5%	Semi-Annual	Variable semi-annual starting December 2019 through December 2025
PM Autogru term loan #1	-	3.00%	Monthly	$0.01 million monthly through October 2020
PM Autogru term loan #2	0.1	2.50%	Monthly	$0.01 monthly through September 2020
PM Autogru term loan #3	0.2	2.75%	Monthly	Monthly through June 2023
PM term loans with related accrued interest, interest rate swaps and FMV adjustments	10.6	0 to 3.5%	Semi-Annual	Annual installments starting December 2019 and a balloon payment in December 2026
PM short-term working capital borrowings	13.8	1.75 to 65.0%	Monthly	Upon payment of invoice
Valla note payable	-	4.38%	Quarterly	Over 14 quarterly payments
Valla short-term working capital borrowings	0.4	4.50 to 4.75%	Monthly	Upon payment of invoice or letter of credit
	$65.7
Debt issuance costs	0.0

Debt net of issuance costs	$65.7

Future availability under credit facilities

As stated above, the Company had cash of $31.4 million and approximately $23.6 million available to borrow under its credit facility and as of June 30, 2020, the Company had drawn down $8.5 million leaving $15.1 million of remaining availability in this facility.

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

Cash flows for the six-month period ended June 30, 2020 compared to six-months ended June 30, 2019

Operating Activities - For the first six months of 2020, cash flow provided by operating activities was $7.8 million compared to $0.3 million for the same period in the prior year. The increase reflected an increase of $3.7 million in cash provided by the PPP Loan noted above. Further, the increase related to working capital primarily driven by effective accounts receivable and accounts payable management in the first three months of 2020 compared to the same period in the prior year.

Investing Activities - Cash used by investing activities was $0.5 million in the first six months of 2020, compared to $1.3 million in the same period a year ago.  Cash used in both the six-month periods were related to cash payments for plant, property and equipment.

Financing Activities - Cash provided by financing activities was a slight inflow for the six months ended June 30, 2020 which included a decrease in working capital borrowing of $0.5 million, repayments of the convertible debt of $7.0 million and borrowings on the revolving credit facility of $8.5 million. Cash from financing activities was an outflow of $3.2 million for the six months ended June 30, 2019, which included working capital outflow of $2.9 million.

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

Off-Balance Sheet Arrangements

CIBC has issued 2 standby letters of credit at June 30, 2020.  The first standby letter of credit is $0.4 million in favor of an insurance carrier to secure obligations which may arise in connection with future deductible payments that may be incurred under the Company’s worker’s compensation insurance policies.  The second standby letter of credit is $20 thousand in favor of a governmental agency to secure obligations which may arise in connection with worker’s compensation claims.

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

Item 4—Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), and the Audit Committee of the Board of Directors, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as of June 30, 2020.  The Company’s evaluation has identified certain material weaknesses in its internal control over financial reporting as further described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Based on the evaluation of these material weaknesses, the Company has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2020 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on a number of factors, including the completion of the Audit Committee’s internal investigation, our internal review that identified revisions to our previously issued financial statements, and efforts to remediate the material weaknesses in internal control over financial reporting described below we believe the condensed consolidated financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

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

Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have determined that there were deficiencies in our internal control over financial reporting that constitute material weaknesses, as defined by SEC regulations, at June 30, 2020, with respect to procedures for:

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

Accordingly, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting and disclosure controls and procedures, as defined by SEC regulations, were not effective at June 30, 2020.

Management’s Remediation Activities

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

•	Information Technology policies and procedures have been developed for all United States entities. Testing to confirm implementation will take place through the end of 2020;

•	Other control improvements will include employee retraining with respect to the Company’s Code of Ethics will begin in Q3 2020; and

•	Executive oversight will be improved through additional reporting requirements and meetings.

The audit committee has directed management to develop a detailed plan and timetable for the implementation of the foregoing remedial measures (to the extent not already completed) and will monitor their implementation. Management completed development/implementation of the detailed plan during the third quarter of 2019 and has been providing updates to the audit committee on a periodic basis. As part of the plan, during the third quarter of 2019, the Company hired an information technology director to evaluate and improve the information technology controls at our U.S. operations so as to enable us to identify and mitigate risks of material accounting errors. During the second quarter of 2019, the Company engaged a top ten accounting firm to help with remediating its material weaknesses. In addition, under the direction of the audit committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

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

Item 1A—Risk Factors

As of the date of this filing, other than as described in this Item 1A, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2019.

The ongoing COVID-19 pandemic could continue to have an adverse effect on our business, financial condition, results of operations and cash flows.

The global outbreak of COVID-19 severely restricted the level of economic activity in many parts of the world. In response to this outbreak, the governments of many countries, states, cities and other geographic regions have taken a variety of preventative or protective actions, such as imposing restrictions on travel and business operations. While some countries have experienced declining numbers of COVID-19 cases and have therefore reversed some of these preventative and protective measures, others, including certain areas of the United States, have experienced increases in COVID-19 cases and have implemented or are considering implementing or re-implementing such actions.  These measures, while intended to curtail the spread of COVID-19, have and are expected to continue to have significant adverse impacts on domestic and foreign economies of uncertain severity and duration. The  outbreak and continued spread of COVID-19 have resulted in an economic slowdown. Currently, the effectiveness of economic stabilization efforts and other measures being taken to mitigate the effects of these actions and the spread of COVID-19 is uncertain.

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

The COVID-19 outbreak has impacted, and may continue to impact, our office locations and manufacturing facilities, as well as those of our third-party vendors, including the effects of facility closures, reductions in operating hours and other social distancing efforts. In addition, we have modified our business practices (including practices regarding employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, suppliers and other partners. These modifications to our business practices may cause us to experience reductions in productivity and disruptions to our business routines. Further, we have experienced, and may continue to experience, disruptions or delays in our supply chain as a result of such actions, which has resulted in higher supply chain costs to us in order to maintain an adequate supply of materials and components for our products.

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

We may also experience impacts from market downturns and changes in consumer behavior related to pandemic fears as a result of COVID-19. For example, we have experienced a recent decline in demand in our global businesses as a result of the impact of efforts to contain the spread of COVID-19. In addition, our customers may choose to delay or abandon projects on which we provide products. We may also experience adverse impacts on demand and sales volumes from industries that are sensitive to economic downturns and volatility in commodity prices. If these adverse impacts continue, our stock price and the operating performances of our businesses could be adversely affected, which could require us to incur material impairment, restructuring or other charges. For example, during the quarter ended June 30, 2020, our revenues were impacted significantly and for the quarter ended March 31, 2020, we were required to record impairment charges to goodwill and indefinite-lived intangible assets related to PM Group.

Further, the impact of COVID-19 has caused significant uncertainty and volatility in the credit markets. We rely on the credit markets to provide us with liquidity to operate and grow our businesses beyond the liquidity that our operating cash flows provide. If our access to capital were to become significantly constrained or if costs of capital increased significantly due the impact of COVID-19, including volatility in the capital markets, or other factors, then our financial condition, results of operations and cash flows could be adversely affected.

Lastly, if the COVID-19 pandemic becomes more pronounced in our global markets, resurges in markets recovering from the spread of COVID-19, our operations in impacted areas could experience further adverse financial impacts due to market changes and other resulting events and circumstances. The extent to which the COVID-19 outbreak impacts our financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19, the longevity of COVID-19, the impact of COVID-19 on economic activity, and the actions to contain its impacts on public health and the global economy. The impact of COVID-19 may also exacerbate other risks discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, any of which could have a material effect on our financial condition, results of operations and cash flows.

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
April 1—April 30, 2020
May 1—May 31, 2020
June 1—June 30, 2020

	—	$—	—	—

Item 3—Defaults Upon Senior Securities

None

Item 4—Mine Safety Disclosures

Not applicable.

Item 5—Other Information

None.

Item 6—Exhibits

See the Exhibit Index set forth below for a list of exhibits included with this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	First Amendment to the Manitex International, Inc. 2019 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 4, 2020).

31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File-The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 7, 2020

By:	/s/ STEVE FILIPOV
Steve Filipov
Chief Executive Officer and Director
(Principal Executive Officer)

August 7, 2020

By:	/s/ LAURA R. YU
Laura R. Yu
Chief Financial Officer (Principal Financial and Accounting Officer)