Form 10-Q
period 2020-09-30
Manitex International, Inc.
filed 2020-11-05
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of the registrant’s common stock, no par, outstanding at November 2, 2020 was 19,791,614.

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Manitex International, Inc. speaks as of September 30, 2020 unless specifically noted otherwise.  Unless otherwise indicated, Manitex International, Inc., together with its consolidated subsidiaries, is hereinafter referred to as “Manitex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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

FORM 10-Q INDEX

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets
Cash	$23,331	$23,327
Cash – restricted	231	217
Trade receivables (net)	29,916	34,725
Other receivables	997	1,033
Inventory (net)	58,641	57,818
Prepaid expense and other current assets	4,392	4,706
Current assets of discontinued operations	180	1,591
Total current assets	117,688	123,417
Total fixed assets, net of accumulated depreciation of $18,551 and $16,818 at September 30, 2020 and December 31, 2019, respectively	18,531	19,035
Operating lease assets	2,160	2,174
Intangible assets (net)	15,752	17,032
Goodwill	26,699	32,635
Other long-term assets	168	281
Deferred tax asset	415	441
Long-term assets of discontinued operations	—	413
Total assets	$181,413	$195,428
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$17,832	$18,212
Convertible note - related party (net)	7,455	7,323
Convertible note (net)	7,976	—
Current portion of finance lease obligations	352	476
Current portion of operating lease liabilities	761	813
Accounts payable	29,337	29,593
Accounts payable related parties	33	228
Accrued expenses	9,265	9,138
Customer deposits	1,669	1,493
Deferred income liability	3,747	—
Current liabilities of discontinued operations	215	800
Total current liabilities	78,642	68,076
Long-term liabilities
Revolving term credit facilities	5,000	—
Notes payable (net)	15,368	19,446
Finance lease obligations (net of current portion)	4,311	4,584
Non-current operating lease liabilities	1,398	1,361
Convertible note (net)	—	14,760
Deferred gain on sale of property	607	667
Deferred tax liability	959	721
Other long-term liabilities	5,795	5,913
Long-term liabilities of discontinued operations	—	350
Total long-term liabilities	33,438	47,802
Total liabilities	112,080	115,878
Commitments and contingencies
Equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at September 30, 2020 and December 31, 2019	—	—
Common Stock—no par value 25,000,000 shares authorized, 19,794,316 and 19,713,185 shares issued and outstanding at September 30, 2020, and December 31, 2019, respectively	131,276	130,710
Paid in capital	2,870	2,793
Retained deficit	(61,977)	(50,253)
Accumulated other comprehensive loss	(2,836)	(3,700)
Total equity	69,333	79,550
Total liabilities and equity	$181,413	$195,428

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenues	$36,466	$50,599	$122,314	$162,403
Cost of sales	29,807	42,164	99,877	131,478
Gross profit	6,659	8,435	22,437	30,925
Operating expenses
Research and development costs	788	497	2,246	1,890
Selling, general and administrative expenses	6,462	7,808	21,226	26,485
Impairment of intangibles	—	1,539	6,722	1,539
Total operating expenses	7,250	9,844	30,194	29,914
Operating (loss) income	(591)	(1,409)	(7,757)	1,011
Other (expense) income
Interest expense	(825)	(1,121)	(2,833)	(3,298)
Interest income	6	41	80	161
Gain on extinguishment of debt	595	—	595	—
Change in fair value of securities held	—	216	—	5,454
Foreign currency transaction loss	(229)	(307)	(671)	(718)
Other expense	(341)	(11)	(497)	(22)
Total other (expense) income	(794)	(1,182)	(3,326)	1,577
(Loss) income before income taxes from continuing operations	(1,385)	(2,591)	(11,083)	2,588
Income tax expense (benefit) from continuing operations	62	1,874	(191)	2,449
Net (loss) income from continuing operations	(1,447)	(4,465)	(10,892)	139
Discontinued operations
Loss from operations of discontinued operations	(120)	(7,302)	(831)	(7,805)
Income tax expense	4	84	1	39
Loss from discontinued operations	(124)	(7,386)	(832)	(7,844)
Net loss	(1,571)	(11,851)	(11,724)	(7,705)
(Loss) earnings Per Share
Basic
(Loss) earnings from continuing operations	$(0.07)	$(0.23)	$(0.55)	$0.01
Loss from discontinued operations	$(0.01)	$(0.38)	$(0.04)	$(0.40)
Net loss	$(0.08)	$(0.60)	$(0.59)	$(0.39)
Diluted
(Loss) earnings from continuing operations	$(0.07)	$(0.23)	$(0.55)	$0.01
Loss from discontinued operations	$(0.01)	$(0.38)	$(0.04)	$(0.40)
Net loss	$(0.08)	$(0.60)	$(0.59)	$(0.39)
Weighted average common shares outstanding
Basic	19,778,225	19,690,233	19,758,241	19,684,521
Diluted	19,778,225	19,690,233	19,758,241	19,715,072

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss:	$(1,571)	$(11,851)	$(11,724)	$(7,705)
Other comprehensive loss
Foreign currency translation adjustments	1,053	(1,074)	864	(1,430)
Total other comprehensive income (loss)	1,053	(1,074)	864	(1,430)
Total comprehensive loss	$(518)	$(12,925)	$(10,860)	$(9,135)

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	For the three and nine months ended
	2020	2019
Number of common shares outstanding
Balance at December 31	19,713,185	19,645,773
Employee 2004 and 2019 incentive plan grant	49,884	39,822
Repurchase to satisfy withholding and cancelled	(2,949)	(2,882)
Balance at March 31	19,760,120	19,682,713
Employee 2004 and 2019 incentive plan grant	7,360	7,160
Balance at June 30	19,767,480	19,689,873
Employee 2004 incentive plan grant	27,068	2,945
Repurchase to satisfy withholding and cancelled	(232)	(882)
Balance at September 30	19,794,316	19,691,936
Common Stock
Balance at December 31	$130,710	$130,260
Employee 2004 and 2019 incentive plan grant	352	251
Repurchase to satisfy withholding and cancelled	(13)	(19)
Balance at March 31	$131,049	$130,492
Employee 2004 incentive plan grant	86	83
Balance at June 30	$131,135	$130,575
Employee 2004 incentive plan grant	142	22
Repurchase to satisfy withholding and cancelled	(1)	(5)
Balance at September 30	$131,276	$130,592
Paid in Capital
Balance at December 31	$2,793	$2,674
Share-based compensation	222	159
Employee 2004 and 2019 incentive plan grant	(352)	(251)
Balance at March 31	$2,663	$2,582
Share-based compensation	203	141
Employee 2004 and 2019 incentive plan grant	(86)	(83)
Balance at June 30	$2,780	$2,640
Share-based compensation	233	148
Employee 2004 incentive plan grant	(143)	(22)
Balance at September 30	$2,870	$2,766
Retained Deficit
Deficit at December 31	$(50,253)	$(41,761)
Net (loss) income	(7,476)	910
Balance at March 31	$(57,729)	$(40,851)
Net (loss) income	(2,677)	3,236
Deficit at June 30	$(60,406)	$(37,615)
Net loss	(1,571)	(11,851)
Deficit at September 30	$(61,977)	$(49,466)
Accumulated Other Comprehensive Loss
Deficit at December 31	$(3,700)	$(3,169)
Loss on foreign currency translation	(508)	(620)
Balance at March 31	$(4,208)	$(3,789)
Gain on foreign currency translation	319	264
Deficit at June 30	$(3,889)	$(3,525)
Gain (loss) on foreign currency translation	1,053	(1,074)
Deficit at September 30	$(2,836)	$(4,599)

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(11,724)	$(7,705)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	3,190	3,592
Gain on sale of discontinued operations	(376)	—
Gain on extinguishment of debt	(595)	—
Changes in allowances for doubtful accounts	18	445
Changes in inventory reserves	(578)	1,130
Deferred income taxes	(21)	1,985
Amortization of deferred debt issuance costs	161	119
Amortization of debt discount	454	315
Change in value of interest rate swaps	—	(1)
Tradename impairment	137	2,310
Goodwill impairment	6,585	3,165
Customer relationship impairment	—	2,637
Disposal of assets	1	—
Change in value of securities held	—	(5,454)
Share-based compensation	657	447
Adjustment to deferred gain on sales and lease back	—	(95)
Loss on disposal of assets	—	95
Reserves for uncertain tax provisions	(131)	92
Changes in operating assets and liabilities:
Decrease in accounts receivable	5,845	7,885
Increase in inventory	742	(12,235)
Increase in prepaid expenses	536	(1,598)
Decrease in other assets	—	220
(Decrease) increase in accounts payable*	(1,764)	(3,831)
Increase in deferred income	3,747	—
Increase in accrued expenses	(216)	379
Increase (decrease) other current liabilities	123	(715)
Decrease in other long-term liabilities	(176)	(107)
Net cash provided by (used for) operating activities	6,615	(6,925)

Cash flows from investing activities:
Proceeds from the sale of investment	—	7,614
Proceeds from the sale of discontinued operations (Note 20)	1,610	—
Purchase of property and equipment	(619)	(1,522)
Investment in intangibles other than goodwill	—	(7)
Net cash provided by investing activities	991	6,085
Cash flows from financing activities:
Borrowings on revolving term credit facility	8,500	—
Payments on revolving credit facility	(3,500)	—
Payments on convertible debt	(7,000)	—
Net (payments) borrowings working capital facilities (See Note 11)	(136)	23
New borrowings—other	—	588
Note payments	(5,882)	(931)
Shares repurchased for income tax withholding on share-based compensation	(14)	(25)
Payments on capital lease obligations	(397)	(310)
Net cash used for financing activities	(8,429)	(655)
Net decrease in cash and cash equivalents	(823)	(1,495)
Effect of exchange rate changes on cash	806	(601)
Cash and cash equivalents at the beginning of the year**	23,579	22,348
Cash and cash equivalents at end of period**	$23,562	$20,252
See Note 1 for supplemental cash flow disclosures

*Includes related party activities, see Note 18.

**Includes cash from discontinued operations, see Note 20.

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. Nature of Operations and Basis of Presentation

The unaudited Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019 and the related Condensed Consolidated Statements of Operations, Comprehensive Loss, Condensed Consolidated Statements of Shareholders’ Equity, and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods.  Interim results may not be indicative of results to be realized for the entire year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.  The Condensed Consolidated Balance Sheet as of December 31, 2019 was derived from our audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).

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

COVID-19 Pandemic

The Company is continuing to closely monitor the spread and impact of the COVID-19 pandemic and are continually assessing its potential effects on our business and our financial performance as well as the businesses of our customers and vendors. The Company cannot predict the duration or severity of the COVID-19 pandemic, and we cannot reasonably estimate the financial impact the COVID-19 outbreak will have on our results and significant estimates going forward.

Supplemental Cash Flow Information

Transactions for the periods ended September 30, 2020 and 2019 are as follows:

	Nine months ended September 30,
	2020	2019
Interest received in cash	$80	$161
Interest paid in cash	3,027	3,026
Income tax payments in cash	577	148

Equity Investment

Prior to the quarter ended September 30, 2017, the Company owned a 51% interest in ASV Holdings, Inc., which was formerly known as A.S.V., LLC (“ASV”).  On May 11, 2017, in anticipation of an initial public offering, ASV converted from an LLC to a C-Corporation and the Company’s 51% interest was converted to 4,080,000 common shares of ASV.  On May 17, 2017, in connection with its initial public offering, ASV sold 1,800,000 of its own shares and the Company sold 2,000,000 shares of ASV common stock and reduced its investment in ASV to a 21.2% interest. ASV was deconsolidated and was recorded as an equity investment starting with the quarter ended September 30, 2017.  In February 2018, the Company sold an additional 1,000,000 shares of ASV that it held which reduced the Company’s investment in ASV to approximately 11.0%.  In September 2019, the Company received cash merger consideration for its remaining 1,080,000 shares of ASV and no longer has an investment in ASV.

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

On August 21, 2020, the Company signed an Asset Purchase Agreement with Sabre Acquisition, LLC to sell all the assets and certain liabilities of Sabre subject to the agreement for a selling price at closing of approximately $1,500, subject to certain adjustments based on closing date accounts receivable and inventory.

In addition to the proceeds from sale of $1,500 in cash received, the Company may receive a maximum royalty and earnout payments of approximately $2,900 for years 2021 thru 2023 if certain revenue criteria are met. The Company will account for the contingent consideration as a gain in accordance with ASC 450. Under this approach, we will recognize the contingent consideration in earnings after the contingency is resolved. See note 20 Discontinued Operations for further discussion.

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

Restricted Cash

Certain of the Company’s lending arrangements require the Company to post collateral or maintain minimum cash balances in escrow. These cash amounts are reported as current assets on the balance sheets based on when the cash will be contractually released. Total restricted cash was $231 and $217 at September 30, 2020 and December 31, 2019, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amounts the Company’s customers are invoiced. Accounts receivable is reduced by an allowance for amounts that may become uncollectible in the future. The Company is exposed to credit losses through the sale of products and services. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions, and a review of the current status of customer trade accounts receivables. Due to the short-term nature of such receivables, the estimate of amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers’ financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. The Company considered the current and future economic and market conditions surrounding the ongoing COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted at this time. The Company’s estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where the Company has information that the customer may have an inability to meet its financial obligations. The Company had allowances for doubtful accounts of $681 and $686 at September 30, 2020 and December 31, 2019, respectively.

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

A discontinued operation is a component of our business that represents a separate major line of business or geographical area of operation that has been disposed of or is held for sale and a strategic shift that will have a major effect on our operations and financial results. Classification as a discontinued operation occurs upon disposal or when the operation meets the criteria to be classified as held for sale, if earlier. When an operation is classified as a discontinued operation, the comparative statement of comprehensive income (loss) is revised as if the operation had been discontinued from the start of the comparative period. We have elected to not revise   unaudited condensed consolidated statements of cash flows to split operating, investing and financing activities between continuing and discontinued operations, but instead provide certain required cash flow information. The Company will account for the contingent consideration as a gain in accordance with ASC 450. Under this approach, we will recognize the contingent consideration in earnings after the contingency is resolved. As part of the discontinued operations classification, we review the allocation of corporate expenses, interest expense and entity-wide goodwill and intangible assets. In addition, income taxes are calculated on a stand-alone basis for both continuing and discontinued operations.

See Note 20 to the unaudited condensed consolidated financial statements included elsewhere in this quarterly report for a more detailed discussion of assets held for sale and discontinued operations.

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

Accounting for Paycheck Protection Program

The Company has elected to account for the Paycheck Protection Program (PPP) loan as a government grant and as such, the loan was recorded as a deferred income liability on the balance sheet and when the loan will be forgiven the offset will be recorded against the related expenses on the income statement. On the statement of cash flows, the loan has been recorded in cash provided by operating activities.

Interest Rate Swap Contracts

The Company enters into derivative instruments to manage its exposure to interest rate risk related to certain foreign term loans. Derivatives are initially recognized at fair value at the date the contract is entered into and are subsequently remeasured to their fair value at the end of each reporting period. The resulting gain or loss is recognized in current earnings immediately unless the derivative is designated and effective as a hedging instrument, in which case the effective portion of the gain or loss is recognized and is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged instrument affects earnings. The Company’s interest rate swap contracts are held by the PM Group and are intended to manage the exposure to interest rate risk related to certain term loans that PM Group has with certain financial institutions in Italy. These contracts have been determined not to be hedge instruments under ASC 815-10.

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

Accounting for Equity Investments

Beginning with the quarter ended September 30, 2017, the Company accounted for its 21.2% investment in ASV under the equity method of accounting.  Under the equity method, the Company’s share of the net income (loss) of ASV was recognized as income (loss) in the Company’s statement of operations and added to the investment account, and dividends received from ASV were treated as a reduction of the investment account. The Company reported ASV’s earnings on a one quarter lag as there was no assurance ASV would report earnings in time to be included in the Company’s financial statements for any given reporting period.

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

Accounting for Marketable Equity Securities

Marketable equity securities are valued at fair market value based on the closing price of the stock on the date of the balance sheet.  Gains and losses related to fair value adjustments of marketable equity securities are recorded into income each reporting period.

Shipping and Handling

The Company records the amount of shipping and handling costs billed to customers as revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment costs and are included in cost of sales.

Adoption of Highly Inflationary Accounting in Argentina

GAAP guidance requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100 percent. In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina (“PM Argentina”). Under highly inflationary accounting, PM Argentina’s functional currency became the Euro (its parent company’s reporting currency), and its income statement and balance sheet have been measured in Euros using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in other (income) and expense, net and was not material.  As of September 30, 2020, PM Argentina had a small net peso monetary position. Net sales of PM Argentina were less than 5 percent of our consolidated net sales for the nine months ended September 30, 2020 and 2019, respectively.

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

In September 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”). ASU 2016-13 sets forth a “current expected credit loss” model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. The guidance in this standard replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to certain off-balance sheet credit exposures. Subsequently, the FASB issued the following standards related to ASU 2016-13: ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” ASU 2019-05, “Financial Instruments-Credit Losses (Topic 326) Targeted Transition Relief,” and ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” which provided additional guidance and clarity to ASU 2016-13 (collectively, the “Credit Loss Standard”). The effective date for these standards was the first quarter of fiscal year 2020 and early adoption was permitted. The Credit Loss Standard was applied using a modified retrospective approach. The Company adopted this guidance as of January 1, 2020. The adoption of this guidance did not have a significant impact on our operating results.

Except as noted above, the guidance issued by the FASB during the current year is not expected to have a material effect on the Company’s consolidated financial statements.

3. Revenue Recognition

Revenue is recognized when obligations under the terms of the contract with our customer are satisfied; generally, this occurs with the transfer of control of our equipment, parts or installation services which occurs at a point in time.  Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services.  Our contracts are non-cancellable and returns are only allowed in limited instances through Crane & Machinery, Inc.  Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. The expected costs associated with our base warranties continue to be recognized as expense when the products are sold and do not constitute a separate performance obligation.

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

The following table disaggregates our revenue for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Equipment sales	$29,017	$41,814	$100,782	$136,925
Part sales	6,747	7,994	19,583	23,017
Installation services	702	791	1,949	2,461
Total Revenue	$36,466	$50,599	$122,314	$162,403

The Company attributes revenue to different geographic areas based on where items are shipped to or services are performed. The following table provides detail of revenues by geographic area for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$14,754	$29,291	$55,746	$83,959
Canada	1,976	1,164	5,789	12,958
Italy	5,932	5,201	15,713	16,813
Chile	1,968	2,976	5,315	7,798
France	1,986	1,827	7,079	6,037
Other	1,886	1,563	4,957	5,571
Argentina	1,397	1,758	3,693	5,648
United Kingdom	1,477	1,553	4,281	4,300
Spain	1,078	689	2,574	3,081
Germany	275	671	2,383	2,822
Finland	306	386	2,203	2,233
Mexico	105	604	890	2,343
Romania	313	98	1,076	1,113
Peru	161	507	303	1,241
Hong Kong	106	135	150	842
Singapore	44	48	1,082	685
Israel	466	24	1,298	609
Czech Republic	301	503	804	1,016
Netherlands	676	596	1,645	1,106
Ireland	48	13	141	416
Martinique	9	67	185	217
China	3	-	247	125
Morocco	85	27	123	118
Denmark	28	26	82	94
Turkey	75	62	194	125
United Arab Emirates	84	148	1,978	205
Bahrain	-	-	35	55
Indonesia	-	37	51	87
Saudi Arabia	20	13	65	61
Russia	21	-	369	37
Puerto Rico	696	286	1,090	320
Belgium	121	85	256	111
South Africa	2	4	69	19
Kuwait	—	—	0	1
Qatar	-	1	56	1
Malaysia	65	151	365	151
Ukraine	1	85	26	85
Thailand	1	—	1	—
	$36,466	$50,599	$122,314	$162,403

Total Company Revenues by Sources

The sources of the Company’s revenues are summarized below for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Boom trucks, knuckle boom & truck cranes	$23,603	$36,682	$85,546	$120,069
Part sales	6,747	7,994	19,583	23,017
Other equipment	2,600	3,021	7,260	11,883
Rough terrain cranes	2,814	2,111	7,976	4,973
Installation services	702	791	1,949	2,461
Total Revenue	$36,466	$50,599	$122,314	$162,403

Contract Balances

The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in selling, general, and administrative expenses.

Customer Deposits

At times, the Company may require an upfront deposit related to its contracts.  In instances where an upfront deposit has been received by the Company and the revenue recognition criteria have not yet been met, the Company records a contract liability in the form of a customer deposit, which is classified as a short-term liability on the balance sheet.  That customer deposit is deferred until the revenue recognition criteria have been met, at which time, the customer deposit is recognized into revenue.

The following table summarizes changes in customer deposits are as follows:

	September 30, 2020	December 31, 2019
Customer deposits	$1,493	$1,835
Revenue recognized from customer deposits	(4,285)	(5,847)
Customer deposits received	4,448	5,658
Effect of change in exchange rates	13	(153)
	$1,669	$1,493

4. Financial Instruments—Marketable Securities, Forward Currency Exchange Contracts and Interest Rate Swap Contracts

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 by level within the fair value hierarchy. As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is summary of items that the Company measures at fair value on a recurring basis:

	Fair Value at September 30, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
PM contingent liabilities	$—	$—	$328	$328
Valla contingent consideration	—	—	215	215
Forward currency exchange contracts	—	53	—	53
Total recurring liabilities at fair value	$—	$53	$543	$596

	Fair Value at December 31, 2019
	Level 1	Level 2	Level 3	Total
Liabilities:
PM contingent liabilities	$—	$—	$314	$314
Valla contingent consideration	—	—	205	205
Forward currency exchange contracts	—	99	—	99
Total liabilities at fair value	$—	$99	$519	$618

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	PM Contingent Consideration	Valla Contingent Consideration	Total
Liabilities:
Balance at January 1, 2020	$314	$205	$519
Effect of change in exchange rates	14	10	24
Balance at September 30, 2020	$328	$215	$543

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

Forward Currency Contracts

When the Company receives a significant order in a currency other than the operating unit’s functional currency, management may evaluate different options that are available to mitigate future currency exchange risks. As of September 30, 2020, the Company had no outstanding forward currency contracts that were in place to hedge future sales. Therefore, there are currently no unrealized pre-tax gains or losses which will be reclassified from other comprehensive income into earnings during the next 12 months.

In addition, the Company enters into forward currency exchange contracts in relationship such that the exchange gains and losses on certain assets and liabilities denominated in a currency other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. PM Group has an intercompany receivable denominated in Euros from its Chilean subsidiary.  At September 30, 2020, the Company had entered into two forward currency exchange contracts that mature on October 28, 2020.  Under the first contract the Company was obligated to sell 2,900,000 Chilean pesos for 3,106 euros. The Company had a second contract which obligated the Company to sell 120,000 Chilean pesos for $152. The purpose of the forward contracts is to mitigate the income effect related to this intercompany receivable that results with a change in exchange rate between the Euro and the Chilean peso.

Interest Rate Swap Contracts

A contract was signed by PM Group, for an original notional amount of € 482 (€ .01 at September 30, 2020), maturing on October 1, 2020 with interest paid monthly.   PM pays interest at a rate of 3.90% and receives from the counterparties interest at the “Euribor” rate for the period in question if greater than 0.90%.

As of September 30, 2020, the Company had the following forward currency contracts and interest rate swaps:

Nature of Derivative	Currency	Amount	Type
Forward currency sales contracts	Chilean peso	3,020,000	Not designated as hedge instrument
Interest rate swap contract	Euro	8	Not designated as hedge instrument

The following table provides the location and fair value amounts of derivative instruments that are reported in the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019:

Total derivatives NOT designated as a hedge instrument

		Fair Value
	Balance Sheet Location	September 30, 2020	December 31, 2019
Liabilities Derivatives
Foreign currency exchange contract	Accrued expense	$53	$99

The following tables provide the effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019:

		Gain (loss)		Gain (loss)
	Location of gain or (loss) recognized in the Statement of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Derivatives Not Designated as Hedge Instruments
Forward currency contracts	Foreign currency transaction (losses) gains	$(236)	$105	$-	$(73)
Interest rate swap contracts	Interest expense	—	(2)	—	1
		$(236)	$103	$-	$(72)

The counterparty to each of the currency exchange forward contracts is a major financial institution with credit ratings of investment grade or better and no collateral is required. Management continues to monitor counterparty risk and believes the risk of incurring losses on derivative contracts related to credit risk is unlikely.

6. Inventory, net

The components of inventory are as follows:

	September 30, 2020	December 31, 2019
Raw materials and purchased parts, net	$33,340	$35,406
Work in process, net	4,279	5,547
Finished goods, net	21,022	16,865
Inventory, net	$58,641	$57,818

The Company has established reserves for obsolete and excess inventory of $7,406 and $7,961 as of September 30, 2020 and December 31, 2019, respectively.

7. Goodwill and Intangible Assets

Intangible assets and accumulated amortization by category as of September 30, 2020 is as follows:

	Weighted Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (in years)	Amount	Amortization	Amount
Patented and unpatented technology	6	$18,305	$(14,218)	$4,087
Customer relationships	6	19,072	(12,161)	6,911
Trade names and trademarks	12	4,830	(2,629)	2,201
Indefinite lived trade names		2,553		2,553
Total intangible assets, net				$15,752

Intangible assets and accumulated amortization by category as of December 31, 2019 is as follows:

	Weighted Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (in years)	Amount	Amortization	Amount
Patented and unpatented technology	7	$17,963	$(13,499)	$4,464
Customer relationships	6	18,602	(10,968)	7,634
Trade names and trademarks	12	4,829	(2,481)	2,348
Indefinite lived trade names		2,586		2,586
Total intangible assets, net				$17,032

Amortization expense for intangible assets was $565 and $572, and $1,645 and $1,147 for the three and nine months ended September 30, 2020 and 2019, respectively.

Estimated amortization expense for the next five years and subsequent is as follows:

Amount
2021	$2,073
2022	2,073
2023	2,073
2024	2,050
2025	2,001
And subsequent	2,929
Total intangibles currently to be amortized	13,199
Intangibles with indefinite lives not amortized	2,553
Total intangible assets	$15,752

Changes in goodwill for the nine months ended September 30, 2020 are as follows:

Total
Balance January 1, 2020	$32,635
Effect of change in exchange rates	631
Goodwill impairment	(6,567)
Balance September 30, 2020	$26,699

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

9. Accrued Expenses

	September 30, 2020	December 31, 2019
Accrued payroll	$1,863	$899
Accrued warranty	1,365	1,604
Accrued taxes other than income taxes	1,299	1,297
Accrued expenses—other	1,290	684
Accrued vacation	1,168	1,218
Accrued employee benefits	860	829
Accrued interest	738	932
Accrued bonuses	238	797
Accrued commissions	225	344
Accrued product liability and workers compensation claims	219	534
Total accrued expenses	$9,265	$9,138

10. Accrued Warranty

The accrued warranty liability is established using historical warranty claim experience; however, the current provision may be adjusted to take into consideration unusual or non-recurring events in the past or anticipated changes in future warrant claims.

	For the nine months ended
	September 30,
	2020	2019
Balance January 1,	$1,604	$2,004
Accrual for warranties issued during the period	1,576	1,856
Warranty services provided	(1,885)	(1,579)
Changes in estimate	59	(518)
Foreign currency translation	11	(52)
Balance September 30,	$1,365	$1,711

11. Credit Facilities and Debt

U.S. Credit Facilities

At September 30, 2020, the Company and its U.S. subsidiaries have a Loan and Security Agreement, as amended (the “Loan Agreement”), with CIBC Bank USA (“CIBC”), formerly known as “The Private Bank and Trust Company”.  The Loan Agreement provides a revolving credit facility extending the maturity date from July 20, 2021 to July 20, 2023.   The aggregate amount of the facility increased from $25,000 to $30,000.

The maximum borrowing available to the Company under the Loan Agreement is limited to: (1) up to 85% of eligible receivables; plus (2) up to 50% of eligible inventory valued at the lower of cost or net realizable value subject to a $20,000 limit; plus (3) up to 80% of eligible used equipment, as defined, valued at the lower of cost or market subject to a $2,000 limit; plus (4) 85% of Eligible Bill and Hold Receivables (as defined in the Loan Agreement) subject to a $10,000 limit; plus (5) 50% of eligible Mexico receivables (as defined in the Loan Agreement) valued at the lower of cost or net realizable value subject to a $400 limit.  At September 30, 2020, the maximum the Company could borrow based on available collateral was $22,300. At September 30, 2020, the Company had $5,000 in borrowings with approximately $17,300 available to borrow under its revolving credit facility. The Company had no borrowings at December 31, 2019.  The indebtedness under the Loan Agreement is collateralized by substantially all of the Company’s assets, except for certain assets of the Company’s subsidiaries.

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

The Loan Agreement subjects the Company and its domestic subsidiaries to a minimum quarterly EBITDA covenant (as defined in the Loan Agreement).  The minimum quarterly EBITDA covenant (as defined in the Loan Agreement) is $2,000 for all fiscal years starting with the fiscal year ended December 31, 2017 through the end of the agreement. Additionally, the Company and its domestic subsidiaries are subject to a Fixed Charge Coverage ratio of 1.10 to 1.00 measured on an annual basis beginning September 30, 2019 (based on a trailing twelve-month basis) through the term of the agreement. At the end of a quarter, if there is less than $15,000 of excess availability and more than $5,000 in outstanding borrowings, then covenant testing is required. The Loan Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, pay dividends or make distributions, repurchase stock, in each case subject to customary exceptions for a credit facility of this size.  The Company was not required to calculate covenant compliance calculations at September 30, 2020 and December 31, 2019.

The Loan Agreement has a Letter of Credit facility of $3,000, which is fully reserved against availability.

Note Payable—Winona Facility Purchase

At September 30, 2020, Badger has a balance on note payable to Avis Industrial Corporation of $207.  Badger is required to make 60 monthly payments of $10 that began on August 1, 2017.  The note dated July 26, 2017, had an original principal amount of $500 and annual interest rate of 8.00%.  The note is guaranteed by the Company.

PM Debt Paydown

In May 2020 PM’s term and secured debt with Unicredit was purchased by Davy Global Fund management in Ireland. The Company approached Davy Global Fund to paydown the entire Unicredit debt obligation in a cash offer at a discount. On July 20, 2020, the Company paid off the entire PM term and unsecured debt of €4,960 ($6,269) with Unicredit at a 15% discount to its face value which resulted in a gain of €533 ($595) recorded in other income.  In additional, accrued interest from April 1, 2020 to July 19, 2020 was forgiven by the bank.

PM Debt Restructuring

On March 6, 2018, PM Group and Oil & Steel S.p.A. (PM Group’s subsidiary) entered into a Debt Restructuring Agreement (the “Restructuring Agreement”) with Banca Monte dei Paschi di Siena S.p.A., Banca Nazionale del Lavoro S.p.A., BPER Banca S.p.A., Cassa di Risparmio in Bologna S.p.A. and Unicredit S.p.A. (collectively the “Lenders”), and Loan Agency Services S.r.l. (the “Agent”). The Restructuring Agreement, which replaces the previous debt restructuring agreement with the Lenders entered into in 2014, provides for, among other things:

•

The provision of subordinated shareholders’ loans by the Company to PM Group, consisting of (i) conversion of an existing trade receivable in the amount of €3,100  into a loan; (ii) an additional subordinated shareholders’ loan in the aggregate maximum amount of up to €2,400,  to be made currently; and (iii) a further loan of €1,800  which was paid by December 31, 2018, in each case to be used to repay a portion of PM Group’s outstanding obligations to the Lenders;

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

PM Group Short-Term Working Capital Borrowings

At September 30, 2020, PM Group has established demand credit and overdraft facilities with five Italian banks, one Spanish bank and five banks in South America. Under the facilities, PM Group can borrow up to €20,423 ($23,942) for advances against invoices, and letter of credit and bank overdrafts. At December 31, 2019, PM Group had established demand credit and overdraft facilities with five Italian banks and nine banks in South America. Under the facilities, PM Group can borrow up to €21,337 ($23,955) for advances against invoices, and letter of credit and bank overdrafts. These facilities are divided into two types: working capital facilities and cash facilities. Interest on the Italian working capital facilities and cash facilities is charged at the 3-month Euribor plus 175 or 200 basis points and 3-month Euribor plus 350 basis points, respectively. Interest on the South American facilities is charged at a flat rate of points for advances on invoices ranging from 8%-52% and 8-55% during the nine months ended September 30, 2020 and 12 months ended December 31, 2019, respectively.

At September 30, 2020, the Italian banks has advanced PM Group €12,487 ($14,638), at variable interest rates, which currently range from 1.75% to 2.00%. At September 30, 2020, there were no advances to PM Group from the Spanish bank. At September 30, 2020, the South American banks had advanced PM Group €286 ($335). At December 31, 2019, the Italian banks had advanced PM Group €11,877 ($13,334), at variable interest rates, which currently range from 1.75% to 2.00%. At December 31, 2019, there were no advances to PM Group from the Spanish bank. At December 31, 2019, the South American banks had advanced PM Group €971 ($1,090). Total short-term borrowings for PM Group were €12,773 ($14,973) and €12,848 ($14,424) at September 30, 2020 and December 31, 2019, respectively.

PM Group Term Loans

At September 30, 2020, PM Group has a €6,248 ($7,324) term loan with BPER, an Italian bank. The term loan is split into a note and a balloon payment and is secured by PM Group’s common stock.      The term loan is charged interest at a fixed rate of 3.5%.   The note is payable in annual installments of principal   €991 for 2020, €1,026 for 2021, €1,062 for 2022, €1,099 for 2023, €1,137 for 2024, and €1,177 for 2025.  The balloon payment is payable in a single payment of €3,002 in 2026. See above for restructuring. At December 31, 2019, the note and balloon payment had an outstanding principal balance of €6,492 ($7,289) for BPER and €3,002 ($3,439) for Unicredit, respectively.

An adjustment in the purchase accounting to value the non-interest-bearing debt at its fair market value was made. At March 6, 2018, it was determined that the fair value of the debt was €480 or $550 less than the book value. This reduction is not reflected in the above descriptions of PM debt. This discount is being amortized over the life of the debt and being charged to interest expense. As of September 30, 2020, the remaining balance was €143 or $167 and has been offset against the debt.

At September 30, 2020, PM Group has unsecured borrowings with two Italian banks totaling €8,670 ($10,164). At December 31, 2019, PM Group has unsecured borrowings with three Italian banks totaling €10,385 ($11,659). Interest on the unsecured notes is charged at a stated and effective rate of 3.5% at September 30, 2020 and December 31, 2019. Annual payments of €1,731 are payable beginning in 2019 and ending in 2025.

PM Group is subject to certain financial covenants as defined by the debt restructuring agreement including maintaining (1) Net debt to EBITDA, (2) Net debt to equity, and (3) EBITDA to net financial charges ratios. The covenants are measured on a semi-annual basis beginning on December 31, 2018.    The Company was in compliance with the loan covenants at September 30, 2020.

At September 30, 2020 and December 31, 2019, Autogru PM RO, a subsidiary of PM Group, had three notes. The first note is payable in 60 monthly principal installments of €8 ($9), plus interest at the 1-month Euribor plus 300 basis points, effective rate of 3.00% at September 30, 2020 and December 31, 2019, maturing October 2020. At September 30, 2020 and December 31, 2019, the outstanding principal balance of the note was €8 ($9) and €84 ($94).

The second note is payable in monthly installments of €9 ($10) starting from September 2019 and ending in January 2022, and one final payment of €6 ($7) in January 2022. The note is charged interest at the 1-month Euribor plus 250 basis points, effective rate of 2.50% at September 30, 2020 and December 31, 2019.  At September 30, 2020, the outstanding balance was €142 ($166). At December 31, 2019, the outstanding principal balance of the note was €218 ($245).

The third note is divided in three parts: the first part is payable in 60 monthly installments of €1 ($1) plus interest at the 6-month Euribor plus 275 basis points, effective rate of 2.75% at September 30, 2020 and December 31, 2019, maturing February 2023; the second part is payable in 60 monthly installments of €4 ($5) plus interest at the 6-month Euribor plus 275 basis points, effective rate of 2.75% at September 30, 2020 and December 31, 2019, maturing April 2023; the third part  is payable in 60 monthly installments of €1 ($1) plus interest at the 6-month Euribor plus 275 basis points, effective rate of 2.75% at September 30, 2020 and December 31, 2019, maturing September 2023. At September 30, 2020 and December 31, 2019, the outstanding principal balance of the note was €181 ($213) and €234 ($263).

Valla Short-Term Working Capital Borrowings

At September 30, 2020 and December 31, 2019, Valla had established demand credit and overdraft facilities with two Italian banks. Under the facilities, Valla can borrow up to approximately €660 ($774) and €660 ($741) as of September 30, 2020 and December 31, 2019, for advances against orders, invoices and bank overdrafts. Interest on the Italian working capital facilities is charged at a flat percentage rate for advances on invoices and orders ranging from 1.67% - 4.75%.   At September 30, 2020 and December 31, 2019, the Italian banks had advanced Valla €224 ($263) and €269 ($302).

Valla Term Loans

At September 30, 2020 and December 31, 2019, Valla has a term loan with Carisbo.  The note is payable in quarterly principal installments beginning on October 30, 2017 of €8 ($9), plus interest at the 3-month Euribor plus 470 basis points, for an effective rate of 4.36% at September 30, 2020 and December 31, 2019. The note matures in January 2021. At September 30, 2020 and December 31, 2019, the outstanding principal balance of the note was €15 ($18) and €39 ($44).

At September 30, 2020, Valla has a term loan with BPER. The note is payable in monthly principal installments beginning on July 10, 2022 of €0.5 ($1), plus interest at 1.45%, for an effective rate of 1.46% at September 30, 2020. The note matures in January 2021. At September 30, 2020, the outstanding principal balance of the note was €25 ($29).

Financing Leases

Georgetown facility

The Company leases its Georgetown facility under a capital lease that expires on April 30, 2028.  The monthly rent is currently $70 and is increased by 3% annually on September 1 during the term of the lease.   At September 30, 2020, the outstanding capital lease obligation is $4,622.

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

The following is a summary of amounts financed under equipment capital lease agreements:

				Balance as of
	Amount Borrowed	Repayment Period	Amount of Monthly Payment	September 30, 2020
Equipment inventory	$896	26	$8	$41

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

From and after the third anniversary of the original issuance date, the Company may redeem the convertible debenture in full (but not in part) at any time that the last reported sale price of the Company’s common stock equals at least 130% of the Conversion Price for at least 20 of any 30 consecutive trading days. Following an election by the holder to convert the debenture into common stock of the Company in accordance with the terms of the debenture, the Company has the discretion to deliver to the holder either (i) shares of common stock, (ii) a cash payment, or (iii) a combination of cash and stock.

As of September 30, 2020, and December 31, 2019, the note had a remaining principal balance of $7,455 and $7,323 and an unamortized discount of $45 and $177, respectively.

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

As of September 30, 2020, the note had a remaining principal balance of $8,000 (less $24 debt issuance cost for a net debt of $7,976) and an unamortized discount of $0, compared to a remaining balance of $14,858 (less $98 debt issuance cost for a net debt of $14,760) and an unamortized discount of $142 at December 31, 2019.

In January 2020, the Company obtained consent from the Noteholders to make prepayments on the Notes in accordance with the terms of the Note Purchase Agreement. As of September 30, 2020, the Company has paid $7,000 in principal prepayments on the Notes.

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

If there was a rate explicit in the lease, this was the discount rate used. For those leases with no explicit or implicit interest rate, an incremental borrowing rate was used.  The weighted average remaining useful life for operating and finance leases was 4 and 7 years, respectively. The weighted average discount rate for operating and finance leases was 3.80% and 12.5% respectively.

Leases (thousands)	Classification	September 30, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease assets	$2,160	$2,174
Finance lease assets	Fixed assets, net	3,022	3,906
Total leased assets		$5,182	$6,080

Liabilities
Current
Operating	Current liabilities	$761	$813
Finance	Current liabilities	352	476

Non-current
Operating	Non-current liabilities	1,398	1,361
Finance	Non-current liabilities	4,311	4,584
Total lease liabilities		$6,822	$7,234

		Three months ended September 30,		Nine months ended September 30,
Lease Cost (thousands)	Classification	2020	2019	2020	2019
Operating lease costs	Operating lease assets	$262	$203	$793	$636
Finance lease cost
Depreciation/Amortization of leased assets	Depreciation or Inventory reserve	79	34	306	319
Interest on lease liabilities	Interest expense	145	155	444	469
Lease cost		$486	$392	$1,543	$1,424

	Three months ended September 30,		Nine months ended September 30,
Other Information (thousands)	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$282	$226	$794	$716
Operating cash flows from finance leases	$79	$106	$306	$320
Financing cash flows from finance leases	$145	$155	$444	$469

Future principal minimum lease payments are:

	Operating Leases	Capital Leases
2021	$819	$913
2022	495	898
2023	336	925
2024	184	952
2025	118	981
And subsequent	379	2,675
Total undiscounted lease payments	2,331	7,344
Less interest	(172)	(2,681)
Total liabilities	$2,159	$4,663
Less current maturities	(761)	(352)
Non-current lease liabilities	$1,398	$4,311

14. Income Taxes

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was enacted. The CARES Act, among other things, includes provisions relating to net operating loss carrybacks, alternative minimum tax credit refunds, a modification to the net interest deduction limitations and a technical correction to tax depreciation methods for qualified improvement property. The Cares Act did not have a material impact on the Company’s consolidated financial statements for the three or nine months ended September 30, 2020.

For the three months ended September 30, 2020, the Company recorded an income tax provision from continuing operations of $62, which includes a discrete income tax benefit of $38. The calculation of the overall income tax provision for the three months ended September 30, 2020 primarily consists of foreign income taxes and a discrete income tax benefit related to the expiration of the statute of limitations for a foreign jurisdiction partially offset by an accrual of interest related to unrecognized tax benefits for. For the three months ended September 30, 2019, the Company recorded an income tax provision of $1,874, which includes a discrete income tax provision of $2,224 related to an increase in the valuation allowance and for the accrual of interest related to unrecognized tax benefits.

The effective tax rate for the three months ended September 30, 2020 was an income tax provision of 4.51% on pretax loss of $1,385 compared to an income tax provision of 72.32% on a pretax loss of $2,591 in the comparable prior period. The effective tax rate for the three months ended September 30, 2020 differs from the U.S. statutory rate of 21% primarily due to valuation allowance in the U.S. and Italy, nondeductible foreign permanent differences, income taxed in foreign jurisdictions at varying tax rates, and a decrease in unrecognized tax benefits related to the expiration of the statute of limitations for various state jurisdictions.

For the nine months ended September 30, 2020, the Company recorded an income tax benefit from continuing operations of $191, which includes a discrete income tax benefit of $382. The calculation of the overall income tax provision for the nine months ended September 30, 2020 primarily consists of foreign income taxes and a discrete income tax benefit related to the expiration of the statute of limitations for various state and foreign jurisdictions, and the settlement of the Romanian tax audit for 2017 and 2018, which includes a partial reduction in the valuation allowance at PM Italy caused by the indirect effects of uncertain tax positions embedded in foreign net operating loss carryforwards. For the nine months ended September 30, 2019, the Company recorded an income tax provision of $2,449, which includes a discrete income tax provision of $2,283 related to an increase in the valuation allowance and for the accrual of interest related to unrecognized tax benefits.

The effective tax rate for the nine months ended September 30, 2020 was an income tax benefit of 1.72% on pretax loss of $11,083 compared to an income tax provision of 94.65% on a pretax income of $2,588 in the comparable prior period. The effective tax rate for the nine months ended September 30, 2020 differs from the U.S. statutory rate of 21% primarily due to the valuation allowance in the U.S. and Italy, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates and a decrease in unrecognized tax benefits related to the expiration of the statute of limitations for various state and foreign jurisdictions and the tax effects of settling the Romanian tax audit for 2017 and 2018.

The Company’s total unrecognized tax benefits as of September 30, 2020 and 2019 were approximately $3,900 and $4,100. Included in the unrecognized tax benefits is a liability for the disputed Romania income tax audit assessment for tax years 2012-2016.  Depending upon the final resolution of the Italy audit and disputed Romanian income tax assessment, the uncertain tax position liability could be higher or lower than the amount recorded at September 30, 2020. The Romanian audit for tax years 2017 and 2018 was settled during the quarter ended March 31, 2020. A favorable resolution of an unrecognized tax benefit could be recognized as a reduction in the tax provision and effective rate in the period of resolution. An unfavorable settlement of an unrecognized tax benefit could increase the tax provision and effective tax rate and may require the use of cash in the period of resolution.

15. Net (Loss) Earnings per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of convertible debt, restricted stock units and stock options. Details of the calculations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income from continuing operations	$(1,447)	$(4,465)	$(10,892)	$139
Income (loss) from operations of discontinued operations, net of income taxes	(124)	(7,386)	(832)	(7,844)
Net loss	$(1,571)	$(11,851)	$(11,724)	$(7,705)

(Loss) earnings per share
Basic
Net (loss) income from continuing operations	$(0.07)	$(0.23)	$(0.55)	$0.01
Income (loss) from operations of discontinued operations, net of income taxes	$(0.01)	$(0.38)	$(0.04)	$(0.40)
Net loss	$(0.08)	$(0.60)	$(0.59)	$(0.39)
Diluted
Net (loss) income from continuing operations	$(0.07)	$(0.23)	$(0.55)	$0.01
Income (loss) from operations of discontinued operations, net of income taxes	$(0.01)	$(0.38)	$(0.04)	$(0.40)
Net loss	$(0.08)	$(0.60)	$(0.59)	$(0.39)

Weighted average common shares outstanding
Basic	19,778,225	19,690,233	19,758,241	19,684,521

Diluted
Basic	19,778,225	19,690,233	19,758,241	19,684,521
Dilutive effect of restricted stock units and stock options	1,123	25,817	374	30,551
	19,779,348	19,716,050	19,758,615	19,715,072

The following securities were not included in the computation of diluted earnings per share as their effect would have been antidilutive:

	As of September 30,
	2020	2019
Unvested restricted stock units	260,970	198,874
Options to purchase common stock	97,437	97,437
Convertible subordinated notes	1,549,451	1,549,451
	1,907,858	1,845,762

16. Equity

Stock Issued to Employees and Directors

The Company issued shares of common stock to employees and Directors as restricted stock units issued under the Company’s 2004 Incentive Plan vested. Upon issuance entries were recorded to increase common stock and decrease paid in capital for the amounts shown below. The following is a summary of stock issuances that occurred during the period:

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
January 1, 2020	Employee	2,250	$13
March 6, 2020	Directors	7,920	47
March 13, 2020	Employee	39,714	292
May 15, 2020	Employee	560	6
May 31, 2020	Directors	6,800	79
August 14, 2020	Directors	9,900	44
August 20, 2020	Employee	333	4
August 21, 2020	Employee	335	2
September 1, 2020	Employee	16,500	93
		84,312	$580

Stock Repurchase

The Company purchases shares of Common Stock from certain employees at the closing share price on the date of purchase. The stock is purchased from the employees to satisfy employees’ withholding tax obligations related to stock issuances described above. The below table summarizes shares repurchased from employees during the current year through September 30, 2020:

Date of Purchase	Shares Purchased	Closing Price on Date of Purchase
March 13, 2020	2,949	$4.34
August 20, 2020	116	$4.37
August 21, 2020	116	$4.23
	3,181

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

Restricted Stock Awards

The following table contains information regarding restricted stock units:

September 30, 2020
Outstanding on January 1, 2020	198,717
Units granted during the period	155,000
Vested and issued	(81,131)
Vested-issued and repurchased for income tax withholding	(3,181)
Forfeited	(8,435)
Outstanding on September 30, 2020	260,970

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $215 and $598 and $141 and $441 for the three and nine months ended September 30, 2020 and 2019, respectively.  Additional compensation expense related to restricted stock units will be $178, $666 and $376 for the remainder of 2020, 2021 and 2022, respectively.

Stock Options

On September 1, 2019, 50,000 stock options were granted at $5.62 per share and vest ratably on each of the first three anniversary dates. Compensation expense related to stock options were $17 and $59 for the three month and nine months ended September 30, 2020 compared to $7 and $7 for the comparable period. Additional compensation expense will be $10, $31 and $10 for the remainder of 2020, 2021 and 2022, respectively. The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model for stock options granted on September 1, 2019:

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

On May 5, 2011, the Company entered into two separate settlement agreements with two plaintiffs. As of September 30, 2020, the Company has a remaining obligation under the agreements to pay the plaintiffs an aggregate of $1,045 without interest in 12 annual installments of $95 on or before May 22 of each year. The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total payment will be charged to interest expense over the payment period.

It is reasonably possible that the “Estimated Reserve for Product Liability Claims” may change within the next 12 months. A change in estimate could occur if a case is settled for more or less than anticipated, or if additional information becomes known to the Company.

Romania Income Tax Audit

As described in Note 14, Income Taxes, included in the unrecognized tax benefits is a liability for the disputed Romania income tax audit assessment for tax years 2012-2016.  Depending upon the final resolution of the income tax assessment, the liability could be higher or lower than the amount recorded at September 30, 2020.

SEC Inquiry

The Company has settled the previously disclosed SEC investigation regarding the Company’s restatement of prior financial statements.

18. Transactions between the Company and Related Parties

In the course of conducting its business, the Company has entered into certain related party transactions.

PM sold cranes, parts, and accessories to Tadano. C&M purchases cranes and parts from Terex. Additionally, the Company has a convertible note with a face amount of $7,500 payable to Terex.  See Note 12 for additional details.

During the quarter ended March 31, 2017, the Company was the majority owner of ASV and, therefore, ASV was not a related party during that period.  In May 2017, the Company reduced is its ownership interest in ASV to 21.2% and in February 2018 further reduced its ownership to approximately 11%.   As such, ASV became a related party beginning in the quarter ended September 30, 2017.  The Company sold its remaining interest in ASV in September 2019 and ASV was no longer a related party at September 30, 2019.

As of September 30, 2020 and December 31, 2019, the Company had accounts receivable and payable with related parties as shown below:

		September 30, 2020	December 31, 2019
Accounts Receivable	Tadano	$10	$88
	Terex	3	9
		$13	$97

Accounts Payable	Terex	46	325
Net Related Party Accounts Payable		$33	$228

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

		Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Rent paid:	Bridgeview Facility (1)	$71	$69	$207	$205

Sales to:	Terex	$7	$3	$35	$11
	Tadano	—	139	612	278
Total Sales		$7	$142	$647	$289

Purchases from:	Terex	94	142	374	1,050
	Tadano	11	—	11	—
Total Purchases		$105	$142	$385	$1,050

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

Note Payable to Terex

As of September 30, 2020, the Company had a convertible note payable of $7,455 (net of unamortized debt discount) to Terex.  See Note 12 Convertible Notes for additional details regarding this convertible note.

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

Going forward, the Company no longer has marketable equity securities on its consolidated balance sheet. Gains and losses related to fair value adjustments on marketable equity securities were recorded into income each reporting period.  The Company recognized a $216 gain from change in fair value of marketable securities during the quarter ended September 30, 2019 and a gain of $5,454 for the nine months ended September 30, 2019.

Note 20. Discontinued Operations

Assets and Liabilities Classified as Held for Sale

On March 4, 2020, the Company’s Board of Directors approved the exploration by management of various strategic alternatives for Sabre, including the possibility of a transaction involving the sale of all or part of Sabre’s business and assets, to determine whether such a transaction would provide value to shareholders. The criterion of asset held for sale has been met and Sabre will be reported as a discontinued operation.

On August 21, 2020, the Company entered into an Asset Purchase Agreement to sell Manitex Sabre, Inc. to Sabre Acquisition LLC. for proceeds of $1,500, subject to certain adjustments based on closing date accounts receivable and inventory.

In addition to the proceeds from sale of $1,500 in cash received, the Company may receive a maximum royalty and earnout payments of approximately $2,900 for years 2021 thru 2023 if certain revenue criteria are met. The Company will account for the contingent consideration as a gain in accordance with ASC 450. Under this approach, we will recognize the contingent consideration in earnings after the contingency is resolved.

During the three and nine months ended September 30, 2020, the Company recorded a gain on the sale of Manitex Sabre of $376, subject to final working capital adjustments.

The calculation of the gain on sale as of August 21, 2020 is as follows:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Proceeds from sale	$1,489	$1,489
Transaction Costs	(69)	(69)
Preliminary working capital adjustment	190	190
Net proceeds	1,610	1,610
Net assets sold	(1,234)	(1,234)
Gain on sale before taxes	376	376
Taxes on gain	-	-
Gain on sale, net of tax	$376	$376

For the nine months ended September 30, 2020, cash flows used for operating activities was $1,649, this consisted of depreciation expense of $45, no purchases of fixed assets and no amortization expense. Cash flows provided by investing activities consisted of proceeds from sale of assets was $1,610.

For the nine months ended September, 30, 2019, cash flows provided by operating activities was $98, this consisted of depreciation  and amortization expense of $350 and purchases of fixed assets of $95.

	As of
	September 30, 2020	December 31, 2019
ASSETS
Current assets
Cash	$-	$33
Trade receivables (net)	-	507
Other receivables	155	—
Inventory (net)	-	916
Prepaid expense and other	25	135
Total current assets of discontinued operations	180	1,591
Long-term assets
Total fixed assets (net)	-	314
Operating lease assets	-	99
Total long-term assets of discontinued operations	-	413
Total assets of discontinued operations	$180	$2,004
LIABILITIES
Current liabilities
Current operating lease liability	$-	$106
Accounts payable	38	381
Accrued expenses	177	187
Customer deposits	-	126
Total current liabilities of discontinued operations	215	800
Long-term liabilities
Other long-term liabilities	-	350
Total long-term liabilities of discontinued operations	-	350
Total liabilities of discontinued operations	$215	$1,150

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenues	$391	$1,342	$3,276	$7,927
Cost of sales	628	1,685	3,594	7,976
Selling, general and administrative expenses	246	6,942	839	7,691
Interest expense	14	20	62	70
Other income	377	3	388	5
Net loss of discontinued operations before income tax	(120)	(7,302)	(831)	(7,805)
Income tax expense related to discontinued operations	4	84	1	39
Net loss on discontinued operations	$(124)	$(7,386)	$(832)	$(7,844)

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

Recent Developments

Impact of COVID-19

We are continuing to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it is impacting our customers, employees, supply chain, and distribution network, as well as the demand for our products in the industries and markets that we serve. Our first priority is the health and safety of our employees, customers, and business partners and we believe that we have taken every necessary step to keep our facilities clean and safe during the COVID-19 pandemic. While COVID-19 had a material impact on our reported results for our second and third quarters, we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the ultimate severity and duration of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown. See Part II, Item 1A, Risk Factors, for an additional discussion of risks related to COVD-19.

As a result of the impact of the COVID-19 outbreak, during the second and third quarters of 2020, the Company experienced a temporary reduction of its manufacturing and operating capacity in Italy as a result of government-mandated actions to control the spread of COVID-19 which adversely impacted our revenues. Further, the Company has experience and may continue to experience disruptions or delays in its supply chain as a result of such actions, which would result in higher supply chain costs to the Company in order to maintain the supply of materials and components for its products. In addition, the Company has modified its business practices (including practices regarding employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences).

The Company has experienced a recent decline in demand and volumes in its global businesses as a result of the impact of efforts to contain the spread of COVID-19. In addition, the Company’s customers may choose to delay or abandon projects on which the Company provides products and/or services.

In the third quarter to address the COVID-19 outbreak induced downturn in our business including, but not limited to, the Company adopted a restructuring plan for North American operations to generate approximately $5.0 million in annualized cost savings.

In addition to the above, we continued to take steps to minimize the negative impact of the COVID-19 pandemic on our business and to protect the safety of our employees and customers. For the quarter ended September 30, 2020, we had available liquidity through cash and our credit facility of approximately $41.0 million to address liquidity concerns and we remained in compliance with the covenants in our bank credit facility as we were able to generate positive cash flow from operations of approximately $3.0 million for the nine months ending September 30, 2020 and maintain a strong balance sheet.

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

Business Overview

PM Group remains a very bright spot in our portfolio, and we have made notable progress towards our goal of achieving higher levels of penetration in the global articulating cranes market. As we announced in our annual update in March, we started 2020 with robust demand for PM products, but unfortunately with the outbreak of COVID-19 in Italy, we were forced to temporarily halt production at our Italian facilities for approximately four weeks during the second quarter of 2020, with employees being told to stay home.  Even with these limitations, we delivered improved Adjusted EBITDA, year over year, and the backlog, at approximately $28.6 million an increase of 29% year over year, gives us visibility, all things equal, for a year of modest growth for PM, with improved Adjusted EBITDA margins that approaches our long-term targets. In addition, the Company secured a purchase order from an international military entity in the third quarter of 2020 for approximately $2.5 million with an option of $2.3 million in additional deliveries.

In our North American operations, COVID-19 had a significant impact during the third quarter 2020 with lower production and increased uncertainty of future demand. Our North American operations have thus far remained opened during the pandemic, which has allowed us to deliver on our backlog. We are preparing as though the lower demand exacerbated by the COVID-19 pandemic is going to persist throughout the year, particularly in the Manitex straight-mast crane side of the business.

The Company’s backlog is $50.5 million and $65.3 million at September 30, 2020 and December 31, 2019, respectively.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Net (loss) income from continuing operations for the three-month periods ended September 30, 2020 and 2019

For the three months ended September 30, 2020 and 2019 the Company had net losses of $1.5 million compared to $4.5 million, respectively.

For the three months ended September 30, 2020, the net loss of $1.5 million consisted of revenue of $36.5 million, cost of sales of $29.8 million, research and development costs of $0.8 million, selling, general and administrative (“SG&A”) expenses of $6.5 million, net interest expense of $0.8 million and income tax expense of $0.1 million.

For the three months ended September 30, 2019, the net loss of $4.5 million consisted of revenue of $50.6 million, cost of sales of $42.2 million, research and development costs of $0.5 million, SG&A expenses of $7.8 million, intangible asset impairment charge of $1.5 million, interest expense of $1.1 million, a gain in change in fair value of securities held of $0.2 million, a foreign currency loss of $0.3 million and income tax expense of $1.9 million.

Net revenues and gross profit —For the three months ended September 30, 2020, net revenues and gross profit were $36.5 million and $6.7 million, respectively. Gross profit as a percent of revenues was 18.3% for the three months ended September 30, 2020. For the three months ended September 30, 2019, net revenues and gross profit were $50.6 million and $8.4 million, respectively. Gross profit as a percent of revenues was 16.7% for the three months ended September 30, 2019.

Net revenues decreased $14.1 million or 27.9% to $36.5 million for the three months ended September 30, 2020 from $50.6 million for the comparable period in 2019. The decrease in revenues is primarily due to decreases in sales of straight mast cranes. The decreases in revenues for the three months ended September 30, 2020 were partially offset by a favorable impacted by $1.0 million in foreign currency translation adjustments resulting from a stronger Euro.

Our gross profit decreased $1.7 million to $6.7 million for the three months ended September 30, 2020 from $8.4 million for the comparable period in 2019. The decrease in gross profit is attributable to decreases in revenues and product mix partially offset by decline in cost of sales driven by cost savings.  The increase in the gross profit percentage is primarily due to lower straight mast crane sales which has lower margins and cost reductions related to headcount and production supplies.

Research and development —Research and development expense was $0.8 million for the three months ended September 30, 2020 compared with $0.5 million for the same period in 2019. The Company’s research and development spending reflects our continued commitment to develop and introduce new products that give the Company a competitive advantage.

Selling, general and administrative expense —SG&A expense for the three months ended September 30, 2020 was $6.5 million compared to $7.8 million for the comparable period in 2019, a decrease of $1.3 million. The decreases are primarily related to cost savings implemented during the third quarter in 2020 related to salary expenses, accounting fees and postponing consultant costs, as part of the Company’s restructuring plan.

Impairment of goodwill and intangibles- For the three months ended September 30, 2020, the Company had no impairment of goodwill or intangibles compared to $1.5 million for the three months ended September 30, 2019.

Interest expense —Interest expense was $0.8 million for the three months ended September 30, 2020 compared to $1.1 million for the comparable period in 2019. The decrease in interest expense is due to lower debt and interest rates.

Gain from extinguishment of debt— For the three months ended September 30, 2020, the Company paid off the entire PM term and unsecured debt at a 15% discount to its face value which resulted in a gain of $0.6 million.

Change in fair value of securities held— For the three months ended September 30, 2020, the Company held no marketable securities. For the three months ended September 30, 2019 the Company had a gain of $0.2 million in fair value of marketable securities. The gain for the three months ended September 30, 2019 was due to a change in the fair value of securities held in ASV.

Foreign currency transaction losses —For the three months ended September 30, 2020, the Company had foreign currency losses of $0.2 million compared to $0.3 million for the comparable period in 2019.  A substantial portion of the losses relate to changes in the Argentinian peso. The Company has not been able to identify a strategy to effectively hedge the currency risks related to the Argentinian peso.

Other expense —Other expense was $0.3 million for the three months ended September 30, 2020 compared to less than $0.1 million for the comparable period in 2019. Other expense for the three months ended September 30, 2020, was primarily due to a legal settlement.

Income tax — On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was enacted. The CARES Act, among other things, includes provisions relating to net operating loss carrybacks, alternative minimum tax credit refunds, a modification to the net interest deduction limitations and a technical correction to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on the Company’s consolidated financial statements for the three months ended September 30, 2020.

For the three months ended September 30, 2020, the Company recorded an income tax provision from continuing operations of $0.06 million, which includes a discrete income tax benefit of $0.04 million. The calculation of the overall income tax provision for the three months ended September 30, 2020 primarily consists of foreign income taxes and a discrete income tax benefit related to the expiration of the statute of limitations for a foreign jurisdiction. For the three months ended September 30, 2019, the Company recorded an income tax provision of $1.9 million, which includes a discrete income tax provision of $2.2 million related to an increase in the valuation allowance and for the accrual of interest related to unrecognized tax benefits.

The effective tax rate for the three months ended September 30, 2020 was an income tax provision of 4.51% on pretax loss of $1.4 million compared to an income tax provision of 72.32% on a pretax loss of $2.6 million in the comparable prior period. The effective tax rate for the three months ended September 30, 2020 differs from the U.S. statutory rate of 21% primarily due to the valuation allowance in the U.S. and Italy, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates and a decrease in unrecognized tax benefits related to the expiration of the statute of limitations for a foreign jurisdiction.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Net (loss) income from continuing operations for the nine-month periods ended September 30, 2020 and 2019

For the nine months ended September 30, 2020 and 2019 the Company had net loss of $10.9 million and net income of $0.1 million, respectively.

For the nine months ended September 30, 2020 the net loss of $10.9 million consisted of revenue of $122.3 million, cost of sales of $99.9 million, research and development costs of $2.2 million, SG&A expenses of $21.2 million, impairment charge of $6.7 million, net interest expense of $2.8 million, foreign currency transaction loss of $0.7 million, other income of $0.1 million, and income tax benefit of $0.2 million. For the nine months ended September 30, 2019 the net income of $0.1 million consisted of revenue of $162.4 million, cost of sales of $131.5 million, research and development costs of $1.9 million, SG&A expenses of $26.5 million, impairment charge of $1.5 million, net interest expense of $3.1 million, equity investment income of $5.4 million, foreign currency transaction loss of $0.7 million and income tax expense of $2.4 million.

Net revenues and gross profit —For the nine months ended September 30, 2020, net revenues and gross profit were $122.3 million and $22.4 million, respectively. Gross profit as a percent of revenues was 18.3% for the nine months ended September 30, 2020. For the nine months ended September 30, 2019, net revenues and gross profit were $162.4 million and $30.9 million, respectively. Gross profit as a percent of revenues was 19.0% for the nine months ended September 30, 2019.

Net revenues decreased $40.1 million or 24.7% to $122.3 million for the nine months ended September 30, 2020 from $162.4 million for the comparable period in 2019.  The decreases are primarily due to decreases in straight mast crane sales and revenues from the Company’s United States subsidiaries, primarily due to the impact of the ongoing of COVID-19 pandemic.

Our gross profit decreased $8.5 million to $22.4 million for the nine months ended September 30, 2020 from $30.9 million for the comparable period in 2019. The decrease in gross profit is attributable to a decrease in revenues partially offset by decrease in cost of sales. The decline in the gross profit percentage is primarily driven by lower absorption partially offset by cost reductions.

Research and development —Research and development was $2.2 million for the nine months ended September 30, 2020 compared to $1.9 million for the same period in 2019.  Research and development expenditures were relatively consistent with the prior period. The Company’s research and development spending continues to reflect our continued commitment to develop and introduce new products that give the Company a competitive advantage.

Selling, general and administrative expense —Selling, general and administrative expense for the nine months ended September 30, 2020 was $21.2 million compared to $26.5 million for the comparable period in 2019, a decrease of $5.3 million.  The decreases are primarily related to cost savings during the second quarter of 2020 in which our Italian subsidiaries were shut down, for four weeks, due to COVID-19. These cost savings were related to temporary layoffs and postponing consultant costs. There were also cost savings related to salary expenses and accounting fees.

Impairment of goodwill and intangibles- For the nine months ended September 30, 2020, the Company had no impairment of goodwill or intangibles compared to $1.5 million for the nine months ended September 30, 2019.

Interest expense —Interest expense, net was $2.8 million for the nine months ended September 30, 2020 compared to $3.1 million for the comparable period in 2019. In 2020, interest expense reflects the benefit of decreased in outstanding debt balances and lower interest rates.

Gain from extinguishment of debt— For the nine months ended September 30, 2020, the Company paid off the entire PM term and unsecured debt at a 15% discount to its face value which resulted in a gain of $0.6 million.

Change in fair value of securities held— For the nine months ended September 30, 2020, the Company held no marketable securities. For the nine months ended September 30, 2019, the Company had a gain of $5.5 million in fair value of marketable securities. Losses for the nine months ended September 30, 2019 were due to a change in the fair value of securities held in ASV (see Notes 2 and 8 in the accompanying Condensed Consolidated Financial Statements).

Foreign currency transaction losses —For the nine months ended September 30, 2020, the Company had a foreign currency loss of $0.7 million compared to a $0.7 million loss for the comparable period in 2019.  A substantial portion of the losses relate to changes in the Argentinian peso.  The Company has not been able to identify a strategy to effectively hedge the currency risks related to the Argentinian peso.

Income tax — On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was enacted. The CARES Act, among other things, includes provisions relating to net operating loss carrybacks, alternative minimum tax credit refunds, a modification to the net interest deduction limitations and a technical correction to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on the Company’s consolidated financial statements for the nine months ended September 30, 2020.

For the nine months ended September 30, 2020, the Company recorded an income tax benefit from continuing operations of $0.2 million, which includes a discrete income tax benefit of $0.4 million. The calculation of the overall income tax provision for the nine months ended September 30, 2020 primarily consists of foreign income taxes and a discrete income tax benefit related to the expiration of the statute of limitations for various state and foreign jurisdictions, and the settlement of the Romanian tax audit for 2017 and 2018, which includes a partial reduction in the valuation allowance at PM Italy caused by the indirect effects of uncertain tax positions embedded in foreign net operating loss carryforwards. For the nine months ended September 30, 2019, the Company recorded an income tax provision of $2.5 million, which includes a discrete income tax provision of $2.3 million related to an increase in the valuation allowance and for the accrual of interest related to unrecognized tax benefits.

The effective tax rate for the nine months ended September 30, 2020 was an income tax benefit of 1.72% on pretax loss of $11.1 million compared to an income tax provision of 94.65% on a pretax income of $2.6 million in the comparable prior period. The effective tax rate for the nine months ended September 30, 2020 differs from the U.S. statutory rate of 21% primarily due to the valuation allowance in the U.S. and Italy, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates, and a decrease in unrecognized tax benefits related to the expiration of the statute of limitations for various state and foreign jurisdictions and the tax effects of settling the Romanian tax audit for 2017 and 2018.

Other expense— For the nine months ended September 30, 2020, the Company had other expense of $0.5 million compared to less than $0.1 million for the comparable period in 2019. Other expense for the nine months ended September 30, 2020, was primarily related to a legal settlement.

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

On April 14, 2020, the Company and its United States subsidiaries received the Paycheck Protection Program (PPP) loan which is part of the recently enacted CARES Act administered by the U.S. Small Business Administration. The Company received total proceeds of $3.7 million from the PPP loan which we anticipate to be fully forgiven. In accordance with the requirements of the PPP, the Company is using proceeds from the PPP loan primarily for payroll costs. The loan is recorded on the balance sheet in current liabilities as deferred income liability and cash provided by operating activities on the statement of cash flows (See Note 2 for accounting policy on loan). While there is no guarantee that the Company will receive forgiveness for any outstanding amounts under the PPP Loan, it believes that it has acted in compliance with the terms of the program and plans to seek forgiveness of the PPP Loan.

Cash, cash equivalents and restricted cash were $23.6 million at September 30, 2020 consistent with levels as of December 31, 2019. In addition, the Company has a U.S. revolving credit facility with a maturity date of July 20, 2023. At September 30, 2020, the Company had approximately $17.3 million available to borrow under its revolving credit facility.

At September 30, 2020, the PM Group had established working capital facilities with five Italian, one Spanish and five South American banks. Under these facilities, the PM Group can borrow $23.9 million against orders, invoices and letters of credit. At September 30, 2020, the PM Group had received advances of $14.9 million. Future advances are dependent on having available collateral.

Our subsidiary in Argentina (“PM Argentina”) began accounting for their operations as highly inflationary effective July 1, 2018, as required by GAAP.  Under highly inflationary accounting, PM Argentina’s functional currency became the Euro (its parent company reporting currency), and its income statement and balance sheet have been measured in Euros using both current and historical rates of exchange.  The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in other (income) and expense, net and was not material.  As of September 30, 2020, PM Argentina had a small net peso monetary position.  Net sales of PM Argentina were less than 5 percent of our consolidated net sales for the nine months ended September 30, 2020 and 2019.

On September 26, 2019, ASV entered into an Agreement and Plan of Merger. The Company’s investment in ASV common stock was converted into $7.05 per share in cash. The Company received approximately $7.6 million in cash in September of 2019.

Cash flows for the nine-month period ended September 30, 2020 compared to nine-months ended September 30, 2019

Operating Activities - For the first nine months of 2020, cash flow provided by operating activities was $6.6 million compared to $6.9 million used for the same period in the prior year. The increase reflected an increase of $3.7 million in cash provided by the PPP Loan noted above. Further, the increase related to working capital primarily driven by effective accounts receivable and accounts payable management in the first nine months of 2020 compared to the same period in the prior year.

Investing Activities - Cash provided by investing activities was $1.0 million in the first nine months of 2020, which included $1.6 million in proceeds from the sale of Sabre in Q3 2020. Cash provided by investing activities was $6.1 million in the same period a year ago which included a $7.6 million in proceeds from the conversion of 1,080,000 shares of ASV stock in Q3 2019 into cash consideration in ASV’s merger. Cash payments for plant, property and equipment were $0.6 million and $1.5 million for the first nine months of 2020 and 2019, respectively.

Financing Activities - Cash used for financing activities was an outflow of $8.4 million for the nine months ended September 30, 2020 which included repayments of the convertible debt of $7.0 million, note payments of $5.9 million and repayments on the revolving credit facility of $3.5 million, offset by $8.5 million in borrowings from the revolving credit facility. Cash from financing activities was an outflow of $0.7 million for the nine months ended September 30, 2019, which included a working capital outflow of $0.6 million.

Change in Debt

During the nine months ended September 30, 2020, total debt decreased by $6.5 million to $58.3 million at September 30, 2020 from $64.8 million at December 31, 2019.

The following is a summary of the net decrease in our indebtedness from December 31, 2019 to September 30, 2020:

Facility	Increase/(decrease) (In millions)
U.S. Revolver	$5.0
Note payable—Badger	(0.1)
Capital leases-buildings	(0.2)
Capital leases-equipment	(0.2)
Convertible note-Terex	0.2
Convertible note-Perella	(6.9)
PM	(4.3)
Valla working capital borrowings	(0.1)
$(6.6)
Debt issuance costs	0.1
$(6.5)

(1)

The amounts on the above table are calculated by determining the differences between the U.S. dollar amounts, or in case of foreign debt, the difference in U.S. amount of local currency debt for September 30, 2020 and December 31, 2019 converted at the exchange rate as of the two respective balance sheet dates. The net change on the above tables agrees to the change in debt that appears on the face of the Company’s balance sheet.

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

Outstanding borrowings

The following is a summary of our outstanding borrowings at September 30, 2020:

(In millions)

	Outstanding Balance	Interest Rate	Interest Paid	Principal Payment
U.S. Revolver	$5.0	N/A	Monthly	July 20, 2023 maturity
Convertible note—Terex	7.5	7.5%	Semi-Annual	January 1, 2021 maturity
Convertible note—Perella	8.0	7.5%	Semi-Annual	January 7, 2021 maturity
Capital lease—cranes for sale	0.1	5.5%	Monthly	January 13, 2021 maturity
Capital lease—Georgetown facility	4.6	12.5%	Monthly	$0.06 million monthly payment includes interest. April 30, 2028 maturity
Note payable—Winona Facility	0.2	8.0%	Monthly	$0.01 million monthly
PM unsecured borrowings	10.2	3.5%	Semi-Annual	Annual installments starting December 2019 through December 2025
PM Autogru term loan #1	0.1	3.00%	Monthly	$0.01 million monthly through October 2020
PM Autogru term loan #2	0.1	2.50%	Monthly	$0.01 monthly through September 2020
PM Autogru term loan #3	0.2	2.75%	Monthly	Monthly through June 2023
PM term loans with related accrued interest, interest rate swaps and FMV adjustments	6.9	0 to 3.5%	Semi-Annual	Annual installments starting December 2019 and a balloon payment in December 2026
PM short-term working capital borrowings	15.0	1.75 to 52.0%	Monthly	Upon payment of invoice
Valla note payable	-	1.46 to 4.38%	Quarterly	Over 14 quarterly payments
Valla short-term working capital borrowings	0.3	1.67 to 4.75%	Monthly	Upon payment of invoice or letter of credit
	$58.2
Debt issuance costs	0.1

Debt net of issuance costs	$58.3

Future availability under credit facilities

As stated above, the Company had cash of $23.6 million and approximately $22.3 million available to borrow under its credit facility as of September 30, 2020. The Company had drawn down $5.0 million leaving $17.3 million of remaining availability in this facility.

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

Under the collateral formulas in the credit facilities accounts receivable collateral is equal to a stated percentage of eligible accounts receivable (generally 85%), while inventory collateral is equal to a stated percentage of eligible inventory (generally 50%) and caps total borrowing against our inventory.  If our revenues were to increase significantly in the future, the provision limiting borrowing against accounts receivable and inventory would limit future borrowings. If this were to occur, we would attempt to negotiate higher inventory caps with our banks.  There is, however, no assurance that the banks would agree to increase the caps. With the Company’s current cash position and additional borrowing capacity, this presently is not viewed to be a significant concern.

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

Off-Balance Sheet Arrangements

CIBC has issued 2 standby letters of credit at September 30, 2020.  The first standby letter of credit is $0.4 million in favor of an insurance carrier to secure obligations which may arise in connection with future deductible payments that may be incurred under the Company’s worker’s compensation insurance policies.  The second standby letter of credit is $20 thousand in favor of a governmental agency to secure obligations which may arise in connection with worker’s compensation claims.

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

Item 4—Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), and the Audit Committee of the Board of Directors, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as of September 30, 2020.  The Company’s evaluation has identified certain material weaknesses in its internal control over financial reporting as further described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Based on the evaluation of these material weaknesses, the Company has concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2020 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on a number of factors, including the completion of the Audit Committee’s internal investigation, our internal review that identified revisions to our previously issued financial statements, and efforts to remediate the material weaknesses in internal control over financial reporting described below we believe the unaudited condensed consolidated financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

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

Internal Control over Financial Reporting

Our Chief Executive Officer and Senior Vice President of Financial Reporting have determined that there were deficiencies in our internal control over financial reporting that constitute material weaknesses, as defined by SEC regulations, at September 30, 2020, with respect to procedures for:

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

Accordingly, our Chief Executive Officer and Senior Vice President of Financial Reporting have concluded that our internal control over financial reporting and disclosure controls and procedures, as defined by SEC regulations, were not effective at September 30, 2020.

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

•	Information Technology policies and procedures have been developed for all United States entities. Testing to confirm implementation will take place through the end of 2020;

•	Other control improvements including employee retraining with respect to the Company’s Code of Ethics began in Q3 2020; and

•	Executive oversight will be improved through additional reporting requirements and meetings.

The audit committee directed management to develop a detailed plan and timetable for the implementation of the foregoing remedial measures (to the extent not already completed) and will monitor their implementation. Management completed development/implementation of the detailed plan during the third quarter of 2019 and has been providing updates to the audit committee on a periodic basis. As part of the plan, during the third quarter of 2019, the Company hired an information technology director to evaluate and improve the information technology controls at our U.S. operations so as to enable us to identify and mitigate risks of material accounting errors. During the second quarter of 2019, the Company engaged a top ten accounting firm to help with remediating its material weaknesses. In addition, under the direction of the audit committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

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

The ongoing COVID-19 pandemic has had and could continue to have an adverse effect on our business, financial condition, results of operations and cash flows.

The global outbreak of COVID-19 severely restricted the level of economic activity in many parts of the world. In response to this outbreak, the governments of many countries, states, cities and other geographic regions have taken a variety of preventative or protective actions, such as imposing restrictions on travel and business operations. While some countries have experienced declining numbers of COVID-19 cases and have therefore reversed some of these preventative and protective measures, others, including certain areas of the United States, have experienced increases in COVID-19 cases and have implemented or are considering implementing or re-implementing such actions.  These measures, while intended to curtail the spread of COVID-19, have had and are expected to continue to have significant adverse impacts of uncertain severity and duration on domestic and foreign economies. The  outbreak and continued spread of COVID-19 have resulted in a global economic slowdown. Currently, the effectiveness of economic stabilization efforts and other measures being taken to mitigate the effects of these actions and the spread of COVID-19 is uncertain.

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

We may also experience impacts from market downturns and changes in consumer behavior related to pandemic fears as a result of COVID-19. For example, we have experienced a recent decline in demand in our global businesses as a result of the impact of efforts to contain the spread of COVID-19. In addition, our customers may choose to delay or abandon projects on which we provide products. We may also experience adverse impacts on demand and sales volumes from industries that are sensitive to economic downturns and volatility in commodity prices. If these adverse impacts continue, our stock price and the operating performances of our businesses could be adversely affected, which could require us to incur material impairment, restructuring or other charges. For example, during the quarters ended June 30 and September 30, 2020, our revenues were impacted significantly and for the quarter ended March 31, 2020, we were required to record impairment charges to goodwill and indefinite-lived intangible assets related to PM Group.

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

Lastly, if the COVID-19 pandemic becomes more pronounced in our global markets, or resurges in markets recovering from the spread of COVID-19, our operations in impacted areas could experience further adverse financial impacts due to market changes and other resulting events and circumstances. The extent to which the COVID-19 outbreak impacts our financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19, the longevity of COVID-19, the impact of COVID-19 on economic activity, and the actions to contain its impacts on public health and the global economy. The impact of COVID-19 may also exacerbate other risks discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, any of which could have a material effect on our financial condition, results of operations and cash flows.

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

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1—July 31, 2020	—	$—	—	—
August 1—August 31, 2020	232	4.30	—	—
September 1—September 30, 2020	—	—	—	—

	232	$4.30	—	—

Item 3—Defaults Upon Senior Securities

None

Item 4—Mine Safety Disclosures

Not applicable.

Item 5—Other Information

None.

Item 6—Exhibits

See the Exhibit Index set forth below for a list of exhibits included with this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1

Employment Agreement, effective as of October 20, 2020, between Manitex International, Inc. and Joseph Doolan  (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 5, 2020).

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

November 5, 2020

By:	/s/ STEVE FILIPOV
Steve Filipov
Chief Executive Officer and Director
(Principal Executive Officer)

November 5, 2020

By:	/s/ JOSEPH DOOLAN
Joseph Doolan
Chief Financial Officer (Principal Financial and Accounting Officer)