Form 10-K
period 2020-12-31
Manitex International, Inc.
filed 2021-03-11
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

The aggregate market value of the shares of common stock, no par value (“Common Stock”), held by non-affiliates of the registrant as of June 30, 2020 was approximately $71.5 million based upon the closing price for the Common Stock of $4.97 on the NASDAQ Stock Market on such date.

The number of shares of the registrant’s common stock outstanding as of March 1, 2021 was 19,821,089.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2021 Annual Meeting (the “2021 Proxy Statement”) to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

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

(3)	the reliance of our customers on government spending, fluctuations in activity levels in the construction industry, and capital expenditures in the oil and gas industry;
(4)	our level of indebtedness and our ability to meet financial covenants required by our debt agreements;
(5)	our ability to negotiate extensions of our credit agreements and to obtain additional debt or equity financing when needed;
(6)	the impact that the material weakness in our internal control over financial reporting had on our previously issued financial statements;
(7)	the cyclical nature of the markets we operate in;
(8)	an increase in interest rates;
(9)	our increasingly international operations expose us to additional risks and challenges associated with conducting business internationally;
(10)	difficulties in implementing new systems, integrating acquired businesses, managing anticipated growth, and responding to technological change;
(11)	the availability of the third party financing that some of our customers rely on to purchase our products;
(12)	our operations are in a highly competitive industry and the Company is particularly subject to the risks of such competition;
(13)	our dependency upon third-party suppliers makes us vulnerable to supply shortages;
(14)	price increases in materials could reduce our profitability;
(15)	the Company faces product liability claims and other liabilities due to the nature of its business;
(16)

the Company’s success depends upon the continued protections of its trademarks and the Company may be forced to incur substantial costs to maintain, defend, protect and enforce its intellectual property rights;

(17)	the volatility of our stock price;
(18)	our ability to access the capital markets to raise funds and provide liquidity;
(19)	the willingness of our stockholders and directors to approve mergers, acquisitions, and other business transactions;
(20)	currency transaction (foreign exchange) risks;
(21)	compliance with changing laws and regulations;

(22)

certain provisions of the Michigan Business Corporation Act and the Company’s Articles of Incorporation, as amended, Amended and Restated Bylaws, and the Company’s Preferred Stock Purchase Rights may discourage or prevent a change in control of the Company;

(23)	a substantial portion of our revenues are attributed to a limited number of customers which may decrease or cease purchasing any time;
(24)	a disruption or breach in our information technology systems;
(25)	our reliance on the management and leadership skills of our senior executives;
(26)	the cost of compliance with Section 404 of the Sarbanes-Oxley Act of 2002;
(27)	impairment in the carrying value of goodwill could negatively affect our operating results; and
(28)	other factors.

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

Our Business

The Company is a leading provider of engineered lifting solutions. The Company reports in a single business segment and has four operating units.  The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries.

Manitex, Inc. (“Manitex”) markets a comprehensive line of boom trucks, truck mounted cranes and sign cranes. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including roads, bridges and commercial construction.

Badger Equipment Company (“Badger”) is a manufacturer of specialized rough terrain cranes and material handling products. Badger primarily serves the needs of the construction, municipality and railroad industries.

PM Oil and Steel S.p.A. (“PM” or “PM Group”), formerly known as PM Group S.p.A., is a leading Italian manufacturer of truck- mounted hydraulic knuckle boom cranes with a 50-year history of technology and innovation, and a product range spanning more than 50 models. PM is also a manufacturer of truck-mounted aerial platforms with a diverse product line and an international client base. Through its consolidated subsidiaries, PM Group has locations in Modena, Italy; Valencia, Spain; Arad, Romania; Chassieu, France; Buenos Aires, Argentina; Santiago, Chile; Singapore, and Querétaro, Mexico.

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

Crane and Machinery, Inc. (“C&M”) is a distributor of the Company’s products as well as Terex Corporation’s (“Terex”) cranes.  Crane and Machinery Leasing, Inc. (“C&M Leasing”) rents equipment manufactured by the Company as well as a limited amount of equipment manufactured by third parties.  Although C&M is a distributor of Terex cranes, C&M’s primary business is the distribution of products manufactured by the Company.

Discontinued Operations

A.S.V., LLC

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

Manitex Sabre, Inc. (‘’Sabre”)

On March 4, 2020, the Company’s Board of Directors approved the exploration by management of various strategic alternatives for Sabre, including the possibility of a transaction involving the sale of all or part of Sabre’s business and assets, to determine whether such a transaction would provide value to shareholders. The criterion of asset held for sale had been met and Sabre is reported as a discontinued operation.

On August 21, 2020, the Company entered into an Asset Purchase Agreement to sell Manitex Sabre, Inc. to an affiliate of Super Steel, LLC for cash proceeds of $1.5 million, subject to certain adjustments based on closing date accounts receivable and inventory.

In addition to the proceeds from sale of $1,500 in cash received, the Company may receive a maximum royalty and earnout payments of approximately $2.9 million for years 2021 thru 2023 if certain revenue criteria are met. The Company will account for the contingent consideration as a gain in accordance with ASC 450. Under this approach, we will recognize the contingent consideration in earnings after the contingency is resolved. See Note 22 for additional discussion related to the sale of Sabre’s business and assets.

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

INFORMATION ABOUT OUR BUSINESS

Boom Trucks

A boom truck is a straight telescopic boom crane outfitted with a hook and winch which is mounted on a standard flatbed commercial (Class 7 or 8) truck chassis. Relative to other lifting equipment, boom trucks provide increased versatility with some models capable of transporting relatively large payloads from site to site at highway speeds. A boom truck is usually sold with outriggers, pads and devices for reinforcing the chassis in order to improve safety and stability. Although produced in a wide range of models and sizes, boom trucks can be broadly distinguished by their normal lifting capability as light, medium, and heavy-cranes. Various models of medium or heavy-lift boom trucks can safely lift loads from 15 to 80 tons and operating radii can exceed 200 feet. Another advantage of the boom truck is the ability to provide occasional man lift capabilities at a very low cost to height ratio. While it is not uncommon to see a very old boom truck, most replacement cycles seem to trend to seven years. The market for boom trucks has historically been cyclical.

Although the Company offers a complete line of boom trucks from light to heavy capacity cranes much of our efforts have been devoted to the development of higher capacity boom trucks specifically designed to meet the particular needs of customers including those in energy production and electrical power distribution. We believe it is an advantage to be skewed towards the heavier lifting capacity, since the heavier capacity cranes have higher margins.

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

In 2020, industry shipments for straight-mast cranes was approximately 750 units and declined approximately 39% compared to 2019.  The data that the Company has seen indicates that dealer rental utilization and United States commercial construction indices experienced some economic disruption associated with COVID-19. During 2020, the Company launched two models of straight-mast cranes and continued development of higher capacity models as we head into 2021.

Knuckle Boom Cranes

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

The knuckle boom crane market is a global market with a wide variety of end sector applications, but focused particularly on residential and non-residential construction, road and bridge infrastructure development, waste management and utility applications. PM knuckle boom cranes are sold into a variety of geographies including West and East Europe, Central Asia, Africa, North and Central America, South America, the Middle East and the Far East and Pacific region. Historically, PM focused on its domestic and local Western European markets, but in recent years has expanded its sales and distribution efforts internationally. PM has six international sales and distribution offices located in several European countries as well as the Far East and Latin America.  After acquisition by Manitex, the Company expanded its distribution capability with the existing Manitex dealer network in North America as well as expanding the number of independent service centers in the US.

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

In 2019 we started shipping articulated cranes under the brand name PM–Tadano to customers in Asia. This was a key branding initiative we launched during the second half of 2019. Our partnership with Tadano is gaining traction in Asia, and is now expanding into the Middle East, through our PM-Tadano branding efforts and distribution expansion.

Aerial Work Platforms

Oil & Steel aerial platforms are self-propelled or truck mounted and places an operator in a basket in the air in order to perform maintenance, repairs or similar activities. The equipment is used in a variety of applications including utilities, sign work and industrial maintenance and is often sold to rental operations.

Oil & Steel serves a number of geographies in North America, West and East Europe but also the near and Far East and sells through dealers as well as its own sales and distribution offices. In North America, the product sold under the Manitex brand and sold through its distribution network. The market generally follows the domestic economic cycle for any particular country. Consequently, the market has shown a positive trend in the recent past.

Industrial Cranes

Badger sells specialized industrial cranes through a network of dealers. The Badger product line includes specialized 15 and 30-ton industrial cranes (which can be used by the railroads) as well as a 10 ton carry deck crane which are all sold under both the Badger and Manitex names.  Additionally, Badger sells lattice cranes with 20 to 30 ton lifting capacity marketed under the Little Giant trade name.  The Little Giant line has five lattice boom models, three of which are dedicated rail cranes. In addition, Badger also sells a 30-ton truck crane and a 25-ton crawler crane under the Little Giant name.  Badger also has the capability to manufacture certain of our lower capacity boom trucks and provides expanded boom truck manufacturing capacity when needed.

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

Valla product line of industrial cranes is a full range of precision pick and carry cranes from 2 to 44 tons, using electric, diesel, and hybrid power options. Its cranes offer wheeled or tracked, and fixed or swing boom configurations, with special applications designed specifically to meet the needs of its customers. The product is sold internationally through dealers and into the rental distribution channel.

Equipment Distribution

C&M is a distributor of the Company’s products. C&M Leasing rents equipment manufactured by the Company as well as a limited amount of equipment manufactured by third parties.

Part Sales

As part of our operations, we supply repair and replacement parts for our products. The parts business margins are higher than our overall margins. Part sales as a percentage of revenues tend to increase when there is a down-turn in the industry. Part sales as a percentage of revenues are approximately 16% and 13% for the years ended December 31, 2020 and 2019, respectively.

Company Revenues by Sources

The sources of the Company’s revenues are summarized below:

	2020	2019
Boom trucks, knuckle boom & truck cranes	69%	72%
Part sales	16%	13%
Rough terrain cranes	6%	5%
Installation services	2%	3%
Other equipment	7%	7%
Net Revenue	100%	100%

In 2020 and 2019, no customer accounted for 10% or more of the Company’s revenue.

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

The Company owns and uses several trademarks relating to its brands that have significant value and are instrumental to the Company’s ability to market its products. The Company’s most significant trademark is “Manitex” (presently registered with the United States Patent and Trademark Office until 2027).  Badger Equipment Company markets its products under the “Little Giant” and Badger trade names. Valla markets its products under the “Valla” tradename. PM sells its products using the trademark “PM” and PM subsidiary, PM Oil & Steel S.p.A.; formerly known as PM Group S.p.A, sells its products using the “OIL & STEEL” trademark.  The Manitex, Badger, Valla, Little Giant, PM and OIL & STEEL trademarks and trade names are important to the marketing and operation of the Company’s business as a significant number of our products are sold under those names.  PM has three patents. One is registered with the Italian Patents and Trademarks Office until 2028.  PM has two additional patents registered with OHIM that are in force until 2031 and 2034, respectively.

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

The Company’s boom cranes compete with cranes manufactured by National Crane, Custom Truck One Source, Weldco Beales, Elliott and Altec. The Company’s knuckle boom cranes compete with Palfinger, Fassi, Effer and HIAB. The Company competes primarily with Broderson in selling rough terrain and industrial cranes.

Equipment Distribution

The Equipment Distribution division’s primary business is facilitation of sale of products manufactured by the Company. As such, it faces the same competition described above for products manufactured by the Company.  Additionally, the Equipment Distribution division has a dealership arrangement with Terex and must compete against dealers of other crane manufacturers.  Locally, the Equipment Distribution division competes against Runnion Equipment (dealer for National Crane), Power Equipment Leasing (dealer for Elliott) and Guiffre Cranes (dealer for Manitex).

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

Backlog

The backlog at December 31, 2020 was approximately $68 million, compared to a backlog of approximately $65 million at December 31, 2019.  The December 31, 2020 backlog has increased by $17.5 million since September 30, 2020 when it was at $50.5 million.  The backlog has continued to grow during the early part of 2021 and was $82 million at January 31, 2021.   The Company expects to ship product to fulfill its existing backlog within the next twelve months.

Revenue Recognition

The information regarding revenue, the basis for attributing revenue from external customers to individual countries is found in Note 4 “Revenue Recognition” to our consolidated financial statements, is hereby incorporated by reference into this Part I, Item 1.

Employees

As of December 31, 2020, the Company had 470 full time employees and 10 part time employees. The Company has not experienced any work stoppages and anticipates continued good employee relations. Eighteen (18) of our employees are covered by collective bargaining agreements. Fourteen (14) of our employees at our Badger subsidiary are represented by International Union, United Automobile, Aerospace, and Agricultural Implement Workers of America, (“UAW”) and its local No. 316. The current union contract expires on January 21, 2023. Four (4) employees are currently represented by Automobile Mechanics’ Local 701. The union contract expires on September 30, 2023. The employees represented by the Automobile Mechanics’ Local 701 are mechanics that work in our Equipment Distribution business. A number of our Equipment Distribution customers in the Chicago metropolitan area mandate union mechanics usage for any service / repair jobs.

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

The reader should carefully consider the following risks, together with the cautionary statement under the caption “Forward-Looking Statements” and the other information included in this report. The risks described below represent all of the material risks currently known to us; however, they are not the only ones the Company faces. Additional risks that are currently unknown to the Company or that the Company currently considers to be immaterial may also impair its business or adversely affect the Company’s financial condition or results of operations. If any of the following risks actually occur, the Company’s business, financial condition or results of operation could be adversely affected.

Risks Relating to the Company’s Business and Operations

A future substantial deterioration in economic conditions, especially in the United States and Europe, would adversely impact the Company’s results of operations and cash flows.

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

COVID-19 and related economic conditions, including the Company’s assessment of the vulnerability of our customers and vendors in relation to the economic disruptions associated with COVID-19, are continuing to negatively impact our financial condition, results of operations and cash flows.

The global outbreak of COVID-19 severely restricted the level of economic activity in many parts of the world. In response to this outbreak, the governments of many countries, states, cities and other geographic regions have taken a variety of preventative or protective actions, such as imposing restrictions on travel and business operations. While some countries have experienced declining numbers of COVID-19 cases and have therefore reversed some of these preventative and protective measures, others, including many areas of the United States, have experienced increases in COVID-19 cases and have implemented or are considering implementing or re-implementing such actions.  These measures, while intended to curtail the spread of COVID-19, have had and are expected to continue to have significant adverse impacts of uncertain severity and duration on domestic and foreign economies. The outbreak and continued spread of COVID-19 have resulted in a global economic slowdown. Currently, the effectiveness of economic stabilization efforts and other measures being taken to mitigate the effects of these actions and the spread of COVID-19, including the development, approval and distribution of vaccines, is uncertain.

As a result of the COVID-19 pandemic, we and our affiliates, employees, suppliers, customers and others have been and may continue to be restricted or prevented from conducting normal business activities, including as a result of shutdowns, travel restrictions and other actions that may be recommended or mandated by governmental authorities. Such actions have prevented, and may in the future prevent us from accessing the facilities of our customers to provide services. While a substantial portion of our businesses have been classified as an essential business in jurisdictions in which facility closures have been mandated, we can give no assurance that there will not be closures in the future or that our businesses will be classified as essential in each of the jurisdictions in which we operate.

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

Further, the impact of COVID-19 may cause significant uncertainty and volatility in the credit markets. We rely on the credit markets to provide us with liquidity to operate and grow our businesses beyond the liquidity that our operating cash flows provide. If our access to capital were to become significantly constrained or if costs of capital increased significantly due the impact of COVID-19, including volatility in the capital markets, or other factors, then our financial condition, results of operations and cash flows could be adversely affected.

Lastly, if the COVID-19 pandemic becomes more pronounced in our global markets, or resurges in markets recovering from the pandemic, our operations in impacted areas could experience further adverse financial impacts due to market changes and other resulting events and circumstances. The extent to which the COVID-19 outbreak impacts our financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19, the longevity of COVID-19, the impact of COVID-19 on economic activity, and the actions to contain its impacts on public health and the global economy. The impact of COVID-19 may also exacerbate other risks discussed in this Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, any of which could have a material effect on our financial condition, results of operations and cash flows.

Our revenues and profitability are impacted by government spending, fluctuations in the construction industry, and capital expenditures in the oil and gas industry.

Many of the Company’s customers depend substantially on government spending, including highway construction and maintenance and other infrastructure projects by U.S. federal and state governments as well as foreign governments. Any decrease or delay in government funding of highway construction and maintenance and other infrastructure projects could cause the Company’s revenues and profits to decrease.

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

The Company’s level of indebtedness reduces our financial flexibility and meeting financial covenants required by our debt agreements could impede our ability to successfully operate.

As of December 31, 2020, the Company’s total debt was $47.3 million, which includes notes payable and capital lease obligations.

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

The Company’s existing debt agreements contain a number of significant covenants which may limit our ability to, among other things, borrow additional money, make capital expenditures, pay dividends, dispose of assets and acquire new businesses. These covenants also require the Company to meet certain financial and non-financial tests. A default or other event of non-compliance, if not waived or otherwise permitted by the Company’s lenders, could result in acceleration of the Company’s debt and possibly bankruptcy.

The Company may be unable to negotiate extensions of our credit agreements and to obtain additional debt or equity financing when needed.

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

The remediation of the material weakness in our internal control over financial reporting has caused us to incur substantial audit, legal and other costs, and may reduce investor confidence in our financial statements.

We incur substantial unanticipated expenses and costs, including audit, legal and other professional fees, in connection with the ongoing remediation of material weaknesses in our internal control over financial reporting. Certain remediation actions were recommended, and we are in the process of implementing them (see Item 9A "Controls and Procedures" of this Form 10-K for a description of these remediation measures). To the extent these steps are not successful, we could be forced to incur additional time and expense. In addition, these ongoing remediation efforts have diverted our management’s attention away from the operation of our business.

The Company’s business is affected by the cyclical nature of its markets.

A substantial portion of our revenues are attributed to a limited number of customers which may decrease or cease purchasing any time, since the Company’s products depends upon the general economic conditions of the markets in which the Company competes. The Company’s sales depend in part upon its customers’ replacement or repair cycles. Adverse economic conditions, including a decrease in commodity prices, may cause customers to forego or postpone new purchases in favor of repairing existing machinery. Downward economic cycles may result in reductions in sales of the Company’s products, which may reduce the Company’s profits.

The Company’s business is sensitive to increases in interest rates.

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. In addition, our credit agreement indebtedness may use LIBOR as a benchmark for establishing our interest rate. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to perform differently than in the past or to be replaced entirely. The consequences of these developments cannot be entirely predicted but could include an increase in the cost of our credit agreement indebtedness.

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

•	potentially adverse tax consequences;
•	complexities and difficulties in obtaining protection and enforcing our intellectual property;
•	compliance with additional regulations and government authorities in a highly regulated business;
•	general economic and political conditions internationally; and
•	public health concerns, including the ongoing coronavirus pandemic.

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

The Company may face limitations on its ability to integrate acquired businesses and manage anticipated growth, and may be unable to effectively respond to technological change and implementing new systems.

The successful integration of new businesses depends on the Company’s ability to manage these new businesses and cut excess costs. While the Company believes it has successfully integrated these acquisitions to date, the Company cannot ensure that these acquired companies will operate profitably or that the intended beneficial effect from these acquisitions will be realized.

If the Company fails to manage growth, the Company’s financial results and business prospects may be harmed. To manage the Company’s growth and to execute its business plan efficiently, the Company will need to institute, maintain and continue to improve operational, financial and management controls, as well as reporting systems and procedures. The Company also must effectively expand, train and manage its employee base. The Company cannot assure you that it will be successful in any of these endeavors.

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

Some of our customers rely on financing with third parties to purchase our products.

We rely on sales of our products to generate cash from operations. Significant portions of our sales are financed by third party finance companies on behalf of our customers. The availability and terms of financing by third parties are affected by general economic conditions, credit worthiness of our customers and estimated residual value of our equipment. Deterioration in credit quality of our customers or estimated residual value of our equipment, increases in interest rates or changes in the terms of third party financing agreements could negatively impact the ability or willingness of our customers to obtain resources they need to purchase our equipment. There can be no assurance third party finance companies will continue to extend credit to our customers.

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

The Company obtains materials and manufactured components from third-party suppliers. Any delay in the ability of the Company’s suppliers to provide the Company with necessary materials and components may affect the Company’s capabilities at a number of our manufacturing locations, or may require the Company to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting the Company’s suppliers including capacity constraints, labor disputes, the impaired financial condition of a particular supplier, suppliers’ allocations to other purchasers, difficulties in obtaining raw materials, shipping delays or disruptions, public health emergencies, weather emergencies or acts of war or terrorism. Any delay in receiving supplies could impair the Company’s ability to deliver products to customers and, accordingly, could have a material adverse effect on business, results of operations and financial condition.

In addition, the Company purchases materials and services from suppliers on extended terms based on the Company’s overall credit rating. Negative changes in the Company’s credit rating may impact suppliers’ willingness to extend terms and increase the cash requirements of the business.

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

The Company’s registered and common law trademarks, as well as certain of the Company’s licensed trademarks, have significant value and are instrumental to the Company’s ability to market its products. The Company’s trademarks “Manitex”, “Badger”, “Valla”, “PM” and “O&S” are important to the Company’s business as the majority of the Company’s products are sold under those names. The Company has not registered all of its trademarks in the United States nor in the foreign countries where it does business. Third parties could assert claims against such intellectual property that the Company could be unable to successfully resolve. If the Company has to change the names of any of its products, it may experience a loss of goodwill associated with its brand names, customer confusion and a loss of sales.

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

The Company may be unable to access the capital markets to raise funds and provide liquidity when needed.

Our access to capital markets to raise funds through the sale of equity or debt securities is subject to various factors, including general economic and/or financial market conditions which are outside our control, as well as our historical and expected future financial performance and perceived credit worthiness. Significant changes in market liquidity conditions or our actual or perceived financial condition could impact access to funding and associated funding costs, which could reduce our earnings and cash flows.

The Company is subject to currency fluctuations.

The reporting currency for our consolidated financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses, revenues and earnings are denominated in other countries’ currencies, including the Euro, Chilean peso, and Argentinean peso. Those assets, liabilities, expenses, revenues and earnings are translated into U.S. dollars at the applicable exchange rates to prepare our consolidated financial statements. Therefore, increases or decreases in exchange rates between the U.S. dollar and those other currencies affect the value of those items as reflected in our consolidated financial statements, even if their value remains unchanged in their original currency. Due to the continued volatility of foreign currency exchange rates to the U.S. dollar, fluctuations in currency exchange rates may have an impact on the accuracy of our financial guidance. Such fluctuations in foreign currency rates relative to the U.S. dollar may cause our actual results to differ materially from those anticipated in our guidance and have a material adverse effect on our business or results of operations.

Compliance with changing laws and regulations may increase our costs or reduce our business flexibility.

Our operations are subject to a number of potential risks. Such risks principally include:

•	trade protection measures and currency exchange controls;
•	labor unrest;
•	global and regional economic conditions;
•	political instability;
•	terrorist activities and the U.S. and international response thereto;
•	restrictions on the transfer of funds into or out of a country;
•	export duties and quotas;
•	domestic and foreign customs and tariffs;
•	current and changing regulatory environments;
•	difficulties protecting our intellectual property;
•	transportation delays and interruptions;
•	difficulty in obtaining distribution support;
•	natural disasters; and
•	current and changing tax laws.

We must comply with all applicable laws, including the Foreign Corrupt Practices Act (“FCPA”) and other laws that prohibit engaging in corruption for the purpose of obtaining or retaining business. These anti-corruption laws prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence government officials or private individuals for the purpose of obtaining or retaining a business advantage regardless of whether those practices are legal or culturally expected in a particular jurisdiction. Our global activities and distribution model are subject to risk of corruption by our employees and in addition, our sales agents, distributors, dealers and other third parties that transact Manitex business particularly because these parties are generally not subject to our control. We have an internal policy that expressly prohibits engaging in any commercial bribery and public corruption, including facilitation payments.

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

The Company relies on key management.

The Company relies on the management and leadership skills of Steve Filipov, its Chief Executive Officer. Mr. Filipov entered into an employment agreement commencing on September 1, 2019. Under the employment agreement, Mr. Filipov’s employment term automatically extends for successive periods of three years unless either the Company or Mr. Filipov gives written notice to the other party of non-renewal at least 90 days prior to the end of the then current employment term.  The loss of his services could have a significant and negative impact on the Company’s business. In addition, the Company relies on the management and leadership skills of other senior executives. The Company could be harmed by the loss of key personnel in the future.

The Company may be required to record goodwill or other intangible impairment charges on all or a significant amount of the goodwill or intangibles on its Consolidated Balance Sheets.

As of December 31, 2020, the Company had approximately $27.5 million of goodwill and $15.7 million of net intangibles. The Company tests goodwill for impairment at least annually. If the carrying value of goodwill exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess, as occurred in both 2020 and 2019. An impairment of a significant portion of goodwill could materially negatively affect the Company’s results of operations.

The Company received a loan under the Paycheck Protection Program of the CARES Act, and all or a portion of the loan may not be forgivable.

On April 14, 2020, the Company and its United States subsidiaries received a loan under the Paycheck Protection Program (PPP), which is part of the recently enacted CARES Act. The Company received total proceeds of $3.7 million from the PPP loan, and in accordance with the requirements of the PPP, the Company used proceeds from the PPP loan primarily for payroll costs. The loan is recorded on the balance sheet in current liabilities as deferred income liability and cash provided by operating activities on the statement of cash flows. We have applied to have this loan forgiven in accordance with applicable provisions of the PPP loan program, and we anticipate that this application will be approved.  However, we cannot provide any assurance that any amount of the PPP loan will ultimately be forgiven.

Risks Relating to Our Common Stock

The Company’s principal shareholders, executive officers and directors hold a significant percentage of the Company’s common stock, and these shareholders may take actions that may be adverse to your interests.

The Company’s principal shareholders, executive officers and directors beneficially own, in the aggregate, approximately 39% of the Company’s common stock as of February 1, 2021. As a result, these shareholders, acting together, will be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations, sales and purchases of assets. They also could dictate the management of the

Company’s business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, even if smaller shareholders support such a transaction, which could cause the market price of our common stock to fall or prevent smaller shareholders from receiving a premium in such a transaction.

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

General Risk Factors

The trading price of our common stock is highly volatile.

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

The information set forth in Note 21 (Legal Proceedings and Other Contingencies) to the accompanying Condensed Consolidated Financial Statements included in Part II.  Item 8 “Financial Statements” on Form 10-K is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Company’s Common Stock

The Company’s common stock is listed on The NASDAQ Capital Market trading under the symbol MNTX.

Number of Common Stockholders

As of February 9, 2021, there were 155 record holders of the Company’s common stock.

Dividends

During the fiscal years ended December 31, 2020 and 2019, the Company did not declare or pay any cash dividends on its common stock and the Company does not intend to pay any cash dividends in the foreseeable future. Furthermore, the terms of our credit facility do not allow us to declare or pay dividends without the prior written consent of the lender.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities during the quarter ended December 31, 2020:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs
January 1— January 31, 2020	—	$—	—	—
February 1—February 29, 2020	—	—	—	—
March 1—March 31, 2020	2,949	4.34	—	—
April 1—April 30, 2020	—	—	—	—
May 1—May 31, 2020	—	—	—	—
June 1—June 30, 2020	—	—	—	—
July 1—July 31, 2020	—	—	—	—
August 1—August 31, 2020	232	4.30	—	—
September 1—September 30, 2020	—	—	—	—
October 1 through October 31, 2020	9,941	4.74	—	—
November 1 through November 30, 2020	—	—	—	—
December 1 through December 31, 2020	—	—	—	—
Total	13,122	$4.46	—	—

(1)

The Company purchased and cancelled 13,122 shares of its common stock. The shares were purchased from employees throughout the year at an average market closing price of $4.46. The employees used the proceeds from the sale of shares to satisfy their withholding tax obligations that arose when restricted shares vested on that date.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

Impact of COVID-19

We are continuing to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it is impacting our customers, employees, supply chain, and distribution network, as well as the demand for our products in the industries and markets that we serve. Our first priority is the health and safety of our employees, customers, and business partners and we believe that we have taken every necessary step to keep our facilities clean and safe during the COVID-19 pandemic. While COVID19 had a material impact on our reported results for our second, third, and fourth quarters, we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the ultimate severity and duration of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown. See Part II, Item 1A, Risk Factors, for an additional discussion of risks related to COVD-19.

As a result of the impact of the COVID-19 outbreak, during the second, third, and fourth quarters of 2020, the Company experienced a temporary reduction of its manufacturing and operating capacity in Italy as a result of government-mandated actions to control the spread of COVID-19 which adversely impacted our revenues. Further, the Company has experienced and may continue to experience disruptions or delays in its supply chain as a result of such actions, which would result in higher supply chain costs to the Company in order to maintain the supply of materials and components for its products. In addition, the Company has modified its business practices (including practices regarding employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences).

During 2020, to address the COVID-19 outbreak induced downturn in our business including, but not limited to, the Company adopted a restructuring plan for North American operations to generate approximately $4.5 million in annualized cost savings.

In addition to the above, we continued to take steps to minimize the negative impact of the COVID-19 pandemic on our business and to protect the safety of our employees and customers. For the year ended December 31, 2020, we had available liquidity through cash and our credit facility of approximately $29 million to address liquidity concerns and we remained in compliance with the covenants in our bank credit facility as we were able to generate positive cash flow from operations of approximately $8.3 million (excluding the PPP loan of $3.7 million) for the year ended December 31, 2020 and maintain a strong balance sheet. Furthermore, in December 2020, the Company paid down approximately $17.5 million of the convertible notes and European bank debt. Lastly, the company's consolidated backlog of approximately $82 million, as of January 31, 2021 is at its highest level in over three years.

Business Overview

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

The following table sets forth certain financial data for the years ended December 31, 2020, and 2019:

Results of Consolidated Operations

MANITEX INTERNATIONAL, INC.

(In thousands)

	For the Years Ended December 31,
	2020	2019	$ Change	% Change
Net revenues	$167,498	$215,492	$(47,994)	(22.3)%
Cost of sales	136,632	174,649	(38,017)	(21.8)%
Gross profit	30,866	40,843	(9,977)	(24.4)%
Operating expenses
Research and development costs	3,227	2,714	513	18.9%
Selling, general and administrative expenses	28,743	34,086	(5,343)	(15.7)%
Impairment of intangibles	6,722	1,539	5,183	336.8%
Total operating expenses	38,692	38,339	353	0.9%
Operating (loss) income	(7,826)	2,504	(10,330)	(412.5)%
Other income (expense)
Interest expense	(3,595)	(4,512)	917	(20.3)%
Interest income	97	229	(132)	(57.6)%
Gain on extinguishment of debt	595	—	595	0.0%
Changes in fair value of securities held	-	5,454	(5,454)	(100.0)%
Foreign currency transaction loss	(813)	(844)	31	(3.7)%
Other (expense) income	(503)	15	(518)	(3453.3)%
Total other (expense) income	(4,219)	342	(4,561)	(1333.6)%
(Loss) income before income taxes from continuing operations	(12,045)	2,846	(14,891)	(523.2)%
Income tax expense from continuing operations	674	2,791	(2,117)	(75.9)%
(Loss) income from continuing operations	(12,719)	55	(12,774)	(23225.5)%
Discontinued operations:
Loss from discontinued operations, net of income tax expense (benefit)	(891)	(8,547)	7,656	(89.6)%
Net loss	$(13,610)	$(8,492)	$(5,118)	60.3%

Year Ended December 31, 2020 Continuing Operations Compared to Year Ended December 31, 2019

Net (loss) income from continuing operations

For the year ended December 31, 2020, net loss was $12.7 million, compared to net income of $0.1 million for 2019.

Net revenue and gross profit —For the year ended December 31, 2020, net revenue and gross profit were $167.5 million and $30.9 million, respectively. Gross profit as a percent of net revenues was 18.4% for the year ended December 31, 2020.  For the year ended December 31, 2019, net revenue and gross profit were $215.5 million and $40.8 million, respectively. Gross profit as a percent of net revenues was 19.0% for the year ended December 31, 2019.

For 2020, revenues decreased $48.0 million or 22.3% from $215.5 million for 2019. The decreases are primarily due to decreases in straight mast crane sales and revenues from the Company’s United States subsidiaries, primarily due to the impact of the ongoing of COVID-19 pandemic partially offset by an increase in revenues due to a favorable impact by a stronger Euro, which accounted for $2.2 million.

Gross profit as a percent of net revenues was 18.4% for the year ended December 31, 2020, which decreased from 19.0% for the year ended December 31, 2019. The decrease in gross profit is attributable to decreases in revenues and product mix partially offset by decrease in cost of sales. The decline in the gross profit percentage is primarily driven by product mix as lower margin products were sold in 2020.

Research and development —Research and development for the year ended December 31, 2020 was $3.2 million compared to $2.7 million for the comparable period in 2019. The Company’s research and development spending continues to reflect our commitment to develop and introduce new products that give the Company a competitive advantage.

Selling, general and administrative expense — Selling, general and administrative expense for the year ended December 31, 2020 was $28.7 million compared to $34.1 million for the comparable period in 2019, a decrease of $5.4 million. The decreases are primarily related to cost savings initiatives implemented during the second quarter of 2020 at our US facilities resulting in permanent and temporary layoffs of employees, postponement of consulting costs, and lower professional fees.  Also cost reduction occurred driven by our Italian subsidiaries which were shut down for four weeks due to COVID-19. In addition, 2019 included restructuring charges at our PM facilities, which did not occur in 2020.

Advertising —Advertising costs are expensed as incurred and were $489 and $965 for the years ended December 31, 2020, and 2019, respectively. The advertising costs are included within the SG&A financial statement caption and the decrease in expense is consistent with the cost savings initiatives discussed above.

Impairment of intangible assets – Impairment expense was $6.7 million and $1.5 million for the years ended December 31, 2020 and 2019, respectively. The increase was driven by the COVID-19 pandemic which caused a decrease in the Company’s market capitalization causing a triggering event which resulted in a $6.6 million goodwill impairment charge and a $0.1 million tradename impairment charge during 2020.

Interest expense —Interest expense was $3.6 million and $4.5 million for the years ended December 31, 2020 and 2019, respectively.  The decrease reflects the impact of lower outstanding debt balances and lower interest rates during 2020.

Gain from extinguishment of debt— For 2020, the Company paid off the entire PM term and unsecured debt at a 15% discount to its face value which resulted in a gain of $0.6 million.

Change in fair value of securities held— For the year ended December 31, 2020, the Company held no marketable securities. For the year ended December 31, 2019, the Company had a gain of $5.5 million due to a change in the fair value of securities held in ASV.

Foreign currency transaction loss — For the year ended December 31, 2020, the Company had a foreign currency loss of $0.8 million consistent with the loss incurred during 2019. A substantial portion of the losses relate to changes in the Argentinian peso. The Company has not been able to identify a strategy to effectively hedge the currency risks related to the Argentinian peso.

Other (expense) income— For the year ended December 31, 2020, the Company had other expenses of $0.5 million compared to other income of less than $0.1 million for the comparable period in 2019. Other expense for the year ended December 31, 2020, was primarily related to a legal settlement and the closing of a location in Italy.

Discontinued operations— For the year ended December 31, 2020, the Company had a net loss from discontinued operations of $0.9 million compared to a net loss from discontinued operations of $8.6 million for the comparable period in 2019. The improvement was mainly driven by no impairment expense during 2020, compared to $6.6 million of goodwill and intangible impairment expense during 2019.

Income tax — On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was enacted. The CARES Act, among other things, includes provisions relating to net operating loss carrybacks, alternative minimum tax credit refunds, a modification to the net interest deduction limitations and a technical correction to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2020.

The calculation of the overall income tax provision for the 12 months ended December 31, 2020 primarily consists of a domestic income tax provision resulting from state and local taxes, foreign income taxes, the change in unrecognized tax benefits and valuation allowance.

The Company’s effective tax rate from continuing operations was an income tax provision of 5.6% on a pretax loss of $12.0 million compared to an income tax provision of 98.1% on a pretax income of $2.8 million from prior year. The effective tax rate for the year ended December 31, 2020 differs from the U.S. statutory rate of 21% primarily due to the tax effects related to the mix of domestic and foreign earnings, nondeductible permanent differences, domestic losses for which the Company is not recognizing an income tax benefit, the change in unrecognized tax benefits and valuation allowance. In the prior year the Company established a valuation allowance against the deferred assets of PM.

Liquidity and Capital Resources

The ultimate duration and severity of the COVID-19 pandemic remain highly uncertain at this time.  Accordingly, its impact on the global economy generally and our customers and suppliers specifically, as well as the ultimate potential negative financial impact to our results of operations and liquidity position cannot be reasonably estimated at this time, but have been and could continue to be material. In the context of these uncertain conditions, we are actively managing the business to maintain cash flow and ensure that we have sufficient liquidity for a variety of scenarios. We believe that such strategy will allow us to meet our anticipated funding requirements.

On April 14, 2020, the Company and its United States subsidiaries received a loan under the Paycheck Protection Program (PPP), which is part of the recently enacted CARES Act administered by the U.S. Small Business Administration. The Company received total proceeds of $3.7 million from the PPP loan.  We have applied to have this loan forgiven in accordance with applicable provisions of the PPP loan program, and we anticipate that this application will be approved. In accordance with the requirements of the PPP, the Company used proceeds from the PPP loan primarily for payroll costs. The loan is recorded on the balance sheet in current liabilities as deferred income liability and cash provided by operating activities on the statement of cash flows (See Note 3 for accounting policy on loan). While there is no guarantee that the Company will receive forgiveness for any outstanding amounts under the PPP Loan, it believes that it has acted in compliance with the terms of the program and is seeking forgiveness of the PPP Loan.

Cash, cash equivalents and restricted cash were $17.4 million and $23.6 million at December 31, 2020 and December 31, 2019, respectively. In addition, the Company has a U.S. revolving credit facility with a maturity date of July 20, 2023. At December 31, 2020 the Company had $9.1 million available to borrow under its revolving credit facility.

At December 31, 2020, the PM Group had established working capital facilities with five Italian, one Spanish and eleven South American banks. Under these facilities, the PM Group can borrow $25.1 million against orders, invoices and letters of credit. At December 31, 2020, the PM Group had received advances of $13 million. Future advances are dependent on having available collateral.

Significant Transactions Affecting Company Liquidity

On August 21, 2020, the Company entered into an Asset Purchase Agreement to sell Manitex Sabre, Inc. to an affiliate of Super Steel, LLC for cash proceeds of $1,500, subject to certain adjustments based on closing date accounts receivable and inventory.

In addition to the proceeds from sale of $1,500 in cash received, the Company may receive a maximum royalty and earnout payments of approximately $2,900 for years 2021 thru 2023 if certain revenue criteria are met. The Company accounts for the contingent consideration as a gain in accordance with ASC 450. Under this approach, we will recognize the contingent consideration in earnings after the contingency is resolved. See Note 21 for additional discussion related to the sale of Sabre’s business and assets.

In September 2019, ASV was acquired by Yanmar American Corporation resulting in the Company receiving $7.05 per share in cash, or $7.6 million, for its remaining 1,080,000 shares of ASV.

Cash Flows for 2020 and 2019

Operating Activities

For 2020, operating activities provided $12.0 million in cash compared to $3.2 million cash provided during 2019. Cash provided by working capital was $11.7 million for 2020 compared to usage $0.7 million for 2019. Effective accounts receivable management generated $6.8 million cash in 2020 compared to $9.3 million cash in 2019. Cash of $7.6 million was used to pay down accounts payable in 2019. Inventory represented a cash inflow of $4.7 million in 2020 compared to a cash outflow of $2.4 million for 2019.   Cash of $3.7 million was also generated from the receipt of funds under the PPP program in 2020.

Investing Activities

Cash provided from investing activities was $0.8 million in 2020 which included $1.6 million in proceeds from the sale of the Sabre business unit. Cash provided from investing activities was $5.8 million in 2019 which included $7.6 million in proceeds from the sale of an interest in an equity investment. Cash payments for plant, property and equipment were $0.7 million in 2020 compared to payments of $1.8 million in 2019.

Financing Activities

Cash flow from financing activities was an outflow of $20.8 million for the year ended December 31, 2020 which included the payoff of the convertible notes for $22.5 million, principal loan payments of $8.3 million, a reduction in working capital borrowing of $2.3 million and payments under capital leases of $0.5 million. These were partially offset by net borrowings under the revolving credit facility of $12.8 million.  Cash flow from financing activities was an outflow of $8.0 million for the year ended December 31, 2019 which included principal loan payments of $4.1 million, a reduction in working capital borrowing of $3.9 million and payments under capital leases of $0.4 million.

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

Off Balance Sheet Arrangements

CIBC has issued 2 standby letters of credit at December 31, 2020.  The first standby letter of credit is $0.2 million in favor of an insurance carrier to secure obligations which may arise in connection with future deductible payments that may be incurred under the Company’s worker’s compensation insurance policies.  The second standby letter of credit is less than $0.1 million in favor of a governmental agency to secure obligations which may arise in connection with worker’s compensation claims.

See Note 21 – “Legal Proceedings and Other Contingencies.”

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

Revenue Recognition. Revenue is recognized when obligations under the terms of the contract with our customer are satisfied; generally, this occurs with the transfer of control of our equipment, parts or installation services (typically completed within one day), which occurs at a point in time.  Equipment can be redirected during the manufacturing phase such that over time revenue recognition is not appropriate.  Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services.  Our contracts are non-cancellable, and returns are only allowed in limited instances. Value added tax and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. The expected costs associated with our base warranties continue to be recognized as expense when the products are sold and do not constitute a separate performance obligation.

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

Assets and Liabilities Classified as Held for Sale. The Company classifies assets (or disposal groups comprised of assets and liabilities) as held for sale when they are expected to be recovered primarily through sale rather than through continuing use. They are stated at the lower of carrying amount or fair value less costs to sell. Upon reclassification, we cease to depreciate or amortize non-current assets classified as held for sale. A discontinued operation is a component of our business that represents a separate major line of business or geographical area of operation that has been disposed of or is held for sale and a strategic shift that will have a major effect on our operations and financial results. Classification as a discontinued operation occurs upon disposal or when the operation meets the criteria to be classified as held for sale, if earlier. When an operation is classified as a discontinued operation, the comparative statement of comprehensive income (loss) is revised as if the operation had been discontinued from the start of the comparative period. We have elected to not revise consolidated statements of cash flows to split operating, investing and financing activities between continuing and discontinued operations, but instead provide certain required cash flow information. The Company will account for the contingent consideration as a gain in accordance with ASC 450. Under this approach, we will recognize the contingent consideration in earnings after the contingency is resolved. As part of the discontinued operations classification, we review the allocation of corporate expenses, interest expense and entity-wide goodwill and intangible assets. In addition, income taxes are calculated on a stand-alone basis for both continuing and discontinued operations.

Inventories and Related Reserve for Obsolete and Excess Inventory. Inventories are valued at the lower of cost or net realizable value and are reduced by a reserve for excess and obsolete inventories. The estimated reserve is based upon historical experiences and/or specific identification of excess or obsolete inventories.

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

In 2020 and 2019, goodwill is tested for impairment at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which discrete financial information with similar economic characteristics is available and operating results are regularly reviewed by our chief operating decision maker.

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

Warranty Expense. The Company establishes reserves for future warranty expense at the point when revenue is recognized by the Company and is based on a percentage of revenues. The provision for estimated warranty claims, which is included in cost of sales, is based on historical claims experience.

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

Recently Issued Pronouncements – Not Yet Adopted

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

Recently Adopted Accounting Guidance

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”). ASU 2016-13 sets forth a “current expected credit loss” model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. The guidance in this standard replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. Subsequently, the FASB issued the following standards related to ASU 2016-13: ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” ASU 2019-05, “Financial Instruments-Credit Losses (Topic 326) Targeted Transition Relief,” and ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” which provided additional guidance and clarity to ASU 2016-13 (collectively, the “Credit Loss Standard”). In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (“ASU 2019-04”). ASU 2019-04 provides narrow scope amendments for Topics 326, 815 and 825.  The effective date is the first quarter of fiscal year 2020 and early adoption is permitted. The Company adopted the new credit loss standard using a modified retrospective approach effective January 1, 2020 and determined it did not have a material effect on the Company’s financial statements.

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

Foreign Exchange Risk

The Company is exposed to fluctuations in foreign currency cash flows related to third-party purchases and sales, intercompany product shipments and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollar when compared to functional currencies of our major foreign subsidiaries, primarily the Euro. The Company assesses foreign currency risk based on transactional cash flows, identifies naturally offsetting positions and purchases hedging instruments to partially offset anticipated exposures. At December 31, 2020, the Company had no outstanding foreign currency exchange contracts being used to hedge future sales that would qualify as cash flow hedges.

The Company, however, has a foreign currency exchange contract to sell 3.02 billion Chilean pesos.  This contract is intended to hedge an intercompany receivable that PM has from its Chilean subsidiary.   This forward currency exchange contract has been determined not to be considered a hedge under ASC 815-10, as such aggregate changes in the translation effect of foreign currency exchange rate changes would have on our operating income. At December 31, 2020, the Company performed a sensitivity analysis on the effect that exchange rate changes would have on the Company. Based on this sensitivity analysis, we have determined that a change in the value of the U.S. Dollar relative to currencies outside the U.S. by 10% to amounts already incorporated in the financial statements for the year ended December 31, 2020 would have $0.3 million impact on the translation effect of foreign currency exchange rate changes already included in our reported operating income for the period.

Interest Rate Risk

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and EURIBOR.  At December 31, 2020, the Company had $42.7 million of debt with average weighted average interest rate at year end of 2.7%. At December 31, 2020, the Company performed a sensitivity analysis to determine the impact of an increase in interest rates. Based on this sensitivity analysis, the Company has determined that an increase of 10% in our average floating interest rates at December 31, 2020 would increase interest expense by approximately $0.1 million.

Commodities Risk

Principal materials and components that the Company uses in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Extreme movements in the cost and availability of these materials and components may affect the Company’s financial performance. Changes to input costs did not have a significant effect on the Company’s operating performance in 2020. During 2020, raw materials and components were generally available to meet our production schedules and availability had no significant impact on 2020 revenues.

In the absence of labor strikes or other unusual circumstances, substantially all materials and components are normally available from multiple suppliers. However, certain businesses receive materials and components from a single source supplier, although alternative suppliers of such materials may be generally available. Current and potential suppliers are evaluated on a regular basis on their ability to meet our requirements and standards. The Company actively manages our material supply sourcing and may employ various methods to limit risk associated with commodity cost fluctuations and availability. The inability of suppliers, especially any single source suppliers for a particular business, to deliver materials and components promptly could result in production delays and increased costs to manufacture the Company’s products. To mitigate the impact of these risks, the Company continues to search for acceptable alternative supply sources and less expensive supply options on a regular basis, including improving the globalization.

Customer concentration risk

For the years ended December 31, 2020 and 2019, no customers accounted for 10% or more of total Company’s accounts receivable.

For the years ended December 31, 2020 and 2019, purchases from any single supplier did not exceed 10% of total purchases.

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

Index to Financial Statements

The financial statements of the registrant required to be included in Item 8 are listed below:

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Manitex International, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Manitex International, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 11, 2021 expressed an adverse opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Classification of Discontinued Operations

As described in Note 22 to the consolidated financial statements, during the course of the year the Company made a decision to sell Manitex Sabre, Inc. (“Sabre”).  Management has reflected the results of this business as a discontinued operation in the consolidated statements of earnings for all periods presented.   Management presents discontinued operations when there is a disposal or anticipated disposal of a component group or a group of components that, in management’s judgment, represents a strategic shift in the business that will have a major effect on operations and financial results.  Upon the decision to sell Sabre in 2020, the net assets of Sabre were reclassified as held for sale in accordance with the authoritative guidance.

We identified the classification of Sabre as a discontinued operation as a critical audit matter because evaluating management's analysis involved a high degree of auditor judgment and subjectivity due to the assumptions made by management when assessing whether Sabre met the criteria to be classified as held for sale, including the probability of the sale being completed within one year and whether or not the sale of Sabre represented a strategic shift in the business that had a major effect on operations and financial results.

Our audit procedures related to the classification of Sabre as discontinued operations included the following, among others:  We tested the effectiveness of controls related to management’s assertion that Sabre met the criteria to be presented as a discontinued operation and the financial reporting implications of Sabre’s classification.  We inquired of management and inspected evidence that management planned to sell the business.  We evaluated the evidence, including testing completeness and accuracy of information provided by the entity used in the Company’s evaluation of whether Sabre met the criteria for discontinued operations, including the probability of the sale being completed within one year and that Sabre represented a strategic shift in the business that had a major effect on operations and financial results.  Evidence that we examined included, but is not limited to, board meeting minutes for approval from the Board of Directors to sell Sabre, contracts for personnel hired to help sell Sabre, third party communication regarding how far along the Company was in the selling process, and financial information.  We also evaluated the accuracy and appropriateness of the Company’s financial reporting and disclosure for Sabre’s classification as a discontinued operation.

Goodwill Impairment Analysis

As described in Note 3 to the consolidated financial statements, the Company evaluates goodwill for impairment at the reporting unit level annually or more frequently if indicators of impairment exist.  During the course of the year, the Company performed a quantitative goodwill impairment assessment for its two reporting units.  The quantitative impairment assessment involves the comparison of the fair value of a reporting unit to its carrying amount. The Company used a weighting of the income and market approaches to determine the fair value of the reporting unit.

We identified the goodwill impairment analysis as a critical audit matter for both reporting units because evaluating management's quantitative goodwill impairment test involved a high degree of auditor judgment due to the significant estimation required to determine the fair value of each reporting unit.  In particular, the fair value estimate was sensitive to significant assumptions, such as forecasted revenues, operating income margins, discount rate, perpetual growth rate, and estimated valuation multiples.

Our audit procedures related to the goodwill impairment analysis of the reporting units included the following, among others: We tested the design and operating effectiveness of key controls over the Company's goodwill impairment assessment process including review of the valuation model and significant assumptions used.  We tested the significant assumptions discussed above by assessing the reasonableness of management’s forecasts compared to current results and forecasted industry trends.  Due to the risk of how COVID-19 could impact management’s forecast, we performed sensitivity analyses of certain assumptions to evaluate changes in the fair value that would result from changes in the assumptions. With the assistance of our valuation specialists, we evaluated the selection of the discount rate and perpetual growth rate, including testing the underlying source information and the mathematical accuracy of the calculations by developing a range of independent estimates and comparing those to the rates selected by management.  We also involved our valuation specialists to evaluate the market approach, including evaluating the reasonableness of estimated valuation multiples.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

Chicago, Illinois
March 11, 2021

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Manitex International, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Manitex International, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

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

(2)

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and this report does not affect our report dated March 11, 2021, which expressed an unqualified opinion on those financial statements.

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

Other information

We do not express an opinion or any other form of assurance on management’s remediation activities related to the material weaknesses in internal control over financial reporting as of December 31, 2020.

/s/ GRANT THORNTON LLP

Chicago, Illinois
March 11, 2021

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved are especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Classification of Discontinued Operations

As described in Note 22 to the consolidated financial statements, during the course of the year the Company made a decision to sell the assets of Manitex Sabre, Inc. (“Sabre”).  Management has reflected the results of this business as a discontinued operation in the consolidated statements of operations for all periods presented.   Management presents discontinued operations when there is a disposal or anticipated disposal of a component group or a group of components that, in management’s judgment, represents a strategic shift in the business that will have a major effect on operations and financial results.  Upon the decision to sell the assets of Sabre in 2020, the net assets of Sabre were reclassified as held for sale in accordance with the authoritative guidance.

We identified the classification of Sabre as a discontinued operation as a critical audit matter because evaluating management's analysis involved a high degree of auditor judgment and subjectivity due to the assumptions made by management when assessing whether Sabre met the criteria to be classified as held for sale, including the probability of the sale being complete within one year and whether or not the sale of Sabre represented a strategic shift in the business that had a major effect on operations and financial results.

Our audit procedures related to the classification of Sabre as a discontinued operation included the following, among others:  We tested the effectiveness of controls related to management’s assertion that Sabre met the criteria to be presented as a discontinued operation and the financial reporting implications of Sabre’s classification.  We inquired of management and inspected evidence that management planned to sell the business.  We evaluated the evidence, including testing completeness and accuracy of information provided by the entity used in the Company’s evaluation of whether Sabre met the criteria for discontinued operations, including the probability of the sale being completed within one year and that Sabre represented a strategic shift in the business that had a major effect on operations and financial results.  Evidence that we examined included but is not limited to, board meeting minutes for approval from the Board of Directors to sell Sabre, contracts for personnel hired to help sell Sabre, third party communication regarding how far along the Company was in the selling process, and financial information.  We also evaluated the accuracy and appropriateness of the Company’s financial reporting and disclosure for Sabre’s classification as a discontinued operation.

Goodwill Impairment Analysis

As described in Note 3 to the consolidated financial statements, the Company evaluates goodwill for impairment at the reporting unit level annually or more frequently if indicators of impairment exist.  During the course of the year, the Company performed a quantitative goodwill impairment assessment for its two reporting units. The quantitative impairment assessment involves the comparison of the fair value of a reporting unit to its carrying amount. The Company used a weighting of the income and market approaches to determine the fair value of the reporting unit.

We identified the goodwill impairment analysis as a critical audit matter for both reporting units because evaluating management's quantitative goodwill impairment test involved a high degree of auditor judgment due to the significant estimation required to determine the fair value of each reporting unit. In particular, the fair value estimate was sensitive to significant assumptions, such as forecasted revenues, operating income margins, discount rate, perpetual growth rate, and estimated valuation multiples.

Our audit procedures related to the goodwill impairment analysis of the reporting units included the following, among others: We tested the design and operating effectiveness of key controls over the Company's goodwill impairment assessment process including review of the valuation model and significant assumptions used. We tested the significant assumptions discussed above by assessing the reasonableness of management’s forecasts compared to current results and forecasted industry trends.  Due to the risk of how COVID-19 could impact management’s forecast, we performed sensitivity analyses of certain assumptions to evaluate changes in the fair value that would result from changes in the assumptions. With the assistance of our valuation specialists, we evaluated the selection of the discount rate and perpetual growth rate, including testing the underlying source information and the mathematical accuracy of the calculations by developing a range of independent estimates and comparing those to the rates selected by management. We also involved our valuation specialists to evaluate the market approach, including evaluating the reasonableness of estimated valuation multiples.

MANITEX INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,
	2020	2019
ASSETS
Current assets
Cash	$17,161	$23,327
Cash - restricted	240	217
Trade receivables (net)	30,418	34,725
Other receivables	179	1,033
Inventory (net)	56,055	57,818
Prepaid expense and other current assets	2,218	4,706
Current assets of discontinued operations	—	1,591
Total current assets	106,271	123,417
Total fixed assets, net of accumulated depreciation of $17,444 and $14,864, at December 31, 2020 and 2019, respectively	18,723	19,035
Operating lease assets	4,068	2,174
Intangible assets (net)	15,671	17,032
Goodwill	27,472	32,635
Other long-term assets	1,143	281
Deferred tax asset	247	415
Long-term assets of discontinued operations	—	413
Total assets	$173,595	$195,402
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$32,429	$29,593
Accrued expenses	7,909	9,138
Accounts payable related parties	52	228
Notes payable	16,510	18,212
Convertible note-related party (net)	—	7,323
Current portion of finance lease obligations	344	476
Current portion of operating lease obligations	1,167	813
Customer deposits	2,363	1,493
Deferred income liability	3,747	—
Current liabilities of discontinued operations	—	800
Total current liabilities	64,521	68,076
Long-term liabilities
Revolving term credit facilities (net)	12,606	—
Notes payable (net)	13,625	19,446
Finance lease obligations (net of current portion)	4,221	4,584
Non-current operating lease obligations	2,901	1,361
Convertible note (net)	—	14,760
Deferred gain on sale of property	587	667
Deferred tax liability	1,333	1,045
Other long-term liabilities	4,892	5,913
Total long-term liabilities	40,165	47,776
Total liabilities	104,686	115,852
Commitments and contingencies
Equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at December 31, 2020 and 2019	—	—
Common Stock—no par value 25,000,000 shares authorized, 19,821,090 and 19,713,185 shares issued and outstanding at December 31, 2020 and 2019, respectively	131,455	130,710
Paid in capital	3,025	2,793
Retained deficit	(63,863)	(50,253)
Accumulated other comprehensive loss	(1,708)	(3,700)
Total equity	68,909	79,550
Total liabilities and equity	$173,595	$195,402

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the years ended December 31,
	2020	2019
Net revenues	$167,498	$215,492
Cost of sales	136,632	174,649
Gross profit	30,866	40,843
Operating expenses
Research and development costs	3,227	2,714
Selling, general and administrative expenses	28,743	34,086
Impairment of intangibles	6,722	1,539
Total operating expenses	38,692	38,339
Operating (loss) income	(7,826)	2,504
Other income (expense)
Interest expense	(3,595)	(4,512)
Interest income	97	229
Gain on extinguishment of debt	595	—
Change in fair value of securities held	—	5,454
Foreign currency transaction loss	(813)	(844)
Other (expense) income	(503)	15
Total other (expense) income	(4,219)	342
(Loss) income before income taxes from continuing operations	(12,045)	2,846
Income tax expense from continuing operations	674	2,791
(Loss) income from continuing operations	(12,719)	55
Discontinued operations:
Loss from operations of discontinued operations	(888)	(8,575)
Income tax expense (benefit)	3	(28)
Loss on discontinued operations	(891)	(8,547)
Net loss	$(13,610)	$(8,492)
(Loss) earnings Per Share
Basic
Loss from continuing operations	$(0.64)	$—
Loss from discontinued operations	$(0.05)	$(0.43)
Net loss	$(0.69)	$(0.43)
Diluted
Loss from continuing operations	$(0.64)	$—
Loss from discontinued operations	$(0.05)	$(0.43)
Net loss	$(0.69)	$(0.43)
Weighted average common shares outstanding
Basic	19,773,081	19,687,414
Diluted	19,773,081	19,687,414

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the years ended December 31,
	2020	2019
Net loss	$(13,610)	$(8,492)
Other comprehensive loss
Foreign currency translation gain (loss)	1,992	(531)
Total other comprehensive income (loss)	1,992	(531)
Total comprehensive loss	$(11,618)	$(9,023)

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

	Outstanding shares	Common Stock	APIC	Retained Deficit	AOCI (Loss)	Total
Balance at December 31, 2018	19,645,773	$130,260	$2,674	$(41,761)	$(3,169)	$88,004
Net loss	—	—	—	(8,492)	—	(8,492)
Loss on foreign currency translation	—	—	—	—	(531)	(531)
Employee 2004 and 2019 incentive plan grant	72,834	484	(484)	—	—	—
Repurchase to satisfy withholding and cancelled	(5,422)	(34)	—	—	—	(34)
Share-based compensation	—	—	603	—	—	603
Balance at December 31, 2019	19,713,185	$130,710	$2,793	$(50,253)	$(3,700)	$79,550
Net loss	—	—	—	(13,610)	—	(13,610)
Loss on foreign currency translation	—	—	—	—	1,992	1,992
Employee 2004 and 2019 incentive plan grant	121,027	806	(806)	—	—	—
Repurchase to satisfy withholding and cancelled	(13,122)	(61)	—	—	—	(61)
Share-based compensation	—	—	1,038	—	—	1,038
Balance at December 31, 2020	19,821,090	$131,455	$3,025	$(63,863)	$(1,708)	$68,909

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(13,610)	$(8,492)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	4,354	4,702
Gain on sale of discontinued operations	(319)	—
Gain from extinguishment of debt	(595)	—
Changes in allowances for doubtful accounts	(478)	646
Loss on disposal of assets	—	34
Changes in inventory reserves	(1,021)	1,253
Changes in deferred income taxes	458	2,285
Amortization of deferred financing cost	376	221
Write down of goodwill	6,585	3,165
Write down of intangibles	137	4,947
Amortization of debt discount	508	421
Change in value of securities held	—	(5,454)
Share-based compensation	1,038	603
Deferred gain on sale and lease back	(80)	(80)
Reserves for uncertain tax provisions	(131)	45
Other non-cash charges	-	(17)
Changes in operating assets and liabilities:
Decrease in accounts receivable	6,824	9,282
Decrease (increase) in inventory	4,746	(2,395)
Decrease (increase) in prepaid expenses	2,772	(624)
Increase (decrease) in other assets	(1,065)	125
Increase (decrease) in accounts payable*	165	(7,567)
Increase in deferred income	3,747	—
(Decrease) increase in accrued expense	(1,913)	185
Increase (decrease) in other current liabilities	738	(519)
(Decrease) increase in other long-term liabilities	(1,200)	471
Net cash provided by operating activities	12,036	3,237
Cash flows from investing activities:
Proceeds from the sale of equity investment	—	7,614
Proceeds from the sale of assets from discontinued operations	1,553	—
Purchase of property and equipment	(709)	(1,778)
Investment in intangibles other than goodwill	—	(7)
Net cash provided by investing activities	844	5,829
Cash flows from financing activities:
Payments on revolving term credit facilities	(3,500)	—
Borrowings on revolving term credit facility	16,300	—
Net repayments on working capital facilities	(2,276)	(3,852)
Repayments on convertible notes	(22,500)	—
New borrowings- other	246	588
Note payments	(8,287)	(4,110)
Bank fees and cost related to new financing	(194)	(141)
Shares repurchased for income tax withholding on share-based compensation	(61)	(34)
Payments on capital lease obligations	(496)	(422)
Net cash used for financing activities	(20,768)	(7,971)
Net (decrease) increase in cash and cash equivalents	(7,888)	1,095
Effect of exchange rate changes on cash	1,712	134
Cash and cash equivalents at the beginning of the year	23,577	22,348
Cash and cash equivalents at end of period	$17,401	$23,577

(See Note 16 for other supplemental cash flow information)

*Includes related party activities, see Note 20.

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Note 1. Nature of Operations

The Company is a leading provider of engineered lifting solutions. The Company reports in a single business segment and has four operating units.  The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries.

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

PM Oil and Steel S.p.A. (“PM” or “PM Group”), formerly known as PM Group S.p.A., is a leading Italian manufacturer of truck- mounted hydraulic knuckle boom cranes with a 50-year history of technology and innovation, and a product range spanning more than 50 models. PM is also a manufacturer of truck-mounted aerial platforms with a diverse product line and an international client base. Through its consolidated subsidiaries, PM Group has locations in Modena, Italy; Valencia, Spain; Arad, Romania; Chassieu, France; Buenos Aires, Argentina; Santiago, Chile; Singapore and Querétaro, Mexico.

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

Crane and Machinery, Inc. (“C&M”) is a distributor of the Company’s products as well as Terex Corporation’s (“Terex”) cranes.  Crane and Machinery Leasing, Inc. (“C&M Leasing”) rents equipment manufactured by the Company as well as a limited amount of equipment manufactured by third parties.  Although C&M is a distributor of Terex cranes, C&M’s primary business is the distribution of products manufactured by the Company.

COVID-19 Pandemic

The Company is continuing to closely monitor the spread and impact of the COVID-19 pandemic and is continually assessing its potential effects on our business and our financial performance as well as the businesses of our customers and vendors. The Company cannot predict the duration or severity of the COVID-19 pandemic, and we cannot reasonably estimate the financial impact the COVID-19 outbreak will have on our results and significant estimates going forward.

Discontinued Operations

A.S.V., LLC

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

Manitex Sabre, Inc. (“Sabre”)

On March 4, 2020, the Company’s Board of Directors approved the exploration by management of various strategic alternatives for Sabre, including the possibility of a transaction involving the sale of all or part of Sabre’s business and assets, to determine whether such a transaction would provide value to shareholders. The criterion of asset held for sale had been met and Sabre is reported as a discontinued operation.

On August 21, 2020, the Company entered into an Asset Purchase Agreement to sell Manitex Sabre, Inc. to an affiliate of Super Steel, LLC for cash proceeds of $1.5 million, subject to certain adjustments based on closing date accounts receivable and inventory.

In addition to the cash proceeds from sale of $1.5 million in cash received, the Company may receive a maximum royalty and earnout payments of approximately $2.9 million for years 2021 thru 2023 if certain revenue criteria are met. The Company will account for the contingent consideration as a gain in accordance with ASC 450. Under this approach, we will recognize the contingent consideration in earnings after the contingency is resolved. See Note 22 for additional discussion related to the sale of Sabre’s business and assets.

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

Cash and Cash Equivalents —For purposes of the statement of cash flows, the Company considers all short-term securities purchased with maturity dates of three months or less to be cash equivalents. The cash in the Company's U.S. banks (primarily CIBC) is not fully insured by the FDIC due to the statutory limit of $250.

Restricted Cash—Certain of the Company’s lending arrangements require the Company to post collateral or maintain minimum cash balances in escrow. These cash amounts are reported as current assets on the balance sheets based on when the cash will be contractually released. Total restricted cash was $240 and $217 at December 31, 2020 and 2019, respectively.

Revenue Recognition —Revenue is recognized when obligations under the terms of the contract with our customer are satisfied; generally, this occurs with the transfer of control of our equipment, parts or installation services (typically completed within one day), which occurs at a point in time.  Equipment can be redirected during the manufacturing phase such that over time revenue recognition is not appropriate.  Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services.  Our contracts are non-cancellable and returns are only allowed in limited instances.  Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. The expected costs associated with our base warranties continue to be recognized as expense when the products are sold and do not constitute a separate performance obligation.

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

 Allowance for Doubtful Accounts —Accounts receivable are stated at the amounts the Company’s customers are invoiced and do not bear interest. The Company has adopted a policy consistent with U.S. GAAP for the periodic review of its accounts receivable to determine whether the establishment of an allowance for doubtful accounts is warranted based on the Company’s assessment of the collectability of the accounts. The Company established an allowance for bad debt of $2.6 million and $2.8 million at December 31, 2020 and 2019, respectively. The Company also has in some instances a security interest in its accounts receivable until payment is received.

Property, Equipment and Depreciation —Property and equipment are stated at cost or the fair market value at date of acquisition for property and equipment acquired in connection with the acquisition of a company. Depreciation of property and equipment is provided over the following useful lives:

Asset Category	Depreciable Life
Buildings	12 –33 years
Machinery and equipment	3 – 15 years
Furniture and fixtures	3 – 10 years
Leasehold improvements	5 – 7 years
Motor Vehicles	3 – 7 years
Computer software	3 – 5 years

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation of property, and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 2020 and 2019 was $2,011 and $2,071, respectively.

Other Intangible Assets —The Company capitalizes certain costs related to patent technology. Additionally, a substantial portion of the purchase price related to the Company’s acquisitions has been assigned to patents or unpatented technology, trade name, customer backlog, and customer relationships. Under the guidance, Other Intangible Assets with definite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are tested annually for impairment.

Goodwill — Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is reviewed for impairment annually, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceed their fair value. The Company does not amortize goodwill.

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

The Company performed its annual impairment assessment as of March 31, 2020, prior to its October 1, 2020 annual measurement date. The valuation analysis was performed at March 31, 2020 due to the Company identifying a triggering event. Subsequently, a step 0 analysis was performed at December 31, 2020 indicating no impairment. In 2019, the Company performed its annual impairment assessment as of September 30, 2019, prior to its October 1, 2019 annual measurement date.  The valuation analysis was performed at September 30, 2019 due to the Company identifying a triggering event.

Impairment of Long-Lived Assets — The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value. Future cash flow projections include assumptions for future sales levels, the impact of cost reduction programs, and the level of working capital needed to support each business. The amount of any impairment then recognized would be calculated as the difference between the estimated fair value and the carrying value of the asset. The Company recognized $6.7 million in impairment related to tradenames, goodwill and customer relationships for the year ended December 31, 2020. The Company recognized $1.5 million in impairment related to tradenames, goodwill and customer relationships for the year ended December 31, 2019.

Inventory —Inventory consists of stock materials and equipment stated at the lower of cost (first in, first out) or net realizable value. All equipment classified as inventory is available for sale. The company records excess and obsolete inventory reserves. The estimated reserve is based upon specific identification and/or historical experience of excess or obsolete inventories. Selling, general and administrative expenses are expensed as incurred and are not capitalized as a component of inventory.

Accounting for Paycheck Protection Program —The Company has elected to account for the Paycheck Protection Program (PPP) loan as a government grant and as such, the loan was recorded as a deferred income liability on the balance sheet. The Company has applied for forgiveness of the loan. The offset will be recorded against the related expense on the income statement.

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

Derivatives—Forward Currency Exchange Contracts —When the Company enters into forward currency exchange contracts it does so such that the exchange gains and losses on the assets and liabilities that are being hedged, which are denominated in a currency other than the reporting units’ functional currency, would be offset by the changes in the market value of the forward currency exchange contracts it holds. The forward currency exchange contracts that the Company has to offset existing assets and liabilities denominated in other than the reporting units’ functional currency have been determined not to be considered a hedge. The Company records the forward currency exchange contracts at its market value with any associated gain or loss being recorded in current earnings. Both realized and unrealized gains and losses related to forward currency contracts are included in current earnings and are reflected in the Consolidated Statements of Operations in the other income expense section on the line titled foreign currency transaction loss.

Research and Development Expenses— The Company expenses research and development costs, as incurred. For the periods ended December 31, 2020 and 2019 expenses were $3,227 and $2,714, respectively.

Advertising —Advertising costs are expensed as incurred and were $489 and $965 for the years ended December 31, 2020 and 2019, respectively.

Retirement Benefit Costs and Termination Benefits —Payments to defined contribution retirement benefit plans are recognized as an expense when employees have rendered service entitling them to the contributions. Employees in Italy are entitled to Trattamento di Fine Rapporto (“TFR”), commonly referred to as an employee leaving indemnity, which represents deferred compensation for employees in the private sector. Under Italian law, an entity is obligated to accrue for TFR on an individual employee basis payable to each individual upon termination of employment (including both voluntary and involuntary dismissal). The expense is recognized in the personnel costs (SG&A or COGS) in the Consolidated Statements of Operations and the accrual is recorded in other long-term liability in the Consolidated Balance Sheets.

Litigation Claims —In determining whether liabilities should be recorded for pending litigation claims, the Company must assess the allegations and the likelihood that it will successfully defend itself. When the Company believes it is probable that it will not prevail in a particular matter, it will then record an estimate of the amount of liability based, in part, on advice of legal counsel.

Shipping and Handling —The Company records the amount of shipping and handling costs billed to customers as revenue. The cost incurred for shipping and handling is included in the cost of sales.

Adoption of Highly Inflationary Accounting in Argentina— GAAP guidance requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100 percent. In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina (“PM Argentina”). Under highly inflationary accounting, PM Argentina’s functional currency became the Euro (its parent company’s reporting currency), and its income statement and balance sheet have been measured in Euros using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in other (income) and expense, net and was not material.  As of December 31, 2020, PM Argentina had a small net peso monetary position. Net sales of PM Argentina were less than 5 percent of our consolidated net sales for the years ended December 31, 2020 and 2019, respectively.

Income Taxes — On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was enacted. The CARES Act, among other things, includes provisions relating to net operating loss carrybacks, alternative minimum tax credit refunds, a modification to the net interest deduction limitations and a technical correction to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2020.

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

As of December 31, 2020 and 2019, accrued warranties were $1,292 and $1,604, respectively.

Debt Issuance Costs —Debt issuance costs incurred in securing the Company’s financing arrangements are capitalized and amortized over the term of the associated debt. Deferred financing costs associated with long-term debt are presented in the balance sheet as direct deduction from the carrying amount of that debt liability, consistent with debt discount.  Deferred financing costs associated with revolving lines of credit are included with other long-term assets on the Company’s Consolidated Balance Sheets.

Sale and Leaseback —In accordance with ASC 842-10 Sales-Leaseback Transactions, the Company has recorded a deferred gain in relationship to the sale and leaseback of one of the Company’s operating facilities and on certain equipment.   As such, the gains have been deferred and are being amortized on a straight- line basis over the life of the leases.

Computation of EPS —Basic Earnings per Share (“EPS”) was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

The number of shares related to options, warrants, restricted stock, convertible debt and similar instruments included in diluted EPS (“EPS”) is based on the “Treasury Stock Method” prescribed in ASC 260-10, Earnings per Share. This method assumes the theoretical repurchase of shares using proceeds of the respective stock option or warrant exercised, and for restricted stock, the amount of compensation cost attributed to future services which has not yet been recognized, and the amount of current and deferred tax benefit, if any, that would be credited to additional paid in capital upon the vesting of the restricted stock, at a price equal to the issuer’s average stock price during the related earnings period. Accordingly, the number of shares includable in the calculation of EPS in respect of the stock options, warrants, restricted stock, convertible debt, and similar instruments is dependent on this average stock price and will increase as the average stock price increases.

Stock Based Compensation —In accordance with ASC 718 Compensation-Stock Compensation, share-based payments to employees, including grants of restricted stock units, are measured at fair value as of the date of grant and are expensed in the Consolidated Statements of Operation over the service period (generally the vesting period).

Comprehensive Income —Comprehensive income includes, in addition to net earnings, other items that are reported as direct adjustments to shareholder’s equity. Currently, the comprehensive income adjustment required for the Company is a foreign currency translation adjustment, the result of consolidating its foreign subsidiary.

Business Combinations —The Company accounts for acquisitions in accordance with guidance found in ASC 805, Business Combinations. The guidance requires consideration given, including contingent consideration, assets acquired, and liabilities assumed to be valued at their fair market values at the acquisition date. The guidance further provides that: (1) in-process research and development will be recorded at fair value as an indefinite-lived intangible asset; (2) acquisition costs will generally be expensed as incurred, (3) restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and (4) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

The Company records any excess of purchase price over fair value of assets acquired, including identifiable intangibles and liabilities assumed be recognized as goodwill.

Reclassification —A reclassification to properly reflect a decrease in long-term liabilities of discontinued operations of $0.4 million, an increase in deferred tax liability of $0.3 million, and a decrease in deferred tax asset of $0.1 million was recorded in the fourth quarter of 2020 for the year ended December 31, 2019.

Note 4. Revenue Recognition

The following table disaggregates our sources of revenues for the years indicated (ended December 31):

	2020	2019
Boom trucks, knuckle boom & truck cranes	$116,013	$155,562
Part sales	26,528	28,217
Rough terrain cranes	9,347	10,077
Services	2,950	6,295
Other equipment	12,660	15,341
Net Revenue	$167,498	$215,492

	2020	2019
Equipment sales	$138,020	$180,980
Part sales	26,528	28,217
Services	2,950	6,295
Net Revenue	$167,498	$215,492

The Company attributes revenue to different geographic areas based on where items are shipped to or services are performed. The following table provides details of revenues by geographic area for the years ended December 31, 2020 and 2019, respectively.

	2020	2019
United States	$71,406	$108,122
Italy	25,582	25,820
Canada	8,656	16,986
France	8,522	7,614
Chile	8,397	10,099
Other	44,935	46,851
	$167,498	$215,492

Customer Deposits

At times, the Company may require an upfront deposit related to its contracts.  In instances where an upfront deposit has been received by the Company and the revenue recognition criteria have not yet been met, the Company records a contract liability in the form of a customer deposit, which is classified as a short-term liability on the Consolidated Balance Sheets.  That customer deposit is revenue that is deferred until the revenue recognition criteria have been met, at which time, the customer deposit is recognized into revenue.

The following table summarizes changes in customer deposits for the year ended December 31, 2020 and 2019:

	2020	2019
Customer deposits at January 1,	$1,493	$1,836
Additional customer deposits received where revenue has not yet been recognized	7,019	5,658
Revenue recognized from customer deposits	(6,188)	(5,847)
Effect of change in exchange rates	39	(154)
Customer deposits at December 31,	$2,363	$1,493

Note 5. Earnings per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Details of the calculations are as follows:

	For the Years Ended December 31,
	2020	2019
Net (loss) income from continuing operations	$(12,719)	$55
Loss from discontinued operations, net of income taxes	(891)	(8,547)
Net Loss	$(13,610)	$(8,492)
Loss (earnings) per share
Basic
Loss from continuing operations	$(0.64)	$-
Loss from discontinued operations, net of income taxes	$(0.05)	$(0.43)
Net loss	$(0.69)	$(0.43)
Diluted
(Loss) income from continuing operations	$(0.64)	$-
Loss from discontinued operations, net of income taxes	$(0.05)	$(0.43)
Net loss	$(0.69)	$(0.43)
Weighted average common shares outstanding
Basic and Dilutive	19,773,081	19,687,414

There are 350,165 and 177,706 restricted stock units and stock options which are anti-dilutive and therefore are not included in the average number of diluted shares shown above for the years ended December 31, 2020 and 2019, respectively.

The following securities were not included in the computation of diluted earnings per share as their effect would have been antidilutive:

	For the Years Ended December 31,
	2020	2019
Unvested restricted stock units	242,586	198,717
Options to purchase common stock	97,437	97,437
Convertible subordinated notes	-	1,549,451
	340,023	1,845,605

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

The following is a summary of items that the Company measured at fair value during the periods:

	Fair Value at December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Valla contingent consideration	$—	$—	$224	$224
Forward currency exchange contracts	—	267	—	267
Total liabilities at fair value	$—	$267	$224	$491

	Fair Value at December 31, 2019
Liabilities:
PM contingent liabilities	$—	$—	$314	$314
Valla contingent consideration	—	—	205	205
Forward currency exchange contracts	—	99	—	99
Total liabilities at fair value	$—	$99	$519	$618

	Fair Value Measurements Using Significant Unobservable Inputs (level 3)
Liabilities:	PM Contingent Liability	Valla Contingent Consideration	Total
Balance at December 31, 2019	$314	$205	$519
Effect of change in exchange rates	—	19	19
Change in contingent liability consideration	(314)	—	(314)
Balance at December 31, 2020	$—	$224	$224

In 2019, the fair value of PM contingent liabilities, a Level 3 item, was based on an option pricing framework, more specifically, a Monte Carlo simulation.  The original fair value of Valla contingent consideration was also determined by using the Monte Carlo option pricing framework simulation at the acquisition date.

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

The book and fair value of the Company’s term debt was $16,532 for the year ended December 31, 2020, and $22,931 for the year ending December 31, 2019. The book and fair value of the Company’s capital leases was $4,565 and $5,592 for the year ended December 31, 2020, respectively and $5,060 and $6,295 for the year ending December 31, 2019, respectively. There is no difference between the book value and the fair value for amount recorded in connection with the liability recorded for a long-term legal settlement, which was $765 and $809 for the years ending December 31, 2020 and 2019, respectively.

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

Forward Currency Contracts

The Company enters into forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. The forward currency exchange contracts that the Company has to offset existing assets and liabilities denominated in other than the reporting units’ functional currency have been determined not to be considered a hedge under ASC 815-10. The Company records the forward currency exchange contracts at its market value with any associated gain or loss being recorded in current earnings. Both realized and unrealized gains and losses related to forward currency contracts are included in current earnings and are reflected in the Consolidated Statements of Operations in the other income expense section on the line titled foreign currency transaction gains (losses). Items denominated in other than a reporting unit functional currency include certain intercompany receivables due from the Company’s Italian subsidiaries and accounts receivable and accounts payable of our Italian subsidiaries and their subsidiaries.

PM Group has an intercompany receivable denominated in Euros from its Chilean subsidiary.  At December 31, 2020, the Company had entered into two forward currency exchange contracts that mature on January 8, 2021.  Under the contract the Company is obligated to sell 2,900,000 Chilean pesos for 3,140 euros. The Company has a second contract which obligates the Company to sell 160,000 Chilean pesos for $205. The purpose of the forward contract is to mitigate the income effect related to this intercompany receivable that results with a change in exchange rate between the Euro and the Chilean peso.

The following table provides the location and fair value amounts of derivative instruments that are reported in the Consolidated Balance Sheet as of December 31, 2020 and 2019:

Total derivatives not designated as a hedge instrument

		Fair Value
		As of December 31,
	Balance Sheet Location	2020	2019
Liabilities Derivatives
Foreign currency Exchange Contracts	Accrued expense	$267	$99
Total derivative liabilities		$267	$99

The following tables provide the effect of derivative instruments on the Consolidated Statement of Operations for 2020 and 2019:

Derivatives not designated as Hedge Instrument	Location of gain or (loss) recognized in Income Statement	Years ended December 31,
		2020	2019
Forward currency contracts	Foreign currency transaction losses	$(167)	$(191)
Interest rate swap contracts	Interest income	—	2
Total derivatives loss		$(167)	$(189)

During 2020 and 2019, there were no forward currency contracts designated as cash flow hedges.  As such, all gains and loss related to forward currency contracts during 2020 and 2019 were recorded in current earnings and did not impact other comprehensive income.

Note 8. Inventory

The components of inventory at December 31, are summarized as follows:

	2020	2019
Raw materials and purchased parts	$33,172	$35,406
Work in process	3,845	5,547
Finished goods and replacement parts	19,038	16,865
Inventories, net	$56,055	$57,818

The Company has established reserves for obsolete and excess inventory of $8,451 and $9,196 as of December 31, 2020 and 2019, respectively.

Note 9. Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31, 2020 and 2019, respectively:

	2020	2019
Machinery and equipment	$10,925	$10,116
Buildings	10,130	9,435
Finance lease	4,606	4,606
Land	4,437	4,131
Furniture and fixtures	2,653	2,058
Computer software & equipment	1,683	1,342
Leasehold improvements	1,501	1,445
Construction in progress	139	345
Motor vehicles	93	421
Totals	36,167	33,899
Less: accumulated depreciation	(15,505)	(13,288)
Less: accumulated depreciation - finance lease	(1,939)	(1,576)
Net property and equipment	$18,723	$19,035

Depreciation expense was $2,011 (net of $80 amortization of deferred gain on building) and $2,071 (net of $80 amortization of deferred gain on building) in 2020 and 2019, respectively. See Note 13 for information regarding finance leases.

Note 10. Goodwill and Other Intangible Assets

Intangible assets were comprised of the following as of December 31:

	Weighted Average Amortization Period Remaining (in years)	Gross Carrying Amount	Accumulated Amortization	December 31, 2020 Net Carrying Amount
Patented and unpatented technology	6	$18,643	$(14,587)	$4,056
Customer relationships	5	19,552	(12,753)	6,799
Trade names and trademarks	11	4,829	(2,677)	2,152
Indefinite lived trade names		2,664		2,664
Total intangible assets, net				$15,671

	Weighted Average Amortization Period Remaining (in years)	Gross Carrying Amount	Accumulated Amortization	December 31, 2019 Net Carrying Amount
Patented and unpatented technology	7	$17,963	$(13,499)	$4,464
Customer relationships	6	18,602	(10,968)	7,634
Trade names and trademarks	12	4,829	(2,481)	2,348
Indefinite lived trade names		2,586		2,586
Total intangible assets, net				$17,032

Amortization expense was $2,218 and $2,232 for the periods ended December 31, 2020 and 2019, respectively.

Estimated amortization expense for the next five years and subsequent is as follows:

Amount
2021	$2,233
2022	2,233
2023	2,233
2024	2,175
2025	2,163
And subsequent	1,970
Total intangibles currently to be amortized	13,007
Intangibles with indefinite lives not amortized	2,664
Total intangible assets	$15,671

Changes in the Company’s goodwill are as follows:

Goodwill
Balance December 31, 2019	$32,635
Goodwill impairment	$(6,585)
Effects of change in exchange rate	1,422
Balance December 31, 2020	$27,472

The Company performed its annual impairment assessment as of March 31, 2020, prior to its October 1, 2020 annual measurement date. The valuation analysis was performed at March 31, 2020 due to the Company identifying a triggering event. Subsequently, a step 0 analysis was performed at December 31, 2020 indicating no impairment. The Company’s policy is to assess the realizability of its intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value. Future cash flow projections include assumptions for future sales levels, the impact of cost reduction programs, and the level of working capital needed to support each business. The amount of any impairment then recognized would be calculated as the difference between the estimated fair value and the carrying value of the asset.

As of the valuation date, the global economy and the financial markets were experiencing severe adverse effects from the coronavirus disease (COVID-19) pandemic. While uncertainty remains as to its ultimate impact and duration, the COVID-19 pandemic is causing tremendous hardships globally and adversely impacting global and financial market conditions. At March 31, 2020, the Company considered a decrease in its market capitalization to be a triggering event and as such a valuation analysis was performed and goodwill and intangible assets were determined to be impaired, and as such non-cash impairment charges were made to selling, general and administrative expense and shown separately on the Consolidated Statement of Operations as impairment of intangibles. In order to more closely align the estimated fair values of our reporting units to our overall market capitalization, an increase to our risk premium utilized within our discounted cash flows analysis was applied, resulting in an impairment charge to goodwill and intangible assets at our PM reporting unit in the amount of $6.6 million and $0.1 million, respectively.

At September 30, 2019, the Company considered declining revenue and profitability along with missed projections and a decrease in its market capitalization to be a triggering event and as such a valuation analysis was performed and goodwill and intangible assets were determined to be impaired, and as such non-cash impairment charges were made to selling, general and administrative expense and shown separately on the income statement as impairment of intangibles. Goodwill was impaired at PM/Valla in the amount of $0.3 million. At December 31, 2019, intangible assets were impaired at PM/Valla in the amount of $1.2 million.

While there was no additional impairment of goodwill recognized as a result of the 2020 annual impairment test, a reasonably possible unexpected deterioration in financial performance or adverse change in earnings may result in a further impairment.

Note 11. Accrued Expenses

	As of December 31,
	2020	2019
Accrued vacation expense	$1,398	$1,217
Accrued payroll	1,306	961
Accrued warranty	1,292	1,604
Accrued income tax and other taxes	1,127	1,297
Accrued employee benefits	910	769
Accrued interest	244	932
Accrued expenses—other	1,632	2,358
Total accrued expenses	$7,909	$9,138

Note 12. Revolving Term Credit Facilities and Debt

U.S.  Credit Facilities

At December 31, 2020, the Company and its U.S. subsidiaries have a Loan and Security Agreement, as amended, (the “Loan Agreement”) with CIBC Bank USA (“CIBC”), formerly known as “The Private Bank and Trust Company”.  The Loan Agreement provides a revolving credit facility with a maturity date of July 20, 2023.   The aggregate amount of the facility is $30 million.

The maximum borrowing available to the Company under the Loan Agreement is limited to: (1) 85% of eligible receivables; plus (2) 50% of eligible inventory valued at the lower of cost or net realizable value subject to a $20 million limit; plus (3) 80% of eligible used equipment, as defined, valued at the lower of cost or market subject to a $2 million limit; plus (4) 50% of eligible Mexico receivables (as defined) valued at the lower of cost or net realizable value subject to a $0.4 million limit. At December 31, 2020 and 2019, the maximum the Company could borrow based on available collateral was $21.9 million and $27.6 million, respectively. At December 31, 2020, the Company had $12.8 million in borrowings (less $0.2 million in debt issuance cost for a net debt of $12.6 million) with approximately $9.1 million available to borrow under its revolving credit facility. The Company had no borrowings at December 31, 2019. The indebtedness under the Loan Agreement is collateralized by substantially all of the Company’s assets, except for certain assets of the Company’s subsidiaries.

The Loan Agreement provides that the Company can opt to pay interest on the revolving credit at either a base rate plus a spread, or a LIBOR rate plus a spread.  The base rate and the LIBOR rate are subject to a floor of 0.50%. The LIBOR spread ranges from 1.75% to 2.25% depending on the Adjusted Excess Availability.   Funds borrowed under the LIBOR option can be borrowed for periods of one, two, or three months and are limited to four LIBOR contracts outstanding at any time. In addition, a fee of 0.375% is applied for the unused portion of the revolving facility and is payable monthly.

The Loan Agreement subjects the Company and its domestic subsidiaries to a quarterly EBITDA covenant if the Company has less than $15 million of Adjusted Excess Availability (as defined).  The minimum quarterly EBITDA covenant is $0.5 million for the quarter ending March 31, 2021 and builds to $1.5 million on a trailing 3 quarter basis starting with the quarter ending September 30, 2021 and then maintains at $1.5 million on a trailing twelve-month basis for the quarter ending December 31, 2021.

Additionally, the Company and its domestic subsidiaries are subject to a Fixed Charge Coverage ratio if the Company has less than $15 million of adjusted excess availability (as defined) and $5 million or more of outstanding borrowings under the revolving facility.  The Fixed Charge Coverage ratio is 1.10 to 1.00 measured on a trailing 3 quarter basis through quarter ending March 31, 2021 and then based upon a trailing month to month basis beginning with the quarter ending June 30, 2021 through the end of the term of the agreement.

At the end of a quarter, if there is less than $15 million of excess availability and more than $5 million in outstanding borrowings, then covenant testing is required. The Loan Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, pay dividends or make distributions, repurchase stock, in each case subject to customary exceptions for a credit facility of this size.  The Company was in compliance with its covenants as of December 31, 2020.

The Loan Agreement has a Letter of Credit facility of $3 million, which is fully reserved against availability. As of December 31, 2020, the outstanding Letters of Credit were $0.2 million which is offset against availability under the revolving facility.

Note Payable—Bank

At December 31, 2020, the Company has a $237 term note payable to a bank. The note dated November 13, 2020 had an original principal amount of $289 and an annual interest rate of 5.81%. Proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest in the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums. There are nine remaining monthly payments of $26 on this note.

Note Payable—Winona Facility Purchase

At December 31, 2020 and 2019, Badger has balance on note payable to Avis Industrial Corporation of $180 and $283, respectively.  Badger is required to make 60 monthly payments of $10 that began on August 1, 2017.  The note dated July 26, 2017, had an original principal amount of $500 and annual interest rate of 8.00%. The note matures on July 1, 2022. The note is guaranteed by the Company.

PM Group Short-Term Working Capital Borrowings

At December 31, 2020 and 2019, respectively, PM Group had established demand credit and overdraft facilities with five banks in Italy, one bank in Spain and eleven banks in South America. Under the facilities, as of December 31, 2020 and 2019 respectively, PM Group can borrow up to approximately €20,550 ($25,133) and €21,337 ($23,955) for advances against invoices, letter of credit and bank overdrafts. These facilities are divided into two types: working capital facilities and cash facilities. For the year ended December, 31, 2020 and 2019, interest on the Italian working capital facilities is charged at the 3-month Euribor plus 175 or 200 basis points and 3-month Euribor plus 350 basis points, respectively. Interest on the South American facilities is charged at a flat rate of points for advances on invoices ranging from 8% - 55%.

At December 31, 2020, the Italian banks had advanced PM Group €10,551 ($12,904). There were no advances to PM Group from the Spanish bank, and the South American banks had advanced PM Group €98 ($120). At December 31, 2019, the Italian banks had advanced PM Group €11,877 ($13,334).  There were no advances to PM Group from the Spanish bank, and the South American banks had advanced PM Group €971 ($1,090).

PM Group Term Loans

At December 31, 2020, PM Group has a €5,752 ($7,035) term loan with Davy Global Fund Management, an Irish fund that purchased the debt from BPER, an Italian bank. The term loan is split into a note and a balloon payment and is secured by PM Group’s common stock. The term loan is charged interest at a fixed rate of 3.5%. The note is payable in annual installments of principal, €513 for 2021, €531 for 2022, €549 for 2023, €569 for 2024, and €588 for 2025.  The balloon payment is payable in a single payment of €3,002 in 2026. At December 31, 2019, the note and balloon payment had an outstanding principal balance of €6,492 ($7,289) for BPER and €3,002 ($3,439) for Unicredit, respectively.

An adjustment in the purchase accounting to value the non-interest- bearing debt at its fair market value was made. At March 6, 2018 it was determined that the fair value of the debt was €480 or $550 less than the book value. This reduction is not reflected in the above descriptions of PM debt. This discount is being amortized over the life of the debt and being charged to interest expense. As of December 31, 2020, and 2019 respectively, the remaining balance was €114 ($140) and €281 ($315) and has been offset to the debt.

At December 31, 2020, PM Group has unsecured borrowings with an Italian bank (MPS) and an Irish fund (Davy Global Fund Management) totaling totaling €7,225 ($8,836). At December 31, 2019, PM Group has unsecured borrowings with three Italian banks totaling €10,385 ($11,659). Interest on the unsecured notes is charged at a stated and effective rate of 3.5% at December 31, 2020 and 2019.

Annual payments of €1,445 were payable beginning in 2019 and ending in 2025.

PM Group is subject to certain financial covenants including maintaining (1) Net debt to EBITDA, (2) Net debt to equity, and (3) EBITDA to net financial charges ratios. The covenants are measured on a semi-annual basis. The Company was in compliance with the loan covenants at December 31, 2020 and 2019.

Autogru PM RO, a subsidiary of PM Group, had an outstanding note during 2020 and 2019 that was payable in 60 monthly principal installments of €8 ($9), plus interest at the 1-month Euribor plus 300 basis points, for an effective rate of 3.00%. The note matured in October 2020. At December 31, 2019 the outstanding principal balance of the note was €84 ($94).

At December 31, 2020 and 2019, Autogru PM had a term note with an outstanding principal balance of €116 ($142) and €218 ($245), respectively. The note is payable in monthly installments and matures in December 2021. The note is charged interest at the 1-month Euribor plus 250 basis points, for an effective rate of 2.50% at December 31, 2020 and 2019.

Autogru PM had another term note with an outstanding principal balance of €164 ($201) and €234 ($263) at December 31, 2020 and 2019, respectively. The note is divided in three parts: the first part is payable in 60 monthly installments of €1 ($1) plus interest at the 6-month Euribor plus 275 basis points, for an effective rate of 2.75% at December 31, 2020 and 2019, maturing in February 2023; the second part is payable in 60 monthly installments of €4 ($5) plus interest at the 6-month Euribor plus 275 basis points, for an effective rate of 2.75% at December 31, 2020 and 2019, maturing in April 2023; the third part is payable in 60 monthly installments of €1 ($1) plus interest at the 6-month Euribor plus 275 basis points, for an effective rate of 2.75% at December 31, 2020 and 2019, maturing in September 2023.

In May 2020 PM’s term and secured debt with BPER was purchased by Davy Global Fund management in Ireland. The Company approached Unicredit to paydown the entire debt obligation in a cash offer at a discount. On July 20, 2020, the Company paid off the entire PM term and unsecured debt of €4,960 ($6,269) with Unicredit at a 15% discount to its face value which resulted in a gain of €533 ($595) recorded in other income.  In additional, accrued interest from April 1, 2020 to July 19, 2020 was forgiven by the bank.

The above PM facilities included a put and call options agreement with BPER to, among other things, extend the exercise of the options until the approval of PM Group’s financial statements for the 2021 fiscal year and permit the assignment of certain subordinated receivables to the Company.  The fair market value of this liability is subject to revaluation on a recurring basis and as such, the Company reversed the €280 ($334) liability as of December 31, 2020.

Valla Short-Term Working Capital Borrowings

At December 31, 2020 and 2019, respectively, Valla had established demand credit and overdraft facilities with two Italian banks. Under the facilities, Valla can borrow up to approximately €660 ($807)  for advances against orders, invoices and bank overdrafts. Interest on the Italian working capital facilities is charged at a flat percentage rate for advances on invoices and orders ranging from 1.67% - 4.75% for both 2020 and 2019. At December 31, 2020 and 2019, the Italian banks had advanced Valla €474 ($579) and €269 ($302).

Valla Term Loans

At December 31, 2019 and 2018, Valla had a term loan with Carisbo.  The note is payable in quarterly principal installments beginning on October 30, 2017 of €8 ($10), plus interest at the 3-month Euribor plus 470 basis points, effective rate of 4.36% at December 31, 2020 and 2019, respectively. The note matures on January 2021. At December 31, 2020 and 2019, respectively, the outstanding principal balance of the note was €8 ($10) and €39 ($44).

At December 31, 2020, Valla has a term loan with BPER. The note is payable in monthly principal installments beginning on July 10, 2022 of €0.5 ($1), plus interest at 1.45%, for an effective rate of 1.45% at December 31, 2020. The note matures in December 2025. At December 31, 2020, the outstanding principal balance of the note was €25 ($31).

Schedule of Debt Maturities

Scheduled annual maturities of the principal portion of debt outstanding at December 31, 2020 in the next five years and the remaining maturity in aggregate are summarized below. Amounts shown include the debt described above in this footnote.

	North America	Italy	Total
2021	$349	$16,161	$16,510
2022	70	2,474	2,544
2023	12,800	2,472	15,272
2024	—	2,459	2,459
2025	—	2,486	2,486
Thereafter	—	3,804	3,804
	13,219	29,856	43,075
Debt discount related to non-interest-bearing debt	—	(140)	(140)
Debt issuance cost	(194)	—	(194)
Total	$13,025	$29,716	$42,741

At December 31, 2020, the Company’s weighted average interest rate on debt at year end was 2.7%.

Note 13. Leases

The Company leases certain warehouses, office space, machinery, vehicles, and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The Company is not aware of any variable lease payments, residual value guarantees, covenants or restrictions imposed by the leases. Most leases include one or more options to renew, with renewal terms that can extend the lease term. The exercise of lease renewal options is at our sole discretion. The depreciable life of assets is limited by the expected lease term for finance leases.

If there was a rate explicit in the lease, this was the discount rate used. For those leases with no explicit or implicit interest rate, an incremental borrowing rate was used.  The weighted average remaining useful life for operating and finance leases was 5 and 7 years, respectively. The weighted average discount rate for operating and finance leases was 5.7% and 12.5% respectively.

Leases (thousands)	Classification	12/31/2020	12/31/2019
Assets
Operating lease assets	Operating lease assets	$4,068	$2,174
Finance lease assets	Current and noncurrent assets	2,847	3,906
Total leased assets		6,915	$6,080

Liabilities
Current
Operating	Current liabilities	$1,167	$813
Financing	Current liabilities	344	476

Noncurrent
Operating	Noncurrent liabilities	2,901	1,361
Financing	Noncurrent liabilities	4,221	4,584
Total lease liabilities		$8,633	$7,234

Lease Cost (thousands)	Classification	For the year ended December 31, 2020	For the year ended December 31, 2019
Operating lease costs	Operating lease assets	$1,009	$840
Finance lease cost
Depreciation/Amortization of leased assets	Depreciation	1,135	454
Interest on lease liabilities	Interest expense	588	622
Lease cost		$2,732	$1,916

Other Information (thousands)	For the year ended December 31, 2020	For the year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,172	$1,104
Operating cash flows from finance leases	$612	$418
Financing cash flows from finance leases	$588	$622

Future minimum lease payments are:

	Operating Leases	Capital Leases
2021	$1,271	$895
2022	945	904
2023	783	932
2024	440	960
2025	397	988
Subsequent	756	2,423
Total undiscounted lease payments	4,592	7,102
Less interest	(524)	(2,537)
Total liabilities	$4,068	$4,565
Less current maturities	(1,167)	(344)
Non-current lease liabilities	$2,901	$4,221

Operating Leases

The Company leases office and production space under various non-cancellable operating leases that expire no later than 2027. Certain real estate leases include one or more options to renew. The exercise of lease renewal options is at the Company's sole discretion. Options to extend the lease are included in the lease term when it is reasonably certain the Company will exercise the option. The Company also has production equipment, office equipment and vehicles under operating leases. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option that is reasonably certain of exercise. Certain leases include rental payments adjusted periodically for inflation. The lease agreements do not contain any material residual value guarantee or material restrictive covenants.

Bridgeview Facility

The Company leased its 40,000 sq. ft. Bridgeview facility from an entity controlled by Mr. David Langevin, the Company’s Executive Chairman and CEO, through December 31, 2020. This facility is now owned by an unaffiliated third party. See Note 19, Transactions between the Company and Related Parties for further information.

Note 14. Convertible Notes

Related Party

On December 19, 2014, the Company issued a subordinated convertible debenture with a $7,500 face amount payable to Terex, a related party. The convertible debenture is subordinated, carries a 5% per annum coupon, and is convertible into Company common stock at a conversion price of $13.65 per share or a total of 549,451 shares, subject to customary adjustment provisions. The debenture matured on December 19, 2020.

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

As of December 31, 2020, the Company paid off the remaining principal balance of the note.

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

As of December 31, 2020, the Company paid off the remaining principal balance of the note.

As of December 31, 2019, the note had a remaining principal balance of $14,858 (less $98 debt issuance cost for a net debt $14,760) and an unamortized discount of $142. The difference between this amount and the amount initially recorded represents $572 of discount amortization.

Note 15. Income Taxes

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was enacted. The CARES Act, among other things, includes provisions relating to net operating loss carrybacks, alternative minimum tax credit refunds, a modification to the net interest deduction limitations and a technical correction to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2020.

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

Information pertaining to the Company’s income before income taxes from continuing operations is as follows:

	Years ended December 31,
	2020	2019
(Loss) income before income taxes:
Domestic	$(6,566)	$6,861
Foreign	(5,479)	(4,015)
Total net (loss) income before income taxes	$(12,045)	$2,846

Information pertaining to the Company’s provision for income taxes for continuing operations is as follows:

	Years ended December 31,
	2020	2019
Expense (benefit) for income taxes:
Current:
Federal	$(28)	$(33)
State and local	(112)	19
Foreign	488	510
	348	496
Deferred:
Federal	32	31
State and local	187	159
Foreign	107	2,105
	326	2,295
Total expense for income taxes	$674	$2,791

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2020	2019
Deferred tax assets:
Accrued expenses	$532	$906
Inventory	1,924	2,326
Other liabilities	1,465	930
Deferred gain	137	172
Net operating loss carryforwards	5,473	3,498
Tax credit carryforwards	1,341	1,317
Capital loss carryforwards	238	440
Unrealized foreign currency loss	110	97
Interest expense	3,566	3,537
Property, plant and equipment	296	688
Total deferred tax asset	15,082	13,911
Deferred tax liabilities:
Intangibles	3,696	2,926
Discount on convertible notes	—	73
Deferred State Income Tax	396	402
Debt	2,382	2,197
Total deferred tax liability	6,474	5,598
Valuation allowance	(9,694)	(8,943)
Net deferred tax (liability) asset	$(1,086)	$(630)

The Company made a downward adjustment to its U.S. net operating loss carryforward disclosed in the deferred tax assets and liabilities table in the comparable reporting period by approximately $1.3 million with an offsetting adjustment to the valuation allowance.

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

As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, we establish a valuation allowance. Any further increases or decreases in the valuation allowance could have an unfavorable or favorable impact on our income tax provision and net income in the period in which such determination is made.

As of December 31, 2020, the Company had U.S. federal and foreign net operating loss carryforwards of approximately $15.2 million. U.S. net operating loss carryforwards of approximately $4.1 million expire in 2036. The remaining U.S. federal net operating loss carryforward and the majority of the foreign loss carryforwards are available for carryforward indefinitely. The Company also had state net operating losses of approximately $0.6 million that are set to expire at varying periods between 2025 and 2040 if not utilized. As of December 31, 2020, the Company has a Texas Margin Tax Credit of $1.0 million and U.S. federal R&D credits of $0.1 million that may be utilized through 2026 and 2036, respectively. The Company has capital loss carryforwards of $0.2 million expiring in 2021 and 2022.

The effective tax rate before income taxes varies from the current U.S. federal statutory income tax rate as follows:

	Years ended December 31,
	2020	2019
Statutory rate	21.0%	21.0%
State and local taxes	0.5%	5.1%
Permanent differences	(19.4)%	26.6%
Tax credits	0.0%	16.2%
Foreign operations	(1.3)%	8.2%
Uncertain tax positions	(0.8)%	1.6%
Valuation allowance	(5.1)%	21.0%
Other	(0.5)%	(1.6)%
	(5.6)%	98.1%

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, is as follows:

	2020	2019
Balance at January 1,	$4,295	$4,115
(Decrease) increases in tax positions for current years	(375)	455
Other	(42)	(149)
Lapse in statute of limitations	(235)	(126)
Settlements	(97)	—
Balance at December 31,	$3,546	$4,295

Of the amounts reflected in the above table at December 31, 2020, approximately $1.4 million would reduce the Company’s annual effective tax rate if recognized. This amount considers the indirect effects of offsetting tax positions in different jurisdictions. The Company records accrued interest and penalties related to income tax matters in the provision for income taxes in the accompanying consolidated statement of income. For the years ended December 31, 2020 and 2019, interest and penalties recognized on unrecognized tax benefits were $(287) and $134, respectively. The accrued balance as of December 31, 2020 and 2019 was $495 and $782, respectively. Included in the unrecognized tax benefits is a liability for the Romania income tax audit for tax years 2012-2016 and Italy for tax year 2016.  Depending upon the final resolution of the audits, the uncertain tax position liabilities could be higher or lower than the amount recorded at December 31, 2020. We believe that it is reasonably possible that a decrease up to $0.7 million in unrecognized tax benefits within 12 months of the reporting date as a result of a lapse of the statute of limitations in various jurisdictions and for the resolution of the 2016 Italy audit.

The Company files income tax returns in the United States, Italy, Romania, Argentina, and Chile as well as various state and local tax jurisdictions with varying statutes of limitations. With a few exceptions, the Company is no longer subject to examination by the tax authorities for U.S. federal or state for the years before 2017, or foreign examinations for years before 2012.

Note 16. Supplemental Cash Flow Disclosures

Interest received and paid and income taxes paid (refunds) during the years ended December 31, 2020 and 2019 were as follows:

	2020	2019
Interest received in cash	$97	$229
Interest paid in cash	4,345	4,394
Income taxes paid (refunds) in cash	536	(175)

Note 17. Employee Benefits

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

The amount paid in matching contributions by the company for 2020 and 2019 were $336 and $388, respectively.

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

The amount paid by the company for 2020 and 2019 was $521 and $146, respectively. The amount allocated to the Employee severance indemnity provision in 2020 and 2019 were $689 and $428, respectively.

Note 18. Accrued Warranties

A liability for estimated warranty claims is accrued at the time of sale. The liability is established using historical warranty claim experience. Historical warranty experience is reviewed by management.

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

The following table summarizes the changes in product warranty liability:

	2020	2019
Balance January 1,	$1,604	$2,004
Provision for warranties issued during the year	2,573	2,377
Warranty services provided	(3,091)	(2,163)
Changes in estimates	177	(563)
Foreign currency translation	29	(51)
Balance December 31,	$1,292	$1,604

Note 19. Equity

Stock issued to employees and Directors

The Company issued shares of common stock to employees and Directors at various times in 2020 and 2019 as restricted stock units issued under the Company’s 2004 and 2019 Incentive Plan vested. Upon issuance entries were recorded to increase common stock and decrease paid in capital for the amounts shown below. The following is a summary of stock issuances that occurred during the two-year period:

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
January 1, 2020	Employee	2,250	$13
March 6, 2020	Directors	7,920	47
March 13, 2020	Employee	39,714	292
May 15, 2020	Employee	560	6
May 31, 2020	Directors	6,800	79
August 14, 2020	Directors	9,900	44
August 20, 2020	Employee	333	4
August 21, 2020	Employee	335	2
September 1, 2020	Employee	16,500	93
October 2, 2020	Employee	34,075	210
December 31, 2020	Employee	2,640	16
		121,027	$806

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
January 1, 2019	Employee	2,500	$14
January 4, 2019	Directors	7,900	48
January 4, 2019	Employee	21,502	131
March 13, 2019	Directors	7,920	58
May 15, 2019	Employee	560	6
May 31, 2019	Directors	6,600	77
August 20, 2019	Employee	333	4
September 18, 2019	Employee	2,612	18
December 14, 2019	Directors	7,900	44
December 14, 2019	Employee	15,007	84
		72,834	$484

Stock Repurchase

The Company purchased shares of Common Stock at various times from certain employees at the closing price on date of purchase. The stock was purchased from the employees to satisfy employees’ withholding tax obligations related to stock issuances described above. The following is a summary of common stock purchased during 2020 and 2019:

Date of Purchase	Shares Purchased	Closing Price on Date of Purchase
March 13, 2020	2,949	$4.34
August 20, 2020	116	$4.37
August 21, 2020	116	$4.23
October 2, 2020	9,941	$4.74
	13,122

January 4, 2019	2,882	$9.60
August 20, 2019	116	$11.54
September 18, 2019	766	$6.24
December 14, 2019	1,658	$5.66
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

Restricted Stock Awards

Restricted stock units are subject to the same conditions as the restricted stock awards except the restricted stock units do not have voting rights and the common stock will not be issued until the vesting criteria are satisfied.

The Company awarded a total of 176,000 and 210,310 restricted stock units to employees and directors during 2020 and 2019, respectively. The weighted average grant date fair value of awards made in 2020 was $5.49 per share, compared to $6.75 at 2019. The restricted stock units are subject to the same conditions as the restricted stock awards except the restricted stock units will not have voting rights and the common stock will not be issued until the vesting criteria are satisfied.

The following is a summary of restricted stock units that were awarded during 2020 and 2019:

2020 Grants	Vesting Date	Number of Restricted Stock Units	Closing Price on Date of Grant	Value of Restricted Stock Units Issued
January 1, 2020	January 1, 2021 4,950 units; January 1, 2022 4,950 units; January 1, 2023 5,100 units	15,000	$5.95	$89
March 6, 2020	March 6, 2020 7,920 units; March 6, 2021 7,920 units; March 6, 2022 8,160 units	24,000	$5.89	$141
March 6, 2020	March 6, 2021 28,380 units; March 6, 2022 28,380 units; March 6, 2023 29,240 units	86,000	$5.89	$507
August 14, 2020	August 14, 2020 9,900 units; August 14, 2021 9,900 units; August 14, 2022 10,200 units	30,000	$4.41	$132
October 20, 2020	October 20, 2020 3,300 units; October 20, 2021 2,211 units; October 20, 2022 2,211 units; October 20, 2023 2,278 units	10,000	$4.60	$46
December 10, 2020	December 10, 2021 3,630 units; December 10, 2022 3,630 units; December 10, 2023 3,740 units	11,000	$4.67	$51
		176,000		$966

2019 Grants	Vesting Date	Number of Restricted Stock Units	Closing Price on Date of Grant	Value of Restricted Stock Units Issued
January 1, 2019	January 1, 2019 2,500 units; January 1, 2020 2,500 units	5,000	$5.68	$29
March 13, 2019	March 13, 2019 7,920 units; March 13, 2020 7,920 units; March 13, 2021 8,160 units	24,000	$7.36	$177
March 13, 2019	March 13, 2020 9,900 units; March 13, 2021 9,900 units; March 13, 2022 10,200 units	30,000	$7.36	$221
March 13, 2019	March 13, 2020 25,842 units; March 13, 2021 25,842 units; March 13, 2022 26,626 units	78,310	$7.36	$576
September 1, 2019	September 1, 2020 16,500 units, September 1, 2021 16,500 units; September 1, 2022 17,000 units	50,000	$5.62	$281
December 31, 2019	December 31, 2020 7,590 units; December 31, 2021 7,590 units; December 31, 2022 7,820 units	23,000	$5.95	$137
		210,310		$1,421

The following table contains information regarding restricted stock units for the years ended December 31, 2020 and 2019, respectively:

	Restricted Stock Units
	2020	2019
Outstanding on January 1,	198,717	72,874
Units granted during period	176,000	210,310
Vested and issued	(107,905)	(67,412)
Vested—issued and repurchased for income tax withholding	(13,122)	(5,422)
Forfeited	(11,104)	(11,633)
Outstanding on December 31,	242,586	198,717

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

Compensation expense in 2020 and 2019 includes $1,038 and $603 related to restricted stock units and stock options, respectively. Compensation expense related to restricted stock units and stock options will be $611 and $340 for 2021 and 2022, respectively.

Note 20. Transactions between the Company and Related Parties

In the course of conducting its business, the Company has entered into certain related party transactions.

C&M conducts business with RAM P&E LLC for the purposes of obtaining parts business as well as buying, selling, and renting equipment. In 2020, less than $0.1 million was invoiced by Crane and Machinery, Inc. through government parts contracts awarded to RAM P&E LLC.

C&M is a distributor of Terex rough terrain and truck cranes.  As such, C&M purchases cranes and parts from Terex. The Company had a convertible note with a face amount of $7.5 million paid payable to Terex. This note was paid off in full in December 2020.

PM is a manufacturer of cranes. PM sold cranes, parts, and accessories to Tadano during 2019 and 2020.

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

As of December 31, 2020, and 2019, the Company had accounts receivable and accounts payable with related parties as shown below:

		December 31, 2020	December 31, 2019
Accounts Receivable	Terex	$-	$9
	Tadano	62	88
	Ram P&E	13	—
		$75	$97

Accounts Payable	Terex	$47	$325
	Tadano	80	—
		$127	$325
Net Related Party Accounts Payable		$52	$228

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

	2020	2019
Bridgeview Facility (1)	$276	$273
Sales to:
Tadano	708	144
Terex	43	35
RAM P&E (2)	13	—
Total Sales	$764	$179
Inventory Purchases from:
Tadano	96	—
Terex	499	1,858
Total Inventory Purchases	$595	$1,858

(1)

The Company leased its 40,000 sq. ft. Bridgeview facility from an entity controlled by Mr. David Langevin, the Company’s Executive Chairman and former CEO, through December 31, 2020. Pursuant to the terms of the lease, the Company makes monthly lease payments of $23. The Company is also responsible for all the associated operations expenses, including insurance, property taxes, and repairs. The entity controlled by Mr. David Langevin sold the building on December 31, 2020 to an unaffiliated third party. The new terms of the building lease are substantially the same.

(2)	RAM P&E is owned by the Company’s Executive Chairman’s daughter.

Note 21. Legal Proceedings and Other Contingencies

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

Additionally, beginning on December 31, 2011 through December 31, 2019, the Company’s worker’s compensation insurance policy has per claim deductible of $250 and annual aggregates of $1,000 to $1,875 depending on the policy year. During 2020, the Company changed its insurance coverage and no longer has a deductible obligation. The Company is fully insured for any amount on any individual claim that exceeds the deductible and for any additional amounts of all claims once the aggregate is reached. The Company currently has several worker’s compensation claims related to injuries that occurred after December 31, 2011 and therefore are subject to a deductible. The Company does not believe that the contingencies associated with these worker compensation claims in aggregate will have a material adverse effect on the Company.

On May 5, 2011, Company entered into two separate settlement agreements with two plaintiffs. As of December 31, 2020, the Company has a remaining obligation under the agreements to pay the plaintiffs $1,045 without interest in 11 annual installments of $95 on or before May 22 each year. The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total payment will be charged to interest expense over payment period.

When it is probable that a loss has been incurred and possible to make a reasonable estimate of the Company’s liability with respect to such matters, a provision is recorded for the amount of such estimate to estimate the amount within the range that is most likely to occur. Certain cases are at a preliminary stage, and it is not possible to estimate the amount or timing of any cost to the Company. However, the Company does not believe that these contingencies, in the aggregate, will have a material adverse effect on the Company.

It is reasonably possible that the “Estimated Reserve for Product Liability Claims” may change within the next 12 months. A change in estimate could occur if a case is settled for more or less than anticipated, or if additional information becomes known to the Company.

SEC Investigation

The Company has settled the previously disclosed SEC investigation regarding the Company’s restatement of prior financial statements.

Note 22. Discontinued Operations

Assets and Liabilities Classified as Held for Sale

On March 4, 2020, the Company’s Board of Directors approved the exploration by management of various strategic alternatives for Sabre, including the possibility of a transaction involving the sale of all or part of Sabre’s business and assets, to determine whether such a transaction would provide value to shareholders. The criterion of asset held for sale has been met and Sabre will be reported as a discontinued operation for 2020.

On August 21, 2020, the Company entered into an Asset Purchase Agreement to sell Manitex Sabre, Inc. to an affiliate of Super Steel, LLC for cash proceeds of $1.5 million, subject to certain adjustments based on closing date accounts receivable and inventory.

In addition to the cash proceeds from sale of $1.5 million in cash received, the Company may receive a maximum royalty and earnout payments of approximately $2.9 million for years 2021 thru 2023 if certain revenue criteria are met. The Company will account for the contingent consideration as a gain in accordance with ASC 450. Under this approach, we will recognize the contingent consideration in earnings after the contingency is resolved.

During the year ended December 31, 2020, the Company recorded a gain on the sale of Manitex Sabre of $319.

The calculation of the gain on sale for the year ended December 31, 2020 is as follows:

For the year ended December 31, 2020
Proceeds from sale	$1,489
Transaction Costs	(126)
working capital adjustment	190
Net proceeds	1,553
Net assets sold	(1,234)
Gain on sale before taxes	319
Taxes on gain	-
Gain on sale, net of tax	$319

After August 21, 2020, additional invoices of $57 related to Sabre were received resulting in a Gain of Sale, net of tax of $319 as of December 31, 2020.

Cash flows:

For the year ended December 31, 2020, cash flows used for operating activities was $1,586, this consisted of depreciation expense of $44, no purchases of fixed assets and no amortization expense. Cash flows provided by investing activities consisted of proceeds from sale of assets was $1,553.

For the year ended December 31, 2019, cash flows provided by operating activities was $203, this consisted of depreciation expense of $173 and $222 of amortization expense. Cash flows used in investing activities consisted of purchases of fixed assets was $103.

As of
December 31, 2019
ASSETS
Current assets
Cash	$33
Trade receivables (net)	507
Inventory (net)	916
Prepaid expense and other	135
Total current assets of discontinued operations	1,591
Long-term assets
Total fixed assets (net)	314
Operating lease assets	99
Total long-term assets of discontinued operations	413
Total assets of discontinued operations	$2,004
LIABILITIES
Current liabilities
Current operating lease liability	$106
Accounts payable	381
Accrued expenses	187
Customer deposits	126
Total current liabilities of discontinued operations	$800

	For the years ended December 31,
	2020	2019
Net revenues	$3,276	$9,283
Cost of sales	3,594	9,671
Selling, general and administrative expenses	840	8,103
Interest expense	62	91
Other income (loss)	332	7
Net loss from discontinued operations before income tax	(888)	(8,575)
Income tax expense (benefit) related to discontinued operations	3	(28)
Net loss on discontinued operations	$(891)	$(8,547)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management and the Audit Committee of the Board of Directors, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2020.  The Company’s evaluation has identified certain material weaknesses in its internal control over financial reporting as noted below in Management’s Report on Internal Control Over Financial Reporting. Based on the evaluation of these material weaknesses, the Company has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Despite the existence of these material weaknesses, we have concluded that the consolidated financial statements in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

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

Under the supervision of and with the participation of management, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement to the annual or interim financial statements will not be prevented or detected on a timely basis.  Based upon that evaluation, management concluded that the following material weaknesses in the Company’s internal control over financial reporting, principally related to the Company’s period-end financial reporting and consolidation processes still exist at December 31, 2020:

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

As a result of the material weaknesses in internal control over financial reporting described above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2020 based on the criteria established in Internal Control—Integrated Framework issued by the COSO. Additionally, these material weaknesses could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report which appears herein.

Management’s Remediation Activities

During 2020, management invested significant time and effort to remediate two of the material weaknesses identified in 2018. Specifically, the following remediation actions were taken and completed:

1.

We did not maintain adequate entity-level controls to ensure adequate supporting documentation for journal entries and review procedures with respect to journal entries and disbursements that were unusual in nature and of significant amounts.

During 2020, the Company implemented controls to prevent anyone in a senior management position from being able to post manual journal entries and require all manual journal entries to be reviewed and approved by an appropriate individual other than the preparer.

2.	We did not maintain a formal and consistent policy for establishing inventory reserves for excess and obsolete inventory.

During 2020, the Company implemented a formal and consistent policy for establishing inventory reserves for excess and obsolete inventory and situations where net realizable value is less than inventory cost.

Other than the changes disclosed above, there were no changes in internal control over financial reporting (as defined by Rules 13a-15 and 15d-15) that occurred during the year ended December 31, 2020, that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

Plan for Remediation of the Material Weaknesses in Internal Control Over Financial Reporting

Management has been actively engaged in the planning for, and implementation of, remediation efforts to address the remaining material weaknesses, as well as other identified areas of risk. These remediation efforts, outlined below, are intended both to address the identified material weaknesses and to enhance the Company’s overall financial control environment. Management’s ongoing actions and planned actions for fiscal year 2021 to further address these issues include:

•

During 2020, the Company progressed to completion of the Company’s U.S planned Enterprise Resource Planning implementation and has started the implementation of the ERP software at our remaining United States subsidiary;

•	During the fourth quarter of 2020, the Company engaged outside consultants to identify system limitations in Italy, as well as identification and scoping of new Information Technology software;
•	The Company continues to strengthen its control environment to reduce or eliminate our control deficiencies; and
•	Executive oversight will be improved through additional reporting requirements, reviews and meetings.

Management continues to execute on the detailed plan that has been provided to the audit committee for the implementation of the foregoing remedial measures (to the extent not already completed) and the audit committee will continue to monitor the anticipated timetable. Management continues to monitor completion of actions as outlined in the detailed plan and have been providing updates to the audit committee on a periodic basis. In addition, under the direction of the audit committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Management believes the measures described above will remediate the control deficiencies the Company has identified and strengthen its internal control over financial reporting. Management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review the Company’s financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, the Company may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Form 10-K as the Company intends to file with the SEC its definitive Proxy Statement for its 2021 Annual Meeting of Shareholders (the “2021 Proxy Statement”) pursuant to Regulation 14A of the Exchange Act, not later than 120 days after December 31, 2020.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the headings “Nominees to Serve Until the 2022 Annual Meeting,” “Executive Officers of the Company who are not also Directors,” “Delinquent Section 16(a) Reports,” “Committee on Directors and Board Governance,” and “Audit Committee” in our 2021 Proxy Statement is incorporated herein by reference.

Our directors, executive officers and stockholders with ownership of 10% or greater are required, under Section 16(a) of the Exchange Act, to file reports of their ownership and changes to their ownership of our securities with the SEC. Based solely on our review of the reports and any written representations we received that no other reports were required, we believe that, during the year ended December 31, 2020, all of our officers, directors and stockholders with ownership of 10% or greater complied with all Section 16(a) filing requirements applicable to them.

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

The information under the headings “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report on Executive Compensation” “Compensation Discussion and Analysis,” “Executive Compensation,” and “Director Compensation” in our 2021 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the headings “Equity Compensation Plan Information” and “Principal Stockholders” in our 2021 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the headings “Transactions with Related Persons,” “Corporate Governance,” “Compensation Committee,” and “Audit Committee” in our 2021 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the heading “Audit Committee” in our 2021 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this Report:
(1)	Financial Statements

See Index to Financial Statements on page 27.

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

4.6

Description of Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K filed on March 10, 2020) (File No. 001-32401).

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

Exhibit No.		Description
10.22

Eighth Amendment to Loan and Security Agreement, dated as of September 30, 2019, by and among Manitex International, Inc., Manitex Inc., Manitex Sabre, Inc., Badger Equipment Company, Crane and Machinery, Inc., Crane and Machinery Leasing, Inc., Manitex, LLC, and CIBC Bank USA (f/k/a The PrivateBank and Trust Company) and the lenders party thereto. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 2, 2019)

10.23

Ninth Amendment to Loan and Security Agreement, dated as of December 22, 2020, by and among Manitex International, Inc., Manitex Inc., Manitex Sabre, Inc., Badger Equipment Company, Crane and Machinery, Inc., Crane and Machinery Leasing, Inc., Manitex, LLC, and CIBC Bank USA (f/k/a The PrivateBank and Trust Company) and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 23, 2020).

10.24

Investment Agreement, dated July 21, 2014, between Manitex International, Inc., IPEF III Holdings n° 11 S.A and Columna Holdings Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 25, 2014).

10.25

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

10.28	*	Commitment Letter dated July 21, 2014 the Company and PM Group (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on July 25, 2014).

10.29	*	Manitex International, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 13, 2019).

10.30		First Amendment to the Manitex International, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 4, 2020).

10.31	*

Employment Agreement, effective as of September 1, 2019, between Manitex International, Inc. and Steve Filipov (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 22, 2019).

10.32	*

Amendment to Employment Agreement, effective as of September 1, 2019, between Manitex International, Inc. and David J. Langevin (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 22, 2019).

10.33	*

Employment Agreement, effective as of October 20, 2020, between Manitex International, Inc. and Joseph Doolan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 5, 2020).

21.1	(1)	Subsidiaries of Manitex International, Inc.

23.2	(1)	Consent of Grant Thornton LLP

24.1	(1)	Power of Attorney (included on signature page).

31.1	(1)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	(1)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	(1)	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350.

101	(1)

The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended December 31, 2020 and 2019, (ii) Consolidated Balance Sheets as of December 31, 2020 and 2019, (iii) Consolidated Statements of Shareholders’ Equity and Comprehensive Loss, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

Exhibit No.		Description

104	(1)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Denotes a management contract or compensatory plan or arrangement.
(1)	Filed herewith.
(c)	Financial Statement Schedules

ITEM 16.	FORM 10-K SUMMARY

None.

SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance Beginning of Year		Charges to Earnings	Other		Deductions (2)	Balance End of Year
Year ended December 31, 2020
Deducted from asset accounts:
Allowance for doubtful accounts	$2,842	(4)	$236	$256	(1)	$(754)	$2,580
Reserve for inventory	9,196	(4)	1,112	223	(1)	(2,080)	8,451
Valuation allowance for deferred tax assets	10,282		1,182	(1,339)	(3)	(431)	9,694
Totals	$22,320		$2,530	$(860)		$(3,265)	$20,725

Year ended December 31, 2019
Deducted from asset accounts:
Allowance for doubtful accounts	$2,237	(4)	$670	$(35)	(1)	$(30)	$2,842	(4)
Reserve for inventory	7,423	(4)	3,784	(474)	(1)	(1,537)	9,196	(4)
Valuation allowance for deferred tax assets	7,643		2,849	—		(210)	10,282
Totals	$17,303		$7,303	$(509)		$(1,777)	$22,320

(1)	Primarily represents the impact of foreign currency exchange, business divestitures and other amounts recorded to accumulated other comprehensive income (loss).

(2)	Primarily represents the utilization of established reserves, net of recoveries.

(3)

During the fourth quarter of 2020, the Company made a downward adjustment to its U.S. net operating loss carryforward disclosed in the deferred tax assets and liabilities table in the comparable reporting period by approximately $1.3 million with an offsetting adjustment to the valuation allowance.

(4)

The Company previously presented only the change in the account balances for reserve for inventory and allowance for doubtful accounts. During 2020, the Company changed to reporting the ending account balances. The adjustment to 2019 and 2020 reserve for inventory and allowance for doubtful accounts are for disclosures only, no financial statements were impacted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 11, 2021

MANITEX INTERNATIONAL, INC.

By:	/s/ JOSEPH. DOOLAN
Joseph Doolan,
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

/s/ DAVID J. LANGEVIN	March 11, 2021
David J. Langevin, Executive Chairman and Director

/s/ STEVE FILIPOV
Steve Filipov, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2021

/s/ JOSEPH DOOLAN	March 11, 2021
Joseph Doolan, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ RONALD M. CLARK	March 11, 2021
Ronald M. Clark, Director

/s/ ROBERT S. GIGLIOTTI	March 11, 2021
Robert S. Gigliotti, Director

/s/ FREDERICK B. KNOX	March 11, 2021
Frederick B. Knox, Director

/s/ MARVIN B. ROSENBERG	March 11, 2021
Marvin B. Rosenberg, Director

/s/ INGO SCHILLER
Ingo Schiller, Director	March 11, 2021

/s/ STEPHEN J. TOBER	March 11, 2021
Stephen J. Tober, Director