Form 10-Q
period 2021-03-31
Manitex International, Inc.
filed 2021-05-06
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of the registrant’s common stock, no par, outstanding at May 3, 2021 was 19,900,790.

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Manitex International, Inc. speaks as of March 31, 2021 unless specifically noted otherwise.  Unless otherwise indicated, Manitex International, Inc., together with its consolidated subsidiaries, is hereinafter referred to as “Manitex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

Forward-Looking Information

Certain information in this Quarterly Report includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995).  These statements relate to, among other things, the Company’s expectations, beliefs, intentions, future strategies, future events or future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In addition, when included in this Quarterly Report or in documents incorporated herein by reference the words “may,” “expects,” “should,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements.  However, the absence of these words does not mean that the statement is not forward-looking.  We have based these forward-looking statements on current expectations and projections about future events.  These statements are not guarantees of future performance.  Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  Such risks and uncertainties, many of which are beyond our control, include, without limitation, those described below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, in the section entitled “Item 1A. Risk Factors”:

•	a future substantial deterioration in economic conditions, especially in the United States and Europe;
•

the continuing impact of the COVID-19 pandemic and related economic conditions, including the Company’s assessment of the vulnerability of our customers and vendors in relation to the economic disruptions associated with the pandemic;

•	the reliance of our customers on government spending, fluctuations in activity levels in the construction industry, and capital expenditures in the oil and gas industry;
•	our level of indebtedness and our ability to meet financial covenants required by our debt agreements;
•	our ability to negotiate extensions of our credit agreements and to obtain additional debt or equity financing when needed;
•	the impact that the material weakness in our internal control over financial reporting had on our previously issued financial statements;
•	the cyclical nature of the markets we operate in;
•	an increase in interest rates;
•	our increasingly international operations expose us to additional risks and challenges associated with conducting business internationally, including currency exchange risks;
•	difficulties in implementing new systems, integrating acquired businesses, managing anticipated growth, and responding to technological change;
•	the availability of the third-party financing that some of our customers rely on to purchase our products;
•	our operations are in a highly competitive industry and the Company is particularly subject to the risks of such competition;
•	our dependency upon third-party suppliers makes us vulnerable to supply shortages;
•	price increases in materials could reduce our profitability;
•	the Company faces product liability claims and other liabilities due to the nature of its business;
•

the Company’s success depends upon the continued protections of its trademarks and the Company may be forced to incur substantial costs to maintain, defend, protect and enforce its intellectual property rights;

•	the volatility of our stock price;

•	our ability to access the capital markets to raise funds and provide liquidity;
•	the willingness of our shareholders and directors to approve mergers, acquisitions, and other business transactions;
•	compliance with changing laws and regulations;
•

certain provisions of the Michigan Business Corporation Act and the Company’s Articles of Incorporation, as amended, Amended and Restated Bylaws, and the Company’s Preferred Stock Purchase Rights may discourage or prevent a change in control of the Company;

•	a substantial portion of our revenues are attributed to a limited number of customers which may decrease or cease purchasing any time;
•	a disruption or breach in our information technology systems;
•	our reliance on the management and leadership skills of our senior executives;
•	the cost of compliance with Section 404 of the Sarbanes-Oxley Act of 2002;
•	impairment in the carrying value of goodwill could negatively affect our operating results; and
•	other factors.

The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in this Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. We do not undertake, and expressly disclaim, any obligation to update this forward-looking information, except as required under applicable law.

MANITEX INTERNATIONAL, INC.

FORM 10-Q INDEX

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash	$15,839	$17,161
Cash – restricted	236	240
Trade receivables (net)	33,565	30,418
Other receivables	1,289	179
Inventory (net)	58,853	56,055
Prepaid expense and other current assets	3,712	2,218
Total current assets	113,494	106,271
Total fixed assets, net of accumulated depreciation of $17,599 and $17,444 at March 31, 2021 and December 31, 2020, respectively	17,777	18,723
Operating lease assets	3,752	4,068
Intangible assets (net)	14,633	15,671
Goodwill	26,729	27,472
Other long-term assets	1,143	1,143
Deferred tax assets	247	247
Total assets	$177,775	$173,595
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$38,846	$32,429
Accrued expenses	8,650	7,909
Related party payables	34	52
Notes payable	16,995	16,510
Current portion of finance lease obligations	344	344
Current portion of operating lease obligations	1,009	1,167
Customer deposits	1,771	2,363
Deferred income liability	3,747	3,747
Total current liabilities	71,396	64,521
Long-term liabilities
Revolving term credit facilities	12,644	12,606
Notes payable (net)	13,067	13,625
Finance lease obligations (net of current portion)	4,128	4,221
Non-current operating lease obligations	2,743	2,901
Deferred gain on sale of property	567	587
Deferred tax liability	1,317	1,333
Other long-term liabilities	4,723	4,892
Total long-term liabilities	39,189	40,165
Total liabilities	110,585	104,686
Commitments and contingencies
Equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at March 31, 2021 and December 31, 2020	—	—
Common Stock—no par value 25,000,000 shares authorized, 19,900,790 and 19,821,090 shares issued and outstanding at March 31, 2021, and December 31, 2020, respectively	131,991	131,455
Paid in capital	2,740	3,025
Retained deficit	(64,635)	(63,863)
Accumulated other comprehensive loss	(2,906)	(1,708)
Total equity	67,190	68,909
Total liabilities and equity	$177,775	$173,595

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net revenues	$47,168	$48,733
Cost of sales	38,363	38,486
Gross profit	8,805	10,247
Operating expenses
Research and development costs	785	687
Selling, general and administrative expenses	7,744	8,039
Impairment of intangibles	—	6,722
Total operating expenses	8,529	15,448
Operating income (loss)	276	(5,201)
Other (expense) income
Interest expense	(525)	(1,084)
Interest income	4	60
Foreign currency transaction loss	(215)	(418)
Other (expense) income	(20)	3
Total other (expense) income	(756)	(1,439)
Loss before income taxes from continuing operations	(480)	(6,640)
Income tax expense from continuing operations	292	404
Net loss from continuing operations	(772)	(7,044)
Discontinued operations
Loss from operations of discontinued operations	—	(388)
Income tax expense	—	44
Loss from discontinued operations	—	(432)
Net loss	(772)	(7,476)
Loss per share
Basic
Loss from continuing operations	$(0.04)	$(0.36)
Loss from discontinued operations	$-	$(0.02)
Net loss	$(0.04)	$(0.38)
Diluted
Loss from continuing operations	$(0.04)	$(0.36)
Loss from discontinued operations	$-	$(0.02)
Net loss	$(0.04)	$(0.38)
Weighted average common shares outstanding
Basic	19,845,064	19,733,772
Diluted	19,845,064	19,733,772

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss:	$(772)	$(7,476)
Other comprehensive loss
Foreign currency translation adjustments	(1,198)	(508)
Total other comprehensive loss	(1,198)	(508)
Total comprehensive loss	$(1,970)	$(7,984)

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Outstanding shares	Common Stock	APIC	Retained Deficit	AOCI (Loss)	Total
Balance at December 31, 2020	19,821,090	$131,455	$3,025	$(63,863)	$(1,708)	$68,909
Net loss	—	—	—	(772)	—	(772)
Loss on foreign currency translation	—	—	—	—	(1,198)	(1,198)
Employee 2004 and 2019 incentive plan grant	85,883	584	(584)	—	—	—
Repurchase to satisfy withholding and cancelled	(6,183)	(48)	—	—	—	(48)
Share-based compensation	—	—	299	—	—	299
Balance at March 31, 2021	19,900,790	$131,991	$2,740	$(64,635)	$(2,906)	$67,190

	Outstanding shares	Common Stock	APIC	Retained Deficit	AOCI (Loss)	Total
Balance at December 31, 2019	19,713,185	$130,710	$2,793	$(50,253)	$(3,700)	$79,550
Net loss	—	—	—	(7,476)	—	(7,476)
Loss on foreign currency translation	—	—	—	—	(508)	(508)
Employee 2004 and 2019 incentive plan grant	49,884	352	(352)	—	—	—
Repurchase to satisfy withholding and cancelled	(2,949)	(13)	—	—	—	(13)
Share-based compensation	—	—	222	—	—	222
Balance at March 31, 2020	19,760,120	$131,049	$2,663	$(57,729)	$(4,208)	$71,775

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(772)	$(7,476)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	1,130	1,082
Changes in allowances for doubtful accounts	80	37
Changes in inventory reserves	106	270
Deferred income taxes	32	(70)
Amortization of deferred debt issuance costs	38	104
Amortization of debt discount	33	167
Write down of intangibles	—	137
Write down of goodwill	—	6,585
Share-based compensation	299	222
Adjustment to deferred gain on sales and lease back	(20)	—
Reserves for uncertain tax provisions	—	(88)
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,286)	(356)
Increase in other receivable	(1,139)	(1,631)
Increase in inventory	(3,967)	(7,283)
Increase in prepaid expenses	(1,586)	(399)
Increase in other assets	(47)	—
Increase in accounts payables and related party payables	7,532	8,530
Increase (decrease) in accrued expenses	966	(111)
Decrease in other current liabilities	(525)	(327)
(Decrease) increase in other long-term liabilities	(29)	4
Net cash used in operating activities	(1,155)	(603)

Cash flows from investing activities:
Purchase of property and equipment	(157)	(406)
Net cash used in investing activities	(157)	(406)
Cash flows from financing activities:
Borrowings on revolving term credit facility	—	6,000
Payments on convertible debt	—	(7,000)
Net borrowings on working capital facilities	713	1,201
New borrowings—other	748	—
Note payments	(369)	(109)
Shares repurchased for income tax withholding on share-based compensation	(48)	(13)
Payments on capital lease obligations	(92)	(114)
Net cash provided by (used in) financing activities	952	(35)
Net decrease in cash and cash equivalents	(360)	(1,044)
Effect of exchange rate changes on cash	(966)	(213)
Cash and cash equivalents at the beginning of the year	17,401	23,577
Cash and cash equivalents at end of period	$16,075	$22,320
See Note 1 for supplemental cash flow disclosures

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. Nature of Operations and Basis of Presentation

The unaudited Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020 and the related Condensed Consolidated Statements of Operations, Comprehensive Loss, Condensed Consolidated Statements of Shareholders’ Equity, and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods.  Interim results may not be indicative of results to be realized for the entire year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.  The Condensed Consolidated Balance Sheet as of December 31, 2020 was derived from our audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).

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

Crane and Machinery, Inc. (“C&M”) is a distributor of the Company’s products as well as other cranes. Crane and Machinery Leasing, Inc. (“C&M Leasing”) rents equipment manufactured by the Company as well as a limited amount of equipment manufactured by third parties.  Although C&M is a distributor of Terex Corporation’s (“Terex”) cranes, C&M’s primary business is the distribution of products manufactured by the Company.

COVID-19 Pandemic

The Company is continuing to closely monitor the spread and impact of the COVID-19 pandemic and is continually assessing its potential effects on our business and our financial performance as well as the businesses of our customers and vendors, including the impact that we may experience if and when the pandemic subsides. The Company cannot predict the duration or severity of the COVID-19 pandemic, and we cannot reasonably estimate the financial impact the COVID-19 outbreak will have on our results and significant estimates going forward.

Supplemental Cash Flow Information

Transactions for the periods ended March 31, 2021 and 2020 are as follows:

	Three months ended March 31,
	2021	2020
Interest received in cash	$4	$60
Interest paid in cash	553	1,693
Income tax payments in cash	18	96

Discontinued Operations

On August 21, 2020, the Company entered into an Asset Purchase Agreement to sell Manitex Sabre, Inc. to an affiliate of Super Steel, LLC for cash proceeds of $1.5 million, subject to certain adjustments based on closing date accounts receivable and inventory. Accordingly, Manitex Sabre, Inc. is reported as a discontinued operation for 2020.

In addition to the cash proceeds from sale of $1.5 million in cash received, the Company may receive a maximum royalty and earnout payments of approximately $2.9 million for years 2021 thru 2023 if certain revenue criteria are met. The Company will account for the contingent consideration as a gain in accordance with ASC 450. Under this approach, we will recognize the contingent consideration in earnings after the contingency is resolved. See Note 17 for additional discussion related to the sale of Sabre’s business and assets.

2. Significant Accounting Policies and New Accounting Pronouncements

The summary of the Company’s significant accounting policies is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term securities purchased with maturity dates of three months or less to be cash equivalents. The cash in the Company's U.S. banks (primarily CIBC) is not fully insured by the FDIC due to the statutory limit of $250.

Restricted Cash

Certain of the Company’s lending arrangements require the Company to post collateral or maintain minimum cash balances in escrow. These cash amounts are reported as current assets on the balance sheets based on when the cash will be contractually released. Total restricted cash was $236 and $240 at March 31, 2021 and December 31, 2020, respectively.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amounts the Company’s customers are invoiced and do not bear interest. The Company has adopted a policy consistent with U.S. GAAP for the periodic review of its accounts receivable to determine whether the establishment of an allowance for doubtful accounts is warranted based on the Company’s assessment of the collectability of the accounts. The Company established an allowance for bad debt of $2.6 million at March 31, 2021 and December 31, 2020, respectively. The Company also has in some instances a security interest in its accounts receivable until payment is received.

Property, Equipment and Depreciation

Property and equipment are stated at cost or the fair market value at the date of acquisition for property and equipment acquired in connection with the acquisition of a company. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation of property, and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended March 31, 2021 and 2020 was $551 and $498, respectively.

Other Intangible Assets

The Company capitalizes certain costs related to patent technology. Additionally, a substantial portion of the purchase price related to the Company’s acquisitions has been assigned to patents or unpatented technology, trade name, customer backlog, and customer relationships. Under the guidance, Other Intangible Assets with definite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are tested annually for impairment. The Company recognized $0.1 million in impairment related to tradenames during the three months ended March 31, 2020. No impairment expense was recognized for the three months ended March 31, 2021.

Goodwill

The Company’s methodology for allocating the purchase price of acquisitions is based on established valuation techniques that reflect the consideration of a number of factors, including valuations performed by third-party appraisers when appropriate. Goodwill is measured as the excess of the cost of an acquired entity over the fair value assigned to identifiable assets acquired and liabilities assumed.

The Company annually tests goodwill for impairment on the first day of its fiscal fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company also performs an interim review for indicators of impairment each quarter to assess whether an interim impairment review is required for any reporting unit. As part of its interim reviews, management analyzes potential changes in the value of individual reporting units based on each reporting unit’s operating results for the period compared to expected results as of the prior year’s annual impairment test. In addition, management considers how other key assumptions, including discount rates and expected long-term growth rates, used in the last annual impairment test, could be impacted by changes in market conditions and economic events.

The Company recognized $6.6 million in impairment related to goodwill during the three months ended March 31, 2020. No impairment expense was recognized for the three months ended March 31, 2021.

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

As of March 31, 2021 and December 31, 2020, accrued warranties were $1,241 and $1,292, respectively.

Accounting for Paycheck Protection Program Loan

The Company has elected to account for the Paycheck Protection Program (PPP) loan of $3.7 million as a government grant and as such, the loan was recorded as a deferred income liability on the balance sheet. The Company has applied for forgiveness of the loan. The offset will be recorded against the related expense on the income statement, when it is probable that the grant income will be realized, likely after approval from the Small Business Administration (“SBA”).

Foreign Currency Translation and Transactions

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

Derivatives—Forward Currency Exchange Contracts

When the Company enters into forward currency exchange contracts it does so such that the exchange gains and losses on the assets and liabilities that are being hedged, which are denominated in a currency other than the reporting units’ functional currency, would be offset by the changes in the market value of the forward currency exchange contracts it holds. The forward currency exchange contracts that the Company has to offset existing assets and liabilities denominated in other than the reporting units’ functional currency have been determined not to be considered a hedge. The Company records the forward currency exchange contracts at its market value with any associated gain or loss being recorded in current earnings. Both realized and unrealized gains and losses related to forward currency contracts are included in current earnings and are reflected in the Condensed Consolidated Statements of Operations in the other income expense section on the line titled foreign currency transaction loss.

Research and Development Expenses

The Company expenses research and development costs, as incurred. For the periods ended March 31, 2021 and 2020 expenses were $785 and $687, respectively.

Advertising

Advertising costs are expensed as incurred and were $128 and $165 for the periods ended March 31, 2021 and 2020, respectively.

Retirement Benefit Costs and Termination Benefits

Payments to defined contribution retirement benefit plans are recognized as an expense when employees have rendered service entitling them to the contributions. Employees in Italy are entitled to Trattamento di Fine Rapporto (“TFR”), commonly referred to as an employee leaving indemnity, which represents deferred compensation for employees in the private sector. Under Italian law, an entity is obligated to accrue for TFR on an individual employee basis payable to each individual upon termination of employment (including both voluntary and involuntary dismissal). The expense is recognized in the personnel costs (SG&A or COGS) in the Condensed Consolidated Statements of Operations and the accrual is recorded in other long-term liabilities in the Condensed Consolidated Balance Sheets.

Litigation Claims

In determining whether liabilities should be recorded for pending litigation claims, the Company must assess the allegations and the likelihood that it will successfully defend itself. When the Company believes it is probable that it will not prevail in a particular matter, it will then record an estimate of the amount of liability based, in part, on advice of legal counsel.

Income Taxes

The Company accounts for income taxes under the provisions of ASC 740 “Income Taxes,” which requires recognition of income taxes based on amounts payable with respect to the current year and the effects of deferred taxes for the expected future tax consequences of events that have been included in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities, as well as for operating losses and tax credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets when it is more-likely-than-not a tax benefit will not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss carryforwards. See Note 12, Income Taxes, for further details.

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

Comprehensive Income

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

Debt Issuance Costs

Debt issuance costs incurred in securing the Company’s financing arrangements are capitalized and amortized over the term of the associated debt. Deferred financing costs associated with long-term debt are presented in the balance sheet as direct deduction from the carrying amount of that debt liability, consistent with debt discount.  Deferred financing costs associated with revolving lines of credit are included with other long-term assets on the Company’s Condensed Consolidated Balance Sheets.

Sale and Leaseback

In accordance with ASC 842-10 Sales-Leaseback Transactions, the Company has recorded a deferred gain in relationship to the sale and leaseback of one of the Company’s operating facilities. As such, the gains have been deferred and are being amortized on a straight- line basis over the life of the leases.

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

Stock Based Compensation

In accordance with ASC 718 Compensation-Stock Compensation, share-based payments to employees, including grants of restricted stock units, are measured at fair value as of the date of grant and are expensed in the Condensed Consolidated Statements of Operation over the service period (generally the vesting period).

Adoption of Highly Inflationary Accounting in Argentina

GAAP guidance requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100 percent. In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina (“PM Argentina”). Under highly inflationary accounting, PM Argentina’s functional currency became the Euro (its parent company’s reporting currency), and its income statement and balance sheet have been measured in Euros using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in other (income) and expense, net and was not material.  As of March 31, 2021, PM Argentina had a small net peso monetary position. Net sales of PM Argentina were less than 5 percent of our consolidated net sales for the years ended March 31, 2021 and December 31, 2020, respectively.

Recently Issued Pronouncements - Not Yet Adopted

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

In January 2021, the FASB issued ASU 2021-01,1 which refines the scope of ASC 848 and clarifies some of its guidance as part of the FASB’s monitoring of global reference rate reform activities. The ASU permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest (PAI) in connection with reference rate reform activities under way in global financial markets (the “discounting transition”). We are currently evaluating the potential effects of the adoption of this guidance on our Consolidated Financial Statements.

There have been no other accounting pronouncements issued but not yet adopted by us which are expected to have a material impact on our Condensed Consolidated Financial Statements.

Recently Adopted Accounting Guidance

In December 2019, the FASB issued ASU 2019-12, “Income Taxes Topic 740-Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application of Topic 740. The effective date for ASU 2019-12 will be the first quarter of fiscal year 2021 and early adoption is permitted. The Company adopted this guidance as of January 1, 2021. The adoption of this guidance did not have a significant impact on our operating results.

3. Revenue Recognition

The following table disaggregates our revenue for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Equipment sales	$38,832	$40,875
Part sales	7,203	7,168
Installation services	1,133	690
Total Revenue	$47,168	$48,733

The Company attributes revenue to different geographic areas based on where items are shipped to or services are performed. The following table provides detail of revenues by geographic area for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
United States	17,438	$24,473
Italy	6,713	5,333
France	3,766	2,783
Chile	3,220	2,085
Canada	2,875	2,480
Other	13,156	11,579
	$47,168	$48,733

Total Company Revenues by Sources

The sources of the Company’s revenues are summarized below for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Boom trucks, knuckle boom & truck cranes	$33,226	$34,787
Part sales	7,203	7,168
Other equipment	3,568	2,954
Rough terrain cranes	2,038	3,134
Installation services	1,133	690
Total Revenue	$47,168	$48,733

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

The following table summarizes changes in customer deposits as follows:

	March 31, 2021	March 31, 2020
Customer deposits	$2,363	$1,493
Additional customer deposits received where revenue has not yet been recognized	1,359	1,146
Revenue recognized from customer deposits	(1,874)	(1,388)
Effect of change in exchange rates	(77)	(42)
	$1,771	$1,209

4. Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 by level within the fair value hierarchy. As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is summary of items that the Company measures at fair value on a recurring basis:

	Fair Value at March 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Valla contingent consideration	$—	$—	$215	$215
Forward currency exchange contracts	—	131	—	131
Total recurring liabilities at fair value	$—	$131	$215	$346

	Fair Value at December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Valla contingent consideration	$—	$—	$224	$224
Forward currency exchange contracts	—	267	—	267
Total liabilities at fair value	$—	$267	$224	$491

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Valla Contingent Consideration
Liabilities:
Balance at January 1, 2021	$224
Effect of change in exchange rates	(9)
Balance at March 31, 2021	$215

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

Forward Currency Contracts

The Company enters into forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. The forward currency exchange contracts that the Company has to offset existing assets and liabilities denominated in other than the reporting units’ functional currency have been determined not to be considered a hedge under ASC 815-10. The Company records the forward currency exchange contracts at its market value with any associated gain or loss being recorded in current earnings. Both realized and unrealized gains and losses related to forward currency contracts are included in current earnings and are reflected in the Condensed Consolidated Statements of Operations in the other income expense section on the line titled foreign currency transaction gains (losses). Items denominated in other than a reporting unit functional currency include certain intercompany receivables due from the Company’s Italian subsidiaries and accounts receivable and accounts payable of our Italian subsidiaries and their subsidiaries.

PM Group has an intercompany receivable denominated in Euros from its Chilean subsidiary.  At March 31, 2021, the Company had entered into a forward currency exchange contract that matures on May 5, 2021.  Under the contract the Company is obligated to sell 2,290,000 Chilean pesos for 2,598 euros. The purpose of the forward contract is to mitigate the income effect related to this intercompany receivable that results with a change in exchange rate between the Euro and the Chilean peso.

The following table provides the location and fair value amounts of derivative instruments that are reported in the Condensed Consolidated Balance Sheet as of March 31, 2021:

Total derivatives NOT designated as a hedge instrument

		Fair Value
	Balance Sheet Location	March 31, 2021	December 31, 2020
Liabilities Derivatives
Foreign currency exchange contract	Accrued expense	$131	$267

The following tables provide the effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020:

		Gain (loss)
	Location of gain or (loss) recognized in the Statement of Operations	Three Months Ended March 31,
		2021	2020
Derivatives Not Designated as Hedge Instruments
Forward currency contracts	Foreign currency transaction gains	$136	$388
		$136	$388

During the three months ended March 31, 2021 and 2020, there were no forward currency contracts designated as cash flow hedges.  As such, all gains and loss related to forward currency contracts during the three months ended March 31, 2021 and 2020 were recorded in current earnings and did not impact other comprehensive income.

6. Inventory, net

The components of inventory are as follows:

	March 31, 2021	December 31, 2020
Raw materials and purchased parts, net	$35,608	$33,172
Work in process, net	4,417	3,845
Finished goods, net	18,828	19,038
Inventory, net	$58,853	$56,055

The Company has established reserves for obsolete and excess inventory of $8,475 and $8,451 as of March 31, 2021 and December 31, 2020, respectively.

7. Goodwill and Intangible Assets

Intangible assets and accumulated amortization by category as of March 31, 2021 is as follows:

	Weighted Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (in years)	Amount	Amortization	Amount
Patented and unpatented technology	6	$18,313	$(14,611)	$3,702
Customer relationships	5	19,091	(12,820)	6,271
Trade names and trademarks	11	4,829	(2,726)	2,103
Indefinite lived trade names		2,557		2,557
Total intangible assets, net				$14,633

Intangible assets and accumulated amortization by category as of December 31, 2020 is as follows:

	Weighted Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (in years)	Amount	Amortization	Amount
Patented and unpatented technology	6	$18,643	$(14,587)	$4,056
Customer relationships	5	19,552	(12,753)	6,799
Trade names and trademarks	11	4,829	(2,677)	2,152
Indefinite lived trade names		2,664		2,664
Total intangible assets, net				$15,671

Amortization expense for intangible assets was $579 and $540 for the three months ended March 31, 2021 and 2020, respectively.

Estimated amortization expense for the next five years for the period ending March 31 and subsequent is as follows:

Amount
2022	$2,233
2023	2,233
2024	2,216
2025	2,169
2026	1,714
And subsequent	1,511
Total intangibles currently to be amortized	12,076
Intangibles with indefinite lives not amortized	2,557
Total intangible assets	$14,633

Changes in goodwill for the three months ended March 31, 2021 are as follows:

Total
Balance January 1, 2021	$27,472
Effect of change in exchange rates	(743)
Goodwill impairment	-
Balance March 31, 2021	$26,729

The Company performed an impairment assessment as of December 31, 2020. No additional triggers for an interim impairment test have been identified. While there was no additional impairment of goodwill recognized as a result of the 2020 annual impairment test, a reasonably possible unexpected deterioration in financial performance or adverse change in earnings may result in a further impairment.

8. Accrued Expenses

	March 31, 2021	December 31, 2020
Accrued income tax and other taxes	1,623	1,127
Accrued vacation	1,516	1,398
Accrued payroll	1,390	1,306
Accrued warranty	1,241	1,292
Accrued employee benefits	947	910
Accrued interest	216	244
Accrued expenses—other	1,717	1,632
Total accrued expenses	$8,650	$7,909

9. Accrued Warranty

A liability for estimated warranty claims is accrued at the time of sale. The liability is established using historical warranty claim experience. The current provision may be adjusted to take into account unusual or non-recurring events in the past or anticipated changes in future warranty claims. Adjustments to the warranty accrual are recorded if actual claim experience indicates that adjustments are necessary. Warranty reserves are reviewed to ensure critical assumptions are updated for known events that may impact the potential warranty liability.

The following table summarizes the changes in product warranty liability:

	For the three months ended
	March 31,
	2021	2020
Balance January 1,	$1,292	$1,604
Provision for warranties issued during the year	886	538
Warranty services provided	(917)	(462)
Changes in estimate	-	(133)
Foreign currency translation	(20)	(8)
Balance March 31,	$1,241	$1,539

10. Credit Facilities and Debt

U.S.  Credit Facilities

At March 31, 2021, the Company and its U.S. subsidiaries have a Loan and Security Agreement, as amended (the “Loan Agreement”) with CIBC Bank USA (“CIBC”), formerly known as “The Private Bank and Trust Company”.  The Loan Agreement provides a revolving credit facility with a maturity date of July 20, 2023.   The aggregate amount of the facility is $30 million.

The maximum borrowing available to the Company under the Loan Agreement is limited to: (1) 85% of eligible receivables; plus (2) 50% of eligible inventory valued at the lower of cost or net realizable value subject to a $20 million limit; plus (3) 80% of eligible used equipment, as defined, valued at the lower of cost or market subject to a $2 million limit; plus (4) 50% of eligible Mexico receivables (as defined) valued at the lower of cost or net realizable value subject to a $0.4 million limit.  At March 31, 2021 and December 31, 2020, the maximum the Company could borrow based on available collateral was $22.8 million and $21.9 million, respectively. At March 31, 2021, the Company had $12.8 million in borrowings (less $0.2 million in debt issuance cost for a net debt of $12.6 million) with $10.0 million available to borrow under its revolving credit facility. At December 31, 2020, the Company had $12.8 million in borrowings (less $0.2 million in debt issuance cost for a net debt of $12.6 million) with $9.1 million available to borrow under its revolving credit facility. The indebtedness under the Loan Agreement is collateralized by substantially all of the Company’s assets, except for certain assets of the Company’s subsidiaries.

The Loan Agreement provides that the Company can opt to pay interest on the revolving credit at either a base rate plus a spread, or a LIBOR rate plus a spread.  The base rate and the LIBOR rate are subject to a floor of 0.50%. The LIBOR spread ranges from 1.75% to 2.25% depending on the Adjusted Excess Availability.   Funds borrowed under the LIBOR option can be borrowed for periods of one, two, or three months and are limited to four LIBOR contracts outstanding at any time. In addition, a fee of 0.375% is applied for the unused portion of the revolving facility and is payable monthly. In March of 2021, the Company amended the Loan Agreement to include a Hedging Agreement for interest rate protection with respect to LIBOR Loans.  The Company was in compliance with its covenants as of March 31, 2021.

The Loan Agreement has a Letter of Credit facility of $3 million, which is fully reserved against availability. As of March 31, 2021, the outstanding Letters of Credit were $0.2 million which is offset against availability under the revolving facility.

Notes Payable—Bank

At March 31, 2021, the Company has a $547 term note payable to a bank. The note dated January 6, 2021 had an original principal amount of $748 and an annual interest rate of 3.49%. Proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest in the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums. There are eight remaining monthly payments of $69 on this note.

At March 31, 2021, the Company has a $159 term note payable to a bank. The note dated November 13, 2020 had an original principal amount of $289 and an annual interest rate of 5.81%. Proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest in the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums. There are six remaining monthly payments of $26 on this note.

Note Payable—Winona Facility Purchase

At March 31, 2021 and December 31, 2020, Badger has a balance on a note payable to Avis Industrial Corporation of $153 and $180, respectively.  Badger is required to make 60 monthly payments of $10 that began on August 1, 2017.  The note dated July 26, 2017, had an original principal amount of $500 and annual interest rate of 8.00%. The note matures on July 1, 2022 and is guaranteed by the Company.

PM Group Short-Term Working Capital Borrowings

At March 31, 2021 and December 31, 2020, respectively, PM Group had established demand credit and overdraft facilities with five banks in Italy, one bank in Spain and eleven banks in South America. Under the facilities, as of March 31, 2021 and December 31, 2020 respectively, PM Group can borrow up to approximately €21,377 ($25,103) and €20,550 ($25,133) for advances against invoices, letter of credit and bank overdrafts. These facilities are divided into two types: working capital facilities and cash facilities. At March 31, 2021 and December 31, 2020, interest on the Italian working capital facilities is charged at the 3-month Euribor plus 175 or 200 basis points and 3-month Euribor plus 350 basis points, respectively. Interest on the South American facilities is charged at a flat rate of points for advances on invoices ranging from 8% - 55%.

At March 31, 2021, the Italian banks had advanced PM Group €11,322 ($13,295). There were no advances to PM Group from the Spanish bank, and the South American banks had advanced PM Group €89 ($104). At December 31, 2020, the Italian banks had advanced PM Group €10,551 ($12,904). There were no advances to PM Group from the Spanish bank, and the South American banks had advanced PM Group €98 ($120).

PM Group Term Loans

At March 31, 2021 and December 31, 2020, PM Group has a €5,752 ($6,755) and €5,752 ($7,035) term loan with Davy Global Fund Management, an Irish fund that purchased the debt from BPER, an Italian bank. The term loan is split into a note and a balloon payment and is secured by PM Group’s common stock. The term loan is charged interest at a fixed rate of 3.5%. The note is payable in annual installments of principal, €513 for 2021, €531 for 2022, €549 for 2023, €569 for 2024, and €588 for 2025.  The balloon payment is payable in a single payment of €3,002 in 2026.

An adjustment in the purchase accounting to value the non-interest- bearing debt at its fair market value was made. At March 6, 2018 it was determined that the fair value of the debt was €480 or $550 less than the book value. This reduction is not reflected in the above descriptions of PM debt. This discount is being amortized over the life of the debt and being charged to interest expense. As of March 31, 2021 and December 31, 2020, the remaining balance was €86 ($101) and €114 ($140), respectively, and has been offset to the debt.

At March 31, 2021 and December 31, 2020, PM Group has unsecured borrowings with an Italian bank (MPS) and an Irish fund (Davy Global Fund Management) totaling €7,225 ($8,485) and €7,225 ($8,836), respectively. The borrowings have a fixed rate of interest of 3.5%.

Annual payments of €1,445 are payable ending in 2025.

PM Group is subject to certain financial covenants including maintaining (1) Net debt to EBITDA, (2) Net debt to equity, and (3) EBITDA to net financial charges ratios. The covenants are measured on a semi-annual basis as of June 30 and December 31 of each year. The Company was in compliance with the loan covenants at December 31, 2020.

At March 31, 2021 and December 31, 2020, Autogru PM had a term note with an outstanding principal balance of €90 ($106) and €116 ($142), respectively. The note is payable in monthly installments and matures in December 2021. The note is charged interest at the 1-month Euribor plus 250 basis points, for an effective rate of 2.50% at March 31, 2021 and December 31, 2020.

Autogru PM had another term note with an outstanding principal balance of €146 ($172) and €164 ($201) at March 31, 2021 and December 31, 2020, respectively. The note is divided in three parts: the first part is payable in 60 monthly installments of €1 ($1) plus interest at the 6-month Euribor plus 275 basis points, for an effective rate of 2.75% at March 31, 2021 and December 31, 2020, maturing in February 2023; the second part is payable in 60 monthly installments of €4 ($5) plus interest at the 6-month Euribor plus 275 basis points, for an effective rate of 2.75% at March 31, 2021 and December 31, 2020, maturing in April 2023; the third part is payable in 60 monthly installments of €1 ($1) plus interest at the 6-month Euribor plus 275 basis points, for an effective rate of 2.75% at March 31, 2021 and December 31, 2020, maturing in  September 2023.

Valla Short-Term Working Capital Borrowings

At March 31, 2021 and December 31, 2020, Valla had established demand credit and overdraft facilities with two Italian banks. Under the facilities, Valla can borrow up to approximately €660 ($775) for advances against orders, invoices and bank overdrafts. Interest on the Italian working capital facilities is charged at a flat percentage rate for advances on invoices and orders ranging from 1.67% - 4.75% at March 31, 2021 and December 31, 2020. At March 31, 2021 and December 31, 2020, the Italian banks had advanced Valla €305 ($358) and €474 ($579).

Valla Term Loans

Valla had a term loan with Carisbo that was payable in quarterly principal installments beginning on October 30, 2017 of €8 ($10), plus interest at the 3-month Euribor plus 470 basis points, for an effective rate of 4.36% at December 31, 2020. The note matured on January 31, 2021. At March 31, 2021 and December 31, 2020, the outstanding principal balance of the note was €0 ($0) and €8 ($10), respectively.

Valla has a term loan with BPER that is payable in monthly principal installments beginning on July 10, 2022 of €0.5 ($1), plus interest at an effective rate of 1.45% at March 31, 2021 and December 31, 2020. The note matures in December 2025. At March 31, 2021 and December 31, 2020, the outstanding principal balance of the note was €25 ($29) and €25 ($31), respectively.

11. Leases

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

If there was a rate explicit in the lease, this was the discount rate used. For those leases with no explicit or implicit interest rate, an incremental borrowing rate was used.  The weighted average remaining useful life for operating and finance leases was 5 and 7 years, respectively. The weighted average discount rate for operating and finance leases was 5.2% and 12.5% respectively.

Leases (thousands)	Classification	March 31, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease assets	$3,752	$4,068
Financing lease assets	Fixed assets, net	2,576	2,847
Total leased assets		$6,328	$6,915

Liabilities
Current
Operating	Current liabilities	$1,009	$1,167
Financing	Current liabilities	344	344

Non-current
Operating	Non-current liabilities	2,743	2,901
Financing	Non-current liabilities	4,128	4,221
Total lease liabilities		$8,224	$8,633

		Three months ended March 31,
Lease Cost (thousands)	Classification	2021	2020
Operating lease costs	Operating lease assets	$304	$262
Finance lease cost
Depreciation/amortization of leased assets	Depreciation	91	114
Interest on lease liabilities	Interest expense	141	151
Lease cost		$536	$527

	Three months ended March 31,
Other Information (thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$332	$253
Operating cash flows from finance leases	$76	$113
Financing cash flows from finance leases	$141	$151

Future principal minimum lease payments period ending March 31 are:

	Operating Leases	Capital Leases
2022	$1,176	$872
2023	917	897
2024	683	925
2025	487	952
2026	392	981
And subsequent	713	2,675
Total undiscounted lease payments	4,368	7,302
Less interest	(616)	(2,830)
Total liabilities	$3,752	$4,472
Less current maturities	(1,009)	(344)
Non-current lease liabilities	$2,743	$4,128

Bridgeview Facility

Beginning on January 1, 2021, the Company leases its 40,000 sq. ft. Bridgeview facility from an unaffiliated third party. Until December 31, 2020 the property was owned by an entity controlled by Mr. David J. Langevin, the Company’s Executive Chairman.

12. Income Taxes

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was enacted. The CARES Act, among other things, includes provisions relating to net operating loss carrybacks, alternative minimum tax credit refunds, a modification to the net interest deduction limitations and a technical correction to tax depreciation methods for qualified improvement property. The Cares Act did not have a material impact on the Company’s consolidated financial statements.

For the three months ended March 31, 2021, the Company recorded an income tax provision of $292, which includes a discrete income tax benefit of $45. The calculation of the overall income tax provision for the three months ended March 31, 2021 primarily consists of foreign income taxes and a discrete income tax benefit related to the expiration of the statute of limitations for various state and foreign jurisdictions, partially offset by an accrual of interest related to unrecognized tax benefits. For the three months ended March 31, 2020, the Company recorded an income tax provision of $404, which includes a discrete income tax benefit of $316 related to a decrease in the valuation allowance, an expiration of the statute of limitations for various state and foreign jurisdictions partially offset by an accrual of interest related to unrecognized tax benefits.

The effective tax rate for the three months ended March 31, 2021 was an income tax provision of 60.9% on pretax loss of $480 compared to an income tax provision of 6.1% on a pretax loss of $6,640 in the comparable prior period. The effective tax rate for the three months ended March 31, 2021 differs from the U.S. statutory rate of 21% primarily due to a valuation allowance in the U.S. and partial valuation allowance in Italy, nondeductible foreign permanent differences, income taxed in foreign jurisdictions at varying tax rates, and a decrease in unrecognized tax benefits related to the expiration of the statute of limitations for various state and foreign jurisdictions.

The Company’s total unrecognized tax benefits as of March 31, 2021 and 2020 were approximately $3.5 million and $4.0 million, respectively. Included in the unrecognized tax benefits is a liability for the disputed Romania income tax audit assessment for tax years 2012-2016 and the disputed Italy audit assessment for tax year 2016. Depending on the final resolution of the audits, the uncertain tax position liability could be higher or lower than the amount recorded at March 31, 2021.

13. Net (Loss) Earnings per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Details of the calculations are as follows:

	Three Months Ended March 31,
	2021	2020
Net loss from continuing operations	$(772)	$(7,044)
Loss from operations of discontinued operations, net of income taxes	—	(432)
Net loss	$(772)	$(7,476)

Loss per share
Basic
Net loss from continuing operations	$(0.04)	$(0.36)
Loss from operations of discontinued operations, net of income taxes	$—	$(0.02)
Net loss	$(0.04)	$(0.38)
Diluted
Net loss from continuing operations	$(0.04)	$(0.36)
Loss from operations of discontinued operations, net of income taxes	$—	$(0.02)
Net loss	$(0.04)	$(0.38)

Weighted average common shares outstanding
Basic and Dilutive	19,845,064	19,733,772

The following securities were not included in the computation of diluted earnings per share as their effect would have been antidilutive:

	As of March 31,
	2021	2020
Unvested restricted stock units	285,658	266,383
Options to purchase common stock	97,437	97,437
Convertible subordinated notes	—	1,549,451
	383,095	1,913,271

14. Equity

Stock Issued to Employees and Directors

The Company issued shares of common stock to employees and Directors as restricted stock units issued under the Company’s 2004 Incentive Plan vested. Upon issuance entries were recorded to increase common stock and decrease paid in capital for the amounts shown below. The following is a summary of stock issuances that occurred during the period:

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
January 1, 2021	Employee	3,300	$5.16
March 6, 2021	Directors	7,920	7.43
March 6, 2021	Employees	24,923	7.43
March 8, 2021	Directors	12,000	7.73
March 8, 2021	Employee	2,000	7.73
March 13, 2021	Directors	18,060	8.29
March 13, 2021	Employees	17,680	8.29
		85,883	$7.80

Stock Repurchase

The Company purchases shares of Common Stock from certain employees at the closing share price on the date of purchase. The stock is purchased from the employees to satisfy employees’ withholding tax obligations related to stock issuances described above. The below table summarizes shares repurchased from employees during the current year through March 31, 2021:

Date of Purchase	Shares Purchased	Closing Price on Date of Purchase
March 6, 2021	2,779	$7.43
March 8, 2021	692	$7.73
March 13, 2021	2,712	$8.29
	6,183

Restricted Stock Awards

The following table contains information regarding restricted stock units:

March 31, 2021
Outstanding on January 1, 2021	242,586
Units granted during the period	129,800
Vested and issued	(79,700)
Vested-issued and repurchased for income tax withholding	(6,183)
Forfeited	(845)
Outstanding on March 31, 2021	285,658

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $290 and $ 201 for the three months ended March 31, 2021 and 2020 , respectively.  Additional compensation expense related to restricted stock units will be $667, $654 and $306 for the remainder of 2021, 2022 and 2023, respectively.

Stock Options

On September 1, 2019, 50,000 stock options were granted at $5.62 per share and vest ratably on each of the first three anniversary dates. Compensation expense related to stock options were $10 for the three months ended March 31, 2021 compared to $21 for the comparable period. Additional compensation expense will be $21 and $10 for the remainder of 2021 and 2022, respectively.

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

For claims originated in 2020, the Company changed its insurance coverage for worker’s compensation and no longer has a deductible obligation. The Company is fully insured for any amount on any individual claim that exceeds the deductible and for any additional amounts of all claims once the aggregate is reached. The Company currently has several workers’ compensation claims related to injuries that occurred after December 31, 2011 and therefore are subject to a deductible. The Company does not believe that the contingencies associated with these workers’ compensation claims in aggregate will have a material adverse effect on the Company.

On May 5, 2011, the Company entered into two separate settlement agreements with two plaintiffs. As of March 31, 2021, the Company has a remaining obligation under the agreements to pay the plaintiffs an aggregate of $1,045 without interest in 11 annual installments of $95 on or before May 22 of each year. The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total payment will be charged to interest expense over the payment period.

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

C&M conducts business with RAM P&E LLC for the purposes of obtaining parts business as well as buying, selling, and renting equipment. In 2021, less than $0.1 million was invoiced by Crane and Machinery, Inc. through government parts contracts awarded to RAM P&E LLC.

C&M is a distributor of Terex rough terrain and truck cranes.  As such, C&M purchases cranes and parts from Terex.

PM is a manufacturer of cranes. PM sold cranes, parts, and accessories to Tadano during 2020 and 2021.

As of March 31, 2021 and December 31, 2020, the Company had accounts receivable and payable with related parties as shown below:

		March 31, 2021	December 31, 2020
Accounts Receivable	Tadano	$113	$62
	RAM P&E (2)	54	13
		$167	$75

Accounts Payable	Terex	$65	$47
	Tadano	136	80
		$201	$127
Net Related Party Accounts Payable		$34	$52

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

		Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Rent paid:	Bridgeview Facility (1)	$—	$69

Sales to:	Terex	$13	$14
	Tadano	128	550
	RAM P&E (2)	54	—
Total Sales		$195	$564

Purchases from:	Terex	$116	$147
	Tadano	61	—
Total Purchases		$177	$147

(1)

The Company leased its 40,000 sq. ft. Bridgeview facility from an entity controlled by Mr. David Langevin, the Company’s Executive Chairman and former CEO, through December 31, 2020. Pursuant to the terms of the lease, the Company makes monthly lease payments of $23. The Company is also responsible for all the associated operations expenses, including insurance, property taxes, and repairs. The entity controlled by Mr. David Langevin sold the building on December 31, 2020 to an unaffiliated third party. The new terms of the building lease are the same in all material respects.

(2)	RAM P&E is owned by Mr. David Langevin’s daughter.

Note 17. Discontinued Operations

Assets and Liabilities Classified as Held for Sale

On August 21, 2020, the Company entered into an Asset Purchase Agreement to sell Manitex Sabre, Inc. to an affiliate of Super Steel, LLC for cash proceeds of $1.5 million, subject to certain adjustments based on closing date accounts receivable and inventory. Accordingly, Manitex Sabre, Inc. is reported as a discontinued operation for 2020.

In addition to the proceeds from sale of $1.5 million in cash received, the Company may receive a maximum royalty and earnout payments of approximately $2.9 million for years 2021 thru 2023 if certain revenue criteria are met. The Company will account for the contingent consideration as a gain in accordance with ASC 450. Under this approach, we will recognize the contingent consideration in earnings after the contingency is resolved.

For the three months ended March 31, 2020, cash flows used in operating activities was $125, this consisted of depreciation expense of $45, no purchases of fixed assets and no amortization expense.

For the Three Months Ended March 31,
2020
Net revenues	$1,499
Cost of sales	1,555
Selling, general and administrative expenses	313
Interest expense	24
Other income	5
Net loss of discontinued operations before income tax	(388)
Income tax expense related to discontinued operations	44
Net loss on discontinued operations	$(432)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

Impact of COVID-19

We are continuing to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it is impacting our customers, employees, supply chain, and distribution network, as well as the demand for our products in the industries and markets that we serve. Our first priority is the health and safety of our employees, customers, and business partners and we believe that we have taken every necessary step to keep our facilities clean and safe during the COVID-19 pandemic. While COVID-19 has had a material impact on our past financial results, we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the ultimate severity and duration of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown.

The Company has experienced and may continue to experience disruptions or delays in its supply chain, which would result in higher supply chain costs to the Company in order to maintain the supply of materials and components for its products. In addition, the Company has modified its business practices (including practices regarding employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences). We continue to take steps to minimize the negative impact of the COVID-19 pandemic on our business and to protect the safety of our employees and customers.

Business Overview

The following management’s discussion and analysis of financial condition and results of continuing operations should be read in conjunction with the Company’s financial statements and notes, and other information included elsewhere in this Report.

Backlog

The Company’s backlog was approximately $84 million and $68 million at March 31, 2021 and December 31, 2020, respectively.

Results of Condensed Consolidated Operations

MANITEX INTERNATIONAL, INC.

(In thousands)

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Net revenues	$47,168	$48,733	$(1,565)	(3.2)%
Cost of sales	38,363	38,486	(123)	(0.3)%
Gross profit	8,805	10,247	(1,442)	(14.1)%
Operating expenses
Research and development costs	785	687	98	14.3%
Selling, general and administrative expenses	7,744	8,039	(295)	(3.7)%
Impairment of intangibles	—	6,722	(6,722)	(100.0)%
Total operating expenses	8,529	15,448	(6,919)	(44.8)%
Operating income (loss)	276	(5,201)	5,477	(105.3)%
Other (expense) income
Interest expense	(525)	(1,084)	559	(51.6)%
Interest income	4	60	(56)	(93.3)%
Foreign currency transaction loss	(215)	(418)	203	(48.6)%
Other (expense) income	(20)	3	(23)	(766.7)%
Total other (expense) income	(756)	(1,439)	683	(47.5)%
Loss before income taxes from continuing operations	(480)	(6,640)	6,160	(92.8)%
Income tax expense from continuing operations	292	404	(112)	(27.7)%
Net loss from continuing operations	(772)	(7,044)	6,272	(89.0)%

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Net loss from continuing operations for the three-month periods ended March 31, 2021 and 2020

For the three months ended March 31, 2021 and 2020 the Company had net losses of $0.8 million compared to $7.0 million, respectively.

Net revenues and gross profit —For the three months ended March 31, 2021, net revenues and gross profit were $47.2 million and $8.8 million, respectively. Gross profit as a percent of revenues was 18.7% for the three months ended March 31, 2021. For the three months ended March 31, 2020, net revenues and gross profit were $48.7 million and $10.2 million, respectively. Gross profit as a percent of revenues was 21.0% for the three months ended March 31, 2020.

Net revenues decreased $1.6 million or 3.2% to $47.2 million for the three months ended March 31, 2021 from $48.7 million for the comparable period in 2020. The decrease in revenues is primarily due to decreases in sales of straight mast cranes and rough terrain cranes from the Company’s United States subsidiaries, primarily due to the impact of the ongoing of COVID-19 pandemic partially offset by an increase in revenues due to a favorable impact by a stronger Euro, which accounted for approximately $2.5 million.

Our gross profit decreased $1.4 million to $8.8 million for the three months ended March 31, 2021 from $10.2 million for the comparable period in 2020. The decrease in gross profit is attributable to decreases in revenues, product mix and higher material cost.  The decline in gross profit percentage is primarily driven by product mix as lower margin products were sold and higher material cost for the three months ended March 31, 2021.

Research and development —Research and development expense was $0.8 million for the three months ended March 31, 2021 compared with $0.7 million for the same period in 2020. The Company’s research and development spending reflects our continued commitment to develop and introduce new products that give the Company a competitive advantage.

Selling, general and administrative expense —SG&A expense for the three months ended March 31, 2021 was $7.7 million compared to $8.0 million for the comparable period in 2020, a decrease of $0.3 million. The decreases are primarily related to cost savings initiatives implemented during the second quarter of 2020 at our U.S. facilities resulting in permanent and temporary layoffs of employees and trade show expenses for the three months ended March 31, 2020 that did not recur in 2021, offset by an unfavorable impact of a stronger euro, which accounted for approximately $0.4 million.

Impairment of goodwill and intangibles- For the three months ended March 31, 2021, the Company had no impairment of goodwill or intangibles compared to $6.7 million for the three months ended March 31, 2020. The impairment in 2020 was driven by the COVID-19 pandemic which caused a decrease in the Company’s market capitalization causing a triggering event which resulted in a $6.6 million goodwill impairment charge and a $0.1 million tradename impairment charge during 2020.

Interest expense —Interest expense was $0.5 million for the three months ended March 31, 2021 compared to $1.1 million for the comparable period in 2020. The decrease in interest expense is due to lower debt driven by the pay-off of the convertible notes in December 2020 and principal payments made on the term debt in 2020.

Foreign currency transaction losses —For the three months ended March 31, 2021, the Company had foreign currency losses of $0.2 million compared to $0.4 million for the comparable period in 2020.  A substantial portion of the losses relate to changes in the Chilean peso.

Income tax — On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was enacted. The CARES Act, among other things, includes provisions relating to net operating loss carrybacks, alternative minimum tax credit refunds, a modification to the net interest deduction limitations and a technical correction to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on the Company’s condensed consolidated financial statements.

For the three months ended March 31, 2021, the Company recorded an income tax provision of $0.3 million, which includes a discrete income tax benefit of less than $0.1 million. The calculation of the overall income tax provision for the three months ended March 31, 2021 primarily consists of foreign income taxes and a discrete income tax benefit related to the expiration of the statute of limitations for various state and foreign jurisdictions partially offset by an accrual of interest related to unrecognized tax benefits. For the three months ended March 31, 2020, the Company recorded an income tax provision of $0.4 million, which includes a discrete income tax benefit of $0.3 million related to a decrease in the valuation allowance, an expiration of the statute of limitations for various state and foreign jurisdictions partially offset by an accrual of interest related to unrecognized tax benefits.

The effective tax rate for the three months ended March 31, 2021 was an income tax provision of 60.9% on pretax loss of $0.5 million compared to an income tax provision of 6.1% on a pretax loss of $6.6 million in the comparable prior period. The effective tax rate for the three months ended March 31, 2021 differs from the U.S. statutory rate of 21% primarily due to the valuation allowance in the U.S. and a partial valuation allowance in Italy, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates and a decrease in unrecognized tax benefits related to the expiration of the statute of limitations for various state and foreign jurisdictions.

Liquidity and Capital Resources

The ultimate duration and severity of the COVID-19 pandemic remains highly uncertain at this time.  Accordingly, its impact on the global economy generally and our customers and suppliers specifically, as well as the potential negative financial impact to our results of operations and liquidity position cannot be reasonably estimated at this time, but could be material. In the context of these uncertain conditions, we are actively managing the business to maintain cash flow and ensure that we have sufficient liquidity for a variety of scenarios. We believe that such strategy will allow us to meet our anticipated funding requirements.

Cash, cash equivalents and restricted cash were $16.1 million at March 31, 2021 and $17.4 million at  December 31, 2020. In addition, the Company has a U.S. revolving credit facility with a maturity date of July 20, 2023. At March 31, 2021, the Company had approximately $10.0 million available to borrow under its U.S. revolving credit facility.

At March 31, 2021, the PM Group had established working capital facilities with five Italian, one Spanish and eleven South American banks. Under these facilities, the PM Group can borrow $25.1 million against orders, invoices and letters of credit. At March 31, 2021, the PM Group had availability under these facilities of $1.6 million. Future advances are dependent on having available collateral.

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

Cash flows for the three-month period ended March 31, 2021 compared to the three-month period ended March 31, 2020

Operating Activities - For the three months ended March 31, 2021, cash flow used in operating activities was $1.2 million compared to $0.6 million used for the same period in the prior year. Cash provided by working capital was $0.3 million for the three months ended March 31, 2021 compared to $0.9 million for the same period in the prior year. Accounts receivable management used $3.3 million in cash for the three months ended March 31, 2021 compared to $0.4 million used in cash for the same period in the prior year. Effective accounts payable management generated $7.5 million in cash for the first three months of 2021 compared to $8.5 million for the same period in the prior year.  Inventory represented a cash outflow of $4.0 million for the first three months of 2021 compared to $7.3 million for the same period in the prior year.

Investing Activities - Cash used in investing activities was $0.2 million in the first three months of 2021, compared to $0.4 million in the same period a year ago.  Cash used in both the three-month periods was related to cash payments for property and equipment.

Financing Activities - Cash provided by financing activities was an inflow of $1.0 million for the three months ended March 31, 2021 which included an increase in working capital borrowing of $0.7 million and borrowings for insurance agreements of $0.7 million partially offset by repayments of notes of $0.4 million. Cash used by financing activities was an outflow of less than $0.1 million for the three months ended March 31, 2020, which included an increase in working capital borrowing of $1.2 million, repayments of the convertible debt of $7.0 million and borrowings on the revolving credit facility of $6.0 million.

Off-Balance Sheet Arrangements

CIBC has issued 2 standby letters of credit at March 31, 2021.  The first standby letter of credit is $0.2 million in favor of an insurance carrier to secure obligations which may arise in connection with future deductible payments that may be incurred under the Company’s worker’s compensation insurance policies.  The second standby letter of credit is less than $0.1 million in favor of a governmental agency to secure obligations which may arise in connection with worker’s compensation claims.

Related Party Transactions

See Note 16, Transactions between the Company and Related Parties, in the accompanying Condensed Consolidated Financial Statements for a description of the Company’s related party transactions.

Critical Accounting Policies

See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for a discussion of the Company’s critical accounting policies.

Impact of Recently Issued Accounting Standards

See Note 2, in the accompanying Condensed Consolidated Financial Statements for a summary of recently issued accounting standards.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk disclosures have not materially changed since the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 was filed. The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 4—Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of and with the participation of management and the Audit Committee of the Board of Directors, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2021.  The Company’s evaluation has identified certain material weaknesses in its internal control over financial reporting as further described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Based on the evaluation of these material weaknesses, the Company has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2021 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Despite the existence of these material weaknesses, we have concluded that the condensed consolidated financial statements in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have determined that there were deficiencies in our internal control over financial reporting that constitute material weaknesses, as defined by SEC regulations, at March 31, 2021, with respect to procedures for:

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

Accordingly, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting and disclosure controls and procedures, as defined by SEC regulations, were not effective at March 31, 2021.

Management’s Remediation Activities

During 2021, management continued to invest significant time and effort to remediate the remaining two material weaknesses identified in 2018. The Company continued to progress on implementing Enterprise Resource Planning (“ERP”) software in the U.S. subsidiary. In Italy, we hired a consultant to help with the implementation of a new ERP system. In addition, the Company continued to progress on the remediation of the remaining control deficiencies.

Other than the changes disclosed above, there were no changes in internal control over financial reporting (as defined by Rules 13a-15 and 15d-15) that occurred during the three months ended March 31, 2021, that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

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

•

During 2021, the Company continues to work toward completion of the Company’s U.S planned Enterprise Resource Planning implementation and has started the implementation of the ERP software at our remaining United States subsidiary;

•	During 2021, the Company plans to implement a new ERP system in certain international locations, including Italy where the process has already commenced.
•	The Company continues to strengthen its control environment to reduce or eliminate our control deficiencies; and
•	Executive oversight will be improved through additional reporting requirements, reviews and meetings.

Management continues to execute on the plan that has been provided to the audit committee for the implementation of the foregoing remedial measures (to the extent not already completed) and the audit committee will continue to monitor the anticipated timetable. Management continues to monitor completion of actions as outlined in the plan and have been providing updates to the audit committee on a periodic basis. In addition, under the direction of the audit committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

The information set forth in Note 15 (Legal Proceedings and Other Contingencies) to the accompanying Condensed Consolidated Financial Statements included in Part I.  Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A—Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2020.

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

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1— January 31, 2021	—	$—	—	—
February 1—February 28, 2021	—	—	—	—
March 1—March 31, 2021	6,183	7.86	—	—
	6,183	$7.86	—	—

Item 3—Defaults Upon Senior Securities

None

Item 4—Mine Safety Disclosures

Not applicable.

Item 5—Other Information

None.

Item 6—Exhibits

See the Exhibit Index set forth below for a list of exhibits included with this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Lease Amendment, dated December 31, 2020, between the Company and KB Building, LLC (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 6, 2021).

10.2*

Tenth Amendment to Loan and Security Agreement, dated as of March 16, 2021, by and among Manitex International, Inc., Manitex Inc., Manitex Sabre, Inc., Badger Equipment Company, Crane and Machinery, Inc., Crane and Machinery Leasing, Inc., Manitex, LLC, and CIBC Bank USA (f/k/a The PrivateBank and Trust Company) and the lenders party thereto.

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

May 6, 2021

By:	/s/ STEVE FILIPOV
Steve Filipov
Chief Executive Officer and Director
(Principal Executive Officer)

May 6, 2021

By:	/s/ JOSEPH DOOLAN
Joseph Doolan
Chief Financial Officer (Principal Financial and Accounting Officer)