Form 10-Q
period 2021-06-30
Manitex International, Inc.
filed 2021-08-03
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of the registrant’s common stock, no par, outstanding at Aug 2, 2021 was 19,906,730.

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Manitex International, Inc. speaks as of June 30, 2021 unless specifically noted otherwise.  Unless otherwise indicated, Manitex International, Inc., together with its consolidated subsidiaries, is hereinafter referred to as “Manitex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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

•	the reliance of our customers on government spending, fluctuations in activity levels in the construction industry, and capital expenditures in the oil and gas industry;
•	our level of indebtedness and our ability to meet financial covenants required by our debt agreements;
•	our ability to negotiate extensions of our credit agreements and to obtain additional debt or equity financing when needed;
•	the impact that the material weakness in our internal control over financial reporting;
•	the cyclical nature of the markets we operate in;
•	an increase in interest rates;
•	our increasingly international operations expose us to additional risks and challenges associated with conducting business internationally, including currency exchange risks;
•	difficulties in implementing new systems, integrating acquired businesses, managing anticipated growth, and responding to technological change;
•	the availability of the third-party financing that some of our customers rely on to purchase our products;
•	our operations are in a highly competitive industry and the Company is particularly subject to the risks of such competition;
•	our dependency upon third-party suppliers makes us vulnerable to supply shortages;
•	price increases in materials could reduce our profitability;
•	the Company faces product liability claims and other liabilities due to the nature of its business;
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

FORM 10-Q INDEX

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash	$17,170	$17,161
Cash – restricted	236	240
Trade receivables (net)	36,658	30,418
Other receivables	89	179
Inventory (net)	60,498	56,055
Prepaid expense and other current assets	3,198	2,218
Total current assets	117,849	106,271
Total fixed assets, net of accumulated depreciation of $18,219 and $17,444 at June 30, 2021 and December 31, 2020, respectively	17,739	18,723
Operating lease assets	3,648	4,068
Intangible assets (net)	14,160	15,671
Goodwill	26,889	27,472
Other long-term assets	1,143	1,143
Deferred tax assets	247	247
Total assets	$181,675	$173,595
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$43,473	$32,429
Accrued expenses	9,593	7,909
Related party payables, net	36	52
Notes payable	12,727	16,510
Current portion of finance lease obligations	362	344
Current portion of operating lease obligations	1,006	1,167
Customer deposits	3,032	2,363
Deferred income liability	-	3,747
Total current liabilities	70,229	64,521
Long-term liabilities
Revolving term credit facilities, net	12,682	12,606
Notes payable	13,037	13,625
Finance lease obligations (net of current portion)	4,032	4,221
Non-current operating lease obligations	2,642	2,901
Deferred gain on sale of property	547	587
Deferred tax liability	1,285	1,333
Other long-term liabilities	4,192	4,892
Total long-term liabilities	38,417	40,165
Total liabilities	108,646	104,686
Commitments and contingencies
Equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at June 30, 2021 and December 31, 2020	—	—
Common Stock—no par value 25,000,000 shares authorized, 19,906,730 and 19,821,090 shares issued and outstanding at June 30, 2021, and December 31, 2020, respectively	132,035	131,455
Paid in capital	2,948	3,025
Retained deficit	(59,270)	(63,863)
Accumulated other comprehensive loss	(2,684)	(1,708)
Total equity	73,029	68,909
Total liabilities and equity	$181,675	$173,595

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenues	$60,045	$37,115	$107,213	$85,848
Cost of sales	48,605	31,584	86,968	70,070
Gross profit	11,440	5,531	20,245	15,778
Operating expenses
Research and development costs	800	771	1,585	1,458
Selling, general and administrative expenses	8,069	6,725	15,813	14,764
Impairment of intangibles	—	—	—	6,722
Total operating expenses	8,869	7,496	17,398	22,944
Operating income (loss)	2,571	(1,965)	2,847	(7,166)
Other income (expense)
Interest expense	(558)	(924)	(1,083)	(2,008)
Interest income	2	14	6	74
Gain on Paycheck Protection Program loan forgiveness	3,747	—	3,747	—
Foreign currency transaction loss	(85)	(24)	(300)	(442)
Other income (expense)	5	(159)	(15)	(156)
Total other income (expense)	3,111	(1,093)	2,355	(2,532)
Income (loss) before income taxes from continuing operations	5,682	(3,058)	5,202	(9,698)
Income tax expense (benefit) from continuing operations	317	(657)	609	(253)
Net income (loss) from continuing operations	5,365	(2,401)	4,593	(9,445)
Discontinued operations
Loss from operations of discontinued operations	—	(323)	—	(711)
Income tax (benefit)	—	(47)	—	(3)
Loss from discontinued operations	—	(276)	—	(708)
Net income (loss)	5,365	(2,677)	4,593	(10,153)
Income (loss) per share
Basic
Income (loss) from continuing operations	$0.27	$(0.12)	$0.23	$(0.48)
Loss from discontinued operations	—	$(0.01)	—	$(0.04)
Net income (loss)	$0.27	$(0.14)	$0.23	$(0.51)
Diluted
Income (loss) from continuing operations	$0.27	$(0.12)	$0.23	$(0.48)
Loss from discontinued operations	—	$(0.01)	—	$(0.04)
Net income (loss)	$0.27	$(0.14)	$0.23	$(0.51)
Weighted average common shares outstanding
Basic	19,902,617	19,762,726	19,873,840	19,748,249
Diluted	19,988,827	19,762,726	19,947,565	19,748,249

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$5,365	$(2,677)	$4,593	$(10,153)
Other comprehensive income (loss):
Foreign currency translation adjustments	222	319	(976)	(189)
Total other comprehensive income (loss)	222	319	(976)	(189)
Total comprehensive income (loss)	$5,587	$(2,358)	$3,617	$(10,342)

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Outstanding shares	Common Stock	APIC	Retained Deficit	AOCI (Loss)	Total
Balance at December 31, 2020	19,821,090	$131,455	$3,025	$(63,863)	$(1,708)	$68,909
Net loss	—	—	—	(772)	—	(772)
Loss on foreign currency translation	—	—	—	—	(1,198)	(1,198)
Employee incentive plan grant	85,883	584	(584)	—	—	—
Repurchase to satisfy withholding and cancelled	(6,183)	(48)	—	—	—	(48)
Share-based compensation	—	—	299	—	—	299
Balance at March 31, 2021	19,900,790	$131,991	$2,740	$(64,635)	$(2,906)	$67,190
Net income	—	—	—	5,365	—	5,365
Loss on foreign currency translation	—	—	(26)	—	222	196
Employee incentive plan grant	5,940	44	(44)	—	—	—
Share-based compensation	—	—	278	—	—	278
Balance at June 30, 2021	19,906,730	$132,035	$2,948	$(59,270)	$(2,684)	$73,029

	Outstanding shares	Common Stock	APIC	Retained Deficit	AOCI (Loss)	Total
Balance at December 31, 2019	19,713,185	$130,710	$2,793	$(50,253)	$(3,700)	$79,550
Net loss	—	—	—	(7,476)	—	(7,476)
Loss on foreign currency translation	—	—	—	—	(508)	(508)
Employee incentive plan grant	49,884	352	(352)	—	—	—
Repurchase to satisfy withholding and cancelled	(2,949)	(13)	—	—	—	(13)
Share-based compensation	—	—	222	—	—	222
Balance at March 31, 2020	19,760,120	$131,049	$2,663	$(57,729)	$(4,208)	$71,775
Net loss	—	—	—	(2,677)	—	(2,677)
Gain on foreign currency translation	—	—	—	—	319	319
Employee incentive plan grant	7,360	86	(86)	—	—	—
Share-based compensation	—	—	203	—	—	203
Balance at June 30, 2020	19,767,480	$131,135	$2,780	$(60,406)	$(3,889)	$69,620

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$4,593	$(10,153)
Adjustments to reconcile net income (loss) to cash used for operating activities:
Depreciation and amortization	2,253	2,136
Gain on Paycheck Protection Program loan forgiveness	(3,747)	—
Changes in allowances for doubtful accounts	128	7
Changes in inventory reserves	(1,018)	(543)
Deferred income taxes	(13)	(69)
Amortization of deferred debt issuance costs	77	125
Amortization of debt discount	76	291
Gain on forward currency contract	(333)	—
Write down of intangibles	—	137
Write down of goodwill	—	6,585
Share-based compensation	577	424
Adjustment to deferred gain on sales and lease back	(40)	—
Reserves for uncertain tax provisions	—	(131)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(6,368)	6,385
Decrease (increase) in other receivable	90	(642)
Increase in inventory	(4,302)	(597)
Increase in prepaid expenses	(986)	(234)
Increase in other assets	(36)	—
Increase (decrease) in accounts payables and related party payables	11,970	(28)
(Decrease) increase in deferred income	-	3,747
Increase in accrued expenses	2,140	453
Increase in other current liabilities	737	46
(Decrease) in other long-term liabilities	(592)	(150)
Net cash provided by operating activities	5,206	7,789

Cash flows from investing activities:
Purchase of property and equipment	(561)	(541)
Net cash used in investing activities	(561)	(541)
Cash flows from financing activities:
Borrowings on revolving term credit facility	—	8,500
Payments on convertible debt	—	(7,000)
Net borrowings on working capital facilities	(3,664)	(514)
New borrowings—other	748	—
Note payments	(662)	(190)
Shares repurchased for income tax withholding on share-based compensation	(48)	(13)
Payments on capital lease obligations	(171)	(230)
Net cash (used in) provided by financing activities	(3,797)	553
Net increase in cash and cash equivalents	848	7,801
Effect of exchange rate changes on cash	(843)	(25)
Cash and cash equivalents at the beginning of the year	17,401	23,577
Cash and cash equivalents at end of period	$17,406	$31,353
See Note 1 for supplemental cash flow disclosures

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. Nature of Operations and Basis of Presentation

The unaudited Condensed Consolidated Balance Sheets at  June 30, 2021 and December 31, 2020 and the related Condensed Consolidated Statements of Operations, Condensed Consolidated Statement of Comprehensive Income (Loss), Condensed Consolidated Statements of Shareholders’ Equity, and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods.  Interim results may not be indicative of results to be realized for the entire year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.  The Condensed Consolidated Balance Sheet as of December 31, 2020 was derived from our audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).

The Company is a leading provider of engineered lifting solutions. The Company reports in a single business segment and has four operating segments, under which there are five reporting units. The Company has integrated Manitex and Badger reporting units into one operating segment as a substantial portion of the sales from Badger are intercompany sales to Manitex. While the Company continues to report Badger as a separate reporting unit, its results are combined with Manitex and reported at a combined Manitex level. The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries.

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

COVID-19 Pandemic

The Company is continuing to closely monitor the impact of the COVID-19 pandemic and is continually assessing its potential effects on our business and our financial performance as well as the businesses of our customers and vendors, including the impact that we may experience if and when the pandemic subsides. The Company cannot predict the duration or severity of the COVID-19 pandemic, and we cannot reasonably estimate the financial impact that the COVID-19 outbreak will have on our results and significant estimates going forward.

Supplemental Cash Flow Information

Transactions for the periods ended June 30, 2021 and 2020 are as follows:

	Six months ended June 30,
	2021	2020
Interest received in cash	$6	$74
Interest paid in cash	975	1,933
Income tax payments in cash	856	274

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

Restricted Cash

Certain of the Company’s lending arrangements require the Company to post collateral or maintain minimum cash balances in escrow. These cash amounts are reported as current assets on the balance sheets based on when the cash will be contractually released. Total restricted cash was $236 and $240 at June 30, 2021 and December 31, 2020, respectively.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amounts the Company’s customers are invoiced and do not bear interest. The Company has adopted a policy consistent with U.S. GAAP for the periodic review of its accounts receivable to determine whether the establishment of an allowance for doubtful accounts is warranted based on the Company’s assessment of the collectability of the accounts. The Company established an allowance for bad debt of $2.6 million at June 30, 2021 and December 31, 2020. The Company also has in some instances a security interest in its accounts receivable until payment is received.

Property, Equipment and Depreciation

Property and equipment are stated at cost or the fair market value at the date of acquisition for property and equipment acquired in connection with the acquisition of a company. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation of property, and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the three and six months ended June 30, 2021 were $545 and $1,096, respectively. Depreciation expense for the three and six months ended June 30, 2020 were $515 and $1,013.

Other Intangible Assets

The Company capitalizes certain costs related to patent technology. Additionally, a substantial portion of the purchase price related to the Company’s acquisitions has been assigned to patents or unpatented technology, trade name, customer backlog, and customer relationships. Under the guidance, Other Intangible Assets with definite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are tested annually for impairment. The Company recognized $0.1 million in impairment related to tradenames during the six months ended June 30, 2020. No impairment expense was recognized for the three months ended June 30, 2020. No impairment expense was recognized for the three and six months ended June 30, 2021.

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

The Company recognized $6.6 million in impairment related to goodwill during the six months ended June 30, 2020. No impairment expense was recognized for the three months ended June 30, 2020. No impairment expense was recognized for the three and six months ended June 30, 2021.

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

As of June 30, 2021 and December 31, 2020, accrued warranties were $1,578 and $1,292, respectively.

Accounting for Paycheck Protection Program Loan

During April 2020, the Company entered a loan transaction pursuant to which the Company received proceeds of $3.7 million under the Paycheck Protection Program. The Paycheck Protection Program, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying companies and is administered by the U.S. Small Business Administration (“SBA”).

The Paycheck Protection Program loan was evidenced by a promissory note between the Company and CIBC bank. The promissory note had a two-year term, accrued interest at the rate of 1.0% per annum, and was prepayable at any time without payment of any premium. No payments of principle or interest were due during the six-month period beginning on the date of the promissory note. Beginning on the seventh month following the date of the promissory note, we were required to make 18 monthly payments of principal and interest.

Under the terms of the CARES Act, The Paycheck Protection Program recipients can apply for and be granted forgiveness for all or portion of loan granted under the Paycheck Protection Program, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. However, at least 75 percent of the Paycheck Protection Program loan proceeds must be used for eligible payroll costs. The terms of any forgiveness may also be subject to further requirements in any regulation and guidelines the SBA may adopt.

The Company applied for forgiveness on the Paycheck Protection Program loan during November 2020. During June 2021, the Company received notice from the CIBC bank that CIBC had received confirmation from the SBA that the application for forgiveness of the Paycheck Protection Program loan had been approved. The loan forgiveness request of $3.7 million was applied to the Company’s entire outstanding Paycheck Protection Program loan balance from CIBC bank.

The Company recorded the forgiveness as Gain on Paycheck Protection Program loan forgiveness in Other Income (Expense) on the Condensed Consolidated Statement of Operations. The gain on loan forgiveness is not subject to U.S. taxation. This deductible permanent difference is offset by a change in the U.S. valuation allowance and therefore has no impact on the effective tax rate.

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

Research and Development Expenses

The Company expenses research and development costs, as incurred. For the three and six months ended June 30, 2021, research and development expenses were $800 and $1585, respectively. For the three and six months ended June 30, 2020, research and development expenses were $771 and $1,458.

Advertising

Advertising costs are expensed as incurred and were $146 and $274 for the three and six months ended June 30, 2021, respectively. Advertising costs were $69 and $234 for the three and six months ended June 30, 2020, respectively.

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

Debt Issuance Costs

Debt issuance costs incurred in securing the Company’s financing arrangements are capitalized and amortized over the term of the associated debt. Deferred financing costs associated with long-term debt are presented in the balance sheet as direct deduction from the carrying amount of that debt liability, consistent with debt discount.  Deferred financing costs associated with revolving lines of credit are included with Revolving term credit facilities on the Company’s Condensed Consolidated Balance Sheets.

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

Adoption of Highly Inflationary Accounting in Argentina

GAAP guidance requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100 percent. In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina (“PM Argentina”). Under highly inflationary accounting, PM Argentina’s functional currency became the Euro (its parent company’s reporting currency), and its income statement and balance sheet have been measured in Euros using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in other (income) and expense, net and was not material.  As of June 30, 2021, PM Argentina had a small net peso monetary position. Net sales of PM Argentina were less than 5 percent of our consolidated net sales for the years ended June 30, 2021 and December 31, 2020, respectively.

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

In January 2021, the FASB issued ASU 2021-01, which refines the scope of ASC 848 and clarifies some of its guidance as part of the FASB’s monitoring of global reference rate reform activities. The ASU permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest (PAI) in connection with reference rate reform activities under way in global financial markets (the “discounting transition”). We are currently evaluating the potential effects of the adoption of this guidance on our Consolidated Financial Statements.

There have been no other accounting pronouncements issued, but not yet adopted by us, which are expected to have a material impact on our Condensed Consolidated Financial Statements.

Recently Adopted Accounting Guidance

In December 2019, the FASB issued ASU 2019-12, “Income Taxes Topic 740-Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application of Topic 740. The effective date for ASU 2019-12 was the first quarter of fiscal year 2021 and the Company adopted this guidance as of January 1, 2021. The adoption of this guidance did not have a significant impact on our operating results.

3. Revenue Recognition

The following table disaggregates our revenue for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Equipment sales	$51,600	$30,890	$90,432	$71,765
Part sales	7,265	5,668	14,468	12,836
Installation services	1,180	557	2,313	1,247
Total Revenue	$60,045	$37,115	$107,213	$85,848

The Company attributes revenue to different geographic areas based on where items are shipped to or services are performed. The following table provides detail of revenues by geographic area for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	24,384	$16,518	$41,822	$40,991
Italy	9,839	4,448	16,552	9,781
Canada	5,450	1,333	8,325	3,813
Chile	3,118	1,262	6,338	3,347
France	2,688	2,310	6,454	5,093
Other	14,566	11,245	27,722	22,824
	$60,045	$37,115	$107,213	$85,848

Total Company Revenues by Sources

The sources of the Company’s revenues are summarized below for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Boom trucks, knuckle boom & truck cranes	$44,653	$27,156	$77,879	$61,943
Part sales	7,265	5,668	14,468	12,836
Rough terrain cranes	1,759	2,028	3,797	5,162
Other equipment	5,188	1,706	8,756	4,660
Installation services	1,180	557	2,313	1,247
Total Revenue	$60,045	$37,115	$107,213	$85,848

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

The following table summarizes changes in customer deposits for the six months ended June 30 as follows:

	June 30, 2021	June 30, 2020
Customer deposits	$2,363	$1,493
Additional customer deposits received where revenue has not yet been recognized	3,375	2,456
Revenue recognized from customer deposits	(2,613)	(2,540)
Effect of change in exchange rates	(93)	(35)
	$3,032	$1,374

4. Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 by level within the fair value hierarchy. As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is summary of items that the Company measures at fair value on a recurring basis:

	Fair Value at June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Forward currency exchange contracts	$—	$66	$—	$66
Total current assets at fair value	$—	$66	$—	$66
Liabilities:
Valla contingent consideration	$—	$—	$217	$217
Total recurring liabilities at fair value	$—	$—	$217	$217

	Fair Value at December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Valla contingent consideration	$—	$—	$224	$224
Forward currency exchange contracts	—	267	—	267
Total liabilities at fair value	$—	$267	$224	$491

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Valla Contingent Consideration
Liabilities:
Balance at January 1, 2021	$224
Effect of change in exchange rates	(7)
Balance at June 30, 2021	$217

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

Forward Currency Contracts

 The Company enters into forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. The forward currency exchange contracts that the Company has to offset existing assets and liabilities denominated in other than the reporting units’ functional currency have been determined not to be considered a hedge under ASC 815-10. The Company records the forward currency exchange contracts at its market value with any associated gain or loss being recorded in current earnings. Both realized and unrealized gains and losses related to forward currency contracts are included in current earnings and are reflected in the Condensed Consolidated Statements of Operations in the other income (expense) section on the line titled foreign currency transaction loss. Items denominated in other than a reporting unit functional currency include certain intercompany receivables due from the Company’s Italian subsidiaries and accounts receivable and accounts payable of our Italian subsidiaries and their subsidiaries.

PM Group has an intercompany receivable denominated in Euros from its Chilean subsidiary.  At June 30, 2021, the Company had entered into a forward currency exchange contract that matures on Aug 5, 2021.  Under the contract the Company is obligated to sell 2,290,000 Chilean pesos for 2,683 euros. The purpose of the forward contract is to mitigate the income effect related to this intercompany receivable that results with a change in exchange rate between the Euro and the Chilean peso.

The following table provides the location and fair value amounts of derivative instruments that are reported in the Condensed Consolidated Balance Sheet as of June 30, 2021:

 Total derivatives NOT designated as a hedge instrument

		Fair Value
	Balance Sheet Location	June 30, 2021	December 31, 2020
Asset Derivatives
Foreign currency exchange contract	Prepaid expense and other current assets	$66	$—

Liabilities Derivatives
Foreign currency exchange contract	Accrued expenses	$—	$267

The following tables provide the effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020:

		Gain (loss)		Gain (loss)
	Location of gain or (loss) recognized in the Statement of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Derivatives Not Designated as Hedge Instruments
Forward currency contracts	Foreign currency transaction gains	$197	$(152)	$333	$236
		$197	$(152)	$333	$236

During the three and six months ended June 30, 2021 and 2020, there were no forward currency contracts designated as cash flow hedges.  As such, all gains and loss related to forward currency contracts during the three and six months ended June 30, 2021 and 2020 were recorded in current earnings and did not impact other comprehensive income.

6. Inventory, net

The components of inventory are as follows:

	June 30, 2021	December 31, 2020
Raw materials and purchased parts, net	$39,022	$33,172
Work in process, net	3,622	3,845
Finished goods, net	17,854	19,038
Inventory, net	$60,498	$56,055

The Company has established reserves for obsolete and excess inventory of $7,367 and $8,451 as of June 30, 2021 and December 31, 2020, respectively.

7. Goodwill and Intangible Assets

Intangible assets and accumulated amortization by category as of June 30, 2021 is as follows:

	Weighted Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (in years)	Amount	Amortization	Amount
Patented and unpatented technology	5	$18,385	$(14,845)	$3,540
Customer relationships	5	19,190	(13,204)	5,986
Trade names and trademarks	11	4,829	(2,775)	2,054
Indefinite lived trade names		2,580		2,580
Total intangible assets, net				$14,160

Intangible assets and accumulated amortization by category as of December 31, 2020 is as follows:

	Weighted Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (in years)	Amount	Amortization	Amount
Patented and unpatented technology	6	$18,643	$(14,587)	$4,056
Customer relationships	5	19,552	(12,753)	6,799
Trade names and trademarks	11	4,829	(2,677)	2,152
Indefinite lived trade names		2,664		2,664
Total intangible assets, net				$15,671

Amortization expense for intangible assets was $578 and $540, and $1,157 and $1,080 for the three and six months ended June 30, 2021 and 2020, respectively.

Estimated amortization expense for the next five years for the period ending June 30 and subsequent is as follows:

Amount
2022	$2,233
2023	2,233
2024	2,206
2025	2,163
2026	1,507
And subsequent	1,238
Total intangibles currently to be amortized	11,580
Intangibles with indefinite lives not amortized	2,580
Total intangible assets	$14,160

Changes in goodwill for the six months ended June 30, 2021 are as follows:

Total
Balance January 1, 2021	$27,472
Effect of change in exchange rates	(583)
Balance June 30, 2021	$26,889

The Company performed an impairment assessment as of December 31, 2020. No additional triggers for an interim impairment test have been identified. While there was no additional impairment of goodwill recognized as a result of the 2020 annual impairment test, a reasonably possible unexpected deterioration in financial performance or adverse change in earnings may result in an impairment.

8. Accrued Expenses

	June 30, 2021	December 31, 2020
Accrued payroll	2,040	1,306
Accrued vacation	1,815	1,398
Accrued warranty	1,578	1,292
Accrued income tax and other taxes	1,389	1,127
Accrued employee benefits	595	910
Accrued interest	352	244
Accrued expenses—other	1,824	1,632
Total accrued expenses	$9,593	$7,909

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

The following table summarizes the changes in product warranty liability:

	For the six months ended
	June 30,
	2021	2020
Balance January 1,	$1,292	$1,604
Provision for warranties issued during the year	1,867	978
Warranty services provided	(1,566)	(1,145)
Changes in estimate	-	(6)
Foreign currency translation	(15)	(8)
Balance June 30,	$1,578	$1,423

10. Credit Facilities and Debt

U.S.  Credit Facilities

At June 30, 2021, the Company and its U.S. subsidiaries have a Loan and Security Agreement, as amended (the “Loan Agreement”) with CIBC Bank USA (“CIBC”), formerly known as “The Private Bank and Trust Company”.  The Loan Agreement provides a revolving credit facility with a maturity date of July 20, 2023.  The aggregate amount of the facility is $30 million.

The maximum borrowing available to the Company under the Loan Agreement is limited to: (1) 85% of eligible receivables; plus (2) 50% of eligible inventory valued at the lower of cost or net realizable value subject to a $20 million limit; plus (3) 80% of eligible used equipment, as defined, valued at the lower of cost or market subject to a $2 million limit; plus (4) 50% of eligible Mexico receivables (as defined) valued at the lower of cost or net realizable value subject to a $0.4 million limit.  At June 30, 2021 and December 31, 2020, the maximum the Company could borrow based on available collateral was $25.4 million and $21.9 million, respectively. At June 30, 2021, the Company had $12.8 million in borrowings (less $0.1 million in debt issuance cost for a net debt of $12.7 million) with $12.6 million available to borrow under its revolving credit facility. At December 31, 2020, the Company had $12.8 million in borrowings (less $0.2 million in debt issuance cost for a net debt of $12.6 million) with $9.1 million available to borrow under its revolving credit facility. The indebtedness under the Loan Agreement is collateralized by substantially all of the Company’s assets, except for certain assets of the Company’s subsidiaries.

The Loan Agreement provides that the Company can opt to pay interest on the revolving credit at either a base rate plus a spread, or a LIBOR rate plus a spread.  The base rate and the LIBOR rate are subject to a floor of 0.50%. The LIBOR spread ranges from 1.75% to 2.25% depending on the Adjusted Excess Availability.   Funds borrowed under the LIBOR option can be borrowed for periods of one, two, or three months and are limited to four LIBOR contracts outstanding at any time. In addition, a fee of 0.375% is applied for the unused portion of the revolving facility and is payable monthly. In March of 2021, the Company amended the Loan Agreement to include a Hedging Agreement for interest rate protection with respect to LIBOR Loans.  The Company was in compliance with its covenants as of June 30, 2021.

The Loan Agreement has a Letter of Credit facility of $3 million, which is fully reserved against availability. As of June 30, 2021, the outstanding Letters of Credit were $0.2 million which is offset against availability under the revolving facility.

Notes Payable—Bank

At June 30, 2021, the Company has a $411 term note payable to a bank. The note dated January 6, 2021 had an original principal amount of $748 and an annual interest rate of 3.49%. Proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest in the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums. There are six remaining monthly payments of $69 on this note.

At June 30, 2021, the Company has a $80 term note payable to a bank. The note dated November 13, 2020 had an original principal amount of $289 and an annual interest rate of 5.81%. Proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest in the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums. There are three remaining monthly payments of $27 on this note.

Note Payable—Winona Facility Purchase

At June 30, 2021 and December 31, 2020, Badger has a balance on a note payable to Avis Industrial Corporation of $126 and $180, respectively.  Badger is required to make 60 monthly payments of $10 that began on August 1, 2017.  The note dated July 26, 2017, had an original principal amount of $500 and annual interest rate of 8.00%. The note matures on July 1, 2022 and is guaranteed by the Company.

PM Group Short-Term Working Capital Borrowings

At June 30, 2021 and December 31, 2020, respectively, PM Group had established demand credit and overdraft facilities with five banks in Italy, one bank in Spain and eleven banks in South America. Under the facilities, as of June 30, 2021 and December 31, 2020 respectively, PM Group can borrow up to €19,201 ($22,749) and €20,550 ($25,133) for advances against invoices, letter of credit and bank overdrafts with €5,700 ($6,749) and €2,000 ($2,440) available to borrow under these facilities. These facilities are divided into two types: working capital facilities and cash facilities. At June 30, 2021 and December 31, 2020, interest on the Italian working capital facilities is charged at the 3-month Euribor plus 175 or 200 basis points and 3-month Euribor plus 350 basis points, respectively. Interest on the South American facilities is charged at a flat rate of points for advances on invoices ranging from 8% - 55%. During June 2021, the loan agreement was renewed removing the existing expiration date.

At June 30, 2021, the Italian banks had advanced PM Group €7,454 ($8,832). There were no advances to PM Group from the Spanish bank, and the South American banks had advanced PM Group €288 ($341). At December 31, 2020, the Italian banks had advanced PM Group €10,551 ($12,904). There were no advances to PM Group from the Spanish bank, and the South American banks had advanced PM Group €98 ($120).

PM Group Term Loans

At June 30, 2021 and December 31, 2020, PM Group has a €5,752 ($6,815) and €5,752 ($7,035) term loan with Davy Global Fund Management, an Irish fund that purchased the debt from BPER, an Italian bank. The term loan is split into a note and a balloon payment and is secured by PM Group’s common stock. The term loan is charged interest at a fixed rate of 3.5%. The note is payable in annual installments of principal, €513 for 2021, €531 for 2022, €549 for 2023, €569 for 2024, and €588 for 2025.  The balloon payment is payable in a single payment of €3,002 in 2026.

An adjustment in the purchase accounting to value the non-interest- bearing debt at its fair market value was made. At March 6, 2018 it was determined that the fair value of the debt was €480 or $550 less than the book value. This reduction is not reflected in the above descriptions of PM debt. This discount is being amortized over the life of the debt and being charged to interest expense. As of June 30, 2021 and December 31, 2020, the remaining balance was €57 ($68) and €114 ($140), respectively, and has been offset to the debt.

At June 30, 2021 and December 31, 2020, PM Group has unsecured borrowings with an Italian bank (MPS) and an Irish fund (Davy Global Fund Management) totaling €7,225 ($8,560) and €7,225 ($8,836), respectively. The borrowings have a fixed rate of interest of 3.5%.

Annual payments of €1,445 are payable ending in 2025.

PM Group is subject to certain financial covenants including maintaining (1) Net debt to EBITDA, (2) Net debt to equity, and (3) EBITDA to net financial charges ratios. The covenants are measured on a semi-annual basis as of June 30 and December 31 of each year. The Company was in compliance with the loan covenants at June 30, 2021.

At June 30, 2021 and December 31, 2020, Autogru PM had a term note with an outstanding principal balance of €65 ($77) and €116 ($142), respectively. The note is payable in monthly installments and matures in December 2021. The note is charged interest at the 1-month Euribor plus 250 basis points, for an effective rate of 2.50% at June 30, 2021 and December 31, 2020.

Autogru PM had another term note with an outstanding principal balance of €129 ($153) and €164 ($201) at June 30, 2021 and December 31, 2020, respectively. The note is divided in three parts: the first part is payable in 60 monthly installments of €1 ($1) plus interest at the 6-month Euribor plus 275 basis points, for an effective rate of 2.75% at June 30, 2021 and December 31, 2020, maturing in February 2023; the second part is payable in 60 monthly installments of €4 ($5) plus interest at the 6-month Euribor plus 275 basis points, for an effective rate of 2.75% at June 30, 2021 and December 31, 2020, maturing in April 2023; the third part is payable in 60 monthly installments of €1 ($1) plus interest at the 6-month Euribor plus 275 basis points, for an effective rate of 2.75% at June 30, 2021 and December 31, 2020, maturing in September 2023.

Valla Short-Term Working Capital Borrowings

At June 30, 2021 and December 31, 2020, Valla had established demand credit and overdraft facilities with two Italian banks. Under the facilities, Valla can borrow up to approximately €500 ($592) for advances against orders, invoices and bank overdrafts. Interest on the Italian working capital facilities is charged at a flat percentage rate for advances on invoices and orders ranging from 1.67% - 5.75% at June 30, 2021 and December 31, 2020. At June 30, 2021 and December 31, 2020, the Italian banks had advanced Valla €343 ($407) and €474 ($579).

Valla Term Loans

Valla had a term loan with Carisbo that was payable in quarterly principal installments beginning on October 30, 2017 of €8 ($10), plus interest at the 3-month Euribor plus 470 basis points, for an effective rate of 4.36% at December 31, 2020. The note matured on January 31, 2021. At June 30, 2021 and December 31, 2020, the outstanding principal balance of the note was €0 ($0) and €8 ($10), respectively.

Valla has a term loan with BPER that is payable in monthly principal installments beginning on July 10, 2022 of €0.5 ($1), plus interest at an effective rate of 1.46% at June 30, 2021 and December 31, 2020. The note matures in December 2025. At June 30, 2021 and December 31, 2020, the outstanding principal balance of the note was €25 ($30) and €25 ($31), respectively.

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

Leases	Classification	June 30, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease assets	$3,648	$4,068
Financing lease assets	Fixed assets, net	2,485	2,847
Total leased assets		$6,133	$6,915

Liabilities
Current
Operating	Current liabilities	$1,006	$1,167
Financing	Current liabilities	362	344

Non-current
Operating	Non-current liabilities	2,642	2,901
Financing	Non-current liabilities	4,032	4,221
Total lease liabilities		$8,042	$8,633

		Three months ended June 30,		Six months ended June 30,
Lease Cost	Classification	2021	2020	2021	2020
Operating lease costs	Operating lease assets	$398	$269	$702	$531
Finance lease cost
Depreciation/amortization of leased assets	Depreciation	91	113	182	227
Interest on lease liabilities	Interest expense	139	148	280	299
Lease cost		$628	$530	$1,164	$1,057

	Three months ended June 30,		Six months ended June 30,
Other Information	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$426	$259	$758	$512
Operating cash flows from finance leases	$139	$114	$280	$227
Financing cash flows from finance leases	$95	$148	$171	$299

Future principal minimum lease payments period ending June 30 are:

	Operating Leases	Capital Leases
2022	$1,166	$891
2023	935	918
2024	610	945
2025	424	974
2026	396	1,003
And subsequent	550	1,919
Total undiscounted lease payments	4,081	6,650
Less interest	(433)	(2,256)
Total liabilities	$3,648	$4,394
Less current maturities	(1,006)	(362)
Non-current lease liabilities	$2,642	$4,032

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

For the three months ended June 30, 2021, the Company recorded an income tax provision of $317, which includes a discrete income tax benefit of $440. The calculation of the overall income tax provision for the three months ended June 30, 2021 primarily consists of foreign income taxes and a discrete income tax benefit related to the expiration of the statute of limitations for various state and foreign jurisdictions. For the three months ended June 30, 2020, the Company recorded an income tax benefit of $657, which includes a discrete income tax benefit of $28, primarily consisting of foreign income taxes.

The effective tax rate for the three months ended June 30, 2021 was an income tax provision of 5.58% on pretax income of $5,682 compared to an income tax benefit of 21.48% on a pretax loss of $3,058 in the comparable prior period. The effective tax rate for the three months ended June 30, 2021 differs from the U.S. statutory rate of 21% primarily due to a valuation allowance in the U.S. and partial valuation allowance in Italy, nondeductible foreign permanent differences, income taxed in foreign jurisdictions at varying tax rates, and a decrease in unrecognized tax benefits related to the expiration of the statute of limitations for various state and foreign jurisdictions.

For the six months ended June 30, 2021, the Company recorded an income tax provision of $609, which includes a discrete income tax benefit of $486. The calculation of the overall income tax provision for the six months ended June 30, 2021 primarily consists of foreign income taxes and a discrete income tax benefit related to the expiration of the statute of limitations for various state and foreign jurisdictions. For the six months ended June 30, 2020, the Company recorded an income tax benefit of $253, which includes a discrete income tax benefit of $344, primarily consists of foreign income taxes and a discrete income tax benefit related to the expiration of the statute of limitations for various state and foreign jurisdictions, and the settlement of the Romanian tax audit for 2017 and 2018.

The effective tax rate for the six months ended June 30, 2021 was an income tax provision of 11.71% on pretax income of $5,202 compared to an income tax benefit of 2.61% on a pretax loss of $9,698 in the comparable prior period. The effective tax rate for the six months ended June 30, 2021 differs from the U.S. statutory rate of 21% primarily due to a valuation allowance in the U.S. and partial valuation allowance in Italy, nondeductible foreign permanent differences, income taxed in foreign jurisdictions at varying tax rates, and a decrease in unrecognized tax benefits related to the expiration of the statute of limitations for various state and foreign jurisdictions.

The Company’s total unrecognized tax benefits as of June 30, 2021 and 2020 were approximately $3.1 million and $4.0 million, respectively. Included in the unrecognized tax benefits is a liability for the disputed Romania income tax audit assessment for tax years 2012-2016. The Company settled the 2016 audit with the Italian taxing authorities. The impact of the settlement did not have a material impact on the financial statements. Depending on the final resolution of the audit, the uncertain tax position liability could be higher or lower than the amount recorded at June 30, 2021.

13. Net Earnings (Loss) per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Details of the calculations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) from continuing operations	$5,365	$(2,401)	$4,593	$(9,445)
Loss from operations of discontinued operations, net of income taxes	—	(276)	—	(708)
Net income (loss)	$5,365	$(2,677)	$4,593	$(10,153)

Income (loss) per share
Basic
Income (loss) from continuing operations	$0.27	$(0.12)	$0.23	$(0.48)
Loss from discontinued operations	$—	$(0.01)	$—	$(0.04)
Net income (loss)	$0.27	$(0.14)	$0.23	$(0.51)
Diluted
Income (loss) from continuing operations	$0.27	$(0.12)	$0.23	$(0.48)
Loss from discontinued operations	$—	$(0.01)	$—	$(0.04)
Net income (loss)	$0.27	$(0.14)	$0.23	$(0.51)

Weighted average common shares outstanding
Basic	19,902,617	19,762,726	19,873,840	19,748,249

Diluted
Basic	19,902,617	19,762,726	19,873,840	19,748,249
Dilutive effect of restricted stock units and stock options	86,210	—	73,725	—
Basic and Dilutive	19,988,827	19,762,726	19,947,565	19,748,249

Potential shares of common stock relating to stock options and restricted stock units excluded from the earnings per share calculation because their effect would be anti-dilutive were 307,442 and 1,905,559 for the three months ended June 30, 2021 and June 30, 2020, respectively, and 319,927 and 1,905,559 for the six months ended June 30, 2021 and June 30, 2020, respectively.

	As of June 30,
	2021	2020
Unvested restricted stock units	296,215	258,671
Options to purchase common stock	97,437	97,437
Convertible subordinated notes	—	1,549,451
	393,652	1,905,559

14. Equity

Stock Issued to Employees and Directors

The Company issued shares of common stock to employees and Directors as restricted stock units issued under the Company’s 2004 Incentive Plan vested. Upon issuance entries were recorded to increase common stock and decrease paid in capital for the amounts shown below. The following is a summary of stock issuances that occurred during the period:

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
January 1, 2021	Employee	3,300	$5.16
March 6, 2021	Directors	7,920	7.43
March 6, 2021	Employees	24,923	7.43
March 8, 2021	Directors	12,000	7.73
March 8, 2021	Employee	2,000	7.73
March 13, 2021	Directors	18,060	8.29
March 13, 2021	Employees	17,680	8.29
June 3, 2021	Directors	5,940	7.29
		91,823	$7.77

Stock Repurchase

The Company purchases shares of Common Stock from certain employees at the closing share price on the date of purchase. The stock is purchased from the employees to satisfy employees’ withholding tax obligations related to stock issuances described above. The below table summarizes shares repurchased from employees during the current year through June 30, 2021:

Date of Purchase	Shares Purchased	Closing Price on Date of Purchase
March 6, 2021	2,779	$7.43
March 8, 2021	692	$7.73
March 13, 2021	2,712	$8.29
	6,183

Restricted Stock Awards

The following table contains information regarding restricted stock units:

June 30, 2021
Outstanding on January 1, 2021	242,586
Units granted during the period	147,800
Vested and issued	(85,640)
Vested-issued and repurchased for income tax withholding	(6,183)
Forfeited	(2,348)
Outstanding on June 30, 2021	296,215

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $269 and $182, and $558 and $382 for the three and six months ended June 30, 2021 and 2020 , respectively.  Additional compensation expense related to restricted stock units will be $465, $692 and $321 for the remainder of 2021, 2022 and 2023, respectively.

Stock Options

On September 1, 2019, 50,000 stock options were granted at $5.62 per share and vest ratably on each of the first three anniversary dates. Compensation expense related to stock options were $9 and $19 for the three and six months ended June 30, 2021 compared to $21 and $42 for the comparable period. Additional compensation expense will be $12 and $10 for the remainder of 2021 and 2022, respectively.

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

On May 5, 2011, the Company entered into two separate settlement agreements with two plaintiffs. As of June 30, 2021, the Company has a remaining obligation under the agreements to pay the plaintiffs an aggregate of $950 without interest in 10 annual installments of $95 on or before May 22 of each year. The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total payment will be charged to interest expense over the payment period.

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

It is reasonably possible that the estimated reserve for product liability claims may change within the next 12 months. A change in estimate could occur if a case is settled for more or less than anticipated, or if additional information becomes known to the Company.

SEC Settlement

The Company is continuing to work to resolve its two remaining material weaknesses in compliance with the previously-disclosed settlement between the Company and the SEC that was entered into in connection with the Company’s restatement of certain prior financial statements.

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

C&M is a distributor of Terex rough terrain and truck cranes.  As such, C&M purchases cranes and parts from Terex.

PM is a manufacturer of cranes. PM sold cranes, parts, and accessories to Tadano during 2020 and 2021.

As of June 30, 2021 and December 31, 2020, the Company had accounts receivable and payable with related parties as shown below:

		June 30, 2021	December 31, 2020
Accounts Receivable	Tadano	$—	$62
	Terex	25	—
	RAM P&E (2)	22	13
		$47	$75

Accounts Payable	Terex	55	47
	Tadano	28	80
		$83	$127
Net Related Party Accounts Payable		$36	$52

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

		Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Rent paid:	Bridgeview Facility (1)	—	$69	—	$138

Sales to:	Terex	$29	$13	$42	$27
	Tadano	12	62	140	612
	RAM P&E (2)	33	—	87	—
Total Sales		$74	$75	$269	$639

Purchases from:	Terex	$117	$133	$233	$280
	Tadano	35	—	96	—
Total Purchases		$152	$133	$329	$280

(1)

The Company leased its 40,000 sq. ft. Bridgeview facility from an entity controlled by Mr. David Langevin, the Company’s Executive Chairman and former CEO, through December 31, 2020. Pursuant to the terms of the lease, the Company makes monthly lease payments of $23. The Company is also responsible for all the associated operating expenses, including insurance, property taxes, and repairs. The entity controlled by Mr. David Langevin sold the building on December 31, 2020 to an unaffiliated third party. The new terms of the building lease are substantially the same in all material respects.

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

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2020	2020
Net revenues	$1,386	$2,885
Cost of sales	1,411	2,966
Selling, general and administrative expenses	280	593
Interest expense	24	48
Other income	6	11
Net loss of discontinued operations before income tax	(323)	(711)
Income tax benefit related to discontinued operations	(47)	(3)
Net loss on discontinued operations	$(276)	$(708)

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

Backlog

The Company’s backlog was approximately $111 million and $68 million at June 30, 2021 and December 31, 2020, respectively.

Results of Condensed Consolidated Operations

MANITEX INTERNATIONAL, INC.

(In thousands)

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Net revenues	$60,045	$37,115	$22,930	61.8%
Cost of sales	48,605	31,584	17,021	53.9%
Gross profit	11,440	5,531	5,909	106.8%
Operating expenses
Research and development costs	800	771	29	3.8%
Selling, general and administrative expenses	8,069	6,725	1,344	20.0%
Total operating expenses	8,869	7,496	1,373	18.3%
Operating income (loss)	2,571	(1,965)	4,536	(230.8)%
Other income (expense)
Interest expense	(558)	(924)	366	(39.6)%
Interest income	2	14	(12)	(85.7)%
Gain on Paycheck Protection Program loan forgiveness	3,747	—	3,747	100.0%
Foreign currency transaction loss	(85)	(24)	(61)	254.2%
Other income (expense)	5	(159)	164	(103.1)%
Total other income (expense)	3,111	(1,093)	4,204	(384.6)%
Income (loss) before income taxes from continuing operations	5,682	(3,058)	8,740	(285.8)%
Income tax expense (benefit) from continuing operations	317	(657)	974	(148.2)%
Net income (loss) from continuing operations	5,365	(2,401)	7,766	(323.4)%

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Net income (loss) from continuing operations for the three-month periods ended June 30, 2021 and 2020

For the three months ended June 30, 2021, the Company had net income of $5.4 million compared to net losses of ($2.4) million for the three months ended June 30, 2020.

Net revenues and gross profit —For the three months ended June 30, 2021, net revenues and gross profit were $60.0 million and $11.4 million, respectively. Gross profit as a percent of revenues was 19.1% for the three months ended June 30, 2021. For the three months ended June 30, 2020, net revenues and gross profit were $37.1 million and $5.5 million, respectively. Gross profit as a percent of revenues was 14.9% for the three months ended June 30, 2020.

Net revenues increased $22.9 million or 61.8% to $60.0 million for the three months ended June 30, 2021 from $37.1 million for the comparable period in 2020. The increase in revenues is primarily due to increases in sales of straight mast cranes from the Company’s United States subsidiaries and knuckle boom cranes from the Company’s foreign subsidiaries, primarily due to the partial recovery in the global market from the COVID-19 pandemic, growth in the Italian market supported by government incentives for sustainable projects, and a favorable impact of a stronger Euro, which accounted for approximately $2.9 million.

Our gross profit increased $5.9 million to $11.4 million for the three months ended June 30, 2021 from $5.5 million for the comparable period in 2020. The increase in gross profit is attributable to increases in revenues and product mix offset by higher material cost.  The increase in gross profit percentage is primarily driven by product mix as higher margin products were sold offset by higher material cost for the three months ended June 30, 2021.

Research and development —Research and development expense was $0.8 million for the three months ended June 30, 2021 consistent with $0.8 million for the same period in 2020. The Company’s research and development spending reflects our continued commitment to develop and introduce new products that give the Company a competitive advantage.

Selling, general and administrative expense —SG&A expense for the three months ended June 30, 2021 was $8.1 million compared to $6.7 million for the comparable period in 2020, an increase of $1.4 million. The increases are primarily related to higher bonus accruals during 2021, higher professional fees, and an unfavorable impact of a stronger euro, which accounted for approximately $0.3 million.

Interest expense —Interest expense was $0.6 million for the three months ended June 30, 2021 compared to $0.9 million for the comparable period in 2020. The decrease in interest expense is due to lower debt driven by the pay-off of the convertible notes in December 2020 and principal payments made on the term debt in 2020.

Foreign currency transaction losses —For the three months ended June 30, 2021, the Company had foreign currency losses of $0.1 million compared to less than $0.1 million for the comparable period in 2020.  A substantial portion of the losses relate to changes in the Chilean peso.

Gain on Paycheck Protection Program loan forgiveness —Gain on loan forgiveness was $3.7 million for the three months ended June 30, 2021 due to the loan forgiveness by the SBA. The gain on loan forgiveness is not subject to U.S. taxation. This deductible permanent difference is offset by a change in the U.S. valuation allowance and therefore has no impact on the effective tax rate.

Other income (expense) —Other income (expense) was less than $0.1 million for the three months ended June 30, 2021 compared to ($0.2) million for the comparable period in 2020. The decrease is primarily due to an overseas office closure expense recorded in 2020.

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

For the three months ended June 30, 2021, the Company recorded an income tax provision of $0.3 million, which includes a discrete income tax benefit of $0.4 million. The calculation of the overall income tax provision for the three months ended June 30, 2021 primarily consists of foreign income taxes and a discrete income tax benefit related to the expiration of the statute of limitations for various state and foreign jurisdictions. For the three months ended June 30, 2020, the Company recorded an income tax benefit of $0.7 million, which includes a discrete income tax benefit of less than $0.1 million, primarily consist of foreign income taxes.

The effective tax rate for the three months ended June 30, 2021 was an income tax provision of 5.58% on pretax income of $5.7 million compared to an income tax benefit of 21.5% on a pretax loss of $3.1 million in the comparable prior period. The effective tax rate for the three months ended June 30, 2021 differs from the U.S. statutory rate of 21% primarily due to the valuation allowance in the U.S. and a partial valuation allowance in Italy, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates and a decrease in unrecognized tax benefits related to the expiration of the statute of limitations for various state and foreign jurisdictions.

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Net revenues	$107,213	$85,848	$21,365	24.9%
Cost of sales	86,968	70,070	16,898	24.1%
Gross profit	20,245	15,778	4,467	28.3%
Operating expenses
Research and development costs	1,585	1,458	127	8.7%
Selling, general and administrative expenses	15,813	14,764	1,049	7.1%
Impairment of intangibles	—	6,722	(6,722)	(100.0)%
Total operating expenses	17,398	22,944	(5,546)	(24.2)%
Operating income (loss)	2,847	(7,166)	10,013	(139.7)%
Other income (expense)
Interest expense	(1,083)	(2,008)	925	(46.1)%
Interest income	6	74	(68)	(91.9)%
Gain on Paycheck Protection Program loan forgiveness	3,747	—	3,747	100.0%
Foreign currency transaction loss	(300)	(442)	142	(32.1)%
Other income (expense)	(15)	(156)	141	(90.4)%
Total other income (expense)	2,355	(2,532)	4,887	(193.0)%
Income (loss) before income taxes from continuing operations	5,202	(9,698)	14,900	(153.6)%
Income tax expense (benefit) from continuing operations	609	(253)	862	(340.7)%
Net income (loss) from continuing operations	4,593	(9,445)	14,038	(148.6)%

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Net income (loss) from continuing operations for the six-month periods ended June 30, 2021 and 2020

For the six months ended June 30, 2021 the Company had net income of $4.6 million compared to net losses of ($9.4) million for the six months ended June 30, 2020.

Net revenues and gross profit —For the six months ended June 30, 2021, net revenues and gross profit were $107.2 million and $20.2 million, respectively. Gross profit as a percent of revenues was 18.9% for the six months ended June 30, 2021. For the six months ended June 30, 2020, net revenues and gross profit were $85.8 million and $15.8 million, respectively. Gross profit as a percent of revenues was 18.4% for the six months ended June 30, 2020.

Net revenues increased $21.4 million or 24.9% to $107.2 million for the six months ended June 30, 2021 from $85.8 million for the comparable period in 2020. The increase in revenues is primarily due to increases in sales of knuckle boom cranes from the Company’s foreign subsidiaries, primarily due to the partial recovery in the global market from the COVID-19 pandemic, growth in the Italian market supported by government incentives for sustainable projects, and a favorable impact by a stronger Euro, which accounted for approximately $5.4 million.

Our gross profit increased $4.4 million to $20.2 million for the six months ended June 30, 2021 from $15.8 million for the comparable period in 2020. The increase in gross profit is attributable to increases in revenues and product mix offset by higher material cost.  The increase in gross profit percentage is primarily driven by product mix as higher margin products were sold, partially offset by higher material cost for the three months ended June 30, 2021.

Research and development —Research and development expense was $1.6 million for the six months ended June 30, 2021 compared with $1.5 million for the same period in 2020. The Company’s research and development spending reflects our continued commitment to develop and introduce new products that give the Company a competitive advantage.

Selling, general and administrative expense —SG&A expense for the six months ended June 30, 2021 was $15.8 million compared to $14.8 million for the comparable period in 2020, an increase of $1.0 million. The increases are primarily related to higher bonus accrual in 2021, higher stock compensation expense, higher professional fees, aided by an unfavorable impact of a stronger euro, which accounted for approximately $0.7 million offset by trade show expenses that did not recur in 2021.

Impairment of goodwill and intangibles- For the six months ended June 30, 2021, the Company had no impairment of goodwill or intangibles compared to $6.7 million for the six months ended June 30, 2020. The impairment in 2020 was driven by the COVID-19 pandemic which caused a decrease in the Company’s market capitalization causing a triggering event which resulted in a $6.6 million goodwill impairment charge and a $0.1 million tradename impairment charge during 2020.

Interest expense —Interest expense was $1.1 million for the six months ended June 30, 2021 compared to $2.0 million for the comparable period in 2020. The decrease in interest expense is due to lower debt driven by the pay-off of the convertible notes in December 2020 and principal payments made on the term debt in 2020.

Foreign currency transaction losses —For the six months ended June 30, 2021, the Company had foreign currency losses of $0.3 million compared to $0.4 million for the comparable period in 2020.  A substantial portion of the losses relate to changes in the Chilean peso.

Gain on Paycheck Protection Program loan forgiveness —Gain on loan forgiveness was $3.7 million for the six months ended June 30, 2021  due to the loan forgiveness by the SBA. The gain on loan forgiveness is not subject to U.S. taxation. This deductible permanent difference is offset by a change in the U.S. valuation allowance and therefore has no impact on the effective tax rate.

Other income (expense) —Other income (expense) was less than $0.1 million for the six months ended June 30, 2021 compared to ($0.2) million for the comparable period in 2020. The decrease is primarily due to an overseas office closure expense recorded in 2020.

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

For the six months ended June 30, 2021, the Company recorded an income tax provision of $0.6 million, which includes a discrete income tax benefit of $0.5 million. The calculation of the overall income tax provision for the six months ended June 30, 2021 primarily consists of foreign income taxes and a discrete income tax benefit related to the expiration of the statute of limitations for various state and foreign jurisdictions. For the six months ended June 30, 2020, the Company recorded an income tax benefit of $0.3 million, which includes a discrete income tax benefit of $0.3 million, primarily consist of foreign income taxes, and a discrete income tax benefit related to the expiration of the statute of limitations for various state and foreign jurisdictions, and the settlement of the Romanian tax audit for 2017 and 2018.

The effective tax rate for the six months ended June 30, 2021 was an income tax provision of 11.71% on pretax income of $5.2 million compared to an income tax benefit of 2.61% on a pretax loss of $9.7 million in the comparable prior period. The effective tax rate for the six months ended June 30, 2021 differs from the U.S. statutory rate of 21% primarily due to a valuation allowance in the U.S. and partial valuation allowance in Italy, nondeductible foreign permanent differences, income taxed in foreign jurisdictions at varying tax rates and a decrease in unrecognized tax benefits related to the expiration of the statute of limitations for various state and foreign jurisdictions.

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

Cash, cash equivalents and restricted cash were $17.4 million at June 30, 2021 and  December 31, 2020. In addition, the Company has a U.S. revolving credit facility with a maturity date of July 20, 2023. At June 30, 2021, the Company had approximately $12.6 million available to borrow under its U.S. revolving credit facility.

At June 30, 2021, the PM Group had established working capital facilities with five Italian, one Spanish and eleven South American banks. Under these facilities, the PM Group can borrow $24.0 million against orders, invoices and letters of credit. At June 30, 2021, the PM Group had availability under these facilities of $6.7 million. Future advances are dependent on having available collateral.

If our revenues were to increase significantly in the future, the provision limiting borrowing against accounts receivable and inventory would limit future borrowings. If this were to occur, we would attempt to negotiate higher inventory caps with our banks.  There is, however, no assurance that the banks would agree to increase the caps.

The Company expects cash flows from operations and existing availability under the current revolving credit and working capital facilities will be adequate to fund future operations. If in the future, we were to determine that additional funding is necessary, we believe that it would be available. There is, however, no assurance that such financing will be available or, if available, on acceptable terms.

Cash flows for the six-month period ended June 30, 2021 compared to the six-month period ended June 30, 2020

Operating Activities - For the six months ended June 30, 2021, cash flow provided by operating activities was $5.2 million compared to $7.8 million used for the same period in the prior year. Cash provided by working capital was $1.3 million for the six months ended June 30, 2021 compared to $5.8 million for the same period in the prior year. The change in accounts receivable used $6.4 million in cash for the six months ended June 30, 2021 compared to $6.4 million provided by cash for the same period in the prior year. Effective accounts payable management generated $12.0 million in cash for the first six months of 2021 compared to less than $0.1 million used in cash for the same period in the prior year.  Inventory represented a cash outflow of $4.3 million for the first six months of 2021 compared to $0.6 million for the same period in the prior year.  During April 2020, the Company was granted $3.7 million from a bank under the Paycheck Protection Program. During June 2021, the Company’s loan was forgiven for the entire $3.7 million balance.

Investing Activities - Cash used in investing activities was $0.6 million in the first six months of 2021, compared to $0.5 million in the same period a year ago.  Cash used in both the six-month periods was related to cash payments for property and equipment.

Financing Activities - Cash used in financing activities was an outflow of $3.8 million for the six months ended June 30, 2021 which included a decrease in working capital borrowing of $3.7 million and repayments of notes of $0.7 million offset by borrowings for insurance agreements of $0.7 million and payments on capital lease obligations of $0.2 million. Cash provided by financing activities was an inflow of $0.6 million for the six months ended June 30, 2020, which included borrowings on the revolving credit facility of $8.5 million , repayments of the convertible debt of $7.0 million , and a decrease in working capital borrowing of $0.5 million,.

Off-Balance Sheet Arrangements

CIBC has issued 2 standby letters of credit at June 30, 2021.  The first standby letter of credit is $0.2 million in favor of an insurance carrier to secure obligations which may arise in connection with future deductible payments that may be incurred under the Company’s worker’s compensation insurance policies.  The second standby letter of credit is less than $0.1 million in favor of a governmental agency to secure obligations which may arise in connection with worker’s compensation claims.

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

Item 4—Controls and Procedures

Disclosure Controls and Procedures

With the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) and under the supervision of the Audit Committee of the Board of Directors, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2021.  Our management’s evaluation has identified certain material weaknesses in its internal control over financial reporting as further described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Based on the evaluation of these material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2021 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Despite the existence of these material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that the condensed consolidated financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have determined that there were deficiencies in our internal control over financial reporting that constitute material weaknesses, as defined by SEC regulations, at June 30, 2021, with respect to procedures for:

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

Accordingly, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting and disclosure controls and procedures, as defined by SEC regulations, were not effective at June 30, 2021.

Management’s Remediation Activities

During 2021, management continued to invest significant time and effort to remediate the remaining two material weaknesses identified in 2018. The Company continued to progress on implementing Enterprise Resource Planning (“ERP”) software in the Company’s U.S. subsidiaries. In Italy, we are working towards the implementation of a new ERP system. In addition, the Company continued to progress on the remediation of the remaining control deficiencies.

Other than the changes disclosed above, there were no changes in internal control over financial reporting (as defined by Rules 13a-15 and 15d-15) that occurred during the six months ended June 30, 2021, that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

Plan for Remediation of the Material Weaknesses in Internal Control Over Financial Reporting

Management has been actively engaged in the planning for, and implementation of, remediation efforts to address the remaining material weaknesses, as well as other identified areas of risk. These remediation efforts, outlined below, are intended both to address the identified material weaknesses and to enhance the Company’s overall financial control environment. Management’s ongoing actions and planned actions for fiscal year 2021 to further address these issues include:

•

During 2021, the Company continues to work toward completion of the Company’s U.S planned Enterprise Resource Planning implementation and is progressing with the implementation of the ERP software at our remaining United States subsidiaries. In July 2021, one of the U.S subsidiaries has implemented the new ERP software;

•

During 2021, the Company is progressing with the implementation a new ERP system in certain international locations, including Italy. The Company has hired a new senior IT employee to manage the implementation of the new system;

•	The Company continues to strengthen its control environment to reduce or eliminate our control deficiencies; and
•	Executive oversight will continue to be improved through additional reporting requirements, reviews and meetings.

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

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1—April 30, 2021	—	—	—	—
May 1—May 31, 2021	—	—	—	—
June 1—June 30, 2021	—	—	—	—
	—	`	—	—

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

August 3, 2021

By:	/s/ STEVE FILIPOV
Steve Filipov
Chief Executive Officer and Director
(Principal Executive Officer)

August 3, 2021

By:	/s/ JOSEPH DOOLAN
Joseph Doolan
Chief Financial Officer (Principal Financial and Accounting Officer)