Form 10-Q
period 2021-09-30
Manitex International, Inc.
filed 2021-11-08
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of the registrant’s common stock, no par, outstanding at November 5, 2021 was 19,935,341.

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Manitex International, Inc. speaks as of September 30, 2021 unless specifically noted otherwise.  Unless otherwise indicated, Manitex International, Inc., together with its consolidated subsidiaries, is hereinafter referred to as “Manitex, Inc” the “Registrant,” “us,” “we,” “our” or the “Company.”

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

FORM 10-Q INDEX

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash	$17,336	$17,161
Cash – restricted	228	240
Trade receivables (net)	31,831	30,418
Other receivables	192	179
Inventory (net)	64,452	56,055
Prepaid expense and other current assets	2,976	2,218
Total current assets	117,015	106,271
Total fixed assets, net of accumulated depreciation of $18,499 and $17,444 at September 30, 2021 and December 31, 2020, respectively	17,026	18,723
Operating lease assets	3,484	4,068
Intangible assets (net)	13,407	15,671
Goodwill	26,476	27,472
Other long-term assets	1,143	1,143
Deferred tax assets	247	247
Total assets	$178,798	$173,595
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$41,666	$32,429
Accrued expenses	8,720	7,909
Related party payables, net	124	52
Notes payable	14,383	16,510
Current portion of finance lease obligations	380	344
Current portion of operating lease obligations	998	1,167
Customer deposits	3,101	2,363
Deferred income liability	—	3,747
Total current liabilities	69,372	64,521
Long-term liabilities
Revolving term credit facilities, net	12,704	12,606
Notes payable, net	12,684	13,625
Finance lease obligations (net of current portion)	3,931	4,221
Non-current operating lease obligations	2,486	2,901
Deferred gain on sale of property	527	587
Deferred tax liability	1,497	1,333
Other long-term liabilities	4,190	4,892
Total long-term liabilities	38,019	40,165
Total liabilities	107,391	104,686
Commitments and contingencies
Equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at September 30, 2021 and December 31, 2020	—	—
Common Stock—no par value 25,000,000 shares authorized, 19,933,130 and 19,821,090 shares issued and outstanding at September 30, 2021, and December 31, 2020, respectively	132,171	131,455
Paid in capital	3,057	3,025
Retained deficit	(60,371)	(63,863)
Accumulated other comprehensive loss	(3,450)	(1,708)
Total equity	71,407	68,909
Total liabilities and equity	$178,798	$173,595

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues	$50,935	$36,466	$158,148	$122,314
Cost of sales	42,899	29,807	129,867	99,877
Gross profit	8,036	6,659	28,281	22,437
Operating expenses
Research and development costs	772	788	2,357	2,246
Selling, general and administrative expenses	7,419	6,462	23,232	21,226
Impairment of intangibles	—	—	—	6,722
Total operating expenses	8,191	7,250	25,589	30,194
Operating income (loss)	(155)	(591)	2,692	(7,757)
Other income (expense)
Interest expense	(490)	(825)	(1,573)	(2,833)
Interest income	1	6	7	80
Gain on Paycheck Protection Program loan forgiveness	—	—	3,747	—
Gain on extinguishment of debt	—	595	—	595
Foreign currency transaction loss	(121)	(229)	(421)	(671)
Other expense	(102)	(341)	(117)	(497)
Total other income (expense)	(712)	(794)	1,643	(3,326)
Income (loss) before income taxes from continuing operations	(867)	(1,385)	4,335	(11,083)
Income tax expense (benefit) from continuing operations	234	62	843	(191)
Net income (loss) from continuing operations	(1,101)	(1,447)	3,492	(10,892)
Discontinued operations
Loss from operations of discontinued operations	—	(120)	—	(831)
Income tax expense	—	4	—	1
Loss from discontinued operations	—	(124)	—	(832)
Net income (loss)	(1,101)	(1,571)	3,492	(11,724)
Income (loss) per share
Basic
Income (loss) from continuing operations	$(0.06)	$(0.07)	$0.18	$(0.55)
Loss from discontinued operations	—	$(0.01)	—	$(0.04)
Net income (loss)	$(0.06)	$(0.08)	$0.18	$(0.59)
Diluted
Income (loss) from continuing operations	$(0.06)	$(0.07)	$0.17	$(0.55)
Loss from discontinued operations	—	$(0.01)	—	$(0.04)
Net income (loss)	$(0.06)	$(0.08)	$0.17	$(0.59)
Weighted average common shares outstanding
Basic	19,917,276	19,778,225	19,888,319	19,758,241
Diluted	19,917,276	19,778,225	19,970,681	19,758,241

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(1,101)	$(1,571)	$3,492	$(11,724)
Other comprehensive income (loss):
Foreign currency translation adjustments	(766)	1,053	(1,742)	864
Total other comprehensive income (loss)	(766)	1,053	(1,742)	864
Total comprehensive income (loss)	$(1,867)	$(518)	$1,750	$(10,860)

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Outstanding shares	Common Stock	APIC	Retained Deficit	AOCI (Loss)	Total
Balance at December 31, 2020	19,821,090	$131,455	$3,025	$(63,863)	$(1,708)	$68,909
Net loss	—	—	—	(772)	—	(772)
Loss on foreign currency translation	—	—	—	—	(1,198)	(1,198)
Employee incentive plan grant	85,883	584	(584)	—	—	—
Repurchase to satisfy withholding and cancelled	(6,183)	(48)	—	—	—	(48)
Share-based compensation	—	—	299	—	—	299
Balance at March 31, 2021	19,900,790	$131,991	$2,740	$(64,635)	$(2,906)	$67,190
Net income	—	—	—	5,365	—	5,365
Gain (loss) on foreign currency translation	—	—	(26)	—	222	196
Employee incentive plan grant	5,940	44	(44)	—	—	—
Share-based compensation	—	—	278	—	—	278
Balance at June 30, 2021	19,906,730	$132,035	$2,948	$(59,270)	$(2,684)	$73,029
Net loss	—	—	—	(1,101)	—	(1,101)
Gain (loss) on foreign currency translation	—	—	6	—	(766)	(760)
Employee incentive plan grant	26,400	136	(136)	—	—	—
Share-based compensation	—	—	239	—	—	239
Balance at September 30, 2021	19,933,130	$132,171	$3,057	$(60,371)	$(3,450)	$71,407

	Outstanding shares	Common Stock	APIC	Retained Deficit	AOCI (Loss)	Total
Balance at December 31, 2019	19,713,185	$130,710	$2,793	$(50,253)	$(3,700)	$79,550
Net loss	—	—	—	(7,476)	—	(7,476)
Loss on foreign currency translation	—	—	—	—	(508)	(508)
Employee incentive plan grant	49,884	352	(352)	—	—	—
Repurchase to satisfy withholding and cancelled	(2,949)	(13)	—	—	—	(13)
Share-based compensation	—	—	222	—	—	222
Balance at March 31, 2020	19,760,120	$131,049	$2,663	$(57,729)	$(4,208)	$71,775
Net loss	—	—	—	(2,677)	—	(2,677)
Gain on foreign currency translation	—	—	—	—	319	319
Employee incentive plan grant	7,360	86	(86)	—	—	—
Share-based compensation	—	—	203	—	—	203
Balance at June 30, 2020	19,767,480	$131,135	$2,780	$(60,406)	$(3,889)	$69,620
Net loss	—	—	—	(1,571)	—	(1,571)
Gain on foreign currency translation	—	—	—	—	1,053	1,053
Employee incentive plan grant	27,068	142	(143)	—	—	(1)
Repurchase to satisfy withholding and cancelled	(232)	(1)	—	—	—	(1)
Share-based compensation	—	—	233	—	—	233
Balance at September 30, 2020	19,794,316	$131,276	$2,870	$(61,977)	$(2,836)	$69,333

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$3,492	$(11,724)
Adjustments to reconcile net income (loss) to cash used for operating activities:
Depreciation and amortization	3,339	3,190
Gain on sale of discontinued operations	—	(376)
Gain on Paycheck Protection Program loan forgiveness	(3,747)	—
Changes in allowances for doubtful accounts	135	18
Changes in inventory reserves	(1,089)	(578)
Deferred income taxes	223	(21)
Amortization of deferred debt issuance costs	98	161
Amortization of debt discount	111	454
Gain on forward currency contract	(385)	—
Write down of intangibles	—	137
Write down of goodwill	—	6,585
Gain on extinguishment of debt	—	(595)
Share-based compensation	816	657
Adjustment to deferred gain on sales and lease back	(60)	—
Reserves for uncertain tax provisions	—	(131)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,550)	5,775
(Increase) decrease in other receivable	(16)	70
(Increase) decrease in inventory	(8,921)	742
(Increase) decrease in prepaid expenses	(738)	536
(Increase) decrease in other assets	(63)	1
Increase (decrease) in accounts payables and related party payables	10,872	(1,764)
Increase in deferred income	—	3,747
Increase (decrease) in accrued expenses	1,385	(216)
Increase in other current liabilities	871	123
(Decrease) in other long-term liabilities	(515)	(176)
Net cash provided by operating activities	4,258	6,615

Cash flows from investing activities:

Proceeds from the sale of discontinued operations	—	1,610
Purchase of property and equipment	(666)	(619)
Investment in intangible assets	(51)	—
Net cash (used in) provided for investing activities	(717)	991
Cash flows from financing activities:
Borrowings on revolving term credit facility	—	8,500
Payments on revolving credit facility	—	(3,500)
Payments on convertible debt	—	(7,000)
Net borrowings on working capital facilities	(1,303)	(136)
New borrowings—other	748	—
Note payments	(1,083)	(5,882)
Shares repurchased for income tax withholding on share-based compensation	(48)	(14)
Payments on capital lease obligations	(254)	(397)
Net cash used in financing activities	(1,940)	(8,429)
Net increase in cash and cash equivalents	1,601	(823)
Effect of exchange rate changes on cash	(1,438)	806
Cash and cash equivalents at the beginning of the year	17,401	23,579
Cash and cash equivalents at end of period	$17,564	$23,562
See Note 1 for supplemental cash flow disclosures

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. Nature of Operations and Basis of Presentation

The unaudited Condensed Consolidated Balance Sheets at  September 30, 2021 and December 31, 2020 and the related Condensed Consolidated Statements of Operations, Condensed Consolidated Statement of Comprehensive Income (Loss), Condensed Consolidated Statements of Shareholders’ Equity, and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods.  Interim results may not be indicative of results to be realized for the entire year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.  The Condensed Consolidated Balance Sheet as of December 31, 2020 was derived from our audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).

The Company is a leading provider of engineered lifting solutions. The Company reports in a single business segment and has four operating segments, under which there are five reporting units. The Company has integrated Manitex and Badger Equipment Company (“Badger”) reporting units into one operating segment as a substantial portion of the sales from Badger are intercompany sales to Manitex. While the Company continues to report Badger as a separate reporting unit, its results are combined with Manitex and reported at a combined Manitex level. The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries.

Manitex markets a comprehensive line of boom trucks, truck cranes and sign cranes. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including roads, bridges and commercial construction.

Badger is a manufacturer of specialized rough terrain cranes and material handling products. Badger primarily serves the needs of the construction, municipality and railroad industries.

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

COVID-19 Pandemic

The Company is continuing to closely monitor the impact of the COVID-19 pandemic and is continually assessing its potential effects on our business and our financial performance as well as the businesses of our customers and vendors, including the impact that we may experience if and when the pandemic subsides. The Company’s supply chain disruptions and related logistical bottlenecks that have impacted our ability to meet strong industrial demand and have also increased costs related to shipping, warehousing, and working capital management. While the Company is doing everything it can to mitigate these expenses and the associated timing issues, certain segments – such as truck chassis – have been more impacted than others. Where appropriate and feasible, we have implemented pricing adjustments to protect margins and, in tandem, are building inventory to meet our customer requirements. In addition, the Company is actively managing costs and working to further streamline operations where needed. The Company cannot predict the duration or severity of the COVID-19 pandemic, and we cannot reasonably estimate the financial impact that the COVID-19 outbreak will have on our results and significant estimates going forward.

Supplemental Cash Flow Information

Transactions for the periods ended September 30, 2021 and 2020 are as follows:

	Nine months ended September 30,
	2021	2020
Interest received in cash	$7	$80
Interest paid in cash	1,369	3,027
Income tax payments in cash	925	577

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

Restricted Cash

Certain of the Company’s lending arrangements require the Company to post collateral or maintain minimum cash balances in escrow. These cash amounts are reported as current assets on the balance sheets based on when the cash will be contractually released. Total restricted cash was $228 and $240 at September 30, 2021 and December 31, 2020, respectively.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amounts the Company’s customers are invoiced and do not bear interest. The Company has adopted a policy consistent with U.S. GAAP for the periodic review of its accounts receivable to determine whether the establishment of an allowance for doubtful accounts is warranted based on the Company’s assessment of the collectability of the accounts. The Company established an allowance for bad debt of $2.6 million at September 30, 2021 and December 31, 2020. The Company also has in some instances a security interest in its accounts receivable until payment is received.

Property, Equipment and Depreciation

Property and equipment are stated at cost or the fair market value at the date of acquisition for property and equipment acquired in connection with the acquisition of a company. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation of property, and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the three and nine months ended September 30, 2021 were $518 and $1,614, respectively. Depreciation expense for the three and nine months ended September 30, 2020 were $487 and $1,500.

Other Intangible Assets

The Company capitalizes certain costs related to patent technology. Additionally, a substantial portion of the purchase price related to the Company’s acquisitions has been assigned to patents or unpatented technology, trade name, customer backlog, and customer relationships. Under the guidance, Other Intangible Assets with definite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are tested annually for impairment. The Company recognized $0.1 million in impairment related to tradenames during the nine months ended September 30, 2020. No impairment expense was recognized for the three months ended September 30, 2020. No impairment expense was recognized for the three and nine months ended September 30, 2021.

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

The Company recognized $6.6 million in impairment related to goodwill during the nine months ended September 30, 2020. No impairment expense was recognized for the three months ended September 30, 2020. No impairment expense was recognized for the three and nine months ended September 30, 2021.

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

As of September 30, 2021 and December 31, 2020, accrued warranties were $1,421 and $1,292, respectively.

Accounting for Paycheck Protection Program Loan

During April 2020, the Company entered a loan transaction pursuant to which the Company received proceeds of $3.7 million under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying companies and is administered by the U.S. Small Business Administration (“SBA”).

The PPP loan was evidenced by a promissory note between the Company and CIBC bank. The promissory note had a two-year term, accrued interest at the rate of 1.0% per annum, and was prepayable at any time without payment of any premium. No payments of principal or interest were due during the six-month period beginning on the date of the promissory note. Beginning on the seventh month following the date of the promissory note, we were required to make 18 monthly payments of principal and interest.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. However, at least 75 percent of the PPP loan proceeds must be used for eligible payroll costs. The terms of any forgiveness may also be subject to further requirements in any regulation and guidelines the SBA may adopt.

The Company applied for forgiveness on the PPP loan during November 2020. During June 2021, the Company received notice from the CIBC bank that CIBC had received confirmation from the SBA that the application for forgiveness of the PPP loan had been approved. The loan forgiveness request of $3.7 million was applied to the Company’s entire outstanding PPP loan balance from CIBC bank.

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

Advertising

Advertising costs are expensed as incurred and were $213 and $487 for the three and nine months ended September 30, 2021, respectively. Advertising costs were $120 and $354 for the three and nine months ended September 30, 2020, respectively.

Retirement Benefit Costs and Termination Benefits

Payments to defined contribution retirement benefit plans are recognized as an expense when employees have rendered service entitling them to the contributions. Employees in Italy are entitled to Trattamento di Fine Rapporto (“TFR”), commonly referred to as an employee leaving indemnity, which represents deferred compensation for employees in the private sector. Under Italian law, an entity is obligated to accrue for TFR on an individual employee basis payable to each individual upon termination of employment (including both voluntary and involuntary dismissal). The expense is recognized in the personnel costs, either in Selling, General, and Administrative expense or Cost of Goods Sold, in the Condensed Consolidated Statements of Operations and the accrual is recorded in other long-term liabilities in the Condensed Consolidated Balance Sheets.

Litigation Claims

In determining whether liabilities should be recorded for pending litigation claims, the Company must assess the allegations and the likelihood that it will successfully defend itself. When the Company believes it is probable that it will not prevail in a particular matter, it will then record an estimate of the amount of liability based, in part, on advice of legal counsel.

Income Taxes

The Company accounts for income taxes under the provisions of ASC 740 “Income Taxes,” which requires recognition of income taxes based on amounts payable with respect to the current year and the effects of deferred taxes for the expected future tax consequences of events that have been included in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities, as well as for operating losses and tax credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets when it is more-likely-than-not a tax benefit will not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss carryforwards. See Note 12, Income Taxes, for further details.

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

Debt Issuance Costs

Debt issuance costs incurred in securing the Company’s financing arrangements are capitalized and amortized over the term of the associated debt. Deferred financing costs associated with long-term debt are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discount.  Deferred financing costs associated with revolving lines of credit are included with Revolving term credit facilities on the Company’s Condensed Consolidated Balance Sheets.

Sale and Leaseback

In accordance with ASC 842-10 Sales-Leaseback Transactions, the Company has recorded a deferred gain in relationship to the sale and leaseback of one of the Company’s operating facilities. As such, the gains have been deferred and are being amortized on a straight- line basis over the life of the lease.

Computation of EPS

Basic Earnings per Share (“EPS”) was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

The number of shares related to options, warrants, restricted stock, convertible debt and similar instruments included in diluted EPS is based on the “Treasury Stock Method” prescribed in ASC 260-10, Earnings per Share. This method assumes the theoretical repurchase of shares using proceeds of the respective stock option or warrant exercised, and for restricted stock, the amount of compensation cost attributed to future services which has not yet been recognized, and the amount of current and deferred tax benefit, if any, that would be credited to additional paid in capital upon the vesting of the restricted stock, at a price equal to the issuer’s average stock price during the related earnings period. Accordingly, the number of shares includable in the calculation of EPS in respect of the stock options, restricted stock, and similar instruments is dependent on this average stock price and will increase as the average stock price increases.

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

Adoption of Highly Inflationary Accounting in Argentina

GAAP guidance requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100 percent. Under highly inflationary accounting, PM Argentina’s functional currency became the Euro (its parent company’s reporting currency), and its income statement and balance sheet have been measured in Euros using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in other (income) and expense, net and was not material.  As of September 30, 2021, PM Argentina had an insignificant net peso monetary position. Net sales of PM Argentina were less than 5 percent of our consolidated net sales for the nine months ended September 30, 2021 and year ended December 31, 2020.

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

3. Revenue Recognition

The following table disaggregates our revenue for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Equipment sales	$43,740	$29,017	$134,172	$100,782
Part sales	6,337	6,747	20,805	19,583
Installation services	858	702	3,171	1,949
Total Revenue	$50,935	$36,466	$158,148	$122,314

The Company attributes revenue to different geographic areas based on where items are shipped to or services are performed. The following table provides detail of revenues by geographic area for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	19,078	$14,754	$60,900	$55,746
Italy	7,984	5,932	24,536	15,713
Canada	5,982	1,976	14,307	5,789
Chile	3,339	1,968	9,677	5,315
United Kingdom	2,633	1,477	6,317	4,281
France	1,763	1,986	8,217	7,079
Other	10,156	8,373	34,194	28,391
Total Revenue	$50,935	$36,466	$158,148	$122,314

Total Company Revenues by Sources

The sources of the Company’s revenues are summarized below for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Boom trucks, knuckle boom & truck cranes	$30,376	$19,325	$92,211	$67,056
Aerial platforms	8,047	4,278	24,091	18,490
Part sales	6,337	6,747	20,805	19,583
Rough terrain cranes	1,586	2,814	5,383	7,976
Other equipment and rentals	3,731	2,600	12,487	7,260
Installation services	858	702	3,171	1,949
Total Revenue	$50,935	$36,466	$158,148	$122,314

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

The following table summarizes changes in customer deposits for the nine months ended September 30 as follows:

	September 30, 2021	September 30, 2020
Customer deposits	$2,363	$1,493
Additional customer deposits received where revenue has not yet been recognized	5,004	4,448
Revenue recognized from customer deposits	(4,106)	(4,285)
Effect of change in exchange rates	(160)	13
	$3,101	$1,669

4. Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 by level within the fair value hierarchy. As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is summary of items that the Company measures at fair value on a recurring basis:

	Fair Value at September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Forward currency exchange contracts	$—	$118	$—	$118
Total current assets at fair value	$—	$118	$—	$118
Liabilities:
Valla contingent consideration	$—	$—	$212	$212
Total recurring liabilities at fair value	$—	$—	$212	$212

	Fair Value at December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Valla contingent consideration	$—	$—	$224	$224
Forward currency exchange contracts	—	267	—	267
Total liabilities at fair value	$—	$267	$224	$491

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Valla Contingent Consideration
Liabilities:
Balance at January 1, 2021	$224
Effect of change in exchange rates	(12)
Balance at September 30, 2021	$212

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

PM Group has an intercompany receivable denominated in Euros from its Chilean subsidiary. At September 30, 2021, the Company had entered into a forward currency exchange contract that matures on October 29, 2021.  Under the contract the Company is obligated to sell 2,600,000 Chilean pesos for 2,860 euros. The purpose of the forward contract is to mitigate the income effect related to this intercompany receivable that results with a change in exchange rate between the Euro and the Chilean peso.

The following table provides the location and fair value amounts of derivative instruments that are reported in the Condensed Consolidated Balance Sheet as of September 30, 2021:

 Total derivatives NOT designated as a hedge instrument

		Fair Value
	Balance Sheet Location	September 30, 2021	December 31, 2020
Asset Derivatives
Foreign currency exchange contract	Prepaid expense and other current assets	$118	$—

Liabilities Derivatives
Foreign currency exchange contract	Accrued expenses	$—	$267

The following tables provide the effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020:

		Gain (loss)		Gain (loss)
	Location of gain or (loss) recognized in the Statement of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Derivatives Not Designated as Hedge Instruments
Forward currency contracts	Foreign currency transaction gains (losses)	$225	$(236)	$226	$—
		$225	$(236)	$226	$—

During the three and nine months ended September 30, 2021 and 2020, there were no forward currency contracts designated as cash flow hedges.  As such, all gains and loss related to forward currency contracts during the three and nine months ended September 30, 2021 and 2020 were recorded in current earnings and did not impact other comprehensive income.

6. Inventory, net

The components of inventory are as follows:

	September 30, 2021	December 31, 2020
Raw materials and purchased parts, net	$43,465	$33,172
Work in process, net	4,400	3,845
Finished goods, net	16,587	19,038
Inventory, net	$64,452	$56,055

The Company has established reserves for obsolete and excess inventory of $7,247 and $8,451 as of September 30, 2021 and December 31, 2020, respectively.

7. Goodwill and Intangible Assets

Intangible assets and accumulated amortization by category as of September 30, 2021 is as follows:

	Weighted Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (in years)	Amount	Amortization	Amount
Patented and unpatented technology	5	$18,248	$(14,933)	$3,315
Customer relationships	4	18,934	(13,371)	5,563
Trade names and trademarks	10	4,829	(2,824)	2,005
Indefinite lived trade names		2,524		2,524
Total intangible assets, net				$13,407

Intangible assets and accumulated amortization by category as of December 31, 2020 is as follows:

	Weighted Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (in years)	Amount	Amortization	Amount
Patented and unpatented technology	6	$18,643	$(14,587)	$4,056
Customer relationships	5	19,552	(12,753)	6,799
Trade names and trademarks	11	4,829	(2,677)	2,152
Indefinite lived trade names		2,664		2,664
Total intangible assets, net				$15,671

Amortization expense for intangible assets was $568 and $565, and $1,725 and $1,645 for the three and nine months ended September 30, 2021 and 2020, respectively.

Estimated amortization expense for the next five years for the period ending September 30 and subsequent is as follows:

Amount
2022	$2,267
2023	2,267
2024	2,260
2025	2,220
2026	845
And subsequent	1,024
Total intangibles currently to be amortized	10,883
Intangibles with indefinite lives not amortized	2,524
Total intangible assets	$13,407

Changes in goodwill for the nine months ended September 30, 2021 are as follows:

Total
Balance January 1, 2021	$27,472
Effect of change in exchange rates	(996)
Balance September 30, 2021	$26,476

The Company performed an impairment assessment as of December 31, 2020. No additional triggers for an interim impairment test have been identified. While there was no additional impairment of goodwill recognized as a result of the 2020 annual impairment test, a reasonably possible unexpected deterioration in financial performance or adverse change in earnings may result in an impairment.

8. Accrued Expenses

	September 30, 2021	December 31, 2020
Accrued payroll and employee benefits	$1,914	$2,216
Accrued vacation	1,532	1,398
Accrued warranty	1,421	1,292
Accrued income tax and other taxes	1,358	1,127
Accrued interest	448	244
Accrued expenses—other	2,047	1,632
Total accrued expenses	$8,720	$7,909

9. Accrued Warranty

A liability for estimated warranty claims is accrued at the time of sale and the expense is recorded in Statement of Operations in Cost of Sales. The liability is established using historical warranty claim experience. The current provision may be adjusted to take into account unusual or non-recurring events in the past or anticipated changes in future warranty claims. Adjustments to the warranty accrual are recorded if actual claim experience indicates that adjustments are necessary. Warranty reserves are reviewed to ensure critical assumptions are updated for known events that may impact the potential warranty liability.

The following table summarizes the changes in product warranty liability:

	For the nine months ended
	September 30,
	2021	2020
Balance January 1,	$1,292	$1,604
Provision for warranties issued during the year	2,505	1,576
Warranty services provided	(2,343)	(1,885)
Changes in estimate	—	59
Foreign currency translation	(33)	11
Balance September 30,	$1,421	$1,365

10. Credit Facilities and Debt

U.S.  Credit Facilities

At September 30, 2021, the Company and its U.S. subsidiaries have a Loan and Security Agreement, as amended (the “Loan Agreement”) with CIBC Bank USA (“CIBC”).  The Loan Agreement provides a revolving credit facility with a maturity date of July 20, 2023.  The aggregate amount of the facility is $30 million.

The maximum borrowing available to the Company under the Loan Agreement is limited to: (1) 85% of eligible receivables; plus (2) 50% of eligible inventory valued at the lower of cost or net realizable value subject to a $20 million limit; plus (3) 80% of eligible used equipment, as defined, valued at the lower of cost or market subject to a $2 million limit; plus (4) 50% of eligible Mexico receivables (as defined) valued at the lower of cost or net realizable value subject to a $0.4 million limit.  At September 30, 2021 and December 31, 2020, the maximum the Company could borrow based on available collateral was $23.5 million and $21.9 million, respectively. At September 30, 2021, the Company had $12.8 million in borrowings (less $0.1 million in debt issuance costs for a net debt of $12.7 million) with $10.7 million available to borrow under its revolving credit facility. At December 31, 2020, the Company had $12.8 million in borrowings (less $0.2 million in debt issuance costs for a net debt of $12.6 million) with $9.1 million available to borrow under its revolving credit facility. The indebtedness under the Loan Agreement is collateralized by substantially all of the Company’s assets, except for certain assets of the Company’s subsidiaries.

The Loan Agreement provides that the Company can opt to pay interest on the revolving credit at either a base rate plus a spread, or a LIBOR rate plus a spread.  The base rate and the LIBOR rate are subject to a floor of 0.50%. The LIBOR spread ranges from 1.75% to 2.25% depending on the Adjusted Excess Availability.   Funds borrowed under the LIBOR option can be borrowed for periods of one, two, or three months and are limited to four LIBOR contracts outstanding at any time. In addition, a fee of 0.375% is applied for the unused portion of the revolving facility and is payable monthly. In March of 2021, the Company amended the Loan Agreement to include a Hedging Agreement for interest rate protection with respect to LIBOR Loans.  The Company was in compliance with its covenants as of September 30, 2021.

The Loan Agreement has a Letter of Credit facility of $3 million, which is fully reserved against availability. As of September 30, 2021, the outstanding Letters of Credit were $0.2 million which is offset against availability under the revolving facility.

Notes Payable—Bank

At September 30, 2021, the Company has a $207 term note payable to a bank. The note dated January 6, 2021 had an original principal amount of $748 and an annual interest rate of 3.49%. Proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest in the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums. There are three remaining monthly payments of $69 on this note.

The Company had a note dated November 13, 2020 with an original principal amount of $289 and an annual interest rate of 5.81%. Proceeds from the note were used to pay annual premiums for certain insurance policies carried by the Company. The holder of the note has a security interest in the insurance policies it financed and has the right upon default to cancel these policies and receive any unearned premiums. As of September 30, 2021, the outstanding principal balance of the note was $0.

Note Payable—Winona Facility Purchase

At September 30, 2021 and December 31, 2020, Badger has a balance on a note payable to Avis Industrial Corporation of $88 and $180, respectively.  Badger is required to make 60 monthly payments of $10 that began on August 1, 2017.  The note dated July 26, 2017, had an original principal amount of $500 and annual interest rate of 8.00%. The note matures on July 1, 2022 and is guaranteed by the Company.

PM Group Short-Term Working Capital Borrowings

At September 30, 2021 and December 31, 2020, respectively, PM Group had established demand credit and overdraft facilities with five banks in Italy, one bank in Spain and eleven banks in South America. Under the facilities, as of September 30, 2021 and December 31, 2020 respectively, PM Group can borrow up to €18,838 ($21,808) and €20,550 ($25,133) for advances against invoices, letter of credit and bank overdrafts with €4,300 ($4,978) and €2,000 ($2,440) available to borrow under these facilities. These facilities are divided into two types: working capital facilities and cash facilities. At September 30, 2021 and December 31, 2020, interest on the Italian working capital facilities is charged at the 3-month Euribor plus 175 or 200 basis points and 3-month Euribor plus 350 basis points, respectively. Interest on the South American facilities is charged at a flat rate of points for advances on invoices ranging from 8% - 55%. During June 2021, the loan agreement was renewed removing the existing expiration date.

At September 30, 2021, the Italian banks had advanced PM Group €9,096 ($10,531) (less (€135) ($157) in debt issuance costs for a net debt of (€8,961) (10,374). There were no advances to PM Group from the Spanish bank, and the South American banks had advanced PM Group €616 ($713). At December 31, 2020, the Italian banks had advanced PM Group €10,551 ($12,904). There were no advances to PM Group from the Spanish bank, and the South American banks had advanced PM Group €98 ($120).

PM Group Term Loans

At September 30, 2021 and December 31, 2020, PM Group has a €5,752 ($6,659) and €5,752 ($7,035) term loan with Davy Global Fund Management, an Irish fund that purchased the debt from BPER, an Italian bank. The term loan is split into a note and a balloon payment and is secured by PM Group’s common stock. The term loan is charged interest at a fixed rate of 3.5%. The note is payable in annual installments of principal, €513 for 2021, €531 for 2022, €549 for 2023, €569 for 2024, and €588 for 2025.  The balloon payment is payable in a single payment of €3,002 in 2026.

An adjustment in the purchase accounting to value the non-interest- bearing debt at its fair market value was made. At March 6, 2018 it was determined that the fair value of the debt was €480 or $550 less than the book value. This reduction is not reflected in the above descriptions of PM debt. This discount is being amortized over the life of the debt and being charged to interest expense. As of September 30, 2021 and December 31, 2020, the remaining balance was €29 ($34) and €114 ($140), respectively, and has been offset to the debt.

At September 30, 2021 and December 31, 2020, PM Group has unsecured borrowings with an Italian bank (MPS) and an Irish fund (Davy Global Fund Management) totaling €7,225 ($8,364) and €7,225 ($8,836), respectively. The borrowings have a fixed rate of interest of 3.5%.

Annual payments of €1,445 are payable ending in 2025.

PM Group is subject to certain financial covenants including maintaining (1) Net debt to EBITDA, (2) Net debt to equity, and (3) EBITDA to net financial charges ratios. The covenants are measured on a semi-annual basis as of June 30 and December 31 of each year. The Company was in compliance with the loan covenants at June 30, 2021.

At September 30, 2021 and December 31, 2020, Autogru PM had a term note with an outstanding principal balance of €0 ($0) and €116 ($142), respectively. The note was paid off in full in September 2021. The note was charged interest at the 1-month Euribor plus 250 basis points, for an effective rate of 2.50% at September 30, 2021 and December 31, 2020.

Autogru PM had another term note with an outstanding principal balance of €111 ($129) and €164 ($201) at September 30, 2021 and December 31, 2020, respectively. The note is divided in three parts: the first part is payable in 60 monthly installments of €1 ($1) plus interest at the 6-month Euribor plus 275 basis points, for an effective rate of 2.75% at September 30, 2021 and December 31, 2020, maturing in February 2023; the second part is payable in 60 monthly installments of €4 ($5) plus interest at the 6-month Euribor plus 275 basis points, for an effective rate of 2.75% at September 30, 2021 and December 31, 2020, maturing in April 2023; the third part is payable in 60 monthly installments of €1 ($1) plus interest at the 6-month Euribor plus 275 basis points, for an effective rate of 2.75% at September 30, 2021 and December 31, 2020, maturing in September 2023.

Valla Short-Term Working Capital Borrowings

At September 30, 2021 and December 31, 2020, Valla had established demand credit and overdraft facilities with two Italian banks. Under the facilities, Valla can borrow up to approximately €500 ($579) for advances against orders, invoices and bank overdrafts. Interest on the Italian working capital facilities is charged at a flat percentage rate for advances on invoices and orders ranging from 1.67% - 5.75% at September 30, 2021 and December 31, 2020. At September 30, 2021 and December 31, 2020, the Italian banks had advanced Valla €465 ($538) and €474 ($579).

Valla Term Loans

Valla had a term loan with Carisbo that was payable in quarterly principal installments beginning on October 30, 2017 of €8 ($10), plus interest at the 3-month Euribor plus 470 basis points, for an effective rate of 4.36% at December 31, 2020. The note matured on January 31, 2021. At September 30, 2021 and December 31, 2020, the outstanding principal balance of the note was €0 ($0) and €8 ($10), respectively.

Valla has a term loan with BPER that is payable in monthly principal installments beginning on July 10, 2022 of €0.5 ($1), plus interest at an effective rate of 1.46% at September 30, 2021 and December 31, 2020. The note matures in December 2025. At September 30, 2021 and December 31, 2020, the outstanding principal balance of the note was €25 ($29) and €25 ($31), respectively.

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

Leases	Classification	September 30, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease assets	$3,484	$4,068
Financing lease assets	Fixed assets, net	2,394	2,847
Total leased assets		$5,878	$6,915

Liabilities
Current
Operating	Current liabilities	$998	$1,167
Financing	Current liabilities	380	344

Non-current
Operating	Non-current liabilities	2,486	2,901
Financing	Non-current liabilities	3,931	4,221
Total lease liabilities		$7,795	$8,633

		Three months ended September 30,		Nine months ended September 30,
Lease Cost	Classification	2021	2020	2021	2020
Operating lease costs	Operating lease assets	$315	$262	$1,017	$793
Finance lease cost
Amortization of leased assets	Amortization	91	79	273	306
Interest on lease liabilities	Interest expense	136	145	416	444
Lease cost		$542	$486	$1,706	$1,543

	Three months ended September 30,		Nine months ended September 30,
Other Information	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$341	$282	$1,099	$794
Operating cash flows from finance leases	$136	$79	$416	$306
Financing cash flows from finance leases	$83	$145	$254	$444

Future principal minimum lease payments period ending September 30 are:

	Operating Leases	Capital Leases
2022	$1,204	$898
2023	925	925
2024	627	952
2025	431	981
2026	391	1,010
And subsequent	446	1,665
Total undiscounted lease payments	4,024	6,431
Less interest	(540)	(2,120)
Total liabilities	$3,484	$4,311
Less current maturities	(998)	(380)
Non-current lease liabilities	$2,486	$3,931

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

For the three months ended September 30, 2021, the Company recorded an income tax provision of $234, which includes a discrete income tax expense of $5. The calculation of the overall income tax provision for the three months ended September 30, 2021 primarily consists of foreign income taxes and a discrete income tax expense primarily for the accrual of interest related to unrecognized tax benefits.  No tax benefit was provided on U.S. losses incurred during the quarter. For the three months ended September 30, 2020, the Company recorded an income tax provision of $62, which includes a discrete income tax benefit of $38. The calculation of the overall income tax provision for the three months ended September 30, 2020 primarily consists of foreign income taxes and a discrete income tax benefit related to the expiration of the statute of limitations for a foreign jurisdiction partially offset by an accrual of interest related to unrecognized tax benefits.

The effective tax rate for the three months ended September 30, 2021 was an income tax provision of 27.0% on pretax loss of $867 compared to an income tax provision of 4.5% on a pretax loss of $1,385 in the comparable prior period. The effective tax rate for the three months ended September 30, 2021 differs from the U.S. statutory rate of 21% primarily due to a valuation allowance in the U.S. and partial valuation allowance in Italy, nondeductible foreign permanent differences, income taxed in foreign jurisdictions at varying tax rates, and an accrual of interest related to unrecognized tax benefits.

For the nine months ended September 30, 2021, the Company recorded an income tax provision of $843, which includes a discrete income tax benefit of $481. The calculation of the overall income tax provision for the nine months ended September 30, 2021 primarily consists of foreign income taxes and a discrete income tax benefit related to the expiration of the statute of limitations for various state and foreign jurisdictions. For the nine months ended September 30, 2020, the Company recorded an income tax benefit of $191, which includes a discrete income tax benefit of $382. The calculation of the overall income tax benefit for the nine months ended September 30, 2020 primarily consist of foreign income taxes and a discrete income tax benefit related to the expiration of the statute of limitations for various state and foreign jurisdictions, and the settlement of the Romanian tax audit for 2017 and 2018.

The effective tax rate for the nine months ended September 30, 2021 was an income tax provision of 19.5% on pretax income of $4,335 compared to an income tax benefit of 1.7% on a pretax loss of $11,083 in the comparable prior period. The effective tax rate for the nine months ended September 30, 2021 differs from the U.S. statutory rate of 21% primarily due to a valuation allowance in the U.S. and partial valuation allowance in Italy, nondeductible foreign permanent differences, income taxed in foreign jurisdictions at varying tax rates, and a decrease in unrecognized tax benefits related to the expiration of the statute of limitations for various state and foreign jurisdictions.

The Company’s total unrecognized tax benefits as of September 30, 2021 and 2020 were approximately $3.1 million and $4.0 million, respectively. Included in the unrecognized tax benefits is a liability for the disputed Romania income tax audit assessment for tax years 2012-2016. The Company settled the 2016 audit with the Italian taxing authorities. The impact of the settlement did not have a material impact on the financial statements. Depending on the final resolution of the audit, the uncertain tax position liability could be higher or lower than the amount recorded at September 30, 2021.

13. Net Earnings (Loss) per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Details of the calculations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) from continuing operations	$(1,101)	$(1,447)	$3,492	$(10,892)
Loss from operations of discontinued operations, net of income taxes	—	(124)	—	(832)
Net income (loss)	$(1,101)	$(1,571)	$3,492	$(11,724)

Income (loss) per share
Basic
Income (loss) from continuing operations	$(0.06)	$(0.07)	$0.18	$(0.55)
Loss from discontinued operations	$—	$(0.01)	$—	$(0.04)
Net income (loss)	$(0.06)	$(0.08)	$0.18	$(0.59)
Diluted
Income (loss) from continuing operations	$(0.06)	$(0.07)	$0.17	$(0.55)
Loss from discontinued operations	$—	$(0.01)	$—	$(0.04)
Net income (loss)	$(0.06)	$(0.08)	$0.17	$(0.59)

Weighted average common shares outstanding
Basic	19,917,276	19,778,225	19,888,319	19,758,241

Diluted
Basic	19,917,276	19,778,225	19,888,319	19,758,241
Dilutive effect of restricted stock units and stock options	—	—	82,362	—
Basic and Dilutive	19,917,276	19,778,225	19,970,681	19,758,241

Potential shares of common stock relating to stock options and restricted stock units excluded from the earnings per share calculation because their effect would be anti-dilutive were 274,595 and 1,906,735 for the three months ended September 30, 2021 and September 30, 2020, respectively, and 280,200 and 1,907,484 for the nine months ended September 30, 2021 and September 30, 2020, respectively.

	As of September 30,
	2021	2020
Unvested restricted stock units	265,125	260,970
Options to purchase common stock	97,437	97,437
Convertible subordinated notes	—	1,549,451
	362,562	1,907,858

14. Equity

Stock Issued to Employees and Directors

The Company issued shares of common stock to employees and Directors as restricted stock units issued under the Company’s 2004 Incentive Plan vested. Upon issuance entries were recorded to increase common stock and decrease paid in capital for the amounts shown below. The following is a summary of stock issuances that occurred during the period:

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
January 1, 2021	Employee	3,300	$5.16
March 6, 2021	Directors	7,920	7.43
March 6, 2021	Employees	24,923	7.43
March 8, 2021	Directors	12,000	7.73
March 8, 2021	Employee	2,000	7.73
March 13, 2021	Directors	18,060	8.29
March 13, 2021	Employees	17,680	8.29
June 3, 2021	Directors	5,940	7.29
August 14, 2021	Directors	9,900	6.96
September 1, 2021	Employee	16,500	8.22
		118,223	$7.78

Stock Repurchase

The Company purchases shares of Common Stock from certain employees at the closing share price on the date of purchase. The stock is purchased from the employees to satisfy employees’ withholding tax obligations related to stock issuances described above. The below table summarizes shares repurchased from employees during the current year through September 30, 2021:

Date of Purchase	Shares Purchased	Closing Price on Date of Purchase
March 6, 2021	2,779	$7.43
March 8, 2021	692	$7.73
March 13, 2021	2,712	$8.29
	6,183

Restricted Stock Awards

The following table contains information regarding restricted stock units:

September 30, 2021
Outstanding on January 1, 2021	242,586
Units granted during the period	147,800
Vested and issued	(112,040)
Vested-issued and repurchased for income tax withholding	(6,183)
Forfeited	(7,038)
Outstanding on September 30, 2021	265,125

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $231 and $215, and $789 and $598 for the three and nine months ended September 30, 2021 and 2020, respectively.  Additional compensation expense related to restricted stock units will be $229, $679, and $308 for the remainder of 2021, 2022, and 2023, respectively.

Stock Options

On September 1, 2019, 50,000 stock options were granted at $5.62 per share and vest ratably on each of the first three anniversary dates. Compensation expense related to stock options were $8 and $27 for the three and nine months ended September 30, 2021 compared to $17 and $59 for the comparable period. Additional compensation expense will be $4 and $10 for the remainder of 2021 and 2022, respectively.

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

On May 5, 2011, the Company entered into two separate settlement agreements with two plaintiffs. As of September 30, 2021, the Company has a remaining obligation under the agreements to pay the plaintiffs an aggregate of $950 without interest in 10 annual installments of $95 on or before May 22 of each year. The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total payment will be charged to interest expense over the payment period.

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

C&M conducts business with RAM P&E LLC for the purposes of obtaining parts business as well as buying, selling, and renting equipment. In 2021, $0.1 million was invoiced by Crane and Machinery, Inc. through government parts contracts awarded to RAM P&E LLC.

C&M is a distributor of Terex rough terrain and truck cranes.  As such, C&M purchases cranes and parts from Terex.

PM is a manufacturer of cranes. PM sold cranes, parts, and accessories to Tadano during 2020 and 2021.

As of September 30, 2021 and December 31, 2020, the Company had accounts receivable and payable with related parties as shown below:

		September 30, 2021	December 31, 2020
Accounts Receivable	Tadano	$1	$62
	Terex	1	—
	RAM P&E (2)	11	13
		$13	$75

Accounts Payable	Terex	127	47
	Tadano	10	80
		$137	$127
Net Related Party Accounts Payable		$124	$52

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

		Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Rent paid:	Bridgeview Facility (1)	—	$71	—	$207

Sales to:	Terex	$1	$7	$43	$35
	Tadano	13	—	153	612
	RAM P&E (2)	23	—	110	—
Total Sales		$37	$7	$306	$647

Purchases from:	Terex	$122	$94	$355	$374
	Tadano	34	11	130	11
Total Purchases		$156	$105	$485	$385

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

For the nine months ended September 30, 2020, cash flows provided by operating activities was $1,649, this consisted of depreciation expense of $45, no purchases of fixed assets and no amortization expense. Cash flows provided by investing activities consisted of proceeds from sale of assets was $1,610.

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2020	2020
Net revenues	$391	$3,276
Cost of sales	628	3,594
Selling, general and administrative expenses	246	839
Interest expense	14	62
Other income	377	388
Net loss of discontinued operations before income tax	(120)	(831)
Income tax expense related to discontinued operations	4	1
Net loss on discontinued operations	$(124)	$(832)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

Impact of COVID-19

We are continuing to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it is impacting our customers, employees, supply chain, and distribution network, as well as the demand for our products in the industries and markets that we serve. Our first priority is the health and safety of our employees, customers, and business partners and we believe that we have taken the necessary steps to keep our facilities clean and safe during the COVID-19 pandemic. While COVID-19 has had a material impact on our past financial results, we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the ultimate severity and duration of the outbreak (including the spread and impact of new COVID-19 variants) and actions by government authorities to contain the outbreak or treat its impact. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown.

The Company is currently experiencing supply chain disruptions and related logistical bottlenecks that have impacted our ability to meet strong industrial demand and have also, increased costs related to shipping, warehousing, and working capital management. While the Company is doing everything it can to mitigate these expenses and the associated timing issues, certain segments – such as truck chassis – have been more impacted than others. Where appropriate and feasible, we have implemented pricing adjustments to protect margins and, in tandem, are building inventory to meet our customer requirements. In addition, the Company is actively managing costs and working to further streamline operations where needed. Furthermore, the Company has modified its business practices to manage expenses (including practices regarding employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences). We continue to take steps to minimize the negative impact of the COVID-19 pandemic on our business and to protect the safety of our employees and customers.

Business Overview

The following management’s discussion and analysis of financial condition and results of continuing operations should be read in conjunction with the Company’s financial statements and notes, and other information included elsewhere in this Report.

Backlog

The Company’s backlog was approximately $113 million and $68 million at September 30, 2021 and December 31, 2020, respectively.

Results of Condensed Consolidated Operations

MANITEX INTERNATIONAL, INC.

(In thousands)

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Net revenues	$50,935	$36,466	$14,469	39.7%
Cost of sales	42,899	29,807	13,092	43.9
Gross profit	8,036	6,659	1,377	20.7
Operating expenses
Research and development costs	772	788	(16)	(2.0)
Selling, general and administrative expenses	7,419	6,462	957	14.8
Total operating expenses	8,191	7,250	941	13.0
Operating income (loss)	(155)	(591)	436	(73.8)
Other income (expense)
Interest expense	(490)	(825)	335	(40.6)
Interest income	1	6	(5)	(83.3)
Gain on extinguishment of debt	—	595	(595)	(100.0)
Foreign currency transaction loss	(121)	(229)	108	(47.2)
Other expense	(102)	(341)	239	(70.1)
Total other income (expense)	(712)	(794)	82	(10.3)
Income (loss) before income taxes from continuing operations	(867)	(1,385)	518	(37.4)
Income tax expense (benefit) from continuing operations	234	62	172	277.4
Net income (loss) from continuing operations	$(1,101)	$(1,447)	$346	(23.9)%

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Net income (loss) from continuing operations for the three-month periods ended September 30, 2021 and 2020

For the three months ended September 30, 2021, the Company had a net loss of $1.1 million compared to a net loss of $1.4 million for the three months ended September 30, 2020.

Net revenues and gross profit —For the three months ended September 30, 2021, net revenues and gross profit were $50.9 million and $8.0 million, respectively. Gross profit as a percent of revenues was 15.8% for the three months ended September 30, 2021. For the three months ended September 30, 2020, net revenues and gross profit were $36.5 million and $6.6 million, respectively. Gross profit as a percent of revenues was 18.3% for the three months ended September 30, 2020.

Net revenues increased $14.4 million or 39.7% to $50.9 million for the three months ended September 30, 2021 from $36.5 million for the comparable period in 2020. The increase in revenues is primarily due to increases in sales of straight mast cranes from the Company’s United States subsidiaries and knuckle boom cranes and aerial platforms from the Company’s foreign subsidiaries, primarily due to the partial recovery in the global market from the COVID-19 pandemic.

Our gross profit increased $1.4 million to $8.0 million for the three months ended September 30, 2021 from $6.6 million for the comparable period in 2020. The increase in gross profit is attributable to increases in revenues and product mix partially offset by higher material cost due to steel surcharges and higher other material costs.  The decrease in gross profit percentage is primarily driven by product mix as lower margin products were sold and higher material cost for the three months ended September 30, 2021.

Research and development —Research and development expense was $0.8 million for the three months ended September 30, 2021 consistent with $0.8 million for the same period in 2020. The Company’s research and development spending reflects our continued commitment to develop and introduce new products that give the Company a competitive advantage.

Selling, general and administrative expense —SG&A expense for the three months ended September 30, 2021 was $7.4 million compared to $6.5 million for the comparable period in 2020, an increase of $0.9 million. The increases are primarily related to higher professional fees, advertising expenses, sales commissions, and software implementation upgrades.

Interest expense —Interest expense was $0.5 million for the three months ended September 30, 2021 compared to $0.8 million for the comparable period in 2020. The decrease in interest expense is due to lower debt driven by the pay-off of the convertible notes in December 2020 and principal payments made on the term debt in 2020.

Gain on extinguishment of debt —For the three months ended September 30, 2020, the Company paid off a portion of the PM term and unsecured debt at a 15% discount to its face value which resulted in a gain of $0.6 million.

Foreign currency transaction losses —For the three months ended September 30, 2021, the Company had foreign currency losses of $0.1 million compared to $0.2 million for the comparable period in 2020. A substantial portion of the losses relate to changes in the Chilean peso.

Other expense —Other expense was $0.1 million for the three months ended September 30, 2021 compared to ($0.3) million for the comparable period in 2020. The decrease in other expense is primarily due to a legal settlement in 2020.

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

For the three months ended September 30, 2021, the Company recorded an income tax provision of $0.2 million, which includes a discrete income tax expense of less than $0.01 million. The calculation of the overall income tax provision for the three months ended September 30, 2021 primarily consists of foreign income taxes and a discrete income tax expense primarily for the accrual of interest related to unrecognized tax benefits. No tax benefit was provided on U.S. losses incurred during the quarter. For the three months ended September 30, 2020, the Company recorded an income tax provision of $0.1 million, which includes a discrete income tax benefit of less than $0.1 million. The calculation of the overall income tax provision for the three months ended September 30, 2020 primarily consists of foreign income taxes and a discrete income tax benefit related to the expiration of the statute of limitations for a foreign jurisdiction partially offset by an accrual of interest related to unrecognized tax benefits.

The effective tax rate for the three months ended September 30, 2021 was an income tax provision of 27.0% on pretax loss of $0.9 million compared to an income tax provision of 4.5% on a pretax loss of $1.4 million in the comparable prior period. The effective tax rate for the three months ended September 30, 2021 differs from the U.S. statutory rate of 21% primarily due to the valuation allowance in the U.S. and a partial valuation allowance in Italy, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates and an accrual of interest related to unrecognized tax benefits.

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Net revenues	$158,148	$122,314	$35,834	29.3%
Cost of sales	129,867	99,877	29,990	30.0
Gross profit	28,281	22,437	5,844	26.0
Operating expenses
Research and development costs	2,357	2,246	111	4.9
Selling, general and administrative expenses	23,232	21,226	2,006	9.5
Impairment of intangibles	—	6,722	(6,722)	(100.0)
Total operating expenses	25,589	30,194	(4,605)	(15.3)
Operating income (loss)	2,692	(7,757)	10,449	(134.7)
Other income (expense)
Interest expense	(1,573)	(2,833)	1,260	(44.5)
Interest income	7	80	(73)	(91.3)
Gain on Paycheck Protection Program loan forgiveness	3,747	—	3,747	100.0
Gain on extinguishment of debt	—	595	(595)	(100.0)
Foreign currency transaction loss	(421)	(671)	250	(37.3)
Other expense	(117)	(497)	380	(76.5)
Total other income (expense)	1,643	(3,326)	4,969	(149.4)
Income (loss) before income taxes from continuing operations	4,335	(11,083)	15,418	(139.1)
Income tax expense (benefit) from continuing operations	843	(191)	1,034	(541.4)
Net income (loss) from continuing operations	$3,492	$(10,892)	$14,384	(132.1)%

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Net income (loss) from continuing operations for the nine-month periods ended September 30, 2021 and 2020

For the nine months ended September 30, 2021 the Company had a net income of $3.5 million compared to a net loss of $10.9 million for the nine months ended September 30, 2020.

Net revenues and gross profit —For the nine months ended September 30, 2021, net revenues and gross profit were $158.1 million and $28.3 million, respectively. Gross profit as a percent of revenues was 17.9% for the nine months ended September 30, 2021. For the nine months ended September 30, 2020, net revenues and gross profit were $122.3 million and $22.4 million, respectively. Gross profit as a percent of revenues was 18.3% for the nine months ended September 30, 2020.

Net revenues increased $35.8 million or 29.3% to $158.1 million for the nine months ended September 30, 2021 from $122.3 million for the comparable period in 2020. The increase in revenues is primarily due to increases in sales of straight mast cranes from the Company’s United States subsidiaries and increases in sales of knuckle boom cranes and aerial platforms from the Company’s foreign subsidiaries, primarily due to the partial recovery in the global market from the COVID-19 pandemic and a favorable impact by a stronger Euro, which accounted for approximately $5.6 million.

Our gross profit increased $5.8 million to $28.3 million for the nine months ended September 30, 2021 compared to the prior period in 2020. The increase in gross profit is attributable to increases in revenues and product mix partially offset by higher material cost due to steel surcharges and higher other material costs.  The decrease in gross profit percentage is primarily driven by product mix as lower margin products were sold and higher material cost for the nine months ended September 30, 2021.

Research and development —Research and development expense was $2.4 million for the nine months ended September 30, 2021 compared with $2.2 million for the same period in 2020. The Company’s research and development spending reflects our continued commitment to develop and introduce new products that give the Company a competitive advantage.

Selling, general and administrative expense —SG&A expense for the nine months ended September 30, 2021 was $23.2 million compared to $21.2 million for the comparable period in 2020, an increase of $2.0 million. The increases are primarily related to higher bonus accrual in 2021, higher stock compensation expense, higher professional fees, higher advertising, higher sales commissions, aided by an unfavorable impact of a stronger euro, which accounted for approximately $0.7 million offset by trade show expenses that did not recur in 2021.

Impairment of goodwill and intangibles- For the nine months ended September 30, 2021, the Company had no impairment of goodwill or intangibles compared to $6.7 million for the nine months ended September 30, 2020. The impairment in 2020 was driven by the COVID-19 pandemic which caused a decrease in the Company’s market capitalization causing a triggering event which resulted in a $6.6 million goodwill impairment charge and a $0.1 million tradename impairment charge during 2020.

Interest expense —Interest expense was $1.6 million for the nine months ended September 30, 2021 compared to $2.8 million for the comparable period in 2020. The decrease in interest expense is due to lower debt driven by the pay-off of the convertible notes in December 2020 and principal payments made on the term debt in 2020.

Gain on Paycheck Protection Program loan forgiveness —Gain on loan forgiveness was $3.7 million for the nine months ended September 30, 2021 due to the loan forgiveness by the SBA. The gain on loan forgiveness is not subject to U.S. taxation. This deductible permanent difference is offset by a change in the U.S. valuation allowance and therefore has no impact on the effective tax rate.

Gain on extinguishment of debt —For the nine months ended September 30, 2020, the Company paid off a portion of the PM term and unsecured debt at a 15% discount to its face value which resulted in a gain of $0.6 million.

Foreign currency transaction losses —For the nine months ended September 30, 2021, the Company had foreign currency losses of $0.4 million compared to $0.7 million for the comparable period in 2020. A substantial portion of the losses relate to changes in the Argentinian peso and British pound.

Other expense —Other expense was $0.1 million for the nine months ended September 30, 2021 compared to $0.5 million for the comparable period in 2020. The decrease in other expense is primarily due to a legal settlement in 2020.

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

For the nine months ended September 30, 2021, the Company recorded an income tax provision of $0.9 million, which includes a discrete income tax benefit of $0.5 million. The calculation of the overall income tax provision for the nine months ended September 30, 2021 primarily consists of foreign income taxes and a discrete income tax benefit related to the expiration of the statute of limitations for various state and foreign jurisdictions. For the nine months ended September 30, 2020, the Company recorded an income tax benefit of $0.2 million, which includes a discrete income tax benefit of $0.4 million. The calculation of the overall income tax benefit for the nine months ended September 30, 2020 primarily consist of foreign income taxes and a discrete income tax benefit related to the expiration of the statute of limitations for various state and foreign jurisdictions, and the settlement of the Romanian tax audit for 2017 and 2018.

The effective tax rate for the nine months ended September 30, 2021 was an income tax provision of 19.5% on pretax income of $4.3 million compared to an income tax benefit of 1.7% on a pretax loss of $11.1 million in the comparable prior period. The effective tax rate for the nine months ended September 30, 2021 differs from the U.S. statutory rate of 21% primarily due to a valuation allowance in the U.S. and partial valuation allowance in Italy, nondeductible foreign permanent differences, income taxed in foreign jurisdictions at varying tax rates, and a decrease in unrecognized tax benefits related to the expiration of the statute of limitations for various state and foreign jurisdictions, and the tax effects of settling the Romanian tax audit for 2017 and 2018.

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

Cash, cash equivalents and restricted cash were $17.6 million and $17.4 million at September 30, 2021 and  December 31, 2020. In addition, the Company has a U.S. revolving credit facility with a maturity date of July 20, 2023. At September 30, 2021, the Company had approximately $10.7 million available to borrow under its U.S. revolving credit facility.

At September 30, 2021, the PM Group had established working capital facilities with five Italian, one Spanish and eleven South American banks. Under these facilities, the PM Group can borrow $21.8 million against orders, invoices and letters of credit. At

September 30, 2021, the PM Group had availability under these facilities of $5.0 million. Future advances are dependent on having available collateral.

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

Cash flows for the nine-month period ended September 30, 2021 compared to the nine-month period ended September 30, 2020

Operating Activities - For the nine months ended September 30, 2021, cash flow provided by operating activities was $4.3 million compared to $6.6 million for the same period in the prior year. Cash provided by working capital was $0.4 million for the nine months ended September 30, 2021 compared to $4.8 million for the same period in the prior year. The change in accounts receivable used $1.6 million in cash for the nine months ended September 30, 2021 compared to $5.8 million cash provided for the same period in the prior year. Effective accounts payable management generated $10.9 million in cash for the first nine months of 2021 compared to $1.8 million used in cash for the same period in the prior year.  Inventory represented a cash outflow of $8.9 million for the first nine months of 2021 compared to $0.7 million cash inflow for the same period in the prior year.  During April 2020, the Company was granted $3.7 million from a bank under the Paycheck Protection Program. During June 2021, the Company’s loan was forgiven for the entire $3.7 million balance.

Investing Activities - Cash used in investing activities was $0.7 million in the first nine months of 2021, compared to $1.0 million provided by investing activities in the same period a year ago. Cash used in the nine-month period ended September 30, 2021 was related to cash payments for property and equipment and investment in intangibles. Cash provided by investing activities in the nine-month period ended September 30, 2020 related to proceeds from the sale of Sabre offset by cash payments property and equipment.

Financing Activities - Cash used in financing activities was an outflow of $1.9 million for the nine months ended September 30, 2021 which included a decrease in working capital borrowing of $1.3 million and repayments of notes of $1.1 million, and payments on capital lease obligations of $0.3 million offset by borrowings for insurance agreements of $0.7 million. Cash used in financing activities was an outflow of $8.4 million for the nine months ended September 30, 2020, which included repayments of the convertible debt of $7.0 million, note payments of $5.9 million, and repayments on the revolving credit facility of $3.5 million offset borrowings on the revolving credit facility of $8.5 million.

Off-Balance Sheet Arrangements

CIBC has issued 2 standby letters of credit at September 30, 2021.  The first standby letter of credit is $0.2 million in favor of an insurance carrier to secure obligations which may arise in connection with future deductible payments that may be incurred under the Company’s worker’s compensation insurance policies.  The second standby letter of credit is less than $0.1 million in favor of a governmental agency to secure obligations which may arise in connection with worker’s compensation claims.

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

Item 4—Controls and Procedures

Disclosure Controls and Procedures

With the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) and under the supervision of the Audit Committee of the Board of Directors, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2021.  Our management’s evaluation has identified certain material weaknesses in its internal control over financial reporting as further described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Based on the evaluation of these material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2021 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Despite the existence of these material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that the condensed consolidated financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have determined that there were deficiencies in our internal control over financial reporting that constitute material weaknesses, as defined by SEC regulations, at September 30, 2021, with respect to procedures for:

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

Accordingly, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting and disclosure controls and procedures, as defined by SEC regulations, were not effective at September 30, 2021.

Management’s Remediation Activities

During 2021, management continued to invest significant time and effort to remediate the remaining two material weaknesses identified in 2018. The Company continued to progress on implementing Enterprise Resource Planning (“ERP”) software in the Company’s U.S. subsidiaries. In Italy, the Company is working towards the implementation of a new ERP system. In addition, the Company continued to progress on the remediation of the remaining control deficiencies, as discussed further below.

Other than the changes disclosed above, there were no changes in internal control over financial reporting (as defined by Rules 13a-15 and 15d-15) that occurred during the nine months ended September 30, 2021, that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

Plan for Remediation of the Material Weaknesses in Internal Control Over Financial Reporting

Management has been actively engaged in the planning for, and implementation of, remediation efforts to address the remaining material weaknesses, as well as other identified areas of risk. These remediation efforts, outlined below, are intended both to address the identified material weaknesses and to enhance the Company’s overall financial control environment. Management’s ongoing actions and planned actions for fiscal year 2021 to further address these issues include:

•

During 2021, the Company continues to work toward completion of the Company’s U.S planned ERP implementation and is progressing with the implementation of the ERP software at our remaining United States subsidiaries. In July 2021, one of the U.S subsidiaries implemented the new ERP software;

•

During 2021, the Company is progressing with the implementation of a new ERP system in certain international locations, including Italy. The Company has hired a new senior IT employee to manage the implementation of the new system;

•

The Company continues to strengthen its control environment to reduce or eliminate our control deficiencies. Considerable progress has been made to implement additional controls to remediate control deficiencies. Certain manual controls have been implemented to address IT control deficiencies until an automated solution can be developed; and

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

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1—July 31, 2021	—	—	—	—
August 1—August 31, 2021	—	—	—	—
September 1—September 30, 2021	—	—	—	—
	—	`	—	—

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

November 8, 2021

By:	/s/ STEVE FILIPOV
Steve Filipov
Chief Executive Officer and Director
(Principal Executive Officer)

November 8, 2021

By:	/s/ JOSEPH DOOLAN
Joseph Doolan
Chief Financial Officer (Principal Financial and Accounting Officer)