Form 10-K
period 2021-12-31
Manitex International, Inc.
filed 2022-03-09
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

The aggregate market value of the shares of common stock, no par value (“Common Stock”), held by non-affiliates of the registrant as of June 30, 2021 was approximately $105.4 million based upon the closing price for the Common Stock of $7.29 on the NASDAQ Stock Market on such date.

The number of shares of the registrant’s common stock outstanding as of March 1, 2022 was 19,943,787.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2022 Annual Meeting (the “2022 Proxy Statement”) to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Auditor Name:	Grant Thornton LLP	Auditor Location:	Chicago, IL, United States of America

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

Forward-Looking Statements

When reading this Annual Report on Form 10-K, it is important that you also read the financial statements and related notes thereto. This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements and are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, without limitation: (1) projections of revenue, earnings, capital structure and other financial items, (2) statements of our plans and objectives, (3) statements regarding the capabilities and capacities of our business operations, (4) statements of expected future economic conditions and the effect on us and on our customers, (5) expected benefits of our cost reduction measures, and (6) assumptions underlying statements regarding us or our business. Our actual results may differ from information contained in these forward-looking statements for many reasons, including those described below and in the section entitled “Item 1A. Risk Factors”:

(1)	a future substantial deterioration in economic conditions, especially in the United States and Europe;
(2)	The negative impacts COVID-19 has had and will continue to have on our business, financial condition, cash flows, results of operations and supply chain, as well as customer demand;
(3)	the reliance of our customers on government spending, fluctuations in activity levels in the construction industry, and capital expenditures in the oil and gas industry;
(4)	our level of indebtedness and our ability to meet financial covenants required by our debt agreements;
(5)	our ability to negotiate extensions of our credit agreements and to obtain additional debt or equity financing when needed;
(6)	any failure on our part to maintain an effective system of internal controls;
(7)	the cyclical nature of the markets we operate in;
(8)	an increase in interest rates;
(9)	our increasingly international operations expose us to additional risks and challenges associated with conducting business internationally, including currency exchange risks;
(10)	difficulties in implementing new systems, integrating acquired businesses, managing anticipated growth, and responding to technological change;
(11)	the availability of the third-party financing that some of our customers rely on to purchase our products;
(12)	our operations are in a highly competitive industry and the Company is particularly subject to the risks of such competition;
(13)	our dependency upon third-party suppliers makes us vulnerable to supply shortages;
(14)	price increases in materials could reduce our profitability;
(15)	the Company faces product liability claims and other liabilities due to the nature of its business;
(16)

the Company’s success depends upon the continued protections of its trademarks and the Company may be forced to incur substantial costs to maintain, defend, protect and enforce its intellectual property rights;

(17)	the volatility of our stock price;
(18)	our ability to access the capital markets to raise funds and provide liquidity;
(19)	the willingness of our shareholders and directors to approve mergers, acquisitions, and other business transactions;
(20)	compliance with changing laws and regulations;
(21)	a substantial portion of our revenues are attributed to a limited number of customers which may decrease or cease purchasing at any time;

(22)	a disruption or breach in our information technology systems;
(23)	our reliance on the management and leadership skills of our senior executives;
(24)	impairment in the carrying value of goodwill and/or other intangible assets could negatively affect our operating results;
(25)

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

Our Business

The Company is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries. The Company reports in a single business segment and has four operating segments, under which there are five reporting units. The Company has integrated Manitex and Badger Equipment Company (“Badger”) reporting units into one operating segment as a substantial portion of the sales from Badger are intercompany sales to Manitex. While the Company continues to report Badger as a separate reporting unit, its results are combined with Manitex and reported at the combined Manitex operating segment.

Manitex markets a comprehensive line of boom trucks, truck cranes, aerial platforms, and sign cranes. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including roads, bridges and commercial construction. Truck mounted aerial work platforms are widely used in several diverse applications.  High reach aerial work platforms are used in highway signage maintenance and construction, parking lot lighting applications, as well as telecommunication maintenance and upgrades. Medium reach aerial work platforms cover most retail shopping and commercial advertising.  Larger capacity aerial work platforms are used as support vehicles to service and maintain equipment in mining applications.  Sign cranes are used for sign installation and sign maintenance.

Badger is a manufacturer of specialized rough terrain cranes and material handling products. Badger primarily serves the needs of the construction, municipality and railroad industries.

PM Oil and Steel S.p.A. (“PM” or “PM Group”) is a leading Italian manufacturer of truck- mounted hydraulic knuckle boom cranes with a 63-year history of technology and innovation, and a product range spanning more than 50 models. PM is also a manufacturer of truck-mounted aerial platforms with a diverse product line and an international client base. Through its consolidated subsidiaries, PM Group has locations in Modena, Italy; Valencia, Spain; Arad, Romania; Chassieu, France; Buenos Aires, Argentina; Santiago, Chile; Singapore and Querétaro, Mexico.

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

Crane and Machinery, Inc. (“C&M” or “Equipment Distribution”) is a distributor of the Company’s products as well as other cranes. Crane and Machinery Leasing, Inc. (“C&M Leasing”) rents equipment manufactured by the Company as well as a limited amount of equipment manufactured by third parties.

Discontinued Operations

Manitex Sabre, Inc. (‘’Sabre”)

On August 21, 2020, the Company entered into an Asset Purchase Agreement to sell Manitex Sabre, Inc. to an affiliate of Super Steel, LLC for cash proceeds of $1.5 million, subject to certain adjustments based on closing date accounts receivable and inventory. Accordingly, Manitex Sabre, Inc. was reported as a discontinued operation for 2020.

In addition to the cash proceeds from sale of $1.5 million in cash received, the Company may receive maximum royalty and earn-out payments of up to approximately $2.9 million for years 2021 through 2023 if certain revenue criteria are met. The Company has received approximately $0.1 million of such payments to date. The Company will account for the contingent consideration as a gain in accordance with ASC 450. Under this approach, we will recognize the contingent consideration in earnings after the contingency is resolved. See Note 22 for additional discussion related to the sale of Sabre’s business and assets.

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

INFORMATION ABOUT OUR BUSINESS

Boom Trucks

A boom truck is a straight telescopic boom crane outfitted with a hook and winch which is mounted on a standard flatbed commercial (Class 7 or 8) truck chassis. Relative to other lifting equipment, boom trucks provide increased versatility, with some models capable of transporting relatively large payloads from site to site at highway speeds. A boom truck is usually sold with outriggers, pads and devices for reinforcing the chassis in order to improve safety and stability. Although produced in a wide range of models and sizes, boom trucks can be broadly distinguished by their normal lifting capability as light, medium, and heavy-cranes. Various models of medium or heavy-lift boom trucks can safely lift loads from 15- to 80-tons and operating radii can exceed 200 feet. Another advantage of the boom truck is the ability to provide occasional man lift capabilities at a very low cost to height ratio. While it is not uncommon to see a very old boom truck, most replacement cycles seem to trend to seven years. The market for boom trucks has historically been cyclical.

Although the Company offers a complete line of boom trucks from light to heavy capacity cranes, much of our efforts have been devoted to the development of higher capacity boom trucks specifically designed to meet the particular needs of customers including those in energy production and electrical power distribution. We believe it is an advantage to be skewed towards the heavier lifting capacity, since the heavier capacity cranes have higher margins.

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

Knuckle Boom Cranes

PM knuckle boom cranes are hydraulic folding and articulating cranes, mounted on a commercial chassis, with lifting capacities that range from small (lifting capacity up to three-ton meter) to super heavy (lifting capacity up to two-hundred-and-ten-ton meter), often supplied with a jib for additional reach. The knuckle boom has a compact design and footprint which can be mounted on a chassis to maximize the load carrying capability. Combined with the crane’s ability to operate in a compact footprint the ability to carry a payload provides a competitive advantage over other truck mounted cranes and makes the knuckle boom crane particularly attractive for a variety of end uses in the construction and product delivery sectors.

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

The market for knuckle boom cranes has been growing in recent years as the acceptability of the product has grown and its advantages have been accepted. Growth in North America, where the straight-mast boom truck crane has been the more dominant product, has been more rapid in recent years in combination with the overall improvement in the North American construction sector. PM’s share of the North American market has been historically low; however, we believe that this is an area of growth opportunity for the Company.

Aerial Work Platforms

Oil & Steel aerial platforms are self-propelled or truck mounted and places an operator in a basket in the air in order to perform maintenance, repairs or similar activities. The equipment is used in a variety of applications including utilities, sign work and industrial maintenance and is often sold to rental operations.

Oil & Steel serves a number of geographies in North America, Western and Eastern Europe but also the Near and Far East and sells through dealers as well as its own sales and distribution offices. In North America, the product sold under the Manitex brand and sold through its distribution network. The market generally follows the domestic economic cycle for any particular country. Consequently, the market has shown a positive trend in the past several years.

Industrial Cranes

Badger sells specialized industrial cranes through a network of dealers. The Badger product line includes specialized 15- and 30-ton industrial cranes (which can be used as dedicated rail cranes by the railroad industry) as well as a 10-ton carry deck crane which are all sold under both the Badger and Manitex names.  Additionally, Badger sells lattice cranes with 20- to 30-ton lifting capacity marketed under the Little Giant trade name.  The Little Giant line has five lattice boom models, three of which are dedicated rail cranes. In addition, Badger also sells a 30-ton truck crane and a 25-ton crawler crane under the Little Giant name.  Badger also has the capability to manufacture certain of our lower capacity boom trucks and provides expanded boom truck manufacturing capacity when needed.

The products are used by railroads, refineries, states, municipalities, and for general construction.  The Company believes it has an advantage over its competitors in selling to the railroad industry as it is the only crane manufacturer that has integrated the installation of rail gear into its production process. Competitors send their cranes to a third-party to have rail gear added which both increases cost and delays deliveries.

As of January 2022, the Company had discontinued the industrial crane product line. See Note 23 for further information.

Valla Cranes

Valla product line of industrial cranes is a full range of precision pick and carry cranes from 2- to 44-tons, using electric, diesel, and hybrid power options. Its cranes offer wheeled or tracked, and fixed or swing boom configurations, with special applications designed specifically to meet the needs of its customers. The product is sold internationally through dealers and into the rental distribution channel.

Equipment Distribution

C&M is a distributor of the Company’s products. C&M Leasing rents equipment manufactured by the Company as well as a limited amount of equipment manufactured by third parties.

Part Sales

As part of our operations, we supply repair and replacement parts for our products. The parts business margins are generally higher than our overall margins. Part sales as a percentage of revenues tend to increase when there is a down-turn in the industry. Part sales as a percentage of revenues are approximately 12% and 16% for the years ended December 31, 2021 and 2020, respectively.

Company Revenues by Sources

The sources of the Company’s revenues are summarized below:

	2021	2020
Boom trucks, knuckle boom & truck cranes	61%	57%
Aerial platforms	13%	12%
Part sales	12%	15%
Other equipment	11%	10%
Services	3%	2%
Rough terrain cranes	0%	4%
Net Revenue	100%	100%

In 2021 and 2020, no customer accounted for 10% or more of the Company’s revenue.

Raw Materials

The Company purchases a variety of components used in the production of its products.  The Company purchases steel and a variety of machined parts, components and subassemblies including weldments, winches, cylinders, frames, rims, axles, wheels, tires, suspensions, cables, booms and cabs, as well as engines, transmissions and cabs.  Additionally, Manitex and PM mount their cranes on commercial truck chassis, which are either purchased by the Company or supplied by the customer. Lead times for these materials (including chassis) historically varied from several weeks to many months. The Company is vulnerable to a supply interruption in instances when only one supplier has been qualified. Identifying and qualifying alternative suppliers can be very time consuming, and in some cases, could take longer than a year.  The Company has been working on qualifying secondary sources of some products to assure supply consistency and to reduce costs. The degree to which our supply base can respond to changes in market demand directly affects our ability to increase production and the Company attempts to maintain some additional inventory in order to react to unexpected increases in demand.

Supply chain issues have impacted the Company and we expect this to continue to cause disruption in 2022. The disruptions continue to put a strain on our team and resources, specifically on our electronic components and truck chassis. Future supply chain issues that might impact the Company will in part depend on how fast the rate of growth is for a product. Strong general economic growth could put us in competition for parts with other industries. Additionally, events or circumstances at a particular supplier could impact the availability of a necessary component.

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

The Company owns and uses several trademarks relating to its brands that have significant value and are instrumental to the Company’s ability to market its products. The Company’s most significant trademark is “Manitex” (presently registered with the United States Patent and Trademark Office until 2027).  Badger Equipment Company previously marketed its products under the “Little Giant” and Badger trade names which were discontinued during January 2022. Valla markets its products under the “Valla” tradename. PM sells its products using the trademark “PM” and PM subsidiary, PM Oil & Steel S.p.A. sells its products using the “OIL & STEEL” trademark.  The Manitex, Badger, Valla, Little Giant, PM and OIL & STEEL trademarks and trade names are important to the marketing and operation of the Company’s business as a significant number of our products are sold under those names.  PM has three patents. One is registered with the Italian Patents and Trademarks Office until 2028.  PM has two additional patents registered with OHIM that are in force until 2031 and 2034, respectively.

Seasonality

Traditionally, the Company’s peak selling periods for cranes are the second and fourth quarters of a calendar year. A significant portion of cranes sold over the last several years have been deployed in specialized industries or applications, such as residential and commercial construction. Sales in these markets are subject to significant fluctuations which correlate more with general economic conditions and the prices of commodities and generally are not of a seasonal nature.

Sales of cranes from the Equipment Distribution division mirror the seasonality of the sales of the overall Company. However, the sale of parts is much less seasonal given the geographic breadth of the customer base. Crane repairs are performed by the Equipment Distribution division throughout the year but are somewhat affected by the slowdown in construction activity during the typically harsh winters in the Midwestern United States.

Competition

Lifting Equipment

The market for the Company’s boom trucks, knuckle boom cranes, and industrial cranes is highly competitive. The Company competes based on product design, quality of products and services, product performance, maintenance costs and price. Several competitors have greater financial, marketing, manufacturing and distribution resources than we do. The Company believes that it effectively competes with its competitors.

The Company’s boom cranes compete with cranes manufactured by National Crane, Custom Truck One Source, Elliott and Altec and Weldco Beales. The Company’s knuckle boom cranes compete with Palfinger, Fassi, Effer and HIAB. The Company competes primarily with Broderson in selling rough terrain and industrial cranes.

Equipment Distribution

The Equipment Distribution division’s primary business is facilitation of sale of products manufactured by the Company. As such, it faces the same competition described above for products manufactured by the Company.  Additionally, the Equipment Distribution division has a dealership arrangement with Terex Corporation and must compete against dealers of other crane manufacturers.  Locally, the Equipment Distribution division competes against Runnion Equipment (dealer for National Crane), Power Equipment Leasing (dealer for Elliott) and Guiffre Cranes (dealer for Manitex).

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

Backlog

The backlog at December 31, 2021 was approximately $189 million, compared to a backlog of approximately $68 million at December 31, 2020.  The December 31, 2021 backlog has increased by $76 million since September 30, 2021 when it was approximately $113 million. The Company expects to ship a majority of its products to fulfill its existing backlog within the next twelve months.

Revenue Recognition

The information regarding revenue, and the basis for attributing revenue from external customers to individual countries, is found in Note 4 “Revenue Recognition” to our consolidated financial statements, which is hereby incorporated by reference into this Part I, Item 1.

Employees

As of December 31, 2021, the Company had 514 full-time employees and 12 part-time employees. The Company has not experienced any work stoppages and anticipates continued good employee relations. Eighteen (18) of our employees are covered by collective bargaining agreements. Fourteen (14) of our employees at our Badger subsidiary are represented by International Union, United Automobile, Aerospace, and Agricultural Implement Workers of America, (“UAW”) and its local No. 316. The current union contract expires on January 21, 2023. Four (4) employees are currently represented by Automobile Mechanics’ Local 701. The union contract expires on September 30, 2023. The employees represented by the Automobile Mechanics’ Local 701 are mechanics that work in our Equipment Distribution business.  Several of our Equipment Distribution customers in the Chicago metropolitan area mandate usage of union mechanics for any service/repair jobs.

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

The COVID-19 pandemic has had, and is expected to continue to have, a negative impact on our business, financial condition, cash flows, results of operations and supply chain.

The COVID-19 pandemic resulted in national, state and local government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, border closings, restrictions on public gatherings, quarantining of people who may have been exposed to the virus, shelter-in-place restrictions, and limitations or shutdowns of business operations. These measures, some of which are continuing or being re-implemented in light of new variants of the virus, have impacted and may further impact our workforce and operations, the operations of our customers, and those of our dealers and suppliers. We have significant operations worldwide, including in the United States, Italy and Romania and each of these countries have been affected by the pandemic and have taken measures to try to contain it, resulting in disruptions at some of our manufacturing facilities and support operations. There is still uncertainty regarding the full impact and duration of such measures and potential future measures, and restrictions on our access to our facilities or on our support operations or workforce, or similar limitations for our customers, dealers and suppliers.

The COVID-19 pandemic has disrupted our supply chain and resulted in higher material costs as well as delays in scheduled shipments of our products. The COVID-19 pandemic has had, and is expected to continue to have, a negative impact on our business, financial condition, cash flows and results of operations, although the full extent is still uncertain. As the pandemic continues to evolve and new variants continue to emerge, the extent of the impact on our business, financial condition, cash flows and results of operations will depend on future developments, including, but not limited to, the continued duration of the pandemic, government actions to contain the virus and/or treat its impact, restrictions on travel, the duration, timing and severity of the impact on customer demand, and how quickly and to what extent normal economic and operating conditions can resume, all of which are still uncertain and cannot be predicted.

Our revenues and profitability are impacted by government spending and fluctuations in the construction industry.

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

As of December 31, 2021, the Company’s total debt was $45.4 million, which includes notes payable and finance lease obligations.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately and timely report our financial results, which could negatively impact our business, investor confidence, and the price of our common stock.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, we previously did not maintain an effective control environment over information technology and general controls, based on the criteria established in the COSO framework, to enable identification and mitigation of risks of material accounting errors. We completed remediation measures related to the material weaknesses and concluded that our internal control over financial reporting was effective as of December 31, 2021. However, completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly or remain adequate. Accordingly, if we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures in the future, our ability to record, process, and report financial information accurately and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation, investigations, or penalties; negatively affect our liquidity, our access to capital markets, our ability to maintain compliance with covenants, any of which may require substantial management resources or cause our stock price to decline.

The Company’s business is affected by the cyclical nature of its markets.

A substantial portion of our revenues are attributed to a limited number of customers which may decrease or cease purchasing any time, since the Company’s products depend upon the general economic conditions of the markets in which the Company competes. The Company’s sales depend in part upon its customers’ replacement or repair cycles. Adverse economic conditions, including a decrease in commodity prices, may cause customers to forego or postpone new purchases in favor of repairing existing machinery. Downward economic cycles may result in reductions in sales of the Company’s products, which may reduce the Company’s profits.

The Company’s business is sensitive to increases in interest rates.

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. If interest rates rise, it becomes costlier for the Company’s customers to borrow money to pay for the equipment they buy from the Company. Should the United States Federal Reserve Board decide to increase rates, as it has indicated it intends to do in March 2022, prospects for business investment and manufacturing could deteriorate sufficiently and impact sales opportunities.

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

•	cash requirements to finance business growth;
•	potentially adverse tax consequences;
•	complexities and difficulties in obtaining protection and enforcing our intellectual property;
•	compliance with additional regulations and government authorities in a highly regulated business;
•	general economic and political conditions internationally; and
•	public health concerns, including the ongoing COVID-19 pandemic.

Additionally, changes to the United States’ participation in, withdrawal from, renegotiation of certain international trade agreements or other major trade related issues including the non-renewal of expiring favorable tariffs granted to developing countries, tariff quotas, and retaliatory tariffs, trade sanctions, new or onerous trade restrictions, embargoes and other stringent government controls could have a material adverse effect on our business, results of operations and financial condition.

The reporting currency for our consolidated financial statements is the U.S. Dollar. Certain of our assets, liabilities, expenses, revenues and earnings are denominated in other countries’ currencies, including the Euro, Chilean Peso, and Argentinean Peso. Those assets, liabilities, expenses, revenues and earnings are translated into U.S. Dollars at the applicable exchange rates to prepare our consolidated financial statements. Therefore, increases or decreases in exchange rates between the U.S. Dollar and those other currencies affect the value of those items as reflected in our consolidated financial statements, even if their value remains unchanged in their original currency. Such fluctuations in foreign currency rates relative to the U.S. Dollar caused a loss of approximately $0.5 million on our actual results.

The risks that the Company faces in its international operations may continue to intensify if the Company further develops and expands its international operations.

The Company may face limitations on its ability to integrate acquired businesses and manage anticipated growth and may be unable to effectively respond to technological change and implementing new systems.

The successful integration of new business depends on the Company’s ability to manage these new businesses and cut excess costs. The Company cannot ensure that these acquired companies will operate profitably or that the intended beneficial effect from these acquisitions will be realized.

If the Company fails to manage growth, the Company’s financial results and business prospects may be harmed. To manage the Company’s growth and to execute its business plan efficiently, the Company will need to institute, maintain and continue to improve operational, financial and management controls, as well as reporting systems and procedures. The Company also must effectively expand, train and manage its employee base. The Company may not be successful in any of these endeavors.

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

We rely on sales of our products to generate cash from operations. Significant portions of our sales are financed by third-party finance companies on behalf of our customers. The availability and terms of financing by third parties are affected by general economic conditions, credit worthiness of our customers and estimated residual value of our equipment. Deterioration in credit quality of our customers or estimated residual value of our equipment, increases in interest rates or changes in the terms of third-party financing agreements could negatively impact the ability or willingness of our customers to obtain resources they need to purchase our equipment. There can be no assurance third-party finance companies will continue to extend credit to our customers.

The Company operates in a highly competitive industry and the Company is particularly subject to the risks of such competition.

The Company competes in a highly competitive industry and the competition which the Company encounters has an effect on its product prices, market share, revenues and profitability. Because certain competitors have substantially greater financial, production, research and development resources and substantially greater name recognition than the Company, the Company is particularly subject to the risks inherent in competing with them and may be put at a competitive disadvantage. To compete successfully, the Company’s products must excel in terms of quality, price, product line, ease of use, safety and comfort, and the Company must also provide excellent customer service. The greater financial resources of the Company’s competitors may put it at a competitive disadvantage. If competition in the Company’s industry intensifies or if the Company’s current competitors enhance their products or lower their prices for competing products, the Company may lose sales or be required to lower its prices. This may reduce revenue from the Company’s products and services, lower its gross margins or cause the Company to lose market share. The Company may not be able to differentiate its products from those of competitors, successfully develop or introduce less costly products, offer better performance than competitors or offer purchasers of our products payment and other commercial terms as favorable as those offered by competitors.

The Company is dependent upon third-party suppliers, making us vulnerable to supply shortages.

The Company obtains materials and manufactured components from third-party suppliers. Any delay in the ability of the Company’s suppliers to provide the Company with necessary materials and components may affect the Company’s capabilities at a number of its manufacturing locations, or may require the Company to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting the Company’s suppliers including capacity constraints, labor disputes, the impaired financial condition of a particular supplier, suppliers’ allocations to other purchasers, difficulties in obtaining raw materials, shipping delays or disruptions, public health emergencies, weather emergencies or acts of war or terrorism. Any delay in receiving supplies could impair the Company’s ability to deliver products to its customers and, accordingly, could have a material adverse effect on business, results of operations and financial condition.

In addition, the Company purchases materials and services from suppliers on extended terms based on the Company’s overall credit rating. Negative changes in the Company’s credit rating may impact suppliers’ willingness to extend terms and increase the cash requirements of the business.

Price increases in materials could reduce our profitability.

We use large amounts of steel and other items in the manufacture of our products. In the past, market prices of some of our key raw materials increased significantly. If we experience future significant increases in material costs, including steel, we may not be able to reduce product cost in other areas or pass raw material price increases on to our customers and our margins could be adversely affected.

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

The Company must comply with all applicable laws, including the Foreign Corrupt Practices Act (“FCPA”) and other laws that prohibit engaging in corruption for the purpose of obtaining or retaining business. These anti-corruption laws prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence government officials or private individuals for the purpose of obtaining or retaining a business advantage regardless of whether those practices are legal or culturally expected in a particular jurisdiction. Our global activities and distribution model are subject to risk of corruption by our employees and in addition, our sales agents, distributors, dealers and other third parties that transact Manitex business particularly because these parties are generally not subject to our control.

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

The Company may be required to record goodwill, other intangibles and fixed assets impairment charges on all or a significant amount of the goodwill, other intangibles and fixed assets on its Consolidated Balance Sheets.

As of December 31, 2021, the Company recognized approximately $2.1 million of impairment charges in goodwill, other intangibles and fixed assets. The Company tests goodwill and other intangibles for impairment at least annually. If the carrying value of goodwill or other intangibles exceeds the implied fair value of the goodwill or intangibles, an impairment charge is recorded for the excess, as occurred in 2021. An impairment of a significant portion of goodwill could materially negatively affect the Company’s results of operations.

Risks Relating to Our Common Stock

The Company’s principal shareholders, executive officers and directors hold a significant percentage of the Company’s common stock, and these shareholders may take actions that may be adverse to your interests.

The Company’s principal shareholders, executive officers and directors beneficially own, in the aggregate, approximately 39% of the Company’s common stock as of January 25, 2022. As a result, these shareholders, acting together, will be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations, sales and purchases of assets. They also could dictate the management of the Company’s business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, even if smaller shareholders support such a transaction, which could cause the market price of our common stock to fall or prevent smaller shareholders from receiving a premium in such a transaction.

Provisions of the Michigan Business Corporation Act and the Company’s Articles of Incorporation, Amended and Restated Bylaws, and Rights Agreement may discourage or prevent a takeover of the Company.

Provisions of the Company’s Articles of Incorporation and Amended and Restated Bylaws, Michigan law, and the Rights Agreement, as amended, between the Company and Broadridge Corporate Issuer Solution, Inc., as rights agent, could make it more difficult for a third-party to acquire the Company, even if doing so would be perceived to be beneficial to you. These provisions could discourage potential takeover attempts and could adversely affect the market price of the Company’s shares. Because of these provisions, you might not be able to receive a premium on your investment. These provisions:

•

authorize the Company’s Board of Directors, with approval by a majority of its independent directors but without requiring shareholder consent, to issue shares of “blank check” preferred stock that could be issued by the Company’s Board of Directors to significantly dilute the ownership percentage of existing shareholders and prevent a takeover attempt;

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

The Company’s executive offices are located at 9725 Industrial Drive, Bridgeview, Illinois 60455. The Company has six principal operating plants. The Company builds boom trucks and sign cranes in its 188,000 sq. ft. leased facility located in Georgetown, Texas. The Company manufactures its knuckle boom cranes in two owned facilities, the 542,000 sq. ft. plant located in S. Cesario sul Panaro, Italy and the 213,000 sq. ft. facility located in Arad, Romania.  The Romania facility also produces sub-assemblies that are incorporated into PM products manufactured in Italy.  The Company manufactures its precision pick and carry cranes in a 58,000 sq. ft. facility located in Piacenza, Italy. The Company had previously built specialized rough terrain cranes and material handling product in its 170,000 sq. ft. owned facility located in Winona, Minnesota through January 2022.

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

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Company’s Common Stock

The Company’s common stock is listed on The NASDAQ Capital Market trading under the symbol MNTX.

Number of Common Stockholders

As of February 3, 2022, there were 162 record holders of the Company’s common stock.

Dividends

During the fiscal years ended December 31, 2021 and 2020, the Company did not declare or pay any cash dividends on its common stock and the Company does not intend to pay any cash dividends in the foreseeable future. Furthermore, the terms of our credit facility do not allow us to declare or pay dividends without the prior written consent of the lender.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities during the year ended December 31, 2021:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs
January 1— January 31, 2021	—	$—	—	—
February 1—February 28, 2021	—	—	—	—
March 1—March 31, 2021	6,183	7.84	—	—
April 1—April 30, 2021	—	—	—	—
May 1—May 31, 2021	—	—	—	—
June 1—June 30, 2021	—	—	—	—
July 1—July 31, 2021	—	—	—	—
August 1—August 31, 2021	—	—	—	—
September 1—September 30, 2021	—	—	—	—
October 1 through October 31, 2021	—	—	—	—
November 1 through November 30, 2021	—	—	—	—
December 1 through December 31, 2021	1,124	6.99	—	—
Total	7,307	$7.71	—	—

(1)

The Company purchased and cancelled 7,307 shares of its common stock. The shares were purchased from employees throughout the year at an average market closing price of $7.71. The employees used the proceeds from the sale of shares to satisfy their withholding tax obligations that arose when restricted shares vested on that date.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

Impact of COVID-19

During 2020, the COVID-19 pandemic significantly impacted demand for the Company’s products. While these impacts subsided in 2021, the Company experienced, and is still experiencing, supply chain and logistic constraints that negatively impacted its ability to manufacture and ship products.

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

The following table sets forth certain financial data for the years ended December 31, 2021, and 2020:

Results of Consolidated Operations

MANITEX INTERNATIONAL, INC.

(In thousands)

	For the Years Ended December 31,
	2021	2020	$ Change	% Change
Net revenues	$211,539	$167,498	$44,041	26.29%
Cost of sales	175,377	136,632	38,745	28.36
Cost of sales - inventory write-down	3,226	—	3,226	(100.00)
Gross profit	32,936	30,866	2,070	6.71
Operating expenses
Research and development costs	3,332	3,227	105	3.26
Selling, general and administrative expenses	31,948	28,743	3,205	11.15
Impairment of intangibles and fixed assets	2,078	6,722	(4,644)	(69.09)
Total operating expenses	37,358	38,692	(1,336)	(3.45)
Operating income (loss)	(4,422)	(7,826)	3,406	(43.52)
Other income (expense)
Interest expense	(2,084)	(3,595)	1,511	(42.03)
Interest income	43	97	(54)	(55.85)
Gain on extinguishment of debt	—	595	(595)	(100.00)
Gain on Paycheck Protection Program loan forgiveness	3,747	—	3,747	100.00
Foreign currency transaction loss	(543)	(813)	270	(33.19)
Other income (expense)	(97)	(503)	406	(80.73)
Total other income (expense)	1,066	(4,219)	5,285	(125.27)
Income (loss) before income taxes from continuing operations	(3,356)	(12,045)	8,689	(72.14)
Income tax expense from continuing operations	1,217	674	543	80.46
Net income (loss) from continuing operations	(4,573)	(12,719)	8,146	(64.05)
Discontinued operations:
Loss from discontinued operations, net of income tax expense	—	(891)	891	(100.00)
Net income (loss)	$(4,573)	$(13,610)	$9,037	(66.4)%

Year Ended December 31, 2021 Continuing Operations Compared to Year Ended December 31, 2020

Net income (loss) from continuing operations

For the year ended December 31, 2021, net loss was $4.6 million, compared to net loss of $12.7 million for 2020.

Net revenue and gross profit —For the year ended December 31, 2021, net revenue and gross profit were $211.5 million and $32.9 million, respectively. Gross profit as a percent of net revenues was 15.6% for the year ended December 31, 2021.  For the year ended December 31, 2020, net revenue and gross profit were $167.5 million and $30.9 million, respectively. Gross profit as a percent of net revenues was 18.4% for the year ended December 31, 2020.

For 2021, revenues increased $44.0 million or 26.3% from $167.5 million for 2020. The increase in revenues is primarily due to increases in sales of straight mast cranes from the Company’s United States subsidiaries and knuckle boom cranes and aerial platforms from the Company’s foreign subsidiaries, which was largely driven by the partial recovery in the global market from the COVID-19 pandemic and market demand.

Gross profit as a percent of net revenues was 15.6% for the year ended December 31, 2021, which decreased from 18.4% for the year ended December 31, 2020. The increase in gross profit is attributable to increases in revenues partially offset by the inventory write-down of $3.2 million at Badger, which was driven by the closure of the Badger facility and higher material costs due to steel surcharges. The decrease in gross profit percentage is primarily driven by the inventory write-down at Badger driven by the closure of the Badger facility, product mix as lower margin products were sold and material cost inflation due to disruptions in the supply chain.

Research and development —Research and development for the year ended December 31, 2021 was $3.3 million compared to $3.2 million for the comparable period in 2020. The Company’s research and development spending continues to reflect our commitment to develop and introduce new products that give the Company a competitive advantage.

Selling, general and administrative expense — Selling, general and administrative expense for the year ended December 31, 2021 was $31.9 million compared to $28.7 million for the comparable period in 2020, an increase of $3.2 million. The increases are primarily related to higher salaries and wages, professional fees, advertising expenses, and negative impacts in foreign exchange rates offset by lower trade show expenses.

Impairment of intangibles and fixed assets – Impairment expense for the year ended December 31, 2021, was $2.1 million. Valla recorded a full impairment of goodwill and intangible assets of $1.7 million driven by net losses in the business. In addition, the restructuring plan that resulted in the closure of the Badger facility drove an impairment to its intangible and fixed assets of $0.4 million. Impairment expense for the year ended December 31, 2020, was $6.7 million. The impairment was driven by the COVID-19 pandemic which caused a decrease in the Company’s market capitalization causing a triggering event which resulted in a $6.6 million goodwill impairment charge and a $0.1 million tradename impairment charge during 2020.

Interest expense —Interest expense was $2.1 million and $3.6 million for the years ended December 31, 2021 and 2020, respectively.  The decrease in interest expense is due to lower debt driven by the pay-off of the convertible notes in December 2020 and principal payments made on the term debt in 2020.

Gain on extinguishment of debt— For 2020, the Company paid off a portion of the PM term loan and unsecured debt at a 15% discount to its face value which resulted in a gain of $0.6 million.

Gain on Paycheck Protection Program loan forgiveness —Gain on loan forgiveness was $3.7 million for the year ended December 31, 2021 due to the forgiveness of the Paycheck Protection Program loan by the SBA. The gain on loan forgiveness is not subject to U.S. taxation. This deductible permanent difference is offset by a change in the U.S. valuation allowance and therefore has no impact on the effective tax rate.

Foreign currency transaction loss —The Company had a foreign currency loss of $0.5 million and $0.8 million for the years ended December 31, 2021 and 2020, respectively. A substantial portion of the losses relate to changes in the Chilean Peso.

Other income (expense)— For the year ended December 31, 2021, the Company had other expenses of $0.1 million compared to other expenses of $0.5 million for the comparable period in 2020, a decrease of $0.4 million. The decreases are primarily related to a legal settlement and a facility closure recorded in 2020.

Discontinued operations— For the year ended December 31, 2020, the Company had a net loss from discontinued operations of $0.9 million related to the Sabre operations.

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

The calculation of the overall income tax provision for the 12 months ended December 31, 2021 primarily consists of a domestic income tax provision resulting from state and local taxes, foreign income taxes, the change in unrecognized tax benefits and valuation allowance.

The Company’s effective tax rate from continuing operations was an income tax provision of 36.3% on a pretax loss of $3.4 million compared to an income tax provision of 5.6% on a pretax loss of $12.0 million from the prior year. The effective tax rate for the year ended December 31, 2021 differs from the U.S. statutory rate of 21% primarily due to the tax effects related to the mix of domestic and foreign earnings, nondeductible permanent differences, domestic and foreign losses for which the Company is not recognizing an income tax benefit, the change in unrecognized tax benefits and valuation allowance.

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

Cash, cash equivalents and restricted cash were $21.6 million and $17.4 million at December 31, 2021 and December 31, 2020, respectively. In addition, the Company has a U.S. revolving credit facility with a maturity date of July 20, 2023. At December 31, 2021 the Company had $11.2 million available to borrow under its U.S. revolving credit facility.

At December 31, 2021, the PM Group had established working capital facilities with five Italian, one Spanish and twelve South American banks. Under these facilities, the PM Group can borrow $21.4 million against orders, invoices and letters of credit. At December 31, 2021, the PM Group had availability under these facilities of $4.8 million. Future advances are dependent on having available collateral.

Cash Flows for 2021 and 2020

Operating Activities

For 2021, operating activities provided $7.5 million in cash compared to $12.0 million cash provided during 2020. Cash provided by working capital was $1.1 million for 2021 compared to $10.9 million for 2020. Working capital decreases were primarily from less cash generated from accounts receivable and higher inventory purchases. During April 2020, the Company was granted $3.7 million from a bank under the Paycheck Protection Program. During June 2021, the entire $3.7 million balance of the Company’s loan was forgiven.

Investing Activities

Cash used by investing activities was $1.1 million in 2021 which included $0.2 million investment in intangible assets. Cash provided from investing activities was $0.8 million in 2020 which included $1.6 million in proceeds from the sale of the Sabre business unit. Cash payments for plant, property and equipment were $0.9 million in 2021 compared to payments of $0.7 million in 2020.

Financing Activities

Cash flows from financing activities was an inflow of less than $0.1 million for the year ended December 31, 2021 which included an increase in working capital borrowings of $3.1 million and insurance premium financings of $1.1 million offset by the principal loan payments of $3.7 million and payments under finance leases of $0.3 million. Cash flows from financing activities was an outflow of

$20.8 million for the year ended December 31, 2020 which included the payoff of the convertible notes for $22.5 million, principal loan payments of $8.3 million, a reduction in working capital borrowings of $2.3 million and payments under finance leases of $0.5 million. These were partially offset by net borrowings under the revolving credit facility of $12.8 million.

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

Off Balance Sheet Arrangements

CIBC Bank USA (“CIBC”) issued 2 standby letters of credit during 2021.  The first standby letter of credit was for $0.2 million in favor of an insurance carrier to secure obligations which may have arisen in connection with future deductible payments that may have incurred under the Company’s worker’s compensation insurance policies.  The second standby letter of credit was for less than $0.1 million in favor of a governmental agency to secure obligations which may have arisen in connection with worker’s compensation claims. As of December 31, 2021, the standby letters of credit were released.

See Note 21 – “Legal Proceedings and Other Contingencies.”

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Under ASC 350, entities are provided with the option of first performing a qualitative assessment on none, some, or all of its reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If after completing a qualitative analysis, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value a quantitative analysis is required.

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

Recently Issued Pronouncements – Not Yet Adopted

In March 2020, the FASB issued guidance under ASC 848, Reference Rate Reform. This guidance provides optional expedients and exceptions to account for debt, leases, contracts, hedging relationships and other transactions that reference LIBOR or another reference rate if certain criteria are met. The guidance is effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company determined there was no material effect on the Company’s financial statements related to Reference Rate Reform guidance.

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

Not required for Smaller Reporting Companies.

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

Index to Financial Statements

The financial statements of the registrant required to be included in Item 8 are listed below:

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Manitex International, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Manitex International, Inc. and subsidiaries  (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes and financial statement schedule(s) included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 9, 2022 expressed an unqualified opinion.

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

Critical audit matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill impairment analysis

As described further in Note 3 to the financial statements, the Company evaluates goodwill for impairment at the reporting unit level annually or more frequently if indicators of impairment exist. During the course of the year, the Company performed a quantitative goodwill impairment assessment for the Company’s three reporting units of Manitex, PM, and Valla. The quantitative impairment assessment involves the comparison of the fair value of a reporting unit to its carrying amount. The Company used a weighting of the income and market approaches to determine the fair value of the reporting unit.

We identified the goodwill impairment analysis as a critical audit matter for the Manitex reporting unit because evaluating management's quantitative goodwill impairment test involved a high degree of auditor judgment due to the significant estimation required to determine the fair value of each reporting unit.

The principal considerations for our determination that the goodwill impairment analysis is a critical audit matter are that the fair value estimate was sensitive to significant assumptions, such as forecasted revenues, operating income margins, discount rate, and estimated valuation multiples.

Our audit procedures related to the goodwill impairment analysis included the following, among others:

•	We tested the design and operating effectiveness of key controls over the Company's goodwill impairment assessment process including review of the valuation model and significant assumptions used.
•	We tested the significant assumptions discussed above by assessing the reasonableness of management’s forecasts compared to current results and forecasted industry trends.
•

With the assistance of our valuation specialists, we evaluated the selection of the discount rate, including testing the underlying source information and the mathematical accuracy of the calculations by developing a range of independent estimates and comparing those to the rates selected by management.

•	We also involved our valuation specialists to evaluate the market approach, including evaluating the reasonableness of estimated valuation multiples.
•	We also involved our valuation specialist to evaluate the market capitalization reconciliation and implied control premium performed by the Company.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

Chicago, Illinois
March 9, 2022

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Manitex International, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Manitex International, Inc and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated March 9, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Chicago, Illinois
March 9, 2022

MANITEX INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,
	2021	2020
ASSETS
Current assets
Cash	$21,359	$17,161
Cash - restricted	222	240
Trade receivables (net)	30,515	30,418
Other receivables	2,039	179
Inventory (net)	64,965	56,055
Prepaid expense and other current assets	2,436	2,218
Total current assets	121,536	106,271
Total fixed assets, net of accumulated depreciation of $18,662 and $17,444, at December 31, 2021 and 2020, respectively	16,460	18,723
Operating lease assets	3,563	4,068
Intangible assets (net)	11,946	15,671
Goodwill	24,949	27,472
Other long-term assets	1,143	1,143
Deferred tax assets	178	247
Total assets	$179,775	$173,595
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$44,136	$32,429
Accrued expenses	10,539	7,909
Related party payables (net)	203	52
Notes payable	18,401	16,510
Current portion of finance lease obligations	399	344
Current portion of operating lease obligations	1,064	1,167
Customer deposits	7,121	2,363
Deferred income liability	—	3,747
Total current liabilities	81,863	64,521
Long-term liabilities
Revolving term credit facilities (net)	12,717	12,606
Notes payable (net)	10,089	13,625
Finance lease obligations (net of current portion)	3,822	4,221
Non-current operating lease obligations (net of current portion)	2,499	2,901
Deferred gain on sale of property	507	587
Deferred tax liability	1,074	1,333
Other long-term liabilities	4,389	4,892
Total long-term liabilities	35,097	40,165
Total liabilities	116,960	104,686
Commitments and contingencies
Equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at December 31, 2021 and 2020	—	—
Common Stock—no par value 25,000,000 shares authorized, 19,940,487 and 19,821,090 shares issued and outstanding at December 31, 2021 and 2020, respectively	132,206	131,455
Paid-in capital	3,264	3,025
Retained deficit	(68,436)	(63,863)
Accumulated other comprehensive loss	(4,219)	(1,708)
Total equity	62,815	68,909
Total liabilities and equity	$179,775	$173,595

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the years ended December 31,
	2021	2020
Net revenues	$211,539	$167,498
Cost of sales	175,377	136,632
Cost of sales - inventory write-down	3,226	—
Gross profit	32,936	30,866
Operating expenses
Research and development costs	3,332	3,227
Selling, general and administrative expenses	31,948	28,743
Impairment of intangibles and fixed assets	2,078	6,722
Total operating expenses	37,358	38,692
Operating income (loss)	(4,422)	(7,826)
Other income (expense)
Interest expense	(2,084)	(3,595)
Interest income	43	97
Gain on extinguishment of debt	—	595
Gain on Paycheck Protection Program loan forgiveness	3,747	—
Foreign currency transaction loss	(543)	(813)
Other income (expense)	(97)	(503)
Total other income (expense)	1,066	(4,219)
Income (loss) before income taxes from continuing operations	(3,356)	(12,045)
Income tax expense from continuing operations	1,217	674
Net income (loss) from continuing operations	(4,573)	(12,719)
Discontinued operations:
Loss from operations of discontinued operations	—	(888)
Income tax expense	—	3
Loss on discontinued operations	—	(891)
Net income (loss)	$(4,573)	$(13,610)
Earnings (loss) Per Share
Basic
Income (loss) from continuing operations	$(0.23)	$(0.64)
Loss from discontinued operations	$—	$(0.05)
Net income (loss)	$(0.23)	$(0.69)
Diluted
Income (loss) from continuing operations	$(0.23)	$(0.64)
Loss from discontinued operations	$—	$(0.05)
Net income (loss)	$(0.23)	$(0.69)
Weighted average common shares outstanding
Basic	19,900,117	19,773,081
Diluted	19,900,117	19,773,081

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the years ended December 31,
	2021	2020
Net income (loss)	$(4,573)	$(13,610)
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(2,511)	1,992
Total other comprehensive income (loss)	(2,511)	1,992
Total comprehensive loss	$(7,084)	$(11,618)

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

	Outstanding shares	Common Stock	APIC	Retained Deficit	AOCI (Loss)	Total
Balance at December 31, 2019	19,713,185	$130,710	$2,793	$(50,253)	$(3,700)	$79,550
Net loss	—	—	—	(13,610)	—	(13,610)
Gain on foreign currency translation	—	—	—	—	1,992	1,992
Employee 2004 and 2019 incentive plan grant	121,027	806	(806)	—	—	—
Repurchase to satisfy withholding and cancelled	(13,122)	(61)	—	—	—	(61)
Share-based compensation	—	—	1,038	—	—	1,038
Balance at December 31, 2020	19,821,090	$131,455	$3,025	$(63,863)	$(1,708)	$68,909
Net loss	—	—	—	(4,573)	—	(4,573)
Loss on foreign currency translation	—	—	(11)	—	(2,511)	(2,522)
Employee 2004 and 2019 incentive plan grant	126,704	807	(807)	—	—	—
Repurchase to satisfy withholding and cancelled	(7,307)	(56)	—	—	—	(56)
Share-based compensation	—	—	1,057	—	—	1,057
Balance at December 31, 2021	19,940,487	$132,206	$3,264	$(68,436)	$(4,219)	$62,815

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,573)	$(13,610)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	4,343	4,354
Gain on sale of discontinued operations	—	(319)
Gain from extinguishment of debt	—	(595)
Gain on forward currency contract	(278)	—
Changes in allowances for doubtful accounts	42	(478)
Gain on Payroll Protection Program loan forgiveness	(3,747)	—
Inventory write-down	3,226	—
Changes in inventory reserves	(1,621)	(1,021)
Changes in deferred income taxes	(106)	458
Amortization of deferred financing cost	111	376
Write-down of goodwill	1,130	6,585
Write-down of intangibles	872	137
Write-down of fixed assets	76	—
Amortization of debt discount	152	508
Share-based compensation	1,056	1,038
Deferred gain on sale and lease back	(80)	(80)
Reserves for uncertain tax provisions	—	(131)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(322)	5,954
(Increase) decrease in other receivable	(1,947)	870
(Increase) decrease in inventory	(12,777)	4,746
(Increase) decrease in prepaid expenses	(273)	2,772
Increase in other assets	(89)	(1,065)
Increase in accounts payable	14,221	165
Increase in deferred income	—	3,747
Increase (decrease) in accrued expenses	3,293	(1,913)
Increase in other current liabilities	4,973	738
Decrease in other long-term liabilities	(226)	(1,200)
Net cash provided by operating activities	7,456	12,036
Cash flows from investing activities:
Proceeds from the sale of assets from discontinued operations	—	1,553
Purchase of property and equipment	(890)	(709)
Investment in intangibles other than goodwill	(247)	—
Net cash (used) provided by investing activities	(1,137)	844
Cash flows from financing activities:
Payments on revolving term credit facilities	—	(3,500)
Borrowings on revolving term credit facility	—	16,300
Net borrowings (repayments) on working capital facilities	3,055	(2,276)
Repayments on convertible notes	—	(22,500)
New borrowings- other	1,095	246
Note payments	(3,704)	(8,287)
Bank fees and cost related to new financing	—	(194)
Shares repurchased for income tax withholding on share-based compensation	(56)	(61)
Payments on finance lease obligations	(344)	(496)
Net cash provided by (used) for financing activities	46	(20,768)
Net increase (decrease) in cash and cash equivalents	6,365	(7,888)
Effect of exchange rate changes on cash	(2,185)	1,712
Cash and cash equivalents at the beginning of the year	17,401	23,577
Cash and cash equivalents at end of period	$21,581	$17,401

(See Note 16 for other supplemental cash flow information)

*Includes related party activities, see Note 20.

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Note 1. Nature of Operations

The Company is a leading provider of engineered lifting solutions. The Company reports in a single business segment and has four operating segments, under which there are five reporting units. The Company has integrated Manitex and Badger reporting units into one operating segment as a substantial portion of the sales from Badger are intercompany sales to Manitex. While the Company continues to report Badger as a separate reporting unit, its results are combined with Manitex and reported at the combined Manitex operating segment. The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries.

Manitex markets a comprehensive line of boom trucks, truck cranes and sign cranes. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including roads, bridges and commercial construction.

Badger is a manufacturer of specialized rough terrain cranes and material handling products.

PM Oil and Steel S.p.A. (“PM” or “PM Group”) is a leading Italian manufacturer of truck- mounted hydraulic knuckle boom cranes with a 50-year history of technology and innovation, and a product range spanning more than 50 models. PM is also a manufacturer of truck-mounted aerial platforms with a diverse product line and an international client base. Through its consolidated subsidiaries, PM Group has locations in Modena, Italy; Valencia, Spain; Arad, Romania; Chassieu, France; Buenos Aires, Argentina; Santiago, Chile; Singapore and Querétaro, Mexico.

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

Crane and Machinery, Inc. (“C&M”) is a distributor of the Company’s products. Crane and Machinery Leasing, Inc. (“C&M Leasing”) rents equipment manufactured by the Company as well as a limited amount of equipment manufactured by third parties.

COVID-19 Pandemic

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

The Company is currently experiencing supply chain disruptions and related logistical bottlenecks that have impacted our ability to meet strong industrial demand and have also, increased costs related to shipping, warehousing, and working capital management. While the Company is doing everything it can to mitigate these expenses and the associated timing issues, certain segments – such as truck chassis – have been more impacted than others. Where appropriate and feasible, we have implemented pricing adjustments to protect margins and, in tandem, are building inventory to meet our customer requirements. In addition, the Company is actively managing costs and working to further streamline operations where needed. Furthermore, the Company has modified its business practices to manage expenses (including practices regarding employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences). We continue to take steps intended to minimize the negative impact of the COVID-19 pandemic on our business and to protect the safety of our employees and customers.

Discontinued Operations

Manitex Sabre, Inc. (“Sabre”)

On August 21, 2020, the Company entered into an Asset Purchase Agreement to sell Manitex Sabre, Inc. to an affiliate of Super Steel, LLC for cash proceeds of $1.5 million, subject to certain adjustments based on closing date accounts receivable and inventory. The criterion of asset held for sale had been met and Sabre was reported as a discontinued operation for 2020.

In addition to the cash proceeds from sale of $1.5 million in cash received, the Company may receive maximum royalty and earn-out payments of up to approximately $2.9 million for years 2021 through 2023 if certain revenue criteria are met. The Company has received approximately $0.1 million of such payments to date. The Company will account for the contingent consideration as a gain in accordance with ASC 450. Under this approach, we will recognize the contingent consideration in earnings after the contingency is resolved. See Note 22 for additional discussion related to the sale of Sabre’s business and assets.

Note 2. Basis of Presentation

The consolidated financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, the financial statements are prepared in accordance with GAAP.

Financial statements are presented in thousands of dollars except for share and per share amounts unless otherwise stated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Note 3. Summary of Significant Accounting Policies

The summary of significant accounting policies of Manitex International, Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to GAAP and have been consistently applied in the preparation of the financial statements.

Cash and Cash Equivalents —For purposes of the statement of cash flows, the Company considers all short-term securities purchased with maturity dates of three months or less to be cash equivalents. The cash in the Company's U.S. banks (primarily CIBC) is not fully insured by the FDIC due to the statutory limit of $250.

Restricted Cash—Certain of the Company’s lending arrangements require the Company to post collateral or maintain minimum cash balances in escrow. These cash amounts are reported as current assets on the balance sheets based on when the cash will be contractually released. Total restricted cash was $222 and $240 at December 31, 2021 and 2020, respectively.

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

 Allowance for Doubtful Accounts —Accounts receivable are stated at the amounts the Company’s customers are invoiced and do not bear interest. The Company has adopted a policy consistent with GAAP for the periodic review of its accounts receivable to determine whether the establishment of an allowance for doubtful accounts is warranted based on the Company’s assessment of the collectability of the accounts. The Company established an allowance for bad debt of $2.4 million and $2.6 million at December 31, 2021 and 2020, respectively. The Company also has in some instances a security interest in its accounts receivable until payment is received.

Property, Equipment and Depreciation —Property and equipment are stated at cost or the fair market value at date of acquisition for property and equipment acquired in connection with the acquisition of a company. Depreciation of property and equipment is provided over the following useful lives:

Asset Category	Depreciable Life
Buildings	12 –33 years
Machinery and equipment	3 – 20 years
Furniture and fixtures	3 – 7 years
Leasehold improvements	1 – 12 years
Motor Vehicles	3 – 5 years
Computer software	3 – 5 years

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation of property, and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 2021 and 2020 was $2,061 and $2,011, respectively.

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

Under “ASC 350”, entities are provided with the option of first performing a qualitative assessment on none, some, or all of its reporting units to determine whether it is more likely-than-not that the fair value of a reporting unit is less than its carrying value. If after completing a qualitative analysis, it is determined that it is more likely-than-not that the fair value of a reporting unit is less than its carrying value a quantitative analysis is required.

The Company evaluates its consolidated goodwill by identifying potential impairment by comparing the reporting unit’s estimated fair value to its carrying value, including goodwill. The Company evaluates goodwill for impairment using a business valuation method, which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third-party buyer. The market approach was also considered in evaluating the potential for impairment by calculating fair value based on multiples of earnings before interest, taxes, depreciation and amortization (EBITDA) of comparable, publicly traded companies. The Company also observed implied EBITDA multiples from relatively recent merger and acquisition activity in the industry, which was used to test the reasonableness of the results. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any, would be recognized. The loss recognized would not exceed total amount of goodwill allocated to that reporting unit.

The Company performed its annual impairment assessment as of October 1, 2021 and determined its goodwill was impaired. The Company recognized $1.1 million and $6.6 million impairment related to goodwill for the year ended December 31, 2021 and 2020, respectively.

Impairment of Long-Lived Assets — The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value. Future cash flow projections include assumptions for future sales levels, the impact of cost reduction programs, and the level of working capital needed to support each business. The amount of any impairment then recognized would be calculated as the difference between the estimated fair value and the carrying value of the asset. The Company recognized a $1.0 million impairment related to patents, tradenames, customer relationships, and fixed assets for the year ended December 31, 2021. The Company recognized $0.1 million in impairment related to tradenames and customer relationships for the year ended December 31, 2020.

Inventory, net —Inventory consists of stock materials and equipment stated at the lower of cost (first in, first out) or net realizable value. All equipment classified as inventory is available for sale. The Company records excess and obsolete inventory reserves. The estimated reserve is based upon specific identification and/or historical experience of excess or obsolete inventories. Selling, general and administrative expenses are expensed as incurred and are not capitalized as a component of inventory. In valuing inventory, the Company is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at lower of cost or NRV. These assumptions require the Company to analyze the aging of and forecasted demand for its inventory, forecast future product sales prices, pricing trends and margins, and to make judgments and estimates regarding obsolete or excess inventory. Future product sales prices, pricing trends and margins are based on the best available information at that time including actual orders received, negotiations with the Company’s customers for future orders, including their plans for expenditures, and market trends for similar products. The Company’s judgments and estimates for excess or obsolete inventory are based on analysis of actual and forecasted usage.

Accounting for Paycheck Protection Program — During April 2020, the Company entered a loan transaction pursuant to which the Company received proceeds of $3.7 million under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying companies and is administered by the U.S. Small Business Administration (“SBA”).

The PPP loan was evidenced by a promissory note between the Company and CIBC. The promissory note had a two-year term, accrued interest at the rate of 1.0% per annum, and was prepayable at any time without payment of any premium. No payments of principal or interest were due during the six-month period beginning on the date of the promissory note.

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

The Company applied for forgiveness of the PPP loan during November 2020 and in June 2021, the Company received confirmation that the application for forgiveness of the PPP loan had been approved by the SBA. The loan forgiveness of $3.7 million was applied to the Company’s entire outstanding PPP loan balance from CIBC. The Company recorded the forgiveness as Gain on Paycheck Protection Program loan forgiveness in Other Income (Expense) on the Consolidated Statement of Operations. The gain on loan forgiveness is not subject to U.S. taxation. This deductible permanent difference is offset by a change in the U.S. valuation allowance and therefore has no impact on the effective tax rate.

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

Research and Development Expenses— The Company expenses research and development costs, as incurred. For the periods ended December 31, 2021 and 2020 expenses were $3,332 and $3,227, respectively.

Advertising —Advertising costs are expensed as incurred and were $737 and $489 for the years ended December 31, 2021 and 2020, respectively.

Retirement Benefit Costs and Termination Benefits —Payments to defined contribution retirement benefit plans are recognized as an expense when employees have rendered service entitling them to the contributions. Employees in Italy are entitled to Trattamento di Fine Rapporto (“TFR”), commonly referred to as an employee leaving indemnity, which represents deferred compensation for employees in the private sector. Under Italian law, an entity is obligated to accrue for TFR on an individual employee basis payable to each individual upon termination of employment (including both voluntary and involuntary dismissal). The expense is recognized in the personnel costs, either in Selling, General, and Administrative expense or Cost of Goods Sold, in the Consolidated Statements of Operations and the accrual is recorded in other long-term liability in the Consolidated Balance Sheets.

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

Adoption of Highly Inflationary Accounting in Argentina— GAAP guidance requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100 percent. Under highly inflationary accounting, PM Argentina’s functional currency became the Euro (its parent company’s reporting currency), and its income statement and balance sheet have been measured in Euros using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in other (income) and expense, net and was not material.  As of December 31, 2021, PM Argentina had an insignificant net peso monetary position. Net sales of PM Argentina were less than 5 percent of our consolidated net sales for the years ended December 31, 2021 and 2020, respectively.

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

Accrued Warranties —Warranty costs are accrued at the time revenue is recognized and the expense is recorded in Statement of Operations in Cost of Sales. The Company’s products are typically sold with a warranty covering defects that arise during a fixed period of time. The specific warranty offered is a function of customer expectations and competitive forces.

A liability for estimated warranty claims is accrued for at the time of sale. The liability is established using historical warranty claim experience. The current provision may be adjusted to take into account unusual or non-recurring events in the past or anticipated changes in future warranty claims. Adjustments to the initial warranty accrual are recorded if actual claim experience indicates that adjustments are necessary.

As of December 31, 2021 and 2020, accrued warranties were $1,578 and $1,292, respectively.

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

Note 4. Revenue Recognition

The following table disaggregates our sources of revenues for the years indicated (ended December 31):

	2021	2020
Boom trucks, knuckle boom & truck cranes	$128,768	$96,007
Aerial platforms	27,179	20,385
Part sales	25,769	25,657
Other equipment	23,560	17,033
Services	5,424	4,168
Rough terrain cranes	839	4,248
Net Revenue	$211,539	$167,498

	2021	2020
Equipment sales	$180,346	$137,673
Part sales	25,769	25,657
Services	5,424	4,168
Net Revenue	$211,539	$167,498

The Company attributes revenue to different geographic areas based on where items are shipped to or services are performed. The following table provides details of revenues by geographic area for the years ended December 31, 2021 and 2020, respectively.

	2021	2020
United States	$77,881	$71,406
Italy	36,876	25,582
Canada	20,827	8,656
Chile	12,232	8,397
France	10,359	8,522
Other	53,364	44,935
	$211,539	$167,498

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

The following table summarizes changes in customer deposits for the year ended December 31, 2021 and 2020:

	2021	2020
Customer deposits at January 1,	$2,363	$1,493
Additional customer deposits received where revenue has not yet been recognized	11,447	7,019
Revenue recognized from customer deposits	(6,446)	(6,188)
Effect of change in exchange rates	(243)	39
Customer deposits at December 31,	$7,121	$2,363

Note 5. Earnings per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Details of the calculations are as follows:

	For the Years Ended December 31,
	2021	2020
Net (loss) income from continuing operations	$(4,573)	$(12,719)
Loss from discontinued operations, net of income taxes	—	(891)
Net Loss	$(4,573)	$(13,610)
Loss (earnings) per share
Basic
Loss from continuing operations	$(0.23)	$(0.64)
Loss from discontinued operations, net of income taxes	$—	$(0.05)
Net loss	$(0.23)	$(0.69)
Diluted
(Loss) income from continuing operations	$(0.23)	$(0.64)
Loss from discontinued operations, net of income taxes	$—	$(0.05)
Net loss	$(0.23)	$(0.69)
Weighted average common shares outstanding
Basic and Dilutive	19,900,117	19,773,081

The following securities were not included in the computation of diluted earnings per share as their effect would have been antidilutive:

	For the Years Ended December 31,
	2021	2020
Unvested restricted stock units	286,227	242,586
Options to purchase common stock	97,437	97,437
	383,664	340,023

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

The following is a summary of items that the Company measured at fair value during the periods:

	Fair Value at December 31, 2021
	Level 1	Level 2	Level 3	Total
Asset:
Forward currency exchange contracts	$—	$75	$—	$75
Total current assets at fair value	$—	$75	$—	$75

Liabilities:
Valla contingent consideration	$—	$—	$207	$207
Total liabilities at fair value	$—	$—	$207	$207

	Fair Value at December 31, 2020
Liabilities:
Valla contingent consideration	$—	$—	$224	$224
Forward currency exchange contracts	—	267	—	267
Total liabilities at fair value	$—	$267	$224	$491

Fair Value Measurements Using Significant Unobservable Inputs (level 3)
Liabilities:	Valla Contingent Consideration
Balance at December 31, 2020	$224
Effect of change in exchange rates	(17)
Balance at December 31, 2021	$207

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

The book and fair value of the Company’s term debt was $12,814 for the year ended December 31, 2021, and $16,532 for the year ending December 31, 2020. The book and fair value of the Company’s finance leases were $4,221 and $5,044 for the year ended December 31, 2021, respectively and $4,565 and $5,592 for the year ending December 31, 2020, respectively. There is no difference between the book value and the fair value for amount recorded in connection with the liability recorded for a long-term legal settlement, which was $687 and $765 for the years ending December 31, 2021 and 2020, respectively.

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

Forward Currency Contracts

The Company enters into forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. The forward currency exchange contracts that the Company has to offset existing assets and liabilities denominated in other than the reporting units’ functional currency have been determined not to be considered a hedge under ASC 815-10. The Company records the forward currency exchange contracts at its market value with any associated gain or loss being recorded in current earnings. Both realized and unrealized gains and losses related to forward currency contracts are included in current earnings and are reflected in the Consolidated Statements of Operations in the other income (expense) section on the line titled foreign currency transaction loss. Items denominated in other than a reporting unit functional currency include certain intercompany receivables due from the Company’s Italian subsidiaries and accounts receivable and accounts payable of our Italian subsidiaries and their subsidiaries.

PM Group has an intercompany receivable denominated in Euros from its Chilean subsidiary.  At December 31, 2021, the Company had entered into a forward currency exchange contracts that matured on January 31, 2022.  Under the contract the Company was obligated to sell 2,500,000 Chilean Pesos for 2,634 Euros. The purpose of the forward contract is to mitigate the income effect related to this intercompany receivable that results with a change in exchange rate between the Euro and the Chilean Peso.

The following table provides the location and fair value amounts of derivative instruments that are reported in the Consolidated Balance Sheet as of December 31, 2021 and 2020:

Total derivatives not designated as a hedge instrument

		Fair Value
		As of December 31,
	Balance Sheet Location	2021	2020
Asset Derivatives
Foreign currency exchange contracts	Prepaid expense and other	$75	$—
Total derivative assets		$75	$—

Liabilities Derivatives
Foreign currency exchange contracts	Accrued expense	$—	$267
Total derivative liabilities		$—	$267

The following tables provide the effect of derivative instruments on the Consolidated Statement of Operations for 2021 and 2020:

Derivatives not designated as Hedge Instrument	Location of gain or (loss) recognized in Statement of Operations	Years ended December 31,
		2021	2020
Forward currency contracts	Foreign currency transaction gains (losses)	$278	$(167)
Total derivatives gain (loss)		$278	$(167)

During 2021 and 2020, there were no forward currency contracts designated as cash flow hedges.  As such, all gains and loss related to forward currency contracts during 2021 and 2020 were recorded in current earnings and did not impact other comprehensive income.

Note 8. Inventory, net

The components of inventory at December 31, are summarized as follows:

	2021	2020
Raw materials and purchased parts	$42,983	$33,172
Work in process	3,938	3,845
Finished goods and replacement parts	18,044	19,038
Inventories, net	$64,965	$56,055

The Company has established reserves for obsolete and excess inventory of $9,884 and $8,451 as of December 31, 2021 and 2020, respectively.

The Company’s restructuring plan resulted in inventory write-downs of $3.2 million recorded as of December 31, 2021. See Note 23 for information regarding the restructuring plan.

Note 9. Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31, 2021 and 2020, respectively:

	2021	2020
Machinery and equipment	$10,605	$10,925
Buildings	9,649	10,130
Finance lease - building	4,606	4,606
Land	4,138	4,437
Furniture and fixtures	2,612	2,653
Computer equipment	1,728	1,683
Leasehold improvements	1,504	1,501
Construction in progress	187	139
Motor vehicles	93	93
Totals	35,122	36,167
Less: accumulated depreciation	(16,359)	(15,505)
Less: accumulated depreciation - finance lease	(2,303)	(1,939)
Net property and equipment	$16,460	$18,723

Depreciation expense was $2,041 (net of $20 amortization of deferred gain on building) and $2,011 (net of $80 amortization of deferred gain on building) in 2021 and 2020, respectively. See Note 13 for information regarding finance leases.

The Company’s restructuring plan resulted in an impairment charge to its fixed assets at Badger for less than $0.1 million. See Note 23 for information regarding the restructuring plan.

Note 10. Goodwill and Other Intangible Assets

Intangible assets were comprised of the following as of December 31:

	Weighted Average Amortization Period Remaining (in years)	Gross Carrying Amount	Accumulated Amortization	December 31, 2021 Net Carrying Amount
Patented and unpatented technology	3	$16,848	$(13,845)	$3,003
Customer relationships	3	18,077	(13,017)	5,060
Trade names and trademarks	10	4,269	(2,595)	1,674
Software	5	160	(8)	152
Indefinite lived trade names		2,057		2,057
Total intangible assets, net				$11,946

	Weighted Average Amortization Period Remaining (in years)	Gross Carrying Amount	Accumulated Amortization	December 31, 2020 Net Carrying Amount
Patented and unpatented technology	6	$18,643	$(14,587)	$4,056
Customer relationships	5	19,552	(12,753)	6,799
Trade names and trademarks	11	4,829	(2,677)	2,152
Indefinite lived trade names		2,664		2,664
Total intangible assets, net				$15,671

Amortization expense was $2,282 and $2,218 for the periods ended December 31, 2021 and 2020, respectively.

Estimated amortization expense for the next five years and subsequent is as follows:

Amount
2022	$2,748
2023	2,748
2024	2,748
2025	496
2026	343
And subsequent	806
Total intangibles currently to be amortized	9,889
Intangibles with indefinite lives not amortized	2,057
Total intangible assets	$11,946

Changes in the Company’s goodwill are as follows:

Goodwill
Balance December 31, 2019	$32,635
Goodwill impairment	(6,585)
Effects of change in exchange rate	1,422
Balance December 31, 2020	27,472
Goodwill impairment	(1,130)
Effects of change in exchange rate	(1,393)
Balance December 31, 2021	$24,949

The Company performed its annual impairment assessment as of October 1, 2021. The valuation analysis performed identified an impairment of goodwill. As the fair value was less than its carrying value, the Company recorded an impairment charge on its Valla reporting unit of $1.1 million. The Company’s policy is to assess the realizability of its intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value. Future cash flow projections include assumptions for future sales levels, the impact of cost reduction programs, and the level of working capital needed to support each business. The amount of any impairment then recognized would be calculated as the difference between the estimated fair value and the carrying value of the asset. Based on the quantitative assessment performed, Valla’s carrying value of intangible assets is not supported by the enterprise value of the business driven by the cash flows of the business and as such the intangible assets are fully impaired as of December 31, 2021.  An impairment charge to intangible assets was recorded at our Valla reporting unit in the amount of $0.5 million. In addition, the Company’s restructuring plan resulted in an impairment charge to intangible assets at Badger for $0.3 million. See Note 23 for information regarding the restructuring plan.

The Company performed its annual impairment assessment as of March 31, 2020, prior to its October 1, 2020 annual measurement date. The valuation analysis was performed at March 31, 2020 due to the Company identifying a triggering event. Subsequently, a step 0 analysis was performed at December 31, 2020 indicating no impairment. As of the valuation date, the global economy and the financial markets were experiencing severe adverse effects from the (COVID-19) pandemic. While uncertainty remains as to its ultimate impact and duration, the COVID-19 pandemic is causing tremendous hardships globally and adversely impacting global and financial market conditions. At March 31, 2020, the Company considered a decrease in its market capitalization to be a triggering event and as such a valuation analysis was performed and goodwill and intangible assets were determined to be impaired, and as such non-cash impairment charges were made to selling, general and administrative expense and shown separately on the Consolidated Statement of Operations as impairment of intangibles. In order to more closely align the estimated fair values of our reporting units to our overall market capitalization, an increase to our risk premium utilized within our discounted cash flows analysis was applied, resulting in an impairment charge to goodwill and intangible assets at our PM reporting unit in the amount of $6.6 million and $0.1 million, respectively.

While there was $1.1 million of goodwill impairment recognized as a result of the 2021 annual impairment test related to the Valla business unit, a reasonably possible unexpected deterioration in financial performance or adverse change in earnings may result in a further impairment in the other business units.

Note 11. Accrued Expenses

	As of December 31,
	2021	2020

Accrued payroll and benefits	$3,362	$2,511
Accrued income tax and other taxes	2,473	1,127
Accrued vacation expense	1,701	1,398
Accrued warranty	1,578	1,292
Accrued expenses—other	1,425	1,581
Total accrued expenses	$10,539	$7,909

Note 12. Revolving Term Credit Facilities and Debt

Debt is summarized as follows:

	December 31, 2021	December 31, 2020
U.S. Credit Facilities	$12,800	$12,800
Italy Short-Term Working Capital Borrowings	15,676	13,603
Italy Group Term Loan	12,472	15,871
Other	342	661
Total debt	41,290	42,935
Less: Debt issuance costs	(83)	(194)
Debt net of issuance costs	$41,207	$42,741

U.S.  Credit Facilities

At December 31, 2021, the Company and its U.S. subsidiaries have a Loan and Security Agreement, as amended (the “Loan Agreement”) with CIBC.  The Loan Agreement provides a revolving credit facility with a maturity date of July 20, 2023.   The aggregate amount of the facility is $30 million.

The maximum borrowing available to the Company under the Loan Agreement is limited to: (1) 85% of eligible receivables; plus (2) 50% of eligible inventory valued at the lower of cost or net realizable value subject to a $20 million limit; plus (3) 80% of eligible used equipment, as defined, valued at the lower of cost or market subject to a $2 million limit; plus (4) 50% of eligible Mexico receivables (as defined) valued at the lower of cost or net realizable value subject to a $0.4 million limit.  At December 31, 2021 and 2020, the maximum the Company could borrow based on available collateral was $24.0 million and $21.9 million, respectively. At December 31, 2021, the Company had $12.8 million in borrowings (less $0.1 million in debt issuance cost for a net debt of $12.7 million) with approximately $11.2 million available to borrow under its revolving credit facility. At December 31, 2020, the Company had $12.8 million in borrowings (less $0.2 million in debt issuance cost for a net debt of $12.6 million) with approximately $9.1 million available to borrow under its revolving credit facility. The indebtedness under the Loan Agreement is collateralized by substantially all of the Company’s assets, except for certain assets of the Company’s subsidiaries.

The Loan Agreement provides that the Company can opt to pay interest on the revolving credit at either a base rate plus a spread, or a LIBOR rate plus a spread. The base rate and the LIBOR rate are subject to a floor of 0.50%. The LIBOR spread ranges from 1.75% to 2.25% depending on the Adjusted Excess Availability.   Funds borrowed under the LIBOR option can be borrowed for periods of one, two, or three months and are limited to four LIBOR contracts outstanding at any time. In addition, a fee of 0.375% is applied for the unused portion of the revolving facility and is payable monthly. In March of 2021, the Company amended the Loan Agreement to include a Hedging Agreement for interest rate protection with respect to LIBOR Loans.  The Company was in compliance with its covenants as of December 31, 2021.

The Loan Agreement has a Letter of Credit facility of $3 million. As of December 31, 2021, there was no outstanding Letters of Credit which offset availability under the revolving facility.

PM Group Short-Term Working Capital Borrowings

At December 31, 2021 and 2020, respectively, PM Group had established demand credit and overdraft facilities with five banks in Italy, one bank in Spain and twelve banks in South America. Under the facilities, as of December 31, 2021 and 2020 respectively, PM Group can borrow up to $21,449 and $25,133 for advances against invoices, letter of credit and bank overdrafts. These facilities are divided into two types: working capital facilities and cash facilities. For the year ended December, 31, 2021 and 2020, interest on the Italian working capital facilities is charged at the 3-month Euribor plus 175 or 200 basis points and 3-month Euribor plus 350 basis points, respectively. Interest on the South American facilities is charged at a flat rate of points for advances on invoices ranging from 8% - 55%. During June 2021, the loan agreement was renewed removing the existing expiration date.

At December 31, 2021, the Italian banks had advanced PM Group $14,874. There were no advances to PM Group from the Spanish bank, and the South American banks had advanced PM Group $463.   At December 31, 2020, the Italian banks had advanced PM Group $12,904. There were no advances to PM Group from the Spanish bank, and the South American banks had advanced PM Group $120.

Valla Short-Term Working Capital Borrowings

At December 31, 2021 and 2020, respectively, Valla had established demand credit and overdraft facilities with two Italian banks. Under the facilities, Valla can borrow up to $634 for advances against orders, invoices and bank overdrafts. Interest on the Italian working capital facilities is charged at a flat percentage rate for advances on invoices and orders ranging from 1.67% - 5.75% for both 2021 and 2020. At December 31, 2021 and 2020, the Italian banks had advanced Valla $339 and $579.

PM Group Term Loans

At December 31, 2021 and 2020, PM Group has a $5,930 and $7,035 term loan that is split into a note and a balloon payment and is secured by PM Group’s common stock. The term loan is charged interest at a fixed rate of 3.5% and has annual principal payments of approximately $600 per year and a balloon payment of $3,397 in 2026.

At December 31, 2021 and 2020, PM Group has unsecured borrowings totaling $6,542 and $8,836, respectively. The borrowings have a fixed rate of interest of 3.5%.

Annual payments of $1,636 are payable ending in 2025.

At December 31, 2021, PM Group was subject to certain financial covenants including maintaining (1) Net debt to EBITDA, (2) Net debt to equity, and (3) EBITDA to net financial charges ratios. The covenants were measured on a semi-annual basis. The Company was in compliance with the loan covenants at December 31, 2021 and 2020.  After December 31, 2021, the financial covenants will no longer apply.

Schedule of Debt Maturities

Scheduled annual maturities of the principal portion of debt outstanding at December 31, 2021 in the next five years and the remaining maturity in aggregate are summarized below. Amounts shown include the debt described above in this footnote.

	North America	Italy	Total
2022	$353	$17,995	$18,348
2023	12,800	2,292	15,092
2024	—	2,286	2,286
2025	—	2,309	2,309
2026	—	3,400	3,400
Thereafter	—	—	—
	13,153	28,282	41,435
Debt discount related to non-interest-bearing debt	—	(145)	(145)
Debt issuance cost	(83)	—	(83)
Total	$13,070	$28,137	$41,207

At December 31, 2021, the Company’s weighted average interest rate on debt at year end was 2.6%.

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

If there was a rate explicit in the lease, this was the discount rate used. For those leases with no explicit or implicit interest rate, an incremental borrowing rate was used.  The weighted average remaining useful life for operating and finance leases was 4 and 6 years, respectively. The weighted average discount rate for operating and finance leases was 5.2% and 12.5% respectively.

Leases (thousands)	Classification	12/31/2021	12/31/2020
Assets
Operating lease assets	Operating lease assets	$3,563	$4,068
Finance lease assets	Fixed assets, net	2,303	2,847
Total leased assets		$5,866	$6,915

Liabilities
Current
Operating	Current liabilities	$1,064	$1,167
Financing	Current liabilities	399	344

Noncurrent
Operating	Noncurrent liabilities	2,499	2,901
Financing	Noncurrent liabilities	3,822	4,221
Total lease liabilities		$7,784	$8,633

Lease Cost (thousands)	Classification	For the year ended December 31, 2021	For the year ended December 31, 2020
Operating lease costs	Operating lease assets	$1,194	$1,009
Finance lease cost
Amortization of leased assets	Amortization	364	1,135
Interest on lease liabilities	Interest expense	551	588
Lease cost		$2,109	$2,732

Other Information (thousands)	For the year ended December 31, 2021	For the year ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,194	$1,172
Operating cash flows from finance leases	$551	$588
Financing cash flows from finance leases	$328	$612

Future minimum lease payments are:

	Operating Leases	Finance Leases
2022	$1,181	$904
2023	974	932
2024	627	960
2025	412	988
2026	393	1,018
Subsequent	342	1,405
Total undiscounted lease payments	3,929	6,207
Less interest	(366)	(1,986)
Total liabilities	$3,563	$4,221
Less current maturities	(1,064)	(399)
Non-current lease liabilities	$2,499	$3,822

Operating Leases

The Company leases office and production space under various non-cancellable operating leases that expire no later than 2029. Certain real estate leases include one or more options to renew. The exercise of lease renewal options is at the Company's sole discretion. Options to extend the lease are included in the lease term when it is reasonably certain the Company will exercise the option. The Company also has production equipment, office equipment and vehicles under operating leases. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option that is reasonably certain of exercise. Certain leases include rental payments adjusted periodically for inflation. The lease agreements do not contain any material residual value guarantee or material restrictive covenants.

Note 14. Convertible Notes

Related Party

On December 19, 2014, the Company issued a subordinated convertible debenture with a $7,500 face amount payable to Terex, a related party. The convertible debenture was subordinated, carried a 5% per annum coupon, and was convertible into Company common stock at a conversion price of $13.65 per share or a total of 549,451 shares, subject to customary adjustment provisions. The debenture matured on December 19, 2020 and $7,500 was repaid in full during 2020.

Perella Notes

On January 7, 2015, the Company entered into a Note Purchase Agreement with MI Convert Holdings LLC (which is owned by investment funds constituting part of the Perella Weinberg Partners Asset Based Value Strategy) and Invemed Associates LLC (together, the “Investors”), pursuant to which the Company agreed to issue $15,000 in aggregate principal amount of convertible notes due January 7, 2021 (the “Perella Notes”) to the Investors. The Notes were subordinated, carried a 6.50% per annum coupon, and were convertible, at the holder’s option, into shares of Company common stock, based on an initial conversion price of $15.00 per share, subject to customary adjustments.

As of December 31, 2020, the Company had paid off the $15,000 balance of the note in full.

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

Information pertaining to the Company’s income before income taxes from continuing operations is as follows:

	Years ended December 31,
	2021	2020
(Loss) income before income taxes:
Domestic	$(5,467)	$(6,566)
Foreign	2,111	(5,479)
Total net (loss) income before income taxes	$(3,356)	$(12,045)

Information pertaining to the Company’s provision for income taxes for continuing operations is as follows:

	Years ended December 31,
	2021	2020
Expense (benefit) for income taxes:
Current:
Federal	$(4)	$(28)
State and local	(58)	(112)
Foreign	1,330	488
	1,268	348
Deferred:
Federal	—	32
State and local	52	187
Foreign	(103)	107
	(51)	326
Total expense for income taxes	$1,217	$674

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2021	2020
Deferred tax assets:
Accrued expenses	$669	$532
Inventory	2,337	1,924
Other liabilities	1,696	1,465
Deferred gain	118	137
Net operating loss carryforwards	6,385	5,473
Tax credit carryforwards	1,395	1,341
Capital loss carryforwards	233	238
Unrealized foreign currency loss	70	110
Interest expense	2,888	3,566
Property, plant and equipment	6	296
Total deferred tax asset	15,797	15,082
Deferred tax liabilities:
Intangibles	2,432	3,696
Discount on convertible notes	—	—
Deferred State Income Tax	386	396
Debt	2,199	2,382
Total deferred tax liability	5,017	6,474
Valuation allowance	(11,676)	(9,694)
Net deferred tax (liability) asset	$(896)	$(1,086)

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

As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, we establish a valuation allowance. Any further increases or decreases in the valuation allowance could have an unfavorable or favorable impact on the Company’s income tax provision and net income in the period in which such determination is made.

As of December 31, 2021, the Company had U.S. federal and foreign net operating loss carryforwards of $23.9 million. U.S. net operating loss carryforwards of $4.1 million expire in 2036. The remaining U.S. federal net operating loss carryforward of $16.1 million and the majority of the foreign loss carryforwards of $3.7 million are available for carryforward indefinitely. The Company has state net operating losses of approximately $0.5 million that are set to expire at varying periods between 2025 and 2041 if not utilized. As of December 31, 2021, the Company has a Texas Margin Tax Credit of $1.0 million and U.S. federal R&D credits of $0.1 million that may be utilized through 2026 and 2037, respectively. The Company has capital loss carryforwards of $1.0 million expiring in 2022.

The effective tax rate before income taxes varies from the current U.S. federal statutory income tax rate as follows:

	Years ended December 31,
	2021	2020
Statutory rate	21.0%	21.0%
State and local taxes	(1.2)%	0.5%
Permanent differences	8.8%	(19.4)%
Tax credits	0.0%	0.0%
Foreign operations	(3.3)%	(1.3)%
Uncertain tax positions	7.3%	(0.8)%
Valuation allowance	(59.1)%	(5.1)%
Other	(9.8)%	(0.5)%
	(36.3)%	(5.6)%

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, is as follows:

	2021	2020
Balance at January 1,	$3,546	$4,295
(Decrease) increases in tax positions for current years	123	(375)
Other	(14)	(42)
Lapse in statute of limitations	(515)	(235)
Settlements	(112)	(97)
Balance at December 31,	$3,028	$3,546

Of the amounts reflected in the above table at December 31, 2021, approximately $1.2 million would reduce the Company’s annual effective tax rate if recognized. This amount considers the indirect effects of offsetting tax positions in different jurisdictions. The Company records accrued interest and penalties related to income tax matters in the provision for income taxes in the accompanying consolidated statements of operations. For the years ended December 31, 2021 and 2020, interest and penalties recognized on unrecognized tax benefits were $(187) and $(287), respectively. The accrued balance as of December 31, 2021 and 2020 was $309 and $495, respectively. Included in the unrecognized tax benefits is a liability for the Romania income tax audit for tax years 2012-2016.  Depending upon the final resolution of the audits, the uncertain tax position liabilities could be higher or lower than the amount recorded at December 31, 2021.

The Company files income tax returns in the United States, Italy, Romania, Argentina, and Chile as well as various state and local tax jurisdictions with varying statutes of limitations. With a few exceptions, the Company is no longer subject to examination by the tax authorities for U.S. federal or state for the years before 2018, or foreign examinations for years before 2012.

Note 16. Supplemental Cash Flow Disclosures

Interest received and paid and income taxes paid (refunds) during the years ended December 31, 2021 and 2020 were as follows:

	2021	2020
Interest received in cash	$43	$97
Interest paid in cash	2,148	4,345
Income taxes paid (refunds) in cash	1,342	536

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

The amount paid in matching contributions by the company for 2021 and 2020 were $319 and $336, respectively.

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

The amount paid by the company for 2021 and 2020 was $385 and $521, respectively. The amount allocated to the Employee severance indemnity provision in 2021 and 2020 were $810 and $689, respectively.

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

The following table summarizes the changes in product warranty liability:

	2021	2020
Balance January 1,	$1,292	$1,604
Provision for warranties issued during the year	3,625	2,573
Warranty services provided	(3,293)	(3,091)
Changes in estimates	-	177
Foreign currency translation	(46)	29
Balance December 31,	$1,578	$1,292

Note 19. Equity

Stock issued to employees and Directors

The Company issued shares of common stock to employees and Directors at various times in 2021 and 2020 as restricted stock units issued under the Company’s 2004 and 2019 Incentive Plan. Upon issuance entries were recorded to increase common stock and decrease paid in capital for the amounts shown below. The following is a summary of stock issuances that occurred during the two-year period:

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued (in thousands)
January 1, 2021	Employee	3,300	$20
March 6, 2021	Directors	7,920	47
March 6, 2021	Employees	24,923	147
March 8, 2021	Directors	12,000	93
March 8, 2021	Employee	2,000	15
March 13, 2021	Directors	18,060	133
March 13, 2021	Employees	17,680	130
June 3, 2021	Directors	5,940	43
August 14, 2021	Directors	9,900	44
September 1, 2021	Employee	16,500	93
October 20, 2021	Employee	2,211	10
December 10, 2021	Employee	3,630	17
December 31, 2021	Employee	2,640	16
		126,704	$807

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued (in thousands)
January 1, 2020	Employee	2,250	$13
March 6, 2020	Directors	7,920	47
March 13, 2020	Employee	39,714	292
May 15, 2020	Employee	560	6
May 31, 2020	Directors	6,800	79
August 14, 2020	Directors	9,900	44
August 20, 2020	Employee	333	4
August 21, 2020	Employee	335	2
September 1, 2020	Employee	16,500	93
October 2, 2020	Employee	34,075	210
December 31, 2020	Employee	2,640	16
		121,027	$806

Stock Repurchase

The Company purchased shares of Common Stock at various times from certain employees at the closing price on date of purchase. The stock was purchased from the employees to satisfy employees’ withholding tax obligations related to stock issuances described above. The following is a summary of common stock purchased during 2021 and 2020:

Date of Purchase	Shares Purchased	Closing Price on Date of Purchase
March 6, 2021	2,779	$7.43
March 8, 2021	692	$7.73
March 13, 2021	2,712	$8.29
December 10, 2021	1,124	$6.99
	7,307

March 13, 2020	2,949	$4.34
August 20, 2020	116	$4.37
August 21, 2020	116	$4.23
October 2, 2020	9,941	$4.74
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

The Company awarded a total of 177,800 and 176,000 restricted stock units to employees and directors during 2021 and 2020, respectively. The weighted average grant date fair value of awards made in 2021 was $7.48 per share, compared to $5.49 at 2020. The restricted stock units are subject to the same conditions as the restricted stock awards except the restricted stock units will not have voting rights and the common stock will not be issued until the vesting criteria are satisfied.

The following is a summary of restricted stock units that were awarded during 2021 and 2020:

2021 Grants	Vesting Date	Number of Restricted Stock Units	Closing Price on Date of Grant	Value of Restricted Stock Units Issued
March 8, 2021	March 8, 2021 12,000 units; March 8, 2022 12,000 units; March 8, 2023 12,000 units	36,000	$7.73	$278
March 8, 2021	March 8, 2021 2,000 units; March 8, 2022, 30,294 March 8, 2023 30,294 units; March 8, 2024 31,212 units	93,800	$7.73	$725
June 3, 2021	June 3, 2021 5,940 units; June 3, 2022 5,940 units; June 3, 2023 6,120 units	18,000	$7.29	$131
November 23, 2021	November 23, 2022 6,600 units; November 23, 2023 6,600 units; November 23, 2024 6,800 units	20,000	$6.60	$132
December 31, 2021	December 31, 2022 3,300 units; December 31, 2023 3,300 units; December 31, 2024 3,400 units	10,000	$6.36	$64
		177,800		$1,330

2020 Grants	Vesting Date	Number of Restricted Stock Units	Closing Price on Date of Grant	Value of Restricted Stock Units Issued
January 1, 2020	January 1, 2021 4,950 units; January 1, 2022 4,950 units; January 1, 2023 5,100 units	15,000	$5.95	$89
March 6, 2020	March 6, 2020 7,920 units; March 6, 2021 7,920 units; March 6, 2022 8,160 units	24,000	$5.89	$141
March 6, 2020	March 6, 2021 28,380 units; March 6, 2022 28,380 units; March 6, 2023 29,240 units	86,000	$5.89	$507
August 14, 2020	August 14, 2020 9,900 units; August 14, 2021 9,900 units; August 14, 2022 10,200 units	30,000	$4.41	$132
October 20, 2020	October 20, 2020 3,300 units; October 20, 2021 2,211 units; October 20, 2022 2,211 units; October 20, 2023 2,278 units	10,000	$4.60	$46
December 10, 2020	December 10, 2021 3,630 units; December 10, 2022 3,630 units; December 10, 2023 3,740 units	11,000	$4.67	$51
		176,000		$966

The following table contains information regarding restricted stock units for the years ended December 31, 2021 and 2020, respectively:

	Restricted Stock Units
	2021	2020
Outstanding on January 1,	242,586	198,717
Units granted during period	177,800	176,000
Vested and issued	(119,397)	(107,905)
Vested—issued and repurchased for income tax withholding	(7,307)	(13,122)
Forfeited	(7,455)	(11,104)
Outstanding on December 31	286,227	242,586

Stock Options

On September 1, 2019, 50,000 stock options were granted at $5.62 per share and vest ratably on each of the first three anniversary dates. The following table illustrates the various assumptions used to calculate the Black-Scholes option pricing model for stock options granted on September 1, 2019:

Grant date September 1, 2019
Dividend yields	—
Expected volatility	51%
Risk free interest rate	1.42%
Expected life (in years)	6
Fair value of the option granted	$2.76

Compensation expense in 2021 and 2020 includes $1,056 and $1,038 related to restricted stock units and stock options, respectively. Compensation expense related to restricted stock units and stock options granted will be $688, $307, and $37 for 2022, 2023, and 2024, respectively.

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

C&M is a distributor of Terex rough terrain and truck cranes.  As such, C&M purchases cranes and parts from Terex. The Company had a convertible note with a face amount of $7.5 million paid to Terex. This note was paid off in full in December 2020.

PM is a manufacturer of cranes. PM sold cranes, parts, and accessories to Tadano Ltd. during 2020 and 2021.

As of December 31, 2021, and 2020, the Company had accounts receivable and accounts payable with related parties as shown below:

		December 31, 2021	December 31, 2020
Accounts Receivable	Tadano	$—	$62
	Ram P&E	—	13
		$-	$75

Accounts Payable	Terex	$23	$47
	Tadano	180	80
		$203	$127
Net Related Party Accounts Payable		$203	$52

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the years ended December 31:

	2021	2020
Bridgeview Facility (1)	$-	$276
Sales to:
Tadano (3)	167	708
Terex (4)	43	43
RAM P&E (2)	122	13
Total Sales	$332	$764
Inventory Purchases from:
Tadano (3)	303	96
Terex (4)	403	499
Total Inventory Purchases	$706	$595

(1)

The Company leased its 40,000 sq. ft. Bridgeview facility from an entity controlled by Mr. David Langevin, the Company’s Executive Chairman and former CEO, through December 31, 2020. Pursuant to the terms of the lease, the Company makes monthly lease payments of $23. The Company is also responsible for all the associated operations expenses, including insurance, property taxes, and repairs. The entity controlled by Mr. David Langevin sold the building on December 31, 2020 to an unaffiliated third-party. The new terms of the building lease are substantially the same.

(2)	RAM P&E is owned by the Company’s Executive Chairman’s daughter.

(3)	Tadano is a significant shareholder of the Company and conducts business with the Company in the ordinary course of business.

(4)	Terex is a significant shareholder of the Company and conducts business with the Company in the ordinary course of business.

Note 21. Legal Proceedings and Other Contingencies

The Company is involved in various legal proceedings, including product liability, employment related issues, and workers’ compensation matters which have arisen in the normal course of operations. The Company has product liability insurance with self-insurance retention that range from $50 to $500.

When it is probable that a loss has been incurred and possible to make a reasonable estimate of the Company’s liability with respect to such matters, a provision is recorded for the amount of such estimate to estimate the amount within the range that is most likely to occur. Certain cases are at a preliminary stage, and it is not possible to estimate the amount or timing of any cost to the Company for these cases. However, the Company does not believe that these contingencies, in the aggregate, will have a material adverse effect on the Company.

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

During 2020, the Company changed its insurance coverage and no longer has a deductible obligation. The Company is fully insured for any amount on any individual claim that exceeds the deductible and for any additional amounts of all claims once the aggregate deductible is reached.

On May 5, 2011, Company entered into two separate settlement agreements with two plaintiffs. As of December 31, 2021, the Company has a remaining obligation under the agreements to pay the plaintiffs $950 without interest in 10 annual installments of $95 on or before May 22 of each year. The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total payment will be charged to interest expense over payment period.

It is reasonably possible that the estimated reserve for product liability claims may change within the next 12 months. A change in estimate could occur if a case is settled for more or less than anticipated, or if additional information becomes known to the Company.

Romania Income Tax Audit

As described in Note 15, included in the unrecognized tax benefits is a liability for the Romania income tax audit for tax years 2012-2016. Depending upon the final resolution of the audits, the liability could be higher or lower than the amount recorded at December 31, 2021.

Note 22. Discontinued Operations

Assets and Liabilities Classified as Held for Sale

On August 21, 2020, the Company entered into an Asset Purchase Agreement to sell Manitex Sabre, Inc. to an affiliate of Super Steel, LLC for cash proceeds of $1.5 million, subject to certain adjustments based on closing date accounts receivable and inventory.

In addition to the cash proceeds from the sale of $1.5 million in cash received, the Company may receive maximum royalty and earn-out payments of up to approximately $2.9 million for years 2021 through 2023 if certain revenue criteria are met. The Company has received approximately $0.1 million of such payments to date. The Company will account for the contingent consideration as a gain in accordance with ASC 450. Under this approach, we will recognize the contingent consideration in earnings after the contingency is resolved.

During the year ended December 31, 2020, the Company recorded a gain on the sale of Manitex Sabre of $319.

The calculation of the gain on sale for the year ended December 31, 2020 is as follows:

For the year ended December 31, 2020
Proceeds from sale	$1,489
Transaction Costs	(126)
working capital adjustment	190
Net proceeds	1,553
Net assets sold	(1,234)
Gain on sale before taxes	319
Taxes on gain	—
Gain on sale, net of tax	$319

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

For the year ended December 31,
2020
Net revenues	$3,276
Cost of sales	3,594
Selling, general and administrative expenses	840
Interest expense	62
Other income	332
Net loss from discontinued operations before income tax	(888)
Income tax expense related to discontinued operations	3
Net loss on discontinued operations	$(891)

Note 23. Subsequent Events

On January 12, 2022, Manitex International, Inc. (the “Company”) announced a restructuring plan (the “Restructuring”) that will result in the closure of its Badger Equipment facility in Winona, Minnesota. As part of the Restructuring, the Company intends to move the manufacturing of their straight mast boom cranes and aerial platforms now produced in Winona to its Georgetown, Texas facility. The Restructuring is expected to be completed around March 31, 2022.

The Company recorded a one-time pre-tax charge of $3.6 million related to inventory write-downs, impairment of fixed assets, and impairment of intangible assets in the fourth quarter of 2021. The Company estimates that it will incur severance and other plant closure costs of approximately $0.2 million to $0.4 million in the first quarter of 2022.

These estimates are subject to a number of assumptions, and actual results may differ. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Restructuring.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) and under the supervision of the Audit Committee of the Board of Directors, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2021, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with GAAP and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of management, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that we maintained effective internal controls over financial reporting as of December 31, 2021.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

For the quarter ending December 31, 2021, we have completed enhancements to the design effectiveness of certain internal controls over financial reporting, including enhancements over information technology controls implemented in the fourth quarter of 2021 in response to the previously reported material weakness. There were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act during the year ended December 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These actions, being implemented through the fourth quarter of 2021, allow us to conclude that the material weakness has been fully remediated.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Certain information required by Part III is omitted from this Form 10-K as the Company intends to file with the SEC its definitive Proxy Statement for its 2022 Annual Meeting of Shareholders (the “2022 Proxy Statement”) pursuant to Regulation 14A of the Exchange Act, not later than 120 days after December 31, 2021.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the headings “Nominees to Serve Until the 2023 Annual Meeting,” “Executive Officers of the Company who are not also Directors,” “Delinquent Section 16(a) Reports,” “Committee on Directors and Board Governance,” and “Audit Committee” in our 2022 Proxy Statement is incorporated herein by reference.

Our directors, executive officers and stockholders with ownership of 10% or greater are required, under Section 16(a) of the Exchange Act, to file reports of their ownership and changes to their ownership of our securities with the SEC. Based solely on our review of the reports and any written representations we received that no other reports were required, we believe that, during the year ended December 31, 2021, all of our officers, directors and stockholders with ownership of 10% or greater complied with all Section 16(a) filing requirements applicable to them.

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

The information under the headings “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report on Executive Compensation” “Compensation Discussion and Analysis,” “Executive Compensation,” and “Director Compensation” in our 2022 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the headings “Equity Compensation Plan Information” and “Principal Stockholders” in our 2022 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the headings “Transactions with Related Persons,” “Corporate Governance,” “Compensation Committee,” and “Audit Committee” in our 2022 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the heading “Audit Committee” in our 2022 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this Report:
(1)	Financial Statements

See Index to Financial Statements on page 23.

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

10.3

Lease Agreement, dated May 26, 2010, between Manitex International, Inc. and KB Building, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 28, 2010) (File No. 001-32401).

10.4		Lease Amendment, dated June 6, 2014 between Manitex International, Inc. and KB Building, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 6, 2014).

10.5

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

10.6

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

10.7

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

10.8

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

Exhibit No.		Description

10.9

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

10.10

Fifth Amendment to Loan and Security Agreement, dated as of April 26, 2017, by and among Manitex International, Inc., Manitex Inc., Manitex Sabre, Inc., Badger Equipment Company, Crane and Machinery, Inc., Crane and Machinery Leasing, Inc. and Manitex LLC, The Private Bank and Trust Company (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 4, 2017.

10.11

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

10.12

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

10.13

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

10.14

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

10.15

Tenth Amendment to Loan and Security Agreement, dated as of March 16, 2021, by and among Manitex International, Inc., Manitex Inc., Manitex Sabre, Inc., Badger Equipment Company, Crane and Machinery, Inc., Crane and Machinery Leasing, Inc., Manitex, LLC, and CIBC Bank USA (f/k/a The PrivateBank and Trust Company) and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 6, 2021).

10.16

Investment Agreement, dated July 21, 2014, between Manitex International, Inc., IPEF III Holdings n° 11 S.A and Columna Holdings Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 25, 2014).

10.17

Debt Assignment Agreements, dated July 21, 2014, between Manitex International, Inc. and Banca Popolare del’Emilia Romagna S.C. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 25, 2014).

10.18

Debt Assignment Agreements, dated July 21, 2014, between Manitex International, Inc. and Unicredit S.P.A. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 25, 2014).

10.19	*

Option Agreement, dated July 21, 2014, by and between Manitex International, Inc. and Banca Popolare del’Emilia Romagna S.C. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 25, 2014).

10.20	*	Commitment Letter dated July 21, 2014 the Company and PM Group (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on July 25, 2014).

10.21	*	Manitex International, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 13, 2019).

10.22		First Amendment to the Manitex International, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 4, 2020).

Exhibit No.		Description
10.23	*

Employment Agreement, effective as of September 1, 2019, between Manitex International, Inc. and Steve Filipov (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 22, 2019).

10.24	*

Amendment to Employment Agreement, effective as of September 1, 2019, between Manitex International, Inc. and David J. Langevin (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 22, 2019).

10.25	*

Employment Agreement, effective as of October 20, 2020, between Manitex International, Inc. and Joseph Doolan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 5, 2020).

21.1	(1)	Subsidiaries of Manitex International, Inc.

23.2	(1)	Consent of Grant Thornton LLP

24.1	(1)	Power of Attorney (included on signature page).

31.1	(1)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	(2)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	(1)	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350.

101	(1)

The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended December 31, 2021 and 2020, (ii) Consolidated Balance Sheets as of December 31, 2021 and 2020, (iii) Consolidated Statements of Shareholders’ Equity and Comprehensive Loss, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

104	(1)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Denotes a management contract or compensatory plan or arrangement.
(1)	Filed herewith.
(2)	Furnished herewith.

(c)	Financial Statement Schedules

ITEM 16.	FORM 10-K SUMMARY

None.

SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance Beginning of Year		Charges to Earnings		Other		Deductions (2)	Balance End of Year
Year ended December 31, 2021
Deducted from asset accounts:
Allowance for doubtful accounts	$2,580		$156		$(208)		$(96)	$2,432
Reserve for inventory	8,451		3,813	(5)	(174)		(2,196)	9,894
Valuation allowance for deferred tax assets	9,694		2,529		(167)		(380)	11,676
Totals	$20,725		$6,498		$(549)		$(2,672)	$24,002

Year ended December 31, 2020
Deducted from asset accounts:
Allowance for doubtful accounts	$2,842	(4)	$236		$256	(1)	$(754)	$2,580	(4)
Reserve for inventory	9,196	(4)	1,112		223	(1)	(2,080)	8,451	(4)
Valuation allowance for deferred tax assets	10,282		1,182		(1,339)	(3)	(431)	9,694
Totals	$22,320		$2,530		$(860)		$(3,265)	$20,725

(1)	Primarily represents the impact of foreign currency exchange, business divestitures and other amounts recorded to accumulated other comprehensive income (loss).

(2)	Primarily represents the utilization of established reserves, net of recoveries.

(3)

During the fourth quarter of 2020, the Company made a downward adjustment to its U.S. net operating loss carryforward disclosed in the deferred tax assets and liabilities table in the comparable reporting period by approximately $1.3 million with an offsetting adjustment to the valuation allowance.

(4)

The Company previously presented only the change in the account balances for reserve for inventory and allowance for doubtful accounts. During 2020, the Company changed to reporting the ending account balances. The adjustment to 2020 reserve for inventory and allowance for doubtful accounts are for disclosures only, no financial statements were impacted.

(5)	Includes approximately $3.2 million of inventory write-downs related to Badger restructuring plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 9, 2022

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

/s/ DAVID J. LANGEVIN	March 9, 2022
David J. Langevin, Executive Chairman and Director

/s/ STEVE FILIPOV
Steve Filipov, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2022

/s/ JOSEPH DOOLAN	March 9, 2022
Joseph Doolan, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ RONALD M. CLARK	March 9, 2022
Ronald M. Clark, Director

/s/ ROBERT S. GIGLIOTTI	March 9, 2022
Robert S. Gigliotti, Director

/s/ FREDERICK B. KNOX	March 9, 2022
Frederick B. Knox, Director

/s/ MARVIN B. ROSENBERG	March 9, 2022
Marvin B. Rosenberg, Director

/s/ INGO SCHILLER
Ingo Schiller, Director	March 9, 2022

/s/ STEPHEN J. TOBER	March 9, 2022
Stephen J. Tober, Director