Form 10-Q
period 2022-03-31
Manitex International, Inc.
filed 2022-05-04
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of the registrant’s common stock, no par, outstanding at May 2, 2022 was 20,027,814.

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Manitex International, Inc. speaks as of March 31, 2022 unless specifically noted otherwise.  Unless otherwise indicated, Manitex International, Inc., together with its consolidated subsidiaries, is hereinafter referred to as “Manitex, Inc” the “Registrant,” “us,” “we,” “our” or the “Company.”

Forward-Looking Information

Certain information in this Quarterly Report includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995).  These statements relate to, among other things, the Company’s expectations, beliefs, intentions, future strategies, future events or future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In addition, when included in this Quarterly Report or in documents incorporated herein by reference the words “may,” “expects,” “should,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements.  However, the absence of these words does not mean that the statement is not forward-looking.  We have based these forward-looking statements on current expectations and projections about future events.  These statements are not guarantees of future performance.  Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  Such risks and uncertainties, many of which are beyond our control, include, without limitation, those described below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, in the section entitled “Item 1A. Risk Factors”:

•	a future substantial deterioration in economic conditions, especially in the United States and Europe;
•	The negative impacts COVID-19 has had and will continue to have on our business, financial condition, cash flows, results of operations and supply chain, as well as customer demand;
•	the reliance of our customers on government spending, fluctuations in activity levels in the construction industry, and capital expenditures in the oil and gas industry;
•	our level of indebtedness and our ability to meet financial covenants required by our debt agreements;
•	our ability to negotiate extensions of our credit agreements and to obtain additional debt or equity financing when needed;
•	any failure on our part to maintain an effective system of internal controls;
•	the cyclical nature of the markets we operate in;
•	an increase in interest rates;
•

our increasingly international operations expose us to additional risks and challenges associated with conducting business internationally, including currency exchange risks and risks related to the war in Ukraine, including various related global responses thereto;

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

•	the volatility of our stock price;
•	our ability to access the capital markets to raise funds and provide liquidity;

•	the willingness of our shareholders and directors to approve mergers, acquisitions, and other business transactions;
•	compliance with changing laws and regulations;
•	a substantial portion of our revenues are attributed to a limited number of customers which may decrease or cease purchasing at any time;
•	a disruption or breach in our information technology systems;
•	our reliance on the management and leadership skills of our senior executives;
•	impairment in the carrying value of goodwill and/or other intangible assets could negatively affect our operating results;
•

certain provisions of the Michigan Business Corporation Act and the Company’s Articles of Incorporation, as amended, Amended and Restated Bylaws, and the Rights Agreement related to the Company’s Preferred Stock may discourage or prevent a change in control of the Company;

•	the cost of compliance with Section 404 of the Sarbanes-Oxley Act of 2002; and
•	other factors.

The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in this Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. We do not undertake, and expressly disclaim, any obligation to update this forward-looking information, except as required under applicable law.

MANITEX INTERNATIONAL, INC.

FORM 10-Q INDEX

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$15,524	$21,359
Cash – restricted	221	222
Trade receivables (net)	35,171	30,515
Other receivables	1,110	2,039
Inventory (net)	68,511	64,965
Prepaid expense and other current assets	3,548	2,436
Assets held for sale	1,069	—
Total current assets	125,154	121,536
Total fixed assets, net of accumulated depreciation of $17,011 and $18,662 at March 31, 2022 and December 31, 2021, respectively	15,235	16,460
Operating lease assets	3,524	3,563
Intangible assets (net)	11,157	11,946
Goodwill	24,629	24,949
Other long-term assets	1,168	1,143
Deferred tax assets	178	178
Total assets	$181,045	$179,775
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$46,935	$44,136
Accrued expenses	10,366	10,539
Related party payables (net)	198	203
Notes payable	20,388	18,401
Current portion of finance lease obligations	450	399
Current portion of operating lease obligations	1,112	1,064
Customer deposits	4,677	7,121
Total current liabilities	84,126	81,863
Long-term liabilities
Revolving term credit facilities (net)	12,730	12,717
Notes payable (net)	9,938	10,089
Finance lease obligations (net of current portion)	3,775	3,822
Non-current operating lease obligations (net of current portion)	2,412	2,499
Deferred gain on sale of property	487	507
Deferred tax liability	910	1,074
Other long-term liabilities	4,162	4,389
Total long-term liabilities	34,414	35,097
Total liabilities	118,540	116,960
Commitments and contingencies
Equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Common Stock—no par value 25,000,000 shares authorized, 20,027,814 and 19,940,487 shares issued and outstanding at March 31, 2022, and December 31, 2021, respectively	132,803	132,206
Paid in capital	2,762	3,264
Retained deficit	(68,206)	(68,436)
Accumulated other comprehensive loss	(4,854)	(4,219)
Total equity	62,505	62,815
Total liabilities and equity	$181,045	$179,775

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net revenues	$60,420	$47,168
Cost of sales	50,295	38,363
Gross profit	10,125	8,805
Operating expenses
Research and development costs	716	785
Selling, general and administrative expenses	8,759	7,744
Total operating expenses	9,475	8,529
Operating income (loss)	650	276
Other income (expense)
Interest expense	(505)	(525)
Interest income	2	4
Foreign currency transaction loss	(49)	(215)
Other income (expense)	264	(20)
Total other income (expense)	(288)	(756)
Income (loss) before income taxes	362	(480)
Income tax expense (benefit)	132	292
Net income (loss)	$230	$(772)
Income (loss) per share
Basic	$0.01	$(0.04)
Diluted	$0.01	$(0.04)
Weighted average common shares outstanding
Basic	19,961,785	19,845,064
Diluted	20,014,180	19,845,064

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$230	$(772)
Other comprehensive income (loss):
Foreign currency translation adjustments	(635)	(1,198)
Total other comprehensive income (loss)	(635)	(1,198)
Total comprehensive income (loss)	$(405)	$(1,970)

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Outstanding shares	Common Stock	APIC	Retained Deficit	AOCI (Loss)	Total
Balance at December 31, 2021	19,940,487	$132,206	$3,264	$(68,436)	$(4,219)	$62,815
Net income	—	—	—	230	—	230
Loss on foreign currency translation	—	—	—	—	(635)	(635)
Employee incentive plan grant	104,681	734	(734)	—	—	—
Repurchase to satisfy withholding and cancelled shares	(17,354)	(137)	—	—	—	(137)
Share-based compensation	—	—	232	—	—	232
Balance at March 31, 2022	20,027,814	$132,803	$2,762	$(68,206)	$(4,854)	$62,505

	Outstanding shares	Common Stock	APIC	Retained Deficit	AOCI (Loss)	Total
Balance at December 31, 2020	19,821,090	$131,455	$3,025	$(63,863)	$(1,708)	$68,909
Net loss	—	—	—	(772)	—	(772)
Loss on foreign currency translation	—	—	—	—	(1,198)	(1,198)
Employee incentive plan grant	85,883	584	(584)	—	—	—
Repurchase to satisfy withholding and cancelled shares	(6,183)	(48)	—	—	—	(48)
Share-based compensation	—	—	299	—	—	299
Balance at March 31, 2021	19,900,790	$131,991	$2,740	$(64,635)	$(2,906)	$67,190

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$230	$(772)
Adjustments to reconcile net income (loss) to cash used for operating activities:
Depreciation and amortization	1,144	1,130
Changes in allowances for doubtful accounts	24	80
Changes in inventory reserves	(436)	106
Deferred income taxes	(146)	32
Amortization of deferred debt issuance costs	13	38
Amortization of debt discount	24	33
Gain on forward currency contract	(356)	—
Share-based compensation	232	299
Adjustment to deferred gain on sales and lease back	(20)	(20)
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,793)	(3,286)
Decrease (increase) in other receivables	901	(1,139)
Increase in inventory	(3,758)	(3,967)
Increase in prepaid expenses	(1,142)	(1,586)
Increase in other assets	(48)	(47)
Increase in accounts payables and related party payables	3,475	7,532
Increase in accrued expenses	300	966
Decrease in other current liabilities	(2,374)	(525)
Decrease in other long-term liabilities	(162)	(29)
Net cash used in operating activities	(6,892)	(1,155)

Cash flows from investing activities:

Purchase of property and equipment	(536)	(157)
Investment in intangible assets	(64)	—
Net cash used in investing activities	(600)	(157)
Cash flows from financing activities:
Net borrowings on working capital facilities	2,166	713
New borrowings—other	903	748
Note payments	(577)	(369)
Shares repurchased for income tax withholding on share-based compensation	(137)	(48)
Payments on capital lease obligations	(93)	(92)
Net cash provided by financing activities	2,262	952
Net decrease in cash and cash equivalents	(5,230)	(360)
Effect of exchange rate changes on cash	(606)	(966)
Cash and cash equivalents at the beginning of the year	21,581	17,401
Cash and cash equivalents at end of period	$15,745	$16,075
See Note 1 for supplemental cash flow disclosures

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. Nature of Operations and Basis of Presentation

The unaudited Condensed Consolidated Balance Sheets at  March 31, 2022 and December 31, 2021 and the related Condensed Consolidated Statements of Operations, Condensed Consolidated Statement of Comprehensive Income (Loss), Condensed Consolidated Statements of Shareholders’ Equity, and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods.  Interim results may not be indicative of results to be realized for the entire year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.  The Condensed Consolidated Balance Sheet as of December 31, 2021 was derived from our audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).

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

PM and Oil and Steel S.p.A. (“PM” or “PM Group”) is a leading Italian manufacturer of truck- mounted hydraulic knuckle boom cranes with a 50-year history of technology and innovation, and a product range spanning more than 50 models. PM is also a manufacturer of truck-mounted aerial platforms with a diverse product line and an international client base. Through its consolidated subsidiaries, PM Group has locations in Modena, Italy; Valencia, Spain; Arad, Romania; Chassieu, France; Buenos Aires, Argentina; Santiago, Chile; Singapore and Querétaro, Mexico.

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

The Company is continuing to experience supply chain disruptions and related logistical bottlenecks that have impacted our ability to meet strong industrial demand and have also, increased costs related to shipping, warehousing, and working capital management. While the Company is actively working to mitigate these expenses and the associated timing issues, certain segments – such as truck chassis – have been more impacted than others. Where appropriate and feasible, we have implemented pricing adjustments to protect margins and, in tandem, continue to build inventory to meet our customer requirements. In addition, the Company is actively managing costs and working to further streamline operations where needed. Furthermore, the Company has modified its business practices to manage expenses (including practices regarding employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences). We continue to take steps intended to minimize the negative impact of the COVID-19 pandemic on our business and to protect the safety of our employees and customers, but we cannot predict the duration or severity of the ongoing COVID-19 pandemic or reasonably estimate the financial impact that it will have on our results and significant estimates going forward.

Supplemental Cash Flow Information

Transactions for the periods ended March 31, 2022 and 2021 are as follows:

	Three months ended March 31,
	2022	2021
Interest received in cash	$2	$4
Interest paid in cash	464	553
Income tax payments in cash	28	18

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term securities purchased with maturity dates of three months or less to be cash equivalents. The cash in the Company’s U.S. banks is not fully insured by the FDIC due to the statutory limit of $250.

Restricted Cash

Certain of the Company’s lending arrangements require the Company to post collateral or maintain minimum cash balances in escrow. These cash amounts are reported as current assets on the balance sheets based on when the cash will be contractually released. Total restricted cash was $221 and $222 at March 31, 2022 and December 31, 2021, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at invoiced amount and do not bear interest. Allowance for doubtful accounts is the Company’s estimate of current expected credit losses on its existing accounts receivable and determined based on historical customer assessments and current financial conditions. Account balances are charged off against the allowance when the Company determines the receivable will not be recovered. There can be no assurance that the Company’s estimate of accounts receivable collection will be indicative of future results. The Company established an allowance for bad debt of $2,408 and $2,432 at March 31, 2022 and December 31, 2021. The Company also has, in some instances, a security interest in its accounts receivable until payment is received.

Property, Equipment and Depreciation

Property and equipment are stated at cost or the fair market value at the date of acquisition for property and equipment acquired in connection with the acquisition of a company. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation of property, and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the three months ended March 31, 2022 and 2021 was $462 and $551, respectively.

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

As of March 31, 2022 and December 31, 2021, accrued warranties were $1,725 and $1,578, respectively.

Advertising

Advertising costs are expensed as incurred and were $110 and $128 for the three months ended March 31, 2022 and 2021, respectively

Adoption of Highly Inflationary Accounting in Argentina

GAAP guidance requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100 percent. Under highly inflationary accounting, PM Argentina’s functional currency became the Euro (its parent company’s reporting currency), and its income statement and balance sheet have been measured in Euros using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in other (income) and expense, net and was not material.  As of March 31, 2022, PM Argentina had an insignificant net peso monetary position. Net sales of PM Argentina were less than 5% of our consolidated net sales for the three months ended March 31, 2022 and year ended December 31, 2021.

3. Revenue Recognition

The following table disaggregates our revenue for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Equipment sales	$52,631	$39,159
Part sales	6,772	6,560
Services	1,017	1,449
Total Revenue	$60,420	$47,168

The Company attributes revenue to different geographic areas based on where items are shipped to or services are performed. The following table provides detail of revenues by geographic area for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
United States	$30,884	$19,004
Italy	6,673	5,147
Canada	4,088	2,875
France	3,677	3,766
Chile	2,452	3,220
Other	12,646	13,156
Total Revenue	$60,420	$47,168

Total Company Revenues by Sources

The sources of the Company’s revenues are summarized below for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Boom trucks, knuckle boom & truck cranes	$37,631	$27,161
Aerial platforms	8,325	6,575
Part sales	6,772	6,560
Services	1,017	1,449
Rough terrain cranes	162	140
Other equipment and rentals	6,513	5,283
Total Revenue	$60,420	$47,168

Customer Deposits

At times, the Company may require an upfront deposit related to its contracts.  In instances where an upfront deposit has been received by the Company and the revenue recognition criteria have not yet been met, the Company records a contract liability in the form of a customer deposit, which is classified as a short-term liability on the Condensed Consolidated Balance Sheets.  That customer deposit is revenue that is deferred until the revenue recognition criteria have been met, at which time, the customer deposit is recognized into revenue.

The following table summarizes changes in customer deposits for the three months ended March 31 as follows:

	March 31, 2022	March 31, 2021
Customer deposits	$7,121	$2,363
Additional customer deposits received where revenue has not yet been recognized	2,078	1,359
Revenue recognized from customer deposits	(4,444)	(1,874)
Effect of change in exchange rates	(78)	(77)
Total customer deposits	$4,677	$1,771

4. Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 by level within the fair value hierarchy. As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is summary of items that the Company measures at fair value on a recurring basis:

	Fair Value at March 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Forward currency exchange contracts	$—	$136	$—	$136
Total recurring liabilities at fair value	$—	$136	$—	$136

	Fair Value at December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Forward currency exchange contracts	$—	$75	$—	$75
Total current assets at fair value	$—	$75	$—	$75
Liabilities:
Valla contingent consideration	$—	$—	$207	$207
Total liabilities at fair value	$—	$—	$207	$207

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Valla Contingent Consideration
Liabilities:
Balance at January 1, 2022	$207
Change in contingent liability consideration	(202)
Effect of changes in exchange rates	(5)
Balance at March 31, 2022	$—

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

PM Group has an intercompany receivable denominated in Euros from its Chilean subsidiary. At March 31, 2022, the Company had entered into a forward currency exchange contract that matures on April 29, 2022.  Under the contract the Company is obligated to sell 2,200,000 Chilean pesos for 2,392 Euros. The purpose of the forward contract is to mitigate the income effect related to this intercompany receivable that results with a change in exchange rate between the Euro and the Chilean peso.

The following table provides the location and fair value amounts of derivative instruments that are reported in the Condensed Consolidated Balance Sheet as of March 31, 2022:

 Total derivatives NOT designated as a hedge instrument

		Fair Value
	Balance Sheet Location	March 31, 2022	December 31, 2021
Asset Derivatives
Foreign currency exchange contract	Prepaid expense and other current assets	$—	$75

Liabilities Derivatives
Foreign currency exchange contract	Accrued expenses	$136	$—

The following tables provide the effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021:

		Gain (loss)
	Location of gain or (loss) recognized in Statement of Operations	Three Months Ended March 31,
		2022	2021
Derivatives Not Designated as Hedge Instruments
Forward currency contracts	Foreign currency transaction gains (losses)	$(356)	$(91)
		$(356)	$(91)

During the three months ended March 31, 2022 and 2021, there were no forward currency contracts designated as cash flow hedges.  As such, all gains and loss related to forward currency contracts during the three months ended March 31, 2022 and 2021 were recorded in current earnings and did not impact other comprehensive income.

6. Inventory, net

The components of inventory are as follows:

	March 31, 2022	December 31, 2021
Raw materials and purchased parts, net	$48,021	$42,983
Work in process, net	5,961	3,938
Finished goods, net	14,529	18,044
Inventory, net	$68,511	$64,965

The Company has established reserves for obsolete and excess inventory of $9,414 and $9,884 as of March 31, 2022 and December 31, 2021, respectively.

7. Goodwill and Intangible Assets

Intangible assets and accumulated amortization by category as of March 31, 2022 is as follows:

	Weighted Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (in years)	Amount	Amortization	Amount
Patented and unpatented technology	3	$16,702	$(14,004)	$2,698
Customer relationships	3	17,868	(13,262)	4,606
Trade names and trademarks	9	4,269	(2,638)	1,631
Software	5	224	(19)	205
Indefinite lived trade names		2,017		2,017
Total intangible assets, net				$11,157

Intangible assets and accumulated amortization by category as of December 31, 2021 is as follows:

	Weighted Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (in years)	Amount	Amortization	Amount
Patented and unpatented technology	3	$16,848	$(13,845)	$3,003
Customer relationships	3	18,077	(13,017)	5,060
Trade names and trademarks	10	4,269	(2,595)	1,674
Software	5	160	(8)	152
Indefinite lived trade names		2,057		2,057
Total intangible assets, net				$11,946

Amortization expense for intangible assets was $683 and $579 for the three months ended March 31, 2022 and 2021, respectively.

Estimated amortization expense for the next five years for the period ending March 31 and subsequent is as follows:

Amount
2023	$2,701
2024	2,701
2025	2,193
2026	509
2027	272
And subsequent	764
Total intangibles currently to be amortized	9,140
Intangibles with indefinite lives not amortized	2,017
Total intangible assets	$11,157

Changes in goodwill for the three months ended March 31 are as follows:

	2022	2021
Balance January 1,	$24,949	$27,472
Effect of change in exchange rates	(320)	(743)
Balance March 31,	$24,629	$26,729

The Company performed an impairment assessment as of December 31, 2021. No additional triggers for an interim impairment test have been identified. While there was $1.1 million of goodwill impairment recognized as a result of the 2021 annual impairment test to fully impair the Valla business unit, a reasonably possible unexpected deterioration in financial performance or adverse change in earnings may result in a further impairment in the other business units.

8. Accrued Expenses

	March 31, 2022	December 31, 2021
Accrued payroll and benefits	$3,724	$3,524
Accrued vacation	1,730	1,701
Accrued warranty	1,725	1,578
Accrued income tax and other taxes	1,245	2,473
Accrued professional fees	1,027	524
Accrued expenses—other	915	739
Total accrued expenses	$10,366	$10,539

9. Accrued Warranty

A liability for estimated warranty claims is accrued at the time of sale and the expense is recorded in the Condensed Consolidated Statement of Operations in Cost of Sales. The liability is established using historical warranty claim experience. The current provision may be adjusted to take into account unusual or non-recurring events in the past or anticipated changes in future warranty claims. Adjustments to the warranty accrual are recorded if actual claim experience indicates that adjustments are necessary. Warranty reserves are reviewed to ensure critical assumptions are updated for known events that may impact the potential warranty liability.

The following table summarizes the changes in product warranty liability:

	For the three months ended
	March 31,
	2022	2021
Balance January 1,	$1,578	$1,292
Provision for warranties issued during the year	660	886
Warranty services provided	(503)	(917)
Foreign currency translation	(10)	(20)
Balance March 31,	$1,725	$1,241

10. Credit Facilities and Debt

Debt is summarized as follows:

	March 31, 2022	December 31, 2021
U.S. Credit Facilities	$12,800	$12,800
Italy Short-Term Working Capital Borrowings	17,507	15,676
Italy Group Term Loan	12,224	12,472
Other	595	342
Total debt	43,126	41,290
Less: Debt issuance costs	(70)	(83)
Debt net of issuance costs	$43,056	$41,207

U.S.  Credit Facilities

At March 31, 2022, the Company and its U.S. subsidiaries were parties to a Loan and Security Agreement, as amended (the “Loan Agreement”) with CIBC Bank USA (“CIBC”).  The Loan Agreement provided a revolving credit facility with a maturity date of July 20, 2023 in an aggregate amount of $30 million. At March 31, 2022, the Company had $12.8 million in borrowings (less $0.1 million in debt issuance cost for a net debt of $12.7 million). At December 31, 2021, the Company had $12.8 million in borrowings (less $0.1 million in debt issuance cost for a net debt of $12.7 million). The indebtedness under the Loan Agreement was collateralized by substantially all of the Company’s assets, except for certain assets of the Company’s subsidiaries. On April 11, 2022, the Company repaid in full all outstanding indebtedness and other amounts outstanding under the Loan Agreement, and terminated all related commitments and obligations. See Note 18 – Subsequent Events.

The Loan Agreement has a Letter of Credit facility of $3 million. As of March 31, 2022, there was no outstanding Letters of Credit which offset availability under the revolving facility.

PM Group Short-Term Working Capital Borrowings

At March 31, 2022 and December 31, 2021, respectively, PM Group had established demand credit and overdraft facilities with five banks in Italy, one bank in Spain and twelve banks in South America. Under the facilities, as of March 31, 2022 and December 31, 2021 respectively, PM Group can borrow up to $20,964 and $21,449 for advances against invoices, letter of credit and bank overdrafts. These facilities are divided into two types: working capital facilities and cash facilities. For the year ended March 31, 2022 and December 31, 2021, respectively, interest on the Italian working capital facilities is charged at the 3-month Euribor plus 175, 200, or 270 basis points and 3-month Euribor plus 450 basis points, respectively. Interest on the South American facilities is charged at a flat rate of points for advances on invoices ranging from 8% - 55%. During June 2021, the loan agreement was renewed removing the existing expiration date.

At March 31, 2022, the Italian banks had advanced PM Group $17,014. There were no advances to PM Group from the Spanish bank, and the South American banks had advanced PM Group $174.   At December 31, 2021, the Italian banks had advanced PM Group $14,874. There were no advances to PM Group from the Spanish bank, and the South American banks had advanced PM Group $463.

Valla Short-Term Working Capital Borrowings

At March 31, 2022 and December 31, 2021, respectively, Valla had established demand credit and overdraft facilities with two Italian banks. Under the facilities, Valla can borrow up to $621 for advances against orders, invoices and bank overdrafts. Interest on the Italian working capital facilities is charged at a flat percentage rate for advances on invoices and orders ranging from 1.67% - 5.75% for both 2022 and 2021. At March 31, 2022 and December 31, 2021, the Italian banks had advanced Valla $319 and $339.

PM Group Term Loans

At March 31, 2022 and December 31, 2021, respectively, PM Group has a $5,812 and $5,930 term loan that is split into a note and a balloon payment and is secured by PM Group’s common stock. The term loan is charged interest at a fixed rate of 3.5% and has annual principal payments of approximately $600 per year and a balloon payment of $3,330 in 2026.

At March 31, 2022 and December 31, 2021, respectively, PM Group has unsecured borrowings totaling $6,412 and $6,542, respectively.  The borrowings have a fixed rate of interest of 3.5%.

Annual payments of $1,603 are payable ending in 2025.

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

If there was a rate explicit in the lease, this was the discount rate used. For those leases with no explicit or implicit interest rate, an incremental borrowing rate was used.  The weighted average remaining useful life for operating and finance leases was 4 and 6 years, respectively. The weighted average discount rate for operating and finance leases was 5.0% and 12.5% respectively.

Leases	Classification	March 31, 2022	December 31, 2021
Assets
Operating lease assets	Operating lease assets	$3,524	$3,563
Financing lease assets	Fixed assets, net	2,309	2,303
Total leased assets		$5,833	$5,866

Liabilities
Current
Operating	Current liabilities	$1,112	$1,064
Financing	Current liabilities	450	399

Non-current
Operating	Non-current liabilities	2,412	2,499
Financing	Non-current liabilities	3,775	3,822
Total lease liabilities		$7,749	$7,784

		Three months ended March 31,
Lease Cost	Classification	2022	2021
Operating lease costs	Operating lease assets	$296	$304
Finance lease cost
Amortization of leased assets	Amortization	91	91
Interest on lease liabilities	Interest expense	131	141
Lease cost		$518	$536

	Three months ended March 31,
Other Information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$296	$332
Operating cash flows from finance leases	$131	$76
Financing cash flows from finance leases	$93	$141

Future principal minimum lease payments period ending March 31 are:

	Operating Leases	Capital Leases
2023	$1,234	$943
2024	943	970
2025	647	998
2026	406	996
2027	255	1,026
And subsequent	195	1,145
Total undiscounted lease payments	3,680	6,078
Less interest	(156)	(1,853)
Total liabilities	$3,524	$4,225
Less current maturities	(1,112)	(450)
Non-current lease liabilities	$2,412	$3,775

12. Income Taxes

For the three months ended March 31, 2022, the Company recorded an income tax provision of $132, which includes a discrete income tax expense of $19. The calculation of the overall income tax provision for the three months ended March 31, 2022 primarily consists of foreign income taxes and a discrete income tax expense primarily for the accrual of interest related to unrecognized tax benefits. For the three months ended March 31, 2021, the Company recorded an income tax provision of $292, which includes a discrete income tax benefit of $45. The calculation of the overall income tax provision for the three months ended March 31, 2021 primarily consists of foreign income taxes and a discrete income tax benefit related to the expiration of the statute of limitations for various state and foreign jurisdictions partially offset by an accrual of interest related to unrecognized tax benefits.

The effective tax rate for the three months ended March 31, 2022 was an income tax provision of 36.5% on pretax income of $362 compared to an income tax provision of 60.9% on a pretax loss of $480 in the comparable prior period. The effective tax rate for the three months ended March 31, 2022 differs from the U.S. statutory rate of 21% primarily due to a valuation allowance in the U.S. and a partial valuation allowance in Italy, nondeductible foreign permanent differences, income taxed in foreign jurisdictions at varying tax rates, and an accrual of interest related to unrecognized tax benefits.

The Company’s total unrecognized tax benefits as of March 31, 2022 and 2021 were approximately $3.0 million and $3.5 million, respectively. Included in the unrecognized tax benefits is a liability for the disputed Romania income tax audit assessment for tax years 2012-2016. Depending on the final resolution of the audit, the uncertain tax position liability could be higher or lower than the amount recorded at March 31, 2022.

13. Net Earnings (Loss) per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Details of the calculations are as follows:

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$230	$(772)

Income (loss) per share
Basic	$0.01	$(0.04)
Diluted	$0.01	$(0.04)

Weighted average common shares outstanding
Basic	19,961,785	19,845,064

Diluted
Basic	19,961,785	19,845,064
Dilutive effect of restricted stock units and stock options	52,395	—
Basic and Dilutive	20,014,180	19,845,064

	As of March 31,
	2022	2021
Unvested restricted stock units	178,505	285,658
Options to purchase common stock	97,437	97,437
	275,942	383,095

14. Equity

Stock Issued to Employees and Directors

The Company issued shares of common stock to employees and Directors as restricted stock units issued under the Company’s 2004 and 2019 Incentive Plan vested. Upon issuance entries were recorded to increase common stock and decrease paid in capital for the amounts shown below. The following is a summary of stock issuances that occurred during the period:

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
January 1, 2022	Employee	3,300	$6.36
March 6, 2022	Directors	8,160	8.06
March 6, 2022	Employees	23,866	8.06
March 8, 2022	Directors	12,000	7.82
March 8, 2022	Employee	29,262	7.82
March 13, 2022	Directors	10,200	7.71
March 13, 2022	Employees	17,893	7.71
		104,681	$7.83

Stock Repurchases

The Company purchases shares of Common Stock from certain employees at the closing share price on the date of purchase. The stock is purchased from the employees to satisfy employees’ withholding tax obligations related to stock issuances described above. The below table summarizes shares repurchased from employees during the current year through March 31, 2022:

Date of Purchase	Shares Purchased	Closing Price on Date of Purchase
March 6, 2022	6,035	$8.06
March 8, 2022	7,395	$7.82
March 13, 2022	3,924	$7.71
	17,354

Restricted Stock Awards

The following table contains information regarding restricted stock units:

March 31, 2022
Outstanding on January 1, 2022	286,227
Units granted during the period	-
Vested and issued	(87,327)
Vested-issued and repurchased for income tax withholding	(17,354)
Forfeited	(3,041)
Outstanding on March 31, 2022	178,505

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $228 and $290, for the three months ended March 31, 2022 and 2021, respectively.  Additional compensation expense related to restricted stock units will be $504, $364, and $94 for the remainder of 2022, 2023, and 2024, respectively.

Stock Options

On September 1, 2019, 50,000 stock options were granted at $5.62 per share and vest ratably on each of the first three anniversary dates. Compensation expense related to stock options were $4 for the three months ended March 31, 2022 compared to $10 for the comparable period. Additional compensation expense will be $6 the remainder of 2022.

15. Legal Proceedings and Other Contingencies

The Company is involved in various legal proceedings, including product liability, employment related issues, and workers’ compensation matters which have arisen in the normal course of operations. The Company has product liability insurance with self-insurance retention that range from $50 to $500.

When it is probable that a loss has been incurred and it’s possible to make a reasonable estimate of the Company’s liability with respect to such matters, a provision is recorded for the amount of such estimate that is most likely to occur. Certain cases are at a preliminary stage, and it is not possible to estimate the amount or timing of any cost to the Company for these cases. However, the Company does not believe that these contingencies, in the aggregate, will have a material adverse effect on the Company.

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

On May 5, 2011, Company entered into two separate settlement agreements with two plaintiffs. As of March 31, 2022, the Company has a remaining obligation under the agreements to pay the plaintiffs $950 without interest in 10 annual installments of $95 on or before May 22 of each year. The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total payment will be charged to interest expense over the payment period.

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

C&M conducts business with RAM P&E LLC for the purposes of obtaining parts business as well as buying, selling, and renting equipment. In 2022, less than $0.1 million was invoiced by C&M through government parts contracts awarded to RAM P&E LLC.

C&M is a distributor of Terex rough terrain and truck cranes.  As such, C&M purchases cranes and parts from Terex.

PM is a manufacturer of cranes. PM sold cranes, parts, and accessories to Tadano during 2022 and 2021.

As of March 31, 2022 and December 31, 2021, the Company had accounts receivable and payable with related parties as shown below:

		March 31, 2022	December 31, 2021
Accounts Receivable	Terex	$39	$—

Accounts Payable	Terex	98	23
	Tadano	139	180
		$237	$203
Net Related Party Accounts Payable		$198	$203

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

		Three Months Ended March 31, 2022	Three Months Ended March 31, 2021

Sales to:	Terex (1)	$39	$13
	Tadano (2)	13	128
	RAM P&E (3)	27	54
Total Sales		$79	$195

Purchases from:	Terex (1)	$69	$116
	Tadano (2)	130	61
Total Purchases		$199	$177

(1)	Terex is a significant shareholder of the Company and conducts business with the Company in the ordinary course of business.

(2)	Tadano is a significant shareholder of the Company and conducts business with the Company in the ordinary course of business.

(3)	RAM P&E is owned by the Company’s Executive Chairman’s daughter.

Note 17. Restructuring

On January 12, 2022, the Company announced a restructuring plan (the “Restructuring”) that will result in the closure of its Badger Equipment facility in Winona, Minnesota. As part of the Restructuring, the Company intends to move the manufacturing of its straight mast boom cranes and aerial platforms now produced in Winona to its Georgetown, Texas facility. The Restructuring is expected to be completed during Q2 2022.

Restructuring

During the three months ended March 31, 2022, the Company recorded less than $0.1 million of restructuring expense related to severance and travel expenses.

The following is a summary of the Company’s restructuring activities for the three months ended March 31, 2022:

For the Three Months Ended March 31,
2022
Balance at beginning of period	$—
Restructuring expense	29
Balance at end of period	$29

Assets held for sale

As of March 31, 2022, the Company had $1.1 million classified as other current assets in the Condensed Consolidated Balance Sheets. These amounts relate to land, building, and machinery & equipment in Winona, Minnesota, that are held for sale in connection with the Restructuring. The land and building were sold during April 2022 for approximately $1.8 million.

Note 18. Subsequent Events

Acquisition of Rabern Rentals

On April 11, 2022, Manitex International, Inc. (the “Company”) entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”), with Rabern Rentals, LLC (“Rabern”). Pursuant to the Purchase Agreement, the Company acquired a 70% membership interest in Rabern for a purchase price of $25.9 million (the “Transaction”), subject to the various adjustments, escrows and other provisions of the Purchase Agreement. The Transaction closed on April 11, 2022. A total of $5 million of the purchase price will be held in escrow for various purposes, as described in the Purchase Agreement. Rabern is a construction equipment rental provider primarily servicing Northern Texas, which was established in 1984. The president and founder of Rabern will retain a 30% ownership interest and continue to run the operation as a stand-alone division of the Company.

Amarillo National Bank Financing

On April 11, 2022, the Company entered into a Commercial Credit Agreement (the “Credit Agreement”), by and among the Company, the Company’s domestic subsidiaries and Amarillo National Bank. The Credit Agreement provides for a $40,000 revolving credit facility that matures on April 11, 2024, a $30,000 revolving credit facility that matures on April 11, 2024, and a $15,000 term loan that matures on October 11, 2029. Borrowings under the revolving credit facilities and the term loan bear interest at a floating rate equal to the Prime Rate plus 0.5%. The revolving credit facilities require monthly interest payments with the full principal balance coming due at maturity, and the $30,000 revolving credit facility alone requires quarterly payments in the amount of 3% of the outstanding balance thereunder on a quarterly basis beginning on January 1, 2023. The term loan requires monthly interest payments with quarterly amortization payments beginning on November 11, 2022, and the remaining principal balance coming due at maturity. The unused balance of the revolving credit facilities incurs a 0.125% fee that is payable semi-annually.

The Credit Agreement requires the Company to maintain a debt service coverage ratio of at least 1.25:1.00 measured on the last day of each calendar quarter, beginning June 30, 2022, and each measurement will be based on a rolling 12-month basis. The Credit Agreement also requires the Borrower to maintain a U.S. net worth of at least $80,000 measured as of the last day of each calendar quarter, beginning June 30, 2022.

CIBC Loan Agreement payoff

In connection with the Transaction and the entry by the Company into the Credit Agreement, on April 11, 2022, the Company repaid in full all outstanding indebtedness and other amounts outstanding, and terminated all commitments and obligations under, its prior Loan Agreement with CIBC. The Company’s payment to the lenders was approximately $12.8 million, which satisfied all of the Company’s debt obligations under the Loan Agreement. The Company was not required to pay any pre-payment premiums as a result of the repayment of indebtedness under the Loan Agreement. In connection with the repayment of such outstanding indebtedness by the Company, all security interests, mortgages, liens and encumbrances granted to the lenders under the Loan Agreement were terminated and released.

Appointment and departure of certain officers

Effective as of April 11, 2022, the Company appointed Michael Coffey as Chief Executive Officer of the Company. In connection with Mr. Coffey’s appointment as Chief Executive Officer, the Company announced that Steve Filipov, who has served as the Company’s Chief Executive Officer since September 2019, will transition into the role of Special Advisor to the Company, effective as of April 11, 2022.

Effective as of April 14, 2022, Steve Kiefer departed as President and Chief Operating Officer of the Company. Mr. Kiefer’s departure was not the result of any disagreement with respect to the Company’s operations, policies or practices.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

Impact of COVID-19

The COVID-19 pandemic has significantly impacted our ability to meet demand for the Company’s products. While these impacts began to subside in 2021 and continue to decrease in 2022, the Company experienced, and is still experiencing, supply chain and logistic constraints and increased costs that negatively impact its ability to manufacture and ship products to meet customer requirements.

Business Overview

The following management’s discussion and analysis of financial condition and results of continuing operations should be read in conjunction with the Company’s financial statements and notes, and other information included elsewhere in this Quarterly Report on Form 10-Q.

Backlog

The Company’s backlog was approximately $206 million and $189 million at March 31, 2022 and December 31, 2021, respectively.

Acquisition of Rabern Rentals

On April 11, 2022, the Company entered into a Membership Interest Purchase Agreement to acquire a 70% membership interest in Rabern Rentals, LLC (“Rabern”), which acquisition also closed on April 11, 2022 (the “Transaction”). Rabern rents heavy duty and light duty commercial construction equipment, mainly to commercial contractors on a short-term rental basis.  The company also rents equipment to homeowners for do-it-yourself projects. Rabern’s rental fleet of equipment is complementary to our own product lines but does not overlap with any of Manitex’s current products. Rabern had approximately $21 million in net sales during FY 2021. Rabern’s results are not included in our results for the quarter ended March 31, 2022, as the Transaction closed on April 11, 2022.

Amarillo National Bank Financing

Also on April 11, 2022, the Company entered into a Commercial Credit Agreement, by and among the Company, the Company’s domestic subsidiaries and Amarillo National Bank, which provides for a $40,000,000 revolving credit facility that matures on April 11, 2024, a $30,000,000 revolving credit facility that matures on April 11, 2024, and a $15,000,000 term loan that matures on October 11, 2029. This new banking facility provided the funds for the Rabern Transaction and working capital facilities for both the Manitex and Rabern businesses.

CIBC Loan Agreement Payoff

In connection with the Transaction and the entry by the Company into the Credit Agreement, on April 11, 2022, the Company repaid in full all outstanding indebtedness and other amounts outstanding, and terminated all commitments and obligations under, its prior Loan Agreement with CIBC. The Company’s payment to the lenders was approximately $12.8 million, which satisfied all of the Company’s debt obligations under the Loan Agreement. The Company was not required to pay any pre-payment premiums as a result of the repayment of indebtedness under the Loan Agreement. In connection with the repayment of such outstanding indebtedness by the Company, all security interests, mortgages, liens and encumbrances granted to the lenders under the Loan Agreement were terminated and released.

Appointment and Departure of Certain Officers

Effective as of April 11, 2022, the Company appointed Michael Coffey as Chief Executive Officer of the Company. In connection with Mr. Coffey’s appointment as Chief Executive Officer, the Company announced that Steve Filipov, who has served as the Company’s Chief Executive Officer since September 2019, will transition into the role of Special Advisor to the Company, effective as of April 11, 2022.

Effective as of April 14, 2022, Steve Kiefer departed as President and Chief Operating Officer of the Company. Mr. Kiefer’s departure was not the result of any disagreement with respect to the Company’s operations, policies or practices.

Results of Condensed Consolidated Operations

MANITEX INTERNATIONAL, INC.

(In thousands)

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Net revenues	$60,420	$47,168	$13,252	28.1%
Cost of sales	50,295	38,363	11,932	31.1
Gross profit	10,125	8,805	1,320	15.0
Operating expenses
Research and development costs	716	785	(69)	(8.8)
Selling, general and administrative expenses	8,759	7,744	1,015	13.1
Total operating expenses	9,475	8,529	946	11.1
Operating income (loss)	650	276	374	135.5
Other income (expense)
Interest expense	(505)	(525)	20	(3.8)
Interest income	2	4	(2)	(50.0)
Foreign currency transaction loss	(49)	(215)	166	(77.2)
Other income (expense)	264	(20)	284	(1,420.0)
Total other income (expense)	(288)	(756)	468	(61.9)
Income (loss) before income taxes	362	(480)	842	(175.4)
Income tax expense (benefit)	132	292	(160)	(54.8)
Net income (loss)	$230	$(772)	$1,002	(129.8)%

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Net revenues and gross profit

Net revenues increased $13.3 million or 28.1% to $60.4 million for the three months ended March 31, 2021 from $47.2 million for the comparable period in 2021. The increase in revenues is primarily due to increases in sales of straight mast cranes from the Company’s United States subsidiaries and to a lesser extent aerial platforms from the Company’s foreign subsidiaries, which was largely driven by the partial recovery in the global market from the COVID-19 pandemic and market demand.

Our gross profit increased $1.3 million to $10.1 million for the three months ended March 31, 2022 from $8.8 million for the comparable period in 2021. The increase in gross profit is attributable to increases in revenues partially offset by higher material costs and steel surcharges.  The decrease in gross profit percentage is primarily driven by material cost inflation due to disruptions in the supply chain.

Research and development —Research and development expense was $0.7 million for the three months ended March 31, 2022 compared to $0.8 million for the same period in 2021. The Company’s research and development spending reflects our continued commitment to develop and introduce new products that give the Company a competitive advantage.

Selling, general and administrative expense —SG&A expense for the three months ended March 31, 2022 was $8.8 million compared to $7.7 million for the comparable period in 2021, an increase of $1.1 million. The increases are primarily related to higher professional fees, higher wages, and higher amortization expense.

Foreign currency transaction losses —For the three months ended March 31, 2022, the Company had foreign currency losses of less than $0.1 million compared to $0.2 million for the comparable period in 2021. A substantial portion of the losses relate to changes in the Chilean peso.

Other income (expense) —Other income was $0.3 million for the three months ended March 31, 2022 compared to other expense of less than ($0.1) million for the comparable period in 2021. The increase in other income is primarily due to the reversal of a previously recorded contingent liability consideration.

Income tax —

For the three months ended March 31, 2022, the Company recorded an income tax provision of $0.1 million, which includes a discrete income tax expense of less than $0.1 million. The calculation of the overall income tax provision for the three months ended March 31, 2022 primarily consists of foreign income taxes and a discrete income tax expense primarily for the accrual of interest related to unrecognized tax benefits. For the three months ended March 31, 2021, the Company recorded an income tax provision of $0.3 million, which includes a discrete income tax benefit of less than $0.1 million. The calculation of the overall income tax provision for the three months ended March 31, 2021 primarily consists of foreign income taxes and a discrete income tax benefit related to the expiration of the statute of limitations for various state and foreign jurisdictions partially offset by an accrual of interest related to unrecognized tax benefits.

The effective tax rate for the three months ended March 31, 2022 was an income tax provision of 36.5% on pretax income of $0.4 million compared to an income tax provision of 60.9% on a pretax loss of $0.5 million in the comparable prior period. The effective tax rate for the three months ended March 31, 2022 differs from the U.S. statutory rate of 21% primarily due to the valuation allowance in the U.S. and a partial valuation allowance in Italy, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates and an accrual of interest related to unrecognized tax benefits.

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

Cash, cash equivalents and restricted cash were $15.7 million and $21.6 million at March 31, 2022 and  December 31, 2021. In addition, the Company has a U.S. revolving credit facility with a maturity date of July 20, 2023. The credit facilities of $12.8 million were repaid in full during April 2022. On April 11, 2022, the Company entered into a new $85 million credit facility with Amarillo National Bank. This new banking facility provided the funds for the Rabern acquisition and working capital facilities for both the Manitex and Rabern business. The Company had approximately $40 million in total liquidity upon close.

At March 31, 2022, the PM Group had established working capital facilities with five Italian, one Spanish and twelve South American banks. Under these facilities, the PM Group can borrow $21.0 million against orders, invoices and letters of credit. At March 31, 2022, the PM Group had availability under these facilities of $3.9 million. Future advances are dependent on having available collateral.

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

At March 31, 2022, one customer accounted for approximately 11.0% of the Company's accounts receivable. At December 31, 2021, no customer accounted for 10% or more of the Company’s accounts receivable.

Cash flows for the three-month period ended March 31, 2022 compared to the three-month period ended March 31, 2021

Operating Activities - For the three months ended March 31, 2022, cash flow used in operating activities was $6.9 million compared to cash used in operating activities of $1.2 million for the same period in the prior year. Cash used by working capital was $5.1 million for the three months ended March 31, 2022 compared to cash provided by working capital of $0.3 million for the same period in the prior year.

Investing Activities - Cash used in investing activities was $0.6 million in the first three months of 2022, compared to $0.2 million used in investing activities in the same period a year ago. Cash used in the three-month period ended March 31, 2022 was related to cash payments for property and equipment and investment in intangible assets. Cash used in the three-month period ended March 31, 2021 was related to cash payments for property and equipment.

Financing Activities - Cash provided by financing activities was an inflow of $2.3 million for the three-months ended March 31, 2022 which included an increase in working capital borrowing of $2.2 million and borrowings for insurance agreements and finance leases of $0.9 million, offset by repayments of notes of $0.6 million. Cash provided by financing activities was an inflow of $1.0 million for the three months ended March 31, 2021 which included an increase in working capital borrowing of $0.7 million and borrowings for insurance agreements of $0.7 million partially offset by repayments of notes of $0.4 million.

Critical Accounting Policies

The Company’s critical accounting policies have not materially changed since the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 was filed. See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for a discussion of the Company’s critical accounting policies.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

Not required for Smaller Reporting Companies.

Item 4—Controls and Procedures

Disclosure Controls and Procedures

With the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) and under the supervision of the Audit Committee of the Board of Directors, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2022, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). During the period covered by this report, the Company made no changes that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

The information set forth in Note 15 (Legal Proceedings and Other Contingencies) to the accompanying Condensed Consolidated Financial Statements included in Part I.  Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A—Risk Factors

Except as set forth below, as of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2021.

Our increasingly international operations expose us to additional risks and challenges associated with conducting business internationally.

•	The international expansion of our business may expose us to risks inherent in conducting foreign operations. These risks include:
•	challenges associated with managing geographically diverse operations, which require an effective organizational structure and appropriate business processes, procedures and controls;
•	the increased cost of doing business in foreign jurisdictions, including compliance with international and U.S. laws and regulations that apply to our international operations;
•

currency exchange and interest rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions, if we continue to do so in the future;

•	cash requirements to finance business growth;
•	potentially adverse tax consequences;
•	complexities and difficulties in obtaining protection and enforcing our intellectual property;
•	compliance with additional regulations and government authorities in a highly regulated business;
•	general economic and political conditions internationally, including the ongoing war between Russia and Ukraine; and
•	public health concerns, including the ongoing COVID-19 pandemic.

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

In connection with the ongoing war between Russia and Ukraine, the U.S. government has imposed enhanced export controls on certain products and sanctions on certain industry sectors and parties in Russia. The Company is not accepting orders from Russia at this time. This region does not represent a material portion of our international operations, and we do not rely on any material goods from suppliers in the region. However, the fluidity and continuation of the conflict may result in additional economic sanctions and other impacts which could have a negative impact on the Company’s financial condition, results of operations and cash flows. These include decreased sales; supply chain and logistics disruptions; volatility in foreign exchange rates and interest rates; inflationary pressures on raw materials and energy; and heightened cybersecurity threats.

The risks that the Company faces in its international operations may continue to intensify if the Company further develops and expands its international operations.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s credit agreement with Amarillo National Bank directly restricts the Company’s ability to declare or pay dividends without Amarillo’s consent. In addition, pursuant to the Company’s Credit Agreement with Amarillo National Bank, the Company’s U.S. subsidiaries must maintain a debt service coverage ratio of at least 1.25:1.00, and a net worth for U.S. entities of at least $80 million, each as measured on the last date of each calendar quarter, beginning June 30, 2022.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1— January 31, 2022	—	$—	—	—
February 1—February 28, 2022	—	—	—	—
March 1—March 31, 2022	17,354	7.88	—	—
	17,354	$7.88	—	—

Item 3—Defaults Upon Senior Securities

None.

Item 4—Mine Safety Disclosures

Not applicable.

Item 5—Other Information

None.

Item 6—Exhibits

See the Exhibit Index set forth below for a list of exhibits included with this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1

Membership Interest Purchase Agreement, dated as of April 11, 2022, by and among Rabern Rentals, LLC, a Delaware limited liability company, Steven Berner and Manitex International, Inc., a Michigan corporation (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on April 13, 2022).

10.1

Commercial Credit Agreement, dated as of April 11, 2022, by and among Manitex International, Inc., Manitex, Inc., Manitex, LLC, Crane and Machinery, Inc., Crane and Machinery Leasing, Inc., Manitex Sabre Inc., Badger Equipment Company, Rabern Holdco, Inc. and Rabern Rentals, LLC, and Amarillo National Bank (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 13, 2022).

10.2	Employment Agreement, effective as of April 11, 2022, between Manitex International, Inc. and J. Michael Coffey (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on April 13, 2022).

31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File-The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 4, 2022

By:	/s/ MICHAEL COFFEY
Michael Coffey
Chief Executive Officer
(Principal Executive Officer)

May 4, 2022

By:	/s/ JOSEPH DOOLAN
Joseph Doolan
Chief Financial Officer (Principal Financial and Accounting Officer)