Form 10-Q
period 2022-06-30
Manitex International, Inc.
filed 2022-08-09
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of the registrant’s common stock, no par, outstanding at August 2, 2022 was 20,089,649.

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Manitex International, Inc. speaks as of June 30, 2022 unless specifically noted otherwise.  Unless otherwise indicated, Manitex International, Inc., together with its consolidated subsidiaries, is hereinafter referred to as “Manitex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

Forward-Looking Information

Certain information in this Quarterly Report includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995). These statements relate to, among other things, the Company’s expectations, beliefs, intentions, future strategies, future events or future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In addition, when included in this Quarterly Report or in documents incorporated herein by reference the words “may,” “expects,” “should,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements.  However, the absence of these words does not mean that the statement is not forward-looking.  We have based these forward-looking statements on current expectations and projections about future events.  These statements are not guarantees of future performance.  Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond our control, include, without limitation, those described below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, in the section entitled “Item 1A. Risk Factors”:

•	a future substantial deterioration in economic conditions, especially in the United States and Europe;
•	the negative impacts COVID-19 has had and will continue to have on our business, financial condition, cash flows, results of operations and supply chain, as well as customer demand;
•	the reliance of our customers on government spending, fluctuations in activity levels in the construction industry, and capital expenditures in the oil and gas industry;
•	our level of indebtedness and our ability to meet financial covenants required by our debt agreements;
•	our ability to negotiate extensions of our credit agreements and to obtain additional debt or equity financing when needed;
•	any failure on our part to maintain an effective system of internal controls;
•	the cyclical nature of the markets we operate in;
•	further increases in interest rates;
•

our increasingly international operations expose us to additional risks and challenges associated with conducting business internationally, including currency exchange risks and risks related to the war in Ukraine, including various related global responses thereto;

•	difficulties in implementing new systems, integrating acquired businesses, managing anticipated growth and responding to technological change;
•	the availability of the third-party financing that some of our customers rely on to purchase our products;
•	our operations are in a highly competitive industry and the Company is particularly subject to the risks of such competition;
•	our dependency upon third-party suppliers makes us vulnerable to supply shortages;
•	price increases in materials could reduce our profitability;
•	the Company faces product liability claims and other liabilities due to the nature of its business;
•

the Company’s success depends upon the continued protections of its trademarks and the Company may be forced to incur substantial costs to maintain, defend, protect and enforce its intellectual property rights;

•	the volatility of our stock price;
•	our ability to access the capital markets to raise funds and provide liquidity;

•	a substantial portion of our revenues are attributed to a limited number of customers which may decrease or cease purchasing at any time;
•	a disruption in or breach of our information technology systems;
•	our reliance on the management and leadership skills of our senior executives;
•	impairment in the carrying value of goodwill and/or other intangible assets could negatively affect our operating results;
•

certain provisions of the Michigan Business Corporation Act and the Company’s Articles of Incorporation, as amended, Amended and Restated Bylaws and the Rights Agreement related to the Company’s Preferred Stock may discourage or prevent a change in control of the Company; and

•	the cost of compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

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

FORM 10-Q INDEX

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash	$16,588	$21,359
Cash – restricted	207	222
Trade receivables (net)	44,895	30,515
Other receivables	2,599	2,039
Inventory (net)	76,295	64,965
Prepaid expense and other current assets	2,611	2,436
Assets held for sale	75	—
Total current assets	143,270	121,536
Total fixed assets, net of accumulated depreciation of $18,289 and $18,662 at June 30, 2022 and December 31, 2021, respectively	49,433	16,460
Operating lease assets	5,756	3,563
Intangible assets (net)	15,678	11,946
Goodwill	36,805	24,949
Other long-term assets	1,143	1,143
Deferred tax assets	258	178
Total assets	$252,343	$179,775
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$59,140	$44,136
Accrued expenses	12,913	10,539
Related party payables (net)	109	203
Notes payable	20,373	18,401
Current portion of finance lease obligations	470	399
Current portion of operating lease obligations	1,653	1,064
Customer deposits	3,954	7,121
Total current liabilities	98,612	81,863
Long-term liabilities
Revolving term credit facilities (net)	46,645	12,717
Notes payable (net)	24,317	10,089
Finance lease obligations (net of current portion)	3,656	3,822
Non-current operating lease obligations (net of current portion)	4,103	2,499
Deferred gain on sale of property	467	507
Deferred tax liability	2,496	1,074
Other long-term liabilities	3,798	4,389
Total long-term liabilities	85,482	35,097
Total liabilities	184,094	116,960
Commitments and contingencies
Equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Common Stock—no par value 25,000,000 shares authorized, 20,078,254 and 19,940,487 shares issued and outstanding at June 30, 2022, and December 31, 2021, respectively	133,129	132,206
Paid in capital	3,073	3,264
Retained deficit	(70,463)	(68,436)
Accumulated other comprehensive loss	(6,608)	(4,219)
Equity attributable to shareholders of Manitex International, Inc.	59,131	62,815
Equity attributed to noncontrolling interest	9,118	—
Total equity	68,249	62,815
Total liabilities and equity	$252,343	$179,775

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues	$69,577	$60,045	$129,997	$107,213
Cost of sales	57,210	48,605	107,505	86,968
Gross profit	12,367	11,440	22,492	20,245
Operating expenses
Research and development costs	720	800	1,436	1,585
Selling, general and administrative expenses	11,431	8,069	19,877	15,813
Transaction costs	1,886	—	2,199	—
Total operating expenses	14,037	8,869	23,512	17,398
Operating income (loss)	(1,670)	2,571	(1,020)	2,847
Other income (expense)
Interest expense	(1,068)	(558)	(1,573)	(1,083)
Interest income	1	2	3	6
Gain on Paycheck Protection Program loan forgiveness	—	3,747	—	3,747
Foreign currency transaction loss	142	(85)	93	(300)
Other income (expense)	724	5	988	(15)
Total other income (expense)	(201)	3,111	(489)	2,355
Income (loss) before income taxes	(1,871)	5,682	(1,509)	5,202
Income tax expense (benefit)	232	317	364	609
Net income (loss)	(2,103)	5,365	(1,873)	4,593
Net income attributable to noncontrolling interest	154	—	154	—
Net income (loss) attributable to shareholders of Manitex International, Inc.	$(2,257)	$5,365	$(2,027)	$4,593
Income (loss) per share
Basic	$(0.10)	$0.27	$(0.09)	$0.23
Diluted	$(0.10)	$0.27	$(0.09)	$0.23
Weighted average common shares outstanding
Basic	20,058,966	19,902,617	20,012,735	19,873,840
Diluted	20,058,966	19,988,827	20,012,735	19,947,565

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(2,103)	$5,365	$(1,873)	$4,593
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,754)	222	(2,389)	(976)
Total other comprehensive income (loss)	(1,754)	222	(2,389)	(976)
Comprehensive income (loss)	(3,857)	5,587	(4,262)	3,617
Comprehensive income (loss) attributable to noncontrolling interest	154	—	154	—
Total comprehensive income (loss) attributable to shareholders of Manitex International, Inc.	$(3,703)	$5,587	$(4,108)	$3,617

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Outstanding shares	Common Stock	APIC	Retained Deficit	AOCI (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2021	19,940,487	$132,206	$3,264	$(68,436)	$(4,219)	$—	$62,815
Net income	—	—	—	230	—	—	230
Loss on foreign currency translation	—	—	—	—	(635)	—	(635)
Employee incentive plan grant	104,681	734	(734)	—	—	—	—
Repurchase to satisfy withholding and cancelled shares	(17,354)	(137)	—	—	—	—	(137)
Share-based compensation	—	—	232	—	—	—	232
Balance at March 31, 2022	20,027,814	$132,803	$2,762	$(68,206)	$(4,854)	$—	$62,505
Net income (loss)	—	—	—	(2,257)	—	154	(2,103)
Gain (loss) on foreign currency translation	—	—	—	—	(1,754)	—	(1,754)
Employee incentive plan grant	62,740	417	(417)	—	—	—	—
Acquisition of noncontrolling interests	—	—	—	—	—	8,964	8,964
Repurchase to satisfy withholding and cancelled shares	(12,300)	(91)	—	—	—	—	(91)
Share-based compensation	—	—	728	—	—	—	728
Balance at June 30, 2022	20,078,254	$133,129	$3,073	$(70,463)	$(6,608)	$9,118	$68,249

	Outstanding shares	Common Stock	APIC	Retained Deficit	AOCI (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2020	19,821,090	$131,455	$3,025	$(63,863)	$(1,708)	$—	$68,909
Net loss	—	—	—	(772)	—	—	(772)
Loss on foreign currency translation	—	—	—	—	(1,198)	—	(1,198)
Employee incentive plan grant	85,883	584	(584)	—	—	—	—
Repurchase to satisfy withholding and cancelled shares	(6,183)	(48)	—	—	—	—	(48)
Share-based compensation	—	—	299	—	—	—	299
Balance at March 31, 2021	19,900,790	$131,991	$2,740	$(64,635)	$(2,906)	$—	$67,190
Net income	—	—	—	5,365	—	—	5,365
Gain (loss) on foreign currency translation	—	—	(26)	—	222	—	196
Employee incentive plan grant	5,940	44	(44)	—	—	—	—
Share-based compensation	—	—	278	—	—	—	278
Balance at June 30, 2021	19,906,730	$132,035	$2,948	$(59,270)	$(2,684)	$—	$73,029

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(1,873)	$4,593
Adjustments to reconcile net income (loss) to cash used for operating activities:
Depreciation and amortization	3,917	2,253
Gain on Paycheck Protection Program loan forgiveness	—	(3,747)
Changes in allowances for doubtful accounts	(16)	128
Changes in inventory reserves	(1,308)	(1,018)
Deferred income taxes	(1,085)	(13)
Amortization of deferred debt issuance costs	88	77
Amortization of debt discount	46	76
Gain on forward currency contract	(160)	(333)
Share-based compensation	960	577
Adjustment to deferred gain on sales and lease back	(40)	(40)
Gain on disposal of assets	(713)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(11,480)	(6,368)
(Increase) decrease in other receivables	(716)	90
Increase in inventory	(11,292)	(4,302)
Decrease (increase) in prepaid expenses	17	(986)
Increase in other assets	(87)	(36)
Increase in accounts payables and related party payables	16,765	11,970
Increase in accrued expenses	2,374	2,140
(Decrease) increase in other current liabilities	(2,903)	737
Decrease in other long-term liabilities	(330)	(592)
Net cash (used in) provided by operating activities	(7,836)	5,206

Cash flows from investing activities:
Payments for acquisition, net of cash acquired	(38,366)	—
Proceeds from the sale of fixed assets	1,773	—
Purchase of property and equipment	(9,807)	(561)
Investment in intangible assets	(64)	—
Net cash used in investing activities	(46,464)	(561)
Cash flows from financing activities:
Borrowings on revolving term credit facility	46,700	—
Payments on revolving term credit facility	(12,800)	—
Borrowings on term debt	15,000	—
Net borrowings on working capital facilities	3,364	(3,664)
New borrowings—other	903	748
Debt issuance costs incurred	(125)	—
Note payments	(785)	(662)
Shares repurchased for income tax withholding on share-based compensation	(228)	(48)
Payments on capital lease obligations	(191)	(171)
Net cash provided by (used in) financing activities	51,838	(3,797)
Net (decrease) increase in cash and cash equivalents	(2,462)	848
Effect of exchange rate changes on cash	(2,324)	(843)
Cash, cash equivalents and restricted cash at the beginning of the year	21,581	17,401
Cash, cash equivalents and restricted cash at end of period	$16,795	$17,406
See Note 1 for supplemental cash flow disclosures

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. Nature of Operations and Basis of Presentation

The unaudited Condensed Consolidated Balance Sheets at  June 30, 2022 and December 31, 2021 and the related Condensed Consolidated Statements of Operations, Condensed Consolidated Statement of Comprehensive Income (Loss), Condensed Consolidated Statements of Shareholders’ Equity and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods.  Interim results may not be indicative of results to be realized for the entire year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.  The Condensed Consolidated Balance Sheet as of December 31, 2021 was derived from our audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).

On April 11, 2022, Manitex International, Inc. (the “Company”) entered into a Membership Interest Purchase Agreement (the “Agreement”), with Rabern Rentals, LLC (“Rabern”) and Steven Berner, as owner of 100% of Rabern’s outstanding membership interests. Pursuant to the Agreement, the Company acquired a 70% membership interest in Rabern from Steven Berner for a purchase price of $26.7 million in cash. Rabern is a construction rental equipment provider, headquartered in Amarillo, Texas, primarily servicing business in the Texas panhandle.

The Company is a leading provider of engineered lifting solutions and equipment rentals. Following the completion of the Rabern acquisition noted above, the Company reports in two business segments and has five operating segments, under which there are six reporting units. The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries.

Lifting Equipment Segment

Manitex markets a comprehensive line of boom trucks, truck cranes and sign cranes, including via its partially and wholly-owned subsidiaries and distributors, as described below. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including roads, bridges and commercial construction.

The Company’s subsidiary, Badger Equipment Company (“Badger”) is a manufacturer of specialized rough terrain cranes and material handling products.

PM Oil and Steel S.p.A. (“PM” or “PM Group”), a subsidiary of the Company, is a leading Italian manufacturer of truck- mounted hydraulic knuckle boom cranes with a 50-year history of technology and innovation, and a product range spanning more than 50 models. PM is also a manufacturer of truck-mounted aerial platforms with a diverse product line and an international client base. Through its consolidated subsidiaries, PM Group has locations in Modena, Italy; Valencia, Spain; Arad, Romania; Chassieu, France; Buenos Aires, Argentina; Santiago, Chile; Singapore and Querétaro, Mexico.

The Company’s subsidiary, Manitex Valla S.r.L. (“Valla”), produces a full range of precision pick and carry industrial cranes using electric, diesel, and hybrid power options. Its cranes offer wheeled or tracked, and fixed or swing boom configurations, with special applications designed specifically to meet the needs of its customers. These products are sold internationally through dealers and into the rental distribution channel.

Crane and Machinery, Inc. (“C&M”) is a distributor of the Company’s products. Crane and Machinery Leasing, Inc. rents equipment manufactured by the Company as well as a limited amount of equipment manufactured by third parties.

Rental Equipment Segment

The Company’s majority-owned subsidiary, Rabern, rents heavy duty and light duty commercial construction equipment, mainly to commercial contractors on a short-term rental basis.  The Company also rents equipment to homeowners for do-it-yourself projects.

COVID-19 Pandemic

We are continuing to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it is impacting our customers, employees, supply chain, and distribution network, as well as the demand for our products in the industries and markets that we serve. Our first priority is the health and safety of our employees, customers and business partners, and we believe that we have taken the necessary steps to keep our facilities clean and safe during the COVID-19 pandemic. While COVID-19 has had a material impact on our past financial results, we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the ultimate severity and duration of the pandemic (including the spread and impact of new COVID-19 variants) and actions by government authorities to contain the pandemic or treat its impact. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown.

The Company is continuing to experience supply chain disruptions and related logistical bottlenecks that have impacted our ability to meet strong industrial demand and have also increased costs related to shipping, warehousing and working capital management. While the Company is actively working to mitigate these expenses and the associated timing issues, certain segments – such as truck chassis – have been more impacted than others. Where appropriate and feasible, we have implemented pricing adjustments to protect margins and, in tandem, continue to build inventory to meet our customer requirements. In addition, the Company is actively managing costs and working to further streamline operations where needed. Furthermore, the Company has modified its business practices to manage expenses (including practices regarding employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences). We continue to take steps intended to minimize the negative impact of the COVID-19 pandemic on our business and to protect the safety of our employees and customers, but we cannot predict the duration or severity of the ongoing COVID-19 pandemic or reasonably estimate the financial impact that it will have on our results and significant estimates going forward.

Supplemental Cash Flow Information

Transactions for the periods ended June 30, 2022 and 2021 are as follows:

	Six months ended June 30,
	2022	2021
Interest received in cash	$3	$6
Interest paid in cash	1,158	975
Income tax payments in cash	169	856
Recognition of right-of-use asset and right-of-use liability	2,543	112

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$16,588	$17,170
Restricted cash	207	236
Cash, cash equivalents and restricted cash at the end of year	$16,795	$17,406

2. Significant Accounting Policies

The summary of the Company’s significant accounting policies is presented to assist in understanding the Company’s consolidated financial statements. The financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term securities purchased with maturity dates of three months or less to be cash equivalents. The cash in the Company’s U.S. banks is not fully insured by the FDIC due to the statutory limit of $250.

Restricted Cash

Certain of the Company’s lending arrangements require the Company to post collateral or maintain minimum cash balances in escrow. These cash amounts are reported as current assets on the balance sheets based on when the cash will be contractually released. Total restricted cash was $207 and $222 at June 30, 2022 and December 31, 2021, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at invoiced amount and do not bear interest. Allowance for doubtful accounts is the Company’s estimate of current expected credit losses on its existing accounts receivable and determined based on historical customer assessments and current financial conditions. Account balances are charged off against the allowance when the Company determines the receivable will not be recovered. There can be no assurance that the Company’s estimate of accounts receivable collection will be indicative of future results. The Company established an allowance for bad debt of $2,454 and $2,432 at June 30, 2022 and December 31, 2021. The Company also has, in some instances, a security interest in its accounts receivable until payment is received.

Property, Equipment and Depreciation

Property and equipment are stated at cost or the fair market value at the date of acquisition for property and equipment acquired in connection with the acquisition of a company. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation of property, and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the three and six months ended June 30, 2022 was $2,027 and $2,489, respectively. Depreciation expense for the three and six months ended June 30, 2021 was $545 and $1,096, respectively.

Accrued Warranties

Warranty costs are accrued at the time revenue is recognized. The Company’s products are typically sold with a warranty covering defects that arise during a fixed period of time. The specific warranty offered is a function of customer expectations and competitive forces.

A liability for estimated warranty claims is accrued at the time of sale. Such liability is established using historical warranty claim experience. The current provision may be adjusted to take into account unusual or non-recurring events in the past or anticipated changes in future warranty claims. Adjustments to the initial warranty accrual are recorded if actual claim experience indicates that adjustments are necessary.

As of June 30, 2022 and December 31, 2021, accrued warranties were $1,830 and $1,578, respectively.

Advertising

Advertising costs are expensed as incurred and were $349 and $459 for the three and six months ended June 30, 2022, respectively. Advertising costs were $146 and $274 for the three and six months ended June 30, 2021, respectively.

Business Combinations

The Company accounts for acquisitions in accordance with guidance found in ASC 805, Business Combinations. The guidance requires consideration given, including contingent consideration, assets acquired and liabilities assumed to be valued at their fair market values at the acquisition date. The guidance further provides that: (1) acquisition costs will generally be expensed as incurred and (2) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

The Company records any excess of purchase price over fair value of assets acquired, including identifiable intangibles and liabilities assumed to be recognized as goodwill.

Noncontrolling Interest

A noncontrolling interest is the equity interest of consolidated entities that is not owned by the Company. Noncontrolling interest is adjusted for the noncontrolling partners' share of earnings (losses) in accordance with the applicable agreement. Earnings allocated to such noncontrolling partners are recorded as income applicable to noncontrolling interest in the accompanying condensed consolidated statements of operations.

Share-based Compensation

The Company has elected to account for restricted stock awards with market conditions using a graded vesting method. This recognizes the compensation cost in the statement of operations over the requisite service period for each separately-vesting tranche of awards.

Adoption of Highly Inflationary Accounting in Argentina

GAAP guidance requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100 percent. Under highly inflationary accounting, PM Group’s Argentina subsidiary’s functional currency became the Euro (its parent company’s reporting currency), and its income statement and balance sheet have been measured in Euros using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in other (income) and expense, net and was not material. As of June 30, 2022, PM Group’s Argentina subsidiary had an insignificant net peso monetary position. Net sales of PM Group’s Argentina subsidiary were less than 5% of our consolidated net sales for the six months ended June 30, 2022 and year ended December 31, 2021.

3. Revenue Recognition

The following table disaggregates our revenue for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Equipment sales	$54,934	$51,669	$107,513	$90,701
Part sales	7,109	6,911	13,881	13,471
Rentals	5,184	285	5,236	412
Services	1,166	1,180	2,183	2,629
Merchandise sales and other	1,184	—	1,184	—
Total Revenue	$69,577	$60,045	$129,997	$107,213

The Company attributes revenue to different geographic areas based on where items are shipped to or services are performed. The following table provides detail of revenues by geographic area for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$37,047	$25,961	$67,931	$44,965
Italy	7,993	8,262	14,666	13,409
Canada	5,655	5,450	9,743	8,325
France	2,709	2,688	6,386	6,454
Chile	3,092	3,118	5,544	6,338
Other	13,081	14,566	25,727	27,722
Total Revenue	$69,577	$60,045	$129,997	$107,213

Total Company Revenues by Sources

The sources of the Company’s revenues are summarized below for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Boom trucks, knuckle boom & truck cranes	$38,338	$34,304	$75,969	$61,466
Aerial platforms	9,448	9,192	17,773	15,766
Part sales	7,109	6,911	13,881	13,471
Services	1,166	1,180	2,183	2,629
Rough terrain cranes	—	1,505	162	1,645
Rentals	5,184	285	5,236	412
Other equipment	7,148	6,668	13,609	11,824
Merchandise sales and other	1,184	—	1,184	—
Total Revenue	$69,577	$60,045	$129,997	$107,213

Customer Deposits

At times, the Company may require an upfront deposit related to its contracts.  In instances where an upfront deposit has been received by the Company and the revenue recognition criteria have not yet been met, the Company records a contract liability in the form of a customer deposit, which is classified as a short-term liability on the Condensed Consolidated Balance Sheets.  That customer deposit is revenue that is deferred until the revenue recognition criteria have been met, at which time, the customer deposit is recognized into revenue. Substantially all of the $7.1 million customer deposit balance as of December 31, 2021 was recognized in revenues during 2022, and substantially all of the $4.0 million customer deposit balance as of June 30, 2022 is expected to be recognized in revenues during 2022.

The following table summarizes changes in customer deposits for the six months ended June 30 as follows:

	June 30, 2022	June 30, 2021
Customer deposits	$7,121	$2,363
Additional customer deposits received where revenue has not yet been recognized	7,697	3,375
Revenue recognized from customer deposits	(10,528)	(2,613)
Effect of change in exchange rates	(336)	(93)
Total customer deposits	$3,954	$3,032

4. Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 by level within the fair value hierarchy. As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is summary of items that the Company measures at fair value on a recurring basis:

	Fair Value at June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Forward currency exchange contracts	$—	$121	$—	$121
Total current assets at fair value	$—	$121	$—	$121

	Fair Value at December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Forward currency exchange contracts	$—	$75	$—	$75
Total current assets at fair value	$—	$75	$—	$75
Liabilities:
Valla contingent consideration	$—	$—	$207	$207
Total liabilities at fair value	$—	$—	$207	$207

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Valla Contingent Consideration
Liabilities:
Balance at January 1, 2022	$207
Change in contingent liability consideration	(202)
Effect of changes in exchange rates	(5)
Balance at June 30, 2022	$—

Fair Value Measurements

ASC 820-10 classifies the inputs used to measure fair value into the following hierarchy:

Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 — Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability and

Level 3 — Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The fair value of the forward currency contracts is determined on the last day of each reporting period using observable inputs, which are supplied to the Company by the foreign currency trading operation of its bank and are Level 2 items.

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

PM Group has an intercompany receivable denominated in Euros from its Chilean subsidiary. At June 30, 2022, the Company had entered into a forward currency exchange contract that matured on July 29, 2022.  Under the contract the Company was obligated to sell 2,244,500 Chilean pesos for 2,434 Euros. The purpose of the forward contract was to mitigate the income effect related to this intercompany receivable that results with a change in exchange rate between the Euro and the Chilean peso.

The following table provides the location and fair value amounts of derivative instruments that are reported in the Condensed Consolidated Balance Sheet as of June 30, 2022:

 Total derivatives NOT designated as a hedge instrument

		Fair Value
	Balance Sheet Location	June 30, 2022	December 31, 2021
Asset Derivatives
Foreign currency exchange contract	Prepaid expense and other current assets	$121	$75

The following tables provide the effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021:

		Gain (loss)		Gain (loss)
	Location of gain or (loss) recognized in Statement of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Derivatives Not Designated as Hedge Instruments
Forward currency contract	Foreign currency transaction gains (losses)	$196	$197	$(160)	$333
		$196	$197	$(160)	$333

During the three and six months ended June 30, 2022 and 2021, there were no forward currency contracts designated as cash flow hedges. As such, all gains and loss related to forward currency contracts during the three and six months ended June 30, 2022 and 2021 were recorded in current earnings and did not impact other comprehensive income.

6. Inventory, net

The components of inventory are as follows:

	June 30, 2022	December 31, 2021
Raw materials and purchased parts, net	$51,110	$42,983
Work in process, net	5,953	3,938
Finished goods, net	19,232	18,044
Inventory, net	$76,295	$64,965

The Company has established reserves for obsolete and excess inventory of $8,654 and $9,884 as of June 30, 2022 and December 31, 2021, respectively.

7. Goodwill and Intangible Assets

Intangible assets and accumulated amortization by category as of June 30, 2022 is as follows:

	Weighted Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (in years)	Amount	Amortization	Amount
Patented and unpatented technology	3	$16,297	$(13,982)	$2,315
Customer relationships	9	21,787	(13,308)	8,479
Trade names and trademarks	16	5,469	(2,693)	2,776
Software	4	237	(32)	205
Indefinite lived trade names		1,903		1,903
Total intangible assets, net				$15,678

Intangible assets and accumulated amortization by category as of December 31, 2021 is as follows:

	Weighted Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (in years)	Amount	Amortization	Amount
Patented and unpatented technology	3	$16,848	$(13,845)	$3,003
Customer relationships	3	18,077	(13,017)	5,060
Trade names and trademarks	10	4,269	(2,595)	1,674
Software	5	160	(8)	152
Indefinite lived trade names		2,057		2,057
Total intangible assets, net				$11,946

In connection with the Rabern acquisition, the Company recognized customer relationships intangible assets of $4.5 million with an estimated useful life of 15 years and trademark intangible assets of $1.2 million with an estimated useful life of 25 years. See Note 18 for additional information regarding the Rabern acquisition.

Amortization expense for intangible assets was $745 and $1,428 for the three and six months ended June 30, 2022, respectively. Amortization expense for intangible assets was $578 and $1,157 for the three and six months ended June 30, 2021, respectively.

Estimated amortization expense for the period ending June 30 for the next five years and subsequent is as follows:

Amount
2023	$2,977
2024	2,977
2025	1,832
2026	860
2027	537
And subsequent	4,592
Total intangible assets currently to be amortized	13,775
Intangible assets with indefinite lives not amortized	1,903
Total intangible assets	$15,678

Changes in goodwill for the six months ended June 30 are as follows:

	2022	2021
Balance January 1,	$24,949	$27,472
Goodwill for Rabern acquisition	13,065	—
Effect of change in exchange rates	(1,209)	(583)
Balance June 30,	$36,805	$26,889

The Company performed an impairment assessment as of December 31, 2021. No additional triggers for an interim impairment test have been identified as of June 30, 2022. While there was $1.1 million of goodwill impairment recognized as a result of the 2021 annual impairment test to fully impair the Valla business unit, a reasonably possible unexpected deterioration in financial performance or adverse change in earnings may result in a further impairment in the other business units.

8. Accrued Expenses

	June 30, 2022	December 31, 2021
Accrued payroll and benefits	$4,977	$3,524
Accrued income tax and other taxes	2,768	2,473
Accrued vacation	1,856	1,701
Accrued warranty	1,830	1,578
Accrued expenses—other	1,482	1,263
Total accrued expenses	$12,913	$10,539

9. Accrued Warranty

The liability for estimated warranty claims is accrued at the time of sale and the expense is recorded in the Condensed Consolidated Statement of Operations in Cost of Sales. The liability is established using historical warranty claim experience. The current provision may be adjusted to take into account unusual or non-recurring events in the past or anticipated changes in future warranty claims. Adjustments to the warranty accrual are recorded if actual claim experience indicates that adjustments are necessary. Warranty reserves are reviewed to ensure critical assumptions are updated for known events that may impact the potential warranty liability.

The following table summarizes the changes in product warranty liability:

	For the six months ended
	June 30,
	2022	2021
Balance January 1,	$1,578	$1,292
Provision for warranties issued during the year	1,250	1,867
Warranty services provided	(958)	(1,566)
Foreign currency translation	(40)	(15)
Balance June 30,	$1,830	$1,578

10. Credit Facilities and Debt

Debt is summarized as follows:

	June 30, 2022	December 31, 2021
U.S. Credit Facilities	$46,700	$12,800
U.S Term Loan	15,000	—
Italy Short-Term Working Capital Borrowings	17,809	15,676
Italy Group Term Loan	11,536	12,472
Other	409	342
Total debt	91,454	41,290
Less: Debt issuance costs	(119)	(83)
Debt, net of issuance costs	$91,335	$41,207

U.S. Credit Facilities and Term Loan

On April 11, 2022, the Company entered into a Commercial Credit Agreement (the “Credit Agreement”), by and among the Company, the Company’s domestic subsidiaries and Amarillo National Bank. The Credit Agreement provides for a $40,000 revolving credit facility that matures on April 11, 2024, a $30,000 revolving credit facility that matures on April 11, 2024 and a $15,000 term loan that matures on October 11, 2029. Borrowings under the revolving credit facilities and the term loan bear interest at a floating rate equal to the Prime Rate plus 0.5%. The revolving credit facilities require monthly interest payments with the full principal balance coming due at maturity, and the $30,000 revolving credit facility requires quarterly payments in the amount of 3% of the outstanding balance thereunder on a quarterly basis beginning on January 1, 2023. The term loan requires monthly interest payments with quarterly amortization payments beginning on November 11, 2022, with the remaining principal balance coming due at maturity. The unused balance of the revolving credit facilities incurs a 0.125% fee that is payable semi-annually. At June 30, 2022, the Company had $46.7 million in borrowings (less than $0.1 million in debt issuance cost for a net debt of $46.7 million) under the revolving credit facilities. At June 30, 2022, the Company had $15.0 million in borrowings (less $0.1 million in debt issuance cost for a net debt of $14.9 million) under the term loan.

The Credit Agreement requires the Company to maintain a debt service coverage ratio of at least 1.25:1.00 measured on the last day of each calendar quarter, beginning June 30, 2022, and each measurement is based on a rolling 12-month basis. The Credit Agreement also requires the Company to maintain a U.S. net worth of at least $80,000, measured as of the last day of each calendar quarter, beginning June 30, 2022. The Company was in compliance with its covenants under the Credit Agreement as of June 30, 2022.

The Company and its U.S. subsidiaries were parties to a Loan and Security Agreement, as amended (the “Loan Agreement”) with CIBC Bank USA (“CIBC”). The Loan Agreement provided a revolving credit facility with a maturity date of July 20, 2023 in an aggregate amount of $30 million. At December 31, 2021, the Company had $12.8 million in borrowings (less $0.1 million in debt issuance cost for a net debt of $12.7 million). The indebtedness under the Loan Agreement was collateralized by substantially all of the Company’s assets, except for certain assets of the Company’s subsidiaries. On April 11, 2022, the Company repaid in full all outstanding indebtedness and other amounts outstanding of approximately $12.8 million and terminated all commitments and obligations under the Loan Agreement with CIBC in satisfaction of all of the Company’s debt obligations under the Loan Agreement. The Company was not required to pay any pre-payment premiums as a result of the repayment of indebtedness under the Loan Agreement. In connection with the repayment of such outstanding indebtedness by the Company, all security interests, mortgages, liens and encumbrances granted to the lenders under the Loan Agreement were terminated and released.

PM Group Short-Term Working Capital Borrowings

At June 30, 2022 and December 31, 2021, respectively, the PM Group had established demand credit and overdraft facilities with five banks in Italy, one bank in Spain and twelve banks in South America. Under these facilities, as of June 30, 2022 and December 31, 2021 respectively, the PM Group can borrow up to $19,736 and $21,449 for advances against invoices, letter of credit and bank overdrafts. These facilities are divided into two types: working capital facilities and cash facilities. For the six months ended June 30, 2022 and year ended December 31, 2021, respectively, interest on the Italian working capital facilities is charged at the 3-month Euribor plus 175, 200, or 270 basis points and 3-month Euribor plus 450 basis points, respectively. Interest on the PM Group’s South American facilities is charged at a flat rate of points for advances on invoices ranging from 8% - 55%.

At June 30, 2022, the Italian banks had advanced PM Group $17,553. There were no advances to PM Group from the Spanish bank, and the South American banks had advanced PM Group $179.   At December 31, 2021, the Italian banks had advanced PM Group $14,874. There were no advances to PM Group from the Spanish bank, and the South American banks had advanced PM Group $463.

Valla Short-Term Working Capital Borrowings

At June 30, 2022 and December 31, 2021, respectively, Valla had established demand credit and overdraft facilities with two Italian banks. Under the facilities, Valla can borrow up to $586 for advances against orders, invoices and bank overdrafts. Interest on the Italian working capital facilities is charged at a flat percentage rate for advances on invoices and orders ranging from 1.67% - 5.75% for both 2022 and 2021. At June 30, 2022 and December 31, 2021, the Italian banks had advanced Valla $77 and $339.

PM Group Term Loans

At June 30, 2022 and December 31, 2021, respectively, the PM Group has a $5,485 and $5,930 term loan that is split into a note and a balloon payment and is secured by the PM Group’s common stock. The term loan is charged interest at a fixed rate of 3.5%, has annual principal payments of approximately $600 per year and has a balloon payment of $3,143 due in 2026.

At June 30, 2022 and December 31, 2021, respectively, the PM Group has unsecured borrowings totaling $6,051 and $6,542, respectively.  The borrowings have a fixed rate of interest of 3.5%.

Annual payments of $1,513 are payable ending in 2025.

11. Leases

The Company leases certain warehouses, office space, machinery, vehicles and equipment. Leases with an initial term of 12 months or shorter are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the applicable lease term.

The Company is not aware of any variable lease payments, residual value guarantees, covenants or restrictions imposed by the leases. Most leases include one or more options to renew, with renewal terms that can extend the lease term. The exercise of these lease renewal options is at our sole discretion. The depreciable life of assets is limited by the expected lease term for finance leases.

If there was a discount rate explicit in the lease, then such discount rate was used. For those leases with no explicit or implicit interest rate, an incremental borrowing rate was used.  The weighted average remaining useful life for operating and finance leases was 4 and 6 years, respectively. The weighted average discount rate for operating and finance leases was 5.2% and 12.5% respectively.

Leases	Classification	June 30, 2022	December 31, 2021
Assets
Operating lease assets	Operating lease assets	$5,756	$3,563
Financing lease assets	Fixed assets, net	2,210	2,303
Total leased assets		$7,966	$5,866

Liabilities
Current
Operating	Current liabilities	$1,653	$1,064
Financing	Current liabilities	470	399

Non-current
Operating	Non-current liabilities	4,103	2,499
Financing	Non-current liabilities	3,656	3,822
Total lease liabilities		$9,882	$7,784

		Three months ended June 30,		Six months ended June 30,
Lease Cost	Classification	2022	2021	2022	2021
Operating lease costs	Operating lease assets	$214	$398	$510	$702
Finance lease cost
Amortization of leased assets	Amortization	96	91	187	182
Interest on lease liabilities	Interest expense	128	139	259	280
Lease cost		$438	$628	$956	$1,164

	Three months ended June 30,		Six months ended June 30,
Other Information	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$214	$426	$510	$758
Operating cash flows from finance leases	$128	$139	$259	$280
Financing cash flows from finance leases	$107	$95	$200	$171

Future principal minimum lease payments for the period ending June 30 for the next five years and subsequent are:

	Operating Leases	Capital Leases
2023	$1,697	$950
2024	1,382	978
2025	1,094	1,003
2026	929	1,003
2027	868	1,033
And subsequent	159	1,145
Total undiscounted lease payments	6,129	6,112
Less interest	(373)	(1,986)
Total liabilities	$5,756	$4,126
Less current maturities	(1,653)	(470)
Non-current lease liabilities	$4,103	$3,656

We had no consolidated VIEs as of June 30, 2022 and December 31, 2021.

In connection with our acquisition of Rabern, the Company became the lessee of two buildings from HTS Management LLC (“HTS”), an entity controlled by Steven Berner, who is a key member of Rabern management. HTS operates as a holding company for property and as a single lessee leasing company for business use property for Rabern. HTS’s ongoing activities preceding and succeeding the Rabern acquisition relate to financing, purchasing, leasing and holding property leased to Rabern. Based on these activities, HTS would be subject to interest rate risk and real estate investment pricing risk related to holding the real estate as an investment. These risks represent the potential variability to be considered as passed to interest holders. Although we have a variable interest through our relationship with Mr. Berner, such variability is not passed on to Rabern in connection with the arrangement, and therefore Rabern is not the primary beneficiary of the VIE. Furthermore, all risks and benefits of the significant activities of HTS are passed to Mr. Berner directly and do not represent a direct or indirect obligation for Rabern.

12. Income Taxes

For the three months ended June 30, 2022, the Company recorded an income tax provision of $232, which includes a discrete income tax benefit of $219. The calculation of the overall income tax provision for the three months ended June 30, 2022 primarily consists of foreign income taxes, a discrete income tax benefit for a reduction in the valuation allowance recorded against state tax credits in connection with the Rabern acquisition, and a discrete income tax benefit related to the expiration of the statutes of limitations for various state and foreign jurisdictions. For the three months ended June 30, 2021, the Company recorded an income tax provision of $317, which includes a discrete income tax benefit of $440. The calculation of the overall income tax provision for the three months ended June 30, 2021 primarily consists of foreign income taxes and a discrete income tax benefit related to the expiration of the statutes of limitations for various state and foreign jurisdictions.

The effective tax rate for the three months ended June 30, 2022 was an income tax provision of 12.4% on a pretax loss of $1,871 compared to an income tax provision of 5.6% on a pretax income of $5,682 in the comparable prior period. The effective tax rate for the three months ended June 30, 2022 differs from the U.S. statutory rate of 21% primarily due to a valuation allowance in the U.S., a reduction in the valuation allowance recorded against state tax credits in connection with the Rabern acquisition, a partial valuation allowance in Italy, nondeductible foreign permanent differences, income taxed in foreign jurisdictions at varying tax rates and a reduction in the uncertain tax position liability related to the expiration of the statutes of limitations for various state and foreign jurisdictions.

For the six months ended June 30, 2022, the Company recorded an income tax provision of $364, which includes a discrete income tax benefit of $200. The calculation of the overall income tax provision for the six months ended June 30, 2022 primarily consists of foreign income taxes, a discrete income tax benefit for a reduction in the valuation allowance recorded against state tax credits in connection with the Rabern acquisition, and a discrete income tax benefit related to the expiration of the statutes of limitations for various state and foreign jurisdictions. For the six months ended June 30, 2021, the Company recorded an income tax provision of $609, which includes a discrete income tax benefit of $486, primarily consisting of foreign income taxes and a discrete income tax benefit related to the expiration of the statutes of limitations for various state and foreign jurisdictions.

The effective tax rate for the six months ended June 30, 2022 was an income tax provision of 24.1% on a pretax loss of $1,509 compared to an income tax provision of 11.7% on a pretax income of $5,202 in the comparable prior period. The effective tax rate for the six months ended June 30, 2022 differs from the U.S. statutory rate of 21% primarily due to a valuation allowance in the U.S., a reduction in the valuation allowance recorded against state tax credits in connection with the Rabern acquisition, a partial valuation allowance in Italy, nondeductible foreign permanent differences, income taxed in foreign jurisdictions at varying tax rates and a reduction in the uncertain position liability for the expiration of the statute of limitations for various state and foreign jurisdictions.

The Company’s total unrecognized tax benefits as of June 30, 2022 and 2021 were approximately $2.9 million and $3.1 million, respectively. Included in the unrecognized tax benefits is a liability for the disputed Romania income tax audit assessment for tax years 2012-2016. Depending on the final resolution of the audit, the uncertain tax position liability could be higher or lower than the amount recorded at June 30, 2022.

13. Net Earnings (Loss) per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Details of the calculations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(2,103)	$5,365	$(1,873)	$4,593
Net income attributable to noncontrolling interest	154	—	154	—
Net income (loss) attributable to shareholders of Manitex International, Inc.	$(2,257)	$5,365	$(2,027)	$4,593

Income (loss) per share
Basic
Net income (loss)	$(0.10)	$0.27	$(0.09)	$0.23
Net income (loss) attributable to shareholders of Manitex International, Inc.	$(0.11)	$0.27	$(0.10)	$0.23
Diluted
Net income (loss)	$(0.10)	$0.27	$(0.09)	$0.23
Net income (loss) attributable to shareholders of Manitex International, Inc.	$(0.11)	$0.27	$(0.10)	$0.23

Weighted average common shares outstanding
Basic	20,058,966	19,902,617	20,012,735	19,873,840

Diluted
Basic	20,058,966	19,902,617	20,012,735	19,873,840
Dilutive effect of restricted stock units and stock options	—	86,210	—	73,725
Basic and Dilutive	20,058,966	19,988,827	20,012,735	19,947,565

	As of June 30,
	2022	2021
Unvested restricted stock units	303,825	296,215
Options to purchase common stock	197,437	97,437
	501,262	393,652

14. Equity

Stock Issued to Employees and Directors

The Company issued shares of common stock to employees and Directors as restricted stock units issued under the Company’s 2004 and 2019 Incentive Plan vest. Upon issuance, entries were recorded to increase common stock and decrease paid in capital for the amounts shown below. The following is a summary of stock issuances that occurred during the six months ended June 30, 2022:

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
January 1, 2022	Employee	3,300	$6.36
March 6, 2022	Directors	8,160	8.06
March 6, 2022	Employees	23,866	8.06
March 8, 2022	Directors	12,000	7.82
March 8, 2022	Employee	29,262	7.82
March 13, 2022	Directors	10,200	7.71
March 13, 2022	Employees	17,893	7.71
April 11, 2022	Employee	38,800	7.39
June 2, 2022	Directors	18,000	7.07
June 3, 2022	Directors	5,940	7.02
		167,421	$7.63

Stock Repurchases

The Company purchases shares of Common Stock from certain employees at the closing share price on the date of purchase. The stock is purchased from the employees to satisfy employees’ withholding tax obligations related to stock issuances described above. The below table summarizes shares repurchased from employees during the current year through June 30, 2022:

Date of Purchase	Shares Purchased	Closing Price on Date of Purchase
March 6, 2022	6,035	$8.06
March 8, 2022	7,395	$7.82
March 13, 2022	3,924	$7.71
April 11, 2022	12,300	$7.39
	29,654

Restricted Stock Awards

The following table contains information regarding restricted stock units during the current year through June 30, 2022:

June 30, 2022
Outstanding on January 1, 2022	286,227
Units granted during the period	194,000
Vested and issued	(137,767)
Vested-issued and repurchased for income tax withholding	(29,654)
Forfeited	(8,981)
Outstanding on June 30, 2022	303,825

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $500 and $269 and $728 and $558 for the three and six months ended June 30, 2022 and 2021, respectively.  Additional compensation expense related to restricted stock units will be $488, $767 and $466 for the remainder of 2022, 2023, and 2024, respectively.

Restricted Stock Award with Market Conditions

On May 3, 2022, in connection with his appointment J. Michael Coffey’s appointment as the Company’s Chief Executive Officer as of April 11, 2022, he was granted 490,000 restricted stock units that vest upon attainment of certain stock price hurdles of the Company’s stock. The restricted stock units can only be received on an annual basis from the vesting start date. The fair value of the market conditions award was $2.2 million calculated by using the Monte Carlo Simulation based on the average of 20,000 simulation runs. The requisite service period used was three years, expected volatility was 60% and the risk-free rate of return was 2.94%. The value of the restricted stock units granted to Mr. Coffey is being charged to compensation expense over the requisite service period. Under ASC 718-10-35-2, compensation cost for the award of share-based compensation is recognized over the derived service periods (the time from the service inception date to the expected date of satisfaction) of either 12 or 24 months depending on the particular tranche based on the median number of days it takes for the award to vest in scenarios where they meet their threshold. Compensation expense related to restricted stock units was $180 for the three and six months ended June 30, 2022, respectively. Additional compensation expense related to Mr. Coffey’s restricted stock units will be $725, $991 and $269 for the remainder of 2022, 2023 and 2024, respectively.

Restricted Stock Award with Market and Performance Conditions

On May 3, 2022, in connection with his appointment, Mr. Coffey was also granted 100,000 restricted stock units that vest upon a change in control in which the per share consideration for the Company’s common stock exceeds $10.00. The fair value of the market and performance conditions award was $481, calculated by using the Black-Scholes Option Pricing Model. The requisite service period used for the calculation was three years, expected volatility was 60% and the risk-free rate of return was 2.95%. The fair value of stock-based compensation for market and performance conditions will be recognized in the Company’s financial statements only if it is probable that the conditions will be satisfied.

Stock Options

On May 3, 2022, in connection with his appointment, Mr. Coffey was also granted 100,000 stock options with an exercise price of $4.13 per share. The options vest ratably on each of the first three anniversary dates of Mr. Coffey’s appointment date, subject to his continued service with the Company on each vesting date. Compensation expense related to the Company’s stock options was $48 and $52 for the three and six months ended June 30, 2022, respectively, compared to $9 and $19 for the comparable prior periods. Additional compensation expense related to Mr. Coffey’s options will be $132, $159 and $66 the remainder of 2022, 2023 and 2024, respectively.

Grant date 5/3/2022
Dividend yields	—
Expected volatility	55.0%
Risk free interest rate	3.02%
Expected life (in years)	6
Fair value of the option granted	$4.13

15. Legal Proceedings and Other Contingencies

The Company is involved in various legal proceedings, including product liability, employment related issues, and workers’ compensation matters that have arisen in the normal course of operations. The Company has product liability insurance with self-insurance retentions that range from $50 to $500.

When it is probable that a loss has been incurred and it is possible to make a reasonable estimate of the Company’s liability with respect to such matters, a provision is recorded for the amount of such estimate that is most likely to occur. Certain legal proceedings are at a preliminary stage, and it is not possible to estimate the amount or timing of any cost, if any, to the Company for these cases. However, the Company does not believe that these contingencies, in the aggregate, will have a material adverse effect on the Company.

The Company has been named as a defendant in several multi-defendant asbestos-related product liability lawsuits. In certain instances, the Company is indemnified by a former owner of the product line involved. In the remaining cases the plaintiff has, to date, not been able to establish any exposure by the plaintiff to the Company’s products. The Company is uninsured with respect to these claims but believes that it will not incur any material liability with respect to these claims.

On May 5, 2011, Company entered into two separate settlement agreements with two plaintiffs. As of June 30, 2022, the Company has a remaining obligation under these agreements to pay the plaintiffs $855 without interest in 9 annual installments of $95 on or before May 22 of each year. The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total payment will be charged to interest expense over the payment period.

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

C&M conducts business with RAM P&E LLC for the purposes of obtaining parts business as well as buying, selling and renting equipment. In 2022, less than $0.1 million was invoiced by C&M through government parts contracts awarded to RAM P&E LLC.

C&M is a distributor of Terex rough terrain and truck cranes. As such, C&M purchases cranes and parts from Terex.

PM is a manufacturer of cranes. PM sold cranes, parts, and accessories to Tadano during 2022 and 2021.

Rabern rents heavy duty and light duty commercial construction equipment, mainly to commercial contractors on a short-term rental basis. Rabern sold a fixed asset to Steven Berner the general manager of Rabern in April 2022, in connection with the Rabern acquisition.

In addition, the Company became the lessee of two buildings from HTS Management LLC (“HTS”), an entity controlled by Mr. Berner, who is a key member of Rabern management. HTS operates as a holding company for property and as a single lessee leasing company for business use property for Rabern. HTS’s ongoing activities preceding and succeeding the Rabern acquisition relate to financing, purchasing, leasing and holding property leased to Rabern. Based on these activities, HTS would be subject to interest rate risk and real estate investment pricing risk related to holding the real estate as an investment. These risks represent the potential variability to be considered as passed to interest holders. Although we have a variable interest through our relationship with Mr. Berner, such variability is not passed on to Rabern in connection with the arrangement, and therefore Rabern is not the primary beneficiary of the VIE. Furthermore, all risks and benefits of the significant activities of HTS are passed to Mr. Berner directly and do not represent a direct or an indirect obligation for Rabern.

As of June 30, 2022 and December 31, 2021, the Company had accounts receivable and payable with related parties as shown below:

		June 30, 2022	December 31, 2021
Accounts Receivable	Terex (1)	$43	$—
	RAM P&E (3)	2	—
		$45	$—

Accounts Payable	Terex (1)	$35	$23
	Tadano (2)	119	180
		$154	$203
Net Related Party Accounts Payable		$109	$203

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

		Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Rent paid:	Rabern Facility (4)	$142	$—	$142	$—

Sales to:	Terex (1)	$51	$29	$90	$42
	Tadano (2)	12	12	24	140
	RAM P&E (3)	—	33	27	87
	Steven Berner (5)	80	—	80	—
Total Sales		$143	$74	$221	$269

Purchases from:	Terex (1)	$70	$117	$139	$233
	Tadano (2)	7	35	137	96
Total Purchases		$77	$152	$276	$329

(1)	Terex is a significant shareholder of the Company and conducts business with the Company in the ordinary course of business.

(2)	Tadano is a significant shareholder of the Company and conducts business with the Company in the ordinary course of business.

(3)	RAM P&E is owned by the Company’s Executive Chairman’s daughter.

(4)

The Company leases its four Rabern facilities from an entity controlled by Steven Berner, the General Manager of Rabern. Pursuant to the terms of the lease, the Company makes monthly lease payments of $49. The Company is also responsible for all the associated operations expenses, including insurance, property taxes, and repairs. The leases contain up to five additional renewal options of five years each.

(5)	The Company sold an automobile to Steven Berner, the General Manager of Rabern, for approximately $80 in April 2022, in connection with the Rabern acquisition.

Note 17. Restructuring

On January 12, 2022, the Company announced a restructuring plan (the “Restructuring”) that will result in the closure of its Badger facility in Winona, Minnesota. As part of the Restructuring, the Company intends to move the manufacturing of its straight mast boom cranes and aerial platforms now produced in Winona, Minnesota, to its Georgetown, Texas, facility. The Restructuring is expected to be completed during 2023.

Restructuring

During the three and six months ended June 30, 2022, the Company recorded less than $0.1 million of restructuring expense related to severance and travel expenses.

The following is a summary of the Company’s restructuring activities as of June 30, 2022:

For the Six Months Ended June 30,
2022
Balance at beginning of period	$—
Restructuring expense	61
Balance at end of period	$61

Assets held for sale

As of June 30, 2022, the Company had $0.1 million classified as assets held for sale in the Condensed Consolidated Balance Sheets. These amounts relate to machinery & equipment in Winona, Minnesota, that are held for sale in connection with the Restructuring. The land and building were sold during April 2022 for approximately $1.8 million.

Note 18. Business Combination

On April 11, 2022, Manitex entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”), with Rabern and Steven Berner. Pursuant to the Purchase Agreement, the Company acquired a 70% membership interest in Rabern for a purchase price of $26.7 million, subject to the various adjustments, escrows and other provisions of the Purchase Agreement. The Rabern acquisition closed on April 11, 2022. A total of $5 million of the purchase price was held in escrow for various purposes, as described in the Purchase Agreement. Rabern is a construction equipment rental provider established in 1984 and primarily serves Northern Texas. The president and founder of Rabern, Steven Berner retains a 30% ownership interest and continues to run the operation as a stand-alone division of the Company. The purchase price is subject to adjustments based on the final calculation of working capital and the net book value of the rental fleet as of the date of the acquisition. The Company financed the acquisition by borrowings on the Company’s line of credit and a term loan.

The acquisition of Rabern was accounted for as a business combination in accordance with Accounting Standards Codification ASC 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed in the transaction. The preliminary fair value of the consideration transferred at the acquisition date was $41.3 million. Given the timing of the closing of the acquisition and the time necessary to complete the allocation of the purchase price to the identified assets, the initial accounting for the business combination was not finalized at the time the second quarter 2022 financial statements were issued. Adjustments to the valuation of Rabern’s assets and liabilities may be materially different due to possible changes as the purchase price allocation is completed.

The financial results of Rabern beginning on April 11, 2022 are included in the Company's condensed consolidated financial statements and are reported in the Rental Equipment segment for the periods ended June 30, 2022. The amount of revenue and income from operations associated with the Rabern acquisition from the acquisition date to June 30, 2022 are included in the Company’s condensed consolidated financial statements for the periods ended June 30, 2022.

The following table summarizes the purchase price allocations for the Rabern acquisition as of June 30, 2022:

Total purchase consideration:
Consideration	$26,737
Revolving loan payoff	14,604
Net purchase consideration	41,341
Allocation of consideration to assets acquired and liabilities assumed:
Cash	2,975
Net working capital	3,758
Other current assets	419
Fixed assets	27,658
Customer relationships	4,500
Trade name and trademarks	1,200
Goodwill	13,065
Deferred tax liability	(2,496)
Other current liabilities	(774)
Total fair value of assets acquired	50,305
Less: noncontrolling interests, net of taxes	8,964
Net assets acquired	$41,341

The fair value of identifiable intangible assets is determined primarily using the relief from royalty approach and multi-period excess earnings method for trademarks and customer relationships, respectively. Fixed asset values were estimated using either the cost or market approach. Goodwill represents the amount by which the purchase price exceeds the estimated fair value of the net assets acquired. The Rabern acquisition was structured as a taxable purchase of 70% of a partnership interest whereby Manitex and Mr. Berner subsequently contributed their respective membership interest in Rabern to a newly formed Delaware corporation. The partnership will make an IRC Section 754 Election which will give Manitex Section 743(b) step-up in the tax basis in the partnership assets for its acquired membership interest.

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of Rabern as though the acquisition had occurred as of January 1, 2021. The pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the acquisition occurred as of January 1, 2021 or of future consolidated operating results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues	$70,525	$64,675	$136,468	$117,194
Income before income taxes	(1,540)	5,044	(1,850)	4,570
Net income (loss)	(1,950)	4,927	(2,376)	4,196
Net income (loss) attributable to shareholders of Manitex International, Inc.	(2,203)	4,933	(2,612)	4,015
Basic
Net income (loss)	(0.10)	0.25	(0.12)	0.21
Net income (loss) attributable to shareholders of Manitex International, Inc.	(0.11)	0.25	(0.13)	0.20
Diluted
Net income (loss)	(0.10)	0.25	(0.12)	0.21
Net income (loss) attributable to shareholders of Manitex International, Inc.	(0.11)	0.25	(0.13)	0.20

Pro forma results presented above primarily reflect the following adjustments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization	$87	$87	$174	$174
Depreciation	455	455	910	910
Interest expense	617	617	1,234	1,234
Transaction cost	1,886	1,886	2,199	2,199
Income tax (expense) benefit of above items	(176)	200	(160)	235

The amortization adjustment for the three and six months ended June 30, 2022 and 2021 reflects the amortization resulting from the recognition of intangible assets at their fair values. The depreciation adjustment for the three and six months ended June 30, 2022 and 2021 reflects the incremental depreciation resulting from the measurement of fixed assets at their fair values. The interest expense adjustment for the three and six months ended June 30, 2022 and 2021 reflects the new revolving credit facility and term debt in connection with the acquisition of Rabern. For the three and six months ended June 30 2022, the Company recorded $1.9 million and $2.2 million of acquisition-related expenses associated with the Rabern acquisition.

Note 19. Segment Information

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by the Chief Executive Officer, who is also the Company’s Chief Operating Decision Maker, for making decisions about the allocation of resources and assessing performance as the source of the Company’s reportable operating segments.

The Company is a leading provider of engineered lifting solutions and equipment rentals. The Company operates in two business segments: the Lifting Equipment segment and the Rental Equipment segment.

Lifting Equipment Segment

The Lifting Equipment segment is a leading provider of engineered lifting solutions. The Company manufactures a comprehensive line of boom trucks, articulating cranes, truck cranes and sign cranes. The Company is also a manufacturer of specialized rough terrain cranes and material handling products. Through two of its Italian subsidiaries, the Company manufacturers truck- mounted hydraulic knuckle boom cranes and a full range of precision pick and carry industrial cranes using electric, diesel and hybrid power options.

Rental Equipment Segment

Through its recently acquired Rabern subsidiary, the Company’s Rental Equipment segment rents heavy duty and light duty commercial construction equipment, mainly to commercial contractors on a short-term rental basis. The Company also rents equipment to homeowners for do-it-yourself projects.

The following is financial information for our two operating segments: Lifting Equipment and Rental Equipment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues
Lifting Equipment	$63,338	$60,045	$123,758	$107,213
Rental Equipment	6,239	—	6,239	—
Total revenue	$69,577	$60,045	$129,997	$107,213
Operating income (loss)
Lifting Equipment	$(2,181)	$2,571	$(1,531)	$2,847
Rental Equipment	511	—	511	—
Total operating income (loss)	$(1,670)	$2,571	$(1,020)	$2,847
Depreciation and amortization
Lifting Equipment	$1,102	$1,123	$2,247	$2,253
Rental Equipment	1,670	—	1,670	—
Total depreciation and amortization	$2,772	$1,123	$3,917	$2,253
Capital expenditures
Lifting Equipment	$247	$404	$847	$561
Rental Equipment	8,960	—	8,960	—
Total capital expenditures	$9,207	$404	$9,807	$561

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Lifting Equipment	Rental Equipment	Total	Lifting Equipment	Rental Equipment	Total
Net sales by country
United States	$30,808	$6,239	$37,047	$25,961	$—	$25,961
Italy	7,993	—	7,993	8,262	—	8,262
Canada	5,655	—	5,655	5,450	—	5,450
France	2,709	—	2,709	2,688	—	2,688
Chile	3,092	—	3,092	3,118	—	3,118
Other	13,081	—	13,081	14,566	—	14,566
Total	$63,338	$6,239	$69,577	$60,045	$—	$60,045

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Lifting Equipment	Rental Equipment	Total	Lifting Equipment	Rental Equipment	Total
Net sales by country
United States	$61,692	$6,239	$67,931	$44,965	$—	$44,965
Italy	14,666	—	14,666	13,409	—	13,409
Canada	9,743	—	9,743	8,325	—	8,325
France	6,386	—	6,386	6,454	—	6,454
Chile	5,544	—	5,544	6,338	—	6,338
Other	25,727	—	25,727	27,722	—	27,722
Total	$123,758	$6,239	$129,997	$107,213	$—	$107,213

	June 30, 2022			December 31, 2021
	Lifting Equipment	Rental Equipment	Total	Lifting Equipment	Rental Equipment	Total
Assets by country
United States	$92,745	$62,678	$155,423	$85,244	$—	$85,244
Italy	96,920	—	96,920	94,531	—	94,531
Total	$189,665	$62,678	$252,343	$179,775	$—	$179,775

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

Business Overview

The following management’s discussion and analysis of financial condition and results of continuing operations should be read in conjunction with the Company’s financial statements and notes and other information included elsewhere in this Quarterly Report on Form 10-Q.

Backlog

The Company’s backlog was approximately $214 million and $189 million at June 30, 2022 and December 31, 2021, respectively.

Acquisition of Rabern Rentals

On April 11, 2022, the Company entered into a Membership Interest Purchase Agreement to acquire a 70% membership interest in Rabern Rentals, LLC (“Rabern”), which acquisition also closed on April 11, 2022. Rabern rents heavy duty and light duty commercial construction equipment, mainly to commercial contractors on a short-term rental basis. Rabern also rents equipment to homeowners for do-it-yourself projects.

Amarillo National Bank Financing

Also on April 11, 2022, the Company entered into a Commercial Credit Agreement (the “Credit Agreement”), by and among the Company, the Company’s domestic subsidiaries and Amarillo National Bank, which provides for a $40 million revolving credit facility that matures on April 11, 2024, a $30 million revolving credit facility that matures on April 11, 2024 and a $15 million term loan that matures on October 11, 2029. This new banking facility provided the funds for the Rabern acquisition and working capital facilities for both the Manitex and Rabern businesses.

CIBC Loan Agreement Payoff

In connection with the Rabern acquisition and the entry by the Company into the Credit Agreement, on April 11, 2022, the Company repaid in full all outstanding indebtedness and other amounts outstanding of approximately $12.8 million, and terminated all commitments and obligations under, its prior Loan and Security Agreement with CIBC Bank USA (the “Prior Loan Agreement”), which satisfied all of the Company’s debt obligations under the Prior Loan Agreement. The Company was not required to pay any pre-payment premiums as a result of the repayment of indebtedness under the Prior Loan Agreement. In connection with the repayment of such outstanding indebtedness by the Company, all security interests, mortgages, liens and encumbrances granted to the lenders under the Prior Loan Agreement were terminated and released.

Results of Condensed Consolidated Operations

MANITEX INTERNATIONAL, INC.

(In thousands)

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Net revenues	$69,577	$60,045	$9,532	15.9%
Cost of sales	57,210	48,605	8,605	17.7
Gross profit	12,367	11,440	927	8.1
Operating expenses
Research and development costs	720	800	(80)	(10.0)
Selling, general and administrative expenses	11,431	8,069	3,362	41.7
Transaction costs	1,886	—	1,886	100.0
Total operating expenses	14,037	8,869	5,168	58.3
Operating income (loss)	(1,670)	2,571	(4,241)	(165.0)
Other income (expense)
Interest expense	(1,068)	(558)	(510)	91.4
Interest income	1	2	(1)	(50.0)
Gain on Paycheck Protection Program loan forgiveness	—	3,747	(3,747)	(100.0)
Foreign currency transaction loss	142	(85)	227	(267.1)
Other income (expense)	724	5	719	14,380.0
Total other income (expense)	(201)	3,111	(3,312)	(106.5)
Income (loss) before income taxes	(1,871)	5,682	(7,553)	(132.9)
Income tax expense (benefit)	232	317	(85)	(26.8)
Net income (loss)	(2,103)	5,365	(7,468)	(139.2)
Net income attributable to noncontrolling interest	154	—	154	100.0%
Net income (loss) attributable to shareholders of Manitex International, Inc.	$(2,257)	$5,365	$(7,622)	-142.1%

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Net revenues and gross profit

Net revenues increased $9.6 million or 15.9% to $69.6 million for the three months ended June 30, 2022 from $60.0 million for the comparable period in 2021. The increase in revenues is primarily due to the acquisition of Rabern and increases in sales of straight mast cranes by the Company’s U.S. subsidiaries offset by decreases in sales of knuckle boom cranes by the Company’s foreign subsidiaries driven by a weaker Euro, resulting in a $4 million reduction in revenue.

Our gross profit increased $0.9 million to $12.4 million for the three months ended June 30, 2022 from $11.5 million for the comparable period in 2021. The increase in gross profit is attributable to increases in revenues due to the acquisition of Rabern partially offset by higher material costs.  The decrease in gross profit percentage is primarily driven by material cost inflation due to disruptions in the supply chain and product mix offset by price surcharges.

Research and development — Research and development expense was $0.7 million for the three months ended June 30, 2022 compared to $0.8 million for the same period in 2021. The Company’s research and development spending reflects our continued commitment to develop and introduce new products that give the Company a competitive advantage.

Selling, general and administrative expense — SG&A expense for the three months ended June 30, 2022 was $11.4 million compared to $8.1 million for the comparable period in 2021, an increase of $3.3 million. The increases are primarily related to additional SG&A expense due to severance charges of $1.2 million, the acquisition of Rabern of $1.0 million, increased professional fees of $0.4 million, increased wages and benefits of $0.3 million, and stock compensation of $0.2 million.

Transaction costs — Transaction costs for the three months ended June 30, 2022 were $1.9 million related to deal costs in connection with the Rabern acquisition.

Interest expense —Interest expense was $1.1 million for the three months ended June 30, 2022 compared to $0.6 million for the comparable period in 2021. The increase in interest expense are due to higher debt and interest rates due to the new credit facilities and term debt added in connection with the Rabern acquisition.

Gain on Paycheck Protection Program loan forgiveness — Gain on loan forgiveness was $3.7 million for the three months ended June 30, 2021 due to the paycheck protection program loan forgiveness by the Small Business Administration.

Foreign currency transaction losses — For the three months ended June 30, 2022, the Company had foreign currency gain of $0.1 million compared to a loss of $0.1 million for the comparable period in 2021. A substantial portion of the gain relate to changes in the Chilean peso.

Other income (expense) — Other income was $0.7 million for the three months ended June 30, 2022, compared to other expense of less than $0.1 million for the comparable period in 2021. The increase in other income is primarily due to a gain on sale of a building associated with the Badger restructuring.

Income taxes — For the three months ended June 30, 2022, the Company recorded an income tax provision of $0.2 million, which includes a discrete income tax benefit of $0.2 million. The calculation of the overall income tax provision for the three months ended June 30, 2022 primarily consists of foreign income taxes, a discrete income tax benefit for a reduction in the valuation allowance recorded against state tax credits in connection with the Rabern acquisition, and a discrete income tax benefit related to the expiration of the statutes of limitations for various state and foreign jurisdictions. For the three months ended June 30, 2021, the Company recorded an income tax provision of $0.3 million, which includes a discrete income tax benefit of $0.4 million. The calculation of the overall income tax provision for the three months ended June 30, 2021 primarily consists of foreign income taxes and a discrete income tax benefit related to the expiration of the statutes of limitations for various state and foreign jurisdictions.

The effective tax rate for the three months ended June 30, 2022 was an income tax provision of 12.4% on a pretax loss of $1.9 million compared to an income tax provision of 5.6% on a pretax income of $5.7 million in the comparable prior period. The effective tax rate for the three months ended June 30, 2022 differs from the U.S. statutory rate of 21% primarily due to a valuation allowance in the U.S., a reduction in the valuation allowance recorded against state tax credits in connection with the Rabern acquisition, a partial valuation allowance in Italy, nondeductible foreign permanent differences, income taxed in foreign jurisdictions at varying tax rates and a reduction in the uncertain position liability for the expiration of the statutes of limitations for various state and foreign jurisdictions.

	Six Months Ended June 30,
	2022	2021	$ Change	% Change

Net revenues	$129,997	$107,213	$22,784	21.3%
Cost of sales	107,505	86,968	20,537	23.6
Gross profit	22,492	20,245	2,247	11.1
Operating expenses
Research and development costs	1,436	1,585	(149)	(9.4)
Selling, general and administrative expenses	19,877	15,813	4,064	25.7
Transaction costs	2,199	—	2,199	100.0
Total operating expenses	23,512	17,398	6,114	35.1
Operating income (loss)	(1,020)	2,847	(3,867)	(135.8)
Other income (expense)
Interest expense	(1,573)	(1,083)	(490)	45.2
Interest income	3	6	(3)	(50.0)
Gain on Paycheck Protection Program loan forgiveness	-	3,747	(3,747)	(100.0)
Foreign currency transaction loss	93	(300)	393	(131.0)
Other income (expense)	988	(15)	1,003	(6,686.7)
Total other income (expense)	(489)	2,355	(2,844)	(120.8)
Income (loss) before income taxes	(1,509)	5,202	(6,711)	(129.0)
Income tax expense (benefit)	364	609	(245)	(40.2)
Net income (loss)	(1,873)	4,593	(6,466)	(140.8)
Net income attributable to noncontrolling interest	154	—	154	100.0%
Net income (loss) attributable to shareholders of Manitex International, Inc.	$(2,027)	$4,593	$(6,620)	-144.1%

   Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Net revenues and gross profit

Net revenues increased $22.8 million or 21.3% to $130.0 million for the six months ended June 30, 2022 from $107.2 million for the comparable period in 2021. The increase in revenues is primarily due to increases in sales of straight mast cranes by the Company’s U.S. subsidiaries, the acquisition of Rabern, and increased sales of aerial platforms offset by decreases in sales of knuckle boom cranes by the Company’s foreign subsidiaries driven by weaker Euro, which resulted in a $6.5 million reduction in revenue.

Our gross profit increased $2.3 million to $22.5 million for the six months ended June 30, 2022 from $20.2 million for the comparable period in 2021. The increase in gross profit is attributable to increases in revenues and the acquisition of Rabern partially offset by higher material costs.  The decrease in gross profit percentage is primarily driven by material cost inflation due to disruptions in the supply chain and product mix offset by price surcharges.

Research and development — Research and development expense was $1.4 million for the six months ended June 30, 2022 compared to $1.6 million for the same period in 2021. The Company’s research and development spending reflects our continued commitment to develop and introduce new products that give the Company a competitive advantage.

Selling, general and administrative expense — SG&A expense for the six months ended June 30, 2022 was $19.9 million compared to $15.8 million for the comparable period in 2021, an increase of $4.1 million. The increases are primarily related to additional SG&A expense due to severance charges of $1.2 million, the Rabern acquisition of $1.0 million, increased professional fees of $0.7 million, increased wages and benefits of $0.4 million, higher amortization expense of $0.3 million, and stock compensation of $0.2 million.

Transaction costs — Transaction costs for the six months ended June 30, 2022 were $2.2 million related to deal cost in connection with the Rabern acquisition.

Interest expense — Interest expense was $1.6 million for the six months ended June 30, 2022 compared to $1.1 million for the comparable period in 2021. The increase in interest expense are due to higher debt and interest rates due to the new credit facilities and term debt added in connection with the Rabern acquisition.

Gain on Paycheck Protection Program loan forgiveness — Gain on loan forgiveness was $3.7 million for the six months ended June 30, 2021 due to the paycheck protection program loan forgiveness by the Small Business Administration.

Foreign currency transaction losses — For the six months ended June 30, 2022, the Company had foreign currency losses of $0.1 million compared to $0.3 million for the comparable period in 2021. A substantial portion of the losses relate to changes in the Chilean peso.

Other income (expense) —Other income was $1.0 million for the six months ended June 30, 2022 compared to other expense of less than $0.1 million for the comparable period in 2021. The increase in other income is primarily due to a gain on sale of a building associated with the Badger restructuring and the reversal of a previously recorded contingent liability consideration.

Income taxes — For the six months ended June 30, 2022, the Company recorded an income tax provision of $0.4 million, which includes a discrete income tax benefit of $0.2 million. The calculation of the overall income tax provision for the six months ended June 30, 2022 primarily consists of foreign income taxes, a discrete income tax benefit for a reduction in the valuation allowance recorded against state tax credits in connection with the Rabern acquisition, and a discrete income tax benefit related to the expiration of the statutes of limitations for various state and foreign jurisdictions.  For the six months ended June 30, 2021, the Company recorded an income tax provision of $0.6 million, which includes a discrete income tax benefit of less than $0.5 million. The calculation of the overall income tax provision for the six months ended June 30, 2021 primarily consists of foreign income taxes and a discrete income tax benefit related to the expiration of the statutes of limitations for various state and foreign jurisdictions.

The effective tax rate for the six months ended June 30, 2022 was an income tax provision of 24.1% on pretax loss of $1.5 million compared to an income tax provision of 11.7% on a pretax income of $5.2 million in the comparable prior period. The effective tax rate for the six months ended June 30, 2022 differs from the U.S. statutory rate of 21% primarily due to a valuation allowance in the U.S., a reduction in the valuation allowance recorded against state tax credits in connection with the Rabern acquisition, a partial valuation allowance in Italy, nondeductible foreign permanent differences, income taxed in foreign jurisdictions at varying tax rates, and a reduction in the uncertain position liability for the expiration of the statute of limitations for various state and foreign jurisdictions.

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

On April 11, 2022, the Company entered into an $85 million credit facility with Amarillo National Bank consisting of a working capital facility of $40 million, working capital facility of $30 million, and $15 million term loan facility. This new banking facility provided the funds for the Rabern acquisition and working capital facilities for both the Manitex and Rabern businesses.  At June 30, 2022, the PM Group had established working capital facilities with five Italian, one Spanish and twelve South American banks. Under these facilities, the PM Group can borrow $19.7 million against orders, invoices and letters of credit.

Cash, cash equivalents and restricted cash were $16.8 million and $21.6 million at June 30, 2022 and December 31, 2021. At June 30, 2022, the Company had global liquidity of approximately $42 million based on the cash balance and availability under its working capital facilities. Future advances are dependent on having available collateral.

If our revenues were to increase significantly in the future, the provision limiting borrowing against accounts receivable and inventory would limit future borrowings. If this were to occur, we would attempt to negotiate higher inventory caps with our banks. There is, however, no assurance that the banks would agree to increase the caps.

The Company expects cash flows from operations and existing availability under the current revolving credit and working capital facilities will be adequate to fund future operations. If, in the future, we were to determine that additional funding is necessary, we believe that it would be available. There is, however, no assurance that such financing will be available or, if available, on acceptable terms.

At June 30, 2022, two customers accounted for approximately 10.8% and 10.5% of the Company's accounts receivable. At December 31, 2021, no customer accounted for 10% or more of the Company’s accounts receivable.

Cash flows for the six-month period ended June 30, 2022 compared to the six-month period ended June 30, 2021

Operating Activities - For the six months ended June 30, 2022, cash flow used in operating activities was $7.8 million compared to cash provided by operating activities of $5.2 million for the same period in the prior year. Cash used by working capital was $6.0 million for the six months ended June 30, 2022 compared to cash provided by working capital of $1.3 million for the same period in the prior year.

Investing Activities - Cash used in investing activities was $46.5 million in the first six months of 2022, compared to $0.6 million used in investing activities in the same period a year ago. Cash used in the six-month period ended June 30, 2022 was related to cash payments for the Rabern acquisition of $38.4 million, property and equipment of $9.8 million offset by $1.8 million in proceeds from the sale of the Badger facility. Cash used in the six-month period ended June 30, 2021 was related to cash payments for property and equipment.

Financing Activities - Cash provided by financing activities was an inflow of $51.8 million for the six months ended June 30, 2022 which included an increase in borrowings on the revolving credit facility in connection with the Rabern acquisition of $46.7 million, borrowings on the term loan in connection with the Rabern acquisition of $15.0 million, working capital borrowing of $3.4 million and borrowings for insurance agreements and finance leases of $0.9 million, offset by repayment of previous revolving credit facility of $12.8 million and notes of $0.8 million. Cash used in financing activities was an outflow of $3.8 million for the six months ended June 30, 2021 which included a decrease in working capital borrowing of $3.7 million and repayments of notes of $0.7 million offset by borrowings for insurance agreements of $0.7 million and payments on capital lease obligations of $0.2 million.

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

Item 3—Quantitative and Qualitative Disclosures about Market Risk

Not required for Smaller Reporting Companies.

Item 4—Controls and Procedures

Disclosure Controls and Procedures

With the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) and under the supervision of the Audit Committee of the Board of Directors, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2022, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Additionally, changes to the United States’ participation in, withdrawal from, renegotiation of certain international trade agreements or other major trade related issues including the non-renewal of expiring favorable tariffs granted to developing countries, tariff quotas and retaliatory tariffs, trade sanctions, new or onerous trade restrictions, embargoes and other stringent government controls could have a material adverse effect on our business, results of operations and financial condition.

The reporting currency for our consolidated financial statements is the U.S. Dollar. Certain of our assets, liabilities, expenses, revenues and earnings are denominated in other countries’ currencies, including the Euro, Chilean Peso and Argentinean Peso. Those assets, liabilities, expenses, revenues and earnings are translated into U.S. Dollars at the applicable exchange rates to prepare our consolidated financial statements. Therefore, increases or decreases in exchange rates between the U.S. Dollar and those other currencies affect the value of those items as reflected in our consolidated financial statements, even if their value remains unchanged in their original currency.

In connection with the ongoing war between Russia and Ukraine, the U.S. government has imposed enhanced export controls on certain products and sanctions on certain industry sectors and parties in Russia. The Company is not accepting orders from Russia at this time. This region does not represent a material portion of our international operations, and we do not rely on any material goods from suppliers in the region. However, the fluidity and continuation of the conflict may result in additional economic sanctions and other impacts which could have a negative impact on the Company’s financial condition, results of operations and cash flows. These include decreased sales; supply chain and logistics disruptions; volatility in foreign exchange rates and interest rates; inflationary pressures on raw materials and energy and heightened cybersecurity threats.

The risks that the Company faces in its international operations may continue to intensify if the Company further develops and expands its international operations.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s Credit Agreement with Amarillo National Bank directly restricts the Company’s ability to declare or pay dividends without Amarillo’s consent. In addition, pursuant to the Company’s Credit Agreement with Amarillo National Bank, the Company’s U.S. subsidiaries must maintain a debt service coverage ratio of at least 1.25:1.00 and a net worth for U.S. entities of at least $80 million, each as measured on the last date of each calendar quarter, beginning June 30, 2022.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1—April 30, 2022	12,300	$7.39	—	—
May 1—May 31, 2022	—	—	—	—
June 1—June 30, 2022	—	—	—	—
	—	$—	—	—

Item 3—Defaults Upon Senior Securities

None.

Item 4—Mine Safety Disclosures

Not applicable.

Item 5—Other Information

None.

Item 6—Exhibits

See the Exhibit Index set forth below for a list of exhibits included with this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1

Restricted Stock Unit Award Agreement between Manitex International, Inc. and J. Michael Coffey, dated May 3, 2022 (Service-Based Vesting) (incorporated by reference to Exhibit 10.1 to the Form S-8 filed on June 3, 2022).

10.2

Restricted Stock Unit Award Agreement between Manitex International, Inc. and J. Michael Coffey, dated May 3, 2022 (Stock Price-Based Vesting) (incorporated by reference to Exhibit 10.2 to the Form S-8 filed on June 3, 2022).

10.3

Restricted Stock Unit Award Agreement between Manitex International, Inc. and J. Michael Coffey, dated May 3, 2022 (Change In Control-Based Vesting) (incorporated by reference to Exhibit 10.3 to the Form S-8 filed on June 3, 2022).

10.4

Non-Qualified Stock Option Award Agreement between Manitex International, Inc. and J. Michael Coffey, dated May 3, 2022 (incorporated by reference to Exhibit 10.4 to the Form S-8 filed on June 3, 2022).

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

August 9, 2022

By:	/s/ MICHAEL COFFEY
Michael Coffey
Chief Executive Officer
(Principal Executive Officer)

August 9, 2022

By:	/s/ JOSEPH DOOLAN
Joseph Doolan
Chief Financial Officer (Principal Financial and Accounting Officer)