Form 10-Q
period 2022-09-30
Manitex International, Inc.
filed 2022-11-03
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of the registrant’s common stock, no par, outstanding at November 2, 2022 was 20,102,060.

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Manitex International, Inc. speaks as of September 30, 2022 unless specifically noted otherwise. Unless otherwise indicated, Manitex International, Inc., together with its consolidated subsidiaries, is hereinafter referred to as “Manitex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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
•
further impact of increases in inflation and interest rates;
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

FORM 10-Q INDEX

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash	$11,677	$21,359
Cash – restricted	188	222
Trade receivables (net)	38,638	30,515
Other receivables	736	2,039
Related party receivable (net)	9	—
Inventory (net)	77,602	64,965
Prepaid expense and other current assets	2,552	2,436
Assets held for sale	75	—
Total current assets	131,477	121,536
Total fixed assets, net of accumulated depreciation of $19,661 and $18,662 at September 30, 2022 and December 31, 2021, respectively	50,589	16,460
Operating lease assets	5,474	3,563
Intangible assets (net)	14,511	11,946
Goodwill	36,015	24,949
Other long-term assets	1,143	1,143
Deferred tax assets	333	178
Total assets	$239,542	$179,775
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$46,967	$44,136
Accrued expenses	14,645	10,539
Related party payables (net)	—	203
Notes payable	16,486	18,401
Current portion of finance lease obligations	487	399
Current portion of operating lease obligations	1,613	1,064
Customer deposits	3,435	7,121
Total current liabilities	83,633	81,863
Long-term liabilities
Revolving term credit facilities (net)	53,152	12,717
Notes payable (net)	23,829	10,089
Finance lease obligations (net of current portion)	3,518	3,822
Non-current operating lease obligations (net of current portion)	3,861	2,499
Deferred gain on sale of property	447	507
Deferred tax liability	3,648	1,074
Other long-term liabilities	3,575	4,389
Total long-term liabilities	92,030	35,097
Total liabilities	175,663	116,960
Commitments and contingencies
Equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Common Stock—no par value 25,000,000 shares authorized, 20,099,849 and 19,940,487 shares issued and outstanding at September 30, 2022, and December 31, 2021, respectively	133,249	132,206
Paid in capital	3,674	3,264
Retained deficit	(73,835)	(68,436)
Accumulated other comprehensive loss	(8,615)	(4,219)
Equity attributable to shareholders of Manitex International, Inc.	54,473	62,815
Equity attributed to noncontrolling interest	9,406	—
Total equity	63,879	62,815
Total liabilities and equity	$239,542	$179,775

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues	$65,037	$50,935	$195,034	$158,148
Cost of sales	52,693	42,899	160,198	129,867
Gross profit	12,344	8,036	34,836	28,281
Operating expenses
Research and development costs	659	772	2,095	2,357
Selling, general and administrative expenses	10,440	7,419	30,317	23,232
Transaction costs	37	—	2,236	—
Total operating expenses	11,136	8,191	34,648	25,589
Operating income (loss)	1,208	(155)	188	2,692
Other income (expense)
Interest expense	(1,409)	(490)	(2,982)	(1,573)
Interest income	—	1	3	7
Gain on Paycheck Protection Program loan forgiveness	—	—	—	3,747
Foreign currency transaction gain (loss)	175	(121)	268	(421)
Other income (expense)	(2,852)	(102)	(1,864)	(117)
Total other income (expense)	(4,086)	(712)	(4,575)	1,643
Income (loss) before income taxes	(2,878)	(867)	(4,387)	4,335
Income tax expense	206	234	570	843
Net income (loss)	(3,084)	(1,101)	(4,957)	3,492
Net income attributable to noncontrolling interest	288	—	442	—
Net income (loss) attributable to shareholders of Manitex International, Inc.	$(3,372)	$(1,101)	$(5,399)	$3,492
Income (loss) per share
Basic	$(0.15)	$(0.06)	$(0.25)	$0.18
Diluted	$(0.15)	$(0.06)	$(0.25)	$0.17
Weighted average common shares outstanding
Basic	20,094,475	19,917,276	20,039,981	19,888,319
Diluted	20,094,475	19,917,276	20,039,981	19,970,681

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(3,084)	$(1,101)	$(4,957)	$3,492
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,007)	(766)	(4,396)	(1,742)
Total other comprehensive income (loss)	(2,007)	(766)	(4,396)	(1,742)
Comprehensive income (loss)	(5,091)	(1,867)	(9,353)	1,750
Comprehensive income (loss) attributable to noncontrolling interest	288	—	442	—
Total comprehensive income (loss) attributable to shareholders of Manitex International, Inc.	$(4,803)	$(1,867)	$(8,911)	$1,750

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Outstanding shares	Common Stock	APIC	Retained Deficit	AOCI (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2021	19,940,487	$132,206	$3,264	$(68,436)	$(4,219)	$—	$62,815
Net income	—	—	—	230	—	—	230
Loss on foreign currency translation	—	—	—	—	(635)	—	(635)
Employee incentive plan grant	104,681	734	(734)	—	—	—	—
Repurchase to satisfy withholding and cancelled shares	(17,354)	(137)	—	—	—	—	(137)
Share-based compensation	—	—	232	—	—	—	232
Balance at March 31, 2022	20,027,814	$132,803	$2,762	$(68,206)	$(4,854)	$—	$62,505
Net income (loss)	—	—	—	(2,257)	—	154	(2,103)
Gain (loss) on foreign currency translation	—	—	—	—	(1,754)	—	(1,754)
Employee incentive plan grant	62,740	417	(417)	—	—	—	—
Acquisition of noncontrolling interests	—	—	—	—	—	8,964	8,964
Repurchase to satisfy withholding and cancelled shares	(12,300)	(91)	—	—	—	—	(91)
Share-based compensation	—	—	728	—	—	—	728
Balance at June 30, 2022	20,078,254	$133,129	$3,073	$(70,463)	$(6,608)	$9,118	$68,249
Net loss	—	—	—	(3,372)	—	—	(3,372)
Gain (loss) on foreign currency translation	—	—	—	—	(2,007)	288	(1,719)
Employee incentive plan grant	26,320	148	(148)	—	—	—	—
Repurchase to satisfy withholding and cancelled	(4,725)	(28)					(28)
Share-based compensation	—	—	749	—	—	—	749
Balance at September 30, 2022	20,099,849	$133,249	$3,674	$(73,835)	$(8,615)	$9,406	$63,879

	Outstanding shares	Common Stock	APIC	Retained Deficit	AOCI (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2020	19,821,090	$131,455	$3,025	$(63,863)	$(1,708)	$—	$68,909
Net loss	—	—	—	(772)	—	—	(772)
Loss on foreign currency translation	—	—	—	—	(1,198)	—	(1,198)
Employee incentive plan grant	85,883	584	(584)	—	—	—	—
Repurchase to satisfy withholding and cancelled shares	(6,183)	(48)	—	—	—	—	(48)
Share-based compensation	—	—	299	—	—	—	299
Balance at March 31, 2021	19,900,790	$131,991	$2,740	$(64,635)	$(2,906)	$—	$67,190
Net income	—	—	—	5,365	—	—	5,365
Gain (loss) on foreign currency translation	—	—	(26)	—	222	—	196
Employee incentive plan grant	5,940	44	(44)	—	—	—	—
Share-based compensation	—	—	278	—	—	—	278
Balance at June 30, 2021	19,906,730	$132,035	$2,948	$(59,270)	$(2,684)	$—	$73,029
Net loss	—	—	—	(1,101)	—	—	(1,101)
Gain (loss) on foreign currency translation	—	—	6	—	(766)	—	(760)
Employee incentive plan grant	26,400	136	(136)	—	—	—	—
Share-based compensation	—	—	239	—	—	—	239
Balance at September 30, 2021	19,933,130	$132,171	$3,057	$(60,371)	$(3,450)	$-	$71,407

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(4,957)	$3,492
Adjustments to reconcile net income (loss) to cash used for operating activities:
Depreciation and amortization	6,531	3,339
Gain on Paycheck Protection Program loan forgiveness	—	(3,747)
Changes in allowances for doubtful accounts	(678)	135
Changes in inventory reserves	(1,733)	(1,089)
Deferred income taxes	25	223
Amortization of deferred debt issuance costs	95	98
Amortization of debt discount	55	111
Gain on forward currency contract	(267)	(385)
Share-based compensation	1,710	816
Adjustment to deferred gain on sales and lease back	(60)	(60)
Gain on disposal of assets	(764)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,826)	(1,550)
Decrease (increase) in other receivables	1,131	(16)
Increase in inventory	(14,607)	(8,921)
Increase in prepaid expenses	(150)	(738)
Increase in other assets	(168)	(63)
Increase in accounts payables and related party payables	6,475	10,872
Increase in accrued expenses	4,510	1,385
(Decrease) increase in other current liabilities	(3,218)	871
Decrease in other long-term liabilities	(357)	(515)
Net cash (used in) provided by operating activities	(11,253)	4,258

Cash flows from investing activities:
Payments for acquisition, net of cash acquired	(38,366)	—
Proceeds from the sale of fixed assets	1,909	—
Purchase of property and equipment	(13,662)	(666)
Investment in intangible assets	(64)	(51)
Net cash used in investing activities	(50,183)	(717)
Cash flows from financing activities:
Borrowings on revolving term credit facility	53,357	—
Payments on revolving term credit facility	(12,800)	—
Borrowings on term debt	15,000	—
Net borrowings (repayments) on working capital facilities	864	(1,303)
New borrowings—other	903	748
Debt issuance costs incurred	(125)	—
Note payments	(1,096)	(1,083)
Shares repurchased for income tax withholding on share-based compensation	(257)	(48)
Payments on capital lease obligations	(313)	(254)
Net cash provided by (used in) financing activities	55,533	(1,940)
Net (decrease) increase in cash and cash equivalents	(5,903)	1,601
Effect of exchange rate changes on cash	(3,813)	(1,438)
Cash, cash equivalents and restricted cash at the beginning of the year	21,581	17,401
Cash, cash equivalents and restricted cash at end of period	$11,865	$17,564
See Note 1 for supplemental cash flow disclosures

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. Nature of Operations and Basis of Presentation

The unaudited Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021 and the related Condensed Consolidated Statements of Operations, Condensed Consolidated Statement of Comprehensive Income (Loss), Condensed Consolidated Statements of Shareholders’ Equity and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods. Interim results may not be indicative of results to be realized for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The Condensed Consolidated Balance Sheet as of December 31, 2021 was derived from our audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).

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

Supplemental Cash Flow Information

Transactions for the periods ended September 30, 2022 and 2021 are as follows:

	Nine months ended September 30,
	2022	2021
Interest received in cash	$3	$7
Interest paid in cash	2,308	1,369
Income tax payments in cash	536	925
Recognition of right-of-use asset and right-of-use liability	2,699	—

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$11,677	$17,336
Restricted cash	188	228
Cash, cash equivalents and restricted cash at the end of year	$11,865	$17,564

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

Restricted Cash

Certain of the Company’s lending arrangements require the Company to post collateral or maintain minimum cash balances in escrow. These cash amounts are reported as current assets on the balance sheets based on when the cash will be contractually released. Total restricted cash was $188 and $222 at September 30, 2022 and December 31, 2021, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at invoiced amount and do not bear interest. Allowance for doubtful accounts is the Company’s estimate of current expected credit losses on its existing accounts receivable and determined based on historical customer assessments and current financial conditions. Account balances are charged off against the allowance when the Company determines the receivable will not be recovered. There can be no assurance that the Company’s estimate of accounts receivable collection will be indicative of future results. The Company established an allowance for bad debt of $1,690 and $2,432 at September 30, 2022 and December 31, 2021. The Company also has, in some instances, a security interest in its accounts receivable until payment is received.

Property, Equipment and Depreciation

Property and equipment are stated at cost or the fair market value at the date of acquisition for property and equipment acquired in connection with the acquisition of a company. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation of property, and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the three and nine months ended September 30, 2022 was $1,899 and $4,388, respectively. Depreciation expense for the three and nine months ended September 30, 2021 was $518 and $1,614, respectively.

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

As of September 30, 2022 and December 31, 2021, accrued warranties were $1,784 and $1,578, respectively.

Advertising

Advertising costs are expensed as incurred and were $133 and $591 for the three and nine months ended September 30, 2022, respectively. Advertising costs were $213 and $487 for the three and nine months ended September 30, 2021, respectively.

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

The Company records identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. Goodwill is calculated as the excess of the aggregate of the fair value of the consideration transferred over the fair value of the net assets recognized.

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

Share-based Compensation

The Company has elected to account for restricted stock awards with market conditions using a graded vesting method. This method recognizes the compensation cost in the statement of operations over the requisite service period for each separately-vesting tranche of awards.

Adoption of Highly Inflationary Accounting in Argentina

GAAP guidance requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100 percent. Under highly inflationary accounting, PM Group’s Argentina subsidiary’s functional currency became the Euro (its parent company’s reporting currency), and its income statement and balance sheet have been measured in Euros using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in other (income) and expense, net and was not material. As of September 30, 2022, PM Group’s Argentina subsidiary had an insignificant net peso monetary position. Net sales of PM Group’s Argentina subsidiary were less than 5% of our consolidated net sales for the nine months ended September 30, 2022 and year ended December 31, 2021.

3. Revenue Recognition

The following table disaggregates our revenue for the three and nine months ended September 30, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Equipment sales	$49,609	$43,422	$157,120	$134,123
Part sales	6,653	6,172	20,534	19,643
Rentals	6,629	149	11,865	561
Services	1,088	1,192	3,270	3,821
Merchandise sales and other	1,058	—	2,245	—
Total Revenue	$65,037	$50,935	$195,034	$158,148

The Company attributes revenue to different geographic areas based on where items are shipped to or services are performed. The following table provides detail of revenues by geographic area for the three and nine months ended September 30, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$35,887	$19,078	$103,818	$60,900
Italy	7,983	7,984	22,649	24,536
Canada	6,129	5,982	15,872	14,307
Chile	3,057	3,339	8,601	9,677
France	1,617	1,763	8,003	8,217
Other	10,364	12,789	36,091	40,511
Total Revenue	$65,037	$50,935	$195,034	$158,148

Total Company Revenues by Sources

The sources of the Company’s revenues are summarized below for the three and nine months ended September 30, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Boom trucks, knuckle boom & truck cranes	$32,394	$31,272	$108,361	$92,737
Aerial platforms	6,985	6,578	24,758	22,344
Part sales	6,653	6,172	20,534	19,643
Rentals	6,629	149	11,865	561
Services	1,088	1,192	3,270	3,821
Other equipment	10,230	5,572	24,001	19,042
Merchandise sales and other	1,058	—	2,245	—
Total Revenue	$65,037	$50,935	$195,034	$158,148

Customer Deposits

At times, the Company may require an upfront deposit related to its contracts. In instances where an upfront deposit has been received by the Company and the revenue recognition criteria have not yet been met, the Company records a contract liability in the form of a customer deposit, which is classified as a short-term liability on the Condensed Consolidated Balance Sheets. That customer deposit is revenue that is deferred until the revenue recognition criteria have been met, at which time, the customer deposit is recognized into revenue. Substantially all of the $7.1 million customer deposit balance as of December 31, 2021 was recognized in revenues during 2022, and much of the $3.4 million customer deposit balance as of September 30, 2022 is expected to be recognized in revenues during 2022.

The following table summarizes changes in customer deposits for the nine months ended September 30 as follows:

	September 30, 2022	September 30, 2021
Customer deposits	$7,121	$2,363
Additional customer deposits received where revenue has not yet been recognized	9,438	5,004
Revenue recognized from customer deposits	(12,472)	(4,106)
Effect of change in exchange rates	(652)	(160)
Total customer deposits	$3,435	$3,101

4. Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 by level within the fair value hierarchy. As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is summary of items that the Company measures at fair value on a recurring basis:

	Fair Value at September 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Forward currency exchange contracts	$—	$11	$—	$11
Total recurring liabilities at fair value	$—	$11	$—	$11

	Fair Value at December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Forward currency exchange contracts	$—	$75	$—	$75
Total current assets at fair value	$—	$75	$—	$75
Liabilities:
Valla contingent consideration	$—	$—	$207	$207
Total liabilities at fair value	$—	$—	$207	$207

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Valla Contingent Consideration
Liabilities:
Balance at January 1, 2022	$207
Change in contingent liability consideration	(202)
Effect of changes in exchange rates	(5)
Balance at September 30, 2022	$—

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

Forward Currency Contracts

The Company enters into forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. The forward currency exchange contracts that the Company has to offset existing assets and liabilities denominated in other than the reporting units’ functional currency have been determined not to be considered a hedge under ASC 815-10. The Company records the forward currency exchange contracts at its market value with any associated gain or loss being recorded in current earnings. Both realized and unrealized gains and losses related to forward currency contracts are included in current earnings and are reflected in the Condensed Consolidated Statements of Operations in the other income (expense) section on the line titled foreign currency transaction gain (loss). Items denominated in other than a reporting unit functional currency include certain intercompany receivables due from the Company’s Italian subsidiaries and accounts receivable and accounts payable of our Italian subsidiaries and their subsidiaries.

PM Group has an intercompany receivable denominated in Euros from its Chilean subsidiary. At September 30, 2022, the Company had entered into a forward currency exchange contract that matured on October 28, 2022. Under the contract the Company was obligated to sell 2,200,000 Chilean pesos for 2,296 Euros. The purpose of the forward contract was to mitigate the income effect related to this intercompany receivable that results with a change in exchange rate between the Euro and the Chilean peso.

The following table provides the location and fair value amounts of derivative instruments that are reported in the Condensed Consolidated Balance Sheet as of September 30, 2022:

Total derivatives NOT designated as a hedge instrument

		Fair Value
	Balance Sheet Location	September 30, 2022	December 31, 2021
Asset Derivatives
Foreign currency exchange contract	Prepaid expense and other current assets	$—	$75

Liabilities Derivatives
Foreign currency exchange contract	Accrued expenses	$11	$—

The following tables provide the effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021:

		Gain (loss)		Gain (loss)
	Location of gain or (loss) recognized in Statement of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Derivatives Not Designated as Hedge Instruments
Forward currency contract	Foreign currency transaction gains (losses)	$(107)	$225	$(267)	$226
		$(107)	$225	$(267)	$226

During the three and nine months ended September 30, 2022 and 2021, there were no forward currency contracts designated as cash flow hedges. As such, all gains and loss related to forward currency contracts during the three and nine months ended September 30, 2022 and 2021 were recorded in current earnings and did not impact other comprehensive income.

6. Inventory, net

The components of inventory are as follows:

	September 30, 2022	December 31, 2021
Raw materials and purchased parts, net	$52,732	$42,983
Work in process, net	5,864	3,938
Finished goods, net	19,006	18,044
Inventory, net	$77,602	$64,965

The Company has established reserves for obsolete and excess inventory of $8,072 and $9,894 as of September 30, 2022 and December 31, 2021, respectively.

7. Goodwill and Intangible Assets

Intangible assets and accumulated amortization by category as of September 30, 2022 is as follows:

	Weighted Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (in years)	Amount	Amortization	Amount
Patented and unpatented technology	2	$15,847	$(13,905)	$1,942
Customer relationships	9	21,154	(13,278)	7,876
Trade names and trademarks	16	5,469	(2,747)	2,722
Software	4	237	(44)	193
Indefinite lived trade names		1,778		1,778
Total intangible assets, net				$14,511

Intangible assets and accumulated amortization by category as of December 31, 2021 is as follows:

	Weighted Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (in years)	Amount	Amortization	Amount
Patented and unpatented technology	3	$16,848	$(13,845)	$3,003
Customer relationships	3	18,077	(13,017)	5,060
Trade names and trademarks	10	4,269	(2,595)	1,674
Software	5	160	(8)	152
Indefinite lived trade names		2,057		2,057
Total intangible assets, net				$11,946

In connection with the Rabern acquisition, the Company recognized customer relationships intangible assets of $4.5 million with an estimated useful life of 15 years and trademark intangible assets of $1.2 million with an estimated useful life of 25 years. See Note 18 for additional information regarding the Rabern acquisition.

Amortization expense for intangible assets was $716 and $2,143 for the three and nine months ended September 30, 2022, respectively. Amortization expense for intangible assets was $568 and $1,725 for the three and nine months ended September 30, 2021, respectively.

Estimated amortization expense for the period ending September 30 for the next five years and subsequent is as follows:

Amount
2023	$2,804
2024	2,804
2025	1,346
2026	787
2027	524
And subsequent	4,468
Total intangible assets currently to be amortized	12,733
Intangible assets with indefinite lives not amortized	1,778
Total intangible assets	$14,511

Changes in goodwill for the nine months ended September 30, 2022 are as follows:

	2022	2021
Balance January 1,	$24,949	$27,472
Goodwill for Rabern acquisition	13,252	—
Effect of change in exchange rates	(2,186)	(996)
Balance September 30,	$36,015	$26,476

The Company performed an impairment assessment as of December 31, 2021. No additional triggers for an interim impairment test have been identified as of September 30, 2022. While there was $1.1 million of goodwill impairment recognized as a result of the 2021 annual impairment test to fully impair the Valla business unit, a reasonably possible unexpected deterioration in financial performance or adverse change in earnings may result in a further impairment in the other business units.

8. Accrued Expenses

	September 30, 2022	December 31, 2021
Accrued payroll and benefits	$5,576	$3,524
Accrued legal settlement	2,900	-
Accrued expenses—other	1,860	1,263
Accrued warranty	1,784	1,578
Accrued vacation	1,380	1,701
Accrued income tax and other taxes	1,145	2,473
Total accrued expenses	$14,645	$10,539

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

The following table summarizes the changes in product warranty liability:

	For the nine months ended
	September 30,
	2022	2021
Balance January 1,	$1,578	$1,292
Provision for warranties issued during the year	1,699	2,505
Warranty services provided	(1,421)	(2,343)
Foreign currency translation	(72)	(33)
Balance September 30,	$1,784	$1,421

10. Credit Facilities and Debt

Debt is summarized as follows:

	September 30, 2022	December 31, 2021
U.S. Credit Facilities	$53,200	$12,800
U.S Term Loan	15,000	—
PM Group Short-Term Working Capital Borrowings	14,344	15,676
PM Group Term Loan	10,780	12,472
Other	252	342
Total debt	93,576	41,290
Less: Debt issuance costs	(109)	(83)
Debt, net of issuance costs	$93,467	$41,207

U.S. Credit Facilities and Term Loan

On April 11, 2022, the Company entered into a Commercial Credit Agreement (the “Credit Agreement”), by and among the Company, the Company’s domestic subsidiaries and Amarillo National Bank. The Credit Agreement provides for a $40,000 revolving credit facility that matures on April 11, 2024, a $30,000 revolving credit facility that matures on April 11, 2024 and a $15,000 term loan that matures on October 11, 2029. Borrowings under the revolving credit facilities and the term loan bear interest at a floating rate equal to the Prime Rate plus 0.5%. The revolving credit facilities require monthly interest payments with the full principal balance coming due at maturity, and the $30,000 revolving credit facility requires quarterly payments in the amount of 3% of the outstanding balance thereunder on a quarterly basis beginning on January 1, 2023. The term loan requires monthly interest payments with quarterly amortization payments beginning on November 11, 2022, with the remaining principal balance coming due at maturity. The unused balance of the revolving credit facilities incurs a 0.125% fee that is payable semi-annually. At September 30, 2022, the Company had $53.2 million in borrowings (less than $0.1 million in debt issuance cost for a net debt of $53.2 million) under the revolving credit facilities. At September 30, 2022, the Company had $15.0 million in borrowings (less $0.1 million in debt issuance cost for a net debt of $14.9 million) under the term loan.

The Credit Agreement requires the Company to maintain a debt service coverage ratio of at least 1.25:1.00 measured on the last day of each calendar quarter, beginning June 30, 2022, and each measurement is based on a rolling 12-month basis. The Credit Agreement also requires the Company to maintain a U.S. net worth of at least $80,000, measured as of the last day of each calendar quarter, beginning June 30, 2022. The Company was in compliance with its covenants under the Credit Agreement as of September 30, 2022.

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

PM Group Short-Term Working Capital Borrowings

At September 30, 2022 and December 31, 2021, respectively, the PM Group had established demand credit and overdraft facilities with five banks in Italy, one bank in Spain, twelve banks in South America and one bank added in Romania in August 2022. Under these facilities, as of September 30, 2022 and December 31, 2021 respectively, the PM Group can borrow up to $19,245 and $21,449 for advances against invoices, letter of credit and bank overdrafts. These facilities are divided into two types: working capital facilities and cash facilities. For the nine months ended September 30, 2022 and year ended December 31, 2021, respectively, interest on the Italian working capital facilities is charged at the 3-month Euribor plus 175, 200, or 270 basis points and 3-month Euribor plus 450 basis points, respectively. Interest on the PM Group’s South American facilities is charged at a flat rate of points for advances on invoices ranging from 8% - 55%.

At September 30, 2022, the Italian banks had advanced PM Group $13,574. There were no advances to PM Group from the Spanish bank, and the South American banks had advanced PM Group $197 and the Romanian bank $343. At December 31, 2021, the Italian banks had advanced PM Group $14,874. There were no advances to PM Group from the Spanish bank, and the South American banks had advanced PM Group $463.

Valla Short-Term Working Capital Borrowings

At September 30, 2022 and December 31, 2021, respectively, Valla had established demand credit and overdraft facilities with two Italian banks. Under the facilities, Valla can borrow up to $489 for advances against orders, invoices and bank overdrafts. Interest on the Italian working capital facilities is charged at a flat percentage rate for advances on invoices and orders ranging from 1.67% - 5.75% for both 2022 and 2021. At September 30, 2022 and December 31, 2021, the Italian banks had advanced Valla $230 and $339.

PM Group Term Loans

At September 30, 2022 and December 31, 2021, respectively, the PM Group has a $5,125 and $5,930 term loan that is split into a note and a balloon payment and is secured by the PM Group’s common stock. The term loan is charged interest at a fixed rate of 3.5%, has annual principal payments of approximately $600 per year and has a balloon payment of $2,937 due in 2026.

At September 30, 2022 and December 31, 2021, respectively, the PM Group has unsecured borrowings totaling $5,655 and $6,542, respectively. The borrowings have a fixed rate of interest of 3.5%. Annual payments of approximately $1,500 are payable ending in 2025.

11. Leases

The Company leases certain warehouses, office space, machinery, vehicles and equipment. Leases with an initial term of 12 months or shorter are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the applicable lease term.

The Company is not aware of any variable lease payments, residual value guarantees, covenants or restrictions imposed by the leases. Most leases include one or more options to renew, with renewal terms that can extend the lease term. The exercise of these lease renewal options is at the Company's sole discretion. The depreciable life of assets is limited by the expected lease term for finance leases.

If there was a discount rate explicit in the lease, then such discount rate was used. For those leases with no explicit or implicit interest rate, an incremental borrowing rate was used. The weighted average remaining useful life for operating and finance leases were 4.2 and 5 years, respectively. The weighted average discount rate for operating and finance leases was 5.2% and 12.4% respectively.

Leases	Classification	September 30, 2022	December 31, 2021
Assets
Operating lease assets	Operating lease assets	$5,474	$3,563
Financing lease assets	Fixed assets, net	2,090	2,303
Total leased assets		$7,564	$5,866

Liabilities
Current
Operating	Current liabilities	$1,613	$1,064
Financing	Current liabilities	487	399

Non-current
Operating	Non-current liabilities	3,861	2,499
Financing	Non-current liabilities	3,518	3,822
Total lease liabilities		$9,479	$7,784

		Three months ended September 30,		Nine months ended September 30,
Lease Cost	Classification	2022	2021	2022	2021
Operating lease costs	Operating lease assets	$459	$315	$969	$1,017
Finance lease cost
Amortization of leased assets	Amortization	100	91	287	273
Interest on lease liabilities	Interest expense	126	136	385	416
Lease cost		$685	$542	$1,641	$1,706

	Three months ended September 30,		Nine months ended September 30,
Other Information	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$459	$341	$969	$1,099
Operating cash flows from finance leases	$126	$136	$385	$416
Financing cash flows from finance leases	$113	$83	$313	$254

Future principal minimum lease payments for the period ending September 30 for the next five years and subsequent are:

	Operating Leases	Capital Leases
2023	$1,699	$952
2024	1,377	983
2025	1,137	997
2026	1,038	1,010
2027	910	1,041
And subsequent	124	624
Total undiscounted lease payments	6,285	5,607
Less interest	(811)	(1,602)
Total liabilities	$5,474	$4,005
Less current maturities	(1,613)	(487)
Non-current lease liabilities	$3,861	$3,518

We had no consolidated VIEs as of September 30, 2022 and December 31, 2021.

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

12. Income Taxes

For the three months ended September 30, 2022, the Company recorded an income tax provision of $206, which includes a discrete income tax benefit of $16. The calculation of the overall income tax provision for the three months ended September 30, 2022 primarily consists of US federal income taxes for Rabern which is a separate taxpayer for US federal tax purposes, foreign income taxes, a discrete income tax benefit for a reduction in the valuation allowance recorded against state tax credits in connection with the Rabern acquisition, and a discrete income tax benefit related to the expiration of the statutes of limitations for a foreign jurisdiction. For the three months ended September 30, 2021, the Company recorded an income tax provision of $234, which includes a discrete income tax expense of $5. The calculation of the overall income tax provision for the three months ended September 30, 2021 primarily consists of foreign income taxes and a discrete income tax expense primarily for the accrual of interest related to unrecognized tax benefits.

The effective tax rate for the three months ended September 30, 2022 was an income tax provision of 7.2% on pretax loss of $2,878 compared to an income tax provision of 27.0% on a pretax loss of $867 in the comparable prior period. The effective tax rate for the three months ended September 30, 2022 differs from the U.S. statutory rate of 21% primarily due to a valuation allowance in the U.S., a reduction in the valuation allowance recorded against state tax credits in connection with the Rabern acquisition, a partial valuation allowance in Italy, nondeductible foreign permanent differences, income taxed in foreign jurisdictions at varying tax rates and a reduction in the uncertain tax position liability related to the expiration of the statutes of limitations for a foreign jurisdictions.

For the nine months ended September 30, 2022, the Company recorded an income tax provision of $570, which includes a discrete income tax benefit of $216. The calculation of the overall income tax provision for the nine months ended September 30, 2022 primarily consists of US federal income taxes for Rabern which is a separate taxpayer for US federal tax purposes, foreign income taxes, a discrete income tax benefit for a reduction in the valuation allowance recorded against state tax credits in connection with the Rabern acquisition, and a discrete income tax benefit related to the expiration of the statutes of limitations for various state and foreign jurisdictions. For the nine months ended September 30, 2021, the Company recorded an income tax provision of $843, which includes a discrete income tax benefit of $481, primarily consisting of foreign income taxes and a discrete income tax benefit related to the expiration of the statutes of limitations for various state and foreign jurisdictions.

The effective tax rate for the nine months ended September 30, 2022 was an income tax provision of 13.0% on a pretax loss of $4,387 compared to an income tax provision of 19.5% on a pretax income of $4,335 in the comparable prior period. The effective tax rate for the nine months ended September 30, 2022 differs from the U.S. statutory rate of 21% primarily due to a valuation allowance in the U.S., a reduction in the valuation allowance recorded against state tax credits in connection with the Rabern acquisition, a partial valuation allowance in Italy, nondeductible foreign permanent differences, income taxed in foreign jurisdictions at varying tax rates and a reduction in the uncertain position liability for the expiration of the statute of limitations for various state and foreign jurisdictions.

The Company’s total unrecognized tax benefits as of September 30, 2022 and 2021 were approximately $2.9 million and $3.1 million, respectively. Included in the unrecognized tax benefits is a liability for the disputed Romania income tax audit assessment for tax years 2012-2016. Depending on the final resolution of the audit, the uncertain tax position liability could be higher or lower than the amount recorded at September 30, 2022.

13. Net Earnings (Loss) per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Details of the calculations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(3,084)	$(1,101)	$(4,957)	$3,492
Net income attributable to noncontrolling interest	288	—	442	—
Net income (loss) attributable to shareholders of Manitex International, Inc.	$(3,372)	$(1,101)	$(5,399)	$3,492

Income (loss) per share
Basic
Net income (loss)	$(0.15)	$(0.06)	$(0.25)	$0.18
Net income (loss) attributable to shareholders of Manitex International, Inc.	$(0.17)	$(0.06)	$(0.27)	$0.18
Diluted
Net income (loss)	$(0.15)	$(0.06)	$(0.25)	$0.17
Net income (loss) attributable to shareholders of Manitex International, Inc.	$(0.17)	$(0.06)	$(0.27)	$0.17

Weighted average common shares outstanding
Basic	20,094,475	19,917,276	20,039,981	19,888,319

Diluted
Basic	20,094,475	19,917,276	20,039,981	19,888,319
Dilutive effect of restricted stock units and stock options	—	—	—	82,362
Basic and Dilutive	20,094,475	19,917,276	20,039,981	19,970,681

	As of September 30,
	2022	2021
Unvested restricted stock units	296,725	265,125
Options to purchase common stock	197,437	97,437
	494,162	362,562

14. Equity

Stock Issued to Employees and Directors

The Company issued shares of common stock to employees and Directors as restricted stock units issued under the Company’s 2004 and 2019 Incentive Plan vest. Upon issuance, entries were recorded to increase common stock and decrease paid in capital for the amounts shown below. The following is a summary of stock issuances that occurred during the nine months ended September 30, 2022:

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
January 1, 2022	Employee	3,300	$6.36
March 6, 2022	Directors	8,160	8.06
March 6, 2022	Employees	23,866	8.06
March 8, 2022	Directors	12,000	7.82
March 8, 2022	Employee	29,262	7.82
March 13, 2022	Directors	10,200	7.71
March 13, 2022	Employees	17,893	7.71
April 11, 2022	Employee	38,800	7.39
June 2, 2022	Directors	18,000	7.07
June 3, 2022	Directors	5,940	7.02
July 5, 2022	Employee	16,120	6.27
August 14, 2022	Directors	10,200	5.80
		193,741	$7.46

Stock Repurchases

The Company purchases shares of Common Stock from certain employees at the closing share price on the date of purchase. The stock is purchased from the employees to satisfy employees’ withholding tax obligations related to stock issuances described above. The below table summarizes shares repurchased from employees during the current year through September 30, 2022:

Date of Purchase	Shares Purchased	Closing Price on Date of Purchase
March 6, 2022	6,035	$8.06
March 8, 2022	7,395	$7.82
March 13, 2022	3,924	$7.71
April 11, 2022	12,300	$7.39
July 5, 2022	4,725	$6.27
	34,379

Restricted Stock Awards

The following table contains information regarding restricted stock units during the current year through September 30, 2022:

September 30, 2022
Outstanding on January 1, 2022	286,227
Units granted during the period	226,000
Vested and issued	(159,362)
Vested-issued and repurchased for income tax withholding	(34,379)
Forfeited	(21,761)
Outstanding on September 30, 2022	296,725

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $298 and $1,026 for the three and nine months ended September 30, 2022 and $231 and $789 for the three and nine months ended September 30, 2021 respectively. Additional compensation expense related to restricted stock units will be $228, $769 and $509 for the remainder of 2022, 2023 and 2024, respectively.

Restricted Stock Award with Market Conditions

On May 3, 2022, in connection with J. Michael Coffey’s appointment as the Company’s Chief Executive Officer as of April 11, 2022, he was granted 490,000 restricted stock units that vest upon attainment of certain stock price hurdles of the Company’s stock. The restricted stock units can only be received on an annual basis from the vesting start date. The fair value of the market conditions award was $2.2 million calculated by using the Monte Carlo Simulation based on the average of 20,000 simulation runs. The requisite service period used was three years, expected volatility was 60% and the risk-free rate of return was 2.94%. The value of the restricted stock units granted to Mr. Coffey is being charged to compensation expense over the requisite service period. Under ASC 718-10-35-2, compensation cost for the award of share-based compensation is recognized over the derived service periods (the time from the service inception date to the expected date of satisfaction) of either 12 or 24 months depending on the particular tranche based on the median number of days it takes for the award to vest in scenarios where they meet their threshold. Compensation expense related to restricted stock units was $386 and $566 for the three and nine months ended September 30, 2022, respectively. Additional compensation expense related to Mr. Coffey’s restricted stock units will be $340, $990 and $269 for the remainder of 2022, 2023 and 2024, respectively.

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

Stock Options

On May 3, 2022, in connection with his appointment, Mr. Coffey was also granted 100,000 stock options with an exercise price of $4.13 per share. The options vest ratably on each of the first three anniversary dates of Mr. Coffey’s appointment date, subject to his continued service with the Company on each vesting date. Compensation expense related to the Company’s stock options was $66 and $118 for the three and nine months ended September 30, 2022, respectively, compared to $8 and $27 for the comparable prior periods. Additional compensation expense related to Mr. Coffey’s options will be $66, $159 and $66 for the remainder of 2022, 2023 and 2024, respectively.

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

On May 5, 2011, Company entered into two separate settlement agreements with two plaintiffs. As of September 30, 2022, the Company has a remaining obligation under these agreements to pay the plaintiffs $855 without interest in 9 annual installments of $95 on or before May 22 of each year. The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total payment will be charged to interest expense over the payment period.

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

As of September 30, 2022 and December 31, 2021, the Company had accounts receivable and payable with related parties as shown below:

		September 30, 2022	December 31, 2021
Accounts Receivable	Terex (1)	$63	$—
	RAM P&E (3)	—	—
		$63	$—

Accounts Payable	Terex (1)	$47	$23
	Tadano (2)	7	180
		$54	$203
Net Related Party Accounts Receivable/(Payable)		$9	$(203)

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

		Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Rent paid:	Rabern Facility (4)	$160	$—	$302	$—

Sales to:	Terex (1)	$75	$1	$165	$43
	Tadano (2)	10	13	34	153
	RAM P&E (3)	—	23	27	110
	Steven Berner (5)	—	—	80	—
Total Sales		$85	$37	$306	$306

Purchases from:	Terex (1)	$64	$122	$203	$355
	Tadano (2)	—	34	137	130
Total Purchases		$64	$156	$340	$485

(1)
Terex is a significant shareholder of the Company and conducts business with the Company in the ordinary course of business.

(2)
Tadano is a significant shareholder of the Company and conducts business with the Company in the ordinary course of business.

(3)
RAM P&E is owned by the Company’s Executive Chairman’s daughter.

(4)
The Company leases its four Rabern facilities from an entity controlled by Steven Berner, the General Manager of Rabern. Pursuant to the terms of the lease, the Company makes monthly lease payments of $49. The Company is also responsible for all the associated operations expenses, including insurance, property taxes, and repairs. The leases contain five additional renewal options of five years each.

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

Restructuring

During the three and nine months ended September 30, 2022, the Company recorded less than $0.1 million of restructuring expense related to severance and travel expenses.

The following is a summary of the Company’s restructuring activities as of September 30, 2022:

For the Nine Months Ended September 30,
2022
Balance at beginning of period	$—
Restructuring expense	61
Balance at end of period	$61

Assets held for sale

As of September 30, 2022, the Company had $0.1 million classified as assets held for sale in the Condensed Consolidated Balance Sheets. These amounts relate to machinery & equipment in Winona, Minnesota, that are held for sale in connection with the Restructuring. The land and building were sold during April 2022 for approximately $1.8 million.

Note 18. Business Combination

On April 11, 2022, Manitex entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”), with Rabern and Steven Berner. Pursuant to the Purchase Agreement, the Company acquired a 70% membership interest in Rabern for a purchase price of $26.7 million, subject to the various adjustments, escrows and other provisions of the Purchase Agreement. The Rabern acquisition closed on April 11, 2022. A total of $5 million of the purchase price was held in escrow for various purposes, as described in the Purchase Agreement. Rabern is a construction equipment rental provider established in 1984 and primarily serves Northern Texas. The president and founder of Rabern, Steven Berner, retained a 30% ownership interest and continues to run the operation as a stand-alone division of the Company. The purchase price is subject to adjustments based on the final calculation of working capital and the net book value of the rental fleet as of the date of the acquisition. The Company financed the acquisition by borrowings on the Company’s line of credit and a term loan.

The acquisition of Rabern was accounted for as a business combination in accordance with Accounting Standards Codification ASC 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed in the transaction. The preliminary fair value of the consideration transferred at the acquisition date was $41.3 million. Given the timing of the closing of the acquisition and the time necessary to complete the allocation of the purchase price to the identified assets, the initial accounting for the business combination was not finalized at the time the third quarter 2022 financial statements were issued. Adjustments to the valuation of Rabern’s assets and liabilities may be materially different due to possible changes as the purchase price allocation is completed.

The financial results of Rabern beginning on April 11, 2022 are included in the Company's condensed consolidated financial statements and are reported in the Rental Equipment segment for the periods ended September 30, 2022. The amount of revenue and income from operations associated with the Rabern acquisition from the acquisition date to September 30, 2022 are included in the Company’s condensed consolidated financial statements for the periods ended September 30, 2022.

The following table summarizes the purchase price allocations for the Rabern acquisition as of September 30, 2022:

Total purchase consideration:
Consideration	$26,737
Revolving loan payoff	14,604
Net purchase consideration	41,341
Allocation of consideration to assets acquired and liabilities assumed:
Cash	2,975
Net working capital	3,723
Other current assets	419
Fixed assets	27,658
Customer relationships	4,500
Trade name and trademarks	1,200
Goodwill	13,252
Deferred tax liability	(2,496)
Other current liabilities	(926)
Total fair value of assets acquired	50,305
Less: noncontrolling interests, net of taxes	8,964
Net assets acquired	$41,341

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues	$65,037	$56,691	$200,888	$173,885
Income before income taxes	(2,878)	310	(4,938)	6,719
Net income (loss)	(3,084)	(912)	(5,605)	5,123
Net income (loss) attributable to shareholders of Manitex International, Inc.	(3,372)	(1,394)	(5,975)	4,023
Basic
Net income (loss)	(0.15)	(0.05)	(0.28)	0.26
Net income (loss) attributable to shareholders of Manitex International, Inc.	(0.17)	(0.07)	(0.30)	0.20
Diluted
Net income (loss)	(0.15)	(0.05)	(0.28)	0.26
Net income (loss) attributable to shareholders of Manitex International, Inc.	(0.17)	(0.07)	(0.30)	0.20

Pro forma results presented above primarily reflect the following adjustments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization	$—	$87	$87	$261
Depreciation	—	455	455	1,365
Interest expense	—	427	415	1,281
Transaction cost	37	2,236	2,236	2,236
Income tax expense of above items	—	990	97	753

The amortization adjustment for the three and nine months ended September 30, 2022 and 2021 reflects the amortization resulting from the recognition of intangible assets at their fair values. The depreciation adjustment for the three and nine months ended September 30, 2022 and 2021 reflects the incremental depreciation resulting from the measurement of fixed assets at their fair values. The interest expense adjustment for the three and nine months ended September 30, 2022 and 2021 reflects the new revolving credit facility and term debt in connection with the acquisition of Rabern. For the three and nine months ended September 30 2022, the Company recorded less than $0.1 million and $2.2 million of acquisition-related expenses associated with the Rabern acquisition.

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

Lifting Equipment Segment

The Lifting Equipment segment is a leading provider of engineered lifting solutions. The Company manufactures a comprehensive line of boom trucks, articulating cranes, truck cranes and sign cranes. The Company is also a manufacturer of specialized rough terrain cranes and material handling products. Through PM and Valla, two of the Company's Italian subsidiaries, the Company manufacturers truck- mounted hydraulic knuckle boom cranes and a full range of precision pick and carry industrial cranes using electric, diesel and hybrid power options.

Rental Equipment Segment

Through its recently acquired Rabern subsidiary, the Company’s Rental Equipment segment rents heavy duty and light duty commercial construction equipment, mainly to commercial contractors on a short-term rental basis. The Company also rents equipment to homeowners for do-it-yourself projects.

The following is financial information for our two operating segments: Lifting Equipment and Rental Equipment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues
Lifting Equipment	$57,433	$50,935	$181,190	$158,148
Rental Equipment	7,604	—	13,844	—
Total revenue	$65,037	$50,935	$195,034	$158,148
Operating income (loss)
Lifting Equipment	$(394)	$(155)	$(1,925)	$2,692
Rental Equipment	1,602	—	2,113	—
Total operating income (loss)	$1,208	$(155)	$188	$2,692
Depreciation and amortization
Lifting Equipment	$1,042	$1,086	$3,288	$3,339
Rental Equipment	1,573	—	3,243	—
Total depreciation and amortization	$2,615	$1,086	$6,531	$3,339
Capital expenditures
Lifting Equipment	$189	$105	$1,039	$666
Rental Equipment	3,663	—	12,623	—
Total capital expenditures	$3,852	$105	$13,662	$666

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Lifting Equipment	Rental Equipment	Total	Lifting Equipment	Rental Equipment	Total
Net sales by country
United States	$28,283	$7,604	$35,887	$19,078	$—	$19,078
Italy	7,983	—	7,983	7,984	—	7,984
Canada	6,129	—	6,129	5,982	—	5,982
Chile	3,057	—	3,057	3,339	—	3,339
France	1,617	—	1,617	1,763	—	1,763
Other	10,364	—	10,364	12,789	—	12,789
Total	$57,433	$7,604	$65,037	$50,935	$—	$50,935

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Lifting Equipment	Rental Equipment	Total	Lifting Equipment	Rental Equipment	Total
Net sales by country
United States	$89,974	$13,844	$103,818	$60,900	$—	$60,900
Italy	22,649	—	22,649	24,536	—	24,536
Canada	15,872	—	15,872	14,307	—	14,307
Chile	8,601	—	8,601	9,677	—	9,677
France	8,003	—	8,003	8,217	—	8,217
Other	36,091	—	36,091	40,511	—	40,511
Total	$181,190	$13,844	$195,034	$158,148	$—	$158,148

	September 30, 2022			December 31, 2021
	Lifting Equipment	Rental Equipment	Total	Lifting Equipment	Rental Equipment	Total
Assets by country
United States	$92,237	$65,511	$157,748	$85,244	$—	$85,244
Foreign Subsidiaries	81,794	—	81,794	94,531	—	94,531
Total	$174,031	$65,511	$239,542	$179,775	$—	$179,775

Note 20. Subsequent Events

On October 19, 2022, the Company agreed to settle various claims made by Custom Truck One Source, L.P. (“Custom Truck”) in connection with the sale of our Load King business to Custom Truck in 2015. In connection with this settlement, the Company agreed to pay Custom Truck an aggregate sum of $2.9 million, payable in ten equal quarterly installments, without interest.

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

Backlog

The Company’s backlog was approximately $207 million and $189 million at September 30, 2022 and December 31, 2021, respectively.

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

Results of Condensed Consolidated Operations

MANITEX INTERNATIONAL, INC.

(In thousands)

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Net revenues	$65,037	$50,935	$14,102	27.7%
Cost of sales	52,693	42,899	9,794	17.7
Gross profit	12,344	8,036	4,308	8.1
Operating expenses
Research and development costs	659	772	(113)	(10.0)
Selling, general and administrative expenses	10,440	7,419	3,021	41.7
Transaction costs	37	—	37	100.0
Total operating expenses	11,136	8,191	2,945	58.3
Operating income (loss)	1,208	(155)	1,363	(165.0)
Other income (expense)
Interest expense	(1,409)	(490)	(919)	91.4
Interest income	-	1	(1)	(50.0)
Foreign currency transaction gain (loss)	175	(121)	296	(267.1)
Other income (expense)	(2,852)	(102)	(2,750)	14,380.0
Total other income (expense)	(4,086)	(712)	(3,374)	(106.5)
Income (loss) before income taxes	(2,878)	(867)	(2,011)	(132.9)
Income tax expense	206	234	(28)	(26.8)
Net income (loss)	(3,084)	(1,101)	(1,983)	(139.2)
Net income attributable to noncontrolling interest	288	—	288	100.0%
Net income (loss) attributable to shareholders of Manitex International, Inc.	$(3,372)	$(1,101)	$(2,271)	206.3%

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Net revenues and gross profit

Net revenues increased $14.1 million or 27.7% to $65.0 million for the three months ended September 30, 2022 from $50.9 million for the comparable period in 2021. The increase in revenues is primarily due to the acquisition of Rabern and increases in sales of straight mast cranes by the Company’s U.S. subsidiaries. Increases in sales of PM Cranes were offset by foreign currency changes of $4.6 million.

Our gross profit increased $4.3 million to $12.3 million for the three months ended September 30, 2022 from $8.0 million for the comparable period in 2021. The increase in gross profit is attributable to increases in revenues due to the Rabern acquisition and increases in sales of straight mast cranes partially offset by higher material costs. The increase in gross profit percentage is primarily driven by the Rabern acquisition and price surcharges on Manitex Cranes offset by material cost inflation due to disruptions in the supply chain.

Research and development — Research and development expense was $0.7 million for the three months ended September 30, 2022 compared to $0.8 million for the same period in 2021. The Company’s research and development spending reflects our continued commitment to develop and introduce new products that give the Company a competitive advantage.

Selling, general and administrative expense — SG&A expense for the three months ended September 30, 2022 was $10.4 million compared to $7.4 million for the comparable period in 2021, an increase of $3.0 million. The increases are primarily related to SG&A expense of $1.3 million related to the Rabern acquisition, increased wages and benefits of $0.6 million, stock compensation of $0.5 million, severance charges of $0.3 million, increased professional fees of $0.2 million and building maintenance cost of $0.2 million.

Transaction costs — Transaction costs for the three months ended September 30, 2022 was less than $0.1 million related to deal costs in connection with the Rabern acquisition.

Interest expense —Interest expense was $1.4 million for the three months ended September 30, 2022 compared to $0.5 million for the comparable period in 2021. The increase in interest expense are due to higher debt and interest rates due to the new credit facilities and term debt added in connection with the Rabern acquisition.

Foreign currency transaction losses — For the three months ended September 30, 2022, the Company had foreign currency gain of $0.2 million compared to a loss of $0.1 million for the comparable period in 2021. A substantial portion of the gain relate to changes in the Chilean peso.

Other income (expense) — Other expense was $2.9 million for the three months ended September 30, 2022 driven by the proposed settlement with Custom Truck One Source, L.P. in connection with the sale of our Load King business in 2015 compared to other expense of $0.1 million for the comparable period in 2021.

Income taxes — For the three months ended September 30, 2022, the Company recorded an income tax provision of $0.2 million. The calculation of the overall income tax provision for the three months ended September 30, 2022 primarily consists of US federal income taxes for Rabern which is a separate taxpayer for US federal tax purposes, foreign income taxes, a discrete income tax benefit for a reduction in the valuation allowance recorded against state tax credits in connection with the Rabern acquisition, and a discrete income tax benefit related to the expiration of the statutes of limitations for a foreign jurisdiction. For the three months ended September 30, 2021, the Company recorded an income tax provision of $0.2 million, which includes a discrete income tax expense of $0.01 million. The calculation of the overall income tax provision for the three months ended September 30, 2021 primarily consists of foreign income taxes and a discrete tax expense primarily for the accrual of interest related to unrecognized tax benefits.

The effective tax rate for the three months ended September 30, 2022 was an income tax provision of 7.2% on pretax loss of $2.9 million compared to an income tax provision of 27.0% on a pretax loss of $0.9 million in the comparable prior period. The effective tax rate for the three months ended September 30, 2022 differs from the U.S. statutory rate of 21% primarily due to a valuation allowance in the U.S., a reduction in the valuation allowance recorded against state tax credits in connection with the Rabern acquisition, a partial valuation allowance in Italy, nondeductible foreign permanent differences, income taxed in foreign jurisdictions at varying tax rates and a reduction in the uncertain position liability for the expiration of the statutes of limitations for a foreign jurisdiction.

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change

Net revenues	$195,034	$158,148	$36,886	23.3%
Cost of sales	160,198	129,867	30,331	23.6
Gross profit	34,836	28,281	6,555	11.1
Operating expenses
Research and development costs	2,095	2,357	(262)	(9.4)
Selling, general and administrative expenses	30,317	23,232	7,085	25.7
Transaction costs	2,236	—	2,236	100.0
Total operating expenses	34,648	25,589	9,059	35.1
Operating income (loss)	188	2,692	(2,504)	(135.8)
Other income (expense)
Interest expense	(2,982)	(1,573)	(1,409)	45.2
Interest income	3	7	(4)	(50.0)
Gain on Paycheck Protection Program loan forgiveness	-	3,747	(3,747)	(100.0)
Foreign currency transaction gain (loss)	268	(421)	689	(131.0)
Other income (expense)	(1,864)	(117)	(1,747)	(6,686.7)
Total other income (expense)	(4,575)	1,643	(6,218)	(120.8)
Income (loss) before income taxes	(4,387)	4,335	(8,722)	(129.0)
Income tax expense	570	843	(273)	(40.2)
Net income (loss)	(4,957)	3,492	(8,449)	(140.8)
Net income attributable to noncontrolling interest	442	—	442	100.0%
Net income (loss) attributable to shareholders of Manitex International, Inc.	$(5,399)	$3,492	$(8,891)	-254.6%
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Net revenues and gross profit

Net revenues increased $36.8 million or 23.3% to $195.0 million for the nine months ended September 30, 2022 from $158.1 million for the comparable period in 2021. The increase in revenues is primarily due to increases in sales of straight mast cranes by the Company’s U.S. subsidiaries and the acquisition of Rabern. Increases in sales of PM Cranes were offset by foreign currency changes of $11.1 million.

Our gross profit increased $6.6 million to $34.8 million for the nine months ended September 30, 2022 from $28.3 million for the comparable period in 2021. The increase in gross profit is attributable to increases in revenues due to increases in sales of straight mast cranes and the acquisition of Rabern and partially offset by higher material costs. The increase in gross profit percentage is primarily driven by the Rabern acquisition and price surcharges from the Manitex business offset by material cost inflation due to disruptions in the supply chain.

Research and development — Research and development expense was $2.1 million for the nine months ended September 30, 2022 compared to $2.4 million for the same period in 2021. The Company’s research and development spending reflects our continued commitment to develop and introduce new products that give the Company a competitive advantage.

Selling, general and administrative expense — SG&A expense for the nine months ended September 30, 2022 was $30.3 million compared to $23.2 million for the comparable period in 2021, an increase of $7.1 million. The increases are primarily related to additional SG&A expense of $2.3 million related to the Rabern acquisition, severance charges of $1.2 million, stock compensation of $0.9 million, increased wages and benefits of $0.9, increased professional fees of $0.7 million and higher amortization expense of $0.4 million.

Transaction costs — Transaction costs for the nine months ended September 30, 2022 were $2.2 million related to deal costs in connection with the Rabern acquisition.

Interest expense — Interest expense was $3.0 million for the nine months ended September 30, 2022 compared to $1.6 million for the comparable period in 2021. The increase in interest expense are due to higher debt and interest rates due to the new credit facilities and term debt added in connection with the Rabern acquisition.

Gain on Paycheck Protection Program loan forgiveness — Gain on loan forgiveness was $3.7 million for the nine months ended September 30, 2021, due to the paycheck protection program loan forgiveness by the Small Business Administration.

Foreign currency transaction losses — For the nine months ended September 30, 2022, the Company had foreign currency gains of $0.3 million compared to currency losses of $0.4 million for the comparable period in 2021. A substantial portion of the losses relate to changes in the Chilean peso.

Other income (expense) —Other expense was $1.9 million for the nine months ended September 30, 2022 compared to $0.1 million for the comparable period in 2021. The increase in other expense was driven by the proposed settlement of $2.9 million with Custom Truck One Source, L.P. in connection with the sale of our Load King business in 2015 partially offset by other income due to a gain on sale of a building associated with the Badger restructuring and the reversal of a previously recorded contingent liability consideration.

Income taxes — For the nine months ended September 30, 2022, the Company recorded an income tax provision of $0.6 million, which includes a discrete income tax benefit of $0.2 million. The calculation of the overall income tax provision for the nine months ended September 30, 2022 primarily consists of US federal income taxes for Rabern which is a separate taxpayer for US federal tax purposes, foreign income taxes, a discrete income tax benefit for a reduction in the valuation allowance recorded against state tax credits in connection with the Rabern acquisition, and a discrete income tax benefit related to the expiration of the statutes of limitations for various state and foreign jurisdictions. For the nine months ended September 30, 2021, the Company recorded an income tax provision of $0.8 million, which includes a discrete income tax benefit of $0.5 million. The calculation of the overall income tax provision for the nine months ended September 30, 2021 primarily consists of foreign income taxes and a discrete income tax benefit related to the expiration of the statutes of limitations for various state and foreign jurisdictions.

The effective tax rate for the nine months ended September 30, 2022 was an income tax provision of 13.0% on pretax loss of $4.4 million compared to an income tax provision of 19.4% on a pretax income of $4.3 million in the comparable prior period. The effective tax rate for the nine months ended September 30, 2022 differs from the U.S. statutory rate of 21% primarily due to a valuation allowance in the U.S., a reduction in the valuation allowance recorded against state tax credits in connection with the Rabern acquisition, a partial valuation allowance in Italy, nondeductible foreign permanent differences, income taxed in foreign jurisdictions at varying tax rates, and a reduction in the uncertain position liability for the expiration of the statute of limitations for various state and foreign jurisdictions.

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

On April 11, 2022, the Company entered into an $85 million credit facility with Amarillo National Bank consisting of a working capital facility of $40 million, working capital facility of $30 million, and $15 million term loan facility. This new banking facility provided the funds for the Rabern acquisition and working capital facilities for both the Manitex and Rabern businesses. At September 30, 2022, the PM Group had established working capital facilities with five Italian, one Spanish, twelve South American banks and one Romanian bank, which was added in August 2022. Under these facilities, the PM Group can borrow $19.2 million against orders, invoices and letters of credit.

Cash, cash equivalents and restricted cash were $11.9 million and $21.6 million at September 30, 2022 and December 31, 2021. At September 30, 2022, the Company had global liquidity of approximately $32 million based on the cash balance and availability under its working capital facilities. Future advances are dependent on having available collateral.

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

At September 30, 2022 and December 31, 2021, no customer accounted for 10% or more of the Company’s accounts receivable.

Cash flows for the nine-month period ended September 30, 2022 compared to the nine-month period ended September 30, 2021

Operating Activities - For the nine months ended September 30, 2022, cash flow used in operating activities was $11.3 million compared to cash provided by operating activities of $4.3 million for the same period in the prior year. Cash used by working capital was $13.0 million for the nine months ended September 30, 2022 compared to cash provided by working capital of $0.4 million for the same period in the prior year. The increase is primarily related to inventory to meet increasing demand and backlog.

Investing Activities - Cash used in investing activities was $50.2 million in the first nine months of 2022, compared to $0.7 million used in investing activities in the same period a year ago. Cash used in the nine month period ended September 30, 2022 was primarily related to cash payments for the Rabern acquisition of $38.4 million, property and equipment purchases of $13.7 million, offset by $1.9 million in proceeds from the sale of the Badger facility and other equipment. Cash used in the nine month period ended September 30, 2021 was related to cash payments for property and equipment and investment in intangible assets.

Financing Activities - Cash provided by financing activities was an inflow of $55.5 million for the nine months ended September 30, 2022 which included an increase in borrowings on the revolving credit facility in connection with the Rabern acquisition of $46.7 million, borrowings on the term loan in connection with the Rabern acquisition of $15.0 million, additional borrowings on the revolving credit facility of $6.7 million, working capital borrowing of $0.9 million and borrowings for insurance agreements and finance leases of $0.9 million, offset by repayment of previous revolving credit facility of $12.8 million and notes of $1.1 million. Cash used in financing activities was an outflow of $1.9 million for the nine months ended September 30, 2021 which included a decrease in working capital borrowing of $1.3 million, repayments of notes of $1.1 million and payments on capital lease obligations of $0.3 million, offset by borrowings for insurance agreements of $0.7 million.

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

Item 3—Quantitative and Qualitative Disclosures about Market Risk

Not required for Smaller Reporting Companies.

Item 4—Controls and Procedures

Disclosure Controls and Procedures

With the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) and under the supervision of the Audit Committee of the Board of Directors, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2022, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1—July 31, 2022	4,725	$6.27	—	—
August 1—August 31, 2022	—	—	—	—
September 1—September 30, 2022	—	—	—	—
	—	$—	—	—

Item 3—Defaults Upon Senior Securities

None.

Item 4—Mine Safety Disclosures

Not applicable.

Item 5—Other Information

None.

Item 6—Exhibits

See the Exhibit Index set forth below for a list of exhibits included with this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1

Third Amendment to Rights Agreement dates as of September 19, 2022, by and between the Company and American Stock Transfer and Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 20, 2022).

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

November 3, 2022

By:	/s/ MICHAEL COFFEY
Michael Coffey
Chief Executive Officer
(Principal Executive Officer)

November 3, 2022

By:	/s/ JOSEPH DOOLAN
Joseph Doolan
Chief Financial Officer (Principal Financial and Accounting Officer)