Form 10-K
period 2022-12-31
Manitex International, Inc.
filed 2023-03-08
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of common stock, no par value (“Common Stock”), held by non-affiliates of the registrant as of June 30, 2022 was approximately $79.8 million based upon the closing price for the Common Stock of $6.49 on the NASDAQ Stock Market on such date.

The number of shares of the registrant’s common stock outstanding as of March 1, 2023 was 20,107,014.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2022 Annual Meeting (the “2022 Proxy Statement”) to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

Auditor Name:	Grant Thornton LLP	Auditor Location:	Chicago, IL, United States of America

i

PART I

References to the “Company,” “we” “our” and “us” refer to Manitex International, Inc., together in each case with our subsidiaries and any predecessor entities unless the context suggests otherwise.

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
•
the reliance of our customers on government spending, fluctuations in activity levels in the construction industry.
•
our level of indebtedness and our ability to meet financial covenants required by our debt agreements;
•
our ability to negotiate extensions of our credit agreements and to obtain additional debt or equity financing when needed;
•
any failure on our part to maintain an effective system of internal controls;
•
the cyclical nature of the markets we operate in;
•
a large portion of our revenues are concentrated to a limited number of customers
•
a further increase in interest rates;
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
•
our rental fleet ages causing significant impact to profitability;
•
the Company is unable to collect on rental revenue;
•
our rental fleet is subject to residual value risk;
•
the Company faces product liability claims and other liabilities due to the nature of its business;
•
the Company’s success depends upon the continued protections of its trademarks and the Company may be forced to incur substantial costs to maintain, defend, protect and enforce its intellectual property rights;
•
volatility relating to our stock price;
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
•
the significant percentage of our common stock is held by principal shareholders, executive officers and directors;
•
our reliance on the management and leadership skills of our senior executives;
•
impairment in the carrying value of goodwill and/or other intangible assets could negatively affect our operating results;
•
provisions of the Michigan Business Corporation Act and the Company’s Articles of Incorporation, may discourage or prevent a change in control of the Company; and
•
other factors.

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

ITEM 1. BUSINESS

Our Business

The Company is a leading provider of engineered lifting solutions. The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries. Following the completion of the Rabern acquisition, the Company reports in two business segments and has five operating segments, under which there are five reporting units. The Company previously announced the closing of the Badger reporting unit which is expected to be finalized in mid-2023.

On April 11, 2022, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with Rabern Rentals, LLC (“Rabern”) and Steven Berner, as owner of 100% of Rabern’s outstanding membership interests. Pursuant to the Agreement, the Company acquired a 70% membership interest in Rabern from Steven Berner for a purchase price of approximately $26 million in cash plus assumed debt of $14 million. Rabern is a construction rental equipment provider, headquartered in Amarillo, Texas, primarily servicing business in the Texas panhandle.

Lifting Equipment Segment

Manitex markets a comprehensive line of boom trucks, truck cranes, aerial platforms, electrical industrial cranes and utility vehicles. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration, energy distribution and infrastructure development, including roads, bridges and commercial construction and the tree care industry. Truck mounted aerial work platforms are widely used in several diverse applications. High reach aerial work platforms are used in highway signage maintenance and construction, parking lot lighting applications, as well as telecommunication maintenance and upgrades. Medium reach aerial work platforms cover most retail shopping and commercial advertising. Larger capacity aerial work platforms are used as support vehicles to service and maintain equipment in mining applications. Cranes and aerial platforms are configured for tree management and removal, both manned and remote applications.

Crane and Machinery, Inc. (“C&M” or “Equipment Distribution”) has historically been a distributor of the Company’s products as well as other cranes. Crane and Machinery Leasing, Inc. (“C&M Leasing”) rents equipment manufactured by the Company as well as a limited amount of equipment manufactured by third parties. Beginning in 2023, C&M will be a distributor of the Company's Valla and Oil & Steel products in the United States.

PM and Oil and Steel S.p.A. (“PM” or “PM Group”) is a leading Italian manufacturer of truck- mounted hydraulic knuckle boom cranes with a 64-year history of technology and innovation, and a product range spanning more than 50 models. PM is also a manufacturer of truck-mounted aerial platforms with a diverse product line and an international client base. Through its consolidated subsidiaries, PM Group has locations in Modena, Italy; Valencia, Spain; Arad, Romania; Chassieu, France; Buenos Aires, Argentina; Santiago, Chile; Singapore and Querétaro, Mexico. PM cranes are also distributed by the Company's subsidiary, Manitex Inc, in Georgetown, Texas.

The Company’s subsidiary, Manitex Valla S.r.L. (“Valla”) produces a full range of precision pick and carry industrial cranes using electric, diesel, and hybrid power options. Its cranes offer wheeled or tracked, and fixed or swing boom configurations, with special applications designed specifically to meet the needs of its customers. These products are sold internationally through dealers and into the rental distribution channel.

Rental Equipment Segment

The Company’s majority-owned subsidiary, Rabern, rents heavy duty and light duty commercial construction equipment, mainly to commercial contractors on a short-term rental basis. Rabern also rents equipment to homeowners for do-it-yourself projects. Rabern operates through commercial distribution and delivery stores (branches). Rabern has three branches located in the greater Amarillo, Texas market and Rabern expects to open its fourth branch in Lubbock, Texas.

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

INFORMATION ABOUT OUR BUSINESS

Boom Trucks

A boom truck is a straight telescopic boom crane outfitted with a hook and winch which is mounted on a standard flatbed commercial (Class 7 or 8) truck chassis. Relative to other lifting equipment, boom trucks provide increased versatility, with some models capable of transporting relatively large payloads from site to site at highway speeds. A boom truck is usually sold with outriggers, pads and devices for reinforcing the chassis in order to improve safety and stability. Although produced in a wide range of models and sizes, boom trucks can be broadly distinguished by their normal lifting capability as light, medium, and heavy-cranes. Various models of medium or heavy-lift boom trucks can safely lift loads from 15- to 90-tons and operating radii can exceed 200 feet. Another advantage of the boom truck is the ability to provide occasional man lift capabilities at a very low cost to height ratio. While it is not uncommon to see a very old boom truck, most replacement cycles trend to seven years. The market for boom trucks has historically been cyclical.

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

The Company has developed an electric option called Manitex ECSY (Electric Crane System). The ECSY system is a practical innovation, allowing owners the flexibility to operate the crane remotely on chassis diesel hydraulic power with a supplemental electric motor which can be engaged when the crane is stationary and operate on locally available electric power sources.

Markets that drive demand for boom trucks include power distribution, oil and gas recovery, infrastructure and new home, commercial and industrial construction. Historically, the new home construction market, which uses lower capacity cranes, has been the most cyclical. Over the past few years, demand from the energy sector has become more cyclical in part due to changes in oil prices.

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

The knuckle boom crane market is a global market with a wide variety of end sector applications, but focused particularly on residential and non-residential construction, road and bridge infrastructure development, waste management and utility applications. PM knuckle boom cranes are sold into a variety of geographies including West and East Europe, Central Asia, Africa, North and Central America, South America, the Middle East and the Far East and Pacific region. Historically, PM focused on its domestic and local Western European markets, but in recent years has expanded its sales and distribution efforts internationally. PM has six international sales and distribution offices located in the Far East and in Latin America.

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

Oil & Steel serves a number of geographies in North America, Western and Eastern Europe and sells through dealers as well as its own sales and distribution offices and two subsidiaries in Spain and France. In North America, products are sold under the Manitex brand and through its distribution network. The market generally follows the domestic economic cycle for any particular country. Consequently, the market has shown a positive trend in the past several years.

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

Equipment Distribution

C&M is a United States distributor of the Company’s products. C&M Leasing rents equipment manufactured by the Company as well as a limited amount of equipment manufactured by third parties.

Part Sales

As part of our operations, we supply repair and replacement parts for our products. The parts business margins are generally higher than our overall margins. Part sales as a percentage of revenues tend to increase when there is a down-turn in the industry. Part sales as a percentage of revenues are approximately 12% for each of the years ended December 31, 2022 and 2021.

Company Revenues by Sources

The sources of the Company’s revenues are summarized below:

	2022	2021
Boom trucks, knuckle boom & truck cranes	53%	61%
Aerial platforms	14%	13%
Part and merchandise sales	12%	12%
Rental	7%	0%
Other equipment	12%	11%
Services	2%	3%
Net Revenue	100%	100%

In 2022 and 2021 no customer accounted for 10% or more of the Company’s revenue.

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

Supply chain issues have impacted the Company and we expect this to continue to cause disruption in 2023. The disruptions continue to put a strain on our team and resources, specifically on our electronic components and truck chassis. Future supply chain issues that might impact the Company will in part depend on how fast the rate of growth is for a product. Strong general economic growth could put us in competition for parts with other industries. Additionally, events or circumstances at a particular supplier could impact the availability of a necessary component.

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

The Company owns and uses several trademarks relating to its brands that have significant value and are instrumental to the Company’s ability to market its products. The Company’s most significant trademark is “Manitex” (presently registered with the United States Patent and Trademark Office until 2027). Badger Equipment Company previously marketed its products under the “Little Giant” and "Badger" trade names which were discontinued during January 2022. Valla markets its products under the “Valla” tradename. PM sells its products using the trademark “PM” and PM subsidiary, PM Oil & Steel S.p.A. sells its products using the “OIL & STEEL” trademark. The Manitex, Valla, PM and OIL & STEEL trademarks and trade names are important to the marketing and operation of the Company’s business as a significant number of our products are sold under those names. PM has three patents. One is registered with the Italian Patents and Trademarks Office until 2028. PM has two additional patents registered with The Office for Harmonization in the Internal Market for Trademarks, ("OHIM") that are in force until 2031 and 2034, respectively.

Seasonality

Traditionally, the Company’s peak selling periods for cranes are the second and fourth quarters of a calendar year. A significant portion of cranes sold over the last several years have been deployed in specialized industries or applications, such as energy, residential and commercial construction. Sales in these markets are subject to significant fluctuations which correlate more with general economic conditions and the prices of commodities and generally are not of a seasonal nature. Crane repairs are performed throughout the year, but are somewhat affected by the slowdown in construction activity during the typically harsh winters in the Midwestern United States.

The sale of parts is much less seasonal given the geographic breadth of the customer base.

Competition

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

While no geographic limitations exist regarding the business’s ability to sell cranes internationally, the lack of any barriers to entry and the heavy use of the internet make this a highly active and competitive market in which to distribute cranes.

Parts sales are global in scope and benefit greatly from the internet and the tenure and expertise of our employees. While competition in this area is extensive, we believe that the breadth of the products offered and our long history in this part of the business is a competitive advantage.

The Company's rental business competes based on the design, quality and performance of the products it makes available for rental, price and the good maintenance and repair of the equipment it provides. Several competitors have greater financial, marketing and distribution resources than we do. The Company, however, believes that it effectively competes with its competitors.

Backlog

Backlog, which includes firm orders for equipment which we have not yet shipped as well as orders by foreign subsidiaries for international deliveries, was $230.2 million at the end of the fourth quarter of 2022, up 22% from the end of 2021 and up 11% from the end of the third quarter of 2022. Backlog includes firm orders for equipment which has not yet shipped as well as orders by foreign subsidiaries for international deliveries.

The majority of the Company's backlog is expected to be filled within one year, although there can be no assurance that all such backlog orders will be filled within that time. Our backlog orders represent primarily new equipment orders. Parts sales are generally filled as ordered.

Employees

As of December 31, 2022, the Company had 601 full-time employees and 7 part-time employees. The Company has not experienced any work stoppages and anticipates continued good employee relations. Seven (7) of our employees are covered by collective bargaining agreements at our Badger subsidiary and are represented by International Union, United Automobile, Aerospace, and Agricultural Implement Workers of America (“UAW”) and its local No. 316. The current union contract expires on June 21, 2023. The Company acquired Rabern in April 2022 which has 63 employees across four (4) locations.

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

Economic conditions affect the Company’s sales volumes, pricing levels and overall profitability. Demand for many of the Company’s products depends on end-use markets. Challenging economic conditions may reduce demand for our products and may also impair the ability of customers to pay for products they have purchased. As a result, the Company’s allowance for credit losses and write-offs for accounts receivable may increase. Significant deterioration in economic conditions, especially in the United States and Europe, has had and may again have negative effects on the Company’s results of operations and cash flows.

A significant deterioration in economic conditions has caused and may again cause deterioration in the credit quality of our customers and the estimated residual value of our equipment. This could further negatively impact the ability of our customers to obtain the resources they need to make purchases of our equipment or to fulfill their obligations under our rental agreements. Reduced credit availability will diminish our customers' ability to invest in their businesses, refinance maturing debt obligations, and meet ongoing working capital needs. If customers do not have sufficient access to credit, demand for the Company’s products will likely decline. Reduced access to credit and the capital markets will also negatively affect the Company’s ability to invest in strategic growth initiatives such as acquisitions.

The COVID-19 pandemic has had, and is expected to continue to have, a negative impact on our business, financial condition, cash flows, results of operations and supply chain.

The COVID-19 pandemic resulted in national, state and local government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, border closings, restrictions on public gatherings, quarantining of people who may have been exposed to the virus, shelter-in-place restrictions, and limitations or shutdowns of business operations. These measures, some of which are continuing or have been re-implemented in light of new variants of the virus, have impacted and may further impact our workforce and operations, the operations of our customers, and those of our dealers and suppliers. We have significant operations worldwide, including in the United States, Italy and Romania and each of these countries have been affected by the pandemic and have taken measures to try to contain it, resulting in disruptions at some of our manufacturing facilities and support operations. There is still uncertainty regarding the full impact and duration of such measures and potential future measures, and restrictions on our access to our facilities or on our support operations or workforce, or similar limitations for our customers, dealers and suppliers.

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

As of December 31, 2022, the Company’s total debt was $90.3 million, which includes notes payable and finance lease obligations.

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

We previously identified material weaknesses in our internal control over financial reporting in 2017 and 2018, which were remediated in 2021. However, we may identify additional material weaknesses in our internal control over financial reporting in the future. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures in the future, our ability to record, process, and report financial information accurately and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation, investigations, or penalties; negatively affect our liquidity, our access to capital markets, our ability to maintain compliance with covenants, any of which may require substantial time, expense and management resources to remediate, or cause our stock price to decline.

The Company’s business is affected by the cyclical nature of its markets.

A substantial portion of our Lifting Equipment business's revenues are attributed to a limited number of customers which may decrease or cease purchasing any time, since the Company’s products depend upon the general economic conditions of the markets in which the Company competes. The Company’s sales depend in part upon its customers replacement or repair cycles. Adverse economic conditions, including a decrease in commodity prices, may cause customers to forego or postpone new purchases in favor of repairing existing machinery. Downward economic cycles may result in reductions in sales of the Company’s products, which may reduce the Company’s profits.

A large portion of the Company’s revenues are attributed to a limited number of customers which may decrease or cease purchasing any time.

The Company’s revenues from its Lifting Equipment business are largely attributed to a limited number of customers. We generally do not have long-term supply agreements with our customers. Even if a multi-year contract exists, the customer is not required to commit to minimum purchases and can cease purchasing at any time. Our Rental Equipment business’s rental agreements with commercial and consumer customers are also on a short-term basis. If we were to lose either a significant customer or several smaller customers our operating results and cash flows would be adversely impacted.

The Company’s business is sensitive to increases in interest rates.

The Company is exposed to interest rate volatility with regard to its existing variable rate debt, which exposure could increase if the Company incurs additional variable rate debt in the future. If interest rates rise, it becomes more costly for the Company to borrow money and costlier for our customers to pay for the equipment they buy from the Company, which could result in a reduction of product sales or profit margins and adversely affect our financial results.

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

Additionally, changes to the United States participation in, withdrawal from, renegotiation of certain international trade agreements or other major trade related issues including the non-renewal of expiring favorable tariffs granted to developing countries, tariff quotas, and retaliatory tariffs, trade sanctions, new or onerous trade restrictions, embargoes and other stringent government controls could have a material adverse effect on our business, results of operations and financial condition.

The reporting currency for our consolidated financial statements is the U.S. Dollar. Certain of our assets, liabilities, expenses, revenues, and earnings are denominated in other countries' currencies, including the Euro, Chilean Peso, and Argentinean Peso. Those assets, liabilities, expenses, revenues and earnings are translated into U.S. Dollars at the applicable exchange rates to prepare our consolidated financial statements. Therefore, increases or decreases in exchange rates between the U.S. Dollar and those other currencies affect the value of those items as reflected in our consolidated financial statements, even if their value remains unchanged in their original currency.

In connection with the ongoing war between Russia and Ukraine, the U.S. government has imposed enhanced export controls on certain products and sanctions on certain industry sectors and parties in Russia. The Company is not accepting orders from Russia at this time. This region does not represent a material portion of our international operations, and we do not rely on any material goods from suppliers in the region. However, the fluidity and continuation of the conflict may result in additional economic sanctions and other impacts which could have a negative impact on the Company’s financial condition, results of operations and cash flows. These include decreased sales, supply chain, increases to European energy costs and logistics disruptions; volatility in foreign exchange rates and interest rates; inflationary pressures on raw materials and energy and heightened cybersecurity threats.

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

The markets served by the Company are not historically characterized by rapidly changing technology. Nevertheless, the Company’s future success will depend in part upon the Company’s ability to enhance its current products and to develop and introduce new products and successfully operate and grow its Equipment Rental business. If the Company fails to anticipate or respond adequately to competitors' product improvements and new product introductions, future results of operations and financial condition will be negatively affected.

Some of our customers rely on financing with third parties to purchase our products.

Our Lifting Equipment business relies on sales of our products to generate cash from operations. Significant portions of our sales are financed by third-party finance companies on behalf of our customers. The availability and terms of financing by third parties are affected by general economic conditions, credit worthiness of our customers and estimated residual value of our equipment. Deterioration in credit quality of our customers or estimated residual value of our equipment, increases in interest rates or changes in the terms of third-party financing agreements could negatively impact the ability or willingness of our customers to obtain resources they need to purchase our equipment. There can be no assurance that third-party finance companies will continue to extend credit to our customers.

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

The Company obtains materials and manufactured components from third-party suppliers. Any delay in the ability of the Company’s suppliers to provide the Company with necessary materials and components may affect the Company’s capabilities at a number of its manufacturing locations, or may require the Company to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting the Company’s suppliers' including capacity constraints, labor disputes, the impaired financial condition of a particular supplier, suppliers' allocations to other purchasers, difficulties in obtaining raw materials, shipping delays or disruptions, public health emergencies, weather emergencies or acts of war or terrorism. Any delay in receiving supplies could impair the Company’s ability to deliver products to its customers and, accordingly, could have a material adverse effect on business, results of operations and financial condition.

In addition, the Company purchases materials and services from suppliers on extended terms based on the Company’s overall credit rating. Negative changes in the Company’s credit rating may impact suppliers' willingness to extend terms and increase the cash requirements of the business.

Price increases in materials could reduce our profitability.

We use large amounts of steel and other items in the manufacture of our products. In the past, market prices of some of our key raw materials increased significantly. If we experience future significant increases in material costs, including steel, we may not be able to reduce product cost in other areas or pass raw material price increases on to our customers and our margins could be adversely affected. The cost of material and manufactured components has increased due to inflation and has a direct affect to our business and outlook.

The Company faces product liability claims and other liabilities due to the nature of its business.

In the Company’s lines of business numerous suits have been filed alleging damages for accidents that have occurred during the use or operation of the Company’s products. The Company is self-insured, up to certain limits, for these product liability exposures, as well as for certain exposures related to general, worker's compensation and automobile liability. Insurance coverage is obtained for catastrophic losses as well as those risks required to be insured by law or contract. Any material liabilities not covered by insurance could have an adverse effect on the Company’s financial condition.

The Company’s success depends upon the continued protection of its trademarks and the Company may be forced to incur substantial costs to maintain, defend, protect and enforce its intellectual property rights.

The Company’s registered and common law trademarks, as well as certain of the Company’s licensed trademarks, have significant value and are instrumental to the Company’s ability to market its products. The Company’s trademarks “Manitex”, “Valla”, “PM” and “Oil and Steel ” are important to the Company’s business as the majority of the Company’s products are sold (or services are provided) under those names. The Company has not registered all of its trademarks in the United States nor in the foreign countries where it does business. Third parties could assert claims against such intellectual property that the Company could be unable to successfully resolve. If the Company has to change the names of any of its products, it may experience a loss of goodwill associated with its brand names, customer confusion and a loss of sales.

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
•
natural disasters; and
•
current and changing tax laws.

The Company must comply with all applicable laws, including the Foreign Corrupt Practices Act (“FCPA”) and other laws that prohibit engaging in corruption for the purpose of obtaining or retaining business. These anti-corruption laws prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence government officials or private individuals for the purpose of obtaining or retaining a business advantage regardless of whether those practices are legal or culturally expected in a particular jurisdiction. Our global activities and distribution model are subject to risk of corruption by our employees and in addition, our sales agents, distributors, dealers and other third parties that transact Manitex business may be subject to a higher risk of corruption because these parties are generally not subject to our control.

If Rabern is unable to collect on its rental contracts with customers, our operating results could be adversely affected.

One of the reasons some of Rabern’s customers find it more attractive to rent equipment than own that equipment is the need to deploy their capital elsewhere. This has been particularly true in industries with recent high growth rates such as the construction industry. However, some of Rabern’s customers may have liquidity issues and ultimately may not be able to fulfill the terms of their rental agreements with Rabern. If Rabern is unable to manage credit risk issues adequately, or if a large number of customers have financial difficulties at the same time, Rabern’s allowance for credit losses could increase and our operating results for the Rental Equipment segment would be adversely affected. Further, a worsening of economic conditions would be expected to result in increased delinquencies and credit losses.

If Rabern’s rental fleet ages, its operating costs may increase, it may be unable to pass along such costs, and our earnings from the Rental Equipment segment may decrease. The costs of new equipment Rabern uses in its fleet have increased, and may continue to increase, requiring Rabern to spend more for replacement equipment or preventing Rabern from procuring equipment on a timely basis.

If Rabern’s rental equipment ages, the costs of maintaining such equipment, if not replaced within a certain period of time, will likely increase. The costs of maintenance may materially increase in the future and could lead to material adverse effects on our results of operations.

The cost of new equipment for use in Rabern’s rental fleet has increased, and could continue to increase in the future, due to increased material costs from its suppliers (including tariffs on raw materials) or other factors beyond its control. Such increases could materially adversely impact the rental equipment segment’s financial condition and results of operations in future periods. Furthermore, changes in customer demand could cause certain of Rabern’s existing equipment to become obsolete and require Rabern to purchase new equipment at increased costs.

Rabern’s rental fleet is subject to residual value risk upon disposition, and may not sell at the prices or in the quantities we expect.

The market value of any given piece of rental equipment could be less than its depreciated value at the time it is sold. The market value of used rental equipment depends on several factors, including:

•
the market price for new equipment of a like kind;
•
wear and tear on the equipment relative to its age and the performance of preventive maintenance;
•
the time of year that it is sold;
•
the supply of used equipment on the market;
•
the existence and capacities of different sales outlets;
•
the age of the equipment at the time it is sold;
•
worldwide and domestic demand for used equipment; and
•
general economic conditions.

Our rental equipment segment includes in income from operations the difference between the sales price and the depreciated value of an item of equipment sold. Changes in our assumptions regarding depreciation could change the rental equipment segment’s depreciation expense, as well as the gain or loss realized upon disposal of equipment. Sales of Rabern’s used rental equipment at prices that fall significantly below our projections and/or in lesser quantities than we anticipate will have a negative impact on the Rental Equipment segment’s results of operations and cash flows.

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

Furthermore, our information technology systems may be damaged, disrupted or shut down due to attacks by computer hackers, computer viruses, employee error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. A failure of or breach in information technology security could expose us and our customers, distributors and suppliers to risks of misuse of information or systems, the compromise of confidential information, manipulation and destruction of data, defective products, production downtime and operations disruptions. In addition, such breaches in security could result in litigation, regulatory action and potential liability, as well as the costs and operational consequences of implementing further data protection measures, each of which could have a material adverse effect on our business or results of operations.

The Company relies on key management.

The Company relies on the management and leadership skills of Michael Coffey, its Chief Executive Officer. Although Mr. Coffey entered into an employment agreement with the Company commencing on April 11, 2022, his employment is at will, and may be terminated by either party at any time, with or without cause. The loss of his services could have a significant and negative impact on the Company’s business. In addition, the Company relies on the management and leadership skills of other senior executives. The Company could be harmed by the loss of key personnel in the future.

The Company may be required to record goodwill, other intangibles and fixed assets impairment charges on all or a significant amount of the goodwill, other intangibles and fixed assets on its Consolidated Balance Sheets.

The Company reviews goodwill, long-lived assets, including property and identifiable amortizing intangible assets, for impairment whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. As of December 31, 2022, the Company had no impairment charges to goodwill, other intangibles and fixed assets. As of December 31, 2021, the Company recognized approximately $2.1 million of impairment charges in goodwill, other intangibles and fixed assets. Although the Company believes its estimates and assumptions relating to the carrying value of these assets are reasonable and reflect market conditions forecast at the assessment date, any changes to these assumptions and estimates due to market conditions or otherwise may lead to an outcome where impairment charges would be required in future periods. An impairment of a significant portion of goodwill, intangible assets or fixed assets could materially and negatively affect the Company’s results of operations.

The Company’s principal shareholders, executive officers and directors hold a significant percentage of the Company’s common stock, and these shareholders may take actions that may be adverse to your interests.

The Company’s principal shareholders, executive officers and directors beneficially own, in the aggregate approximately 40% of the Company’s common stock as of January 17, 2023. As a result, these shareholders, acting together, will be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations, sales and purchases of assets. They also could dictate the management of the Company’s business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, even if smaller shareholders support such a transaction, which could cause the market price of our common stock to fall or prevent smaller shareholders from receiving a premium in such a transaction.

Provisions of the Michigan Business Corporation Act and the Company’s Articles of Incorporation and Amended and Restated Bylaws may discourage or prevent a takeover of the Company.

Provisions of the Company’s Articles of Incorporation and Amended and Restated Bylaws and Michigan law could make it more difficult for a third-party to acquire the Company, even if doing so would be perceived to be beneficial to you. These provisions could discourage potential takeover attempts and could adversely affect the market price of the Company’s shares. Because of these provisions, you might not be able to receive a premium on your investment. These provisions:

•
authorize the Company’s Board of Directors, with approval by a majority of its independent directors but without requiring shareholder consent, to issue shares of “blank check” preferred stock that could be issued by the Company’s Board of Directors to significantly dilute the ownership percentage of existing shareholders and prevent a takeover attempt;
•
limit our shareholders' ability to call a special meeting of the Company’s shareholders;
•
limit the Company’s shareholders' ability to amend, alter or repeal the Company bylaws; and
•
restrict business combinations with certain shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company’s executive offices are located at 9725 Industrial Drive, Bridgeview, Illinois 60455. The Company currently has seven principal operating plants for the lifting equipment segment. The Winona, MN facility is scheduled to close in mid-2023.

The Company has four locations for the rental equipment segment. The Lubbock facility is a temporary location. The permanent location is scheduled to open in March 2023.

Business Segment	Facility Location
Lifting Equipment	Georgetown, TX
Bridgeview, IL
Winona, MN
San Cesario sul Panaro, Italy (2 locations)
Strada III Zona Industrială Arad Vest 1 Romania
Cortemaggiore, Italy
Rental Equipment	Amarillo, TX (2 locations)
Hereford, TX
Lubbock, TX (Temporary Site)

The Company believes that its facilities are suitable for its business and will be adequate to meet our current needs. All operating leases are reasonably certain we will exercise and, accordingly, have been considered in the lease term used to recognize our Right of Use assets and lease liabilities ("ROU") .

ITEM 3. LEGAL PROCEEDINGS

The information set forth in Note 20 (Legal Proceedings and Other Contingencies) to the accompanying Consolidated Financial Statements included in Part II. Item 8 “Financial Statements” on Form 10-K is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Company’s Common Stock

The Company’s common stock is listed on The NASDAQ Capital Market trading under the symbol MNTX.

Number of Common Stockholders

As of January 24, 2023 there were 149 record holders of the Company’s common stock.

Dividends

During the fiscal years ended December 31, 2022 and 2021, the Company did not declare or pay any cash dividends on its common stock and the Company does not intend to pay any cash dividends in the foreseeable future. Furthermore, the terms of our credit facility do not allow us to declare or pay dividends without the prior written consent of the lender.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities during the year ended December 31, 2022:

Period	Total number of shares purchased (1)	Average price paid per share
January 1— January 31, 2022	—	$—
February 1—February 28, 2022	—	—
March 1—March 31, 2022	17,354	7.88
April 1—April 30, 2022	12,300	7.39
May 1—May 31, 2022	—	—
June 1—June 30, 2022	—	—
July 1—July 31, 2022	4,725	6.27
August 1—August 31, 2022	—	—
September 1—September 30, 2022	—	—
October 1 through October 31, 2022	—	—
November 1 through November 30, 2022	—	—
December 1 through December 31, 2022	656	4.49

Total	35,035	$7.43

(1)
The Company purchased and canceled 35,035 shares of its common stock. The shares were purchased from employees throughout the year at an average market closing price of $7.43. The employees used the proceeds from the sale of shares to satisfy their withholding tax obligations that arose when restricted shares vested on that date.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

New Business Segment

On April 11, 2022, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”), with Rabern and Steven Berner. Pursuant to the Purchase Agreement, the Company acquired a 70% membership interest in Rabern for a purchase price of approximately $26 million in cash plus assumed debt of $14 million, subject to the various adjustments, escrows and other provisions of the Purchase Agreement. The Rabern acquisition closed on April 11, 2022. The financial results include the Rabern operations since the date of the acquisition.

Impact of COVID-19

During 2022, the COVID-19 pandemic significantly impacted demand for the Company’s products. While these impacts subsided in 2022, the Company experienced, and is still experiencing, supply chain and logistic constraints that negatively impacted its ability to manufacture and ship products.

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

The following table sets forth certain financial data for the years ended December 31, 2022 and 2021:

Results of Consolidated Operations

MANITEX INTERNATIONAL, INC.

(In thousands)

	For the Years Ended December 31,
	2022	2021	$ Change	% Change
Net revenues	$273,854	$211,539	$62,315	29.5%
Cost of sales	223,835	175,377	48,458	27.6
Cost of sales - inventory write-down	—	3,226	(3,226)	(100.0)
Gross profit	50,019	32,936	17,083	51.9
Operating expenses
Research and development costs	2,989	3,332	(343)	(10.3)
Selling, general and administrative expenses	40,417	31,948	8,469	26.5
Transaction costs	2,236	—	2,236	100.0
Impairment of intangibles and fixed assets	—	2,078	(2,078)	(100.0)
Total operating expenses	45,642	37,358	8,284	22.2%
Operating income (loss)	4,377	(4,422)	8,799	(199.0)
Other income (expense)
Interest expense	(4,637)	(2,084)	(2,553)	122.5
Interest income	2	43	(41)	(95.3)
Gain on Paycheck Protection Program loan forgiveness	—	3,747	(3,747)	(100.0)
Foreign currency transaction gain (loss)	(108)	(543)	435	(80.1)
Other income (expense)	(1,818)	(97)	(1,721)	1,774.0
Total other income (expense)	(6,561)	1,066	(7,627)	(7.2)
Income (loss) before income taxes	(2,184)	(3,356)	1,172	(34.9)
Income tax expense	2,114	1,217	897	73.7
Net income (loss)	(4,298)	(4,573)	275	(6.0)
Net income attributable to noncontrolling interest	603	—	603	100.0
Net income (loss) attributable to shareholders of Manitex International, Inc.	$(4,901)	$(4,573)	$(328)	7.2%

Year Ended December 31, 2022 Operations Compared to Year Ended December 31, 2021

Net revenue and gross profit —For the year ended December 31, 2022, net revenue and gross profit were $273.9 million and $50.0 million, respectively. Gross profit as a percent of net revenues was 18.3% for the year ended December 31, 2022. For the year ended December 31, 2021, net revenue and gross profit were $211.5 million and $32.9 million, respectively. Gross profit as a percent of net revenues was 15.6% for the year ended December 31, 2021.

For 2022, revenues increased $62.3 million, or 29.5%, from $211.5 million for 2021. The increase in revenues is primarily due to increases in sales of straight mast cranes, including chassis sales, from the Company’s United States subsidiaries and knuckle boom cranes and aerial platforms from the Company’s foreign subsidiaries. Additional increase in rental revenue was realized as a result of the Rabern acquisition. Revenue also increased from parts and merchandise sales.

Gross profit as a percent of net revenues was 18.3% for the year ended December 31, 2022, which increased 2.7% from 15,6% for the year ended December 31, 2021. The increase in gross profit is attributable to increases in revenues due to the Rabern acquisition and increases in sales of straight mast cranes partially offset by higher material costs. The increase in gross profit percentage is primarily driven by the Rabern acquisition offset by material cost inflation due to disruptions in the supply chain.

Research and development —Research and development for the year ended December 31, 2022 was $3.0 million, compared to $3.3 million for the comparable period in 2021. The Company’s research and development spending continues to reflect our commitment to develop and introduce new products that give the Company a competitive advantage.

Selling, general and administrative expense — Selling, general and administrative expense for the year ended December 31, 2022 was $40.4 million compared to $31.9 million for the comparable period in 2021, an increase of $8.5 million. The increases are primarily related to SG&A expense of $3.8 million related to the Rabern acquisition, increased severance charges of $1.5 million, and higher stock compensation cost of $1.0 million.

Transaction costs — Transaction costs for the twelve months ended December 31, 2022 was $2.2 million, related to deal costs in connection with the Rabern acquisition.

Impairment of intangibles and fixed assets – There was no impairment expense for the year ended December 31, 2022.

Impairment expense for the year ended December 31, 2021, was $2.1 million. Valla recorded a full impairment of goodwill and intangible assets of $1.7 million driven by net losses in the business. In addition, the restructuring plan that resulted in the closure of the Badger facility drove an impairment to its intangible and fixed assets of $0.4 million.

Interest expense —Interest expense was $4.6 million and $2.1 million for the years ended December 31, 2022 and 2021, respectively. The increase in interest expense is due to higher debt and interest rates due to the new credit facilities and term debt added in connection with the Rabern acquisition.

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

Foreign currency transaction loss —The Company had a foreign currency loss of $0.1 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively. A substantial portion of the losses relate to changes in the Chilean peso.

Other income (expense)— Other expense was $1.8 million for the year ended December 31, 2022 compared to $0.1 million for the comparable period in 2021. The increase in other expense was driven by $2.9 million related to the settlement of a claim related to a previously-closed sale of a business, partially offset by other income due to a gain on sale of a building associated with the Badger restructuring and the reversal of a previously recorded contingent liability consideration.

Income tax — The calculation of the overall income tax provision for the twelve months ended December 31, 2022 primarily consists of a domestic income tax provision resulting from the acquisition of Rabern, foreign income taxes, the change in uncertain tax positions and valuation allowance.

The Company’s effective tax rate continuing operations was an income tax provision of 96.8% on a pretax loss of $2.2 million compared to an income tax provision of 36.3% on a pretax loss of $3.4 million from prior year. The effective tax rate for the year ended December 31, 2022 differs from the U.S. statutory rate of 21% primarily due to the tax effects related to the mix of domestic and foreign earnings, nondeductible permanent differences, domestic and foreign losses for which the Company is not recognizing an income tax benefit, the change in uncertain tax positions and valuation allowance.

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

Cash, cash equivalents and restricted cash were $8.2 million and $21.6 million at December 31, 2022 and December 31, 2021 respectively. At December 31, 2022, the Company had global liquidity of approximately $36 million based on the cash balance and availability under its working capital facilities. Future advances are dependent on having available collateral.

On April 11, 2022, the Company entered into an $85 million credit facility with Amarillo National Bank consisting of a working capital facility of $40 million based on Manitex assets, working capital facility of $30 million based on Rabern assets and $15 million term loan facility. This new banking facility provided the funds for the Rabern acquisition and working capital facilities for both the Manitex and Rabern businesses.

At December 31, 2022, the PM Group had established working capital facilities with five Italian, one Spanish, twelve South American banks and one bank in Romania. Under these facilities, the PM Group can borrow $24.1 million against orders, invoices and letters of credit. At December 31, 2022, the PM Group had availability under these facilities of $4.3 million. Future advances are dependent on having available collateral.

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

At December 31, 2022 and December 31, 2021, no customer accounted for 10% or more of the Company’s accounts receivable.

Cash Flows for 2022 and 2021

Operating Activities

Operating Activities - For 2022, operating activities used $5.1 million compared to $7.5 million provided during 2021. Cash used in working capital was $10.6 million for 2022 compared to cash provided by working capital of $1.1 million for the same period in the prior year. The change is due to increased accounts receivable with decrease in inventory balances.

Investing Activities - Cash used in investing activities was $52.6 million in 2022 compared to $1.1 million used in investing activities in the same period a year ago. Cash used in 2022 was primarily related to cash payments and revolving loan payoff from the Rabern acquisition of $38 million, property and equipment purchases of $16.1 million offset by $1.4 million in proceeds from the sale of the Badger facility and other equipment. Cash used in 2021 was related to cash payments for property and equipment and investment in intangible assets.

Financing Activities - Cash provided by financing activities was an inflow of $45.9 million for 2022 which included an increase in borrowings on the revolving credit facility in connection with the Rabern acquisition of $41.7 million, borrowings on the term loan in connection with the Rabern acquisition of $15.0 million, working capital borrowing of $4.5 million and borrowings for insurance agreements and finance leases of $2.4 million, offset by repayment of previous revolving credit facility of $12.8 million and notes of $4.0 million.

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

Additionally, the Company has been named as a defendant in several multi-defendant asbestos related product liability lawsuits. In certain cases the plaintiff has, to date, not been able to establish any exposure by the plaintiff to the Company’s products. The Company is uninsured with respect to these claims but believes that it will not incur any material liability with respect to these to claims.

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

Lifting Equipment Revenue

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

Rental Revenue

The Company recognizes rental revenue in accordance with two different accounting standards ASC 606 (which addresses revenue from contracts with customers) and 2) ASC 842 (which addresses lease revenue).

Revenue ASC 842 - Rental revenue represents revenues from renting equipment the Company owns. The Company recognizes revenue over the term that the equipment is rented, rather than when cash payments are received from the customer. Revenue is based upon the rental rate and the number of days that the equipment was rented during the period. Delivery and pick-up revenue associated with renting equipment is recognized when the service is performed.

Revenue ASC 606 - Revenue is recognized by the Company when the customer obtains control of the asset. Sale of rental equipment and merchandise supplies are recognized at the time of delivery or pickup by the customer.

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

The process involves the calculation of an implied fair value of goodwill for each reporting unit for which the valuation indicated impairment. The implied fair value of goodwill is determined by measuring the excess of the estimated fair value of the reporting unit over the estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit and the subsequent reversal of goodwill impairment losses is not permitted.

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

Recently Issued Pronouncements

In March 2020, the FASB issued guidance under ASC 848, Reference Rate Reform. This guidance provides optional expedients and exceptions to account for debt, leases, contracts, hedging relationships and other transactions that reference LIBOR or another reference rate if certain criteria are met. The guidance may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company determined there was no material effect on the Company’s financial statements related to Reference Rate Reform guidance.

On December 21, 2022, the Financial Accounting Standards Board (FASB) issued a new Accounting Standards Update (ASU), “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” that extends the sunset (or expiration) date of Accounting Standards Codification (ASC) Topic 848 to December 31, 2024. This gives reporting entities two additional years to apply the accounting relief provided under ASC Topic 848 for matters related to reference rate reform.

There have been no other accounting pronouncements issued, but not yet adopted by us, which are expected not to have a material impact on our Consolidated Financial Statements.

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

Index to Financial Statements

The financial statements of the registrant required to be included in Item 8 are listed below:

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Manitex International, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Manitex International, Inc. (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 8, 2023 expressed an unqualified opinion.

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

As described further in Notes 1 and 3 to the financial statements, the Company evaluates goodwill for impairment at the reporting unit level annually or more frequently if indicators of impairment exist. During the course of the year, the Company performed a quantitative goodwill impairment assessment for two of the Company’s reporting units, Manitex and PM Group. The quantitative impairment assessment involves the comparison of the fair value of a reporting unit to its carrying amount. The Company used a weighting of the business valuation method and market approach to determine the fair value of the reporting unit. The Company performed its annual impairment assessment as of October 1, 2022 and determined there was no impairment.

We identified the goodwill impairment analysis as a critical audit matter. Testing the key assumptions involved a high degree of auditor judgment due to the significant estimation required to determine the fair value of each reporting unit.

The principal considerations for our determination that the goodwill impairment analysis is a critical audit matter are that the fair value estimates were sensitive to significant assumptions.

Our audit procedures related to the goodwill impairment analysis included the following, among others:

• We tested the design and operating effectiveness of key controls over the Company's goodwill impairment assessment process including review of the valuation model and significant assumptions used.

• We tested the significant assumptions, such as forecasted revenues and operating income margins by assessing the reasonableness of management’s forecasts compared to current results and forecasted industry trends.

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

• We also involved our valuation specialists to evaluate the market capitalization reconciliation and implied control premium performed by the Company.

As described further in Note 22 to the financial statements, on April 11, 2022, Manitex entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”), with Rabern Rentals, LLC and Steven Berner. Pursuant to the Purchase Agreement, the Company acquired a 70% membership interest in Rabern for a purchase price of approximately $26 million in cash plus assumed debt of $14 million, subject to the various adjustments, escrows and other provisions of the Purchase Agreement.

We identified the valuation of property, plant and equipment and intangibles components of the business combination as a critical audit matter given the inherent judgment involved in estimating the fair value of assets acquired. Determining the fair value of the intangible assets acquired required significant judgment, including the amount and timing of expected future cash flows and the selected discount rate.

The principal considerations for our determination that the business combination valuation is a critical audit matter are (1) there was a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value of assets acquired including personal property used in the business, tradenames, and customer relationships; and (2) significant audit effort was required in evaluating the significant assumptions relating to the estimates, including the income projections and discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Our audit procedures related to the business combination valuation included the following, among others:

• We tested the design and operating effectiveness of key controls over the Company's business combination process including management’s controls over-estimating the value of assets acquired, and significant assumptions used.

• We assessed the reasonableness of management’s forecasts of future cash flows by comparing the projections to historical results and third-party industry forecasts.

• With the assistance of our fair value specialists, we evaluated the reasonableness of the various methodologies utilized to value the assets including (1) determining the replacement cost of the personal property with consideration of sales of comparable assets in market-based transactions, and (2) valuing customer relationships utilizing the multi-period excess earnings method.

• We also involved our fair value specialists to evaluate the discount rates utilized, including testing the source information underlying the determination of the discount rates, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rates selected by management.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

Chicago, Illinois
March 8, 2023

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Manitex International, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Manitex International, Inc. (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated March 8, 2023 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Chicago, Illinois
March 8, 2023

MANITEX INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,
	2022	2021
ASSETS
Current assets
Cash	$7,973	$21,359
Cash - restricted	217	222
Trade receivables (net)	43,856	30,515
Other receivables	1,750	2,039
Inventory (net)	69,801	64,965
Prepaid expense and other current assets	3,832	2,436
Assets held for sale	75	—
Total current assets	127,504	121,536
Total fixed assets, net of accumulated depreciation of $22,441 and $18,662, at December 31, 2022 and 2021, respectively	51,697	16,460
Operating lease assets	5,667	3,563
Intangible assets (net)	14,367	11,946
Goodwill	36,916	24,949
Other long-term assets	-	1,143
Deferred tax assets	452	178
Total assets	$236,603	$179,775
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$45,682	$44,136
Accrued expenses	12,379	10,539
Related party payables (net)	60	203
Notes payable	22,666	18,401
Current portion of finance lease obligations	509	399
Current portion of operating lease obligations	1,758	1,064
Customer deposits	3,407	7,121
Total current liabilities	86,461	81,863
Long-term liabilities
Revolving term credit facilities (net)	41,479	12,717
Notes payable (net)	22,261	10,089
Finance lease obligations (net of current portion)	3,382	3,822
Non-current operating lease obligations (net of current portion)	3,909	2,499
Deferred gain on sale of property	427	507
Deferred tax liability	5,151	1,074
Other long-term liabilities	5,572	4,389
Total long-term liabilities	82,181	35,097
Total liabilities	168,642	116,960
Commitments and contingencies
Equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at December 31, 2022 and 2021	—	—
Common Stock—no par value 25,000,000 shares authorized, 20,107,014 and 19,940,487 shares issued and outstanding at December 31, 2022 and 2021, respectively	133,289	132,206
Paid-in capital	4,266	3,264
Retained deficit	(73,338)	(68,436)
Accumulated other comprehensive loss	(5,822)	(4,219)
Equity attributable to shareholders of Manitex International, Inc.	58,395	62,815
Equity attributable to noncontrolling interest	9,566	—
Total equity	67,961	62,815
Total liabilities and equity	$236,603	$179,775

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the years ended December 31,
	2022	2021
Net revenues	$273,854	$211,539
Cost of sales	223,835	175,377
Cost of sales - inventory write-down	—	3,226
Gross profit	50,019	32,936
Operating expenses
Research and development costs	2,989	3,332
Selling, general and administrative expenses	40,417	31,948
Transaction costs	2,236	—
Impairment of intangibles and fixed assets	—	2,078
Total operating expenses	45,642	37,358
Operating income (loss)	4,377	(4,422)
Other income (expense)
Interest expense	(4,637)	(2,084)
Interest income	2	43
Gain on Paycheck Protection Program loan forgiveness	—	3,747
Foreign currency transaction loss	(108)	(543)
Other income (expense)	(1,818)	(97)
Total other income (expense)	(6,561)	1,066
Income (loss) before income taxes	(2,184)	(3,356)
Income tax expense	2,114	1,217
Net income (loss)	(4,298)	(4,573)
Net income attributable to noncontrolling interest	603	—
Net income (loss) attributable to shareholders of Manitex International, Inc.	$(4,901)	$(4,573)
Income (loss) Per Share
Basic	$(0.21)	$(0.23)
Diluted	$(0.21)	$(0.23)
Weighted average common shares outstanding
Basic	20,055,836	19,900,117
Diluted	20,055,836	19,900,117

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the years ended December 31,
	2022	2021
Net income (loss)	$(4,298)	$(4,573)
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(1,603)	(2,511)
Total other comprehensive income (loss)	(1,603)	(2,511)
Comprehensive income (loss)	(5,901)	(7,084)
Comprehensive income (loss) attributable to noncontrolling interest	603	—
Total comprehensive income (loss) attributable to shareholders of Manitex International, Inc.	$(5,298)	$(7,084)

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

	Outstanding shares	Common Stock	APIC	Retained Deficit	AOCI (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2020	19,821,090	$131,455	$3,025	$(63,863)	$(1,708)	$-	$68,909
Net loss	—	—	—	(4,573)	—	—	(4,573)
Gain (loss) on foreign currency translation	—	—	(11)	—	(2,511)	—	(2,522)
Employee incentive plan grant	126,704	807	(807)	—	—	—	—
Repurchase to satisfy withholding and cancelled shares	(7,307)	(56)	—	—	—	—	(56)
Share-based compensation	—	—	1,057	—	—	—	1,057
Balance at December 31, 2021	19,940,487	$132,206	$3,264	$(68,436)	$(4,219)	$-	$62,815
Net income (loss)	—	—	—	(4,902)	—	603	(4,298)
Gain (loss) on foreign currency translation	—	—	—	—	(1,603)	—	(1,603)
Employee incentive plan grant	201,562	1,343	(1,343)	—	—	—	—
Acquisition of noncontrolling interests	—	—	—	—	—	8,963	8,963
Repurchase to satisfy withholding and cancelled	(35,035)	(260)	—	—	—	—	(260)
Share-based compensation	—	—	2,345	—	—	—	2,345
Balance at December 31, 2022	20,107,014	$133,289	$4,266	$(73,338)	$(5,822)	$9,566	$67,961

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,298)	$(4,573)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	9,415	4,343
Gain on forward currency contract	(132)	(278)
Changes in allowances for credit losses	(561)	42
Gain on Payroll Protection Program loan forgiveness	—	(3,747)
Inventory write-down	—	3,226
Changes in inventory reserves	(1,588)	(1,621)
Changes in deferred income taxes	1,348	(106)
Amortization of deferred financing cost	103	111
Write-down of goodwill	—	1,130
Write-down of intangibles	—	872
Write-down of fixed assets	—	76
Gain on disposal of assets	(767)	—
Retirement of assets	127	—
Amortization of debt discount	65	152
Share-based compensation	2,345	1,056
Adjustment to deferred gain on sale and lease back	(80)	(80)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(9,614)	(322)
(Increase) decrease in other receivable	182	(1,947)
(Increase) decrease in inventory	(3,737)	(12,777)
(Increase) decrease in prepaid expenses	(1,321)	(273)
Increase (decrease) in other assets	1,062	(89)
Increase (decrease) in accounts payable	2,824	14,221
Increase (decrease) in accrued expenses	1,700	3,293
Increase (decrease) in other current liabilities	(3,515)	4,973
Increase (decrease) in other long-term liabilities	1,374	(226)
Net cash (used in) provided by operating activities	(5,068)	7,456
Cash flows from investing activities:
Payments for acquisition, net of cash acquired	(38,366)	—
Proceeds from the sale of assets	1,905	—
Purchase of property and equipment	(16,089)	(890)
Investment in intangibles other than goodwill	(77)	(247)
Net cash used in investing activities	(52,627)	(1,137)
Cash flows from financing activities:
Net borrowings on revolving term credit facility	41,668	—
Payments on revolving term credit facilities	(12,800)	—
Borrowings on term debt	15,000	—
Net borrowings on working capital facilities	4,480	3,055
New borrowings- other	2,366	1,095
Note payments	(3,962)	(3,704)
Shares repurchased for income tax withholding on share-based compensation	(260)	(56)
Debt issuance costs	(125)	—
Payments on finance lease obligations	(428)	(344)
Net cash provided by financing activities	45,939	46
Net (decrease) increase in cash and cash equivalents	(11,756)	6,365
Effect of exchange rate increase	(1,635)	(2,185)
Cash and cash equivalents at the beginning of the year	21,581	17,401
Cash and cash equivalents at end of period	$8,190	$21,581

(See Note 15 for other supplemental cash flow information)

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Note 1. Nature of Operations

The Company is a leading provider of engineered lifting solutions and equipment rentals. Following the completion of the Rabern acquisition the Company reports in two business segments and has five operating segments, under which there are five reporting units. The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries.

On April 11, 2022, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”), with Rabern Rentals, LLC (“Rabern”) and Steven Berner, as owner of 100% of Rabern’s outstanding membership interests. Pursuant to the Agreement, the Company acquired a 70% membership interest in Rabern from Steven Berner for a purchase price of approximately $26 million in cash plus assumed debt of $14 million. Rabern is a construction rental equipment provider, headquartered in Amarillo, Texas, primarily servicing business in the Texas panhandle.

Lifting Equipment Segment

Manitex markets a comprehensive line of boom trucks, truck cranes and sign cranes, including via its partially and wholly-owned subsidiaries and distributors, as described below. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration and infrastructure development, including roads, bridges and commercial construction. The Company has integrated the Manitex and Badger Equipment Company (“Badger”) reporting units into one operating segment as a substantial portion of the sales from Badger are intercompany sales to Manitex. The Company previously announced the closing of the Badger reporting unit which is expected to be finalized in mid-2023.

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

Note 2. Basis of Presentation

The consolidated financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Pursuant to these rules and regulations, the financial statements are prepared in accordance with the accounting principles general accepted in the United States of America ("GAAP").

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

Restricted Cash—Certain of the Company’s lending arrangements require the Company to post collateral or maintain minimum cash balances in escrow. These cash amounts are reported as current assets on the balance sheets based on when the cash will be contractually released. Total restricted cash was $217 and $222 at December 31, 2022 and 2021, respectively.

Revenue Recognition —Revenue is recognized when obligations under the terms of the contract with our customer are satisfied; generally, this occurs with the transfer of control of our equipment, parts or installation services (typically completed within one day). Equipment can be redirected during the manufacturing phase such that over time revenue recognition is not appropriate. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Our contracts are non-cancellable and returns are only allowed in limited instances. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. The expected costs associated with our base warranties continue to be recognized as expense when the products are sold and do not constitute a separate performance obligation.

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

Rental equipment revenue is recognized over the term of the rental contract, based on monthly, weekly or daily rental rates and the number of days the equipment is rented.

The accounting for the significant types of revenue that are accounted for under Topic 842 is discussed below.

Rental equipment revenue represent revenues from renting equipment that the Company owns. The Company accounts for such rentals as operating leases. The Company does not generally provide an option for the lessee to purchase the rented equipment at the end of the lease, and do not generate material revenue from sales of equipment under such options.

The Company recognizes revenues from renting equipment on a straight-line basis. The Company records any amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet.

The Company is unsure when the customer will return rented equipment. As such, we do not know how much the customer will owe us upon return of the equipment and cannot provide a maturity analysis of future lease payments. Our equipment is generally rented for short periods of time (significantly less than a year). Lessees do not provide residual value guarantees on rented equipment.

The Company expects to derive significant future benefits from our equipment following the end of the rental term. Our rentals are generally short-term in nature, and our equipment is typically rented for the majority of the time that we own it. We additionally recognize revenue from sales of rental equipment when we dispose of the equipment.

Included in rental equipment revenue is re-rent revenue which reflects revenues from equipment that we rent from vendors and then rent to our customers. We account for such rentals as subleases. The accounting for re-rent revenue is the same as the accounting for owned equipment rentals described above.

Allowance for Credit Losses —Accounts receivable are stated at the amounts the Company’s customers are invoiced and do not bear interest. The Company has adopted a policy consistent with GAAP for the periodic review of its accounts receivable to determine whether the establishment of an allowance for credit losses is warranted based on the Company’s assessment of the collectability of the accounts. The Company established an allowance for credit losses of $1,948 and $2,432 at December 31, 2022 and 2021, respectively. The Company also has, in some instances, a security interest in its accounts receivable until payment is received.

Property, Equipment and Depreciation —Property and equipment are stated at cost or the fair market value at the date of acquisition. Depreciation of property and equipment is provided over the following useful lives:

Asset Category	Depreciable Life
Buildings	12 –33 years
Machinery and equipment	3 – 20 years
Rental Equipment	5 - 7 years
Furniture and fixtures	3 – 7 years
Leasehold improvements	1 – 12 years
Motor Vehicles	3 – 5 years
Computer software	3 – 5 years

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation of property, and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 2022 and 2021 was $6,549 and $2,061 respectively.

Other Intangible Assets —The Company capitalizes certain costs related to patent technology. Additionally, a substantial portion of the purchase price related to the Company’s acquisitions has been assigned to patents or unpatented technology, trade name and customer relationships. Other Intangible Assets with definite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are tested annually for impairment.

Goodwill — Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is reviewed for impairment annually, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceed their fair value.

Under “ASC 350”, entities are provided with the option of first performing a qualitative assessment on none, some, or all of its reporting units to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If after completing a qualitative analysis, it is determined that it is more likely-than-not that the fair value of a reporting unit is less than its carrying value a quantitative analysis is required.

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

The Company performed its annual impairment assessment as of October 1, 2022 and determined there was no impairment. The Company recognized $1.1 million in impairment related to goodwill for the year ended December 31, 2021.

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

No impairment was recognized for the year ending December 31, 2022.

Inventory, net —Inventory consists of merchandise, stock materials and equipment stated at the lower of cost (first in, first out) or net realizable value. All equipment classified as inventory is available for sale. The Company records excess and obsolete inventory reserves based upon specific identification and/or historical experience of excess or obsolete inventories. In valuing inventory, the Company is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at lower of cost or Net Realized Value (NRV). These assumptions require the Company to analyze the aging of and forecasted demand for its inventory, forecast future product sales prices, pricing trends and margins, and to make judgments and estimates regarding obsolete or excess inventory. Future product sales prices, pricing trends and margins are based on the best available information at that time including actual orders received, negotiations with the Company’s customers for future orders, including their plans for expenditures, and market trends for similar products. The Company’s judgments and estimates for excess or obsolete inventory are based on analysis of actual and forecasted usage.

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

The Company applied for forgiveness of the PPP loan during November 2020 and in June 2021, the Company received confirmation that the application for forgiveness of the PPP loan had been approved by the SBA. The loan forgiveness of $3.7 million was applied to the Company’s entire outstanding PPP loan balance from CIBC. The Company recorded the forgiveness as Gain on Paycheck Protection Program loan forgiveness in Other Income (Expense) on the Consolidated Statement of Operations. The gain on loan forgiveness is not subject to U.S. taxation. This deductible permanent difference is offset by a change in the U.S. valuation allowance and therefore had no impact on the effective tax rate.

Foreign Currency Translation and Transactions —The financial statements of the Company’s non-U.S. subsidiaries are translated using the current exchange rate for assets and liabilities and the weighted-average exchange rate for the year for income and expense items. Resulting translation adjustments are recorded to accumulated other comprehensive income ("AOCI") as a component of shareholders’ equity.

The Company converts receivables and payables denominated in other than the Company’s functional currency at the exchange rate as of the balance sheet date. The resulting transaction exchange gains or losses, except for certain transaction gains or loss related to intercompany receivable and payables, are included in other income and expense. Transaction gains and losses related to intercompany receivables and payables not anticipated to be settled in the foreseeable future are excluded from the determination of net income and are recorded as a translation adjustment (with consideration to the tax effect) to AOCI as a component of shareholders’ equity.

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

Research and Development Expenses— The Company expenses research and development costs, as incurred. For the years ended December 31, 2022 and 2021, expenses were $2,989 and $3,332, respectively.

Advertising —Advertising costs are expensed as incurred and were $843 and $737 for the years ended December 31, 2022 and 2021, respectively.

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

Adoption of Highly Inflationary Accounting in Argentina— GAAP guidance requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100 percent. Under highly inflationary accounting, PM Argentina’s functional currency became the Euro (its parent company’s reporting currency), and its income statement and balance sheet have been measured in Euros using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in other (income) and expense, net and was not material. As of December 31, 2022, PM Argentina had an insignificant net peso monetary position. Net sales of PM Argentina were less than 5 percent of our consolidated net sales for the years ended December 31, 2022 and 2021, respectively.

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

Accrued Warranties —Warranty costs are accrued at the time revenue is recognized and the expense is recorded in the Statement of Operations in Cost of Sales. The Company’s products are typically sold with a warranty covering defects that arise during a fixed period of time. The specific warranty offered is a function of customer expectations and competitive forces.

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

As of December 31, 2022 and 2021, accrued warranties were $1,916 and $1,578, respectively.

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

The number of shares related to stock options and restricted stock, included in diluted EPS is based on the “Treasury Stock Method” prescribed in ASC 260-10, Earnings per Share. This method assumes the theoretical repurchase of shares using proceeds of the respective stock option exercised, and for restricted stock, the amount of compensation cost attributed to future services which has not yet been recognized, and the amount of current and deferred tax benefit, if any, that would be credited to additional paid in capital upon the vesting of the restricted stock, at a price equal to the issuer’s average stock price during the related earnings period. Accordingly, the number of shares includable in the calculation of EPS in respect of the stock options and restricted stock is dependent on this average stock price and will increase as the average stock price increases.

Stock Based Compensation —The Company has elected to account for restricted stock awards with market conditions using a graded vesting method. This method recognizes the compensation cost in the statement of operations over the requisite service period for each separately-vesting tranche of awards.

Comprehensive Income —Comprehensive income includes, in addition to net earnings, other items that are reported as direct adjustments to shareholder’s equity. Currently, the comprehensive income adjustment required for the Company primarily represents a foreign currency translation adjustment, the result of consolidating its foreign subsidiary.

Business Combinations —The Company accounts for acquisitions in accordance with guidance found in ASC 805, Business Combinations. The guidance requires consideration given, including contingent consideration, assets acquired, and liabilities assumed to be valued at their fair market values at the acquisition date. The guidance further provides that: (1) acquisition costs will generally be expensed as incurred, (2) restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and (3) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

The Company records any excess of purchase price over fair value of assets acquired, including identifiable intangibles and liabilities assumed be recognized as goodwill.

Noncontrolling Interest

A noncontrolling interest is the equity interest of consolidated entities that is not owned by the Company. Noncontrolling interest is adjusted for the noncontrolling partners' share of earnings (losses) in accordance with the applicable agreement. Earnings allocated to such noncontrolling partners are recorded as income applicable to noncontrolling interest in the accompanying Consolidated Statements of Operations. The initial recognition of the noncontrolling interest was attributed at the fair market value.

Note 4. Revenue Recognition

The following table disaggregates our sources of revenues for the years indicated (ended December 31):

	2022	2021
Boom trucks, knuckle boom & truck cranes	$145,713	$128,768
Aerial platforms	38,236	27,179
Part and merchandise sales	32,365	25,769
Rental	18,441	-
Other equipment	33,649	23,560
Services	4,720	5,424
Rough terrain cranes	730	839
Net Revenue	$273,854	$211,539

The Company attributes revenue to different geographic areas based on where items are shipped to or services are performed. The following table provides details of revenues by geographic area for the years ended December 31, 2022 and 2021, respectively.

	2022	2021
United States	$141,709	$77,881
Italy	36,345	36,876
Canada	21,956	20,827
Chile	11,872	12,232
France	10,404	10,359
Other	51,568	53,364
	$273,854	$211,539

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

The following table summarizes changes in customer deposits for the years ended December 31, 2022 and 2021:

	2022	2021
Customer deposits at January 1,	$7,121	$2,363
Additional customer deposits received where revenue has not yet been recognized	13,073	11,447
Revenue recognized from customer deposits	(16,372)	(6,446)
Effect of change in exchange rates	(415)	(243)
Customer deposits at December 31,	$3,407	$7,121

Note 5. Earnings per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Details of the calculations are as follows:

	For the Years Ended December 31,
	2022	2021
Net income (loss)	$(4,298)	$(4,573)
Net income (loss) attributable to noncontrolling interest	603	—
Net income (loss) attributable to shareholders of Manitex International, Inc.	$(4,901)	$(4,573)
Income (loss) per share
Basic
Net income (loss)	$(0.21)	$(0.23)
Net income (loss) attributable to shareholders of Manitex International, Inc.	$(0.24)	$(0.23)
Diluted
Net income (loss)	$(0.21)	$(0.23)
Net income (loss) attributable to shareholders of Manitex International, Inc.	$(0.24)	$(0.23)

Weighted average common shares outstanding
Basic and Dilutive	20,055,836	19,900,117

The following securities were not included in the computation of diluted earnings per share as their effect would have been antidilutive:

	For the Years Ended December 31,
	2022	2021
Unvested restricted stock units	288,290	286,227
Options to purchase common stock	197,437	97,437
	485,727	383,664

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

The following is a summary of items that the Company measured at fair value during the periods:

	Fair Value at December 31, 2022
	Level 1	Level 2	Level 3	Total
Asset:
Forward currency exchange contracts	$—	$124	$—	$124
Total current assets at fair value	$—	$124	$—	$124

	Fair Value at December 31, 2021
	Level 1	Level 2	Level 3	Total
Asset:
Forward currency exchange contracts	$—	$75	$—	$75
Total current assets at fair value	$—	$75	$—	$75

Liabilities:
Valla contingent consideration	$—	$—	$207	$207
Total liabilities at fair value	$—	$—	$207	$207

Fair Value Measurements Using Significant Unobservable Inputs (level 3)
Liabilities:	Valla Contingent Consideration
Balance at January 1, 2022	$207
Change in contingent liability consideration	(202)
Effect of change in exchange rates	(5)
Balance at December 31, 2022	$—

The Company has qualitatively evaluated the Valla contingent liability from the date of acquisition.

The carrying value of the amounts reported in the Consolidated Balance Sheets for cash, accounts receivable, accounts payable, short-term variable debt, insurance financing and any amounts outstanding under the Company’s revolving credit facilities and working capital borrowing, approximate fair value due to the short periods during which these amounts are outstanding.

The book and fair value of the Company’s term debt was $24,424 for the year ended December 31, 2022, and $12,530 for the year ending December 31, 2021. The book and fair value of the Company’s finance leases were $3,891 and $4,518 for the year ended December 31, 2022, respectively and $4,221 and $5,044 for the year ended December 31, 2021, respectively. There is no difference between the book value and the fair value for amount recorded in connection with the liability recorded for a long-term legal settlement, which was $586 and $687 for the years ending December 31, 2022 and 2021, respectively.

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

PM Group has an intercompany receivable denominated in Euros from its Chilean subsidiary. At December 31, 2022 the Company had entered into a forward currency exchange contracts that matured on January 31, 2023. Under the contract the Company was obligated to sell 2,400,000 Chilean Pesos for 2,513 Euros. The purpose of the forward contract is to mitigate the income effect related to this intercompany receivable that results with a change in exchange rate between the Euro and the Chilean Peso.

The following table provides the location and fair value amounts of derivative instruments that are reported in the Consolidated Balance Sheet as of December 31, 2022 and 2021:

Total derivatives not designated as a hedge instrument

		Fair Value
		As of December 31,
	Balance Sheet Location	2022	2021
Asset Derivatives
Foreign currency exchange contracts	Prepaid expense and other	$124	$75
Total derivative assets		$124	$75

The following tables provide the effect of derivative instruments on the Consolidated Statement of Operations for 2022 and 2021:

Derivatives not designated as Hedge Instrument	Location of gain or (loss) recognized in Statement of Operations	Years ended December 31,
		2022	2021
Forward currency contracts	Foreign currency transaction gains (losses)	$(132)	$278
Total derivatives gain (loss)		$(132)	$278

During 2022 and 2021, there were no forward currency contracts designated as cash flow hedges. As such, all gains and loss related to forward currency contracts during 2022 and 2021 were recorded in current earnings and did not impact other comprehensive income.

Note 8. Inventory, net

The components of inventory at December 31, are summarized as follows:

	2022	2021
Raw materials and purchased parts	$47,168	$42,983
Work in process	6,015	3,938
Finished goods and replacement parts	16,618	18,044
Inventories, net	$69,801	$64,965

The Company has established reserves for excess and obsolete inventory of $7,971 and $9,894 as of December 2022 and 2021, respectively.

The Company’s restructuring plan resulted in inventory write-downs of $3,226 recorded as of December 31, 2021.

Note 9. Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31, 2022 and 2021, respectively:

	2022	2021
Machinery and equipment	$9,930	$10,605
Buildings	8,067	9,649
Finance lease - building	4,606	4,606
Land	3,709	4,138
Furniture and fixtures	2,437	2,612
Computer equipment	1,801	1,728
Leasehold improvements	2,288	1,504
Construction in progress	901	187
Rental Fleet	37,858	-
Motor vehicles	2,541	93
Totals	74,138	35,122
Less: accumulated depreciation	(19,752)	(16,359)
Less: accumulated depreciation - finance lease	(2,689)	(2,303)
Net property and equipment	$51,697	$16,460

Depreciation expense was $6,549 and $2,061 in 2022 and 2021, respectively. See Note 13 for information regarding finance leases.

Note 10. Goodwill and Other Intangible Assets

Intangible assets were comprised of the following as of December 31, 2022:

	Weighted Average Amortization Period Remaining (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patented and unpatented technology	2	$16,469	$(14,553)	$1,916
Customer relationships	9	22,000	(14,344)	7,656
Trade names and trademarks	15	5,469	(2,804)	2,665
Software	4	236	(56)	180
Indefinite lived trade names		1,950	-	1,950
Total intangible assets, net				$14,367

Intangible assets and accumulated amortization by category as of December 31, 2021 is as follows:

	Weighted Average Amortization Period Remaining (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patented and unpatented technology	3	$16,848	$(13,845)	$3,003
Customer relationships	3	18,077	(13,017)	5,060
Trade names and trademarks	10	4,269	(2,595)	1,674
Software	5	160	(8)	152
Indefinite lived trade names		2,057	-	2,057
Total intangible assets, net				11,946

Amortization expense was $2,866 and $2,282 for the periods ended December 31, 2022 and 2021, respectively.

Estimated amortization expense for the next five years and subsequent is as follows:

Amount
2023	$3,000
2024	3,000
2025	860
2026	705
2027	520
And subsequent	4,332
Total intangibles currently to be amortized	12,417
Intangibles with indefinite lives not amortized	1,950
Total intangible assets	$14,367

Changes in the Company’s goodwill are as follows:

	2022	2021
Balance January 1,	$24,949	$27,472
Goodwill for Rabern acquisition	12,850	-
Effect of change in exchange rates	(883)	(1,393)
Goodwill impairment	-	(1,130)
Balance December 31,	$36,916	$24,949

The Company performed its annual impairment assessment as of October 1, 2022. The valuation analysis performed indicated that each reporting unit had an estimated fair value which exceeded its respective carrying amount and therefore, no impairment was recognized at December 31, 2022. While there was no goodwill impairment recognized as a result of the 2022 annual impairment test, a reasonably possible unexpected deterioration in financial performance or adverse change in earnings may result in an impairment in future periods.

The Company performed its annual impairment assessment as of October 1, 2021. The valuation analysis performed identified an impairment of goodwill. As the fair value was less than its carrying value, the Company recorded an impairment charge on its Valla reporting unit of $1.1 million. The Company’s policy is to assess the realizability of its intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value. Future cash flow projections include assumptions for future sales levels, the impact of cost reduction programs, and the level of working capital needed to support each business. The amount of any impairment then recognized would be calculated as the difference between the estimated fair value and the carrying value of the asset. Based on the quantitative assessment performed, Valla’s carrying value of intangible assets was not supported by the enterprise value of the business driven by the cash flows of the business and as such the intangible assets were fully impaired as of December 31, 2021. An impairment charge to intangible assets was recorded at our Valla reporting unit in the amount of $0.5 million. In addition, the Company’s restructuring plan resulted in an impairment charge to intangible assets at Badger for $0.4 million.

Note 11. Accrued Expenses

	As of December 31,
	2022	2021
Accrued payroll and benefits	$4,929	$3,362
Accrued warranty	1,916	-
Accrued expense other	1,898	1,578
Accrued vacation expense	1,635	1,425
Accrued legal settlement	1,160	1,701
Accrued income tax and other taxes	841	2,473
Total accrued expenses	$12,379	$10,539

Note 12. Revolving Term Credit Facilities and Debt

Debt is summarized as follows:

	December 31, 2022	December 31, 2021
U.S. Credit Facilities	$41,521	$12,800
U.S. Term Loan	14,721	—
Italy Short-Term Working Capital Borrowings	19,365	15,676
Italy Group Term Loan	9,675	12,472
Other	1,223	342
Total debt	86,505	41,290
Less: Debt issuance costs	(99)	(83)
Debt net of issuance costs	$86,406	$41,207

U.S. Credit Facilities and Term Loan

On April 11, 2022, the Company entered into a Commercial Credit Agreement (the “Credit Agreement”), by and among the Company, the Company’s domestic subsidiaries and Amarillo National Bank. The Credit Agreement provides for a $40,000 revolving credit facility, a $30,000 revolving credit facility and a $15,000 term loan.

Borrowings under the $40,000 revolving credit facility bear interest at a floating rate equal to the Prime Rate plus 0.5%. The $40,000 revolving credit facility requires monthly interest payments with the full principal balance coming due at maturity. The facility matures on April 11, 2024 with a rolling two-year maturity extension to April 11, 2026 providing there is no event of default. The rolling two-year maturity repeats on April 11 each year following 2024. On January 25, 2023, the maturity date was extended to April 11, 2025.

Borrowings under the $30,000 revolving credit facility bear interest at a floating rate equal to the Prime Rate plus 0.5%. The $30,000 facility requires quarterly interest payments and principal payments in the amount of 3% of the outstanding balance thereunder on a quarterly basis beginning on January 1, 2023. The facility originally provided for maturity on April 11, 2024. On January 25, 2023, the maturity date was extended to April 11, 2025.

Note Payable Long Term

The term loan requires monthly interest payments at a floating rate equal to the Prime Rate plus 0.5% beginning on May 11, 2022. Monthly installments of principal and interest based on an 84-month amortization are payable beginning on November 11, 2022 with the remaining principal balance coming due at maturity of October 11, 2029.

The unused balance of the revolving credit facilities incurs a 0.125% fee that is payable semi-annually. At December 31, 2022, the Company had $41,521 in borrowings under the revolving credit facilities and $14,721 in borrowings under the term loan.

The Credit Agreement requires the Company to maintain a debt service coverage ratio of at least 1.25:1.00 measured on the last day of each calendar quarter, beginning June 30, 2022, and each measurement is based on a rolling 12-month basis. The Credit Agreement also requires the Company to maintain a U.S. net worth of at least $80,000, measured as of the last day of each calendar quarter, beginning June 30, 2022. The Company was in compliance with its covenants under the Credit Agreement as of December 31, 2022.

CIBC Loan Agreement Payoff

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

PM Group Short-Term Working Capital Borrowings -

At December 31, 2022 and 2021, respectively, PM Group had established demand credit and overdraft facilities with five banks in Italy, one bank in Spain, twelve banks in South America and one bank in Romania. Under the facilities, as of December 31, 2022 and 2021 respectively, PM Group can borrow up to $24,127 and $21,449 for advances against invoices, letter of credit and bank overdrafts. These facilities are divided into two types: working capital facilities and cash facilities. For the year ended December, 31, 2022 and 2021, interest on the Italian working capital facilities is charged at the 3-month Euribor plus a spread ranging from 175 to 355 basis points and 3-month Euribor plus 450 basis points. Interest on the South American facilities is charged at a flat rate for advances on invoices.

At December 31, 2022, the Italian banks had advanced PM Group $18,719. There were no advances to PM Group from the Spanish bank, the South American banks had advanced PM Group $37 and the Romanian bank had advanced PM Group $374. At December 31, 2021, the Italian banks had advanced PM Group $14,874. There were no advances to PM Group from the Spanish bank, and the South American banks had advanced PM Group $463.

Valla Short-Term Working Capital Borrowings

At December 31, 2022 and December 31, 2021, respectively, Valla had established demand credit and overdraft facilities with two Italian banks. Under the facilities, Valla can borrow up to $599 for advances against orders, invoices and bank overdrafts. Interest on the Italian working capital facilities is charged at a flat percentage rate for advances on invoices and orders ranging 1.67% - 12% for 2022 and 1.67% - 5.75% for 2021. At December 31, 2022 and December 31, 2021, the Italian banks had advanced Valla $235 and $339.

PM Group Term Loans

At December 31, 2022 and December 31, 2021, respectively, the PM Group has a $5,038 and $5,930 term loan that is split into a note and a balloon payment and is secured by the PM Group’s common stock. The term loan is charged interest at a fixed rate of 3.5%, has annual principal payments of approximately $600 per year and has a balloon payment of $3,211 due in 2026.

At December 31, 2022 and December 31, 2021, respectively, the PM Group has unsecured borrowings totaling $4,637 and $6,542, respectively. The borrowings have a fixed rate of interest of 3.5%. Annual payments of approximately $1,500 are payable ending in 2025.

As of December 31, 2022 the PM Group has a loan in Romania in the amount of $175 with a fixed interest of 2.75% rate payable over the next five years. This note matures in 2027.

Schedule of Debt Maturities

Scheduled annual maturities of the principal portion of debt outstanding at December 31, 2022 in the next five years and the remaining maturity in aggregate are summarized below. Amounts shown include the debt described above in this footnote.

	North America	Italy	Total
2023	3,737	21,552	25,289
2024	42,222	2,193	44,415
2025	1,946	2,214	4,160
2026	2,115	3,346	5,461
2027	2,300	32	2,332
Thereafter	4,920	—	4,920
	57,240	29,337	86,577
Debt discount related to non-interest-bearing debt	—	(72)	(72)
Debt issuance cost	(99)	—	(99)
Total	$57,141	$29,265	$86,406

At December 31, 2022, the Company’s weighted average interest rate on debt at year end was 6.93%.
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

If there was a rate explicit in the lease, this was the discount rate used. For those leases with no explicit or implicit interest rate, an incremental borrowing rate was used. The weighted average remaining useful life for operating and finance leases were 4 and 5 years, respectively. The weighted average discount rate for operating and finance leases was 5.0% and 12.4% respectively.

Leases (thousands)	Classification	12/31/2022	12/31/2021
Assets
Operating lease assets	Operating lease assets	$5,667	$3,563
Finance lease assets	Fixed assets, net	2,005	2,303
Total leased assets		$7,672	$5,866

Liabilities
Current
Operating	Current liabilities	$1,758	$1,064
Financing	Current liabilities	509	399

Noncurrent
Operating	Noncurrent liabilities	3,909	2,499
Financing	Noncurrent liabilities	3,382	3,822
Total lease liabilities		$9,558	$7,784

Lease Cost (thousands)	Classification	12/31/2022	12/31/2021
Operating lease costs	Operating lease assets	$1,686	$1,194
Finance lease cost
Amortization of leased assets	Amortization	386	364
Interest on lease liabilities	Interest expense	508	551
Lease cost		$2,580	$2,109

Other Information (thousands)	12/31/2022	12/31/2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,686	$1,194
Operating cash flows from finance leases	$508	$551
Financing cash flows from finance leases	$426	$328

Future minimum lease payments for the period ending December 31 for the next five and subsequent years are:

	Operating Leases	Finance Leases
2023	$1,776	$960
2024	1,397	990
2025	1,095	996
2026	1,017	1,018
2027	814	1,049
Subsequent	158	357
Total undiscounted lease payments	6,257	5,370
Less interest	(590)	(1,479)
Total liabilities	$5,667	$3,891
Less current maturities	(1,758)	(509)
Non-current lease liabilities	$3,909	$3,382

Operating Leases

The Company leases office and production space under various non-cancellable operating leases that expire no later than December 31, 2028. Certain real estate leases include one or more options to renew. The exercise of lease renewal options is at the Company's sole discretion. Options to extend the lease are included in the lease term when it is reasonably certain the Company will exercise the option. The Company also has production equipment, office equipment and vehicles under operating leases. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option that is reasonably certain of exercise. Certain leases include rental payments adjusted periodically for inflation. The lease agreements do not contain any material residual value guarantee or material restrictive covenants.

In connection with our acquisition of Rabern, the Company became the lessee of four locations from HTS Management LLC (“HTS”), an entity controlled by Steven Berner, who is a key member of Rabern management. HTS operates as a holding company for property and as a single lessor leasing company for business use property for Rabern. HTS’s ongoing activities preceding and succeeding the Rabern acquisition relate to financing, purchasing, leasing and holding property leased to Rabern.

Note 14. Income Taxes

Information pertaining to the Company’s (loss) income before income taxes is as follows:

	Years ended December 31,
	2022	2021
(Loss) income before income taxes:
Domestic	$(2,100)	$(5,467)
Foreign	(84)	2,111
Total net (loss) income before income taxes	$(2,184)	$(3,356)

Information pertaining to the Company’s provision for income taxes is as follows:

	Years ended December 31,
	2022	2021
Expense (benefit) for income taxes:
Current:
Federal	$1	$(4)
State and local	(1)	(58)
Foreign	918	1,330
	918	1,268
Deferred:
Federal	490	—
State and local	(343)	52
Foreign	1,049	(103)
	1,196	(51)
Total expense for income taxes	$2,114	$1,217

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2022	2021
Deferred tax assets:
Accrued expenses	$1,176	$669
Inventory	1,706	2,337
Other liabilities	1,806	1,696
Deferred gain	95	118
Net operating loss carryforwards	6,764	6,385
Tax credit carryforwards	1,328	1,395
Capital loss carryforwards	—	233
Legal settlements	581	—
Research & development	115	—
Unrealized foreign currency loss	50	70
Interest expense	2,440	2,888
Property, plant and equipment	—	6
Total deferred tax asset	16,061	15,797
Deferred tax liabilities:
Property, plant and equipment	190	—
Intangibles	1,673	2,432
Deferred State Income Tax	329	386
Debt	2,135	2,199
Investments	5,495	—
Total deferred tax liability	9,822	5,017
Valuation allowance	(10,938)	(11,676)
Net deferred tax (liability) asset	$(4,699)	$(896)

In assessing the realizability of deferred tax assets, the Company evaluates whether it is more likely than not (more than 50%) that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. The Company assesses all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable.

As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, the Company establishes a valuation allowance. Any further increases or decreases in the valuation allowance could have an unfavorable or favorable impact on the Company’s income tax provision and net income in the period in which such determination is made.

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

As of December 31, 2022, the Company had U.S. federal and foreign net operating loss carryforwards of $14.3 million and $4.6 million, respectively. The U.S. federal net operating loss carryforward and the majority of the foreign loss carryforwards have an indefinite carryforward period. The Company has state net operating losses of approximately $0.7 million that are set to expire at varying periods between 2027 and 2043 if not utilized. As of December 31, 2022, the Company has a Texas Margin Tax Credit of $0.9 million and U.S. federal R&D credits of $0.1 million that may be utilized through 2026 and 2037, respectively.

The effective tax rate for income taxes varies from the current U.S. federal statutory income tax rate as follows:

	Years ended December 31,
	2022	2021
Statutory rate	21.0%	21.0%
State and local taxes	(1.4)%	(1.2)%
Permanent differences	(46.3)%	8.8%
Tax credits	(16.1)%	0.0%
Foreign operations	(19.8)%	(3.3)%
Uncertain tax positions	(61.3)%	7.3%
Valuation allowance	41.1%	(59.1)%
Other	(14.0)%	(9.8)%
	(96.8)%	(36.3)%

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, is as follows:

	2022	2021
Balance at January 1,	$3,028	$3,546
(Decreases) increases in tax positions for prior years	151	—
(Decrease) increases in tax positions for current years	25	123
Other	(149)	(14)
Lapse in statute of limitations	(125)	(515)
Settlements	—	(112)
Balance at December 31,	$2,930	$3,028

Of the amounts reflected in the above table at December 31, 2022, approximately $2.4 million would reduce the Company’s annual effective tax rate if recognized. This amount considers the indirect effects of offsetting tax positions in different jurisdictions. The Company records accrued interest and penalties related to income tax matters in the provision for income taxes in the accompanying consolidated statements of operations. For the years ended December 31, 2022, and 2021, interest and penalties recognized on unrecognized tax expense (benefits) were $146 and $(187), respectively. The accrued balance as of December 31, 2022 and 2021 was $455 and $309, respectively.

On October 25, 2022, the Romania Supreme Court rendered a final verdict in favor of the Company reducing the amount of the tax assessment in connection with the income tax audit for tax years 2012-2016. In addition, the Romania Supreme Court denied the Company’s petition for a mutual agreement procedure (MAP) declaring the Company will need to file a unilateral petition with Italy. The Romania Supreme Court’s ruling is unprecedented as it amounts to amending the bilateral MAP petition with Italy to a unilateral petition. Although the Company intends to pursue a unilateral petition, based on the change in facts and circumstances, the Company determined it can no longer recognize a tax asset or benefit for relief from double taxation in Italy, and recognized a net income tax expense of approximately $1.1 million in the fourth quarter of 2022. The decrease in unrecognized tax benefits for the reduction in the Romania income tax assessment is offset by an increase in unrecognized tax benefits related to the unilateral petition with Italy and for other foreign net operating losses which may yield a tax benefit in a future reporting period.

The Company files income tax returns in the United States, Italy, Romania, Argentina, and Chile as well as various state and local tax jurisdictions with varying statutes of limitations. With a few exceptions, the Company is no longer subject to examination by the tax authorities for U.S. federal or state for the years before 2019, or foreign examinations for years before 2016.

Note 15. Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures included during the years ended December 31, 2022 and 2021 were as follows:

	2022	2021
Interest received in cash	$2	$43
Interest paid in cash	4,270	2,148
Income tax payments in cash	1,349	1,342
Recognition of right-of-use asset and right-of-use liability	2,728	-
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$7,973	$21,359
Restricted cash	217	222
Cash, cash equivalents and restricted cash at the end of year	$8,190	$21,581

Note 16. Employee Benefits

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

The amounts paid in matching contributions by the company for 2022 and 2021 were $306 and $319, respectively.

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

The amount paid by the Company for 2022 and 2021 was $552 and $385, respectively. The amounts allocated to the employee severance indemnity provision in 2022 and 2021 was $909 and $810, respectively.

Note 17. Accrued Warranties

A liability for estimated warranty claims is accrued for at the time of sale. The liability is established using historical warranty claim experience which is reviewed by management.

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

The following table summarizes the changes in product warranty liability:

	2022	2021
Balance January 1,	$1,578	$1,292
Provision for warranties issued during the year	2,199	3,625
Warranty services provided	(1,832)	(3,293)
Foreign currency translation	(29)	(46)
Balance December 31,	$1,916	$1,578

Note 18. Equity

Stock issued to employees and Directors

The Company issued shares of common stock to employees and Directors at various times in 2022 and 2021 as restricted stock units issued under the Company’s 2004 and 2019 Incentive Plan. Upon issuance entries were recorded to increase common stock and decrease paid in capital for the amounts shown below. The following is a summary of stock issuances that occurred during the two-year period:

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued (in thousands)
January 1, 2022	Employee	3,300	$20
March 6, 2022	Directors	8,160	48
March 6, 2022	Employees	23,866	141
March 8, 2022	Directors	12,000	93
March 8, 2022	Employee	29,262	226
March 13, 2022	Directors	10,200	75
March 13, 2022	Employees	17,893	132
April 11, 2022	Employee	38,800	247
June 2, 2022	Directors	18,000	127
June 3, 2022	Directors	5,940	43
July 5, 2022	Employee	16,120	104
August 14, 2022	Directors	10,200	45
October 20, 2022	Employee	2,211	10
November 23, 2022	Employee	3,300	22
December 10, 2022	Employee	2,310	11
		201,562	$1,343

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued (in thousands)
January 1, 2021	Employee	3,300	$20
March 6, 2021	Directors	7,920	47
March 6, 2021	Employees	24,923	148
March 8, 2021	Directors	12,000	93
March 8, 2021	Employee	2,000	15
March 13, 2021	Directors	18,060	133
March 13, 2021	Employees	17,680	130
June 3, 2021	Directors	5,940	43
August 14, 2021	Directors	9,900	44
September 1, 2021	Employee	16,500	93
October 20, 2021	Employee	2,211	10
December 10, 2021	Employee	3,630	17
December 31, 2021	Employee	2,640	16
		126,704	$808

The Company purchased shares of Common Stock at various times from certain employees at the closing price on date of purchase. The stock was purchased from the employees to satisfy employees’ withholding tax obligations related to stock issuances described above. The following is a summary of common stock purchased during 2022 and 2021:

Date of Purchase	Shares Purchased	Closing Price on Date of Purchase
March 6, 2022	6,035	$8.06
March 8, 2022	7,395	7.82
March 13, 2022	3,924	7.71
April 11, 2022	12,300	7.39
July 5, 2022	4,725	6.27
December 10, 2022	656	4.49
	35,035

March 6, 2021	2,779	$7.43
March 8, 2021	692	7.73
March 13, 2021	2,712	8.29
December 10, 2021	1,124	6.99
	7,307

Manitex International, Inc. 2019 Equity Incentive Plan

The total number of shares reserved for issuance is 779,717 shares however, this can be adjusted to reflect certain corporate transactions or changes in the Company’s capital structure. The Company’s employees and members of the board of directors who are not our employees or employees of our affiliates are eligible to participate in the plan. This plan is administered by a committee of the board comprised of members who are outside directors. The plan provides that the committee has the authority to, among other things, select plan participants, determine the type and number of awards, determine award terms, fix all other conditions of any awards, interpret the plan and any plan awards. Under the plan, the committee can grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units, except outside Directors may not be granted stock appreciation rights, performance shares and performance units. During any calendar year, participants are limited in the number of grants they may receive under the plan. In any year, an individual may not receive options for more than 15,000 shares, stock appreciation rights with respect to more than 20,000 shares, more than 20,000 shares of restricted stock and/or an award for more than 10,000 performance shares or restricted stock units or performance units. The plan requires that the exercise price for stock options and stock appreciation rights be not less than fair market value of the Company’s common stock on date of grant.

Restricted Stock Awards

The Company awarded a total of 226,000 and 177,800 restricted stock units to employees and directors during 2022 and 2021, respectively. The weighted average grant date fair value of awards made in 2022 was $7.21 per share, compared to $7.48 at 2021. The restricted stock units are subject to the same conditions as the restricted stock awards except the restricted stock units will not have voting rights and the common stock will not be issued until the vesting criteria are satisfied.

The following is a summary of restricted stock units that were awarded during 2022 and 2021:

2022 Grants	Vesting Date	Number of Restricted Stock Units	Closing Price on Date of Grant	Value of Restricted Stock Units Issued
May 3, 2022	April 11, 2023 33,000 units; April 11, 2024 33,000 units; April 11, 2024 34,000 units	100,000	$7.60	$760
June 2, 2022	June 2, 2022 18,000 units; June 2, 2023 18,000 units; June 2, 2024 18,000 units	54,000	$7.07	$382
June 2, 2022	June 2, 2023 13,200 units; June 2, 2024 13,200 units; June 2, 2025 13,600 units	40,000	$7.07	$283
July 1, 2022	July 1, 2023 10,560 units; July 1, 2024 10,560 units; July 1, 2025 10,800 units	32,000	$6.39	$204
		226,000		$1,629

2021 Grants	Vesting Date	Number of Restricted Stock Units	Closing Price on Date of Grant	Value of Restricted Stock Units Issued
March 8, 2021	March 8, 2021 12,000 units; March 8, 2022 12,000 units; March 8, 2023 12,000 units	36,000	$7.73	$278
March 8, 2021	March 8, 2021 2,000 units; March 8, 2022, 30,294 March 8, 2023 30,294 units; March 8, 2024 31,212 units	93,800	$7.73	$725
June 3, 2021	June 3, 2021 5,940 units; June 3, 2022 5,940 units; June 3, 2023 6,120 units	18,000	$7.29	$131
November 23, 2021	November 23, 2022 6,600 units; November 23, 2023 6,600 units; November 23, 2024 6,800 units	20,000	$6.60	$132
December 31, 2021	December 31, 2022 3,300 units; December 31, 2023 3,300 units; December 31, 2024 3,400 units	10,000	$6.36	$64
		177,800		$1,330

The following table contains information regarding restricted stock units for the years ended December 31, 2022 and 2021, respectively:

	Restricted Stock Units
	2022	2021
Outstanding on January 1,	286,227	242,586
Units granted during period	226,000	177,800
Vested and issued	(166,527)	(119,397)
Vested—issued and repurchased for income tax withholding	(35,035)	(7,307)
Forfeited	(21,761)	(7,455)
Outstanding on December 31	288,904	286,227

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense in 2022 and 2021 includes $1,254 and $1,025 related to restricted stock units, respectively. Compensation expense related to restricted stock units granted will be $769, $509 and $158 for 2023, 2024 and 2025, respectively.

Restricted Stock Award with Market Conditions

On May 3, 2022, in connection with J. Michael Coffey’s appointment as the Company’s Chief Executive Officer as of April 11, 2022, he was granted 490,000 restricted stock units that vest upon attainment of certain stock price hurdles of the Company’s stock. The restricted stock units can only be received on an annual basis from the vesting start date. The fair value of the market conditions awards was $2.2 million calculated by using the Monte Carlo Simulation based on the average of 20,000 simulation runs. The requisite service period used was three years, expected volatility was 60% and the risk-free rate of return was 2.95%. The value of the market condition awards granted to Mr. Coffey is being charged to compensation expense over the requisite service period. Compensation cost for the award of share-based compensation is recognized over the derived service periods (the time from the service inception date to the expected date of satisfaction) of either 12 or 24 months depending on the particular tranche based on the median number of days it takes for the award to vest in scenarios where they meet their threshold. Compensation expense related to restricted stock units was $906 for the year ended December 31, 2022. Additional compensation expense related to Mr. Coffey’s restricted stock units will be $990 and $269 for 2023 and 2024, respectively.

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

Stock Options

On May 3, 2022, in connection with his appointment, Mr. Coffey was also granted 100,000 stock options with an exercise price of $4.13 per share. The options vest ratably on each of the first three anniversary dates of Mr. Coffey’s appointment date, subject to his continued service with the Company on each vesting date. Compensation expense related to the Company’s stock options was $185 and $31 for the years ended December 31, 2022 and 2021, respectively. Additional compensation expense related to Mr. Coffey’s options will be $159, $67 and $13 for the remainder of 2023, 2024 and 2025, respectively.

Grant date 5/3/22
Dividend yields	—
Expected volatility	55.0%
Risk free interest rate	3.02%
Expected life (in years)	6
Fair value of the option granted	$4.13

Note 19. Transactions between the Company and Related Parties

In the course of conducting its business, the Company has entered into certain related party transactions.

C&M conducts business with RAM P&E LLC for the purposes of obtaining parts business as well as buying, selling and renting equipment. In 2022, less than $0.1 million was invoiced by Crane and Machinery, Inc. through government parts contracts awarded to RAM P&E LLC.

C&M is a distributor of Terex rough terrain and truck cranes. As such, C&M purchases cranes and parts from Terex.

PM is a manufacturer of cranes. PM sold cranes, parts, and accessories to Tadano Ltd. during 2022 and 2021.

Rabern rents heavy duty and light duty commercial construction equipment, mainly to commercial contractors on a short-term rental basis. Rabern sold a fixed asset to Steven Berner, the President of Rabern in April 2022, in connection with the Rabern acquisition.

In 2022, the Company became the lessee of four buildings from HTS Management LLC (“HTS”), an entity controlled by Mr. Berner, who is a key member of Rabern management. HTS operates as a holding company for property and as a single lessee leasing company for business use property for Rabern. HTS’s ongoing activities preceding and succeeding the Rabern acquisition relate to financing, purchasing, leasing and holding property leased to Rabern. Based on these activities, HTS would be subject to interest rate risk and real estate investment pricing risk related to holding the real estate as an investment. These risks represent the potential variability to be considered as passed to interest holders. Although we have a variable interest through our relationship with Mr. Berner, such variability is not passed on to Rabern in connection with the arrangement, and therefore Rabern is not the primary beneficiary of the VIE. Furthermore, all risks and benefits of the significant activities of HTS are passed to Mr. Berner directly and do not represent a direct or an indirect obligation for Rabern.

As of December 31, 2022 and 2021, the Company had accounts payable with related parties as shown below:

	December 31, 2022	December 31, 2021
Terex	$60	$23
Tadano	—	180
	$60	$203
	$60	$203

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the years ended December 31:

		2022	2021
Rent Paid	Rabern Facility	$463	$-

Sales to:
	Tadano (2)	45	167
	Terex (1)	166	43
	RAM P&E (3)	37	122
	Steven Berner (4)	80	—
Total Sales		$328	$332

Inventory Purchases from:
	Tadano (2)	225	303
	Terex (1)	291	403
Total Inventory Purchases		$516	$706

(1)
Terex is a significant shareholder of the Company and conducts business with the Company in the ordinary course of business.
(2)
Tadano is a significant shareholder of the Company and conducts business with the Company in the ordinary course of business.
(3)
RAM P&E is owned by the Company’s Executive Chairman’s daughter.
(4)
The Company sold an automobile to Steven Berner, the President of Rabern, for approximately $80 in April 2022, in connection with the Rabern acquisition.

Note 20. Legal Proceedings and Other Contingencies

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

On May 5, 2011, Company entered into two separate settlement agreements with two plaintiffs. As of December 31, 2022, the Company has a remaining obligation under these agreements to pay the plaintiffs $855 without interest in 9 annual installments of $95 on or before May 22 of each year. The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total payment will be charged to interest expense over the payment period.

It is reasonably possible that the estimated reserve for product liability claims may change within the next 12 months. A change in estimate could occur if a case is settled for more or less than anticipated, or if additional information becomes known to the Company.

Legal Settlement

On October 19, 2022, the Company agreed to settle various claims made by Custom Truck One Source, L.P. (“Custom Truck”) in connection with the sale of our Load King business to Custom Truck in 2015. In connection with this settlement, the Company agreed to pay Custom Truck an aggregate sum of $2.9 million, payable in ten equal quarterly installments, without interest.

Romania Income Tax Audit

On October 25, 2022, the Romania Supreme Court rendered a final verdict in favor of the Company reducing the amount of the tax assessment in connection with the income tax audit for tax years 2012-2016. In addition, the Romania Supreme Court denied the Company’s petition for a mutual agreement procedure (MAP) declaring the Company will need to file a unilateral petition with Italy.

Note 21. Segment Information

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

The following is financial information for our two operating segments: Lifting Equipment and Rental Equipment:

	As of December 31,
	2022	2021
Net revenues
Lifting Equipment	$252,652	$211,539
Rental Equipment	21,202	—
	$273,854	$211,539
Operating income (loss)
Lifting Equipment	$1,191	$(4,422)
Rental Equipment	3,186	—
Total operating income (loss)	$4,377	$(4,422)
Depreciation
Lifting Equipment	$1,731	$2,061
Rental Equipment	4,818	—
Total depreciation	$6,549	$2,061
Amortization
Lifting Equipment	$2,605	$2,282
Rental Equipment	261	—
Total amortization	$2,866	$2,282
Capital expenditures
Lifting Equipment	$1,484	$247
Rental Equipment	14,605	—
Total capital expenditures	$16,089	$247

	Twelve Months Ended December, 2022			Twelve Months Ended December, 2021
	Lifting Equipment	Rental Equipment	Total	Lifting Equipment	Rental Equipment	Total
Net sales by country
United States	$120,507	$21,202	$141,709	$77,881	$—	$77,881
Italy	36,345	—	36,345	36,876	—	36,876
Canada	21,956	—	21,956	20,827	—	20,827
Chile	11,872	—	11,872	12,232	—	12,232
France	10,404	—	10,404	10,359	—	10,359
Other	51,568	—	51,568	53,364	—	53,364
Total	$252,652	$21,202	$273,854	$211,539	$—	$211,539

Note 22. Business Combination

On April 11, 2022, Manitex entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”), with Rabern and Steven Berner. Pursuant to the Purchase Agreement, the Company acquired a 70% membership interest in Rabern for approximately $26 million in cash plus assumed debt of $14 million, subject to the various adjustments, escrows and other provisions of the Purchase Agreement. The Rabern acquisition closed on April 11, 2022. A total of $1.5 million of the purchase price was held in escrow for various purposes, as described in the Purchase Agreement. Rabern is a construction equipment rental provider established in 1984 and primarily serves Northern Texas. The president and founder of Rabern, Steven Berner, retained a 30% ownership interest and continues to run the operation as a stand-alone division of the Company. The purchase price is subject to adjustments based on the final calculation of working capital and the net book value of the rental fleet as of the date of the acquisition. The Company financed the acquisition by borrowings on the Company’s line of credit and a term loan.

The acquisition of Rabern was accounted for as a business combination in accordance with Accounting Standards Codification ASC 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed in the transaction. The preliminary fair value of the consideration transferred at the acquisition date was $40.5 million. Adjustments to the valuation of Rabern’s assets and liabilities may be materially different due to possible changes as the purchase price allocation is completed.

The financial results of Rabern beginning on April 11, 2022 are included in the Company's consolidated financial statements and are reported in the Rental Equipment segment for the period ended December 31, 2022. The amount of revenue and income from operations associated with the Rabern acquisition from the acquisition date to December 31, 2022 are included in the Company’s consolidated financial statements for the period ended December 31, 2022.

The following table summarizes the preliminary purchase price allocations for the Rabern acquisition as of December 31, 2022:

Total purchase consideration:
Consideration	$25,900
Revolving loan payoff	14,604
Net purchase consideration	40,504
Allocation of consideration to assets acquired and liabilities assumed:
Cash	2,975
Net working capital	2,886
Other current assets	419
Fixed assets	27,658
Customer relationships	4,500
Trade name and trademarks	1,200
Goodwill	12,850
Deferred tax liability	(2,521)
Other current liabilities	(500)
Total fair value of assets acquired	49,467
Less: noncontrolling interests, net of taxes	8,963
Net assets acquired	40,504

The fair value of identifiable intangible assets is determined primarily using the relief from royalty approach and multi-period excess earnings method for trademarks and customer relationships, respectively. Fixed asset values were estimated using either the cost or market approach. Goodwill represents the amount by which the purchase price exceeds the estimated fair value of the net assets acquired. The Rabern acquisition was structured as a taxable purchase of 70% of a partnership interest whereby Manitex and Mr. Berner subsequently contributed their respective membership interests in Rabern to a newly formed Delaware corporation. The partnership will make an IRC Section 754 Election which will give Manitex Section 743(b) step-up in the tax basis in the partnership assets for its acquired membership interest.

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of Rabern as though the acquisition had occurred as of January 1, 2021. The pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the acquisition occurred as of January 1, 2021 or of future consolidated operating results.

	For the year ended December 31,
	2022	2021
Net revenues	$279,707	$232,850
Loss before income taxes	(2,735)	(3,301)
Net income (loss)	(5,323)	(4,888)
Net income (loss) attributable to shareholders of Manitex International, Inc.	(5,980)	(5,032)
Basic
Net income (loss)	(0.27)	(0.25)
Net income (loss) attributable to shareholders of Manitex International, Inc.	(0.30)	(0.25)
Diluted
Net income (loss)	(0.27)	(0.25)
Net income (loss) attributable to shareholders of Manitex International, Inc.	(0.30)	(0.25)

Pro forma results presented above primarily reflect the following adjustments:

	For the year ended December 31,
	2022	2021
Amortization	$87	$348
Depreciation	455	1,820
Interest expense	415	1,707
Transaction costs	2,236	2,236
Income tax benefit of above items	280	455

Note 24. Restructuring

On January 12, 2022, the Company announced a restructuring plan (the “Restructuring”) that resulted in the closure of its Badger facility in Winona, Minnesota. As part of the Restructuring, the Company intends to move the manufacturing of its straight mast boom cranes and aerial platforms produced in Winona, Minnesota, to its Georgetown, Texas, facility. The Restructuring is expected to be completed during 2023.

The following is a summary of the Company's restructuring activities as of December 31, 2022:

For the Year Ended December 31
2022
Balance at beginning of period	$—
Restructuring expense	61
Balance at end of period	$61

As of December 31, 2022, the Company had $0.1 million classified as assets held for sale in the Consolidated Balance Sheets. These amounts relate to machinery & equipment in Winona, Minnesota, that are held for sale in connection with the Restructuring. The land and building were sold during April 2022 for approximately $1.8 million.

The Company recorded a one-time pre-tax charge of $3.6 million related to inventory write-downs, impairment of fixed assets, and impairment of intangible assets in the fourth quarter of 2021.

Note 25. Subsequent Events

On January 25, 2023, the maturity date for both the Company's $40 million and $30 million revolving credit facilities were extended to April 11, 2025. The facilities originally provided for a maturity on April 11, 2024.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) and under the supervision of the Audit Committee of the Board of Directors, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2022, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision of and with the participation of management, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that we maintained effective internal controls over financial reporting as of December 31, 2022.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). During the fourth quarter of 2022 , the Company made no changes that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Certain information required by Part III is omitted from this Form 10-K as the Company intends to file with the SEC its definitive Proxy Statement for its 2023 Annual Meeting of Shareholders (the “2023 Proxy Statement”) pursuant to Regulation 14A of the Exchange Act, not later than 120 days after December 31, 2022.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the headings “Nominees to Serve Until the 2024 Annual Meeting,” “Executive Officers of the Company who are not also Directors,” “Delinquent Section 16(a) Reports,” “Committee on Directors and Board Governance,” and “Audit Committee” in our 2023 Proxy Statement is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information under the headings “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report on Executive Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in our 2023 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the headings “Equity Compensation Plan Information” and “Principal Stockholders” in our 2023 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the headings “Transactions with Related Persons,” “Corporate Governance,” “Compensation Committee,” and “Audit Committee” in our 2023 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the heading “Audit Committee” in our 2023 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this Report:
(1)
Financial Statements

See Index to Financial Statements on page 25

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

4.5

Third Amendment to Rights Agreement dated as of September 19, 2022, by and between the Company and American Stock Transfer and Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 20, 2022).

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

10.4

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

10.5

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

Exhibit No.		Description

10.6

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

10.7

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

10.8

Fifth Amendment to Loan and Security Agreement, dated as of April 26, 2017, by and among Manitex International, Inc., Manitex Inc., Manitex Sabre, Inc., Badger Equipment Company, Crane and Machinery, Inc., Crane and Machinery Leasing, Inc. and Manitex LLC, The Private Bank and Trust Company (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 4, 2017.

10.7

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

10.8

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

10.9

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

10.10

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

10.11

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

10.12

Investment Agreement, dated July 21, 2014, between Manitex International, Inc., IPEF III Holdings n° 11 S.A and Columna Holdings Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 25, 2014).

10.13

Debt Assignment Agreements, dated July 21, 2014, between Manitex International, Inc. and Banca Popolare del’Emilia Romagna S.C. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 25, 2014).

10.14

Debt Assignment Agreements, dated July 21, 2014, between Manitex International, Inc. and Unicredit S.P.A. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 25, 2014).

10.15	*

Option Agreement, dated July 21, 2014, by and between Manitex International, Inc. and Banca Popolare del’Emilia Romagna S.C. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 25, 2014).

10.16	*	Commitment Letter dated July 21, 2014 the Company and PM Group (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on July 25, 2014).

10.17	*	Manitex International, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 13, 2019).

10.18		First Amendment to the Manitex International, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 4, 2020).

Exhibit No.		Description
10.19

Amendment to Employment Agreement, effective as of September 1, 2019, between Manitex International, Inc. and David J. Langevin (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 22, 2019).

10.20

Employment Agreement, effective as of October 20, 2020, between Manitex International, Inc. and Joseph Doolan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 5, 2020).

10.21

Commercial Credit Agreement, dated as of April 11, 2022, by and among Manitex International, Inc., Manitex, Inc., Manitex, LLC, Crane and Machinery, Inc., Crane and Machinery Leasing, Inc., Manitex Sabre Inc., Badger Equipment Company, Rabern Holdco, Inc. and Rabern Rentals, LLC, and Amarillo National Bank (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 13, 2022).

10.22	*	Employment Agreement, effective as of April 11, 2022, between Manitex International, Inc. and J. Michael Coffey (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on April 13, 2022).

10.23

Restricted Stock Unit Award Agreement between Manitex International, Inc. and J. Michael Coffey, dated May 3, 2022 (Service-Based Vesting) (incorporated by reference to Exhibit 10.1 to the Form S-8 filed on June 3, 2022).

10.24

Restricted Stock Unit Award Agreement between Manitex International, Inc. and J. Michael Coffey, dated May 3, 2022 (Stock Price-Based Vesting) (incorporated by reference to Exhibit 10.2 to the Form S-8 filed on June 3, 2022).

10.25

Restricted Stock Unit Award Agreement between Manitex International, Inc. and J. Michael Coffey, dated May 3, 2022 (Change In Control-Based Vesting) (incorporated by reference to Exhibit 10.3 to the Form S-8 filed on June 3, 2022).

10.26

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

The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended December 31, 2022 and 2021, (ii) Consolidated Balance Sheets as of December 31, 2022 and 2021, (iii) Consolidated Statements of Shareholders’ Equity and Comprehensive Loss, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

104	(1)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Denotes a management contract or compensatory plan or arrangement.

(1)
Filed herewith.
(2)
Furnished herewith.
(c)
Financial Statement Schedules

ITEM 16. FORM 10-K SUMMARY

None.

SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance Beginning of Year	Charges to Earnings		Other		Deductions (2)	Balance End of Year
Year ended December 31, 2022
Deducted from asset accounts:
Allowance for credit losses	$2,432	$220		$56	(1)	$(760)	$1,948
Reserve for inventory	9,894	1,540		126	(1)	(3,589)	7,971
Valuation allowance for deferred tax assets	11,676	-		159		(897)	10,938
Totals	$24,002	$1,760		$341		$(5,246)	$20,857

Year ended December 31, 2021
Deducted from asset accounts:
Allowance for credit losses	$2,580	$156		$(208)	(1)	$(96)	$2,432
Reserve for inventory	8,451	3,813	(3)	(174)	(1)	(2,196)	9,894
Valuation allowance for deferred tax assets	9,694	2,529		(167)		(380)	11,676
Totals	$20,725	$6,498		$(549)		$(2,672)	$24,002

(1)
Primarily represents the impact of foreign currency exchange, business acquisitions and other amounts recorded to accumulated other comprehensive income (loss).

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

Dated: March 8, 2023

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

/s/ DAVID J. LANGEVIN	March 8, 2023
David J. Langevin,
Executive Chairman and Director

/s/ MICHAEL COFFEY	March 8, 2023
Michael Coffey,
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ JOSEPH DOOLAN	March 8, 2023
Joseph Doolan,
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ RONALD M. CLARK	March 8, 2023
Ronald M. Clark,
Director

/s/ ROBERT S. GIGLIOTTI	March 8, 2023
Robert S. Gigliotti,
Director

/s/ TAKASHI KISO	March 8, 2023
Takashi Kiso,
Director

/s/ FREDERICK B. KNOX	March 8, 2023
Frederick B. Knox,
Director

/s/ MARVIN B. ROSENBERG	March 8, 2023
Marvin B. Rosenberg,
Director

/s/ STEPHEN J. TOBER	March 8, 2023
Stephen J. Tober,
Director