Form 10-Q
period 2023-03-31
Manitex International, Inc.
filed 2023-05-04
CIK 1302028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of the registrant’s common stock, no par, outstanding at May 2, 2023 was 20,194,810.

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Manitex International, Inc. speaks as of March 31, 2023 unless specifically noted otherwise. Unless otherwise indicated, Manitex International, Inc., together with its consolidated subsidiaries, is hereinafter referred to as “Manitex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

Forward-Looking Information

Certain information in this Quarterly Report includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995). These statements relate to, among other things, the Company’s expectations, beliefs, intentions, future strategies, future events or future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In addition, when included in this Quarterly Report or in documents incorporated herein by reference the words “may,” “expects,” “should,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. We have based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond our control, include, without limitation, those described below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, in the section entitled “Item 1A. Risk Factors”:

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
•
a large portion of our revenues are concentrated to a limited number of customers
•
a further impact of increases in inflation and interest rates;
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
•
the significant percentage of our common stock held by principal shareholders, executive officers and directors;
•
our reliance on the management and leadership skills of our senior executives;
•
impairment in the carrying value of goodwill and/or other intangible assets could negatively affect our operating results; and
•
provisions of the Michigan Business Corporation Act and the Company’s Articles of Incorporation, may discourage or prevent a change in control of the Company.

The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in this Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. We do not undertake, and expressly disclaim, any obligation to update this forward-looking information, except as required under applicable law.

MANITEX INTERNATIONAL, INC.

FORM 10-Q INDEX

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash	$9,927	$7,973
Cash – restricted	208	217
Trade receivables (net)	43,395	43,856
Other receivables	1,742	1,750
Related party receivable (net)	66	—
Inventory (net)	79,051	69,801
Prepaid expense and other current assets	3,504	3,832
Assets held for sale	75	75
Total current assets	137,968	127,504
Total fixed assets, net of accumulated depreciation of $24,423 and $22,441 at March 31, 2023 and December 31, 2022, respectively	51,849	51,697
Operating lease assets	7,954	5,667
Intangible assets (net)	13,877	14,367
Goodwill	37,164	36,916
Deferred tax assets	452	452
Total assets	$249,264	$236,603
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$49,256	$45,682
Accrued expenses	13,052	12,379
Related party payables (net)	—	60
Notes payable	21,237	22,666
Current portion of finance lease obligations	532	509
Current portion of operating lease obligations	2,134	1,758
Customer deposits	2,732	3,407
Total current liabilities	88,943	86,461
Long-term liabilities
Revolving term credit facilities (net)	49,190	41,479
Notes payable (net)	21,970	22,261
Finance lease obligations (net of current portion)	3,239	3,382
Operating lease obligations (net of current portion)	5,820	3,909
Deferred gain on sale of property	407	427
Deferred tax liability	4,781	5,151
Other long-term liabilities	5,580	5,572
Total long-term liabilities	90,987	82,181
Total liabilities	179,930	168,642
Commitments and contingencies
Equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at March 31, 2023 and December 31, 2022	—	—
Common Stock—no par value 25,000,000 shares authorized, 20,161,811 and 20,107,014 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	133,659	133,289
Paid in capital	4,622	4,266
Retained deficit	(73,285)	(73,338)
Accumulated other comprehensive loss	(5,149)	(5,822)
Equity attributable to shareholders of Manitex International, Inc.	59,847	58,395
Equity attributed to noncontrolling interest	9,487	9,566
Total equity	69,334	67,961
Total liabilities and equity	$249,264	$236,603

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net revenues	$67,871	$60,420
Cost of sales	53,461	50,295
Gross profit	14,410	10,125
Operating expenses
Research and development costs	814	716
Selling, general and administrative expenses	11,031	8,759
Total operating expenses	11,845	9,475
Operating income (loss)	2,565	650
Other income (expense)
Interest expense	(1,765)	(505)
Interest income	—	2
Foreign currency transaction gain (loss)	(55)	(49)
Other income (expense)	(758)	264
Total other income (expense)	(2,578)	(288)
Income (loss) before income taxes	(13)	362
Income tax expense	13	132
Net income (loss)	(26)	230
Net income (loss) attributable to noncontrolling interest	(79)	—
Net income (loss) attributable to shareholders of Manitex International, Inc.	$53	$230
Income (loss) per share
Basic	$(0.00)	$0.01
Diluted	$(0.00)	$0.01
Weighted average common shares outstanding
Basic	20,122,054	19,961,785
Diluted	20,122,054	20,014,180

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$(26)	$230
Other comprehensive income (loss):
Foreign currency translation gain (loss)	673	(635)
Total other comprehensive income (loss)	673	(635)
Comprehensive income (loss)	647	(405)
Comprehensive income (loss) attributable to noncontrolling interest	(79)	—
Total comprehensive income (loss) attributable to shareholders of Manitex International, Inc.	$726	$(405)

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Outstanding shares	Common Stock	APIC	Retained Deficit	AOCI (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2022	20,107,014	$133,289	$4,266	$(73,338)	$(5,822)	$9,566	$67,961
Net income	—	—	—	53	—	(79)	(26)
Gain on foreign currency translation	—	—	—	—	673	—	673
Employee incentive plan issuance	62,402	410	(410)	—	—	—	—
Repurchase to satisfy withholding and cancelled shares	(7,605)	(40)	—	—	—	—	(40)
Share-based compensation	—	—	766	—	—	—	766
Balance at March 31, 2023	20,161,811	$133,659	$4,622	$(73,285)	$(5,149)	$9,487	$69,334

Balance at December 31, 2021	19,940,487	$132,206	$3,264	$(68,436)	$(4,219)	$—	$62,815
Net income	—	—	—	230	—	—	230
Loss on foreign currency translation	—	—	—	—	(635)	—	(635)
Employee incentive plan issuance	104,681	734	(734)	—	—	—	—
Repurchase to satisfy withholding and cancelled shares	(17,354)	(137)	—	—	—	—	(137)
Share-based compensation	—	—	232	—	—	—	232
Balance at March 31, 2022	20,027,814	$132,803	$2,762	$(68,206)	$(4,854)	$—	$62,505

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(26)	$230
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	3,052	1,144
Changes in allowances for credit losses	29	24
Changes in inventory reserves	101	(436)
Deferred income taxes	(398)	(146)
Amortization of deferred debt issuance costs	19	13
Amortization of debt discount	86	24
Gain on forward currency contract	(15)	(356)
Gain on disposal of assets	(59)	—
Share-based compensation	766	232
Adjustment to deferred gain on sales and lease back	(20)	(20)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	564	(4,793)
(Increase) decrease in other receivables	36	901
(Increase) decrease in inventory	(8,732)	(3,758)
(Increase) decrease in prepaid expenses	222	(1,142)
Increase (decrease) in other assets	—	(48)
Increase (decrease) in accounts payables and related party payables	2,857	3,475
Increase (decrease) in accrued expenses	740	300
Increase (decrease) increase in other current liabilities	(718)	(2,374)
Increase (decrease) in other long-term liabilities	(47)	(162)
Net cash used in operating activities	(1,543)	(6,892)

Cash flows from investing activities:
Purchase of property and equipment	(2,458)	(536)
Investment in intangible assets	(161)	(64)
Proceeds from sale of assets	242	—
Net cash used in investing activities	(2,377)	(600)
Cash flows from financing activities:
Net borrowings on revolving term credit facilities	7,678	—
Net borrowings (repayments) on working capital facilities	(1,522)	2,166
New borrowings—other	—	903
Note payments	(750)	(577)
Shares repurchased for income tax withholding on share-based compensation	(40)	(137)
Payments on finance lease obligations	(119)	(93)
Net cash provided by financing activities	5,247	2,262
Net increase (decrease) in cash and cash equivalents	1,327	(5,230)
Effect of exchange rate changes on cash	618	(606)
Cash, cash equivalents and restricted cash at the beginning of the year	8,190	21,581
Cash, cash equivalents and restricted cash at end of period	$10,135	$15,745
See Note 1 for supplemental cash flow disclosures

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. Nature of Operations and Basis of Presentation

The unaudited Condensed Consolidated Balance Sheets at March 31, 2023 and December 31, 2022 and the related Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Statements of Shareholders’ Equity and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods. Interim results may not be indicative of results to be realized for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The Condensed Consolidated Balance Sheet as of December 31, 2022 was derived from our audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).

The Company is a leading provider of engineered lifting solutions and equipment rentals. The Company designs, manufactures and distributes a diverse group of products that serve different functions and are used in a variety of industries. Following the completion of the Rabern acquisition the Company reports in two business segments and has five operating segments, under which there are five reporting units

On April 11, 2022, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”), with Rabern Rentals, LLC (“Rabern”) and Steven Berner, as owner of 100% of Rabern’s outstanding membership interests. Pursuant to the Agreement, the Company acquired a 70% membership interest in Rabern from Steven Berner for a purchase price of approximately $26 million in cash plus assumed debt of $14 million. Rabern is a construction rental equipment provider, headquartered in Amarillo, Texas, primarily servicing business in the Texas panhandle.

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

Rental Equipment Segment

The Company’s majority-owned subsidiary, Rabern, rents heavy duty and light duty commercial construction equipment, mainly to commercial contractors on a short-term rental basis. The Company also rents equipment to homeowners for do-it-yourself projects. Rabern has three branches located in the greater Amarillo, Texas market and has recently opened its fourth location in Lubbock, Texas.

COVID-19 Pandemic

We are continuing to closely monitor the impact of the COVID-19 pandemic and other economic conditions, including inflation, interest rate increases and various geopolitical factors, on all aspects of our business, including how these factors are impacting our customers, employees, supply chain, and distribution network, as well as the demand for our products in the industries and markets that we serve. While COVID-19 and these other economic factors have had a material impact on our past financial results, we are unable to predict the ultimate impact that they may have on our business, future results of operations, financial position or cash flows. The extent to which our operations may be impacted by these factors will depend largely on future developments, which are highly uncertain and cannot be accurately predicted. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown.

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

Supplemental Cash Flow Information

Transactions for the periods ended March 31, 2023 and 2022 are as follows:

	Three months ended March 31,
	2023	2022
Interest received in cash	$-	$2
Interest paid in cash	1,828	464
Income tax payments in cash	22	28
Recognition of right-of-use asset and right-of-use liability	2,480	—

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$9,927	$15,524
Restricted cash	208	221
Cash, cash equivalents and restricted cash at the end of year	$10,135	$15,745

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

Restricted Cash

Certain of the Company’s lending arrangements require the Company to post collateral or maintain minimum cash balances in escrow. These cash amounts are reported as current assets on the balance sheets based on when the cash will be contractually released. Total restricted cash was $208 and $217 at March 31, 2023 and December 31, 2022, respectively.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are stated at the amounts the Company’s customers are invoiced and do not bear interest. The Company has adopted a policy consistent with GAAP for the periodic review of its accounts receivable to determine whether the establishment of an allowance for credit losses is warranted based on the Company’s assessment of the collectability of the accounts. The Company established an allowance for credit losses of $1,976 and $1,948 at March 31, 2023 and December 31, 2022, respectively. The Company also has, in some instances, a security interest in its accounts receivable until payment is received.

Property, Equipment and Depreciation

Property and equipment are stated at cost or the fair market value at the date of acquisition for property and equipment acquired in connection with the acquisition of a company. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation of property, and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the three months ended March 31, 2023 and 2022 was $2,303 and $462, respectively.

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

As of March 31, 2023 and December 31, 2022, accrued warranties were $1,816 and $1,916, respectively.

Advertising

Advertising costs are expensed as incurred and were $187 and $110 for the three months ended March 31, 2023 and 2022, respectively.

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

3. Revenue Recognition

The following table disaggregates our revenue for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Equipment sales	$52,749	$52,631
Part sales	7,192	6,772
Rentals	5,835	-
Services	1,117	1,017
Merchandise sales and other	978	—
Total Revenue	$67,871	$60,420

The Company attributes revenue to different geographic areas based on where items are shipped to or services are performed. The following table provides detail of revenues by geographic area for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
United States	$30,126	$30,884
Italy	13,278	6,673
Canada	5,899	4,088
Chile	4,544	2,452
France	2,259	3,677
Other	11,765	12,646
Total Revenue	$67,871	$60,420

Total Company Revenues by Sources

The sources of the Company’s revenues are summarized below for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Boom trucks, knuckle boom & truck cranes	$39,236	$37,631
Aerial platforms	8,889	8,325
Part sales	7,192	6,772
Rentals	5,835	-
Services	1,117	1,017
Other equipment	4,624	6,675
Merchandise sales and other	978	-
Total Revenue	$67,871	$60,420

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

The following table summarizes changes in customer deposits for the three months ended March 31, as follows:

	March 31, 2023	March 31, 2022
Customer deposits	$3,407	$7,121
Additional customer deposits received where revenue has not yet been recognized	1,937	2,078
Revenue recognized from customer deposits	(2,639)	(4,444)
Effect of change in exchange rates	27	(78)
Total customer deposits	$2,732	$4,677

4. Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 by level within the fair value hierarchy. As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is summary of items that the Company measures at fair value on a recurring basis:

	Fair Value at March 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Forward currency exchange contracts	$—	$20	$—	$20
Total recurring liabilities at fair value	$—	$20	$—	$20

	Fair Value at December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Forward currency exchange contracts	$—	$124	$—	$124
Total current assets at fair value	$—	$124	$—	$124

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

The fair value of the forward currency contracts is determined on the last day of each reporting period using observable inputs, which are supplied to the Company by the foreign currency trading intermediary and are Level 2 items.

5. Derivative Financial Instruments

The Company’s risk management objective is to use the most efficient and effective methods available to us to minimize, eliminate, reduce or transfer the risks which are associated with fluctuation of exchange rates between the Euro, Chilean peso and the U.S. dollar.

Forward Currency Contracts

The Company enters into forward currency exchange contracts such that the exchange gains and losses on the assets and liabilities denominated in other than the reporting units’ functional currency would be offset by the changes in the market value of the forward currency exchange contracts it holds. The forward currency exchange contracts that the Company has to offset existing assets and liabilities denominated in other than the reporting units’ functional currency have been determined not to be considered a hedge under ASC 815-10. The Company records the forward currency exchange contracts at its market value with any associated gain or loss being recorded in current earnings. Both realized and unrealized gains and losses related to forward currency contracts are included in current earnings and are reflected in the Condensed Consolidated Statements of Operations in the other income (expense) section on the line titled foreign currency transaction gain or loss. Items denominated in other than a reporting unit functional currency include certain intercompany receivables due from the Company’s Italian subsidiaries and accounts receivable and accounts payable of our Italian subsidiaries and their subsidiaries.

PM Group has an intercompany receivable denominated in Euros from its Chilean subsidiary. At March 31, 2023, the Company had entered into a forward currency exchange contract that matures on May 31, 2023. Under this contract the Company was obligated to sell 2,400,000 Chilean pesos for 2,841 Euros. The purpose of the forward contract was to mitigate the income effect related to this intercompany receivable that results with a change in exchange rate between the Euro and the Chilean peso.

The following table provides the location and fair value amounts of derivative instruments that are reported in the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022:

		Fair Value
	Balance Sheet Location	March 31, 2023	December 31, 2022
Asset Derivatives
Foreign currency exchange contract	Prepaid expense and other current assets	$—	$124
Liabilities Derivatives
Foreign currency exchange contract	Accrued expenses	$20	$—

The following tables provide the effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022:

		Gain (loss)
	Location of gain or (loss) recognized in Statement of Operations	Three Months Ended March 31,
		2023	2022
Derivatives Not Designated as Hedge Instruments
Forward currency contract	Foreign currency transaction gains (losses)	$15	$(356)
		$15	$(356)

During the three months ended March 31, 2023 and 2022, there were no forward currency contracts designated as cash flow hedges. As such, all gains and loss related to forward currency contracts during the three months ended March 31, 2023 and 2022 were recorded in current earnings and did not impact other comprehensive income.

6. Inventory, net

The components of inventory are as follows:

	March 31, 2023	December 31, 2022
Raw materials and purchased parts, net	$53,239	$47,168
Work in process, net	8,178	6,015
Finished goods, net	17,634	16,618
Inventory, net	$79,051	$69,801

The Company has established reserves for obsolete and excess inventory of $8,112 and $7,971 as of March 31, 2023 and December 31, 2022, respectively.

7. Goodwill and Intangible Assets

Intangible assets and accumulated amortization by category as of March 31, 2023 is as follows:

	Weighted Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (in years)	Amount	Amortization	Amount
Patented and unpatented technology	2	$16,632	$(14,876)	$1,756
Customer relationships	9	22,162	(14,914)	7,248
Trade names and trademarks	15	5,470	(2,859)	2,611
Software	4	237	(68)	169
Indefinite lived trade names		2,093		2,093
Total intangible assets, net				$13,877

Intangible assets and accumulated amortization by category as of December 31, 2022 is as follows:

	Weighted Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (in years)	Amount	Amortization	Amount
Patented and unpatented technology	2	$16,469	$(14,553)	$1,916
Customer relationships	9	22,000	(14,344)	7,656
Trade names and trademarks	15	5,469	(2,804)	2,665
Software	4	236	(56)	180
Indefinite lived trade names		1,950	—	1,950
Total intangible assets, net				$14,367

Amortization expense for intangible assets was $749 and $683 for the three months ended March 31, 2023 and 2022, respectively.

Estimated amortization expense for the period ending March 31 for the next five years and subsequent is as follows:

Amount
2024	$3,065
2025	2,513
2026	860
2027	621
2028	521
And subsequent	4,204
Total intangible assets currently to be amortized	11,784
Intangible assets with indefinite lives not amortized	2,093
Total intangible assets	$13,877

Changes in goodwill for the three months ended March 31, 2023 and 2022 are as follows:

	2023	2022
Balance January 1,	36,916	$24,949
Effect of change in exchange rates	248	(320)
Balance March 31,	37,164	$24,629

The Company performed an impairment assessment as of December 31, 2022. No triggering events have been identified during the quarter ended March 31, 2023.

8. Accrued Expenses

	March 31, 2023	December 31, 2022
Accrued payroll and benefits	$4,834	$4,929
Accrued expenses—other	2,550	1,898
Accrued vacation	2,002	1,635
Accrued warranty	1,817	1,916
Accrued legal settlement	1,205	1,160
Accrued income tax and other taxes	644	841
Total accrued expenses	$13,052	$12,379

9. Accrued Warranty

The liability for estimated warranty claims is accrued at the time of sale and the expense is recorded in the Condensed Consolidated Statements of Operations in Cost of Sales. The liability is established using historical warranty claim experience. The current provision may be adjusted to take into account unusual or non-recurring events in the past or anticipated changes in future warranty claims. Adjustments to the warranty accrual are recorded if actual claim experience indicates that adjustments are necessary. Warranty reserves are reviewed to ensure critical assumptions are updated for known events that may impact the potential warranty liability.

The following table summarizes the changes in product warranty liability:

	For the three months ended
	March 31,
	2023	2022
Balance January 1,	$1,916	$1,578
Provision for warranties issued during the year	167	660
Warranty services provided	(274)	(503)
Foreign currency translation	8	(10)
Balance March 31,	$1,817	$1,725

10. Credit Facilities and Debt

Debt is summarized as follows:

	March 31, 2023	December 31, 2022
U.S. Credit Facilities	$49,223	$41,521
U.S Term Loan	14,309	14,721
Italy Group Short-Term Working Capital Borrowings	18,149	19,365
Italy Group Term Loan	9,931	9,675
Other	875	1,223
Total debt	92,487	86,505
Less: Debt issuance costs	(90)	(99)
Debt, net of issuance costs	$92,397	$86,406

U.S. Credit Facilities and Term Loan

On April 11, 2022, the Company entered into a Commercial Credit Agreement (the “Credit Agreement”), by and among the Company, the Company’s domestic subsidiaries and Amarillo National Bank. The Credit Agreement provides for a $40,000 revolving credit facility, a $30,000 revolving credit facility and a $15,000 term loan.

Borrowings under the $40,000 revolving credit facility bear interest at a floating rate equal to the Prime Rate plus 0.5%. The $40,000 revolving credit facility requires monthly interest payments with the full principal balance coming due at maturity. The facility originally provided for maturity on April 11, 2024. On January 25, 2023, lender agreed to extend the maturity date to April 11, 2025, with a rolling two-year maturity extension provided there is no event of default. The rolling two-year maturity extension repeats on April 11 each year following 2025 unless the lender provides 120 days’ written notice of non-extension.

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

The term loan requires monthly interest payments at a floating rate equal to the Prime Rate plus 0.5% beginning on May 11, 2022. Monthly installments of principal and interest based on an 84-month amortization are payable beginning on November 11, 2022 with the remaining principal balance coming due at maturity on October 11, 2029.

The unused balance of the revolving credit facilities incurs a 0.125% fee that is payable semi-annually. At March 31, 2023 and December 31, 2022, the Company had $49,223 and $41,521 in borrowings under the revolving credit facilities and $14,309 and $14,721 in borrowings under the term loan.

The Credit Agreement requires the Company to maintain a debt service coverage ratio of at least 1.25:1.00 measured on the last day of each calendar quarter, beginning June 30, 2022, and each measurement is based on a rolling 12-month basis. The Credit Agreement also requires the Company to maintain a U.S. net worth of at least $80,000, measured as of the last day of each calendar quarter, beginning June 30, 2022. The Company was in compliance with its covenants under the Credit Agreement as of March 31, 2023.

PM Group Short-Term Working Capital Borrowings

At March 31, 2023 and December 31, 2022, PM Group had established demand credit and overdraft facilities with five banks in Italy, one bank in Spain, twelve banks in South America and one bank in Romania. Under the facilities, as of March 31, 2023 and December 31, 2022, PM Group can borrow up to $24,983 and $24,127 for advances against invoices, letter of credit and bank overdrafts. These facilities are divided into two types: working capital facilities and cash facilities. As of March 31, 2023 and December 31, 2022, the interest on the Italian working capital facilities is charged at the 3-month Euribor plus a spread ranging from 175 to 355 basis points and 3-month Euribor plus 450 basis points. Interest on the South American facilities is charged at a flat rate for advances on invoices. Interest on the Romanian facility ranges from 4% to 4.8%.

At March 31, 2023 and December 31, 2022, the banks had advanced PM Group $17,997 and $19,130, respectively.

Valla Short-Term Working Capital Borrowings

At March 31, 2023 and December 31, 2022, respectively, Valla had established demand credit and overdraft facilities with two Italian banks. Under the facilities, Valla can borrow up to $609 and $599, respectively for advances against orders, invoices and bank overdrafts. Interest on the Italian working capital facilities is charged at a flat percentage rate for advances on invoices and orders of 1.67% at March 31, 2023 and 1.67% - 12% at December 31, 2022. At March 31, 2023 and December 31, 2022, the banks had advanced Valla $152 and $235, respectively.

PM Group Term Loans

At March 31, 2023 and December 31, 2022, respectively, the PM Group has a $5,119 and $5,038 term loan that is split into a note and a balloon payment and is secured by the PM Group’s common stock. The term loan is charged interest at a fixed rate of 3.5%, has annual principal payments of approximately $600 per year and has a balloon payment of $2,937 due in 2026.

At March 31, 2023 and December 31, 2022, respectively, the PM Group has unsecured borrowings totaling $4,713 and $4,637, respectively. The borrowings have a fixed rate of interest of 3.5%. Annual payments of approximately $1,500 are payable ending in 2025.

As of March 31, 2023 and December 31, 2022 the PM Group has a loan in Romania in the amount of $152 and $175 with a fixed interest of 2.75% rate maturing in 2027.

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

If there was a discount rate explicit in the lease, then such discount rate was used. For those leases with no explicit or implicit interest rate, an incremental borrowing rate was used. The weighted average remaining useful life for operating and finance leases were 5.8 and 5 years, respectively. The weighted average discount rate for operating and finance leases was 6.0% and 12.4% respectively.

Leases	Classification	March 31, 2023	December 31, 2022
Assets
Operating lease assets	Operating lease assets	$7,954	$5,667
Financing lease assets	Fixed assets, net	1,907	2,005
Total leased assets		$9,861	$7,672

Liabilities
Current
Operating	Current liabilities	$2,134	$1,758
Financing	Current liabilities	532	509

Non-current
Operating	Non-current liabilities	5,820	3,909
Financing	Non-current liabilities	3,239	3,382
Total lease liabilities		$11,725	$9,558

		Three months ended March 31,
Lease Cost	Classification	2023	2022
Operating lease costs	Operating lease assets	$501	$296
Finance lease cost
Amortization of leased assets	Amortization	98	91
Interest on lease liabilities	Interest expense	119	131
Lease cost		$718	$518

	Three months ended March 31,
Other Information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$501	$296
Operating cash flows from finance leases	$119	$131
Financing cash flows from finance leases	$119	$93

Future principal minimum lease payments for the period ending March 31 for the next five years and subsequent are:

	Operating Leases	Capital Leases
2024	$2,230	$971
2025	1,741	999
2026	1,509	996
2027	1,397	1,026
2028	696	1,056
And subsequent	772	89
Total undiscounted lease payments	8,345	5,137
Less interest	(391)	(1,366)
Total liabilities	$7,954	$3,771
Less current maturities	(2,134)	(532)
Non-current lease liabilities	$5,820	$3,239

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

12. Income Taxes

For the three months ended March 31, 2023, the Company recorded an income tax provision of $13, which includes a discrete income tax provision of $16. The calculation of the overall income tax provision for the three months ended March 31, 2023 primarily consists of a discrete income tax expense for the accrual of interest related to unrecognized tax benefits. For the three months ended March 31, 2022, the Company recorded an income tax provision of $132, which includes a discrete income tax expense of $19. The calculation of the overall income tax provision for the three months ended March 31, 2022 primarily consists of foreign income taxes and a discrete income tax expense for the accrual of interest related to unrecognized tax benefits.

The effective tax rate for the three months ended March 31, 2023 was an income tax provision of 100% on pretax loss of $13 compared to an income tax provision of 36.5% on a pretax income of $362 in the comparable prior period. The effective tax rate for the three months ended March 31, 2023 differs from the U.S. statutory rate of 21% primarily due to a valuation allowance in the U.S. and a partial valuation allowance in Italy, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates, and an accrual of interest related to unrecognized tax benefits.

The Company’s total unrecognized tax benefits as of March 31, 2023 and 2022 were approximately $2.9 million and $3.0 million, respectively.

13. Net Earnings (Loss) per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Details of the calculations are as follows:

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$(26)	$230
Net income (loss) attributable to noncontrolling interest	(79)	—
Net income (loss) attributable to shareholders of Manitex International, Inc.	$53	$230

Income (loss) per share
Basic
Net income (loss)	$-	$0.01
Net income (loss) attributable to shareholders of Manitex International, Inc.	$—	$0.01
Diluted
Net income (loss)	$-	$0.01
Net income (loss) attributable to shareholders of Manitex International, Inc.	$—	$0.01

Weighted average common shares outstanding
Basic	20,122,054	19,961,785

Diluted
Basic	20,122,054	19,961,785
Dilutive effect of restricted stock units and stock options	—	52,395
Basic and Dilutive	20,122,054	20,014,180

	As of March 31,
	2023	2022
Unvested restricted stock units	337,453	178,505
Options to purchase common stock	197,437	97,437
	534,890	275,942

14. Equity

Stock Issued to Employees and Directors

The Company issued shares of common stock to employees and Directors as restricted stock units issued under the Company’s 2019 Incentive Plans vest. Upon issuance, entries were recorded to increase common stock and decrease paid in capital for the amounts shown below. The following is a summary of stock issuances that occurred during the three months ended March 31, 2023:

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
March 6, 2023	Employees	14,064	$82,837
March 7, 2023	Directors	18,000	92,700
March 8, 2023	Employees	18,338	141,753
March 8, 2023	Directors	12,000	92,760
		62,402	$410,050

Stock Repurchases

The Company purchases shares of Common Stock from certain employees at the closing share price on the date of purchase. The stock is purchased from the employees to satisfy employees’ withholding tax obligations related to stock issuances described above. The below table summarizes shares repurchased from employees during the current year through March 31, 2023:

Date of Purchase	Shares Purchased	Closing Price on Date of Purchase
March 6, 2023	3,801	$5.12
March 8, 2023	3,804	$5.32
	7,605

Restricted Stock Awards

The following table contains information regarding restricted stock units through March 31, 2023:

March 31, 2023
Outstanding on January 1, 2023	288,904
Units granted during the period	114,000
Vested and issued	(54,797)
Vested-issued and repurchased for income tax withholding	(7,605)
Forfeited	(1,150)
Outstanding on March 31, 2023	339,352

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $329 and $228 for the three months ended March 31, 2023 and 2022, respectively. Additional compensation expense related to restricted stock units will be $698, $713 and $263 for the remainder of 2023, 2024 and 2025, respectively.

Restricted Stock Award with Market Conditions

On May 3, 2022, in connection with J. Michael Coffey’s appointment as the Company’s Chief Executive Officer as of April 11, 2022, he was granted 490,000 restricted stock units that vest upon attainment of certain stock price hurdles of the Company’s stock. The restricted stock units can only be received on an annual basis from the vesting start date. The fair value of the market conditions award was $2.2 million calculated by using the Monte Carlo Simulation based on the average of 20,000 simulation runs. The requisite service period used was three years, expected volatility was 60% and the risk-free rate of return was 2.95%. The value of the restricted stock units granted to Mr. Coffey is being charged to compensation expense over the requisite service period. Under ASC 718-10-35-2, compensation cost for the award of share-based compensation is recognized over the derived service periods (the time from the service inception date to the expected date of satisfaction) of either 12 or 24 months depending on the particular tranche based on the median number of days it takes for the award to vest in scenarios where they meet their threshold. Compensation expense related to restricted stock units was $371 for the three months ended March 31, 2023. Additional compensation expense related to Mr. Coffey’s restricted stock units will be $657 and $231 for the remainder of 2023 and 2024, respectively.

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

Stock Options

On May 3, 2022, in connection with his appointment, Mr. Coffey was also granted 100,000 stock options with an exercise price of $4.13 per share. The options vest ratably on each of the first three anniversary dates of Mr. Coffey’s appointment date, subject to his continued service with the Company on each vesting date. Compensation expense related to the Company’s stock options was $66 for the three months ended March 31, 2023. Additional compensation expense related to Mr. Coffey’s options will be $93, $67 and $13 for the remainder of 2023, 2024 and 2025, respectively.

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

On May 5, 2011, Company entered into two separate settlement agreements with two plaintiffs. As of March 31, 2023, the Company has a remaining obligation under these agreements to pay the plaintiffs $855 without interest in 9 annual installments of $95 on or before May 22 of each year. The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total payment will be charged to interest expense over the payment period.

It is reasonably possible that the estimated reserve for product liability claims may change within the next 12 months. A change in estimate could occur if a case is settled for more or less than anticipated, or if additional information becomes known to the Company.

The Company has accrued $335 for settling a litigation matter involving a product liability case. In addition, the Company has recorded a charge of $487 for the estimated withdrawal liability for pension payments that it may owe under a collective bargaining agreement with the unions. These amounts are recorded in other expense in the Statement of Operations for the quarter ended March 31, 2023.

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

PM is a manufacturer of cranes. PM sold cranes, parts, and accessories to Tadano during 2023.

Rabern rents heavy duty and light duty commercial construction equipment, mainly to commercial contractors on a short-term rental basis. Rabern sold a fixed asset to Steven Berner, the general manager of Rabern, in April 2022, in connection with the Rabern acquisition.

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

As of March 31, 2023 and December 31, 2022, the Company had accounts receivable and payable with related parties as shown below:

		March 31, 2023	December 31, 2022
Accounts Receivable	Terex (1)	$59	$—
	Tadano	49	—
		$108	$—

Accounts Payable	Terex (1)	$35	$60
	Tadano (2)	7
		$42	$60
Net Related Party Accounts Receivable/(Payable)		$66	$(60)

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

		Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Rent paid:	Rabern Facility (4)	$191	$—

Sales to:	Terex (1)	$59	$39
	Tadano (2)	50	13
	RAM P&E (3)	—	27
Total Sales		$109	$79

Purchases from:	Terex (1)	$35	$69
	Tadano (2)	7	130
Total Purchases		$42	$199

(1)
Terex is a significant shareholder of the Company and conducts business with the Company in the ordinary course of business.
(2)
Tadano is a significant shareholder of the Company and conducts business with the Company in the ordinary course of business.
(3)
RAM P&E is owned by the Company’s Executive Chairman’s daughter.
(4)
The Company leases its Rabern facilities from HTS, an entity controlled by Steven Berner, the General Manager of Rabern. Pursuant to the terms of the lease, the Company makes monthly lease payments to HTS. The Company is also responsible for all the associated operations expenses, including insurance, property taxes and repairs. The leases contain additional renewal options at the Company's discretion.

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

Note 18. Business Combination

On April 11, 2022, Manitex entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”), with Rabern and Steven Berner. Pursuant to the Purchase Agreement, the Company acquired a 70% membership interest in Rabern for a purchase price of approximately $26 million in cash plus assumed debt of $14 million, subject to the various adjustments, escrows and other provisions of the Purchase Agreement. The Rabern acquisition closed on April 11, 2022. A total of $1.5 million of the purchase price is held in escrow for various purposes, as described in the Purchase Agreement. Rabern is a construction equipment rental provider established in

1984 and primarily serves Northern Texas. The president and founder of Rabern, Steven Berner, retained a 30% ownership interest and continues to run the operation as a stand-alone division of the Company. The purchase price is subject to adjustments based on the final calculation of working capital and the net book value of the rental fleet as of the date of the acquisition. The Company financed the acquisition by borrowings on the Company’s line of credit and a term loan.

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

The financial results of Rabern beginning on April 11, 2022 are included in the Company's condensed consolidated financial statements and are reported in the Rental Equipment segment.

The following table summarizes the purchase price allocations for the Rabern acquisition as of March 31, 2023:

Total purchase consideration:
Consideration	$25,900
Revolving loan payoff	14,604
Net purchase consideration	40,504
Allocation of consideration to assets acquired and liabilities assumed:
Cash	2,975
Net working capital	2,886
Other current assets	419
Fixed assets	27,658
Customer relationships	4,500
Trade name and trademarks	1,200
Goodwill	12,850
Deferred tax liability	(2,521)
Other current liabilities	(500)
Total fair value of assets acquired	49,467
Less: noncontrolling interests, net of taxes	8,963
Net assets acquired	$40,504

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

The following is financial information for our two operating segments: Lifting Equipment and Rental Equipment:

	Three Months Ended March 31,
	2023	2022
Net revenues
Lifting Equipment	$61,112	$60,420
Rental Equipment	6,759	—
Total revenue	$67,871	$60,420
Operating income (loss)
Lifting Equipment	$2,581	$650
Rental Equipment	(16)	—
Total operating income (loss)	$2,565	$650
Depreciation and amortization
Lifting Equipment	$1,088	$1,144
Rental Equipment	1,964	—
Total depreciation and amortization	$3,052	$1,144
Capital expenditures
Lifting Equipment	$513	$536
Rental Equipment	1,945	—
Total capital expenditures	$2,458	$536

	Three Months Ended March 31, 2023
	Lifting Equipment	Rental Equipment	Total
Net sales by country
United States	$23,367	$6,759	$30,126
Italy	13,278	—	13,278
Canada	5,899	—	5,899
Chile	4,544	—	4,544
France	2,259	—	2,259
Other	11,765	—	11,765
Total	$61,112	$6,759	$67,871

	Three Months Ended March 31, 2022
	Lifting Equipment	Rental Equipment	Total
Net sales by country
United States	$30,884	$-	$30,884
Italy	6,673	—	6,673
Canada	4,088	—	4,088
France	3,677	—	3,677
Chile	2,452	—	2,452
Other	12,646	—	12,646
Total	$60,420	$-	$60,420

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

Impact of COVID-19

The COVID-19 pandemic has significantly impacted our ability to meet demand for the Company’s products. While these impacts began to subside in 2023, the Company is still experiencing, supply chain and logistic constraints and increased costs that negatively impact its ability to manufacture and ship products to meet customer requirements.

Business Overview

The following management’s discussion and analysis of financial condition and results of continuing operations should be read in conjunction with the Company’s financial statements and notes and other information included elsewhere in this Quarterly Report on Form 10-Q.

Backlog

The Company’s backlog was approximately $238 million and $230 million at March 31, 2023 and December 31, 2022, respectively.

Results of Condensed Consolidated Operations

MANITEX INTERNATIONAL, INC.

(In thousands)

	Three Months Ended March 31,
	2023	2022	$ Change	% Change

Net revenues	$67,871	$60,420	$7,451	12.3%
Cost of sales	53,461	50,295	3,166	6.3
Gross profit	14,410	10,125	4,285	42.3
Operating expenses
Research and development costs	814	716	98	13.7
Selling, general and administrative expenses	11,031	8,759	2,272	25.9
Total operating expenses	11,845	9,475	2,370	25.0
Operating income (loss)	2,565	650	1,915	(294.6)
Other income (expense)
Interest expense	(1,765)	(505)	(1,260)	249.5
Interest income	-	2	(2)	(100.0)
Foreign currency transaction gain (loss)	(55)	(49)	(6)	12.2
Other income (expense)	(758)	264	(1,022)	(387.1)
Total other income (expense)	(2,578)	(288)	(2,290)	795.1
Income (loss) before income taxes	(13)	362	(375)	(103.6)
Income tax expense	13	132	(119)	(90.2)
Net income (loss)	(26)	230	(256)	(111.3)
Net income (loss) attributable to noncontrolling interest	(79)	—	(79)	100.0%
Net income (loss) attributable to shareholders of Manitex International, Inc.	$53	$230	$(177)	(77.0)%

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Net revenues and gross profit

Net revenues increased $7.5 million or 12.3% to $67.9 million for the three months ended March 31, 2023 compared with $60.4 million for the comparable period in 2022. The increase in revenues is primarily due to the acquisition of Rabern, which generated $6.8 million of revenue for the period and increases in sales of articulated cranes by the Company’s PM business, partially offset by lower chassis sales.

Gross profit increased $4.3 million to $14.4 million for the three months ended March 31, 2023 from $10.1 million for the comparable period in 2022. The increase in gross profit is attributable to increases in revenues due to the Rabern acquisition and increases in sales of articulated cranes. The gross margin percentage was 21.2% for the three months ended March 31, 2023 as compared with 16.8% for the prior year, an increase of 440 basis points. The increase in gross profit percentage is primarily driven by higher margins generated by the Rabern business and product mix and improved absorption from the Lifting Segment.

Research and development — Research and development expense was $0.8 million for the three months ended March 31, 2023 compared to $0.7 million for the same period in 2022. The Company’s research and development spending reflects our continued commitment to develop and introduce new products, with the costs generated particularly in the PM and Valla business units, that give the Company a competitive advantage.

Selling, general and administrative expense — SG&A expense for the three months ended March 31, 2023 was $11.0 million compared to $8.8 million for the comparable period in 2022. The increases are primarily related to SG&A expense of $1.4 million related to the Rabern acquisition, which occurred in the second quarter of 2022, costs related to attending the Con Expo trade show of $0.8 million and increased stock compensation of $0.5 million, partially offset by lower transaction costs which were incurred in Q1 2022.

Interest expense —Interest expense was $1.8 million for the three months ended March 31, 2023 compared to $0.5 million for the comparable period in 2022. The increase in interest expense is primarily due to higher revolver borrowings and term debt added in connection with the Rabern acquisition and higher interest rates on the credit facilities.

Foreign currency transaction losses — For the three months ended March 31, 2023, the Company had foreign currency loss of $0.1 million, consistent with a loss of $0.1 million for the comparable period in 2022. A substantial portion of the loss relates to changes in the Chilean peso.

Other income (expense) — Other expense was $0.8 million for the three months ended March 31, 2023 compared with other income of $0.3 million for the same period in 2022. The expense in 2023 relates to a pension settlement obligation of $0.5 million related to the termination of services provided by union members and $0.3 million of legal settlement charges. The amount for 2022 relates to the reversal of a previously recorded contingent liability.

Income taxes — For the three months ended March 31, 2023, the Company recorded an income tax provision of less than $0.1 million. The calculation of the overall income tax provision for the three months ended March 31, 2023 primarily consists of a discrete income tax expense for the accrual of interest related to unrecognized tax benefits. For the three months ended March 31, 2022, the Company recorded an income tax provision of $0.1 million. The calculation of the overall income tax provision for the three months ended March 31, 2022 primarily consists of foreign income taxes and a discrete tax expense for the accrual of interest related to unrecognized tax benefits.

The effective tax rate for the three months ended March 31, 2023 was an income tax provision of 100% on pretax loss of less than $0.1 million compared to an income tax provision of 36.5% on a pretax income of $0.4 million in the comparable prior period. The effective tax rate for the three months ended March 31, 2023 differs from the U.S. statutory rate of 21% primarily due to the valuation allowance in the U.S. and a partial valuation allowance in Italy, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates and an accrual of interest related to unrecognized tax benefits.

Liquidity and Capital Resources

The global economy generally and our customers and suppliers specifically are being significantly impacted by a number of factors, including the ongoing impacts of the COVID-19 pandemic, increasing inflation and interest rates and general economic uncertainty. While the potential negative financial impact that these factors will have on our results of operations and liquidity position cannot be reasonably estimated at this time, such impacts could be material. In the context of these uncertain conditions, we are actively managing the business to maintain cash flow and ensure that we have sufficient liquidity for a variety of scenarios. We believe that such strategy will allow us to meet our anticipated funding requirements.

On April 11, 2022, the Company entered into an $85 million credit facility with Amarillo National Bank consisting of a working capital facility of $40 million secured by assets of Manitex U.S. businesses, working capital facility of $30 million secured by assets of Rabern, and $15 million term loan facility. This new banking facility provided the funds for the Rabern acquisition and working capital facilities for both the Manitex U.S. and Rabern businesses. At March 31, 2023, the PM Group had established working capital facilities with five Italian, one Spanish, twelve South American banks and one Romanian bank. Under these facilities, the PM Group can borrow $25 million against orders, invoices and letters of credit.

Cash, cash equivalents and restricted cash were $10.1 million and $8.2 million at March 31, 2023 and December 31, 2022. At March 31, 2023, the Company had global liquidity of approximately $36 million based on the cash balance and availability under its working capital facilities. Future advances are dependent on having available collateral.

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

At March 31, 2023 and December 31, 2022, no customer accounted for 10% or more of the Company’s accounts receivable.

Cash flows for the three months ended March 31, 2023 compared to the three months ended March 31, 2022

Operating Activities - For the three months ended March 31, 2023, cash flow used in operating activities was $1.5 million compared to cash used in operating activities of $6.9 million for the same period in the prior year. Cash used by working capital was $5.3 million for the three months ended March 31, 2023 compared to cash used by working capital of $5.1 million for the same period in the prior year. The increase is primarily related to inventory to meet increasing demand and backlog.

Investing Activities - Cash used in investing activities was $2.4 million in the first three months of 2023, compared to $0.6 million used in investing activities in the same period a year ago. Cash used in the three month period ended March 31, 2023 was primarily related to cash payments for property and equipment purchases of $2.5 million. Cash used in the three month period March 31, 2022 was related to cash payments for property and equipment and investment in intangible assets.

Financing Activities - Cash provided by financing activities was an inflow of $5.2 million for the three months ended March 31, 2023 which included an increase in borrowings on the revolving credit facility of $7.7 million and working capital borrowing of $1.5 million, primarily to fund purchases of inventory to meet increasing backlog and fixed assets to support the rental segment. Cash provided by financing activities was an inflow of $2.3 million for the three months ended March 31, 2022 which included an increase in working capital borrowing of $2.2 million and borrowings for insurance agreements and finance leases of $0.9 million, offset by repayments of notes of $0.6 million.

Critical Accounting Policies

The Company’s critical accounting policies have not materially changed since the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 was filed. See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for a discussion of the Company’s critical accounting policies.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

Not required for Smaller Reporting Companies.

Item 4—Controls and Procedures

Disclosure Controls and Procedures

With the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) and under the supervision of the Audit Committee of the Board of Directors, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2023, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A—Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2022.

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

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2023	—	$—	—	—
February 1 - February 28, 2023	—	—	—	—
March 1 - March 31, 2023	7,605	5.22	—	—
	—	$5.22	—	—

Item 3—Defaults Upon Senior Securities

None.

Item 4—Mine Safety Disclosures

Not applicable.

Item 5—Other Information

None.

Item 6—Exhibits

See the Exhibit Index set forth below for a list of exhibits included with this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1*†	Employment Agreement, effective as of April 11, 2022, between Manitex International, Inc. and J. Michael Coffey.

31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File-The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith

** Furnished herewith

† The Company is re-filing this exhibit to provide the correct final version, as an incorrect version was inadvertently filed with the Company’s Current Report on Form 8-K filed on April 13, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 4, 2023

By:	/s/ MICHAEL COFFEY
Michael Coffey
Chief Executive Officer
(Principal Executive Officer)

May 4, 2023

By:	/s/ JOSEPH DOOLAN
Joseph Doolan
Chief Financial Officer (Principal Financial and Accounting Officer)