Form 10-Q
period 2023-06-30
Manitex International, Inc.
filed 2023-08-03
CIK 1302028

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of the registrant’s common stock, no par, outstanding at July 31,2023 was 20,252,113.

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Manitex International, Inc. speaks as of June 30, 2023 unless specifically noted otherwise. Unless otherwise indicated, Manitex International, Inc., together with its consolidated subsidiaries, is hereinafter referred to as “Manitex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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
•
the reliance of our customers on government spending, fluctuations in activity levels in the construction industry;
•
our level of indebtedness and our ability to meet financial covenants required by our debt agreements;
•
our ability to negotiate extensions of our credit agreements and to obtain additional debt or equity financing when needed;
•
any failure on our part to maintain an effective system of internal controls;
•
the cyclical nature of the markets we operate in;
•
a large portion of our revenues are concentrated to a limited number of customers;
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

FORM 10-Q INDEX

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash	$7,092	$7,973
Cash – restricted	210	217
Trade receivables (net)	48,828	43,856
Other receivables	1,087	1,750
Related party receivable	9	—
Inventory (net)	83,309	69,801
Prepaid expense and other current assets	3,694	3,907
Total current assets	144,229	127,504
Total fixed assets, net of accumulated depreciation of $26,291 and $22,441 at June 30, 2023 and December 31, 2022, respectively	49,929	51,697
Operating lease assets	8,010	5,667
Intangible assets (net)	13,696	14,367
Goodwill	37,075	36,916
Deferred tax assets	452	452
Total assets	$253,391	$236,603
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$53,016	$45,682
Accrued expenses	14,234	12,379
Related party payables	36	60
Notes payable	23,857	22,666
Current portion of finance lease obligations	555	509
Current portion of operating lease obligations	2,167	1,758
Customer deposits	2,653	3,407
Total current liabilities	96,518	86,461
Long-term liabilities
Revolving term credit facilities (net)	45,982	41,479
Notes payable (net)	21,585	22,261
Finance lease obligations (net of current portion)	3,092	3,382
Operating lease obligations (net of current portion)	5,843	3,909
Deferred gain on sale of property	387	427
Deferred tax liability	4,393	5,151
Other long-term liabilities	5,125	5,572
Total long-term liabilities	86,407	82,181
Total liabilities	182,925	168,642
Commitments and contingencies
Equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at June 30, 2023 and December 31, 2022	—	—
Common Stock—no par value 25,000,000 shares authorized, 20,243,756 and 20,107,014 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	134,239	133,289
Paid in capital	4,621	4,266
Retained deficit	(72,882)	(73,338)
Accumulated other comprehensive loss	(5,127)	(5,822)
Equity attributable to shareholders of Manitex International, Inc.	60,851	58,395
Equity attributed to noncontrolling interest	9,615	9,566
Total equity	70,466	67,961
Total liabilities and equity	$253,391	$236,603

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues	$73,534	$69,577	$141,405	$129,997
Cost of sales	58,599	57,210	112,060	107,505
Gross profit	14,935	12,367	29,345	22,492
Operating expenses
Research and development costs	837	720	1,651	1,436
Selling, general and administrative expenses	10,766	11,431	21,797	19,877
Transaction costs	—	1,886	—	2,199
Total operating expenses	11,603	14,037	23,448	23,512
Operating income (loss)	3,332	(1,670)	5,897	(1,020)
Other income (expense)
Interest expense	(1,896)	(1,068)	(3,661)	(1,573)
Interest income	-	1	-	3
Foreign currency transaction (loss) gain	(718)	142	(773)	93
Other income (expense)	21	724	(737)	988
Total other (expense)	(2,593)	(201)	(5,171)	(489)
Income (loss) before income taxes	739	(1,871)	726	(1,509)
Income tax expense	207	232	220	364
Net income (loss)	532	(2,103)	506	(1,873)
Net income (loss) attributable to noncontrolling interest	128	154	49	154
Net income (loss) attributable to shareholders of Manitex International, Inc.	$404	$(2,257)	$457	$(2,027)
Income (loss) per share
Basic	$0.02	$(0.10)	$0.02	$(0.09)
Diluted	$0.02	$(0.10)	$0.02	$(0.09)
Weighted average common shares outstanding
Basic	20,206,919	20,058,966	20,164,486	20,012,735
Diluted	20,209,959	20,058,966	20,166,968	20,012,735

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$532	$(2,103)	$506	$(1,873)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	22	(1,754)	695	(2,389)
Total other comprehensive income (loss)	22	(1,754)	695	(2,389)
Total comprehensive income (loss)	554	(3,857)	1,201	(4,262)
Less: comprehensive income (loss) attributable to noncontrolling interest	128	154	49	154
Total comprehensive income (loss) attributable to shareholders of Manitex International, Inc.	$426	$(4,011)	$1,152	$(4,416)

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Outstanding shares	Common Stock	APIC	Retained Deficit	AOCI Gain (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2022	20,107,014	$133,289	$4,266	$(73,338)	$(5,822)	$9,566	$67,961
Net income	—	—	—	53	—	(79)	(26)
Gain on foreign currency translation	—	—	—	—	673	—	673
Employee incentive plan issuance	62,402	410	(410)	—	—	—	—
Repurchase to satisfy withholding and cancelled shares	(7,605)	(40)	—	—	—	—	(40)
Share-based compensation	—	—	766	—	—	—	766
Balance at March 31, 2023	20,161,811	$133,659	$4,622	$(73,285)	$(5,149)	$9,487	$69,334
Net income	—	—	—	404	—	128	532
Gain on foreign currency translation	—	—	—	—	22	—	22
Employee incentive plan issuance	83,820	589	(589)	—	—	—	—
Repurchase to satisfy withholding and cancelled shares	(1,875)	(9)	—	—	—	—	(9)
Share-based compensation	—	—	588	—	—	—	588
Balance at June 30, 2023	20,243,756	134,239	4,621	(72,882)	(5,127)	9,615	70,466

Balance at December 31, 2021	19,940,487	$132,206	$3,264	$(68,436)	$(4,219)	$—	$62,815
Net income	—	—	—	230	—	—	230
Loss on foreign currency translation	—	—	—	—	(635)	—	(635)
Employee incentive plan issuance	104,681	734	(734)	—	—	—	—
Repurchase to satisfy withholding and cancelled shares	(17,354)	(137)	—	—	—	—	(137)
Share-based compensation	—	—	232	—	—	—	232
Balance at March 31, 2022	20,027,814	$132,803	$2,762	$(68,206)	$(4,854)	$—	$62,505
Net income (loss)	—	—	—	(2,257)	—	154	(2,103)
Loss on foreign currency translation	—	—	—	—	(1,754)	—	(1,754)
Employee incentive plan issuance	62,740	417	(417)	—	—	—	—
Acquisition of noncontrolling interests	—	—	—	—	—	8,964	8,964
Repurchase to satisfy withholding and cancelled shares	(12,300)	(91)	—	—	—	—	(91)
Share-based compensation	—	—	728	—	—	—	728
Balance at June 30, 2022	20,078,254	$133,129	$3,073	$(70,463)	$(6,608)	$9,118	$68,249

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$506	$(1,873)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	5,921	3,917
Changes in allowances for credit losses	19	(16)
Changes in inventory reserves	58	(1,308)
Deferred income taxes	(703)	(1,085)
Amortization of deferred debt issuance costs	27	88
Amortization of debt discount	30	46
Gain (loss) on forward currency contract	92	(160)
Loss (gain) on disposal of fixed assets	10	(713)
Share-based compensation	1,354	960
Adjustment to deferred gain on sales and lease back	(40)	(40)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(4,527)	(11,480)
(Increase) decrease in other receivables	687	(716)
(Increase) decrease in inventory	(12,970)	(11,292)
(Increase) decrease in prepaid expenses	140	17
Increase (decrease) in other assets	—	(87)
Increase (decrease) in accounts payables and related party payables	6,409	16,765
Increase (decrease) in accrued expenses	1,780	2,374
Increase (decrease) increase in other current liabilities	(799)	(2,903)
Increase (decrease) in other long-term liabilities	(500)	(330)
Net cash used in operating activities	(2,506)	(7,836)
Cash flows from investing activities:
Payments for acquisition, net of cash acquired	—	(38,366)
Proceeds from the sale of fixed assets	352	1,773
Purchase of property and fixed assets	(3,506)	(9,807)
Investment in intangible assets	(51)	(64)
Net cash used in investing activities	(3,205)	(46,464)
Cash flows from financing activities:
Net borrowings on revolving term credit facilities	4,461	46,700
Borrowings on term debt	—	15,000
Payments on revolving term credit facility	—	(12,800)
Net borrowings on working capital facilities	1,474	3,364
New borrowings—other	—	903
Debt issuance costs incurred	—	(125)
Note payments	(1,457)	(785)
Shares repurchased for income tax withholding on share-based compensation	(49)	(228)
Payments on finance lease obligations	(242)	(191)
Net cash provided by financing activities	4,187	51,838
Net (decrease) in cash and cash equivalents	(1,524)	(2,462)
Effect of exchange rate changes on cash	636	(2,324)
Cash, cash equivalents and restricted cash at the beginning of the year	8,190	21,581
Cash, cash equivalents and restricted cash at end of period	$7,302	$16,795
See Note 1 for supplemental cash flow disclosures

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. Nature of Operations and Basis of Presentation

The unaudited Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022 and the related Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Statements of Shareholders’ Equity and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods. Interim results may not be indicative of results to be realized for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The Condensed Consolidated Balance Sheet as of December 31, 2022 was derived from our audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).

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

Lifting Equipment Segment

Manitex markets a comprehensive line of boom trucks, truck cranes, aerial platforms, electrical industrial cranes and utility vehicles. Manitex’s boom trucks and crane products are primarily used for industrial projects, energy exploration, energy distribution and infrastructure development, including roads, bridges and commercial construction and the tree care industry. The Company previously announced the closing of the Badger reporting unit which is expected to be finalized in 2023.

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

The Company is continuing to experience supply chain disruptions and related logistical bottlenecks that have impacted our ability to meet strong industrial demand and have also increased costs related to shipping, warehousing and working capital management. While the Company is actively working to mitigate these expenses and the associated timing issues, certain segments have been more impacted than others. Where appropriate and feasible, we have implemented pricing adjustments to protect margins and, in tandem, continue to build inventory to meet our customer requirements. In addition, the Company is actively managing costs and working to further streamline operations where needed.

Supplemental Cash Flow Information

Transactions for the periods ended June 30, 2023 and 2022 are as follows:

	Six months ended June 30,
	2023	2022
Interest received in cash	$-	$3
Interest paid in cash	4,043	1,158
Income tax payments in cash	(23)	169
Recognition of right-of-use asset and right-of-use liability	2,928	2,543

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$7,092	$16,588
Restricted cash	210	207
Cash, cash equivalents and restricted cash at the end of year	$7,302	$16,795

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

Restricted Cash

Certain of the Company’s lending arrangements require the Company to post collateral or maintain minimum cash balances in escrow. These cash amounts are reported as current assets on the balance sheets based on when the cash will be contractually released. Total restricted cash was $210 and $217 at June 30, 2023 and December 31, 2022, respectively.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at invoiced amount and do not bear interest. The Company has adopted a policy consistent with GAAP for the periodic review of its accounts receivable to determine whether the establishment of an allowance for credit losses is warranted based on the Company’s assessment of the collectability of the accounts. The Company established an allowance for credit losses of $2,000 and $1,948 at June 30, 2023 and December 31, 2022, respectively. The Company also has, in some instances, a security interest in its accounts receivable until payment is received.

Property, Equipment and Depreciation

Property and equipment are stated at cost or the fair market value at the date of acquisition for property and equipment acquired in connection with the acquisition of a company. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation of property, and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the three and six months ended June 30, 2023 was $2,062 and $4,365, respectively. Depreciation expense for the three and six months ended June 30, 2022 was $2,027 and $2,489 respectively.

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

As of June 30, 2023 and December 31, 2022, accrued warranties were $1,965 and $1,916 respectively.

Advertising

Advertising costs are expensed as incurred and were $432 and $619 for the three and six months ended June 30, 2023, respectively. Advertising costs were $349 and $459 for the three and six months ended June 30, 2022, respectively.

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

Share-based Compensation

The Company has elected to account for restricted stock awards with market conditions using a graded vesting method. This method recognizes the compensation cost in the Condensed Consolidated Statement of Operations over the requisite service period for each separately-vesting tranche of awards.

3. Revenue Recognition

The following table disaggregates our revenue for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Boom trucks, knuckle boom & truck cranes	$46,785	$38,338	$86,021	$75,969
Aerial platforms	8,209	9,448	17,098	17,773
Other equipment	4,761	7,148	9,385	13,771
Part sales	5,668	7,109	12,860	13,881
Rentals	6,238	5,184	12,073	5,236
Services	813	1,166	1,930	2,183
Merchandise sales and other	1,060	1,184	2,038	1,184
Total Revenue	$73,534	$69,577	$141,405	$129,997

The Company attributes revenue to different geographic areas based on where items are shipped to or services are performed. The following table provides detail of revenues by geographic area for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$34,965	$37,047	$65,095	$67,931
Italy	14,805	7,993	28,009	14,666
Canada	7,031	5,655	12,935	9,743
Chile	1,296	3,092	5,855	5,544
France	2,209	2,709	4,477	6,386
Other	13,228	13,081	25,034	25,727
Total Revenue	$73,534	$69,577	$141,405	$129,997

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

The following table summarizes changes in customer deposits for the six months ended June 30 as follows:

	June 30, 2023	June 30, 2022
Customer deposits January 1,	$3,407	$7,121
Additional customer deposits received where revenue has not yet been recognized	4,597	7,697
Revenue recognized from customer deposits	(5,330)	(10,528)
Effect of change in exchange rates	(21)	(336)
Total customer deposits	$2,653	$3,954

4. Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 by level within the fair value hierarchy. As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is summary of items that the Company measures at fair value on a recurring basis:

	Fair Value at June 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Forward currency exchange contracts	$—	$37	$—	$37
Total recurring liabilities at fair value	$—	$37	$—	$37

	Fair Value at December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Forward currency exchange contracts	$—	$124	$—	$124
Total current assets at fair value	$—	$124	$—	$124

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

PM Group has an intercompany receivable denominated in Euros from its Chilean subsidiary. At June 30, 2023, the Company had entered into forward currency exchange contracts that mature from July 2023 to December 2023. Under the contracts, the Company is obligated to sell 2,500,000 Chilean pesos for 2,721 Euros. The purpose of the forward contract is to mitigate the income effect related to this intercompany receivable that results with a change in the exchange rate between the Euro and the Chilean peso.

The following table provides the location and fair value amounts of derivative instruments that are reported in the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022:

		Fair Value
	Balance Sheet Location	June 30, 2023	December 31, 2022
Asset Derivatives
Foreign currency exchange contract	Prepaid expense and other current assets	$—	$124
Liabilities Derivatives
Foreign currency exchange contract	Accrued expenses	$37	$—

The following tables provide the effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022:

		Gain (loss)		Gain (loss)
	Location of gain or (loss) recognized in Statement of Operations	Three Months Ended June 30,		Six months ended June 30,
		2023	2022	2023	2022
Derivatives Not Designated as Hedge Instruments
Forward currency contract	Foreign currency transaction gains (losses)	$37	$196	$52	$(160)
		$37	$196	$52	$(160)

During the three and six months ended June 30, 2023 and 2022, there were no forward currency contracts designated as cash flow hedges. As such, all gains and loss related to forward currency contracts during the three and six months ended June 30, 2023 and 2022 were recorded in current earnings and did not impact other comprehensive income.

6. Inventory, net

The components of inventory are as follows:

	June 30, 2023	December 31, 2022
Raw materials and purchased parts, net	$56,251	$47,168
Work in process, net	7,726	6,015
Finished goods, net	19,332	16,618
Inventory, net	$83,309	$69,801

The Company has established reserves for obsolete and excess inventory of $8,118 and $7,791 as of June 30, 2023 and December 31, 2022, respectively.

7. Goodwill and Intangible Assets

Intangible assets and accumulated amortization by category as of June 30, 2023 is as follows:

	Weighted Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (in years)	Amount	Amortization	Amount
Patented and unpatented technology	2	$16,511	$(15,159)	$1,352
Customer relationships	9	22,527	(15,729)	6,798
Trade names and trademarks	15	5,469	(2,915)	2,554
Software	4	969	(80)	889
Indefinite lived trade names		2,103		2,103
Total intangible assets, net				$13,696

Intangible assets and accumulated amortization by category as of December 31, 2022 is as follows:

	Weighted Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (in years)	Amount	Amortization	Amount
Patented and unpatented technology	2	$16,469	$(14,553)	$1,916
Customer relationships	9	22,000	(14,344)	7,656
Trade names and trademarks	15	5,469	(2,804)	2,665
Software	4	236	(56)	180
Indefinite lived trade names		1,950	—	1,950
Total intangible assets, net				$14,367

Amortization expense for intangible assets was $807 and $1,556 for the three and six months ended June 30, 2023 respectively. Amortization expense for intangible assets was $745 and $1,428 for the three and six months ended June 30, 2022 respectively.

Estimated amortization expense for the next five years and subsequent is as follows:

Amount
2023	$1,226
2024	2,138
2025	2,138
2026	1,382
2027	795
2028	506
And subsequent	3,408
Total intangible assets currently to be amortized	11,593
Intangible assets with indefinite lives not amortized	2,103
Total intangible assets	$13,696

Changes in goodwill for the six months ended June 30, 2023 and 2022 are as follows:

	2023	2022
Balance January 1,	$36,916	$24,949
Goodwill for Rabern acquisition	(80)	12,850
Effect of change in exchange rates	239	(883)
Balance June 30,	$37,075	$36,916

The Company performed an impairment assessment as of December 31, 2022. No additional triggers for an interim impairment test have been identified as of June 30, 2023.

8. Accrued Expenses

	June 30, 2023	December 31, 2022
Accrued payroll and benefits	$5,122	$4,929
Accrued vacation	1,983	1,635
Accrued warranty	1,965	1,916
Accrued income tax and other taxes	1,377	841
Accrued legal settlement	1,160	1,160
Accrued expenses—other	2,627	1,898
Total accrued expenses	$14,234	$12,379

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

The following table summarizes the changes in product warranty liability:

	For the six months ended
	June 30,
	2023	2022
Balance January 1,	$1,916	$1,578
Provision for warranties issued during the year	1,069	1,250
Warranty services provided	(1,028)	(958)
Foreign currency translation	8	(40)
Balance June 30,	$1,965	$1,830

10. Credit Facilities and Debt

Debt is summarized as follows:

	June 30, 2023	December 31, 2022
U.S. Credit Facilities	$46,007	$41,521
U.S Term Loan	13,919	14,721
Italy Group Short-Term Working Capital Borrowings	21,020	19,365
Italy Group Term Loan	10,065	9,675
Other	495	1,223
Total debt	91,504	86,505
Less: Debt issuance costs	(80)	(99)
Debt, net of issuance costs	$91,424	$86,406

U.S. Credit Facilities and Term Loan

On April 11, 2022, the Company entered into a Commercial Credit Agreement (the “Credit Agreement”), by and among the Company, the Company’s domestic subsidiaries and Amarillo National Bank. The Credit Agreement provides for a $40,000 revolving credit facility, a $30,000 revolving credit facility and a $15,000 term loan.

Borrowings under the $40,000 revolving credit facility bear interest at a floating rate equal to the Prime Rate as of June 12, 2023. Previously, the rate was Prime plus 0.50%. The $40,000 revolving credit facility requires monthly interest payments with the full principal balance coming due at maturity. The facility originally provided for maturity on April 11, 2024. On January 25, 2023, lender agreed to extend the maturity date to April 11, 2025, with a rolling two-year maturity extension provided there is no event of default. The rolling two-year maturity extension repeats on April 11 each year following 2025 unless the lender provides 120 days’ written notice of non-extension.

Borrowings under the $30,000 revolving credit facility bear interest at a floating rate equal to the Prime Rate as of June 12, 2023. Previously, the rate was Prime plus 0.50%. The $30,000 facility requires quarterly interest payments and principal payments in the amount of 3% of the outstanding balance thereunder on a quarterly basis beginning on January 1, 2023. The facility originally provided for maturity on April 11, 2024. On January 25, 2023, the maturity date was extended to April 11, 2025.

The term loan requires monthly interest payments at a floating rate equal to the Prime Rate. Previously, the rate was Prime plus 0.50%. Monthly installments of principal and interest based on an 84-month amortization are payable beginning on November 11, 2022 with the remaining principal balance coming due at maturity on October 11, 2029.

The unused balance of the revolving credit facilities incurs a 0.125% fee that is payable semi-annually. At June 30, 2023 and December 31, 2022, the Company had $46,007 and $41,521 in borrowings under the revolving credit facilities and $13,919 and $14,721 in borrowings under the term loan.

The Credit Agreement requires the Company to maintain a debt service coverage ratio of at least 1.25:1.00 measured on the last day of each calendar quarter, beginning June 30, 2022, and each measurement is based on a rolling 12-month basis. The Credit Agreement also requires the Company to maintain a U.S. net worth of at least $80,000, measured as of the last day of each calendar quarter, beginning June 30, 2022. The Company was in compliance with its covenants under the Credit Agreement as of June 30, 2023.

PM Group Short-Term Working Capital Borrowings

At June 30, 2023 and December 31, 2022, respectively, the PM Group had established demand credit and overdraft facilities with five banks in Italy, one bank in Spain, twelve banks in South America and one bank in Romania. Under these facilities, as of June 30, 2023 and December 31, 2022 respectively, the PM Group can borrow up to $26,007 and $24,127 for advances against invoices, letter of credit and bank overdrafts. As of June 30, 2023 and December 31, 2022 , the interest on the Italian working capital facilities is charged at the 3-month Euribor plus a spread ranging from 175 to 355 basis points and 3-month Euribor plus 450 basis points. Interest on the South American facilities is charged at a flat rate for advances on invoices. Interest on the Romanian facility ranges from 4% to 4.8%.

At June 30, 2022 and December 31, 2022, the banks had advanced PM Group $20,953 and $19,130, respectively.

Valla Short-Term Working Capital Borrowings

At June 30, 2023 and December 31, 2022, respectively, Valla had established demand credit and overdraft facilities with two Italian banks. Under the facilities, Valla can borrow up to $608 and $599 for advances against orders, invoices and bank overdrafts. Interest on the Italian working capital facilities is charged at a flat percentage rate for advances on invoices and orders ranging from 1.67% - 12% for both 2023 and 2022. At June 30, 2023 and December 31, 2022, the Italian banks had advanced Valla $192 and $235, respectively.

PM Group Term Loans

At June 30, 2023 and December 31, 2022 respectively, the PM Group has a $5,116 and $5,038 term loan that is split into a note and a balloon payment and is secured by the PM Group’s common stock. The term loan is charged interest at a fixed rate of 3.5%, has annual principal payments of approximately $600 per year and has a balloon payment of $3,262 due in 2026.

At June 30, 2023 and December 31, 2022 respectively, the PM Group has unsecured borrowings totaling $4,711 and $4,637, respectively. The borrowings have a fixed rate of interest of 3.5%. Annual payments of approximately $1,500 are payable ending in 2026.

As of June 30, 2023 and December 31, 2022 the PM Group has a loan in Romania in the amount of $136 and $175 with a fixed interest of 2.75% rate maturing in 2027.

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

If there was a discount rate explicit in the lease, then such discount rate was used. For those leases with no explicit or implicit interest rate, an incremental borrowing rate was used. The weighted average remaining useful life for operating and finance leases were 5.6 and 5 years, respectively. The weighted average discount rate for operating and finance leases was 5.2% and 12.4% respectively.

Leases	Classification	June 30, 2023	December 31, 2022
Assets
Operating lease assets	Operating lease assets	$8,010	$5,667
Financing lease assets	Fixed assets, net	1,809	2,005
Total leased assets		$9,819	$7,672

Liabilities
Current
Operating	Current liabilities	$2,167	$1,758
Financing	Current liabilities	555	509

Non-current
Operating	Non-current liabilities	5,843	3,909
Financing	Non-current liabilities	3,092	3,382
Total lease liabilities		$11,657	$9,558

		Three months ended June 30,		Six months ended June 30,
Lease Cost	Classification	2023	2022	2023	2022
Operating lease costs	Operating lease assets	$612	$214	$1,106	$510
Finance lease cost
Amortization of leased assets	Amortization	91	96	182	187
Interest on lease liabilities	Interest expense	119	128	235	259
Lease cost		$822	$438	$1,523	$956

	Three months ended June 30,		For the six months ended
Other Information	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$612	$214	$1,106	$510
Operating cash flows from finance leases	91	128	189	259
Financing cash flows from finance leases	123	107	242	191
Lease cost	$826	$449	$1,537	$960

Future principal minimum lease payments for the next five years and subsequent are:

	Operating Leases	Finance Leases
2023	$1,091	$553
2024	1,827	972
2025	1,722	1,012
2026	1,684	1,018
2027	1,048	1,049
2028	549	356
And subsequent	413	-
Total undiscounted lease payments	8,333	4,960
Less interest	(323)	(1,313)
Total liabilities	$8,010	$3,647
Less current maturities	(2,167)	(555)
Non-current lease liabilities	$5,843	$3,092

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

12. Income Taxes

For the three months ended June 30, 2023, the Company recorded an income tax provision of $0.2 million, which includes a discrete income tax benefit of less than $0.1 million. The calculation of the overall income tax provision for the three months ended June 30, 2023 primarily consists of foreign income taxes, and a discrete tax income tax benefit related to the expiration of the statutes of limitations for various state jurisdictions offset by an accrual of interest related to unrecognized tax benefits. For the three months ended June 30, 2022, the Company recorded an income tax provision of $0.2 million, which includes a discrete income tax benefit of $0.2 million. The calculation of the overall income tax provision for the three months ended June 30, 2022 primarily consists of foreign income taxes, and a discrete income tax benefit for a reduction in the valuation allowance recorded against state tax credits in connection with the Rabern acquisition, and a discrete income tax benefit related to the expiration of the statutes of limitations for various state and foreign jurisdictions.

The effective tax rate for the three months ended June 30, 2023 was an income tax provision of 28.2% on pretax income of $0.7 million compared to an income tax provision of 12.4% on a pretax loss of $1.9 million in the comparable prior period. The effective tax rate for the three months ended June 30, 2023 differs from the U.S. statutory rate of 21% primarily due to a valuation allowance in the U.S., a partial valuation allowance in Italy, nondeductible foreign permanent differences, income taxed in foreign jurisdictions at varying tax rates and a reduction in the uncertain tax position liability related to the expiration of the statutes of limitations for various state jurisdictions offset by an accrual of interest related to unrecognized tax benefits.

For the six months ended June 30, 2023, the Company recorded an income tax provision of $0.2 million, which includes a discrete income tax expense less than of $0.1 million. The calculation of the overall income tax provision for the six months ended June 30, 2023 primarily consists of foreign income taxes, and a discrete income tax expense for the accrual of interest related to unrecognized tax benefits offset by a tax benefit related to the expiration of the statutes of limitations for various state jurisdictions. For the six months ended June 30, 2022, the Company recorded an income tax provision of $0.4 million, which includes a discrete income tax benefit of $0.2 million, primarily consisting of foreign income taxes, and a discrete income tax benefit for a reduction in the valuation allowance recorded against state tax credits in connection with the Rabern acquisition, and a discrete income tax benefit related to the expiration of the statutes of limitations for various state and foreign jurisdictions.

The effective tax rate for the six months ended June 30, 2023 was an income tax provision of 30.3% on a pretax income of $0.7 million compared to an income tax provision of 24.2% on a pretax loss of $1.5 million in the comparable prior period. The effective tax rate for the six months ended June 30, 2023 differs from the U.S. statutory rate of 21% primarily due to a valuation allowance in the U.S., a partial valuation allowance in Italy, nondeductible foreign permanent differences, income taxed in foreign jurisdictions at varying tax rates and an accrual of interest related to unrecognized tax benefits offset by a reduction in the uncertain position liability for the expiration of the statute of limitations for various state jurisdictions.

The Company’s total unrecognized tax benefits as of June 30, 2023 and 2022 were approximately $2.9 million and $3.0 million, respectively.

13. Net Earnings (Loss) per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Details of the calculations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$532	$(2,103)	$506	$(1,873)
Net income (loss) attributable to noncontrolling interest	128	154	49	154
Net income (loss) attributable to shareholders of Manitex International, Inc.	$404	$(2,257)	$457	$(2,027)

Income (loss) per share
Basic
Net income (loss)	$0.02	$(0.10)	$0.02	$(0.09)
Net income (loss) attributable to shareholders of Manitex International, Inc.	$0.02	$(0.10)	$0.02	$(0.09)
Diluted
Net income (loss)	$0.02	$(0.10)	$0.02	$(0.09)
Net income (loss) attributable to shareholders of Manitex International, Inc.	$0.02	$(0.10)	$0.02	$(0.09)

Weighted average common shares outstanding
Basic	20,206,919	20,058,966	20,164,486	20,012,735

Diluted
Basic	20,206,919	20,058,966	20,164,486	20,012,735
Dilutive effect of restricted stock units and stock options	3,040	—	2,482	—
Dilutive	20,209,959	20,058,966	20,166,968	20,012,735

The following securities were not included in the computation of diluted earnings per share as their effect would have been antidilutive:

	June 30,
	2023	2022
Unvested restricted stock units	282,230	303,825
Options to purchase common stock	213,437	197,437
	495,667	501,262

14. Equity

Stock Issued to Employees and Directors

The Company issued shares of common stock to employees and Directors as restricted stock units issued under the Company’s 2019 Incentive Plan vest. Upon issuance, entries were recorded to increase common stock and decrease paid in capital for the amounts shown below. The following is a summary of stock issuances that occurred during the six months ended June 30, 2023:

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
March 6, 2023	Employees	14,064	82,837
March 7, 2023	Directors	18,000	92,700
March 8, 2023	Employees	18,338	141,753
March 8, 2023	Directors	12,000	92,760
April 11, 2023	Directors	33,000	250,800
June 1, 2023	Directors	17,520	101,591
June 2, 2023	Employees	13,200	93,324
June 2, 2023	Directors	20,100	143,229
		146,222	998,994

Stock Repurchases

The Company purchases shares of Common Stock from certain employees at the closing share price on the date of purchase. The stock is purchased from the employees to satisfy employees’ withholding tax obligations related to stock issuances described above. The below table summarizes shares repurchased from employees during the current year through June 30, 2023:

Date of Purchase	Shares Purchased	Closing Price on Date of Purchase
March 6, 2023	3,801	$5.12
March 8, 2023	3,804	$5.32
June 2, 2023	1,875	$4.82
	9,480

Restricted Stock Awards

The following table contains information regarding restricted stock units during the current year through June 30, 2023:

June 30, 2023
Outstanding on January 1, 2023	288,904
Units granted during the period	141,800
Vested and issued	(136,742)
Vested-issued and repurchased for income tax withholding	(9,480)
Forfeited	(2,252)
Outstanding on June 30, 2023	282,230

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $312 and $641 for the three and six months ended June 30, 2023 and $500 and $728 for the three and six months ended June 30, 2022. Additional compensation expense related to restricted stock units will be $461, $727 and $299 for the remainder of 2023, 2024 and 2025, respectively.

Restricted Stock Award with Market Conditions

On May 3, 2022, in connection with J. Michael Coffey’s appointment as the Company’s Chief Executive Officer as of April 11, 2022, he was granted 490,000 restricted stock units that vest upon attainment of certain stock price hurdles of the Company’s stock. The restricted stock units can only be received on an annual basis from the vesting start date. The fair value of the market conditions award was $2.2 million calculated by using the Monte Carlo Simulation based on the average of 20,000 simulation runs. The requisite service period used was three years, expected volatility was 60% and the risk-free rate of return was 2.94%. The value of the restricted stock units granted to Mr. Coffey is being charged to compensation expense over the requisite service period. Under ASC 718-10-35-2, compensation cost for the award of share-based compensation is recognized over the derived service periods (the time from the service inception date to the expected date of satisfaction) of either 12 or 24 months depending on the particular tranche based on the median number of days it takes for the award to vest in scenarios where they meet their threshold. Compensation expense related to restricted stock units was $240 and $611 for the three and six months ended June 30, 2023 and $180 for both the three and six months ended June 30, 2022. Additional compensation expense related to Mr. Coffey’s restricted stock units will be $417 and $231 for the remainder of 2023 and 2024, respectively.

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

Stock Options

On May 3, 2022, in connection with his appointment, Mr. Coffey was also granted 100,000 stock options with an exercise price of $4.13 per share. The options vest ratably on each of the first three anniversary dates of Mr. Coffey’s appointment date, subject to his continued service with the Company on each vesting date. Compensation expense related to the Company’s stock options was $36 and $48 and $102 and $52 for the three and six months ended June 30, 2023 and 2022. Additional compensation expense related to Mr. Coffey’s options will be $67, $82 and $28 for the remainder of 2023, 2024 and 2025, respectively.

On May 1, 2023, 16,000 stock options were granted at $5.18 per share and vest ratably on each of the first three anniversary dates.

	Grant date 5/3/2022	Grant date 5/3/2023
Dividend yields	—	—
Expected volatility	55.0%	55.0%
Risk free interest rate	3.02%	3.63%
Expected life (in years)	6	6
Fair value of the option granted	$4.13	$2.87
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

On May 5, 2011, Company entered into two separate settlement agreements with two plaintiffs. As of June 30, 2023, the Company has a remaining obligation under these agreements to pay the plaintiffs $855 without interest in 9 annual installments of $95 on or before May 22 of each year. The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total payment will be charged to interest expense over the payment period.

It is reasonably possible that the estimated reserve for product liability claims may change within the next 12 months. A change in estimate could occur if a case is settled for more or less than anticipated, or if additional information becomes known to the Company.

The Company has accrued $335 for settling a litigation matter involving a product liability case. In addition, the Company has recorded a charge of $487 for the estimated withdrawal liability for pension payments that it may owe under a collective bargaining agreement with the unions. These amounts are recorded in other expense in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2023.

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

As of June 30, 2023 and December 31, 2022, the Company had accounts receivable and payable with related parties as shown below:

		June 30, 2023	December 31, 2022
Accounts Receivable	Terex (1)	$9	$—

Accounts Payable	Terex (1)	$36	$60
Net Related Party Accounts Receivable/(Payable)		$(27)	$(60)

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Rent paid:	Rabern Facility (4)	$242	$142	$433	$142

Sales to:	Terex (1)	$68	$51	$127	$90
	Tadano (2)	11	12	61	24
	RAM P&E (3)	—	—	—	27
	Steven Berner (5)	—	80	—	80
Total Sales		$79	$143	$188	$221

Purchases from:	Terex (1)	$—	$70	$35	$139
	Tadano (2)	—	7	7	137
Total Purchases		$-	$77	$42	$276

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
(5)
The Company sold an automobile to Steven Berner, the General Manager of Rabern for approximately $80 in April 2022, in connection with the Rabern Acquisition.

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

The following table summarizes the purchase price allocations for the Rabern acquisition as of June 30, 2023:

Total purchase consideration:
Consideration	$25,900
Revolving loan payoff	14,604
Net purchase consideration	40,504
Allocation of consideration to assets acquired and liabilities assumed:
Cash	2,975
Net working capital	2,886
Other current assets	419
Fixed assets	27,658
Customer relationships	4,500
Trade name and trademarks	1,200
Goodwill	12,770
Deferred tax liability	(2,441)
Other current liabilities	(500)
Total fair value of assets acquired	49,467
Less: noncontrolling interests, net of taxes	8,963
Net assets acquired	$40,504

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

The following is financial information for our two operating segments: Lifting Equipment and Rental Equipment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues
Lifting Equipment	$66,264	$63,338	$127,376	$123,758
Rental Equipment	7,270	6,239	14,029	6,239
Total revenue	$73,534	$69,577	$141,405	$129,997
Operating income (loss)
Lifting Equipment	$2,438	$(2,181)	$5,019	$(1,531)
Rental Equipment	894	511	878	511
Total operating income (loss)	$3,332	$(1,670)	$5,897	$(1,020)
Depreciation and amortization
Lifting Equipment	$1,172	$1,102	$2,260	$2,247
Rental Equipment	1,697	1,670	3,661	1,670
Total depreciation and amortization	$2,869	$2,772	$5,921	$3,917
Capital expenditures
Lifting Equipment	$467	$247	$1,012	$847
Rental Equipment	548	8,960	2,494	8,960
Total capital expenditures	$1,015	$9,207	$3,506	$9,807

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Lifting Equipment	Rental Equipment	Total	Lifting Equipment	Rental Equipment	Total
Net sales by country
United States	$27,695	$7,270	$34,965	$30,808	$6,239	$37,047
Italy	14,805	—	14,805	7,993	—	7,993
Canada	7,031	—	7,031	5,655	—	5,655
Chile	1,296	—	1,296	3,092	—	3,092
France	2,209	—	2,209	2,709	—	2,709
Other	13,228	—	13,228	13,081	—	13,081
Total	$66,264	$7,270	$73,534	$63,338	$6,239	$69,577

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Lifting Equipment	Rental Equipment	Total	Lifting Equipment	Rental Equipment	Total
Net sales by country
United States	$51,066	$14,029	$65,095	$61,692	$6,239	$67,931
Italy	28,009	—	28,009	14,666	—	14,666
Canada	12,935	—	12,935	9,743	—	9,743
France	4,477	—	4,477	6,386	—	6,386
Chile	5,855	—	5,855	5,544	—	5,544
Other	25,034	—	25,034	25,727	—	25,727
Total	$127,376	$14,029	$141,405	$123,758	$6,239	$129,997

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

Impact of COVID-19

The COVID-19 pandemic has significantly impacted our ability to meet demand for the Company’s products. While these impacts began to subside in 2023 and continue to decrease in 2023, the Company experienced, and is still experiencing, supply chain and logistic constraints and increased costs that negatively impact its ability to manufacture and ship products to meet customer requirements.

Business Overview

The following management’s discussion and analysis of financial condition and results of continuing operations should be read in conjunction with the Company’s financial statements and notes and other information included elsewhere in this Quarterly Report on Form 10-Q.

Backlog

The Company’s backlog was approximately $223 million and $230 million at June 30, 2023 and December 31, 2022, respectively.

Results of Condensed Consolidated Operations

MANITEX INTERNATIONAL, INC.

(In thousands)

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Net revenues	$73,534	$69,577	$3,957	5.7%
Cost of sales	58,599	57,210	1,389	2.4
Gross profit	14,935	12,367	2,568	20.8
Operating expenses
Research and development costs	837	720	117	16.3
Selling, general and administrative expenses	10,766	11,431	(665)	(5.8)
Transaction costs	—	1,886	(1,886)	(100.0)
Total operating expenses	11,603	14,037	(2,434)	(17.3)
Operating income (loss)	3,332	(1,670)	5,002	(299.5)
Other income (expense)
Interest expense	(1,896)	(1,068)	(828)	77.5
Interest income	-	1	(1)	(100.0)
Foreign currency transaction gain (loss)	(718)	142	(860)	(604.9)
Other income (expense)	21	724	(703)	(97.1)
Total other (expense)	(2,593)	(201)	(2,392)	1,189.6
Income (loss) before income taxes	739	(1,871)	2,610	(139.5)
Income tax expense	207	232	(25)	(100.0)
Net income (loss)	532	(2,103)	2,635	(135.1)
Net income (loss) attributable to noncontrolling interest	128	154	(26)	-16.9%
Net income (loss) attributable to shareholders of Manitex International, Inc.	$404	$(2,257)	$2,661	-117.9%

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Net revenues and gross profit

Net revenues increased $4.0 million or 5.7% to $73.5 million for the three months ended June 30, 2023 from $69.6 million for the comparable period in 2022. The increase in revenues is primarily due to increase in sales by the Company's PM business and the addition of the Lubbock facility in the rental segment. Changes in FX rates drove an increase $0.9 million.

Our gross profit increased $2.6 million to $14.9 million for the three months ended June 30, 2023 from $12.4 million for the comparable period in 2022. The increase in gross profit is attributable to increases in revenues from the PM business partly driven by higher selling prices and improved profitability in the rental segment. The gross profit percentage increased from 17.8% to 20.3%, a 250 basis point increase, driven by a higher profitability of the PM business and the rental segment.

Research and development — Research and development expense was $0.8 million for the three months ended June 30, 2023 compared to $0.7 million for the same period in 2022. The Company’s research and development spending reflects our continued commitment to develop and introduce new products that give the Company a competitive advantage.

Selling, general and administrative expense — SG&A expense for the three months ended June 30, 2023 was $10.8 million compared to $11.4 million for the comparable period in 2022, a decrease of $0.6 million. The decrease is primarily related to severance charges of $1.2 million and legal costs of $0.4 million incurred in 2022. These were partially offset by increases in wages and benefits and trade show expenses for the three months ended 2023.

Transactions Costs - Transaction costs for the three months ended June 30, 2022 were $1.9 million related to deal costs in connection with the Rabern acquisition.

Interest expense —Interest expense was $1.9 million for the three months ended June 30, 2023 compared to $1.1 million for the comparable period in 2022. The increase in interest expense is due to higher debt incurred to finance inventory and increases in the rental fleet as well as increased interest rates.

Foreign currency transaction losses — For the three months ended June 30, 2023, the Company had foreign currency losses of $0.7 million compared to a gain of $0.1 million for the comparable period in 2022. A substantial portion of the losses relate to changes in the Argentine peso.

Other income (expense) — Other expense was less than $0.1 million for the three months ended June 30, 2023 compared to other income of $0.7 million for the comparable period in 2022. The prior year income was due to the gain on sale of the Badger facility.

Income taxes — For the three months ended June 30, 2023, the Company recorded an income tax provision of $0.2 million. The calculation of the overall income tax provision for the three months ended June 30, 2023 primarily consists of foreign income taxes, and a discrete income tax benefit related to the expiration of the statutes of limitations for a foreign jurisdiction offset by an accrual of interest related to unrecognized tax benefits. For the three months ended June 30, 2022, the Company recorded an income tax provision of $0.2 million, which includes a discrete income tax benefit of $0.2 million. The calculation of the overall income tax provision for the three months ended June 30, 2022 primarily consists of foreign income taxes, and a discrete income tax benefit for a reduction in the valuation allowance recorded against state tax credits in connection with the Rabern acquisition, and a discrete income tax benefit related to the expiration of the statutes of limitations for various state and foreign jurisdictions.

The effective tax rate for the three months ended June 30, 2023 was an income tax provision of 28.2% on pretax income of $0.7 million compared to an income tax provision of 12.4% on a pretax loss of $1.9 million in the comparable prior period. The effective tax rate for the three months ended June 30, 2023 differs from the U.S. statutory rate of 21% primarily due to a valuation allowance in the U.S., a partial valuation allowance in Italy, nondeductible foreign permanent differences, income taxed in foreign jurisdictions at varying tax rates and a reduction in the uncertain position liability for the expiration of the statutes of limitations for a various state jurisdictions offset by an accrual of interest related to unrecognized tax benefits.

	Six Months Ended June 30,
	2023	2022	$ Change	% Change

Net revenues	$141,405	$129,997	$11,408	8.8%
Cost of sales	112,060	107,505	4,555	4.2
Gross profit	29,345	22,492	6,853	30.5
Operating expenses
Research and development costs	1,651	1,436	215	15.0
Selling, general and administrative expenses	21,797	19,877	1,920	9.7
Transaction costs	—	2,199	(2,199)	(100.0)
Total operating expenses	23,448	23,512	(64)	(0.3)
Operating income (loss)	5,897	(1,020)	6,917	(678.1)
Other income (expense)
Interest expense	(3,661)	(1,573)	(2,088)	132.7
Interest income	—	3	(3)	(100.0)
Foreign currency transaction gain (loss)	(773)	93	(866)	(931.2)
Other income (expense)	(737)	988	(1,725)	(174.6)
Total other (expense)	(5,171)	(489)	(4,682)	957.5
Income (loss) before income taxes	726	(1,509)	2,235	(148.1)
Income tax expense	220	364	(144)	15.7
Net income (loss)	506	(1,873)	2,379	(116.3)
Net income (loss) attributable to noncontrolling interest	49	154	(105)	(87.0)%
Net income (loss) attributable to shareholders of Manitex International, Inc.	$457	$(2,027)	$2,484	(122.5)%

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Net revenues and gross profit

Net revenues increased $11.4 million to $141.4 million from $130.0 million for the comparable period in 2022. The increase in revenues is primarily due to the acquisition of Rabern in April of 2022 driving a $7.8 million increase. The remaining increase is primary due to higher sales of articulated cranes and aerial platforms by our PM business, offset by a negative foreign currency impact of $0.4 million.

Our gross profit increased $6.9 million to $29.3 million for the six months ended June 30, 2023 from $22.5 million for the comparable period in 2022. The increase in gross profit is primarily attributable to increases in revenues due to the acquisition of Rabern and higher profitability from the PM business. The gross profit percentage increased from 17.3% to 20.8%, a 250 basis point increase driven by a higher profitability of the PM business and the rental segment.

Research and development — Research and development expense was $1.7 million for the six months ended June 30, 2023 compared to $1.4 million for the same period in 2022. The Company’s research and development spending reflects our continued commitment to develop and introduce new products that give the Company a competitive advantage.

Selling, general and administrative expense — SG&A expense for the six months ended June 30, 2023 was $21.8 million compared to $19.9 million for the comparable period in 2022, an increase of $1.9 million. The increase is driven by an additional three months of expense in the rental segment, the acquisition having occurred in April 2022, higher stock compensation expense of $0.5 million and increases in salaries and benefits, partially offset by $1.2 million of severance charges and legal settlement costs or $0.7 million incurred in 2022.

Transactions Costs - Transaction costs for the six months ended June 30, 2022 were $2.2 million related to deal costs in connection with the Rabern acquisition.

Interest expense — Interest expense was $3.7 million for the six months ended June 30, 2023 compared to $1.6 million for the comparable period in 2022. The increase in interest expense is due to higher debt and interest rates due to the new credit facilities and term debt added in connection with the Rabern acquisition.

Foreign currency transaction losses — For the six months ended June 30, 2023, the Company had foreign currency losses of $0.8 million compared to currency gain of $0.1 million for the comparable period in 2022. A substantial portion of the losses relate to changes in the Argentine peso.

Other income (expense) —Other expense was $0.7 million for the six months ended June 30, 2023 compared to other income of $1.0 million for the comparable period in 2022. The expense in 2023 relates to a pension settlement obligation of $0.5 million related to the termination of services provided by union members and $0.3 million of legal settlement charges. The amount for 2022 relates to a gain on the sale of a Badger facility and the reversal of a previous recorded contingent liability consideration.

Income taxes — For the six months ended June 30, 2023, the Company recorded an income tax provision of $0.2 million. The calculation of the overall income tax provision for six months ended June 30, 2023 primarily consists of foreign income taxes, and a discrete income tax expense for the accrual of interest related to unrecognized tax benefits, offset by a tax benefit related to the expiration of the statutes of limitations for various state jurisdictions. For the six months ended June 30, 2022, the Company recorded an income tax provision of $0.4 million, which includes a discrete income tax benefit of $0.2 million. The calculation of the overall income tax provision for the six months ended June 30, 2022 primarily consists of foreign income taxes, and a discrete income tax benefit for a reduction in the valuation allowance recorded against state tax credits in connection with the Rabern acquisition, and a discrete income tax benefit related to the expiration of the statutes of limitations for various state and foreign jurisdictions.

The effective tax rate for the six months ended June 30, 2023 was an income tax provision of 30.3% on pretax income of $0.7 million compared to an income tax provision of 24.2% on a pretax loss of $1.5 million in the comparable prior period. The effective tax rate for the six months ended June 30, 2023 differs from the U.S. statutory rate of 21% primarily due to a valuation allowance in the U.S., a partial valuation allowance in Italy, nondeductible foreign permanent differences, income taxed in foreign jurisdictions at varying tax rates, and an accrual of interest related to unrecognized tax benefits offset by a reduction in the uncertain position liability for the expiration of the statute of limitations for various state jurisdictions.

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

On April 11, 2022, the Company entered into an $85 million credit facility with Amarillo National Bank consisting of a working capital facility of $40 million secured by assets of Manitex U.S. businesses, working capital facility of $30 million secured by assets of Rabern, and $15 million term loan facility. This new banking facility provided the funds for the Rabern acquisition and working capital facilities for both the Manitex U.S. and Rabern businesses. At June 30, 2023 the PM Group had established working capital facilities with five Italian, one Spanish, twelve South American banks and one Romanian bank. Under these facilities, the PM Group can borrow $25 million against orders, invoices and letters of credit.

Cash, cash equivalents and restricted cash were $7.3 million and $8.2 million at June 30, 2023 and December 31, 2022, respectively At June 30, 2023, the Company had global liquidity of approximately $31 million based on the cash balance and availability under its working capital facilities. Future advances are dependent on having available collateral.

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

At June 30, 2023 and December 31, 2022, no customer accounted for 10% or more of the Company’s accounts receivable.

Cash flows for the Six-month period ended June 30, 2023 compared to the Six-month period ended June 30, 2022

Operating Activities - For the six months ended June 30, 2023 and 2022, cash flow used in operating activities was $2.5 million compared to $7.8 million for the same period in the prior year. Cash used for working capital was $11.1 million for the six months ended June 30, 2023 compared to cash used for working capital of $6.0 million for the same period in the prior year. The increase is primarily related to inventory purchases and the paydown of accounts payable, offset by increased collections on accounts receivable.

Investing Activities - Cash used in investing activities was $3.2 million in the first six months of 2023, compared to $46.5 million used in investing activities in the same period a year ago. Cash used in the six-month period ended June 30, 2023 was primarily related to purchases of assets for the rental segment. Cash used in the six-month period ended June 30, 2022 was primarily related to cash payments for the Rabern acquisition of $38.4 million, property and equipment purchases of $9.8 million, offset by $1.8 million in proceeds from the sale of the Badger facility and other equipment.

Financing Activities - Cash provided by financing activities was an inflow of $4.2 million for the six months ended June 30, 2023 which included an increase in borrowings on the revolving credit facility of $4.5 million and an increase of borrowings on the working capital facilities of $1.5 million partially offset by note payments of $1.5 million. Cash used in financing activities was an inflow of $51.8 million for the six months ended June 30, 2022 which included an increase in borrowings on the revolving credit facility in connection with the Rabern acquisition of $46.7 million, borrowings on the term loan in connection with the Rabern acquisition of $15.0 million, working capital borrowing of $3.4 million and borrowings for insurance agreements of $0.9 million, offset by repayment of previous revolving credit facility of $12.8 million and notes and finance leases of $1.0 million.

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

Item 3—Quantitative and Qualitative Disclosures about Market Risk

Not required for Smaller Reporting Companies.

Item 4—Controls and Procedures

Disclosure Controls and Procedures

With the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) and under the supervision of the Audit Committee of the Board of Directors, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2023, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s Credit Agreement with Amarillo National Bank directly restricts the Company’s ability to declare or pay dividends without Amarillo’s consent. In addition, pursuant to the Company’s Credit Agreement with Amarillo National Bank, the Company’s U.S. subsidiaries must maintain a debt service coverage ratio of at least 1.25:1.00 and a net worth for U.S. entities of at least $80 million, each as measured on the last date of each calendar quarter, beginning June 30, 2023.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2023	—	$—	—	—
February 1 - February 28, 2023	—	—	—	—
March 1 - March 31, 2023	7,605	5.22	—	—
April 1- April, 2023	—	—	—	—
May 1 - May 31, 2023	—	—	—	—
June 1 - June 30, 2023	1,875	4.82	—	—

	9,480	$5.14	—	—

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

August 3, 2023

By:	/s/ MICHAEL COFFEY
Michael Coffey
Chief Executive Officer
(Principal Executive Officer)

August 3, 2023

By:	/s/ JOSEPH DOOLAN
Joseph Doolan
Chief Financial Officer (Principal Financial and Accounting Officer)