Form 10-Q
period 2023-09-30
Manitex International, Inc.
filed 2023-11-02
CIK 1302028

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of the registrant’s common stock, no par, outstanding at October 31,2023 was 20,252,113.

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Manitex International, Inc. speaks as of September 30, 2023 unless specifically noted otherwise. Unless otherwise indicated, Manitex International, Inc., together with its consolidated subsidiaries, is hereinafter referred to as “Manitex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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

FORM 10-Q INDEX

PART 1—FINANCIAL INFORMATION

Item 1—Financial Statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash	$4,673	$7,973
Cash – restricted	203	217
Trade receivables (net)	47,114	43,856
Other receivables	1,059	1,750
Inventory (net)	85,186	69,801
Prepaid expense and other current assets	2,748	3,907
Total current assets	140,983	127,504
Total fixed assets, net of accumulated depreciation of $28,382 and $22,441 at September 30, 2023 and December 31, 2022, respectively	48,747	51,697
Operating lease assets	7,498	5,667
Intangible assets (net)	12,769	14,367
Goodwill	36,674	36,916
Deferred tax assets	452	452
Total assets	$247,123	$236,603
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$50,665	$45,682
Accrued expenses	13,780	12,379
Related party payable (net)	13	60
Notes payable	18,640	22,666
Current portion of finance lease obligations	579	509
Current portion of operating lease obligations	1,998	1,758
Customer deposits	2,220	3,407
Total current liabilities	87,895	86,461
Long-term liabilities
Revolving term credit facilities (net)	48,259	41,479
Notes payable (net)	20,857	22,261
Finance lease obligations (net of current portion)	2,940	3,382
Operating lease obligations (net of current portion)	5,500	3,909
Deferred gain on sale of property	367	427
Deferred tax liability	4,574	5,151
Other long-term liabilities	5,057	5,572
Total long-term liabilities	87,554	82,181
Total liabilities	175,449	168,642
Commitments and contingencies
Equity
Preferred Stock—Authorized 150,000 shares, no shares issued or outstanding at September 30, 2023 and December 31, 2022	—	—
Common Stock—no par value 25,000,000 shares authorized, 20,252,114 and 20,107,014 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	134,294	133,289
Paid in capital	5,014	4,266
Retained deficit	(71,182)	(73,338)
Accumulated other comprehensive loss	(6,261)	(5,822)
Equity attributable to shareholders of Manitex International, Inc.	61,865	58,395
Equity attributed to noncontrolling interest	9,809	9,566
Total equity	71,673	67,961
Total liabilities and equity	$247,122	$236,603

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues	$71,331	$65,037	$212,736	$195,034
Cost of sales	54,746	52,693	166,806	160,198
Gross profit	16,585	12,344	45,930	34,836
Operating expenses
Research and development costs	861	659	2,512	2,095
Selling, general and administrative expenses	10,545	10,440	32,342	30,317
Transaction costs	—	37	—	2,236
Total operating expenses	11,406	11,136	34,854	34,648
Operating income (loss)	5,179	1,208	11,076	188
Other income (expense)
Interest expense	(1,997)	(1,409)	(5,658)	(2,982)
Interest income	141	-	141	3
Foreign currency transaction (loss) gain	(883)	175	(1,656)	268
Other income (expense)	196	(2,852)	(541)	(1,864)
Total other expense	(2,543)	(4,086)	(7,714)	(4,575)
Income (loss) before income taxes	2,636	(2,878)	3,362	(4,387)
Income tax expense	742	206	962	570
Net income (loss)	1,894	(3,084)	2,400	(4,957)
Net income attributable to noncontrolling interest	194	288	243	442
Net income attributable to shareholders of Manitex International, Inc.	$1,700	$(3,372)	$2,157	$(5,399)
Income (loss) per share
Basic	$0.08	$(0.17)	$0.11	$(0.27)
Diluted	$0.08	$(0.17)	$0.11	$(0.27)
Weighted average common shares outstanding
Basic	20,252,114	20,094,475	20,193,696	20,039,981
Diluted	20,254,830	20,094,475	20,196,255	20,039,981

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$1,894	$(3,084)	$2,400	$(4,957)
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(1,134)	(2,007)	(439)	(4,396)
Total other comprehensive income (loss)	(1,134)	(2,007)	(439)	(4,396)
Total comprehensive income (loss)	760	(5,091)	1,961	(9,353)
Less: comprehensive income attributable to noncontrolling interest	194	288	243	442
Total comprehensive income (loss) attributable to shareholders of Manitex International, Inc.	$566	$(5,379)	$1,718	$(9,795)

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Outstanding shares	Common Stock	APIC	Retained Deficit	AOCI Gain (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2022	20,107,014	$133,289	$4,266	$(73,338)	$(5,822)	$9,566	$67,961
Net income (loss)	—	—	—	53	—	(79)	(26)
Gain on foreign currency translation	—	—	—	—	673	—	673
Employee incentive plan issuance	62,402	410	(410)	—	—	—	—
Repurchase to satisfy withholding and cancelled shares	(7,605)	(40)	—	—	—	—	(40)
Share-based compensation	—	—	766	—	—	—	766
Balance at March 31, 2023	20,161,811	$133,659	$4,622	$(73,285)	$(5,149)	$9,487	$69,334
Net income	—	—	—	404	—	128	532
Gain on foreign currency translation	—	—	—	—	22	—	22
Employee incentive plan issuance	83,820	589	(589)	—	—	—	—
Repurchase to satisfy withholding and cancelled shares	(1,875)	(9)	—	—	—	—	(9)
Share-based compensation	—	—	588	—	—	—	588
Balance at June 30, 2023	20,243,756	$134,239	$4,621	$(72,882)	$(5,127)	$9,615	$70,466
Net income	—	—	—	1,700	—	194	1,894
Loss on foreign currency translation		—	—	—	(1,134)	—	(1,134)
Employee incentive plan issuance	10,085	64	(64)	—	—	—	—
Repurchase to satisfy withholding and cancelled shares	(1,727)	(9)	—	—	—	—	(9)
Share-based compensation		—	457	—	—	—	457
Balance at September 30, 2023	20,252,114	$134,294	$5,014	$(71,182)	$(6,261)	$9,809	$71,673

Balance at December 31, 2021	19,940,487	$132,206	$3,264	$(68,436)	$(4,219)	$—	$62,815
Net income	—	—	—	230	—	—	230
Loss on foreign currency translation	—	—	—	—	(635)	—	(635)
Employee incentive plan issuance	104,681	734	(734)	—	—	—	—
Repurchase to satisfy withholding and cancelled shares	(17,354)	(137)	—	—	—	—	(137)
Share-based compensation	—	—	232	—	—	—	232
Balance at March 31, 2022	20,027,814	$132,803	$2,762	$(68,206)	$(4,854)	$—	$62,505
Net income (loss)	—	—	—	(2,257)	—	154	(2,103)
Loss on foreign currency translation	—	—	—	—	(1,754)	—	(1,754)
Employee incentive plan issuance	62,740	417	(417)	—	—	—	—
Acquisition of noncontrolling interests	—	—		—	—	8,964	8,964
Repurchase to satisfy withholding and cancelled shares	(12,300)	(91)	—	—	—	—	(91)
Share-based compensation	—	—	728	—	—	—	728
Balance at June 30, 2022	20,078,254	$133,129	$3,073	$(70,463)	$(6,608)	$9,118	$68,249
Net loss	—	—	—	(3,372)	—	288	(3,084)
Gain (loss) on foreign currency translation	—	—	—	—	(2,007)	—	(2,007)
Employee incentive plan grant	26,320	148	(148)	—	—	—	—
Repurchase to satisfy withholding and cancelled	(4,725)	(28)					(28)
Share-based compensation	—	—	749	—	—	—	749
Balance at September 30, 2022	20,099,849	$133,249	$3,674	$(73,835)	$(8,615)	$9,406	$63,879

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$2,400	$(4,957)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	8,658	6,531
Changes in allowances for credit losses	79	(678)
Changes in inventory reserves	(207)	(1,733)
Deferred income taxes	(493)	25
Amortization of deferred debt issuance costs	34	95
Amortization of debt discount	57	55
Loss (gain) on forward currency contract	321	(267)
Loss (gain) on disposal of fixed assets	15	(764)
Share-based compensation	1,811	1,710
Adjustment to deferred gain on sales lease back	(60)	(60)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,350)	(4,826)
(Increase) decrease in other receivables	688	1,131
(Increase) decrease in inventory	(15,718)	(14,607)
(Increase) decrease in prepaid expenses	813	(150)
Increase (decrease) in other assets	-	(168)
Increase (decrease) in accounts payables and related party payables	5,284	6,475
Increase (decrease) in accrued expenses	1,513	4,510
Increase (decrease) increase in other current liabilities	(1,192)	(3,218)
Increase (decrease) in other long-term liabilities	(481)	(357)
Net cashprovided by (used in) operating activities	172	(11,253)
Cash flows from investing activities:
Payments for acquisition, net of cash acquired	—	(38,366)
Proceeds from the sale of fixed assets	422	1,909
Purchase of property and fixed assets	(4,637)	(13,662)
Investment in intangible assets	(62)	(64)
Net cash used in investing activities	(4,277)	(50,183)
Cash flows from financing activities:
Net borrowings on revolving term credit facilities	6,744	53,357
Borrowings on term debt	—	15,000
Payments on revolving term credit facility	—	(12,800)
Net borrowings on working capital facilities	(2,859)	864
New borrowings—other	—	903
Debt issuance costs incurred	—	(125)
Note payments	(2,384)	(1,096)
Shares repurchased for income tax withholding on share-based compensation	(58)	(257)
Payments on finance lease obligations	(371)	(313)
Net cash provided by financing activities	1,072	55,533
Net decrease in cash and cash equivalents	(3,033)	(5,903)
Effect of exchange rate changes on cash	(281)	(3,813)
Cash, cash equivalents and restricted cash at the beginning of the year	8,190	21,581
Cash, cash equivalents and restricted cash at end of period	$4,876	$11,865
See Note 1 for supplemental cash flow disclosures

The accompanying notes are an integral part of these financial statements

MANITEX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. Nature of Operations and Basis of Presentation

The unaudited Condensed Consolidated Balance Sheets at September 30, 2023 and December 31, 2022 and the related Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Statements of Shareholders’ Equity and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods. Interim results may not be indicative of results to be realized for the entire year. The Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The Condensed Consolidated Balance Sheet as of December 31, 2022 was derived from our audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).

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

Supplemental Cash Flow Information

Transactions for the periods ended September 30, 2023 and 2022 are as follows:

	Nine months ended September 30,
	2023	2022
Interest received in cash	$140	$3
Interest paid in cash	5,667	2,308
Income tax (refunds) payments in cash	(1)	536
Recognition of right-of-use asset and right-of-use liability	3,547	2,699

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$4,673	$11,677
Restricted cash	203	188
Cash, cash equivalents and restricted cash at the end of year	$4,876	$11,865

2. Significant Accounting Policies

The summary of the Company’s significant accounting policies is presented to assist in understanding the Company’s Consolidated Financial Statements. The Condensed Consolidated Financial Statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the Condensed Consolidated Financial Statements

Cash and Cash Equivalents

For purposes of the Condensed Consolidated Statements of Cash Flows, the Company considers all short-term securities purchased with maturity dates of three months or less to be cash equivalents. The cash in the Company’s U.S. banks is not fully insured by the FDIC due to the statutory limit of $250.

Restricted Cash

Certain of the Company’s lending arrangements require the Company to post collateral or maintain minimum cash balances in escrow. These cash amounts are reported as current assets on the Condensed Consolidated Balance Sheets based on when the cash will be contractually released. Total restricted cash was $203 and $217 at September 30, 2023 and December 31, 2022, respectively.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at invoiced amount and do not bear interest. The Company has adopted a policy consistent with GAAP for the periodic review of its accounts receivable to determine whether the establishment of an allowance for credit losses is warranted based on the Company’s assessment of the collectability of the accounts. The Company established an allowance for credit losses of $1,916 and $1,948 at September 30, 2023 and December 31, 2022, respectively. The Company also has, in some instances, a security interest in its accounts receivable until payment is received.

Property, Equipment and Depreciation

Property and equipment are stated at cost or the fair market value at the date of acquisition for property and equipment acquired in connection with the acquisition of a company. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation of property, and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the three and nine months ended September 30, 2023 was $1,943 and $6,309, respectively. Depreciation expense for the three and nine months ended September 30, 2022 was $1,899 and $4,388 respectively.

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

As of September 30, 2023 and December 31, 2022, accrued warranties were $1,890 and $1,916 respectively.

Advertising

Advertising costs are expensed as incurred and were $271 and $890 for the three and nine months ended September 30, 2023, respectively. Advertising costs were $133 and $591 for the three and nine months ended September 30, 2022, respectively.

Noncontrolling Interest

A noncontrolling interest is the equity interest of consolidated entities that are not owned by the Company. Noncontrolling interest is adjusted for the noncontrolling partners' share of earnings (losses) in accordance with the applicable agreement. Earnings (losses) allocated to such noncontrolling partners are recorded as income applicable to noncontrolling interest in the accompanying Condensed Consolidated Statements of Operations.

Share-based Compensation

The Company has elected to account for restricted stock awards with market conditions using a graded vesting method. This method recognizes the compensation cost in the Condensed Consolidated Statement of Operations over the requisite service period for each separately-vesting tranche of awards.

3. Revenue Recognition

The following table disaggregates our revenue for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Boom trucks, knuckle boom & truck cranes	$41,224	$32,394	$126,595	$108,361
Aerial platforms	8,203	6,985	25,301	24,758
Part sales	7,083	6,653	19,942	20,534
Rentals	6,739	6,629	18,810	11,865
Services	893	1,088	2,824	3,270
Merchandise sales and other	883	1,058	2,921	2,245
Other equipment	6,306	10,230	16,343	24,001
Total Revenue	$71,331	$65,037	$212,736	$195,034

The Company attributes revenue to different geographic areas based on where items are shipped to or services are performed. The following table provides detail of revenues by geographic area for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$33,771	$35,887	$98,866	$103,818
Italy	10,032	7,983	38,040	22,649
Canada	6,120	6,129	19,055	15,872
Chile	5,988	3,057	11,843	8,601
France	1,608	1,617	6,982	8,003
United Kingdom	2,836	1,288	6,089	7,680
Argentina	2,505	2,460	4,828	5,624
Other	8,471	6,616	27,033	22,787
Total Revenue	$71,331	$65,037	$212,736	$195,034

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

The following table summarizes changes in customer deposits for the nine months ended September 30 as follows:

	September 30, 2023	September 30, 2022
Customer deposits January 1,	$3,407	$7,121
Additional customer deposits received where revenue has not yet been recognized	6,325	9,438
Revenue recognized from customer deposits	(7,428)	(12,472)
Effect of change in exchange rates	(84)	(336)
Total customer deposits	$2,220	$3,751

4. Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 by level within the fair value hierarchy. As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following is summary of items that the Company measures at fair value on a recurring basis:

	Fair Value at September 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Forward currency exchange contracts	$—	$141	$—	$141
Total recurring liabilities at fair value	$—	$141	$—	$141

	Fair Value at December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Forward currency exchange contracts	$—	$124	$—	$124
Total current assets at fair value	$—	$124	$—	$124

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

PM Group has an intercompany receivable denominated in Euros from its Chilean subsidiary. At September 30, 2023, the Company had entered into forward currency exchange contracts for the purpose of mitigating the income effect related to this intercompany receivable that results with a change in the exchange rate between the Euro and the Chilean peso.

The following table provides the location and fair value amounts of derivative instruments that are reported in the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022:

		Fair Value
	Balance Sheet Location	September 30, 2023	December 31, 2022
Asset Derivatives
Foreign currency exchange contract	Prepaid expense and other current assets	$—	$124
Liabilities Derivatives
Foreign currency exchange contract	Accrued expenses	$141	$—

The following tables provide the effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022:

		Gain (loss)		Gain (loss)
	Location of gain or (loss) recognized in Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Derivatives Not Designated as Hedge Instruments
Forward currency contract	Foreign currency transaction gains (loss)	$(104)	$(107)	$(266)	$(267)
		$(104)	$(107)	$(266)	$(267)

During the three and nine months ended September 30, 2023 and 2022, there were no forward currency contracts designated as cash flow hedges. As such, all gains and losses related to forward currency contracts during the three and nine months ended September 30, 2023 and 2022 were recorded in current earnings and did not impact other comprehensive income.

6. Inventory, net

The components of inventory are as follows:

	September 30, 2023	December 31, 2022
Raw materials and purchased parts, net	$60,031	$47,168
Work in process	7,697	6,015
Finished goods, net	17,458	16,618
Inventory, net	$85,186	$69,801

The Company has established reserves for obsolete and excess inventory of $7,722 and $7,791 as of September 30, 2023 and December 31, 2022, respectively.

7. Goodwill and Intangible Assets

Intangible assets and accumulated amortization by category as of September 30, 2023 is as follows:

	Weighted Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (in years)	Amount	Amortization	Amount
Patented and unpatented technology	2	$17,205	$(15,285)	$1,920
Customer relationships	8	21,894	(15,583)	6,311
Trade names and trademarks	15	5,469	(2,970)	2,499
Software	4	612	(462)	150
Indefinite lived trade names		1,889	—	1,889
Total intangible assets, net				$12,769

Intangible assets and accumulated amortization by category as of December 31, 2022 is as follows:

	Weighted Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (in years)	Amount	Amortization	Amount
Patented and unpatented technology	2	$16,469	$(14,553)	$1,916
Customer relationships	9	22,000	(14,344)	7,656
Trade names and trademarks	15	5,469	(2,804)	2,665
Software	4	236	(56)	180
Indefinite lived trade names		1,950	—	1,950
Total intangible assets, net				$14,367

Amortization expense for intangible assets was $793 and $2,349 for the three and nine months ended September 30, 2023 respectively. Amortization expense for intangible assets was $716 and $2,143 for the three and nine months ended September 30, 2022 respectively.

Estimated amortization expense for the next five years and subsequent is as follows:

Amount
2023	$532
2024	2,121
2025	2,121
2026	1,397
2027	812
2028	489
And subsequent	3,408
Total intangible assets currently to be amortized	10,880
Intangible assets with indefinite lives not amortized	1,889
Total intangible assets	$12,769

Changes in goodwill for the nine months ended September 30, 2023 and 2022 are as follows:

	2023	2022
Balance January 1,	$36,916	$24,949
Goodwill for Rabern acquisition	(80)	12,850
Effect of change in exchange rates	(162)	(883)
Balance September 30,	$36,674	$36,916

The Company performed an impairment assessment as of December 31, 2022. No additional triggers for an interim impairment test have been identified as of September 30, 2023.

8. Accrued Expenses

	September 30, 2023	December 31, 2022
Accrued payroll and benefits	$5,766	$4,929
Accrued warranty	1,890	1,916
Accrued vacation	1,693	1,635
Accrued income tax and other taxes	1,519	841
Accrued legal settlement	870	1,160
Accrued expenses—other	2,042	1,898
Total accrued expenses	$13,780	$12,379

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

The following table summarizes the changes in product warranty liability:

	For the nine months ended
	September 30,
	2023	2022
Balance January 1,	$1,916	$1,578
Provision for warranties issued during the year	1,573	1,250
Warranty services provided	(1,590)	(958)
Foreign currency translation	(9)	(40)
Balance September 30,	$1,890	$1,830

10. Credit Facilities and Debt

Debt is summarized as follows:

	September 30, 2023	December 31, 2022
U.S. Credit Facilities	$48,276	$41,521
U.S. Term Loan	13,371	14,721
Italy Group Short-Term Working Capital Borrowings	16,287	19,365
Italy Group Term Loan	9,774	9,675
Other	119	1,223
Total debt	87,827	86,505
Less: Debt issuance costs	(71)	(99)
Debt, net of issuance costs	$87,756	$86,406

U.S. Credit Facilities and Term Loan

On April 11, 2022, the Company entered into a Commercial Credit Agreement (the “Credit Agreement”), by and among the Company, the Company’s domestic subsidiaries and Amarillo National Bank. The Credit Agreement provides for a $40,000 revolving credit facility, a $30,000 revolving credit facility and a $15,000 term loan.

Borrowings under the $40,000 revolving credit facility bear interest at a floating rate equal to the Prime Rate as of June 12, 2023. Previously, the rate was Prime plus 0.50%. The $40,000 revolving credit facility requires monthly interest payments with the full principal balance coming due at maturity. The facility originally provided for maturity on April 11, 2024. On January 25, 2023, the lender agreed to extend the maturity date to April 11, 2025, with a rolling two-year maturity extension provided there is no event of default. The rolling two-year maturity extension repeats on April 11 each year following 2025 unless the lender provides 120 days’ written notice of non-extension.

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

The unused balance of the revolving credit facilities incurs a 0.125% fee that is payable semi-annually. At September 30, 2023 and December 31, 2022, the Company had $48,276 and $41,521 in borrowings under the revolving credit facilities and $13,371 and $14,721 in borrowings under the term loan.

The Credit Agreement requires the Company to maintain a debt service coverage ratio of at least 1.25:1.00 measured on the last day of each calendar quarter, beginning June 30, 2022, and each measurement is based on a rolling 12-month basis. The Credit Agreement also requires the Company to maintain a U.S. net worth of at least $80,000, measured as of the last day of each calendar quarter, beginning June 30, 2022. The Company was in compliance with its covenants under the Credit Agreement as of September 30, 2023.

PM Group Short-Term Working Capital Borrowings

At September 30, 2023 and December 31, 2022, respectively, the PM Group had established demand credit and overdraft facilities with five banks in Italy, one bank in Spain, twelve banks in South America and one bank in Romania. Under these facilities, as of September 30, 2023 and December 31, 2022 respectively, the PM Group can borrow up to $23,636 and $24,127 for advances against invoices, letter of credit and bank overdrafts. As of September 30, 2023 and December 31, 2022 , the interest on the Italian working capital facilities is charged at the 3-month Euribor plus a spread ranging from 175 to 355 basis points and 3-month Euribor plus 450 basis points. Interest on the South American facilities is charged at a flat rate for advances on invoices. Interest on the Romanian facility ranges from 4.9% to 5.1%.

At September 30, 2023 and December 31, 2022, the banks had advanced PM Group $16,306 and $19,130, respectively.

Valla Short-Term Working Capital Borrowings

At September 30, 2023 and December 31, 2022, respectively, Valla had established demand credit and overdraft facilities with two Italian banks. Under the facilities, Valla can borrow up to $593 and $599 for advances against orders, invoices and bank overdrafts. Interest on the Italian working capital facilities is charged at a flat percentage rate for advances on invoices and orders ranging from 1.67% - 12% for both 2023 and 2022. At September 30, 2023 and December 31, 2022, the Italian banks had advanced Valla $79 and $235, respectively.

PM Group Term Loans

At September 30, 2023 and December 31, 2022 respectively, the PM Group has a $5,002 and $5,038 term loan that is split into a note and a balloon payment and is secured by the PM Group’s common stock. The term loan is charged interest at a fixed rate of 3.5%, has annual principal payments of approximately $600 per year and has a balloon payment of $3,180 due in 2026.

At September 30, 2023 and December 31, 2022 respectively, the PM Group has unsecured borrowings totaling $4,588 and $4,637, respectively. The borrowings have a fixed rate of interest of 3.5%. Annual payments of approximately $1,500 are payable ending in 2026.

As of September 30, 2023 and December 31, 2022 the PM Group has a loan in Romania in the amount of $125 and $175 with a fixed interest of 2.75% rate maturing in 2027.

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

Leases	Classification	September 30, 2023	December 31, 2022
Assets
Operating lease assets	Operating lease assets	$7,498	$5,667
Financing lease assets	Fixed assets, net	1,710	2,005
Total leased assets		$9,208	$7,672

Liabilities
Current
Operating	Current liabilities	$1,998	$1,758
Financing	Current liabilities	579	509

Non-current
Operating	Non-current liabilities	5,500	3,909
Financing	Non-current liabilities	2,940	3,382
Total lease liabilities		$11,017	$9,558

		Three months ended September 30,		Nine months ended September 30,
Lease Cost	Classification	2023	2022	2023	2022
Operating lease costs	Operating lease assets	$597	$459	$1,703	$969
Finance lease cost
Amortization of leased assets	Amortization	91	100	273	287
Interest on lease liabilities	Interest expense	112	126	347	385
Lease cost		$800	$685	$2,323	$1,641

	Three months ended September 30,		For the nine months ended
Other Information	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$597	$459	$1,703	$969
Operating cash flows from finance leases	112	126	347	385
Financing cash flows from finance leases	127	113	371	313

Future principal minimum lease payments for the next five years and subsequent are:

	Operating Leases	Finance Leases
2023	$586	$241
2024	2,031	972
2025	1,709	1,012
2026	1,638	1,018
2027	890	1,049
2028	528	356
And subsequent	1,532	-
Total undiscounted lease payments	8,914	4,648
Less interest	(1,416)	(1,129)
Total liabilities	$7,498	$3,519
Less current maturities	(1,998)	(579)
Non-current lease liabilities	$5,500	$2,940

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

12. Income Taxes

For the three months ended September 30, 2023, the Company recorded an income tax provision of $0.7 million, which includes a discrete income tax benefit of less than $0.1 million. The calculation of the overall income tax provision for the three months ended September 30, 2023 primarily consists of U.S. federal income taxes for Rabern which is a separate taxpayer for U.S. federal tax purposes, foreign income taxes, and a discrete tax income tax benefit related to the expiration of the statute of limitations for a foreign jurisdiction offset by an accrual of interest related to unrecognized tax benefits. For the three months ended September 30, 2022, the Company recorded an income tax provision of $0.2 million, which includes a discrete income tax benefit of less than $0.1 million. The calculation of the overall income tax provision for the three months ended September 30, 2022 primarily consists of U.S. federal income taxes for Rabern which is a separate taxpayer for U.S. federal tax purposes, foreign income taxes, a discrete income tax benefit for a reduction in the valuation allowance recorded against state tax credits in connection with the Rabern acquisition and a discrete income tax benefit related to the expiration of the statute of limitations for a foreign jurisdiction.

The effective tax rate for the three months ended September 30, 2023 was an income tax provision of 28.1% on pretax income of $2.6 million compared to an income tax provision of 7.2% on a pretax loss of $2.9 million in the comparable prior period. The effective tax rate for the three months ended September 30, 2023 differs from the U.S. statutory rate of 21% primarily due to a valuation allowance in the U.S., a partial valuation allowance in Italy, nondeductible foreign permanent differences, income taxed in foreign jurisdictions at varying tax rates and a reduction in the uncertain tax position liability related to the expiration of the statute of limitations for a foreign jurisdiction, offset by an accrual of interest related to unrecognized tax benefits.

For the nine months ended September 30, 2023, the Company recorded an income tax provision of $1.0 million, which includes a discrete income tax benefit less than of $0.1 million. The calculation of the overall income tax provision for the nine months ended September 30, 2023 primarily consists of U.S. federal income taxes for Rabern which is a separate taxpayer for U.S. federal tax purposes, foreign income taxes, and a discrete income tax benefit related to the expiration of the statutes of limitations for various states and a foreign jurisdiction offset by an accrual of interest related to unrecognized tax benefits. For the nine months ended September 30, 2022, the Company recorded an income tax provision of $0.6 million, which includes a discrete income tax benefit of $0.2 million. The calculation of the overall income tax provision for the nine months ended September 30, 2022 primarily consists of U.S. federal income taxes for Rabern which is a separate taxpayer for U.S. federal tax purposes, foreign income taxes, and a discrete income tax benefit for a reduction in the valuation allowance recorded against state tax credits in connection with the Rabern acquisition, and a discrete income tax benefit related to the expiration of the statutes of limitations for various states and a foreign jurisdiction.

The effective tax rate for the nine months ended September 30, 2023 was an income tax provision of 28.05% on a pretax income of $3.4 million compared to an income tax provision of 13.0% on a pretax loss of $4.4 million in the comparable prior period. The effective tax rate for the nine months ended September 30, 2023 differs from the U.S. statutory rate of 21% primarily due to a valuation allowance in the U.S., a partial valuation allowance in Italy, nondeductible foreign permanent differences, income taxed in foreign jurisdictions at varying tax rates, a reduction in the uncertain tax position liability related to the expiration of the statutes of limitations for various states and a foreign jurisdiction, offset by an accrual of interest related to unrecognized tax benefits.

13. Net Earnings (Loss) per Common Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Details of the calculations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$1,894	$(3,084)	$2,400	$(4,957)
Net income attributable to noncontrolling interest	194	288	243	442
Net income (loss) attributable to shareholders of Manitex International, Inc.	$1,700	$(3,372)	$2,157	$(5,399)

Income (loss) per share
Basic
Net income (loss)	$0.09	$(0.15)	$0.12	$(0.25)
Net income (loss) attributable to shareholders of Manitex International, Inc.	$0.08	$(0.17)	$0.11	$(0.27)
Diluted
Net income (loss)	$0.09	$(0.15)	$0.12	$(0.25)
Net income (loss) attributable to shareholders of Manitex International, Inc.	$0.08	$(0.17)	$0.11	$(0.27)

Weighted average common shares outstanding
Basic	20,252,114	20,094,475	20,193,696	20,039,981

Diluted
Basic	20,252,114	20,094,475	20,193,696	20,039,981
Dilutive effect of restricted stock units and stock options	2,716	—	2,559	—
Dilutive	20,254,830	20,094,475	20,196,255	20,039,981

The following securities were not included in the computation of diluted earnings per share as their effect would have been antidilutive:

	September 30,
	2023	2022
Unvested restricted stock units	262,989	296,725
Options to purchase common stock	213,437	197,437
	476,426	494,162

14. Equity

Stock Issued to Employees and Directors

The Company issued shares of common stock to employees and Directors as restricted stock units issued under the Company’s 2019 Incentive Plan vest. Upon issuance, entries were recorded to increase common stock and decrease paid in capital for the amounts shown below. The following is a summary of stock issuances that occurred during the nine months ended September 30, 2023:

Date of Issue	Employees or Director	Shares Issued	Value of Shares Issued
March 6, 2023	Employees	14,064	82,837
March 7, 2023	Directors	18,000	92,700
March 8, 2023	Employees	18,338	141,753
March 8, 2023	Directors	12,000	92,760
April 11, 2023	Employees	33,000	250,800
June 1, 2023	Directors	17,520	101,591
June 2, 2023	Employees	13,200	93,324
June 2, 2023	Directors	20,100	143,229
July 1, 2023	Employees	10,085	64,443
		156,307	1,063,437

Stock Repurchases

The Company purchases shares of Common Stock from certain employees at the closing share price on the date of purchase. The stock is purchased from the employees to satisfy employees’ withholding tax obligations related to stock issuances described above. The below table summarizes shares repurchased from employees during the current year through September 30, 2023:

Date of Purchase	Shares Purchased	Closing Price on Date of Purchase
March 6, 2023	3,801	$5.12
March 8, 2023	3,804	$5.32
June 2, 2023	1,875	$4.82
July 1, 2023	1,727	$5.43
	11,207

Restricted Stock Awards

The following table contains information regarding restricted stock units during the current year through September 30, 2023:

September 30, 2023
Outstanding on January 1, 2023	288,904
Units granted during the period	141,800
Vested and issued	(145,100)
Vested-issued and repurchased for income tax withholding	(11,207)
Forfeited	(8,450)
Outstanding on September 30, 2023	265,947

The value of the restricted stock is being charged to compensation expense over the vesting period. Compensation expense includes expense related to restricted stock units of $215 and $856 for the three and nine months ended September 30, 2023 and $298 and $1,026 for the three and nine months ended September 30, 2022. Additional compensation expense related to restricted stock units will be $222, $716 and $295 for the remainder of 2023, 2024 and 2025, respectively.

Restricted Stock Award with Market Conditions

On May 3, 2022, in connection with J. Michael Coffey’s appointment as the Company’s Chief Executive Officer as of April 11, 2022, he was granted 490,000 restricted stock units that vest upon attainment of certain stock price hurdles of the Company’s stock. The restricted stock units can only be received on an annual basis from the vesting start date. The fair value of the market conditions award was $2.2 million calculated by using the Monte Carlo Simulation based on the average of 20,000 simulation runs. The requisite service period used was three years, expected volatility was 60% and the risk-free rate of return was 2.94%. The value of the restricted stock units granted to Mr. Coffey is being charged to compensation expense over the requisite service period. Under ASC 718-10-35-2, compensation cost for the award of share-based compensation is recognized over the derived service periods (the time from the service inception date to the expected date of satisfaction) of either 12 or 24 months depending on the particular tranche based on the median number of days it takes for the award to vest in scenarios where they meet their threshold. Compensation expense related to restricted stock units was $208 and $820 for the three and nine months ended September 30, 2023 and $386 and $566 for both the three and nine months ended September 30, 2022. Additional compensation expense related to Mr. Coffey’s restricted stock units will be $208 and $231 for the remainder of 2023 and 2024, respectively.

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

On May 1, 2023, 16,000 stock options were granted at $5.18 per share and vest ratably on each of the first three anniversary dates.

	Grant date 5/3/2022	Grant date 5/1/2023
Dividend yields	—	—
Expected volatility	55.0%	55.0%
Risk free interest rate	3.02%	3.63%
Expected life (in years)	6	6
Fair value of the option granted	$4.13	$2.87

Compensation expense related to the Company’s stock options was $34 and $136 and $66 and $118 for the three and nine months ended September 30, 2023 and 2022. Additional compensation expense related to Mr. Coffey’s options will be $33 $82 and $28 for the remainder of 2023, 2024 and 2025, respectively.

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

On May 5, 2011, Company entered into two separate settlement agreements with two plaintiffs. As of September 30, 2023, the Company has a remaining obligation under these agreements to pay the plaintiffs $855 without interest in 9 annual installments of $95 on or before May 22 of each year. The Company has recorded a liability for the net present value of the liability. The difference between the net present value and the total payment will be charged to interest expense over the payment period.

It is reasonably possible that the estimated reserve for product liability claims may change within the next 12 months. A change in estimate could occur if a case is settled for more or less than anticipated, or if additional information becomes known to the Company.

The Company has accrued $335 for settling a litigation matter involving a product liability case. In addition, the Company has recorded a charge of $369 for the estimated withdrawal liability for pension payments that it may owe under a collective bargaining agreement with the unions. These amounts are recorded in other expense in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2023 and 2022.

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

In 2022, the Company became the lessee of four buildings from HTS Management LLC (“HTS”), an entity controlled by Mr. Berner, who is a key member of Rabern management. HTS operates as a holding company for property and as a single lessee leasing company for business use property for Rabern. HTS’s ongoing activities preceding and succeeding the Rabern acquisition relate to financing, purchasing, leasing and holding property leased to Rabern. Based on these activities, HTS would be subject to interest rate risk and real estate investment pricing risk related to holding the real estate as an investment. These risks represent the potential variability to be considered as passed to interest holders. Although we have a variable interest through our relationship with Steven Berner, such variability is not passed on to Rabern in connection with the arrangement, and therefore Rabern is not the primary beneficiary of the VIE. Furthermore, all risks and benefits of the significant activities of HTS are passed to Steven Berner directly and do not represent a direct or an indirect obligation for Rabern.

As of September 30, 2023 and December 31, 2022, the Company had accounts receivable and payable with related parties as shown below:

		September 30, 2023	December 31, 2022
Accounts Receivable	Tadano (2)	$3	$—

Accounts Payable	Terex (1)	$16	$60
Net Related Party Accounts Receivable/(Payable), net		$(13)	$(60)

The following is a summary of the amounts attributable to certain related party transactions as described in the footnotes to the table, for the periods indicated:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Rent paid:	Rabern Facility (4)	$242	$160	$675	$302

Sales to:	Terex (1)	$10	$75	$137	$165
	Tadano (2)	11	10	73	34
	RAM P&E (3)	—	—	—	27
	Steven Berner (5)	—	—	—	80
Total Sales		$21	$85	$210	$306

Purchases from:	Terex (1)	$32	$64	$67	$203
	Tadano (2)	—	—	7	137
Total Purchases		$32	$64	$74	$340

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

The following is financial information for our two operating segments: Lifting Equipment and Rental Equipment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues
Lifting Equipment	$63,738	$57,433	$191,114	$181,190
Rental Equipment	7,593	7,604	21,622	13,844
Total revenue	$71,331	$65,037	$212,736	$195,034
Operating income (loss)
Lifting Equipment	$4,300	$(394)	$9,319	$(1,925)
Rental Equipment	879	1,602	1,757	2,113
Total operating income	$5,179	$1,208	$11,076	$188
Depreciation and amortization
Lifting Equipment	$1,261	$1,042	$3,435	$3,288
Rental Equipment	1,475	1,573	5,223	3,243
Total depreciation and amortization	$2,736	$2,615	$8,658	$6,531
Capital expenditures
Lifting Equipment	$656	$189	$1,668	$1,039
Rental Equipment	475	3,663	2,969	12,623
Total capital expenditures	$1,131	$3,852	$4,637	$13,662

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

Backlog

The Company’s backlog was approximately $197 million and $230 million at September 30, 2023 and December 31, 2022, respectively.

Results of Condensed Consolidated Operations

MANITEX INTERNATIONAL, INC.

(In thousands)

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Net revenues	$71,331	$65,037	$6,294	9.7%
Cost of sales	54,746	52,693	2,053	3.9
Gross profit	16,585	12,344	4,241	34.4
Operating expenses
Research and development costs	861	659	202	30.7
Selling, general and administrative expenses	10,545	10,440	105	1.0
Transaction costs	—	37	(37)	(100.0)
Total operating expenses	11,406	11,136	270	2.4
Operating income	5,179	1,208	3,971	328.7
Other income (expense)
Interest expense	(1,997)	(1,409)	(588)	41.7
Interest income	141	—	141	100.0
Foreign currency transaction gain (loss)	(883)	175	(1,058)	(604.6)
Other expense	196	(2,852)	3,048	(106.9)
Total other expense	(2,543)	(4,086)	1,543	(37.8)
Income (loss) before income taxes	2,636	(2,878)	5,514	(191.6)
Income tax expense	742	206	536	260.2
Net income (loss)	1,894	(3,084)	4,978	(161.4)
Net income attributable to noncontrolling interest	194	288	(94)	(32.6)
Net income (loss) attributable to shareholders of Manitex International, Inc.	$1,700	$(3,372)	$5,072	(150.4)%

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Net revenues and gross profit

Net revenues increased $6.3 million or 9.7% to $71.3 million for the three months ended September 30, 2023 from $65.0 million for the comparable period in 2022. The increase in revenues is primarily due to increase in sales of articulated cranes by the Company's PM business, aerial work platforms from the Oil & Steel business and straight mast cranes from the Manitex business. These are partially offset by $4 million in lower chassis sales as compared with the prior year.

Our gross profit increased $4.3 million to $16.6 million, for the three months ended September 30, 2023 from $12.3 million for the comparable period in 2022. The increase in gross profit is driven by increased sales volume, higher selling prices and sales mix in the PM and Manitex businesses. The gross profit percentage increased from 19.0% for the three months ended September 30, 2022 to 23.0% for the three months ended September 30, 2023. The increase is driven by increased pricing, lowered costs and favorable sales mix.

Research and development — Research and development expense was $0.9 million for the three months ended September 30, 2023 compared to $0.7 million for the same period in 2022. The Company’s research and development spending reflects our continued commitment to develop and introduce new products that give the Company a competitive advantage.

Selling, general and administrative expense — SG&A expense for the three months ended September 30, 2023 was $10.5 million compared to $10.4 million for the comparable period in 2022, a decrease of $0.1 million. The increase of salaries and benefits and insurance costs in 2023 are offset by lower stock compensation and lower severance expenses incurred in the prior year.

Interest expense — Interest expense was $2.0 million for the three months ended September 30, 2023 compared to $1.4 million for the comparable period in 2022. The increase in interest expense is due to higher debt incurred to finance inventory and increases in the rental fleet as well as increased interest rates.

Foreign currency transaction losses — For the three months ended September 30, 2023, the Company had foreign currency losses of $0.9 million compared to a gain of $0.2 million for the comparable period in 2022. A substantial portion of the losses relate to changes in the Argentine and Chilean peso.

Other income (expense) — Other income was less than $0.2 million for the three months ended September 30, 2023 compared to other expense of $2.9 million for the comparable period in 2022. The prior year expense is mainly due to a legal settlement.

Income taxes —For the three months ended September 30, 2023, the Company recorded an income tax provision of $0.7 million, which includes a discrete income tax benefit of less than $0.1 million. The calculation of the overall income tax provision for the three months ended September 30, 2023 primarily consists of U.S .federal income taxes for Rabern which is a separate taxpayer for US federal tax purposes, foreign income taxes, and a discrete tax income tax benefit related to the expiration of the statute of limitations for a foreign jurisdiction offset by an accrual of interest related to unrecognized tax benefits. For the three months ended September 30, 2022, the Company recorded an income tax provision of $0.2 million, which includes a discrete income tax benefit of less than $0.1 million. The calculation of the overall income tax provision for the three months ended September 30, 2022 primarily consists of U.S. federal income taxes for Rabern which is a separate taxpayer for U.S. federal tax purposes, foreign income taxes, a discrete income tax benefit for a reduction in the valuation allowance recorded against state tax credits in connection with the Rabern acquisition and a discrete income tax benefit related to the expiration of the statute of limitations for a foreign jurisdiction.

The effective tax rate for the three months ended September 30, 2023 was an income tax provision of 28.1% on pretax income of $2.6 million compared to an income tax provision of 7.2% on a pretax loss of $2.9 million in the comparable prior period. The effective tax rate for the three months ended September 30, 2023 differs from the U.S. statutory rate of 21% primarily due to a valuation allowance in the U.S., a partial valuation allowance in Italy, nondeductible foreign permanent differences, income taxed in foreign jurisdictions at varying tax rates and a reduction in the uncertain tax position liability related to the expiration of the statute of limitations for a foreign jurisdiction offset by an accrual of interest related to unrecognized tax benefits.

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change

Net revenues	$212,736	$195,034	$17,702	9.1%
Cost of sales	166,806	160,198	6,608	4.1
Gross profit	45,930	34,836	11,094	31.8
Operating expenses
Research and development costs	2,512	2,095	417	19.9
Selling, general and administrative expenses	32,342	30,317	2,025	6.7
Transaction costs	—	2,236	(2,236)	(100.0)
Total operating expenses	34,854	34,648	206	0.6
Operating income	11,076	188	10,888	N/M
Other income (expense)
Interest expense	(5,658)	(2,982)	(2,676)	89.7
Interest income	141	3	138	N/M
Foreign currency transaction gain (loss)	(1,656)	268	(1,924)	(717.9)
Other expense	(541)	(1,864)	1,323	(71.0)
Total other expense	(7,714)	(4,575)	(3,139)	68.6
Income (loss) before income taxes	3,362	(4,387)	7,749	(176.6)
Income tax expense	962	570	392	68.8
Net income (loss)	2,400	(4,957)	7,357	(148.4)
Net income attributable to noncontrolling interest	243	442	(199)	(45.0)%
Net income (loss) attributable to shareholders of Manitex International, Inc.	$2,157	$(5,399)	$7,556	(140.0)%

Nine Months Ended September 30, 2023 Compared to nine Months Ended September 30, 2022

Net revenues and gross profit

Net revenues increased $17.7 million to $212.7 million from $195.0 million for the comparable period in 2022. The increase is due to higher sales of articulated cranes and aerial platforms by our PM business, the acquisition of Rabern in April of 2022, and increased revenue from sales of straight mast cranes in the Manitex business. These are partially offset by nearly $8 million in lower chassis sales as compared with the prior year.

Gross profit increased $11.1 million to $45.9 million for the nine months ended September 30, 2023 from $34.8 million for the comparable period in 2022. The increase is due to higher sales of articulated cranes and aerial platforms by our PM and Oil & Steel businesses, the acquisition of Rabern in April of 2022 and increased revenue from sales of straight mast cranes in the Manitex business. The gross profit percentage increased from 17.9% to 21.6% driven by higher margins across most businesses due to increased pricing and favorable sales mix in our manufacturing businesses and a full year of results in 2023 from the rental business.

Research and development — Research and development expense was $2.5 million for the nine months ended September 30, 2023 compared to $2.1 million for the same period in 2022. The Company’s research and development spending reflects our continued commitment to develop and introduce new products that give the Company a competitive advantage.

Selling, general and administrative expense — SG&A expense for the nine months ended September 30, 2023 was $32.3 million compared to $30.3 million for the comparable period in 2022, an increase of $2.0 million. The increase is driven by an additional three months of expense in the rental segment, the acquisition having occurred in April 2022, trade show expenses, increases in salaries and benefits and legal settlement costs partially offset by decreased severance costs incurred in 2022.

Transactions Costs - Transaction costs for the nine months ended September 30, 2022 were $2.2 million related to deal costs in connection with the Rabern acquisition.

Interest expense — Interest expense was $5.7 million for the nine months ended September 30, 2023 compared to $3.0 million for the comparable period in 2022. The increase in interest expense is due to higher debt and interest rates due to the new credit facilities and term debt added in connection with the Rabern acquisition.

Foreign currency transaction losses — For the nine months ended September 30, 2023, the Company had foreign currency losses of $1.7 million compared to currency gain of $0.3 million for the comparable period in 2022. A substantial portion of the losses relate to changes in the Argentine and Chilean peso.

Other income (expense) — Other expense was $0.5 million for the nine months ended September 30, 2023 compared to other expense of $1.9 million for the comparable period in 2022. The expense in 2023 relates to a pension settlement obligation of $0.3 million related to the termination of services provided by union members and $0.3 million of legal settlement charges offset by royalty income. The amount for 2022 relates to a legal settlement, partially offset by a gain on the sale of a Badger facility and the reversal of a previous recorded contingent liability.

Income taxes —For the nine months ended September 30, 2023, the Company recorded an income tax provision of $0.9 million, which includes a discrete income tax benefit less than of $0.1 million. The calculation of the overall income tax provision for the nine months ended September 30, 2023 primarily consists of US federal income taxes for Rabern which is a separate taxpayer for US federal tax purposes, foreign income taxes, and a discrete income tax benefit related to the expiration of the statutes of limitations for various states and a foreign jurisdiction offset by an accrual of interest related to unrecognized tax benefits. For the nine months ended September 30, 2022, the Company recorded an income tax provision of $0.6 million, which includes a discrete income tax benefit of $0.2 million. The calculation of the overall income tax provision for the nine months ended September 30, 2022 primarily consists of US federal income taxes for Rabern which is a separate taxpayer for US federal tax purposes, foreign income taxes, and a discrete income tax benefit for a reduction in the valuation allowance recorded against state tax credits in connection with the Rabern acquisition, and a discrete income tax benefit related to the expiration of the statutes of limitations for various states and a foreign jurisdiction.

The effective tax rate for the nine months ended September 30, 2023 was an income tax provision of 28.05% on a pretax income of $3.4 million compared to an income tax provision of 13.0% on a pretax loss of $4.4 million in the comparable prior period. The effective tax rate for the nine months ended September 30, 2023 differs from the U.S. statutory rate of 21% primarily due to a valuation allowance in the U.S., a partial valuation allowance in Italy, nondeductible foreign permanent differences, income taxed in foreign jurisdictions at varying tax rates and a reduction in the uncertain tax position liability related to the expiration of the statutes of limitations for various states and a foreign jurisdiction offset by an accrual of interest related to unrecognized tax benefits.

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

On April 11, 2022, the Company entered into an $85 million credit facility with Amarillo National Bank consisting of a working capital facility of $40 million secured by assets of Manitex U.S. businesses, working capital facility of $30 million secured by assets of Rabern, and $15 million term loan facility. This new banking facility provided the funds for the Rabern acquisition and working capital facilities for both the Manitex U.S. and Rabern businesses. At September 30, 2023 the PM Group had established working capital facilities with five Italian, one Spanish, twelve South American banks and one Romanian bank. Under these facilities, the PM Group can borrow $20.3 million against orders, invoices and letters of credit.

Cash, cash equivalents and restricted cash were $4.9 million and $8.2 million at September 30, 2023 and December 31, 2022, respectively At September 30, 2023, the Company had global liquidity of approximately $29 million based on the cash balance and availability under its working capital facilities. Future advances are dependent on having available collateral.

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

At September 30, 2023 and December 31, 2022, no customer accounted for 10% or more of the Company’s accounts receivable.

Cash flows for the nine-month period ended September 30, 2023 compared to the nine-month period ended September 30, 2022

Operating Activities - For the nine months ended September 30, 2023 and 2022, cash flow provided by operating activities was $0.2 million compared to cash used in operating activities of $11.3 million for the same period in the prior year. Cash used for working capital was $14.1 million for the nine months ended September 30, 2023 compared to cash used for working capital of $13.0 million for the same period in the prior year. The change is primarily related to increased collections on accounts receivable, the paydown of accounts payable, and inventory purchases to support production

Investing Activities - Cash used in investing activities was $4.3 million in the first nine months of 2023, compared to $50.2 million used in investing activities in the same period a year ago. Cash used in the nine-month period ended September 30, 2023 was primarily related to purchases of assets for growth in the rental segment. Cash used in the nine-month period ended September 30, 2022 was primarily related to cash payments for the Rabern acquisition of $38.4 million, property and equipment purchases of $13.7 million, offset by $1.9 million in proceeds from the sale of the Badger facility and other equipment.

Financing Activities - Cash provided by financing activities was an inflow of $1.1 million for the nine months ended September 30, 2023 which included an increase in borrowings on the revolving credit facility of $6.7 million, partially offset by a decrease in borrowings on the working capital facilities of $2.9 million and note payments of $2.4 million. Cash provided by financing activities was an inflow of $55.5 million for the nine months ended September 30, 2022 which included an increase in borrowings on the revolving credit facility in connection with the Rabern acquisition of $46.7 million, borrowings on the term loan in connection with the Rabern acquisition of $15.0 million, additional borrowings on the revolving credit facility of $6.7 million, working capital borrowings of $0.9 million and borrowings for insurance agreements and finance leases of $0.9 million, offset by repayment of previous revolving credit facility of $12.8 million and notes of $1.1 million.

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

Item 3—Quantitative and Qualitative Disclosures about Market Risk

Not required for Smaller Reporting Companies.

Item 4—Controls and Procedures

Disclosure Controls and Procedures

With the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) and under the supervision of the Audit Committee of the Board of Directors, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2023, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s Credit Agreement with Amarillo National Bank directly restricts the Company’s ability to declare or pay dividends without Amarillo’s consent. In addition, pursuant to the Company’s Credit Agreement with Amarillo National Bank, the Company’s U.S. subsidiaries must maintain a debt service coverage ratio of at least 1.25:1.00 and a net worth for U.S. entities of at least $80 million, each as measured on the last date of each calendar quarter, beginning September 30, 2023.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2023	—	$—	—	—
February 1 - February 28, 2023	—	—	—	—
March 1 - March 31, 2023	7,605	5.22	—	—
April 1- April, 2023	—	—	—	—
May 1 - May 31, 2023	—	—	—	—
June 1 - June 30, 2023	1,875	4.82	—	—
July 1 - July 31, 2023	1,727	5.43	—	—
	11,207	$5.19	—	—

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

November 2, 2023

By:	/s/ MICHAEL COFFEY
Michael Coffey
Chief Executive Officer
(Principal Executive Officer)

November 2, 2023

By:	/s/ JOSEPH DOOLAN
Joseph Doolan
Chief Financial Officer (Principal Financial and Accounting Officer)